Form 10-K
period 1995-03-31
IMAGE ENTERTAINMENT INC
filed 1995-06-27
CIK 216324

================================================================================


                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                            _______________________


                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MARCH 31, 1995

                                      OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 For The Transition Period From ....................To
     ....................

                        Commission File Number 0-11071

                           IMAGE ENTERTAINMENT, INC.
            (Exact name of registrant as specified in its charter)

                 California                              84-0685613
       ----------------------------                -----------------------
       (State or other jurisdiction                (I.R.S. Employer
        of incorporation)                           Identification Number)

                 9333 Oso Avenue, Chatsworth, California 91311
         ------------------------------------------------------------
         (Address of principal executive offices, including zip code)

                                (818) 407-9100
             ----------------------------------------------------
             (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, no par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES (x) NO (_)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (_)

At June 1, 1995, 14,037,741 shares of Common Stock were outstanding, and the aggregate market value of the shares of Common Stock held by the registrant's nonaffiliates was approximately $54,489,340 (based upon the closing price of the Common Stock on the NASDAQ National Market System). Shares of Common Stock held by the registrant's directors, executive officers and 5% or more shareholders have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.


================================================================================

                           IMAGE ENTERTAINMENT, INC.
                            FORM 10-K ANNUAL REPORT
                     FOR FISCAL YEAR ENDED MARCH 31, 1995



                               TABLE OF CONTENTS
                               -----------------

                                    PART I

                                                                         PAGE
                                                                         ----
ITEM  1.   Business...................................................      1
ITEM  2.   Properties.................................................      8
ITEM  3.   Legal Proceedings..........................................      9
ITEM  4.   Submission of Matters to a Vote of Security Holders........      9


                                    PART II


ITEM  5.   Market for Registrant's Common Equity and Related Stockholder
           Matters....................................................     11
ITEM  6.   Selected Financial Data....................................     12
ITEM  7.   Management's Discussion and Analysis of Financial Condition and
           Results of Operations......................................     13
ITEM  8.   Financial Statements and Supplementary Data................     19
ITEM  9.   Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure...................................     39


                                   PART III


ITEM  10.  Directors and Executive Officers of the Registrant.........     39
ITEM  11.  Executive Compensation.....................................     39
ITEM  12.  Security Ownership of Certain Beneficial Owners and
           Management.................................................     39
ITEM  13.  Certain Relationships and Related Transactions.............     39


                                    PART IV


ITEM  14.  Exhibits, Financial Statement Schedules and Reports on
           Form 8-K...................................................     39



SIGNATURES............................................................     41

- --------------------------------------------------------------------------------
                                    PART I
- --------------------------------------------------------------------------------


ITEM 1.  BUSINESS.
         --------

GENERAL

     Image Entertainment, Inc. (the "Company") was incorporated in Colorado in April 1975 as Key International Film Distributors, Inc. The Company's present name was adopted in June 1983. The Company reincorporated in California in November 1989. Its principal executive offices are located at 9333 Oso Avenue, Chatsworth, California 91311, and its telephone number is (818) 407-9100.

     The Company has distributed programming on laserdisc since 1983, and is the largest laserdisc licensee and distributor in North America with an estimated 35% market share. It distributes thousands of titles ranging from feature films and music videos to family, documentary and special interest programming, directly or through subdistributors. Titles are obtained from major motion picture studios and other suppliers under exclusive and nonexclusive license and wholesale distribution agreements.

     To obtain exclusive titles, the Company generally enters into license agreements whereby it acquires the exclusive right to manufacture and distribute laserdisc programming in exchange for royalties. The Company releases exclusive titles from licensors such as Disney's Buena Vista Home Video, Hallmark Home Entertainment, New Line Home Video, Orion Home Video, Playboy Home Video and Turner Home Entertainment. Some of the exclusive titles currently available
from the Company include:   Aladdin, Snow White and the Seven Dwarfs, Quiz Show,
The Jungle Book, Terminal Velocity, Hoop Dreams, The Mask, and Blue Sky. Some of the exclusive titles the Company expects to release during fiscal 1996 include: The Lion King, Cinderella, While You Were Sleeping, Pulp Fiction, Crimson Tide, Judge Dredd, The Santa Clause, The Madness of King George, Dumb and Dumber, Don Juan DeMarco, Special Collector's Editions of The Howling, The Fog, Tron, Alice in Wonderland and Three Caballeros.

     When the Company acts as a wholesale distributor, it generally acquires laserdisc programming in finished, prepackaged form for resale to retail accounts. The Company is the exclusive wholesale distributor of laserdisc programming from Twentieth Century Fox Home Entertainment and The Voyager Company (including Voyager's prestigious "Criterion Collection" line). Some of the Twentieth Century Fox and Voyager titles currently available from the Company include: Speed, True Lies, the THX Special Edition of Mrs. Doubtfire, the Collector's Edition of Powell and Pressburger's The Red Shoes, A Night To Remember and THX Special Editions of Robocop and Silence Of The Lambs. Some of the Twentieth Century Fox and Voyager titles the Company expects to release during fiscal 1996 include: Die Hard With A Vengeance, Kiss of Death, Nell, Mighty Morphin Power Rangers, Miracle on 34th Street, French Kiss, the Collector's Edition of Schindler's List, the Collector's Edition of The Day The Earth Stood Still, the THX Edition of The Towering Inferno and the Special Collector's Edition of The Rocky Horror Picture Show. In addition, the Company is a nonexclusive wholesale distributor of laserdisc programming from motion picture studios such as Columbia, MCA/Universal, MGM/UA, TriStar and Warner Bros. Some of the nonexclusive studio titles currently distributed by the Company include: Interview With The Vampire, Legends of the Fall, Four Weddings and a Funeral, The Shawshank Redemption, Jurassic Park, Junior, Disclosure and Eric Clapton Unplugged. Some of the nonexclusive studio titles the Company expects to distribute during fiscal 1996 include: Batman Forever, The Bridges of Madison County, Casper, Waterworld and Apollo 13.

     In preparing titles for laserdisc replication, the Company uses its in-house, state-of-the-art digital post-production facility to create laserdisc masters. It then delivers the masters to manufacturers such as Digital Audio Disc Corporation (Sony), Kuraray, Mitsubishi, Pioneer Video Manufacturing, Technidisc and 3M for the replication of laserdiscs. The Company's in-house, full-service creative services/computer

- --------------------------------------------------------------------------------
Image Entertainment, Inc.                                                      1
graphics department designs laserdisc jackets and creative materials for advertising and merchandising. The Company's in-house marketing department implements marketing programs, issues publicity and publishes Image Laserdisc Preview magazine, a consumer-oriented monthly featuring new releases and containing articles and information of current interest to the laserdisc/multimedia consumer.

RECENT DEVELOPMENTS

     On November 15, 1994, to refinance its existing long-term debt and gain borrowing flexibility to maintain growth, the Company entered into a Loan and Security Agreement with Foothill Capital Corporation, an asset-based lender.
The agreement provides for revolving advances and the issuance of and guaranty of standby letters of credit under a $14,250,000 revolving credit facility and a series of term loans under a $750,000 capital expenditure term loan facility. The term of the agreement is three years, renewable automatically thereafter for successive one-year periods. Concurrent with funding of the revolving credit facility, the Company immediately retired $11,500,000 of long-term debt representing the outstanding balance of the Company's November 18, 1991 private placement financing. See "Item 7. Management's Discussion and Analysis of
                      ---
Financial Condition and Results of Operations -- Liquidity and Capital
Resources."

     On January 16, 1995, the Company instituted a stock repurchase program to buy up to one million shares of its outstanding common stock. Purchases will be made from time to time in open market and/or privately negotiated transactions based on current market conditions and other factors. As of March 31, 1995, the Company had repurchased 254,800 shares of common stock for approximately $1.9 million. See "Item 7. Management's Discussion and Analysis of Financial
         ---
Condition and Results of Operations -- Liquidity and Capital Resources."

     On March 30, 1995, the Company received an $880,000 business interruption insurance claim settlement arising from losses sustained in the January 17, 1994 Northridge earthquake. See "Item 7. Management's Discussion and Analysis of
                        ---
Financial Condition and Results of Operations -- Insurance Settlements - Business Interruption and Property Damage."

     On June 21, 1995, the Company, acquired V.T. Laser, Inc., a privately held New Jersey based corporation doing business as "U.S. Laser Video Distributors," for approximately $3.1 million. U.S. Laser is a nonexclusive distributor of optical disc programming and the publisher of LASERVIEWS: America's Laser Disc Magazine, a bimonthly consumer periodical focusing on product announcements, software reviews and articles of general interest to the laserdisc consumer, and
D.I.S.C.: Dealer's Interactive Software Companion, a dealer-oriented multimedia publication. U.S. Laser has been in the laserdisc distribution business since 1985 and will continue to operate on a business as usual basis out of its New Jersey offices. Prior to the acquisition, U.S. Laser was a competitor of the Company and one of the Company's largest customers. See "Item 7. Management's
                                                     ---
Discussion and Analysis of Financial Condition and Results of Operations -- Recent Acquisition."

LASERDISC BASICS

     The laserdisc, a larger, optical version of the compact disc (CD), is encoded with both audio and visual information. Just as CDS offer distinct advantages over records and audiotapes, laserdiscs offer distinct advantages over videocassettes: higher resolution video, full-fidelity digital audio, instant access to any scene, frame-by-frame viewing, greater durability and superior interactive capability. The laserdisc is not to be confused with the short-lived capacitance electronic disc (CED), which was introduced by RCA in the early 1980s and abandoned by it in 1986. The CED (or "videodisc") was read by a stylus and did not utilize optical laser technology.

     Laserdisc (software) demand is primarily driven by the installed base of laserdisc players (hardware). When introduced over a decade ago, laserdisc players met with only moderate success because of their cost compared to VCRs, their inability to record, limited software availability and

- --------------------------------------------------------------------------------
2                                                     Image Entertainment, Inc.

consumers' unfamiliarity with the laserdisc format. However, the format has since benefitted from consumer acceptance of CD technology and increasing consumer interest in the "home theater" concept, including THX sound equipment, big-screen televisions and wide-screen televisions. Player prices continue to decline and a wide variety of models are available at retail.

     Today, a large number of hardware manufacturers, including Denon, Kenwood, Magnavox, Mitsubishi, Panasonic, Pioneer, Quasar, RCA, Runco, Samsung, Sharp, Sony, Theta and Yamaha, offer a variety of laserdisc player models. Major retailers of audio and video components such as Circuit City, Frys, Lechmere, Montgomery Ward, Radio Shack, Sears and The Good Guys carry laserdisc players.

     Virtually all laserdisc players are combination players ("Combi-players"), which play both CDS and laserdiscs. The average selling price of an entry-level player is between $299 and $379. Pioneer Electronics, a leading manufacturer of laserdisc hardware, introduced an entry-level player listing at $299 in early 1995. Denon, Pioneer, Panasonic, Runco and Theta have introduced several high-end laserdisc player models which retail between $1,000 and $4,500. Depending upon the make and model, laserdisc players may also offer karaoke and game add-ons and an assortment of other special features. Newly introduced by Pioneer in calendar 1995, in all new models of players retailing for $399 and above, is "Dolby Digital Surround" also known as "AC-3." This new audio feature, currently available only with laserdisc technology, allows for six discrete channels of audio to be played back in home theatre applications, giving the viewer a closer approximation of the original theatrical experience and a more true-to-life placement of sound.

     The Company believes that growth in the installed player base will boost laserdisc sales. Paul Kagan Associates, Inc. estimates the number of laserdisc-player households, the percentage of television households with laserdisc players and the number of laserdiscs sold in the United States as follows:

                     # of Laserdisc-      % of TV Households          # of
Calendar Year       Player Households   With Laserdisc Players   Laserdiscs Sold
- -------------       -----------------   ----------------------   ---------------

     1991                  737,000               0.8%               5.7 million
     1992                  947,000               1.0%               6.4 million
     1993                1,220,000               1.3%               7.0 million
     1994                1,540,000               1.6%               8.3 million
- ----------------------------------

(C)  1995 Paul Kagan Associates, Inc. estimates.

     The Company anticipates the laserdisc market will remain primarily a sell-through rather than a rental market. Most titles currently have a suggested retail price of $24.99 to $39.99, low enough for consumers to build a personal library. If a large laserdisc rental market develops, the Company expects disc sales per household to drop as the price per disc increases, but total disc sales and the number of outlets renting or selling discs to multiply.

PROGRAM ACQUISITION

     GENERAL.  As the Company does not produce its own programming, its success
     -------
depends upon entering into new and renewing existing licenses and wholesale distribution agreements for feature films and other programming. There is no assurance that suppliers of programming will continue to enter into or renew licenses or distribution agreements on terms acceptable to the Company; however, the Company believes that its production, creative services, marketing and distribution expertise will continue to make it an attractive partner for such suppliers.

     Twentieth Century Fox and Disney's Buena Vista retain the right to terminate their respective agreements with the Company if specified events of default occur, such as a "change in control" (as

- --------------------------------------------------------------------------------
Image Entertainment, Inc.                                                      3
defined in the agreements) of the Company. Future licenses and distribution agreements may contain similar termination provisions.

      LICENSES.  The Company enters into licenses whereby it acquires from
      --------
suppliers of programming the right to manufacture and distribute their titles on laserdisc. Licenses are for specific titles or for a licensor's existing library and future releases over a designated term ("output licenses"), and generally give the Company exclusive rights. The Company releases exclusive titles from licensors such as Buena Vista Home Video, Hallmark Home Entertainment, Geffen Records, New Line Home Video, Orion Home Video, Playboy Home Video and Turner Home Entertainment. Under a November 26, 1991 agreement with Buena Vista Home Video, a subsidiary of The Walt Disney Company, the Company has the exclusive right to replicate, market and distribute all Disney, Touchstone, Buena Vista and Hollywood Pictures programming on laserdisc in the United States and Canada and their respective territories (although Disney may distribute to certain accounts if it so elects) until December 1995 or June 1996
depending on the title.   In connection with the agreement, Buena Vista's parent
company was issued a warrant to purchase 1,671,760 shares of Common Stock at $6.00 per share. The warrant has certain registration rights. See Item 8.
                                                                ---
Financial Statements and Supplementary Data -- Note 10 to Financial Statements. Under a December 22, 1992 agreement with New Line Home Video, Inc., a division of New Line Cinema, the Company has the exclusive right to replicate, market and distribute all New Line, Fine Line and other programming acquired by New Line on laserdisc in the United States (and Canada for certain titles) until December 1997 or December 1998 if New Line elects. In connection with the agreement, New Line was issued a warrant to purchase 500,000 shares of the Company's Common
Stock at $6.30 per share.  The warrant has certain registration rights.   See
                                                                          ---
Item 8. Financial Statements and Supplementary Data -- Note 10 to Financial Statements.

     In return for the grant of rights, the Company pays royalties to its licensors. Royalties are expressed as a percentage of the Company's revenues from laserdisc sales. In many cases, the Company pays licensors advances or minimum guarantees on a title, which are recouped against any royalties earned from that title and (if cross-collateralized) other titles under the license. Advances under most output licenses are paid according to predetermined schedules, regardless of the number and marketability of the titles subsequently available. In entering into licenses, the Company depends, to a large extent, on its ability to anticipate the public's changing taste in laserdisc programming, foresee (as to output licenses) licensors' future releases, and pay for any advances, minimum guarantees and other licensee obligations.

     In general, licenses have terms of two to seven years and are limited to the United States, Canada and their respective territories and possessions. Under most output licenses, the Company has one to five years to select titles and two to five years to distribute a title after its release on laserdisc.

     Distribution of licensed titles accounted for approximately 55% of fiscal 1995 net sales, 50% of fiscal 1994 net sales and 48% of fiscal 1993 net sales. Exclusive titles from the following licensors accounted for the largest percentages of fiscal 1995 net sales (the only percentage in excess of 10% is indicated): Buena Vista Home Video (29.2%), New Line Home Video, Orion Home Video, Sultan Entertainment, and Turner Home Entertainment. Exclusive titles from the following licensors accounted for the largest percentages of fiscal 1994 net sales (the only percentage in excess of 10% is indicated): Buena Vista Home Video (18.4%), New Line Home Video, Orion Home Video, Academy Entertainment, Inc. and Prism Entertainment. Exclusive titles from the following licensors accounted for the largest percentages of the Company's fiscal 1993 net sales (the only percentage in excess of 10% is indicated): Buena Vista Home Video (20.0%), Playboy Video Entertainment, Orion Home Video, L.I.V.E Home Video, Turner Home Entertainment and New Line Home Video (sales commenced in the fourth quarter).

     The selection periods under the five licenses which accounted for the largest percentages of fiscal 1995 net sales will expire on various dates between December 1995 and December 1999 and the distribution periods with respect to individual titles under such licenses have expired or will expire on various dates through approximately September 2003. While efforts are made to renegotiate and renew

- --------------------------------------------------------------------------------
4                                                      Image Entertainment, Inc.

licenses prior to expiration, there can be no assurance that licenses or distribution agreements will be renegotiated or renewed.

     Historically, the Company has not attempted to obtain foreign (with the exception of Canadian) laserdisc distribution rights, since foreign sales, outside of Canada and certain Pacific Rim countries where such rights are generally unavailable to non-domestic entities, have been minimal. Under a special arrangement, Image sells laserdiscs of Disney titles to Disney, for a specified fulfillment fee, for distribution to designated Disney licensees and distributors in the Philippines, Taiwan, Hong Kong, Malaysia, Singapore and Thailand. From time to time the Company similarly acts as a fulfillment center servicing foreign territories for other licensors.

     Although the Company does not produce its own motion picture programming, the Company often creates and releases Special Edition laserdiscs, an increasingly important source of revenue, publicity and prestige for the Company. Special Editions usually consist of a feature film (obtained under license) and a variety of ancillary materials such as out-takes, restored footage or a director's cut, interviews with the director, cast or other participants in the film-making process, separate audio track narratives, scripts and/or treatments, press clippings, compact discs of the soundtrack, production photos, and other materials of interest. Recently, the Company began releasing limited, numbered Special Editions personally autographed by the film's director or other talent. The Voyager Company also creates and releases Special Editions which the Company distributes on an exclusive basis. In response to growing consumer demand, the Company will be releasing increasingly more titles in THX, wide-screen (letterboxed) and/or AC-3 surround sound versions.

     WHOLESALE DISTRIBUTION.  In addition to its licensing activities, the
     ----------------------
Company is a wholesale distributor of laserdisc programming which it acquires from certain major motion picture studios and other suppliers.

     On July 1, 1992, the Company and Twentieth Century Fox Home Entertainment (formerly known as FoxVideo, Inc.) entered into an exclusive four-year laserdisc distribution agreement which superseded the exclusive laserdisc distribution agreement between the parties which had been in effect since September 1, 1990. Under the agreement, the Company has the right to acquire existing and future Fox titles until June 30, 1996 for distribution in the United States, Canada and Puerto Rico (although Fox may distribute to certain accounts if it so elects). In connection with the agreement, Twentieth Century Fox Film Corporation, Twentieth Century Fox Home Entertainment's parent company, was issued a warrant to purchase 1,671,760 shares of Common Stock at $6.00 per share. The warrant has certain registration rights. See Item 8. Financial Statements and Supplementary
                             ---
Data -- Note 10 to Financial Statements. Under a November 10, 1992 agreement, the Company has the exclusive right to purchase and distribute Voyager programming in the United States, and additional territories, under certain circumstances. The Company's rights with respect to Voyager titles are exclusive until the end of the term specified in the agreement and non-exclusive thereafter.

     The Company is also a nonexclusive wholesale distributor of laserdisc programming from Warner Home Video, MGM/UA Home Video, MCA/Universal Home Video, Columbia TriStar Home Video, Lumivision, Republic, BMG and Polygram.

     In general, the Company acquires laserdisc programming for wholesale distribution in finished, prepackaged form, and thus does not provide any creative services with respect to such programming; however, in connection with the Fox and Voyager exclusive distribution agreements, the Company finishes and packages the product for a fee. The Company is generally not required to pay advances, although the Voyager agreement requires an advance and the Fox and Voyager agreements contain minimum guarantees. In a typical nonexclusive wholesale distribution arrangement, the program supplier notifies the Company of its upcoming releases and the Company then solicits its customers and places orders for the releases. In acquiring laserdiscs for nonexclusive wholesale distribution, the Company is generally required to pay within 60 days of delivery.

- --------------------------------------------------------------------------------
Image Entertainment, Inc.                                                      5

     Wholesale (exclusive and nonexclusive) distribution of laserdiscs accounted for approximately 45% of fiscal 1995 net sales, 50% of fiscal 1994 net sales and 52% of fiscal 1993 net sales. Exclusive wholesale distribution of Fox product accounted for approximately 27% of fiscal 1995 net sales, 31% of fiscal 1994 net sales and 27.3% of fiscal 1993 net sales. Generally, the Company's profit margin on exclusive licensed product and exclusive distributed product has been greater than its profit margin on nonexclusive product it distributes wholesale. The Company's commitment to nonexclusive wholesale distribution has varied from time to time, depending principally upon the availability of capital to carry inventory and receivables. With the securing of financing in November 1991, the Company expanded its nonexclusive wholesale distribution of studio titles, thus strengthening its ability to provide a full range of laserdisc titles.

SALES AND CREDIT POLICIES

     The Company sells product directly or through subdistributors subject to the terms of the Company's dealer sales policies. Laserdisc sales to the following customers accounted for the largest percentage of the Company's fiscal 1995 net sales (none equaled or exceeded 10%): Musicland, U.S. Laser, MTS/Tower Records and Video, Camelot Music and Ken Crane's. Laserdisc sales to the following customers accounted for the largest percentages of the Company's fiscal 1994 net sales (none equalled or exceeded 10%): U.S. Laser, Norwalk Record Distributors, Ken Crane's, Musicland and MTS/Tower Records and Video. Laserdisc sales to the following customers accounted for the largest percentages of the Company's fiscal 1993 net sales (the only percentage equal to or greater than 10% is indicated): Camelot Music (10%), Musicland, U.S. Laser, Ken Crane's, and MTS/Tower Records and Video.

     The Company's prospective customers generally submit a credit application followed by a minimum opening order for laserdiscs. If the application is accepted, credit terms are assigned. Open account terms generally require payment within 45 to 60 days of delivery. The Company may also require a purchaser to provide a purchase money security interest, a personal guarantee, a letter of credit and/or other collateral. Due largely to extensive controls instituted by the Company and the efforts of its experienced credit department, bad debt expense was less than 0.1% of net sales during fiscal 1995, 1994 and 1993. The amount of bad debt actually written off in fiscal 1995, 1994 and 1993 was approximately $47,000, $39,000 and $56,000, respectively.

     Sales of laserdiscs are generally considered final, however, the Company allows customers to return a portion of their stock on a quarterly basis. This allowance is noncumulative and is based on the customer's prior quarter purchases. Stock returns, other than for defective laserdiscs, amounted to approximately 8.6% of all laserdiscs sold in fiscal 1995, 9.5% of all laserdiscs sold in fiscal 1994 and 9.4% of all laserdiscs sold in fiscal 1993. Returns of defective laserdiscs have been minimal and are generally covered by manufacturers' warranties.

     As part of its ongoing campaign to expand the laserdisc market, the Company aggressively solicits new retail accounts, enticing them with a broad range of titles. Although the Company generally sells directly to retailers it also sells to certain major music and laserdisc subdistributors boasting a sizeable sales force and an extensive retail network. To stay competitive with subdistributors, the Company has offered improved pricing, faster delivery, expanded sales, customer service and marketing departments and increased inventory of high-demand titles.

MARKETING

     The Company's strategy is to promote its product and the laserdisc format in general. The Company's marketing efforts are directed toward consumers and video software and hardware dealers, and involve point-of-sale advertising, advertising in trade and consumer publications, dealer incentive programs, trade show exhibits, bulletins featuring new releases and in-stock catalogue titles and the publication of the Image Laserdisc Preview magazine, a monthly consumer-oriented magazine with an estimated 100,000 unit circulation.

- --------------------------------------------------------------------------------
6                                                      Image Entertainment, Inc.

     Promotion of each new title generally begins eight to sixteen weeks before the scheduled in-store release with the mailing of the Image Laserdisc Preview magazine and bulletins to retailers. An active telemarketing campaign follows. The Company attempts to release a title on laserdisc as close in time as possible to its videocassette release date to capitalize on videocassette advertising and publicity campaigns.

     Since the installed base of laserdisc players and the demand for laserdiscs are interrelated, the Company has worked closely with major player manufacturers to promote the laserdisc format. For example, manufacturers of selected laserdisc players sometimes make available to purchasers free or substantially discounted laserdiscs.

LASERDISC PRODUCTION

     Under a typical license, the licensor of a title delivers a program master and art work to the Company for quality evaluation. If the Company deems the master acceptable, its postproduction facility creates a submaster with specifications for laserdisc format. This submaster is delivered to the manufacturer for the replication of laserdiscs. The laserdisc jacket is designed and produced by the Company's creative services staff and sent to a printer for replication. The laserdisc manufacturer will either package and shrink-wrap the laserdiscs and ship the completed product to the Company or ship the laserdiscs in bulk to the Company and the Company will package and shrink-wrap the laserdiscs at its own facility.

     To reduce production costs and expedite the production process, in November 1990 the Company installed an in-house, state-of-the-art digital postproduction facility. To further increase efficiencies and reduce costs, in January 1995 the Company purchased a digital pre-press for high resolution, four color separations. These unique facilities allow the Company to format over 90% of the laserdisc masters it would otherwise contract out to post production facilities and deliver final, color separated film to printers it would otherwise contract out to graphics houses.

MANUFACTURING OF LASERDISCS

     The Company currently uses six laserdisc manufacturers, four of which press discs in the United States. In fiscal 1994, the following manufacturers supplied the largest percentages of the laserdiscs pressed for the Company (percentages in excess of 10% are indicated): Mitsubishi (32.0%), Technidisc (31.3%), Kuraray (21.4%), Pioneer Video Manufacturing (12.7%), Sony's Digital Audio Disc Corporation and 3M.

     The Company attempts to solicit orders from its customers for laserdiscs prior to submitting orders for the manufacture of such discs. Under its manufacturing purchase orders, the Company generally must pay for finished laserdiscs within 30 to 90 days of invoicing. The Company's goal is to order for manufacture that number of units of each title which will enable the Company to ship the bulk of the order within 60 days of delivery. Attainment of this goal depends largely upon the Company's ability to predict the popularity of a title.

     While the Company believes that manufacturing facilities currently have the aggregate capacity to fulfill its orders, if any manufacturer used by the Company were unable to supply the Company with laserdiscs, the Company believes it could place its orders for such laserdiscs with other manufacturers (subject to such manufacturers' willingness to re-prioritize their laserdisc pressing schedules).

SEASONALITY

     The Company has generally experienced higher sales of laserdiscs in the quarters ended December 31 and March 31 due to increased consumer spending associated with the year-end holidays;

- --------------------------------------------------------------------------------
Image Entertainment, Inc.                                                      7
however, since most sales of a title occur in the first few months after its release, seasonal sales also vary with the popularity of titles in release.

COMPETITION

     The Company believes that it is the largest laserdisc licensee and distributor in the United States; however, the Company also faces competition from Pioneer LDCA, which also licenses and distributes laserdiscs, laserdisc subdistributors, and Columbia TriStar Home Video, MCA/Universal Home Video, MGM/UA Home Video and Warner Home Video, who sell their own programming directly to retailers, as well as to the Company and other distributors.

     Laserdiscs also face competition from other forms of home video entertainment, e.g., videocassettes and network, syndicated, pay/cable
               ---
television and DSS (direct satellite system). New technologies in the entertainment industry also offer alternate forms of leisure-time entertainment or alter the way in which existing forms are delivered, thereby increasing competition.

OTHER APPLICATIONS FOR OPTICAL LASER TECHNOLOGY

     The Company, consistent with its commitment to innovative programming, is continually looking to exploit other applications for optical laser technology, ranging from CD-ROM interactive programming to high definition television to video games. In 1990, the Company introduced laserdiscs with interactive programming which enables the consumer to view ancillary materials such as story boards, portions of screenplays, still photographs and behind-the-scenes footage. Future interactive programming may consist of a menu of options, either on screen or in print, enabling the consumer to access and rearrange sequences. The extent to which the Company releases interactive programming will depend upon several factors, including market acceptance and availability of ancillary materials. The Company distributes CD-ROM programming released by The Voyager Company. The Company is aggressively pursuing license rights which, if granted, will enable it to release additional programming in the CD-ROM format.

     The Company's exploitation of other applications for optical laser technology will depend upon many factors, including the success of its current business and the availability of financing. No assurance exists that other applications of optical laser technology will be exploited by the Company or, if exploited, contribute to profitability.

TRADEMARKS

     The Company has received federal registration of the trademark "IMAGE" in the United States Patent and Trademark Office. The Company also uses the trademarks "Vocal Images," "The Music Disc" and "The Finest in Laserdiscs" and the service marks "Image Post" and "Image Creative Group."

EMPLOYEES

     As of June 1, 1995, the Company had 94 full-time employees. The Company considers its employee relations to be satisfactory.


ITEM 2.  PROPERTIES.
         ----------

     The lease for the company's office space (30,080 square feet) provides for monthly rent of $13,726 (subject to annual adjustment based upon increases in the consumer price index) and will expire on March 31, 2000.

- --------------------------------------------------------------------------------
8                                                      Image Entertainment, Inc.

     The lease for the company's warehouse space (48,300 square feet) provides for monthly rent of $22,039 (subject to annual adjustment based upon increases in the consumer price index) and will expire on March 31, 2000.


ITEM 3.  LEGAL PROCEEDINGS.
         -----------------

     The Company is not currently a party to any material legal action.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
         ---------------------------------------------------

     None.

- --------------------------------------------------------------------------------
Image Entertainment, Inc.                                                      9

THE COMPANY'S EXECUTIVE OFFICERS

     Executive officers serve at the pleasure of the Company's board of directors (the "Board"). There are no family relationships between any executive officer or director. The following information sets forth the position and age of the Company's executive officers at June 1, 1995 and their business experience for at least the prior five years:


EXECUTIVE OFFICER     AGE     POSITION & BACKGROUND
- --------------------------------------------------------------------------------

Martin W. Greenwald   53      Chairman of the Board, Chief Executive Officer and
                              President since April 1981, and Treasurer since
                              January 1988. Mr. Greenwald's prior experience includes film production services and investment management. Mr. Greenwald is a 1964 graduate of Fairleigh Dickinson University. Since July 1990,
                              Mr. Greenwald has been a director of the Permanent
                              Charities Committee of the Entertainment
                              Industries, an umbrella organization which coordinates charitable contributions from the entertainment industries. Mr. Greenwald is also the 1995 Chairperson of the Laserdisc Association of America.

Cheryl L. Lee         36      Chief Administrative Officer since April 1993 and
                              General Counsel since April 1992; Vice President of Business Affairs from February 1989 to March
                              1992; prior thereto, Counsel, Theatrical
                              Distribution & Acquisition, Twentieth Century Fox
                              Film Corporation. Ms. Lee received her A.B. degree from Stanford University in 1980 and her J.D.
                              degree from New York University Law School in
                              1984. Ms. Lee is a member of the California Bar.

Jeff M. Framer        34      Chief Financial Officer since April 1993;
                              Controller from September 1990 to March 1993;
                              Senior Manager, KPMG Peat Marwick, from July 1989 to September 1990; and, Manager, KPMG Peat
                              Marwick, from July 1988 to June 1989. Mr. Framer is a certified public accountant.

David Borshell        30      Senior Vice President, Operations, Sales and
                              Marketing from December 1994; Senior Vice
                              President, Operations, from April 1993 to December
                              1994; Vice President, Operations, from January
                              1991 to March 1993; Director of Operations from
                              July 1990 to December 1990; Director of Sales from
                              November 1988 to June 1990; and, Account Executive from February 1986 to November 1988.

- --------------------------------------------------------------------------------
10                                                     Image Entertainment, Inc.

- --------------------------------------------------------------------------------
                                    PART II
- --------------------------------------------------------------------------------

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
         ---------------------------------------------------------------------

     The Common Stock is traded over-the-counter (OTC), has been quoted on the National Association of Securities Dealers, Inc. Automated Quotation System (NASDAQ) under the symbol "DISK" since February 1988, and has been included on the NASDAQ National Market System ("NASDAQ/NMS") since February 19, 1991. The table below presents the high and low closing prices on the NASDAQ/NMS. All prices reflect a 1-for-14 6/7 reverse stock split effected February 8, 1991.

     Fiscal Year Ended March 31, 1995         High    Low
     --------------------------------         ----    ---
     Quarter ended June 30, 1994            $ 8.31   $ 5.88
     Quarter ended September 30, 1994       $ 9.00   $ 6.75
     Quarter ended December 31, 1994        $ 8.06   $ 6.88
     Quarter ended March 31, 1995           $ 8.13   $ 6.75

     Fiscal Year Ended March 31, 1994         High    Low
     --------------------------------         ----    ---
     Quarter ended June 30, 1993            $ 6.25   $ 5.00
     Quarter ended September 30, 1993       $ 7.38   $ 5.50
     Quarter ended December 31, 1993        $ 8.13   $ 5.50
     Quarter ended March 31, 1994           $ 7.25   $ 5.38

     As of June 1, 1995 there were 2,064 holders of record of Common Stock. The closing price on that date was $7.22.

     The Company has never paid a cash dividend on the Common Stock and presently intends to retain any future earnings for business development and debt retirement. In addition, the Company is party to a loan agreement which imposes restrictions on its payment of dividends. See Note 9 to Financial
                                                  ---
Statements.

- --------------------------------------------------------------------------------
Image Entertainment, Inc.                                                     11

ITEM 6.  SELECTED FINANCIAL DATA.
         -----------------------

     The selected financial data presented below was derived from the financial statements of the Company and should be read in conjunction with such financial statements, the notes thereto and the other financial information included herein.

                                                                           YEARS ENDED MARCH 31,
                                                                           ---------------------

INCOME STATEMENT DATA:                             1995           1994             1993             1992          1991
- ---------------------                              ----           ----             ----             ----          ----
Net sales                                     $ 85,590,730   $ 65,577,813     $ 59,813,867      $ 58,661,593  $ 47,962,176
Operating costs and expenses                    77,850,931     60,575,598       74,380,855**      56,366,978    47,041,715
Operating income (loss)                          7,739,799      5,002,215      (14,566,988)        2,294,615       920,461
Interest expense                                (1,184,190)    (2,335,894)      (2,531,729)       (2,010,152)   (1,558,648)
Interest income                                    518,258        486,889          439,481           349,165       162,770
Amortization of deferred financing costs          (111,459)      (270,251)        (315,631)         (116,620)          ---
Net gain on insurance settlement                   742,390        959,511              ---               ---           ---
Income (loss) before income
  taxes and extraordinary item                   7,704,798      3,842,470      (16,974,867)          517,008      (608,506)
Income taxes                                      (175,303)      (103,871)            (800)             (800)         (800)
Income (loss) before
  extraordinary item                             7,529,495      3,738,599      (16,975,667)          516,208      (609,306)
Extraordinary item, net of taxes                (1,218,831)*     (377,535)*            ---               ---           ---
Net income (loss)                             $  6,310,664   $  3,361,064    $ (16,975,667)     $    516,208  $   (609,306)
Income (loss) per share
  before extraordinary item (Note 5)          $        .51   $        .30    $       (1.44)**   $        .04  $       (.06)
Extraordinary item per share                          (.07)*         (.03)*            ---               ---           ---
Net income (loss) per share (Note 5)          $        .44   $        .27    $       (1.44)**   $        .04  $       (.06)
Weighted average shares
  outstanding (Note 5)                          18,138,957     12,346,967       11,760,401        13,356,675    10,480,144

BALANCE SHEET DATA:
- ------------------
Total assets                                  $ 33,490,930   $ 42,526,264    $  46,745,395      $ 49,358,746  $ 38,713,920
Total liabilities                               16,818,431     31,411,828       39,713,777        30,551,277    26,565,293
Net shareholders' equity                        16,672,499     11,114,436        7,031,618        18,807,469    12,148,627

* Extraordinary item - costs associated with early retirement of debt, net of related taxes of $33,800 and $10,476 for fiscal 1995 and 1994, respectively.
** Includes a nonrecurring pre-tax charge of $10,366,000 equal to $.88 per share, related to the Company's restructuring of its operations.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS.
         -------------

INSURANCE SETTLEMENTS - BUSINESS INTERRUPTION AND PROPERTY DAMAGE

     On March 30, 1995, the Company received an $880,000 insurance settlement from its claim of business interruption losses sustained in the January 17, 1994 Northridge earthquake. The settlement resulted in a net gain of $742,390 after the accrual of related expenses and reimbursement of incurred costs. The net gain was reported as other income in the accompanying statement of operations for the year ended March 31, 1995.

     In June 1994, the Company, under its commercial property insurance policy, received a $7,543,000 insurance settlement from its claim to recover damage and losses to personal property including fixtures, property, inventory and equipment sustained in the Northridge earthquake. The settlement resulted in a net gain of $959,511 after the write-off of the net book value of damaged inventory, fixtures, property and equipment, accrual of related royalties and expenses and reimbursement of incurred costs. The net gain was reported as other income in the accompanying statement of operations for the year ended March 31, 1994.

     The Company has no further claim with respect to damage and losses sustained in the January 17, 1994 Northridge earthquake.

MARCH 18, 1993 RESTRUCTURING PLAN

     On March 18, 1993, the Company's Board of Directors unanimously approved a comprehensive restructuring of the Company's operations. The restructuring plan provided for changes in operational, sales, marketing and production strategies, the prepayment of long-term debt (in part by accelerating the sale of certain inventory at significantly reduced prices) and an overall work force reduction. In fiscal 1995 and 1994, the restructuring positively impacted the Company's cash flow through inventory reductions, reduced operating and interest expense and improved gross margins.

     Pursuant to the plan, the Company materially changed its sales strategies, emphasizing the initial release/growth phase of a title's life cycle in order to take advantage of the marketing dollars often spent by major program suppliers to promote the videocassette release of a title and, in general, the excitement generated by anticipation of a new release. Marketing strategies were similarly refocused on the initial release/growth phase to further increase awareness of new releases.

     Pursuant to the plan, the Company materially changed its production strategies. Prior to the restructuring, the Company's initial manufacturing order for a title generally reflected a supply intended to satisfy demand over the title's full distribution period. After the restructuring, manufacturing orders reflect only that supply which is reasonably necessary to fill demand during the initial release/growth phase, with incremental, smaller-quantity reorders submitted throughout the remaining maturity/decline phase of the distribution term on an as needed basis. As a result, on-hand inventory more closely tracks actual sales experience (i.e., explosive initial demand which
                                        ----
slowly decreases over time as the title competes with new releases). Although demand for the average title still exists throughout the distribution term, the manufacturing and inventory strategies implemented in the restructuring were intended to result in supply matching near-term demand, thus reducing inventory carrying costs and reducing instances where sales made near the end of a distribution term must be effected at a lower price.

     Pursuant to the plan, the Company voluntarily prepaid long-term debt. The Company made voluntary long-term debt prepayments of $2,000,000 during fiscal 1995 (through the date of its November 15, 1994 refinancing - See "Liquidity and
                                                              ---
Capital Resources") and scheduled mandatory and voluntary prepayments of $1,000,000 and $5,500,000, respectively, during fiscal 1994. Approximately $650,000 and $2,777,000 of the prepayments during fiscal 1995 and 1994, respectively, were funded by deliberate liquidation of certain inventory. Certain exclusively distributed titles, from all genres, for which inventory

- --------------------------------------------------------------------------------
Image Entertainment, Inc.                                                     13
existed to satisfy demand over the duration of their distribution terms, were targeted for sale over a twelve-month period commencing shortly after the restructuring plan was implemented. The price of the targeted inventory was set at or, in certain cases, below the then-current carrying cost, which such price was intended to result in the sale of substantially all of the inventory by the expiration of the self-imposed twelve-month period. The remaining balance of the targeted inventory at March 31, 1995 is 10,000 units versus 506,000 units at the date the restructuring plan was instituted.

     The Company's decision to significantly reduce the selling prices of the targeted inventory to encourage sales over a twelve-month period (a shorter time period compared to the Company's typical distribution period) resulted in the write-down of the then-current carrying cost of the targeted inventory and related unamortized production costs and royalty advances to a carrying cost equal to the reduced selling price of such inventory, resulting in an approximate zero gross margin upon future sale. Additionally, royalty advances relating to titles which would not be released or reordered in accordance with the Company's restructured operational strategies were also written-down. The write-downs were accrued as a restructuring charge in the accompanying statement of operations for fiscal 1993.

     The Company recorded a $10,366,000 pre-tax charge, or $.88 per share, for restructuring costs during the fourth quarter of fiscal 1993. The restructuring charge, by component, is summarized as follows:

          Laserdisc inventory and production costs    $   5,164,000
          Royalty advances                                4,761,000
          Severance pay                                     441,000
                                                       ------------

                                                      $  10,366,000
                                                      =============

RESULTS OF OPERATIONS

     The Company recorded all-time high net sales, up 30.5% in fiscal 1995 from fiscal 1994, as well as all-time highs in operating income, income before extraordinary item and net income for the year ended March 31, 1995. Net sales have increased each year in the three-year period ended March 31, 1995 from $59,813,867 in fiscal 1993 to $65,577,813 in fiscal 1994 to $85,590,730 in fiscal 1995. Operating income was up 54.7% to $7,739,799 in fiscal 1995 from $5,002,215 in fiscal 1994. Fiscal 1993 had an operating loss of $14,566,988. Higher net sales, significantly reduced interest expense and net gains on insurance settlements contributed to income before extraordinary item of $7,529,495, or $.51 per share, and $3,738,599, or $.30 per share, for the years ended March 31, 1995 and 1994, respectively, compared to a loss before extraordinary item of $16,975,667, or $1.44 per share, which included a $10,366,000 restructuring charge, for fiscal 1993. Net income increased to $6,310,664, or $.44 per share, for fiscal 1995 from $3,361,064, or $.27 per share, for fiscal 1994, as compared to a net loss of $16,975,667, or $1.44 per share, for fiscal 1993.

FISCAL YEAR ENDED MARCH 31, 1995 COMPARED TO FISCAL YEAR ENDED MARCH 31, 1994

     Net sales for fiscal 1995 increased 30.5% to $85,590,730 from $65,577,813 for fiscal 1994. Fiscal 1995 net sales benefitted from a strong release schedule which included the aggregate net sales of approximately $17,000,000 from the exclusive release of SNOW WHITE AND THE SEVEN DWARFS, SPEED, ALADDIN, and TRUE LIES and the continued sale of STAR WARS TRILOGY: THE DEFINITIVE COLLECTION. During fiscal 1994, the exclusive release of STAR WARS TRILOGY: THE DEFINITIVE COLLECTION and BEAUTY AND THE BEAST, accounted for approximately $8,000,000 of net sales. Net sales are affected by the popularity of new releases and the current economic environment.

     Cost of laserdisc sales for fiscal 1995 increased to $66,773,017 from $50,985,390 for fiscal 1994. As a percentage of net sales, cost of laserdisc sales for fiscal 1995 increased to 78.0% from 77.7% in fiscal 1994. The sales mix of higher-margin exclusive product and lower-margin nonexclusive product and

- --------------------------------------------------------------------------------
14                                                    Image Entertainment, Inc.

the margins within each category have a direct effect on these percentages and vary with the availability and popularity of titles and the Company's marketing emphasis. Lower margin nonexclusive product sales accounted for 9.4% and 10.5% of net sales for fiscal 1995 and 1994, respectively. During fiscal 1995, sales of salvaged inventory, retained as part of the June 1994 insurance settlement relating to the January 17, 1994 Northridge earthquake, decreased cost of laserdisc sales as a percentage of net sales to 78.0% from 79.0%. Cost of laserdisc sales as a percentage of net sales for fiscal 1995 was also impacted by selling certain slower moving inventory at reduced prices, in the ordinary course of business, not specifically targeted in the Company's March 1993 restructuring. Fiscal 1995 restructuring-targeted inventory sales had an immaterial effect on cost of laserdisc sales as a percentage of net sales.

     Selling expenses increased to $4,002,482 for fiscal 1995 from $3,113,131 for fiscal 1994; however, as a percentage of net sales, selling expenses were 4.7% in fiscal 1995 and 1994. Fiscal 1995 saw improvements in and expanded circulation of the Company's monthly Image Laserdisc Preview magazine, increased advertising in trade magazines, and the Company's introduction of a 2-day air shipping program.

     General and administrative expenses increased 10.1% to $4,025,822 for fiscal 1995 from $3,657,082 for fiscal 1994; however, as a percentage of net sales, general and administrative expenses decreased to 4.7% for fiscal 1995 from 5.6% for fiscal 1994. Fiscal 1995 saw an increase in the allowance for doubtful accounts, higher depreciation expense related to the addition of the creative services/ computer graphics department's digital pre-press system and higher employee and executive performance-based bonuses.

     Amortization of production costs increased 8.1% to $3,049,610 for fiscal 1995 from $2,819,995 for fiscal 1994; however, as a percentage of net sales, amortization of production costs decreased to 3.6% for fiscal 1995 from 4.3% for fiscal 1994. Amortization of production costs is a function of the timing and number of Image exclusive titles placed into production. The Company has not seen a trend toward higher per title production costs.

     Interest expense and amortization of deferred financing costs together decreased 50.3% to $1,295,649 for fiscal 1995 from $2,606,145 for fiscal 1994.
The reduction in interest expense and amortization of deferred financing costs resulted from the fiscal 1995 and 1994 prepayments of debt and the November 1994 refinancing described in "Liquidity and Capital Resources."

     Extraordinary item - costs associated with early retirement of debt of $1,218,831, net of related taxes of $33,800 for fiscal 1995, resulted from the July 1994 prepayment and the November 1994 refinancing described in "Liquidity and Capital Resources" and is composed of prepayment penalties and amortization of deferred financing costs and discount of debt issuance, accelerated as a result of the early retirement ($759,138 of the extraordinary charge represents noncash charges). The extraordinary charge of $377,535, net of related taxes of $10,476, for fiscal 1994 resulted from voluntary prepayments of debt and is composed of prepayment penalties and noncash charges of $263,011 in accelerated amortization of deferred financing costs.

FISCAL YEAR ENDED MARCH 31, 1994 COMPARED TO FISCAL YEAR ENDED MARCH 31, 1993

     Net sales for fiscal 1994 increased 9.6% to $65,577,813 from $59,813,867 for fiscal 1993. Fiscal 1994 net sales benefitted from a strong release schedule of higher-margin exclusive programming including the exclusive release of two blockbuster titles: STAR WARS TRILOGY: THE DEFINITIVE COLLECTION and BEAUTY AND THE BEAST. Net sales are affected by the popularity of new releases and the current economic environment.

     Cost of laserdisc sales for fiscal 1994 decreased to $50,985,390 from $52,036,255 for fiscal 1993. As a percentage of net sales, cost of laserdisc sales for fiscal 1994 decreased to 77.7% from 87.0% in fiscal 1993. Lower-margin nonexclusive product sales accounted for 10.5% of net sales in fiscal 1994,

- --------------------------------------------------------------------------------
Image Entertainment, Inc.                                                     15
substantially down from 18.9% in fiscal 1993. The sales mix of higher-margin exclusive product and lower-margin nonexclusive product varies with the availability and popularity of titles and the Company's marketing emphasis.
Fiscal 1993 included a fourth quarter accrual of $3,400,000 for estimated unrecouped minimum royalty guarantees payable through the term of an exclusive license agreement.

     Fiscal 1994 cost of sales as a percentage of net sales was negatively affected by sales of inventory targeted for liquidation in accordance with the March 18, 1993 restructuring plan. The targeted inventory was sold at a price approximating its written-down cost, effectively at a gross profit margin equal to zero. The following table reflects the Company's fiscal 1994 quarterly and annual net sales of the targeted inventory and cost of laserdisc sales as a percentage of net sales with and without the effect of selling the targeted inventory at a price equal to its written-down cost (all other measurable effects of the restructuring on the gross profit margin are not material):

                                          NET                   COST OF SALES %
                                                                ---------------
                                         SALES                 WITH      WITHOUT
                                         -----                 ----      -------
                                                             (actual)   (proforma)
          June 30, 1993              $  943,000                76.8%       75.4%
          September 30, 1993            413,000                77.9%       77.4%
          December 31, 1993           1,559,000                79.1%       77.1%
          March 31, 1994               (138,000)               76.8%       76.3%
                                     ----------                ----        ----

          Year Ended March 31, 1994  $2,777,000                77.7%       76.7%
                                     ==========                ====        ====

     The reduction in quarterly gross margins ranged from .5% to 2.0% depending upon the level of quarterly restructuring targeted inventory net sales.

     The March 1994 quarter included net returns of the targeted inventory. Due to damage sustained in the January 17, 1994 Northridge earthquake, the Company was unable to access and sell the targeted inventory from January 17, 1994 to March 31, 1994. At March 31, 1994, the Company had approximately 70,000 units of undamaged, targeted inventory. See aforementioned "Insurance
                               ---
Settlements - Business Interruption and Property Damage."

     Selling expenses for fiscal 1994 decreased to $3,113,131 from $5,125,916 for fiscal 1993, due to reduction in work force levels, related payroll costs, advertising and other sales and marketing expenditures in accordance with the March 18, 1993 restructuring plan. As a percentage of net sales, selling expenses decreased to 4.7% for fiscal 1994 from 8.6% for fiscal 1993.

     General and administrative expenses for fiscal 1994 decreased 4.5% to $3,657,082 from $3,828,103 for fiscal 1993, due to reductions in work force levels, related payroll costs and professional fees in accordance with the March 18, 1993 restructuring plan offset, in part, by payment and accrual of fiscal 1994 employee and executive performance bonuses totaling $413,000 (employee and executive bonuses for fiscal 1993 were minimal). As a percentage of net sales, general and administrative expenses decreased to 5.6% in fiscal 1994 from 6.4% in fiscal 1993.

     Amortization of production costs for fiscal 1994 decreased 6.8% to $2,819,995 from $3,024,581 for fiscal 1993. Amortization of production costs is a function of the timing and number of Image exclusive titles placed into production. The decrease in amortization results from the reduction in unamortized production costs effected in the restructuring, partially offset by accelerated amortization rates set in accordance with the restructuring plan.

     Interest expense for fiscal 1994 decreased 7.7% to $2,335,894 from $2,531,729 for fiscal 1993. The reduction in interest expense resulted from the fiscal 1994 prepayments of debt described in "Liquidity and Capital Resources."

- --------------------------------------------------------------------------------
16                                                    Image Entertainment, Inc.

     Amortization of deferred financing costs of $270,251 and $315,631 for fiscal 1994 and 1993, respectively, is attributable to the warrants and costs relating to the Company's November 1991 financing. The reduction in amortization resulted from the fiscal 1994 prepayments of debt described in "Liquidity and Capital Resources."

     Extraordinary item - costs associated with early retirement of debt of $377,535, net of related taxes of $10,476, resulted from the fiscal 1994 voluntary prepayments of debt described in "Liquidity and Capital Resources" and is composed of $125,000 in prepayment penalties and noncash charges of $263,011 in accelerated amortization of deferred financing costs.

ACCOUNTING POLICIES

     The Company's earnings are significantly affected by accounting policies required for the entertainment industry. The costs to produce licensed laserdisc programming (the "Production Costs") are capitalized as incurred. Pursuant to the income forecast method, as discussed in Financial Accounting Standards Board Statement No. 53, a percentage of the Production Costs is charged to expense each month based upon (i) a projected revenue stream resulting from distribution of new and previously released laserdisc programming related to the Production Costs and (ii) management's estimate of the ultimate net realizable value of the Production Costs. Production Costs include the cost of converting film prints or tapes into the laserdisc format, jacket artwork costs and the overhead of the Company's creative services/computer graphics and production departments. Estimates of future revenues are reviewed periodically and amortization of Production Costs is adjusted accordingly. If estimated future revenues are not sufficient to recover the unamortized balance of Production Costs, such costs are reduced to estimated net realizable value.

     Royalty and distribution fee advances represent fixed minimum payments made to licensors for laserdisc programming distribution rights. A licensor's share of program distribution revenues is retained by the Company until the share equals the advance(s) paid to the licensor. Thereafter, any excess is paid to the licensor. In the event of an excess, the Company records, as a cost of laserdisc sales, an amount equal to the licensor's share of the distribution revenues. Royalty and distribution fee advances are charged to operations as revenues are earned, and are stated at the lower of unamortized cost or estimated net realizable value on an individual-title or license-agreement basis.

INFLATION

     Management believes that inflation is not a material factor in the operation of the Company's business at this time.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital requirements vary primarily with the level of its licensing, production and distribution activities. The principal uses of working capital are for program licensing costs (i.e., royalty payments,
                                                 ----
including advances, to program suppliers), distribution fee advances, manufacturing and production costs, costs of acquiring finished product for wholesale distribution, principal and interest payments on long-term debt and selling, general and administrative expenses. Working capital requirements increase as licensing and distribution activities increase. Working capital has historically been provided by private sales of common stock, notes representing long-term debt, bank borrowings and cash flow from operations. For fiscal 1995, operating activities provided cash of $11,015,346, investing activities provided cash of $3,632,857 and financing activities used cash of $14,816,789, resulting in a net decrease in cash and cash equivalents of $168,586.

     To refinance its existing long-term debt and gain borrowing flexibility to maintain growth, on November 15, 1994, the Company entered into a Loan and Security Agreement with Foothill Capital Corporation, an asset-based lender. The agreement provides for revolving advances and the issuance of

- --------------------------------------------------------------------------------
Image Entertainment, Inc.                                                     17
and guaranty of standby letters of credit under a $14,250,000 revolving credit facility and a series of term loans under a $750,000 capital expenditure term loan facility. The term of the agreement is three years, renewable automatically thereafter for successive one-year periods.

     Borrowings under the agreement are secured by substantially all of the Company's assets and bear interest at the highest prime rate of three reference banks plus 1.5% (10.5% at March 31, 1995), payable monthly. Funds available for borrowing under the credit facility may not exceed the borrowing base specified in the agreement. At March 31, 1995, the Company had no borrowings outstanding under the revolving credit and term loan facilities and had borrowing availability of $7,172,000 and $750,000, respectively. The agreement requires the Company to comply with certain financial and operating covenants. At March 31, 1995, the Company was in compliance with all covenants.

     Concurrent with funding of the revolving credit facility, the Company immediately retired $11,500,000 of long-term debt representing the outstanding balance of the November 18, 1991 private placement.

     On January 16, 1995, the Company's Board of Directors announced approval of a stock repurchase program authorizing the Company to buy up to one million shares of its outstanding common stock. Purchases will be made from time to time in open market and/or privately negotiated transactions based on current market conditions and other factors. Since the announcement and through March 31, 1995, the Company has repurchased 254,800 shares of its common stock for $1,868,481.

     At March 31, 1995, the Company had license obligations for royalty advances and minimum guarantees and exclusive distribution fee obligations for minimum guarantees of approximately $6,325,000 during fiscal 1996, $4,033,000 during fiscal 1997, $4,422,000 during fiscal 1998, $4,678,000 during fiscal 1999 and
$2,627,000 during fiscal 2000. These advances and guarantees are recoupable against royalties and distribution fees earned by the licensors and program suppliers, respectively. Depending upon the competition for license and exclusive distribution rights, the Company may have to pay increased advances, guarantees and/or royalty rates in order to acquire or retain such rights in the future.

     At March 31, 1995, the Company had $2,990,000 of outstanding letters of credit of which $990,000 and $2,000,000 were issued and guaranteed, respectively, by the Company's lender and expire on November 15, 1995. These letters of credit secure balances due to program suppliers.

     Management believes its internal and external sources of funding are adequate to meet anticipated needs.

RECENT ACQUISITION

     Effective June 8, 1995, the Company, through its newly created wholly owned subsidiary, acquired and assumed substantially all of the assets and liabilities, respectively, of V.T. Laser, Inc., a privately held New Jersey based corporation doing business as "U.S. Laser Video Distributors" ("U.S. Laser"), for a purchase price of approximately $3.1 million in cash. The transaction was funded through operating cash flow and borrowings under the Company's revolving credit facility. This acquisition will be accounted for as a purchase in the Company's first quarter ending June 30, 1995. U.S. Laser is a nonexclusive distributor of optical disc programming and the publisher of
LASERVIEWS: America's Laser Disc Magazine, a bimonthly consumer periodical focusing on product announcements, software reviews and articles of general interest to the laserdisc consumer, and D.I.S.C.: Dealer's Interactive Software Companion, a dealer-oriented multimedia publication. U.S. Laser has been in the laserdisc distribution business since 1985 and will continue to operate on a business as usual basis out of its New Jersey offices.

- --------------------------------------------------------------------------------
18                                                    Image Entertainment, Inc.

SUMMARY AND OUTLOOK

     The financial condition of the Company has strengthened considerably since the March 18, 1993 Restructuring Plan was implemented. In the two years following implementation, Company operations have provided strong positive cashflow, which along with approximately $3.4 million from sales of restructuring-targeted inventory, have afforded the Company the ability to retire $20 million in long-term debt and embark on a stock buy back program. At March 31, 1995, the Company was debt free excluding accounts payable and accrued royalties and expenses.

     The Company continues to aggressively license new programming for laserdisc distribution as well as renew and extend relationships with existing studios as distribution and or license agreements mature. The Company believes the laserdisc industry will continue its growth through the turn of the century.

     In addition to its laserdisc licensing and distribution, the Company continues to seek investment opportunities in growth oriented companies which would be complementary to the Company's existing operations such as proprietary content production or software distribution businesses. Should additional suitable investment opportunities arise that would require funds in excess of those provided by operations and availability under the Company's revolving credit facility, additional financing sources may be sought.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
         -------------------------------------------



                       INDEX TO FINANCIAL STATEMENTS                        PAGE

Independent Auditors' Report............................................      20

Balance Sheets at March 31, 1995 and 1994...............................      21

Statements of Operations for the years ended March 31, 1995, 1994 and
1993....................................................................      23

Statements of Shareholders' Equity for the years ended March 31, 1995,
1994 and 1993...........................................................      24

Statements of Cash Flows for the years ended March 31, 1995, 1994 and
1993....................................................................      25

Notes to Financial Statements...........................................      28

- --------------------------------------------------------------------------------
Image Entertainment, Inc.                                                     19

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Image Entertainment, Inc.:


We have audited the accompanying financial statements of Image Entertainment, Inc., as listed in the accompanying index. In connection with our audits of the financial statements, we also have audited the accompanying financial statement schedule, as listed in the accompanying index. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Image Entertainment, Inc. as of March 31, 1995 and 1994 and the results of its operations and its cash flows for each of the years in the three-year period ended March 31, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                                   KPMG PEAT MARWICK LLP


Los Angeles, California
June 6, 1995, except for
Note 14, which is as of June 8, 1995.

- --------------------------------------------------------------------------------
20                                                     Image Entertainment, Inc.

                                BALANCE SHEETS

                            MARCH 31, 1995 AND 1994

================================================================================

                                    ASSETS

                                                                1995         1994
                                                                ----         ----
Cash and cash equivalents                                    $ 2,187,063  $ 2,355,649

Short-term investments, restricted as to
   $2,865,326 - 1994                                                 ---    4,656,407

Accounts receivable, net of allowances of
   $2,700,000 - 1995; $4,243,570 - 1994                       11,986,576    9,388,278

Insurance settlement receivable (Note 3)                             ---    6,543,059

Inventories (Notes 3, 4 and 6)                                16,283,281   15,998,345

Prepaid expenses and other assets                                668,590      670,856

Deferred financing costs, net (Note 9)                               ---      556,538

Notes receivable, net of deferred gain (Note 7)                  352,017      571,699

Property, equipment and improvements, net (Notes 3 and 8)      2,013,403    1,785,433
                                                             -----------  -----------

                                                             $33,490,930  $42,526,264
                                                             ===========  ===========

                See accompanying notes to financial statements.

- --------------------------------------------------------------------------------
Image Entertainment, Inc.                                                     21

                                BALANCE SHEETS

                            MARCH 31, 1995 AND 1994

================================================================================

                     LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                   1995           1994
                                                                   ----           ----

LIABILITIES:

Accounts payable and accrued liabilities                       $ 11,150,261   $ 11,973,876

Accrued royalties (Notes 4 and 6)                                 5,564,812      6,015,869

Senior secured and senior secured subordinated
   notes payable, net of unamortized discount of
   $396,858 - 1994 (Note 9)                                             ---     13,103,142

Capital lease obligations                                           103,358        318,941
                                                               ------------   ------------

     Total liabilities                                           16,818,431     31,411,828
                                                               ------------   ------------

Commitments and Contingencies (Notes 7, 13 and 14)

SHAREHOLDERS' EQUITY:

Preferred stock, $1 par value, 3,365,385 shares authorized;
   none issued and outstanding                                          ---            ---

Common stock, no par value, 25,000,000 shares authorized;
   13,797,429 and 12,559,914 issued and outstanding
   in 1995 and 1994, respectively (Note 11)                      25,216,305     26,248,386

Stock warrants (Note 10)                                           (582,006)      (930,611)

Additional paid-in capital (Note 10)                              3,064,129      3,133,254

Accumulated deficit                                             (11,025,929)   (17,336,593)
                                                               ------------   ------------

     Net shareholders' equity                                    16,672,499     11,114,436
                                                               ------------   ------------

                                                               $ 33,490,930   $ 42,526,264
                                                               ============   ============

                See accompanying notes to financial statements.

- --------------------------------------------------------------------------------
22                                                     Image Entertainment, Inc.

                           STATEMENTS OF OPERATIONS

               FOR THE YEARS ENDED MARCH 31, 1995, 1994 AND 1993

================================================================================



                                                   1995          1994          1993
                                                   ----          ----          ----

NET SALES                                        $85,590,730   $65,577,813   $ 59,813,867

OPERATING COSTS AND EXPENSES:
   Cost of laserdisc sales                        66,773,017    50,985,390     52,036,255
   Selling expenses                                4,002,482     3,113,131      5,125,916
   General and administrative expenses             4,025,822     3,657,082      3,828,103
   Amortization of production costs                3,049,610     2,819,995      3,024,581
   Restructuring charge (Note 4)                         ---           ---     10,366,000
                                                 -----------   -----------   ------------
                                                  77,850,931    60,575,598     74,380,855
                                                 -----------   -----------   ------------

OPERATING INCOME (LOSS)                            7,739,799     5,002,215    (14,566,988)

OTHER EXPENSES (INCOME):
   Interest expense                                1,184,190     2,335,894      2,531,729
   Interest income                                  (518,258)     (486,889)      (439,481)
   Amortization of deferred financing costs          111,459       270,251        315,631
   Net gain on insurance settlement (Note 3)        (742,390)     (959,511)           ---
                                                 -----------   -----------   ------------
                                                      35,001     1,159,745      2,407,879
                                                 -----------   -----------   ------------

INCOME (LOSS) BEFORE INCOME TAXES
   AND EXTRAORDINARY ITEM                          7,704,798     3,842,470    (16,974,867)

INCOME TAXES (Note 12)                               175,303       103,871            800
                                                 -----------   -----------   ------------

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM            7,529,495     3,738,599    (16,975,667)

EXTRAORDINARY ITEM - COSTS ASSOCIATED
   WITH EARLY RETIREMENT OF DEBT,
   NET OF TAXES (Note 9)                           1,218,831       377,535            ---
                                                 -----------   -----------   ------------

NET INCOME (LOSS)                                $ 6,310,664   $ 3,361,064   $(16,975,667)
                                                 ===========   ===========   ============

NET INCOME (LOSS) PER SHARE (Note 5):
   Income (loss) before extraordinary item       $       .51   $       .30   $      (1.44)
   Extraordinary item - costs associated with
       early retirement of debt                         (.07)         (.03)           ---
                                                 -----------   -----------   ------------

NET INCOME (LOSS) PER SHARE                      $       .44   $       .27   $      (1.44)
                                                 ===========   ===========   ============

WEIGHTED AVERAGE SHARES
   OUTSTANDING (Note 5)                           18,138,957    12,346,967     11,760,401
                                                 ===========   ===========   ============

                See accompanying notes to financial statements.

- --------------------------------------------------------------------------------
Image Entertainment, Inc.                                                     23

              STATEMENTS OF SHAREHOLDERS' EQUITY (NOTES 10 AND 11)

               FOR THE YEARS ENDED MARCH 31, 1995, 1994 AND 1993

================================================================================

                                          Common Stock            Stock        Additional      Accumulated
                                          ------------
                                      Shares        Amount      Warrants    Paid-in Capital      Deficit
                                      ------        ------      --------    ---------------      -------

BALANCES, March 31, 1992             11,412,439   $21,103,656    ($731,534)       $2,357,337    ($3,721,990)
   Exercise of options                   49,904       221,581          ---               ---            ---
   Issuance of stock                    659,432     4,550,000          ---               ---            ---
   Issuance of stock warrants               ---           ---     (803,417)          775,917            ---
   Amortization of stock warrants           ---           ---      255,735               ---            ---
   Net loss                                 ---           ---          ---               ---    (16,975,667)
                                     ----------   -----------   ----------        ----------   ------------

BALANCES, March 31, 1993             12,121,775    25,875,237   (1,279,216)        3,133,254    (20,697,657)
   Exercise of options                  438,139       373,149          ---               ---            ---
   Amortization of stock warrants           ---           ---      348,605               ---            ---
   Net income                               ---           ---          ---               ---      3,361,064
                                     ----------   -----------   ----------        ----------   ------------

BALANCES, March 31, 1994             12,559,914    26,248,386     (930,611)        3,133,254    (17,336,593)
   Exercise of options                1,492,315       836,400          ---               ---            ---
   Stock repurchased                   (254,800)   (1,868,481)         ---               ---            ---
   Warrant repurchased                      ---           ---          ---           (69,125)           ---
   Amortization of stock warrants           ---           ---      348,605               ---            ---
   Net income                               ---           ---          ---               ---      6,310,664
                                     ----------   -----------   ----------        ----------   ------------

BALANCES, March 31, 1995             13,797,429   $25,216,305    ($582,006)       $3,064,129   ($11,025,929)
                                     ==========   ===========   ==========        ==========   ============

                See accompanying notes to financial statements.

                            STATEMENTS OF CASH FLOWS

               FOR THE YEARS ENDED MARCH 31, 1995, 1994 AND 1993

================================================================================

                                                               1995         1994            1993
                                                          ------------  ------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)                                          $ 6,310,664   $ 3,361,064   ($16,975,667)
Adjustments to reconcile net income (loss)
 to net cash provided (used) by operating activities:
   Restructuring charge                                            ---           ---     10,366,000
   Depreciation and amortization                             3,811,965     3,498,781      3,547,883
   Accelerated amortization of deferred financing costs
    and debt discount                                          759,138       263,011            ---
   Amortization of deferred financing costs
    and debt discount                                          194,258       414,534        472,501
   Amortization of stock warrants                              348,605       348,605        255,735
   Loss on disposition of equipment                                ---         4,264            ---
Changes in assets and liabilities
 associated with operating activities:
   Accounts receivable                                      (2,598,298)    5,476,697     (2,666,081)
   Insurance settlement receivable                           6,543,059    (6,543,059)           ---
   Laserdisc inventory                                      (1,821,629)    5,983,221     (4,387,545)
   Royalty and distribution fee advances, net                1,419,132       477,855     (2,642,174)
   Production cost expenditures                             (2,898,824)   (2,636,821)    (3,459,975)
   Prepaid expenses and other assets                             2,266      (107,829)       562,988
   Notes receivable                                            219,682       142,284         73,833
   Accounts payable, accrued royalties
    and liabilities                                         (1,274,672)   (1,671,812)     7,959,788
                                                           -----------   -----------   ------------

     Net cash provided (used) by operating activities       11,015,346     9,010,795     (6,892,714)
                                                           -----------   -----------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of short-term investments                         (1,015,479)   (4,796,544)    (4,599,792)
Proceeds from maturities of short-term investments           5,671,886     3,180,153      2,421,881
Capital expenditures                                        (1,023,550)      (26,601)      (693,527)
                                                           -----------   -----------   ------------

     Net cash provided (used) by investing activities        3,632,857    (1,642,992)    (2,871,438)
                                                           -----------   -----------   ------------

                See accompanying notes to financial statements.

- --------------------------------------------------------------------------------
Image Entertainment, Inc.                                                     25

                       STATEMENTS OF CASH FLOWS (CONT'D.)

               FOR THE YEARS ENDED MARCH 31, 1995, 1994 AND 1993

================================================================================

                                                              1995           1994           1993
                                                         --------------  -------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:

Repayment of senior secured notes payable                 ($13,500,000)   ($6,500,000)          ---
Advances under revolving credit facility                    29,102,618            ---           ---
Repayment of advances under revolving credit facility      (29,102,618)           ---           ---
Principal payments under capital lease obligations            (215,583)      (274,420)    ($234,936)
Repurchase of warrant and common stock                      (1,937,606)
Net proceeds from exercise of stock options                    836,400        373,149       221,581
Proceeds from issuance of common stock,
 net of offering costs                                             ---            ---     4,550,000
Stock warrants                                                     ---            ---       (27,500)
                                                         -------------   ------------   -----------

   Net cash (used) provided by financing activities        (14,816,789)    (6,401,271)    4,509,145
                                                         -------------   ------------   -----------

NET (DECREASE) INCREASE IN CASH
 AND CASH EQUIVALENTS                                         (168,586)       966,532    (5,255,007)

Cash and cash equivalents at beginning of year               2,355,649      1,389,117     6,644,124
                                                         -------------   ------------   -----------

Cash and cash equivalents at end of year                 $   2,187,063   $  2,355,649   $ 1,389,117
                                                         =============   ============   ===========

SUPPLEMENTAL DISCLOSURE OF CASH
 FLOW INFORMATION:

Cash paid during the year for:
 Interest                                                $   1,723,234   $  2,432,269   $ 2,362,081
 Income taxes                                            $      70,950   $     66,000   $       800
                                                         =============   ============   ===========

                See accompanying notes to financial statements.

- --------------------------------------------------------------------------------
26                                                     Image Entertainment, Inc.

                       STATEMENTS OF CASH FLOWS (CONT'D.)

               FOR THE YEARS ENDED MARCH 31, 1995, 1994 AND 1993

================================================================================

SUPPLEMENTAL DISCLOSURES OF NONCASH OPERATING, INVESTING AND FINANCING
ACTIVITIES:

     Fully amortized production costs removed from production costs totaled $3,208,593 and $2,985,897 at March 31, 1995 and 1994, respectively.

     Capital expenditures for the year ended March 31, 1994 excludes $204,053 of property and equipment destroyed in the January 17, 1994 Northridge earthquake and reimbursed under the insurance settlement. See Note 3 to the financial
                                                ---
statements for additional information.

     Capital lease obligations totaling approximately $394,000 were incurred during the fiscal year ended March 31, 1993. There were no capital lease obligations incurred during fiscal years ended March 31, 1995 and 1994.

                See accompanying notes to financial statements.

- --------------------------------------------------------------------------------
Image Entertainment, Inc.                                                     27

NOTES TO FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

NOTE 1.  ORGANIZATION AND BUSINESS.

Image Entertainment, Inc. (the "Company") was incorporated in Colorado on April 1, 1975. In November 1989, the Company reincorporated in California. The Company's primary business is the distribution of programming on laserdisc under exclusive and nonexclusive license and wholesale distribution agreements.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

Cash and Cash Equivalents
- -------------------------

The Company considers all highly liquid investments purchased with maturities of three months or less to be cash equivalents.

Short-Term Investments
- ----------------------

Short-term investments at March 31, 1994 consist of liquid investments purchased with original maturities between three and twelve months. Certain short-term investments secured outstanding letters of credit at March 31, 1994.

Effective April 1, 1994, the Company adopted the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Under Statement No. 115, the Company has classified its short-term investments as available-for-sale. Available-for-sale securities are stated at market value and unrealized holding gains and losses, net of the related tax effect, are excluded from earnings and are reported as a separate component of shareholders' equity until realized. A decline in the market value of the security below cost that is deemed other than temporary is charged to earnings resulting in the establishment of a new cost basis for the security.

Since the market value of short-term investments approximates cost as of April 1, 1994 the application of Statement No. 115 did not have material effect on the Company's financial statements. Net unrealized gains and losses on available-for-sale securities for fiscal 1995 were not material.

Accounts Receivable
- -------------------

At March 31, 1995 and 1994, the allowance for doubtful accounts was $200,000 and $168,570, respectively, and the allowance for sales returns was $2,500,000 and $4,075,000, respectively.

The Company discontinued selling product to a video tape distributor at the close of fiscal 1994 to maintain better control over distribution of product and eliminate any duplication of efforts. As a result, the allowance for sales returns at March 31, 1994 includes approximately $1,300,000, representing the Company's buy back of the distributor's inventory of Company product at wholesale sales value, less a restocking fee.

Revenue Recognition
- -------------------

Revenue is recognized upon shipment. The Company's return policy allows customers to return a percentage of laserdiscs purchased on a quarterly basis. This allowance is non-cumulative and is based on the customer's prior-quarter purchases and is limited on an individual-title basis. The Company provides for estimated returns when product is shipped to customers.

- --------------------------------------------------------------------------------
28                                                     Image Entertainment, Inc.

NOTES TO FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

Major Customers
- ---------------

No customers individually accounted for 10% or more of fiscal 1995 and 1994 net sales. One customer accounted for 10% of 1993 net sales.

Depreciation and Amortization of Property, Equipment and Improvements
- ---------------------------------------------------------------------

Depreciation of property and equipment is provided for using the straight-line method over the estimated useful lives of the related assets, generally five years. Leasehold improvements are amortized over the shorter of the estimated useful life of the improvements or the remaining lease term. Assets acquired under capitalized leases are amortized over the life of the lease. The cost of repairs and maintenance is charged to operations when incurred.

Income Taxes
- ------------

The Company accounts for income taxes pursuant to the provisions of Financial Accounting Standards Board Statement No. 109. Under the asset and liability method of Statement No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and the future tax benefits derived from operating loss and tax credit carryforwards.

Fourth Quarter Adjustments
- --------------------------

During the fourth quarter of fiscal 1995 and 1994, the Company recorded a net gain on insurance settlement of claims of business interruption and property damage, respectively, related to the January 17, 1994 Northridge earthquake of $742,390 and $959,511, respectively. See Note 3 to the financial statements.
                                      ---

During the fourth quarter of fiscal 1993, the Company recorded adjustments aggregating approximately $13,766,000 as a charge to operations. The adjustments are composed of a $3,400,000 accrual for estimated unrecouped minimum royalty guarantees payable through the term of an exclusive license agreement and $10,366,000 in restructuring charges described in Note 4 to the financial statements.

Reclassifications
- -----------------

Certain fiscal 1994 and 1993 balances have been reclassified to conform with the fiscal 1995 presentation.

Fair Value of Financial Instruments
- -----------------------------------

Carrying amounts approximate fair value due to the relatively short maturity of such instruments.

NOTE 3.  INSURANCE SETTLEMENTS - BUSINESS INTERRUPTION AND PROPERTY DAMAGE.

On March 30, 1995, the Company received an $880,000 insurance settlement from its claim of business interruption losses sustained in the January 17, 1994 Northridge earthquake. The settlement resulted in a net gain of $742,390 after the accrual of related expenses and reimbursement of incurred costs. The net gain was reported as other income in the accompanying statement of operations for the year ended March 31, 1995.

In June 1994, the Company received a $7,543,000 insurance settlement from its claim to recover damage and losses to personal property including fixtures, property, inventory and equipment sustained in the

- --------------------------------------------------------------------------------
Image Entertainment, Inc.                                                     29

NOTES TO FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

Northridge earthquake. Of the settlement, $1,000,000 was received in February 1994 and the remaining $6,543,000 was received in June 1994. The settlement resulted in a net gain of $959,511 after the write-off of the net book value of damaged inventory, fixtures, property and equipment, accrual of related royalties and expenses and reimbursement of incurred costs. The net gain was reported as other income in the accompanying statement of operations for the year ended March 31, 1994.

The Company has no further claim with respect to damage and losses sustained in the January 17, 1994 Northridge earthquake.

NOTE 4.  MARCH 18, 1993 RESTRUCTURING PLAN.

On March 18, 1993, the Company's Board of Directors unanimously approved a comprehensive restructuring of the Company's operations. The restructuring plan provided for changes in operational, sales, marketing and production strategies, the prepayment of long-term debt (in part by accelerating the sale of certain inventory at significantly reduced prices) and an overall work force reduction.

Pursuant to the plan, the Company voluntarily prepaid long-term debt. The Company made voluntary long-term debt prepayments of $2,000,000 during fiscal 1995 (through the date of its November 15, 1994 refinancing - See Note 9 to the
                                                              ---
financial statements) and scheduled mandatory and voluntary prepayments of $1,000,000 and $5,500,000, respectively, during fiscal 1994. Approximately $650,000 and $2,777,000 of the prepayments during fiscal 1995 and 1994, respectively, were funded by deliberate liquidation of certain inventory. Certain exclusively distributed titles, from all genres, for which inventory existed to satisfy demand over the duration of their distribution terms, were targeted for sale over a twelve-month period commencing shortly after the restructuring plan was implemented. The Company's decision to significantly reduce the selling prices resulted in the write-down of the then-current carrying cost of the targeted inventory and related unamortized production costs and royalty advances to a carrying cost equal to the reduced selling price of such inventory, resulting in an approximate zero gross margin upon future sale. Additionally, royalty advances relating to titles which would not be released or reordered in accordance with the Company's restructured operational strategies were also written-down. The write-downs were accrued as a restructuring charge in the accompanying statement of operations for fiscal 1993.

The Company recorded a $10,366,000 pre-tax charge, or $.88 per share, for restructuring costs during the fourth quarter of fiscal 1993. The restructuring charge, by component, is summarized as follows:


        Laserdisc inventory and production costs   $ 5,164,000
        Royalty advances                             4,761,000
        Severance pay                                  441,000
                                                    ----------

                                                   $10,366,000
                                                   ===========

The remaining balance of the targeted inventory at March 31, 1995 was 10,000 units versus 506,000 units at the date the restructuring plan was instituted.

NOTE 5.  NET INCOME (LOSS) PER SHARE.

Net income per share was based on the weighted average number of common shares and common share equivalents (e.g., options and warrants), if dilutive, outstanding for each of the periods presented. The amount of dilution to be reflected in net income per share was computed by application of the treasury stock method. In periods where the amount of common stock issuable if all options and warrants are deemed exercised exceeds 20% of the total shares outstanding at the end of the period, the treasury

- --------------------------------------------------------------------------------
30                                                     Image Entertainment, Inc.

NOTES TO FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

stock method was modified, as required by Accounting Principles Board Opinion No. 15, to adequately reflect the dilutive effect of options and warrants on net income per share. Under the modified treasury stock method, net income per share data were computed as if all outstanding options and warrants were exercised at the beginning of the period (or on the issuance date, if issued during the period) and as if the funds obtained thereby were applied as follows: first to repurchase up to 20% of the outstanding shares at the average market price during the period, then any remaining proceeds are applied to reduce long-term debt and, if any proceeds remain thereafter, such proceeds are applied to invest in U.S. government securities. If the result of the foregoing application of proceeds has an aggregate dilutive effect on net income per share, the net income per share calculation must reflect the shares issuable upon the assumed exercise of options and warrants, net of the assumed repurchase of shares, and adjustments to net income resulting from the assumed application of proceeds. If, on the other hand, the aggregate effect is anti-dilutive, common share equivalents and adjustments to net income resulting from the assumed application of proceeds are excluded from the calculation of net income per share.

The effects of the application of the modified treasury stock method were included in determining net income per share for the year ended March 31, 1995 and were excluded from the per share amounts for the years ended March 31, 1994 and 1993.

Fully diluted net income per share was not presented since the amounts do not differ significantly from the primary net income per share.

The following table sets forth the calculation of net income (loss) per share for the years ended March 31, 1995, 1994 and 1993:


                                                   1995          1994          1993
                                                   ----          ----          ----
Income (loss) before extraordinary
 item, unadjusted                              $ 7,529,495   $ 3,738,599   $(16,975,667)

Add: reduction of interest expense on
 assumed reduction of debt, net of taxes         1,074,638           ---            ---
Add: interest income on assumed investment
 in U.S. government securities,
 net of taxes                                      635,999           ---            ---
                                               -----------   -----------   ------------

Income (loss) before extraordinary
 item, as adjusted                               9,240,132     3,738,599    (16,975,667)
Extraordinary item, net of taxes                 1,218,831       377,535            ---
                                               -----------   -----------   ------------
Net income (loss)                              $ 8,021,301   $ 3,361,064   $(16,975,667)
                                               ===========   ===========   ============

Weighted average common shares and
 common share equivalents outstanding:
Common shares                                   13,255,228    12,346,967     11,760,401
Common stock options and warrants                4,883,729           ---            ---
                                               -----------   -----------   ------------
                                                18,138,957    12,346,967     11,760,401
                                               ===========   ===========   ============

Net income (loss) per share:
Income before extraordinary item               $       .51   $       .30   $      (1.44)
Extraordinary item                                    (.07)         (.03)           ---
                                               -----------   -----------   ------------
Net income (loss) per share                    $       .44   $       .27   $      (1.44)
                                               ===========   ===========   ============

- --------------------------------------------------------------------------------
Image Entertainment, Inc.                                                     31

NOTES TO FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

NOTE 6.  INVENTORIES.

Inventories at March 31, 1995 and 1994 are summarized as follows:

                                                                        1995          1994
                                                                        ----          ----
             Laserdisc inventory                                     $11,730,755   $ 9,909,126
             Royalty and distribution fee advances                     3,403,293     4,822,425
             Production costs                                          1,149,233     1,266,794
                                                                     -----------   -----------

                                                                     $16,283,281   $15,998,345
                                                                     ===========   ===========

Laserdisc inventory consists of finished laserdiscs for sale and is stated at the lower of average cost or market.

Royalty and distribution fee advances represent fixed minimum payments made to licensors for laserdisc programming distribution rights. A licensor's share of program distribution revenues is retained by the Company until the share equals the advance(s) paid to the licensor. Thereafter, any excess is paid to the licensor. In the event of an excess, the Company records, as a cost of laserdisc sales, an amount equal to the licensor's share of the distribution revenues. Royalty and distribution fee advances are charged to operations as revenues are earned and are stated at the lower of unamortized cost or estimated net realizable value on an individual-title or license-agreement basis.

The costs to produce licensed laserdisc programming include the cost of converting film prints or tapes into the laserdisc format, jacket artwork costs and the overhead of the Company's creative services/computer graphics and production departments. The Company amortizes its capitalized production costs in accordance with the provisions of Statement of Financial Accounting Standards No. 53. Pursuant to the income forecast method, a percentage of the production costs is charged to expense each month based upon (i) a projected revenue stream resulting from distribution of new and previously released laserdisc programming related to the production costs and (ii) management's estimate of the ultimate net realizable value of the production costs. Estimates of future revenues are reviewed periodically and amortization of production costs is adjusted accordingly. If estimated future revenues are not sufficient to recover the unamortized balance of production costs, such costs are reduced to the estimated net realizable value. Production costs are net of accumulated amortization of $4,838,547 and $5,030,756 at March 31, 1995 and 1994, respectively. The Company expects to amortize substantially all of the March 31, 1995 production costs through fiscal 1997.

NOTE 7.  NOTES RECEIVABLE - SALE OF CERTAIN ASSETS.

On December 31, 1990, the Company sold assets relating to its licensing and distribution of adult programming on laserdisc (the "Assets") for $3,828,600. The Assets included inventory, jackets, artwork, laserdisc masters and submasters, copyrights and contract rights, but excluded accounts receivable. The buyer agreed to assume certain obligations related to the Assets.

Payment for the Assets consisted of $300,000 cash, a $1,328,600 note ("Note A") and a $2,200,000 note ("Note B").

Note A bears annual interest of 10%, payable monthly. Two principal payments of $82,700 each were received in February and March 1991. Two final principal payments of $581,600 each are due in December 1995 and December 1996. Principal prepayments may be required pursuant to a formula set forth in the note. The note is secured by the Assets and certain other assets of the buyer acquired after December 31, 1990.

- --------------------------------------------------------------------------------
32                                                     Image Entertainment, Inc.

NOTES TO FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

Principal and interest on Note B, which is unsecured, are payable as follows: until the principal is repaid, the buyer will pay the Company, by the 60th day following December 31, 1991 and each subsequent six-month period ending June 30 and December 31, an amount, if any, pursuant to a formula set forth in the note. Each amount paid, discounted to its present value at an annual rate of 11% compounded monthly from the date of payment to December 31, 1990, is credited against principal and the remainder is credited as interest. The buyer made principal payments totaling $202,351 and $108,549 during fiscal years ended March 31, 1995 and 1994, respectively. Currently, only one company manufactures adult programming on laserdisc. If that company ceases to manufacture such programming under certain circumstances, and the buyer is unable to secure replacement manufacturing within a specified period, Notes A and B will be canceled and the buyer will assign to the Company the Assets and other assets then owned by the buyer (except for cash, inventory and accounts receivable).

The sale resulted in a gain, before applicable income taxes (if any), of
$2,626,450.   Recognition of the gain is deferred until the net book value of the Assets is recovered through principal repayment under Notes A and B and the $300,000 down payment. Once the net book value of the Assets is recovered, the gain will be recognized as cash payments under Notes A and B are received. In the accompanying balance sheets at March 31, 1995 and 1994, the Notes A and B plus a note receivable from a related party are presented as follows:

                                                                1995          1994
                                                                ----          ----
     Notes receivable from an unrelated party               $ 2,978,467   $ 3,180,818
        Less deferred gain                                   (2,626,450)   (2,626,450)
                                                            -----------   -----------
                                                                352,017       554,368
     Note receivable from Starr Enterprises (a
        related party), repaid on June 24, 1994                     ---        17,331
                                                            -----------   -----------

                                                            $   352,017   $   571,699
                                                            ===========   ===========

NOTE 8.  PROPERTY, EQUIPMENT AND IMPROVEMENTS.

Property, equipment and improvements, stated at cost, at March 31, 1995 and 1994 are summarized as follows:

                                                             1995          1994
                                                             ----          ----
   Furniture, fixtures and equipment                      $ 3,747,694   $ 2,383,029
   Leasehold improvements                                   1,059,377       880,187
   Assets under capitalized leases                            455,098       975,403
   Other                                                      329,934       329,934
                                                          -----------   -----------
                                                            5,592,103     4,568,553
   Less accumulated depreciation and
    amortization, including $232,844 and
    $491,077 relating to capitalized leases
    for 1995 and 1994, respectively.                       (3,578,700)   (2,783,120)
                                                          -----------   -----------

                                                          $ 2,013,403   $ 1,785,433
                                                          ===========   ===========

Depreciation and amortization of property, equipment and improvements was $795,580, $623,777, and $523,303 for fiscal 1995, 1994, and 1993, respectively.

- --------------------------------------------------------------------------------
Image Entertainment, Inc.                                                     33

NOTES TO FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

NOTE 9.  REVOLVING CREDIT AND TERM LOAN FACILITY.

On November 15, 1994, the Company entered into a Loan and Security Agreement with Foothill Capital Corporation, an asset-based lender. The agreement provides for revolving advances and the issuance of and guaranty of standby letters of credit under a $14,250,000 revolving credit facility and a series of term loans under a $750,000 capital expenditure term loan facility. The term of the agreement is three years, renewable automatically thereafter for successive one-year periods.

Borrowings under the agreement are secured by substantially all of the Company's assets and bear interest at the highest prime rate of three reference banks plus 1.5% (10.5% at March 31, 1995), payable monthly. Funds available for borrowing under the credit facility may not exceed the borrowing base specified in the agreement. At March 31, 1995, the Company had no borrowings outstanding under the revolving credit and term loan facilities and had borrowing availability of $7,172,000 and $750,000, respectively. The Agreement requires the Company to comply with certain financial and operational covenants. At March 31, 1995, the Company was in compliance with all covenants.

Concurrent with funding of the revolving credit facility, the Company immediately retired $11,500,000 of long-term debt representing the outstanding balance of the November 18, 1991 private placement. The accelerated amortization of deferred financing costs and discount on debt issuance and penalties resulting from the early retirement of debt totaled $1,218,831 and $377,535 for the fiscal years ending March 31, 1995 and 1994, respectively, of which $759,138 and $263,011, respectively, represent noncash charges. The extraordinary charges are recorded net of taxes of $33,800 and $10,476 for fiscal 1995 and 1994, respectively.

For the years ended March 31, 1995, 1994 and 1993, amortization of the lender's and investment banker's warrants issued in connection with the 1991 private placement, excluding amortization accelerated as a result of the early retirement of this debt, totaled $82,799, $144,283 and $156,870, respectively. Amortization of the lender's and investment banker's warrants were recorded as interest expense and amortization of deferred financing costs, respectively, in the accompanying statements of operations.

NOTE 10.  PROGRAM ACQUISITION AGREEMENTS AND ASSOCIATED WARRANTS.

On December 22, 1992, the Company entered into a five-year license agreement with New Line Home Video, Inc. ("New Line") for the replication, marketing and exclusive distribution of programming on laserdisc in the United States and Canada. In connection with the agreement, New Line was issued a warrant to purchase 500,000 shares of the Company's common stock at $6.30 per share. The warrant is exercisable until December 31, 1997. The estimated fair market value of the warrant at the date of issuance and associated costs, aggregating $487,500, have been recorded in shareholders' equity as stock warrants.

On July 1, 1992, the Company entered into a four-year videodisc purchase and distribution agreement with Twentieth Century Fox Home Entertainment (formerly FoxVideo, Inc.) for the marketing and exclusive distribution of programming on laserdisc in the United States and Canada. In connection with the agreement, Twentieth Century Fox Film Corporation, parent of Twentieth Century Fox Home Entertainment, was issued a warrant to purchase 1,671,760 shares of the Company's common stock at $6.00 per share. The warrant vested as to 25% of the shares on July 1, 1992 and the balance vests equally over the next three years, subject to deferral and/or acceleration of vesting under certain circumstances. The warrant is exercisable until June 30, 1996; however, as to any deferred-vested shares, the warrant is exercisable only from January 1, 2000 to January 5, 2000. The estimated fair market value of the warrant at the date of issuance and associated costs, aggregating $315,917, have been recorded in shareholders' equity as stock warrants.

- --------------------------------------------------------------------------------
34                                                     Image Entertainment, Inc.

NOTES TO FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

On November 26, 1991, the Company entered into a four-year license agreement with Buena Vista Home Video for the replication, marketing and exclusive distribution of Walt Disney, Touchstone, Hollywood Pictures and Buena Vista Home Video programming on laserdisc in the United States and Canada. In connection with the agreement, The Walt Disney Company, parent of Buena Vista Home Video, was issued a warrant to purchase 1,671,760 shares of the Company's common stock at $6.00 per share. The warrant vested as to 25% of the shares on January 1, 1992 and the balance vests equally over the next three years, subject to deferral and/or acceleration of vesting under certain circumstances. The warrant is exercisable until December 31, 1996; however, as to any deferred-vested shares, the warrant is exercisable only from January 1, 2000 to January 5, 2000. The estimated fair market value of the warrant at the date of issuance and associated costs, aggregating $774,566, have been recorded in shareholders' equity as stock warrants.

The value of all of the aforementioned warrants and issuance costs are amortized ratably over the term of the agreements. Amortization for the years ended March 31, 1995 and 1994 totaled $348,605 each, and $255,735 for the year ended March 31, 1993, and was recorded as cost of laserdisc sales in the accompanying statements of operations.

NOTE 11.  STOCK OPTIONS AND WARRANTS.

The Company has three employee stock option plans. Incentive stock options may be granted under one plan, and incentive stock options and nonstatutory options under the other two. Under the plans, the exercise price of an incentive stock option may not be less than the fair market value of the common stock on the date of grant. The exercise price of a nonstatutory option generally may not be less than 85% of the fair market value on the date of grant. The term of an option may be no more than 10 years from the date of grant. In addition to options under the three employee plans, the Company has granted options (including the antidilution rights described below and the warrants described in Notes 9 and 10) to officers, shareholders, creditors and others for various business purposes.

Stock option transactions for the three years ended March 31, 1995 are as follows:

                                                     Per-Share
                                        Shares     Price Range
                                      -----------  -----------
       Outstanding, March 31, 1992     6,105,640   $ .59-10.25
          Granted                      2,676,178     6.00-9.75
          Exercised                      (49,904)    1.86-5.63
          Canceled                       (19,000)   7.13-10.25
                                      ----------
       Outstanding, March 31, 1993     8,712,914     .59-10.25
          Granted                        293,577     5.38-5.63
          Exercised                     (438,139)     .59-5.63
          Surrendered                    (82,751)         2.50
          Canceled                      (166,907)    5.10-9.75
                                      ----------
       Outstanding, March 31, 1994     8,318,694     .59-10.25
          Granted                        537,771     7.00-8.75
          Exercised                   (1,492,315)     .59-5.63
          Surrendered                   (269,174)    1.07-2.50
          Canceled                       (65,208)    5.38-9.75
                                      ----------

       Outstanding, March 31, 1995     7,029,768   $ .59-10.25
                                      ==========

- --------------------------------------------------------------------------------
Image Entertainment, Inc.                                                     35

NOTES TO FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

Of the options reflected as outstanding on March 31, 1995 and 1994, options to purchase 6,602,611 and 6,850,254 shares of common stock were exercisable, respectively.

A December 29, 1987 stock purchase agreement (the "Agreement") provides for the grant of antidilution rights (the "Rights") to various persons (the "Investors"). Each Investor is entitled to Rights in connection with certain issuances of common stock.

Upon the exercise of certain options outstanding as of December 29, 1987 (the "Management Options"), each Investor will be granted Rights to purchase shares of common stock pursuant to a formula based in part on the percentage of the outstanding shares of common stock owned by the Investor on December 29, 1987. Rights to purchase an aggregate of 522,135 shares of common stock may be granted to the Investors if all the Management Options are exercised. As of March 31, 1995, Rights to purchase 449,878 shares had been granted, Rights to purchase 223,115 shares had been exercised (as to 12,299 shares in fiscal 1995, 36,933 shares in fiscal 1994, and 6,343 shares in fiscal 1993, at per-share exercise prices ranging from $.74 to $1.07) and Rights to purchase 226,763 shares were outstanding. The above table includes as outstanding on March 31, 1995 additional Rights to purchase 72,257 shares, which Rights would be granted only upon subsequent exercises of Management Options.

Rights granted in connection with the exercise of a Management Option are exercisable for two years from the date of grant and have a per-share exercise price equal to the greater of (a) $.74 or (b) the exercise price of the Management Option.

Upon certain issuances of shares of common stock other than pursuant to the exercise of Management Options, each Investor will be granted a Right (the "Other Right") so that the equity interest represented by the Agreement shares held by the Investor (excluding the shares purchased upon the exercise of Rights issued in connection with the exercise of Management Options) will not be diluted. As of March 31, 1995, Other Rights to purchase 848,463 shares of common stock had been exercised (as to 87,771 shares in fiscal 1995, none in fiscal 1994, and 9,405 shares in fiscal 1993, at per-share exercise prices ranging from $.59 to $9.29).

- --------------------------------------------------------------------------------
36                                                     Image Entertainment, Inc.

NOTES TO FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

NOTE 12.  INCOME TAXES.

Income taxes for the three years ended March 31, 1995, all current, are summarized as follows:

                                            1995      1994     1993
                                            ----      ----     ----
            Federal                       $128,806  $ 75,415      ---
            State                           46,497    28,456  $   800
                                          --------  --------  -------
                                          $175,303  $103,871  $   800
                                          ========  ========  =======

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at March 31, 1995 and 1994 are presented below:

                                                    1995           1994
                                                    ----           ----
          Deferred tax assets:
             Net operating loss carryforwards    $ 3,150,000   $ 4,712,000
             Royalty reserves                      1,548,000       268,000
             Sales returns reserve                   416,000       122,000
             Other                                   500,000       221,000
                                                 -----------   -----------

               Deferred tax assets                 5,614,000     5,323,000

             Less valuation allowance             (4,874,000)   (4,938,000)
                                                 -----------   -----------
                                                     740,000       385,000

          Deferred tax liabilities:
             Earthquake insurance settlement             ---      (385,000)
             Installment sales                      (740,000)          ---
                                                 -----------   -----------

             Net deferred tax assets             $       ---   $       ---
                                                 ===========   ===========

Income taxes for the years ended March 31, 1995 and 1994 is net of credits of approximately $7,362,000 and $3,583,000, respectively, which resulted from the utilization of net operating loss carryforwards to offset taxable income for Federal and state income tax purposes.

NOTE 13.  COMMITMENTS AND CONTINGENCIES.

The Company entered into renegotiated leases for its office and warehouse space on December 1, 1993. The new leases commenced on April 1, 1994 and expire on March 31, 2000.

The lease for the Company's office provides for monthly rent of $13,726 (subject to annual adjustment based upon increases in the consumer price index). The lease for the Company's warehouse space provides for monthly rent of $22,039 (subject to annual adjustment based upon increases in the consumer price index).

- --------------------------------------------------------------------------------
Image Entertainment, Inc.                                                     37

NOTES TO FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

Future minimum annual rental payments at March 31, 1995 are approximately as follows:

                   March 31,        Amount
                   ---------        ------
                     1996         $  466,000
                     1997            429,000
                     1998            429,000
                     1999            429,000
                     2000            429,000
                                  ----------
                                  $2,182,000
                                  ==========

Rent expense was $458,819, $296,190, and $341,305 for fiscal 1995, 1994, and
1993, respectively.

At March 31, 1995, the Company had $2,990,000 of outstanding letters of credit of which $990,000 and $2,000,000 were issued and guaranteed, respectively, by the Company's lender and expire on November 15, 1995. These letters of credit secure balances due to program suppliers.

The Company's future obligations for royalty advances and minimum guarantees and exclusive distribution fee guarantees under the terms of existing licenses and an exclusive distribution agreement, respectively, are as follows:

                   March 31,         Amount
                   ---------         ------
                     1996         $ 6,325,000
                     1997           4,033,000
                     1998           4,422,000
                     1999           4,678,000
                     2000           2,627,000
                                  -----------

                                  $22,085,000
                                  ===========

NOTE 14.  SUBSEQUENT EVENT.

Effective June 8, 1995, the Company, through its newly created wholly owned subsidiary, acquired and assumed substantially all of the assets and liabilities, respectively, of V.T. Laser, Inc., a privately held New Jersey based corporation doing business as "U.S. Laser Video Distributors" ("U.S. Laser"), for a purchase price of approximately $3.1 million in cash. The transaction was funded through operating cash flow and borrowings under the Company's revolving credit facility. This acquisition will be accounted for as a purchase in the Company's first quarter ending June 30, 1995. U.S. Laser is a nonexclusive distributor of optical disc programming and the publisher of
LASERVIEWS: America's Laser Disc Magazine, a bimonthly consumer periodical focusing on product announcements, software reviews and articles of general interest to the laserdisc consumer, and D.I.S.C.: Dealer's Interactive Software Companion, a dealer-oriented multimedia publication.

- --------------------------------------------------------------------------------
38                                                     Image Entertainment, Inc.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         ---------------------------------------------------------------
         FINANCIAL DISCLOSURE.
         --------------------

         None.


- --------------------------------------------------------------------------------
                                    PART III
- --------------------------------------------------------------------------------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
          --------------------------------------------------
ITEM 11.  EXECUTIVE COMPENSATION.
          ----------------------
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
          --------------------------------------------------------------
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
          ----------------------------------------------

   The information required to be set forth in this Part III (except for the list of Executive Officers set forth in Part I hereof) is included in a definitive Proxy Statement pursuant to Regulation 14A, incorporated herein by reference, to be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company's fiscal year ended March 31, 1995.

- --------------------------------------------------------------------------------
                                    PART IV
- --------------------------------------------------------------------------------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
          ---------------------------------------------------------------

(a) THE FOLLOWING DOCUMENTS ARE FILED AS A PART OF THIS REPORT.    Page
                                                                   ----

    1.  Financial Statements:

        Independent Auditors' Report...............................  20

        Balance Sheets at March 31, 1995 and 1994..................  21

        Statements of Operations for the years ended March 31,
        1995, 1994 and 1993........................................  23

        Statements of Shareholders' Equity for the years ended
        March 31, 1995, 1994 and 1993..............................  24

        Statements of Cash Flows for the years ended March 31,
        1995, 1994 and 1993........................................  25

        Notes to Financial Statements..............................  28

    2.  Financial Statement Schedule:
        Schedule VIII - Valuation and Qualifying Accounts..........  40

    3.  Exhibits:  See the Exhibit Index on pages (i) through (ii).

(b) REPORTS ON FORM 8-K.

        None.

- --------------------------------------------------------------------------------
Image Entertainment, Inc.                                                     39

                                 SCHEDULE VIII
                     - VALUATION AND QUALIFYING ACCOUNTS -
               FOR THE YEARS ENDED MARCH 31, 1995, 1994 AND 1993

================================================================================

                                           Allowance for Doubtful Accounts
                                           -------------------------------

                                                     Additions
                                      Balance at    Charged to                   Balance
                                      Beginning      Costs and      Amounts      at End
                                       of Year       Expenses     Written-Off    of Year
                                       -------       --------     -----------    -------
For the Year Ended March 31, 1995:    $  168,570    $   78,343    $   (46,913)  $  200,000
                                      ==========    ==========    ===========   ==========

For the Year Ended March 31, 1994:    $  206,657    $      875    $   (38,962)  $  168,570
                                      ==========    ==========    ===========   ==========

For the Year Ended March 31, 1993:    $  117,878    $  145,167    $   (56,388)  $  206,657
                                      ==========    ==========    ===========   ==========

                                           Allowance for Sales Returns
                                           ---------------------------

                                                     Additions
                                      Balance at    Charged to                   Balance
                                      Beginning      Costs and      Amounts      at End
                                       of Year       Expenses     Written-Off    of Year
                                       -------       --------     -----------    -------
For the Year Ended March 31, 1995:    $4,075,000    $      ---    $(1,575,000)  $2,500,000
                                      ==========    ==========    ===========   ==========

For the Year Ended March 31, 1994:    $2,500,000    $1,575,000    $       ---   $4,075,000
                                      ==========    ==========    ===========   ==========

For the Year Ended March 31, 1993:    $1,500,000    $1,000,000    $       ---   $2,500,000
                                      ==========    ==========    ===========   ==========

- --------------------------------------------------------------------------------
40                                                     Image Entertainment, Inc.

- --------------------------------------------------------------------------------
                                   SIGNATURES
- --------------------------------------------------------------------------------


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           IMAGE ENTERTAINMENT, INC.,
                           a California corporation



     Dated: June 26, 1995  By:  /s/ Martin W. Greenwald
                                -------------------------------------------
                                MARTIN W. GREENWALD,
                                Chairman of the Board, Chief Executive Officer, President & Treasurer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                /s/ Martin W. Greenwald
                                -------------------------------------------
     Dated:  June 26, 1995      MARTIN W. GREENWALD,
                                Chairman of the Board, Chief Executive Officer,
                                President & Treasurer


                                /s/ Jeff M. Framer
                                -------------------------------------------
     Dated: June 26, 1995       JEFF M. FRAMER,
                                Chief Financial Officer (Principal Financial and
                                Accounting Officer)


                                /s/ Stuart Segall
                                -------------------------------------------
     Dated: June 26, 1995       STUART SEGALL,
                                Vice President & Director


                                /s/ Ira Epstein
                                -------------------------------------------
     Dated: June 26, 1995       IRA EPSTEIN,
                                Director


                                /s/ Russell Harris
                                -------------------------------------------
     Dated: June 26, 1995       RUSSELL HARRIS,
                                Director


                                /s/ Kyle Kirkland
                                -------------------------------------------
     Dated: June 26, 1995       KYLE KIRKLAND,
                                Director

- --------------------------------------------------------------------------------
Image Entertainment, Inc.                                                     41

- --------------------------------------------------------------------------------
                                 EXHIBIT INDEX
- --------------------------------------------------------------------------------


EXHIBIT NO.   DESCRIPTION
- -----------   -----------

3.1 *         Restated Articles of Incorporation.

3.2 *         Bylaws.

10.1 + The Company's Restated 1989 Incentive Stock Option Plan, as amended. Filed as Exhibit 10.1 of the Company's Form 10-K for the year ended March 31, 1992, and incorporated by reference herein.

10.2 + The Company's 1990 Stock Option Plan. Filed as Exhibit A of the Company's Proxy Statement dated December 27, 1990, and incorporated by reference herein.

10.3 + The Company's Restated 1992 Stock Option Plan. Filed as Exhibit A of the Company's Proxy Statement dated September 9, 1994, and incorporated by reference herein.

10.4 * The Company's 1994 Eligible Directors Stock Option Plan and Form of Eligible Director Non-Qualified Stock Option Agreement.

10.5 + Form of Option Agreement dated October 15, 1991 between the Company and Martin W. Greenwald. Filed as Exhibit 10.3 of the Company's 10-Q for the quarter ended September 30, 1991, and incorporated by reference herein.

10.6 +        Option granted August 13, 1992 by the Company to Cheryl Lee.

10.7 + Form of Option granted May 19, 1994 to Jeff Framer, Cheryl Lee and David Borshell.

10.8 * +      Employment Agreement of Martin W. Greenwald dated July 1, 1994.

10.9 * +      Employment Agreement of Cheryl Lee dated July 1, 1994.

10.10 * +     Employment Agreement of Jeff Framer dated July 1, 1994.

10.11 * +     Employment Agreement of David Borshell dated July 1, 1994.

10.11.A * +   Amendment No. 1 dated and effective as of September 1, 1994 to
              Employment Agreement of David Borshell dated July 1, 1994.

10.12 + Form of Indemnity Agreement between the Company and its directors and officers. Filed as Exhibit F of the Company's Proxy Statement dated September 5, 1989, and incorporated by reference herein.

10.13 Stock Purchase Agreement among the Company, Directors of the Company and various Buyers dated December 29, 1987. Filed as
              Exhibit 4.3 of the Company's Form 8-K dated December 29, 1987, and incorporated by reference herein.

10.13.A Form of First Amendment dated July 7, 1992 to the Stock Purchase Agreement referenced in Exhibit 10.19 above. Filed as Exhibit 10.5 of the Company's Form 10-Q for the quarter ended September 30, 1992, and incorporated by reference herein.

- --------------------------------------------------------------------------------
Image Entertainment, Inc.

10.14 Stock Purchase Agreement among the Company, Directors of the Company and Image Investors Co. dated June 27, 1990. Filed as
              Exhibit 10.53 of the Company's Form 10-K for the year ended March 31, 1990. The Company and Image Investors Co. are parties to Stock Purchase Agreements dated July 14, 1988, November 30, 1988, January 11, 1989, February 14, 1989, May 10, 1989 and June 20,
              1990, which are virtually identical to this Exhibit except for the number of shares of Common Stock purchased, and incorporated by reference herein.

10.15 Stock Purchase Agreement between the Company and Image Investors Co. dated December 30, 1992, including Warrant. Filed as Exhibit
              10.6 of the Company's Form 10-Q for the quarter ended December 31, 1992, and incorporated by reference herein.

10.16 Purchase and Sale Agreement between the Company and LEI Partners, L.P. dated December 31, 1990. Filed as Exhibit 10.1 of the Company's Form 10-Q for the quarter ended December 31, 1990, and incorporated by reference herein.

10.17 Standard Industrial Lease for 9333 Oso Avenue, Chatsworth, California, dated December 1, 1993 and effective April 1, 1994, between the Company and P&R Investment Company. Filed as Exhibit
              10.1 of the Company's Form 10-Q for the quarter ended December 31, 1993.

10.18 Standard Industrial Lease for 20350 Prairie Street, Chatsworth, California, dated December 1, 1993 and effective April 1, 1994, between the Company and P&R Investment Company. Filed as Exhibit
              10.2 of the Company's Form 10-Q for the quarter ended December 31, 1993.

10.19 Loan and Security Agreement between the Company and Foothill Capital Corporation dated as of November 15, 1994, including Capital Expenditure Loan Note and Trademark Security Agreement. Filed as Exhibit 4 of the Company's Form 10-Q for the quarter ended September 30, 1994.

10.20 * Stock Purchase Agreement between the Company and Kyle Kirkland dated as of January 26, 1995.

21 *          Subsidiaries of the Registrant.

23 *          Consent Letter of KPMG Peat Marwick LLP.

27 *          Financial Data Schedule.
              _______________________________________________________________

              * Exhibit(s) not previously filed with the Securities and Exchange
                Commission.
              + Management Contracts, Compensatory Plans or Arrangements

- --------------------------------------------------------------------------------
                                                       Image Entertainment, Inc.