Form 10-Q
period 1995-06-30
IMAGE ENTERTAINMENT INC
filed 1995-08-08
CIK 216324

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1995

                                       OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ................ To
     .................

                         Commission File Number 0-11071

                           IMAGE ENTERTAINMENT, INC.
             (Exact name of registrant as specified in its charter)

        California                                       84-0685613
----------------------------------------        --------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                      Identification Number)

                 9333 Oso Avenue, Chatsworth, California 91311
       -----------------------------------------------------------------
          (Address of principal executive offices, including zip code)

                                (818) 407-9100
       -----------------------------------------------------------------
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, no par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes ( X )   No (   )

Number of shares outstanding of the registrant's common stock on August 4, 1995, 1995: 13,796,618

                        PART I - FINANCIAL INFORMATION
                        ------------------------------


ITEM 1.  FINANCIAL STATEMENTS.
         --------------------

                           IMAGE ENTERTAINMENT, INC.

                          CONSOLIDATED BALANCE SHEETS

                        June 30, 1995 and March 31, 1995

--------------------------------------------------------------------------------

                                     ASSETS

                                                    June 30, 1995    March 31, 1995
                                                    --------------   --------------
                                                     (Unaudited)
Cash and cash equivalents                             $ 2,858,490       $ 2,187,063

Accounts receivable, net of allowances of
  $2,400,000 - June 30, 1995;
  $2,700,000 - March 31, 1995                          13,763,515        11,986,576

Inventories                                            15,798,077        16,283,281

Prepaid expenses and other assets                         740,813           668,590

Notes receivable, net of deferred gain
  of $2,626,450                                           327,421           352,017

Property, equipment and improvements, net of
  accumulated depreciation and amortization of
  $3,803,434 - June 30, 1995;
  $3,578,700 - March 31, 1995                           2,171,861         2,013,403
                                                      -----------       -----------
                                                      $35,660,177       $33,490,930
                                                      ===========       ===========

          See accompanying notes to consolidated financial statements

                           IMAGE ENTERTAINMENT, INC.

                          CONSOLIDATED BALANCE SHEETS

                        June 30, 1995 and March 31, 1995

--------------------------------------------------------------------------------

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                     June 30, 1995     March 31, 1995
                                                     -------------     --------------
                                                      (Unaudited)
LIABILITIES:

Accounts payable and accrued liabilities               $ 9,732,899    $ 11,150,261

Accrued royalties                                        5,740,183       5,564,812

Revolving credit facility                                2,635,182             ---

Capital lease obligations                                   65,664         103,358
                                                       -----------    ------------

 Total liabilities                                      18,173,928      16,818,431
                                                       -----------    ------------

SHAREHOLDERS' EQUITY:

Preferred stock, $1 par value, 3,365,385 shares
 authorized; none issued and outstanding                       ---             ---

Common stock, no par value, 25,000,000 shares
 authorized; 13,789,399 and 13,797,429 issued
 and outstanding at June 30, 1995 and
 March 31, 1995, respectively                           24,684,208      25,216,305

Stock warrants                                            (494,855)       (582,006)

Additional paid-in capital                               3,064,129       3,064,129

Accumulated deficit                                     (9,767,233)    (11,025,929)
                                                       -----------    ------------
 Net shareholders' equity                               17,486,249      16,672,499
                                                       -----------    ------------
                                                       $35,660,177    $ 33,490,930
                                                       ===========    ============

          See accompanying notes to consolidated financial statements

                           IMAGE ENTERTAINMENT, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

               For the Three Months Ended June 30, 1995 and 1994
-------------------------------------------------------------------------------

                                                    1995           1994
                                                ------------   ------------

NET SALES                                       $18,129,257    $16,102,580

OPERATING COSTS AND EXPENSES:
 Cost of laserdisc sales                         14,123,659     12,500,331
 Selling expenses                                   912,547        745,526
 General and administrative expenses              1,050,010        898,657
 Amortization of production costs                   696,682        805,761
                                                -----------    -----------
                                                 16,782,898     14,950,275
                                                -----------    -----------

OPERATING INCOME                                  1,346,359      1,152,305

OTHER EXPENSES (INCOME):
  Interest expense                                   30,864        462,519
  Interest income                                   (80,201)      (117,717)
  Amortization of deferred financing costs              ---         47,984
                                                -----------    -----------
                                                    (49,337)       392,786
                                                -----------    -----------

INCOME BEFORE INCOME TAXES                        1,395,696        759,519

INCOME TAXES                                        137,000         20,000
                                                -----------    -----------
NET INCOME                                      $ 1,258,696    $   739,519
                                                ===========    ===========

NET INCOME PER SHARE (Note 5)                   $       .09    $       .06
                                                ===========    ===========

WEIGHTED AVERAGE COMMON SHARES AND
  COMMON SHARE EQUIVALENTS
  OUTSTANDING (Note 5)                           18,017,268     12,631,762
                                                ===========    ===========

          See accompanying notes to consolidated financial statements

                           IMAGE ENTERTAINMENT, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

               For the Three Months Ended June 30, 1995 and 1994

-------------------------------------------------------------------------------

                                                               1995           1994
                                                           ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                 $ 1,258,696    $   739,519

Adjustments to reconcile net income
 to net cash provided by operating activities:
  Depreciation and amortization                                921,413        998,599
  Amortization of loan costs                                       ---         82,200
  Amortization of stock warrants                                87,151         87,151
Changes in assets and liabilities associated
 with operating activities, net of acquired business:
  Accounts receivable                                        1,082,020         21,310
  Insurance settlement receivable                                  ---      6,543,059
  Laserdisc inventory                                        2,224,429       (784,700)
  Royalty and distribution fee advances, net                    20,267        379,063
  Production cost expenditures                                (742,237)      (721,393)
  Prepaid expenses and other assets                            (18,398)       139,508
  Notes receivable                                              24,596         78,760
  Accounts payable, accrued royalties
   and liabilities                                          (3,002,731)    (3,124,478)
                                                           -----------    -----------
    Net cash provided by operating activities                1,855,206      4,438,598
                                                           -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

 Purchases of short-term investments                               ---     (1,015,479)
 Proceeds from maturities of short-term investments                ---      2,806,272
 Capital expenditures                                         (177,590)      (204,952)
 Acquisition of business, less cash acquired                (3,071,580)           ---
                                                           -----------    -----------
    Net cash (used) provided by investing activities        (3,249,170)     1,585,841
                                                           -----------    -----------

          See accompanying notes to consolidated financial statements

                           IMAGE ENTERTAINMENT, INC.

                                  (UNAUDITED)

               For the Three Months Ended June 30, 1995 and 1994

-------------------------------------------------------------------------------

                                                                1995          1994
                                                            ------------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:

 Advances under revolving credit facility                   $ 4,556,836    $      ---
 Repayment of advances under revolving credit facility       (1,921,654)          ---
 Principal payments under capital lease obligations             (37,694)      (87,621)
 Repurchase of common stock                                    (602,564)          ---
 Net proceeds from exercise of stock options                     70,467        28,135
                                                            -----------    ----------
  Net cash provided (used) by financing activities            2,065,391       (59,486)
                                                            -----------    ----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                       671,427     5,964,953

 Cash and cash equivalents at beginning of period             2,187,063     2,355,649
                                                            -----------    ----------
 Cash and cash equivalents at end of period                 $ 2,858,490    $8,320,602
                                                            ===========    ==========
SUPPLEMENTAL DISCLOSURES OF CASH
 FLOW INFORMATION:

Cash paid during the period for:
  Interest                                                  $   32,869     $  843,475
  Income taxes                                              $   35,000     $      ---
                                                            ==========     ==========

          See accompanying notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 1.  BASIS OF PRESENTATION.

The accompanying consolidated financial statements as of and for the three months ended June 30, 1995 include the accounts of Image Entertainment, Inc. and its wholly-owned subsidiary U.S. Laser Video Distributors, Inc. (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying consolidated balance sheet at June 30, 1995 and the related consolidated statements of operations and cash flows for the three-month periods ended June 30, 1995 and 1994 of the Company included herein are unaudited; however, such information reflects all adjustments of a normal recurring nature which management believes are necessary for a fair presentation of results for the interim periods. The accompanying consolidated financial information for the three months ended June 30, 1995 and 1994 should be read in conjunction with the Financial Statements, the Notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's March 31, 1995 Form 10-K.

Certain 1994 amounts have been reclassified to conform with the 1995 presentation.

Sales are seasonal in nature, but also vary with the popularity of titles in release. The results of operations for the three months ended June 30, 1995 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 1996.

NOTE 2.  ACQUISITION.

Effective June 8, 1995, Image NewCo., Inc. ("NewCo"),a newly created wholly-owned subsidiary, acquired and assumed substantially all of the assets and liabilities, respectively, of V.T. Laser, Inc., a privately held New Jersey based corporation doing business as "U.S. Laser Video Distributors," for a purchase price of approximately $3.1 million in cash. The name of NewCo was subsequently changed to U.S. Laser Video Distributors, Inc. ("U.S. Laser").
U.S. Laser is a nonexclusive distributor of optical disc programming and the publisher of LASERVIEWS: America's Laser Disc Magazine, a bimonthly consumer periodical focusing on product announcements, software reviews and articles of general interest to the laserdisc consumer. U.S. Laser has been in the laserdisc distribution business since 1985.

The acquisition was accounted for using the purchase method of accounting. Accordingly, the acquired assets and assumed liabilities were recorded at fair market value on the acquisition date. The operating results of U.S. Laser, for the 22 day period from the acquisition date to June 30, 1995, are included in the accompanying consolidated statement of operations for the three months ended June 30, 1995. The purchase price approximated the fair market value of the net assets acquired, therefore, the related goodwill recorded was immaterial. U.S. Laser's net sales and net income since its acquisition were immaterial to the consolidated balances for the three months ended June 30, 1995. The acquisition of U.S. Laser does not qualify as a significant subsidiary and accordingly, proforma information is not presented.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 3.  INVENTORIES.

Inventories at June 30, 1995 and March 31, 1995 are summarized as follows:

                                            June 30,      March 31,
                                              1995          1995
                                           -----------   -----------
Laserdisc inventory                        $11,220,262   $11,730,755
Royalty and distribution fee advances        3,383,026     3,403,293
Production costs                             1,194,789     1,149,233
                                           -----------   -----------

                                           $15,798,077   $16,283,281
                                           ===========   ===========

Production costs are net of accumulated amortization of $4,758,072 and $4,838,547 at June 30, 1995 and March 31, 1995, respectively.

NOTE 4.  INCOME TAXES.

Income taxes were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management. The majority of Federal and a portion of state income taxes are offset by the utilization of net operating loss carryforwards.

NOTE 5.  NET INCOME PER SHARE.

Net income per share was based on the weighted average number of common shares and common share equivalents (e.g., options and warrants), if dilutive, outstanding for each of the periods presented. The amount of dilution to be reflected in net income per share was computed by application of the treasury stock method. In periods where the amount of common stock issuable if all options and warrants are deemed exercised exceeds 20% of the total shares outstanding at the end of the period, the treasury stock method was modified, as required by Accounting Principles Board Opinion No. 15, to adequately reflect the dilutive effect of options and warrants on net income per share.

Under the modified treasury stock method, net income per share data were computed as if all outstanding options and warrants were exercised at the beginning of the period (or on the issuance date, if issued during the period) and as if the funds obtained thereby were applied as follows: first to repurchase up to 20% of the outstanding shares at the average market price during the period, then any remaining proceeds were applied to reduce long-term debt and, if any proceeds remained thereafter, such proceeds were applied to invest in short-term U.S. government securities. If the result of the foregoing application of proceeds had an aggregate dilutive effect on net income per share, the net income per share calculation must reflect the shares issuable upon the assumed exercise of options and warrants, net of the assumed repurchase of shares, and adjustments to net income resulting from the assumed application of proceeds. If, on the other hand, the aggregate effect was anti-dilutive, common share equivalents and adjustments to net income resulting from the assumed application of proceeds were excluded from the calculation of net income per share.

The effects of the application of the modified treasury stock method were included in determining net income per share for the June 1995 quarter and were excluded from the per-share amounts for the June 1994 quarter.

Fully diluted net income per share was not presented for the periods ended June 30, 1995 and 1994 since the amounts did not differ significantly from the primary net income per share.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

The following table sets forth the calculation of net income per share for the quarters ended June 30, 1995 and 1994:

                                                      1995               1994
                                                  -----------        -----------

Net income, unadjusted                            $ 1,258,696        $   739,519

Add: reduction of interest expense on
     assumed reduction of debt,
     net of taxes                                       9,590                ---
Add: interest income on assumed investment
     in U.S. government securities,
     net of taxes                                     267,086                ---
                                                  -----------        -----------

Net income, as adjusted                           $ 1,535,372        $   739,519
                                                  ===========        ===========

Weighted average common shares and
 common share equivalents outstanding:
Common shares                                      13,762,239         12,631,762
Common stock options and warrants                   4,255,029                ---
                                                  -----------        -----------
                                                   18,017,268         12,631,762
                                                  ===========        ===========

Net income per share                              $       .09        $       .06
                                                  ===========        ===========


NOTE 6.  REVOLVING CREDIT AND TERM LOAN FACILITY.

At June 30, 1995, the Company had $2,635,182 in borrowings outstanding under its November 15, 1994, three year, $15,000,000 revolving credit and term loan facility with Foothill Capital Corporation. The Borrowings are secured by substantially all of the Company's assets and bear interest at prime plus 1.5% (10.5% at June 30, 1995).

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS.
         -------------

GENERAL

          Since 1983, the Company has distributed a broad range of programming on laserdisc for home viewing. The Company generally enters into license agreements whereby it acquires the exclusive right to manufacture and distribute laserdisc programming. In addition, the Company acts as an exclusive and nonexclusive wholesale distributor of laserdisc programming.

RESULTS OF OPERATIONS

          The Company's net sales for the three months ended June 30, 1995 increased 12.6% to $18,129,257 from $16,102,580 for the three months ended June 30, 1994. Operating income increased 16.8% to $1,346,359 for the June 1995 quarter from $1,152,305 for the June 1994 quarter. Net income increased 70.2% to $1,258,696, or $.09 per share, for the June 1995 quarter from $739,519, or $.06 per share, for the June 1994 quarter.

THE THREE MONTHS ENDED JUNE 30, 1995 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1994

          Net sales for the June 1995 quarter increased 12.6% to $18,129,257 from $16,102,580 for the June 1994 quarter. This increase is a result of stronger catalogue title sales, the acquisition of U.S. Laser (see Note 2 to the
                                                               ---
consolidated financial statements), and sales of salvaged inventory retained as part of the June 1994 insurance settlement relating to the January 17, 1994 Northridge earthquake. Net sales are also affected by the popularity of new releases.

          Cost of laserdisc sales increased to $14,123,659 for the June 1995 quarter from $12,500,331 for the June 1994 quarter. As a percentage of net sales, cost of laserdisc sales for the June 1995 quarter increased to 77.9% from 77.6% for the June 1994 quarter. During the June 1995 quarter, sales of salvaged inventory decreased cost of laserdisc sales as a percentage of net sales to 77.9% from 79.7%. The increase in cost of sales as a percentage of net sales for the June 1995 quarter was due primarily to the fluctuation in sales mix described below and a June 1995 catalogue title sales promotion and, in part to the acquisition of U.S. Laser (U.S. Laser has substantially lower margins as a pure nonexclusive distributor). The sales mix of higher-margin exclusive product and lower-margin nonexclusive product and the margins within each category vary with the availability and popularity of titles and the Company's marketing emphasis. Lower-margin nonexclusive product sales accounted for 12.7% and 10.6% of net sales for June 1995 and 1994 quarters, respectively.

          Selling expenses for the June 1995 quarter increased 22.4% to $912,547 from $745,526 for the June 1994 quarter. As a percentage of net sales, selling expenses for the June 1995 quarter increased to 5.0% from 4.6% for the June 1994 quarter. An increase in market development funds provided to customers for advertising, marketing and related purposes as well as the acquisition of U.S. Laser accounted for the percentage increase.

          General and administrative expenses for the June 1995 quarter increased 16.8% to $1,050,010 from $898,657 for the June 1994 quarter. As a percentage of net sales, general and administrative expenses for the June 1995 quarter increased to 5.8% from 5.6% for the June 1994 quarter. The acquisition of U.S. Laser as well as higher depreciation expense related to the creative service department's digital pre-press system primarily accounted for the absolute dollar and percentage increase.

          Amortization of production costs for the June 1995 quarter decreased 13.5% to $696,682 from $805,761 for the June 1994 quarter. This decrease is attributable to cost savings afforded by the creative service department's digital pre-press system installed in December 1994 which has substantially reduced the outsourcing of laserdisc jacket film color separations. Amortization of production costs is also a function of the timing and number of Image exclusive titles placed into production.

          Interest expense was $30,864 for the June 1995 quarter, a 94.0% decrease from $510,503 in combined interest expense and amortization of deferred financing costs for the June 1994 quarter. Improved cash flow from operations and the November 1994 refinancing of senior notes with a revolving credit facility resulted in substantially less borrowings outstanding in the June 30, 1995 quarter.

LIQUIDITY AND CAPITAL RESOURCES

          The Company's working capital requirements vary primarily with the level of its licensing, production and distribution activities. The principal uses of working capital are for program licensing costs (i.e., royalty payments,
                                                         ----
including advances, to program suppliers), distribution fee advances, manufacturing and production costs, costs of acquiring finished product for wholesale distribution, principal and interest payments on long-term debt and selling, general and administrative expenses. Working capital requirements increase as licensing and distribution activities increase. Working capital has historically been provided by private sales of common stock, notes representing long-term debt, bank borrowings and cash flows from operations. For the June 1995 quarter, operating activities provided cash and cash equivalents of $1,855,206, investing activities used cash and cash equivalents of $3,249,170 and financing activities provided cash and cash equivalents of $2,065,391, resulting in a net increase in cash and cash equivalents of $671,427.

          Effective June 8, 1995, the Company acquired and assumed substantially all of the assets and liabilities, respectively, of V.T. Laser, Inc., a privately held New Jersey based corporation doing business as "U.S. Laser Video Distributors," for a purchase price of approximately $3.1 million in cash. The transaction was funded through operating cash flow and borrowings under the Company's revolving credit facility.

          At June 30, 1995, the Company had $2,635,182 in borrowings outstanding under its November 15, 1994, three year, $15,000,000 revolving credit and term loan facility with Foothill Capital Corporation ("Foothill") and had borrowing availability of $5,246,176 under the revolving credit and term loan facility. The Borrowings are secured by substantially all of the Company's assets and bear interest at prime plus 1.5% (10.5% at June 30, 1995). The facility agreement requires the Company to comply with certain financial and operating covenants. With respect to the June 8, 1995 acquisition of U.S. Laser, Foothill waived compliance with certain covenants which restrict corporate acquisitions and related expenditures. At June 30, 1995, the Company was in compliance with all financial and other operating covenants.

          At June 30, 1995, the Company had $2,990,000 of outstanding letters of credit of which $990,000 and $2,000,000 were issued and guaranteed, respectively, by Foothill and expire on November 15, 1995. These letters of credit secure balances due to program suppliers.

          During the June 1995 quarter, the Company repurchased 86,200 shares of its common stock for $602,564 under its stock repurchase program approved by the Company's Board of Directors on January 16, 1995.

          At June 30, 1995, the Company had license obligations for royalty advances and minimum guarantees and exclusive distribution fee obligations for minimum guarantees of approximately $5,697,000 for the remainder of fiscal 1996, $3,969,000 during fiscal 1997, $4,358,000 during fiscal 1998, $4,619,000 during fiscal 1999 and $2,627,000 during fiscal 2000. These advances and guarantees are recoupable against royalties and distribution fees earned by the licensors and program suppliers, respectively. Depending upon the competition for license and exclusive distribution rights, the Company may have to pay increased advances, guarantees and/or royalty rates in order to acquire or retain such rights in the future.

          Management believes its internal and external sources of funding are adequate to meet anticipated operating needs for the next twelve months.

SUMMARY AND OUTLOOK

          The Company continues to aggressively license new programming for laserdisc distribution as well as seek to renew and extend relationships with existing studios as distribution and/or license agreements mature. The Company believes the laserdisc industry will continue its growth through the turn of the century.

          In addition to its laserdisc licensing and distribution, the Company continues to seek investment opportunities in growth oriented companies complementary to the Company's existing operations, such as proprietary content production or software distribution businesses. Should suitable investment opportunities arise that would require funds in excess of those provided by operations and availability under the Company's revolving credit facility, additional financing sources may be sought.

               REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------

          The consolidated financial statements as of June 30, 1995 and for the three-month periods ended June 30, 1995 and 1994 in this Form 10-Q have been reviewed by KPMG Peat Marwick LLP, independent certified public accountants, in accordance with established professional standards and procedures for such a review.

          The report of KPMG Peat Marwick LLP commenting upon their review follows.

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

The Board of Directors
Image Entertainment, Inc.

We have reviewed the condensed consolidated balance sheet of Image Entertainment, Inc. as of June 30, 1995, and the related condensed consolidated statements of operations and cash flows for the three month periods ended June 30, 1995 and 1994 in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Image Entertainment, Inc.

A review of interim financial information consists principally of obtaining an understanding of the system for the preparation of interim financial information, applying analytical review procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with general accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet of Image Entertainment, Inc. as of March 31, 1995, and the related statements of operations and cash flows for the year then ended (not presented herein); and in our report dated June 6, 1995, except for Note 14, which was as of June 8, 1995, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of March 31, 1995, is fairly presented, in all material respects, in relation to the balance sheet from which it has been derived.


                                                       /s/ KPMG PEAT MARWICK LLP

Los Angeles, California
August 2, 1995

                          PART II - OTHER INFORMATION
                        ------------------------------

ITEM 1.   LEGAL PROCEEDINGS.
          -----------------

          Not Applicable

ITEM 2.   CHANGES IN SECURITIES.
          ---------------------

          Not Applicable

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.
          -------------------------------

          Not Applicable

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
          ---------------------------------------------------

          Not Applicable

ITEM 5.   OTHER INFORMATION.
          -----------------

          Not Applicable

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.
          --------------------------------

          (a) Exhibits

              See Exhibit Index on page 16

          (b) Reports on Form 8-K

              None

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      IMAGE ENTERTAINMENT, INC.


Date:  August 7, 1995                 By:  /s/MARTIN W. GREENWALD
                                          ------------------------------------
                                          Martin W. Greenwald
                                          Chairman of the Board,
                                          Chief Executive Officer,
                                          President and Treasurer



Date:  August 7, 1995                 By:  /s/JEFF M. FRAMER
                                          ------------------------------------
                                          Jeff M. Framer
                                          Chief Financial Officer

                                 EXHIBIT INDEX
                                 -------------

Exhibit No.         Description
-----------         -----------
 10.1*              Amendment No. 1 dated and effective as of July 1, 1995 to
                    Employment Agreement of Martin W. Greenwald dated July 1,
                    1994.

 10.2*              Amendment No. 1 dated and effective as of July 1, 1995 to
                    Employment Agreement of Cheryl Lee dated July 1, 1994.

 10.3*              Amendment No. 1 dated and effective as of July 1, 1995 to
                    Employment Agreement of Jeff Framer dated July 1, 1994.

 10.4*              Amendment No. 2 dated and effective as of July 1, 1995 to
                    Employment Agreement of David Borshell dated July 1, 1994.

   15*              Letter re unaudited interim financial information.

   27*              Financial Data Schedule.


* EXHIBIT(S) NOT PREVIOUSLY FILED WITH THE SECURITIES AND EXCHANGE
  COMMISSION.