Form 10-Q
period 1995-09-30
IMAGE ENTERTAINMENT INC
filed 1995-11-09
CIK 216324

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995

                                      OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ................ To
     .................

                        Commission File Number 0-11071

                           IMAGE ENTERTAINMENT, INC.
            (Exact name of registrant as specified in its charter)

                     California                                         84-0685613
     ---------------------------------------------       -------------------------------------
     (State or other jurisdiction of incorporation       (I.R.S. Employer Identification Number)
     or organization)

                 9333 Oso Avenue, Chatsworth, California 91311
                 ---------------------------------------------
         (Address of principal executive offices, including zip code)

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

Number of shares outstanding of the registrant's common stock on November 3, 1995: 13,477,196

===============================================================================
                        PART I - FINANCIAL INFORMATION
===============================================================================

ITEM 1.  FINANCIAL STATEMENTS.
         --------------------

                           IMAGE ENTERTAINMENT, INC.

                          CONSOLIDATED BALANCE SHEETS

                     September 30, 1995 and March 31, 1995
===============================================================================


                                    ASSETS

                                                          September 30, 1995   March 31, 1995
                                                          ------------------   --------------
                                                               (Unaudited)
Cash and cash equivalents                                     $ 1,138,213        $ 2,187,063

Accounts receivable, net of allowances of
  $2,961,305 - September 30, 1995;
  $2,700,000 - March 31, 1995                                  19,272,711         11,986,576

Inventories                                                    15,526,152         16,283,281

Prepaid expenses and other assets                               1,085,686            668,590

Notes receivable, net of deferred gain
  of $2,626,450                                                   327,421            352,017

Property, equipment and improvements, net of
  accumulated depreciation and amortization of
  $4,029,628 - September 30, 1995;
  $3,578,700 - March 31, 1995                                   2,082,279          2,013,403
                                                              -----------        -----------

                                                              $39,432,462        $33,490,930
                                                              ===========        ===========

          See accompanying notes to consolidated financial statements

                           IMAGE ENTERTAINMENT, INC.

                          CONSOLIDATED BALANCE SHEETS

                     September 30, 1995 and March 31, 1995

================================================================================

                     LIABILITIES AND SHAREHOLDERS' EQUITY

                                                           September 30, 1995      March 31, 1995
                                                           ------------------      --------------
                                                            (Unaudited)
LIABILITIES:

Accounts payable and accrued liabilities                       $ 14,984,747         $ 11,150,261

Accrued royalties                                                 6,591,831            5,564,812

Revolving credit facility                                           416,788                 ---

Capital lease obligations                                            29,500              103,358
                                                               ------------         ------------

         Total liabilities                                       22,022,866           16,818,431
                                                               ------------         ------------


SHAREHOLDERS' EQUITY:

Preferred stock, $1 par value, 3,365,385 shares
 authorized; none issued and outstanding                                ---                  ---

Common stock, no par value, 25,000,000 shares
 authorized; 13,476,196 and 13,797,429 issued
 and outstanding at September 30, 1995 and
 March 31, 1995, respectively                                    22,518,442           25,216,305

Stock warrants                                                     (407,704)            (582,006)

Additional paid-in capital                                        3,064,129            3,064,129

Accumulated deficit                                              (7,765,271)         (11,025,929)
                                                               ------------         ------------

          Net shareholders' equity                               17,409,596           16,672,499
                                                               ------------         ------------

                                                               $ 39,432,462         $ 33,490,930
                                                               ============         ============



          See accompanying notes to consolidated financial statements

                           IMAGE ENTERTAINMENT, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

             For the Three Months Ended September 30, 1995 and 1994
--------------------------------------------------------------------------------


                                                    1995         1994
                                                -----------   -----------

NET SALES                                       $26,006,905   $19,824,008

OPERATING COSTS AND EXPENSES:
 Cost of laserdisc sales                         20,755,190    15,519,224
 Selling expenses                                   998,497     1,008,404
 General and administrative expenses              1,310,476       876,380
 Amortization of production costs                   731,423       735,742
                                                -----------   -----------

                                                 23,795,586    18,139,750
                                                -----------   -----------

OPERATING INCOME                                  2,211,319     1,684,258

OTHER EXPENSES (INCOME):
  Interest expense                                   48,351       404,724
  Interest income                                   (77,194)     (208,136)
  Amortization of deferred financing costs              ---        42,961
                                                -----------   -----------

                                                    (28,843)      239,549
                                                -----------   -----------
INCOME BEFORE INCOME TAXES
  AND EXTRAORDINARY ITEM                          2,240,162     1,444,709

INCOME TAXES                                        238,200        39,600
                                                -----------   -----------

INCOME BEFORE EXTRAORDINARY ITEM                  2,001,962     1,405,109

EXTRAORDINARY ITEM - COSTS ASSOCIATED
  WITH EARLY RETIREMENT OF DEBT,
  NET OF TAXES                                          ---        94,836
                                                -----------   -----------

NET INCOME                                      $ 2,001,962   $ 1,310,273
                                                ===========   ===========

NET INCOME PER SHARE (Note 5)
  Income before extraordinary item              $       .13   $       .10
  Extraordinary item - costs associated with
   early retirement of debt                             ---           ---
                                                -----------   -----------

NET INCOME PER SHARE                            $       .13   $       .10
                                                ===========   ===========

WEIGHTED AVERAGE COMMON SHARES
  AND COMMON SHARE EQUIVALENTS
  OUTSTANDING (Note 5)                           18,148,045    18,568,704
                                                ===========   ===========


          See accompanying notes to consolidated financial statements

                           IMAGE ENTERTAINMENT, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

              For the Six Months Ended September 30, 1995 and 1994
===============================================================================

                                                    1995          1994
                                                 ------------  ------------

NET SALES                                        $ 44,136,162  $ 35,926,588

OPERATING COSTS AND EXPENSES:
 Cost of laserdisc sales                           34,878,849    28,019,555
 Selling expenses                                   1,911,044     1,753,930
 General and administrative expenses                2,360,486     1,775,037
 Amortization of production costs                   1,428,105     1,541,503
                                                 ------------  ------------

                                                   40,578,484    33,090,025
                                                 ------------  ------------

OPERATING INCOME                                    3,557,678     2,836,563

OTHER EXPENSES (INCOME):
  Interest expense                                     79,215       867,243
  Interest income                                    (157,395)     (325,853)
  Amortization of deferred financing costs                ---        90,945
                                                 ------------  ------------

                                                      (78,180)      632,335
                                                 ------------  ------------
INCOME BEFORE INCOME TAXES
  AND EXTRAORDINARY ITEM                            3,635,858     2,204,228

INCOME TAXES                                          375,200        59,600
                                                 ------------  ------------

INCOME BEFORE EXTRAORDINARY ITEM                    3,260,658     2,144,628

EXTRAORDINARY ITEM - COSTS ASSOCIATED
  WITH EARLY RETIREMENT OF DEBT,
  NET OF TAXES                                            ---        94,836
                                                 ------------  ------------

NET INCOME                                       $  3,260,658  $  2,049,792
                                                 ============  ============

NET INCOME PER SHARE (Note 5):
  Income before extraordinary item               $        .21  $        .17
  Extraordinary item - costs associated with
   early retirement of debt                               ---          (.01)
                                                 ------------  ------------

NET INCOME PER SHARE                             $        .21  $        .16
                                                 ============  ============

WEIGHTED AVERAGE COMMON SHARES
  AND COMMON SHARE EQUIVALENTS
  OUTSTANDING (Note 5)                             18,113,087    12,819,006
                                                 ============  ============


          See accompanying notes to consolidated financial statements

                           IMAGE ENTERTAINMENT, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

             For the Six Months Ended September 30, 1995 and 1994
-------------------------------------------------------------------------------


                                                             1995          1994
                                                         ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                               $ 3,260,658   $ 2,049,792

Adjustments to reconcile net income
 to net cash provided by operating activities:
  Depreciation and amortization                            1,879,032     1,894,353
  Amortization of loan costs                                    ---        214,560
  Amortization of stock warrants                             174,302       174,303
Changes in assets and liabilities associated
 with operating activities, net of acquired business:
  (Increase) decrease in:
     Accounts receivable                                  (4,427,176)   (5,531,414)
     Insurance settlement receivable                            ---      6,543,059
     Laserdisc inventory                                   2,110,296    (1,897,765)
     Royalty and distribution fee advances, net              352,926       331,622
     Production cost expenditures                         (1,420,262)   (1,494,931)
     Prepaid expenses and other assets                      (363,271)       48,244
     Notes receivable                                         24,596       154,644
  Increase (decrease) in:
     Accounts payable, accrued royalties
      and liabilities                                      3,100,765       657,003
                                                         -----------   -----------

     Net cash provided by operating activities             4,691,866     3,143,470
                                                         -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchases of short-term investments                           ---     (1,015,479)
  Proceeds from maturities of short-term investments            ---      2,806,232
  Capital expenditures                                      (314,203)     (329,913)
  Acquisition of business, less cash acquired             (3,071,580)         ---
                                                         -----------   -----------

     Net cash (used) provided by investing activities     (3,385,783)    1,460,840
                                                         -----------   -----------


          See accompanying notes to consolidated financial statements

                           IMAGE ENTERTAINMENT, INC.

                                  (UNAUDITED)

             For the Six Months Ended September 30, 1995 and 1994
--------------------------------------------------------------------------------

                                                              1995                   1994
                                                          -------------          ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

 Advances under revolving credit facility                 $ 13,289,854           $       ---
 Repayment of advances under revolving credit facility     (12,873,066)                  ---
 Repayment of senior secured note payable                          ---            (2,000,000)
 Principal payments under capital lease obligations            (73,858)             (138,414)
 Repurchase of common stock                                 (2,821,179)                  ---
 Net proceeds from exercise of stock options                   123,316               525,180
                                                          -------------          ------------

  Net cash used by financing activities                     (2,354,933)           (1,613,234)
                                                          -------------          ------------

NET (DECREASE) INCREASE IN CASH AND
 CASH EQUIVALENTS                                           (1,048,850)            2,991,076

 Cash and cash equivalents at beginning of period            2,187,063             2,355,649
                                                          -------------          ------------

 Cash and cash equivalents at end of period               $  1,138,213           $ 5,346,725
                                                          =============          ============
SUPPLEMENTAL DISCLOSURES OF CASH
 FLOW INFORMATION:

 Cash paid during the period for:
  Interest                                                $     68,986           $   884,174
  Income taxes                                            $     69,000           $    67,500
                                                          =============          ============


          See accompanying notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
------------------------------------------------------------------------

NOTE 1.  BASIS OF PRESENTATION.

 The accompanying consolidated financial statements as of and for the periods ended September 30, 1995 include the accounts of Image Entertainment, Inc. and its wholly-owned subsidiary U.S. Laser Video Distributors, Inc. (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

 The accompanying consolidated balance sheet at September 30, 1995 and the related consolidated statements of operations and cash flows for the periods ended September 30, 1995 and 1994 of the Company included herein are unaudited; however, such information reflects all adjustments of a normal recurring nature which management believes are necessary for a fair presentation of results for the interim periods. The accompanying consolidated financial information for the periods ended September 30, 1995 and 1994 should be read in conjunction with the Financial Statements, the Notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's March 31, 1995 Form 10-K.

 Certain fiscal 1995 amounts have been reclassified to conform with the fiscal 1996 presentation.

 Sales are seasonal in nature, but also vary with the popularity of titles in release. The results of operations for the periods ended September 30, 1995 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 1996.

NOTE 2.  ACQUISITION.

 Effective June 8, 1995, Image NewCo., Inc. ("NewCo"), a newly created wholly-owned subsidiary, acquired and assumed substantially all of the assets and liabilities, respectively, of V.T. Laser, Inc., a privately-held New Jersey based corporation doing business as "U.S. Laser Video Distributors," for a purchase price of approximately $3.1 million in cash. NewCo's name was subsequently changed to U.S. Laser Video Distributors, Inc. ("U.S. Laser"). U.S. Laser is a nonexclusive distributor of optical disc programming and the publisher of LASERVIEWS: America's Laser Disc Magazine, a bimonthly consumer periodical focusing on product announcements, software reviews and articles of general interest to the laserdisc consumer. U.S. Laser has been in the laserdisc distribution business since 1985.

 The acquisition was accounted for using the purchase method of accounting. Accordingly, the acquired assets and assumed liabilities were recorded at their fair market value on the acquisition date. The operating results of U.S. Laser, from the acquisition date to September 30, 1995, are included in the accompanying consolidated statement of operations for the periods ended September 30, 1995. The Company has classified the amount of purchase price in excess of the fair market value of the net assets acquired as goodwill, aggregating approximately $165,000 and included as a component of prepaid expenses and other assets in the accompanying consolidated balance sheet at September 30, 1995. Goodwill is being amortized on a straight line method over 20 years. Amortization charged to operations for the periods ended September 30, 1995 was immaterial. The acquisition of U.S. Laser does not qualify as a significant subsidiary under SEC Rules and Regulations and, accordingly, proforma information is not presented.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
------------------------------------------------------------------------


NOTE 3.  INVENTORIES.

 Inventories at September 30, 1995 and March 31, 1995 are summarized as follows:

                                               September 30,     March 31,
                                                   1995            1995
                                               -------------    -----------
      Laserdisc inventory                       $ 11,334,395    $ 11,730,755
      Royalty and distribution fee advances        3,050,367       3,403,293
      Production costs                             1,141,390       1,149,233
                                                ------------    ------------

                                                $ 15,526,152    $ 16,283,281
                                                ============    ============

 Production costs are net of accumulated amortization of $4,822,929 and $4,838,547 at September 30, 1995 and March 31, 1995, respectively.

NOTE 4.  INCOME TAXES.

 Income taxes were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management. The majority of Federal and a portion of state income taxes are offset by the utilization of net operating loss carryforwards.

NOTE 5.  NET INCOME PER SHARE.

 Net income per share was based on the weighted average number of common shares and common share equivalents (e.g., options and warrants), if dilutive, outstanding for each of the periods presented. The amount of dilution to be reflected in net income per share was computed by application of the treasury stock method. In periods where the amount of common stock issuable if all options and warrants were deemed exercised exceeds 20% of the total shares outstanding at the end of the period, the treasury stock method was modified, as required by Accounting Principles Board Opinion No. 15, to adequately reflect the dilutive effect of options and warrants on net income per share.

 Under the modified treasury stock method, net income per share data were computed as if all outstanding options and warrants were exercised at the beginning of the period (or on the issuance date, if issued during the period) and as if the funds obtained thereby were applied as follows: first to repurchase up to 20% of the outstanding shares at the average market price during the period, then any remaining proceeds were applied to reduce any short- or long-term debt and, if any proceeds remained thereafter, such proceeds were applied to invest in short-term U.S. government securities. If the result of the foregoing application of proceeds had an aggregate dilutive effect on net income per share, the net income per share calculation must reflect the shares issuable upon the assumed exercise of options and warrants, net of the assumed repurchase of shares, and adjustments to net income resulting from the assumed application of proceeds. If, on the other hand, the aggregate effect was anti-dilutive, common share equivalents and adjustments to net income resulting from the assumed application of proceeds were excluded from the calculation of net income per share.

 The effects of the application of the modified treasury stock method were included in determining net income per share for the periods ended September 30, 1995 and the three months ended September 30, 1994 and excluded from the per-share amounts for the six months ended September 30, 1994.

 Fully diluted net income per share was not presented for the periods ended September 30, 1995 and 1994 since the amounts did not differ significantly from the primary net income per share.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------

     The following table sets forth the calculation of net income per share for the periods ended September 30, 1995 and 1994:


                                        Three months   Three months    Six months      Six months
                                           ended          ended          ended          ended
                                        September 30,  September 30,  September 30,  September 30,
                                            1995           1994           1995            1994
                                        -------------  -------------  -------------   -----------
     As Presented
     ------------
     Income before extraordinary
      item                              $ 2,001,962    $ 1,405,109    $ 3,260,658    $ 2,144,628
     Extraordinary item, net of taxes          ---          94,836           ---          94,836
                                        -----------    -----------    -----------    -----------
     Net income                           2,001,962      1,310,273      3,260,658      2,049,792
                                        -----------    -----------    -----------    -----------

     Adjustments
     -----------
     Add: reduction of interest expense
      on assumed reduction of debt,
      net of taxes                           24,810        380,954         34,400           ---
     Add: interest income on assumed
      investment in U.S. government
      securities, net of taxes              280,065        113,047        552,667           ---
                                        -----------    -----------    -----------    -----------
     Adjustment to income before
      extraordinary item and
      net income                            304,875        494,001        587,067           ---
                                        -----------    -----------    -----------    -----------

     As Adjusted
     -----------
     Income before extraordinary
      item                                2,306,837      1,899,110      3,847,725      2,144,628
     Extraordinary item, net of taxes          ---          94,836           ---          94,836
                                        -----------    -----------    -----------    -----------
     Net income                         $ 2,306,837    $ 1,804,274    $ 3,847,725    $ 2,049,792
                                        ===========    ===========    ===========    ===========

     Weighted average common
      shares and common share
      equivalents outstanding:
     Common shares                       13,615,768     13,003,849     13,689,151     12,819,006
     Common stock options
      and warrants                        4,532,277      5,564,855      4,423,936           ---
                                        -----------    -----------    -----------    -----------
                                         18,148,045     18,568,704     18,113,087     12,819,006
                                        ===========    ===========    ===========    ===========

     Net income per share:
     Income before extraordinary
      item                              $       .13    $       .10    $       .21    $       .17
     Extraordinary item                        ---            ---            ---            (.01)
                                        -----------    -----------    -----------    -----------
     Net income per share               $       .13    $       .10    $       .21    $       .16
                                        ===========    ===========    ===========    ===========

NOTE 6.  REVOLVING CREDIT AND TERM LOAN FACILITY.

     At September 30, 1995, the Company had $416,788 in borrowings outstanding under its November 15, 1994, three year, $15,000,000 revolving credit and term loan facility with Foothill Capital Corporation. The borrowings are secured by substantially all of the Company's assets and bear interest at prime plus 1.5% (10.25% at September 30, 1995).

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

RESULTS OF OPERATIONS

     The Company's net sales for the three and six months ended September 30, 1995 were up 31.2% and 22.9%, respectively, over the comparable prior-year periods. Operating income increased 31.3% to $2,211,319 and 25.4% to $3,557,678 for the three and six months ended September 30, 1995, respectively, from $1,684,258 and $2,836,563 for the comparable prior-year periods. Net income increased 52.8% to $2,001,962, or $.13 per share, and 59.1% to $3,260,658, or
$.21 per share, for the three and six months ended September 30, 1995, respectively, from $1,310,273, or $.10 per share, and $2,049,792, or $.16 per share, for the three and six months ended September 30, 1994, respectively.

THE THREE MONTHS ENDED SEPTEMBER 30, 1995 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1994

     Net sales for the September 1995 quarter increased 31.2% to $26,006,905 from $19,824,008 for the September 1994 quarter. The September 1995 quarter benefitted from a strong release schedule which included net sales of approximately $8,400,000 from the exclusive release of LION KING, PULP FICTION, and CINDERELLA and the continued sale of STAR WARS TRILOGY: THE DEFINITIVE COLLECTION. The September 1995 quarter included a full quarter of U.S. Laser's net sales, the first full quarter after its June 8, 1995 acquisition (see Note 2
                                                                      ---
to the consolidated financial statements). Net sales for the September 1995 quarter, exclusive of U.S. Laser's net sales, increased 17.1% to $23,220,334 from $19,824,008 for the September 1994 quarter. Strong exclusive releases during the September 1994 quarter included net sales of approximately $5,200,000 from the release of ALADDIN, THE CROW and DANCES WITH WOLVES: LIMITED COLLECTOR'S EDITION. Net sales are affected by the popularity of new releases and the then current economic environment.

     Cost of laserdisc sales for the September 1995 quarter increased to $20,755,190 from $15,519,224 for the September 1994 quarter. As a percentage of net sales, cost of laserdisc sales for the September 1995 quarter increased to 79.8% from 78.3% for the September 1994 quarter. The increase in cost of sales as a percentage of net sales was due primarily to the acquisition of U.S. Laser (U.S. Laser has substantially lower margins as a nonexclusive distributor) and in part to the fluctuation in sales mix. The sales mix of higher-margin exclusive product and lower-margin nonexclusive product and the margins within each category vary with the availability and popularity of titles and the Company's marketing emphasis. Lower-margin nonexclusive product sales and lower-margin U.S. Laser sales accounted for 19.5% of net sales for the September 1995 quarter. Lower-margin nonexclusive product sales accounted for 7.9% of net sales for the September 1994 quarter. Cost of laserdisc sales as a percentage of net sales for the September 1995 quarter, exclusive of U.S. Laser's net sales and cost of laserdisc sales, increased to 78.9% from 78.3% for the September 1994 quarter.

     Selling expenses for the September 1995 quarter decreased 1.0% to $998,497 from $1,008,404 for the September 1994 quarter. As a percentage of net sales, selling expenses for the September 1995 quarter decreased to 3.8% from 5.1% for the September 1994 quarter. The decrease resulted from a reduction in the Company's net expense for market development funds provided to customers for advertising, marketing and related purposes and reduced advertising and convention expenses offset by inclusion of a full quarter of U.S. Laser's selling expenses and higher freight expense associated with the quarter's net sales increase. Selling expenses for the September 1995 quarter, exclusive of U.S. Laser's selling expenses, decreased 20.6% to $800,883 from $1,008,404 for the September 1994 quarter and as a percentage of net sales, selling expenses for the September 1995 quarter decreased to 3.4% from 5.1% for the September 1994 quarter.

     General and administrative expenses for the September 1995 quarter increased 49.5% to $1,310,476 from $876,380 for the September 1994 quarter. As a percentage of net sales, general and administrative expenses for the September 1995 quarter increased to 5.0% from 4.4% for the September 1994 quarter. The increase resulted from the inclusion of a full quarter of U.S. Laser's general and administrative expenses, higher accrued executive and employee performance-based bonuses and higher depreciation expenses related to the creative service department's digital pre-press system. General and administrative expenses for the September 1995 quarter, exclusive of U.S. Laser's general and administrative expenses, increased 20.2% to $1,053,327 from $876,380 for the September 1994 quarter and as a percentage of net sales, general and administrative expenses for the September 1995 quarter increased to 4.5% from 4.4% for the September 1994 quarter.

     Amortization of production costs for the September 1995 quarter decreased 0.6% to $731,423 from $735,742 for the September 1994 quarter. As a percentage of net sales, amortization of production costs for the September 1995 quarter decreased to 2.8% from 3.7% for the September 1994 quarter. The decrease, as a percentage of net sales, is attributable to the inclusion of U.S. Laser's net sales for the 1995 quarter and cost savings afforded by the creative service department's digital pre-press system installed in December 1994 which has substantially reduced the outsourcing of laserdisc jacket film color separations. Amortization of production costs as a percentage of net sales for the September 1995 quarter, exclusive of U.S. Laser's net sales, decreased to 3.1% from 3.7% for the September 1994 quarter. Amortization of production costs is also a function of the timing and number of Image exclusive titles placed into production.

     Interest expense for the September 1995 quarter decreased 89.2% to $48,351 from $447,685 in combined interest expense and amortization of deferred financing costs for the September 1994 quarter. Improved cash flow from operations and the November 1994 refinancing of senior notes with a revolving credit facility resulted in substantially less borrowings outstanding in the September 30, 1995 quarter.

     Interest income for the September 1995 quarter decreased 62.9% to $77,194 from $208,136 for the September 1994 quarter. The utilization of cash for the acquisition of U.S. Laser and the repurchase of common stock under the Company's stock repurchase program accounted for the decrease in interest bearing funds.

THE SIX MONTHS ENDED SEPTEMBER 30, 1995 COMPARED TO THE SIX MONTHS ENDED SEPTEMBER 30, 1994

     Net sales for the six months ended September 30, 1995 increased 22.9% to $44,136,162 from $35,926,588 for the six months ended September 30, 1994. The six months ended September 30, 1995 benefitted from a strong release schedule in the September 1995 quarter, strong catalogue title sales and the acquisition of U.S. Laser. Net sales for the six months ended September 30, 1995, exclusive of U.S. Laser's net sales, increased 13.0% to $40,592,899 from $35,926,588 for the comparable 1994 period. Net sales are also affected by the popularity of new releases.

     Cost of laserdisc sales for the six months ended September 30, 1995 increased to $34,878,849 from $28,019,555 for the six months ended September 30, 1994. As a percentage of net sales, cost of laserdisc sales for the six months ended September 30, 1995 increased to 79.0% from 78.0% for the six months ended September 30, 1994. The increase in cost of sales as a percentage of net sales was due primarily to the acquisition of U.S. Laser (U.S. Laser has substantially lower margins as a nonexclusive distributor) and in part to the fluctuation in sales mix. The sales mix of higher-margin exclusive product and lower-margin nonexclusive product and the margins within each category vary with the availability and popularity of titles and the Company's marketing emphasis. Lower-margin nonexclusive product sales and lower-margin U.S. Laser sales accounted for 18.4% of net sales for the six months ended September 30, 1995. Lower-margin nonexclusive product sales accounted for 9.1% of net sales for the six months ended September 30, 1994. Cost of laserdisc sales as a percentage of net sales for the six months ended September 30, 1995, exclusive of U.S. Laser's net sales and cost of laserdisc sales, increased to 78.3% from 78.0% for the comparable 1994 period.

     Selling expenses for the six months ended September 30, 1995 increased 9.0% to $1,911,044 from $1,753,930 for the six months ended September 30, 1994. As a percentage of net sales, selling expenses for the six months ended September 30, 1995 decreased to 4.3% from 4.9% for the six months ended September 30, 1994. The increase in absolute selling expenses resulted primarily from the acquisition of U.S. Laser as well as higher freight expense associated with increased net sales for the period. The increase was offset, in part, by a reduction in the Company's net expense for market development funds provided to customers for advertising, marketing and related purposes and reduced advertising and convention expenses. Selling expenses for the six months ended September 30, 1995, exclusive of U.S. Laser's selling expenses, decreased 5.9% to $1,650,003 from $1,753,930 for the comparable 1994 period and as a percentage of net sales, selling expenses for the six months ended September 30, 1995 decreased to 4.1% from 4.9% for the comparable 1994 period.

     General and administrative expenses for the six months ended September 30, 1995 increased 33.0% to $2,360,486 from $1,775,037 for the six months ended September 30, 1994. As a percentage of net sales, general and administrative expenses for the six months ended September 30, 1995 increased to 5.4% from 4.9% for the six months ended September 30, 1994. The increase resulted from the acquisition of U.S. Laser, higher accrued executive and employee performance-based bonuses and higher depreciation expenses related to the creative service department's digital pre-press system. General and administrative expenses for the six months ended September 30, 1995, exclusive of U.S. Laser's general and administrative expenses, increased 15.5% to $2,050,168 from $1,775,037 for the comparable 1994 period and as a percentage of net sales, general and administrative expenses for the six months ended September 30, 1995 increased to 5.1% from 4.9% for the comparable 1994 period.

     Amortization of production costs for the six months ended September 30, 1995 decreased 7.4% to $1,428,105 from $1,541,503 for the six months ended September 30, 1994. As a percentage of net sales, amortization of production costs for the six months ended September 30, 1995 decreased to 3.2% from 4.3% for the comparable 1994 period. The decrease as a percentage of net sales is attributable to the inclusion of U.S. Laser's net sales for the 1995 period and cost savings afforded by the creative service department's digital pre-press system installed in December 1994 which has substantially reduced the outsourcing of laserdisc jacket film color separations. Amortization of production costs for the September 1995 quarter as a percentage of net sales, exclusive of U.S. Laser's net sales, decreased to 3.5% from 4.3% for the comparable 1994 period. Amortization of production costs is also a function of the timing and number of Image exclusive titles placed into production.

     Interest expense for the six months ended September 30, 1995 decreased 91.7% to $79,215 from $958,188 in combined interest expense and amortization of deferred financing costs for the six months ended September 30, 1994. Improved cash flow from operations and the November 1994 refinancing of senior notes with a revolving credit facility resulted in substantially less borrowings outstanding during the six months ended September 30, 1995.

     Interest income for the six months ended September 30, 1995 decreased 51.7% to $157,395 from $325,853 for the six months ended September 30, 1994. The utilization of cash for the acquisition of U.S. Laser and the repurchase of common stock under the Company's stock repurchase program accounted for the decrease in interest bearing funds.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital requirements vary primarily with the level of its licensing, production and distribution activities. The principal uses of working capital are for program licensing costs (i.e., royalty payments,
                                                 ----
including advances, to program suppliers), distribution fee advances, manufacturing and production costs, costs of acquiring finished product for wholesale distribution and selling, general and administrative expenses. Since January 1995, the Company has used working capital for both the repurchase of its common stock and the acquisition of assets of U.S. Laser. Working capital requirements increase as licensing and distribution activities increase.
Working capital has historically been provided by private sales of common stock, notes representing long-term debt, bank borrowings and cash flows from operations. For the six months ended September 30, 1995, operating activities provided cash and cash equivalents of $4,691,866, investing activities used cash and cash equivalents of $3,385,783 and financing activities used cash and cash equivalents of $2,354,933, resulting in a net decrease in cash and cash equivalents of $1,048,850.

     Effective June 8, 1995, the Company acquired and assumed substantially all of the assets and liabilities, respectively, of V.T. Laser, Inc., a privately-held New Jersey based corporation doing business as "U.S. Laser Video Distributors," for a purchase price of approximately $3.1 million in cash. The transaction was funded through operating cash flow and borrowings under the Company's revolving credit facility.

     At September 30, 1995, the Company had $416,788 in borrowings outstanding under its November 15, 1994, three-year, $15,000,000 revolving credit and term loan facility with Foothill Capital Corporation ("Foothill") and had borrowing availability of $11,569,595. The borrowings are secured by substantially all of the Company's assets and bear interest at prime plus 1.5% (10.25% at September 30, 1995). The facility agreement requires the Company to comply with certain financial and operating covenants. With respect to the June 8, 1995 acquisition of U.S. Laser, Foothill waived compliance with certain covenants which restrict corporate acquisitions and related expenditures. At September 30, 1995, the Company was in compliance with all financial and other operating covenants.

     At September 30, 1995, the Company had $2,990,000 of outstanding letters of credit issued and guaranteed by Foothill. Of the outstanding letters of credit, $490,000 expire November 15, 1995 and $2,500,000 expire November 15, 1996. These letters of credit secure balances due to program suppliers.

     During the three and six months ended September 30, 1995, the Company repurchased 329,500 and 415,700 shares of its common stock for $2,218,614 and $2,821,179, respectively, under its stock repurchase program approved by the Company's Board of Directors on January 16, 1995.

     At September 30, 1995, the Company had license obligations for royalty advances and minimum guarantees and exclusive distribution fee obligations for minimum guarantees of approximately $4,602,000 for the remainder of fiscal 1996, $3,969,000 during fiscal 1997, $4,358,000 during fiscal 1998, $4,619,000 during fiscal 1999 and $2,627,000 during fiscal 2000. These advances and guarantees are recoupable against royalties and distribution fees earned by the licensors and program suppliers, respectively. Depending upon the competition for license and exclusive distribution rights, the Company may have to pay increased advances, guarantees and/or royalty rates in order to acquire or retain such rights in the future.

     Management believes its internal and external sources of funding are adequate to meet anticipated operating needs for the next twelve months.

SUMMARY AND OUTLOOK

     In September 1995, the Company signed a four year extension to its November 26, 1991 license agreement with Buena Vista Home Video giving the Company exclusive laserdisc license and distribution rights to Walt Disney, Touchstone, Hollywood Pictures, Buena Vista Home Video and Miramax programming through December 31, 1999.

     The Company continues to license new programming for laserdisc distribution as well as seek to renew and extend relationships with existing studios as distribution and/or license agreements mature. The Company believes the laserdisc industry will continue its growth through the turn of the century.

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

              REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
              --------------------------------------------------

     The consolidated financial statements as of September 30, 1995 and for the three- and six-month periods ended September 30, 1995 and 1994 in this Form 10-Q have been reviewed by KPMG Peat Marwick LLP, independent certified public accountants, in accordance with established professional standards and procedures for such a review.

     The report of KPMG Peat Marwick LLP commenting upon their review follows.

                         INDEPENDENT AUDITORS' REPORT
                         ----------------------------

The Board of Directors
Image Entertainment, Inc.

We have reviewed the condensed consolidated balance sheet of Image Entertainment, Inc. as of September 30, 1995, and the related condensed consolidated statements of operations and cash flows for the three and six month periods ended September 30, 1995 and 1994 in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Image Entertainment, Inc.

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


                                         /s/KPMG PEAT MARWICK LLP

Los Angeles, California
November 1, 1995

================================================================================
                          PART II - OTHER INFORMATION
================================================================================

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

         Not Applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.
         -------------------------------

         Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
         ---------------------------------------------------

         On September 15, 1995, the Company held its annual meeting of shareholders. Represented at the meeting in person or by proxy were 12,616,314 shares of common stock (approximately 91.55% of the shares entitled to vote), constituting a quorum.

         At the meeting, Martin W. Greenwald, Stuart Segall, Ira S. Epstein and Russell Harris were elected as directors of the Company to serve until their respective successors have been elected and qualified. With respect to Mr. Greenwald's election, there were 12,402,695 votes for and 213,619 votes withheld. With respect to Mr. Segall's election, there were 12,453,667 votes for and 162,647 votes withheld. With respect to Mr. Epstein's election, there were 12,473,485 votes for and 142,829 votes withheld. With respect to Mr. Harris's election, there were 12,518,076 votes for and 98,238 votes withheld.

         At the meeting, the Company's shareholders voted upon and ratified the following matters:

         (a) To approve an amendment to the Company's Bylaws to provide for a board of directors consisting of a minimum of four (4) and a maximum of seven (7) members. With respect to this matter, there were 12,374,703 votes for, 149,235 votes against and 63,745 abstentions.

         (b) To approve the Company's 1994 Eligible Directors Stock Option Plan providing for an initial and annual award to each Eligible Director of an option to purchase 15,000 shares of the common stock of the Company. With respect to this matter, there were 12,011,877 votes for, 408,203 votes against and 64,908 abstentions.

         (c) To ratify the appointment of KPMG Peat Marwick LLP as the Company's independent auditors for the fiscal year ending March 31, 1996. With respect to this matter, there were 12,478,314 votes for, 60,854 votes against and 71,403 abstentions.

ITEM 5.  OTHER INFORMATION.
         -----------------

         Not Applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
         --------------------------------

         (a)   Exhibits

               See Exhibit Index on page 20

         (b)   Reports on Form 8-K

               None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            IMAGE ENTERTAINMENT, INC.


Date:  November 9, 1995     By:  /s/MARTIN W. GREENWALD
                                 --------------------------------
                                 Martin W. Greenwald
                                 Chairman of the Board, Chief Executive Officer,
                                 President and Treasurer



Date:  November 9, 1995     By:  /s/JEFF M. FRAMER
                                 --------------------------------
                                 Jeff M. Framer
                                 Chief Financial Officer

=============================================================================
                                 EXHIBIT INDEX
=============================================================================

Exhibit No.         Description
-----------         -----------

15*                 Letter re unaudited interim financial information.

27*                 Financial Data Schedule.

                    * EXHIBIT(S) NOT PREVIOUSLY FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.