Form 10-Q
period 1995-12-31
IMAGE ENTERTAINMENT INC
filed 1996-02-12
CIK 216324

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1995

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ To _________

                         Commission File Number 0-11071

                           IMAGE ENTERTAINMENT, INC.
            (Exact name of registrant as specified in its charter)

           California                                         84-0685613
--------------------------------                        ----------------------
  (State or other jurisdiction                             (I.R.S. Employer
of incorporation or organization)                       Identification Number)


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No (_)

Number of shares outstanding of the registrant's common stock on February 5, 1996: 13,775,298

--------------------------------------------------------------------------------
                        PART I - FINANCIAL INFORMATION
--------------------------------------------------------------------------------


ITEM 1.  FINANCIAL STATEMENTS.
         --------------------

                           IMAGE ENTERTAINMENT, INC.

                          CONSOLIDATED BALANCE SHEETS

                      December 31, 1995 and March 31, 1995

================================================================================

                                     ASSETS

                                                    December 31, 1995    March 31, 1995
                                                    ------------------   --------------
                                                       (Unaudited)

Cash and cash equivalents                                 $ 2,388,693       $ 2,187,063

Accounts receivable, net of allowances of
  $2,940,033 - December 31, 1995;
  $2,700,000 - March 31, 1995                              16,455,849        11,986,576

Inventories                                                17,097,714        16,283,281

Prepaid expenses and other assets                             859,217           668,590

Notes receivable, net of deferred gain and
  allowances of $2,671,450                                    282,421           352,017

Property, equipment and improvements, net of
  accumulated depreciation and amortization of
  $4,234,238 - December 31, 1995;
  $3,578,700 - March 31, 1995                               1,958,656         2,013,403
                                                          -----------       -----------

                                                          $39,042,550       $33,490,930
                                                          ===========       ===========


          See accompanying notes to consolidated financial statements

                           IMAGE ENTERTAINMENT, INC.

                          CONSOLIDATED BALANCE SHEETS

                      December 31, 1995 and March 31, 1995

================================================================================

                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                     December 31, 1995     March 31, 1995
                                                     ------------------   ---------------
                                                         (Unaudited)
LIABILITIES:

Accounts payable and accrued liabilities                   $14,199,960    $ 11,150,261

Accrued royalties                                            6,137,669       5,564,812

Revolving credit facility                                      114,740             ---

Capital lease obligations                                          ---         103,358
                                                           -----------    ------------

 Total liabilities                                          20,452,369      16,818,431
                                                           -----------    ------------

SHAREHOLDERS' EQUITY:

Preferred stock, $1 par value, 3,365,385 shares
 authorized; none issued and outstanding                           ---             ---

Common stock, no par value, 25,000,000 shares
 authorized; 13,551,198 and 13,797,429 issued
 and outstanding at December 31, 1995 and
 March 31, 1995, respectively                               21,184,477      25,216,305

Stock warrants                                                (320,552)       (582,006)

Additional paid-in capital                                   3,064,129       3,064,129

Accumulated deficit                                         (5,337,873)    (11,025,929)
                                                           -----------    ------------

 Net shareholders' equity                                   18,590,181      16,672,499
                                                           -----------    ------------

                                                           $39,042,550    $ 33,490,930
                                                           ===========    ============


          See accompanying notes to consolidated financial statements

                           IMAGE ENTERTAINMENT, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

             For the Three Months Ended December 31, 1995 and 1994

================================================================================

                                                      1995          1994
                                                  ------------   -----------
NET SALES                                         $28,071,730    $27,329,155

OPERATING COSTS AND EXPENSES:
 Cost of laserdisc sales                           21,899,417     21,478,241
 Selling expenses                                   1,340,016      1,236,967
 General and administrative expenses                1,474,383      1,010,924
 Amortization of production costs                     687,680        776,940
                                                  -----------    -----------

                                                   25,401,496     24,503,072
                                                  -----------    -----------

OPERATING INCOME                                    2,670,234      2,826,083

OTHER EXPENSES (INCOME):
  Interest expense                                     43,798        267,998
  Interest income                                     (70,762)      (116,454)
  Amortization of deferred financing costs                ---         20,514
                                                  -----------    -----------

                                                      (26,964)       172,058
                                                  -----------    -----------
INCOME BEFORE INCOME TAXES
  AND EXTRAORDINARY ITEM                            2,697,198      2,654,025

INCOME TAXES                                          269,800         72,200
                                                  -----------    -----------

INCOME BEFORE EXTRAORDINARY ITEM                    2,427,398      2,581,825

EXTRAORDINARY ITEM - COSTS ASSOCIATED
  WITH EARLY RETIREMENT OF DEBT,
  NET OF TAXES                                            ---      1,123,995
                                                  -----------    -----------

NET INCOME                                        $ 2,427,398    $ 1,457,830
                                                  ===========    ===========

NET INCOME PER SHARE (Note 5)
  Income before extraordinary item                $       .15    $       .16
  Extraordinary item - costs associated with
   early retirement of debt                               ---           (.06)
                                                  -----------    -----------

NET INCOME PER SHARE                              $       .15    $       .10
                                                  ===========    ===========

WEIGHTED AVERAGE COMMON SHARES
  AND COMMON SHARE EQUIVALENTS
  OUTSTANDING (Note 5)                             17,648,555     18,229,068
                                                  ===========    ===========

          See accompanying notes to consolidated financial statements

                           IMAGE ENTERTAINMENT, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

              For the Nine Months Ended December 31, 1995 and 1994

================================================================================

                                                      1995          1994
                                                  ------------   -----------

NET SALES                                         $72,207,892    $63,255,743

OPERATING COSTS AND EXPENSES:
 Cost of laserdisc sales                           56,778,266     49,497,796
 Selling expenses                                   3,251,060      2,990,897
 General and administrative expenses                3,834,869      2,785,961
 Amortization of production costs                   2,115,785      2,318,443
                                                  -----------    -----------

                                                   65,979,980     57,593,097
                                                  -----------    -----------

OPERATING INCOME                                    6,227,912      5,662,646

OTHER EXPENSES (INCOME):
  Interest expense                                    123,013      1,135,241
  Interest income                                    (228,157)      (442,307)
  Amortization of deferred financing costs                ---        111,459
                                                  -----------    -----------

                                                     (105,144)       804,393
                                                  -----------    -----------
INCOME BEFORE INCOME TAXES
  AND EXTRAORDINARY ITEM                            6,333,056      4,858,253

INCOME TAXES                                          645,000        131,800
                                                  -----------    -----------

INCOME BEFORE EXTRAORDINARY ITEM                    5,688,056      4,726,453

EXTRAORDINARY ITEM - COSTS ASSOCIATED
  WITH EARLY RETIREMENT OF DEBT,
  NET OF TAXES                                            ---      1,218,831
                                                  -----------    -----------

NET INCOME                                        $ 5,688,056    $ 3,507,622
                                                  ===========    ===========

NET INCOME PER SHARE (Note 5):
  Income before extraordinary item                $       .36    $       .34
  Extraordinary item - costs associated with
   early retirement of debt                               ---           (.07)
                                                  -----------    -----------

NET INCOME PER SHARE                              $       .36    $       .27
                                                  ===========    ===========

WEIGHTED AVERAGE COMMON SHARES
  AND COMMON SHARE EQUIVALENTS
  OUTSTANDING (Note 5)                             17,915,265     18,105,713
                                                  ===========    ===========

          See accompanying notes to consolidated financial statements

                           IMAGE ENTERTAINMENT, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

              For the Nine Months Ended December 31, 1995 and 1994

================================================================================

                                                               1995           1994
                                                           ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                 $ 5,688,056    $ 3,507,622

Adjustments to reconcile net income
 to net cash provided by operating activities:
  Depreciation and amortization                              2,771,321      2,874,013
  Amortization of loan costs                                       ---        953,396
  Amortization of stock warrants                               261,454        261,454
Changes in assets and liabilities associated
 with operating activities, net of acquired business:
  (Increase) decrease in:
    Accounts receivable                                     (1,610,314)    (5,246,054)
    Insurance settlement receivable                                ---      6,543,059
    Laserdisc inventory                                        818,619     (2,206,666)
    Royalty and distribution fee advances, net                 232,301       (145,619)
    Production cost expenditures                            (2,267,202)    (2,160,335)
    Prepaid expenses and other assets                         (136,802)      (260,564)
    Notes receivable                                            69,596        219,682
  Increase in:
    Accounts payable, accrued royalties
      and liabilities                                        1,861,816      4,355,019
                                                           -----------    -----------

Net cash provided by operating activities                    7,688,845      8,695,007
                                                           -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

 Purchases of short-term investments                               ---     (1,015,479)
 Proceeds from maturities of short-term investments                ---      5,671,886
 Capital expenditures                                         (395,190)      (577,087)
 Acquisition of business, less cash acquired                (3,071,580)           ---
                                                           -----------    -----------

    Net cash (used) provided by investing activities        (3,466,770)     4,079,320
                                                           -----------    -----------

          See accompanying notes to consolidated financial statements

                           IMAGE ENTERTAINMENT, INC.

                                  (UNAUDITED)

              For the Nine Months Ended December 31, 1995 and 1994

================================================================================

                                                                1995            1994
                                                            -------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES:

 Advances under revolving credit facility                   $ 27,767,677    $ 23,401,368
 Repayment of advances under revolving credit facility       (27,652,937)    (23,401,368)
 Repayment of senior secured note payable                            ---     (13,500,000)
 Principal payments under capital lease obligations             (103,358)       (176,405)
 Repurchase of common stock                                   (4,297,243)            ---
 Net proceeds from exercise of stock options                     265,416         610,350
                                                            ------------    ------------

  Net cash used by financing activities                       (4,020,445)    (13,066,055)
                                                            ------------    ------------

NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                                201,630        (291,728)

 Cash and cash equivalents at beginning of period              2,187,063       2,355,649
                                                            ------------    ------------

 Cash and cash equivalents at end of period                 $  2,388,693    $  2,063,921
                                                            ============    ============

SUPPLEMENTAL DISCLOSURES OF CASH
 FLOW INFORMATION:

 Cash paid during the period for:
  Interest                                                  $    139,790    $  1,686,284
  Income taxes                                              $    138,000    $     70,950
                                                            ============    ============

          See accompanying notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 1.  BASIS OF PRESENTATION.

The accompanying consolidated financial statements as of and for the periods ended December 31, 1995 include the accounts of Image Entertainment, Inc. and its wholly-owned subsidiary U.S. Laser Video Distributors, Inc. (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying consolidated balance sheet at December 31, 1995 and the related consolidated statements of operations and cash flows for the periods ended December 31, 1995 and 1994 of the Company included herein are unaudited; however, such information reflects all adjustments of a normal recurring nature which management believes are necessary for a fair presentation of results for the interim periods. The accompanying consolidated financial information for the periods ended December 31, 1995 and 1994 should be read in conjunction with the Financial Statements, the Notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's March 31, 1995 Form 10-K.

Certain fiscal 1995 amounts have been reclassified to conform with the fiscal 1996 presentation.

Sales are seasonal in nature, but also vary with the popularity of titles in release. The results of operations for the periods ended December 31, 1995 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 1996.


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

The acquisition was accounted for using the purchase method of accounting. Accordingly, the acquired assets and assumed liabilities were recorded at their fair market value on the acquisition date. The operating results of U.S. Laser, from the acquisition date to December 31, 1995, are included in the accompanying consolidated statements of operations for the periods ended December 31, 1995. The Company has classified the amount of purchase price in excess of the fair market value of the net assets acquired as goodwill. Goodwill totals approximately $172,000 and is included as a component of prepaid expenses and other assets in the accompanying consolidated balance sheet at December 31, 1995. Goodwill is being amortized on a straight-line method over 20 years. Amortization charged to operations for the periods ended December 31, 1995 was immaterial. The acquisition of U.S. Laser does not qualify as a significant subsidiary under SEC Rules and Regulations and, accordingly, proforma information is not presented.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 3.  INVENTORIES.

Inventories at December 31, 1995 and March 31, 1995 are summarized as follows:

                                           December 31,    March 31,
                                               1995          1995
                                           ------------   -----------
Laserdisc inventory                         $12,626,072   $11,730,755
Royalty and distribution fee advances         3,170,992     3,403,293
Production costs                              1,300,650     1,149,233
                                            -----------   -----------

                                            $17,097,714   $16,283,281
                                            ===========   ===========

Production costs are net of accumulated amortization of $4,826,150 and $4,838,547 at December 31, 1995 and March 31, 1995, respectively.


NOTE 4.  INCOME TAXES.

Income taxes were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management. The majority of Federal and a portion of state income taxes are offset by the utilization of net operating loss carryforwards.


NOTE 5.  NET INCOME PER SHARE.

Net income per share was based on the weighted average number of common shares and common share equivalents (e.g., options and warrants), if dilutive, outstanding for each of the periods presented. The amount of dilution to be reflected in net income per share was computed by application of the treasury stock method. In periods where the amount of common stock issuable if all options and warrants were deemed exercised exceeds 20% of the total shares outstanding at the end of the period, the treasury stock method is modified, as required by Accounting Principles Board Opinion No. 15, to adequately reflect the dilutive effect of options and warrants on net income per share.

Under the modified treasury stock method, net income per share data is computed as if all outstanding options and warrants were exercised at the beginning of the period (or on the issuance date, if issued during the period) and as if the funds obtained thereby were applied as follows: first to repurchase up to 20% of the outstanding shares at the average market price during the period, then any remaining proceeds would be applied to reduce any short- or long-term debt and, if any proceeds remained thereafter, such proceeds would be applied to invest in short-term U.S. government securities. If the result of the foregoing application of proceeds had an aggregate dilutive effect on net income per share, the net income per share calculation must reflect the shares issuable upon the assumed exercise of options and warrants, net of the assumed repurchase of shares, and adjustments to net income resulting from the assumed application of proceeds. If, on the other hand, the aggregate effect was anti-dilutive, common share equivalents and adjustments to net income resulting from the assumed application of proceeds would be excluded from the calculation of net income per share.

The modified treasury stock method was used to determine net income per share for the periods ended December 31, 1995 and 1994.

Fully diluted net income per share was not presented for the periods ended December 31, 1995 and 1994 since the amounts did not differ significantly from the primary net income per share.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

The following table sets forth the calculation of net income per share for the periods ended December 31, 1995 and 1994:

                                        Three months   Three months    Nine months     Nine months
                                           ended           ended          ended           ended
                                        December 31,   December 31,    December 31,   December 31,
                                            1995           1994            1995           1994
                                        ------------   -------------   ------------   -------------
As Presented
------------
Income before extraordinary
 item                                    $ 2,427,398    $ 2,581,825     $ 5,688,056    $ 4,726,453
Extraordinary item, net of taxes                 ---      1,123,995             ---      1,218,831
                                         -----------    -----------     -----------    -----------
Net income                                 2,427,398      1,457,830       5,688,056      3,507,622
                                         -----------    -----------     -----------    -----------

Adjustments
-----------
Add: reduction of interest expense
 on assumed reduction of debt,
 net of taxes                                 24,557        191,098          58,957      1,008,714
Add: interest income on assumed
 investment in U.S. government
 securities, net of taxes                    244,322        173,321         768,578        345,256
                                         -----------    -----------     -----------    -----------
Adjustment to income before
 extraordinary item and
 net income                                  268,879        364,419         827,535      1,353,970
                                         -----------    -----------     -----------    -----------

As Adjusted
-----------
Income before extraordinary
 item                                      2,696,277      2,946,244       6,515,591      6,080,423
Extraordinary item, net of taxes                 ---      1,123,995             ---      1,218,831
                                         -----------    -----------     -----------    -----------
Net income                               $ 2,696,277    $ 1,822,249     $ 6,515,591    $ 4,861,592
                                         ===========    ===========     ===========    ===========

Weighted average common
 shares and common share
 equivalents outstanding:
Common shares                             13,346,766     13,492,086      13,574,462     13,043,494
Common stock options
 and warrants                              4,301,789      4,736,982       4,340,803      5,062,219
                                         -----------    -----------     -----------    -----------
                                          17,648,555     18,229,068      17,915,265     18,105,713
                                         ===========    ===========     ===========    ===========

Net income per share:
Income before extraordinary
 item                                    $       .15    $       .16     $       .36    $       .34
Extraordinary item                               ---           (.06)            ---           (.07)
                                         -----------    -----------     -----------    -----------
Net income per share                     $       .15    $       .10     $       .36    $       .27
                                         ===========    ===========     ===========    ===========

NOTE 6.  DEFAULT OF NOTES RECEIVABLE

On December 31, 1990, the Company entered into a Purchase and Sale Agreement (the "Agreement") with LEI Partners, L.P., a California Limited Partnership ("LEI"), pursuant to which the Company sold all of the assets of its adult laserdisc licensing and distribution business (the "Assets") for

$3,828,600. The purchase price for the Assets consisted of $300,000 cash, a $1,328,600 note ("Note A") and a $2,200,000 note ("Note B").

On December 31, 1995, LEI defaulted on a $581,600 principal payment due under Note A and breached the Agreement. As a result of the default, the unpaid balances of Notes A and B became immediately due and payable.

At December 31, 1995, $1,163,200 and $1,790,671 remained due under Notes A and B, respectively. The accompanying balance sheet at December 31, 1995 reflects notes receivable of $282,421 which represents the total remaining principal balance due under Notes A and B, net of the deferred gain on sale and other allowances of $2,671,450.

The Company is currently in discussions with LEI regarding the renegotiation of payment terms. Should an amicable resolution not be reached, the Company will take necessary and appropriate action to enforce its rights under the Agreement. Although it is not possible to determine the ultimate resolution of this matter, management believes the Company will ultimately receive, through renegotiation or other action, not less than the net carrying value of the notes receivable and accrued interest at December 31, 1995, as well as any necessary legal costs.


NOTE 7.  REVOLVING CREDIT AND TERM LOAN FACILITY.

At December 31, 1995, the Company had $114,740 in borrowings outstanding under its November 15, 1994, three-year, $15,000,000 revolving credit and term loan facility with Foothill Capital Corporation. The borrowings are secured by substantially all of the Company's assets and bear interest at prime plus 1.5% (10.0% at December 31, 1995).

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

RESULTS OF OPERATIONS

          The Company's net sales for the three and nine months ended December 31, 1995 increased 2.7% and 14.2%, respectively, over the comparable prior-year periods. For the three months ended December 31, 1995, operating income decreased 5.5% to $2,670,234 from $2,826,083 for the comparable prior-year period. For the nine months ended December 31, 1995, operating income increased 10.0% to $6,227,912 from $5,662,646 for the comparable prior-year period. For the three months ended December 31, 1995, income before extraordinary item (costs related to early retirement of debt) decreased 6.0% to $2,427,398, or $.15 per share, from $2,581,825, or $.16 per share, for the comparable prior-year period. For the nine months ended December 31, 1995, income before extraordinary item increased 20.3% to $5,688,056, or $.36 per share, from $4,726,453, or $.34 per share, for the comparable prior year period. Net income increased 66.5% to $2,427,398, or $.15 per share, and 62.2% to $5,688,056, or
$.36 per share, for the three and nine months ended December 31, 1995, respectively, from $1,457,830, or $.10 per share, and $3,507,622, or $.27 per share, for the three and nine months ended December 31, 1994, respectively.

THE THREE MONTHS ENDED DECEMBER 31, 1995 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 1994

          Net sales for the December 1995 quarter increased 2.7% to $28,071,730 from $27,329,155 for the December 1994 quarter. This increase results from the acquisition of U.S. Laser (see Note 2 to the consolidated financial statements),
                           ---
offset in part by a reduction in sales of exclusive product. Net sales for the December 1995 quarter, exclusive of U.S. Laser's net sales, decreased 11.7% to $24,136,140 from $27,329,155 for the December 1994 quarter. The December 1995 quarter release schedule included net sales of approximately $2,600,000 from the exclusive release of CRIMSON TIDE and JUDGE DREDD. The December 1994 quarter represented the strongest quarter of exclusive releases in the Company's history and included net sales of approximately $8,600,000 from the release of SNOW WHITE AND THE SEVEN DWARFS, SPEED, and THE NIGHTMARE BEFORE CHRISTMAS. Net sales are affected by the popularity of new releases and the economic environment.

          Cost of laserdisc sales for the December 1995 quarter increased to $21,899,417 from $21,478,241 for the December 1994 quarter. As a percentage of net sales, cost of laserdisc sales for the December 1995 quarter decreased to 78.0% from 78.6% for the December 1994 quarter. The decrease as a percentage of net sales was due to a favorable shift in sales mix, offset in part by the acquisition of U.S. Laser (U.S. Laser has substantially lower margins as a nonexclusive distributor). The sales mix of higher-margin exclusive product and lower-margin nonexclusive product and the margins within each category vary with the availability and popularity of titles and the Company's marketing emphasis. Lower-margin nonexclusive product sales, including lower-margin U.S. Laser sales, accounted for 20.3% of net sales for the December 1995 quarter. Lower-margin nonexclusive product sales accounted for 8.9% of net sales for the December 1994 quarter. Cost of laserdisc sales as a percentage of net sales for the December 1995 quarter, exclusive of U.S. Laser's net sales and cost of laserdisc sales, decreased to 77.3% from 78.6% for the December 1994 quarter.

          Selling expenses for the December 1995 quarter increased 8.3% to $1,340,016 from $1,236,967 for the December 1994 quarter. As a percentage of net sales, selling expenses for the December 1995 quarter increased to 4.8% from 4.5% for the December 1994 quarter. The increase resulted primarily from increased sales promotions, higher personnel costs and the inclusion of U.S. Laser's selling expenses. Selling expenses for the December 1995 quarter, exclusive of U.S. Laser's selling expenses, decreased 6.3% to $1,159,537 from $1,236,967 for the December 1994 quarter and, as a percentage of net sales, increased to 4.8% for the December 1995 quarter from 4.5% for the December 1994 quarter.

          General and administrative expenses for the December 1995 quarter increased 45.8% to $1,474,383 from $1,010,924 for the December 1994 quarter. As a percentage of net sales, general and administrative expenses for the December 1995 quarter increased to 5.3% from 3.7% for the December 1994 quarter. This increase resulted primarily from the inclusion of U.S. Laser's general and administrative expenses, higher accrued executive and employee performance-based bonuses, higher personnel costs, higher professional fees and a larger provision for doubtful receivables. General and administrative expenses for the December 1995 quarter, exclusive of U.S. Laser's general and administrative expenses, increased 14.0% to $1,152,041 from $1,010,924 for the December 1994 quarter and, as a percentage of net sales, increased to 4.8% for the December 1995 quarter from 3.7% for the December 1994 quarter.

          Amortization of production costs for the December 1995 quarter decreased 11.5% to $687,680 from $776,940 for the December 1994 quarter. As a percentage of net sales, amortization of production costs for the December 1995 quarter decreased to 2.4% from 2.8% for the December 1994 quarter. The decrease as a percentage of net sales, is attributable to the inclusion of U.S. Laser's net sales for the 1995 quarter. As a nonexclusive distributor, U.S. Laser does not incur production costs. Amortization of production costs as a percentage of net sales, exclusive of U.S. Laser's net sales, was 2.8% for the December 1995 and 1994 quarters. Amortization of production costs is also a function of the timing and number of Image exclusive titles placed into production.

          Interest expense for the December 1995 quarter decreased 84.8% to $43,798 from $288,512 in combined interest expense and amortization of deferred financing costs for the December 1994 quarter. Improved cash flow from operations and the November 1994 refinancing of senior notes with a revolving credit facility resulted in substantially lower borrowings outstanding in the December 31, 1995 quarter.

          Interest income for the December 1995 quarter decreased 39.2% to $70,762 from $116,454 for the December 1994 quarter. The utilization of cash for the acquisition of U.S. Laser and the repurchase of common stock under the Company's stock repurchase program accounted for the decrease in interest bearing funds.

          Extraordinary item - costs associated with early retirement of debt of $1,123,995, net of related taxes of $31,200 for the December 1994 quarter resulted from the November 1994 refinancing of 11% senior secured and 13% senior secured subordinated notes and is composed of prepayment penalties and amortization of deferred financing costs and discount on debt issuance, accelerated as a result of the early retirement ($701,702 of the extraordinary charge represents noncash charges).

THE NINE MONTHS ENDED DECEMBER 31, 1995 COMPARED TO THE NINE MONTHS ENDED DECEMBER 31, 1994

          Net sales for the nine months ended December 31, 1995 increased 14.2% to $72,207,892 from $63,255,743 for the nine months ended December 31, 1994. Both the 1995 and 1994 periods had strong release schedules which included the following exclusive releases and re-releases generating over $1,000,000 in net sales each: LION KING, PULP FICTION, CRIMSON TIDE, STAR WARS, EMPIRE STRIKES BACK, and RETURN OF THE JEDI during the nine months ended December 31, 1995, and SNOW WHITE AND THE SEVEN DWARFS, ALADDIN, SPEED, THE NIGHTMARE BEFORE CHRISTMAS, THE CROW, TOMBSTONE, MRS. DOUBTFIRE, and DANCES WITH WOLVES: LIMITED COLLECTOR'S EDITION during the nine months ended December 31, 1994. The 1995 period further benefitted from the acquisition of U.S. Laser (see Note 2 to the consolidated financial statements). Net sales for the nine months ended December 31, 1995, exclusive of U.S. Laser's net sales, increased 2.3% to

$64,729,039 from $63,255,743 for the nine months ended December 31, 1994. Net sales are affected by the popularity of new releases and the economic environment.

          Cost of laserdisc sales for the nine months ended December 31, 1995 increased to $56,778,266 from $49,497,796 for the nine months ended December 31, 1994. As a percentage of net sales, cost of laserdisc sales for the nine months ended December 31, 1995 increased to 78.6% from 78.3% for the nine months ended December 31, 1994. The increase in cost of sales as a percentage of net sales is due primarily to the acquisition of U.S. Laser (U.S. Laser has substantially lower margins as a nonexclusive distributor), offset in part by a favorable fluctuation in sales mix. The sales mix of higher-margin exclusive product and lower-margin nonexclusive product and the margins within each category vary with the availability and popularity of titles and the Company's marketing emphasis. Lower-margin nonexclusive product sales, including lower-margin U.S. Laser sales, accounted for 18.3% of net sales for the nine months ended December 31, 1995. Lower-margin nonexclusive product sales accounted for 9.0% of net sales for the nine months ended December 31, 1994. Cost of laserdisc sales as a percentage of net sales for the nine months ended December 31, 1995, exclusive of U.S. Laser's net sales and cost of laserdisc sales, decreased to 77.9% from 78.3% for the nine months ended December 31, 1994.

          Selling expenses for the nine months ended December 31, 1995 increased 8.7% to $3,251,060 from $2,990,897 for the nine months ended December 31, 1994. As a percentage of net sales, selling expenses for the nine months ended December 31, 1995 decreased to 4.5% from 4.7% for the nine months ended December 31, 1994. The increase in absolute selling expenses resulted primarily from the acquisition of U.S. Laser, increased advertising in trade magazines and sales promotions. The increase was offset, in part, by a reduction in the Company's expense for market development funds provided to customers for advertising, cost savings realized on the Company's monthly Image Laserdisc Preview magazine by utilizing the in-house creative service department's digital pre-press system, and lower convention expenses. Selling expenses for the nine months ended December 31, 1995, exclusive of U.S. Laser's selling expenses, decreased 6.1% to $2,809,540 from $2,990,897 for the nine months ended December 31, 1994 and, as a percentage of net sales, decreased to 4.3% for the nine months ended December 31, 1995 from 4.7% for the nine months ended December 31, 1994.

          General and administrative expenses for the nine months ended December 31, 1995 increased 37.6% to $3,834,869 from $2,785,961 for the nine months ended December 31, 1994. As a percentage of net sales, general and administrative expenses for the nine months ended December 31, 1995 increased to 5.3% from 4.4% for the nine months ended December 31, 1994. This increase resulted primarily from the inclusion of U.S. Laser's general and administrative expenses, higher accrued executive and employee performance-based bonuses, higher personnel and legal costs, and a larger provision for doubtful receivables. General and administrative expenses for the nine months ended December 31, 1995, exclusive of U.S. Laser's general and administrative expenses, increased 14.9% to $3,202,209 from $2,785,961 for the nine months ended December 31, 1994 and, as a percentage of net sales, increased to 4.9% for the nine months ended December 31, 1995 from 4.4% for the nine months ended December 31, 1994.

          Amortization of production costs for the nine months ended December 31, 1995 decreased 8.7% to $2,115,785 from $2,318,443 for the nine months ended December 31, 1994. As a percentage of net sales, amortization of production costs for the nine months ended December 31, 1995 decreased to 2.9% from 3.7% for the nine months ended December 31, 1994. The decrease as a percentage of net sales is principally attributable to the inclusion of U.S. Laser's net sales for the 1995 period. As a nonexclusive distributor, U.S. Laser does not incur production costs. Amortization of production costs as a percentage of net sales for the nine months ended December 31, 1995, exclusive of U.S. Laser's net sales, decreased to 3.3% from 3.7% for the comparable 1994 period. Amortization of production costs is also a function of the timing and number of Image exclusive titles placed into production.

          Interest expense for the nine months ended December 31, 1995 decreased 90.1% to $123,013 from $1,246,700 in combined interest expense and amortization of deferred financing costs for the nine months ended December 31, 1994. Improved cash flow from operations and the November 1994 refinancing of senior notes with a revolving credit facility resulted in substantially lower borrowings outstanding during the nine months ended December 31, 1995.

          Interest income for the nine months ended December 31, 1995 decreased 48.4% to $228,157 from $442,307 for the nine months ended December 31, 1994. The utilization of cash for the acquisition of U.S. Laser and the repurchase of common stock under the Company's stock repurchase program accounted for the decrease in interest bearing funds.

          Extraordinary item - costs associated with early retirement of debt of $1,218,831, net of related taxes of $33,800 for the nine months ended December 31, 1994 resulted from a July 1994 principal prepayment and the November 1994 refinancing of the 11% senior secured and 13% senior secured subordinated notes and is composed of prepayment penalties and amortization of deferred financing costs and discount on debt issuance, accelerated as a result of the early retirement ($759,138 of the extraordinary charge represents noncash charges).

LIQUIDITY AND CAPITAL RESOURCES

          The Company's working capital requirements vary primarily with the level of its licensing, production and distribution activities. The principal uses of working capital are for program licensing costs (i.e., royalty payments,
                                                         ----
including advances, to program suppliers), distribution fee advances, manufacturing and production costs, costs of acquiring finished product for wholesale distribution and selling, general and administrative expenses. Since January 1995, the Company has used working capital for both the repurchase of its common stock and the acquisition of assets of U.S. Laser. Working capital requirements increase as licensing and distribution activities increase.
Working capital has historically been provided by private sales of common stock, notes representing long-term debt, bank borrowings and cash flows from operations. For the nine months ended December 31, 1995, operating activities provided cash and cash equivalents of $7,688,845, investing activities used cash and cash equivalents of $3,466,770 and financing activities used cash and cash equivalents of $4,020,445, resulting in a net increase in cash and cash equivalents of $201,630.

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

          At December 31, 1995, the Company had $114,740 in borrowings outstanding under its November 15, 1994, three-year, $15,000,000 revolving credit and term loan facility with Foothill Capital Corporation ("Foothill") and had borrowing availability of $12,385,260. The borrowings are secured by substantially all of the Company's assets and bear interest at prime plus 1.5% (10.0% at December 31, 1995). The facility agreement requires the Company to comply with certain financial and operating covenants. To accommodate the U.S. Laser acquisition, Foothill waived compliance with certain covenants which restrict corporate acquisitions and related expenditures. At December 31, 1995, the Company was in compliance with all financial and other operating covenants.

          At December 31, 1995, the Company had $2,500,000 of outstanding letters of credit issued and guaranteed by Foothill and expire on November 15, 1996. These letters of credit secure balances due to program suppliers.

          During the three and nine months ended December 31, 1995, the Company repurchased 224,100 and 639,800 shares of its common stock, respectively, for $1,476,064 and $4,297,243, respectively, under a stock repurchase program approved by the Company's Board of Directors on January 16, 1995.

          At December 31, 1995, the Company had license obligations for royalty advances and minimum guarantees and exclusive distribution fee obligations for minimum guarantees of approximately $1,955,000 for the remainder of fiscal 1996, $4,509,000 during fiscal 1997, $4,317,000 during fiscal 1998, $4,573,000 during fiscal 1999 and $2,589,000 during fiscal 2000. These advances and guarantees are recoupable against royalties and distribution fees earned by the licensors and program suppliers, respectively. Depending upon the competition for license and exclusive distribution rights, the Company may have to pay increased advances, guarantees and/or royalty rates in order to acquire or retain such rights in the future.

          Management believes its internal and external sources of funding are adequate to meet anticipated operating needs for the next twelve months.

SUMMARY AND OUTLOOK

          In September 1995, the Company signed a four-year extension to its November 26, 1991 license agreement with Buena Vista Home Video giving the Company exclusive laserdisc license and distribution rights to Walt Disney, Touchstone, Hollywood Pictures, Buena Vista Home Video and Miramax programming through December 31, 1999.

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

               REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------

          The consolidated financial statements as of December 31, 1995 and for the three- and nine-month periods ended December 31, 1995 and 1994 in this Form 10-Q have been reviewed by KPMG Peat Marwick LLP, independent certified public accountants, in accordance with established professional standards and procedures for such a review.

          The report of KPMG Peat Marwick LLP commenting upon their review follows.

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

The Board of Directors
Image Entertainment, Inc.

We have reviewed the condensed consolidated balance sheet of Image Entertainment, Inc. as of December 31, 1995, and the related condensed consolidated statements of operations and cash flows for the three and nine month periods ended December 31, 1995 and 1994 in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Image Entertainment, Inc.

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


                                                       /s/KPMG PEAT MARWICK LLP

Los Angeles, California
February 1, 1996

--------------------------------------------------------------------------------
                          PART II - OTHER INFORMATION
--------------------------------------------------------------------------------

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

                                       IMAGE ENTERTAINMENT, INC.


Date: February 12, 1996                By:  /s/ MARTIN W. GREENWALD
                                            -----------------------
                                            Martin W. Greenwald
                                            Chairman of the Board,
                                            Chief Executive Officer,
                                            President and Treasurer



Date:  February 12, 1996               By:  /s/ JEFF M. FRAMER
                                            ------------------
                                            Jeff M. Framer
                                            Chief Financial Officer

--------------------------------------------------------------------------------
                                 EXHIBIT INDEX
--------------------------------------------------------------------------------

Exhibit No.      Description
-----------      -----------
10.1*            Amendment Number One dated as of October 31, 1995 to Loan and
                 Security Agreement dated as of November 15, 1994 by and between the Company and Foothill Capital Corporation and form of
                 Intercreditor Agreement dated as of _______, 199__ by and
                 between _______________ and _____________.

15*              Letter re unaudited interim financial information.

27*              Financial Data Schedule.

* EXHIBIT(S) NOT PREVIOUSLY FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.