Form 10-K
period 1996-03-31
IMAGE ENTERTAINMENT INC
filed 1996-06-28
CIK 216324

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            _______________________

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MARCH 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For The Transition Period From _______ To _______

                         Commission File Number 0-11071
                            _______________________

                           IMAGE ENTERTAINMENT, INC.
             (Exact name of registrant as specified in its charter)
                            _______________________


                 CALIFORNIA                             84-0685613
(State or other jurisdiction of incorporation)       (I.R.S. Employer
                                                   Identification Number)

                 9333 OSO AVENUE, CHATSWORTH, CALIFORNIA 91311
          (Address of principal executive offices, including zip code)

                                 (818) 407-9100
              (Registrant's telephone number, including area code)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   (   )

At June 3, 1996, 13,865,028 shares of Common Stock were outstanding, and the aggregate market value of the shares of Common Stock held by the registrant's nonaffiliates was approximately $50,963,142 (based upon the closing price of the Common Stock on the NASDAQ National Market System on such date). Shares of Common Stock held by the registrant's directors, executive officers and 5% or more shareholders have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

===============================================================================

                           IMAGE ENTERTAINMENT, INC.
                            FORM 10-K ANNUAL REPORT
                      FOR FISCAL YEAR ENDED MARCH 31, 1996

                               TABLE OF CONTENTS
                               -----------------

PART I  .......................................................................................  1
        ITEM 1.    Business ...................................................................  1
                   --------
        ITEM 2.    Properties ................................................................. 11
                   ----------
        ITEM 3.    Legal Proceedings .......................................................... 12
                   -----------------
        ITEM 4.    Submission of Matters to a Vote of Security Holders ........................ 12
                   ---------------------------------------------------

THE COMPANY'S EXECUTIVE OFFICERS .............................................................. 13

PART II ....................................................................................... 14
        ITEM 5.    Market for Registrant's Common Equity and Related Stockholder Matters ...... 14
                   ---------------------------------------------------------------------
        ITEM 6.    Selected Financial Data .................................................... 15
                   -----------------------
        ITEM 7.    Management's Discussion and Analysis of Financial Condition and Results of
                   --------------------------------------------------------------------------
                   Operations ................................................................. 16
                   ----------
        ITEM 8.    Financial Statements and Supplementary Data ................................ 26
                   -------------------------------------------
        ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial
                   -------------------------------------------------------------------------
                   Disclosure ................................................................. 49
                   ----------
PART III....................................................................................... 49
        ITEM 10.   Directors and Executive Officers of the Registrant ......................... 49
                   --------------------------------------------------
        ITEM 11.   Executive Compensation ..................................................... 49
                   ----------------------
        ITEM 12.   Security Ownership of Certain Beneficial Owners and Management ............. 49
                   --------------------------------------------------------------
        ITEM 13.   Certain Relationships and Related Transactions ............................. 49
                   ----------------------------------------------
PART IV ....................................................................................... 49
        ITEM 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K ............ 49
                   ---------------------------------------------------------------
SIGNATURES .................................................................................... 51

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

     The Company has distributed programming on laserdisc since 1983, and is the largest laserdisc licensee and distributor in North America. The Company's subsidiary, U.S. Laser Video Distributors, Inc., is a New Jersey based nonexclusive distributor of optical disc programming and is considered to be the largest laserdisc software "one-stop" in the country. U.S. Laser also publishes
LASERVIEWS: America's Laser Disc Magazine, a bimonthly consumer periodical focusing on product announcements, software reviews and articles of general interest to the laserdisc/digital entertainment software consumer.

     The Company distributes thousands of titles ranging from feature films and music videos to family, documentary and special interest programming, directly or through subdistributors. Titles are obtained from major motion picture studios and other suppliers under exclusive and nonexclusive license and wholesale distribution agreements.

     To obtain exclusive titles, the Company generally enters into license agreements whereby it acquires the exclusive right to manufacture and distribute laserdisc programming in exchange for royalties. The Company releases exclusive titles from licensors such as Disney's Buena Vista Home Video, Geffen Records, Hallmark Home Entertainment, MGM/UA Home Entertainment, New Line Home Video, Orion Home Video, Playboy Home Video and Turner Home Entertainment. Some of the exclusive titles currently available from the Company include: The Lion King, Pulp Fiction, Seven, Crimson Tide, Dumb And Dumber, Goldeneye, Get Shorty and Leaving Las Vegas. Some of the exclusive titles the Company expects to release during fiscal 1997 include: Toy Story, Pocahontas, The Rock, Moll Flanders, The Birdcage, Gulliver's Travels, James And The Giant Peach, Mighty Aphrodite, Flirting With Disaster, Rumble In The Bronx, Special Collector's Editions of Desperately Seeking Susan, Unbearable Lightness Of Being, Lawnmower Man, The Mask, Fiddler On The Roof and West Side Story. See Cautionary Statements --
                                                ---
"Delays of Releases" below.

     The Company also acts as a wholesale distributor. In such capacity, the Company generally acquires laserdisc programming in finished, prepackaged form for resale to retail accounts. The Company is the exclusive wholesale distributor of laserdisc programming from Twentieth Century Fox Home Entertainment and The Voyager Company (including Voyager's prestigious "Criterion Collection" line). Some of the Fox and Voyager titles currently available from the Company include: Die Hard With A Vengeance, Speed, True Lies, The X-Files and Criterion Collection collector's editions of Seven, Belle De Jour, Dead Presidents and John Woo's Hard Boiled. Some of the Fox and Voyager titles the Company

- --------------------------------------------------------------------------------
1                                                      Image Entertainment, Inc.

expects to release during fiscal 1997 include: Independence Day, The Truth About Cats And Dogs, Broken Arrow, collector's editions of The King And I and They Shoot Horses, Don't They?, and Criterion Collection collector's editions of Pulp Fiction, El Cid, Brazil and Dead Ringers. In addition, the Company is a nonexclusive wholesale distributor of laserdisc programming from motion picture studios such as Columbia/TriStar, MCA/Universal, Paramount (through U.S. Laser), Polygram and Warner Bros. Some of the nonexclusive studio titles currently distributed by the Company include: Batman Forever, The Bridges Of Madison County, Apollo 13, The American President, The Usual Suspects, Forrest Gump and Casino. Some of the nonexclusive studio titles the Company expects to distribute during fiscal 1997 include: Twister, Mission Impossible, Heat, Dead Man Walking, The Cable Guy, Eraser, The Nutty Professor and Sense And Sensibility. See
                                                                       ---
Cautionary Statements -- "Delays of Releases" below.

     In preparing titles for laserdisc replication, the Company uses its in-house, state-of-the-art digital postproduction facility to create laserdisc masters. It then delivers the masters to manufacturers such as Kuraray, Mitsubishi, Pioneer Video Manufacturing and Technidisc for the replication of laserdiscs. The Company's in-house, full-service creative services/computer graphics department designs laserdisc jackets and creative materials for advertising and marketing. The Company's in-house marketing department implements marketing programs, issues publicity and publishes Image Laserdisc Preview, a free, consumer-oriented, monthly magazine available through most laserdisc retailers, featuring new releases and containing articles and information of current interest to the laserdisc/multimedia consumer.

RECENT DEVELOPMENTS

     On April 26, 1996, the Company entered into an agreement in principle pursuant to which Thomson Consumer Electronics, a leading hardware manufacturer whose brands include RCA and ProScan, granted exclusive rights to the Company for the distribution to Thomson dealers of digital video disc ("DVD") software, a new format which will deliver compressed digital-quality video and audio on a 5-inch disc. The parties contemplate entering into a definitive written agreement in fiscal 1997, which agreement will include, among other provisions, the term of the agreement and a list of the participating studios whose titles will be distributed by the Company to Thomson dealers.

     On May 21, 1996, the Company entered into an exclusive output license and distribution agreement pursuant to which the Company acquired the right to replicate, market and distribute MGM/UA Home Entertainment programming on laserdisc in the United States and Canada through the year 2001. Some of the MGM/UA titles currently available under this agreement include: Goldeneye, Get Shorty and Leaving Las Vegas. Some of the MGM/UA titles the Company expects to release in fiscal 1997 include: The Birdcage, Mulholland Falls, Moll Flanders, Larger Than Life, and A Family Thing. See Cautionary Statements -- "Delays of
                                      ---
Releases" below. Prior to entering into this exclusive output license agreement, the Company had entered into other license agreements for MGM/UA programming which were limited to specific titles.

     On June 5, 1996, the Company entered into an agreement to purchase approximately 16.5 acres of unimproved real property in Las Vegas, Nevada for approximately $4 million. The real property is located adjacent to McCarran International Airport. The Company intends to build an approximately 85,000 square foot automated warehouse and distribution facility on approximately 8 acres of the

- -------------------------------------------------------------------------------
Image Entertainment, Inc.                                                     2
acquired property to accommodate anticipated business growth through the year 1999 and allow for a 24-hour product turn. The architectural plans allow for expansion of the building's footprint up to a maximum of 150,000 square feet to accommodate additional business growth. The Company plans to sell the balance of the property, which consists of street-frontage acreage and is subject to customary zoning and other commercial property restrictions. The new facility will replace the Company's existing 48,300 square foot leased distribution center in Chatsworth, California. See Item 2. Properties. The Company believes
                                  ---
the new facility will be completed by June 1, 1997. The close of escrow and ultimate purchase of the new property is contingent upon the achievement of certain rezoning objectives and the obtaining of acceptable financing. The total estimated project cost, assuming the divestiture of approximately 8.5 acres of the new property and inclusive of building construction and equipment costs, is $7.5 million, for which the Company is currently seeking financing. There can be no assurances that the Company will obtain such financing on terms and conditions reasonable or acceptable to the Company. The Company plans to create a new division, Image Distribution Services, that will offer third-party distribution services such as inventory management, order processing and distribution.

     The Company recently reached an agreement in principle with Twentieth Century Fox Home Entertainment to extend the term of its existing exclusive laserdisc distribution agreement from June 30, 1996 to June 30, 1999. No other terms of the agreement were materially changed. The parties contemplate entering into a definitive written agreement in fiscal 1997.

     In August 1996, the Company expects to release the first of several fully-interactive CD-ROM titles jointly developed, published and distributed by the Company and The Voyager Company. The first release is A Night To Remember, the 1958 British classic documenting the tragic sinking of the ocean liner Titanic. In addition to the full-length feature film, the CD-ROM will contain a wealth of ancillary material including the ship's blueprint, passenger log and disaster time line. The Company also expects to release under the arrangement two additional titles in calendar 1996, King Kong and Citizen Kane. The Voyager Company is a New York based privately held company that develops, publishes and distributes innovative, entertainment programming on CD-ROM. The Voyager Company also produces the acclaimed Criterion Collection line of laserdisc programming which the Company distributes exclusively. See Cautionary
                                                        ---
Statements -- "Nature of the Entertainment Industry" below.

LASERDISC BASICS

     The laserdisc, a larger optical version of the compact disc, is encoded with both audio and visual information. Just as compact discs offer distinct advantages over records and audiotapes, laserdiscs offer distinct advantages over videocassettes: higher resolution video, full-fidelity discrete channel digital audio, instant access to any scene, frame-by-frame viewing, greater durability and superior interactive capability. The laserdisc is not to be confused with the short-lived capacitance electronic disc (CED), which was introduced by RCA in the early 1980s and abandoned by it in 1986. The CED (or "videodisc") was read by a stylus and did not utilize optical laser technology.

     Laserdisc (software) demand is primarily driven by the installed base of laserdisc players (hardware). When introduced over a decade ago, laserdisc players met with only moderate success because of their cost compared to VCRs, their inability to record, limited software availability and consumers' unfamiliarity with the laserdisc format. However, the format has since benefitted from consumer acceptance of CD technology and increasing consumer interest in the "home theater" concept,

- -------------------------------------------------------------------------------
3                                                     Image Entertainment, Inc.

including THX sound equipment, the recent introduction of "Dolby Digital" (AC-
3), big-screen televisions and wide-screen televisions.

     A number of hardware manufacturers offer a variety of laserdisc player models. Major retailers of audio and video components such as Circuit City, Frys, Lechmere, Montgomery Ward, Radio Shack, Sears and The Good Guys carry laserdisc players.

     Virtually all laserdisc players are combination players, which play both compact discs and laserdiscs. Pioneer Electronics, a leading manufacturer of laserdisc hardware, introduced an entry-level player listing at $299 in early 1995. Denon, Pioneer, Panasonic, Runco and Theta have introduced several high-end laserdisc player models which retail between $1,000 and $4,500. Depending upon the make and model, laserdisc players may also offer karaoke and game add-ons and an assortment of other special features. All new models of Pioneer players retailing for $399 and above include "Dolby Digital," also known as "AC-3." This new audio feature, currently available only with laserdisc technology, allows for six discrete channels of audio to be played back in home theater applications, giving the viewer a closer approximation of the original theatrical experience and a more true-to-life placement of sound.

     The Company anticipates the laserdisc market will remain primarily a sell-through rather than a rental market. Most titles currently have a suggested retail price of $24.99 to $39.99, low enough for consumers to build a personal library.

PROGRAM ACQUISITION

     GENERAL.  Because the Company does not produce its own programming, its
     -------
success depends upon entering into new and renewing existing licenses and wholesale distribution agreements for feature films and other programming. There can be no assurances that suppliers of programming will continue to enter into or renew licenses or distribution agreements on terms acceptable to the Company. The Company, however, believes that its production, creative services, marketing and distribution expertise will continue to make it an attractive partner for such suppliers.

     Twentieth Century Fox Home Entertainment and Disney's Buena Vista Home Video retain the right to terminate their respective agreements with the Company if specified events of default occur, such as a "change in control" (as defined in the agreements) of the Company. Future licenses and distribution agreements may contain these or other similar termination provisions relating to a change in control. A number of the Company's license and distribution agreements provide for the sale of laserdiscs to Columbia House, a large mail order distributor.

     LICENSES.  The Company enters into licenses whereby it acquires from
     --------
suppliers of programming the right to manufacture and distribute their titles on laserdisc. Licenses are for specific titles or for a licensor's existing library and future releases over a designated term ("output licenses"), and generally give the Company exclusive rights. The Company releases exclusive titles from licensors such as Buena Vista Home Video, Geffen Records, Hallmark Home Entertainment, MGM/UA Home Entertainment, New Line Home Video, Orion Home Video, Playboy Home Video and Turner Home Entertainment. Under a November 26, 1991 agreement with Buena Vista Home Video, a subsidiary of The Walt Disney Company, the Company has the exclusive right to replicate, market and distribute Disney, Touchstone, Buena

- --------------------------------------------------------------------------------
Image Entertainment, Inc.                                                      4

Vista and Hollywood Pictures, and certain Miramax, programming on laserdisc in the United States and Canada and their respective territories (although Disney may distribute to certain accounts if it so elects). The agreement was amended on January 1, 1995 to extend Image's exclusive rights until December 31, 1999. In connection with the agreement, Buena Vista's parent company was issued a warrant to purchase Common Stock of the Company. See Item 8. Financial
                                                 ---
Statements and Supplementary Data -- Note 10 to Consolidated Financial Statements. Under a December 22, 1992 agreement with New Line Home Video, Inc., a division of New Line Cinema, the Company has the exclusive right to replicate, market and distribute all New Line, Fine Line and other programming acquired by New Line on laserdisc in the United States (and Canada for certain titles) until December 1997 or December 1998 if New Line elects. In connection with the agreement, New Line was issued a warrant to purchase Common Stock of the Company. See Item 8. Financial Statements and Supplementary Data -- Note 10 to
         ---
Consolidated Financial Statements.

     In return for the grant of rights, the Company pays royalties to its licensors. Royalties are expressed as a percentage of the Company's net revenues from laserdisc sales. In many cases, the Company pays licensors advances or minimum guarantees on a title, which are recouped against any royalties earned from that title and (if cross-collateralized) other titles under the license. Advances under most output licenses are paid according to predetermined schedules, regardless of the number and marketability of the titles subsequently available. In entering into licenses, the Company depends, to a large extent, on its ability to anticipate the public's changing taste in laserdisc programming, foresee (as to output licenses) licensors' future releases, and pay for any advances, minimum guarantees and other licensee obligations.

     In general, licenses have terms of two to seven years and are limited to the United States, Canada and their respective territories and possessions. Under most output licenses, the Company has one to five years to select titles and two to five years to distribute a title after its release on laserdisc.

     Distribution of licensed titles accounted for approximately 50% of fiscal 1996 net sales, 55% of fiscal 1995 net sales and 50% of fiscal 1994 net sales. Exclusive titles from the following licensors accounted for the largest percentages of fiscal 1996 net sales (the only percentage in excess of 10% is indicated): Buena Vista Home Video (27.7%), New Line Home Video, Orion Home Video, Hallmark Home Entertainment and MGM/UA Home Entertainment. Exclusive titles from the following licensors accounted for the largest percentages of fiscal 1995 net sales (the only percentage in excess of 10% is indicated): Buena Vista Home Video (29.2%), New Line Home Video, Orion Home Video, Sultan Entertainment and Turner Home Entertainment. Exclusive titles from the following licensors accounted for the largest percentages of fiscal 1994 net sales (the only percentage in excess of 10% is indicated): Buena Vista Home Video (18.4%), New Line Home Video, Orion Home Video, Academy Entertainment, Inc. and Prism Entertainment.

     The selection periods under the five licenses which accounted for the largest percentages of fiscal 1996 net sales will expire on various dates between December 1997 (New Line Home Video) and December 2002 and the distribution periods with respect to individual titles under such licenses have expired or will expire on various dates through approximately December 2004. While efforts are made

- --------------------------------------------------------------------------------
5                                                      Image Entertainment, Inc.

to renegotiate and renew licenses prior to expiration, there can be no assurance that licenses or distribution agreements will be renegotiated or renewed.

     Historically, the Company has not attempted to obtain foreign (with the exception of Canadian) laserdisc distribution rights, since foreign sales, outside of Canada and certain Pacific Rim countries where such rights are generally unavailable to non-domestic entities, have been minimal. Under a special arrangement, Image sells laserdiscs of Disney titles to Disney for distribution to designated Disney licensees and distributors in Hong Kong, Indonesia, Malaysia, Philippines, Singapore, Taiwan and Thailand. From time to time, the Company similarly acts as a fulfillment center servicing foreign territories for other licensors.

     Although the Company does not produce its own motion picture programming, the Company often creates and releases Special Edition laserdiscs, an increasingly important source of revenue, publicity and prestige for the Company. Special Editions usually consist of a feature film (obtained under license) and a variety of ancillary materials such as out-takes, restored footage or a director's cut, interviews with the director, cast or other participants in the film-making process, separate audio track narratives, scripts and/or treatments, press clippings, compact discs of the soundtrack, production photos, and other materials of interest. Recently, the Company began releasing limited, numbered Special Editions personally autographed by the film's director or other talent. The Voyager Company also creates and releases Special Editions which the Company distributes on an exclusive basis. In response to growing consumer demand, the Company will be releasing increasingly more titles in THX, wide-screen (letterboxed) and/or Dolby Digital versions.

     WHOLESALE DISTRIBUTION.  In addition to its licensing activities, the
     ----------------------
Company is a wholesale distributor of laserdisc programming that it acquires from certain major motion picture studios and other suppliers.

     On July 1, 1992, the Company and Twentieth Century Fox Home Entertainment entered into an exclusive four-year laserdisc distribution agreement which superseded the exclusive laserdisc distribution agreement between the parties that had been in effect since September 1, 1990. Under the agreement, the Company has the right to acquire existing and future Fox titles until June 30, 1996 for distribution in the United States, Canada and Puerto Rico (although Fox may distribute to certain accounts if it so elects). The parties have reached an agreement in principle to extend the term of the agreement until June 30, 1999. In connection with the original agreement, Twentieth Century Fox Film Corporation, Twentieth Century Fox Home Entertainment's parent company, was issued and on May 10, 1996 exercised in full a warrant to purchase Common Stock of the Company. See Item 8. Financial Statements and Supplementary Data --
                 ---
Note 10 to Consolidated Financial Statements. Under a November 10, 1992 agreement, as amended on October 12, 1994, the Company has the exclusive right to purchase and distribute Voyager programming in the United States, and additional territories, under certain circumstances through March 31, 1999. The Company's rights with respect to Voyager titles are non-exclusive after March 31, 1999.

- --------------------------------------------------------------------------------
Image Entertainment, Inc.                                                      6

     The Company is also a nonexclusive wholesale distributor of laserdisc programming from Warner Home Video, MCA/Universal Home Video, Paramount (through U.S. Laser), Columbia TriStar Home Video, Lumivision, Republic Entertainment, BMG Music and Polygram Records.

     In general, the Company acquires laserdisc programming for wholesale distribution in finished, prepackaged form, and thus does not provide any creative services with respect to such programming; however, in connection with the Fox and Voyager exclusive distribution agreements, the Company finishes and packages the product for a fee. The Company is generally not required to pay advances, although the Voyager agreement required an advance and a minimum distribution fee guarantee and the Fox agreement requires the Company to guarantee the purchase of a minimum number of laserdiscs. In a typical nonexclusive wholesale distribution arrangement, the program supplier notifies the Company of its upcoming releases and the Company then solicits its customers and places orders for the releases. In acquiring laserdiscs for nonexclusive wholesale distribution, the Company is generally required to pay within 60 days of delivery.

     Wholesale (exclusive and nonexclusive) distribution of laserdiscs accounted for approximately 50% of fiscal 1996 net sales, 45% of fiscal 1995 net sales and 50% of fiscal 1994 net sales. Exclusive wholesale distribution of Fox product accounted for approximately 24% of fiscal 1996 net sales, 27% of fiscal 1995 net sales and 31% of fiscal 1994 net sales. Generally, the Company's profit margin on exclusive licensed product and exclusive wholesale distributed product has been greater than its profit margin on nonexclusive product it distributes wholesale.

SALES AND CREDIT POLICIES

     The Company sells both licensed and wholesale product directly to retailers or through subdistributors subject to the terms of the Company's dealer sales policies. Laserdisc sales to the following customers accounted for the largest percentage of the Company's fiscal 1996 net sales (the only percentage equal to or greater than 10% is indicated): Musicland (10.9%), MTS/Tower Records and Video, Transworld Music Corp., Ken Crane's Home Entertainment, Bassin Distributors and Norwalk Record Distributors. Laserdisc sales to the following customers accounted for the largest percentages of the Company's fiscal 1995 net sales (none equaled or exceeded 10%): Musicland, U.S. Laser Video Distributors, MTS/Tower Records and Video, Camelot Music and Ken Crane's Home Entertainment. Laserdisc sales to the following customers accounted for the largest percentages of the Company's fiscal 1994 net sales (none equaled or exceeded 10%): U.S. Laser Video Distributors, Norwalk Record Distributors, Ken Crane's Home Entertainment, Musicland and MTS/Tower Records and Video.

     The Company's prospective customers generally submit a credit application followed by a minimum opening order for laserdiscs. If the application is accepted, credit terms are assigned. Open account terms generally require payment within 45 to 60 days of delivery. The Company may also require a purchaser to provide a purchase money security interest, a personal guarantee, a letter of credit and/or other collateral. Due largely to extensive controls instituted by the Company and the efforts of its experienced credit department, bad debt expense was less than 0.2% of net sales during fiscal 1996, and less than 0.1% of net sales during fiscal 1995 and 1994. The amount of bad debt actually written off in fiscal 1996, 1995 and 1994 was approximately $149,000, $47,000 and $39,000, respectively.

- --------------------------------------------------------------------------------
7                                                      Image Entertainment, Inc.

     Although sales of laserdiscs are generally considered final, the Company allows customers to return a portion of their stock on a quarterly basis. This allowance is noncumulative and is based on the customer's prior quarter purchases. Stock returns, other than for defective laserdiscs, amounted to approximately 7.2% of all laserdiscs sold in fiscal 1996, 8.6% of all laserdiscs sold in fiscal 1995 and 9.5% of all laserdiscs sold in fiscal 1994. Returns of defective laserdiscs have been minimal and are generally covered by manufacturers' warranties.

     As part of its ongoing campaign to expand the laserdisc market, the Company aggressively solicits new retail accounts, enticing them with a broad range of titles and marketing options such as hardware/software cross-promotions. Although the Company generally sells directly to retailers it also sells to certain major music and laserdisc subdistributors, who have an extensive retail network. Historically, to stay competitive with subdistributors, the Company has offered improved pricing, faster delivery, expanded sales, customer service and marketing departments and increased inventory of high-demand titles.

     As of June 1, 1996, the Company had approximately $6.9 million of backlog orders for laserdiscs. The Company expects to fill all of the backlog orders within the current fiscal year.

MARKETING

     The Company's strategy is to promote its product and the laserdisc format in general. The Company's marketing efforts are directed toward consumers and video software and hardware dealers, and involve point-of-sale advertising, advertising in trade and consumer publications, dealer incentive programs, trade show exhibits, bulletins featuring new releases and in-stock catalogue titles and the publication of the Image Laserdisc Preview, a free, consumer-oriented, monthly magazine with an estimated 100,000 unit circulation.

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

     Since the installed base of laserdisc players and the demand for laserdiscs are interrelated, the Company has worked closely with major laserdisc player manufacturers to promote the laserdisc format. For example, manufacturers of selected laserdisc players sometimes make available to purchasers free or substantially discounted laserdiscs.

     The Company also maintains a website on the Internet at www.image-entertainment.com. The site includes an online edition of the Image Laserdisc Preview, weekly new product announcements, Company information and information of general interest to the laserdisc consumer.

- --------------------------------------------------------------------------------
Image Entertainment, Inc.                                                      8

LASERDISC PRODUCTION

     Under a typical license, the licensor of a title delivers a program master and art work to the Company for quality evaluation. If the Company deems the master acceptable, its postproduction facility creates a submaster with specifications for laserdisc format. This submaster is delivered to the manufacturer for the replication of laserdiscs. The laserdisc jacket is designed and produced by the Company's creative services staff and sent to a printer for replication. The laserdisc manufacturer will either package and shrink-wrap the laserdiscs and ship the completed product to the Company or ship the laserdiscs in bulk to the Company and the Company will package and shrink-wrap the laserdiscs at its own facility. The Company estimates that 35% of the manufactured units are received in finished form and 65% of the manufactured units are received in bulk shipments requiring packaging and shrink-wrapping in-house.

     To reduce production costs and expedite the production process, in November 1990 the Company installed an in-house, state-of-the-art digital postproduction facility. To further increase efficiencies and reduce costs, in January 1995 the Company purchased digital pre-press equipment for the output of high resolution, four-color separations used for art work production. These unique facilities allow the Company to format over 90% of the laserdisc masters (from all licensors) it would otherwise contract out to post-production facilities and deliver to printers final, color separated film it would otherwise contract out to graphics houses.

MANUFACTURING OF LASERDISCS

     The Company currently uses six laserdisc manufacturers, four of which press discs in the United States. In fiscal 1996, the following manufacturers supplied the largest percentages of the laserdiscs pressed for the Company (percentages in excess of 10% are indicated): Mitsubishi (35.6%), Pioneer Video Manufacturing (23.9%), Kuraray (23.4%), Technidisc (16.2%), Sony's Digital Audio Disc Corporation and 3M. In fiscal 1995, the following manufacturers supplied the largest percentages of the laserdiscs pressed for the Company (percentages in excess of 10% are indicated): Mitsubishi (39.5%), Kuraray (24.6%), Technidisc (18.4%), Pioneer Video Manufacturing (15.9%), Sony's Digital Audio Disc Corporation and 3M.

     The Company attempts to solicit orders from its customers for laserdiscs prior to submitting orders for the manufacture of such discs. Under its manufacturing purchase orders, the Company generally must pay for finished laserdiscs within 45 to 90 days of invoicing. The Company's goal is to order for manufacture that number of units of each title which will enable the Company to ship the bulk of the order within 60 days of delivery. Attainment of this goal depends largely upon the Company's ability to predict the popularity of a title.

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

- --------------------------------------------------------------------------------
9                                                      Image Entertainment, Inc.

TRADEMARKS

     The Company has received Federal registration of the trademark "IMAGE" in the United States Patent and Trademark Office. The Company also uses the trademarks "Vocal Images," "The Music Disc" and "The Finest in Laserdiscs" and the service marks "Image Post" and "Image Creative Group."

EMPLOYEES

     At June 3, 1996 and June 1, 1995, the Company had 96 and 94 full-time employees, respectively. The Company considers its employee relations to be satisfactory. At June 3, 1996, U.S. Laser had 26 full-time employees, who were not included in the number of Company employees set forth immediately above.

CAUTIONARY STATEMENTS

     The Company wishes to caution readers that the following important factors, among others, in some cases have affected, and in the future could affect, the Company's actual results and could cause the Company's actual results to differ materially from those expressed or implied in any forward looking statements made herein. The Company intends to take advantage of the new "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

     Competition.  The Company believes that it is the largest laserdisc
     -----------
licensee and distributor in the United States; however, the Company also faces competition from Pioneer LDCA, which also licenses and distributes laserdiscs; laserdisc subdistributors; and Columbia TriStar Home Video, MCA/Universal Home Video and Warner Home Video, who sell their own programming directly to retailers, as well as to the Company and other distributors. Laserdiscs also face competition from other forms of home video entertainment, e.g.,
                                                               ---
videocassettes and network, syndicated, pay/cable television and DSS (direct satellite system). New technologies in the entertainment industry (such as the DVD format, entertainment programming on the Internet and video on demand, all of which are currently in various stages of development) may also offer alternate forms of leisure-time entertainment or alter the way in which existing forms are delivered, thereby increasing competition. See Item 7. Management's
                                                      ---
Discussion and Analysis of Financial Condition and Results of Operations -- Summary and Outlook.

     Seasonality and Variability.  The Company has generally experienced higher
     ---------------------------
sales of laserdiscs in the quarters ended December 31 and March 31 due to increased consumer spending associated with the year-end holidays; however, since most sales of a title occur in the first few months after its release, seasonal sales also vary with the popularity of titles in release. In addition to seasonality issues, other factors have contributed to variability in the Company's net sales on a quarterly basis. These factors include: (i) the popularity of titles in release during the quarter; (ii) the Company's marketing and promotional activities; (iii) the Company's rights and distribution activities; (iv) the extension, termination or non-renewal of existing license and distribution rights; and (v) general economic changes affecting consumer demand for laserdisc hardware and software and affecting the buying habits of the Company's customers.

- --------------------------------------------------------------------------------
Image Entertainment, Inc.                                                     10

     Nature of the Entertainment Industry.  Audience acceptance of the Company's
     ------------------------------------
products represents a response not only to the artistic components of the products, but also to the level of advertising and promotion by the studios and distributors, the availability of alternative forms of entertainment and leisure time activities, changes in public taste, and other intangible factors, all of which change rapidly and cannot be predicted. This situation presents a number of risks, including the risk that some of the Company's laserdisc titles may not be commercially successful, that costs will not be recouped or that anticipated profits justifying the Company's commitments will not being realized.

     Acquisition Opportunities.  The Company has explored, and continues to
     -------------------------
explore, acquisition opportunities in various businesses complementary to those of the Company. To date, however, other than the 1995 acquisition of U.S. Laser (see Item 7. Management's Discussion and Analysis of Financial Condition and
 ---
Results of Operations -- Acquisition) no acquisition agreement has been reached. Furthermore, there can be no assurances that the Company will enter into any acquisition agreement. Nor can the Company currently predict how such an agreement would impact its results. Any material acquisition would require the Company to obtain financing. There can be no assurances that the Company will obtain such financing on terms and conditions reasonable or acceptable to the Company.

     Delays of Releases.  The Company currently expects that all new laserdisc
     ------------------
titles with expected release dates in fiscal 1997 will be released during that year. In the past, however, the Company's licensors, for various reasons, have from time to time delayed releasing certain titles to the laserdisc and videocassette markets. There can be no assurances that delays of this type will not occur in the future.

     Dependence on Key Personnel.  The success of the Company depends to a
     ---------------------------
significant degree on the efforts of the Company's executive management, especially its President and Chief Executive Officer, its Chief Financial Officer, its Chief Administrative Officer and its Senior Vice President of Sales, Marketing and Operations. The Company's operations may be adversely affected if one or more members of executive management cease to be active in the Company. The Company, however, has designed its compensation structure and employee benefit programs to encourage long-term employment of all executive officers.


ITEM 2.   PROPERTIES.
          ----------

     The lease for the Company's office space (30,080 square feet) in Chatsworth, California provides for monthly rent of $13,849 (subject to annual adjustment based upon increases in the consumer price index) and will expire on March 31, 2000.

     The lease for the Company's warehouse space (48,300 square feet) in Chatsworth, California provides for monthly rent of $22,238 (subject to annual adjustment based upon increases in the consumer price index) and will expire on March 31, 2000.

     The Company has recently entered into an agreement to purchase approximately 16.5 acres of unimproved real property in Las Vegas, Nevada for approximately $4 million. The Company intends to build a new warehouse and distribution facility on the property. See Item 1. Business -- Recent
                                        ---

- --------------------------------------------------------------------------------
11                                                     Image Entertainment, Inc.

Developments. The close of escrow and ultimate purchase of the new property is contingent upon the achievement of certain rezoning objectives and the obtaining of acceptable financing. If escrow does not close on this property, the Company intends to seek alternative property. The Company, however, will remain obligated under its Chatsworth, California warehouse lease and intends to sublease the space. The Company believes it can sublease the space at a rate that will not result in a material expense to the Company; however, there can be no assurances that the Company could sublease the space or even if successful would not incur a material expense. If escrow does not close on the Las Vegas property and the Company is unsuccessful in acquiring an alternative warehouse facility, the Company believes that its Chatsworth, California warehouse will provide adequate capacity to meet its needs in the foreseeable future but will not efficiently accommodate growth in the Company's business.


ITEM 3.   LEGAL PROCEEDINGS.
          -----------------

     The Company is not currently a party to any material legal action.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
          ---------------------------------------------------

     None.

- --------------------------------------------------------------------------------
Image Entertainment, Inc.                                                     12

THE COMPANY'S EXECUTIVE OFFICERS

     Executive officers serve at the pleasure of the Company's board of directors (the "Board"). There are no family relationships between any executive officer or director. The following information sets forth the position and age of the Company's executive officers at June 1, 1996 and their business experience for at least the prior five years:


Executive Officer      Age    Position & Background
- -----------------      ---    ---------------------
Martin W. Greenwald     54    Chairman of the Board, Chief Executive Officer and President
                              since April 1981, and Treasurer since January 1988.  Mr. Greenwald's prior experience includes film production services and investment management.
                              Mr. Greenwald is a 1964 graduate of Fairleigh Dickinson University.  Since July
                              1990, Mr. Greenwald has been a director of the Permanent Charities Committee of the Entertainment Industries, an umbrella organization which coordinates charitable contributions from the entertainment industries.  Since 1995, Mr.
                              Greenwald has been the Chairperson of the Laserdisc Association of America.

Cheryl L. Lee           37    Chief Administrative Officer since April 1993 and
                              General Counsel since April 1992; Vice President of Business Affairs from
                              February 1989 to March 1992; prior thereto, Counsel, Theatrical Distribution &
                              Acquisition, Twentieth Century Fox Film Corporation.  Ms. Lee received her A.B.
                              degree from Stanford University in 1980 and her J.D. degree from New York
                              University Law School in 1984. Ms. Lee is a member of the California Bar.

Jeff M. Framer          35    Chief Financial Officer since April 1993; Controller
                              from September 1990 to March 1993; Senior Manager, KPMG Peat Marwick LLP, from
                              July 1989 to September 1990; and, Manager, KPMG Peat Marwick LLP, from July 1988 to June 1989.  Mr. Framer received his B.S. degree in Business Administration and Accounting Theory and Practice from California State University at
                              Northridge in 1984.  Mr. Framer is a certified public accountant.

David A. Borshell       31    Senior Vice President, Sales, Marketing and Operations
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

- -------------------------------------------------------------------------------
13                                                     Image Entertainment, Inc.

- -------------------------------------------------------------------------------
                                    PART II
- -------------------------------------------------------------------------------


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
         ---------------------------------------------------------------------

    The Common Stock trades on The Nasdaq Stock Market under the symbol "DISK" since February 1988. The Common Stock has been included on the Nasdaq National Market since February 19, 1991. The table below presents the high and low closing prices on the NASDAQ/NMS. All prices reflect a 1-for-14 6/7 reverse stock split effected February 8, 1991.


     Fiscal Year Ended March 31, 1996             High       Low
     --------------------------------           --------  --------
     Quarter ended June 30, 1995                $ 7.375   $ 6.50
     Quarter ended September 30, 1995           $ 6.9375  $ 6.375
     Quarter ended December 31, 1995            $ 8.875   $ 6.625
     Quarter ended March 31, 1996               $ 7.125   $ 6.3125

     Fiscal Year Ended March 31, 1995             High       Low
     --------------------------------           --------  --------
     Quarter ended June 30, 1994                $ 8.31    $ 5.88
     Quarter ended September 30, 1994           $ 9.00    $ 6.75
     Quarter ended December 31, 1994            $ 8.06    $ 6.88
     Quarter ended March 31, 1995               $ 8.13    $ 6.75


     As of June 3, 1996 there were 1,903 holders of record of Common Stock. The closing price on that date was $6.75.

      The Company has never paid a cash dividend on the Common Stock and presently intends to retain any future earnings for business development. In addition, the Company is party to a loan agreement which imposes restrictions on its payment of dividends. See Note 9 to Consolidated Financial Statements.
                           ---

- --------------------------------------------------------------------------------
Image Entertainment, Inc.                                                     14

ITEM 6.   SELECTED FINANCIAL DATA.
          -----------------------

     The selected financial data presented below was derived from the consolidated financial statements of the Company and should be read in conjunction with such financial statements, the notes thereto and the other financial information included herein.

                                                                         YEARS ENDED MARCH 31,
                                               1996             1995            1994            1993            1992
                                           ------------     ------------    ------------    ------------    ------------
INCOME STATEMENT DATA:
- ---------------------
Net sales                                 $ 95,086,164    $ 85,590,730     $ 65,577,813     $ 59,813,867    $ 58,661,593
Operating costs and expenses                86,926,339      77,850,931       60,575,598       74,380,855**    56,366,978
Operating income (loss)                      8,159,825       7,739,799        5,002,215      (14,566,988)      2,294,615
Interest expense                              (155,530)     (1,184,190)      (2,335,894)      (2,531,729)     (2,010,152)
Interest income                                337,370         518,258          486,889          439,481         349,165
Amortization of deferred financing costs           --         (111,459)        (270,251)        (315,631)       (116,620)
Net gain on insurance settlement                   --          742,390          959,511              --             --
Income (loss) before income
  taxes and extraordinary item               8,341,665       7,704,798        3,842,470      (16,974,867)        517,008
Income taxes                                  (742,617)       (175,303)        (103,871)            (800)           (800)
Income (loss) before extraordinary item      7,599,048       7,529,495        3,738,599      (16,975,667)        516,208
Extraordinary item, net of taxes                   --       (1,218,831)*       (377,535)*            --             --
Net income (loss)                         $  7,599,048    $  6,310,664     $  3,361,064     $(16,975,667)   $    516,208
Income (loss) per share
  before extraordinary item (Note 5)      $        .49    $        .51     $        .30     $      (1.44)** $        .04
Extraordinary item per share                       --             (.07)*           (.03)*            --              --
Net income (loss) per share (Note 5)      $        .49    $        .44     $        .27     $      (1.44)** $        .04
Weighted average shares
  outstanding (Note 5)                      17,651,367      18,138,957       12,346,967       11,760,401      13,356,675

BALANCE SHEET DATA:
- ------------------
Total assets                              $ 39,405,668    $ 33,490,930     $ 42,526,264     $ 46,745,395    $ 49,358,746
Total liabilities                           18,880,239      16,818,431       31,411,828       39,713,777      30,551,277
Net shareholders' equity                    20,525,429      16,672,499       11,114,436        7,031,618      18,807,469

* Extraordinary item - costs associated with early retirement of debt, net of related taxes of $33,800 and $10,476 for fiscal 1995 and 1994, respectively.
** Includes a nonrecurring pre-tax charge of $10,366,000 equal to $.88 per share (pre-tax), related to the Company's restructuring of its operations.

- --------------------------------------------------------------------------------
15                                                     Image Entertainment, Inc.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS.
         -------------

ACQUISITION

      Effective June 8, 1995, Image NewCo., Inc. ("NewCo"), a newly created wholly-owned subsidiary, acquired and assumed substantially all of the assets and liabilities, respectively, of V.T. Laser, Inc., a privately-held New Jersey based corporation doing business as "U.S. Laser Video Distributors," for a purchase price of approximately $3.1 million in cash. NewCo's name was subsequently changed to U.S. Laser Video Distributors, Inc. ("U.S. Laser").
U.S. Laser is a nonexclusive distributor of optical disc programming and the publisher of LASERVIEWS: America's Laser Disc Magazine, a bimonthly consumer periodical focusing on product announcements, software reviews and articles of general interest to the laserdisc/digital entertainment software consumer. U.S. Laser has been in the laserdisc distribution business since 1985. See Item 1.
                                                                   ---
Business -- General.

      The acquisition was accounted for using the purchase method of accounting. Accordingly, the acquired assets and assumed liabilities were recorded at their fair market value on the acquisition date. The operating results of U.S. Laser, from the acquisition date to March 31, 1996, are included in the accompanying consolidated statement of operations for the year ended March 31, 1996. The Company has classified the amount of purchase price in excess of the fair market value of the net assets acquired as goodwill. At March 31, 1996, goodwill was approximately $183,000 and was included as a component of prepaid expenses and other assets in the accompanying consolidated balance sheet at March 31, 1996.

INSURANCE SETTLEMENTS - BUSINESS INTERRUPTION AND PROPERTY DAMAGE

      On March 30, 1995, the Company received an $880,000 insurance settlement from its claim of business interruption losses sustained in the January 17, 1994 Northridge earthquake. The settlement resulted in a net gain of $742,390 after the accrual of related expenses and reimbursement of incurred costs. The net gain was reported as other income in the accompanying consolidated statement of operations for the year ended March 31, 1995.

      In June 1994, the Company, under its commercial property insurance policy, received a $7,543,000 insurance settlement from its claim to recover damage and losses to personal property including fixtures, property, inventory and equipment sustained in the Northridge earthquake. The settlement resulted in a net gain of $959,511 after the write-off of the net book value of damaged inventory, fixtures, property and equipment, accrual of related royalties and expenses and reimbursement of incurred costs. The net gain was reported as other income in the accompanying consolidated statement of operations for the year ended March 31, 1994.

      At March 31, 1996, the Company had no further claim with respect to damage and losses sustained in the January 17, 1994 Northridge earthquake.

- --------------------------------------------------------------------------------
Image Entertainment, Inc.                                                     16

RESULTS OF OPERATIONS

      Net sales have increased each year in the three-year period ended March 31, 1996 from $65,577,813 in fiscal 1994 to $85,590,730 in fiscal 1995 to
$95,086,164 in fiscal 1996. Operating income has increased each year in the three-year period ended March 31, 1996 from $5,002,215 in fiscal 1994 to $7,739,799 in fiscal 1995 to $8,159,825 in fiscal 1996. Income before income taxes and extraordinary item (excluding the net gains on insurance settlements relating to the January 17, 1994 Northridge earthquake) has increased each year in the three-year period ended March 31, 1996 from $2,882,959 in fiscal 1994 to $6,962,408 in fiscal 1995 to $8,341,665 in fiscal 1996.

      Income before extraordinary item was $7,599,048, or $.49 per share, in fiscal 1996, compared to $7,529,495, or $.51 per share, in fiscal 1995, and $3,738,599, or $.30 per share, in fiscal 1994. The minimal increase in income before extraordinary item in fiscal 1996 as compared to fiscal 1995 is primarily due to a higher effective income tax rate for 1996, as further described below, and a net gain on insurance settlement included in fiscal 1995. Net income increased to $7,599,048, or $.49 per share, for fiscal 1996 from $6,310,664, or $.44 per share, for fiscal 1995 and $3,361,064, or $.27 per share, for fiscal 1994.

FISCAL YEAR ENDED MARCH 31, 1996 COMPARED TO FISCAL YEAR ENDED MARCH 31, 1995

      Net sales for fiscal 1996 increased 11.1% to $95,086,164 from $85,590,730 for fiscal 1995. This increase results from the acquisition of U.S. Laser (see
                                                                            ---
Note 3 to the Consolidated Financial Statements at Item 8 herein). Net sales for fiscal 1996, exclusive of U.S. Laser's net sales, decreased 1.2% to $84,538,855 from $85,590,729 for fiscal 1995. Both fiscal 1996 and 1995 had strong release schedules. The Company's net sales of previously released laserdisc titles in the fourth quarter of fiscal 1996 were not as strong as fiscal 1995 due primarily to the soft retail environment experienced by the chain music/video stores, and may have also been affected by other factors such as the confusion and uncertainty in the marketplace about the pending introduction of DVD software and how its video and audio quality will compare to laserdisc software. See "Summary and Outlook" below. In the future, the
                     ---
Company expects that net sales will be affected by the popularity of new releases, the prevailing economic environment and the extent of the Company's distribution of the DVD format and DVD's market penetration. See Item 1.
                                                              ---
Business -- Cautionary Statements -- "Competition" and "Nature of the Entertainment Industry"; and, "Summary and Outlook" below.

      Cost of laserdisc sales for fiscal 1996 increased to $74,386,545 from $66,773,017 for fiscal 1995. As a percentage of net sales, cost of laserdisc sales for fiscal 1996 increased to 78.2% from 78.0% for fiscal 1995. The increase in cost of laserdisc sales as a percentage of net sales is due primarily to the acquisition of U.S. Laser (U.S. Laser has substantially lower margins as a nonexclusive distributor), offset in part by the impact of salvage inventory sales explained below. The sales mix of higher-margin exclusive product and lower-margin nonexclusive product and the margins within each category vary with the availability and popularity of titles and the Company's marketing emphasis. Lower-margin nonexclusive product sales, including lower-margin U.S. Laser sales, accounted for 18.8% of net sales for fiscal 1996. Lower-margin nonexclusive product sales accounted for 9.5% of net sales for fiscal 1995. Cost of laserdisc sales as a percentage of net sales for fiscal 1996, exclusive of U.S. Laser's net sales and

- -------------------------------------------------------------------------------
17                                                     Image Entertainment, Inc.

cost of laserdisc sales, decreased to 77.5% from 78.0% for fiscal 1995. During fiscal 1996 and 1995, sales of salvaged inventory, retained as part of the June 1994 insurance settlement relating to the January 17, 1994 Northridge earthquake, decreased cost of laserdisc sales as a percentage of net sales (exclusive of U.S. Laser's net sales) to 77.5% from 78.0% for fiscal 1996 and to 78.0% from 79.0% for fiscal 1995.

      Selling expenses increased 13.2% to $4,531,382 for fiscal 1996 from $4,002,482 for fiscal 1995. As a percentage of net sales, selling expenses for fiscal 1996 increased to 4.8% from 4.7% for fiscal 1995. The increase, as a percentage of net sales, resulted from the acquisition of U.S. Laser, which has higher selling expenses as a percentage of net sales. Selling expenses for fiscal 1996, exclusive of U.S. Laser's selling expenses, decreased 2.0% to $3,922,887 from $4,002,482 for fiscal 1995 and, as a percentage of net sales, decreased to 4.6% for fiscal 1996 from 4.7% for fiscal 1995. The decrease as a percentage of net sales was due primarily to a reduction in trade advertising and the lower expense for market development funds provided to customers for advertising, offset almost entirely by increased sales promotions which principally included bundling laserdisc software with laserdisc players. The Company expects to increase its expenditures for market development, trade advertising and sales promotions in the coming fiscal year.

      General and administrative expenses for fiscal 1996 increased 27.3% to $5,124,090 from $4,025,822 for fiscal 1995. As a percentage of net sales, general and administrative expenses increased to 5.4% for fiscal 1996 from 4.7% for fiscal 1995. This increase resulted primarily from the inclusion of U.S. Laser's general and administrative expenses, higher professional fees including investment banking, legal and accounting, higher personnel and fringe benefit costs and higher insurance premium costs. General and administrative expenses for fiscal 1996, exclusive of U.S. Laser's general and administrative expenses, increased 5.0% to $4,229,092 from $4,025,822 for fiscal 1995 and, as a percentage of net sales, increased to 5.0% for fiscal 1996 from 4.7% for fiscal 1995.

      Amortization of production costs for fiscal 1996 decreased 5.4% to $2,884,322 from $3,049,610 for fiscal 1995. As a percentage of net sales, amortization of production costs for fiscal 1996 decreased to 3.0% from 3.6% for fiscal 1995. The decrease as a percentage of net sales is principally attributable to the inclusion of U.S. Laser's net sales in fiscal 1996 and partially attributable to cost savings realized from the Company's digital pre-press equipment installed in January 1995. As a nonexclusive distributor, U.S. Laser does not incur production costs. Amortization of production costs as a percentage of net sales for fiscal 1996, exclusive of U.S. Laser's net sales, decreased to 3.4% from 3.6% for fiscal 1995. In the future, the Company expects amortization of production costs to be a function of the timing and number of Image exclusive titles placed into production.

      Interest expense for fiscal 1996 decreased 88.0% to $155,530 from $1,295,649 for fiscal 1995 (for comparative purposes, fiscal 1995 includes both interest expense and amortization of deferred financing costs). Improved cash flow from operations and the November 1994 refinancing of senior notes with a revolving credit facility resulted in substantially lower borrowings outstanding during fiscal 1996.

      Interest income for fiscal 1996 decreased 34.9% to $337,370 from $518,258 for fiscal 1995. The utilization of cash for the acquisition of U.S. Laser and the repurchase of common stock under the Company's stock repurchase program accounted for the decrease in interest bearing funds.

- -------------------------------------------------------------------------------
Image Entertainment, Inc.                                                    18

      Income taxes for fiscal 1996 were approximately 8.9% of income before income taxes and extraordinary item, substantially higher than the 2.3% and 2.7% effective tax rates for fiscal 1995 and 1994, respectively. Net operating loss carryforwards for Federal and state taxes purposes were utilized to offset taxable income for the three years ended March 31, 1996. However, for fiscal 1996, the net operating loss carryforward for state tax purposes was fully utilized during the second quarter of fiscal 1996, leading to a higher effective income tax rate for state purposes for the full fiscal year.

      Extraordinary item - costs of $1,218,831 associated with early retirement of debt, net of related taxes of $33,800 for fiscal 1995, resulted from a July 1994 prepayment and the November 1994 refinancing described in "Liquidity and Capital Resources" and is composed of prepayment penalties and amortization of deferred financing costs and discount of debt issuance, accelerated as a result of the early retirement ($759,138 of the extraordinary charge represents noncash charges).

FISCAL YEAR ENDED MARCH 31, 1995 COMPARED TO FISCAL YEAR ENDED MARCH 31, 1994

      Net sales for fiscal 1995 increased 30.5% to $85,590,730 from $65,577,813 for fiscal 1994. Fiscal 1995 net sales benefitted from a stronger release schedule than that in fiscal 1994. Net sales are affected by the popularity of new releases and the current economic environment.

      Cost of laserdisc sales for fiscal 1995 increased to $66,773,017 from $50,985,390 for fiscal 1994. As a percentage of net sales, cost of laserdisc sales for fiscal 1995 increased to 78.0% from 77.7% in fiscal 1994. The sales mix of higher-margin exclusive product and lower-margin nonexclusive product and the margins within each category have a direct effect on these percentages and vary with the availability and popularity of titles and the Company's marketing emphasis. Lower margin nonexclusive product sales accounted for 9.5% and 10.5% of net sales for fiscal 1995 and 1994, respectively. During fiscal 1995, sales of salvaged inventory, retained as part of the June 1994 insurance settlement relating to the January 17, 1994 Northridge earthquake, decreased cost of laserdisc sales as a percentage of net sales to 78.0% from 79.0%. Cost of laserdisc sales as a percentage of net sales for fiscal 1995 was also impacted by selling certain slower moving inventory at reduced prices, in the ordinary course of business, not specifically targeted in the Company's March 1993 restructuring. Fiscal 1995 restructuring-targeted inventory sales had an immaterial effect on cost of laserdisc sales as a percentage of net sales.

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

      General and administrative expenses increased 10.1% to $4,025,822 for fiscal 1995 from $3,657,082 for fiscal 1994; however, as a percentage of net sales, general and administrative expenses decreased to 4.7% for fiscal 1995 from 5.6% for fiscal 1994. Fiscal 1995 saw an increase in the allowance for doubtful accounts, higher depreciation expense related to the addition of the creative

- --------------------------------------------------------------------------------
19                                                    Image Entertainment, Inc.

services/computer graphics department's pre-press equipment and higher employee and executive performance-based bonuses.

      Amortization of production costs increased 8.1% to $3,049,610 for fiscal 1995 from $2,819,995 for fiscal 1994; however, as a percentage of net sales, amortization of production costs decreased to 3.6% for fiscal 1995 from 4.3% for fiscal 1994. Amortization of production costs is a function of the timing and number of Image exclusive titles placed into production.

      Interest expense and amortization of deferred financing costs together decreased 50.3% to $1,295,649 for fiscal 1995 from $2,606,145 for fiscal 1994.
The reduction in interest expense and amortization of deferred financing costs resulted from fiscal 1995 and 1994 prepayments of debt and the November 1994 refinancing described in "Liquidity and Capital Resources."

      Extraordinary item - costs of $1,218,831 associated with early retirement of debt, net of related taxes of $33,800 for fiscal 1995, resulted from a July 1994 prepayment and the November 1994 refinancing described in "Liquidity and Capital Resources" and is composed of prepayment penalties and amortization of deferred financing costs and discount of debt issuance, accelerated as a result of the early retirement ($759,138 of the extraordinary charge represents noncash charges). The extraordinary charge of $377,535, net of related taxes of $10,476, for fiscal 1994 resulted from voluntary prepayments of debt and is composed of prepayment penalties and noncash charges of $263,011 in accelerated amortization of deferred financing costs.

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

      Royalty and distribution fee advances represent fixed minimum payments made to licensors for laserdisc programming distribution rights. A licensor's share of program distribution revenues is retained by the Company until the share equals the advance(s) paid to the licensor. Thereafter, any excess is paid to the licensor. In the event of an excess, the Company records, as a cost of laserdisc sales, an amount equal to the licensor's share of the net distribution revenues. Royalty and distribution fee advances are charged to operations as revenues are earned, and are stated at the lower of unamortized cost or estimated net realizable value on an individual-title or license-agreement basis.

- --------------------------------------------------------------------------------
Image Entertainment, Inc.                                                     20

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

      In March 1995, Statement of Financial Accounting Standards No. 121, "Accounting For The Impairment Of Long-Lived Assets And For Long-Lived Assets To Be Disposed Of" ("SFAS No. 121"), was issued. SFAS No. 121 provides guidelines for the recognition of impairment losses related to long-term assets and is effective for fiscal years beginning after December 15, 1995 with earlier adoption encouraged. The Company intends to adopt SFAS No. 121 for its fiscal year ending March 31, 1997. While the Company is still evaluating SFAS No. 121, it does not believe that adoption will have a material effect on the Company's consolidated financial statements.

      In October 1995, Statement of Financial Accounting Standards No. 123, "Accounting For Stock-Based Compensation" ("SFAS No. 123"), was issued. SFAS No. 123 provides guidelines for the recognition of expense and related disclosures for stock-based compensation and is effective for fiscal years beginning after December 31, 1995 with earlier adoption encouraged. The Company intends to adopt SFAS No. 123 for its fiscal year ending March 31, 1997. While the Company is still evaluating SFAS No. 123, it currently expects to elect to continue to measure compensation costs under Accounting Principles Board Opinion No. 25, "Accounting For Stock Issued To Employees," and to comply with the proforma disclosure requirements of SFAS No. 123. If the Company makes this election, the adoption of SFAS No. 123 will not have a material effect on the Company's consolidated financial statements.

INFLATION

      Management believes that inflation is not a material factor in the operation of the Company's business at this time.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's working capital requirements vary primarily with the level of its licensing, production and distribution activities. The principal uses of working capital are for program licensing costs (i.e., royalty payments,
                                                 ----
including advances, to program suppliers), distribution fee advances, manufacturing and production costs, costs of acquiring finished product for wholesale distribution and selling, general and administrative expenses. Since January 1995, the Company has used working capital for both the repurchase of its common stock and the acquisition of assets of U.S. Laser. Working capital requirements increase as licensing and distribution activities increase. Working capital has historically been provided by private sales of common stock, notes representing long-term debt, bank borrowings and cash flow from operations. For fiscal 1996, operating activities provided cash of $10,359,922, investing activities used cash of $3,682,962 and financing activities used cash of $4,198,081, resulting in a net increase in cash and cash equivalents of $2,478,879.

      Effective June 8, 1995, the Company acquired and assumed substantially all of the assets and liabilities, respectively, of V.T. Laser, Inc., a privately-held New Jersey based corporation doing business as "U.S. Laser Video Distributors," for a purchase price of approximately $3.1 million in cash. See
                                                                            ---
"Acquisition" above. The transaction was funded through operating cash flow and borrowings under the Company's revolving credit facility.

- --------------------------------------------------------------------------------
21                                                     Image Entertainment, Inc.

      To refinance its existing long-term debt and gain borrowing flexibility to maintain growth, on November 15, 1994, the Company entered into a Loan and Security Agreement with Foothill Capital Corporation, an asset-based lender.
The agreement provides for revolving advances and the issuance of and guaranty of standby letters of credit under a $14,250,000 revolving credit facility and a series of term loans under a $750,000 capital expenditure term loan facility. The term of the agreement is three years, renewable automatically thereafter for successive one-year periods unless earlier terminated by either party on 120 days' prior written notice. Concurrent with funding of the revolving credit facility, the Company immediately retired $11,500,000 of long-term debt representing the outstanding balance of a November 18, 1991 private placement.

      Borrowings under the agreement are secured by substantially all of the Company's assets and bear interest at the highest prime rate of three reference banks plus 1.5% (9.75% at March 31, 1996), payable monthly. Funds available for borrowing under the credit facility may not exceed the borrowing base specified in the agreement. At March 31, 1996, the Company had no borrowings outstanding under the revolving credit and term loan facilities and had borrowing availability of approximately $11,470,000. The agreement requires the Company to comply with certain financial and operating covenants. To accommodate the U.S. Laser acquisition, the Company's lender waived compliance with certain covenants which restrict corporate acquisitions and related expenditures. At March 31, 1996, the Company was in compliance with all financial and other operating covenants.

      At March 31, 1996, the Company had $2,500,000 of outstanding letters of credit issued and guaranteed by the Company's lender and expiring on November 15, 1996. These letters of credit secure balances due to program suppliers.

      On January 16, 1995, the Company's Board of Directors announced approval of a stock repurchase program authorizing the Company to buy up to one million shares of its outstanding common stock. Purchases will be made from time to time in open market and/or privately negotiated transactions based on current market conditions and other factors. During the years ended March 31, 1996 and 1995, the Company has repurchased 653,300 and 254,800 shares of its common stock, respectively for $4,388,150 and $1,868,481, respectively. Since the announcement and through March 31, 1996, the Company has repurchased 908,100 shares of its common stock for $6,256,631.

      At March 31, 1996, as adjusted for additional commitments made through May 24, 1996, the Company had license obligations for royalty advances and minimum guarantees and exclusive distribution fee obligations for minimum guarantees of approximately $11,749,000 during fiscal 1997, $5,475,000 during fiscal 1998, $9,397,000 during fiscal 1999 and $7,589,000 during fiscal 2000. These advances and guarantees are recoupable against royalties and distribution fees earned by the licensors and program suppliers, respectively. Depending upon the competition for license and exclusive distribution rights, the Company may have to pay increased advances, guarantees and/or royalty rates in order to acquire or retain such rights in the future.

      Management believes its internal and external sources of funding are adequate to meet anticipated needs.

- --------------------------------------------------------------------------------
Image Entertainment, Inc.                                                     22

SUMMARY AND OUTLOOK

      During the fourth quarter of fiscal 1996, the Company experienced weaker net sales of previously released laserdisc titles versus the same prior-year period. Management believes this to be a result of the soft retail environment affecting the chain music/video stores and possible confusion and uncertainty in the marketplace about the pending introduction of the digital video disc ("DVD") format. Management believes the retail environment affecting the chain music/video stores will strengthen over the long term and is looking forward to releasing future high visibility titles, such as Toy Story, Pocahontas, The Birdcage, The Rock, Independence Day and Broken Arrow. See Item 1. Business --
                                                        ---
Cautionary Statements -- "Nature of Entertainment Industry" and "Delays of Releases."

      The promotion surrounding the pending introduction of the new DVD format has created confusion and uncertainty in the marketplace. In the event that the DVD format is released in the foreseeable future, it could have an impact on the laserdisc market. However, no verifiable information currently exists relative to the format's introduction date (or the number of studios participating in the initial roll-out), expected consumer acceptance, expected market penetration, video quality (as compared to laserdisc quality), software price (i.e., sell-through only pricing versus two-tiered sell-through and rental pricing), hardware price, production cost, and the number and breadth of titles that will be available when the format is introduced and, subsequent thereto, the frequency and number of additional new and catalogue titles expected to be released in the format. The Company nevertheless believes, although there can be no assurances, that the laserdisc format will remain viable despite the introduction of DVD because over 10,000 titles in a broad range of categories are available on laserdisc, an established consumer base exists for laserdisc, many laserdiscs are released in the special edition format that appeals to collectors and many laserdisc consumers own large collections of laserdisc titles. See Item 1. Business -- Cautionary Statements -- "Competition" and
         ---
"Nature of Entertainment Industry."

      In September 1995, the Company signed a four-year extension to its November 26, 1991 license agreement with Buena Vista Home Video giving the Company exclusive laserdisc license and distribution rights to Disney, Touchstone, Hollywood Pictures and Buena Vista Home Video, and certain Miramax, programming through December 31, 1999.

      In April 1996, the Company entered into an agreement in principle pursuant to which Thomson Consumer Electronics, a leading hardware manufacturer whose brands include RCA and Proscan, granted exclusive rights to the Company for the distribution to Thomson dealers (approximately 5,000 locations) of DVD software. The parties contemplate entering into a definitive agreement in fiscal 1997, which agreement will include, among other provisions, the term of the agreement and a list of the participating studios whose titles will be distributed by the Company to Thomson dealers.

      In May 1996, the Company entered into an exclusive laserdisc output license and distribution agreement pursuant to which the Company acquired the right to replicate, market and distribute MGM/UA Home Entertainment programming on laserdisc in the United States and Canada through the year 2001.

- --------------------------------------------------------------------------------
23                                                     Image Entertainment, Inc.

      The Company recently reached an agreement in principle to extend its July 1, 1992 exclusive laserdisc purchase and distribution agreement with Twentieth Century Fox Home Entertainment through June 30, 1999. No other terms of the agreement are materially changed. The parties contemplate entering into a definitive written agreement in fiscal 1997.

      In June 1996, the Company entered into an agreement to purchase approximately 16.5 acres of unimproved real property in Las Vegas, Nevada for approximately $4 million. The property is located adjacent to McCarran International Airport. The Company intends to build an approximately 85,000 square foot, automated warehouse and distribution facility on approximately 8 acres of the acquired property to accommodate anticipated business growth through the year 1999 and allow for a 24-hour product turn. The architectural plans allow for expansion of the building's footprint up to a maximum of 150,000 square feet to accommodate additional business growth. The Company plans to sell the balance of the property which is subject to customary zoning and other commercial property restrictions and which consists of street-frontage acreage. The new facility will replace the Company's existing 48,300 square foot leased facility in Chatsworth, California. The Company intends to sublease the Chatsworth, California space through the termination of its leasehold obligations. The Company believes the new facility will be completed by June 1, 1997. The close of escrow and ultimate purchase of the property is contingent upon the achievement of certain rezoning objectives and the obtaining of acceptable financing. The total estimated project cost, assuming the divestiture of approximately 8.5 acres of the new property and inclusive of building construction and equipment costs, is $7.5 million, for which the Company is currently seeking financing. There can be no assurances that the Company will obtain such financing on terms and conditions reasonable or acceptable to the Company. The Company plans to create a new division, Image Distribution Services, that will offer third-party distribution services such as inventory management, order processing and distribution. See Item 1. Business
                                                          ---
- -- Recent Developments and Item 2.  Properties.

      In August 1996, the Company expects to release the first of several fully-interactive CD-ROM titles jointly developed, published and distributed by the Company and The Voyager Company. The first release is A Night To Remember, the 1958 British classic documenting the tragic sinking of the ocean liner Titanic. In addition to the full-length feature film, the CD-ROM will contain a wealth of ancillary material including the ship's blueprint, passenger log and disaster time line. The Company also expects to release under the arrangement two additional titles in calendar 1996, King Kong and Citizen Kane. The Voyager Company is a New York based privately held company that develops, publishes and distributes innovative, entertainment programming on CD-ROM. The Voyager Company also produces the acclaimed Criterion Collection line of laserdisc programming which the Company distributes exclusively. See Item 1. Business -- Cautionary Statements -- "Nature of the Entertainment Industry."

      The Company continues to license new programming for laserdisc distribution as well as seek to renew and extend relationships with existing studios. The Company will seek exclusive and nonexclusive DVD distribution rights where available.

      In addition to its laserdisc licensing and distribution, the Company continues to seek investment opportunities in growth oriented companies which would be complementary to the Company's existing operations such as proprietary content production or software distribution businesses. See Item 1. Business --
                                                         ---
Cautionary Statements -- "Acquisition Opportunities." Should additional suitable investment opportunities arise that would require funds in excess of those provided by operations and availability under the Company's revolving credit facility, additional financing sources may be sought.

- --------------------------------------------------------------------------------
Image Entertainment, Inc.                                                     24

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
         -------------------------------------------


                        INDEX TO CONSOLIDATED FINANCIAL STATEMENTS                          PAGE

Independent Auditors' Report..............................................................   27

Consolidated Balance Sheets at March 31, 1996 and 1995....................................   28

Consolidated Statements of Operations for the years ended March 31, 1996, 1995 and 1994...   30

Consolidated Statements of Shareholders' Equity for the years ended March 31, 1996,
1995 and 1994.............................................................................   31

Consolidated Statements of Cash Flows for the years ended March 31, 1996, 1995 and 1994...   32

Notes to Consolidated Financial Statements................................................   35

Schedule II - Valuation and Qualifying Accounts...........................................   50

- --------------------------------------------------------------------------------
25                                                     Image Entertainment, Inc.

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Image Entertainment, Inc.:


We have audited the accompanying consolidated financial statements of Image Entertainment, Inc. and subsidiary as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the accompanying financial statement schedule, as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Image Entertainment, Inc. and subsidiary as of March 31, 1996 and 1995 and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                        /s/ KPMG PEAT MARWICK LLP


Los Angeles, California
May 24, 1996 except for Note 14 which is as of June 5, 1996

- --------------------------------------------------------------------------------
Image Entertainment, Inc.                                                     26

                          CONSOLIDATED BALANCE SHEETS

                            MARCH 31, 1996 AND 1995

- --------------------------------------------------------------------------------

                                     ASSETS

                                                           1996          1995
                                                        -----------   -----------

Cash and cash equivalents                               $ 4,665,942   $ 2,187,063

Accounts receivable, net of allowances of
 $3,183,000 - 1996; $2,700,000 - 1995                    13,333,372    11,986,576

Inventories (Note 6)                                     18,445,137    16,283,281

Prepaid expenses and other assets                           906,098       668,590

Notes receivable, net of deferred gain
 and allowances (Note 7)                                     75,908       352,017

Property, equipment and improvements, net (Note 8)        1,979,211     2,013,403
                                                        -----------   -----------

                                                        $39,405,668   $33,490,930
                                                        ===========   ===========




          See accompanying notes to consolidated financial statements.

- -------------------------------------------------------------------------------
27                                                     Image Entertainment, Inc.

                          CONSOLIDATED BALANCE SHEETS

                            MARCH 31, 1996 AND 1995

- --------------------------------------------------------------------------------

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                     1996           1995
                                                                 ------------   -------------

LIABILITIES:

Accounts payable and accrued liabilities                         $15,538,275    $ 11,150,261

Accrued royalties (Note 6)                                         3,341,964       5,564,812

Capital lease obligations                                                 --         103,358
                                                                 -----------    ------------

     Total liabilities                                            18,880,239      16,818,431
                                                                 -----------    ------------

Commitments and Contingencies (Notes 7, 13 and 14)

SHAREHOLDERS' EQUITY:

Preferred stock, $1 par value, 3,365,385 shares authorized;
  none issued and outstanding                                             --              --

Common stock, no par value, 25,000,000 shares authorized;
  13,556,160 and 13,797,429 issued and outstanding
  in 1996 and 1995, respectively (Note 11)                        21,121,582      25,216,305

Stock warrants (Note 10)                                            (233,401)       (582,006)

Additional paid-in capital                                         3,064,129       3,064,129

Accumulated deficit                                               (3,426,881)    (11,025,929)
                                                                 -----------    ------------
     Net shareholders' equity                                     20,525,429      16,672,499
                                                                 -----------    ------------
                                                                 $39,405,668    $ 33,490,930
                                                                 ===========    ============

          See accompanying notes to consolidated financial statements.

- --------------------------------------------------------------------------------
Image Entertainment, Inc.                                                     28

                     CONSOLIDATED STATEMENTS OF OPERATIONS

               FOR THE YEARS ENDED MARCH 31, 1996, 1995 AND 1994

- --------------------------------------------------------------------------------

                                                      1996           1995           1994
                                                  ------------   ------------   ------------

NET SALES                                         $95,086,164    $85,590,730    $65,577,813

OPERATING COSTS AND EXPENSES:
  Cost of laserdisc sales                          74,386,545     66,773,017     50,985,390
  Selling expenses                                  4,531,382      4,002,482      3,113,131
  General and administrative expenses               5,124,090      4,025,822      3,657,082
  Amortization of production costs                  2,884,322      3,049,610      2,819,995
                                                  -----------    -----------    -----------
                                                   86,926,339     77,850,931     60,575,598
                                                  -----------    -----------    -----------

OPERATING INCOME                                    8,159,825      7,739,799      5,002,215

OTHER EXPENSES (INCOME):
  Interest expense                                    155,530      1,184,190      2,335,894
  Interest income                                    (337,370)      (518,258)      (486,889)
  Amortization of deferred financing costs                 --        111,459        270,251
  Net gain on insurance settlement (Note 4)                --       (742,390)      (959,511)
                                                  -----------    -----------    -----------
                                                     (181,840)        35,001      1,159,745
                                                  -----------    -----------    -----------

INCOME BEFORE INCOME TAXES
  AND EXTRAORDINARY ITEM                            8,341,665      7,704,798      3,842,470

INCOME TAXES (Note 12)                                742,617        175,303        103,871
                                                  -----------    -----------    -----------

INCOME BEFORE EXTRAORDINARY ITEM                    7,599,048      7,529,495      3,738,599

EXTRAORDINARY ITEM - COSTS ASSOCIATED
  WITH EARLY RETIREMENT OF DEBT,
  NET OF TAXES (Note 9)                                    --      1,218,831        377,535
                                                  -----------    -----------    -----------

NET INCOME                                        $ 7,599,048    $ 6,310,664    $ 3,361,064
                                                  ===========    ===========    ===========

NET INCOME PER SHARE (Note 5):
  Income before extraordinary item                       $.49           $.51    $       .30
  Extraordinary item - costs associated with
     early retirement of debt                              --           (.07)          (.03)
                                                  -----------    -----------    -----------

NET INCOME PER SHARE                                     $.49           $.44    $       .27
                                                  ===========    ===========    ===========

WEIGHTED AVERAGE SHARES
  OUTSTANDING (Note 5)                             17,651,367     18,138,957     12,346,967
                                                  ===========    ===========    ===========


          See accompanying notes to consolidated financial statements.

- -------------------------------------------------------------------------------
29                                                     Image Entertainment, Inc.

       CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (NOTES 10 AND 11)

               FOR THE YEARS ENDED MARCH 31, 1996, 1995 AND 1994

- --------------------------------------------------------------------------------



                                              Common Stock
                                      --------------------------      Stock          Additional       Accumulated
                                        Shares         Amount        Warrants     Paid-in Capital       Deficit
                                      -----------   ------------   ------------   ----------------   -------------

BALANCES, March 31, 1993              12,121,775    $25,875,237    ($1,279,216)        $3,133,254    ($20,697,657)
  Exercise of options                    438,139        373,149             --                 --              --
  Amortization of stock warrants              --             --        348,605                 --              --
  Net income                                  --             --             --                 --       3,361,064
                                      ----------    -----------    -----------    ---------------    ------------

BALANCES, March 31, 1994              12,559,914     26,248,386       (930,611)         3,133,254     (17,336,593)
  Exercise of options                  1,492,315        836,400             --                 --              --
  Stock repurchased                     (254,800)    (1,868,481)            --                 --              --
  Warrant repurchased                         --             --             --            (69,125)             --
  Amortization of stock warrants              --             --        348,605                 --              --
  Net income                                  --             --             --                 --       6,310,664
                                      ----------    -----------    -----------    ---------------    ------------

BALANCES, March 31, 1995              13,797,429     25,216,305       (582,006)         3,064,129     (11,025,929)
  Exercise of options                    412,031        293,427             --                 --              --
  Stock repurchased                     (653,300)    (4,388,150)            --                 --              --
  Amortization of stock warrants              --             --        348,605                 --              --
  Net income                                  --             --             --                 --       7,599,048
                                      ----------    -----------    -----------    ---------------    ------------

BALANCES, March 31, 1996              13,556,160    $21,121,582      ($233,401)        $3,064,129     ($3,426,881)
                                      ==========    ===========    ===========    ===============    ============


          See accompanying notes to consolidated financial statements.

- --------------------------------------------------------------------------------
Image Entertainment, Inc.                                                     30

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

               FOR THE YEARS ENDED MARCH 31, 1996, 1995 AND 1994

- --------------------------------------------------------------------------------


                                                               1996           1995           1994
                                                           ------------   ------------   ------------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                 $ 7,599,048    $ 6,310,664    $ 3,361,064
Adjustments to reconcile net income
 to net cash provided (used) by operating activities:
  Depreciation and amortization                                797,639        795,581        678,786
  Amortization of production costs                           2,884,322      3,049,610      2,819,995
  Amortization of loan costs                                        --        953,396        677,545
  Amortization of stock warrants                               348,605        348,605        348,605
  Loss on disposition of equipment                                  --             --          4,264
Changes in assets and liabilities
 associated with operating activities, net of
 acquired business:
  (Increase) decrease in:
  Accounts receivable                                        1,526,474     (2,598,298)     5,476,697
  Insurance settlement receivable                                   --      6,543,059     (6,543,059)
  Laserdisc inventory                                         (609,569)    (1,821,629)     5,983,221
  Royalty and distribution fee advances, net                   233,849      1,419,132        477,855
  Production cost expenditures                              (3,054,506)    (2,932,050)    (2,636,821)
  Prepaid expenses and other assets                            (23,886)         2,266       (107,829)
  Notes receivable                                             276,109        219,682        142,284
  Accounts payable, accrued royalties
    and liabilities                                            381,837     (1,274,672)    (1,671,812)
                                                           -----------    -----------    -----------

    Net cash provided by operating activities               10,359,922     11,015,346      9,010,795
                                                           -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition of business, less cash acquired                 (3,130,804)            --             --
Capital expenditures                                          (552,158)    (1,023,550)       (26,601)
Purchases of short-term investments                                 --     (1,015,479)    (4,796,544)
Proceeds from maturities of
 short-term investments                                             --      5,671,886      3,180,153
                                                           -----------    -----------    -----------

    Net cash (used) provided by
       investing activities                                 (3,682,962)     3,632,857     (1,642,992)
                                                           -----------    -----------    -----------




          See accompanying notes to consolidated financial statements.

- -------------------------------------------------------------------------------
31                                                     Image Entertainment, Inc.

               FOR THE YEARS ENDED MARCH 31, 1996, 1995 AND 1994

- --------------------------------------------------------------------------------


                                                               1996            1995            1994
                                                           -------------   -------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

Advances under revolving credit facility                   $ 27,800,549    $ 29,102,618             --
Repayment of advances under revolving credit facility       (27,800,549)    (29,102,618)            --
Principal payments under capital lease obligations             (103,358)       (215,583)     ($274,420)
Repurchase of warrant and common stock                       (4,388,150)     (1,937,606)            --
Net proceeds from exercise of stock options                     293,427         836,400        373,149
Repayment of senior secured notes payable                            --     (13,500,000)    (6,500,000)
                                                           ------------    ------------    -----------

     Net cash used by
        financing activities                                 (4,198,081)    (14,816,789)    (6,401,271)
                                                           ------------    ------------    -----------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                        2,478,879        (168,586)       966,532

Cash and cash equivalents at beginning of year                2,187,063       2,355,649      1,389,117
                                                           ------------    ------------    -----------

Cash and cash equivalents at end of year                   $  4,665,942    $  2,187,063    $ 2,355,649
                                                           ============    ============    ===========

SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION:

Cash paid during the year for:
  Interest                                                 $    114,754    $  1,723,234    $ 2,432,269
  Income taxes                                             $    585,000    $     70,950    $    66,000
                                                           ============    ============    ===========


          See accompanying notes to consolidated financial statements.

- --------------------------------------------------------------------------------
Image Entertainment, Inc.                                                     32

               FOR THE YEARS ENDED MARCH 31, 1996, 1995 AND 1994

- --------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURES OF NONCASH OPERATING, INVESTING AND FINANCING
ACTIVITIES:

  As discussed at Note 3 to the consolidated financial statements, in June 1995, the Company acquired certain assets and assumed certain liabilities of V.T. Laser, Inc. for $3,065,602:

       Fair value of assets acquired                 $ 4,724,377
       Excess of purchase price over fair value
          of net assets acquired recorded as
          goodwill                                       189,756
       Cash paid for net assets acquired              (3,065,602)
       Expenses incurred in connection with
          the acquisition                                (65,202)
                                                     -----------
       Liabilities assumed                           $ 1,783,329
                                                     ===========

  Fully depreciated property, equipment and improvements removed from property, equipment and improvement costs totaled $1,187,598 at March 31, 1996.

  Fully amortized production costs removed from production costs totaled $2,766,896 and $3,208,593 at March 31, 1996 and 1995, respectively.

  Capital expenditures for the year ended March 31, 1994 excludes $204,053 of property and equipment destroyed in the January 17, 1994 Northridge earthquake and reimbursed under the insurance settlement. See Note 4 to the Consolidated
                                               ---
Financial Statements for additional information.



          See accompanying notes to consolidated financial statements.

- --------------------------------------------------------------------------------
33                                                     Image Entertainment, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

Image Entertainment, Inc. (the "Company") was incorporated in Colorado on April 1, 1975. In November 1989, the Company reincorporated in California. The Company's primary business is the distribution of programming on laserdisc under exclusive and nonexclusive license and wholesale distribution agreements.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

Consolidation
- -------------

The consolidated financial statements include those of the Company and its wholly-owned subsidiary, U.S. Laser Video Distributors, Inc. (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents
- -------------------------

The Company considers all highly liquid investments purchased with maturities of three months or less to be cash equivalents.

Accounts Receivable
- -------------------

At March 31, 1996 and 1995, the allowance for doubtful accounts was $333,000 and $200,000, respectively, and the allowance for sales returns was $2,850,000 and $2,500,000, respectively.

Amortization of Production Costs
- --------------------------------

The Company amortizes its capitalized production costs in accordance with the provisions of Statement of Financial Accounting Standards No. 53 ("SFAS No. 53"). Pursuant to the income forecast method, a percentage of the production costs is charged to expense each month based upon (i) a projected revenue stream resulting from distribution of new and previously released laserdisc programming related to the production costs and (ii) management's estimate of the ultimate net realizable value of the production costs. Estimates of future revenues are reviewed periodically and amortization of production costs is adjusted accordingly. If estimated future revenues are not sufficient to recover the unamortized balance of production costs, such costs are reduced to the estimated net realizable value.

Revenue Recognition
- -------------------

Revenue is recognized upon shipment. The Company's return policy allows customers to return a percentage of laserdiscs purchased on a quarterly basis. This allowance is noncumulative, is based on the customer's prior quarter purchases and is limited on an individual-title basis. The Company provides for estimated returns when product is shipped to customers.

- --------------------------------------------------------------------------------
Image Entertainment, Inc.                                                     34

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

Major Customers
- ---------------

One customer accounted for 10.9% of fiscal 1996 net sales. No customers individually accounted for 10% or more of fiscal 1995 and 1994 net sales.

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

Goodwill
- --------

The excess of purchase price over the value of the net assets acquired is included in prepaid expenses and other assets and is amortized on a straight-line basis over a 20-year period. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining useful life can be recovered through undiscounted future operating cashflow from the acquired operation.

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

Fourth Quarter Adjustments
- --------------------------

During the fourth quarter of fiscal 1995 and 1994, the Company recorded a net gain on insurance settlement of claims of business interruption and property damage, respectively, related to the January 17, 1994 Northridge earthquake of $742,390 and $959,511, respectively. See Note 4 to the Consolidated Financial
                                      ---
Statements.

Fair Value of Financial Instruments
- -----------------------------------

Carrying amounts approximate fair value due to the relatively short maturity of such instruments.

- --------------------------------------------------------------------------------
35                                                     Image Entertainment, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

Use of Estimates
- ----------------

Company management has made a number of estimates and assumptions relating to the reporting of assets and liabilities in conformity with generally accepted accounting principles. Actual results could differ from these estimates.

Reclassifications
- -----------------

Certain fiscal 1995 and 1994 balances have been reclassified to conform with the fiscal 1996 presentation.


NOTE 3.  ACQUISITION.

Effective June 8, 1995, Image NewCo., Inc. ("NewCo"), a newly created wholly-owned subsidiary, acquired and assumed substantially all of the assets and liabilities, respectively, of V.T. Laser, Inc., a privately-held New Jersey based corporation doing business as "U.S. Laser Video Distributors," for a purchase price of approximately $3.1 million in cash. NewCo's name was subsequently changed to U.S. Laser Video Distributors, Inc. ("U.S. Laser").
U.S. Laser is a nonexclusive distributor of optical disc programming and the publisher of LASERVIEWS: America's Laser Disc Magazine, a bimonthly consumer periodical focusing on product announcements, software reviews and articles of general interest to the laserdisc/digital entertainment software consumer. U.S. Laser has been in the laserdisc distribution business since 1985.

The acquisition was accounted for using the purchase method of accounting. Accordingly, the acquired assets and assumed liabilities were recorded at their fair market value on the acquisition date. The operating results of U.S. Laser, from the acquisition date to March 31, 1996, are included in the accompanying consolidated statement of operations for the year ended March 31, 1996. The Company has classified the amount of purchase price in excess of the fair market value of the net assets acquired as goodwill. At March 31, 1996, goodwill was approximately $183,000 and is included as a component of prepaid expenses and other assets in the accompanying consolidated balance sheet at March 31, 1996. Goodwill is being amortized on a straight-line method over 20 years. Amortization charged to operations for the year ended March 31, 1996 was immaterial. The acquisition of U.S. Laser does not qualify as a significant subsidiary as defined in Security and Exchange Commission Rules and Regulations and, accordingly, proforma information is not presented.

NOTE 4.  INSURANCE SETTLEMENTS - BUSINESS INTERRUPTION AND PROPERTY DAMAGE.

On March 30, 1995, the Company received an $880,000 insurance settlement from its claim of business interruption losses sustained in the January 17, 1994 Northridge earthquake. The settlement resulted in a net gain of $742,390 after the accrual of related expenses and reimbursement of incurred costs. The net gain was reported as other income in the accompanying consolidated statement of operations for the year ended March 31, 1995.

- --------------------------------------------------------------------------------
Image Entertainment, Inc.                                                     36

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

In June 1994, the Company received a $7,543,000 insurance settlement from its claim to recover damage and losses to personal property including fixtures, property, inventory and equipment sustained in the Northridge earthquake. Of the settlement, $1,000,000 was received in February 1994 and the remaining $6,543,000 was received in June 1994. The settlement resulted in a net gain of $959,511 after the write-off of the net book value of damaged inventory, fixtures, property and equipment, accrual of related royalties and expenses and reimbursement of incurred costs. The net gain was reported as other income in the accompanying consolidated statement of operations for the year ended March 31, 1994.

At March 31, 1996, the Company had no further claim with respect to damage and losses sustained in the January 17, 1994 Northridge earthquake.

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

The effects of the application of the modified treasury stock method were included in determining net income per share for the years ended March 31, 1996 and 1995 and were excluded from the per share amounts for the year ended March 31, 1994.

Fully diluted net income per share was not presented since the amounts do not differ significantly from the primary net income per share.

- --------------------------------------------------------------------------------
37                                                     Image Entertainment, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

years ended March 31, 1996, 1995 and 1994:

                                                   1996           1995           1994
                                                -----------   ------------   ------------
As Presented
- ------------
Income before extraordinary item                $ 7,599,048   $ 7,529,495    $ 3,738,599
Extraordinary item, net of taxes                         --     1,218,831        377,535
                                                -----------   -----------    -----------
Net income                                        7,599,048     6,310,664      3,361,064
                                                -----------   -----------    -----------

Adjustments
- -----------
Add: reduction of interest expense on
  assumed reduction of debt, net of taxes            73,987     1,074,638             --
Add: interest income on assumed investment
  in U.S. government securities,
  net of taxes                                      925,446       635,999             --
                                                -----------   -----------    -----------
Adjustments to income before extraordinary
  item and net income                               999,433     1,710,637             --
                                                -----------   -----------    -----------

As Adjusted
- -----------
Income before extraordinary item                  8,598,481     9,240,132      3,738,599
Extraordinary item, net of taxes                         --     1,218,831        377,535
                                                -----------   -----------    -----------
Net income                                      $ 8,598,481   $ 8,021,301    $ 3,361,064
                                                ===========   ===========    ===========

Weighted average common shares and
  common share equivalents outstanding:
Common shares                                    13,569,554    13,255,228     12,346,967
Common stock options and warrants                 4,081,813     4,883,729             --
                                                -----------   -----------    -----------
                                                 17,651,367    18,138,957     12,346,967
                                                ===========   ===========    ===========

Net income per share:
Income before extraordinary item                $       .49   $       .51    $       .30
Extraordinary item                                       --          (.07)          (.03)
                                                -----------   -----------    -----------
Net income per share                            $       .49   $       .44    $       .27
                                                ===========   ===========    ===========

- --------------------------------------------------------------------------------
Image Entertainment, Inc.                                                     38

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

NOTE 6.  INVENTORIES.

Inventories at March 31, 1996 and 1995 are summarized as follows:

                                                   1996          1995
                                                -----------   -----------
     Laserdisc inventory                        $13,956,276   $11,730,755
     Royalty and distribution fee advances        3,169,444     3,403,293
     Production costs                             1,319,417     1,149,233
                                                -----------   -----------

                                                $18,445,137   $16,283,281
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

The costs to produce licensed laserdisc programming include the cost of converting film prints or tapes into the laserdisc format, jacket artwork costs and the overhead of the Company's creative services/computer graphics and production departments. As discussed in Note 2 to the Consolidated Financial Statements, the Company amortizes its production costs in accordance with SFAS No. 53. Production costs are net of accumulated amortization of $4,941,715 and $4,838,547 at March 31, 1996 and 1995, respectively. The Company expects to amortize substantially all of the March 31, 1996 production costs through fiscal 1998.

NOTE 7.  NOTES RECEIVABLE - SALE OF CERTAIN ASSETS.

On December 31, 1990, the Company entered into a Purchase and Sale Agreement (the "Agreement") with LEI Partners, L.P., a California Limited Partnership ("LEI"), pursuant to which the Company sold all of the assets of the adult laserdisc licensing and distribution business for $3,828,600. The purchase price consisted of $300,000 cash, a $1,328,600 note ("Note A") and a $2,200,000 note ("Note B").

On December 31, 1995, LEI defaulted on a $581,600 principal payment due under Note A and breached the Agreement. As a result of the default, the unpaid balances of Notes A and B became immediately due and payable.

- --------------------------------------------------------------------------------
39                                                     Image Entertainment, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

On February 1, 1996, the Company and LEI entered into a Settlement and Forbearance Agreement ("Settlement Agreement") to resolve certain disputes between the Company and LEI including but not limited to its default under Note A and related breach of the Agreement. Under the Settlement Agreement, LEI will be able to satisfy its obligations otherwise owing under Note A by timely making the following payments of principal and interest aggregating the total amount of $1,379,299: (a) initial payment of $219,387 on February 9, 1996, $200,000 of which represents principal and $19,387 of interest accrued through January 31, 1996; (b) 48 equal monthly installments of $15,000 on the last business day of each month commencing on February 29, 1996 and ending on January 31, 2000, which payments each represent principal and interest at 8% per annum; (c) an additional quarterly payment of $15,000 on the last business day of each third month in which monthly installments are required to be paid (16 quarterly payments in total); and (d) concurrent with the final monthly payment and quarterly installment payment, an additional amount of $199,912, which payment represents the remaining principal balance due under Note A.

Contingent upon and subsequent to LEI's full performance of all of its obligations under the Settlement Agreement, the remaining principal balance due under Note B will be discharged in full. If any event of default (as defined in the Settlement Agreement) occurs and is continuing, including but not limited to the failure to make all or any one of the payments described above when due, all of the terms and conditions of the Settlement Agreement will be automatically revoked, and all of the terms and conditions of the Agreement and Notes A and B will be automatically and immediately reinstated, and the unpaid balances of Notes A and B will be immediately due and payable.

As of March 31, 1996, principal balances of $945,985 and $1,790,671 remained due under Notes A and B, respectively. At March 31, 1996, the Company offset the remaining principal balance under Note B against the equivalent amount of deferred revenue originally recorded in December 1990 in anticipation of LEI's full performance of all of its obligations under the Settlement Agreement, in which event the Company would discharge the remaining principal balance due under Note B.

The accompanying consolidated balance sheet at March 31, 1996 reflects notes receivable of $75,908 which represents the total remaining principal balance due under Note A, net of the deferred gain on sale and other allowances of $870,077. Recognition of the gain on sale has been deferred until the net book value of the assets originally sold to LEI is fully recovered. Once the net receivable at March 31, 1996 of $75,908 is collected, the Company will recognize a gain on sale as principal payments under the Settlement Agreement are received. At March 31, 1996, LEI was in compliance with all the terms and conditions of the Settlement Agreement.

- --------------------------------------------------------------------------------
Image Entertainment, Inc.                                                     40

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

NOTE 8.  PROPERTY, EQUIPMENT AND IMPROVEMENTS.

Property, equipment and improvements, stated at cost, at March 31, 1996 and 1995 are summarized as follows:

                                                     1996           1995
                                                 ------------   ------------
  Furniture, fixtures and equipment              $ 4,150,541    $ 3,747,694
  Leasehold improvements                             717,079      1,059,377
  Assets under capitalized leases                     23,325        455,098
  Other                                              233,613        329,934
                                                 -----------    -----------
                                                   5,124,558      5,592,103
  Less accumulated depreciation and
    amortization, including $21,381 and
    $232,844 relating to capitalized leases
    for 1996 and 1995, respectively               (3,145,347)    (3,578,700)
                                                 -----------    -----------

                                                 $ 1,979,211    $ 2,013,403
                                                 ===========    ===========

Depreciation and amortization of property, equipment and improvements was $791,951, $795,580, and $623,777 for fiscal 1996, 1995, and 1994, respectively.

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

Borrowings under the agreement are secured by substantially all of the Company's assets and bear interest at the highest prime rate of three reference banks plus 1.5% (9.75% at March 31, 1996), payable monthly. Funds available for borrowing under the credit facility may not exceed the borrowing base specified in the agreement. At March 31, 1996, the Company had no borrowings outstanding under the revolving credit and term loan facilities and had borrowing availability of $10,720,000 and $750,000, respectively. The agreement requires the Company to comply with certain financial and operational covenants. To accommodate the U.S. Laser acquisition, the Company's lender waived compliance with certain covenants which restrict corporate acquisitions and related expenditures. At March 31, 1996, the Company was in compliance with all financial and other operational covenants.

Concurrent with funding of the revolving credit facility, the Company immediately retired $11,500,000 of long-term debt representing the outstanding balance of the November 18, 1991 private placement. The accelerated amortization of deferred financing costs and discount on debt issuance and penalties

- --------------------------------------------------------------------------------
41                                                     Image Entertainment, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

resulting from the early retirement of debt totaled $1,218,831 and $377,535 for the year ended March 31, 1995 and 1994, respectively, of which $759,138 and $263,011, respectively, represent noncash charges. The extraordinary charges are recorded net of taxes of $33,800 and $10,476 for fiscal 1995 and 1994, respectively.

For the years ended March 31, 1995 and 1994, amortization of the lender's and investment banker's warrants issued in connection with the 1991 private placement, excluding amortization accelerated as a result of the early retirement of this debt, totaled $82,799 and $144,283, respectively. Amortization of the lender's and investment banker's warrants were recorded as interest expense and amortization of deferred financing costs, respectively, in the accompanying consolidated statements of operations.

NOTE 10.  AMORTIZATION OF WARRANTS ASSOCIATED WITH PROGRAM ACQUISITION
AGREEMENTS.

The value of warrants issued in connection with program acquisition agreements entered into during fiscal years 1992 and 1993 and their respective issuance costs are amortized ratably over the term of the related agreements. Amortization for the years ended March 31, 1996, 1995 and 1994 totaled $348,605 each, and were recorded as cost of laserdisc sales in the accompanying consolidated statements of operations. The unamortized balance of stock warrants at March 31, 1996 totals $233,401.

NOTE 11.  STOCK OPTIONS AND WARRANTS.

The Company has three employee stock option plans. Incentive stock options may be granted under one plan, and incentive stock options and nonstatutory options under the other two. Under the plans, the exercise price of an incentive stock option may not be less than the fair market value of the common stock on the date of grant. The exercise price of a nonstatutory option generally may not be less than 85% of the fair market value on the date of grant. The term of an option may be no more than 10 years from the date of grant. The Company also has a directors stock option plan providing for an initial and annual award of an option to purchase 15,000 shares of common stock to each director eligible to participate under the plan. Only nonstatutory options may be granted under the directors plan. The directors plan also provides for an exercise price of $0.25 over the fair market value of the common stock on the date of grant, fixed vesting and a ten year term. In addition to options under the three employee plans and the directors plan, the Company has granted options (including the antidilution rights described below and warrants in connection with a 1991 private placement and program acquisition agreements described in Notes 9 and
10) to officers, shareholders, creditors and others for various business purposes.

- --------------------------------------------------------------------------------
Image Entertainment, Inc.                                                     42

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

Stock option transactions for the three years ended March 31, 1996 are as follows:

                                                       Per-Share
                                          Shares      Price Range
                                        -----------   -----------
       Outstanding, March 31, 1993       8,712,914    $ .59-10.25
          Granted                          293,577      5.38-5.63
          Exercised                       (438,139)      .59-5.63
          Surrendered                      (82,751)          2.50
          Canceled                        (166,907)     5.10-9.75
                                        ----------
       Outstanding, March 31, 1994       8,318,694      .59-10.25
          Granted                          537,771      7.00-8.75
          Exercised                     (1,492,315)      .59-5.63
          Surrendered                     (269,174)     1.07-2.50
          Canceled                         (65,208)     5.38-9.75
                                        ----------
       Outstanding, March 31, 1995       7,029,768      .59-10.25
          Granted                          295,000     6.875-7.75
          Exercised                       (412,031)      .59-7.00
          Surrendered                     (854,434)          5.85
          Canceled                         (50,864)    5.625-7.25
                                        ----------
       Outstanding, March 31, 1996       6,007,439    $ .59-10.25
                                        ==========

Of the options reflected as outstanding on March 31, 1996 and 1995, options to purchase 5,833,689 and 6,602,611 shares of common stock were exercisable, respectively.

A December 29, 1987 stock purchase agreement (the "Agreement") provides for the grant of antidilution rights (the "Rights") to various persons (the "Investors"). Each Investor is entitled to Rights in connection with certain issuances of common stock.

Upon the exercise of certain options outstanding as of December 29, 1987 (the "Management Options"), each Investor will be granted Rights to purchase shares of common stock pursuant to a formula based in part on the percentage of the outstanding shares of common stock owned by the Investor on December 29, 1987. Rights to purchase an aggregate of 522,135 shares of common stock may be granted to the Investors if all the Management Options are exercised. As of March 31, 1996, Rights to purchase 450,700 shares had been granted, Rights to purchase 307,283 shares had been exercised (as to 84,168 shares in fiscal 1996, 12,299 shares in fiscal 1995, and 36,933 shares in fiscal 1994, at per-share exercise prices ranging from $.74 to $1.07) and Rights to purchase 143,417 shares were outstanding. The above table includes as outstanding on March 31, 1996 additional Rights to purchase 71,435 shares, which Rights would be granted only upon subsequent exercises of Management Options.

Rights granted in connection with the exercise of a Management Option are exercisable for two years from the date of grant and have a per-share exercise price equal to the greater of (a) $.74 or (b) the exercise price of the Management Option.

- --------------------------------------------------------------------------------
 43                                                    Image Entertainment, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

Upon certain issuances of shares of common stock other than pursuant to the exercise of Management Options, each Investor will be granted a Right (the "Other Right") so that the equity interest represented by the Agreement shares held by the Investor (excluding the shares purchased upon the exercise of Rights issued in connection with the exercise of Management Options) will not be diluted. As of March 31, 1996, Other Rights to purchase 851,183 shares of common stock had been exercised (as to 2,720 shares in fiscal 1996, 87,771 shares in fiscal 1995, and none in fiscal 1994, at per-share exercise prices ranging from $.59 to $9.29).

NOTE 12.  INCOME TAXES.

Income taxes for the three years ended March 31, 1996, all current, are summarized as follows:

                      1996       1995       1994
                    --------   --------   --------
       Federal      $164,473   $128,806   $ 75,415
       State         578,144     46,497     28,456
                    --------   --------   --------
                    $742,617   $175,303   $103,871
                    ========   ========   ========

The tax effects of temporary differences that give rise to a significant portion of the deferred tax assets at March 31, 1996 and 1995 are presented below:

                                                            1996             1995
                                                        -----------       -----------
       Deferred tax assets:
          Net operating loss carryforwards              $   703,000       $ 3,150,000
          Royalty reserves                                  773,000         1,548,000
          Sales returns reserve                             450,000           416,000
          Inventory reserves                                488,000           300,000
          Installment sales                                 372,000           312,000
          Other                                             779,000           200,000
                                                        -----------       -----------

            Deferred tax assets                           3,565,000         5,926,000

          Less valuation allowance                       (3,565,000)       (5,926,000)
                                                        -----------       -----------

          Net deferred tax assets                       $        --       $        --
                                                        ===========       ===========

At March 31, 1996, the Company had net operating loss carryforwards for Federal income tax purposes of approximately $2,067,000 which will expire on March 31, 2008. The Company also has Alternative Minimum Tax credit carryforwards of $165,000 which do not expire.

- --------------------------------------------------------------------------------
Image Entertainment, Inc.                                                     44

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

Expected income tax expense based on Federal statutory rates for the three years ended March 31, 1996 differed from actual tax expense as follows:

                                                1996           1995          1994
                                            ------------   ------------   -----------
       Expected income tax expense          $ 2,784,000    $ 2,205,000    $1,178,000
       State income taxes, net of
          Federal benefit                       503,000        398,000       213,000
       Change in valuation allowance
          due to utilization of net
          operating loss carryforwards       (2,361,000)    (1,336,000)     (972,000)
       Exercise of stock options                (24,000)    (1,168,000)     (315,000)
       Other                                   (159,000)        76,000             0
                                            -----------    -----------    ----------

                                            $   743,000    $   175,000    $  104,000
                                            ===========    ===========    ==========

NOTE 13.  COMMITMENTS AND CONTINGENCIES.

The lease for the Company's corporate office space provides for monthly rent of $13,849 (subject to annual adjustment based upon increases in the consumer price index). The lease for the Company's warehouse space provides for monthly rent of $22,238 (subject to annual adjustment based upon increases in the consumer price index). Both leases expire on March 31, 2000. The lease for the Company's New Jersey facility provides for monthly rent of $5,809 and expires on August 31, 1996. The Company also has leased additional warehouse space through March 31, 1997 with monthly rent of $2,750.

Future minimum annual rental payments at March 31, 1996 are approximately as follows:

Fiscal        Amount
- ---------   ----------
1997        $  510,619
1998           450,466
1999           433,040
2000           433,040
            ----------

            $1,827,165
            ==========

Rent expense was $476,043, $458,819, and $296,190 for fiscal 1996, 1995, and
1994, respectively.

The Company is a defendant in an employment related legal action. Management believes that resolution of the aforementioned legal action will not have a material adverse effect on the Company's consolidated financial condition or results of operations.

- --------------------------------------------------------------------------------
45                                                     Image Entertainment, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

At March 31, 1996, the Company had $2,500,000 of outstanding letters of credit issued and guaranteed by the Company's lender and expiring on November 15, 1996. These letters of credit secure balances due to program suppliers.

At March 31, 1996, as adjusted for additional commitments made through May 24, 1996, the Company's future obligations for royalty advances and minimum guarantees and exclusive distribution fee guarantees under the terms of existing licenses and an exclusive distribution agreement, respectively, are as follows:


Fiscal        Amount
- ---------   -----------
1997        $11,749,000
1998          5,475,000
1999          9,397,000
2000          7,589,000
            -----------

            $34,210,000
            ===========

NOTE 14.  SUBSEQUENT EVENT.

In June 1996, the Company entered into an agreement to purchase approximately
16.5 acres of unimproved real property in Las Vegas, Nevada for approximately $4 million. The Company intends to build an approximately 85,000 square foot automated warehouse and distribution facility on approximately 8 acres of the acquired property. The Company plans to sell the balance of the property consisting of street-frontage acreage. The new facility will replace the Company's existing 48,300 square foot leased facility in Chatsworth, California. The Company believes the new facility will be completed by June 1, 1997. The close of escrow and ultimate purchase of the property is contingent upon the achievement of certain rezoning objectives and the obtaining of financing acceptable to the Company.

- --------------------------------------------------------------------------------
Image Entertainment, Inc.                                                     46

NOTE 15.  QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data for fiscal 1996 and 1995 is as follows:

                                                                                 Quarter
                                                 -------------------------------------------------------------------
                                                     First            Second             Third            Fourth
                                                 -------------     ------------      ------------      -------------
Fiscal year ended March 31, 1996:
- --------------------------------
  Net sales                                      $  18,129,257     $  26,006,905     $  28,071,730     $  22,878,272
  Operating income                               $   1,346,359     $   2,211,319     $   2,670,234     $   1,931,913
  Net income                                     $   1,258,696     $   2,001,962     $   2,427,398     $   1,910,992
  Net income per share/(4)/                      $        0.09     $        0.13     $        0.15     $        0.12

Fiscal year ended March 31, 1995:
- --------------------------------
  Net sales                                      $  16,102,580     $  19,824,008     $  27,329,155     $  22,334,987
  Operating income                               $   1,152,305     $   1,684,258     $   2,826,083     $   2,077,153
  Income before extraordinary item               $     739,519     $   1,405,109     $   2,581,825     $   2,803,042(3)
  Net income                                     $     739,519     $   1,310,273(1)  $   1,457,830(2)  $   2,803,042
  Net income per share:
     Income before extraordinary item/(4)/       $        0.06     $        0.10     $        0.16     $        0.17
     Net income /(4)/                            $        0.06     $        0.10     $        0.10     $        0.17

__________________________
/(1)/ Net of extraordinary charge, net of taxes, related to early retirement of debt of $94,836.
/(2)/ Net of extraordinary charge, net of taxes, related to early retirement of debt of $1,123,995.
/(3)/ Includes net gain on insurance settlement, net of taxes, of $725,499. /(4)/ Net income per share are computed independently for each of the quarters presented using the modified treasury stock method as described in detail in Note 5 to the Consolidated Financial Statements. Therefore, the sum of the quarterly earnings per share may not equal the total computed for the fiscal year or any cumulative interim period.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
          ---------------------------------------------------------------
          FINANCIAL DISCLOSURE.
          --------------------

      None.

- --------------------------------------------------------------------------------
                                    PART III
- --------------------------------------------------------------------------------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
          --------------------------------------------------
ITEM 11.  EXECUTIVE COMPENSATION.
          ----------------------
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
          --------------------------------------------------------------
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
          ----------------------------------------------

      The information required to be set forth in this Part III (except for the list of Executive Officers set forth in Part I hereof) is included in a definitive Proxy Statement pursuant to Regulation 14A, incorporated herein by reference, to be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company's fiscal year ended March 31, 1996.

- --------------------------------------------------------------------------------
                                    PART IV
- --------------------------------------------------------------------------------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
          ---------------------------------------------------------------

(a)      THE FOLLOWING DOCUMENTS ARE FILED AS A PART OF THIS REPORT.                                 Page
                                                                                                     ----

         1. Financial Statements:
            Independent Auditors' Report                                                              27
            Consolidated Balance Sheets at March 31, 1996 and 1995                                    28
            Consolidated Statements of Operations for the years ended March 31, 1996, 1995 and
            1994                                                                                      30
            Consolidated Statements of Shareholders' Equity for the years ended March 31, 1996,
            1995 and 1994                                                                             31
            Consolidated Statements of Cash Flows for the years ended March 31, 1996, 1995
            and 1994                                                                                  32
            Notes to Consolidated Financial Statements                                                35
         2. Financial Statement Schedule:
            Schedule II - Valuation and Qualifying Accounts                                           50
         3. Exhibits:  See the Exhibit Index on pages i through iv.

(b)  REPORTS ON FORM 8-K.
       None.

- --------------------------------------------------------------------------------
Image Entertainment, Inc.                                                     48

                                  SCHEDULE II
                    -- VALUATION AND QUALIFYING ACCOUNTS --
               FOR THE YEARS ENDED MARCH 31, 1996, 1995 AND 1994

- --------------------------------------------------------------------------------

                                                 Allowance for Doubtful Accounts
                                                 -------------------------------
                                                       Additions
                                       Balance at     Charged to                      Balance
                                       Beginning       Costs and       Amounts        at End
                                        of Year        Expenses      Written-Off      of Year
                                     -------------   ------------   ------------   -----------
For the Year Ended March 31, 1996:   $     200,000   $    281,601*  $   (148,584)  $   333,017
                                     =============   ============   ============   ===========

For the Year Ended March 31, 1995:   $     168,570   $     78,343   $    (46,913)  $   200,000
                                     =============   ============   ============   ===========

For the Year Ended March 31, 1994:   $     206,657   $        875   $    (38,962)  $   168,570
                                     =============   ============   ============   ===========

                                                   Allowance for Sales Returns
                                                   ---------------------------
                                                       Additions
                                      Balance at      Charged to                     Balance
                                      Beginning        Costs and       Amounts       at End
                                       of Year         Expenses      Written-Off     of Year
                                     -------------   ------------   ------------   -----------
For the Year Ended March 31, 1996:   $   2,500,000   $    350,000   $         --   $ 2,850,000
                                     =============   ============   ============   ===========
For the Year Ended March 31, 1995:   $   4,075,000   $         --   $ (1,575,000)  $ 2,500,000
                                     =============   ============   ============   ===========
For the Year Ended March 31, 1994:   $   2,500,000   $  1,575,000   $         --   $ 4,075,000
                                     =============   ============   ============   ===========

- ---------------
* Includes $177,432 representing the allowance for doubtful accounts of U.S. Laser as of its June 1995 acquisition date. See Item 7. Management's
                                               ---
  Discussion and Analysis of Financial Condition and Results of Operations -- Acquisition.

- --------------------------------------------------------------------------------
49                                                     Image Entertainment, Inc.

- -------------------------------------------------------------------------------
                                   SIGNATURES
- -------------------------------------------------------------------------------


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             IMAGE ENTERTAINMENT, INC.,
                             a California corporation



     Dated:  June 28, 1996   By: /s/ Martin W. Greenwald
                                --------------------------------------------
                                MARTIN W. GREENWALD,
                                Chairman of the Board, Chief Executive Officer, President & Treasurer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Dated:  June 28, 1996   By: /s/ Martin W. Greenwald
                                --------------------------------------------
                                MARTIN W. GREENWALD,
                                Chairman of the Board, Chief Executive Officer, President & Treasurer

     Dated:  June 28, 1996   By: /s/ Jeff M. Framer
                                --------------------------------------------
                                JEFF M. FRAMER,
                                Chief Financial Officer (Principal Financial and Accounting Officer)

     Dated:  June 28, 1996   By:/s/ Stuart Segall
                                --------------------------------------------
                                STUART SEGALL,
                                Vice President & Director


     Dated:  June 28, 1996   By:/s/ Ira Epstein
                                --------------------------------------------
                                IRA EPSTEIN,
                                Director

     Dated:  June 28, 1996   By:/s/ Russell Harris
                                --------------------------------------------
                                RUSSELL HARRIS,
                                Director

- --------------------------------------------------------------------------------
Image Entertainment, Inc.                                                     50

- --------------------------------------------------------------------------------
                                 EXHIBIT INDEX
- --------------------------------------------------------------------------------

EXHIBIT NO.   DESCRIPTION
- -----------   -----------

3.1 Restated Articles of Incorporation. Filed as Exhibit 3.1 of the Company's Form 10-K for the year ended March 31, 1995, and incorporated by reference herein.

3.2 Bylaws. Filed as Exhibit 3.2 of the Company's Form 10-K for the year ended March 31, 1995, and incorporated by reference herein.

10.1+ The Company's Restated 1989 Incentive Stock Option Plan, as amended. Filed as Exhibit 10.1 of the Company's Form 10-K for the year ended March 31, 1992, and incorporated by reference herein.

10.2+ The Company's 1990 Stock Option Plan. Filed as Exhibit A of the Company's Proxy Statement dated December 27, 1990, and incorporated by reference herein.

10.3+ The Company's Restated 1992 Stock Option Plan. Filed as Exhibit A of the Company's Proxy Statement dated September 9, 1994, and incorporated by reference herein.

10.4 The Company's 1994 Eligible Directors Stock Option Plan and Form of Eligible Director Non-Qualified Stock Option Agreement. Filed as Exhibit 10.4 of the Company's Form 10-K for the year ended March 31, 1995, and incorporated by reference herein.

10.5+ Form of Option Agreement dated October 15, 1991 between the Company and Martin W. Greenwald. Filed as Exhibit 10.3 of the Company's 10-Q for the quarter ended September 30, 1991, and incorporated by reference herein.

10.6+ Option granted August 13, 1992 by the Company to Cheryl Lee. Filed as Exhibit 10.12 of the Company's Form 10-K for the year ended March 31, 1994, and incorporated by reference herein.

10.7+ Form of Option granted May 19, 1994 to Jeff Framer, Cheryl Lee and David Borshell. Filed as Exhibit 10.24 to the Company's Form 10-K for the year ended March 31, 1994, and incorporated by reference herein.

10.8+         Employment Agreement of Martin W. Greenwald dated July 1, 1994.
              Filed as Exhibit 10.8 of the Company's Form 10-K for the year ended March 31, 1995, and incorporated by reference herein.

- --------------------------------------------------------------------------------
i                                                      Image Entertainment, Inc.

10.8.A+ Amendment No. 1 dated and effective as of July 1, 1995 to Employment Agreement of Martin W. Greenwald dated July 1, 1994. Filed as Exhibit 10.1 of the Company's 10-Q for the quarter ended June 30, 1995, and incorporated herein by reference herein.

10.9+         Employment Agreement of Cheryl Lee dated July 1, 1994. Filed as
              Exhibit 10.9 of the Company's Form 10-K for the year ended March 31, 1995, and incorporated by reference herein.

10.9.A+ Amendment No. 1 dated and effective as of July 1, 1995 to Employment Agreement of Cheryl Lee dated July 1, 1994. Filed as
              Exhibit 10.2 of the Company's 10-Q for the quarter ended June 30, 1995, and incorporated herein by reference herein.

10.10+        Employment Agreement of Jeff Framer dated July 1, 1994. Filed as
              Exhibit 10.10 of the Company's Form 10-K for the year ended March 31, 1995, and incorporated by reference herein.

10.10.A+ Amendment No. 1 dated and effective as of July 1, 1995 to Employment Agreement of Jeff Framer dated July 1, 1994. Filed as
              Exhibit 10.3 of the Company's 10-Q for the quarter ended June 30, 1995, and incorporated herein by reference herein.

10.11+ Employment Agreement of David Borshell dated July 1, 1994. Filed as Exhibit 10.11 of the Company's Form 10-K for the year ended March 31, 1995, and incorporated by reference herein.

10.11.A+ Amendment No. 1 dated and effective as of September 1, 1994 to Employment Agreement of David Borshell dated July 1, 1994. Filed as Exhibit 10.11.A of the Company's Form 10-K for the year ended March 31, 1995, and incorporated by reference herein.

10.12+ Form of Indemnity Agreement between the Company and its directors and officers. Filed as Exhibit F of the Company's Proxy Statement dated September 5, 1989, and incorporated by reference herein.

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

- --------------------------------------------------------------------------------
Image Entertainment, Inc.                                                     ii

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

10.18 Standard Industrial Lease for 20350 Prairie Street, Chatsworth, California, dated December 1, 1993 and effective April 1, 1994, between the Company and P&R Investment Company. Filed as Exhibit
              10.2 of the Company's Form 10-Q for the quarter ended December 31, 1993, and incorporated by reference herein.

10.19* Agreement for Purchase and Sale dated June 5, 1996, between Airport Center Partnership and the Company.

10.20 Loan and Security Agreement between the Company and Foothill Capital Corporation dated as of November 15, 1994, including Capital Expenditure Loan Note and Trademark Security Agreement. Filed as Exhibit 4 of the Company's Form 10-Q for the quarter ended September 30, 1994, and incorporated by reference herein.

10.20.A Amendment Number One dated as of October 31, 1995 to Loan and Security Agreement dated as of November 15, 1994 by and between the Company and Foothill Capital Corporation. Filed as Exhibit
              10.1 to the Company's 10-Q for the quarter ended December 31, 1995, and incorporated by reference herein.

10.21 Stock Purchase Agreement between the Company and Kyle Kirkland dated as of January 26, 1995. Filed as Exhibit 10.20 of the Company's Form 10-K for the year ended March 31, 1995, and incorporated by reference herein.

21            Subsidiaries of the Registrant.

- --------------------------------------------------------------------------------
iii                                                    Image Entertainment, Inc.

23* Consent Letter of KPMG Peat Marwick LLP, Independent Certified Public Accountants.

27*           Financial Data Schedule.
              _________________________________________________

              * Exhibit(s) not previously filed with the Securities and Exchange
                Commission.
              + Management Contracts, Compensatory Plans or Arrangements.

- --------------------------------------------------------------------------------
Image Entertainment, Inc.                                                     iv