Form 10-Q
period 1996-06-30
IMAGE ENTERTAINMENT INC
filed 1996-08-14
CIK 216324

================================================================================
================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                             _______________________

                                   FORM 10-Q

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                                       OR

 [_]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 For The Transition Period From           TO
                                                           ---------    -------

                         Commission File Number 0-11071
                             _______________________

                           IMAGE ENTERTAINMENT, INC.
             (Exact name of registrant as specified in its charter)
                             _______________________

               CALIFORNIA                             84-0685613
      (State or other jurisdiction      (I.R.S. Employer Identification Number)
            of incorporation)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES (x) NO (_)

Number of shares outstanding of the registrant's common stock on August 6, 1996:
13,699,028

================================================================================
================================================================================

                        PART I - FINANCIAL INFORMATION
                        ==============================

ITEM 1. FINANCIAL STATEMENTS.
        --------------------

                           IMAGE ENTERTAINMENT, INC.

                          CONSOLIDATED BALANCE SHEETS

                        June 30, 1996 and March 31, 1996


================================================================================
                                     ASSETS

                                                   June 30, 1996   March 31, 1996
                                                   -------------   ---------------
                                                    (unaudited)

 Cash and cash equivalents                           $ 1,836,252      $ 4,665,942

Accounts receivable, net of allowances of
 $2,829,000 - June 30, 1996;
 $3,183,000 - March 31, 1996                          13,945,386       13,333,372

Inventories                                           19,391,999       18,445,137

Prepaid expenses and other assets                      1,522,061          906,098

Notes receivable, net                                     34,452           75,908

Property, equipment and improvements, net of
 accumulated depreciation and amortization of
 $3,331,501 - June 30, 1996;
 $3,145,347 - March 31, 1996                           1,993,902        1,979,211
                                                     -----------      -----------
                                                     $38,724,052      $39,405,668
                                                     ===========      ===========


          See accompanying notes to consolidated financial statements

                           IMAGE ENTERTAINMENT, INC.

                          CONSOLIDATED BALANCE SHEETS

                        June 30, 1996 and March 31, 1996

================================================================================

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                     June 30, 1996    March 31, 1996
                                                     --------------   ---------------
                                                      (unaudited)
LIABILITIES:

Accounts payable and accrued liabilities               $13,463,449       $13,606,541

Accrued royalties                                        4,977,291         5,273,698
                                                       -----------       -----------

  Total liabilities                                     18,440,740        18,880,239
                                                       -----------       -----------


SHAREHOLDERS' EQUITY:

Preferred stock, $1 par value, 3,365,385 shares
  authorized; none issued and outstanding                        -                 -

Common stock, no par value, 25,000,000 shares
  authorized; 13,699,028 and 13,556,160 issued
  and outstanding at June 30, 1996 and
  March 31, 1996, respectively                          20,186,091        21,121,582

Stock warrants                                            (146,250)         (233,401)

Additional paid-in capital                               3,064,129         3,064,129

 Accumulated deficit                                    (2,820,658)       (3,426,881)
                                                       -----------       -----------

  Net shareholders' equity                              20,283,312        20,525,429
                                                       -----------       -----------

                                                       $38,724,052       $39,405,668
                                                       ===========       ===========


          See accompanying notes to consolidated financial statements

                           IMAGE ENTERTAINMENT, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

               For the Three Months Ended June 30, 1996 and 1995

================================================================================

                                              1996           1995
                                          ------------   ------------

NET SALES                                 $20,146,600    $18,129,257

OPERATING COSTS AND EXPENSES:
 Cost of laserdisc sales                   15,981,387     14,123,659
 Selling expenses                           1,080,690        912,547
 General and administrative expenses        1,462,172      1,050,010
 Amortization of production costs             771,980        696,682
                                          -----------    -----------

                                           19,296,229     16,782,898
                                          -----------    -----------

OPERATING INCOME                              850,371      1,346,359

OTHER EXPENSES (INCOME):
 Interest expense                              26,068         30,864
 Interest income                              (94,920)       (80,201)
                                          -----------    -----------

                                              (68,852)       (49,337)
                                          -----------    -----------

INCOME BEFORE INCOME TAXES                    919,223      1,395,696

INCOME TAXES                                  313,000        137,000
                                          -----------    -----------

NET INCOME                                $   606,223    $ 1,258,696
                                          ===========    ===========

NET INCOME PER SHARE (Note 4)             $       .04    $       .09
                                          ===========    ===========

WEIGHTED AVERAGE COMMON SHARES AND
 COMMON SHARE EQUIVALENTS
 OUTSTANDING (Note 4)                      16,032,630     18,017,268
                                          ===========    ===========


          See accompanying notes to consolidated financial statements

                           IMAGE ENTERTAINMENT, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

               For the Three Months Ended June 30, 1996 and 1995

===============================================================================


                                                                 1996           1995
                                                             ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                   $   606,223    $ 1,258,696

Adjustments to reconcile net income
  to net cash (used) provided by operating activities:
     Depreciation and amortization                               189,955        224,731
     Amortization of production costs                            771,980        696,682
     Amortization of stock warrants                               87,151         87,151
     Provision for doubtful accounts                             216,049         43,402
Changes in assets and liabilities associated
  with operating activities, net of acquired business:
     Accounts receivable                                        (828,063)     1,038,618
     Laserdisc inventory                                        (360,282)     2,224,429
     Royalty and distribution fee advances, net                 (595,181)        20,267
     Production cost expenditures                               (763,379)      (742,237)
     Prepaid expenses and other assets                          (619,763)       (18,398)
     Notes receivable                                             41,456         24,596
     Accounts payable, accrued royalties
       and liabilities                                        (1,241,624)    (3,002,731)
                                                             -----------    -----------

       Net cash (used) provided by operating activities       (2,495,478)     1,855,206
                                                             -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Capital expenditures                                          (200,845)      (177,590)
  Acquisition of business, less cash acquired                          -     (3,071,580)
                                                             -----------    -----------

       Net cash used by investing activities                    (200,845)    (3,249,170)
                                                             -----------    -----------



          See accompanying notes to consolidated financial statements

                           IMAGE ENTERTAINMENT, INC.

                                  (UNAUDITED)

               For the Three Months Ended June 30, 1996 and 1995
================================================================================


                                                                  1996           1995
                                                               -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Advances under revolving credit facility                     $         -    $ 4,556,836
  Repayment of advances under revolving
     credit facility                                                     -     (1,921,654)
  Principal payments under capital lease obligations                     -        (37,694)
  Repurchase of common stock                                      (171,860)      (602,564)
  Net proceeds from exercise of stock options                       38,493         70,467
                                                               -----------    -----------

     Net cash (used) provided by financing activities             (133,367)     2,065,391
                                                               -----------    -----------

NET (DECREASE) INCREASE IN CASH AND
  CASH EQUIVALENTS                                              (2,829,690)       671,427

  Cash and cash equivalents at beginning of period               4,665,942      2,187,063
                                                               -----------    -----------

  Cash and cash equivalents at end of period                   $ 1,836,252    $ 2,858,490
                                                               ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH
 FLOW INFORMATION:

 Cash paid during the period for:
  Interest                                                     $    19,554    $    32,869
  Income taxes                                                 $   130,000    $    35,000
                                                               ===========    ===========


SUPPLEMENTAL DISCLOSURE OF A NONCASH FINANCING ACTIVITY:

On June 27, 1996, the Board of Directors entered into an agreement to purchase 138,000 shares of the Company's common stock held by Martin W. Greenwald, the Company's Chairman and Chief Executive Officer for $802,125. At June 30, 1996 the transaction was recorded as a reduction to common stock and an increase to accounts payable and accrued liabilities.


          See accompanying notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
- --------------------------------------------------------------------------------

NOTE 1.  BASIS OF PRESENTATION.

         The accompanying consolidated financial statements as of and for the three months ended June 30, 1996 include the accounts of Image Entertainment, Inc. and its wholly-owned subsidiary U.S. Laser Video Distributors, Inc. (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

         The accompanying consolidated balance sheet at June 30, 1996 and the related consolidated statements of operations and cash flows for the three-month periods ended June 30, 1996 and 1995 of the Company included herein are unaudited; however, such information reflects all adjustments of a normal recurring nature which management believes are necessary for a fair presentation of results for the interim periods. The accompanying consolidated financial information for the three months ended June 30, 1996 and 1995 should be read in conjunction with the Financial Statements, the Notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's March 31, 1996 Form 10-K.

         Certain fiscal 1996 amounts have been reclassified to conform with the fiscal 1997 presentation.

         Acquisition.  The consolidated statements of operations for the three
         -----------
         months ended June 30, 1996 and 1995 included the operating results of the Company's wholly-owned subsidiary U.S. Laser Video Distributors, Inc. ("U.S. Laser"). For the three months ended June 30, 1996, operating results of U.S. Laser were included for the entire three-month period versus the 17 business day period commencing on the June 8, 1995 acquisition of U.S. Laser which were included for the June 1995 quarter.

         Seasonality and Variability.  The Company has generally experienced
         ---------------------------
         higher sales of laserdiscs in the quarters ended December 31 and March 31 due to increased consumer spending associated with the year-end holidays and the home video release of many high profile, high budget summer theatrical releases; however, since most sales of a title occur in the first few months after its release, seasonal sales also vary with the popularity of titles in release. In addition to seasonality issues, other factors have contributed to the fluctuation in the Company's net sales on a quarterly basis. These factors include: (i) the popularity of titles in release during the quarter; (ii) the Company's marketing and promotional activities; (iii) the Company's rights and distribution activities; (iv) the extension, termination or non-renewal of existing license and distribution rights; and (v) general economic changes affecting consumer demand for laserdisc hardware and software and affecting the buying habits of the Company's customers. The results of operations for the three months ended June 30, 1996 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 1997.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
- --------------------------------------------------------------------------------

NOTE 2.  INVENTORIES.

         Inventories at June 30, 1996 and March 31, 1996 are summarized as follows:

                                                     June 30,      March 31,
                                                       1996          1996
                                                    -----------   -----------
         Laserdisc inventory                        $14,316,558   $13,956,276
         Royalty and distribution fee advances        3,764,625     3,169,444
         Production costs                             1,310,816     1,319,417
                                                    -----------   -----------

                                                    $19,391,999   $18,445,137
                                                    ===========   ===========

         Production costs are net of accumulated amortization of $4,892,609 and $4,941,715 at June 30, 1996 and March 31, 1996, respectively.

NOTE 3.  INCOME TAXES.

         Income taxes for the June 1996 quarter were computed using the effective tax rate estimated to be applicable for the full fiscal year ending March 31, 1997, which is subject to ongoing review and evaluation by management. A portion of Federal income taxes for the quarter ended June 30, 1996 were offset by the utilization of net operating loss carryforwards.

NOTE 4.  NET INCOME PER SHARE.

         Net income per share was based on the weighted average number of common shares and common share equivalents (e.g., options and warrants), if dilutive, outstanding for each of the periods presented. The amount of dilution to be reflected in net income per share was computed by application of the treasury stock method. In periods where the amount of common stock issuable, if all options and warrants are deemed exercised, exceeds 20% of the total shares outstanding at the end of the period, the treasury stock method is modified, as required by Accounting Principles Board Opinion No. 15, to adequately reflect the dilutive effect of options and warrants on net income per share.

         Under the modified treasury stock method, net income per share data were computed as if all outstanding options and warrants were exercised at the beginning of the period (or on the issuance date, if issued during the period) and as if the funds obtained thereby were applied as follows: first to repurchase up to 20% of the outstanding shares at the average market price during the period, then any remaining proceeds were applied to reduce any outstanding long-term debt and, if any proceeds remained thereafter, such proceeds were applied to invest in U.S. government securities. If the result of the foregoing application of proceeds has an aggregate dilutive effect on net income per share, the net income per share calculation must reflect the shares issuable upon the assumed exercise of options and warrants, net of the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
- --------------------------------------------------------------------------------

         assumed repurchase of shares, and adjustments to net income resulting from the assumed application of proceeds. If, on the other hand, the aggregate effect was anti-dilutive, common share equivalents and adjustments to net income resulting from the assumed application of proceeds are excluded from the calculation of net income per share.

         The modified treasury stock method was used to determine net income per share for the three months ended June 30, 1996 and 1995.

         Fully diluted net income per share was not presented for the periods ended June 30, 1996 and 1995 since the amounts did not differ significantly from the primary net income per share.

         The following table sets forth the calculation of net income per share for the quarters ended June 30, 1996 and 1995:

                                                                            1996                     1995
                                                                        -----------               -----------
         As Presented
         ------------
         Net income                                                     $   606,223               $ 1,258,696
                                                                        -----------               -----------

         Adjustments
         -----------
         Add:  reduction of interest expense on
            assumed reduction of debt, net of taxes                              -                      9,590
         Add:  interest income on assumed investment
            in U.S. government securities, net of taxes                      88,791                   267,086
                                                                        ------------               ----------
         Adjustments to net income                                           88,791                   276,676
                                                                        -----------               -----------
         As Adjusted
         -----------
         Net income                                                     $   695,014               $ 1,535,372
                                                                        ===========               ===========
         Weighted average common shares and
            common share equivalents outstanding:
         Common shares                                                   13,722,842                13,762,239
         Common stock options and warrants                                2,309,788                 4,255,029
                                                                        -----------               -----------
                                                                         16,032,630                18,017,268
                                                                        ===========               ===========

         Net income per share                                           $       .04               $       .09
                                                                        ===========               ===========

NOTE 5.  REVOLVING CREDIT AND TERM LOAN FACILITY.

         At June 30, 1996, the Company had no borrowings outstanding under its November 15, 1994, three year, $15,000,000 revolving credit and term loan facility with Foothill Capital Corporation. Borrowings are secured by substantially all of the Company's assets and bear interest at prime plus 1.5% (9.75% at June 30, 1996).

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS.
         -------------

GENERAL

      Since 1983, the Company has distributed a broad range of programming on laserdisc for home entertainment viewing. The Company generally enters into license agreements whereby it acquires the exclusive right to manufacture and distribute laserdisc programming. In addition, the Company acts as an exclusive and nonexclusive wholesale distributor of laserdisc programming.

RESULTS OF OPERATIONS

      The Company's net sales for the three months ended June 30, 1996 increased 11.1% to $20,146,600 from $18,129,257 for the June 1995 quarter. Operating income for the June 1996 quarter decreased 36.8% to $850,371 from $1,346,359 for the June 1995 quarter. Pretax income for the June 1996 quarter fell 34.1% to $919,223 from $1,395,696 for the June 1995 quarter. Net income for the June 1996 quarter decreased 51.8% to $606,223, or $.04 per share, from $1,258,696, or $.09 per share, for the June 1995 quarter. The Company's effective tax rate for fiscal 1997 is estimated to be 34.0%, substantially higher than the 9.8% for the June 1995 quarter.

THE THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1995

      Net sales for the June 1996 quarter increased 11.1% to $20,146,600 from $18,129,257 for the June 1995 quarter. This increase resulted primarily from the acquisition of U.S. Laser in June 1995. Net sales of U.S. Laser were included in consolidated net sales for the entire three months ended June 30, 1996 versus 17 business days for the June 1995 quarter (from the June 8, 1995 acquisition date through June 30, 1995). Net sales for the June 1996 quarter, exclusive of U.S. Laser's net sales, increased 3.1% to $17,914,872 from $17,372,566 for the June 1995 quarter. The June 1996 quarter's net sales benefitted from MGM/UA new releases under a May 1996 exclusive output license agreement which releases included titles such as GOLDENEYE, GET SHORTY and LEAVING LAS VEGAS, see Summary and Outlook below. However, the Company's net
                    ---
sales of catalogue titles (previously released laserdisc titles) in the June 1996 quarter were weaker than those in the June 1995 quarter due primarily to retail softness experienced by the chain music/video stores, and confusion and uncertainty in the laserdisc marketplace about the pending introduction of DVD software, a new 5-inch format, and how its compressed digital video and audio quality will compare to laserdisc software. In the future, the Company expects that net sales will be affected by the popularity of new releases, the prevailing economic environment and the extent of the Company's distribution of the DVD format and DVD's market penetration.

      Cost of laserdisc sales for the June 1996 quarter increased to $15,981,387 from $14,123,659 for the June 1995 quarter. As a percentage of net sales, cost of laserdisc sales for the June 1996 quarter increased to 79.3% from 77.9% for the June 1995 quarter. The June 1996 quarter's increase in cost of laserdisc sales as a percentage of net sales resulted primarily from comparatively reduced sales of higher-margin salvaged inventory retained as part of a June 1994 insurance settlement, increased lower-margin nonexclusive product sales as a percentage of total net sales and contractual price concessions on certain MGM/UA new releases, all further described as follows. During the June 1996 and 1995 quarters, sales of aforementioned salvaged inventory decreased cost of laserdisc sales as a percentage of net sales (exclusive of U.S. Laser's net sales) to 78.9% from 79.4% for the June 1996 quarter and to 77.5% from 79.3% in the June 1995 quarter. At June 30, 1996, the Company had minimal salvaged inventory remaining on hand. During the quarter ended June 30, 1996, one of the Company's largest exclusive product customers began buying nonexclusive laserdisc product from the Company which contributed to the percentage increase in nonexclusive product sales. The Company's May 1996 license agreement securing distribution rights of MGM/UA titles stipulated that the Company honor existing pricing arrangements with respect to fourteen new release titles offered to customers by MGM/UA's former distributor prior to the agreement's effective date. Seven of the fourteen new titles were released during the June 1996 quarter and their pricing reduced expected margins on those seven new release titles by approximately 3.0%. The remaining seven new release titles will be sold on similar terms.

      The sales mix of higher-margin exclusive product and lower-margin nonexclusive product and the margins within each category vary with the availability and popularity of titles and the Company's marketing emphasis. Lower-margin nonexclusive product sales, including lower-margin U.S. Laser sales (U.S. Laser has substantially lower margins because it is solely a nonexclusive distributor), accounted for 25.8% of net sales in the June 1996 quarter compared to 16.5% in the June 1995 quarter. Cost of laserdisc sales as a percentage of net sales for the June 1996 quarter, exclusive of U.S. Laser's net sales and cost of laserdisc sales, increased to 78.9% from 77.5% for the June 1995 quarter.

      Selling expenses for June 1996 quarter increased 18.4% to $1,080,690 from $912,547 for the June 1995 quarter. As a percentage of net sales, selling expenses for the June 1996 quarter increased to 5.4% from 5.0% for the June 1995 quarter. This increase resulted primarily from increased trade advertising of exclusive titles, increased market development funds provided to customers, increased sales promotion (which included bundling laserdisc software with laserdisc players) and the fabrication cost of DVD software display prototypes associated with the Company's agreement with Thomson Consumer Electronics, see
                                                                           ---
Summary and Outlook below. Selling expenses, exclusive of U.S. Laser's selling expenses, increased 14.5% to $972,310 for the June 1996 quarter from $849,120 for the June 1995 quarter and, as a percentage of net sales, increased to 5.4% for the June 1996 quarter from 4.9% from the June 1995 quarter. The Company expects to increase its expenditures for market development, trade advertising and sales promotions for the balance of fiscal 1997 as compared to fiscal 1996.

      General and administrative expenses for the June 1996 quarter increased 39.3% to $1,462,172 from $1,050,010 for the June 1995 quarter. As a percentage of net sales, general and administrative expenses for the June 1996 quarter increased to 7.3% from 5.8% for the June 1995 quarter. This increase resulted primarily from the inclusion of a full quarter of U.S. Laser's general and administrative expenses in the June 1996 quarter, an increase in the provision for doubtful accounts due to continued softness in the retail entertainment software market, higher insurance premium costs and higher personnel and fringe benefit costs. General and administrative expenses, exclusive of U.S. Laser's general and administrative expenses, increased 23.3% to $1,228,955 for the June 1996 quarter from

$996,841 for the June 1995 quarter and, as a percentage of net sales, general and administrative expenses was 6.9% for the June 1996 quarter versus 5.7% for the 1995 quarter.

      Amortization of production costs for the June 1996 quarter increased 10.8% to $771,980 from $696,682 for the June 1995 quarter. As a percentage of net sales, amortization of production costs were 3.8% for the June 1996 and 1995 quarters. As a nonexclusive distributor, U.S. Laser does not incur production costs. Amortization of production costs as a percentage of net sales, exclusive of U.S. Laser's net sales, was 4.3% for the June 1996 quarter versus 4.0% for the June 1995 quarter. The Company expects amortization of production costs to continue to be a function of the timing and number of exclusive titles placed into production.

      Interest expense for the June 1996 quarter decreased 15.5% to $26,068 from $30,864 for the June 1995 quarter. Interest income for the June 1996 quarter increased 18.4% to $94,920 from $80,201 for the June 1995 quarter. The June 1995 quarter saw the utilization of cash and borrowings under the Company's revolving credit facility to finance the acquisition of U.S. Laser.

      The effective income tax rate for the June 1996 quarter was approximately 34.0%, substantially higher than 9.8% for the June 1995 quarter. Net operating loss carryforwards for Federal and state tax purposes were utilized to offset taxable income in the June 1995 quarter. However, the net operating loss carryforward for the state tax purposes was fully utilized during fiscal 1996, and the Federal net operating loss carryforward is expected to be fully utilized in fiscal 1997, together leading to a higher effective income tax rate for Federal and state tax purposes for fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's working capital requirements vary primarily with the level of its licensing, production and distribution activities. The principal uses of working capital are for program licensing costs (i.e., royalty payments, including advances, to program suppliers), distribution fee advances, manufacturing and production costs, costs of acquiring finished product for wholesale distribution and selling, general and administrative expenses. Since January 1995, the Company has used working capital for both the repurchase of its common stock and the acquisition of the assets of U.S. Laser. Working capital requirements increase as licensing and distribution activities increase. Working capital has historically been provided by private sales of common stock, notes representing long-term debt, bank borrowings and cash flows from operations. For the June 1996 quarter, operating activities used cash and cash equivalents of $2,495,478, investing activities used cash and cash equivalents of $200,845 and financing activities used cash and cash equivalents of $133,367, resulting in a net decrease in cash and cash equivalents of $2,829,690.

      At June 30, 1996, the Company had no borrowings outstanding under its November 15, 1994, three year, $15,000,000 revolving credit and term loan facility with Foothill Capital Corporation. Funds available for borrowing under the revolving credit facility may not exceed the borrowing base, as defined in the facility agreement. At June 30, 1996, the Company had total borrowing availability of approximately $8,500,000 under the revolving credit and term loan facility, which is net of availability securing outstanding letters of credit. Borrowings are secured by substantially all of the Company's assets and bear interest at prime plus 1.5% (9.75% at June 30, 1996). The facility agreement requires the Company to comply with certain financial and operating covenants. At June 30, 1996, the Company was in compliance with all financial and operating covenants.

      At June 30, 1996, the Company had $2,500,000 of outstanding letters of credit issued and guaranteed by the Company's lender and expiring on November 15, 1996. These letters of credit secure balances due to program suppliers.

      On June 27, 1996, the Company's Board of Directors approved a 500,000 share increase to the Company's January 1995 authorization to repurchase up to one million shares of outstanding common stock. Purchases will be made from time to time in the open market and/or privately negotiated transactions based on current market conditions and other factors. Also on June 27, 1996, the Board of Directors entered into an agreement to purchase 138,000 shares of the Company's common stock held by Martin W. Greenwald, the Company's Chairman and Chief Executive Officer, at a per share purchase price of $5.8125, representing a $0.3125 per share discount to the then market price. During the June 1996 quarter, the Company purchased 166,000 shares of its common stock for $973,985 under its stock repurchase program. Since January 1995 and through June 30, 1996, the Company has repurchased 1,074,100 shares of its common stock for $7,230,616.

      At June 30, 1996, the Company had license obligations for royalty advances and minimum guarantees and exclusive distribution fee obligations for minimum guarantees of approximately $8,678,000 for the remainder of fiscal 1997, $4,226,000 during fiscal 1998, $8,067,000 during fiscal 1999 and $11,473,000 during fiscal 2000. These advances and guarantees are recoupable against royalties and distribution fees earned by the licensors and program suppliers, respectively. Depending upon the competition for license and exclusive distribution rights, the Company may have to pay increased advances, guarantees and/or royalty rates in order to acquire or retain such rights in the future.

      Management believes that cash available from operations and its revolving credit and term loan facility will be adequate to meet anticipated working capital requirements for the next twelve months. The Company is seeking additional sources of financing in connection with its consideration of acquisition opportunities and its proposed new distribution facility in Las Vegas, Nevada. See Summary and Outlook below.
                ---

SUMMARY AND OUTLOOK

      During the first quarter of fiscal 1997 and fourth quarter of fiscal 1996, the Company experienced weaker net sales of catalogue titles (previously released laserdisc titles) versus the same prior-year periods. Management believes this to be a result of a soft retail environment affecting the chain music/video stores and confusion and uncertainty in the laserdisc marketplace about the pending introduction of the digital video disc ("DVD") format. Management believes, although there can be no assurance, that the retail environment affecting the chain music/video stores will strengthen over the long term and is looking forward to releasing future high visibility titles, such as Toy Story, Independence Day, Pocahontas, The Rock, Courage Under Fire, The Birdcage and Broken Arrow.

      The promotion surrounding the pending introduction of the new DVD format has created confusion and uncertainty in the laserdisc marketplace. In the event that the DVD format is released in the foreseeable future, it could have an impact on the laserdisc market. However, no verifiable information currently exists relative to the format's introduction date (or the number of studios participating in the initial roll-out), expected consumer acceptance, expected market penetration, video quality (as compared to laserdisc quality), software price (i.e., sell-through only pricing versus two-tiered sell-through and rental pricing), hardware price, production cost, and the number and breadth of titles that will be available when the format is introduced and, subsequent thereto, the frequency and number of additional new and catalogue titles expected to be released in the format. The Company nevertheless believes, although there can be no assurance, that the laserdisc format will remain viable despite the introduction of DVD because over 10,000 titles in a broad range of categories are available on laserdisc, an established consumer base exists for laserdisc, many laserdiscs are released in the special edition format that appeals to collectors and many laserdisc consumers own large collections of laserdisc titles.

      In April 1996, the Company entered into an agreement in principle pursuant to which Thomson Consumer Electronics, a leading hardware manufacturer whose brands include RCA, GE and Proscan, granted exclusive rights to the Company for the distribution to authorized Thomson hardware dealers (potentially 5,000 of approximately 14,000 locations) of DVD software. The parties contemplate entering into a definitive agreement in fiscal 1997, which agreement will include, among other provisions, the term of the agreement and a list of the participating studios whose titles will be distributed by the Company to Thomson dealers. The Company does not have verifiable information with respect to the DVD format's introduction date.

      In May 1996, the Company entered into an exclusive laserdisc output license and distribution agreement pursuant to which the Company acquired the right to replicate, market and distribute MGM/UA Home Entertainment programming on laserdisc in the United States and Canada through the year 2001.

      In July 1996, the Company extended its July 1, 1992 exclusive laserdisc purchase and distribution agreement with Twentieth Century Fox Home Entertainment giving the Company exclusive laserdisc distribution rights to Twentieth Century Fox Home Entertainment programming through June 30, 1999.

      In June 1996, the Company entered into an agreement to purchase approximately 16.5 acres of unimproved real property in Las Vegas, Nevada for approximately $4 million. The property is located adjacent to McCarran International Airport. The Company intends to build a 76,000 square foot automated distribution facility on approximately 8 acres of the acquired property to accommodate anticipated business growth through the year 1999 and allow for a 24-hour product turn. The architectural plans allow for expansion of the building's footprint up to a maximum of 150,000 square feet to accommodate additional business growth. The Company plans to sell the balance of the property which is subject to customary zoning and other commercial property restrictions and which consists of high visibility street-frontage. The new facility will replace the Company's existing 48,300 square foot leased facility in Chatsworth, California. The Company intends to sublease the Chatsworth, California space through the termination of its leasehold obligations. The Company believes the new facility will be completed by June 1, 1997. The close of escrow and ultimate purchase of the property is contingent upon the achievement of certain rezoning objectives and the obtaining of acceptable financing. The total estimated project cost, assuming the divestiture of approximately 8.5 acres of the new property and inclusive of building construction and equipment costs, is $7.5 million, for which the Company is currently seeking financing. There can be no assurances that the Company will obtain such financing on terms and conditions reasonable or acceptable to the Company. The Company is considering the creation of a new division, Image Distribution Services, that will offer third-party distribution services such as inventory management, order processing and distribution.

      In September 1996, the Company expects to release the first of several fully-interactive CD-ROM titles jointly developed, published and distributed by the Company and The Voyager Company. The first release is A Night To Remember, the 1958 British classic documenting the tragic sinking of the ocean liner Titanic. In addition to the full-length feature film, the CD-ROM will contain a wealth of ancillary material including the ship's blueprint, passenger log and disaster time line. The Company also expects to release under the arrangement two additional titles in calendar 1996, King Kong and Citizen Kane. The Voyager Company is a New York based privately held company that develops, publishes and distributes innovative, entertainment programming on CD-ROM. The Voyager Company also produces the acclaimed Criterion Collection line of laserdisc programming which the Company distributes exclusively.

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

               REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------

      The consolidated financial statements as of June 30, 1996 and for the three-month periods ended June 30, 1996 and 1995 in this Form 10-Q have been reviewed by KPMG Peat Marwick LLP, independent certified public accountants, in accordance with established professional standards and procedures for such a review.

      The report of KPMG Peat Marwick LLP commenting upon their review follows.

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

The Board of Directors
Image Entertainment, Inc.

We have reviewed the condensed consolidated balance sheet of Image Entertainment, Inc. as of June 30, 1996, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended June 30, 1996 and 1995 in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Image Entertainment, Inc.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Image Entertainment, Inc. as of March 31, 1996, and the related consolidated statements of operations and cash flows for the year then ended (not presented herein); and in our report dated May 24, 1996, except for Note 14, which was as of June 5, 1996, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of March 31, 1996, is fairly presented, in all material respects, in relation to the balance sheet from which it has been derived.


                              /s/ KPMG PEAT MARWICK LLP

Los Angeles, California
August 6, 1996

                          PART II - OTHER INFORMATION
                        ==============================

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

ITEM 5.  OTHER INFORMATION.
         -----------------

         Not Applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
         --------------------------------

         (a)  Exhibits

              See Exhibit Index on page 19

         (b)  Reports on Form 8-K

              None

                                  SIGNATURES
                                 -----------

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              IMAGE ENTERTAINMENT, INC.



Date: August 14, 1996         By:  /s/ MARTIN W. GREENWALD
                                   -----------------------
                                   Martin W. Greenwald
                                   Chairman of the Board, Chief Executive
                                   Officer, President and Treasurer


Date: August 14, 1996         By:  /s/ JEFF M. FRAMER
                                   ------------------
                                   Jeff M. Framer
                                   Chief Financial Officer

                                 EXHIBIT INDEX
                               ================

Exhibit No.    Description
- -----------    -----------

10.1* Stock Purchase Agreement between the Company and Stuart Segall dated as of July 12, 1995.

10.2*          Stock Purchase Agreement between the Company and Martin W.
               Greenwald dated as of June 27, 1996.

10.3* Amendment No. 2 dated and effective as of July 1, 1996 to Employment Agreement of Martin W. Greenwald dated July 1, 1994.

15*            Letter re unaudited interim financial information.

27*            Financial Data Schedule.


               * EXHIBIT(S) NOT PREVIOUSLY FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.