Form 10-Q
period 1996-09-30
IMAGE ENTERTAINMENT INC
filed 1996-11-14
CIK 216324

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   Form 10-Q


[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                                       OR

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
        ................ To .................

                         Commission File Number 0-11071

                           IMAGE ENTERTAINMENT, INC.
             (Exact name of registrant as specified in its charter)

          California                                 84-068561
-------------------------------         ---------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification Number)
 incorporation or organization)

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

Number of shares outstanding of the registrant's common stock on November 4, 1996: 13,556,994

                         PART I - FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS.
                --------------------

                           IMAGE ENTERTAINMENT, INC.

                          CONSOLIDATED BALANCE SHEETS

                     September 30, 1996 and March 31, 1996

--------------------------------------------------------------------------------

                                    ASSETS

                                            September 30, 1996   March 31, 1996
                                            ------------------   --------------
                                               (Unaudited)
Cash and cash equivalents                      $ 1,059,786        $ 4,665,942

Accounts receivable, net of allowances of
  $2,988,000 - September 30, 1996;
  $3,183,000 - March 31, 1996                   11,207,480         13,333,372

Inventories                                     17,942,061         15,275,693

Royalty, distribution fee
 and license fee advances                        9,320,345          3,169,444

Prepaid expenses and other assets                2,016,170            906,098

Notes receivable, net                               26,462             75,908

Property, equipment and improvements,
  net of accumulated depreciation and
  amortization of
  $3,519,634 - September 30, 1996;
  $3,145,347 - March 31, 1996                    2,098,809          1,979,211
                                               -----------        -----------

                                               $43,671,113        $39,405,668
                                               ===========        ===========

          See accompanying notes to consolidated financial statements

                           IMAGE ENTERTAINMENT, INC.

                          CONSOLIDATED BALANCE SHEETS

                     September 30, 1996 and March 31, 1996

--------------------------------------------------------------------------------

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                            September 30, 1996   March 31, 1996
                                            ------------------   --------------
                                               (Unaudited)
LIABILITIES:

Accounts payable and accrued liabilities       $15,198,837        $13,606,541

Accrued royalties, distribution
    fees and license fees                        5,244,123          5,273,698

Revolving credit facility                        3,236,885                  -
                                               -----------        -----------

        Total liabilities                       23,679,845         18,880,239
                                               -----------        -----------

SHAREHOLDERS' EQUITY:

Preferred stock, $1 par value, 3,365,385
    shares authorized; none issued
    and outstanding                                      -                  -

Common stock, no par value, 25,000,000
    shares authorized; 13,556,800 and
    and 13,556,160 issued and
    outstanding at September 30, 1996 and
    March 31, 1996, respectively                19,373,614         21,121,582

Stock warrants                                    (121,875)          (233,401)

Additional paid-in capital                       3,064,129          3,064,129

Accumulated deficit                             (2,324,600)        (3,426,881)
                                               -----------        -----------

Net shareholders' equity                        19,991,268         20,525,429
                                               -----------        -----------

                                               $43,671,113        $39,405,668
                                               ===========        ===========

          See accompanying notes to consolidated financial statements

                           IMAGE ENTERTAINMENT, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

             For the Three Months Ended September 30, 1996 and 1995

--------------------------------------------------------------------------------

                                                   1996            1995
                                               ------------    ------------
NET SALES                                      $17,761,678     $26,006,905

OPERATING COSTS AND EXPENSES:
  Cost of laserdisc sales                       13,850,472      20,755,190
  Selling expenses                               1,234,153         998,497
  General and administrative expenses            1,353,155       1,310,476
  Amortization of production costs                 741,223         731,423
                                               -----------     -----------

                                                17,179,003      23,795,586
                                               -----------     -----------

OPERATING INCOME                                   582,675       2,211,319

OTHER EXPENSES (INCOME):
  Interest expense                                  82,000          48,351
  Interest income                                  (49,383)        (77,194)
                                               -----------    ------------

                                                    32,617         (28,843)
                                               -----------    ------------

INCOME BEFORE INCOME TAXES                         550,058       2,240,162

INCOME TAXES                                        54,000         238,200
                                               -----------    ------------

NET INCOME                                     $   496,058     $ 2,001,962
                                               ===========     ===========

NET INCOME PER SHARE (Note 4)                  $       .04     $       .13
                                               ===========     ===========

WEIGHTED AVERAGE COMMON SHARES
  AND COMMON SHARE EQUIVALENTS
  OUTSTANDING (Note 4)                           15,264,825     18,148,045
                                               ============    ===========

          See accompanying notes to consolidated financial statements

                           IMAGE ENTERTAINMENT, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

              For the Six Months Ended September 30, 1996 and 1995

--------------------------------------------------------------------------------

                                                 1996           1995
                                            -----------      -----------
NET SALES                                   $37,908,278      $44,136,162

OPERATING COSTS AND EXPENSES:
   Cost of laserdisc sales                   29,831,859       34,878,849
   Selling expenses                           2,314,843        1,911,044
   General and administrative expenses        2,815,327        2,360,486
   Amortization of production costs           1,513,203        1,428,105
                                            -----------      -----------
                                             36,475,232       40,578,484
                                            -----------      -----------

OPERATING INCOME                              1,433,046        3,557,678

OTHER EXPENSES (INCOME):
   Interest expense                             108,068           79,215
   Interest income                             (144,303)        (157,395)
                                            -----------      -----------

                                                (36,235)         (78,180)
                                            -----------      -----------

INCOME BEFORE INCOME TAXES                    1,469,281        3,635,858

INCOME TAXES                                    367,000          375,200
                                            -----------      -----------

NET INCOME                                  $ 1,102,281      $ 3,260,658
                                            ===========      ===========

NET INCOME PER SHARE (Note 4)               $       .08      $       .21
                                            ===========      ===========

WEIGHTED AVERAGE COMMON SHARES
  AND COMMON SHARE EQUIVALENTS
  OUTSTANDING (Note 4)                       15,655,915       18,113,087
                                            ===========      ===========

        See accompanying notes to consolidated financial statements

                           IMAGE ENTERTAINMENT, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

              For the Six Months Ended September 30, 1996 and 1995

--------------------------------------------------------------------------------

                                                                1996          1995
                                                          -------------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                $ 1,102,281     $ 3,260,658

Adjustments to reconcile net income
  to net cash (used) provided by operating activities:
     Amortization of production costs                       1,513,203       1,428,105
     Depreciation and other amortization                      401,416         450,927
     Amortization of stock warrants                           111,526         174,302
     Provision for doubtful accounts                          321,017          32,267
Changes in assets and liabilities associated
  with operating activities, net of acquired business:
     Accounts receivable                                    1,804,874      (4,459,443)
     Laserdisc inventory                                   (2,657,650)      2,110,296
     Royalty, distribution and license fee
      advances, net                                        (6,150,901)        352,926
     Production cost expenditures                          (1,521,920)     (1,420,262)
     Prepaid expenses and other assets                     (1,116,244)       (363,271)
     Notes receivable                                          49,446          24,596
     Accounts payable, accrued royalties, distribution
      fees, license fees and liabilities                    1,562,721       3,100,765
                                                          -----------      ----------
        Net cash (used) provided by operating activities   (4,580,231)      4,691,866
                                                          -----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Capital expenditures                                      (514,842)       (314,203)
   Acquisition of business, less cash acquired                      -      (3,071,580)
                                                          -----------     -----------
        Net cash used by investing activities                (514,842)     (3,385,783)
                                                          -----------     -----------

          See accompanying notes to consolidated financial statements

                           IMAGE ENTERTAINMENT, INC.

                                  (UNAUDITED)

              For the Six Months Ended September 30, 1996 and 1995

---------------------------------------------------------------------------------------
                                                                1996            1995
                                                          --------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Advances under revolving credit facility                $ 16,701,581     $ 13,289,854
  Repayment of advances under revolving credit facility    (13,464,696)     (12,873,066)
  Principal payments under capital lease obligations                 -          (73,858)
  Repurchase of common stock                                (1,795,948)      (2,821,179)
  Net proceeds from exercise of stock options                   47,980          123,316
                                                          ------------     ------------

        Net cash provided (used) by financing activities     1,488,917       (2,354,933)
                                                          ------------     ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                   (3,606,156)      (1,048,850)

  Cash and cash equivalents at beginning of period           4,665,942        2,187,063
                                                          ------------     ------------

  Cash and cash equivalents at end of period              $  1,059,786     $  1,138,213
                                                          ============     ============

SUPPLEMENTAL DISCLOSURES OF CASH
FLOW INFORMATION:

  Cash paid during the period for:
        Interest                                          $     54,579     $     68,986
        Income taxes                                      $    668,000     $     69,000
                                                          ============     ============

        See accompanying notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
-------------------------------------------------------------------------------

NOTE 1. BASIS OF PRESENTATION.

        The accompanying consolidated financial statements as of and for the periods ended September 30, 1996 and 1995 include the accounts of Image Entertainment, Inc. and its wholly-owned subsidiary U.S. Laser Video Distributors, Inc. (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

        The accompanying consolidated balance sheet at September 30, 1996 and the related consolidated statements of operations and cash flows for the periods ended September 30, 1996 and 1995 of the Company included herein are unaudited; however, such information reflects all adjustments of a normal recurring nature which management believes are necessary for a fair presentation of results for the interim periods. The accompanying consolidated financial information for the periods ended September 30, 1996 and 1995 should be read in conjunction with the Financial Statements, the Notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's March 31, 1996 Form 10-K.

        Certain fiscal 1996 amounts have been reclassified to conform with the fiscal 1997 presentation.

        Acquisition.  The consolidated statements of operations for the periods
        ------------
        ended September 30, 1996 and 1995 included the operating results of the Company's wholly-owned subsidiary U.S. Laser Video Distributors, Inc. ("U.S. Laser"). Operating results of U.S. Laser were included for the entire three-month periods ended September 30, 1996 and 1995, respectively, as well as the six-month period ended September 30, 1996. For the six-month period ended September 30, 1995, operating results include 17 business days of the quarter ended June 30, 1995, commencing on the June 8, 1995 acquisition of U.S. Laser, and the entire remaining three months of the six-month period ended September 30, 1995.

        Seasonality and Variability.  The Company has generally experienced
        ---------------------------
        higher sales of laserdiscs in the quarters ended December 31 and March 31 due to increased consumer spending associated with the year-end holidays and the home video release of many high profile, high budget summer theatrical releases; however, since most sales of a title occur in the first few months after its release, seasonal sales also vary with the popularity of titles in release. In addition to seasonality issues, other factors have contributed to the fluctuation in the Company's net sales on a quarterly basis. These factors include: (i) the popularity of titles in release during the quarter; (ii) the pending introduction of the new digital video disc format and its affect on consumers and hardware and software retailers; (iii) general economic conditions affecting consumer demand and buying habits for laserdisc hardware and software;(iv) the Company's marketing and promotional activities;
        (v) the Company's rights and distribution activities; and, (vi) the extension, termination or non-renewal of existing license and distribution rights. The results of operations for the periods ended September 30, 1996 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 1997.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
-------------------------------------------------------------------------------

NOTE 2. INVENTORIES.

        Inventories at September 30, 1996 and March 31, 1996 are summarized as follows:

                                       September 30,          March 31,
                                            1996                1996
                                       -------------         -----------
        Laserdisc inventory              $16,613,927         $13,956,276
        Production costs                   1,328,134           1,319,417
                                         -----------         -----------
                                         $17,942,061         $15,275,693
                                         ===========         ===========

        Production costs are net of accumulated amortization of $4,872,146 and $4,941,715 at September 30, 1996 and March 31, 1996, respectively.

NOTE 3. INCOME TAXES.

        Income taxes for the periods ended September 30, 1996 were computed using the effective tax rate estimated to be applicable for the full fiscal year ending March 31, 1997, which is subject to ongoing review and evaluation by management. A portion of Federal income taxes for the periods ended September 30, 1996 were offset by the utilization of net operating loss carryforwards.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
-------------------------------------------------------------------------------

        income resulting from the assumed application of proceeds. If, on the other hand, the aggregate effect was anti-dilutive, common share equivalents and adjustments to net income resulting from the assumed application of proceeds are excluded from the calculation of net income per share.

        The modified treasury stock method was used to determine net income per share for the periods ended September 30, 1996 and 1995.

        Fully diluted net income per share was not presented for the periods ended September 30, 1996 and 1995 since the amounts did not differ significantly from the primary net income per share.

        The following table sets forth the calculation of net income per share for the periods ended September 30, 1996 and 1995:

                                        Three months    Three months    Six months     Six months
                                            ended           ended          ended          ended
                                        September 30,   September 30,  September 30,  September 30,
                                            1996            1995            1996           1995
                                        ------------   -------------  -------------  -------------
As Presented
------------
Net income                              $   496,058   $  2,001,962    $ 1,102,281    $ 3,260,658
                                        -----------    -----------    -----------    -----------

Adjustments
-----------
Add: reduction of interest expense
    on assumed reduction of debt,
    net of taxes                             48,334         24,810         53,589         34,400
Add: interest income on assumed
   investment in U.S. government
   securities, net of taxes                  70,465        280,065        171,443        552,667
                                        -----------    -----------    -----------    -----------
Adjustment to net income                    118,799        304,875        225,032        587,067
                                        -----------    -----------    -----------    -----------

As Adjusted
-----------
Net income                              $   614,857    $ 2,306,837    $ 1,327,313    $ 3,847,725
                                        ===========    ===========    ===========    ===========

Weighted average common
 shares and common share
 equivalents outstanding:
Common shares                            13,635,377     13,615,768     13,678,979     13,689,151
Common stock options
 and warrants                             1,629,448      4,532,277      1,976,936      4,423,936
                                        -----------    -----------    -----------    -----------
                                         15,264,825     18,148,045     15,655,915     18,113,087
                                         ==========    ===========    ===========    ===========

Net income per share                    $       .04    $       .13    $       .08    $       .21
                                        ===========    ===========    ===========    ===========

NOTE 5. REVOLVING CREDIT AND TERM LOAN FACILITY.

        At September 30, 1996, the Company had $3,236,885 in borrowings outstanding under its November 15, 1994, three-year, $15,000,000 revolving credit and term loan facility with Foothill Capital Corporation. Borrowings are secured by substantially all of the Company's assets and bear interest at prime plus 1.5% (9.75% at September 30, 1996).


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

RESULTS OF OPERATIONS

        The Company's net sales for the three and six months ended September 30, 1996 decreased 31.7% and 14.1%, respectively, over the comparable prior-year periods. Operating income decreased 73.7% to $582,675 and 59.7% to $1,433,046 for the three and six months ended September 30, 1996, respectively, from $2,211,319 and $3,557,678 for the comparable prior-year periods. Net income decreased 75.2% to $496,058, or $.04 per share, and 66.2% to $1,102,281, or
$.08 per share, for the three and six months ended September 30, 1996, respectively, from $2,001,962, or $.13 per share, and $3,260,658, or $.21 per share, for the three and six months ended September 30, 1995, respectively.
The Company's effective tax rate for fiscal 1997 is estimated to be 25.0% versus 10.6% and 10.3% for the three and six months ended September 30, 1995, respectively.

THE THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1995

        Net sales for the September 1996 quarter decreased 31.7% to $17,761,678 from $26,006,905 for the September 1995 quarter. The release schedule for the September 1996 quarter was substantially weaker than that of the September 1995 quarter. The September 1996 quarter's release schedule generated sales of approximately $10.1 million which included exclusive titles such as BROKEN ARROW, THE BIRDCAGE, MR. HOLLAND'S OPUS, RUMBLE IN THE BRONX and NIXON. Comparatively, the September 1995 quarter release schedule generated sales of approximately $16.7 million and included exclusive titles such as LION KING, PULP FICTION, CINDERELLA, and the release of THX versions of STAR WARS, THE EMPIRE STRIKES BACK and RETURN OF THE JEDI. Additionally, the Company experienced weaker net sales of catalogue titles (previously released laserdisc titles) in the September 1996 quarter versus the September 1995 quarter. The weakness was primarily a result of the decline in laserdisc hardware sales, reported by the Electronics Industry Association ("EIA") to be down approximately 35.0% for calendar 1996 to date versus the same prior-year period. The decline in laserdisc hardware sales was attributable to the continued confusion and uncertainty in the laserdisc marketplace about the pending introduction of the new 5-inch DVD format and its quality (versus laserdisc). The weakness in catalogue sales was also a result of continued retail softness experienced by the chain music/video stores and the fact that the September 1995 quarter included substantial sales from the STAR WARS
TRILOGY: THE DEFINITIVE COLLECTION which, as of January 1, 1996, was no longer available in this three-movie collector's set. In the future, the Company expects that net sales will continue to be affected by the popularity of new releases, laserdisc hardware sales, the extent of the Company's distribution of the DVD format and DVD's market penetration and the prevailing economic environment.

        Cost of laserdisc sales for the September 1996 quarter decreased to $13,850,472 from $20,755,190 for the September 1995 quarter. As a percentage of net sales, cost of laserdisc sales for the September 1996 quarter decreased to 78.0% from 79.8% for the September 1995 quarter. The September 1996 quarter's decrease in cost of laserdisc sales as a percentage of net sales primarily resulted from laserdisc manufacturing cost savings due to the comparative strength of the U.S. Dollar against the Japanese Yen, earned laserdisc manufacturing volume incentive rebates and comparatively increased sales of higher-margin salvaged inventory retained as part of a June 1994 insurance settlement all offset, in part, by comparatively increased sales of lower-margin nonexclusive product sales as a percentage of net sales. At September 30, 1996, the Company had minimal salvaged inventory remaining on hand.

        The sales mix of higher-margin exclusive product and lower-margin nonexclusive product and the margins within each category vary with the availability and popularity of titles and the Company's marketing emphasis. Lower-margin nonexclusive product sales, including lower-margin U.S. Laser sales (U.S. Laser has substantially lower margins because it is solely a nonexclusive distributor), accounted for 29.6% of net sales in the September 1996 quarter compared to 17.4% of in the September 1995 quarter. Beginning with the June 1996 quarter, one of the Company's largest exclusive product customers began buying substantially all of their nonexclusive laserdisc product from the Company, contributing to the percentage increase in nonexclusive product sales.

        Selling expenses for September 1996 quarter increased 23.6% to $1,234,153 from $998,497 for the September 1995 quarter. As a percentage of net sales, selling expenses for the September 1996 quarter increased to 6.9% from 3.8% for the September 1995 quarter. This increase resulted primarily from higher market development funds provided to customers, increased trade advertising of exclusive titles and additional freight out expense as a percent of net sales in connection with the Company's initial consolidation of U.S. Laser's laserdisc distribution activities. See - Summary and Outlook. The Company expects, although there can be no assurance, to ultimately reduce its freight out expenses as a percent of net sales following the completion of the U.S. Laser distribution consolidation. To promote the laserdisc format and take advantage of the continued delays in the introduction of the anticipated DVD format, the Company expects to maintain its current higher level of expenditures for market development and trade advertising as well as increase its sales promotions for the balance of fiscal 1997 as compared to fiscal 1996. During the September 1996 quarter, the Company commenced its four-month "Laserdisc Roadshow" promotion which is modeled after the Company's February 1996 "Laserdisc Spectacular" held in Los Angeles, California. Company sales and marketing personnel, with support from Pioneer Entertainment and the Company's exclusive and nonexclusive laserdisc suppliers, are traveling to nine major U.S. cities promoting the laserdisc format with laserdisc hardware and software promotions.

        General and administrative expenses for the September 1996 quarter increased 3.3% to $1,353,155 from $1,310,476 for the September 1995 quarter. As a percentage of net sales, general and administrative expenses for the September 1996 quarter increased to 7.6% from 5.0% for the September 1995 quarter. This increase resulted primarily from an increase in the provision for doubtful accounts due to continued softness in the retail entertainment software market.

        Amortization of production costs for the September 1996 quarter increased 1.3% to $741,223 from $731,423 for the September 1995 quarter. As a percentage of net sales, amortization of production costs for the September 1996 quarter increased to 4.2% from 2.8% for the September 1995 quarter. The Company expects amortization of production costs to continue to be a function of the timing and number of exclusive titles placed into production.

        Interest expense for the September 1996 quarter increased 69.6% to $82,000 from $48,351 for the September 1995 quarter. Interest income for the September 1996 quarter decreased 36.0% to $49,383 from $77,194 for the September 1995 quarter. The September 1996 quarter saw the utilization of cash and borrowings under the Company's revolving credit facility to finance advance royalty and certain inventory purchase and license fee obligations under the May 1996 exclusive laserdisc output license and distribution agreement with MGM/UA Home Entertainment as well as the continued repurchase of common stock under the Company's stock repurchase program.

        The effective income tax rate for the September 1996 quarter was 9.8%, the tax rate necessary to adjust the cumulative effective tax rate for the six months ended September 30, 1996 to approximately 25.0%, which is the effective tax rate anticipated by the Company for the full fiscal year ending March 31, 1997. The effective income tax rate for the September 1995 quarter was 10.6%. Net operating loss carryforwards for Federal and state tax purposes were utilized to offset taxable income for the September 1995 quarter. However, the net operating loss carryforward for state tax purposes was fully utilized during fiscal 1996, and the Federal net operating loss carryforward is expected to be fully utilized in fiscal 1997, which together lead to a higher effective income tax rate for Federal and state tax purposes for fiscal 1997.

THE SIX MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THE SIX MONTHS ENDED SEPTEMBER 30, 1995

        Net sales for the six months ended September 30, 1996 decreased 14.1% to $37,908,278 from $44,136,162 for the six months ended September 30, 1995. The release schedule for the six months ended September 30, 1996 was substantially weaker than that of the six months ended September 30,

1995 which included LION KING, PULP FICTION, CINDERELLA, and the release of THX versions of STAR WARS, THE EMPIRE STRIKES BACK, and RETURN OF THE JEDI. The Company's net sales of catalogue titles (previously released laserdisc titles) in the six months ended September 30, 1996 were weaker than those in the six months ended September 30, 1995. The weakness was primarily a result of the decline in laserdisc hardware sales, reported by the EIA to be down approximately 35.0% for calendar 1996 to date versus the same prior-year period. The decline in laserdisc hardware sales was attributable to the continued confusion and uncertainty in the laserdisc marketplace about the pending introduction of the new 5-inch DVD format and its quality (versus laserdisc). The weakness in catalogue sales was also a result of the continued retail softness experienced by the chain music/video stores and the fact that the September 1995 period included substantial sales from the STAR WARS TRILOGY: THE DEFINITIVE COLLECTION which, as of January 1, 1996, was no longer available in this three-movie collector's set. The reduction in net sales for the six months ended September 30, 1996 versus 1995 resulting from a weaker release schedule and reduced catalogue sales were slightly offset by the inclusion of a full six months of U.S. Laser sales for the September 1996 period versus three months and 17 business days for the September 1995 period. In the future, the Company expects that net sales will continue to be affected by the popularity of new releases, laserdisc hardware sales, the extent of the Company's distribution of the DVD format and DVD's market penetration and the prevailing economic environment.

        Cost of laserdisc sales for the six months ended September 30, 1996 decreased to $29,831,859 from $34,878,849 for the six months ended September 30, 1995. Cost of sales as a percentage of sales decreased to 78.7% for the six months ended September 30, 1996 from 79.0% for the six months ended September 30, 1995. The September 1996 period's decrease in cost of laserdisc sales as a percentage of net sales primarily resulted from laserdisc manufacturing cost savings due to the comparative strength of the U.S. Dollar against the Japanese Yen and earned laserdisc manufacturing volume incentive rebates in the September 1996 quarter, offset, in part, by the inclusion of U.S. Laser's lower-margin net sales and cost of laserdisc sales for the full six month period ended September 30, 1996 versus three months and 17 business days for the September 1995 period, increased sales of lower-margin nonexclusive product sales as a percentage of net sales and comparatively decreased sales of high-margin salvaged inventory retained as part of the June 1994 insurance settlement.

        The sales mix of higher-margin exclusive product and lower-margin nonexclusiveproduct and the margins within each category vary with the availability and popularity of titles and the Company's marketing emphasis. Lower-margin nonexclusive product sales, including lower-margin U.S. Laser sales (U.S. Laser has substantially lower margins because it is solely a nonexclusive distributor), accounted for 27.6% of net sales in the six months ended September 30, 1996 compared to 16.9% of in the six months ended September 30, 1995. Beginning with the June 1996 quarter, one of the Company's largest exclusive product customers began buying substantially all of their nonexclusive laserdisc product from the Company, contributing to the percentage increase in nonexclusive product sales.

        Selling expenses for six months ended September 30, 1996 increased 21.1% to $2,314,843 from $1,911,044 for the six months ended September 30, 1995. As a percentage of net sales, selling expenses for the six months ended September 30, 1996 increased to 6.1% from 4.3% for the six months ended

September 30, 1995. This increase resulted primarily from increased market development funds provided to customers, increased trade advertising of exclusive titles, increased sales promotions and a full six months of U.S. Laser's selling expenses for the 1996 period versus three months and 17 business days for the 1995 period. To promote the laserdisc format and take advantage of the continued delays in the introduction of the anticipated DVD format, the Company expects to maintain its current higher level of expenditures for market development, trade advertising and sales promotions for the balance of fiscal 1997 as compared to fiscal 1996. During the September 1996 quarter, the Company commenced its four-month "Laserdisc Roadshow" promotion which is modeled after the Company's February 1996 "Laserdisc Spectacular" held in Los Angeles, California. Company sales and marketing personnel, with support from Pioneer Entertainment and the Company's exclusive and nonexclusive laserdisc suppliers, are traveling to nine major U.S. cities promoting the laserdisc format with laserdisc hardware and software promotions.

        General and administrative expenses for the six months ended September 30, 1996 increased 19.3% to $2,815,327 from $2,360,486 for the six months ended September 30, 1995. As a percentage of net sales, general and administrative expenses for the six months ended September 30, 1996 increased to 7.4% from 5.3% for the six months ended September 30, 1995. This increase resulted primarily from an increase in the provision for doubtful accounts due to the Chapter 11 bankruptcy filing of a large customer and continued softness in the retail entertainment software market, inclusion of a full six months of U.S. Laser's general and administrative expenses in the 1996 period versus three months and 17 business days for the 1995 period and higher insurance premium costs for increased coverage.

        Amortization of production costs for the six months ended September 30, 1996 increased 6.0% to $1,513,203 from $1,428,105 for the six months ended September 30, 1995. As a percentage of net sales, amortization of production costs for the six months ended September 30, 1996 increased to 4.0% from 3.2% for the six months ended September 30, 1995. The Company expects amortization of production costs to continue to be a function of the timing and number of exclusive titles placed into production.

        Interest expense for the six months ended September 30, 1996 increased 36.4% to $108,068 from $79,215 for the six months ended September 30, 1995. Interest income for the six months ended September 30, 1996 decreased 8.3% to
$144,303 from $157,395 for the six months ended September 30, 1995.   The six
months ended September 30, 1996 saw the utilization of cash and borrowings under the Company's revolving credit facility to finance royalty advance and certain inventory purchase and license fee obligations under the May 1996 exclusive laserdisc output license and distribution agreement with MGM/UA Home Entertainment as well as the continued repurchase of common stock under the Company's stock repurchase program.

        The effective income tax rate for the six months ended September 30, 1996 was approximately 25.0% versus 10.3% for the six months ended September 30, 1995. Net operating loss carryforwards for Federal and state tax purposes were utilized to offset taxable income for the six months ended September 30, 1995. However, the net operating loss carryforward for state tax purposes was fully utilized during fiscal 1996 and the Federal net operating loss carryforward is expected to be fully utilized in fiscal 1997, which together lead to a higher effective income tax rate for Federal and state tax purposes for fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's working capital requirements vary primarily with the level of its licensing, production and distribution activities. The principal uses of working capital are for program licensing costs (i.e., royalty payments, including advances, to program suppliers), distribution fee advances, manufacturing and production costs, costs of acquiring finished product for wholesale distribution and selling, general and administrative expenses. Since January 1995, the Company has used working capital for the repurchase of its common stock, the acquisition of the assets of U.S. Laser and the procurement of new licensing agreements. Working capital requirements increase as licensing and distribution activities increase. Working capital has historically been provided by private sales of common stock, notes representing long-term debt, bank borrowings and cash flows from operations. For the six months ended September 30, 1996, operating activities used cash and cash equivalents of $4,580,231, investing activities used cash and cash equivalents of $514,842 and financing activities provided cash and cash equivalents of $1,488,917, resulting in a net decrease in cash and cash equivalents of $3,606,156. See discussion below regarding the working capital expended in connection with the MGM/UA Home Entertainment ("MGM/UA") exclusive laserdisc output license and distribution agreement.

        At September 30, 1996, the Company had $3,236,885 borrowings outstanding under its November 15, 1994, three-year, $15,000,000 revolving credit and term loan facility with Foothill Capital Corporation. Funds available for borrowing under the revolving credit facility may not exceed the borrowing base, as defined in the facility agreement. At September 30, 1996, the Company had total borrowing availability of approximately $4,650,000 under the revolving credit and term loan facility, which is net of availability securing outstanding letters of credit. Borrowings are secured by substantially all of the Company's assets and bear interest at prime plus 1.5% (9.75% at September 30, 1996). The facility agreement requires the Company to comply with certain financial and operating covenants. At September 30, 1996, the Company was in compliance with all financial and operating covenants.

        At September 30, 1996, the Company had $2,500,000 of outstanding letters of credit issued and guaranteed by the Company's lender and expiring on November 15, 1997. These letters of credit secure balances due to program suppliers.

        In May 1996, the Company entered into an exclusive laserdisc output license and distribution agreement pursuant to which the Company acquired the right to replicate, market and distribute MGM/UA programming on laserdisc in the United States and Canada through the year 2001. During the quarter ended September 30, 1996, certain commitments under the agreement were met by MGM/UA which required the Company to pay a $5 million royalty advance as well as a $1 million down payment on an inventory purchase and elements license commitment, composed of the purchase of MGM/UA's on-hand laserdisc inventory for approximately $3.0 million (for which delivery to the Company was substantially completed in August, 1996) and the license for the use of MGM/UA's laserdisc masters and art elements relating to catalogue titles for the term of the agreement for approximately $2.5 million.

        In July 1996, the Company extended its July 1, 1992 exclusive laserdisc purchase and distribution agreement with Twentieth Century Fox Home Entertainment giving the Company exclusive laserdisc distribution rights to Twentieth Century Fox Home Entertainment programming through June 30, 1999.

        On June 27, 1996, the Company's Board of Directors approved a 500,000 share increase to the Company's January 1995 authorization to repurchase up to one million shares of outstanding common stock. Purchases are made from time to time in the open market and/or through privately negotiated transactions based on current market conditions and other factors. During the six months ended September 30, 1996, the Company purchased 315,000 shares of its common stock for $1,795,948 under its stock repurchase program. Since January 1995 and through September 30, 1996, the Company has repurchased 1,223,100 shares of its common stock for $8,052,579.

        At September 30, 1996, the Company had license obligations for royalty advances, minimum guarantees and other fees of approximately $1,641,000 for the remainder of fiscal 1997, $5,072,000 during fiscal 1998, $6,582,000 during fiscal 1999 and $11,185,064 during fiscal 2000. These advances and guarantees are recoupable against royalties earned by the licensors and program suppliers, respectively. Depending upon the competition for license and exclusive distribution rights, the Company may have to pay increased advances, guarantees and/or royalty rates in order to acquire or retain such rights in the future.

        Management believes that cash available from operations and its revolving credit and term loan facility will be adequate to meet anticipated working capital requirements for the next twelve months. The Company is seeking additional sources of financing in connection with its consideration of acquisition opportunities and its proposed new distribution facility in Las Vegas, Nevada. See - Summary and Outlook below.
                ---

SUMMARY AND OUTLOOK

        During the first six months of fiscal 1997 and fourth quarter of fiscal 1996, the Company experienced weaker net sales of catalogue titles (previously released laserdisc titles) versus the same prior-year periods. Management believes this to be primarily a result of the decline in laserdisc hardware sales, reported by the EIA to be down approximately 35.0% for calendar 1996 to date versus the same prior-year period. The decline in laserdisc hardware was a result of the confusion and uncertainty in the laserdisc marketplace about the pending introduction of the DVD format. Another factor contributing to the weakness in catalogue sales was a soft retail environment affecting the chain music/video stores. Management believes, although there can be no assurance, that the retail environment affecting the chain music/video stores will strengthen in the future and is looking forward to releasing high visibility titles, such as TOY STORY, INDEPENDENCE DAY, POCAHONTAS, BAMBI (rerelease), THE ROCK, PHENOMENON and COURAGE UNDER FIRE.

        The promotion surrounding the pending introduction of the new DVD format has created confusion and uncertainty in the laserdisc marketplace. In the event that the DVD format is released in the foreseeable future, it could have a further impact on the laserdisc market. However, no verifiable information currently exists relative to the format's introduction date, the number of studios participating in the initial roll-out, expected consumer acceptance, expected market penetration, video quality (as compared to laserdisc quality), software price (i.e., sell-through only pricing versus two-tiered sell-through and rental pricing), hardware price, production cost, and the number and breadth of titles that will be available when the format is introduced and, subsequent thereto, the frequency and number of additional new and catalogue titles expected to be released in the format. The Company nevertheless believes, although there can be no assurance, that the laserdisc format will remain viable despite the introduction of DVD because over 10,000 titles in a broad range of categories are available on laserdisc, an established consumer base exists for laserdisc, many laserdiscs are released in the special edition format that appeals to collectors and many laserdisc consumers own large collections of laserdisc titles. In addition, Pioneer Electronics, the largest manufacturer and distributor of laserdisc hardware has announced that it will be introducing a combination laserdisc, DVD and CD player in January 1997; the success of the player will also help promote the sale of catalogue and new laserdisc releases.

        In October 1996, the Company entered into a two-year agreement pursuant to which Thomson Consumer Electronics, a leading hardware manufacturer whose brands include RCA, GE and Proscan, granted exclusive rights to the Company for the distribution of DVD software to authorized Thomson hardware dealers. The two-year term begins with the initial roll-out of DVD software by any major home video company. Currently, there are over 5,000 authorized Thomson locations which are potential customers. Under the agreement, Thomson and the Company have formulated a strategic alliance to bring DVD software and hardware together at the retail level. Because of delays, generally experienced with the introduction of any new video format, studio participation and the scheduled release of DVD software has yet to be determined.

        In June 1996, the Company entered into an agreement to purchase approximately 16.5 acres of unimproved real property in Las Vegas, Nevada for approximately $4 million. The property is located adjacent to McCarran International Airport. The Company intends to build a 76,000 square foot automated distribution facility on approximately eight acres of the acquired property to accommodate anticipated business growth through the year 1999 and allow for a 24-hour product turn. The architectural plans allow for expansion of the building's footprint up to a maximum of 150,000 square feet to accommodate additional business growth. The Company plans to sell the balance of the property which is subject to customary zoning and other commercial property restrictions and which consists of high visibility street-frontage.
The new facility will replace the Company's existing 48,300 square foot leased facility in Chatsworth, California. The Company intends to sublease the Chatsworth, California space through the termination of its leasehold obligations. The Company believes the new facility will be completed by July
1, 1997. The close of escrow and ultimate purchase of the property is contingent upon obtaining acceptable financing. The total estimated project cost, assuming the divestiture of approximately eight and one-half acres of the new property and inclusive of building construction and equipment costs, is $7.5 million, for which the Company is currently in the final credit approval process with a lending institution. There can be no assurances that the Company will obtain ultimate credit approval. The Company is considering the creation of a new division, Image Distribution Services, that will offer third-party distribution services such as inventory management, order processing and distribution.

        During the September 1996 quarter, in an effort to achieve distribution cost savings by ultimately streamlining distribution efforts of the Company and its subsidiary U.S. Laser and eliminating distribution operation redundancy, the Company began its consolidation of the majority of U.S. Laser's laserdisc distribution activities. In August, the Company began shipping U.S. Laser's laserdisc product out of its Chatsworth warehouse. There can be no assurance that the Company will realize cost savings from the consolidation of U.S. Laser's distribution operation. U.S. Laser will continue to service its sales customer accounts, maintaining its sales staff and its customer service and order processing operations, and publish its monthly magazine LASERVIEWS:
America's Laser Disc Magazine out of newly leased corporate office space
(U.S. Laser's existing lease for corporate, warehouse and distribution space terminated in September 1996). Effective September 1996, U.S. Laser leased 7,625 square feet of corporate office and retail space in Whippany, New Jersey. In October 1996, U.S. Laser opened its new retail concept store "Digitainment." Digitainment offers a large selection of optical disc software for sale and rental as well as "Home Theater" hardware systems for sale. The store also includes an Internet Cafe which contains a coffeehouse and computer terminals which allow customers to access the Internet. The hardware sales, Internet
Cafe and Internet access computers are managed by outside firms on a profit sharing basis. The Company may open other Digitainment stores should the retail concept store prove successful.

        In October 1996, the Company released the first of several fully-interactive CD-ROM titles jointly developed, published and distributed by the Company and The Voyager Company. The first release was A Night To Remember, the 1958 British classic documenting the tragic sinking of the ocean liner Titanic. The Company also expects to release two additional titles under the arrangement. The Voyager Company is a New York-based privately-held company that develops, publishes and distributes innovative, entertainment programming on CD-ROM. The Voyager Company also produces the Criterion Collection line of laserdisc programming which the Company distributes exclusively.

        The Company continues to license new programming for laserdisc distribution as well as seek to renew and extend relationships with existing studios. In addition, the Company is seeking exclusive and nonexclusive DVD distribution rights where available.

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

FORWARD LOOKING STATEMENTS

Certain statements contained in this Form 10-Q, including without limitation statements containing the words "believes," "anticipates," "expects" and words of similar import, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performances or achievements expressed or implied by such forward-looking statements. The Company has made forward-looking statements in this Form 10-Q concerning, among other things, (i) viability of the laserdisc format despite the introduction of DVD; (ii) the January 1997 release date of the Pioneer Electronics combination laserdisc, DVD and CD player, its ultimate success and its impact on catalogue and new release laserdisc sales; (iii) the strengthening of the music/video retail environment over the long term; (iv) anticipated growth through 1999 and desire for a 24-hour product turn necessitate the purchase of eight acres of land and the building of an expandable distribution facility; (v) the July 1, 1997 completion date of the new facility and its total cost, net of the planned divestiture of eight and one-half acres would be approximately $7.5 million; (vi) cost savings achieved by the consolidation of U.S. Laser's distribution activities; and, (vii) the opening of other Digitainment stores should the retail concept store prove successful. These statements are only predictions, however, actual events or results may differ materially as a result of risks facing the Company. These risks include, but are not limited to: (i) number of studios participating in DVD; (ii) DVD's video and audio quality versus laser; (iii) DVD hardware/software pricing versus laser; (iv) number of and breadth of titles that will ultimately be available; (v) ultimate consumer acceptance of DVD; (vi) shifts in industry distribution channels; (vii) shifts in consumer retail buying habits; (viii) the availability and financing of future acquisition candidates whose product Image could distribute out of the Las Vegas facility; (ix) possible construction delays and unforeseen additional construction costs; (x) the financial strength of the music/video retail chains; and (xi) other factors referenced in this Form 10-Q. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to announce publicly the result of any revisions to any of the forward-looking statements contained in this and other Securities and Exchange Commission filings of the Company to reflect future events or developments.

               REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------

        The consolidated financial statements as of September 30, 1996 and for the three- and six-month periods ended September 30, 1996 and 1995 in this Form 10-Q have been reviewed by KPMG Peat Marwick LLP, independent certified public accountants, in accordance with established professional standards and procedures for such a review.

        The report of KPMG Peat Marwick LLP commenting upon their review follows.

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

The Board of Directors
Image Entertainment, Inc.

We have reviewed the condensed consolidated balance sheet of Image Entertainment, Inc. as of September 30, 1996, and the related condensed consolidated statements of operations and cash flows for the three and six month periods ended September 30, 1996 and 1995 in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Image Entertainment, Inc.

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


Los Angeles, California
November 5, 1996

                          PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS.
        -----------------

        Not Applicable

ITEM 2. CHANGES IN SECURITIES.
        ---------------------

        Not Applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
        -------------------------------

        Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
        ---------------------------------------------------

        On September 6, 1996, the Company held its annual meeting of shareholders. Represented at the meeting in person or by proxy were 11,806,941 shares of common stock (approximately 85.16% of the shares entitled to vote), constituting a quorum.

        At the meeting, Martin W. Greenwald, Stuart Segall, Ira S. Epstein and Russell Harris were elected as directors of the Company to serve until their respective successors have been elected and qualified. With respect to Mr. Greenwald's election, there were 11,709,412 votes for and 97,529 votes withheld. With respect to Mr. Segall's election, there were 11,710,391 votes for and 96,550 votes withheld. With respect to Mr. Epstein's election, there were 11,710,343 votes for and 96,598 votes withheld. With respect to Mr. Harris's election, there were 11,709,465 votes for and 96,598 votes withheld.

        At the meeting, the Company's shareholders voted upon and ratified the appointment of KPMG Peat Marwick LLP as the Company's independent auditors for the fiscal year ending March 31, 1997. With respect to this matter, there were 11,752,134 votes for, 45,306 votes against and 7,001 abstentions.

ITEM 5. OTHER INFORMATION.
        -----------------

        Not Applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.
        --------------------------------

        (a)     Exhibits

                See Exhibit Index on page 24

        (b)     Reports on Form 8-K

                None

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        IMAGE ENTERTAINMENT, INC.


Date:  November 14, 1996                By: /s/ MARTIN W. GREENWALD
                                            ---------------------------------
                                            Martin W. Greenwald
                                            Chairman of the Board, Chief
                                            Executive Officer, President
                                            and Treasurer

Date:  November 14, 1996                By: /s/ JEFF M. FRAMER
                                            ---------------------------------
                                            Jeff M. Framer
                                            Chief Financial Officer

                                 EXHIBIT INDEX

Exhibit No.     Description
-----------     -----------

10.1 Stock Purchase Agreement between the Company and Stuart Segall dated as of July 12, 1995.

10.2            Stock Purchase Agreement between the Company and Martin W.
                Greenwald dated as of June 27, 1996.

10.3 Amendment No. 2 dated and effective as of July 1, 1996 to Employment Agreement of Martin W. Greenwald dated July 1, 1994.

10.4*           Option granted October 10, 1996 by the Company to Martin W.
                Greenwald.

15*             Letter re unaudited interim financial information.

27*             Financial Data Schedule.

                * EXHIBIT(S) NOT PREVIOUSLY FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.