Form 10-Q
period 1996-12-31
IMAGE ENTERTAINMENT INC
filed 1997-02-12
CIK 216324

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1996

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 For The Transition Period from ................ to
     .................


                        Commission File Number 0-11071

                           IMAGE ENTERTAINMENT, INC.
            (Exact name of registrant as specified in its charter)


          California                                          84-0685613
          ----------                                          ----------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification Number)

                                9333 Oso Avenue
                         Chatsworth, California 91311
                         ----------------------------
         (Address of principal executive offices, including zip code)

                                (818) 407-9100
                                --------------
             (Registrant's telephone number, including area code)


Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, no par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes (X)   No ( )

Number of shares outstanding of the registrant's common stock on February 5, 1997: 13,114,773

--------------------------------------------------------------------------------
                         PART I - FINANCIAL INFORMATION
--------------------------------------------------------------------------------

ITEM 1.   FINANCIAL STATEMENTS.
          --------------------


                           IMAGE ENTERTAINMENT, INC.

                          CONSOLIDATED BALANCE SHEETS

                     December 31, 1996 and March 31, 1996

================================================================================

                                    ASSETS


                                                        December 31, 1996    March 31, 1996
                                                        ------------------   --------------
                                                           (unaudited)

Cash and cash equivalents                                     $ 1,131,623       $ 4,665,942

Accounts receivable, net of allowances of
  $4,642,000 - December 31, 1996;
  $3,183,000 - March 31, 1996                                  14,661,504        13,333,372

Inventories                                                    19,612,382        15,275,693

Royalty, distribution fee and license fee advances             10,088,053         3,169,444

Prepaid expenses and other assets                                 811,050           982,006

Property, equipment and improvements, net of
  accumulated depreciation and amortization of
  $3,747,178 - December 31, 1996;
  $3,145,347 - March 31, 1996                                   7,244,954         1,979,211
                                                              -----------       -----------
                                                              $53,549,566       $39,405,668
                                                              ===========       ===========

          See accompanying notes to consolidated financial statements

                           IMAGE ENTERTAINMENT, INC.

                          CONSOLIDATED BALANCE SHEETS

                     December 31, 1996 and March 31, 1996

================================================================================

                     LIABILITIES AND SHAREHOLDERS' EQUITY


                                                           December 31, 1996    March 31, 1996
                                                           ------------------   ---------------
                                                              (unaudited)
LIABILITIES:

Accounts payable and accrued liabilities                         $19,299,804       $13,606,541

Accrued royalties, distribution fees and license fees              5,062,816         5,273,698

Revolving credit facility                                          8,623,685                --

Note payable                                                         949,628                --
                                                                 -----------       -----------
  Total liabilities                                               33,935,933        18,880,239
                                                                 -----------       -----------


SHAREHOLDERS' EQUITY:

Preferred stock, $1 par value, 3,365,385 shares
  authorized; none issued and outstanding                                 --                --

Common stock, no par value, 25,000,000 shares
  authorized; 13,387,239 and 13,556,160 issued
  and outstanding at December 31, 1996 and
  March 31, 1996, respectively                                    18,813,582        21,121,582

Stock warrants                                                       (97,500)         (233,401)

Additional paid-in capital                                         3,064,129         3,064,129

Accumulated deficit                                               (2,166,578)       (3,426,881)
                                                                 -----------       -----------
  Net shareholders' equity                                        19,613,633        20,525,429
                                                                 -----------       -----------
                                                                 $53,549,566       $39,405,668
                                                                 ===========       ===========

          See accompanying notes to consolidated financial statements

                           IMAGE ENTERTAINMENT, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)
             For the Three Months Ended December 31, 1996 and 1995

================================================================================

                                                           1996           1995
                                                       ------------   ------------
Net Sales                                              $24,947,656    $28,071,730

Operating Costs and Expenses:
 Cost of laserdisc sales                                19,749,866     21,899,417
 Selling expenses                                        1,142,850      1,340,016
 General and administrative expenses                     2,173,289      1,474,383
 Amortization of production costs                          794,347        687,680
                                                       -----------    -----------
                                                        23,860,352     25,401,496
                                                       -----------    -----------

Operating Income                                         1,087,304      2,670,234

Other Expenses (Income):
 Interest expense                                          118,038         43,798
 Interest income                                           (44,257)       (70,762)
 Other                                                     662,193             --
                                                       -----------    -----------
                                                           735,974        (26,964)
                                                       -----------    -----------

Income Before Income Taxes and Extraordinary Item          351,330      2,697,198

Income Taxes                                                50,000        269,800
                                                       -----------    -----------
Income Before Extraordinary Item                           301,330      2,427,398

Extraordinary Item -- Costs Associated with
 Early Retirement of Debt, Net of Taxes                    143,308             --
                                                       -----------    -----------

Net Income                                             $   158,022    $ 2,427,398
                                                       ===========    ===========

Net Income per Share (Note 4):
 Income before extraordinary item                      $       .02    $       .15
 Extraordinary item - costs associated with
  early retirement of debt, net of taxes                      (.01)            --
                                                       -----------    -----------

Net Income per Share                                   $       .01    $       .15
                                                       ===========    ===========

Weighted Average Shares Outstanding (Note 4)            13,912,782     17,648,555
                                                       ===========    ===========

          See accompanying notes to consolidated financial statements

                           IMAGE ENTERTAINMENT, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)
             For the Nine Months Ended December 31, 1996 and 1995

================================================================================


                                                           1996           1995
                                                       ------------   ------------
Net Sales                                              $62,855,934    $72,207,892

Operating Costs and Expenses:
 Cost of laserdisc sales                                49,581,725     56,778,266
 Selling expenses                                        3,457,693      3,251,060
 General and administrative expenses                     4,988,616      3,834,869
 Amortization of production costs                        2,307,550      2,115,785
                                                       -----------    -----------
                                                        60,335,584     65,979,980
                                                       -----------    -----------

Operating Income                                         2,520,350      6,227,912

Other Expenses (Income):
 Interest expense                                          226,106        123,013
 Interest income                                          (188,560)      (228,157)
 Other                                                     662,193             --
                                                       -----------    -----------
                                                           699,739       (105,144)
                                                       -----------    -----------

Income Before Income Taxes and Extraordinary Item        1,820,611      6,333,056

Income Taxes                                               417,000        645,000
                                                       -----------    -----------

Income Before Extraordinary Item                         1,403,611      5,688,056

Extraordinary Item - Costs Associated
 with Early Retirement of Debt, Net of Taxes               143,308             --
                                                       -----------    -----------
Net Income                                             $ 1,260,303    $ 5,688,056
                                                       ===========    ===========

Net Income per Share (Note 4):
 Income before extraordinary item                      $       .10    $       .36
 Extraordinary item - costs associated with early
  retirement of debt, net of taxes                            (.01)            --
                                                       -----------    -----------

Net Income per Share                                   $       .09    $       .36
                                                       ===========    ===========
Weighted Average Shares Outstanding (Note 4)            14,082,969     17,915,265
                                                       ===========    ===========

          See accompanying notes to consolidated financial statements

                           IMAGE ENTERTAINMENT, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)
             For the Nine Months Ended December 31, 1996 and 1995

================================================================================

                                                                1996           1995
                                                            ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                  $ 1,260,303    $ 5,688,056

Adjustments to reconcile net income
  to net cash (used) provided by operating activities:
    Amortization of production costs                          2,307,550      2,115,785
    Depreciation and other amortization                         629,924        655,536
    Amortization of stock warrants                              135,901        261,454
    Provision for doubtful accounts                           1,154,017         60,715
    Loss on disposition of assets                                25,588             --
Changes in assets and liabilities associated
  with operating activities, net of acquired business:
    Accounts receivable                                      (2,482,149)    (1,671,029)
    Laserdisc inventory                                      (4,274,978)       818,619
    Royalty, distribution and license fee
      advances, net                                          (6,918,609)       232,301
    Production cost expenditures                             (2,369,261)    (2,267,202)
    Prepaid expenses and other assets                           162,412        (67,206)
    Accounts payable, accrued royalties, distribution
     fees, license fees and liabilities                       5,482,380      1,861,816
                                                            -----------    -----------

     Net cash (used) provided by operating activities        (4,886,922)     7,688,845
                                                            -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Capital expenditures                                       (4,963,082)      (395,190)
  Acquisition of business, less cash acquired                        --     (3,071,580)
                                                            -----------    -----------

     Net cash used by investing activities                   (4,963,082)    (3,466,770)
                                                            -----------    -----------


          See accompanying notes to consolidated financial statements

                           IMAGE ENTERTAINMENT, INC.

                                  (unaudited)
             For the Nine Months Ended December 31, 1996 and 1995

================================================================================


                                                                 1996            1995
                                                             -------------   -------------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Advances under revolving credit facility                   $ 42,173,375    $ 27,767,677
  Repayment of advances under revolving credit facility       (33,549,690)    (27,652,937)
  Principal payments under capital lease obligations                   --        (103,358)
  Repurchase of common stock                                   (2,356,538)     (4,297,243)
  Net proceeds from exercise of stock options                      48,538         265,416
                                                             ------------    ------------

     Net cash provided (used) by financing activities           6,315,685      (4,020,445)
                                                             ------------    ------------
NET (DECREASE) INCREASE IN CASH AND
  CASH EQUIVALENTS                                             (3,534,319)        201,630

  Cash and cash equivalents at beginning of period              4,665,942       2,187,063
                                                             ------------    ------------

  Cash and cash equivalents at end of period                 $  1,131,623    $  2,388,693
                                                             ============    ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

  Cash paid during the period for:
     Interest                                                $    152,256    $    139,790
     Income taxes                                            $    668,000    $    138,000


SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

  In November 1996, the Company purchased 16.5 acres of unimproved real property in Las Vegas, Nevada for approximately $4 million. The Company issued a note payable for $949,628 as part of the consideration.

          See accompanying notes to consolidated financial statements

Notes to Consolidated Financial Statements (unaudited)
--------------------------------------------------------------------------------

NOTE 1.  BASIS OF PRESENTATION.

The accompanying consolidated financial statements as of and for the periods ended December 31, 1996 and 1995 include the accounts of Image Entertainment, Inc. and its wholly-owned subsidiary U.S. Laser Video Distributors, Inc. (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying consolidated balance sheet at December 31, 1996 and the related consolidated statements of operations and cash flows for the periods ended December 31, 1996 and 1995 of the Company included herein are unaudited; however, such information reflects all adjustments of a normal recurring nature which management believes are necessary for a fair presentation of results for the interim periods. The accompanying consolidated financial information for the periods ended December 31, 1996 and 1995 should be read in conjunction with the Financial Statements, the Notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's March 31, 1996 Form 10-K.

Certain fiscal 1996 amounts have been reclassified to conform with the fiscal 1997 presentation.

Acquisition.  The consolidated statements of operations for the periods ended
-----------
December 31, 1996 and 1995 included the operating results of the Company's wholly-owned subsidiary U.S. Laser Video Distributors, Inc. ("U.S. Laser"). Operating results of U.S. Laser were included for the entire three-month periods ended December 31, 1996 and 1995, respectively, as well as the nine-month period ended December 31, 1996. Operating results of U.S. Laser were included for the nine-month period ended December 31, 1995 commencing on the June 8, 1995 acquisition of U.S. Laser.

Seasonality and Variability.  The Company has generally experienced higher sales
---------------------------
of laserdiscs in the quarters ended December 31 and March 31 due to increased consumer spending associated with the year-end holidays and the home video release of many high profile, high budget summer theatrical releases; however, since most sales of a title occur in the first few months after its release, seasonal sales also vary with the popularity of titles in release. In addition to seasonality issues, other factors have contributed to the fluctuation in the Company's net sales on a quarterly basis. These factors include: (i) the pending introduction of the new Digital Video Disc ("DVD") format and its affect on consumers and hardware and software retailers; (ii) general economic conditions affecting entertainment software retailers; (iii) general economic conditions affecting consumer demand and buying habits for laserdisc hardware and software; (iv) the Company's marketing and promotional activities; (v) the Company's rights acquisition activities; and, (vi) the extension, termination or non-renewal of existing license and distribution rights. The results of operations for the periods ended December 31, 1996 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 1997.

Notes to Consolidated Financial Statements (unaudited)
--------------------------------------------------------------------------------


NOTE 2.  INVENTORIES.

Inventories at December 31, 1996 and March 31, 1996 are summarized as follows:

                           December 31,   March 31,
                              1996          1996
                           ------------  -----------
Laserdisc inventory        $18,231,254   $13,956,276
Production costs, net        1,381,128     1,319,417
                           -----------   -----------

                           $19,612,382   $15,275,693
                           ===========   ===========

Production costs are net of accumulated amortization of $4,943,820 and $4,941,715 at December 31, 1996 and March 31, 1996, respectively.

NOTE 3.  INCOME TAXES.

Income taxes for the periods ended December 31, 1996 were computed using the effective tax rate estimated to be applicable for the full fiscal year ending March 31, 1997, which is subject to ongoing review and evaluation by management. A portion of Federal income taxes for the periods ended December 31, 1996 was offset by the utilization of net operating loss carryforwards.

NOTE 4.  NET INCOME PER SHARE.

Net income per share is based on the weighted average number of common shares and common share equivalents (e.g., options and warrants), if dilutive, outstanding for each of the periods presented. The amount of dilution reflected in net income per share is computed by application of the treasury stock method. In periods where the amount of common stock issuable, if all options and warrants are deemed exercised, exceeds 20% of the total shares outstanding at the end of the period, the treasury stock method is modified, as required by Accounting Principles Board Opinion No. 15, to adequately reflect the dilutive effect of options and warrants on net income per share.

Under the modified treasury stock method, net income per share is computed as if all outstanding options and warrants were exercised at the beginning of the period (or on the issuance date, if issued during the period) and as if the funds obtained thereby were applied as follows: first to repurchase up to 20% of the outstanding shares at the average market price during the period, then to reduce any outstanding long-term debt and, if any proceeds remain thereafter, such proceeds are applied to invest in U.S. government securities. If the result of the foregoing application of proceeds has an aggregate dilutive effect on net income per share, the net income per share calculation must reflect the shares issuable upon the assumed exercise of options and warrants, net of the assumed repurchase of shares, and adjustments to net income resulting from the assumed application of proceeds. If, on the other hand, the aggregate effect is anti-dilutive, common share equivalents and adjustments to net income resulting from the assumed application of proceeds are excluded from the calculation of net income per share.

The treasury stock method was used to determine net income per share for the periods ended December 31, 1996, and the modified treasury stock method was used to determine net income per share for the periods ended December 31, 1995.

Notes to Consolidated Financial Statements (unaudited)
--------------------------------------------------------------------------------

Fully diluted net income per share is not presented for the periods ended December 31, 1996 and 1995 since the amounts do not differ significantly from the primary net income per share.

The following table sets forth the calculation of net income per share for the periods ended December 31, 1996 and 1995:

                                        Three months    Three months    Nine months    Nine months
                                            ended          ended           ended          ended
                                        December 31,    December 31,   December 31,    December 31,
                                            1996            1995           1996            1995
                                        -------------   ------------   -------------   ------------
As Presented
------------
Income before extraordinary
  item                                   $   301,330     $ 2,427,398    $ 1,403,611     $ 5,688,056
Extraordinary item, net of
  taxes                                      143,308              --        143,308              --
                                         -----------     -----------    -----------     -----------
Net income                                   158,022       2,427,398      1,260,303       5,688,056
                                         -----------     -----------    -----------     -----------

Adjustments
-----------
Add: reduction of interest expense
  on assumed reduction of debt,
  net of taxes                                    --          24,557             --          58,957
Add: interest income on assumed
  investment in U.S. government
  securities, net of taxes                        --         244,322             --         768,578
                                         -----------     -----------    -----------     -----------
Adjustment to income before
  extraordinary item and net
  income                                          --         268,879             --         827,535
                                         -----------     -----------    -----------     -----------
As Adjusted
-----------
Income before
  extraordinary item                         301,330       2,696,277      1,403,611       6,515,591
Extraordinary item, net of
  taxes                                      143,308              --        143,308              --
                                         -----------     -----------    -----------     -----------
Net income                               $   158,022     $ 2,696,277    $ 1,260,303     $ 6,515,591
                                         ===========     ===========    ===========     ===========
Weighted average common
  shares and common share
  equivalents outstanding:
Common shares                             13,501,048      13,346,766     13,617,165      13,574,462
Common stock options
  and warrants                               411,734       4,301,789        465,804       4,340,803
                                         -----------     -----------    -----------     -----------
                                          13,912,782      17,648,555     14,082,969      17,915,265
                                         ===========     ===========    ===========     ===========
Net income per share:
Income before
  extraordinary item                     $       .02     $       .15    $       .10     $       .36
Extraordinary item, net of taxes                (.01)             --           (.01)             --
                                         -----------     -----------    -----------     -----------
Net income per share                     $       .01     $       .15    $       .09     $       .36
                                         ===========     ===========    ===========     ===========

Notes to Consolidated Financial Statements (unaudited)
--------------------------------------------------------------------------------


NOTE 5.  PURCHASE OF NEVADA REAL PROPERTY.

In November 1996, the Company purchased approximately 16.5 acres of unimproved real property adjacent to McCarran International Airport in Las Vegas, Nevada. The purchase price of the property was approximately $4 million consisting of approximately $3,050,000 in cash and a note payable of $949,628 secured by a bank letter of credit. The purchase price is reflected as a component of property, equipment and improvements in the accompanying consolidated balance sheet at December 31, 1996. The note was repaid in January 1997 and the letter of credit securing the note was canceled.

Approximately $725,000 of costs incurred to date relating to the design, engineering and planning of the construction of the Nevada warehouse and distribution facility is reflected as a component of property, equipment and improvements in the accompanying consolidated balance sheet at December 31, 1996.

NOTE 6.  REVOLVING CREDIT FACILITY.

In December 1996, the Company entered into a Loan Agreement (the "Agreement") with Union Bank of California. The Agreement provides for revolving advances and the issuance of standby letters of credit under a two-year, $20 million revolving credit facility. Borrowings under the Agreement are at the bank's prime rate plus .25% (8.5% at December 31, 1996). The Agreement provides the Company the option of borrowing for fixed periods at the London Interbank Offered Rate plus 2.5%.

Borrowings under the Agreement are secured by substantially all of the Company's assets. Funds available for borrowing may not exceed the borrowing base specified in the Agreement. At December 31, 1996, $8,623,685 was outstanding under the Agreement and approximately $4,230,000, net of amounts utilized for outstanding letters of credit, was available for borrowing. The Agreement requires the Company to comply with certain financial and operational covenants. At December 31, 1996, the Company was in compliance with all covenants.

Concurrent with the signing of the Agreement, the Company early-terminated its three-year $15 million Loan and Security Agreement with Foothill Capital Corporation which was due to expire on November 15, 1997. The accelerated amortization of deferred financing costs and penalty resulting from the early retirement of debt totaled $183,308 of which $40,808 represented a noncash charge. The extraordinary charge is recorded net of taxes of $40,000 for the periods ended December 31, 1996.

NOTE 7.  DEFAULT OF NOTES RECEIVABLE.

On December 31, 1990, the Company entered into a Purchase and Sale Agreement with LEI Partners, L.P., a California Limited Partnership ("LEI"), pursuant to which the Company sold all of the assets of its adult laserdisc licensing and distribution business for $3,828,600 (the "LEI Agreement"). The purchase price consisted of $300,000 cash, a $1,328,600 note ("Note A") and a $2,200,000 note ("Note B").

On December 31, 1995, LEI defaulted on a $581,600 principal payment due under Note A and breached the LEI Agreement. As a result of the default, the unpaid balances of Notes A and B became immediately due and payable.

Notes to Consolidated Financial Statements (unaudited)
--------------------------------------------------------------------------------


On February 1, 1996, the Company and LEI entered into a Settlement and Forbearance Agreement ("Settlement Agreement") to resolve the dispute between the Company and LEI related to LEI's default and breach. Under the Settlement Agreement, LEI was able to satisfy obligations otherwise owing under Note A by making the payments specified in the Settlement Agreement. Contingent upon and subsequent to LEI's full performance of all of its obligations under the Settlement Agreement, the remaining principal balance due under Note B would be discharged in full.

In the event of default (as defined in the Settlement Agreement), including but not limited to LEI's failure to make all or any one of the scheduled payments when due, all of the terms and conditions of the Settlement Agreement would be automatically revoked, the terms and conditions of the LEI Agreement and Notes A and B would be automatically and immediately reinstated, and the unpaid balances of Notes A and B would be immediately due and payable.

In November and December 1996 and January 1997, LEI defaulted on scheduled principal payments due under the Settlement Agreement causing automatic reinstatement of the LEI Agreement and Notes A and B.

At December 31, 1996, principal and interest due under Note A was approximately $852,000 and $14,000, respectively, and under Note B was approximately $1,791,000 and $1,664,000, respectively. The Company is contemplating legal action to enforce its rights under the LEI Agreement. At December 31, 1996, the Company's receivable from LEI was fully reserved.

NOTE 8.  ACQUISITION EXPENSES.

In December 1996, the Company terminated its negotiations for the acquisition of Essex Entertainment, Inc., a privately-held independent music company headquartered in New Jersey. As a result, the Company recorded a nonrecurring charge of $662,193 consisting primarily of legal and accounting fees. This nonrecurring charge is reflected as other expense in the accompanying consolidated statements of operations for the periods ended December 31, 1996.

NOTE 9.  SUBSEQUENT EVENT.

On February 6, 1997, Musicland, the Company's largest customer, informed the Company that it was suspending, indefinitely, payment on all outstanding amounts owing to its trade vendors, which include the Company and several major entertainment companies. At February 6, 1997, the total accounts receivable from Musicland was approximately $3.2 million. The Company has provided a reserve at December 31, 1996 consistent with management's estimate of the ultimate collectibility of the $3.2 million. Musicland has asked the Company to continue shipping product on expedited payment terms. The Company is currently considering the request. Management is continually estimating the net realizable value of the Company's accounts receivable with Musicland and will record appropriate reserves to reflect any change in such estimates. See -- Summary and Outlook for additional discussion on the softness in the retail entertainment software market.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
          RESULTS OF OPERATIONS.
          ---------------------

GENERAL

     Since 1983, the Company has distributed a broad range of programming on laserdisc for home viewing. The Company generally enters into license agreements whereby it acquires the exclusive right to manufacture and distribute laserdisc programming. In addition, the Company acts as an exclusive and nonexclusive wholesale distributor of laserdisc programming.

RESULTS OF OPERATIONS

     The Company's net sales for the three and nine months ended December 31, 1996 decreased 11.1% and 13.0%, respectively, over the comparable prior-year periods. Operating income decreased 59.3% to $1,087,304 and 59.5% to $2,520,350 for the three and nine months ended December 31, 1996, respectively, from $2,670,234 and $6,227,912 for the comparable prior-year periods. During the three and nine months ended December 31, 1996, the Company recorded nonrecurring charges totaling approximately $650,000, net of taxes, or $.05 per share (for both periods), relating to the write-off of acquisition expenses and costs associated with early retirement of debt. Additionally, during the three and nine months ended December 31, 1996, the Company significantly increased its provision for doubtful accounts due to the Chapter 11 bankruptcy filing of Camelot Music, the recent suspension by Musicland of payments owing to the Company, as described below, and the continued softness in the retail entertainment software market. For the three and nine months ended December 31, 1996, the provision for doubtful accounts, net of taxes, was approximately $641,000, or $.05 per share, and $889,000, or $.06 per share, respectively, versus approximately $26,000, or $.00 per share, and $55,000, or $.00 per share, for the three and nine months ended December 31, 1995, respectively. Inclusive of the nonrecurring charges and the increased provision for doubtful accounts, net income decreased 93.5% to $158,022, or $.01 per share, and 77.8% to $1,260,303, or $.09 per share, for the three and nine months ended December 31, 1996, respectively, from $2,427,398, or $.15 per share, and $5,688,056, or $.36 per share, for the three and nine months ended December 31, 1995, respectively. The Company's effective tax rate for fiscal 1997 is estimated to be approximately 23% versus approximately 10% for both the three and nine months ended December 31, 1995.

     On February 6, 1997, Musicland, the Company's largest customer, informed the Company that it was suspending, indefinitely, payment on all outstanding amounts owing to its trade vendors, which include the Company and several major entertainment companies. At February 6, 1997, the total accounts receivable from Musicland was approximately $3.2 million. The Company has provided a reserve at December 31, 1996 consistent with management's estimate of the ultimate collectibility of the $3.2 million. Musicland has asked the Company to continue shipping product on expedited payment terms. The Company is currently considering the request. Management is continually estimating the net realizable value of the Company's accounts receivable with Musicland and will record appropriate reserves to reflect any change in such estimates. See -- Summary and Outlook for additional discussion on the softness in the retail entertainment software market.

THE THREE MONTHS ENDED DECEMBER 31, 1996 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 1995

     Net sales for the December 1996 quarter decreased 11.1% to $24,947,656 from $28,071,730 for the December 1995 quarter (a record quarter for net sales). The release schedule for the December 1996 quarter was comparable to that of the December 1995 quarter. The December 1996 quarter's release schedule included exclusive titles such as TOY STORY, THE ROCK and POCAHONTAS. Comparatively, the December 1995 quarter release schedule included exclusive titles such as CRIMSON TIDE, JUDGE DREDD, WHILE YOU WERE SLEEPING and SHOWGIRLS. The Company's net sales of catalogue titles (previously released laserdisc titles) in the December 1996 quarter were lower versus the December 1995 quarter. The weakness in the December 1996 quarter's catalogue net sales as compared to the December 1995 quarter's catalogue net sales was primarily a result of particularly strong December 1995 quarter catalogue sales of the THX versions of STAR WARS, RETURN OF THE JEDI, and THE EMPIRE STRIKES BACK (packaged individually and as the STAR WARS TRILOGY: THE DEFINITIVE COLLECTION). Additionally, laserdisc hardware sales in calendar 1996 declined 40% from calendar 1995, as reported by the Electronics Industry Association ("EIA"). Management believes the decline in laserdisc hardware sales was attributable to the continued confusion and uncertainty in the laserdisc marketplace about the pending introduction of the new 5-inch Digital Video Disc ("DVD") format and its quality (versus laserdisc). Further, catalogue sales were negatively impacted by continued softness in the retail entertainment software market. In the future, the Company expects that net sales will continue to be affected by the popularity of new releases, laserdisc hardware sales, the extent of the Company's distribution of the DVD format, DVD's market penetration and the prevailing economic environment.

     Cost of laserdisc sales for the December 1996 quarter decreased to $19,749,866 from $21,899,417 for the December 1995 quarter. As a percentage of net sales, cost of laserdisc sales for the December 1996 quarter increased to 79.2% from 78.0% for the December 1995 quarter. The December 1996 quarter's increase in cost of laserdisc sales as a percentage of net sales is attributable to increased reserves for slower moving catalogue inventory and increased sales of slower moving catalogue inventory at discounts higher than normally offered to customers, all partially offset by laserdisc manufacturing cost savings due to the comparative strength of the U.S. Dollar against the Japanese Yen.

     The sales mix of higher-margin exclusive product and lower-margin nonexclusive product and the margins within each category vary with the availability and popularity of titles and the Company's marketing emphasis. Lower-margin nonexclusive product sales, including lower-margin U.S. Laser sales (U.S. Laser has substantially lower margins because it is solely a nonexclusive distributor), accounted for approximately 20% of net sales for the December 1996 and 1995 quarters.

     Selling expenses for the December 1996 quarter decreased 14.7% to $1,142,850 from $1,340,016 for the December 1995 quarter. As a percentage of net sales, selling expenses for the December 1996 quarter decreased to 4.6% from 4.8% for the December 1995 quarter. This decrease resulted primarily from the lower expense for market development funds provided to customers partially offset by expenses related to U.S. Laser's new retail concept store "Digitainment," which opened in October 1996. To promote the laserdisc format and take advantage of the continued delays in the introduction of the anticipated DVD format, the Company expects to increase the level of expenditures for market development and trade advertising as well as increase its sales promotions for the fourth quarter of fiscal 1997 as compared to the fourth quarter of fiscal 1996.

     General and administrative expenses for the December 1996 quarter increased 47.4% to $2,173,289 from $1,474,383 for the December 1995 quarter. As a percentage of net sales, general and administrative expenses for the December 1996 quarter increased to 8.7% from 5.3% for the December 1995 quarter. The increase primarily resulted from an increase in the provision for doubtful accounts partially offset by reduced performance-based executive bonuses and reduced professional fees. The provision for doubtful accounts was $833,000 for the December 1996 quarter versus $28,000 for the December 1995 quarter.

     Amortization of production costs for the December 1996 quarter increased 15.5% to $794,347 from $687,680 for the December 1995 quarter. As a percentage of net sales, amortization of production costs for the December 1996 quarter increased to 3.2% from 2.5% for the December 1995 quarter. The increase results from more exclusive titles placed into production and higher overhead in the Company's creative services and production departments necessary to produce the higher volume of titles. The Company expects amortization of production costs to continue to be a function of the timing and number of exclusive titles placed into production.

     Interest expense for the December 1996 quarter increased 169.5% to $118,038 from $43,798 for the December 1995 quarter. Interest income for the December 1996 quarter decreased 37.5% to $44,257 from $70,762 for the December 1995
quarter.   The December 1996 quarter saw the utilization of cash and borrowings under the Company's revolving credit facility to finance the purchase of 16.5 acres of real property in Las Vegas, Nevada as well as the repurchase of the Company's common stock under the Company's stock repurchase program.

     Other expense consists of a nonrecurring charge of $662,193 composed primarily of legal and accounting fees relating to the acquisition of Essex Entertainment, Inc., a privately-held independent music company headquartered in New Jersey. Negotiations to acquire Essex Entertainment, Inc. terminated in December 1996.

     During the December 1996 quarter, the Company recorded an extraordinary item charge of $143,308, net of related taxes of $40,000, associated with the early retirement of debt. The Company refinanced its $15 million revolving credit facility with Foothill Capital Corporation with a $20 million facility from Union Bank of California. The charge related to a prepayment penalty paid and amortization of deferred financing costs, accelerated as a result of the early retirement ($40,808 represents noncash charges).

     The effective income tax rate for the December 1996 quarter was approximately 14%, the tax rate necessary to adjust the cumulative effective tax rate for the nine months ended December 31, 1996 to approximately 23%, which is the effective tax rate anticipated by the Company for the full fiscal year ending March 31, 1997. The effective income tax rate for the December 1995 quarter was approximately 10%. Net operating loss carryforwards for Federal and state tax purposes were utilized to offset taxable income for the December 1995 quarter. However, the net operating loss carryforward for state tax purposes was fully utilized during fiscal 1996, and the Federal net operating loss carryforward is expected to be fully utilized in fiscal 1997, which together lead to a higher effective income tax rate for Federal and state tax purposes for fiscal 1997.

THE NINE MONTHS ENDED DECEMBER 31, 1996 COMPARED TO THE NINE MONTHS ENDED DECEMBER 31, 1995

     Net sales for the nine months ended December 31, 1996 decreased 13.0% to $62,855,934 from $72,207,892 for the nine months ended December 31, 1995 (a record nine months for net sales). The release schedule for the nine months ended December 31, 1996 was slightly weaker than that of the nine months ended December 31, 1995. Additionally, the Company's net sales of catalogue titles (previously released laserdisc titles) in the nine months ended December 31, 1996 were substantially weaker than those in the nine months ended December 31, 1995. The weakness in catalogue sales was primarily a result of the decline in laserdisc hardware sales, reported by the EIA to be down approximately 40% for calendar 1996 versus calendar 1995. Management believes the decline in laserdisc hardware sales was attributable to the continued confusion and uncertainty in the laserdisc marketplace about the pending introduction of the new 5-inch DVD format and its quality (versus laserdisc). Further, catalogue net sales for the nine months ended December 31, 1996 versus 1995 were negatively impacted by continued softness in the retail entertainment software market as well as the inclusion, in the 1995 period, of substantial sales from the STAR WARS TRILOGY: THE DEFINITIVE COLLECTION which was no longer available in this three-movie collector's set as of January 1996. The reduction in net sales for the nine months ended December 31, 1996 versus 1995 resulting from a weaker release schedule and reduced catalogue sales were slightly offset by the inclusion of the nine months of U.S. Laser sales for the December 1996 period versus six months and 17 business days for the December 1995 period. In the future, the Company expects that net sales will continue to be affected by the popularity of new releases, laserdisc hardware sales, the extent of the Company's distribution of the DVD format, DVD's market penetration and the prevailing economic environment.

     Cost of laserdisc sales for the nine months ended December 31, 1996 decreased to $49,581,725 from $56,778,266 for the nine months ended December 31, 1995. As a percentage of net sales, cost of sales for the nine months ended December 31, 1996 increased to 78.9% from 78.6% for the nine months ended December 31, 1995. The December 1996 period's increase in cost of laserdisc sales as a percentage of net sales is attributable to increased reserves for slower moving catalogue inventory and the inclusion of U.S. Laser's lower-margin net sales and cost of laserdisc sales for the full nine month period ended December 31, 1996 versus six months and 17 business days for the December 1995 period, all offset, in part, by laserdisc manufacturing cost savings due to the comparative strength of the U.S. Dollar against the Japanese Yen.

     The sales mix of higher-margin exclusive product and lower-margin nonexclusive product and the margins within each category vary with the availability and popularity of titles and the Company's marketing emphasis. Lower-margin nonexclusive product sales, including lower-margin U.S. Laser sales (U.S. Laser has substantially lower margins because it is solely a nonexclusive distributor), accounted for 24.8% of net sales in the nine months ended December 31, 1996 compared to 18.3% of in the nine months ended December 31, 1995. Beginning with the June 1996 quarter, one of the Company's largest exclusive product customers began buying substantially all of their nonexclusive laserdisc product from the Company, contributing to the percentage increase in nonexclusive product sales.

     Selling expenses for the nine months ended December 31, 1996 increased 6.4% to $3,457,693 from $3,251,060 for the nine months ended December 31, 1995. As a percentage of net sales, selling expenses for the nine months ended December 31, 1996 increased to 5.5% from 4.5% for the nine months ended December 31, 1995. This increase resulted primarily from increased trade and media advertising of exclusive titles, expenses associated with the four-month "Laserdisc Roadshow" promotion, expenses related to U.S. Laser's new retail concept store "Digitainment," which opened in October 1996 and a full nine months of U.S. Laser's selling expenses for the 1996 period versus six months and 17 business days for the 1995 period.

     General and administrative expenses for the nine months ended December 31, 1996 increased 30.1% to $4,988,616 from $3,834,869 for the nine months ended December 31, 1995. As a percentage of net sales, general and administrative expenses for the nine months ended December 31, 1996 increased to 7.9% from 5.3% for the nine months ended December 31, 1995. This increase resulted primarily from an increase in the provision for doubtful accounts, inclusion of nine months of U.S. Laser's general and administrative expenses in the 1996 period versus six months and 17 business days for the 1995 period and higher insurance costs for increased coverage all offset, in part, by reduced performance-based executive bonuses. The provision for doubtful accounts was $1,154,000 for the nine months ended December 31, 1996 versus $61,000 for the comparable 1995 period.

     Amortization of production costs for the nine months ended December 31, 1996 increased 9.1% to $2,307,550 from $2,115,785 for the nine months ended December 31, 1995. As a percentage of net sales, amortization of production costs for the nine months ended December 31, 1996 increased to 3.7% from 2.9% for the nine months ended December 31, 1995. The increase results from more exclusive titles placed into production and higher overhead in the Company's creative services and production departments necessary to produce the higher volume of titles. The Company expects amortization of production costs to continue to be a function of the timing and number of exclusive titles placed into production.

     Interest expense for the nine months ended December 31, 1996 increased 83.8% to $226,106 from $123,013 for the nine months ended December 31, 1995. Interest income for the nine months ended December 31, 1996 decreased 17.4% to $188,560 from $228,157 for the nine months ended December 31, 1995. The nine months ended December 31, 1996 saw the utilization of cash and borrowings under the Company's revolving credit facility to finance the purchase of 16.5 acres of unimproved property in Las Vegas, Nevada, advance royalty and certain inventory purchase and license fee obligations under the May 1996 exclusive laserdisc output license and distribution agreement with MGM/UA Home Entertainment, as well as the continued repurchase of common stock under the Company's stock repurchase program.

     Other expense consists of a nonrecurring charge of $662,193 composed primarily of legal and accounting fees relating to the acquisition of Essex Entertainment, Inc., a privately-held independent music company headquartered in New Jersey. Negotiations to acquire Essex Entertainment, Inc. terminated in December 1996.

     During the December 1996 quarter, the Company recorded an extraordinary charge of $143,308, net of related taxes of $40,000, associated with the early retirement of debt. The Company refinanced its $15 million revolving credit and term loan facility with Foothill Capital Corporation with a $20 million revolving credit facility from Union Bank of California. The charge related to a prepayment penalty paid and amortization of deferred financing costs, accelerated as a result of the early retirement ($40,808 represents noncash charges).

     The effective income tax rate for the nine months ended December 31, 1996 was approximately 23% versus approximately 10% for the nine months ended December 31, 1995. Net operating loss carryfowards for Federal and state tax purposes were utilized to offset taxable income for the nine months ended December 31, 1995. However, the net operating loss carryforward for state tax purposes was fully utilized during fiscal 1996, and the Federal net operating loss carryforward is expected to be fully utilized in fiscal 1997, which together lead to a higher effective income tax rate for Federal and state tax purposes for fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital requirements vary primarily with the level of its licensing, production and distribution activities. The principal recurring uses of working capital in operations are for program licensing costs (i.e., royalty payments, including advances, to program suppliers), distribution fee advances, manufacturing and production costs, costs of acquiring finished product for wholesale distribution and selling, general and administrative expenses. Additionally, since January 1995, the Company has used aggregate working capital of approximately $14.8 million for the repurchase of its common stock, the acquisition of the assets of U.S. Laser, and the purchase of 16.5 acres of unimproved real property in Las Vegas, Nevada to construct a new distribution facility. Working capital has historically been provided by private sales of common stock, notes representing long-term debt, bank borrowings and cash flows from operations. For the nine months ended December 31, 1996, operating activities used cash and cash equivalents of $4,886,922, investing activities consisting primarily of capital expenditures, used cash and cash equivalents of $4,963,082 and financing activities consisting primarily of bank borrowings, net of stock repurchases, provided cash and cash equivalents of $6,315,685, resulting in a net decrease in cash and cash equivalents of $3,534,319.

     In December 1996, the Company entered into a Loan Agreement (the "Agreement") with Union Bank of California. The Agreement provides for revolving advances and the issuance of standby letters of credit under a two-year, $20 million revolving credit facility. Borrowings under the Agreement are at the bank's prime rate plus .25% (8.5% at December 31, 1996). The Agreement provides the Company the option of borrowing for fixed periods at the London Interbank Offered Rate plus 2.5%.

     Borrowings under the Agreement are secured by substantially all of the Company's assets. Funds available for borrowing may not exceed the borrowing base specified in the Agreement. At December 31, 1996, $8,623,685 was outstanding under the Agreement and approximately $4,230,000, net of amounts utilized for outstanding letters of credit, was available for borrowing. The Agreement requires the Company to comply with certain financial and operational covenants. At December 31, 1996, the Company was in compliance with all covenants.

     Concurrent with the signing of the Agreement with Union Bank of California, the Company early-terminated its three-year $15 million Loan and Security Agreement with Foothill Capital Corporation which was due to expire on November 15, 1997.

     At December 31, 1996, the Company had $2,500,000 of outstanding letters of credit issued by the Company's lender and expiring on November 16, 1997. These letters of credit secure balances due to program suppliers. An additional $949,628 letter of credit issued by a bank and unsecured was outstanding at December 31, 1996 and canceled in January 1997. The letter of credit secured the note payable related to the purchase of real property in Nevada.

     In January 1997, the Company's Board of Directors approved a 1 million share increase to its existing stock repurchase plan. The Board initially authorized the repurchase of 1 million shares of common stock in January 1995, and in June 1996 authorized the repurchase of an additional 500,000 shares of common stock. Purchases are made from time to time in the open market and/or through privately negotiated transactions based on current market conditions and other factors. During the nine months ended December 31, 1996, the Company purchased 485,000 shares of its common stock for $2,356,538 under its stock repurchase program. Since January 1995 and through December 31, 1996, the Company has repurchased 1,393,100 shares of its common stock for $8,613,089.

     In May 1996, the Company entered into an exclusive laserdisc output license and distribution agreement pursuant to which the Company acquired the right to replicate, market and distribute MGM/UA programming on laserdisc in the United States and Canada through the year 2001. During the quarter ended December 31, 1996, certain commitments under the agreement were met by MGM/UA which required the Company to pay a $5 million royalty advance as well as a $1 million down payment on an inventory purchase and elements license commitment, composed of the purchase of MGM/UA's on-hand laserdisc inventory for approximately $3 million (for which delivery to the Company was substantially completed in August, 1996) and the license for the use of MGM/UA's laserdisc masters and art elements relating to catalogue titles for the term of the agreement for approximately $2.5 million.

     At December 31, 1996, the Company had license obligations for royalty advances, minimum guarantees and other fees of approximately $997,000 for the remainder of fiscal 1997, $3,661,000 during fiscal 1998, $8,672,000 during fiscal 1999 and $9,365,000 during fiscal 2000.
These advances and guarantees are recoupable against royalties earned by the licensors and program suppliers, respectively. Depending upon the competition for license and exclusive distribution rights, the Company may have to pay increased advances, guarantees and/or royalty rates in order to acquire or retain such rights in the future.

     Management believes that cash available from operations and its revolving credit facility will be adequate to meet anticipated working capital requirements for the next twelve months. The Company is seeking additional sources of financing in connection with its proposed new distribution facility in Las Vegas, Nevada and may seek additional sources of financing in connection with its consideration of acquisition opportunities. See -- Summary and Outlook
                                                      ---
below.

SUMMARY AND OUTLOOK

     During the first nine months of fiscal 1997, the Company experienced weaker net sales of catalogue titles (previously released laserdisc titles) and, to a lesser extent, weaker net sales of new releases as compared to the same prior-year period. Management believes this to be primarily a result of the decline in laserdisc hardware sales -- reported by the EIA to be down approximately 40% for calendar 1996 versus calendar 1995. Management believes the decline in laserdisc hardware sales was a result of the confusion and uncertainty in the laserdisc marketplace about the pending introduction of the DVD format. Further contributing to the weakness in catalogue sales was a soft retail entertainment software market.

     The pending introduction of the DVD format has created confusion and uncertainty in the laserdisc market place. Only two major studios, Warner Home Video and Columbia TriStar Home Video, plan to release programming on DVD this spring -- MGM/UA Home Entertainment, which has a distribution deal with Warner, New Line and Turner which are owned by Warner, and PolyGram, have also announced plans for a spring launch. The remaining major studios (Disney's Buena Vista, Twentieth Century Fox Home Entertainment, Universal, and Paramount Home Video) are not expected to participate in the launch and have not formally committed to the format. The Company believes that no more than 50 DVD titles will be available at launch. The success of the DVD format will ultimately depend upon consumer acceptance, market penetration, pricing, video quality (as compared to laserdisc quality) and the number and breadth of titles that will be available following the launch. Although there can be no assurance, the Company believes that the laserdisc format will remain viable for the foreseeable future despite the introduction of DVD. Over 10,000 titles in a broad range of categories are currently available on laserdisc, the frequency and breadth of new titles released on laserdisc has not been affected by the pending launch of DVD, an established consumer base exists for laserdisc, many laserdiscs are released in the special edition format that appeals to laserdisc collectors, and many laserdisc consumers own large collections of laserdisc titles. Major hardware manufacturer Pioneer Electronics has announced plans to introduce a combination laserdisc, DVD and CD player, which management believes will promote the sale of catalogue titles and new release titles on laserdisc.

     Notwithstanding the uncertainty regarding DVD, the Company is striving to become a major licensee and distributor of the DVD format. In October 1996, the Company entered into a two-year agreement pursuant to which Thomson Consumer Electronics, a leading hardware manufacturer whose brands include RCA, GE and Proscan, granted exclusive rights to the Company for the distribution of DVD software to authorized Thomson hardware dealers. The two-year term begins with the release of DVD software by a major home video company. Management believes there are over 2,500 authorized Thomson locations which are potential customers. Under the agreement, Thomson and the Company have formulated a strategic alliance to bring DVD software and hardware together at the retail level.

     Late in calendar 1995, the entertainment software retail sector entered a period of declining sales growth and deteriorating profitability. Management believes that several factors contributed to this trend including, most significantly, a general softness in consumer demand for music product, overexpansion in the number of retail outlets and the competitive impact of mass merchants (such as Wal-Mart) and other discounters (such as Best Buy) on the dedicated entertainment software retailers. This economic slump accelerated throughout calendar 1996 as many of the larger dedicated entertainment software retailers reported worsening financial results, store closing programs, violations of bank financing covenants and constrained cash positions. As a result, throughout calendar 1996 and early calendar 1997, the Company has taken steps to mitigate its exposure to bad debts and product returns from troubled retailers including exercising more discretion over product shipments and carefully monitoring accounts receivable status. In August 1996, Camelot Music, a large customer of the Company, filed Chapter 11 bankruptcy and, in February 1997, Musicland, the Company's largest customer, indefinitely suspended payments on outstanding amounts owing to its trade vendors. Management is continually estimating the net realizable value of the Company's accounts receivables and recording appropriate reserves to reflect such estimates.

     Management believes that many of the negative factors contributing to the prevailing economic environment in the retail entertainment software market will be mitigated in the long-term. Specifically, recent contraction in excess numbers of retail stores, cyclical improvement in the music industry, anticipated improvements in target demographics for entertainment software and development of more effective retailing strategies should have a positive effect on the entertainment software retailing sector in the long-term.

     In November 1996, the Company completed its purchase of 16.5 acres of unimproved real property in Las Vegas, Nevada for approximately $4 million. The purchase price consisted of approximately $3,050,000 in cash and a note payable of approximately $950,000 due January 2, 1997. The note was repaid on its due date. In January 1997, the Company purchased an additional .68 acres of adjacent unimproved real property for $335,000 increasing its total acreage purchased to approximately 17.2 acres. The properties are located adjacent to McCarran International Airport. The Company intends to build a 76,000 square foot automated distribution facility on 8.3 of the 17.2 acres of the acquired property to accommodate anticipated business growth through the year 1999 and allow for a 24-hour product turn. The architectural plans allow for expansion up to a maximum of 150,000 square feet to accommodate additional business growth. In January 1997, the Company entered into escrow to sell approximately
8.9 acres of the acquired property to an ultimate end user for approximately $3 million, net of brokerage commissions. The close of escrow and ultimate sale of the property is subject to a 45 day feasibility period, delivery of acceptable title, verification of zoning and buyer's acceptable financing. The Company expects, although there can be no assurances that, escrow will close on or about March 31, 1997.

     The new distribution facility will replace the Company's existing 48,300 square foot leased facility in Chatsworth, California. The Company intends to sublease the Chatsworth, California space through the termination of its leasehold obligation. The Company has revised its estimated completion date of the new facility to September 1997. The total estimated project cost, assuming the close of escrow on the 8.9 acres of the new property and inclusive of building construction and equipment costs, is $7.5 million. The Company is currently in the final credit approval stage for building construction and distribution equipment financing with a Nevada bank. There can be no assurances that the Company will obtain ultimate credit approval with the bank. The Company is considering the creation of a new division, Image Distribution Services, that will offer third-party distribution services such as inventory management, order processing and distribution.

     During the September 1996 quarter, the Company began consolidating substantially all of U.S. Laser's distribution activities in an effort to achieve cost savings by eliminating distribution redundancy. In August, the Company began shipping U.S. Laser's product out of its Chatsworth warehouse. There can be no assurance that the Company will realize cost savings from the consolidation of U.S. Laser's distribution operation. U.S. Laser will continue to service its sales customer accounts, maintain its sales staff and its customer service and order processing operations, and publish its monthly magazine LASERVIEWS: America's Laser Disc Magazine out of newly leased corporate office space. In October 1996, U.S. Laser opened its new retail concept store "Digitainment" in Whippany, New Jersey. Digitainment offers a large selection of optical disc software for sale and rental as well as "Home Theater" hardware systems for sale. Although there can be no assurance, the Company may open other Digitainment stores should the retail concept store prove successful.

     The Company continues to license new programming for laserdisc distribution as well as seek to renew and extend relationships with existing studios. In addition, the Company is seeking exclusive and nonexclusive DVD distribution rights where available.

     In December 1996, the Company entered into an exclusive laserdisc output license and distribution agreement pursuant to which the Company acquired the right to replicate, market and distribute PolyGram Video programming on laserdisc in the United States and Canada through the year 2002.

     In July 1996, the Company extended its July 1, 1992 exclusive laserdisc purchase and distribution agreement with Twentieth Century Fox Home Entertainment giving the Company exclusive laserdisc distribution rights to Twentieth Century Fox Home Entertainment programming through June 30, 1999.

     In addition to its laserdisc licensing and distribution, the Company continues to seek investment opportunities in growth oriented companies which would be complementary to the Company's existing operations. Potential investment opportunities may include companies engaged in the business of proprietary content production or software distribution. Should suitable investment opportunities arise that would require funds in excess of those provided by operations and availability under the Company's revolving credit facility, additional financing sources may be sought.

FORWARD LOOKING STATEMENTS

          Certain statements contained in this Form 10-Q, including without limitation statements containing the words "believes," "anticipates," "expects" and words of similar import, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performances or achievements expressed or implied by such forward-looking statements. The Company has made forward-looking statements in this Form 10-Q concerning, among other things, (i) viability of the laserdisc format despite the introduction of DVD; (ii) the number of motion picture studios participating in the launch of DVD; (iii) the number of DVD titles that will be available at launch; (iv) the strengthening of the retail entertainment software market over the long term; (v) anticipated growth through 1999 and desire for a 24-hour product turn necessitated the purchase of real property and the building of an expandable distribution facility; (vi) the September 1997 anticipated completion date of the new facility and its approximately $7.5 million total cost, net of the planned sale of 8.9 acres; (vii) cost savings achieved by the consolidation of U.S. Laser's distribution activities; and, (viii) the opening of other Digitainment stores should the retail concept store prove successful. These statements are only predictions. Actual events or results may differ materially as a result of risks facing the Company. These risks include, but are not limited to: (i) actual motion picture studio participation in the launch of DVD; (ii) DVD's video and audio quality versus laser's video and audio quality; (iii) the number of and breadth of titles that will ultimately be available on DVD; (iv) ultimate consumer acceptance of DVD; (v) shifts in industry distribution channels; (vi) shifts in consumer retail buying habits;
(vii) the availability and financing of future acquisition candidates whose product Image could distribute out of the Las Vegas facility; (viii) possible construction delays and unforeseen additional construction costs; (ix) the current financial strength and future economic trends in the retail entertainment software market; and (x) other factors referenced in this Form 10-
Q. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to announce publicly the result of any revisions to any of the forward-looking statements contained in this and other Securities and Exchange Commission filings of the Company to reflect future events or developments.

              REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
              --------------------------------------------------

     The consolidated financial statements as of December 31, 1996 and for the three- and nine-month periods ended December 31, 1996 and 1995 in this Form 10-Q have been reviewed by KPMG Peat Marwick LLP, independent certified public accountants, in accordance with established professional standards and procedures for such a review.

     The report of KPMG Peat Marwick LLP commenting upon their review follows.

                         INDEPENDENT AUDITORS' REPORT
                         ----------------------------

The Board of Directors
Image Entertainment, Inc.

We have reviewed the condensed consolidated balance sheet of Image Entertainment, Inc. as of December 31, 1996, and the related condensed consolidated statements of operations and cash flows for the three and nine month periods ended December 31, 1996 and 1995 in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Image Entertainment, Inc.

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

Los Angeles, California
February 6, 1997

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

          Not Applicable

ITEM 5.   OTHER INFORMATION.
          -----------------

          Not Applicable

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.
          --------------------------------

          (a)  Exhibits

               See Exhibit Index on page i

          (b)  Reports on Form 8-K

               None

--------------------------------------------------------------------------------
                                  SIGNATURES
--------------------------------------------------------------------------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             IMAGE ENTERTAINMENT, INC.


Date:  February 12, 1997     By: /s/MARTIN W. GREENWALD
                                 ----------------------
                                 Martin W. Greenwald,
                                 Chairman of the Board, Chief Executive Officer, President and Treasurer



Date:  February 12, 1997     By: /s/JEFF M. FRAMER
                                 -----------------
                                 Jeff M. Framer,
                                 Chief Financial Officer

--------------------------------------------------------------------------------
                                 EXHIBIT INDEX
--------------------------------------------------------------------------------

EXHIBIT NO.  DESCRIPTION

15*       Letter re unaudited interim financial information.

27*       Financial Data Schedule.


          * EXHIBIT(S) NOT PREVIOUSLY FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.