Form 10-Q/A
period 1996-12-31
IMAGE ENTERTAINMENT INC
filed 1997-02-13
CIK 216324

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                 FORM 10-Q/A

                                AMENDMENT NO. 1


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

                               EXPLANATORY NOTE

     This Amendment No. 1 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1996 is being filed for the purpose of filing the corrected Exhibit 27, Financial Data Schedule which was flawed in the original filing of such report due to filing agent error.

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

                             IMAGE ENTERTAINMENT, INC.


Date:  February 12, 1997     By: /s/ MARTIN W. GREENWALD
                                 ------------------------
                                 Martin W. Greenwald,
                                 Chairman of the Board, Chief Executive Officer, President and Treasurer



Date:  February 12, 1997     By: /s/JEFF M. FRAMER
                                 -----------------
                                 Jeff M. Framer,
                                 Chief Financial Officer