Form 10-K405
period 1997-03-31
IMAGE ENTERTAINMENT INC
filed 1997-06-30
CIK 216324

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                            _______________________
                                   FORM 10-K
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MARCH 31, 1997

                                      OR
[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 For The Transition Period From .........To ...........

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES (x) NO ( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (x)

At June 2, 1997, 13,470,708 shares of Common Stock were outstanding, and the aggregate market value of the shares of Common Stock held by the registrant's nonaffiliates was approximately $29,142,010 (based upon the closing price of the Common Stock on the NASDAQ National Market System on such date). Shares of Common Stock held by the registrant's directors, executive officers and 5% or more shareholders have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

                      DOCUMENTS INCORPORATED BY REFERENCE
Part III - Proxy Statement for Registrant's 1997 Annual Meeting of Shareholders to be filed within 120 days of fiscal year-end.

================================================================================

                           IMAGE ENTERTAINMENT, INC.
                            FORM 10-K ANNUAL REPORT
                   FOR THE FISCAL YEAR ENDED MARCH 31, 1997

                               TABLE OF CONTENTS
                               -----------------

PART I......................................................................................    1

     ITEM 1.       Business.................................................................    1
     ITEM 2.       Properties...............................................................   17
     ITEM 3.       Legal Proceedings........................................................   18
     ITEM 4.       Submission of Matters to a Vote of Security Holders......................   18

PART II.....................................................................................   20

     ITEM 5.       Market for Registrant's Common Equity and Related Stockholder Matters....   20
     ITEM 6.       Selected Financial Data..................................................   21
     ITEM 7.       Management's Discussion and Analysis of Financial Condition and Results
                   of Operations............................................................   22
     ITEM 8.       Financial Statements and Supplementary Data..............................   34
     ITEM 9.       Changes in and Disagreements with Accountants on Accounting and
                   Financial Disclosure.....................................................   58

PART III....................................................................................   58

     ITEM 10.      Directors and Executive Officers of the Registrant.......................   58
     ITEM 11.      Executive Compensation...................................................   58
     ITEM 12.      Security Ownership of Certain Beneficial Owners and Management...........   58
     ITEM 13.      Certain Relationships and Related Transactions...........................   58

PART IV.....................................................................................   59

     ITEM 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K..........   59

SIGNATURES..................................................................................   61

--------------------------------------------------------------------------------
                                    PART I
--------------------------------------------------------------------------------

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

     The Company operates in one industry segment, the domestic home video market. The Company has distributed programming on laserdisc since 1983, and is the largest laserdisc licensee and distributor in North America. Substantially all of the Company's net sales to date have been derived from its laserdisc business. In March 1997, the Company began to distribute programming on the recently introduced digital video disc ("DVD") format. See Item 1. "The New
                                                        ---
Digital Video Disc (DVD) Format."

     The Company distributes thousands of titles on laserdisc ranging from feature films and music videos to family, documentary and special interest programming, directly or through subdistributors. Laserdisc titles are obtained from major motion picture studios and other suppliers under exclusive and nonexclusive license and wholesale distribution agreements.

     To obtain exclusive rights to laserdisc titles, the Company generally enters into license agreements whereby it acquires the exclusive right to manufacture and distribute laserdisc programming in exchange for royalties. The Company releases exclusive titles from licensors such as BMG Video, Disney's Buena Vista Home Video ("Disney"), Hallmark Home Entertainment ("Hallmark"), MGM Home Entertainment ("MGM"), New Line Home Video ("New Line"), Orion Home Video ("Orion"), Playboy Home Video ("Playboy") and PolyGram Video ("PolyGram"). Some of the exclusive titles currently available from the Company include: Toy Story, The Rock, Ransom, Cinderella, Phenomenon, From Dusk Till Dawn, The Long Kiss Goodnight, Pocahontas and Dead Man Walking. Some of the exclusive titles the Company expects to release during fiscal 1998 include: The English Patient, 101 Dalmatians (the live action version starring Glenn Close), The Hunchback of Notre Dame, Evita, Austin Powers, Scream, Sleeping Beauty, Con Air and the Academy Award-winning Muhammad Ali documentary When We Were Kings. See Item 1.
                                                                    ---
"Risk Factors -- Factors Affecting the Company's Overall Business -- Delays of Releases."

     The Company also acts as a wholesale distributor of laserdisc programming, typically on a nonexclusive basis but in certain instances on an exclusive basis. The Company acquires nonexclusive laserdisc programming in finished, prepackaged form for resale to retail accounts. When the Company acts as an exclusive distributor it generally does not purchase finished, prepackaged product but rather provides to the program supplier many of the same value-added services it provides to its exclusive licensors. The Company is the exclusive wholesale distributor of laserdisc programming from companies such as Twentieth Century Fox Home Entertainment ("Fox") and The Voyager Company ("Voyager") (including Voyager's prestigious "Criterion Collection" line). Some of the Fox and Voyager titles currently available from the Company include: Independence Day, Chain Reaction, starring Keanu Reeves, Courage Under Fire, Romeo + Juliet, The Rock: Special Edition, Pulp Fiction: Special Edition, additional episodes from the popular television series The X-Files, Jackie Chan's Super Cop, The Truth About Cats and Dogs and Secrets & Lies. Some of the Fox and Voyager titles the Company expects to release during fiscal 1998 include: Speed 2:
Cruise Control, Alien Resurrection, Volcano, The English Patient: Special Edition, Shine, Sling Blade and Evita: Special Edition. In addition, the Company is a nonexclusive wholesale distributor of laserdisc programming from motion picture studios such as Columbia/TriStar, Universal and Warner Bros.
Some of the nonexclusive studio titles currently distributed by the Company include: Twister, Fly Away Home, 12 Monkeys, A Time To Kill, Tin Cup, The Nutty Professor and Sense And Sensibility. Some of the nonexclusive studio titles the Company expects to distribute during fiscal 1998 include: The Lost World:
Jurassic Park, Batman & Robin, Jerry McGuire, Men In Black, The Fifth

--------------------------------------------------------------------------------
Image Entertainment, Inc.                                                      1

Element, My Best Friend's Wedding, Liar Liar, The People Vs. Larry Flynt, Dante's Peak, and Kenneth Branagh's Hamlet. See Item 1. "Risk Factors -- Factors
                                            ---
Affecting the Company's Overall Business -- Delays of Releases."

     In preparing titles for laserdisc replication, the Company uses its in-house digital postproduction facility to create laserdisc submasters. The Company then delivers the submasters to manufacturers such as Kuraray, Mitsubishi, Pioneer Video Manufacturing and Sony's DADC for the replication of laserdiscs. The Company's in-house, full-service creative services/computer graphics department designs laserdisc jackets and creative materials for advertising and marketing. The Company's in-house marketing department implements marketing programs, issues publicity and publishes Image Laserdisc Preview, a free, consumer-oriented, monthly magazine available through most laserdisc retailers, featuring new releases and containing articles and information of current interest to the Company's customers.

RECENT DEVELOPMENTS

     The following discussion relates to material recent developments involving the Company and its core laserdisc business since the beginning of fiscal 1997. For a discussion relating to the new DVD format, including the Company's business strategy relative to, and its participation and involvement in, the new DVD format and the impact of the new DVD format on the Company's laserdisc business see Item 1. "The New Digital Video Disc (DVD) Format." See Item 1. "Risk Factors" and Item 7. "Liquidity and Capital Resources" for a discussion of current cash constraints and other challenges facing the Company.

     On May 21, 1996, the Company entered into an exclusive five-year laserdisc output license and distribution agreement for MGM programming. Some of the MGM titles currently available under this agreement include: Goldeneye, Get Shorty, Leaving Las Vegas and The Birdcage. Some of the MGM titles the Company expects to release in fiscal 1998 include: Warriors of Virtue, The Hoodlum, starring Laurence Fishburne, Vanessa Williams and Andy Garcia, and the new James Bond thriller Tomorrow Never Dies, starring Pierce Brosnan. See Item 1. "Risk
                                                        ---
Factors -- Factors Affecting the Company's Overall Business -- Delays of Releases."

     On December 17, 1996 the Company entered into a Loan Agreement with Union Bank of California, N.A. ("Union Bank") for a two-year, $20 million revolving credit facility with an interest rate of prime plus .25%. The Union Bank credit facility replaced a $15 million revolving credit facility with Foothill Capital Corporation, an asset-based lender, which had an interest rate of prime plus 1.5%. See Item 7. "Liquidity and Capital Resources -- Banking Activities."
       ---

     On December 31, 1996, the Company entered into an exclusive five-year laserdisc output license and distribution agreement with PolyGram. Some of the PolyGram titles currently available under this agreement include: Fargo, Dead Men Walking, Four Weddings & A Funeral and The Usual Suspects. Some of the PolyGram titles the Company expects to release in fiscal 1998 include: When We Were Kings, Michael Flatley's Lord of the Dance and the upcoming thriller The Game, starring Michael Douglas and Sean Penn. See Item 1. "Risk Factors --
                                               ---
Factors Affecting the Company's Overall Business -- Delays of Releases."

       In May 1997, the Company decided to defer commencement of construction on a new warehouse and distribution facility in Las Vegas, Nevada due to financial constraints. The Company intended that the new warehouse and distribution facility would replace its leased warehouse space in Chatsworth, California. Consistent with its original plans, the Company is currently in escrow to sell the front 8.8 acre parcel of the Las Vegas, Nevada property with the remaining
8.4 acre parcel to be retained as the site for the new warehouse and distribution facility. See Item 2. Properties. See also Item 7. "Liquidity and Capital Resources -- Management's Action Plan -- Seek Additional Sources of Working Capital."

LASERDISC BASICS

     The laserdisc, a larger optical version of the compact disc, is encoded with both audio and visual information. Just as compact discs offer distinct advantages over records and audiotapes, laserdiscs offer distinct advantages over

--------------------------------------------------------------------------------
2                                                      Image Entertainment, Inc.

videocassettes, such as higher resolution video, full-fidelity discrete channel digital audio, instant access to any scene, frame-by-frame viewing, greater durability and superior interactive capability. Laserdiscs offer a number of features which are similar to the recently introduced DVD format. See Item 1. "The New Digital Video Disc (DVD) Format -- DVD as a Source of Competition for Laserdisc" for a more detailed discussion of the relative features of laserdisc and the new DVD format.

     The Company anticipates that the laserdisc market will remain primarily a sell-through rather than a rental market. Most titles currently have a suggested retail price of $24.99 to $39.99, a price range low enough to be conducive to the building of a personal laserdisc library.

     Laserdisc (software) demand is primarily driven by the installed base of laserdisc players (hardware). The Electronic Industries Association ("EIA") reported that laserdisc hardware sales were down 40% in calendar 1996 from 1995. The Company believes that this decline in hardware sales is attributable to retailer and consumer speculation and anticipation preceding the launch of the new DVD format which has caused uncertainty and a shift in the support of laserdisc players to DVD players. See Item 1. "The New Digital Video Disc (DVD)
                                   ---
Format -- DVD as a Source of Competition for Laserdisc." On June 16, 1997, the EIA reported that through May 31, 1997, laserdisc hardware sales were down approximately 60% as compared with the same five months of calendar 1996. Sales of the Pioneer Electronics ("Pioneer") combination player, a machine capable of playing laserdiscs, DVDs and compact discs ("LD/DVD/CD combination player"), however, are reported only as DVD player sales.

     Currently, eight hardware companies make laserdisc players, with Panasonic and Pioneer making low to middle-end laserdisc players and Pioneer, as well as the remaining companies, making high-end laserdisc players. The least expensive laserdisc player currently lists at approximately $299. Two specialty laserdisc hardware manufacturers have announced plans to introduce new models of high-end laserdisc players which will feature advanced video circuitry and list for between $4,000 and $5,000. Pioneer is the only manufacturer of LD/DVD/CD combination players, which list for approximately $999 to $1,799.

     In anticipation of the new DVD format, which has been marketed as a mass-market item, most major consumer electronics retail chains no longer carry laserdisc players; however, laserdisc players continue to be available at independent high-end and specialty audio/video stores, participating Pioneer and Panasonic authorized dealers, and regional consumer electronics retail chains, such as The Good Guys!, Fry's Electronics, Ultimate Electronics and Ken Crane's Home Entertainment. All of these retailers, as well as the national chain store Best Buy, also carry the new Pioneer LD/DVD/CD combination players.

     All new models of Pioneer laserdisc players retailing for $399 and above include outputs for playing laserdiscs encoded with Dolby Digital (also known as AC-3). Dolby Digital allows for six discrete channels of audio to be played back in home theater applications, which gives the viewer a closer approximation of the original theatrical experience and a more true-to-life placement of sound. Digital Theater Systems ("DTS"), a recently introduced surround-sound system, offering clarity and channel separation surpassing the theater-going experience, has also been encoded on certain laserdiscs. Special decoder hardware is required to receive the enhanced sound capabilities offered by Dolby Digital and DTS.

ACQUISITION OF LASERDISC PROGRAMMING

     GENERAL.  Because the Company does not produce its own laserdisc
     -------
programming, its success depends upon entering into new and renewing existing licenses and wholesale distribution agreements for feature films and other programming. There can be no assurances that suppliers of programming will continue to enter into or renew licenses or distribution agreements on terms acceptable to the Company. The Company, however, believes that its production, creative services, marketing and distribution expertise will continue to make it an attractive partner for such suppliers.

--------------------------------------------------------------------------------
Image Entertainment, Inc.                                                      3

     Fox and Disney retain the right to terminate their respective agreements with the Company if specified events of default occur, such as a "change in control" (as defined in the agreements) of the Company. Future licenses and distribution agreements may contain these or other similar termination provisions relating to a change in control. A number of the Company's license and distribution agreements provide for the sale of laserdiscs to Columbia House, a large mail order company.

     LICENSES.  The Company enters into licenses whereby it acquires from
     --------
suppliers of programming the right to manufacture and distribute their titles on laserdisc. Licenses are for specific titles or for a licensor's existing library and future releases over a designated term ("output licenses"), and generally give the Company exclusive rights to such programming. The Company releases exclusive titles from licensors such as BMG Video, Disney, Hallmark, MGM, New Line, Orion, Playboy and PolyGram.

     The Company's November 26, 1991 exclusive license agreement with Disney was amended on January 1, 1995 to extend the Company's rights until December 31, 1999. Under the agreement, the Company has the exclusive right to replicate, market and distribute The Walt Disney Company, Touchstone, Buena Vista and Hollywood Pictures, and certain Miramax, programming on laserdisc in the United States and Canada and their respective territories (although Disney may distribute to certain accounts if it so elects).

     Under a December 22, 1992 agreement with New Line, the Company has the exclusive right to replicate, market and distribute all New Line, Fine Line and other programming acquired by New Line on laserdisc in the United States (and Canada for certain titles) until December 1997 (or December 1998 if New Line elects). In connection with the agreement, New Line was issued a warrant to purchase 500,000 shares of the Company's common stock at an exercise price of $6.30, the closing price on the date of grant. The warrant expires on December 31, 1997. See Item 8. "Note 12. Other Items -- Statements of Operations."
           ---

     In return for the grant of rights, the Company pays royalties to its licensors. Royalties are expressed as a percentage of the Company's net revenues from laserdisc sales. In many cases, the Company pays licensors advances or minimum guarantees on a title, which are recoupable against any future royalties earned from that title and (if cross-collateralized) other titles under the license. Advances under most output licenses are paid according to predetermined schedules, regardless of the number and marketability of the titles subsequently available. In entering into licenses, and evaluating the required advances, guarantees and other obligations, the Company depends, to a large extent, on its ability to anticipate the public's changing taste in laserdisc programming and to foresee (as to output licenses) licensors' future releases.

     In general, the Company's license agreements have terms of two to seven years and are limited to the United States and Canada, and their respective territories and possessions. Under most of the Company's output license agreements, the Company has two to five years to select titles and two to five years to distribute a title after its release on laserdisc.

     Distribution of licensed titles accounted for approximately 56% of fiscal 1997 net sales, 50% of fiscal 1996 net sales and 55% of fiscal 1995 net sales. Exclusive titles from the following licensors accounted for the largest percentages of fiscal 1997 net sales (only percentages equal to or in excess of 10% are indicated): Disney (26.9%), MGM (10.2%), New Line, Warner Home Video ("Warner") (license agreement for certain classic MGM/UA and MGM/Turner library titles) and Hallmark. Exclusive titles from the following licensors accounted for the largest percentages of fiscal 1996 net sales (the only percentage equal to or in excess of 10% is indicated): Disney (27.7%), New Line, Orion, Hallmark and MGM. Exclusive titles from the following licensors accounted for the largest percentages of fiscal 1995 net sales (the only percentage equal to or in excess of 10% is indicated): Disney (29.2%), New Line, Orion, Sultan Entertainment and Turner Home Entertainment.

     The selection periods under the five licenses which accounted for the largest percentages of fiscal 1997 net sales will expire on various dates between December 1997 (New Line exclusive output license agreement) and

--------------------------------------------------------------------------------
4                                                      Image Entertainment, Inc.

December 2002 (license agreement with Warner for certain classic MGM/UA and MGM/Turner library titles) and the distribution periods with respect to individual titles under such licenses have expired or will expire on various dates through approximately June 2003. While efforts are made to renegotiate and renew licenses prior to expiration, there can be no assurances that licenses or distribution agreements will be renegotiated or renewed.

     Historically, the Company has not attempted to obtain foreign (with the exception of Canadian) laserdisc distribution rights, since foreign sales, outside of Canada and certain Pacific Rim countries where such rights are generally unavailable to United States licensees, have been minimal. Under a special arrangement, the Company sells laserdiscs of Disney titles to Disney for distribution to designated Disney licensees and distributors in foreign territories such as Hong Kong, Indonesia, Malaysia, Philippines, Singapore, Taiwan and Thailand. From time to time, the Company similarly acts as a fulfillment center servicing foreign territories for other licensors.

     Although the Company does not produce its own motion picture programming, the Company often creates and releases Special Edition laserdiscs, an important source of revenue, publicity and prestige for the Company. Special Editions usually consist of a feature film (obtained under license) and a variety of ancillary materials such as out-takes, restored footage or a director's cut, interviews with the director, cast or other participants in the film-making process, separate audio track narratives, scripts and/or treatments, press clippings, compact discs of the soundtrack, production photos, and other materials of interest. From time to time the Company releases limited, numbered Special Editions personally autographed by the film's director or other talent. Voyager also creates and releases Special Editions which the Company distributes on an exclusive basis. In response to growing consumer demand, the Company will be releasing increasingly more titles in THX, widescreen (letterboxed), Dolby Digital and/or DTS versions.

     WHOLESALE DISTRIBUTION.  In addition to its licensing activities, the
     ----------------------
Company is a wholesale distributor of laserdisc programming that it acquires from certain major motion picture studios and other suppliers.

     On July 1, 1996, the Company entered into a new exclusive distribution agreement with Fox. The new agreement superceded a September 1, 1990 agreement which expired on June 30, 1996. Under the new agreement, the Company's exclusive rights to distribute Fox titles on laserdisc in the United States, Canada and Puerto Rico (although Fox may distribute to certain accounts if it so elects) were extended to June 30, 1999.

     Under a November 10, 1992 agreement, as amended, the Company has the exclusive right to purchase and distribute Voyager programming on laserdisc in the United States, and additional territories under certain circumstances, through March 31, 1999. The Company's rights with respect to Voyager titles are nonexclusive after March 31, 1999.

     The Company is also a nonexclusive wholesale distributor of laserdisc programming from Warner, Universal Home Video ("Universal"), Columbia TriStar Home Video ("Columbia/TriStar"), Lumivision, Republic Entertainment and BMG Video.

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

     Wholesale (exclusive and nonexclusive) distribution of laserdiscs accounted for approximately 44% of fiscal 1997 net sales, 50% of fiscal 1996 net sales and 45% of fiscal 1995 net sales. Exclusive wholesale distribution of Fox titles accounted for approximately 19% of fiscal 1997 net sales, 24% of fiscal 1996 net sales and 27% of fiscal 1995

--------------------------------------------------------------------------------
Image Entertainment, Inc.                                                      5
net sales. Generally, the Company's profit margin on exclusive licensed product and exclusive wholesale distributed product has been greater than its profit margin on nonexclusive product it distributes wholesale.

LASERDISC SALES AND CREDIT POLICIES

     The Company sells both licensed and wholesale laserdisc product directly to retailers or through subdistributors subject to the terms of the Company's dealer sales policies. Laserdisc sales to the following customers accounted for the largest percentage of the Company's fiscal 1997 net sales (only percentages equal to or greater than 10% are indicated): Musicland (11.2%), Alliance Entertainment (which includes its recently consolidated subsidiaries Bassin Distributors, one of the Company's top five customers in fiscal 1996, and Abbey Road Distributors, another of the Company's customers) (10.4%), Ken Crane's Home Entertainment (10.2%), Norwalk Record Distributors and Transworld Music Corp. Laserdisc sales to the following customers accounted for the largest percentage of the Company's fiscal 1996 net sales (the only percentage equal to or greater than 10% is indicated): Musicland (10.9%), MTS/Tower Records and Video, Transworld Music Corp., Ken Crane's Home Entertainment, Bassin Distributors and Norwalk Record Distributors. Laserdisc sales to the following customers accounted for the largest percentages of the Company's fiscal 1995 net sales (none equaled or exceeded 10%): Musicland, U.S. Laser Video Distributors, MTS/Tower Records and Video, Camelot Music and Ken Crane's Home Entertainment. Several of the Company's largest customers are experiencing financial difficulties which has had an adverse effect on the Company's sales to such customers and the Company's net revenues, net income and cash flow. The Company expects the distressed condition of the retail entertainment software market and the financial difficulties of several of its largest customers to continue to adversely impact the Company's business. See Item 7. "Summary and Outlook --
                                          ---
Distressed Condition of the Retail Entertainment Software Market."

     The Company's prospective customers generally submit a credit application followed by a minimum opening order for laserdiscs. If the application is accepted, credit terms are assigned. Open account terms generally require payment within 45 to 60 days of delivery. The Company may also require a customer to provide a purchase money security interest, a personal guarantee, a letter of credit and/or other collateral. Due largely to extensive controls instituted by the Company and the efforts of its experienced credit department, the provision for doubtful accounts receivable was less than 0.2% of net sales during fiscal 1996 and 0.1% of net sales during fiscal 1995. Throughout fiscal 1997, however, the retail entertainment software sector continued to experience an economic slump and recently several of the Company's largest customers experienced financial difficulties. These factors led the Company to significantly increase its provision for doubtful accounts receivable. As a result, the provision for doubtful accounts receivable was 2.3% of net sales during fiscal 1997. See Item 7. "Results of Operations" and "Summary and
                     ---
Outlook -- Distressed Condition of the Retail Entertainment Software Market." The amount of doubtful accounts receivable actually written off in fiscal 1997, 1996 and 1995 was approximately $650,000, $149,000 and $47,000, respectively.

     Although sales of laserdiscs are generally considered final, the Company allows customers to return a portion of their stock on a quarterly basis. This allowance is generally non-cumulative and is generally based on the customer's prior quarter purchases and is limited on an individual-title basis, however, on occasion greater return allowances are afforded to certain large customers. Stock returns, other than for defective laserdiscs, amounted to approximately 9.5% of all laserdiscs sold in fiscal 1997, 7.2% of all laserdiscs sold in fiscal 1996 and 8.6% of all laserdiscs sold in fiscal 1995. Returns of defective laserdiscs have been minimal and are generally covered by manufacturers' warranties.

     As part of its ongoing efforts to expand the laserdisc market, the Company aggressively solicits new retail accounts. Although the Company generally sells directly to retailers it also sells to certain major music and laserdisc subdistributors, who have an extensive retail network. Historically, to stay competitive with subdistributors, the Company has offered improved pricing, faster delivery, expanded sales, customer service and marketing departments and increased inventory of high-demand titles.

--------------------------------------------------------------------------------
6                                                      Image Entertainment, Inc.

     As of June 10, 1997, the Company had approximately $7.3 million of backlog orders (including pre-orders of $4.5 million for laserdisc new releases and $550,000 for DVD new releases), 89% from laserdisc product and 11% from DVD software product which was launched in the home video market in March 1997 and which the Company commenced selling in March 1997. The Company expects to fill 80% of the laserdisc backlog orders and substantially all of the DVD backlog orders within the current fiscal year. As of June 1, 1996, the Company had approximately $6.9 million of backlog orders for laserdisc product.

THE MARKETING OF LASERDISCS

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

     Promotion of each new title generally begins eight to sixteen weeks before the scheduled in-store release with the mailing of the Image Laserdisc Preview magazine and bulletins to retailers. An active telemarketing campaign follows. The Company attempts to release motion picture titles on laserdisc as close in time as possible to their videocassette release date to capitalize on the extensive videocassette advertising and publicity campaigns typically mounted by the major studios.

     From time to time the Company works with laserdisc player manufacturers to promote the laserdisc format. The Company has also sponsored laserdisc sales events at retail locations throughout the country.

     The Company also maintains a website on the Internet at www.image-entertainment.com. The site includes an online edition of the Image Laserdisc Preview, weekly new product announcements and information of general interest to the laserdisc consumer.

LASERDISC PRODUCTION

     Under a typical license, the licensor of a title delivers a program master and art work to the Company for quality evaluation. If the Company deems the program master acceptable, the Company's postproduction facility creates a submaster with specifications for laserdisc format. This submaster is delivered to the manufacturer for the replication of laserdiscs. The laserdisc jacket is designed and produced by the Company's creative services staff and sent to a printer for replication. The laserdisc manufacturer will either package and shrink-wrap the laserdiscs and ship the completed product to the Company or ship the laserdiscs in bulk to the Company and the Company will package and shrink-wrap the laserdiscs at its own facility. The Company estimates that 30% of the manufactured units are received in finished form and 70% of the manufactured units are received in bulk shipments requiring packaging and shrink-wrapping in-house.

     To reduce production costs and expedite the production process, in November 1990 the Company installed an in-house digital postproduction facility. To further increase efficiencies and reduce costs, in January 1995 the Company purchased computer graphics equipment for the output of high resolution, four-color separations used for jacket printing. These facilities allow the Company to format over 80% of the laserdisc masters (from all licensors) it would otherwise contract out to postproduction facilities and deliver to printers final, color separated film it would otherwise contract out to pre-press service bureaus.

MANUFACTURING OF LASERDISCS

     The Company currently uses five laserdisc replication facilities, three of which replicate laserdiscs in the United States. In fiscal 1997, the following manufacturers supplied the largest percentages of the laserdiscs replicated

--------------------------------------------------------------------------------
Image Entertainment, Inc.                                                      7
for the Company (only percentages equal to or greater than 10% are indicated):
Kuraray (41.1%), Mitsubishi (26.9%), Pioneer (22.8%), Sony's DADC and 3M. In fiscal 1996, the following manufacturers supplied the largest percentages of the laserdiscs pressed for the Company (only percentages equal to or greater than 10% are indicated): Mitsubishi (35.6%), Pioneer (23.9%), Kuraray (23.4%), Technidisc (16.2%), Sony's DADC and 3M.

     The Company attempts to solicit orders from its customers for laserdiscs prior to submitting orders for the manufacture of such discs. Under its manufacturing purchase orders, the Company generally must pay for finished laserdiscs within 45 to 90 days of invoicing. The Company's goal is to order for manufacture that number of units of each title which will enable the Company to ship the bulk of the order within 30 days of delivery. Attainment of this goal depends largely upon the Company's ability to predict the popularity of a title.

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

THE NEW DIGITAL VIDEO DISC (DVD) FORMAT

     THE INTRODUCTION OF DVD.  DVD is a new 5-inch optical disc format similar
     -----------------------
in many respects to laserdisc. DVD titles were first launched in the domestic home video market in March 1997 following more than two years of pre-launch marketing. The speculation and anticipation preceding DVD's launch (including several launch date postponements) caused considerable uncertainty in the laserdisc marketplace and contributed to a reduction in the Company's laserdisc sales, and will likely continue to adversely impact the Company's laserdisc sales as the DVD market evolves. See Item 7. "Results of Operations."
                                  ---
Additionally, even though DVD has been marketed as the replacement for videocassette, the Company believes that many early adopters of the format are likely to be laserdisc consumers. For a discussion of the video and audio quality, pricing and other principal competitive factors relating to the laserdisc and DVD formats see Item 1. "The New Digital Video Disc (DVD) Format -
- DVD as a Source of Competition for Laserdisc." While continuing to support the laserdisc format, to stay competitive, the Company has aggressively sought and secured several DVD licensing and distribution opportunities and is continuing to aggressively pursue additional DVD opportunities. For a discussion regarding the Company's DVD deals and arrangements see Item 1. "The New Digital Video Disc (DVD) Format -- The Company's DVD Agreements and Arrangements." See also Item 1. "Risk Factors."
                --- ----

     THE COMPANY'S MARKET STRATEGY.  Although it is too early to determine the
     -----------------------------
ultimate success or failure of the DVD format, the Company's strategy is to participate in the DVD market through licensing and distribution, the Company's primary areas of expertise. As the largest laserdisc licensee and distributor in the United States, the Company believes it has developed a solid reputation relative to sell-through, optical disc entertainment software. The Company believes that the same licensing, sales, production, creative services, marketing and distribution expertise it has developed in connection with its laserdisc business will assist it in its efforts to participate in the DVD format.

     Should the DVD format succeed, and assuming the Company is successful in continuing its efforts to license and distribute DVD programming, the Company should be well-positioned to continue to establish a reputation and presence in the DVD market. Should the DVD format succeed to the extent it replaces videocassette, the Company believes that the major studios would retain DVD rights as they have retained videocassette rights and that the Company's primary business would most likely be that of a nonexclusive distributor, but in a much larger market relative to laserdisc. The Company believes it should be well-positioned to act as a licensee of the studios for specialty and catalogue programming, allowing the studios to focus on high-revenue, high-volume new releases and popular catalogue titles. The Company also believes it should be well-positioned to act as a licensee of independent program suppliers who do not own or control sufficient libraries or release a sufficient quantity of titles to justify their direct participation in the DVD market. Additionally, the Company will be able to service independent program suppliers who lack the requisite production, creative services, sales, marketing and distribution capability to bring their own

--------------------------------------------------------------------------------
8                                                      Image Entertainment, Inc.

product to market. Should the DVD format succeed but to a lesser degree, such that DVD becomes a niche market relative to the videocassette market, the Company believes it has the potential to occupy a position in the DVD business similar to the position it currently enjoys in the laserdisc business. Under this scenario, the growth of the DVD market is likely to be slow and the number of entities competing against the Company for licensing and distribution opportunities presumably fewer, thus affording the Company increased opportunities. Should the DVD format fail, the Company believes that its DVD efforts will have ameliorated the adverse impact DVD is currently having on the Company's core laserdisc business during this period where DVD is perceived as a new format with exciting potential. Although DVD presents challenges for the Company as a competing format to laserdisc, DVD also offers opportunities for the Company to diversify its product line and participate in a format that could have a greater market penetration than laserdisc. See Item 1. "Risk Factors."
                                                  --

     INDUSTRY SUPPORT OF THE DVD FORMAT.  Although the Company expects that most
     ----------------------------------
major electronics hardware manufacturers will manufacture and launch DVD players by the end of the calendar year, DVD currently does not enjoy industry-wide support on the software side. Of the major motion picture studios, only Warner and Columbia/TriStar are releasing titles on DVD. Disney, Fox, Universal and Paramount (the "Currently Non-participating Studios") have not yet announced plans to release DVD programming. Warner affiliates, WEA Music, New Line, Turner and HBO, are also releasing DVD programs; in addition to its own product, Warner is releasing MGM programming on DVD pursuant to a long-term grant of distribution rights. Some of the other companies participating in the release of DVD programming include PolyGram, LIVE, Lumivision, Simitar and the Company.

     Warner has been the most active proponent of the DVD format. Warner and its affiliates together released a total of 32 DVD titles in the March launch. Warner also controls home video distribution rights for MGM programming. The Warner group has released a total of 72 DVD titles to date, significantly more than any other participating program supplier. The Company believes that Warner and its affiliates plan to release approximately 15 to 25 titles per month through the end of the calendar year. The Company also believes that Columbia/TriStar, with seven titles currently available, plans to release approximately 13 additional titles by the end of the calendar year. LIVE, PolyGram and Lumivision, respectively, have six, seven and eight titles currently in release. To the Company's knowledge, none of these companies have made public their plans regarding future DVD releases or the frequency of such releases. The Company has released two DVD titles and plans to release between 35 and 40 additional DVD titles by the end of the calendar year. There is no consistent policy among home video program suppliers regarding the announcement of release schedules or release plans. To date, there are approximately 125 total titles available on DVD. If the Currently Non-participating Studios do not enter the market in calendar 1997, the Company estimates that approximately 275 to 325 total DVD titles will be available by the end of the calendar year. The Company is unable to estimate the total number of DVD titles that would be available by the end of the calendar year if one or more of the Currently Non-participating Studios enter the market.

     The Company believes that the Currently Non-participating Studios may be awaiting the resolution of a variety of outstanding issues presented by DVD technology, such as the enactment of certain proposed copyright legislation pertaining to the new DVD format and the success of regional coding, i.e., encryption devices which prevent domestic releases from being read by foreign-sold machines. The Company also believes that the Currently Non-participating Studios are monitoring DVD's performance to better assess the market trend and consumer acceptance before committing to the format. The Company believes that the entry of any one or more of the Currently Non-participating Studios would enhance consumer acceptance of the new format.

     DVD hardware was first made available in the domestic home video market in late February 1997, one month prior to the software launch. DVD players also play CDs, and Pioneer has released two LD/DVD/CD combination player models. DVD players are carried by national electronics retail chains, as well as by retailers which carry laserdisc players and LD/DVD/CD combination players. It is too early to assess the potential market penetration or successful sell-through of DVD hardware, however, all of the major hardware manufacturers are actively supporting the new format.

--------------------------------------------------------------------------------
Image Entertainment, Inc.                                                      9

     THE DISTRIBUTION AND SALE OF DVD TITLES.  Most DVD titles are only
     ---------------------------------------
available in seven major markets (Los Angeles, New York, Chicago, San Francisco, Dallas, Seattle and Washington D.C.) because Warner and all of its affiliates (except WEA Music), the most active group of program providers, have limited the sale of their releases to those markets. Warner has not yet announced when the DVD product controlled by it and all but one of its affiliates will be available in additional markets. All of the other entities participating in the release of DVD programming, including the Company, are releasing their DVD titles nation-wide.

     As an incentive for retailers to support the new format, all DVD titles controlled by Warner and released in the March 1997 launch and all new titles released on or before June 27, 1997, including re-orders of such new titles, carried a 100% return guarantee valid through December 31, 1997. Warner's return policy for all other titles is currently 20%, consistent with the other companies selling DVD product, including the Company.

     In addition to licensed DVD titles, the Company also purchases and distributes DVD titles on a wholesale basis from all of the program suppliers supporting the DVD format (including the Warner group) and offers them to the Company's customer base which includes independent software retailers and major record chains, and participating dealers of Thomson Consumer Electronics ("Thomson"), a leading hardware manufacturer whose brands include RCA, GE and Proscan. With respect to the titles controlled by Warner and all but one of its affiliates, the Company sells to participating Thomson hardware dealers and certain independent software retailers located in Warner's designated seven markets. Since DVD programming sold by the Company on a wholesale distribution basis has only been available since DVD's March 1997 software launch and since the Company has only recently released the first two of its exclusively licensed DVD titles, revenues from the Company's DVD activities for fiscal 1997 were not material. See Item 7. "Results of Operations."
          ---

     THE COMPANY'S DVD AGREEMENTS AND ARRANGEMENTS.  The Company intends to
     ---------------------------------------------
pursue DVD license and distribution rights as it has pursued, and will continue to pursue, laserdisc license and distribution rights. As with laserdisc licensing, the Company will generally seek programming it deems appropriate for release in the DVD market and attempt to secure exclusive rights under license agreements which will most likely provide for advances and royalty payments. Where the Company is unable to secure licensed rights, it will attempt to purchase and distribute DVD programming on a wholesale distribution basis. Further, given the similarities between laserdisc and DVD, and the steps required to bring DVD programming to the market, the Company believes that its advertising, marketing, production, sales and creative services departments are capable of handling the new DVD format. The Company's current laserdisc sales and credit policies are generally applicable to the DVD programming currently sold by the Company. The Company believes that at least for the near-term these sales and credit policies should continue to be generally applicable to DVD programming sold by the Company. The Company out-sources the replication of its laserdiscs and is similarly out-sourcing the replication of its licensed DVDs. The technical authoring and compression required by the DVD format will also be out-sourced, at least in the near-term.

     Although software for the new format was first introduced in March 1997, the Company has already secured several deals relating to the manufacture, license and distribution of DVD programming. See Item 1. "The New Digital Video
                                              ---
Disc (DVD) Format -- DVD as a Source of Competition for Laserdisc" and "Risk Factors." These deals are summarized below:

     In October 1996, the Company formalized an April 1996 agreement in principle, by entering into a two-year written agreement pursuant to which Thomson granted to the Company the exclusive right to distribute DVD software to authorized Thomson hardware dealers. The two-year term began on March 24, 1997 with the release of DVD software by Warner and its affiliates. All Thomson dealers are potential customers under the arrangement, however, not all dealers have elected to participate. Further, the Company is not permitted to sell the majority of available DVD titles (i.e., titles controlled by Warner and all but one of its affiliates) to Thomson dealers located outside of Warner's designated seven markets. Under the agreement, Thomson and the Company have formulated a strategic alliance to bring DVD software and hardware together at the retail level. See Item 1. "Risk Factors -- Factors Affecting the Company's Overall
        ---
Business -- Financial Condition of Key Customers."

--------------------------------------------------------------------------------
10                                                     Image Entertainment, Inc.

     On February 28, 1997, the Company entered into an exclusive DVD output license and distribution agreement with Playboy pursuant to which the Company will replicate, market and distribute Playboy's programming on DVD in the United States and Canada. The agreement expires on the earlier of February 27, 2002 or the date on which DVD becomes a mass-market item (as determined in accordance with the terms of the agreement). The first DVD title released under the agreement was 1997 Playmate of the Year. Some of the Playboy titles the Company expects to release in fiscal 1998 include: The Best of Jenny McCarthy, The Best of Pamela Anderson and Farrah Fawcett: All of Me. See Item 1. "Risk Factors --
                                                   ---
Factors Affecting the Company's Overall Business -- Delays of Releases." The Company expects to release approximately 30 DVD Playboy titles per year.

     On April 1, 1997, the Company entered into an agreement with EDS Digital Studios ("EDS"), a leading Hollywood postproduction facility and subsidiary of the global information services company Electronic Data Systems, pursuant to which EDS will provide DVD technical authoring, compression and encoding services to the Company. See Item 1. "Risk Factors."
                         ---

     On April 15, 1997, the Company entered into an exclusive DVD license agreement with Orion pursuant to which the Company will replicate, market and distribute twelve of Orion's, most popular titles in the United States and Canada. Orion has the right to terminate the agreement when DVD becomes a mass-market item (as determined in accordance with the terms of the agreement). Some of the titles covered by the agreement include Silence of the Lambs, Dances With Wolves, Robocop, Bull Durham and Mad Max. See Item 1. "Risk Factors -- Factors
                                           ---
Affecting the Company's Overall Business -- Delays of Releases."

     In May 1997, the Company reached an agreement in principle with Central Park Media ("Central Park"), the foremost licensor of Japanese animation in North America, pursuant to which the Company will have exclusive DVD license and distribution rights to Central Park's highly regarded library of Japanese animation programming. Although the deal in principal is subject to written documentation the parties have already released the first DVD title under the deal, Battle Arena: Toshinden. Other DVD titles which will be covered by the agreement include Project A-Ko, Dominion, Record of Losdoss War and MD Geist:
Death Force.  See Item 1. "Risk Factors -- Factors Affecting the Company's
              ---
Overall Business -- Delays of Releases."

     In addition to DVD releases of Playboy, Orion and Central Park titles, the Company plans to release additional DVD titles including James Cameron's The Terminator, starring Arnold Schwarzenegger, Stephen Sondheim's Tony Award-winning musical Into the Woods, starring Bernadette Peters, The Knebworth Concert, a three-hour, star-studded event featuring Phil Collins, Paul McCartney, Eric Clapton, Elton John, Pink Floyd and others, and Tina Turner:
Live in Amsterdam, a two-hour concert program recorded during Turner's Wildest Dreams European Tour, including the hit songs "Private Dancer," "What's Love Got to Do with It?" and "Proud Mary." See Item 1. "Risk Factors -- Factors
                                   ---
Affecting the Company's Overall Business -- Delays of Releases."

     DVD AS A SOURCE OF COMPETITION FOR LASERDISC.  DVD currently represents the
     --------------------------------------------
greatest source of competition for the Company's core laserdisc business. This section discusses DVD's and laserdisc's respective current software availability, hardware availability, video and audio quality, content capacity, software features, pricing, manufacturing and production cost, and channels of distribution. All statements made in this section are based on the Company's understanding of current DVD and laserdisc technology, pricing and features.
For a more general discussion of other competition faced by the Company see
Item 1. "Risk Factors--Competition."

          Software Availability. All major studios and a large number of independent program suppliers support the laserdisc format, which has a library of over 10,000 available titles. Currently only certain major studios and a limited number of other program suppliers support DVD; however, given the recent launch of the DVD format it is too early to determine the extent of program supplier support the DVD format will receive in the future. DVD software is generally available through the same retail channels that support laserdisc software, as well as certain nationally recognized entertainment software chain stores; however, distribution of a majority of DVD titles (i.e., titles controlled by Warner and all but one of its affiliates) is currently limited to seven designated markets.

--------------------------------------------------------------------------------
Image Entertainment, Inc.                                                     11

          Hardware Availability. A wide variety of DVD players are available through the same retail channels that support laserdisc and LD/DVD/CD combination players, as well as certain nationally recognized consumer electronic retail chain stores. The LD/DVD/CD combination player is available at nearly all of the locations where laserdisc players are sold and most of the locations where DVD players are sold. Both laserdisc players and DVD players play compact discs. Laserdisc players generally retail from $299 to $5,000, DVD players generally retail from $499 to $5,500, and LD/DVD/CD combination players generally retail from $999 to $1,799.

          Video Quality. Both DVD and laserdisc are optical disc formats which are read by a laser beam. DVD's picture is digital while laserdisc's picture is analog. DVD's video image is compressed to fit on a 5-inch disc while laserdisc's video image is transferred compressed to a 12-inch disc. Both provide superior picture quality over videocassette tape and broadcast television. If properly compressed, DVD offers up to 500 scan lines of resolution versus laserdisc's 425 and videocassette's 240.

          Audio Quality. The audio format offered on most laserdiscs is Dolby Surround. The audio format offered on all DVDs is Dolby Digital, which offers up to 5.1 channels of discrete audio, however, many laserdisc titles also offer Dolby Digital. DTS digital sound, an audio format arguably superior to Dolby Digital, is also being offered on certain laserdiscs. DVD is also capable of carrying a DTS audio signal, however, no DVDs with DTS capability have been announced or are currently available. Consumers must have hardware compatible with DTS and Dolby Digital technology to take advantage of these audio formats.

          Content Capacity. A DVD typically holds 133 minutes of compressed programming per side for a total of 266 minutes (almost 4 1/2 hours), although dual layer technology exists allowing for greater per side storage capacity. Laserdisc can hold 60 minutes of programming per side for a total of 120 minutes (2 hours). Many laserdisc player models will automatically play the second side of a laserdisc after a several second delay, while low-end laserdisc players require manual flipping of the disc. A laserdisc program with a run-time in excess of two hours requires two discs. Currently, DVD players do not automatically play the reverse side of a disc so that programs encoded on both sides of a DVD would require manual flipping of the disc.

          Software Features. DVD and laserdiscs are playback-only formats and, unlike videocassette, neither DVD nor laserdisc can record. Just as there has always been speculation regarding the availability of an affordable, consumer-oriented recordable laserdisc machine, there is speculation regarding a recordable DVD machine. The Company believes that, as in the case of laserdisc, an affordable, consumer-oriented recordable DVD player will not be available for several years.

Both DVD and laserdisc offer chapter stops and random/direct program access akin to CD's random track access. Both DVD and laserdisc can offer programming with entertaining and informative ancillary material such as audio commentaries by film talent, deleted scenes, scripts, photos, alternative endings and multiple versions such as a "director's cut."

DVD can offer an on-screen interactive menu allowing access to key scenes or chapters, ancillary material and foreign language dubbing and subtitle choices. Laserdisc typically lists such choices on the back of the laserdisc packaging. Laserdisc provides subtitles for foreign films and sometimes offers foreign language alternatives on separate audio tracks. Although many initial DVD releases have offered ancillary materials and multiple language and subtitle choices, it is uncertain whether future DVD releases will continue to offer the same variety of features and options.

Laserdisc titles are generally released in the preferred widescreen version. Many of the first DVD releases offer both widescreen and pan-and-scan versions on the same disc, a version per side. It is unclear whether the future DVD releases will continue to offer both versions on the same disc. Whether or not all or any of these features will be included on any laserdisc or DVD is determined by the studio or program supplier, or in certain instances, licensees such as the Company.

--------------------------------------------------------------------------------
12                                                     Image Entertainment, Inc.

          Pricing. Laserdiscs have been priced for the sell-through market as opposed to the rental market. Most laserdisc titles sell for between $29.99 and $39.99 and are generally discounted up to 20% by the retailer or mail order provider. Currently, most DVD's have been priced for the sell-through market between $24.99 and $29.99, and generally discounted up to 20%. PolyGram has announced that it will release the first DVD title priced for the rental market. The Company does not know if other program suppliers will follow PolyGram's rental pricing or if PolyGram will price other titles for the rental market.

          Manufacturing and Production Cost. Although the cost of DVD replication is generally half that of laserdisc replication, DVD's 5-inch format and on-screen random access requires costly and time-consuming compression and authoring techniques which laserdisc does not. The Company believes that the cost and technical challenges presented by DVD compression and authoring may limit the number of titles made available. In comparison, the production cost involved in the creation of a laserdisc master is relatively inexpensive.

          Channels of Distribution. Laserdisc hardware and software is not supported by mass-market retailers and, as a result, the laserdisc market has become a niche market relative to the videocassette market. DVD is currently being supported by certain mass-merchants and national hardware and software chain stores, as well as the regional music/video chain stores, electronics specialty hardware retailers and independent retailers which support laserdisc. The Company believes that if the market for DVD does not grow large enough to justify continued mass-market support DVD will most likely be a niche market relative to the videocassette market.

     THE IMPACT OF DVD ON THE COMPANY'S LASERDISC BUSINESS.  Although it is too
     -----------------------------------------------------
early to assess the ultimate effect of DVD on the laserdisc business, the Company's laserdisc sales have already been negatively affected by the more cautious purchasing patterns of laserdisc retailers. Although pre-orders for new hit titles are down, supplemental ordering to fill demand immediately prior to street date suggests that a continuing demand at the consumer-level exists for new release laserdisc titles. Orders for laserdisc catalogue titles are also down as a result of the decline in laserdisc hardware sales and availability, and reduction in the purchasing habits of laserdisc consumers as they wait to assess the success of the new DVD format. The Company, however, believes that another significant factor currently contributing to reduced laserdisc sales is the distressed financial condition of several of the Company's major customers, primarily music chain stores and distributors. See
                                                                           ---
Item 7. "Results of Operations" and "Summary and Outlook -- Distressed Condition of the Retail Entertainment Software Market."

     The Company believes that DVD's performance during the 1997 holiday selling season will be a strong indicator of DVD's future sales growth, market penetration and consumer acceptance. DVD's success is also dependent on the participation and extent of the participation by all of the major studios which will dictate the number and breadth of titles that are available on the DVD format. DVD program suppliers must also be willing to at least sustain the video and audio quality and variety of software features currently available on DVD releases while maintaining or lowering pricing. The current technical challenges presented by the DVD format may make it difficult to produce large numbers of titles quickly and economically while preserving the variety of features and audio and video quality consumers of DVD expect.

     The Company believes that both the laserdisc format and the DVD format can co-exist for several years because, initially, participating program suppliers are expected to concentrate on the release of new and certain of the more popular catalogue titles on DVD. Laserdisc is supported of all of the major motion picture studios. There are currently over 10,000 titles available on laserdisc. The Company alone releases an average of 50 new titles per month under its exclusive laserdisc agreements. Given the current low level of studio support for DVD, the current high cost of DVD authoring and compression, the present level of DVD authoring skills and uncertain consumer demand, the Company believes that the number of DVD titles will not rival laserdisc for several years. Although new titles will continue to be released on DVD, the Company believes that at least for the near future not all new releases, which would be available on laserdisc and videocassette, would be available on DVD, and that most likely only popular-demand catalog titles will be available in the new DVD format as compared to the large existing library of laserdisc catalogue titles. See Item 1. "Risk Factors."
---

--------------------------------------------------------------------------------
Image Entertainment, Inc.                                                     13

     The Company further believes that sales of the Pioneer LD/DVD/CD combination player may contribute to sales of the Company's laserdisc catalogue titles because some LD/DVD/CD combination player consumers will be new to both the DVD and laserdisc formats and may purchase laserdisc titles not yet available on DVD. The Company believes that the LD/DVD/CD combination players will continue to be a popular choice for consumers in the foreseeable future, assuming Pioneer's continued commitment to the LD/DVD/CD combination player, because they afford the consumer the widest variety of title choices. Further, the Company believes that a significant percentage of consumers are presently under the impression that DVD versions of all titles will soon be available from all studios and other program providers. In reality, most of the major studios have not affirmatively committed to the new format, and it is unclear if or when DVD versions of all titles will be available.

     Notwithstanding the impact of DVD's introduction on the Company's laserdisc business, the Company believes that it is well-positioned to take advantage of the opportunities presented by the new and rapidly changing DVD market. The Company is therefore dedicated to continuing its efforts to secure additional DVD license and distribution opportunities to remain competitive and diversify its core business.

     FOR INFORMATION CONCERNING THE IMPACT OF DVD ON SALES AND PROSPECTS OF THE COMPANY'S LASERDISC BUSINESS SEE ITEM 1. "THE NEW DIGITAL VIDEO DISC (DVD) FORMAT" AND "RISK FACTORS." SEE ALSO ITEM 7. "RESULTS OF OPERATIONS" AND
                             --- ----
"SUMMARY AND OUTLOOK -- DVD OUTLOOK."

SUBSIDIARY ACTIVITIES

     The Company's only active subsidiary, U.S. Laser Video Distributors, Inc. ("U.S. Laser"), is a New Jersey-based nonexclusive distributor of optical disc programming. U.S. Laser is also the owner-operator of a retail concept store in New Jersey which offers a large selection of entertainment software, including laserdiscs, DVDs and CD-ROMs, for sale and rental, as well as a wide-variety of "home theater" system hardware. The store features an in-store "Internet cafe," where patrons can socialize and access the Internet in a leisurely coffee-house setting. In addition, U.S. Laser publishes LASERVIEWS, a consumer periodical focusing on product announcements, software reviews and articles of general interest to the optical disc consumer.

TRADEMARKS

     The Company has received Federal registration of the trademark "IMAGE" in the United States Patent and Trademark Office. The Company also uses the trademarks "Vocal Images," "The Music Disc" and "The Finest in Laserdiscs" and the service marks "Image Post" and "Image Creative Group."

EMPLOYEES

     At June 1, 1997, the Company and its subsidiary U.S. Laser together had 116 full-time and 5 part-time employees.

RISK FACTORS

     This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on the beliefs of Company's management as well as assumptions made by and information currently available to the Company's management. When used in this document, the words "anticipate," "believe," "may," "estimate," "expect" and similar expressions, variations of such terms or the negative of such terms as they relate to the Company or its management are intended to identify such forward-looking statements. Such statements are based on management's current expectations and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, the

--------------------------------------------------------------------------------
14                                                     Image Entertainment, Inc.

Company's actual results, performance or achievements could differ materially from those expressed in, or implied by, any such forward-looking statements.

     The Company has made forward-looking statements in this Annual Report concerning, among other things, (i) the viability of the laserdisc format for several years despite the introduction of DVD; (ii) Pioneer's continued commitment to the LD/DVD/CD combination player, and the success of the LD/DVD/CD combination player in growing the laserdisc and DVD formats and attracting new customers to laserdisc; (iii) the strengthening of the retail entertainment software market over the long term; (iv) management's ability to successfully implement sufficient elements of its "Action Plan" (as defined in Item 7. "Liquidity and Capital Resources -- Management's Action Plan"); (v) monetizing all or a portion of the delinquent receivables of two of the Company's largest customers;(vi) closing escrow on the sale of 8.8 acres of the Company's Las Vegas, Nevada property; (vii) ultimate construction of the Las Vegas, Nevada warehouse and distribution facility; (viii) ability to continue restructuring payment terms with the Company's licensors, product suppliers and other vendors;
(ix) receiving waivers from the Company's lenders on future noncompliance of loan covenants; and (x) seeking investment opportunities in growth-oriented companies and securing necessary acquisition financing. The inclusion of such forward-looking information should not be regarded as a representation by the Company, its management or any other person that the future events, plans or expectations contemplated by the Company will be achieved. The Company undertakes no obligation to release publically any updates or revisions to any such forward-looking statements that may reflect events or circumstances occurring after the date of this Annual Report. Factors that could cause or contribute to such material differences include, but are not limited to, those discussed below.

     FACTORS AFFECTING THE COMPANY'S OVERALL BUSINESS.
     ------------------------------------------------

          Financial Condition of Key Customers. The entertainment software retail sector is experiencing a period of declining sales growth and deteriorating profitability. A number of retailers have recently reported worsening financial results, store closing programs, violations of bank financing covenants and constrained cash positions. The financial difficulties experienced by several of the Company's largest customers has had an adverse effect on the Company's sales to such customers and the Company's net revenues, net income and cash flow. The Company expects the distressed condition of the retail entertainment software market and the financial difficulties of several of its largest customers to continue to adversely impact the Company's laserdisc business and operations. See Item 7. "Summary and Outlook -- Distressed
                          ---
Condition of the Retail Entertainment Software Market." Although the Company believes that the negative factors contributing to the prevailing economic environment in the entertainment software retail sector will be mitigated in the long-term, there can be no assurances that any such economic recovery would occur before the present economic slump causes additional customers of the Company to experience financial difficulties that would further adversely impact the Company's business and operations. The distressed financial condition of the entertainment software retail sector may also begin to similarly adversely affect the Company's new DVD business and operations if one or more of its DVD customers constrain their purchasing or otherwise experience financial difficulties.

          Competition. The Company believes that it is the largest laserdisc licensee and distributor in the United States; however, the Company also faces competition from Pioneer Entertainment (USA), L.P., which also licenses and distributes laserdiscs; laserdisc subdistributors; and Columbia/TriStar, Universal and Warner, who sell their own programming directly to retailers, as well as to the Company and other distributors. The laserdisc and DVD formats also face competition from other forms of home video entertainment, e.g., videocassettes, network, syndicated, pay/cable television and home satellite systems. See Item 1. "Risk Factors -- Factors Specifically Affecting the Company's DVD Business" for a discussion regarding the Company's competition in licensing and distribution in the DVD market. New and emerging technologies in the entertainment industry (such as entertainment programming on the Internet, video-on-demand, high-definition television, digital videotape and optical discs with greater storage capacity) may also offer alternate forms of leisure-time entertainment or alter the way in which existing forms are delivered, thereby increasing competition for both the Company's laserdisc and DVD business.

--------------------------------------------------------------------------------
Image Entertainment, Inc.                                                     15

          Ability to Sustain Laserdisc Business. Although the Company believes that if the DVD market becomes a niche market the Company could occupy a role similar to its role in the niche laserdisc market, there can be no assurances that the Company will be able to sustain its core laserdisc business until a transition can be made to DVD, if ever; or whether current laserdisc program suppliers and laserdisc hardware manufacturers will continue to support the laserdisc format during the transition period. Further, if the Company can maintain its laserdisc business during such a transition period there can be no assurances that it will be able to license and distribute DVD programming with the same success it has experienced in the laserdisc market, either generally or relative to the breadth of programming it is now able to offer customers and at the margins it currently enjoys.

          Seasonality and Variability. The Company has generally experienced higher sales of laserdiscs in the quarters ended December 31 and March 31 due to increased consumer spending associated with the year-end holidays and because most sales of a title occur in the first few months after its release. In addition to seasonality issues, other factors have contributed to variability in the Company's laserdisc net sales on a quarterly basis. These factors include:
(i) the popularity of titles in release during the quarter; (ii) the Company's marketing and promotional activities; (iii) the Company's rights and distribution activities; (iv) the extension, termination or non-renewal of existing license and distribution rights; and (v) general economic changes affecting consumer demand for laserdisc hardware and software and affecting the buying habits of the Company's customers. Although it is too early to tell, the Company expects that its DVD sales patterns and net sales on a quarterly basis will be similarly affected.

          Delays of Releases. The Company currently expects that all new laserdisc and DVD titles with expected release dates in fiscal 1998 will be released during that year. In the past, however, the Company's laserdisc licensors, for various reasons, have from time-to-time delayed releasing certain titles to the laserdisc and videocassette markets. There can be no assurances that delays of this type will not occur in the future. Although it is too early to tell, the Company believes that its experience relative to delayed releases for certain laserdisc titles will be the same for certain DVD titles.

          Nature of the Entertainment Industry. Audience acceptance of the Company's products represents a response not only to the artistic components of the products, but also to the level of advertising and promotion by Company, the studios and distributors, the availability of alternative forms of entertainment and leisure time activities, changes in public taste, and other intangible factors, all of which change rapidly and cannot be predicted. This situation presents a number of risks, including the risk that some of the Company's laserdisc and DVD titles may not be commercially successful, that costs will not be recouped or that anticipated profits justifying the Company's commitments will not be realized.

          Acquisition Opportunities. The Company has explored, and continues to explore, acquisition opportunities in various businesses complementary to those of the Company. To date, however, other than the 1995 acquisition of U.S. Laser (see Item 7. "1995 Acquisition") no acquisition agreement has been reached.
 ---
Furthermore, there can be no assurances that the Company will enter into any acquisition agreement, nor can the Company currently predict how such an agreement would impact its results. Any material acquisition would require the Company to obtain financing. There can be no assurances that the Company will obtain such financing on terms and conditions which are reasonable or acceptable to the Company.

          Dependence on Key Personnel. The success of the Company depends to a significant degree on the efforts of the Company's executive management, especially its President and Chief Executive Officer, its Chief Financial Officer, its Chief Administrative Officer and its Senior Vice President of Sales, Marketing and Operations. The Company's operations may be adversely affected if one or more members of executive management cease to be active in the Company. The Company, however, has designed its compensation structure and employee benefit programs to encourage long-term employment of all executive officers.

     FACTORS SPECIFICALLY AFFECTING THE COMPANY'S DVD BUSINESS.  The Company
     ---------------------------------------------------------
only recently began licensing and distributing programming in the new DVD format. All of the same factors which have affected, and in the future

--------------------------------------------------------------------------------
16                                                     Image Entertainment, Inc.

could affect, the Company's core laserdisc business can also affect the Company's new DVD business. Additionally the following important factors, among others, have affected, and in the future could affect, the actual business, operating results and financial condition of the Company's new DVD business and could cause them to differ materially from those expressed or implied in any forward-looking statements made herein.

          Growth of the DVD Market. The Company currently believes that the technical complexities, high-cost and time-consuming process of DVD authoring and compression, the present non-participation of several major motion picture studios (viz., Disney, Fox, Universal and Paramount), and the large number of titles currently available on laserdisc may impede the growth and acceptance of DVD. There can be no assurances that advances in DVD technology will not reduce production time, lower cost and afford more sophisticated features than laserdisc or the current generation of DVDs, or that DVD will not enjoy the support of all of the major motion picture studios at the same, or higher level, as such major motion picture studios currently support laserdisc.

          The Company's Ability to License and Release Exclusive DVD Titles.
The Company currently expects that it will be able to utilize outside vendors to author, compress and replicate marketable DVD titles for release under its exclusive DVD license agreements. There can be no assurances that the Company's vendors will be able to continue to provide such services at the same or higher level of quality and quantity, or if the Company will be able to access or afford alternative vendors for such services. Further, there can be no assurances that the Company will be able to continue to secure license rights on terms acceptable to the Company.

          Availability of DVD Titles for Wholesale Distribution. The Company currently expects that it will be able to purchase on a wholesale basis DVD titles from all participating program suppliers for sale to the Company's laserdisc customers and participating Thomson dealers. There can be no assurances that the Company will be able to continue to purchase and distribute such programming in the event DVD program suppliers elect to sell direct, increase the number of entities distributing their programming or limit the Company's access to programming.


ITEM 2.   PROPERTIES.
          ----------

     The lease for the Company's office space (30,080 square feet) in Chatsworth, California provides for monthly rent of approximately $14,000 (subject to annual adjustment based upon increases in the consumer price index) and will expire on March 31, 2000.

     The lease for the Company's warehouse space (48,300 square feet) in Chatsworth, California provides for monthly rent of approximately $23,000 (subject to annual adjustment based upon increases in the consumer price index) and will expire on March 31, 2000.

     The Company owns approximately 17.2 acres of unimproved real property in Las Vegas, Nevada purchased for approximately $4.3 million. The Company purchased the Las Vegas, Nevada property with the intent of constructing a new automated, highly efficient warehouse and distribution facility on the back 8.4 acres and selling the front 8.8 acres. The back 8.4 acres can accommodate the planned 76,000 square foot warehouse and distribution facility, with room to expand the warehouse and distribution facility an additional 74,000 square feet. See Item 1. "Recent Developments." The Company is currently in escrow to sell
---
the 8.8 front acres.  See Item 7. "Liquidity and Capital Resources --
                      ---
Management's Action Plan -- Seek Additional Sources of Working Capital." Due to current financial constraints, the Company has deferred the commencement of construction on the warehouse and distribution facility. See Item 7. "Liquidity
                                                          ---
and Capital Resources -- Management's Action Plan -- Reduction of Fiscal 1998 Working Capital Requirements from Fiscal 1997 Levels."

     The Company's leased Chatsworth warehouse is currently operating at maximum capacity. To accommodate inventory overflow, on April 1, 1997, the Company entered into a short-term lease (ending March 31, 1998) at approximately $6,000 per month for a 11,060 square foot warehouse located nearby. The Company believes, at least

--------------------------------------------------------------------------------
Image Entertainment, Inc.                                                     17
for the near-term, that it will be able to either negotiate a renewal of the nearby warehouse lease on the same or similar terms or lease another comparable warehouse under the same or similar terms. The Company believes that the Chatsworth warehouse and the additional warehouse (or a similar additional warehouse) will provide adequate capacity to meet its needs in the foreseeable future but will not efficiently accommodate growth in the Company's business. At such time as the Las Vegas, Nevada warehouse and distribution facility is completed and operational, the Company would attempt to sublease the Chatsworth warehouse. The Company believes it can sublease the Chatsworth warehouse at a rate that will not result in a material expense to the Company; however, there can be no assurances that the Company will sublease the space or not incur a material expense in connection with subleasing the space.

     U.S. Laser leases approximately 8,000 square feet of combined office and retail space in Whippany, New Jersey. The lease provides for monthly rent of approximately $8,000 (subject to annual increases) and will expire on September 15, 2001.


ITEM 3.   LEGAL PROCEEDINGS.
          -----------------

      In the normal course of business, the Company and its subsidiary are subject to proceedings, lawsuits and other claims, including proceedings under government laws and regulations relating to employment and tax matters. While it is not possible to predict the outcome of these matters, it is the opinion of management, based on consultations with legal counsel, that the ultimate disposition of known proceedings will not have a material adverse impact on the Company's financial position, results of operations or liquidity.

      On June 18, 1997, the Company filed a complaint in the Superior Court of the State of California, County of Los Angeles (Case No. BC173084), against LEI Partners, L.P. ("LEI") and a number of related entities and individuals, which relates to a dispute concerning, among other things, LEI's payment obligations under two promissory notes. Item 8. "Note 6. Default of Notes Receivable" is incorporated herein by reference. The Company has alleged, inter alia, breach
                                                            ----- ----
of contract, intentional misrepresentation, negligent misrepresentation, conspiracy to defraud, interference with economic relationship, conspiracy to interfere with economic relationship, and conversion. The complaint seeks compensatory damages of not less than $5 million plus accrued interest, attorney's fees and punitive damages in an amount to be proven at trial. The defendants have not yet responded to the complaint. The Company cannot make a prediction regarding the outcome of the litigation.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
          ---------------------------------------------------

     None.

--------------------------------------------------------------------------------
18                                                     Image Entertainment, Inc.

THE COMPANY'S EXECUTIVE OFFICERS

     Executive officers serve at the pleasure of the Company's board of directors (the "Board"). There is no family relationship between any executive officer or director. The following information sets forth the position and age of the Company's executive officers at June 1, 1997 and their business experience for at least the prior five years:


Executive Officer            Age       Position & Background
--------------------------------------------------------------------------------

Martin W. Greenwald          55        Chairman of the Board, Chief Executive
                                       Officer and President since April 1981,
                                       and Treasurer since January 1988. Since
                                       July 1990, Mr. Greenwald has been a Board
                                       Member of the Permanent Charities
                                       Committee of the Entertainment
                                       Industries, an umbrella organization
                                       which coordinates charitable
                                       contributions from the entertainment
                                       industries. Since 1995, Mr. Greenwald has been the Chairperson of the Optical Video
                                       Disc Association (OVDA) (formerly, the
                                       Laserdisc Association of America).

Cheryl L. Lee                38        Chief Administrative Officer since April
                                       1993 and General Counsel since April
                                       1992; Vice President of Business Affairs from February 1989 to March 1992; prior thereto, Counsel, Theatrical Distribution
                                       & Acquisition, Twentieth Century Fox Film
                                       Corporation. Ms. Lee received her A.B.
                                       degree from Stanford University in 1980
                                       and her J.D. degree from New York
                                       University Law School in 1984. Ms. Lee is a member of the California Bar.

Jeff M. Framer               36        Chief Financial Officer since April 1993;
                                       Controller from September 1990 to March
                                       1993; Senior Manager, KPMG Peat Marwick
                                       LLP, from July 1989 to September 1990;
                                       and, Manager, KPMG Peat Marwick LLP, from
                                       July 1988 to June 1989. Mr. Framer
                                       received his B.S. degree in Business
                                       Administration and Accounting Theory and
                                       Practice from California State University at Northridge in 1984. Mr. Framer is a certified public accountant.

David A. Borshell            32        Senior Vice President, Sales, Marketing
                                       and Operations from December 1994; Senior
                                       Vice President, Operations, from April
                                       1993 to December 1994; Vice President,
                                       Operations, from January 1991 to March
                                       1993; Director of Operations from July
                                       1990 to December 1990; Director of Sales from November 1988 to June 1990; and,
                                       Account Executive from February 1986 to
                                       November 1988.

--------------------------------------------------------------------------------
Image Entertainment, Inc.                                                     19

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
          ---------------------------------------------------------------------

    The Company's common stock trades on The Nasdaq Stock Market under the symbol "DISK." The Company's common stock has been included on the Nasdaq National Market since February 19, 1991. The table below presents the quarterly high and low closing prices on the NASDAQ/NMS during the past two fiscal years.


     Fiscal Year Ended March 31, 1997             High            Low
     --------------------------------            -------        -------
     Quarter ended June 30, 1996                 $7.9375        $5.875
     Quarter ended September 30, 1996            $6.00          $4.75
     Quarter ended December 31, 1996             $5.125         $3.00
     Quarter ended March 31, 1997                $5.125         $3.375

     Fiscal Year Ended March 31, 1996            High           Low
     --------------------------------            -------        -------
     Quarter ended June 30, 1995                 $7.375         $6.50
     Quarter ended September 30, 1995            $6.9375        $6.375
     Quarter ended December 31, 1995             $8.875         $6.625
     Quarter ended March 31, 1996                $7.125         $6.3125

     As of June 2, 1997 there were 1,768 holders of record of the Company's common stock. The closing price on that date was $4.1875.

     The Company has never paid a cash dividend on its common stock and presently intends to retain any future earnings for business development. In addition, the Company is party to a loan agreement which imposes restrictions on its payment of dividends.

--------------------------------------------------------------------------------
20                                                     Image Entertainment, Inc.

ITEM 6.   SELECTED FINANCIAL DATA.
          -----------------------

     The selected financial data presented below was derived from the consolidated financial statements of the Company and should be read in conjunction with such financial statements, the notes thereto and the other financial information included therein.


                                                                             YEARS ENDED MARCH 31,
                                            --------------------------------------------------------------------
(In thousands, except per share data)          1997          1996             1995           1994         1993
                                            -----------    --------       -----------     ----------    --------
INCOME STATEMENT DATA:
----------------------
Net sales                                    $85,650        $95,086        $85,591        $65,578        $ 59,814
Operating costs and expenses                  83,399         86,926         77,851         60,576          74,381/***/
Operating income (loss)                        2,251          8,160          7,740          5,002         (14,567)
Interest expense                                (415)          (155)        (1,184)        (2,336)         (2,532)
Interest income                                  231            337            518            487             440
Other expense                                   (662)/*/         --             --             --              --
Amortization of deferred financing costs          --             --           (111)          (270)           (316)
Net gain on insurance settlement                  --             --            742            960              --
Income (loss) before income taxes
  and extraordinary item                       1,405          8,342          7,705          3,843         (16,975)
Income taxes                                    (433)          (743)          (175)          (104)             (1)
Income (loss) before extraordinary item          972          7,599          7,530          3,739         (16,976)
Extraordinary item, net of taxes                (127)/**/        --         (1,219)/**/      (378)/**/         --
Net income (loss)                            $   845        $ 7,599        $ 6,311        $ 3,361        $(16,976)
Income (loss) per share before
  extraordinary item (Note 4)                $   .07        $   .49        $   .51        $   .30        $  (1.44)/***/
Extraordinary item per share                    (.01)/**/        --           (.07)/**/      (.03)/**/         --
Net income (loss) per share (Note 4)         $   .06        $   .49        $   .44        $   .27        $  (1.44)/***/
Weighted average shares
  outstanding (Note 4)                        13,836         17,651         18,139         12,347          11,760


                                                                        MARCH 31,
                                            ------------------------------------------------------------------------
(In thousands)                                 1997           1996            1995          1994            1993
                                            ----------     ----------     ------------   ----------     ------------
BALANCE SHEET DATA:
-------------------
Total assets                                 $46,448        $39,406        $33,491        $42,526        $46,745
Total liabilities                             28,397         18,880         16,818         31,412         39,714
Net shareholders' equity                      18,051         20,526         16,673         11,114          7,031

_________________

* Other expense - nonrecurring charge composed primarily of legal and accounting fees associated with the termination of acquisition negotiations.

** Extraordinary item - costs associated with early retirement of debt, net of related taxes of $56,000, $34,000, and $10,000 for fiscal 1997, 1995 and
     1994, respectively.

*** Includes a nonrecurring pre-tax charge of $10,366,000 equal to $.88 per share (pre-tax), related to the Company's restructuring of its operations.

--------------------------------------------------------------------------------
Image Entertainment, Inc.                                                     21

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
          RESULTS OF OPERATIONS.
          ---------------------

     Forward-looking statements, within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, are made throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations. Such statements are based on the beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. When used in this report, the words "anticipate," "believe," "estimate," "may," "expect" and similar expressions, variations of such terms or the negative of such terms as they relate to the Company or its management are intended to identify such forward-looking statements. Such statements are based on management's current expectations and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, the Company's actual results, performance or achievements could differ materially from those expressed in, or implied by, any such forward-looking statements. For a more detailed description of risks and uncertainties that may affect forward-looking statements see Item 1. "Risk Factors."

1995 ACQUISITION

     Effective June 8, 1995, Image NewCo., Inc. ("NewCo"), a newly created wholly-owned subsidiary, acquired and assumed substantially all of the assets and liabilities, respectively, of V.T. Laser, Inc., a privately-held New Jersey based corporation doing business as "U.S. Laser Video Distributors," for a purchase price of $3.1 million in cash. NewCo's name was subsequently changed to U.S. Laser Video Distributors, Inc. ("U.S. Laser"). Effective April 1, 1997, the Company consolidated substantially all of U.S. Laser's distribution activities. U.S. Laser continues to maintain distribution control of certain smaller-volume customers, owns and operates a retail concept store "Digitainment" in Whippany, New Jersey which offers a large selection of optical disc software for sale and rental as well as "Home Theatre" hardware systems for sale, and is the publisher of LASERVIEWS, a consumer periodical focusing on product announcements, software reviews and articles of general interest to the optical disc entertainment software consumer. U.S. Laser has been in the optical disc distribution business since 1985.

     The acquisition was accounted for using the purchase method of accounting. Accordingly, the acquired assets and assumed liabilities were recorded at their fair market value on the acquisition date. The operating results of U.S. Laser are included in the accompanying consolidated statements of operations for the years ended March 31, 1997 and 1996 (from the acquisition date). The Company has classified the amount of purchase price in excess of the fair market value of the net assets acquired as goodwill. At March 31, 1997 and 1996, goodwill, net of accumulated amortization, was $173,000 and $183,000, respectively, and is included as a component of prepaid expenses and other assets in the accompanying consolidated balance sheets at March 31, 1997 and 1996.

RESULTS OF OPERATIONS

     Operating income for fiscal 1997 decreased 72.4% to $2,251,000 from $8,160,000 for fiscal 1996. Operating income for fiscal 1996 increased 5.4% from $7,740,000 for fiscal 1995. Inclusive of the nonrecurring charges and charges relating to doubtful accounts receivable and slow-moving laserdisc inventory described below, net income for fiscal 1997 decreased 88.9% to $845,000, or $.06 per share, from $7,599,000, or $.49 per share, for fiscal 1996. Net income for fiscal 1996 increased 20.4% from $6,311,000, or $.44 per share, for fiscal 1995.

     Earnings before interest, income taxes, depreciation and amortization ("EBITDA") for fiscal 1997 decreased 65.0% to $3,291,000 (excluding a write-off of acquisition expenses of $662,000) from $9,393,000 for fiscal 1996. EBITDA for fiscal 1996 increased 4.7% from $8,971,000 (excluding a net gain on a insurance settlement of $742,000) for fiscal 1995.

     During fiscal 1997, the Company recorded nonrecurring charges totaling $585,000, net of taxes, or $.04 per share, relating to the write-off of acquisition expenses and costs associated with the early retirement of debt in the accompanying consolidated statement of operations. Also during fiscal 1997, the Company significantly increased its

--------------------------------------------------------------------------------
22                                                     Image Entertainment, Inc.

provision for doubtful accounts for the August 1996 Chapter 11 bankruptcy filing of Camelot Music, the February 1997 suspension by Musicland of $2.7 million in payments owing to the Company, and the overall distressed condition of the retail entertainment software market. See Item 7. "Summary and Outlook --
                                       ---
Distressed Condition of the Retail Entertainment Software Market." The provision for doubtful accounts, net of taxes, was $1,345,000, or $.10 per share, for fiscal 1997 versus $95,000 and $77,000, or $.01 and $.00 per share, for fiscal 1996 and 1995, respectively, and is included in general and administrative expenses in the accompanying consolidated statements of operations. Further, the Company increased its provision for slow-moving laserdisc inventory to $1,358,000, net of taxes, or $.10 per share, for fiscal 1997 versus $232,000 and $283,000, or $.01 and $.02 per share, for fiscal 1996 and 1995, respectively, in response to the continued uncertainty in the laserdisc market caused by the pending introduction of DVD as well as the distressed condition of the retail entertainment software market. These charges are included in cost of optical disc sales in the accompanying consolidated statements of operations.

FISCAL YEAR ENDED MARCH 31, 1997 COMPARED TO FISCAL YEAR ENDED MARCH 31, 1996

     Net sales for fiscal 1997 decreased 9.9% to $85,650,000 from $95,086,000 for fiscal 1996. For fiscal 1997, the Company experienced weaker net sales of catalogue titles (previously released laserdisc titles) and, to a lesser extent, weaker net sales of new releases compared to fiscal 1996. Management believes this to be primarily a result of the distressed condition of the retail entertainment software market and uncertainty in the laserdisc market place caused by the introduction of the DVD format.

     Specifically, management believes that the financial difficulties experienced by several of the Company's largest customers have negatively impacted the volume and breadth of their purchases of new release and catalogue laserdisc titles from the Company. See Item 7. "Summary and Outlook --
                                    ---
Distressed Condition of the Retail Entertainment Software Market."

     Management also believes that laserdisc retailer and consumer speculation, anticipation and uncertainty preceding the launch of the DVD format has adversely impacted laserdisc hardware sales which management believes directly impacts the Company's sales of catalogue titles. See Item 1. "Laserdisc
                                                  ---
Basics," "The New Digital Video Disc (DVD) Format -- The Introduction of DVD," "-- The Impact of DVD on the Company's Laserdisc Business" and "-- DVD as a Source of Competition for Laserdisc." See also Item 7. "Summary and Outlook --
                                       --- ----
DVD Outlook." The Company's net sales of DVD titles, all on a nonexclusive basis, from DVD's March 24, 1997 introduction date through the fiscal year ended March 31, 1997 totaled $742,000. See Item 1. "The New Digital Video Disc (DVD)
                                  ---
Format -- The Company's Market Strategy" and "-- The Company's DVD Agreements and Arrangements."

     In the future, the Company expects that net sales will continue to be affected by the popularity of new laserdisc and DVD releases, the level of laserdisc and DVD hardware sales, the extent of the Company's distribution of the DVD format, DVD's market penetration, the financial condition of the retail entertainment software market and the prevailing economic environment.

     Cost of optical disc sales (laserdiscs and DVDs collectively) for fiscal 1997 decreased to $68,427,000 from $74,387,000 for fiscal 1996. As a percentage of net sales, cost of optical disc sales for fiscal 1997 increased to 79.9% from 78.2% for fiscal 1996. The fiscal 1997 increase in cost of optical disc sales as a percentage of net sales is primarily attributable to an increased provision for slow-moving laserdisc inventory and a shift in sales mix toward lower-margin nonexclusive wholesale distribution product. The Company increased its provision for slow-moving laserdisc inventory to $1,964,000 in fiscal 1997 versus $254,000 in fiscal 1996. The increase in cost of optical disc sales, as a percentage of net sales, for fiscal 1997 was offset, in part, by manufacturing cost savings, realized on laserdiscs manufactured in Japan, resulting from the comparative strength of the U.S. Dollar against the Japanese Yen. In the future, the strength of the U.S. Dollar versus the Japanese Yen will continue to affect the Company's cost of optical disc sales as a percentage of net sales.

--------------------------------------------------------------------------------
Image Entertainment, Inc.                                                     23

     The sales mix of higher-margin exclusive product and lower-margin nonexclusive product and the margins within each category vary with the availability and popularity of titles and the Company's marketing emphasis. Lower-margin nonexclusive product sales, including lower-margin U.S. Laser sales (U.S. Laser has substantially lower margins because it is solely a nonexclusive distributor), accounted for 22.3% of net sales in fiscal 1997 compared to 18.8% of net sales in fiscal 1996. Beginning with the June 1996 quarter, one of the Company's largest exclusive product customers began buying substantially all of their nonexclusive laserdisc product from the Company, contributing to the percentage increase in nonexclusive product sales.

     Selling expenses increased 4.9% to $4,752,000 for fiscal 1997 from $4,531,000 for fiscal 1996. As a percentage of net sales, selling expenses for fiscal 1997 increased to 5.5% from 4.8% for fiscal 1996. This increase resulted primarily from increased trade and media advertising of exclusive titles. The increase in selling expenses for fiscal 1997 was offset, in part, by reduced selling expenses for U.S. Laser for the twelve months of fiscal 1997 versus the ten months in fiscal 1996. The Company expects to increase promotional expenses in fiscal 1998 versus 1997 relating to the promotion of the laserdisc and DVD formats.

     General and administrative expenses for fiscal 1997 increased 38.7% to $7,108,000 from $5,124,000 for fiscal 1996. As a percentage of net sales, general and administrative expenses increased to 8.3% for fiscal 1997 from 5.4% for fiscal 1996. This increase resulted primarily from a significant increase in the provision for doubtful accounts. The provision for doubtful accounts was $1,946,000 for fiscal 1997 versus $104,000 for fiscal 1996. Additionally, contributing to increased general and administrative expenses for fiscal 1997 were a full twelve months of U.S. Laser's general and administrative expenses in fiscal 1997 versus ten months in fiscal 1996, expenses related to U.S. Laser's new retail concept store "Digitainment," which opened in October 1996 and higher insurance costs for increased coverage, all of which were offset, in part, by significantly reduced performance-based executive bonuses. See Item 7. "Summary
                                                            ---
and Outlook -- Distressed Condition of the Retail Entertainment Software
Market."

     Amortization of production costs for fiscal 1997 increased 7.9% to $3,112,000 from $2,884,000 for fiscal 1996. As a percentage of net sales, amortization of production costs for fiscal 1997 increased to 3.6% from 3.0% for fiscal 1996. The increase results from more exclusive titles being placed into production and the higher overhead in the Company's creative services and production departments necessary to produce the higher volume of exclusive titles. The Company expects amortization of production costs to continue to be a function of the timing and number of exclusive titles placed into production.

     Interest expense for fiscal 1997 increased 167.7% to $415,000 from $155,000 for fiscal 1996 due to higher average borrowings outstanding during fiscal 1997. Interest income for fiscal 1997 decreased 31.4% to $231,000 from $337,000 for fiscal 1996 due to lower average cash balances during fiscal 1997. The Company used available cash and borrowings under its revolving credit facility to purchase 17.2 acres of unimproved property in Las Vegas, Nevada, pay advance royalties and certain inventory purchase and license fee obligations under new exclusive laserdisc output license and distribution agreements, and repurchase common stock under the Company's stock repurchase program.

     Other expense consists of a nonrecurring charge of $662,000 composed primarily of legal and accounting fees relating to a proposed acquisition of Essex Entertainment, Inc., a privately-held independent music company headquartered in New Jersey. Negotiations to acquire Essex Entertainment, Inc. terminated in December 1996. See Item 8. "Note 12. Other Items - Statements of
                              ---
Operations."

     During fiscal 1997, the Company recorded an extraordinary charge of $127,000, net of related taxes of $56,000, associated with the early retirement of debt. The Company refinanced its $15 million revolving credit and term loan facility with Foothill Capital Corporation with a $20 million revolving credit facility from Union Bank. The charge related to a prepayment penalty and amortization of deferred financing costs which were accelerated as a result of the early retirement ($40,000 represents noncash charges).

--------------------------------------------------------------------------------
24                                                     Image Entertainment, Inc.

     The effective income tax rate for fiscal 1997 was approximately 30.9% versus approximately 8.9% for fiscal 1996. Net operating loss carryforwards for Federal and state tax purposes were utilized to offset taxable income for fiscal 1996. The net operating loss carryforward for state tax purposes was fully utilized during fiscal 1996 and the net operating loss carryforward for Federal tax purposes was fully utilized in fiscal 1997, leading to a higher effective income tax rate for Federal and state tax purposes for fiscal 1997.

FISCAL YEAR ENDED MARCH 31, 1996 COMPARED TO FISCAL YEAR ENDED MARCH 31, 1995

     Net sales for fiscal 1996 increased 11.1% to $95,086,000 from $85,591,000 for fiscal 1995. This increase resulted from the acquisition of U.S. Laser.
Net sales for fiscal 1996, exclusive of U.S. Laser's net sales, decreased 1.2% to $84,539,000 from $85,591,000 for fiscal 1995. Both fiscal 1996 and 1995 had strong release schedules. The Company's net sales of catalogue titles in the fourth quarter of fiscal 1996 were not as strong as the fourth quarter of fiscal 1995 due primarily to the distressed condition of the retail environment experienced by the chain music/video stores, and may have also been affected by other factors such as the uncertainty in the market place about the pending introduction of DVD hardware and software.

     Cost of optical disc sales for fiscal 1996 increased to $74,387,000 from $66,773,000 for fiscal 1995. As a percentage of net sales, cost of optical disc sales for fiscal 1996 increased to 78.2% from 78.0% for fiscal 1995. The increase in cost of optical disc sales as a percentage of net sales is due primarily to the acquisition of U.S. Laser (U.S. Laser has substantially lower margins as a nonexclusive distributor), offset in part by the impact of salvage inventory sales explained below. The sales mix of higher-margin exclusive product and lower-margin nonexclusive product and the margins within each category vary with the availability and popularity of titles and the Company's marketing emphasis. Lower-margin nonexclusive product sales, including lower-margin U.S. Laser sales, accounted for 18.8% of net sales for fiscal 1996. Lower-margin nonexclusive product sales accounted for 9.5% of net sales for fiscal 1995. Cost of optical disc sales as a percentage of net sales for fiscal 1996, exclusive of U.S. Laser's net sales and cost of optical disc sales, decreased to 77.5% from 78.0% for fiscal 1995. During fiscal 1996 and 1995, sales of salvaged inventory, retained as part of a June 1994 insurance settlement relating to the January 17, 1994 Northridge earthquake, decreased the cost of optical disc sales as a percentage of net sales (exclusive of U.S. Laser's net sales) to 77.5% from 78.0% for fiscal 1996 and to 78.0% from 79.0% for fiscal 1995.

     Selling expenses increased 13.2% to $4,531,000 for fiscal 1996 from $4,002,000 for fiscal 1995. As a percentage of net sales, selling expenses for fiscal 1996 increased to 4.8% from 4.7% for fiscal 1995. The increase, as a percentage of net sales, resulted from the acquisition of U.S. Laser, which has higher selling expenses as a percentage of net sales. Selling expenses for fiscal 1996, exclusive of U.S. Laser's selling expenses, decreased 2.0% to $3,923,000 from $4,002,000 for fiscal 1995 and, as a percentage of net sales, decreased to 4.6% for fiscal 1996 from 4.7% for fiscal 1995. The decrease as a percentage of net sales was due primarily to a reduction in trade advertising and the lower expense for market development funds provided to customers for advertising, offset almost entirely by increased sales promotions which principally included bundling laserdisc software with laserdisc players.

     General and administrative expenses for fiscal 1996 increased 27.3% to $5,124,000 from $4,026,000 for fiscal 1995. As a percentage of net sales, general and administrative expenses increased to 5.4% for fiscal 1996 from 4.7% for fiscal 1995. This increase resulted primarily from the inclusion of U.S. Laser's general and administrative expenses, higher professional fees including investment banking, legal and accounting services, higher personnel and fringe benefit costs and higher insurance premium costs. General and administrative expenses for fiscal 1996, exclusive of U.S. Laser's general and administrative expenses, increased 5.0% to $4,229,000 from $4,026,000 for fiscal 1995 and, as a percentage of net sales, increased to 5.0% for fiscal 1996 from 4.7% for fiscal 1995.

     Amortization of production costs for fiscal 1996 decreased 5.4% to $2,884,000 from $3,050,000 for fiscal 1995. As a percentage of net sales, amortization of production costs for fiscal 1996 decreased to 3.0% from 3.6% for fiscal 1995. The decrease as a percentage of net sales is principally attributable to the inclusion of U.S. Laser's net sales in fiscal 1996 and partially attributable to cost savings realized from the Company's digital pre-press equipment

--------------------------------------------------------------------------------
Image Entertainment, Inc.                                                     25
installed in January 1995. As a nonexclusive distributor, U.S. Laser does not incur production costs. Amortization of production costs as a percentage of net sales for fiscal 1996, exclusive of U.S. Laser's net sales, decreased to 3.4% from 3.6% for fiscal 1995.

     Interest expense for fiscal 1996 decreased 88.0% to $155,000 from $1,295,000 for fiscal 1995 (for comparative purposes, fiscal 1995 includes both interest expense and amortization of deferred financing costs). Improved cash flow from operations and a November 1994 refinancing of senior notes with a revolving credit facility resulted in substantially lower borrowings outstanding during fiscal 1996.

     Interest income for fiscal 1996 decreased 34.9% to $337,000 from $518,000 for fiscal 1995 due to lower cash balances in fiscal 1996. The utilization of cash for the acquisition of U.S. Laser and the repurchase of common stock under the Company's stock repurchase program accounted for the decrease in interest bearing funds.

     Net gain on insurance settlement for fiscal 1995 of $742,000 resulted from the March 1995 receipt of an insurance settlement from the Company's claim of business interruption losses sustained in the January 17, 1994 Northridge earthquake.

     Income taxes for fiscal 1996 were approximately 8.9% of income before income taxes and extraordinary item, substantially higher than the 2.3% effective tax rate for fiscal 1995. Net operating loss carryforwards for Federal and state tax purposes were utilized to offset taxable income for the three years ended March 31, 1996. However, for fiscal 1996, the net operating loss carryforward for state tax purposes was fully utilized during the second quarter of fiscal 1996, leading to a higher effective income tax rate for state purposes for the full fiscal year.

     Extraordinary item - costs of $1,219,000 associated with early retirement of debt, net of related taxes of $34,000 for fiscal 1995, resulted from a July 1994 prepayment and a November 1994 refinancing and is composed of prepayment penalties and amortization of deferred financing costs and discount of debt issuance, accelerated as a result of the early retirement ($759,000 of the extraordinary charge represents noncash charges).

ACCOUNTING POLICIES

     The Company's earnings are significantly affected by accounting policies required for the entertainment industry. The costs to produce licensed optical disc programming (the "Production Costs") are capitalized as incurred. Pursuant to the income forecast method, as discussed in Financial Accounting Standards Board Statement No. 53, a percentage of the Production Costs is charged to expense each month based upon (i) a projected revenue stream resulting from distribution of new and previously released optical disc programming related to the Production Costs and (ii) management's estimate of the ultimate net realizable value of the Production Costs. Production Costs include the cost of converting film prints or tapes into the optical disc format, jacket artwork costs and the overhead of the Company's creative services/computer graphics and production departments. Estimates of future revenues are reviewed periodically and amortization of Production Costs is adjusted accordingly. If estimated future revenues are not sufficient to recover the unamortized balance of Production Costs, such costs are reduced to estimated net realizable value.

     Royalty and distribution fee advances represent fixed minimum payments made to licensors for optical disc programming distribution rights. A licensor's share of program distribution revenues is retained by the Company until the share equals the advance(s) paid to the licensor. Thereafter, any excess is paid to the licensor. In the event of an excess, the Company records, as a cost of optical disc sales, an amount equal to the licensor's share of the net distribution revenues. Royalty and distribution fee advances are charged to operations as revenues are earned, and are stated at the lower of unamortized cost or estimated net realizable value on an individual-title or license-agreement basis.

--------------------------------------------------------------------------------
26                                                     Image Entertainment, Inc.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In February 1997, Statement of Financial Accounting Standards No. 128 ("SFAS No. 128") "Earnings Per Share" was issued. SFAS No. 128 supercedes Accounting Principles Board Opinion No. 15, "Earnings Per Share" and specifies the computation, presentation, and disclosure requirements for earnings per share ("EPS") for entities with publicly held common stock. SFAS No. 128 was issued to simplify the computation of EPS and to make the U.S. standard more compatible with the EPS standards of other countries and that of the International Accounting Standards Committee. SFAS No. 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997. Earlier application is not permitted. The Company will adopt SFAS No. 128 in its quarter ending December 31, 1997.

INFLATION

     Management believes that inflation is not a material factor in the operation of the Company's business at this time.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital requirements vary primarily with the level of its licensing, production and distribution activities. The principal recurring uses of working capital in operations are for program licensing costs (i.e., royalty payments, including advances, to program suppliers), distribution fee advances, manufacturing and production costs, costs of acquiring finished product for wholesale distribution and selling, general and administrative expenses. Working capital has historically been provided by cash flows from operations, private sales of common stock, notes representing long-term debt and bank borrowings. For the fiscal year ended March 31, 1997, operating activities used cash and cash equivalents of $2,571,000, investing activities, consisting of capital expenditures, used cash and cash equivalents of $6,234,000 and financing activities, consisting primarily of bank borrowings, net of stock repurchases, provided cash and cash equivalents of $5,229,000, resulting in a net decrease in cash and cash equivalents of $3,576,000. Certain significant uses of working capital during fiscal 1997 are discussed below:

     SIGNIFICANT USES OF WORKING CAPITAL DURING FISCAL 1997.
     ------------------------------------------------------

          Stock Repurchase Plan. In January 1995, the Company's Board of Directors authorized the repurchase of 1 million shares of the Company's common stock. In June 1996 and January 1997, the Board approved increases of 500,000 and 1 million shares, respectively, (collectively increasing the authorized total to 2.5 million shares) to its existing stock repurchase plan. During the year ended March 31, 1997, the Company purchased 757,700 shares of its common stock for $3,529,000 (the last stock repurchase occurred in January 1997). From January 1995 through March 31, 1997, the Company purchased 1,665,800 shares of its common stock for $9,785,000.

          Nevada Land Purchase. In November 1996 and January 1997, the Company purchased, in total, approximately 17.2 acres of unimproved real property adjacent to McCarran International Airport in Las Vegas, Nevada for $4 million in cash and a $285,000 note payable. The property was subdivided with the intent of selling the front 8.8 acres and building an approximately 76,000 square foot automated warehouse and distribution facility on the back 8.4 acres.

See Item 2.  Properties.
---

          Payments under Exclusive License and Distribution Agreements. During fiscal 1997, the Company made payments totaling $14.9 million for royalty and distribution advances and contractual inventory purchases under existing and new exclusive license and distribution agreements. A significant portion of these payments related to new exclusive license and distribution agreements executed in fiscal 1997 which were deemed important by management to solidify the Company's position as the market leader in the distribution of laserdisc software. The most significant of these new agreements are discussed below:

--------------------------------------------------------------------------------
Image Entertainment, Inc.                                                     27

     . In May 1996, the Company entered into an exclusive laserdisc output license and distribution agreement pursuant to which the Company acquired the right to replicate, market and distribute MGM programming on laserdisc in the United States and Canada through the year 2001. During fiscal 1997, the Company made a royalty advance payment as well as other contractually obligated payments to purchase MGM's then-existing laserdisc inventory and license the use of MGM's laserdisc masters and art elements relating to catalogue titles for the term of the agreement and is committed to pay additional scheduled advance royalties and installments of the inventory purchase over time.

     . In December 1996, the Company entered into an exclusive laserdisc output license and distribution agreement pursuant to which the Company acquired the right to replicate, market and distribute PolyGram programming on laserdisc in the United States and Canada through the year 2002. During fiscal 1997, the Company paid an advance royalty and is committed to pay additional scheduled advance royalties over time.

At March 31, 1997, the Company had future license obligations for royalty advances, minimum guarantees and other fees of $3.5 million due during fiscal 1998, $7.4 million due during fiscal 1999 and $6 million due during fiscal 2000. These advances and guarantees are recoupable against royalties earned by the licensors and program suppliers, respectively. Depending upon the competition for license and exclusive distribution rights, the Company may have to pay increased advances, guarantees and/or royalty rates in order to acquire or retain such rights in the future.

          Acquisition Expenses. The Company spent $662,000 in legal and accounting fees in the due diligence of and acquisition negotiations for Essex Entertainment, Inc., a privately-held independent music company headquartered in New Jersey. Negotiations to acquire Essex Entertainment, Inc. terminated in December 1996. See Item 8. "Note 12. Other Items --Statements of Operations."
                ---

     THE COMPANY'S LIQUIDITY POSITION AT MARCH 31, 1997 AND MANAGEMENT'S
     -------------------------------------------------------------------
ASSESSMENT OF THE COMPANY'S LIQUIDITY POSITION IN FISCAL 1998.
-----------------------------------------------------------------------

     At March 31, 1996, the Company had cash and cash equivalents of $4,666,000, no borrowings outstanding and available borrowings of $8,970,000, net of amounts utilized for outstanding letters of credit (under its then-existing credit facility). At March 31, 1997, the Company had cash and cash equivalents of $1,090,000, outstanding borrowings of $8,709,000 and available borrowings of $1,300,000, net of amounts utilized for outstanding letters of credit (under its revolving credit facility and excluding construction and equipment lending facilities). At June 23, 1997, the Company had cash and cash equivalents of $594,000, outstanding borrowings of $5,521,000 and available borrowings of $296,000, net of amounts utilized for outstanding letters of credit (under its revolving credit facility and excluding construction and equipment lending facilities). During fiscal 1997, the Company's cash position declined and borrowings increased because cash flow from operations was insufficient to fund the Company's working capital needs which included operating cash requirements as well as the licensing and capital investment activities discussed above.

     Certain significant recent developments have caused management to grow concerned that the Company's current sources of working capital may be insufficient to fund working capital requirements in fiscal 1998 unless certain discretionary licensing and capital investment programs are curtailed and additional sources of working capital are secured. These significant recent developments are discussed as follows:

          Suspension of Payments by Musicland and Camelot Music's Chapter 11 Bankruptcy Filing. On February 6, 1997, Musicland, the Company's largest customer, informed the Company that it was suspending, indefinitely, payment on all outstanding amounts owing to its trade vendors, which includes the Company and several major entertainment companies. At March 31, 1997, the total accounts receivable from Musicland subject to the suspension was approximately $2.7 million. The Company continues to ship product to Musicland on seven-day payment terms for new product shipments. At May 31, 1997, the suspended Musicland receivable of $2.7 million had

--------------------------------------------------------------------------------
28                                                     Image Entertainment, Inc.

aged past Union Bank's borrowing eligibility requirement and, accordingly, the Company's available borrowings under its revolving line of credit with Union Bank were reduced by approximately $2.2 million.

In addition, the Company's inability to collect its accounts receivable of approximately $386,000 due from Camelot Music, which filed for Chapter 11 bankruptcy in August 1996, has also contributed to the reduction of the Company's borrowing eligibility under its revolving line of credit with Union Bank.

          Cancellation of Escrow to Sell a Portion of the Nevada Land. Two successive escrows to sell 8.9 acres of the Company's 17.2 acre Las Vegas, Nevada property to end-users were canceled in March and April 1997, respectively, due to inability of one buyer to obtain acceptable financing and the ultimate determination of the other buyer that the property site was not feasible for its specific needs. A third escrow, which remains subject to material contingencies, is pending. See the subsection below entitled
                                     ---
"Management's Action Plan -- Seek Additional Sources of Working Capital."

          Introduction of DVD. Management believes fiscal 1997 laserdisc sales were negatively impacted by laserdisc retailer and consumer speculation, anticipation and uncertainty preceding the launch of the DVD format. See Item 1.
                                                                     ---
"Laserdisc Basics," "The New Digital Video Disc (DVD) Format -- The Introduction of DVD," "-- The Impact of DVD on the Company's Laserdisc Business" and "-- DVD as a Source of Competition for Laserdisc." See also Item 7. "Results of
                                            --- ----
Operations" and "Summary and Outlook -- DVD Outlook."

     MANAGEMENT'S ACTION PLAN.
     ------------------------

     In response to the aforementioned significant recent developments and the related concerns which these events raise regarding the Company's liquidity during fiscal 1998, management has developed a fiscal 1998 action plan ("Action Plan"). The Action Plan principally involves (a) reducing fiscal 1998 working capital requirements from fiscal 1997 levels by reducing or suspending certain discretionary expenditures such as suspending the Company's stock buy-back program, deferring the commencement of construction of a warehouse and distribution facility in Las Vegas, Nevada, reducing up-front payments on potential new license and distribution agreements and increasing levels of trade vendor support and (b) seeking additional working capital through sources such as monetizing a portion of the delinquent Musicland and Camelot receivables, selling a portion of the Company's land in Las Vegas, Nevada and debt and/or equity financing. These two primary aspects of management's Action Plan are discussed in greater detail as follows:

          REDUCTION OF FISCAL 1998 WORKING CAPITAL REQUIREMENTS FROM FISCAL 1997 LEVELS.

          Stock Repurchase Plan. The Company has suspended the repurchase of its common stock under its stock repurchase plan until such time as the Company's projected short-term and long-term operating cash flow improves and then-current market conditions and other factors may allow.

          Construction of Nevada Warehouse and Distribution Facility. The Company has deferred the commencement of construction of a warehouse and distribution facility in Las Vegas, Nevada until the projected short-term and long-term operating cash flow improves. There are financial covenants within the construction and distribution equipment lease financing agreements which, if violated, may restrict the Company's ability to borrow on these facilities in the future.

          Potential New Exclusive License and Distribution Agreements. The Company will reduce or eliminate, when possible, up-front payment of advance royalties, distribution fees and contractual inventory purchases in connection with potential new exclusive license and distribution agreements.

          Obligations to Licensors, Product Suppliers and Other Vendors. The Company continues to work with its licensors, product suppliers and other vendors to restructure payment of obligations so as to better

--------------------------------------------------------------------------------
Image Entertainment, Inc.                                                     29
match the Company's expected cash inflow. To date, the Company has received certain restructured payment terms, however, there can be no assurance that the Company's licensors, product suppliers and other vendors will continue to restructure the Company's payment obligations.

          Future Acquisition Activity. While the Company continues to seek investment opportunities in growth oriented companies which would be complementary to the Company's existing operations, the Company will proceed only if acquisition financing is secured, and the historical and projected cash flow of the target, in the judgement of management, provides sufficient coverage relative to any acquisition debt. Potential investment opportunities may include companies engaged in the business of proprietary content production or software distribution.

          SEEK ADDITIONAL SOURCES OF WORKING CAPITAL.

          Monetizing the Musicland and Camelot Delinquent Accounts Receivable. Musicland issued a press release in June 1997 which announced it has completed agreements with its senior credit lenders to provide a new $50 million term loan and to amend its revolving credit facility to provide long-term covenant relief. Musicland also announced it amended other financing arrangements and received certain lien waivers. With the aforementioned financing and trade vendor support in the form of normal credit terms, the Company believes that Musicland may begin to repay the suspended accounts receivable over time. The Company believes there are numerous uncertainties affecting Musicland's ultimate success in repaying the entire amount of the suspended amounts due to the Company. Accordingly, the Company is attempting to assign the Company's interest in the receivable to, or allow participation in the receivable with, a third-party investor at a discount to its face value. There can be no assurance that an acceptable agreement can be reached.

The Company is attempting to assign its interest in its receivable from Camelot Music, currently in Chapter 11 bankruptcy reorganization, to a third party investor at a significant discount to its face value. There can be no assurance that an acceptable agreement can be reached.

          Escrow to Sell Approximately 8.8 acres of Nevada Land. On June 2, 1997, the Company entered into escrow to sell approximately 8.8 net usable acres of unimproved real property adjacent to the Company's proposed warehouse and distribution facility construction site in Las Vegas, Nevada to a developer (the "Buyer") for approximately $2.6 million, net of brokerage commissions. The escrow period is 90 days with two potential 30-day extensions at the option of the Buyer. The close of escrow and the ultimate sale of the property is subject to a pre-closing 30-day feasibility period, Buyer's approval from Clark County of the proposed development of the parcel and Buyer's ability to obtain acceptable financing. There can be no assurance that escrow will close.

          Debt and/or Equity Financing. The Company is currently exploring opportunities for debt and/or equity financing to finance laserdisc and DVD rights acquisitions and to stabilize the Company's liquidity. There can be no assurance that the Company will obtain such financing.

          DVD Distribution. The Company is striving to enter into more exclusive DVD programming license agreements to grow revenues and increase cash flow. While DVD is in its infancy, the Company has licensed certain DVD programming for exclusive distribution and is also distributing certain DVD programming on a nonexclusive basis. See Item 1. "The New Digital Video Disc
                                      ---
(DVD) Format -- The Company's Market Strategy" and "-- The Company's DVD Agreements and Arrangements." Management believes the Company is well positioned to add exclusive DVD distribution licenses in the future. See Item
                                                                      ---
7. "Summary and Outlook -- DVD Outlook."

     CONCLUSION REGARDING FISCAL 1998 LIQUIDITY.
     ------------------------------------------

     Management believes that the Company, through successful implementation of sufficient elements of its Action Plan, will be able to meet its projected cash requirements for fiscal 1998. See Item 7. "Summary and Outlook" for discussion of the Company's long-term liquidity prospects.

--------------------------------------------------------------------------------
30                                                     Image Entertainment, Inc.

     BANKING ACTIVITIES.
     ------------------

          Revolving Credit Facility. In December 1996, the Company entered into a Loan Agreement (the "Agreement") with Union Bank. The Agreement provides for revolving advances and the issuance of standby letters of credit under a two-year, $20 million revolving credit facility. Borrowings under the Agreement are at the bank's prime rate plus .25% (8.75% at March 31, 1997). The Agreement provides the Company the option of borrowing for fixed periods at the London Interbank Offered Rate ("LIBOR") plus 2.5% (7.94% at March 31, 1997).

Borrowings under the Agreement are secured by substantially all of the Company's assets located in California and New Jersey. Funds available for borrowing may not exceed the borrowing base specified in the Agreement. At March 31, 1997, $8,709,000 was outstanding under the Agreement, of which $7 million was borrowed under a one-month LIBOR option and $1.3 million, net of amounts utilized for outstanding letters of credit, was available for borrowing. The Agreement requires the Company to comply with certain financial and operational covenants. At March 31, 1997, the Company was in compliance with financial and operating covenants or has received waivers of noncompliance from Union Bank. The Agreement requires that compliance with defined covenants be measured at each quarter-end. At June 30, and September 30, 1997, management believes that the Company may violate a covenant requirement that net income be maintained at $500,000 measured on a two-quarter consecutive average ("Net Income Covenant") as well as a covenant which requires the Company to maintain minimum tangible net worth of $18 million ("Tangible Net Worth Covenant"). Management believes that Union Bank will grant waivers of noncompliance for such technical defaults, similar to the waivers which the Company received at March 31, 1997. Management believes that, based on the Company's expectation of seasonally stronger third and fourth fiscal quarters, the Company will be in compliance with the Net Income Covenant and Tangible Net Worth Covenant for the last two quarters of fiscal 1998. Should the Company fall into technical noncompliance with the Net Income Covenant or Tangible Net Worth Covenant during the third and fourth quarters, management believes that Union Bank will grant waivers of noncompliance at that time.

Concurrent with the signing of the Agreement with Union Bank, the Company terminated its three-year $15 million Loan and Security Agreement with Foothill Capital Corporation which was due to expire on November 15, 1997. See Item 8.
                                                                   ---
"Note 9.  Revolving Credit Facility."

At March 31, 1997, the Company had $2.5 million of outstanding letters of credit issued by Union Bank which expire on November 15, 1997. These letters of credit secure balances due to program suppliers.

          Construction Credit Facility. In March 1997, the Company entered into a Business Loan Agreement (the "Loan Agreement") with Bank of America National Trust and Savings Association in Nevada. The Loan Agreement provides for a construction line of credit (the "Construction Line") through January 31, 1998. The maximum available under the line ( the "Maximum Commitment") is $3,434,000 which shall be reduced quarterly beginning December 31, 1997 by $43,000. The Construction Line converts to a revolving line of credit (the "Revolving Line") on January 31, 1998. Under the Revolving Line, the Company may repay and reborrow principal amounts provided the Revolving Line does not exceed the Maximum Commitment. The Revolving Line is available from February 1, 1998 through its maturity date of January 31, 2008.

Borrowings under the Loan Agreement are secured by a deed of trust on the approximate 8.4 acres of land in Las Vegas, Nevada on which the Company intends to construct a new warehouse and distribution facility as well as any of the Company's assets located in Nevada, excluding inventory held for sale. Interest under the Construction Line and the Revolving Line is at the bank's prime rate plus 1.25% (9.75% at March 31, 1997). The Loan Agreement provides the Company the option, under the Revolving Line, of borrowing for fixed periods of time at LIBOR plus either 2.25% or 2.65% depending on level of the Company's debt service coverage ratio, as defined. At March 31, 1997, there were no borrowings outstanding under the Loan Agreement. The Loan Agreement requires the Company to comply with certain quarterly financial and operational covenants which were met as of March 31, 1997. There are financial covenants within the Loan Agreement which, if violated, may restrict the Company's ability to borrow on this facility in the future.

--------------------------------------------------------------------------------
Image Entertainment, Inc.                                                     31

          Warehouse and Distribution Equipment Lease Facility. In March 1997, the Company entered into a Lease Intended As Security Agreement (the "Lease") with BankAmerica Leasing & Capital Corporation. The Lease provides the Company the ability to lease a substantial portion of the warehouse and distribution system equipment to be constructed and utilized in the Company's proposed warehouse and distribution facility in Las Vegas, Nevada. The maximum amount available under the Lease is $2.5 million. The aggregate amount of installation, transportation, any applicable taxes, any software costs or licensing fees with respect to the aggregate borrowings under the lease may not exceed 20%. The Lease provides for advances for the purchase of equipment prior to its delivery date (the "Advance Rent Period") which cannot extend past January 31, 1998. Subsequent to the delivery and installation of the equipment and on the date the equipment is accepted by the Company (the "Base Date"), the base rent period ("Base Rent Period") begins.

During the Advance Rent Period, the advances bear interest at the three-month LIBOR plus 2.5% per annum. During the Base Rent Period, the outstanding borrowings on each equipment schedule will be amortized over 24 consecutive quarterly installments, down to a $1 purchase option, with the first such installment due one quarter after the Base Date. The variable implicit interest for each leased unit is the three-month LIBOR plus 2.719%. Under the Lease, during the Base Rent Period, the Company may convert to a fixed implicit interest rate. The fixed implicit interest rate will be the bond-equivalent yield per annum for U.S. Treasury obligations with a maturity most closely matching to the nearest month of the remaining average life of each equipment schedule plus a spread of 3.137%.

Borrowings under the Lease are secured by the underlying equipment leased. The Lease contains certain quarterly financial and operating covenants which were met as of March 31, 1997. There are financial covenants within the Lease which, if violated, may restrict the Company's ability to borrow on this facility in the future. The Lease also contains early termination charges and a $1.5 million minimum utilization requirement. At March 31, 1997, there were no borrowings under the Lease.

          Land Financing. In January 1997, the Company purchased .7 acres of unimproved real property adjacent to the 16.5 acre real property purchased in November 1996 for $331,000. The purchase price of the .7 acres consisted of cash and a $285,000 note. The note bears interest at 9% per annum, requires quarterly principal and interest payments, is secured by a trust deed on the underlying property and matures on January 30, 1998.

SUMMARY AND OUTLOOK

     As discussed in Item 7. "Liquidity and Capital Resources -- The Company's Liquidity Position at March 31, 1997 and Management's Assessment of the Company's Liquidity Position in Fiscal 1998," the Company is currently seeking to resolve short-term liquidity constraints during fiscal 1998. The Company's longer-term operating cash flow and liquidity will be dependent on the viability of the laserdisc market place, the ultimate success of DVD, the Company's role in the distribution of DVD, the success of the LD/DVD/CD combination player and management's belief of its positive affect on catalogue laserdisc sales and the overall strengthening of the retail entertainment software market. See Item 1.
                                                                   ---
"The New Digital Video Disc (DVD) Format."

     DISTRESSED CONDITION OF THE RETAIL ENTERTAINMENT SOFTWARE MARKET.

     Late in calendar 1995, the dedicated entertainment software retail sector entered a period of declining sales growth and deteriorating profitability. Management believes that several factors contributed to this trend including, most significantly, a general softness in consumer demand for music product, over expansion in the number of retail outlets and the competitive impact of mass merchants (such as Wal-Mart) and other discounters (such as Best Buy) on the dedicated entertainment software retailers. This economic slump accelerated throughout calendar 1996 and is continuing in calendar 1997 as many of the larger dedicated entertainment software retailers reported worsening financial results, store closing programs, violations of bank financing covenants and constrained cash positions. As a result, throughout calendar 1996 and early calendar 1997, the Company took steps to mitigate its exposure to bad debts and product returns from troubled retailers, such as exercising more discretion over product shipments and

--------------------------------------------------------------------------------
32                                                     Image Entertainment, Inc.

carefully monitoring accounts receivable status. In August 1996, Camelot Music, a large customer of the Company, filed Chapter 11 bankruptcy and, in February 1997, Musicland, the Company's largest customer, indefinitely suspended payments on outstanding amounts owing to its trade vendors. Recently, it was publicly reported that Alliance Entertainment Corp., the Company's second largest customer, is experiencing financial difficulties. Management is continually estimating the net realizable value of the Company's accounts receivables and recording appropriate reserves to reflect such estimates. Actual results could differ from these estimates.

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

     DVD OUTLOOK.

     See Item 1. "Laserdisc Basics" and "The New Digital Video Disc (DVD)
     ---
Format."

     DVD's ultimate success will depend upon consumer acceptance, the participation and extent of participation by the major studios, market penetration, the number and breadth of titles that are available in the future, the level of DVD hardware sales and the commitment by DVD program suppliers, on future DVD releases, to at least sustain the video and audio quality and variety of software features available on current DVD releases while maintaining or lowering prices. Although there can be no assurance, management believes that the laserdisc and DVD formats can co-exist for several years because, initially, participating program suppliers are expected to only release new and certain of the more popular catalogue titles on DVD and it will require participation by all studios and program suppliers and active and aggressive releasing efforts for DVD's library of available titles to rival the number of laserdiscs currently available.

     The Company believes that the laserdisc format, with over 10,000 titles currently available and a current average of over 70 new releases each month, will remain a viable format for several years even assuming all the major studios participate in DVD, and perhaps longer if they do not. Laserdisc enjoys an established domestic consumer base of approximately 2 million households.
The laserdisc consumer typically owns a large collection of laserdisc titles and purchases not only popular titles but esoteric, special interest and catalogue titles. The DVD format is in its infancy and is subject to numerous market forces, not the least of which is consumer acceptance of DVD as another home video delivery medium. Management believes the LD/DVD/CD combination player can grow both the laserdisc and DVD formats and can attract new consumers to laserdisc while they wait for the DVD library of titles to grow. Notwithstanding the introduction and uncertainty surrounding DVD, the DVD format has potential in the market place and the Company is continuing its efforts to secure additional DVD license and exclusive distribution opportunities to remain competitive and diversify its core business.

--------------------------------------------------------------------------------
Image Entertainment, Inc.                                                     33

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
          -------------------------------------------

                INDEX TO CONSOLIDATED FINANCIAL STATEMENTSPAGE

                                                                                         Page
Independent Auditors' Report..........................................................   35

Consolidated Balance Sheets at March 31, 1997 and 1996................................   36

Consolidated Statements of Operations for the years ended March 31, 1997, 1996
and 1995..............................................................................   38

Consolidated Statements of Shareholders' Equity for the years ended March 31, 1997,
1996 and 1995.........................................................................   39

Consolidated Statements of Cash Flows for the years ended March 31, 1997, 1996
and 1995..............................................................................   40

Notes to Consolidated Financial Statements............................................   43

Schedule II - Valuation and Qualifying Accounts for the years ended March 31, 1997,
1996 and 1995.........................................................................   60

--------------------------------------------------------------------------------
34                                                     Image Entertainment, Inc.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Image Entertainment, Inc. and subsidiary as of March 31, 1997 and 1996 and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                  /s/ KPMG PEAT MARWICK LLP


Los Angeles, California
June 6, 1997

--------------------------------------------------------------------------------
Image Entertainment, Inc.                                                     35

                          CONSOLIDATED BALANCE SHEETS

                            MARCH 31, 1997 AND 1996

================================================================================

                                    ASSETS


(In thousands)                                                  1997      1996
                                                               -------   -------

Cash and cash equivalents                                      $ 1,090   $ 4,666

Accounts receivable, net of allowances of
 $4,809 - 1997; $3,183 - 1996                                   10,759    13,333

Inventories (Note 5)                                            17,776    15,276

Royalties, distribution fee and license fee advances             8,454     3,170

Prepaid expenses and other assets                                  751       982

Property, equipment and improvements, net (Notes 7 and 8)        7,618     1,979
                                                               -------   -------

                                                               $46,448   $39,406
                                                               =======   =======

          See accompanying notes to consolidated financial statements.

--------------------------------------------------------------------------------
36                                                     Image Entertainment, Inc.

                          CONSOLIDATED BALANCE SHEETS

                            MARCH 31, 1997 AND 1996

================================================================================

                     LIABILITIES AND SHAREHOLDERS' EQUITY

(In thousands, except share data)                                  1997       1996
                                                                 --------   --------

LIABILITIES:

Accounts payable and accrued liabilities                         $15,922    $13,606

Accrued royalties, distribution fees and license fees              3,481      5,274

Revolving credit facility (Note 9)                                 8,709         --

Note payable (Note 7)                                                285         --
                                                                 -------    -------

     Total liabilities                                            28,397     18,880
                                                                 -------    -------

Commitments and Contingencies (Notes 6 and 15)

SHAREHOLDERS' EQUITY:

Preferred stock, $1 par value, 3,366,000 shares authorized;
  none issued and outstanding                                         --         --

Common stock, no par value, 25 million shares authorized;
  13,343,000 and 13,556,000 issued and outstanding
  in 1997 and 1996, respectively (Note 13)                        17,642     21,122

Stock warrants (Note 12)                                             (73)      (233)

Additional paid-in capital                                         3,064      3,064

Accumulated deficit                                               (2,582)    (3,427)
                                                                 -------    -------
Liquidity (Note 16)

     Net shareholders' equity                                     18,051     20,526
                                                                 -------    -------

                                                                 $46,448    $39,406
                                                                 =======    =======

          See accompanying notes to consolidated financial statements.

--------------------------------------------------------------------------------
Image Entertainment, Inc.                                                     37

                     CONSOLIDATED STATEMENTS OF OPERATIONS

               FOR THE YEARS ENDED MARCH 31, 1997, 1996 AND 1995

================================================================================

(In thousands, except per share data)               1997       1996       1995
                                                  --------   --------   --------

NET SALES                                         $85,650    $95,086    $85,591

OPERATING COSTS AND EXPENSES:
  Cost of optical disc sales                       68,427     74,387     66,773
  Selling expenses                                  4,752      4,531      4,002
  General and administrative expenses               7,108      5,124      4,026
  Amortization of production costs                  3,112      2,884      3,050
                                                  -------    -------    -------
                                                   83,399     86,926     77,851
                                                  -------    -------    -------

OPERATING INCOME                                    2,251      8,160      7,740

OTHER EXPENSES (INCOME):
  Interest expense                                    415        155      1,184
  Interest income                                    (231)      (337)      (518)
  Other                                               662         --         --
  Amortization of deferred financing costs             --         --        111
  Net gain on insurance
    settlement (Note 12)                               --         --       (742)
                                                  -------    -------    -------
                                                      846       (182)        35
                                                  -------    -------    -------

INCOME BEFORE INCOME TAXES
  AND EXTRAORDINARY ITEM                            1,405      8,342      7,705

INCOME TAXES (Note 14)                                433        743        175
                                                  -------    -------    -------

INCOME BEFORE EXTRAORDINARY ITEM                      972      7,599      7,530

EXTRAORDINARY ITEM - COSTS ASSOCIATED
  WITH EARLY RETIREMENT OF DEBT,
  NET OF TAXES (Note 9)                               127         --      1,219
                                                  -------    -------    -------

NET INCOME                                        $   845    $ 7,599    $ 6,311
                                                  =======    =======    =======

NET INCOME PER SHARE (Note 4):
  Income before extraordinary item                $   .07    $   .49    $   .51
  Extraordinary item - costs associated with
     early retirement of debt                        (.01)        --       (.07)
                                                  -------    -------    -------

NET INCOME PER SHARE                              $   .06    $   .49    $   .44
                                                  =======    =======    =======

WEIGHTED AVERAGE SHARES
  OUTSTANDING (Note 4)                             13,836     17,651     18,139
                                                  =======    =======    =======

          See accompanying notes to consolidated financial statements.

--------------------------------------------------------------------------------
38                                                     Image Entertainment, Inc.

       CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (NOTES 12 AND 13)

               FOR THE YEARS ENDED MARCH 31, 1997, 1996 AND 1995

================================================================================

                                         Common Stock
                                      -------------------    Stock       Additional      Accumulated
                                      Shares      Amount    Warrants    Paid-in Capital    Deficit
                                      ------      ------    --------    ---------------  -----------
(In thousands)

BALANCES, March 31, 1994              12,560     $26,248     $(931)         $3,133       $(17,337)
  Exercise of options                  1,492         836        --              --             --
  Stock repurchased                     (255)     (1,868)       --              --             --
  Warrant repurchased                     --          --        --             (69)            --
  Amortization of stock warrants          --          --       349              --             --
  Net income                              --          --        --              --          6,311
                                      ------     -------     -----          ------       --------

BALANCES, March 31, 1995              13,797      25,216      (582)          3,064        (11,026)
  Exercise of options                    412         294        --              --             --
  Stock repurchased                     (653)     (4,388)       --              --             --
  Amortization of stock warrants          --          --       349              --             --
  Net income                              --          --        --              --          7,599
                                      ------     -------     -----          ------       --------

BALANCES, March 31, 1996              13,556      21,122      (233)          3,064         (3,427)
  Exercise of options                    544          49        --              --             --
  Stock repurchased                     (757)     (3,529)       --              --             --
  Amortization of stock warrants          --          --       160              --             --
  Net income                              --          --        --              --            845
                                      ------     -------     -----          ------       --------

BALANCES, March 31, 1997              13,343     $17,642     $ (73)         $3,064       $ (2,582)
                                      ======     =======     =====          ======       ========





          See accompanying notes to consolidated financial statements.

--------------------------------------------------------------------------------
Image Entertainment, Inc.                                                     39

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

               FOR THE YEARS ENDED MARCH 31, 1997, 1996 AND 1995
================================================================================

(In thousands)                                               1997       1996       1995
                                                           --------   --------   --------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                 $   845    $ 7,599    $ 6,311
Adjustments to reconcile net income
 to net cash (used) provided by operating activities:
  Amortization of production costs                           3,112      2,884      3,050
  Depreciation and other amortization                          857        798        796
  Amortization of loan costs                                    --         --        953
  Amortization of stock warrants                               160        349        349
  Provision for doubtful accounts, net                       1,946        104         78
  Loss on disposition of assets                                 34         --         --
Changes in assets and liabilities
 associated with operating activities, net of
 acquired business:
  Accounts receivable                                          628      1,422     (2,677)
  Insurance settlement receivable                               --         --      6,543
  Optical disc inventory                                    (2,243)      (610)    (1,822)
  Royalty, distribution and license fee
    advances, net                                           (5,284)       234      1,419
  Production cost expenditures                              (3,369)    (3,054)    (2,932)
  Prepaid expenses and other assets                            220        252        222
  Accounts payable, accrued royalties
    and liabilities                                            523        382     (1,275)
                                                           -------    -------    -------

    Net cash (used) provided by
      operating activities                                  (2,571)    10,360     11,015
                                                           -------    -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures                                        (6,234)      (552)    (1,024)
Acquisition of business, less cash acquired                     --     (3,131)        --
Purchases of short-term investments                             --         --     (1,015)
Proceeds from maturities of
 short-term investments                                         --         --      5,672
                                                           -------    -------    -------

    Net cash (used) provided by
      investing activities                                  (6,234)    (3,683)     3,633
                                                           -------    -------    -------



          See accompanying notes to consolidated financial statements.
--------------------------------------------------------------------------------
40                                                     Image Entertainment, Inc.

               FOR THE YEARS ENDED MARCH 31, 1997, 1996 AND 1995
================================================================================

(In thousands)                                        1997        1996        1995
                                                    ---------   ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

Advances under revolving credit facility            $ 56,127    $ 27,801    $ 29,103
Repayment of advances under revolving
  credit facility                                    (47,418)    (27,801)    (29,103)
Principal payments under capital lease
  obligations                                             --        (103)       (215)
Repurchase of warrant and common stock                (3,529)     (4,388)     (1,938)
Net proceeds from exercise of stock options               49         293         836
Repayment of senior secured notes payable                 --          --     (13,500)
                                                    --------    --------    --------

      Net cash provided (used) by
         financing activities                          5,229      (4,198)    (14,817)
                                                    --------    --------    --------

NET (DECREASE) INCREASE IN CASH
   AND CASH EQUIVALENTS                               (3,576)      2,479        (169)

Cash and cash equivalents at beginning of year         4,666       2,187       2,356
                                                    --------    --------    --------

Cash and cash equivalents at end of year            $  1,090    $  4,666    $  2,187
                                                    ========    ========    ========


SUPPLEMENTAL DISCLOSURES OF CASH
   FLOW INFORMATION:

Cash paid during the year for:
   Interest                                         $    417    $    115    $  1,723
   Income taxes                                     $    668    $    585    $     71
                                                    ========    ========    ========

          See accompanying notes to consolidated financial statements.
--------------------------------------------------------------------------------
Image Entertainment, Inc.                                                     41

               FOR THE YEARS ENDED MARCH 31, 1997, 1996 AND 1995
================================================================================


SUPPLEMENTAL DISCLOSURES OF NONCASH OPERATING, INVESTING AND FINANCING
ACTIVITIES:

  In January 1997, the Company purchased an additional approximately .7 acres of unimproved real property in Las Vegas, Nevada adjacent to the November 1996 real property acquisition for $331,000. The Company issued a note payable for $285,000.

  In June 1995, the Company acquired certain assets and assumed certain liabilities of V.T. Laser, Inc. for $3,066,000. See "Note 2. 1995 Acquisition":
                                                 ---

       (In thousands)

       Fair value of assets acquired                       $ 4,724
       Excess of purchase price over fair value
          of net assets acquired recorded as
          goodwill                                             190
       Cash paid for net assets acquired                    (3,066)
       Expenses incurred in connection with
          the acquisition                                      (65)
                                                           -------
       Liabilities assumed                                 $ 1,783
                                                           =======

  Fully amortized production costs removed from production costs totaled $3,221,000 and $2,767,000 at March 31, 1997 and 1996, respectively.



          See accompanying notes to consolidated financial statements.
--------------------------------------------------------------------------------
42                                                     Image Entertainment, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1.  ORGANIZATION AND BUSINESS.

Image Entertainment, Inc. (the "Company") was incorporated in Colorado on April 1, 1975. In November 1989, the Company reincorporated in California. The Company's primary business is the distribution of programming on optical disc under exclusive and nonexclusive license and wholesale distribution agreements.

NOTE 2.  1995 ACQUISITION.

Effective June 8, 1995, Image NewCo., Inc. ("NewCo"), a newly created wholly-owned subsidiary, acquired and assumed substantially all of the assets and liabilities, respectively, of V.T. Laser, Inc., a privately-held New Jersey based corporation doing business as "U.S. Laser Video Distributors," for a purchase price of $3.1 million in cash. NewCo's name was subsequently changed to U.S. Laser Video Distributors, Inc. ("U.S. Laser"). Effective April 1, 1997, the Company consolidated substantially all of U.S. Laser's distribution activities. U.S. Laser continues to maintain distribution control of certain smaller-volume customers, owns and operates a retail concept store "Digitainment" in Whippany, New Jersey which offers a large selection of optical disc software for sale and rental as well as "Home Theatre" hardware systems for sale, and is the publisher of LASERVIEWS, a consumer periodical focusing on product announcements, software reviews and articles of general interest to the optical disc entertainment software consumer.

The acquisition was accounted for using the purchase method of accounting. Accordingly, the acquired assets and assumed liabilities were recorded at their fair market value on the acquisition date. The operating results of U.S. Laser are included in the accompanying consolidated statements of operations for the years ended March 31, 1997 and 1996 (from the acquisition date). The Company has classified the amount of purchase price in excess of the fair market value of the net assets acquired as goodwill. At March 31, 1997 and 1996, goodwill, net of accumulated amortization, was $173,000 and $183,000, respectively, and is included as a component of prepaid expenses and other assets in the accompanying consolidated balance sheets at March 31, 1997 and 1996. Goodwill is being amortized on a straight-line method over 20 years. Amortization charged to operations for the years ended March 31, 1997 and 1996 were immaterial. The acquisition of U.S. Laser does not qualify as a significant subsidiary as defined under generally accepted accounting principles and, accordingly, pro-forma information is not presented.

NOTE 3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

Consolidation
-------------

The consolidated financial statements include those of the Company and its wholly-owned subsidiary, U.S. Laser (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents
-------------------------

The Company considers all highly liquid investments purchased with maturities of three months or less to be cash equivalents.

Accounts Receivable
-------------------

At March 31, 1997 and 1996, the allowance for doubtful accounts was $1,629,000 and $333,000, respectively, and the allowance for sales returns was $3,180,000 and $2,850,000, respectively.

--------------------------------------------------------------------------------
Image Entertainment, Inc.                                                     43

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Amortization of Production Costs
--------------------------------

The Company amortizes capitalized production costs in accordance with the provisions of Statement of Financial Accounting Standards No. 53 ("SFAS No. 53"). Pursuant to the income forecast method, a percentage of the production costs is charged to expense each month based upon (i) a projected revenue stream resulting from distribution of new and previously released optical disc programming related to the production costs and (ii) management's estimate of the ultimate net realizable value of the production costs. Estimates of future revenues are reviewed periodically and amortization of production costs is adjusted accordingly. If estimated future revenues are not sufficient to recover the unamortized balance of production costs, such costs are reduced to the estimated net realizable value.

Revenue Recognition
-------------------

Revenue is recognized upon shipment. The Company's return policy allows customers to return a percentage of optical discs purchased on a quarterly basis. Generally, this allowance is noncumulative, is generally based on the customer's prior quarter purchases and is limited on an individual-title basis. On occasion, greater return allowances are given to major customers. The Company provides for estimated returns when product is shipped to customers.

Major Customers
---------------

Customers which individually accounted for more than 10% of fiscal year net sales approximated 31.8% of 1997 net sales (Musicland 11.2%, Alliance Entertainment 10.4% and Ken Crane's Home Entertainment 10.2%) and 10.9% of 1996 net sales (Musicland 10.9%). No customers individually accounted for 10% or more of fiscal 1995 net sales.

Royalty and Distribution Fee Advances
-------------------------------------

Royalty and distribution fee advances represent fixed minimum payments made to licensors for optical disc programming distribution rights. A licensor's share of program distribution revenues is retained by the Company until the share equals the advance(s) paid to the licensor. Thereafter, any excess is paid to the licensor. In the event of an excess, the Company records, as a cost of optical disc sales, an amount equal to the licensor's share of the distribution revenues. Royalty and distribution fee advances are charged to operations as revenues are earned and are stated at the lower of unamortized cost or estimated net realizable value on an individual-title or license-agreement basis.

Depreciation and Amortization of Property, Equipment and Improvements
---------------------------------------------------------------------

Depreciation of property and equipment is provided for using the straight-line method over the estimated useful lives of the related assets, generally five years (excluding the building which is not yet constructed). See "Note 7.
                                                              ---
Purchase of Nevada Real Property." Leasehold improvements are amortized over the shorter of the estimated useful life of the improvements, generally five years, or the remaining lease term. The cost of repairs and maintenance is charged to operations when incurred.

Goodwill
--------

The excess of purchase price over the value of the net assets acquired is included in prepaid expenses and other assets and is amortized on a straight-line basis over a 20-year period. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining useful life can be recovered through undiscounted future operating cash flows from the acquired operation.
--------------------------------------------------------------------------------
44                                                     Image Entertainment, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Income Taxes
------------

The Company accounts for income taxes pursuant to the provisions of Financial Accounting Standards Board Statement No. 109 ("SFAS No. 109"). Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and the future tax benefits derived from operating loss and tax credit carryforwards.

Stock Option Plan
-----------------

Prior to April 1, 1996, the Company accounted for its stock option plan in accordance with provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On April 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation," which permits entities to recognize, as expense over the vesting period, the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro-forma net income disclosures for employee stock option grants made in 1996 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro-forma disclosure provisions of SFAS No. 123. Accordingly, the adoption of SFAS No. 123 did not have a material effect on the Company's consolidated financial statements. See "Note
                                                                     ---
13.  Stock Options and Warrants."

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of
-----------------------------------------------------------------------

The Company adopted the provision of Statement of Financial Accounting Standards No. 121 ("SFAS No. 121"), "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of," on April 1, 1996. The statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell. Adoption of SFAS No. 121 did not have a material impact on the Company's consolidated financial statements.

Fair Value of Financial Instruments
-----------------------------------

The carrying amounts of cash and cash equivalents and revolving credit facility approximates fair value due to the short-term maturity of these instruments.

Use of Estimates
----------------

The preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. The more significant areas requiring the use of management estimates related to allowances for slow-moving inventory, doubtful accounts receivables and sales returns. Actual results could differ from those estimates.
--------------------------------------------------------------------------------
Image Entertainment, Inc.                                                     45

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Reclassifications
-----------------

Certain fiscal 1996 and 1995 balances have been reclassified to conform with the fiscal 1997 presentation.

NOTE 4.  NET INCOME PER SHARE.

Net income per share is based on the weighted average number of common shares and common share equivalents (e.g., options and warrants), if dilutive, outstanding for each of the years presented. The amount of dilution to be reflected in net income per share is computed by application of the treasury stock method. In periods where the amount of common stock issuable if all options and warrants are deemed exercised exceeds 20% of the total shares outstanding at the end of the period, the treasury stock method is modified, as required by Accounting Principles Board Opinion No. 15, to adequately reflect the dilutive effect of options and warrants on net income per share.

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

The treasury stock method was applied in determining net income per share for the year ended March 31, 1997, whereas the modified treasury stock method was applied in determining the net income per share for the years ended March 31, 1996 and 1995.

Fully diluted net income per share was not presented since the amounts did not differ significantly from the primary net income per share.
--------------------------------------------------------------------------------
46                                                     Image Entertainment, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

The following table sets forth the calculation of net income per share for the years ended March 31, 1997, 1996 and 1995:

(In thousands, except per share data)                                    1997      1996       1995
                                                                       --------   -------   --------

As Presented
------------
Income before extraordinary item                                       $   972    $ 7,599   $ 7,530
Extraordinary item, net of taxes                                           127         --     1,219
                                                                       -------    -------   -------
Net income                                                                 845      7,599     6,311
                                                                       -------    -------   -------

Adjustments
-----------
Add: reduction of interest expense on
 assumed reduction of debt, net of taxes                                    --         74     1,074
Add: interest income on assumed investment
 in U.S. government securities,
 net of taxes                                                               --        925       636
                                                                       -------    -------   -------
Adjustments to income before extraordinary
 item and net income                                                        --        999     1,710
                                                                       -------    -------   -------

As Adjusted
-----------
Income before extraordinary item                                           972      8,598     9,240
Extraordinary item, net of taxes                                           127         --     1,219
                                                                       -------    -------   -------
Net income                                                             $   845    $ 8,598   $ 8,021
                                                                       =======    =======   =======

Weighted average common shares and
 common share equivalents outstanding:
Common shares                                                           13,504     13,569    13,255
Common stock options and warrants                                          332      4,082     4,884
                                                                       -------    -------   -------
                                                                        13,836     17,651    18,139
                                                                       =======    =======   =======

Net income per share:
Income before extraordinary item                                       $   .07       $.49   $   .51
Extraordinary item, net of taxes                                          (.01)        --      (.07)
                                                                       -------    -------   -------
Net income per share                                                   $   .06       $.49   $   .44
                                                                       =======    =======   =======

NOTE 5.  INVENTORIES.

Inventories at March 31, 1997 and 1996 are summarized as follows:

  (In thousands)                                                         1997                 1996
                                                                       -------              -------
  Optical disc inventory, net                                          $16,200              $13,956
  Production costs, net                                                  1,576                1,320
                                                                       -------              -------

                                                                       $17,776              $15,276
                                                                       =======              =======

Optical disc inventory consists of finished optical discs (laserdiscs and DVDs) for sale and is stated at the lower of average cost or market and is net of reserves for slow-moving laserdisc inventory of $3,070,000 and $1,219,000 at March 31, 1997 and 1996, respectively.
--------------------------------------------------------------------------------
Image Entertainment, Inc.                                                     47

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

The costs to produce licensed optical disc programming include the cost of converting film prints or tapes into the optical disc format, packaging artwork costs and the overhead of the Company's creative services/computer graphics and production departments. As discussed in Note 3 to the consolidated financial statements, the Company amortizes its production costs in accordance with SFAS No. 53. Production costs are net of accumulated amortization of $5,011,000 and $4,942,000 at March 31, 1997 and 1996, respectively. The Company expects to amortize substantially all of the March 31, 1997 production costs by March 31, 2000.

NOTE 6.  DEFAULT OF NOTES RECEIVABLE.

On December 31, 1990, the Company entered into a Purchase and Sale Agreement with LEI Partners, L.P., a California Limited Partnership ("LEI"), pursuant to which the Company sold all of the assets of its adult laserdisc licensing and distribution business for $3,829,000 (the "LEI Agreement"). The purchase price consisted of $300,000 cash, a $1,329,000 note ("Note A") and a $2.2 million note ("Note B").

On December 31, 1995, LEI defaulted on a $582,000 principal payment due under Note A and breached the LEI Agreement. As a result of the default, the unpaid balances of Notes A and B became immediately due and payable.

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

Since November 1996, LEI defaulted on scheduled monthly principal payments due under the Settlement Agreement causing automatic reinstatement of the LEI Agreement and Notes A and B.

At March 31, 1997, principal and interest due under Note A was $852,000 and $36,000, respectively, and under Note B was $1,791,000 and $1,759,000, respectively. At March 31, 1997, the Company's receivable from LEI was fully reserved.

In June 1997, the Company commenced a legal action against LEI and certain other parties in the Superior Court of the State of California in the county of Los Angeles alleging, among other things, breach of the LEI Agreement, breach of Notes A and B, default under the security agreement, intentional misrepresentation, conversion and fraud. The complaint seeks compensatory damages of not less than $5 million plus accrued interest, attorney's fees and punitive damages in an amount to be proven at trial.

NOTE 7.  PURCHASE OF NEVADA REAL PROPERTY.

In November 1996, the Company purchased approximately 16.5 acres of unimproved real property adjacent to McCarran International Airport in Las Vegas, Nevada for $4 million cash. In January 1997, the Company purchased an additional approximately .7 acres of unimproved real property adjacent to the November 1996 real property purchase for $331,000. The purchase price for the .7 acres consisted of cash and a $285,000 note payable. The note payable bears interest at 9% per annum, requires quarterly principal and interest payments, is secured by a trust deed on the
--------------------------------------------------------------------------------
48                                                     Image Entertainment, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

underlying property and matures on January 30, 1998. The property was subdivided with the intent of selling the front 8.8 acres and building an approximately 76,000 square foot automated distribution facility on the back 8.4 acres. The carrying value of the 8.4 acres, on which the Company intends to build a warehouse and distribution facility, is reflected as a component of property, equipment and improvements in the accompanying consolidated balance sheet at March 31, 1997. The carrying value of the front 8.8 acres, which management intends for sale, is reflected as land held for sale within property, equipment and improvements in the accompanying consolidated balance sheet at March 31, 1997. See "Note 8. Property, Equipment and Improvements." Upon closing the sale
      ---
of the 8.8 acres, proceeds will be used to reduce the carrying value of the land. No gain or loss will be recognized.

A total of $858,000 of costs incurred to date relating to the design, engineering and planning of the construction of the Nevada warehouse and distribution facility is reflected as a component of property, equipment and improvements in the accompanying consolidated balance sheet at March 31, 1997.

The Company has deferred the commencement of construction of a warehouse and distribution facility in Las Vegas, Nevada. See "Note 16. Liquidity."
                                             ---

NOTE 8.  PROPERTY, EQUIPMENT AND IMPROVEMENTS.

Property, equipment and improvements, stated at cost, at March 31, 1997 and 1996 are summarized as follows:

  (In thousands)                                          1997               1996
                                                        -------            --------

  Land (Note 7)                                         $ 2,231            $    --
  Land held for sale (Note 7)                             2,500                 --
  Building (Note 7)                                         426                 --
  Furniture, fixtures and equipment                       4,946              4,150
  Leasehold improvements                                  1,250                717
  Other                                                     237                234
  Assets under capitalized leases                            --                 23
                                                        -------            -------
                                                         11,590              5,124
  Less accumulated depreciation and
    amortization, including $21,000 relating
    to capitalized leases for 1996                       (3,972)            (3,145)
                                                        -------            -------

                                                        $ 7,618            $ 1,979
                                                        =======            =======

Depreciation and amortization of property, equipment and improvements was $846,000, $792,000 and $796,000 for fiscal 1997, 1996, and 1995, respectively.

NOTE 9.  REVOLVING CREDIT FACILITY.

In December 1996, the Company entered into a Loan Agreement (the "Agreement") with Union Bank of California, N.A. ("Union Bank"). The Agreement provides for revolving advances and the issuance of standby letters of credit under a two-year, $20 million revolving credit facility. Borrowings under the Agreement are at the bank's prime rate plus .25% (8.75% at March 31, 1997). The Agreement provides the Company the option of borrowing for fixed periods at the London Interbank Offered Rate ("LIBOR") plus 2.5% (7.94% at March 31, 1997).

Borrowings under the Agreement are secured by substantially all of the Company's assets located in California and New Jersey. Funds available for borrowing may not exceed the borrowing base specified in the Agreement. At March
--------------------------------------------------------------------------------
Image Entertainment, Inc.                                                     49

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

31, 1997, $8,709,000 was outstanding under the Agreement, of which $7 million was borrowed under a one-month LIBOR option, and $1.3 million, net of amounts utilized for outstanding letters of credit, was available for borrowing. The Agreement requires the Company to comply with certain financial and operational covenants. At March 31, 1997, the Company was in compliance with financial and operating covenants or received waivers of noncompliance from Union Bank. The Agreement requires that compliance with defined covenants be measured at each quarter-end. At June 30, and September 30, 1997, management believes that the Company may violate a covenant requirement that net income be maintained at $500,000 measured on a two-quarter consecutive average ("Net Income Covenant") as well as a covenant which requires the Company to maintain minimum tangible net worth of $18 million ("Tangible Net Worth Covenant"). Management believes that Union Bank will grant waivers of noncompliance for such technical defaults, similar to the waivers which the Company received at March 31, 1997. Management believes that, based on the Company's expectation of seasonally stronger third and fourth fiscal quarters, the Company will be in compliance with the Net Income Covenant and Tangible Net Worth Covenant for the last two quarters of fiscal 1998. Should the Company fall into technical noncompliance with the Net Income Covenant or Tangible Net Worth Covenant during the third and fourth quarters, management believes that Union Bank will grant waivers of noncompliance at that time.

Concurrent with the signing of the Agreement, the Company terminated its three-year $15 million Loan and Security Agreement with Foothill Capital Corporation which bore interest at prime plus 1.5% and was due to expire on November 15, 1997. The accelerated amortization of deferred financing costs and penalty resulting from the early retirement of debt totaled $183,000 of which $40,000 represented a noncash charge. The extraordinary charge is recorded net of taxes of $56,000 for the year ended March 31, 1997.

NOTE 10.  CONSTRUCTION CREDIT FACILITY.

In March 1997, the Company entered into a Business Loan Agreement (the "Loan Agreement") with Bank of America National Trust and Savings Association in Nevada. The Loan Agreement provides for a construction line of credit (the "Construction Line") through January 31, 1998. The maximum available under the line ( the "Maximum Commitment") is $3,434,000 which shall be reduced quarterly beginning December 31, 1997 by $43,000. The Construction Line converts to a revolving line of credit (the "Revolving Line") on January 31, 1998. Under the Revolving Line, the Company may repay and reborrow principal amounts provided the Revolving Line does not exceed the Maximum Commitment. The Revolving Line is available from February 1, 1998 through its maturity date of January 31, 2008.

Borrowings under the Loan Agreement are secured by a deed of trust on the approximate 8.4 acres of land in Las Vegas, Nevada on which the Company intends to construct a new warehouse and distribution facility as well as any of the Company's assets located in Nevada, excluding inventory held for sale. Interest under the Construction Line and the Revolving Line is at the bank's prime rate plus 1.25% (9.75% at March 31, 1997). The Loan Agreement provides the Company the option, under the Revolving Line, of borrowing for fixed periods of time at LIBOR plus either 2.25% or 2.65% depending on level of the Company's debt service coverage ratio, as defined. At March 31, 1997, there were no borrowings outstanding under the Loan Agreement.

The Loan Agreement requires the Company to comply with certain quarterly financial and operational covenants which were met as of March 31, 1997. There are financial covenants within the Loan Agreement which, if violated, may restrict the Company's ability to borrow on this facility in the future.

NOTE 11.  WAREHOUSE AND DISTRIBUTION EQUIPMENT LEASE FACILITY.

In March 1997, the Company entered into a Lease Intended As Security Agreement (the "Lease") with BankAmerica Leasing & Capital Corporation. The Lease provides the Company the ability to lease a substantial portion of the warehouse and distribution system equipment to be constructed and utilized in the Company's proposed warehouse
--------------------------------------------------------------------------------
50                                                     Image Entertainment, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

and distribution facility in Las Vegas, Nevada. The maximum amount available under the Lease is $2.5 million. The aggregate amount of installation, transportation, any applicable taxes, any software costs or licensing fees with respect to the aggregate borrowings under the lease may not exceed 20%. The Lease provides for advances for the purchase of equipment prior to its delivery date (the "Advance Rent Period") which cannot extend past January 31, 1998. Subsequent to the delivery and installation of the equipment and on the date the equipment is accepted by the Company (the "Base Date"), the base rent period ("Base Rent Period") begins.

During the Advance Rent Period, the advances bear interest at the three-month LIBOR plus 2.5% per annum. During the Base Rent Period, the outstanding borrowings on each equipment schedule will be amortized over 24 consecutive quarterly installments, to a $1 purchase option, with the first such installment due one quarter after the Base Date. The variable implicit interest for each leased unit is the three-month LIBOR plus 2.719%. Under the Lease, during the Base Rent Period, the Company may convert to a fixed implicit interest rate.
The fixed implicit interest rate will be the bond-equivalent yield per annum for U.S. Treasury obligations with a maturity most closely matching to the nearest month of the remaining average life of each equipment schedule plus a spread of 3.137%.

Borrowings under the Lease are secured by the underlying equipment leased. The Lease contains certain quarterly financial and operating covenants which were met as of March 31, 1997. There are financial covenants within the Lease which, if violated, may restrict the Company's ability to borrow on this facility in the future. The Lease also contains early termination charges and a $1.5 million minimum utilization requirement. At March 31, 1997, there were no borrowings under the Lease.

NOTE 12.  OTHER ITEMS -- STATEMENTS OF OPERATIONS.

Fourth Quarter Adjustments
--------------------------

During the fourth quarter of fiscal 1997, the Company recorded provisions for slow-moving laserdisc inventory and doubtful accounts receivable of $1,214,000 and $792,000, respectively.

During the fourth quarter of fiscal 1995, the Company recorded a net gain on insurance settlement of claims of business interruption related to the January 17, 1994 Northridge earthquake of $742,000.

Acquisition Expenses
--------------------

In December 1996, negotiations to acquire Essex Entertainment, Inc., a privately-held independent music company headquartered in New Jersey were terminated. As a result, the Company recorded a nonrecurring charge of $662,000 consisting primarily of legal and accounting fees. This nonrecurring charge is reflected as other expense in the accompanying consolidated statements of operations for the year ended March 31, 1997.

Amortization of Warrants Associated with Program Acquisition Agreements
-----------------------------------------------------------------------

The value of warrants issued in connection with program acquisition agreements entered into during fiscal years 1992 and 1993 and their respective issuance costs are amortized ratably over the term of the related agreements. Amortization totaled $160,000 for the year ended March 31, 1997, and $349,000 for each of the years ended March 31, 1996 and 1995, and were recorded as cost of optical disc sales in the accompanying consolidated statements of operations. The unamortized balance of stock warrants at March 31, 1997 totaled $73,000.
--------------------------------------------------------------------------------
Image Entertainment, Inc.                                                     51

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 13.  STOCK OPTIONS AND WARRANTS.

The Company has three employee stock option plans. Incentive stock options may be granted under one plan, and incentive stock options and nonstatutory options under the other two. Under the plans, the exercise price of an incentive stock option may not be less than the fair market value of the common stock on the date of grant. The exercise price of a nonstatutory option generally may not be less than 85% of the fair market value on the date of grant. The term of an option may be no more than 10 years from the date of grant. The Company also has a directors' stock option plan providing for an initial and annual award of an option to purchase 15,000 shares of common stock to each director eligible to participate under the plan. Only nonstatutory options may be granted under the directors' plan. The directors' plan also provides for an exercise price of $0.25 over the fair market value of the common stock on the date of grant, fixed vesting, and a ten-year term. In addition to options under the three employee plans and the directors plan, the Company has granted options (including the antidilution rights described below and warrants in connection with program acquisition agreements described in Note 12 to the consolidated financial statements) to officers, shareholders, creditors and others for various business purposes.

Stock option transactions for the three years ended March 31, 1997 are as follows:

                                                      Per-Share
 (in thousands, except per share data)     Shares    Price Range
                                           -------   -----------

       Outstanding, March 31, 1994          8,318    $ .59-10.25
          Granted                             538      7.00-8.75
          Exercised                        (1,492)      .59-5.63
          Surrendered                        (269)     1.07-2.50
          Canceled                            (65)     5.38-9.75
                                           ------
       Outstanding, March 31, 1995          7,030      .59-10.25
          Granted                             295     6.875-7.75
          Exercised                          (412)      .59-7.00
          Surrendered                        (855)          5.85
          Canceled                            (51)    5.625-7.25
                                           ------
       Outstanding, March 31, 1996          6,007      .59-10.25
          Granted                             180     5.813-6.75
          Exercised                          (544)     .743-6.00
          Surrendered                      (1,427)     .817-6.00
          Canceled                         (1,832)     .743-7.25
                                           ------
       Outstanding, March 31, 1997          2,384    $.743-10.25
                                           ======

Of the options reflected as outstanding on March 31, 1997 and 1996, options to purchase 2,243,159 and 5,833,689 shares of common stock were exercisable, respectively.

A December 29, 1987 stock purchase agreement (the "Agreement") provides for the grant of antidilution rights (the "Rights") to various persons (the "Investors"). Each Investor is entitled to Rights in connection with certain issuances of common stock.

Upon the exercise of certain options outstanding as of December 29, 1987 (the "Management Options"), each Investor will be granted Rights to purchase shares of common stock pursuant to a formula based in part on the percentage of the outstanding shares of common stock owned by the Investor on December 29, 1987. Rights to purchase an aggregate of 522,135 shares of common stock may be granted to the Investors if all the Management Options are exercised. As of March 31, 1997, Rights to purchase 452,391 shares had been granted, Rights to purchase 329,322 shares had been
--------------------------------------------------------------------------------
52                                                     Image Entertainment, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

exercised (as to 22,039 shares in fiscal 1997, 84,168 shares in fiscal 1996, and 12,299 shares in fiscal 1995, at per-share exercise prices ranging from $.74 to $1.07) and Rights to purchase 123,069 shares were outstanding. The above table includes as outstanding on March 31, 1997 additional Rights to purchase 69,744 shares, which Rights would be granted only upon subsequent exercises of Management Options.

Rights granted in connection with the exercise of a Management Option are exercisable for two years from the date of grant and have a per-share exercise price equal to the greater of (a) $.74 or (b) the exercise price of the Management Option.

Upon certain issuances of shares of common stock other than pursuant to the exercise of Management Options, each Investor will be granted a Right (the "Other Right") so that the equity interest represented by the Agreement shares held by the Investor (excluding the shares purchased upon the exercise of Rights issued in connection with the exercise of Management Options) will not be diluted. As of March 31, 1997, Other Rights to purchase 851,616 shares of common stock had been exercised (as to 433 shares in fiscal 1997, 2,720 shares in fiscal 1996, and 87,771 shares in fiscal 1995, at per-share exercise prices ranging from $.59 to $9.29).

The Company applies APB Opinion No. 25 in accounting for its stock option plans, and accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's consolidated net income and net income per share would have been decreased to the pro-forma amounts indicated below:

   (In thousands, except per share data)       1997     1996
                                               -----   ------

       Consolidated Net Income:
          As reported                          $ 845   $7,599
          Pro-forma                            $ 777   $7,324
                                               =====   ======

       Consolidated Net Income per Share:
          As reported                          $ .06   $  .49
          Pro-forma                            $ .06   $  .47
                                               =====   ======

The weighted-average fair value of options granted during fiscal 1997 and 1996 was $7.19 and $6.59, respectively, using the Black-Scholes option-pricing model with the following weighted-average assumptions: Fiscal 1997 and 1996 - expected volatility of 60%, risk-free interest rates of 5.7% - 6.7%, no expected dividends and an expected life of six years.

Pro-forma consolidated net income and net income per share reflects only options granted in fiscal 1997 and 1996. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro-forma consolidated net income and net income per share amounts presented above because compensation cost is reflected over the option vesting periods of up to four years and compensation cost for options granted prior to April 1, 1995 are not considered.
--------------------------------------------------------------------------------
Image Entertainment, Inc.                                                     53

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 14.  INCOME TAXES.

Income taxes for the three years ended March 31, 1997, all current, are summarized as follows:

(In thousands)      1997    1996    1995
                    -----   -----   -----

       Federal      $  32   $ 165   $ 100
       State          345     578      41
                    -----   -----   -----
                    $ 377   $ 743   $ 141
                    =====   =====   =====

The tax effects of temporary differences that give rise to a significant portion of the deferred tax assets at March 31, 1997 and 1996 are presented below:

       (In thousands)                                    1997           1996
                                                       -------        -------

       Deferred tax assets:
          Net operating loss carryforwards             $    --        $   703
          Royalty reserves                                 669            773
          Sales returns reserve                            294            450
          Inventory reserves                              1228            488
          Installment sales                                398            372
          Bad debt reserve                                 654            213
          Other                                            294            566
                                                       -------        -------

            Deferred tax assets                          3,537          3,565

          Less valuation allowance                      (3,537)        (3,565)
                                                       -------        -------

          Net deferred tax assets                      $    --        $    --
                                                       =======        =======

At March 31, 1997, the Company has fully utilized its net operating loss carryforwards for Federal income tax purposes as well as its Alternative Minimum Tax credit carryforwards.

Expected income tax expense based on Federal statutory rates for the three years ended March 31, 1997 differed from actual tax expense as follows:

       (In thousands)                      1997      1996       1995
                                          ------   --------   --------

       Expected income tax expense        $ 415    $ 2,784    $ 2,205
       State income taxes, net of
          Federal benefit                    73        503        398
       Change in valuation allowance        (28)    (2,361)    (1,336)
       Exercise of stock options             (4)       (24)    (1,168)
       Other                                (79)      (159)        42
                                          -----    -------    -------

                                          $ 377    $   743    $   141
                                          =====    =======    =======

--------------------------------------------------------------------------------
54                                                     Image Entertainment, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 15.  COMMITMENTS AND CONTINGENCIES.

The lease for the Company's corporate office space provides for monthly rent of $14,000 (subject to annual adjustment based upon increases in the consumer price index). The lease for the Company's warehouse space provides for monthly rent of $23,000 (subject to annual adjustment based upon increases in the consumer price index). Both leases expire on March 31, 2000. The lease for the Company's New Jersey combined office and retail space provides for monthly rent of $8,000 increasing annually to a monthly rent of $10,000 in the final fifth year of the lease term and expires on September 15, 2001. The Company also has leased additional warehouse space in Chatsworth, California through March 31, 1998 with monthly rent of $6,000.

Future minimum annual rental payments at March 31, 1997 are approximately as follows:

Fiscal          Amount
------      --------------
            (In thousands)
1998               $  612
1999                  547
2000                  551
2001                  116
2002                   61
                   ------

                   $1,887
                   ======

Rent expense was $538,000, $476,000 and $459,000 for fiscal 1997, 1996, and
1995, respectively.

At March 31, 1997, the Company had $2.5 million of outstanding letters of credit which expire on November 15, 1997. These letters of credit secure balances due to program suppliers.

At March 31, 1997, the Company's future obligations for royalty advances and minimum guarantees and exclusive distribution fee guarantees under the terms of existing licenses and an exclusive distribution agreement, respectively, are as follows:

Fiscal          Amount
------      --------------
            (In thousands)
1998              $ 3,529
1999                7,400
2000                6,000
                  -------

                  $16,929
                  =======

At such time as the Las Vegas, Nevada warehouse and distribution facility is completed and operational, the Company intends to sublease its existing 48,000 square foot warehouse and distribution facility in Chatsworth, California (See
                                                                           ---
"Note 7. Purchase of Nevada Real Property"). Management believes it can sublease the Chatsworth warehouse at a rate that will not result in a material expense to the Company.

In the normal course of business, the Company and its subsidiary are subject to proceedings, lawsuits and other claims, including proceedings under government laws and regulations relating to employment and tax matters. While it is not possible to predict the outcome of these matters, it is the opinion of management, based on consultations with legal counsel, that the ultimate disposition of known proceedings will not have a material adverse impact on the Company's financial position, results of operations or liquidity.
--------------------------------------------------------------------------------
Image Entertainment, Inc.                                                     55

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 16.  LIQUIDITY.

Working capital has historically been provided by cash flows from operations, private sales of common stock, notes representing long-term debt and bank borrowings. For fiscal 1997, operating activities used cash and cash equivalents of $2,571,000, investing activities used cash and cash equivalents of $6,234,000 and financing activities provided cash and cash equivalents of $5,229,000. During fiscal 1997, borrowings on the Company's existing credit facilities were necessary to supplement operating cash flows in order to meet working capital requirements which included certain discretionary activities such as entering into new exclusive license agreements and the acquisition of land for a new warehouse and distribution facility in Las Vegas, Nevada. See
                                                                          ---
"Note 9. Revolving Credit Facility." Certain significant recent developments have caused management to grow concerned that the Company's current sources of working capital may be insufficient to fund working capital requirements in fiscal 1998, unless certain discretionary licensing and capital investment programs are curtailed and additional sources of working capital are secured. These significant recent developments are as follows:

     .    Suspension of $2.7 Million in Musicland Accounts Receivable.  In
          -----------------------------------------------------------
          February 1997, the Company's largest customer, Musicland, suspended payment indefinitely on $2.7 million of outstanding accounts receivable. In May 1997, the suspended receivable aged past Union Bank's borrowing eligibility requirement and accordingly, the Company's available borrowings under its revolving line of credit with Union Bank were reduced by approximately $2.2 million.

     .    The April 1997 Cancellation of a Prior Escrow to Sell a Portion of
          ------------------------------------------------------------------
          Nevada Land (Note 7).  In June 1997, the Company entered into another
          --------------------
          escrow to sell the front 8.8 acres of its land in Las Vegas, Nevada. There can be no assurance that escrow will close.

     .    The March 1997 Introduction of DVD and its Impact on the Company's
          ------------------------------------------------------------------
          Results of Operations.  The introduction of DVD in March 1997 has,
          ---------------------
          in the opinion of management, negatively affected the Company's sales and cash flows due to generally declining sales levels of laserdisc software and hardware.

In response to the aforementioned significant recent developments and the related concerns these events raise regarding the Company's liquidity during fiscal 1998, management has developed a fiscal 1998 action plan ("Action Plan"). The Action Plan principally involves:

     . Reducing or suspending certain discretionary expenditures such as suspending the Company's stock buy-back program, reducing or eliminating, when possible, up-front payments for advance royalties, distribution fees and contractual inventory purchases on potential new exclusive license and distribution agreements, increasing levels of trade vendor support and deferring the commencement of construction of a proposed warehouse and distribution facility in Las Vegas, Nevada; and

    . Seeking additional working capital through sources such as obtaining debt and/or equity financing, monetizing a portion of the delinquent Musicland and Camelot receivables, selling the front 8.8 acres of its Nevada land and generating revenues from exclusive DVD distribution.

Management believes that the Company, through successful implementation of sufficient elements of its Action Plan, will be able to meet its cash requirements for fiscal 1998.
--------------------------------------------------------------------------------
56                                                     Image Entertainment, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 17.  RELATED PARTY TRANSACTIONS.

     Two individuals, who may be deemed to beneficially own more than 5% of the Company's common stock as the sole shareholders of Image Investors Co., may be deemed to indirectly control Orion Pictures Corporation ("OPC"). OPC's wholly-owned subsidiary Orion Home Video Corporation ("OHVC") licenses programs to the Company in the ordinary course of its business. The Company believes that the terms of its license agreements with OHVC are comparable to the terms of similar agreements between the Company and unaffiliated parties. During the period commencing on April 1, 1996 and ending on March 31, 1997, the Company paid OHVC royalties of approximately $850,000.

     In June 1996, the Company's Board of Directors approved the Company's purchase of 138,000 shares of the Company's common stock from the Company's President and Chief Executive Officer at $5.8125 per share. The closing price of the common stock on the date of purchase was $6.125.

NOTE 18.  QUARTERLY FINANCIAL DATA.  (UNAUDITED)

Summarized quarterly financial data for fiscal 1997 and 1996 is as follows:


                                                         Quarter
                                                         -------
(In thousands, except per share data)          Jun. 30   Sep. 30   Dec. 31   Mar. 31     Total
                                               -------   -------   -------   --------   --------

Fiscal year ended March 31, 1997:
---------------------------------

Net sales                                      $20,146   $17,762      $24,948           $22,794    $85,650
Operating income (loss)                        $   850   $   583      $ 1,087           $  (269)   $ 2,251
Income (loss) before extraordinary item        $   606   $   496      $   301/(1)/      $  (431)   $   972
Net income (loss)                              $   606   $   496      $   158/(2)/      $  (415)   $   845
Net income (loss) per share:
  Income (loss) before extraordinary item      $   .04   $   .04      $   .02           $  (.03)   $   .07
  Net income (loss)                            $   .04   $   .04      $   .01           $  (.03)   $   .06

Fiscal year ended March 31, 1996:
---------------------------------

Net sales                                      $18,129   $26,007      $28,072           $22,878    $95,086
Operating income                               $ 1,347   $ 2,211      $ 2,670           $ 1,932    $ 8,160
Net income                                     $ 1,259   $ 2,002      $ 2,427           $ 1,911    $ 7,599
Net income per share                           $   .09   $   .13      $   .15           $   .12    $   .49

--------------------

(1) Includes nonrecurring charges totaling $662,000 relating to the write-off of acquisition expenses.

(2) Net of extraordinary charge, net of taxes, related to early retirement of debt of $127,000.
--------------------------------------------------------------------------------
Image Entertainment, Inc.                                                     57

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
          ---------------------------------------------------------------
          FINANCIAL DISCLOSURE.
          --------------------

          None.


                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
          ---------------------------------------------------

      The information required by this item is incorporated by reference from the information contained under the caption entitled "Election of Directors" in the Company's definitive proxy statement to be filed with the Commission in connection with the Company's 1997 Annual Meeting of Shareholders.


ITEM 11.  EXECUTIVE COMPENSATION.
          ----------------------

      The information required by this item is incorporated by reference from the information contained under the caption entitled "Executive Compensation" in the Company's definitive proxy statement to be filed with the Commission in connection with the Company's 1997 Annual Meeting of Shareholders.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
          --------------------------------------------------------------

      The information required by this item is incorporated by reference from the information contained under the caption entitled "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive proxy statement to be filed with the Commission in connection with the Company's 1997 Annual Meeting of Shareholders.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
          ----------------------------------------------

      The information required by this item is incorporated by reference from the information contained under the caption entitled "Certain Relationships and Related Transactions" in the Company's definitive proxy statement to be filed with the Commission in connection with the Company's 1997 Annual Meeting of Shareholders.
--------------------------------------------------------------------------------
58                                                     Image Entertainment, Inc.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
          ---------------------------------------------------------------

(a) THE FOLLOWING DOCUMENTS ARE FILED AS A PART OF THIS REPORT.

                                                                                         Page
                                                                                         -----
    1.   Financial Statements:
         Independent Auditors' Report...................................................  35
         Consolidated Balance Sheets at March 31, 1997 and 1996.........................  36
         Consolidated Statements of Operations for the years ended March 31, 1997,
         1996 and 1995..................................................................  38
         Consolidated Statements of Shareholders' Equity for the years ended
         March 31, 1997, 1996 and 1995..................................................  39
         Consolidated Statements of Cash Flows for the years ended March 31, 1997,
         1996 and 1995..................................................................  40
         Notes to Consolidated Financial Statements.....................................  43
    2.   Financial Statement Schedule:
         Schedule II - Valuation and Qualifying Accounts................................  60
    3.   Exhibits:  See the Exhibit Index on pages i through iii.

(b) REPORTS ON FORM 8-K.
         None.

--------------------------------------------------------------------------------
Image Entertainment, Inc.                                                     59

                                  SCHEDULE II
                    -- VALUATION AND QUALIFYING ACCOUNTS --
               FOR THE YEARS ENDED MARCH 31, 1997, 1996 AND 1995


                                                Allowance for Doubtful Accounts
                                                -------------------------------
                                                     Additions
                                        Balance at   Charged to                  Balance
                                        Beginning    Costs and      Amounts       at End
(In thousands)                           of Year      Expenses    Written-Off    of Year
                                        ----------   ----------   -----------   ----------
For the Year Ended March 31, 1997:        $  333       $1,946       $  (650)      $1,629
                                          ======       ======       =======       ======

For the Year Ended March 31, 1996:        $  200       $  282/*/    $  (149)      $  333
                                          ======       ======       =======       ======


For the Year Ended March 31, 1995:        $  169       $   78       $   (47)      $  200
                                          ======       ======       =======       ======

                                                Allowance for Sales Returns
                                                ---------------------------
                                                     Additions
                                        Balance at   Charged to                 Balance
                                        Beginning    Costs and    Amounts       at End
(In thousands)                          of Year      Expenses     Written-Off   of Year
                                        ----------   ----------   -----------   ---------
For the Year Ended March 31, 1997:        $2,850       $  330      $    --       $3,180
                                          ======       ======      =======       ======

For the Year Ended March 31, 1996:        $2,500       $  350      $    --       $2,850
                                          ======       ======      =======       ======

For the Year Ended March 31, 1995:        $4,075       $   --      $(1,575)      $2,500
                                          ======       ======      =======       ======

* Includes $177,000 representing the allowance for doubtful accounts of U.S. Laser as of its June 1995 acquisition date. See Item 7. "Acquisition."
                                               ---

--------------------------------------------------------------------------------
60                                                     Image Entertainment, Inc.

                                   SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             IMAGE ENTERTAINMENT, INC.,
                             a California corporation


Dated:  June 30, 1997        By: /s/ Martin W. Greenwald
                                 ------------------------------------
                                 MARTIN W. GREENWALD,
                                 Chairman of the Board, Chief Executive Officer, President & Treasurer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                 /s/ Martin W. Greenwald
                                 ------------------------------------
Dated:  June 30, 1997            MARTIN W. GREENWALD,
                                 Chairman of the Board, Chief Executive Officer,
                                 President & Treasurer

                                 /s/ Jeff M. Framer
                                 ------------------------------------
Dated:  June 30, 1997            JEFF M. FRAMER,
                                 Chief Financial Officer (Principal Financial
                                 and Accounting Officer)

                                 /s/ Stuart Segall
                                 ------------------------------------
Dated:  June 30, 1997            STUART SEGALL,
                                 Vice President & Director

                                 /s/ Ira Epstein
                                 ------------------------------------
Dated:  June 30, 1997            IRA EPSTEIN,
                                 Director

                                 /s/ Russell Harris
                                 ------------------------------------
Dated:  June 30, 1997            RUSSELL HARRIS,
                                 Director

--------------------------------------------------------------------------------
Image Entertainment, Inc.                                                     61

                                 EXHIBIT INDEX


EXHIBIT NO.   DESCRIPTION
-----------   -----------

3.1 Restated Articles of Incorporation. Filed as Exhibit 3.1 of the Company's Form 10-K for the year ended March 31, 1995, and incorporated by reference herein.

3.2 Bylaws. Filed as Exhibit 3.2 of the Company's Form 10-K for the year ended March 31, 1995, and incorporated by reference herein.

10.1 /+/ The Company's Restated 1989 Incentive Stock Option Plan, as amended. Filed as Exhibit 10.1 of the Company's Form 10-K for the year ended March 31, 1992, and incorporated by reference herein.

10.2 /+/ The Company's 1990 Stock Option Plan. Filed as Exhibit A of the Company's Proxy Statement dated December 27, 1990, and incorporated by reference herein.

10.3 /+/ The Company's Restated 1992 Stock Option Plan. Filed as Exhibit A of the Company's Proxy Statement dated September 9, 1994, and incorporated by reference herein.

10.4 The Company's 1994 Eligible Directors Stock Option Plan and Form of Eligible Director Non-Qualified Stock Option Agreement. Filed as Exhibit 10.4 of the Company's Form 10-K for the year ended March 31, 1995, and incorporated by reference herein.

10.5 /+/ Form of Option Agreement dated October 15, 1991 between the Company and Martin W. Greenwald. Filed as Exhibit 10.3 of the Company's 10-Q for the quarter ended September 30, 1991, and incorporated by reference herein.

10.6 /+/ Option granted August 13, 1992 by the Company to Cheryl Lee. Filed as Exhibit 10.12 of the Company's Form 10-K for the year ended March 31, 1994, and incorporated by reference herein.

10.7 /+/ Form of Option granted May 19, 1994 to Jeff Framer, Cheryl Lee and David Borshell. Filed as Exhibit 10.24 to the Company's Form 10-K for the year ended March 31, 1994, and incorporated by reference herein.

10.8 /+/ Employment Agreement of Martin W. Greenwald dated July 1, 1994. Filed as Exhibit 10.8 of the Company's Form 10-K for the year ended March 31, 1995, and incorporated by reference herein.

10.8.A /+/    Amendment No. 1 dated and effective as of July 1, 1995 to
              Employment Agreement of Martin W. Greenwald dated July 1, 1994.
              Filed as Exhibit 10.1 of the Company's 10-Q for the quarter ended
              June 30, 1995, and incorporated herein by reference herein.

10.8.B. /+/   Amendment No. 2 dated and effective as of July 1, 1996 to
              Employment Agreement of Martin W. Greenwald dated July 1, 1994.
              Filed as Exhibit 10.3 of the Company's 10-Q for the quarter ended
              September 30, 1996, and incorporated herein by reference herein.

--------------------------------------------------------------------------------
Image Entertainment, Inc.                                                      i

10.9 /+/      Employment Agreement of Cheryl Lee dated July 1, 1994.  Filed as
              Exhibit 10.9 of the Company's Form 10-K for the year ended March 31, 1995, and incorporated by reference herein.

10.9.A /+/    Amendment No. 1 dated and effective as of July 1, 1995 to
              Employment Agreement of Cheryl Lee dated July 1, 1994.  Filed as
              Exhibit 10.2 of the Company's 10-Q for the quarter ended June 30, 1995, and incorporated herein by reference herein.

10.10 /+/     Employment Agreement of Jeff Framer dated July 1, 1994.  Filed as
              Exhibit 10.10 of the Company's Form 10-K for the year ended March
              31, 1995, and incorporated by reference herein.

10.10.A /+/   Amendment No. 1 dated and effective as of July 1, 1995 to
              Employment Agreement of Jeff Framer dated July 1, 1994.  Filed as
              Exhibit 10.3 of the Company's 10-Q for the quarter ended June 30, 1995, and incorporated herein by reference herein.

10.11 /+/     Employment Agreement of David Borshell dated July 1, 1994.  Filed as Exhibit 10.11 of the Company's Form 10-K for the year ended
              March 31, 1995, and incorporated by reference herein.

10.11.A /+/   Amendment No. 1 dated and effective as of September 1, 1994 to
              Employment Agreement of David Borshell dated July 1, 1994. Filed as Exhibit 10.11.A of the Company's Form 10-K for the year ended
              March 31, 1995, and incorporated by reference herein.

10.12 /+/     Form of Indemnity Agreement between the Company and its directors and officers. Filed as Exhibit F of the Company's Proxy Statement dated September 5, 1989, and incorporated by reference herein.

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

10.16 Purchase and Sale Agreement between the Company and LEI Partners, L.P. dated December 31, 1990. Filed as Exhibit 10.1 of the Company's Form 10-Q for the quarter ended December 31, 1990, and incorporated by reference herein.
--------------------------------------------------------------------------------
ii                                                     Image Entertainment, Inc.

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

10.19 Agreement for Purchase and Sale dated June 5, 1996, between Airport Center Partnership and the Company. Filed as Exhibit 10.19 of the Company's Form 10-K for the year end March 31, 1996

10.20/*/ Loan Agreement between the Company and Union Bank of California, N.A. dated as of December 17, 1996.

10.20.A/*/    Amendment No. 1 dated as of February 5, 1997 to Loan Agreement dated as of December 17, 1996 by and between the Company and Union
              Bank of California, N.A.

10.20.B/*/    Amendment No. 2 dated as of February 25, 1997 to Loan Agreement dated as of December 17, 1996 by and between the Company and Union
              Bank of California, N.A.

10.21 Stock Purchase Agreement between the Company and Stuart Segall dated as of July 12, 1995. Filed as Exhibit 10.1 of the Company's Form 10-Q for the quarter ended September 30, 1996, and incorporated by reference herein.

10.22         Stock Purchase Agreement between the Company and Martin W.
              Greenwald dated as of June 27, 1996. Filed as Exhibit 10.2 of the Company's Form 10-Q for the quarter ended September 30, 1996, and incorporated by reference herein.

10.23/*/ Construction Agreement between the Company and Carson Construction Management, Inc. dated as of November 25, 1996.

21/*/         Subsidiaries of the Registrant.

23/*/ Consent Letter of KPMG Peat Marwick LLP, Independent Certified Public Accountant.

27/*/         Financial Data Schedule.


              * EXHIBIT(S) NOT PREVIOUSLY FILED WITH THE SECURITIES AND
                EXCHANGE COMMISSION.
              + MANAGEMENT CONTRACTS, COMPENSATORY PLANS OR ARRANGEMENTS.

--------------------------------------------------------------------------------
Image Entertainment, Inc.                                                    iii