Form 10-Q
period 1997-06-30
IMAGE ENTERTAINMENT INC
filed 1997-08-13
CIK 216324

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            _______________________

                                   FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For THE QUARTERLY PERIOD ENDED JUNE 30, 1997

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES (x) NO ( )

Number of shares outstanding of the registrant's common stock on August 8, 1997:
13,697,115

                              PART I - FINANCIAL INFORMATION
===============================================================================


ITEM 1.  FINANCIAL STATEMENTS.
         --------------------

                           IMAGE ENTERTAINMENT, INC.

                          CONSOLIDATED BALANCE SHEETS

                        June 30, 1997 and March 31, 1997


================================================================================

                                     ASSETS

                                                          June 30, 1997    March 31, 1997
                                                          --------------   --------------
(In thousands)                                             (unaudited)

Cash and cash equivalents                                   $   299           $ 1,090

Accounts receivable, net of allowances of
 $4,281 - June 30, 1997;
 $4,809 - March 31, 1997                                      9,319            10,759

Inventories (Note 3)                                         17,461            17,776

Royalties, distribution fee and license fee advances          7,505             8,454

Prepaid expenses and other assets                               816               751

Property, equipment and improvements, net of
 accumulated depreciation and amortization of
 $4,187 - June 30, 1997;
 $3,972 - March 31, 1997                                      7,678             7,618
                                                            -------           -------
                                                            $43,078           $46,448
                                                            =======           =======

          See accompanying notes to consolidated financial statements

                           IMAGE ENTERTAINMENT, INC.

                          CONSOLIDATED BALANCE SHEETS

                        June 30, 1997 and March 31, 1997


================================================================================

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                          June 30, 1997    March 31, 1997
                                                         --------------   ---------------
(In thousands, except share data)                         (unaudited)
LIABILITIES:

Accounts payable and accrued liabilities                   $15,490           $15,922

Accrued royalties                                            3,299             3,481

Revolving credit facility (Note 5)                           5,544             8,709

Construction credit facility (Note 6)                          400                 -

Note payable (Note 7)                                          281               285
                                                           -------           -------

 Total liabilities                                          25,014            28,397
                                                           -------           -------

SHAREHOLDERS' EQUITY:

Preferred stock, $1 par value, 3,366,000 shares
 authorized; none issued and outstanding                         -                 -

Common stock, no par value, 25 million  shares
 authorized; 13,563,000 and 13,343,000 issued
 and outstanding at June 30, 1997 and
 March 31, 1997, respectively                               17,822            17,642

Stock warrants                                                 (49)              (73)

Additional paid-in capital                                   3,064             3,064

Accumulated deficit                                         (2,773)           (2,582)

Liquidity (Note 7)

                                                           -------           -------
 Net shareholders' equity                                   18,064            18,051
                                                           -------           -------

                                                           $43,078           $46,448
                                                           =======           =======

          See accompanying notes to consolidated financial statements

                           IMAGE ENTERTAINMENT, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

               For the Three Months Ended June 30, 1997 and 1996

===============================================================================



(In thousands, except per share data)        1997       1996
                                           --------   --------

NET SALES                                  $16,902    $20,146

OPERATING COSTS AND EXPENSES:
 Cost of optical disc sales                 14,049     15,981
 Selling expenses                            1,047      1,081
 General and administrative expenses         1,009      1,462
 Amortization of production costs              831        772
                                           -------    -------

                                            16,936     19,296
                                           -------    -------

OPERATING INCOME (LOSS)                        (34)       850

OTHER EXPENSES (INCOME):
 Interest expense                              203         26
 Interest income                               (46)       (95)
                                           -------    -------

                                               157        (69)
                                           -------    -------

INCOME (LOSS) BEFORE INCOME TAXES             (191)       919

INCOME TAXES                                     -        313
                                           -------    -------

NET INCOME (LOSS)                          $  (191)   $   606
                                           =======    =======

NET INCOME (LOSS) PER SHARE (Note 4)         $(.01)      $.04
                                           =======    =======

WEIGHTED AVERAGE SHARES
OUTSTANDING (Note 4)                        13,431     16,033
                                           =======    =======




          See accompanying notes to consolidated financial statements

                           IMAGE ENTERTAINMENT, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

               For the Three Months Ended June 30, 1997 and 1996
================================================================================


(In thousands)                                              1997       1996
                                                           -------   --------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)                                          $ (191)   $   606

Adjustments to reconcile net income
 to net cash (used) provided by operating activities:
  Amortization of production costs                            831        772
  Depreciation and amortization                               217        190
  Amortization of stock warrants                               24         87
  Provision for doubtful accounts, net of recoveries         (252)       216
Changes in assets and liabilities associated
 with operating activities:
  Accounts receivable                                       1,692       (828)
  Optical disc inventory                                      393       (360)
  Royalty, distribution and license fee advances, net         949       (595)
  Production cost expenditures                               (909)      (763)
  Prepaid expenses and other assets                           (67)      (620)
  Notes receivable                                              -         41
  Accounts payable, accrued royalties
   and liabilities                                           (635)    (1,242)
                                                           ------    -------

   Net cash provided (used) by operating activities         2,052     (2,496)
                                                           ------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:

 Capital expenditures                                        (253)      (201)
                                                           ------    -------

   Net cash used by investing activities                     (253)      (201)
                                                           ------    -------




          See accompanying notes to consolidated financial statements

                           IMAGE ENTERTAINMENT, INC.

                                  (UNAUDITED)

               For the Three Months Ended June 30, 1997 and 1996
================================================================================


(In thousands)                                            1997        1996
                                                        ---------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:

 Advances under revolving credit facility               $ 12,848    $     -
 Advances under construction credit facility                 400          -
 Repayment of advances under revolving
  credit facility                                        (16,013)         -
 Principal payments under note payable                        (4)         -
 Principal payments under capital lease obligation            (1)         -
 Repurchase of common stock                                    -       (172)
 Net proceeds from exercise of stock options                 180         39
                                                        --------    -------

  Net cash used by financing activities                   (2,590)      (133)
                                                        --------    -------

NET DECREASE IN CASH AND
CASH EQUIVALENTS                                            (791)    (2,830)

 Cash and cash equivalents at beginning of period          1,090      4,666
                                                        --------    -------

 Cash and cash equivalents at end of period             $    299    $ 1,836
                                                        ========    =======


SUPPLEMENTAL DISCLOSURES OF CASH
 FLOW INFORMATION:

 Cash paid during the period for:
  Interest                                              $    179    $    20
  Income taxes                                          $     90    $   130
                                                        ========    =======

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:

During the June 1997 quarter, a capital lease obligation of $22,000 was incurred for a new vehicle.

On June 27, 1996, the Board of Directors entered into an agreement to purchase 138,000 shares of the Company's common stock held by Martin W. Greenwald, the Company's Chairman and Chief Executive Officer for $802,000. At June 30, 1996 the transaction was recorded as a reduction to common stock and an increase to accounts payable and accrued liabilities.

          See accompanying notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
------------------------------------------------------------------

NOTE 1.  BASIS OF PRESENTATION.

The accompanying consolidated financial statements as of and for the three months ended June 30, 1997 include the accounts of Image Entertainment, Inc. and its wholly-owned subsidiary U.S. Laser Video Distributors, Inc. (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying consolidated balance sheet at June 30, 1997 and the related consolidated statements of operations and cash flows for the three-month periods ended June 30, 1997 and 1996 of the Company included herein are unaudited; however, such information reflects all adjustments of a normal recurring nature which management believes are necessary for a fair presentation of results for the interim periods. The accompanying consolidated financial information for the three months ended June 30, 1997 and 1996 should be read in conjunction with the Financial Statements, the Notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's March 31, 1997 Form 10-K.

The preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. The more significant areas requiring the use of management estimates related to allowances for slow-moving inventory, doubtful accounts receivables, royalties and other advances and sales returns. Actual results could differ from those estimates.

Certain fiscal 1997 amounts have been reclassified to conform with the fiscal 1998 presentation.

Seasonality and Variability.  The Company has generally experienced higher sales
---------------------------
of laserdiscs in the quarters ended December 31 and March 31 due to increased consumer spending associated with the year-end holidays and the home video release of many high profile, high budget summer theatrical releases; however, since most sales of a title occur in the first few months after its release, seasonal sales also vary with the popularity of titles in release. In addition to seasonality issues, other factors have contributed to the fluctuation in the Company's net sales on a quarterly basis. These factors include: (i) the popularity of titles in release during the quarter; (ii) the Company's marketing and promotional activities; (iii) the Company's rights and distribution activities; (iv) the extension, termination or non-renewal of existing license and distribution rights; and (v) general economic changes affecting consumer demand for laserdisc hardware and software and affecting the buying habits of the Company's customers. The Company expects that its digital video disc ("DVD") sales patterns and net sales on a quarterly basis will be similarly affected. The results of operations for the three months ended June 30, 1997 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 1998.

NOTE 2.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS.

In June 1997, Statement of Financial Accounting Standards No. 130 ("SFAS No. 130") "Reporting Comprehensive Income" was issued. SFAS No. 130 establishes standards for reporting and display of comprehensive income and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
------------------------------------------------------------------

its components in a full set of general purpose financial statements. SFAS No. 130 is effective for both interim and annual periods beginning after December 15, 1997. The Company will adopt SFAS No. 130 in its quarter ending March 31, 1998.

In February 1997, Statement of Financial Accounting Standards No. 128 ("SFAS No. 128") Earnings Per Share was issued. SFAS No. 128 supersedes Accounting Principles Board Opinion No. 15, Earnings Per Share and specifies the computation, presentation, and disclosure requirements for earnings per share ("EPS") for entities with publicly held common stock. SFAS No. 128 was issued to simplify the computation of EPS and to make the U.S. standard more compatible with the EPS standards of other countries and that of the International Accounting Standards Committee. SFAS No. 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997. The Company will adopt SFAS No. 128 in its quarter ending December 31, 1997.


NOTE 3.      INVENTORIES.

Inventories at June 30, 1997 and March 31, 1997 are summarized as follows:


                                       June 30,   March 31,
(In thousands)                           1997       1997
                                       --------   ---------
      Optical disc inventory, net       $15,807     $16,200
      Production costs, net               1,654       1,576
                                        -------     -------
                                        $17,461     $17,776
                                        =======     =======

Optical disc inventory consists of finished optical discs (laserdiscs and DVDs) for sale and is stated at the lower of average cost or market and is net of reserves for slow-moving laserdisc inventory of $3,571 and $3,070 at June 30, 1997 and March 31, 1997, respectively.

Production costs are net of accumulated amortization of $5,085 and $5,011 at June 30, 1997 and March 31, 1997, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
------------------------------------------------------------------

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

For the three months ended June 30, 1997, the calculation of net loss per share did not include common share equivalents (stock options and warrants) as their effect would be antidilutive. The modified treasury stock method was applied in determining net income per share for the three months ended June 30, 1996.

Fully diluted net income per share was not presented for the periods ended June 30, 1997 and 1996 since the amounts did not differ significantly from the primary net income per share.

The following table sets forth the calculation of net income per share for the quarters ended June 30, 1997 and 1996:

(In thousands, except per share data)                                                    1997       1996
                                                                                         ----       ----
      As Presented
      ------------
      Net income (loss)                                                                 $  (191)   $   606
                                                                                        -------    -------

      Adjustment
      ----------
      Add: interest income on assumed investment
         in U.S. government securities, net of taxes                                          -         89
                                                                                        -------    -------

      As Adjusted
      -----------
      Net income (loss)                                                                 $  (191)   $   695
                                                                                        =======    =======
      Weighted average common shares and
         common share equivalents outstanding:
      Common shares                                                                      13,431     13,723
      Common stock options and warrants                                                       -      2,310
                                                                                        -------    -------
                                                                                         13,431     16,033
                                                                                        =======    =======
      Net income (loss) per share                                                       $  (.01)      $.04
                                                                                        =======    =======

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
------------------------------------------------------------------

NOTE 5.  REVOLVING CREDIT FACILITY.

In December 1996, the Company entered into a Loan Agreement (the "Agreement") with Union Bank. The Agreement provides for revolving advances and the issuance of standby letters of credit under a two-year, $20 million revolving credit facility. Borrowings under the Agreement are at Union Bank's prime rate plus
 .25% (8.75% at June 30, 1997). The Agreement provides the Company the option of borrowing for fixed periods at the London Interbank Offered Rate ("LIBOR") plus 2.5% (8.19% at June 30, 1997).

Borrowings under the Agreement are secured by substantially all of the Company's assets located in California and New Jersey. Funds available for borrowing may not exceed the borrowing base specified in the Agreement. At June 30, 1997, $5,544,000 was outstanding under the Agreement, of which $3,000,000 was borrowed under a one-month LIBOR option, and $1,497,000, net of amounts utilized for outstanding letters of credit, was available for borrowing. The Agreement requires the Company to comply with certain financial and operating covenants. At June 30, 1997, the Company was in compliance with financial and operating covenants or has received waivers of noncompliance from Union Bank. The Agreement requires that compliance with certain covenants be measured at each quarter-end. At September 30, 1997, management believes that the Company may violate a covenant requirement that net income be maintained at $500,000 measured on a two-quarter consecutive average ("Net Income Covenant") as well as a covenant which requires the Company to maintain minimum tangible net worth of $18 million ("Tangible Net Worth Covenant"). Management believes that Union Bank will grant waivers of noncompliance for such technical defaults, similar to the waivers which the Company received at June 30, 1997. Management believes that, based on the Company's expectation of seasonally stronger third and fourth fiscal quarters, the Company will be in compliance with the Net Income Covenant and Tangible Net Worth Covenant for the last two quarters of fiscal 1998. Should the Company fall into technical noncompliance with the Net Income Covenant or Tangible Net Worth Covenant during the third and fourth quarters of fiscal 1998, management believes that Union Bank will grant waivers of noncompliance at that time.

NOTE 6. CONSTRUCTION CREDIT AND WAREHOUSE AND DISTRIBUTION EQUIPMENT LEASE FACILITIES.

Construction Credit Facility.
----------------------------

In March 1997, the Company entered into a Business Loan Agreement (the "Loan Agreement") with Bank of America National Trust and Savings Association in Nevada. The Loan Agreement provides for a construction line of credit (the "Construction Line") through January 31, 1998. The maximum available under the line (the "Maximum Commitment") is $3,434,000 which shall be reduced quarterly beginning December 31, 1997 by $43,000. The Construction Line converts to a revolving line of credit (the "Revolving Line") on January 31, 1998. Under the Revolving Line, the Company may repay and reborrow principal amounts provided the Revolving Line does not exceed the Maximum Commitment. The Revolving Line is available from February 1, 1998 through its maturity date of January 31, 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
------------------------------------------------------------------

Borrowings under the Loan Agreement are secured by a deed of trust on the approximate 8.4 acres of land in Las Vegas, Nevada on which the Company intends to construct a new warehouse and distribution facility as well as any of the Company's assets located in Nevada, excluding inventory held for sale. Interest under the Construction Line and the Revolving Line is at the bank's prime rate plus 1.25% (9.75% at June 30, 1997). The Loan Agreement provides the Company the option, under the Revolving Line, of borrowing for fixed periods of time at LIBOR plus either 2.25% or 2.65% depending on level of the Company's debt service coverage ratio, as defined in the Loan Agreement. At June 30, 1997, there were $400,000 in borrowings outstanding under the Construction Line. The Loan Agreement requires the Company to comply with certain quarterly financial and operational covenants which were met as of June 30, 1997. In the event that the financial covenants within the Loan Agreement are violated, future borrowings may be restricted.

Warehouse and Distribution Equipment Lease Facility.
---------------------------------------------------

At June 30, 1997 there were no borrowings outstanding under the Company's March 1997 $2.5 million warehouse and distribution equipment lease facility with BankAmerica Leasing and Capital Corporation. The lease contains certain quarterly financial and operating covenants which were met as of June 30, 1997.

NOTE 7.  LIQUIDITY.

Working capital has historically been provided by cash flows from operations, private sales of common stock, notes representing long-term debt and bank borrowings. For the three months ended June 30, 1997, operating activities provided cash and cash equivalents of $2,052,000, investing activities , consisting of capital expenditures, used cash and cash equivalents of $253,000 and financing activities, consisting primarily of repayments of borrowings, used cash and cash equivalents of $2,590,000.

The following significant developments have caused management to grow concerned that the Company's current sources of working capital may be insufficient to fund working capital requirements in fiscal 1998, unless certain discretionary licensing and capital investment programs are curtailed and additional sources of working capital are secured:

 .     Suspension of $2.7 Million in Musicland Accounts Receivable.  In February
      -----------------------------------------------------------
      1997, the Company's largest customer, Musicland, suspended payment indefinitely on $2.7 million of outstanding accounts receivable. In May 1997, the suspended receivable aged past Union Bank's borrowing eligibility requirement and accordingly, the Company's available borrowings under its revolving line of credit with Union Bank were reduced by approximately $2.2 million.

 .     The August 1997 Cancellation of an Escrow to Sell a Portion of Nevada
      ---------------------------------------------------------------------
      Land.  In August 1997, the Company's escrow to sell the front 8.8 acres of
      ----
      its land in Las Vegas, Nevada was canceled by the prospective buyer.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
------------------------------------------------------------------

 .     The March 1997 Introduction of DVD and its Impact on the Company's Results
      --------------------------------------------------------------------------
      of Operations.  The introduction of DVD in March 1997 has, in the opinion
      -------------
      of management, negatively affected the Company's sales and cash flows due to generally declining sales levels of laserdisc software and hardware.

 .     The July 1997 Chapter 11 Bankruptcy Filing of Alliance Entertainment Corp.
      -------------------------------------------------------------------------
      In July 1997, Alliance Entertainment Corp., one of the largest independent distributors of pre-recorded music and the Company's second largest customer during fiscal 1997, filed voluntarily to reorganize under Chapter 11 of the Bankruptcy Code. As a result of the filing, the Company's available borrowings under its revolving line of credit with Union Bank were reduced by approximately $400,000.

In response to the aforementioned significant developments and the related concerns these events raise regarding the Company's liquidity during fiscal 1998, management developed a fiscal 1998 action plan (Action Plan). The Action Plan principally involves:

 .     Reducing or suspending certain discretionary expenditures such as suspending the Company's stock buy-back program, reducing or eliminating, when possible, up-front payments for advance royalties, distribution fees and contractual inventory purchases on new exclusive license and distribution agreements, increasing levels of trade vendor support and deferring the commencement of construction of a proposed warehouse and distribution facility in Las Vegas, Nevada; and

 .     Seeking additional working capital through such sources as debt and/or equity financing, monetizing a portion of the delinquent Musicland and Camelot Music receivables, selling the front 8.8 acres of its Nevada land and generating revenues from exclusive DVD distribution.

To date, the Company has implemented certain elements of its Action Plan as follows:

 .     MONETIZING A PORTION OF THE DELINQUENT MUSICLAND AND CAMELOT MUSIC
      ------------------------------------------------------------------
      RECEIVABLES.
      -----------

      In July 1997, the Company entered into assignment agreements with two different third-party investors whereby the Company assigned its right, title and interest in and to the suspended $2.7 million in accounts receivable due from Musicland and $372,000 in accounts receivable due from Camelot Music, who filed Chapter 11 in August 1996, respectively.

      The receivables were irrevocably assigned without recourse as to the economic risk of Musicland or Camelot Music ultimate inability to pay. The third-party investors purchased the receivables for cash at a discount, in the case of Musicland, who has not filed Chapter 11 bankruptcy, and at a substantial discount, in the case of Camelot Music, who has filed Chapter 11 bankruptcy. The combined amount forgone by the Company as discounts were substantially less than it had previously

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
------------------------------------------------------------------

      reserved as part of its allowance for doubtful receivables at March 31, 1997, resulting in a recovery at June 30, 1997.

 .     OBTAINING ADDITIONAL SECURED DEBT FINANCING.
      -------------------------------------------

      In July 1997, the Company borrowed $1,350,000 under a Business Loan Agreement (the "Business Loan Agreement") with Pioneer Citizens Bank in Nevada. The Business Loan Agreement bears interest at prime plus 1.75% (10.25% at June 30, 1997), matures February 1, 1998 and is secured by a deed of trust on the approximately 8.8 acres of land adjacent to the Company's proposed warehouse and distribution facility construction site in Las Vegas, Nevada.

      Concurrent with the closing of the Business Loan Agreement, the Company repaid a note payable from the January 1997 purchase of a portion of the aforementioned Nevada land in the amount of $281,000 plus accrued interest so as to provide security for the aforementioned Pioneer Citizens Bank loan.

Management believes that the Company, through continued implementation of sufficient elements of its Action Plan, will be able to meet its cash requirements for fiscal 1998.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
OF OPERATIONS.
-------------

GENERAL

      The Company operates in one industry segment, the domestic home video market. The Company has distributed a broad range of programming on laserdisc ("LD") since 1983. In March 1997, the Company began to distribute programming on the recently introduced digital video disc ("DVD") format. The Company generally enters into license agreements whereby it acquires the exclusive right to manufacture and distribute LD and DVD programming. In addition, the Company acts as an exclusive and nonexclusive wholesale distributor of LD and DVD programming.

RESULTS OF OPERATIONS

      The Company recorded an operating loss of $34,000 for the three months ended June 30, 1997 versus operating income of $850,000 for the three months ended June 30, 1996. The Company recorded a net loss of $191,000, or $.01 per share, for the June 1997 quarter versus net income of $606,000, or $.04 per share, for the June 1996 quarter.

      In July 1997, Alliance Entertainment Corp. ("Alliance"), one of the largest independent distributors of pre-recorded music and the Company's second largest customer in fiscal 1997, filed for protection under Chapter 11 of the Bankruptcy Code. Although the Company was substantially reserved for its accounts receivable from Alliance, an additional provision was taken in the June 1997 quarter to reflect Alliance's bankruptcy filing. Also in July 1997, Montgomery Ward, a mass merchandiser and new customer of the Company (for DVD product since March 1997), filed for Chapter 11 protection, resulting in a further increase in the provision for doubtful receivables at June 30, 1997. These additional provisions for doubtful accounts were offset in full at June 30, 1997 by a recovery of previously reserved accounts receivable of Musicland and Camelot Music. The Company assigned its delinquent Musicland and Camelot Music accounts receivable to third-party investors. See "Liquidity and Capital
                                                     ---
Resources."

      Management believes that the financial difficulties experienced by several of the Company's largest customers have adversely impacted the volume and breadth of such customers' purchases of LD titles as well as their ability to pay on a timely basis. Management also believes that speculation, anticipation and uncertainty preceding and following the launch of the DVD format has adversely impacted and may continue to adversely impact the LD marketplace. LD hardware sales are substantially down from the prior fiscal year which management believes adversely impacts the Company's sales of catalogue titles. Management also believes that as a result of such customers' financial difficulties as well as the introduction of the DVD format, certain of the larger LD retailers are more cautious in their LD purchasing. Responding to the current trend, the Company increased its provision for slow-moving LD inventory by approximately $500,000 during the June 1997 quarter. See "Summary and
                                                         ---
Outlook--Distressed Condition of the Retail Entertainment Software Market" and
- "DVD and LD Outlook."

THE THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1996

      Net sales for the June 1997 quarter decreased 16.1% to $16,902,000 from $20,146,000 for the June 1996 quarter. The June 1996 quarter's net sales benefitted from MGM/UA hit releases such as GOLDENEYE, GET SHORTY and LEAVING LAS VEGAS. There were no such MGM/UA releases in the June 1997 quarter. For the June 1997 quarter, the Company generally experienced weaker net sales of its new LD releases as well as weaker net sales of its catalogue programming as a result of the aforementioned distressed condition of the retail entertainment software market and uncertainty in the LD marketplace preceding and following the launch of the DVD format. The Company released its first exclusive DVD title in the June 1997 quarter and continues to sell DVD on a nonexclusive basis. Net sales of DVD titles, primarily nonexclusive, for the June 1997 quarter were $1,442,000.

      In the future, the Company expects that net sales will continue to be affected by the popularity of new LD and DVD releases, the level of LD and DVD hardware sales, the extent of the Company's distribution of the DVD format, DVD's market penetration, the financial condition of the retail entertainment software market and the prevailing economic environment.

      Cost of optical disc sales (LDs and DVDs collectively) for the June 1997 quarter decreased to $14,049,000 from $15,981,000 for the June 1996 quarter. As a percentage of net sales, cost of optical disc sales for the June 1997 quarter increased to 83.1% from 79.3% for the June 1996 quarter. The margin deterioration primarily reflects an increased provision for slow-moving LD inventory for the June 1997 quarter. The sales mix of higher margin exclusive product and lower-margin nonexclusive product (now including DVD sales) in the June 1997 quarter was comparable to that of the June 1996 quarter. Nonexclusive product sales for the June 1997 and 1996 quarters were approximately 25% of net sales.

      Selling expenses decreased 3.1% to $1,047,000 for the June 1997 quarter from $1,081,000 for the June 1996 quarter. As a percentage of net sales, selling expenses for the June 1997 quarter increased to 6.2% from 5.4% for the June 1996 quarter. During the June 1997 quarter, the Company incurred higher freight costs, as a percentage of net sales, resulting from an increase in freight rates from the Company's freight carrier and higher expenses resulting from changing the publishing frequency of U.S. Laser's LASERVIEWS magazine from bimonthly to 10 issues a year offset, in part, by reduced market development funds offered to customers.

      General and administrative expenses decreased 31.0% to $1,009,000 for the June 1997 quarter from $1,462,000 for the June 1996 quarter. As a percentage of net sales, general and administrative expenses for the June 1997 quarter decreased to 6.0% from 7.3% for the June 1996 quarter. The decrease is attributable to a recovery of previously reserved accounts receivable from Musicland and Camelot Music, offset in part, by additional provisions for doubtful accounts receivable from Alliance and Montgomery Ward. See "Liquidity and Capital Resources" regarding the Company's assignment of certain Musicland and Camelot Music accounts receivable. Additionally, the Company incurred higher legal, accounting and depreciation expenses in the June 1997 quarter versus the June 1996 quarter.

      Amortization of production costs for the June 1997 quarter increased 7.6% to $831,000 from $772,000 for the June 1996 quarter. As a percentage of net sales, amortization of production costs for the June 1997 quarter increased to 4.9% from 3.8% for the June 1996 quarter. The increase is primarily due to more exclusive titles placed into production and higher overhead in the Company's creative services and production departments necessary to produce the higher volume of titles. The Company expects amortization of production costs to continue to be a function of the timing and number of exclusive titles placed into production.

      Interest expense for the June 1997 quarter was $203,000, a substantial increase over $26,000 for the June 1996 quarter. Interest income for the June 1997 quarter decreased to $46,000 from $95,000 for the June 1996 quarter. The Company had higher borrowings outstanding and less cash invested during the June 1997 quarter versus the June 1996 quarter.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's working capital requirements vary primarily with the level of its licensing, production and distribution activities. The principal recurring uses of working capital in operations are for program licensing costs (i.e., royalty payments, including advances, to program suppliers), distribution fee advances, manufacturing and production costs, costs of acquiring finished product for wholesale distribution and selling, general and administrative expenses. Working capital has historically been provided by cash flows from operations, private sales of common stock, notes representing long-term debt and bank borrowings. For the three months ended June 30, 1997, operating activities provided cash and cash equivalents of $2,052,000, investing activities, consisting of capital expenditures, used cash and cash equivalents of $253,000 and financing activities, consisting primarily of repayments of bank borrowings, used cash and cash equivalents of $2,590,000, resulting in a net decrease in cash and cash equivalents of $791,000.

      THE COMPANY'S LIQUIDITY POSITION AT JUNE 30, 1997 AND MANAGEMENT'S
      ------------------------------------------------------------------
ASSESSMENT OF THE COMPANY'S LIQUIDITY POSITION IN FISCAL 1998.
-------------------------------------------------------------

      At March 31, 1997, the Company had cash and cash equivalents of $1,090,000, outstanding borrowings of $8,994,000 and available borrowings of $1,300,000, net of amounts utilized for outstanding letters of credit (under its revolving credit facility and note payable and excluding construction and equipment lending facilities). At June 30, 1997, the Company had cash and cash equivalents of $299,000, outstanding borrowings of $5,825,000 and available borrowings of $1,497,000, net of amounts utilized for outstanding letters of credit (under its revolving credit facility and note payable and excluding construction and equipment lending facilities).

      The following significant developments have caused management to grow concerned that the Company's current sources of working capital may be insufficient to fund working capital requirements in fiscal 1998, unless certain discretionary licensing and capital investment programs are curtailed and additional sources of working capital are secured:

 .     Suspension of $2.7 Million in Musicland Accounts Receivable.  In February
      -----------------------------------------------------------
     1997, the Company's largest customer, Musicland, suspended payment indefinitely on $2.7 million of outstanding accounts receivable. In May 1997, the suspended receivable aged past Union Bank's borrowing eligibility requirement and accordingly, the Company's available borrowings under its revolving line of credit with Union Bank were reduced by approximately $2.2 million.

 .     The August 1997 Cancellation of an Escrow to Sell a Portion of Nevada
      ---------------------------------------------------------------------
     Land.  In August 1997, the Company's escrow to sell the front 8.8 acres of
     ----
     its land in Las Vegas, Nevada was canceled by the prospective buyer.

 .     The March 1997 Introduction of DVD and its Impact on the Company's Results
      --------------------------------------------------------------------------
     of Operations.  The introduction of DVD in March 1997 has, in the opinion
     -------------
     of management, negatively affected the Company's sales and cash flows due to generally declining sales levels of LD software and hardware.

 .     The July 1997 Chapter 11 Bankruptcy Filing of Alliance Entertainment Corp.
      ------------------------------------------------------------------------
     In July 1997, Alliance Entertainment Corp., one of the largest independent distributors of pre-recorded music and the Company's second largest customer during fiscal 1997, filed voluntarily to reorganize under Chapter 11 of the Bankruptcy Code. As a result of the filing, the Company's available borrowings under its revolving line of credit with Union Bank were reduced by approximately $400,000.

      In response to the aforementioned significant developments and the related concerns these events raise regarding the Company's liquidity during fiscal 1998, management developed a fiscal 1998 action plan ("Action Plan"). The Action Plan principally involves:

 .     Reducing or suspending certain discretionary expenditures such as suspending the Company's stock buy-back program, reducing or eliminating, when possible, up-front payments for advance royalties, distribution fees and contractual inventory purchases on new exclusive license and distribution agreements, increasing levels of trade vendor support and deferring the commencement of construction of a proposed warehouse and distribution facility in Las Vegas, Nevada; and

 .     Seeking additional working capital through such sources as debt and/or equity financing, monetizing a portion of the delinquent Musicland and Camelot Music receivables, selling the front 8.8 acres of its Nevada land and generating revenues from exclusive DVD distribution.

      To date, the Company has implemented certain elements of its Action Plan as follows:

 .     MONETIZING A PORTION OF THE DELINQUENT MUSICLAND AND CAMELOT MUSIC
      ------------------------------------------------------------------
     RECEIVABLES.
     -----------

     In July 1997, the Company entered into assignment agreements with two different third-party investors whereby the Company assigned its right, title and interest in and to the suspended $2.7 million in accounts receivable due from Musicland and $372,000 in accounts receivable due from Camelot Music, who filed Chapter 11 in August 1996, respectively.

     The receivables were irrevocably assigned without recourse as to the economic risk of Musicland=s or Camelot Music=s ultimate inability to pay. The third-party investors purchased the receivables for cash at a discount, in the case of Musicland, who has not filed Chapter 11 bankruptcy, and a substantial discount, in the case of Camelot Music, who has filed Chapter 11 bankruptcy. The combined amount forgone by the Company as discounts were substantially less than it had previously reserved as part of its allowance for doubtful receivables at March 31, 1997, resulting in a recovery at June 30, 1997.

 .     OBTAINING ADDITIONAL SECURED DEBT FINANCING.
      -------------------------------------------

     In July 1997, the Company borrowed $1,350,000 under a Business Loan Agreement (the "Business Loan Agreement") with Pioneer Citizens Bank in Nevada. The Business Loan Agreement bears interest at prime plus 1.75% (10.25% at June 30, 1997), matures February 1, 1998 and is secured by a deed of trust on the approximately 8.8 acres of land adjacent to the Company's proposed warehouse and distribution facility construction site in Las Vegas, Nevada.

     Concurrent with the closing of the Business Loan Agreement, the Company repaid a note payable from the January 1997 purchase of a portion of the aforementioned Nevada land in the amount of $281,000 plus accrued interest so as to provide security for the aforementioned Pioneer Citizens Bank loan.

      At July 31, 1997, the Company had cash and cash equivalents of $1,257,000, outstanding borrowings of $4,350,000 and available borrowings of $966,000, net of amounts utilized for outstanding letters of credit (under its revolving credit and business loan facilities and excluding its construction and equipment lending facilities).

      Management believes that the Company, through continued implementation of sufficient elements of its Action Plan, will be able to meet its cash requirements for fiscal 1998.

      BANKING ACTIVITIES.
      ------------------

         Revolving Credit Facility. In December 1996, the Company entered into a Loan Agreement (the "Agreement") with Union Bank. The Agreement provides for revolving advances and the issuance of standby letters of credit under a two-year, $20 million revolving credit facility. Borrowings under the Agreement are at

Union Bank's prime rate plus .25% (8.75% at June 30, 1997). The Agreement provides the Company the option of borrowing for fixed periods at the London Interbank Offered Rate ("LIBOR") plus 2.5% (8.19% at June 30, 1997).

Borrowings under the Agreement are secured by substantially all of the Company's assets located in California and New Jersey. Funds available for borrowing may not exceed the borrowing base specified in the Agreement. At June 30, 1997, $5,544,000 was outstanding under the Agreement, of which $3,000,000 was borrowed under a one-month LIBOR option, and $1,497,000, net of amounts utilized for outstanding letters of credit, was available for borrowing. The Agreement requires the Company to comply with certain financial and operating covenants. At June 30, 1997, the Company was in compliance with financial and operating covenants or has received waivers of noncompliance from Union Bank. The Agreement requires that compliance with certain covenants be measured at each quarter-end. At September 30, 1997, management believes that the Company may violate a covenant requirement that net income be maintained at $500,000 measured on a two-quarter consecutive average ("Net Income Covenant") as well as a covenant which requires the Company to maintain minimum tangible net worth of $18 million ("Tangible Net Worth Covenant"). Management believes that Union Bank will grant waivers of noncompliance for such technical defaults, similar to the waivers which the Company received at June 30, 1997. Management believes that, based on the Company's expectation of seasonally stronger third and fourth fiscal quarters, the Company will be in compliance with the Net Income Covenant and Tangible Net Worth Covenant for the last two quarters of fiscal 1998. Should the Company fall into technical noncompliance with the Net Income Covenant or Tangible Net Worth Covenant during the third and fourth quarters of fiscal 1998, management believes that Union Bank will grant waivers of noncompliance at that time.

At June 30, 1997, the Company had $2.5 million of outstanding letters of credit issued by Union Bank which expire on November 15, 1997. These letters of credit secure balances due to program suppliers.

         Construction Credit Facility. In March 1997, the Company entered into a Business Loan Agreement (the "Loan Agreement") with Bank of America National Trust and Savings Association in Nevada. The Loan Agreement provides for a construction line of credit (the "Construction Line") through January 31, 1998. The maximum available under the line (the "Maximum Commitment") is $3,434,000 which shall be reduced quarterly beginning December 31, 1997 by $43,000. The Construction Line converts to a revolving line of credit (the "Revolving Line") on January 31, 1998. Under the Revolving Line, the Company may repay and reborrow principal amounts provided the Revolving Line does not exceed the Maximum Commitment. The Revolving Line is available from February 1, 1998 through its maturity date of January 31, 2008.

Borrowings under the Loan Agreement are secured by a deed of trust on the approximate 8.4 acres of land in Las Vegas, Nevada on which the Company intends to construct a new warehouse and distribution facility as well as any of the Company's assets located in Nevada, excluding inventory held for sale. Interest under the Construction Line and the Revolving Line is at the bank's prime rate plus 1.25% (9.75% at June 30, 1997). The Loan Agreement provides the Company the option, under the Revolving Line, of borrowing for fixed periods of time at LIBOR plus either 2.25% or 2.65% depending on level of the Company's debt service coverage ratio, as defined in the Loan Agreement. At June 30, 1997, $400,000 in borrowings were outstanding under the

Construction Line. The Loan Agreement requires the Company to comply with certain quarterly financial and operational covenants which were met as of June 30, 1997. In the event that the financial covenants within the Loan Agreement are violated, future borrowings may be restricted.

         Warehouse and Distribution Equipment Lease Facility. At June 30, 1997, there were no borrowings outstanding under the Company's March 1997 $2.5 million warehouse and distribution equipment lease facility with BankAmerica Leasing and Capital Corporation. The lease contains certain quarterly financial and operating covenants which were met as of June 30, 1997.

         Additional Financing.  See "Liquidity and Capital Resources--The
                                ---
Company's Liquidity Position at June 30, 1997 and Management's Assessment of the Company's Liquidity Position in Fiscal 1998" regarding the details of additional financing obtained.

      OTHER ITEMS.
      -----------

      On August 8, 1997, the Company reached an agreement in principle with Warner Home Video pursuant to which the Company will exclusively distribute on laserdisc Warner Home Video's new release titles and library of existing titles. The parties contemplate entering into a definitive agreement which will include, among other provisions, a five-year term and the undertaking by Image of all post-production, creative services, manufacturing, marketing and sales efforts relating to Warner Home Video's laserdisc programming.

      Concurrent with the Warner Home Video laserdisc agreement, the Company entered into a five-year manufacturing agreement with WEA Manufacturing Inc., d/b/a Warner Advanced Media Operations ("WAMO"), an affiliate of Warner Home Video, pursuant to which the Company will replicate its licensed DVD product exclusively with WAMO to the extent the Company has the right to control where the DVDs are replicated.

      At June 30, 1997 and including a distribution fee commitment under the aforementioned August 8, 1997 Warner Home Video laserdisc agreement, the Company had future license obligations for royalty advances, minimum guarantees and other fees of $4.7 million due during fiscal 1998, $8.5 million due during fiscal 1999 and $6.3 million due during fiscal 2000. These advances and guarantees are recoupable against royalties earned by the licensors and program suppliers, respectively. Depending upon competition for license and exclusive distribution rights, the Company may have to pay increased advances, guarantees and/or royalty rates in order to acquire or retain such rights in the future.

SUMMARY AND OUTLOOK

      As discussed in "Liquidity and Capital Resources--The Company's Liquidity Position at June 30, 1997 and Management's Assessment of the Company's Liquidity Position in Fiscal 1998," the Company is currently seeking to resolve short-term liquidity constraints during fiscal 1998. The Company's longer-term operating cash flow and liquidity will be dependent on the viability of the LD marketplace, the ultimate success of DVD, the Company's role in the distribution of DVD, the success of the LD/DVD/Compact Disc ("LD/DVD/CD") combination player and management's belief of its positive affect on catalogue LD sales and the overall strengthening of the retail entertainment software market.

      DISTRESSED CONDITION OF THE RETAIL ENTERTAINMENT SOFTWARE MARKET.

      Late in calendar 1995, the dedicated entertainment software retail sector entered a period of declining sales growth and deteriorating profitability. Management believes that several factors contributed to this trend including, most significantly, a general softness in consumer demand for music product, over expansion in the number of retail outlets and the competitive impact of mass merchants (such as Wal-Mart) and other discounters (such as Best Buy) on the dedicated entertainment software retailers. This economic slump accelerated throughout calendar 1996 and is continuing in calendar 1997 as many of the larger dedicated entertainment software retailers reported worsening financial results, store closing programs, violations of bank financing covenants and constrained cash positions. As a result, throughout calendar 1996 and early calendar 1997, the Company took steps to mitigate its exposure to bad debts and product returns from troubled retailers, such as exercising more discretion over product shipments and carefully monitoring accounts receivable status. In August 1996, Camelot Music, a large customer of the Company, filed Chapter 11 bankruptcy and, in February 1997, Musicland, the Company's largest customer, indefinitely suspended payments on outstanding amounts owing to its trade vendors. In July 1997, Alliance Entertainment Corp., one of the largest independent distributors of pre-recorded music and the Company's second largest customer, and mass merchandiser Montgomery Ward, who carried DVD programming, also filed Chapter 11 bankruptcies. Management is continually estimating the net realizable value of the Company's accounts receivables and recording appropriate reserves to reflect such estimates. Actual results could differ from these estimates.

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

      DVD AND LD OUTLOOK.

      DVD's ultimate success will depend upon consumer acceptance, the participation and extent of participation by the major studios, market penetration, the number and breadth of titles that are available in the future, the level of DVD hardware sales and the commitment by DVD program suppliers to at least sustain, on future DVD releases, the same level of video and audio quality and variety of software features as are available on current DVD releases, while maintaining or lowering prices. Although there can be no assurance, management believes that the LD and DVD formats can co-exist for several years because, initially, participating program suppliers are expected to only release new and certain of the more popular catalogue titles on DVD and it will require participation by all studios and program suppliers and active and aggressive releasing efforts for DVD's library of available titles to rival the number of LDs currently available.

      The Company believes that the LD format, with over 10,000 titles currently available and a current average of over 70 new releases each month, will remain a viable format for several years even assuming all the major studios participate in DVD, and perhaps longer if they do not. LD enjoys an established domestic consumer base of approximately 2 million households. The LD consumer typically owns a large collection of LD titles and purchases not only popular new release titles but esoteric, special interest and catalogue titles. The DVD format is in its infancy and is subject to numerous market forces, not the least of which is consumer acceptance of DVD as another home video delivery medium. Management believes the LD/DVD/CD combination player can grow both the LD and DVD formats and attract new consumers to LD while they wait for the number of titles available on DVD to grow. Notwithstanding the introduction and uncertainty surrounding DVD, the DVD format has potential in the market place and the Company is continuing its efforts to secure additional DVD license and exclusive distribution opportunities to remain competitive and diversify its core business.

      The Company has recently entered into several exclusive DVD license agreements. The Company plans to release, under its April 1997 exclusive license agreement with Orion Home Video, some of the best-selling home video titles of the past decade, including DANCES WITH WOLVES, SILENCE OF THE LAMBS and ROBOCOP. During the June 1997 quarter, the Company released its first exclusive DVD title under its February 1997 Playboy exclusive DVD license agreement and plans to release at least 20 Playboy DVD titles by the end of fiscal 1998. In May 1997, the Company exclusively licensed, from Central Park Media, Japanese animation titles, known as "aanime," which have a devoted following of avid fans and collectors. In addition, the Company has acquired exclusive DVD rights to a number of individual titles. The Company plans to release diverse programming such as Arnold Schwarzenegger's original THE TERMINATOR, TINA TURNER'S: WILDEST DREAMS concert and Stephen Sondheim's award-winning musical INTO THE WOODS this fall. Certain of the Company's LD license agreements with independent program suppliers also provided for DVD rights which the Company intends to exploit. Some of the DVD titles the Company plans to release under these agreements include PHANTOM OF THE OPERA, the Lon Chaney, Sr. version, THE CABINET OF DR. CALIGARI, NOSFERATU and WEIRD AL YANKOVIC: THE VIDEOS.

      Assuming that the DVD format continues to grow, and assuming further that the Company can continue to successfully secure and distribute additional DVD programming, the Company believes it is well-positioned to enhance its reputation and presence in the DVD market. The Company believes its licensing, sales, production, creative services, marketing and distribution expertise it has developed as the largest LD licensee and distributor in North America should translate to the DVD format, thereby enhancing the Company's DVD efforts.

FORWARD-LOOKING STATEMENTS

      Forward-looking statements, within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, are contained throughout this Form 10-Q. Such statements are based on the beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. When used in this report, the words "anticipate," "believe," "estimate," "may,"

"plan," "expect" and similar expressions, variations of such terms or the negative of such terms as they relate to the Company or its management are intended to identify such forward-looking statements and should not be regarded as a representation by the Company, its management or any other person that the future events, plans or expectations contemplated by the Company will be achieved. Such statements are based on management's current expectations and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, the Company's actual results, performance or achievements could differ materially from those expressed in, or implied by, any such forward-looking statements. The Company has made forward-looking statements in this Form 10-Q concerning, among other things, (i) the viability of the LD format for several years despite the introduction of the DVD format; (ii) the success of the LD/DVD/CD combination player in growing the LD and DVD formats and attracting new customers to LD; (iii) the strengthening of the retail entertainment software market over the long term; (iv) management's ability to implement sufficient elements of its "Action Plan" (as defined in "Liquidity and Capital Resources"); (v) ultimate construction of the Las Vegas, Nevada warehouse and distribution facility; (vi) ability to continue restructuring payment terms with the Company's licensors, product suppliers and other vendors, if needed; (vii) receiving waivers from the Company's lenders on future noncompliance of loan covenants; (viii) seeking investment opportunities in growth-oriented companies and securing necessary acquisition financing; (ix) the Company's ability to enhance its reputation and presence in the DVD market, experience continued sales of its licensed DVD programing and secure additional LD and DVD rights; and (x) the estimated number of exclusive DVD releases for fall and the remainder of the fiscal year. These statements are only predictions. Actual events or results may differ materially as a result of risks facing the Company. These risks include, but are not limited to: (i) the number of and breadth of titles that will ultimately be available on DVD; (ii) the financial condition of key customers; (iii) competition from other distributors of the DVD format; (iv) ability to sustain its core LD business until a transition can be made into DVD, if ever; or whether current LD program suppliers, LD retailers and LD hardware manufacturers will continue to support the LD format during the transition period; (v) shifts in industry distribution channels; (vi) shifts in retail consumer and wholesale customer buying habits;
(vii) difficulties and delays which may be encountered in the compression and authoring production process required to produce DVD programming; and (viii) other factors referenced in this Form 10-Q. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to announce publicly the result of any revisions to any of the forward-looking statements contained in this and other Securities and Exchange Commission filings of the Company to reflect future events or developments.

               REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------

      The consolidated financial statements as of June 30, 1997 and for the three-month periods ended June 30, 1997 and 1996 in this Form 10-Q have been reviewed by KPMG Peat Marwick LLP, independent certified public accountants, in accordance with established professional standards and procedures for such a review.

      The report of KPMG Peat Marwick LLP commenting upon their review follows.

                      INDEPENDENT AUDITORS' REVIEW REPORT
                      -----------------------------------

The Board of Directors
Image Entertainment, Inc.

We have reviewed the condensed consolidated balance sheet of Image Entertainment, Inc. as of June 30, 1997, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended June 30, 1997 and 1996 in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Image Entertainment, Inc.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Image Entertainment, Inc. as of March 31, 1997, and the related consolidated statements of operations and cash flows for the year then ended (not presented herein); and in our report dated June 6, 1997, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of March 31, 1997, is fairly presented, in all material respects, in relation to the balance sheet from which it has been derived.


                              /s/ KPMG PEAT MARWICK LLP

Los Angeles, California
August 6, 1997

                          PART II - OTHER INFORMATION
==============================================================================

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

              See Exhibit Index on page 1

         (b)  Reports on Form 8-K

              None

                                  SIGNATURES
--------------------------------------------------------------------------------

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              IMAGE ENTERTAINMENT, INC.



Date: August 12, 1997         By:  /S/ MARTIN W. GREENWALD
                                   -----------------------
                                   Martin W. Greenwald
                                   Chairman of the Board,
                                   Chief Executive Officer,
                                   President and Treasurer



Date: August 12, 1997         By:  /S/ JEFF M. FRAMER
                                   ------------------
                                   Jeff M. Framer
                                   Chief Financial Officer

                                 EXHIBIT INDEX
================================================================================


Exhibit No.    Description
--------------------------------------------------------------------------------

15*            Letter re unaudited interim financial information.

27*            Financial Data Schedule.


               * EXHIBIT(S) NOT PREVIOUSLY FILED WITH THE SECURITIES AND
                 EXCHANGE COMMISSION.