Form 10-Q
period 1997-09-30
IMAGE ENTERTAINMENT INC
filed 1997-11-12
CIK 216324

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                            _______________________

                                   FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For The Quarterly Period Ended September 30, 1997

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For The Transition Period From _______ To ________

                         Commission File Number 0-11071
                            _______________________

                           IMAGE ENTERTAINMENT, INC.
             (Exact name of registrant as specified in its charter)
                            _______________________

               California                             84-0685613
            (State or other                        (I.R.S. Employer
      jurisdiction of incorporation)             Identification Number)


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

Number of shares outstanding of the registrant's common stock on November 4, 1997: 13,722,993

================================================================================

================================================================================
                        PART I - FINANCIAL INFORMATION
================================================================================

ITEM 1.  Financial Statements.
         --------------------

                           IMAGE ENTERTAINMENT, INC.

                          CONSOLIDATED BALANCE SHEETS

                     September 30, 1997 and March 31, 1997

================================================================================

                                     ASSETS

                                             September 30, 1997   March 31, 1997
                                             -------------------  --------------
(In thousands)                                   (unaudited)

Cash and cash equivalents                               $ 1,061          $ 1,090

Accounts receivable, net of allowances of
 $3,405 - September 30, 1997;
 $4,809 - March 31, 1997                                  8,639           10,759

Inventories (Note 3)                                     16,492           17,776

Royalties, distribution fee and license
 fee advances                                             8,023            8,454

Prepaid expenses and other assets                           763              751

Property, equipment and improvements, net of
 accumulated depreciation and amortization of
 $4,397 - September 30, 1997;
 $3,972 - March 31, 1997                                  7,575            7,618
                                                        -------          -------

                                                        $42,553          $46,448
                                                        =======          =======




          See accompanying notes to consolidated financial statements

                           IMAGE ENTERTAINMENT, INC.

                          CONSOLIDATED BALANCE SHEETS

                     September 30, 1997 and March 31, 1997

================================================================================

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                           September 30, 1997   March 31, 1997
                                           -------------------  ---------------
    (In thousands, except share data)          (unaudited)

LIABILITIES:

Accounts payable and accrued liabilities              $13,699          $15,922

Accrued royalties                                       3,439            3,481

Revolving credit facility (Note 5)                      5,630            8,709

Construction credit facility (Note 6)                     400               --

Note payable (Note 7)                                   1,350              285
                                                      -------          -------

 Total liabilities                                     24,518           28,397
                                                      -------          -------

SHAREHOLDERS' EQUITY:

Preferred stock, $1 par value, 3,366,000 shares
 authorized; none issued and outstanding                   --               --

Common stock, no par value, 25 million shares
 authorized; 13,723,000 and 13,343,000 issued
 and outstanding at September 30, 1997 and
 March 31, 1997, respectively                          17,952           17,642

Stock warrants                                            (24)             (73)

Additional paid-in capital                              3,064            3,064

Accumulated deficit                                    (2,957)          (2,582)
                                                      -------          -------

 Net shareholders' equity                              18,035           18,051
                                                      -------          -------

                                                      $42,553          $46,448
                                                      =======          =======

          See accompanying notes to consolidated financial statements

                           IMAGE ENTERTAINMENT, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

             For the Three Months Ended September 30, 1997 and 1996

================================================================================



(In thousands, except per share data)            1997        1996
                                               --------    --------

NET SALES                                      $16,412     $17,762

OPERATING COSTS AND EXPENSES:
 Cost of optical disc sales                     13,283      13,851
 Selling expenses                                1,185       1,234
 General and administrative expenses             1,124       1,353
 Amortization of production costs                  888         741
                                               -------     -------

                                                16,480      17,179
                                               -------     -------

OPERATING INCOME (LOSS)                            (68)        583

OTHER EXPENSES (INCOME):
 Interest expense                                  129          82
 Interest income                                    (7)        (49)
                                               -------     -------

                                                   122          33
                                               -------     -------

INCOME (LOSS) BEFORE INCOME TAXES                 (190)        550

INCOME TAX (BENEFIT) EXPENSE                        (6)         54
                                               -------     -------

NET INCOME (LOSS)                              $  (184)    $   496
                                               =======     =======

NET INCOME (LOSS) PER SHARE (Note 4)           $  (.01)    $   .04
                                               =======     =======

WEIGHTED AVERAGE SHARES
OUTSTANDING (Note 4)                            13,623      15,265
                                               =======     =======




          See accompanying notes to consolidated financial statements

                           IMAGE ENTERTAINMENT, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

              For the Six Months Ended September 30, 1997 and 1996

================================================================================



(In thousands, except per share data)          1997        1996
                                             --------    --------

NET SALES                                    $33,314     $37,908

OPERATING COSTS AND EXPENSES:
 Cost of optical disc sales                   27,332      29,832
 Selling expenses                              2,232       2,315
 General and administrative expenses           2,133       2,815
 Amortization of production costs              1,719       1,513
                                             -------     -------

                                              33,416      36,475
                                             -------     -------

OPERATING INCOME (LOSS)                         (102)      1,433

OTHER EXPENSES (INCOME):
 Interest expense                                332         108
 Interest income                                 (53)       (144)
                                             -------     -------

                                                 279         (36)
                                             -------     -------

INCOME (LOSS) BEFORE INCOME TAXES               (381)      1,469

INCOME TAX (BENEFIT) EXPENSE                      (6)        367
                                             -------     -------

NET INCOME (LOSS)                            $  (375)    $ 1,102
                                             =======     =======

NET INCOME (LOSS) PER SHARE (Note 4)         $  (.03)    $   .08
                                             =======     =======

WEIGHTED AVERAGE SHARES
OUTSTANDING (Note 4)                          13,527      15,656
                                             =======     =======




          See accompanying notes to consolidated financial statements

                           IMAGE ENTERTAINMENT, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

              For the Six Months Ended September 30, 1997 and 1996

================================================================================



(In thousands)                                             1997      1996
                                                         --------  --------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)                                        $  (375)  $ 1,102

Adjustments to reconcile net income
 to net cash (used) provided by operating activities:
  Amortization of production costs                         1,719     1,513
  Depreciation and amortization                              430       401
  Amortization of stock warrants                              49       112
  Provision for doubtful accounts, net of recoveries        (315)      321
Changes in assets and liabilities associated
 with operating activities:
  Accounts receivable                                      2,435     1,805
  Optical disc inventory                                   1,423    (2,658)
  Royalty, distribution and license fee advances, net        431    (6,150)
  Production cost expenditures                            (1,858)   (1,522)
  Prepaid expenses and other assets                          (17)   (1,067)
  Accounts payable, accrued royalties
   and accrued liabilities                                (2,287)    1,563
                                                         -------   -------

   Net cash provided (used) by operating activities        1,635    (4,580)
                                                         -------   -------

CASH FLOWS FROM INVESTING ACTIVITIES:

 Capital expenditures                                       (360)     (515)
                                                         -------   -------

   Net cash used by investing activities                    (360)     (515)
                                                         -------   -------




          See accompanying notes to consolidated financial statements

                           IMAGE ENTERTAINMENT, INC.

                                  (unaudited)

              For the Six Months Ended September 30, 1997 and 1996

================================================================================



(In thousands)                                          1997       1996
                                                      ---------  ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

 Advances under revolving credit facility             $ 19,641   $ 16,702
 Advances under construction credit facility               400         --
 Proceeds from issuance of debt                          1,350         --
 Repayment of advances under revolving
  credit facility                                      (22,720)   (13,465)
 Repayment of short-term debt                             (285)        --
 Repurchase of common stock                                 --     (1,796)
 Net proceeds from exercise of stock options               310         48
                                                      --------   --------

  Net cash provided (used) by financing activities      (1,304)     1,489
                                                      --------   --------

NET DECREASE IN CASH AND
 CASH EQUIVALENTS                                          (29)    (3,606)

 Cash and cash equivalents at beginning of period        1,090      4,666
                                                      --------   --------

 Cash and cash equivalents at end of period           $  1,061   $  1,060
                                                      ========   ========

SUPPLEMENTAL DISCLOSURES OF CASH
 FLOW INFORMATION:

 Cash paid during the period for:
  Interest                                            $    284   $     55
  Income taxes                                        $     90   $    668
                                                      ========   ========

          See accompanying notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
--------------------------------------------------------------------------------

Note 1.  Basis of Presentation.

The accompanying consolidated financial statements as of and for the periods ended September 30, 1997 and 1996 include the accounts of Image Entertainment, Inc. and its wholly-owned subsidiary U.S. Laser Video Distributors, Inc. (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying consolidated balance sheet at September 30, 1997 and the related consolidated statements of operations and cash flows for the periods ended September 30, 1997 and 1996 of the Company included herein are unaudited; however, such information reflects all adjustments of a normal recurring nature which management believes are necessary for a fair presentation of results for the interim periods. The accompanying consolidated financial information for the periods ended September 30, 1997 and 1996 should be read in conjunction with the Financial Statements, the Notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's March 31, 1997 Form 10-K.

The preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. The more significant areas requiring the use of management estimates related to allowances for slow-moving inventory, doubtful accounts receivable, royalty and other advances and sales returns. Actual results could differ from those estimates.

Certain fiscal 1997 amounts have been reclassified to conform with the fiscal 1998 presentation.

Seasonality and Variability.  The Company has generally experienced higher sales
---------------------------
of laserdiscs in the quarters ended December 31 and March 31 due to increased consumer spending associated with the year-end holidays and the home video release of many high profile, high budget summer theatrical releases; however, since most sales of a title occur in the first few months after its release, seasonal sales also vary with the popularity of titles in release. In addition to seasonality issues, other factors have contributed to the fluctuation in the Company's net sales on a quarterly basis. These factors include: (i) the popularity of titles in release during the quarter; (ii) the Company's marketing and promotional activities; (iii) the Company's rights and distribution activities; (iv) the extension, termination or non-renewal of existing license and distribution rights; and (v) general economic changes affecting consumer demand for laserdisc hardware and software and affecting the buying habits of the Company's customers. The Company expects that its digital video disc ("DVD") sales patterns and net sales on a quarterly basis will be similarly affected. The results of operations for the periods ended September 30, 1997 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 1998.

Note 2.  Recently Issued Accounting Pronouncements.

In June 1997, Statement of Financial Accounting Standards No. 130 ("SFAS No. 130") "Reporting Comprehensive Income" was issued. SFAS No. 130 establishes standards for reporting and display of comprehensive income and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
--------------------------------------------------------------------------------

its components in a full set of general purpose financial statements. SFAS No. 130 is effective for both interim and annual periods beginning after December 15, 1997. The Company will adopt SFAS No. 130 in its quarter ending March 31, 1998.

In February 1997, Statement of Financial Accounting Standards No. 128 ("SFAS No. 128") "Earnings Per Share" was issued. SFAS No. 128 supersedes Accounting Principles Board Opinion No. 15, "Earnings Per Share" and specifies the computation, presentation, and disclosure requirements for earnings per share ("EPS") for entities with publicly held common stock. SFAS No. 128 was issued to simplify the computation of EPS and to make the U.S. standard more compatible with the EPS standards of other countries and that of the International Accounting Standards Committee. SFAS No. 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997. The Company will adopt SFAS No. 128 in its quarter ending December 31, 1997.

Note 3.    Inventories.

Inventories at September 30, 1997 and March 31, 1997 are summarized as follows:


                                          September 30,      March 31,
      (In thousands)                          1997             1997
                                          -------------    ------------
      Optical disc inventory, net         $      14,777    $     16,200
      Production costs, net                       1,715           1,576
                                          -------------    ------------

                                          $      16,492    $     17,776
                                          =============    ============

Optical disc inventory consists of finished optical discs (laserdiscs and DVDs) for sale and is stated at the lower of average cost or market and is net of reserves for slow-moving inventory of $4,081,000 and $3,070,000 at September 30, 1997 and March 31, 1997, respectively.

Production costs are net of accumulated amortization of $5,442,000 and $5,011,000 at September 30, 1997 and March 31, 1997, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
--------------------------------------------------------------------------------

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

For the periods ended September 30, 1997, the calculation of net loss per share did not include common share equivalents as their effect would be antidilutive. The modified treasury stock method was applied in determining net income per share for the periods ended September 30, 1996.

Fully diluted net income per share was not presented for the periods ended September 30, 1997 and 1996 since the amounts did not differ significantly from the primary net income per share.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
--------------------------------------------------------------------------------

The following table sets forth the calculation of net income per share for the periods ended September 30, 1997 and 1996:

  (In thousands, except per share data)

                             Three months      Three months      Six months         Six months
                                ended             ended             ended              ended
                             September 30,     September 30,     September 30,     September 30,
                                 1997             1996               1997              1996
                             -------------     -------------     -------------     -------------
As Presented
------------
Net income (loss)                $  (184)          $   496          $  (375)         $ 1,102
                                 -------           -------          -------          -------

Adjustment
----------
Add: reduction of interest
     expense on assumed
     reduction of debt,
     net of taxes                     --                48               --               54
Add: interest income on
     assumed investment in
     U.S. government
     securities, net of taxes         --                71               --              171
                                 -------           -------          -------          -------
Adjustment to net income              --               119               --              225
                                 -------           -------          -------          -------

As Adjusted
-----------
Net income (loss)                $  (184)          $   615          $  (375)         $ 1,327
                                 =======           =======          =======          =======

Weighted average common
  shares and common share
 equivalents outstanding:
Common shares                     13,623            13,635           13,527           13,679
Common stock options
    and warrants                      --             1,630               --            1,977
                                 -------           -------          -------          -------
                                  13,623            15,265           13,527           15,656
                                 =======           =======          =======          =======

Net income (loss) per share      $  (.01)          $   .04          $  (.03)         $   .08
                                 =======           =======          =======          =======

Note 5.  Revolving Credit Facility.

In December 1996, the Company entered into a Loan Agreement (the "Agreement") with Union Bank. The Agreement, as amended in October 1997, provides for revolving advances and the issuance of standby letters of credit under a two-year, $15,000,000 revolving credit facility. Borrowings under the Agreement are at Union Bank's prime rate plus .25% (8.75% at September 30, 1997). The Agreement provides the Company the option of borrowing for fixed periods at the London Interbank Offered Rate ("LIBOR") plus 2.5% (8.28% at September 30, 1997).

Borrowings under the Agreement are secured by substantially all of the Company's assets located in California and New Jersey. Funds available for borrowing may not exceed the borrowing base specified in the Agreement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
--------------------------------------------------------------------------------

At September 30, 1997, $5,630,000 was outstanding under the Agreement, all of which was borrowed under the prime rate plus .25% option, and $2,122,000, net of amounts utilized for outstanding letters of credit, was available for borrowing. The Agreement requires the Company to comply with certain quarterly financial and operating covenants. At September 30, 1997, the Company was in compliance with financial and operating covenants or had received waivers of noncompliance from Union Bank.

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

Borrowings under the Loan Agreement are secured by a deed of trust on the approximate 8.4 acres of land in Las Vegas, Nevada on which the Company intends to construct a new warehouse and distribution facility as well as any of the Company's personal property located in Nevada, excluding inventory held for sale. Interest under the Construction Line and the Revolving Line is at the bank's prime rate plus 1.25% (9.75% at September 30, 1997). The Loan Agreement provides the Company the option, under the Revolving Line, of borrowing for fixed periods of time at LIBOR plus either 2.25% or 2.65% depending on level of the Company's debt service coverage ratio, as defined in the Loan Agreement. At September 30, 1997, there were $400,000 in borrowings outstanding under the Construction Line. The Loan Agreement requires the Company to comply with certain quarterly financial and operational covenants. At September 30, 1997, the Company was not in compliance with a certain financial covenant. Based upon discussions with the bank, the Company anticipates receiving a waiver of noncompliance. Should the Company not receive the waiver, the Company believes it has adequate resources to repay the $400,000 in outstanding borrowings.

Warehouse and Distribution Equipment Lease Facility.
---------------------------------------------------

At September 30, 1997 there were no borrowings outstanding under the Company's March 1997 $2,500,000 warehouse and distribution equipment lease facility with BankAmerica Leasing and Capital Corporation. The lease contains certain quarterly financial and operating covenants. At September 30, 1997, the Company was not in compliance with a certain financial covenant. Based upon discussions with the bank, the Company anticipates receiving a waiver of noncompliance.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
--------------------------------------------------------------------------------

Note 7.  Recent Debt Financings.

Convertible Debt Financing.
--------------------------

On September 29, 1997, the Company entered into a credit agreement (the "Credit Agreement") with Image Investors Co. ("IIC"), a principal stockholder of the Company owned and controlled by John W. Kluge and Stuart Subotnick, pursuant to which the Company borrowed $5,000,000 from IIC, with interest payable quarterly at 8% per annum, and principal due in five years. The loan is unsecured and subordinate to any obligations to Union Bank and is convertible into the Company's common stock at any time during the term at a conversion price of $3.625 per share, the closing price of the Company's common stock on September 29, 1997. The loan was funded on October 29, 1997 and proceeds were used to pay down the Company's outstanding balance under its revolving credit facility with Union Bank.

Secured Debt Financing.
----------------------

In July 1997, the Company borrowed $1,350,000 under a Business Loan Agreement (the "Business Loan Agreement") with Pioneer Citizens Bank in Nevada. The Business Loan Agreement bears interest at prime plus 1.75% (10.25% at September 30, 1997), matures February 1, 1998 and is secured by a deed of trust on the approximately 8.8 acres of land adjacent to the Company's proposed warehouse and distribution facility construction site in Las Vegas, Nevada.

To provide security for the aforementioned Pioneer Citizens Bank loan, concurrent with the closing of the Business Loan Agreement, the Company repaid a note payable in the amount of $281,000 plus accrued interest representing unpaid purchase consideration for the January 1997 purchase of a portion of the aforementioned Nevada land.

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations.
         -------------

GENERAL

     The Company operates in one industry segment, the domestic home video market. The Company has distributed a broad range of programming on laserdisc ("LD") since 1983. In addition to the distribution of LD product, the Company began distributing programming on the recently introduced digital video disc ("DVD") format. The Company generally enters into license agreements whereby it acquires the exclusive right to manufacture and distribute LD and DVD programming. In addition, the Company acts as an exclusive and nonexclusive wholesale distributor of LD and DVD programming.

RESULTS OF OPERATIONS

     The Company recorded operating losses of $68,000 and $102,000 for the three and six months ended September 30, 1997, respectively, versus operating income of $583,000 and $1,433,000 for the three and six months ended September 30, 1996, respectively. The Company recorded net losses of $184,000, or $.01 per share, and $375,000, or $.03 per share, for the three and six months ended September 30, 1997, respectively, versus net income of $496,000, or $.04 per share, and $1,102,000, or $.08 per share, for the three and six months ended September 30, 1996, respectively.

THE THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1996

     Net sales for the September 1997 quarter decreased 7.6% to $16,412,000 from $17,762,000 for the September 1996 quarter. During the September 1997 quarter, the Company, in addition to its nonexclusive DVD distribution activities, released 18 exclusive DVD titles, a significant increase over the two exclusive titles released during the Company's first quarter ended June 30, 1997. Exclusive and nonexclusive DVD sales accounted for approximately 18% of the Company's net sales during the September 1997 quarter. The Electronics Industries Association ("EIA") reported approximately 245,000 DVD players have been sold to electronic hardware dealers from DVD's March 1997 introduction through October 24, 1997 (the unit sales figure includes DVD/LD combination players). The Company expects DVD sales to grow, as a percentage of net sales, in the future.

     LD sales for the September 1997 quarter were down approximately 25% compared to the September 1996 quarter. Management believes that competition from the DVD format, introduced in March 1997, will continue to adversely impact the LD marketplace. The EIA reported calendar 1997 LD hardware sales through October 24, 1997 at approximately 41,000 units, down 67.6% from calendar 1996, a trend which management believes adversely impacts sales of the Company's catalogue LD programming. Management believes that the introduction of DVD has caused certain of the larger retailers to become more cautious in their LD purchasing. Additionally, the financial difficulties experienced by certain of the Company's largest customers have impacted the volume and breadth of their LD purchasing and, accordingly, has had a negative impact on the Company's overall quarterly sales. See "Summary and Outlook -- Distressed Condition of the Retail Entertainment Software Market" and "-- DVD and LD Outlook."

     In the future, the Company expects that net sales will continue to be affected by the popularity of new LD and DVD releases, the level of LD and DVD hardware sales, the extent of the Company's distribution of the DVD format, DVD's market penetration, the financial condition of the retail entertainment software market and the prevailing economic environment.

     Cost of optical disc sales (LDs and DVDs collectively) for the September 1997 quarter decreased to $13,283,000 from $13,851,000 for the September 1996 quarter. As a percentage of net sales, cost of optical disc sales for the September 1997 quarter increased to 80.9% from 78.0% for the September 1996 quarter. The margin deterioration primarily reflects an increased provision for slow-moving LD inventory for the September 1997 quarter over that for the September 1996 quarter.

     The sales mix of higher-margin exclusive product and lower-margin nonexclusive product and the margins within each category vary with the availability and popularity of titles and the Company's marketing emphasis. Nonexclusive product sales (including nonexclusive DVD sales) in the September 1997 quarter accounted for 21.1% of net sales compared to 29.6% in the September 1996 quarter.

     Selling expenses decreased 4.0% to $1,185,000 for September 1997 quarter from $1,234,000 for the September 1996 quarter. As a percentage of net sales, selling expenses for the September 1997 quarter increased to 7.2% from 6.9% for the September 1996 quarter. During the September 1997 quarter, the Company incurred higher freight costs, as a percentage of net sales, resulting from an increase in freight rates, as compared to the September 1996 quarter.

     General and administrative expenses decreased 16.9% to $1,124,000 for the September 1997 quarter from $1,353,000 for the September 1996 quarter. As a percentage of net sales, general and administrative expenses for the September 1997 quarter decreased to 6.8% from 7.6% for the September 1996 quarter. The decrease is principally attributable to recoveries of previously reserved accounts receivable from certain customers, offset in part, by higher legal and depreciation expenses for the September 1997 quarter versus the September 1996 quarter.

     Amortization of production costs for the September 1997 quarter increased 19.8% to $888,000 from $741,000 for the September 1996 quarter. As a percentage of net sales, amortization of production costs for the September 1997 quarter increased to 5.4% from 4.2% for the September 1996 quarter. The increase is primarily attributable to more exclusive titles (both LD and DVD) placed into production and higher overhead in the Company's creative services and production departments necessary to produce the higher volume of titles. The Company expects amortization of production costs to continue to be a function of the timing and number of exclusive titles placed into production.

     Interest expense for the September 1997 quarter increased 57.3% to $129,000 from $82,000 for the September 1996 quarter. Interest income for the September 1997 quarter decreased 85.7% to $7,000 from $49,000 for the September 1996 quarter. The Company had higher borrowings outstanding and less cash invested during the September 1997 quarter versus the September 1996 quarter.

THE SIX MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THE SIX MONTHS ENDED SEPTEMBER 30, 1996

     Net sales for the six months ended September 30, 1997 decreased 12.1% to $33,314,000 from $37,908,000 for the six months ended September 30, 1996. During the six months ended September 1997, the Company has released 20 exclusive DVD titles. Exclusive and nonexclusive DVD sales accounted for approximately 13% of the Company's net sales during the six months ended September 30, 1997. The Company expects DVD sales to grow, as a percentage of net sales, in the future.

     LD sales for the 1997 period were down approximately 24% compared to the 1996 period. Management believes that competition from the DVD format, introduced in March 1997, will continue to adversely impact the LD marketplace. Calendar 1997 LD hardware sales are sharply down compared to calendar 1996, a trend which management believes adversely impacts sales of the Company's catalogue LD programming. Management believes that the introduction of DVD has caused certain of the larger retailers to become more cautious in their LD purchasing. Additionally, the financial difficulties experienced by certain of the Company's largest customers have impacted the volume and breadth of their LD purchasing and, accordingly, has had a negative impact on the Company's overall fiscal 1998 sales to date. See "Summary and Outlook -- Distressed Condition of
                           ---
the Retail Entertainment Software Market" and "-- DVD and LD Outlook."

     In the future, the Company expects that net sales will continue to be affected by the popularity of new LD and DVD releases, the level of LD and DVD hardware sales, the extent of the Company's distribution of the DVD format, DVD's market penetration, the financial condition of the retail entertainment software market and the prevailing economic environment.

     Cost of optical disc sales (LDs and DVDs collectively) for the six months ended September 30, 1997 decreased to $27,332,000 from $29,832,000 for the six months ended September 30, 1997. As a percentage of net sales, cost of optical disc sales for the six months ended September 30, 1997 increased to 82.0% from 78.7% for the six months ended September 30, 1997. The margin deterioration primarily reflects an increased provision for slow-moving LD inventory for the six months ended September 30, 1997 over that for the six months ended September 30, 1996.

     The sales mix of higher-margin exclusive product and lower-margin nonexclusive product and the margins within each category vary with the availability and popularity of titles and the Company's marketing emphasis. Nonexclusive product sales (including nonexclusive DVD sales) in the six months ended September 30, 1997 accounted for 22.9% of net sales compared to 27.6% in the six months ended September 30, 1996.

     Selling expenses decreased 3.6% to $2,232,000 for six months ended September 30, 1997 from $2,315,000 for the six months ended September 30, 1996. As a percentage of net sales, selling expenses for the six months ended September 30, 1997 increased to 6.7% from 6.1% for the six months ended September 30, 1996. During the 1997 period, the Company incurred higher freight costs, as a percentage of net sales, resulting from an increase in freight rates and higher rent associated with U.S. Laser's retail space, offset, in part, by reduced trade advertising of exclusive titles and reduced costs for market development funds offered to customers, versus the September 1996 period.

     General and administrative expenses decreased 24.2% to $2,133,000 for the six months ended September 30, 1997 from $2,815,000 for the six months ended September 30, 1996. As a percentage of net sales, general and administrative expenses for the six months ended September 30, 1997 decreased to 6.4% from 7.4% for the six months ended September 30, 1996. The decrease is principally attributable to recoveries of previously reserved accounts receivable from certain customers and lower overhead resulting from continued consolidation of administrative support at U.S. Laser, offset, in part, by higher legal, accounting and depreciation expenses for the six months ended September 30, 1997 versus the six months ended September 30, 1996.

     Amortization of production costs for the six months ended September 30, 1997 increased 13.6% to $1,719,000 from $1,513,000 for the six months ended September 30, 1996. As a percentage of net sales, amortization of production costs for the six months ended September 30, 1997 increased to 5.2% from 4.0% for the six months ended September 30, 1996. The increase is primarily attributable to more exclusive titles (both LD and DVD) placed into production and higher overhead in the Company's creative services and production departments necessary to produce the higher volume of titles. The Company expects amortization of production costs to continue to be a function of the timing and number of exclusive titles placed into production.

     Interest expense for the six months ended September 30, 1997 increased 207.4% to $332,000 from $108,000 for the six months ended September 30, 1996. Interest income for the six months ended September 30, 1997 decreased 63.2% to $53,000 from $144,000 for the six months ended September 30, 1996. The Company had higher borrowings outstanding and less cash invested during the six months ended September 30, 1997 versus the six months ended September 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital requirements vary primarily with the level of its licensing, production and distribution activities. The principal recurring uses of working capital in operations are for program licensing costs (i.e., royalty payments, including advances, to program suppliers), distribution fee advances, manufacturing and production costs, costs of acquiring finished product for wholesale distribution and selling, general and administrative expenses. Working capital has historically been provided by cash flows from operations, private sales of common stock, notes payable to private and institutional investors and bank borrowings. For the six months ended September 30, 1997, operating activities provided cash and cash equivalents of $1,635,000, investing activities, consisting of capital expenditures, used cash and cash equivalents of $360,000 and financing activities, consisting primarily of repayments of bank borrowings, used cash and cash equivalents of $1,304,000, resulting in a net decrease in cash and cash equivalents of $29,000.

     The Company's Liquidity Position at September 30, 1997 and Management's
     -----------------------------------------------------------------------
Assessment of the Company's Liquidity Position in Fiscal 1998.
-------------------------------------------------------------

     At March 31, 1997, the Company had cash and cash equivalents of $1,090,000, outstanding borrowings of $8,994,000 and available borrowings of $1,300,000, net of amounts utilized for outstanding letters of credit (under its revolving credit facility and note payable). At June 30, 1997, the Company had cash and cash equivalents of $299,000, outstanding borrowings of $5,825,000 and available borrowings of $1,497,000, net of amounts utilized for outstanding letters of credit (under its revolving credit facility and note payable and excluding construction and equipment lending facilities).

     At September 30, 1997, the Company had cash and cash equivalents of $1,061,000, outstanding borrowings of $6,980,000 and available borrowings of $2,122,000, net of amounts utilized for outstanding letters of credit (under its revolving credit facility and note payable and excluding construction and equipment lending facilities).

     Certain significant developments during the second half of fiscal 1997 and the first quarter of fiscal 1998 caused management to grow concerned that the Company's current sources of working capital may have been insufficient to fund working capital requirements in fiscal 1998 unless certain discretionary licensing and capital investment programs were curtailed and additional sources of working capital were secured. The developments included: (i) the February 1997 suspension of $2,700,000 in accounts receivable due from Musicland (the Company's largest customer); (ii) the July 1997 Chapter 11 Bankruptcy filing by Alliance Entertainment Corp. (the Company's second largest customer); (iii) the unsuccessful efforts to sell the front 8.8 acres of its Nevada land; (iv) the ongoing adverse impact of DVD on LD sales; and, (v) the increased cash requirements to exclusively license DVD programming.

     In response to the aforementioned significant developments and the related concerns these events raise regarding the Company's liquidity during fiscal 1998, management developed a fiscal 1998 action plan ("Action Plan"). The Action Plan principally involved: (i) reducing or suspending certain discretionary expenditures such as suspending the Company's stock buy-back program, reducing or eliminating, when possible, up-front payments for advance royalties, distribution fees and contractual inventory purchases on new exclusive license and distribution agreements, increasing levels of trade vendor support and deferring construction of a proposed warehouse and distribution facility in Las Vegas, Nevada; and (ii) seeking additional working capital through such sources as debt and/or equity financing, monetizing a portion of the delinquent Musicland and Camelot Music receivables, selling the front 8.8 acres of its Nevada land and generating revenues from exclusive DVD distribution.

     To date, the Company has implemented certain elements of its Action Plan. In July 1997, the Company entered into assignment agreements with third-party investors whereby the Company assigned its right, title and interest in and to approximately $3,000,000 in accounts receivable due from Musicland and Camelot Music. The receivables were irrevocably assigned without recourse as to the economic risk of Musicland's or Camelot Music's ultimate inability to pay. The third-party investors purchased the receivables for cash at certain discounts.

     In September 1997, the Company entered into a convertible debt agreement to borrow $5,000,000 from a principal stockholder of the Company. See "Liquidity
                                                               ---
and Capital Resources -- Convertible Subordinated Debt Financing."

     In July 1997, the Company borrowed $1,350,000 from Pioneer Citizens Bank in Nevada. See "Liquidity and Capital Resources -- Banking Activities."
        ---

     At October 31, 1997, the Company had cash and cash equivalents of $632,000, outstanding borrowings of $1,749,000 and available borrowings of $7,044,000, net of amounts utilized for outstanding letters of credit (under its credit facilities and notes payable and excluding its construction and equipment lending facilities).

     Management believes that the Company, has implemented sufficient elements of its Action Plan and its internal and external sources of funding are adequate to meet anticipated needs within the next 12 months. See "Summary and Outlook --
                                                     ---
Las Vegas Warehouse and Distribution Facility and Adjacent Land."

     Banking Activities.
     ------------------

         Revolving Credit Facility. In December 1996, the Company entered into a Loan Agreement (the "Agreement") with Union Bank. The Agreement, as amended in October 1997, provides for revolving advances and the issuance of standby letters of credit under a two-year, $15,000,000 revolving credit facility. Borrowings under the Agreement are at Union Bank's prime rate plus .25% (8.75% at September 30, 1997). The Agreement provides the Company the option of borrowing for fixed periods at the London Interbank Offered Rate ("LIBOR") plus 2.5% (8.28% at September 30, 1997).

Borrowings under the Agreement are secured by substantially all of the Company's assets located in California and New Jersey. Funds available for borrowing may not exceed the borrowing base specified in the Agreement. At September 30, 1997, $5,630,000 was outstanding under the Agreement, all of which was borrowed under the prime rate plus .25% option, and $2,122,000, net of amounts utilized for outstanding letters of credit, was available for borrowing. The Agreement requires the Company to comply with certain quarterly financial and operating covenants. At September 30, 1997, the Company was in compliance with financial and operating covenants or had received waivers of noncompliance from Union Bank.

At September 30, 1997, the Company had $2,500,000 of outstanding letters of credit issued by Union Bank of which $200,000 will expire on November 15, 1997 and the remainder on November 15, 1998. These letters of credit secure balances due to program suppliers.

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

Borrowings under the Loan Agreement are secured by a deed of trust on the approximate 8.4 acres of land in Las Vegas, Nevada on which the Company intends to construct a new warehouse and distribution facility as well as any of the Company's personal property located in Nevada, excluding inventory held for sale. Interest under the Construction Line and the Revolving Line is at the bank's prime rate plus 1.25% (9.75% at September 30, 1997). The Loan Agreement provides the Company the option, under the Revolving Line, of borrowing for fixed periods of time at LIBOR plus either 2.25% or 2.65% depending on level of the Company's debt service coverage ratio, as defined in the Loan Agreement. At September 30, 1997, $400,000 in borrowings were outstanding under the Construction Line. The Loan Agreement requires the Company to comply with certain quarterly financial and operational covenants. At September 30, 1997, the Company was not in compliance with a certain financial covenant. Based upon discussions with the bank, the Company anticipates receiving a waiver of noncompliance. Should the Company not receive the waiver, the Company believes it has adequate resources the repay the $400,000 in outstanding borrowings. See
                                                                            ---
"Summary and Outlook -- Las Vegas Warehouse and Distribution Facility and Adjacent Land."

         Warehouse and Distribution Equipment Lease Facility. At September 30, 1997, there were no borrowings outstanding under the Company's March 1997 $2,500,000 warehouse and distribution equipment lease facility with BankAmerica Leasing and Capital Corporation. The lease contains certain quarterly financial and operating covenants. At September 30, 1997, the Company was in not compliance with a certain financial covenant. Based upon discussions with the bank, the Company anticipates receiving a waiver of noncompliance. See "Summary
                                                                   ---
and Outlook -- Las Vegas Warehouse and Distribution Facility and Adjacent Land."

         Other Debt. In July 1997, the Company borrowed $1,350,000 under a Business Loan Agreement (the "Business Loan Agreement") with Pioneer Citizens Bank in Nevada. The Business Loan Agreement bears interest at prime plus 1.75% (10.25% at June 30, 1997), matures February 1, 1998 and is secured by a deed of trust on the approximately 8.8 acres of land adjacent to the Company's proposed warehouse and distribution facility construction site in Las Vegas, Nevada.

     To provide security for the aforementioned Pioneer Citizens Bank loan, concurrent with the closing of the Business Loan Agreement, the Company repaid a note payable in the amount of $281,000 plus accrued interest representing unpaid purchase consideration for the January 1997 purchase of a portion of the aforementioned Nevada land.

     Convertible Subordinated Debt Financing.
     ---------------------------------------

     In September 1997, the Company entered into a credit agreement (the "Credit Agreement") with Image Investors Co. ("IIC"), a principal stockholder of the Company owned and controlled by John W. Kluge and Stuart Subotnick, pursuant to which the Company borrowed $5,000,000 from IIC, with interest payable quarterly at 8% per annum and principal due in five years. The loan is unsecured and subordinate to any obligations to Union Bank and is convertible into the Company's common stock at any time during the term at a conversion price of $3.625 per share, the closing price of the Company's common stock on September 29, 1997. The loan was funded on October 29, 1997 and proceeds were used to pay down the Company's outstanding balance under its revolving credit facility with Union Bank.

      Other Obligations.
      -----------------

      At September 30, 1997, the Company had future license obligations for royalty advances, minimum guarantees and other fees of $5,051,000 due during fiscal 1998, $11,515,000 due during fiscal 1999 and $6,573,000 due during fiscal 2000. These advances and guarantees are recoupable against royalties earned by the licensors and program suppliers, respectively. Depending upon competition for license and exclusive distribution rights, the Company may have to pay increased advances, guarantees and/or royalty rates in order to acquire or retain such rights in the future.

SUMMARY AND OUTLOOK

     As discussed in "Liquidity and Capital Resources -- The Company's Liquidity Position at September 30, 1997 and Management's Assessment of the Company's Liquidity Position in Fiscal 1998," the Company believes it has resolved short-term liquidity constraints experienced during the first six months of fiscal 1998. The Company's longer-term operating cash flow and liquidity will depend upon the viability of the LD marketplace, the ultimate success of DVD, the Company's role in the distribution of DVD, the success of the LD/DVD/Compact Disc ("LD/DVD/CD") combination player and management's belief of the player's positive affect on catalogue LD sales and the overall strengthening of the retail entertainment software market.

     Distressed Condition of the Retail Entertainment Software Market.
     ----------------------------------------------------------------

     The overall economic slump in the dedicated entertainment software market appears to be continuing although certain major entertainment software retailers have recently reported improved results versus those of their comparative prior-year periods. While the 1997 holiday season will be a critical factor in assessing whether a positive overall continuing trend has developed, management is guardedly optimistic that such a positive trend is developing.

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

     DVD and LD Outlook.
     ------------------

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

     DVD Activities.
     --------------

     The Company continues to secure exclusive distribution rights for DVD programming. Under its September 1997 exclusive distribution agreement with Universal Studios Home Video covering 50 catalogue titles, the Company plans to release titles including THE ANDROMEDA STRAIN, MAD DOG AND GLORY, MONTY PYTHON:
THE MEANING OF LIFE, SIXTEEN CANDLES and WEIRD SCIENCE, as well as classic and collectible titles such as the Abbott and Costello comedies IN THE FOREIGN LEGION and IN THE NAVY, the Mae West comedies BELLE OF THE NINETIES and I'M NO ANGEL, and the classic Marx Brothers comedies ANIMAL CRACKERS, DUCK SOUP and HORSE FEATHERS. Under its April 1997 exclusive distribution agreement with Orion Home Video, the Company's recent and upcoming releases include DANCES WITH WOLVES, SILENCE OF THE LAMBS and ROBOCOP. Under its May 1997 exclusive distribution agreement with Central Park Media, the Company plans to release Japanese animation titles, known as "anime," which have a devoted following of avid fans and collectors. Under its February 1997 exclusive distribution agreement with Playboy Home Video, the Company plans to release a total of 20 Playboy DVD titles during fiscal 1998. Under individual exclusive distribution agreements, the Company's recent and upcoming releases include such diverse programming as the original THE TERMINATOR, TINA TURNER'S WILDEST DREAMS CONCERT and Stephen Sondheim's award-winning musical INTO THE WOODS. Lastly, certain of the Company's LD license agreements with independent program suppliers also provided for DVD rights which the Company intends to exploit. Some of the DVD titles the Company plans to release under these agreements include PHANTOM OF THE OPERA, the Lon Chaney, Sr. version, THE CABINET OF DR. CALIGARI, NOSFERATU and WEIRD AL YANKOVIC: THE VIDEOS.

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

      Exclusive Distribution of DTS Encoded Software.
      ----------------------------------------------

      In September 1997, the Company reached an agreement in principle with Digital Theatre Systems (DTS) to distribute DTS's music programming on CD and continue to encode DTS multi-channel sound on LD and DVD programming. The Company's three-year agreement with DTS affords the Company an opportunity to diversify its core exclusive distribution business into exclusive distribution of music programming (e.g., music CDs). In the beginning of calendar 1997, the Company began releasing a series of major motion pictures on LD featuring DTS multi-channel audio.

      Software encoded with DTS multi-channel audio can only be played when processed through a DTS decoder. To date, several high-end audio component producers have brought decoders to the market. As a relatively new technology, the DTS system has been out of the price range of most collectors. The Company believes the market is beginning to change and several mainstream audio hardware manufacturers are expected to introduce DTS component technology. This equipment will decode DTS multi-channel audio from all types of DTS encoded software (LD, CD and DVD). As a result, the Company believes that prices for surround processors with the ability to play all DTS multi-channel audio platforms will soon drop below $1,000. The Company believes that the largest potential for DTS software growth is in DTS audio software. In the past year, DTS has released a wide spectrum of DTS/CD software, including high-profile titles. Under the agreement, Image will be responsible for all marketing, sales, inventory management and distribution of DTS/CD software.

      Las Vegas Warehouse and Distribution Facility and Adjacent Land.
      ---------------------------------------------------------------

      Construction of a 76,000 square foot automated warehouse and distribution facility on 8.4 acres of the Company's unimproved real property adjacent to McCarran International Airport in Las Vegas, Nevada had been deferred for approximately six months as part of the Company's Action Plan. See "The
                                                                ---
Company's Liquidity Position at September 30, 1997 and Management's Assessment of the Company's Liquidity Position in

Fiscal 1998." With sufficient elements of its Action Plan implemented, the Company plans to commence construction during its third quarter ending December 31, 1997. At September 30, 1997, the Company was not in compliance with a certain quarterly financial covenant under the Company's construction and equipment lease financing facilities. Based upon discussions with the bank, the Company anticipates receiving a waiver of noncompliance. Should the Company not receive the waiver, the Company believes it will be able to secure alternative construction and equipment lease financing through other sources; however, commencement of construction could be delayed.

      The Company has taken the remaining 8.8 acres of its adjacent street frontage property, previously held for sale, off the market. In an effort to attract potential buyers and increase the market value of the parcel, the Company's plans to subdivide the parcel and remarket it after construction of the warehouse and distribution facility is underway.

FORWARD-LOOKING STATEMENTS

      Forward-looking statements, within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, are contained throughout this Form 10-Q. Such statements are based on the beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. When used in this report, the words "anticipate," "believe," "estimate," "may," "plan," "expect" and similar expressions, variations of such terms or the negative of such terms as they relate to the Company or its management are intended to identify such forward-looking statements and should not be regarded as a representation by the Company, its management or any other person that the future events, plans or expectations contemplated by the Company will be achieved. Such statements are based on management's current expectations and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, the Company's actual results, performance or achievements could differ materially from those expressed in, or implied by, any such forward-looking statements. The Company has made forward-looking statements in this Form 10-Q concerning, among other things, (i) the viability of the LD format for several years despite the introduction of the DVD format; (ii) the success of the LD/DVD/CD combination player in growing the LD and DVD formats and attracting new customers to LD; (iii) the strengthening of the retail entertainment software market over the long term; (iv) commencement of construction of the Las Vegas, Nevada warehouse and distribution facility during the December 1997 quarter; (v) seeking investment opportunities in growth-oriented companies and securing necessary acquisition financing; (vi) the Company's ability to enhance its reputation and presence in the DVD market, experience continued sales of its licensed DVD programing and secure additional LD and DVD rights; (vii) the estimated number of exclusive DVD releases for the fiscal year; (viii) the market for the DTS system is changing and that several mainstream audio hardware manufacturers will ultimately enter the market; (ix) prices for complete surround processors with the ability to decode DTS encoded software will soon drop below $1,000; (x) DTS/DVD programming will become a reality; and (xi) projected growth in DTS audio software. These statements are only predictions. Actual events or results may differ materially as a result of risks facing the Company. These risks include, but are not limited to: (i) the number of and breadth of titles that will ultimately be available on DVD; (ii) the financial condition of key customers; (iii) competition from other distributors of the DVD format; (iv) ability to sustain its core LD business until a transition can be made into DVD, if ever; or whether current LD program suppliers, LD retailers and LD hardware manufacturers will continue to support the LD format during the transition period; (v) shifts in industry distribution channels; (vi) shifts in retail consumer and wholesale customer buying habits;
(vii) difficulties and delays which may be encountered in the compression and authoring production process required to produce DVD programming; and (viii) other factors referenced in this Form 10-Q. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to announce publicly the result of any revisions to any of the forward-looking statements contained in this and other Securities and Exchange Commission filings of the Company to reflect future events or developments.

               REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------

      The consolidated financial statements as of September 30, 1997 and for the periods ended September 30, 1997 and 1996 in this Form 10-Q have been reviewed by KPMG Peat Marwick LLP, independent certified public accountants, in accordance with established professional standards and procedures for such a review.

      The report of KPMG Peat Marwick LLP commenting upon their review follows.

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT
                     --------------------------------------

The Board of Directors
Image Entertainment, Inc.

We have reviewed the condensed consolidated balance sheet of Image Entertainment, Inc. as of September 30, 1997, and the related condensed consolidated statements of operations and cash flows for the three- and six-month periods ended September 30, 1997 and 1996 in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Image Entertainment, Inc.

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

Los Angeles, California
November 4, 1997

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

         Not Applicable

ITEM 3.  Defaults upon Senior Securities.
         -------------------------------

         Not Applicable

ITEM 4.  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------

         On September 5, 1997, the Company held its annual meeting of shareholders. Represented at the meeting in person or by proxy were 12,130,395 shares of common stock (approximately 90.02% of the shares entitled to vote), constituting a quorum.

         At the meeting, Martin W. Greenwald, Stuart Segall, Ira S. Epstein and Russell Harris were elected as directors of the Company to serve until their respective successors have been elected and qualified. With respect to Mr. Greenwald's election, there were 11,977,150 votes for and 153,245 votes withheld. With respect to Mr. Segall's election there were 12,011,250 votes for and 119,145 votes withheld. With respect to Mr. Epstein's election, there were 12,010,454 votes for and 119,941 votes withheld. With respect to Mr. Harris's election, there were 12,011,642 votes for and 118,753 votes withheld.

         At the meeting, the Company's shareholders voted upon and ratified the appointment of KPMG Peat Marwick LLP as the Company's independent auditors for the fiscal year ending March 31, 1998. With respect to this matter, there were 12,071,425 votes for, 34,584 votes against and 24,386 abstentions.

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

                              IMAGE ENTERTAINMENT, INC.



Date: November 12, 1997       By: /S/ MARTIN W. GREENWALD
                                 ----------------------------------------------
                                 Martin W. Greenwald
                                 Chairman of the Board, Chief Executive Officer, President and Treasurer



Date: November 12, 1997       By: /S/ JEFF M. FRAMER
                                 ----------------------------------------------
                                 Jeff M. Framer
                                 Chief Financial Officer

================================================================================
                                 EXHIBIT INDEX
================================================================================


Exhibit No.                 Description
--------------------------------------------------------------------------------

10.1*                       Credit Agreement between the Company and Image
                            Investors Co. dated September 29, 1997, including
                            Convertible Subordinated Promissory Note dated
                            October 29, 1997.

15*                         Letter re unaudited interim financial information.

27*                         Financial Data Schedule.


                            *Exhibit(s) not previously filed with the Securities and Exchange Commission.