Form 10-Q
period 1997-12-31
IMAGE ENTERTAINMENT INC
filed 1998-02-12
CIK 216324

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549
                            _______________________

                                 FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For THE QUARTERLY PERIOD ENDED DECEMBER 31, 1997

                                 OR
[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 For The Transition Period From ........To.......

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

Number of shares outstanding of the registrant's common stock on February 6, 1998: 13,771,645

================================================================================

--------------------------------------------------------------------------------
                        PART I -- FINANCIAL INFORMATION
--------------------------------------------------------------------------------


ITEM 1.  FINANCIAL STATEMENTS.
         --------------------



                                 IMAGE ENTERTAINMENT, INC.

                                 CONSOLIDATED BALANCE SHEETS

                                 December 31, 1997 and March 31, 1997
================================================================================

                        ASSETS

                                                               December 31, 1997    March 31, 1997
                                                               -----------------    --------------
(In thousands)                                                   (unaudited)
Cash and cash equivalents                                           $ 1,421           $ 1,090

Accounts receivable, net of allowances of
 $3,977 -- December 31, 1997;
 $4,809 -- March 31, 1997                                            12,570            10,759

Inventories (Note 3)                                                 16,658            17,776

Royalties, distribution fee and license fee advances                  9,818             8,454

Prepaid expenses and other assets                                       760               751

Property, equipment and improvements, net of
 accumulated depreciation and amortization of
 $4,609 -- December 31, 1997;
 $3,972 -- March 31, 1997                                             7,478             7,618
                                                                    -------           -------
                                                                    $48,705           $46,448
                                                                    =======           =======

          See accompanying notes to consolidated financial statements

                           IMAGE ENTERTAINMENT, INC.

                          CONSOLIDATED BALANCE SHEETS

                     December 31, 1997 and March 31, 1997
================================================================================

                     LIABILITIES AND SHAREHOLDERS' EQUITY

                                                         December 31, 1997    March 31, 1997
                                                         ------------------   ---------------
(In thousands, except share data)                           (unaudited)

LIABILITIES:

Accounts payable and accrued liabilities                         $18,710           $15,922

Accrued royalties                                                  3,576             3,481

Revolving credit facility (Note 5)                                   500             8,709

Construction credit facility (Note 6)                                400                --

Convertible subordinated note payable (Note 7)                     5,000                --

Note payable (Note 7)                                              1,350               285
                                                                 -------           -------
 Total liabilities                                                29,536            28,397
                                                                 -------           -------

SHAREHOLDERS' EQUITY:

Preferred stock, $1 par value, 3,366,000 shares
 authorized; none issued and outstanding                              --                --

Common stock, no par value, 25 million shares
 authorized; 13,751,000 and 13,343,000 issued and
 outstanding at December 31, 1997 and
 March 31, 1997, respectively                                     17,975            17,642

Stock warrants                                                        --               (73)

Additional paid-in capital                                         3,064             3,064

Accumulated deficit                                               (1,870)           (2,582)
                                                                 -------           -------
 Net shareholders' equity                                         19,169            18,051
                                                                 -------           -------
                                                                 $48,705           $46,448
                                                                 =======           =======

          See accompanying notes to consolidated financial statements

                           IMAGE ENTERTAINMENT, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

             For the Three Months Ended December 31, 1997 and 1996

================================================================================

(In thousands, except per share data)             1997       1996
                                                --------   --------

NET SALES                                       $26,297    $24,948

OPERATING COSTS AND EXPENSES:
 Cost of optical disc sales                      20,957     19,751
 Selling expenses                                 1,332      1,143
 General and administrative expenses              1,490      2,173
 Amortization of production costs                 1,051        794
                                                -------    -------
                                                 24,830     23,861
                                                -------    -------
OPERATING INCOME                                  1,467      1,087

OTHER EXPENSES (INCOME):
 Interest expense                                   162        118
 Interest income                                    (26)       (44)
 Other                                               --        662
                                                -------    -------
                                                    136        736
                                                -------    -------
INCOME BEFORE INCOME TAXES AND
 EXTRAORDINARY ITEM                               1,331        351

INCOME TAX EXPENSE                                  244         50
                                                -------    -------

INCOME BEFORE EXTRAORDINARY ITEM                  1,087        301

EXTRAORDINARY ITEM -- COSTS ASSOCIATED WITH
 EARLY RETIREMENT OF DEBT, NET OF TAXES              --        143
                                                -------    -------
NET INCOME                                      $ 1,087    $   158
                                                =======    =======

NET INCOME PER SHARE
 -- BASIC AND DILUTED (Note 4):
    Income before extraordinary item               $.08    $   .02
    Extraordinary item                               --       (.01)
                                                -------    -------
    Net income                                     $.08    $   .01
                                                =======    =======

          See accompanying notes to consolidated financial statements

                           IMAGE ENTERTAINMENT, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

             For the Nine Months Ended December 31, 1997 and 1996

================================================================================

(In thousands, except per share data)             1997       1996
                                                --------   --------

NET SALES                                       $59,610    $62,856

OPERATING COSTS AND EXPENSES:
 Cost of optical disc sales                      48,289     49,582
 Selling expenses                                 3,563      3,458
 General and administrative expenses              3,624      4,989
 Amortization of production costs                 2,770      2,308
                                                -------    -------
                                                 58,246     60,337
                                                -------    -------
OPERATING INCOME                                  1,364      2,519

OTHER EXPENSES (INCOME):
 Interest expense                                   493        226
 Interest income                                    (79)      (189)
 Other                                               --        662
                                                -------    -------
                                                    414        699
                                                -------    -------
INCOME BEFORE INCOME TAXES AND
EXTRAORDINARY ITEM                                  950      1,820

INCOME TAX EXPENSE                                  238        417
                                                -------    -------
INCOME BEFORE EXTRAORDINARY ITEM                    712      1,403

EXTRAORDINARY ITEM -- COSTS ASSOCIATED WITH
EARLY RETIREMENT OF DEBT, NET OF TAXES               --        143
                                                -------    -------
NET INCOME                                      $   712    $ 1,260
                                                =======    =======

NET INCOME PER SHARE
 -- BASIC AND DILUTED (Note 4):
    Income before extraordinary item               $.05    $   .10
    Extraordinary item                               --       (.01)
                                                -------    -------
    Net income                                     $.05    $   .09
                                                =======    =======

          See accompanying notes to consolidated financial statements

                          IMAGE ENTERTAINMENT, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)
             For the Nine Months Ended December 31, 1997 and 1996

================================================================================

(In thousands)                                               1997       1996
                                                           --------   --------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                 $   712    $ 1,260

Adjustments to reconcile net income
 to net cash provided (used) by operating activities:
  Amortization of production costs                           2,770      2,308
  Depreciation and amortization                                644        630
  Amortization of stock warrants                                73        136
  Provision for doubtful accounts, net of recoveries          (290)     1,154
  Loss on disposition of assets                                 --         26
Changes in assets and liabilities associated
 with operating activities:
  Accounts receivable                                       (1,521)    (2,482)
  Optical disc inventory                                     1,381     (4,275)
  Royalty, distribution and license
    fee advances, net                                       (1,364)    (6,919)
  Production cost expenditures                              (3,033)    (2,369)
  Prepaid expenses and other assets                            (16)       162
  Accounts payable, accrued royalties
   and accrued liabilities                                   2,883      5,482
                                                           -------    -------
   Net cash provided (used) by
     operating activities                                    2,239     (4,887)
                                                           -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:

 Capital expenditures                                         (497)    (4,963)
                                                           -------    -------
   Net cash used by investing activities                      (497)    (4,963)
                                                           -------    -------


          See accompanying notes to consolidated financial statements

                           IMAGE ENTERTAINMENT, INC.

                                  (UNAUDITED)

             For the Nine Months Ended December 31, 1997 and 1996

================================================================================

(In thousands)                                            1997        1996
                                                        ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:

 Advances under revolving credit facility               $ 28,695    $ 42,173
 Advances under construction credit facility                 400          --
 Proceeds from issuance of convertible
  subordinated note payable                                5,000          --
 Proceeds from issuance of note payable                    1,350          --
 Repayment of advances under revolving
  credit facility                                        (36,904)    (33,550)
 Repayment of short-term debt                               (285)         --
 Repurchase of common stock                                   --      (2,356)
 Net proceeds from exercise of stock options                 333          49
                                                        --------    --------
  Net cash (used) provided by financing activities        (1,411)      6,316
                                                        --------    --------
NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS                                             331      (3,534)

 Cash and cash equivalents at beginning of period          1,090       4,666
                                                        --------    --------
 Cash and cash equivalents at end of period             $  1,421    $  1,132
                                                        ========    ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

 Cash paid during the period for:
  Interest                                              $    475    $    152
  Income taxes                                          $     90    $    668
                                                        ========    ========

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

 In November 1996, the Company purchased 16.5 acres of unimproved real property in Las Vegas, Nevada for approximately $4 million which included a note payable for approximately $950,000 of the consideration.

          See accompanying notes to consolidated financial statements

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
            ------------------------------------------------------

NOTE 1.  BASIS OF PRESENTATION.

The accompanying consolidated financial statements as of and for the periods ended December 31, 1997 and 1996 include the accounts of Image Entertainment, Inc. and its wholly-owned subsidiary U.S. Laser Video Distributors, Inc. (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying consolidated balance sheet at December 31, 1997 and the related consolidated statements of operations and cash flows for the periods ended December 31, 1997 and 1996 of the Company included herein are unaudited; however, such information reflects all adjustments of a normal recurring nature which management believes are necessary for a fair presentation of results for the interim periods. The accompanying consolidated financial information for the periods ended December 31, 1997 and 1996 should be read in conjunction with the Financial Statements, the Notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's March 31, 1997 Form 10-K.

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

Seasonality and Variability.  The Company has generally experienced higher sales
---------------------------
of laserdiscs in the quarters ended December 31 and March 31 due to increased consumer spending associated with the year-end holidays and the home video release of many high profile, high budget summer theatrical releases; however, since most sales of a title occur in the first few months after its release, sales also vary with the popularity of titles in release. The Company expects sales of its digital video disc ("DVD") programming to follow the same trend.
In addition, other factors contribute to fluctuations in the Company's net sales on a quarterly basis. These factors include: (i) competition from DVD, a competing video format, which affects wholesale and retail customer demand for laserdisc programming; (ii) the popularity of laserdisc and DVD titles in release during the quarter; (iii) the Company's marketing and promotional activities; (iv) the Company's licensing and distribution activities relating to new laserdisc and DVD video programming; (v) the extension, termination or non-renewal of existing laserdisc and DVD license and distribution rights; and (vi) general economic changes affecting consumer demand for laserdisc and DVD hardware and software and the buying habits of the Company's customers. The results of operations for the periods ended December 31, 1997 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 1998.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
            ------------------------------------------------------

NOTE 2.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS.

In June 1997, Statement of Financial Accounting Standards No. 130 ("SFAS No. 130") "Reporting Comprehensive Income" was issued. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. SFAS No. 130 is effective for both interim and annual periods beginning after December 15, 1997. The Company will adopt SFAS No. 130 in its quarter ending March 31, 1998.

In June 1997, Statement of Financial Accounting Standards No. 131 ("SFAS No. 131") "Disclosures about Segments of an Enterprise and Related Information" was issued. SFAS No. 131 requires that public business enterprises report certain information about operating segments in complete sets of financial statements of the enterprise and in condensed financial statements of interim periods issued to shareholders. It also requires that public business enterprises report certain information about their products and services, the geographic areas in which they operate, and their major customers. SFAS No. 131 is effective for annual periods beginning after December 15, 1997 and interim periods in the second year of application. The Company will adopt SFAS No. 131 in its fiscal year ending March 31, 1999.

NOTE 3.      INVENTORIES.

Inventories at December 31, 1997 and March 31, 1997 are summarized as follows:

(In thousands)                          December 31,    March 31,
                                            1997          1997
                                        ------------    ---------
Optical disc inventory:
 Laserdisc                                   $18,009      $19,067
 DVD                                           1,405          203
                                             -------      -------
                                              19,414       19,270
 Reserve for slow-moving inventory            (4,595)      (3,070)
                                             -------      -------
                                              14,819       16,200
Production costs, net                          1,839        1,576
                                             -------      -------

                                             $16,658      $17,776
                                             =======      =======

Optical disc inventory consists of finished optical discs for sale. Optical disc inventory is stated at the lower of average cost or market.

Production costs are net of accumulated amortization of $5,764,000 and $5,011,000 at December 31, 1997 and March 31, 1997, respectively.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
            ------------------------------------------------------

NOTE 4.  NET INCOME PER SHARE.

In February 1997, Statement of Financial Accounting Standards No. 128 ("SFAS No. 128") "Earnings Per Share" was issued. SFAS No. 128 supersedes Accounting Principles Board Opinion No. 15, "Earnings Per Share" and specifies the computation, presentation, and disclosure requirements for earnings per share ("EPS") for entities with publicly held common stock. SFAS No. 128 is effective for both interim and annual periods ending after December 15, 1997. The Company adopted SFAS No. 128 in the quarter ending December 31, 1997.

Accordingly, the accompanying net income per share information, including all information restated for periods prior to fiscal 1998, has been calculated and presented in accordance with the provisions of SFAS No. 128.

Basic net income per share was calculated by dividing net income by the weighted average number of common shares outstanding during the periods presented.

Diluted net income per share was calculated in a manner consistent with basic net income per share except that the weighted average number of common shares outstanding also includes the diluted effect of stock options and warrants outstanding (using the treasury stock method).

The following presents a reconciliation of the numerators and denominators used in computing basic and diluted net income per share:

                                                                   (In thousands, except per share data)
                                                           Three months ended                Nine months ended
                                                              December 31,                       December 31,
                                                             ------------                       ------------
                                                           1997                1996           1997           1996
                                                           ---                 ----           ----           ----
Net income (basic and diluted numerator)                 $ 1,087             $   158        $   712        $ 1,260
                                                         =======             =======        =======        =======
Weighted average common shares
     outstanding (basic denominator)                      13,740              13,501         13,575         13,617
                                                         =======             =======        =======        =======
Effect of dilutive stock options
     and warrants                                            428                 418            307            471
                                                         -------             -------        -------        -------
Weighted average common shares
     outstanding (diluted denominator)                    14,168              13,919         13,882         14,088
                                                         =======             =======        =======        =======
Basic and diluted net income per share                   $   .08             $   .01        $   .05        $   .09
                                                         =======             =======        =======        =======

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
            ------------------------------------------------------

During the three months ended December 31, 1997 and 1996 and the nine months ended December 31, 1997 and 1996, there were 2,732,000, 2,011,000, 2,732,000, and 1,832,000, respectively, of outstanding stock options and warrants and common shares underlying a convertible security (in the 1997 periods) which were not included in the computation of diluted net income per share. In the case of the stock options and warrants, the exercise prices were greater than the average market price of the common stock for the respective periods and in the case of the convertible security, the assumed conversion or exercise would result in antidilution when applying the treasury stock method for the periods presented. Basic and diluted net income per share for all periods presented are identical.

NOTE 5.  REVOLVING CREDIT FACILITY.

In December 1996, the Company entered into a Loan Agreement (the "Agreement") with Union Bank. The Agreement, as amended in January 1998, provides for revolving advances and the issuance of standby letters of credit under a $15,000,000 revolving credit facility which expires December 31, 1999. Borrowings under the Agreement are at Union Bank's prime rate plus .25% (8.75% at December 31, 1997). The Agreement provides the Company the option of borrowing for fixed periods at the London Interbank Offered Rate ("LIBOR") plus 2.5% (8.31% at December 31, 1997).

Borrowings under the Agreement are secured by substantially all of the Company's assets (located in California and New Jersey). Funds available for borrowing may not exceed the borrowing base specified in the Agreement. At December 31, 1997, there were $500,000 in borrowings outstanding under the Agreement, all of which was borrowed under the prime rate plus .25% option, and $10,962,000, net of amounts utilized for outstanding letters of credit, was available for borrowing. The Agreement requires the Company to comply with certain quarterly financial and operating covenants. At December 31, 1997, the Company was in compliance with the financial and operating covenants or had received waivers of noncompliance from Union Bank.

NOTE 6. CONSTRUCTION CREDIT AND WAREHOUSE AND DISTRIBUTION EQUIPMENT LEASE FACILITIES.

Construction Credit Facility.  In March 1997, the Company entered into a
----------------------------
Business Loan Agreement (the "Loan Agreement") with Bank of America National Trust and Savings Association in Nevada. The Loan Agreement, as amended in February 1998, provides for a construction line of credit (the "Construction Line") through September 30, 1998. The maximum available under the Construction Line (the "Maximum Commitment") is $3,434,000. Interest under the Construction Line is at the bank's prime rate plus 1.25% (9.75% at December 31, 1997). At December 31, 1997, there were $400,000 in borrowings outstanding under the Construction Line. The Loan Agreement provides for the Construction Line to convert to a revolving line of credit (the "Revolving Line") on September 30, 1998.

Under the Revolving Line, the Company may repay and reborrow principal amounts provided the Revolving Line does not exceed the Maximum Commitment, which shall be reduced quarterly beginning December 31, 1998 by $43,000. The Revolving Line is available from October 1,

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
            ------------------------------------------------------

1998 by $43,000. The Revolving Line is available from October 1, 1998 through its maturity date of January 31, 2008. The Loan Agreement provides the Company the option, under the Revolving Line, to borrow at the bank's prime rate plus 1.25% or for fixed periods at LIBOR plus either 2.25% or 2.65% depending on level of the Company's debt service coverage ratio, as defined in the Loan Agreement.

Borrowings under the Loan Agreement are secured by a deed of trust on the approximate 8.4 acres of land in Las Vegas, Nevada on which the Company is constructing a new warehouse and distribution facility, as well as any of the Company's personal property located in Nevada, excluding inventory held for sale. The Loan Agreement requires the Company to comply with certain quarterly financial and operating covenants. At December 31, 1997, the Company was in compliance with the financial and operating covenants.

Warehouse and Distribution Equipment Lease Facility.  At December 31, 1997 there
---------------------------------------------------
were no borrowings outstanding under the Company's March 1997 $2,500,000 warehouse and distribution equipment lease facility with BankAmerica Leasing and Capital Corporation, as amended in February 1998. The lease contains certain quarterly financial and operating covenants. At December 31, 1997, the Company was in compliance with the financial and operating covenants.

NOTE 7.  OTHER NOTES PAYABLE.

Convertible Subordinated Note Payable.  On September 29, 1997, the Company
-------------------------------------
entered into a credit agreement (the "Credit Agreement") with Image Investors Co. ("IIC"), a principal stockholder of the Company owned and controlled by John
W. Kluge and Stuart Subotnick, pursuant to which the Company borrowed $5,000,000 from IIC, with interest payable quarterly at 8% per annum, and principal due in five years. The loan is unsecured and subordinate to any obligations to Union Bank and is convertible into the Company's common stock at any time during the term at a conversion price of $3.625 per share, the closing price of the Company's common stock on September 29, 1997. Proceeds from the loan were used to pay down the Company's outstanding balance under its revolving credit facility with Union Bank.

Note Payable to Bank.  In July 1997, the Company borrowed $1,350,000 under a
--------------------
Business Loan Agreement (the "Business Loan Agreement") with Pioneer Citizens Bank in Nevada. The Business Loan Agreement, as amended in February 1998, bears interest at prime plus 1.75% (10.25% at December 31, 1997), matures August 1, 1998 and is secured by a deed of trust on the approximately 8.8 acres of land adjacent to the Company's warehouse and distribution facility construction site in Las Vegas, Nevada.

To provide security for the aforementioned Pioneer Citizens Bank loan, concurrent with the closing of the Business Loan Agreement, the Company repaid a note payable in the amount of $281,000 plus accrued interest which represented unpaid purchase consideration for the January 1997 purchase of a portion of the aforementioned Nevada land.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS.
         -------------

GENERAL

     The Company operates in one industry segment, the domestic home video market. The Company has distributed a broad range of programming on laserdisc ("LD") since 1983. In addition to the distribution of LD product, the Company began distributing programming on the new digital video disc ("DVD") format first introduced in March 1997. The Company generally enters into license agreements whereby it acquires the exclusive right to manufacture and distribute LD and/or DVD programming. In addition, the Company acts as an exclusive and nonexclusive wholesale distributor of LD and DVD programming. In January 1998, the Company began selling music programming on compact audio disc ("CD") encoded in the DTS Digital Surround ("DTS") multichannel audio format. See "Summary and
                                                                ---
Outlook -- Exclusive Distribution of DTS Encoded Software."

     DVD is directly competitive with LD. The Electronics Industries Association ("EIA") reported approximately 349,000 DVD players have been sold to electronic hardware dealers from DVD's March 1997 introduction through January 2, 1998 (the unit sales figure includes DVD/LD combination players). In contrast, the EIA reported that, during calendar 1997, LD player sales to electronic hardware dealers were approximately 49,000 units, down 68.5% from calendar 1996, a trend which management believes has significantly impacted sales of the Company's LD programming.

     As discussed more fully in "Summary and Outlook -- DVD and LD Outlook" the Company is distributing DVD on an exclusive and nonexclusive basis. The Company's nonexclusive DVD distribution activities began with the format's March 1997 launch. Since then, the Company has secured exclusive distribution rights to certain DVD programming and, in addition to its nonexclusive DVD distribution activities, has released 26 exclusive DVD video programs in the quarter ended December 31, 1997, up from 18 DVD titles and 2 DVD titles in the quarters ended September 30 and June 30, 1997, respectively. Exclusive and nonexclusive DVD sales accounted for approximately 17.6% and 15.2% of the Company's net sales during the three and nine months ended December 31, 1997, respectively.

     LD sales for the three and nine months ended December 31, 1997 were down approximately 13.2% and 19.6%, respectively, compared to the three and nine months ended December 31, 1996. Management believes that competition from DVD will continue to adversely impact sales of LD programming. Management also believes that the introduction of DVD has caused certain of the larger retailers to become more cautious in their LD purchasing. Additionally, the financial difficulties experienced by certain of the Company's largest customers have impacted the volume and breadth of their entertainment software purchasing (including LD programming) and, accordingly, has had a negative impact on the Company's overall quarterly sales. The Company significantly increased its reserve for slow-moving inventory during the three and nine months ended December 31, 1997 as compared to the three and nine months ended December 31, 1996. The Company is continually evolving its inventory management strategy in light of the prevailing uncertainty in the LD market place and is evaluating its inventory reserves accordingly. See
                                 ---

"Summary and Outlook -- Distressed Condition of the Retail Entertainment Software Market" and "-- DVD and LD Outlook."

     In the future, the Company expects that net sales will continue to be affected by the popularity of new LD and DVD releases, the level of LD and DVD hardware sales, the extent of the Company's distribution of the DVD format, DVD's market penetration, the financial condition of the retail entertainment software market and the prevailing economic environment.

NEW ACCOUNTING PRONOUNCEMENT

     Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." This Statement requires companies to replace the presentation of primary earnings per share ("EPS") with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the statements of operations and a reconciliation of the basic EPS computation to the diluted EPS computation. All prior period EPS data has been restated to conform with the provisions of SFAS No. 128. See Note 4 to the Consolidated Financial Statements for the
          ---
reconciliation.

RESULTS OF OPERATIONS

     The Company recorded operating income of $1,467,000 and $1,364,000 for the three and nine months ended December 31, 1997, respectively, versus operating income of $1,087,000 and $2,519,000 for the three and nine months ended December 31, 1996, respectively. The Company recorded net income of $1,087,000, or $.08 per basic and diluted share, and $712,000, or $.05 per basic and diluted share, for the three and nine months ended December 31, 1997, respectively, versus net income of $158,000, or $.01 per basic and diluted share, and $1,260,000, or $.09 per basic and diluted share, for the three and nine months ended December 31, 1996, respectively.

THE THREE MONTHS ENDED DECEMBER 31, 1997 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 1996

     Net sales for the December 1997 quarter increased 5.4% to $26,297,000 from $24,948,000 for the December 1996 quarter. The increase was due to net sales from the Company's distribution of DVD programming, offset, in part, by a decline in net sales of LD programming.

     Cost of optical disc sales (LDs and DVDs collectively) for the December 1997 quarter increased to $20,957,000 from $19,751,000 for the December 1996 quarter. As a percentage of net sales, cost of optical disc sales for the December 1997 quarter increased to 79.7% from 79.2% for the December 1996 quarter. The margin decline for the December 31, 1997 quarter primarily reflects an increased provision for slow-moving LD inventory offset, in part, by a lower average cost of sales for exclusive DVD programming versus LD programming and lower LD manufacturing costs as compared to the December 1996 quarter.

     Selling expenses increased 16.5% to $1,332,000 for the December 1997 quarter from $1,143,000 for the December 1996 quarter. As a percentage of net sales, selling expenses for the December 1997 quarter increased to 5.1% from 4.6% for the December 1996 quarter. As a percentage of net sales, the Company, in the December 1997 quarter, experienced higher market development funds provided to customers and higher freight costs due to an increase in rates offset, in part, by reduced distribution expenses for U.S. Laser due to the consolidation of the majority of U.S. Laser's distribution activities as compared to the December 1996 quarter.

     General and administrative expenses decreased 31.4% to $1,490,000 for the December 1997 quarter from $2,173,000 for the December 1996 quarter. As a percentage of net sales, general and administrative expenses for the December 1997 quarter decreased to 5.7% from 8.7% for the December 1996 quarter. During the three months ended December 31, 1997 and 1996, general and administrative expenses were affected by certain significant charges. The December 1996 quarter included a significant provision for uncollectible accounts receivable over that for the December 1997 quarter. The December 1997 quarter included $150,000 in severance payments to former principals of U.S. Laser, whose employment ended as part of the Company's consolidation of the majority of the distribution activities of U.S. Laser. Exclusive of the December 1996 quarter's significant increase in the provision for uncollectible accounts receivable and the December 1997 quarter's charge for severance payments, general and administrative expense, as a percentage of net sales, for the December 1997 and 1996 quarters was 5.0% and 5.5%, respectively. During the December 1997 quarter, the Company experienced lower overhead from U.S. Laser due to the consolidation of certain administrative support as compared to the December 1996 quarter.

     Amortization of production costs for the December 1997 quarter increased 32.4% to $1,051,000 from $794,000 for the December 1996 quarter. As a percentage of net sales, amortization of production costs for the December 1997 quarter increased to 4.0% from 3.2% for the December 1996 quarter. The increase is primarily attributable to the incremental production of exclusive DVD titles as well as the higher overhead in the Company's creative services and production departments necessary to produce the higher volume of titles. The Company expects amortization of production costs to continue to be a function of the timing and number of exclusive LD and DVD titles placed into production.

     Interest expense for the December 1997 quarter increased 37.3% to $162,000 from $118,000 for the December 1996 quarter. Interest income for the December 1997 quarter decreased 40.9% to $26,000 from $44,000 for the December 1996 quarter. The Company had higher borrowings outstanding and less cash invested during the December 1997 quarter versus the December 1996 quarter.

     Other expense for the December 1996 quarter consists of a nonrecurring charge of $662,000, composed primarily of professional fees, relating to the acquisition of Essex Entertainment, Inc., a privately-held independent music company headquartered in New Jersey. Negotiations to acquire Essex Entertainment, Inc. terminated in December 1996.

     During the December 1996 quarter, the Company recorded an extraordinary item charge of $143,000, net of related taxes of $40,000, associated with the early retirement of debt. The Company refinanced its $15 million revolving credit facility with Foothill Capital Corporation with a facility from Union

Bank of California. The charge related to a prepayment penalty paid and amortization of deferred financing costs, accelerated as a result of the early retirement ($41,000 represents noncash charges).

THE NINE MONTHS ENDED DECEMBER 31, 1997 COMPARED TO THE NINE MONTHS ENDED DECEMBER 31, 1996

     Net sales for the nine months ended December 31, 1997 decreased 5.2% to $59,610,000 from $62,856,000 for the nine months ended December 31, 1996. The decrease was due to declining net sales from the distribution of LD programming offset, in part, by net sales from the Company's distribution of DVD programming.

     Cost of optical disc sales (LDs and DVDs collectively) for the nine months ended December 31, 1997 decreased to $48,289,000 from $49,582,000 for the nine months ended December 31, 1997. As a percentage of net sales, cost of optical disc sales for the nine months ended December 31, 1997 increased to 81.0% from 78.9% for the nine months ended December 31, 1996. The margin decline primarily reflects an increased provision for slow-moving LD inventory offset, in part, by a lower average cost of sales for exclusive DVD programming versus LD programming and lower LD manufacturing costs for the nine months ended December 31, 1997 as compared to the 1996 period.

     Selling expenses increased 3.0% to $3,563,000 for nine months ended December 31, 1997 from $3,458,000 for the nine months ended December 31, 1996. As a percentage of net sales, selling expenses for the nine months ended December 31, 1997 increased to 6.0% from 5.5% for the nine months ended December 31, 1996. As a percentage of net sales, the Company, during the nine months ended December 31, 1997, experienced higher freight costs due to an increase in rates and increased personnel and distribution costs associated with DVD distribution offset, in part, by reduced LD trade advertising of exclusive LD titles and reduced distribution expenses for U.S. Laser due to the consolidation of the majority of U.S. Laser's distribution activities as compared to the 1996 period.

     General and administrative expenses decreased 27.4% to $3,624,000 for the nine months ended December 31, 1997 from $4,989,000 for the nine months ended December 31, 1996. As a percentage of net sales, general and administrative expenses for the nine months ended December 31, 1997 decreased to 6.1% from 7.9% for the nine months ended December 31, 1996. The decrease is principally attributable to net recoveries of previously reserved accounts receivable from certain customers during the nine months ended December 31, 1997 as compared to a significant provision for uncollectible accounts receivable recorded during the nine months ended December 31, 1996. During the nine months ended December 31, 1997, the Company experienced lower overhead from U.S. Laser due to the consolidation of certain administrative support offset, in part, by severance payments to the former principals of U.S. Laser and higher legal and accounting expenses as compared to the 1996 period.

     Amortization of production costs for the nine months ended December 31, 1997 increased 20.0% to $2,770,000 from $2,308,000 for the nine months ended December 31, 1996. As a percentage of net sales, amortization of production costs for the nine months ended December 31, 1997 increased to 4.6% from 3.7% for the nine months ended December 31, 1996. The increase is primarily attributable to the incremental production of exclusive DVD titles and an increase in exclusive LDs placed into production as well as the higher overhead in the Company's creative services and production departments necessary to produce the higher volume of titles. The Company expects amortization of production costs to continue to be a function of the timing and number of exclusive LD and DVD titles placed into production.

     Interest expense for the nine months ended December 31, 1997 increased 118.1% to $493,000 from $226,000 for the nine months ended December 31, 1996. Interest income for the nine months ended December 31, 1997 decreased 58.2% to $79,000 from $189,000 for the nine months ended December 31, 1996. The Company had higher borrowings outstanding and less cash invested during the nine months ended December 31, 1997 versus the nine months ended December 31, 1996.

     Other expenses for the nine months ended December 31, 1996 consists of a nonrecurring charge of $662,000, composed primarily of professional fees, relating to the acquisition of Essex Entertainment, Inc., a privately-held independent music company headquartered in New Jersey. Negotiations to acquire Essex Entertainment, Inc. terminated in December 1996.

     During the nine months ended December 1996, the Company recorded an extraordinary item charge of $143,000, net of related taxes of $40,000, associated with the early retirement of debt. The Company refinanced its $15 million revolving credit facility with Foothill Capital Corporation with a facility from Union Bank of California. The charge related to a prepayment penalty paid and amortization of deferred financing costs, accelerated as a result of the early retirement ($41,000 represents noncash charges).

LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital requirements vary primarily with the level of its licensing, production and distribution activities. The principal recurring uses of working capital in operations are for program licensing costs (i.e., royalty payments, including advances, to program suppliers), distribution fee advances, manufacturing and production costs, costs of acquiring finished product for wholesale distribution and selling, general and administrative expenses. Working capital has historically been provided by cash flows from operations, private sales of common stock, notes payable to private and institutional investors and bank borrowings. For the nine months ended December 31, 1997, operating activities provided cash and cash equivalents of $2,239,000, investing activities, consisting of capital expenditures, used cash and cash equivalents of $497,000 and financing activities, consisting primarily of net repayments of bank borrowings, used cash and cash equivalents of $1,411,000, resulting in a net increase in cash and cash equivalents of $331,000.

     At December 31, 1997, the Company had cash and cash equivalents of $1,421,000 and had outstanding borrowings of $500,000 and available borrowings of $10,962,000, net of amounts utilized for outstanding letters of credit, under its revolving credit facility with Union Bank.

FINANCING ACTIVITIES.
--------------------

     Revolving Credit Facility.  In December 1996, the Company entered into a
     -------------------------
Loan Agreement (the "Agreement") with Union Bank. The Agreement, as amended in January 1998, provides for revolving advances and the issuance of standby letters of credit under a $15,000,000 revolving credit facility which expires December 31, 1999. Borrowings under the Agreement are at Union Bank's prime rate plus .25% (8.75% at December 31, 1997). The Agreement provides the Company the option of borrowing for fixed periods at the London Interbank Offered Rate ("LIBOR") plus 2.5% (8.31% at December 31, 1997).

Borrowings under the Agreement are secured by substantially all of the Company's assets (located in California and New Jersey). Funds available for borrowing may not exceed the borrowing base specified in the Agreement. At December 31, 1997, there were $500,000 in borrowings outstanding under the Agreement, all of which was borrowed under the prime rate plus .25% option, and $10,962,000, net of amounts utilized for outstanding letters of credit, was available for borrowing. The Agreement requires the Company to comply with certain quarterly financial and operating covenants. At December 31, 1997, the Company was in compliance with the financial and operating covenants or had received waivers of noncompliance from Union Bank.

At December 31, 1997, the Company had $2,300,000 of outstanding letters of credit issued by Union Bank which expire on November 15, 1998. These letters of credit secure balances due to program suppliers.

     Construction Credit Facility.  In March 1997, the Company entered into a
     ----------------------------
Business Loan Agreement (the "Loan Agreement") with Bank of America National Trust and Savings Association in Nevada. The Loan Agreement, as amended in February 1998, provides for a construction line of credit (the "Construction Line") through September 30, 1998. The maximum available under the Construction Line (the "Maximum Commitment") is $3,434,000. Interest under the Construction Line is at the bank's prime rate plus 1.25% (9.75% at December 31, 1997). At December 31, 1997, there were $400,000 in borrowings outstanding under the Construction Line. The Loan Agreement provides for the Construction Line to convert to a revolving line of credit (the "Revolving Line") on September 30, 1998.

Under the Revolving Line, the Company may repay and reborrow principal amounts provided the Revolving Line does not exceed the Maximum Commitment, which shall be reduced quarterly beginning December 31, 1998 by $43,000. The Revolving Line is available from October 1, 1998 through its maturity date of January 31, 2008. The Loan Agreement provides the Company the option, under the Revolving Line, to borrow at the bank's prime rate plus 1.25% or for fixed periods at LIBOR plus either 2.25% or 2.65% depending on level of the Company's debt service coverage ratio, as defined in the Loan Agreement.

Borrowings under the Loan Agreement are secured by a deed of trust on the approximate 8.4 acres of land in Las Vegas, Nevada on which the Company is constructing a new warehouse and distribution facility, as well as any of the Company's personal property located in Nevada, excluding inventory held for sale. The Loan Agreement requires the Company to comply with certain quarterly financial and operating covenants. At December 31, 1997, the Company was in compliance with the financial and operating covenants.

     Warehouse and Distribution Equipment Lease Facility.  At December 31, 1997,
     ---------------------------------------------------
there were no borrowings outstanding under the Company's March 1997 $2,500,000 warehouse and distribution equipment lease facility with BankAmerica Leasing and Capital Corporation, as amended in February 1998. The lease contains certain quarterly financial and operating covenants. At December 31, 1997, the Company was in compliance with the financial and operating covenants.

     Convertible Subordinated Note Payable.  On September 29, 1997, the Company
     -------------------------------------
entered into a credit agreement (the "Credit Agreement") with Image Investors Co. ("IIC"), a principal stockholder of the Company owned and controlled by John
W. Kluge and Stuart Subotnick, pursuant to which the Company borrowed $5,000,000 from IIC, with interest payable quarterly at 8% per annum, and principal due in five years. The loan is unsecured and subordinate to any obligations to Union Bank and is convertible into the Company's common stock at any time during the term at a conversion price of $3.625 per share, the closing price of the Company's common stock on September 29, 1997. Proceeds from the loan were used to pay down the Company's outstanding balance under its revolving credit facility with Union Bank.

     Note Payable to Bank.  In July 1997, the Company borrowed $1,350,000 under
     --------------------
a Business Loan Agreement (the "Business Loan Agreement") with Pioneer Citizens Bank in Nevada. The Business Loan Agreement, as amended in February 1998, bears interest at prime plus 1.75% (10.25% at December 31, 1997), matures August 1, 1998 and is secured by a deed of trust on the approximately 8.8 acres of land adjacent to the Company's warehouse and distribution facility construction site in Las Vegas, Nevada.

To provide security for the aforementioned Pioneer Citizens Bank loan, concurrent with the closing of the Business Loan Agreement, the Company repaid a note payable in the amount of $281,000 plus accrued interest which represented unpaid purchase consideration for the January 1997 purchase of a portion of the aforementioned Nevada land.

OTHER OBLIGATIONS.
-----------------

     At December 31, 1997, the Company had future license obligations for royalty advances, minimum guarantees and other fees of $2,058,000 due during fiscal 1998, $6,515,000 due during fiscal 1999, $1,453,000 due during fiscal 2000, and $120,000 due during fiscal 2001. These advances and guarantees are recoupable against royalties earned by the licensors and program suppliers, respectively. Depending upon competition for license and exclusive distribution rights, the Company may have to pay increased advances, guarantees and/or royalty rates in order to acquire or retain such rights in the future.

SUMMARY AND OUTLOOK

     Management believes the Company's long-term operating cash flow and liquidity will depend upon the viability of the LD marketplace, the ultimate success of DVD and DTS encoded software, the Company's role in the licensing and distribution of DVD and DTS encoded software and the overall strengthening of the retail entertainment software market's economic condition.

     Management believes that its internal and external sources of funding are adequate to meet anticipated needs within the next 12 months.

DISTRESSED CONDITION OF THE RETAIL ENTERTAINMENT SOFTWARE MARKET.
----------------------------------------------------------------

     During the past six months, the dedicated entertainment software market, within which several of the Company's largest customers operate, appears to be experiencing moderately improving financial performance relative to the three-year period ended mid-calendar 1997. Certain major entertainment software retailers have recently reported improved same-store sales, overall sales, and cash flow improvement during the 1997 holiday season versus the comparable 1996 season. Cyclical improvement in the music industry, highlighted by certain successful major artists releases, combined with continued growth in video sales drove improved financial performance in the 1997 holiday season. Additionally, major entertainment software retailers have recently implemented certain operating strategies which are having a positive effect on their financial performance. Management is guardedly optimistic that this positive trend will continue.

     Management believes that many of the negative factors contributing to the prevailing economic environment in the retail entertainment software market will be mitigated in the long-term. Specifically, recent contraction in excess numbers of retail stores, cyclical improvement in the music industry, anticipated improvements in target demographics for entertainment software and continued development of more effective retailing strategies should have a positive effect on the entertainment software retailing sector in the long-term.

DVD AND LD OUTLOOK.
------------------

     The DVD format was introduced at the end of March 1997. In the nine months since DVD's introduction, the EIA reported approximately 349,000 DVD players were sold to electronic hardware dealers which is substantially lower than early industry projections. The Company estimates that approximately 50% of these players have sold through to consumers. The DVD format is in its infancy and is subject to numerous market forces:

     . LIMITED DVD SOFTWARE AVAILABILITY:  Currently, the Company estimates that there are approximately 600 DVD titles in release as compared to over 10,000 available LD titles. To date, not all of the major film studios are participating in DVD and those studios which are participating are often not releasing major titles on a concurrent (i.e., "day-and-date")
                                                         ----
       basis with their videotape releases. Additionally, both the major and independent programming sources participating in the DVD format are currently releasing a lower volume and narrower breadth of titles on DVD, as compared to LD. All of the major film studios continue to release the majority of their home video titles on LD and, combined with independent producers of programming, provide over 80 new LD releases each month, of which the Company releases over 40 titles each month.

     . LIMITED AWARENESS OF THE DVD FORMAT: Despite heavy holiday season print and television advertising, there is currently limited mass-market awareness of the DVD format. DVD is not currently perceived by videotape consumers as a replacement format for videotape.

     . COMPETING FORMAT TO DVD:  In September 1997, Digital Video Express
       ("DIVX") announced plans to release a competing DVD format in early 1998. DIVX is a pay-per-view format requiring the purchase of a DIVX feature-enhanced DVD player (which is reported to be backward compatible with existing non-DIVX DVD software). Although currently not in release, DIVX has received significant attention within the video industry. Management believes that the widely publicized release of the DIVX format has contributed to considerable confusion as some consumers may delay their consideration of a DVD player purchase as they await further clarification of the DVD format.

     . TECHNOLOGICAL ASPECTS OF LD AND DVD: While DVD provides appreciably higher audio and video quality as compared to videotape, it does not provide certain basic functions which the Company believes will be required to drive mass-market acceptance, including, most significantly, recordability. In the absence of recordability, the Company believes that DVD may develop into a significant but niche format similar to but larger than the current LD market. The incremental improvement in video quality offered by DVD as compared to LD is significantly less appreciable than the difference between DVD and videotape and, although DVD affords other advantages of a digital medium, such as smaller size and increased storage capacity, basic functionality for both LD and DVD is similar. Management believes a significant portion of the estimated 2,000,000 LD households continues to support the LD format given its competitive functionality and, more importantly, its current software availability. While the Company believes DVD has been embraced by early adopters of electronic entertainment technology, such as the more avid LD consumers, who appreciate its improved video and audio quality over videotape, DVD has yet to crossover to mass-market consumers.

     While the aforementioned factors have contributed to slower then expected penetration of the DVD format, the Company believes that many of these uncertainties will be resolved in the future. Although there can be no assurance, management currently believes that the LD and DVD formats can co-exist for several years. Management further believes that DVD has significant long-term potential in the marketplace and the Company is continuing its efforts to secure additional DVD license and exclusive distribution opportunities to remain competitive through the diversification of its core business.

     DVD Licensing and Distribution.  In December 1997, the Company entered into
     ------------------------------
an exclusive distribution agreement with Universal Studios Home Video for the release of 50 catalogue DVD titles. In May 1997, the Company entered into an exclusive distribution agreement with Central Park Media Corp. for the release of 10 Japanese animation DVD titles. In April 1997, the Company entered into an exclusive distribution agreement with Orion Home Video for the release of 12 catalogue DVD titles. In February 1997, the Company entered into an exclusive license output agreement with Playboy Home Video for the release of their video programming on DVD. The Company has also entered into numerous other exclusive distribution agreements with independent program suppliers for the release of certain of their titles on DVD.

Lastly, certain of the Company's LD license agreements also provided for a broad grant of optical disc rights, including DVD.

     As the DVD format continues to grow, and assuming that the Company can continue to successfully secure and distribute additional DVD programming, the Company believes it is well-positioned to enhance its reputation and presence in the DVD market. The Company believes the licensing, sales, production, creative services, marketing and distribution expertise it has developed as the largest LD licensee and distributor in North America should translate to the DVD format, thereby enhancing the success of the Company's DVD efforts.

EXCLUSIVE DISTRIBUTION OF DTS ENCODED SOFTWARE.
----------------------------------------------

     In September 1997, the Company entered into a three-year agreement with Digital Theater Systems, Inc. ("DTS Inc."), a corporation whose shareholders include Universal City Studios, Inc. and an entity controlled by Steven Spielberg, for the exclusive distribution of CDs, and, if and when applicable, DVDs, encoded in the DTS Digital Surround ("DTS") multichannel audio format.
DTS Inc. holds the patent rights in DTS, a unique system for delivering multichannel digital sound for motion pictures, which was first introduced theatrically with the 1993 release of "Jurassic Park." The DTS format is currently utilized in over 12,000 movie theaters worldwide. The same technology has been recently integrated for use in home theater systems. DTS is an encode/decode system that delivers six channels (5.1) of master-quality, 20-bit audio. Each of the six channels is audibly superior to the 16-bit linear PCM audio found on conventional CDs. The Company's agreement with DTS Inc. covers all DTS Inc.'s releases on CD. The agreement also extends the term of a previously granted license to the Company for the exclusive right to encode DTS sound on LDs.

     In December 1997, the Company entered into a three-year agreement with Miller Nevada, Ltd., Inc. ("Miller") for the exclusive distribution of all of Miller's DTS encoded CDs. Miller releases third party music programming encoded with DTS sound under the "HDS" label.

     The Company's distribution agreements with DTS Inc. and Miller provide the Company exclusive North American distribution rights to virtually all DTS encoded CDs and LDs. The agreements also provide that if either DTS Inc. or Miller release DTS programming on DVD, the Company will also have the exclusive right to distribute these DVDs. Under both agreements, Image will be responsible for all marketing, sales, inventory management and distribution of all DTS encoded software.

     These agreements afford the Company an opportunity to diversify its core exclusive distribution business to include exclusive distribution of DTS encoded CDs. Although the Company continues to market and sell DTS encoded LDs and may release DVDs encoded in DTS, the Company believes that the largest potential for DTS software growth is in DTS encoded CDs. The Company began its exclusive sale of DTS/CDs in January 1998. There are currently over 40 DTS/CD titles available. In early calendar 1997, the Company began releasing certain major motion pictures on LD featuring DTS multichannel audio and had, as of December 31, 1997, released over 40 DTS encoded LDs. The Company plans to continue releasing a wide variety of DTS encoded LDs.

     Software encoded with DTS multichannel audio can only be played in DTS when processed through a DTS decoder. To date, several high-end audio component producers have brought decoders to the market. As a relatively new technology, the DTS enabled hardware has been priced beyond the price range of most consumers. Several mainstream audio hardware manufacturers have announced plans to introduce DTS enabled hardware in calendar 1998. This hardware will decode DTS multichannel audio from all types of DTS encoded software (LD, CD and DVD). As a result, the Company believes that prices for DTS enabled hardware with the ability to decode all DTS multichannel audio platforms will decline in the future.

LAS VEGAS WAREHOUSE AND DISTRIBUTION FACILITY AND ADJACENT LAND.
---------------------------------------------------------------

     In December 1997, the Company began construction of a 76,000 square foot automated warehouse and distribution facility on approximately 8.4 acres of the Company's real property adjacent to McCarran International Airport in Las Vegas, Nevada. The Company expects the facility to be operational by September 1998. The Company plans to sublease its existing 48,000 square foot warehouse located in Chatsworth, California through the end of its March 31, 2000 lease term.

     The Company has taken the remaining 8.8 acres of its adjacent street frontage property, previously held for sale, off the market. In an effort to attract potential buyers and increase the market value of the parcel, the Company has filed for a commercial subdivision and expects to remarket the parcel in the coming months, after construction of the warehouse and distribution facility is substantially underway.

FORWARD-LOOKING STATEMENTS

     Forward-looking statements, within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, are contained throughout this Form 10-Q. Such statements are based on the beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. When used in this report, the words "anticipate", "believe", "estimate", "may", "plan", "expect" and similar expressions, variations of such terms or the negative of such terms as they relate to the Company or its management are intended to identify such forward-looking statements and should not be regarded as a representation by the Company, its management or any other person that the future events, plans or expectations contemplated by the Company will be achieved. Such statements are based on management's current expectations and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, the Company's actual results, performance or achievements could differ materially from those expressed in, or implied by, any such forward-looking statements. The Company has made forward-looking statements in this Form 10-Q concerning, among other things, (i) the viability of the LD format for several years despite the introduction of the DVD format; (ii) that DVD has significant long-term potential in the marketplace; (iii) that the recordability function for DVD is required to drive mass-market acceptance of the format; (iv) the strengthening of the retail entertainment software market over the long term;
(v) the Company's ability to enhance its reputation and presence in the DVD market, experience continued sales of its licensed LD and DVD programing and secure additional LD and DVD rights; (vi) the introduction of newly announced DTS enabled hardware; (vii) prices for DTS enabled hardware with the ability to decode DTS encoded software will decline; (viii) DTS encoded

DVD programming will become a reality; (ix) projected growth in DTS encoded CDs; and, (x) the date which the Company's Las Vegas warehouse and distribution system will be operational. These statements are only predictions. Actual events or results may differ materially as a result of risks facing the Company. These risks include, but are not limited to: (i) the number of and breadth of titles that will ultimately be available on DVD; (ii) the financial condition of key customers; (iii) competition from other distributors of the DVD format; (iv) whether current LD program suppliers, LD retailers and LD hardware and software manufacturers will continue to support the LD format in the future; (v) the potential impact of the DIVX format on DVD; (vi) shifts in industry distribution channels; (vii) shifts in retail consumer and wholesale customer buying habits;
(viii) difficulties and delays which may be encountered in the compression and authoring production process required to produce DVD programming; and (ix) other factors referenced in this Form 10-Q. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to announce publicly the result of any revisions to any of the forward-looking statements contained in this and other Securities and Exchange Commission filings of the Company to reflect future events or developments.

              REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
              --------------------------------------------------

     The consolidated financial statements as of December 31, 1997 and for the periods ended December 31, 1997 and 1996 in this Form 10-Q have been reviewed by KPMG Peat Marwick LLP, independent certified public accountants, in accordance with established professional standards and procedures for such a review.

     The report of KPMG Peat Marwick LLP commenting upon their review follows.

                    INDEPENDENT ACCOUNTANTS' REVIEW REPORT
                    --------------------------------------

The Board of Directors
Image Entertainment, Inc.

We have reviewed the condensed consolidated balance sheet of Image Entertainment, Inc. as of December 31, 1997, and the related condensed consolidated statements of operations and cash flows for the three- and nine-month periods ended December 31, 1997 and 1996 in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Image Entertainment, Inc.

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


                              /s/ KPMG PEAT MARWICK LLP

Los Angeles, California
February 5, 1998

================================================================================
                         PART II -- OTHER INFORMATION
================================================================================

ITEM 1.  LEGAL PROCEEDINGS.
         -----------------

      On June 18, 1997, the Company filed a complaint in the Superior Court of the State of California, County of Los Angeles (Case No. BC173084), against LEI Partners, L.P. ("LEI") and a number of related entities and individuals, which relates to a dispute concerning, among other things, LEI's payment obligations under two promissory notes. Item 8. "Note 6. Default of Notes Receivable" of the Company's Annual Report on Form 10-K for the year ended March 31, 1997 is incorporated herein by reference. The Company has alleged, inter alia, breach
                                                            ----- ----
of contract, intentional misrepresentation, negligent misrepresentation, conspiracy to defraud, interference with economic relationship, conspiracy to interfere with economic relationship, and conversion. The complaint seeks compensatory damages of not less than $5 million plus accrued interest, attorney's fees and punitive damages in an amount to be proven at trial. On September 16, 1997, the Company filed a first amended complaint against the same defendants and making the same claims, but providing additional factual details.

      In response to the complaint, defendant LEI filed a petition to compel arbitration and stay the litigation pending completion of the arbitration, based upon an arbitration provision in one of the two promissory notes in dispute. On September 18, 1997, the court ordered the Company and LEI to arbitrate before the American Arbitration Association in Los Angeles, California, and stayed the remainder of the litigation pending completion of the arbitration.

      On November 17, 1997, the Company commenced the court ordered arbitration proceedings against LEI, seeking damages in excess of $3.7 million, plus attorney's fees and costs, for breach of the promissory notes. On January 21, 1998, LEI filed an answering statement and counterclaim in the arbitration, alleging among other things fraud in the inducement, recission and breach of written contract. The counterclaim seeks compensatory damages of $1 million plus accrued interest, attorney's fees and costs, and also seeks punitive damages in an amount of $2 million. The Company intends to contest vigorously the allegations of LEI in the counterclaim and has submitted a request to dismiss the counterclaim.

      No hearing date for the arbitration has been set.

      In the normal course of business, the Company and its subsidiary are subject to proceedings, lawsuits and other claims, including proceedings under government laws and regulations relating to employment and tax matters. While it is not possible to predict the outcome of these matters, it is the opinion of management, based on consultations with legal counsel, that the ultimate disposition of known proceedings (including the counterclaim in the above-described arbitration proceeding) will not have a material adverse impact on the Company's financial position, results of operations or liquidity.

ITEM 2.  CHANGES IN SECURITIES.
         ---------------------

         Not Applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.
         -------------------------------

         Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
         ---------------------------------------------------

         None

ITEM 5.  OTHER INFORMATION.
         -----------------

         Not Applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
         --------------------------------

         (a)  Exhibits

              See Exhibit Index on page i

         (b)  Reports on Form 8-K

              None

================================================================================
                                 SIGNATURES
================================================================================

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              IMAGE ENTERTAINMENT, INC.


Date: February 12, 1998       By:  /s/ MARTIN W. GREENWALD
                                   -----------------------
                                   Martin W. Greenwald
                                   Chairman of the Board,
                                   Chief Executive Officer,
                                   President & Treasurer



Date: February12, 1998        By:  /s/ JEFF M. FRAMER
                                   ------------------
                                   Jeff M. Framer
                                   Chief Financial Officer

================================================================================
                                 EXHIBIT INDEX
================================================================================

EXHIBIT NO.    DESCRIPTION
--------------------------------------------------------------------------------

10.1           Credit Agreement between the Company and Image Investors Co.
               dated September 29, 1997, including Convertible Subordinated Promissory Note dated October 29, 1997.

15*            Letter re unaudited interim financial information.

27*            Financial Data Schedule.



*EXHIBIT(S) NOT PREVIOUSLY FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.