Form 10-K405
period 1998-03-31
IMAGE ENTERTAINMENT INC
filed 1998-06-25
CIK 216324

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            _______________________
                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MARCH 31, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ( x ) NO ( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( x )

At June 1, 1998, 13,507,044 shares of Common Stock were outstanding, and the aggregate market value of the shares of Common Stock held by the registrant's nonaffiliates was approximately $45,478,043 (based upon the closing price of the Common Stock on the NASDAQ National Market System on such date), excluding shares of Common Stock held by the registrant's directors, executive officers and 5% or more shareholders. Their holdings have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

                      DOCUMENTS INCORPORATED BY REFERENCE
Part III - Proxy Statement for Registrant's 1998 Annual Meeting of Shareholders to be filed within 120 days of fiscal year-end.

================================================================================

                           IMAGE ENTERTAINMENT, INC.
                            FORM 10-K ANNUAL REPORT
                   FOR THE FISCAL YEAR ENDED MARCH 31, 1998

                               TABLE OF CONTENTS
                               -----------------

PART I.............................................................................................................    1

          ITEM 1.     Business.....................................................................................    1
          ITEM 2.     Properties...................................................................................   15
          ITEM 3.     Legal Proceedings............................................................................   16
          ITEM 4.     Submission of Matters to a Vote of Security Holders..........................................   17

PART II............................................................................................................   19

          ITEM 5.     Market for Registrant's Common Equity and Related Stockholder Matters........................   19
          ITEM 6.     Selected Financial Data......................................................................   20
          ITEM 7.     Management's Discussion and Analysis of Financial Condition and Results
                      of Operations................................................................................   21
          ITEM 7.A    Quantitative and Qualitative Disclosures About Market Risk...................................   41
          ITEM 8.     Financial Statements and Supplementary Data..................................................   41
          ITEM 9.     Changes in and Disagreements with Accountants on Accounting and
                      Financial Disclosure.........................................................................   67

PART III...........................................................................................................   67

          ITEM 10.    Directors and Executive Officers of the Registrant...........................................   67
          ITEM 11.    Executive Compensation.......................................................................   67
          ITEM 12.    Security Ownership of Certain Beneficial Owners and Management...............................   67
          ITEM 13.    Certain Relationships and Related Transactions...............................................   67

PART IV............................................................................................................   68

          ITEM 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K..............................   68

SIGNATURES.........................................................................................................   70

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

     The Company operates in one industry segment, the domestic home video market. The Company has distributed a broad range of programming on laserdisc ("LD") since 1983, and is the largest LD licensee and wholesale distributor in North America. In prior fiscal years, the Company's net sales were derived almost entirely from its LD business. In March 1997, a new optical disc format, the digital video disc ("DVD"), was introduced into the domestic home video market. The Company began distributing DVD programming on a nonexclusive wholesale distribution basis in March 1997 and began releasing exclusively licensed DVD programming in June 1997. In fiscal 1998, LD and DVD respectively represented approximately 79% and 21% of the Company's net sales; however, in the fourth quarter of fiscal 1998, LD and DVD respectively represented 62% and 38% of the Company's net sales.

     The Company distributes thousands of titles on LD and, since DVD's March 1997 introduction, over 1,000 titles on DVD. These titles range from feature films and music videos to family, documentary and special interest programming. LD and DVD titles are obtained from major motion picture studios and other program suppliers under exclusive and nonexclusive license agreements and, typically, nonexclusive wholesale distribution arrangements. When the Company acts as a nonexclusive wholesale distributor, it acquires programming in finished, prepackaged form for resale to retail accounts.

     The Company has exclusive LD (license and distribution) agreements with program suppliers such as Disney's Buena Vista Home Video ("Disney"), Twentieth Century Fox Home Entertainment ("Fox"), MGM Home Entertainment ("MGM") (under an agreement with Warner Home Video which controls MGM's LD rights), New Line Home Video ("New Line"), Orion Home Video ("Orion"), Playboy Home Video ("Playboy"), PolyGram Video ("PolyGram"), Warner Home Video ("Warner") and The Voyager Company ("Voyager"). Some of the exclusive LD titles currently available from the Company include: Alien Resurrection, The Full Monty, Midnight in the Garden of Good and Evil and The Game. Some of the exclusive LD titles the Company expects to release in fiscal 1999 include: The Wedding Singer, Armageddon, Hercules, Lost In Space and The Horse Whisperer. See "Risk Factors -- Release Date Delays" below.

     The Company is a nonexclusive wholesale distributor of LD programming from Columbia/TriStar and other LD program suppliers with whom the Company does not have an exclusive LD license. See "Risk Factors" "-- Competition" and "-- Release Date Delays" below. (The Company does not distribute LD programming from Paramount and no longer distributes new LD programming from Universal, both Paramount and Universal have exclusive license agreements with Pioneer Entertainment. See "Risk Factors -- Competition" below).

________________________________________________________________________________
Image Entertainment, Inc.                                                      1

     The Company has exclusive DVD license agreements with Orion (12 catalogue titles), Playboy (output of new release and catalogue titles) and Universal Studios Home Video ("Universal") (50 catalogue titles), and many independent program suppliers. Some of the exclusive DVD titles currently available from the Company include: The Terminator, Silence of the Lambs and Tina Turner: Live in Amsterdam. Some of the exclusive DVD titles the Company expects to release in fiscal 1999 include: A&E's Pride and Prejudice, Rolling Stones: Live at the Max and the THX version of Dances With Wolves. See "Risk Factors -- Release Date Delays" below.

     The Company is a nonexclusive wholesale distributor of DVD programming from motion picture studios and other DVD program suppliers with whom the Company does not have an exclusive license, such as Columbia/TriStar, Disney, MGM, New Line, Universal (the Company has an exclusive license to distribute 50 of Universal's DVD catalogue titles) and Warner. See "Risk Factors-- Competition" below.

     In preparing titles for LD and DVD replication, the Company uses its in-house digital postproduction facility to create submasters. DVD's require the added interim step of authoring and compression which the Company does not do in-house. The LD and DVD submasters are then delivered to outside replication facilities. The Company's in-house, full-service creative services/computer graphics department designs LD and DVD packaging and creative materials for advertising and marketing. The Company's in-house marketing department implements marketing programs, issues publicity and publishes Image Preview, a free, consumer-oriented, monthly magazine available through most LD/DVD retailers, featuring new releases and containing articles and information of current interest to the Company's customers.

     In addition to its core LD/DVD business, in fiscal 1998 the Company began distributing exclusively licensed compact disc ("CD") music programming encoded in the DTS Digital Surround ("DTS") multichannel audio format as well as certain exclusively licensed niche entertainment programming on videocassette tape ("VHS"). See "Distribution of VHS and DTS Encoded CDs Software" below.

RECENT DEVELOPMENTS

     On September 15, 1997, the Company entered into a short-form agreement with Universal granting the Company the exclusive right to author, compress, manufacture, market and sell 50 DVD catalogue titles in the United States and Canada. The parties intend to enter into a long-form agreement which embodies the terms and conditions of the short-form agreement.

     The Company entered into a credit agreement (the "Credit Agreement") with Image Investors Co. ("IIC"), a principal stockholder of the Company owned and controlled by John W. Kluge and Stuart Subotnick, dated as of September 29, 1997, pursuant to which the Company borrowed $5 million from IIC, with interest payable quarterly at 8% per annum, and principal due in five years. The loan is unsecured and subordinated to the Company's senior lender, Union Bank, and is convertible into the Company's common stock at any time during the term at a conversion price of $3.625 per share (the closing price of the Company's common stock on September 29, 1997). Proceeds from the loan were used to pay down the Company's outstanding balance under its revolving credit facility with Union Bank. See Item 7. "Liquidity and Capital Resources -- Financing Activities -- Convertible Subordinated Note Payable."

________________________________________________________________________________
2                                                      Image Entertainment, Inc.

     In December 1997, the Company began construction of a 76,000 square foot warehouse and automated distribution facility on approximately 8.4 acres of the Company's real property adjacent to McCarren International Airport in Las Vegas, Nevada. The new facility will replace the Company's leased warehouse space in Chatsworth, California. The Company expects the facility to be operational by September 1998. See Item 2. "Properties." See also Item 7. "Liquidity and Capital Resources -- Las Vegas Warehouse and Distribution Facility and Adjacent Land."

LD AND DVD BASICS

     LDs and DVDs are respectively a 12" and 5" optical disc entertainment software format encoded with audio and visual information. Just as compact discs offer distinct advantages over records and audiotapes, LDs and DVDs offer distinct advantages over VHS, such as higher resolution video, full-fidelity discrete channel digital audio, instant access to any scene, frame-by-frame viewing, greater durability and superior interactive capability. Since both LD and DVD are optical disc-based home video formats, the marketing, sale and distribution of LDs and DVDs are similar. LDs offer a number of features which are similar to DVD, however, DVD enjoys the enviable position as the state-of-the-art delivery system for home entertainment optical disc software. This section discusses LDs and DVDs basics. For a further discussion of the DVD format see Item 7. "General" "-- The DVD Format," "-- Potential Competing Format to DVD," "-- The Company's DVD Distribution," "-- DVD's Continued Negative Impact on LD Sales," "-- Fourth Quarter Charges Associated with Write-Down of Carrying Value of LD Inventory and Estimated Losses on LD License and Distribution Agreements," "-- Coexistence of LD Despite DVD's Success" and "-- Future LD Distribution Strategy."

     SOFTWARE AVAILABILITY.  All major studios and a large number of independent
     ---------------------
program suppliers (including the Company) actively release numerous new release and catalogue programming in the LD format. Over 10,000 titles are currently available on LD. All of the major motion picture studios participate to some extent in the DVD format. Twentieth Century Fox Home Entertainment has only committed to the DIVX DVD format (an alternative DVD format). See Item 7. "General -- Potential Competing Format to DVD." Several independent program suppliers, such as the Company, also release DVD programming. Over 1,100 titles are currently available on DVD. To date, DVD releases have typically consisted of new "A title" releases and "evergreen" catalogue titles, however, the Company expects the product mix to change as the DVD market matures, supporting demand for a greater variety of DVD releases.

     HARDWARE AVAILABILITY.  LD players generally retail from $399 to $5,000,
     ---------------------
DVD players generally retail from $350 to $5,500, and LD/DVD combination players generally retail from $999 to $1,799. Consumer electronic manufacturers have shifted away from LD hardware to DVD hardware, however, Pioneer Electronics and several high-end manufacturers still manufacture LD players. DVD players from a variety of consumer electronic manufacturers (such as Toshiba, Panasonic Consumer Electronics Company, Pioneer Electronics (USA), Sony Electronics, Thomson Consumer Electronics and Yamaha Electronics Corporation) are available through the same retail channels that support LD and LD/DVD combination players, as well as certain nationally recognized consumer electronic retail chain stores. The LD/DVD combination player is available at nearly all of the locations where LD players are sold and most of the locations where DVD players are sold. Both LD players, DVD players and LD/DVD combination players play CDs.

     VIDEO QUALITY.  Both DVD and LD are optical disc formats which are read by
     -------------
a laser beam. DVD's picture is digital while LD's picture is analog. DVD's video image is compressed to fit on a 5" disc

________________________________________________________________________________
Image Entertainment, Inc.                                                      3
while LD's video image is transferred to a 12" disc. Both DVD and LD provide picture quality superior to VHS. DVD, LD and VHS respectively offer 500 (if properly compressed), 425 and 240 lines of resolution.

     AUDIO QUALITY.  Digital audio is offered on all LDs.  The audio format
     -------------
offered on all DVDs is Dolby Digital (AC-3) (i.e., up to 5.1 channels of discrete audio), however, many LD titles also offer Dolby Digital. DTS digital sound (an audio format arguably superior to Dolby Digital) and Dolby Stereo Surround are also being offered on certain LDs. DVD is also capable of carrying a DTS audio signal. Consumers must have hardware compatible with Dolby Digital and DTS technology to take advantage of these audio formats.

     CONTENT CAPACITY.  A DVD typically holds 133 minutes of compressed
     ----------------
programming per side for a total of 266 minutes (almost 4 1/2 hours), although dual layer technology exists allowing for greater per side storage capacity. A LD can hold 60 minutes of programming per side for a total of 120 minutes (2 hours). Many LD player models will automatically play the second side of a LD after a several second delay, while low-end LD players require manual flipping of the disc. A LD program with a run-time in excess of two hours requires two discs. Most newer DVD releases with run-times in excess of 133 minutes are encoded on a dual layer disc which does not require manual flipping of the disc.

     SOFTWARE FEATURES.  DVDs and LDs are playback-only formats, and unlike VHS,
     -----------------
neither format can record. Although there is speculation regarding the availability of an affordable, consumer-oriented recordable DVD machine, the Company believes that such hardware will not be available for several years. Both DVD and LD offer chapter stops and random/direct program access akin to CD's random track access. Both DVD and LD can offer programming with entertaining and informative ancillary material such as audio commentaries by film talent, deleted scenes, scripts, photos, alternative endings and multiple versions such as a "director's cut." DVD can offer an on-screen interactive menu allowing access to key scenes or chapters, ancillary material and foreign language dubbing and subtitle choices. LD typically lists such choices on the back of the LD packaging. LD provides subtitles for foreign films and sometimes offers foreign language alternatives on separate audio tracks. Although many initial DVD releases have offered ancillary materials and multiple language and subtitle choices, it is uncertain whether future DVD releases will continue to offer the same variety of features and options. LD titles are generally released in the widescreen version preferred by videophiles. Many DVD releases offer both widescreen and pan-and-scan (full-format) versions on the same disc; however, it is unclear whether the future DVD releases will continue to offer both versions on the same disc. Whether or not all or any of these features will be included on any LD or DVD is determined by the studio or program supplier, or in certain instances, licensees such as the Company.

     RETAIL SALE AND PRICING.  LDs and DVDs are priced for the sell-through
     -----------------------
market as opposed to the rental market. Currently, most LD titles sell for between $29.99 and $39.99 and are generally discounted up to 20% by the speciality LD retailer, music chain stores and mail order/Internet sources that sell LDs. Since DVD's introduction, LD retailers and vendors have added DVD programming to their offerings. Currently, most DVD titles sell for between $24.99 and $29.99 and are generally discounted up to 20%. Major video/music software discounters and retailers such as Best Buy, Musicland and Tower are the DVD market leaders, with large selections of DVD titles. Mass merchants such as Wal-Mart and Target Stores, with a small presence in DVD, have announced plans to increase the number of outlets that carry DVD. With increasing DVD hardware penetration and growing

________________________________________________________________________________
4                                                      Image Entertainment, Inc.

consumer interest in DVD, an increasing number of video speciality stores are stocking DVD software for rental and sale.

     MANUFACTURING AND PRODUCTION COST.  Although the cost of DVD replication is
     ---------------------------------
generally half that of LD replication, DVD's 5-inch format and on-screen random access requires costly and time-consuming compression and authoring techniques which LD does not.

     MARKET PENETRATION.  LD hardware and software is not supported by mass-
     ------------------
market retailers and, as a result, the LD market has become a niche market relative to VHS. DVD is currently being supported by certain mass-merchants and national hardware and software chain stores, as well as the regional music/video chain stores, electronics specialty hardware retailers and independent retailers which support LD. The Company believes that if the market for DVD does not grow large enough to justify continued mass-market support, DVD will most likely be a niche market relative to the VHS market. Management believes that the respective market penetration for VHS, LD and DVD is currently approximately 85%, 2% and 0.3% of estimated television households.

     DVD'S IMPACT ON LD.  Even though DVD has been marketed as the replacement
     ------------------
for VHS many early adopters of the format were and continue to be LD consumers. As a result, the competitive presence of DVD has contributed to a reduction in the Company's LD sales, and will likely continue to adversely impact the Company's LD sales as the DVD market evolves. (DVD has not materially impacted the VHS market if at all.) See Item 7. "General" "-- The DVD Format" and "-- DVD's Continued Negative Impact on LD Sales," "Results of Operations" and "Summary and Outlook." Notwithstanding the impact of DVD on the Company's LD business, the Company believes that it is well-positioned to take advantage of the opportunities presented by DVD and rapidly changing DVD market. The Company's LD licensing, production, marketing, creative services and distribution skills are easily applied to the DVD format. In addition, LD is a well-established videophile format and the disparity between the number of titles available on LD and the number of titles available on DVD is significant. The Company is therefore dedicated to continuing its efforts to secure additional rights in both the LD and DVD formats and to explore and exploit licensing and distribution opportunities for both formats. See "Risk Factors -- Ability to Sustain LD Business During Transition Period Caused by DVD" below.

ACQUISITION OF LD AND DVD PROGRAMMING

     GENERAL.  Because the Company does not produce its own LD and DVD
     -------
programming, its success depends upon entering into new and renewing existing licenses and wholesale distribution agreements for feature films and other programming. There can be no assurance that suppliers of programming will continue to enter into or renew licenses or distribution agreements on terms acceptable to the Company. The Company, however, believes that its production, creative services, marketing and distribution expertise will continue to make it an attractive partner for such suppliers. See "Risk Factors" "-- Competition," "-- Ability to Sustain LD Business During Transition Period Caused by DVD" and "-- Growth of the DVD Market" below.

     Licensed titles accounted for approximately 46% of fiscal 1998 net sales (of which 37% was derived from LD and 9% was derived from DVD), 56% of fiscal 1997 net sales (the Company did not commence distribution of licensed DVD titles until fiscal 1998) and 50% of fiscal 1996 net sales.

________________________________________________________________________________
Image Entertainment, Inc.                                                      5

     Wholesale (exclusive and nonexclusive) distribution accounted for approximately 54% of fiscal 1998 net sales (of which 42% was derived from LD and 12% was derived from DVD), 44% of fiscal 1997 net sales (of which less than 1% was derived from DVD) and 50% of fiscal 1996 net sales.

     LICENSE AGREEMENTS.  The Company enters into licenses whereby it acquires
     ------------------
from suppliers of programming the right to manufacture and distribute their titles on LD, DVD or both (and in some cases VHS as well). Licenses can be exclusive or nonexclusive, but are typically exclusive. Licenses either cover specific titles, or a licensor's existing library (or "catalogue") and future releases over a designated term. This latter type of license agreement is commonly referred to as an "output" agreement. When the Company licenses rights it provides a variety of value-added services relative to the licensed programs such as creation of the jacket and packaging art work, quality-control, replication and manufacture of the product, marketing, sales, warehousing and distribution, and in certain instances the addition of enhancements such as separate audio tracks, commentaries, foreign language tracks, menus and other similar ancillary materials.

     In return for the grant of rights, the Company pays royalties to its licensors. Royalties are expressed as a percentage of the Company's net revenues from sales. In many cases, the Company pays licensors advances or minimum guarantees which are recoupable against royalties earned on a title-by-title basis or, if cross-collateralized, against all or certain groups of the licensed titles. Advances under most output licenses are paid according to predetermined schedules, regardless of the number and marketability of the titles subsequently available. In entering into licenses, and evaluating the required advances, guarantees and other obligations, the Company depends, to a large extent, on its ability to anticipate the public's changing taste in programming and to foresee (for output licenses) licensors' future releases.

     Generally, the Company's license agreements have terms of two to seven years and are limited to the United States and Canada, and their respective territories and possessions. Under most of the Company's output license agreements, the Company has two to five years to select titles and two to five years to distribute a title after its release. While efforts are made to renegotiate and renew licenses prior to expiration, there can be no assurances that licenses or distribution agreements will be renegotiated or renewed.

     Exclusive titles from the following licensors accounted for the largest percentages of fiscal 1998 net sales (the only percentage equal to or in excess of 10% is indicated): Disney (17%) (agreement covers LD titles only), New Line (agreement covers LD titles only), Warner (license agreement for certain classic MGM/UA and MGM/Turner library titles only) (agreement covers LD titles only), Polygram (agreement covers LD titles only) and Playboy (includes revenue derived from the sale of both LD and DVD titles). Exclusive titles from the following licensors accounted for the largest percentages of fiscal 1997 net sales (only percentages equal to or in excess of 10% are indicated) (the Company did not release any exclusively licensed DVD titles in the fiscal 1997): Disney (26.9%), MGM (10.2%), New Line, Warner (agreement covers certain classic MGM/UA and MGM/Turner library titles only) and Hallmark. Exclusive titles from the following licensors accounted for the largest percentages of fiscal 1996 net sales (the only percentage equal to or in excess of 10% is indicated) (DVD was not introduced until the end of fiscal 1997): Disney (27.7%), New Line, Orion, Hallmark and MGM.

     The terms for the five licenses which accounted for the largest percentages of fiscal 1998 net sales are as follows: (1) Under the Company's exclusive LD output license agreement with Disney, the Company has the right to distribute Disney programming (i.e., titles from The Walt Disney Company,

________________________________________________________________________________
6                                                      Image Entertainment, Inc.

such as the animated classics Little Mermaid and Hercules, Touchstone, Buena Vista and Hollywood Pictures, and certain Miramax titles) on LD in the United States and Canada and their respective territories (although Disney may distribute to certain accounts if it so elects) through December 31, 1999 (and in some instances through June 30, 2000), however, Disney can terminate the license if specified events of default occur, such as a "change in control" (as defined in the agreement) of the Company. (2) The Company's December 22, 1992 exclusive LD output license with New Line would have expired on December 31, 1997, however, the parties agreed that the term will continue indefinitely unless terminated by either party upon the giving of 90 days' prior written notice. (3) The Company's exclusive LD output license agreement with Warner (that covers certain classic MGM/UA and MGM/Turner library titles only) ended on May 21, 1998 and the Company is currently in a six month nonexclusive "sell-off period" with respect to the titles. The Company had the opportunity to extend the agreement, however, the terms of the extension were not favorable to the Company given the recent decline in consumer demand for LD. The Company is currently seeking to negotiate terms of a new agreement; however, there can be no assurance that the Company will be successful in such negotiations. (4) The Company's exclusive LD output license agreement with Polygram expires on January 1, 2002. The Company is currently seeking to renegotiate terms more favorable to the Company; however, there can be no assurance that the Company will be successful in such negotiations. (5) The Company's exclusive LD output license agreement with Playboy expires on July 31, 1998; however, the parties are currently actively negotiating a new agreement which will revise and extend the grant of LD rights and also incorporate certain of the terms and conditions embodied in an existing agreement between the parties covering exclusive DVD rights. The new agreement, which will cover both LD and DVD rights, should extend the Company's exclusive LD and DVD rights to February 27, 2002 (subject to early termination of DVD rights, at Playboy's option, should the installed based of DVD players reach 3 million); however, there can be no assurance that the Company will be successful in such negotiations.

     Historically, the Company has not attempted to obtain foreign (with the exception of Canadian) distribution rights, since foreign sales, outside of Canada and certain Pacific Rim countries where such rights are generally unavailable to United States licensees, have been minimal. Under a special arrangement, the Company sells Disney LD titles to Disney for distribution to designated Disney licensees and distributors in foreign territories such as Hong Kong, Indonesia, Malaysia, Philippines, Singapore, Taiwan and Thailand. From time to time, the Company similarly acts as a fulfillment center servicing foreign territories for other licensors with respect to LD product. Currently, the Company has no similar arrangements with respect to DVD product.

     WHOLESALE DISTRIBUTION.  In addition to its licensing activities, the
     ----------------------
Company is a wholesale distributor of LD and DVD programming that it acquires from certain major motion picture studios and other suppliers. In general, the Company acquires LD and DVD programming for wholesale distribution in finished, prepackaged form, and thus does not provide any creative services with respect to such programming. The Company has three exclusive LD distribution agreements (with Fox, Voyager and Warner) pursuant to which the Company, for a fee, typically provides all of the same value-added services it provides under exclusive license agreements (the Company currently has no exclusive DVD distribution agreements). More typical is the nonexclusive wholesale distribution arrangement where the program supplier notifies the Company of its upcoming releases and the Company then solicits its customers and places orders for the releases; however, the Company generally recognizes higher margins and revenues from its exclusive distribution agreements. In acquiring LDs and DVDs for nonexclusive wholesale distribution, the Company is generally required to pay within 60 days of delivery.

________________________________________________________________________________
Image Entertainment, Inc.                                                      7

     Exclusive wholesale distribution under the following agreements accounted for the largest percentage of fiscal 1998 net sales (the only percentage in excess of 10% is indicated): Fox (15%) (agreement covers LD titles only), Voyager (agreement covers LD and certain DVD titles) and Warner (agreement, which commenced in August 1997, covers LD titles only). Exclusive wholesale distribution under the following agreements accounted for the largest percentage of fiscal 1997 net sales (the only percentage in excess of 10% is indicated):
Fox (19%) (agreement covers LD titles only) and Voyager (agreement covers LD and certain DVD titles). Exclusive wholesale distribution under the following agreements accounted for the largest percentage of fiscal 1996 net sales (the only percentage in excess of 10% is indicated): Fox (24%) (agreement covers LD titles only) and Voyager (agreement covers LD and certain DVD titles). Generally, the Company's profit margin on exclusive licensed product and exclusive wholesale distributed product has been greater than its profit margin on nonexclusive product it distributes wholesale.

     The terms for the three exclusive distribution agreements which accounted for the largest percentages of fiscal 1998 net sales are as follows: (1) Under the Company's July 1, 1996 exclusive LD output distribution agreement with Fox, the Company has the right to distribute Fox titles on LD in the United States, Canada and Puerto Rico (although Fox may distribute to certain accounts if it so elects) until June 30, 1999. Fox has the right to terminate the agreement if specified events of default occur, such as a "change in control" (as defined in the agreements) of the Company. Unlike most of the Company's distribution agreements (which are nonexclusive), the Company provides the same value added services under the Warner and Fox distribution agreements (for a fee) as it customarily provides under a typical license agreement. (2) Under the Company's November 10, 1992 exclusive output distribution agreement with Voyager, the Company has the right to distribute Voyager titles in the United States (and in some instances, Canada) until March 31, 1999. The Voyager agreement also provides for nonexclusive distribution rights for Voyager's DVD titles. From time-to-time, the Company sublicenses to Voyager certain rights to DVD titles, however, the Company retains the exclusive distribution rights to these titles.
(3) Under the Company's August 8, 1997 exclusive LD output distribution agreement with Warner, the Company has the right to distribute Warner programming on LD in the United States and Canada until August 7, 2002.

     PURSUIT OF DVD RIGHTS.  The Company intends to continue to actively pursue
     ---------------------
DVD license and distribution rights as it has pursued, and will continue to pursue, LD license and distribution rights. As with LD licensing, the Company will generally seek programming it deems appropriate for release in the DVD market and attempt to secure exclusive rights under license agreements which will most likely provide for advances and royalty payments. Where the Company is unable to secure licensed rights, it will attempt to purchase and distribute DVD programming on a wholesale distribution basis. Further, given the similarities between LD and DVD, and the steps required to bring DVD programming to the market, the Company believes that its advertising, marketing, production, sales and creative services departments can offer the DVD licensor high-quality value-added service and a professional and experienced staff. See "Risk Factors -- Competition" below.

SALES, CUSTOMERS AND CREDIT POLICIES

     The Company sells both licensed and wholesale LD and DVD product directly to retailers or through subdistributors subject to the terms of the Company's dealer sales policies. Sales to the following customers accounted for the largest percentages of the Company's fiscal 1998 net sales (only percentages equal to or greater than 10% are indicated) (no customer purchased DVDs in excess of 10% of fiscal 1998 net sales): Norwalk Record Distributors (10.9%), Ken Crane's Home Entertainment

________________________________________________________________________________
8                                                      Image Entertainment, Inc.

(10.6%) and Musicland (10%). LD sales to the following customers accounted for the largest percentage of the Company's fiscal 1997 net sales (only percentages equal to or greater than 10% are indicated) (on a per customer basis, DVD sales, relative to LD sales, were de minimus): Musicland (11.2%), Alliance Entertainment (which includes its consolidated subsidiaries Bassin Distributors, one of the Company's top five customers in fiscal 1996, and Abbey Road Distributors, another of the Company's customers) (10.4%), Ken Crane's Home Entertainment (10.2%), Norwalk Record Distributors and Trans World Entertainment Corp. LD sales to the following customers accounted for the largest percentage of the Company's fiscal 1996 net sales (the only percentage equal to or greater than 10% is indicated) (DVD was not introduced until the end of fiscal 1997):
Musicland (10.9%), MTS/Tower Records and Video, Trans World Entertainment Corp., Ken Crane's Home Entertainment, Bassin Distributors and Norwalk Record Distributors.

     The Company's prospective customers generally submit a credit application followed by a minimum opening order for LDs. If the application is accepted, credit terms are assigned. Open account terms generally require payment within 45 to 60 days of delivery. The Company may also require a customer to provide a purchase money security interest, a personal guarantee, a letter of credit and/or other collateral. The assignment of certain doubtful receivables to third parties at return rates more favorable than anticipated resulted in the Company realizing net recoveries of doubtful accounts receivable of 0.4% of net sales during fiscal 1998. The provision for doubtful accounts receivable was 2.3% of net sales during fiscal 1997 (the significant increase in fiscal 1997 was attributable to the financial difficulties experienced by several of the Company's largest customers), and less than 0.2% of net sales during fiscal 1996. The amount of doubtful accounts receivable actually written off in fiscal 1998, 1997 and 1996 was approximately $894,000, $650,000 and $149,000, respectively. The allowance for doubtful accounts at March 31, 1998 and 1997 was approximately $404,000 and $1,629,000, respectively.

     Although sales of LDs and DVDs are generally considered final, the Company allows customers to return a portion of their stock on a quarterly basis. This allowance is generally non-cumulative and is generally based on the customer's prior quarter purchases and is limited on an individual-title basis, however, on occasion greater return allowances are afforded to certain large customers. Stock returns, other than for defective product, amounted to approximately 5.0% of all net sales during fiscal 1998 (includes both LD and DVD), approximately 9.5% of all LDs sold in fiscal 1997 (DVD sales were de minimus in fiscal 1997) and 7.2% of all LDs sold in fiscal 1996. Returns of defective have been minimal and are generally covered by manufacturers' warranties.

     As of June 15, 1998, the Company had approximately $6.0 million of backlog orders (including pre-orders of $3.3 million for LD new releases and $2.1 million for DVD new releases), 66% from LD product and 34% from DVD software product which was launched in March 1997. The Company expects to fill 80% of the LD backlog orders and substantially all of the DVD backlog orders within the current fiscal year. As of June 10, 1997, the Company had approximately $7.3 million of backlog orders (including pre-orders of $4.5 million for LD new releases and $550,000 for DVD new releases), 89% from LD product and 11% from DVD software product which was launched in the home video market in March 1997 and which the Company commenced selling in March 1997.

THE MARKETING OF LDS AND DVDS

     The Company's strategy is to promote its LD and DVD product, in particular, and the LD and DVD formats, in general. The Company's marketing efforts are directed toward consumers and video

________________________________________________________________________________
Image Entertainment, Inc.                                                      9
software and hardware dealers, and involve point-of-sale advertising, advertising in trade and consumer publications, dealer incentive programs, trade show exhibits, bulletins featuring new releases and in-stock catalogue titles and the publication of the Image Preview, a free, full-color, consumer-oriented, monthly magazine.

     Promotion of each new title generally begins eight to sixteen weeks before the scheduled in-store release with the mailing of the Image Preview magazine and bulletins. An active telemarketing campaign follows. The Company attempts to release its titles as close in time as possible to their VHS release date to capitalize on the extensive VHS advertising and publicity campaigns typically mounted by the major studios.

     The Company also maintains a website on the Internet at www.image-entertainment.com. The site includes an on-line edition of the Image Preview, weekly new product announcements and information of general interest to the home video consumer.

LD AND DVD PRODUCTION AND REPLICATION

     Under a typical license, the licensor of a title delivers a program master and art work to the Company for quality evaluation. If the Company deems the program master acceptable, the Company's in-house postproduction facility creates a submaster with specifications for LD or DVD format.

     LD submasters are delivered to the LD manufacturer for replication. The Company currently uses five LD replication facilities (three in the United States and two in Japan). In fiscal 1998, the following manufacturers supplied the largest percentages of the LDs replicated for the Company (only percentages equal to or greater than 10% are indicated): Kuraray (36.3%), Pioneer (32.8%), Sony's DADC (18.4%), Mitsubishi (12.4%) and 3M. In fiscal 1997, the following manufacturers supplied the largest percentages of the LDs replicated for the Company (only percentages equal to or greater than 10% are indicated): Kuraray (41.1%), Mitsubishi (26.9%), Pioneer (22.8%), Sony's DADC and 3M. While the Company believes that LD manufacturing facilities currently have the aggregate capacity to fulfill its orders, if any LD manufacturer used by the Company were unable to supply the Company with LDs, the Company believes it can shift its product to other manufacturers (subject to such manufacturers' willingness to re-prioritize their LD pressing schedules).

     DVDs require the additional interim step of authoring and compression which the Company does not do in-house. The Company uses any one of several compression facilities for this work, with Pioneer, WAMO (Warner Advanced Media Operations) and CVC (California Video Center) doing most of the Company's work in fiscal 1998. After compression work is completed, the DVD submaster is delivered to an outside manufacturing facility for replication. DVD replication is faster and less expensive than LD replication. The Company currently replicates all of its DVDs at WAMO but has agreements in place with other DVD replication facilities should the need arise. The Company believes it could easily shift its product to any number of DVD replication facilities, such as Panasonic, Pioneer, Technicolor, Nimbus, Sony, and Cinram.

     The Company attempts to solicit orders from its customers prior to submitting replication orders. The Company generally must pay for finished discs within 45 to 90 days of invoicing. The Company's goal is to order for manufacture that number of units of each title which will enable the Company to ship the bulk of the order within 30 days of delivery. Attainment of this goal depends largely upon the Company's ability to predict the popularity of a title.

________________________________________________________________________________
10                                                     Image Entertainment, Inc.

     The LD and DVD package is designed and produced by the Company's creative services staff and sent to a printer for replication. The LD manufacturer will either package and shrink-wrap the LDs and ship the completed product to the Company or ship the LDs in bulk to the Company and the Company will package and shrink-wrap the LDs at its own facility. The Company estimates that 30% of the manufactured LD units are received in finished form and 70% of the manufactured LD units are received in bulk shipments requiring packaging and shrink-wrapping in-house. Unlike LDs, WAMO currently replicates and packages all of the Company's DVD product, returning the finished DVD product to the Company for distribution.

     To reduce production costs and expedite the production process, in November 1990 the Company installed an in-house digital postproduction facility, which has been upgraded from time-to-time. To further increase efficiencies and reduce costs, in January 1995 the Company purchased computer graphics equipment for the output of high resolution, four-color separations used for LD and DVD package printing. These facilities allow the Company to format over 80% of the masters (from all licensors) it would otherwise contract out to postproduction facilities and deliver to printers final, color separated film it would otherwise contract out to outside facilities.

DISTRIBUTION OF VHS AND DTS ENCODED CDS SOFTWARE

     In addition to the Company's LD and DVD licensing and distribution activities, the Company distributes CD music programming encoded in DTS Digital Surround ("DTS"), as well as certain programming on VHS. The Company's views its distribution of VHS and DTS encoded CDs programming as a compliment to its core LD/DVD business.

     In fiscal 1998, the Company began licensing certain niche entertainment programming on VHS for exclusive distribution. When and where feasible, the Company plans to continue to acquire exclusive VHS distribution rights. Such rights are often offered as part of a bundle of rights which include LD and DVD rights. See Item 7. "Summary and Outlook -- Exclusive Distribution of Niche Entertainment Programming on VHS."

     DTS is a multichannel audio format that delivers up to six discrete channels of audio which surrounds the home theater consumer with 360 degrees of sound that better approximates a live concert experience. Special decoder hardware is required to receive the enhanced sound capabilities offered by DTS. In 1997, the Company entered into two exclusive agreements, with Digital Theater Systems, Inc. and Miller Nevada, Ltd., both of which grant to the Company exclusive distribution rights to DTS encoded CDS. See Item 7. "Summary and Outlook -- Exclusive Distribution of DTS Encoded Software." The Company also releases certain DTS encoded LDs.

SUBSIDIARY ACTIVITIES

     In May 1998, the Company announced the closure of its only active subsidiary, U.S. Laser Video Distributors, Inc. ("U.S. Laser"), a New Jersey-based owner-operator of "Digitainment," a retail store which sold optical disc software (LDs, DVDs and CD-ROMs). U. S. Laser also sold optical disc software direct to the consumer via mail order and the Internet. The closure is expected to be finalized by July 1998. See Item 7. "Closure of Subsidiary -- U.S. Laser Video Distributors, Inc."

________________________________________________________________________________
Image Entertainment, Inc.                                                     11

TRADEMARKS

     The Company has received Federal registration of the trademark "IMAGE" in the United States Patent and Trademark Office. The Company also uses the trademarks "Vocal Images," "The Music Disc". "The Finest in Laserdiscs" and "The Finest in Home Entertainment" and the service marks "Image Post" and "Image Creative Group."

EMPLOYEES

     At June 1, 1998, the Company had 109 full-time employees and 2 part-time employees. At June 1, 1998, subsidiary U.S. Laser had 7 full-time employees and 1 part-time employee. Upon finalization of U.S. Laser's closure (expected to occur by July 1998), all but two of U.S. Laser's remaining employees will be terminated. The remaining two U.S. Laser employees will relocate to the Company's California offices and become full-time employees of the Company (on June 1, 1998 a third U.S. Laser employee relocated to California and became a full-time employee of the Company).

RISK FACTORS

     This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on the beliefs of Company's management as well as assumptions made by and information currently available to the Company's management. When used in this document, the words "anticipate," "believe," "may," "estimate," "expect" and similar expressions, variations of such terms or the negative of such terms as they relate to the Company or its management are intended to identify such forward-looking statements. Such statements are based on management's current expectations and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, the Company's actual results, performance or achievements could differ materially from those expressed in, or implied by, any such forward-looking statements.

     The Company has made forward-looking statements in this Item 1. and subsequent Items of this Annual Report concerning, among other things, (i) the viability of the LD format for several years despite the introduction of DVD;
(ii) Pioneer's continued commitment to the LD/DVD combination player and the success of the LD/DVD combination player in attracting customers to both formats; (iii) the recent strengthening of the retail entertainment software market in which several of the Company's largest customers operate; (iv) the Company's ability to develop a successful direct-to-consumer LD business; (v) the Company's ability to renegotiate and/or extend material license and distribution agreements which have recently expired or which no longer contain terms favorable to the Company given the recent decline in consumer demand for LDs; (vi) closing escrow on the sale of one or both parcels comprising the front
8.8 acres of the Company's Las Vegas, Nevada property; (vii) ultimate completion and full operation by September 1998 of the Las Vegas, Nevada warehouse and distribution facility; (viii) the possibility that major studios may someday perceive DVD as a niche business affording the Company greater opportunities to secure exclusive license rights; and (ix) the Company's ability to continue to secure additional LD and DVD rights through license or distribution agreements. The inclusion of such forward-looking information should not be regarded as a representation by the Company, its management or any other person that the future events, plans or expectations contemplated by the Company will be achieved. The Company undertakes no obligation to release publically any updates or revisions to any such forward-looking statements that may reflect events or

_______________________________________________________________________________
12                                                    Image Entertainment, Inc.

circumstances occurring after the date of this Annual Report. Factors that could cause or contribute to such material differences include, but are not limited to, those discussed below.

     COMPETITION.
     -----------

               COMPETITION FOR LD RIGHTS AND DISTRIBUTION.  The Company believes
               ------------------------------------------
          it is the largest LD licensee and distributor in the United States; however, the Company also faces competition for LD rights from Pioneer, which also licenses and distributes LDs (and has exclusive LD output license agreements with Paramount and Universal), and other independent licensees. The Company also faces competition from LD subdistributors and Columbia/TriStar, which sells its own programming directly to retailers, as well as to the Company and other distributors. The Company currently expects that it will be able to continue to purchase LD titles on a wholesale basis from Columbia/TriStar, however, there can be no assurance that the Company will be able to continue to purchase and distribute such programming in the event Columbia/TriStar elects to sell direct, increase the number of entities distributing their programming or limit the Company's access to programming. Further, there can be no assurance that the Company will be able to continue to secure LD license and distribution rights on terms acceptable to the Company.

               COMPETITION FOR DVD RIGHTS AND DISTRIBUTION. Given the relative
               -------------------------------------------
          newness of the DVD format and its uncertain position in the home video software market, none of the major motion picture studios have yet to grant exclusive licenses for their new releases and most popular catalogue titles, preferring to sell this programming directly to retailers, as well as to the Company and other distributors. Further, since DVD is positioned as the replacement for VHS (although it remains to be seen whether this will occur), unlike LD (which is a confirmed niche market), the Company faces licensing and distribution competition from significantly more sources (primarily independent licensing and distribution entities from the VHS sector of the home video market). Further, there can be no assurance that the Company will be able to continue to secure DVD license and distribution rights on terms acceptable to the Company. Finally, the Company currently expects that it will be able to purchase on a wholesale basis DVD titles from all participating program suppliers for sale to the Company's customers, however, there can be no assurance that the Company will be able to continue to purchase and distribute such programming in the event DVD program suppliers elect to sell direct, increase the number of entities distributing their programming or limit the Company's access to programming.

               COMPETITION FROM OTHER FORMS OF HOME VIDEO ENTERTAINMENT.  Both
               --------------------------------------------------------
          the LD and DVD formats face competition from other forms of in-home entertainment, e.g., VHS, network, syndicated and pay/cable television and home satellite systems. LD and DVD also face competition from new and emerging technologies in the entertainment industry (such as entertainment programming on the Internet, video-on-demand, high-definition television, digital videotape and optical discs with greater storage capacity) which offer or may come to offer alternate forms of leisure-time entertainment, or alter the way in which existing forms are delivered. Additionally, several recent polls have indicated that the Internet has surpassed all forms of home video entertainment as a leisure time activity.

________________________________________________________________________________
Image Entertainment, Inc.                                                     13

     FINANCIAL CONDITION OF KEY CUSTOMERS.  Although the entertainment software
     ------------------------------------
retail sector appears to be strengthening after several years of declining sales growth and deteriorating profitability which adversely impacted the Company's business and operations, there can be no assurance that an economic recovery will be sustained or be sufficient to support the same level of customer purchasing present before the slump. See Item 7. "Summary and Outlook -- Improving Financial Condition of the Retail Entertainment Software Market."

     ABILITY TO SUSTAIN LD BUSINESS DURING TRANSITION PERIOD CAUSED BY DVD.
     ----------------------------------------------------------------------
Although the Company believes that if the DVD market becomes a niche market (albeit a much larger niche market than the LD market) the Company could occupy a role similar to its current role in the niche LD market, there can be no assurance that the Company will be able to sustain its core LD business until a transition can be made to DVD, if ever, or whether current LD program suppliers and LD hardware manufacturers will continue to support the LD format during the transition period. Further, if the Company can maintain its LD business during such a transition period there can be no assurance that it will be able to license and distribute DVD programming with the same success it has experienced in the LD market, either generally or relative to the breadth of programming it is now able to offer customers and at the margins it currently enjoys. Finally, the Company is beginning to distribute its LD (and DVD) inventory through alternative distribution channels, including direct-to-consumer distribution via mail order and the Internet, in an effort to increase sales and compensate for the dramatic reduction in LD purchases by the major music/video software chains who have long been supporters of the LD format. See Item 7. "General" " -- The DVD Format," "--DVD's Continued Negative Impact on LD Sales" and "--Future LD Distribution Strategy."

     GROWTH OF THE DVD MARKET.  The Company currently believes that the lack of
     ------------------------
mass market acceptance of DVD is principally due to the lack of a consumer-priced recordable DVD player, the lack of an established rental market, consumer confusion regarding the features, availability and potential of the format, potential competition from the "DIVX" DVD format (see Item 7. "General -- Potential Competing Format to DVD"), and the large number of titles currently available on LD, all of which may impede the growth and acceptance of DVD.
There can be no assurance that a rental market will develop or that a consumer-priced recordable DVD player (which could lead to greater mass-market appeal) will be available in the near future. Further, there can be no assurance that studios and program suppliers will decide to make an aggressive commitment to the release of a wide variety of new release and catalogue DVD titles so that the available library of DVD titles comes to rival that of LD.

     LD/DVD PRODUCTION AND REPLICATION.  The Company currently expects that it
     ---------------------------------
will be able to continue utilizing a variety of outside vendors to author, compress and replicate marketable DVD titles for release under its exclusive DVD license agreements. Despite LD's decline, the Company also believes it will be able to use several outside manufacturing facilities to replicate its LD product. There can be no assurance, however, that the Company's vendors will be able to continue to provide such services at the same or higher level of quality and quantity, or that the Company will be able to access or afford alternative vendors for such services.

     SEASONALITY AND VARIABILITY.  The Company has generally experienced higher
     ---------------------------
sales of LDs and DVDs in the quarters ended December 31 and March 31 due to increased consumer spending associated with the year-end holidays and because most sales of a title occur in the first few months after its release. In addition to seasonality issues, other factors have contributed to variability in the Company's LD and DVD net sales on a quarterly basis. These factors include:
(i) DVD's negative impact on LD sales; (ii) the popularity of titles in release during the quarter; (iii) the Company's marketing and

________________________________________________________________________________
14                                                     Image Entertainment, Inc.

promotional activities; (iv) the Company's rights and distribution activities;
(v) the extension, termination or non-renewal of existing license and distribution rights; and (vi) general economic changes affecting consumer demand for LD and DVD hardware and software and affecting the buying habits of the Company's customers.

     RELEASE DATE DELAYS.  The Company currently expects that all new LD and DVD
     -------------------
titles with expected release dates in fiscal 1999 will be released during that year. In the past, however, the Company's LD licensors, for various reasons, have from time-to-time delayed releasing certain titles to the LD and VHS markets. There can be no assurance that delays of this type will not occur in the future. Although it is too early to tell, the Company believes that its experience relative to delayed releases for certain LD titles will be the same for certain DVD titles.

     NATURE OF THE ENTERTAINMENT INDUSTRY.  Audience acceptance of the Company's
     ------------------------------------
products represents a response not only to the artistic components of the products, but also to the level of advertising and promotion by Company, the studios and distributors, the availability of alternative forms of entertainment and leisure time activities, changes in public taste, and other intangible factors, all of which change rapidly and cannot be predicted. This situation presents a number of risks, including the risk that some of the Company's LD and DVD titles may not be commercially successful, that costs will not be recouped or that anticipated profits justifying the Company's commitments will not be realized.

     ACQUISITION OPPORTUNITIES.  The Company has explored, and continues to
     -------------------------
explore, acquisition opportunities in various businesses compatible with and/or complementary to those of the Company. To date, however, other than the 1995 acquisition of U.S. Laser (see "Subsidiary Activities" below) no acquisition agreement has been reached. Furthermore, there can be no assurance that the Company will enter into any acquisition agreement, nor can the Company currently predict how such an agreement would impact its results. Any material acquisition would require the Company to obtain financing. There can be no assurance that the Company will obtain such financing on terms and conditions which are reasonable or acceptable to the Company.

     DEPENDENCE ON KEY PERSONNEL.  The success of the Company depends to a
     ---------------------------
significant degree on the efforts of the Company's executive management: its President and Chief Executive Officer, Chief Financial Officer, Chief Administrative Officer and General Counsel, and Senior Vice President of Sales, Marketing and Operations. The Company's operations may be adversely affected if one or more members of executive management were to leave the Company.


ITEM 2.   PROPERTIES.
          ----------

     The lease for the Company's office space (30,080 square feet) in Chatsworth, California provides for monthly rent of approximately $14,000 (subject to annual adjustment based upon increases in the consumer price index) and will expire on March 31, 2000.

     The lease for the Company's warehouse space (48,300 square feet) in Chatsworth, California provides for monthly rent of approximately $23,000 (subject to annual adjustment based upon increases in the consumer price index). The lease would have expired on March 31, 2000, however, in anticipation of the completion of the Company's new warehouse and distribution facility in Las Vegas, Nevada, the Company entered into a Surrender of Lease and Termination Agreement, dated February

________________________________________________________________________________
Image Entertainment, Inc.                                                     15

2, 1998, whereby the lease will terminate on August 31, 1998 unless the Company elects to extend the lease termination date on a month-to-month basis but not beyond November 30, 1998.

     The Company owns approximately 17.2 acres of real property in Las Vegas, Nevada. In December 1997, the Company commenced construction of a 76,000 square foot warehouse on the back 8.4 acres. Upon completion of construction in early June 1998, the Company commenced installation of the facility's automated distribution equipment. The facility is expected to be operational by September 1998. The architectural building plans provide for room to expand the facility an additional 74,000 square feet should the need arise. On May 13, 1998, the Company entered into an Agreement for Purchase and Sale with respect to the sale of the front 8.8 acres of the property. See Item 7. "Liquidity and Capital Resources -- Las Vegas Warehouse and Distribution Facility and Adjacent Land."

     The Company's leased Chatsworth warehouse is currently operating at maximum capacity. The Company has also been leasing an 11,060 square foot warehouse located nearby for approximately $6,000 per month since April 1, 1997 to accommodate inventory overflow. The lease is currently on a month-to-month basis. The Company believes that the Chatsworth warehouse and the additional warehouse will provide adequate capacity to meet its needs until the Las Vegas, Nevada facility is completed.

     The Company's subsidiary, U.S. Laser, leases approximately 8,000 square feet of combined office and retail space in Whippany, New Jersey. The lease provides for monthly rent of approximately $8,000 (subject to annual increases). The lease would have expired on September 15, 2001, however, in anticipation of the closure of U.S. Laser the Company signed a Lease Termination Agreement in May 1998 whereby the lease will terminate in July 1998.


ITEM 3.   LEGAL PROCEEDINGS.
          -----------------

      On June 18, 1997, the Company filed a complaint in the Superior Court of the State of California, County of Los Angeles (Case No. BC173084), against LEI Partners, L.P. ("LEI") and a number of related entities and individuals, which relates to a dispute concerning, among other things, LEI's payment obligations under two promissory notes (the "Superior Court Action"). Item 8. "Note 6. Default of Notes Receivable" of the Company's Annual Report on Form 10-K for the year ended March 31, 1997 is incorporated herein by reference. The Company has alleged, inter alia, breach of contract, intentional misrepresentation,
         ----- ----
negligent misrepresentation, conspiracy to defraud, interference with economic relationship, conspiracy to interfere with economic relationship, and conversion. The complaint seeks compensatory damages of not less than $5 million plus accrued interest, attorney's fees and punitive damages in an amount to be proven at trial. On September 16, 1997, the Company filed a first amended complaint against the same defendants and making the same claims, but providing additional factual details.

      In response to the complaint, defendant LEI filed a petition to compel arbitration and stay the litigation pending completion of the arbitration, based upon an arbitration provision in one of the two promissory notes in dispute. On September 18, 1997, the court ordered the Company and LEI to arbitrate before the American Arbitration Association ("AAA") in Los Angeles, California, and stayed the remainder of the litigation pending completion of the arbitration.

________________________________________________________________________________
16                                                     Image Entertainment, Inc.

      On November 17, 1997, the Company commenced the court ordered arbitration proceedings against LEI, seeking damages in excess of $3.7 million, plus attorney's fees and costs, for breach of the promissory notes. On January 21, 1998, LEI filed an answering statement denying liability. LEI also submitted a counterclaim against Image and three of its present or former officers or directors, but refused to pay the AAA filing fee, and the AAA rejected the counterclaim. Although LEI's counterclaim was rejected and is not pending, it alleged claims for, inter alia, fraud in the inducement, recission and breach of
                    ----- ----
written contract. The counterclaim sought compensatory damages of $1 million plus accrued interest, attorney's fees and costs, and also seeks punitive damages in an amount of $2 million. Should the rejected counterclaim of LEI ever be filed or prosecuted, the Company intends to contest vigorously its allegations and purported claims.

      On May 4, 1998, LEI and certain other defendants in the Superior Court Action filed voluntary petitions under Chapter 7 of the Bankruptcy Code in the United States Bankruptcy Court for the Central District of California. These bankruptcy filings have automatically stayed the prosecution of the court ordered arbitration proceedings against LEI, and the prosecution of the Superior Court Action against LEI and three other defendants. The Company intends to prosecute the Superior Court Action to the fullest extent possible.

      In the normal course of business, the Company and its subsidiary are subject to proceedings, lawsuits and other claims, including proceedings under government laws and regulations relating to employment and tax matters. While it is not possible to predict the outcome of these matters, it is the opinion of management, based on consultations with legal counsel, that the ultimate disposition of known proceedings (including the rejected counterclaim in the above-described arbitration proceeding) will not have a material adverse impact on the Company's financial position, results of operations or liquidity.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
          ---------------------------------------------------

     None.

________________________________________________________________________________
Image Entertainment, Inc.                                                     17

EXECUTIVE OFFICERS OF THE REGISTRANT

     Executive officers serve at the pleasure of the Company's board of directors (the "Board"). There is no family relationship between any executive officer or director. The following information sets forth the position and age of the Company's executive officers at June 1, 1998 and their business experience for at least the prior five years:


Executive Officer            Age           Position & Background
-------------------------------------------------------------------------------

Martin W. Greenwald           56       Chairman of the Board, Chief Executive
                                       Officer and President since April 1981,
                                       and Treasurer since January 1988. Since
                                       July 1990, Mr. Greenwald has been a Board
                                       Member of the Permanent Charities
                                       Committee of the Entertainment
                                       Industries, an umbrella organization
                                       which coordinates charitable
                                       contributions. Since 1995, Mr. Greenwald has been the Chairperson of the Optical
                                       Video Disc Association (OVDA) (formerly, the Laserdisc Association of America).

Cheryl L. Lee                 39       Chief Administrative Officer since April
                                       1993 and General Counsel since April
                                       1992; Vice President of Business Affairs from February 1989 to March 1992; prior thereto, Counsel, Theatrical Distribution
                                       & Acquisition, Twentieth Century Fox Film
                                       Corporation. Ms. Lee received her A.B.
                                       degree from Stanford University in 1980
                                       and her J.D. degree from New York
                                       University Law School in 1984. Ms. Lee is a member of the California Bar.

Jeff M. Framer                37       Chief Financial Officer since April 1993;
                                       Controller from September 1990 to March
                                       1993; Senior Manager, KPMG Peat Marwick
                                       LLP, from July 1989 to September 1990;
                                       and, Manager, KPMG Peat Marwick LLP, from
                                       July 1988 to June 1989. Mr. Framer
                                       received his B.S. degree in Business
                                       Administration and Accounting Theory and
                                       Practice from California State University at Northridge in 1984. Mr. Framer is a certified public accountant.

David A. Borshell             33       Senior Vice President, Sales, Marketing
                                       and Operations since December 1994;
                                       Senior Vice President, Operations, from
                                       April 1993 to December 1994; Vice
                                       President, Operations, from January 1991 to March 1993; Director of Operations from July 1990 to December 1990; Director of Sales from November 1988 to June 1990;
                                       and, Account Executive from February 1986 to November 1988.

________________________________________________________________________________
18                                                     Image Entertainment, Inc.

--------------------------------------------------------------------------------
                                    PART II
--------------------------------------------------------------------------------


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

     Fiscal Year Ended March 31, 1998        High            Low
     --------------------------------      -------         -------
     Quarter ended June 30, 1997           $ 4.375         $ 3.3125
     Quarter ended September 30, 1997      $ 4.125         $ 3.00
     Quarter ended December 31, 1997       $ 4.875         $ 3.1875
     Quarter ended March 31, 1998          $ 4.375         $ 3.00

     Fiscal Year Ended March 31, 1997        High            Low
     --------------------------------       -------        -------
     Quarter ended June 30, 1996           $ 7.9375        $ 5.875
     Quarter ended September 30, 1996      $ 6.00          $ 4.75
     Quarter ended December 31, 1996       $ 5.125         $ 3.00
     Quarter ended March 31, 1997          $ 5.125         $ 3.375

     As of June 1, 1998 there were 1,674 holders of record of the Company's common stock. The closing price on that date was $6.50.

     The Company has never paid a cash dividend on its common stock and presently intends to retain any future earnings for business development. In addition, the Company is party to loan agreements which impose restrictions on its payment of dividends.

________________________________________________________________________________
Image Entertainment, Inc.                                                     19

ITEM 6.   SELECTED FINANCIAL DATA.
          -----------------------

     The selected financial data presented below was derived from the consolidated financial statements of the Company and should be read in conjunction with such financial statements, the notes thereto and the other financial information included therein.

                                                                            YEARS ENDED MARCH 31,
                                                 --------------------------------------------------------------------------
(In thousands, except per share data)                 1998           1997           1996           1995          1994
                                                      ----           ----           ----           ----          ----
INCOME STATEMENT DATA:
----------------------
Net sales...................................     $     75,516   $   85,650       $   95,086    $    85,591        $  65,578
Operating costs and expenses................           84,605/(1)/  83,399/(2)/      86,926         77,851           60,576
Operating income (loss).....................           (9,089)       2,251            8,160          7,740            5,002
Interest expense............................             (662)        (415)            (155)        (1,184)          (2,336)
Interest income.............................              118          231              337            518              487
Other expense...............................               --         (662)/(3)/         --             --               --
Amortization of deferred financing costs....               --           --               --           (111)            (270)
Net gain on insurance settlement............               --           --               --            742              960
Income (loss) before income taxes
      and extraordinary item................           (9,633)       1,405            8,342          7,705            3,843
Income tax (expense) benefit................               52         (433)            (743)          (175)            (104)
Income (loss) before extraordinary item.....           (9,581)         972            7,599          7,530            3,739
Extraordinary item, net of taxes............               --         (127)/(4)/         --         (1,219)/(4)/       (378)/(4)/

Net income (loss)...........................     $     (9,581)    $    845          $ 7,599    $     6,311        $   3,361
Income (loss) per share:
   Income (loss) before extraordinary item
         Basic..............................     $       (.71)    $    .07          $   .56    $       .57        $     .30
         Diluted............................     $       (.71)    $    .07          $   .51    $       .48        $     .26
   Net income (loss)
         Basic..............................     $       (.71)    $    .06          $   .56    $       .48        $     .27
         Diluted............................     $       (.71)    $    .06          $   .51    $       .40        $     .23
   Weighted average shares outstanding
         Basic..............................           13,471       13,504           13,569         13,255           12,347
         Diluted............................           13,471       13,836           14,802         15,641           14,392

                                                                                 MARCH 31,
                                                 -------------------------------------------------------------------------
(In thousands)                                         1998           1997           1996           1995            1994
                                                       -----          ----           ----           ----            -----
BALANCE SHEET DATA:
-----------------
Total assets................................      $    33,781     $ 46,448       $   39,406    $    33,491     $     42,526
Total liabilities...........................           25,116       28,397           18,880         16,818           31,412
Net shareholders' equity....................            8,665       18,051           20,526         16,673           11,114

-----------------

(1) Includes noncash charges of $8,133,000 and $4,246,000 to reduce the carrying value of the Company's LD inventory to its net realizable value and provide for estimated losses on LD license and exclusive distribution agreements, respectively. Also includes a nonrecurring charge of $825,000 related to the closure of the Company's subsidiary, U.S. Laser Video Distributors, Inc., of which $202,000 is composed primarily of fees and expenses associated with facility lease termination and employee severance payments, and $623,000 (a noncash charge) is composed of the write-off of unamortized facility leasehold improvements and goodwill.

(2) Includes noncash charges of $1,964,000 and $1,946,000 to reduce the carrying value of the Company's LD inventory to its estimated net realizable value and provide for estimated doubtful accounts receivable, respectively.

(3) Other expense represents a nonrecurring charge composed primarily of legal and accounting fees associated with the termination of acquisition negotiations.

(4) Extraordinary item is composed of costs associated with early retirement of debt, net of related taxes of $56,000, $34,000, and $10,000 for fiscal 1997, 1995 and 1994, respectively.

________________________________________________________________________________
20                                                     Image Entertainment, Inc.

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

GENERAL

     Image Entertainment, Inc. (the "Company"), has licensed and distributed a broad range of entertainment programming on laserdisc ("LD") since 1983. In prior fiscal years, the Company's net sales were derived almost entirely from the distribution of the LD format. In March 1997, a new optical disc video format, the digital video disc ("DVD"), was introduced. The Company began distributing DVD programming on a nonexclusive wholesale basis in March 1997 and began releasing exclusively licensed DVD programming in June 1997. In fiscal 1998, LD and DVD, respectively, represented approximately 79% and 21% of the Company's net sales; however, in the fourth quarter of fiscal 1998, LD and DVD, respectively, represented 62% and 38% of the Company's net sales. The Company also distributes music programming on compact audio disc ("CD") encoded in the DTS Digital Surround ("DTS") multichannel audio format as well as certain programming on videocassette tape ("VHS").

     THE DVD FORMAT.
     --------------

     On March 24, 1997, Warner Home Video ("WHV"), currently a leading supplier of DVD programming, became the first major program supplier to release DVD software with its launch of DVD software in seven cities including Los Angeles, New York, San Francisco, Seattle, and Washington, D.C. On August 26, 1997, WHV became the first nation-wide major DVD program supplier with its release of DVD programming in the remaining U.S. cities. Since WHV's March 1997 launch of DVD, most of the major motion picture studios and numerous independent program suppliers, including the Company, have released DVD programming. In February 1997, Pioneer Electronics released the first DVD player in the U.S. market. Since then, 20 consumer electronics manufacturers have introduced or announced introduction of DVD players in the U.S. market. The Electronics Industries Association ("EIA") reported that from March 1997 to May 29, 1998, approximately 550,000 DVD players have been sold to consumer electronics retailers (this figure does not reflect the number of DVD players that have actually sold through to consumers).

     DVD software and hardware sales have sustained consistent growth; however, video software, hardware and retail industry insiders differ regarding whether DVD will ultimately become a niche

________________________________________________________________________________
Image Entertainment, Inc.                                                     21
platform replacing LD as the preferred optical video disc format or a mass-market platform replacing VHS as the primary home video format. DVD's ultimate market share is dependent upon the following:

     .    Consumer and retailer acceptance.  Management believes that DVD has
          --------------------------------
          been embraced by early adopters of electronic entertainment technology, such as LD consumers, who appreciate the features of a state-of-the-art video format, including its improved video and audio quality over VHS. DVD is currently a sell-through business (i.e., DVD software is priced for purchase versus VHS which is priced for purchase and rental) Major video/music software discounters and retailers such as Best Buy, Musicland and Tower are the market leaders in DVD retail with large selections and "sale" pricing (20% off of suggested retail pricing). Mass merchants such as Wal-Mart and Target Stores, with a smaller presence in DVD, have announced plans to increase the number of stores that carry DVD. Many of the larger retailers have been consistently offering DVD programming at "sale" pricing bringing the price of many DVD titles below $20. With increasing DVD hardware penetration and growing consumer interest, an increasing number of video speciality stores are stocking DVD software for rental and sale. A December 1997 survey of video speciality stores conducted by Video Store Magazine, a video software industry trade publication, indicated that on average, 5% of the retailers responding to the survey said they currently carry DVD for rental or sale. Additionally, of the retailers responding to the survey who did not carry DVD, 27% planned to introduce DVD for rental and 19% planned to introduce DVD for sale within the next six months. Management believes that sufficient retail support exists to, at a minimum, ensure DVD's place as a successful niche market; however, for DVD to supplant VHS as the primary home video format, retailers and consumers must support DVD as a rental platform. It is currently unclear whether such support will develop.

     .    DVD hardware penetration and hardware availability.  Management
          --------------------------------------------------
          estimates that there are currently approximately 330,000 DVD households (approximately 60% of the EIA's estimate of approximately 550,000 total DVD players sold through May 29, 1998 to consumer electronics retailers) representing an approximate 0.3% penetration of estimated television households. VHS and LD penetration are currently approximately 85% and 2%, respectively. Consumer electronics manufacturers (such as Philips Consumer Electronics Company, JVC Company of America, Panasonic Consumer Electronics Company, Pioneer Electronics, Sony Electronics, Thomson Consumer Electronics and Yamaha Electronics Corporation) have introduced or announced plans to introduce 19 new, second-generation DVD players in the first quarter of calendar 1998, including two portable models, models with a multiple disc changer, models with built-in Dolby Digital decoders and several lower-priced entry-level models.

     .    Industry support of DVD software.  All of the major motion picture
          --------------------------------
          studios participate in the DVD format (also known as "open" DVD) and/or the "DIVX" DVD format (also known as "closed" DVD) (see "Potential Competing Format to DVD" below); however, certain participating major motion picture studios remain selective in providing DVD releases, marketing and commitment to the format. Twentieth Century Fox Home Entertainment, which has only committed to the DIVX DVD format, and Paramount Home Video, the last major studios to support the DVD format, announced their participation in February 1998 and May 1998, respectively.

________________________________________________________________________________
22                                                     Image Entertainment, Inc.

     .    Availability of DVD software.  It is estimated by the DVD Video Group
          ----------------------------
          (a Los Angeles-based, industry-funded nonprofit corporation that exists expressly to promote consumer awareness of the benefits of DVD video and to provide updated information to the media and the retail trade about DVD video players, movies, and music videos) that there are approximately 1,100 DVD titles currently available in the marketplace, a significant increase from the approximately 250 DVD titles available in September 1997 and the 20 DVD titles available at the format's March 1997 launch. Major studio and independent program suppliers are increasing the number of new release and catalogue DVD titles released each month.

     .    Commitment to sustain DVD software quality and variety of features.
          ------------------------------------------------------------------
          On the whole, DVD quality has steadily improved since its introduction. Many DVDs offer "extras" (movie trailers, behind-the-scenes commentaries and performer biographies). Most, but not all, DVD program suppliers have incorporated these features without raising the suggested retail price. The variety of releases is growing as many smaller independent program suppliers are also offering their programming in the DVD format. A significant challenge for DVD suppliers, large and small, will be to sustain the quality and variety of software features DVD consumers have come to expect of DVDs while maintaining or lowering the price.

     Since LD's introduction over 20 years ago, the LD format has catered to a niche market of videophiles interested in a premium quality delivery system for home entertainment. During the early '80s, independent industry analysts predicted that LD consumers would exceed 5 million by the end of that decade. In actuality LD's market penetration has only reached an estimated 2 million households in North America. The same scenario may also apply to DVD.

     The DVD format has not grown as quickly as predicted prior to its introduction. Nevertheless, as a new video format, consumer electronics manufacturers sold almost twice as many DVD players to consumer electronics retailers, in DVD's first year of availability, than LD players sold at the height of LD's popularity. Although DVD has been heralded as the replacement for VHS (due to superior video and sound quality, unique features and video quality that will not degrade with age or repeated viewings), there is currently limited mass-market awareness of the DVD format. Management believes DVD is not currently perceived by most consumers as a replacement for VHS primarily because it lacks recordability and a rental market. Management also believes DVD will remain a niche of the home video market, albeit occupying a much larger niche than LD for many of the same reasons LD has remained a niche. The mass-market consumer is not dissatisfied with the VHS format, its quality, title availability, rental and sell-through availability and ease of use. The primary advantages of DVD are its superior audio and video quality and its extra features which appeal primarily to audio/videophiles with home theater systems.

     POTENTIAL COMPETING FORMAT TO DVD.
     ---------------------------------

     In September 1997, Digital Video Express ("DIVX") announced plans to release a competing DVD format. In early June 1998, DIVX was launched in two cities, San Francisco and Richmond, Virginia, with 40 stores offering one player model and a selection of less than 30 titles, including several unavailable on "open" DVD. DIVX is a pay-per-view DVD format requiring the purchase of a DIVX feature-enhanced DVD player (which is reportedly backward compatible with existing non-DIVX DVD software). The current universe of approximately 550,000 DVD players (sold to retailers) will not

_______________________________________________________________________________
Image Entertainment, Inc.                                                    23
play DIVX DVD software. Although recently released, DIVX has received significant attention within the video industry. The developers of the DIVX technology contend that their technology is an enhancement to current DVD technology and is intended to appeal to the VHS renter. The developers of "open" DVD, the early consumers of "open" DVD and certain members of the consumer video press have expressed negative views regarding the DIVX format. Management believes there is the potential that a perceived format war could confuse consumers and stall the growth of both formats in an already small market. Ultimately, consumer acceptance will decide the DIVX format's success.

     THE COMPANY'S DVD DISTRIBUTION.
     ------------------------------

     The Company's quarterly net sales derived from DVD distribution has steadily increased since DVD's March 1997 introduction. The Company's net sales from DVD distribution (exclusive and nonexclusive) for the quarters ended March 31, 1998 and December 31, September 30, June 30 and March 31, 1997 were $6,183,000, $5,021,000, $3,085,000, $1,411,000 and $742,000, respectively. As a percentage of net sales, DVD net sales were 38%, 19%, 19%, 8% and 1%, respectively. Since the Company's first exclusive DVD release in June 1997 through March 31, 1998, the Company has released 91 exclusive DVD titles.

     The Company believes DVD has significant long-term potential in the video marketplace and, to remain competitive through diversification of its core LD business, is aggressively seeking DVD programming for exclusive distribution. The Company has exclusive agreements with Universal (50 catalogue titles), Orion (12 catalogue titles), Playboy (output of new releases and catalogue titles) and has entered into numerous other exclusive distribution agreements with independent program suppliers for the release of certain titles on DVD. Certain of the Company's LD license agreements also provided for a broad grant of optical disc rights including DVD.

     According to VideoScan, which tracks point-of-sale data from more than 16,000 stores reportedly accounting for 70 percent of all video sales, the Company's market share of total DVD unit sales from January 1, 1998 through May 24, 1998 is 2.93%. The Company ranks eighth in market share behind Warner Home Video (27.65%), Columbia TriStar (15.77%), Universal Home Video (10.63%), Disney (10.52%), MGM (9.78%), New Line (8.32%) and Artisan Entertainment (formerly LIVE Home Entertainment) (5.09%). Sales data includes mass merchandisers and retailers but not most discount outlets.

     As the DVD format continues to grow, and assuming the Company can continue to successfully secure and distribute additional DVD programming, management believes it is well positioned to enhance its reputation and presence in the DVD market. Management believes the licensing, sales, production, creative services, marketing and distribution expertise it has developed as the largest LD licensee and distributor in North America has and will continue to easily translate to the DVD format, thereby enhancing the success of the Company's DVD efforts.

     Management further believes, without assurance, that should the DVD format ultimately become a niche of the home video market, although a much larger niche than LD, it is possible that the major motion picture studios will decide that the DVD format, as a percentage of their video business, is not significant enough to retain in-house control, as is the case with the life cycle of LD, and ultimately be receptive to licensing exclusive DVD rights on a broader basis. Management believes, it is therefore possible, although there can be no assurance, that history could repeat itself and, as with LD, the Company could eventually distribute a much higher percentage of DVD programming on an

________________________________________________________________________________
24                                                     Image Entertainment, Inc.

exclusive basis than on a nonexclusive basis. Should DVD ultimately grow large enough to supplant VHS as the primary home video format, management believes, without assurance, that the Company's core competencies, developed as the largest LD licensee and distributor in North America, will position it to be a leading distributor of DVD software.

     DVD'S CONTINUED NEGATIVE IMPACT ON LD SALES.
     -------------------------------------------

     The DVD format competes directly with the LD format. Most of the same consumers who were attracted to LD's quality and features are attracted to DVD's offerings.

     The major music/video software retail chains, such as Musicland, Tower and Trans World (the "Chain Stores"), who have long been supporters of the LD format, have significantly cut back on their LD purchases, removed LD from certain of their stores and are replacing floor space previously dedicated to LD (and in many cases VHS) with DVD programming. To accomplish this, the Chain Stores have significantly narrowed the breadth of their LD purchases, focusing on "A" title new releases and popular catalogue programming. The smaller independent LD retailers have experienced less of a decline in LD sales and continue to carry a large breadth of new release and catalogue LD programming.

     Management believes the Chain Stores are enthusiastically supporting what they believe to be the video format of the future, due primarily to DVD's less expensive suggested retail price, smaller size, digital technology, unanimous consumer electronics manufacturer support, anticipated unanimous support by the major motion picture studios and other program suppliers and expected success of DVD-ROM within the computer industry. With the Chain Stores' LD selection shrinking and their DVD selection growing, management believes that LD consumers are more inclined to gravitate to the DVD format faster than if full LD selections were offered.

     Management believes that the DVD consumer of today closely mirrors the LD consumer and that a significant percentage of the DVD players sold through to consumers to date have been sold to existing LD consumers or were sold to members of the identified niche market of new consumers (i.e., those likely to have eventually bought an LD player in the absence of the superior DVD format and those not of purchasing age during the height of LDs). Those consumers are interested in a premium quality video delivery system for home entertainment.

     In contrast to the approximately 550,000 DVD players sold to consumer electronics retailers since DVD's launch, the EIA reported that LD player sales, in calendar 1997, were approximately 49,000 units, down 68.5% from calendar 1996 (DVD/LD combination player sales are included in the EIA DVD sales figures, and not in the LD sales figures). The EIA projects that only 28,000 LD players will be sold in calendar 1998. Due to the continued decline in units sold, the EIA stopped tracking LD player sales in calendar 1998.

     Sales of LD programming have declined more rapidly than management
anticipated.   Quarterly sales of LD programming for fiscal 1998, with the exception of the Company's third quarter ended December 31, 1997, have significantly declined as compared to quarterly LD sales for fiscal 1997. The Company experienced a 56% decline in LD sales for its fourth quarter ended March 31, 1998 versus the fourth quarter of fiscal 1997. For fiscal 1998 quarter's ended December 31, September 30, and June 30, 1997, LD sales were down 15%, 25% and 23%, respectively, from the comparative prior-year periods. Management believes that, although overall consumer awareness of the DVD format is still

________________________________________________________________________________
Image Entertainment, Inc.                                                     25
low, both the LD retailer and many LD consumers are embracing the DVD format. Management believes that DVD's negative impact on LD is permanent. Management further believes DVD will eventually, over time, be the successor to LD.

     FOURTH QUARTER CHARGES ASSOCIATED WITH WRITE-DOWN OF CARRYING VALUE OF LD
     -------------------------------------------------------------------------
     INVENTORY AND ESTIMATED LOSSES ON LD LICENSE AND DISTRIBUTION AGREEMENTS.
     ------------------------------------------------------------------------

     As discussed in the Company's Form 10-K for fiscal 1997, management has been making an on-going quarterly assessment of the impact of DVD's growth on the LD market and the adequacy of the Company's reserves against LD inventory and LD royalty advances. During the period from early March through June of 1998, management's assessment identified that several LD related trends were developing more rapidly than had previously been anticipated. The most significant of these trends involved the greater than expected decline in LD software sales during the Company's fourth quarter ended March 31, 1998 and the diminishing support of LDs by the Chain Stores. These rapidly developing trends have, in management's estimation, had a greater than previously expected impact on the recoverability of the Company's LD inventory and unrecouped royalty advances.

     Accordingly, the Company recorded pretax noncash charges during the fourth quarter ended March 31, 1998 of $6,263,000 to reduce the carrying value of its LD inventory to its estimated net realizable value and $4,246,000 to provide for estimated losses on LD license and exclusive distribution agreements. During the fiscal year ended March 31, 1998, the Company recorded provisions for slow-moving LD inventory and for estimated losses on LD license and exclusive distribution agreements totaling approximately $8,133,000 and $4,246,000, respectively. If the aforementioned trends accelerate beyond management's current estimates, the Company may be required to record additional charges in the future related to the recoverability of LD related assets.

     COEXISTENCE OF LD DESPITE DVD'S SUCCESS.
     ---------------------------------------

     Although the LD market is shrinking faster than management anticipated, management believes that LD and DVD will coexist for several years. LD is well established as a videophile format. With an estimated installed base of over 2 million households, the LD customer is not expected to disappear overnight. A dramatic disparity in the number of available titles on LD (over 10,000) versus DVD (over 1,000) remains. Management estimates that it will take DVD years to reach LD's breadth of title availability and there are many titles (whether popular, less popular, rare or esoteric) currently available only in the LD format. It may take years for these titles to come out on DVD (if at all). Despite declining sales and the Company's diversification into DVD programming, the Company is committed to supporting the LD format. Management believes that even those LD customers who are now also buying DVD will not rush to replace their existing LD collections with DVD versions because of LD's comparable quality. Management believes that the DVD/LD combination player currently manufactured by Pioneer Electronics will continue to attract consumers to both formats.

     FUTURE LD DISTRIBUTION STRATEGY.
     -------------------------------

     In addition to distributing through traditional retail distribution channels, the Company plans to distribute its LD inventory through alternative distribution channels, including direct-to-consumer via mail order and over the Internet, in an effort to increase sales and compensate for the reduction in LD purchases by the Chain Stores. The Company has commenced a series of direct-to-consumer sales efforts. On future direct-to-consumer sales, the Company plans to first offer the selected consumer

________________________________________________________________________________
26                                                     Image Entertainment, Inc.

sale titles to its retail customers, providing them with a window of opportunity to make purchases at prices less than those offered direct to the public. Management believes it must now support the significant installed base of LD consumers who are recently having trouble locating desired LD titles at retail in certain parts of the country. With over 9,000 different LD titles in the Company's inventory, the installed LD household base can enjoy the greatest LD selection available from one source. Management believes there remains a viable market for the still-growing library of LD programming. Although there can be no assurance, management believes that with its extensive LD selection of titles, the Company can develop a successful direct-to-consumer LD business.

CLOSURE OF SUBSIDIARY - U.S. LASER VIDEO DISTRIBUTORS, INC.

     In May 1998, the Company announced the closing of its wholly-owned subsidiary U.S. Laser Video Distributors, Inc. ("U.S. Laser"), located in New Jersey and acquired by the Company in June 1995 for $3.1 million in cash. The closure of the subsidiary and its retail store "Digitainment" is expected to be finalized by July 15, 1998. The closure follows the Company's consolidation of a majority of U.S. Laser's optical disc distribution activities. U.S. Laser's only remaining activities consisted of direct-to-consumer optical disc sales through the "Digitainment" retail store, mail order to a decreasing number of accounts and the Internet. With the decline of industry-wide LD software and hardware sales, offset in part by growing DVD software and hardware sales, the retail store was performing below expectations. The Company plans to refocus its Internet sales from its corporate office in California, where its creative services, marketing and management information systems departments reside. The closure is expected to save future corporate cash flow and boost operational efficiencies by eliminating the need to hold dual inventories to service the Company's and U.S. Laser's customers. Based upon U.S. Laser's current and projected future financial performance, the closing of U.S. Laser is estimated to save the Company approximately $1.2 million in net cash flow over the next three years.

     Further, in October 1997, U.S. Laser ceased publication of Laserviews as circulation had diminished in recent years. The Company recently signed an agreement with the publisher of Widescreen Review Magazine which will give Laserviews subscribers the opportunity to receive issues of Widescreen Review Magazine in satisfaction of their subscription.

     The operating lease for U.S. Laser's corporate offices, distribution center and retail store was to expire in September 2001. In May 1998, the Company signed a Lease Termination Agreement with U.S. Laser's landlord to early terminate the lease on July 15, 1998.

     The closure of U.S. Laser resulted in nonrecurring pretax charges of $202,000, representing fees and expenses associated with the Lease Termination Agreement and employee severance payments, and $623,000 (a noncash charge) covering the write-off of unamortized leasehold improvements and goodwill. The pretax charges total $825,000 and are included in costs of facility closure expense for the year ended March 31, 1998.

________________________________________________________________________________
Image Entertainment, Inc.                                                     27

RESULTS OF OPERATIONS

     The following table presents adjusted pretax consolidated operating income
(loss) for the Company, excluding noncash provisions for slow-moving LD inventory, estimated losses on license and exclusive distribution agreements and estimated doubtful accounts receivable and nonrecurring charges associated with the closure of the Company's subsidiary, U.S. Laser:

(In thousands)                                                Years Ended March 31,
                                                         ------------------------------
                                                            1998        1997      1996
                                                         -----------  ---------  ------
Consolidated operating income (loss), as reported           $(9,089)     $2,251  $8,160
Provision for slow-moving LD inventory                        8,133       1,964     254
Provision for estimated losses on LD license and
  exclusive distribution agreements                           4,246          --      --
Provision for estimated doubtful accounts receivable,
  net of recoveries                                            (331)      1,946     104
Costs of facility closure                                       825          --      --
                                                            -------      ------  ------
Adjusted consolidated operating income                      $ 3,784      $6,161  $8,518
                                                            =======      ======  ======

FISCAL YEAR ENDED MARCH 31, 1998 COMPARED TO FISCAL YEAR ENDED MARCH 31, 1997

     Net sales for the year ended March 31, 1998 declined 11.8% to $75,516,000 from $85,650,000 for the year ended March 31, 1997. Net sales of LD programming for fiscal 1998 declined 29.6% to $59,816,000 from $84,908,000 for fiscal 1997.
Net sales of DVD programming was $15,700,000 for fiscal 1998 versus $742,000 for fiscal 1997. Approximately $6,156,000, or 39.2%, of total fiscal 1998 DVD sales were derived from exclusively distributed or licensed product. The decline in fiscal 1998 net sales was due to the decline in LD sales, offset in part, by net sales from the Company's distribution of exclusive and nonexclusive DVD programming. Net sales from exclusive distribution of DTS encoded software (LDs and CDs) were $2,079,000 and $311,000 for fiscal 1998 and 1997, respectively.

     Cost of optical disc sales (LDs and DVDs collectively) for the year ended March 31, 1998 increased to $70,256,000, or 93.0% of net sales, from $68,427,000, or 79.9% of net sales, for fiscal 1997. The increase in cost of optical disc sales, as a percentage of net sales, for the March 1998 fiscal year over that of the March 1997 fiscal year was primarily due to the significantly increased provisions for slow-moving LD inventory and estimated losses on LD license and exclusive distribution agreements.

     The Company currently experiences a comparatively higher gross margin on sales for DVD programming than LD programming. Gross margins on nonexclusive DVD sales are comparable to that of nonexclusive LD. Gross margins on exclusive DVD sales are currently higher than on exclusive LD sales, although DVD production costs are much higher than those for LD. See paragraph below detailing amortization of production costs. Although the Company has been experiencing decreasing replication prices for its exclusive LD programming, the current DVD replication costs are typically less than half of the replication costs for LD programming. The Company expects replication costs for DVD programming to decline in the future.

     The Company's cost of optical disc sales, as a percentage of net sales, can vary period to period depending upon the sales mix of higher-margin exclusive programming and lower-margin nonexclusive programming. The sales mix of exclusive and nonexclusive optical disc programming and the cost of

________________________________________________________________________________
28                                                     Image Entertainment, Inc.

optical disc sales within each category will vary with the availability of new and catalogue exclusive and nonexclusive titles, the popularity of those titles and the Company's marketing efforts with respect to those titles. Lower-margin nonexclusive product sales (LD and DVD collectively) accounted for 24.7% of net sales in fiscal 1998 compared to 22.3% of net sales in fiscal 1997.

     Selling expenses for fiscal 1998 increased 4.0% to $4,943,000, or 6.5% of net sales, from $4,752,000, or 5.5% of net sales, for fiscal 1997. Fiscal 1998's increase, as a percentage of net sales, was primarily due to higher personnel and distribution costs associated with DVD and DTS distribution and higher freight costs due to increased freight rates over the prior year.

     General and administrative expenses for fiscal 1998 decreased 31.9% to $4,841,000, or 6.4% of net sales, from $7,108,000, or 8.3% of net sales, for fiscal 1997. Fiscal 1997 includes a $1,946,000 provision for estimated doubtful accounts receivable related to the then distressed condition of the retail entertainment software market. Exclusive of the fiscal 1997 charge, general and administrative expenses for fiscal 1998 decreased 6.2% to $4,841,000, or 6.4% of net sales, from $5,162,000, or 6.0% of net sales, for fiscal 1997. The fiscal 1998 decrease in absolute dollars is primarily due to net recoveries of previously provided for doubtful accounts receivable from certain customers and lower overhead for U.S. Laser resulting from the consolidation of certain administrative support, offset in part by severance payments to former principals of U.S. Laser and higher professional fees for fiscal 1998 versus fiscal 1997. The employment of U.S. Laser's former principals ended in December 1997 as part of the Company's consolidation of a majority of U.S. Laser's distribution activities.

     Costs of facility closure for fiscal 1998 consists of a nonrecurring charge of $825,000 associated with the aforementioned closure of U.S. Laser. See "Closure of Subsidiary -- U.S. Laser Video Distributors, Inc." above.

     Amortization of production costs for fiscal 1998 increased 20.2% to $3,740,000, or 5.0% of net sales, from $3,112,000, or 3.6% of net sales, for fiscal 1997. The increase is primarily attributable to costs associated with the incremental production of exclusive DVD titles as well as the higher overhead in the Company's creative services and production departments necessary to produce the greater volume of titles. Certain costs of DVD production are higher than that of LD due to the complexity and intricacy of the required processes for DVD. Costs associated with authoring, compressing and mastering an exclusive DVD title can be 5 times as much as the cost of mastering an exclusive LD title. The cost of DVD authoring and compression varies depending on the number of features, complexity and intricacy of those features and the extent of ancillary materials included. Costs to master and produce a LD title vary depending on the number of sides containing LD programming as well as the complexity of ancillary materials included. Amortization of production costs will vary based upon the mix, timing and number of exclusive DVD and LD titles placed into production.

     Interest expense for fiscal 1998 increased 59.5% to $662,000, or 0.9% of net sales, from $415,000, or 0.5% of net sales, for fiscal 1997. The increase is attributable to higher average debt levels during fiscal 1998.

     Interest income for fiscal 1998 decreased 48.9% to $118,000, or 0.2% of net sales, from $231,000, or 0.3% of net sales, for fiscal 1997. The Company had less cash invested during fiscal 1998 than 1997. Further, interest income for fiscal 1997 included interest income on notes receivable from LEI Partners L.P., who defaulted on the notes in November 1996.

________________________________________________________________________________
Image Entertainment, Inc.                                                    29

     Other expense for fiscal 1997 consists of a nonrecurring charge of $662,000, composed primarily of professional fees, relating to the terminated acquisition of Essex Entertainment, Inc., a privately-held independent music company headquartered in New Jersey.

     The extraordinary charge of $127,000, net of taxes of $56,000, for fiscal 1997 was associated with the early retirement of debt. In December 1996, the Company refinanced its $15 million revolving credit facility with Foothill Capital Corporation with a facility from Union Bank of California, N.A. ("Union Bank"). The charge related to a prepayment penalty paid and amortization of deferred financing costs accelerated as a result of the early retirement ($40,000 represents noncash charges).

     The Company recorded a net income tax benefit of $52,000 in fiscal 1998, representing a carry back to fiscal 1997 of a portion of the net operating loss generated in fiscal 1998. In fiscal 1998, a valuation allowance has been recorded against the deferred tax asset created by the fiscal 1998 net operating loss for book and tax purposes. The effective income tax rate of 30.8% for fiscal 1997 is lower than the statutory rate due to utilization of net operating loss carryforwards for federal income tax purposes.

     For fiscal 1998, the Company recorded a net loss of $9,581,000, or $.71 per basic and diluted share, as compared to net income of $845,000, or $.06 per basic and diluted share for fiscal 1997.

FISCAL YEAR ENDED MARCH 31, 1997 COMPARED TO FISCAL YEAR ENDED MARCH 31, 1996

     Net sales for fiscal 1997 decreased 9.9% to $85,650,000 from $95,086,000 for fiscal 1996. For fiscal 1997, the Company experienced weaker net sales of catalogue titles (previously released LD titles) and, to a lesser extent, weaker net sales of new LD releases compared to fiscal 1996. Management believes this to be primarily a result of the distressed condition of the retail entertainment software market and uncertainty in the LD marketplace caused by the March 1997 introduction of the DVD format. The Company's net sales of DVD titles, all on a nonexclusive basis, from DVD's March 24, 1997 introduction date through the fiscal year ended March 31, 1997 totaled $742,000.

     Late in calendar 1995, the dedicated entertainment software retail sector entered a period of declining sales growth and deteriorating profitability. Management believes that several factors contributed to this trend including, most significantly, a general softness in consumer demand for music product, over expansion in the number of retail outlets and the competitive impact of mass merchants (such as Wal-Mart) and other discounters (such as Best Buy) on the dedicated entertainment software retailers. This economic slump accelerated throughout calendar 1996 and continued in calendar 1997 as many of the larger dedicated entertainment software retailers reported worsening financial results, store closing programs, violations of bank financing covenants and constrained cash positions. As a result, throughout calendar 1996 and early calendar 1997, the Company took steps to mitigate its exposure to bad debts and product returns from troubled retailers, such as exercising more discretion over product shipments and carefully monitoring accounts receivable status. In August 1996, Camelot Music, a then-large customer of the Company, filed Chapter 11 bankruptcy and, in February 1997, Musicland, the Company's then-largest customer, indefinitely suspended payments on outstanding amounts owing to its trade vendors. Additionally, Alliance Entertainment Corp., the Company's then-second largest customer, was experiencing financial difficulties and ultimately filed Chapter 11 bankruptcy in July 1997. See Item 7. "Liquidity and Capital Resources -- Current Status of Liquidity

________________________________________________________________________________
30                                                     Image Entertainment, Inc.

Constraints Identified in Fiscal 1997 and Results of Management's 1997 Action Plan" and "Summary and Outlook --Improving Financial Condition of the Retail Entertainment Software Market."

     Cost of optical disc sales (LDs and DVDs collectively) for fiscal 1997 decreased to $68,427,000, or 79.9% of net sales, from $74,387,000, or 78.2% of net sales, for fiscal 1996. The fiscal 1997 increase in cost of optical disc sales, as a percentage of net sales, is primarily attributable to an increased provision for slow-moving LD inventory in response to the continued uncertainty in the LD market caused by the introduction of DVD as well as the distressed condition of the retail entertainment software market and a shift in sales mix toward lower-margin nonexclusive wholesale distribution product. The Company increased its provision for slow-moving LD inventory to $1,964,000 in fiscal 1997 versus $254,000 in fiscal 1996. The increase in cost of optical disc sales, as a percentage of net sales, for fiscal 1997 was offset, in part, by manufacturing cost savings, realized on LDs manufactured in Japan, resulting from the comparative strength of the U.S. Dollar against the Japanese Yen.

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

     Selling expenses increased 4.9% to $4,752,000, or 5.5% of net sales, for fiscal 1997 from $4,531,000, or 4.8% of net sales, for fiscal 1996. This increase resulted primarily from increased trade and media advertising of exclusive titles. The increase in selling expenses for fiscal 1997 was offset, in part, by reduced selling expenses for U.S. Laser for the twelve months of fiscal 1997 versus the ten months in fiscal 1996.

     General and administrative expenses for fiscal 1997 increased 38.7% to $7,108,000, or 8.3% of net sales, from $5,124,000, or 5.4% of net sales, for fiscal 1996. This increase resulted primarily from a significant increase in the provision for estimated doubtful accounts receivable. The provision for estimated doubtful accounts receivable was $1,946,000 for fiscal 1997 versus $104,000 for fiscal 1996. The significant increase in the provision for estimated doubtful accounts receivable was due to the August 1996 Chapter 11 bankruptcy filing of Camelot Music, the February 1997 suspension by Musicland of $2.7 million in payments owing to the Company, and the overall distressed condition of the retail entertainment software market. Additionally, contributing to increased general and administrative expenses for fiscal 1997 were a full twelve months of U.S. Laser's general and administrative expenses in fiscal 1997 versus ten months in fiscal 1996, expenses related to U.S. Laser's new retail concept store "Digitainment," which opened in October 1996 and higher insurance costs for increased coverage, all of which were offset, in part, by significantly reduced performance-based executive bonuses.

     Amortization of production costs for fiscal 1997 increased 7.9% to $3,112,000, or 3.6% of net sales, from $2,884,000, or 3.0% of net sales, for fiscal 1996. The increase results from more exclusive LD titles being placed into production and the higher overhead in the Company's creative services and production departments necessary to produce the greater volume of exclusive titles.

     Interest expense for fiscal 1997 increased 167.7% to $415,000 from $155,000 for fiscal 1996 due to higher average borrowings outstanding during fiscal 1997. Interest income for fiscal 1997 decreased 31.4% to $231,000 from $337,000 for fiscal 1996 due to lower average cash balances during

________________________________________________________________________________
Image Entertainment, Inc.                                                     31
fiscal 1997. The Company used available cash and borrowings under its revolving credit facility to purchase 17.2 acres of unimproved property in Las Vegas, Nevada, pay advance royalties and certain inventory purchase and license fee obligations under new exclusive LD output license and distribution agreements, and repurchase common stock under the Company's stock repurchase program.

     Other expense consists of a nonrecurring charge of $662,000 composed primarily of professional fees relating to the terminated acquisition of Essex Entertainment, Inc.

     During fiscal 1997, the Company recorded an extraordinary charge of $127,000, net of related taxes of $56,000, associated with the early retirement of debt. In December 1996, the Company refinanced its $15 million revolving credit and term loan facility with Foothill Capital Corporation with a revolving credit facility from Union Bank. The charge related to a prepayment penalty and amortization of deferred financing costs which were accelerated as a result of the early retirement ($40,000 represents noncash charges).

     The effective income tax rate for fiscal 1997 was approximately 30.8% versus approximately 8.9% for fiscal 1996. Net operating loss carryforwards for Federal and state tax purposes were utilized to offset taxable income for fiscal 1996. The net operating loss carryforward for state tax purposes was fully utilized during fiscal 1996 and the net operating loss carryforward for Federal tax purposes was fully utilized in fiscal 1997, leading to a higher effective income tax rate for Federal and state tax purposes for fiscal 1997.

     Net income for fiscal 1997 decreased 88.9% to $845,000, or $.06 per basic and diluted share, from $7,599,000, or $.56 and $.51 per basic and diluted share, respectively, for fiscal 1996.

ACCOUNTING POLICIES

     The Company's earnings are significantly affected by accounting policies required for the entertainment industry. The costs to produce licensed optical disc programming (the "Production Costs") are capitalized as incurred. Pursuant to the income forecast method, as discussed in Financial Accounting Standards Board Statement No. 53, a percentage of the Production Costs is charged to expense each month based upon (i) a projected revenue stream resulting from distribution of new and previously released optical disc programming related to the Production Costs and (ii) management's estimate of the ultimate net realizable value of the Production Costs. Production Costs include the cost of converting film prints or tapes into the optical disc format, which includes mastering and ancillary material production charges for LD and authoring and compression, replica sample, set up charges and ancillary material production for DVD, and packaging artwork costs and the overhead of the Company's creative services and production departments. Estimates of future revenues are reviewed periodically and amortization of Production Costs is adjusted accordingly. If estimated future revenues are not sufficient to recover the unamortized balance of Production Costs, such costs are reduced to estimated net realizable value.

     Royalty and distribution fee advances represent fixed minimum payments made to licensors and program suppliers for exclusive optical disc programming distribution rights. A program supplier's share of program distribution revenues is retained by the Company until the share equals the advance(s) paid to the program supplier. Thereafter, any excess is paid to the program supplier. In the event of an excess, the Company records, as a cost of optical disc sales, an amount equal to the program supplier's share of the net distribution revenues. Royalty and distribution fee advances are charged to operations

________________________________________________________________________________
32                                                     Image Entertainment, Inc.

as revenues are earned, and are stated at the lower of unamortized cost or estimated net realizable value on an individual-title or license-agreement basis.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128 ("SFAS No. 128") "Earnings per Share." This statement requires companies to replace the presentation of primary earnings per share ("EPS") with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the statements of operations and a reconciliation of the basic EPS computation to the diluted EPS computation. All prior EPS data has been restated to conform with the provisions of SFAS No. 128. See Note 4 to the Consolidated Financial Statements for the reconciliation.

     In June 1997, Statement of Financial Accounting Standards No. 130 ("SFAS No. 130") "Reporting Comprehensive Income" was issued. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. The Company will adopt SFAS No. 130 in its fiscal year ending March 31, 1999. Currently, the Company expects that SFAS No. 130 will not have a significant impact on the Company's reporting and disclosures.

     In June 1997, Statement of Financial Accounting Standards No. 131 ("SFAS No. 131") "Disclosure about Segments of an Enterprise and Related Information" was issued. SFAS No. 131 requires that public business enterprises report certain information about operating segments in complete sets of financial statements of the enterprise and in condensed financial statements of interim periods issued to shareholders. It also requires that public business enterprises report certain information about their products and services, the geographic areas in which they operate, and their major customers. SFAS No. 131 is effective for annual periods beginning after December 15, 1997 and interim periods in the second year of application. The Company will adopt SFAS No. 131 in its fiscal year ending March 31, 1999. Currently, the Company expects that SFAS No. 131 will not have a significant impact on the Company's reporting and disclosures.

IMPACT OF YEAR 2000

     The Company is aware of the complexity and the significance of the "Year 2000" issue. The Company utilizes information systems throughout its business to effectively carry out its day-to-day operations. The Company is in the process of assuring that its systems are capable of recognizing and processing information properly as the year 2000 approaches. The Company has completed a preliminary assessment of its Year 2000 compliance and is currently correcting, upgrading or replacing those systems that are not Year 2000 compliant. The Company believes that it will be able to modify or replace its affected systems in time to avoid any interruptions in its operations. The Company does not anticipate that costs associated with this project will have a material impact on the Company's financial position or results of operations in future periods.

     The Company will gather information concerning the Year 2000 compliance status of its suppliers. In the event that any of the Company's significant suppliers do not successfully or timely achieve Year 2000 compliance, the Company's business or operations may be adversely affected.

________________________________________________________________________________
Image Entertainment, Inc.                                                     33

INFLATION

     Management believes that inflation is not a material factor in the operation of the Company's business at this time.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital requirements vary primarily with the level of its licensing, production and distribution activities. The principal recurring uses of working capital in operations are for program licensing costs (i.e., royalty payments, including advances, to program suppliers), distribution fee advances, manufacturing and production costs, costs of acquiring finished product for wholesale distribution and selling, general and administrative expenses. Working capital has historically been provided by cash flows from operations, private sales of common stock, notes representing long-term debt and bank borrowings. For the fiscal year ended March 31, 1998, operating activities provided cash and cash equivalents of $516,000, investing activities used cash and cash equivalents of $384,000 and financing activities used cash and cash equivalents of $207,000, resulting in a net decrease in cash and cash equivalents of $75,000.

     SOURCES AND USES OF WORKING CAPITAL -- FISCAL 1998 AND 1997.
     -----------------------------------------------------------

     For fiscal 1998, the Company's net cash provided from operating activities was $516,000 as compared to net cash used by operating activities of $2,571,000 for fiscal 1997. The increase in cash provided for fiscal 1998 was due in part to significantly less expenditures in fiscal 1998 for LD inventory and LD royalty/distribution advances. During fiscal 1997, the Company made significant payments for royalty and distribution advances and contractual LD inventory purchases under exclusive LD license and distribution agreements. The Company's accounts receivables at March 31, 1998 dropped considerably from those at March 31, 1997, resulting from fiscal 1998's reduced fourth quarter net sales compared to fiscal 1997. Additionally in fiscal 1998, the Company increased its DVD inventory and advance royalty/distribution fee expenditures, increased its DVD related production cost expenditures and significantly paid down its accounts payable, accrued royalties and liabilities balances as compared to fiscal 1997.

     For fiscal 1998, the Company's net cash used by investing activities decreased to $384,000 from $6,234,000 for fiscal 1997. Excluding construction and equipment loan funding for the Company's Nevada warehouse and distribution facility, the Company had significantly less capital expenditures during fiscal 1998 as compared to fiscal 1997. During fiscal 1997, the Company purchased 17.2 acres of unimproved real property in Las Vegas, Nevada for $4,319,000 in cash and a note payable. See Item 2 "Properties" and "Las Vegas Warehouse and Distribution Facility and Adjacent Land" below.

     For fiscal 1998, the Company's net cash used by financing activities was $207,000 compared to net cash provided by financing activities of $5,229,000 in fiscal 1997. In fiscal 1998, the Company received long-term financing from Image Investors Co. and short-term financing from Pioneer Citizens bank. See "Financing Activities" below. With funding from those financings, the Company repaid Nevada land related short-term debt and paid down the Company's revolving credit facility with Union Bank. In fiscal 1997, the Company had net borrowings under its revolving credit facility and made significant expenditures to purchase its stock under its stock buy-back program. In fiscal 1997, the Company purchased 757,700 shares of its common stock for $3,529,000 as part of its January 1995 Board of Directors authorized stock buyback program. From January 1995 through March 31, 1997,

________________________________________________________________________________
34                                                     Image Entertainment, Inc.

the Company purchased 1,665,800 shares of its common stock for $9,785,000 (at an average price of $5.87 per share).

     CURRENT STATUS OF LIQUIDITY CONSTRAINTS IDENTIFIED IN FISCAL 1997 AND
     ---------------------------------------------------------------------
RESULTS OF MANAGEMENT'S 1997 ACTION PLAN.
----------------------------------------

     In the Company's Form 10-K for fiscal 1997, the Company disclosed that certain significant developments during the second half of fiscal 1997 and the first quarter of fiscal 1998 caused management to grow concerned that the Company's then-current sources of working capital may have been insufficient to fund working capital requirements in fiscal 1998 unless certain discretionary licensing and capital investment programs were curtailed and additional sources of working capital were secured. The significant developments included: (i) the February 1997 suspension of $2.7 million in accounts receivable due from Musicland (the Company's then-largest customer); (ii) the July 1997 Chapter 11 bankruptcy filing by Alliance Entertainment Corp. (the Company's then-second largest customer); (iii) the then-unsuccessful efforts to sell the front 8.8 acres of its Nevada land; (iv) the ongoing adverse impact of DVD on LD sales; and (v) the increased cash requirements to exclusively license DVD programming.

     Management's 1997 Action Plan.
     -----------------------------

     In response to the aforementioned significant developments and the related liquidity concerns during fiscal 1998, management developed an action plan in June 1997 ("1997 Action Plan"). The 1997 Action Plan principally involved: (i) reducing or suspending certain discretionary expenditures such as suspending the Company's stock buy-back program, reducing or eliminating, when possible, up-front payments for advance royalties, distribution fees and contractual inventory purchases on new exclusive license and distribution agreements, increasing levels of trade vendor support and deferring construction of a proposed warehouse and distribution facility in Las Vegas, Nevada; and (ii) seeking additional working capital through such sources as debt and/or equity financing, monetizing a portion of the delinquent Musicland and Camelot Music receivables, selling the front 8.8 acres of its Nevada land and generating revenues from exclusive DVD distribution.

     Results of Management's 1997 Action Plan.
     ----------------------------------------

     During fiscal 1998, the Company implemented its 1997 Action Plan. The Company has indefinitely suspended its stock buy-back program (except in respect to rights to tender shares in payment of the exercise price under outstanding employee stock options), worked with its vendors for more favorable payment terms, reduced or eliminated, when possible, up-front payments for advance royalties, distribution fees and contractual inventory purchases on new exclusive LD license and distribution agreements and deferred construction on its warehouse and distribution facility in Las Vegas, Nevada (until December
1997). In furtherance of its 1997 Action Plan, management took the following steps:

     . During fiscal 1998, the Company began its transition into exclusive and nonexclusive DVD distribution. See Item 7. "General."

     . In July 1997, the Company entered into assignment agreements with third-party investors whereby the Company assigned its right, title and interest in and to approximately $2.7 million in accounts receivable due from Musicland and Camelot

________________________________________________________________________________
Image Entertainment, Inc.                                                     35

          Music. The receivables were irrevocably assigned without recourse as to the economic risk of Musicland's or Camelot Music's ultimate inability to pay. The third-party investors purchased the receivables for cash at certain discounts. Musicland ultimately fully repaid all of its suppliers by December 1997 including the third party investors who purchased the delinquent receivables from the Company. See "Summary and Outlook --Improving Financial Condition of the Retail Entertainment Software Market."

     . In July 1997, the Company borrowed $1,350,000 from Pioneer Citizens Bank in Nevada. See Item 7. "Liquidity and Capital Resources -- Financing Activities -- Note Payable to Bank."

     . In September 1997, the Company entered into a convertible debt agreement to borrow $5 million from a principal stockholder of the Company. See Item 7. "Liquidity and Capital Resources -- Financing Activities --Convertible Subordinated Note Payable."

     . In May 1998, the Company announced the closure of its subsidiary, U.S. Laser. See Item 7. "Closure of Subsidiary -- U.S. Laser Video Distributors, Inc."

     . In May 1998, the Company entered into an Agreement for Purchase and Sale relating to the 8.8 acres of its Nevada land. See "Financing Activities-- Las Vegas Warehouse and Distribution Facility and Adjacent Land -- Sale of Adjacent Land" below.

     Management believes that its 1997 Action Plan has successfully alleviated the Company's short-term liquidity constraints and management further believes that its internal and external sources of funding are adequate to meet anticipated needs for fiscal 1999; however, certain elements of the 1997 Action Plan may be continued or reintroduced depending on future cash flow constraints. Specifically, the Company intends to maintain its current suspension of its stock buyback program (except as noted above). The Company continues to seek investment opportunities in growth oriented companies which would be complementary to the Company's existing operations, such as propriety content production or entertainment software distribution businesses. The Company will seek acquisition financing should suitable investment opportunities arise.

     FINANCING ACTIVITIES.
     --------------------

          Revolving Credit Facility.  In December 1996, the Company entered into
          -------------------------
a Loan Agreement ("the Agreement") with Union Bank. The latest amendment to the Agreement was on June 18, 1998 in response to the Company's recorded net loss for the fiscal year ended March 31, 1998. The Agreement provides for revolving advances and the issuances of standby letters of credit under a $10 million (reduced from $15 million) revolving credit facility which expires June 30, 1999 (maturity shortened from December 31, 1999). Borrowings under the Agreement are at the bank's prime rate plus .50% (increased .25% from the prime rate plus
 .25%) (9.00% at March 31, 1998). The Agreement provides the Company the option of borrowing for fixed periods at the London Interbank Offered Rate ("LIBOR") plus 3.0% (increased .50% from LIBOR plus 2.5%) (8.71% at March 31, 1998).

Borrowings under the Agreement are secured by substantially all of the Company's assets located in California and New Jersey. At March 31, 1998, $2,315,000 in borrowings were outstanding under the Agreement, all of which was borrowed under the prime rate plus .25% option (amended in June 1998

________________________________________________________________________________
36                                                     Image Entertainment, Inc.

to the prime rate plus .50%). Funds available for borrowing may not exceed the borrowing base specified in the Agreement, as amended. The June 18, 1998 amendment, modified the Company's borrowing base by eliminating the Company's ability to borrow on its eligible nonexclusive optical disc inventory. Prior to the amendment, the Company was able to borrow on 45% of its eligible nonexclusive optical disc inventory subject to certain limits. This borrowing base modification reduced the amount of the Company's additional borrowing availability at March 31, 1998 from $5,452,000 to $3,819,000, net of amounts utilized for outstanding standby letters of credit. At June 18, 1998, the Company had $154,000 in borrowings outstanding under the Agreement and approximately $4,175,000, net of amounts utilized for outstanding standby letters of credit, available for borrowing.

The Agreement imposes restrictions on such items as encumbrances and liens, payment of dividends, other borrowings, stock repurchases and capital expenditures. The Agreement requires the Company to comply with certain financial and operating covenants. At March 31, 1998, the Company was in compliance with the financial and operating covenants or has received waivers of noncompliance from Union Bank. The June 18, 1998 amendment amended certain financial covenants on a prospective basis, including the two consecutive quarter net income measurement and tangible net worth covenants.

At March 31, 1998, the Company had $2.3 million of outstanding standby letters of credit issued by Union Bank which expire on November 15, 1998. These letters of credit secure balances due to program suppliers.

          Construction Credit Facility.  In March 1997, the Company entered into
          ----------------------------
a Business Loan Agreement (the "Loan Agreement") with Bank of America National Trust and Savings Association in Nevada for the purpose of financing the construction of the Nevada warehouse and distribution facility. See "Las Vegas Warehouse and Distribution Facility and Adjacent Land" below. The Loan Agreement, as amended, provides for a construction line of credit (the "Construction Line") through September 30, 1998. The maximum available under the line ( the "Maximum Commitment") is $3,434,000. Interest under the Construction Line is at the bank's prime rate plus 1.25% (9.75% at March 31, 1998). At March 31, 1998, there were $1,619,000 in borrowings outstanding under the Construction Line. The Loan Agreement provides for the Construction Line to convert to a revolving line of credit (the "Revolving Line") on September 30, 1998.

Under the Revolving Line, the Company may repay and reborrow principal amounts provided the Revolving Line does not exceed the Maximum Commitment, which shall be reduced quarterly beginning December 31, 1998 by $43,000. The Revolving Line is available from October 1, 1998 through its maturity date of January 31, 2008. The Loan Agreement provides the Company the option, under the Revolving Line, to borrow at the bank's prime rate plus 1.25% or for fixed periods at LIBOR plus either 2.25% or 2.65% depending on the level of the Company's debt service coverage ratio, as defined in the Loan Agreement.

Borrowings under the Loan Agreement are secured by a deed of trust on the approximate 8.4 acres of land in Las Vegas, Nevada on which the Company is constructing a new warehouse and distribution facility, as well as any of the Company's personal property located in Nevada, excluding inventory held for sale. The Loan Agreement contains cross-default provisions to other borrowing agreements and imposes restrictions on such items as payment of dividends and stock repurchases. The Loan Agreement requires the Company to comply with certain quarterly financial and operating covenants.

________________________________________________________________________________
Image Entertainment, Inc.                                                     37

At March 31, 1998, the Company was in compliance with the financial and operating covenants or has received waivers of noncompliance from the bank.

          Distribution Equipment Lease Facility.  In March 1997, the Company
          -------------------------------------
entered into a Lease Intended As Security Agreement (the "Lease") with BankAmerica Leasing & Capital Corporation. The Lease, as amended, provides the Company the ability to lease a substantial portion of the warehouse and distribution system equipment to be constructed and utilized in the Company's warehouse and distribution facility in Las Vegas, Nevada. The maximum amount available under the Lease is $2.5 million. The aggregate amount of installation, transportation, applicable taxes, software costs or licensing fees with respect to the aggregate borrowings under the lease may not exceed 20%.
The Lease provides for advances for the purchase of equipment prior to its delivery date (the "Advance Rent Period") which cannot extend past September 30, 1998. Interest during the Advance Rent Period is at the three-month LIBOR plus 2.5% (8.12% - 8.18% at March 31, 1998). There were $526,000 in borrowings outstanding under the Lease at March 31, 1998.

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

Borrowings under the Lease are secured by the underlying equipment leased. The Lease contains cross-default provisions with other borrowing agreements, early termination charges and a $1.5 million minimum utilization requirement. The Lease requires the Company to meet the same quarterly financial and operating covenants contained in the Loan Agreement with Bank of America National Trust and Savings Association above. At March 31, 1998, the Company was in compliance with the financial and operating covenants or has received waivers of noncompliance from the bank.

          Convertible Subordinated Note Payable.  The Company entered into a
          -------------------------------------
credit agreement (the "Credit Agreement") with Image Investors Co. ("IIC"), a principal stockholder of the Company owned and controlled by John W. Kluge and Stuart Subotnick, dated as of September 29, 1997, pursuant to which the Company borrowed $5 million from IIC, with interest payable quarterly at 8% per annum, and principal due in five years. The loan is unsecured and subordinated to any obligations to Union Bank and is convertible into the Company's common stock at any time during the term at a conversion price of $3.625 per share, the closing price of the Company's common stock on September 29, 1997. Proceeds from the loan were used to pay down the Company's outstanding balance under its revolving credit facility with Union Bank.

          Note Payable to Bank.  In July 1997, the Company borrowed $1,350,000
          --------------------
under a Business Loan Agreement (the "Business Loan Agreement") with Pioneer Citizens Bank in Nevada. The Business Loan Agreement, as amended in February 1998, bears interest at prime plus 1.75% (10.25% at March 31, 1998), matures on August 1, 1998 and is secured by a deed of trust on the approximately 8.8 acres of land adjacent to the Company's 8.4 acre warehouse and distribution facility construction site in Las Vegas, Nevada.

________________________________________________________________________________
38                                                     Image Entertainment, Inc.

     OTHER OBLIGATIONS.
     -----------------

     At March 31, 1998, the Company had future license obligations for royalty advances, minimum guarantees and other fees of $6,740,000 due during fiscal 1999, $1,453,000 due during fiscal 2000 and $120,000 due during fiscal 2001. These advances and guarantees are recoupable against royalties earned by the licensors and program suppliers, respectively. Depending upon the competition for license and exclusive distribution rights, the Company may have to pay increased advances, guarantees and/or royalty rates in order to acquire or retain such rights in the future.

     EXPIRATION OF LICENSE AGREEMENT FOR DISTRIBUTION OF MGM LD PROGRAMMING.
     ----------------------------------------------------------------------

     The Company has decided not to extend, for an additional three years, its May 1996 exclusive LD output license and distribution agreement for the exclusive distribution of MGM programming on LD through the year 2001. The agreement's initial term was for 2 years with a sell-off period. A 3-year extension required the Company to put up a substantial standby letter of credit and to pay an additional royalty advance of approximately $10 million. Given DVD's adverse effect on LD sales, including the fact that MGM is generally releasing their new release DVD programming day-and-date with the VHS and LD versions of the same program, it was not cost beneficial for the Company to extend the agreement (the agreement was negotiated almost a year prior to DVD's introduction). The Company plans to negotiate an extension of certain elements of the agreement with MGM on terms more favorable to the Company that take the current state of the LD marketplace into account; however, there is can be no assurance that the Company will be successful in any such negotiations.

     LAS VEGAS WAREHOUSE AND DISTRIBUTION FACILITY AND ADJACENT LAND.
     ---------------------------------------------------------------

     In December 1997, the Company began construction of a 76,000 square foot warehouse and automated distribution facility on approximately 8.4 acres of the Company's real property adjacent to McCarren International Airport in Las Vegas, Nevada. The Company expects the facility to be operational by September 1998.

          Sale of Adjacent Land.  In May 1998, the Company entered into an
          ---------------------
Agreement for Purchase and Sale (the "Sale Agreement") with Jackson-Shaw Company, a Texas corporation (the "Buyer"), for the sale of the Company's approximately 8.8 acres of unimproved real property located in Las Vegas, Nevada. The ultimate purchase price of the property is $3,100,000 with $1,550,000 allocated to the first half of the property ("Parcel A") and $1,550,000 allocated to the second half of the property ("Parcel B").

The Company has entered escrow on Parcel A. The close of escrow and ultimate sale of Parcel A is subject to a 75 day feasibility period and delivery of acceptable title. The escrow period expires August 31, 1998. Upon the successful close of Parcel A's escrow, the Buyer will receive an option to purchase Parcel B from the Company upon delivery of a non-refundable payment of $50,000. The Buyer has until December 31, 1998, to notify the Company of its intent to exercise its option. Should the Company receive this notice, the escrow on Parcel B is limited to 60 days from the date of notice by Buyer. The escrow on Parcel B can be extended by Buyer to June 30, 1999 upon the non-refundable payment of another $75,000. All non-refundable payments will be applied to the purchase price of Parcel B upon the successful closing of escrow on Parcel B.

________________________________________________________________________________
Image Entertainment, Inc.                                                     39

There can be no assurance that one or both escrows will close and that the ultimate sale of one or both parcels will occur.

SUMMARY AND OUTLOOK

     Management believes the Company's long-term operating cash flow and liquidity will depend upon the success and extent of the Company's licensing and distribution of DVD software, the viability of the LD marketplace and the Company's ability to reach the installed LD household base through alternative distribution channels.

     To a lesser extent, future operating cash flow may be positively affected by the success and extent of the Company's exclusive distribution of complimentary entertainment programming in other video/audio formats.

     IMPROVING FINANCIAL CONDITION OF THE RETAIL ENTERTAINMENT SOFTWARE MARKET.
     -------------------------------------------------------------------------

     During the past nine months, the dedicated retail entertainment software market in which several of the Company's largest customers operate, appears to be experiencing improving financial performance relative to the three-year period ended mid-calendar 1997. Certain major entertainment software retailers continue to report improved same-store sales, overall sales, and cash flow improvement during the 1997 holiday season and the first quarter of calendar 1998 versus the comparable 1996 and 1997 periods. Cyclical improvement in the music industry, highlighted by certain successful major artists releases, combined with continued growth in video sales drove improved financial performance in the 1997 holiday season and the first quarter of calendar 1998. Additionally, major entertainment software retailers have recently implemented certain operating strategies which are having a positive effect on their financial performance. Management is guardedly optimistic that this positive trend will continue.

     Management believes that recent contraction in excess numbers of retail stores, cyclical improvement in the music industry, anticipated improvements in target demographics for entertainment software and continued development of more effective retailing strategies should have a positive effect on the entertainment software retailing sector in the long-term. For a discussion on the current buying habits of the Chain Stores, see Item 7. "General -- DVD's Continued Negative Impact on LD Sales."

     EXCLUSIVE DISTRIBUTION OF DTS ENCODED SOFTWARE.
     ----------------------------------------------

     In September 1997, the Company entered into a three-year agreement with Digital Theater Systems, Inc., for the exclusive distribution of CDs encoded in the DTS Digital Surround ("DTS") multichannel audio format that delivers six channels (5.1) of master-quality, 20-bit audio.

     In December 1997, the Company entered into a three-year agreement with Miller Nevada, Ltd., Inc. ("Miller") for the exclusive distribution of all of Miller's DTS encoded CDs. Miller releases third party music programming encoded with DTS sound under the "HDS" label.

     DTS distribution is a complement to the Company's existing DVD and LD licensing and distribution activities and affords the Company an opportunity to diversify its core exclusive distribution business. Although the Company continues to market and sell DTS encoded LDs and may release DVDs

________________________________________________________________________________
40                                                     Image Entertainment, Inc.

encoded in DTS, the Company believes that the largest potential for DTS software growth is in DTS encoded CDs. The Company began its exclusive sale of DTS/CDs in January 1998.

     Software encoded with DTS multichannel audio can only be played in DTS when processed through a DTS decoder. To date, several high-end audio component producers have brought decoders to the market. As a relatively new technology, the DTS enabled hardware has been priced beyond the price range of most consumers. Several mainstream audio hardware manufacturers have announced plans to introduce or have introduced DTS enabled hardware in calendar 1998. This hardware will decode DTS multichannel audio from all types of DTS encoded software (LD, CD and DVD). As a result, the Company believes that prices for DTS enabled hardware with the ability to decode all DTS multichannel audio platforms will decline in the future.

     EXCLUSIVE DISTRIBUTION OF NICHE ENTERTAINMENT PROGRAMMING ON VHS.
     ----------------------------------------------------------------

     During fiscal 1998, as a compliment to the Company's existing DVD, LD and DTS licensing and distribution activities, the Company has begun licensing certain niche entertainment programming on VHS for exclusive distribution through expanded distribution channels. When practicable, the Company plans to continue to acquire exclusive VHS distribution rights when offered as part of a bundle of rights (e.g., DVD, LD and VHS). Net sales from distribution of VHS programming during fiscal 1998 were not material.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
         ----------------------------------------------------------

      Not applicable.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
          -------------------------------------------

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                     PAGE
Independent Auditors' Report.........................................................  42

Consolidated Balance Sheets at March 31, 1998 and 1997...............................  43

Consolidated Statements of Operations for the years ended March 31, 1998, 1997 and 1996.............................................................................  45

Consolidated Statements of Shareholders' Equity for the years ended March 31, 1998,
1997 and 1996........................................................................  46

Consolidated Statements of Cash Flows for the years ended March 31, 1998, 1997 and 1996.............................................................................  47

Notes to Consolidated Financial Statements...........................................  50

Schedule II - Valuation and Qualifying Accounts for the years ended March 31, 1998,
1997 and 1996........................................................................  69

________________________________________________________________________________
Image Entertainment, Inc.                                                     41

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Image Entertainment, Inc. and subsidiary as of March 31, 1998 and 1997 and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                              /s/ KPMG PEAT MARWICK LLP


Los Angeles, California
May 29, 1998 except for Note 8,
as to which the date is June 18, 1998

________________________________________________________________________________
42                                                     Image Entertainment, Inc.

                          CONSOLIDATED BALANCE SHEETS

                            MARCH 31, 1998 AND 1997

================================================================================

                                     ASSETS

(In thousands)                                                1998     1997
                                                             -------  -------
Cash and cash equivalents                                    $ 1,015  $ 1,090

Accounts receivable, net of allowances of
 $4,604 - 1998; $4,809 - 1997                                  6,978   10,759

Inventories (Note 5)                                          11,205   17,644

Royalties, distribution fee and license fee advances           4,566    8,453

Prepaid expenses and other assets                              1,094      823

Property, equipment and improvements, net (Notes 6 and 7)      6,223    4,979

Land held for sale (Note 6)                                    2,700    2,700
                                                             -------  -------

                                                             $33,781  $46,448
                                                             =======  =======

          See accompanying notes to consolidated financial statements.

________________________________________________________________________________
Image Entertainment, Inc.                                                     43

                          CONSOLIDATED BALANCE SHEETS

                            MARCH 31, 1998 AND 1997

================================================================================

                      LIABILITIES AND SHAREHOLDERS' EQUITY

(In thousands, except share data)                                1998       1997
                                                               ---------  --------

LIABILITIES:

Accounts payable and accrued liabilities                       $ 12,303   $15,922

Accrued royalties, distribution fees and license fees             2,003     3,481

Revolving credit facility (Note 8)                                2,315     8,709

Construction credit facility (Note 9)                             1,619        --

Distribution equipment lease facility (Note 10)                     526        --

Convertible subordinated note payable (Note 11)                   5,000        --

Note payable (Notes 6 and 11)                                     1,350       285
                                                               --------   -------

     Total liabilities                                           25,116    28,397
                                                               --------   -------

Commitments and Contingencies (Notes 6 and 15)

SHAREHOLDERS' EQUITY:

Preferred stock, $1 par value, 3,366,000 shares authorized;
  none issued and outstanding                                        --        --

Common stock, no par value, 25 million shares authorized;
  13,493,000 and 13,343,000 issued and outstanding
  in 1998 and 1997, respectively (Note 12)                       17,764    17,642

Stock warrants (Note 14)                                             --       (73)

Additional paid-in capital                                        3,064     3,064

Accumulated deficit                                             (12,163)   (2,582)
                                                               --------   -------

     Net shareholders' equity                                     8,665    18,051
                                                               --------   -------

                                                               $ 33,781   $46,448
                                                               ========   =======

          See accompanying notes to consolidated financial statements.

________________________________________________________________________________
44                                                     Image Entertainment, Inc.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

               FOR THE YEARS ENDED MARCH 31, 1998, 1997 AND 1996

================================================================================

(In thousands, except per share data)           1998      1997      1996
                                              --------  --------  --------
NET SALES                                     $75,516   $85,650   $95,086

OPERATING COSTS AND EXPENSES:
  Cost of optical disc sales                   70,256    68,427    74,387
  Selling expenses                              4,943     4,752     4,531
  General and administrative expenses           4,841     7,108     5,124
  Costs of facility closure                       825        --        --
  Amortization of production costs              3,740     3,112     2,884
                                              -------   -------   -------
                                               84,605    83,399    86,926
                                              -------   -------   -------

OPERATING INCOME (LOSS)                        (9,089)    2,251     8,160

OTHER EXPENSES (INCOME):
  Interest expense                                662       415       155
  Interest income                                (118)     (231)     (337)
  Other                                            --       662        --
                                              -------   -------   -------
                                                  544       846      (182)
                                              -------   -------   -------

INCOME (LOSS) BEFORE INCOME TAXES
  AND EXTRAORDINARY ITEM                       (9,633)    1,405     8,342

INCOME TAX EXPENSE (BENEFIT) (Note 13)            (52)      433       743
                                              -------   -------   -------

INCOME (LOSS) BEFORE
  EXTRAORDINARY ITEM                           (9,581)      972     7,599

EXTRAORDINARY ITEM - COSTS ASSOCIATED
  WITH EARLY RETIREMENT OF DEBT,
  NET OF TAXES (Note 8)                            --       127        --
                                              -------   -------   -------

NET INCOME (LOSS)                             $(9,581)  $   845   $ 7,599
                                              =======   =======   =======

NET INCOME (LOSS) PER SHARE (Note 4):
  Income (loss) before extraordinary item:
     Basic                                    $  (.71)  $   .07   $   .56
     Diluted                                  $  (.71)  $   .07   $   .51
  Extraordinary item                               --      (.01)       --
  Net income (loss):
     Basic                                    $  (.71)  $   .06   $   .56
                                              =======   =======   =======
     Diluted                                  $  (.71)  $   .06   $   .51
                                              =======   =======   =======

          See accompanying notes to consolidated financial statements.

________________________________________________________________________________
Image Entertainment, Inc.                                                     45

       CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (NOTES 12 AND 14)

               FOR THE YEARS ENDED MARCH 31, 1998, 1997 AND 1996

================================================================================

                                      Common Stock       Stock      Additional     Accumulated
                                    -----------------
(In thousands)                      Shares    Amount   Warrants   Paid-in Capital    Deficit
                                    -------  --------  ---------  ---------------  -----------
BALANCES, March 31, 1995            13,797   $25,216   $   (582)  $     3,064      $  (11,026)
  Exercise of options                  412       294         --            --              --
  Stock repurchased                   (653)   (4,388)        --            --              --
  Amortization of stock warrants        --        --        349            --              --
  Net income                            --        --         --            --           7,599
                                    ------   -------   --------   -----------      ----------

BALANCES, March 31, 1996            13,556    21,122       (233)        3,064          (3,427)
  Exercise of options                  544        49         --            --              --
  Stock repurchased                   (757)   (3,529)        --            --              --
  Amortization of stock warrants        --        --        160            --              --
  Net income                            --        --         --            --             845
                                    ------   -------   --------   -----------      ----------

BALANCES, March 31, 1997            13,343    17,642        (73)        3,064          (2,582)
  Exercise of options                  150       122         --            --              --
  Amortization of stock warrants        --        --         73            --              --
  Net loss                              --        --         --            --          (9,581)
                                    ------   -------   --------   -----------      ----------

BALANCES, March 31, 1998            13,493   $17,764   $     --   $     3,064      $  (12,163)
                                    ======   =======   ========   ===========      ==========

          See accompanying notes to consolidated financial statements.

________________________________________________________________________________
46                                                     Image Entertainment, Inc.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

               FOR THE YEARS ENDED MARCH 31, 1998, 1997 AND 1996

================================================================================

(In thousands)                                          1998      1997      1996
                                                      --------  --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)                                     $(9,581)  $   845   $ 7,599
Adjustments to reconcile net income (loss)
   to net cash provided (used) by operating
     activities:
      Amortization of production costs                  3,740     3,112     2,884
      Depreciation and other amortization                 999       857       798
      Amortization of stock warrants                       73       160       349
      Provision for estimated doubtful accounts,
            net of recoveries                            (331)    1,946       104
      Provision for slow-moving optical
            disc inventories                            8,133     1,964       254
      Provision for estimated losses on LD license
            and exclusive distribution agreements       4,246        --        --
      Loss on disposition of assets                       460        34        --
Changes in assets and liabilities
   associated with operating activities, net of
   acquired business:
      Accounts receivable                               4,112       628     1,422
      Optical disc inventory                           (1,314)   (4,207)     (864)
      Royalty, distribution and license fee
            advances, net                                (359)   (5,284)      234
      Production cost expenditures                     (4,121)   (3,369)   (3,054)
      Prepaid expenses and other assets                  (444)      220       252
      Accounts payable, accrued royalties
            and liabilities                            (5,097)      523       382
                                                      -------   -------   -------

            Net cash provided (used) by
              operating activities                        516    (2,571)   10,360
                                                      -------   -------   -------

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures                                     (384)   (6,234)     (552)
Acquisition of business, less cash acquired                --        --    (3,131)
                                                      -------   -------   -------

        Net cash used by investing activities            (384)   (6,234)   (3,683)
                                                      -------   -------   -------

          See accompanying notes to consolidated financial statements.

________________________________________________________________________________
Image Entertainment, Inc.                                                     47

               FOR THE YEARS ENDED MARCH 31, 1998, 1997 AND 1996

================================================================================

(In thousands)                                      1998       1997       1996
                                                  --------   --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:

Advances under revolving credit facility          $ 35,330   $ 56,127   $ 27,801
Proceeds from issuance of convertible
  subordinated note payable                          5,000         --         --
Proceeds from issuance of note payable               1,350         --         --
Repayment of advances under revolving
  credit facility                                  (41,724)   (47,418)   (27,801)
Repayment of short-term debt                          (285)        --         --
Principal payments under capital lease
  obligations                                           --         --       (104)
Repurchase of warrant and common stock                  --     (3,529)    (4,388)
Net proceeds from exercise of stock options            122         49        294
                                                  --------   --------   --------

          Net cash provided (used) by
              financing activities                    (207)     5,229     (4,198)
                                                  --------   --------   --------

NET (DECREASE) INCREASE IN CASH
  AND CASH EQUIVALENTS                                 (75)    (3,576)     2,479

Cash and cash equivalents at beginning of year       1,090      4,666      2,187
                                                  --------   --------   --------

Cash and cash equivalents at end of year          $  1,015   $  1,090   $  4,666
                                                  ========   ========   ========

SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION:

Cash paid during the year for:
  Interest                                        $    656   $    417   $    115
  Income taxes                                    $     90   $    668       $585
                                                  ========   ========   ========

          See accompanying notes to consolidated financial statements.

________________________________________________________________________________
48                                                     Image Entertainment, Inc.

               FOR THE YEARS ENDED MARCH 31, 1998, 1997 AND 1996

================================================================================

SUPPLEMENTAL DISCLOSURES OF NONCASH OPERATING, INVESTING AND FINANCING
ACTIVITIES:

During fiscal 1998, the Company incurred $2,145,000 relating to the design, engineering, planning and construction of the Nevada warehouse and distribution facility. These costs were funded under the Company's construction credit and distribution equipment lease facilities. See "Note 9. Construction Credit Facility" and "Note 10. Distribution Equipment Lease Facility."

In January 1997, the Company purchased approximately .7 acres of unimproved real property in Las Vegas, Nevada (adjacent to the 16.5 acres purchased in November 1996 discussed below) for approximately $331,000 which included a note payable for approximately $285,000. See "Note 6. Purchase of Nevada Real Property."

In November 1996, the Company purchased 16.5 acres of unimproved real property in Las Vegas, Nevada for approximately $4,034,000 which included a note payable of approximately $950,000. See "Note 6. Purchase of Nevada Real Property."

In June 1995, the Company acquired certain assets and assumed certain liabilities of U.S. Laser for $3,066,000. See "Note 2. Closure of Subsidiary -- U.S. Laser Video Distributors, Inc.":

      (In thousands)
      Fair value of assets acquired.........................        $ 4,724
      Excess of purchase price over fair value
          of net assets acquired recorded as goodwill.......            190
      Cash paid for net assets acquired.....................         (3,066)
      Expenses incurred in connection with the acquisition..            (65)
                                                                    -------
      Liabilities assumed...................................        $ 1,783
                                                                    =======

Fully amortized production costs retired from production costs totaled $2,625,000, $3,221,000 and $2,767,000 at March 31, 1998, 1997 and 1996,
respectively.

          See accompanying notes to consolidated financial statements.

________________________________________________________________________________
Image Entertainment, Inc.                                                     49

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1.  ORGANIZATION AND BUSINESS.

Image Entertainment, Inc. (the "Company") was incorporated in Colorado on April 1, 1975. In November 1989, the Company reincorporated in California. The Company's primary business is the distribution of programming on optical disc (Laserdisc ("LD") and Digital Video Disc ("DVD")) under exclusive and nonexclusive license and wholesale distribution agreements.

NOTE 2.  CLOSURE OF SUBSIDIARY -- U.S. LASER VIDEO DISTRIBUTORS, INC.

In May 1998, the Company announced the closing of its wholly-owned subsidiary U.S. Laser Video Distributors, Inc. ("U.S. Laser"), located in New Jersey and acquired by the Company in June 1995 for $3.1 million in cash. The closure of the subsidiary and its retail store "Digitainment" is expected to be finalized by July 15, 1998. The closure follows the Company's consolidation of a majority of U.S. Laser's optical disc distribution activities. U.S. Laser's only remaining activities consisted of direct-to-consumer optical disc sales through the "Digitainment" retail store, mail order to a decreasing number of accounts and the Internet. With the decline of industry-wide LD software and hardware sales, offset in part by growing DVD software and hardware sales, the retail store was performing below expectations.

Further, in October 1997, U.S. Laser ceased publication of Laserviews as circulation had diminished in recent years. The Company recently signed an agreement with the publisher of Widescreen Review Magazine which will give Laserviews subscribers the opportunity to receive issues of Widescreen Review Magazine in satisfaction of their subscription.

The operating lease for U.S. Laser's corporate offices, distribution center and retail store was to expire in September 2001. In May 1998, the Company signed a Lease Termination Agreement with U.S. Laser's landlord to early terminate the lease on July 15, 1998.

The closure of U.S. Laser resulted in nonrecurring pretax charges of $202,000, representing fees and expenses associated with the Lease Termination Agreement and employee severance payments, and $623,000 (a noncash charge) covering the write-off of unamortized leasehold improvements and goodwill. The pretax charges total $825,000 and are included in costs of facility closure expense for the year ended March 31, 1998.

NOTE 3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

Consolidation.  The consolidated financial statements include those of the
-------------
Company and its wholly-owned subsidiary, U.S. Laser (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation. See "Note 2. Closure of Subsidiary -- U.S. Laser Video Distributors, Inc."

Cash and Cash Equivalents.  The Company considers all highly liquid investments
-------------------------
purchased with maturities of three months or less to be cash equivalents.

Accounts Receivable.  At March 31, 1998 and 1997, the allowance for doubtful
-------------------
accounts was $404,000 and $1,629,000, respectively, and the allowance for sales returns was $4,200,000 and $3,180,000, respectively.

________________________________________________________________________________
50                                                     Image Entertainment, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Amortization of Production Costs.  The Company amortizes capitalized production
--------------------------------
costs in accordance with the provisions of Statement of Financial Accounting Standards No. 53 ("SFAS No. 53"). Pursuant to the income forecast method, a percentage of the production costs is charged to expense each month based upon
(i) a projected revenue stream resulting from distribution of new and previously released optical disc programming related to the production costs and (ii) management's estimate of the ultimate net realizable value of the production costs. Estimates of future revenues are reviewed periodically and amortization of production costs is adjusted accordingly. If estimated future revenues are not sufficient to recover the unamortized balance of production costs, such costs are reduced to the estimated net realizable value.

Revenue Recognition.  Revenue is recognized upon shipment.  The Company's return
-------------------
policy allows customers to return a percentage of optical discs purchased on a quarterly basis. Generally, this allowance is noncumulative, is generally based on the customer's prior quarter purchases and is generally limited on an individual-title basis. On occasion, greater return allowances are given to major customers. The Company provides for estimated returns when product is shipped to customers.

Major Customers.  Customers which individually accounted for more than 10% of
---------------
fiscal year net sales approximated 31.5% of fiscal 1998 net sales (Norwalk Records 10.9%, Ken Crane's Home Entertainment 10.6%, and Musicland 10.0%), 31.8% of fiscal 1997 net sales (Musicland 11.2%, Alliance Entertainment 10.4% and Ken Crane's Home Entertainment 10.2%) and 10.9% of fiscal 1996 net sales (Musicland 10.9%).

Royalty and Distribution Fee Advances.  Royalty and distribution fee advances
-------------------------------------
represent fixed minimum payments made to program suppliers for optical disc programming distribution rights. A program supplier's share of program distribution revenues is retained by the Company until the share equals the advance(s) paid to the program supplier. Thereafter, any excess is paid to the program supplier. In the event of an excess, the Company records, as a cost of optical disc sales, an amount equal to the licensor/program supplier's share of the distribution revenues. Royalty and distribution fee advances are charged to operations as revenues are earned, and are stated at the lower of unamortized cost or estimated net realizable value on an individual-title or license-agreement basis.

Depreciation and Amortization of Property, Equipment and Improvements.
---------------------------------------------------------------------
Depreciation of property and equipment is provided for using the straight-line method over the estimated useful lives of the related assets, generally five years. Leasehold improvements are amortized over the shorter of the estimated useful lives of the improvements, generally five years, or the remaining lease term. The cost of repairs and maintenance is charged to operations when incurred.

Interest Capitalization.  Interest costs on the construction of the Nevada
-----------------------
warehouse and distribution facility are capitalized as part of the cost of the facility. See "Note 6. Purchase of Nevada Real Property" and "Note 9. Construction Credit Facility."

Goodwill.  The excess of purchase price over the value of the net assets
--------
acquired is included in prepaid expenses and other assets and is amortized on a straight-line basis over a 20-year period. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining useful life can be recovered through undiscounted future operating cash flows from the acquired operation. The Company has written off its unamortized

________________________________________________________________________________
Image Entertainment, Inc.                                                     51

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

balance of goodwill at March 31, 1998 due to the pending closure of U.S. Laser. See "Note 2. Closure of Subsidiary --U.S. Laser Video Distributors, Inc."

Income Taxes.  The Company accounts for income taxes pursuant to the provisions
------------
of Financial Accounting Standards Board Statement No. 109 ("SFAS No. 109"). Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and the future tax benefits derived from operating loss and tax credit carryforwards.

Stock Option Plan.  Prior to April 1, 1996, the Company accounted for its stock
-----------------
option plan in accordance with provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On April 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation," which permits entities to recognize, as expense over the vesting period, the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income disclosures for employee stock option grants made in 1996 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123. Accordingly, the adoption of SFAS No. 123 did not have a material effect on the Company's consolidated financial statements. See "Note 12. Stock Options and Warrants."

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of.  The
-----------------------------------------------------------------------
Company adopted the provisions of Statement of Financial Accounting Standards No. 121 ("SFAS No. 121"), "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of," on April 1, 1996. The statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell. Adoption of SFAS No. 121 did not have a material impact on the Company's consolidated financial statements.

Fair Value of Financial Instruments.  The carrying amounts reflected in the
-----------------------------------
Company's consolidated balance sheets for all financial instruments approximate their respective fair values.

Use of Estimates.  The preparation of the Company's consolidated financial
----------------
statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. The significant areas requiring the use of management estimates related to allowances for slow-moving inventory, doubtful accounts receivables, unrecouped royalty/distribution fee advances and sales returns. Although these estimates are based on management's knowledge of current events and

________________________________________________________________________________
52                                                     Image Entertainment, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

actions management may undertake in the future, actual results may ultimately differ from those estimates.

Recently Issued Accounting Standards.  In June 1997, the Financial Accounting
------------------------------------
Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." These statements, which are effective for fiscal years beginning after December 15, 1997, expand or modify disclosures and the Company currently expects will have an insignificant impact on its consolidated financial position, results of operations and cash flows.

Reclassifications.  Certain fiscal 1997 and 1996 balances have been reclassified
-----------------
to conform with the fiscal 1998 presentation.

NOTE 4.  NET INCOME (LOSS) PER SHARE.

In February 1997, Statement of Financial Standards No. 128 ("SFAS No. 128") "Earnings Per Share" was issued. SFAS No. 128 supersedes Accounting Principles Board Opinion No. 15, "Earnings Per Share" and specifies the computation, presentation, and disclosure requirements for earnings per share ("EPS") for entities with publicly held common stock. SFAS No. 128 is effective for both interim and annual periods ending after December 15, 1997. The Company adopted SFAS No. 128 in the fiscal year ending March 31, 1998.

Accordingly, the accompanying net income (loss) per share information, including all information restated for the two years prior to fiscal 1998, has been calculated and presented in accordance with the provisions of SFAS No. 128. In accordance with SFAS No. 128, the Company has presented both basic and diluted net income (loss) per share in its consolidated financial statements.

Basic net income (loss) per share was calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the years presented.

For fiscal 1997 and 1996, diluted net income per share was calculated in a manner consistent with basic net income per share except that the weighted average number of common shares outstanding also includes the dilutive effect of stock options and warrants outstanding (using the treasury stock method). For fiscal 1998, the calculation of diluted net loss per share did not include common equivalents (stock options and warrants) as their effect would be antidilutive.

_______________________________________________________________________________
Image Entertainment, Inc.                                                    53

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

The following presents a reconciliation of the numerators and denominators used in computing basic and diluted net income (loss) per share for the three years ended March 31, 1998:


(In thousands, except per share data)                   1998     1997     1996
                                                      --------  -------  -------
Income (loss) before extraordinary item (basic and
  diluted numerator)                                  $(9,581)  $   972  $ 7,599
                                                      =======   =======  =======
Net income (loss) (basic and diluted numerator)       $(9,581)  $   845  $ 7,599
                                                      =======   =======  =======
Weighted average common shares outstanding
  (basic denominator)                                  13,471    13,504   13,569
                                                      =======   =======  =======
Effect of dilutive stock options and warrants              --       332    1,233
                                                      -------   -------  -------
Weighted average common shares outstanding
  (diluted denominator)                                13,471    13,836   14,802
                                                      =======   =======  =======

Net income (loss) per share:

     Income (loss) before extraordinary item:
       Basic                                          $  (.71)  $   .07  $   .56
                                                      =======   =======  =======
       Diluted                                        $  (.71)  $   .07  $   .51
                                                      =======   =======  =======
     Net income (loss):
       Basic                                          $  (.71)  $   .06  $   .56
                                                      =======   =======  =======
       Diluted                                        $  (.71)  $   .06  $   .51
                                                      =======   =======  =======

During fiscal 1998, 1997 and 1996, there were 1,417,000, 2,150,000 and 734,000, respectively, of outstanding stock options and warrants which were not included in the computation of diluted net income (loss) per share as their effect would be antidilutive. The exercise prices of stock options and warrants were greater than the average market price of the common stock for the years ended March 31, 1997 and 1996.


_______________________________________________________________________________
54                                                    Image Entertainment, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

NOTE 5.  INVENTORIES.

Inventories at March 31, 1998 and 1997 are summarized as follows:

     (In thousands)                         1998      1997
                                          --------  --------
     Optical disc inventory
       LD                                 $16,779   $18,935
       DVD                                  1,567       203
                                          -------   -------
                                           18,346    19,138
     Reserve for slow-moving inventory     (9,098)   (3,070)
                                          -------   -------
                                            9,248    16,068
     Production costs, net                  1,957     1,576
                                          -------   -------
                                          $11,205   $17,644
                                          =======   =======

Optical disc inventory consists of finished optical discs (LDs and DVDs) for sale and is stated at the lower of average cost or market.

The costs to produce licensed optical disc programming include the cost of converting film prints or tapes into the optical disc format, which includes mastering and ancillary material production for LD and authoring and compression, replica sample, set up charges and ancillary material production for DVD, and packaging artwork costs and the overhead of the Company's creative services and production departments. As discussed in Note 3 above, the Company amortizes its production costs in accordance with SFAS No. 53. Production costs are net of accumulated amortization of $6,013,000 and $5,011,000 at March 31, 1998 and 1997, respectively. The Company expects to amortize substantially all of the March 31, 1998 production costs by March 31, 2001.

NOTE 6.  PURCHASE OF NEVADA REAL PROPERTY.

In November 1996, the Company purchased approximately 16.5 acres of unimproved real property adjacent to McCarran International Airport in Las Vegas, Nevada for $4,034,000 cash. In January 1997, the Company purchased an additional approximately 0.7 acres of unimproved real property adjacent to the November 1996 real property purchase for $331,000. The purchase price for the 0.7 acres consisted of cash and a $285,000 note payable which was repaid in July 1997.
See "Note 11. Other Notes Payable." The property was subdivided with the intent of selling the front 8.8 acres and building an approximately 76,000 square foot warehouse and automated distribution facility on the back 8.4 acres. The carrying value of the 8.4 acres, on which the Company is building a warehouse and distribution facility, is reflected as a component of property, equipment and improvements in the accompanying consolidated balance sheets at March 31, 1998 and 1997. The carrying value of the front 8.8 acres, which is currently in escrow to be sold, is reflected as land held for sale in the accompanying consolidated balance sheets at March 31, 1998 and 1997.

Construction of the Nevada warehouse and distribution facility began in December 1997 and is expected to be operational in September 1998. A total of $2,644,000 of costs incurred to date relating to the design, engineering and planning of the construction of the Nevada warehouse and distribution facility is reflected as construction in progress, a component of property, equipment and improvements,
_______________________________________________________________________________
Image Entertainment, Inc.                                                    55

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

in the accompanying consolidated balance sheet at March 31, 1998. See "Note 9. Construction Credit Facility" and "Note 10. Distribution Equipment Lease Facility."

In May 1998, the Company entered into an Agreement for Purchase and Sale (the "Sale Agreement") with Jackson-Shaw Company, a Texas corporation (the "Buyer"), for the sale of the aforementioned 8.8 acres of unimproved real property. The ultimate purchase price of the property is $3,100,000 with $1,550,000 allocated to the first half of the property ("Parcel A") and $1,550,000 allocated to the second half of the property ("Parcel B").

The Company has entered escrow on Parcel A. The close of escrow and ultimate sale of Parcel A is subject to a 75 day feasibility period and delivery of acceptable title. The escrow period expires August 31, 1998. Upon the successful close of Parcel A's escrow, the Buyer will receive an option to purchase Parcel B upon delivery of a non-refundable payment of $50,000. The Buyer has until December 31, 1998, to notify the Company of its intent to exercise its option. Should the Company receive this notice, the escrow on Parcel B is limited to 60 days from the date of notice by Buyer. The escrow on Parcel B can be extended by the Buyer to June 30, 1999 upon the non-refundable payment of another $75,000. All non-refundable payments will be applied to the purchase price of Parcel B upon the successful closing of escrow on Parcel B.

There can be no assurance that one or both escrows will close and the ultimate sale of one or both parcels will occur.

NOTE 7.  PROPERTY, EQUIPMENT AND IMPROVEMENTS.

Property, equipment and improvements, stated at cost, at March 31, 1998 and 1997 are summarized as follows:

     (In thousands)                                     1998       1997
                                                      --------   -------
     Land (Note 6)                                     $ 2,155   $ 2,091
     Construction in progress (Note 6)                   2,644       510
     Furniture, fixtures and equipment                   4,920     4,863
     Leasehold improvements                                794     1,250
     Other                                                 280       237
                                                       -------   -------
                                                        10,793     8,951

     Less accumulated depreciation and amortization     (4,570)   (3,972)
                                                       -------   -------
                                                       $ 6,223   $ 4,979
                                                       =======   =======

Depreciation and amortization of property, equipment and improvements was $826,000, $846,000 and $792,000 for fiscal 1998, 1997 and 1996, respectively.
Interest capitalized for fiscal 1998 was $18,000. The Company did not capitalize interest during fiscal 1997 and 1996.

_______________________________________________________________________________
56                                                    Image Entertainment, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

NOTE 8.  REVOLVING CREDIT FACILITY.

In December 1996, the Company entered into a Loan Agreement ("the Agreement") with Union Bank. The latest amendment to the Agreement was on June 18, 1998 in response to the Company's recorded net loss for the fiscal year ended March 31, 1998. The Agreement provides for revolving advances and the issuances of standby letters of credit under a $10 million (reduced from $15 million) revolving credit facility which expires June 30, 1999 (maturity shortened from December 31, 1999). Borrowings under the Agreement are at the bank's prime rate plus .50% (increased .25% from the prime rate plus .25%) (9.00% at March 31, 1998). The Agreement provides the Company the option of borrowing for fixed periods at the London Interbank Offered Rate ("LIBOR") plus 3.0% (increased .50% from LIBOR plus 2.5%) (8.71% at March 31, 1998).

Borrowings under the Agreement are secured by substantially all of the Company's assets located in California and New Jersey. At March 31, 1998, $2,315,000 in borrowings were outstanding under the Agreement, all of which was borrowed under the prime rate plus .25% option (amended in June 1998 to the prime rate plus
 .50%). Funds available for borrowing may not exceed the borrowing base specified in the Agreement, as amended. The June 18, 1998 amendment, modified the Company's borrowing base by eliminating the Company's ability to borrow on its eligible nonexclusive optical disc inventory. Prior to the amendment, the Company was able to borrow on 45% of its eligible nonexclusive optical disc inventory subject to certain limits. This borrowing base modification reduced the amount of the Company's additional borrowing availability at March 31, 1998 from $5,452,000 to $3,819,000, net of amounts utilized for outstanding standby letters of credit. At June 18, 1998, the Company had $154,000 in borrowings outstanding under the Agreement and approximately $4,175,000, net of amounts utilized for outstanding standby letters of credit, available for borrowing.

The Agreement imposes restrictions on such items as encumbrances and liens, payment of dividends, other borrowings, stock repurchases and capital expenditures. The Agreement requires the Company to comply with certain financial and operating covenants. At March 31, 1998, the Company was in compliance with the financial and operating covenants or has received waivers of noncompliance from Union Bank. The June 18, 1998 amendment amended certain financial covenants on a prospective basis, including the two consecutive quarter net income measurement and tangible net worth covenants.

Concurrent with the signing of the Agreement, the Company terminated its three-year $15 million Loan and Security Agreement with Foothill Capital Corporation which bore interest at prime plus 1.5% and was due to expire on November 15, 1997. The accelerated amortization of deferred financing costs and penalty resulting from the early retirement of debt totaled $183,000 of which $40,000 represented a noncash charge. The extraordinary charge is recorded net of taxes of $56,000 in fiscal 1997.

NOTE 9.  CONSTRUCTION CREDIT FACILITY.

In March 1997, the Company entered into a Business Loan Agreement (the "Loan Agreement") with Bank of America National Trust and Savings Association in Nevada for the purpose of financing the construction of the Nevada warehouse and distribution facility. See "Note 6. Purchase of Nevada Real Property." The Loan Agreement, as amended, provides for a construction line of credit (the "Construction Line") through September 30, 1998. The maximum available under the line (the "Maximum Commitment") is $3,434,000. Interest under the Construction Line is at the bank's prime

_______________________________________________________________________________
Image Entertainment, Inc.                                                    57

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

rate plus 1.25% (9.75% at March 31, 1998). At March 31, 1998, there were $1,619,000 in borrowings outstanding under the Construction Line. The Loan Agreement provides for the Construction Line to convert to a revolving line of credit (the "Revolving Line") on September 30, 1998.

Under the Revolving Line, the Company may repay and reborrow principal amounts provided the Revolving Line does not exceed the Maximum Commitment, which shall be reduced quarterly beginning December 31, 1998 by $43,000. The Revolving Line is available from October 1, 1998 through its maturity date of January 31, 2008. The Loan Agreement provides the Company the option, under the Revolving Line, to borrow at the bank's prime rate plus 1.25% or for fixed periods at LIBOR plus either 2.25% or 2.65% depending on the level of the Company's debt service coverage ratio, as defined in the Loan Agreement.

Borrowings under the Loan Agreement are secured by a deed of trust on the approximate 8.4 acres of land in Las Vegas, Nevada on which the Company is constructing a new warehouse and distribution facility, as well as any of the Company's personal property located in Nevada, excluding inventory held for sale. The Loan Agreement contains cross-default provisions to other borrowing agreements and imposes certain restrictions on such items as payment of dividends and stock repurchases. The Loan Agreement requires the Company to comply with certain quarterly financial and operating covenants. At March 31, 1998, the Company was in compliance with the financial and operating covenants or has received waivers of noncompliance from the bank.

NOTE 10.  DISTRIBUTION EQUIPMENT LEASE FACILITY.

In March 1997, the Company entered into a Lease Intended As Security Agreement (the "Lease") with BankAmerica Leasing & Capital Corporation. The Lease, as amended, provides the Company the ability to lease a substantial portion of the warehouse and distribution system equipment to be constructed and utilized in the Company's warehouse and distribution facility in Las Vegas, Nevada. The maximum amount available under the Lease is $2.5 million. The aggregate amount of installation, transportation, applicable taxes, software costs or licensing fees with respect to the aggregate borrowings under the lease may not exceed 20%. The Lease provides for advances for the purchase of equipment prior to its delivery date (the "Advance Rent Period") which cannot extend past September 30, 1998. Interest during the Advance Rent Period is at the three-month LIBOR plus 2.5% (8.12% - 8.18% at March 31, 1998). There were $526,000 in borrowings outstanding under the Lease at March 31, 1998.

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

Borrowings under the Lease are secured by the underlying equipment leased. The Lease contains cross-default provisions with other borrowing agreements, early termination charges and a $1.5 million minimum utilization requirement. The Lease requires the Company to meet the same quarterly

_______________________________________________________________________________
58                                                    Image Entertainment, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

financial and operating covenants contained in the Loan Agreement with Bank of America National Trust and Savings Association above. At March 31, 1998, the Company was in compliance with the financial and operating covenants or has received waivers of noncompliance from the bank.

NOTE 11.  OTHER NOTES PAYABLE.

Convertible Subordinated Note Payable.  The Company entered into a Credit
-------------------------------------
Agreement (the "Credit Agreement") with Image Investors Co. ("IIC"), a principal stockholder of the Company owned and controlled by John W. Kluge and Stuart Subotnick, dated as of September 29, 1997, pursuant to which the Company borrowed $5 million from IIC, with interest payable quarterly at 8% per annum, and principal due in five years. The loan is unsecured and subordinated to any obligations to Union Bank and is convertible into the Company's common stock at any time during the term at a conversion price of $3.625 per share, the closing price of the Company's common stock on September 29, 1997. Proceeds from the loan were used to pay down the Company's outstanding balance under its revolving credit facility with Union Bank.

Note Payable to Bank.  In July 1997, the Company borrowed $1,350,000 under a
--------------------
Business Loan Agreement (the "Business Loan Agreement") with Pioneer Citizens Bank in Nevada. The Business Loan Agreement, as amended in February 1998, bears interest at prime plus 1.75% (10.25% at March 31, 1998), matures on August 1, 1998 and is secured by a deed of trust on the approximately 8.8 acres of land adjacent to the Company's 8.4 acre warehouse and distribution facility construction site in Las Vegas, Nevada.

A portion of the proceeds from the loan were used to repay a note payable in the amount of $285,000 which represented unpaid purchase consideration for the January 1997 purchase of a portion of the aforementioned Nevada land. See "Note
6. Purchase of Nevada Real Property."

NOTE 12.  STOCK OPTIONS AND WARRANTS.

The Company has three employee stock option plans. Incentive stock options may be granted under one plan, and incentive stock options and nonstatutory options under the other two. Under the plans, the exercise price of an incentive stock option may not be less than the fair market value of the common stock on the date of grant. The exercise price of a nonstatutory option generally may not be less than 85% of the fair market value on the date of grant. The term of an option may be no more than 10 years from the date of grant. The Company also has a directors' stock option plan providing for an initial and annual award of an option to purchase 15,000 shares of common stock to each director eligible to participate under the plan. Only nonstatutory options may be granted under the directors' plan. The directors' plan also provides for an exercise price of $0.25 over the fair market value of the common stock on the date of grant for initial grants to directors. Thereafter, the directors' plan provides for an exercise price at fair market value of the common stock of the date of grant, fixed vesting, and a ten-year term. In addition to options under the three employee plans and the directors plan, the Company has granted options (including the antidilution rights described below and warrants in connection with program acquisition agreements described in Note 14 to the consolidated financial statements) to officers, shareholders, creditors and others for various business purposes.

_______________________________________________________________________________
Image Entertainment, Inc.                                                    59

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

Stock option transactions for the three years ended March 31, 1998 are as follows:


                                                              Per-Share
       (In thousands, except per share data)        Shares   Price Range
                                                    ------   -----------
       Outstanding, March 31, 1995                   7,030   $ .59-10.25
          Granted                                      295    6.875-7.75
          Exercised                                   (412)     .59-7.00
          Surrendered                                 (855)         5.85
          Canceled                                     (51)   5.625-7.25
                                                    ------
       Outstanding, March 31, 1996                   6,007     .59-10.25
          Granted                                      180    5.813-6.75
          Exercised                                   (544)    .743-6.00
          Surrendered                               (1,427)    .817-6.00
          Canceled                                  (1,832)    .743-7.25
                                                    ------
       Outstanding, March 31, 1997                   2,384    .743-10.25
          Granted                                       30          3.25
          Exercised                                   (150)   .743-1.857
          Surrendered                                  (10)         7.00
          Canceled                                    (837)    4.16-7.00
                                                    ------
       Outstanding, March 31, 1998                   1,417   $.743-10.25
                                                    ======

Of the options reflected as outstanding on March 31, 1998, 1997 and 1996, options to purchase approximately 1,295,891, 2,243,159 and 5,833,689 shares of common stock were exercisable, respectively.

A December 29, 1987 stock purchase agreement (the "Agreement") provides for the grant of antidilution rights (the "Rights") to various persons (the "Investors"). Each Investor is entitled to Rights in connection with certain issuances of common stock. The Agreement was amended in July 1992 pursuant to which the Agreement will expire in July 2002.

Upon the exercise of certain options outstanding as of December 29, 1987 (the "Management Options"), each Investor will be granted Rights to purchase shares of common stock pursuant to a formula based in part on the percentage of the outstanding shares of common stock owned by the Investor on December 29, 1987. Rights to purchase an aggregate of 507,016 shares of common stock may be granted to the Investors if all the Management Options are exercised. As of March 31, 1998, all Rights to purchase 507,016 shares had been granted, Rights to purchase 472,088 shares had been exercised (as to 19,697 shares in fiscal 1998, 22,039 shares in fiscal 1997 and 84,168 shares in fiscal 1996, at per-share exercise prices ranging from $.74 to $1.07) and Rights to purchase 34,928 shares were outstanding.

Rights granted in connection with the exercise of a Management Option are exercisable for two years from the date of grant and have a per-share exercise price equal to the greater of (a) $.74 or (b) the exercise price of the Management Option.

Upon certain issuances of shares of common stock other than pursuant to the exercise of Management Options, each Investor will be granted a Right (the "Other Right") so that the equity interest

_______________________________________________________________________________
60                                                    Image Entertainment, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

represented by the Agreement shares held by the Investor (excluding the shares purchased upon the exercise of Rights issued in connection with the exercise of Management Options) will not be diluted. As of March 31, 1998, Other Rights to purchase approximately 851,616 shares of common stock had been exercised (none exercised in fiscal 1998, 433 shares in fiscal 1997 and 2,720 shares in fiscal 1996, at per-share exercise prices ranging from $.59 to $9.29).

The Company applies APB Opinion No. 25 in accounting for its stock option plans, and accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's consolidated net income (loss) and net income (loss) per share would have been decreased (or increased in the case of the net loss) to the pro forma amounts indicated below for the three years ended March 31, 1998:

  (In thousands, except per share data)             1998     1997   1996
                                                 ---------  -----  ------
  Consolidated Net Income (Loss):
     As reported                                 $ (9,581)  $ 845  $7,599
     Pro forma                                   $(10,076)  $ 372  $6,993
                                                 ========   =====  ======

  Consolidated Net Income (Loss) per Share:
     As reported
         Basic                                   $   (.71)  $ .06  $  .56
         Diluted                                 $   (.71)  $ .06  $  .51
                                                 ========   =====  ======
     Pro forma
         Basic                                   $   (.75)  $ .03  $  .52
         Diluted                                 $   (.75)  $ .03  $  .47
                                                 ========   =====  ======

The weighted-average fair value of options granted during fiscal 1998, 1997 and 1996 was $3.25, $7.19 and $6.59, respectively, using the Black-Scholes option-pricing model with the following weighted-average assumptions: Fiscal 1998, 1997 and 1996 - expected volatility of 60%, risk-free interest rates of 5.7% - 6.7%, no expected dividends and an expected life of three to five years.

Pro forma consolidated net income (loss) and net income (loss) per share reflects only options granted in fiscal 1998, 1997 and 1996. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma consolidated net income (loss) and net income (loss) per share amounts presented above because compensation cost is reflected over the option vesting periods of up to four years and compensation cost for options granted prior to April 1, 1995 are not considered.

_______________________________________________________________________________
Image Entertainment, Inc                                                     61

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

NOTE 13.  INCOME TAXES.

Income tax (benefit) expense for the three years ended March 31, 1998, all current, are summarized as follows:

     (In thousands)                   1998       1997      1996
                                    --------   --------  --------
     Federal                        $    (55)  $     32  $    165
     State                                 3        345       578
                                    --------   --------  --------
                                    $    (52)  $    377  $    743
                                    ========   ========  ========

The tax effects of temporary differences that give rise to a significant portion of the deferred tax assets at March 31, 1998 and 1997 are presented below:

     (In thousands)                              1998      1997
                                               --------  --------
     Deferred tax assets:

        Inventory reserves                      $ 3,639   $ 1,228
        Net operating loss carryforwards          1,293        --
        Other                                       457       294
        Installment sales                           396       398
        Sales returns reserve                       388       294
        Store closure expenses                      265        --
        Royalty reserves                            198       669
        Bad debt reserve                            162       654
                                                -------   -------
          Deferred tax assets                     6,798     3,537
             Less valuation allowance            (6,743)   (3,537)
                                                -------   -------
             Net deferred tax assets            $    55   $    --
                                                =======   =======

At March 31, 1997, the Company had fully utilized its net operating loss carryforwards for Federal income tax purposes as well as its Alternative Minimum Tax credit carryforwards.

________________________________________________________________________________
62                                                     Image Entertainment, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

Expected income tax expense based on Federal statutory rates for the three years ended March 31, 1998 differed from actual tax expense as follows:

     (In thousands)                             1998      1997     1996
                                              --------  -------  --------
     Expected income tax expense (benefit)    $(3,275)  $   415  $  2,784
     State income taxes, net of
     Federal benefit                                3        73       503
     Change in valuation allowance              3,206       (28)   (2,361)
     Exercise of stock options                     --        (4)      (24)
     Other                                         14       (79)     (159)
                                              -------   -------  --------
                                              $   (52)  $   377  $    743
                                              =======   =======  ========

NOTE 14.  OTHER ITEMS -- STATEMENTS OF OPERATIONS.

Fourth Quarter Adjustments.  During the fourth quarter of fiscal 1998, the
--------------------------
Company recorded pretax noncash charges of $6,263,000 and $4,246,000 to reduce the carrying value of its LD inventory to its net realizable value and to provide for estimated losses on LD license and exclusive distribution agreements, respectively. The provisions were in response to a greater than expected decline in the Company's quarterly LD sales and the continued adverse effect DVD is having on the LD market. The charges are reflected as a component of cost of optical disc sales in the accompanying consolidated statements of operations for fiscal 1998.

Also during the fourth quarter of fiscal 1998, the Company recorded a nonrecurring pretax charge of $825,000 associated with the closure of its subsidiary, U.S. Laser. See "Note 2. Closure of Subsidiary -- U.S. Laser Video Distributors, Inc." The charge is reflected as costs of facility closure in the accompanying consolidated statement of operations for fiscal 1998.

During the fourth quarter of fiscal 1997, the Company recorded pretax provisions for slow-moving LD inventory and estimated doubtful accounts receivable of $1,214,000 and $792,000, respectively. The charges are reflected as a component of cost of optical disc sales and general and administrative expenses, respectively, in the accompanying consolidated statement of operations for fiscal 1997.

Acquisition Expenses.  During the third quarter of fiscal 1997, the Company
--------------------
recorded a nonrecurring pretax charge of $662,000 consisting primarily of professional fees incurred in connection with negotiations to acquire Essex Entertainment, Inc., a privately held New Jersey-based corporation. Acquisition negotiations were terminated in December 1996. The charge is reflected as other expense in the accompanying consolidated statement of operations for fiscal 1997.

Amortization of Warrants Associated with Program Acquisition Agreements.  The
-----------------------------------------------------------------------
value of warrants issued in connection with program acquisition agreements entered into during fiscal 1992 and 1993 and their respective issuance costs are amortized ratably over the term of the related agreements. Amortization totaled $73,000, $160,000 and $349,000 for the years ended March 31, 1998, 1997 and
1996, respectively, and were recorded as cost of optical disc sales in the accompanying consolidated statements of operations. Stock warrants were fully amortized at March 31, 1998.

_______________________________________________________________________________
Image Entertainment, Inc.                                                    63

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

NOTE 15.  COMMITMENTS AND CONTINGENCIES.

The lease for the Company's corporate office space in Chatsworth, California provides for monthly rent of $14,000 (subject to annual adjustment based upon increases in the consumer price index) and expires March 31, 2000.

The lease for the Company's warehouse space in Chatsworth, California provides for monthly rent of $23,000 (subject to annual adjustment based upon increases in the consumer price index). The Company plans to relocate its warehousing and distribution operations to Nevada. See "Note 6. Purchase of Nevada Real Property." On February 2, 1998, the Company entered into a Surrender of Lease and Termination Agreement (the "Agreement"). The Agreement provides for the Company to surrender the lease for the warehouse space on August 31, 1998 ("Termination Date"). The Company can extend the Termination Date on a month-to-month basis until November 1998. However, the Agreement is deemed null and void and the Chatsworth warehouse lease would be restored if the Company does not vacate the premises by November 30, 1998. In consideration for the early termination of the lease which would have otherwise terminated on March 31, 2000, the Company will pay the sum of $50,000 on or before the Termination Date.

The Company also has leased additional warehouse space in Chatsworth, California on a month-to-month lease for a monthly rent of $6,000.

Concurrent with the closure of U.S. Laser, the lease for the Company's New Jersey combined office and retail space, with current monthly rent of $8,000, which was due to expire on September 15, 2001, will be terminated early on July 15, 1998. See "Note 2. Closure of Subsidiary -- U.S. Laser Video Distributors, Inc."

Future minimum annual rental payments at March 31, 1998 are approximately as follows:

                        Fiscal        Amount
                     ------------  ------------
                                   (In thousands)
                        1999       $        521
                        2000                172
                                   ------------
                                   $        693
                                   ============

Rent expense was $570,000, $538,000 and $476,000 for fiscal 1998, 1997 and 1996, respectively.

At March 31, 1998, the Company had $2.3 million of outstanding standby letters of credit which expire on November 15, 1998. These letters of credit secure balances due to program suppliers.

_______________________________________________________________________________
64                                                    Image Entertainment, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

At March 31, 1998, the Company's future obligations for royalty advances, minimum guarantees and exclusive distribution fee guarantees under the terms of existing licenses and an exclusive distribution agreement, respectively, are as follows:


                    Fiscal         Amount
                  ----------    ------------
                                (In thousands)
                    1999        $      6,740
                    2000               1,453
                    2001                 120
                                ------------
                                $      8,313
                                ============

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

NOTE 16.  RELATED PARTY TRANSACTIONS.

Two individuals, who may be deemed to beneficially own more than 5% of the Company's common stock as the sole shareholders of Image Investors Co., may be deemed to have indirectly controlled Orion Pictures Corporation ("OPC") during fiscal 1997 and through the first quarter of fiscal 1998. OPC's wholly-owned subsidiary Orion Home Video Corporation ("OHVC") licenses programs to the Company in the ordinary course of its business. The Company believes that the terms of its license agreements with OHVC are comparable to the terms of similar agreements between the Company and unaffiliated parties. During fiscal 1997, the Company paid OHVC royalties of approximately $850,000. OHVC was sold to Metro-Goldwyn-Mayer, Inc. in July 1997. Royalties paid to OHVC during fiscal 1998 through its sale date were immaterial.

In June 1996, the Company's Board of Directors approved the Company's purchase of 138,000 shares of the Company's common stock from the Company's President and Chief Executive Officer at $5.8125 per share. The closing price of the common stock on the date of purchase was $6.125.

_______________________________________________________________________________
Image Entertainment, Inc.                                                    65

NOTE 17.  QUARTERLY FINANCIAL DATA.  (UNAUDITED)

Summarized quarterly financial data for fiscal 1998 and 1997 is as follows:

                                                                                Quarter Ended
                                               -----------------------------------------------------------------------------
(In thousands, expect per share data)                  June 30,                  September 30,              December 31,
                                               ------------------------     -----------------------    ---------------------
                                                 1997           1996            1997        1996          1997        1996
                                               ---------    -----------     ----------   ----------    ---------   ---------
Net sales...............................       $ 16,902     $    20,146     $   16,412   $   17,762    $  26,297   $  24,948
Operating income (loss).................            (34)            850            (68)         583        1,467       1,087
Income (loss) before
 extraordinary item.....................           (191)            606           (184)         496        1,087         301/(2)/
Net income (loss).......................           (191)            606           (184)         496        1,087         158/(3)/
Net income (loss) per share:/(5)/
  Basic.................................       $   (.01)    $       .04     $     (.01)  $      .04    $     .08   $     .01
  Diluted...............................       $   (.01)    $       .04     $     (.01)  $      .04    $     .08   $     .01

                                            ---------------------------
(In thousands, expect per share data)               March 31,
                                            ---------------------------
                                               1998             1997
                                            -------------    ----------
Net sales...............................    $ 15,905         $   22,794
Operating income (loss).................     (10,454)/(1)/         (269)/(4)/
Income (loss) before
 extraordinary item.....................     (10,293)/(1)/         (431)
Net income (loss).......................     (10,293)/(1)/         (415)
Net income (loss) per share:/(5)/
  Basic.................................    $   (.76)        $     (.03)
  Diluted...............................    $   (.76)        $     (.03)

_____________________

(1) Includes noncash charges of $6,263,000 and $4,246,000 to reduce the carrying value of the Company's LD inventory to its net realizable value and provide for estimated losses on LD license and exclusive distribution agreements, respectively. Also includes nonrecurring charges totaling $825,000 relating to the closure of subsidiary, U.S. Laser Video Distributors, Inc.

(2) Includes nonrecurring charges totaling $662,000 relating to the write-off of acquisition expenses.

(3) Net of extraordinary charge, net of taxes, related to early retirement of debt of $127,000.

(4) Includes noncash charges of $1,214,000 and $792,000 to reduce the carrying value of the Company's LD inventory to its estimated net realizable value and provide for estimated doubtful accounts receivable, respectively.

(5) Net income (loss) per share are computed independently for each of the quarters represented in accordance with SFAS No. 128 as described in detail in Note 4 to the Consolidated Financial Statements. Therefore, the sum of the quarterly net income (loss) per share may not equal the total computed for the fiscal year or any cumulative interim period.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
          ---------------------------------------------------------------
          FINANCIAL DISCLOSURE.
          --------------------

          None.

--------------------------------------------------------------------------------
                                   PART III
--------------------------------------------------------------------------------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
          --------------------------------------------------

     The information required by this item is incorporated by reference from the information contained under the caption entitled "Election of Directors" in the Company's definitive proxy statement to be filed with the Commission in connection with the Company's 1998 Annual Meeting of Shareholders. See also,
PART I "Executive Officers of the Registrant."


ITEM 11.  EXECUTIVE COMPENSATION.
          ----------------------

      The information required by this item is incorporated by reference from the information contained under the caption entitled "Executive Compensation" in the Company's definitive proxy statement to be filed with the Commission in connection with the Company's 1998 Annual Meeting of Shareholders.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
          --------------------------------------------------------------

      The information required by this item is incorporated by reference from the information contained under the caption entitled "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive proxy statement to be filed with the Commission in connection with the Company's 1998 Annual Meeting of Shareholders.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
          ----------------------------------------------

      The information required by this item is incorporated by reference from the information contained under the caption entitled "Certain Relationships and Related Transactions" in the Company's definitive proxy statement to be filed with the Commission in connection with the Company's 1998 Annual Meeting of Shareholders.

_______________________________________________________________________________
Image Entertainment, Inc.                                                    67

------------------------------------------------------------------------------
                                    PART IV
------------------------------------------------------------------------------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
          ---------------------------------------------------------------

(a)    THE FOLLOWING DOCUMENTS ARE FILED AS A PART OF THIS REPORT.                              Page
                                                                                                ----
       1.  Financial Statements:
               Independent Auditors' Report....................................................  42
               Consolidated Balance Sheets at March 31, 1998 and 1997..........................  43
               Consolidated Statements of Operations for the years ended March 31, 1998,
               1997 and 1996...................................................................  45
               Consolidated Statements of Shareholders' Equity for the years ended
               March 31, 1998, 1997 and 1996...................................................  46
               Consolidated Statements of Cash Flows for the years ended March 31, 1998, 1997 and 1996........................................................................  47
               Notes to Consolidated Financial Statements......................................  50

      2.   Financial Statement Schedule:
               Schedule II - Valuation and Qualifying Accounts.................................  69

      3.  Exhibits:  See the Exhibit Index on pages i to v.

(b)  REPORTS ON FORM 8-K.
       None.

_______________________________________________________________________________
68                                                    Image Entertainment, Inc.

                                  SCHEDULE II
                    -- VALUATION AND QUALIFYING ACCOUNTS --
               FOR THE YEARS ENDED MARCH 31, 1998, 1997 AND 1996

================================================================================

                                              Allowance for Doubtful Accounts
                                              -------------------------------

                                                     Additions
                                      Balance at    Charged to                    Balance
                                      Beginning      Costs and       Amounts      at End
(In thousands)                         of Year       Expenses      Written-Off    of Year
                                      ----------   ------------   ------------  -----------
For the Year Ended March 31, 1998:    $    1,629   $       (331)  $      (894)  $       404
                                      ==========   ============   ===========   ===========

For the Year Ended March 31, 1997:    $      333   $      1,946   $      (650)  $     1,629
                                      ==========   ============   ===========   ===========

For the Year Ended March 31, 1996:    $      200   $        282*  $      (149)  $       333
                                      ==========   ============   ===========   ===========

                                                 Allowance for Sales Returns
                                                 ---------------------------

                                                     Additions
                                       Balance at   Charged to                    Balance
                                       Beginning     Costs and       Amounts      at End
(In thousands)                          of Year      Expenses      Written-Off    of Year
                                      -----------  ------------   -----------   -----------
For the Year Ended March 31, 1998:    $     3,180  $      5,457   $    (4,437)  $     4,200
                                      ===========  ============   ===========   ===========

For the Year Ended March 31, 1997:    $     2,850  $      9,385   $    (9,055)  $     3,180
                                      ===========  ============   ===========   ===========

For the Year Ended March 31, 1996:    $     2,500  $      6,791   $    (6,441)  $     2,850
                                      ===========  ============   ===========   ===========

                                              Reserve for Slow-Moving Inventory
                                              ---------------------------------
                                                     Additions
                                       Balance at   Charged to                    Balance
                                       Beginning     Costs and      Amounts       at End
(In thousands)                          of Year      Expenses     Written-Off     of Year
                                      -----------  ------------   -----------   -----------
For the Year Ended March 31, 1998:    $     3,070  $      8,133   $    (2,105)  $     9,098
                                      ===========  ============   ===========   ===========

For the Year Ended March 31, 1997:    $     1,219  $      1,964   $      (113)  $     3,070
                                      ===========  ============   ===========   ===========

For the Year Ended March 31, 1996:    $     1,131  $        254   $      (166)  $     1,219
                                      ===========  ============   ===========   ===========

____________________________
* Includes $177,000 representing the allowance for doubtful accounts of U.S. Laser as of its June 1995 acquisition date. See Item 7. "Closure of Subsidiary -- U.S. Laser Video Distributors, Inc."

________________________________________________________________________________
Image Entertainment, Inc.                                                     69

--------------------------------------------------------------------------------
                                  SIGNATURES
--------------------------------------------------------------------------------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 IMAGE ENTERTAINMENT, INC.,
                                 a California corporation


     Dated:  June 24, 1998       By:/s/ MARTIN W. GREENWALD
                                    ---------------------------------------
                                    MARTIN W. GREENWALD,
                                    Chairman of the Board, Chief Executive
                                    Officer,
                                    President & Treasurer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                    /s/ MARTIN W. GREENWALD
                                    ---------------------------------------
     Dated:  June 24, 1998          MARTIN W. GREENWALD,
                                    Chairman of the Board, Chief Executive
                                    Officer,
                                    President & Treasurer

                                    /s/ JEFF M. FRAMER
                                    ---------------------------------------
     Dated:  June 24, 1998          JEFF M. FRAMER,
                                    Chief Financial Officer (Principal
                                    Financial and Accounting Officer)

                                    /s/ STUART SEGALL
                                    ---------------------------------------
     Dated:  June 24, 1998          STUART SEGALL,
                                    Vice President & Director

                                    /s/ IRA EPSTEIN
                                    ---------------------------------------
     Dated:  June 24, 1998          IRA EPSTEIN,
                                    Director

                                    /s/ RUSSELL HARRIS
                                    ---------------------------------------
     Dated:  June 24, 1998          RUSSELL HARRIS,
                                    Director

________________________________________________________________________________
70                                                     Image Entertainment, Inc.

----------------------------------------------------------------------------
                                 EXHIBIT INDEX
----------------------------------------------------------------------------

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

10.4 + The Company's 1994 Eligible Directors Stock Option Plan and Form of Eligible Director Non-Qualified Stock Option Agreement. Filed as Exhibit 10.4 of the Company's Form 10-K for the year ended March 31, 1995, and incorporated by reference herein.

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

10.8 +         Employment Agreement of Martin W. Greenwald dated July 1, 1994.
               Filed as Exhibit 10.8 of the Company's Form 10-K for the year ended March 31, 1995, and incorporated by reference herein.

10.8.a + Amendment No. 1 dated and effective as of July 1, 1995 to Employment Agreement of Martin W. Greenwald dated July 1, 1994. Filed as Exhibit 10.1 of the Company's 10-Q for the quarter ended June 30, 1995, and incorporated herein by reference herein.

________________________________________________________________________________
Image Entertainment, Inc.                                                      i

10.8.b + Amendment No. 2 dated and effective as of July 1, 1996 to Employment Agreement of Martin W. Greenwald dated July 1, 1994. Filed as Exhibit 10.3 of the Company's 10-Q for the quarter ended September 30, 1996, and incorporated herein by reference herein.

10.8.c + *     Amendment No. 3 dated and effective as of June 1, 1997 to
               Employment Agreement of Martin W. Greenwald dated July 1, 1994.

10.9 +         Employment Agreement of Cheryl Lee dated July 1, 1994.  Filed as
               Exhibit 10.9 of the Company's Form 10-K for the year ended March 31, 1995, and incorporated by reference herein.

10.9.a + Amendment No. 1 dated and effective as of July 1, 1995 to Employment Agreement of Cheryl Lee dated July 1, 1994. Filed as
               Exhibit 10.2 of the Company's 10-Q for the quarter ended June 30, 1995, and incorporated herein by reference herein.

10.10 +        Employment Agreement of Jeff Framer dated July 1, 1994.  Filed as
               Exhibit 10.10 of the Company's Form 10-K for the year ended March 31, 1995, and incorporated by reference herein.

10.10.a +      Amendment No. 1 dated and effective as of July 1, 1995 to
               Employment Agreement of Jeff Framer dated July 1, 1994.  Filed as
               Exhibit 10.3 of the Company's 10-Q for the quarter ended June 30, 1995, and incorporated herein by reference herein.

10.11 + Employment Agreement of David Borshell dated July 1, 1994. Filed as Exhibit 10.11 of the Company's Form 10-K for the year ended March 31, 1995, and incorporated by reference herein.

10.11.a +      Amendment No. 1 dated and effective as of September 1, 1994 to
               Employment Agreement of David Borshell dated July 1, 1994. Filed as Exhibit 10.11.A of the Company's Form 10-K for the year ended
               March 31, 1995, and incorporated by reference herein.

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

_______________________________________________________________________________
ii                                                    Image Entertainment, Inc.

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

10.16 Stock Purchase Agreement between the Company and Stuart Segall dated as of July 12, 1995. Filed as Exhibit 10.1 of the Company's Form 10-Q for the quarter ended September 30, 1996, and incorporated by reference herein.

10.17          Stock Purchase Agreement between the Company and Martin W.
               Greenwald dated as of June 27, 1996. Filed as Exhibit 10.2 of the Company's Form 10-Q for the quarter ended September 30, 1996, and incorporated by reference herein.

10.18 Purchase and Sale Agreement between the Company and LEI Partners, L.P. dated December 31, 1990. Filed as Exhibit 10.1 of the Company's Form 10-Q for the quarter ended December 31, 1990, and incorporated by reference herein.

10.19 Standard Industrial Lease for 9333 Oso Avenue, Chatsworth, California, dated December 1, 1993 and effective April 1, 1994, between the Company and P&R Investment Company. Filed as Exhibit
               10.1 of the Company's Form 10-Q for the quarter ended December 31, 1993.

10.20 Standard Industrial Lease for 20350 Prairie Street, Chatsworth, California, dated December 1, 1993 and effective April 1, 1994, between the Company and P&R Investment Company. Filed as Exhibit
               10.2 of the Company's Form 10-Q for the quarter ended December 31, 1993, and incorporated by reference herein.

10.20.a *      Surrender of Lease and Termination Agreement for 20350 Prairie
               Street, Chatsworth, California, dated and effective February 2,
               1998, between the Company and P&R Investment Company.

10.21 Agreement for Purchase and Sale dated June 5, 1996 between Airport Center Partnership and the Company. Filed as Exhibit
               10.19 of the Company's Form 10-K for the year ended March 31, 1996, and incorporated by reference herein.

10.22 Construction Agreement between the Company and Carson Construction Management, Inc. dated as of November 25, 1996. Filed as Exhibit 10.23 of the Company's Form 10-K for the year ended March 31, 1997, and incorporated by reference herein.

_______________________________________________________________________________
Image Entertainment, Inc.                                                  iii

10.23 * Business Loan Agreement between the Company and Bank of America National Trust and Savings Association dated March 10, 1997.

10.23.a *      Amendment No. 1 dated as of February 4, 1998 to Business Loan
               Agreement between the Company and Bank of America National Trust and Savings Association dated March 10, 1997.

10.24 * Lease Intended as Security between the Company and BA Leasing & Capital Corporation dated March 19, 1997.

10.24.a *      (First) Amendment dated March 19, 1997 to Lease Intended as
               Security between the Company and BA Leasing & Capital Corporation dated March 19, 1997.

10.24.b *      Second Amendment dated February 8, 1998 to Lease Intended as
               Security between the Company and BA Leasing & Capital Corporation dated March 19, 1997.

10.25 * Agreement for Purchase and Sale dated May 13, 1998 between the Company and Jackson-Shaw Company.

10.26 Loan Agreement between the Company and Union Bank of California, N.A. dated as of December 17, 1996. Filed as Exhibit 10.20 of the Company's Form 10-K for the year ended March 31, 1997, and incorporated by reference herein.

10.26.a Amendment No. 1 dated as of February 5, 1997 to Loan Agreement dated as of December 17, 1996 by and between the Company and Union Bank of California, N.A. Filed as Exhibit 10.20.A of the Company's Form 10-K for the year ended March 31, 1997, and incorporated by reference herein.

10.26.b Amendment No. 2 dated as of February 25, 1997 to Loan Agreement dated as of December 17, 1996 by and between the Company and Union Bank of California, N.A. Filed as Exhibit 10.20.B of the Company's Form 10-K for the year ended March 31, 1997, and incorporated by reference herein.

10.26.c *      Amendment No. 3 dated as of September 27, 1997 to Loan Agreement dated as of December 17, 1996 by and between the Company and Union Bank of California, N.A.

10.26.d *      Amendment No. 4 dated as of October 31, 1997 to Loan Agreement dated as of December 17, 1996 by and between the Company and Union Bank of California, N.A.

10.26.e *      Amendment No. 5 dated as of January 28, 1998 to Loan Agreement dated as of December 17, 1996 by and between the Company and Union Bank of California, N.A.

_______________________________________________________________________________
iv                                                     Image Entertainment, Inc.

10.26.f *      Amendment No. 6 dated as of June 18, 1998 to Loan Agreement dated as of December 17, 1996 by and between the Company and Union Bank of California, N.A.

10.27 * Credit Agreement dated as of September 29, 1997 by and between the Company and Image Investors Co.

21 *           Subsidiaries of the Registrant.

23 * Consent Letter of KPMG Peat Marwick LLP, Independent Certified Public Accountants.

27.1 *         Financial Data Schedule Fiscal Year Ended March 31, 1998.

27.2 *         Financial Data Schedule Fiscal Year Ended March 31, 1997
               (Restated).

27.3 *         Financial Data Schedule Fiscal Year Ended March 31, 1996
               (Restated).

27.4 *         Financial Data Schedule Nine Months Ended December 31, 1996
               (Restated).

__________________

              * EXHIBIT(S) NOT PREVIOUSLY FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

              +   MANAGEMENT CONTRACTS, COMPENSATORY PLANS OR ARRANGEMENTS.

_______________________________________________________________________________
Image Entertainment, Inc.                                                     v