Form 10-Q
period 1998-06-30
IMAGE ENTERTAINMENT INC
filed 1998-08-13
CIK 216324

===============================================================================
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            _______________________

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                       OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 For The Transition Period From ..........To..........

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

Number of shares outstanding of the registrant's common stock on August 7, 1998:
13,548,959

================================================================================

                        PART I - FINANCIAL INFORMATION
                       =================================

ITEM 1.  FINANCIAL STATEMENTS.
         --------------------

                           IMAGE ENTERTAINMENT, INC.

                          CONSOLIDATED BALANCE SHEETS

                       June 30, 1998 and March 31, 1998
-------------------------------------------------------------------------------

                                    ASSETS

                                                                           June 30, 1998    March 31, 1998
                                                                          --------------    --------------
(In thousands)                                                              (unaudited)
Cash and cash equivalents                                                        $   745           $ 1,015

Accounts receivable, net of allowances of
 $4,303 - June 30, 1998;
 $4,604 - March 31, 1998                                                           7,641             6,978

Inventories (Note 3)                                                              10,853            11,205

Royalties, distribution fee and license fee advances                               3,853             4,566

Prepaid expenses and other assets                                                  1,397             1,094

Property, equipment and improvements, net of
 accumulated depreciation and amortization of
 $4,726 - June 30, 1998;
 $4,570 - March 31, 1998                                                           8,352             6,223

Land held for sale                                                                 2,700             2,700
                                                                                 -------           -------

                                                                                 $35,541           $33,781
                                                                                 =======           =======


          See accompanying notes to consolidated financial statements

                           IMAGE ENTERTAINMENT, INC.

                          CONSOLIDATED BALANCE SHEETS

                        June 30, 1998 and March 31, 1998
-------------------------------------------------------------------------------

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                            June 30, 1998    March 31, 1998
                                                                           --------------   ---------------
(In thousands, except share data)                                            (unaudited)

LIABILITIES:

Accounts payable and accrued liabilities                                         $ 13,193          $ 12,303

Accrued royalties, distribution fees and license fees                               1,896             2,003

Revolving credit facility (Note 5)                                                  1,459             2,315

Construction credit facility (Note 6)                                               3,174             1,619

Distribution equipment lease facility (Note 7)                                        526               526

Convertible subordinated note payable (Note 8)                                      5,000             5,000

Note payable (Note 8)                                                               1,350             1,350
                                                                                 --------          --------

     Total liabilities                                                             26,598            25,116
                                                                                 --------          --------

SHAREHOLDERS' EQUITY:

Preferred stock, $1 par value, 3,366,000 shares
  authorized; none issued and outstanding                                              --                --

Common stock, no par value, 25 million  shares authorized;
  13,533,000 and 13,493,000 issued and outstanding
  at June 30, 1998 and March 31, 1998, respectively                                17,837            17,764

Additional paid-in capital                                                          3,064             3,064

Accumulated deficit                                                               (11,958)          (12,163)
                                                                                 --------          --------

  Net shareholders' equity                                                          8,943             8,665
                                                                                 --------          --------

                                                                                 $ 35,541          $ 33,781
                                                                                 ========          ========

          See accompanying notes to consolidated financial statements

                           IMAGE ENTERTAINMENT, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

               For the Three Months Ended June 30, 1998 and 1997
--------------------------------------------------------------------------------

(In thousands, except per share data)                                             1998              1997
                                                                                --------          --------

NET SALES                                                                        $17,140           $16,902

OPERATING COSTS AND EXPENSES:
  Cost of optical disc sales                                                      13,197            14,049
  Selling expenses                                                                 1,229             1,047
  General and administrative expenses                                              1,221             1,009
  Amortization of production costs                                                 1,126               831
                                                                                 -------           -------

                                                                                  16,773            16,936
                                                                                 -------           -------

OPERATING INCOME (LOSS)                                                              367               (34)

OTHER EXPENSES (INCOME):
  Interest expense                                                                   176               203
  Interest income                                                                    (25)              (46)
                                                                                 -------           -------

                                                                                     151               157
                                                                                 -------           -------

INCOME (LOSS) BEFORE INCOME TAXES                                                    216              (191)

INCOME TAXES                                                                          11                --
                                                                                 -------           -------

NET INCOME (LOSS)                                                                $   205           $  (191)
                                                                                 =======           =======

NET INCOME (LOSS) PER SHARE (Note 4):
  Basic                                                                          $   .02           $  (.01)
  Diluted                                                                        $   .02           $  (.01)
                                                                                 =======           =======

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING (Note 4):
  Basic                                                                           13,506            13,431
                                                                                 =======           =======
  Diluted                                                                         13,614            13,431
                                                                                 =======           =======


          See accompanying notes to consolidated financial statements

                           IMAGE ENTERTAINMENT, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

               For the Three Months Ended June 30, 1998 and 1997
--------------------------------------------------------------------------------

(In thousands)                                                                     1998              1997
                                                                                 --------          -------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)                                                                 $   205          $  (191)

Adjustments to reconcile net income
  to net cash provided by operating activities:
     Amortization of production costs                                               1,126              831
     Depreciation and other amortization                                              156              217
     Amortization of stock warrants                                                    --               24
     Provision for slow-moving optical disc inventories                                68              501
     Provision for estimated doubtful accounts,
         net of recoveries                                                             14             (252)
Changes in assets and liabilities associated
  with operating activities:
     Accounts receivable                                                             (677)           1,692
     Optical disc inventory                                                           258             (108)
     Royalty, distribution and license fee advances, net                              713              949
     Production cost expenditures                                                  (1,100)            (909)
     Prepaid expenses and other assets                                               (303)             (67)
     Accounts payable, accrued royalties and liabilities                              783             (635)
                                                                                  -------           ------

     Net cash provided by operating activities                                      1,243            2,052
                                                                                  -------           ------

CASH FLOWS FROM INVESTING ACTIVITIES:

Net cash used by investing activities -- capital expenditures                        (730)            (253)
                                                                                  -------           ------


          See accompanying notes to consolidated financial statements

                           IMAGE ENTERTAINMENT, INC.

                                  (UNAUDITED)

               For the Three Months Ended June 30, 1998 and 1997
--------------------------------------------------------------------------------

(In thousands)                                                                     1998              1997
                                                                                 ---------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Advances under revolving credit facility                                        $ 15,249         $ 12,848
  Advances under construction credit facility                                           --              400
  Repayment of advances under revolving credit facility                            (16,105)         (16,018)
  Net proceeds from exercise of stock options                                           73              180
                                                                                  --------         --------

     Net cash used by financing activities                                            (783)          (2,590)
                                                                                  --------         --------

NET DECREASE IN CASH AND
  CASH EQUIVALENTS                                                                    (270)            (791)

  Cash and cash equivalents at beginning of period                                   1,015            1,090
                                                                                  --------         --------

  Cash and cash equivalents at end of period                                      $    745         $    299
                                                                                  ========         ========

SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION:

  Cash paid during the period for:
     Interest                                                                     $    185         $    179
     Income taxes                                                                 $     --         $     90
                                                                                 =========         ========


SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:

During the June 1998 quarter, the Company incurred $1,555,000 relating to the design, engineering, planning and construction of the Nevada warehouse and distribution facility. These costs were funded under the Company's construction credit facility. See "Note 6. Construction Credit Facility."

During the June 1997 quarter, a capital lease obligation of $22,000 was incurred for a new vehicle.



          See accompanying notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
--------------------------------------------------------------------------

NOTE 1.  BASIS OF PRESENTATION.

The accompanying consolidated financial statements as of June 30, 1998 and for the three months ended June 30, 1998 and 1997 include the accounts of Image Entertainment, Inc. and its wholly-owned subsidiary U.S. Laser Video Distributors, Inc. (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying consolidated balance sheet at June 30, 1998 and the related consolidated statements of operations and cash flows for the three months ended June 30, 1998 and 1997 of the Company included herein are unaudited; however, such information reflects all adjustments of a normal recurring nature which management believes are necessary for a fair presentation of results for the interim periods. The accompanying consolidated financial information for the three months ended June 30, 1998 and 1997 should be read in conjunction with the Financial Statements, the Notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's March 31, 1998 Form 10-K.

The preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. The significant areas requiring the use of management estimates related to allowances for slow-moving inventories, doubtful accounts receivables, royalties and other advances and sales returns. Although these estimates are based on management's knowledge of current events and actions management may undertake in the future, actual results may ultimately differ from those estimates.

Certain fiscal 1998 balances have been reclassified to conform with the fiscal 1999 presentation.

Seasonality and Variability.  The Company has generally experienced higher sales
---------------------------
of laserdiscs ("LDs") in the quarters ended December 31 and March 31 due to increased consumer spending associated with the year-end holidays and the home video release of many high profile, high budget summer theatrical releases; however, since most sales of a title occur in the first few months after its release, sales also vary with the popularity of titles in release. The Company expects sales of its digital video disc ("DVD") programming to follow the same trend. In addition, other factors contribute to fluctuations in the Company's net sales of LD and DVD on a quarterly basis. These factors include: (i) competition from DVD, a competing video format, which affects wholesale and retail customer demand for LD programming; (ii) the popularity of LD and DVD titles in release during the quarter; (iii) the Company's marketing and promotional activities; (iv) the Company's licensing and distribution activities relating to new LD and DVD video programming; (v) the extension, termination or non-renewal of existing LD and DVD license and distribution rights; and (vi) general and economic changes affecting consumer demand for LD and DVD hardware and software and affecting the buying habits of the Company's

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
-------------------------------------------------------------------------

customers. The results of operations for the three months ended June 30, 1998 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 1999.

NOTE 2.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS.

The Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income" ("SFAS No. 130") in June, 1997. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. The Company adopted SFAS No. 130 on April 1, 1998. Comprehensive income is the change in equity of a business enterprise during a period from transactions and all other events and circumstances from nonowner sources. Other comprehensive income includes foreign currency items, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities. The Company did not have components of other comprehensive income during the three months ended June 30, 1998 and 1997. As a result, comprehensive income (loss) is the same as the net income
(loss) for the three months ended June 30, 1998 and 1997.

The Financial Accounting Standards Board issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131") in June, 1997. SFAS No. 131 establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires enterprises to report selected information about operating segments in interim financial reports issued to shareholders.
It also establishes standards for related disclosures about products and services, geographic areas and major customers. It replaces the "industry segment" concept of SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," with a "management approach" concept as to basis for identifying reportable segments. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. The Company will adopt SFAS No. 131 in the annual financial statements of the fiscal year ending March 31, 1999. Management believes the adoption of SFAS No. 131 will not have a material impact on the Company's financial position or results of operations. The Company operates in one industry segment, the domestic home video market.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
-------------------------------------------------------------------------

NOTE 3.      INVENTORIES.

Inventories at June 30, 1998 and March 31, 1998 are summarized as follows:

                                                      June 30,    March 31,
   (In thousands)                                       1998        1998
                                                      ---------   ----------
   LD                                                 $  14,686    $  15,641
   DVD                                                    2,555        2,128
   Other                                                    592          577
                                                      ---------    ---------
                                                         17,833       18,346
  Reserve for slow-moving inventories                    (8,911)      (9,098)
                                                      ---------    ---------
                                                          8,922        9,248
  Production costs, net                                   1,931        1,957
                                                      ---------    ---------

                                                      $  10,853    $  11,205
                                                      =========    =========

Inventories consist primarily of finished optical discs (LDs, DVDs and CDs) for sale and are stated at the lower of average cost or market.

Production costs are net of accumulated amortization of $6,382,000 and $6,013,000 at June 30, 1998 and March 31, 1998, respectively.

NOTE 4.  NET INCOME PER SHARE.

In February 1997, Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128") was issued. SFAS No. 128 supersedes Accounting Principles Board Opinion No. 15, "Earnings Per Share" and specifies the computation, presentation, and disclosure requirements for earnings per share ("EPS") for entities with publicly held common stock. The Company adopted SFAS No. 128 in the fiscal year ended March 31, 1998.

Accordingly, the accompanying net income (loss) per share information, including all information restated for the three months ended June 30, 1997, has been calculated and presented in accordance with the provisions of SFAS No. 128. In accordance with SFAS No. 128, the Company has presented both basic and diluted net income (loss) per share in its consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
-------------------------------------------------------------------------

The following presents a reconciliation of the numerators and denominators used in computing basic and diluted net income (loss) per share for the three months ended June 30, 1998 and 1997:

(In thousands, except per share data)                  1998     1997
                                                     -------  --------
Net income (loss) (basic and diluted numerator)      $   205   $  (191)
                                                     =======   =======

Weighted average common shares outstanding
  (basic denominator)                                 13,506    13,431
                                                     =======   =======

Effect of dilutive stock options                         108        --
                                                     -------   -------

Weighted average common shares outstanding
  (diluted denominator)                               13,614    13,431
                                                     =======   =======

Basic and diluted net income (loss) per share        $   .02   $  (.01)
                                                     =======   =======

During the three months ended June 30, 1998 and 1997, there were 2,246,000 and 2,384,000, respectively, of outstanding stock options and common shares underlying a convertible security (in the 1998 period only) which were not included in the computation of diluted net income (loss) per share. In the case of the stock options, the exercise prices were greater than the average market price of the common stock for the three months ended June 30, 1998 and in the case of the shares underlying the convertible security, the assumed conversion or exercise would result in antidilution when applying the treasury stock method for the three months ended June 30, 1998. For the three months ended June 30, 1997, the calculation of diluted net loss per share did not include common stock equivalents as their effect would be antidilutive.

NOTE 5.  REVOLVING CREDIT FACILITY.

In December 1996, the Company entered into a Loan Agreement (the "Agreement") with Union Bank. The Agreement, as amended, provides for revolving advances and the issuance of standby letters of credit under a $10 million revolving credit facility which expires June 30, 1999. Borrowings under the Agreement are at the bank's prime rate plus .50% (9.00% at June 30, 1998). The Agreement provides the Company the option of borrowing for fixed periods at the London Interbank Offered Rate ("LIBOR") plus 3.0% (8.66% at June 30, 1998).

Borrowings under the Agreement are secured by substantially all of the Company's assets located in California and New Jersey. Funds available for borrowing may not exceed the borrowing base specified in the Agreement, as amended. At June 30, 1998, $1,459,000 in borrowings were outstanding under

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
-------------------------------------------------------------------------

the Agreement, all of which was borrowed under the prime rate plus .50% option, $4,570,000, net of amounts utilized for outstanding letters of credit, was available for borrowing. The Agreement requires the Company to comply with certain quarterly financial and operating covenants. At June 30, 1998, the Company was in compliance with financial and operating covenants.

NOTE 6.  CONSTRUCTION CREDIT FACILITY.

In March 1997, the Company entered into a Business Loan Agreement (the "Loan Agreement") with Bank of America National Trust and Savings Association in Nevada. The Loan Agreement, as amended, provides for a construction line of credit (the "Construction Line") through September 30, 1998. The maximum available under the Construction Line (the "Maximum Commitment") is $3,434,000. Interest under the Construction Line is at the bank's prime rate plus 1.25% (9.75% at June 30, 1998). At June 30, 1998, $3,174,000 in borrowings were outstanding under the Construction Line. The Loan Agreement provides for the Construction Line to convert to a revolving line of credit (the "Revolving Line") on September 30, 1998.

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

Borrowings under the Loan Agreement are secured by a deed of trust on the approximate 8.4 acres of land in Las Vegas, Nevada on which the Company is constructing a new warehouse and distribution facility, as well as any of the Company's personal property located in Nevada, excluding inventory held for sale. The Loan Agreement contains cross-default provisions to other borrowing agreements and imposes certain restrictions on such items as payment of dividends and stock repurchases. The Loan Agreement requires the Company to comply with certain quarterly financial and operating covenants. At June 30, 1998, the Company was in compliance with the financial and operating covenants or has received waivers of noncompliance from the bank.

NOTE 7.  DISTRIBUTION EQUIPMENT LEASE FACILITY.

In March 1997, the Company entered into a Lease Intended As Security Agreement (the "Lease") with BankAmerica Leasing & Capital Corporation. The Lease, as amended, provides the Company the ability to lease a substantial portion of the warehouse and distribution system equipment to be constructed and utilized in the Company's warehouse and distribution facility in Las Vegas, Nevada. The maximum

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
-------------------------------------------------------------------------

amount available under the Lease is $2.5 million. The aggregate amount of installation, transportation, applicable taxes, software costs or licensing fees with respect to the aggregate borrowings under the lease may not exceed 20%. The Lease provides for advances for the purchase of equipment prior to its delivery date (the "Advance Rent Period") which cannot extend past September 30, 1998. Interest during the Advance Rent Period is at the three-month LIBOR plus 2.5% (8.22% at June 30, 1998). There were $526,000 in borrowings outstanding under the Lease at June 30, 1998.

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

Borrowings under the Lease are secured by the underlying equipment leased. The Lease contains cross-default provisions with other borrowing agreements, early termination charges and a $1.5 million minimum utilization requirement. The Lease requires the Company to meet the same quarterly financial and operating covenants contained in the Loan Agreement with Bank of America National Trust and Savings Association above. At June 30, 1998, the Company was in compliance with the financial and operating covenants or has received waivers of noncompliance from the bank.

NOTE 8.  OTHER NOTES PAYABLE.

Convertible Subordinated Note Payable.  The Company entered into a Credit
-------------------------------------
Agreement with Image Investors Co. ("IIC"), a principal stockholder of the Company owned and controlled by John W. Kluge and Stuart Subotnick, dated as of September 29, 1997, pursuant to which the Company borrowed $5 million from IIC, with interest payable quarterly at 8% per annum, and principal due in five years. The loan is unsecured and subordinated to any obligations to Union Bank and is convertible into the Company's common stock at any time during the term at a conversion price of $3.625 per share, the closing price of the Company's common stock on September 29, 1997.

Note Payable to Bank.  In July 1997, the Company borrowed $1,350,000 under a
--------------------
Business Loan Agreement (the "Business Loan Agreement") with Pioneer Citizens Bank in Nevada. The Business Loan Agreement, as amended, bears interest at prime plus 1.75% (10.25% at June 30, 1998), matures on August 1, 1999 and is secured by a deed of trust on the approximately 8.8 acres of land adjacent to the Company's 8.4 acre warehouse and distribution facility construction site in Las Vegas, Nevada.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS.
         -------------

GENERAL

  The Company operates in one industry segment, the domestic home video market. The Company has licensed and distributed a broad range of programming on laserdisc ("LD") since 1983. In prior fiscal years, the Company's net sales were derived almost entirely from the distribution of the LD format. In March 1997, a new optical disc format, the digital video disc ("DVD") was introduced. The Company began distributing DVD programming on a nonexclusive wholesale basis in March 1997 and began releasing exclusively licensed DVD programming in June 1997. The Company generally enters into license agreements whereby it acquires the exclusive right to manufacture and distribute LD and/or DVD programming. In addition, the Company acts as an exclusive wholesale distributor of LD and DVD programming. In January 1998, the Company began selling music programming on compact audio disc ("CD") encoded in the DTS Digital Surround ("DTS") multichannel audio format as well as certain programming on videocassette tape ("VHS"). The accompanying consolidated financial information for the three months ended June 30, 1998 and 1997 should be read in conjunction with the Financial Statements, the Notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's March 31, 1998 Form 10-K.

RESULTS OF OPERATIONS

THE THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1997

  During the three months ended June 30, 1998, LD and DVD, respectively, represented approximately 62% and 38% of the Company's net sales as compared to approximately 92% and 8%, respectively, for the three months ended June 30, 1997. Net sales for the June 1998 quarter increased 1.4% to $17,140,000 from $16,902,000 for the June 1997 quarter. Net sales of DVD programming increased to $6,496,000 for the June 1998 quarter from $1,359,000 for the June 1997 quarter. Approximately 50% of total June 1998 quarter DVD net sales were derived from exclusively distributed or licensed programming versus approximately 6% for the June 1997 quarter. The slight increase in the June 1998 quarter net sales was due to the Company's increased distribution of DVD programming offset almost entirely by a decline in net sales of LD programming. Net sales of LD programming for the June 1998 quarter declined 32% to $10,644,000 from $15,543,000 for the June 1997 quarter due to DVD's continued adverse impact on the LD marketplace. The DVD format directly competes with the LD format. The major music/video software retailer chains have dramatically reduced their LD purchasing in favor of DVD purchasing. Net sales from exclusive distribution of DTS encoded software (LDs and CDs) were $859,000 and $270,000 for the three months ended June 30, 1998 and 1997, respectively.

  Cost of optical disc sales (LDs, DVDs and CDs collectively) for the June 1998 quarter decreased to $13,197,000, or 77.0% of net sales, from $14,049,000, or 83.1% of net sales, for the June 1997 quarter. The margin improvement for the June 1998 quarter primarily reflects a significantly decreased provision for slow-moving LD inventory as well as lower average cost of sales for exclusive DVD programming versus LD programming and lower LD manufacturing costs as compared to the June 1997 quarter.

  Selling expenses for the June 1998 quarter increased 17.4% to $1,229,000, or 7.2% of net sales, from $1,047,000, or 6.2% of net sales, for the June 1997 quarter. June 1998 quarter's increase was primarily due to higher personnel and distribution costs associated with DVD and DTS distribution and increased circulation of the Company's monthly Preview Magazine which are distributed free of charge to retail customers, offset, in part, by reduced distribution expenses for U.S. Laser which was winding down its operations through its closure in July 1998.

  General and administrative expenses for the June 1998 quarter increased 21.0% to $1,221,000, or 7.1% of net sales, from $1,009,000, or 6.0% of net sales, for the June 1997 quarter. The June 1997 quarter included net recoveries of previously provided for doubtful accounts receivable from Musicland and Camelot Music (doubtful receivables then sold by the Company to third party investors). Exclusive of the June 1997 quarter net recoveries, general and administrative expenses for June 1998 quarter decreased 7.7% to $1,221,000, or 7.1% of net sales, from $1,323,000, or 7.8% of net sales, for the June 1997 quarter. The June 1998 quarter's decrease is attributable to decreased depreciation of property, equipment and improvements, and reduced distribution expenses for U.S. Laser which was winding down its operations through its closure in July 1998.

  Amortization of production costs for the June 1998 quarter increased 35.5% to $1,126,000, or 6.6% of net sales, from $831,000, or 4.9% of net sales, for the June 1997 quarter. The increase is primarily attributable to costs associated with the incremental production of exclusive DVD titles as well as the higher overhead in the Company's creative services and production departments necessary to produce the greater volume of LD and DVD titles. Amortization of production costs will vary based upon the mix, timing and number of exclusive DVD and LD titles placed into production.

  Interest expense for the June 1998 quarter decreased 13.3% to $176,000, or 1.0% of net sales, from $203,000, or 1.2% of net sales, for the June 1997 quarter. The decrease is attributable to lower average debt levels during the June 1998 quarter. Interest capitalized for the three months ended June 30, 1998 was $58,000. The Company did not capitalize interest during the three months ended June 30, 1997.

  Interest income for the June 1998 quarter decreased 45.7% to $25,000, or 0.1% of net sales, from $46,000, or 0.3% of net sales, for the June 1997 quarter.
The Company had less cash invested and lower interest-bearing royalty and distribution fee advances during the June 1998 quarter than during the June 1997 quarter.

  The Company recorded a net income tax expense of $11,000, at an effective income tax rate of 5.1%, during the June 1998 quarter which represents estimated alternative minimum tax liability for the quarter. The June 1998 quarter effective income tax rate is lower than the statutory rate due to utilization of net operating loss carryforwards for Federal and state tax purposes generated in the fiscal year ended March 31, 1998. The effective tax rate is subject to ongoing review by management on a regular basis.

  For the three months ended June 30, 1998, the Company recorded net income of $205,000, or $.02 per basic and diluted share, compared to a net loss of $191,000, or $.01 per basic and diluted share, for the three months ended June 30, 1997.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENT

  The Financial Accounting Standards Board issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131") in June, 1997. SFAS No. 131 establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires enterprises to report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. It replaces the "industry segment" concept of SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," with a "management approach" concept as to basis for identifying reportable segments. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. The Company will adopt SFAS No. 131 in the annual financial statements of the fiscal year ending March 31, 1999. Management believes the adoption of SFAS No. 131 will not have a material impact on the Company's financial position or results of operations. The Company operates in one industry segment, the domestic home video market.

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

LIQUIDITY AND CAPITAL RESOURCES

  The Company's working capital requirements vary primarily with the level of its licensing, production and distribution activities. The principal recurring uses of working capital in operations are for program licensing costs (i.e., royalty payments, including advances, to program suppliers), distribution fee advances, manufacturing and production costs, costs of acquiring finished product for wholesale distribution and selling, general and administrative expenses. Working capital has historically been provided by cash flows from operations, private sales of common stock, notes representing long-term debt and bank borrowings. Net cash provided by operations decreased 39.4% to $1,243,000 for the three months ended June 30, 1998 from $2,052,000 for the three months ended June 30, 1997 due primarily to increased accounts receivable offset, in part, by increased trade payables. Net cash used by investing activities, consisting entirely of capital expenditures, increased 188.5% to $730,000 for the June 1998 quarter from $253,000 for the June 1997 quarter. Net cash used by financing activities decreased 69.8% to $783,000 for the June 1998 quarter from $2,590,000 for the June 1997 quarter due to a reduction in net repayments of the Company's revolving credit facility during the June 1998 quarter. The aforementioned changes resulted in net cash and cash equivalents decreasing 26.6% to $745,000 at June 30, 1998 from $1,015,000 at March 31, 1998.

  Management believes that its internal and external sources of funding are adequate to meet anticipated needs for the next 12 months. The Company continues to seek investment opportunities in growth oriented companies which would be complementary to the Company's existing operations, such as proprietary content production or entertainment software distribution businesses. The Company will seek acquisition financing should suitable investment opportunities arise.

  FINANCING ACTIVITIES.
  --------------------

     Revolving Credit Facility.  In December 1996, the Company entered into a
     -------------------------
Loan Agreement ("the Agreement") with Union Bank. The Agreement, as amended, provides for revolving advances and the issuance of standby letters of credit under a $10,000,000 revolving credit facility which expires June 30, 1999. Borrowings under the Agreement are at the Union Bank's prime rate plus .50% (9.00% at June 30, 1998). The Agreement provides the Company the option of borrowing for fixed periods at the London Interbank Offered Rate ("LIBOR") plus 3.0% (8.66% at June 30, 1998).

Borrowings under the Agreement are secured by substantially all of the Company's assets located in California and New Jersey. Funds available for borrowing may not exceed the borrowing base specified in the Agreement, as amended. At June 30, 1998, $1,459,000 in borrowings were outstanding under the Agreement, all of which was borrowed under the prime rate plus .50% option, and $4,570,000, net of amounts utilized for outstanding letters of credit, available for borrowing.

The Agreement imposes restrictions on such items as encumbrances and liens, payment of dividends, other borrowings, stock repurchases and capital expenditures. The Agreement requires the Company to comply with certain financial and operating covenants. At June 30, 1998, the Company was in compliance with the financial and operating covenants.

At June 30, 1998, the Company had $2,300,000 of outstanding standby letters of credit issued by Union Bank which expire on November 15, 1998. These letters of credit secure balances due to program suppliers.

     Construction Credit Facility.  In March 1997, the Company entered into a
     ----------------------------
Business Loan Agreement (the "Loan Agreement") with Bank of America National Trust and Savings Association in Nevada for the purpose of financing the construction of the Nevada warehouse and distribution facility. The Loan Agreement, as amended, provides for a construction line of credit (the "Construction Line") through September 30, 1998. The maximum available under the Construction Line ( the "Maximum Commitment") is $3,434,000. Interest under the Construction Line is at the bank's prime rate plus 1.25% (9.75% at June 30, 1998). At June 30, 1998, there were $3,174,000 in borrowings outstanding under the Construction Line. The Loan Agreement provides for the Construction Line to convert to a revolving line of credit (the "Revolving Line") on September 30, 1998.

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

Borrowings under the Loan Agreement are secured by a deed of trust on the approximate 8.4 acres of land in Las Vegas, Nevada on which the Company is constructing a new warehouse and distribution facility, as well as any of the Company's personal property located in Nevada, excluding inventory held for sale. The Loan Agreement contains cross-default provisions to other borrowing agreements and imposes restrictions on such items as payment of dividends and stock repurchases. The Loan Agreement requires the Company to comply with certain quarterly financial and operating covenants. At June 30, 1998, the Company was in compliance with the financial and operating covenants or has received waivers of noncompliance from the bank.

     Distribution Equipment Lease Facility.  In March 1997, the Company entered
     -------------------------------------
into a Lease Intended As Security Agreement (the "Lease") with BankAmerica Leasing & Capital Corporation. The

Lease, as amended, provides the Company the ability to lease a substantial portion of the warehouse and distribution system equipment to be constructed and utilized in the Company's warehouse and distribution facility in Las Vegas, Nevada. The maximum amount available under the Lease is $2.5 million. The aggregate amount of installation, transportation, applicable taxes, software costs or licensing fees with respect to the aggregate borrowings under the lease may not exceed 20%. The Lease provides for advances for the purchase of equipment prior to its delivery date (the "Advance Rent Period") which cannot extend past September 30, 1998. Interest during the Advance Rent Period is at the three-month LIBOR plus 2.5% (8.22% at June 30, 1998). There were $526,000 in borrowings outstanding under the Lease at June 30, 1998.

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

Borrowings under the Lease are secured by the underlying equipment leased. The Lease contains cross-default provisions with other borrowing agreements, early termination charges and a $1.5 million minimum utilization requirement. The Lease requires the Company to meet the same quarterly financial and operating covenants contained in the Loan Agreement with Bank of America National Trust and Savings Association above. At June 30, 1998, the Company was in compliance with the financial and operating covenants or has received waivers of noncompliance from the bank.

     Convertible Subordinated Note Payable.  The Company entered into a credit
     -------------------------------------
agreement with Image Investors Co. ("IIC"), a principal stockholder of the Company owned and controlled by John W. Kluge and Stuart Subotnick, dated as of September 29, 1997, pursuant to which the Company borrowed $5 million from IIC, with interest payable quarterly at 8% per annum, and principal due in five years. The loan is unsecured and subordinated to any obligations to Union Bank and is convertible into the Company's common stock at any time during the term at a conversion price of $3.625 per share, the closing price of the Company's common stock on September 29, 1997.

     Note Payable to Bank.  In July 1997, the Company borrowed $1,350,000 under
     --------------------
a Business Loan Agreement (the "Business Loan Agreement") with Pioneer Citizens Bank in Nevada. The Business Loan Agreement, as amended, bears interest at prime plus 1.75% (10.25% at June 30, 1998), matures on August 1, 1999 and is secured by a deed of trust on the approximately 8.8 acres of land adjacent to the Company's 8.4 acre warehouse and distribution facility construction site in Las Vegas, Nevada.

  OTHER OBLIGATIONS.
  -----------------

  At June 30, 1998, the Company had future license obligations for royalty advances, minimum guarantees and other fees of $3,944,000 due during fiscal 1999, and $1,333,000 due during fiscal 2000. These advances and guarantees are recoupable against royalties and distribution fees earned by the licensors and program suppliers, respectively. Depending upon the competition for license and exclusive distribution rights, the Company may have to pay increased advances, guarantees and/or royalty rates in order to acquire or retain such rights in the future.

  CLOSURE OF SUBSIDIARY -- U.S. LASER VIDEO DISTRIBUTORS, INC.
  -----------------------------------------------------------

  The closure of the Company's wholly-owned subsidiary U.S. Laser Video Distributors, Inc. was completed in July 1998.

  LAS VEGAS WAREHOUSE AND DISTRIBUTION FACILITY AND ADJACENT LAND.
  ---------------------------------------------------------------

  In December 1997, the Company began construction of a 76,000 square foot warehouse and automated distribution facility on approximately 8.4 acres of the Company's real property adjacent to McCarren International Airport in Las Vegas, Nevada. The Company expects the facility to be operational by October 1998.

     Cancellation of Escrow to Sell a Portion of the Nevada Land.  In May 1998,
     -----------------------------------------------------------
the Company entered into an Agreement for Purchase and Sale with Jackson-Shaw Company, a Texas corporation (the "Buyer"), for the sale of the Company's approximately 8.8 acres of unimproved real property located in Las Vegas, Nevada adjacent to the Company's property (on which it is constructing its warehouse and distribution facility) for an ultimate purchase price of $3,100,000. In July 1998, the escrow was canceled by the Buyer as the property did not meet the Buyer's requirements for its intended end use. The Company's present intention is not to remarket the property but rather hold the property near term as an investment.

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

  The Company intends to continue to actively pursue DVD license and distribution rights as it has pursued, and will continue to pursue, LD license and distribution rights.

  DVD Hardware Penetration.  The Electronics Industries Association ("EIA")
  ------------------------
reported that from March 1997 (the DVD format's introduction date) to July 31, 1998, approximately 710,000 DVD players have been sold to consumer electronics retailers. Management estimates that there are currently approximately 425,000 domestic DVD households (approximately 60% of the EIA's estimate above).

  Company DVD Market Share.  According to VideoScan, which tracks point-of-sale
  ------------------------
data from more than 16,000 stores reportedly accounting for 70% of all video sales, the Company's market share of total DVD unit sales from January 1, 1998 through August 2, 1998 is 3.05%. The Company currently ranks eighth in market share behind Warner Home Video (25.77%), Columbia TriStar (15.87%), Universal Home Video (11.20%), Disney (10.89%), MGM (10.15%), New Line (7.43%) and Artisan Entertainment (formerly LIVE Home Entertainment) (4.56%). Sales data includes mass merchandisers and retailers but not most discount outlets.

FORWARD-LOOKING STATEMENTS

  Forward-looking statements, within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, are contained throughout this Form 10-Q. Such statements are based on the beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. When used in this report, the words "anticipate," "believe," "estimate," "may," "plan," "expect" and similar expressions, variations of such terms or the negative of such terms as they relate to the Company or its management are intended to identify such forward-looking statements and should not be regarded as a representation by the Company, its management or any other person that the future events, plans or expectations contemplated by the Company will be achieved. Such statements are based on management's current expectations and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, the Company's actual results, performance or achievements could differ materially from those expressed in, or implied by, any such forward-looking statements. The Company has made forward-looking statements in this Form 10-Q concerning, among other things, (i) the viability of the LD format and market place; (ii) the Company's ability to experience continued sales and maintain its market share of its licensed DVD programing and secure additional exclusive LD and DVD rights; (iii) seeking investment opportunities in growth-oriented companies and securing necessary acquisition financing; and (iv) the date which the Las Vegas, Nevada warehouse and distribution facility will be operational. These statements are only predictions. Actual events or results may differ materially as a result of risks facing the Company. These risks include, but are not limited to: (i) competition from other distributors of the DVD format;
(ii) ability to sustain its core LD business until a transition can be made into DVD, if ever; or whether current LD program suppliers, LD retailers and LD hardware manufacturers will continue to support the LD format during the transition period; (iii) shifts in industry distribution channels; (iv) shifts in retail consumer and wholesale customer buying habits;
(v) difficulties and delays which may be encountered in the compression and authoring production process required to produce DVD programming; (vi) potential installation, implementation and performance difficulties encountered during the testing phase of the Company's newly constructed distribution equipment and custom programmed distribution software utilized to run the Las Vegas, Nevada distribution center; and (vii) other factors referenced in this Form 10-Q. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to announce publicly the result of any revisions to any of the forward-looking statements contained in this and other Securities and Exchange Commission filings of the Company to reflect future events or developments.

               REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------

  The condensed consolidated financial statements as of June 30, 1998 and for the three-month periods ended June 30, 1998 and 1997 in this Form 10-Q have been reviewed by KPMG Peat Marwick LLP, independent certified public accountants, in accordance with established professional standards and procedures for such a review.

  The report of KPMG Peat Marwick LLP commenting upon their review follows.

                      INDEPENDENT AUDITORS' REVIEW REPORT
                      -----------------------------------

The Board of Directors and Shareholders
Image Entertainment, Inc.:

We have reviewed the condensed consolidated balance sheet of Image Entertainment, Inc. and subsidiary as of June 30, 1998, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended June 30, 1998 and 1997. These condensed consolidated financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Image Entertainment, Inc. and subsidiary as of March 31, 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended; and in our report dated May 29, 1998 except for Note 8, as to which the date was June 18, 1998, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of March 31, 1998, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                    /s/ KPMG PEAT MARWICK LLP

Los Angeles, California
August 7, 1998

                          PART II - OTHER INFORMATION
                        ==============================

ITEM 1.  LEGAL PROCEEDINGS.
         -----------------

      On July 31, 1998, the Company filed a complaint in the United States District Court for the Central District of California, Western Division (Case No. CV 98-6203 KMW BQRx), against PolyGram Video, a division of PolyGram Records, Inc., PolyGram N.V., and The Seagram Company, Ltd., which relates to a dispute concerning, among other things, PolyGram Video's obligations under a December 23, 1996 license agreement with the Company (the "Federal Court Action"). The Company has alleged causes of action for fraud, recision of written contract, breach of contract, interference with contract, and unfair business practices.

      The complaint in the Federal Court Action seeks general damages of $3 million for fraud, complete recision of the license agreement, and recovery of unrecouped advances in the approximate amount of $2.4 million. In the alternative, the complaint seeks damages of $6 million for breach of contract and interference with contract, and injunctive relief prohibiting the acquisition of PolyGram by Seagram, or the sale of all or any part of PolyGram's film divisions to finance such acquisition, as a violation of certain provisions of the license agreement. The Company also seeks to recover punitive damages, prejudgment interest, attorney's fees and costs of suit.

      The defendants were served with the summons and complaint on August 3 and 4, 1998, but have not yet appeared, answered or otherwise responded to the complaint. The Company presently intends to prosecute the Federal Court Action to the fullest extent possible.

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

                                  SIGNATURES
                                 -------------

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              IMAGE ENTERTAINMENT, INC.



Date: August 13, 1998         By:  /S/ MARTIN W. GREENWALD
                                   -----------------------
                                   Martin W. Greenwald
                                   Chairman of the Board, Chief Executive
                                   Officer,
                                   President and Treasurer



Date: August 13, 1998         By:  /S/ JEFF M. FRAMER
                                   ------------------
                                   Jeff M. Framer
                                   Chief Financial Officer

                                 EXHIBIT INDEX
                               ================

Exhibit No.    Description
-----------------------------------------------------------------------------

10.1 + The Company's 1998 Incentive Plan. Filed as Exhibit A to the Company's Notice of Annual Meeting and Proxy Statement dated July 29, 1998, and incorporated by reference herein.

10.2 * Amendment No. 7 dated as of July 13, 1998 to Loan Agreement dated as of December 17, 1996 by and between the Company and Union Bank of California, N.A.

10.3 * Amendment No. 2 dated as of June 29, 1998 to Business Loan Agreement dated as of March 10, 1997 by and between the Company and Bank of America National Trust and Savings Association.

15 * Consent Letter of KPMG Peat Marwick LLP, Independent Certified Public Accountants.

27 *           Financial Data Schedule Three Months Ended June 30, 1998.

----------------

              * EXHIBIT(S) NOT PREVIOUSLY FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

              +      MANAGEMENT CONTRACTS, COMPENSATORY PLANS OR ARRANGEMENTS.