Form 10-Q
period 1998-09-30
IMAGE ENTERTAINMENT INC
filed 1998-11-12
CIK 216324

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            _______________________

                                   FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                       OR
[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 For The Transition Period From ......To...........

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

Number of shares outstanding of the registrant's common stock on November 6,
1998:   13,551,038

================================================================================

================================================================================
                             PART I - FINANCIAL INFORMATION
================================================================================

ITEM 1.  FINANCIAL STATEMENTS.
         --------------------

                           IMAGE ENTERTAINMENT, INC.

                          CONSOLIDATED BALANCE SHEETS

                     September 30, 1998 and March 31, 1998

================================================================================

                                     ASSETS

                                                              September 30, 1998  March 31, 1998
                                                              ------------------  ---------------
(In thousands)                                                    (unaudited)
Cash and cash equivalents                                          $ 1,519         $ 1,015

Accounts receivable, net of allowances of
 $4,111 - September 30, 1998;
 $4,604 - March 31, 1998                                             6,464           6,978

Inventories (Note 3)                                                11,735          11,205

Royalties, distribution fee and license fee advances                 3,973           4,566

Prepaid expenses and other assets                                    1,229           1,094

Property, equipment and improvements, net of
 accumulated depreciation and amortization of
 $4,898 - September 30, 1998;
 $4,570 - March 31, 1998                                            12,545           8,923
                                                                   -------         -------

                                                                   $37,465         $33,781
                                                                   =======         =======



          See accompanying notes to consolidated financial statements

                           IMAGE ENTERTAINMENT, INC.

                          CONSOLIDATED BALANCE SHEETS

                     September 30, 1998 and March 31, 1998

================================================================================
                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                 September 30, 1998   March 31, 1998
                                                                 -------------------  ---------------
(In thousands, except share data)                                    (unaudited)
LIABILITIES:

Accounts payable and accrued liabilities                               $ 12,739         $ 12,303

Accrued royalties, distribution fees and license fees                     1,866            2,003

Revolving credit facility (Note 5)                                        3,760            2,315

Construction credit facility (Note 6)                                     3,434            1,619

Distribution equipment lease facility (Note 7)                              944              526

Convertible subordinated note payable (Note 8)                            5,000            5,000

Note payable (Note 8)                                                     1,350            1,350
                                                                       --------         --------

  Total liabilities                                                      29,093           25,116
                                                                       --------         --------

SHAREHOLDERS' EQUITY:

Preferred stock, $1 par value, 3,366,000 shares
  authorized; none issued and outstanding                                    --               --

Common stock, no par value, 25 million  shares authorized;
  13,549,000 and 13,493,000 issued and outstanding
  at September 30, 1998 and March 31, 1998, respectively                 17,924           17,764

Additional paid-in capital                                                3,094            3,064

Accumulated deficit                                                     (12,646)         (12,163)
                                                                       --------         --------

  Net shareholders' equity                                                8,372            8,665
                                                                       --------         --------

                                                                       $ 37,465         $ 33,781
                                                                       ========         ========

          See accompanying notes to consolidated financial statements

                           IMAGE ENTERTAINMENT, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

            For the Three Months Ended September 30, 1998 and 1997

================================================================================

(In thousands, except per share data)      1998      1997
                                         --------  --------
NET SALES                                $13,834   $16,412

OPERATING COSTS AND EXPENSES:
  Cost of sales                           10,607    13,283
  Selling expenses                         1,284     1,185
  General and administrative expenses      1,408     1,124
  Amortization of production costs         1,067       888
                                         -------   -------

                                          14,366    16,480
                                         -------   -------

OPERATING LOSS                              (532)      (68)

OTHER EXPENSES (INCOME):
  Interest expense                           178       129
  Interest income                            (23)       (7)
                                         -------   -------

                                             155       122
                                         -------   -------

LOSS BEFORE INCOME TAXES                    (687)     (190)

INCOME TAX BENEFIT                            --        (6)
                                         -------   -------

NET LOSS                                 $  (687)  $  (184)
                                         =======   =======

NET LOSS PER SHARE (Note 4):
  Basic                                    $(.05)    $(.01)
  Diluted                                  $(.05)    $(.01)
                                         =======   =======

WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING (Note 4):
  Basic                                   13,546    13,486
                                         =======   =======
  Diluted                                 13,546    13,486
                                         =======   =======



          See accompanying notes to consolidated financial statements

                           IMAGE ENTERTAINMENT, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

             For the Six Months Ended September 30, 1998 and 1997

================================================================================

(In thousands, except per share data)      1998      1997
                                         --------  --------
NET SALES                                $30,974   $33,314

OPERATING COSTS AND EXPENSES:
  Cost of sales                           23,804    27,332
  Selling expenses                         2,514     2,232
  General and administrative expenses      2,629     2,133
  Amortization of production costs         2,193     1,719
                                         -------   -------

                                          31,140    33,416
                                         -------   -------

OPERATING LOSS                              (166)     (102)

OTHER EXPENSES (INCOME):
  Interest expense                           354       332
  Interest income                            (48)      (53)
                                         -------   -------

                                             306       279
                                         -------   -------

LOSS BEFORE INCOME TAXES                    (472)     (381)

INCOME TAX EXPENSE (BENEFIT)                  11        (6)
                                         -------   -------

NET LOSS                                 $  (483)  $  (375)
                                         =======   =======

NET LOSS PER SHARE (Note 4):
  Basic                                    $(.04)    $(.03)
  Diluted                                  $(.04)    $(.03)
                                         =======   =======

WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING (Note 4):
  Basic                                   13,526    13,457
                                         =======   =======
  Diluted                                 13,526    13,457
                                         =======   =======


          See accompanying notes to consolidated financial statements

                           IMAGE ENTERTAINMENT, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

              For the Six Months Ended September 30, 1998 and 1997
================================================================================

(In thousands)                                                     1998      1997
                                                                 --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                         $  (483)  $  (375)

Adjustments to reconcile net loss
 to net cash provided by operating activities:
  Amortization of production costs                                 2,193     1,719
  Depreciation and other amortization                                329       430
  Amortization of stock warrants                                      --        49
  Amortization of restricted stock grants                             30        --
  Provision for slow-moving inventories                              349     1,011
  Provision for estimated doubtful accounts,
     net of recoveries                                                29      (315)
Changes in assets and liabilities associated
 with operating activities:
  Accounts receivable                                                485     2,435
  Inventories                                                       (574)      412
  Royalty, distribution and license fee advances, net                593       431
Production cost expenditures                                      (2,498)   (1,858)
Prepaid expenses and other assets                                   (135)      (17)
Accounts payable, accrued royalties and liabilities                  299    (2,287)
                                                                 -------   -------

  Net cash provided by operating activities                          617     1,635
                                                                 -------   -------

CASH FLOWS FROM INVESTING ACTIVITIES:

Net cash used by investing activities -- capital expenditures     (1,718)     (360)
                                                                 -------   -------


          See accompanying notes to consolidated financial statements

                           IMAGE ENTERTAINMENT, INC.

                                  (UNAUDITED)

              For the Six Months Ended September 30, 1998 and 1997

================================================================================

(In thousands)                                             1998       1997
                                                         ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:

 Advances under revolving credit facility                $ 22,161   $ 19,641
 Advances under construction credit facility                   --        400
 Repayment of short-term debt                                  --       (285)
 Repayment of advances under revolving credit facility    (20,716)   (22,720)
 Proceeds from issuance of note payable                        --      1,350
 Net proceeds from exercise of stock options                  160        310
                                                         --------   --------

Net cash provided (used) by financing activities            1,605     (1,304)
                                                         --------   --------

NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                             504        (29)

 Cash and cash equivalents at beginning of period           1,015      1,090
                                                         --------   --------

 Cash and cash equivalents at end of period              $  1,519   $  1,061
                                                         ========   ========

SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION:

  Cash paid during the period for:
     Interest                                            $    436   $    284
     Income taxes                                        $     --   $     90
                                                         ========   ========


SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:

During the six months ended September 30, 1998, the Company incurred $2,233,000 relating to the construction of the Nevada warehouse and distribution facility, design and coding of custom warehouse management system software and purchase of distribution equipment and management information systems hardware. These costs were funded under the Company's construction credit and distribution equipment lease facilities. See "Note 6. Construction Credit Facility" and "Note 7. Distribution Equipment Lease Facility."


          See accompanying notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
--------------------------------------------------------------------------------

NOTE 1.  BASIS OF PRESENTATION.

The accompanying consolidated financial statements as of September 30, 1998 and for the three- and six-month periods ended September 30, 1998 and 1997 include the accounts of Image Entertainment, Inc. and its wholly-owned subsidiary U.S. Laser Video Distributors, Inc. (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying consolidated balance sheet at September 30, 1998 and the related consolidated statements of operations and cash flows for the periods ended September 30, 1998 and 1997 of the Company included herein are unaudited; however, such information reflects all adjustments of a normal recurring nature which management believes are necessary for a fair presentation of results for the interim periods. The accompanying consolidated financial information for the periods ended September 30, 1998 and 1997 should be read in conjunction with the Financial Statements, the Notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's March 31, 1998 Form 10-K.

The preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. The significant areas requiring the use of management estimates relate to allowances for slow-moving inventories, doubtful accounts receivables, unrecouped royalty/distribution fee advances and sales returns. Although these estimates are based on management's knowledge of current events and actions management may undertake in the future, actual results may ultimately differ from those estimates.

Certain fiscal 1998 balances have been reclassified to conform with the fiscal 1999 presentation.

Seasonality and Variability.  The Company has generally experienced higher sales
---------------------------
of laserdisc ("LD") programming in the quarters ended December 31 and March 31 due to increased consumer spending associated with the year-end holidays and the home video release of many high profile, high budget summer theatrical releases; however, since most sales of a title occur in the first few months after its release, sales also vary with the popularity of titles in release. The Company expects sales of its digital video disc ("DVD") programming to follow the same trend. In addition, other factors contribute to fluctuations in the Company's net sales of LD and DVD on a quarterly basis. These factors include: (i) competition from DVD, a competing video format, which has negatively affected wholesale and retail customer demand for LD programming; (ii) the popularity of titles in release during the quarter; (iii) the Company's marketing and promotional activities; (iv) the Company's licensing and distribution activities relating to new video programming; (v) the extension, termination or non-renewal of existing license and distribution rights; and (vi) general and economic changes affecting consumer demand for LD and DVD hardware and software and affecting the buying habits of the Company's customers. The

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
--------------------------------------------------------------------------------

results of operations for the three- and six-month periods ended September 30, 1998 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 1999.

NOTE 2.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS.

The Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income" ("SFAS No. 130") in June, 1997. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. The Company adopted SFAS No. 130 on April 1, 1998. Comprehensive income is the change in equity of a business enterprise during a period from transactions and all other events and circumstances from nonowner sources. Other comprehensive income includes foreign currency items, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities. The Company did not have components of other comprehensive income during the three- and six-month periods ended September 30, 1998 and 1997. As a result, comprehensive loss is the same as the net loss for the three- and six-month periods ended September 30, 1998 and 1997.

The Financial Accounting Standards Board issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131") in June, 1997. SFAS No. 131 establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires enterprises to report selected information about operating segments in interim financial reports issued to shareholders.
It also establishes standards for related disclosures about products and services, geographic areas and major customers. It replaces the "industry segment" concept of SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," with a "management approach" concept as to basis for identifying reportable segments. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. The Company will adopt SFAS No. 131 in the annual financial statements of the fiscal year ending March 31, 1999. Management is currently evaluating the impact of SFAS No. 131.

The AICPA's Accounting Standards Executive Committee ("AcSEC") issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed for Internal Use" in March 1998. SOP 98-1 provides guidance on the capitalization of software for internal use. SOP 98-1 is effective for financial statements for periods beginning after December 15, 1998. The Company will adopt SOP 98-1 in the annual financial statements of the fiscal year ending March 31, 2000. Management believes adoption of SOP 98-1 will not have a material impact on the Company's financial position or results of operations.

AcSEC issued SOP 98-5, "Reporting on the Cost of Start-Up Activities" in April 1998. SOP 98-5 requires that all costs of start-up activities, including organization costs, be expensed as incurred. SOP 98-5 is

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
--------------------------------------------------------------------------------

effective for financial statements for periods beginning after December 15, 1998. The Company will adopt SOP 98-5 in the annual financial statements of the fiscal year ending March 31, 2000. Management believes adoption of SOP 98-5 will not have a material impact on the Company's financial position or results of operations.

NOTE 3.    INVENTORIES.

Inventories at September 30, 1998 and March 31, 1998 are summarized as follows:

                                         September 30,  March 31,
(In thousands)                              1998          1998
                                         ------------   ---------
  LD                                         $13,795     $15,641
  DVD                                          3,603       2,128
  Other                                          620         577
                                             -------     -------
                                              18,018      18,346
  Reserve for slow-moving inventories         (8,545)     (9,098)
                                             -------     -------
                                               9,473       9,248
  Production costs, net                        2,262       1,957
                                             -------     -------

                                             $11,735     $11,205
                                             =======     =======

Inventories consist primarily of finished products for sale and are stated at the lower of average cost or market.

Production costs are net of accumulated amortization of $6,695,000 and $6,013,000 at September 30, 1998 and March 31, 1998, respectively.

NOTE 4.  NET INCOME PER SHARE.

In February 1997, Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128") was issued. SFAS No. 128 supersedes Accounting Principles Board Opinion No. 15, "Earnings Per Share" and specifies the computation, presentation, and disclosure requirements for earnings per share for entities with publicly held common stock. The Company adopted SFAS No. 128 in the fiscal year ended March 31, 1998.

Accordingly, the accompanying net loss per share information, including all information restated for the three- and six-month periods ended September 30, 1997, has been calculated and presented in

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
--------------------------------------------------------------------------------

accordance with the provisions of SFAS No. 128. In accordance with SFAS No. 128, the Company has presented both basic and diluted net loss per share in its consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
--------------------------------------------------------------------------------


The numerators and denominators used in computing basic and diluted net loss per share for the three- and six-month periods ended September 30, 1998 and 1997 are as follows:

                                               Three months    Three months     Six months      Six months
                                                  ended           ended           ended           ended
                                              September 30,   September 30,   September 30,   September 30,
(In thousands, except per share data)              1998            1997            1998            1997
                                              --------------  --------------  --------------  --------------

Net loss (basic and diluted numerator)              $  (687)        $  (184)        $  (483)        $  (375)
                                                    =======         =======         =======         =======

Weighted average common shares outstanding
(basic and diluted denominator)                      13,546          13,486          13,526          13,457
                                                    =======         =======         =======         =======

Basic and diluted net loss per share                $  (.05)        $  (.01)        $  (.04)        $  (.03)
                                                    =======         =======         =======         =======

During the periods ended September 30, 1998 and 1997, there were 1,844,000 and 2,384,000, respectively, of outstanding stock options and common shares underlying a convertible security (in the 1998 periods only) which were not included in the computation of diluted net loss per share. For the three and six months ended September 30, 1998 and 1997, the calculation of diluted net loss per share did not include common stock equivalents as their effect would be antidilutive.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
--------------------------------------------------------------------------------

NOTE 5.  REVOLVING CREDIT FACILITY.

In December 1996, the Company entered into a Loan Agreement (the "Agreement") with Union Bank. The Agreement, as amended, provides for revolving advances and the issuance of standby letters of credit under a $10 million revolving credit facility which expires June 30, 1999. Borrowings under the Agreement are at Union Bank's prime rate plus .50% (8.75% at September 30, 1998). The Agreement provides the Company the option of borrowing for fixed periods at the London Interbank Offered Rate ("LIBOR") plus 3.0% (8.375% at September 30, 1998).

Borrowings under the Agreement are secured by substantially all of the Company's assets located in California. Funds available for borrowing may not exceed the borrowing base specified in the Agreement. At September 30, 1998, $3,760,000 in borrowings were outstanding under the Agreement, all of which was borrowed under the prime rate plus .50% option, and $2,289,000, net of amounts utilized for outstanding letters of credit, was available for borrowing. The Agreement requires the Company to comply with certain quarterly financial and operating covenants. At September 30, 1998, the Company was in compliance with the financial and operating covenants or has received waivers of noncompliance from Union Bank.

NOTE 6.  CONSTRUCTION CREDIT FACILITY.

In March 1997, the Company entered into a Business Loan Agreement (the "Loan Agreement") with Bank of America National Trust and Savings Association in Nevada. The Loan Agreement, as amended, provides for a construction line of credit (the "Construction Line") through September 30, 1998. The maximum available under the Construction Line (the "Maximum Commitment") is $3,434,000. Interest under the Construction Line is at the bank's prime rate plus 1.25% (9.5% at September 30, 1998). At September 30, 1998, $3,434,000 in borrowings were outstanding under the Construction Line and in accordance with the Loan Agreement, the Construction Line converted to a revolving line of credit (the "Revolving Line").

Under the Revolving Line, the Company may repay and reborrow principal amounts provided the Revolving Line does not exceed the Maximum Commitment, which shall be reduced quarterly beginning December 31, 1998 by $43,000. The Revolving Line expires January 31, 2008. The Company has the option under the Revolving Line to borrow at the bank's prime rate plus 1.25% or for fixed periods at LIBOR plus either 2.25% or 2.65% depending on level of the Company's debt service coverage ratio, as defined in the Loan Agreement.

Borrowings under the Loan Agreement are secured by a deed of trust on the approximate 8.4 acres of land in Las Vegas, Nevada on which the Company has constructed its new warehouse and distribution facility, as well as any of the Company's personal property located in Nevada, excluding

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
--------------------------------------------------------------------------------

inventory held for sale. The Loan Agreement contains cross-default provisions to other borrowing agreements and imposes certain restrictions on such items as payment of dividends and stock repurchases. The Loan Agreement requires the Company to comply with certain quarterly financial and operating covenants. At September 30, 1998, the Company was in compliance with the financial and operating covenants or has received waivers of noncompliance from the bank.

NOTE 7.  DISTRIBUTION EQUIPMENT LEASE FACILITY.

In March 1997, the Company entered into a Lease Intended As Security Agreement (the "Lease") with BankAmerica Leasing & Capital Corporation. The Lease, as amended, provides the Company the ability to lease a substantial portion of the warehouse and distribution system equipment utilized in the Company's warehouse and distribution facility in Las Vegas, Nevada. The maximum amount available under the Lease is $2.5 million. The aggregate amount of installation, transportation, applicable taxes, software costs or licensing fees with respect to the aggregate borrowings under the lease may not exceed 20% of the Company's total borrowings under the Lease. The Lease provides for advances for the purchase of equipment prior to its delivery and acceptance date (the "Advance Rent Period") which cannot extend past November 30, 1998. Interest during the Advance Rent Period is at the three-month LIBOR plus 2.5% (7.81% at September 30, 1998). There were $944,000 in borrowings outstanding under the Lease at September 30, 1998.

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

Borrowings under the Lease are secured by the underlying equipment leased. The Lease contains cross-default provisions with other borrowing agreements, early termination charges and a $1.5 million minimum utilization requirement. The Lease requires the Company to meet the same quarterly financial and operating covenants contained in the Loan Agreement with Bank of America National Trust and Savings Association above. At September 30, 1998, the Company was in compliance with the financial and operating covenants or has received waivers of noncompliance from the bank.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
--------------------------------------------------------------------------------

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

Note Payable to Bank.  In July 1997, the Company borrowed $1,350,000 under a
--------------------
Business Loan Agreement (the "Business Loan Agreement") with Pioneer Citizens Bank in Nevada. The Business Loan Agreement, as amended, bears interest at prime plus 1.75% (10% at September 30, 1998), matures on August 1, 1999 and is secured by a deed of trust on the approximately 8.8 acres of land adjacent to the Company's 8.4 acre warehouse and distribution facility site in Las Vegas, Nevada.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS.
         -------------

GENERAL

     The Company operates in the domestic home video market. The Company has licensed and distributed a broad range of programming on laserdisc ("LD") since 1983. In prior fiscal years, the Company's net sales were derived almost entirely from the distribution of the LD format. In March 1997, a new optical disc format, the digital video disc ("DVD") was introduced. The Company began distributing DVD programming on a nonexclusive wholesale basis in March 1997 and began releasing exclusively licensed DVD programming in June 1997. The Company generally enters into license agreements whereby it acquires the exclusive right to manufacture and distribute LD and/or DVD programming. In addition, the Company acts as an exclusive wholesale distributor of LD and DVD programming.
In January 1998, the Company began selling music programming on compact audio disc ("CD") encoded in the DTS Digital Surround ("DTS") multichannel audio format as well as certain programming on videocassette tape ("VHS"). The accompanying consolidated financial information for the three and six months ended September 30, 1998 and 1997 should be read in conjunction with the Financial Statements, the Notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's March 31, 1998 Form 10-K.

RESULTS OF OPERATIONS

THE THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1997

     Net sales for the September 1998 quarter decreased 15.7% to $13,834,000 from $16,412,000 for the September 1997 quarter. Net sales of DVD programming for the September 1998 quarter increased to $6,600,000, or 48% of net sales, from $2,956,000, or 18% of net sales, for the September 1997 quarter. Approximately 58% of total September 1998 quarter DVD net sales were derived from exclusively distributed or licensed programming versus approximately 42% for the September 1997 quarter. The decrease in the September 1998 quarter net sales was due to the decline in net sales of LD programming, offset, in part, by the Company's increased distribution of DVD programming. Net sales of LD programming for the September 1998 quarter declined 46% to $7,234,000, or 52% of net sales, from $13,456,000, or 82% of net sales, for the September 1997 quarter due to DVD's continued adverse impact on the LD marketplace. The major music/video software retailer chains have dramatically reduced their LD purchasing in favor of DVD purchasing. Net sales from exclusive distribution of DTS encoded software (LD and CD) were $885,000 and $350,000 for the September 1998 and 1997 quarters, respectively. Net sales from exclusive distribution of VHS programming were not material for the September 1998 and 1997 quarters.

  Cost of sales (LD, DVD, CD and VHS collectively) for the September 1998 quarter decreased to $10,607,000, or 77% of net sales, from $13,283,000, or 81% of net sales, for the September 1997 quarter. The margin improvement for the September 1998 quarter primarily reflects a significantly decreased provision for slow-moving LD inventory as well as higher average margins from exclusive DVD programming versus LD programming and lower LD manufacturing costs as compared to the September 1997 quarter.

  Selling expenses for the September 1998 quarter increased 8.4% to $1,284,000, or 9.3% of net sales, from $1,185,000, or 7.2% of net sales, for the September 1997 quarter. The September 1998 quarter's increase, as a percentage of net sales, was primarily due to higher personnel and distribution costs associated with DVD and DTS distribution and increased trade and media advertising costs, offset, in part, by reduced distribution expenses for U.S. Laser which was winding down its operations through its closure in July 1998.

  General and administrative expenses for the September 1998 quarter increased 25.3% to $1,408,000, or 10.2% of net sales, from $1,124,000, or 6.8% of net sales, for the September 1997 quarter. The September 1998 quarter's increase in absolute dollars is attributable to higher personnel costs, higher professional fees and a higher provision for doubtful receivables (the September 1997 quarter included net recoveries of previously provided for doubtful accounts receivable from certain customers), offset, in part, by reduced overhead for U.S. Laser which was winding down its operations through its closure in July 1998.

  Amortization of production costs for the September 1998 quarter increased 20.2% to $1,067,000, or 7.7% of net sales, from $888,000, or 5.4% of net sales, for the September 1997 quarter. The increase is primarily attributable to costs associated with the incremental production of exclusive DVD titles as well as the higher overhead in the Company's creative services and production departments necessary to produce the greater volume of LD and DVD titles. Amortization of production costs will vary based upon the mix, timing and number of exclusive DVD and LD titles placed into production.

  Interest expense for the September 1998 quarter increased 38.0% to $178,000, or 1.3% of net sales, from $129,000, or 0.8% of net sales, for the September 1997 quarter. The increase is attributable to higher average debt levels during the September 1998 quarter. Interest incurred on funds borrowed to construct the Nevada warehouse and distribution facility and capitalized for the three months ended September 30, 1998 was $80,000. The Company did not capitalize interest during the three months ended September 30, 1997.

  Interest income for the September 1998 quarter increased 228.6% to $23,000, or 0.2% of net sales, from $7,000, or less than 0.1% of net sales, for the September 1997 quarter. The Company had higher interest-bearing royalty and distribution fee advances during the September 1998 quarter than during the September 1997 quarter.

  For the three months ended September 30, 1998, the Company recorded a net loss of $687,000, or $.05 per basic and diluted share, compared to a net loss of $184,000, or $.01 per basic and diluted share, for the three months ended September 30, 1997.

THE SIX MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THE SIX MONTHS ENDED SEPTEMBER 30, 1997

  Net sales for the six months ended September 30, 1998 decreased 7.0% to $30,974,000 from $33,314,000 for the six months ended September 30, 1997. Net sales of DVD programming for the six months ended September 30, 1998 increased to $13,096,000, or 42% of net sales, from $4,315,000, or 13% of net sales, for the six months ended September 30, 1997. Approximately 54% of total DVD net sales for the six months ended September 30, 1998 were derived from exclusively distributed or licensed programming versus approximately 31% for the six months ended September 30, 1997. The decrease in net sales for the six months ended September 30, 1998 was due to the decline in net sales of LD programming, offset, in part, by the Company's increased distribution of DVD programming.
Net sales of LD programming for the six months ended September 30, 1998 declined 38% to $17,878,000, or 58% of net sales, from $28,999,000, or 87% of net sales, for the six months ended September 30, 1997 due to DVD's continued adverse impact on the LD marketplace. The major music/video software retailer chains have dramatically reduced their LD purchasing in favor of DVD purchasing. Net sales from exclusive distribution of DTS encoded software (LD and CD) were $1,744,000 and $620,000 for the six months ended September 30, 1998 and 1997, respectively. Net sales from exclusive distribution of VHS programming were not material for the six months ended September 30, 1998 and 1997.

  Cost of sales (LD, DVD, CD and VHS collectively) for the six months ended September 30, 1998 decreased to $23,804,000, or 77% of net sales, from $27,332,000, or 82% of net sales, for the six months ended September 30, 1997. The margin improvement for the six months ended September 30, 1998 primarily reflects a significantly decreased provision for slow-moving LD inventory as well as higher average margins from exclusive DVD programming versus LD programming and lower LD manufacturing costs as compared to the six months ended September 30, 1997.

  Selling expenses for the six months ended September 30, 1998 increased 12.6% to $2,514,000, or 8.1% of net sales, from $2,232,000, or 6.7% of net sales, for the six months ended September 30, 1997. The increase in selling expenses, as a percentage of net sales, for the six months ended September 30, 1998 was primarily due to higher personnel and distribution costs associated with DVD and DTS distribution, increased trade and media advertising, increased circulation of the Company's monthly Preview Magazine which are distributed free of charge to retail customers and increased cost of market development funds offered customers, offset, in part, by reduced distribution expenses for U.S. Laser which was winding down its operations through its closure in July 1998.

  General and administrative expenses for the six months ended September 30, 1998 increased 23.3% to $2,629,000, or 8.5% of net sales, from $2,133,000, or
6.4% of net sales, for the six months ended September 30, 1997. General and administrative expenses for the six months ended September 30, 1997 included net recoveries of previously provided for doubtful accounts receivable from Musicland and Camelot Music (doubtful receivables then-sold by the Company to third party investors). Exclusive of the net recoveries recorded during the six months ended September 30, 1997, general and administrative expenses for the six months ended September 30, 1998 increased 8.0% to $2,629,000, or 8.5% of net sales, from $2,435,000, or 7.3% of net sales, for the six months ended September 30, 1997. The increase in general and administrative expenses for the six months ended September 30, 1998, in absolute dollars, is attributable to higher personnel costs and higher professional fees, offset, in part, by reduced overhead for U.S. Laser which was winding down its operations through its closure in July 1998.

  Amortization of production costs for the six months ended September 30, 1998 increased 27.6% to $2,193,000, or 7.1% of net sales, from $1,719,000, or 5.2% of net sales, for the six months ended September 30, 1997. The increase is primarily attributable to costs associated with the incremental production of exclusive DVD titles as well as the higher overhead in the Company's creative services and production departments necessary to produce the greater volume of LD and DVD titles. Amortization of production costs will vary based upon the mix, timing and number of exclusive DVD and LD titles placed into production.

  Interest expense for the six months ended September 30, 1998 increased 6.6% to $354,000, or 1.1% of net sales, from $332,000, or 1.0% of net sales, for the six months ended September 30, 1997. The increase is attributable to higher average debt levels during the six months ended September 30, 1998. Interest incurred on funds borrowed to construct the Nevada warehouse and distribution facility and capitalized for the six months ended September 30, 1998 was $138,000. The Company did not capitalize interest during the six months ended September 30, 1997.

  Interest income for the six months ended September 30, 1998 decreased 9.4% to $48,000, or 0.2% of net sales, from $53,000, or 0.2% of net sales, for the six months ended September 30, 1997. The Company had less cash invested and lower interest-bearing royalty and distribution fee advances during the six months ended September 30, 1998 than during the six months ended September 30, 1997.

     For the six months ended September 30, 1998, the Company recorded a net loss of $483,000, or $.04 per basic and diluted share, compared to a net loss of $375,000, or $.03 per basic and diluted share, for the six months ended September 30, 1997.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income" ("SFAS No. 130") in June, 1997. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. The Company adopted SFAS No. 130 on April 1, 1998. Comprehensive income is the change in equity of a business enterprise during a period from transactions and all other events and circumstances from nonowner sources. Other comprehensive income includes foreign currency items, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities. The Company did not have components of other comprehensive income during the three- and six-month periods ended September 30, 1998 and 1997. As a result, comprehensive loss is the same as the net loss for the three- and six-month periods ended September 30, 1998 and 1997.

     The Financial Accounting Standards Board issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131") in June, 1997. SFAS No. 131 establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires enterprises to report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. It replaces the "industry segment" concept of SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," with a "management approach" concept as to basis for identifying reportable segments. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. The Company will adopt SFAS No. 131 in the annual financial statements of the fiscal year ending March 31, 1999. Management is currently evaluating the impact of SFAS No. 131.

     The AICPA's Accounting Standards Executive Committee ("AcSEC") issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed for Internal Use" in March 1998. SOP 98-1 provides guidance on the capitalization of software for internal use. SOP 98-1 is effective for financial statements for periods beginning after December 15, 1998. The Company will adopt SOP 98-1 in the annual financial statements of the fiscal year ending March 31, 2000. Management believes adoption of SOP 98-1 will not have a material impact on the Company's financial position or results of operations.

     AcSEC issued SOP 98-5, "Reporting on the Cost of Start-Up Activities" in April 1998. SOP 98-5 requires that all costs of start-up activities, including organization costs, be expensed as incurred. SOP 98-5 is effective for financial statements for periods beginning after December 15, 1998. The Company will adopt SOP 98-5 in the annual financial statements of the fiscal year ending March 31, 2000. Management believes adoption of SOP 98-5 will not have a material impact on the Company's financial position or results of operations.

IMPACT OF YEAR 2000

     The Company is aware of the complexity and the significance of the "Year 2000" issue. The Company utilizes information systems throughout its business to effectively carry out its day-to-day operations. The Company has established its Year 2000 compliance methodology which comprises five phases: discovery, planning, resolution, testing and implementation. The scope of the Company's compliance program includes information technology systems (computer hardware and software), non-information technology systems including facilities (telecommunication systems, distribution center machinery and security systems) and embedded software in production equipment (video and sound processing equipment), and the Year 2000 readiness of significant third-party vendors, which among other things, manufacture the Company's exclusive optical disc programming as well as supply the Company with finished nonexclusive optical disc programming.

     The Company has completed the discovery and planning phases for 90% of both its information technology systems and non-information technology systems. The Company expects to complete the remainder of the discovery and planning phases by December 31, 1998. Approximately 25% of the systems addressed were found to require some level of remediation or replacement. The Company is currently in the resolution phase with respect to such systems for which all affected hardware, software and equipment is being repaired, upgraded, or replaced. The Company expects to complete the resolution phase for all systems (information technology and non-information technology) by March 31, 1999. The Company expects to have completed the testing phase for all systems by June 30, 1999, and the implementation phase by September 30, 1999. Through September 30, 1998, the Company estimates that its resolution and testing phase is approximately 25% complete.

     Through September 30, 1998, the Company has spent approximately $10,000 on the discovery, planning and resolution phases for both information technology and non-information technology systems. The Company expects the remainder of the Year 2000 remediation process to cost approximately $150,000. The Company believes it has sufficient cash, cash flow and borrowing availability to fund this project. All costs are being expensed as incurred.

     The Company will be conducting a comprehensive Year 2000 vendor readiness assessment with all significant third-party vendors. This assessment will consist of distributing a questionnaire to significant third-party vendors including those which manufacture/supply approximately 75% of the exclusive optical discs and packaging and finished nonexclusive optical disc programming purchased by the Company. The Company intends to seek and identify alternative sources for its optical disc programming if it has not received vendor assurance by March 31, 1999. The Company believes there are alternative sources for the manufacturing of its exclusive optical discs. However, in the case of finished new release nonexclusive optical disc programming, the programming is purchased from sole source suppliers and it may not be possible to alternatively source such product.

     In the event that any of the Company's significant vendors do not successfully achieve Year 2000 compliance by December 31, 1999, and in the event the Company cannot alternatively source certain of its exclusive optical disc manufacturing and the purchase of nonexclusive optical disc programming by December 31, 1999, the Company would be unable to obtain certain programming for distribution. This could lead to a loss of revenue and customer dissatisfaction, which could, depending upon the extent of programming lost, have a material adverse effect on the Company's results of operations, liquidity, and financial condition. The Company will make a determination no later than March 31, 1999 as to whether it needs to investigate the possibility of alternatively sourcing such product.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital requirements vary primarily with the level of its licensing, production and distribution activities. The principal recurring uses of working capital in operations are for program licensing costs (i.e., royalty payments, including advances, to program suppliers), distribution fee advances, manufacturing and production costs, costs of acquiring finished product for wholesale distribution and selling, general and administrative expenses. Working capital has historically been provided by cash flows from operations, private sales of common stock, notes representing long-term debt and bank borrowings. Net cash provided by operations decreased 62% to $617,000 for the six months ended September 30, 1998 from $1,635,000 for the six months ended September 30, 1997 due primarily to an increase in net production cost expenditures and DVD inventory purchases during the September 1998 period versus collection of accounts receivable offset, in part, by a decrease in accounts payable during the September 1997 period. Net cash used by investing activities, consisting entirely of capital expenditures, increased 377% to $1,718,000 for the six months ended September 30, 1998 from $360,000 for the six months ended September 30, 1997. The September 1998 capital expenditures primarily relate to the Nevada warehouse and distribution facility. Net cash provided by financing activities was $1,605,000 for the six months ended September 30, 1998 compared to net cash used by financing activities of $1,304,000 for the six months ended September 30, 1997. The net cash provided from financing activities during the six months ended September 30, 1998 resulted from advances under the Company's revolving credit facility. The aforementioned changes for the September 1998 period resulted in net cash and cash equivalents increasing 50% to $1,519,000 at September 30, 1998 from $1,015,000 at March 31, 1998.

     Management believes that its internal and external sources of funding are adequate to meet anticipated needs for the next 12 months. The Company continues to seek investment opportunities in growth oriented companies which would be complementary to the Company's existing operations, such as proprietary content production or entertainment software distribution businesses. The Company will seek acquisition financing should suitable investment opportunities arise. See "Acquisition Agreement" and "Registration Statement Filing" below.

  ACQUISITION AGREEMENT.
  ---------------------

  On August 20, 1998, the Company signed a definitive agreement to acquire substantially all of the assets used in the operation of the optical disc software division of Ken Crane's Magnavox City, Inc., one of the Company's largest customers (the "Division"). The Division is engaged in the business of wholesale and retail distribution of video programming on DVD and LD through its approximately 8,000 square foot retail store located in Westminster, California, mail order and Internet web site located at URL "www.kencranes.com".

  The assets purchased include, but are not limited to DVD and LD inventories, fixed assets and other assets used in the operation of the Division's retail store, mail order and Internet businesses, all rights and ownership of the Division's web site and exclusive and perpetual right to use and exploit the names and logos and derivations thereof used in the operation of the Division. The Division is to operate as a wholly-owned subsidiary of the Company. Ken Crane, Jr., the head of the Division, will enter into a multi-year employment agreement upon the closing of the acquisition and at that time receive a $1.5 million signing bonus from the Company. He will oversee the retail store, mail order and Internet operations of the subsidiary as Vice President, General Manager.

  The purchase price of approximately $6.5 million, substantially due at the date of closing, will consist of the assumption of approximately $1.5 million of specifically identified trade payables plus $3.0 million in cash and 258,370 shares of newly issued common stock of the Company having a value equal to $2 million, subject to adjustments. The Company plans to finance the cash portion of this acquisition, including the signing bonus to Ken Crane Jr. and other guaranteed payments to affiliates of the Seller aggregating $2.0 million, through a registered offering of newly issued common shares of the Company. See "Registration Statement Filing" below.

  The completion of the acquisition is subject to various closing conditions, including the completion of financing satisfactory to the Company. The acquisition will be accounted for as a purchase and accordingly the results of operations of the Division will be included in the Company's consolidated results of operations from the date of closing of the acquisition. The Company has capitalized $270,000 in costs relating to this acquisition as a component of prepaid expenses and other assets in the accompanying consolidated balance sheet at September 30, 1998. Should the acquisition not be consummated, any capitalized costs recorded would be written-off.

  REGISTRATION STATEMENT FILING.
  -----------------------------

  On October 14, 1998, the Company filed a Form S-2 registration statement with the Securities and Exchange Commission covering the sale of up to 2,400,000 shares of newly issued common stock of the Company. The price of the common stock to be sold in the offering will be determined by the Company's Board of Directors based primarily on the market price of the Company's common stock at the time of the pricing, after the registration statement becomes effective. At that time, if the Board of Directors determines that the price of the offering would not be in the best interest of the Company's shareholders, the Company will withdraw the offering.

  The Company intends to use the proceeds from the offering to complete the acquisition of the DVD and LD software business of Ken Crane's Magnavox City, Inc. and for working capital purposes. If the Company does not raise sufficient proceeds in the offering to complete the acquisition, it intends to use the proceeds to acquire additional DVD distribution rights and may also use the proceeds to develop its own Internet web site for DVD and LD retail sales.

  FINANCING ACTIVITIES.
  --------------------

     Revolving Credit Facility.  In December 1996, the Company entered into a
     -------------------------
Loan Agreement ("the Agreement") with Union Bank. The Agreement, as amended, provides for revolving advances and the issuance of standby letters of credit under a $10 million revolving credit facility which expires June 30, 1999. Borrowings under the Agreement are at Union Bank's prime rate plus .50% (8.75% at September 30, 1998). The Agreement provides the Company the option of borrowing for fixed periods at the London Interbank Offered Rate ("LIBOR") plus 3.0% (8.375% at September 30, 1998).

Borrowings under the Agreement are secured by substantially all of the Company's assets located in California. Funds available for borrowing may not exceed the borrowing base specified in the Agreement. At September 30, 1998, $3,760,000 in borrowings were outstanding under the Agreement, all of which was borrowed under the prime rate plus .50% option, and $2,289,000, net of amounts utilized for outstanding letters of credit, was available for borrowing.

The Agreement imposes restrictions on such items as encumbrances and liens, payment of dividends, other borrowings, stock repurchases and capital expenditures. The Agreement requires the Company to comply with certain financial and operating covenants. At September 30, 1998, the Company was in compliance with the financial and operating covenants or has received waivers of noncompliance from Union Bank.

At September 30, 1998, the Company had $1,300,000 of outstanding standby letters of credit issued by Union Bank which expire through November 16, 1999. These letters of credit secure balances due to program suppliers.

     Construction Credit Facility.  In March 1997, the Company entered into a
     ----------------------------
Business Loan Agreement (the "Loan Agreement") with Bank of America National Trust and Savings Association in Nevada. The Loan Agreement, as amended, provides for a construction line of credit (the "Construction Line") through September 30, 1998. The maximum available under the Construction Line ( the "Maximum Commitment") is $3,434,000. Interest under the Construction Line is at the bank's prime rate plus 1.25% (9.5% at September 30, 1998). At September 30, 1998, there were $3,434,000 in borrowings outstanding under the Construction Line and in accordance with the Loan Agreement, the Construction Line converted to a revolving line of credit (the "Revolving Line").

Under the Revolving Line, the Company may repay and reborrow principal amounts provided the Revolving Line does not exceed the Maximum Commitment, which shall be reduced quarterly beginning December 31, 1998 by $43,000. The Revolving Line expires January 31, 2008. The Company has the option under the Revolving Line to borrow at the bank's prime rate plus 1.25% or for fixed periods at LIBOR plus either 2.25% or 2.65% depending on the level of the Company's debt service coverage ratio, as defined in the Loan Agreement.

Borrowings under the Loan Agreement are secured by a deed of trust on the approximate 8.4 acres of land in Las Vegas, Nevada on which the Company constructed its new warehouse and distribution facility, as well as any of the Company's personal property located in Nevada, excluding inventory held for sale. The Loan Agreement contains cross-default provisions to other borrowing agreements and imposes restrictions on such items as payment of dividends and stock repurchases. The Loan Agreement requires the Company to comply with certain quarterly financial and operating covenants. At September 30, 1998, the Company was in compliance with the financial and operating covenants or has received waivers of noncompliance from the bank.

     Distribution Equipment Lease Facility.  In March 1997, the Company entered
     -------------------------------------
into a Lease Intended As Security Agreement (the "Lease") with BankAmerica Leasing & Capital Corporation. The Lease, as amended, provides the Company the ability to lease a substantial portion of the warehouse and distribution system equipment utilized in the Company's warehouse and distribution facility in Las Vegas, Nevada. The maximum amount available under the Lease is $2.5 million. The aggregate amount of installation, transportation, applicable taxes, software costs or licensing fees with respect to the aggregate borrowings under the lease may not exceed 20% of the Company's total borrowings under the Lease. The Lease provides for advances for the purchase of equipment prior to its delivery and acceptance date (the "Advance Rent Period") which cannot extend past November 30, 1998. Interest during the Advance Rent Period is at the three-month LIBOR plus 2.5% (7.81% at September 30, 1998). There were $944,000 in borrowings outstanding under the Lease at September 30, 1998.

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

Borrowings under the Lease are secured by the underlying equipment leased. The Lease contains cross-default provisions with other borrowing agreements, early termination charges and a $1.5 million minimum utilization requirement. The Lease requires the Company to meet the same quarterly financial and operating covenants contained in the Loan Agreement with Bank of America National Trust and Savings Association above. At September 30, 1998, the Company was in compliance with the financial and operating covenants or has received waivers of noncompliance from the bank.

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

     Note Payable to Bank.  In July 1997, the Company borrowed $1,350,000 under
     --------------------
a Business Loan Agreement (the "Business Loan Agreement") with Pioneer Citizens Bank in Nevada. The Business Loan Agreement, as amended, bears interest at prime plus 1.75% (10% at September 30, 1998), matures on August 1, 1999 and is secured by a deed of trust on the approximately 8.8 acres of land adjacent to the Company's 8.4 acre warehouse and distribution facility site in Las Vegas, Nevada.

  OTHER OBLIGATIONS.
  -----------------

  At September 30, 1998, the Company had future license commitments for royalty advances and other fees of $2,167,000 due during the remainder of fiscal 1999, $948,000 due during fiscal 2000 and $25,000 due during fiscal 2001. These advances and fees are recoupable against royalties and distribution fees earned by the licensors and program suppliers, respectively. Depending upon the competition for license and exclusive distribution rights, the Company may have to pay increased advances, fees and/or royalty rates in order to acquire or retain such rights in the future.

  CLOSURE OF SUBSIDIARY -- U.S. LASER VIDEO DISTRIBUTORS, INC.
  -----------------------------------------------------------

  The closure of the Company's wholly-owned subsidiary U.S. Laser Video Distributors, Inc. was completed in July 1998.

  LAS VEGAS WAREHOUSE AND DISTRIBUTION FACILITY AND ADJACENT LAND.
  ---------------------------------------------------------------

  In December 1997, the Company began construction of a 76,000 square foot warehouse and automated distribution facility on approximately 8.4 acres of the Company's real property adjacent to McCarren International Airport in Las Vegas, Nevada. The Company expects to begin shipping certain product by December 31, 1998.

  In May 1998, the Company entered into an Agreement for Purchase and Sale with Jackson-Shaw Company, a Texas corporation (the "Buyer"), for the sale of the Company's approximately 8.8 acres of unimproved real property located in Las Vegas, Nevada adjacent to the Company's property (on which it is constructing its warehouse and distribution facility) for an ultimate purchase price of $3,100,000. In July 1998, the escrow was canceled by the Buyer as the property did not meet the Buyer's requirements for its intended end use. The Company's present intention is not to remarket the property but rather hold the property near term as an investment.

SUMMARY AND OUTLOOK

  Management believes the Company's long-term operating cash flow and liquidity will depend upon the success and extent of the Company's licensing and distribution of DVD software, the viability of the LD market place and the Company's ability to reach the installed LD household base through alternative distribution channels.

  To a lesser extent, future operating cash flow may be positively affected by the success and extent of the Company's exclusive distribution of complimentary entertainment programming in other video/audio formats.

  The Company intends to continue to actively pursue DVD license and distribution rights as it has pursued, and will continue to pursue, LD license and distribution rights.

  DVD Hardware Penetration.  The Electronics Industries Association ("EIA")
  ------------------------
reported that from March 1997 (the DVD format's introduction date) to October 30, 1998, approximately 1,068,000 DVD players have been sold to consumer electronics retailers. Management estimates that there are currently approximately 748,000 domestic DVD households (approximately 70% of the EIA's estimate above).

  Company DVD Market Share.  According to VideoScan, which tracks point-of-sale
  ------------------------
data from more than 16,000 stores reportedly accounting for 70% of all video sales, the Company's market share of total DVD unit sales from January 1, 1998 through October 18, 1998 is 3.07%. The Company currently ranks eighth in market share behind Warner Home Video (24.38%), Columbia TriStar (14.32%), Universal Home Video (12.07%), MGM (10.34%), Disney (9.92%), New Line (8.98%) and Artisan Entertainment (formerly LIVE Home Entertainment) (4.18%). Sales data includes mass merchandisers and retailers but not most discount outlets.

FORWARD-LOOKING STATEMENTS

  Forward-looking statements, within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, are contained throughout this Form 10-Q. Such statements are based on the beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. When used in this report, the words "anticipate," "believe," "estimate," "may," "plan," "expect" and similar expressions, variations of such terms or the negative of such terms as they relate to the Company or its management are intended to identify such forward-looking statements and should not be regarded as a representation by the Company, its management or any other person that the future events, plans or expectations contemplated by the Company will be achieved. Such statements are based on management's current expectations and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, the Company's actual results, performance or achievements could differ materially from those expressed in, or implied by, any such forward-looking statements. The Company has made forward-looking statements in this Form 10-Q concerning, among other things, (i) the viability of the LD format and market place; (ii) the Company's ability to experience continued sales and maintain its market share of its licensed DVD programing and secure additional exclusive LD and DVD rights; (iii) completion of the acquisition of the optical disc software division of Ken Crane's Magnavox City, Inc.; (iv) completion of the offering of its common stock through the Form S-2 registration statement; (v) seeking additional investment opportunities in growth-oriented companies and securing necessary acquisition financing; (vi) the date which the Las Vegas, Nevada warehouse and distribution facility will be operational and shipping product; and (vii) the adequacy and effectiveness of the Company's Year 2000 compliance methodology. These statements are only predictions. Actual events or results may differ materially as a result of risks facing the Company. These risks include, but are not limited to: (i) competition from other distributors of the DVD format; (ii) ability to sustain its core LD business until a transition can be made into DVD, if ever; or whether current LD programming suppliers, LD retailers and LD hardware manufacturers will continue to support the LD format during the transition period; (iii) shifts in industry distribution channels;
(iv) shifts in retail consumer and wholesale customer buying habits; (v) the price of the Company's common stock at the date the registration statement becomes effective; (vi) difficulties and delays which may be encountered in the compression and authoring production process required to produce DVD programming; (vii) potential installation, implementation and performance difficulties encountered during the testing and implementation phases of the Company's newly constructed distribution equipment and custom programmed distribution software utilized to run the Las Vegas, Nevada distribution center;
(viii) unforseen difficulties encountered relating to Year 2000 readiness of embedded software within non-information system's technology; (ix) any ultimate non-Year 2000 compliance by significant information technology, non-information technology and optical disc programming third-party vendors when such vendor's previous public statements of Year 2000 compliance were relied upon by the Company; and (x) other factors referenced in this Form 10-Q. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to announce publicly the result of any revisions to any of the forward-looking statements contained in this and other Securities and Exchange Commission filings of the Company to reflect future events or developments.

              REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
              --------------------------------------------------

     The condensed consolidated financial statements as of September 30, 1998 and for the three- and six-month periods ended September 30, 1998 and 1997 in this Form 10-Q have been reviewed by KPMG Peat Marwick LLP, independent certified public accountants, in accordance with established professional standards and procedures for such a review.

     The report of KPMG Peat Marwick LLP commenting upon their review follows.

                      INDEPENDENT AUDITORS' REVIEW REPORT
                      -----------------------------------

The Board of Directors and Shareholders
Image Entertainment, Inc.:

We have reviewed the condensed consolidated balance sheet of Image Entertainment, Inc. and subsidiary as of September 30, 1998, and the related condensed consolidated statements of operations for the three- and six-month periods ended September 30, 1998 and 1997 and the statement of cash flows for the six-month periods ended September 30, 1998 and 1997. These condensed consolidated financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

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


                                   /s/ KPMG PEAT MARWICK LLP

Los Angeles, California
October 30, 1998

================================================================================
                          PART II - OTHER INFORMATION
================================================================================


ITEM 1.  LEGAL PROCEEDINGS.
         -----------------

      On July 31, 1998, the Company filed a complaint in the United States District Court for the Central District of California, Western Division (Case No. CV 98-6203 AHS ANx), against PolyGram Video, a division of PolyGram Records, Inc., PolyGram N.V., and The Seagram Company, Ltd. (the "California Action"), which relates to a dispute concerning, among other things, PolyGram Video's obligations under a December 23, 1996 license agreement with the Company. The Company has alleged causes of action for fraud, recision of written contract, breach of contract, interference with contract, and unfair business practices.

      The complaint in the California Action seeks general damages of $3 million for fraud, complete recision of the 1996 license agreement, and recovery of unrecouped advances in the approximate amount of $2.4 million. In the alternative, the complaint seeks damages of $6 million for breach of contract and interference with contract, and injunctive relief prohibiting the acquisition of PolyGram N.V. by Seagram, or the sale of all or any part of PolyGram's film divisions to finance such acquisition, as a violation of certain provisions of the license agreement. The Company also seeks to recover punitive damages, prejudgment interest, attorney's fees and costs of suit.

      On August 24, 1998, after being served with the complaint in the California Action, PolyGram Records filed a separate suit against the Company in the United States District Court for the Southern District of New York (Case No. 98 Civ. 6025 JGK), asserting that the California Action is frivolous and seeking damages of $1 to $3 million for the Company's alleged breach of the 1996 license agreement, plus prejudgment interest, attorney's fees and cost of suit (the "New York Action"). On August 25, 1998, PolyGram filed a motion to have the California Action dismissed or moved to New York, which is currently set for hearing on November 23, 1998. After the Company stated its intention to file a motion to have the New York Action dismissed or moved to California, the New York Court stayed the New York Action pending a decision on the venue motion in the California Action.

      The Company presently intends to prosecute the California Action to the fullest extent possible and to vigorously defend the New York Action.

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

                             IMAGE ENTERTAINMENT, INC.



Date: November 12, 1998      By: /S/ MARTIN W. GREENWALD
                                 -----------------------------------------------
                                 Martin W. Greenwald
                                 Chairman of the Board, Chief Executive Officer, President and Treasurer



Date: November 12, 1998      By: /S/ JEFF M. FRAMER
                                 -----------------------------------------------
                                 Jeff M. Framer
                                 Chief Financial Officer

================================================================================
                                 EXHIBIT INDEX
================================================================================


Exhibit No.    Description
-----------    -----------

10.1 * Third Amendment dated September 25, 1998 to Lease Intended as Security between the Company and BA Leasing & Capital Corporation dated March 19, 1997.

10.2 * Amendment No. 8 dated as of October 23, 1998 to Loan Agreement dated as of December 17, 1996 by and between the Company and Union Bank of California, N.A.

15 * Consent Letter of KPMG Peat Marwick LLP, Independent Certified Public Accountants.

27 *           Financial Data Schedule for the Six Months Ended September 30,
               1998.

__________________

               * EXHIBIT(S) NOT PREVIOUSLY FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.