Form 10-K405/A
period 1998-03-31
IMAGE ENTERTAINMENT INC
filed 1998-11-30
CIK 216324

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            _______________________
                                   FORM 10-K

                              AMENDMENT NO. 1 TO

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

================================================================================

                           IMAGE ENTERTAINMENT, INC.
                                AMENDMENT NO. 1
                            FORM 10-K ANNUAL REPORT
                   FOR THE FISCAL YEAR ENDED MARCH 31, 1998

                                 AMENDED ITEMS
                                 -------------


PART I

          ITEM 1.     Business

PART II

          ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
          ITEM 8.     Financial Statements and Supplementary Data

PART IV

          ITEM 14.    Exhibits, Financial Statement Schedules and Reports on
                      Form 8-K

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

     VIDEO QUALITY.  Both DVD and LD are optical disc formats which are read by
     -------------
a laser beam. DVD's picture is digital while LD's picture is analog. DVD's video image is compressed to fit on a 5" disc while LD's video image is transferred to a 12" disc. Both DVD and LD provide picture quality superior to VHS. DVD, LD and VHS respectively offer 500 (if properly compressed), 425 and 240 lines of resolution.

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

     RETAIL SALE AND PRICING.  LDs and DVDs are priced for the sell-through
     -----------------------
market as opposed to the rental market. Currently, most LD titles sell for between $29.99 and $39.99 and are generally discounted up to 20% by the speciality LD retailer, music chain stores and mail order/Internet sources that sell LDs. Since DVD's introduction, LD retailers and vendors have added DVD programming to their offerings. Currently, most DVD titles sell for between $24.99 and $29.99 and are generally discounted up to 20%. Major video/music software discounters and retailers such as Best Buy, Musicland and Tower are the DVD market leaders, with large selections of DVD titles. Mass merchants such as Wal-Mart and Target Stores, with a small presence in DVD, have announced plans to increase the number of outlets that carry DVD. With increasing DVD hardware penetration and growing consumer interest in DVD, an increasing number of video speciality stores are stocking DVD software for rental and sale.

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

     Exclusive titles from the following licensors accounted for the largest percentages of fiscal 1998 net sales (the only percentage equal to or in excess of 10% is indicated): Disney (17%, or 21.5% of LD only revenues) (agreement covers LD titles only), New Line (agreement covers LD titles only), Warner (license agreement for certain classic MGM/UA and MGM/Turner library titles only) (agreement covers LD titles only), Polygram (agreement covers LD titles only) and Playboy (includes revenue derived from the sale of both LD and DVD titles). Exclusive titles from the following licensors accounted for the largest percentages of fiscal 1997 net sales (only percentages equal to or in excess of 10% are indicated) (the Company did not release any exclusively licensed DVD titles in the fiscal 1997): Disney (26.9%, or 27.1% of LD only revenues), MGM (10.2%), New Line, Warner (agreement covers certain classic MGM/UA and MGM/Turner library titles only) and Hallmark. Exclusive titles from the following licensors accounted for the largest percentages of fiscal 1996 net sales (the only percentage equal to or in excess of 10% is indicated) (DVD was not introduced until the end of fiscal 1997): Disney (27.7%), New Line, Orion, Hallmark and MGM. The decline in total sales of Disney LD titles from 26.9% in fiscal 1997 to 17% in fiscal 1998 is attributable primarily to two factors: (1) DVD sales increased as a percentage of total (LD and DVD) sales from 1% in 1997 to 21% in 1998, resulting in a lower percentage of Disney LD sales to total sales; and (2) the general decline in annual LD sales and the corresponding change in retailer purchasing patterns for LD resulting from DVD's presence in the market.

     The terms for the five licenses which accounted for the largest percentages of fiscal 1998 net sales are as follows: (1) Under the Company's exclusive LD output license agreement with Disney, the Company has the right to distribute Disney programming (i.e., titles from The Walt Disney Company, such as the animated classics Little Mermaid and Hercules, Touchstone, Buena Vista and Hollywood Pictures, and certain Miramax titles) on LD in the United States and Canada and their respective territories (although Disney may distribute to certain accounts if it so elects) through December 31, 1999 (and in some instances through June 30, 2000), however, Disney can terminate the license if specified events of default occur, such as a "change in control" (as defined in the agreement) of the Company. (2) The Company's December 22, 1992 exclusive LD output license with New Line would have expired on December 31, 1997, however, the parties agreed that the term will continue indefinitely unless terminated by either party upon the giving of 90 days' prior written notice. (3) The Company's exclusive LD output license agreement with Warner (that covers certain classic MGM/UA and MGM/Turner library titles only) ended on May 21, 1998 and the Company is currently in a six month nonexclusive "sell-off period" with respect to the titles. The Company had the opportunity to extend the agreement, however, the terms of the extension were not favorable to the Company given the recent decline in consumer demand for LD. The Company is currently seeking to negotiate terms of a new agreement; however, there can be no assurance that the Company will be successful in such negotiations. (4) The Company's exclusive LD output license agreement with Polygram expires on January 1, 2002. The Company is currently seeking to renegotiate terms more favorable to the Company; however, there can be no assurance that the Company will be successful in such negotiations. (5) The Company's exclusive LD output license agreement with Playboy expires on July 31, 1998; however, the parties are currently actively negotiating a new agreement which will revise and extend the grant of LD rights and also incorporate certain of the terms and conditions embodied in an existing agreement between the parties covering exclusive DVD rights. The new agreement, which will cover both LD and DVD rights, should extend the Company's exclusive LD and DVD rights to February 27, 2002 (subject to early termination of DVD rights, at Playboy's option, should the installed based of DVD players reach 3 million); however, there can be no assurance that the Company will be successful in such negotiations.

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

SALES, CUSTOMERS AND CREDIT POLICIES

     The Company sells both licensed and wholesale LD and DVD product directly to retailers or through subdistributors subject to the terms of the Company's dealer sales policies. Sales to the following customers accounted for the largest percentages of the Company's fiscal 1998 net sales (only percentages equal to or greater than 10% are indicated) (no customer purchased DVDs in excess of 10% of fiscal 1998 net sales): Norwalk Record Distributors (10.9%), Ken Crane's Home Entertainment (10.6%) and Musicland (10%). LD sales to the following customers accounted for the largest percentage of the Company's fiscal 1997 net sales (only percentages equal to or greater than 10% are indicated) (on a per customer basis, DVD sales, relative to LD sales, were de minimus):
Musicland (11.2%), Alliance Entertainment (which includes its consolidated subsidiaries Bassin Distributors, one of the Company's top five customers in fiscal 1996, and Abbey Road Distributors, another of the Company's customers) (10.4%), Ken Crane's Home Entertainment (10.2%), Norwalk Record Distributors and Trans World Entertainment Corp. LD sales to the following customers accounted for the largest percentage of the Company's fiscal 1996 net sales (the only percentage equal to or greater than 10% is indicated) (DVD was not introduced until the end of fiscal 1997): Musicland (10.9%), MTS/Tower Records and Video, Trans World Entertainment Corp., Ken Crane's Home Entertainment, Bassin Distributors and Norwalk Record Distributors. The Company does not have any short- or long-term contracts or exclusive dealing arrangements with its major customers.

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

THE MARKETING OF LDS AND DVDS

     The Company's strategy is to promote its LD and DVD product, in particular, and the LD and DVD formats, in general. The Company's marketing efforts are directed toward consumers and video software and hardware dealers, and involve point-of-sale advertising, advertising in trade and consumer publications, dealer incentive programs, trade show exhibits, bulletins featuring new releases and in-stock catalogue titles and the publication of the Image Preview, a free, full-color, consumer-oriented, monthly magazine. The Company spent approximately $500,000 for advertising in trade and consumer publications in fiscal 1998 and approximately $700,000 in fiscal 1997.

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

     DVDs require the additional interim step of authoring and compression which the Company does not do in-house. The Company uses any one of several compression facilities for this work, with Pioneer, WAMO (Warner Advanced Media Operations) and CVC (California Video Center) doing most of the Company's work in fiscal 1998. After compression work is completed, the DVD submaster is delivered to an outside manufacturing facility for replication. DVD replication is faster and less expensive than LD replication. It takes approximately two to three weeks from the time the Company places a replication order for DVDs for the units to arrive at the Company, whereas the turnaround time for LDs is approximately three to four weeks. The average per unit replication cost for DVDs is approximately $2.00, whereas the average replication cost for LDs is approximately $8.00, however, the average cost of authoring, compression and production of a DVD title is approximately $10,000 as compared to the $2,000 average cost of mastering a two-sided LD. The Company currently replicates all of its DVDs at WAMO but has agreements in place with other DVD replication facilities should the need arise. The Company believes it could easily shift its product to any number of DVD replication facilities, such as Panasonic, Pioneer, Technicolor, Nimbus, Sony, and Cinram.

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

               COMPETITIVE POSITION IN THE SALE OF LDS AND DVDS. The Company
               ------------------------------------------------
          believes it has a competitive advantage with respect to its exclusive LD and DVD titles because it is the only source for such titles. The Company believes that it is able to successfully compete to obtain exclusive rights for such titles because of its reputation and relationships, the quality of its product and its ability to make advance payments against revenues to its suppliers. With respect to LD and DVD titles for which the Company does not have exclusive rights, the Company believes that it has a competitive advantage because of the amount and selection of its inventory as well as its pricing. Although the Company's prices may not be as low as those of the studios that sell their own product, this has a limited effect on the Company because the studios only sell to a limited number of purchasers, and most retailers must purchase through a distributor such as the Company. The Company believes that it also benefits from the convenience of "one-stop shopping" for retailers who purchase exclusive titles from the Company and can easily purchase additional non-exclusive titles at the same time.


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

--------------------------------------------------------------------------------
                                    PART II
--------------------------------------------------------------------------------


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

     DVD software and hardware sales have sustained consistent growth; however, video software, hardware and retail industry insiders differ regarding whether DVD will ultimately become a niche platform replacing LD as the preferred optical video disc format or a mass-market platform replacing VHS as the primary home video format. DVD's ultimate market share is dependent upon the following:

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

     POTENTIAL COMPETING FORMAT TO DVD.
     ---------------------------------

     In September 1997, Digital Video Express ("DIVX") announced plans to release a competing DVD format. In early June 1998, DIVX was launched in two cities, San Francisco and Richmond, Virginia, with 40 stores offering one player model and a selection of less than 30 titles, including several unavailable on "open" DVD. DIVX is a pay-per-view DVD format requiring the purchase of a DIVX feature-enhanced DVD player (which is reportedly backward compatible with existing non-DIVX DVD software). The current universe of approximately 550,000 DVD players (sold to retailers) will not play DIVX DVD software. Although recently released, DIVX has received significant attention within the video industry. The developers of the DIVX technology contend that their technology is an enhancement to current DVD technology and is intended to appeal to the VHS renter. The developers of "open" DVD, the early consumers of "open" DVD and certain members of the consumer video press have expressed negative views regarding the DIVX format. Management believes there is the potential that a perceived format war could confuse consumers and stall the growth of both formats in an already small market. Ultimately, consumer acceptance will decide the DIVX format's success.

     THE COMPANY'S DVD DISTRIBUTION.
     ------------------------------

     The Company's quarterly net sales derived from DVD distribution has steadily increased since DVD's March 1997 introduction. The Company's net sales from DVD distribution (exclusive and nonexclusive) for the quarters ended March 31, 1998 and December 31, September 30, June 30 and March 31, 1997 were $6,183,000, $5,021,000, $3,085,000, $1,411,000 and $742,000, respectively. As a percentage of net sales, DVD net sales were 38%, 19%, 19%, 8% and 3%, respectively. Since the Company's first exclusive DVD release in June 1997 through March 31, 1998, the Company has released 91 exclusive DVD titles.

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

     Management further believes, without assurance, that should the DVD format ultimately become a niche of the home video market, although a much larger niche than LD, it is possible that the major motion picture studios will decide that the DVD format, as a percentage of their video business, is not significant enough to retain in-house control, as is the case with the life cycle of LD, and ultimately be receptive to licensing exclusive DVD rights on a broader basis. Management believes, it is therefore possible, although there can be no assurance, that history could repeat itself and, as with LD, the Company could eventually distribute a much higher percentage of DVD programming on an exclusive basis than on a nonexclusive basis. Should DVD ultimately grow large enough to supplant VHS as the primary home video format, management believes, without assurance, that the Company's core competencies, developed as the largest LD licensee and distributor in North America, will position it to be a leading distributor of DVD software.

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

     Sales of LD programming have declined more rapidly than management
anticipated.   Quarterly sales of LD programming for fiscal 1998, with the exception of the Company's third quarter ended December 31, 1997, have significantly declined as compared to quarterly LD sales for fiscal 1997. The Company experienced a 56% decline in LD sales for its fourth quarter ended March 31, 1998 versus the fourth quarter of fiscal 1997. For fiscal 1998 quarter's ended December 31, September 30, and June 30, 1997, LD sales were down 15%, 25% and 23%, respectively, from the comparative prior-year periods. Management believes that, although overall consumer awareness of the DVD format is still low, both the LD retailer and many LD consumers are embracing the DVD format. Management believes that DVD's negative impact on LD is permanent. Management further believes DVD will eventually, over time, be the successor to LD.

     FOURTH QUARTER CHARGES ASSOCIATED WITH WRITE-DOWN OF CARRYING VALUE OF LD
     -------------------------------------------------------------------------
     INVENTORY AND ESTIMATED LOSSES ON LD LICENSE AND DISTRIBUTION AGREEMENTS.
     ------------------------------------------------------------------------

     Since DVD's March 1997 launch management has been making an on-going quarterly assessment of the impact of DVD's growth on the LD market and the recoverability of the Company's LD related assets. The marketing efforts accompanying DVD's introduction caused considerable confusion at the retail and consumer level as there was much speculation regarding consumer acceptance of and studio support for the new format, the potential breadth of available DVD titles and the audio and video quality afforded by DVD. Although this confusion and speculation had a "chilling effect" on the LD market and lead to an approximate 70% decline in LD player sales from calendar 1996, not all of the major studios immediately embraced the new format preferring to wait and see how the DVD market developed. Similarly, wide-spread consumer acceptance of the new format did not materialize and although the chain stores were more cautious in their LD purchasing they continued to support the LD format. The Company experienced a 23% decline in LD sales for its June 1997 quarter, as compared to the comparable prior-year period, and a 25% decline for its September 1997 quarter, as compared to the comparable prior-year period, however, the decline for its December 1997 quarter, as compared to the comparable prior-year period, was only 15%. Nonetheless, in response to weakening LD sales the Company recorded write-downs of its LD inventory for each of its June, September and December 1997 quarters totaling $1,870,000 to reduce its carrying value to management's estimate of its net realizable value.

     In the March 1998 quarter, however, several significant events occurred which indicated to management that DVD's adverse impact on the Company's LD business had dramatically accelerated, leading the Company to record substantially larger write-downs of its LD related assets than in prior quarters. First, the Company experienced a 56% decline in LD sales in that quarter as compared to the comparable prior-year period. Additionally, the chain stores instituted across-the-board price reductions of their LD inventory (with the exception of new releases) and held well promoted clearance sales. Further, the chain stores informed the Company that they intended to significantly reduce future LD purchases in favor of DVD and permanently replace LD floor space with DVD. Finally, by the end of the fourth quarter Twentieth Century Fox announced that it would be releasing programming in the (DIVX) DVD format and it was rumored that participation by the last studio "holdout" (Paramount) was imminent (Paramount announced its participation in May 1998). Meanwhile, the studios which were already participating in the DVD format were actively increasing their output of new releases and catalogue titles. Given the studios' unanimous support of the DVD format, management now believes that the number of available DVD titles (both new releases and catalogue titles) will grow more quickly than previously expected and the number of LD only versions of titles will shrink, further negatively impacting LD sales. Additionally, mass-merchants and discounters (Wal-Mart, Target Stores, Sears and Borders Books and Music) have begun announcing plans to increase their DVD inventories which will further grow the DVD market. In management's estimation the occurrence of these recent events have significantly accelerated DVD's negative impact on LD and the Company's recoverability of LD inventory and unrecouped royalty and distribution fee advances.

     Accordingly, the Company recorded pre-tax noncash charges during the fourth quarter ended March 31, 1998 of $6,263,000 to reduce the carrying value of its LD inventory to its estimated net realizable value and $4,246,000 to provide for estimated losses on long-term LD license and exclusive distribution agreements. During the fiscal year ended March 31, 1998, the Company recorded provisions for slow-moving LD inventory and for estimated losses on long-term LD license and exclusive distribution agreements totaling approximately $8,133,000 and $4,246,000, respectively. Management believes that its LD related assets (inventory and royalty and distribution fee advances) at March 31, 1998 are stated at their estimated net realizable values. Currently, management does not foresee a continuation of material decreases in the net realizable values of the Company's LD related assets. The Company, however, will continue to evaluate the recoverability of LD related assets based upon the facts and circumstances at the time of the evaluation and management's reasonable estimate of future events and may at that time be required to record additional charges.

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

     FUTURE LD DISTRIBUTION STRATEGY.
     -------------------------------

     In addition to distributing through traditional retail distribution channels, the Company plans to distribute its LD inventory through alternative distribution channels, including direct-to-consumer via mail order and over the Internet, in an effort to increase sales and compensate for the reduction in LD purchases by the Chain Stores. The Company has commenced a series of direct-to-consumer sales efforts. On future direct-to-consumer sales, the Company plans to first offer the selected consumer sale titles to its retail customers, providing them with a window of opportunity to make purchases at prices less than those offered direct to the public. Management believes it must now support the significant installed base of LD consumers who are recently having trouble locating desired LD titles at retail in certain parts of the country. With over 9,000 different LD titles in the Company's inventory, the installed LD household base can enjoy the greatest LD selection available from one source. Management believes there remains a viable market for the still-growing library of LD programming. Although there can be no assurance, management believes that with its extensive LD selection of titles, the Company can develop a successful direct-to-consumer LD business.

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

RESULTS OF OPERATIONS

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

     Cost of optical disc sales (LDs and DVDs collectively) for the year ended March 31, 1998 increased to $70,256,000, or 93.0% of net sales, from $68,427,000, or 79.9% of net sales, for fiscal 1997. The increase in cost of optical disc sales, as a percentage of net sales, for the March 1998 fiscal year over that of the March 1997 fiscal year was primarily due to the significantly increased provisions for slow-moving LD inventory of $8,133,000 for fiscal 1998 as compared to $1,964,000 for fiscal 1997 and estimated losses on LD license and exclusive distribution agreements of $4,246,000 during fiscal 1998 as compared to none in fiscal 1997.

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

     The Company's cost of optical disc sales, as a percentage of net sales, can vary period to period depending upon the sales mix of higher-margin exclusive programming and lower-margin nonexclusive programming. The sales mix of exclusive and nonexclusive optical disc programming and the cost of optical disc sales within each category will vary with the availability of new and catalogue exclusive and nonexclusive titles, the popularity of those titles and the Company's marketing efforts with respect to those titles. Lower-margin nonexclusive product sales (LD and DVD collectively) accounted for 24.7% of net sales in fiscal 1998 compared to 22.3% of net sales in fiscal 1997.

     Selling expenses for fiscal 1998 increased 4.0% to $4,943,000, or 6.5% of net sales, from $4,752,000, or 5.5% of net sales, for fiscal 1997. Fiscal 1998's increase, as a percentage of net sales, was primarily due to higher personnel and distribution costs associated with DVD and DTS distribution and higher freight costs due to increased freight rates over the prior year.

     General and administrative expenses for fiscal 1998 decreased 31.9% to $4,841,000, or 6.4% of net sales, from $7,108,000, or 8.3% of net sales, for fiscal 1997. Fiscal 1997 includes a $1,946,000 provision for estimated doubtful accounts receivable related to the then distressed condition of the retail entertainment software market. Exclusive of the fiscal 1997 charge, general and administrative expenses for fiscal 1998 decreased 6.2% to $4,841,000, or 6.4% of net sales, from $5,162,000, or 6.0% of net sales, for fiscal 1997. The fiscal 1998 decrease in absolute dollars is primarily due to net recoveries of previously provided for doubtful accounts receivable from certain customers totaling $331,000 and lower overhead for U.S. Laser resulting from the consolidation of certain administrative support, offset in part by severance payments to former principals of U.S. Laser totaling $150,000 and higher professional fees for fiscal 1998 versus fiscal 1997. The employment of U.S. Laser's former principals ended in December 1997 as part of the Company's consolidation of a majority of U.S. Laser's distribution activities.

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

     Late in calendar 1995, the dedicated entertainment software retail sector entered a period of declining sales growth and deteriorating profitability. Management believes that several factors contributed to this trend including, most significantly, a general softness in consumer demand for music product, over expansion in the number of retail outlets and the competitive impact of mass merchants (such as Wal-Mart) and other discounters (such as Best Buy) on the dedicated entertainment software retailers. This economic slump accelerated throughout calendar 1996 and continued in calendar 1997 as many of the larger dedicated entertainment software retailers reported worsening financial results, store closing programs, violations of bank financing covenants and constrained cash positions. As a result, throughout calendar 1996 and early calendar 1997, the Company took steps to mitigate its exposure to bad debts and product returns from troubled retailers, such as exercising more discretion over product shipments and carefully monitoring accounts receivable status. In August 1996, Camelot Music, a then-large customer of the Company, filed Chapter 11 bankruptcy and, in February 1997, Musicland, the Company's then-largest customer, indefinitely suspended payments on outstanding amounts owing to its trade vendors. Additionally, Alliance Entertainment Corp., the Company's then-second largest customer, was experiencing financial difficulties and ultimately filed Chapter 11 bankruptcy in July 1997. See Item 7. "Liquidity and Capital
Resources -- Current Status of Liquidity Constraints Identified in Fiscal 1997 and Results of Management's 1997 Action Plan" and "Summary and Outlook -- Improving Financial Condition of the Retail Entertainment Software Market."

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

     Royalty and distribution fee advances represent fixed minimum payments made to licensors and program suppliers for exclusive optical disc programming distribution rights. A program supplier's share of program distribution revenues is retained by the Company until the share equals the advance(s) paid to the program supplier. Thereafter, any excess is paid to the program supplier. In the event of an excess, the Company records, as a cost of optical disc sales, an amount equal to the program supplier's share of the net distribution revenues. Royalty and distribution fee advances are charged to operations as revenues are earned, and are stated at the lower of unamortized cost or estimated net realizable value on an individual-title or license-agreement basis. If estimated future revenues on an individual-title or agreement basis are not sufficient to recover the unamortized balance of royalty and distribution fee advances, such estimated loss is recorded as cost of sales in the period when the loss is estimated.

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

     For fiscal 1998, the Company's net cash used by financing activities was $207,000 compared to net cash provided by financing activities of $5,229,000 in fiscal 1997. In fiscal 1998, the Company received long-term financing from Image Investors Co. and short-term financing from Pioneer Citizens bank. See "Financing Activities" below. With funding from those financings, the Company repaid Nevada land related short-term debt and paid down the Company's revolving credit facility with Union Bank. In fiscal 1997, the Company had net borrowings under its revolving credit facility and made significant expenditures to purchase its stock under its stock buy-back program. In fiscal 1997, the Company purchased 757,700 shares of its common stock for $3,529,000 as part of its January 1995 Board of Directors authorized stock buyback program. From January 1995 through March 31, 1997, the Company purchased 1,665,800 shares of its common stock for $9,785,000 (at an average price of $5.87 per share).

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

     Management believes that its 1997 Action Plan has successfully alleviated the Company's short-term liquidity constraints and management further believes that its internal and external sources of funding such as expected future cash flow from operations, bank borrowings and/or issuance of the Company's common stock should be sufficient to meet future obligations and commitments for fiscal 1999. The Company has historically been able to raise the necessary funding to meet its obligations and commitments when due. Certain elements of the 1997 Action Plan may be continued or reintroduced depending on future cash flow constraints. Specifically, the Company intends to maintain its current suspension of its stock buyback program (except as noted above). In recent quarters the Company has experienced losses which have caused noncompliance with certain financial covenants under certain of its debt agreements such as minimum tangible net worth, maximum total debt to tangible net worth ratio and minimum average quarterly profitability covenants. As a result, the Company has requested and received waivers for its noncompliance from its lenders. Should the Company not be in compliance with future covenants, there is no assurance that the Company's lenders will provide waivers for noncompliance. Without a waiver of noncompliance, the debt would be in default and would potentially cross default other debt causing such debt to be immediately due and payable. The Company would attempt to refinance its current debt with its existing lender or a new lender at terms which may be less favorable than its current terms, however, there can be no assurance that the Company would be successful in doing so. The Company continues to seek investment opportunities in growth oriented companies which would be complementary to the Company's existing operations, such as propriety content production or entertainment software distribution businesses. The Company will seek acquisition financing should suitable investment opportunities arise.

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

          The Agreement imposes restrictions on such items as encumbrances and liens, payment of dividends, other borrowings, stock repurchases and capital expenditures. The Agreement requires the Company to comply with certain financial and operating covenants. At March 31, 1998, the Company was not in compliance with Union Bank's minimum tangible net worth and minimum quarterly average profitability covenants. At the Company's request, Union Bank waived the Company's non-compliance with those covenants for the period ended March 31, 1998. The Company was in compliance with all other financial and operating covenants at March 31, 1998. The June 18, 1998 amendment amended certain financial covenants on a prospective basis, including the two consecutive quarter net income measurement and tangible net worth covenants. The Company is currently in compliance with all financial and operating covenants that are measured on an ongoing basis and expects that, at each measurement date in the foreseeable future, it will be in compliance with all financial and operating covenants to be measured at such date.

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

          Borrowings under the Loan Agreement are secured by a deed of trust on the approximate 8.4 acres of land in Las Vegas, Nevada on which the Company is constructing a new warehouse and distribution facility, as well as any of the Company's personal property located in Nevada, excluding inventory held for sale. The Loan Agreement contains cross-default provisions to other borrowing agreements and imposes restrictions on such items as payment of dividends and stock repurchases. The Loan Agreement requires the Company to comply with certain quarterly financial and operating covenants. At March 31, 1998, the Company was not in compliance with the bank's maximum total liabilities to tangible net worth covenant. At the Company's request, the bank waived the Company's non-compliance with the covenant for the period ended March 31, 1998. The Company was in compliance with all other financial and operating covenants at March 31, 1998. The Company is currently in compliance with all financial and operating covenants that are measured on an ongoing basis and expects that, at each measurement date in the foreseeable future, it will be in compliance with all financial and operating covenants to be measured at such date.

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

          Borrowings under the Lease are secured by the underlying equipment leased. The Lease contains cross-default provisions with other borrowing agreements, early termination charges and a $1.5 million minimum utilization requirement. The Lease requires the Company to meet the same quarterly financial and operating covenants contained in the Loan Agreement with Bank of America National Trust and Savings Association above. At March 31, 1998, the Company was not in compliance with the bank's maximum total liabilities to tangible net worth covenant. At the Company's request, the bank waived the Company's non-compliance with the covenant for the period ended March 31, 1998. The Company was in compliance with all other financial and operating covenants at March 31, 1998. The Company is currently in compliance with all financial and operating covenants that are measured on an ongoing basis and expects that, at each measurement date in the foreseeable future, it will be in compliance with all financial and operating covenants to be measured at such date.

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


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
          -------------------------------------------

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                     PAGE
Independent Auditors' Report.........................................................  F-1

Consolidated Balance Sheets at March 31, 1998 and 1997...............................  F-2

Consolidated Statements of Operations for the years ended March 31, 1998, 1997 and 1996.............................................................................  F-4

Consolidated Statements of Shareholders' Equity for the years ended March 31, 1998,
1997 and 1996........................................................................  F-5

Consolidated Statements of Cash Flows for the years ended March 31, 1998, 1997 and 1996.............................................................................  F-6

Notes to Consolidated Financial Statements...........................................  F-9

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


                              /s/ KPMG PEAT MARWICK LLP


Los Angeles, California
May 29, 1998 except for Note 8,
as to which the date is June 18, 1998

________________________________________________________________________________
Image Entertainment, Inc.                                                   F-1

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

________________________________________________________________________________
F-2                                                    Image Entertainment, Inc.

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

________________________________________________________________________________
Image Entertainment, Inc.                                                   F-3

                     CONSOLIDATED STATEMENTS OF OPERATIONS

               FOR THE YEARS ENDED MARCH 31, 1998, 1997 AND 1996

================================================================================

(In thousands, except per share data)           1998      1997      1996
                                              --------  --------  --------
NET SALES                                     $75,516   $85,650   $95,086

OPERATING COSTS AND EXPENSES:
  Cost of optical disc sales (note 14)         70,256    68,427    74,387
  Selling expenses                              4,943     4,752     4,531
  General and administrative expenses           4,841     7,108     5,124
  Costs of facility closure                       825        --        --
  Amortization of production costs              3,740     3,112     2,884
                                              -------   -------   -------
                                               84,605    83,399    86,926
                                              -------   -------   -------

OPERATING INCOME (LOSS)                        (9,089)    2,251     8,160

OTHER EXPENSES (INCOME):
  Interest expense                                662       415       155
  Interest income                                (118)     (231)     (337)
  Other                                            --       662        --
                                              -------   -------   -------
                                                  544       846      (182)
                                              -------   -------   -------

INCOME (LOSS) BEFORE INCOME TAXES
  AND EXTRAORDINARY ITEM                       (9,633)    1,405     8,342

INCOME TAX EXPENSE (BENEFIT) (Note 13)            (52)      433       743
                                              -------   -------   -------

INCOME (LOSS) BEFORE
  EXTRAORDINARY ITEM                           (9,581)      972     7,599

EXTRAORDINARY ITEM - COSTS ASSOCIATED
  WITH EARLY RETIREMENT OF DEBT,
  NET OF TAXES (Note 8)                            --       127        --
                                              -------   -------   -------

NET INCOME (LOSS)                             $(9,581)  $   845   $ 7,599
                                              =======   =======   =======

NET INCOME (LOSS) PER SHARE (Note 4):
  Income (loss) before extraordinary item:
     Basic                                    $  (.71)  $   .07   $   .56
     Diluted                                  $  (.71)  $   .07   $   .51
  Extraordinary item                               --      (.01)       --
  Net income (loss):
     Basic                                    $  (.71)  $   .06   $   .56
     Diluted                                  $  (.71)  $   .06   $   .51
                                              =======   =======   =======

          See accompanying notes to consolidated financial statements.

________________________________________________________________________________
F-4                                                    Image Entertainment, Inc.

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

________________________________________________________________________________
Image Entertainment, Inc.                                                   F-5

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

________________________________________________________________________________
F-6                                                  Image Entertainment, Inc.

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

________________________________________________________________________________
Image Entertainment, Inc.                                                   F-7

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

________________________________________________________________________________
F-8                                                    Image Entertainment, Inc.

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

________________________________________________________________________________
Image Entertainment, Inc.                                                   F-9

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

Royalty and Distribution Fee Advances.  Royalty and distribution fee advances
-------------------------------------
represent fixed minimum payments made to program suppliers for optical disc programming distribution rights. A program supplier's share of program distribution revenues is retained by the Company until the share equals the advance(s) paid to the program supplier. Thereafter, any excess is paid to the program supplier. In the event of an excess, the Company records, as a cost of optical disc sales, an amount equal to the licensor/program supplier's share of the distribution revenues. Royalty and distribution fee advances are charged to operations as revenues are earned, and are stated at the lower of unamortized cost or estimated net realizable value on an individual-title or license-agreement basis. If estimated future revenues on an individual-title or agreement basis are not sufficient to recover the unamortized balance of royalty and distribution fee advances, such estimated loss is recorded as cost of sales in the period when the loss is estimated.

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

Goodwill.  The excess of purchase price over the value of the net assets
--------
acquired is included in prepaid expenses and other assets and is amortized on a straight-line basis over a 20-year period. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining useful life can be recovered through undiscounted future operating cash flows from the acquired operation. The Company has written

________________________________________________________________________________
F-10                                                 Image Entertainment, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

off its unamortized balance of goodwill at March 31, 1998 due to the pending closure of U.S. Laser. See "Note 2. Closure of Subsidiary --U.S. Laser Video Distributors, Inc."

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

________________________________________________________________________________
Image Entertainment, Inc.                                                 F-11

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

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

________________________________________________________________________________
F-12                                                   Image Entertainment, Inc.

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

________________________________________________________________________________
Image Entertainment, Inc.                                                 F-13

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

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

Construction of the Nevada warehouse and distribution facility began in December 1997 and is expected to be operational in September 1998. A total of $2,644,000 of costs incurred to date relating to the design, engineering and planning of the construction of the Nevada warehouse and distribution facility is reflected as construction in progress, a component of property, equipment and improvements, in the accompanying consolidated balance sheet at March 31, 1998. See "Note 9. Construction Credit Facility" and "Note 10. Distribution Equipment Lease Facility."

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


________________________________________________________________________________
F-14                                                  Image Entertainment, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


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

NOTE 8.  REVOLVING CREDIT FACILITY.

In December 1996, the Company entered into a Loan Agreement ("the Agreement") with Union Bank. The latest amendment to the Agreement was on June 18, 1998 in response to the Company's recorded net loss for the fiscal year ended March 31, 1998. The Agreement provides for revolving advances and the issuances of standby letters of credit under a $10 million (reduced from $15 million) revolving credit facility which expires June 30, 1999 (maturity shortened from December 31, 1999). See "Note 15. Commitments and Contingencies" for the Company's future minimum principal payments due under its debt facilities over the next 5 years and thereafter. Borrowings under the Agreement are at the bank's prime rate plus .50% (increased .25% from the prime rate plus .25%) (9.00% at March 31, 1998). The Agreement provides the Company the option of borrowing for fixed periods at the London Interbank Offered Rate ("LIBOR") plus 3.0% (increased .50% from LIBOR plus 2.5%) (8.71% at March 31, 1998).

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

________________________________________________________________________________
Image Entertainment, Inc.                                                  F-15

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

The Agreement imposes restrictions on such items as encumbrances and liens, payment of dividends, other borrowings, stock repurchases and capital expenditures. The Agreement requires the Company to comply with certain financial and operating covenants. At March 31, 1998, the Company was not in compliance with Union Bank's minimum tangible net worth and minimum quarterly average profitability covenants. At the Company's request, Union Bank waived the Company's non-compliance with those covenants for the period ended March 31, 1998. The Company was in compliance with all other financial and operating covenants at March 31, 1998. The June 18, 1998 amendment amended certain financial covenants on a prospective basis, including the two consecutive quarter net income measurement and tangible net worth covenants.

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

NOTE 9.  CONSTRUCTION CREDIT FACILITY.

In March 1997, the Company entered into a Business Loan Agreement (the "Loan Agreement") with Bank of America National Trust and Savings Association in Nevada for the purpose of financing the construction of the Nevada warehouse and distribution facility. See "Note 6. Purchase of Nevada Real Property." The Loan Agreement, as amended, provides for a construction line of credit (the "Construction Line") through September 30, 1998. The maximum available under the line (the "Maximum Commitment") is $3,434,000. Interest under the Construction Line is at the bank's prime rate plus 1.25% (9.75% at March 31, 1998). At March 31, 1998, there were $1,619,000 in borrowings outstanding under the Construction Line. The Loan Agreement provides for the Construction Line to convert to a revolving line of credit (the "Revolving Line") on September 30, 1998. At the Company's request, the bank waived the Company's compliance with the covenant for the period ended March 31, 1998. The Company was in compliance with all other financial and operating covenants at March 31, 1998.

Under the Revolving Line, the Company may repay and reborrow principal amounts provided the Revolving Line does not exceed the Maximum Commitment, which shall be reduced quarterly beginning December 31, 1998 by $43,000. The Revolving Line is available from October 1, 1998 through its maturity date of January 31, 2008. See "Note 15. Commitments and Contingencies" for the Company's future minimum principal payments due under its debt facilities over the next 5 years and thereafter. The Loan Agreement provides the Company the option, under the Revolving Line, to borrow at the bank's prime rate plus 1.25% or for fixed periods at LIBOR plus either 2.25% or 2.65% depending on the level of the Company's debt service coverage ratio, as defined in the Loan Agreement.

Borrowings under the Loan Agreement are secured by a deed of trust on the approximate 8.4 acres of land in Las Vegas, Nevada on which the Company is constructing a new warehouse and distribution facility, as well as any of the Company's personal property located in Nevada, excluding inventory held for sale. The Loan Agreement contains cross-default provisions to other borrowing agreements and imposes certain restrictions on such items as payment of dividends and stock repurchases. The Loan Agreement requires the Company to comply with certain quarterly financial and operating covenants. At March 31, 1998, the Company was not in compliance with

_______________________________________________________________________________
F-16                                                   Image Entertainment, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

the bank's maximum total liabilities to tangible net worth covenant. At the Company's request, the bank waived the Company's non-compliance with the covenant for the period ended March 31, 1998. The Company was in compliance with all other financial and operating covenants at March 31, 1998.

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

Subsequent to the delivery and installation of the equipment and on the date the equipment is accepted by the Company (the "Base Date"), the base rent period ("Base Rent Period") begins. During the Base Rent Period, the outstanding borrowings on each equipment schedule will be amortized over 24 consecutive quarterly installments, to a $1 purchase option, with the first such installment due one quarter after the Base Date. See "Note 15. Commitments and Contingencies" for the Company's future minimum principal payments due under its debt facilities over the next 5 years and thereafter. The variable implicit interest for each leased unit is the three-month LIBOR plus 2.719%. Under the Lease, during the Base Rent Period, the Company may convert to a fixed implicit interest rate. The fixed implicit interest rate will be the bond-equivalent yield per annum for U.S. Treasury obligations with a maturity most closely matching to the nearest month of the remaining average life of each equipment schedule plus a spread of 3.137%.

Borrowings under the Lease are secured by the underlying equipment leased. The Lease contains cross-default provisions with other borrowing agreements, early termination charges and a $1.5 million minimum utilization requirement. The Lease requires the Company to meet the same quarterly financial and operating covenants contained in the Loan Agreement with Bank of America National Trust and Savings Association above. At March 31, 1998, the Company was not in compliance with the bank's maximum total liabilities to tangible net worth covenant. At the Company's request, the bank waived the Company's non-compliance with the covenant for the period ended March 31, 1998. The Company was in compliance with all other financial and operating covenants at March 31, 1998.

NOTE 11.  OTHER NOTES PAYABLE.

Convertible Subordinated Note Payable.  The Company entered into a Credit
-------------------------------------
Agreement (the "Credit Agreement") with Image Investors Co. ("IIC"), a principal stockholder of the Company owned and controlled by John W. Kluge and Stuart Subotnick, dated as of September 29, 1997, pursuant to which the Company borrowed $5 million from IIC, with interest payable quarterly at

_______________________________________________________________________________
Image Entertainment, Inc.                                                 F-17

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

8% per annum, and principal due in five years. See "Note 15. Commitments and Contingencies" for the Company's future minimum principal payments due under its debt facilities over the next 5 years and thereafter. The loan is unsecured and subordinated to any obligations to Union Bank and is convertible into the Company's common stock at any time during the term at a conversion price of $3.625 per share, the closing price of the Company's common stock on September 29, 1997. Proceeds from the loan were used to pay down the Company's outstanding balance under its revolving credit facility with Union Bank.

Note Payable to Bank.  In July 1997, the Company borrowed $1,350,000 under a
--------------------
Business Loan Agreement (the "Business Loan Agreement") with Pioneer Citizens Bank in Nevada. The Business Loan Agreement, as amended in February 1998, bears interest at prime plus 1.75% (10.25% at March 31, 1998), matures on August 1, 1998 and is secured by a deed of trust on the approximately 8.8 acres of land adjacent to the Company's 8.4 acre warehouse and distribution facility construction site in Las Vegas, Nevada. See "Note 15. Commitments and Contingencies" for the Company's future minimum principal payments due under its debt facilities over the next 5 years and thereafter.

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

_______________________________________________________________________________
F-18                                                  Image Entertainment, Inc.

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

________________________________________________________________________________
Image Entertainment, Inc.                                                  F-19

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

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

NOTE 13.  INCOME TAXES.

Income tax (benefit) expense for the three years ended March 31, 1998, all current, are summarized as follows:

________________________________________________________________________________
F-20                                                   Image Entertainment, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


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
                                              =======   =======  ========

________________________________________________________________________________
Image Entertainment, Inc.                                                  F-21

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


NOTE 14.  OTHER ITEMS -- STATEMENTS OF OPERATIONS.

Fourth Quarter Adjustments.  During the fourth quarter of fiscal 1998, the
--------------------------
Company recorded pretax noncash charges of $6,263,000 and $4,246,000 to reduce the carrying value of its LD inventory to its net realizable value and to provide for estimated losses on LD license and exclusive distribution agreements, respectively. The provisions were in response to a greater than expected decline in the Company's quarterly LD sales and the continued adverse effect DVD is having on the LD market. The Company's decision to record these charges in the fourth quarter was based on industry-wide statistics and other relevant published data on DVD and LD trends and the incrementally adverse impact these trends had on the Company's operations during the fourth quarter of fiscal 1998 and would appear to continue having on the Company's operations in the foreseeable future. The charges are reflected as a component of cost of optical disc sales in the accompanying consolidated statements of operations for fiscal 1998.

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

NOTE 15.  COMMITMENTS AND CONTINGENCIES.

The lease for the Company's corporate office space in Chatsworth, California provides for monthly rent of $14,000 (subject to annual adjustment based upon increases in the consumer price index) and expires March 31, 2000.
________________________________________________________________________________
F-22                                                   Image Entertainment, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


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

At March 31, 1998, the Company's future minimum principal payments due under the revolving credit, construction credit, and distribution equipment lease facilities and notes payable are as follows:


                        Fiscal         Amount
                     ----------   --------------
                                  (In thousands)
                        1999       $      1,468
                        2000              2,556
                        2001                249
                        2002                258
                        2003              5,268
                        Thereafter        1,011
                                   ------------
                                   $     10,810
                                   ============


_______________________________________________________________________________
Image Entertainment, Inc.                                                  F-23

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

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

________________________________________________________________________________
F-24                                                   Image Entertainment, Inc.

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

________________________________________________________________________________
Image Entertainment, Inc.                                                  F-25

------------------------------------------------------------------------------
                                    PART IV
------------------------------------------------------------------------------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
          ---------------------------------------------------------------

(a)    THE FOLLOWING DOCUMENTS ARE FILED AS A PART OF THIS AMENDMENT NO. 1.                     Page
                                                                                                ----
       1.  Financial Statements:
               Independent Auditors' Report....................................................  F-1
               Consolidated Balance Sheets at March 31, 1998 and 1997..........................  F-2
               Consolidated Statements of Operations for the years ended March 31, 1998,
               1997 and 1996...................................................................  F-4
               Consolidated Statements of Shareholders' Equity for the years ended
               March 31, 1998, 1997 and 1996...................................................  F-5
               Consolidated Statements of Cash Flows for the years ended March 31, 1998, 1997 and 1996........................................................................  F-6
               Notes to Consolidated Financial Statements......................................  F-9


      2.  Exhibits:  See the Exhibit Index on page i.

(b)  REPORTS ON FORM 8-K.
       None.

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

                                 IMAGE ENTERTAINMENT, INC.,
                                 a California corporation


     Dated:  November 30, 1998   By:/s/ MARTIN W. GREENWALD
                                    ---------------------------------------
                                    MARTIN W. GREENWALD,
                                    Chairman of the Board, Chief Executive
                                    Officer,
                                    President & Treasurer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                    /s/ MARTIN W. GREENWALD
                                    ---------------------------------------
     Dated:  November 30, 1998      MARTIN W. GREENWALD,
                                    Chairman of the Board, Chief Executive
                                    Officer,
                                    President & Treasurer

                                    /s/ JEFF M. FRAMER
                                    ---------------------------------------
     Dated:  November 30, 1998      JEFF M. FRAMER,
                                    Chief Financial Officer (Principal
                                    Financial and Accounting Officer)

                                    /s/ STUART SEGALL
                                    ---------------------------------------
     Dated:  November 30, 1998      STUART SEGALL,
                                    Vice President & Director

                                    /s/ IRA EPSTEIN
                                    ---------------------------------------
     Dated:  November 30, 1998      IRA EPSTEIN,
                                    Director

                                    /s/ M. TREVENEN HUXLEY
                                    ---------------------------------------
     Dated:  November 30, 1998      M. TREVENEN HUXLEY
                                    Director

----------------------------------------------------------------------------
                                 EXHIBIT INDEX
----------------------------------------------------------------------------

EXHIBIT NO.    DESCRIPTION
-----------    -----------
23 *           Consent Letter of KPMG Peat Marwick LLP, Independent Certified
               Public Accountants.

__________________

              * EXHIBIT(S) NOT PREVIOUSLY FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

                                      (i)