Form 10-Q/A
period 1998-06-30
IMAGE ENTERTAINMENT INC
filed 1998-11-30
CIK 216324

===============================================================================
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            _______________________

                              AMENDMENT NO. 1 TO

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

Borrowings under the Loan Agreement are secured by a deed of trust on the approximate 8.4 acres of land in Las Vegas, Nevada on which the Company is constructing a new warehouse and distribution facility, as well as any of the Company's personal property located in Nevada, excluding inventory held for sale. The Loan Agreement contains cross-default provisions to other borrowing agreements and imposes certain restrictions on such items as payment of dividends and stock repurchases. The Loan Agreement requires the Company to comply with certain quarterly financial and operating covenants. At June 30, 1998, the Company was not in compliance with the bank's maximum total liabilities to tangible net worth covenant. At the Company's request, the bank waived the Company's non-compliance with the covenant for the period ended June 30, 1998. The Company was in compliance with all other financial and operating covenants at June 30, 1998.

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

Borrowings under the Lease are secured by the underlying equipment leased. The Lease contains cross-default provisions with other borrowing agreements, early termination charges and a $1.5 million minimum utilization requirement. The Lease requires the Company to meet the same quarterly financial and operating covenants contained in the Loan Agreement with Bank of America National Trust and Savings Association above. At June 30, 1998, the Company was not in compliance with the bank's maximum total liabilities to tangible net worth covenant. At the Company's request, the bank waived the Company's compliance with the covenant for the period ended June 30, 1998. The Company was in compliance with all other financial and operating covenants at June 30, 1998.

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

  Management believes that its internal and external sources of funding are adequate to meet anticipated needs for the next 12 months. In recent quarters the Company has not been in compliance with certain financial covenants under certain of its debt agreements such as minimum tangible net worth, maximum total debt to tangible net worth ratio and minimum average quarterly profitability covenants. As a result, the Company has requested and received waivers for its noncompliance from its lenders. Should the Company not be in compliance with future covenants, there is no assurance that the Company's lenders will provide waivers for noncompliance. Without a waiver of noncompliance, the debt would be in default and would potentially cross default other debt causing such debt to be immediately due and payable. The Company would attempt to refinance its current debt with its existing lender or a new lender at terms which may be less favorable than its current terms, however, there can be no assurance that the Company would be successful in doing so. The Company continues to seek investment opportunities in growth oriented companies which would be complementary to the Company's existing operations, such as proprietary content production or entertainment software distribution businesses. The Company will seek acquisition financing should suitable investment opportunities arise.

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

     Borrowings under the Loan Agreement are secured by a deed of trust on the approximate 8.4 acres of land in Las Vegas, Nevada on which the Company is constructing a new warehouse and distribution facility, as well as any of the Company's personal property located in Nevada, excluding inventory held for sale. The Loan Agreement contains cross-default provisions to other borrowing agreements and imposes restrictions on such items as payment of dividends and stock repurchases. The Loan Agreement requires the Company to comply with certain quarterly financial and operating covenants. At June 30, 1998, the Company was not in compliance with the bank's maximum total liabilities to tangible net worth covenant. At the Company's request, the bank waived the Company's non-compliance with the covenant for the period ended June 30, 1998. The Company was in compliance with all other financial and operating covenants at June 30, 1998. The Company is currently in compliance with all financial and operating covenants that are measured on an ongoing basis and expects that, at each measurement date in the foreseeable future, it will be in compliance with all financial and operating covenants to be measured at such date.

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

     Borrowings under the Lease are secured by the underlying equipment leased. The Lease contains cross-default provisions with other borrowing agreements, early termination charges and a $1.5 million minimum utilization requirement. The Lease requires the Company to meet the same quarterly financial and operating covenants contained in the Loan Agreement with Bank of America National Trust and Savings Association above. At June 30, 1998, the Company was not in compliance with the bank's maximum total liabilities to tangible net worth covenant. At the Company's request, the bank waived the Company's non-compliance with the covenant for the period ended June 30, 1998. The Company was in compliance with all other financial and operating covenants at June 30, 1998. The Company is currently in compliance with all financial and operating covenants that are measured on an ongoing basis and expects that, at each measurement date in the foreseeable future, it will be in compliance with all financial and operating covenants to be measured at such date.

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

                              IMAGE ENTERTAINMENT, INC.



Date: November 30, 1998       By:  /S/ MARTIN W. GREENWALD
                                   -----------------------
                                   Martin W. Greenwald
                                   Chairman of the Board, Chief Executive
                                   Officer,
                                   President and Treasurer



Date: November 30, 1998       By:  /S/ JEFF M. FRAMER
                                   ------------------
                                   Jeff M. Framer
                                   Chief Financial Officer

                                 EXHIBIT INDEX
                               ================

Exhibit No.    Description
-----------------------------------------------------------------------------

15 * Consent Letter of KPMG Peat Marwick LLP, Independent Certified Public Accountants.

----------------

              * EXHIBIT(S) NOT PREVIOUSLY FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.