Form 10-Q/A
period 1998-09-30
IMAGE ENTERTAINMENT INC
filed 1998-11-30
CIK 216324

================================================================================

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

Seasonality and Variability.  The Company has generally experienced higher sales
---------------------------
of laserdisc ("LD") programming in the quarters ended December 31 and March 31 due to increased consumer spending associated with the year-end holidays and the home video release of many high profile, high budget summer theatrical releases; however, since most sales of a title occur in the first few months after its release, sales also vary with the popularity of titles in release. The Company expects sales of its digital video disc ("DVD") programming to follow the same trend. In addition, other factors contribute to fluctuations in the Company's net sales of LD and DVD on a quarterly basis. These factors include: (i) competition from DVD, a competing video format, which has negatively affected wholesale and retail customer demand for LD programming; (ii) the popularity of titles in release during the quarter; (iii) the Company's marketing and promotional activities; (iv) the Company's licensing and distribution activities relating to new video programming; (v) the extension, termination or non-renewal of existing license and distribution rights; and (vi) general and economic changes affecting consumer demand for LD and DVD hardware and software and affecting the buying habits of the Company's customers. The results of operations for the three- and six-month periods ended September 30, 1998 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 1999.

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

Accordingly, the accompanying net loss per share information, including all information restated for the three- and six-month periods ended September 30, 1997, has been calculated and presented in accordance with the provisions of SFAS No. 128. In accordance with SFAS No. 128, the Company has presented both basic and diluted net loss per share in its consolidated financial statements.

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
                                                    =======         =======         =======         =======

During the periods ended September 30, 1998 and 1997, there were 2,764,000 and 2,384,000, respectively, of outstanding stock options and common shares underlying a convertible security (in the 1998 periods only) which were not included in the computation of diluted net loss per share. For the three and six months ended September 30, 1998 and 1997, the calculation of diluted net loss per share did not include common stock equivalents as their effect would be antidilutive.

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

Borrowings under the Agreement are secured by substantially all of the Company's assets located in California. Funds available for borrowing may not exceed the borrowing base specified in the Agreement. At September 30, 1998, $3,760,000 in borrowings were outstanding under the Agreement, all of which was borrowed under the prime rate plus .50% option, and $2,289,000, net of amounts utilized for outstanding letters of credit, was available for borrowing. The Agreement requires the Company to comply with certain quarterly financial and operating covenants. At September 30, 1998, the Company was not in compliance with Union Bank's minimum tangible net worth and minimum quarterly average profitability covenants. At the Company's request, Union Bank waived the Company's non-compliance with those covenants for the period ended September 30, 1998. The Company was in compliance with all other financial and operating covenants at September 30, 1998.

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

Borrowings under the Loan Agreement are secured by a deed of trust on the approximate 8.4 acres of land in Las Vegas, Nevada on which the Company has constructed its new warehouse and distribution facility, as well as any of the Company's personal property located in Nevada, excluding inventory held for sale. The Loan Agreement contains cross-default provisions to other borrowing agreements and imposes certain restrictions on such items as payment of dividends and stock repurchases. The Loan Agreement requires the Company to comply with certain quarterly financial and operating covenants. At September 30, 1998, the Company was not in compliance with the bank's maximum total liabilities to tangible net worth covenant. At the Company's request, the bank waived the Company's non-compliance with the covenant for the period ended September 30, 1998. The Company was in compliance with all other financial and operating covenants at September 30, 1998.

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

Borrowings under the Lease are secured by the underlying equipment leased. The Lease contains cross-default provisions with other borrowing agreements, early termination charges and a $1.5 million minimum utilization requirement. The Lease requires the Company to meet the same quarterly financial and operating covenants contained in the Loan Agreement with Bank of America National Trust and Savings Association above. At September 30, 1998, the Company was not in compliance with the bank's maximum total liabilities to tangible net worth covenant. At the Company's request, the bank waived the Company's non-compliance with the covenant for the period ended September 30, 1998. The Company was in compliance with all other financial and operating covenants at September 30, 1998.

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

     The Agreement imposes restrictions on such items as encumbrances and liens, payment of dividends, other borrowings, stock repurchases and capital expenditures. The Agreement requires the Company to comply with certain financial and operating covenants. At September 30, 1998, the Company was not in compliance with Union Bank's minimum tangible net worth and minimum quarterly average profitability covenants. At the Company's request, Union Bank waived the Company's non-compliance with those covenants for the period ended September 30, 1998. The Company was in compliance with all other financial and operating covenants at September 30, 1998. The Company is currently in compliance with all financial and operating covenants that are measured on an ongoing basis and expects that, at each measurement date in the foreseeable future, it will be in compliance with all financial and operating covenants to be measured at such date.

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

    Borrowings under the Loan Agreement are secured by a deed of trust on the approximate 8.4 acres of land in Las Vegas, Nevada on which the Company constructed its new warehouse and distribution facility, as well as any of the Company's personal property located in Nevada, excluding inventory held for sale. The Loan Agreement contains cross-default provisions to other borrowing agreements and imposes restrictions on such items as payment of dividends and stock repurchases. The Loan Agreement requires the Company to comply with certain quarterly financial and operating covenants. At September 30, 1998, the Company was not in compliance with the bank's maximum total liabilities to tangible net worth covenant. At the Company's request, the bank waived the Company's non-compliance with the covenant for the period ended September 30, 1998. The Company was in compliance with all other financial and operating covenants at September 30, 1998. The Company is currently in compliance with all financial and operating covenants that are measured on an ongoing basis and expects that, at each measurement date in the foreseeable future, it will be in compliance with all financial and operating covenants to be measured at such date.

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

     Borrowings under the Lease are secured by the underlying equipment leased. The Lease contains cross-default provisions with other borrowing agreements, early termination charges and a $1.5 million minimum utilization requirement. The Lease requires the Company to meet the same quarterly financial and operating covenants contained in the Loan Agreement with Bank of America National Trust and Savings Association above. At September 30, 1998, the Company was not in compliance with the bank's maximum total liabilities to tangible net worth covenant. At the Company's request, the bank waived the Company's non-compliance with the covenant for the period ended September 30, 1998. The Company was in compliance with all other financial and operating covenants at September 30, 1887. The Company is currently in compliance with all financial and operating covenants that are measured on an ongoing basis and expects that, at each measurement date in the foreseeable future, it will be in compliance with all financial and operating covenants to be measured at such date.

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


ITEM 1.  LEGAL PROCEEDINGS.
         -----------------

      On July 31, 1998, the Company filed a complaint in the United States District Court for the Central District of California, Western Division (Case No. CV 98-6203 AHS ANx), against PolyGram Video, a division of PolyGram Records, Inc., PolyGram N.V., and The Seagram Company, Ltd. (the "California Action"), which relates to a dispute concerning, among other things, PolyGram Video's obligations under a December 23, 1996 license agreement with the Company. The Company has alleged causes of action for fraud, recision of written contract, breach of contract, interference with contract, and unfair business practices. The Company contends that Polygram Video, its president and other officers made various written and oral representations regarding the number and commercial success of Polygram Video's future release schedule and the revenues that the Company would derive from the distribution of those films. The Company further contends that Polygram Video expressly warranted and represented in the license agreement that Polygram Video and its affiliates would remain in the film business "at a level comparable to, or increased from, their current level."
The Company maintains that based on such promises and representations the Company was induced to enter into the license agreement which provided for a $6 million advance, $3 million of which was due and paid to Polygram Video as of the filing date of the complaint.

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

      On June 18, 1997, the Company filed a complaint in the Superior Court of the State of California, County of Los Angeles (Case No. BC173084), against LEI Partners, L.P. ("LEI") and a number of related entities and individuals, which relates to a dispute concerning, among other things, LEI's payment obligations under two promissory notes issued in connection with a December 31, 1990 purchase agreement documenting the Company's sale of a business segment to LEI (the "Superior Court Action"). See "Note 6. Default of Notes Receivable" of the Company's Annual Report on Form 10-K for the year ended March 31, 1997. The Company has alleged, inter alia, breach of contract, intentional
                     ----- ----
misrepresentation, negligent misrepresentation, conspiracy to defraud, interference with economic relationship, conspiracy to interfere with economic relationship, and conversion. The Company contends that through an intricate conspiracy among sham corporations and partnerships LEI and others defrauded the Company and largely dissipated or diverted the assets of LEI so that LEI was intentionally rendered incapable of satisfying its obligations under the purchase agreement and the two promissory notes. This fraudulent scheme includes, but is not limited to, the misrepresentation of the gross revenues and pre-tax profits derived from the operation of the acquired business, and the fraudulent concealment and conspiratorial diversion of assets of that business (including the revenues generated by that business) from LEI to persons and entities affiliated with LEI. The complaint seeks compensatory damages of not less than $5 million plus accrued interest, attorney's fees and punitive damages in an amount to be proven at trial. On September 16, 1997, the Company filed a first amended complaint against the same defendants and making the same claims, but providing additional factual details.

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

      On November 17, 1997, the Company commenced the court ordered arbitration proceedings against LEI, seeking damages in excess of $3.7 million, plus attorney's fees and costs, for breach of the promissory notes. On January 21, 1998, LEI filed an answering statement denying liability. LEI also submitted a counterclaim against Image and three of its present or former officers or directors, but refused to pay the AAA filing fee, and the AAA rejected the counterclaim. Although LEI's counterclaim was rejected and is not pending, it alleged claims for, inter alia, fraud in the inducement, recission and breach of
                    ----- ----
written contract. The counterclaim maintained that certain of the Company's representations and warranties regarding the value of the acquired business and its projected income were false, and that LEI was therefore fraudulently induced to execute the purchase agreement and the two promissory notes. LEI also maintained that the Company breached a seller non-competition agreement, thereby entitling LEI to an offset against any amount found to be owed under the second promissory note. The counterclaim sought compensatory damages of $1 million plus accrued interest, attorney's fees and costs, and also seeks punitive damages in an amount of $2 million. Should the rejected counterclaim of LEI ever be filed or prosecuted, the Company intends to contest vigorously its allegations and purported claims.

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