Form 10-Q
period 1998-12-31
IMAGE ENTERTAINMENT INC
filed 1999-02-11
CIK 216324

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                            _______________________

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For THE QUARTERLY PERIOD ENDED DECEMBER 31, 1998

                                       OR

[_]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 For The Transition Period From ........ TO ........

                        Commission File Number 0-11071
                            _______________________

                           IMAGE ENTERTAINMENT, INC.
            (Exact name of registrant as specified in its charter)

                            _______________________

                CALIFORNIA                                           84-0685613
(State or other jurisdiction of incorporation)          (I.R.S.Employer Identification Number)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES (x) NO ( )

Number of shares outstanding of the registrant's common stock on February 5, 1999: 16,337,642

================================================================================

================================================================================
                        PART I - FINANCIAL INFORMATION
================================================================================

ITEM 1.  FINANCIAL STATEMENTS.
         --------------------

                           IMAGE ENTERTAINMENT, INC.

                          CONSOLIDATED BALANCE SHEETS

                     December 31, 1998 and March 31, 1998

================================================================================

                                    ASSETS

                                                        December 31, 1998   March 31, 1998
                                                        ------------------  --------------
(In thousands)                                             (unaudited)
Cash and cash equivalents                                         $ 1,099          $ 1,015

Accounts receivable, net of allowances of
 $4,516 - December 31, 1998;
 $4,604 - March 31, 1998                                           13,042            6,978

Inventories (Note 3)                                               15,049           11,205

Royalties, distribution fee and license fee advances                3,234            4,566

Prepaid expenses and other assets                                   1,642            1,094

Property, equipment and improvements, net of
 accumulated depreciation and amortization of
 $5,081 - December 31, 1998;
 $4,570 - March 31, 1998                                           13,601            8,923
                                                                  -------          -------

                                                                  $47,667          $33,781
                                                                  =======          =======

          See accompanying notes to consolidated financial statements

                           IMAGE ENTERTAINMENT, INC.

                          CONSOLIDATED BALANCE SHEETS

                     December 31, 1998 and March 31, 1998

================================================================================

                     LIABILITIES AND SHAREHOLDERS' EQUITY

                                                             December 31, 1998   March 31, 1998
                                                             ------------------  ---------------
(In thousands, except share data)                               (unaudited)
LIABILITIES:

Accounts payable and accrued liabilities                              $ 17,149         $ 12,303

Accrued royalties, distribution fees and license fees                    2,411            2,003

Revolving credit facility (Note 5)                                       7,207            2,315

Construction credit facility (Note 6)                                    3,391            1,619

Distribution equipment lease facility (Note 7)                           1,626              526

Convertible subordinated note payable (Note 8)                           5,000            5,000

Note payable (Note 8)                                                    1,350            1,350
                                                                      --------         --------

  Total liabilities                                                     38,134           25,116
                                                                      --------         --------

SHAREHOLDERS' EQUITY:

Preferred stock, $1 par value, 3,366,000 shares
  authorized; none issued and outstanding                                   --               --

Common stock, no par value, 25 million shares authorized;
  13,551,000 and 13,493,000 issued and outstanding
  at December 31, 1998 and March 31, 1998, respectively                 17,926           17,764

Additional paid-in capital                                               3,123            3,064

Accumulated deficit                                                    (11,516)         (12,163)
                                                                      --------         --------

  Net shareholders' equity                                               9,533            8,665
                                                                      --------         --------

                                                                      $ 47,667         $ 33,781
                                                                      ========         ========

         See accompanying notes to consolidated financial statements

                           IMAGE ENTERTAINMENT, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

             For the Three Months Ended December 31, 1998 and 1997

================================================================================

(In thousands, except per share data)          1998         1997
                                             --------     --------
NET SALES                                    $ 22,715     $ 26,297

OPERATING COSTS AND EXPENSES:
  Cost of sales                                17,302       20,957
  Selling expenses                              1,468        1,332
  General and administrative expenses           1,565        1,490
  Amortization of production costs                906        1,051
                                             --------     --------

                                               21,241       24,830
                                             --------     --------

OPERATING INCOME                                1,474        1,467

OTHER EXPENSES (INCOME):
  Interest expense                                321          162
  Interest income                                 (20)         (26)
                                             --------     --------

                                                  301          136
                                             --------     --------

INCOME BEFORE INCOME TAXES                      1,173        1,331

INCOME TAX EXPENSE                                 44          244
                                             --------     --------

NET INCOME                                   $  1,129     $  1,087
                                             ========     ========

NET INCOME PER SHARE (Note 4):
  Basic                                      $    .08     $    .08
  Diluted                                    $    .08     $    .08
                                             ========     ========

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING (Note 4):
  Basic                                        13,551       13,740
                                             ========     ========
  Diluted                                      14,994       14,168
                                             ========     ========

          See accompanying notes to consolidated financial statements

                           IMAGE ENTERTAINMENT, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

             For the Nine Months Ended December 31, 1998 and 1997

================================================================================

(In thousands, except per share data)           1998         1997
                                              --------     --------
NET SALES                                     $ 53,689     $ 59,610

OPERATING COSTS AND EXPENSES:
  Cost of sales                                 41,105       48,289
  Selling expenses                               3,982        3,563
  General and administrative expenses            4,194        3,624
  Amortization of production costs               3,099        2,770
                                              --------     --------

                                                52,380       58,246
                                              --------     --------

OPERATING INCOME                                 1,309        1,364

OTHER EXPENSES (INCOME):
  Interest expense                                 676          493
  Interest income                                  (69)         (79)
                                              --------     --------

                                                   607          414
                                              --------     --------

INCOME BEFORE INCOME TAXES                         702          950

INCOME TAX EXPENSE                                  55          238
                                              --------     --------

NET INCOME                                    $    647     $    712
                                              ========     ========

NET INCOME PER SHARE (Note 4):
  Basic                                       $    .05     $    .05
  Diluted                                     $    .05     $    .05
                                              ========     ========

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING (Note 4):
  Basic                                         13,534       13,575
                                              ========     ========
  Diluted                                       13,624       13,882
                                              ========     ========

          See accompanying notes to consolidated financial statements

                           IMAGE ENTERTAINMENT, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

             For the Nine Months Ended December 31, 1998 and 1997

================================================================================

(In thousands)                                                     1998          1997
                                                                 --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                       $    647      $    712

Adjustments to reconcile net income
  to net cash (used) provided by operating activities:
     Amortization of production costs                               3,099         2,770
     Depreciation and other amortization                              511           644
     Amortization of stock warrants                                    --            73
     Amortization of restricted stock grants                           59            --
     Provision for slow-moving inventories                          1,133         1,870
     Provision for (recoveries of) estimated doubtful
          accounts receivable                                         134          (290)
Changes in assets and liabilities associated
  with operating activities:
     Accounts receivable                                           (6,198)       (1,521)
     Inventories                                                   (4,078)         (489)
     Royalty, distribution and license fee advances, net            1,332        (1,364)
     Production cost expenditures                                  (3,998)       (3,033)
     Prepaid expenses and other assets                               (549)          (16)
     Accounts payable, accrued royalties and liabilities            5,256         2,883
                                                                 --------      --------

     Net cash (used) provided by operating activities              (2,652)        2,239
                                                                 --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Net cash used by investing activities
          -- capital expenditures                                  (2,275)         (497)
                                                                 --------      --------


          See accompanying notes to consolidated financial statements

                           IMAGE ENTERTAINMENT, INC.

                                  (UNAUDITED)

             For the Nine Months Ended December 31, 1998 and 1997

================================================================================

(In thousands)                                                    1998           1997
                                                                ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Advances under revolving credit facility                      $  31,252      $  28,695
  Advances under construction credit facility                          --            400
  Repayment of short-term debt                                         --           (285)
  Repayment of advances under revolving credit facility           (26,360)       (36,904)
  Repayment of advances under construction
    credit facility                                                   (43)            --
  Proceeds from issuance of convertible subordinated
    note payable                                                       --          5,000
  Proceeds from issuance of note payable                               --          1,350
  Net proceeds from exercise of stock options                         162            333
                                                                ---------      ---------

     Net cash provided (used) by financing activities               5,011         (1,411)
                                                                ---------      ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                              84            331

  Cash and cash equivalents at beginning of period                  1,015          1,090
                                                                ---------      ---------

  Cash and cash equivalents at end of period                    $   1,099      $   1,421
                                                                =========      =========

SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION:

  Cash paid during the period for:
     Interest                                                   $     721      $     475
     Income taxes                                               $      --      $      90
                                                                =========      =========

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:

During the nine months ended December 31, 1998, the Company borrowed $2,914,000 to fund costs relating to the construction of the Nevada warehouse and distribution facility, design and coding of custom warehouse management system software and purchase of distribution equipment and management information systems hardware. These costs were funded under the Company's construction credit and distribution equipment lease facilities. See "Note 6. Construction Credit Facility" and "Note 7. Distribution Equipment Lease Facility."


          See accompanying notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
--------------------------------------------------------------------------------

NOTE 1.   BASIS OF PRESENTATION.

The accompanying consolidated financial statements as of December 31, 1998 and for the three- and nine-month periods ended December 31, 1998 and 1997 include the accounts of Image Entertainment, Inc. and its wholly-owned subsidiaries U.S. Laser Video Distributors, Inc. and Image Newco, Inc. (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying consolidated balance sheet at December 31, 1998 and the related consolidated statements of operations and cash flows for the periods ended December 31, 1998 and 1997 of the Company included herein are unaudited; however, such information reflects all adjustments of a normal recurring nature which management believes are necessary for a fair presentation of results for the interim periods. The accompanying consolidated financial information for the periods ended December 31, 1998 and 1997 should be read in conjunction with the Financial Statements, the Notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's March 31, 1998 Form 10-K.

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

NOTE 2.   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS.

The Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income" ("SFAS No. 130") in June 1997. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. The Company adopted SFAS No. 130 on April 1, 1998. Comprehensive income is the change in equity of a business enterprise during a period from transactions and all other events and circumstances from nonowner sources. Other comprehensive income includes foreign currency items, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities. The Company did not have components of comprehensive income during the three- and nine-month periods ended December 31, 1998 and 1997. As a result, comprehensive income is the same as net income for the three- and nine-month periods ended December 31, 1998 and 1997.

The Financial Accounting Standards Board issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131") in June 1997. SFAS No. 131 establishes

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
--------------------------------------------------------------------------------

standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires enterprises to report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. It replaces the "industry segment" concept of Financial Accounting Standards Board Statement No. 14, "Financial Reporting for Segments of a Business Enterprise," with a "management approach" concept as to basis for identifying reportable segments. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. The Company will adopt SFAS No. 131 in the annual financial statements of the fiscal year ending March 31, 1999. Management is currently evaluating the impact of SFAS No. 131.

The AICPA's Accounting Standards Executive Committee ("AcSEC") issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed for Internal Use" in March 1998. SOP 98-1 provides guidance on the capitalization of software for internal use. SOP 98-1 is effective for financial statements for periods beginning after December 15, 1998. The Company will adopt SOP 98-1 in the annual financial statements of the fiscal year ending March 31, 2000. Management believes adoption of SOP 98-1 will not have a material impact on the Company's financial position or results of operations. Costs incurred related to the warehouse management system software for the Nevada facility have been recorded consistent with the provisions of SOP 98-1.

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

NOTE 3.   INVENTORIES.

Inventories at December 31, 1998 and March 31, 1998 are summarized as follows:

                                            December 31,      March 31,
     (In thousands)                             1998            1998
                                            ------------     ----------
     Laserdisc                              $     13,594     $   15,641
     Digital video disc                            6,974          2,128
     Other                                           431            577
                                            ------------     ----------
                                                  20,999         18,346
     Reserve for slow-moving inventories          (8,806)        (9,098)
                                            ------------     ----------
                                                  12,193          9,248
     Production costs, net                         2,856          1,957
                                            ------------     ----------

                                            $     15,049     $   11,205
                                            ============     ==========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
--------------------------------------------------------------------------------

Inventories consist primarily of finished products for sale and are stated at the lower of average cost or market.

Production costs are net of accumulated amortization of $7,601,000 and $6,013,000 at December 31, 1998 and March 31, 1998, respectively.

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

Accordingly, the accompanying net income per share information has been calculated and presented in accordance with the provisions of SFAS No. 128. In accordance with SFAS No. 128, the Company has presented both basic and diluted net income per share in its consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
--------------------------------------------------------------------------------

The following presents a reconciliation of the numerators and denominators used in computing basic and diluted net income per share for the three- and nine-month periods ended December 31, 1998 and 1997:

                                                      Three months     Three months     Nine months      Nine months
                                                         ended            ended            ended            ended
                                                      December 31,     December 31,     December 31,     December 31,
(In thousands, except per share data)                    1998             1997             1998             1997
                                                      ------------     ------------     ------------     ------------

Net income (basic numerator)                          $      1,129     $      1,087     $        647     $        712
                                                      ============     ============     ============     ============

Interest, net of taxes, on assumed conversion
  of dilutive security                                          95               --               --               --
                                                      ------------     ------------     ------------     ------------

Net income (diluted numerator)                        $      1,224     $      1,087     $        647     $        712
                                                      ============     ============     ============     ============

Weighted average common shares outstanding
  (basic denominator)                                       13,551           13,740           13,534           13,575
                                                      ============     ============     ============     ============

Effect of dilutive securities                                1,443              428               90              307
                                                      ------------     ------------     ------------     ------------

Weighted average common shares outstanding
  (diluted denominator)                                     14,994           14,168           13,624           13,882
                                                      ============     ============     ============     ============

Basic and diluted net income per share                $        .08     $        .08     $        .05     $        .05
                                                      ============     ============     ============     ============

Outstanding stock options and common shares underlying a convertible security which were not included in the computation of diluted net income per share were 1,065,000 and 2,732,000 shares, respectively, for the three months ended December 31, 1998 and 1997 and 2,289,000 and 2,732,000 shares, respectively, for the nine months ended December 31, 1998 and 1997. In the case of the stock options, the exercise prices were greater than the average market price of the common stock for the respective periods and in the case of the shares underlying

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
--------------------------------------------------------------------------------

the convertible security, the assumed conversion or exercise would result in antidilution when applying the treasury stock method for the three months ended December 31, 1997 and the nine months ended December 31, 1998 and 1997.

NOTE 5.   REVOLVING CREDIT AND TERM LOAN FACILITY.

On December 28, 1998, the Company entered into a Loan and Security Agreement (the "Agreement") with Foothill Capital Corporation ("Foothill"). The Agreement provides for revolving advances and the issuance of and guaranty of standby letters of credit under a $12,000,000 revolving credit facility and a series of term loans under a $500,000 capital expenditure term loan facility. The term of the Agreement is three years, renewable automatically thereafter for successive one-year periods.

Borrowings under the Agreement are secured by substantially all of the Company's assets and bear interest at prime plus 1% (8.75% at December 31, 1998), payable monthly. The borrowing rate may be reduced in the future should the Company meet certain operating performance targets specified in the Agreement. Funds available for borrowing under the credit facility may not exceed the borrowing base specified in the Agreement. The borrowing base is calculated as a percentage of eligible trade accounts receivable and eligible digital video disc ("DVD") inventory and excludes all laserdisc ("LD") inventory. At December 31, 1998, the Company had $7,207,000 outstanding under the revolving credit and term loan facilities and had borrowing availability of $3,293,000 and $500,000, respectively, net of amounts utilized for outstanding letters of credit.

The Agreement imposes restrictions on such items as encumbrances and liens, payment of dividends, other indebtedness, stock repurchases and capital expenditures. The Agreement requires the Company to comply with certain financial and operating covenants. At December 31, 1998, the Company was in compliance with all financial and operating covenants.

At December 31, 1998, the Company had $1.5 million of outstanding standby letters of credit issued by Foothill which expire on various dates from June 30, 1999 to November 16, 1999. These letters of credit secure balances due to program suppliers.

Concurrent with funding of the Foothill revolving credit facility, the Company terminated its $10 million December 1996 loan agreement with Union Bank of California, N.A. and repaid all outstanding borrowings under that agreement.

NOTE 6.   CONSTRUCTION CREDIT FACILITY.

On September 30, 1998, the Company converted an existing construction loan with Bank of America National Trust and Savings Association in Nevada to a revolving line of credit (the "Revolving Line"). Under the Revolving Line, the Company may repay and reborrow principal amounts provided the outstanding borrowings do not exceed the maximum available commitment of $3,434,000, which will be reduced quarterly beginning December 31, 1998 by $43,000. The Revolving Line expires January 31, 2008. The Company has the option under the Revolving Line to borrow at the bank's prime rate

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
--------------------------------------------------------------------------------

plus 1.25% or for fixed periods at LIBOR plus either 2.25% or 2.65% depending on level of the Company's debt service coverage ratio, as defined. At December 31, 1998, $3,391,000 in borrowings were outstanding under the Revolving Line, all of which were borrowed at the prime rate plus 1.25% option (9.00% at December 31, 1998).

Borrowings under the Revolving Line are secured by a deed of trust on the approximate 8.4 acres of land in Las Vegas, Nevada on which the Company has constructed its new warehouse and distribution facility, as well as any of the Company's personal property located in Nevada, but excluding inventory held for sale. The Revolving Line contains cross-default provisions to other borrowing agreements and imposes certain restrictions on such items as payment of dividends and stock repurchases. The Revolving Line requires the Company to comply with certain quarterly financial and operating covenants. At December 31, 1998, the Company was not in compliance with the bank's ratio of total liabilities to tangible net worth covenant. At the Company's request, the bank waived its requirement that the Company be in compliance with that covenant for the three months ended December 31, 1998. The Company was in compliance with all other financial and operating covenants at December 31, 1998.

NOTE 7.   DISTRIBUTION EQUIPMENT LEASE FACILITY.

In March 1997, the Company entered into a Lease Intended As Security Agreement (the "Lease") with BankAmerica Leasing & Capital Corporation. The Lease, as amended, provides the Company the ability to lease a substantial portion of the warehouse and distribution system equipment utilized in the Company's warehouse and distribution facility in Las Vegas, Nevada. The maximum amount available under the Lease is $2.5 million. The aggregate amount of installation, transportation, applicable taxes, software costs or licensing fees with respect to the aggregate borrowings under the Lease may not exceed 20% of the Company's total borrowings under the Lease. The Lease provides for advances for the purchase of equipment prior to its delivery and acceptance date (the "Advance Rent Period") which cannot extend past February 28, 1999. Interest during the Advance Rent Period is at the three-month LIBOR plus 2.5% (7.56% at December 31,
1998). There were $1,626,000 in borrowings outstanding under the Lease at December 31, 1998.

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

Borrowings under the Lease are secured by the underlying leased equipment. The Lease contains cross-default provisions with other borrowing agreements, early termination charges and a $1.5 million minimum utilization requirement. The Lease requires the Company to meet the same quarterly

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
--------------------------------------------------------------------------------

financial and operating covenants contained in the Revolving Line above. At December 31, 1998, the Company was not in compliance with the bank's ratio of total liabilities to tangible net worth covenant. At the Company's request, the bank waived its requirement that the Company be in compliance with that covenant for the three months ended December 31, 1998. The Company was in compliance with all other financial and operating covenants at December 31, 1998.

NOTE 8.   OTHER NOTES PAYABLE.

Convertible Subordinated Note Payable.  The Company entered into a Credit
-------------------------------------
Agreement with Image Investors Co. ("IIC"), a principal stockholder of the Company owned and controlled by John W. Kluge and Stuart Subotnick, dated as of September 29, 1997, pursuant to which the Company borrowed $5 million from IIC, with interest payable quarterly at 8% per annum, and principal due in five years. The loan is unsecured and subordinated to any obligations to Foothill and is convertible into the Company's common stock at any time during the term at a conversion price of $3.625 per share, the closing price of the Company's common stock on September 29, 1997.

Note Payable to Bank.  In July 1997, the Company borrowed $1,350,000 under a
--------------------
Business Loan Agreement (the "Business Loan Agreement") with Pioneer Citizens Bank in Nevada. The Business Loan Agreement, as amended, bears interest at prime plus 1.75% (9.5% at December 31, 1998), matures on August 1, 1999 and is secured by a deed of trust on the approximately 8.8 acres of land adjacent to the Company's 8.4 acre warehouse and distribution facility site in Las Vegas, Nevada.

NOTE 9.   SUBSEQUENT EVENT - COMPLETION OF REGISTERED COMMON STOCK SALE.

On January 6, 1999, the Company completed the sale of 2,400,000 shares of newly issued common stock to a group of institutional investors and other accredited investors at $5 per share. Image Investors Co., the largest shareholder of the Company and beneficially owned by John W. Kluge and Stuart Subotnick, purchased 600,000 shares of the 2,400,0000 shares issued.

The net proceeds of the offering (net of placement agent fees and excluding professional services fees) were $10,920,000. Approximately $5,000,000 of the net proceeds were used to complete the acquisition of the Internet/direct-to-consumer DVD and LD software business of Ken Crane's Magnavox City, Inc. See
Note 10 below for a description of the acquisition.

NOTE 10.  SUBSEQUENT EVENT - COMPLETION OF ACQUISITION.

On January 11, 1999, the Company, through Image Newco, Inc. ("Image Newco"), a wholly-owned subsidiary of the Company, completed its acquisition of certain assets and liabilities of the Internet/direct-to-consumer DVD and LD software business (the "Acquired Business") of Ken Crane's Magnavox City, Inc. ("Ken Crane's") pursuant to an Asset Purchase Agreement dated as of August 20, 1998 between Ken Crane's and Image Newco (as amended, the "Purchase Agreement"). The Acquired Business is engaged in Internet/direct-to-consumer retailing of DVD and LD entertainment software. The assets acquired by Image Newco included the "kencranes.com" website, a mail-order business,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
--------------------------------------------------------------------------------

an approximately 8,000 square foot retail store (located in leased premises in Westminster, California), DVD and LD inventory, and fixed assets and certain other assets used in the operation of the Acquired Business's Internet, mail-order and retail store businesses. In addition, Image Newco assumed certain trade accounts payable of the Acquired Business.

The acquisition purchase price paid to Ken Crane's included $3,000,000 in cash and 258,370 shares of Image common stock, valued at $2,000,000 (at $7.74 per share). The value of the 258,370 shares issued to Ken Crane's was based upon the average closing price of the Company's common stock for the 20 days preceding the August 20, 1998 signing of the Purchase Agreement. The purchase price may be subject to adjustment following a post-closing audit of the Acquired Business. In connection with the acquisition, Image Newco entered into
(1) a five-year employment agreement with Charles K. Crane, II ("Ken Crane, Jr.") (and paid a signing bonus of $1,500,000 pursuant to that agreement) and
(2) one-year consulting agreements with Pamela Crane and Casey Crane (and made a one-time payment of $250,000 to each in connection with those agreements). Ken Crane, Jr. will serve as Vice President - General Manager of Image Newco. For financial statement purposes, the one-time payments are included in the purchase price of the Acquired Business.

The Company funded the purchase price and its related payments with a portion of the $10,920,000 net proceeds raised in the sale of 2,400,000 shares of the Company's common stock.

The acquisition will be accounted for as a purchase; therefore, the Acquired Business's operating results will be included in the Company's operations from the date of the acquisition. Prior to the acquisition, the Acquired Business was one of the Company's largest customers. During the three months ended December 31, 1998 and 1997, respectively, sales by the Company to the Acquired Business were $2,446,000 and $2,922,000 and during the nine months ended December 31, 1998 and 1997, respectively, were $5,623,000 and $6,600,000.

The Company is currently preparing historical and pro forma financial statements in accordance with Regulation S-X of the Securities and Exchange Commission rules and regulations. These historical and pro forma financial statements will be filed with Form 8-K/A by March 26, 1999.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ----------------------------------------------------------------
          RESULTS OF OPERATIONS.
          ---------------------

GENERAL

  The Company operates in the domestic home video market. The Company has licensed and distributed a broad range of programming on laserdisc ("LD") since 1983. In prior fiscal years, the Company's net sales were derived almost entirely from the distribution of programming in the LD format. In March 1997, a new optical disc format, the digital video disc ("DVD") was introduced. The Company began distributing DVD programming on a nonexclusive wholesale basis in March 1997 and began releasing exclusively licensed DVD programming in June 1997. The Company generally enters into license agreements whereby it acquires the exclusive right to manufacture and distribute DVD and/or LD programming. In addition, the Company acts as an exclusive wholesale distributor of DVD and LD programming. In January 1998, the Company began selling music programming on compact audio disc ("CD") encoded in the DTS Digital Surround ("DTS") multichannel audio format as well as certain programming on videocassette tape ("VHS"). The accompanying consolidated financial information for the three and nine months ended December 31, 1998 and 1997 should be read in conjunction with the Financial Statements, the Notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's March 31, 1998 Form 10-K.

Seasonality and Variability.  The Company has generally experienced higher sales
---------------------------
of LD and DVD programming in the quarters ended December 31 and March 31 due to increased consumer spending associated with the year-end holidays and the home video release of many high profile, high budget summer theatrical releases. In addition to seasonality issues, other factors have contributed to variability in the Company's LD and DVD net sales on a quarterly basis. These factors include:
(i) DVD's negative impact on LD sales; (ii) the popularity of titles then in release; (iii) the Company's marketing and promotional activities; (iv) the Company's licensing and distribution activities relating to new video programming; (v) the extension, termination or non-renewal of existing license and distribution rights; and (vi) general and economic changes affecting the buying habits of the Company's customers, particularly those changes affecting consumer demand for LD and DVD hardware and software. Accordingly, the Company's revenues and results of operations may vary significantly from period to period, and the results of any one period may not be indicative of the results of any future periods.

RESULTS OF OPERATIONS

THE THREE MONTHS ENDED DECEMBER 31, 1998 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 1997

  Net sales for the December 1998 quarter decreased 13.6% to $22,715,000 from $26,297,000 for the December 1997 quarter. Net sales of DVD programming for the December 1998 quarter increased 218% to $15,943,000, or 70.2% of net sales, from $5,021,000, or 19.1% of net sales, for the December 1997 quarter. Approximately 51% of total December 1998 quarter DVD net sales were derived from exclusively distributed or licensed programming versus approximately 44% for the December 1997 quarter. The decrease in the December 1998 quarter net sales was due to a decline in net sales of LD programming, offset, in part, by an increase in net sales of DVD programming. During the December 1998 quarter, the Company distributed a greater number of new release titles on DVD (among which there were a greater number of stronger performing titles) and a greater number of catalogue titles on DVD, as compared to the December 1997 quarter. The holiday selling season (with its increased print and media advertising of the DVD format) coupled with continued expansion of the DVD market, both in terms of the increased number of new titles available on DVD and the increased installed base of DVD-player households, contributed to growth in the Company's DVD sales. In addition, the Company released significantly more exclusive new DVD titles in the December 1998 quarter, as compared the December 1997 quarter, and those exclusive new titles enjoyed stronger sales performance. Net sales of LD programming for the December 1998 quarter declined 73.9% to $5,521,000, or 24.3% of net sales, from $21,142,000, or 80.4% of net sales, for the December 1997 quarter due to DVD's continued adverse impact on the LD marketplace. The major music/video software retail chains have dramatically reduced their LD purchasing in favor of DVD purchasing. Other net sales (VHS and DTS/CD) for the December 1998 quarter increased 834% to $1,251,000, or 5.5% of net sales, from $134,000, or 0.5% of net sales, for the December 1997 quarter.

  Cost of sales (LD, DVD, DTS/CD and VHS collectively) for the December 1998 quarter was $17,302,000, or 76.2% of net sales, from $20,957,000, or 79.7% of net sales, for the December 1997 quarter. The margin improvement for the December 1998 quarter primarily reflects a lower average cost of sales for exclusive DVD programming versus exclusive LD programming.

  Selling expenses for the December 1998 quarter increased 10.2% to $1,468,000, or 6.5% of net sales, from $1,332,000, or 5.1% of net sales, for the December 1997 quarter. The increase in selling expenses for the December 1998 quarter, as a percentage of net sales, as compared to the December 1997 quarter was primarily due to higher personnel costs, increased trade and media advertising and increased promotional expenditures. The increased costs reflect selling and marketing efforts directed at growing consumer and retailer awareness of the Company's DVD, VHS and DTS/CD programming. Selling expenses for the December 1997 quarter included approximately $116,000 in expenses generated by the Company's U.S. Laser subsidiary which closed in July 1998. There were no U.S. Laser selling expenses during the December 1998 quarter.

  General and administrative expenses for the December 1998 quarter increased 5.0% to $1,565,000, or 6.9% of net sales, from $1,490,000, or 5.7% of net sales, for the December 1997 quarter. The increase in general and administrative expenses for the December 1998 quarter, as compared to the December 1997 quarter, was primarily due to higher personnel costs and higher professional fees including legal, investor relations and accounting. General and administrative expenses for the December 1997 quarter included approximately $365,000 in expenses generated by the Company's U.S. Laser subsidiary ($150,000 of which expense relates to severance payments to its former principals). There were no U.S. Laser general and administrative expenses during the December 1998 quarter. Additionally, the December 1997 quarter selling expenses were reduced by approximately $82,000 in recoveries of previously provided for doubtful accounts receivable from certain customers.

  Amortization of production costs for the December 1998 quarter decreased 13.8% to $906,000, or 4.0% of net sales, from $1,051,000, or 4.0% of net sales, for the December 1997 quarter. The decrease in amortization of production costs for the December 1998 quarter as compared to the December 1997 quarter is due to a change in management's estimate of the projected revenue stream from distribution of exclusive DVD programming released through December 31, 1998. This change in estimate was recorded in the December 1998 quarter and will be recorded prospectively. Had this change in estimate not been made in the December 1998 quarter, amortization of production costs for the December 1998 quarter would have been higher by approximately $118,000. Additionally, amortization of production costs will vary based upon the mix, timing and number of exclusive DVD and LD titles placed into production. The Company is producing fewer exclusive LD titles as it increases production of its exclusive DVD titles.

  Interest expense for the December 1998 quarter increased 98.1% to $321,000, or 1.4% of net sales, from $162,000, or 0.6% of net sales, for the December 1997 quarter. The increase is attributable to higher average debt levels during the December 1998 quarter as compared to the December 1997 quarter.

  Interest income for the December 1998 and December 1997 quarters were comparable at $20,000 and $26,000, respectively, or 0.1% of respective net sales.

  Income tax expense of $44,000 for the three months ended December 31, 1998 reflects an estimated effective tax rate of approximately 8% for the nine months ended December 31, 1998. The effective tax rate is lower than the statutory rate due to utilization of net operating loss carryforwards for Federal and state tax purposes generated in the fiscal year ended March 31, 1998. The effective tax rate is subject to on-going review by management on a regular basis.

  For the three months ended December 31, 1998, the Company recorded net income of $1,129,000, or $.08 per basic and diluted share, compared to $1,087,000, or $.08 per basic and diluted share, for the three months ended December 31, 1997.

THE NINE MONTHS ENDED DECEMBER 31, 1998 COMPARED TO THE NINE MONTHS ENDED DECEMBER 31, 1997

  Net sales for the nine months ended December 31, 1998 decreased 9.9% to $53,689,000 from $59,610,000 for the nine months ended December 31, 1997. Net sales of DVD programming for the nine months ended December 31, 1998 increased 208% to $29,318,000, or 54.6% of net sales, from $9,517,000, or 16.0% of net sales, for the nine months ended December 31, 1997.

Approximately 53% of total DVD net sales for the nine months ended December 31, 1998 were derived from exclusively distributed or licensed programming versus approximately 37% for the nine months ended December 31, 1997. The decrease in net sales for the nine months ended December 31, 1998 was due to a decline in net sales of LD programming, offset, in part, by an increase in net sales of DVD programming. During the nine months ended December 31, 1998, the Company distributed a greater number of new release titles on DVD (among which there were a greater number of stronger performing titles) and a greater number of catalogue titles on DVD, as compared to the nine months ended December 31, 1997. The holiday selling season during the three months ended December 31, 1998 (with its increased print and media advertising of the DVD format) coupled with continued expansion of the DVD market, both in terms of the increased number of new titles available on DVD and the increased installed base of DVD-player households, contributed to growth in the Company's DVD sales. Net sales of LD programming for the nine months December 31, 1998 declined 55.2% to $22,360,000, or 41.6% of net sales, from $49,877,000, or 83.7% of net sales, for the nine months ended December 31, 1997 due to DVD's adverse impact on the LD marketplace. The major music/video software retail chains have dramatically reduced their LD purchasing in favor of DVD purchasing. Other net sales (VHS and DTS/CD) for the nine months ended December 31, 1998 increased 831% to $2,011,000, or 3.8% of net sales, from $216,000, or 0.3% of net sales, for the nine months ended December 31, 1997.

  Cost of sales (LD, DVD, DTS/CD and VHS collectively) for the nine months ended December 31, 1998 was $41,105,000, or 76.6% of net sales, from $48,289,000, or
81.0% of net sales, for the nine months ended December 31, 1997. The margin improvement for the nine months ended December 31, 1998 primarily reflects a reduced provision for slow-moving LD inventory as well as lower average cost of sales for exclusive DVD programming versus exclusive LD programming and lower LD manufacturing costs as compared to the nine months ended December 31, 1997.

  Selling expenses for the nine months ended December 31, 1998 increased 11.8% to $3,982,000, or 7.4% of net sales, from $3,563,000, or 6.0% of net sales, for the nine months ended December 31, 1997. The increase in selling expenses for the nine months ended December 31, 1998, as a percentage of net sales, as compared to the nine months ended December 31, 1997 was primarily due to higher personnel costs, increased trade and media advertising, and increased promotional expenditures. The increased costs reflect selling and marketing efforts directed at growing consumer and retailer awareness of the Company's DVD, VHS and DTS/CD programming. Selling expenses for the nine months ended December 31, 1998 included approximately $99,000 in expenses generated by the Company's U.S. Laser subsidiary, which was winding down its operations through its July 1998 closing, as compared to $448,000 included in selling expenses for the nine months ended December 31, 1997.

  General and administrative expenses for the nine months ended December 31, 1998 increased 15.7% to $4,194,000, or 7.8% of net sales, from $3,624,000, or
6.1% of net sales, for the nine months ended December 31, 1997. The increase in general and administrative expenses for the nine months ended December 31, 1998 as compared to the nine months ended December 31, 1997 was primarily due to higher personnel costs and higher professional fees including legal, investor relations and accounting offset, in part, by a lower provision for doubtful accounts receivable. General and administrative expenses for the nine months ended December 31, 1998 included approximately $128,000 in expenses generated by the Company's U.S. Laser subsidiary, which was winding down its operations through its July 1998 closing, as compared to approximately $653,000 included in selling expenses for the nine months ended December 31, 1997 ($150,000 of which relates to severance payments to its former principals). Additionally, the nine months ended December 31, 1997 was reduced by approximately $468,000 in recoveries of previously provided for doubtful accounts receivable from certain customers.

  Amortization of production costs for the nine months ended December 31, 1998 increased 11.9% to $3,099,000, or 5.8% of net sales, from $2,770,000, or 4.6% of net sales, for the nine months ended December 31, 1997. The increase in amortization of production costs for the nine months ended December 31, 1998 as compared to the nine months ended December 31, 1997 is due to costs associated with the incremental production of exclusive DVD titles as well as the higher overhead in the Company's creative services and production departments necessary to produce an increasing number of exclusive DVD titles offset, in part, by a change in management's estimate of the projected revenue stream from distribution of exclusive DVD programming released through December 31, 1998. This change in estimate was recorded in the December 1998 quarter and will be recorded prospectively. Had this change in estimate not been made in the December 1998 quarter, amortization of production costs for the nine months ended December 31, 1998 would have been higher by approximately $118,000. Additionally, amortization of production costs will vary based upon the mix, timing and number of exclusive DVD and LD titles placed into production. The Company is producing fewer exclusive LD titles as it increases production of its exclusive DVD titles.

  Interest expense for the nine months ended December 31, 1998 increased 37.1% to $676,000, or 1.3% of net sales, from $493,000, or 0.8% of net sales, for the nine months ended December 31, 1997. The increase is attributable to higher average debt levels during the nine months ended December 31, 1998. Interest capitalized for the nine months ended December 31, 1998 was $156,000. The Company did not capitalize interest during the nine months ended December 31, 1997.

  Interest income for the nine months ended December 31, 1998 and December 31, 1997 were comparable at $69,000 and $79,000, respectively, or 0.1% of respective net sales.

  Income tax expense of $55,000 for the nine months ended December 31, 1998 reflects an estimated effective tax rate of approximately 8%. The effective tax rate is lower than the statutory rate due to utilization of net operating loss carryforwards for Federal and state tax purposes generated in the fiscal year ended March 31, 1998. The effective tax rate is subject to on going review by management on a regular basis.

  For the nine months ended December 31, 1998, the Company recorded net income of $647,000, or $.05 per basic and diluted share, compared to $712,000, or $.05 per basic and diluted share, for the nine months ended December 31, 1997.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income" ("SFAS No. 130") in June 1997. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. The Company adopted SFAS No. 130 on April 1, 1998. Comprehensive income is the change in equity of a business enterprise during a period from transactions and all other events and circumstances from nonowner sources. Other comprehensive income includes foreign currency items, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities. The Company did not have components of comprehensive income during the three- and nine-month periods ended December 31, 1998 and 1997. As a result, comprehensive income is the same as net income for the three- and nine-month periods ended December 31, 1998 and 1997.

  The Financial Accounting Standards Board issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131") in June 1997. SFAS No. 131 establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires enterprises to report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. It replaces the "industry segment" concept of Financial Accounting Standards Board Statement No. 14, "Financial Reporting for Segments of a Business Enterprise," with a "management approach" concept as to basis for identifying reportable segments. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. The Company will adopt SFAS No. 131 in the annual financial statements of the fiscal year ending March 31, 1999. Management is currently evaluating the impact of SFAS No. 131.

  The AICPA's Accounting Standards Executive Committee ("AcSEC") issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed for Internal Use" in March 1998. SOP 98-1 provides guidance on the capitalization of software for internal use. SOP 98-1 is effective for financial statements for periods beginning after December 15, 1998. The Company will adopt SOP 98-1 in the annual financial statements of the fiscal year ending March 31, 2000. Management believes adoption of SOP 98-1 will not have a material impact on the Company's financial position or results of operations. Costs incurred relating to the warehouse management system software for the Nevada facility have been recorded consistent with the provisions of SOP 98-1.

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

IMPACT OF YEAR 2000

  The Company is aware of the complexity and the significance of the "Year 2000" issue. The Company utilizes information systems throughout its business to effectively carry out its day-to-day operations. The Company has established a Year 2000 compliance methodology which comprises five phases: discovery, planning, resolution, testing and implementation. The scope of the Company's compliance program includes information technology systems (computer hardware and software), non-information technology systems (facilities, telecommunication systems, distribution center machinery, security systems and video and sound processing equipment which may include embedded technology) and the Year 2000 readiness of significant third-party suppliers (product manufacturers and suppliers and major service providers such as financial institutions, freight carriers, securities agents and other service providers) and customers.

  State of Readiness.  The Company has completed the discovery and planning
  ------------------
phases for both its information technology systems and non-information technology systems. Approximately 25% of the systems addressed were found to require some level of remediation or replacement. The Company is currently in the resolution phase with respect to such systems for which all affected hardware, software and equipment is being repaired, upgraded, or replaced. The Company expects to complete the resolution phase for all systems (information technology and non-information technology) by March 31, 1999. The Company expects to have completed the testing phase for all systems by June 30, 1999, and the implementation phase by September 30, 1999. Through December 31, 1998, the Company estimates that its resolution and testing phase is approximately 40% complete. Additionally, the Company is conducting a comprehensive Year 2000 supplier/customer readiness assessment with all significant third-party suppliers and customers. This assessment consists of distributing a questionnaire to significant third-party suppliers (including those which manufacture/supply approximately 75% of the exclusive optical discs and packaging and finished nonexclusive optical disc programming purchased by the Company) and significant third-party customers (including the Company's largest
retail customers).   Responses will be analyzed to determine their progress in
addressing the Year 2000 problem. The Company's suppliers and customers are under no contractual obligation to provide such information about their Year 2000 compliance. The Company expects to complete its investigation of the state of Year 2000 readiness of significant third party suppliers and customers by March 31, 1999.

  Costs.  Through December 31, 1998, the Company has spent approximately $20,000
  -----
on the discovery, planning and resolution phases for both information technology and non-information technology systems. The Company expects the remainder of the Year 2000 remediation process to cost approximately $150,000. The Company believes it has sufficient cash, cash flow and borrowing availability to fund this project. All costs are being expensed as incurred.

  Risks and Contingencies.
  -----------------------

     Information and Non-Information Technology Systems:  In the event the
     --------------------------------------------------
Company does not complete all phases of its Year 2000 compliance program by December 31, 1999, the Company's most reasonably likely worst case scenario would be that it would temporarily have to manually process and/or outsource portions of its customer service, order processing and/or distribution functions. No assurance can be given that the Company will be able to manually process or outsource these functions or that the Company will not incur significant additional expense in doing so. In the event the Company could not manually process or outsource these functions, the Company would temporarily be unable to process orders in a timely manner or respond to customer inquiries. This could lead to a loss of revenue and customer dissatisfaction, which could have a material adverse effect on the Company's results of operations, liquidity, and financial condition. The Company's contingency plans in this area will be finalized after the testing phase of the systems is completed (currently scheduled by June 30, 1999) and will include the manual processes and potential outsourcing of certain functions required to perform critical business functions that could be affected by Year 2000 issues.

     Significant Suppliers and Customers:  The Company has no means of ensuring
     -----------------------------------
that its significant suppliers and customers will be Year 2000 compliant. There is no assurance that the Company's significant suppliers and customers will not suffer a Year 2000 business disruption. The inability of such suppliers and customers to be Year 2000 compliant in a timely fashion could have a material adverse impact on the Company's business, financial condition and results of operations. Should the Company not receive assurance from their significant suppliers of their expected Year 2000 compliance by March 31, 1999, the Company will begin its contingency planning to identify and utilize alternative sources for its optical discs programming and other supplier provided services, where practical. The Company believes there are alternative sources for the manufacturing of its exclusive optical discs and for purchasing its finished nonexclusive catalogue optical disc programming. However, in the case of finished new release nonexclusive optical disc programming, purchases are from sole source suppliers and it may not be possible to alternatively source such product. With respect to its significant customers, the Company believes that retailer demand for optical disc programming is ultimately driven by the end-consumer. Should the Company not receive assurance from their significant customers of their expected Year 2000 compliance by June 30, 1999, the Company will begin its contingency planning to identify those retailers that expect to be Year 2000 compliant and focus Year 2000 sales efforts toward such retailers.

LIQUIDITY AND CAPITAL RESOURCES

  The Company's working capital requirements vary primarily with the level of its licensing, production and distribution activities. The principal recurring uses of working capital in operations are for program licensing costs (i.e., royalty payments, including advances, to program suppliers), distribution fee advances, manufacturing and production costs, costs of acquiring finished product for wholesale distribution and selling, general and administrative expenses. Working capital has historically been provided by cash flows from operations, private sales of common stock, notes representing long-term debt and bank borrowings. During the nine months ended December 31, 1998, net cash used by operations of $2,652,000 resulted primarily from substantial increases in accounts receivable, DVD inventories, and DVD production costs offset, in part, by an increase in accounts payable (primarily for DVD product purchases) and royalty recoupment. Comparatively, net cash provided by operations during the nine months ended December 31, 1997 of $2,239,000 primarily resulted from comparatively reduced inventory purchases and a smaller increase in accounts receivable. Net cash used by investing activities, consisting entirely of capital expenditures, increased 358% to $2,275,000 for the nine months ended December 31, 1998 from $497,000 for the nine months ended December 31, 1997.
The December 1998 capital expenditures primarily relate to the Nevada warehouse and distribution facility. Net cash provided by financing activities was $5,011,000 for the nine months ended December 31, 1998 compared to net cash used by financing activities of $1,411,000 for the nine months ended December 31, 1997. The net cash provided from financing activities during the nine months ended December 31, 1998 resulted from advances under the Company's revolving credit facility to fund the growth in the Company's DVD business for the three months ended December 31, 1998. The Company attempts to maintain what it estimates to be adequate levels of DVD inventory on a per-title-basis from all product suppliers so that it can service the needs of its broad base of retail customers as a "one-stop." The aforementioned changes for the December 1998 period resulted in net cash and cash equivalents increasing 8% to $1,099,000 at December 31, 1998 from $1,015,000 at March 31, 1998.

  Management believes that its internal and external sources of funding are adequate to meet anticipated needs for the next 12 months. In recent quarters, the Company has not been in compliance with certain financial covenants under certain of its debt agreements such as minimum tangible net worth, minimum quarterly profitability and ratio of total liabilities to tangible net worth covenants. As a result, the Company has requested and received waivers for its noncompliance from its lenders. On December 28, 1998, the Company refinanced its Union Bank of California revolving credit facility with one from Foothill Capital Corporation. The revolving credit facility with Foothill Capital Corporation has less restrictive financial covenants than the Union Bank of California facility. The Company is in discussions with Bank of America to amend certain financial covenants on a prospective basis to give effect to the January 1999 sale of its common stock and acquisition of certain assets and liabilities of the DVD and LD retail sales business of Ken Crane's Magnavox City, Inc. See "Completion of Registered Common Stock Sale" and "Completion of Acquisition" below. Should the Company not be in compliance with future covenants, there is no assurance that the Company's lenders will provide waivers for noncompliance. Without a waiver of noncompliance, the debt would be in default and would potentially cross-default other debt causing such debt to be immediately due and payable. The Company would attempt to refinance its current debt with its existing lender or a new lender at terms which may be less favorable than its current terms, however, there can be no assurance that the Company would be successful in doing so. The Company is currently in compliance with all financial and operating covenants that are measured on an ongoing basis and expects that, at each measurement date in the foreseeable future, it will be in compliance with all financial and operating covenants to be measured at such date.

  COMPLETION OF REGISTERED COMMON STOCK SALE.
  ------------------------------------------

  On January 6, 1999, the Company completed the sale of 2,400,000 shares of newly issued common stock to a group of institutional investors and other accredited investors at $5 per share. Image Investors Co., the largest shareholder of the Company and beneficially owned by John W. Kluge and Stuart Subotnick, purchased 600,000 shares of the 2,400,000 shares issued.

  The net proceeds of the offering (net of placement agent fees and excluding professional services fees) were $10,920,000. Approximately $5,000,000 of the net proceeds were used to complete the acquisition of the Internet/direct-to-consumer DVD and LD software business of Ken Crane's Magnavox City, Inc. See "Completion of Acquisition" below for a description of the acquisition.

  COMPLETION OF ACQUISITION.
  -------------------------

  On January 11, 1999, the Company, through Image Newco, Inc. ("Image Newco"), a wholly-owned subsidiary of the Company, completed its acquisition of certain assets and liabilities of the Internet/direct-to-consumer DVD and LD software business (the "Acquired Business") of Ken Crane's Magnavox City, Inc. ("Ken Crane's") pursuant to an Asset Purchase Agreement dated as of August 20, 1998 between Ken Crane's and Image Newco (as amended, the "Purchase Agreement"). The Acquired Business is engaged in Internet/direct-to-consumer retailing of DVD and LD entertainment software. The assets acquired by Image Newco included the "kencranes.com" website, a mail-order business, an approximately 8,000 square foot retail store (located in leased premises in Westminster, California), DVD and LD inventory, and fixed assets and certain other assets used in the operation of the Acquired Business's Internet, mail-order and retail store businesses. In addition, Image Newco assumed certain trade accounts payable of the Acquired Business.

  The acquisition purchase price paid to Ken Crane's included $3,000,000 in cash and 258,370 shares of Image common stock, valued at $2,000,000 (at $7.74 per share). The value of the 258,370 shares issued to Ken Crane's was based upon the average closing price of the Company's common stock for the 20 days preceding the August 20, 1998 signing of the Purchase Agreement. The purchase price may be subject to adjustment following a post-closing audit of the Acquired Business. In connection with the acquisition, Image Newco entered into
(1) a five-year
employment agreement with Charles K. Crane, II ("Ken Crane, Jr.") (and paid a signing bonus of $1,500,000 pursuant to that agreement) and (2) one-year consulting agreements with Pamela Crane and Casey Crane (and made a one-time payment of $250,000 to each in connection with those agreements). Ken Crane, Jr. will serve as Vice President - General Manager of Image Newco. For financial statement purposes, the one-time payments are included in the purchase price of the Acquired Business.

  The Company funded the purchase price and other related payments with a portion of the $10,920,000 net proceeds raised in the sale of 2,400,000 shares of the Company's common stock.

  The acquisition will be accounted for as a purchase; therefore, the Acquired Business's operating results will be included in the Company's operations from the date of the acquisition. Prior to the acquisition, the Acquired Business was one of the Company's largest customers. During the three months ended December 31, 1998 and 1997, respectively, sales by the Company to the Acquired Business were $2,446,000 and $2,922,000 and during the nine months ended December 31, 1998 and 1997, respectively, were $5,623,000 and $6,600,000.

  The Company is currently preparing historical and pro forma financial statements in accordance with Regulation S-X of the Securities and Exchange Commission rules and regulations. These historical and pro forma financial statements will be filed with Form 8-K/A by March 26, 1999.

  FINANCING ACTIVITIES.
  --------------------

     Revolving Credit and Term Loan Facility.  On December 28, 1998, the Company
     ---------------------------------------
entered into a Loan and Security Agreement (the "Agreement") with Foothill Capital Corporation ("Foothill"). The Agreement provides for revolving advances and the issuance of and guaranty of standby letters of credit under a $12,000,000 revolving credit facility and a series of term loans under a $500,000 capital expenditure term loan facility. The term of the Agreement is three years, renewable automatically thereafter for successive one-year periods.

  Borrowings under the Agreement are secured by substantially all of the Company's assets and bear interest at prime plus 1% (8.75% at December 31, 1998), payable monthly. The borrowing rate may be reduced in the future should the Company meet certain operating performance targets specified in the Agreement. Funds available for borrowing under the credit facility may not exceed the borrowing base specified in the Agreement. The borrowing base is calculated as a percentage of eligible trade accounts receivable and eligible DVD inventory and excludes all LD inventory. At December 31, 1998, the Company had $7,207,000 outstanding under the revolving credit and term loan facilities and had borrowing availability of $3,293,000 and $500,000, respectively, net of amounts utilized for outstanding letters of credit.

  The Agreement imposes restrictions on such items as encumbrances and liens, payment of dividends, other indebtedness, stock repurchases and capital expenditures. The Agreement requires the Company to comply with certain financial and operating covenants. At December 31, 1998, the Company was in compliance with all financial and operating covenants.

  At December 31, 1998, the Company had $1.5 million of outstanding standby letters of credit issued by Foothill which expire on various dates from June 30, 1999 to November 16, 1999. These letters of credit secure balances due to program suppliers.

  Concurrent with funding of the Foothill revolving credit facility, the Company terminated its $10 million December 1996 loan agreement with Union Bank of California, N.A. and repaid all outstanding borrowings under that agreement.

     Construction Credit Facility.  On September 30, 1998, the Company converted
     ----------------------------
an existing construction loan with Bank of America National Trust and Savings Association in Nevada to a revolving line of credit (the "Revolving Line"). Under the Revolving Line, the Company may repay and reborrow principal amounts provided the outstanding borrowings do not exceed the maximum available commitment of $3,434,000, which will be reduced quarterly beginning December 31, 1998 by $43,000. The Revolving Line expires January 31, 2008. The Company has the option under the Revolving Line to borrow at the bank's prime rate plus 1.25% or for fixed periods at LIBOR plus either 2.25% or 2.65% depending on the level of the Company's debt service coverage ratio, as defined. At December 31, 1998, $3,391,000 in borrowings were outstanding under the Revolving Line, all of which were borrowed at the prime rate plus 1.25% option (9.0% at December 31, 1998).

Borrowings under the Revolving Line are secured by a deed of trust on the approximate 8.4 acres of land in Las Vegas, Nevada on which the Company constructed its new warehouse and distribution facility, as well as any of the Company's personal property located in Nevada, but excluding inventory held for sale. The Revolving Line contains cross-default provisions to other borrowing agreements and imposes restrictions on such items as payment of dividends and stock repurchases. The Revolving Line requires the Company to comply with certain quarterly financial and operating covenants. At December 31, 1998, the Company was not in compliance with the bank's ratio of total liabilities to tangible net worth covenant. At the Company's request, the bank waived its requirement that the Company be in compliance with that covenant for the three months ended December 31, 1998. The Company is in discussions with the bank to amend certain financial covenants on a prospective basis to give effect to the January 1999 sale of its common stock and acquisition of certain assets and liabilities of the DVD and LD retail sales business of Ken Crane's Magnavox City, Inc. See "Completion of Acquisition" above. The Company is currently in compliance with all financial and operating covenants that are measured on an ongoing basis and expects that, at each measurement date in the foreseeable future, it will be in compliance with all financial and operating covenants to be measured at such date.

     Distribution Equipment Lease Facility.  In March 1997, the Company entered
     -------------------------------------
into a Lease Intended As Security Agreement (the "Lease") with BankAmerica Leasing & Capital Corporation. The Lease, as amended, provides the Company the ability to lease a substantial portion of the warehouse and distribution system equipment utilized in the Company's warehouse and distribution facility in Las Vegas, Nevada. The maximum amount available under the Lease is $2.5 million. The aggregate amount of installation, transportation, applicable taxes, software costs or licensing fees with respect to the aggregate borrowings under the lease may not exceed 20% of the Company's total borrowings under the Lease. The Lease provides for advances for the purchase of equipment prior to its delivery and acceptance date (the "Advance Rent Period") which cannot extend past February 28, 1999.

Interest during the Advance Rent Period is at the three-month LIBOR plus 2.5% (7.56% at December 31, 1998). There were $1,626,000 in borrowings outstanding under the Lease at December 31, 1998.

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

Borrowings under the Lease are secured by the underlying leased equipment. The Lease contains cross-default provisions with other borrowing agreements, early termination charges and a $1.5 million minimum utilization requirement. The Lease requires the Company to meet the same quarterly financial and operating covenants contained in the Revolving Line above. At December 31, 1998, the Company was not in compliance with the bank's ratio of total liabilities to tangible net worth covenant. At the Company's request, the bank waived its requirement that the Company be in compliance with that covenant for the three months ended December 31, 1998. The Company is in discussions with the bank to amend certain financial covenants on a prospective basis to give effect to the January 1999 sale of its common stock and acquisition of certain assets and liabilities of the DVD and LD retail sales business of Ken Crane's Magnavox City, Inc. See "Completion of Acquisition" above. The Company is currently in compliance with all financial and operating covenants that are measured on an ongoing basis and expects that, at each measurement date in the foreseeable future, it will be in compliance with all financial and operating covenants to be measured at such date.

     Convertible Subordinated Note Payable.  The Company entered into a Credit
     -------------------------------------
Agreement with Image Investors Co. ("IIC"), a principal stockholder of the Company owned and controlled by John W. Kluge and Stuart Subotnick, dated as of September 29, 1997, pursuant to which the Company borrowed $5 million from IIC, with interest payable quarterly at 8% per annum, and principal due in five years. The loan is unsecured and subordinated to any obligations to Foothill and is convertible into the Company's common stock at any time during the term at a conversion price of $3.625 per share, the closing price of the Company's common stock on September 29, 1997.

     Note Payable to Bank.  In July 1997, the Company borrowed $1,350,000 under
     --------------------
a Business Loan Agreement (the "Business Loan Agreement") with Pioneer Citizens Bank in Nevada. The Business Loan Agreement, as amended, bears interest at prime plus 1.75% (9.5% at December 31, 1998), matures on August 1, 1999 and is secured by a deed of trust on the approximately 8.8 acres of land adjacent to the Company's 8.4 acre warehouse and distribution facility site in Las Vegas, Nevada.

  OTHER OBLIGATIONS.
  -----------------

  At December 31, 1998, the Company had future license commitments for royalty advances and other fees of $2,299,000 due during the remainder of fiscal 1999, $1,158,000 due during fiscal 2000 and $295,000 due during fiscal 2001. These advances and fees are recoupable against royalties and distribution fees earned by the licensors and program suppliers, respectively. Depending upon the competition for license and exclusive distribution rights, the Company may have to pay increased advances, fees and/or royalty rates in order to acquire or retain such rights in the future.

  CLOSURE OF SUBSIDIARY -- U.S. LASER VIDEO DISTRIBUTORS, INC.
  -----------------------------------------------------------

  The closure of the Company's wholly-owned subsidiary U.S. Laser Video Distributors, Inc. was completed in July 1998.

  LAS VEGAS WAREHOUSE AND DISTRIBUTION FACILITY AND ADJACENT LAND.
  ---------------------------------------------------------------

  In December 1997, the Company began construction of a 76,000 square foot warehouse and automated distribution facility on approximately 8.4 acres of the Company's real property adjacent to McCarren International Airport in Las Vegas, Nevada. Third-party delays in customizing the software used to manage the distribution system have delayed the opening of the new facility. The software vendor has been working to finalize the software package and its integration with the Company's distribution equipment. The Company currently expects that the distribution facility will begin to distribute some product by the end of February 1999 and all product by the end of March 1999. However, there is no assurance that the distribution facility will be operational by those dates or that the automated systems will operate as planned without further delay. To date, the Company has not experienced any material adverse effects from the delayed opening of the distribution facility since it continues to operate its existing Chatsworth distribution facility. However, additional delays or any inability to correct problems that arise with the facility's automated systems after they become operational could have a material adverse effect on the Company's financial position and results of operations.

  The Company and its Chatsworth distribution facility landlord agreed to further amend the January 2, 1998 Surrender of Lease and Termination Agreement (the "Termination Agreement") to extend the expiration date of the lease from November 30, 1998 to March 31, 1999. Should the Company fail to vacate the premises by March 31, 1999, all of the terms of the original lease will be reinstated (including the March 31, 2000 termination date), unless the parties agree to further amend the Termination Agreement. The Company believes that if necessary it would be able to further amend the Termination Agreement.

SUMMARY AND OUTLOOK

  Management believes the Company's long-term operating cash flow and liquidity will depend upon the success and extent of the Company's licensing and distribution of DVD software, and to a lesser extent, the viability of the LD market place and the Company's ability to reach the installed LD household base through alternative distribution channels.

  To a lesser extent, future operating cash flow may be positively affected by the success and extent of the Company's exclusive distribution of complimentary entertainment programming in other video/audio formats.

  The Company intends to continue to actively pursue DVD license and distribution rights as it has pursued LD license and distribution rights.

  DVD Hardware Penetration.  The Electronics Industries Association ("EIA")
  ------------------------
reported that from March 1997 (the DVD format's introduction date) to January 29, 1999, approximately 1,554,000 DVD players have been sold to consumer electronics retailers. Management estimates that there are currently approximately 1,165,000 domestic DVD households (approximately 75% of the EIA's estimate above).

  Company DVD Market Share.  According to VideoScan, which tracks point-of-sale
  ------------------------
data from more than 16,000 video outlets (includes mass merchandisers and retailers but not most discount outlets and Internet retailers), the Company's market share of total DVD unit sales from January 1, 1999 through January 31, 1999 is 3.04%. The Company currently ranks eighth in market share behind Warner Home Video (22.39%), Disney (14.64%), Universal Home Entertainment (10.22%), Columbia TriStar (9.22%), Paramount Home Video (7.46%), New Line (6.83%), and MGM (6.58%). Additionally, VideoScan reported the Company's market share of total DVD unit sales for the calendar year ended December 31, 1998 was 2.96%. The Company was ranked ninth in market share behind Warner Home Video (24.13%), Columbia TriStar (14.45%), Universal Home Entertainment (10.79%), MGM (10.33%), Disney (9.01%), New Line (8.34%), Artisan Entertainment (formerly LIVE Home Entertainment) (4.52%), and Paramount Home Video (3.97%).

  It is likely that actual market share data would differ from the above reported sales data had VideoScan captured sales data from all retailers including Internet retailers.

FORWARD-LOOKING STATEMENTS

  The Company believes that its forward-looking statements contained throughout this Form 10-Q are within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based on the beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. When used in this report, the words "anticipate," "believe," "estimate," "may," "plan," "expect" and similar expressions, variations of such terms or the negative of such terms as they relate to the Company or its management are intended to identify such forward-looking statements and should not be regarded as a representation by the Company, its management or any other person that the future events, plans or expectations contemplated by the Company will be achieved. Such statements are based on management's current expectations and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, the Company's actual results, performance or achievements could differ materially from those expressed in, or implied by, any such forward-looking statements. The Company has made forward-looking statements in this Form 10-Q concerning, among other things, (i) the viability of the LD format and market place; (ii) the Company's ability to experience continued sales and maintain its market share of its licensed DVD programing and secure additional exclusive LD and DVD rights; (iii) the dates which the Las Vegas, Nevada warehouse and distribution facility will be operational and shipping product; (iv) the adequacy and effectiveness of the Company's Year 2000 compliance methodology; and (v) amending its Termination Agreement to extend its Chatsworth facility lease termination date beyond March 31, 1999. These statements are only predictions. Actual events or results may differ materially as a result of risks facing the Company. These risks include, but are not limited to: (i) competition from other distributors of the DVD format; (ii) ability to sustain its core LD business until a transition can be made into DVD, if ever; or whether current LD programming suppliers, LD retailers and LD hardware manufacturers will continue to support the LD format during the transition period; (iii) shifts in industry distribution channels; (iv) shifts in retail consumer and wholesale customer buying habits; (v) difficulties and delays which may be encountered in the compression and authoring production process required to produce DVD programming; (vi) potential installation, implementation and performance difficulties encountered during the testing and implementation phases of the Company's newly constructed distribution system and custom programmed distribution software utilized to run the Las Vegas, Nevada distribution center; (vii) unforseen difficulties encountered relating to Year 2000 readiness of embedded software within non-information system's technology;
(viii) any ultimate non-Year 2000 compliance by significant information technology, non-information technology and optical disc programming third-party vendors when such vendor's previous public and private statements and assurances of Year 2000 compliance were relied upon by the Company; (ix) ultimate unwillingness of the potential new tenant of our leased Chatsworth warehouse facility to agree to an extension of our lease; and (x) other factors referenced in this Form 10-Q. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to announce publicly the result of any revisions to any of the forward-looking statements contained in this and other Securities and Exchange Commission filings of the Company to reflect future events or developments.

              REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
              --------------------------------------------------

  The condensed consolidated financial statements as of December 31, 1998 and for the three-and nine-month periods ended December 31, 1998 and 1997 in this Form 10-Q have been reviewed by KPMG LLP, independent certified public accountants, in accordance with established professional standards and procedures for such a review.

  The report of KPMG LLP commenting upon their review follows.

                      INDEPENDENT AUDITORS' REVIEW REPORT
                      -----------------------------------

The Board of Directors and Shareholders
Image Entertainment, Inc.:

We have reviewed the condensed consolidated balance sheet of Image Entertainment, Inc. and subsidiaries as of December 31, 1998, and the related condensed consolidated statements of operations for the three- and nine-month periods ended December 31, 1998 and 1997 and the statements of cash flows for the nine-month periods ended December 31, 1998 and 1997. These condensed consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Image Entertainment, Inc. and subsidiaries as of March 31, 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended; and in our report dated May 29, 1998 except for Note 8, as to which the date was June 18, 1998, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of March 31, 1998, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                          /s/ KPMG LLP

Los Angeles, California
February 2, 1999

================================================================================
                          PART II - OTHER INFORMATION
================================================================================

ITEM 1.   LEGAL PROCEEDINGS.
          -----------------

     On July 31, 1998, the Company filed a complaint in the United States District Court for the Central District of California, Western Division (Case No. CV 98-6203 AHS ANx), against PolyGram Video, a division of PolyGram Records, Inc., PolyGram N.V., and The Seagram Company, Ltd. (the "California Action"), which related to a dispute concerning, among other things a December 23, 1996 license agreement between PolyGram Video and the Company (the "License Agreement"). The Company alleged causes of action for fraud, recision of written contract, breach of contract, interference with contract, and unfair business practices. The Company contended that PolyGram Video, its president and other officers made various written and oral representations regarding the number and commercial success of PolyGram Video's future release schedule and the revenues that the Company would derive from the distribution of those films. The Company further contended that PolyGram Video expressly warranted and represented in the License Agreement that PolyGram Video and its affiliates would remain in the film business "at a level comparable to, or increased from, their current level." The Company maintained that based on such promises and representations the Company was induced to enter into the License Agreement which provided for a $6 million advance, $3 million of which had been paid to PolyGram Video as of the filing date of the complaint.

     The complaint in the California Action sought general damages of $3 million for fraud, complete recision of the License Agreement and recovery of unrecouped advances in the approximate amount of $2.4 million. In the alternative, the complaint sought damages of $6 million for breach of contract and interference with contract, and injunctive relief prohibiting the acquisition of PolyGram N.V. by Seagram, or the sale of all or any part of PolyGram's film divisions to finance such acquisition, as a violation of certain provisions of the License Agreement. The Company also sought to recover punitive damages, prejudgment interest, attorney's fees and costs of suit.

     On August 24, 1998, after being served with the complaint in the California Action, PolyGram Records filed a separate suit against the Company in the United States District Court for the Southern District of New York (Case No. 98 Civ. 6025 JGK), seeking damages of up to $3 million for the Company's alleged breach of the License Agreement, plus prejudgment interest, attorney's fees and cost of suit (the "New York Action").

     As of February 2, 1999, the parties reached an overall settlement of both the California Action and the New York Action. Under the settlement agreement, in exchange for a settlement payment of $150,000, the Company is relieved of all further obligation to pay PolyGram Video any additional royalty payments under the License Agreement and has the right to continue to distribute titles previously delivered to Image for release under the License Agreement as well as certain additional titles through the earlier of January 1, 2002 or until $3,150,000 has been recouped (which amount represents the $150,000 settlement payment and the $3 million advance installment which had been paid to PolyGram Video as of the filing date of the California Action).

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

     On November 17, 1997, the Company commenced the court ordered arbitration proceedings against LEI, seeking damages in excess of $3.7 million, plus attorney's fees and costs, for breach of the promissory notes. On January 21, 1998, LEI filed an answering statement denying liability. LEI also submitted a counterclaim against Image and three of its present or former officers or directors, but refused to pay the AAA filing fee, and the AAA rejected the counterclaim. Although LEI's counterclaim was rejected and is not pending, it alleged claims for, inter alia, fraud in the inducement, recission and breach of
                    ----- ----
written contract. The counterclaim maintained that certain of the Company's representations and warranties regarding the value of the acquired business and its projected income were false, and that LEI was therefore fraudulently induced to execute the purchase agreement and the two promissory notes. LEI also maintained that the Company breached a seller non-competition agreement, thereby entitling LEI to an offset against any amount found to be owed under the second promissory note. The counterclaim sought compensatory damages of $1 million plus accrued interest, attorney's fees and costs, and also sought punitive damages in an amount of $2 million. Should the rejected counterclaim of LEI ever be filed or prosecuted, the Company intends to contest vigorously its allegations and purported claims.

     On May 4, 1998, LEI and certain other defendants in the Superior Court Action filed voluntary petitions under Chapter 7 of the Bankruptcy Code in the United States Bankruptcy Court for the Central District of California. These bankruptcy filings have automatically stayed the prosecution of the court ordered arbitration proceedings against LEI, and the prosecution of the Superior Court Action against LEI and three other defendants. In connection with the bankruptcy proceedings, the Company has availed itself of provisions in the Bankruptcy Code to conduct discovery relating to the acts, conduct, property, liabilities and financial condition of LEI and the other debtors. In July 1998, the Company filed motions to compel LEI and the other debtors and the debtors' accountants to produce documents and appear for examination under Bankruptcy Rule 2004. The Bankruptcy Court granted all of the Company's motions, issuing orders compelling the four debtor entities and their principals (Mark Kreloff and Paul Haigney), as well as the debtors' former accountants (Kress & Rosenbaum Accountancy Corporation and Calvin Leong) to produce documents and appear for Rule 2004 examinations. Over the last six months, the Company has obtained and reviewed thousands of pages of documents from the debtors' former accountants and the debtors, relating to the assets, liabilities, and financial condition of the debtors and other matters which may affect the administration of the debtor's estate or their right to a discharge. The Company has also taken Rule 2004 examinations of three of the debtors' former accountants. The Company also plans to take Rule 2004 examinations of the debtors and their principals. After completion of the Rule 2004 examinations, the Company will determine whether to pursue its claims against the debtor and nondebtor defendants in the Bankruptcy Court or in the Superior Court.

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

                              IMAGE ENTERTAINMENT, INC.



Date: February 10, 1999        By: /s/ Martin W. Greenwald
                                   ___________________________________________
                                   Martin W. Greenwald
                                   Chairman of the Board, Chief Executive
                                   Officer, President and Treasurer



Date: February 10, 1999        By: /s/ Jeff M. Framer
                                   ___________________________________________-
                                   Jeff M. Framer
                                   Chief Financial Officer

================================================================================
                                 EXHIBIT INDEX
================================================================================

Exhibit No.    Description
--------------------------------------------------------------------------------

10.1 * Loan and Security Agreement between the Company and Foothill Capital Corporation dated as of December 28, 1998, including Capital Expenditure Loan Note and Trademark Security Agreement.

15 *           Consent Letter of KPMG LLP, Independent Certified Public
               Accountants.

27 *           Financial Data Schedule for the Nine Months Ended December 31,
               1998.


______________________
               * EXHIBIT(S) NOT PREVIOUSLY FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.