Form 10-K405
period 1999-03-31
IMAGE ENTERTAINMENT INC
filed 1999-06-25
CIK 216324

================================================================================
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            _______________________
                                   FORM 10-K
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For The Fiscal Year Ended March 31, 1999

                                       OR
[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 For The Transition Period From ...........To .........

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ( x ) NO ( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( x )

At June 1, 1999, 16,445,158 shares of Common Stock were outstanding, and the aggregate market value of the shares of Common Stock held by the registrant's nonaffiliates was approximately $78,837,306 (based upon the closing price of the Common Stock on the NASDAQ National Market System on such date), excluding shares of Common Stock held by the registrant's directors, executive officers and 5% or more shareholders. Their holdings have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

                      DOCUMENTS INCORPORATED BY REFERENCE
Part III - Proxy Statement for Registrant's 1999 Annual Meeting of Shareholders to be filed within 120 days of fiscal year-end.

--------------------------------------------------------------------------------
================================================================================

                           IMAGE ENTERTAINMENT, INC.
                            Form 10-K Annual Report
                    For The Fiscal Year Ended March 31, 1999


                               TABLE OF CONTENTS
                               -----------------

PART I ...................................................................................      1

     ITEM 1.   Business...................................................................      1
     ITEM 2.   Properties.................................................................     18
     ITEM 3.   Legal Proceedings..........................................................     19
     ITEM 4.   Submission of Matters to a Vote of Security Holders........................     21

PART II ..................................................................................     23

     ITEM 5.   Market for Registrant's Common Equity and Related Stockholder Matters......     23
     ITEM 6.   Selected Financial Data....................................................     24
     ITEM 7.   Management's Discussion and Analysis of Financial Condition and Results
               of Operations..............................................................     25
     ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk.................     39
     ITEM 8.   Financial Statements and Supplementary Data................................     40
     ITEM 9.   Changes in and Disagreements with Accountants on Accounting and
               Financial Disclosure.......................................................     66

PART III .................................................................................     66

     ITEM 10.  Directors and Executive Officers of the Registrant.........................     66
     ITEM 11.  Executive Compensation.....................................................     66
     ITEM 12.  Security Ownership of Certain Beneficial Owners and Management.............     66
     ITEM 13.  Certain Relationships and Related Transactions.............................     66

PART IV ..................................................................................     67

     ITEM 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K............     67

SIGNATURES ...............................................................................     69

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

     The Company operates in the domestic home video market. The Company has two business segments, wholesale distribution and (through its wholly-owned subsidiary Image Newco, Inc.) retail distribution. See "Subsidiary Activities" below. See also Item 8. "-- Notes to Consolidated Financial Statements -- Note
1. Description of Business and Summary of Significant Accounting Policies -- Segment Information." The Company is primarily a licensee and distributor of optical disc programming. Since 1983, the Company has distributed a broad range of titles on laserdisc ("LD"). The digital video disc ("DVD"), a new, smaller optical disc format that is directly competitive with LD became available to consumers in March 1997, at which time the Company began distributing DVD titles. Although the Company's primary business is the distribution of DVD and LD titles, in 1998 the Company began to distribute certain videocassette ("VHS") and compact disc ("CD") titles as well. See "Distribution of VHS & DTS-Encoded CD Software" below.

     The Company's DVD sales are rapidly growing. DVD sales represented approximately 38%, 48%, 70% and 73% of the Company's net sales for the first, second, third and fourth quarters of fiscal 1999, respectively. DVDs have become the replacement format of choice among most former LD customers, resulting in the decline in the Company's LD sales. In fiscal 1999, DVD and LD represented approximately 60% and 36% of the Company's net sales, respectively, as compared to fiscal 1998 during which DVD and LD represented approximately 21% and 79% of the Company's net sales, respectively. See Item 7. "-- General -- Coexistence of LD Despite DVD's Success and Future LD Distribution Strategy." The Company's VHS and CD business combined represented approximately 4% of net sales for fiscal 1999.

     The titles distributed by the Company are produced by motion picture studios and other program suppliers. The Company manufactures and replicates some of these titles under license agreements or other arrangements which generally grant the Company exclusive distribution rights for the United States and Canada. The Company also distributes titles that are purchased in finished, prepackaged form; however, the Company generally does not have exclusive distribution rights to these titles.

     In preparing its exclusive titles for replication, the Company uses its in-house digital post-production facility to create submasters. DVDs require the added interim steps of authoring and compression, work which the Company does not presently handle in-house but intends to do so in the future. The Company's in-house graphic artists also design the interactive menus which appear on DVDs. The submasters are then delivered to outside replication facilities. The Company's creative services department designs program packaging, advertising and marketing materials. The Company's marketing department implements marketing programs and issues publicity. The Company's sales department solicits orders and provides customer service and support. All product distributed by the Company is shipped from the Company's warehouse and distribution facility in Las Vegas, Nevada.

--------------------------------------------------------------------------------
Image Entertainment, Inc.                                                      1

     Currently, there are only approximately 3,000 titles available on DVD, as compared to over 10,000 titles available on LD. The Company distributes all 3,000 DVD titles (approximately 400 of which are the Company's exclusive releases). The Company's exclusive DVD titles are generally obtained from independent program suppliers, not motion picture studios (although the Company has licensed a limited number of catalogue DVD titles from Orion and Universal), and are typically comprised of music videos and concerts, classic catalogue titles, foreign films and special interest programming. The Company releases approximately 30 new exclusive DVD titles each month. Some of the exclusive DVD titles currently available from the Company include Dances With Wolves, The
Eagles: Hell Freezes Over (live concert video), The Terminator, Super Speedway (which was filmed in IMAX), and Janet Jackson: Velvet Rope Tour (live concert video). Some of the exclusive DVD titles the Company expects to release in fiscal 2000 include The Golden Age of Rock and Roll (rock music compilation), The Paris Concert for Amnesty International (featuring performances by Bruce Springsteen, Shania Twain, Alanis Morrisette and others) and 50 titles from the prestigious RM Associates Library, which includes operas, ballets, symphonies and other fine arts programming. The Company purchases DVD programming for nonexclusive distribution from all of the motion picture studios, including Columbia/TriStar, Disney, Fox, MGM, New Line, Orion (the Company has an exclusive license to distribute 12 Orion catalogue titles on DVD), Paramount, Universal (the Company has an exclusive license to distribute 50 Universal catalogue titles on DVD) and Warner, and from DVD program suppliers with whom the Company does not have exclusive DVD licenses. See "Acquisition of DVD & LD Programming" below.

     Although the demand for LDs has continued to drop, not all LD consumers have switched to the DVD format or completely abandoned the LD format. One reason is that certain titles, such as the Disney animated classics and many collectible catalogue titles, have yet to be released on DVD. The Company releases approximately 25 new exclusive LD titles each month. The Company's exclusive LD titles are generally obtained from major motion picture studios such as Disney, Warner and Fox and are typically comprised of blockbuster and other new theatrical releases. Some of the exclusive LD titles currently available from the Company include Peacemaker, Elizabeth and Thin Red Line.
Some of the exclusive LD titles the Company expects to release in fiscal 2000 include Saving Private Ryan, Prince of Egypt, Analyze This and The Matrix. The Company is a nonexclusive wholesale distributor of LD programming from Columbia/TriStar and other LD program suppliers with whom the Company does not have exclusive LD licenses. The Company does not distribute LD programming from Paramount or Universal. See "Acquisition of DVD & LD Programming" below.

     Notwithstanding the competitive impact of DVD on the Company's LD business, the Company believes that the DVD format represents significant growth opportunities for the Company. Since DVD's March 1997 introduction, the Company has successfully applied its LD licensing, production, marketing, creative services and distribution skills to the DVD format. It is the Company's strategy to continue to secure additional rights in both the DVD and LD formats and to explore and exploit licensing and distribution opportunities in both formats.

RECENT DEVELOPMENTS

     In May 1998, the Company announced the closure of its wholly-owned subsidiary, U.S. Laser Video Distributors, Inc., located in New Jersey. The corporate entity was dissolved in February 1999.

     On December 28, 1998, the Company entered into a Loan and Security Agreement with Foothill Capital Corporation (the "Foothill Agreement"), which provides for revolving advances and the issuance of and guaranty of standby letters of credit under a $12 million revolving credit facility and a series of term loans under a $500,000 capital expenditure term loan facility. Concurrent with funding of the Foothill

--------------------------------------------------------------------------------
2                                                      Image Entertainment, Inc.

Agreement, the Company terminated its $10 million December 1996 Loan Agreement with Union Bank of California, N.A. and repaid all outstanding borrowings under that agreement. See Item 7. " -- Liquidity and Capital Resources -- Financing Activities -- Revolving Credit and Term Loan Facility."

     On January 6, 1999, the Company completed its public offering and sale of
2.4 million shares of newly-issued common stock to a group of institutional investors and other accredited investors at $5 per share. The net proceeds of the offering (net of placement agent fees and professional services fees) was $10,557,000. See Item 7. "-- Registered Common Stock Sale."

     On January 11, 1999, the Company, through Image Newco, Inc. ("Image Newco"), a wholly-owned subsidiary of the Company, completed its acquisition of certain assets and liabilities of the Internet/direct-to-consumer DVD and LD software business ("Ken Crane's") of Ken Crane's Magnavox City, Inc. ("KCMC") pursuant to an Asset Purchase Agreement dated as of August 20, 1998 between KCMC and Image Newco (as amended, the "Purchase Agreement"). Ken Crane's is engaged in Internet/direct-to-consumer retailing of DVD and LD entertainment software. See "Subsidiary Activities" below.

     In May 1999, the Company closed its Chatsworth, California distribution facility and began to ship all product from its new Las Vegas, Nevada warehouse and distribution facility. Once certain software and operational issues related to the transition to the new facility have been resolved, the new facility is expected to be able to ship orders within 24 hours of receipt. See Item 7. " -- New Las Vegas Warehouse and Distribution Facility." The Company's corporate offices remain in Chatsworth.

DVD & LD BASICS

     Introduction.  DVD and LD are optical disc entertainment software formats
     ------------
encoded with audio and visual information. Just as compact discs offer distinct advantages over records and audiotapes, DVDs and LDs offer distinct advantages over VHS, such as higher resolution video, full-fidelity discrete channel digital audio, instant access to any scene, frame-by-frame viewing, greater durability and superior interactive capability. Since both DVD and LD are optical disc-based home video formats, the marketing, sale and distribution of DVDs and LDs are similar. LDs offer a number of features which are similar to DVDs; however, DVDs enjoy the enviable position of being the state-of-the-art delivery system for home entertainment optical disc software. This section discusses DVD and LD basics. For a further discussion of the DVD and LD formats see Item 7. " -- General."

     Software Availability.  Most of the major motion picture studios release
     ---------------------
their theatrical new releases in the DVD format, often concurrently with the title's VHS release. Disney, however, has not announced plans to release its animated classic titles in the DVD format. Warner, an early proponent of the DVD format, is the only studio that has been actively releasing catalogue titles in the DVD format (Warner also controls the rights to MGM, New Line and certain Turner programming). The other studios are selectively releasing a limited number of catalogue titles in the DVD format, preferring to wait until the DVD market matures. In addition to the motion picture studios, several independent program suppliers (including the Company) also release DVD programming. There are approximately 3,000 titles currently available on DVD (approximately 400 of which are the Company's exclusive releases), with approximately 200 new DVD titles released each month (approximately 30 of which are exclusive releases from the Company). Although there are over 10,000 titles currently available on LD, program suppliers (including the Company) have significantly scaled back the number of new titles released in the LD format. Today, the only titles generally released on LD are theatrical new releases and collectible catalogue titles.

--------------------------------------------------------------------------------
Image Entertainment, Inc.                                                      3

     Hardware Availability.  Consumer electronic manufacturers have shifted away
     ---------------------
from LD hardware to DVD hardware. Pioneer's LD/DVD combination player, which generally retails for approximately $999, is the only hardware player currently manufactured that supports LDs. Virtually all consumer electronic manufacturers (such as Toshiba, Panasonic, Sony, Thomson and Yamaha) manufacture one or more models of DVD players. DVD players generally retail from $299 to $1,299 for the more popular consumer models, and for as much as $5,500 for highly specialized models. Both DVD players and LD/DVD combination players also play CDs.

     Video Quality.  Both DVD and LD are optical disc formats which are read by
     -------------
a laser beam. DVD's picture is digital while LD's picture is analog. DVD's video image is compressed to fit on a 5" disc while LD's video image is transferred uncompressed to a 12" disc. Both DVD and LD provide picture quality superior to VHS. DVD, LD and VHS offer 500 (if properly compressed), 425 and 240 lines of resolution, respectively.

     Audio Quality.  The audio format offered on all DVDs is Dolby Digital (also
     -------------
known as "AC-3"), providing up to 5.1 channels of discrete audio. Digital audio is offered on all LDs and many LD titles also offer Dolby Digital. Certain DVDs, primarily music programs, also offer PCM stereo soundtracks similar to those found on LDs and CDs. PCM stereo offers better sound quality, on two-channel stereo programming, than can be realized with two-channel Dolby Digital. DTS Digital Surround ("DTS") (a discrete multichannel format similar to Dolby Digital) and Dolby Stereo Surround are also being offered on certain DVDs and LDs. Consumers must have hardware compatible with Dolby Digital and DTS technology to take advantage of these audio formats.

     Content Capacity.  A DVD has the ability to hold up to 139 minutes of
     ----------------
compressed programming per side for a total of 266 minutes (almost 4 1/2 hours). Dual-layer DVD technology also exists, allowing for the same storage capacity without requiring the DVD to be turned over. Most DVD releases with run-times in excess of 139 minutes are now encoded on a dual layer disc. A LD can hold 60 minutes of programming per side for a total of 120 minutes (2 hours). Many LD players will automatically play the second side of a LD after a several second delay, while low-end LD players require the LD to be turned over by hand. A LD program with a run-time in excess of two hours requires two discs.

     Software Features.  DVDs and LDs are playback-only formats -- unlike VHS,
     -----------------
neither format can record. Although there is speculation regarding the availability of a consumer-oriented recordable DVD player, the Company believes that such hardware will not be available for several years. Both DVD and LD offer chapter stops and random/direct program access akin to CD's random track access. DVDs and LDs typically offer programming with entertaining and informative ancillary material such as audio commentaries by film talent, deleted scenes, scripts, photos, alternative endings and multiple versions such as a "director's cut." DVDs additionally offer on-screen interactive menus which allow access to key scenes or chapters, ancillary material and, often times, foreign language subtitles. LDs, on the other hand, typically list such choices on the back of the LD packaging. LDs provide subtitles for foreign films and sometimes offer foreign language alternatives on separate audio tracks. LD titles are generally released in the widescreen version preferred by videophiles. Many DVD releases offer both widescreen and pan-and-scan (full-format) versions on the same disc. DVD technology also allows for PC-compatible features, such as Internet web-links. Whether or not all or any of these features will be included on a particular DVD or LD is determined by the studio or program supplier or, in certain instances, licensees such as the Company.

     Retail Sale and Pricing.  DVDs and LDs are currently priced for the sell-
     -----------------------
through market as opposed to the rental market (although there is an emerging DVD rental market). Most LD titles sell for between $29.99 and $39.99 and are generally discounted up to 20% by the speciality LD retailers, music chain stores

--------------------------------------------------------------------------------
4                                                      Image Entertainment, Inc.

and mail order/Internet sources that sell LDs. Currently, most DVD titles sell for between $24.99 and $29.99 and are generally discounted up to 20% at retail, although discounts of 30% or more are not uncommon through Internet retailers.

     Market Penetration.  LD hardware and software is not supported by mass-
     ------------------
market retailers and, as a result, the LD market is an extremely small niche market relative to VHS. Since DVD's introduction, most LD retailers and vendors have added DVD programming to their offerings. Major video/music software discounters and retailers such as Best Buy, Musicland and Tower are the DVD market leaders, with large selections of DVD titles. Mass merchants such as Wal-Mart, Target Stores and Kmart have increased the number of outlets that carry DVD. With increasing DVD hardware penetration and growing consumer interest in DVD, an increasing number of video speciality stores are stocking DVD software for rental and sale. Today, the DVD market is only slightly larger than the LD market was at its 1997 peak; however, the DVD market is growing steadily. If the market for DVD does not grow large enough to justify continued mass-market support, the Company believes DVD will most likely be a niche market relative to the VHS market.

ACQUISITION OF DVD & LD PROGRAMMING

     General.  Because the Company does not produce its own DVD and LD
     -------
programming, its success depends, in part, upon entering into new and renewing existing licenses for programming and, in part, upon its ability to continue purchasing programming on a wholesale distribution basis. There can be no assurance that suppliers of programming will continue to enter into or renew licenses on terms acceptable to the Company. The Company, however, believes that its production, creative services, marketing and distribution expertise will continue to make it an attractive partner for such suppliers. There can also be no assurance that suppliers of programming which the Company distributes on a wholesale distribution basis will continue to sell product to the Company. The Company, however, believes that its reputation, knowledge and expertise in selling optical disc product, strong credit history and volume purchases will continue to make it an attractive distributor for such suppliers. See "Competition" below.

     Licensed titles accounted for approximately 52% of fiscal 1999 net sales (of which 33% was derived from DVD and 19% was derived from LD), 46% of fiscal 1998 net sales (of which 9% was derived from DVD and 37% was derived from LD) and 56% of fiscal 1997 net sales (the Company did not distribute licensed DVD titles until fiscal 1998).

     Wholesale distribution accounted for approximately 48% of fiscal 1999 net sales (of which 30% was derived from DVD and 18% was derived from LD), 54% of fiscal 1998 net sales (of which 12% was derived from DVD and 42% was derived from LD) and 44% of fiscal 1997 net sales (of which less than 1% was derived from DVD).

     License Agreements.  The Company enters into licenses whereby it acquires
     ------------------
from suppliers of programming the right to manufacture and distribute their titles on DVD, LD or both (and in some cases VHS). Licenses can be exclusive or nonexclusive, but are typically exclusive. Licenses either cover specific titles or a licensor's existing library and future releases for a designated term. This latter type of license agreement is commonly referred to as an "output" agreement. Most of the Company's DVD license agreements, although exclusive, are not output agreements, rather they typically cover seven or fewer titles. Most of the Company's recent DVD license agreements also include LD (and sometimes VHS) format rights.

     When the Company licenses rights, it provides a variety of value-added services relative to the licensed programs, such as creation of the jacket and packaging art work, quality-control, replication and

--------------------------------------------------------------------------------
Image Entertainment, Inc.                                                      5
manufacture of the product, marketing, sales, warehousing and distribution and, in certain instances, the addition of enhancements such as separate audio tracks, commentaries, foreign language tracks, menus and other similar ancillary materials.

     In return for the grant of rights, the Company pays royalties to its licensors. Royalties are expressed as a percentage of the Company's net revenues from sales. In many cases, the Company pays licensors advances or minimum guarantees which are recoupable against royalties earned on a title-by-title basis or, if cross-collateralized, against all or certain groups of the titles licensed. Advances under most output licenses are paid according to predetermined schedules, regardless of the number and marketability of the titles subsequently available. In entering into licenses and evaluating the required advances, guarantees and other obligations, the Company depends, to a large extent, on its ability to anticipate the public's changing taste in programming and (for output licenses) licensors' future releases.

     Generally, the Company's license agreements have terms of two to five years and are limited to the United States and Canada. Two of the Company's exclusive DVD license agreements (Orion and Playboy) are terminable by the licensor if DVD hardware penetration reaches certain specified levels. Under most of the Company's output license agreements, the Company has two to five years to select titles and two to five years to distribute a title after its release. While efforts are made to renegotiate and renew licenses prior to expiration, there can be no assurances that license agreements will be renegotiated or renewed.

     In fiscal 1999, exclusive titles from only two of the Company's licensors accounted for more than 5% of the Company's total net sales: Disney (agreement covers LD titles only) (8% of total net sales and 21.5% of LD-only revenues) and Orion (5.5% of total net sales, 8.7% of DVD-only revenues and 1% of LD-only revenues). Exclusive titles from the following licensors accounted for the largest percentages of fiscal 1998 net sales (the only percentage equal to or in excess of 10% is indicated): Disney (agreement covers LD titles only) (17% of total net sales and 21.5% of LD-only revenues), New Line (agreement covers LD titles only), Warner (agreement covers certain classic MGM/UA and MGM/Turner library LD titles only), Polygram (agreement covers LD titles only) and Playboy (agreements cover DVD and LD titles). Exclusive titles from the following licensors accounted for the largest percentages of fiscal 1997 net sales (only percentages equal to or in excess of 10% are indicated) (the Company did not release any exclusively licensed DVD titles in fiscal 1997): Disney (26.9% of total net sales and 27.1% of LD-only revenues), MGM (10.2%), New Line, Warner (agreement covers certain classic MGM/UA and MGM/Turner library LD titles only) and Hallmark. The decline in total sales of Disney LD titles from 26.9% in fiscal 1997 to 8% in fiscal 1999 is attributable primarily to two factors: (1) DVD sales increased as a percentage of total (DVD and LD) sales from 1% in 1997 to 60% in 1999, resulting in a lower percentage of Disney LD sales to total sales; and (2) the general decline in annual LD sales and the corresponding change in retailer purchasing patterns for LD resulting from DVD's presence in the market.

     Historically, the Company has not attempted to obtain foreign distribution rights, however, the Company is beginning to pursue foreign license rights for DVD programming, particularly for European distribution.

     Wholesale Distribution.  In addition to its licensing activities, the
     ----------------------
Company is a wholesale distributor of certain DVD and LD programming that it acquires from certain major motion picture studios and other suppliers. In general, the Company acquires DVD and LD programming for wholesale distribution in finished, prepackaged form, and thus does not provide any creative services with respect to such programming. The Company has three exclusive LD distribution agreements (with Fox, Voyager and Warner) pursuant to which the Company, for a fee, typically provides all of the same value-added services it provides under exclusive license agreements. More typical is the nonexclusive wholesale distribution

--------------------------------------------------------------------------------
6                                                      Image Entertainment, Inc.

arrangement where the program supplier notifies the Company of its upcoming releases and the Company then solicits its customers and places orders for the releases. In acquiring DVDs and LDs for nonexclusive wholesale distribution, the Company is generally required to pay program suppliers within 60 days of delivery.

     In fiscal 1999, the Company's wholesale distribution of DVD titles from only two companies accounted for more than 5% of net sales: Voyager (5.3%) and Warner (5.2%). Similarly, in fiscal 1999, the Company's wholesale distribution of LD titles from only two companies accounted for more than 5% of net sales:
Warner (6%) and Fox (5.5%). Exclusive wholesale distribution under the following agreements accounted for the largest percentage of fiscal 1998 net sales (the only percentage in excess of 10% is indicated): Fox (15%) (agreement covers LD titles only), Voyager (agreement covers LD and certain DVD titles) and Warner (agreement, which commenced in August 1997, covers LD titles only). Exclusive wholesale distribution under the following agreements accounted for the largest percentage of fiscal 1997 net sales (the only percentage in excess of 10% is indicated): Fox (19%) (agreement covers LD titles only) and Voyager (agreement covers LD and certain DVD titles).

     Pursuit of DVD and LD Rights.  The Company intends to continue to actively
     ----------------------------
pursue DVD and LD license and distribution rights. The Company generally recognizes higher margins and revenues from its exclusive license agreements than its nonexclusive license and wholesale distribution arrangements. The Company will attempt to secure exclusive rights under license agreements, which will most likely require advances and royalty payments. Where the Company is unable to secure either exclusive or nonexclusive license rights, it will attempt to purchase and distribute programming on a wholesale distribution basis.

SALES, CUSTOMERS AND CREDIT POLICIES

     The Company sells both licensed and wholesale DVD and LD product (and on a limited basis VHS and CD product) directly to retailers or through subdistributors subject to the terms of the Company's dealer sales policies. Sales to the Company's four largest customers accounted for approximately 28% of the Company's net sales for fiscal 1999 (no customer accounted for greater than 10% of the Company's fiscal 1999 net sales): Norwalk Record Distributors, Ken (in that order) the Company's top three customers of DVD product for fiscal 1999. Norwalk and Ken Crane's were (in that order) the Company's top two customers of LD product for fiscal 1999. Sales to the following customers accounted for the largest percentages of the Company's fiscal 1998 net sales (no customer purchased DVDs in excess of 10% of fiscal 1998 net sales): Norwalk Record Distributors (10.9%), Ken Crane's (10.6%) and Musicland (10%). LD sales to the following customers accounted for the largest percentage of the Company's fiscal 1997 net sales (only percentages equal to or greater than 10% are indicated) (on a per customer basis, DVD sales, relative to LD sales, were minimal): Musicland (11.2%), Alliance Entertainment (which includes its consolidated subsidiaries Bassin Distributors, one of the Company's top five customers in fiscal 1996, and Abbey Road Distributors, another of the Company's customers) (10.4%), Ken Crane's (10.2%), Norwalk Record Distributors and Trans World Entertainment Corp. The Company does not have any short- or long-term contracts or exclusive dealing arrangements with its major customers.

     The Company's prospective customers generally submit a credit application followed by a minimum opening order. If the application is accepted, credit terms are assigned. Open account terms generally require payment within 45 to 60 days of delivery. The Company may also require a customer to provide a purchase money security interest, a personal guarantee, a letter of credit and/or other collateral. The provision for doubtful accounts receivable was 0.2% of net sales during fiscal 1999. The assignment of

--------------------------------------------------------------------------------
Image Entertainment, Inc.                                                      7
certain doubtful receivables to third parties at return rates more favorable than anticipated resulted in the Company realizing net recoveries of doubtful accounts receivable of 0.4% of net sales during fiscal 1998. (In fiscal 1999, no receivables were assigned to third parties.) The provision for doubtful accounts receivable was 2.3% of net sales during fiscal 1997 (the significant increase in fiscal 1997 was attributable to the financial difficulties experienced by several of the Company's largest customers). The amount of doubtful accounts receivable actually written off by the Company in fiscal 1999, 1998 and 1997 was approximately $23,000, $894,000 and $650,000, respectively. The allowance for doubtful accounts at March 31, 1999 and 1998 was approximately $525,000 and $404,000, respectively.

     Although sales are generally considered final, the Company allows customers to return a portion of their stock on a quarterly basis. This allowance generally is non-cumulative, based on the customer's prior quarter purchases and limited on an individual-title basis. On occasion, however, greater return allowances are afforded to certain large customers. The Company has provided for estimated returns as sales are recorded. Stock returns, other than for defective product, amounted to approximately 4.9% of all net sales during fiscal 1999 (including DVD, LD, VHS and CD product), approximately 5.0% of all net sales during fiscal 1998 (including both DVD and LD), and approximately 9.5% of all LDs sold in fiscal 1997 (DVD sales were minimal in fiscal 1997). Returns of defective product have been minimal and are generally covered by manufacturers' warranties.

     As of June 1, 1999, the Company had approximately $4.5 million of backlog orders (80% from DVD product and 20% from LD product). The Company expects to fill 100% of the backlog orders within the current fiscal year. As of June 15, 1998, the Company had approximately $6.0 million of backlog orders (including pre-orders of $3.3 million for LD new releases and $2.1 million for DVD new releases), 66% from LD product and 34% from DVD product (which was launched in March 1997).

DVD & LD MARKETING

     The Company's marketing strategy is to promote its product, in particular, and the DVD and LD formats, in general. The Company's marketing efforts, which are directed toward consumers and video software and hardware dealers, involve point-of-sale advertising, advertising in trade and consumer publications, national radio advertising campaigns, dealer incentive programs, trade show exhibits and bulletins featuring new releases and in-stock catalogue titles. The Company spent approximately $730,000 for advertising in trade and consumer publications in fiscal 1999 and approximately $500,000 in fiscal 1998.

     Promotion of each new title generally begins eight to sixteen weeks before the scheduled in-store release with the mailing of the solicitation materials produced in-house. An active telemarketing campaign follows.

     The Company also maintains a web site on the Internet at www.image-entertainment.com. The web site includes information regarding the Company's exclusive releases, as well as weekly new product announcements and information of general interest to the home video consumer. News releases pertaining to the Company are also posted to the web site.

DVD & LD PRODUCTION AND REPLICATION

     Under a typical license agreement, the licensor delivers a program master and art work to the Company for quality evaluation. If the Company deems the program master acceptable, the Company's in-house post-production facility creates a submaster with specifications for the DVD or LD format. The Company's in-house graphic artists then design the interactive menus which appear on the DVDs.

--------------------------------------------------------------------------------
8                                                      Image Entertainment, Inc.

     Prior to replication, DVDs require the additional interim steps of authoring and compression, work which the Company does not presently handle in-house but intends to do so in the future. The Company currently uses any one of several authoring and compression facilities for this work. Pioneer, Warner Advanced Media Operations ("WAMO") and California Video Center performed most of the Company's authoring and compression work in fiscal 1999. After authoring and compression work is completed, the DVD submaster is delivered to an outside manufacturing facility for replication. The Company currently replicates all of its DVDs at WAMO; however, the Company believes it could easily shift its product to any number of DVD replication facilities, such as Panasonic, Pioneer, Technicolor, Nimbus, Sony and Cinram.

     LD submasters are delivered to the LD manufacturer for replication. The Company currently uses two LD replication facilities: Kuraray in Japan and Pioneer in the United States. The Company believes that these LD manufacturing facilities currently have sufficient aggregate capacity to fulfill the Company's orders. If, however, either manufacturer were unable to supply the Company with LDs, the Company believes it would be able to shift its product to other manufacturers.

     DVD replication is faster and less expensive than LD replication. It takes approximately two to three weeks from the time the Company places a replication order for DVDs for the DVDs to arrive at the Company, whereas the turnaround time for LDs is approximately three to four weeks. The average per unit replication cost for DVDs is approximately $2.00, whereas the average replication cost for LDs is approximately $8.00; however, the average cost of authoring, compression and production of a DVD title is approximately $6,000 as compared to the $2,000 average cost of mastering a two-sided LD.

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

     DVD and LD packaging is designed by the Company's creative services staff and sent to a printer for replication. With respect to LDs, the manufacturer will either package and shrink-wrap the LDs and ship the completed product to the Company or ship the LDs in bulk to the Company and the Company will package and shrink-wrap the LDs at its own facility. The Company estimates that 30% of the manufactured LD units are received in finished form and 70% of the manufactured LD units are received in bulk shipments requiring packaging and shrink-wrapping in-house. WAMO currently replicates and packages all of the Company's DVD product, returning the finished DVD product to the Company for distribution.

     The Company's in-house digital post-production facility and creative services facility (which utilizes computer graphics equipment for the output of high resolution, four-color separations used for DVD and LD package printing) allow the Company to format over 80% of the masters (from all licensors) it would otherwise contract out to post-production facilities and to deliver to printers final, color separated film it would otherwise contract out to outside facilities.

DISTRIBUTION OF VHS & DTS-ENCODED CD SOFTWARE

     In addition to the Company's DVD and LD licensing and distribution activities, the Company distributes DTS-encoded CD music programming, as well as certain programming on VHS. The Company views its distribution of VHS and DTS-encoded CD programming as a compliment to its core LD/DVD business.

--------------------------------------------------------------------------------
Image Entertainment, Inc.                                                      9

     In fiscal 1998, the Company began licensing certain niche entertainment programming on VHS for exclusive distribution. When and where feasible, the Company plans to continue to acquire exclusive VHS distribution rights. Such rights are often offered as part of a bundle of rights which include DVD and LD rights. VHS represented approximately 2.2% of the Company's net sales for fiscal 1999. Some of the Company's best selling VHS releases for fiscal 1999 included: Rolling Stones: Bridges to Babylon, Bee Gees: One Night Only, Janet
Jackson: Velvet Rope Tour and the Broadway musical Into the Woods.

     DTS is a multichannel audio format that delivers up to six discrete channels of audio which surrounds the home theater consumer with 360 degrees of sound that better approximates a live concert experience. Special decoder hardware is required to receive the enhanced sound capabilities offered by DTS. In 1997, the Company entered into two exclusive agreements, with Digital Theater Systems, Inc. and Miller Nevada, Ltd., both of which grant to the Company exclusive distribution rights to DTS-encoded CDs. Such CDs represented approximately 1.8% of the Company's net sales for fiscal 1999. Some of the Company's exclusive DTS-encoded CD releases included Eagles: Hell Freezes Over, the motion picture soundtrack Titanic and Steely Dan: Gaucho. The Company also releases certain DTS-encoded LDs.

SUBSIDIARY ACTIVITIES

     Image Newco Acquisition of Ken Crane's.  The Company's wholly-owned
     --------------------------------------
subsidiary, Image Newco, Inc., acquired Ken Crane's on January 11, 1999. Ken Crane's currently operates in one business segment, retail distribution, under the name "Ken Crane's DVD and Laserdisc Superstore." Ken Crane's, which specializes in Internet/direct-to-consumer entertainment software retailing, operates a retail store in Westminster, California and also sells its product via mail order and over the Internet on the www.kencranes.com web site. Prior to its acquisition by Image Newco, Ken Crane's was one of the Company's largest customers. During the Company's 1999 (through the January 11, 1999 acquisition date) and 1998 fiscal years, sales by the Company to Ken Crane's were $5,983,000 and $8,069,000, respectively.

     The assets acquired by Image Newco included the www.kencranes.com web site, a mail-order business, an approximately 8,000 square foot retail store (located in leased premises in Westminster, California), DVD and LD inventory, and fixed assets and certain other assets used in the operation of Ken Crane's Internet, mail-order and retail store businesses. In addition, Image Newco assumed certain of Ken Crane's trade accounts payable. The acquisition purchase price included $3 million in cash and 258,370 shares of Image common stock, valued at $2 million (based on an agreed upon value of $7.74 per share). The purchase price may be subject to adjustment following the results of the post-closing audit of Ken Crane's. The Company funded the purchase price and its related payments with a portion of the net proceeds raised in the Company's January 6, 1999 public offering of common stock. In connection with the acquisition, Image Newco entered into (1) a five-year employment agreement with Charles K. Crane, II ("Ken Crane, Jr.") (and paid Ken Crane, Jr. a signing bonus of $1.5 million pursuant to that agreement) and (2) one-year consulting agreements with Pamela Crane and Casey Crane (and made a one-time payment of $250,000 to each in connection with those agreements). Ken Crane, Jr. oversees day-to-day operations of Ken Crane's and serves as Vice-President - General Manager of Image Newco.

     The Company believes that Ken Crane's will generate future operating benefits by providing a wider distribution channel for the Company's products in the form of increased access to Internet, mail order and traditional "bricks and mortar" retail sales. The Company believes that Ken Crane's will be able to take advantage of the growing level of commerce conducted over the Internet. In addition, the Company expects that by late September 1999, the www.kencranes.com web site will be integrated with the Company's new warehouse and distribution facility in Las Vegas, Nevada. The Company believes that integration of the www.kencranes.com web site will increase Ken Crane's ability to fulfill and ship orders quickly and, as a
--------------------------------------------------------------------------------
10                                                     Image Entertainment, Inc.

result, will ensure customer satisfaction and customer loyalty and, ultimately, will increase traffic volume and orders on the web site.

     The www.kencranes.com web site differs from the Company's current web site at www.image-entertainment.com in that visitors to the www.kencranes.com web site can purchase DVDs and LDs directly from the web site. The www.kencranes.com web site lists retail prices, has "shopping cart" and "check out" features, allows for consumer interaction via e-mail, lists over 10,000 items that can be purchased directly from the site and provides synopses of each such item. Since the Company, unlike Ken Crane's, is a distributor rather than a direct-to-consumer retailer, the Company's www.image-entertainment.com web site does not sell product, but rather simply provides information regarding the Company, its new releases (and suggested retail prices) and other general Company and industry news.

     In the coming months, the Company intends to rename Image Newco and make a corresponding change to the Ken Crane's retail store name and web site domain name. The Company also intends to upgrade the look, content, feel and organization of the web site, which will include the addition of software enhancements that allow for "one click" ordering and "personalization" based on a consumer's purchasing habits and other information provided by the consumer. The retail store will also be redesigned and remodeled to enhance the efficiency of its customer service/call center area and to provide for more effective product placement.

     Closure of U.S. Laser.  In May 1998, the Company announced the closure of
     ---------------------
its wholly-owned subsidiary U.S. Laser Video Distributors, Inc. The corporate entity was dissolved in February 1999. See Item 7. "-- Closure of U.S. Laser."

TRADEMARKS

     The Company has received Federal registration of the trademark "IMAGE" in the United States Patent and Trademark Office. The Company also uses the trademarks "Vocal Images," "The Music Disc," "The Finest in Laserdiscs" and "The Finest in Home Entertainment" and the service marks "Image Post" and "Image Creative Group."

COMPETITION

     The Company faces competition in the sale of DVDs and LDs to retailers.
The Company believes it has a competitive advantage with respect to sales of its exclusive LD and DVD titles because it is the only source of such titles. With respect to LD and DVD titles for which the Company does not have exclusive rights, the Company believes that it has a competitive sales advantage because of the amount and selection of its inventory as well as its pricing. Although the Company's prices may not be as low as those of the studios that sell their own product, this has a limited effect on the Company because the studios only sell to a limited number of purchasers, and most retailers must purchase through a distributor such as the Company. The Company believes it also benefits from the convenience of "one-stop shopping" for retailers who purchase exclusive titles from the Company and can easily purchase additional nonexclusive titles at the same time.

     The Company also faces competition in securing DVD and LD license and distribution rights. The Company believes that it is able to successfully compete to obtain DVD and LD license and distribution rights because of its reputation and relationships, the quality of its product and its ability to make advance payments against revenues to its suppliers. Finally, the Company faces competition from other forms of in-home entertainment. See "Risk Factors" below. See also Item 7. "-- Risks and Contingencies."

--------------------------------------------------------------------------------
Image Entertainment, Inc.                                                     11

EMPLOYEES

     At June 1, 1999, the Company had 109 full-time employees and 1 part-time employee, and Ken Crane's had 26 full-time employees and 38 part-time employees.

RISK FACTORS

     This Annual Report on Form 10-K contains certain forward-looking statements which the Company believes are within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on the beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. When used in this document, the words "anticipate," "believe," "may," "estimate," "expect" and similar expressions, variations of such terms or the negative of such terms as they relate to the Company or its management are intended to identify such forward-looking statements. Such statements are based on management's current expectations and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, the Company's actual results, performance or achievements could differ materially from those expressed in, or implied by, any such forward-looking statements. Important factors that could cause or contribute to such difference include those discussed under "Risk Factors" in this Annual Report. You are cautioned not to place undue reliance on such forward-looking statements, which speak only as of their dates. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

     The Company has made forward-looking statements in this Item 1. and subsequent Items (including but not limited to Item 7.) of this Annual Report concerning, among other things, (1) the significance of the growth opportunities for the Company represented by the DVD format, (2) the Company's ability to continue to be an attractive licensee and distributor for suppliers, (3) the ability of the Company to correct the new warehouse and distribution facility's shipping delays, (4) the expected dates by which the new warehouse and distribution facility will (a) operate at the efficiency level of the closed Chatsworth facility, (b) operate at its planned efficiency level and (c) integrate the Ken Crane's web site and handle fulfillment shipping for Ken Crane's, (5) whether the Company has a competitive advantage and the factors that contribute to such competitive advantage, (6) the current number of domestic DVD households, (7) the ability of LD and DVD to coexist, (8) the viability of the LD programming market, (9) whether the Company's LD-related assets will continue to have material decreases in net realizable value, (10) the most reasonably likely worst case scenario if the Company does not complete its Year 2000 compliance program in a timely manner, (11) the ability of Ken Crane's to generate future operating benefits by providing a wider distribution channel for the Company's products, (12) the ability of Ken Crane's to take advantage of the growing level of commerce conducted over the Internet, and (13) the Company's ability to fulfill and ship orders quickly as a key feature in ensuring customer satisfaction and customer loyalty that will result in increased traffic volume on the www.kencranes.com web site and an increased volume of orders. The inclusion of such forward-looking information should not be regarded as a representation by the Company, its management or any other person that the future events, plans or expectations contemplated by the Company will be achieved. The Company undertakes no obligation to release publicly any updates or revisions to any such forward-looking statements that may reflect events or circumstances occurring after the date of this Annual Report. Factors that could cause or contribute to such material differences include, but are not limited to, those discussed below.

     If We Cannot Maintain Relationships with Our Program Suppliers and Vendors, Our Business May Be Adversely Affected. We receive a significant amount of our revenues from the distribution of those

--------------------------------------------------------------------------------
12                                                     Image Entertainment, Inc.

DVDs and LDs for which we have exclusive agreements with program suppliers. We cannot assure you that we will be able to renew these exclusive rights as the existing agreements with each program supplier expire. We also cannot assure you that our current program suppliers will continue to support the DVD and LD formats (particularly LD) in accordance with our exclusive agreements. In addition, we cannot assure you that our current program suppliers will continue to license titles to us on the current terms or that we will be able to establish new program supplier relationships to ensure acquisition of titles in a timely and efficient manner or on an exclusive basis. If we cannot maintain relationships with our program suppliers, on an exclusive basis or otherwise, or our program suppliers do not continue to support the DVD and LD formats we could suffer a material adverse effect on our business, prospects, financial condition and results of operations.

     If We Cannot Continue to Secure DVD License and Distribution Rights, Our Business May Be Materially Adversely Affected. We cannot assure you that we will be able to continue to secure DVD license and distribution rights on terms acceptable to us. Given the relative newness of the DVD format and its uncertain position in the home video software market, none of the major motion picture studios has granted exclusive licenses for its new releases and most popular catalogue titles. Instead, the major motion picture studios sell this programming directly to retailers, other distributors and us. Given that DVD is positioned to become a replacement for VHS (although it remains to be seen whether this will occur), we also compete with independent licensing and distribution entities from the VHS sector of the home video market. This is different from the LD market (which is an established specialized market) in which we face licensing and distribution competition from significantly fewer sources. We expect to be able to purchase DVD titles on a wholesale basis from all participating program suppliers for sale to our customers but we cannot assure you that we will be able to continue to do so if DVD program suppliers elect to sell direct, increase the number of entities distributing their programming or limit our access to their programming.

     If We Cannot Continue to Secure LD License and Distribution Rights, Our Future Revenues May Be Negatively Impacted. We cannot assure you that we will be able to continue to secure LD license and distribution rights on terms acceptable to us. We compete directly with Pioneer and other independent licensees for LD distribution rights. Pioneer licenses and distributes LDs and has exclusive LD output license agreements with Paramount and Universal. We also compete with LD subdistributors and Columbia/TriStar, which sells its own programming directly to retailers and to other distributors in addition to its sales to us. We expect to continue to be able to purchase LD titles on a wholesale basis from Columbia/TriStar but we cannot assure you that we will continue to be able to do so if Columbia/TriStar elects to sell direct, increase the number of entities distributing its programming or limit our access to programming.

     If DVD and LD Cannot Compete Successfully with Other Forms of In-Home Entertainment, Our Future Revenues May Be Negatively Impacted. Both the DVD and LD formats compete with other forms of in-home entertainment, such as VHS, network, syndicated, cable and pay-per-view television and home satellite systems. The DVD and LD formats also compete with new and emerging technologies in the entertainment industry, such as entertainment programming on the Internet, video-on-demand, high-definition television, digital videotape and optical discs with greater storage capacity. These alternate forms of leisure-time entertainment and novel means of video delivery could negatively impact the overall market for DVD and LD sales and us. In addition, emerging technology may allow consumers to download audio or video programming directly to the consumer's home computer from the Internet and store such products on a recordable disc. The development and advancement of such technology into a viable alternative to purchasing DVDs or LDs could have a material adverse effect on our business, prospects, results of operation and financial condition.

--------------------------------------------------------------------------------
Image Entertainment, Inc.                                                     13

     Any Reduction in the Amount of Product That Our Largest Customers Purchase from Us May Adversely Affect Our Business. Our aggregate sales to our four largest customers (Norwalk Record Distributors, Ken Crane's -- acquired by a wholly-owned subsidiary of the Company in January 1999, Musicland and DVD Express) accounted for approximately 28% of our net sales for the fiscal year ended March 31, 1999. Any significant delay or reduction in orders from these customers or any nonpayment or late payment of amounts due by these customers could have a material adverse effect on our business, prospects, results of operations and financial condition. We cannot assure you that these customers will continue their current buying patterns or that we will be able to maintain our current relationships with each of them.

     The Rapid Decline of the LD Industry Has Adversely Affected Our Business. Due to the growth of the market for DVDs, LD programming sales have continued to decrease significantly during the fiscal year ended March 31, 1999. We cannot assure you that the LD market will stabilize at any time in the future or that we will be able to distribute LDs profitably at any time in the future.

     Inability to Correct Problems That Arise With Our New Warehouse and Distribution Facility Could Have a Material Adverse Effect on Our Business. Any inability to correct the problems we are experiencing or any new problems that may arise relating to our new warehouse and distribution facility in Las Vegas, Nevada could have a material adverse effect on our business, prospects, results of operations and financial condition. Although we have opened our new facility, the facility is not currently operating at its planned level of efficiency. Programmers from the software vendor have been working to finalize the software package and fully train the warehouse personnel. We currently expect that our new facility will reach planned operating efficiency during August 1999. We cannot assure you, however, that our new facility will actually be operating at its planned efficiency level by that date or that the automated systems will operate as planned without further delay.

     If the DVD Market Does Not Continue to Grow, Our DVD Business May Not Be Profitable. Our business is increasingly dependent on the growth of the market for DVDs, which have not yet received mass market acceptance. We believe that the lack of mass market acceptance of DVD is principally due to the following factors:

     . the lack of a consumer-priced recordable DVD player; and . the lack of an established rental market.

     These factors could impede the growth and acceptance of DVD. We cannot assure you that a rental market will develop or that a consumer-priced recordable DVD player (which could lead to greater mass-market appeal) will be available in the future. In addition, we cannot assure you that studios and program suppliers will release a wide variety of new release and catalogue DVD titles to increase availability to the level VHS titles and therefore increase the appeal of the DVD format.

     If Our DVD or LD Production and Replication Vendors Do Not Continue to Provide Services to Us, Our Production Costs May Increase Significantly. We expect to be able to continue using various outside vendors to author, compress and replicate marketable DVD titles for release under our exclusive DVD license agreements. Despite LD's rapid decline, we also believe that we will be able to find facilities to replicate our LD products. We cannot assure you, however, that our vendors will continue to provide such services at the same or higher level of quality and quantity, or that we will be able to access or afford alternative vendors for such services.

--------------------------------------------------------------------------------
14                                                     Image Entertainment, Inc.

     Our Results of Operations Fluctuate Based on Seasonality and Variability. We have generally experienced higher sales of DVDs and LDs in the quarters ended December 31 and March 31 due to increased consumer spending associated with the year-end holidays and because most sales of a title occur in the first few months after its release. Accordingly, our revenues and results of operations may vary significantly from period to period, and the results of any one period may not be indicative of the results of any future periods. This seasonality also causes our revenues to be concentrated in the last two quarters of the fiscal year. In addition to seasonality issues, other factors have contributed to variability in our DVD and LD net sales on a quarterly basis. These factors include:

     .   the popularity of titles in release during the quarter;
     .   our marketing and promotional activities;
     .   our rights and distribution activities;
     .   DVD's negative impact on LD sales;
     . the extension, termination or non-renewal of existing license and distribution rights; and
     . general economic changes affecting the buying habits of our customers, particularly those changes affecting consumer demand for DVD and LD hardware and software.

     If Our Key Personnel Leave Us, Our Business May Be Adversely Affected. Our success greatly depends on the efforts of our executive management, including the President and Chief Executive Officer, Chief Financial Officer, Chief Administrative Officer and General Counsel, and Senior Vice President of Sales, Marketing and Operations. In addition, our ability to operate Ken Crane's successfully depends significantly on the services and contributions of Ken Crane, Jr. Our business and operations may be adversely affected if one or more key executives were to leave the Company or if Ken Crane, Jr. were to leave Ken Crane's.

     If We Are Unable to Repair, Upgrade or Replace Our Technology Systems Prior to December 1, 1999 or We Experience Technology System Interruptions Due to Year 2000 Non-Compliance, Our Business May Be Adversely Affected. We are aware of the issues associated with the programming code in existing computer systems as the year 2000 approaches. In addition, in December 1998 we entered into the Foothill Agreement, which requires us to be "Year 2000 Compliant" by December 1, 1999. We intend to repair, upgrade or replace all non-compliant hardware, software and equipment affecting our information (including computer hardware and software) and non-information (including facilities, telecommunication systems, distribution center machinery, security systems and video and sound processing equipment) technology systems prior to December 1, 1999. If we are unable to repair, upgrade or replace our technology systems prior to December 1, 1999 or, if at any time after December 1, 1999, we experience year 2000 related problems, and, as a result, we are not "Year 2000 Compliant" under the Foothill Agreement our lender may declare us in default of our agreement with them. We cannot assure you that we will be able to repair, upgrade or replace all our technology systems before the time necessary to avoid year 2000 related problems or to ensure compliance with the requirements of the Foothill Agreement. In addition, we cannot assure you that the repaired, upgraded and replaced systems will actually perform adequately when the year 2000 arrives.

     If our technology systems do not perform adequately, we plan to address the problem by manually processing and/or outsourcing portions of our customer service, order processing and distribution functions. We cannot assure you that we will be able to manually process or outsource these functions or that we will be able to do so in a cost-efficient manner. If we cannot manually process or outsource these functions, we will temporarily be unable to process orders and to respond to customer inquiries in a timely manner, which could lead to a loss of revenue and customer dissatisfaction.

--------------------------------------------------------------------------------
Image Entertainment, Inc.                                                     15

     Any year 2000 compliance problems we experience on or after December 1, 1999 could materially adversely affect our business, results of operations, financial condition and prospects.

     Any Year 2000 Disruptions Suffered by Our Significant Suppliers and Customers Could Adversely Affect Our Business. We are taking steps to receive assurances from our significant suppliers and customers that they are prepared for any year 2000 related problems that they might experience (see Item 7.
"-- Impact of Year 2000 -- Risks and Contingencies -- Significant Suppliers and Customers"). We cannot assure you, however, that our significant suppliers and customers will not suffer business disruptions due to year 2000 related problems. Any business disruptions our significant suppliers or customers experience as a result of year 2000 compliance problems could materially adversely affect our business, results of operations, financial condition and prospects.

     If We Cannot Compete Successfully in the Internet Commerce Industry, Our Retail Sales May Be Adversely Affected. We cannot assure you that the www.kencranes.com web site will be able to compete successfully against current or future competitors. The market for commerce over the Internet is new, rapidly evolving and intensely competitive. We expect this competition to intensify in the future due in part to the minimal barriers to entry and the relatively low cost to launch a new web site. We compete with a variety of other companies for sales of DVDs and LDs over the Internet. Some of these competitors can devote substantial resources to Internet commerce in the near future. The www.kencranes.com web site also competes with traditional retailers of DVDs and LDs, including mail-order houses and video clubs.

     We believe that the principal competitive factors we face in selling DVDs and LDs through the www.kencranes.com web site are price, selection, availability, brand recognition, customer service, effectiveness of advertising, technical expertise, convenience, accessibility, quality of search tools, quality of editorial and other site content and reliability and speed of fulfillment. Many of the current and potential competitors of Ken Crane's have large customer bases, greater brand recognition and significantly greater financial, marketing and other resources than we have. In addition, some competitors may be able to obtain merchandise from vendors on more favorable terms, devote greater resources to marketing and promotional campaigns, adopt more aggressive pricing or inventory availability policies and devote more resources to web site and systems development than we can. The www.kencranes.com web site could suffer reduced operating margins and market share and brand recognition based on increased competition.

     If We Cannot Keep Pace with Rapid Technological Change, Our Retail Sales May Be Adversely Affected. We cannot assure you that we will successfully use new technologies effectively or adapt the www.kencranes.com web site or the systems of our subsidiary to customer requirements or emerging industry standards. The technology used in the Internet commerce industry changes rapidly. This rapid change results in the availability of many new products and services, new industry standards and frequent changes in user and customer requirements and preferences. The success of the www.kencranes.com web site depends, in part, on our ability to do the following:

     .   license leading technologies useful in the Internet sales business;
     .   enhance the www.kencranes.com web site's existing services;
     . develop new services and technology that address the increasingly sophisticated and varied needs of our customers; and,
     . respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis.

     If Internet Commerce Does Not Continue to Grow, Our Internet Sales Business May Be Adversely Affected. We cannot assure you that acceptance and use of the Internet and World Wide Web will continue

--------------------------------------------------------------------------------
16                                                     Image Entertainment, Inc.

to develop or that a sufficiently broad base of consumers will adopt and use the Internet and World Wide Web as a medium of commerce. Potential future revenues and profits from sales over the Internet substantially depend on the widespread acceptance and use of the Internet as an effective medium of commerce by consumers. Rapid growth in the use of and interest in the World Wide Web, the Internet and other on-line services is a recent phenomenon. For the www.kencranes.com web site to be successful, consumers who have historically used traditional means of commerce to purchase merchandise must accept and utilize novel ways of conducting business and exchanging information.

     If the Internet and other on-line services continue to experience significant growth in the number of users, the frequency of use or bandwidth requirements, the infrastructure for the Internet could be affected by capacity constraints. In addition, the Internet could lose its viability due to delays in the development or adoption of new standards and protocols required to handle increased levels of service activity. Changes in or insufficient availability of telecommunications services to support the Internet also could result in slower response times and could adversely affect usage of the Internet. Our business, prospects, financial condition and results of operations could be materially adversely affected if use of the Internet does not continue to grow or grows more slowly than expected, if the infrastructure for the Internet does not effectively support growth that may occur or if the Internet does not become a viable commercial marketplace.

     We Face Security Risks in Selling Product over the Internet. Secure transmission of confidential information over public networks is a significant barrier to Internet commerce. Advances in computer capabilities, new discoveries in the field of cryptography or other developments could compromise the security measures we employ to protect customer transaction data. In addition, concerns over the security of transactions conducted on the Internet and the privacy of users in general may inhibit the growth of Internet commerce. To the extent that our activities or the activities of third-party contractors involve the storage and transmission of proprietary information, such as credit card numbers, security breaches could damage our reputation and expose us to a risk of loss or litigation and possible liability. We may be required to expend significant capital and other resources to protect against such security breaches or to alleviate security-related problems and we cannot assure you that our security measures will prevent security breaches. Any compromise of our security systems could have a material adverse effect on our reputation, business, prospects, financial condition and results of operations.

     We May Experience Capacity Constraints and Other System Development Problems Relating to the Operation of the www.kencranes.com Web Site. A key element of our business strategy is to generate a high level of use of the www.kencranes.com web site. We believe that the satisfactory performance, reliability and availability of the www.kencranes.com web site and the related transaction-processing systems and network infrastructure are critical to our reputation and our ability to attract and retain customers and to maintain adequate customer service levels. We plan to upgrade or replace all of the systems that currently operate the www.kencranes.com web site and to integrate such systems with our new warehouse and distribution facility. Any inability on our part to work out any technical problems in the upgrade or replacement of the www.kencranes.com web site's transaction-processing systems or warehouse and distribution center integration in a timely manner could have a material adverse effect on our business, prospects, financial condition and results of operations.

     Even if we are able to develop adequate transaction-processing systems and to integrate the www.kencranes.com web site with our warehouse and distribution center in a timely manner, periodic system interruptions may occur on the www.kencranes.com web site. While we believe that we will be able to upgrade or install new hardware and software that will be sufficient to accommodate the anticipated traffic on the www.kencranes.com web site, we cannot assure you that periodic system interruptions will

--------------------------------------------------------------------------------
Image Entertainment, Inc.                                                     17
not occur even after the upgrade or installation. Any substantial increase in the volume of traffic on the www.kencranes.com web site or the number of orders placed by customers will require us to further expand and upgrade our technology, transaction-processing systems and network infrastructure. In addition, we are dependent upon web browser companies and Internet service providers for access to our products and services. Viewers have experienced and may in the future experience difficulties due to system or software failures or incompatibilities not within our control. Any system interruptions that result in the unavailability of the www.kencranes.com web site or reduced order fulfillment performance would reduce the volume of goods sold and the attractiveness of our product and service offerings and could have a material adverse effect on us.

     Laws Restricting Internet Commerce Could Adversely Affect Our Business. We could be materially adversely affected by any new legislation or regulation or by the application or interpretation of existing laws to the Internet. Federal, state and foreign governmental organizations are currently considering many legislative and regulatory proposals. If a government authority were to adopt laws or regulations that cover Internet-related issues such as user privacy, pricing and characteristics and quality of products and services provided, the growth of the Internet could be adversely affected. This could lead to a decrease in demand for products offered over the Internet, including those that the www.kencranes.com web site offers, and could increase the cost of doing business on the Internet. In addition, we do not know how existing laws governing issues such as property ownership, copyright, trade secret, libel and personal privacy will be applied to the rapidly-changing Internet.

     If the www.kencranes.com Web Site Experiences System Interruptions Due to Year 2000 Non-Compliance, Our Internet Sales May Be Adversely Affected. We intend to install year 2000 compliant systems for the www.kencranes.com web site when we perform the hardware and software repairs, upgrades or replacements described above. We cannot assure you, however, that we will be able to successfully install the new systems before the time necessary to avoid year 2000 related problems. In addition, we cannot assure you that the new systems will actually perform adequately when the year 2000 arrives. Because the www.kencranes.com web site's systems will depend on other systems that we do not control, any year 2000 compliance problems in such other systems could materially adversely affect the www.kencranes.com web site. Any system interruption in the www.kencranes.com web site resulting from year 2000 compliance problems could materially adversely affect our business, results of operations, financial condition and prospects.

ITEM 2.        Properties.
               ----------

     The lease for the Company's office space (30,080 square feet) in Chatsworth, California provides for monthly rent of approximately $14,500 (increasing to $17,450 on April 1, 2000) (subject to annual adjustment based on increases in the consumer price index) and will expire on April 30, 2004. The lease (which would have expired on March 31, 2000) was renegotiated in conjunction with the Company's March 1, 1999 lease of 15,440 square feet of additional office space in an adjacent building. The lease for additional space provides for monthly rent of approximately $10,000 (subject to scheduled annual increases for the first three years of the term and an adjustment based on increases in the consumer price index for the fourth year of the term) and will expire on April 30, 2004.

     The Company owns approximately 17.2 acres of real property in Las Vegas, Nevada. The Company's new 76,000 square foot automated warehouse and distribution facility is located on the back 8.4 acres. The architectural building plans provide for room to expand the facility an additional 74,000 square feet (also on the back 8.4 acres) should the need arise. Further, the Company is holding the front 8.8 acres of the property as an investment and, if needed, for future expansion. Each of the two parcels (the

--------------------------------------------------------------------------------
18                                                     Image Entertainment, Inc.

8.4 acres and the 8.8 acres) secures bank obligations. See Item 7. "-- Liquidity and Capital Resources -- Financial Activities -- Note Payable to Bank" and
"-- Construction Credit Facility" and Item 8. "-- Notes to Consolidated Financial Statements -- Note 8. Debt."

     Ken Crane's leases approximately 8,102 square feet of combined office, retail and warehouse space in Westminster, California. The lease provides for monthly rent of approximately $14,000 (subject to annual adjustment based on increases in the consumer price index) and will expire on December 22, 2002.

ITEM 3.        Legal Proceedings.
               -----------------

     On June 18, 1997, the Company filed a complaint in the Superior Court of the State of California, County of Los Angeles (Case No. BC173084), against LEI Partners, L.P. ("LEI") and a number of related entities and individuals, which relates to a dispute concerning, among other things, LEI's payment obligations under two promissory notes issued in connection with a December 31, 1990 purchase agreement documenting the Company's sale of a business segment to LEI (the "Superior Court Action"). The Company has alleged, inter alia, breach of
                                                         ----- ----
contract, intentional misrepresentation, negligent misrepresentation, conspiracy to defraud, interference with economic relationship, conspiracy to interfere with economic relationship, and conversion. The Company contends that through an intricate conspiracy among sham corporations and partnerships LEI and others defrauded the Company and systematically dissipated and diverted the assets of LEI so that LEI was intentionally rendered incapable of satisfying its obligations under the purchase agreement and the two promissory notes. This fraudulent scheme includes, but is not limited to, the misrepresentation of the gross revenues and pre-tax profits derived from the operation of the acquired business, and the fraudulent concealment and conspiratorial diversion of assets of that business (including the revenues generated by that business) from LEI to persons and entities affiliated with LEI. The complaint seeks compensatory damages of not less than $5 million plus accrued interest, attorney's fees and punitive damages in an amount to be proven at trial. On September 16, 1997, the Company filed a first amended complaint against the same defendants and making the same claims, but providing additional factual details.

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

     On November 17, 1997, the Company commenced the court ordered arbitration proceedings against LEI, seeking damages in excess of $3.7 million, plus attorney's fees and costs, for breach of the promissory notes. On January 21, 1998, LEI filed an answering statement denying liability. LEI also submitted a counterclaim against the Company and three of its present or former officers or directors, but refused to pay the AAA filing fee, and the AAA rejected the counterclaim. Although LEI's counterclaim was rejected and is not pending, it alleged claims for, inter alia, fraud in the inducement, recission and breach of
                    ----- ----
written contract. The counterclaim maintained that certain of the Company's representations and warranties regarding the value of the acquired business and its projected income were false, and that LEI was therefore fraudulently induced to execute the purchase agreement and the two promissory notes. LEI also maintained that the Company breached a seller non-competition agreement, thereby entitling LEI to an offset against any amount found to be owed under the second promissory note. The counterclaim sought compensatory damages of $1 million plus accrued interest, attorney's fees and costs, and also sought punitive damages in the amount of $2 million. Should the rejected counterclaim of LEI ever be filed or prosecuted, the Company intends to contest vigorously its allegations and purported claims.

--------------------------------------------------------------------------------
Image Entertainment, Inc.                                                     19

     On May 4, 1998, LEI and certain other defendants in the Superior Court Action filed voluntary petitions under Chapter 7 of the Bankruptcy Code in the United States Bankruptcy Court for the Central District of California. These bankruptcy filings automatically stayed the prosecution of the court ordered arbitration proceedings against LEI, and the prosecution of the Superior Court Action against LEI and three other defendants. In connection with the bankruptcy proceedings, the Company has availed itself of provisions in the Bankruptcy Code to conduct discovery relating to the acts, conduct, property, liabilities and financial condition of LEI and the other debtors. In July 1998, the Company filed motions to compel LEI and the other debtors and the debtors' accountants to produce documents and appear for examination under Bankruptcy Rule 2004. The Bankruptcy Court granted all of the Company's motions, issuing orders compelling the four debtor entities and their principals (Mark Kreloff and Paul Haigney), as well as the debtors' former accountants (Kress & Rosenbaum Accountancy Corporation and Calvin Leong) to produce documents and appear for Rule 2004 examinations. In connection with the Rule 2004 motions, the Company has obtained and reviewed thousands of pages of documents from the debtors' former accountants and the debtors, relating to the assets, liabilities, and financial condition of the debtors and other matters which may affect the administration of the debtor's estate or their right to a discharge. The Company has also taken Rule 2004 examinations of three of the debtors' former accountants, and has begun, but not completed, Rule 2004 examinations of the debtors and their principals.

     Effective as of April 30, 1999, the Company entered into a confidential settlement agreement with one of the nondebtor defendants, who has since been dismissed from the Superior Court Action. On May 4, 1999, the Superior Court granted the Company's motion to lift the stay of the Superior Court Action, thereby permitting the Company to prosecute the Superior Court Action against all remaining nondebtor defendants. Once the stay was lifted, the Company added as defendants in the Superior Court Action two additional companies alleged to be affiliated with LEI and its principals. On June 3, 1999, all nondebtor defendants, including the two new defendants, filed an answer to the First Amended Complaint denying liability. Although the defendants alleged affirmative defenses based on the rejected counterclaim that LEI attempted to assert in the arbitration proceeding, they filed no cross-complaint and therefore currently have no claim for affirmative relief against the Company.

     On May 7, 1999, the debtors filed motions in the Bankruptcy Court objecting to the claims of the Company, attempting to resolve in the Bankruptcy Court the claims pending in the Superior Court Action. On June 10, 1999, the Bankruptcy Court denied the debtors' motions in their entirety and overruled their objections to the Company's claims, proofs of which had not been filed. Before the hearing of the debtors' objections, on May 28, 1999, the trustee in each of the bankruptcy cases filed "no asset reports" for each of the debtors, notifying all creditors not to file proofs of claim, as there appeared to be no assets of any debtor. This also means the trustee places no value on the purported counterclaim of LEI identified in the bankruptcy schedules, and any such counterclaim will most likely never be pursued.

     Now that the stay has been lifted, the Company intends to complete the Rule 2004 examinations of the debtors and their principals and to continue prosecuting its Superior Court Action by conducting further discovery and preparing the case for trial.

     In the normal course of business, the Company and its subsidiary (Ken Crane's) are subject to proceedings, lawsuits and other claims, including proceedings under government laws and regulations relating to employment and tax matters. While it is not possible to predict the outcome of these matters, it is the opinion of management, based on consultations with legal counsel, that the ultimate disposition of known proceedings (including the rejected counterclaim in the above-described arbitration proceeding) will not have a material adverse impact on the Company's financial position, results of operations or liquidity.

--------------------------------------------------------------------------------
20                                                     Image Entertainment, Inc.

ITEM 4.        Submission of Matters to a Vote of Security Holders.
               ---------------------------------------------------

     None.



--------------------------------------------------------------------------------
Image Entertainment, Inc.                                                     21

EXECUTIVE OFFICERS OF THE REGISTRANT

     Executive officers serve at the pleasure of the Company's board of directors (the "Board"). There is no family relationship between any executive officer or director. The following information sets forth the position and age of the Company's executive officers at June 1, 1999 and their business experience for at least the prior five years:


Executive Officer         Age     Position & Background
------------------------------------------------------------------------------

Martin W. Greenwald       57      Chairman of the Board, Chief Executive Officer and
                                  President since April 1981, and Treasurer since January
                                  1988.  Since July 1990, Mr. Greenwald has been a Board
                                  Member of the Permanent Charities Committee of the
                                  Entertainment Industries, an umbrella organization which
                                  coordinates charitable contributions.

Cheryl L. Lee             40      Chief Administrative Officer since April 1993 and
                                  General Counsel since April 1992; Vice President of Business
                                  Affairs from February 1989 to March 1992; prior thereto,
                                  Counsel, Theatrical Distribution & Acquisition, Twentieth
                                  Century Fox Film Corporation.  Ms. Lee received her A.B.
                                  degree from Stanford University in 1980 and her J.D. degree from New York University Law School in 1984.  Ms. Lee is a member of the California Bar.

Jeff M. Framer            38      Chief Financial Officer since April 1993; Controller
                                  from September 1990 to March 1993; Senior Manager, KPMG Peat
                                  Marwick LLP, from July 1989 to September 1990; and, Manager,
                                  KPMG Peat Marwick LLP, from July 1988 to June 1989.  Mr.
                                  Framer received his B.S. degree in Business Administration and Accounting Theory and Practice from California State
                                  University at Northridge in 1984.  Mr. Framer is a certified public accountant.

David A. Borshell         34      Senior Vice President, Sales, Marketing and Operations
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








--------------------------------------------------------------------------------
22                                                      Image Entertainment Inc.

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


     Fiscal Year Ended March 31, 1999              High       Low
     --------------------------------           ---------  ---------
     Quarter ended June 30, 1998                $  7.50    $  3.313
     Quarter ended September 30, 1998           $ 10.00    $  3.250
     Quarter ended December 31, 1998            $ 10.50    $  3.125
     Quarter ended March 31, 1999               $ 12.00    $  5.875
     Fiscal Year Ended March 31, 1998              High       Low
     --------------------------------           ---------  ---------
     Quarter ended June 30, 1997                $  4.313   $  3.50
     Quarter ended September 30, 1997           $  3.938   $  3.063
     Quarter ended December 31, 1997            $  4.688   $  3.313
     Quarter ended March 31, 1998               $  4.250   $  3.063

     As of June 1, 1999 there were 1,629 holders of record of the Company's common stock. The closing price on that date was $8.188.

     The Company has never paid a cash dividend on its common stock and presently intends to retain any future earnings for business development. In addition, the Company is party to loan agreements which impose restrictions on its payment of dividends.






--------------------------------------------------------------------------------
Image Entertainment Inc.                                                      23

ITEM 6.   Selected Financial Data.
          -----------------------

     The selected financial data presented below was derived from the consolidated financial statements of the Company and should be read in conjunction with such financial statements, the notes thereto and the other financial information included therein.

                                                                            Years Ended March 31,
                                                       ----------------------------------------------------------------------
(In thousands, except per share data)                       1999         1998           1997            1996         1995
                                                          --------     ---------    -----------      ---------   ------------
Income Statement Data:
---------------------
Net sales..................................               $ 76,726    $ 75,516      $  85,650         $  95,086    $  85,591
Operating costs and expenses...............                 74,048      84,605/(1)/    83,399/(2)/       86,926       77,851
Operating income (loss)....................                  2,678      (9,089)         2,251             8,160        7,740
Interest expense...........................                   (966)       (662)          (415)             (155)      (1,184)
Interest income............................                     84         118            231               337          518
Other expense..............................                     --          --           (662)/(3)/          --           --
Amortization of deferred financing costs...                     --          --             --                --         (111)
Net gain on insurance settlement...........                     --          --             --                --          742
Income (loss) before income taxes and
and extraordinary item.....................                  1,796      (9,633)         1,405             8,342        7,705
Income tax (expense) benefit...............                    (90)         52           (433)             (743)        (175)
Income (loss) before extraordinary item....                  1,706      (9,581)           972             7,599        7,530
Extraordinary item, net of taxes...........                     --          --           (127)/(4)/          --       (1,219)/(4)/
Net income (loss)..........................               $  1,706    $ (9,581)     $     845         $   7,599     $  6,311
Income (loss) per share:
   Income (loss) before extraordinary item
     Basic.................................               $    .12    $   (.71)     $     .07         $     .56     $    .57
     Diluted...............................               $    .12    $   (.71)     $     .07         $     .51     $    .48
   Net income (loss)
     Basic.................................               $    .12    $   (.71)     $     .06         $     .56     $    .48
     Diluted...............................               $    .12    $   (.71)     $     .06         $     .51     $    .40
   Weighted average shares outstanding
     Basic.................................                 14,185      13,471         13,504            13,569       13,255
     Diluted...............................                 14,309      13,471         13,836            14,802       15,641
                                                                                      March 31,
                                                        ---------------------------------------------------------------------
(In thousands, except per share data)                       1999         1998           1997            1996         1995
                                                          --------     ---------    -----------      ---------   ------------
Balance Sheet Data:
------------------
Total assets...............................               $ 56,445    $ 33,781      $  46,448         $  39,406     $ 33,491
Total liabilities..........................                 32,113      25,116         28,397            18,880       16,818
Net shareholders' equity...................                 24,332       8,665         18,051            20,526       16,673

---------------------

(1) Includes noncash charges of $8,133,000 and $4,246,000 to reduce the carrying value of the Company's LD inventory to its net realizable value and provide for estimated losses on LD license and exclusive distribution agreements, respectively. Also includes a nonrecurring charge of $825,000 related to the closure of U.S. Laser, of which $202,000 is composed primarily of fees and expenses associated with facility lease termination and employee severance payments, and $623,000 (a noncash charge) is composed of the write-off of unamortized facility leasehold improvements and goodwill.
(2) Includes noncash charges of $1,964,000 and $1,946,000 to reduce the carrying value of the Company's LD inventory to its estimated net realizable value and provide for estimated doubtful accounts receivable, respectively.
(3) Other expense represents a nonrecurring charge composed primarily of legal and accounting fees associated with the termination of acquisition negotiations.
(4) Extraordinary item is composed of costs associated with early retirement of debt, net of related taxes of $56,000 and $34,000 for fiscal 1997 and 1995, respectively.

--------------------------------------------------------------------------------
24                                                      Image Entertainment Inc.

ITEM 7.   Management's Discussion and Analysis of Financial Condition and
          ---------------------------------------------------------------
          Results of Operations.
          ---------------------

     The Company believes its forward-looking statements made throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations are within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based on the beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. When used in this report, the words "anticipate," "believe," "estimate," "may," "expect" and similar expressions, variations of such terms or the negative of such terms as they relate to the Company or its management are intended to identify such forward-looking statements. Such statements are based on management's current expectations and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, the Company's actual results, performance or achievements could differ materially from those expressed in, or implied by, any such forward-looking statements. For a more detailed description of risks and uncertainties that may affect forward-looking statements see Item 1. "-- Risk Factors."

GENERAL

     The Company licenses and distributes a broad range of entertainment programming on DVD and LD. Prior to fiscal 1998, the Company's net sales were derived almost entirely from the distribution of titles in the LD format. In March 1997, DVD was introduced and the Company began distributing DVD programming on a nonexclusive wholesale basis. The Company began releasing exclusively licensed DVD programming in June 1997. In fiscal 1998, DVD and LD represented approximately 21% and 79% of the Company's net sales, respectively. In fiscal 1999, DVD and LD represented approximately 60% and 36% of the Company's net sales, respectively; however, in the last two quarters of fiscal 1999, DVD and LD represented approximately 72% and 23% of the Company's net sales, respectively. The Company also distributes music programming on CDs encoded in the DTS multichannel audio format as well as certain programming on VHS.

     The DVD Format.  The Company believes that DVD has established itself as an
     --------------
accepted video format. Unanimous movie studio and independent program supplier support, broadening consumer acceptance, increased availability of DVD programming and players, rental programming availability in national video chains and decreasing DVD player prices have contributed to the format's growth.

     The Electronics Industries Association ("EIA") reported that from March 1997 (the DVD format's introduction date) to May 28, 1999, approximately 2,389,000 DVD players were sold to consumer electronics retailers. Management estimates that there are approximately 1,792,000 domestic DVD households (approximately 75% of the EIA's estimate to allow for DVD player inventory currently unsold and held at retail for sale and for consumer households with multiple DVD players). Although the estimated installed base of domestic DVD households (between 1% and 2% of estimated television households) is low relative to domestic VHS households (between 80% and 90% of estimated television households), DVD player sales are growing. The EIA reported that in their first calendar year of release (March through December 1997), approximately 350,000 DVD players were sold to electronics retailers. For calendar 1998, approximately 1,080,000 DVD players were sold to electronics retailers. For the first 21 weeks of calendar 1999 (ended May 28, 1999), approximately 960,000 DVD players were sold to electronics retailers, a 386% increase over the comparable calendar 1998 period.

     According to the DVD Video Group (an industry trade group), there are now more than 40 DVD player models marketed under 30 different consumer brands and over 3,000 movie and music titles


--------------------------------------------------------------------------------
Image Entertainment Inc.                                                      25
available on DVD (including hit movies, re-released classics and children's and music programming). According to Video Business, a video industry trade publication, DVD player retail prices are declining and many models are now priced at $299.

     DVD programming is now widely available for sale and/or rental at video specialty stores (such as Blockbuster Entertainment, Hollywood Entertainment and Suncoast Motion Picture Co.), mass merchants (such as Wal-Mart, Kmart, Best Buy and Circuit City), audio-video combination chains (such as Musicland, Trans World Entertainment, Hastings Books & Records, Tower Records/Video and Wherehouse), discount club stores (such as Costco and Sam's Club) and Internet retailers (such as Kencranes.com (owned by the Company's subsidiary), DVD Express, Amazon.com, and NetFlix.com). According to Video Store Magazine, a video industry trade publication, almost half of the top 100 highest calendar 1998 rental/sell-through revenue generating video specialty stores now carry DVD for rental (with most of the rental revenue coming from the top 10 chains).

     The Company's DVD Distribution.  The Company's net sales of DVD programming
     ------------------------------
(including both exclusive and nonexclusive distribution) has steadily increased since the format's introduction. For fiscal 1999, DVD sales were $45,911,000, representing approximately 60% of the Company's net sales. The Company's net sales of DVD programming for the quarters ended March 31, 1999 and December 31, September 30 and June 30, 1998 were $16,872,000, $15,943,000, $6,600,000 and
$6,496,000, respectively. As a percentage of net sales, DVD net sales were 73%, 70%, 48% and 38%, respectively. The Company released 260 exclusive DVD titles in fiscal 1999, compared to 91 such releases in fiscal 1998.

     The Company continues to aggressively seek DVD programming for exclusive distribution. The Company has agreements with numerous program suppliers for the exclusive release of titles on DVD. According to VideoScan, which tracks point-of-sale data from an estimated 70 percent of the retail market (includes mass merchants and retailers but not most discount outlets or Internet retailers), the Company's market share of total DVD software unit sales for the period from January 1, 1999 through June 13, 1999 was 3.21%. The Company currently ranks tenth in market share (of 43 companies specifically named) behind Warner Home Video (18.95%), Disney (11.58%), Columbia TriStar (10.06%), Universal Home Entertainment (9.06%), New Line (8.39%), Paramount Home Video (7.68%), MGM (7.24%), Twentieth Century Fox Home Entertainment (5.08%) and Artisan Entertainment (3.25%). Additionally, VideoScan reported the Company's market share of total DVD software unit sales for all of calendar 1998 was 2.96%. The Company ranked ninth in market share behind Warner Home Video (24.13%), Columbia TriStar (14.45%), Universal Home Entertainment (10.79%), MGM (10.33%), Disney (9.01%), New Line (8.34%), Artisan Entertainment (4.52%) and Paramount Home Video (3.97%). It is likely that actual market share data would differ from the above reported sales data had VideoScan captured sales data from all retailers including Internet retailers.

     The Company distributes DVD programming on a nonexclusive basis from all program suppliers with whom it does not have an exclusive agreement, making it a "one-stop" source for all DVD programming, meaning that customers who purchase exclusive titles from the Company can purchase additional nonexclusive titles at the same time.

     DVD's Continued Negative Impact on LD sales.  The DVD format competes
     -------------------------------------------
directly with the LD format. Most of the same consumers who were attracted to LD's quality and features are attracted to DVD's offerings. Due to this competition, the LD market is shrinking, as evidenced by the Company's declining LD sales during fiscal 1999 and 1998. LD sales for fiscal 1999 declined 53% to $27,681,000 from $59,289,000 for fiscal 1998 and LD sales for fiscal 1998 declined 30% from $84,908,000 for fiscal 1997. During fiscal 1999 and 1998 the major audio/video software chains, such as Musicland, Tower and Trans

--------------------------------------------------------------------------------
26                                                      Image Entertainment Inc.

World were selling off their LD inventory and employing deeply discounted sale pricing. All of the chains except Tower have exited the LD market and Tower is expected to exit the market soon. Additionally, sales of LD player sales are no longer tracked by the EIA (last reported in calendar 1997). Management believes that DVD's negative impact on the LD business is permanent. See "Fiscal Year Ended March 31, 1998 Compared to Fiscal Year Ended March 31, 1997" below for a detailed discussion of events leading up to significant write-downs of LD related assets in fiscal 1998.

     Coexistence of LD Despite DVD's Success and Future LD Distribution
     ------------------------------------------------------------------
Strategy. Although the LD market is shrinking, management believes that LD and DVD will coexist for several years. LD is well-established as a videophile format. With an estimated 1997 peak installed base of over 2 million households, the LD marketplace is not expected to disappear but rather shrink in size (management estimates the current number of installed LD households to be less than 1 million). Also, a disparity in the number of available titles on LD (over 10,000 through Internet and video speciality outlets) versus DVD (over 3,000) remains. Management estimates that it will take DVD several years to reach LD's breadth of title availability. There are many titles (whether popular, less popular, rare or esoteric) currently available only in the LD format and not in the DVD format. In addition, management believes that the DVD/LD combination player currently manufactured by Pioneer Electronics will continue to attract consumers to both formats.

     Management believes there remains a viable (although shrinking) market for the still-growing library of LD programming. Despite declining sales and the Company's diversification into DVD programming, the Company continues to support the LD format. Due to the declining market for LD, the Company is focusing on "A" title releases and "classic" catalogue re-releases. The Company analyzes the cost-benefit relationship on all potential LD new releases given the declining market and releases only those for which minimum customer pre-orders are met. In addition to distributing through traditional independent speciality video retail distribution channels (now excluding audio/video chains stores such as Tower, Musicland, Trans World and Virgin), the Company is distributing LD inventory through alternative distribution channels, including direct-to-consumer via mail order and over the Internet through its recently-acquired web site.

REGISTERED COMMON STOCK SALE

     On January 6, 1999, the Company completed the sale of 2.4 million shares of newly-issued common stock to a group of institutional investors and other accredited investors at $5 per share. Image Investors, Co., the largest shareholder of the Company and beneficially owned by John W. Kluge and Stuart Subotnick, purchased 600,000 shares of the 2.4 million shares issued.

     The net proceeds of the offering (net of placement agent fees and professional services fees) were $10,557,000. Approximately $5 million of the net proceeds were used to complete the acquisition of Ken Crane's. See "Acquisition" below. The remainder of the net proceeds was used to pay-down borrowings outstanding under the Company's revolving credit facility with Foothill Capital Corporation.

ACQUISITION

     On January 11, 1999, the Company, through Image Newco, completed its acquisition of Ken Crane's. See Item 1. "-- Subsidiary Activities -- Image Newco Acquisition of Ken Crane's." For financial statement purposes, the one-time signing bonus and consulting payments paid in connection with the acquisition were included in the purchase price of Ken Crane's. The purchase price and other acquisition related payments were funded by a portion of the $10,557,000 net proceeds raised in the sale of 2.4 million shares of the Company's common stock. The acquisition was accounted for using the purchase method of

--------------------------------------------------------------------------------
Image Entertainment Inc.                                                      27
accounting. Accordingly, the acquired assets and assumed liabilities were recorded at their fair market value on the acquisition date. The operating results of Ken Crane's are included in the accompanying consolidated statements of operations for the year ended March 31, 1999 from the date of acquisition. The excess of purchase price over the fair market value of the net assets acquired is classified as goodwill and is being amortized on a straight-line basis over 15 years.

CLOSURE OF U.S. LASER

     In May 1998, the Company announced the closing of its wholly-owned subsidiary U.S. Laser Video Distributors, Inc. ("U.S. Laser"), located in New Jersey. The Company acquired U.S. Laser in June 1995 for $3.1 million in cash. The closure of the subsidiary and its retail store "Digitainment" was finalized on July 15, 1998. The corporate entity was dissolved on February 26, 1999. The closure followed the Company's consolidation of a majority of U.S. Laser's optical disc distribution activities. U.S. Laser's only remaining activities consisted of direct-to-consumer optical disc sales through the "Digitainment" retail store, mail order to a decreasing number of accounts and the Internet. With the decline of industry-wide LD software and hardware sales, offset in part by growing DVD software and hardware sales, the retail store was performing below expectations.

     The closure of U.S. Laser resulted in nonrecurring pretax charges of $202,000, representing fees and expenses associated with the early termination of a lease and employee severance payments, and $623,000 (a noncash charge) covering the write-off of unamortized leasehold improvements and goodwill. The pretax charges total $825,000 and are included in costs of facility closure expense for the year ended March 31, 1998.

NEW LAS VEGAS WAREHOUSE AND DISTRIBUTION FACILITY

     In May 1999, the Company closed its 48,300 square foot Chatsworth, California distribution facility and transferred all of its warehousing and distribution activities to its new 76,000 square foot Las Vegas, Nevada warehouse and distribution facility located adjacent to McCarran International Airport. Since that time, the new facility's warehouse management system software implementation has proceeded slower than anticipated and the Company has experienced certain related operational inefficiencies. The large quantities of product transferred from the Chatsworth facility to the new facility, the high volume of backlogged orders for that product and new incoming orders have caused and continue to cause unexpected problems in the new facility's systems operations, particularly software programming problems that were not revealed when the system was tested in a simulated environment. These software glitches and certain related operational inefficiencies have prevented the Company from shipping product in a timely manner. Certain of the software glitches have not been corrected in a timely manner because of demand placed upon the software programmers to assist in addressing the day-to-day shipping requirements, thereby further contributing to continued shipping delays. For these reasons, the new facility is currently functioning below its projected operational efficiency level (shipping within 24 hours) and below the efficiency level of the closed Chatsworth facility (which generally shipped within 48 hours after receipt of an order). The Company has addressed these software and operational issues on a priority basis and will continue to do so until these issued are resolved.

     Despite the fact that product demand remains robust, the transitional problems experienced at the new facility resulted in a shortfall in order fulfillment for the month of May 1999 and may result in a shortfall for the month of June 1999. Additionally, the Company anticipates a related significant rise in shipping expenses (because of higher personnel and freight costs) during its June 1999 quarter. While the Company's backlog of delayed shipments has decreased significantly since its peak in May 1999 (due in part to

--------------------------------------------------------------------------------
28                                                      Image Entertainment Inc.

temporary labor-intensive shipment efforts), the May shortfall and potential June shortfall may prove significant enough to result in a net loss for the Company's June 1999 fiscal quarter.

     The Company is taking steps to correct the new facility's shipping delays. Management is confident that this situation is temporary. The new facility is operating 24 hours a day, six days a week until these problems are resolved and orders are shipped in a timely manner. The third-party consultants who programmed the Company's warehouse management system software are working and will continue to work on-site to facilitate the software's implementation and improve operational efficiencies. The Company presently anticipates that the software implementation problems will be corrected and that the facility will reach the efficiency level of the Chatsworth facility during July 1999 and its projected operating efficiency level during August 1999.

     Once 24-hour shipping has been achieved, the Company will focus on its strategy of integrating the fulfillment of Ken Crane's distribution activities out of the new Las Vegas facility. And once the fulfillment shipping for Ken Crane's is achieved, the Company will focus its efforts on seeking third-party retail and Internet fulfillment opportunities.

RESULTS OF OPERATIONS

     The following table presents, as a percentage of net sales, selected consolidated financial data for each of the three preceding fiscal years ended March 31:

                                                             Year ended March 31,
                                                 ---------------------------------------
                                                     1999         1998            1997
                                                 ----------   ----------      ----------
Net sales:
    DVD....................................          59.8%        20.8%            0.9%
    LD.....................................          36.1         78.5            99.1
    Other..................................           4.1          0.7              --
                                                 --------    ----------      ---------
       Total net sales.....................         100.0%       100.0%          100.0%
Cost of sales..............................          76.1         93.0/(1)/       79.9/(3)/
                                                 --------    ---------       ---------
Gross margin...............................          23.9          7.0            20.1
Operating costs and expenses:
   Selling expenses........................           7.1          6.5             5.5
   General and administrative expenses.....           7.8          6.4             8.3
   Amortization of production costs........           5.3          5.0             3.6
   Other operating costs and expenses......           0.1          1.1/(2)/         --
                                                 --------    ---------       ---------
      Total operating costs and expenses...          96.5        112.0            97.4
Operating income (loss)....................           3.5        (12.0)            2.6
Other expenses, net........................           1.2          0.7             1.0
                                                 --------    ---------       ---------
Income (loss) before income taxes and
  extraordinary item.......................           2.3%       (12.8)%           1.6%
                                                 ========    =========       =========

-----------------------------------

(1) Includes noncash charges of $8,133,000 and $4,246,000 to reduce the carrying value of the Company's LD inventory to its net realizable value and provides for estimated losses on LD license and exclusive distribution agreements, respectively.
(2) Primarily a nonrecurring charge of $825,000 related to the closure of U.S. Laser.
(3) Includes noncash charges of $1,964,000 and $1,946,000 to reduce the carrying value of the Company's LD inventory to its estimated net realizable value and provide for estimated doubtful accounts receivable, respectively.


--------------------------------------------------------------------------------
Image Entertainment Inc.                                                      29

FISCAL YEAR ENDED MARCH 31, 1999 COMPARED TO FISCAL YEAR ENDED MARCH 31, 1998

     Net sales for fiscal 1999 increased 1.6% to $76,726,000 from $75,516,000 for fiscal 1998. Net sales of DVD programming for fiscal 1999 increased 192% to $45,911,000, or 59.8% of net sales, from $15,700,000, or 20.8% of net sales, for fiscal 1998. Approximately 52% of total DVD net sales for fiscal 1999 were derived from exclusively distributed or licensed programming versus approximately 39% for fiscal 1998. Net sales for fiscal 1999 include 79 days of net sales (since the January 11, 1999 acquisition date) of Ken Crane's. Ken Crane's contributed $701,000 in net sales, after elimination of inter-company sales. Broadening consumer acceptance and increased availability of programming in fiscal 1999 contributed to growth in the Company's DVD sales. During fiscal 1999, the Company distributed a greater number of new release titles on DVD (among which there were a greater number of stronger performing titles) and a greater number of catalogue titles on DVD than in the prior fiscal year. Net sales of LD programming for fiscal 1999 declined 53% to $27,681,000, or 36.1% of net sales, from $59,289,000, or 78.5% of net sales, for fiscal 1998. The DVD format directly competes with the LD format and has adversely affected the LD marketplace. Historically, the largest buyers of LD programming were the major music/video software retail chain stores. The major chain stores have replaced dedicated LD floor space with DVD product. The majority of the Company's LD sales are now to the independent video stores that still promote LD and direct-to-consumer via Internet/mail-order. Other net sales (VHS and CD) for fiscal 1999 increased 495% to $3,134,000, or 4.1% of net sales, from $527,000, or 0.7%
of net sales, for fiscal 1998 primarily due to the exclusive distribution of a greater number of stronger performing VHS titles in fiscal 1999 as compared to fiscal 1998.

     Cost of sales (LD, DVD, CD and VHS) for fiscal 1999 was $58,425,000, or 76.1% of net sales, from $70,256,000, or 93.0% of net sales, for fiscal 1998. The decrease in cost of sales, as a percentage of net sales, for fiscal 1999 was primarily due to the significantly reduced provisions for slow-moving LD inventory of $1,831,000 for fiscal 1999 versus $8,133,000 for fiscal 1998 and estimated losses recorded on LD license and exclusive distribution agreements of $4,246,000 reflected in fiscal 1998. Exclusive of the increased provisions for fiscal 1998 over fiscal 1999, cost of sales for fiscal 1998, as a percentage of net sales, was 79.1%. The improved gross margins for fiscal 1999 reflect the shift in sales mix from LD to DVD programming. Gross margins on exclusive DVD sales are currently higher than on exclusive LD sales, although DVD production costs are much higher than those for LD. Gross margins on nonexclusive DVD sales are comparable to nonexclusive LD sales. DVD replication costs, on a per-title basis, are less than half of LD costs. The Company expects DVD replication costs to decline in the future as the format becomes more widely accepted by consumers and the volume of DVD replication increases. Currently, management does not foresee a continuation of material decreases in the net realizable values of the Company's LD related assets. The Company, however, will continue to evaluate the recoverability of LD-related assets based upon the facts and circumstances at the time of the evaluation and management's reasonable estimate of future events and the Company may at that time be required to record additional charges.

     The Company's cost of sales, as a percentage of net sales, can vary period to period depending upon the sales mix of higher-margin exclusive programming and lower-margin nonexclusive programming. The sales mix of exclusive and nonexclusive programming and the cost of sales within each category will vary with the availability of and the demand for new and catalogue exclusive and nonexclusive programming. The Company's cost of sales for exclusive programming will vary depending upon specific royalty rates or distribution fees paid to program suppliers and will vary for nonexclusive programming depending upon the cost of the programming from the program suppliers.

     Selling expenses for fiscal 1999 increased 10.0% to $5,439,000, or 7.1% of net sales, from $4,943,000, or 6.5% of net sales, for fiscal 1998. Exclusive of the selling expenses and net sales

--------------------------------------------------------------------------------
30                                                      Image Entertainment Inc.

contribution of Ken Crane's and U.S. Laser in fiscal 1999 and 1998, selling expenses for fiscal 1999 increased 14.3% to $5,001,000, or 6.5 % of net sales, from $4,374,000, or 5.8% of net sales, for fiscal 1998. The increase in fiscal 1999 selling expenses, as a percentage of net sales, was primarily due to additional personnel and higher personnel costs in the Company's sales department and increased promotional efforts to grow consumer and retailer awareness of the Company's DVD, VHS and CD programming. For comparative purposes, U.S. Laser incurred selling expenses of $99,000 and $604,000 in fiscal 1999 and 1998, respectively. Ken Crane's incurred selling expenses of $339,000 for the 79 day period in fiscal 1999 only.

     General and administrative expenses for fiscal 1999 increased 24.5% to $6,016,000, or 7.8% of net sales, from $4,832,000, or 6.4% of net sales, for fiscal 1998. Exclusive of the general and administrative expenses and net sales contributions of Ken Crane's and U.S. Laser in fiscal 1999 and 1998 and exclusive of fiscal 1998 recoveries of previously provided for doubtful accounts receivable from certain customers, general and administrative expenses for fiscal 1999 increased 26.2% to $5,662,000, or 7.4% of net sales, from $4,477,000, or 6.1% of net sales, for fiscal 1998. General and administrative costs for fiscal 1999 increased primarily due to higher personnel costs and higher professional fees for legal and investor relations, which were partially offset by a lower provision for doubtful accounts receivable. For comparative purposes, U.S. Laser incurred general and administrative expenses of $128,000 and $823,000 in fiscal 1999 and 1998, respectively. Ken Crane's incurred general and administrative expenses of $226,000 for the 79 day period in fiscal 1999 only.

     Amortization of production costs for fiscal 1999 increased 8.5% to $4,057,000, or 5.3% of net sales, from $3,740,000, or 5.0% of net sales, for fiscal 1998. The increase in fiscal 1999 amortization costs was due to costs associated with the increased production of exclusive DVD titles and corresponding increased overhead in the Company's creative services and production departments. DVD's production process requires the added interim step of authoring and compression, which is more costly than the mastering of LD titles. In December 1998, as part of its periodic review of the recoverability of capitalized production costs, management changed its estimate of the projected revenue stream from distribution of exclusive DVD titles. This change in estimate was recorded in the December 1998 quarter and prospectively. Had this change in estimate not been made, amortization of production costs for fiscal 1999 would have been higher by approximately $217,000. Additionally, amortization of production costs will vary based upon the mix, timing and number of exclusive DVD and LD titles placed into production. The Company is producing fewer exclusive LD titles as it increases its exclusive DVD production. The Company is planning to purchase authoring and compression equipment to bring this aspect of DVD production in-house and lower per-title DVD production costs.

     Amortization of goodwill for fiscal 1999 was $111,000, or 0.1% of net sales, and represents goodwill amortization from the acquisition of Ken Crane's. Fiscal 1998 amortization of U.S. Laser goodwill was minimal.

     Interest expense for fiscal 1999 increased 45.9% to $966,000, or 1.3% of net sales, from $662,000, or 0.9% of net sales, for fiscal 1998. The increase is attributable primarily to higher weighted average debt levels during fiscal 1999 than during fiscal 1998.

     Interest income for fiscal 1999 decreased 28.8% to 84,000, or 0.1% of net sales, from $118,000, or 0.2% of net sales, for fiscal 1998. The Company had less interest bearing investments during fiscal 1999 than during to fiscal 1998.

--------------------------------------------------------------------------------
Image Entertainment Inc.                                                      31

     Income tax expense for fiscal 1999 was $90,000, reflecting an effective combined Federal and state income tax rate of 5%. The effective income tax rate was lower than the statutory rate due to a reduction in the valuation allowance recorded against deferred tax assets. The Company recorded a net income tax benefit of $52,000 in fiscal 1998, representing a carry back to fiscal 1997 of a portion of the net operating loss generated in fiscal 1998.

     For fiscal 1999, the Company recorded net income of $1,706,000, or $.12 per basic and diluted share, compared to a net loss of $9,581,000, or $.71 per basic and diluted share, for fiscal 1998.

FISCAL YEAR ENDED MARCH 31, 1998 COMPARED TO FISCAL YEAR ENDED MARCH 31, 1997

     Net sales for the year ended March 31, 1998 declined 11.8% to $75,516,000 from $85,650,000 for the year ended March 31, 1997. Net sales of LD programming for fiscal 1998 declined 30.2% to $59,289,000 from $84,908,000 for fiscal 1997.
Net sales of DVD programming, however, increased to $15,700,000 for fiscal 1998 from $742,000 for fiscal 1997. Approximately $6,156,000, or 39%, of total fiscal 1998 DVD sales were derived from exclusively distributed or licensed product. The decline in fiscal 1998 net sales was due to the decline in LD sales, offset in part by net sales from the Company's distribution of exclusive and nonexclusive DVD programming.

     Cost of sales (DVDs and LDs) for the year ended March 31, 1998 increased to $70,256,000, or 93.0% of net sales, from $68,427,000, or 79.9% of net sales, for fiscal 1997. The increase in cost of sales, as a percentage of net sales, for the March 1998 fiscal year over that of the March 1997 fiscal year was primarily due to the significantly increased provisions for slow-moving LD inventory of $8,133,000 for fiscal 1998 as compared to $1,964,000 for fiscal 1997 and estimated losses on LD license and exclusive distribution agreements of $4,246,000 during fiscal 1998 as compared to none in fiscal 1997.

     Since DVD's March 1997 launch, management has been making an on-going quarterly assessment of the impact of DVD's growth on the LD market and the recoverability of the Company's LD-related assets. The marketing efforts accompanying DVD's introduction caused considerable confusion at the retail and consumer level as there was much speculation regarding consumer acceptance of and studio support for the new format, the potential breadth of available DVD titles and the audio and video quality afforded by DVD. Although this confusion and speculation had a "chilling effect" on the LD market and lead to an approximate 70% decline in calendar 1997 LD player sales from calendar 1996, not all of the major studios immediately embraced the new format, preferring to wait and see how the DVD market developed. Similarly, wide-spread consumer acceptance of the new format did not materialize and, although the chain stores were more cautious in their LD purchasing, they continued to support the LD format. The Company experienced a 23% decline in LD sales for its June 1997 quarter, as compared to the comparable prior-year period, and a 25% decline for its September 1997 quarter, as compared to the comparable prior-year period; however, the decline for its December 1997 quarter, as compared to the comparable prior-year period, was only 15%. Nonetheless, in response to weakening LD sales the Company recorded write-downs of its LD inventory for each of its June, September and December 1997 quarters totaling $1,870,000 to reduce its carrying value to management's estimate of its net realizable value.

     In the March 1998 quarter, however, several significant events occurred which indicated to management that DVD's adverse impact on the Company's LD business had dramatically accelerated, leading the Company to record substantially larger write-downs of its LD-related assets than in prior quarters. First, the Company experienced a 56% decline in LD sales in that quarter, as compared to the comparable prior-year period. Additionally, certain chain stores instituted across-the-board price reductions of their LD inventory (with the exception of new releases) and held well-promoted clearance sales. Further, the chain

--------------------------------------------------------------------------------
32                                                      Image Entertainment Inc.

stores informed the Company that they intended to significantly reduce future LD purchases in favor of DVD and permanently replace LD floor space with DVD. Finally, by the end of the fourth quarter, Twentieth Century Fox announced that it would be releasing programming in the DIVX pay-per-play DVD format and it was rumored that participation by Paramount, the last studio "holdout," was imminent (Paramount announced its participation in May 1998). (The DIVX format was discontinued in June 1999 due to lack of studio and retail support). Meanwhile, the studios already participating in the DVD format were actively increasing their output of new releases and catalogue titles. Given the studios' unanimous support of the DVD format, management believed that the number of available DVD titles (both new releases and catalogue titles) would grow more quickly than previously expected and the number of LD only versions of titles would shrink, further negatively impacting LD sales. Additionally, mass-merchants and discounters (Wal-Mart, Target Stores, Sears and Borders Books and Music) announced plans to increase their DVD inventories, which would further grow the DVD market. In management's estimation, the occurrence of these events had significantly accelerated DVD's negative impact on LD and the Company's recoverability of LD inventory and unrecouped royalty and distribution fee advances.

     Accordingly, the Company recorded pre-tax noncash charges during the fourth quarter ended March 31, 1998 of $6,263,000 to reduce the carrying value of its LD inventory to its estimated net realizable value and $4,246,000 to provide for estimated losses on long-term LD license and exclusive distribution agreements. During the fiscal year ended March 31, 1998, the Company recorded provisions for slow-moving LD inventory and for estimated losses on long-term LD license and exclusive distribution agreements totaling approximately $8,133,000 and $4,246,000, respectively. Management believes that its LD related assets (inventory and royalty and distribution fee advances) at March 31, 1998 were stated at their estimated net realizable values.

     Selling expenses for fiscal 1998 increased 4.0% to $4,943,000, or 6.5% of net sales, from $4,752,000, or 5.5% of net sales, for fiscal 1997. Fiscal 1998's increase, as a percentage of net sales, was primarily due to higher personnel and distribution costs associated with DVD and DTS distribution and higher freight costs due to increased freight rates over the prior year.

     General and administrative expenses for fiscal 1998 decreased 31.9% to $4,832,000, or 6.4% of net sales, from $7,097,000, or 8.3% of net sales, for fiscal 1997. Fiscal 1997 figures include a $1,946,000 provision for estimated doubtful accounts receivable related to the then-distressed condition of the retail entertainment software market. Exclusive of the fiscal 1997 charge, general and administrative expenses for fiscal 1998 decreased 6.2% to $4,832,000, or 6.4% of net sales, from $5,151,000, or 6.0% of net sales, for fiscal 1997. The fiscal 1998 decrease in absolute dollars was primarily due to net recoveries of previously provided for doubtful accounts receivable from certain customers totaling $331,000 and lower overhead for U.S. Laser resulting from the consolidation of certain administrative support, offset in part by severance payments to former principals of U.S. Laser totaling $150,000 and higher professional fees for fiscal 1998 versus fiscal 1997. The employment of U.S. Laser's former principals ended in December 1997 as part of the Company's consolidation of a majority of U.S. Laser's distribution activities.

     Amortization of production costs for fiscal 1998 increased 20.2% to $3,740,000, or 5.0% of net sales, from $3,112,000, or 3.6% of net sales, for fiscal 1997. The increase was primarily attributable to costs associated with the increased production of exclusive DVD titles and corresponding increased overhead in the Company's creative services and production departments. Certain costs of DVD production are higher than that of LD due to the complexity and intricacy of the required processes for DVD. Amortization of production costs varies based upon the mix, timing and number of exclusive DVD and LD titles placed into production.


--------------------------------------------------------------------------------
Image Entertainment Inc.                                                      33

     Interest expense for fiscal 1998 increased 59.5% to $662,000, or 0.9% of net sales, from $415,000, or 0.5% of net sales, for fiscal 1997. The increase was attributable to higher average debt levels during fiscal 1998.

     Interest income for fiscal 1998 decreased 48.9% to $118,000, or 0.2% of net sales, from $231,000, or 0.3% of net sales, for fiscal 1997. The Company had less cash invested during fiscal 1998 than 1997. Further, interest income for fiscal 1997 included interest income on notes receivable from LEI Partners L.P., which defaulted on the notes in November 1996.

     Other expense for fiscal 1997 consisted of a nonrecurring charge of $662,000, composed primarily of professional fees, relating to the terminated acquisition of Essex Entertainment, Inc., a privately-held independent music company headquartered in New Jersey.

     The extraordinary charge of $127,000, net of taxes of $56,000, for fiscal 1997 was associated with an early retirement of debt. In December 1996, the Company refinanced its $15 million revolving credit facility with Foothill Capital Corporation with a facility from Union Bank of California, N.A. The charge related to a prepayment penalty paid and amortization of deferred financing costs accelerated as a result of the early retirement ($40,000 represents noncash charges).

     The Company recorded a net income tax benefit of $52,000 in fiscal 1998, representing a carry back to fiscal 1997 of a portion of the net operating loss generated in fiscal 1998. The effective income tax rate of 30.8% for fiscal 1997 was lower than the statutory rate due to utilization of net operating loss carryforwards for Federal income tax purposes.

     For fiscal 1998, the Company recorded a net loss of $9,581,000, or $.71 per basic and diluted share, as compared to net income of $845,000, or $.06 per basic and diluted share for fiscal 1997.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 is effective for transactions entered into after June 1, 2000. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and the type of hedge transaction. The ineffective portion of all hedges will be recognized in earnings. The Company believes that adoption of SFAS No. 133 will not have a material effect on the Company's consolidated results of operations or financial position.

     In March 1998, the AICPA's Accounting Standards Executive Committee ("AcSEC") issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed for Internal Use." SOP 98-1 provides guidance on the capitalization of software for internal use. SOP 98-1 is effective for financial statements for periods beginning after December 15, 1998. The Company will adopt SOP 98-1 in the annual financial statements of the fiscal year ending March 31, 2000. Management believes adoption of SOP 98-1 will not have a material impact on the Company's financial position or results of operations. Costs incurred related to the warehouse management system software for the Nevada facility have been recorded consistent with the provisions of SOP 98-1.

     AcSEC issued SOP 98-5, "Reporting on the Cost of Start-Up Activities" in April 1998. SOP 98-5 requires that all costs of start-up activities, including organization costs, be expensed as incurred. SOP 98-5

--------------------------------------------------------------------------------
34                                                      Image Entertainment Inc.

is effective for financial statements for periods beginning after December 15, 1998. The Company will adopt SOP 98-5 in the annual financial statements for the fiscal year ended March 31, 2000. Management believes adoption of SOP 98-5 will not have a material impact on the Company's financial position or results of operations.

IMPACT OF YEAR 2000

     The Company is aware of the complexity and the significance of the Year 2000 issue. The Company utilizes information systems throughout its business to effectively carry out its day-to-day operations. The Company has established a Year 2000 compliance methodology which comprises five phases: discovery, planning, resolution, testing and implementation. The scope of the Company's compliance program includes information technology systems (computer hardware and software), non-information technology systems (facilities, telecommunication systems, distribution center machinery, security systems and video and sound processing equipment which may include embedded technology) and the Year 2000 readiness of significant third-party suppliers (product manufacturers and suppliers and major service providers such as financial institutions, freight carriers, securities agents and other service providers) and customers.

     State of Readiness.  The Company has completed the discovery and planning
     ------------------
phases for both its information technology systems and non-information technology systems. Approximately 25% of the systems addressed were found to require some level of remediation or replacement. The Company is currently in the resolution phase with respect to such systems, for which all affected hardware, software and equipment is being repaired, upgraded or replaced. The Company expects to complete the resolution phase for all systems (information technology and non-information technology) by July 31, 1999. The Company expects to have completed the testing and implementation phases by September 30, 1999. Through March 31, 1999, the Company estimates that its resolution and testing phases are approximately 70% complete.

     Additionally, the Company is conducting a comprehensive Year 2000 supplier/customer readiness assessment with all of its significant third-party suppliers and customers. This assessment consists of distributing a questionnaire to significant third-party suppliers (including those which manufacture/supply approximately 75% of the exclusive optical discs and packaging and finished nonexclusive optical disc programming purchased by the Company) and significant third-party customers (including the Company's largest retail customers). Through March 31, 1999, approximately 50% of the Company's customers and suppliers have responded to the questionnaires, and these responses are being analyzed to determine their progress in addressing the Year 2000 problem; however, the Company's suppliers and customers are under no contractual obligation to provide such information about their Year 2000 compliance. The Company expects to complete its investigation of the state of Year 2000 readiness of significant third party suppliers and customers by September 30, 1999.

     Costs.  Through March 31, 1999, the Company has spent approximately $25,000
     -----
on the discovery, planning and resolution phases for both information technology and non-information technology systems. The Company expects the remainder of the Year 2000 remediation process to cost approximately $75,000. The Company believes it has sufficient cash, cash flow and borrowing availability to fund this project. All costs are being expensed as incurred.

     Risks and Contingencies.
     -----------------------

          Information and Non-Information Technology Systems. In the event the Company does not complete all phases of its Year 2000 compliance program by December 1, 1999, the Company's most reasonably likely worst case scenario would be that it would temporarily have to manually process and/or


--------------------------------------------------------------------------------
Image Entertainment Inc.                                                      35
outsource portions of its customer service, order processing and/or distribution functions. The Company's contingency plans in this area will be finalized after the testing phase of the systems is completed (currently scheduled by September 30, 1999) and will include the manual processes and potential outsourcing of certain functions required to perform critical business functions that could be affected by Year 2000 issues. See Item 1. "-- Risk Factors -- If We Are Unable to Repair, Upgrade or Replace Our Technology Systems Prior to December 1, 1999 or We Experience Technology System Interruptions Due to Year 2000 Non-Compliance, Our Business May Be Adversely Affected."

          Significant Suppliers and Customers. The Company has no means of ensuring that its significant suppliers and customers will be Year 2000 compliant. Should the Company not receive assurance from their significant suppliers of their expected Year 2000 compliance by September 30, 1999, the Company will begin its contingency planning to identify and utilize alternative sources for its programming and other supplier provided services, where practical. The Company believes there are alternative sources for the manufacturing of its exclusive optical discs and for purchasing its finished nonexclusive catalogue optical disc programming; however, in the case of finished new release nonexclusive optical disc programming, purchases are from sole source suppliers and it may not be possible to alternatively source such product. With respect to its significant customers, the Company believes that retailer demand for optical disc programming is ultimately driven by the end-consumer. Should the Company not receive assurance from their significant customers of their expected Year 2000 compliance by September 30, 1999, the Company will begin its contingency planning to identify those retailers that expect to be Year 2000 compliant and focus Year 2000 sales efforts toward such retailers. See Item 1. "-- Risk Factors -- Any Year 2000 Disruptions Suffered by Our Significant Suppliers and Customers Could Adversely Affect Our Business."

          Impact of Year 2000 C Ken Crane's. Ken Crane's, acquired by the Company in January 1999, utilizes its own custom computer software to perform order entry, invoicing and cash and inventory management functions. Ken Crane's also utilizes custom computer software to support its Internet web site at www.kencranes.com. Because the software uses 2-digit date fields, it is not Year 2000 compliant. The Company intends to upgrade the existing computer software beginning July 1, 1999 so the software will correctly process dates in the Year 2000. The Company estimates that this upgrade will take two to four weeks of programming time (by the third-party programmer who designed the software) at a total cost of approximately $20,000. See Item 1. "-- Risk Factors -- If the www.kencranes.com Web Site Experiences System Interruptions Due to Year 2000 Non-Compliance, Our Internet Sales May Be Adversely Affected."

INFLATION

     Management believes that inflation is not a material factor in the operation of the Company's business at this time.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital requirements vary primarily with the level of its licensing, production and distribution activities. The principal recurring uses of working capital in operations are for program licensing costs (i.e., royalty payments, including advances, to program suppliers), distribution fee advances, manufacturing and production costs, costs of acquiring finished product for wholesale distribution and selling, general and administrative expenses. Working capital has historically been provided by cash flows from operations, private and public sales of common stock, notes representing short- and long-term debt and bank borrowings. For the fiscal year ended March 31, 1999, operating activities used cash and cash equivalents of $2,651,000, investing activities used cash and cash equivalents of $8,246,000 and

--------------------------------------------------------------------------------
36                                                      Image Entertainment Inc.

financing activities provided cash and cash equivalents of $11,434,000, resulting in a net increase in cash and cash equivalents of $537,000.

     Sources and Uses of Working Capital, Fiscal 1999 and 1998.  For fiscal
     ---------------------------------------------------------
1999, the Company's net cash used in operating activities was $2,651,000, as compared to net cash provided by operating activities of $516,000 for fiscal 1998. The significant increase in net cash used in operating activities for fiscal 1999 as compared to fiscal 1998 resulted primarily from substantial increases in accounts receivables, DVD inventory purchases and DVD production cost expenditures, which were offset, in part, by an increase in accounts payable (primarily for DVD product purchases). The Company attempts to maintain what it estimates to be adequate levels of DVD inventory on a title specific basis from all product suppliers so that it can service the needs of its broad base of retail consumers as a "one-stop" source for all DVD product. The Company's accounts receivables at March 31, 1999 increased considerably from those at March 31, 1998, resulting from fiscal 1999's increased fourth quarter net sales compared to fiscal 1998's fourth quarter net sales.

     For fiscal 1999, the Company's net cash used in investing activities increased to $8,246,000 from $384,000 for fiscal 1998. The significant increase in net cash used in investing activities for fiscal 1999 as compared to fiscal 1998 was due to the January 11, 1999 acquisition of Ken Crane's. See Item 1. "-- Subsidiary Activities -- Image Newco Acquisition of Ken Crane's." Additionally, fiscal 1999 capital expenditures were significantly higher than fiscal 1998, primarily related to the Las Vegas, Nevada warehouse and distribution facility costs not financed through the Company's construction credit and distribution equipment lease facilities. See "Financing Activities" below.

     For fiscal 1999, the Company's net cash provided by financing activities was $11,434,000 compared to net cash used in financing activities of $207,000 in fiscal 1998. The significant increase in net cash provided by financing activities for fiscal 1999 as compared to fiscal 1998 resulted primarily from the Company's fiscal 1999 sale of 2.4 million shares of newly-issued common stock to certain investors. See "Registered Common Stock Sale" above. Additionally, the Company received substantially higher proceeds from the exercise of stock options during fiscal 1999 as compared to fiscal 1998. Proceeds from the stock sale were used to fund the aforementioned acquisition of Ken Crane's as well as pay-down outstanding borrowings under the Company's revolving line of credit with Foothill Capital Corporation.

     The aforementioned changes for fiscal 1999 cash flow versus fiscal 1998 resulted in net cash and cash equivalents increasing 53% to $1,552,000 at March 31, 1999 from $1,015,000 at March 31, 1998.

     Management believes that its internal and external sources of funding are adequate to meet anticipated needs for the next 12 months. Should the Company be presented with exclusive DVD distribution opportunities which require significant advance royalty or distribution fee payments, the Company may seek additional debt and/or equity financing.

     In the June 30, 1998 and September 30, 1998 quarters of fiscal 1999, the Company experienced losses which caused noncompliance with certain financial covenants under certain of its debt agreements such as minimum tangible net worth, maximum total debt to tangible net worth ratio and minimum average quarterly profitability covenants. As a result, the Company had requested and received waivers for its noncompliance from its lenders. On December 28, 1998, the Company refinanced its Union Bank of California revolving credit facility with a revolving credit facility from Foothill Capital Corporation. The revolving credit facility with Foothill Capital Corporation has less restrictive financial covenants than the Union Bank of California facility. Should the Company not be in compliance with future covenants, there is no assurance that the Company's lenders will provide waivers for noncompliance. Without a waiver of

--------------------------------------------------------------------------------
Image Entertainment Inc.                                                      37
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

     Financing Activities.
     --------------------

          Revolving Credit and Term Loan Facility. On December 28, 1998, the Company entered into a Loan and Security Agreement with Foothill Capital Corporation ("Foothill"). The Foothill Agreement provides for revolving advances and the issuance of and guaranty of standby letters of credit under a $12 million revolving credit facility and a series of term loans under a $500,000 capital expenditure term loan facility. The term of the Foothill Agreement is three years, renewable automatically thereafter for successive one-year periods. At March 31, 1999, the Company had a total of $1,874,000 outstanding under the revolving credit and term loan facilities and had borrowing availability of $8,643,000 and $500,000, respectively, net of amounts utilized for outstanding letters of credit. At March 31, 1999, the Company also had $1.5 million of outstanding standby letters of credit issued or guaranteed by Foothill which were subsequently amended to expire on various dates from November 15, 1999 to June 15, 2000. These letters of credit secure balances due to program suppliers.

     Concurrent with funding of the Foothill Agreement, the Company terminated its $10 million loan agreement with Union Bank of California, N.A. and repaid all outstanding borrowings under that agreement. Borrowings under that agreement at March 31, 1998 were $2,315,000.

          Construction Credit Facility. On September 30, 1998, the Company converted an existing construction loan with Bank of America National Trust and Savings Association in Nevada to a revolving line of credit (the "Revolving Line"). Under the Revolving Line, the Company may repay and reborrow principal amounts provided the outstanding borrowings do not exceed the maximum available commitment of $3,434,000, which is reduced quarterly beginning December 31, 1998 by $43,000. The Revolving Line expires January 31, 2008. The Company has the option under the Revolving Line to borrow at the bank's prime rate plus 1.25% or for fixed periods at LIBOR plus either 2.25% or 2.65% depending on the level of the Company's debt service coverage ratio, as defined. At March 31, 1999, $3,348,000 in borrowings were outstanding under the Revolving Line, of which $48,000 were borrowed at prime rate plus 1.25% option (9% at March 31, 1999) and $3,300,000 were borrowed at LIBOR plus 2.65% (7.65% at March 31, 1999).

          Convertible Subordinated Note Payable. The Company entered into a Credit Agreement with Image Investors Co. ("IIC"), a principal stockholder of the Company owned and controlled by John W. Kluge and Stuart Subotnick, dated as of September 29, 1997, pursuant to which the Company borrowed $5 million from IIC, with interest payable quarterly at 8% per annum, and principal due in five years. The loan is unsecured and subordinated to any obligations to Foothill and is convertible into the Company's common stock at any time during the term at a conversion price of $3.625 per share, the closing price of the Company's common stock on September 29, 1997.

          Note Payable to Bank. In July 1997, the Company borrowed $1,350,000 under a Business Loan Agreement (the "Business Loan Agreement") with Pioneer Citizens Bank in Nevada. The Business Loan Agreement, as amended, bears interest at prime plus 1.75% (9.5% at March 31, 1999), matures on August 1, 1999 and is secured by a deed of trust on the approximately 8.8 acres of land adjacent to the

--------------------------------------------------------------------------------
38                                                      Image Entertainment Inc.

Company's 8.4 acre warehouse and distribution facility site in Las Vegas, Nevada. In May 1999, the Company repaid $135,000 (10%) of the outstanding principal balance.

          Distribution Equipment Lease Facility. The Company's March 1997 Lease Intended as Security Agreement (the "Lease") with BankAmerica Leasing and Capital Corporation provided for advances to purchase distribution machinery and equipment utilized in the Company's Nevada warehouse and distribution facility through the delivery, installation and acceptance date of the equipment (the "Advance Rent Period"). The Advance Rent Period ended March 31, 1999. Interest during the Advance Rent Period was at the three-month LIBOR plus 2.5% (7.5% at March 31, 1999). There were $1,775,000 in borrowings outstanding under the Lease at March 31, 1999. The "Base Rent Period" began on the machinery and equipment acceptance date (April 1, 1999). During the Base Rent Period, the outstanding borrowings will be amortized, over 18 consecutive quarterly installments, to a $1 purchase option, with the first such installment due July 1, 1999. The variable implicit interest for each leased unit is the three-month LIBOR plus 2.719% (7.719% at March 31, 1999).

     Summary.  Management believes the Company's long-term operating cash flow
     -------
and liquidity will depend upon the success and extent of the Company's licensing and distribution of DVD software and, to a lesser extent, the viability of the LD marketplace and the Company's ability to reach the installed LD household base through alternative distribution channels. Future operating cash flow may also be positively affected by the success and extent of the Company's exclusive distribution of complimentary entertainment programming in other video/audio formats.

ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk.
          ----------------------------------------------------------

     The Company does not use derivative financial instruments in its operations or investments and does not have operations subject to fluctuations in foreign currency exchange rates. At March 31, 1999, approximately 63% of the Company's obligations to its lenders were subject to future potential fluctuations in interest rates (both in the prime rate as well as in the LIBOR). To date, risks associated with interest rate movements have not been significant and are not expected to be so in the near future. Changes in interest rates which dramatically increase the interest rate on the Company's debt facilities would make it more costly to borrow proceeds under those facilities and may impede the Company's growth strategies if management determines that the costs associated with borrowing funds are too high to implement these strategies.









--------------------------------------------------------------------------------
Image Entertainment Inc.                                                      39

ITEM 8.        Financial Statements and Supplementary Data.
               -------------------------------------------

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS                                                 Page
Independent Auditors' Report..............................................................   41

Consolidated Balance Sheets at March 31, 1999 and 1998....................................   42

Consolidated Statements of Operations for the years ended March 31, 1999, 1998 and 1997...   44

Consolidated Statements of Shareholders' Equity for the years ended March 31, 1999,
     1998 and 1997........................................................................   45

Consolidated Statements of Cash Flows for the years ended March 31, 1999, 1998 and 1997...   46

Notes to Consolidated Financial Statements................................................   49

Schedule II - Valuation and Qualifying Accounts for the years ended March 31, 1999,
     1998 and 1997........................................................................   68

--------------------------------------------------------------------------------
40                                                     Image Entertainment, Inc.

                         INDEPENDENT AUDITORS' REPORT
                         ----------------------------



The Board of Directors and Shareholders
Image Entertainment, Inc.:


We have audited the accompanying consolidated financial statements of Image Entertainment, Inc. and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the accompanying financial statement schedule, as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Image Entertainment, Inc. and subsidiaries as of March 31, 1999 and 1998 and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                              /s/ KPMG LLP


Los Angeles, California
May 21, 1999

--------------------------------------------------------------------------------
Image Entertainment, Inc.                                                     41

                          CONSOLIDATED BALANCE SHEETS

                            March 31, 1999 and 1998

================================================================================

                                     ASSETS

(In thousands)                                                  1999      1998
                                                              --------  --------
Cash and cash equivalents                                      $ 1,552   $ 1,015

Accounts receivable, net of allowances of
 $3,475 - 1999; $4,604 - 1998                                   11,954     6,978

Inventories (Note 6)                                            16,691    11,205

Royalty and distribution fee advances                            3,173     4,566

Prepaid expenses and other assets                                  807     1,094

Property, equipment and improvements, net (Notes 7 and 9)       14,494     8,923

Goodwill (Note 3)                                                7,774        --
                                                               -------   -------

                                                               $56,445   $33,781
                                                               =======   =======

         See accompanying notes to consolidated financial statements.

--------------------------------------------------------------------------------
42                                                     Image Entertainment, Inc.

                          CONSOLIDATED BALANCE SHEETS

                            March 31, 1999 and 1998

================================================================================

                     LIABILITIES AND SHAREHOLDERS' EQUITY

(In thousands, except share data)                           1999        1998
                                                          ---------   --------
LIABILITIES:

Accounts payable and accrued liabilities                   $ 16,101    $ 12,303

Accrued royalties and distribution fees                       2,665       2,003

Revolving credit facility (Note 8)                            1,874       2,315

Construction credit facility (Note 8)                         3,348       1,619

Distribution equipment lease facility (Note 9)                1,775         526

Convertible subordinated note payable (Note 8)                5,000       5,000

Note payable (Note 8)                                         1,350       1,350
                                                           --------    --------

Total liabilities                                            32,113      25,116
                                                           --------    --------

Commitments and Contingencies (Notes 3, 8 and 13)

SHAREHOLDERS' EQUITY:

Preferred stock, $1 par value, 3,366,000 shares authorized;
  none issued and outstanding                                    --          --

Common stock, no par value, 25 million shares authorized;
  16,417,000 and 13,493,000 issued and outstanding
  in 1999 and 1998, respectively (Notes 2, 3 and 10)         31,725      17,764

Additional paid-in capital                                    3,064       3,064

Accumulated deficit                                         (10,457)    (12,163)
                                                           --------    --------

Net shareholders' equity                                     24,332       8,665
                                                           --------    --------

                                                           $ 56,445    $ 33,781
                                                           ========    ========

         See accompanying notes to consolidated financial statements.

--------------------------------------------------------------------------------
Image Entertainment, Inc.                                                     43

                     CONSOLIDATED STATEMENTS OF OPERATIONS

               For the Years Ended March 31, 1999, 1998 and 1997


================================================================================

(In thousands, except per share data)              1999       1998       1997
                                                 --------   --------   --------
NET SALES                                        $76,726    $75,516    $85,650

OPERATING COSTS AND EXPENSES:
     Cost of sales (Note 12)                      58,425     70,256     68,427
     Selling expenses                              5,439      4,943      4,752
     General and administrative expenses           6,016      4,832      7,097
     Costs of facility closure                        --        825         --
     Amortization of production costs              4,057      3,740      3,112
     Amortization of goodwill                        111          9         11
                                                 -------    -------    -------
                                                  74,048     84,605     83,399
                                                 -------    -------    -------
OPERATING INCOME (LOSS)                            2,678     (9,089)     2,251

OTHER EXPENSES (INCOME):
     Interest expense                                966        662        415
     Interest income                                 (84)      (118)      (231)
     Other                                            --         --        662
                                                 -------    -------    -------
                                                     882        544        846
                                                 -------    -------    -------
INCOME (LOSS) BEFORE INCOME TAXES
AND EXTRAORDINARY ITEM                             1,796     (9,633)     1,405

INCOME TAX EXPENSE (BENEFIT) (Note 11)                90        (52)       433
                                                 -------    -------    -------

INCOME (LOSS) BEFORE
EXTRAORDINARY ITEM                                 1,706     (9,581)       972

EXTRAORDINARY ITEM - COSTS ASSOCIATED
     WITH EARLY RETIREMENT OF DEBT,
     NET OF TAXES                                     --         --        127
                                                 -------    -------    -------

NET INCOME (LOSS)                                $ 1,706   $ (9,581)   $   845
                                                 =======   ========    =======

NET INCOME (LOSS) PER SHARE (Note 5):
     Income (loss) before extraordinary item --
        Basic and diluted                        $   .12   $   (.71)   $   .07
     Extraordinary item                               --         --       (.01)
     Net income (loss)-- Basic and diluted       $   .12   $   (.71)   $   .06
                                                 =======   ========    =======
     Weighted average shares outstanding
        Basic                                     14,185   $ 13,471     13,504
        Diluted                                   14,309   $ 13,471     13,836
                                                 =======   ========    =======

         See accompanying notes to consolidated financial statements.

--------------------------------------------------------------------------------
44                                                     Image Entertainment, Inc.

      CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Notes 2, 3 and 10)

               For the Years Ended March 31, 1999, 1998 and 1997


=========================================================================================================

                                             Common Stock                     Additional
                                           -----------------      Stock         Paid-In       Accumulated
                                           Shares     Amount     Warrants       Capital         Deficit
(In thousands)                             ------     ------   ------------    --------       -----------

BALANCES, March 31, 1996                    13,556    $21,122    $   (233)       $3,064       $    (3,427)
  Exercise of options                          544         49          --            --                --
  Stock repurchased                           (757)    (3,529)         --            --                --
  Amortization of stock warrants                --         --         160            --                --
  Net income                                    --         --          --            --               845
                                           -------    -------    --------       -------       -----------

BALANCES, March 31, 1997                    13,343     17,642         (73)        3,064            (2,582)
  Exercise of options                          150        122          --            --                --
  Amortization of stock warrants                --         --          73            --                --
  Net loss                                      --         --          --            --            (9,581)
                                            ------    -------    --------       -------       -----------

BALANCES, March 31, 1998                    13,493     17,764          --         3,064           (12,163)
  Exercise of options                          266      1,404          --            --                --
  Issuance of common stock                   2,658     12,557          --            --                --
  Net income                                    --         --          --            --             1,706
                                            ------    -------    --------       -------       -----------

BALANCES, March 31, 1999                    16,417    $31,725    $     --       $ 3,064       $   (10,457)
                                            ======    =======    ========       =======       ===========

         See accompanying notes to consolidated financial statements.

--------------------------------------------------------------------------------
Image Entertainment, Inc.                                                     45

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

               For the Years Ended March 31, 1999, 1998 and 1997

================================================================================


(In thousands)                                                1999       1998       1997
                                                            -------    -------    -------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)                                           $ 1,706    $(9,581)   $   845
Adjustments to reconcile net income (loss)
   to net cash provided by (used in) operating
    activities:
       Amortization of production costs                       4,057      3,740      3,112
       Amortization of goodwill                                 111          9         11
       Depreciation and other amortization                      725        990        846
       Amortization of stock warrants                            --         73        160
       Amortization of restricted stock units                    89         --         --
       Provision for estimated doubtful accounts
         receivable, net of recoveries                          144       (331)     1,946
       Provision for slow-moving inventories                  1,831      8,133      1,964
       Provision for estimated losses on LD license
         and exclusive distribution agreements                   --      4,246         --
       Loss on disposition of assets                             --        460         34
Changes in assets and liabilities
  associated with operating activities, net of
  acquired business:
       Accounts receivable                                   (5,121)     4,112        628
       Inventories                                           (4,867)    (1,314)    (4,207)
       Royalty and distribution fee advances, net             1,393       (359)    (5,284)
       Production cost expenditures                          (5,734)    (4,121)    (3,369)
       Prepaid expenses and other assets                        306       (444)       220
       Accounts payable, accrued royalties
         and liabilities                                      2,709     (5,097)       523
                                                            -------    -------    -------

         Net cash provided by (used in)
         operating activities                                (2,651)       516     (2,571)
                                                            -------    -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures                                         (2,928)      (384)    (6,234)
Payments for business acquired                               (5,318)        --         --
                                                            -------    -------    -------
  Net cash used in investing activities                      (8,246)      (384)    (6,234)
                                                            -------    -------    -------



          See accompanying notes to consolidated financial statements.

--------------------------------------------------------------------------------
46                                                     Image Entertainment, Inc.

               For the Years Ended March 31, 1999, 1998 and 1997

================================================================================


(In thousands)                                        1999        1998        1997
                                                    --------    --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:

Advances under revolving credit facility            $ 33,572    $ 35,330    $ 56,127
Proceeds from issuance of convertible
  subordinated note payable                               --       5,000          --
Proceeds from issuance of note payable                    --       1,350          --
Repayment of advances under revolving
  credit facility                                    (34,013)    (41,724)    (47,418)
Repayment of advances under construction
  credit facility                                        (86)         --          --
Repayment of note payable                                 --        (285)         --
Repurchase of warrant and common stock                    --          --      (3,529)
Net proceeds from issuance of common stock            10,557          --          --
Net proceeds from exercise of stock options            1,404         122          49
                                                    --------    --------    --------

      Net cash provided by (used in)
       financing activities                           11,434        (207)      5,229
                                                    --------    --------    --------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                   537         (75)     (3,576)

Cash and cash equivalents at beginning of year         1,015       1,090       4,666
                                                    --------    --------    --------

Cash and cash equivalents at end of year            $  1,552    $  1,015    $  1,090
                                                    ========    ========    ========

SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION:

Cash paid during the year for:
  Interest                                          $  1,049    $    656    $    417
  Income taxes                                      $     --    $     90    $    668
                                                    ========    ========    ========


          See accompanying notes to consolidated financial statements.

--------------------------------------------------------------------------------
Image Entertainment, Inc.                                                     47

               For the Years Ended March 31, 1999, 1998 and 1997

===============================================================================

SUPPLEMENTAL DISCLOSURES OF NONCASH OPERATING, INVESTING AND FINANCING
ACTIVITIES:

In January 1999, the Company, through Image Newco, Inc., its wholly-owned subsidiary, acquired certain assets and assumed certain liabilities of the Internet/direct-to-consumer DVD and LD software business of Ken Crane's Magnavox City, Inc. for $5,000,000 in cash (of which $500,000 is contingent and held in escrow) and 258,370 shares of the Company's common stock valued at $2,000,000 ($7.74 per share). See "Note 3. Acquisition."


     (In thousands)
     Fair value of assets acquired                                                         $  1,096
     Excess of purchase price over fair value of net assets acquired recorded as goodwill     7,885
     Cash paid for net assets acquired (including escrowed amount)                           (5,000)
     Stock issued for net assets acquired                                                    (2,000)
     Expenses incurred in connection with the  acquisition                                     (318)
                                                                                              -----
     Liabilities assumed                                                                   $  1,663
                                                                                              =====

During fiscal 1999 and 1998, the Company borrowed $3,064,000 and $2,145,000, respectively, to fund costs relating to the construction of the Las Vegas, Nevada warehouse and distribution facility.

During fiscal 1997, the Company purchased real property in Las Vegas, Nevada for approximately $4,365,000, which included notes payable for approximately $1,235,000.

          See accompanying notes to consolidated financial statements.

--------------------------------------------------------------------------------
48                                                     Image Entertainment, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

Note 1.  Description of Business and Summary of Significant Accounting Policies.

Description of Business and Organization.  Image Entertainment, Inc. (the
----------------------------------------
"Company") was reincorporated in California in November 1989. The Company's primary business is the distribution of programming on optical disc (laserdisc ("LD") and digital video disc ("DVD")) under exclusive and nonexclusive license and wholesale distribution agreements.

Principles of Consolidation.  The consolidated financial statements include
---------------------------
those of the Company and its wholly-owned subsidiaries, Image Newco, Inc. ("Image Newco" or "Ken Crane's") and U.S. Laser Video Distributors, Inc. ("U.S. Laser") (collectively, the "Company"). All significant inter-company balances and transactions have been eliminated in consolidation.

Use of Estimates.  The preparation of the Company's consolidated financial
----------------
statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements. The significant areas requiring the use of management estimates related to allowances for slow-moving inventory, doubtful accounts receivables, unrecouped royalty and distribution fee advances and sales returns. Although these estimates are based on management's knowledge of current events and actions management may undertake in the future, actual results may ultimately differ from those estimates.

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

Inventories.  Inventories consist primarily of finished products for sale which
-----------
are stated at the lower of cost or market, cost being determined on an average cost basis and unamortized capitalized production costs.

Royalty and Distribution Fee Advances.  Royalty and distribution fee advances
-------------------------------------
represent fixed minimum payments made to program suppliers for exclusive programming distribution rights. A program supplier's share of exclusive program distribution revenues is retained by the Company until the share equals the advance(s) paid to the program supplier. Thereafter, any excess is paid to the program supplier. In the event of an excess, the Company records, as a cost of sales, an amount equal to the program supplier's share of the net distribution revenues. Royalty and distribution fee advances are charged to operations as revenues are earned, and are stated at the lower of unamortized cost or estimated net realizable value on an individual-title or exclusive distribution-agreement basis. If estimated future revenues on an individual-title or agreement basis are not sufficient to recover the amortized balance of royalty and distribution fee advances, such estimated loss is recorded as cost of sales in the period when the loss is estimated.

Property, Equipment and Improvements.  Property, equipment and improvements are
------------------------------------
stated at cost less accumulated depreciation and amortization. Major renewals and improvements are capitalized; minor replacements, maintenance and repairs are charged to current operations. Depreciation and amortization are computed by applying the straight-line method over the estimated useful lives of the building (25 years) and machinery, equipment and warehouse management system software (3 - 7 years). Leasehold improvements are amortized over the shorter of the useful life of the improvement or the life of the related lease.

--------------------------------------------------------------------------------
Image Entertainment, Inc.                                                     49

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Interest costs on the construction of the Las Vegas, Nevada warehouse and facility were capitalized as part of the cost of the facility.

Goodwill.  The excess of purchase price over the value of the net assets
--------
acquired is amortized on a straight-line basis over a 15-year period. The Company reviews the recoverability of goodwill by determining the ability to recover the unamortized balance of goodwill from expected future operating cash flows on an undiscounted basis. In management's opinion, no impairment exists as of March 31, 1999.

Revenue Recognition.  Revenue is recognized upon shipment of product.  The
-------------------
Company's return policy allows customers to return a percentage of programming purchased on a quarterly basis. The Company provides for estimated sales returns when product is shipped to customers.

Major Customers.  Customers which individually accounted for more than 10% of
---------------
fiscal year net sales were none for fiscal 1999, approximately 31.5% of fiscal 1998 net sales (Norwalk Records 10.9%, Ken Crane's 10.6%, and Musicland 10.0%) and approximately 31.8% of fiscal 1997 net sales (Musicland 11.2%, Alliance Entertainment 10.4% and Ken Crane's 10.2%).

Amortization of Production Costs.  The Company amortizes capitalized production
--------------------------------
costs in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 53. Pursuant to the income forecast method, a percentage of the production costs is charged to expense each month based upon (i) a projected revenue stream resulting from distribution of new and previously released exclusive optical disc programming related to the production costs and
(ii) management's estimate of the ultimate net realizable value of the production costs. Estimates of future revenues are reviewed periodically and amortization of production costs is adjusted accordingly. If estimated future revenues are not sufficient to recover the unamortized balance of production costs, such costs are reduced to their estimated net realizable value.

Long-Lived Assets.  The Company reviews for the impairment of long-lived assets
-----------------
whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount.

Income Taxes.  The Company accounts for income taxes under the asset and
------------
liability whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and the future tax benefits derived from operating loss and tax credit carryforwards.

Earnings Per Share.  Basic earnings (loss) per share is computed using the
------------------
weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the combination of dilutive common share equivalents and the weighted average shares outstanding during the period.

Comprehensive Income.  The Company adopted the provisions of SFAS No. 130,
--------------------
"Reporting Comprehensive Income" on April 1, 1998. Comprehensive income is the change in equity of a business enterprise during a period resulting from transactions and all other events and circumstances from non-owner sources. Other comprehensive income includes foreign currency items, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities. The Company did not have components of comprehensive income during the year ended March 31, 1999.

--------------------------------------------------------------------------------
50                                                     Image Entertainment, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

Stock Options. Prior to April 1, 1996, the Company accounted for its stock
-------------
options in accordance with provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On April 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation," which permits entities to recognize, as expense over the vesting period, the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income disclosures for employee stock option grants made in 1996 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has provided the pro forma disclosure provisions of SFAS No. 123.

Segment Information.  In 1999, the Company adopted SFAS No. 131 "Disclosures
-------------------
about Segments of an Enterprise and Related Information." SFAS No. 131 supercedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise." The adoption of SFAS No. 131 did not affect results of operations or financial position but, in future periods, will affect the disclosure of segment information. With the January 11, 1999 acquisition of Ken Crane's (more fully described in "Note 3. Acquisition"), the Company now operates in two business segments. The largest segment is wholesale distribution of primarily DVD and LD programming. The Company's other business segment - retail sales including direct-to-consumer Internet/mail order distribution - currently has operating results which are not material to the Company's consolidated operating results for the year ended March 31, 1999. Management expects the retail sales segment to grow and be reported separately in the Company's segment information disclosure. For the year ended March 31, 1999, segment information is not presented.

Recently Issued Accounting Standards.  In June 1998, the Financial Accounting
------------------------------------
Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 is effective for transactions entered into after June 1, 2000. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and the type of hedge transaction. The ineffective portion of all hedges will be recognized in earnings. The Company believes that adoption of SFAS No. 133 will not have a material effect on the Company's consolidated results of operations or financial position.

In March 1998, the AICPA's Accounting Standards Executive Committee ("AcSEC") issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed for Internal Use." SOP 98-1 provides guidance on the capitalization of software for internal use. SOP 98-1 is effective for financial statements for periods beginning after December 15, 1998. The Company will adopt SOP 98-1 in the annual financial statements of the fiscal year ending March 31, 2000. Management believes adoption of SOP 98-1 will not have a material impact on the Company's financial position or results of operations. Costs incurred related to the warehouse management system software for the Las Vegas, Nevada warehouse and distribution facility have been recorded consistent with the provisions of SOP 98-1.

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

--------------------------------------------------------------------------------
Image Entertainment, Inc.                                                     51

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

Reclassifications.  Certain fiscal 1998 and 1997 balances have been reclassified
-----------------
to conform with the fiscal 1999 presentation.

Note 2.  Registered Common Stock Sale.

On January 6, 1999, the Company completed the sale of 2.4 million shares of newly-issued common stock to a group of institutional investors and other accredited investors at $5 per share. Image Investors, Co., the largest shareholder of the Company and beneficially owned by John W. Kluge and Stuart Subotnick, purchased 600,000 shares of the 2.4 million shares issued.

The net proceeds of the offering (net of placement agent fees and professional services fees) were $10,557,000. Approximately $5 million of the net proceeds were used to complete the acquisition of Ken Crane's (as defined in "Note 3. Acquisition" below). The remainder of the net proceeds was used to pay-down borrowings outstanding under the Company's revolving credit facility with Foothill Capital Corporation.

Note 3.  Acquisition.

On January 11, 1999, the Company, through Image Newco, completed its acquisition of certain assets and liabilities of the Internet/direct-to-consumer DVD and LD software business ("Ken Crane's") of Ken Crane's Magnavox City, Inc. ("KCMC") pursuant to an Asset Purchase Agreement dated as of August 20, 1998 between KCMC and Image Newco (as amended, the "Purchase Agreement"). Ken Crane's is engaged in Internet/direct-to-consumer retailing of DVD and LD entertainment software and is doing business as "Ken Crane's DVD and Laserdisc Superstore." The assets acquired included the www.kencranes.com web site, a mail-order business, an approximately 8,000 square foot retail store (located in leased premises in Westminster, California), DVD and LD inventory, and fixed assets and certain other assets used in the operation of Ken Crane's Internet, mail-order and retail store businesses. In addition, Image Newco assumed certain trade accounts payable of Ken Crane's.

The acquisition purchase price paid to KCMC included $3 million in cash and 258,370 shares of the Company's common stock, valued at $2 million (at $7.74 per share). The value of the 258,370 shares issued to KCMC's was based upon the average price of the Company's common stock for the 20 days preceding the August 20, 1998 signing of the Purchase Agreement. The purchase price may be subject to adjustment following the results of the post-closing audit of Ken Crane's. Approximately $500,000 of the cash portion of the purchase price is in an escrow account, as provided for in the Purchase Agreement, pending resolution of certain deficiencies claimed by the Company in the amount of assets delivered to the Company on the January 11, 1999 closing date. In connection with the acquisition, Image Newco entered into (1) a five-year employment agreement with Charles K. Crane, II ("Ken Crane, Jr.") (and paid a signing bonus of $1.5 million pursuant to that agreement) and (2) one-year consulting agreements with Pamela Crane and Casey Crane (and made a one-time payment of $250,000 to each in connection with those agreements). Ken Crane, Jr. serves as Vice President - General Manager of Image Newco. For financial statement purposes, the one-time payments are included in the purchase price of Ken Crane's.

The acquisition was accounted for using the purchase method of accounting. Accordingly, the acquired assets and assumed liabilities were recorded at their fair market value on the acquisition date. The consolidated financial statements reflect a preliminary allocation of the purchase price, including the cash

--------------------------------------------------------------------------------
52                                                     Image Entertainment, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

portion of purchase price held in escrow, as the purchase price allocation has not been finalized. The excess of purchase price over the fair market value of the net assets acquired is as follows:


 (In thousands)
       Total purchase price:
            Cash paid, including escrowed amount                        $ 3,000
            Common stock issued                                           2,000
            Payments to Ken Crane Jr.                                     1,500
            Payments to Pamela Crane and Casey Crane                        500
            Costs of acquisition                                            318
                                                                        -------
                   Total purchase price                                   7,318
                                                                        -------
       Fair market value of net assets acquired:
            Inventories                                                     771
            Other assets                                                     21
            Property and equipment                                          304
            Accounts payable and accrued liabilities assumed             (1,663)
                                                                        -------
                   Net assets acquired                                     (567)
                                                                        -------
            Excess purchase price over net assets acquired              $ 7,885
                                                                        =======

The operating results of Ken Crane's are included in the accompanying consolidated statements of operations for the year ended March 31, 1999 from the date of acquisition. The excess of purchase price over the fair market value of the net assets acquired, including $500,000 in contingent purchase price held in escrow, is classified as goodwill and is being amortized on a straight-line basis over 15 years. At March 31, 1999, goodwill, net of accumulated amortization, was $7,774,000. Amortization charged to operations for year ended March 31, 1999 was $111,000.

Prior to the acquisition, Ken Crane's was historically one of the Company's largest customers. During the years ended March 31, 1999 (through the January 11, 1999 acquisition date) and 1998, sales by the Company to Ken Crane's were $5,983,000 and $8,069,000, respectively.

The following unaudited pro forma consolidated results of operations have been prepared as if the acquisition of Ken Crane's had occurred at the beginning of fiscal 1998.

                                                       For the Years Ended March 31,
                                                     --------------------------------
(In thousands, except per share data)                  1999                   1998
                                                     ----------            ----------
NET SALES                                            $   83,650            $   84,155
NET INCOME (LOSS)                                    $    1,489            $  (10,025)
NET INCOME (LOSS) PER SHARE -- BASIC AND DILUTED     $      .10            $     (.73)
                                                     ==========            ==========

The pro forma consolidated results do not purport to be indicative of results that would have occurred had the acquisition been in effect for the periods presented, nor do they purport to be indicative of the results that will be obtained in the future. The primary pro forma adjustments primarily reflect elimination of inter-company transactions and amortization of goodwill on a straight-line basis over 15 years. The pro forma information does not give effect to any synergies anticipated by management as a result of the acquisition, in particular improvements in shipping efficiencies and the elimination of redundant shipping, general and administrative expenses and other operating expenses.


--------------------------------------------------------------------------------
Image Entertainment, Inc.                                                     53

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

Note 4.  Closure of U.S. Laser.

In May 1998, the Company announced the closing of U.S. Laser, located in New Jersey and acquired by the Company in June 1995 for $3.1 million in cash. The closure of the subsidiary and its retail store "Digitainment" was finalized on July 15, 1998. The corporate entity was dissolved on February 26, 1999. The closure followed the Company's consolidation of a majority of U.S. Laser's optical disc distribution activities. U.S. Laser's only remaining activities consisted of direct-to-consumer optical disc sales through the "Digitainment" retail store, mail order to a decreasing number of accounts and the Internet. With the decline of industry-wide LD software and hardware sales, offset in part by growing DVD software and hardware sales, the retail store was performing below expectations.

The closure of U.S. Laser resulted in nonrecurring pretax charges of $202,000, representing fees and expenses associated with the early termination of a lease and employee severance payments, and $623,000 (a noncash charge) covering the write-off of unamortized leasehold improvements and goodwill. The pretax charges total $825,000 and are included in costs of facility closure expense for the year ended March 31, 1998.

Note 5.  Net Income (Loss) per Share Data.

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income (loss) per share for the three years ended March 31, 1999:

(In thousands, except per share data)                1999        1998       1997
                                                   ---------   --------   --------
Income (loss) before extraordinary item            $   1,706   $ (9,581)  $    972
                                                   =========   ========   ========
Net income (loss)                                  $   1,706   $ (9,581)  $    845
                                                   =========   ========   ========
Weighted average common shares outstanding --
  basic                                               14,185     13,471     13,504
                                                   =========   ========   ========
Effect of dilutive securities                            124         --        332
                                                   ---------   --------   --------
Weighted average common shares outstanding --
  diluted                                             14,309     13,471     13,836
                                                   =========   ========   ========
Net income (loss) per share:
     Income (loss) before extraordinary item --
       basic and diluted                           $     .12   $   (.71)  $    .07
                                                   =========   ========   ========
Extraordinary item                                        --         --       (.01)
     Net income (loss) --
       basic and diluted                           $     .12   $   (.71)  $    .06
                                                   =========   ========   ========

Diluted net loss per share for 1998 is based only on the weighted average number of common shares outstanding during the period, as inclusion of common stock equivalents would be antidilutive. The 1,379,000 shares underlying the convertible subordinated note payable were not included in the 1999, 1998 and 1997 diluted net income per share calculations since the impact was antidilutive. Stock options and warrants to purchase 800,000 and 2,007,000 shares of common stock in 1999 and 1997, respectively, were outstanding but not included in the computation of diluted net income per share because the option/warrant exercise price was greater than the average market price of the Company's common stock during those respective periods.


--------------------------------------------------------------------------------
54                                                     Image Entertainment, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

Note 6.  Inventories.

Inventories at March 31, 1999 and 1998 are summarized as follows:


     (In thousands)                           1999         1998
                                            ----------   ----------
          LD                                $   12,125   $   15,641
          DVD                                    9,724        2,128
          Other                                    500          577
                                            ----------   ----------
                                                22,349       18,346
     Reserve for slow-moving inventory          (9,291)      (9,098)
                                            ----------   ----------
                                                13,058        9,248
     Production costs, net                       3,633        1,957
                                            ----------   ----------
                                            $   16,691   $   11,205
                                            ==========   ==========


The costs to produce licensed optical disc programming include the cost of converting film prints or tapes into the optical disc format, which includes mastering and ancillary material production for LD and authoring and compression, replica sample, set up charges and ancillary material production for DVD, and packaging artwork costs and the overhead of the Company's creative services and production departments. In December 1998, as part of its periodic review of the recoverability of capitalized production costs, management changed its estimate of the projected revenue stream from distribution of exclusive DVD titles. This change in estimate was recorded in the December 1998 quarter and prospectively. Had this change in estimate not been made, amortization of production costs for fiscal 1999 would have been higher by approximately $217,000. Production costs are net of accumulated amortization of $8,559,000 and $6,013,000 at March 31, 1999 and 1998, respectively. The Company expects to amortize substantially all of the March 31, 1999 production costs by March 31, 2002.

Note 7.  Property, Equipment and Improvements.

Property, equipment and improvements at March 31, 1999 and 1998 are summarized as follows:


     (In thousands)                                           1999              1998
                                                           -----------       ----------
     Land                                                  $     4,868       $    4,855
     Building                                                    4,337               --
     Construction in progress                                       --            2,644
     Machinery, equipment and software                           9,279            4,920
     Leasehold improvements                                        824              794
     Other                                                         481              280
                                                           -----------       ----------
                                                                19,789           13,493
     Less accumulated depreciation and amortization              5,295            4,570
                                                           -----------       ----------
                                                           $    14,494       $    8,923
                                                           ===========       ==========

In December 1997, the Company commenced construction of a 76,000 square foot warehouse and distribution facility located on 8.4 acres of land in Las Vegas, Nevada. The building construction was completed September 30, 1998. Subsequent to September 30, 1998, the Company began receiving and installing custom distribution machinery and equipment. The Company began shipping product on a test-basis from the new facility in March 1999 and began shipping 100% of its product from the new facility on May 3, 1999. For depreciation purposes, the building and distribution facility related machinery, equipment

--------------------------------------------------------------------------------
Image Entertainment, Inc.                                                     55

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

and software were placed into service on May 1, 1999. The Company also owns approximately 8.8 acres of unimproved property located adjacent to the Company's
8.4 acres on which its warehouse and distribution facility is located. The Company is holding this property as an investment, and, if needed, for future expansion. The land is recorded at the lower of cost or fair market value.

Depreciation and amortization of property, equipment and improvements was $725,000, $826,000 and $846,000 for fiscal 1999, 1998 and 1997, respectively.
Interest capitalized for fiscal 1999 and 1998 was $156,000 and $18,000, respectively. The Company did not capitalize interest during fiscal 1997.

Note 8.  Debt.

Revolving Credit and Term Loan Facility.  On December 28, 1998, the Company
---------------------------------------
entered into a Loan and Security Agreement (the "Foothill Agreement") with Foothill Capital Corporation ("Foothill"). The Foothill Agreement provides for revolving advances and the issuance of and guaranty of standby letters of credit under a $12 million revolving credit facility and a series of term loans under a $500,000 capital expenditure term loan facility. The term of the Foothill Agreement is three years, renewable automatically thereafter for successive one-year periods.

Borrowings under the Foothill Agreement are secured by substantially all of the Company's assets and bear interest at prime plus 1% (8.75% at March 31, 1999), payable monthly. The borrowing rate may be reduced in the future should the Company meet certain operating performance targets specified in the Foothill Agreement. Funds available for borrowing under the credit facility may not exceed the borrowing base specified in the Foothill Agreement. The borrowing base is calculated as a percentage of eligible trade accounts receivable and eligible DVD inventory and excludes all LD inventory. At March 31, 1999, the Company had a total of $1,874,000 outstanding under the revolving credit and term loan facilities and had borrowing availability of $8,643,000 and $500,000, respectively, net of amounts utilized for outstanding letters of credit.

The Foothill Agreement imposes restrictions on such items as encumbrances and liens, payment of dividends, other indebtedness, stock repurchases and capital expenditures. The Foothill Agreement requires the Company to comply with certain financial and operating covenants including a covenant to be Year 2000 compliant by December 1, 1999. At March 31, 1999, the Company was in compliance with all financial and operating covenants.

At March 31, 1999, the Company had $1.5 million of outstanding standby letters of credit issued or guaranteed by Foothill which were subsequently amended to expire on various dates from November 15, 1999 to June 30, 2000. These letters of credit secure balances due to program suppliers.

Concurrent with funding of the Foothill revolving credit facility, the Company terminated its $10 million loan agreement with Union Bank of California, N.A. and repaid all outstanding borrowings under that agreement. Borrowings under that agreement at March 31, 1998 were $2,315,000.

Construction Credit Facility.  On September 30, 1998, the Company converted an
----------------------------
existing construction loan with Bank of America National Trust and Savings Association in Nevada to a revolving line of credit (the "Revolving Line"). Under the Revolving Line, the Company may repay and reborrow principal amounts provided the outstanding borrowings do not exceed the maximum available commitment of $3,434,000, which is reduced quarterly beginning December 31, 1998 by $43,000. The Revolving Line expires January

--------------------------------------------------------------------------------
56                                                     Image Entertainment, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

31, 2008. The Company has the option under the Revolving Line to borrow at the bank's prime rate plus 1.25% or for fixed periods at LIBOR plus either 2.25% or 2.65% depending on the level of the Company's debt service coverage ratio, as defined. At March 31, 1999, $3,348,000 in borrowings were outstanding under the Revolving Line, of which $48,000 were borrowed at prime rate plus 1.25% (9% at March 31, 1999) and $3,300,000 were borrowed at LIBOR plus 2.65% (7.65% at March 31, 1999).

Borrowings under the Revolving Line are secured by a deed of trust on the approximate 8.4 acres of land in Las Vegas, Nevada on which the Company has constructed its new warehouse and distribution facility, as well as any of the Company's personal property located in Nevada, but excluding inventory held for sale. The Revolving Line contains cross-default provisions to other borrowing agreements and imposes certain restrictions on such items as payment of dividends and stock repurchases. The Revolving Line requires the Company to comply with certain quarterly financial and operating covenants. At March 31, 1999, the Company was in compliance with all financial and operating covenants.

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

Note Payable to Bank.  In July 1997, the Company borrowed $1,350,000 under a
--------------------
Business Loan Agreement (the "Business Loan Agreement") with Pioneer Citizens Bank in Nevada. The Business Loan Agreement, as amended, bears interest at prime plus 1.75% (9.5% at March 31, 1999), matures on August 1, 1999 and is secured by a deed of trust on the approximately 8.8 acres of land adjacent to the Company's 8.4 acre warehouse and distribution facility site in Las Vegas, Nevada. In May 1999, the Company repaid $135,000 (10%) of the outstanding principal balance.

The following is a schedule by year of required minimum debt principal payments and maturities under the Company's debt agreements (revolving credit and term loan and construction credit facilities and its notes payable):


         (In thousands)
             Fiscal                        Amount
          ------------                   ----------
              2000                       $    1,522
              2001                              172
              2002                            2,046
              2003                            5,172
              2004                              172
           Thereafter                         2,488
          ------------                   ----------
                                         $   11,572
                                         ==========

Note 9.  Distribution Equipment Lease Facility.

The Company's Lease Intended as Security Agreement (the "Lease") with BankAmerica Leasing and Capital Corporation provided for advances to purchase distribution machinery and equipment utilized in the

--------------------------------------------------------------------------------
Image Entertainment, Inc.                                                     57

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

Company's Las Vegas, Nevada warehouse and distribution facility through the delivery, installation and acceptance date of the equipment (the "Advance Rent Period"). The Advance Rent Period ended March 31, 1999. Interest during the Advance Rent Period was at the three-month LIBOR plus 2.5% (7.5% at March 31,
1999). There were $1,775,000 in borrowings outstanding under the Lease at March 31, 1999.

The "Base Rent Period" began on the machinery and equipment acceptance date (April 1, 1999). During the Base Rent Period, the outstanding borrowings will be amortized, over 18 consecutive quarterly installments, to a $1 purchase option, with the first such installment due July 1, 1999. The variable implicit interest for each leased unit is the three-month LIBOR plus 2.719% (7.719% at March 31, 1999). Under the Lease, the Company may convert to a fixed implicit interest rate. The fixed implicit interest rate will be the bond-equivalent yield per annum for U.S. Treasury obligations with a maturity most closely matching to the nearest month of the remaining average life of the leased equipment plus a spread of 3.137%.

Borrowings under the Lease are secured by the underlying equipment leased. The Lease contains cross-default provisions with other borrowing agreements and early termination charges. The Lease requires the Company to meet the same quarterly financial and operating covenants contained in the Revolving Line with Bank of America National Trust and Savings Association above. At March 31, 1999, the Company was in compliance with all financial and operating covenants.

Machinery and equipment under capital leases consists of the following:

                                                                  For the Fiscal Year Ended March 31,
                                                                 ------------------------------------
        (In thousands)                                                1999                 1998
                                                                 ---------------      ---------------
        Machinery and equipment                                  $         1,775      $           526
        Less accumulated amortization                                         --                   --
                                                                 ---------------      ---------------
                                                                 $         1,775      $           526
                                                                 ===============      ===============

Future minimum lease payments at March 31, 1999 for property under capital leases are as follows:

     (In thousands)
      Year Ending                                                                            Amount
     --------------                                                                      --------------
          2000                                                                           $          471
          2001                                                                                      471
          2002                                                                                      471
          2003                                                                                      471
          2004                                                                                      234
                                                                                         --------------
          Total minimum lease payments                                                            2,118
          Less amount representing interest at 7.719%                                               343
                                                                                         --------------
          Present value of minimum lease payments                                        $        1,775
                                                                                         ==============

--------------------------------------------------------------------------------
58                                                     Image Entertainment, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 10.  Stock Awards, Options and Warrants.

The Company has three employee stock option plans. Incentive stock options may be granted under one plan, and incentive stock options and nonstatutory options under the other two. Under the plans, the exercise price of an incentive stock option may not be less than the fair market value of the common stock on the date of grant. The exercise price of a nonstatutory option generally may not be less than 85% of the fair market value on the date of grant. The term of an option may be no more than 10 years from the date of grant. The Company also has a directors' stock option plan providing for an initial and annual award of
participate under the plan.   Only nonstatutory options may be granted under the
directors' plan. The directors' plan also provides for an exercise price of $0.25 over the fair market value of the common stock on the date of grant for initial grants to directors. Thereafter, the directors' plan provides for an exercise price at fair market value of the common stock of the date of grant, fixed vesting and a ten-year term. In addition to options under the three employee plans and the directors plan, the Company has granted options (including the antidilution rights described below and warrants in connection with program acquisition agreements) to officers, shareholders, creditors and others for various business purposes.

In September 1998, the Company's shareholders approved a new incentive plan pursuant to which approximately 1,160,000 shares were available for awards, including options, thereunder. No new options will be granted under the Company's other plans. The new plan provides for awards to employees and directors of the Company. Options (incentive as well as nonqualified), restricted stock units ("RSUs"), stock appreciation rights, performance share awards, stock bonuses, cash bonuses and stock units can be awarded under the new plan. The new plan includes a minimum option price of 85% of the fair market value of a share of common stock relative to the closing price on the date of grant for any non-qualified stock option. The maximum term allowed for an option is 10 years and a RSU shall either vest or be forfeited not more than 10 years from the date of grant. The new plan contemplates annual automatic grants of RSUs payable in shares of the Company's common stock to certain directors of the Company ("Formula Director Awards") in lieu of the 15,000 share option grants under the directors' stock option plan. The new plan also provides that under certain limited circumstances directors who are not also executive officers of the Company may receive discretionary option grants in addition to the Formula Director Awards. The new plan terminates on June 30, 2008.

No more than 300,000 shares may be subject to options and stock appreciation rights granted to any one individual in any one calendar year; no more than 500,000 shares may be subject to RSU awards and stock unit awards (including Formula Director Awards), issued initially for nominal or no consideration other than future services, with vesting based on passage of time and continued service; no more than 5,000 shares may be subject to Formula Director Awards granted to any one individual in any one calendar year; and no more than 400,000 shares may be subject to all awards granted to any one individual in any one calendar year.

In July 1998 an aggregate 88,358 RSUs were granted to officers of the Company under the new plan. These grants will vest annually in increments of 20% over the five-year period commencing June 30, 1999. Accelerated vesting may occur if certain fiscal earnings before interest, taxes, depreciation and amortization targets are achieved (they were not achieved in fiscal 1999). The number of RSUs awarded to officers was determined by multiplying a specified percentage of base salary by the officer's base salary as of the beginning of the period and dividing the results by the average trading price of the stock determined as of the date of grant ($6.70 per share) to determine the number of RSUs. These RSUs are payable solely in

--------------------------------------------------------------------------------
Image Entertainment, Inc.                                                     59

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

shares. The Company amortizes the total value of the RSUs on the date of grant ($592,000) ratably over the 5-year vesting period as compensation expense. Compensation expense for fiscal 1999 was approximately $89,000.

Stock option transactions for the three years ended March 31, 1999 are as follows:

                                                                        Weighted
                                                         Per Share    Average Price
(In thousands, except per share data)        Shares     Price Range     Per Share
                                           ----------   -----------   -------------
Outstanding, March 31, 1996                    6,007    $ .59-10.25          $5.697
   Granted                                       180     5.813-6.75           6.594
   Exercised                                    (544)     .743-6.00           3.740
   Surrendered                                (1,427)     .817-6.00           5.799
   Canceled                                   (1,832)     .743-7.25           5.622
                                              ------                         ------
Outstanding, March 31, 1997                    2,384     .743-10.25           6.208
   Granted                                        30           3.25           3.250
   Exercised                                    (150)    .743-1.857           1.295
   Surrendered                                   (10)          7.00           7.000
   Canceled                                     (837)     4.16-7.00           6.073
                                              ------                         ------
Outstanding, March 31, 1998                    1,417     .743-10.25           6.364
   Granted                                        60           7.94           7.940
   Exercised                                    (266)     .743-7.25           5.274
   Surrendered                                   (99)          4.16           4.160
   Canceled                                      (30)     .743-7.94           6.182
                                              ------                         ------
Outstanding, March 31, 1999                    1,082    $.817-10.25          $6.824
                                              ======                         ======

Of the options reflected as outstanding on March 31, 1999, 1998 and 1997, options to purchase approximately 999,000, 1,296,000 and 2,243,000 shares of common stock were exercisable, respectively. At March 31, 1999, there were approximately 1,070,000 shares of common stock reserved for issuance under all of the Company's stock option plans.

The following table summarizes significant ranges of outstanding and exercisable options at March 31, 1999:

                                 Options Outstanding              Options Exercisable
                        ------------------------------------   -------------------------
                                       Weighted     Weighted                    Weighted
                                        Average     Average                     Average
     Range of            Shares        Remaining    Exercise        Shares      Exercise
 Exercise Prices     (In thousands)   Life (Years)    Price     (In thousands)    Price
------------------   --------------   -----------   --------   --------------   --------
under $4.00                     46       2.9         $ 1.621           46       $  1.621
$4.01 to $6.00                 216       3.7           5.535          216          5.535
$6.01 to $8.00                 722       6.1           7.261          639          7.285
$8.01 to $10.00                 85       5.0           8.647           85          8.647
over $10.00                     13       2.8          10.250           13         10.250
                             -----                                  -----
                             1,082                                    999
                             =====                                  =====

--------------------------------------------------------------------------------
60                                                     Image Entertainment, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

A December 29, 1987 stock purchase agreement (the "Agreement") provides for the grant of antidilution rights ("Rights") to various persons (the "Investors"). Each Investor is entitled to Rights in connection with certain issuances of common stock. The Agreement was amended in July 1992 and will expire in July 2002.

Upon the exercise of certain options outstanding as of December 29, 1987 (the "Management Options"), each Investor was granted Rights to purchase shares of common stock pursuant to a formula based in part on the percentage of the outstanding shares of common stock owned by the Investor on December 29, 1987. As of March 31, 1999, all Rights to purchase 507,016 shares had been granted (the maximum allowable upon exercise of all the Management Options), Rights to purchase 476,609 shares had been exercised (as to 4,521 shares in fiscal 1999, 19,697 shares in fiscal 1998 and 22,039 shares in fiscal 1997, at per-share exercise prices ranging from $.74 to $1.07) and Rights to purchase 30,407 shares were outstanding. Rights granted in connection with the exercise of a Management Option are exercisable for two years from the date of grant and have a per-share exercise price equal to the greater of (a) $.74 or (b) the exercise price of the Management Option.

Upon certain issuances of shares of common stock other than pursuant to the exercise of Management Options, the Investors will be granted additional Rights ("Other Rights") so that the equity interest represented by the Agreement shares held by the Investor (excluding the shares purchased upon the exercise of Rights issued in connection with the exercise of Management Options) will not be diluted. As of March 31, 1999, Other Rights to purchase approximately 851,616 shares of common stock had been exercised (none exercised in fiscal 1999 and 1998 and 433 shares in fiscal 1997).

The Company applies APB Opinion No. 25 in accounting for its stock option plans, and accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's consolidated net income (loss) and net income (loss) per share would have been decreased (or increased in the case of the net loss) to the pro forma amounts indicated below for the three years ended March 31, 1999:

(In thousands, except per share data)             1999      1998      1997
                                                 ------   ---------   -----
Consolidated Net Income (Loss):
   As reported                                   $1,706   $ (9,581)   $ 845
   Pro forma                                     $1,382   $(10,076)   $ 372
                                                 ======   ========    =====
Consolidated Net Income (Loss) per Share:
   As reported
       Basic and diluted                         $  .12   $   (.71)   $ .06
                                                 ======   ========    =====
   Pro forma
       Basic and diluted                         $  .10   $   (.75)   $ .03
                                                 ======   ========    =====

The weighted-average fair value of options granted during fiscal 1999, 1998 and 1997 was $4.49, $3.25 and $7.19, respectively, using the Black-Scholes option-pricing model with the following weighted-average assumptions: Fiscal 1999, 1998 and 1997 -- expected volatility of 60%, risk-free interest rates of 5.5% - 6.7%, no expected dividends and an expected life of three to five years.

Pro forma consolidated net income (loss) and net income (loss) per share reflects only options granted in fiscal 1999, 1998 and 1997. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma consolidated net income (loss) and net income (loss)

--------------------------------------------------------------------------------
Image Entertainment, Inc.                                                     61

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

per share amounts presented above because compensation cost is reflected over the option vesting periods of up to four years and compensation cost for options granted prior to April 1, 1995 are not considered.

Note 11.  Income Taxes.

Income tax expense (benefit) for the three years ended March 31, 1999, all current, are summarized as follows:

(In thousands)      1999          1998         1997
                    -----        ------        ----
Federal             $  88        $ (55)        $  32
State                   2            3           345
                    -----        -----         -----
                    $  90        $ (52)        $ 377
                    =====        =====         =====

The tax effects of temporary differences that give rise to a significant portion of the deferred tax assets at March 31, 1999 and 1998 are presented below:

    (In thousands)                              1999       1998
                                              --------   --------
    Deferred tax assets:
      Inventory reserves                      $ 3,946    $ 3,639
      Net operating loss carryforwards            728        755
      Other                                       557        818
      Installment sales                           396        396
      Sales returns reserve                       313        388
      Store closure expenses                       44         92
      Royalty reserves                            174        848
      Bad debt reserve                            210        162
      Tax credits                                 329        329
                                              -------    -------
          Deferred tax assets                   6,697      7,427
            Less valuation allowance           (6,697)    (7,372)
                                              -------    -------
            Net deferred tax assets           $    --    $    55
                                              =======    =======

Expected income tax expense based on Federal statutory rates for the three years ended March 31, 1999 differed from actual tax expense as follows:

    (In thousands)                                   1999     1998       1997
                                                    ------  --------    ------
    Expected income tax expense (benefit)            $ 626   $(3,275)    $ 415
    State income taxes, net of Federal benefit          73         3        73
    Change in valuation allowance                     (675)    3,206       (28)
    Other                                               66        14       (83)
                                                     -----   -------     -----
                                                     $  90   $   (52)    $ 377
                                                     =====   =======     =====

Note 12.  Other Items - Statements of Operations.

Fourth Quarter Adjustments in Fiscal 1998 and 1997.  During the fourth quarter
--------------------------------------------------
of fiscal 1998, the Company recorded pretax noncash charges of $6,263,000 and $4,246,000 to reduce the carrying value of its LD inventory to its net realizable value and to provide for estimated losses on LD license and exclusive distribution agreements, respectively. The provisions were in response to a greater than expected decline

--------------------------------------------------------------------------------
62                                                     Image Entertainment, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

in the Company's quarterly LD sales and the continued adverse effect DVD has had on the LD market. The Company's decision to record these charges in the fourth quarter was based on industry-wide statistics and other relevant published data on DVD and LD trends and the incrementally adverse impact these trends had on the Company's operations during the fourth quarter of fiscal 1998 and would appear to continue having on the Company's operations in the foreseeable future. The charges are reflected as a component of cost of sales in the accompanying consolidated statements of operations for fiscal 1998.

Also during the fourth quarter of fiscal 1998, the Company recorded a nonrecurring pretax charge of $825,000 associated with the closure of its subsidiary, U.S. Laser. The charge is reflected as costs of facility closure in the accompanying consolidated statement of operations for fiscal 1998.

During the fourth quarter of fiscal 1997, the Company recorded pretax provisions for slow-moving LD inventory and estimated doubtful accounts receivable of $1,214,000 and $792,000, respectively. The charges are reflected as a component of cost of sales and general and administrative expenses, respectively, in the accompanying consolidated statement of operations for fiscal 1997.

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

Note 13.  Commitments and Contingencies.

Operating Leases.  In March 1999, the Company amended its existing lease for its
----------------
corporate office space (30,080 square feet) in Chatsworth, California, extending the lease term four years through April 30, 2004. The existing lease provided for monthly rent of approximately $14,500 (subject to annual adjustment based upon increases in the Consumer Price Index("CPI")) and an expiration date of March 31, 2000. Commencing April 1, 2000, monthly rent will be increased to $17,450, with annual upward adjustments based upon the CPI.

Concurrent with the March 1999 amendment of its existing lease, the Company leased additional office space (15,440 square feet) adjacent to its corporate office space. The lease term is five years commencing May 1, 1999 and co-terminates with the corporate office space lease on April 30, 2004. Monthly rent for the first annual lease period is $10,000 with annual scheduled rent increases up to a monthly rent of $11,000 in the fourth year of the lease. The scheduled increase during the last year of the lease is based upon the CPI.

The lease for the Company's warehouse space (48,300 square feet) in Chatsworth, California provided for monthly rent of $23,500 (subject to annual adjustment based upon increases in the CPI). On February 2, 1998, the Company entered into a Surrender of Lease and Termination Agreement (the "Termination Agreement"). The Termination Agreement provided for the Company to surrender the lease for the warehouse space on August 31, 1998 ("Termination Date"). The Company extended the Termination Date on a month-to-month basis through May 16, 1999.
In consideration for the early termination of the lease which would have otherwise terminated on March 31, 2000, the Company paid $50,000 on the Termination Date. Effective May 16, 1999, the Company relocated its warehousing and distribution operations to Nevada.

--------------------------------------------------------------------------------
Image Entertainment, Inc.                                                    63

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

The lease for the Ken Crane's retail facility (8,102 square feet) located in Westminster, California provides for monthly rent of $14,000 (subject to annual adjustment based upon increases in the CPI). The lease terminates on November 22, 2002.

Future minimum annual rental payments under operating leases at March 31, 1999 are approximately as follows:

                 Fiscal             Amount
               ----------         ----------
                                (In thousands)
                  2000            $  492
                  2001               505
                  2002               508
                  2003               439
                  2004               341
               Thereafter             29
                                  ------
                                  $2,314
                                  ======

Rent expense was $487,000, $570,000 and $538,000 for fiscal 1999, 1998 and 1997, respectively.

Other.  At March 31, 1999, the Company's future obligations for royalty
-----
advances, minimum royalty guarantees and exclusive distribution fee guarantees under the terms of existing licenses and exclusive distribution agreements, respectively, are as follows:

                 Fiscal       Amount
               ----------   ---------
                          (In thousands)
                 2000         $ 4,890
                 2001             445
                              -------
                              $ 5,335
                              =======

In the normal course of business, the Company is subject to proceedings, lawsuits and other claims, including proceedings under government laws and regulations relating to employment and tax matters. While it is not possible to predict the outcome of these matters, it is the opinion of management, based on consultations with legal counsel, that the ultimate disposition of known proceedings will not have a material adverse impact on the Company's financial position, results of operations or liquidity.

--------------------------------------------------------------------------------
64                                                     Image Entertainment, Inc.

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 14.  Quarterly Financial Data. (Unaudited)

Summarized quarterly financial data for fiscal 1999 and 1998 is as follows:



                                                                           Quarter Ended
                                        ---------------------------------------------------------------------------------------
(In thousands, except per share data)        June 30,            September 30,           December 31,             March 31,
                                        ------------------    ------------------     ------------------     -------------------
                                          1998       1997       1998       1997      1998         1997       1999         1998
                                        -------     ------     ------     ------    ------       ------     ------       ------

Net sales                               $17,140    $16,902    $13,834    $16,412    $22,715     $26,297     $23,037   $ 15,905
Operating income (loss)                     367        (34)      (532)       (68)     1,474       1,467       1,369    (10,454)/(1)/
Income (loss) before extraordinary item     205       (191)      (687)      (184)     1,129       1,087       1,059    (10,293)/(1)/
Net income (loss)                           205       (191)      (687)      (184)     1,129       1,087       1,059    (10,293)/(1)/
Net income (loss) per share/ (2)/ -
       Basic                            $   .02    $  (.01)   $  (.05)   $  (.01)   $   .08     $   .08     $   .07   $   (.76)
       Diluted                          $   .02    $  (.01)   $  (.05)   $  (.01)   $   .08     $   .08     $   .06   $   (.76)
---------------------------

(1) Includes noncash charges of $6,263,000 and $4,246,000 to reduce the carrying value of the Company's LD inventory to its net realizable value and provide for estimated losses on LD license and exclusive distribution agreements, respectively. Also includes nonrecurring charges totaling $825,000 relating to the closure of U.S. Laser.

(2) Net income (loss) per share are computed independently for each of the quarters represented in accordance with SFAS No. 128. Therefore, the sum of the quarterly net income (loss) per share may not equal the total computed for the fiscal year or any cumulative interim period.

--------------------------------------------------------------------------------
Image Entertainment, Inc.                                                     65

ITEM 9.   Changes in and Disagreements with Accountants on Accounting and
          ---------------------------------------------------------------
          Financial Disclosure.
          --------------------

        None.

--------------------------------------------------------------------------------
                                    PART III
--------------------------------------------------------------------------------

ITEM 10.  Directors and Executive Officers of the Registrant.
          --------------------------------------------------

      The information required by this item is incorporated by reference from the information contained under the caption entitled "Election of Directors" in the Company's definitive proxy statement to be filed with the Securities and Exchange Commission (the "Commission") in connection with the Company's 1999 Annual Meeting of Shareholders. See also, Part I "Executive Officers of the Registrant."

ITEM 11.  Executive Compensation.
          ----------------------

      The information required by this item is incorporated by reference from the information contained under the caption entitled "Executive Compensation" in the Company's definitive proxy statement to be filed with the Commission in connection with the Company's 1999 Annual Meeting of Shareholders.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management.
          --------------------------------------------------------------

      The information required by this item is incorporated by reference from the information contained under the caption entitled "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive proxy statement to be filed with the Commission in connection with the Company's 1999 Annual Meeting of Shareholders.

ITEM 13.  Certain Relationships and Related Transactions.
          ----------------------------------------------

      The information required by this item is incorporated by reference from the information contained under the caption entitled "Certain Relationships and Related Transactions" in the Company's definitive proxy statement to be filed with the Commission in connection with the Company's 1999 Annual Meeting of Shareholders.

--------------------------------------------------------------------------------
66                                                     Image Entertainment, Inc.

--------------------------------------------------------------------------------
                                    PART IV
--------------------------------------------------------------------------------

ITEM 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.
          ---------------------------------------------------------------

(a)   THE FOLLOWING DOCUMENTS ARE FILED AS A PART OF THIS REPORT.                                                             Page
                                                                                                                              ----

      1.    Financial Statements:
                   Independent Auditors' Report.............................................................................    41
                   Consolidated Balance Sheets at March 31, 1999 and 1998...................................................    42
                   Consolidated Statements of Operations for the years ended
                          March 31, 1999, 1998 and 1997.....................................................................    44
                   Consolidated Statements of Shareholders' Equity for the years ended
                          March 31, 1999, 1998 and 1997.....................................................................    45
                   Consolidated Statements of Cash Flows for the years ended
                          March 31, 1999, 1998 and 1997.....................................................................    46
                   Notes to Consolidated Financial Statements...............................................................    49

      2.    Financial Statement Schedule:
                   Schedule II - Valuation and Qualifying Accounts..........................................................    68

      3.    Exhibits:
                   See the Exhibit Index on pages i - vi.



(b)   REPORTS ON FORM 8-K.

      On January 22, 1999, the Company filed a Current Report on Form 8-K (the "1-22-99 Report") that reported, pursuant to Item 2 of Form 8-K, that the Company (through Image Newco, Inc.), had completed its acquisition of Ken Crane's, pursuant to the Purchase Agreement.

     On March 23, 1999, the Company filed a Current Report on Form 8-K/A that amended the 1-22-99 Report to include, pursuant to Item 7 of Form 8-K, (1) audited financial statements of Ken Crane's for the fiscal year ended July 31, 1998 and (2) pro forma consolidated financial statements for the Company and Ken Crane's.

--------------------------------------------------------------------------------
Image Entertainment, Inc.                                                     67

                                  SCHEDULE II
                    -- Valuation and Qualifying Accounts --
               For the Years Ended March 31, 1999, 1998 and 1997
================================================================================


                                                    Allowance for Doubtful Accounts
                                     --------------------------------------------------------
                                                     Additions
                                       Balance at    Charged to                      Balance
                                        Beginning    Costs and        Amounts         at End
(In thousands)                           of Year      Expenses      Written-Off      of Year
                                        ---------    ----------    -------------    ---------

For the Year Ended March 31, 1999:      $    404      $    144       $     (23)      $    525
                                        =========     ========       =========       ========

For the Year Ended March 31, 1998:      $  1,629      $   (331)      $    (894)      $    404
                                        ========      ========       ==========      ========

For the Year Ended March 31, 1997:      $    333      $  1,946       $    (650)      $  1,629
                                        ========      ========       ==========      ========

                                                    Allowance for Sales Returns
                                      --------------------------------------------------------
                                                     Additions
                                       Balance at    Charged to                      Balance
                                        Beginning    Costs and        Amounts         at End
(In thousands)                           of Year      Expenses      Written-Off      of Year
                                        ---------    ----------    -------------    ---------

For the Year Ended March 31, 1999:      $  4,200    $    3,146      $   (4,396)      $  2,950
                                        =========    ==========     ===========      ========

For the Year Ended March 31, 1998:      $  3,180    $    5,457      $   (4,437)      $  4,200
                                        ========    ==========      ==========       ========

For the Year Ended March 31, 1997:      $  2,850    $    9,385      $   (9,055)      $  3,180
                                        ========    ==========      ==========       ========



                                                    Reserve for Slow-Moving Inventory
                                      --------------------------------------------------------
                                                     Additions
                                       Balance at    Charged to                      Balance
                                        Beginning    Costs and        Amounts         at End
(In thousands)                           of Year      Expenses      Written-Off      of Year
                                        ---------    ----------    -------------    ---------

For the Year Ended March 31, 1999:      $  9,098    $    1,831      $   (1,638)      $  9,291
                                        ========    ==========      ==========       ========

For the Year Ended March 31, 1998:      $  3,070    $    8,133       $  (2,105)      $  9,098
                                        ========    ==========      ==========       ========

For the Year Ended March 31, 1997:      $  1,219    $    1,964       $    (113)      $  3,070
                                        ========    ==========      ==========       ========

--------------------------------------------------------------------------------
68                                                     Image Entertainment, Inc.

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

                              IMAGE ENTERTAINMENT, INC.,
                              a California corporation


     Dated: June 25, 1999     By:/s/ MARTIN W. GREENWALD
                              -----------------------------------------------
                              MARTIN W. GREENWALD,
                              Chairman of the Board, Chief Executive Officer,
                              President & Treasurer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Dated: June 25, 1999     /s/ MARTIN W. GREENWALD
                              -----------------------------------------------
                              MARTIN W. GREENWALD,
                              Chairman of the Board, Chief Executive Officer,
                              President & Treasurer

     Dated: June 25, 1999     /s/ JEFF M. FRAMER
                              -----------------------------------------------
                              JEFF M. FRAMER,
                              Chief Financial Officer (Principal Financial and
                              Accounting Officer)

     Dated: June 25, 1999     /s/ STUART SEGALL
                              -----------------------------------------------
                              STUART SEGALL,
                              Vice President & Director

     Dated: June 25, 1999     /s/ IRA EPSTEIN
                              -----------------------------------------------
                              IRA EPSTEIN,
                              Director

     Dated: June 25, 1999     /s/ M. TREVENEN HUXLEY
                              -----------------------------------------------
                              M. TREVENEN HUXLEY,
                              Director

--------------------------------------------------------------------------------
Image Entertainment, Inc.                                                     69

--------------------------------------------------------------------------------
                                 EXHIBIT INDEX
--------------------------------------------------------------------------------

Exhibit No.   Description
-----------   -----------

2.1 Asset Purchase Agreement dated as of August 20, 1998 by and between Image Newco, Inc. and Ken Crane's Magnavox City, Inc. Filed as Exhibit 2.1 to the Company's Registration Statement on Form S-2 (No.333-65611), effective December 21, 1998, and incorporated by reference herein.

2.1.a First Amendment to Asset Purchase Agreement dated as of October 3, 1998 by and between Image Newco, Inc. and Ken Crane's Magnavox City, Inc. Filed as Exhibit 2.2 to the Company's Registration Statement on Form S-2 (No.333-65611), effective December 21, 1998, and incorporated by reference herein.

3.1 Restated Articles of Incorporation. Filed as Exhibit 3.1 of the Company's Form 10-K for the year ended March 31, 1995, and incorporated by reference herein.

3.2 Bylaws. Filed as Exhibit 3.2 of the Company's Form 10-K for the year ended March 31, 1995, and incorporated by reference herein.

4.1 Specimen Common Stock certificate. Filed as Exhibit 4 to the Company's Registration Statement on Form S-2 (No.333-65611), effective December 21, 1998, and incorporated by reference herein.

4.2* Convertible Subordinated Promissory Note dated October 29, 1997 issued to Image Investors Co. pursuant to that certain Credit Agreement dated as of September 29, 1997 by and between the Company and Image Investors Co.

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

10.4+ The Company's 1994 Eligible Directors Stock Option Plan and Form of Eligible Director Non-Qualified Stock Option Agreement. Filed as Exhibit 10.4 of the Company's Form 10-K for the year ended March 31, 1995, and incorporated by reference herein.

10.5+ The Company's 1998 Incentive Plan. Filed as Exhibit A to the Company's Notice of Annual Meeting and Proxy Statement dated July 29, 1998, and incorporated herein by this reference.


--------------------------------------------------------------------------------
Image Entertainment, Inc.                                                      i

10.5.a* Form of Employee (Nonqualified) Stock Option Grant Agreement under the Company's 1998 Incentive Plan.

10.6+ Eligible Director Non-Qualified Stock Option Agreement dated as of July 22, 1998 between the Company and Stuart Segall. Filed as
              Exhibit 10.9 to the Company's Registration Statement on Form S-2 (No.333-65611), effective December 21, 1998, and incorporated by reference herein.

10.7+ Eligible Director Non-Qualified Stock Option Agreement dated as of September 17, 1998 between the Company and Mark Trevenen Huxley. Filed as Exhibit 10.10 to the Company's Registration Statement on Form S-2 (No.333-65611), effective December 21, 1998, and incorporated by reference herein.

10.8+ Form of Option Agreement dated October 15, 1991 between the Company and Martin W. Greenwald. Filed as Exhibit 10.3 of the Company's 10-Q for the quarter ended September 30, 1991, and incorporated by reference herein.

10.9+ Option granted August 13, 1992 by the Company to Cheryl Lee. Filed as Exhibit 10.12 of the Company's Form 10-K for the year ended March 31, 1994, and incorporated by reference herein.

10.10+ Form of Option granted May 19, 1994 to Jeff Framer, Cheryl Lee and David Borshell. Filed as Exhibit 10.24 to the Company's Form 10-K for the year ended March 31, 1994, and incorporated by reference herein.

10.11+ Form of Termination Agreement between the Company and each of Martin W. Greenwald, Cheryl Lee, Jeff Framer and David Borshell (relating to the termination of their former employment agreements). Filed as Exhibit 10.11 to the Company's Registration Statement on Form S-2 (No.333-65611), effective December 21, 1998, and incorporated by reference herein.

10.12+ Employment Agreement dated as of July 1, 1998 between the Company and Martin W. Greenwald. Filed as Exhibit 10.12 to the Company's Registration Statement on Form S-2 (No.333-65611), effective December 21, 1998, and incorporated by reference herein.

10.13+ Employment Agreement dated as of July 1, 1998 between the Company and Cheryl Lee. Filed as Exhibit 10.13 to the Company's Registration Statement on Form S-2 (No.333-65611), effective December 21, 1998, and incorporated by reference herein.

10.14+ Employment Agreement dated as of July 1, 1998 between the Company and Jeff Framer. Filed as Exhibit 10.14 to the Company's Registration Statement on Form S-2 (No.333-65611), effective December 21, 1998, and incorporated by reference herein.

10.15+ Employment Agreement dated as of July 1, 1998 between the Company and David Borshell. Filed as Exhibit 10.15 to the Company's Registration Statement on Form S-2 (No.333-65611), effective December 21, 1998, and incorporated by reference herein.

--------------------------------------------------------------------------------
ii                                                     Image Entertainment, Inc.

10.16+ Form of 1998 Performance Restricted Stock Unit Award Agreement (and related General Provisions) between the Company and each of Martin W. Greenwald, Cheryl Lee, Jeff Framer and David Borshell (appended as Exhibit A to Exhibits 10.12 through 10.15). Filed as
              Exhibit 10.16 to the Company's Registration Statement on Form S-2 (No.333-65611), effective December 21, 1998, and incorporated by reference herein.

10.17+ Form of Indemnity Agreement between the Company and its directors and officers. Filed as Exhibit F of the Company's Proxy Statement dated September 5, 1989, and incorporated by reference herein.

10.18 Stock Purchase Agreement among the Company, Directors of the Company and various Buyers dated December 29, 1987. Filed as
              Exhibit 4.3 of the Company's Form 8-K dated December 29, 1987, and incorporated by reference herein.

10.18.a Form of First Amendment, dated July 7, 1992, to the Stock Purchase Agreement among the Company, Directors of the Company and various Buyers dated December 29, 1987. Filed as Exhibit 10.5 of the Company's Form 10-Q for the quarter ended September 30, 1992, and incorporated by reference herein.

10.19 Stock Purchase Agreement among the Company, Directors of the Company and Image Investors Co. dated June 27, 1990. Filed as
              Exhibit 10.53 of the Company's Form 10-K for the year ended March 31, 1990. The Company and Image Investors Co. are parties to Stock Purchase Agreements dated July 14, 1988, November 30, 1988, January 11, 1989, February 14, 1989, May 10, 1989 and June 20,
              1990, which are virtually identical to this Exhibit except for the number of shares of Common Stock purchased, and incorporated by reference herein.

10.20 Stock Purchase Agreement between the Company and Image Investors Co. dated December 30, 1992, including Warrant. Filed as Exhibit
              10.6 of the Company's Form 10-Q for the quarter ended December 31, 1992, and incorporated by reference herein.

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

10.23 Purchase and Sale Agreement between the Company and LEI Partners, L.P. dated December 31, 1990. Filed as Exhibit 10.1 of the Company's Form 10-Q for the quarter ended December 31, 1990, and incorporated by reference herein.

10.24 Standard Industrial Lease for 9333 Oso Avenue, Chatsworth, California, dated December 1, 1993 and effective April 1, 1994, between the Company and P&R Investment Company. Filed as Exhibit
              10.1 of the Company's Form 10-Q for the quarter ended December 31, 1993.


--------------------------------------------------------------------------------
Image Entertainment, Inc.                                                    iii

10.24.a* First Amendment dated August 20, 1996 to Standard Industrial Lease for 9333 Oso Avenue, Chatsworth, California, dated December 1, 1993 and effective April 1, 1994, by and between the Company and P&R Investment Company.

10.24.b* Second Amendment dated March 1, 1999 to Standard Industrial Lease for 9333 Oso Avenue, Chatsworth, California, dated December 1, 1993 and effective April 1, 1994, by and between the Company and P&R Investment Company.

10.25* Standard Industrial Lease for 9349 Oso Avenue, Chatsworth, California, dated March 1, 1999 and effective May 1, 1990, between the Company and P&R Investment Company.

10.26 Agreement for Purchase and Sale dated June 5, 1996 between Airport Center Partnership and the Company. Filed as Exhibit 10.19 of the Company's Form 10-K for the year ended March 31, 1996, and incorporated by reference herein.

10.27 Construction Agreement between the Company and Carson Construction Management, Inc. dated as of November 25, 1996. Filed as Exhibit
              10.23 of the Company's Form 10-K for the year ended March 31, 1997, and incorporated by reference herein.

10.28 Business Loan Agreement between the Company and Bank of America National Trust and Savings Association dated March 10, 1997. Filed as Exhibit 10.23 to the Company's Form 10-K for the fiscal year ended March 31, 1998, and incorporated by reference herein.

10.28.a Amendment No. 1 dated as of February 4, 1998 to Business Loan Agreement between the Company and Bank of America National Trust and Savings Association dated March 10, 1997. Filed as Exhibit 10.23.a to the Company's Form 10-K for the fiscal year ended March 31, 1998, and incorporated by reference herein.

10.28.b Amendment No. 2 dated as of June 29, 1998 to Business Loan Agreement between the Company and Bank of America National Trust and Savings Association dated March 10, 1997. Filed as Exhibit
              10.3 to the Company's Form 10-Q for the quarter ended June 30, 1998, and incorporated by reference herein.

10.29 Lease Intended as Security between the Company and BA Leasing & Capital Corporation dated March 19, 1997. Filed as Exhibit 10.24 to the Company's Form 10-K for the fiscal year ended March 31, 1998, and incorporated by reference herein.

10.29.a (First) Amendment dated March 19, 1997 to Lease Intended as Security between the Company and BA Leasing & Capital Corporation dated March 19, 1997. Filed as Exhibit 10.24.a to the Company's Form 10-K for the fiscal year ended March 31, 1998, and incorporated by reference herein.

10.29.b Second Amendment dated February 8, 1998 to Lease Intended as Security between the Company and BA Leasing & Capital Corporation dated March 19, 1997. Filed as Exhibit 10.24.b to the Company's Form 10-K for the fiscal year ended March 31, 1998, and incorporated by reference herein.

--------------------------------------------------------------------------------
iv                                                     Image Entertainment, Inc.

10.29.c Third Amendment dated September 25, 1998 to Lease Intended as Security between the Company and BA Leasing & Capital Corporation dated March 19, 1997. Filed as Exhibit 10.1 to the Company's Form 10-Q for the quarter ended September 30, 1998.

10.30 Loan Agreement between the Company and Union Bank of California, N.A. dated as of December 17, 1996. Filed as Exhibit 10.20 of the Company's Form 10-K for the year ended March 31, 1997, and incorporated by reference herein.

10.30.a Amendment No. 1 dated as of February 5, 1997 to Loan Agreement dated as of December 17, 1996 by and between the Company and Union Bank of California, N.A. Filed as Exhibit 10.20.A of the Company's Form 10-K for the year ended March 31, 1997, and incorporated by reference herein.

10.30.b Amendment No. 2 dated as of February 25, 1997 to Loan Agreement dated as of December 17, 1996 by and between the Company and Union Bank of California, N.A. Filed as Exhibit 10.20.B of the Company's Form 10-K for the year ended March 31, 1997, and incorporated by reference herein.

10.30.c Amendment No. 3 dated as of September 27, 1997 to Loan Agreement dated as of December 17, 1996 by and between the Company and Union Bank of California, N.A. Filed as Exhibit 10.26.c to the Company's Form 10-K for the fiscal year ended March 31, 1998, and incorporated by reference herein.

10.30.d Amendment No. 4 dated as of October 31, 1997 to Loan Agreement dated as of December 17, 1996 by and between the Company and Union Bank of California, N.A. Filed as Exhibit 10.26.d to the Company's Form 10-K for the fiscal year ended March 31, 1998, and incorporated by reference herein.

10.30.e Amendment No. 5 dated as of January 28, 1998 to Loan Agreement dated as of December 17, 1996 by and between the Company and Union Bank of California, N.A. Filed as Exhibit 10.26.e to the Company's Form 10-K for the fiscal year ended March 31, 1998, and incorporated by reference herein.

10.30.f Amendment No. 6 dated as of June 18, 1998 to Loan Agreement dated as of December 17, 1996 by and between the Company and Union Bank of California, N.A. Filed as Exhibit 10.26.f to the Company's Form 10-K for the fiscal year ended March 31, 1998, and incorporated by reference herein.

10.30.g Amendment No. 7 dated as of July 13, 1998 to Loan Agreement dated as of December 17, 1996 by and between the Company and Union Bank of California, N.A. Filed as Exhibit 10.2 to the Company's Form 10-Q for the quarter ended June 30, 1998.

10.30.h Amendment No. 8 dated as of October 23, 1998 to Loan Agreement dated as of December 17, 1996 by and between the Company and Union Bank of California, N.A. Filed as Exhibit 10.2 to the Company's Form 10-Q for the quarter ended September 30, 1998.

--------------------------------------------------------------------------------
Image Entertainment, Inc.                                                      v

10.31 Credit Agreement dated as of September 29, 1997 by and between the Company and Image Investors Co. Filed as Exhibit 10.27 to the Company's Form 10-K for the fiscal year ended March 31, 1998, and incorporated by reference herein.

10.32 Loan and Security Agreement dated as of December 28, 1998 by and between the Company and Foothill Capital Corporation, including Capital Expenditure Loan Note and Trademark Security Agreement. Filed as Exhibit 10.1 to the Company's Form 10-Q for the quarter ended December 31, 1998.

21*           Subsidiaries of the Registrant.

23*           Consent Letter of KPMG, Independent Certified Public Accountants.

27*           Financial Data Schedule Fiscal Year Ended March 31, 1999.


--------------------------------------------------------------------------------

              * Exhibit(s) not previously filed with the Securities and Exchange Commission.

              +    Management Contracts, Compensatory Plans or Arrangements.






--------------------------------------------------------------------------------
vi                                                     Image Entertainment, Inc.