Form 10-Q
period 1999-06-30
IMAGE ENTERTAINMENT INC
filed 1999-08-12
CIK 216324

================================================================================
================================================================================

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549
                            _______________________

                                   FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For The Quarterly Period Ended June 30, 1999

                                       OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 For The Transition Period From ..........To...........

                        Commission File Number 0-11071
                            _______________________

                           IMAGE ENTERTAINMENT, INC.
            (Exact name of registrant as specified in its charter)
                            _______________________

              California                                  84-0685613
    (State or other jurisdiction of             (I.R.S.Employer Identification
            incorporation)                                  Number)

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

Number of shares outstanding of the registrant's common stock on August 6, 1999:
16,457,032



================================================================================

================================================================================

================================================================================
                        PART I - FINANCIAL INFORMATION
================================================================================

ITEM 1.  Financial Statements.
         --------------------

                           IMAGE ENTERTAINMENT, INC.

                          CONSOLIDATED BALANCE SHEETS

                        June 30, 1999 and March 31, 1999

--------------------------------------------------------------------------------

                                     ASSETS

                                                   June 30, 1999    March 31, 1999
                                                   --------------   --------------
                 (In thousands)                     (unaudited)

Cash and cash equivalents                                $   910           $ 1,552

Accounts receivable, net of allowances of
 $3,175 - June 30, 1999;
 $3,475 - March 31, 1999                                   8,999            11,954

Inventories (Note 3)                                      17,117            16,691

Royalties and distribution fee advances                    3,807             3,173

Prepaid expenses and other assets                          1,548               807

Property, equipment and improvements, net of
 accumulated depreciation and amortization of
 $5,311 - June 30, 1999;
 $5,295 - March 31, 1999                                  14,969            14,494

Goodwill                                                   7,473             7,774
                                                         -------           -------

                                                         $54,823           $56,445
                                                         =======           =======




          See accompanying notes to consolidated financial statements

                           IMAGE ENTERTAINMENT, INC.

                          CONSOLIDATED BALANCE SHEETS

                        June 30, 1999 and March 31, 1999

--------------------------------------------------------------------------------

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                               June 30, 1999    March 31, 1999
                                                               --------------   ---------------
(In thousands, except share data)                               (unaudited)

LIABILITIES:

Accounts payable and accrued liabilities                            $ 11,858          $ 16,101

Accrued royalties and distribution fees                                2,752             2,665

Revolving credit facility (Note 5)                                     5,326             1,874

Construction credit facility (Note 5)                                  3,305             3,348

Distribution equipment lease facility (Note 6)                         1,692             1,775

Convertible subordinated note payable (Note 5)                         5,000             5,000

Note payable (Note 5)                                                  1,215             1,350
                                                                    --------          --------

     Total liabilities                                                31,148            32,113
                                                                    --------          --------

SHAREHOLDERS' EQUITY:

Preferred stock, $1 par value, 3,366,000 shares
  authorized; none issued and outstanding                                 --                --

Common stock, no par value, 25,000,000 shares authorized;
  16,457,000 and 16,417,000 issued and outstanding
  at June 30, 1999 and March 31, 1999, respectively                   31,782            31,725

Additional paid-in capital                                             3,064             3,064

Accumulated deficit                                                  (11,171)          (10,457)
                                                                    --------          --------

  Net shareholders' equity                                            23,675            24,332
                                                                    --------          --------

                                                                    $ 54,823          $ 56,445
                                                                    ========          ========

          See accompanying notes to consolidated financial statements

                           IMAGE ENTERTAINMENT, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

               For the Three Months Ended June 30, 1999 and 1998

--------------------------------------------------------------------------------


(In thousands, except per share data)        1999      1998
                                           --------   -------

NET SALES                                  $18,020    $17,140

OPERATING COSTS AND EXPENSES:
  Cost of sales                             13,626     13,197
  Selling expenses                           2,022      1,229
  General and administrative expenses        1,873      1,221
  Amortization of production costs           1,008      1,126
  Amortization of goodwill                     124         --
                                           -------    -------

                                            18,653     16,773
                                           -------    -------

OPERATING INCOME (LOSS)                       (633)       367

OTHER EXPENSES (INCOME):
  Interest expense, net                        320        151
  Other income                                (239)        --
                                           -------    -------

                                                81        151
                                           -------    -------

INCOME (LOSS) BEFORE INCOME TAXES             (714)       216

INCOME TAXES                                    --         11
                                           -------    -------

NET INCOME (LOSS)                          $  (714)   $   205
                                           =======    =======

NET INCOME (LOSS) PER SHARE (Note 4):
  Basic                                      $(.04)      $.02
  Diluted                                    $(.04)      $.02
                                           =======    =======

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING (Note 4):
  Basic                                     16,431     13,506
                                           =======    =======
  Diluted                                   16,431     13,614
                                           =======    =======



          See accompanying notes to consolidated financial statements

                           IMAGE ENTERTAINMENT, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

               For the Three Months Ended June 30, 1999 and 1998

--------------------------------------------------------------------------------


(In thousands)                                                       1999       1998
                                                                   --------   --------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)                                                  $  (714)   $   205

Adjustments to reconcile net income (loss)
  to net cash provided by (used in) operating activities:
     Amortization of production costs                                1,008      1,126
     Amortization of goodwill                                          124         --
     Depreciation and other amortization                               336        156
     Amortization of restricted stock units                             30         --
     Provision for slow-moving inventories                             261         68
     Provision for estimated doubtful accounts                          --         14
Changes in assets and liabilities associated
  with operating activities:
     Accounts receivable                                             2,955       (677)
     Inventories                                                      (287)       258
     Royalty and distribution fee advances, net                       (634)       713
     Production cost expenditures                                   (1,231)    (1,100)
     Prepaid expenses and other assets                                (741)      (303)
     Accounts payable, accrued royalties and liabilities            (4,110)       783
                                                                   -------    -------

     Net cash (used in) provided by operating activities            (3,003)     1,243
                                                                   -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:

Net cash used in investing activities -- capital expenditures         (811)      (730)
                                                                   -------    -------








          See accompanying notes to consolidated financial statements

                           IMAGE ENTERTAINMENT, INC.

                                  (unaudited)

               For the Three Months Ended June 30, 1999 and 1998

--------------------------------------------------------------------------------

(In thousands)                                                    1999        1998
                                                                ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Advances under revolving credit facility                      $ 24,095    $ 15,249
  Repayment of advances under revolving credit facility          (20,643)    (16,105)
  Repayment of advances under construction credit facility           (43)         --
  Repayment of note payable                                         (135)         --
  Principal payment under lease obligation                           (83)         --
  Net proceeds from exercise of stock options                         33          73
  Additional offering costs from issuance of common stock            (52)         --
                                                                --------    --------

     Net cash provided (used in) by financing activities           3,172        (783)
                                                                --------    --------

NET DECREASE IN CASH AND
  CASH EQUIVALENTS                                                  (642)       (270)

  Cash and cash equivalents at beginning of period                 1,552       1,015
                                                                --------    --------

  Cash and cash equivalents at end of period                    $    910    $    745
                                                                ========    ========

SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION:

  Cash paid during the period for:
     Interest                                                   $    300    $    185
                                                                ========    ========

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:

During the June 1998 quarter, the Company borrowed $1,555,000 to fund costs relating to the construction of the Las Vegas, Nevada warehouse and distribution facility.

On June 30, 1999, the Company issued a net 11,407 shares of common stock to officers in satisfaction of restricted stock units which vested on June 30, 1999. The Company increased common stock at June 30, 1999 by approximately $76,000, the value of the net shares issued.



          See accompanying notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
-----------------------------------------------------------------------------

Note 1.  Basis of Presentation.

The accompanying consolidated financial statements include the accounts of Image Entertainment, Inc., its wholly-owned subsidiaries Image Newco, Inc. ("Ken Crane's," acquired on January 11, 1999) and U.S. Laser Video Distributors, Inc. ("U.S. Laser," closed on July 15, 1998) and the 50%-owned joint venture , Aviva International LLC (began operations during the June 1999 quarter, see Note 8) (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying consolidated balance sheet at June 30, 1999 and the related consolidated statements of operations and cash flows for the three months ended June 30, 1999 and 1998 of the Company included herein are unaudited; however, such information reflects all adjustments of a normal recurring nature which management believes are necessary for a fair presentation of results for the interim periods. The accompanying consolidated financial information for the three months ended June 30, 1999 and 1998 should be read in conjunction with the Financial Statements, the Notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's March 31, 1999 Form 10-K.

The preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. The significant areas requiring the use of management estimates related to allowances for slow-moving inventories, doubtful accounts receivables, unrecouped royalty/distribution fee advances and sales returns. Although these estimates are based on management's knowledge of current events and actions management may undertake in the future, actual results may ultimately differ from those estimates.

Note 2.  Recently Issued Accounting Pronouncements.

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

In March 1998, the AICPA's Accounting Standards Executive Committee ("AcSEC") issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed for Internal Use." SOP 98-1 provides guidance on the capitalization of software for internal use. SOP 98-1 is effective for financial statements for periods beginning after December 15, 1998. The Company adopted the provisions of SOP 98-1 on April 1, 1999. Costs incurred related to the warehouse management system software for the Las Vegas, Nevada warehouse and distribution facility have been recorded consistent with the provisions of SOP 98-1.

AcSEC issued SOP 98-5, "Reporting on the Cost of Start-Up Activities" in April 1998. SOP 98-5 requires that all costs of start-up activities, including organization costs, be expensed as incurred. SOP 98-5 is effective for financial statements for periods beginning after December 15, 1998. The Company adopted the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
-----------------------------------------------------------------------------

provisions of SOP 98-5 on April 1, 1999. Management believes adoption of SOP 98-5 will not have a material impact on the Company's financial position or results of operations.

Note 3.      Inventories.

Inventories at June 30, 1999 and March 31, 1999 are summarized as follows:

                                           June 30,    March 31,
  (In thousands)                            1999         1999
                                           ---------   ----------

  LD                                        $10,265      $12,125
  DVD                                        11,071        9,724
  Other                                         423          500
                                            -------      -------
                                             21,759       22,349
  Reserve for slow-moving inventories        (8,498)      (9,291)
                                            -------      -------
                                             13,261       13,058
  Production costs, net                       3,856        3,633
                                            -------      -------

                                            $17,117      $16,691
                                            =======      =======

Inventories consist primarily of finished products for sale and are stated at the lower of average cost or market.

Production costs are net of accumulated amortization of $6,883,000 and $6,955,000 at June 30, 1999 and March 31, 1999, respectively.

Note 4.  Net Income per Share.

The following presents a reconciliation of the numerators and denominators used in computing basic and diluted net income (loss) per share for the three months ended June 30, 1999 and 1998:

(In thousands, except per share data)                1999      1998
                                                   --------   -------

Net income (loss)                                  $  (714)   $   205
                                                   =======    =======

Weighted average common shares outstanding
  (basic denominator)                               16,431     13,506
                                                   =======    =======

Effect of dilutive stock options                        --        108
                                                   -------    -------

Weighted average common shares outstanding
  (diluted denominator)                             16,431     13,614
                                                   =======    =======

Basic and diluted net income (loss) per share      $  (.04)   $   .02
                                                   =======    =======

Diluted net loss per share for the three months ended June 30, 1999 is based only on the weighted average number of common shares outstanding during the period, as inclusion of common stock equivalents would

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
-----------------------------------------------------------------------------

be antidilutive. The 1,379,000 shares underlying the convertible subordinated note payable were not included in the three months ended June 30, 1999 and 1998 diluted net income (loss) per share calculations as its impact was antidilutive. Stock options to purchase 1,174,000 and 867,000 shares of common stock at June 30, 1999 and 1998, respectively, were outstanding but not included in the computations of diluted net income (loss) per share for the three months ended June 30, 1999 and 1998 as their impact was antidilutive. In the case of the 1998 period, the exercise prices of the stock options were greater than the average market price of the common stock for the respective period.

Note 5.  Debt.

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

Borrowings under the Foothill Agreement are secured by substantially all of the Company's assets and bear interest at prime plus 1% (9% at June 30, 1999), payable monthly. The borrowing rate was reduced to prime plus .75% effective July 1, 1999 as the Company met certain fiscal 1999 operating performance targets specified in the Foothill Agreement. Funds available for borrowing under the credit facility may not exceed the borrowing base specified in the Foothill Agreement. The borrowing base is calculated as a percentage of eligible trade accounts receivable and eligible DVD inventory and excludes all LD inventory. At June 30, 1999, the Company had a total of $5,326,000 outstanding under the revolving credit and term loan facilities and had borrowing availability of $5,001,000 and $500,000, respectively, net of amounts utilized for outstanding letters of credit.

The Foothill Agreement imposes restrictions on such items as encumbrances and liens, payment of dividends, other indebtedness, stock repurchases and capital expenditures. The Foothill Agreement requires the Company to comply with certain financial and operating covenants including a covenant to be Year 2000 compliant by December 1, 1999. At June 30, 1999, the Company was in compliance with all financial and operating covenants.

At June 30, 1999, the Company had $1.5 million of outstanding standby letters of credit issued or guaranteed by Foothill which expire on various dates from November 15, 1999 to June 30, 2000. These letters of credit secure balances due to program suppliers.

Construction Credit Facility.  On September 30, 1998, the Company converted an
----------------------------
existing construction loan with Bank of America National Trust and Savings Association in Nevada to a revolving line of credit (the "Revolving Line"). Under the Revolving Line, the Company may repay and reborrow principal amounts provided the outstanding borrowings do not exceed the maximum available commitment of $3,305,000 at June 30, 1999. The maximum available commitment is reduced quarterly by $43,000. The Revolving Line expires January 31, 2008. The Company has the option under the Revolving Line to borrow at the bank's prime rate plus 1.25% or for fixed periods at LIBOR plus either 2.25% or 2.65% depending on the level of the Company's debt service coverage ratio, as defined. At June 30, 1999, $3,305,000 in borrowings were outstanding under the Revolving Line, of which $5,000 were borrowed at prime rate plus 1.25% (9.25% at June 30, 1999) and $3,300,000 were borrowed at LIBOR plus 2.25% (7.62% at June 30, 1999).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
-----------------------------------------------------------------------------

Borrowings under the Revolving Line are secured by a deed of trust on the approximate 8.4 acres of land in Las Vegas, Nevada on which the Company has constructed its new warehouse and distribution facility, as well as any of the Company's personal property located in Nevada, but excluding inventory held for sale. The Revolving Line contains cross-default provisions to other borrowing agreements and imposes certain restrictions on such items as payment of dividends and stock repurchases. The Revolving Line requires the Company to comply with certain quarterly financial and operating covenants. At June 30, 1999, the Company was in compliance with all financial and operating covenants.

Convertible Subordinated Note Payable.  The Company entered into a Credit
-------------------------------------
Agreement with Image Investors Co. ("IIC"), a principal stockholder of the Company owned and controlled by John W. Kluge and Stuart Subotnick, dated as of September 29, 1997, pursuant to which the Company borrowed $5,000,000 from IIC, with interest payable quarterly at 8% per annum, and principal due in five years. The loan is unsecured and subordinated to any obligations to Foothill and is convertible into the Company's common stock at any time during the term at a conversion price of $3.625 per share, the closing price of the Company's common stock on September 29, 1997.

Note Payable to Bank.  In July 1997, the Company entered into a Business Loan
--------------------
Agreement (the "Business Loan Agreement") with Pioneer Citizens Bank in Nevada. Borrowings under the Business Loan Agreement, as amended, bear interest at prime plus 1.75% (9.75% at June 30, 1999), mature on August 1, 2000 and are secured by a deed of trust on the approximately 8.8 acres of land adjacent to the Company's
8.4 acre warehouse and distribution facility site in Las Vegas, Nevada. There were $1,215,000 in borrowings outstanding under the Business Loan Agreement at June 30, 1999. The Company is required to make a principal reduction of approximately $122,000 on February 1, 2000.

Note 6.  Distribution Equipment Lease Facility.

The Company's Lease Intended as Security Agreement (the "Lease") with BankAmerica Leasing and Capital Corporation provided for advances to purchase distribution machinery and equipment utilized in the Company's Las Vegas, Nevada warehouse and distribution facility through the delivery, installation and acceptance date of the equipment (the "Advance Rent Period"). The Advance Rent Period ended March 31, 1999.

The "Base Rent Period" began on the machinery and equipment acceptance date (April 1, 1999). During the Base Rent Period, the outstanding borrowings will be amortized, over 18 consecutive quarterly installments, to a $1 purchase option, with the first such installment paid on June 30, 1999. The variable implicit interest for each leased unit is the three-month LIBOR plus 2.719% (8.09% at June 30, 1999). Under the Lease, the Company may convert to a fixed implicit interest rate. The fixed implicit interest rate will be the bond-equivalent yield per annum for U.S. Treasury obligations with a maturity most closely matching to the nearest month of the remaining average life of the leased equipment plus a spread of 3.137%. There were $1,692,000 in borrowings outstanding under the Lease at June 30, 1999.

Borrowings under the Lease are secured by the underlying equipment leased. The Lease contains cross-default provisions with other borrowing agreements and early termination charges. The Lease requires the Company to meet the same quarterly financial and operating covenants contained in the Revolving Line with Bank of America National Trust and Savings Association above. At June 30, 1999, the Company was in compliance with all financial and operating covenants.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
-----------------------------------------------------------------------------

Note 7.  Segment Information.

In accordance with the requirements of SFAS No. 131, "Disclosures about Segments of and Enterprise and Related Information," selected financial information regarding the Company's reportable business segments, wholesale and retail distribution (Ken Crane's) of primarily DVDs and LDs, are presented below. Management evaluates segment performance based primarily on net sales and income
(loss) before income taxes. Interest income and expense is evaluated on a consolidated basis and not allocated to the Company's business segments. Comparable data for the three months ended June 30, 1998 is not presented as the acquisition of Ken Crane's occurred during January 1999, therefore the retail distribution segment was immaterial during this period.

For the three months ended June 30, 1999:

(In thousands)
Net sales:
  Wholesale distribution                     $      17,017
  Retail distribution                                3,777
                                             -------------
                                                    20,794
  Inter-segment eliminations                        (2,774)/(1)/
                                             -------------
  Consolidated net sales                     $      18,020
                                             =============

Segment loss before income taxes:
  Wholesale distribution                     $        (486)
  Retail distribution                                 (259)
                                             -------------
                                                      (745)
  Inter-segment eliminations                            31/(2)/
                                             -------------
  Consolidated loss before income taxes      $        (714)
                                             =============

Total assets:
  Wholesale distribution                     $      55,229
  Retail distribution                                1,154
                                             -------------
                                                    56,383
  Inter-segment eliminations                        (1,560)/(3)/
                                             -------------
                                             $      54,823
                                             =============

_________________________________________________________________
(1) Elimination of inter-segment net sales.
(2) Elimination of inter-segment profit in ending inventory.
(3) Elimination of primarily inter-segment receivables.

Note 8.  Formation of Joint Venture Limited Liability Company.

In June 1999, the Company completed the joint venture formation of Aviva International, LLC, a California limited liability company ("Aviva") with Michael Lopez ("Lopez"), President of International Consulting & Business Management. Aviva is 50% owned by each of the Company and Lopez. Aviva was formed to develop, acquire, produce, finance and distribute entertainment programming for worldwide broadcast, international home video, and the Internet with an emphasis on music related projects such as live concerts

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
-----------------------------------------------------------------------------

and event programming. Additionally, Aviva will act as international sales agent for the Company's licensed programming. In accordance with the joint venture operating agreement, the initial term of the joint venture will be one year with an option to renew for additional successive periods upon mutual agreement of the Company and Lopez. Lopez will serve as Manager of Aviva. Both the Company and Lopez will contribute funds to Aviva (as initial working capital) in the form of interest-bearing loans. Although the Company owns 50% of the joint venture, it can exercise control over the operations of Aviva. As a result, Aviva will be consolidated with the operations of the Company. Accordingly, the loss of Aviva since the date of formation is included in the Company's statement of operations for the three months ended June 30, 1999.

For the quarter ended June 30, 1999, Aviva did not recognize any sales revenue and had operating expenses totaling $80,000. The Company has recognized 50% of Aviva's net loss for the three months ended June 30, 1999, approximately $40,000, in its consolidated statement of operations for the three months ended June 30, 1999.

Note 9.  Subsequent Event.

On July 12, 1999, the Company was named as a defendant in an Adversary Proceeding (the "Adversary Proceeding") filed by One Stop Recovery LLC, as Trustee for AEC One Stop, Inc. ("Plaintiff") in connection with the July 1997 Chapter 11 Bankruptcy of Alliance Entertainment Corp. ("Alliance"). The Adversary Proceeding is pending in the United States Bankruptcy Court for the Southern District of New York. In the Adversary Proceeding, the Plaintiff is seeking to recover approximately $1,740,000 in alleged preferential transfers (including payments made and goods returned) made by Alliance within the 90-day period immediately preceding the commencement of its bankruptcy case. The Company intends to vigorously defend itself in the Adversary Proceeding. While it is not feasible to predict or determine the outcome of the Adversary Proceeding, management does not believe that it would have a material adverse effect on the Company's financial position, results of operations or liquidity.

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
of Operations.
-------------

GENERAL

  The Company licenses and distributes a broad range of entertainment programming on digital video disc ("DVD") and laserdisc ("LD"). Prior to fiscal 1998, the Company's net sales were derived almost entirely from the distribution of programming in the LD format. In March 1997, DVD was introduced and the Company began distributing DVD programming on a nonexclusive wholesale basis. The Company began releasing exclusively licensed DVD programming in June 1997. In fiscal 1998, DVD and LD represented approximately 21% and 79% of the Company's net sales, respectively. In fiscal 1999, DVD and LD represented approximately 60% and 36% of the Company's net sales. For its first quarter ended June 30, 1999, DVD and LD represented approximately 79% and 16% of the Company's net sales, respectively. The Company also distributes music programming on compact disc ("CD") encoded in the DTS Digital Surround multichannel audio format as well as certain programming on videocassette ("VHS"). The accompanying consolidated financial information for the three months ended June 30, 1999 and 1998 should be read in conjunction with the Financial Statements, the Notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's March 31, 1999 Form 10-K.

  The Company believes that DVD has established itself as an accepted video format. Unanimous movie studio and independent program supplier support, broadening consumer acceptance, increased availability of DVD programming and players, rental programming availability in national video chains and decreasing DVD player prices have contributed to the format's growth.

  The Electronics Industries Association ("EIA") reported that from March 1997 (the DVD format's introduction date) to July 16, 1999, approximately 2,789,000 DVD players were sold to consumer electronics retailers. For the first 28 weeks of calendar 1999 (ended July 16, 1999), approximately 1,360,000 DVD players were sold to electronics retailers, a 366% increase over the 292,000 for comparable calendar 1998 period.

  The Company continues to aggressively seek DVD programming for exclusive distribution. The Company has agreements with numerous program suppliers for the exclusive release of titles on DVD. According to VideoScan, which tracks point-of-sale data from an estimated 70 percent of the retail market (includes mass merchants and retailers but not most discount outlets or Internet retailers), the Company's market share of total DVD software unit sales for the period from January 1, 1999 through July 27, 1999 was 3.26%. The Company currently ranks tenth in market share (of 43 companies specifically named) behind Warner Home Video (20.00%), Disney (12.66%), Columbia TriStar (10.19%), Universal Home Entertainment (9.23%), New Line (7.87%), Paramount Home Video (7.55%), Twentieth Century Fox Home Entertainment (5.29%), MGM (5.28%) and Artisan Entertainment (3.28%). Additionally, VideoScan reported the Company's market share of total DVD software unit sales for all of calendar 1998 was 2.96%. The Company ranked ninth in market share behind Warner Home Video (24.13%), Columbia TriStar (14.45%), Universal Home Entertainment (10.79%), MGM (10.33%), Disney (9.01%), New Line (8.34%), Artisan Entertainment (4.52%) and Paramount Home Video (3.97%). It is likely that actual market share data would differ from the above reported sales data had VideoScan captured sales data from all retailers including Internet retailers.

  The Company distributes DVD programming on a nonexclusive basis from all program suppliers with whom it does not have an exclusive agreement, making it a "one-stop" source for all DVD programming, meaning that customers who purchase exclusive titles from the Company can also purchase additional nonexclusive titles at the same time.

  Seasonality and Variability.  The Company has generally experienced higher
  ---------------------------
sales in the quarters ended December 31 and March 31 due to increased consumer spending associated with the year-end holidays and the home video release of many high profile, high budget summer theatrical releases. In addition to seasonality issues, other factors have contributed to variability in the Company's DVD and LD net sales on a quarterly basis. These factors include: (i) DVD's negative impact on LD sales; (ii) the popularity of titles then in release; (iii) the Company's marketing and promotional activities; (iv) the Company's licensing and distribution activities relating to new video programming; (v) the extension, termination or non-renewal of existing license and distribution rights; and (vi) general and economic changes affecting the buying habits of the Company's customers, particularly those changes affecting consumer demand for DVD and LD hardware and software. Accordingly, the Company's revenues and results of operations may vary significantly from period to period, and the results of any one period may not be indicative of the results of any future periods.

NEW LAS VEGAS WAREHOUSE AND DISTRIBUTION FACILITY

  In May 1999, the Company closed its 48,300 square foot Chatsworth, California distribution facility and transferred all of its warehousing and distribution activities to its new 76,000 square foot Las Vegas, Nevada warehouse and distribution facility located adjacent to McCarran International Airport. Since that time, the new facility's warehouse management system software implementation has proceeded slower than anticipated and the Company has experienced certain related operational inefficiencies. The large quantities of product transferred from the Chatsworth facility to the new facility, the high volume of backlogged orders for that product and new incoming orders had caused unexpected problems in the new facility's systems operations, particularly software programming problems that were not revealed when the system was tested in a simulated environment. These software glitches and certain related operational inefficiencies had prevented the Company from shipping product in a timely manner. Certain of the software glitches had not been corrected in a timely manner because of demand placed upon the software programmers to assist in addressing the day-to-day shipping requirements, thereby further contributing to continued shipping delays.

  The transitional problems experienced at the new facility resulted in a shortfall in order fulfillment for the three months ended June 30, 1999 and negatively affected June 1999 quarter net sales. Expenses associated with 24-hour operation of the facility and overnight shipping, measures instituted to mitigate shipping delays caused by the software implementation problems, contributed to the June 1999 quarter's net loss. The operating performance of Ken Crane's was also negatively affected by the Las Vegas distribution facility's difficulties and also contributed to the overall consolidated net loss. Although the facility is not yet operating at planned efficiency (shipping within 24 hours after receipt of an order), the Company has reached the operating efficiency of its Chatsworth warehouse (shipping within 48 hours after receipt of an order).

  Once 24-hour shipping has been achieved, the Company will focus on its strategy of integrating the fulfillment of Ken Crane's distribution activities out of the new Las Vegas facility. And once the fulfillment shipping for Ken Crane's is achieved, the Company will focus its efforts on seeking third-party retail and Internet fulfillment opportunities.

RESULTS OF OPERATIONS

  The following table presents, as a percentage of net sales, selected consolidated financial data for the three months ended June 30, 1999 and 1998:

                                              Three Months ended June 30,
                                             -----------------------------
                                                 1999            1998
                                             -------------   -------------
Net sales:
  DVD.....................................           79.2%           37.9%
  LD......................................           16.1            60.9
  Other...................................            4.7             1.2
                                                    -----           -----
     Total net sales......................          100.0%          100.0%
Cost of sales.............................           75.6            77.0
                                                    -----           -----
Gross margin..............................           24.4            23.0
Operating costs and expenses:
  Selling expenses........................           11.2             7.2
  General and administrative expenses.....           10.4             7.1
  Amortization of production costs........            5.6             6.6
  Other operating costs and expenses......            0.7              --
                                                    -----           -----
     Total operating costs and expenses...           27.9            20.9
Operating income (loss)...................           (3.5)            2.1
Other expenses, net.......................            0.5             0.9
                                                    -----           -----
Income (loss) before income taxes.........          (4.0)%            1.2%
                                                    =====           =====

THE THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1998

  Net sales for the June 1999 quarter increased 5.1% to $18,020,000 from $17,140,000 for the June 1998 quarter. Net sales of DVD programming for the June 1999 quarter increased 119.7% to $14,269,000, or 79.2% of net sales, from $6,496,000, or 37.9% of net sales, for the June 1998 quarter. Approximately 53% of total DVD net sales for the June 1999 quarter were derived from exclusively distributed or licensed programming versus approximately 50% for the June 1998 quarter. Net sales for the June 1999 quarter included a full quarter of Ken Crane's net sales, the first full quarter following its January 11, 1999 acquisition. The Company's retail distribution business segment, Ken Crane's, contributed $1,003,000 in net sales, after elimination of inter-company sales. The Company's wholesale distribution business segment contributed net sales of $17,017,000 for the June 1999 quarter, as compared to $17,140,000 for the June 1998 quarter. The June 1998 quarter, includes net sales of $390,000 from U.S. Laser which was winding down its operations through its closure in July 1998. The Company's revenue performance was negatively affected by difficulties encountered implementing the software required to run the Company's Las Vegas warehouse and distribution facility. These difficulties were exacerbated by related operational inefficiencies. Continued broadening consumer acceptance and increased availability of programming following the introduction the DVD format in March 1997 contributed to the growth in the Company's new-release and catalogue DVD sales. In addition to positive market factors, the Company has continued to acquire exclusive license and distribution rights which resulted in the Company distributing a greater number of exclusive new-release titles on DVD during the June 1999 quarter than in the June 1998 quarter.

  Net sales of LD programming for the June 1999 quarter decreased 72.2% to $2,905,000, or 16.1% of net sales, from $10,446,000, or 60.9% of net sales, for the June 1998 quarter. The DVD format directly competes with the LD format and has adversely affected the LD marketplace. Historically, the largest buyers of LD programming were the major music/video software retail chain stores. The major chain stores have replaced dedicated LD floor space with DVD product. The majority of the Company's LD sales are now to the independent video stores that still promote LD and direct-to-consumer via Internet/mail-order. Due to declining demand for LD programming, the Company continues to reduce the number of new titles it releases in the LD format. Other net sales (VHS and CD) for the June 1999 quarter increased 327.3% to $846,000, or 4.7% of net sales, from $198,000, or 1.2% of net sales, for the June 1998 quarter primarily due to the exclusive distribution of a greater number of stronger performing VHS titles (new release and catalogue) in the June 1999 quarter as compared to the June 1998 quarter.

  Cost of sales (DVD, LD, CD and VHS collectively) for the June 1999 quarter was $13,626,000, or 75.6% of net sales, compared to $13,197,000, or 77.0% of net sales, for the June 1998 quarter. The improved gross profit margins for the June 1999 quarter primarily reflect the shift in sales mix from LD to DVD programming and incremental gross profit contributed by Ken Crane's operations offset, in part, by increased labor costs associated with expedited order processing caused by the difficulties the Company encountered implementing the software required to run the Company's Las Vegas warehouse and distribution facility. Gross margins on exclusive DVD sales are currently higher than on exclusive LD sales. Gross margins on nonexclusive DVD sales are comparable to nonexclusive LD sales. DVD replication costs, on a per-title basis, are less than half of LD costs. The Company expects DVD replication costs to decline in the future as the format continues to become more widely accepted by consumers and the volume of DVD replication increases. Currently, management does not foresee a continuation of material decreases in the net realizable values of the Company's LD related assets. The Company, however, will continue to evaluate the recoverability of LD-related assets based upon the facts and circumstances at the time of the evaluation and management's reasonable estimate of future events and the Company may at that time be required to record additional charges.

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

  Selling expenses for the June 1999 quarter increased 64.5% to $2,022,000, or 11.2% of net sales, from $1,229,000, or 7.2% of net sales, for the June 1998 quarter. Exclusive of the selling expenses and net sales contributions of Ken Crane's in the June 1999 quarter as well as the selling expenses and net sales contributions of U.S. Laser in the June 1998 quarter, selling expenses for the June 1999 quarter increased 23.1% to $1,407,000, or 8.3% of net sales, from $1,143,000, or 6.8% of net sales, for the June 1998 quarter. The increase in the June 1999 quarter selling expenses, as a percentage of net sales, was primarily due to higher freight expenses due to expedited order shipments caused by the Las Vegas, Nevada warehouse and distribution facility difficulties and additional personnel and higher personnel costs in the Company's sales department to support the Company's multiple formats (DVD, LD, VHS and CD programming) as well as multiple distribution channels (wholesale, retail, direct-to-consumer mail order, and Internet). The aforementioned increases in selling expenses were offset, in part, by reduced trade advertisements as well as reduced costs associated with the Company's new version of its monthly Preview Magazine which was previously offered free of charge to retail customers but is now offered only to distributors. For comparative purposes, Ken Crane's incurred selling expenses of $615,000 in the June 1999 quarter, whereas U.S. Laser incurred selling expenses of $86,000 in the June 1998 quarter.

  General and administrative expenses for the June 1999 quarter increased 53.4% to $1,873,000, or 10.4% of net sales, from $1,221,000, or 7.1% of net sales, for the June 1998 quarter. Exclusive of the general and administrative expenses and net sales contributions of Ken Crane's in the June 1999 quarter as well as the general and administrative expenses and net sales contributions of U.S. Laser in the June 1998 quarter, general and administrative expenses for the June 1999 quarter increased 40.2% to $1,558,000, or 9.2% of net sales, from $1,111,000, or 6.6% of net sales, for the June 1998 quarter. General and administrative costs for the June 1999 quarter increased primarily due to higher personnel costs, increased depreciation and amortization of fixed assets which is attributable to the commencement of depreciating the Las Vegas warehouse and distribution facility building, equipment and software during the June 1999 quarter and higher professional fees for legal and investor relations. For comparative purposes, Ken Crane's incurred general and administrative expenses of $315,000 in the June 1999 quarter, whereas U.S. Laser incurred general and administrative expenses of $110,000 in the June 1998 quarter.

  Amortization of production costs for the June 1999 quarter decreased 10.5% to $1,008,000, or 5.6% of net sales, from $1,126,000, or 6.6% of net sales, for the June 1998 quarter. The Company produced fewer exclusive LD titles and has increased its exclusive DVD production in the June 1999 quarter compared to the June 1998 quarter. DVD's production process requires the added interim step of authoring and compression, which is more costly than the mastering of LD titles. The decrease in the June 1999 quarter amortization costs is attributable to operational efficiencies attained by the creative services and production departments since the Company's first exclusive DVD release in June 1997, as well as lower comparative authoring and compression costs. Amortization of production costs will vary based upon the mix, timing and number of exclusive DVD and LD titles placed into production. The Company has purchased its own authoring and compression equipment during the June 1999 quarter in order to bring this aspect of DVD production in-house and lower per-title DVD production costs.

  Amortization of goodwill for the June 1999 quarter was $124,000, or 0.7% of net sales, and represents goodwill amortization from the acquisition of Ken Crane's. There was no goodwill in the June 1998 quarter.

  Interest expense, net of interest income, for the June 1999 quarter increased 111.9% to $320,000, or 1.8% of net sales, from $151,000, or 0.9% of net sales, for the June 1998 quarter. The increase is attributable primarily to higher weighted average debt levels during the June 1999 quarter.

  Other income of $239,000, or 1.3% of net sales, consists primarily of $190,000 received as a result of a confidential settlement agreement with one of the nondebtor defendants to the Company's continuing litigation against LEI Partners, L.P. and approximately $40,000 representing the minority interest in the Aviva joint venture.

  The Company did not record an income tax expense in the June 1999 quarter as a result of its net loss. Comparatively, $11,000 was recorded for the June 1998 quarter.

  For the three months ended June 30, 1999, the Company recorded a net loss of $714,000, or $.04 per basic and diluted share, compared to net income of $205,000, or $.02 per basic and diluted share, for the three months ended June 30, 1998.

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

  In March 1998, the AICPA's Accounting Standards Executive Committee ("AcSEC") issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed for Internal Use." SOP 98-1 provides guidance on the capitalization of software for internal use. SOP 98-1 is effective for financial statements for periods beginning after December 15, 1998. The Company adopted the provisions of SOP 98-1 on April 1, 1999. Costs incurred related to the warehouse management system software for the Nevada facility have been recorded consistent with the provisions of SOP 98-1.

  AcSEC issued SOP 98-5, "Reporting on the Cost of Start-Up Activities" in April 1998. SOP 98-5 requires that all costs of start-up activities, including organization costs, be expensed as incurred. SOP 98-5 is effective for financial statements for periods beginning after December 15, 1998. The Company adopted the provisions of SOP 98-5 on April 1, 1999. Management believes adoption of SOP 98-5 will not have a material impact on the Company's financial position or results of operations.

INFLATION

  Management believes that inflation is not a material factor in the operation of the Company's business at this time.

LIQUIDITY AND CAPITAL RESOURCES

  The Company's working capital requirements vary primarily with the level of its licensing, production and distribution activities. The principal recurring uses of working capital in operations are for program licensing costs (i.e., royalty payments, including advances, to program suppliers), distribution fee advances, manufacturing and production costs, costs of acquiring finished product for wholesale distribution and selling, general and administrative expenses. Working capital has historically been provided by cash flows from operations, private and public sales of common stock, notes representing short- and long-term debt and bank borrowings. For the three months ended June 30, 1999, operating activities used cash and cash equivalents of $3,003,000, investing activities used cash and cash equivalents of $811,000 and financing activities provided cash and cash equivalents of $3,172,000, resulting in a net decrease in cash and cash equivalents of $642,000.

  Sources and Uses of Working Capital, Three Months Ended June 30, 1999 and
  -------------------------------------------------------------------------
1998.  For the June 1999 quarter, the Company's net cash used in operating
----
activities was $3,003,000, as compared to net cash provided by operating activities of $1,243,000 for the June 1998 quarter. The significant increase in net cash used in operating activities for the June 1999 quarter resulted from substantial pay down of accounts payable (in the normal course of business) and increases in royalty and distribution fee advances and prepaid assets offset, in part, by collections of accounts receivable. Comparatively, net cash provided by operations for the June 1998 quarter resulted from an increase in accounts payable and recoupment of royalty and distribution fees offset, in part, by increase in accounts receivable. Net cash used in investing activities, consisting entirely of capital expenditures, increased 11% to $811,000 for the June 1999 quarter from $730,000 for the June 1998 quarter. Net cash provided by financing activities was $3,172,000 for the June 1999 quarter compared to net cash used in financing activities of $783,000 for the June 1998 quarter. Net cash provided by financing activities during the June 1999 quarter resulted from advances under the

Company's revolving credit facility to fund DVD royalty and distribution fee advances and to pay down accounts payable. The aforementioned changes for the June 1999 quarter resulted in net cash and cash equivalents decreasing 41% to $910,000 at June 30, 1999 from $1,552,000 at March 31, 1999.

Management believes that its internal and external sources of funding are adequate to meet anticipated needs for the next 12 months. Should the Company be presented with exclusive DVD distribution opportunities which require significant advance royalty or distribution fee payments, the Company may seek additional debt and/or equity financing.

  Financing Activities.
  --------------------

     Revolving Credit and Term Loan Facility. On December 28, 1998, the Company entered into a Loan and Security Agreement with Foothill Capital Corporation ("Foothill"). The Foothill Agreement provides for revolving advances and the issuance of and guaranty of standby letters of credit under a $12 million revolving credit facility and a series of term loans under a $500,000 capital expenditure term loan facility. The term of the Foothill Agreement is three years, renewable automatically thereafter for successive one-year periods. At June 30, 1999, the Company had a total of $5,326,000 outstanding under the revolving credit and term loan facilities and had borrowing availability of $5,001,000 and $500,000, respectively, net of amounts utilized for outstanding letters of credit. At June 30, 1999, the Company also had $1.5 million of outstanding standby letters of credit issued or guaranteed by Foothill which expire on various dates from November 15, 1999 to June 15, 2000. These letters of credit secure balances due to program suppliers.

     Construction Credit Facility. On September 30, 1998, the Company converted an existing construction loan with Bank of America National Trust and Savings Association in Nevada to a revolving line of credit (the "Revolving Line"). Under the Revolving Line, the Company may repay and reborrow principal amounts provided the outstanding borrowings do not exceed the maximum available commitment of $3,305,000 at June 30, 1999. The maximum available commitment is reduced quarterly by $43,000. The Revolving Line expires January 31, 2008. The Company has the option under the Revolving Line to borrow at the bank's prime rate plus 1.25% or for fixed periods at LIBOR plus either 2.25% or 2.65% depending on the level of the Company's debt service coverage ratio, as defined. At June 30, 1999, $3,305,000 in borrowings were outstanding under the Revolving Line, of which $5,000 were borrowed at prime rate plus 1.25% option (9.25% at June 30, 1999) and $3,300,000 were borrowed at LIBOR plus 2.25% (7.62% at June 30, 1999).

     Convertible Subordinated Note Payable. The Company entered into a Credit Agreement with Image Investors Co. ("IIC"), a principal stockholder of the Company owned and controlled by John W. Kluge and Stuart Subotnick, dated as of September 29, 1997, pursuant to which the Company borrowed $5,000,000 from IIC, with interest payable quarterly at 8% per annum, and principal due in five years. The loan is unsecured and subordinated to any obligations to Foothill and is convertible into the Company's common stock at any time during the term at a conversion price of $3.625 per share, the closing price of the Company's common stock on September 29, 1997.

     Note Payable to Bank. In July 1997, the Company entered into a Business Loan Agreement (the "Business Loan Agreement") with Pioneer Citizens Bank in Nevada. Borrowings under the Business Loan Agreement, as amended, bear interest at prime plus 1.75% (9.75% at June 30, 1999), mature on August 1, 2000 and are secured by a deed of trust on the approximately 8.8 acres of land adjacent to the Company's 8.4 acre warehouse and distribution facility site in Las Vegas, Nevada. There were $1,215,000 in borrowings outstanding under the Business Loan Agreement at June 30, 1999. The Company is required to make principal reduction of approximately $122,000 on February 1, 2000.

     Distribution Equipment Lease Facility. The Company's March 1997 Lease Intended as Security Agreement (the "Lease") with BankAmerica Leasing and Capital Corporation provided for advances to purchase distribution machinery and equipment utilized in the Company's Nevada warehouse and distribution facility through the delivery, installation and acceptance date of the equipment (the "Advance Rent Period"). The Advance Rent Period ended March 31, 1999. The "Base Rent Period" began on the machinery and equipment acceptance date (April 1, 1999). During the Base Rent Period, the outstanding borrowings will be amortized, over 18 consecutive quarterly installments, to a $1 purchase option, with the first such installment paid on June 30, 1999. The variable implicit interest for each leased unit is the three-month LIBOR plus 2.719% (8.09% at June 30, 1999). There were $1,692,000 in borrowings outstanding under the Lease at June 30, 1999.

  Formation of Joint Venture Limited Liability Company.
  ----------------------------------------------------

  In June 1999, the Company completed the joint venture formation of Aviva International, LLC, a California limited liability company ("Aviva") with Michael Lopez ("Lopez"), President of International Consulting & Business Management. Aviva is 50% owned by each of the Company and Lopez. Aviva was formed to develop, acquire, produce, finance and distribute entertainment programming for worldwide broadcast, international home video, and the Internet with an emphasis on music related projects such as live concerts and event programming. Additionally, Aviva will act as international sales agent for the Company's licensed programming. In accordance with the joint venture operating agreement, the initial term of the joint venture will be one year, with an option to renew for additional successive periods upon mutual agreement of the Company and Lopez. Lopez will serve as Manager of Aviva. Both the Company and Lopez will contribute funds to Aviva (as initial working capital) in the form of interest-bearing loans. Although the Company owns 50% of the joint venture, it can exercise control over the operations of Aviva. As a result, Aviva will be consolidated with the operations of the Company. Accordingly, the loss of Aviva since the date of formation is included in the Company's statement of operations for the three months ended June 30, 1999. Pro forma information has not been provided as its impact on the consolidated statement of operations for the period presented is not material.

  For the quarter ended June 30, 1999, Aviva did not recognize any sales revenue and had operating expenses totaling $80,000. The Company has recognized 50% of Aviva's net loss for the three months ended June 30, 1999, approximately $40,000, in its consolidated statement of operations for the three months ended June 30, 1999.

  Other Obligations.
  -----------------

  At June 30, 1999, the Company had future license obligations for royalty advances, minimum guarantees and other fees of $3,993,000 due during fiscal 2000, $295,000 due during fiscal 2001 and $66,000 due during fiscal 2002. These advances and guarantees are recoupable against royalties and distribution fees earned by the licensors and program suppliers, respectively. Depending upon the competition for license and exclusive distribution rights, the Company may have to pay increased advances, guarantees and/or royalty rates in order to acquire or retain such rights in the future.

  Impact of Year 2000.
  -------------------

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

  State of Readiness. The Company has completed the discovery and planning phases for both its information technology systems and non-information technology systems. Approximately 25% of the systems addressed were found to require some level of remediation or replacement. The Company has substantially completed the resolution phase with respect to such systems, for which all affected hardware, software and equipment has been repaired, upgraded or replaced. The Company expects to have completed the testing and implementation phases by September 30, 1999. Through June 30, 1999, the Company estimates that its testing phase is approximately 90% complete.

  Additionally, the Company is conducting a comprehensive Year 2000 supplier/customer readiness assessment with all of its significant third-party suppliers and customers. This assessment consists of distributing a questionnaire to significant third-party suppliers (including those which manufacture/supply approximately 75% of the exclusive optical discs and packaging and finished nonexclusive optical disc programming purchased by the Company) and significant third-party customers (including the Company's largest retail customers). Through June 30, 1999, approximately 75% of the Company's customers and suppliers have responded to the questionnaires, and these responses are being analyzed to determine their progress in addressing the Year 2000 problem; however, the Company's suppliers and customers are under no contractual obligation to provide such information about their Year 2000 compliance. The Company expects to complete its investigation of the state of Year 2000 readiness of significant third party suppliers and customers by September 30, 1999.

  Costs. Through June 30, 1999, the Company has spent approximately $30,000 on the discovery, planning, resolution and testing phases for both information technology and non-information technology systems. The Company expects the remainder of the Year 2000 remediation process to cost approximately $50,000. The Company believes it has sufficient cash, cash flow and borrowing availability to fund this project. All costs are being expensed as incurred.

  Risks and Contingencies.

     Information and Non-Information Technology Systems.  In the event the
     --------------------------------------------------
Company does not complete all phases of its Year 2000 compliance program by December 1, 1999, the Company's most reasonably likely worst case scenario would be that it would temporarily have to manually process and/or outsource portions of its customer service, order processing and/or distribution functions. Additionally, the Company would potentially default on its loan covenant to be "Year 2000 Complaint" with Foothill Capital Corporation. This would potentially cross-default other debt causing such debt to be immediately due and payable. The Company's contingency plans in these areas will be finalized after the testing phase of the systems is completed (currently scheduled by September 30, 1999) and will include the manual processes and potential outsourcing of certain functions required to perform critical business functions that could be affected by Year 2000 issues.

     Significant Suppliers and Customers.  The Company has no means of ensuring
     -----------------------------------
that its significant suppliers and customers will be Year 2000 compliant.
Should the Company not receive assurance from their significant suppliers of their expected Year 2000 compliance by September 30, 1999, the Company will begin its contingency planning to identify and utilize alternative sources for its programming and other supplier provided services, where practical. The Company believes there are alternative sources for the manufacturing of its exclusive optical discs and for purchasing its finished nonexclusive catalogue optical disc programming; however, in the case of finished new release nonexclusive optical disc programming, purchases are from sole source suppliers and it may not be possible to alternatively source such product. With respect to its significant customers, the Company believes that retailer demand for optical disc programming is ultimately driven by the end-consumer. Should the Company not receive assurance from their significant customers of their expected Year 2000 compliance by September 30, 1999, the Company will begin its contingency planning to identify those retailers that expect to be Year 2000 compliant and focus Year 2000 sales efforts toward such retailers.

  Impact of Year 2000 -- Ken Crane's.
  ----------------------------------

  Ken Crane's, acquired by the Company in January 1999, utilizes its own custom computer software to support its point of sale operating system, including order entry, invoicing and cash and inventory management functions. Ken Crane's also utilizes custom computer software to support its Internet web site at www.kencranes.com. The Company completed its Year 2000 compliance upgrade of the existing computer software and hardware in August 1999. The upgraded software and hardware is currently being tested for Year 2000 compliance. The Company believes that Ken Crane's information technology systems and significant non-information technology systems will Year 2000 compliant by September 30, 1999.

FORWARD-LOOKING STATEMENTS

  Forward-looking statements, within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, are contained throughout this Form 10-Q. Such statements are based on the beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. When used in this report, the words "anticipate," "believe," "estimate," "may," "plan," "expect" and similar expressions, variations of such terms or the negative of such terms as they relate to the Company or its management are intended to identify such forward-looking statements and should not be regarded as a representation by the Company, its management or any other person that the future events, plans or expectations contemplated by the Company will be achieved. Such statements are based on management's current expectations and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, the Company's actual results, performance or achievements could differ materially from those expressed in, or implied by, any such forward-looking statements. The Company has made forward-looking statements in this Form 10-Q concerning, among other things: (1) that DVD has established itself as an accepted video format; (2) that DVD replication costs will decline in the future; (3) whether the Company's LD-related assets will continue to have material decreases in net realizable value; and (4) the most likely worst case scenario if the Company does not complete its Year 2000 compliance program in a timely manner. These statements are only predictions. Actual events or results may differ materially as a result of risks facing the Company. These risks include, but are not limited to: (1) changing consumer tastes and preferences;
(2) supply and demand factors influencing DVD replication vendor pricing; (3) willingness of LD licensors and nonexclusive LD product suppliers to continue to release LD programming; (4) cost/benefit relationship of continuing to release LD programming; (5) the significance of any Year 2000 problem or the Company's reliance on the public Year 2000 compliance statements of vendors and significant customers when in fact they are actually not Year 2000 compliant. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to announce publicly the result of any revisions to any of the forward-looking statements contained in this and other Securities and Exchange Commission filings of the Company to reflect future events or developments.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.
         ----------------------------------------------------------

The Company's obligations to its lenders are subject to fluctuations in interest rates (both in the prime rate as well as in the LIBOR), however, the Company has not experienced a material change in interest rates from its fiscal year ended March 31, 1999.

               REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------

  The condensed consolidated financial statements as of June 30, 1999 and for the three-month periods ended June 30, 1999 and 1998 in this Form 10-Q have been reviewed by KPMG LLP, independent certified public accountants, in accordance with established professional standards and procedures for such a review.

  The report of KPMG LLP commenting upon their review follows.

                      Independent Auditors' Review Report
                      -----------------------------------

The Board of Directors and Shareholders
Image Entertainment, Inc.:

We have reviewed the condensed consolidated balance sheet of Image Entertainment, Inc. and subsidiary as of June 30, 1999, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended June 30, 1999 and 1998. These condensed consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Image Entertainment, Inc. and subsidiary as of March 31, 1999, and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended; and in our report dated May 21, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of March 31, 1999, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                    /s/ KPMG LLP

Los Angeles, California
August 4, 1999

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

      On November 13, 1998, the Company filed a complaint in the Superior Court of the State of California, County of Los Angeles (Case No. SC 054918), against its former attorneys, Stephen P. Reid, A Professional Law Corporation, Stephen
P. Reid, and Reid & Co., for breach of fiduciary duty and legal malpractice.
The claims alleged arise out of defendants' representation of LEI and its principals, without the Company's informed and written consent, in matters directly related to the subject of defendants' prior representation of the Company. The complaint seeks compensatory damages of not less than $5 million plus interest. The parties are in the process of completing the discovery phase of the litigation. Trial is set for February 22, 2000.

      On July 12, 1999, the Company was named as a defendant in an Adversary Proceeding (the "Adversary Proceeding") filed by One Stop Recovery LLC, as Trustee for AEC One Stop, Inc. ("Plaintiff") in connection with the July 1997 Chapter 11 Bankruptcy of Alliance Entertainment Corp. ("Alliance"). The Adversary Proceeding is pending in the United States Bankruptcy Court for the Southern District of New York. In the Adversary Proceeding, the Plaintiff is seeking to recover approximately $1,740,000 in alleged preferential transfers (including payments made and goods returned) made by Alliance within the 90-day period immediately preceding the commencement of its bankruptcy case. The Company intends to vigorously defend itself in the Adversary Proceeding. While it is not feasible to predict or determine the outcome of the Adversary Proceeding, management does not believe that it would have a material adverse effect on the Company's financial position, results of operations or liquidity.

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

                            IMAGE ENTERTAINMENT, INC.



Date: August 12, 1999       By:  /S/ MARTIN W. GREENWALD
                                 -----------------------
                                 Martin W. Greenwald
                                 Chairman of the Board, Chief Executive Officer,
                                 President and Treasurer



Date: August 12, 1999       By:  /S/ JEFF M. FRAMER
                                 ------------------
                                 Jeff M. Framer
                                 Chief Financial Officer

================================================================================
                                 EXHIBIT INDEX
================================================================================

Exhibit No.    Description
--------------------------------------------------------------------------------

10.1 + 1999 Performance Restricted Stock Unit Award Agreement, dated as of July 1, 1999 (and related 1999 General Provisions) between the Company and each of Martin W. Greenwald, Cheryl Lee, Jeff Framer and David Borshell.

10.2 Limited Liability Company Operating Agreement of Aviva International, LLC dated as of June 21, 1999 by and between the Company and Michael Lopez.

15 *           Consent Letter of KPMG LLP, Independent Certified Public
               Accountants.

27 *           Financial Data Schedule Three Months Ended June 30, 1999.

--------------------

              * Exhibit(s) not previously filed with the Securities and Exchange Commission.

              +    Management Contracts, Compensatory Plans or Arrangements.