Form 10-Q
period 1999-09-30
IMAGE ENTERTAINMENT INC
filed 1999-11-12
CIK 216324

--------------------------------------------------------------------------------
================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                            _______________________

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For The Quarterly Period Ended September 30, 1999

                                       OR
[_]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 For The Transition Period From .......To........

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

Number of shares outstanding of the registrant's common stock on November 5,
1999:   16,457,032


================================================================================
--------------------------------------------------------------------------------

                       =================================
                        PART I - FINANCIAL INFORMATION
                       =================================

ITEM 1.  Financial Statements.
         --------------------

                           IMAGE ENTERTAINMENT, INC.

                          CONSOLIDATED BALANCE SHEETS

                     September 30, 1999 and March 31, 1999

--------------------------------------------------------------------------------

                                     ASSETS

                                                   September 30, 1999    March 31, 1999
                                                   -------------------   --------------
                 (In thousands)                        (unaudited)

Cash and cash equivalents                                     $   726           $ 1,552

Accounts receivable, net of allowances of
 $3,525 - September 30, 1999;
 $3,475 - March 31, 1999                                       10,347            11,954

Inventories (Note 2)                                           15,924            16,691

Royalties and distribution fee advances                         5,680             3,173

Prepaid expenses and other assets                               1,643               807

Property, equipment and improvements, net of
 accumulated depreciation and amortization of
 $5,740 - September 30, 1999;
 $5,295 - March 31, 1999                                       13,363            14,494

Land held for sale (Note 4)                                     1,800                --

Goodwill                                                        7,269             7,774
                                                              -------           -------

                                                              $56,752           $56,445
                                                              =======           =======




          See accompanying notes to consolidated financial statements

                           IMAGE ENTERTAINMENT, INC.

                          CONSOLIDATED BALANCE SHEETS

                     September 30, 1999 and March 31, 1999

--------------------------------------------------------------------------------

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                               September 30, 1999    March 31, 1999
                                                               -------------------   ---------------
(In thousands, except share data)                                  (unaudited)

LIABILITIES:

Accounts payable and accrued liabilities                                 $ 11,918          $ 16,101

Accrued royalties and distribution fees                                     2,623             2,665

Revolving credit and term loan facility (Note 4)                            8,294             1,874

Real estate credit facility (Note 4)                                        3,262             3,348

Distribution equipment lease facility (Note 4)                              1,607             1,775

Convertible subordinated note payable                                       5,000             5,000

Note payable (Note 4)                                                       1,215             1,350
                                                                         --------          --------

     Total liabilities                                                     33,919            32,113
                                                                         --------          --------

SHAREHOLDERS' EQUITY:

Preferred stock, $1 par value, 3,366,000 shares
  authorized; none issued and outstanding                                      --                --

Common stock, no par value, 30,000,000 shares authorized;
  16,457,000 and 16,417,000 issued and outstanding
  at September 30, 1999 and March 31, 1999, respectively                   31,782            31,725

Additional paid-in capital                                                  3,064             3,064

Accumulated deficit                                                       (12,013)          (10,457)
                                                                         --------          --------

  Net shareholders' equity                                                 22,833            24,332
                                                                         --------          --------

                                                                         $ 56,752          $ 56,445
                                                                         ========          ========

          See accompanying notes to consolidated financial statements

                           IMAGE ENTERTAINMENT, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

             For the Three Months Ended September 30, 1999 and 1998

--------------------------------------------------------------------------------


(In thousands, except per share data)        1999       1998
                                           --------   --------

NET SALES                                  $17,817    $13,834

OPERATING COSTS AND EXPENSES:
  Cost of sales                             13,267     10,607
  Selling expenses                           2,190      1,284
  General and administrative expenses        1,906      1,408
  Amortization of production costs             856      1,067
  Amortization of goodwill                     125         --
                                           -------    -------

                                            18,344     14,366
                                           -------    -------

OPERATING LOSS                                (527)      (532)

OTHER EXPENSES (INCOME):
  Interest expense, net                        402        155
  Other                                        (87)        --
                                           -------    -------

                                               315        155
                                           -------    -------

NET LOSS                                   $  (842)   $  (687)
                                           =======    =======

NET LOSS PER SHARE (Note 3):
  Basic and diluted                          $(.05)     $(.05)
                                           =======    =======

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING (Note 3):
  Basic and diluted                         16,457     13,546
                                           =======    =======




          See accompanying notes to consolidated financial statements

                           IMAGE ENTERTAINMENT, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

              For the Six Months Ended September 30, 1999 and 1998

--------------------------------------------------------------------------------


(In thousands, except per share data)        1999       1998
                                           --------   --------

NET SALES                                  $35,837    $30,974

OPERATING COSTS AND EXPENSES:
  Cost of sales                             26,893     23,804
  Selling expenses                           4,212      2,514
  General and administrative expenses        3,779      2,629
  Amortization of production costs           1,864      2,193
  Amortization of goodwill                     249         --
                                           -------    -------

                                            36,997     31,140
                                           -------    -------

OPERATING LOSS                              (1,160)      (166)

OTHER EXPENSES (INCOME):
  Interest expense, net                        722        306
  Other                                       (326)        --
                                           -------    -------

                                               396        306
                                           -------    -------

LOSS BEFORE INCOME TAXES                    (1,556)      (472)

INCOME TAXES                                    --         11
                                           -------    -------

NET LOSS                                   $(1,556)   $  (483)
                                           =======    =======

NET LOSS PER SHARE (Note 3):
  Basic and diluted                          $(.09)     $(.04)
                                           =======    =======

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING (Note 3):
  Basic and diluted                         16,444     13,526
                                           =======    =======




          See accompanying notes to consolidated financial statements

                           IMAGE ENTERTAINMENT, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

              For the Six Months Ended September 30, 1999 and 1998

--------------------------------------------------------------------------------


(In thousands)                                                       1999       1998
                                                                   --------   --------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                           $(1,556)   $  (483)

Adjustments to reconcile net loss
  to net cash provided by (used in) operating activities:
     Amortization of production costs                                1,864      2,193
     Amortization of goodwill                                          249         --
     Depreciation and other amortization                               790        329
     Amortization of restricted stock units                             85         30
     Provision for slow-moving inventories                             464        349
     Provision for estimated doubtful accounts                          --         29
Changes in assets and liabilities associated
  with operating activities:
     Accounts receivable                                             1,607        485
     Inventories                                                     1,345       (574)
     Royalty and distribution fee advances, net                     (2,507)       593
     Production cost expenditures                                   (2,649)    (2,498)
     Prepaid expenses and other assets                                (836)      (135)
     Accounts payable, accrued royalties and liabilities            (4,235)       299
                                                                   -------    -------

     Net cash (used in) provided by operating activities            (5,379)       617
                                                                   -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:

Net cash used in investing activities -- capital expenditures       (1,231)    (1,718)
                                                                   -------    -------




          See accompanying notes to consolidated financial statements

                           IMAGE ENTERTAINMENT, INC.

                                  (unaudited)

              For the Six Months Ended September 30, 1999 and 1998

--------------------------------------------------------------------------------


(In thousands)                                                   1999        1998
                                                               ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Advances under revolving credit and term loan facility       $ 42,317    $ 22,161
  Repayment of advances under revolving credit and
    term loan facility                                          (36,125)    (20,716)
  Repayment of advances under real estate credit facility           (86)         --
  Repayment of note payable                                        (135)         --
  Principal payments under lease facility                          (168)         --
  Net proceeds from exercise of stock options                        33         160
  Additional offering costs from issuance of common stock           (52)         --
                                                               --------    --------

     Net cash provided by financing activities                    5,784       1,605
                                                               --------    --------

NET (DECREASE) INCREASE IN CASH AND
  CASH EQUIVALENTS                                                 (826)        504

  Cash and cash equivalents at beginning of period                1,552       1,015
                                                               --------    --------

  Cash and cash equivalents at end of period                   $    726    $  1,519
                                                               ========    ========

SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION:

  Cash paid during the period for:
     Interest                                                  $    634    $    436
                                                               ========    ========

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:

During the September 1999 quarter, the Company incurred $228,000 relating to the purchase and installation of authoring and compression equipment. These costs were funded under the Company's term loan facility with Foothill Capital Corporation.

On June 30, 1999, the Company issued 11,407 shares of common stock to officers (net of shares withheld for payment of related income taxes) pursuant to restricted stock units which vested on June 30, 1999. The Company increased common stock at June 30, 1999 by approximately $76,000, the value of the net shares issued.


          See accompanying notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
--------------------------------------------------------------------------------

Note 1.  Basis of Presentation.

The accompanying condensed consolidated financial statements include the accounts of Image Entertainment, Inc., its wholly-owned subsidiaries Image Newco, Inc. ("Ken Crane's," which was acquired on January 11, 1999) and U.S. Laser Video Distributors, Inc. ("U.S. Laser," which ceased operations on July 15, 1998) and the 50%-owned joint venture, Aviva International, LLC (which began operations during the June 1999 quarter (see Note 6)) (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Annual Report on Form 10-K of the Company for the year ended March 31, 1999. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three and six months ended September 30, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2000. The accompanying consolidated financial information for the three and six months ended September 30, 1999 and 1998 should be read in conjunction with the Financial Statements, the Notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K for the period ended March 31, 1999.

The preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. The significant areas requiring the use of management's estimates relate to allowances for slow-moving inventories, doubtful accounts receivables, unrecouped royalty/distribution fee advances and sales returns. These estimates are based on management's knowledge of current events and actions management may undertake in the future, therefore, actual results may ultimately differ from management's estimates.

Note 2.      Inventories.

Inventories at September 30, 1999 and March 31, 1999 are summarized as follows:

                                                          September 30,    March 31,
(In thousands)                                                1999           1999
                                                          --------------   ----------
  LD                                                            $ 8,352      $12,125
  DVD                                                            10,268        9,724
  Other                                                             354          500
                                                                -------      -------
                                                                 18,974       22,349
  Reserve for slow-moving inventories (primarily LD)             (7,469)      (9,291)
                                                                -------      -------
                                                                 11,505       13,058
  Production costs, net                                           4,419        3,633
                                                                -------      -------
                                                                $15,924      $16,691
                                                                =======      =======

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
--------------------------------------------------------------------------------

Inventories consist primarily of finished product for sale and are stated at the lower of average cost or market.

Production costs are net of accumulated amortization of $6,877,000 and $6,955,000 at September 30, 1999 and March 31, 1999, respectively.

Note 3.  Net Loss per Share.

The following presents a reconciliation of the numerators and denominators used in computing basic and diluted net loss per share for the three and six months ended September 30, 1999 and 1998:

                                            Three months     Three months      Six months      Six months
                                               ended            ended            ended           ended
                                           September 30,    September 30,    September 30,     September 30,
                                                1999             1998             1999            1998
                                           --------------   --------------   --------------   ------------
(In thousands, except per share data)

Net loss (basic and diluted
  numerator)                                     $  (842)         $  (687)         $(1,556)       $  (483)
                                                 =======          =======          =======    ===========

Weighted average common
  shares outstanding (basic and
  diluted denominator)                            16,457           13,546           16,444         13,526
                                                 =======          =======          =======    ===========

Basic and diluted net loss
  per share                                      $  (.05)         $  (.05)         $  (.09)       $  (.04)
                                                 =======          =======          =======    ===========

Diluted net loss per share for the three and six months ended September 30, 1999 and 1998 is based only on the weighted average number of common shares outstanding during the periods, as inclusion of common stock equivalents (common stock options and common stock underlying the convertible subordinated note payable) would be antidilutive. Common stock options and common stock underlying the convertible subordinated note payable together totaling 2,553,000 and 2,764,000 shares of common stock at September 30, 1999 and 1998, respectively, were outstanding but not included in the computations of diluted net loss per share for the three and six months ended September 30, 1999 and 1998.

Note 4.  Debt.

Revolving Credit and Term Loan Facility.  At September 30, 1999, the Company had
---------------------------------------
$8,066,000 outstanding under its revolving credit facility and $228,000 outstanding under its term loan facility with Foothill Capital Corporation ("Foothill") and had borrowing availability of $2,434,000 and $272,000, respectively, net of amounts utilized for outstanding standby letters of credit. In November 1999, the Company and Foothill amended the December 28, 1998 Loan and Security Agreement increasing the maximum revolving advance limit from $12,000,000 to $15,000,000.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
--------------------------------------------------------------------------------

At September 30, 1999, the Company had $1.5 million of outstanding standby letters of credit issued or guaranteed by Foothill of which $1.2 million expire on or about November 15, 1999 and $300,000 expire June 30, 2000. These standby letters of credit secure trade payables due to program suppliers.

Real Estate Credit and Distribution Equipment Lease Facilities.  At September
--------------------------------------------------------------
30, 1999, the Company was not in compliance with the covenant establishing the maximum ratio of total liabilities to tangible net worth set forth in its real estate credit facility with Bank of America National Trust and Savings Association (Nevada). However, at the Company's request, the lender waived the noncompliance for the period ended September 30, 1999, and amended the covenant so that in future periods subordinated notes payable would be excluded from the covenant calculation. The identical covenant was incorporated by reference to the Company's distribution equipment lease facility with BankAmerica Leasing and Capital Corporation. The waiver of noncompliance and the subsequent amendment automatically applied. The Company was in compliance with all other financial and operating covenants at September 30, 1999.

Note Payable to Bank.  In August 1999, the Company and Pioneer Citizens Bank in
--------------------
Nevada amended the July 1997 Business Loan Agreement (the "Business Loan Agreement") extending the maturity date on the Company's outstanding borrowings from August 1, 1999 to August 1, 2000. The Company is required to make a principal reduction of approximately $122,000 on February 1, 2000.

In November 1999, the Company opened escrow for the sale (to a real estate developer) of approximately 3.8 acres of the 8.8 acres of land (adjacent to the Company's 8.4 acre warehouse and distribution facility site in Las Vegas, Nevada and securing the outstanding borrowings under the Business Loan Agreement). The net proceeds from the sale are expected to be approximately $1,800,000. Escrow is scheduled to close by December 1, 1999, subject to standard closing conditions. The Company does not anticipate recording a significant gain on the sale of the property as the net sale price of the property approximates its historical cost. Upon a successful close of escrow, the Company intends to use the net proceeds to pay down the outstanding borrowings under the Business Loan Agreement, totaling $1,215,000 at September 30, 1999. The Company reclassified the historical cost of the 3.8 acres from property, equipment and improvements to land held for sale in the accompanying consolidated balance sheet at September 30, 1999.

Note 5.  Segment Information.

In accordance with the requirements of SFAS No. 131, "Disclosures about Segments of and Enterprise and Related Information," selected financial information regarding the Company's reportable business segments, wholesale and retail distribution (Ken Crane's) of primarily DVDs and LDs, are presented below. Management evaluates segment performance based primarily on net sales and income
(loss) before income taxes. Interest income and expense is evaluated on a consolidated basis and not allocated to the Company's business segments. Comparable data for the three and six months ended September 30, 1998 is not presented as the acquisition of Ken Crane's occurred during January 1999, therefore the retail distribution segment was immaterial during this period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
--------------------------------------------------------------------------------

For the three and six months ended September 30, 1999:

                                                  Three months           Six months
                                                      ended                 ended
(In thousands)                                  September 30, 1999    September 30, 1999
                                                -------------------   -------------------
Net sales:
 Wholesale distribution                                    $17,242               $34,259
 Retail distribution                                         3,449                 7,226
                                                           -------               -------
                                                            20,691                41,485
 Inter-segment eliminations/(1)/                            (2,874)               (5,648)
                                                           -------               -------
 Consolidated net sales                                    $17,817               $35,837
                                                           =======               =======

Segment income (loss) before income taxes:
 Wholesale distribution                                    $    81               $  (281)
 Retail distribution                                          (850)               (1,233)
                                                           -------               -------
                                                              (769)               (1,514)
 Inter-segment eliminations/(2)/                               (73)                  (42)
                                                           -------               -------
 Consolidated loss before income taxes                     $  (842)              $(1,556)
                                                           =======               =======

                                                           As of
(In thousands)                                             September 30, 1999
                                                           ------------------
Total assets:
 Wholesale distribution                                    $50,544
 Retail distribution                                         9,612
                                                           -------
                                                            60,156
 Inter-segment eliminations/(3)/                            (3,404)
                                                           -------
 Consolidated total assets                                 $56,752
                                                           =======

-----------------------------------------------------
(1) Elimination of inter-segment net sales.
(2) Elimination of inter-segment profit in ending inventory.
(3) Elimination of primarily inter-segment receivables.

Note 6.      Formation of Joint Venture Limited Liability Company.

In June 1999, the Company completed the joint venture formation of Aviva International, LLC, a California limited liability company ("Aviva") with Michael Lopez ("Lopez"), President of International Consulting & Business Management. Aviva is 50% owned by each of the Company and Lopez. Aviva plans to distribute entertainment programming for worldwide broadcast, international home video, and the Internet with an emphasis on music related projects such as live concerts and event programming. Additionally, Aviva will act as international sales agent for the Company's licensed programming. In accordance with the joint venture's operating agreement, the initial term of the joint venture will be one year with an option to renew for additional successive periods upon mutual agreement of the Company and Lopez. Lopez will serve as Manager of Aviva. Both the Company and Lopez contribute funds to Aviva (as initial working capital) in

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
--------------------------------------------------------------------------------

the form of interest-bearing loans. Although the Company owns 50% of the joint venture, it can exercise control over the operations of Aviva. As a result, Aviva's operating results are consolidated with the operating results of the Company. Accordingly, Aviva's operating loss, since its formation, is included in the Company's statement of operations for the three and six months ended September 30, 1999.

For the three and six months ended September 30, 1999, Aviva, as a start-up entity, did not recognize any sales revenue and had operating expenses totaling $174,000 and $254,000, respectively. The Company has recognized 50% of Aviva's net loss for the three and six months ended September 30, 1999, approximately $87,000 and $127,000, respectively, in its consolidated statements of operations for the three and six months ended September 30, 1999.

Note 7.  Adversary Proceeding -- One Stop Recovery LLC.

On July 12, 1999, the Company was named as a defendant in an Adversary Proceeding (the "Adversary Proceeding") filed by One Stop Recovery LLC, as Trustee for AEC One Stop, Inc. ("Plaintiff") in connection with the Chapter 11 bankruptcy of Alliance Entertainment Corp. ("Alliance"). The Adversary Proceeding is pending in the United States Bankruptcy Court for the Southern District of New York. In the Adversary Proceeding, the Plaintiff is seeking to recover approximately $1,740,000 in alleged preferential transfers (including payments made and the value of goods returned) made by Alliance within the 90-day period immediately preceding the commencement of its bankruptcy case. The Company intends to vigorously defend itself in the Adversary Proceeding. While it is not feasible to predict or determine the outcome of the Adversary Proceeding, management does not believe that it would have a material adverse effect on the Company's financial position, results of operations or liquidity.

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations.
         -------------

GENERAL

     The Company licenses and distributes a broad range of entertainment programming on digital video disc ("DVD") and a rapidly declining range of entertainment programming on laserdisc ("LD"). Prior to fiscal 1998, the Company's net sales were derived almost entirely from the distribution of programming in the LD format. In March 1997, DVD was introduced and the Company began distributing DVD programming on a nonexclusive wholesale basis. The Company began releasing exclusively licensed DVD programming in June 1997. In fiscal 1998, DVD and LD represented approximately 21% and 79% of the Company's net sales, respectively. In fiscal 1999, DVD and LD represented approximately 60% and 36% of the Company's net sales. For the six months ended September 30, 1999, DVD and LD represented approximately 79% and 17% of the Company's net sales, respectively. The Company also distributes music programming on compact disc ("CD") encoded in the DTS Digital Surround multichannel audio format as well as certain programming on videocassette ("VHS"). The accompanying consolidated financial information for the three and six months ended September 30, 1999 and 1998 should be read in conjunction with the Financial Statements, the Notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K for the period ended March 31, 1999.

     The Company believes that DVD has established itself as an accepted video format. Unanimous movie studio and independent program supplier support, broadening consumer acceptance, increased availability of DVD programming and players, rental programming availability in national video chains and decreasing DVD player prices have contributed to the format's growth.

     The Electronics Industries Association ("EIA") reported that from March 1997 (when DVD was first introduced) to October 29, 1999, approximately 4,404,000 DVD players were sold to consumer electronics retailers. For the first 43 weeks of calendar 1999 (ended October 29, 1999), approximately 2,976,000 DVD players were sold to consumer electronics retailers, a 314% increase over the 719,000 DVD players sold for the comparable calendar 1998 period.

     The Company continues to aggressively seek DVD programming for exclusive distribution. The Company has agreements with numerous program suppliers for the exclusive release of titles on DVD. According to VideoScan, which tracks point-of-sale data from an estimated 70 percent of the retail market (includes mass merchants and retailers but not most discount outlets or Internet retailers), the Company's market share of total exclusive DVD software unit sales for the period from January 1, 1999 through October 31, 1999 was 2.91%. The Company currently ranks tenth in market share (out of 43 DVD suppliers indexed by VideoScan) behind Warner Home Video (22.42%), Disney (11.07%), Universal Home Entertainment (10.32%), Columbia TriStar (10.26%), Paramount Home Video (7.94%), New Line (6.99%), Twentieth Century Fox Home Entertainment (5.37%), MGM (4.80%) and Artisan Entertainment (3.81%). For calendar 1998, according to VideoScan, the Company's market share of total exclusive DVD software unit sales was 2.96%, and ranked ninth in market share behind Warner Home Video (24.13%), Columbia TriStar (14.45%), Universal Home Entertainment (10.79%), MGM (10.33%), Disney (9.01%), New Line (8.34%), Artisan Entertainment (4.52%) and Paramount Home Video (3.97%). It is likely that actual market share data would differ from the above reported sales data had VideoScan captured sales data from all retailers including Internet retailers.

     The Company also distributes DVD programming on a nonexclusive basis from virtually all program suppliers with whom it does not have an exclusive agreement, making it a "one-stop" source for all DVD programming, meaning that customers who purchase exclusive titles from the Company can also purchase additional nonexclusive titles at the same time.

     Recent Developments.  The Company has substantially improved its
     -------------------
distribution operations since it experienced software and operational related distribution difficulties during the June 1999 quarter and half of the September 1999 quarter. The Company's distribution operations continue to work toward 24-hour turn-around on all current orders and toward our ultimate goal of same-day order processing. Concurrent with these efforts, the Company is upgrading its system hardware and software to accommodate direct-to-consumer fulfilment of Ken Crane's orders. The Company is also in the process of redesigning the layout, navigation and content of www.kencranes.com website and plans to launch the redesigned web site under the new name DVDPLANET.com (www.dvdplanet.com). The Company originally intended to launch and fulfill for the new website during the third quarter ending December 31, 1999 but has delayed the launch and fulfilment until the fourth quarter ending March 31, 2000 to ensure that the full efforts of the Company are focused on the important holiday selling season and to ensure that the Company's warehouse and distribution systems are ready to accommodate direct-to-consumer fulfillment.

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

RESULTS OF OPERATIONS

     The following table presents, as a percentage of net sales, selected consolidated financial data for the three and six months ended September 30, 1999 and 1998:

                                                               Three Months ended            Six Months ended
                                                                  September 30,                 September 30
                                                              -------------------            ------------------
                                                              1999/(1)/     1998             1999/(1)/    1998
                                                              --------      -----            --------      ----
Net sales:
  DVD...................................                          78.9%      47.7%               79.0%     42.3%
  LD....................................                          17.6       48.2                16.9      55.3
  Other.................................                           3.5        4.1                 4.1       2.4
                                                                 -----      -----               -----     -----
     Total net sales....................                         100.0%     100.0%              100.0%    100.0%
Cost of sales...........................                          74.4       76.7                75.0      76.8
                                                                 -----      -----               -----     -----
Gross margin............................                          25.6       23.3                25.0      23.2
Operating costs and expenses:
  Selling expenses......................                          12.3        9.3                11.8       8.1
  General and administrative expenses...                          10.7       10.2                10.5       8.5
  Amortization of production costs......                           4.8        7.7                 5.2       7.1
  Other operating costs and expenses....                           0.7         --                 0.7       --
                                                                  -----      -----               -----     -----
     Total operating costs and expenses.                          28.5       27.2                28.2      23.7
Operating loss..........................                          (2.9)      (3.9)               (3.2)     (0.5)
Other expenses, net.....................                           1.8        1.1                 1.1       1.0
                                                                  -----      -----               -----     -----
Loss before income taxes................                         (4.7)%     (5.0)%              (4.3)%    (1.5)%
                                                                  =====      =====               =====     =====

(1)  Includes the operating results of subsidiary Ken Crane's (acquired January
    1999) and the 50%-owned joint venture Aviva International, LLC (formed June
    1999)

THE THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1998

     Net sales for the September 1999 quarter increased 28.8% to $17,817,000 from $13,834,000 for the September 1998 quarter. The Company's wholesale distribution business segment contributed net sales of $17,242,000 for the September 1999 quarter, as compared to $13,772,000 for the September 1998 quarter. The Company's retail distribution business segment, solely consisting of the Company's Ken Crane's subsidiary, contributed $575,000 in net sales, after elimination of inter-segment sales totaling $2,874,000. Net sales of DVD programming for the September 1999 quarter increased 112.8% to $14,047,000, or 78.9% of net sales, from $6,600,000, or 47.7% of net sales, for the September 1998 quarter. Approximately 63% of total DVD net sales for the September 1999 quarter were derived from exclusively distributed or licensed programming versus approximately 58% for the September 1998 quarter. Continued broadening consumer acceptance and increased availability of programming following the introduction of the DVD format in March 1997 contributed to the growth in the Company's new-release and catalogue DVD sales. In addition to positive market factors, the Company has continued to acquire exclusive license and distribution rights which resulted in the Company distributing a greater number of exclusive new-release titles on DVD during the September 1999 quarter than in the September 1998 quarter. Management believes its previously disclosed distribution difficulties had a residual impact on its September 1999 quarter net sales growth of DVD programming. By the middle of its September 1999 quarter, the facility had reached the operational efficiency level of the Company's former Chatsworth, California warehouse and distribution facility which was closed in May 1999. Based upon the increased order activity of its customer base during October 1999, management believes customers are regaining confidence in the Company's distribution abilities, although there can be no assurance that there will not be some residual long-term affect on customer buying patterns.

     Net sales of LD programming for the September 1999 quarter decreased 52.9% to $3,142,000, or 17.6% of net sales, from $6,671,000, or 48.2% of net sales, for the September 1998 quarter. The DVD format directly competes with the LD format and has adversely affected the LD marketplace. Historically, the largest buyers of LD programming were the major music/video software retail chain stores. The major chain stores have replaced dedicated LD floor space with DVD product. Now, the majority of the Company's LD sales are made to the independent video stores that still promote LD and direct-to-consumer via Internet/mail-order. Due to declining demand for LD programming, the Company continues to reduce the number of new titles it releases in the LD format.
Other net sales (VHS and CD) were $628,000, or 3.5% of net sales, for the September 1999 quarter compared to $563,000, or 4.1% of net sales for the September 1998 quarter.

     Cost of sales (DVD, LD, CD and VHS collectively) for the September 1999 quarter was $13,267,000, or 74.4% of net sales, compared to $10,607,000, or 76.7% of net sales, for the September 1998 quarter. The improved gross profit margins for the September 1999 quarter primarily reflects the shift in sales mix from LD to inherently higher margin DVD programming, lower per-title DVD replication costs and incremental gross profit contributed by Ken Crane's operations. This gross profit margin improvement was partially offset by increased labor costs associated with expedited order processing caused by the distribution difficulties the Company encountered during the first half of its September 1999 quarter. The Company expects DVD replication costs to continue to decline as the format becomes more widely accepted by consumers and the volume of DVD replication increases.

     Selling expenses for the September 1999 quarter increased 70.6% to $2,190,000, or 12.3% of net sales, from $1,284,000, or 9.3% of net sales, for the September 1998 quarter. Exclusive of selling expenses and net sales contributions of Ken Crane's and the Company's 50%-owned joint venture, Aviva International, LLC (formed in the June 1999 quarter) ("Aviva") in the September 1999 quarter, selling expenses for the September 1999 quarter decreased 8.8% to $1,172,000, or 6.8% of net sales, from $1,284,000, or 9.3% of net sales, for the September 1998 quarter. The decrease in the September 1999 quarter wholesale distribution selling expenses, as a percentage of net sales, was primarily due to reduced trade advertising offset, in part, by additional personnel and higher personnel costs in the Company's sales department and higher freight charges associated with distribution difficulties experienced in the first half of the September 1999 quarter. Ken Crane's incurred selling expenses of $887,000 for the September 1999 quarter primarily in connection with promotional expenses, salaries and freight out. Included during the period is a $366,000 charge related to free goods distributed and other promotional expenses incurred in connection with the national DVD promotion for consumers who purchase select Thomson Consumer Electronics RCA brand DVD players between June 1 and August 16, 1999. Management believes the promotion has been an excellent opportunity for Ken Crane's to gain national recognition as a DVD retailer by reaching new DVD consumers through RCA's national network of dealers as well as gain an extensive customer list of new DVD hardware consumers. Aviva incurred selling expenses of $131,000 for the September 1999 quarter in connection with salaries and international travel and convention expenses.

     General and administrative expenses for the September 1999 quarter increased 35.4% to $1,906,000, or 10.7% of net sales, from $1,408,000, or 10.2%
of net sales, for the September 1998 quarter. Exclusive of the general and administrative expenses and net sales contributions of Ken Crane's and Aviva in the September 1999 quarter, general and administrative expenses for the September 1999 quarter increased 9.5% to $1,541,000, or 8.9% of net sales, from $1,408,000, or 10.2% of net sales, for the September 1998 quarter. In absolute dollars, general and administrative costs for the September 1999 quarter increased primarily due to increased depreciation and amortization of property, equipment and improvements which is attributable to the commencement of depreciating the Las Vegas, Nevada warehouse and distribution facility building, equipment and software in May 1999 and higher personnel costs. Ken Crane's incurred general and administrative expenses of $322,000 for the September 1999 quarter primarily in connection with bank credit card servicing fees, personnel costs and depreciation and amortization of property and equipment. Aviva incurred general and administrative expenses of $43,000 for the September 1999 quarter in connection with salaries and legal formation expenses.

     Amortization of production costs for the September 1999 quarter decreased 19.8% to $856,000, or 4.8% of net sales, from $1,067,000, or 7.7% of net sales, for the September 1998 quarter. The decrease in the September 1999 quarter amortization costs is attributable to operational efficiencies attained by the creative services and production departments, as well as lower comparative per-title authoring and compression costs. The Company completed installation of authoring and compression equipment during the September 1999 quarter in order to bring this aspect of DVD production in-house and lower future per-title DVD production costs.

     For the September 1999 quarter, amortization of goodwill from the acquisition of Ken Crane's was $125,000, or 0.7% of net sales.

     Interest expense, net of interest income, for the September 1999 quarter increased 159.4% to $402,000, or 2.3% of net sales, from $155,000, or 1.1% of net sales, for the September 1998 quarter. The increase is attributable primarily to higher weighted average debt levels during the September 1999 quarter.

     During the September 1999 quarter, the Company recorded a minority interest in the Aviva joint venture of $87,000.

     The Company did not record income tax expense in the September 1999 and 1998 quarters due to recorded net losses.

     For the three months ended September 30, 1999, the Company recorded a net loss of $842,000, or $.05 per basic and diluted share, compared to a net loss of $687,000, or $.05 per basic and diluted share, for the three months ended September 30, 1998.

THE SIX MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE SIX MONTHS ENDED SEPTEMBER 30, 1998

     Net sales for the six months ended September 30, 1999 increased 15.7% to $35,837,000 from $30,974,000 for the six months ended September 30, 1998. The Company's wholesale distribution business segment contributed net sales of $34,259,000 for the six months ended September 30, 1999, as compared to $30,520,000 for the six months ended September 30, 1998. The Company's retail distribution business segment, solely consisting of Ken Crane's, contributed $1,578,000 in net sales, after elimination of inter-segment sales totaling $5,648,000. Net sales of DVD programming for the six months ended September 30, 1999 increased 116.2% to $28,316,000, or 79.0% of net sales, from $13,096,000, or 42.3% of net sales, for the six months ended September 30, 1998. Approximately 58% of total DVD net sales for the six months ended September 30, 1999 were derived from exclusively distributed or licensed programming versus approximately 54% for the six months ended September 30, 1998.

     Net sales of LD programming for the six months ended September 30, 1999 decreased 64.7% to $6,047,000, or 16.9% of net sales, from $17,117,000, or 55.3%
of net sales, for the six months ended September 30, 1998. Other net sales (VHS and CD) for the six months ended September 30, 1999 increased 93.7% to $1,474,000, or 4.1% of net sales, from $761,000, or 2.4% of net sales for the six months ended September 30, 1998 primarily due to the exclusive distribution of a greater number of stronger performing VHS titles (new release and catalogue) in the six months ended September 30, 1999 as compared to the six months ended September 30, 1998.

     Cost of sales (DVD, LD, CD and VHS collectively) for the six months ended September 30, 1999 was $26,893,000, or 75.0% of net sales, compared to $23,804,000, or 76.8% of net sales, for the six months ended September 30, 1998. The improved gross profit margins for the six months ended September 30, 1999 primarily reflects the shift in sales mix from LD to inherently higher margin DVD programming, lower per-title DVD replication costs and incremental gross profit contributed by Ken Crane's operations. This gross profit margin improvement was partially offset by increased labor costs associated with expedited order processing caused by the difficulties the Company encountered implementing the software required to run the Company's Las Vegas, Nevada warehouse and distribution facility.

     Selling expenses for the six months ended September 30, 1999 increased 67.5% to $4,212,000, or 11.8% of net sales, from $2,514,000, or 8.1% of net sales, for the six months ended September 30, 1998. Exclusive of the selling expenses and net sales contributions of principally Ken Crane's and Aviva in the six months ended September 30, 1999, selling expenses in absolute dollars for the six months ended September 30, 1999 increased 4.3% to $2,520,000, or 7.4% of net sales, from $2,415,000, or 7.9% of net sales, for the six months ended September 30, 1998. The decrease in selling expenses, as a percentage of net sales, for the six months ended September 30, 1999 was primarily due to reduced trade advertising offset, in part, by higher personnel costs in the Company's sales department and higher freight charges associated with the distribution difficulties experiences during the June 1999 and September 1999 quarters. Ken Crane's incurred selling expenses of $1,502,000 for the six months ended September 30, 1999 primarily for salaries, the aforementioned RCA DVD promotion, the cost of monthly mail order catalogues to consumers and freight out. Aviva incurred selling expenses of $190,000 for the six months ended September 30, 1999 primarily for salaries and international travel and convention expenses.

     General and administrative expenses for the six months ended September 30, 1999 increased 43.7% to $3,779,000, or 10.5% of net sales, from $2,629,000, or
8.5% of net sales, for the six months ended September 30, 1998. Exclusive of the general and administrative expenses and net sales contributions of principally Ken Crane's and Aviva in the six months ended September 30, 1999, general and administrative expenses for the six months ended September 30, 1999 increased 23.1% to $3,078,000, or 8.9% of net sales, from $2,501,000, or 8.2% of net sales, for the six months ended September 30, 1998. General and administrative costs for the six months ended September 30, 1999 increased primarily due to increased depreciation and amortization of property, equipment and improvements attributable to the commencement of depreciating the Las Vegas, Nevada warehouse and distribution facility building, equipment and software in May 1999, higher personnel costs and higher professional fees for legal and investor relations. Ken Crane's incurred general and administrative expenses of $637,000 for the six months ended September 30, 1999 primarily in connection with bank credit card servicing fees, personnel costs and depreciation and amortization of property and equipment. Aviva incurred general and administrative expenses of $64,000 for the six months ended September 30, 1999 primarily for salaries and legal formation expenses.

     Amortization of production costs for the six months ended September 30, 1999 decreased 15.0% to $1,864,000, or 5.2% of net sales, from $2,193,000, or
7.1% of net sales, for the six months ended September 30, 1998. The decrease in the September 1999 quarter amortization costs is attributable to operational efficiencies attained by the creative services and production departments, as well as lower comparative per-title authoring and compression costs.

     For the six months ended September 30, 1999, amortization of goodwill from the acquisition of Ken Crane's was $249,000, or 0.7% of net sales.

     Interest expense, net of interest income, for the six months ended September 30, 1999 increased 135.9% to $722,000, or 2.0% of net sales, from $306,000, or 1.0% of net sales, for the six months ended September 30, 1998. The increase is attributable primarily to higher weighted average debt levels during the six months ended September 30, 1999.

     The Company recorded other income of $190,000 as a result of a confidential settlement agreement with one of the nondebtor defendants to the Company's continuing litigation against LEI Partners, L.P. and also recorded a minority interest in the Aviva joint venture of $127,000.

     The Company did not record income tax expense for the six months ended September 30, 1999 due to a recorded net loss. Comparatively, $11,000 was recorded for the six months ended September 30, 1998.

     For the six months ended September 30, 1999, the Company recorded a net loss of $1,556,000, or $.09 per basic and diluted share, compared to a net loss of $483,000, or $.04 per basic and diluted share, for the six months ended September 30, 1998.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities." The new statement requires that all derivative instruments be recorded on the balance sheet at fair value and establishes new accounting rules for hedging instruments. In June 1999, the FASB deferred the effective date of SFAS No. 133 for one year until fiscal years
beginning after June 15, 2000.   The Company believes that adoption of SFAS No.
133 will not have a material effect on the Company's consolidated results of operations or financial position.

     In March 1998, the AICPA's Accounting Standards Executive Committee ("AcSEC") issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed for Internal Use." SOP 98-1 provides guidance on the capitalization of software for internal use. SOP 98-1 is effective for financial statements for periods beginning after December 15, 1998. The Company adopted the provisions of SOP 98-1 on April 1, 1999. Costs incurred related to the warehouse management system software for the Company's Las Vegas, Nevada warehouse and distribution facility have been recorded consistent with the provisions of SOP 98-1.

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

     Sources and Uses of Working Capital, Six Months Ended September 30, 1999
     ------------------------------------------------------------------------
and 1998.  For the six months ended September 30, 1999, the Company's net cash
--------
used in operating activities was $5,379,000, as compared to net cash provided by operating activities of $617,000 for the six months ended September 30, 1998. The significant increase in net cash used in operating activities for the six months ended September 1999 resulted from substantial pay down of accounts payable, accrued royalties and liabilities (in the normal course of business) and increases in royalty and distribution fee advances (to DVD program suppliers for exclusive distribution) and production cost expenditures (for exclusive programming) offset, in part, by collections of accounts receivable and reduction of inventories. Comparatively, net cash provided by operations for the six months ended September 30, 1998 resulted from an increase in accounts payable, accrued royalties and liabilities, net recoupment of royalty and distribution fee advances and collections of accounts receivable offset, in part, by increases in inventories and production costs. Net cash used in investing activities, consisting entirely of capital expenditures, decreased 28% to $1,231,000 for the six months ended September 30, 1999 from $1,718,000 for the six months ended September 30, 1998 primarily related to the Las Vegas, Nevada warehouse and distribution facility equipment and software programming expenditures. Net cash provided by financing activities was $5,784,000 for the six months ended September 30, 1999 compared to $1,605,000 for the six months ended September 30, 1998. Net cash provided by financing activities during the six months ended September 30, 1999 resulted from advances under the Company's revolving credit and term loan facility to fund royalty and distribution fee advances paid to DVD program suppliers for exclusive programming and to pay down accounts payable, accrued royalties and liabilities.

     Financing Activities.
     --------------------

     Revolving Credit and Term Loan Facility. At September 30, 1999, the Company had $8,066,000 outstanding under its revolving credit facility and $228,000 outstanding under its term loan facility with Foothill Capital Corporation ("Foothill") and had borrowing availability of $2,434,000 and $272,000, respectively, net of amounts utilized for outstanding standby letters of credit. In November 1999 and in anticipation of a seasonal increase in business activity, the Company and Foothill amended the December 28, 1998 Loan and Security Agreement increasing the maximum revolving advance limit from $12,000,000 to $15,000,000.

     Real Estate Credit and Distribution Lease Facilities. The Company recorded a net loss of $1,556,000 for the six months ended September 30, 1999 which, combined with increased borrowings under its revolving credit facility with Foothill at September 30, 1999, caused the Company's noncompliance with a financial covenant establishing the maximum ratio of total liabilities to tangible net worth set forth in its debt agreement with Bank of America National Trust and Savings Association and, by incorporation by reference, in its debt agreement with BankAmerica Leasing and Capital Corporation. The Company requested and received a waiver of noncompliance and, in November 1999, the covenant was amended so that in future periods subordinated notes payable would be excluded from the covenant calculation. Had the amendment been applicable to the September 1999 quarter, the Company would have been in compliance with the covenant. The Company is currently in compliance with all other financial and operating covenants that are measured on an on-going basis and expects that, at each measurement date in the foreseeable future, it will be in compliance with all financial and operating covenants to be measured at such date.

     Note Payable to Bank. In August 1999, the Company and Pioneer Citizens Bank in Nevada amended the July 1997 Business Loan Agreement (the "Business Loan Agreement") extending the maturity date on the Company's outstanding borrowings from August 1, 1999 to August 1, 2000. The Company is required to make a principal reduction of approximately $122,000 on February 1, 2000.

In November 1999, the Company opened escrow for the sale (to a real estate developer) of approximately 3.8 acres of the 8.8 acres of land (adjacent to the Company's 8.4 acre warehouse and distribution facility site in Las Vegas, Nevada and securing the outstanding borrowings under the Business Loan Agreement). The net proceeds from the sale are expected to be approximately $1,800,000. Escrow is scheduled to close by December 1, 1999, subject to standard closing conditions. The Company does not anticipate recording a significant gain on the sale of the property as the net sale price of the property approximates its historical cost. Upon a successful close of escrow, the Company intends to use the net proceeds to pay down the outstanding borrowings under the Business Loan Agreement, totaling $1,215,000 at September 30, 1999. The Company reclassified the historical cost of the 3.8 acres from property, equipment and improvements to land held for sale in the accompanying consolidated balance sheet at September 30, 1999. It is management's intention to hold the remaining 5.0 acres near term as an investment.

     Formation of Joint Venture Limited Liability Company.
     ----------------------------------------------------

     In June 1999, the Company completed the joint venture formation of Aviva International, LLC, a California limited liability company ("Aviva") with Michael Lopez ("Lopez"), President of International Consulting & Business Management. Aviva is 50% owned by each of the Company and Lopez. Aviva plans to distribute entertainment programming for worldwide broadcast, international home video, and the Internet with an emphasis on music related projects such as live concerts and event programming. Additionally, Aviva will act as international sales agent for the Company's licensed programming. In accordance with the joint venture operating agreement, the initial term of the joint venture will be one year, with an option to renew for additional successive periods upon mutual agreement of the Company and Lopez. Lopez will serve as Manager of Aviva. Both the Company and Lopez contribute funds to Aviva (as initial working capital) in the form of interest-bearing loans. Although the Company owns 50% of the joint venture, it can exercise control over the operations of Aviva. As a result, Aviva's operating results are consolidated with the operating results of the Company. Accordingly, Aviva's operating loss, since its formation, is included in the Company's statement of operations for the three and six months ended September 30, 1999. Pro forma information has not been provided as its impact on the consolidated statement of operations for the periods presented is not material.

     For the three and six months ended September 30, 1999, Aviva, as a start-up entity, did not recognize any sales revenue and had operating expenses totaling $174,000 and $254,000, respectively. The Company has recognized 50% of Aviva's net loss for the three and six months ended September 30, 1999, approximately $87,000 and $127,000, respectively, in its consolidated statements of operations for the three and six months ended September 30, 1999. Management expects Aviva will begin to recognize sales agency revenues from international television and certain smaller international video markets during the quarter ending December 31, 1999. Royalties and distribution fees payable to program suppliers in connection with Aviva revenue will generally be used to recoup advance royalties and distribution fees paid by the Company to program suppliers for exclusive international distribution rights.

     Other Obligations.
     -----------------

     At September 30, 1999, the Company had future license obligations for royalty advances, minimum guarantees and other fees of $3,311,000 due during the remainder of fiscal 2000, $1,497,000 due during fiscal 2001 and $110,000 due during fiscal 2002. These advances and guarantees are recoupable against royalties and distribution fees earned (in connection with Company revenues) by the licensors and program suppliers, respectively. Depending upon the competition for license and exclusive distribution rights, the Company may have to pay increased advances, guarantees and/or royalty rates in order to acquire or retain such rights in the future.

     At September 30, 1999, the Company had $1.5 million of outstanding standby letters of credit issued or guaranteed by Foothill of which $1.2 million expire on or about November 15, 1999 and $300,000 expire on June 30, 2000. These letters of credit secure trade payables due program suppliers.

     Summary.
     -------

     Management believes that its projected cash flows from operations, borrowing availability under its lender revolving lines of credit, cash on hand and trade credit will provide the necessary capital to meet its projected cash requirements for at least the next 12 months. However, any projections of future cash needs and cash flows are subject to substantial uncertainty. If cash flows to be generated from operations, future borrowing availability under its lender revolving lines of credit and future cash on hand are insufficient to satisfy the Company's continuing licensing and acquisition of exclusive DVD programming which require significant advance royalty or distribution fee payments, the Company will need to seek additional debt and/or equity financing. Failure to obtain this additional financing could significantly restrict the Company's growth plans. There can be no assurance that additional financing will be available in amounts or on terms acceptable to the Company, if at all.

     Impact of Year 2000.
     -------------------

     The Company is aware of the complexity and the significance of the Year 2000 issue. Certain computer programs written with two digits rather than four to define the applicable year may experience problems handling dates near the end of and beyond the year 1999. This may lead computer applications to fail or create erroneous results unless corrective measures are taken. During the September 1999 quarter, the Company continued its efforts to minimize the risk of disruption from a Year 2000 problem. The Company utilizes information systems throughout its business to effectively carry out its day-to-day operations. The Company has established a Year 2000 compliance program which comprises five phases: discovery, planning, resolution, testing and implementation. The scope of the Company's compliance program includes information technology systems (computer hardware and software), non-information technology systems (facilities, telecommunication systems, distribution center machinery, security systems and video and sound processing equipment which may include embedded technology) and the Year 2000 readiness of significant third-party suppliers (product manufacturers and suppliers and major service providers such as financial institutions, freight carriers, securities agents and other service providers) and customers.

     State of Readiness. The Company has completed the discovery and planning phases for both its information technology systems and non-information technology systems. Approximately 25% of the systems addressed were found to require some level of remediation or replacement. The Company has completed the resolution phase with respect to such systems, for which all affected hardware, software and equipment has been repaired, upgraded or replaced. The Company has completed the testing and implementation phases for the majority of both its information technology and non-information technology systems. Based upon the Company's efforts to date, management believes that the majority of both its information technology and non-information technology systems, including all critical and important systems will remain up and running after January 1, 2000. Accordingly, management does not currently anticipate that internal system failures will result in a material adverse effect to the Company's operations or financial condition.

     Additionally, the Company has completed its comprehensive Year 2000 supplier/customer readiness assessment with all of its significant third-party suppliers and customers. This assessment consisted of distributing a questionnaire to significant third-party suppliers (including those which manufacture/supply the majority of the exclusive optical discs and packaging and finished nonexclusive optical disc programming purchased by the Company) and significant third-party customers (including the Company's largest retail customers). The Company has received responses to all of the questionnaires distributed and has analyzed them to determine their respective progress in addressing the Year 2000 problem. Substantially all responses indicated that the Company's major suppliers and customers have a comprehensive plan in place to be Year 2000 compliant by December 31, 1999. For those suppliers and customers who have responded that they have not yet reached Year 2000 compliance but expect to by December 31, 1999, management plans to monitor their progress in reaching Year 2000 compliance through the remainder of the calendar year.

     Costs. The Company has primarily utilized internal management information systems personnel for the installation of maintenance updates and completion of modifications to existing computer systems. Through September 30, 1999, the Company has spent approximately $30,000 on the five phases of its Year 2000 compliance program for both information technology and non-information technology systems. The Company expects the remainder of the Year 2000 remediation process to cost approximately $10,000. All costs are being expensed as incurred.

     Risks and Contingencies.

     Information and Non-Information Technology Systems.  While management
     --------------------------------------------------
believes that its Year 2000 compliance program has substantially reduced the risk associated with significant Year 2000 related system failures, there can be no assurance that each and every remedial action will be successful. It is reasonably likely that there will be minor technical failures associated with Year 2000, however, such minor technical issues are not expected to have a material adverse impact on the Company's financial position, results of operations or cash flows. The Company's most reasonably likely worst-case scenario related to the Year 2000 would be the incorrect functioning of one or more computer software applications and/or computer hardware components where remediation or replacement of such software or hardware produces unforeseen technical operational difficulties or inefficiencies for a short period of time. Depending upon the significance of any related operational disruption, the Company could potentially default on its loan covenant to be "Year 2000 complaint" with Foothill Capital Corporation. This default would potentially cross-default other debt causing such debt to become immediately due and payable. The Company plans to have internal and external information systems resources available at the end of calendar 1999 and beginning of calendar 2000 to address any system issues that may develop.

     Significant Suppliers and Customers.  The Company has no means of ensuring
     -----------------------------------
that its significant suppliers and customers will be Year 2000 complaint. There can be no assurance that the systems of these entities will be converted timely or adequately and that their failure to achieve Year 2000 compliance will not have a material adverse effect on the Company's financial condition, results of operations and cash flows. The most reasonably likely worst-case scenario is that the Company may have to use, to the extent possible, alternate sources for the manufacturing of its exclusive programming and for purchasing nonexclusive programming. In the case of new release nonexclusive programming purchased from sole source suppliers, it may not be possible to alternatively source such product. With respect to its significant customers, the Company believes that retailer demand for programming is ultimately driven by the end-consumer. With respect to significant service providers, the Company believes there are alternate providers available. To the extent possible, the Company is developing its contingency plans with respect to ultimate non-Year 2000 compliance of its significant suppliers, customers and service providers.

     Impact of Year 2000 -- Ken Crane's.
     ----------------------------------

     Ken Crane's, acquired by the Company in January 1999, utilizes its own custom computer software to support its point of sale operating system, including order entry, invoicing and cash and inventory management functions. Ken Crane's also utilizes custom computer software to support its Internet web site at www.kencranes.com. The Company completed its Year 2000 compliance upgrade of the existing computer software and hardware in August 1999. The Company has completed testing and implementation of the upgraded software and hardware. The Company believes that Ken Crane's significant information technology systems and significant non-information technology systems are Year 2000 compliant and does not currently anticipate that internal system failures will result in a material adverse effect to the Company's operations or financial condition. The Company plans to have internal and external information system resources available at the end of calendar 1999 and beginning of calendar 2000 to address any system issues that may develop.

FORWARD-LOOKING STATEMENTS

     Forward-looking statements, within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, are contained throughout this Form 10-Q. Such statements are based on the beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. When used in this report, the words "anticipate," "believe," "estimate," "may," "plan," "expect" and similar expressions, variations of such terms or the negative of such terms as they relate to the Company or its management are intended to identify such forward-looking statements and should not be regarded as a representation by the Company, its management or any other person that the future events, plans or expectations contemplated by the Company will be achieved. Such statements are based on management's current expectations and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, the Company's actual results, performance or achievements could differ materially from those expressed in, or implied by, any such forward-looking statements. The Company has made forward-looking statements in this Form 10-Q concerning, among other things: (1) whether DVD has established itself as an accepted video format; (2) whether DVD replication costs will decline in the future; (3) the Company's distribution operations will achieve 24-hour turnaround and same-day order processing in the future; (4) the expected launch of the new DVDPLANET.com website (the redesigned version of www.kencrane's.com) and the ability of our distribution system to handle fulfillment for the new web site; (5) our revenues for our third quarter ending December 31, 1999 will be strong; (6) regaining the confidence of our customers in our shipping abilities;
(7) the beneficial impact of Ken Crane's RCA DVD promotion on future operating results; (8) the successful close of escrow to sell 3.8 acres of land in Las Vegas, Nevada; (9) recognition by Aviva of sales agency revenue during the third quarter ending December 31, 1999; (10) the Company's Year 2000 compliance program substantially reducing the risk associated with significant Year 2000 related system failures; and (11) the most likely worst case scenario associated with the Year 2000 threat. These statements are only predictions. Actual events or results may differ materially as a result of risks facing the Company. These risks include, but are not limited to: (1) changing customer and consumer tastes and preferences; (2) supply and demand factors influencing DVD replication vendor pricing; (3) unexpected difficulties our internal and external information systems resources encounter in programming our systems for expedited order processing, third party fulfilment and website integration; (4); cancellation of escrow for the 3.8 acre parcel in of Las Vegas; (5) Aviva unsuccessfully closing potential international sales agreements; (6) competition from other Internet sellers of DVD programming; (7) our reliance on the Year 2000 compliance statements of vendors and significant customers when in fact they are actually not Year 2000 compliant; and (8) that all Year 2000 remedial actions taken by the Company will be successful in avoiding a significant Year 2000 related problem. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to announce publicly the result of any revisions to any of the forward-looking statements contained in this and other Securities and Exchange Commission filings of the Company to reflect future events or developments.

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

               REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------

  The condensed consolidated financial statements as of September 30, 1999 and for the three- and six-month periods ended September 30, 1999 and 1998 in this Form 10-Q have been reviewed by KPMG LLP, independent certified public accountants, in accordance with established professional standards and procedures for such a review.

  The report of KPMG LLP commenting upon their review follows.

                      Independent Auditors' Review Report
                      -----------------------------------

The Board of Directors and Shareholders
Image Entertainment, Inc.:

We have reviewed the condensed consolidated balance sheet of Image Entertainment, Inc. and subsidiary as of September 30, 1999, and the related condensed consolidated statements of operations and cash flows for the three- and six-month periods ended September 30, 1999 and 1998. These condensed consolidated financial statements are the responsibility of the Company's management.

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


                                    /s/ KPMG LLP

Los Angeles, California
November 5, 1999

                        ==============================
                          PART II - OTHER INFORMATION
                        ==============================

ITEM 1.  Legal Proceedings.
         -----------------

      On June 18, 1997, the Company filed a complaint in the Superior Court of the State of California, County of Los Angeles (Case No. BC173084), against LEI Partners, L.P. ("LEI") and a number of related entities and individuals, which relates to a dispute concerning, among other things, LEI's payment obligations under two promissory notes issued in connection with a December 31, 1990 purchase agreement documenting the Company's sale of a business segment to LEI (the "Superior Court Action"). The Company has alleged, inter alia, breach of
                                                         ----- ----
contract, intentional misrepresentation, negligent misrepresentation, conspiracy to defraud, interference with economic relationship, conspiracy to interfere with economic relationship, and conversion. The Company contends that through an intricate conspiracy among sham corporations and partnerships LEI and others defrauded the Company and systematically dissipated and diverted the assets of LEI so that LEI was intentionally rendered incapable of satisfying its obligations under the purchase agreement and the two promissory notes. This fraudulent scheme includes, but is not limited to, the misrepresentation of the gross revenues and pre-tax profits derived from the operation of the acquired business, and the fraudulent concealment and conspiratorial diversion of assets of that business (including the revenues generated by that business) from LEI to persons and entities affiliated with LEI. The Company also contends that all of the defendants are or were the alter egos of LEI and each other. The complaint seeks compensatory damages of not less than $5 million plus accrued interest, attorney's fees and punitive damages in an amount to be proven at trial. On September 16, 1997, the Company filed a first amended complaint against the same defendants and making the same claims, but providing additional factual details.

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

      On May 4, 1998, LEI and three other defendants in the Superior Court Action filed voluntary petitions under Chapter 7 of the Bankruptcy Code in the United States Bankruptcy Court for the Central District of California. These bankruptcy filings automatically stayed the prosecution of the court ordered arbitration proceedings against LEI, and the prosecution of the Superior Court Action against LEI and the other debtor defendants. In connection with the bankruptcy proceedings, the Company availed itself of provisions in the Bankruptcy Code to conduct discovery relating to the acts, conduct, property, liabilities and financial condition of LEI and the other debtors. In July 1998, the Company filed motions to compel LEI and the other debtors and the debtors' accountants to produce documents and appear for examination under Bankruptcy Rule 2004. The Bankruptcy Court granted all of the Company's motions, issuing orders compelling the four debtor entities and their principals (Mark Kreloff and Paul Haigney), as well as the debtors' former accountants (Kress & Rosenbaum Accountancy Corporation and Calvin Leong) to produce documents and appear for Rule 2004 examinations. In connection with the Rule 2004 motions, the Company has obtained and reviewed thousands of pages of documents from the debtors' former accountants and the debtors, relating to the assets, liabilities, and financial condition of the debtors and other matters which may affect the administration of the debtor's estate or their right to a discharge. The Company has also taken Rule 2004 examinations of three of the debtors' former accountants, and has also completed Rule 2004 examinations of the debtors and their principals.

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

      On May 7, 1999, the debtors filed motions in the Bankruptcy Court objecting to the claims of the Company, attempting to resolve in the Bankruptcy Court the claims pending in the Superior Court Action. On June 10, 1999, the Bankruptcy Court denied the debtors' motions in their entirety and overruled their objections to the Company's claims, proofs of which had not been filed. Before the hearing of the debtors' objections, on May 28, 1999, the trustee in each of the bankruptcy cases filed "no asset reports" for each of the debtors, notifying all creditors not to file proofs of claim, as there appeared to be no assets of any debtor. This means the trustee placed no value on the purported counterclaim of LEI identified in the bankruptcy schedules, and also means that the bankruptcy cases will eventually be closed. Once the cases are closed, the automatic stay of proceedings against the debtors will be lifted and they will likely rejoin the Superior Court action. Whether the counterclaim will be asserted at that time in the Superior Court action is not known.

      The Company is continuing to prosecute its Superior Court Action by conducting further discovery and preparing the case for trial.

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

      On July 12, 1999, the Company was named as a defendant in an Adversary Proceeding (the "Adversary Proceeding") filed by One Stop Recovery LLC, as Trustee for AEC One Stop, Inc. ("Plaintiff") in connection with the Chapter 11 bankruptcy of Alliance Entertainment Corp. ("Alliance"). The Adversary Proceeding is pending in the United States Bankruptcy Court for the Southern District of New York. In the Adversary Proceeding, the Plaintiff is seeking to recover approximately $1,740,000 in alleged preferential transfers (including payments made and the value of goods returned) made by Alliance within the 90-day period immediately preceding the commencement of its bankruptcy case. The Company intends to vigorously defend itself in the Adversary Proceeding. While it is not feasible to predict or determine the outcome of the Adversary Proceeding, management does not believe that it would have a material adverse effect on the Company's financial position, results of operations or liquidity.

      In the normal course of business, the Company is subject to proceedings, lawsuits and other claims, including proceedings under government laws and regulations relating to employment and tax matters. While it is not possible to predict the outcome of these matters, it is the opinion of management, based on consultations with legal counsel, that the ultimate disposition of known proceedings (including the rejected counterclaim in the above-described arbitration proceeding and the adversary proceeding) will not have a material adverse impact on the Company's financial position, results of operations or liquidity.

ITEM 2.  Changes in Securities.
         ---------------------

         Not Applicable

ITEM 3.  Defaults upon Senior Securities.
         -------------------------------

         Not Applicable

ITEM 4.  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------

         On September 10, 1999, the Company held its annual meeting of shareholders. Represented at the meeting in person or by proxy were 14,471,261 shares of common stock (approximately 87.93% of the shares entitled to vote), constituting a quorum.

         At the meeting, Martin W. Greenwald, Ira S. Epstein, M. Trevenen Huxley and Stuart Segall were elected as directors of the Company to serve until their respective successors have been elected and qualified. With respect to Mr. Greenwald's election, there were 14,321,424 votes for and 149,837 votes withheld. With respect to Mr. Epstein's election there were 14,369,345 votes for and 101,916 votes withheld. With respect to Mr. Huxley's election, there were 14,369,312 votes for and 101,949 votes withheld. With respect to Mr. Segall's election, there were 14,323,904 votes for and 147,357 votes withheld.

         At the meeting, the Company's shareholders voted upon, approved and adopted an amendment to Article III of the Company's Restated Articles of Incorporation to increase the number of authorized shares of the Company's common stock, no par value, from 25,000,000 to 30,000,000. With respect to this matter, there were 14,147,082 votes for, 293,080 votes against and 31,099 abstentions.

         At the meeting, the Company's shareholders voted upon and ratified the appointment of KPMG LLP as the Company's independent auditors for the fiscal year ending March 31, 2000. With respect to this matter, there were 14,400,242 votes for, 47,454 votes against and 23,565 abstentions.

ITEM 5.  Other Information.
         -----------------

         Not Applicable

ITEM 6.  Exhibits and Reports on Form 8-K.
         --------------------------------

         (a)  Exhibits

              See Exhibit Index on page i

         (b)  Reports on Form 8-K

              None

                                 -------------
                                  SIGNATURES
                                 -------------

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            IMAGE ENTERTAINMENT, INC.



Date: November 12, 1999     By:  /S/ MARTIN W. GREENWALD
                                 -----------------------
                                 Martin W. Greenwald
                                 Chairman of the Board, Chief Executive Officer,
                                 President and Treasurer



Date: November 12, 1999     By:  /S/ JEFF M. FRAMER
                                 ------------------
                                 Jeff M. Framer
                                 Chief Financial Officer

                               ================
                                 EXHIBIT INDEX
                               ================

Exhibit No.    Description
-----------    -----------

10.1 * Amendment No. 1 dated as of November 1, 1999 to Loan and Security Agreement dated as of December 28, 1998 by and between the Company and Foothill Capital Corporation.

10.2 * Amendment No. 3 dated as of November 3, 1999 to Business Loan Agreement dated as of March 10, 1997 by and between the Company and Bank of America, N.A., successor by merger to Bank of America National Trust and Savings Association.

15 *           Consent Letter of KPMG LLP, Independent Certified Public
               Accountants.

27 * Financial Data Schedule as of and for the Six Months Ended September 30, 1999.

----------------------------

              * Exhibit(s) not previously filed with the Securities and Exchange Commission.

              +    Management Contracts, Compensatory Plans or Arrangements.