Form 10-Q
period 1999-12-31
IMAGE ENTERTAINMENT INC
filed 2000-02-11
CIK 216324

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                            ______________________

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For The Quarterly Period Ended December 31, 1999

                                       OR
[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 For The Transition Period From..........To............

                        Commission File Number 0-11071

                            ______________________

                           IMAGE ENTERTAINMENT, INC.
            (Exact name of registrant as specified in its charter)

                            ______________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES (x) NO ( )

Number of shares outstanding of the registrant's common stock on February 4, 2000: 16,462,032

================================================================================

================================================================================
                        PART I - FINANCIAL INFORMATION
================================================================================



ITEM 1.   Financial Statements.
          --------------------


                           IMAGE ENTERTAINMENT, INC.

                          CONSOLIDATED BALANCE SHEETS

                     December 31, 1999 and March 31, 1999

________________________________________________________________________________

                                    ASSETS

(In thousands)                                        December 31, 1999    March 31, 1999
                                                      -----------------    --------------
                                                          (unaudited)
Cash and cash equivalents                             $             829    $        1,552

Accounts receivable, net of allowances of
     $3,830 - December 31, 1999;
     $3,475 - March 31, 1999                                     15,201            11,954

Inventories (Note 2)                                             20,147            16,691

Royalties and distribution fee advances                           7,200             3,173

Prepaid expenses and other assets                                 2,368               807

Property, equipment and improvements, net of
     accumulated depreciation and amortization of
     $6,185 - December 31, 1999;
     $5,295 - March 31, 1999                                     13,639            14,494

Goodwill, net of accumulated amortization of
     $488 - December 31, 1999;
     $111 - March 31, 1999                                        7,141             7,774
                                                      -----------------    --------------
                                                      $          66,525    $       56,445
                                                      =================    ==============

          See accompanying notes to consolidated financial statements

                           IMAGE ENTERTAINMENT, INC.

                          CONSOLIDATED BALANCE SHEETS

                     December 31, 1999 and March 31, 1999

________________________________________________________________________________

                     LIABILITIES AND SHAREHOLDERS' EQUITY

(In thousands, except share data)                           December 31, 1999   March 31, 1999
                                                            -----------------   --------------
                                                               (unaudited)
LIABILITIES:

Accounts payable and accrued liabilities                    $          20,999   $       16,101

Accrued royalties and distribution fees                                 4,044            2,665

Revolving credit and term loan facility (Note 4)                        7,622            1,874

Real estate credit facility (Note 4)                                    3,219            3,348

Distribution equipment lease facility (Note 4)                          1,520            1,775

Convertible subordinated note payable                                   5,000            5,000

Note payable (Note 4)                                                      --            1,350
                                                            -----------------   --------------

     Total liabilities                                                 42,404           32,113
                                                            -----------------   --------------

SHAREHOLDERS' EQUITY:

Preferred stock, $1 par value, 3,366,000 shares
   authorized; none issued and outstanding                                 --               --

Common stock, no par value, 30,000,000 shares authorized;
   16,462,000 and 16,417,000 issued and outstanding
   at December 31, 1999 and March 31, 1999, respectively               31,809           31,725

Additional paid-in capital                                              3,064            3,064

Accumulated deficit                                                   (10,752)         (10,457)
                                                            -----------------   --------------

     Net shareholders' equity                                          24,121           24,332
                                                            -----------------   --------------

                                                            $          66,525   $       56,445
                                                            =================   ==============

          See accompanying notes to consolidated financial statements

                           IMAGE ENTERTAINMENT, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

             For the Three Months Ended December 31, 1999 and 1998

________________________________________________________________________________

(In thousands, except per share data)                       1999                 1998
                                                      ----------------     ----------------
NET SALES                                             $         25,067     $         22,715

OPERATING COSTS AND EXPENSES:
   Cost of sales                                                18,106               17,302
   Selling expenses                                              2,214                1,468
   General and administrative expenses                           2,040                1,565
   Amortization of production costs                              1,032                  906
   Amortization of goodwill                                        128                   --
                                                      ----------------     ----------------

                                                                23,520               21,241
                                                      ----------------     ----------------

OPERATING INCOME                                                 1,547                1,474

OTHER EXPENSES (INCOME):
   Interest expense, net                                           397                  301
   Other                                                          (111)                  --
                                                      ----------------     ----------------
                                                                   286                  301
                                                      ----------------     ----------------

INCOME BEFORE INCOME TAXES                                       1,261                1,173

INCOME TAX EXPENSE                                                  --                   44
                                                      ----------------     ----------------

NET INCOME                                            $          1,261     $          1,129
                                                      ================     ================

NET INCOME PER SHARE (Note 3):
   Basic                                              $            .08     $            .08
   Diluted                                            $            .08     $            .08
                                                      ================     ================

WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING (Note 3):
   Basic                                                        16,459               13,551
                                                      ================     ================
   Diluted                                                      17,843               14,994
                                                      ================     ================

          See accompanying notes to consolidated financial statements

                           IMAGE ENTERTAINMENT, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

             For the Nine Months Ended December 31, 1999 and 1998

--------------------------------------------------------------------------------

(In thousands, except per share data)                1999            1998
                                                --------------   ------------
NET SALES                                       $       60,904   $     53,689

OPERATING COSTS AND EXPENSES:
   Cost of sales                                        44,999         41,105
   Selling expenses                                      6,426          3,982
   General and administrative expenses                   5,819          4,194
   Amortization of production costs                      2,896          3,099
   Amortization of goodwill                                377             --
                                                --------------   ------------

                                                        60,517         52,380
                                                --------------   ------------

OPERATING INCOME                                           387          1,309

OTHER EXPENSES (INCOME):
   Interest expense, net                                 1,119            607
   Other                                                  (437)            --
                                                --------------   ------------

                                                           682            607
                                                --------------   ------------

INCOME (LOSS) BEFORE INCOME TAXES                         (295)           702

INCOME TAXES                                                --             55
                                                --------------   ------------

NET INCOME (LOSS)                               $         (295)  $        647
                                                ==============   ============
NET INCOME (LOSS) PER SHARE (Note 3):
   Basic                                        $         (.02)  $        .05
   Diluted                                      $         (.02)  $        .05
                                                ==============   ============
WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING (Note 3):
   Basic                                                16,449         13,534
                                                ==============   ============
   Diluted                                              16,449         13,624
                                                ==============   ============

          See accompanying notes to consolidated financial statements

                           IMAGE ENTERTAINMENT, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

             For the Nine Months Ended December 31, 1999 and 1998

--------------------------------------------------------------------------------

(In thousands)                                               1999        1998
                                                          ----------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)                                         $     (295)    $  647

Adjustments to reconcile net income (loss)
to net cash used in operating activities:
   Amortization of production costs                            2,896      3,099
   Amortization of goodwill                                      377         --
   Depreciation and other amortization                         1,235        511
   Amortization of restricted stock units                        150         59
   Provision for slow-moving inventories                         699      1,133
   Provision for estimated doubtful accounts                      15        134
   Gain on sale of land                                          (23)        --
Changes in assets and liabilities associated
with operating activities:
   Accounts receivable                                        (3,262)    (6,198)
   Inventories                                                (2,846)    (4,078)
   Royalty and distribution fee advances, net                 (4,027)     1,332
   Production cost expenditures                               (3,947)    (3,998)
   Prepaid expenses and other assets                          (1,561)      (549)
   Accounts payable, accrued royalties and liabilities         6,201      5,256
                                                          ----------   --------

         Net cash used in operating activities                (4,388)    (2,652)
                                                          ----------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures                                          (1,799)    (2,275)
Net proceeds from sale of land                                 1,823         --
                                                          ----------   --------
   Net cash provided by (used in) investing activities            24     (2,275)
                                                          ----------   --------

          See accompanying notes to consolidated financial statements

                           IMAGE ENTERTAINMENT, INC.

                                  (unaudited)

             For the Nine Months Ended December 31, 1999 and 1998

------------------------------------------------------------------------------------------------------

(In thousands)                                                         1999              1998
                                                                  --------------     -------------
CASH FLOWS FROM FINANCING ACTIVITIES:

   Advances under revolving credit and term loan facility         $       64,029     $      31,252
   Repayment of advances under revolving credit and
     term loan facility                                                  (58,662)          (26,360)
   Repayment of advances under real estate credit facility                  (129)              (43)
   Repayment of note payable                                              (1,350)               --
   Principal payments under lease facility                                  (255)               --
   Net proceeds from exercise of stock options                                60               162
   Additional offering costs from issuance of common stock                   (52)               --
                                                                  --------------     -------------

       Net cash provided by financing activities                           3,641             5,011
                                                                  --------------     -------------

NET (DECREASE) INCREASE IN CASH AND
   CASH EQUIVALENTS:                                                        (723)               84

   Cash and cash equivalents at beginning of period                        1,552             1,015
                                                                  --------------     -------------

   Cash and cash equivalents at end of period                     $          829     $       1,099
                                                                  ==============     =============

SUPPLEMENTAL DISCLOSURES OF CASH
   FLOW INFORMATION:

   Cash paid during the period for:
      Interest                                                    $        1,049     $         721
                                                                  ==============     =============

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:

During the nine months ended December 31, 1999, the Company incurred costs of $381,000 relating to the purchase and installation of DVD authoring and compression equipment. These costs were funded under the Company's term loan facility.

On June 30, 1999, the Company issued 11,407 shares of common stock to officers (net of shares withheld for payment of related income taxes) pursuant to restricted stock units which vested on June 30, 1999. The Company increased common stock at June 30, 1999 by approximately $76,000, the value of the net shares issued.

          See accompanying notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
------------------------------------------------------------------------------

Note 1.   Basis of Presentation.

The accompanying condensed consolidated financial statements include the accounts of Image Entertainment, Inc., its wholly-owned subsidiaries Image Newco, Inc. ("Ken Crane's," which was acquired on January 11, 1999) and U.S. Laser Video Distributors, Inc. ("U.S. Laser," which ceased operations on July 15, 1998), and the 50%-owned joint venture, Aviva International, LLC (which began operations during the June 1999 quarter -- see Note 5) (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Annual Report on Form 10-K of the Company for the year ended March 31, 1999. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three and nine months ended December 31, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2000. The accompanying consolidated financial information for the three and nine months ended December 31, 1999 and 1998 should be read in conjunction with the Financial Statements, the Notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K for the period ended March 31, 1999.

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

Note 2.   Inventories.

Consolidated inventories at December 31, 1999 and March 31, 1999 are summarized as follows:

                                                                 December 31,              March 31,
     (In thousands)                                                  1999                    1999
                                                              ------------------     ------------------
     DVD                                                      $           15,192     $            9,724
     LD                                                                    6,974                 12,125
     Other                                                                   495                    500
                                                              ------------------      -----------------
                                                                          22,661                 22,349
     Reserve for slow-moving inventories:
     DVD                                                                    (484)                  (231)
     LD and other                                                         (6,714)                (9,060)
                                                              ------------------      -----------------
                                                                          (7,198)                (9,291)
                                                              ------------------      -----------------
                                                                          15,463                 13,058
     Production costs, net                                                 4,684                  3,633
                                                              ------------------      -----------------
                                                              $           20,147      $          16,691
                                                              ==================      =================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
-------------------------------------------------------------------------------

Inventories consist primarily of finished product for sale and are stated at the lower of average cost or market.

Production costs are net of accumulated amortization of $6,811,000 and $6,955,000 at December 31, 1999 and March 31, 1999, respectively.

Note 3.   Net Income (Loss) per Share.

The following presents a reconciliation of the numerators and denominators used in computing basic and diluted net income (loss) per share for the three and nine months ended December 31, 1999 and 1998:

                                      Three months        Three months           Nine months         Nine months
                                            ended              ended                ended               ended
                                       December 31,          December 31,        December 31,        December 31,
(In thousands, except per share data)        1999               1998                1999                1998
                                      -----------------   -----------------  ------------------  -----------------
Net income (loss)
     (basic numerator)                $           1,261   $           1,129  $             (295) $              647
                                      =================   =================  ==================  ==================

Interest, net of taxes, on assumed
     conversion of dilutive security                100                  95                  --                  --
                                      -----------------   -----------------  ------------------  ------------------

Net income (loss) (diluted numerator) $           1,361   $           1,224  $             (295) $              647
                                      =================   =================  ==================  ==================

Weighted average common shares
     outstanding (basic denominator)             16,459              13,551              16,449              13,534
                                      =================   =================  ==================  ==================

Effect of dilutive securities                     1,384               1,443                  --                  90
                                      -----------------   -----------------  ------------------  ------------------

Weighted average common shares
     outstanding (diluted denominator)           17,843              14,994              16,449              13,624
                                      =================   =================  ==================  ==================

Basic and diluted net income
     (loss) per share                 $             .08   $             .08  $             (.02) $              .05
                                      =================   =================  ==================  ==================


Diluted net loss per share for the nine months ended December 31, 1999 is based only on the weighted average number of common shares outstanding for the period as inclusion of common stock equivalents (common stock options and common stock underlying the convertible subordinated note payable) would be antidilutive. Outstanding common stock options not included in the computation of diluted net income per share totaled 1,301,000 and 1,065,000, respectively, for the three months ended December 31, 1999 and 1998. Outstanding common stock options and common shares underlying the convertible security not included in the computation of diluted net income (loss) for the nine months ended December 31, 1999 and 1998 were 2,696,000 and 2,289,000, respectively. The stock options were excluded because their exercise prices were greater than the average market price of the common stock for the respective periods and the assumed exercise would be antidilutive. The common shares underlying the convertible security were excluded because the assumed conversion for the respective periods would be antidilutive.

Note 4.   Debt.

Revolving Credit and Term Loan Facility. At December 31, 1999, the Company had
---------------------------------------
$7,257,000 outstanding under its revolving credit facility and $365,000 outstanding under its term loan facility with Foothill Capital Corporation ("Foothill") and had borrowing availability of $7,193,000 and $119,000, respectively, net of amounts utilized for outstanding standby letters of credit. Borrowings under the revolving credit and term loan facility bear

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
------------------------------------------------------------------------------

interest at prime plus 0.75% (9.25% at December 31, 1999). In November 1999, the Company and Foothill amended the December 28, 1998 Loan and Security Agreement increasing the maximum revolving advance limit from $12,000,000 to $15,000,000.

At December 31, 1999, the Company had $550,000 of outstanding standby letters of credit issued by Foothill of which $300,000 expire on June 30, 2000 and $250,000 expire on November 18, 2000. These standby letters of credit secure trade payables due to program suppliers.

Real Estate Credit Facility. At December 31, 1999, $3,219,000 in borrowings were
---------------------------
outstanding under the revolving real estate credit facility with Bank of America National Trust and Savings Association in Nevada. Borrowings bear interest at LIBOR plus 2.25% (8.38% at December 31, 1999).

Distribution Equipment Lease Facility. At December 31, 1999, $1,520,000 in
-------------------------------------
borrowings were outstanding under the distribution equipment lease facility with BankAmerica Leasing and Capital Corporation. Borrowings bear interest at LIBOR plus 2.719% (8.85% at December 31, 1999).

Note Payable to Bank. On December 6, 1999, the Company closed escrow for the
--------------------
sale (to a real estate developer) of approximately 3.8 acres of the 8.8 acres of land (adjacent to the Company's 8.4 acre warehouse and distribution facility site in Las Vegas, Nevada) for net proceeds of $1,823,000. The Company recorded a gain of approximately $23,000 on the sale of the land which is included in the accompanying consolidated statements of operations as other income for the three and nine months ended December 31, 1999. Concurrent with the close of escrow, the Company repaid the $1,215,000 in outstanding borrowings with Pioneer Citizens Bank of Nevada, which bore interest at prime plus 1.75% (10.25% at December 31, 1999). The remaining proceeds of $608,000 were used to pay down outstanding borrowings under the Foothill revolving credit facility.

Note 5.   Formation of Joint Venture Limited Liability Company.

In June 1999, the Company completed the joint venture formation of Aviva International, LLC, a California limited liability company ("Aviva"), with Michael Lopez ("Lopez"), President of International Consulting & Business Management. Aviva is 50% owned by each of the Company and Lopez. Aviva acts as international sales agent for the Company's licensed programming for which it holds distribution rights for worldwide broadcast and international home video. In accordance with the joint venture's operating agreement, the initial term of the joint venture will be one year with an option to renew for additional successive periods upon mutual agreement of the Company and Lopez. Lopez serves as Manager of Aviva. Both the Company and Lopez contribute funds to Aviva (as initial working capital) in the form of interest-bearing loans. Although the Company owns 50% of the joint venture, it can exercise control over the operations of Aviva. As a result, Aviva's operating results are consolidated with the operating results of the Company. Accordingly, Aviva's operating loss, since its formation, is included in the Company's statement of operations for the three and nine months ended December 31, 1999.

For the three and nine months ended December 31, 1999, Aviva, as a start-up entity, recognized sales agency revenue of $9,000 and had net losses totaling $176,000 and $430,000, respectively. The Company has recognized 50% of Aviva's net loss for the three and nine months ended December 31, 1999, approximately $88,000 and $215,000, respectively, in its consolidated statements of operations for the three and nine months ended December 31, 1999.

Note 6.   Segment Information.

In accordance with the requirements of SFAS No. 131, "Disclosures about Segments of and Enterprise and Related Information," selected financial information regarding the Company's reportable business segments, wholesale

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
-------------------------------------------------------------------------------

distribution, retail distribution (through Ken Crane's), and Aviva (recognized by management as a separate reporting segment at December 31, 1999), are presented below. Management evaluates segment performance based primarily on net sales and income (loss) before income taxes. Interest income and expense is evaluated on a consolidated basis and not allocated to the Company's business segments. Comparable data for the three and nine months ended December 31, 1998 is not presented as Ken Crane's was acquired in January 1999, Aviva was formed in June 1999 and the Company's subsidiary, U.S. Laser, was closed in July 1998 (and not material for the 1998 periods).

For the three and nine months ended December 31, 1999:

                                                                  Three months               Nine months
                                                                     ended                     ended
(In thousands)                                                   December 31, 1999         December 31, 1999
                                                            ----------------------      ----------------------
Net sales:
     Wholesale distribution (Image Entertainment, Inc.)     $               24,553      $               58,812
     Retail distribution (Ken Crane's)                                       4,175                      11,401
     Aviva (International)                                                       9                           9
                                                            ----------------------      ----------------------
                                                                            28,737                      70,222
     Inter-segment eliminations/(1)/                                        (3,670)                     (9,318)
                                                            ----------------------      ----------------------
     Consolidated net sales                                 $               25,067      $               60,904
                                                            ======================      ======================

Income (loss) before income taxes:
     Wholesale distribution                                 $                1,844      $                1,690
     Retail distribution/(2)/                                                 (483)                     (1,716)
     Aviva                                                                     (88)                       (215)
                                                            ----------------------      ----------------------
                                                                             1,273                        (241)
     Inter-segment eliminations/(3)/                                           (12)                        (54)
                                                            ----------------------      ----------------------
     Consolidated income (loss) before income taxes         $                1,261      $                 (295)
                                                            ======================      ======================

                                                                    As of
(In thousands)                                                December 31, 1999
                                                            ----------------------
Total assets:
     Wholesale distribution                                 $               59,819
     Retail distribution                                                     7,058
     Aviva                                                                     137
                                                            ----------------------
                                                                            67,014
     Inter-segment eliminations/(4)/                                          (489)
                                                            ----------------------
     Consolidated total assets                              $               66,525
                                                            ======================

________________________________________________________
(1)  Elimination of inter-segment net sales.
(2) Includes goodwill amortization of $128,000 and $377,000 for the three and nine months ended December 31, 1999, respectively.
(3)  Elimination of inter-segment profit in ending inventory.
(4)  Elimination of primarily inter-segment receivables.

Note 7.   Adversary Proceeding -- One Stop Recovery LLC.

On July 12, 1999, the Company was named as a defendant in an adversary proceeding (filed by One Stop Recovery LLC, as Trustee for AEC One Stop, Inc. ("Plaintiff") in connection with the Chapter 11 bankruptcy of Alliance Entertainment Corp. ("Alliance"). The proceeding is pending in the United States Bankruptcy Court for

NOTES TO  CONSOLIDATED  FINANCIAL  STATEMENTS (unaudited)
--------------------------------------------------------------------------------

the Southern District of New York. In the proceeding, the Plaintiff is seeking to recover approximately $1,740,000 in alleged preferential transfers (including payments made and the value of goods returned) made by Alliance within the 90-day period immediately preceding the commencement of its bankruptcy case. The Company intends to vigorously defend itself in the proceeding. While it is not feasible to predict or determine the outcome of the proceeding, management does not believe that the ultimate outcome will have a material adverse effect on the Company's financial position, results of operations or liquidity.

ITEM 2.   Management's Discussion and Analysis of Financial Condition and
          ---------------------------------------------------------------
          Results of Operations.
          ---------------------

GENERAL

          The Company licenses and distributes a broad range of entertainment programming on digital video disc ("DVD"), and a rapidly declining range of entertainment programming on laserdisc ("LD"). Prior to fiscal 1998, the Company's net sales were derived almost entirely from the distribution of programming in the LD format. In March 1997, DVD was introduced and the Company began distributing DVD programming on a nonexclusive wholesale basis. The Company began releasing exclusively licensed DVD programming in June 1997. In fiscal 1998, DVD represented 21% and LD 79% of the Company's net sales. In fiscal 1999, DVD represented 60% and LD 36% of the Company's net sales. For the nine months ended December 31, 1999, DVD represented 84% and LD 11% of the Company's net sales. The Company also distributes music programming on compact disc ("CD") encoded in the DTS Digital Surround multichannel audio format as well as certain of its exclusive programming on videocassette ("VHS").

          The Company continues to aggressively seek DVD programming for exclusive distribution. The Company has agreements with numerous program suppliers for the exclusive release of titles on DVD. According to VideoScan, an independent entertainment software sales tracking service, out of 40 DVD suppliers indexed for calendar 1999, the Company ranked ninth: Warner Home Video (30.63%), Universal Home Entertainment (12.36%), Disney (10.47%), Columbia TriStar (10.02%), Paramount Home Video (7.87%), Twentieth Century Fox Home Entertainment (5.56%), MGM (4.39%), Artisan Entertainment (3.58%) and Image Entertainment (2.51%). In calendar 1998, the Company was also ranked ninth in market share by VideoScan with 2.96%. VideoScan tracks point-of-sale data from an estimated 70 percent of the retail market. VideoScan's data includes sales by mass merchants and retailers but not most discount outlets and Internet retailers and excludes sales data on music video DVD programming sold, a growing component of the Company's exclusive DVD revenue. It is likely that actual market share data would differ from the above reported sales data had VideoScan captured sales data from all retailers including Internet retailers as well as sales data on music video DVD programming.

          The Company also distributes DVD programming on a nonexclusive basis from virtually all program suppliers with whom it does not have an exclusive agreement, making it a "one-stop" source for all DVD programming, meaning that customers who purchase exclusive titles from the Company can also purchase additional nonexclusive titles at the same time.

          The Electronics Industries Association ("EIA") reported that from March 1997 (when DVD was first introduced) to January 28, 2000, approximately 5,870,000 DVD players were sold to consumer electronics retailers. For the first 4 weeks of calendar 2000 (ended January 28, 2000), approximately 370,000 DVD players were sold to consumer electronics retailers, a 193.7% increase over the approximately 126,000 DVD players sold for the comparable calendar 1999 period.

          The Company's wholly-owned subsidiary, Image Newco, Inc. ("Ken Crane's") is engaged in the Internet/direct-to-consumer retailing of DVD and LD programming. Since the Company's acquisition of Ken Crane's in January 1999, Ken Crane's has fulfilled consumer orders from its web site at www.kencranes.com out of its Westminster, California warehouse. Over the past months, the Company and Ken Crane's have been upgrading its systems (hardware and software) to accommodate direct-to-consumer fulfillment of Ken Crane's orders out of the Company's Las Vegas, Nevada distribution center. The Company and Ken Crane's have nearly completed the process of redesigning the layout, navigation and content of www.kencranes.com. The redesigned web site is expected to be officially launched under the new name of DVDPlanet.com and begin fulfillment of DVDPlanet.com's orders out of the Company's Nevada distribution facility by March 31, 2000, the end of the Company's fourth quarter.

          In June 1999, the Company completed the joint venture formation of Aviva International, LLC, a California limited liability company ("Aviva"), with Michael Lopez ("Lopez"), President of International Consulting & Business Management. Aviva is 50% owned by each of the Company and Lopez. Aviva acts as international sales agent for the Company's licensed programming for which it holds distribution rights for worldwide broadcast and international home video. In accordance with the joint venture operating agreement, the initial term of the joint venture will be one year, with an option to renew for additional successive periods upon mutual agreement of the Company and Lopez. Lopez serves as Manager of Aviva. Both the Company and Lopez contribute funds to Aviva (as initial working capital) in the form of interest-bearing loans. Although the Company owns 50% of the joint venture, it can exercise control over the operations of Aviva. As a result, Aviva's operating results are consolidated with the operating results of the Company. Accordingly, Aviva's operating loss, since its formation, is included in the Company's statement of operations for the three and nine months ended December 31, 1999. Pro forma information has not been provided as its impact on the consolidated statements of operations for the periods presented is not material. Royalties and distribution fees payable to program suppliers in connection with international distribution revenues generated by Aviva's sales agency efforts will generally be used to recoup advance royalties and distribution fees paid by the Company to program suppliers for exclusive international distribution rights.

          The Company and Aviva recently entered into exclusive distribution agreements for international distribution of certain of the Company's exclusive DVD and VHS programming with Direct Video Distribution, Ltd. for distribution throughout the United Kingdom, ICESTORM Entertainment for distribution throughout Germany, Austria and German-speaking Switzerland and Video Film Express, b.v. for distribution throughout Belgium, The Netherlands and Luxembourg. The Company and Aviva are negotiating additional distribution agreements for other key territories throughout the world.

          The first title to be released under the new international distribution agreements will be "Sheryl Crow: Rockin' the Globe Live," scheduled for release by the end of the Company's fourth quarter ended March 31, 2000.

          Seasonality and Variability. The Company has generally experienced
          ---------------------------
higher sales in the quarters ended December 31 and March 31 due to increased consumer spending associated with the year-end holidays and the home video release of many high profile, high budget summer theatrical releases. In addition to seasonality issues, other factors have contributed to variability in the Company's DVD and LD net sales on a quarterly basis. These factors include:
(i) DVD's negative impact on LD sales; (ii) the popularity of titles then in release; (iii) the Company's licensing and distribution activities relating to new video programming; (iv) the extension, termination or non-renewal of existing license and distribution rights; (v) the Company's marketing and promotional activities; and (vi) general and economic changes affecting the buying habits of the Company's customers, particularly those changes affecting consumer demand for DVD and LD hardware and software. Accordingly, the Company's revenues and results of operations may vary significantly from period to period, and the results of any one period may not be indicative of the results of any future periods.

          The accompanying consolidated financial information for the three and nine months ended December 31, 1999 and 1998 should be read in conjunction with the Financial Statements, the Notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K for the period ended March 31, 1999.

RESULTS OF OPERATIONS

THE THREE MONTHS ENDED DECEMBER 31, 1999 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 1998

          The following table presents consolidated net sales by business segment for the three months ended December 31, 1999 and 1998.

                                                     Three months ended
                                                        December 31,
                                                 -------------------------------
                                                     1999              1998             % Change
                                                 -------------    --------------      -----------
                                                              (in thousands)
         Net sales:
         Wholesale distribution                  $      24,553    $       22,715                8.1%
         Retail distribution                             4,175                --                  *
         Aviva                                               9                --                  *
         Inter-segment eliminations                     (3,670)               --                  *
                                                 -------------    --------------      -------------
         Consolidated                            $      25,067    $       22,715               10.4%
                                                 =============    ==============      =============

___________________________
         * = not meaningful

          Consolidated net sales for all segments for the December 1999 quarter increased 10.4% to $25,067,000 from $22,715,000 for the December 1998 quarter. This increase is a result of growing sales of DVD programming partially offset by declining LD and other net sales. The Company experienced continued growth in its sales of DVD programming benefitting from the Holiday selling season and the continued growth in DVD player sales. Consolidated net sales of DVD programming for the December 1999 quarter increased 44.9% to $23,100,000, or 92.2% of consolidated net sales, from $15,943,000, or 70.2 % of net sales, for the December 1998 quarter. Approximately 59% of consolidated net sales of DVD programming for the December 1999 quarter were derived from exclusively licensed or distributed programming as compared to 51% for the December 1998 quarter. Consolidated net sales of LD programming for the December 1999 quarter decreased 84.5% to $854,000, or 3.4% of consolidated net sales, from $5,521,000, or 24.3%
of net sales, for the December 1998 quarter. Net sales of VHS and CD programming for the December 1999 quarter were $1,113,000, or 4.4% of consolidated net sales, as compared to $1,251,000, or 5.5% of consolidated net sales for the December 1998 quarter.

          Net sales for the Company's wholesale distribution segment for the December 1999 quarter increased 8.1% to $24,553,000 from net sales of $22,715,000 for the December 1998 quarter. Net sales of the wholesale distribution segment for the December 1999 quarter are reflected prior to elimination of $3,670,000 in inter-segment sales from the wholesale distribution segment to the retail distribution segment. In addition to positive market factors, the Company has continued to aggressively license DVD programming which has contributed to the Company's release of a greater number of new release DVD programming. During the December 1999 quarter, the Company released 120 exclusive DVD titles, a 62.2% increase from 74 exclusive DVD titles released during the December 1998 quarter. Additionally as DVD player sales grow, sales of the Company's previously released exclusive DVD programming are expected to grow.

          The Company's retail distribution segment, consisting solely of the Company's Ken Crane's subsidiary, contributed net sales of $4,175,000 for the December 1999 quarter, down approximately 8.0% from $4,538,000 for the December 1998 quarter (prior to the Company's acquisition of Ken Crane's). Although comparative net sales for Ken Crane's for the December 1999 quarter were down due to declining LD sales, DVD sales were significantly higher. Ken Crane's net sales of DVD programming were up 75.6% to $3,391,000, or 81.2% of segment sales, for the December 1999 quarter from $1,931,000, or 42.6% of segment net sales, for the December 1998 quarter. Net sales of DVD programming via Internet/mail order increased 65.4% to $2,444,000 for the

December 1999 quarter from $1,478,000 for the December 1998 quarter. The Holiday selling season and increased DVD Internet customer transactions contributed to the increase in DVD sales. Ken Crane's was acquired in January 1999. Net revenue and customer transaction information for the December 1998 quarter (prior to acquisition) was provided by Ken Crane's Magnavox City, Inc. and is unaudited.

          The Company's 50%-owned joint venture, Aviva recognized minimal sales agency revenues during the December 1999 quarter generated from international broadcast of certain of the Company's exclusively distributed DVD programming. The Company's and Aviva's first international home video releases are scheduled for the end of the Company's fourth quarter ending March 31, 2000.

         Consolidated cost of sales for the December 1999 quarter was $18,106,000, or 72.2% of net sales, compared to $17,302,000, or 76.2% of net sales, for the December 1998 quarter. Accordingly, consolidated gross profit margin improved to 27.8% for the December 1999 quarter from 23.8% for the December 1998 quarter. The increase in gross profit margin primarily reflects the shift in sales mix from exclusive LD to higher profit margin exclusive DVD programming, the incremental gross profit margin contributed by Ken Crane's operations and the December 1999 quarter's comparatively lower provision for slow-moving inventory. The increase in gross profit margin was partially offset by comparatively higher labor costs associated with operating the Nevada warehouse and distribution facility.

          The following tables present consolidated selling expenses by business segment and as a percentage of related segment net sales for the three months ended December 31, 1999 and 1998:

                                                        Three months ended
                                                            December 31,
                                                 -------------------------------
                                                     1999              1998              % Change
                                                 -------------    --------------      -------------
                                                              (in thousands)
         Selling expenses:
         Wholesale distribution                  $       1,550    $        1,468                5.6%
         Retail distribution                               534                --                  *
         Aviva                                             130                --                  *
                                                 -------------    --------------      -------------
         Consolidated                            $       2,214    $        1,468               50.8%
                                                 =============    ==============      =============

         As a percentage of segment net sales:
         Wholesale distribution                            6.3%              6.5%              (0.2)%
         Retail distribution                              12.8                --               12.8
         Aviva                                               *                --                  *
                                                 -------------    --------------      -------------
         Consolidated                                      8.8%              6.5%               2.3%
                                                 =============    ==============      =============

_____________________________
         * = not meaningful

          Consolidated selling expenses for the December 1999 quarter increased 50.8% to $2,214,000 from $1,468,000 for the December 1998 quarter. As a percentage of consolidated net sales, consolidated selling expenses for the December 1999 quarter increased to 8.8% from 6.5% for the December 1998 quarter. The increase in consolidated selling expenses in absolute dollars and as a percentage of consolidated net sales is primarily due to the selling expenses of Ken Crane's and Aviva. Ken Crane's was acquired and Aviva was formed subsequent to the December 1998 quarter. Selling expenses for the retail distribution and Aviva segments will continue to be higher as a percentage of segment net sales than for the wholesale distribution segment.

          Selling expenses for the wholesale distribution segment were up 5.6% to $1,550,000 for the December 1999 quarter from $1,468,000 for the December 1998 quarter. However, as a percentage of wholesale distribution net sales, selling expenses for the December 1999 quarter were down 0.2% to 6.3% from 6.5% for the December 1998 quarter. The 5.6% increase in absolute dollar selling expenses results primarily from higher net freight expenses (higher by $97,000) and higher compensation expenses (higher by $96,000), offset by lower trade advertising costs (lower by $101,000).

          Ken Crane's, the retail distribution segment, incurred selling expenses of $534,000 during the December 1999 quarter consisting primarily of compensation expense, promotional expenditures and freight expenses, net of freight and handling fee income. Ken Crane's has increased its sales and customer service staff to accommodate the increase in its DVD net sales and incurs promotional expenditures for bi-monthly sales catalog mailings. Aviva, the international distribution segment, incurred selling expenses of $130,000, consisting primarily of compensation, convention and travel expenses. These expenses are incurred in connection with Aviva's activities as the international sales agent for the Company's internationally licensed programming.

         The following tables present consolidated general and administrative expenses by business segment and as a percentage of related segment net sales for the three months ended December 31, 1999 and 1998:

                                                    Three months ended
                                                       December 31,
                                                 -------------------------
                                                     1999          1998            % Change
                                                 -------------  ----------      --------------
                                                              (in thousands)
         General and administrative expenses:
         Wholesale distribution                  $       1,626    $        1,565                3.9%
         Retail distribution                               369                --                  *
         Aviva                                              45                --                  *
                                                 -------------    --------------      -------------
         Consolidated                            $       2,040    $        1,565               30.4%
                                                 =============    ==============      =============

         As a percentage of segment net sales:
         Wholesale distribution                            6.6%              6.9%              (0.3)%
         Retail distribution                               8.8                --                8.8
         Aviva                                               *                --                  *
                                                 -------------    --------------      -------------
         Consolidated                                      8.1%              6.9%               1.2%
                                                 =============    ==============      =============

_____________________________
         * = not meaningful

          Consolidated general and administrative expenses for the December 1999 quarter increased 30.4% to $2,040,000 from $1,565,000 for the December 1998 quarter. As a percentage of consolidated net sales, consolidated general and administrative expenses for the December 1999 quarter increased to 8.1% from 6.9% for the December 1998 quarter. The increase in consolidated general and administrative expenses in absolute dollars and as a percentage of consolidated net sales is primarily due to the general and administrative expenses of Ken Crane's and Aviva. Ken Crane's was acquired and Aviva was formed subsequent to the December 1998 quarter.

          General and administrative expenses for the wholesale distribution segment for the December 1999 quarter were up 3.9% to $1,626,000 from $1,565,000 for the December 1998 quarter. However, as a percentage of wholesale distribution net sales, general and administrative expenses for the December 1999 quarter were down 0.3% to 6.6% from 6.9% for the December 1998 quarter. The 3.9% increase in absolute dollar general and administrative expenses for the December 1999 quarter results primarily from higher depreciation expenses associated with the Nevada distribution facility (higher by $214,000), offset by lower legal expenses (lower by $122,000).

          The retail distribution segment, Ken Crane's incurred general and administrative expenses of $369,000 consisting primarily of compensation expense, bank credit card servicing fees, depreciation expense and management information systems expenses. The Aviva segment incurred general and administrative expenses of $45,000 consisting primarily of compensation and legal expenses.

         Amortization of production costs for the December 1999 quarter increased 13.9% to $1,032,000, or 4.1% of consolidated net sales, from $906,000, or 4.0% of consolidated net sales, for the December 1998 quarter. This increase in the amortization costs is attributable to the increased number of exclusively licensed programs placed into production during the December 1999 quarter as compared to the December 1998 quarter partially, offset, by lower comparative per-title authoring and compression costs. The Company has been authoring and compressing an increasing number of its exclusive DVD programming in house, which is less expensive on a per-title basis.

         For the December 1999 quarter, amortization of goodwill from the acquisition of Ken Crane's was $128,000, or 0.5% of net sales.

         Interest expense, net of interest income, for the December 1999 quarter increased 31.9% to $397,000, or 1.6% of net sales, from $301,000, or 1.3% of net sales, for the December 1998 quarter. The increase is attributable primarily to higher weighted average debt levels during the December 1999 quarter.

         During the December 1999 quarter, other income of $111,000 consisted of a minority interest in the Aviva joint venture of $88,000 and a gain on sale of land in Las Vegas, Nevada of $23,000.

         The Company did not record income tax expense in the December 1999 quarter due to cumulative to-date recorded net losses for financial statement reporting purposes. The provision for income taxes is based on the annual effective tax rate which is subject to ongoing review and evaluation.

         Consolidated net income for the December 1999 quarter was $1,261,000, or $.08 per basic and diluted share, as compared to $1,129,000, or $.08 per basic and diluted share, for the December 1998 quarter.

         The Company's wholesale distribution segments pre-tax income for the December 1999 quarter increased 56.2% to $1,832,000 (after inter-segment eliminations) from $1,173,000 for the December 1998 quarter. The Company's retail distribution segment, Ken Crane's, recorded a pre-tax loss for the December 1999 quarter of $483,000, which includes goodwill amortization of $128,000. The Company's Aviva segment contributed a pre-tax loss for the December 1999 quarter of $88,000 (net of minority interest).

THE NINE MONTHS ENDED DECEMBER 31, 1999 COMPARED TO THE NINE MONTHS ENDED DECEMBER 31, 1998

         The following table presents consolidated net sales by business segment for the nine months ended December 31, 1999 and 1998:

                                                       Nine months ended
                                                         December 31,
                                                 -------------------------------
                                                     1999              1998              % Change
                                                 -------------    --------------      -----------
                                                              (in thousands)
         Net sales:
         Wholesale distribution                  $      58,812    $       53,235               10.5%
         Retail distribution                            11,401               619                  *
         Aviva                                               9                --                  *
         Inter-segment eliminations                     (9,318)             (165)                 *
                                                 -------------    --------------      -------------
         Consolidated                            $      60,904    $       53,689               13.4%
                                                 =============    ==============      =============

_________________________________
         * = not meaningful

         Consolidated net sales for all segments for the nine months ended December 31, 1999 increased 13.4% to $60,904,000 from $53,689,000 for the comparative December 1998 period. This increase is a result of growing sales of DVD programming partially offset by declining LD and other net sales. The Company experienced continued growth in its sales of DVD programming benefitting from the December 1999 quarter Holiday selling season and the continued growth in DVD player sales to consumers. Consolidated net sales of DVD programming for the nine months ended December 31, 1999 increased 75.4% to $51,416,000, or 84.4% of consolidated net sales, from $29,318,000, or 54.6% of net sales, for the comparable December 1998 period. Approximately 58% of consolidated net sales of DVD programming for the December 1999 nine-month period were derived from exclusively licensed or distributed programming as compared to 53% for the comparable December 1998 period. Consolidated net sales of LD programming for the nine months ended December 31, 1999 decreased 69.1% to $6,901,000, or 11.3% of consolidated net sales, from $22,360,000, or 41.6% of net sales, for the comparable December 1998 period. Net sales of VHS and CD programming for the nine months ended December 31, 1999 were $2,587,000, or 4.3% of consolidated net sales, as compared to $2,011,000, or 3.8% of net sales for the comparable December 1998 period.

         Net sales for the Company's wholesale distribution segment for the nine months ended December 31, 1999 increased 10.5% to $58,812,000 from net sales of $53,235,000 for the comparable December 1998 period. Net sales of the wholesale distribution segment for the December 1999 nine-month period are reflected prior to elimination of $9,318,000 in inter-segment sales from the wholesale distribution segment to the retail distribution segment. In addition to positive market factors, the Company has continued to aggressively license DVD programming which has contributed to the Company's release of a greater number of new exclusive DVD programming. During the December 1999 nine-month period, the Company released 342 exclusive DVD titles, a 103.6% increase from 168 exclusive DVD titles released during the comparable December 1998 period. Additionally, as DVD player sales grow, sales of the Company's previously released exclusive DVD programming are expected to grow.

         The Company's retail distribution segment, consisting solely of the Company's Ken Crane's subsidiary, contributed net sales of $11,401,000 for the nine months ended December 31, 1999, down approximately 8.7% from $12,486,000 for the comparable 1998 period. Although comparative net sales for Ken Crane's for the nine months ended December 31, 1999 were down due to declining LD sales, DVD sales were significantly higher. Net sales of DVD programming for the nine months ended December 31, 1999 were up 57.9% to $7,620,000, or 66.8% of the segment net sales from $4,825,000, or 38.6% of segment net sales, for the comparative 1998 period. Net sales of DVD programming via Internet/mail order increased 55.5% to $5,553,000 for the nine months ended December 31, 1999 from $3,570,000 for the comparable 1998 period. Approximately $619,000 in net sales was recognized during the nine months ended December 31, 1998 by the Company's subsidiary U.S. Laser, which ceased operations in July 1998. Net revenue information for the nine months ended December 31, 1998 (prior to acquisition) was provided by Ken Crane's Magnavox City, Inc. and is unaudited.

         The Company's 50%-owned joint venture, Aviva recognized minimal sales agency revenues during the December 1999 nine-month period generated from international broadcast of certain of the Company's exclusively distributed DVD programming. The Company's and Aviva's first international home video release is scheduled for the end of the Company's fourth quarter ending March 31, 2000.

         Consolidated cost of sales for the nine months ended December 31, 1999 was $44,999,000, or 73.9% of consolidated net sales, compared to $41,105,000, or 76.6% of consolidated net sales, for the comparable December 1998 period. Accordingly, consolidated gross profit margin improved to 26.1% for the December 1999 nine-month period from 23.4% for the comparable December 1998 period. The increase in gross profit margin primarily reflects the shift in sales mix from exclusive LD to higher profit margin exclusive DVD programming, the incremental gross profit margin contributed by Ken Crane's operations and the December 1999 nine-month period's comparatively lower provision for slow-moving inventory. The increase in gross profit margin was partially offset, by comparatively higher labor costs associated with operating the Nevada warehouse and distribution facility including those expenses associated with expedited order processing necessitated by difficulties encountered implementing the software required to run the facility.

         The following tables present consolidated selling expenses by business segment and as a percentage of related segment net sales for the nine months ended December 31, 1999 and 1998:

                                                         Nine months ended
                                                            December 31,
                                                 --------------------------------------------------
                                                     1999              1998              % Change
                                                 -------------    --------------      -------------
                                                              (in thousands)
         Selling expenses:
         Wholesale distribution                  $       4,070    $        3,883                4.8%
         Retail distribution                             2,036                99                  *
         Aviva                                             320                --                  *
                                                 -------------    --------------      -------------
         Consolidated                            $       6,426    $        3,982               61.4%
                                                 =============    ==============      =============


         As a percentage of segment net sales:
         Wholesale distribution                            6.9%              7.3%              (0.4)%
         Retail distribution                              18.4                 *                  *
         Aviva                                               *                --                  *
                                                 -------------    --------------      -------------
         Consolidated                                     10.6%              7.4%               3.2%
                                                 =============    ==============      =============

_____________________________
         * = not meaningful

         Consolidated selling expenses for the nine months ended
December 31, 1999 increased 61.4% to $6,426,000 from $3,982,000 for the comparable December 1998 period. As a percentage of consolidated net sales, consolidated selling expenses for the nine months ended December 31, 1999 increased to 10.6% from 7.4% for the comparable December 1998 period. The increase in consolidated selling expenses in absolute dollars and as a percentage of consolidated net sales is primarily due to the selling expenses of Ken Crane's and Aviva. Ken Crane's was acquired and Aviva was formed subsequent to the December 1998 quarter. Selling expenses for the retail distribution and Aviva segments will continue to be higher as a percentage of segment net sales than for the wholesale distribution segment.

         Selling expenses for the wholesale distribution segment were up 4.8% to $4,070,000 for the nine months ended December 31, 1999 from $3,883,000 for the comparable December 1998 period. However, as a percentage of wholesale distribution net sales, selling expenses for the nine months ended December 31, 1999 were down 0.4% to 6.9% from 7.3% for the comparable December 1998 period. The 4.8% increase in absolute dollar selling expenses results primarily from higher net freight expenses (higher by $340,000) and higher compensation expense (higher by $227,000), offset by lower trade advertising costs (lower by $356,000).

         The retail distribution segment, Ken Crane's, incurred selling expenses of $2,036,000 during the nine months ended December 31, 1999, consisting primarily of promotional expenses, compensation expense, and freight expenses, net of freight and handling fee income. Included during the nine-month period is a net $366,000 charge related to free goods distributed and other promotional expenses incurred in connection with a joint national DVD hardware promotion with Thomson Consumer Electronics. Consumers who purchased select RCA brand DVD players between June 1 and August 16, 1999 received five free DVD titles fulfilled by Ken Crane's. Management believes the promotion has been an excellent opportunity for Ken Crane's to gain national recognition as a DVD retailer by reaching new DVD consumers through RCA's national network of dealers as well as gain an extensive customer list of new DVD hardware consumers. The Aviva segment incurred selling expenses of $320,000, composed primarily of compensation, convention and travel expenses. The nine months ended December 31, 1998 includes $99,000 in selling expenses from the Company's subsidiary, U.S. Laser, which was winding up its operations through its closure in July 1998.

         The following tables present consolidated general and administrative expenses by business segment and as a percentage of related segment net sales for the nine months ended December 31, 1999 and 1998:

                                                       Nine months ended
                                                         December 31,
                                                 -------------------------------
                                                     1999              1998              % Change
                                                 -------------    --------------      -----------
                                                              (in thousands)
         General and administrative expenses:
         Wholesale distribution                  $       4,704    $        4,066               15.7%
         Retail distribution                             1,006               128                  *
         Aviva                                             109                --                  *
                                                 -------------    --------------      -------------
         Consolidated                            $       5,819    $        4,194               38.7%
                                                 =============    ==============      =============

         As a percentage of segment net sales:
         Wholesale distribution                            8.0%              7.6%               0.4%
         Retail distribution                               8.8                 *                  *
         Aviva                                               *                --                  *
                                                 -------------    --------------      -------------
         Consolidated                                      9.5%              7.8%               1.7%
                                                 =============    ==============      -------------

_________________________________
         * = not meaningful

          Consolidated general and administrative expenses for the nine months ended December 31, 1999 increased 38.7% to $5,819,000 from $4,194,000 for the comparative December 1998 period. As a percentage of consolidated net sales, consolidated general and administrative expenses for the nine months ended December 31, 1999 increased to 9.5% from 7.8% for the comparable December 1998 period. The increase in consolidated general and administrative expenses in absolute dollars and as a percentage of consolidated net sales is primarily due to the general and administrative expenses of Ken Crane's and Aviva. Ken Crane's was acquired and Aviva was formed subsequent to the December 1998 quarter.

         General and administrative expenses for the wholesale distribution segment for the nine months ended December 31, 1999 were up 15.7% to $4,704,000 from $4,066,000 for the comparable December 1998 period. As a percentage of wholesale distribution net sales, general and administrative expenses for the nine months ended December 31, 1999 were up 0.4% to 8.0% from 7.6% for the comparable December 1998 period. The 15.7% increase in absolute dollar general and administrative expenses for the December 1999 nine-month period results primarily from higher depreciation expenses primarily associated with the Nevada distribution facility (higher by $603,000), higher compensation expense (higher by $140,000) and higher investor relations expense (higher by $82,000). This absolute dollar increase in the nine-month period ended December 1999 was partially offset by lower legal expenses relating (lower by $118,000) and lower provision for doubtful accounts receivable (lower by $116,000).

         The retail distribution segment, Ken Crane's incurred general and administrative expenses of $1,006,000 consisting primarily of compensation expense, bank credit card servicing fees, depreciation expense and management information systems expenses. The Aviva segment incurred general and administrative expenses of $109,000 consisting primarily of compensation and legal expenses. The nine months ended December 31, 1998 includes $128,000 in general and administrative expenses from the Company's subsidiary U.S. Laser, which was winding up its operations through its closure in July 1998.

         Amortization of production costs for the nine months ended December 31, 1999 decreased 6.6% to $2,896,000, or 4.8% of consolidated net sales, from $3,099,000, or 5.8% of consolidated net sales, for the nine months ended December 31, 1998. The decrease in amortization costs for the nine months ended December 31, 1999 is attributable to operational efficiencies attained by the creative services and production departments, as well as lower comparative per-title authoring and compression costs as a result of this aspect of DVD production being brought in-house offset, in part, by the increase number of exclusively licensed programs placed into production during the nine months ended December 31, 1999.

          For the nine months ended December 31, 1999, amortization of goodwill from the acquisition of Ken Crane's was $377,000, or 0.6% of net sales.

          Interest expense, net of interest income, for the nine months ended December 31, 1999 increased 84.3% to $1,119,000, or 1.8% of net sales, from $607,000, or 1.1% of net sales, for the nine months ended December 31, 1998. The increase is attributable primarily to higher weighted average interest rate and debt levels during the nine months ended December 31, 1999 .

          For the nine months ended December 31, 1999, other income of $437,000 consisted primarily of a confidential settlement with one of the nondebtor defendants to the Company's continuing litigation against LEI Partners, L.P. of $190,000, a minority interest in the Aviva joint venture of $215,000 and a gain on sale of land in Las Vegas, Nevada of $23,000.

          The Company did not record income tax expense in the nine months ended December 31, 1999 due to cumulative to-date recorded net losses for financial reporting purposes. The provision for income taxes is based on the annual effective tax rate which is subject to ongoing review and valuation.

          Consolidated net loss for the nine months ended December 31, 1999 was $295,000, or $.02 per basic and diluted share, as compared to consolidated net income of $647,000, or $.05 per basic and diluted share, for the comparable December 1998 period. The principal reason for this decline was due to the losses of $1,931,000 (net of inter-segment eliminations and minority interest) in the retail distribution (Ken Crane's) and Aviva segments acquired and formed, respectively, during fiscal 2000.

          The Company's wholesale distribution segment pre-tax income for the nine months ended December 31, 1999 increased 133.0% to $1,636,000 (after inter-segment eliminations) from $702,000 for the comparable December 1998 period. The Company's retail distribution segment, Ken Crane's, recorded a pre-tax loss for the nine months ended December 31, 1999 of $1,716,000, which includes goodwill amortization of $377,000. The Company's Aviva segment contributed a pre-tax loss for the nine months ended December 31, 1999 of $215,000 (net of minority interest).

INFLATION

          Management believes that inflation is not a material factor in the operation of the Company's business at this time.

LIQUIDITY AND CAPITAL RESOURCES

          The Company's working capital requirements vary primarily with the level of its licensing, production and distribution activities. The principal recurring uses of working capital in operations are for program licensing costs (i.e., royalty payments, including advances, to program suppliers), distribution fee advances, manufacturing and production costs, costs of acquiring finished product for wholesale distribution and selling, general and administrative expenses. Non-recurring uses during the 1999 and 1998 nine-month periods were attributable to the development of the Company's Las Vegas, Nevada warehouse and distribution facility. Working capital has historically been provided by cash flows from operations, private and public sales of common stock, notes representing short- and long-term debt and bank borrowings.

          Sources and Uses of Working Capital, Nine Months Ended
          -------------------------------------------------------
December 31, 1999 and 1998. Net cash used in operating activities for the nine
--------------------------
months ended December 31, 1999 increased 65.5% to $4,388,000 from $2,652,000 for the comparable December 1998 period. The increase is primarily due to a dramatic increase in royalty and distribution fee advances paid during the nine months ended December 31, 1999 to secure future exclusive DVD rights for both domestic and international distribution and when available, worldwide broadcast,

VHS distribution and digital downloading and streaming rights. In growing its DVD business, the Company has used its operating cash flows to grow its exclusive and nonexclusive DVD inventory and to increase the number of exclusive DVD titles it releases quarterly (production cost expenditures). As the Company distributes DVD programming on a nonexclusive basis from virtually all program suppliers with whom it does not have an exclusive distribution agreement, it carries an extremely broad range of DVD programming in inventory. As new titles are released, they will be represented in the Company's inventory. The Company utilizes its return allowances with the respective program suppliers to manage its inventory. Additionally, comparative growth in the Company's accounts receivable and accounts payable, accrued royalties and liabilities for the nine months ended December 31, 1999 reflects the Company's growth in DVD sales and DVD purchases.

          Investing activities consisted primarily of capital expenditures. Such amounts aggregated $1,799,000 and $2,275,000 during the 1999 and 1998 nine-month periods, respectively. Net cash provided by investing activities for the nine months ended December 31, 1999 was $24,000 as compared to net cash used in investing activities of $2,275,000 for the comparable 1998 period. For both the 1999 and 1998 periods, the Company incurred capital expenditures primarily for its Nevada warehouse and distribution facility. In December 1999, the Company sold land in Nevada for net proceeds of $1,823,000 See - Note Payable to Bank below.

          Net cash provided by financing activities for the nine months ended December 31, 1999 decreased 27.3% to $3,641,000 from $5,011,000 for the comparable 1998 period. The decrease is primarily due to the repayment of a note payable with net proceeds from the sale of land in Nevada. See - Note Payable to Bank below.

          Financing Activities.
          --------------------

          Revolving Credit and Term Loan Facility. At December 31, 1999, the Company had $7,257,000 outstanding under its revolving credit facility and $365,000 outstanding under its term loan facility with Foothill Capital Corporation ("Foothill") and had borrowing availability of $7,193,000 and $119,000, respectively, net of amounts utilized for outstanding standby letters of credit. Borrowings under the revolving credit and term loan facility bear interest at prime plus 0.75% (9.25% at December 31, 1999). In November 1999 and in anticipation of a seasonal increase in business activity, the Company and Foothill amended the December 28, 1998 Loan and Security Agreement increasing the maximum revolving advance limit from $12,000,000 to $15,000,000.

          Real Estate Credit Facility. At December 31, 1999, $3,219,000 in borrowings were outstanding under the revolving real estate credit facility with Bank of America National Trust and Savings Association in Nevada. Borrowings bear interest at LIBOR plus 2.25% (8.38% at December 31, 1999).

          Distribution Equipment Lease Facility. At December 31, 1999, $1,520,000 in borrowings were outstanding under the distribution equipment lease facility with BankAmerica Leasing and Capital Corporation. Borrowings bear interest at LIBOR plus 2.719% (8.85% at December 31, 1999).

          Note Payable to Bank. On December 6, 1999, the Company closed escrow for the sale (to a real estate developer) of approximately 3.8 acres of the 8.8 acres of land (adjacent to the Company's 8.4 acre warehouse and distribution facility site in Las Vegas, Nevada) for $1,823,000. The Company recorded a gain of approximately $23,000 on the sale of the land which is included in the accompanying consolidated statements of operations as other income for the three and nine months ended December 31, 1999. Concurrent with the close of escrow, the Company repaid the $1,215,000 in outstanding borrowings with Pioneer Citizens Bank of Nevada, which bore interest at prime plus 1.75% (10.25% at December 31, 1999). The remaining proceeds of $608,000 were used to pay down outstanding borrowings under the revolving credit facility with Foothill.

          Other Obligations.
          -----------------

          At December 31, 1999, the Company had future license obligations for royalty advances, minimum guarantees and other fees of $3,411,000 due during the remainder of fiscal 2000, $7,298,000 due during fiscal 2001 and $269,000 due during fiscal 2002. These advances and guarantees are recoupable against royalties and distribution fees earned (in connection with Company revenues) by the licensors and program suppliers, respectively. Depending upon the competition for license and exclusive distribution rights, the Company may have to pay increased advances, guarantees and/or royalty rates in order to acquire or retain such rights in the future.

          At December 31, 1999, the Company had $550,000 of outstanding standby letters of credit issued by Foothill of which $300,000 expire on June 30, 2000 and $250,000 expire on November 18, 2000. These letters of credit secure trade payables due program suppliers.

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

          Impact of Year 2000.
          -------------------

          The Company (including its wholly-owned subsidiary Ken Crane's) has been aware of the complexity and significance of the Year 2000 issue. Certain computer programs written with two digits rather than four to define the applicable year may experience problems handling dates beyond January 1, 2000. As a result, computer applications may fail or create erroneous results unless corrective measures are taken. During the past year, the Company acted to minimize the risk of disruption from a Year 2000 related problem. The Company established a Year 2000 compliance program which was comprised of five phases: discovery, planning, resolution, testing and implementation. The scope of the Company's compliance program included information technology systems (computer hardware and software) and non-information technology systems (facilities, telecommunication systems, distribution center machinery, security systems and video and sound processing equipment which may include embedded technology). Also included in the scope of the Company's compliance program was the Year 2000 readiness of significant third-party suppliers (product manufacturers and suppliers and major service providers such as financial institutions, freight carriers, securities agents and other service providers) and customers.

          Completion of the discovery and planning phases for both the Company's information and non-information technology systems revealed that approximately 25% of the systems addressed were found to require some level of remediation or replacement. The Company completed the resolution phase to such systems, for which all affected hardware, software and equipment has been repaired, upgraded or replaced. During the December 1999 quarter, the Company completed the testing and implementation phases for the majority of both its information and non-information technology systems. Additionally, during the December 1999 quarter, the Company completed its comprehensive Year 2000 supplier/customer readiness assessment with all of its significant third-party suppliers and customers. This assessment consisted of distributing a questionnaire to significant third-party suppliers (including those which manufacture/supply the majority of the exclusive optical discs and packaging and finished nonexclusive optical disc programming purchased by the Company) and significant third-party customers (including the Company's largest retail customers). Substantially all responses to the Company's questionnaire indicated that the Company's major suppliers and customers have a comprehensive plan in place to be Year 2000 compliant by December 31, 1999.

          The Company primarily utilized internal management information systems personnel for the installation of maintenance updates and completion of modifications to existing computer systems. The total cost of our Year 2000 compliance program was approximately $40,000 which was expensed as incurred and was funded through operating cash flows.

          The Company has not experienced any significant Year 2000 related system failures or service disruptions. Additionally, the Company has not experienced any service disruptions from its significant third-party suppliers and customers, nor is it aware of any significant Year 2000 related system failures, which may have been experienced by them. The Company intends to monitor its systems for ongoing Year 2000 compliance. Management does not currently anticipate that internal system failures will result in a material adverse effect on the Company's operations or financial condition. Management cannot guarantee the computer systems of the Company's significant third-party suppliers and customers will not be adversely affected by problems associated with the Year 2000 issue.

FORWARD-LOOKING STATEMENTS

          Forward-looking statements, within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, are contained throughout this Form 10-Q. Such statements are based on the beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. When used in this report, the words "anticipate," "believe," "estimate," "may," "plan," "expect" and similar expressions, variations of such terms or the negative of such terms as they relate to the Company or its management are intended to identify such forward-looking statements and should not be regarded as a representation by the Company, its management or any other person that the future events, plans or expectations contemplated by the Company will be achieved. Such statements are based on management's current expectations and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, the Company's actual results, performance or achievements could differ materially from those expressed in, or implied by, any such forward-looking statements. The Company has made forward-looking statements in this Form 10-Q concerning, among other things: (1) the expected launch date of the new www.DVDPlanet.com web site (the redesigned version of www.kencranes.com) and the ability of our distribution system to handle fulfillment for the new web site;
(2) the expected release date of the Company's and Aviva's first title for international home video; (3) the sales of the Company's previously released DVD programming growing with DVD player sales; and (4) potential internal system failures relating to the Year 2000 issue will not result in a material adverse effect on the Company's operations of financial condition. These statements are only predictions. Actual events or results may differ materially as a result of risks facing the Company. These risks include, but are not limited to: (1) unexpected difficulties our internal and external information systems resources encounter in programming our systems for expedited order processing, third party fulfillment and web site integration; (2) unexpected difficulties or delays in the mastering, production or coordination processes for international distribution; (3) changing customer and consumer tastes and preferences with regard to the Company's DVD offerings and those offered by other program suppliers; and (4) that all Year 2000 remedial actions taken by the Company will continue to be successful in avoiding a Year 2000 related problem. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements. Unless otherwise required by law, the Company disclaims any obligation to update any such factors or to announce publicly the result of any revisions to any of the forward-looking statements contained in this and other Securities and Exchange Commission filings of the Company to reflect future events or developments.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.
         ----------------------------------------------------------

Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates and foreign currency exchange rates. Changes in interest rates and, in the future, changes in foreign currency exchange rates have and will have an impact on the Company's results of operations.

Interest Rate Fluctuations
--------------------------

Approximately $12.4 million of the Company's outstanding borrowings are subject to changes in interest rates; however, the Company does not use derivatives to manage this risk. This exposure is linked to the prime rate and the LIBOR. The Company believes that moderate changes in the prime rate or the LIBOR would not materially affect the operating results or financial condition of the Company. For example, a one- percent change in interest rates would result in an approximate $124,000 annual impact on pre-tax income (loss) based upon those outstanding borrowings at December 31, 1999 subject to interest rate fluctuations.

Foreign Exchange Rate Fluctuations
----------------------------------

The Company will be exposed to foreign exchange rate risk in the future associated with its accounts receivable and accounts payable denominated in foreign currencies (initially Eurodollars and British Pounds). The Company is beginning to distribute certain of its licensed DVD and videotape programming (for which the Company has international distribution rights) internationally through international sub-distributors. Any exposure at December 31, 1999 was immaterial. The Company's first international video releases are scheduled for the fourth quarter ending March 31, 2000.

              REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
              --------------------------------------------------

          The condensed consolidated financial statements as of December 31, 1999 and for the three- and nine-month periods ended December 31, 1999 and 1998 in this Form 10-Q have been reviewed by KPMG LLP, independent certified public accountants, in accordance with established professional standards and procedures for such a review.

          The report of KPMG LLP commenting upon their review follows.

                       Independent Auditors' Review Report
                       -----------------------------------

The Board of Directors and Shareholders
Image Entertainment, Inc.:

We have reviewed the condensed consolidated balance sheet of Image Entertainment, Inc. and subsidiary as of December 31, 1999, and the related condensed consolidated statements of operations and cash flows for the three-and nine-month periods ended December 31, 1999 and 1998. These condensed consolidated financial statements are the responsibility of the Company's management.

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

Los Angeles, California
February 3, 2000

================================================================================
                          PART II - OTHER INFORMATION
================================================================================

ITEM 1.   Legal Proceedings.
          -----------------

          On June 18, 1997, the Company filed a complaint in the Superior Court of the State of California, County of Los Angeles (Case No. BC173084), against LEI Partners, L.P. ("LEI") and a number of related entities and individuals, which relates to a dispute concerning, among other things, LEI's payment obligations under two promissory notes issued in connection with a December 31, 1990 purchase agreement documenting the Company's sale of a business segment to LEI (the "Superior Court Action"). The Company has alleged, inter alia, breach of contract, intentional misrepresentation, negligent misrepresentation, conspiracy to defraud, interference with economic relationship, conspiracy to interfere with economic relationship, and conversion. The Company contends that through an intricate conspiracy among sham corporations and partnerships LEI and others defrauded the Company and systematically dissipated and diverted the assets of LEI so that LEI was intentionally rendered incapable of satisfying its obligations under the purchase agreement and the two promissory notes. This fraudulent scheme includes, but is not limited to, the misrepresentation of the gross revenues and pre-tax profits derived from the operation of the acquired business, and the fraudulent concealment and conspiratorial diversion of assets of that business (including the revenues generated by that business) from LEI to persons and entities affiliated with LEI. The Company also contends that all of the defendants are or were the alter egos of LEI and each other. The complaint seeks compensatory damages of not less than $5 million plus accrued interest, attorney's fees and punitive damages in an amount to be proven at trial. On September 16, 1997, the Company filed a first amended complaint against the same defendants and making the same claims, but providing additional factual details.

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

          On November 17, 1997, the Company commenced the court ordered arbitration proceedings against LEI, seeking damages in excess of $3.7 million, plus attorney's fees and costs, for breach of the promissory notes. On January 21, 1998, LEI filed an answering statement denying liability. LEI also submitted a counterclaim against the Company and three of its present or former officers or directors, but refused to pay the AAA filing fee, and the AAA rejected the counterclaim. Although LEI's counterclaim was rejected and is not pending, it alleged claims for, inter alia, fraud in the inducement, recission and breach of written contract. The counterclaim maintained that certain of the Company's representations and warranties regarding the value of the acquired business and its projected income were false, and that LEI was therefore fraudulently induced to execute the purchase agreement and the two promissory notes. LEI also maintained that the Company breached a seller non-competition agreement, thereby entitling LEI to an offset against any amount found to be owed under the second promissory note. The counterclaim sought compensatory damages of $1 million plus accrued interest, attorney's fees and costs, and also sought punitive damages in the amount of $2 million. Should the rejected counterclaim of LEI ever be filed or prosecuted, the Company intends to contest vigorously its allegations and purported claims.

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

          The Company is continuing to prosecute its Superior Court Action by conducting further discovery and preparing the case for trial. The Company has also been engaged in settlement negotiations with defendants.

          On November 13, 1998, the Company filed a complaint in the Superior Court of the State of California, County of Los Angeles (Case No. SC 054918), against its former attorney for breach of fiduciary duty and legal malpractice. The claims alleged arise out of defendants' representation of LEI and its principals, without the Company's informed and written consent, in matters directly related to the subject of defendants' prior representation of the Company. The complaint seeks compensatory damages of not less than $5 million plus interest. The parties have reached a confidential agreement in principal to settle the litigation and are in the process of finalizing the settlement papers.

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

          Not applicable.

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

                                      IMAGE ENTERTAINMENT, INC.



Date: February 11, 2000               By: /s/ MARTIN W. GREENWALD
                                          ----------------------------------
                                          Martin W. Greenwald
                                          Chairman of the Board, Chief
                                          Executive Officer,
                                          President and Treasurer



Date: February 11, 2000               By: /s/ JEFF M. FRAMER
                                          ----------------------------------
                                          Jeff M. Framer
                                          Chief Financial Officer

================================================================================
                                 EXHIBIT INDEX
================================================================================

Exhibit No.      Description
--------------------------------------------------------------------------------

10.1 * Amendment No. 2 dated as of February 8, 2000 to Loan and Security Agreement dated as of December 28, 1998 by and between the Company and Foothill Capital Corporation.

15 *             Consent Letter of KPMG LLP, Independent Certified Public
                 Accountants.

27 * Financial Data Schedule as of and for the Nine Months Ended December 31, 1999.

                 ____________________________________________

                 * Exhibit(s) not previously filed with the Securities and Exchange Commission.

                 +  Management Contracts, Compensatory Plans or Arrangements.