Form 10-K
period 2000-03-31
IMAGE ENTERTAINMENT INC
filed 2000-06-27
CIK 216324

================================================================================
--------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                            ______________________

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For The Fiscal Year Ended March 31, 2000

                                      OR

[_]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 For The Transition Period From ....................To
      ....................

                        Commission File Number 0-11071
                            _______________________

                           IMAGE ENTERTAINMENT, INC.
            (Exact name of registrant as specified in its charter)
                            _______________________

                California                             84-0685613
      (State or other jurisdiction of    (I.R.S. Employer Identification Number)
              incorporation)


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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES (X) NO ( )

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     At June 1, 2000, 16,462,032 shares of Common Stock were outstanding, and the aggregate market value of the shares of Common Stock held by the registrant's nonaffiliates was approximately $39,209,193 (based upon the closing price of the Common Stock on the NASDAQ National Market System on such date), excluding shares of Common Stock held by the registrant's directors, executive officers and 5% or more shareholders. Their holdings have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Part III - Proxy Statement for Registrant's 2000 Annual Meeting of Shareholders to be filed within 120 days of fiscal year-end.

================================================================================

                           IMAGE ENTERTAINMENT, INC.
                            Form 10-K Annual Report
                   For The Fiscal Year Ended March 31, 2000


                               TABLE OF CONTENTS
                               -----------------

PART I...................................................................................   1

     ITEM 1.     Business................................................................   1
     ITEM 2.     Properties..............................................................  11
     ITEM 3.     Legal Proceedings.......................................................  11
     ITEM 4.     Submission of Matters to a Vote of Security
                 Holders.................................................................  12

PART II..................................................................................  14

     ITEM 5.     Market for Registrant's Common Equity and Related Stockholder
                 Matters.................................................................  14
     ITEM 6.     Selected Financial Data.................................................  15
     ITEM 7.     Management's Discussion and Analysis of Financial Condition and Results
                 of Operations...........................................................  16
     ITEM 7A.    Quantitative and Qualitative Disclosures About Market Risk..............  26
     ITEM 8.     Financial Statements and Supplementary Data.............................  26
     ITEM 9.     Changes in and Disagreements with Accountants on Accounting and
                 Financial Disclosure....................................................  50

PART III.................................................................................  50

     ITEM 10.    Directors and Executive Officers of the Registrant......................  50
     ITEM 11.    Executive Compensation..................................................  50
     ITEM 12.    Security Ownership of Certain Beneficial Owners and Management..........  50
     ITEM 13.    Certain Relationships and Related Transactions..........................  50

PART IV..................................................................................  51

     ITEM 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K.........  51

SIGNATURES...............................................................................  53

--------------------------------------------------------------------------------
                                    PART I
--------------------------------------------------------------------------------

ITEM 1.   BUSINESS.
          --------

GENERAL

     Image Entertainment, Inc. was incorporated in Colorado in April 1975 as Key International Film Distributors, Inc. The Company's present name was adopted in June 1983. In November 1989, the Company reincorporated in California. The Company's principal executive offices are located at 9333 Oso Avenue, Chatsworth, California 91311. The Company's telephone number is (818) 407-9100.

     The Company is primarily engaged in the business of licensing and distributing DVD format entertainment programming in the home video market. The Company distributes programming for which it has exclusive distribution rights, and programming for which it does not have exclusive distribution rights. In addition to DVD, the Company distributes some of its exclusive titles in other home video formats such as laserdisc and VHS. The Company has begun to secure and exploit broadcast rights for certain of its exclusive titles. Broadcast rights may include television, cable, satellite, radio, and Internet streaming and digital downloading rights.

     The Company's business strategy is to actively pursue, secure and exploit exclusive rights to entertainment programming in as many home video formats and broadcast mediums as possible, and in as many territories as possible, for the longest term possible. To this end, the Company has begun to expand its business and operations to become a content producer, with an emphasis on music programming.

     Some of the exclusive titles currently available or soon to be released by the Company include, by genre, the following:

                            Concerts & Music Videos
                            -----------------------
                          Santana:  Supernatural Live
                             Barry Manilow:  Live
                     Steely Dan:  Two Against Nature, Live
                  Phish:  Bittersweet Motel Semi-documentary
               The Cranberries:  Beneath the Skin: Live in Paris
                       Peter Frampton:  Live in Detroit
            James Brown:  James Brown Live from the House of Blues
                          Eagles: Hell Freezes Over*
                           Bee Gees: One Night Only
                      Sheryl Crow: Rockin' the Globe Live
                              VHI Divas: Live/99
                      Roy Orbison: Black and White Night

      Operas & Classical Music                    Cult Feature Films              Mature Audience Programming
      ------------------------                    ------------------              ---------------------------
  La Boheme directed by Baz Luhrmann                 Black Sunday                    Playboy 2000 Calendar
Andre Previn's A Streetcar Named Desire               Dreamscape                Penthouse Pet of the Year 2000
            Bizet's Carmen                        The Old Dark House                       Caligula
                                                    The Demoniacs

      Special Interest/Classic Films          Direct-to-Video Feature Films                Foreign Films
      ------------------------------          -----------------------------                -------------
         IMAX: The Living Seas                     Killing Obsession                    The Bicycle Thief
         IMAX: Super Speedway                           Ms. 45                        Juliet of the Spirits
       AFI's 100 Greatest Movies                                                          The Decalogue
           Visions of Light
       Charlie Chaplin classics

                                                       *  to date, the industry's best selling DVD music title

--------------------------------------------------------------------------------
Image Entertainment, Inc.                                                      1

BUSINESS SEGMENTS

     The Company has three business segments:

     .    Program Licensing & Production/Domestic Wholesale Distribution.

     .    International Wholesale Distribution/Broadcast Rights Exploitation.

     .    Direct-to-Consumer Retail Distribution.

     Operation of the Program Licensing & Production/Domestic Wholesale Distribution segment is conducted by the Company. Operation of the International Wholesale Distribution/Broadcast Rights Exploitation segment is conducted by the Company's sales agent Aviva International LLC. Operation of the Direct-to-Consumer Retail Distribution segment is conducted by the Company's wholly-owned subsidiary DVDPlanet.com. Each of these segments is discussed in greater detail below.

     The following table presents consolidated net sales by reportable business segment for the periods presented:

                                                                   Fiscal Years Ended
                                                                        March 31,
                                                                ------------------------
                                                                  2000            1999        % Change
                                                                --------        --------      --------
          Net Sales:                                                  (in thousands)
          Domestic Wholesale Distribution                       $ 80,406        $ 75,572         6.4%
          International Wholesale Distribution (Aviva)               250              --          *
          Direct-to-Consumer Retail Distribution (Planet)         14,742           3,781          *
          Inter-segment eliminations                             (11,729)         (2,627)         *
                                                                --------        --------      --------
          Consolidated                                          $ 83,669        $ 76,726         9.0%
                                                                ========        ========      ========

          ---------------------
          * not meaningful

     Program Licensing & Production/Domestic Wholesale Distribution Segment.

     The Company distributes entertainment programming on both an exclusive and nonexclusive basis. The exclusive product distributed by the Company (DVD and other formats) is typically produced, marketed and sold by the Company pursuant to an exclusive grant of rights -- typically a licensing arrangement but sometimes pursuant to an exclusive distribution agreement. The nonexclusive product distributed by the Company (mainly DVD format product) is purchased directly from suppliers in final, finished and packaged form.

     Under the Company's exclusive deals, the Company often secures the right to distribute entertainment programming in a broad range of home video formats which could include all or any combination the following: DVD, VHS, CD, laserdisc or other home video format. The distribution territory for exclusive product has traditionally been the United States and Canada, however, the Company has been actively pursuing and often secures exclusive international distribution rights as well. Increasingly, for the same exclusive programs, the Company also receives exclusive broadcast rights which could include all or any combination of the following: television, cable, satellite, pay-per-view, radio or other broadcast medium. Broadcast rights may also encompass Internet streaming and digital downloading. For a discussion regarding exploitation of the Company's international broadcast rights, see "International Wholesale Distribution/Broadcast Rights Exploitation Segment" below. Although the Company is beginning to realize its strategy of securing and exploiting a broader grant of rights than exclusive domestic distribution of DVD format programming, domestic DVD distribution nonetheless continues to be the Company's core business.

--------------------------------------------------------------------------------
2                                                      Image Entertainment, Inc.

     According to industry estimates, there are currently nearly 6,000 DVD titles available in the market. Virtually all 6,000 DVD titles can be purchased from the Company making it a leading "one-stop" for DVD product. The Company releases an average of 50 new exclusive DVD titles each month, adding to the Company's catalogue of approximately 1,200 exclusive releases. The Company's exclusive DVD titles are typically licensed from independent program suppliers (although the Company has licensed a limited number of catalogue DVD titles from Orion and Universal). The balance of the Company's DVD offerings are purchased by the Company directly from major motion picture studios and other program suppliers for distribution on a nonexclusive basis.

     The following table sets forth the percentage of consolidated net sales derived from the distribution of exclusive and nonexclusive programming by format for the periods indicated:

                                           Fiscal Years Ended
                                                March 31,
                                       --------------------------
                                        2000      1999      1998
                                       --------------------------
          Exclusive Programming:
          DVD                             52%       31%        8%
          laserdisc                        6        19        38
          VHS                              4         2         0
                                       --------------------------
                                          62        52        46
                                       --------------------------
          Nonexclusive Programming:
          DVD                             34        29        13
          laserdisc                        3        17        40
          CD                               1         2         1
                                       --------------------------
                                          38        48        54
                                       --------------------------

               TOTAL                     100%      100%      100%
                                       ==========================

     When the Company licenses rights these rights are generally exclusive. In return, the Company pays royalties to the licensor. Royalties are expressed as a percentage of the Company's net revenues from program sales. Typically, the Company must pay royalty advances which are recouped against royalties earned on a title-by-title basis or, if cross-collateralized, against all or certain groups of licensed titles. Generally, the Company's license agreements provide for a term of five to seven years. Traditionally, the Company has sought and obtained domestic rights, however, the Company is now actively pursuing and securing international rights.

     In furtherance of the Company's strategy to secure the broadest range of rights possible and to ensure a continued supply of quality programming for exclusive distribution, the Company has begun to produce/co-produce (i.e., finance, in whole or in part, by means of an advance payment, the production of) entertainment programming. Thus far, the programs produced by the Company are generally one-time, special event live music concerts performed by famous headline acts, produced and filmed for the express purpose of exclusive exploitation by the Company in home video and/or broadcast markets. The exclusive rights granted to the Company under these licensing arrangements generally cover all home video formats (not just domestic DVD distribution rights), as well as a wide array of broadcast rights. Certain of these deals also give the Company exclusive Internet streaming and digital downloading rights. The Company's exclusive rights typically span a term of five to seven years, and the territory is usually worldwide.

     When the Company licenses rights, it provides a variety of value-added services relative to the licensed programs, such as creation of the packaging, DVD authoring, compression and menu design, video master quality control, marketing, sales, warehousing and distribution, and, in certain instances, the addition of enhancements such as separate audio tracks, commentaries, foreign language tracks, and other similar ancillary materials. All of these activities are typically performed by the Company, in-house, with the exception of the manufacturing, replication and packaging of the finished product which is performed by third party vendors.

--------------------------------------------------------------------------------
Image Entertainment, Inc.                                                      3

     Manufacturing & Replication. Under a typical license agreement, a program
     ---------------------------
master and art work are delivered to the Company. The Company's in-house, post-production facility creates a submaster with specifications for the necessary format. The Company's in-house authoring and compression facility typically performs the work necessary to prepare a DVD master for manufacturing and replication, as well as the creation of on-screen menus for each title. Occasionally, the Company may use an outside facility to perform such services. The Company currently manufactures all of its DVD programming at Warner Advanced Media Operations (WAMO), however, the Company believes it could shift its product to any number of other DVD manufacturing facilities should the need arise. The Company's in-house graphic artists create the necessary packaging.

     Marketing. The Company's marketing efforts, which are directed toward
     ---------
consumers and video software and hardware retailers, involve point-of-sale advertising, advertising in trade and consumer publications, national television and radio advertising campaigns, dealer incentive programs, trade show exhibits and bulletins featuring new releases and in-stock catalogue titles. The Company has also instituted account specific marketing programs where the Company works directly with retailers to optimize and customize print advertising and other advertising programs aimed at promoting the Company's exclusive product. The creation of specialized in-store displays and sponsorship of celebrity appearances are other examples of account specific programs. The Company is also beginning to increase its Internet promotional activities which include product tie-ins, sweepstakes and give-aways associated with on-line retail customers, and the creation of genre-specific "boutiques" within direct-to-consumer web sites.

     The Company spent approximately $741,000 for advertising in trade and consumer publications in fiscal 2000 (less than $100,000 of which represents expenditures by Planet and Aviva) and approximately $730,000 for advertising in trade and consumer publications in fiscal 1999. Additionally, the market development expenditure for account specific and other marketing programs was approximately $300,000 for each of fiscal 2000 and fiscal 1999.

     The Company maintains a web site on the Internet at www.image-entertainment.com. The web site includes information regarding the Company's exclusive titles, information of general interest to the home video consumer, and Company press releases. For a discussion of the Company's on-line retail web site, www.DVDPlanet.com, see "Direct-To-Consumer Retail Distribution Segment" below.

     Sales & Customers. The Company sells its product to retailers (including
     -----------------
Internet retailers) and distributors. The Company's Planet subsidiary sells product directly to the consumer. See "Direct-to-Consumer Retail Distribution Segment." In fiscal 2000, sales to Planet accounted for approximately 14.6% of the consolidated net sales of the program licensing & production/domestic wholesale distribution segment and Planet's direct-to-consumer sales accounted for 17.6% of consolidated net sales of the Company. Some of the Company's other customers include Musicland Group, Express.com, Best Buy, Ingram Entertainment and Amazon.com. None of these customers accounted for net sales in excess of 5-6% of the Company's total net sales for fiscal 2000. Domestic delivery of the product is effected through the Company's distribution and fulfillment facility in Las Vegas, Nevada. See "International Wholesale Distribution/Broadcast Rights Exploitation Segment" for information regarding the Company's international distribution. The Company sells its VHS titles through traditional retail and distribution channels and via "special market sales" (i.e., direct-to-consumer print catalogues such as Wireless, Signals, Reader's Digest and The Metropolitan Opera Catalog).

     Although sales are generally considered final, the Company allows customers to return a portion of their stock on a quarterly basis. Generally, this allowance is non-cumulative based on the customer's prior quarter purchases and limited on an individual-title basis. Sometimes greater return allowances are afforded to large customers. The Company provides for estimated returns as sales are recorded. Stock returns, other than for defective product, amounted to approximately 7.3% of net sales in fiscal 2000, approximately 4.9% of net sales in fiscal 1999, and approximately 5.0% of net sales in fiscal 1998. Returns of defective product have been minimal and are generally covered by manufacturers' warranties.

     As of June 1, 2000, the Company had approximately $3.7 million of backlog orders (93% from DVD product). The Company expects to fill 100% of the backlog orders within the current fiscal year. As of June 1, 1999, the Company had approximately $4.5 million of backlog orders (80% from DVD product and 20% from laserdisc product).

--------------------------------------------------------------------------------
4                                                      Image Entertainment, Inc.

     International Wholesale Distribution/Broadcast Rights Exploitation Segment.

     The Company's international wholesale distribution business, and its domestic and international broadcast rights exploitation activities, are conducted by the Company's exclusive sales agent, Aviva International LLC, a 50%-owned joint venture between the Company and home video veteran, Michael Lopez, formed in June 1999. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations. Formation of Joint Venture -- Aviva International, LLC."

     The term of the joint venture currently runs through December 31, 2000, with an option to renew for additional successive two year periods upon mutual agreement of the Company and Lopez. Management believes that the parties will renew the joint venture when the initial term expires on December 31, 2000. Lopez serves as Manager of Aviva.

     The Company's first international home video release (in DVD and VHS) was Sheryl Crow: Rockin' the Globe Live, in March 2000, which was followed by the release of the Eagles: Hell Freezes Over and the classic television series The Twilight Zone. Some of the other titles released or to be released by the Company internationally include VH1 Divas Live/99 (in DVD) and IMAX: Super Speedway (in DVD and VHS). In June 2000, the Company's international distribution of Carlos Santana's Supernatural Live concert in the VHS format will commence, followed by the DVD release in September 2000. When the Company licenses rights for international distribution such rights can, and often time, include all home video rights and all broadcast rights (including Internet and digital download rights) throughout the world, or any subset or variation thereof. Release dates in the various home video formats, like broadcast air dates, vary by territory.

     The Company does not have personnel outside of the United States. International distribution of its home video product (mostly DVD and VHS format product) is achieved either through local distributors or by the licensing of international rights to local licensees. Aviva determines whether a distributor will be used or if the product will be licensed. Aviva then identifies the appropriate third party distributors and licensees, and negotiates and secures, on the Company's behalf, the terms of the respective relationships. Aviva receives a percentage of the net distribution revenues generated by Aviva's exploitation of the Company's rights. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations. Formation of Joint Venture -- Aviva International, LLC."

     Local distributors represent the Company's product in most major foreign territories. These distributors provide marketing, sales, collection and physical distribution services. The Company maintains direct control over the manufacturing of the home video units as well as the pricing, inventory levels, release schedule and overall marketing expenditures associated with such units. The Company's in-house production facility creates the international masters used to replicate the programs and the Company's in-house creative services department provides the appropriate marketing and packaging art work. In Europe, which is the largest international market for the Company's programming, DVD manufacturing is contracted through WAMO and the units are packaged and shipped by a WAMO affiliate in Germany which holds the completed inventory for shipment to the distributors. The Company's European VHS duplication is contracted through a Netherlands entity which inventories and ships product to the international distributors.

     In smaller foreign markets, rather than engage the services of a local distributor, the Company typically enters into license agreements with local licensees, which agreements are negotiated, facilitated and managed by Aviva, and contain terms and conditions similar to the terms which typically govern the Company's underlying rights agreements. The licensee is then responsible for the manufacture, marketing, distribution and sale of the licensed program in the territory.

     Aviva also exploits, on the Company's behalf, the Company's broadcast rights both domestically and abroad. All broadcast arrangements are negotiated, facilitated and managed directly by Aviva. The buyer is typically a cable or satellite broadcaster, but can also be a television or even an Internet broadcaster. The typical broadcast license involves the payment of a fixed, one-time fee and generally spans a two year term with a specified number of airings per year -- although a license can be as short as one month. Usually, the only undertaking required of the Company is to provide a broadcast master of the program. The Company's first domestic broadcast exploitation of programming

--------------------------------------------------------------------------------
Image Entertainment, Inc.                                                      5
is the June 2000 airing on DirectTV of Barry Manilow's Live concert filmed in Nashville, followed by the July 2000 airing, also on DirectTV, of Peter Frampton's Live in Detroit concert. Aviva has also secured a Latin American broadcasting deal for Victor/Victoria (the Broadway show), and Santana's Supernatural Live concert title will air in a number of markets in Europe, Japan and Latin America.

     Direct-to-Consumer Retail Distribution Segment.

     The Company's direct-to-consumer retail distribution operations are conducted exclusively by the Company's wholly-owned subsidiary, DVDPlanet.com, Inc. Planet has been in operation since January 1999. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations. Fiscal 1999 -- Acquisition."

     Planet specializes in DVD software retailing through its www.DVDPlanet.com web site, and via mail order. Planet also owns and operates a DVD retail store in Westminster, California. Planet is the Company's largest customer and makes all of its purchases from the Company. Planet sells every DVD title sold by the Company (approximately 6,000 titles). During fiscal 2000, sales by the Company to Planet were approximately $11.7 million.

     In March 2000, Planet launched a completely redesigned e-commerce web site under the name "DVDPlanet.com." Visitors to the Planet web site can purchase product directly from the web site. The site provides proprietary information about DVD releases, including title synopses, editorial reviews and ratings, and entertainment related editorial features. The site also provides title information such as cast members, MPAA ratings, production details and technical specifications. Further, the site features a powerful search engine that assists consumers in finding product, streaming video of motion picture trailers and clips, and genre-specific "boutiques" within the web site (such as The Disney and film noir boutiques). Planet is currently adding a feature that will automatically recommend titles to Planet customers based upon their prior purchase history.

     Planet sells its product at a standard discount from the suggested retail price. Planet's pricing and return policy is consistent with most on-line DVD retailers. Planet charges a flat rate for standard domestic shipping regardless of the number of units. Purchases can only be effected through use of a major credit card. The site includes secure payment systems which protect the customer's name, address and credit card number.

     Planet has established an Internet affiliate program whereby other web sites can refer customers to the Planet site and receive a referral fee based on sales generated. Commissions are paid to the affiliate sites based on purchases from new customers who arrive at the Planet site through the links. Finally, Planet holds studio sponsored on-site contests and promotions, provides customers with weekly email updates on product releases and sponsors promotions on other entertainment content web sites.

     Planet conducts its own warehouse and shipping operations out of Planet's Westminster, California location. The Company intends to commence shipping and fulfillment for Planet out of the Company's Las Vegas, Nevada warehouse and distribution facility by late summer or early fall 2000.

TRADEMARKS

     The Company has received Federal registration of the trademark "IMAGE" in the United States Patent and Trademark Office. The Company has commenced trademark and service mark registration of the mark "DVDPlanet.com." The Company also uses the service marks "Image Post" and "Image Creative Group."

COMPETITION

     With respect to the sale of its nonexclusive (mostly DVD format) product, the Company faces competition from other distributors who carry the same product. The Company believes that to some extent it has a competitive advantage over certain of its competition because it also affords buyers the opportunity to purchase the Company's exclusive titles. The Company believes it benefits from the convenience of "one-stop shopping" for retailers who desire to purchase both exclusive and nonexclusive titles from a single source. At the retail level, the Company's exclusive programming vies

--------------------------------------------------------------------------------
6                                                      Image Entertainment, Inc.

for shelf -space and "open to buy" dollars with other home video titles (including blockbuster feature films and other popular appeal programming from major program suppliers). The Company's Planet subsidiary faces significant competition from traditional and on-line retailers. Finally, the Company faces competition from other forms of in-home entertainment.

     The Company also faces competition in securing exclusive license rights. The Company believes that it is able to successfully compete to obtain such rights because of the quality of its reputation and relationships, the quality of its product, and its ability to make advance payments against revenues to its suppliers. The Company's status as an independent program supplier that can exploit programming in all home video and broadcast formats, world-wide, is also attractive to certain content owners (potential licensors).

EMPLOYEES

     At June 1, 2000, the Company had 135 full-time employees and 2 part-time employees, and its Planet subsidiary had 45 full-time employees and 38 part-time employees.

RISK FACTORS

     This Annual Report on Form 10-K contains certain forward-looking statements which the Company believes are within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on the beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. When used in this document, the words "anticipate," "believe," "may," "estimate," "expect" and similar expressions, variations of such terms or the negative of such terms as they relate to the Company or its management are intended to identify such forward-looking statements. Such statements are based on management's current expectations and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, the Company's actual results, performance or achievements could differ materially from those expressed in, or implied by, any such forward-looking statements. Important factors that could cause or contribute to such difference include those discussed under this "Risk Factors" heading. You are cautioned not to place undue reliance on such forward-looking statements, which speak only as of their dates. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

     The Company has made forward-looking statements in this Item 1. and subsequent Items (including but not limited to Item 7.) of this Annual Report concerning, among other things, (1) the Company's ability to shift its product manufacturing, replication and packaging work from WAMO to another facility should the need arise, (2) the Company's ability to renew the Aviva joint venture upon expiration of the current term, (3) the Company's ability to fulfil Planet's orders out of the Company's Las Vegas, Nevada warehouse and distribution facility by the date indicated, (4) whether the Company will be repaid for all start-up loans made to Aviva within the next 18 months, (5) whether sales of the Company's exclusive DVD programming will grow as DVD player sales continue to grow, (6) whether the Company will increase its fiscal 2001 selling and marketing expenditures for Planet over that of fiscal 2000, (7) that the Company does not expect that Year 2000 internal system failures will result in a material adverse effect on the Company's operations or financial condition, and (8) that the escrow for the sale of 4.7 acres of land in Las Vegas, Nevada will close in August 2000. The inclusion of such forward-looking information should not be regarded as a representation by the Company, its management or any other person that the future events, plans or expectations contemplated by the Company will be achieved. Unless otherwise required by law, the Company undertakes no obligation to release publicly any updates or revisions to any such forward-looking statements that may reflect events or circumstances occurring after the date of this Annual Report. Factors that could cause or contribute to such material differences include, but are not limited to, those discussed below.

     If We Cannot Maintain Relationships with Our Program Suppliers and Vendors, Our Business May Be Adversely Affected. We receive a significant amount of our revenues from the distribution of those DVDs for which we have exclusive agreements with program suppliers. We cannot assure you that we will be able to renew these exclusive rights as the existing agreements with each program supplier expire. We also cannot assure you that our

--------------------------------------------------------------------------------
Image Entertainment, Inc.                                                      7
current program suppliers will continue to support the DVD format in accordance with our exclusive agreements. In addition, we cannot assure you that our current program suppliers will continue to license titles to us on the current terms or that we will be able to establish new program supplier relationships to ensure acquisition of titles in a timely and efficient manner or on an exclusive basis. If we cannot maintain relationships with our program suppliers, on an exclusive basis or otherwise, or our program suppliers do not continue to support the DVD format we could suffer a material adverse effect on our business, prospects, financial condition and results of operations.

     If We Cannot Continue to Secure DVD License and Distribution Rights, Our Business May Be Materially Adversely Affected. We cannot assure you that we will be able to continue to secure DVD (and other) license and distribution rights on terms acceptable to us. No major motion picture studio has granted exclusive DVD licenses for its new releases and most popular catalogue titles. Instead, the major motion picture studios sell this programming directly to retailers and other distributors including us. Given that DVD is positioned to become a replacement for VHS, we also compete with independent licensing and distribution entities from the VHS sector of the home video market. We expect to be able to purchase DVD titles on a nonexclusive wholesale basis from all participating program suppliers for sale to our customers but we cannot assure you that we will be able to continue to do so if DVD program suppliers elect to sell direct to retailers, increase the number of entities distributing their programming or limit our access to their programming.

     If DVD Cannot Compete Successfully with Other Forms of In-Home Entertainment, Our Future Revenues May Be Negatively Impacted. The DVD format competes with other forms of in-home entertainment, such as VHS, network, syndicated, cable and pay-per-view television and home satellite systems. The DVD format also competes with new and emerging technologies in the entertainment industry, such as entertainment programming on the Internet, video-on-demand, high-definition television, digital videotape and optical discs with greater storage capacity. These alternate forms of leisure-time entertainment and novel means of video delivery could negatively impact the overall market for DVD sales and us. In addition, emerging technology may allow consumers to download audio or video programming directly to the consumer's home computer, or television set-top recording device, from the Internet (or other broadband delivery system) and store such products on a recordable disc or hard-drive. The development and advancement of such technology into a viable alternative to purchasing DVDs could have a material adverse effect on our business, prospects, results of operation and financial condition.

     Our Inability to Correct Problems That Arise With Our New Warehouse and Distribution Facility Could Have a Material Adverse Effect on Our Business. Any inability to correct problems we may experience that relate to our warehouse and distribution facility in Las Vegas, Nevada could have a material adverse effect on our business, prospects, results of operations and financial condition.

     If the DVD Market Does Not Continue to Grow, Our DVD Business May Be Materially Adversely Affected. Our business is increasingly dependent on the growth of the market for DVDs, which has not yet received mass market acceptance. We cannot assure you that the DVD market will achieve mass market acceptance. In addition, we cannot assure you that studios and other program suppliers will continue to release programs in the DVD format, or release a wide variety of new release and catalogue DVD titles, to increase availability to the level of VHS titles and therefore increase the appeal of the DVD format.

     If Our DVD Production and Replication Vendors Do Not Continue to Provide Services to Us, Our Production Costs May Increase Significantly. We expect to be able to continue using various outside vendors to replicate marketable DVD titles for release under our exclusive DVD license agreements. We cannot assure you, however, that our vendors will continue to provide such services at the same or higher level of quality and quantity, or that we will be able to access or afford alternative vendors for such services.

     Our Results of Operations Fluctuate Based on Seasonality and Variability. We have generally experienced higher sales of DVDs in the quarters ended December 31 and March 31 due to increased consumer spending associated with the year-end holidays and because most sales of a title occur in the first few months after its release. Accordingly, our revenues and results of operations may vary significantly from period to period, and the results of any one period may not be indicative of the results of any future periods. This seasonality also causes our

--------------------------------------------------------------------------------
8                                                      Image Entertainment, Inc.

revenues to be concentrated in the last two quarters of the fiscal year. In addition to seasonality issues, other factors have contributed to variability in our DVD net sales on a quarterly basis. These factors include:

     .    the popularity of titles in release during the quarter;
     .    our marketing and promotional activities;
     .    our rights and distribution activities;
     . the extension, termination or non-renewal of existing license and distribution rights; and
     . general economic changes affecting the buying habits of our customers, particularly those changes affecting consumer demand for DVD hardware and software.

     If Our Key Personnel Leave Us, Our Business May Be Adversely Affected. Our success greatly depends on the efforts of our executive management, including the President and Chief Executive Officer, Chief Financial Officer, Chief Administrative Officer and General Counsel, and Senior Vice President of Sales, Marketing and Operations. In addition, our ability to operate our wholly-owned DVDPlanet.com subsidiary successfully depends significantly on the services and contributions of Ken Crane, Jr. Our business and operations may be adversely affected if one or more key executives were to leave the Company or if Ken Crane, Jr. were to leave Planet.

     If Our Joint Venture with Aviva International LLC is Not Renewed, Our Ability to Exploit Broadcast Rights and International Home Video Rights May Be Adversely Affected. We cannot assure you that the Aviva joint venture agreement will be renewed when the term expires. Further, our ability to successfully operate our International Wholesale Distribution/Broadcast Rights Exploitation operations depends significantly on the services and contributions of Michael Lopez. The business and operations of this segment may be adversely affected if the joint venture is not continued or if Michael Lopez were to leave Aviva.

     If We Cannot Compete Successfully in the Internet Commerce Industry, Our Retail Sales May Be Adversely Affected. We cannot assure you that the Planet web site will be able to compete successfully against current or future competitors. The market for commerce over the Internet is new, rapidly evolving and intensely competitive. We expect this competition to intensify in the future due in part to the minimal barriers to entry and the relatively low cost to launch a new web site. We compete with a variety of other companies for sales of DVDs over the Internet. Some of these competitors can devote substantial resources to Internet commerce in the near future. The Planet web site also competes with traditional retailers of DVDs, including mail-order houses and video clubs.

     We believe that the principal competitive factors we face in selling DVDs through the Planet web site are price, selection, availability, brand recognition, customer service, effectiveness of advertising, technical expertise, convenience, accessibility, quality of search tools, quality of editorial and other site content and reliability and speed of fulfillment. Many of the current and potential competitors of Planet have large customer bases, greater brand recognition and significantly greater financial, marketing and other resources than we have. In addition, some competitors may be able to obtain merchandise from vendors on more favorable terms, devote greater resources to marketing and promotional campaigns, adopt more aggressive pricing or inventory availability policies and devote more resources to web site and systems development than we can. The Planet web site could suffer reduced operating margins and market share and brand recognition based on increased competition.

     If We Cannot Keep Pace with Rapid Technological Change, Our Retail Sales May Be Adversely Affected. We cannot assure you that we will successfully use new technologies effectively or adapt the Planet web site or the systems of our subsidiary to customer requirements or emerging industry standards. The technology used in the Internet commerce industry changes rapidly. This rapid change results in the availability of many new products and services, new industry standards and frequent changes in user and customer requirements and preferences. The success of the Planet web site depends, in part, on our ability to do the following:

     .    license leading technologies useful in the Internet sales business;
     .    enhance the Planet web site's existing services;
     . develop new services and technology that address the increasingly sophisticated and varied needs of our customers; and,

--------------------------------------------------------------------------------
Image Entertainment, Inc.                                                      9

     . respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis.

     If Internet Commerce Does Not Continue to Grow, Our Internet Sales Business May Be Adversely Affected. We cannot assure you that acceptance and use of the Internet and World Wide Web will continue to develop or that a sufficiently broad base of consumers will adopt and use the Internet and World Wide Web as a medium of commerce. Potential future revenues and profits from sales over the Internet substantially depend on the widespread acceptance and use of the Internet as an effective medium of commerce by consumers. Rapid growth in the use of and interest in the World Wide Web, the Internet and other on-line services is a recent phenomenon. For the Planet web site to be successful, consumers who have historically used traditional means of commerce to purchase merchandise must accept and utilize novel ways of conducting business and exchanging information.

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

     We May Experience Capacity Constraints and Other System Development Problems Relating to the Operation of the Planet Web Site. A key element of our business strategy is to generate a high level of use of the Planet web site. We believe that the satisfactory performance, reliability and availability of the Planet web site and the related transaction-processing systems and network infrastructure are critical to our reputation and our ability to attract and retain customers and to maintain adequate customer service levels. Currently, Planet handles its own distribution out of its Southern California based facility. In late summer/early fall 2000, we expect that the Company's Las Vegas, Nevada warehouse distribution facility will take over and perform these functions. To achieve this transition, Planet will upgrade the transaction-processing system required to allow orders received by Planet to be fulfilled by the Las Vegas facility. Any inability on our part to work out any technical problems in the upgrade of the transaction-processing system in a timely manner could have a material adverse effect on our business, prospects, financial condition and results of operations. Even if we are able to successfully create and implement the transaction-processing system and to integrate fulfillment for the Planet web site with our warehouse and distribution center in a timely manner, periodic system interruptions may occur on the Planet web site. While we believe that we will be able to upgrade or install new hardware and software that will be sufficient to accommodate the anticipated traffic on the Planet web site, we cannot assure you that periodic system interruptions will not occur even after the upgrade or installation. Any substantial increase in the volume of traffic on the Planet web site or the number of orders placed by customers will require us to further expand and upgrade our technology, transaction-processing systems and network infrastructure. In addition, we are dependent upon web browser companies and Internet service providers for access to our products and services. Viewers have experienced and may in the future experience difficulties due to system or software failures or

--------------------------------------------------------------------------------
10                                                     Image Entertainment, Inc.

incompatibilities not within our control. Any system interruptions that result in the unavailability of the Planet web site or reduced order fulfillment performance would reduce the volume of goods sold and the attractiveness of our product and service offerings and could have a material adverse effect on us.

     Laws Restricting Internet Commerce Could Adversely Affect Our Business. We could be materially adversely affected by any new legislation or regulation or by the application or interpretation of existing laws to the Internet. Federal, state and foreign governmental organizations are currently considering many legislative and regulatory proposals. If a government authority were to adopt laws or regulations that cover Internet-related issues such as user privacy, pricing and characteristics and quality of products and services provided, the growth of the Internet could be adversely affected. This could lead to a decrease in demand for products offered over the Internet, including those that the Planet web site offers, and could increase the cost of doing business on the Internet. In addition, we do not know how existing laws governing issues such as property ownership, copyright, trade secret, libel and personal privacy will be applied to the rapidly-changing Internet.

ITEM 2.   PROPERTIES.
          ----------

     The Company's headquarters are located in two adjacent buildings in Chatsworth, California (30,080 and 15,440 square feet, respectively), leased from the same landlord. The leases co-terminate on April 30, 2004. The monthly rent for the larger building is approximately $17,450 (subject to annual adjustment based on increases in the consumer price index). The monthly rent for the smaller building is approximately $10,000 (with scheduled yearly increases).

     The Company owns approximately 13 acres of real property in Las Vegas, Nevada. The Company's 76,000 square foot automated warehouse and distribution facility is located on the back 8.4 acre parcel. The architectural building plans provide for room to expand the facility an additional 74,000 square feet (within the 8.4 acre parcel) should the need arise. The Company has been trying to sell the excess acreage and, in December 1999, sold a 3.8 acre parcel. The Company is currently in escrow to sell the balance of the excess acreage.

     The Company's Planet subsidiary leases approximately 8,102 square feet of combined office, retail and warehouse space in Westminster, California. The lease provides for monthly rent of approximately $14,400 (subject to annual adjustment based on increases in the consumer price index) and will expire on November 22, 2002.

ITEM 3.   LEGAL PROCEEDINGS.
          -----------------

     The LEI Action. As previously reported, on June 18, 1997, the Company filed a complaint in the Superior Court of the State of California, County of Los Angeles (Case No. BC173084), against LEI Partners, L.P. and a number of related entities and individuals, relating to a dispute concerning, among other things, LEI's payment obligations under two promissory notes issued in connection with a December 31, 1990 purchase agreement documenting the Company's sale of a business segment to LEI. The Company alleged, inter alia, breach of contract,
                                              ----- ----
intentional misrepresentation, negligent misrepresentation, conspiracy to defraud, interference with economic relationship, conspiracy to interfere with economic relationship, and conversion. The Company contended that through an intricate conspiracy among sham corporations and partnerships LEI and others defrauded the Company and systematically dissipated and diverted the assets of LEI so that LEI was intentionally rendered incapable of satisfying its obligations under the purchase agreement and the two promissory notes. The Company also contended that this fraudulent scheme included, but was not limited to, the misrepresentation of the gross revenues and pre-tax profits derived from the operation of the acquired business, and the fraudulent concealment and conspiratorial diversion of assets of that business (including the revenues generated by that business) from LEI to persons and entities affiliated with LEI. The Company maintained that all of the defendants were the alter egos of LEI and each other. The complaint sought compensatory damages of not less than $5 million plus accrued interest, attorney's fees and punitive damages in an amount to be proven at trial. On September 16, 1997, the Company filed a first amended complaint against the same defendants and making the same claims, but providing additional factual details.

--------------------------------------------------------------------------------
Image Entertainment, Inc.                                                     11

     In a related action, on November 13, 1998, the Company filed a complaint in the Superior Court of the State of California, County of Los Angeles (Case No. SC 054918), against a former outside attorney for breach of fiduciary duty and legal malpractice. The claims alleged arose out of defendant's representation of LEI and its principals, without the Company's informed and written consent, in matters directly related to the subject of defendant's prior representation of the Company. The complaint sought compensatory damages of not less than $5 million plus interest.

     On April 30, 1999, the Company entered into a confidential settlement agreement with one of the nondebtor defendants in the LEI action, who was then dismissed from the action. On January 31, 2000, the Company entered into a confidential settlement agreement with the defendant in the related legal malpractice action, and the case has since been dismissed. On March 15, 2000, the Company entered into a confidential settlement agreement with all of the remaining defendants in the LEI action, and the case was dismissed, with prejudice. Each of the three settlement agreements required that a cash payment be made by the defendant or defendants in each of the respective actions in consideration for the Company's agreement to file a request for dismissal. The three settlement agreements resulted in payments to the Company totaling $899,000.

     The Alliance Action. On July 12, 1999, the Company was named as a defendant in an adversary proceeding filed in the United States Bankruptcy Court for the Southern District of New York, by One Stop Recovery LLC, as Trustee for AEC One Stop, Inc. in connection with the Chapter 11 bankruptcy of Alliance Entertainment Corp. In the proceeding, the plaintiff One Stop sought to recover approximately $1,740,000 in alleged preferential transfers (including payments made and the value of goods returned) made by Alliance within the 90-day period immediately preceding the commencement of its bankruptcy case. On June 23, 2000, the Company entered into a Stipulation of Settlement pursuant to which the Company agreed to pay the Plaintiff $250,000 to settle the proceeding. The Stipulation is subject to court approval at a hearing scheduled for the end of June 2000.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
          ---------------------------------------------------

     None.

--------------------------------------------------------------------------------
12                                                     Image Entertainment, Inc.

EXECUTIVE OFFICERS OF THE REGISTRANT

Executive officers serve at the pleasure of the Company's board of directors. There is no family relationship between any executive officer or director. The following information sets forth the position and age of the Company's executive officers at June 1, 2000 and their business experience for at least the prior five years:


Executive Officer        Age       Position & Background
--------------------------------------------------------------------------------

Martin W. Greenwald      58        Chairman of the Board, Chief Executive
                                   Officer and President since April 1981, and
                                   Treasurer since January 1988.

Jeff M. Framer           39        Chief Financial Officer since April 1993;
                                   Controller from September 1990 to March 1993;
                                   Senior Manager, KPMG LLP, from July 1989 to
                                   September 1990; and, Manager, KPMG LLP, from
                                   July 1988 to June 1989. Mr. Framer received his B.S. degree in Business Administration and Accounting Theory and Practice from California State University at Northridge in
                                   1984. Mr. Framer is a Certified Public
                                   Accountant.

Cheryl L. Lee            41        Chief Administrative Officer since April 1993
                                   and General Counsel since April 1992; Vice
                                   President of Business Affairs from February
                                   1989 to March 1992; prior thereto, Counsel,
                                   Theatrical Distribution & Acquisition,
                                   Twentieth Century Fox Film Corporation. Ms.
                                   Lee received her A.B. degree from Stanford
                                   University in 1980 and her J.D. degree from New York University Law School in 1984. Ms.
                                   Lee is a member of the California Bar.


David A. Borshell        35        Senior Vice President, Sales, Marketing and
                                   Operations since December 1994. Prior to
                                   1994, Mr. Borshell has held various positions in the Company since starting as an Account
                                   Executive in February 1986. Mr. Borshell is a member of the DVD Entertainment Group, an industry trade association devoted to fostering consumer awareness of the DVD format.

--------------------------------------------------------------------------------
Image Entertainment, Inc.                                                     13

--------------------------------------------------------------------------------
                                    PART II
--------------------------------------------------------------------------------


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
          ---------------------------------------------------------------------

     The Company's common stock trades on The Nasdaq Stock Market under the symbol DISK. The Company's common stock has been included on the Nasdaq National Market since February 19, 1991. The table below presents the quarterly high and low closing prices on the Nasdaq National Market during the past two fiscal years.

     Fiscal Year Ended March 31, 2000          High          Low
     --------------------------------         -------       ------
     Quarter ended June 30, 1999              $11.469       $6.50
     Quarter ended September 30, 1999         $ 7.938       $4.563
     Quarter ended December 31, 1999          $ 3.563       $7.00
     Quarter ended March 31, 2000             $ 4.438       $6.688

     Fiscal Year Ended March 31, 1999          High          Low
     --------------------------------         -------       ------
     Quarter ended June 30, 1998              $  7.50       $3.313
     Quarter ended September 30, 1998         $ 10.00       $3.250
     Quarter ended December 31, 1998          $ 10.50       $3.125
     Quarter ended March 31, 1999             $ 12.00       $5.875

     As of June 1, 2000 there were 1,544 holders of record of the Company's common stock.

     The Company has never paid a cash dividend on its common stock and presently intends to retain any future earnings for business development. In addition, the Company is party to loan agreements which impose restrictions on its payment of dividends.

--------------------------------------------------------------------------------
14                                                     Image Entertainment, Inc.

ITEM 6.   SELECTED FINANCIAL DATA.
          -----------------------

     The selected financial data presented below was derived from the consolidated financial statements of the Company and should be read in conjunction with the financial statements, the notes thereto and the other financial information included therein.

                                                                               Years Ended March 31,
                                                   -----------------------------------------------------------------------------
(In thousands, except per share data)                 2000            1999            1998             1997              1996
                                                   ----------      ----------      ----------       ----------        ----------
Income Statement Data:
---------------------
Net sales.....................................     $  83,669       $  76,726       $  75,516        $  86,650         $   95,086
Operating costs and expenses..................        82,007          74,048          84,605/(2)/      83,399/(3)/        86,926
Operating income (loss).......................         1,662           2,678          (9,089)           2,251              8,160
Interest expense..............................        (1,562)           (966)           (662)            (415)              (155)
Interest income...............................            --              84             118              231                337
Other (expense) income........................         1,315/(1)/         --              --             (662)/(4)/           --
Income (loss) before income taxes and
    extraordinary item........................         1,415           1,796          (9,633)           1,405              8,342
Income tax (expense) benefit..................            --             (90)             52             (433)              (743)
Income (loss) before extraordinary item.......         1,415           1,706          (9,581)             972              7,599
Extraordinary item, net of taxes..............            --              --              --             (127)/(5)/           --
Net income (loss).............................     $   1,415       $   1,706       $  (9,581)       $     845         $    7,599
Income (loss) per share:
    Income (loss) before extraordinary item
        Basic.................................     $     .09       $     .12       $    (.71)       $     .07         $      .56
        Diluted...............................     $     .09       $     .12       $    (.71)       $     .07         $      .51
    Net income (loss)
        Basic.................................     $     .09       $     .12       $    (.71)       $     .06         $      .56
        Diluted...............................     $     .09       $     .12       $    (.71)       $     .06         $      .51
    Weighted average shares outstanding
        Basic.................................        16,452          14,185          13,471           13,504             13,569
        Diluted...............................        16,490          14,309          13,471           13,836             14,802

                                                                               Years Ended March 31,
                                                   -----------------------------------------------------------------------------
(In thousands, except per share data)                 2000            1999            1998             1997              1996
                                                   ----------      ----------      ----------       ----------        ----------
Balance Sheet Data:
------------------
Total assets..................................     $  65,395       $  56,445       $  33,781        $  46,448         $   39,406
Total liabilities.............................        39,554          32,113          25,116           28,397             18,880
Net shareholders' equity......................        25,841          24,332           8,665           18,051             20,526

---------------------
(1) Includes $899,000 in proceeds from settlements of litigation.
(2) Includes noncash charges of $8,133,000 and $4,246,000 to reduce the carrying value of the Company's laserdisc inventory to its net realizable value and provide for estimated losses on laserdisc license and exclusive distribution agreements, respectively. Also includes a non-recurring charge of $825,000 related to the closure of U.S. Laser, of which $202,000 is composed primarily of fees and expenses associated with facility lease termination and employee severance payments, and $623,000 (a noncash charge) is composed of the write-off of unamortized facility leasehold improvements and goodwill.
(3) Includes noncash charges of $1,964,000 and $1,946,000 to reduce the carrying value of the Company's laserdisc inventory to its estimated net realizable value and provide for estimated doubtful accounts receivable, respectively.
(4) Other expense represents a non-recurring charge composed primarily of legal and accounting fees associated with the termination of acquisition negotiations.
(5) Extraordinary item is composed of costs associated with early retirement of debt, net of related taxes of $56,000.

--------------------------------------------------------------------------------
Image Entertainment, Inc.                                                     15

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
          RESULTS OF OPERATIONS.
          ---------------------

General

     The Company licenses and distributes a broad range of entertainment programming on DVD, and a rapidly declining range of entertainment programming on laserdisc. Prior to fiscal 1998, the Company's net sales were derived almost entirely from the distribution of titles in the laserdisc format. In March 1997, DVD was introduced and the Company began distributing DVD programming on a nonexclusive wholesale basis. The Company began releasing exclusively licensed DVD programming in June 1997. In fiscal 1998, DVD represented 21% and laserdisc 79% of the Company's net sales. In fiscal 1999, DVD represented 60% and laserdisc 36% of the Company's net sales. In fiscal 2000, DVD represented 86% and laserdisc 9% of the Company's net sales. The Company also distributes music programming on CDs encoded in the DTS multichannel audio format as well as certain programming on VHS. In January 1999, the Company acquired an Internet/direct-to-consumer retail distribution business. See "Fiscal 1999 -- Acquisition" below. In June 1999, the Company formed a joint venture, primarily for international distribution of its licensed entertainment programming. See "Formation of Joint Venture -- Aviva International, LLC" below.

Fiscal 1999 -- Acquisition

     On January 11, 1999, the Company completed its acquisition of the direct-to-consumer retailer Ken Crane's. The purchase price and other acquisition related payments were funded by a portion of the $10,505,000 net proceeds raised in the sale of 2.4 million shares of the Company's common stock. The acquisition was accounted for using the purchase method of accounting. Accordingly, the acquired assets and assumed liabilities were recorded at their fair market value on the acquisition date. The operating results of Ken Crane's were included in the accompanying consolidated statements of operations for the year ended March 31, 1999 from the date of acquisition. The excess of purchase price over the fair market value of the net assets acquired was classified as goodwill and is being amortized on a straight-line basis over 15 years. As of March 1, 2000, the name of the Company's subsidiary officially became "DVDPlanet.com, Inc."

     During the last half of fiscal 2000, the Company redesigned the layout, navigation and content of www.kencranes.com. The redesigned web site was officially launched under the new name of "DVDPlanet.com" on March 30, 2000. Since the Company's acquisition, Planet has fulfilled consumer orders out of its Westminster, California warehouse. It is the Company's intention to ultimately fulfill Planet's direct-to-consumer orders out of its Las Vegas, Nevada distribution facility. Due to software programming issues involving Planet's back-end order processing system's inability to support electronic data interchange, the Company has delayed fulfillment of Planet's orders out of the Nevada facility until its second quarter ending September 30, 2000. Software programmers are continuing to upgrade the Planet order processing system so the system will properly communicate with the Company's Nevada facility systems and thus accommodate direct-to-consumer fulfillment by the Company out of the Nevada facility.

Formation of Joint Venture -- Aviva International, LLC

     In June 1999, the Company formed Aviva International, LLC, a California limited liability company, with Michael Lopez, President of International Consulting & Business Management. Aviva is 50% owned by each of the Company and Lopez. Aviva acts as international sales agent for the Company's licensed programming for which it holds distribution rights for worldwide broadcast and international home video. Lopez serves as Manager of Aviva. Both the Company and Lopez have contributed funds to Aviva (as initial working capital) in the form of interest-bearing loans. The Company will continue to loan Aviva funds for working capital, if needed, during Aviva's start-up phase. Start-up loans to Aviva from the Company totaled approximately $605,000 at March 31, 2000. Management believes the Company will be repaid for all start-up loans made to Aviva within the next eighteen months. Loans by the Company will be repaid by Aviva prior to any profit distributions to the Company or Lopez. Although the Company owns 50% of the joint venture, it has the ability to exercise control over the operations of Aviva. Accordingly, Aviva's operating loss, since its formation, is consolidated with the Company's statement of operations for fiscal 2000 and a

--------------------------------------------------------------------------------
16                                                     Image Entertainment, Inc.

minority interest representing Lopez's share of cumulative losses is reflected in prepaid expenses and other assets at March 31, 2000 and other income for the year ended March 31, 2000.

     In April 2000, the Company and Lopez amended the joint venture operating agreement retroactively (to inception date) primarily amending sales agency fees to be retained by Aviva and the allocation of joint venture profits and losses. Joint venture profits and losses, which were to be allocated 50% to each of Lopez and the Company, were amended changing the allocation to 60% Lopez and 40% the Company up to $750,000 in cumulative profits. The next $750,000 in cumulative profits are allocated 55% Lopez and 45% the Company and cumulative profits over $1,500,000 are allocated 50% to each. Accordingly, other income in the accompanying consolidated statement of operations for fiscal 2000 reflects minority interest of $383,000, representing 60% of Aviva's operating loss of $639,000 since its June 1999 formation. In accordance with the amendment to the joint venture operating agreement, the initial term of the joint venture was extended to December 31, 2000. It is the Company's and Lopez's current intention to renew the agreement for an additional two years through December 31, 2002.

     Royalties and distribution fees payable by the Company to program suppliers in connection with international distribution revenues generated by Aviva's sales agency efforts will generally be used to recoup advance royalties and distribution fees paid by the Company to program suppliers for exclusive international distribution rights.

Results of Operations

Fiscal Year Ended March 31, 2000 Compared to Fiscal Year Ended March 31, 1999

     The following table presents consolidated net sales by reportable business segment for the fiscal years ended March 31, 2000 and 1999:

                                    Fiscal Years Ended
                                         March 31,
                                   --------------------
                                     2000        1999       % Change
                                   --------    --------     --------
                                      (in thousands)
     Net sales:
     Wholesale distribution        $ 80,406     $75,572          6.4%
     Retail distribution             14,742       3,781            *
     International distribution         250          --            *
     Inter-segment eliminations     (11,729)     (2,627)           *
                                   --------     -------     --------
     Consolidated                  $ 83,669     $76,726          9.0%
                                   ========     =======     ========

     ______________________
     *  not meaningful

     Consolidated net sales for all segments for the fiscal year ended March 31, 2000 increased 9% to $83,669,000, from $76,726,000, for the fiscal year ended March 31, 1999. The increase is a result of growing sales of DVD programming partially offset by declining laserdisc net sales. The growth in the Company's DVD sales in fiscal 2000 is attributable to an increase in the number of exclusive DVD titles released by the Company, continued sales from a growing catalog of previously released DVD programming and the continued growth in DVD player sales to consumers.

     Consolidated net sales of DVD programming for fiscal 2000 increased 57.3% to $72,219,000, or 86.3% of consolidated net sales, from $45,911,000, or 59.8%
of consolidated net sales, for fiscal 1999. Approximately 60.2% of consolidated net sales of DVD programming for fiscal 2000 were derived from exclusively licensed or distributed programming as compared to 52.0% for fiscal 1999. Consolidated net sales of laserdisc programming for fiscal 2000 declined 72.9% to $7,495,000, or 9.0% of consolidated net sales, from $27,681,000, or 36.1% of consolidated net sales, for fiscal 1999. Consolidated net sales of VHS and CD programming for fiscal 2000 increased 26.2% to $3,955,000, or 4.7% of consolidated net sales, from $3,134,000, or 4.1% of consolidated net sales, for fiscal 1999.

--------------------------------------------------------------------------------
Image Entertainment, Inc.                                                     17

     The Company continues to aggressively license DVD programming which has contributed to the Company's release of a greater number of exclusive DVD titles. During fiscal 2000, the Company released 504 exclusive DVD titles, an 85.3% increase from 272 exclusive DVD titles released during fiscal 1999. In addition, as DVD player sales grow, sales of the Company's previously released exclusive DVD programming are expected to grow.

     Net sales for the Company's wholesale distribution segment for fiscal 2000 increased 6.4% to $80,406,000 from net sales of $75,572,000 for fiscal 1999. Net sales of the wholesale distribution segment for fiscal 2000 and fiscal 1999 are reflected prior to elimination of $11,729,000 and $2,627,000, respectively, in inter-segment sales from the wholesale distribution segment to the retail distribution segment. The increase in net sales is due to the growth in the aforementioned DVD programming offset by the declining laserdisc market.

     Net sales for the Company's retail distribution segment, consisting solely of the Company's Planet subsidiary, were $14,742,000, down approximately 8.1% from $16,033,000 for fiscal 1999 which includes the period prior to acquisition for comparative purposes on an unaudited pro forma basis. Although comparative net sales for Planet were down due to declining laserdisc sales, DVD sales were significantly higher. Net sales of DVD programming for fiscal 2000 were up 59.9% to $10,461,000, or 71.0% of segment net sales, from $6,541,000, or 40.8% of segment net sales, for fiscal 1999. Net sales of DVD programming via Internet/mail-order increased 54.9% to $7,469,000 for fiscal 2000 from $4,823,000 for fiscal 1999.

     The following tables present consolidated cost of sales by reportable business segment and as a percentage of related segment net sales for the fiscal years ended March 31, 2000 and 1999:

                                               Fiscal Years Ended
                                                    March 31,
                                             ---------------------
                                               2000         1999
                                             --------     --------
                                                (in thousands)
     Cost of sales:
     Wholesale distribution                  $ 59,164     $ 57,790
     Retail distribution                       12,530        3,215
     International distribution                   152           --
     Inter-segment eliminations               (11,690)      (2,580)
                                             --------     --------
     Consolidated                            $ 60,156     $ 58,425
                                             ========     ========

     As a percentage of segment net sales:                            % Change
                                                                      --------
     Wholesale distribution                      73.6%        76.5%      (2.9)%
     Retail distribution                         85.0         85.0         --
     International distribution                  60.8           --          *
                                             --------     --------    --------
     Consolidated                                71.9%        76.1%      (4.2)%
                                             ========     ========    ========

     _____________________
     * not meaningful

     Consolidated cost of sales for fiscal 2000 was $60,156,000, or 71.9% of consolidated net sales, compared to $58,425,000, or 76.1% of consolidated net sales for fiscal 1999. Accordingly, consolidated gross profit margin improved to 28.1% for fiscal 2000 from 23.9% for fiscal 1999. The increase in gross profit margin primarily reflects the shift in sales mix from exclusive laserdisc programming to exclusive higher-profit margin DVD programming, the incremental gross profit margin contributed by the retail distribution segment, lower DVD replication costs and a lower provision for slow-moving inventory in fiscal 2000 as compared to fiscal 1999. The increase in gross profit margin was partially offset by comparatively higher labor costs associated with operating the Nevada warehouse and distribution facility during the first half of fiscal 2000. These higher costs included expenses associated with expedited order processing, necessitated by difficulties encountered implementing the software required to operate the facility.

     The Company's cost of sales, as a percentage of net sales, can vary period to period depending upon the sales mix of higher-margin exclusive programming and lower-margin nonexclusive programming. The sales mix of exclusive

--------------------------------------------------------------------------------
18                                                     Image Entertainment, Inc.

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

     The following tables present consolidated selling expenses by reportable business segment and as a percentage of related segment net sales for the fiscal years ended March 31, 2000 and 1999:

                                               Fiscal Years Ended
                                                    March 31,
                                             ---------------------
                                               2000         1999      % Change
                                             --------     --------    --------
                                                (in thousands)
     Selling Expenses:
     Wholesale distribution                  $  5,637     $  5,001        12.7%
     Retail distribution                        2,517          438           *
     International distribution                   567           --           *
                                             --------     --------    --------
     Consolidated                            $  8,721     $  5,439        60.3%
                                             ========     ========    ========

     As a percentage of segment net sales:
     Wholesale distribution                       7.0%         6.6%        0.4%
     Retail distribution                         17.1         11.6         5.5
     International distribution                 226.8           --           *
                                             --------     --------    --------
     Consolidated                                10.4%         7.1%        3.3%
                                             ========     ========    ========

     ____________________
     *not meaningful

     Consolidated selling expenses for fiscal 2000 increased 60.3% to $8,721,000 from $5,439,000 for fiscal 1999. As a percentage of consolidated net sales, consolidated selling expenses for fiscal 2000 increased to 10.4% from 7.1% for fiscal 1999. The increase in consolidated selling expenses in absolute dollars and as a percentage of consolidated net sales is primarily due to higher selling expenses of the retail distribution and international distribution segments incurred during their start-up phases. Planet was acquired during the fourth quarter of fiscal 1999 and Aviva was formed subsequent to fiscal 1999. Selling expenses for the retail distribution and international distribution segments will continue to be higher as a percentage of segment net sales than for the wholesale distribution segment.

     Selling expenses for the wholesale distribution segment were up 12.7% to $5,637,000 for fiscal 2000 from $5,001,000 for fiscal 1999. As a percentage of segment net sales, selling expenses for fiscal 2000 were up 0.4% to 7.0% from 6.6% for fiscal 1999. The 12.7% increase in absolute dollar selling expenses results primarily from higher net freight expenses (higher by $523,000) and higher compensation expenses (higher by $322,000), offset, in part, by lower trade advertising costs (lower by $195,000).

     The Planet retail distribution segment incurred selling expenses of $2,517,000, or 17.1% of segment net sales, for fiscal 2000, consisting primarily of compensation, promotional and freight expenses, net of freight income. Included during fiscal 2000 is a net $366,000 one-time charge related to free goods distributed and other promotional expenses incurred in connection with a joint national DVD hardware promotion with Thomson Consumer Electronics. Planet has been adding marketing personnel to build Planet awareness and increase traffic to the web site with on-line and off-line promotions, enhancement of the Planet web site and creation of affiliate marketing relationships. The Company plans to increase its fiscal 2001 selling and marketing expenditures for Planet over that for fiscal 2000. Fiscal 1999 includes primarily Planet selling expenses of $339,000 for the 79-day period post-acquisition and $99,000 in selling expenses from the Company's subsidiary, U.S. Laser, which was winding down its operations through its closure in July 1998. The international distribution segment, in its start-up phase during fiscal 2000, incurred selling expenses of $567,000, composed primarily of compensation, international convention and travel expenses.

--------------------------------------------------------------------------------
Image Entertainment, Inc.                                                     19

     The following tables present consolidated general and administrative expenses by reportable business segment and as a percentage of related segment net sales for the fiscal years ended March 31, 2000 and 1999:

                                               Fiscal Years Ended
                                                    March 31,
                                             ---------------------
                                               2000         1999      % Change
                                             --------     --------    --------
                                                (in thousands)
     General and administrative expenses:
     Wholesale distribution                  $  7,229     $  5,662        27.7%
     Retail distribution                        1,242          354           *
     International distribution                   164           --           *
                                             --------     --------    --------
     Consolidated                            $  8,635     $  6,016        43.5%
                                             ========     ========    ========

     As a percentage of segment net sales:
     Wholesale distribution                       9.0%         7.5%        1.5%
     Retail distribution                          8.4          9.4        (1.0)
     International distribution                  65.6           --           *
                                             --------     --------    --------
     Consolidated                                10.3%         7.8%        2.5%
                                             ========     ========    ========

     ____________________
     *not meaningful

     Consolidated general and administrative expenses for fiscal 2000 increased 43.5% to $8,635,000 from $6,016,000 for fiscal 1999. As a percentage of consolidated net sales, consolidated general and administrative expenses for fiscal 2000 increased to 10.3% from 7.8% for fiscal 1999. The increase in consolidated general and administrative expenses in absolute dollars and as a percentage of consolidated net sales is primarily due to higher general and administrative expenses for the wholesale distribution segment as discussed below and the general and administrative expenses of the retail distribution and international distribution segments. Planet was acquired during the fourth quarter of fiscal 1999 and Aviva was formed subsequent to fiscal 1999.

     General and administrative expenses for the wholesale distribution segment for fiscal 2000 were up 27.7% to $7,229,000 from $5,662,000 for fiscal 1999. As a percentage of segment net sales, general and administrative expenses for fiscal 2000 were up 1.5% to 9.0% from 7.5% for fiscal 1999. The 27.7% increase in absolute dollar general and administrative expenses for fiscal 2000 results primarily from higher depreciation and amortization expense associated with the Nevada distribution facility and in-house authoring and compression equipment (higher by $822,000), higher compensation expense (including higher performance-based executive bonuses) and amortization of restricted stock units granted (higher by $380,000) and a one-time $300,000 charge for settlement including estimated legal fees, subject to court approval, of the Company's adversary proceeding in connection with the Chapter 11 bankruptcy of Alliance Entertainment Corp.

     General and administrative expenses for the retail distribution segment of $1,242,000, or 8.4% of segment net sales, consisted primarily of compensation expense, bank credit card servicing fees, depreciation expense and management information systems expenses. Fiscal 1999 includes Planet general and administrative expenses of $226,000 and $128,000 in general and administrative expenses from the Company's subsidiary U.S. Laser, which was winding down its operations through its closure in July 1998.

     Amortization of production costs for fiscal 2000 decreased 1.6% to $3,992,000, or 4.8% of consolidated net sales, from $4,057,000, or 5.3% of consolidated net sales, for fiscal 1999. The decrease in amortization costs for fiscal 2000 is attributable to lower comparative per-title DVD authoring and compression costs (much of this DVD process is now performed in-house) as well as other operational efficiencies attained by the creative services and production departments offset, in part, by the increased number of exclusively licensed programs placed into production during fiscal 2000 compared to fiscal 1999.

--------------------------------------------------------------------------------
20                                                     Image Entertainment, Inc.

     For fiscal 2000, amortization of goodwill from the acquisition of Planet was $503,000, or 0.6% of net sales, compared to $111,000, or 0.1% of net sales, for fiscal 1999.

     Interest expense, net of interest income, for fiscal 2000 increased 77.1% to $1,562,000, or 1.9% of net sales, from $882,000, or 1.1% of net sales, for fiscal 1999. The increase is attributable primarily to higher weighted average debt levels during fiscal 2000 as compared to fiscal 1999.

     For fiscal 2000, other income of $1,315,000 consisted primarily of proceeds from settlements in connection with the Company's litigation against LEI Partners, L.P. totaling $899,000 and the minority interest in the Aviva joint venture of $383,000.

     The Company did not incur income tax expense for fiscal 2000 and incurred income tax expense of $90,000 for fiscal 1999. The Company's effective income tax rate was significantly lower than the statutory rate for both fiscal years due to a reduction in the valuation allowance recorded against deferred tax assets.

     Consolidated net income for fiscal 2000 was $1,415,000, or $.09 per basic and diluted share, as compared to consolidated net income of $1,706,000, or $.12 per basic and diluted share, for fiscal 1999. The principal reason for this decline was due to post-acquisition/formation losses of $2,300,000 (net of inter-segment eliminations and minority interest but including goodwill amortization of $503,000) in the retail and international distribution segments.

Fiscal Year Ended March 31, 1999 Compared to Fiscal Year Ended March 31, 1998

     As previously discussed, the retail distribution segment was acquired in January 1999 and the international distribution segment was formed in June 1999. Accordingly, the following discussion focuses primarily on the Company's wholesale distribution segment.

     Net sales for fiscal 1999 increased 1.6% to $76,726,000 from $75,516,000 for fiscal 1998. Net sales of the Company's retail distribution segment for fiscal 1999 includes Planet net sales of $3,162,000. Net sales of DVD programming for fiscal 1999 increased 192.4% to $45,911,000, or 59.8% of net sales, from $15,700,000, or 20.8% of net sales, for fiscal 1998. Approximately 52% of total DVD net sales for fiscal 1999 were derived from exclusively distributed or licensed programming versus approximately 39% for fiscal 1998.

     Broadening consumer acceptance and increased availability of programming in fiscal 1999 contributed to growth in the Company's DVD sales. During fiscal 1999, the Company distributed a greater number of new release titles on DVD (among which there were a greater number of stronger performing titles) and a greater number of catalogue titles on DVD than in the prior fiscal year. Net sales of laserdisc programming for fiscal 1999 declined 53.3% to $27,681,000, or 36.1% of net sales, from $59,289,000, or 78.5% of net sales, for fiscal 1998. The DVD format had directly competed with the laserdisc format and had adversely affected the laserdisc marketplace. Historically, the largest buyers of laserdisc programming were the major music/video software retail chain stores. The major chain stores replaced dedicated laserdisc floor space with DVD product. During the latter half of fiscal 1999, the majority of the Company's laserdisc sales were through the independent video stores that promoted laserdisc and direct-to-consumer via Internet/mail-order. Other net sales (VHS and CD) for fiscal 1999 increased 494.7% to $3,134,000, or 4.1% of net sales, from $527,000, or 0.7% of net sales, for fiscal 1998 primarily due to the exclusive distribution of a greater number of stronger performing VHS titles in fiscal 1999 as compared to fiscal 1998.

     Cost of sales for fiscal 1999 decreased $11,831,000 to $58,425,000, or 76.1% of net sales, from $70,256,000, or 93.0% of net sales, for fiscal 1998. The decrease in cost of sales for fiscal 1999 was primarily due to the significantly reduced provisions for slow-moving laserdisc inventory of $1,831,000 for fiscal 1999 versus $8,133,000 for fiscal 1998 and estimated losses recorded on laserdisc license and exclusive distribution agreements of $4,246,000 reflected in fiscal 1998. Exclusive of the increased provisions for fiscal 1998 over fiscal 1999, cost of sales for fiscal 1998, as a percentage of net sales, was 79.1%. The improved gross margins for fiscal 1999 reflect the shift in sales mix from laserdisc to DVD programming.

--------------------------------------------------------------------------------
Image Entertainment, Inc.                                                     21

     Selling expenses for fiscal 1999 increased 10.0% to $5,439,000, or 7.1% of net sales, from $4,943,000, or 6.5% of net sales, for fiscal 1998. Selling expenses for fiscal 1999 for the wholesale distribution segment increased 14.3% to $5,001,000, or 6.6 % of segment net sales, from $4,374,000, or 5.8% of segment net sales, for fiscal 1998. The increase in fiscal 1999 selling expenses, as a percentage of net sales, was primarily due to additional personnel and higher personnel costs in the Company's sales department and increased promotional efforts to grow consumer and retailer awareness of the Company's DVD, VHS and CD programming.

     General and administrative expenses for fiscal 1999 increased 24.5% to $6,016,000, or 7.8% of net sales, from $4,832,000, or 6.4% of net sales, for fiscal 1998. Exclusive of fiscal 1998 recoveries of previously provided for doubtful accounts receivable from certain customers, general and administrative expenses for fiscal 1999 for the wholesale distribution segment increased 26.5% to $5,662,000, or 7.5% of segment net sales, from $4,477,000, or 6.1% of segment net sales, for fiscal 1998. General and administrative costs for fiscal 1999 increased primarily due to higher personnel costs and higher professional fees for legal and investor relations, which were partially offset by a lower provision for doubtful accounts receivable.

     Amortization of production costs for fiscal 1999 increased 8.5% to $4,057,000, or 5.3% of net sales, from $3,740,000, or 5.0% of net sales, for fiscal 1998. The increase in fiscal 1999 amortization costs was due to costs associated with the increased production of exclusive DVD titles and corresponding increased overhead in the Company's creative services and production departments. DVD's production process requires the added interim step of authoring and compression, which is more costly than the mastering of laserdisc titles. In December 1998, as part of its periodic review of the recoverability of capitalized production costs, management changed its estimate of the projected revenue stream from distribution of exclusive DVD titles. This change in estimate was recorded in the December 1998 quarter and prospectively. Had this change in estimate not been made, amortization of production costs for fiscal 1999 would have been higher by approximately $217,000. Additionally, amortization of production costs will vary based upon the mix, timing and number of exclusive DVD and laserdisc titles placed into production.

     Amortization of goodwill for fiscal 1999 was $111,000, or 0.1% of net sales, and represents goodwill amortization from the acquisition of Planet.

     Interest expense, net of interest income, for fiscal 1999 increased 62.1% to $882,000, or 1.1% of net sales, from $544,000, or 0.7% of net sales, for fiscal 1998. The increase is attributable primarily to higher weighted average debt levels during fiscal 1999 than during fiscal 1998.

     Income tax expense for fiscal 1999 was $90,000, reflecting an effective combined Federal and state income tax rate of 5%. The effective income tax rate was lower than the statutory rate due to a reduction in the valuation allowance recorded against deferred tax assets. The Company recorded a net income tax benefit of $52,000 in fiscal 1998, representing a carryback to fiscal 1997 of a portion of the net operating loss generated in fiscal 1998.

     For fiscal 1999, the Company recorded net income of $1,706,000, or $.12 per basic and diluted share, compared to a net loss of $9,581,000, or $.71 per basic and diluted share, for fiscal 1998.

Inflation

     Management believes that inflation is not a material factor in the operation of the Company's business at this time.

Recently Issued Accounting Pronouncements

     On March 31, 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation - an interpretation of APB Opinion No. 25 (FIN 44). This interpretation provides guidance for issues that have arisen in applying APB Opinion No. 25, Accounting for Stock Issued to Employees. FIN 44 applies prospectively to new awards, exchanges of awards in a business combination, modifications to outstanding awards, and changes in grantee status that occur on or after July 1, 2000, except for the

--------------------------------------------------------------------------------
22                                                     Image Entertainment, Inc.

provisions related to repricings and the definition of an employee which apply to awards issued after December 15, 1998. The provisions related to modifications to fixed stock option awards to add a reload feature are effective for awards modified after January 12, 2000. The new interpretation is not expected to have a material impact upon the Company's consolidated financial statements.

Impact of Year 2000

     The Company has been aware of the complexity and significance of the Year 2000 issue. During the past year, the Company acted to minimize the risk of disruption from a Year 2000 related problem. The Company established a Year 2000 compliance program which was comprised of five phases: discovery, planning, resolution, testing and implementation. The scope of the Company's compliance program included information technology systems (computer hardware and software) and non-information technology systems (facilities, telecommunication systems, distribution center machinery, security systems and video and sound processing equipment which may include embedded technology). Also included in the scope of the Company's compliance program was the Year 2000 readiness of significant third-party suppliers (product manufacturers and suppliers and major service providers such as financial institutions, freight carriers, securities agents and other service providers) and customers.

     The Company has not experienced any significant Year 2000 related system failures or service disruptions. Additionally, the Company has not experienced any service disruptions from its significant third-party suppliers and customers, nor is it aware of any significant Year 2000 related system failures which may have been experienced by them. The Company intends to monitor its systems for ongoing Year 2000 compliance. Management does not currently anticipate that internal system failures will result in a material adverse effect on the Company's operations or financial condition. Management cannot guarantee the computer systems of the Company's significant third-party suppliers and customers will not be adversely affected by problems associated with the Year 2000 issue.

Liquidity and Capital Resources

     The Company's working capital requirements vary primarily with the level of its licensing, production and distribution activities. The principal recurring uses of working capital in operations are for program licensing costs (i.e., royalty payments, including advances, to program suppliers), distribution fee advances (for exclusive distribution), manufacturing and production costs, costs of acquiring finished product for wholesale distribution and selling, general and administrative expenses. Non-recurring uses during the fiscal years ended March 31, 2000 and 1999 were attributable to the development of the Company's Las Vegas, Nevada warehouse and distribution facility. Working capital has historically been provided by cash flows from operations, private and public sales of common stock, notes representing short- and long-term debt and bank borrowings.

Sources and Uses of Working Capital, Fiscal 2000 and 1999.

     Net cash used in operating activities for fiscal 2000 increased 120.4% to $5,843,000 from $2,651,000 for fiscal 1999. The increase is primarily due to a dramatic increase in royalty and distribution fee advances paid during fiscal 2000 to secure future exclusive rights for both domestic and international distribution and when available, worldwide broadcast, VHS distribution and digital downloading and streaming rights. Additionally, the increases in accounts receivable and inventory at March 31, 2000 compared to March 31, 1999 were substantially lower than the increases in the same accounts at March 31, 1999 compared to March 31, 1998. During fiscal 1999, the Company was growing its DVD inventory during the transition away from laserdisc distribution. Accordingly, inventory and accounts receivable balances at March 31, 1999 were much greater than those at March 31, 1998, when the DVD business was less established. The Company has made a push during the last six months of fiscal 2000 to return excess nonexclusive DVD inventory under its normal return allowances provided by nonexclusive program suppliers. Additionally, the Company continues to slowly sell its laserdisc inventory at deep discounts to the few retail customers remaining. Lastly, the increase in cash used by operating activities was also due to an increase in prepaid expenses and other assets at March 31, 2000, primarily due to a receivable for litigation proceeds received in May 2000, minority interest in the Company's joint venture and deferred advertising payments made for certain of the Company's exclusive programming.

--------------------------------------------------------------------------------
Image Entertainment, Inc.                                                     23

     Net cash used in investing activities for fiscal 2000 decreased 84.9% to $1,246,000 from $8,246,000 for fiscal 1999. The significant increase in cash used in fiscal 1999 as compared to fiscal 2000 resulted from the Company's January 1999 acquisition of Planet. In December 1999, the Company sold approximately 3.8 acres of the Company's 8.8 acres of land (adjacent to the Company's 8.4 acre warehouse and distribution facility site) in Las Vegas, Nevada for net proceeds of $1,823,000.

     Net cash provided from financing activities for fiscal 2000 decreased 38.2% to $7,069,000 from $11,434,000 for fiscal 1999. During fiscal 1999, the Company sold 2.4 million shares of newly-issued common stock to certain investors for a net $10,505,000. See "Financing Activities" below. Additionally, the Company received $1,404,000 in net proceeds from exercise of employee stock options. In fiscal 2000 borrowings from its revolving credit and term loan facility increased to fund royalty advances for exclusive distribution rights, offset in part, by the repayment of its note payable to bank securing the land sold as well as term repayments of its real estate and distribution equipment lease facilities.

     The aforementioned changes for fiscal 2000 cash flows as compared to fiscal 1999 cash flows resulted in net cash and cash equivalents decreasing 1.3% to $1,532,000 at March 31, 2000 from $1,552,000 at March 31, 1999.

Financing Activities.

     Registered Common Stock Sale. On January 6, 1999, the Company completed the
     ----------------------------
sale of 2.4 million shares of newly-issued common stock to a group of institutional investors and other accredited investors at $5 per share. Image Investors, Co., the largest shareholder of the Company and beneficially owned by John W. Kluge and Stuart Subotnick, purchased 600,000 shares of the 2.4 million shares issued.

     The net proceeds of the offering (net of placement agent fees and professional services fees) were $10,505,000. Approximately $5,000,000 of the net proceeds were used to complete the Planet acquisition. The remainder of the net proceeds was used to pay-down borrowings outstanding under the Company's revolving credit facility with Foothill Capital Corporation.

     Revolving Credit and Term Loan Facility. In November 1999, the Company and
     ---------------------------------------
Foothill Capital Corporation amended the December 28, 1998 Loan and Security Agreement increasing the maximum revolving advance limit from $12,000,000 to $15,000,000. The term of the agreement is three years, renewable automatically thereafter for successive one-year periods. At March 31, 2000, the Company had $10,290,000 in borrowings outstanding under its revolving credit facility and $500,000 outstanding under its term loan facility with Foothill. At March 31, 2000, the Company had borrowing availability under its revolving credit facility of $4,639,000, net of amounts utilized for outstanding standby letters of credit. As of March 31, 2000, the Company had fully utilized its term loan facility. Outstanding borrowings under the revolving credit and term loan facility bear interest at prime plus .75% (9.75% at March 31, 2000).

     Real Estate Credit Facility. At March 31, 2000, the Company had $3,176,000
     ---------------------------
in borrowings outstanding under its revolving real estate credit facility with Bank of America National Trust and Savings Association in Nevada. Outstanding borrowings bear interest at LIBOR plus 2.25% (8.28% at March 31, 2000). The Company may repay and reborrow principal amounts provided the outstanding borrowings do not exceed the maximum commitment of $3,176,000 at March 31, 2000, reduced quarterly by $43,000. The credit facility expires January 31, 2008.

     Distribution Equipment Lease Facility. At March 31, 2000, the Company had
     -------------------------------------
$1,432,000 in borrowings outstanding under the distribution equipment lease facility with BankAmerica Leasing and Capital Corporation. Outstanding borrowings bear interest at a fixed rate of 7.719% and are repaid quarterly through October 1, 2003.

     Convertible Subordinated Note Payable. At March 31, 2000, the Company had
     -------------------------------------
$5,000,000 outstanding under the convertible subordinated note payable, bearing interest at 8.0% and due September 29, 2002.

     Note Payable to Bank. In December 1999, the Company repaid the remaining
     --------------------
$1,215,000 in outstanding borrowings from Pioneer Citizen's Bank of Nevada ($135,000 was repaid in May 1999), which bore interest at prime

--------------------------------------------------------------------------------
24                                                     Image Entertainment, Inc.

plus 1.75% (10.25% at December 31, 1999) from proceeds from the sale of land in Las Vegas, Nevada. See "Sources and Uses of Working Capital, Fiscal 2000 and 1999" above.

Other Obligations.

     At March 31, 2000, the Company had future license obligations for royalty advances, minimum guarantees and other fees of $8,276,000 due during fiscal 2001 and $213,000 due during fiscal 2002. These advances and guarantees are recoupable against royalties and distribution fees earned (in connection with Company revenues) by the licensors and program suppliers, respectively. Depending upon the competition for license and exclusive distribution rights, the Company may have to pay increased advances, guarantees and/or royalty rates in order to acquire or retain such rights in the future.

     At March 31, 2000, the Company had $550,000 of outstanding standby letters of credit issued by Foothill of which $250,000 expire on November 18, 2000 and $300,000 expire on June 30, 2001. These letters of credit secure trade payables due program suppliers.

Other Items.

     In March 2000, the Company reached a final settlement relating to its ongoing litigation with LEI Partners, L.P. and a number of related entities and individuals relating to disputes in connection with the Company's December 1990 sale of a business segment to LEI. The Company recognized a gain of $899,000 relating to these settlements, classified as a component of other income in the accompanying consolidated financial statements for fiscal 2000. Prepaid expenses and other assets in the accompanying consolidated balance sheet at March 31, 2000 includes a receivable of $540,000 relating to this settlement. The receivable was collected in May 2000.

     In May 2000, the Company entered into escrow to sell approximately 4.7 acres of land in Las Vegas, Nevada (the remaining unsold acreage adjacent to the Company's 8.4 acre warehouse and distribution facility site) to a real estate developer for expected net proceeds of $1,400,000. The buyer has a 45-day due diligence period and the right to extend escrow 30 days for a non-refundable deposit. The escrow is expected to close in August 2000. There can be no assurance that the escrow will close and that the ultimate sale will occur.

     In June 2000, the Company reached a settlement, subject to court approval, in an adversary proceeding filed by One Stop Recovery LLC, as Trustee for AEC One Stop, Inc. in connection with the Chapter 11 bankruptcy of Alliance relating to certain alleged preferential transfers. The Company has recorded a $300,000 settlement charge including estimated legal fees as a component of general and administrative expenses in the accompanying consolidated statement of operations for fiscal 2000. The Company expects to pay the settlement in July 2000.

Summary.

     Management believes that its projected cash flows from operations, borrowing availability under its revolving lines of credit, cash on hand and trade credit will provide the necessary capital to meet its projected cash requirements for at least the next 12 months. However, any projections of future cash needs and cash flows are subject to substantial uncertainty. If cash flows to be generated from operations, future borrowing availability under its lender revolving lines of credit and future cash on hand are insufficient to satisfy the Company's continuing licensing and acquisition of exclusive DVD programming which require significant advance royalty or distribution fee payments, the Company will need to seek additional debt and/or equity financing. Failure to obtain this additional financing could significantly restrict the Company's growth plans. There can be no assurance that additional financing will be available in amounts or on terms acceptable to the Company, if at all.

--------------------------------------------------------------------------------
Image Entertainment, Inc.                                                     25

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
          ----------------------------------------------------------

     Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates and foreign currency exchange rates. Changes in interest rates and, in the future, changes in foreign currency exchange rates have and will have an impact on the Company's results of operations.

Interest Rate Fluctuations. Approximately $14,000,000 of the Company's outstanding borrowings are subject to changes in interest rates; however, the Company does not use derivatives to manage this risk. This exposure is linked to the prime rate and LIBOR. The Company believes that moderate changes in the prime rate or LIBOR would not materially affect the operating results or financial condition of the Company. For example, a 1% change in interest rates would result in an approximate $140,000 annual impact on pretax income (loss) based upon those outstanding borrowings at March 31, 2000 subject to interest rate fluctuations.

Foreign Exchange Rate Fluctuations. The Company is exposed to foreign exchange rate risk associated with its accounts receivable and accounts payable denominated in foreign currencies. The Company has begun to distribute certain of its licensed DVD and VHS programming (for which the Company has international distribution rights) internationally through international sub-distributors. The Company's first international video release occurred in March 2000. The Company's exposure to foreign currency exchange risk through March 31, 2000 has not been material. To date, the Company has not entered into foreign currency exchange contracts. The Company is exploring ways to mitigate the risk of foreign currency exchange rate fluctuations.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
          -------------------------------------------

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS                                                                    Page
Independent Auditors' Report................................................................................   27

Consolidated Balance Sheets at March 31, 2000 and 1999......................................................   28

Consolidated Statements of Operations for the years ended March 31, 2000, 1999 and 1998.....................   30

Consolidated Statements of Shareholders' Equity for the years ended March 31, 2000, 1999 and 1998...........   31

Consolidated Statements of Cash Flows for the years ended March 31, 2000, 1999 and 1998.....................   32

Notes to Consolidated Financial Statements..................................................................   35

Schedule II - Valuation and Qualifying Accounts for the years ended March 31, 2000, 1999 and 1998...........   52

--------------------------------------------------------------------------------
26                                                     Image Entertainment, Inc.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Image Entertainment, Inc. and subsidiaries as of March 31, 2000 and 1999 and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2000, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                        /s/ KPMG LLP


Los Angeles, California
May 26, 2000

--------------------------------------------------------------------------------
Image Entertainment, Inc.                                                     27

                          CONSOLIDATED BALANCE SHEETS

                            March 31, 2000 and 1999

================================================================================

                                    ASSETS


(In thousands)                                                            2000                1999
                                                                        -------             -------
Cash and cash equivalents                                               $ 1,532             $ 1,552

Accounts receivable, net of allowances of
 $3,664 - 2000; $3,475 - 1999                                            13,457              11,954

Inventories (Note 6)                                                     17,881              16,691

Royalty and distribution fee advances                                     8,868               3,173

Prepaid expenses and other assets                                         2,576                 807

Property, equipment and improvements, net (Notes 7, 8 and 9)             14,067              14,494

Goodwill, net of accumulated amortization of
$614 - 2000; $111 - 1999 (Note 4)                                         7,014               7,774
                                                                        -------             -------

                                                                        $65,395             $56,445
                                                                        =======             =======

         See accompanying notes to consolidated financial statements.

--------------------------------------------------------------------------------
28                                                     Image Entertainment, Inc.

                          CONSOLIDATED BALANCE SHEETS

                            March 31, 2000 and 1999

================================================================================

                     LIABILITIES AND SHAREHOLDERS' EQUITY


(In thousands, except share data)                                       2000               1999
                                                                      -------            --------
LIABILITIES:

Accounts payable and accrued liabilities                              $15,606            $ 16,101

Accrued royalties and distribution fees                                 3,550               2,665

Revolving credit and term loan facility (Note 8)                       10,790               1,874

Real estate credit facility (Note 8)                                    3,176               3,348

Distribution equipment lease facility (Note 9)                          1,432               1,775

Convertible subordinated note payable (Note 8)                          5,000               5,000

Note payable (Note 8)                                                      --               1,350
                                                                      -------            --------

 Total liabilities                                                     39,554              32,113
                                                                      -------            --------

Commitments and Contingencies (Notes 8, 9, 10 and 14)

SHAREHOLDERS' EQUITY (Notes 3, 4 and 11):

Preferred stock, $1 par value, 3,366,000 shares authorized;
 none issued and outstanding                                               --                  --

Common stock, no par value, 30,000,000 shares authorized;
 16,462,000 and 16,417,000 issued and outstanding
 in 2000 and 1999, respectively (Notes 3, 4 and 11)                    31,819              31,725

Additional paid-in capital                                              3,064               3,064

Accumulated deficit                                                    (9,042)            (10,457)
                                                                      -------            --------

  Net shareholders' equity                                             25,841              24,332
                                                                      -------            --------

                                                                      $65,395            $ 56,445
                                                                      =======            ========


         See accompanying notes to consolidated financial statements.

--------------------------------------------------------------------------------
Image Entertainment, Inc.                                                     29

                     CONSOLIDATED STATEMENTS OF OPERATIONS

               For the Years Ended March 31, 2000, 1999 and 1998

================================================================================

(In thousands, except per share data)             2000      1999     1998
                                                -------   -------  -------


NET SALES                                       $83,669   $76,726  $75,516

OPERATING COSTS AND EXPENSES:
 Cost of sales                                   60,156    58,425   70,256
 Selling expenses                                 8,721     5,439    4,943
 General and administrative expenses              8,635     6,016    4,832
 Amortization of production costs                 3,992     4,057    3,740
 Amortization of goodwill                           503       111        9
 Costs of facility closure                           --        --      825
                                                -------   -------  -------
                                                 82,007    74,048   84,605
                                                -------   -------  -------

OPERATING INCOME (LOSS)                           1,662     2,678   (9,089)

OTHER EXPENSES (INCOME):
 Interest expense, net                            1,562       882      544
 Other                                           (1,315)       --       --
                                                -------   -------  -------
                                                    247       882      544
                                                -------   -------  -------

INCOME (LOSS) BEFORE INCOME TAXES                 1,415     1,796   (9,633)

INCOME TAX EXPENSE (BENEFIT) (Note 13)               --        90      (52)
                                                -------   -------  -------

NET INCOME (LOSS)                               $ 1,415   $ 1,706  $(9,581)
                                                =======   =======  =======

NET INCOME (LOSS) PER SHARE (Note 12):
 Basic and diluted                              $   .09   $   .12  $  (.71)
                                                =======   =======  =======
 Weighted average common shares outstanding:
  Basic                                          16,452    14,185   13,471
  Diluted                                        16,490    14,309   13,471
                                                =======   =======  =======



         See accompanying notes to consolidated financial statements.

--------------------------------------------------------------------------------
30                                                     Image Entertainment, Inc.

      CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Notes 3, 4 and 11)

               For the Years Ended March 31, 2000, 1999 and 1998

================================================================================

                                                          Additional
                                          Common Stock     Paid-In   Accumulated
                                          ------------
(In thousands)                          Shares   Amount    Capital    Deficit
                                      ---------  --------  -------   ---------


BALANCES, March 31, 1997                 13,343   $17,642   $3,064    $ (2,582)
  Exercise of options                       150       122       --          --
  Net loss                                   --        --       --      (9,581)
                                      ---------  --------  -------    --------

BALANCES, March 31, 1998                 13,493    17,764    3,064     (12,163)
  Exercise of options                       266     1,404       --          --
  Issuance of common stock                2,658    12,557       --          --
  Net income                                 --        --       --       1,706
                                      ---------  --------  -------    --------

BALANCES, March 31, 1999                 16,417    31,725    3,064     (10,457)
  Exercise of options                        34        60       --          --
  Issuance of restricted stock units         11        76       --          --
  Other                                      --       (42)      --          --
  Net income                                 --        --       --       1,415
                                      ---------  --------  -------    --------

BALANCES, March 31, 2000                 16,462   $31,819   $3,064    $ (9,042)
                                      =========  ========  =======    ========




          See accompanying notes to consolidated financial statements.

--------------------------------------------------------------------------------
Image Entertainment, Inc.                                                     31

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

               For the Years Ended March 31, 2000, 1999 and 1998

================================================================================


(In thousands)                                               2000         1999         1998
                                                          ----------   ----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)                                          $   1,415    $   1,706    $   (9,581)
Adjustments to reconcile net income (loss)
  to net cash provided by (used in) operating
    activities:
     Amortization of production costs                          3,992        4,057         3,740
     Amortization of goodwill                                    503          111             9
     Depreciation and other amortization                       1,696          725         1,063
     Amortization of restricted stock units                      215           89            --
     Provision for (recoveries of) estimated doubtful
        accounts receivable                                      384          144          (331)
     Provision for slow-moving inventories                     1,010        1,831         8,133
     Gain on sale of land                                        (23)          --            --
     Provision for estimated losses on laserdisc license
        and exclusive distribution agreements                     --           --         4,246
     Loss on disposition of assets                                --           --           460
Changes in assets and liabilities
  associated with operating activities, net of
  acquired business:
     Accounts receivable                                      (1,887)      (5,121)        4,112
     Inventories                                                (678)      (4,867)       (1,314)
     Royalty and distribution fee advances, net               (5,695)       1,393          (359)
     Production cost expenditures                             (5,257)      (5,734)       (4,121)
     Prepaid expenses and other assets                        (1,769)         306          (444)
     Accounts payable, accrued royalties
        and liabilities                                          251        2,709        (5,097)
                                                          ----------   ----------   -----------

        Net cash provided by (used in)
         operating activities                                 (5,843)      (2,651)          516
                                                          ----------   ----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures                                          (3,069)      (2,928)         (384)
Net proceeds from sale of land                                 1,823           --            --
Payments for business acquired                                    --       (5,318)           --
                                                          ----------   ----------   -----------

  Net cash used in investing activities                       (1,246)      (8,246)         (384)
                                                          ----------   ----------   -----------



         See accompanying notes to consolidated financial statements.

--------------------------------------------------------------------------------
32                                                     Image Entertainment, Inc.

               For the Years Ended March 31, 2000, 1999 and 1998

================================================================================

(In thousands)                                                2000         1999           1998
                                                          -----------   -----------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:

Advances under revolving credit and term loan facility     $   90,363    $   33,572    $    35,330
Repayment of advances under revolving
  credit and term loan facility                               (81,447)      (34,013)       (41,724)
Proceeds from issuance of note payable and
  convertible subordinated note payable                            --            --          6,350
Repayment of advances under real estate
  credit facility                                                (172)          (86)            --
Repayment of note payable                                      (1,350)           --           (285)
Principal payments under lease facility                          (343)           --             --
Net proceeds from issuance of common stock                         --        10,557             --
Net proceeds from exercise of stock options                        60         1,404            122
Other                                                             (42)           --             --
                                                          -----------   -----------   ------------

     Net cash provided by (used in)
       financing activities                                     7,069        11,434           (207)
                                                          -----------   -----------   ------------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                            (20)          537            (75)

Cash and cash equivalents at beginning of year                  1,552         1,015          1,090
                                                          -----------   -----------   ------------

Cash and cash equivalents at end of year                   $    1,532    $    1,552    $     1,015
                                                          ===========   ===========   ============
SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION:

Cash paid during the year for:
  Interest                                                 $    1,457    $    1,049    $       656
  Income taxes                                             $       --    $       --    $        90
                                                          ===========   ===========   ============


          See accompanying notes to consolidated financial statements.

--------------------------------------------------------------------------------
Image Entertainment, Inc.                                                     33

               For the Years Ended March 31, 2000, 1999 and 1998

================================================================================

SUPPLEMENTAL DISCLOSURES OF NONCASH OPERATING, INVESTING AND FINANCING
ACTIVITIES:

On June 30, 1999, the Company issued 11,407 shares of common stock to officers (net of shares withheld for payment of related income taxes) pursuant to restricted stock units which vested on June 30, 1999. The Company increased common stock at June 30, 1999 by approximately $76,000, the value of the net shares issued.

In January 1999, the Company acquired certain assets and assumed certain liabilities of the Internet/direct-to-consumer DVD and laserdisc software business of Ken Crane's Magnavox City, Inc. for $4,919,000 in cash, adjusted pursuant to the purchase agreement, and 258,370 shares of the Company's common stock valued at $2,000,000 ($7.74 per share). See "Note 4. Fiscal 1999 Acquisition."

     (In thousands)
     Fair value of assets acquired                                                                 $ 1,287
     Excess of purchase price over fair value of net assets acquired recorded as goodwill            7,628
     Cash paid for net assets acquired, as adjusted                                                 (4,919)
     Stock issued for net assets acquired                                                           (2,000)
     Expenses incurred in connection with the  acquisition                                            (333)
                                                                                                   -------
     Liabilities assumed                                                                           $ 1,663
                                                                                                   =======

During fiscal 1999 and 1998, the Company borrowed $3,064,000 and $2,145,000, respectively, to fund costs relating to the construction of the Las Vegas, Nevada warehouse and distribution facility.





          See accompanying notes to consolidated financial statements.

--------------------------------------------------------------------------------
34                                                     Image Entertainment, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 1. Description of Business and Summary of Significant Accounting Policies.

Description of Business and Organization.  The Company's primary business is the
----------------------------------------
distribution of a broad range of entertainment programming on DVD and a rapidly declining range of entertainment programming on laserdisc under exclusive and nonexclusive license and wholesale distribution agreements.

Principles of Consolidation.  The consolidated financial statements include its
---------------------------
wholly-owned subsidiaries, DVDPlanet.com, Inc. (formerly known as "Image Newco, Inc." and dba "Ken Crane's DVD & Laserdisc Superstore," and acquired in January
1999), the 50%-owned joint venture, Aviva International, LLC (formed in June
1999) and U.S. Laser Video Distributors, Inc. (closed in July 1998). All significant inter-company balances and transactions have been eliminated in consolidation.

Use of Estimates.  The preparation of the Company's consolidated financial
----------------
statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements. The significant areas requiring the use of management estimates related to allowances for slow-moving inventories, doubtful accounts receivables, unrecouped royalty and distribution fee advances and sales returns. Although these estimates are based on management's knowledge of current events and actions management may undertake in the future, actual results may ultimately differ from those estimates.

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

Inventories.  Inventories consist primarily of finished products for sale (which
-----------
are stated at the lower of cost or market - cost being determined on an average cost basis) and unamortized capitalized production costs.

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

Depreciation and Amortization.  Property, equipment and improvements are stated
-----------------------------
at cost less accumulated depreciation and amortization. Major renewals and improvements are capitalized; minor replacements, maintenance and repairs are charged to current operations. Depreciation and amortization are computed by applying the straight-line method over the estimated useful lives of the building (25 years) and machinery, equipment and software (3 - 7 years). Leasehold improvements are amortized over the shorter of the useful life of the improvement or the life of the related lease. Goodwill, which is the excess purchase price over the value of the net assets acquired, is amortized on a straight-line basis over 15 years.

Interest costs on the construction of the Las Vegas, Nevada warehouse and distribution facility were capitalized as part of the cost of the facility. Certain costs in developing the Planet web site were capitalized pursuant to the AICPA's Accounting Standards Executive Committee's Statement of Position 98-1, Accounting for Costs of Computer Software Developed or Obtained for Internal Use.

--------------------------------------------------------------------------------
Image Entertainment, Inc.                                                     35

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Revenue Recognition. Revenue is recognized upon shipment of product. The
-------------------
Company's return policy allows customers to return a percentage of programming purchased on a quarterly basis. The Company provides for estimated sales returns when product is shipped to customers.

Major Customers. On a consolidated basis, there were no customers which
---------------
accounted for greater than 10% of net sales in fiscal 2000 and 1999. Three customers accounted for 31.5% of fiscal 1998 net sales (Norwalk Records 10.9%, Ken Crane's 10.6%, and Musicland 10.0%).

Amortization of Production Costs. The Company amortizes capitalized production
--------------------------------
costs in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 53. Pursuant to the income forecast method, a percentage of the production costs is charged to expense each month based upon (i) a projected revenue stream resulting from distribution of new and previously released exclusive programming related to the production costs and (ii) management's estimate of the ultimate net realizable value of the production costs. Estimates of future revenues are reviewed periodically and amortization of production costs is adjusted accordingly. If estimated future revenues are not sufficient to recover the unamortized balance of production costs, such costs are reduced to their estimated net realizable value.

Long-Lived Assets. The Company reviews for the impairment of long-lived and
-----------------
certain identifiable intangible assets whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. No impairment charge has been recorded at March 31, 2000.

Income Taxes. The Company accounts for income taxes pursuant to the provisions
------------
of SFAS No. 109 whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and the future tax benefits derived from operating loss and tax credit carryforwards. The Company provides a valuation allowance on its deferred tax assets because of the uncertainty regarding its realizability.

Earnings Per Share. Basic earnings (loss) per share is computed using the
------------------
weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the combination of dilutive common share equivalents and the weighted average shares outstanding during the period.

Comprehensive Income. The Company adopted the provisions of SFAS No. 130,
--------------------
Reporting Comprehensive Income, on April 1, 1998. Comprehensive income is the change in equity of a business enterprise during a period resulting from transactions and all other events and circumstances from non-owner sources. Other comprehensive income includes foreign currency items, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities. The Company did not have components of comprehensive income during the two years ended March 31, 2000.

Stock Options. The Company accounts for its stock options in accordance with
-------------
provisions of Accounting Principles Board (APB) Opinion No. 25. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. The Company has provided the pro forma disclosure provisions of SFAS No. 123.

Recently Issued Accounting Standards. On March 31, 2000, the Financial
------------------------------------
Accounting Standards Board issued FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation - an interpretation of APB Opinion No. 25 (FIN 44). This interpretation provides guidance for issues that have arisen in applying APB Opinion No. 25, Accounting for Stock Issued to Employees. FIN 44 applies prospectively to new awards, exchanges of awards in a business combination, modifications to outstanding awards, and changes in grantee status that occur on or after July

--------------------------------------------------------------------------------
36                                                     Image Entertainment, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1, 2000, except for the provisions related to repricings and the definition of an employee which apply to awards issued after December 15, 1998. The provisions related to modifications to fixed stock option awards to add a reload feature are effective for awards modified after January 12, 2000. The new interpretation is not expected to have a material impact upon the Company's consolidated financial statements.

Reclassifications. Certain fiscal 1999 and 1998 balances have been reclassified
-----------------
to conform with the fiscal 2000 presentation.

Note 2. Formation of Joint Venture - Aviva International, LLC.

In June 1999, the Company formed Aviva International, LLC, a California limited liability company, with Michael Lopez, President of International Consulting & Business Management. Aviva is 50% owned by each of the Company and Lopez. Aviva acts as international sales agent for the Company's licensed programming for which it holds distribution rights for worldwide broadcast and international home video. Lopez serves as Manager of Aviva. Both the Company and Lopez have contributed funds to Aviva (as initial working capital) in the form of interest-bearing loans. The Company will continue to loan Aviva funds for working capital, if needed, during Aviva's start-up phase. Start-up loans to Aviva from the Company totaled approximately $605,000 at March 31, 2000. Loans to the Company will be repaid by Aviva prior to any profit distributions to the Company or Lopez. Although the Company owns 50% of the joint venture, it has the ability to exercise control over the operations of Aviva. Accordingly, Aviva's operating loss, since its formation, is consolidated with the Company's statement of operations for the fiscal year ended March 31, 2000 and a minority interest representing Lopez's share of losses is reflected in prepaid expenses and other assets at March 31, 2000 and other income for the year ended March 31, 2000.

In April 2000, the Company and Lopez amended the joint venture operating agreement retroactively (to inception date) primarily amending sales agency fees to be retained by Aviva and the allocation of the joint venture profits and losses. Joint venture profits and losses, which were to be allocated 50% to each of Lopez and the Company were amended changing the allocation to 60% Lopez and 40% the Company up to $750,000 in cumulative profits. The next $750,000 in cumulative profits are allocated 55% Lopez and 45% the Company and cumulative profits over $1,500,000 are allocated 50% to each. Accordingly, other income in the accompanying consolidated statement of operations for the fiscal year ended March 31, 2000 reflects minority interest of $383,000, representing 60% of Aviva's operating loss of $639,000 since its June 1999 formation. In accordance with the amendment to the joint venture operating agreement, the initial term of the joint venture was extended to December 31, 2000. It is the Company's and Lopez's current intention to renew the agreement for an additional two years through December 31, 2002.

Note 3. Registered Common Stock Sale.

On January 6, 1999, the Company completed the sale of 2.4 million shares of newly-issued common stock to a group of institutional investors and other accredited investors at $5 per share. Image Investors, Co., the largest shareholder of the Company and beneficially owned by John W. Kluge and Stuart Subotnick, purchased 600,000 shares of the 2.4 million shares issued.

The net proceeds of the offering (net of placement agent fees and professional services fees) were $10,505,000. Approximately $5,000,000 of the net proceeds were used to complete the acquisition of Ken Crane's (as described in "Note 4. Fiscal 1999 Acquisition" below). The remainder of the net proceeds was used to pay-down borrowings outstanding under the Company's revolving credit facility with Foothill Capital Corporation.

Note 4. Fiscal 1999 Acquisition.

On January 11, 1999, the Company completed an acquisition of certain assets and liabilities of the Internet/direct-to-consumer DVD and laserdisc software business of Ken Crane's Magnavox City, Inc. The wholly-owned subsidiary, renamed "DVDPlanet.com, Inc." in March 2000, is engaged in Internet/direct-to-consumer retailing of DVD and

--------------------------------------------------------------------------------
Image Entertainment, Inc.                                                     37

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

laserdisc entertainment software. The acquired assets included the www.kencranes.com web site (replaced in March 2000 by the Planet web site), a mail-order business, a retail store, DVD and laserdisc inventory, and certain other assets. The Company also assumed certain trade accounts payable.

The acquisition purchase price included $2,919,000 in cash, as adjusted pursuant to the purchase agreement, and 258,370 shares of the Company's common stock, valued at $2,000,000 (at $7.74 per share). In connection with the acquisition, the Company entered into (1) a five-year employment agreement with Charles K. Crane, II (and paid a signing bonus of $1.5 million pursuant to that agreement) and (2) one-year consulting agreements with Pamela Crane and Casey Crane (and made a one-time payment of $250,000 to each in connection with those agreements). Charles K. Crane, II serves as Vice President - General Manager of Planet. For financial statement purposes, the one-time payments are included in the acquisition purchase price.

The acquisition was accounted for using the purchase method of accounting. Accordingly, the acquired assets and assumed liabilities were recorded at their fair market value on the acquisition date.

The acquired entity was one of the Company's largest customers. During the years ended March 31, 1999 (through the January 11, 1999 acquisition date) and 1998, sales by the Company to the acquired entity were $5,983,000 and $8,069,000, respectively.

The following unaudited pro forma consolidated results of operations for the year ended March 31, 1999 have been prepared as if the acquisition of Planet had occurred at the beginning of fiscal 1999.


      (In thousands, except per share data)                     1999
                                                            -----------
      Net sales                                             $    83,650
      Net income                                            $     1,489
                                                            ===========
      Net income per share -- basic and diluted             $       .10
                                                            ===========

The pro forma consolidated results do not purport to be indicative of results that would have occurred had the acquisition been in effect for the period presented, nor do they purport to be indicative of the results that will be obtained in the future. The pro forma adjustments primarily reflect elimination of inter-company transactions and amortization of goodwill on a straight-line basis over 15 years.

Note 5. Closure of U.S. Laser.

In May 1998, the Company announced the closing of U.S. Laser, located in New Jersey and acquired by the Company in June 1995 for $3.1 million in cash. The July 15, 1998 closure followed the Company's consolidation of a majority of U.S. Laser's optical disc distribution activities. U.S. Laser's only remaining activities consisted of an entertainment software retail store, mail order to a decreasing number of accounts and the Internet. With the decline of industry-wide laserdisc software and hardware sales, offset in part by growing DVD software and hardware sales, the retail store was performing below expectations.

The closure of U.S. Laser resulted in non-recurring pretax charges of $202,000, representing fees and expenses associated with the early termination of a lease and employee severance payments, and $623,000 (a noncash charge) covering the write-off of unamortized leasehold improvements and goodwill. The pretax charges total $825,000 and are included in costs of facility closure expense for the year ended March 31, 1998.

--------------------------------------------------------------------------------
38                                                     Image Entertainment, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 6. Inventories.

Inventories at March 31, 2000 and 1999 are summarized as follows:


        (In thousands)                                        2000      1999
                                                            --------  --------
        DVD                                                 $ 12,989  $  9,724
        laserdisc                                              5,710    12,125
        other                                                    629       500
                                                            --------  --------
                                                              19,328    22,349
        Reserve for slow-moving inventories:
            DVD                                                 (767)     (231)
            laserdisc and other                               (5,578)   (9,060)
                                                            --------  --------
                                                              (6,345)   (9,291)
                                                            --------  --------
                                                              12,983    13,058
        Production costs, net                                  4,898     3,633
                                                            --------  --------
                                                            $ 17,881  $ 16,691
                                                            ========  ========

The costs to produce licensed programming include the cost of converting film prints or tapes into the optical disc format, which includes authoring and compression, subtitling, closed-captioning, replica sample, set up charges, ancillary material production, packaging artwork costs and the overhead of the Company's creative services and production departments. Production costs are net of accumulated amortization of $6,701,000 and $6,955,000 at March 31, 2000 and 1999, respectively. The Company expects to amortize substantially all of the March 31, 2000 production costs by March 31, 2004.

Note 7. Property, Equipment and Improvements.

Property, equipment and improvements at March 31, 2000 and 1999 are summarized as follows:

        (In thousands)                                         2000      1999
                                                             --------  --------
        Land                                                 $  2,044  $  4,868
        Land held for sale                                        900        --
        Building                                                4,493     4,337
        Machinery, equipment and software                      10,961     9,279
        Leasehold improvements                                    501       824
        Other                                                     358       481
                                                             --------  --------
                                                               19,257    19,789
        Less accumulated depreciation and amortization          5,190     5,295
                                                             --------  --------
                                                             $ 14,067  $ 14,494
                                                             ========  ========

In December 1999, the Company sold approximately 3.8 acres of the Company's 8.8 acres of unimproved property located (adjacent to the Company's 8.4 acres on which its warehouse and distribution facility is located) in Las Vegas, Nevada for net proceeds of $1,823,000. The sale resulted in a gain of $23,000 which is recorded as other income in the accompanying statement of operations for the year ended March 31, 2000. In May 2000, the Company entered into escrow to sell the remaining acreage adjacent to its 8.4 acre facility site. There is no assurance that the escrow will close and that the ultimate sale will occur. The land and land held for sale is recorded at the lower of cost or fair market value.

Depreciation and amortization of property, equipment and improvements was $1,696,000, $725,000 and $826,000 for fiscal 2000, 1999 and 1998, respectively.
Interest capitalized for fiscal 1999 and 1998 was $156,000 and $18,000, respectively. The Company did not capitalize interest during fiscal 2000. Web site development costs capitalized during fiscal 2000 were $146,000. The Company did not capitalize web site development costs during fiscal 1999.

--------------------------------------------------------------------------------
Image Entertainment, Inc.                                                     39

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 8. Debt.

Revolving Credit and Term Loan Facility. In November 1999, the Company and
---------------------------------------
Foothill Capital Corporation amended the December 28, 1998 Loan and Security Agreement increasing the maximum revolving advance limit from $12,000,000 to $15,000,000. The Foothill Agreement provides for revolving advances and the issuance of and guaranty of standby letters of credit under a $15,000,000 revolving credit facility and a series of term loans under a $500,000 capital expenditure term loan facility. The term of the Foothill Agreement is three years, renewable automatically thereafter for successive one-year periods.

Borrowings under the Foothill Agreement are limited to the borrowing base, as defined, are secured by substantially all of the Company's assets and bear interest at prime plus .75% (9.75% at March 31, 2000), payable monthly. At March 31, 2000, the Company had a total of $10,290,000 and $500,000, respectively, outstanding under the revolving credit and term loan facilities and had borrowing availability under its revolving credit facility of $4,639,000, net of amounts utilized for outstanding letters of credit. As of March 31, 2000, the Company had fully utilized its term loan facility.

The Foothill Agreement imposes restrictions on such items as encumbrances and liens, payment of dividends, other indebtedness, stock repurchases and capital expenditures. The Foothill Agreement requires the Company to comply with certain financial and operating covenants including a covenant to be Year 2000 compliant by December 1, 1999. At March 31, 2000, the Company was not in compliance with the covenant establishing the maximum amount of capital expenditures the Company could make during fiscal 2000 as set forth in the Foothill Agreement. The Company exceeded the maximum limit for fiscal 2000 by $42,000. However, at the Company's request, Foothill waived the Company's compliance with that covenant for fiscal 2000. At March 31, 2000, the Company was in compliance with all other financial and operating covenants.

Real Estate Credit Facility. The Company has a revolving line of credit with
---------------------------
Bank of America National Trust and Savings Association of Nevada. Under the revolving line, the Company may repay and reborrow principal amounts provided the outstanding borrowings do not exceed the maximum available commitment of $3,176,000 at March 31, 2000, which is reduced quarterly by $43,000. The revolving line expires January 31, 2008. The Company has the option under the revolving line to borrow at the bank's prime rate plus 1.25% or for fixed periods at LIBOR plus either 2.25% or 2.65% depending on the level of the Company's debt service coverage ratio, as defined. At March 31, 2000, $3,176,000 in borrowings were outstanding under the revolving line. Borrowings bear interest at LIBOR plus 2.25% (8.28% at March 31, 2000).

Borrowings under the revolving line are secured by a deed of trust on the approximate 8.4 acres of land in Las Vegas, Nevada used for operations. The revolving line requires the Company to comply with certain quarterly financial and operating covenants. At March 31, 2000, the Company was in compliance with all financial and operating covenants.

Convertible Subordinated Note Payable. The Company entered into a Credit
-------------------------------------
Agreement with Image Investors Co., a principal stockholder of the Company owned and controlled by John W. Kluge and Stuart Subotnick, dated as of September 29, 1997, pursuant to which the Company borrowed $5,000,000 from Image Investors Co, with interest payable quarterly at 8.0% per annum, and principal due in five years. The loan is unsecured and subordinated to any obligations to Foothill and is convertible into the Company's common stock at any time during the term at a conversion price of $3.625 per share, the closing price of the Company's common stock on September 29, 1997.

Note Payable to Bank. In July 1997, the Company borrowed $1,350,000 under a
--------------------
Business Loan Agreement with Pioneer Citizens Bank in Nevada. Borrowings under the Pioneer agreement were secured by a deed of trust on the approximately 8.8 acres of land adjacent to the Company's 8.4 acre site in Las Vegas, Nevada used for operations. In May 1999, the Company repaid $135,000 (10%) of the then outstanding principal balance. In December 1999,

--------------------------------------------------------------------------------
40                                                     Image Entertainment, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

concurrent with the sale of 3.8 acres of Nevada land securing this note and described in "Note 7. Property, Equipment and Improvements," the Company repaid the note in its entirety.

The following is a schedule by year of required minimum debt principal payments and maturities under the Company's debt agreements (revolving credit, term loan and real estate credit facilities and its convertible note payable):


          (In thousands)
              Fiscal                        Amount
          --------------                 ------------
              2001                       $        278
              2002                             10,854
              2003                              5,172
              2004                                172
              2005                                172
           Thereafter                           2,318
                                         ------------
                                         $     18,966
                                         ============


Note 9. Distribution Equipment Lease Facility.

The Company's Lease Intended as Security Agreement with BankAmerica Leasing and Capital Corporation provided for advances to purchase distribution machinery and equipment utilized in the Company's Las Vegas, Nevada warehouse and distribution facility through the delivery, installation and acceptance date of the equipment. There were $1,432,000 in borrowings outstanding under the lease at March 31, 2000. Outstanding borrowings are repaid in quarterly installments through October 1, 2003, down to a $1 purchase option, bearing a fixed implicit rate, as defined, of 7.719%.

Borrowings under the lease are secured by the underlying equipment leased. The lease contains cross-default provisions with other borrowing agreements and early termination charges. The lease requires the Company to meet the same quarterly financial and operating covenants contained in the revolving line with Bank of America National Trust and Savings Association above. At March 31, 2000, the Company was in compliance with all financial and operating covenants.

Machinery and equipment under capital leases at March 31, 2000 and 1999 are summarized as follows:

        (In thousands)                                  2000       1999
                                                      --------   --------
        Machinery and equipment                       $  1,775   $  1,775
        Less accumulated amortization                      232         --
                                                      --------   --------
                                                      $  1,543   $  1,775
                                                      ========   ========

Future minimum lease payments by year at March 31, 2000 for property under capital leases are as follows:

    (In thousands)
          Fiscal                                                 Amount
          ------                                              ------------
           2001                                               $        471
           2002                                                        471
           2003                                                        471
           2004                                                        235
                                                              ------------
           Total minimum lease payments                              1,648
           Less amount representing interest at 7.719%                 216
                                                              ------------
           Present value of minimum lease payments            $      1,432
                                                              ============

--------------------------------------------------------------------------------
Image Entertainment, Inc.                                                     41

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 10. Commitments and Contingencies.

Operating Leases. In March 1999, the Company amended its existing lease for its
----------------
corporate office space (30,080 square feet) in Chatsworth, California, extending the lease term four years through April 30, 2004. The new lease commenced April 1, 2000 and provides for monthly rent of $17,450, with annual upward adjustments based upon the consumer price index (CPI).

Concurrent with the March 1999 amendment of its existing lease, the Company leased additional office space (15,440 square feet) adjacent to its corporate office space. The five-year lease term commenced May 1, 1999 and co-terminates with the corporate office space lease on April 30, 2004. The lease provides for monthly rent of $10,400 with annual scheduled rent increases up to a monthly rent of $11,000 in the fourth year of the lease. The scheduled increase during the last year of the lease is based upon the CPI.

The lease for the Company's warehouse space (48,300 square feet) in Chatsworth, California provided for monthly rent of $23,500 (subject to annual adjustment based upon increases in the CPI). On February 2, 1998, the Company entered into a Surrender of Lease and Termination Agreement. In consideration for the early termination of the lease which would have otherwise terminated on March 31, 2000, the Company paid $50,000. Effective May 16, 1999, the Company relocated its warehousing and distribution operations to Nevada.

The lease for Planet's Westminister, California (8,102 square feet) retail store provides for monthly rent of $14,400 (subject to annual adjustment based upon increases in the CPI). The lease terminates on November 22, 2002.

Future minimum annual rental payments by year under operating leases at March 31, 2000 are approximately as follows:

                    Fiscal                   Amount
                --------------            ------------
                                         (In thousands)
                    2001                  $        509
                    2002                           513
                    2003                           442
                    2004                           341
                    2005                            29
                                          ------------
                                          $      1,834
                                          ============

Rent expense was $409,000, $487,000 and $570,000 for fiscal 2000, 1999 and 1998, respectively.

Other. At March 31, 2000, the Company's future obligations by year for royalty
-----
advances, minimum royalty guarantees and exclusive distribution fee guarantees under the terms of existing licenses and exclusive distribution agreements, respectively, are as follows:

                    Fiscal                   Amount
                --------------            ------------
                                         (In thousands)
                    2001                  $      8,276
                    2002                           213
                                          ------------
                                          $      8,489
                                          ============

At March 31, 2000, the Company had $550,000 of outstanding standby letters of credit issued by Foothill of which $250,000 expire on November 18, 2000 and $300,000 expire on June 30, 2001. These letters of credit secure balances due to program suppliers.

--------------------------------------------------------------------------------
42                                                     Image Entertainment, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 11. Stock Awards, Options and Warrants.

In September 1998, the Company's shareholders approved a new incentive plan pursuant to which approximately 1,160,000 shares were available for awards, including options, thereunder. No new options will be granted under the Company's other plans. The new plan provides for awards to employees and directors of the Company. Options (incentive as well as nonqualified), restricted stock units, stock appreciation rights, performance share awards, stock bonuses, cash bonuses and stock units can be awarded under the new plan. The new plan includes a minimum option price of 85% of the fair market value of a share of common stock relative to the closing price on the date of grant for any non-qualified stock option. The maximum term allowed for an option is 10 years and a stock unit shall either vest or be forfeited not more than 10 years from the date of grant. The new plan contemplates annual automatic grants of stock units payable in shares of the Company's common stock to certain directors of the Company in lieu of the 15,000 share option grants under the directors' stock option plan. The new plan terminates on June 30, 2008.

In July 1999 and 1998 an aggregate 91,662 and 88,359, respectively, stock units were granted to officers of the Company under the new plan. These grants vest annually in increments of 20% over the five-year period commencing June 30, 2000 and 1999, respectively. Accelerated vesting may occur if certain fiscal earnings before interest, taxes, depreciation and amortization targets are achieved (they were not achieved in fiscal 2000 or 1999). The number of stock units awarded to officers was determined by multiplying a specified percentage of base salary by the officer's base salary as of the beginning of the period and dividing the results by the average trading price of the stock determined as of the date of grant ($6.781 per share in fiscal 2000 and $6.70 per share in fiscal 1999) to determine the number of stock units. These stock units are payable solely in shares. The Company amortizes the total value of the stock units on the date of grant ($622,000 for the fiscal 2000 grant and $592,000 for the fiscal 1999 grant) ratably over the 5-year vesting period as compensation expense. Compensation expense relating to these stock units for fiscal 2000 and 1999 was approximately $200,000 and $89,000, respectively.

In October 1999, awards to directors aggregating 6,720 stock units were granted. These grants vest on a pro rata basis over a one-year period commencing October 1, 1999. These stock units are payable solely in shares. The Company amortizes the total value of the stock units on the date of the grant (approximately $30,000 at $4.531 per share) ratably over the one year vesting period as compensation expense. Compensation expense relating to these stock units for fiscal 2000 was approximately $15,000.

Stock option transactions, including the Company's former plans, for the three years ended March 31, 2000 are as follows:

                                                                    Weighted
                                                     Per Share    Average Price
(In thousands, except per share data)      Shares   Price Range     Per Share
                                         ---------  ------------  -------------
Outstanding, March 31, 1997                  2,384   $.743-10.25   $      6.208
   Granted                                      30          3.25          3.250
   Exercised                                  (150)   .743-1.857          1.295
   Surrendered                                 (10)         7.00          7.000
   Canceled                                   (837)    4.16-7.00          6.073
                                         ---------                -------------
Outstanding, March 31, 1998                  1,417    .743-10.25          6.364
   Granted                                      60          7.94          7.940
   Exercised                                  (266)    .743-7.25          5.274
   Surrendered                                 (99)         4.16          4.160
   Canceled                                    (30)    .743-7.94          6.182
                                         ---------                -------------
Outstanding, March 31, 1999                  1,082    .817-10.25          6.824
   Granted                                     152   4.938-6.668          6.523
   Exercised                                   (34)   .817-5.625          1.787
   Canceled                                    (33)    .817-7.25          6.134
                                         ---------                -------------
Outstanding, March 31, 2000                  1,167   $3.25-10.25   $      6.950
                                         =========                =============

--------------------------------------------------------------------------------
Image Entertainment, Inc.                                                     43

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Of the options reflected as outstanding on March 31, 2000, options to purchase approximately 1,055,000 shares of common stock were exercisable. At March 31, 2000, there were approximately 798,000 shares of common stock available for new awards, including stock options, to directors and employees of the Company.

The following table summarizes significant ranges of outstanding and exercisable options at March 31, 2000:


                                   Options Outstanding                          Options Exercisable
                      ----------------------------------------------      -----------------------------
                                          Weighted         Weighted                          Weighted
                                          Average          Average                           Average
     Range of              Shares       Remaining          Exercise           Shares          Exercise
 Exercise Prices       (In thousands)   Life (Years)         Price         (In thousands)      Price
------------------    --------------    ------------    ------------      --------------    -----------
under $4.00                       15             7.3     $     3.250                  15     $    3.250
$4.01 to $6.00                   225             3.2           5.519                 213          5.530
$6.01 to $8.00                   829             5.6           7.180                 729          7.227
$8.01 to $10.00                   85             4.0           8.647                  85          8.647
over $10.00                       13             1.8          10.250                  13         10.250
                      --------------                                      --------------
                               1,167                                               1,055
                      ==============                                      ==============

A December 29, 1987 stock purchase agreement provides for the grant of antidilution rights to various investors. Each investor is entitled to (antidilution) rights in connection with certain issuances of common stock. The Agreement was amended in July 1992 and will expire in July 2002.

Upon the exercise of certain options outstanding as of December 29, 1987 (referred to in the Agreement as the "Management Options"), each investor was granted rights to purchase shares of common stock pursuant to a formula based in part on the percentage of the outstanding shares of common stock owned by the investor on December 29, 1987. As of March 31, 1999, all rights to purchase 507,016 shares had been granted (the maximum allowable upon exercise of all the Management Options), rights to purchase 503,273 shares had been exercised (as to 26,664 shares in fiscal 2000, 4,521 shares in fiscal 1999 and 19,697 shares in fiscal 1998, at per-share exercise prices ranging from $.74 to $1.07). The remaining rights to purchase 3,743 shares expired prior to March 31, 2000. There were no outstanding rights to purchase shares as of March 31, 2000.

Upon certain issuances of shares of common stock other than pursuant to the exercise of Management Options, the investors will be granted additional rights so that the equity interest represented by the Agreement shares held by the investor (excluding the shares purchased upon the exercise of the antidilution rights issued in connection with the exercise of Management Options) will not be diluted. As of March 31, 2000, Other rights granted to purchase approximately 851,616 shares of common stock had been exercised (none of which were exercised during the three years ended March 31, 2000).

The Company applies APB Opinion No. 25 in accounting for its stock option plans, and accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's

--------------------------------------------------------------------------------
44                                                     Image Entertainment, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

consolidated net income (loss) and net income (loss) per share would have been decreased (or increased in the case of the net loss) to the pro forma amounts indicated below for the three years ended March 31, 2000:


  (In thousands, except per share data)             2000    1999     1998
                                                   ------  ------  --------
  Consolidated Net Income (Loss):
     As reported                                   $1,415  $1,706  $ (9,581)
     Pro forma                                     $1,106  $1,382  $(10,076)
                                                   ======  ======  ========
  Consolidated Net Income (Loss) per Share:
     As reported
       Basic and diluted                           $  .09  $  .12  $   (.71)
                                                   ======  ======  ========
     Pro forma
       Basic and diluted                           $  .07  $  .10  $   (.75)
                                                   ======  ======  ========

The weighted-average fair value of options granted during fiscal 2000, 1999 and 1998 was $6.52, $4.49 and $3.25, respectively, using the Black-Scholes option-pricing model with the following weighted-average assumptions: Fiscal 2000, 1999 and 1998 -- expected volatility of 60% - 78%, risk-free interest rates of 5.5% - 6.5%, no expected dividends and an expected life of three to five years.

Pro forma consolidated net income (loss) and net income (loss) per share reflects only options granted in fiscal 2000, 1999 and 1998. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma consolidated net income (loss) and net income
(loss) per share amounts presented above because compensation cost is reflected over the option vesting periods of up to five years and compensation cost for options granted prior to April 1, 1995 are not considered.

Note 12. Net Income (Loss) per Share Data.

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income (loss) per share for the three years ended March 31, 2000:


(In thousands, except per share data)                       2000     1999     1998
                                                         -------  -------  -------
Net income (loss)                                        $ 1,415  $ 1,706  $(9,581)
                                                         =======  =======  =======

Weighted average common shares outstanding -- basic       16,452   14,185   13,471
Effect of dilutive securities                                 38      124       --
                                                         -------  -------  -------
Weighted average common shares outstanding -- diluted     16,490   14,309   13,471
                                                         =======  =======  =======

Basic and diluted net income (loss) per share            $   .09  $   .12  $  (.71)
                                                         =======  =======  =======

Diluted net loss per share for 1998 is based only on the weighted average number of common shares outstanding during the period, as inclusion of common stock equivalents (common stock options and common stock underlying the convertible subordinated note payable) would be antidilutive. Outstanding common stock options not included in the computation of diluted net income per share totaled 927,000 and 800,000, respectively, for the years ended March 31, 2000 and 1999. The stock options were excluded because their exercise prices were greater than the average market price of the common stock for the respective periods and the assumed exercise would be antidilutive. The 1,379,000 common shares underlying the convertible subordinated note payable were excluded because the assumed conversion for the respective periods would be antidilutive.

--------------------------------------------------------------------------------
Image Entertainment, Inc.                                                     45

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 13.  Income Taxes.

Income tax expense (benefit) for the three years ended March 31, 2000, all current, are summarized as follows:

          (In thousands)                                2000    1999    1998
                                                       ------  ------  ------
          Federal                                      $   --  $   88  $  (55)
          State                                            --       2       3
                                                       ------  ------  ------
                                                       $   --  $   90  $  (52)
                                                       ======= ======  ======

The tax effects of temporary differences that give rise to a significant portion of the deferred tax assets at March 31, 2000 and 1999 are presented below:


  (In thousands)                                              2000      1999
                                                            --------  --------
  Deferred tax assets:
     Reserve for slow-moving inventories                    $  2,538  $  3,947
     Net operating loss carryforwards                          2,040       754
     Other                                                       618       549
     Sales returns reserve                                       376       313
     Tax credits                                                 329       329
     Reserve for doubtful accounts receivable                    221       210
     Royalty reserves                                             13       175
     Installment sales                                            --       396
     Store closure expenses                                       --        44
                                                            --------  --------
       Deferred tax assets                                     6,135     6,717
          Less valuation allowance                            (6,135)   (6,717)
                                                            --------  --------
          Net deferred tax assets                           $     --  $     --
                                                            ========  ========

The Company provides a valuation allowance on the deferred tax assets because of uncertainty regarding its realizability.

Expected income tax expense based on Federal statutory rates for the three years ended March 31, 2000 differed from actual tax expense as follows:


 (In thousands)                                          2000    1999      1998
                                                        -----   -----   -------
 Expected income tax expense (benefit)                  $ 481   $ 626   $(3,275)
 State income taxes, net of Federal benefit                89      73         3
 Change in valuation allowance                           (582)   (675)    3,206
 Other                                                     12      66        14
                                                        -----   -----   -------
                                                        $  --   $  90   $   (52)
                                                        =====   =====   =======

Note 14. Other Items - Statements of Operations.

Fourth Quarter Adjustments in Fiscal 2000 and Fiscal 1998.
---------------------------------------------------------

During the fourth quarter of fiscal 2000, the Company reached a final settlement relating to its on-going litigation with LEI Partners, L.P. and a number of related entities and individuals. The Company recorded a pretax gain of $709,000 during the fourth quarter ended March 31, 2000 relating to certain settlements and a pretax gain of $899,000 for the year ended March 31, 2000 covering all settlements relating to this litigation. The gain on settlements is included as a component of other income in the accompanying consolidated statement of operations for the year ended March 31, 2000. A receivable related to this settlement of $540,000 is included as a component of prepaid expenses and other assets in the accompanying consolidated balance sheet at March 31, 2000. The receivable was collected in full by May

--------------------------------------------------------------------------------
46                                                     Image Entertainment, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

31, 2000. Total principal, interest and settlement payments received by the Company over the years relating to the December 1990 sale of a business segment totaled $2,240,000, net of related legal fees.

In June 2000, the Company reached a settlement, subject to court approval, in connection with certain alleged preferential transfers relating to the Chapter 11 bankruptcy of Alliance. During the fourth quarter of fiscal 2000, the Company accrued $300,000, including estimated legal fees, as a component of general and administrative expenses in the accompanying consolidated statement of operations for fiscal 2000.

During the fourth quarter of fiscal 1998, the Company recorded pretax noncash charges of $6,263,000 and $4,246,000 to reduce the carrying value of its laserdisc inventory to its net realizable value and to provide for estimated losses on laserdisc license and exclusive distribution agreements, respectively. The provisions were in response to a greater than expected decline in the Company's quarterly laserdisc sales and the continued adverse effect DVD has had on the laserdisc market. The Company's decision to record these charges in the fourth quarter was based on industry-wide statistics and other relevant published data on DVD and laserdisc trends and the incrementally adverse impact these trends had on the Company's operations during the fourth quarter of fiscal 1998 and the Company's operations in the then-foreseeable future. The charges were reflected as a component of cost of sales in the accompanying consolidated statements of operations for fiscal 1998.

Also during the fourth quarter of fiscal 1998, the Company recorded a non-recurring pretax charge of $825,000 associated with the closure of its subsidiary, U.S. Laser. The charge is reflected as costs of facility closure in the accompanying consolidated statement of operations for fiscal 1998.

Note 15. Employee Benefit Plan.

The Company has a 401(k) savings plan covering substantially all of its employees. Eligible employees may contribute through payroll deductions. The Company matches employees' contributions at the rate of 50% of the first 4% of salary contributed. The Company's 401(k) savings plan matching expense for fiscal 2000, 1999 and 1998 were $88,000, $80,000 and $63,000, respectively.

Note 16. Segment Information.

In accordance with the requirements of SFAS No. 131, Disclosures about Segments of and Enterprises and Related Information, selected financial information regarding the Company's reportable business segments, wholesale distribution, retail distribution (through Planet), and international distribution (through Aviva), are presented below. The largest business segment is wholesale distribution of entertainment programming (primarily DVD and laserdisc). Management currently evaluates segment performance based primarily on net sales, operating costs and expenses and income (loss) before income taxes. Interest income and expense is evaluated on a consolidated basis and not allocated to the Company's business segments. Comparable data for fiscal 1998 is not presented as Planet was acquired in January 1999, the Company did not track retail distribution sales of U.S. Laser in fiscal 1998 and the Company did not begin international distribution until fiscal 2000.

--------------------------------------------------------------------------------
Image Entertainment, Inc.                                                     47

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

For the Year Ended March 31, 2000:


                                                                                          2000
                                        ------------------------------------------------------------------------------------
                                         Wholesale            Retail            International     Inter-segment
(In thousands)                          Distribution      Distribution/(1)/   Distribution/(2)/   Eliminations   Consolidated
                                        ------------      -----------------   -----------------   ------------   ------------
NET SALES                                $    80,406       $         14,742    $            250    $   (11,729)  $     83,669
OPERATING COSTS AND EXPENSES:
 Cost of sales                                59,164                 12,530                 152        (11,690)        60,156
 Selling expenses                              5,637                  2,517                 567             --          8,721
 General and administrative expenses           7,229/(3)/             1,242                 164             --          8,635/(3)/
 Amortization of production costs              3,992                     --                  --             --          3,992
 Amortization of goodwill                         --                    503                  --             --            503
                                        ------------      -----------------   -----------------   ------------   ------------
                                              76,022                 16,792                 883        (11,690)        82,007
                                        ------------      -----------------   -----------------   ------------   ------------
OPERATING INCOME (LOSS)                        4,384                 (2,050)               (633)           (39)         1,662
OTHER EXPENSES (INCOME):
 Interest expense, net                         1,562                     --                  --             --          1,562
 Other                                          (932)/(4)/               --                  --           (383)        (1,315)/(4)/
                                        ------------      -----------------   -----------------   ------------   ------------

                                                (630)                    --                  --           (383)           247
                                        ------------      -----------------   -----------------   ------------   ------------
INCOME (LOSS) BEFORE
 INCOME TAXES                            $     3,754       $         (2,050)   $           (633)   $       344    $     1,415
                                        ============      =================   =================   ============   ============

______________________
/(1)/ Planet was acquired in January 1999.
/(2)/ Includes consolidated 50%-owned joint venture formed in June 1999.
/(3)/ Includes $300,000 one-time charge for settlement of adversary proceeding. /(4)/ Includes $899,000 in proceeds from settlements of litigation.

For the Year Ended March 31, 1999:

                                                                    1999
                                        -------------------------------------------------------------
                                         Wholesale        Retail         Inter-segment
(In thousands)                          Distribution  Distribution/(1)/   Eliminations   Consolidated
                                        ------------  -----------------   ------------   ------------
NET SALES                                $    75,572   $          3,781    $    (2,627)   $    76,726
OPERATING COSTS AND EXPENSES:
 Cost of sales                                57,790              3,215         (2,580)        58,425
 Selling expenses                              5,001                438             --          5,439
 General and administrative expenses           5,662                354             --          6,016
 Amortization of production costs              4,057                 --             --          4,057
 Amortization of goodwill                         --                111             --            111
                                        ------------  -----------------   ------------   ------------
                                              72,510              4,118         (2,580)        74,048
                                        ------------  -----------------   ------------   ------------
OPERATING INCOME (LOSS)                        3,062               (337)           (47)         2,678
INTEREST EXPENSE, NET                            882                 --             --            882
                                        ------------  -----------------   ------------   ------------
INCOME (LOSS) BEFORE
 INCOME TAXES                            $     2,180   $           (337)   $       (47)   $     1,796
                                        ============  =================   ============   ============

_____________________
(1) Planet was acquired in January 1999.


                                                            As of March 31,
                                                       ------------------------
(In thousands)                                            2000          1999
                                                       -----------   ----------
Total Assets:
  Wholesale distribution                                $   59,376    $  56,599
  Retail distribution                                        6,000        1,362
  International distribution                                 1,264           --
  Inter-segment eliminations                                (1,245)      (1,516)
                                                       -----------   ----------
  Consolidated total assets                             $   65,395    $  56,445
                                                       ===========   ==========

--------------------------------------------------------------------------------
48                                                     Image Entertainment, Inc.

NOTES TO FINANCIAL STATEMENTS
________________________________________________________________________________

Note 17. Quarterly Financial Data. (Unaudited)

Summarized quarterly financial data for fiscal 2000 and 1999 is as follows:


                                                                              Quarter Ended
                                             ------------------------------------------------------------------------------------
                                                    June 30,             September 30,         December 31,        March 31,
 (In thousands, except per share data)       ---------------------   ---------------------  -----------------  ------------------
                                               1999         1998       1999        1998      1999     1998      2000       1999
                                             -------      --------   --------    ---------  -------  --------  -------   --------
Net sales                                    $18,020      $17,140    $17,817     $13,834    $25,067  $22,715   $22,765  $23,037
Operating income (loss)                         (633)         367       (527)       (532)     1,547    1,474     1,275    1,369
Net income (loss)                               (714)         205       (842)       (687)     1,261    1,129     1,710    1,059
Net income (loss) per share/ (1)/ --
     Basic                                   $  (.04)     $   .02    $  (.05)    $  (.05)   $   .08  $   .08   $   .10  $   .07
     Diluted                                 $  (.04)     $   .02    $  (.05)    $  (.05)   $   .08  $   .08   $   .10  $   .06
Shares used in computation of net
  income (loss) per share --
     Basic                                    16,431       13,506     16,457      13,546     16,459   13,551    16,462   16,196
     Diluted                                  16,431       13,614     16,457      13,546     17,843   14,994    17,847   16,529

___________________________

(1) Net income (loss) per share are computed independently for each of the quarters represented in accordance with SFAS No. 128. Therefore, the sum of the quarterly net income (loss) per share may not equal the total computed for the fiscal year or any cumulative interim period.


--------------------------------------------------------------------------------
Image Entertainment, Inc.                                                     49

ITEM 9.        Changes in and Disagreements with Accountants on Accounting and
               ---------------------------------------------------------------
               Financial Disclosure.
               --------------------

       None.


--------------------------------------------------------------------------------
                                   PART III
--------------------------------------------------------------------------------


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
          --------------------------------------------------

     The information required by this item is incorporated by reference from the information contained under the caption entitled "Election of Directors" in the Company's definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the Company's 2000 Annual Meeting of Shareholders. See also, Part I "Executive Officers of the Registrant."

ITEM 11.  EXECUTIVE COMPENSATION.
          ----------------------

     The information required by this item is incorporated by reference from the information contained under the caption entitled "Executive Compensation" in the Company's definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the Company's 2000 Annual Meeting of Shareholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
          --------------------------------------------------------------

     The information required by this item is incorporated by reference from the information contained under the caption entitled "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the Company's 2000 Annual Meeting of Shareholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
          ----------------------------------------------

     The information required by this item is incorporated by reference from the information contained under the caption entitled "Certain Relationships and Related Transactions" in the Company's definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the Company's 2000 Annual Meeting of Shareholders.


--------------------------------------------------------------------------------
50                                                     Image Entertainment, Inc.

--------------------------------------------------------------------------------
                                    PART IV
--------------------------------------------------------------------------------


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
          ---------------------------------------------------------------


(a)    THE FOLLOWING DOCUMENTS ARE FILED AS A PART OF THIS REPORT.                                                             Page
                                                                                                                               ----
       1.      Financial Statements:
                    Independent Auditors' Report..........................................................................     27
                    Consolidated Balance Sheets at March 31, 2000 and 1999................................................     28
                    Consolidated Statements of Operations for the years ended
                                March 31, 2000, 1999 and 1998.............................................................     30
                    Consolidated Statements of Shareholders' Equity for the years ended
                                March 31, 2000, 1999 and 1998.............................................................     31
                    Consolidated Statements of Cash Flows for the years ended
                                March 31, 2000, 1999 and 1998.............................................................     32
                    Notes to Consolidated Financial Statements............................................................     35

       2.      Financial Statement Schedule:
                    Schedule II - Valuation and Qualifying Accounts.......................................................     52

       3.      Exhibits:

                    See the Exhibit Index on pages i - v.

(b)    REPORTS ON FORM 8-K.

       None.


--------------------------------------------------------------------------------
Image Entertainment, Inc.                                                     51

                                  SCHEDULE II
                    -- Valuation and Qualifying Accounts --
              For the Years Ended March 31,  2000, 1999 and 1998
================================================================================



                                                                             Allowance for Doubtful Accounts
                                                         -------------------------------------------------------------------------
                                                                              Additions
                                                                              Charged to
                                                          Balance at        (Recoveries of)                            Balance
                                                          Beginning            Costs and            Amounts             at End
(In thousands)                                             of Year              Expenses           Written-Off         of Year
                                                         ------------       ---------------        ------------      -------------
For the Year Ended March 31, 2000:                       $         525      $           384         $       (358)    $         551
                                                         =============      ===============         ============     =============

For the Year Ended March 31, 1999:                       $         404      $           144         $        (23)    $         525
                                                         =============      ===============         ============     =============

For the Year Ended March 31, 1998:                       $       1,629      $          (331)        $       (894)    $         404
                                                         =============      ===============         ============     =============

                                                                             Allowance for Sales Returns
                                                         ------------------------------------------------------------------------
                                                                              Additions
                                                          Balance at          Charged to                                Balance
                                                          Beginning           Costs and              Amounts            at End
(In thousands)                                             of Year             Expenses             Written-Off         of Year
                                                         -------------      ---------------        ------------      -------------
For the Year Ended March 31, 2000:                       $      2,950       $         6,463        $     (6,300)      $      3,113
                                                         =============      ===============        ============       ============

For the Year Ended March 31, 1999:                       $      4,200       $         3,146        $     (4,396)      $      2,950
                                                         =============      ===============        ============       ============

For the Year Ended March 31, 1998:                       $      3,180       $         5,457        $     (4,437)      $      4,200
                                                         =============      ===============        ============       ============

                                                                             Reserve for Slow-Moving Inventories
                                                         ------------------------------------------------------------------------
                                                                              Additions
                                                          Balance at          Charged to                                Balance
                                                          Beginning           Costs and              Amounts            at End
(In thousands)                                             of Year             Expenses             Written-Off         of Year
                                                         -------------      ---------------        ------------      -------------
For the Year Ended March 31, 2000:                       $       9,291      $         1,010        $     (3,956)      $      6,345
                                                         =============      ===============        ============       ============

For the Year Ended March 31, 1999:                       $       9,098      $         1,831        $     (1,638)      $      9,291
                                                         =============      ===============        ============       ============

For the Year Ended March 31, 1998:                       $       3,070      $         8,133        $     (2,105)      $      9,098
                                                         =============      ===============        ============       ============



--------------------------------------------------------------------------------
52                                                     Image Entertainment, Inc.

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

                                IMAGE ENTERTAINMENT, INC.,
                                a California corporation


     Dated:  June 27, 2000      By:/s/ MARTIN W. GREENWALD
                                   -------------------------------------------
                                MARTIN W. GREENWALD,
                                Chairman of the Board, Chief Executive Officer,
                                President & Treasurer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Dated:  June 27, 2000      /s/ MARTIN W. GREENWALD
                                ------------------------------------------------
                                MARTIN W. GREENWALD,
                                Chairman of the Board, Chief Executive Officer,
                                President & Treasurer

     Dated:  June 27, 2000      /s/ JEFF M. FRAMER
                                ------------------------------------------------
                                JEFF M. FRAMER,
                                Chief Financial Officer (Principal Financial and
                                Accounting Officer)

     Dated:  June 27, 2000      /s/ STUART SEGALL
                                -----------------------------------------------
                                STUART SEGALL,
                                Vice President & Director

     Dated:  June 27, 2000      /s/ IRA EPSTEIN
                                -----------------------------------------------
                                IRA EPSTEIN,
                                Director

     Dated:  June 27, 2000      /s/ M. TREVENEN HUXLEY
                                -----------------------------------------------
                                M. TREVENEN HUXLEY,
                                Director




--------------------------------------------------------------------------------
Image Entertainment, Inc.                                                     53

________________________________________________________________________________
                                 EXHIBIT INDEX
________________________________________________________________________________

Exhibit No.    Description
-----------    -----------

 2.1 Asset Purchase Agreement, dated as of August 20, 1998, by and between Image Newco, Inc. and Ken Crane's Magnavox City, Inc. Filed as Exhibit 2.1 to the Company's Registration Statement on Form S-2 (No.333-65611), effective December 21, 1998, and incorporated by reference herein.

 2.1(a) First Amendment to Asset Purchase Agreement, dated as of October 3, 1998, by and between Image Newco, Inc. and Ken Crane's Magnavox City, Inc. Filed as Exhibit 2.2 to the Company's Registration Statement on Form S-2 (No.333-65611), effective December 21, 1998, and incorporated by reference herein.

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

 4.2 Convertible Subordinated Promissory Note, dated October 29, 1997, issued to Image Investors Co. pursuant to that certain Credit Agreement, dated as of September 29, 1997, by and between the Company and Image Investors Co. Filed as Exhibit 4.2 to the Company's Form 10-K for the fiscal year ended March 31, 1999, and incorporated by reference herein.

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

10.5 + The Company's 1998 Incentive Plan. Filed as Exhibit A to the Company's Notice of Annual Meeting and Proxy Statement dated July 29, 1998, and incorporated herein by this reference.

10.5(a) Form of Employee (Nonqualified) Stock Option Grant Agreement under the Company's 1998 Incentive Plan. Filed as Exhibit 10.5(a) to the Company's Form 10-K for the fiscal year ended March 31, 1999, and incorporated by reference herein.

10.6 + Eligible Director Non-Qualified Stock Option Agreement, dated as of July 22, 1998, between the Company and Stuart Segall. Filed as
               Exhibit 10.9 to the Company's Registration Statement on Form S-2 (No.333-65611), effective December 21, 1998, and incorporated by reference herein.

________________________________________________________________________________
Image Entertainment, Inc.                                                      i

10.7 + Eligible Director Non-Qualified Stock Option Agreement, dated as of September 17, 1998, between the Company and Mark Trevenen Huxley. Filed as Exhibit 10.10 to the Company's Registration Statement on Form S-2 (No.333-65611), effective December 21, 1998, and incorporated by reference herein.

10.8 + Form of Option Agreement, dated October 15, 1991, between the Company and Martin W. Greenwald. Filed as Exhibit 10.3 of the Company's 10-Q for the quarter ended September 30, 1991, and incorporated by reference herein.

10.9 + Form of Option granted August 13, 1992 by the Company to Cheryl Lee. Filed as Exhibit 10.12 of the Company's Form 10-K for the year ended March 31, 1994, and incorporated by reference herein.

10.10 + Form of Option granted May 19, 1994 to Jeff Framer, Cheryl Lee and David Borshell. Filed as Exhibit 10.24 to the Company's Form 10-K for the year ended March 31, 1994, and incorporated by reference herein.

10.11 + Form of Termination Agreement between the Company and each of Martin W. Greenwald, Cheryl Lee, Jeff Framer and David Borshell (relating to the termination of their former employment agreements). Filed as Exhibit 10.11 to the Company's Registration Statement on Form S-2 (No.333-65611), effective December 21, 1998, and incorporated by reference herein.

10.12 + Employment Agreement, dated as of July 1, 1998, between the Company and Martin W. Greenwald. Filed as Exhibit 10.12 to the Company's Registration Statement on Form S-2 (No.333-65611), effective December 21, 1998, and incorporated by reference herein.

10.13 + Employment Agreement, dated as of July 1, 1998, between the Company and David Borshell. Filed as Exhibit 10.15 to the Company's Registration Statement on Form S-2 (No.333-65611), effective December 21, 1998, and incorporated by reference herein.

10.14 + Employment Agreement, dated as of July 1, 1998, between the Company and Jeff Framer. Filed as Exhibit 10.14 to the Company's Registration Statement on Form S-2 (No.333-65611), effective December 21, 1998, and incorporated by reference herein.

10.15 + Employment Agreement, dated as of July 1, 1998, between the Company and Cheryl Lee. Filed as Exhibit 10.13 to the Company's Registration Statement on Form S-2 (No.333-65611), effective December 21, 1998, and incorporated by reference herein.

10.16 + Form of 1998 Performance Restricted Stock Unit Award Agreement (and related General Provisions), between the Company and each of Martin W. Greenwald, Cheryl Lee, Jeff Framer and David Borshell (appended as Exhibit A to Exhibits 10.12 through 10.15). Filed as
               Exhibit 10.16 to the Company's Registration Statement on Form S-2 (No.333-65611), effective December 21, 1998, and incorporated by reference herein.

10.17 + Form of 1999 Performance Restricted Stock Unit Award Agreement, dated as of July 1, 1999 (and related 1999 General Provisions), between the Company and each of Martin W. Greenwald, Cheryl Lee, Jeff Framer and David Borshell. Filed as Exhibit 10.1 to the Company's Form 10-Q for the quarter ended June 30, 1999, and incorporated by reference herein.

10.18 +* Form of Director Stock Unit Award Agreement, dated as of October 1, 1999, between the Company and each of Ira Epstein, M. Trevenen Huxley and Stuart Segall.

10.19 + Form of Indemnity Agreement between the Company and its directors and officers. Filed as Exhibit F of the Company's Proxy Statement dated September 5, 1989, and incorporated by reference herein.

________________________________________________________________________________
ii                                                     Image Entertainment, Inc.

10.20 Stock Purchase Agreement among the Company, Directors of the Company and various Buyers dated December 29, 1987. Filed as
               Exhibit 4.3 of the Company's Form 8-K dated December 29, 1987, and incorporated by reference herein.

10.20(a) Form of First Amendment, dated July 7, 1992, to the Stock Purchase Agreement among the Company, Directors of the Company and various Buyers dated December 29, 1987. Filed as Exhibit 10.5 of the Company's Form 10-Q for the quarter ended September 30, 1992, and incorporated by reference herein.

10.21 Stock Purchase Agreement among the Company, Directors of the Company and Image Investors Co. dated June 27, 1990. Filed as
               Exhibit 10.53 of the Company's Form 10-K for the year ended March 31, 1990. The Company and Image Investors Co. are parties to Stock Purchase Agreements dated July 14, 1988, November 30, 1988, January 11, 1989, February 14, 1989, May 10, 1989 and June 20,
               1990, which are virtually identical to this Exhibit except for the number of shares of Common Stock purchased, and incorporated by reference herein.

10.22 Stock Purchase Agreement between the Company and Image Investors Co. dated December 30, 1992, including Warrant. Filed as Exhibit
               10.6 of the Company's Form 10-Q for the quarter ended December 31, 1992, and incorporated by reference herein.

10.23 Standard Industrial Lease for 9333 Oso Avenue, Chatsworth, California, dated December 1, 1993 and effective April 1, 1994, between the Company and P&R Investment Company. Filed as Exhibit
               10.1 of the Company's Form 10-Q for the quarter ended December 31, 1993, and incorporated by reference herein.

10.23(a) First Amendment dated August 20, 1996 to Standard Industrial Lease for 9333 Oso Avenue, Chatsworth, California, dated December 1, 1993 and effective April 1, 1994, by and between the Company and P&R Investment Company. Filed as Exhibit 10.24(a) to the Company's Form 10-K for the fiscal year ended March 31, 1999, and incorporated by reference herein.

10.23(b) Second Amendment dated March 1, 1999 to Standard Industrial Lease for 9333 Oso Avenue, Chatsworth, California, dated December 1, 1993 and effective April 1, 1994, by and between the Company and P&R Investment Company. Filed as Exhibit 10.24(b) to the Company's Form 10-K for the fiscal year ended March 31, 1999, and incorporated by reference herein.

10.24 Standard Industrial Lease for 9349 Oso Avenue, Chatsworth, California, dated March 1, 1999 and effective May 1, 1990, between the Company and P&R Investment Company. Filed as Exhibit
               10.25 to the Company's Form 10-K for the fiscal year ended March 31, 1999, and incorporated by reference herein.

10.25 Business Loan Agreement between the Company and Bank of America National Trust and Savings Association dated March 10, 1997. Filed as Exhibit 10.23 to the Company's Form 10-K for the fiscal year ended March 31, 1998, and incorporated by reference herein.

10.25(a) Amendment No. 1 dated as of February 4, 1998 to Business Loan Agreement between the Company and Bank of America National Trust and Savings Association dated March 10, 1997. Filed as Exhibit 10.23(a) to the Company's Form 10-K for the fiscal year ended March 31, 1998, and incorporated by reference herein.

10.25(b) Amendment No. 2, dated as of June 29, 1998, to Business Loan Agreement, dated as of March 10, 1997, by and between the Company and Bank of America National Trust and Savings Association. Filed as Exhibit 10.3 to the Company's Form 10-Q for the quarter ended June 30, 1998, and incorporated by reference herein.

--------------------------------------------------------------------------------
Image Entertainment, Inc.                                                    iii

10.25(c) Amendment No. 3, dated as of November 3, 1999, to Business Loan Agreement, dated as of March 10, 1997, by and between the Company and Bank of America, NA, successor by merger to Bank of America National Trust and Savings Association. Filed as Exhibit 10.2 to the Company's Form 10-Q for the quarter ended September 30, 1999, and incorporated by reference herein.

10.26 Lease Intended as Security between the Company and BA Leasing & Capital Corporation dated March 19, 1997. Filed as Exhibit 10.24 to the Company's Form 10-K for the fiscal year ended March 31, 1998, and incorporated by reference herein.

10.26(a) (First) Amendment, dated March 19, 1997, to Lease Intended as Security between the Company and BA Leasing & Capital Corporation dated March 19, 1997. Filed as Exhibit 10.24(a) to the Company's Form 10-K for the fiscal year ended March 31, 1998, and incorporated by reference herein.

10.26(b) Second Amendment, dated February 8, 1998, to Lease Intended as Security between the Company and BA Leasing & Capital Corporation dated March 19, 1997. Filed as Exhibit 10.24(b) to the Company's Form 10-K for the fiscal year ended March 31, 1998, and incorporated by reference herein.

10.26(c) Third Amendment, dated September 25, 1998, to Lease Intended as Security between the Company and BA Leasing & Capital Corporation dated March 19, 1997. Filed as Exhibit 10.1 to the Company's Form 10-Q for the quarter ended September 30, 1998, and incorporated by reference herein.

10.27 Loan Agreement between the Company and Union Bank of California, N.A., dated as of December 17, 1996. Filed as Exhibit 10.20 of the Company's Form 10-K for the year ended March 31, 1997, and incorporated by reference herein.

10.27(a) Amendment No. 1, dated as of February 5, 1997, to Loan Agreement, dated as of December 17, 1996, by and between the Company and Union Bank of California, N.A. Filed as Exhibit 10.20.A of the Company's Form 10-K for the year ended March 31, 1997, and incorporated by reference herein.

10.27(b) Amendment No. 2, dated as of February 25, 1997, to Loan Agreement, dated as of December 17, 1996, by and between the Company and Union Bank of California, N.A. Filed as Exhibit 10.20.B of the Company's Form 10-K for the year ended March 31, 1997, and incorporated by reference herein.

10.27(c) Amendment No. 3, dated as of September 27, 1997, to Loan Agreement, dated as of December 17, 1996, by and between the Company and Union Bank of California, N.A. Filed as Exhibit 10.26(c) to the Company's Form 10-K for the fiscal year ended March 31, 1998, and incorporated by reference herein.

10.27(d) Amendment No. 4, dated as of October 31, 1997, to Loan Agreement, dated as of December 17, 1996, by and between the Company and Union Bank of California, N.A. Filed as Exhibit 10.26(d) to the Company's Form 10-K for the fiscal year ended March 31, 1998, and incorporated by reference herein.

10.27(e) Amendment No. 5, dated as of January 28, 1998, to Loan Agreement, dated as of December 17, 1996, by and between the Company and Union Bank of California, N.A. Filed as Exhibit 10.26(e) to the Company's Form 10-K for the fiscal year ended March 31, 1998, and incorporated by reference herein.

10.27(f) Amendment No. 6, dated as of June 18, 1998, to Loan Agreement, dated as of December 17, 1996, by and between the Company and Union Bank of California, N.A. Filed as Exhibit 10.26(f) to the Company's Form 10-K for the fiscal year ended March 31, 1998, and incorporated by reference herein.

10.27(g) Amendment No. 7, dated as of July 13, 1998, to Loan Agreement, dated as of December 17, 1996, by and between the Company and Union Bank of California, N.A. Filed as Exhibit 10.2 to the Company's Form 10-Q for the quarter ended June 30, 1998, and incorporated by reference herein.

________________________________________________________________________________
iv                                                     Image Entertainment, Inc.

10.27(h) Amendment No. 8, dated as of October 23, 1998, to Loan Agreement, dated as of December 17, 1996, by and between the Company and Union Bank of California, N.A. Filed as Exhibit 10.2 to the Company's Form 10-Q for the quarter ended September 30, 1998, and incorporated by reference herein.

10.28 Credit Agreement, dated as of September 29, 1997, by and between the Company and Image Investors Co. Filed as Exhibit 10.27 to the Company's Form 10-K for the fiscal year ended March 31, 1998, and incorporated by reference herein.

10.29 Loan and Security Agreement, dated as of December 28, 1998, by and between the Company and Foothill Capital Corporation, including Capital Expenditure Loan Note and Trademark Security Agreement. Filed as Exhibit 10.1 to the Company's Form 10-Q for the quarter ended December 31, 1998, and incorporated by reference herein.

10.29(a) Amendment No. 1, dated as of November 1, 1999, to Loan and Security Agreement, dated as of December 28, 1998, by and between the Company and Foothill Capital Corporation. Filed as Exhibit
               10.1 to the Company's Form 10-Q for the quarter ended September 30, 1999, and incorporated by reference herein.

10.29(b) Amendment No. 2, dated as of February 8, 2000, to Loan and Security Agreement, dated as of December 28, 1998, by and between the Company and Foothill Capital Corporation. Filed as Exhibit
               10.1 to the Company's Form 10-Q for the quarter ended December 31, 1999, and incorporated by reference herein.

10.30 Limited Liability Company Operating Agreement of Aviva International, LLC, dated as of June 21, 1999, by and between the Company and Michael Lopez. Filed as Exhibit 10.2 to the Company's Form 10-Q for the quarter ended June 30, 1999, and incorporated by reference herein.

10.30(a) *     First Amendment, dated as of April 28, 2000, to Limited Liability
               Company Operating Agreement of Aviva International, LLC, dated as of June 21, 1999, by and between the Company and Michael Lopez.

21 *           Subsidiaries of the Registrant.

23 *           Consent Letter of KPMG LLP, Independent Certified Public
               Accountants.

27 *           Financial Data Schedule Fiscal Year Ended March 31, 2000.

                    ______________________________________

                    * Exhibit(s) not previously filed with the Securities and Exchange Commission.
                    +  Management Contracts, Compensatory Plans or Arrangements.

--------------------------------------------------------------------------------
Image Entertainment, Inc.                                                      v