Form 10-Q
period 2000-06-30
IMAGE ENTERTAINMENT INC
filed 2000-08-08
CIK 216324

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For The Transition Period
         From ....................  To ....................

                         Commission File Number 0-11071

                                   ----------

                            IMAGE ENTERTAINMENT, INC.
             (Exact name of registrant as specified in its charter)

                                   ----------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

Number of shares outstanding of the registrant's common stock on August 1, 2000:
16,490,706

================================================================================

================================================================================
                         PART I - FINANCIAL INFORMATION
================================================================================


ITEM 1.  FINANCIAL STATEMENTS.


                            IMAGE ENTERTAINMENT, INC.

                           CONSOLIDATED BALANCE SHEETS

                        June 30, 2000 and March 31, 2000

--------------------------------------------------------------------------------

                                     ASSETS

(In thousands)                                          June 30,    March 31,
                                                          2000       2000
                                                        -------     -------
                                                      (unaudited)

Cash and cash equivalents                               $ 1,703     $ 1,532

Accounts receivable, net of allowances of
     $3,653 - June 30, 2000;
     $3,664 - March 31, 2000                             12,975      13,457

Inventories                                              18,989      17,881

Royalty and distribution fee advances                     9,402       8,868

Prepaid expenses and other assets                         2,473       2,576

Property, equipment and improvements, net of
     accumulated depreciation and amortization of
     $5,669 - June 30, 2000;
     $5,190 - March 31, 2000                             14,253      14,067

Goodwill, net of accumulated amortization of
     $742 - June 30, 2000;
     $614 - March 31, 2000                                6,887       7,014
                                                        -------     -------

                                                        $66,682     $65,395
                                                        =======     =======


           See accompanying notes to consolidated financial statements

                            IMAGE ENTERTAINMENT, INC.

                           CONSOLIDATED BALANCE SHEETS

                        June 30, 2000 and March 31, 2000

--------------------------------------------------------------------------------

                      LIABILITIES AND SHAREHOLDERS' EQUITY


(In thousands, except share data)                           June 30,    March 31,
                                                              2000        2000
                                                            --------    --------
                                                           (unaudited)
LIABILITIES:

Accounts payable and accrued liabilities                    $ 17,865    $ 15,606

Accrued royalties and distribution fees                        2,971       3,550

Revolving credit and term loan facility                        8,743      10,790

Real estate credit facility                                    3,133       3,176

Distribution equipment lease facility                          1,342       1,432

Equipment line of credit                                         257        --

Convertible subordinated note payable                          5,000       5,000
                                                            --------    --------

              Total liabilities                               39,311      39,554
                                                            --------    --------

SHAREHOLDERS' EQUITY:

Preferred stock, $1 par value, 3,366,000 shares
     authorized; none issued and outstanding                    --          --

Common stock, no par value, 30,000,000 shares authorized;
     16,491,000 and 16,462,000 issued and outstanding
     at June 30, 2000 and March 31, 2000, respectively        32,034      31,819

Additional paid-in capital                                     3,064       3,064

Accumulated deficit                                           (7,727)     (9,042)
                                                            --------    --------

              Net shareholders' equity                        27,371      25,841
                                                            --------    --------

                                                            $ 66,682    $ 65,395
                                                            ========    ========


           See accompanying notes to consolidated financial statements

                            IMAGE ENTERTAINMENT, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                For the Three Months Ended June 30, 2000 and 1999

--------------------------------------------------------------------------------



(In thousands, except per share data)                       2000         1999
                                                          --------     --------

NET REVENUES                                              $ 23,722     $ 18,020

OPERATING COSTS AND EXPENSES:
     Cost of sales                                          16,141       13,626
     Selling expenses                                        2,396        2,022
     General and administrative expenses                     2,259        1,873
     Amortization of production costs                          999        1,008
     Amortization of goodwill                                  127          124
                                                          --------     --------

                                                            21,922       18,653
                                                          --------     --------

OPERATING INCOME (LOSS)                                      1,800         (633)

OTHER EXPENSES (INCOME):
     Interest expense, net                                     430          320
     Other                                                      15         (239)
                                                          --------     --------

                                                               445           81
                                                          --------     --------

INCOME (LOSS) BEFORE INCOME TAXES                            1,355         (714)

INCOME TAX EXPENSE                                              40         --
                                                          --------     --------

NET INCOME (LOSS)                                         $  1,315     $   (714)
                                                          ========     ========

NET INCOME (LOSS) PER SHARE:
     Basic and diluted                                    $    .08     $   (.04)
                                                          ========     ========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
     Basic                                                  16,462       16,431
                                                          ========     ========
     Diluted                                                17,844       16,431
                                                          ========     ========


           See accompanying notes to consolidated financial statements

                            IMAGE ENTERTAINMENT, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                For the Three Months Ended June 30, 2000 and 1999

--------------------------------------------------------------------------------



(In thousands)                                                   2000      1999
                                                               -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)                                              $ 1,315    $  (714)

Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
     Amortization of production costs                              999      1,008
     Amortization of goodwill                                      127        124
     Depreciation and other amortization                           477        336
     Amortization of restricted stock units                         57         30
     Provision for slow-moving inventories                          60        261
     Provision for estimated doubtful accounts                     205       --
Changes in assets and liabilities associated with
  operating activities:
     Accounts receivable                                           277      2,955
     Inventories                                                  (852)      (287)
     Royalty and distribution fee advances, net                   (534)      (634)
     Production cost expenditures                               (1,314)    (1,231)
     Prepaid expenses and other assets                             103       (741)
     Accounts payable, accrued royalties and liabilities         1,838     (4,110)
                                                               -------    -------
         Net cash provided by (used in) operating activities     2,758     (3,003)
                                                               -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:

Net cash used in investing activities - Capital expenditures      (664)      (811)
                                                               -------    -------

           See accompanying notes to consolidated financial statements

                            IMAGE ENTERTAINMENT, INC.

                                   (UNAUDITED)

                For the Three Months Ended June 30, 2000 and 1999

--------------------------------------------------------------------------------



(In thousands)                                                   2000        1999
                                                               --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:

     Advances under revolving credit and term loan facility    $ 22,366    $ 24,095
     Advances under equipment line of credit                        257        --
     Repayment of advances under revolving credit and
       term loan facility                                       (24,413)    (20,643)
     Repayment of advances under real estate credit facility        (43)        (43)
     Repayment of note payable                                     --          (135)
     Principal payments under equipment lease facility              (90)        (83)
     Net proceeds from exercise of stock options                   --            33
     Other                                                         --           (52)
                                                               --------    --------
         Net cash (used in) provided by financing activities     (1,923)      3,172
                                                               --------    --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:               171        (642)
     Cash and cash equivalents at beginning of period             1,532       1,552
                                                               --------    --------
     Cash and cash equivalents at end of period                $  1,703    $    910
                                                               ========    ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the period for:
         Interest                                              $    445    $    300
                                                               ========    ========



SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:

On June 30, 2000 and 1999, the Company issued 28,674 and 11,407 shares of common stock to officers (net of shares withheld for payment of related income taxes), respectively, pursuant to restricted stock units which vested on June 30, 2000 and 1999. The Company increased common stock at June 30, 2000 and 1999 by approximately $215,000 and $76,000, respectively, representing the respective value of the total vested shares as of the grant dates less the value of shares withheld for payment of related income taxes as of the June 30, 2000 and June 30, 1999 vesting dates.


           See accompanying notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
--------------------------------------------------------------------------------

NOTE 1.  BASIS OF PRESENTATION.

The accompanying condensed consolidated financial statements include the accounts of Image Entertainment, Inc., its wholly-owned subsidiary DVDPlanet.com, Inc. (formerly known as "Image Newco, Inc." and doing business as "Ken Crane's DVD and Laserdisc Superstore," acquired January 1999) and the 50%-owned joint venture, Aviva International, LLC (formed in June 1999) (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Annual Report on Form 10-K of the Company for the year ended March 31, 2000. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2000, are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2001. The accompanying consolidated financial information for the three months ended June 30, 2000 and 1999 should be read in conjunction with the Financial Statements, the Notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K for the year ended March 31, 2000.

The preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. The significant areas requiring the use of management's estimates related to allowances for slow-moving inventories, doubtful accounts receivables, unrecouped royalty and distribution fee advances and sales returns. These estimates are based on management's knowledge of current events and actions management may undertake in the future, therefore, actual results may ultimately differ from management's estimates.

NOTE 2.  INVENTORIES.

Inventories at June 30, 2000 and March 31, 2000 are summarized as follows:

                                                        June 30,       March 31,
(In thousands)                                           2000            2000
                                                       --------        --------
DVD                                                    $ 13,735        $ 12,989
laserdisc                                                 4,439           5,710
other                                                       632             629
                                                       --------        --------
                                                         18,806          19,328
Reserve for slow-moving inventories:
DVD                                                        (826)           (767)
laserdisc and other                                      (4,205)         (5,578)
                                                       --------        --------
                                                         (5,031)         (6,345)
                                                       --------        --------
                                                         13,775          12,983
Production costs, net                                     5,214           4,898
                                                       --------        --------
                                                       $ 18,989        $ 17,881
                                                       ========        ========

Inventories consist primarily of finished product for sale and are stated at the lower of average cost or market.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
--------------------------------------------------------------------------------

Production costs are net of accumulated amortization of $6,739,000 and $6,701,000 at June 30, 2000 and March 31, 2000, respectively.

NOTE 3.  DEBT.

Revolving Credit and Term Loan Facility. At June 30, 2000, the Company had
---------------------------------------
$8,270,000 outstanding under its $15,000,000 revolving credit facility and $473,000 outstanding under its $500,000 term loan facility with Foothill Capital Corporation ("Foothill") and had borrowing availability of $5,661,000 under its revolving credit facility, net of amounts utilized for outstanding standby letters of credit. The Company has fully utilized its term loan facility. Borrowings under the revolving credit and term loan facility bear interest at prime plus 0.75% (10.25% at June 30, 2000). The term of the revolving credit and term loan facility ends December 28, 2001 but is renewable automatically thereafter for successive one-year periods.

At June 30, 2000, the Company had $700,000 of outstanding standby letters of credit issued by Foothill of which $150,000 expire on September 30, 2000, $250,000 expire on November 18, 2000 and $300,000 expire on June 30, 2001. These standby letters of credit secure trade payables due to program suppliers.

Real Estate Credit Facility. At June 30, 2000, $3,133,000 in borrowings were
---------------------------
outstanding under the revolving real estate credit facility with Bank of America National Trust and Savings Association in Nevada. Borrowings bear interest at LIBOR plus 2.25% (8.52% at June 30, 2000). The Company may repay and reborrow principal amounts provided the outstanding borrowings do not exceed the maximum commitment of $3,133,000 at June 30, 2000, reduced quarterly by $43,000. The credit facility expires on January 31, 2008.

Distribution Equipment Lease Facility. At June 30, 2000, $1,342,000 in
-------------------------------------
borrowings were outstanding under the distribution equipment lease facility with BankAmerica Leasing and Capital Corporation. Borrowings bear interest at a fixed rate of 7.719% and are repaid quarterly through October 1, 2003.

Equipment Line of Credit. On June 28, 2000, the Company entered into a Business
------------------------
Loan Agreement with Bank of America, N.A., in Nevada for an equipment line of credit of up to $1,000,000. The line is available for borrowing through August 30, 2001. Outstanding borrowings are to be repaid in 42 successive equal monthly installments beginning September 30, 2001 through the line's expiration on February 28, 2005. The Company has the option to borrow at prime plus 1.25% or LIBOR plus 2.50%, subject to a mininum borrowing requirement. Interest is payable monthly. Outstanding borrowings are secured by the related equipment purchased by the Company. The loan agreement contains the same covenants as the Company's other loan agreements with Bank of America. The Company had $257,000 outstanding under this line at June 30, 2000, bearing interest at prime plus 1.25% (10.75% at June 30, 2000).

Convertible Subordinated Note Payable. At June 30, 2000, the Company had
-------------------------------------
$5,000,000 outstanding under the convertible subordinated note payable, bearing interest at 8.0% and due September 29, 2002.

At June 30, 2000, the Company was in compliance with all financial and operating covenants under its debt agreements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
--------------------------------------------------------------------------------


NOTE 4.  NET INCOME (LOSS) PER SHARE.

The following presents a reconciliation of the numerators and denominators used in computing basic and diluted net income (loss) per share for the three months ended June 30, 2000 and 1999:


(In thousands, except per share data)                                  2000       1999
                                                                     --------   --------
Net income (loss) (basic numerator)                                  $  1,315   $   (714)
                                                                     ========   ========
Interest, net of taxes, on assumed conversion of dilutive security         97       --
                                                                     --------   --------
Net income (loss) (diluted numerator)                                $  1,412   $   (714)
                                                                     ========   ========
Weighted average common shares outstanding
     (basic denominator)                                               16,462     16,431
                                                                     ========   ========
Effect of dilutive securities                                           1,382       --
                                                                     --------   --------
Weighted average common shares outstanding
     (diluted denominator)                                             17,844     16,431
                                                                     ========   ========
Basic and diluted net income (loss) per share                        $    .08   $   (.04)
                                                                     ========   ========


Diluted net loss per share for the three months ended June 30, 1999 is based only on the weighted average number of common shares outstanding for the period as inclusion of common stock equivalents (outstanding common stock options and common stock underlying the convertible subordinated note payable totaling 2,553,000) would be antidilutive. Outstanding common stock options not included in the computation of diluted net income per share totaled 1,152,000 for the three months ended June 30, 2000 and were excluded because their exercise prices were greater than the average market price of the common stock for the period and the assumed exercise would be antidilutive.

NOTE 5.  SEGMENT INFORMATION.

In accordance with the requirements of SFAS No. 131, Disclosures about Segments of and Enterprises and Related Information, selected financial information regarding the Company's reportable business segments, domestic wholesale distribution, direct-to-consumer retail distribution (through DVDPlanet), and international wholesale distribution (through Aviva), are presented below. The largest business segment is domestic wholesale distribution of entertainment programming (primarily DVD). Management currently evaluates segment performance based primarily on net revenues, operating costs and expenses and income (loss) before income taxes. Interest income and expense is evaluated on a consolidated basis and not allocated to the Company's business segments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
--------------------------------------------------------------------------------


For the Three Months Ended June 30, 2000:

                                                                 2000
                               ----------------------------------------------------------------------------
                                  Domestic                    International
                                 Wholesale        Retail        Wholesale      Inter-segment
(In thousands)                 Distribution    Distribution    Distribution    Eliminations    Consolidated
                               ------------    ------------    ------------    ------------    ------------
NET REVENUES                       $ 21,992        $  3,377        $  1,408        $ (3,055)       $ 23,722
OPERATING COSTS AND EXPENSES         19,519           4,133           1,312          (3,042)         21,922
                                   --------        --------        --------        --------        --------
OPERATING INCOME (LOSS)               2,473            (756)             96             (13)          1,800
OTHER EXPENSES                          430             --              --               15             445
                                   --------        --------        --------        --------        --------
INCOME (LOSS) BEFORE
     INCOME TAXES                  $  2,043        $   (756)       $     96        $    (28)       $  1,355
                                   ========        ========        ========        ========        ========


For the Three Months Ended June 30, 1999:

                                                                 1999
                               ----------------------------------------------------------------------------
                                  Domestic                    International
                                 Wholesale        Retail        Wholesale      Inter-segment
(In thousands)                 Distribution    Distribution    Distribution    Eliminations    Consolidated
                               ------------    ------------    ------------    ------------    ------------
NET REVENUES                       $ 17,017        $  3,777        $   --          $ (2,774)       $ 18,020
OPERATING COSTS AND EXPENSES         17,217           4,161              80          (2,805)         18,653
                                   --------        --------        --------        --------        --------
OPERATING INCOME (LOSS)                (200)           (384)            (80)             31            (633)
OTHER EXPENSES (INCOME)                 121             --              --              (40)             81
                                   --------        --------        --------        --------        --------
INCOME (LOSS) BEFORE
     INCOME TAXES                  $   (321)       $   (384)       $    (80)       $     71        $   (714)
                                   ========        ========        ========        ========        ========


                                                                 As of
                                                        ------------------------
(In thousands)                                          June 30,       March 31,
                                                          2000           2000
                                                        --------       --------
Total Assets:
     Domestic wholesale distribution                    $ 61,775       $ 59,376
     Retail distribution                                   5,602          6,000
     International wholesale distribution                    553          1,264
     Inter-segment eliminations                           (1,248)        (1,245)
                                                        --------       --------
     Consolidated total assets                          $ 66,682       $ 65,395
                                                        ========       ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
         ---------------------------------------------------------------

GENERAL

         The Company is primarily engaged in the business of licensing and distributing DVD format entertainment programming in the home video market. The Company distributes programming for which it has exclusive distribution rights, and programming for which it does not have exclusive distribution rights. In addition to DVD, the Company distributes some of its exclusive titles in other home video formats such as laserdisc and VHS. The Company has begun to secure and exploit broadcast rights for certain of its exclusive titles. Broadcast rights may include television, cable, satellite, radio and Internet streaming.

         The Company's business strategy is to actively pursue, secure and exploit exclusive rights to entertainment programming in as many home video formats and broadcast mediums as possible, and in as many territories as possible, for the longest term possible. To this end, the Company has begun to expand its business and operations to become a content producer, with an emphasis on music programming. The Company's three reportable business segments are program licensing and production/domestic wholesale distribution, direct-to-consumer retail distribution and international wholesale distribution/broadcast rights exploitation.

         Program Licensing & Production/Domestic Wholesale Distribution Segment.
         ----------------------------------------------------------------------
The Company distributes entertainment programming on both an exclusive and nonexclusive basis. The exclusive product distributed by the Company (DVD and other formats) is typically produced, marketed and sold by the Company pursuant to an exclusive grant of rights -- typically a licensing arrangement but sometimes pursuant to an exclusive distribution agreement. The nonexclusive product distributed by the Company (mainly DVD format product) is purchased directly from suppliers in final, finished and packaged form.

         Direct-to-Consumer Retail Distribution Segment. The Company's
         ----------------------------------------------
direct-to-consumer retail distribution operations are conducted exclusively by the Company's wholly-owned subsidiary, DVDPlanet.com, Inc. DVDPlanet has been in operation since January 1999. DVDPlanet specializes in DVD software retailing through its www.DVDPlanet.com web site, and via mail order. DVDPlanet also owns and operates a DVD retail store in Westminster, California.

         International Wholesale Distribution/Broadcast Rights Exploitation
         ------------------------------------------------------------------
Segment. The Company's international wholesale distribution business, and its
-------
domestic and international broadcast rights exploitation activities, are conducted by the Company's exclusive sales agent, Aviva International LLC, a 50%-owned joint venture between the Company and home video veteran, Michael Lopez, formed in June 1999. The term of the joint venture currently runs through December 31, 2000, with an option to renew for additional successive two year periods upon mutual agreement of the Company and Lopez. Management believes that the parties will renew the joint venture when the initial term expires on December 31, 2000. Lopez serves as Manager of Aviva.

SEASONALITY AND VARIABILITY.

         The Company has generally experienced higher sales in the quarters ended December 31 and March 31 due to increased consumer spending associated with the year-end holidays and the home video release of many high profile, high budget summer theatrical releases. In addition to seasonality issues, other factors have contributed to variability in the Company's DVD net revenues on a quarterly basis. These factors include: (i) the popularity of titles then in release; (ii) the Company's licensing and distribution activities relating to new video programming; (iii) the extension, termination or non-renewal of existing license and distribution rights; (iv) the Company's marketing and promotional activities; and (v) general and economic changes affecting the buying habits of the Company's customers, particularly those changes affecting consumer demand for DVD hardware and software. Accordingly, the Company's revenues and results of operations may vary significantly from period to period, and the results of any one period may not be indicative of the results of any future periods.

         The accompanying consolidated financial information for the three months ended June 30, 2000 should be read in conjunction with the Financial Statements, the Notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K for the year ended March 31, 2000.

RESULTS OF OPERATIONS

The Three Months Ended June 30, 2000 Compared to the Three Months Ended June 30, 1999

         The following table presents consolidated net revenues by reportable business segment for the three months ended June 30, 2000 and 1999:

                                                        Three Months Ended
                                                             June 30,
                                                 -------------------------------
                                                     2000              1999             % Change
                                                 -------------    --------------      ------------
                                                        (in thousands)
         Net revenues:
         Domestic wholesale distribution         $      21,992    $       17,017              29.2%
         Retail distribution                             3,377             3,777             (10.6)
         International wholesale distribution            1,408              --                    *
         Inter-segment eliminations                     (3,055)           (2,774)                 *
                                                 -------------    --------------      ------------
         Consolidated                            $      23,722    $       18,020              31.6%
                                                 =============    ==============      ============

         ----------
         * not meaningful

         Consolidated net revenues for all segments for the June 2000 quarter increased 31.6% to $23,722,000 from $18,020,000 for the June 1999 quarter. This increase is a result of growing sales of DVD programming partially offset by declining laserdisc revenues. The Company experienced continued growth in its sales of DVD programming domestically and internationally driven by the Company's continued licensing of exclusive programming and the continued growth in DVD player-household penetration. Consolidated net revenues of DVD programming for the June 2000 quarter increased 54.3% to $22,017,000, or 92.8% of consolidated net revenues, from $14,269,000, or 79.2% of net revenues, for the June 1999 quarter. Approximately 64.3% of consolidated net revenues of DVD programming for the June 2000 quarter were derived from exclusively licensed or distributed programming as compared to 53.2% for the June 1999 quarter. Net revenues of VHS and CD programming for the June 2000 quarter were $1,317,000, or 5.6% of consolidated net revenues, as compared to $846,000, or 4.7% of consolidated net revenues for the June 1999 quarter. Net revenues of laserdisc programming for the June 2000 quarter were $388,000, or 1.6% of consolidated net revenues, as compared to $2,905,000, or 16.1% of consolidated net revenues for the June 1999 quarter.

         Net revenues for the Company's domestic wholesale distribution segment for the June 2000 quarter increased 29.2% to $21,992,000 from net revenues of $17,017,000 for the June 1999 quarter. In addition to positive market factors, the Company has continued to aggressively license DVD programming which has contributed to the Company's release of a greater number of new DVD programming. During the June 2000 quarter, the Company released 151 exclusive DVD titles, an 86.4% increase from 81 exclusive DVD titles released during the June 1999 quarter. Additionally as the household penetration of DVD players grows, sales of the Company's previously released exclusive DVD programming are expected to grow.

         Net revenues for the Company's retail distribution segment were $3,377,000 for the June 2000 quarter, down approximately 10.6% from $3,777,000 for the June 1999 quarter. Although comparative net revenues for DVDPlanet for the June 2000 quarter were down due to declining laserdisc sales, DVD sales were significantly higher. DVDPlanet's net revenues of DVD programming were up 51.0% to $3,076,000, or 91.1% of segment net revenues, for the June 2000 quarter from $2,037,000, or 53.9% of segment net revenues, for the June 1999 quarter. Net revenues of DVD programming via Internet/mail order increased 41.8% to $2,128,000 for the June 2000 quarter from $1,501,000 for the June 1999 quarter. Increased DVD Internet customer transactions contributed to the increase in DVD sales.

         Net revenues for the Company's international wholesale distribution segment for the June 2000 quarter were $1,408,000. There were no segment revenues recognized during the June 1999 quarter. This segment was formed in June 1999. Approximately $830,000, or 59%, of segment revenues was derived from international wholesale distribution of the Company's licensed DVD and VHS programming, either through local distribution or local licensees. Approximately $523,000, or 37%, of segment revenues was derived from international broadcast exploitation of the Company's licensed programming. Approximately $55,000, or 4%, of segment revenues was derived from domestic broadcast exploitation of the Company's licensed programming.

         The following tables present consolidated cost of sales by reportable business segment and as a percentage of related segment net revenues for the three months ended June 30, 2000 and 1999:

                                                        Three Months Ended
                                                             June 30,
                                                  ---------------------------
                                                     2000              1999
                                                  ----------         --------
                                                        (in thousands)
         Cost of sales:
         Domestic wholesale distribution          $   15,263         $ 13,325
         Retail distribution                           2,945            3,106
         International wholesale distribution            975             --
         Inter-segment eliminations                   (3,042)          (2,805)
                                                  ----------         --------
         Consolidated                             $   16,141         $ 13,626
                                                  ==========         ========

         As a percentage of segment net revenues:                                         % Change
                                                                                          --------
         Domestic wholesale distribution                69.4%            78.3%                (8.9)%
         Retail distribution                            87.2             82.2                  5.0
         International wholesale distribution           69.2             --                     *
                                                  ----------         --------              -------
         Consolidated                                   68.0%            75.6%                (7.6)%
                                                  ==========         ========              =======

         ----------
         * not meaningful

         Consolidated cost of sales for the June 2000 quarter was $16,141,000, or 68.0% of net revenues, compared to $13,626,000, or 75.6% of net revenues, for the June 1999 quarter. Accordingly, consolidated gross profit margin improved to 32.0% for the June 2000 quarter from 24.4% for the June 1999 quarter. The increase in gross profit margin primarily reflects the growth in the Company's exclusive DVD revenues, the continued shift in sales mix from exclusive laserdisc to higher profit margin exclusive DVD programming and lower DVD replication costs. The Company expects DVD replication costs to further decline in the near future.

         The Company's cost of sales, as a percentage of net revenues, can vary period to period depending upon the sales mix of higher-margin exclusive programming and lower-margin nonexclusive programming. The sales mix of exclusive and nonexclusive programming and the cost of sales within each category will vary with the availability of and the demand for new and catalogue exclusive and nonexclusive programming. The Company's cost of sales for exclusive programming will vary depending upon specific royalty rates or distribution fees paid to program suppliers and the cost of DVD replication. Additionally, the gross margins realized on exclusive international programming are generally lower than those realized domestically on like exclusive programming.

         The following tables present consolidated selling expenses by reportable business segment and as a percentage of related segment net revenues for the three months ended June 30, 2000 and 1999:

                                                        Three Months Ended
                                                             June 30,
                                                 -------------------------------
                                                     2000              1999              % Change
                                                 -------------    --------------      -------------
                                                              (in thousands)
         Selling expenses:
         Domestic wholesale distribution         $       1,423    $        1,348                5.6%
         Retail distribution                               706               615               14.8
         International wholesale distribution              267                59              352.5
                                                 -------------    --------------      -------------
         Consolidated                            $       2,396    $        2,022               18.5%
                                                 =============    ==============      =============

         As a percentage of segment net revenues:
         Domestic wholesale distribution                   6.5%              7.9%              (1.4)%
         Retail distribution                              20.9              16.3                4.6
         International wholesale distribution             19.0                 *                  *
                                                 -------------    --------------      -------------
         Consolidated                                     10.1%             11.2%              (1.1)%
                                                 =============    ==============      =============

         ---------
         * not meaningful

         Consolidated selling expenses for the June 2000 quarter increased 18.5% to $2,396,000 from $2,022,000 for the June 1999 quarter. As a percentage of consolidated net revenues, consolidated selling expenses for the June 2000 quarter decreased to 10.1% from 11.2% for the June 1999 quarter. The decrease in consolidated selling expenses as a percentage of consolidated net revenues is primarily due to the significant increase in comparative quarterly revenues for the periods. The increase in selling expenses in absolute dollars for the June 2000 quarter was primarily due to the selling activities of the international wholesale distribution segment. The segment was formed in the year-ago quarter.

         Selling expenses for the domestic wholesale distribution segment were up 5.6% to $1,423,000 for the June 2000 quarter from $1,348,000 for the June 1999 quarter. However, as a percentage of segment net revenues, selling expenses for the June 2000 quarter were down 1.4% to 6.5% from 7.9% for the June 1999 quarter. The 5.6% increase in absolute dollar selling expenses results primarily from higher personnel costs.

         Selling expenses for the retail distribution segment increased 14.8% to $706,000 for the June 2000 quarter from $615,000 for the June 1999. As a percentage of segment net revenues, selling expenses for the June 2000 quarter were up 4.6% to 20.9% from 16.3% for the June 1999 quarter. The 14.8% increase in absolute dollar selling expenses were primarily due to higher personnel costs (higher by $202,000) offset, in part, by lower net freight expenses (lower by $78,000).

         Selling expenses for the international wholesale distribution segment increased to $267,000, or 19.0% of segment net sales, for the June 2000 quarter from $59,000 for the June 1999 quarter primarily due to increased international advertising and promotional expenditures during the June 2000 quarter compared to the June 1999 quarter. The Company will continue to incur advertising and promotional expenditures for its internationally exploited titles at a higher percentage of net revenues as compared to its domestic wholesale distribution segment to increase international brand awareness.

         The following tables present consolidated general and administrative expenses by reportable business segment and as a percentage of related segment net revenues for the three months ended June 30, 2000 and 1999:

                                                        Three Months Ended
                                                             June 30,
                                                 -------------------------------
                                                      2000             1999             % Change
                                                 -------------    --------------      -------------
                                                         (in thousands)
         General and administrative expenses:
         Domestic wholesale distribution         $       1,834    $        1,536               19.4%
         Retail distribution                               355               315               12.7
         International wholesale distribution               70                22              218.2
                                                 -------------    --------------      -------------
         Consolidated                            $       2,259    $        1,873               20.6%
                                                 =============    ==============      =============

         As a percentage of segment net revenues:
         Domestic wholesale distribution                   8.3%              9.0%              (0.7)%
         Retail distribution                              10.5               8.3                2.2
         International wholesale distribution              5.0                 *                  *
                                                 -------------    --------------      -------------
         Consolidated                                      9.5%             10.4%              (0.9)%
                                                 =============    ==============      =============

         ----------
         * not meaningful

         Consolidated general and administrative expenses for the June 2000 quarter increased 20.6% to $2,259,000 from $1,873,000 for the June 1999 quarter. The increase in consolidated general and administrative expenses in absolute dollars for the June 2000 quarter was primarily due to an increase in the domestic wholesale distribution segment's general and administrative expenses. As a percentage of consolidated net revenues, consolidated general and administrative expenses for the June 2000 quarter decreased to 9.5% from 10.4% for the June 1999 quarter. The decrease in consolidated general and administrative expenses as a percentage of consolidated net revenues is primarily due to the significant increase in comparative quarterly revenues for the periods.

         General and administrative expenses for the domestic wholesale distribution segment for the June 2000 quarter were up 19.4% to $1,834,000 from $1,536,000 for the June 1999 quarter. However, as a percentage of segment net revenues, general and administrative expenses for the June 2000 quarter were down 0.7% to 8.3% from 9.0% for the June 1999 quarter. The 19.4% increase in absolute dollar general and administrative expenses for the June 2000 quarter results primarily from higher personnel costs, including performance-based bonuses and amortization of restricted stock units, (higher by $190,000) and a higher provision for uncollectible accounts receivable (higher by $180,000).

         General and administrative expenses for the retail distribution segment increased 12.7% to $355,000 for the June 2000 quarter from $315,000 for the June 1999 quarter. As a percentage of segment net revenues, general and administrative expenses for the June 2000 quarter were up 2.2% to 10.5% from 8.3% for the June 1999 quarter. The increase in absolute dollar general and administrative expenses was primarily due to higher depreciation expense for the June 2000 quarter.

         General and administrative expenses for the international wholesale distribution segment increased to $70,000, or 5.0% of segment net revenues, for the June 2000 quarter from $22,000 for the June 1999 quarter representing primarily international travel related expenses.

         Amortization of production costs for the June 2000 quarter decreased 0.9% to $999,000, or 4.2% of consolidated net revenues, from $1,008,000, or 5.6% of consolidated net revenues, for the June 1999 quarter.

         Goodwill amortization for the June 2000 quarter was $127,000, or 0.5% of consolidated net revenues compared with $124,000, or 0.7% of consolidated net revenues for the June 1999 quarter.

         Interest expense, net of interest income, for the June 2000 quarter increased 34.4% to $430,000 from $320,000 for the June 1999 quarter. The increase is attributable primarily to higher weighted average debt and interest rate levels during the June 2000 quarter as compared to the June 1999 quarter.

         Other expense for the June 2000 quarter was $15,000 consisting of the minority interest in the Aviva joint venture. Other income for the June 1999 quarter of $239,000 consists primarily of a $190,000 litigation settlement and approximately $40,000 of minority interest in the Aviva joint venture.

         Income tax expense of $40,000 for the June 2000 quarter reflects an estimated consolidated effective tax rate of approximately 3%. The effective tax rate is lower than the statutory rate due to utilization of net operating loss carryforwards for Federal and state income tax purposes. The effective tax rate is subject to on going review by management on a regular basis. The Company did not record an income tax expense for the June 1999 quarter due to the consolidated net loss.

         Consolidated net income for the June 2000 quarter was $1,315,000, or $.08 per basic and diluted share, as compared to a consolidated net loss of $714,000, or $.04 per basic and diluted share, for the June 1999 quarter.

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

Sources and Uses of Working Capital, Three Months Ended June 30, 2000 and 1999.
-------------------------------------------------------------------------------
         Net cash provided by operating activities for the three months ended June 30, 2000 was $2,758,000 compared to net cash used in operating activities of $3,003,000 for the comparable June 1999 period. The two major factors contributing to the significant increase in net cash provided by operating activities for the June 2000 quarter are as follows: the June 2000 quarter provided net income of $1,315,000 compared to a net loss of $714,000 for the June 1999 quarter and the June 2000 quarter had a higher comparative quarter-end level of accounts payable, accrued royalties and liabilities than the June 1999 quarter as a result of comparatively increased DVD inventory purchases.

         Investing activities consisted primarily of capital expenditures. Such amounts aggregated $664,000 and $811,000 during the 2000 and 1999 three-month periods, respectively. For both the 2000 and 1999 periods, the Company incurred capital expenditures primarily for its Nevada warehouse and distribution facility.

         Net cash used in financing activities for the three months ended June 30, 2000 was $1,923,000 compared to net cash provided by financing activities for the three months ended June 30, 1999 of $3,172,000. The decrease is primarily due to net repayment of interest-bearing debt during the June 2000 quarter compared to net borrowings during the June 1999 quarter.

Financing Activities.
---------------------
         Revolving Credit and Term Loan Facility. At June 30, 2000, the Company
         ---------------------------------------
had $8,270,000 outstanding under its $15,000,000 revolving credit facility and $473,000 outstanding under its $500,000 term loan facility with Foothill Capital Corporation ("Foothill") and had borrowing availability of $5,661,000 under its revolving credit facility, net of amounts utilized for outstanding standby letters of credit. The Company has fully utilized its term loan facility. Borrowings under the revolving credit and term loan facility bear interest at prime plus 0.75% (10.25% at June 30, 2000). The term of the revolving credit and term loan facility ends December 28, 2001 but is renewable automatically thereafter for successive one-year periods.

         Real Estate Credit Facility. At June 30, 2000, $3,133,000 in borrowings
         ---------------------------
were outstanding under the revolving real estate credit facility with Bank of America National Trust and Savings Association in Nevada. Borrowings bear interest at LIBOR plus 2.25% (8.52% at June 30, 2000). The Company may repay and reborrow principal amounts provided the outstanding borrowings do not exceed the maximum commitment of $3,133,000 at June 30, 2000, reduced quarterly by $43,000. The credit facility expires January 31, 2008.

         Distribution Equipment Lease Facility. At June 30, 2000, $1,342,000 in
         -------------------------------------
borrowings were outstanding under the distribution equipment lease facility with BankAmerica Leasing and Capital Corporation. Borrowings bear interest at a fixed rate of 7.719% and are repaid quarterly through October 1, 2003.

         Equipment Line of Credit. On June 28, 2000, the Company entered into a
         ------------------------
Business Loan Agreement with Bank of America, N.A., in Nevada for an equipment line of credit of up to $1,000,000. The line is available for borrowing through August 30, 2001. Outstanding borrowings are to be repaid in 42 successive equal monthly installments beginning September 30, 2001 through the line's expiration on February 28, 2005. The Company has the option to borrow at prime plus 1.25% or LIBOR plus 2.50%, subject to a minimum borrowing requirement. Interest is payable monthly. Outstanding borrowings are secured by the related equipment purchased by the Company. The loan agreement contains the same covenants as the Company's other loan agreements with Bank of America. The Company had $257,000 outstanding under this line at June 30, 2000, bearing interest at prime plus 1.25% (10.75% at June 30, 2000). As of July 5, 2000, the outstanding balance under the line bears interest at the LIBOR plus 2.5% option (9.5% at July 5, 2000).

         Convertible Subordinated Note Payable. At June 30, 2000, the Company
         -------------------------------------
had $5,000,000 outstanding under the convertible subordinated note payable, bearing interest at 8.0% and due September 29, 2002.

Other Obligations.
------------------
         At June 30, 2000, the Company had future license obligations for royalty advances, minimum guarantees and other fees of $7,106,000 due during the remainder of fiscal 2001 and $255,000 due during fiscal 2002. These advances and guarantees are recoupable against royalties and distribution fees earned (in connection with Company revenues) by the licensors and program suppliers, respectively. Depending upon the competition for license and exclusive distribution rights, the Company may have to pay increased advances, guarantees and/or royalty rates in order to acquire or retain such rights in the future.

         At June 30, 2000, the Company had $700,000 of outstanding standby letters of credit issued by Foothill of which $150,000 expire on September 30, 2000, $250,000 expire on November 18, 2000 and $300,000 expire on June 30, 2001.
These letters of credit secure trade payables due program suppliers.

Other Items.
------------
         In May 2000, the Company entered into escrow to sell approximately 4.7 acres of land in Las Vegas, Nevada (the remaining unsold acreage adjacent to the Company's 8.4 acre warehouse and distribution facility site) to a real estate developer for expected net proceeds of $1,400,000. The buyer exercised its right to extend escrow from 45 days to 75 days for a non-refundable deposit. The escrow is expected to close in August 2000. There can be no assurance that the escrow will close and that the ultimate sale will occur.

         In June 2000, the court approved the Company's settlement agreement of an adversary proceeding filed by One Stop Recovery LLC, as Trustee for AEC One Stop, Inc. in connection with the Chapter 11 bankruptcy of Alliance relating to certain alleged preferential transfers. The Company has recorded a $300,000 settlement charge including estimated legal fees as a component of general and administrative expenses in the consolidated statement of operations during the fiscal year ended March 31, 2000. The Company paid the settlement in July 2000.

Summary.
--------
         Management believes that its projected cash flows from operations, borrowing availability under its lender revolving lines of credit, cash on hand and trade credit will provide the necessary capital to meet its projected cash requirements for at least the next 12 months. However, any projections of future cash needs and cash flows are subject to substantial uncertainty. If cash flows to be generated from operations, future borrowing availability under its lender revolving lines of credit and future cash on hand are insufficient to satisfy the Company's continuing licensing and acquisition of exclusive DVD programming which require significant advance royalty or distribution fee payments, the Company will need to seek additional debt and/or equity financing. Failure to obtain this additional financing could significantly restrict the Company's growth plans. There can be no assurance that additional financing will be available in amounts or on terms acceptable to the Company, if at all.

FORWARD-LOOKING STATEMENTS

         Forward-looking statements, within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, are contained throughout this Form 10-Q. Such statements are based on the beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. When used in this report, the words "anticipate," "believe," "estimate," "may," "plan," "expect" and similar expressions, variations of such terms or the negative of such terms as they relate to the Company or its management are intended to identify such forward-looking statements and should not be regarded as a representation by the Company, its management or any other person that the future events, plans or expectations contemplated by the Company will be achieved. Such statements are based on management's current expectations and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, the Company's actual results, performance or achievements could differ materially from those expressed in, or implied by, any such forward-looking statements. The Company has made forward-looking statements in this Form 10-Q concerning, among other things: (1) growth in the Company's previously released exclusive DVD programming as the household penetration of DVD players grows; (2) lower DVD replication costs in the near future; (3) increasing international brand awareness through increased advertising and promotional expenditures; and
(4) the date the escrow will close and that an ultimate sale of Las Vegas land will occur. These statements are only predictions. Actual events or results may differ materially as a result of risks facing the Company. These risks include, but are not limited to: (1) customer and consumer tastes and preferences for the Company's domestic and international entertainment programming; (2) then-existing capacity at DVD replication vendors; and (3) the ultimate suitability of the Las Vegas property to the intended buyer. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements. Unless otherwise required by law, the Company disclaims any obligation to update any such factors or to announce publicly the result of any revisions to any of the forward-looking statements contained in this and other Securities and Exchange Commission filings of the Company to reflect future events or developments.

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

INTEREST RATE FLUCTUATIONS. Approximately $12.1 million of the Company's outstanding borrowings are subject to changes in interest rates; however, the Company does not use derivatives to manage this risk. This exposure is linked to the prime rate and LIBOR. The Company believes that moderate changes in the prime rate or LIBOR would not materially affect the operating results or financial condition of the Company. For example, a 1% change in interest rates would result in an approximate $121,000 annual impact on pretax income (loss) based upon those outstanding borrowings at June 30, 2000.

FOREIGN EXCHANGE RATE FLUCTUATIONS. Approximately $419,000 of the Company's accounts receivable related to international distribution and denominated in foreign currencies is subject to foreign exchange rate risk in the future. The Company distributes certain of its licensed DVD and videotape programming (for which the Company has international distribution rights) internationally through international sub-distributors. Additionally, the Company exploits international broadcast rights to its licensed entertainment programming. The Company believes that moderate changes in foreign exchange rates will not materially affect the operating results or financial condition of the Company. For example, a 10% change in exchange rates would result in an approximate $42,000 impact on pretax income (loss) based upon those outstanding receivables at June 30, 2000.

               REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------

         The condensed consolidated financial statements as of June 30, 2000 and for the three-month periods ended June 30, 2000 and 1999 in this Form 10-Q have been reviewed by KPMG LLP, independent certified public accountants, in accordance with established professional standards and procedures for such a review.

         The report of KPMG LLP commenting upon their review follows.

                       INDEPENDENT AUDITORS' REVIEW REPORT
                       -----------------------------------


The Board of Directors and Shareholders
Image Entertainment, Inc.:

We have reviewed the condensed consolidated balance sheet of Image Entertainment, Inc. and subsidiary as of June 30, 2000, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended June 30, 2000 and 1999. These condensed consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Image Entertainment, Inc. and subsidiary as of March 31, 2000, and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended; and in our report dated May 26, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of March 31, 2000, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                                               /s/ KPMG LLP

Los Angeles, California
July 21, 2000

================================================================================
                           PART II - OTHER INFORMATION
================================================================================

ITEM 1.  LEGAL PROCEEDINGS.
         ------------------
         Not Applicable.


ITEM 2.  CHANGES IN SECURITIES.
         ----------------------
         Not Applicable.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.
         --------------------------------
         Not Applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
         ----------------------------------------------------
         Not Applicable.


ITEM 5.  OTHER INFORMATION.
         ------------------
         Not Applicable.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
         ---------------------------------

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

                                        IMAGE ENTERTAINMENT, INC.



Date:     August 8, 2000                By:  /s/ MARTIN W. GREENWALD
                                             -----------------------
                                             Martin W. Greenwald
                                             Chairman of the Board,
                                             Chief Executive Officer,
                                             President and Treasurer



Date:     August 8, 2000                By:  /s/ JEFF M. FRAMER
                                             -----------------------
                                             Jeff M. Framer
                                             Chief Financial Officer

================================================================================
                                EXHIBIT INDEX
================================================================================

Exhibit No.  Description
-----------  -----------
10.1 *       Intercreditor Agreement between Bank of America, N.A. and Foothill
             Capital Corporation dated June 28, 2000.

10.2 *       Business Loan Agreement between the Company and Bank of America,
             N.A. dated June 28, 2000.

15 *         Consent Letter of KPMG LLP, Independent Certified Public
             Accountants.

27 *         Financial Data Schedule as of and for the Three Months Ended
             June 30, 2000.
----------
*            Exhibit(s) not previously filed with the Securities and Exchange Commission.
+            Management Contracts, Compensatory Plans or Arrangements.