Form 10-Q
period 2000-09-30
IMAGE ENTERTAINMENT INC
filed 2000-11-13
CIK 216324

================================================================================

                                United States
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549
                           -----------------------

                                   FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934 For The Quarterly Period Ended September 30, 2000

                                      OR

[_]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 For The Transition Period From .................
      To ....................

                        Commission File Number 0-11071
                            -----------------------

                           IMAGE ENTERTAINMENT, INC.
            (Exact name of registrant as specified in its charter)
                            -----------------------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ( x ) NO ( )

Number of shares outstanding of the registrant's common stock on November 6, 2000: 16,292,706

================================================================================

                        PART I - FINANCIAL INFORMATION
                       =================================



ITEM 1.  Financial Statements.
         --------------------


                           IMAGE ENTERTAINMENT, INC.

                          CONSOLIDATED BALANCE SHEETS

                     September 30, 2000 and March 31, 2000

----------------------------------------------------------------------------------------

                                    ASSETS

(In thousands)                                      September 30, 2000    March 31, 2000
                                                    -------------------   --------------
                                                        (unaudited)

Cash and cash equivalents                                      $ 1,203           $ 1,532

Accounts receivable, net of allowances of
  $4,366 - September 30, 2000;
  $3,664 - March 31, 2000                                       17,792            13,457

Inventories                                                     19,066            17,881

Royalty and distribution fee advances                           11,113             8,868

Prepaid expenses and other assets                                2,732             2,576

Property, equipment and improvements, net of
  accumulated depreciation and amortization of
  $6,171 - September 30, 2000;
  $5,190 - March 31, 2000                                       13,961            14,067

Goodwill, net of accumulated amortization of
  $869 - September 30, 2000;
  $614 - March 31, 2000                                          6,760             7,014
                                                               -------           -------

                                                               $72,627           $65,395
                                                               =======           =======


          See accompanying notes to consolidated financial statements

                           IMAGE ENTERTAINMENT, INC.

                          CONSOLIDATED BALANCE SHEETS

                     September 30, 2000 and March 31, 2000

----------------------------------------------------------------------------------------------------

                      LIABILITIES AND SHAREHOLDERS' EQUITY


(In thousands, except share data)                              September 30, 2000    March 31, 2000
                                                               -------------------   ---------------
                                                                   (unaudited)
LIABILITIES:

Accounts payable and accrued liabilities                                  $20,376           $15,606

Accrued royalties and distribution fees                                     4,257             3,550

Revolving credit and term loan facility                                     9,540            10,790

Real estate credit facility                                                 3,090             3,176

Distribution equipment lease facility                                       1,250             1,432

Equipment line of credit                                                      411                --

Convertible subordinated note payable                                       5,000             5,000
                                                                          -------           -------

       Total liabilities                                                   43,924            39,554
                                                                          -------           -------

SHAREHOLDERS' EQUITY:

Preferred stock, $1 par value, 3,366,000 shares
  authorized; none issued and outstanding                                      --                --

Common stock, no par value, 30,000,000 shares authorized;
  16,384,000 and 16,462,000 issued and outstanding
  at September 30, 2000 and March 31, 2000, respectively                   31,613            31,819

Additional paid-in capital                                                  3,064             3,064

Accumulated deficit                                                        (5,974)           (9,042)
                                                                          -------           -------

       Net shareholders' equity                                            28,703            25,841
                                                                          -------           -------

                                                                          $72,627           $65,395
                                                                          =======           =======



          See accompanying notes to consolidated financial statements

                           IMAGE ENTERTAINMENT, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

             For the Three Months Ended September 30, 2000 and 1999

--------------------------------------------------------------------------------


(In thousands, except per share data)        2000      1999
                                           -------    -------
NET REVENUES                               $25,368    $17,817

OPERATING COSTS AND EXPENSES:
  Cost of sales                             17,118     13,267
  Selling expenses                           2,848      2,190
  General and administrative expenses        2,323      1,906
  Amortization of production costs           1,203        856
  Amortization of goodwill                     127        125
                                           -------    -------

                                            23,619     18,344
                                           -------    -------

OPERATING INCOME (LOSS)                      1,749       (527)

OTHER EXPENSES (INCOME):
  Interest expense, net                        419        402
  Other                                       (478)       (87)
                                           -------    -------

                                               (59)       315
                                           -------    -------

INCOME (LOSS) BEFORE INCOME TAXES            1,808       (842)

INCOME TAX EXPENSE                              55         --
                                           -------    -------

NET INCOME (LOSS)                          $ 1,753    $  (842)
                                           =======    =======

NET INCOME (LOSS) PER SHARE:
  Basic                                    $   .11    $  (.05)
  Diluted                                  $   .10    $  (.05)
                                           =======    =======

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING:
  Basic                                     16,479     16,457
                                           =======    =======
  Diluted                                   17,876     16,457
                                           =======    =======




          See accompanying notes to consolidated financial statements

                           IMAGE ENTERTAINMENT, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

              For the Six Months Ended September 30, 2000 and 1999

--------------------------------------------------------------------------------

(In thousands, except per share data)         2000       1999
                                           -------    -------

NET REVENUES                               $49,090    $35,837

OPERATING COSTS AND EXPENSES:
  Cost of sales                             33,259     26,893
  Selling expenses                           5,245      4,212
  General and administrative expenses        4,582      3,779
  Amortization of production costs           2,202      1,864
  Amortization of goodwill                     254        249
                                           -------    -------

                                            45,542     36,997
                                           -------    -------

OPERATING INCOME (LOSS)                      3,548     (1,160)

OTHER EXPENSES (INCOME):
  Interest expense, net                        849        722
  Other                                       (464)      (326)
                                           -------    -------

                                               385        396
                                           -------    -------

INCOME (LOSS) BEFORE INCOME TAXES            3,163     (1,556)

INCOME TAX EXPENSE                              95         --
                                           -------    -------

NET INCOME (LOSS)                          $ 3,068    $(1,556)
                                           =======    =======

NET INCOME (LOSS) PER SHARE:
  Basic                                    $   .19    $  (.09)
  Diluted                                  $   .18    $  (.09)
                                           =======    =======

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING:
  Basic                                     16,469     16,444
                                           =======    =======
  Diluted                                   17,860     16,444
                                           =======    =======



          See accompanying notes to consolidated financial statements

                           IMAGE ENTERTAINMENT, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

              For the Six Months Ended September 30, 2000 and 1999



-------------------------------------------------------------------------------



(In thousands)                                                 2000       1999
                                                             -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)                                            $ 3,068    $(1,556)

Adjustments to reconcile net income (loss)
  to net cash provided by (used in) operating activities:
  Amortization of production costs                             2,202      1,864
  Amortization of goodwill                                       254        249
  Depreciation and other amortization                            981        790
  Amortization of restricted stock units                         130         85
  Provision for slow-moving inventories                          120        464
  Provision for estimated doubtful accounts                      442         --
  Gain on sale of land                                          (499)        --
Changes in assets and liabilities associated
  with operating activities:
  Accounts receivable                                         (4,777)     1,607
  Inventories                                                   (428)     1,345
  Royalty and distribution fee advances, net                  (2,245)    (2,507)
  Production cost expenditures                                (3,079)    (2,649)
  Prepaid expenses and other assets                             (156)      (836)
  Accounts payable, accrued royalties and liabilities          5,562     (4,235)
                                                             -------    -------

     Net cash provided by (used in) operating activities       1,575     (5,379)
                                                             -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures                                          (1,775)    (1,231)
Net proceeds from sale of land                                 1,399         --
                                                             -------    -------
                                                                (376)    (1,231)
                                                             -------    -------





          See accompanying notes to consolidated financial statements

                           IMAGE ENTERTAINMENT, INC.

                                  (unaudited)

              For the Six Months Ended September 30, 2000 and 1999

------------------------------------------------------------------------------------
(In thousands)                                                   2000        1999
                                                               --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Advances under revolving credit and term loan facility       $ 43,517    $ 42,317
  Advances under equipment line of credit                           411          --
  Repayment of advances under revolving credit and
    term loan facility                                          (44,767)    (36,125)
  Repayment of advances under real estate credit facility           (86)        (86)
  Repayment of note payable                                          --        (135)
  Principal payments under equipment lease facility                (182)       (168)
  Repurchase of common stock                                       (421)         --
  Net proceeds from exercise of stock options                        --          33
  Other                                                              --         (52)
                                                               --------    --------

     Net cash (used in) provided by financing activities         (1,528)      5,784
                                                               --------    --------

NET DECREASE IN CASH AND CASH EQUIVALENTS:                         (329)       (826)

  Cash and cash equivalents at beginning of period                1,532       1,552
                                                               --------    --------

  Cash and cash equivalents at end of period                   $  1,203    $    726
                                                               ========    ========

SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION:

  Cash paid during the period for:
     Interest                                                  $    860    $    634
                                                               ========    ========

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:

On June 30, 2000 and 1999, the Company issued 28,674 and 11,407 shares of common stock, respectively, to officers (net of shares withheld for payment of related income taxes) in connection with the vesting of restricted stock units. The Company increased common stock at June 30, 2000 and 1999 by approximately $215,000 and $76,000, respectively, representing the value of the total vested shares as of the respective grant dates less the value of shares withheld for payment of related income taxes on the vesting dates.



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

The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Annual Report on Form 10-K of the Company for the year ended March 31, 2000. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three and six months ended September 30, 2000, are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2001. The accompanying consolidated financial information for the three and six months ended September 30, 2000 and 1999 should be read in conjunction with the Financial Statements, the Notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K for the year ended March 31, 2000.

The preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. The significant areas requiring the use of management's estimates are related to allowances for slow-moving inventories, doubtful accounts receivables, unrecouped royalty and distribution fee advances and sales returns. These estimates are based on management's knowledge of current events and actions management may undertake in the future, therefore, actual results may ultimately differ from management's estimates.

Note 2.      Inventories.

Inventories at September 30, 2000 and March 31, 2000 are summarized as follows:

                                            September 30,    March 31,
  (In thousands)                                2000           2000
                                            -------------    ---------
  DVD                                             $13,401      $12,989
  laserdisc                                         3,754        5,710
  other                                               718          629
                                                  -------      -------
                                                   17,873       19,328
  Reserve for slow-moving inventories:
  DVD                                                (826)        (767)
  laserdisc and other                              (3,756)      (5,578)
                                                  -------      -------
                                                   (4,582)      (6,345)
                                                  -------      -------
                                                   13,291       12,983
  Production costs, net                             5,775        4,898
                                                  -------      -------
                                                  $19,066      $17,881
                                                  =======      =======

Inventories consist primarily of finished product for sale and are stated at the lower of average cost or market.

Production costs are net of accumulated amortization of $7,942,000 and $6,701,000 at September 30, 2000 and March 31, 2000, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
________________________________________________________________________________

Note 3.  Debt.

Revolving Credit and Term Loan Facility.  At September 30, 2000, the Company had
---------------------------------------
$9,093,000 outstanding under its $15,000,000 revolving credit facility and $447,000 outstanding under its $500,000 term loan facility with Foothill Capital Corporation ("Foothill") and had borrowing availability of $5,207,000 under its revolving credit facility, net of amounts utilized for outstanding standby letters of credit. The Company has fully utilized its borrowing availability under its term loan facility. Borrowings under the revolving credit and term loan facility bear interest at prime plus 0.75% (10.25% at September 30, 2000). The term of the revolving credit and term loan facility ends December 28, 2001 but is renewable automatically thereafter for successive one-year periods.

At September 30, 2000, the Company had $700,000 of outstanding standby letters of credit issued by Foothill of which $250,000 expire on November 18, 2000, $300,000 expire on June 30, 2001 and $150,000 expire on September 30, 2001. These standby letters of credit secure trade payables due to program suppliers.

Real Estate Credit Facility.  At September 30, 2000, $3,090,000 in borrowings
---------------------------
were outstanding under the revolving real estate credit facility with Bank of America National Trust and Savings Association in Nevada. Borrowings bear interest at LIBOR plus 2.25% (8.99% at September 30, 2000). The Company may repay and reborrow principal amounts provided the outstanding borrowings do not exceed the maximum commitment of $3,090,000 at September 30, 2000, reduced quarterly by $43,000. The credit facility expires on January 31, 2008.

Distribution Equipment Lease Facility.  At September 30, 2000, $1,250,000 in
-------------------------------------
borrowings were outstanding under the distribution equipment lease facility with BankAmerica Leasing and Capital Corporation. Borrowings bear interest at a fixed rate of 7.719% and are repaid quarterly through October 1, 2003.

Equipment Line of Credit.  On June 28, 2000, the Company entered into a Business
------------------------
Loan Agreement with Bank of America, N.A. in Nevada for an equipment line of credit of up to $1,000,000. The line is available for borrowing through August 30, 2001. Outstanding borrowings are to be repaid in 42 successive equal monthly installments beginning September 30, 2001 through the line's expiration on February 28, 2005. The Company has the option to borrow at prime plus 1.25% or LIBOR plus 2.50%, subject to a minimum borrowing requirement. Interest is payable monthly. Outstanding borrowings are secured by the related equipment purchased by the Company. The loan agreement contains the same covenants as the Company's other loan agreements with Bank of America. The Company had $411,000 outstanding under this line at September 30, 2000, $257,000 bearing interest at LIBOR plus 2.50% (9.50% at September 30, 2000) and $154,000 bearing interest at prime plus 1.25% (10.75% at September 30, 2000).

Convertible Subordinated Note Payable.  At September 30, 2000, the Company had
-------------------------------------
$5,000,000 outstanding under the convertible subordinated note payable, bearing interest at 8.0% and due September 29, 2002.

At September 30, 2000, the Company was in compliance with all financial and operating covenants under its debt agreements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
________________________________________________________________________________

Note 4.  Net Income (Loss) per Share.

The following presents a reconciliation of the numerators and denominators used in computing basic and diluted net income (loss) per share for the three and six months ended September 30, 2000 and 1999:

                                           Three months     Three months     Six months       Six months
                                               ended           ended            ended           ended
                                           September 30,   September 30,    September 30,   September 30,
(In thousands, except per share data)           2000            1999             2000            1999
                                          --------------   --------------   -------------   --------------
Net income (loss) (basic numerator)           $ 1,753         $  (842)         $ 3,068         $(1,556)
                                              =======         =======          =======         =======

Interest, net of taxes, on assumed
   conversion of dilutive security                 97              --              195              --
                                              -------         -------          -------         -------

Net income (loss) (diluted numerator)         $ 1,850         $  (842)         $ 3,263         $(1,556)
                                              =======         =======          =======         =======

Weighted average common shares
   outstanding(basic denominator)              16,479          16,457           16,469          16,444
                                              =======         =======          =======         =======

Effect of dilutive securities                   1,397              --            1,391              --
                                              -------         -------          -------         -------

Weighted average common shares
    outstanding(diluted denominator)           17,876          16,457           17,860          16,444
                                              =======         =======          =======         =======

Net income (loss) per share
   Basic                                      $   .11         $  (.05)         $   .19         $  (.09)
   Diluted                                    $   .10         $  (.05)         $   .18         $  (.09)
                                              =======         =======          =======         =======

Diluted net loss per share for the three and six months ended September 30, 1999 is based only on the weighted average number of common shares outstanding for the period as inclusion of common stock equivalents (outstanding common stock options and common stock underlying the convertible subordinated note payable totaling 2,553,000) would be antidilutive. Outstanding common stock options not included in the computation of diluted net income per share totaled 1,140,000 for the three and six months ended September 30, 2000 and were excluded because their exercise prices were greater than the average market price of the common stock for the period and the assumed exercise would be antidilutive.

Note 5.  Sale of Land.

In August 2000, the Company closed escrow for the sale (to a real estate developer) of the remaining approximate 4.7 acres of vacant land adjacent to the Company's 8.4 acre warehouse and distribution facility site in Las Vegas, Nevada for net proceeds of approximately $1,399,000. The resulting pretax gain on sale of $499,000 was recorded as other income in the accompanying consolidated statements of operations for the three and six months ended September 30, 2000.

Note 6.  Segment Information.

In accordance with the requirements of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, selected financial information regarding the Company's reportable business segments, program licensing and production/domestic wholesale distribution, direct-to-consumer retail distribution (through DVDPlanet), and international wholesale distribution/broadcast rights exploitation (through Aviva), are presented below. The largest business segment is domestic wholesale distribution of entertainment programming (primarily DVD). Management currently evaluates segment performance based primarily on net revenues, operating costs and expenses and income

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
________________________________________________________________________________

(loss) before income taxes. Interest income and expense is evaluated on a consolidated basis and not allocated to the Company's business segments.

For the Three Months Ended September 30, 2000:

                                                                                           2000
                                                    ------------------------------------------------------------------------------
                                                     Domestic                       International
                                                     Wholesale         Retail         Wholesale      Inter-segment
(In thousands)                                      Distribution    Distribution    Distribution      Eliminations     Consolidated
                                                    ------------    ------------    -------------    -------------    ------------

NET REVENUES                                             $23,567          $3,648           $1,336          $(3,183)        $25,368
OPERATING COSTS AND EXPENSES                              21,033           4,374            1,393           (3,181)         23,619
                                                         -------          ------           ------          -------         -------
OPERATING INCOME (LOSS)                                    2,534            (726)             (57)              (2)          1,749
OTHER EXPENSES (INCOME)                                      (80)             --               --               21             (59)
                                                         -------          ------           ------          -------         -------
INCOME (LOSS) BEFORE
 INCOME TAXES                                            $ 2,614          $ (726)          $  (57)         $   (23)        $ 1,808
                                                         =======          ======           ======          =======         =======

For the Three Months Ended September 30, 1999:

                                                                                          1999
                                                    ------------------------------------------------------------------------------
                                                     Domestic                       International
                                                     Wholesale         Retail        Wholesale       Inter-segment
(In thousands)                                      Distribution    Distribution    Distribution     Eliminations     Consolidated
                                                    ------------    ------------    -------------    -------------    ------------
NET REVENUES                                             $17,242          $3,449           $   --          $(2,874)        $17,817
OPERATING COSTS AND EXPENSES                              16,672           4,299              174           (2,801)         18,344
                                                         -------          ------           ------          -------         -------
OPERATING INCOME (LOSS)                                      570            (850)            (174)             (73)           (527)
OTHER EXPENSES (INCOME)                                      402              --               --              (87)            315
                                                         -------          ------           ------          -------         -------
INCOME (LOSS) BEFORE
 INCOME TAXES                                            $   168          $ (850)          $ (174)         $    14         $  (842)
                                                         =======          ======           ======          =======         =======


For the Six Months Ended September 30, 2000:

                                                                                        2000
                                            ---------------------------------------------------------------------------------------
                                                     Domestic                         International
                                                     Wholesale         Retail          Wholesale       Inter-segment
(In thousands)                                     Distribution     Distribution      Distribution     Eliminations     Consolidated
                                            -------------------    --------------     -------------    -------------    ------------

NET REVENUES                                        $45,559               $ 7,025          $ 2,744          $(6,238)        $49,090
OPERATING COSTS AND EXPENSES                         40,553                 8,507            2,705           (6,223)         45,542
                                                    -------               -------          -------          -------         -------
OPERATING INCOME (LOSS)                               5,006                (1,482)              39              (15)          3,548
OTHER EXPENSES                                          350                    --               --               35             385
                                                    -------               -------          -------          -------         -------
INCOME (LOSS) BEFORE
 INCOME TAXES                                       $ 4,656               $(1,482)         $    39          $   (50)        $ 3,163
                                                    =======               =======          =======          =======         =======

For the Six Months Ended September 30, 1999:

                                                                                      1999
                                                -----------------------------------------------------------------------------------
                                                  Domestic                           International
                                                  Wholesale            Retail          Wholesale       Inter-segment
(In thousands)                                   Distribution       Distribution      Distribution     Eliminations     Consolidated
                                                ---------------    --------------    -------------    -------------    ------------
NET REVENUES                                         $34,259              $ 7,226          $    --          $(5,648)        $35,837
OPERATING COSTS AND EXPENSES                          33,890                8,459              254           (5,606)         36,997
                                                     -------              -------          -------          -------         -------
OPERATING INCOME (LOSS)                                  369               (1,233)            (254)             (42)         (1,160)
OTHER EXPENSES (INCOME)                                  523                   --               --             (127)            396
                                                     -------              -------          -------          -------         -------
INCOME (LOSS) BEFORE
 INCOME TAXES                                        $  (154)             $(1,233)         $  (254)         $    85         $(1,556)
                                                     =======              =======          =======          =======         =======

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
________________________________________________________________________________

                                                                        As of
                                                       -------------------------------------
(In thousands)                                         September  30, 2000    March 31, 2000
                                                       -------------------    --------------
Total Assets:
 Domestic wholesale distribution                                $66,120          $59,376
 Retail distribution                                              4,754            6,000
 International wholesale distribution                             3,145            1,264
 Inter-segment eliminations                                      (1,392)          (1,245)
                                                          -------------          -------
 Consolidated total assets                                      $72,627          $65,395
                                                          =============          =======

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
of Operations.
-------------

General

     The Company is primarily engaged in the business of licensing and distributing DVD format entertainment programming in the home video market. The Company distributes programming for which it has exclusive distribution rights, and other programming for which it does not have exclusive distribution rights. The Company also distributes some of its exclusive titles in other home video formats such as VHS and to a lesser degree laserdisc. The Company has begun to secure and exploit broadcast rights for certain of its exclusive titles. Broadcast rights may include television, cable, satellite, radio and Internet streaming.

     The Company's business strategy is to actively pursue, secure and exploit exclusive rights to entertainment programming in as many home video formats and broadcast mediums as possible, in as many territories as possible, and for the longest term possible. To this end, the Company has begun to expand its business and operations to become a content producer, with an emphasis on music programming. The Company's three reportable business segments are program licensing and production/domestic wholesale distribution, direct-to-consumer retail distribution and international wholesale distribution/broadcast rights exploitation.

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

     Direct-to-Consumer Retail Distribution Segment.  The Company's direct-to-
     ----------------------------------------------
consumer retail distribution operations are conducted exclusively by the Company's wholly-owned subsidiary, DVDPlanet.com, Inc. DVDPlanet was acquired in January 1999. DVDPlanet specializes in DVD software retailing through its www.DVDPlanet.com web site and via mail order. DVDPlanet also owns and operates a DVD retail store in Westminster, California.

     International Wholesale Distribution/Broadcast Rights Exploitation Segment.
     --------------------------------------------------------------------------
The Company's international wholesale distribution business, and its domestic and international broadcast rights exploitation activities, are conducted by the Company's exclusive sales agent, Aviva International LLC, a 50%-owned joint venture between the Company and home video veteran, Michael Lopez, formed in June 1999. The term of the joint venture currently runs through December 31, 2000, with an option to renew for additional successive two year periods upon mutual agreement of the Company and Mr. Lopez. It is the parties intention to renew the joint venture when the initial term expires on December 31, 2000. Mr. Lopez serves as Manager of Aviva.

Seasonality and Variability.

     The Company has generally experienced higher sales in the quarters ended December 31 and March 31 due to increased consumer spending associated with the year-end holidays. In addition to seasonality issues, other factors have contributed to variability in the Company's DVD net revenues on a quarterly basis. These factors include: (i) wholesale customer and retail consumer demand for the Company's exclusively distributed programming then in release; (ii) the Company's licensing and distribution activities relating to new exclusive video programming; (iii) the extension, termination or non-renewal of existing license and distribution rights; (iv) the Company's marketing and promotional activities; and (v) general and economic changes affecting the buying habits of the Company's customers, particularly those changes affecting consumer demand for DVD hardware and software. Accordingly, the Company's revenues and results of operations may vary significantly from period to period, and the results of any one period may not be indicative of the results of any future periods.

     The accompanying consolidated financial information for the three and six months ended September 30, 2000 should be read in conjunction with the Financial Statements, the Notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K for the year ended March 31, 2000.

Results of Operations

The Three Months Ended September 30, 2000 Compared to The Three Months Ended September 30, 1999

     The following table presents consolidated net revenues by reportable business segment for the three months ended September 30, 2000 and 1999:


                                             Three months ended
                                                September 30,
                                          ------------------------
                                           2000             1999    % Change
                                          -------          -------    --------
                                               (in thousands)
Net revenues:
Domestic wholesale distribution           $23,567          $17,242        36.7%
Retail distribution                         3,648            3,449         5.8
International wholesale distribution        1,336               --           *
Inter-segment eliminations                 (3,183)          (2,874)          *
                                          -------          -------        ----
Consolidated                              $25,368          $17,817        42.4%
                                          =======          =======        ====

_____________________________
* not meaningful

     Consolidated net revenues for all segments for the September 2000 quarter increased 42.4% to $25,368,000 from $17,817,000 for the September 1999 quarter. The September 2000 quarter's net revenues included approximately $4,000,000 from a successful sales re-promotion program targeting certain previously released theatrical DVD titles. The Company has other sales re-promotion programs planned for the balance of the fiscal year, although none will be as extensive in terms of revenues as this quarter's re-promotion program. Rapid growth in the worldwide DVD player installed household base and the Company's licensing efforts have contributed to the growth in the Company's domestic and international DVD revenues.

     Consolidated net revenues of DVD programming for the September 2000 quarter increased 71.1% to $24,038,000, or 94.8% of consolidated net revenues, from $14,047,000, or 78.9% of net revenues, for the September 1999 quarter. Approximately 71.8% of consolidated net revenues of DVD programming for the September 2000 quarter was derived from exclusively licensed or distributed programming as compared to 63.2% for the September 1999 quarter. Net revenues of VHS and CD programming for the September 2000 quarter were $842,000, or 3.3% of consolidated net revenues, as compared to $628,000, or 3.5% of consolidated net revenues for the September 1999 quarter. Net revenues of laserdisc programming for the September 2000 quarter were $488,000, or 1.9% of consolidated net revenues, as compared to $3,142,000, or 17.6% of consolidated net revenues for the September 1999 quarter.

     Net revenues for the Company's domestic wholesale distribution segment for the September 2000 quarter increased 36.7% to $23,567,000 from net revenues of $17,242,000 for the September 1999 quarter, due to the aforementioned factors above. During the September 2000 quarter, the Company released 162 exclusive DVD titles domestically, a 14.9% increase from 141 exclusive DVD titles released during the September 1999 quarter. The Company anticipates that worldwide household penetration of DVD players will continue to grow and positively impact the Company's DVD revenues.

     The Company's retail distribution segment, DVDPlanet, experienced continued growth in its DVD revenues. DVD revenues increased 54.1% to $3,377,000, or 92.6% of segment net revenues, for the September 2000 quarter from $2,192,000, or 63.6% of segment net revenues, for the September 1999 quarter. Net revenues of DVD programming via Internet/mail order increased 49.2% to $2,401,000 for the September 2000 quarter from $1,609,000 for the September 1999 quarter. Overall net revenues for DVDPlanet for the September 2000 quarter increased 5.8% to $3,648,000 from $3,449,000 for the September 1999 quarter. The September 1999 quarter included laserdisc revenues of approximately $1.3 million compared to only $271,000 for the September 2000 quarter. This anticipated decline contributed to a reduction in overall segment net revenue growth for the September 2000 quarter.

     Net revenues for the Company's international wholesale distribution segment for the September 2000 quarter were $1,336,000, the second full quarter of revenue generating operations. There were no segment revenues recognized during the September 1999 quarter. This segment was formed in June 1999. Approximately $871,000, or 65% of segment revenues, was derived from international wholesale distribution of the Company's licensed DVD and VHS programming, either through local sub-distribution or local sub-licensees. Approximately $337,000, or 25% of segment revenues, was derived from international broadcast exploitation of the Company's licensed programming. Approximately $128,000, or 10% of segment revenues, was derived from domestic broadcast exploitation of the Company's licensed programming.

     The following tables present consolidated cost of sales by reportable business segment and as a percentage of related segment net revenues for the three months ended September 30, 2000 and 1999:


                                                          Three Months Ended
                                                             September 30,
                                                          -------------------
                                                            2000       1999
                                                           -------    -------
                                                            (in thousands)
Cost of sales:
Domestic wholesale distribution                            $16,296    $13,103
Retail distribution                                          3,154      2,965
International wholesale distribution                           849         --
Inter-segment eliminations                                  (3,181)    (2,801)
                                                           -------    -------
Consolidated                                               $17,118    $13,267
                                                           =======    =======

As a percentage of segment net revenues:                                          % Change
                                                                                   -------
Domestic wholesale distribution                               69.1%      76.0%       (6.9)%
Retail distribution                                           86.5       86.0          0.5
International wholesale distribution                          63.5         --            *
                                                           -------    -------      -------
Consolidated                                                  67.5%      74.5%       (7.0)%
                                                           =======    =======      =======

___________________________
* not meaningful

     Consolidated cost of sales for the September 2000 quarter was $17,118,000, or 67.5% of net revenues, compared to $13,267,000, or 74.5% of net revenues, for the September 1999 quarter. Consolidated gross profit margin improved to 32.5% for the September 2000 quarter from 25.5% for the September 1999 quarter. The increase in gross profit margin primarily reflects the growth in the Company's exclusive DVD revenues, the continued shift in sales mix from exclusive laserdisc to higher profit margin exclusive DVD programming and lower DVD replication costs. The Company anticipates that DVD replication costs will further decline in the near future.

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

     The following tables present consolidated selling expenses by reportable business segment and as a percentage of related segment net revenues for the three months ended September 30, 2000 and 1999:

                                                     Three months ended
                                                        September 30,
                                                   ----------------------
                                                    2000             1999      % Change
                                                   ------           -----      --------
                                                       (in thousands)
     Selling expenses:
     Domestic wholesale distribution               $1,786           $1,172        52.4%
     Retail distribution                              717              887       (19.2)
     International wholesale distribution             345              131       163.4
                                                   ------           ------       -----
     Consolidated                                  $2,848           $2,190        30.0%
                                                   ======           ======       =====

     As a percentage of segment net revenues:
     Domestic wholesale distribution                  7.6%             6.8%        0.8%
     Retail distribution                             19.7             25.7        (6.0)
     International wholesale distribution            25.8                *           *
                                                   ------           ------       -----
     Consolidated                                    11.2%            12.3%      (1.1)%
                                                   ======           ======       =====

     --------------------
     * not meaningful

     Consolidated selling expenses for the September 2000 quarter increased 30.0% to $2,848,000 from $2,190,000 for the September 1999 quarter. As a percentage of consolidated net revenues, consolidated selling expenses for the September 2000 quarter decreased to 11.2% from 12.3% for the September 1999 quarter. The decrease in consolidated selling expenses as a percentage of consolidated net revenues is primarily due to the significant increase in comparative quarterly revenues for the periods as well as certain one-time DVDPlanet promotional expenditures incurred during the September 1999 quarter. The increase in selling expenses in absolute dollars for the September 2000 quarter was also due to the increased promotional and advertising expenditures for the domestic and international wholesale distribution segments in the September 2000 quarter.

     Selling expenses for the domestic wholesale distribution segment were up 52.4% to $1,786,000 for the September 2000 quarter from $1,172,000 for the September 1999 quarter. As a percentage of segment net revenues, selling expenses for the September 2000 quarter were 7.6%, up from 6.8% for the September 1999 quarter. The Company increased its promotional and advertising expenditures during the September 2000 quarter over that of the September 1999 quarter by approximately $284,000. The Company advertised and promoted its first theatrical release PHISH: BITTERSWEET MOTEL during the quarter as well as its exclusive music-related DVD programming. The Company expects to continue to increase its promotional and advertising activities during the second half of the fiscal year over that of comparative prior periods. Additionally, increased comparative quarterly revenues contributed to higher comparative net freight-out expenditures for the September 2000 quarter (higher by $218,000).

     Selling expenses for the retail distribution segment decreased 19.2% to $717,000 for the September 2000 quarter from $887,000 for the September 1999.
As a percentage of segment net revenues, selling expenses for the September 2000 quarter were 19.7%, down from 25.7% for the September 1999 quarter. The 19.2% decrease in absolute dollar selling expenses were primarily due to the September 1999 quarter's one-time charge of approximately $366,000 in connection with a RCA brand national DVD hardware/software promotion. Exclusive of this charge, the segment's selling expenses as a percentage of segment net revenues for the September 2000 quarter were higher than the September 1999 quarter by 4.6%. The September 2000 quarter had increased personnel costs (higher by $171,000) compared to the September 1999 quarter as a result of increased sales and customer service staff and annual raises.

     The following tables present consolidated general and administrative expenses by reportable business segment and as a percentage of related segment net revenues for the three months ended September 30, 2000 and 1999:

                                                      Three months ended
                                                         September 30,
                                                   -----------------------
                                                    2000             1999     % Change
                                                   ------           ------    --------
                                                       (in thousands)
     General and administrative expenses:
     Domestic wholesale distribution               $1,883           $1,541        22.2%
     Retail distribution                              376              322        16.8
     International wholesale distribution              64               43        48.8
                                                   ------           ------       -----
     Consolidated                                  $2,323           $1,906        21.9%
                                                   ======           ======       =====

     As a percentage of segment net revenues:
     Domestic wholesale distribution                  8.0%             8.9%      (0.9)%
     Retail distribution                             10.3              9.3         1.0
     International wholesale distribution             4.8                *           *
                                                   ------           ------       -----
     Consolidated                                     9.2%            10.7%      (1.5)%
                                                   ======           ======       =====

     --------------------
     * not meaningful

     Consolidated general and administrative expenses for the September 2000 quarter increased 21.9% to $2,323,000 from $1,906,000 for the September 1999 quarter. The increase in consolidated general and administrative expenses in absolute dollars for the September 2000 quarter was primarily due to an increase in the domestic wholesale distribution segment's general and administrative expenses. As a percentage of consolidated net revenues, consolidated general and administrative expenses for the September 2000 quarter decreased to 9.2% from 10.7% for the September 1999 quarter. The decrease in consolidated general and administrative expenses as a percentage of consolidated net revenues is primarily due to the significant increase in comparative quarterly revenues for the periods.

     General and administrative expenses for the domestic wholesale distribution segment for the September 2000 quarter were up 22.2% to $1,883,000 from $1,541,000 for the September 1999 quarter. However, as a percentage of segment net revenues, general and administrative expenses for the September 2000 quarter were 8.0%, down from 8.9% for the September 1999 quarter. The 22.2% increase in absolute dollar general and administrative expenses for the September 2000 quarter results primarily from a higher provision for potential uncollectible accounts receivables to allow for, among other factors, the financial risk of e-commerce sector customers (higher by $234,000). Additionally, the September 2000 quarter included increased personnel costs, including annual raises, performance-based bonuses and amortization of restricted stock units (higher by $132,000).

     General and administrative expenses for the retail distribution segment increased 16.8% to $376,000 for the September 2000 quarter from $322,000 for the September 1999 quarter. As a percentage of segment net revenues, general and administrative expenses for the September 2000 quarter were 10.3%, up from 9.3% for the September 1999 quarter. The increase in absolute dollar general and administrative expenses was primarily due to higher depreciation expense for the September 2000 quarter related to expansion of computer systems.

     Amortization of production costs for the September 2000 quarter increased 40.5% to $1,203,000, or 4.7% of consolidated net revenues, from $856,000, or 4.8% of consolidated net revenues, for the September 1999 quarter. This increase is a result of the increased number of exclusively licensed programs (versions for both domestic and international distribution) placed into production during the period as compared to the prior period.

     Interest expense, net of interest income, for the September 2000 quarter increased 4.2% to $419,000 from $402,000 for the September 1999 quarter. The increase is attributable primarily to higher weighted average debt and interest rate levels during the September 2000 quarter as compared to the September 1999 quarter.

     Other income for the September 2000 quarter was $478,000 consisting of a gain on sale of land of $499,000, net of the minority interest expense from the Aviva joint venture of $21,000. Other income for the September 1999 quarter of $87,000 consists primarily of minority interest in the Aviva joint venture.

     Income tax expense of $55,000 for the September 2000 quarter reflects an estimated consolidated effective tax rate of approximately 3.0%. The effective tax rate is lower than the statutory rate due to utilization of net operating loss carryforwards for Federal and state income tax purposes. The effective tax rate is subject to on going review by management on a regular basis. The Company did not record an income tax expense for the September 1999 quarter due to the consolidated net loss.

     Consolidated net income for the September 2000 quarter was $1,753,000, or $.10 per diluted share, as compared to a consolidated net loss of $842,000, or $.05 per diluted share, for the September 1999 quarter.

The Six Months Ended September 30, 2000 Compared to The Six Months Ended September 30, 1999

     The following table presents consolidated net revenues by reportable business segment for the six months ended September 30, 2000 and 1999:


                                                     Six months ended
                                                       September 30,
                                               ---------------------------
                                                 2000                1999      % Change
                                               -------             -------     --------
                                                      (in thousands)
     Net revenues:
     Domestic wholesale distribution           $45,559             $34,259        33.0%
     Retail distribution                         7,025               7,226        (2.8)
     International wholesale distribution        2,744                  --           *
     Inter-segment eliminations                 (6,238)             (5,648)          *
                                               -------             -------        ----
     Consolidated                              $49,090             $35,837        37.0%
                                               =======             =======        ====

     --------------------
     * not meaningful

     Consolidated net revenues for all segments for the six months ended September 30, 2000 increased 37.0% to $49,090,000 from $35,837,000 for the six months ended September 30, 1999. This increase is a result of growing sales of DVD programming partially offset by declining laserdisc revenues. The Company experienced continued growth in its sales of DVD programming domestically and internationally driven by the Company's anticipated continued licensing of exclusive programming and the continued growth in DVD player-household penetration.

     Consolidated net revenues of DVD programming for the six months ended September 30, 2000 increased 62.7% to $46,063,000, or 93.8% of consolidated net revenues, from $28,316,000, or 79.0% of net revenues, for the six months ended September 30, 1999. Approximately 68.3% of consolidated net revenues of DVD programming for the six months ended September 30, 2000 were derived from exclusively licensed or distributed programming as compared to 58.4% for the six months ended September 30, 1999. Net revenues of VHS and CD programming for the six months ended September 30, 2000 were $2,150,000, or 4.4% of consolidated net revenues, as compared to $1,474,000, or 4.1% of consolidated net revenues for the six months ended September 30, 1999. Net revenues of laserdisc programming for the six months ended September 30, 2000 were $877,000, or 1.8% of consolidated net revenues, as compared to $6,047,000, or 16.9% of consolidated net revenues, for the six months ended September 30, 1999.

     Net revenues for the Company's domestic wholesale distribution segment for the six months ended September 30, 2000 increased 33.0% to $45,559,000 from net revenues of $34,259,000 for the six months ended September 30, 1999 due to the aforementioned factors. During the six months ended September 30, 2000, the Company released 313 exclusive DVD titles domestically, a 41.0% increase from 222 exclusive DVD titles released during the six months ended September 30, 1999.

     Net revenues of DVD programming for the Company's retail distribution segment were up 52.6% to $6,453,000, or 91.9% of segment net revenues, for the six months ended September 30, 2000 from $4,229,000, or 58.5% of segment net revenues, for the six months ended September 30, 1999. Net revenues of DVD programming via Internet/mail order increased 45.7% to $4,529,000 for the six months ended September 30, 2000 from $3,109,000 for the six months ended September 30, 1999. Overall net revenues for DVDPlanet for the six months ended September 30, 2000 decreased 2.8% to $7,025,000 from $7,226,000 for the six months ended September 30, 1999. Although comparative net revenues for DVDPlanet for the six months ended September 30, 2000 were down due to anticipated declining laserdisc sales, DVD sales were significantly higher.

     Net revenues for the Company's international wholesale distribution segment for the six months ended September 30, 2000 were $2,744,000. There were no segment revenues recognized during the six months ended September 30, 1999.
This segment was formed in June 1999. Approximately $1,335,000, or 48% of segment revenues, was derived from international wholesale distribution of the Company's licensed DVD and VHS programming, either through local sub-distribution or local sub-licensees. Approximately $1,226,000, or 45% of segment revenues, was derived from international broadcast exploitation of the Company's licensed programming. Approximately $183,000, or 7% of segment revenues, was derived from domestic broadcast exploitation of the Company's licensed programming.

     The following tables present consolidated cost of sales by reportable business segment and as a percentage of related segment net revenues for the six months ended September 30, 2000 and 1999:

                                                   Six Months Ended
                                                      September 30,
                                               ------------------------
                                                2000             1999
                                               ------           ------
                                                    (in thousands)
     Cost of sales:
     Domestic wholesale distribution           $31,559          $26,428
     Retail distribution                         6,099            6,071
     International wholesale distribution        1,824               --
     Inter-segment eliminations                 (6,223)          (5,606)
                                               -------          -------
     Consolidated                              $33,259          $26,893
                                               =======          =======

     As a percentage of segment net revenues:                             % Change
                                                                          --------
     Domestic wholesale distribution              69.3%            77.1%     (7.8)%
     Retail distribution                          86.8             84.0        2.8
     International wholesale distribution         66.5               --          *
                                               -------          -------    -------
     Consolidated                                 67.8%            75.0%     (7.2)%
                                               =======          =======    =======

     -------------------
     * not meaningful

     Consolidated cost of sales for the six months ended September 30, 2000 was $33,259,000, or 67.8% of net revenues, compared to $26,893,000, or 75.0% of net revenues, for the six months ended September 30, 1999. Consolidated gross profit margin improved to 32.2% for the six months ended September 30, 2000 from 25.0% for the six months ended September 30, 1999. The increase in gross profit margin primarily reflects the growth in the Company's exclusive DVD revenues, the continued shift in sales mix from exclusive laserdisc to higher profit margin exclusive DVD programming and lower DVD replication costs.

     The following tables present consolidated selling expenses by reportable business segment and as a percentage of related segment net revenues for the six months ended September 30, 2000 and 1999:

                                                       Six months ended
                                                         September 30,
                                                   -------------------------
                                                    2000               1999      % Change
                                                   ------             ------     --------
                                                          (in thousands)
     Selling expenses:
     Domestic wholesale distribution               $3,210              $2,520        27.4%
     Retail distribution                            1,423               1,502        (5.3)
     International wholesale distribution             612                 190       222.1
                                                   ------              ------       -----
     Consolidated                                  $5,245              $4,212        24.5%
                                                   ======              ======       =====

     As a percentage of segment net revenues:
     Domestic wholesale distribution                  7.0%                7.4%      (0.4)%
     Retail distribution                             20.3                20.8       (0.5)
     International wholesale distribution            22.3                   *          *
                                                   ------              ------       -----
     Consolidated                                    10.7%               11.8%      (1.1)%
                                                   ======              ======       =====

     -------------------
     * not meaningful

     Consolidated selling expenses for the six months ended September 30, 2000 increased 24.5% to $5,245,000 from $4,212,000 for the six months ended September 30, 1999. As a percentage of consolidated net revenues, consolidated selling expenses for the six months ended September 30, 2000 decreased to 10.7% from 11.8% for the six months ended September 30, 1999. The decrease in consolidated selling expenses as a percentage of consolidated net revenues is primarily due to the significant increase in comparative quarterly revenues for the periods as well as certain one-time retail segment promotional expenditures incurred during the September 1999 period. The increase in selling expenses in absolute dollars for the six months ended September 30, 2000 was also due to increased promotional and advertising activities for the domestic and international wholesale distribution segments in the September 2000 period.

     Selling expenses for the domestic wholesale distribution segment were up 27.4% to $3,210,000 for the six months ended September 30, 2000 from $2,520,000 for the six months ended September 30, 1999. As a percentage of segment net revenues, selling expenses for the six months ended September 30, 2000 were 7.0%, down from 7.4% for the six months ended September 30, 1999. The Company incurred comparatively higher promotional and advertising expenditures during the six months ended September 30, 2000 (higher by $314,000) than that of the September 1999 period. Expenditures relating to the Company's first theatrical release PHISH: BITTERSWEET MOTEL as well as its exclusive music-related DVD programming contributed to the increase. Additionally, as compared to the September 1999 six-month period, the September 2000 period included comparatively higher net freight-out expenditures (higher by $184,000) due to comparatively higher net revenues for the period as well as higher personnel cost (higher by $137,000) due to additional personnel and annual salary increases.

     Selling expenses for the retail distribution segment decreased 5.3% to $1,423,000 for the six months ended September 30, 2000 from $1,502,000 for the six months ended September 30, 1999. As a percentage of segment net revenues, selling expenses for the six-months ended September 30, 2000 were 20.3%, down from 20.8% for the six months ended September 30, 1999. The 5.3% decrease in absolute dollar selling expenses was primarily due to the September 1999 six month period's one-time charge of $366,000 for a DVD hardware/software promotion. Exclusive of this charge, segment selling expenses as a percentage of segment net revenues, for the September 2000 six-month period were higher than the September 1999 period by 4.1%. DVDPlanet's personnel costs for the September 2000 six-month period were higher by $373,000 as a result of increased sales and customer service staff and annual raises.

     The following tables present consolidated general and administrative expenses by reportable business segment and as a percentage of related segment net revenues for the six months ended September 30, 2000 and 1999:

                                                        Six months ended
                                                           September 30,
                                                   --------------------------
                                                    2000                1999      % Change
                                                   ------              ------     --------
                                                         (in thousands)
     General and administrative expenses:
     Domestic wholesale distribution               $3,717              $3,078        20.8%
     Retail distribution                              731                 637        14.8
     International wholesale distribution             134                  64       109.4
                                                   ------              ------       -----
     Consolidated                                  $4,582              $3,779        21.2%
                                                   ======              ======       =====

     As a percentage of segment net revenues:
     Domestic wholesale distribution                  8.2%                9.0%       (0.8)%
     Retail distribution                             10.4                 8.8         1.6
     International wholesale distribution             4.9                   *           *
                                                   ------              ------       -----
     Consolidated                                     9.3%               10.5%       (1.2)%
                                                   ======              ======       =====

     -------------------
     * not meaningful

     Consolidated general and administrative expenses for the six months ended September 30, 2000 increased 21.2% to $4,582,000 from $3,779,000 for the six months ended September 30, 1999. The increase in consolidated general and administrative expenses in absolute dollars for the six months ended September 30, 2000 was primarily due to an increase in the domestic wholesale distribution segment's general and administrative expenses. As a percentage of consolidated net revenues, consolidated general and administrative expenses for the six months ended September 30, 2000 decreased to 9.3% from 10.5% for the six months ended September 30, 1999. The decrease in consolidated general and administrative expenses as a percentage of consolidated net revenues is primarily due to the significant increase in comparative quarterly revenues for the periods.

     General and administrative expenses for the domestic wholesale distribution segment for the six months ended September 30, 2000 were up 20.8% to $3,717,000 from $3,078,000 for the six months ended September 30, 1999. However, as a percentage of segment net revenues, general and administrative expenses for the six months ended September 30, 2000 were 8.2%, down from 9.0% for the six months ended September 30, 1999. The 21.2% increase in absolute dollar general and administrative expenses for the six months ended September 30, 2000 results primarily from a higher provision for potential uncollectible accounts receivable (higher by $414,000), higher personnel costs, including annual raises, performance-based bonuses and amortization of restricted stock units, (higher by $310,000) and higher depreciation and amortization expense (higher by $115,000).

     General and administrative expenses for the retail distribution segment increased 14.8% to $731,000 for the six months ended September 30, 2000 from $637,000 for the six months ended September 30, 1999. As a percentage of segment net revenues, general and administrative expenses for the six months ended September 30, 2000 were 10.4%, up from 8.8% for the six months ended September 30, 1999. The increase in absolute dollar general and administrative expenses was primarily due to higher depreciation expense for the six months ended September 30, 2000.

     Amortization of production costs for the six months ended September 30, 2000 increased 18.1% to $2,202,000, or 4.5% of consolidated net revenues, from $1,864,000, or 5.2% of consolidated net revenues, for the six months ended September 30, 1999 resulting from an increase in exclusive titles (domestic and international versions) placed into production during the September 2000 period compared to the September 1999 period.

     Interest expense, net of interest income, for the six months ended September 30, 2000 increased 17.6% to $849,000 from $722,000 for the six months ended September 30, 1999. The increase is attributable primarily to higher weighted average debt and interest rate levels during the six months ended September 30, 2000 as compared to the six months ended September 30, 1999.

     Other income for the six months ended September 30, 2000 was $464,000 consisting of gain on sale of land of $499,000, net of the minority interest expense from the Aviva joint venture of $35,000. Other income for the six months ended September 30, 1999 of $326,000 consists primarily of minority interest in the Aviva joint venture.

     Income tax expense of $95,000 for the six months ended September 30, 2000 reflects an estimated consolidated effective tax rate of approximately 3.0%.
The effective tax rate is lower than the statutory rate due to utilization of net operating loss carryforwards for Federal and state income tax purposes. The effective tax rate is subject to on going review by management on a regular basis. The Company did not record an income tax expense for the six months ended September 30, 1999 due to the consolidated net loss.

     Consolidated net income for the six months ended September 30, 2000 was $3,068,000, or $.18 per diluted share, as compared to a consolidated net loss of $1,556,000, or $.09 per diluted share, for the six months ended September 30, 1999.

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

Sources and Uses of Working Capital, Six Months Ended September 30, 2000 and
1999.

     Net cash provided by operating activities for the six months ended September 30, 2000 was $1,575,000 compared to net cash used in operating activities of $5,379,000 for the comparable September 1999 period. The major factors contributing to the significant increase in net cash provided by operating activities for the six months ended September 30, 2000 quarter are as follows: (i) the six months ended September 30, 2000 provided net income of $3,068,000 compared to a net loss of $1,556,000 for the six months ended September 30, 1999 and (ii) the six months ended September 30, 2000 had a higher comparative period-end level of accounts receivable, accounts payable, accrued royalties and liabilities than the period ended September 30, 1999 as a result of comparatively higher DVD revenues generated and increased DVD inventory purchases.

     Investing activities used net cash of $376,000 for the six months ended September 30, 2000 compared to $1,231,000 for the comparative September 1999 period. The September 2000 period included increased capital expenditures incurred primarily to upgrade the Company's distribution facility in Las Vegas, Nevada. Offsetting these expenditures, the Company received net proceeds of approximately $1,399,000 from the sale of vacant land adjacent to its distribution facility.

     Net cash used in financing activities for the six months ended September 30, 2000 was $1,528,000 compared to net cash provided by financing activities for the six months ended September 30, 1999 of $5,784,000. The increased use of cash is primarily due to net repayment of interest-bearing debt during the six months ended September 30, 2000 compared to net borrowings during the six months ended September 30, 2000. Additionally, the Company spent $421,000 related to its stock repurchase program during the September 2000 period.

Financing Activities.

     Revolving Credit and Term Loan Facility.  At September 30, 2000, the
     ---------------------------------------
Company had $9,093,000 outstanding under its $15,000,000 revolving credit facility and $447,000 outstanding under its $500,000 term loan facility with Foothill Capital Corporation ("Foothill") and had borrowing availability of $5,207,000 under its revolving credit facility, net of amounts utilized for outstanding standby letters of credit. The Company has fully utilized its borrowing availability under its term loan facility. Borrowings under the revolving credit and term loan facility bear interest at prime plus 0.75% (10.25% at September 30, 2000). The term of the revolving credit and term loan facility ends December 28, 2001 but is renewable automatically thereafter for successive one-year periods.

     Real Estate Credit Facility.  At September 30, 2000, $3,090,000 in
     ---------------------------
borrowings were outstanding under the revolving real estate credit facility with Bank of America National Trust and Savings Association in Nevada. Borrowings bear interest at LIBOR plus 2.25% (8.99% at September 30, 2000). The Company may repay and reborrow principal amounts provided the outstanding borrowings do not exceed the maximum commitment of $3,090,000 at September 30, 2000, reduced quarterly by $43,000. The credit facility expires January 31, 2008.

     Distribution Equipment Lease Facility.  At September 30, 2000, $1,250,000
     -------------------------------------
in borrowings were outstanding under the distribution equipment lease facility with BankAmerica Leasing and Capital Corporation. Borrowings bear interest at a fixed rate of 7.719% and are repaid quarterly through October 1, 2003.

     Equipment Line of Credit.  On June 28, 2000, the Company entered into a
     ------------------------
Business Loan Agreement with Bank of America, N.A. in Nevada for an equipment line of credit of up to $1,000,000. The line is available for borrowing through August 30, 2001. Outstanding borrowings are to be repaid in 42 successive equal monthly installments beginning September 30, 2001 through the line's expiration on February 28, 2005. The Company has the option to borrow at prime plus 1.25% or LIBOR plus 2.50%, subject to a minimum borrowing requirement. Interest is payable monthly. Outstanding borrowings are secured by the related equipment purchased by the Company. The loan agreement contains the same covenants as the Company's other loan agreements with Bank of America. The Company had $411,000 outstanding under this line at September 30, 2000, $257,000 bearing interest at LIBOR plus 2.5% (9.50% at September 30, 2000) and $154,000 bearing interest at prime plus 1.25% (10.75% at September 30, 2000).

     Convertible Subordinated Note Payable.  At September 30, 2000, the Company
     -------------------------------------
had $5,000,000 outstanding under the convertible subordinated note payable, bearing interest at 8.0% and due September 29, 2002.

Other Obligations.

     At September 30, 2000, the Company had future license obligations for royalty advances, minimum guarantees and other fees of $5,602,000 due during the remainder of fiscal 2001 and $505,000 due during fiscal 2002. These advances and guarantees are recoupable against royalties and distribution fees earned (in connection with Company revenues) by the licensors and program suppliers, respectively. Depending upon the competition for license and exclusive distribution rights, the Company may have to pay increased advances, guarantees and/or royalty rates in order to acquire or retain such rights in the future.

     At September 30, 2000, the Company had $700,000 of outstanding standby letters of credit issued by Foothill of which $250,000 expire on November 18, 2000, $300,000 expire on June 30, 2001 and $150,000 expire on September 30, 2001. These letters of credit secure trade payables due program suppliers.

Other Items.

     In August 2000, the Company closed escrow for the sale (to a real estate developer) of the remaining approximate 4.7 acres of vacant land adjacent to the Company's 8.4 acre warehouse and distribution facility site in Las Vegas, Nevada for net proceeds of approximately $1,400,000. The resulting pretax gain on sale of $499,000 was recorded as other income in the accompanying consolidated statements of operations for the three and six months ended September 30, 2000.

     Under the Company's reinstated stock repurchase program announced in August 2000, the Company has repurchased 106,500 shares through September 30, 2000 for $421,000 (average price of $3.95 per share), including brokerage commissions.
At September 30, 2000, there were 727,700 common shares remaining for repurchase under the January 1995 Board of Directors' authorized program to repurchase up to 2.5 million common shares. Under the program, the Company may purchase shares from time to time in the open market and/or through privately negotiated transactions based upon current market conditions and other factors.

Summary.

     Management believes that its projected cash flows from operations, borrowing availability under its lender revolving lines of credit, cash on hand and trade credit will provide the necessary capital to meet its projected cash requirements for at least the next 12 months. However, any projections of future cash needs and cash flows are subject to substantial uncertainty. The borrowing availability under the Company's revolving credit facility was limited to $5,207,000 at September 30, 2000 by the $15,000,000 line maximum. Had there not been this limit, the Company's borrowing availability, calculated using the facility-defined borrowing base, would have been higher by approximately $3,900,000. The Company would consider raising the line's maximum above $15,000,000 should it need access to this availability to grow its business. The Company believes that given the positive trend of its financial results, the lender would accommodate the request, although there can be no assurance.

     If future cash flows to be generated from operations, future borrowing availability under its lender revolving lines of credit and future cash on hand are insufficient to satisfy the Company's continuing licensing and acquisition of exclusive DVD programming which require significant advance royalty or distribution fee payments, the Company will need to seek additional debt and/or equity financing. Failure to obtain this additional financing could significantly restrict the Company's growth plans. There can be no assurance that additional financing will be available in amounts or on terms acceptable to the Company, if at all.

Forward-looking Statements

     Forward-looking statements, within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, are contained throughout this Form 10-Q. Such statements are based on the beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. When used in this report, the words "anticipate," "believe," "estimate," "may," "plan," "expect" and similar expressions, variations of such terms or the negative of such terms as they relate to the Company or its management are intended to identify such forward-looking statements and should not be regarded as a representation by the Company, its management or any other person that the future events, plans or expectations contemplated by the Company will be achieved. Such statements are based on management's current expectations and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, the Company's actual results, performance or achievements could differ materially from those expressed in, or implied by, any such forward-looking statements. The Company has made forward-looking statements in this Form 10-Q concerning, among other things: (1) worldwide DVD player household penetration will continue to grow and positively impact the Company's DVD revenues; (2) DVD replication costs will decline in the future; and (3) the Company's lender would increase the Company's maximum borrowing availability under its revolving credit facility if requested by the Company. Actual events or results may differ materially as a result of risks facing the Company. These risks include, but are not limited to: (1) customer and consumer tastes and preferences for the Company's domestic and international entertainment programming; (2) then-existing capacity at DVD replication vendors; and (3) the Company's then-financial position and results of operations and its effect on the lender's internal risk assessment of increasing the maximum borrowing availability. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements. Unless otherwise required by law, the Company disclaims any obligation to update any such factors or to announce publicly the result of any revisions to any of the forward-looking statements contained in this and other Securities and Exchange Commission filings of the Company to reflect future events or developments.


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

Interest Rate Fluctuations. At September 30, 2000, approximately $13.0 million of the Company's outstanding borrowings are subject to changes in interest rates; however, the Company does not use derivatives to manage this risk. This exposure is linked to the prime rate and LIBOR. The Company believes that moderate changes in the prime rate or LIBOR would not materially affect the operating results or financial condition of the Company. For example, a 1% change in interest rates would result in an approximate $130,000 annual impact on pretax income (loss) based upon those outstanding borrowings at September 30, 2000.

Foreign Exchange Rate Fluctuations. At September 30, 2000, approximately $969,000 of the Company's accounts receivable related to international distribution and denominated in foreign currencies is subject to foreign exchange rate risk in the future. The Company distributes certain of its licensed DVD and videotape programming (for which the Company has international distribution rights) internationally through international sub-distributors. Additionally, the Company exploits international broadcast rights to its licensed entertainment programming. The Company believes that moderate changes in foreign exchange rates will not materially affect the operating results or financial condition of the Company. For example, a 10% change in exchange rates would result in an approximate $97,000 impact on pretax income (loss) based upon those outstanding receivables at September 30, 2000.

               REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------

     The condensed consolidated financial statements as of September 30, 2000 and for the three- and six-month periods ended September 30, 2000 and 1999 in this Form 10-Q have been reviewed by KPMG LLP, independent certified public accountants, in accordance with established professional standards and procedures for such a review.

     The report of KPMG LLP commenting upon their review follows.

                      INDEPENDENT AUDITORS' REVIEW REPORT
                      -----------------------------------


The Board of Directors and Shareholders
Image Entertainment, Inc.:

We have reviewed the condensed consolidated balance sheet of Image Entertainment, Inc. and subsidiary as of September 30, 2000, and the related condensed consolidated statements of operations and cash flows for the three- and six-month periods ended September 30, 2000 and 1999. These condensed consolidated financial statements are the responsibility of the Company's management.

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

Los Angeles, California
November 8, 2000

================================================================================
                          PART II - OTHER INFORMATION
================================================================================

ITEM 1.  Legal Proceedings.
         -----------------

         Not Applicable.

ITEM 2.  Changes in Securities.
         ---------------------

         Not Applicable.

ITEM 3.  Defaults upon Senior Securities.
         -------------------------------

         Not Applicable.

ITEM 4.  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------

         Not Applicable.

ITEM 5.  Other Information.
         -----------------

         Not Applicable.

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

                              IMAGE ENTERTAINMENT, INC.



Date:  November 13, 2000      By:/S/ MARTIN W. GREENWALD
                                 -----------------------
                                 Martin W. Greenwald
                                 Chairman of the Board, Chief Executive Officer, President and Treasurer



Date:  November 13, 2000      By:/S/ JEFF M. FRAMER
                                 ------------------
                                 Jeff M. Framer
                                 Chief Financial Officer

Exhibit No.       Description
-----------------------------------------------------------------------------

10.1 *+ Loan Agreement, dated as of August 18, 2000, by and between the Company and Martin W. Greenwald.

15 *              Consent Letter of KPMG LLP, Independent Certified Public
                  Accountants.

27 * Financial Data Schedule as of and for the six months ended September 30, 2000.


                  -------------------------------------------------
                  * Exhibit(s)  not  previously  filed with the  Securities  and
                    Exchange Commission.

                  +  Management Contracts, Compensatory Plans or Arrangements.