Form 10-Q
period 2000-12-31
IMAGE ENTERTAINMENT INC
filed 2001-02-13
CIK 216324

--------------------------------------------------------------------------------
================================================================================

                                 United States
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549
                            _______________________

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For The Quarterly Period Ended December 31, 2000

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

Number of shares outstanding of the registrant's common stock on February 8, 2001: 15,848,049

================================================================================
--------------------------------------------------------------------------------

================================================================================
                        PART I - FINANCIAL INFORMATION
================================================================================

ITEM 1.  Financial Statements.
         --------------------


                           IMAGE ENTERTAINMENT, INC.

                          CONSOLIDATED BALANCE SHEETS

                      December 31, 2000 and March 31, 2000

--------------------------------------------------------------------------------

                                     ASSETS

(In thousands)                                   December 31, 2000  March 31, 2000
                                                 -----------------  --------------
                                                    (unaudited)


Cash and cash equivalents                                  $   865         $ 1,532

Accounts receivable, net of allowances of
 $4,445 - December 31, 2000;
 $3,664 - March 31, 2000                                    16,347          13,457

Inventories                                                 18,981          17,881

Royalty and distribution fee advances                       12,413           8,868

Prepaid expenses and other assets                            3,066           2,576

Property, equipment and improvements, net of
 accumulated depreciation and amortization of
 $6,728 - December 31, 2000;
 $5,190 - March 31, 2000                                    14,186          14,067

Goodwill, net of accumulated amortization of
 $996 - December 31, 2000;
 $614 - March 31, 2000                                       6,633           7,014
                                                           -------         -------

                                                           $72,491         $65,395
                                                           =======         =======




          See accompanying notes to consolidated financial statements

                           IMAGE ENTERTAINMENT, INC.

                          CONSOLIDATED BALANCE SHEETS

                      December 31, 2000 and March 31, 2000

--------------------------------------------------------------------------------

                      LIABILITIES AND SHAREHOLDERS' EQUITY

(In thousands, except share data)                            December 31, 2000   March 31, 2000
                                                             ------------------  ---------------
                                                                 (unaudited)

LIABILITIES:

Accounts payable and accrued liabilities                               $22,235          $15,606

Accrued royalties and distribution fees                                  4,194            3,550

Revolving credit and term loan facility                                  8,360           10,790

Real estate credit facility                                              3,047            3,176

Distribution equipment lease facility                                    1,156            1,432

Equipment line of credit                                                   647                -

Convertible subordinated note payable                                    5,000            5,000
                                                                       -------          -------

  Total liabilities                                                     44,639           39,554
                                                                       -------          -------

SHAREHOLDERS' EQUITY:

Preferred stock, $1 par value, 3,366,000 shares
 authorized; none issued and outstanding                                     -               -

Common stock, no par value, 30,000,000 shares authorized;
 15,977,000 and 16,462,000 issued and outstanding
 at December 31, 2000 and March 31, 2000, respectively                  30,185           31,819

Additional paid-in capital                                               3,064            3,064

Accumulated deficit                                                     (5,397)          (9,042)
                                                                       -------          -------

  Net shareholders' equity                                              27,852           25,841
                                                                       -------          -------

                                                                       $72,491          $65,395
                                                                       =======          =======




          See accompanying notes to consolidated financial statements

                           IMAGE ENTERTAINMENT, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

             For the Three Months Ended December 31, 2000 and 1999

--------------------------------------------------------------------------------




(In thousands, except per share data)     2000      1999
                                         -------   -------
NET REVENUES                             $24,736   $25,067

OPERATING COSTS AND EXPENSES:
  Cost of sales                           16,863    18,106
  Selling expenses                         2,895     2,214
  General and administrative expenses      2,403     2,040
  Amortization of production costs         1,419     1,032
  Amortization of goodwill                   127       128
                                         -------   -------

                                          23,707    23,520
                                         -------   -------

OPERATING INCOME                           1,029     1,547

OTHER EXPENSES (INCOME):
  Interest expense, net                      446       397
  Other                                      (12)     (111)
                                         -------   -------

                                             434       286
                                         -------   -------

INCOME BEFORE INCOME TAXES                   595     1,261

INCOME TAX EXPENSE                            18         -
                                         -------   -------

NET INCOME                               $   577   $ 1,261
                                         =======   =======

NET INCOME PER SHARE:
  Basic and diluted                      $   .04   $   .08
                                         =======   =======

WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING:
  Basic                                   16,224    16,459
                                         =======   =======
  Diluted                                 16,225    17,843
                                         =======   =======




          See accompanying notes to consolidated financial statements

                           IMAGE ENTERTAINMENT, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

              For the Nine Months Ended December 31, 2000 and 1999

--------------------------------------------------------------------------------


(In thousands, except per share data)     2000      1999
                                         -------   -------
NET REVENUES                             $73,826   $60,904

OPERATING COSTS AND EXPENSES:
  Cost of sales                           50,122    44,999
  Selling expenses                         8,140     6,426
  General and administrative expenses      6,984     5,819
  Amortization of production costs         3,621     2,896
  Amortization of goodwill                   381       377
                                         -------   -------

                                          69,248    60,517
                                         -------   -------

OPERATING INCOME                           4,578       387

OTHER EXPENSES (INCOME):
  Interest expense, net                    1,295     1,119
  Other                                     (475)     (437)
                                         -------   -------
                                             820       682
                                         -------   -------

INCOME (LOSS) BEFORE INCOME TAXES          3,758      (295)

INCOME TAX EXPENSE                           113         -
                                         -------   -------

NET INCOME (LOSS)                        $ 3,645   $  (295)
                                         =======   =======

NET INCOME (LOSS) PER SHARE:
  Basic and diluted                      $   .22   $  (.02)
                                         =======   =======

WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING:
  Basic                                   16,387    16,449
                                         =======   =======
  Diluted                                 17,774    16,449
                                         =======   =======




          See accompanying notes to consolidated financial statements

                           IMAGE ENTERTAINMENT, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

              For the Nine Months Ended December 31, 2000 and 1999

--------------------------------------------------------------------------------


(In thousands)                                                 2000     1999
                                                             -------   -------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)                                            $ 3,645   $  (295)

Adjustments to reconcile net income (loss)
  to net cash provided by (used in) operating activities:
    Amortization of production costs                           3,621     2,896
    Amortization of goodwill                                     381       377
    Depreciation and other amortization                        1,538     1,235
    Amortization of restricted stock units                       194       150
    Provision for slow-moving inventories                          -       699
    Provision for estimated doubtful accounts                    482        15
    Gain on sale of land                                        (499)      (23)
Changes in assets and liabilities associated
  with operating activities:
    Accounts receivable                                       (3,372)   (3,262)
    Inventories                                                 (302)   (2,846)
    Royalty and distribution fee advances, net                (3,545)   (4,027)
    Production cost expenditures                              (4,419)   (3,947)
    Prepaid expenses and other assets                           (490)   (1,561)
    Accounts payable, accrued royalties and liabilities        7,294     6,201
                                                             -------   -------

     Net cash provided by (used in) operating activities       4,528    (4,388)
                                                             -------   -------

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures                                          (2,557)   (1,799)
Net proceeds from sale of land                                 1,399     1,823
                                                             -------   -------

     Net cash (used in) provided by investing activities      (1,158)       24
                                                             -------   -------




          See accompanying notes to consolidated financial statements

                           IMAGE ENTERTAINMENT, INC.

                                  (unaudited)

              For the Nine Months Ended December 31, 2000 and 1999

--------------------------------------------------------------------------------


(In thousands)                                                 2000       1999
                                                             --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Advances under revolving credit and term loan facility     $ 68,169   $ 64,029
  Advances under equipment line of credit                         647          -
  Repayment of advances under revolving credit and
    term loan facility                                        (70,599)   (58,662)
  Repayment of advances under real estate credit facility        (129)      (129)
  Repayment of note payable                                         -     (1,350)
  Principal payments under equipment lease facility              (276)      (255)
  Repurchase of common stock                                   (1,849)         -
  Net proceeds from exercise of stock options                       -         60
  Other                                                             -        (52)
                                                             --------   --------

     Net cash (used in) provided by financing activities       (4,037)     3,641
                                                             --------   --------

NET DECREASE IN CASH AND CASH EQUIVALENTS:                       (667)      (723)

  Cash and cash equivalents at beginning of period              1,532      1,552
                                                             --------   --------

  Cash and cash equivalents at end of period                 $    865   $    829
                                                             ========   ========

SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION:

  Cash paid during the period for:
     Interest                                                $  1,294   $  1,049
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

The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Annual Report on Form 10-K of the Company for the year ended March 31, 2000. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three and nine months ended December 31, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2001. The accompanying consolidated financial information for the three and nine months ended December 31, 2000 and 1999 should be read in conjunction with the Financial Statements, the Notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K for the year ended March 31, 2000.

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

Note 2.    Inventories.

Inventories at December 31, 2000 and March 31, 2000 are summarized as follows:

                                           December 31,       March 31,
(In thousands)                                2000              2000
                                          -------------       ---------
DVD                                          $13,404           $12,989
laserdisc and other                            2,954             6,339
                                             -------           -------
                                              16,358            19,328
Reserve for slow-moving inventories:
DVD                                             (880)             (767)
laserdisc and other                           (2,193)           (5,578)
                                             -------           -------
                                              (3,073)           (6,345)
                                             -------           -------
                                              13,285            12,983
Production costs, net                          5,696             4,898
                                             -------           -------
                                             $18,981           $17,881
                                             =======           =======

Inventories consist primarily of finished product for sale and are stated at the lower of average cost or market.

Production costs are net of accumulated amortization of $9,361,000 and $6,701,000 at December 31, 2000 and March 31, 2000, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
--------------------------------------------------------------------------------

Note 3.  Debt.

Revolving Credit and Term Loan Facility.  At December 31, 2000, the Company had
---------------------------------------
$7,940,000 outstanding under its $15,000,000 revolving credit facility and $420,000 outstanding under its $500,000 term loan facility with Foothill Capital Corporation ("Foothill") and had borrowing availability of $6,610,000 under its revolving credit facility, net of amounts utilized for outstanding standby letters of credit. The Company has fully utilized its borrowing availability under its term loan facility. Borrowings under the revolving credit and term loan facility bear interest at prime plus 0.75% (10.25% at December 31, 2000). The term of the revolving credit and term loan facility ends December 28, 2001 but is renewable automatically thereafter for successive one-year periods.

At December 31, 2000, the Company had $450,000 of outstanding standby letters of credit issued by Foothill of which $300,000 expire on June 30, 2001 and $150,000 expire on November 18, 2001. These standby letters of credit secure trade payables due to program suppliers.

Real Estate Credit Facility.  At December 31, 2000, $3,047,000 in borrowings
---------------------------
were outstanding under the revolving real estate credit facility with Bank of America National Trust and Savings Association in Nevada. Borrowings bear interest at LIBOR plus 2.25% (9.05% at December 31, 2000). The Company may repay and reborrow principal amounts provided the outstanding borrowings do not exceed the maximum commitment of $3,047,000 at December 31, 2000, reduced quarterly by $43,000. The credit facility expires on January 31, 2008.

Distribution Equipment Lease Facility.  At December 31, 2000, $1,156,000 in
-------------------------------------
borrowings were outstanding under the distribution equipment lease facility with BankAmerica Leasing and Capital Corporation. Borrowings bear interest at a fixed rate of 7.719% and are repaid quarterly through October 1, 2003.

Equipment Line of Credit.  On June 28, 2000, the Company entered into a Business
------------------------
Loan Agreement with Bank of America, N.A. in Nevada for an equipment line of credit of up to $1,000,000. The line is available for borrowing through August 30, 2001. Outstanding borrowings are to be repaid in 42 successive equal monthly installments beginning September 30, 2001 through the line's expiration on February 28, 2005. The Company has the option to borrow at prime plus 1.25% or LIBOR plus 2.50%, subject to a minimum borrowing requirement. Interest is payable monthly. Outstanding borrowings are secured by the related equipment purchased by the Company. The loan agreement contains the same covenants as the Company's other loan agreements with Bank of America. The Company had $647,000 outstanding under this line at December 31, 2000, all of which bore interest at LIBOR plus 2.50% (ranging from 9.01% to 9.22% at December 31, 2000).

Convertible Subordinated Note Payable.  At December 31, 2000, the Company had
-------------------------------------
$5,000,000 outstanding under the convertible subordinated note payable, bearing interest at 8.0% and due September 29, 2002.

At December 31, 2000, the Company was in compliance with all financial and operating covenants under its debt agreements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
--------------------------------------------------------------------------------

Note 4.  Net Income (Loss) per Share.

The following presents a reconciliation of the numerators and denominators used in computing basic and diluted net income (loss) per share for the three and nine months ended December 31, 2000 and 1999:

                                           Three months     Three months     Nine months     Nine months
                                              ended             ended           ended          ended
                                           December 31,     December 31,     December 31,    December 31,
(In thousands, except per share data)          2000             1999             2000           1999
                                           ------------     -----------      -----------     ------------
Net income (loss) (basic numerator)           $   577          $ 1,261         $ 3,645         $  (295)
                                              =======          =======         =======         =======

Interest, net of taxes, on assumed
   conversion of dilutive security                  -              100             292               -
                                              -------          -------         -------         -------

Net income (loss) (diluted numerator)         $   577          $ 1,361         $ 3,937         $  (295)
                                              =======          =======         =======         =======

Weighted average common shares
   outstanding(basic denominator)              16,224           16,459          16,387          16,449
                                              =======          =======         =======         =======

Effect of dilutive securities                       1            1,384           1,387               -
                                              -------          -------         -------         -------

Weighted average common shares
    outstanding(diluted denominator)           16,225           17,843          17,774          16,449
                                              =======          =======         =======         =======

Net income (loss) per share
      Basic and diluted                       $   .04          $   .08         $   .22         $  (.02)
                                              =======          =======         =======         =======

The calculation of diluted net income per share for the three months ended December 31, 2000 did not include the 1,379,000 shares of common stock underlying the convertible subordinated note payable. The effect of its inclusion along with the related interest, net of taxes, on assumed conversion would be antidilutive. Diluted net loss per share for the nine months ended December 31, 1999 is based only on the weighted average number of common shares outstanding for the period as inclusion of common stock equivalents (outstanding common stock options and common stock underlying the convertible subordinated note payable totaling 2,696,000) would be antidilutive. Outstanding common stock options not included in the computation of diluted net income per share totaled 1,522,000 and 1,140,000 for the three and nine months ended December 31, 2000, respectively, and 1,301,000 for the three months ended December 31, 1999 and were excluded because their exercise prices were greater than the average market price of the common stock for the period and the assumed exercise would be antidilutive.

Note 5.    Sale of Land.

In August 2000, the Company closed escrow for the sale (to a real estate developer) of the remaining approximate 4.7 acres of vacant land adjacent to the Company's 8.4 acre warehouse and distribution facility site in Las Vegas, Nevada for net proceeds of approximately $1,399,000. The resulting pretax gain on sale of $499,000 was recorded as other income in the accompanying consolidated statements of operations for the nine months ended December 31, 2000.

Note 6.    Segment Information.

In accordance with the requirements of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, selected financial information regarding the Company's reportable business segments, program licensing and production/domestic wholesale distribution, direct-to-consumer retail distribution (through DVDPlanet), and international wholesale distribution/broadcast rights exploitation (through Aviva), are presented below. The largest business segment is domestic wholesale distribution of entertainment programming (primarily DVD). Management

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
--------------------------------------------------------------------------------

currently evaluates segment performance based primarily on net revenues, operating costs and expenses and income (loss) before income taxes. Interest income and expense is evaluated on a consolidated basis and not allocated to the Company's business segments. Certain reclassifications have been made to the fiscal 2000 three and nine month periods to conform with the fiscal 2001 presentation.

For the Three Months Ended December 31, 2000:

                                                                                   2000
                                                 ---------------------------------------------------------------------------
                                                 Domestic                      International
                                                 Wholesale         Retail        Wholesale     Inter-segment
(In thousands)                                   Distribution   Distribution   Distribution     Eliminations    Consolidated
                                                 ------------   ------------   -------------   --------------   ------------
NET REVENUES                                          $21,825        $ 4,322         $ 1,708          $(3,119)       $24,736
OPERATING COSTS AND EXPENSES                           19,769          4,949           2,120           (3,131)        23,707
                                                      -------        -------         -------          -------        -------
OPERATING INCOME (LOSS)                                 2,056           (627)           (412)              12          1,029
OTHER EXPENSES (INCOME)                                   446             --              --              (12)           434
                                                      -------        -------         -------          -------        -------
INCOME (LOSS) BEFORE
 INCOME TAXES                                         $ 1,610        $  (627)        $  (412)         $    24        $   595
                                                      =======        =======         =======          =======        =======


For the Three Months Ended December 31, 1999:

                                                                                   1999
                                                 ---------------------------------------------------------------------------
                                                 Domestic                      International
                                                 Wholesale         Retail        Wholesale     Inter-segment
(In thousands)                                   Distribution   Distribution   Distribution     Eliminations    Consolidated
                                                 ------------   ------------   -------------   --------------   ------------
NET REVENUES                                          $24,502        $ 4,175         $    60          $(3,670)       $25,067
OPERATING COSTS AND EXPENSES                           22,317          4,658             203           (3,658)        23,520
                                                      -------        -------         -------          -------        -------
OPERATING INCOME (LOSS)                                 2,185           (483)           (143)             (12)         1,547
OTHER EXPENSES (INCOME)                                   374             --              --              (88)           286
                                                      -------        -------         -------          -------        -------
INCOME (LOSS) BEFORE
 INCOME TAXES                                         $ 1,811        $  (483)        $  (143)         $    76        $ 1,261
                                                      =======        =======         =======          =======        =======


For the Nine Months Ended December 31, 2000:

                                                                                   2000
                                                 ---------------------------------------------------------------------------
                                                 Domestic                      International
                                                 Wholesale         Retail        Wholesale     Inter-segment
(In thousands)                                   Distribution   Distribution   Distribution     Eliminations    Consolidated
                                                 ------------   ------------   -------------   --------------   ------------
NET REVENUES                                          $67,384        $11,347         $ 4,452          $(9,357)       $73,826
OPERATING COSTS AND EXPENSES                           60,321         13,456           4,825           (9,354)        69,248
                                                      -------        -------         -------          -------        -------
OPERATING INCOME (LOSS)                                 7,063         (2,109)           (373)              (3)         4,578
OTHER EXPENSES                                            796             --              --               24            820
                                                      -------        -------         -------          -------        -------
INCOME (LOSS) BEFORE
 INCOME TAXES                                         $ 6,267        $(2,109)        $  (373)         $   (27)       $ 3,758
                                                      =======        =======         =======          =======        =======


For the Nine Months Ended December 31, 1999:

                                                                                   1999
                                                 ---------------------------------------------------------------------------
                                                 Domestic                      International
                                                 Wholesale         Retail        Wholesale     Inter-segment
(In thousands)                                   Distribution   Distribution   Distribution     Eliminations    Consolidated
                                                 ------------   ------------   -------------   --------------   ------------
NET REVENUES                                          $58,761        $11,401         $    60          $(9,318)       $60,904
OPERATING COSTS AND EXPENSES                           56,207         13,117             457           (9,264)        60,517
                                                      -------        -------         -------          -------        -------
OPERATING INCOME (LOSS)                                 2,554         (1,716)           (397)             (54)           387
OTHER EXPENSES (INCOME)                                   897             --              --             (215)           682
                                                      -------        -------         -------          -------        -------
INCOME (LOSS) BEFORE
 INCOME TAXES                                         $ 1,657        $(1,716)        $  (397)         $   161        $  (295)
                                                      =======        =======         =======          =======        =======

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
--------------------------------------------------------------------------------


                                                                     As of
                                                 ----------------------------------------
(In thousands)                                   December 31, 2000         March 31, 2000
                                                 -----------------         --------------
Total Assets:
   Domestic wholesale distribution                    $65,234                  $59,376
   Retail distribution                                  4,614                    6,000
   International wholesale distribution                 3,984                    1,264
   Inter-segment eliminations                          (1,341)                  (1,245)
                                                      -------                  -------
   Consolidated total assets                          $72,491                  $65,395
                                                      =======                  =======

Note. 7.  Legal Proceeding.

On November 16, 2000, Universal Studios Home Video, Inc. ("USHV") filed a complaint against the Company in Los Angeles Superior Court, alleging causes of action for breach of contract and breach of the covenant of good faith and fair dealing. USHV's claims arise out of a three year license agreement between the parties pursuant to which USHV licensed to the Company the exclusive right to distribute, within the United States and Canada, 52 delineated motion pictures (the "Pictures") in the DVD format for the term September 15, 1997 to September 14, 2000. In its complaint, USHV alleges that, by reducing the wholesale price and suggested retail price of the Pictures, the Company breached the license agreement. In its complaint, USHV has demanded "compensatory damages according to proof but reasonably believed to be in excess of $5,000,000," reasonable attorneys' fees and costs of suit. On January 10, 2001, the Company filed its answer to the complaint, denying all of USHV's material allegations and asserting numerous affirmative defenses. The parties are currently beginning pre-trial discovery. No trial date has been set. The Company intends to vigorously defend itself in this action.

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations.
         -------------

General

     The Company is primarily engaged in the business of licensing and distributing DVD format entertainment programming in the home video market. The Company distributes programming for which it has exclusive distribution rights, and other programming for which it does not have exclusive distribution rights. The Company also distributes some of its exclusive titles in the VHS home video format. The Company is winding down its laserdisc distribution operations. The Company has begun to secure and exploit broadcast rights for certain of its exclusive titles. Broadcast rights may include television, cable, satellite, radio and Internet streaming.

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

     Direct-to-Consumer Retail Distribution Segment.  The Company's direct-to-
     ----------------------------------------------
consumer retail distribution operations are conducted exclusively by the Company's wholly-owned subsidiary, DVDPlanet.com, Inc. DVDPlanet was acquired in January 1999. DVDPlanet specializes in DVD software retailing through its www.DVDPlanet.com web site and via mail order. DVDPlanet also owns and operates a DVD retail store in Westminster, California. See "Liquidity and Capital Resources -- Management's Plan to Improve Fiscal 2002 DVDPlanet Operating Results."

     International Wholesale Distribution/Broadcast Rights Exploitation Segment.
     ---------------------------------------------------------------------------
The Company's international wholesale distribution business, and its domestic and international broadcast rights exploitation activities, are conducted by the Company's exclusive sales agent, Aviva International LLC, a 50%-owned joint venture between the Company and home video veteran, Michael Lopez, formed in June 1999. The term of the joint venture was renewed for an additional two year period through December 31, 2002. Mr. Lopez serves as Manager of Aviva.

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

     The accompanying consolidated financial information for the three and nine months ended December 31, 2000 should be read in conjunction with the Financial Statements, the Notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K for the year ended March 31, 2000.

Results of Operations

The Three Months Ended December 31, 2000 Compared to The Three Months Ended December 31, 1999

     The following table presents consolidated net revenues by reportable business segment for the three months ended December 31, 2000 and 1999:


                                                  Three months ended
                                                      December 31,
                                                  ------------------
                                                    2000       1999    % Change
                                                  -------     ------  ----------
                                                     (in thousands)
     Net revenues:
     Domestic wholesale distribution               $21,825    $24,502   (10.9)%
     Retail distribution                             4,322      4,175      3.5
     International wholesale distribution            1,708         60        *
     Inter-segment eliminations                     (3,119)    (3,670)       *
                                                   -------    -------   ------
     Consolidated                                  $24,736    $25,067    (1.3)%
                                                   =======    =======   ======

     ----------------------
     * not meaningful

     Consolidated net revenues for all segments for the December 2000 quarter decreased 1.3% to $24,736,000 from $25,067,000 from the December 1999 quarter primarily as a result of the factors discussed below.

     Consolidated net revenues of DVD programming for the December 2000 quarter decreased 0.4% to $23,013,000, or 93.0% of consolidated net revenue, from $23,100,000, or 92.2% of consolidated net revenue, for the December 1999 quarter. Approximately 65.7% of consolidated net revenues of DVD programming for the December 2000 quarter was derived from exclusively licensed or distributed programming as compared to 58.5% for the December 1999 quarter. Net revenues of VHS and CD programming for the December 2000 quarter were $1,329,000, or 5.4% of consolidated net revenues, as compared to $1,113,000, or 4.4% of consolidated net revenues for the December 1999 quarter. Net revenues of laserdisc programming for the December 2000 quarter were $394,000, or 1.6% of consolidated net revenues, as compared to $854,000, or 3.4% of consolidated net revenues for the December 1999 quarter.

     Net revenues for the Company's domestic wholesale distribution segment for the December 2000 quarter decreased 10.9% to $21,825,000 from net revenues of $24,502,000 for the December 1999 quarter. Segment net revenues for the December 2000 quarter included approximately $1,200,000 from a successful sales re-promotion program targeting certain previously released theatrical DVD titles. The Company has other sales re-promotion programs planned for the balance of the fiscal year, although none will be as extensive in terms of revenues as this quarter's re-promotion program. Although the Company released a greater number of exclusive new titles during the December 2000 quarter, the wholesale customer demand for those titles as a whole were not as strong as the December 1999 quarter's new releases. Additionally, the Company experienced a significant decline in the December 2000 quarter's net revenues from the distribution of DVD programming to certain Internet retailing customers. Two of the Company's top four Internet retailing customers during the December 1999 quarter did not purchase from the Company during the December 2000 quarter. One of those customers is no longer operating and the other is on credit hold due to its financial instability. During the December 2000 quarter, the Company released 130 exclusive DVD titles domestically, an 8.3% increase from 120 exclusive DVD titles released during the December 1999 quarter. The Company anticipates that worldwide household penetration of DVD players will continue to grow and will positively impact the Company's future DVD revenues.

     The Company's retail distribution segment, DVDPlanet, experienced continued growth in its DVD revenues. DVD revenues increased 21.8% to $4,129,000, or 95.5% of segment net revenues, for the December 2000 quarter from $3,391,000, or 81.2% of segment net revenues, for the December 1999 quarter. Net revenues of DVD programming via Internet/mail order increased 22.8% to $3,001,000 for the December 2000 quarter from $2,444,000 for the December 1999 quarter. Overall net revenues for DVDPlanet for the December 2000 quarter increased 3.5% to $4,322,000 from $4,175,000 for the December 1999 quarter. Management believes DVDPlanet's net revenues have been positively impacted by the financial difficulties and related contraction of the Internet retailing sector, which includes many of DVDPlanet's direct competitors. The December 1999 quarter included laserdisc revenues of approximately $784,000 compared to only $193,000 for the December 2000 quarter. See "Liquidity and Capital Resources --
                                ---
Management's Plan to Improve Fiscal 2002 DVDPlanet Operating Results."

     Net revenues for the Company's international wholesale distribution segment for the December 2000 quarter were $1,708,000, the third full quarter of revenue generating operations, as compared to $60,000 for the December 1999 quarter. This segment was formed in June 1999. Approximately $1,369,000, or 80.2% of segment revenues, was derived from international wholesale distribution of the Company's licensed DVD and VHS programming, either through local sub-distribution or local sub-licensees. Approximately $249,000, or 14.6% of segment revenues, was derived from international broadcast exploitation of the Company's licensed programming. Approximately $90,000, or 5.3% of segment revenues, was derived from domestic broadcast exploitation of the Company's licensed programming.

     The following tables present consolidated cost of sales by reportable business segment and as a percentage of related segment net revenues for the three months ended December 31, 2000 and 1999:


                                                      Three Months Ended
                                                          December 31,
                                                      ------------------
                                                        2000      1999
                                                      --------  --------
                                                        (in thousands)
     Cost of sales:
     Domestic wholesale distribution                   $15,069   $18,109
     Retail distribution                                 3,792     3,627
     International wholesale distribution                1,133        28
     Inter-segment eliminations                         (3,131)   (3,658)
                                                       -------   -------
     Consolidated                                      $16,863   $18,106
                                                       =======   =======

     As a percentage of segment net revenues:                              % Change
                                                                           --------
     Domestic wholesale distribution                      69.0%     73.9%     (4.9)%
     Retail distribution                                  87.7      86.9        0.8
     International wholesale distribution                 66.3      46.7          *
                                                       -------   -------   --------
     Consolidated                                         68.2%     72.2%     (4.0)%
                                                       =======   =======   ========

     ----------------------------
     * not meaningful

     Consolidated cost of sales for the December 2000 quarter was $16,863,000, or 68.2% of net revenues, compared to $18,106,000, or 72.2% of net revenues, for the December 1999 quarter. Consolidated gross profit margin improved to 31.8% for the December 2000 quarter from 27.8% for the December 1999 quarter. The increase in gross profit margin primarily reflects the sales mix of higher-margin exclusive DVD programming and, to a lesser extent, lower DVD replication costs. The Company anticipates that DVD replication costs will further decline in the near future.

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

     The following tables present consolidated selling expenses by reportable business segment and as a percentage of related segment net revenues for the three months ended December 31, 2000 and 1999:


                                                        Three months ended
                                                            December 31,
                                                        ------------------
                                                         2000       1999    % Change
                                                        ------     ------   --------
                                                          (in thousands)
     Selling expenses:
     Domestic wholesale distribution                    $1,736     $1,550       12.0%
     Retail distribution                                   647        534       21.2
     International wholesale distribution                  512        130      293.8
                                                        ------     ------      -----
     Consolidated                                       $2,895     $2,214       30.8%
                                                        ======     ======      =====

     As a percentage of segment net revenues:
     Domestic wholesale distribution                       8.0%       6.3%       1.7%
     Retail distribution                                  15.0       12.8        2.2
     International wholesale distribution                 30.0          *          *
                                                        ------     ------      -----
     Consolidated                                         11.7%       8.8%       2.9%
                                                        ======     ======      =====

     ------------------------------------
     * not meaningful

     Consolidated selling expenses for the December 2000 quarter increased 30.8% to $2,895,000 from $2,214,000 for the December 1999 quarter. As a percentage of consolidated net revenues, consolidated selling expenses for the December 2000 quarter increased to 11.7% from 8.8% for the December 1999 quarter. Factors leading to the increase in selling expenses for the December 2000 quarter as compared to the December 1999 quarter are detailed below.

     Selling expenses for the domestic wholesale distribution segment were up 12.0% to $1,736,000 for the December 2000 quarter from $1,550,000 for the December 1999 quarter. As a percentage of segment net revenues, selling expenses for the December 2000 quarter were 8.0%, up from 6.3% for the December 1999 quarter. The December 2000 quarter had increased expenditures for net freight (higher by $85,000), advertising and promotion (higher by $53,000) and sale commissions (higher by $46,000) over that of the December 1999 quarter.

     Selling expenses for the retail distribution segment increased 21.2% to $647,000 for the December 2000 quarter from $534,000 for the December 1999 quarter. As a percentage of segment net revenues, selling expenses for the December 2000 quarter were 15.0%, up from 12.8% for the December 1999 quarter. The December 2000 quarter had increased personnel costs (higher by $114,000) compared to the December 1999 quarter as a result of increased sales and customer service staff and annual raises. See "Liquidity and Capital Resources
                                           ---
-- Management's Plan to Improve Fiscal 2002 DVDPlanet Operating Results."

     Selling expenses for the international wholesale distribution segment increased 293.8% to $512,000 for the December 2000 quarter from $130,000 for the December 1999 quarter. The December 2000 quarter had increased expenditures for advertising (higher by $222,000), promotion (higher by $64,000) and international travel and trade shows (higher by $61,000), to increase retail and wholesale awareness of the Company's internationally distributed programming.

     The following tables present consolidated general and administrative expenses by reportable business segment and as a percentage of related segment net revenues for the three months ended December 31, 2000 and 1999:


                                                        Three months ended
                                                           December 31,
                                                        ------    ------
                                                         2000      1999      % Change
                                                        ------    ------     --------
                                                         (in thousands)
     General and administrative expenses:
     Domestic wholesale distribution                    $1,891     $1,626      16.3%
     Retail distribution                                   383        369       3.8
     International wholesale distribution                  129         45     186.7
                                                        ------     ------     -----
     Consolidated                                       $2,403     $2,040      17.8%
                                                        ======     ======     =====

     As a percentage of segment net revenues:
     Domestic wholesale distribution                       8.7%       6.6%      2.1%
     Retail distribution                                   8.9        8.8       0.1
     International wholesale distribution                  7.6          *         *
                                                        ------     ------     -----
     Consolidated                                          9.7%       8.1%      1.6%
                                                        ======     ======     =====

     ---------------------------------
     * not meaningful

     Consolidated general and administrative expenses for the December 2000 quarter increased 17.8% to $2,403,000 from $2,040,000 for the December 1999 quarter. As a percentage of consolidated net revenues, consolidated general and administrative expenses for the December 2000 quarter increased to 9.7% from 8.1% for the December 1999 quarter. Factors that led to the increase in consolidated general and administrative expenses for the December 2000 quarter as compared to the December 1999 quarter are detailed below.

     General and administrative expenses for the domestic wholesale distribution segment for the December 2000 quarter were up 16.3% to $1,891,000 from $1,626,000 for the December 1999 quarter. As a percentage of segment net revenues, general and administrative expenses for the December 2000 quarter were 8.7%, up from 6.6% for the December 1999 quarter. The increase in general and administrative expenses for the December 2000 quarter results primarily from increased personnel costs, including annual raises, performance-based bonuses and amortization of restricted stock units (higher by $259,000) and higher depreciation and amortization expense (higher by $67,000), offset in part, by reduced expenditures for professional fees (lower by $68,000).

     General and administrative expenses for the retail distribution segment increased 3.8% to $383,000 for the December 2000 quarter from $369,000 for the December 1999 quarter. As a percentage of segment net revenues, general and administrative expenses for the December 2000 quarter were 8.9%, up from 8.8% for the December 1999 quarter.

     Amortization of production costs for the December 2000 quarter increased 37.5% to $1,419,000, or 5.7% of consolidated net revenues, from $1,032,000, or 4.1% of consolidated net revenues, for the December 1999 quarter. This increase is a result of the increased number of exclusively licensed programs for international distribution released and amortized during the period as compared to the prior period. Production costs for international programming are higher on a per-title basis than that for domestic programming. International programs often require dubbing, subtitling and format conversions. Additionally, DVD authoring and compression for international titles is typically performed out-of-house whereas these processes for domestic titles are primarily performed in-house.

     Interest expense, net of interest income, for the December 2000 quarter increased 12.3% to $446,000 from $397,000 for the December 1999 quarter. The increase is attributable primarily to higher weighted average debt and interest rate levels during the December 2000 quarter as compared to the December 1999 quarter.

     Other income was $12,000 and $111,000 for the three months ended December 31, 2000 and 1999, respectively, consisting primarily of the minority interest in the net loss of the Aviva joint venture.

     Income tax expense of $18,000 for the December 2000 quarter reflects an estimated consolidated effective tax rate of approximately 3.0%. The effective tax rate is lower than the statutory rate due to utilization of net operating loss carryforwards that offset Federal and state income tax liabilities. The effective tax rate is subject to on going review by management on a regular basis. The Company did not record an income tax expense for the December 1999 quarter due to the cumulative consolidated net loss for the nine-month period ended December 31, 1999.

     Consolidated net income for the December 2000 quarter was $577,000, or $.04 per diluted share, as compared to $1,261,000, or $.08 per diluted share, for the December 1999 quarter.

The Nine Months Ended December 31, 2000 Compared to The Nine Months Ended December 30, 1999

     The following table presents consolidated net revenues by reportable business segment for the nine months ended December 31, 2000 and 1999:


                                                   Nine months ended
                                                      December 31,
                                                   ------------------
                                                     2000      1999    % Change
                                                   -------    -------  --------
                                                     (in thousands)
     Net revenues:
     Domestic wholesale distribution               $67,384    $58,761   14.7%
     Retail distribution                            11,347     11,401   (0.5)
     International wholesale distribution            4,452         60      *
     Inter-segment eliminations                     (9,357)    (9,318)     *
                                                   -------    -------   ----
     Consolidated                                  $73,826    $60,904   21.2%
                                                   =======    =======   ====

     ------------------------
     * not meaningful

     Consolidated net revenues for all segments for the nine months ended December 31, 2000 increased 21.2% to $73,826,000 from $60,904,000 for the nine months ended December 31, 1999. This increase is a result of growing sales of DVD programming partially offset by declining laserdisc revenues. The Company experienced continued growth in its sales of DVD programming domestically and internationally driven by the Company's anticipated continued licensing of exclusive programming and the continued growth in DVD player-household penetration.

     Consolidated net revenues of DVD programming for the nine months ended December 31, 2000 increased 34.3% to $69,077,000, or 93.6% of consolidated net revenues, from $51,416,000, or 84.4% of net revenues, for the nine months ended December 31, 1999. Approximately 67.4% of consolidated net revenues of DVD programming for the nine months ended December 31, 2000 were derived from exclusively licensed or distributed programming as compared to 58.3% for the nine months ended December 31, 1999. Net revenues of VHS and CD programming for the nine months ended December 31, 2000 were $3,478,000, or 4.7% of consolidated net revenues, as compared to $2,587,000, or 4.3% of consolidated net revenues for the nine months ended December 31, 1999. Net revenues of laserdisc programming for the nine months ended December 31, 2000 were $1,271,000, or 1.7% of consolidated net revenues, as compared to $6,901,000, or 11.3% of consolidated net revenues, for the nine months ended December 31, 1999.

     Net revenues for the Company's domestic wholesale distribution segment for the nine months ended December 31, 2000 increased 14.7% to $67,384,000 from net revenues of $58,761,000 for the nine months ended December 31, 1999. Segment net revenues for the nine months ended December 31, 2000 included approximately $5,200,000 from a successful sales re-promotion program targeting certain previously released theatrical DVD titles. The Company has other sales re-promotion programs planned for the balance of the fiscal year, although none will be as extensive in terms of revenues as this re-promotion program. During the nine months ended December 31, 2000, the Company released

443 exclusive DVD titles domestically, a 29.5% increase from 342 exclusive DVD titles released during the nine months ended December 31, 1999.

     Net revenues of DVD programming for the Company's retail distribution segment were up 38.9% to $10,581,000, or 93.2% of segment net revenues, for the nine months ended December 31, 2000 from $7,620,000, or 66.8% of segment net revenues, for the nine months ended December 31, 1999. Net revenues of DVD programming via Internet/mail order increased 35.6% to $7,530,000 for the nine months ended December 31, 2000 from $5,553,000 for the nine months ended December 31, 1999. Overall net revenues for DVDPlanet for the nine months ended December 31, 2000 decreased 0.5% to $11,347,000 from $11,401,000 for the nine months ended December 31, 1999. Although comparative net revenues for DVDPlanet for the nine months ended December 31, 2000 were down due to anticipated declining laserdisc sales, DVD sales were 38.9% higher. See "Liquidity and
                                                         ---
Capital Resources -- Management's Plan to Improve Fiscal 2002 DVDPlanet Operating Results."

     Net revenues for the Company's international wholesale distribution segment for the nine months ended December 31, 2000 were $4,452,000 compared to $60,000 for the nine months ended December 31, 1999. This segment was formed in June 1999. Approximately $3,368,000, or 75.7% of segment revenues, was derived from international wholesale distribution of the Company's licensed DVD and VHS programming, either through local sub-distribution or local sub-licensees. Approximately $869,000, or 19.5% of segment revenues, was derived from international broadcast exploitation of the Company's licensed programming. Approximately $215,000, or 4.8% of segment revenues, was derived from domestic broadcast exploitation of the Company's licensed programming.

     The following tables present consolidated cost of sales by reportable business segment and as a percentage of related segment net revenues for the nine months ended December 31, 2000 and 1999:

                                                       Nine Months Ended
                                                          December 31,
                                                       ------------------
                                                         2000       1999
                                                       -------     ------
                                                         (in thousands)
     Cost of sales:
     Domestic wholesale distribution                   $46,628   $44,537
     Retail distribution                                 9,891     9,698
     International wholesale distribution                2,957        28
     Inter-segment eliminations                         (9,354)   (9,264)
                                                       -------   -------
     Consolidated                                      $50,122   $44,999
                                                       =======   =======

     As a percentage of segment net revenues:                              % Change
                                                                           --------
     Domestic wholesale distribution                      69.2%     75.8%     (6.6)%
     Retail distribution                                  87.2      85.1       2.1
     International wholesale distribution                 66.4        --         *
                                                       -------   -------   --------
     Consolidated                                         67.9%     73.9%     (6.0)%
                                                       =======   =======   ========

     ----------------------
     * not meaningful

     Consolidated cost of sales for the nine months ended December 31, 2000 was $50,122,000, or 67.9% of net revenues, compared to $44,999,000, or 73.9% of net revenues, for the nine months ended December 31, 1999. Consolidated gross profit margin improved to 32.1% for the nine months ended December 31, 2000 from 26.1% for the nine months ended December 31, 1999. The increase in gross profit margin primarily reflects the growth in the Company's exclusive DVD revenues, the continued shift in sales mix from exclusive laserdisc to higher profit margin exclusive DVD programming and lower DVD replication costs.

     The following tables present consolidated selling expenses by reportable business segment and as a percentage of related segment net revenues for the nine months ended December 31, 2000 and 1999:



                                                         Nine months ended
                                                            December 31,
                                                        ------------------
                                                         2000       1999    % Change
                                                        ------     -------  --------
                                                         (in thousands)
     Selling expenses:
     Domestic wholesale distribution                    $4,946     $4,070      21.5%
     Retail distribution                                 2,070      2,036       1.7
     International wholesale distribution                1,124        320     251.3
                                                        ------     ------     -----
     Consolidated                                       $8,140     $6,426      26.7%
                                                        ======     ======     =====

     As a percentage of segment net revenues:
     Domestic wholesale distribution                       7.3%       6.9%      0.4%
     Retail distribution                                  18.2       17.9       0.3
     International wholesale distribution                 25.2          *         *
                                                        ------     ------     -----
     Consolidated                                         11.0%      10.6%      0.4%
                                                        ======     ======     =====

     ----------------------
     * not meaningful

     Consolidated selling expenses for the nine months ended December 31, 2000 increased 26.7% to $8,140,000 from $6,426,000 for the nine months ended December 31, 1999. As a percentage of consolidated net revenues, consolidated selling expenses for the nine months ended December 31, 2000 increased to 11.0% from 10.6% for the nine months ended December 31, 1999. Factors that led to the increase in consolidated selling expenses for the nine months ended December 31, 2000 as compared to the December 1999 period are detailed below.

     Selling expenses for the domestic wholesale distribution segment were up 21.5% to $4,946,000 for the nine months ended December 31, 2000 from $4,070,000 for the nine months ended December 31, 1999. As a percentage of segment net revenues, selling expenses for the nine months ended December 31, 2000 were 7.3%, up from 6.9% for the nine months ended December 31, 1999. The Company incurred comparatively higher promotional and advertising expenditures (higher by $335,000) during the nine months ended December 31, 2000. Additionally, as compared to the December 1999 nine-month period, the December 2000 period included comparatively higher net freight expenditures (higher by $269,000) due primarily to comparatively higher net revenues for the period as well as higher sales commissions and personnel costs (higher by $176,000).

     Selling expenses for the retail distribution segment increased 1.7% to $2,070,000 for the nine months ended December 31, 2000 from $2,036,000 for the nine months ended December 31, 1999. As a percentage of segment net revenues, selling expenses for the nine months ended December 31, 2000 were 18.2%, up from 17.9% for the nine months ended December 31, 1999. The nine months ended December 31, 2000 included comparatively higher personnel costs (higher by $508,000) as a result of increased sales and customer service staff and annual raises. The December 1999 period included comparatively higher promotional expenses (higher by $449,000). See "Liquidity and Capital Resources --
                                ---
Management's Plan to Improve Fiscal 2002 DVDPlanet Operating Results."

     Selling expenses for the international wholesale distribution segment increased 251.3% to $1,124,000 for the nine months ended December 31, 2000 from $320,000 for the comparative 1999 period. The December 2000 nine month period had increased expenditures for advertising (higher by $363,000), promotion (higher by $286,000) and international travel and trade shows (higher by $79,000), to increase retail and wholesale awareness of the Company's internationally distributed programming.

     The following tables present consolidated general and administrative expenses by reportable business segment and as a percentage of related segment net revenues for the nine months ended December 31, 2000 and 1999:


                                                        Nine months ended
                                                           December 31,
                                                        -----------------
                                                         2000      1999    % Change
                                                        ------   --------  --------
                                                         (in thousands)
     General and administrative expenses:
     Domestic wholesale distribution                    $5,607     $4,704    19.2%
     Retail distribution                                 1,114      1,006    10.7
     International wholesale distribution                  263        109   141.3
                                                        ------     ------   -----
     Consolidated                                       $6,984     $5,819    20.0%
                                                        ======     ======   =====

     As a percentage of segment net revenues:
     Domestic wholesale distribution                       8.3%       8.0%    0.3%
     Retail distribution                                   9.8        8.8     1.0
     International wholesale distribution                  5.9          *       *
                                                        ------     ------   -----
     Consolidated                                          9.5%       9.6%  (0.1)%
                                                        ======     ======   =====

     ---------------------
     * not meaningful

     Consolidated general and administrative expenses for the nine months ended December 31, 2000 increased 20.0% to $6,984,000 from $5,819,000 for the nine months ended December 31, 1999. As a percentage of consolidated net revenues, consolidated general and administrative expenses for the nine months ended December 31, 2000 were 9.5%, down from 9.6% for the nine months ended December 31, 1999. Factors that led to the increase in consolidated general and administrative expenses in absolute dollars for the nine months ended December 31, 2000 as compared to the nine months ended December 31, 1999 are detailed below.

     General and administrative expenses for the domestic wholesale distribution segment for the nine months ended December 31, 2000 were up 19.2% to $5,607,000 from $4,704,000 for the nine months ended December 31, 1999. As a percentage of segment net revenues, general and administrative expenses for the nine months ended December 31, 2000 were 8.3%, up from 8.0% for the nine months ended December 31, 1999. The increase in general and administrative expenses for the nine months ended December 31, 2000 results primarily from higher personnel costs, including annual raises, performance-based bonuses and amortization of restricted stock units (higher by $586,000), a higher provision for potential uncollectible accounts receivable (higher by $429,000), and higher depreciation and amortization expense (higher by $182,000), offset in part, by reduced expenditures for professional fees (lower by $314,000).

     General and administrative expenses for the retail distribution segment increased 10.7% to $1,114,000 for the nine months ended December 31, 2000 from $1,006,000 for the nine months ended December 31, 1999. As a percentage of segment net revenues, general and administrative expenses for the nine months ended December 31, 2000 were 9.8%, up from 8.8% for the nine months ended December 31, 1999. The increase in general and administrative expenses was primarily due to higher depreciation expense for the nine months ended December 31, 2000.

     Amortization of production costs for the nine months ended December 31, 2000 increased 25.0% to $3,621,000, or 4.9% of consolidated net revenues, from $2,896,000, or 4.8% of consolidated net revenues, for the nine months ended December 31, 1999 resulting from an increase in exclusive titles (domestic and international versions) released and amortized during the December 2000 period compared to the December 1999 period.

     Interest expense, net of interest income, for the nine months ended December 31, 2000 increased 15.7% to $1,295,000 from $1,119,000 for the nine months ended December 31, 1999. The increase is attributable primarily to higher weighted average debt and interest rate levels during the nine months ended December 31, 2000 as compared to the nine months ended December 31, 1999.

     Other income for the nine months ended December 31, 2000 was $475,000 consisting of gain on sale of land of $499,000, net of the minority interest in the net loss of the Aviva joint venture of $24,000. Other income for the nine months ended December 31, 1999 of $437,000 consists primarily of minority interest in the net loss of the Aviva joint venture.

     Income tax expense of $113,000 for the nine months ended December 31, 2000 reflects an estimated consolidated effective tax rate of approximately 3.0%.
The effective tax rate is lower than the statutory rate due to utilization of net operating loss carryforwards that offset Federal and state income tax liabilities. The effective tax rate is subject to on going review by management on a regular basis. The Company did not record an income tax expense for the nine months ended December 31, 1999 due to the consolidated net loss.

     Consolidated net income for the nine months ended December 31, 2000 was $3,645,000, or $.22 per diluted share, as compared to a consolidated net loss of $295,000, or $.02 per diluted share, for the nine months ended December 31, 1999.

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

Sources and Uses of Working Capital, Nine Months Ended December 31, 2000 and
1999.

     Net cash provided by operating activities for the nine months ended December 31, 2000 was $4,528,000 compared to net cash used in operating activities of $4,388,000 for the comparative December 1999 period. The major factors contributing to the significant increase in net cash provided by operating activities for the nine months ended December 31, 2000 are as follows:
(i) the nine months ended December 31, 2000 provided net income of $3,645,000 compared to a net loss of $295,000 for the nine months ended December 31, 1999;
(ii) the nine months ended December 31, 2000 had a higher comparative depreciation and amortization of property, equipment and improvements, production costs and restricted stock units; and, (iii) the nine months ended December 31, 1999 had a higher comparative increase in inventories and prepaid assets.

     Investing activities used net cash of $1,158,000 for the nine months ended December 31, 2000 compared to $24,000 net cash provided for the comparative December 1999 period. The December 2000 period included increased capital expenditures incurred to upgrade the Company's distribution facility in Las Vegas, Nevada as well as upgrade the Company's in-house production facility. Offsetting these expenditures, the Company received net proceeds of approximately $1,399,000 from the sale of vacant land adjacent to its distribution facility.

     Net cash used in financing activities for the nine months ended December 31, 2000 was $4,037,000 compared to net cash provided by financing activities for the nine months ended December 31, 1999 of $3,641,000. The increased use of cash is primarily due to net repayment of interest-bearing debt during the nine months ended December 31, 2000 compared to net borrowings during the nine months ended December 31, 1999. Additionally, the Company spent $1,849,000 related to its stock repurchase program during the December 2000 period.

Financing Activities.

     Revolving Credit and Term Loan Facility.  At December 31, 2000, the Company
     ---------------------------------------
had $7,940,000 outstanding under its $15,000,000 revolving credit facility and $420,000 outstanding under its $500,000 term loan facility with Foothill Capital Corporation ("Foothill") and had borrowing availability of $6,610,000 under its revolving credit facility, net of amounts utilized for outstanding standby letters of credit. The Company has fully utilized its borrowing availability under its term loan facility. Borrowings under the revolving credit and term loan facility bear interest at prime plus 0.75% (10.25% at December 31, 2000). The term of the revolving credit and term loan facility ends December 28, 2001 but is renewable automatically thereafter for successive one-year periods.

     Real Estate Credit Facility.  At December 31, 2000, $3,047,000 in
     ---------------------------
borrowings were outstanding under the revolving real estate credit facility with Bank of America National Trust and Savings Association in Nevada. Borrowings bear interest at LIBOR plus 2.25% (9.05% at December 31, 2000). The Company may repay and reborrow principal amounts provided the outstanding borrowings do not exceed the maximum commitment of $3,047,000 at December 31, 2000, reduced quarterly by $43,000. The credit facility expires January 31, 2008.

     Distribution Equipment Lease Facility.  At December 31, 2000, $1,156,000 in
     -------------------------------------
borrowings were outstanding under the distribution equipment lease facility with BankAmerica Leasing and Capital Corporation. Borrowings bear interest at a fixed rate of 7.719% and are repaid quarterly through October 1, 2003.

     Equipment Line of Credit.  On June 28, 2000, the Company entered into a
     ------------------------
Business Loan Agreement with Bank of America, N.A. in Nevada for an equipment line of credit of up to $1,000,000. The line is available for borrowing through August 30, 2001. Outstanding borrowings are to be repaid in 42 successive equal monthly installments beginning September 30, 2001 through the line's expiration on February 28, 2005. The Company has the option to borrow at prime plus 1.25% or LIBOR plus 2.50%, subject to a minimum borrowing requirement. Interest is payable monthly. Outstanding borrowings are secured by the related equipment purchased by the Company. The loan agreement contains the same covenants as the Company's other loan agreements with Bank of America. The Company had $647,000 outstanding under this line at December 31, 2000, all of which bore interest at LIBOR plus 2.50% (ranging from 9.01% to 9.22% at December 31, 2000).

     Convertible Subordinated Note Payable.  At December 31, 2000, the Company
     -------------------------------------
had $5,000,000 outstanding under the convertible subordinated note payable, bearing interest at 8.0% and due September 29, 2002.

     At December 31, 2000, the Company was in compliance with all financial and operating covenants under its debt agreements.

Other Obligations.

     At December 31, 2000, the Company had future license obligations for royalty advances, minimum guarantees and other fees of $3,613,000 due during the remainder of fiscal 2001, $4,651,000 due during fiscal 2002 and $122,000 due during fiscal 2003. These advances and guarantees are recoupable against royalties and distribution fees earned (in connection with Company revenues) by the licensors and program suppliers, respectively. Depending upon the competition for license and exclusive distribution rights, the Company may have to pay increased advances, guarantees and/or royalty rates in order to acquire or retain such rights in the future.

     At December 31, 2000, the Company had $450,000 of outstanding standby letters of credit issued by Foothill of which $300,000 expire on June 30, 2001 and $150,000 expire on November 18, 2001. These letters of credit secure trade payables due program suppliers.

Other Items.

     In August 2000, the Company closed escrow for the sale (to a real estate developer) of the remaining approximate 4.7 acres of vacant land adjacent to the Company's 8.4 acre warehouse and distribution facility site in Las Vegas, Nevada for net proceeds of approximately $1,399,000.

     Under the Company's reinstated stock repurchase program announced in August 2000, the Company has repurchased 513,600 shares through December 31, 2000 for $1,849,000 (average price of $3.60 per share), including brokerage commissions. At December 31, 2000, there were 320,400 common shares remaining for repurchase under the January 1995 Board of Directors' authorized program to repurchase up to 2.5 million common shares. Under the program, the Company may purchase shares from time to time in the open market and/or through privately negotiated transactions based upon current market conditions and other factors.

Management's Plan to Improve Fiscal 2002 DVDPlanet Operating Results.

     In July 1999, the Company began expanding the DVDPlanet employee base in anticipation of growth in DVD revenues through Internet direct-to-consumer distribution. The majority of the new employees hired were based in the Company's Chatsworth, California corporate headquarters and not at DVDPlanet's retail store and distribution center in Westminster, California. From mid-calendar 1999 and throughout calendar 2000, competing Internet retailers offered DVD programming to consumers at deep discounts, often at or below their actual cost, in an effort to capture new customers. Management believes that profitability for these Internet retailers was ultimately sacrificed to obtain rapid revenue growth during this period. Although DVDPlanet did lower its pricing to consumers with an additional discount from the suggested retail price, it did not eliminate its entire gross profit margin to match its competitors' pricing. Management believes, in large part because of its of competitors' pricing policies, DVDPlanet's revenue growth has been below management's expectations. In the past 120 days, the financial difficulties and related attrition experienced by certain Internet DVD retailers has led to generally increased pricing to consumers by the remaining Internet DVD retailers. Management believes this recent overall pricing increase by DVDPlanet's competitors has positively impacted recent DVDPlanet Internet-based revenues, because the disparity in pricing between DVDPlanet and its competitors has narrowed.

     With lower than expected revenue growth and a significant increase in operating expenses, DVDPlanet has sustained upwardly trending quarterly losses. In response to this continued negative trend in the operating results of DVDPlanet, management has developed an "Action Plan" to improve the operating results of DVDPlanet with the goal of achieving positive cash flows and profitability. The Action Plan principally involves (a) initiatives which have been implemented or will be implemented prior to 100% fulfillment of DVDPlanet's distribution from the Company's Las Vegas warehouse and distribution facility (currently the majority of DVDPlanet's distribution is from the Westminster location) and (b) initiatives which will be implemented after achieving 100% fulfillment from Las Vegas (now anticipated to occur by fiscal year end March 31, 2001) and is described in more detail below:

     (a) Initiatives implemented or to be implemented prior to 100% fulfillment:
         ----------------------------------------------------------------------

         1. Reduce traditional discounts offered customers, effective March 1, 2001. Management estimates that this will positively impact overall segment gross profit margins by 3% to 5% and further believes this new pricing model will be competitive with the current Internet retailing competition.

          2. Increase DVDPlanet's shipping charges to consumers, effective March 1, 2001. Management estimates this change could increase annual segment shipping revenues by approximately $140,000 based upon historical segment shipping levels. Management further believes DVDPlanet's new shipping charge policy is competitive with the current Internet retailing competition.

          3. Decrease segment selling expenses by eliminating publication of the monthly The Source solicitation mailer, which is primarily
                           ----------
               used by DVDPlanet's mail order customers, effective February 1, 2001. Information contained in The Source, which includes
                                               ----------
               upcoming DVD release information as well as product specials and highlights is available on-line at DVDPlanet.com. Management estimates the related annual savings (printing and postage, net of advertising income received) will be approximately $200,000.

          4. Decrease segment payroll expenses by reducing DVDPlanet staff. In late January 2001, DVDPlanet reduced its staff by four employees (three full-time and one part-time). Management estimates the related annual savings will be $138,000 in salary and benefits. Additionally, seven full-time employees of DVDPlanet were transferred to the Company's wholesale distribution segment, eliminating that segment's immediate need to increase staffing in the areas of production, selling and business-to-business web site development. Management estimates the savings to the DVDPlanet segment by moving these employees will be approximately $390,000 in annual salary and benefits.

     (b)  Initiatives to be implemented upon achieving 100% fulfillment in Las
          --------------------------------------------------------------------
          Vegas:
          -----

          1. Realignment of all customer service, sales and distribution functions at the Westminster facility. The Company expects to significantly reduce staff levels as a result of this realignment, with an estimated segment salary and benefits savings ranging from approximately $230,000 to $280,000.

          2. Change class of shipping on majority of shipments from United States Postal Service "Priority" to "First Class" mail. Management estimates the related annual segment shipping expense savings will be approximately $200,000 based upon historical segment shipping activity. Management further believes that this class of service is competitive with the current Internet retailing competition.

     Management believes that the implementation of this Action Plan, as well as a continuing review of cost savings opportunities, will improve DVDPlanet's cash flows and operating results for the fiscal year ending March 31, 2002 as compared to the results, which will be reported for the fiscal year ending March 31, 2001. There can be no assurance that DVDPlanet's operating results will improve as a result of implementing these initiatives or that the goal of achieving positive cash flows and profitability will be reached.

Summary.

     Management believes that its projected cash flows from operations, borrowing availability under its lender revolving lines of credit, cash on hand and trade credit will provide the necessary capital to meet its projected cash requirements for at least the next 12 months. However, any projections of future cash needs and cash flows are subject to substantial uncertainty. The borrowing availability under the Company's revolving credit facility was limited to $6,610,000 at December 31, 2000 by the $15,000,000 line maximum. Had there not been this limit, the Company's borrowing availability, calculated using the facility-defined borrowing base, would have been higher by approximately $1,507,000. The Company would consider raising the line's maximum above $15,000,000 should it need access to this availability to grow its business and believes that given the positive trend of its financial results, the lender would accommodate the request, although there can be no assurance the lender would do so.

     If future cash flows to be generated from operations, future borrowing availability under its lender revolving lines of credit and future cash on hand are insufficient to satisfy the Company's continuing licensing and acquisition of exclusive DVD programming which require significant advance royalty or distribution fee payments, the Company will need to seek additional debt and/or equity financing. Failure to obtain this additional financing could significantly restrict the Company's growth plans. There can be no assurance that additional financing would be available in amounts or on terms acceptable to the Company, it at all.

Forward-looking Statements

     Forward-looking statements, within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, are contained throughout this Form 10-Q. Such statements are based on the beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. When used in this report, the words "anticipate," "believe," "estimate," "may," "plan," "expect" and similar expressions, variations of such terms or the negative of such terms as they relate to the Company or its management are intended to identify such forward-looking statements and should not be regarded as a representation by the Company, its management or any other person that the future events, plans or expectations contemplated by the Company will be achieved. Such statements are based on management's current expectations and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, the Company's actual results, performance or achievements could differ materially from those expressed in, or implied by, any such forward-looking statements. The Company has made forward-looking statements in this Form 10-Q concerning, among other things: (1) that worldwide DVD player household penetration will continue to grow and positively impact the Company's DVD revenues; (2) that DVD replication costs will further decline in the near future; (3) the implementation of any or all initiatives under management's DVDPlanet Action Plan will increase revenues, improve segment gross margins, increase annual segment shipping revenues, decrease segment selling expenses, decrease segment payroll expenses and decrease segment shipping expenses; (4) the implementation of any or all initiatives under management's DVDPlanet Action Plan will result in improved segment cash flows, operating results and profitability; (5) the Company's Las Vegas distribution center will fulfill 100% of DVDPlanet's orders by March 31, 2001; and (6) the Company's lender would increase the Company's maximum borrowing availability under its revolving credit facility if requested by the Company. Actual events or results may differ materially as a result of risks facing the Company. These risks include, but are not limited to: (1) customer and consumer tastes and preferences for the Company's domestic and international entertainment programming; (2) then-existing capacity at DVD replication vendors; (3) the DVDPlanet Action Plan might reduce sales volume; (4) the DVDPlanet Action Plan might reduce sales volume which, in turn, might reduce the benefit of certain economies of scale expected to be achieved upon implementation of the DVDPlanet Action Plan; (5) any further delay in 100% fulfillment of DVDPlanet's orders from the Company's Las Vegas facility could negatively impact the effectiveness of the DVDPlanet Action Plan in reducing expenses; (6) the Company will not successfully implement certain software upgrades and modifications for efficient third-party fulfillment; and (7) the Company's lender may refuse to increase the Company's maximum borrowing availability, if so requested by the Company. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements. Unless otherwise required by law, the Company disclaims any obligation to update any such factors or to announce publicly the result of any revisions to any of the forward-looking statements contained in this and other Securities and Exchange Commission filings of the Company to reflect future events or developments. In addition to the foregoing risk factors, the risks facing the Company include those contained in the Company's Annual Report on Form 10-K for the year ended March 31, 2000. The Risk Factors described in that Form 10-K are applicable to all forward-looking statements wherever they appear in this report.

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

Interest Rate Fluctuations. At December 31, 2000, approximately $12.1 million of the Company's outstanding borrowings are subject to changes in interest rates; however, the Company does not use derivatives to manage this risk. This exposure is linked to the prime rate and LIBOR. The Company believes that moderate changes in the prime rate or LIBOR would not materially affect the operating results or financial condition of the Company. For example, a 1% change in interest rates would result in an approximate $121,000 annual impact on pretax income (loss) based upon those outstanding borrowings at December 31, 2000.

Foreign Exchange Rate Fluctuations. At December 31, 2000, approximately $1,213,000 of the Company's accounts receivable related to international distribution and denominated in foreign currencies is subject to foreign exchange rate risk in the future. The Company distributes certain of its licensed DVD and videotape programming (for which the Company has international distribution rights) internationally through international sub-distributors. Additionally, the Company exploits international broadcast rights to its licensed entertainment programming. The Company believes that moderate changes in foreign exchange rates will not materially affect the operating results or financial condition of the Company. For example, a 10% change in exchange rates would result in an approximate $121,000 impact on pretax income (loss) based upon those outstanding receivables at December 31, 2000.

               REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------

     The condensed consolidated financial statements as of December 31, 2000 and for the three- and nine-month periods ended December 31, 2000 and 1999 in this Form 10-Q have been reviewed by KPMG LLP, independent certified public accountants, in accordance with established professional standards and procedures for such a review.

     The report of KPMG LLP commenting upon their review follows.

                      INDEPENDENT AUDITORS' REVIEW REPORT
                      -----------------------------------


The Board of Directors and Shareholders
Image Entertainment, Inc.:

We have reviewed the condensed consolidated balance sheet of Image Entertainment, Inc. and subsidiary as of December 31, 2000, and the related condensed consolidated statements of operations and cash flows for the three- and nine-month periods ended December 31, 2000 and 1999. These condensed consolidated financial statements are the responsibility of the Company's management.

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

Los Angeles, California
February 1, 2001

================================================================================
                          PART II - OTHER INFORMATION
================================================================================

ITEM 1.  Legal Proceedings.
         -----------------

         On November 16, 2000, Universal Studios Home Video, Inc. ("USHV") filed a complaint against the Company in Los Angeles Superior Court (Case No. BC240429), alleging causes of action for breach of contract and breach of the covenant of good faith and fair dealing. USHV's claims arise out of a three year license agreement between the parties pursuant to which USHV licensed to the Company the exclusive right to distribute, within the United States and Canada, 52 delineated motion pictures (the "Pictures") in the DVD format for the term September 15, 1997 to September 14, 2000. In its complaint, USHV alleges that, by reducing the wholesale price and suggested retail price of the Pictures, the Company breached the DVD license agreement. In its complaint, USHV has demanded for "compensatory damages according to proof but reasonably believed to be in excess of $5,000,000," reasonable attorneys' fees and costs of suit. On January 10, 2001, the Company filed its answer to the complaint, denying all of USHV's material allegations and asserting numerous affirmative defenses. The parties are currently beginning pre-trial discovery. No trial date has been set. The Company intends to vigorously defend itself in this action.

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

                               IMAGE ENTERTAINMENT, INC.



Date:  February 13, 2001       By:  /s/ MARTIN W. GREENWALD
                                    -----------------------
                                    Martin W. Greenwald
                                    Chairman of the Board, Chief Executive
                                    Officer,
                                    President and Treasurer



Date:  February 13, 2001       By:  /s/ JEFF M. FRAMER
                                    ------------------
                                    Jeff M. Framer
                                    Chief Financial Officer

================================================================================
                                 EXHIBIT INDEX
================================================================================

Exhibit No.    Description
--------------------------------------------------------------------------------

10.1 *+ Form of Director Stock Unit Award Agreement, dated as of October 1, 2000, between the Company and each of Ira Epstein, M. Trevenen Huxley and Stuart Segall.

15 *           Consent Letter of KPMG LLP, Independent Certified Public
               Accountants.

               -----------------------------------------------

               * Exhibit(s) not previously filed with the Securities and Exchange Commission.

               +  Management Contracts, Compensatory Plans or Arrangements.