Form 10-K
period 2001-03-31
IMAGE ENTERTAINMENT INC
filed 2001-06-28
CIK 216324

================================================================================
--------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                            _______________________


                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For The Fiscal Year Ended March 31, 2001

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For The Transition Period From
       .................... To ....................

                        Commission File Number 0-11071
                   ________________________________________

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES (x) NO ( )

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     At June 1, 2001, 15,801,649 shares of Common Stock were outstanding, and the aggregate market value of the shares of Common Stock held by the registrant's nonaffiliates was approximately $25,895,553 (based upon the closing price of the Common Stock on the NASDAQ National Market System on such date), excluding shares of Common Stock held by the registrant's directors, executive officers and 5% or more shareholders. Their holdings have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Part III - Proxy Statement for Registrant's 2001 Annual Meeting of Shareholders to be filed within 120 days of fiscal year-end.

================================================================================

                           IMAGE ENTERTAINMENT, INC.
                            Form 10-K Annual Report
                   For The Fiscal Year Ended March 31, 2001

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

PART II.................................................................................. 14

     ITEM 5.     Market for Registrant's Common Equity and Related Stockholder Matters... 14
     ITEM 6.     Selected Financial Data................................................. 15
     ITEM 7.     Management's Discussion and Analysis of Financial Condition and Results
                 of Operations........................................................... 16
     ITEM 7A.    Quantitative and Qualitative Disclosures About Market Risk.............. 32
     ITEM 8.     Financial Statements and Supplementary Data............................. 33
     ITEM 9.     Changes in and Disagreements with Accountants on Accounting and
                 Financial Disclosure.................................................... 58

PART III................................................................................. 58

     ITEM 10.    Directors and Executive Officers of the Registrant...................... 58
     ITEM 11.    Executive Compensation.................................................. 58
     ITEM 12.    Security Ownership of Certain Beneficial Owners and Management.......... 58
     ITEM 13.    Certain Relationships and Related Transactions.......................... 58

PART IV.................................................................................. 59

     ITEM 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K......... 59

SIGNATURES............................................................................... 61

--------------------------------------------------------------------------------
                                    PART I
--------------------------------------------------------------------------------

ITEM 1.   BUSINESS.
          --------

GENERAL

     Image Entertainment, Inc. ("Image") was incorporated in Colorado in April 1975 as Key International Film Distributors, Inc. Image's present name was adopted in June 1983. In November 1989, Image reincorporated in California. Image's principal executive offices are located at 9333 Oso Avenue, Chatsworth, California 91311. Image's telephone number is (818) 407-9100. Within this document, the "Company" collectively shall mean: Image; its wholly-owned subsidiary DVDPlanet.com, Inc., a California corporation (formerly known as Image Newco, Inc., doing business as Ken Crane's DVD/Laserdisc and DVDPlanet.com, Inc. ("DVDPlanet")); and Image's 50%-owned joint venture, Aviva International, LLC, a California limited liability company ("Aviva").

     The Company is primarily engaged in the business of licensing and distributing DVD format entertainment programming in the home video market. The Company distributes programming exclusively and nonexclusively. In addition to the DVD format, the Company distributes some of its exclusive titles in the VHS home video format. The Company also secures and exploits broadcast rights for certain of its exclusive titles. Broadcast rights may include exploitation via television, cable, satellite and radio media. Image has begun to secure Internet streaming and digital downloading rights for certain of its exclusive titles.

     The Company's business strategy is to actively pursue, secure and exploit exclusive rights to entertainment programming in as many home video formats and broadcast media as possible, and in as many territories as possible, for the longest term possible. To this end, Image has expanded its business and operations to produce its own entertainment programming, with an emphasis on music programming.

     Some of the exclusive titles currently available or soon to be released by Image include, by genre, the following:

                            Concerts & Music Videos
                            -----------------------
                          Santana:  Supernatural Live
                              Barry Manilow: Live
                         Steely Dan: 2 Against Nature
                 Phish:  Bittersweet Motel (Semi-documentary)
                          Eagles:  Hell Freezes Over*
           Cheap Trick: Silver 25/th/ Anniversary Homecoming Concert
                 Music In High Places (music series including
                  Alanis Morissette and other major artists)
                       Christina Aguilera: My Reflection
                    Paul McCartney: Live at the Cavern Club
                          Don Henley: Live Inside Job
                     My Favorite Broadway: The Love Songs
    BET on Jazz (music series including Chaka Khan and other major artists)

           Operas & Classical Music              Cult Feature Films         Special Interest/Classic Films
           ------------------------              ------------------         ------------------------------
      La Boheme directed by Baz Luhrmann            Black Sunday          IMAX: Adventures in Wild California
        Lohengrin with Placido Domingo               Dreamscape                  IMAX: Super Speedway
      Bizet's Carmen from Covent Garden              Nosferatu                  The Sorrow and the Pity
                                                   Short Circuit                    Of Mice and Men
                                                                                The Slipper & The Rose
                                                                                  A Room with a View

* to date, the industry's best selling DVD music title

--------------------------------------------------------------------------------
Image Entertainment, Inc.                                                      1

                 Television                  Direct-to-Video Feature Films           Foreign Films
                 ----------                  -----------------------------           -------------
             The Twilight Zone                     Killing Obsession               The Bicycle Thief
            The Howdy Doody Show                         Ms. 45                       Chushingura
                   I Spy                                                           Beyond the Clouds

        Mature Audience programming                    Animation                 Children's programming
        ---------------------------                    ---------                 ----------------------
                  Caligula                    Record of Lodoss War (1 - 6)          Davey & Goliath
       Penthouse Pet of the Year 2001              Creature Comforts                 Beany & Cecil

BUSINESS SEGMENTS

     The Company has three business segments:

     .    Program Licensing & Production/Domestic Wholesale Distribution.

     .    Direct-to-Consumer Retail Distribution.

     .    International Wholesale Distribution/Broadcast Rights Exploitation.

     Operation of the program licensing & production/domestic wholesale distribution ("Domestic Wholesale Distribution") segment is conducted by Image. Operation of the direct-to-consumer retail distribution ("Retail Distribution") segment is conducted by DVDPlanet in conjunction with Image. Operation of the international wholesale distribution/broadcast rights exploitation ("International Wholesale Distribution") segment is conducted by Aviva in conjunction with Image. Each of these segments is discussed in greater detail below.

     The following table presents consolidated net revenues by reportable business segment for the periods presented:

                                                     Fiscal Years Ended
                                                         March 31,
                                                   ---------------------
                                                      2001         2000           % Change
                                                   ----------   --------          --------
        Net revenues:                                  (in thousands)
        Domestic Wholesale Distribution            $   77,222    $68,767            12.3%
        Retail Distribution                            16,886     15,837             6.6
        International Wholesale Distribution            6,662        250               *
                                                   ----------   --------          ------
        Consolidated                               $  100,770   $ 84,854            18.8%
                                                   ==========   ========          ======

        ______________________
        * not meaningful

     Domestic Wholesale Distribution Segment.

     The Company distributes entertainment programming on both an exclusive and nonexclusive basis. The exclusive product distributed by the Company (mainly DVD format product) is typically produced, marketed and sold by the Company pursuant to an exclusive grant of rights -- typically a licensing arrangement but sometimes pursuant to an exclusive distribution agreement. The nonexclusive product distributed by the Company (DVD and other formats) is purchased directly from suppliers in final, finished and packaged form.

     Under Image's exclusive deals, Image often secures the right for the Company to distribute entertainment programming in a range of home video and entertainment formats, which may include all or any combination of the following: DVD, VHS, CD, and other formats. The distribution territory for exclusive product has traditionally been the United States and Canada; however, Image has been actively pursuing and securing exclusive international distribution rights. Increasingly, for exclusive programming, Image has also been securing exclusive broadcast rights which could include exploitation via all or any combination of the following media: television, cable, satellite, pay-per-view, radio and other broadcast media. Rights acquired may also encompass Internet streaming and digital downloading.

--------------------------------------------------------------------------------
2                                                      Image Entertainment, Inc.

For a discussion regarding the Company's exploitation of international wholesale distribution and broadcast rights, see "International Wholesale Distribution
                                   ---
Segment" below.

     Although the Company is beginning to expand on its strategy of securing and exploiting a broader grant of rights than exclusive domestic distribution of DVD format programming, domestic DVD distribution nonetheless continues to be Image's and DVDPlanet's core business. According to industry estimates, there are currently nearly 10,000 DVD titles available in the domestic market. Virtually all of these DVD titles can be purchased from Image and DVDPlanet, thereby making the Company a leading "one-stop" provider of DVD product. Image releases an average of 48 new exclusive DVD titles each month, adding to Image's existing catalogue of over 1,500 exclusive releases. Image's exclusive DVD titles are typically licensed from independent program suppliers (although Image had licensed a limited number of catalogue DVD titles from Orion Home Entertainment Corp. and Universal Studios Home Video, Inc. for which the Company's "sell-off period" expired March 31, 2001 and March 13, 2001, respectively). The balance of the Company's DVD offerings are purchased by Image directly from major motion picture studios and other program suppliers for distribution on a nonexclusive basis.

     The following table sets forth the percentage of consolidated net revenues derived from the distribution of exclusive and nonexclusive programming by format for the periods indicated:


                                                      Fiscal Years Ended
                                                           March 31,
                                                  ------------------------

                                                  2001        2000    1999
                                                  ----        ----    ----
                    Exclusive Programming:
                    DVD                           58.7%       51.3%   31.8%
                    Laserdisc                      0.7         6.2    28.0
                    VHS                            4.1         2.9     2.2
                    Broadcast/Sublicense           3.0         0.1      --
                                                 -----       -----   -----
                                                  66.5        60.5    62.0
                                                 -----       -----   -----
                    Nonexclusive Programming:
                    DVD                           30.8        33.7    28.1
                    Laserdisc                      1.1         3.3     7.0
                    CD                             0.4         0.8     1.8
                                                 -----       -----   -----
                                                  32.3        37.8    36.9
                                                 -----       -----   -----
                    Other                          1.2         1.7     1.1
                                                 -----       -----   -----
                    TOTAL                        100.0%      100.0%  100.0%
                                                 =====       =====   =====

     When Image licenses programming, its rights are generally exclusive. In return, Image pays royalties to the licensor. Royalties are expressed as a percentage of the Company's wholesale net revenues from program sales. Typically, Image must pay royalty advances which are recouped against royalties earned on a title-by-title basis or, if "cross-collateralized," against all or certain groups of licensed titles. Generally, Image's license agreements provide for a minimum term of five years, however, certain of Image's license agreements contain provisions for an extension of the term if Image meets certain specified performance targets. Traditionally, Image has sought and obtained domestic rights; however, Image now also actively pursues and secures international rights.

     In furtherance of Image's strategy of securing the broadest range of rights possible while ensuring an ongoing supply of quality programming for exclusive distribution, Image has begun to finance the production of entertainment programming. To date, the programs produced by Image are generally one-time, special event live music concerts, produced and filmed for the express purpose of exclusive exploitation by the Company in home video and/or broadcast markets. The distribution rights retained by Image in connection with its self-financed productions generally cover all territories and all now known or hereafter devised home video formats (including DVD), as well as a wide array of broadcast rights. Image sometimes also retains exclusive audio, Internet streaming and digital downloading rights. Image's exclusive rights typically span a minimum term of five years, and the territory is typically the world.

--------------------------------------------------------------------------------
Image Entertainment, Inc.                                                      3

     When Image licenses rights, it provides a variety of value-added services relative to the licensed programs, such as creation of the packaging, DVD authoring, compression and menu design, video master quality control, manufacturing (contracted through third party), marketing, sales, warehousing and distribution, and, in certain instances, the addition of enhancements such as separate audio tracks, commentaries, foreign language tracks, and other similar ancillary materials. All of these activities are typically performed by Image in-house, with the exception of the manufacturing and packaging of the finished product, which is performed by third party vendors.

     Manufacturing.  Under a typical license agreement, a program master and art
     -------------
work are delivered to Image. Image's in-house post-production facility creates a submaster with specifications for the necessary format. Image's in-house authoring and compression facility then typically also performs the work necessary to prepare a DVD master for manufacturing, as well as creating on-screen menus for each title. Occasionally, Image may use an outside facility to perform such services. Image's in-house graphic artists create the necessary packaging. Image currently engages Warner Advanced Media Operations (WAMO) to manufacture and package its domestic and international DVD programming. Commencing on August 1, 2001, Image will shift all such manufacturing work to MRT Technology, LLC, doing business as Ritek Global Media ("Ritek"). See "Item
                                                                     ---
7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources --New Disc Manufacturing Agreement and Revolving Loan Commitment."

     Marketing.  Image's marketing efforts, which are directed toward consumers
     ---------
and video software and hardware retailers, involve point-of-sale advertising, advertising in trade and consumer publications, national television and radio advertising campaigns, dealer incentive programs, trade show exhibits and bulletins featuring new releases and catalogue promotions. Image has also instituted account-specific marketing programs under which Image works directly with retailers to optimize and customize print advertising and other advertising programs aimed at promoting Image's exclusive product. The creation of specialized in-store displays and the sponsorship of celebrity appearances are other examples of account-specific programs. Image also implements Internet promotional activities which include product tie-ins, sweepstakes and give-aways associated with online retail customers, and the creation of genre-specific "boutiques" within direct-to-consumer Web sites.

     The Company spent approximately $1,108,000 for advertising in trade and consumer publications in fiscal 2001 (approximately $467,000 of which represents expenditures by the Retail Distribution and International Wholesale Distribution segments) and approximately $741,000 for advertising in trade and consumer publications in fiscal 2000. Additionally, the market development expenditures for account-specific and other marketing programs was approximately $616,000 for fiscal 2001 and approximately $321,000 for fiscal 2000.

     Image maintains a Web site on the Internet at www.image-entertainment.com. The Web site includes information regarding Image's exclusive titles, information of general interest to the home video consumer, and Company press releases. For a discussion of the Company's online retail Web sites, www.DVDPlanet.com and www.kencranes.com, see "Retail Distribution Segment"
                                         ---
below.

     Sales & Customers.  Image sells its product to retail customers (including
     -----------------
Internet retailers), distributors and via alternative distribution (which includes direct-to-consumer print catalogues, direct response campaigns and other non-traditional sales channels). DVDPlanet sells product directly to the consumer. See "Retail Distribution Segment" below. In fiscal 2001 and 2000,
           ---
DVDPlanet's sales accounted for 16.8% and 18.7%, respectively, of the consolidated net revenues of the Company. Some of Image's key customers include Amazon.com, Best Buy, Ingram Entertainment, Musicland Group, Tower Records & Video, and Transworld Entertainment. None of these customers accounted for net revenues individually in excess of 8.5% of Image's total net revenues for fiscal 2001 and 2000. Domestic delivery of all of the Company's product is effected through the Company's distribution and fulfillment facility in Las Vegas, Nevada. See "International Wholesale Distribution Segment" below for
         ---
information regarding international distribution by the Company.

     Although sales are generally considered final, Image allows customers to return a portion of their stock on a quarterly basis. Generally, this allowance is non-cumulative based on the customer's purchases during the prior quarter and limited on an individual-title basis. Image reserves for estimated returns as sales are recorded. Stock returns, other

--------------------------------------------------------------------------------
4                                                      Image Entertainment, Inc.

than for defective product, amounted to approximately 8.6% of net revenues in fiscal 2001, approximately 7.3% of net revenues in fiscal 2000, and approximately 4.9% of net revenues in fiscal 1999. Returns of defective product have been minimal and are generally covered by manufacturers' warranties.

     As of June 11, 2001, Image had approximately $3.8 million of backlog orders (91% from DVD product). Image expects to fill 100% of the backlog orders within the current fiscal year. As of June 1, 2000, Image had approximately $3.7 million of backlog orders (93% from DVD product).

     Retail Distribution Segment.

     Image's Retail Distribution segment operations are conducted exclusively by Image's wholly-owned subsidiary, DVDPlanet. DVDPlanet has been in operation since January 1999.

     DVDPlanet specializes in DVD software retailing through its www.DVDPlanet.com and www.kencranes.com Web sites and via mail order. DVDPlanet also owns and operates a DVD retail store in Westminster, California. DVDPlanet is Image's largest customer and makes all of its purchases from Image. DVDPlanet sells every DVD title sold by Image (approximately 10,000 titles).

     In March 2000, DVDPlanet launched a completely redesigned e-commerce Web site under the name "DVDPlanet.com." The site provides proprietary information about DVD releases, including titles, synopses, supplemental features, technical details and MPAA ratings. Further, the site features a search engine that assists consumers in finding product and features genre-specific "boutiques" within the Web site.

     DVDPlanet sells its product at a standard discount from the suggested retail price. See "Item 7. Management's Discussion and Analysis of Financial
              ---
Condition and Results of Operations --Liquidity and Capital Resources -- Management's Plan to Improve Fiscal 2002 DVDPlanet Operating Results." Purchases can only be effected through use of a major credit card. The site includes secure payment systems which protect the customer's name, address and credit card number.

     DVDPlanet has established an Internet affiliate program whereby other Web sites can refer customers to the DVDPlanet site and receive a referral fee based on sales generated. Finally, DVDPlanet provides customers with weekly email updates on product releases and sponsors promotions on other entertainment content Web sites.

     DVDPlanet's fulfillment operations are conducted at the Company's distribution and fulfillment facility located in Las Vegas, Nevada.

     International Wholesale Distribution Segment.

     The Company's International Wholesale Distribution segment activities are conducted by Image in conjunction with Aviva, a joint venture owned 50% by Image and 50% by home video veteran Michael Lopez, formed in June 1999. See "Item 7.
                                                                   ---
Management's Discussion and Analysis of Financial Condition and Results of Operations -- Fiscal 2000 Formation of Joint Venture -- Aviva International, LLC."

     The term of the joint venture currently runs through December 31, 2002, with an option to renew for an additional two year period upon mutual agreement of Image and Mr. Lopez. Mr. Lopez serves as Manager of Aviva and supervises the day-to-day operation of Aviva. All other actions require the consent of Image.

     The titles released by the Company internationally during fiscal year 2001 include Santana: Supernatural Live, Eagles: Hell Freezes Over, Barry Manilow:
Live, Steely Dan: 2 Against Nature, and the classic television series The Twilight Zone. In fiscal year 2002, the Company expects to release internationally titles which include Paul McCartney: Live at the Cavern Club, Christina Aguilera: My Reflection, Randy Travis Live: It Was Just A Matter Of Time, and MTV's 20/th/ Anniversary. When Image licenses rights for international distribution such rights often include all home

--------------------------------------------------------------------------------
Image Entertainment, Inc.                                                      5
video rights, all broadcast rights, and Internet and digital download rights throughout the world. Like broadcast air dates, release dates in the various home video formats vary by territory.

     The Company does not employ personnel outside of the United States. International distribution of home video product is achieved either through local distributors or through the sublicensing of international rights to local licensees. For each territory, Aviva determines whether it will use a local distributor or whether it will sublicense product. Aviva then identifies the appropriate third party distributors and sublicensees, and negotiates and secures, on Image's behalf, the terms of the respective relationships. Aviva receives a percentage of the net distribution revenues generated by Aviva's exploitation of Image's rights. See "Item 7. Management's Discussion and
                                 ---
Analysis of Financial Condition and Results of Operations -- Fiscal 2000 Formation of Joint Venture -- Aviva International, LLC."

     Local distributors represent Image's product in most major foreign territories. These distributors provide marketing, sales, collection and physical distribution services. Image maintains direct control over the manufacturing of the home video units as well as the pricing, inventory levels, release schedule and overall marketing expenditures associated with such units. Image's in-house production facility creates the international masters used to replicate the programs and Image's in-house creative services department provides the appropriate marketing and packaging template artwork. In Europe, which is currently the largest international market for Image's programming, DVD manufacturing is currently contracted through WAMO and the units are packaged and shipped by a WAMO affiliate in Germany which holds inventory for shipment to the international distributors. Image's European VHS duplication is contracted through a Netherlands entity which inventories and ships product to the international distributors. The DVD manufacturing and related services will shift to Ritek in fiscal year 2002.

     In smaller foreign markets, rather than engage the services of a local distributor, the Company typically enters into sublicense agreements with local sublicensees. Such agreements are negotiated, facilitated and managed by Aviva, and contain terms and conditions similar to the terms which typically govern Image's underlying rights agreements. The sublicensee is then responsible for the manufacturing, marketing, distribution and sale of the sublicensed program in their territory.

     Aviva also exploits, on Image's behalf, Image's broadcast rights both domestically and abroad. All broadcast arrangements are negotiated, facilitated and managed directly by Aviva. The buyer is typically a cable or satellite broadcaster, but is sometime a terrestrial (free) television or Internet broadcaster. The typical broadcast license involves the payment of a fixed, one-time fee for up to a two year term with a specified number of airings. Image's obligation is usually only to provide a broadcast master of the program. The Company's domestic and international broadcast exploitation of programming has included titles such as Barry Manilow's Live concert filmed in Nashville, Peter Frampton's Live in Detroit concert, and Santana's Supernatural Live concert. Titles projected for broadcast during fiscal year 2002 include Britney Spears Live, Christina Aguilera: My Reflection and Steely Dan: 2 Against Nature.

TRADEMARKS

     The Company has obtained Federal registration of the trademark "Image" and the service mark "DVDPlanet" from the United States Patent and Trademark Office. Additionally, the Company has pending applications for Federal registration of the trademark "DVDPlanet" and registration of the trademark and servicemark "DVDPlanet Your Online Source!" It is the Company's policy that it will seek to fully protect and vigorously defend its trademark rights in all applicable classes of goods and services.

COMPETITION

     With respect to sale of its exclusive product, Image faces competition from major motion picture studios for limited retail shelf space and limited retail budgeted purchase dollars. Most of these studios are subsidiaries of media conglomerates that have far greater resources than Image and generally have more popular titles available for sale. With respect to the sale of its nonexclusive product, Image faces competition from other distributors such as Ingram Entertainment, Valley Media, Inc. and Baker & Taylor who carry the same nonexclusive product. Image believes that to some extent it has a competitive advantage over certain of its competition in its nonexclusive product business

--------------------------------------------------------------------------------
6                                                      Image Entertainment, Inc.

because Image also affords retailers the opportunity to purchase Image's exclusive titles on a direct basis, therefore giving the retailers the ability to purchase both exclusive and nonexclusive titles from a single source. DVDPlanet faces competition from online retailers and traditional retailers, including mail-order houses, video clubs and "brick and mortar" retailers.

     Finally, Image faces competition in securing exclusive license rights. Image believes that it is able to successfully compete to obtain such rights because of the quality of its reputation and relationships, the quality of its product, its in-house services, and its ability to make advance payments against revenues to its suppliers. Management also believes that Image's status as an independent program supplier that can exploit programming in all home video and broadcast formats on a worldwide basis is also attractive to potential licensors. See "Forward-Looking Statements and Risk Factors" below.
            ---

EMPLOYEES

     As of June 1, 2001, Image had 158 full-time employees and 6 part-time employees, DVDPlanet had 29 full-time employees and 37 part-time employees, and Aviva had 7 full-time employees and 1 part-time employee.

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

     This Annual Report on Form 10-K contains certain forward-looking statements which Image believes are within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on the beliefs of Image's management as well as assumptions made by and information currently available to Image's management. When used in this document, the words "anticipate," "believe," "may," "estimate," "expect" and similar expressions, variations of such terms or the negative of such terms as they relate to Image or its management are intended to identify such forward-looking statements. Such statements are based on management's current expectations and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, Image's actual results, performance or achievements could differ materially from those expressed in, or implied by, any such forward-looking statements.

     The Company has made forward-looking statements in this Item 1 and subsequent Items (including but not limited to Item 7) of this Annual Report concerning, among other things, (1) that the Company's international revenues should grow if DVD player-households grow internationally, (2) that DVDPlanet revenues will benefit from the closing of certain Internet retailers, (3) that Image should replace revenue lost from the expiration of license agreements with Orion Home Entertainment Corp. and Universal Studios Home Video, Inc. during fiscal 2002 with revenue from new and existing licensing agreements, (4) that cost savings under the Ritek manufacturing agreement which begins August 1, 2001 should result in a lower cost structure (lower manufacturing and production costs) and accordingly, both increase gross margins and decrease production cost amortization as a percentage of net revenues beginning in the quarter ending December 31, 2001, (5) that implementation of management's action plan to improve fiscal 2002 DVDPlanet operating results along with a continuing review of cost savings opportunities should improve DVDPlanet's cash flows and operating results for the fiscal year ending March 31, 2002 as compared to fiscal 2001 (improved operating results would include (i) improved gross margins as a percentage of segment revenues and (ii) reduced selling expenses), and (6) that the Company can work with its international subdistributors to reduce future segment advertising and promotional expenses as a percentage of segment revenues. The inclusion of such forward-looking information should not be regarded as a representation by the Company, its management or any other person that the future events, plans or expectations contemplated by the Company will be achieved. Unless otherwise required by law, the Company undertakes no obligation to release publicly any updates or revisions to any such forward-looking statements that may reflect events or circumstances occurring after the date of this Annual Report. Important factors that could cause or contribute to such material differences include, but are not limited to, those discussed below and those described under the heading "Competition" above. You are cautioned not to place undue reliance on such forward-looking statements, which speak only as of their dates.

--------------------------------------------------------------------------------
Image Entertainment, Inc.                                                      7

     If We Cannot Maintain Relationships with Our Program Suppliers and Vendors, Our Business May Be Adversely Affected. We receive a significant amount of our revenues from the distribution of those DVDs for which we have exclusive agreements with program suppliers. We cannot assure you that we will be able to renew these exclusive rights as the existing agreements with each program supplier expire. For example, we were unable to renew our existing license agreements with Orion Home Entertainment Corp. and Universal Studios Home Video, Inc. when they expired in the fourth quarter of fiscal 2001. We also cannot assure you that our current program suppliers will continue to support the DVD format in accordance with our exclusive agreements. In addition, we cannot assure you that our current program suppliers will continue to license titles to us on the current terms or that we will be able to establish new program supplier relationships to ensure acquisition of titles in a timely and efficient manner or on an exclusive basis. If any of the foregoing occurs we could suffer a material adverse effect on our business, prospects, financial condition and results of operations.

     If We Cannot Continue to Secure DVD License and Distribution Rights, Our Business May Be Materially Adversely Affected. We cannot assure you that we will be able to continue to secure DVD and other license and distribution rights on terms acceptable to us. No major motion picture studio has granted exclusive DVD licenses for its new releases and most popular catalogue titles. Instead, the major motion picture studios sell this programming directly to retailers and other distributors including us. We also compete with independent licensing and distribution entities from the VHS sector of the home video market. We expect to be able to purchase DVD titles on a nonexclusive wholesale basis from all participating program suppliers for sale to our customers but we cannot assure you that we will be able to continue to do so if DVD program suppliers elect to sell directly to retailers, increase the number of entities distributing their programming or limit our access to their programming. In addition, our success will continue to be dependent upon our ability to identify and secure rights to programming which is appealing to consumers.

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

     Our Results of Operations Fluctuate Based on Seasonality and Variability. We have generally experienced higher sales of DVDs in the quarters ended December 31 and March 31 due to increased consumer spending associated with the year-end holidays and because most sales of a title occur in the first few months after its release. Accordingly, our revenues and results of operations may vary significantly from period to period, and the results of any one period may not be indicative of the results of any future periods. This seasonality also causes our revenues to be concentrated in the last two quarters of the fiscal year. In addition to seasonality issues, other factors have contributed to variability in our DVD net revenues on a quarterly basis. These factors include:

     .    the popularity of exclusive titles in release during the quarter;
     .    our marketing and promotional activities;
     .    our rights and distribution activities;
     . the extension, termination or non-renewal of existing license and distribution rights; and
     . general economic changes affecting the buying habits of our customers, particularly those changes affecting consumer demand for home entertainment hardware and software.

     If Our Key Personnel Leave Us, Our Business May Be Adversely Affected. Our success greatly depends on the efforts of our executive management, including the President and Chief Executive Officer, Chief Operating

--------------------------------------------------------------------------------
8                                                      Image Entertainment, Inc.

Officer and Chief Financial Officer. In addition, our ability to operate our wholly-owned DVDPlanet.com subsidiary successfully depends significantly on the services and contributions of Ken Crane, Jr. Our business and operations may be adversely affected if the services of one or more of such key executives or Mr. Crane were unavailable for any reason.

     If Our Joint Venture with Aviva International LLC is Not Renewed, Our Ability to Exploit Broadcast Rights and International Home Video Rights May Be Adversely Affected. We cannot assure you that the Aviva joint venture agreement will be renewed when the term expires on December 31, 2002. Further, our ability to successfully operate our International Wholesale Distribution operations depends significantly on the services and contributions of Michael Lopez. The business and operations of this segment may be adversely affected if the joint venture is not continued or if Mr. Lopez's services were unavailable for any reason.

     We Face Risks in Distributing Our Programming Internationally. These risks include: changes in laws and policies affecting international trade (including taxes), credit risk, fluctuating foreign exchange rates, changing retailer and consumer tastes and preferences with regard to our programming and potential instability of foreign economies and governments.

     We Face Risks Associated with Ritek's Performance under Our New Manufacturing Services Agreement. Effective August 1, 2001, we are shifting our optical disc manufacturing to Ritek from WAMO. Any failure of Ritek to timely manufacture and deliver our product worldwide of the same consistent quantity and quality that we and our customers are accustomed to may adversely affect our revenues and profits. Although we believe we have the ability to shift our product manufacturing and packaging from Ritek to another facility should the need arise, we may be adversely affected for the period needed to effectively shift production requirements.

     If We Cannot Compete Successfully in the Internet Commerce Industry, Our Retail Sales May Be Adversely Affected. We cannot assure you that the DVDPlanet Web site will be able to compete successfully against current or future online and traditional retailers. The market for commerce over the Internet is evolving and competitive and very few online retailers had achieved profitability. We compete with a variety of other companies for sales of DVDs over the Internet. Some of these competitors can devote substantial resources to Internet commerce. The DVDPlanet Web site also competes with traditional retailers of DVDs.

     We believe that the principal competitive factors we face in selling DVDs through the DVDPlanet Web site are price, selection, availability, brand recognition, customer service, effectiveness of advertising, technical expertise, convenience, accessibility, quality of search tools, quality of editorial and site content, and reliability and speed of fulfillment. Some of the current and potential competitors of DVDPlanet have large customer bases, greater brand recognition and significantly greater financial, marketing and other resources than DVDPlanet has. In addition, some competitors may be able to obtain merchandise from vendors on more favorable terms, devote greater resources to marketing and promotional campaigns, adopt more aggressive pricing or inventory availability policies, and devote more resources to Web site and systems development than we can. The DVDPlanet Web site could suffer reduced operating margins and market share and brand recognition as a result of increased competition.

     If We Cannot Keep Pace with Rapid Technological Change, Our Retail Sales May Be Adversely Affected. We cannot assure you that we will successfully use new technologies effectively or adapt the DVDPlanet Web site or its systems to customer requirements or emerging industry standards. The technology used in Internet commerce changes rapidly. This rapid change results in the availability of many new products and services, new

--------------------------------------------------------------------------------
Image Entertainment, Inc.                                                     9
industry standards and frequent changes in user and customer requirements and preferences. The success of the DVDPlanet Web site depends, in part, on our ability to do the following:

     .    license leading technologies useful in the Internet revenues business;
     .    enhance the DVDPlanet Web site's existing services;
     . develop new services and technology that address the increasingly sophisticated and varied needs of our customers; and
     . respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis.

     If Internet Commerce Does Not Continue to Grow, Our Internet Sales Business May Be Adversely Affected. We cannot assure you that acceptance and use of the Internet and World Wide Web will continue to develop or that a sufficiently broad base of consumers will adopt and use the Internet and World Wide Web as a medium of commerce. Potential future revenues and profits from sales over the Internet substantially depend on the widespread acceptance and use of the Internet as an effective medium of commerce by consumers. Rapid growth in the use of and interest in the World Wide Web, the Internet and other on-line services is a recent phenomenon. For the DVDPlanet Web site to be successful, consumers who have historically used traditional means of commerce to purchase merchandise must accept and utilize novel ways of conducting business and exchanging information.

     If the Internet and other online services continue to experience significant growth in the number of users, the frequency of use or bandwidth requirements, the infrastructure for the Internet could be adversely affected by capacity constraints. In addition, the Internet could lose its viability due to delays in the development or adoption of new standards and protocols required to handle increased levels of service activity. Changes in or insufficient availability of telecommunications services to support the Internet also could result in slower response times and could adversely affect usage of the Internet. Our business, prospects, financial condition and results of operations could be materially adversely affected if use of the Internet does not continue to grow or grows more slowly than expected, if the infrastructure for the Internet does not effectively support growth that may occur or if the Internet does not become a viable commercial marketplace.

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

     We May Experience Capacity Constraints and Other System Development Problems Relating to the Operation of the DVDPlanet Web Site. A key element of our business strategy is to generate a high level of use of the DVDPlanet Web site. We believe that the satisfactory performance, reliability and availability of the DVDPlanet Web site and the related transaction-processing systems and network infrastructure are critical to our reputation and our ability to attract and retain customers and to maintain adequate customer service levels. While we believe that we will be able to upgrade or install new hardware and software that will be sufficient to accommodate the anticipated traffic on the DVDPlanet Web site, we cannot assure you that periodic system interruptions will not occur even after any such upgrade or installation. Any substantial increase in the volume of traffic on the DVDPlanet Web site or the number of orders placed by customers will require us to further expand and upgrade our technology, transaction-processing systems and network infrastructure. In addition, we are dependent upon Web browser companies and Internet service providers for access to our products and services. Viewers have experienced and may in the future experience difficulties due to system or software failures or incompatibilities not within our control. Any system interruptions that result in the

--------------------------------------------------------------------------------
10                                                     Image Entertainment, Inc.

unavailability of the DVDPlanet Web site or reduced order fulfillment performance would reduce the volume of goods sold and the attractiveness of our product and service offerings and could have a material adverse effect on us.

     Laws Restricting Internet Commerce Could Adversely Affect Our Business. We could be materially adversely affected by any new legislation or regulation or by the application or interpretation of existing laws to the Internet. Federal, state and foreign governmental organizations are currently considering many such legislative and regulatory proposals. If a government authority were to adopt laws or regulations that cover Internet-related issues such as user privacy, pricing and characteristics and quality of products and services provided, the growth of the Internet could be adversely affected. This could lead to a decrease in demand for products offered over the Internet, including those that the DVDPlanet Web site offers, and could increase the cost of doing business on the Internet. In addition, it is currently unclear how existing laws governing issues such as property ownership, copyright, trade secret, libel and personal privacy will be applied to the rapidly-changing Internet.

ITEM 2.   PROPERTIES.
          ----------

     Image's headquarters are located in two adjacent buildings in Chatsworth, California (containing 30,080 and 15,440 square feet, respectively), leased from the same landlord. Both leases terminate on April 30, 2004. The monthly rent for the larger building is approximately $18,000 (subject to annual adjustment based on increases in the consumer price index). The monthly rent for the smaller building is approximately $11,000 (with scheduled yearly increases).

     Image owns approximately 8.4 acres of real property in Las Vegas, Nevada (the "Las Vegas Property") on which Image's 76,000 square foot warehouse and distribution facility is located. Architectural plans prepared for Image provide for expanding the facility by an additional 74,000 square feet should the need arise. In August 2000, the Company sold 4.7 acres of land adjacent to the Las Vegas Property. See "Item 7. Management's Discussion and Analysis of
                         ---
Financial Condition and Results of Operation -- Liquidity and Capital Resources -- Other Items."

     DVDPlanet leases approximately 8,102 square feet of combined office, retail and warehouse space in Westminster, California. The lease provides for monthly rent of approximately $15,000 (subject to annual adjustment based on increases in the consumer price index) and will expire on November 22, 2002. As of April 2001, DVDPlanet subleased additional office space of approximately 6,541 square feet in Huntington Beach, California for monthly rent of approximately $11,000 (subject to annual adjustment based on increases in the consumer price index). Such sublease will expire on August 31, 2002. DVDPlanet holds an option to enter into a direct lease for its current subleased premises effective September 1, 2002.

     Aviva leases approximately 2,325 square feet of office space in Belmont, California. The lease provides for monthly rent of $4,000 and expires on October 31, 2003.

ITEM 3.   LEGAL PROCEEDINGS.
          -----------------

     On November 16, 2000, Universal Studios Home Video, Inc. ("USHV") filed a Complaint (the "USHV Complaint") against Image in Los Angeles Superior Court (Case No. BC240429), alleging causes of action for breach of contract and breach of the covenant of good faith and fair dealing. USHV's claims arise out of a 3 year license agreement (the "USHV License Agreement") between the parties pursuant to which USHV licensed to Image the exclusive right to distribute within the United States and Canada 52 delineated motion picture (the "Pictures") in the DVD format for the term September 15, 1997 to March 13, 2000. In the USHV Complaint, USHV alleges , inter alia, that, by reducing the wholesale price and suggested retail price of the Pictures, Image breached the USHV License Agreement. In the USHV Complaint, USHV prays for "compensatory damages according to proof but reasonably believed to be in excess of $5,000,000," reasonable attorney's fees and costs of suit. On January 10, 2001, Image filed its Answer to the USHV Complaint, denying all of USHV's material allegations and asserting numerous affirmative defenses. The parties are currently engaged in pre-trial discovery. A trial setting conference has been set by the court for October 4, 2001; no trial date has been set. Image intends to vigorously defend itself in this action.

-------------------------------------------------------------------------------
Image Entertainment, Inc.                                                    11

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
          ---------------------------------------------------

     None.

-------------------------------------------------------------------------------
12                                                     Image Entertainment, Inc.

EXECUTIVE OFFICERS OF THE REGISTRANT

Executive officers serve at the pleasure of Image's board of directors. There is no family relationship between any executive officer or director. The following table sets forth the position and age of Image's executive officers at June 1, 2001 and their business experience for at least the prior five years:


Executive Officer        Age  Position & Background
--------------------------------------------------------------------------------

Martin W. Greenwald      59   Chairman of the Board, Chief Executive Officer and
                              President since April 1981, and Treasurer since
                              January 1988.

David A. Borshell        36   Chief Operating Officer since July 2000; Senior
                              Vice President, Sales, Marketing and Operations from December 1994 to June 2000. Prior to 1994,
                              Mr. Borshell has held various positions at Image since starting as an Account Executive in February
                              1986. Mr. Borshell is a member of the DVD
                              Entertainment Group, an industry trade association devoted to fostering consumer awareness of the DVD format.

Jeff M. Framer           40   Chief Financial Officer since April 1993;
                              Controller from September 1990 to March 1993;
                              Senior Manager, KPMG LLP, from July 1989 to
                              September 1990; and Manager, KPMG LLP, from July
                              1988 to June 1989. Mr. Framer received his B.S.
                              degree in Business Administration and Accounting
                              Theory and Practice from California State
                              University at Northridge in 1984. Mr. Framer is a
                              Certified Public Accountant.

-------------------------------------------------------------------------------
Image Entertainment, Inc.                                                    13

--------------------------------------------------------------------------------
                                    PART II
--------------------------------------------------------------------------------

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
          ---------------------------------------------------------------------

     Image's common stock trades on The Nasdaq Stock Market under the symbol DISK. Image's common stock has been included on the Nasdaq National Market since February 19, 1991. The table below presents the quarterly high and low closing prices on the Nasdaq National Market during the past two fiscal years.

     Fiscal Year Ended March 31, 2001          High      Low
     --------------------------------        -------    ------
     Quarter ended June 30, 2000             $ 5.250    $3.500
     Quarter ended September 30, 2000        $ 4.438    $3.500
     Quarter ended December 31, 2000         $ 4.281    $3.094
     Quarter ended March 31, 2001            $ 3.500    $2.125

     Fiscal Year Ended March 31, 2000          High       Low
     --------------------------------        -------    -------
     Quarter ended June 30, 1999             $11.469    $6.500
     Quarter ended September 30, 1999        $ 7.938    $4.563
     Quarter ended December 31, 1999         $ 7.000    $3.563
     Quarter ended March 31, 2000            $ 6.688    $4.438

     As of June 1, 2001 there were 1,503 holders of record of Image's common stock.

     Image has never paid a cash dividend on its common stock and presently intends to retain any future earnings for business development. In addition, Image is party to loan agreements which prohibit Image's payment of dividends.

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

                                                                           Years Ended March 31,
                                               -----------------------------------------------------------------------
(In thousands, except per share data)              2001                 2000             1999     1998        1997
                                               -------------       -------------        -------  -------   -----------
Income Statement Data:
---------------------
Net revenues/(4)/............................  $     100,770       $      84,854        $77,188  $75,791   $    85,874
Operating costs and expenses/(4)/............         95,078              83,192         74,510   84,880        83,623
Earnings (loss) from operations..............          5,692               1,662          2,678   (9,089)        2,251
Interest expense, net........................          1,724               1,562            882      544           184
Other expense (income).......................           (468)             (1,315)/(1)/       --       --           662/(2)/
Earnings (loss) before income taxes and
  and extraordinary item.....................          4,436               1,415          1,796   (9,633)        1,405
Income tax expense (benefit).................         (3,996)/(5)/            --             90      (52)          433
Earnings (loss) before extraordinary item....          8,432               1,415          1,706   (9,581)          972
Extraordinary item, net of taxes.............             --                  --             --       --          (127)/(3)/
Net earnings (loss)..........................  $       8,432       $       1,415        $ 1,706  $(9,581)  $       845
Earnings (loss) per share:
  Earnings (loss) before extraordinary item
     Basic...................................  $         .52       $         .09        $   .12  $  (.71)  $       .07
     Diluted.................................  $         .50       $         .09        $   .12  $  (.71)  $       .07
  Net earnings (loss)
     Basic...................................  $         .52       $         .09        $   .12  $  (.71)  $       .06
     Diluted.................................  $         .50       $         .09        $   .12  $  (.71)  $       .06
  Weighted average shares outstanding
     Basic...................................         16,257              16,452         14,185   13,471        13,504
     Diluted.................................         17,637              16,490         14,309   13,471        13,836

                                                                         March 31,
                                               -----------------------------------------------------------------------
(In thousands)                                      2001                2000             1999     1998        1997
                                               -------------       -------------        -------  -------   -----------
Balance Sheet Data:
------------------
Total assets.................................  $      74,261       $      65,395        $56,445  $33,781   $    46,448
Total liabilities............................         41,786              39,554         32,113   25,116        28,397
Net shareholders' equity.....................         32,475              25,841         24,332    8,665        18,051
---------------------

(1) Includes $899,000 in proceeds from settlements of litigation.
(2) Other expense represents a non-recurring charge composed primarily of legal and accounting fees associated with the termination of acquisition negotiations.
(3) Extraordinary item is composed of costs associated with early retirement of debt, net of related taxes of $56,000.
(4) Net revenues and Operating costs and expenses have been restated to reflect the guidelines of the Emerging Issues Task Force Issue No. 00-10 "Accounting for Shipping and Handling Fees and Costs." Net revenues and Operating costs and expenses have each been increased from what was previously reported as follows: $1,185,000 for 2000, $462,000 for 1999, $275,000 for 1998 and
    $224,000 for 1997.
(5) Income tax benefit reflects the elimination of the valuation allowance recorded against deferred tax assets.



--------------------------------------------------------------------------------
Image Entertainment, Inc.                                                     15

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
          RESULTS OF OPERATIONS.
          ---------------------

  The following discussion and analysis should be read together with "Item 6. Selected Financial Data" and the Company's consolidated financial statements and the related notes thereto and other financial information contained elsewhere in this Form 10-K.

General

  The Company is primarily engaged in the business of licensing and distributing DVD format entertainment programming in the domestic and international home video markets. The Company distributes programming for which it has exclusive distribution rights, and other programming on a nonexclusive basis. In addition to the DVD format, the Company also distributes some of its exclusive titles in the VHS home video format. The Company also secures and exploits broadcast rights for certain of its exclusive titles. Broadcast rights may include exploitation via television, cable, satellite and radio media. Image has begun to secure Internet streaming and digital downloading rights for certain of its exclusive titles.

  The Company's three reportable business segments are program licensing and production/domestic wholesale distribution ("Domestic Wholesale Distribution"), direct-to-consumer retail distribution ("Retail Distribution") and international wholesale distribution/broadcast rights exploitation ("International Wholesale Distribution").

Results of Operations

Fiscal Year Ended March 31, 2001 Compared to Fiscal Year Ended March 31, 2000

  The following tables present consolidated net revenues by format and net revenues by format as a percentage of total consolidated net revenues for the fiscal years ended March 31, 2001 and 2000. The information in the table below does not represent segment data, but rather is presented for purposes of explaining certain trends within net revenues:

                                                Fiscal Years Ended
                                                     March 31,
                                                -------------------
                                                  2001       2000   % Change
                                                --------    ------- --------
                                                   (in thousands)
          Net revenues:
          DVD:
            Exclusive                            $59,182    $43,512    36.0%
            Nonexclusive                          31,023     28,595     8.5
                                                 -------    -------   -----
               Total                              90,205     72,107    25.1
          Laserdisc                                1,794      8,020   (77.6)
          VHS/CD                                   4,527      3,131    44.6
          Broadcast/Sublicense                     2,985        147       *
          Other                                    1,259      1,449   (13.1)
                                                 -------    ------- -------
                                                $100,770    $84,854    18.8%
                                                ========    ======= =======



--------------------------------------------------------------------------------
16                                                     Image Entertainment, Inc.

     As a percentage of consolidated net revenues:
     DVD:
        Exclusive                                   58.7%      51.3%    7.4%
        Nonexclusive                                30.8       33.7    (2.9)
                                                 -------    -------   -----
             Total                                  89.5       85.0     4.5
     Laserdisc                                       1.8        9.5    (7.7)
     VHS/CD                                          4.5        3.7     0.8
     Broadcast/Sublicense                            3.0        0.1     2.9
     Other                                           1.2        1.7    (0.5)
                                                 -------    -------   -----
                                                   100.0%     100.0%     --%
                                                 =======    =======   =====
     _________________
     *  Not meaningful

     The following table presents consolidated net revenues by reportable business segment for the fiscal years ended March 31, 2001 and 2000:

                                                 Fiscal Years Ended
                                                       March 31,
                                                 -------------------
                                                   2001        2000   % Change
                                                 --------    -------  --------
                                                    (in thousands)
     Net revenues:
     Domestic Wholesale Distribution             $ 77,222    $68,767      12.3%
     Retail Distribution                           16,886     15,837       6.6
     International Wholesale Distribution           6,662        250         *
                                                 --------    -------  --------
     Consolidated                                $100,770    $84,854      18.8%
                                                 ========    =======  ========
     __________________
     * Not meaningful

     Consolidated net revenues for all segments for the fiscal year ended March 31, 2001 increased 18.8% to $100,770,000 from $84,854,000, for the fiscal year ended March 31, 2000. The Company experienced continued growth in its sales of DVD programming domestically and internationally driven by the Company's continued licensing of exclusive programming and the continued growth in DVD player-household penetration. Image is licensing exclusive worldwide rights to much of its programming and expects that projected international growth of DVD player-households should increase the Company's international revenues. Management believes that further revenue growth will be primarily dependent upon Image's ability to continue to license new exclusive programming as well as renew existing license agreements upon their expiration. Image was unable to renew its exclusive domestic distribution agreements with Orion Home Entertainment Corp. (12 catalogue titles for which the Company's "sell-off period" expired March 31, 2001) and Universal Studios Home Video, Inc. (52 catalogue titles for which the Company's "sell-off period" expired March 13,
2001). Revenue generated from these two agreements totaled $12,924,000 in 2001, $9,143,000 in 2000 and $8,801,000 in 1999. Management believes that revenue generated from new and existing licensing should replace these lost revenue sources during fiscal 2002, but there can be no assurance that this will occur.

     Net revenues for the Company's Domestic Wholesale Distribution segment for fiscal 2001 increased 12.3% to $77,222,000 from net revenues of $68,767,000 for fiscal 2000. Net revenues of the Domestic Wholesale Distribution segment for fiscal 2001 and 2000 are reflected after elimination of $14,027,000 and $11,729,000, respectively, in inter-segment sales from the Domestic Wholesale Distribution segment to the Retail Distribution segment. During fiscal 2001, Image released 576 exclusive DVD titles domestically, a 14.3% increase from 504 exclusive DVD titles released during fiscal 2000.

     Net revenues for DVDPlanet, the Company's Retail Distribution segment, for fiscal 2001 increased 6.6% to $16,886,000 from $15,837,000 for fiscal 2000. Net revenues of DVD programming for the Company's Retail Distribution segment were up 44.3% to $15,098,000, or 89.4% of segment net revenues, for fiscal 2001 from $10,461,000, or 66.1% of segment net revenues, for fiscal 2000. Net revenues of DVD programming via Internet/mail order increased 47.7% to $11,034,000 for fiscal 2001 from $7,469,000 for fiscal 2000. DVDPlanet is benefitting from

--------------------------------------------------------------------------------
Image Entertainment, Inc.                                                     17
consolidation in the DVD Internet retailing sector as well as the growing popularity of the DVD format. With Reel.com closing and Express.com filing for Chapter 11 bankruptcy protection, management expects DVDPlanet revenues to benefit from fewer Internet DVD retailers. Although comparative annual net revenues of DVD programming were up 44.3%, or $4,637,000, comparative net revenues for laserdisc programming were down 77.9%, or $3,361,000. Net revenues of laserdisc programming were $955,000 for fiscal 2001 versus $4,316,000 for fiscal 2000. While DVDPlanet continues to sell-off its laserdisc inventory, laserdisc sales are expected to decline further in the future. DVDPlanet has increased its selling prices to customers as well as shipping fees charged customers as part of management's plan to improve fiscal 2002 operating results. See "Liquidity and Capital Resources -- Management's Plan to Improve Fiscal 2002
---
DVDPlanet Operating Results."

     Net revenues for the Company's International Wholesale Distribution segment for fiscal 2001 were $6,662,000 compared to $250,000 for fiscal 2000. This segment was formed in June 1999. Approximately $5,299,000, or 79.5% of segment revenues, was derived from International Wholesale Distribution of Image's licensed DVD and VHS programming, either through international subdistribution or international sublicensees. Approximately $1,363,000, or 20.5% of segment revenues, was derived from international broadcast exploitation of the Image's licensed programming. Management anticipates this segment will continue to grow in fiscal 2002.

     The following tables present consolidated cost of sales by reportable business segment and as a percentage of related segment net revenues for the fiscal years ended March 31, 2001 and 2000:

                                              Fiscal Years Ended
                                                  March 31,
                                             -------------------
                                               2001       2000
                                             -------    -------
                                                (in thousands)
     Cost of sales:
     Domestic Wholesale Distribution         $51,007     $49,215
     Retail Distribution                      15,014      13,876
     International Wholesale Distribution      4,630         152
                                             -------     -------
     Consolidated                            $70,651     $63,243
                                             =======     =======

     As a percentage of segment net revenues:                      % Change
                                                                   --------
     Domestic Wholesale Distribution            66.1%       71.6%     (5.5)%
     Retail Distribution                        88.9        87.6       1.3
     International Wholesale Distribution       69.5        60.8       8.7
                                             -------     -------   --------
     Consolidated                               70.1%       74.5%     (4.4)%
                                             =======     =======   ========

     Consolidated cost of sales for fiscal 2001 was $70,651,000, or 70.1% of net revenues, compared to $63,243,000, or 74.5% of net revenues for fiscal 2000. Accordingly, consolidated gross profit margin improved to 29.9% for fiscal 2001 from 25.5% for fiscal 2000. The increase in gross profit margin primarily reflects the growth in the Company's exclusive DVD programming revenues, the continued shift in sales mix from laserdisc to higher-profit margin DVD programming and lower DVD replication costs. Additionally, the fiscal 2001 lower of cost or market inventory writedowns were $148,000, substantially lower than $1,010,000 in fiscal 2000, contributing to a lower comparative gross profit margin in fiscal 2000.

     In general, the Company's cost of sales, as a percentage of net revenues, can vary period to period depending upon the sales mix of higher-margin exclusive programming and lower-margin nonexclusive programming. The sales mix of exclusive and nonexclusive programming and the cost of sales within each category will vary with the availability of and the demand for new and catalogue exclusive and nonexclusive programming. The Company's cost of sales for exclusive programming will vary depending upon specific royalty rates or distribution fees paid to program suppliers and will vary for nonexclusive programming depending upon the cost of the programming from the program suppliers.

     Gross margins for the wholesale distribution segment, as a percentage of segment net revenues, improved 5.5% to 33.9% for fiscal 2001 from 28.4% for fiscal 2000. The 5.5% increase was primarily due to the factors described

--------------------------------------------------------------------------------
18                                                     Image Entertainment, Inc.

above. Beginning in the quarter ending December 31, 2001, management anticipates that its segment gross margins will improve as a result of expected manufacturing cost savings to be realized under the Ritek manufacturing agreement. See "Liquidity and Capital Resources -- New Disc Manufacturing
            ---
Agreement and Revolving Loan Commitment." Manufacturing under the agreement begins August 1, 2001.

     Gross margins for the Retail Distribution segment, as a percentage of segment net revenues, declined 1.3% to 11.1% for fiscal 2001 from 12.4% for fiscal 2000. The 1.3% reduction is primarily due to the sales mix of programming sold during the period as well as a less favorable ratio of shipping income included in revenues and shipping expenses included in cost of sales for fiscal 2001 compared to fiscal 2000. Management anticipates that its segment gross profit margin will benefit in future periods from the March 1, 2001 selling price and shipping fee increases implemented by DVDPlanet as well as efficiencies obtained from fulfillment of shipping activities out of the Company's Las Vegas distribution facility. See "Liquidity and Capital Resources
                                            ---
-- Management's Plan to Improve Fiscal 2002 DVDPlanet Operating Results."

     Gross margins for the international distribution segment, as a percentage of segment net revenues, declined 8.7% to 30.5% for fiscal 2001 from 39.2% for fiscal 2000. Fiscal 2001 represents the first full year of revenue generating operations for this segment. Beginning in the quarter ending December 31, 2001, management anticipates that its segment gross margins will benefit from expected lower international disc manufacturing costs to be realized under the Ritek manufacturing agreement. See "Liquidity and Capital Resources -- New Disc
                          ---
Manufacturing Agreement and Revolving Loan Commitment."

     The following tables present consolidated selling expenses by reportable business segment and as a percentage of related segment net revenues for the fiscal years ended March 31, 2001 and 2000:

                                                 Fiscal Years Ended
                                                     March 31,
                                                 ------------------
                                                  2001        2000    % Change
                                                 ------      ------   --------
                                                    (in thousands)
     Selling expenses:
     Domestic Wholesale Distribution             $4,914      $3,986       23.3%
     Retail Distribution                          2,506       2,266       10.6
     International Wholesale Distribution         1,536         567      170.9
                                                 ------      ------      -----
     Consolidated                                $8,956      $6,819       31.3%
                                                 ======      ======      =====

     As a percentage of segment net revenues:
     Domestic Wholesale Distribution                6.4%        5.8%       0.6%
     Retail Distribution                           14.8        14.3        0.5
     International Wholesale Distribution          23.1           *          *
                                                 ------      ------      -----
     Consolidated                                   8.9%        8.0%       0.9%
                                                 ------      ------      -----
     ___________________
     * Not meaningful

     Consolidated selling expenses for fiscal 2001 increased 31.3% to $8,956,000 from $6,819,000 for fiscal 2000. As a percentage of consolidated net revenues, consolidated selling expenses for fiscal 2001 increased to 8.9% from 8.0% for fiscal 2000. Factors that led to the increase in consolidated selling expenses for fiscal 2001 as compared to fiscal 2000 are detailed below.

     Selling expenses for the Domestic Wholesale Distribution segment were up 23.3% to $4,914,000 for fiscal 2001 from $3,986,000 for fiscal 2000. As a percentage of segment net revenues, selling expenses for fiscal 2001 were 6.4%, up from 5.8% for fiscal 2000. Image incurred comparatively higher promotional and advertising expenditures (higher by $543,000) during fiscal 2001. During fiscal 2001, Image increased the level of market development advertising funds provided to its customers to help advertise and promote Image's exclusive DVD and VHS programming. In an effort to drive exclusive sales, Image's incurred higher expenditures during fiscal 2001 for specific

--------------------------------------------------------------------------------
Image Entertainment, Inc.                                                     19
title and line of programming promotions. Management expects to increase advertising and promotion expense in future periods to grow its revenues of exclusive programming. Additionally, as compared to fiscal 2000, fiscal 2001 included comparatively higher sales commissions and personnel costs (higher by $262,000). Image's fiscal 2001 sales commission policy was instituted to grow exclusive revenues.

     Selling expenses for the Retail Distribution segment increased 10.6% to $2,506,000 for fiscal 2001 from $2,266,000 for fiscal 2000. As a percentage of segment net revenues, selling expenses for fiscal 2001 were 14.8%, up from 14.3% for fiscal 2000. Fiscal 2001 included comparatively higher personnel costs (higher by $552,000). This was offset by lower promotional expenses of $335,000. Management expects selling expenses for this segment will decrease as a percentage of segment net revenues based upon a staffing redeployment and operational changes initiated prior to the fiscal year ended March 31, 2001.
See "Liquidity and Capital Resources -- Management's Plan to Improve Fiscal 2002
---
DVDPlanet Operating Results."

     Selling expenses for the International Wholesale Distribution segment increased 170.9% to $1,536,000 for fiscal 2001 from $567,000 for fiscal 2000. Selling expenses for the International Wholesale Distribution segment, as a percentage of segment revenues, were 23.1% for fiscal 2001. Fiscal 2001 had comparatively higher increased expenditures for advertising and promotion (higher by $764,000) and personnel (higher by $96,000). Additionally, fiscal 2001 had comparatively higher costs attributable to international travel and trade shows (higher by $89,000). With a full fiscal year of segment operational experience, management believes it can work with its international subdistributors to reduce future segment advertising and promotion expenses as a percentage of segment net revenues without negatively affecting expected segment revenue growth.

     The following tables present consolidated general and administrative expenses by reportable business segment and as a percentage of related segment net revenues for the fiscal years ended March 31, 2001 and 2000:

                                                 Fiscal Years Ended
                                                      March 31,
                                                 -------------------
                                                    2001        2000   % Change
                                                 -------      ------   --------
                                                     (in thousands)
     General and administrative expenses:
     Domestic Wholesale Distribution             $ 7,937      $7,229       9.8%
     Retail Distribution                           1,557       1,242      25.4
     International Wholesale Distribution            601         164     266.5
                                                 -------      ------     -----
     Consolidated                                $10,095      $8,635      16.9%
                                                 =======      ======     =====

     As a percentage of segment net revenues:
     Domestic Wholesale Distribution                10.3%       10.5%     (0.2)%
     Retail Distribution                             9.2         7.8       1.4
     International Wholesale Distribution            9.0        65.6     (56.6)
                                                 -------      ------     -----
     Consolidated                                   10.0%       10.2%     (0.2)%
                                                 =======      ======     =====

     Consolidated general and administrative expenses for fiscal 2001 increased 16.9% to $10,095,000 from $8,635,000 for fiscal 2000. As a percentage of consolidated net revenues, consolidated general and administrative expenses for fiscal 2001 were 10.0%, down from 10.2% for fiscal 2000. Factors that led to the increase in consolidated general and administrative expenses in absolute dollars for fiscal 2001 as compared to fiscal 2000 are detailed below.

     General and administrative expenses for the Domestic Wholesale Distribution segment for fiscal 2001 were up 9.8% to $7,937,000 from $7,229,000 for fiscal 2000. As a percentage of segment net revenues, general and administrative expenses for fiscal 2001 were 10.3%, down from 10.5% for fiscal 2000. The increase in absolute dollar general and administrative expenses for fiscal 2001 results, in part, from higher personnel costs, including performance-based bonuses, annual raises and amortization of restricted stock units (higher by $638,000). Additionally, for fiscal 2001, Image incurred higher depreciation and amortization expense (higher by $261,000) relating to increased capital expenditures; accrued compensation costs, including salary, severance and bonus under an executive employment

--------------------------------------------------------------------------------
20                                                     Image Entertainment, Inc.

agreement totaling $196,000, and a higher provision for potential uncollectible accounts receivable (higher by $146,000) related to the Chapter 11 bankruptcy of Internet retailer Express.com. These increases were offset by a $300,000 reduction in accrued legal settlement costs and reduced shareholder relations costs (lower by $192,000).

     General and administrative expenses for the Retail Distribution segment increased 25.4% to $1,557,000 for fiscal 2001 from $1,242,000 for fiscal 2000.
As a percentage of segment net revenues, general and administrative expenses for fiscal 2001 were 9.2%, up from 7.8% for fiscal 2000. The increase in general and administrative expenses was primarily due to higher depreciation and amortization expenses relating to increased capital expenditures (higher by $166,000) and higher personnel costs (higher by $71,000) for fiscal 2001.

     General and administrative expenses for the International Wholesale Distribution segment increased 266.5% to $601,000 for fiscal 2001 from $164,000 for fiscal 2000. As a percentage of sales, general and administrative expenses was 9.0% for fiscal 2001. Fiscal 2001 represented the first full fiscal year of revenue generating operations for the International Wholesale Distribution segment.

     Amortization of production costs for fiscal 2001 increased 21.9% to $4,867,000, or 4.8% of consolidated net revenues, from $3,992,000, or 4.7% of consolidated net revenues, for fiscal 2000 resulting from an increase in exclusive titles, primarily international versions, released and amortized during fiscal 2001 compared to fiscal 2000. Amortization of production costs for fiscal 2001 included $647,000 attributable to the International Wholesale Distribution segment. The Company anticipates that amortization of production costs will decrease as a percentage of net revenues, beginning in the quarter ending December 31, 2001, as a result of expected production cost savings to be realized under the Ritek manufacturing agreement. See "Liquidity and Capital
                                                   ---
Resources -- New Disc Manufacturing Agreement and Revolving Loan Commitment." Production services under the manufacturing agreement begin August 1, 2001.

     Interest expense, net of interest income, for fiscal 2001 increased 10.4% to $1,724,000, or 1.7% of consolidated net revenues, from $1,562,000, or 1.8% of consolidated net revenues, for fiscal 2000. The increase is attributable primarily to higher weighted average interest rate levels during fiscal 2001 as compared to fiscal 2000.

     Other income for fiscal 2001 was $468,000 consisting of gain on sale of land of $499,000, net of the minority interest in the net earnings of Aviva of $31,000. Other income for fiscal 2000 of $1,315,000 consisted primarily of proceeds from settlements in connection with Image's litigation against LEI Partners, L.P. totaling $899,000 and the minority interest in the net loss of Aviva of $383,000.

     Income tax benefit of $3,996,000 for fiscal 2001 reflects the elimination of the valuation allowance recorded against the deferred tax assets. In March 2001, Image entered into a new disc manufacturing agreement that it expects will result in a lower future cost structure beginning in the quarter ending December 31, 2001. In addition, in March 2001, management implemented an action plan to improve DVDPlanet's future operating results. Based on these factors and projections for future taxable income, management has concluded that it was more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets. The effective tax rate is subject to on going review by management on a regular basis. The Company did not record an income tax expense for fiscal 2000 due to the availability of net operating loss carryforwards to offset taxable income and no net change in the net deferred tax asset position.

     Consolidated net earnings for fiscal 2001 and 2000 was $8,432,000 and $1,415,000, respectively, or $.50 and $.09 per diluted share, respectively.

Fiscal Year Ended March 31, 2000 Compared to Fiscal Year Ended March 31, 1999

     The following tables present consolidated net revenues by format and net revenues by format as a percentage of total consolidated net revenues for the fiscal years ended March 31, 2000 and 1999. The information in the table below does not represent segment data, but rather is presented for purposes of explaining certain trends within total revenues:

--------------------------------------------------------------------------------
Image Entertainment, Inc.                                                     21

                                               Fiscal Years Ended
                                                    March 31,
                                               ------------------
                                                2000       1999     % Change
                                               -------    -------   --------
     Net revenues:                               (in thousands)
     DVD:
         Exclusive                             $43,512    $24,573       77.1%
         Nonexclusive                           28,595     21,652       32.1
                                               -------    -------   --------
             Total                              72,107     46,225       56.0
     Laserdisc                                   8,020     27,006      (70.3)
     VHS/CD                                      3,131      3,095        1.2
     Other                                       1,596        862       85.2
                                               -------    -------   --------
                                               $84,854    $77,188        9.9%
                                               =======    =======   ========

     As a percentage of net revenues:
     DVD:
         Exclusive                                51.3%      31.8%      19.5%
         Nonexclusive                             33.7       28.1        5.6
                                               -------    -------    -------
             Total                                85.0       59.9       25.1
     Laserdisc                                     9.5       35.0      (25.5)
     VHS/CD                                        3.7        4.0       (0.3)
     Other                                         1.8        1.1        0.7
                                               -------    -------    -------
                                                 100.0%     100.0%        --%
                                               =======    =======    =======

     The following table presents consolidated net revenues by reportable business segment for the fiscal years ended March 31, 2000 and 1999:

                                             Fiscal Years Ended
                                                  March 31,
                                             ------------------
                                                2000       1999  % Change
                                             -------    -------  --------
                                                 (in thousands)
     Net revenues:
     Domestic Wholesale Distribution         $68,767    $73,208      (6.1)%
     Retail Distribution                      15,837      3,980         *
     International Wholesale Distribution        250         --         *
                                             -------    -------  --------
     Consolidated                            $84,854    $77,188       9.9%
                                             =======    =======  ========
     ____________________
     *  not meaningful

     Consolidated net revenues for all segments for the fiscal year ended March 31, 2000 increased 9.9% to $84,854,000 from $77,188,000, for the fiscal year ended March 31, 1999. The increase resulted from growth in DVD programming net revenues partially offset by declining laserdisc net revenues. The growth in the Company's DVD revenues in fiscal 2000 was attributable to an increase in the number of exclusive DVD titles released by Image, continued sales from a growing catalog of previously released DVD programming and the continued growth in DVD player sales to consumers.

     Image's continued licensing of DVD programming contributed to Image's release of a greater number of exclusive DVD titles. During fiscal 2000, Image released 504 exclusive DVD titles, an 85.3% increase from 272 exclusive DVD titles released during fiscal 1999.

     Net revenues for the Company's Domestic Wholesale Distribution segment for fiscal 2000 increased 1.4% to $68,767,000 from pro forma net revenues of $67,797,000 for fiscal 1999. Net revenues of the Domestic Wholesale Distribution segment for fiscal 2000 and fiscal 1999 are reflected after elimination of $11,729,000 and $8,038,000, respectively, in inter-segment sales from the Domestic Wholesale Distribution segment to the Retail Distribution

--------------------------------------------------------------------------------
22                                                     Image Entertainment, Inc.

segment. The fiscal 1999 Domestic Wholesale Distribution segment net revenue and inter-segment revenue elimination are shown for comparative purposes on an unaudited pro forma basis and reflect the elimination of sales to DVDPlanet for all of fiscal 1999, including the period prior to the January 1999 acquisition. The increase in net revenues was due to the aforementioned growth in DVD programming offset by the declining laserdisc market.

     Net revenues for the Company's Retail Distribution segment were $15,837,000, down approximately 2.4% from $16,232,000 for fiscal 1999 which includes the period prior to the January 1999 acquisition for comparative purposes on an unaudited pro forma basis. Although comparative net revenues for DVDPlanet were down due to declining laserdisc sales, DVD sales were significantly higher. Net revenues of DVD programming for fiscal 2000 were up 59.9% to $10,461,000, or 66.1% of segment net revenues, from $6,541,000, or
40.3% of segment net revenues, for fiscal 1999. Net revenues of DVD programming via Internet/mail-order increased 54.9% to $7,469,000 for fiscal 2000 from $4,823,000 for fiscal 1999.

     The following tables present consolidated cost of sales by reportable business segment and as a percentage of related segment net revenues for the fiscal years ended March 31, 2000 and 1999.:

                                                 Fiscal Years Ended
                                                     March 31,
                                             --------------------------
                                               2000             1999
                                             -------           --------
                                                   (in thousands)
     Cost of sales:
     Domestic Wholesale Distribution         $ 49,215          $56,601
     Retail Distribution                       13,876            3,474
     International Wholesale Distribution         152               --
                                             --------         --------
     Consolidated                            $ 63,243         $ 60,075
                                             ========         ========

     As a percentage of segment net revenues:                               % Change
                                                                           ---------
     Domestic Wholesale Distribution             71.6%            77.3%        (5.7)%
     Retail Distribution                         87.6             87.3          0.3
     International Wholesale Distribution        60.8               --            *
                                             --------         --------     --------
     Consolidated                                74.5%            77.8%        (3.3)%
                                             ========         ========     ========

     _________________________
     * not meaningful

     Consolidated cost of sales for fiscal 2000 was $63,243,000, or 74.5% of consolidated net revenues, compared to $60,075,000, or 77.8% of consolidated net revenues for fiscal 1999. Accordingly, consolidated gross profit margin improved to 25.5% for fiscal 2000 from 22.2% for fiscal 1999. The increase in gross profit margin primarily reflects the shift in sales mix from exclusive laserdisc programming to exclusive higher-profit margin DVD programming, the incremental gross profit margin contributed by the Retail Distribution segment, lower DVD replication costs and reduced lower of cost or market inventory writedowns in fiscal 2000 as compared to fiscal 1999. The increase in gross profit margin was partially offset by comparatively higher labor costs associated with the commencement of operations of the Las Vegas, Nevada warehouse and distribution facility during the first half of fiscal 2000. These higher costs included expenses associated with expedited order processing, necessitated by difficulties encountered implementing the software required to operate the facility.


--------------------------------------------------------------------------------
Image Entertainment, Inc.                                                     23

     The following tables present consolidated selling expenses by reportable business segment and as a percentage of related segment net revenues for the fiscal years ended March 31, 2000 and 1999:

                                                   Fiscal Years Ended
                                                       March 31,
                                            ------------------------------
                                                  2000            1999          % Change
                                            ------------        ----------    ----------
                                                       (in thousands)
     Selling expenses:
     Domestic Wholesale Distribution         $       3,986      $    3,873          2.9%
     Retail Distribution                             2,266             378            *
     International Wholesale Distribution              567              --            *
                                             -------------      ----------    ---------
     Consolidated                            $       6,819      $    4,251         60.4%
                                             =============      ==========    =========

     As a percentage of segment net revenues:
     Domestic Wholesale Distribution                   5.8%            5.3%         0.5%
     Retail Distribution                              14.3             9.5          4.8
     International Wholesale Distribution                *              --            *
                                             -------------      ----------    ---------
     Consolidated                                      8.0%            5.5%         2.5%
                                             =============      ==========    =========

     ______________________
     *not meaningful

     Consolidated selling expenses for fiscal 2000 increased 60.4% to $6,819,000 from $4,251,000 for fiscal 1999. As a percentage of consolidated net revenues, consolidated selling expenses for fiscal 2000 increased to 8.0% from 5.5% for fiscal 1999. The increase in consolidated selling expenses in absolute dollars and as a percentage of consolidated net revenues was primarily due to higher selling expenses of the Retail Distribution and International Wholesale Distribution segments incurred during their start-up phases. DVDPlanet was acquired during the fourth quarter of fiscal 1999 and Aviva was formed subsequent to fiscal 1999.

     Selling expenses for the Domestic Wholesale Distribution segment were up 2.9% to $3,986,000 for fiscal 2000 from $3,873,000 for fiscal 1999. As a percentage of segment net revenues, selling expenses were up 0.5% to 5.8% for fiscal 2000 from 5.3% for fiscal 1999. The 2.9% increase in absolute dollar selling expenses resulted primarily from higher compensation expenses (higher by $322,000), offset, in part, by lower trade advertising costs (lower by $195,000).

     The Retail Distribution segment incurred selling expenses of $2,266,000, or 14.3% of segment net revenues, for fiscal 2000, consisting primarily of compensation and promotional expenses. Included during fiscal 2000 was a net $366,000 one-time charge related to free goods distributed and other promotional expenses incurred in connection with a joint national DVD hardware promotion with Thomson Consumer Electronics. DVDPlanet added marketing personnel to build DVDPlanet awareness and increase traffic to the Web site with on-line and off-line promotions, enhancement of the DVDPlanet Web site and creation of affiliate marketing relationships. Fiscal 1999 includes primarily DVDPlanet selling expenses of $339,000 for the 79-day period post-acquisition and $99,000 in selling expenses from the Company's former subsidiary, U.S. Laser, which was winding down its operations through its closure in July 1998. The International Wholesale Distribution segment, in its start-up phase during fiscal 2000, incurred selling expenses of $567,000, composed primarily of compensation, international convention and travel expenses.


--------------------------------------------------------------------------------
24                                                     Image Entertainment, Inc.

     The following tables present consolidated general and administrative expenses by reportable business segment and as a percentage of related segment net revenues for the fiscal years ended March 31, 2000 and 1999:

                                                              Fiscal Years Ended
                                                                 March 31,
                                                      -------------------------------
                                                           2000              1999         % Change
                                                      ------------        -----------    ----------
                                                               (in thousands)
     General and administrative expenses:
     Domestic Wholesale Distribution                  $       7,229       $     5,662           27.7%
     Retail Distribution                                      1,242               354              *
     International Wholesale Distribution                       164                --              *
                                                      -------------       -----------    -----------
     Consolidated                                     $       8,635       $     6,016           43.5%
                                                      =============       ===========    ===========

     As a percentage of segment net revenues:
     Domestic Wholesale Distribution                           10.5%              7.7%           2.8%
     Retail Distribution                                        7.8               8.9           (1.1)
     International Wholesale Distribution                      65.6                --              *
                                                      -------------       -----------    -----------
     Consolidated                                              10.2%              7.8%           2.4%
                                                      =============       ===========    ===========

     ______________________________
     *  not meaningful

     Consolidated general and administrative expenses for fiscal 2000 increased 43.5% to $8,635,000 from $6,016,000 for fiscal 1999. As a percentage of consolidated net revenues, consolidated general and administrative expenses for fiscal 2000 increased to 10.2% from 7.8% for fiscal 1999. The increase in consolidated general and administrative expenses in absolute dollars and as a percentage of consolidated net revenues was primarily due to higher general and administrative expenses for the Domestic Wholesale Distribution segment as discussed below and the general and administrative expenses of the Retail Distribution and International Wholesale Distribution segments. DVDPlanet was acquired during the fourth quarter of fiscal 1999 and Aviva was formed subsequent to fiscal 1999.

     General and administrative expenses for the Domestic Wholesale Distribution segment for fiscal 2000 were up 27.7% to $7,229,000 from $5,662,000 for fiscal 1999. As a percentage of segment net revenues, general and administrative expenses for fiscal 2000 were up 2.8% to 10.5% from 7.7% for fiscal 1999. The 27.7% increase in absolute dollar general and administrative expenses for fiscal 2000 resulted primarily from higher depreciation and amortization expense associated with the Las Vegas distribution facility and in-house authoring and compression equipment (higher by $822,000), higher compensation expense (including higher performance-based executive bonuses and amortization of restricted stock units) (higher by $380,000) and a one-time $300,000 charge for settlement including estimated legal fees of Image's adversary proceeding in connection with the Chapter 11 bankruptcy of Alliance Entertainment Corp.

     General and administrative expenses for the Retail Distribution segment of $1,242,000, or 7.8% of segment net revenues, consisted primarily of compensation expense, bank credit card servicing fees, depreciation expense and management information systems expenses. Fiscal 1999 includes DVDPlanet general and administrative expenses of $226,000 and $128,000 in general and administrative expenses from the Company's former subsidiary U.S. Laser, which was winding down its operations through its closure in July 1998.

     Amortization of production costs for fiscal 2000 decreased 1.6% to $3,992,000, or 4.7% of consolidated net revenues, from $4,057,000, or 5.3% of consolidated net revenues, for fiscal 1999. The decrease in amortization costs for fiscal 2000 was attributable to lower comparative per-title DVD authoring and compression costs (much of this DVD process was performed in-house during fiscal 2000) as well as other operational efficiencies attained by the creative services and production departments offset, in part, by the increased number of exclusively licensed programs placed into production during fiscal 2000 compared to fiscal 1999.


--------------------------------------------------------------------------------
Image Entertainment, Inc.                                                     25

     Interest expense, net of interest income, for fiscal 2000 increased 77.1% to $1,562,000, or 1.8% of net revenues, from $882,000, or 1.1% of net revenues, for fiscal 1999. The increase was attributable primarily to higher weighted average debt levels during fiscal 2000 as compared to fiscal 1999.

     For fiscal 2000, other income of $1,315,000 consisted primarily of proceeds from settlements in connection with the Image's litigation against LEI Partners, L.P. totaling $899,000 and the minority interest in Aviva of $383,000.

     Consolidated net earnings for fiscal 2000 was $1,415,000, or $.09 per basic and diluted share, as compared to consolidated net earnings of $1,706,000, or $.12 per basic and diluted share, for fiscal 1999. The principal reason for this decline was due to post-acquisition/formation losses of $2,300,000 (net of inter-segment eliminations and minority interest but including goodwill amortization of $503,000) in the Retail Distribution and International Wholesale Distribution segments.

Fiscal 2000 Formation of Joint Venture -- Aviva International, LLC

     In June 1999, Image formed Aviva with Michael Lopez, President of International Consulting & Business Management. Aviva is 50% owned by each of Image and Mr. Lopez. Aviva acts as international sales agent for Image's licensed programming for which it holds distribution rights for worldwide broadcast and international home video. Mr. Lopez serves as Manager of Aviva and supervises the day-to-day operation of Aviva. All other actions require the consent of Image. Both Image and Mr. Lopez have contributed funds to Aviva in the form of interest-bearing loans to be used for working capital. Mr. Lopez remains contingently liable for his share of the obligations of Aviva. Image will continue to loan Aviva funds for working capital, if needed, until Aviva can solely fund its operations. Loans to Aviva from Image totaled approximately $732,000 at March 31, 2001. Loans from Image and Mr. Lopez will be repaid by Aviva prior to any profit distributions to Image or Mr. Lopez. Although Image owns 50% of the joint venture, it has the ability to exercise control over the operations of Aviva. Accordingly, Aviva's operating loss, since its formation, is consolidated with the Company's consolidated statements of earnings for the fiscal years ended March 31, 2001 and 2000; and a minority interest representing Mr. Lopez's share of profits and losses is reflected in the Company's consolidated financial statements.

     Royalties and distribution fees payable by Image to program suppliers in connection with international distribution revenues generated by Aviva's sales agency efforts are generally used to recoup advance royalties and distribution fees paid by Image to program suppliers for exclusive international distribution rights.

Inflation

     Management believes that inflation is not a material factor in the operation of the Company's business at this time.

Recently Issued Accounting Pronouncements

     Effective April 1, 2000, the Company adopted the Securities and Exchange Commission Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." The SAB provides guidance on the recognition, presentation and disclosure of revenue in financial statements, including certain criteria for gross versus net recording of sales transactions. The adoption of SAB No. 101 did not materially impact the Company's results of operations.

     In accordance with Emerging Issues Task Force ("EITF") Issue 00-10 "Accounting for Shipping and Handling Fees and Costs," the Company has classified amounts billed to customers for shipping fees as revenue, and classified costs related to shipping as cost of sales in the accompanying statements of operations. All prior periods presented have been reclassified to comply with the guidelines of this Issue. Previously, the Company had classified shipping fee income as an offset to freight out expense, a component of selling expenses in the statement of earnings. The following adjustments have been made to consolidated revenues and cost of sales in accordance with the guidelines of this Issue. Net revenues were increased $1,071,000, $1,185,000 and $462,000 for fiscal years ended 2001, 2000 and 1999,

--------------------------------------------------------------------------------
26                                                     Image Entertainment, Inc.

respectively. Cost of sales were increased $3,262,000, $3,087,000 and $1,650,000 for fiscal years ended 2001, 2000 and 1999, respectively. Selling expenses were reduced $2,191,000, $1,902,000 and $1,888,000, for fiscal years ended 2001, 2000 and 1999, respectively.

     The Company adopted the EITF Issue No. 00-02, "Accounting for Web Site Development Costs," in 2000. This Issue provides guidance on accounting for costs incurred to develop a Web site. The adoption of this Issue did not have a material impact on the Company's financial statements.

     In June 2000, the Financial Accounting Standards Board ("FASB") issued SFAS No. 139, which, effective for financial statements for fiscal years beginning after December 15, 2000, rescinds SFAS No. 53. The companies that were previously subject to the requirements of SFAS No. 53 are now to follow the guidance in American Institute of Certified Public Accountants Statement of Position ("SOP") 00-2, "Accounting by Producers or Distributors of Films," issued in June 2000. SOP 00-2 establishes new accounting and reporting standards for all producers and distributors that own or hold the rights to distribute or exploit films. SOP 00-2 provides that the cumulative effect of changes in accounting principles caused by its adoption should be included in the determination of net earnings in conformity with Accounting Principles Board Opinion No. 20, "Accounting Changes." The Company adopted SOP 00-2 on April 1, 2001. The adoption of SOP 00-2 is not expected to have a material impact on the Company's consolidated financial statements.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, "Deferral of the Effective Date of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities," and by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment to SFAS No. 133," which is effective for all quarters of the fiscal years beginning after June 15, 2000. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company adopted SFAS No. 133 on April 1, 2001. The adoption of SFAS No. 133 is not expected to materially impact its consolidated results of operations.

Liquidity and Capital Resources

     The Company's working capital requirements vary primarily with the level of its licensing, production and distribution activities. The principal recurring uses of working capital in operations are for program licensing costs (i.e., royalty payments, including advances, to program suppliers), distribution fee advances, manufacturing and production costs, costs of acquiring finished product for wholesale and retail distribution and selling, general and administrative expenses. Working capital has historically been provided by cash flows from operations, private and public sales of common stock, notes representing short- and long-term debt and bank borrowings.

Sources and Uses of Working Capital, Fiscal 2001 and 2000.

     Net cash provided by operating activities for fiscal 2001 was $5,078,000 compared to net cash used in operating activities of $5,843,000 for fiscal 2000. The major factors contributing to the significant increase in net cash provided by operating activities for fiscal 2001 are as follows: (i) fiscal 2001 provided pretax earnings of $4,436,000, significantly higher than net earnings of $1,415,000 for fiscal 2000; (ii) fiscal 2001 had a higher comparative depreciation and amortization of property, equipment and improvements, production costs and restricted stock units than fiscal 2000; (iii) fiscal 2001 had a higher comparative increase in accounts payable, accrued royalties and liabilities than fiscal 2000; and (iv) fiscal 2001 had a comparative decrease in prepaid assets versus a higher comparative increase in prepaid assets in fiscal 2000.

     Net cash used in investing activities for fiscal 2001 increased 70.2% to $2,121,000 compared to $1,246,000 for fiscal 2000. Fiscal 2001 included increased capital expenditures incurred to upgrade the Company's distribution facility in Las Vegas, Nevada to allow for direct-to-consumer order fulfillment as well as upgrade and modernize the Company's in-house production facility. Offsetting these expenditures, the Company received net proceeds of

--------------------------------------------------------------------------------
Image Entertainment, Inc.                                                     27
approximately $1,399,000 and $1,823,000 from the sale of the excess vacant land adjacent to its Las Vegas, Nevada distribution facility in fiscal 2001 and 2000, respectively.

     Net cash used in financing activities for fiscal 2001 was $3,883,000 compared to net cash provided by financing activities for fiscal 2000 of $7,069,000. The increased use of cash is primarily due to net repayment of interest-bearing debt during fiscal 2001 compared to net borrowings for fiscal 2000. Additionally, Image spent $2,300,000 related to its stock repurchase program during fiscal 2001.

New Disc Manufacturing Agreement and Revolving Loan Commitment.

     In March 2001, Image entered into an Optical Disc Replication and Loan Agreement (the "Agreement") with MRT Technology LLC, doing business as Ritek Global Media ("Ritek"), a subsidiary of Taiwan-based Ritek Global Corporation. The five-year term of the Agreement will commence August 1, 2001, upon expiration of Image's current replication agreement. Under the Agreement, Ritek will be the exclusive provider of manufacturing services associated with the Image's DVD, DVD-audio and compact disc programming as well as Image's programming on all future home entertainment storage mediums then-serviced by Ritek. Ritek, with manufacturing facilities throughout the world, will also manufacture goods, order printed components, manage inventory, package and fulfill orders for Image's optical disc-based programming to international territories on behalf of Aviva.

     The provisions of the Agreement are expected to reduce Image's current optical disc manufacturing costs and related production service costs on a per-disc basis for Image's exclusive domestic and international releases. The Company expects to see the benefits of these reduced costs in the form of increased gross profit margins and lower production cost expenditures beginning in the Company's third quarter ending December 31, 2001.

     In addition to the lower pricing, under the terms of the Agreement, Ritek has provided Image with a commitment to provide title development funding in the form of a series of advances under an unsecured, non-interest bearing loan. The purpose of Ritek's loan commitment to Image is to assist Image in funding the acquisition of entertainment programming for exclusive United States and/or worldwide distribution, whether through a license or exclusive distribution agreement. Outstanding balances under the loan are subordinate to all of Image's obligations to BankAmerica Leasing and Capital Corporation, Bank of America National Trust and Savings Association of Nevada, Foothill Capital Corporation and Image Investors Co and all replacements and refinancings of such debt.

     Initial Advance.  Although Ritek's manufacturing services will not begin
     ---------------
until August 1, 2001, on March 20, 2001, Ritek made an initial advance under the loan to Image of $6,500,000. Image's current banking structure requires that proceeds from these advances reduce any outstanding obligations to Foothill Capital Corporation. Image will then draw down on its revolving credit facility to fund programming acquisitions.

     Additional Advances.  In addition to the initial advance, on or before
     -------------------
September 1 of each year during the term (other than September 1, 2001 and September 1, 2005), Ritek is required to make an additional advance under the loan to Image in an amount equal to the sum of $1.00 for each DVD and $.50 for each CD ordered by Image from Ritek during the immediately preceding August 1 to July 31 period, minus the then-current outstanding balance of the loan; provided that in no event shall the amount of any advance exceed the sum of $10,000,000. The advance to be made on September 1, 2005 is limited to $5,000,000. In the event Image fails to meet certain minimum order requirements, as defined in the Agreement, Ritek shall have the option to renegotiate new terms and conditions of future advances under the loan.

     Repayment of Advances.  Image will repay the loan (other than the advance
     ---------------------
in the last year of the term) to Ritek in an amount equal to $1.00 for each DVD and $.50 for each CD ordered from Ritek under the Agreement, which amounts shall be payable at the same time payment is due for such discs ordered under the Agreement. Repayment of the initial advance will begin in October 2001, with subsequent repayments based upon the quantity and timing of Image's optical disc replication services provided by Ritek. Image shall not be obligated to repay more than $2,500,000 of the outstanding balance of the loan in any calendar quarter. The advance in the last year of the term (i.e., August 1,

--------------------------------------------------------------------------------
28                                                     Image Entertainment, Inc.

2005 through July 31, 2006) shall be repaid in equal quarterly installments payable on October 31, 2005 and January 31, April 30 and July 31, 2006.

     At March 31, 2001, $6,500,000 was outstanding under the loan from Ritek. As outstanding amounts are non-interest bearing, the Company imputed interest expense of $18,699 for the period outstanding during fiscal 2001 at 8.75%, Image's incremental borrowing rate at March 31, 2001.

Financing Activities.

     Revolving Loan Facility - Disc Manufacturer.  In March 2001, Image borrowed
     --------------------------------------------
$6,500,000 from Ritek. The proceeds were used to pay down the outstanding borrowings with Foothill Capital Corporation. See "New Disc Manufacturing
                                               ---
Agreement and Revolving Loan Commitment" above.

     Revolving Credit and Term Loan Facility. In November 1999, Image and
     ---------------------------------------
Foothill Capital Corporation amended the December 28, 1998 Loan and Security Agreement (the "Foothill Agreement") to increase the maximum revolving advance limit from $12,000,000 to $15,000,000. The Foothill Agreement provides for revolving advances and the issuance and guaranty of standby letters of credit under a $15,000,000 revolving credit facility and a series of term loans under a $500,000 capital expenditure term loan facility. The term of the Foothill Agreement is three years, renewable automatically thereafter for successive one-year periods.

     Borrowings under the Foothill Agreement are limited to the "borrowing base," as defined therein, are secured by substantially all of Image's assets and bear interest at the lender's prime rate plus .75% (8.75% at March 31, 2001), payable monthly. At March 31, 2001, Image had a total of $2,210,000 and $393,000, respectively, outstanding under the revolving credit and term loan facilities and had borrowing availability under its revolving credit facility of $12,405,000, net of amounts utilized for outstanding letters of credit, and borrowing availability of $107,000 under its capital expenditure term loan facility.

     Real Estate Credit Facility.  Image has a revolving line of credit with
     ---------------------------
Bank of America National Trust and Savings Association of Nevada. Under the revolving line, Image may repay and reborrow principal amounts provided the outstanding borrowings do not exceed the maximum available commitment of $3,004,000 at March 31, 2001, which is reduced quarterly by $43,000. The revolving line expires January 31, 2008. Image has the option under the revolving line to borrow at the bank's prime rate plus 1.25% or for fixed periods at LIBOR plus either 2.25% or 2.65% depending on the level of Image's debt service coverage ratio, as defined in the loan agreement. At March 31, 2001, $3,004,000 in borrowings were outstanding under this line. Borrowings currently bear interest at LIBOR plus 2.25% (7.86% at March 31, 2001).

     Distribution Equipment Lease Facility.  Image's Lease Intended as Security
     -------------------------------------
Agreement with BankAmerica Leasing and Capital Corporation provided for advances to purchase distribution machinery and equipment utilized in the Company's Las Vegas, Nevada warehouse and distribution facility. There were $1,061,000 in borrowings outstanding under the lease at March 31, 2001. Outstanding borrowings are repaid in quarterly installments through October 1, 2003, down to a $1 purchase option, bearing a fixed implicit rate, as defined in this agreement, of 7.719%.

     Equipment Line of Credit.  On June 28, 2000, Image entered into a Business
     ------------------------
Loan Agreement with Bank of America, N.A. in Nevada for an equipment line of credit of up to $1,000,000. The line is available for borrowing through August 30, 2001. Outstanding borrowings are to be repaid in 42 successive equal monthly installments beginning September 30, 2001 through the line's expiration on February 28, 2005. Image has the option to borrow at the bank's prime rate plus 1.25% or LIBOR plus 2.50%, subject to a minimum borrowing requirement. Interest is payable monthly. Outstanding borrowings are secured by the equipment purchased by Image with the proceeds of the advances. Image had $647,000 outstanding under this line at March 31, 2001, all of which bore interest at LIBOR plus 2.50% (ranging from 7.65% to 9.22% at March 31, 2001).

     Convertible Subordinated Note Payable.  At March 31, 2001, Image had
     -------------------------------------
$5,000,000 outstanding under the convertible subordinated note payable to Image Investors Co. ("IIC") with interest payable quarterly at 8.0% per annum,

--------------------------------------------------------------------------------
Image Entertainment, Inc.                                                     29
and principal due September 29, 2002. The loan is convertible at IIC's election into Image's common stock at any time during the term at a conversion price of $3.625 per share.

Other Obligations.

     At March 31, 2001, Image had future license obligations for royalty advances, minimum guarantees and other fees of $8,366,000 due during fiscal 2002 and $80,000 due during fiscal 2003. These advances and guarantees are recoupable against royalties and distribution fees earned (in connection with Company revenues) by the licensors and program suppliers, respectively. Depending upon the competition for license and exclusive distribution rights, Image may have to pay increased advances, guarantees and/or royalty rates in order to acquire or retain such rights in the future.

     At March 31, 2001, Image had $450,000 of outstanding standby letters of credit issued by Foothill of which $300,000 expires on June 30, 2001 and $150,000 expires on November 18, 2001. These letters of credit secure trade payables due to program suppliers.

Other Items.

     In August 2000, Image sold the remaining approximate 4.7 acres of excess vacant land owned by Image adjacent to the Company's 8.4 acre warehouse and distribution facility site in Las Vegas, Nevada for net proceeds of approximately $1,399,000 and recorded a gain of $499,000 for the year ended March 31, 2001.

     Under Image's reinstated stock repurchase program announced in August 2000, Image has repurchased approximately 696,000 common shares through June 1, 2001 for an aggregate purchase price of approximately $2,413,000 (average price of approximately $3.47 per share), including brokerage commissions. At June 1, 2001, there were approximately 138,000 common shares remaining for repurchase under the January 1995 Board of Directors' authorized program to repurchase up to 2.5 million common shares. Under the program, Image may purchase shares from time to time in the open market and/or through privately negotiated transactions based upon current market conditions and other factors.

Management's Plan to Improve Fiscal 2002 DVDPlanet Operating Results.

     In July 1999, the Company began expanding the DVDPlanet employee base in anticipation of growth in DVD revenues through direct-to-consumer distribution via the Internet. The majority of the new employees hired were based in Image's Chatsworth, California corporate headquarters and not at DVDPlanet's retail store and shipping facility in Westminster, California. From mid-calendar 1999 and throughout calendar 2000, competing Internet retailers offered DVD programming to consumers at deep discounts, often at or below their actual cost, in an effort to capture new customers. Management believes that profitability for these Internet retailers was ultimately sacrificed to obtain rapid revenue growth during this period. Although DVDPlanet did lower its pricing to consumers with an additional discount from the suggested retail price, it did not eliminate its entire gross profit margin to match its competitors' pricing. Management believes, in large part because of its of competitors' pricing policies, DVDPlanet's revenue growth has been below management's expectations. During the Company's third quarter ended December 31, 2000, the financial difficulties and related attrition experienced by certain Internet DVD retailers led to generally increased pricing to consumers by the remaining Internet DVD retailers. Management believes this recent overall pricing increase by DVDPlanet's competitors has positively impacted recent DVDPlanet Internet-based revenues, because the disparity in pricing between DVDPlanet and its competitors has narrowed.

     With lower than expected revenue growth and a significant increase in operating expenses, DVDPlanet has sustained upwardly trending quarterly losses. In response to this continued negative trend in the operating results of DVDPlanet, management has developed an action plan (the "Action Plan") to improve the operating results of DVDPlanet with the goal of achieving positive cash flows and profitability. The Action Plan principally involves (a) initiatives which have been implemented in March 2001 and (b) initiatives which will be implemented during the quarter ending June 30, 2001, and is described in more detail below:

--------------------------------------------------------------------------------
30                                                     Image Entertainment, Inc.

     (a) Initiatives implemented in March 2001:
         -------------------------------------

         1. Achieved 100% fulfillment of DVDPlanet's orders out of the Company's Las Vegas warehouse and distribution facility. Prior to mid-March 2001, all DVDPlanet orders were shipped out of DVDPlanet's Westminster, California location. DVDPlanet has reduced shipping personnel as a result of the consolidation of shipping activities. See Item (b)1. below.
            ---

         2. Increased pricing to customers, effective March 1, 2001. Management estimates that this will positively impact overall segment gross profit margins by 3% to 5%; however, given the dynamic nature of Internet retailer DVD pricing, this new pricing policy will be subject to ongoing review by management and may be revised as necessary in the future.

         3. Increased DVDPlanet's shipping charges to consumers, effective March 1, 2001. Management estimates this change could increase annual segment shipping revenues by approximately $140,000 based upon historical segment shipping levels. Management further believes DVDPlanet's new shipping charge policy is competitive with the current Internet retailing competition.

         4. Decreased segment selling expenses by eliminating publication of the monthly The Source solicitation mailer, which was primarily used by
                    ----------
            DVDPlanet's mail order customers. Information contained in The
                                                                       ---
            Source, which included upcoming DVD release information as well as
            ------
            product specials and highlights, is available on-line at DVDPlanet.com. Management estimates the related annual savings (printing and postage, net of advertising income received) will be approximately $200,000.

         5. Decreased segment payroll expenses by reducing DVDPlanet staff. In late January 2001, DVDPlanet reduced its staff by three full-time employees and one part-time employee. Management estimates the related annual savings will be approximately $138,000 in salary and benefits. Additionally, seven full-time employees of DVDPlanet were transferred to the Company's Domestic Wholesale Distribution segment, eliminating that segment's immediate need to increase staffing in the areas of production, selling and business-to-business Web site development for the Domestic Wholesale Distribution segment. Management estimates the savings to the DVDPlanet segment by moving these employees will be approximately $390,000 in annual salary and benefits. Consolidated payroll expense will not be affected by this inter-segment transfer of employees.

     (b) Initiatives to be implemented during the first quarter ending June 30,
         ----------------------------------------------------------------------
         2001:
         ----

         1. Realignment of all customer service, retail sales and shipping functions at the Westminster facility. DVDPlanet expects to significantly reduce staff levels and working hours of certain part-time personnel as a result of this realignment, with an estimated segment salary and benefits savings totaling approximately $212,000 (reduced from $230,000 range of savings minimum disclosed in Form 10-Q for the period ended December 31, 2000).

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

     Management believes that the implementation of this Action Plan, as well as a continuing review of cost savings opportunities, will improve DVDPlanet's cash flows and operating results for the fiscal year ending March 31, 2002 as compared to the results for the fiscal year ended March 31, 2001 included herein. There can be no assurance

--------------------------------------------------------------------------------
Image Entertainment, Inc.                                                     31
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

     If future cash flows to be generated from operations, future borrowing availability under its lender revolving lines of credit, its disc manufacturer revolving credit commitment and future cash on hand are insufficient to satisfy Image's continuing licensing and acquisition of exclusive DVD programming which require significant advance royalty or distribution fee payments, the Company will need to seek additional debt and/or equity financing. Failure to obtain this additional financing could significantly restrict the Company's growth plans. There can be no assurance that additional financing would be available in amounts or on terms acceptable to the Company, if at all.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
          ----------------------------------------------------------

     Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates and foreign currency exchange rates. Changes in interest rates and, in the future, changes in foreign currency exchange rates have and will have an impact on the Company's consolidated results of operations.

Interest Rate Fluctuations. At March 31, 2001, approximately $6,254,000 of the Company's outstanding borrowings were subject to changes in interest rates; however, the Company does not use derivatives to manage this risk. This exposure is linked to the prime rate and LIBOR. The Company believes that moderate changes in the prime rate or LIBOR would not materially affect the operating results or financial condition of the Company. For example, a 1% change in interest rates would result in an approximate $63,000 annual impact on pretax income based upon those outstanding borrowings at March 31, 2001 subject to interest rate fluctuations.

Foreign Exchange Rate Fluctuations. At March 31, 2001, approximately $1,229,000 of the Company's accounts receivables related to international distribution and denominated in foreign currencies were subject to foreign exchange rate risk in the future. The Company distributes certain of its licensed DVD and VHS programming internationally through international subdistributors.
Additionally, the Company exploits international broadcast rights to its licensed entertainment programming. The Company believes that moderate changes in foreign exchange rates will not materially affect the operating results or financial condition of the Company. For example, a 10% change in exchange rates would result in an approximate $123,000 impact on pretax income based on those outstanding receivables at March 31, 2001. To date, the Company has not entered into foreign currency exchange contracts.



--------------------------------------------------------------------------------
32                                                    Image Entertainment, Inc.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
          -------------------------------------------


INDEX TO CONSOLIDATED FINANCIAL STATEMENTS                                                          Page

Independent Auditors' Report........................................................................ 34

Consolidated Balance Sheets at March 31, 2001 and 2000.............................................. 35

Consolidated Statements of Earnings for the years ended March 31, 2001, 2000 and 1999............... 37

Consolidated Statements of Shareholders' Equity for the years ended March 31, 2001, 2000 and 1999... 38

Consolidated Statements of Cash Flows for the years ended March 31, 2001, 2000 and 1999............. 39

Notes to Consolidated Financial Statements.......................................................... 42

Schedule II - Valuation and Qualifying Accounts for the years ended March 31, 2001, 2000 and 1999... 60

--------------------------------------------------------------------------------
Image Entertainment, Inc.                                                    33

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

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Image Entertainment, Inc. and subsidiaries as of March 31, 2001 and 2000 and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                                  /s/ KPMG LLP


Los Angeles, California
June 1, 2001


--------------------------------------------------------------------------------
34                                                    Image Entertainment, Inc.

                          CONSOLIDATED BALANCE SHEETS

                            March 31, 2001 and 2000



                                    ASSETS


(In thousands)                                                   2001     2000
                                                                -------  -------
Cash and cash equivalents                                       $   606  $ 1,532

Accounts receivable, net of allowances of
 $4,470 - 2001; $3,664 - 2000                                    14,393   13,457

Inventories (Note 4)                                             18,622   17,881

Royalty and distribution fee advances                            12,879    8,868

Prepaid expenses and other assets                                 2,442    2,576

Deferred tax assets (Note 11)                                     4,254       --

Property, equipment and improvements, net (Notes 5, 6 and 7)     14,559   14,067

Goodwill, net of accumulated amortization of
 $1,123 - 2001; $614 - 2000                                       6,506    7,014
                                                                -------  -------

                                                                $74,261  $65,395
                                                                =======  =======



          See accompanying notes to consolidated financial statements.


--------------------------------------------------------------------------------
Image Entertainment, Inc.                                                  35

                          CONSOLIDATED BALANCE SHEETS

                            March 31, 2001 and 2000



                     LIABILITIES AND SHAREHOLDERS' EQUITY


(In thousands, except share data)                                2001      2000
                                                               -------   -------
LIABILITIES:

Accounts payable and accrued liabilities                       $18,511   $15,606

Accrued royalties and distribution fees                          4,460     3,550

Revolving credit and term loan facility (Note 6)                 2,603    10,790

Revolving loan facility - disc manufacturer (Note 2)             6,500        --

Real estate credit facility (Note 6)                             3,004     3,176

Distribution equipment lease facility (Note 7)                   1,061     1,432

Convertible subordinated note payable (Note 6)                   5,000     5,000

Equipment line of credit (Note 6)                                  647        --
                                                               -------   -------

 Total liabilities                                              41,786    39,554
                                                               -------   -------

Commitments and Contingencies (Note 8)

SHAREHOLDERS' EQUITY (Note 9):

Preferred stock, $1 par value, 3,366,000 shares authorized;
 none issued and outstanding                                        --        --

Common stock, no par value, 30,000,000 shares authorized;
 15,849,000 and 16,462,000 issued and outstanding
 in 2001 and 2000, respectively                                 29,765    31,819

Additional paid-in capital                                       3,320     3,064

Accumulated deficit                                               (610)   (9,042)
                                                               -------   -------

  Net shareholders' equity                                      32,475    25,841
                                                               -------   -------

                                                               $74,261   $65,395
                                                               =======   =======


          See accompanying notes to consolidated financial statements.

--------------------------------------------------------------------------------
36                                                    Image Entertainment, Inc.

                      CONSOLIDATED STATEMENTS OF EARNINGS

               For the Years Ended March 31, 2001, 2000 and 1999

(In thousands, except per share data)               2001     2000      1999
                                                    ----     ----      ----
NET REVENUES                                      $100,770   $84,854   $77,188

OPERATING COSTS AND EXPENSES:
 Cost of sales                                      70,651    63,243    60,075
 Selling expenses                                    8,956     6,819     4,251
 General and administrative expenses                10,095     8,635     6,016
 Amortization of production costs                    4,867     3,992     4,057
 Amortization of goodwill                              509       503       111
                                                  --------   -------   -------
                                                    95,078    83,192    74,510
                                                  --------   -------   -------

EARNINGS FROM OPERATIONS                             5,692     1,662     2,678

OTHER EXPENSES (INCOME):
 Interest expense, net                               1,724     1,562       882
 Other (Note 3)                                       (468)   (1,315)       --
                                                  --------   -------   -------
                                                     1,256       247       882
                                                  --------   -------   -------

EARNINGS BEFORE INCOME TAXES                         4,436     1,415     1,796

INCOME TAX EXPENSE (BENEFIT) (Notes 11 and 12)      (3,996)       --        90
                                                  --------   -------   -------

NET EARNINGS                                      $  8,432   $ 1,415   $ 1,706
                                                  ========   =======   =======

NET EARNINGS PER SHARE (Note 10):
 Basic                                            $    .52   $   .09   $   .12
                                                  ========   =======   =======
 Diluted                                          $    .50   $   .09   $   .12
                                                  ========   =======   =======
 Weighted average common shares outstanding:
  Basic                                             16,257    16,452    14,185
  Diluted                                           17,637    16,490    14,309
                                                  ========   =======   =======



          See accompanying notes to consolidated financial statements.


--------------------------------------------------------------------------------
Image Entertainment. Inc.                                                     37

       CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Notes 9 and 11)

               For the Years Ended March 31, 2001, 2000 and 1999

                                                 Common Stock        Additional
                                           -----------------------    Paid-In         Accumulated
(In thousands)                                Shares       Amount     Capital           Deficit
                                           -------------  --------  -----------      ------------
BALANCES, March 31, 1998                      13,493      $17,764      $   3,064         $(12,163)
  Exercise of options                            266        1,404             --               --
  Issuance of common stock                     2,658       12,557             --               --
  Net earnings                                    --           --             --            1,706
                                              ------      -------     ----------       ----------

BALANCES, March 31, 1999                      16,417       31,725          3,064          (10,457)
  Exercise of options                             34           60             --               --
  Issuance of restricted stock units              11           76             --               --
  Other                                           --          (42)            --               --
  Net earnings                                    --           --             --            1,415
                                              ------      -------     ----------       ----------

BALANCES, March 31, 2000                      16,462       31,819          3,064           (9,042)
  Issuance of restricted stock units              35          246             --               --
  Repurchase of common stock                    (648)      (2,300)            --               --
  Elimination of valuation allowance --
    stock option compensation                     --           --            256               --
  Net earnings                                    --           --             --            8,432
                                              ------      -------     ----------       ----------

BALANCES, March 31, 2001                      15,849      $29,765      $   3,320         $   (610)
                                              ======      =======     ==========       ==========



          See accompanying notes to consolidated financial statements.

--------------------------------------------------------------------------------
38                                                     Image Entertainment, Inc.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

               For the Years Ended March 31, 2001, 2000 and 1999

================================================================================



(In thousands)                                                 2001     2000      1999
                                                             -------   -------   -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                                 $ 8,432   $ 1,415   $ 1,706
Adjustments to reconcile net earnings
  to net cash provided by (used in) operating
    activities:
     Amortization of production costs                          4,867     3,992     4,057
     Amortization of goodwill                                    509       503       111
     Depreciation and other amortization                       2,128     1,696       725
     Amortization of restricted stock units                      255       215        89
     Provision for estimated doubtful accounts receivable        555       384       144
     Provision for lower of cost or
       market inventory writedowns                               148     1,010     1,831
     Gain on sale of land                                       (499)      (23)       --
     Deferred tax benefit                                     (3,998)       --        --
  Changes in assets and liabilities
  associated with operating activities, net of
  acquired business:
     Accounts receivable                                      (1,491)   (1,887)   (5,121)
     Inventories                                                 169      (678)   (4,867)
     Royalty and distribution fee advances, net               (4,011)   (5,695)    1,393
     Production cost expenditures                             (5,925)   (5,257)   (5,734)
     Prepaid expenses and other assets                           134    (1,769)      306
     Accounts payable, accrued royalties
        and liabilities                                        3,805       251     2,709
                                                             -------   -------   -------
         Net cash provided by (used in)
         operating activities                                  5,078    (5,843)   (2,651)
                                                             -------   -------   -------

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures                                          (3,520)   (3,069)   (2,928)
Net proceeds from sale of land                                 1,399     1,823        --
Payments for business acquired                                    --        --    (5,318)
                                                             -------   -------   -------

  Net cash used in investing activities                       (2,121)   (1,246)   (8,246)
                                                             -------   -------   -------




          See accompanying notes to consolidated financial statements.

--------------------------------------------------------------------------------
Image Entertainment, Inc.                                                   39

               For the Years Ended March 31, 2001, 2000 and 1999

================================================================================



(In thousands)                                                   2001       2000       1999
                                                              ---------   --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Advances under revolving credit and term loan facility        $  95,555   $ 90,363   $ 33,572
Repayment of advances under revolving
  credit and term loan facility                                (103,742)   (81,447)   (34,013)
Advances under revolving loan facility - disc manufacturer        6,500         --         --
Advances under equipment line of credit                             647         --         --
Repayment of advances under real estate
  credit facility                                                  (172)      (172)       (86)
Repayment of note payable                                            --     (1,350)        --
Principal payments under lease facility                            (371)      (343)        --
Repurchase of common stock                                       (2,300)        --         --
Net proceeds from issuance of common stock                           --                10,557
Net proceeds from exercise of stock options                          --         60      1,404
Other                                                                --        (42)        --
                                                              ---------   --------   --------

     Net cash provided by (used in)
       financing activities                                      (3,883)     7,069     11,434
                                                              ---------   --------   --------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                             (926)       (20)       537

Cash and cash equivalents at beginning of year                    1,532      1,552      1,015
                                                              ---------   --------   --------

Cash and cash equivalents at end of year                      $     606   $  1,532   $  1,552
                                                              =========   ========   ========

SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION:

Cash paid during the year for:
  Interest                                                    $   1,704   $  1,457   $  1,049
                                                              =========   ========   ========


          See accompanying notes to consolidated financial statements.

--------------------------------------------------------------------------------
40                                                   Image Entertainment, Inc.

               For the Years Ended March 31, 2001, 2000 and 1999

================================================================================


SUPPLEMENTAL DISCLOSURES OF NONCASH OPERATING, INVESTING AND FINANCING
ACTIVITIES:

In January 2001, the Company issued 6,720 shares of common stock to directors in connection with the vesting of restricted stock units. The Company increased common stock in January 2001 by approximately $31,000, the value of the total vested shares as of the grant date.

During fiscal 2001, the Company recorded an increase in additional paid in capital of $256,000 which represents the benefit from net operating loss carryforwards created by the exercise of non-qualified stock options previously exercised.

On June 30, 2000 and 1999, the Company issued 28,674 and 11,407 shares of common stock, respectively, to officers (net of shares withheld for payment of related income taxes) in connection with the vesting of restricted stock units. The Company increased common stock at June 30, 2000 and 1999 by approximately $215,000 and $76,000, respectively, the value of the total vested shares as of the respective grant dates less the value of shares withheld for payment of related income taxes on the vesting dates.

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
                                                                                                          =======

During fiscal 1999, the Company borrowed $3,064,000, to fund costs relating to the construction of the Company's Las Vegas, Nevada warehouse and distribution facility.



          See accompanying notes to consolidated financial statements.

--------------------------------------------------------------------------------
Image Entertainment, Inc.                                                 41

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 1.   Basis of Presentation and Summary of Significant Accounting Policies.

Basis of Presentation and Principles of Consolidation.  The accompanying
-----------------------------------------------------
consolidated financial statements include the accounts of Image Entertainment, Inc. ("Image"), its wholly-owned subsidiary DVDPlanet.com, Inc. (formerly known as Image Newco, Inc., doing business as Ken Crane's DVD/Laserdisc and DVDPlanet.com, Inc. ("DVDPlanet")), and Image's controlled 50%-owned joint venture, Aviva International, LLC ("Aviva") (collectively, the Company"). All significant inter-company balances and transactions have been eliminated in consolidation. DVDPlanet was acquired in January 1999 and Aviva was formed in June 1999.

Business.  The Company is engaged primarily in the worldwide distribution of a
--------
broad range of entertainment programming on DVD under exclusive distribution agreements. To a lesser extent, the Company also distributes DVD and other types of home entertainment programming on a nonexclusive basis domestically.

Use of Estimates in Preparation of Financial Statements.  The preparation of the
-------------------------------------------------------
Company's consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements. The significant areas requiring the use of management estimates are related to provisions for lower of cost or market inventory writedowns, doubtful accounts receivables, unrecouped royalty and distribution fee advances and sales returns. Although these estimates are based on management's knowledge of current events and actions management may undertake in the future, actual results may ultimately differ from those estimates.

Fair Value of Financial Instruments.  The carrying amounts reflected in the
-----------------------------------
Company's consolidated balance sheets for all financial instruments approximate their respective fair values.

Cash and Cash Equivalents.  The Company considers all highly liquid investments
-------------------------
purchased with initial maturities of three months or less to be cash equivalents.

Inventories.  Inventories consist primarily of finished products for sale (which
-----------
are stated at the lower of cost or market, with cost being determined on an average cost basis) and unamortized capitalized production costs.

Accounting for Production Costs.  The costs to produce licensed programming for
-------------------------------
domestic and international distribution include the cost of converting film prints or tapes into the optical disc format. Costs also include menu design, authoring, compression, subtitling, closed captioning, service charges related to disc manufacturing, ancillary material production, product packaging design and related services and the overhead of the Company's creative services and production departments. A percentage of the capitalized production costs is amortized to expense each month based upon (i) a projected revenue stream resulting from distribution of new and previously released exclusive programming related to such production costs and (ii) management's estimate of the ultimate net realizable value of the production costs. Estimates of future revenues are reviewed periodically and amortization of production costs is adjusted accordingly. If estimated future revenues are not sufficient to recover the unamortized balance of production costs, such costs are reduced to their estimated net realizable value.

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


--------------------------------------------------------------------------------
42                                                  Image Entertainment, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

Interest costs on the construction of the Las Vegas, Nevada warehouse and distribution facility were capitalized as part of the cost of the facility. Certain costs in developing the DVDPlanet Web site were capitalized pursuant to the AICPA's Accounting Standards Executive Committee's Statement of Position 98-1, Accounting for Costs of Computer Software Developed or Obtained for Internal Use.

Revenue Recognition.  Revenue is recognized upon shipment of product.  The
-------------------
Company's return policy allows customers to return a percentage of programming purchased on a quarterly basis. The Company provides for estimated sales returns when product is shipped to customers.

Major Customers.  On a consolidated basis, there were no customers which
---------------
accounted for greater than 10% of net revenues in fiscal 2001, 2000 or 1999.

Long-Lived Assets.  The Company reviews for the impairment of long-lived and
-----------------
certain identifiable intangible assets whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. No impairment charge has been recorded at March 31, 2001 and 2000.

Shipping Income and Expenses.  In accordance with Emerging Issues Task Force
----------------------------
("EITF") Issue 00-10 "Accounting for Shipping and Handling Fees and Costs," the Company has classified amounts billed to customers for shipping fees as revenue, and classified costs related to shipping as cost of sales in the accompanying statements of earnings. All prior periods presented have been reclassified to comply with the guidelines of this Issue. Previously, the Company had classified shipping fee income as an offset to freight out expense, a component of selling expenses in the statement of earnings. The following adjustments have been made to consolidated net revenues and cost of sales in accordance with the guidelines of this Issue. Net revenues were increased $1,071,000, $1,185,000 and $462,000 for fiscal years ended 2001, 2000 and 1999, respectively. Cost of sales were increased $3,262,000, $3,087,000 and $1,650,000 for fiscal years ended 2001, 2000 and 1999, respectively. Selling expenses were reduced $2,191,000, $1,902,000 and $1,888,000, for fiscal years ended 2001, 2000 and 1999, respectively.

Foreign Currency Translation.  Foreign currency denominated transactions are
----------------------------
recorded at the exchange rate in effect at the time of occurrence, and the gains or losses resulting from subsequent translation at current exchange rates are included in the accompanying statements of earnings.

Income Taxes.  The Company accounts for income taxes pursuant to the provisions
------------
of SFAS No. 109, "Accounting for Income Taxes," whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and the future tax benefits derived from operating loss and tax credit carryforwards. The Company provides a valuation allowance on its deferred tax assets when there is an uncertainty regarding their future realizability.

Earnings Per Share.  Basic earnings per share is computed using the weighted
------------------
average number of common shares outstanding during the period. Diluted earnings per share is computed using the combination of dilutive common share equivalents and the weighted average shares outstanding during the period.

--------------------------------------------------------------------------------
Image Entertainment, Inc.                                                  43

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Comprehensive Income.  Comprehensive income is the change in equity of a
--------------------
business enterprise during a period resulting from transactions and all other events and circumstances from non-owner sources. The Company did not have components of comprehensive income other than net earnings, during the three years ended March 31, 2001.

Stock Options.  The Company accounts for its stock options in accordance with
-------------
provisions of Accounting Principles Board (APB) Opinion No. 25. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. The Company has provided the pro forma disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 123.

Recently Issued Accounting Standards.  Effective April 1, 2000, the Company
------------------------------------
adopted the Securities and Exchange Commission Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." The SAB provides guidance on the recognition, presentation and disclosure of revenue in financial statements, including certain criteria for gross versus net recording of sales transactions. The adoption of SAB No. 101 did not materially impact the Company's consolidated results of operations.

The Company adopted EITF Issue No. 00-02, "Accounting for Web Site Development Costs" in 2000. This Issue provides guidance on accounting for costs incurred to develop a Web site. The adoption of this Issue did not have a material impact on the Company's financial statements.

In June 2000, the Financial Accounting Standards Board ("FASB") issued SFAS No. 139, which, effective for financial statements for fiscal years beginning after December 15, 2000, rescinds SFAS No. 53. The companies that were previously subject to the requirements of SFAS No. 53 are now to follow the guidance in American Institute of Certified Public Accountants Statement of Position ("SOP") 00-2, "Accounting by Producers or Distributors of Films," issued in June 2000. SOP 00-2 establishes new accounting and reporting standards for all producers and distributors that own or hold the rights to distribute or exploit films.
SOP 00-2 provides that the cumulative effect of changes in accounting principles caused by its adoption should be included in the determination of net earnings in conformity with Accounting Principles Board Opinion No. 20, "Accounting Changes." The Company adopted SOP 00-2 beginning April 1, 2001. The adoption of SOP 00-2 is not expected to have a material impact on the Company's consolidated financial statements.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, "Deferral of the Effective Date of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities," and by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment to SFAS No. 133," which is effective for all quarters of the fiscal years beginning after June 15, 2000. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company adopted SFAS No. 133 on April 1, 2001. The adoption of SFAS No. 133 is not expected to have a material impact on the Company's consolidated results of operations.

Reclassifications.  Certain fiscal 2000 and 1999 balances have been reclassified
-----------------
to conform with the fiscal 2001 presentation.

Note 2.  New Disc Manufacturing Agreement and Revolving Loan Commitment.

In March 2001, Image entered into an Optical Disc Replication and Loan Agreement (the "Agreement") with MRT Technology, LLC, doing business as Ritek Global Media ("Ritek"), a subsidiary of Taiwan-based Ritek Global Corporation. The five-year term of the Agreement will commence August 1, 2001, upon expiration of Image's current replication agreement. Under the Agreement, Ritek will be the exclusive provider of manufacturing services associated with Image's DVD, DVD-audio and CD programming as well as Image's programming on all future home entertainment storage mediums then-serviced by Ritek. Ritek, with manufacturing facilities throughout the world, will also

--------------------------------------------------------------------------------
44                                                   Image Entertainment, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

manufacture goods, order printed components, manage inventory, package and fulfill orders for Image's optical disc-based programming to international territories on behalf of Aviva.

Under the terms of the Agreement, Ritek has provided Image with a commitment to provide title development funding in the form of a series of advances under an unsecured, non-interest bearing loan. The purpose of Ritek's loan commitment to Image is to assist Image in funding the acquisition of entertainment programming for exclusive United States and/or worldwide distribution, whether through a license or exclusive distribution agreement. Outstanding balances under the loan are subordinate to all of Image's obligations to BankAmerica Leasing and Capital Corporation, Bank of America National Trust and Savings Association of Nevada, Foothill Capital Corporation and Image Investors Co. and all replacements and refinancings of such debt.

Initial Advance.  Although Ritek's manufacturing services will not begin until
---------------
August 1, 2001, on March 20, 2001, Ritek made an initial advance under the loan to Image of $6,500,000. Image's current banking structure requires that proceeds from these advances reduce any outstanding obligations to Foothill Capital Corporation. Image will draw down on its revolving credit facility to fund programming acquisitions.

Additional Advances.  In addition to the initial advance, on or before September
-------------------
1 of each year during the term (other than September 1, 2001 and September 1, 2005), Ritek is required to make an additional advance under the loan to Image in an amount equal to the sum of $1.00 for each DVD and $.50 for each CD ordered by Image from Ritek during the immediately preceding August 1 to July 31 period, minus the then-current outstanding balance of the loan; provided that in no event shall the amount of any advance exceed the sum of $10,000,000. The advance to be made on September 1, 2005 is limited to $5,000,000. In the event Image fails to meet certain minimum order requirements, as defined in the Agreement, Ritek shall have the option to renegotiate new terms and conditions of future advances under the loan.

Repayment of Advances.  Image will repay the loan (other than the advance in the
---------------------
last year of the term) to Ritek in an amount equal to $1.00 for each DVD and $.50 for each CD ordered from Ritek under the Agreement, which amounts shall be payable at the same time payment is due for such discs ordered under the Agreement. Repayment of the initial advance will begin in October 2001, with subsequent repayments based upon the quantity and timing of Image's optical disc replication services provided by Ritek. Image shall not be obligated to repay more than $2,500,000 of the outstanding balance of the loan in any calendar quarter. The advance in the last year of the term (i.e., August 1, 2005 through July 31, 2006) shall be repaid in equal quarterly installments payable on October 31, 2005 and January 31, April 30 and July 31, 2006.

At March 31, 2001, $6,500,000 was outstanding under the loan from Ritek. As outstanding amounts are non-interest bearing, the Company imputed interest expense of $19,000 for the period outstanding during fiscal 2001 at 8.75%, Image's incremental borrowing rate at March 31, 2001.

Note 3.   Fiscal 2000 Formation of Joint Venture -- Aviva International, LLC.

In June 1999, Image formed Aviva International, LLC with Michael Lopez, President of International Consulting & Business Management. Aviva is 50% owned by each of Image and Mr. Lopez. Aviva acts as international sales agent for Image's licensed programming for which it holds distribution rights for worldwide broadcast and international home video. Mr. Lopez serves as Manager of Aviva and supervises the day-to-day operations of Aviva. All other actions require the consent of Image. Both Image and Mr. Lopez have contributed funds to Aviva in the form of interest-bearing loans to be used for working capital. Mr. Lopez remains contingently liable for his share of the obligations of Aviva. Image will continue to loan Aviva funds for working capital, if needed, until Aviva can solely fund its operations. Loans to Aviva from Image totaled approximately $732,000 at March 31, 2001. Loans from Image and Mr. Lopez will be repaid by Aviva prior to any profit distributions to Image or Mr. Lopez. Although Image owns 50% of the joint venture, it has the ability to exercise control over the operations of Aviva. Accordingly, Aviva's operating loss, since its formation, is consolidated with the Company's consolidated statements of earnings for the fiscal years ended


--------------------------------------------------------------------------------
Image Entertainment, Inc.                                                   45

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

March 31, 2001 and 2000; and a minority interest representing Mr. Lopez's share of profits and losses is reflected in the Company's consolidated financial statements.

In April 2000, Image and Mr. Lopez amended the joint venture operating agreement retroactively (to the date of formation) to change the sales agency fees to be retained by Aviva and the allocation of the joint venture profits and losses. Joint venture profits and losses, which were to be allocated 50% to each of Mr. Lopez and Image were amended to change the allocation to 60% to Mr. Lopez and 40% to Image up to $750,000 in cumulative profits. The next $750,000 in cumulative profits are allocated 55% to Mr. Lopez and 45% to Image and cumulative profits over $1,500,000 are allocated 50% to each. Accordingly, other income (expense) in the accompanying consolidated statements of earnings for the fiscal years ended March 31, 2001 and 2000, respectively, reflects minority interests of ($31,000) and $383,000, respectively, representing 60% of Aviva's operating income of ($52,000) for the fiscal year ended March 31, 2001 and 60% of Aviva's operating loss of $639,000 for the fiscal year ended March 31, 2000. The joint venture operating agreement has been renewed for an additional two years through December 31, 2002.

Royalties and distribution fees payable by the Company to program suppliers in connection with international distribution revenues generated by Aviva's sales agency efforts are generally used to recoup advance royalties and distribution fees paid by Image to program suppliers for exclusive international distribution rights.


Note 4.    Inventories.


Inventories at March 31, 2001 and 2000 are summarized as follows:



(In thousands)                                                 2001      2000
                                                             -------   -------
DVD                                                          $13,104   $12,989
laserdisc and other                                            1,197     6,339
                                                             -------   -------
                                                              14,301    19,328
Reserve for lower of cost or market inventory writedowns:
DVD                                                             (915)     (767)
laserdisc and other                                             (720)   (5,578)
                                                             -------   -------
                                                              (1,635)   (6,345)
                                                             -------   -------
                                                              12,666    12,983
Production costs, net                                          5,956     4,898
                                                             -------   -------
                                                             $18,622   $17,881
                                                             =======   =======

Production costs are net of accumulated amortization of $10,607,000 and $6,701,000 at March 31, 2001 and 2000, respectively. The Company expects to amortize substantially all of the March 31, 2001 production costs by March 31, 2005.

Note 5.   Property, Equipment and Improvements.

Property, equipment and improvements at March 31, 2001 and 2000 are summarized as follows:



(In thousands)                                       2001     2000
                                                  -------  -------
Land                                              $ 2,044  $ 2,044
Building                                            4,680    4,493
Machinery, equipment and software                  14,062   10,961
Leasehold improvements                                730      501
Land held for sale                                     --      900
Other                                                 361      358
                                                  -------  -------
                                                   21,877   19,257
Less accumulated depreciation and amortization      7,318    5,190
                                                  -------  -------
                                                  $14,559  $14,067
                                                  =======  =======

--------------------------------------------------------------------------------
46                                                   Image Entertainment, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

In August 2000, the Company sold the remaining approximately 4.7 acres of excess vacant land adjacent to the Company's 8.4 acre warehouse and distribution facility site in Las Vegas, Nevada for net proceeds of approximately $1,399,000. The resulting pretax gain on sale of $499,000 was recorded as other income in the accompanying consolidated statement of earnings for the year ended March 31, 2001. The remaining 8.4 acres of land, on which the warehouse and distribution facility is located, is recorded at the lower of cost or fair market value.

In December 1999, the Company sold approximately 3.8 acres of excess vacant land also adjacent to the Company's Las Vegas warehouse and distribution facility site for net proceeds of approximately $1,823,000. The resulting gain on sale of $23,000 was recorded as other income in the accompanying statement of earnings for the year ended March 31, 2000.

Depreciation and amortization of property, equipment and improvements was $2,128,000, $1,696,000 and $725,000 for fiscal 2001, 2000 and 1999, respectively. Web site development costs capitalized during fiscal 2000 were $146,000. The Company did not capitalize Web site development costs during fiscal 2001.

Note 6. Debt.

Revolving Loan Facility - Disc Manufacturer.  In March 2001, Image borrowed
-------------------------------------------
$6,500,000 from Ritek. The proceeds were used to pay down the outstanding borrowings with Foothill Capital Corporation. See "Note 2. New Disc
                                               ---
Manufacturing Agreement and Revolving Loan Commitment" for a detailed discussion.

Revolving Credit and Term Loan Facility. In November 1999, Image and Foothill
---------------------------------------
Capital Corporation amended the December 28, 1998 Loan and Security Agreement (the "Foothill Agreement") to increase the maximum revolving advance limit from $12,000,000 to $15,000,000. The Foothill Agreement provides for revolving advances and the issuance and guaranty of standby letters of credit under a $15,000,000 revolving credit facility and a series of term loans under a $500,000 capital expenditure term loan facility. The term of the Foothill Agreement is three years, renewable automatically thereafter for successive one-year periods.

Borrowings under the Foothill Agreement are limited to the "borrowing base," as defined therein, are secured by substantially all of Image's assets and bear interest at the lender's prime rate plus .75% (8.75% at March 31, 2001), payable monthly. At March 31, 2001, Image had a total of $2,210,000 and $393,000, respectively, outstanding under the revolving credit and term loan facilities and had borrowing availability under its revolving credit facility of $12,405,000, net of amounts utilized for outstanding letters of credit, and borrowing availability of $107,000 under its capital expenditure term loan facility. At March 31, 2000, Image had a total of $10,290,000 and $500,000, respectively, outstanding under the revolving credit and term loan facilities.

The Foothill Agreement imposes restrictions on such items as encumbrances and liens, payment of dividends, other indebtedness, stock repurchases and capital expenditures. The Foothill Agreement also requires the Company to comply with certain financial and operating covenants. At March 31, 2001, the Company was not in compliance with the covenant establishing the maximum amount of capital expenditures the Company could make during fiscal 2001. The Company exceeded the maximum limit of $2,500,000 for fiscal 2001 by $992,000. However, at the Company's request, Foothill waived the Company's compliance with that covenant for fiscal 2001. At March 31, 2001, the Company was in compliance with all other financial and operating covenants.

Real Estate Credit Facility.  Image has a revolving line of credit with Bank of
---------------------------
America National Trust and Savings Association of Nevada. Under the revolving line, Image may repay and reborrow principal amounts provided the outstanding borrowings do not exceed the maximum available commitment of $3,004,000 at March 31, 2001, which is reduced quarterly by $43,000. The revolving line expires January 31, 2008. Image has the option under the revolving line to borrow at the bank's prime rate plus 1.25% or for fixed periods at LIBOR plus either 2.25% or 2.65% depending on the level of the Company's debt service coverage ratio, as defined in the loan agreement. There were $3,004,000


--------------------------------------------------------------------------------
Image Entertainment, Inc.                                                  47

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

and $3,176,000 in borrowings were outstanding under this line at March 31, 2001 and 2000, respectively. Borrowings currently bear interest at LIBOR plus 2.25% (7.86% at March 31, 2001).

Borrowings under the revolving line are secured by a deed of trust on the approximate 8.4 acres of land in Las Vegas, Nevada used for the Company's distribution operations. The revolving line requires the Company to comply with certain quarterly financial and operating covenants. At March 31, 2001, the Company was in compliance with all such financial and operating covenants.

Equipment Line of Credit.  On June 28, 2000, Image entered into a Business Loan
------------------------
Agreement with Bank of America, N.A. in Nevada for an equipment line of credit of up to $1,000,000. The line is available for borrowing through August 30, 2001. Outstanding borrowings are to be repaid in 42 successive equal monthly installments beginning September 30, 2001 through the line's expiration on February 28, 2005. Image has the option to borrow at the bank's prime rate plus 1.25% or LIBOR plus 2.50%, subject to a minimum borrowing requirement. Interest is payable monthly. Outstanding borrowings are secured by the equipment purchased by Image with the proceeds of the advances. The loan agreement contains the same covenants as Image's other loan agreements with Bank of America. At March 31, 2001, the Company was in compliance with all such financial and operating covenants. The Company has $647,000 outstanding under this line at March 31, 2001, all of which bore interest at LIBOR plus 2.50% (ranging from 7.65% to 9.22% at March 31, 2001).

Convertible Subordinated Note Payable.  Image entered into a Credit Agreement
-------------------------------------
with Image Investors Co. ("IIC"), a principal stockholder of Image owned and controlled by John W. Kluge and Stuart Subotnick, dated as of September 29, 1997, pursuant to which Image borrowed $5,000,000 from Image Investors Co, with interest payable quarterly at 8.0% per annum, and principal due in five years. The loan is unsecured and subordinated to any obligations to Foothill and is convertible at IIC's election into Image's common stock at any time during the term at a conversion price of $3.625 per share, the closing price of Image's common stock on September 29, 1997.

The following is a schedule by year of required minimum debt principal payments and maturities under the Company's debt agreements above:


               (In thousands)
                 Fiscal                        Amount
                 ------                        ------
                   2002                      $  6,215
                   2003                         8,749
                   2004                           301
                   2005                           172
                   2006                           172
                Thereafter                      2,145
                                             --------
                                             $ 17,754
                                             ========

Note 7.  Distribution Equipment Lease Facility.

Image's Lease Intended as Security Agreement with BankAmerica Leasing and Capital Corporation provided for advances to purchase distribution machinery and equipment utilized in the Company's Las Vegas, Nevada warehouse and distribution facility. There were $1,061,000 and $1,432,000 in borrowings outstanding under the lease at March 31, 2001 and 2000, respectively. Outstanding borrowings are repaid in quarterly installments through October 1, 2003, down to a $1 purchase option, bearing a fixed implicit rate, as defined in this agreement, of 7.719%. The lease is accounted for as a capital lease.

Borrowings under this agreement are secured by the underlying equipment leased. The lease contains cross-default provisions with other borrowing agreements and early termination charges. This agreement requires the Company to meet the same quarterly financial and operating covenants contained in the revolving line with Bank of America

--------------------------------------------------------------------------------
48                                                 Image Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

National Trust and Savings Association above. At March 31, 2001, the Company was in compliance with all such financial and operating covenants.

Machinery and equipment under capital leases at March 31, 2001 and 2000 are summarized as follows:


       (In thousands)                             2001        2000
                                                --------    --------
       Machinery and equipment                  $  1,775    $  1,775
       Less accumulated amortization                 486         232
                                                --------    --------
                                                $  1,289    $  1,543
                                                ========    ========

Future minimum lease payments by year at March 31, 2001 for property under capital leases are as follows:

       (In thousands)
               Fiscal                                        Amount
               ------                                       --------
               2002                                         $    471
               2003                                              471
               2004                                              235
                                                            --------
               Total minimum lease payments                    1,177
               Less amount representing interest at 7.719%       116
                                                            --------
               Present value of minimum lease payments      $  1,061
                                                            ========

Note 8.  Commitments and Contingencies.

Operating Leases.  Image's headquarters are located in two adjacent buildings in
----------------
Chatsworth, California (containing 30,080 and 15,440 square feet, respectively), leased from the same landlord. Both leases terminate on April 30, 2004. The monthly rent for the larger building is approximately $18,000 (subject to annual adjustment based on increases in the consumer price index). The monthly rent for the smaller building is approximately $11,000 (with scheduled yearly increases).

Effective May 16, 1999, Image relocated its warehousing and distribution operations from 48,300 square feet of leased space in Chatsworth, California to 75,000 square feet of owned spaced in Las Vegas, Nevada.

DVDPlanet leases approximately 8,102 square feet of combined office, retail and warehouse space in Westminster, California. The lease provides for monthly rent of approximately $15,000 (subject to annual adjustment based on increases in the consumer price index) and will expire on November 22, 2002. As of April 2001, DVDPlanet subleased additional office space of approximately 6,541 square feet in Huntington Beach, California for monthly rent of approximately $11,000 (subject to annual adjustment based on increases in the consumer price index). Such sublease will expire on August 31, 2002. DVDPlanet holds an option to enter into a direct lease for its current subleased premises effective September 1, 2002.

Aviva leases approximately 2,325 square feet of office space in Belmont, California. The lease provides for monthly rent of $4,000 and expires on October 31, 2003.

--------------------------------------------------------------------------------
Image Entertainment, Inc.                                                    49

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Future minimum annual rental payments by year under operating leases at March 31, 2001 are approximately as follows:

                           Fiscal          Amount
                           ------      -------------
                                       (In thousands)
                           2002              $  713
                           2003                 548
                           2004                 378
                           2005                  29
                                        -----------
                                        $     1,668
                                        ===========

Rent expense was $472,000, $409,000 and $487,000 for fiscal 2001, 2000 and 1999, respectively.

Other.  At March 31, 2001, the Company's future obligations by year for royalty
-----
advances, minimum royalty guarantees and exclusive distribution fee guarantees under the terms of Image's existing licenses and exclusive distribution agreements, respectively, are as follows:

                           Fiscal           Amount
                           ------       -------------
                                        (In thousands)
                            2002             $ 8,366
                            2003                  80
                                        ------------
                                        $      8,446
                                        ============

At March 31, 2001, Image had $450,000 of outstanding standby letters of credit issued by Foothill of which $300,000 expires on June 30, 2001 and $150,000 expires on November 18, 2001. These letters of credit secure balances due to program suppliers.

Note 9.  Stock Awards, Options and Warrants.

In September 1998, Image's shareholders approved a new incentive plan (the "1998 Plan") pursuant to which approximately 1,160,000 shares of Image's common stock were made available for awards, including options, thereunder. No new options will be granted under Image's other plans. The 1998 Plan provides for awards to employees and directors of Image. Options (incentive as well as nonqualified), restricted stock units, stock appreciation rights, performance share awards, stock bonuses, cash bonuses and stock units can be awarded under the 1998 Plan. The 1998 Plan requires that the exercise price for any nonqualified option be at least 85% of the closing price of Image's common stock on the date such option is granted. The maximum term allowed for an option is 10 years and a stock unit shall either vest or be forfeited not more than 10 years from the date of grant. The 1998 Plan contemplates annual automatic grants of restricted stock units payable in shares of Image's common stock to certain directors of Image in lieu of the 15,000 share option grants under the existing directors' stock option plan. The 1998 Plan terminates on June 30, 2008.

In July 1999 and 1998 an aggregate 91,662 and 88,359, respectively, stock units were granted to officers of Image under the 1998 Plan. These grants vest annually in increments of 20% over the five-year period commencing June 30, 2000 and 1999, respectively. There were no restricted stock units granted to officers in fiscal 2001. Accelerated vesting may occur if certain fiscal earnings before interest, taxes, depreciation and amortization targets are achieved. The number of stock units awarded to officers was determined by multiplying a specified percentage of base salary by the officer's base salary as of the beginning of the period and dividing the results by the average trading price of the stock determined as of the date of grant ($6.78 per share in fiscal 2000 and $6.70 per share in fiscal 1999) to determine the number of stock units. These stock units are payable solely in shares. The Company amortizes the total value of the stock units on the date of grant ($622,000 for the fiscal 2000 grant and $592,000 for the fiscal 1999 grant) ratably over the 5-year vesting period as compensation expense. Compensation expense relating to these stock units for fiscal 2001, 2000 and 1999 was approximately $227,000, $200,000 and $89,000, respectively.

--------------------------------------------------------------------------------
50                                                     Image Entertainment, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

In October 2000 and 1999, the automatic annual awards to directors aggregating 6,720 stock units for each year were granted. These grants vest on a pro rata basis over a one-year period commencing on the grant date. These stock units are payable solely in shares. The Company amortizes the total value of the stock units on the date of the grant ratably over the one year vesting period as compensation expense. Compensation expense relating to these stock units for fiscal 2001 and 2000 was approximately $28,000 and $15,000, respectively.

Stock option transactions, including Image's former plans, for the three years ended March 31, 2001 are as follows:

                                                                                   Weighted
Per Share                                                     Per Share         Average Price
(In thousands, except per share data)        Shares          Price Range          Per Share
                                         -------------      ------------          ---------
Outstanding, March 31, 1998                      1,417      $ .743-10.25          $   6.364
        Granted                                     60              7.94              7.940
        Exercised                                 (266)        .743-7.25              5.274
        Surrendered                                (99)             4.16              4.160
        Canceled                                   (30)        .743-7.94              6.182
                                         -------------                            ---------
Outstanding, March 31, 1999                      1,082        .817-10.25              6.824
        Granted                                    152       4.938-6.668              6.523
        Exercised                                  (34)       .817-5.625              1.787
        Canceled                                   (33)        .817-7.25              6.134
                                         -------------                            ---------
Outstanding, March 31, 2000                      1,167        3.25-10.25              6.950
        Granted                                    382              3.75              3.750
        Canceled                                   (47)      4.938-7.191              6.043
                                         -------------                            ---------
Outstanding, March 31, 2001                      1,502      $ 3.25-10.25          $   6.164
                                         =============                            =========

Of the options reflected as outstanding on March 31, 2001, options to purchase approximately 1,185,000 shares of common stock were exercisable. At March 31, 2001, there were approximately 415,000 shares of common stock available for new awards, including stock options, to directors and employees of Image.

The following table summarizes significant ranges of outstanding and exercisable options at March 31, 2001:

                                     Options Outstanding                        Options Exercisable
                       ----------------------------------------------      ----------------------------
                                             Weighted        Weighted                          Weighted
                                             Average         Average                           Average
     Range of              Shares           Remaining        Exercise            Shares        Exercise
 Exercise Prices       (In thousands)      Life (Years)       Price          (In thousands)     Price
-----------------      --------------     ------------       --------         -------------    --------
under $4.00                       397          9.1          $   3.731                  157    $  3.702
$4.01 to $6.00                    208          1.9              5.546                  204       5.540
$6.01 to $8.00                    799          4.8              7.204                  726       7.258
$8.01 to $10.00                    85          3.0              8.647                   85       8.647
over $10.00                        13          0.8             10.250                   13      10.250
                       --------------                                         ------------
                                1,502                                                1,185
                       ==============                                         ============

A December 29, 1987 stock purchase agreement , as amended (the "1987 Agreement"), between Image and an investor group including IIC provides for the grant of antidilution rights to various investors in connection with certain issuances of common stock. The 1987 Agreement will expire in July 2002.

Upon the exercise of certain options outstanding as of December 29, 1987 (referred to in the 1987 Agreement as the "Management Options"), each investor was granted rights to purchase shares of common stock pursuant to a formula based in part on the percentage of the total outstanding shares of common stock owned by the investor on December 29, 1987. As of March 31, 1999, all rights to purchase 507,016 shares had been granted (the maximum allowable upon exercise of all the Management Options), rights to purchase 503,273 shares had been exercised (as to

--------------------------------------------------------------------------------
Image Entertainment, Inc.                                                     51

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

26,664 shares in fiscal 2000 and 4,521 shares in fiscal 1999, at per-share exercise prices ranging from $.74 to $1.07). The remaining rights to purchase 3,743 shares expired prior to March 31, 2000, accordingly, there were no outstanding rights to purchase shares as of March 31, 2001.

Upon certain issuances of shares of common stock other than pursuant to the exercise of Management Options, the investors will be granted additional rights so that the equity interest represented by the 1987 Agreement shares held by the investor (excluding the shares purchased upon the exercise of the antidilution rights issued in connection with the exercise of Management Options) will not be diluted. As of March 31, 2001, other rights granted to purchase approximately 851,616 shares of common stock had been exercised (none of which were exercised during the three years ended March 31, 2001).

The Company applies APB Opinion No. 25 in accounting for its stock option plans, and accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's consolidated net earnings and net earnings per share would have been decreased to the pro forma amounts indicated below for the three years ended March 31, 2001:

     (In thousands, except per share data)      2001    2000    1999
                                              ------  ------  ------
     Consolidated net earnings:
        As reported                           $8,432  $1,415  $1,706
        Pro forma                             $7,932  $1,106  $1,382
                                              ======  ======  ======
     Consolidated net earnings per share:
        As reported
          Basic                               $  .52  $  .09  $  .12
                                              ======  ======  ======
          Diluted                             $  .50  $  .09  $  .12
                                              ======  ======  ======
        Pro forma
          Basic                               $  .49  $  .07  $  .10
                                              ======  ======  ======
          Diluted                             $  .47  $  .07  $  .10
                                              ======  ======  ======

The weighted-average fair value of options granted during fiscal 2001, 2000 and 1999 was $2.50, $4.22 and $4.49, respectively, using the Black-Scholes option-pricing model with the following weighted-average assumptions: Fiscal 2001, 2000 and 1999 -- expected volatility of 60% - 78%, risk-free interest rates of 5.25% - 6.5%, no expected dividends and an expected life of three to five years.

Pro forma consolidated net earnings and net earnings per share reflects only options granted in fiscal 2001, 2000 and 1999. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma consolidated net earnings and net earnings per share amounts presented above because compensation cost is reflected over the option vesting periods of up to five years and compensation cost for options granted prior to April 1, 1998 are not considered.

--------------------------------------------------------------------------------
52                                                     Image Entertainment, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 10.  Net Earnings per Share Data.

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net earnings per share for the three years ended March 31, 2001:

(In thousands, except per share data)                     2001     2000     1999
                                                         -------  -------  -------
                                                         -------  -------  -------
Net earnings -- basic                                    $ 8,432  $ 1,415  $ 1,706
                                                         -------  -------  -------
Interest, net of taxes, on assumed conversion
   of dilutive security                                      400       --       --
                                                         -------  -------  -------
Net earnings -- diluted                                  $ 8,832  $ 1,415  $ 1,706
                                                         =======  =======  =======

Weighted average common shares outstanding -- basic       16,257   16,452   14,185
                                                         -------  -------  -------
Effect of dilutive securities                              1,380       38      124
                                                         -------  -------  -------
Weighted average common shares outstanding -- diluted     17,637   16,490   14,309
                                                         =======  =======  =======
Net earnings per share:
   Basic                                                 $   .52  $   .09  $   .12
                                                         =======  =======  =======
   Diluted                                               $   .50  $   .09  $   .12
                                                         =======  =======  =======

Outstanding common stock options not included in the computation of diluted net earnings per share totaled 1,487,000, 927,000 and 800,000, respectively, for the years ended March 31, 2001, 2000 and 1999. The stock options were excluded because their exercise prices were greater than the average market price of the common stock for the respective periods and the assumed exercise would be antidilutive. The 1,379,000 common shares underlying the convertible subordinated note payable were excluded in fiscal 2000 and 1999 because the assumed conversion for the respective periods would be antidilutive.

Note 11.  Income Taxes.

Income tax expense (benefit) for the three years ended March 31, 2001, all current, are summarized as follows:

     (In thousands)                        2001       2000       1999
                                        ---------   -------    -------
     Current
     -------
       Federal                          $       1   $     --   $    88
       State                                    1         --         2
                                        ---------   --------   -------
                                                2         --        90
                                        ---------   --------   -------
     Deferred
     --------
       Federal                             (3,163)        --        --
       State                                 (835)        --        --
                                        ---------   --------   -------
                                           (3,998)        --        --
                                        ---------   --------   -------
     Total
     -----
       Federal                             (3,162)        --        88
       State                                 (834)        --         2
                                        ---------   --------   -------
                                        $  (3,996)  $     --   $    90
                                        =========   ========   =======

--------------------------------------------------------------------------------
Image Entertainment, Inc.                                                     53

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

The tax effects of temporary differences that give rise to a significant portion of the deferred tax assets at March 31, 2001 and 2000 are presented below:

  (In thousands)                                                    2001          2000
                                                                   ------       -------
  Deferred tax assets:
     Provision for lower of cost or market inventory writedowns    $  613       $ 2,538
     Net operating loss carryforwards                               2,242         2,296
     Sales returns reserve                                            446           376
     Tax credits                                                      329           329
     Reserve for doubtful accounts receivable                         382           221
     Royalty reserves                                                 240            13
     Other                                                              2           618
                                                                   ------       -------
       Deferred tax assets                                          4,254         6,391
          Less valuation allowance                                     --        (6,391)
                                                                   ------       -------
          Net deferred tax assets                                  $4,254       $    --
                                                                   ======       =======

The Company provides a valuation allowance on the deferred tax assets where there is uncertainty regarding their future realizability. In assessing the realizability of deferred tax assets, management considered whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent on the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the projected future taxable income and tax-planning strategies in making this assessment. In March 2001, Image entered into a new disc manufacturing agreement that it expects will result in a lower future cost structure. In addition, in March 2001, management implemented an action plan to improve DVDPlanet's future operating results. Based on these factors and projections for future taxable income for the periods in which the deferred tax assets are deductible, the Company has eliminated the valuation allowance for all deductible differences. Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets. The events and projections giving rise to this decision occurred during the Company's fiscal fourth quarter.

The change in the valuation allowance for the year ended March 31, 2001 was $6,391,000 of which $6,135,000 reduced income tax expense for the year. The remaining $256,000 was credited to additional paid-in capital which was the amount attributable to net operating losses created by the exercise of stock options previously unrecognized.

As of March 31, 2001, the Company had net operating loss carryforwards for Federal and state income tax purposes of $6,178,000 and $2,421,000, respectively, which are available to offset future taxable income through 2020 and 2005, respectively.

Expected income tax expense based on Federal statutory rates for the three years ended March 31, 2001 differed from actual tax expense as follows:

     (In thousands)                                  2001     2000    1999
                                                   -------   -----   -----
     Expected income tax expense                   $ 1,508     481     626
     State income taxes, net of Federal benefit        552      89      73
     Change in valuation allowance                  (6,135)   (582)   (675)
     Other                                              79      12      66
                                                   -------   -----   -----
                                                   $(3,996)  $  --   $  90
                                                   =======   =====   =====

--------------------------------------------------------------------------------
54                                                     Image Entertainment, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 12.  Other Items - Statements of Operations.

Fourth Quarter Adjustments.
--------------------------

Fiscal 2001.  On February 23, 2000, Image terminated its employment agreement
-----------
with its Chief Administrative Officer and General Counsel, "without cause" as defined therein. The Company has accrued $196,000 at March 31, 2001, for remaining compensation (including salary, severance and bonus) due under the employment agreement as of the date of termination.

The Company eliminated the valuation allowance recorded against the deferred tax assets in the fourth quarter. (See "Note 11. Income Taxes").
                                ---

Fiscal 2000.  During the fourth quarter of fiscal 2000, Image reached a final
-----------
settlement relating to its on-going litigation with LEI Partners, L.P. and a number of related entities and individuals. The Company recorded a pretax gain of $709,000 during the fourth quarter ended March 31, 2000 relating to certain settlements and a pretax gain of $899,000 for the year ended March 31, 2000 covering all settlements relating to this litigation. The gain on settlements is included as a component of other income in the accompanying consolidated statement of earnings for the year ended March 31, 2000. A receivable related to this settlement of $540,000 is included as a component of prepaid expenses and other assets in the accompanying consolidated balance sheet at March 31, 2000. The receivable was collected in full by May 31, 2000. Total principal, interest and settlement payments received by Image over the years relating to the December 1990 sale of a business segment totaled $2,240,000, net of related legal fees.

In June 2000, Image reached a settlement, subject to court approval, in connection with certain alleged preferential transfers relating to the Chapter 11 bankruptcy of Alliance Entertainment Corp. During the fourth quarter of fiscal 2000, the Company accrued a $300,000 settlement charge, including estimated legal fees, as a component of general and administrative expenses in the accompanying consolidated statement of earnings for fiscal 2000. Image paid $285,000 in settlement charges and legal fees in July 2000 and reversed the remaining accrual.

Note 13.  Employee Benefit Plan.

The Company has a 401(k) savings plan covering substantially all of its employees. Eligible employees may contribute through payroll deductions. The Company matches employees' contributions at the rate of 50% of the first 4% of salary contributed. The Company's 401(k) savings plan matching expenses for fiscal 2001, 2000 and 1999 were $112,000, $88,000 and $80,000, respectively.

Note 14.  Segment Information.

In accordance with the requirements of SFAS No. 131, Disclosures about Segments of and Enterprises and Related Information, selected financial information regarding the Company's reportable business segments, program licensing and production/domestic wholesale distribution ("Domestic Wholesale Distribution"), direct-to-consumer retail distribution (through DVDPlanet) ("Retail Distribution"), and international wholesale distribution/broadcast rights exploitation (through Aviva) ("International Wholesale Distribution"), are presented below. The largest business segment is Domestic Wholesale Distribution of entertainment programming (primarily DVD). Management currently evaluates segment performance based primarily on net revenues, operating costs and expenses and income (loss) before income taxes. Interest income and expense is evaluated on a consolidated basis and not allocated to the Company's business segments.

--------------------------------------------------------------------------------
Image Entertainment, Inc.                                                     55

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

For the Year Ended March 31, 2001:



                                                                             2001
                                      ------------------------------------------------------------------------------------
                                      Domestic                           International
                                      Wholesale         Retail             Wholesale         Inter-segment
(In thousands)                        Distribution    Distribution        Distribution        Eliminations    Consolidated
                                      ------------  -----------------   -------------------  --------------   ------------
NET REVENUES                          $     91,249  $      16,886       $         6,662      $      (14,027)  $    100,770
OPERATING COSTS AND EXPENSES                82,066         19,586                 7,414             (13,988)        95,078
                                      ------------  -------------       ---------------      --------------   ------------
EARNINGS (LOSS) FROM OPERATIONS              9,183         (2,700)                 (752)                (39)         5,692

OTHER EXPENSES (INCOME)                      1,225             --                    --                  31          1,256
                                      ------------  -------------       ---------------      --------------   ------------
EARNINGS (LOSS) BEFORE
 INCOME TAXES                         $      7,958  $      (2,700)      $          (752)     $          (70)  $      4,436
                                      ============  =============       ===============      ==============   ============

For the Year Ended March 31, 2000:

                                                                           2000
                                     -------------------------------------------------------------------------------------
                                      Domestic                              International
                                      Wholesale           Retail              Wholesale       Inter-segment
(In thousands)                        Distribution      Distribution/(1)/  Distribution/(2)/  Eliminations    Consolidated
                                      ------------      -----------------  -----------------  -------------   ------------
NET REVENUES                          $     80,496            $15,837           $  250             $(11,729)  $     84,854
OPERATING COSTS AND EXPENSES                76,112/(3)/        17,887              883              (11,690)        83,192/(3)/
                                      ------------            -------           ------             --------   ------------
EARNINGS (LOSS) FROM OPERATIONS              4,384             (2,050)            (633)                 (39)         1,662

OTHER EXPENSES (INCOME)                       (630)/(4)/           --               --                 (383)           247/(4)/
                                      ------------            -------           ------             --------   ------------
EARNINGS (LOSS) BEFORE
 INCOME TAXES                         $      3,754            $(2,050)          $ (633)            $    344   $      1,415
                                      ============            =======           ======             ========   ============

____________________________________
(1) DVDPlanet was acquired in January 1999.
(2) Includes Aviva formed in June 1999.
(3) Includes $300,000 one-time charge for settlement of adversary proceeding.
(4) Includes $899,000 in proceeds from settlements of litigation.



For the Year Ended March 31, 1999:

                                                                    1999
                                  ---------------------------------------------------------------
                                     Domestic
                                    Wholesale      Retail           Inter-segment
(In thousands)                     Distribution  Distribution/(1)/   Eliminations   Consolidated
                                  -------------  -----------------  -------------   -------------
NET REVENUES                            $75,835         $3,980            $(2,627)       $77,188
OPERATING COSTS AND EXPENSES             72,773          4,317             (2,580)        74,510
                                        -------         ------            -------        -------
EARNINGS (LOSS) FROM OPERATIONS           3,062           (337)               (47)         2,678
INTEREST EXPENSE, NET                       882             --                 --            882
                                        -------         ------            -------        -------
EARNINGS (LOSS) BEFORE
 INCOME TAXES                           $ 2,180         $ (337)           $   (47)       $ 1,796
                                        =======         ======            =======        =======

___________________________________
(1) DVDPlanet was acquired in January 1999.



                                              As of March 31,
                                        ----------------------------
(In thousands)                              2001              2000
                                        ------------      ----------
Total Assets:
  Domestic Wholesale Distribution         $67,376           $59,376
  Retail Distribution                       4,869             6,000
  International Wholesale Distribution      4,369             1,264
  Inter-segment eliminations               (2,353)           (1,245)
                                          -------           -------
  Consolidated total assets               $74,261           $65,395
                                          =======           =======

--------------------------------------------------------------------------------
 56                                                 Image Entertainment, Inc.

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 15.  Quarterly Financial Data.  (Unaudited)

Summarized quarterly consolidated financial data for fiscal 2001 and 2000 is as follows:


                                                                                Quarter Ended
                                          ------------------------------------------------------------------------------------------
 (In thousands, except per share data)            June 30,               September 30,         December 31,        March 31,
                                          ---------------------   -----------------------   ----------------  ----------------------
                                              2000         1999           2000       1999      2000     1999         2001       2000
                                           -------      -------        -------    -------   -------  -------  -----------    -------
Net revenues                               $23,967      $18,300        $25,580    $18,112   $25,028  $25,424  $  26,195      $23,018
Earnings (loss) from operations              1,800         (633)         1,749       (527)    1,029    1,547      1,114        1,275
Net earnings (loss)                          1,315         (714)         1,753       (842)      577    1,261      4,787/(2)/   1,710
Net earnings (loss) per share/(1)/ --
     Basic                                 $   .08      $  (.04)       $   .11    $  (.05)  $   .04  $   .08  $     .30      $   .10
     Diluted                               $   .08      $  (.04)       $   .10    $  (.05)  $   .04  $   .08  $     .28      $   .10
Shares used in computation of net
  earnings (loss) per share --
     Basic                                  16,462       16,431         16,479     16,457    16,224   16,459     15,858       16,462
     Diluted                                17,844       16,431         17,876     16,457    16,225   17,843     17,237       17,847

___________________________

(1) Net earnings (loss) per share are computed independently for each of the quarters represented in accordance with SFAS No. 128. Therefore, the sum of the quarterly net earnings (loss) per share may not equal the total computed for the fiscal year or any cumulative interim period.
(2) Includes an income tax benefit of $4,109,000 primarily due to the elimination of the valuation allowance recorded against deferred tax assets.

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

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
          ---------------------------------------------------------------
          FINANCIAL DISCLOSURE.
          --------------------

     None.


--------------------------------------------------------------------------------
                                   PART III
--------------------------------------------------------------------------------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
          --------------------------------------------------

     The information required by this item is incorporated by reference from the information contained under the caption entitled "Election of Directors" in the Company's definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the Company's 2001 Annual Meeting of Shareholders. See also, Part I "Executive Officers of the Registrant."

ITEM 11.  EXECUTIVE COMPENSATION.
          ----------------------

     The information required by this item is incorporated by reference from the information contained under the caption entitled "Executive Compensation" in the Company's definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the Company's 2001 Annual Meeting of Shareholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
          --------------------------------------------------------------

     The information required by this item is incorporated by reference from the information contained under the caption entitled "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the Company's 2001 Annual Meeting of Shareholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
          ----------------------------------------------

     The information required by this item is incorporated by reference from the information contained under the caption entitled "Certain Relationships and Related Transactions" in the Company's definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the Company's 2001 Annual Meeting of Shareholders.

--------------------------------------------------------------------------------
58                                                     Image Entertainment, Inc.

--------------------------------------------------------------------------------
                                    PART IV
--------------------------------------------------------------------------------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
          ---------------------------------------------------------------

(a)  THE FOLLOWING DOCUMENTS ARE FILED AS A PART OF THIS REPORT.                                         Page
                                                                                                         ----
     1.   Financial Statements:
                  Independent Auditors' Report...................................................        34
                  Consolidated Balance Sheets at March 31, 2001 and 2000.........................        35
                  Consolidated Statements of Earnings for the years ended
                         March 31, 2001, 2000 and 1999...........................................        37
                  Consolidated Statements of Shareholders' Equity for the years ended
                         March 31, 2001, 2000 and 1999...........................................        38
                  Consolidated Statements of Cash Flows for the years ended
                         March 31, 2001, 2000 and 1999...........................................        39
                  Notes to Consolidated Financial Statements.....................................        42

     2.   Financial Statement Schedule:
                  Schedule II - Valuation and Qualifying Accounts................................        60

     3.   Exhibits:

                  See the Exhibit Index on pages i - v.
                  ---

(b)  REPORTS ON FORM 8-K.

     None.

--------------------------------------------------------------------------------
Image Entertainment, Inc.                                                     59

                                   SCHEDULE II
                    -- Valuation and Qualifying Accounts --
               For the Years Ended March 31, 2001, 2000 and 1999

                                                                  Allowance for Doubtful Accounts
                                                 -----------------------------------------------------------------
                                                                    Additions
                                                                   Charged to
                                                  Balance at      (Recoveries of)                        Balance
                                                  Beginning          Costs and         Amounts           at End
(In thousands)                                      of Year          Expenses        Written-Off         of Year
                                                 -------------    --------------    -------------       ----------
For the Year Ended March 31, 2001:               $         551    $          555    $         (86)      $    1,020
                                                 =============    ==============    =============       ==========

For the Year Ended March 31, 2000:               $         525    $          384    $        (358)      $      551
                                                 =============    ==============    =============       ==========

For the Year Ended March 31, 1999:               $         404    $          144    $         (23)      $      525
                                                 =============    ==============    =============       ==========

                                                                   Allowance for Sales Returns
                                                 -----------------------------------------------------------------
                                                                     Additions
                                                  Balance at        Charged to                           Balance
                                                  Beginning          Costs and         Amounts           at End
(In thousands)                                      of Year          Expenses        Written-Off         of Year
                                                 -------------    --------------    -------------       ----------
For the Year Ended March 31, 2001:               $       3,113    $        9,011    $      (8,674)      $    3,450
                                                 =============    ==============    =============       ==========


For the Year Ended March 31, 2000:               $       2,950    $        6,463    $      (6,300)      $    3,113
                                                 =============    ==============    =============       ==========


For the Year Ended March 31, 1999:               $       4,200    $        3,146    $      (4,396)      $    2,950
                                                 =============    ==============    =============       ==========

--------------------------------------------------------------------------------
60                                                     Image Entertainment, Inc.

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

                                   IMAGE ENTERTAINMENT, INC.,
                                   a California corporation


     Dated: June 28, 2001          By: /s/ MARTIN W. GREENWALD
                                       -----------------------------------------
                                   MARTIN W. GREENWALD,
                                   Chairman of the Board, Chief Executive
                                   Officer, President & Treasurer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Dated: June 28, 2001          /s/ MARTIN W. GREENWALD
                                   ---------------------------------------------
                                   MARTIN W. GREENWALD,
                                   Chairman of the Board, Chief Executive
                                   Officer, President & Treasurer

     Dated: June 28, 2001          /s/ JEFF M. FRAMER
                                   ---------------------------------------------
                                   JEFF M. FRAMER,
                                   Chief Financial Officer (Principal Financial
                                   and Accounting Officer)

     Dated: June 28, 2001          /s/ STUART SEGALL
                                   ---------------------------------------------
                                   STUART SEGALL,
                                   Vice President & Director

     Dated: June 28, 2001          /s/ IRA EPSTEIN
                                   ---------------------------------------------
                                   IRA EPSTEIN,
                                   Director

     Dated: June 28, 2001          /s/ M. TREVENEN HUXLEY
                                   ---------------------------------------------
                                   M. TREVENEN HUXLEY,
                                   Director

--------------------------------------------------------------------------------
Image Entertainment, Inc.                                                     61

--------------------------------------------------------------------------------
                                 EXHIBIT INDEX
--------------------------------------------------------------------------------

2.1 Asset Purchase Agreement, dated as of August 20, 1998, by and between Image Newco, Inc. and Ken Crane's Magnavox City, Inc. Filed as
          Exhibit 2.1 to Image's Registration Statement on Form S-2 (No.333-65611), effective December 21, 1998, and incorporated by reference herein.

2.1(a) First Amendment to Asset Purchase Agreement, dated as of October 3, 1998, by and between Image Newco, Inc. and Ken Crane's Magnavox City, Inc. Filed as Exhibit 2.2 to Image's Registration Statement on Form S-2 (No.333-65611), effective December 21, 1998, and incorporated by reference herein.

3.1 Restated Articles of Incorporation. Filed as Exhibit 3.1 of Image's Form 10-K for the year ended March 31, 1995, and incorporated by reference herein.

3.2 Bylaws. Filed as Exhibit 3.2 of Image's Form 10-K for the year ended March 31, 1995, and incorporated by reference herein.

4.1 Specimen Common Stock certificate. Filed as Exhibit 4 to Image's Registration Statement on Form S-2 (No.333-65611), effective December 21, 1998, and incorporated by reference herein.

4.2 Convertible Subordinated Promissory Note, dated October 29, 1997, issued to Image Investors Co. pursuant to that certain Credit Agreement, dated as of September 29, 1997, by and between Image and Image Investors Co. Filed as Exhibit 4.2 to Image's Form 10-K for the fiscal year ended March 31, 1999, and incorporated by reference herein.

10.1 + Image's Restated 1989 Incentive Stock Option Plan, as amended. Filed as Exhibit 10.1 of Image's Form 10-K for the year ended March 31, 1992, and incorporated by reference herein.

10.2 + Image's 1990 Stock Option Plan. Filed as Exhibit A of Image's Proxy Statement dated December 27, 1990, and incorporated by reference herein.

10.3 + Image's Restated 1992 Stock Option Plan. Filed as Exhibit A of Image's Proxy Statement dated September 9, 1994, and incorporated by reference herein.

10.4 + Image's 1994 Eligible Directors Stock Option Plan and Form of Eligible Director Non-Qualified Stock Option Agreement. Filed as Exhibit 10.4 of Image's Form 10-K for the year ended March 31, 1995, and incorporated by reference herein.

10.5 + Image's 1998 Incentive Plan. Filed as Exhibit A to Image's Notice of Annual Meeting and Proxy Statement dated July 29, 1998, and incorporated herein by this reference.

10.5(a) Form of Employee (Nonqualified) Stock Option Grant Agreement under Image's 1998 Incentive Plan. Filed as Exhibit 10.5(a) to Image's Form 10-K for the fiscal year ended March 31, 1999, and incorporated by reference herein.

10.6 + Eligible Director Non-Qualified Stock Option Agreement, dated as of July 22, 1998, between Image and Stuart Segall. Filed as Exhibit 10.9 to Image's Registration Statement on Form S-2 (No.333-65611), effective December 21, 1998, and incorporated by reference herein.

10.7 + Eligible Director Non-Qualified Stock Option Agreement, dated as of September 17, 1998, between Image and Mark Trevenen Huxley. Filed as
          Exhibit 10.10 to Image's Registration Statement on Form S-2 (No.333-65611), effective December 21, 1998, and incorporated by reference herein.

10.8 + Form of Option Agreement, dated October 15, 1991, between Image and Martin W. Greenwald. Filed as Exhibit 10.3 of Image's 10-Q for the quarter ended September 30, 1991, and incorporated by reference herein.

--------------------------------------------------------------------------------
Image Entertainment, Inc.                                                     i

10.9 + Form of Option granted August 13, 1992 by Image to Cheryl Lee. Filed as Exhibit 10.12 of Image's Form 10-K for the year ended March 31, 1994, and incorporated by reference herein.

10.10 + Form of Option granted May 19, 1994 to Jeff Framer, Cheryl Lee and David Borshell. Filed as Exhibit 10.24 to Image's Form 10-K for the year ended March 31, 1994, and incorporated by reference herein.

10.11 + Form of Termination Agreement between Image and each of Martin W. Greenwald, Cheryl Lee, Jeff Framer and David Borshell (relating to the termination of their former employment agreements). Filed as Exhibit
          10.11 to Image's Registration Statement on Form S-2 (No.333-65611), effective December 21, 1998, and incorporated by reference herein.

10.12 + Employment Agreement, dated as of July 1, 1998, between Image and Martin W. Greenwald. Filed as Exhibit 10.12 to Image's Registration Statement on Form S-2 (No.333-65611), effective December 21, 1998, and incorporated by reference herein.

10.13 + Employment Agreement, dated as of July 1, 1998, between Image and David Borshell. Filed as Exhibit 10.15 to Image's Registration Statement on Form S-2 (No.333-65611), effective December 21, 1998, and incorporated by reference herein.

10.14 + Employment Agreement, dated as of July 1, 1998, between Image and Jeff Framer. Filed as Exhibit 10.14 to Image's Registration Statement on Form S-2 (No.333-65611), effective December 21, 1998, and incorporated by reference herein.

10.15 + Employment Agreement, dated as of July 1, 1998, between Image and Cheryl Lee. Filed as Exhibit 10.13 to Image's Registration Statement on Form S-2 (No.333-65611), effective December 21, 1998, and incorporated by reference herein.

10.16 + Form of 1998 Performance Restricted Stock Unit Award Agreement (and related General Provisions), between Image and each of Martin W. Greenwald, Cheryl Lee, Jeff Framer and David Borshell (appended as Exhibit A to Exhibits 10.12 through 10.15). Filed as Exhibit 10.16 to Image's Registration Statement on Form S-2 (No.333-65611), effective December 21, 1998, and incorporated by reference herein.

10.17 + Form of 1999 Performance Restricted Stock Unit Award Agreement, dated as of July 1, 1999 (and related 1999 General Provisions), between Image and each of Martin W. Greenwald, Cheryl Lee, Jeff Framer and David Borshell. Filed as Exhibit 10.1 to Image's Form 10-Q for the quarter ended June 30, 1999, and incorporated by reference herein.

10.18 + Loan Agreement, dated as of August 18, 2000, by and between Image and Martin W. Greenwald. Filed as Exhibit 10.1 to Image's Form 10-Q for the quarter ended September 30, 2000, and incorporated by reference herein.

10.19 + Form of Director Stock Unit Award Agreement, dated as of October 1, 1999, between Image and each of Ira Epstein, M. Trevenen Huxley and Stuart Segall. Filed as Exhibit 10.18 to Image's Form 10-K for the fiscal year ended March 31, 2000, and incorporated by reference herein.

10.20 + Form of Director Stock Unit Award Agreement, dated as of October 1, 2000, between Image and each of Ira Epstein, M. Trevenen Huxley and Stuart Segall. Filed as Exhibit 10.1 to Image's Form 10-Q for the quarter ended December 31, 2000.

10.21 + Form of Indemnity Agreement between Image and its directors and officers. Filed as Exhibit F of Image's Proxy Statement dated September 5, 1989, and incorporated by reference herein.

10.22 Stock Purchase Agreement among Image, Directors of Image and various Buyers dated December 29, 1987. Filed as Exhibit 4.3 of Image's Form 8-K dated December 29, 1987, and incorporated by reference herein.

10.22(a) Form of First Amendment, dated July 7, 1992, to the Stock Purchase Agreement among Image, Directors of Image and various Buyers dated December 29, 1987. Filed as Exhibit 10.5 of Image's Form 10-Q for the quarter ended September 30, 1992, and incorporated by reference herein.

--------------------------------------------------------------------------------
ii                                                  Image Entertainment, Inc.

10.23 Stock Purchase Agreement among Image, Directors of Image and Image Investors Co. dated June 27, 1990. Filed as Exhibit 10.53 of Image's Form 10-K for the year ended March 31, 1990. Image and Image Investors Co. are parties to Stock Purchase Agreements dated July 14, 1988, November 30, 1988, January 11, 1989, February 14, 1989, May 10,
          1989 and June 20, 1990, which are virtually identical to this Exhibit except for the number of shares of Common Stock purchased, and incorporated by reference herein.

10.24 Stock Purchase Agreement between Image and Image Investors Co. dated December 30, 1992, including Warrant. Filed as Exhibit 10.6 of Image's Form 10-Q for the quarter ended December 31, 1992, and incorporated by reference herein.

10.25 Standard Industrial Lease for 9333 Oso Avenue, Chatsworth, California, dated December 1, 1993 and effective April 1, 1994, between Image and P&R Investment Company. Filed as Exhibit 10.1 of Image's Form 10-Q for the quarter ended December 31, 1993, and incorporated by reference herein.

10.25(a) First Amendment dated August 20, 1996 to Standard Industrial Lease for 9333 Oso Avenue, Chatsworth, California, dated December 1, 1993 and effective April 1, 1994, by and between Image and P&R Investment Company. Filed as Exhibit 10.24(a) to Image's Form 10-K for the fiscal year ended March 31, 1999, and incorporated by reference herein.

10.25(b) Second Amendment dated March 1, 1999 to Standard Industrial Lease for 9333 Oso Avenue, Chatsworth, California, dated December 1, 1993 and effective April 1, 1994, by and between Image and P&R Investment Company. Filed as Exhibit 10.24(b) to Image's Form 10-K for the fiscal year ended March 31, 1999, and incorporated by reference herein.

10.26 Standard Industrial Lease for 9349 Oso Avenue, Chatsworth, California, dated March 1, 1999 and effective May 1, 1990, between Image and P&R Investment Company. Filed as Exhibit 10.25 to Image's Form 10-K for the fiscal year ended March 31, 1999, and incorporated by reference herein.

10.27 Business Loan Agreement between Image and Bank of America National Trust and Savings Association dated March 10, 1997. Filed as Exhibit
          10.23 to Image's Form 10-K for the fiscal year ended March 31, 1998, and incorporated by reference herein.

10.27(a) Amendment No. 1 dated as of February 4, 1998 to Business Loan Agreement between Image and Bank of America National Trust and Savings Association dated March 10, 1997. Filed as Exhibit 10.23(a) to Image's Form 10-K for the fiscal year ended March 31, 1998, and incorporated by reference herein.

10.27(b) Amendment No. 2, dated as of June 29, 1998, to Business Loan Agreement, dated as of March 10, 1997, by and between Image and Bank of America National Trust and Savings Association. Filed as Exhibit
          10.3 to Image's Form 10-Q for the quarter ended June 30, 1998, and incorporated by reference herein.

10.27(c) Amendment No. 3, dated as of November 3, 1999, to Business Loan Agreement, dated as of March 10, 1997, by and between Image and Bank of America, NA, successor by merger to Bank of America National Trust and Savings Association. Filed as Exhibit 10.2 to Image's Form 10-Q for the quarter ended September 30, 1999, and incorporated by reference herein.

10.28 Business Loan Agreement between Image and Bank of America, N.A. dated June 28, 2000. Filed as Exhibit 10.2 to Image's Form 10-Q for the quarter ended June 30, 2000, and incorporated by reference herein.

10.29 Intercreditor Agreement between Bank of America, N.A. and Foothill Capital Corporation dated June 28, 2000. Filed as Exhibit 10.1 to Image's Form 10-Q for the quarter ended June 30, 2000, and incorporated by reference herein.

10.30 Lease Intended as Security between Image and BA Leasing & Capital Corporation dated March 19, 1997. Filed as Exhibit 10.24 to Image's Form 10-K for the fiscal year ended March 31, 1998, and incorporated by reference herein.

--------------------------------------------------------------------------------
Image Entertainment. Inc.                                                  iii

10.30(a) (First) Amendment, dated March 19, 1997, to Lease Intended as Security between Image and BA Leasing & Capital Corporation dated March 19, 1997. Filed as Exhibit 10.24(a) to Image's Form 10-K for the fiscal year ended March 31, 1998, and incorporated by reference herein.

10.30(b) Second Amendment, dated February 8, 1998, to Lease Intended as Security between Image and BA Leasing & Capital Corporation dated March 19, 1997. Filed as Exhibit 10.24(b) to Image's Form 10-K for the fiscal year ended March 31, 1998, and incorporated by reference herein.

10.30(c) Third Amendment, dated September 25, 1998, to Lease Intended as Security between Image and BA Leasing & Capital Corporation dated March 19, 1997. Filed as Exhibit 10.1 to Image's Form 10-Q for the quarter ended September 30, 1998, and incorporated by reference herein.

10.31 Loan Agreement between Image and Union Bank of California, N.A., dated as of December 17, 1996. Filed as Exhibit 10.20 of Image's Form 10-K for the year ended March 31, 1997, and incorporated by reference herein.

10.31(a) Amendment No. 1, dated as of February 5, 1997, to Loan Agreement, dated as of December 17, 1996, by and between Image and Union Bank of California, N.A. Filed as Exhibit 10.20.A of Image's Form 10-K for the year ended March 31, 1997, and incorporated by reference herein.

10.31(b) Amendment No. 2, dated as of February 25, 1997, to Loan Agreement, dated as of December 17, 1996, by and between Image and Union Bank of California, N.A. Filed as Exhibit 10.20.B of Image's Form 10-K for the year ended March 31, 1997, and incorporated by reference herein.

10.31(c) Amendment No. 3, dated as of September 27, 1997, to Loan Agreement, dated as of December 17, 1996, by and between Image and Union Bank of California, N.A. Filed as Exhibit 10.26(c) to Image's Form 10-K for the fiscal year ended March 31, 1998, and incorporated by reference herein.

10.31(d) Amendment No. 4, dated as of October 31, 1997, to Loan Agreement, dated as of December 17, 1996, by and between Image and Union Bank of California, N.A. Filed as Exhibit 10.26(d) to Image's Form 10-K for the fiscal year ended March 31, 1998, and incorporated by reference herein.

10.31(e) Amendment No. 5, dated as of January 28, 1998, to Loan Agreement, dated as of December 17, 1996, by and between Image and Union Bank of California, N.A. Filed as Exhibit 10.26(e) to Image's Form 10-K for the fiscal year ended March 31, 1998, and incorporated by reference herein.

10.31(f) Amendment No. 6, dated as of June 18, 1998, to Loan Agreement, dated as of December 17, 1996, by and between Image and Union Bank of California, N.A. Filed as Exhibit 10.26(f) to Image's Form 10-K for the fiscal year ended March 31, 1998, and incorporated by reference herein.

10.31(g) Amendment No. 7, dated as of July 13, 1998, to Loan Agreement, dated as of December 17, 1996, by and between Image and Union Bank of California, N.A. Filed as Exhibit 10.2 to Image's Form 10-Q for the quarter ended June 30, 1998, and incorporated by reference herein.

10.31(h) Amendment No. 8, dated as of October 23, 1998, to Loan Agreement, dated as of December 17, 1996, by and between Image and Union Bank of California, N.A. Filed as Exhibit 10.2 to Image's Form 10-Q for the quarter ended September 30, 1998, and incorporated by reference herein.

10.32 Credit Agreement, dated as of September 29, 1997, by and between Image and Image Investors Co. Filed as Exhibit 10.27 to Image's Form 10-K for the fiscal year ended March 31, 1998, and incorporated by reference herein.

10.33 Loan and Security Agreement, dated as of December 28, 1998, by and between Image and Foothill Capital Corporation, including Capital Expenditure Loan Note and Trademark Security Agreement. Filed as
          Exhibit 10.1 to Image's Form 10-Q for the quarter ended December 31, 1998, and incorporated by reference herein.

--------------------------------------------------------------------------------
iv                                                     Image Entertainment, Inc.

10.33(a) Amendment No. 1, dated as of November 1, 1999, to Loan and Security Agreement, dated as of December 28, 1998, by and between Image and Foothill Capital Corporation. Filed as Exhibit 10.1 to Image's Form 10-Q for the quarter ended September 30, 1999, and incorporated by reference herein.

10.33(b) Amendment No. 2, dated as of February 8, 2000, to Loan and Security Agreement, dated as of December 28, 1998, by and between Image and Foothill Capital Corporation. Filed as Exhibit 10.1 to Image's Form 10-Q for the quarter ended December 31, 1999, and incorporated by reference herein.

10.34 Limited Liability Company Operating Agreement of Aviva International, LLC, dated as of June 21, 1999, by and between Image and Michael Lopez. Filed as Exhibit 10.2 to Image's Form 10-Q for the quarter ended June 30, 1999, and incorporated by reference herein.

10.34(a) First Amendment, dated as of April 28, 2000, to Limited Liability Company Operating Agreement of Aviva International, LLC, dated as of June 21, 1999, by and between Image and Michael Lopez. Filed as
          Exhibit 10.30(a) to Image's Form 10-K for the fiscal year ended March 31, 2000, and incorporated by reference herein.

10.35 * Optical Disc Replication and Loan Agreement dated March 13, 2001, by and between Image and MRT Technology, LLC.

10.36 * Subordination Agreement dated March 13, 2001 by and between Image, MRT Technology, LLC and Bank of America, N.A.

10.37 * Subordination Agreement dated March 13, 2001 by and between Image, MRT Technology, LLC and Foothill Capital Corporation.

21 *      Subsidiaries of the Registrant.

23 *      Consent Letter of KPMG LLP, Independent Certified Public Accountants.

               __________________________________________________________
               * Exhibit(s) not previously filed with the Securities and Exchange Commission.

               +    Management Contracts, Compensatory Plans or Arrangements.

--------------------------------------------------------------------------------
Image Entertainment, Inc.                                                    v