Form 10-Q
period 2001-06-30
IMAGE ENTERTAINMENT INC
filed 2001-08-13
CIK 216324

================================================================================

                                 United States
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549
                            _______________________

                                   FORM 10-Q

[ ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For The Quarterly Period Ended June 30, 2001

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

Number of shares outstanding of the registrant's common stock on August 6, 2001:
15,821,533


================================================================================

===============================================================================
                        PART I - FINANCIAL INFORMATION
===============================================================================

ITEM 1.  Financial Statements.
         --------------------


                           IMAGE ENTERTAINMENT, INC.

                          CONSOLIDATED BALANCE SHEETS
                                  (unaudited)

                        June 30, 2001 and March 31, 2001

------------------------------------------------------------------------------

                                    ASSETS

(In thousands)                                    June 30, 2001  March 31, 2001
                                                  -------------  --------------

Cash and cash equivalents                               $   704         $   606

Accounts receivable, net of allowances of
  $4,499 - June 30, 2001;
  $4,470 - March 31, 2001                                12,601          14,393

Inventories                                              19,771          18,622

Royalty and distribution fee advances                    16,426          12,879

Prepaid expenses and other assets                         2,736           2,442

Deferred tax assets                                       4,530           4,254

Property, equipment and improvements, net of
  accumulated depreciation and amortization of
  $7,954 - June 30, 2001;
  $7,318 - March 31, 2001                                14,948          14,559

Goodwill, net of accumulated amortization of
  $1,250 - June 30, 2001;
  $1,123 - March 31, 2001                                 6,379           6,506
                                                        -------         -------
                                                        $78,095         $74,261
                                                        =======         =======


          See accompanying notes to consolidated financial statements

                           IMAGE ENTERTAINMENT, INC.

                          CONSOLIDATED BALANCE SHEETS
                                  (unaudited)

                       June 30, 2001 and March 31, 2001
------------------------------------------------------------------------------

                      LIABILITIES AND SHAREHOLDERS' EQUITY

(In thousands, except share data)                            June 30, 2001   March 31, 2001
                                                             --------------  ---------------

LIABILITIES:

Accounts payable and accrued liabilities                           $17,371          $18,511

Accrued royalties and distribution fees                              3,486            4,460

Revolving credit and term loan facilities                            9,053            2,603

Revolving loan facility -- disc manufacturer                         6,500            6,500

Real estate credit facility                                          2,961            3,004

Distribution equipment lease facility                                  964            1,061

Equipment line of credit                                               891              647

Convertible subordinated note payable                                5,000            5,000
                                                                   -------          -------
   Total liabilities                                                46,226           41,786
                                                                   -------          -------
SHAREHOLDERS' EQUITY:

Preferred stock, $1 par value, 3,366,000 shares
 authorized; none issued and outstanding                                --               --

Common stock, no par value, 30,000,000 shares authorized;
 15,802,000 and 15,849,000 issued and outstanding
 at June 30, 2001 and March 31, 2001, respectively                  29,652           29,765

Additional paid-in capital                                           3,320            3,320

Accumulated deficit                                                 (1,103)            (610)
                                                                   -------          -------

   Net shareholders' equity                                         31,869           32,475
                                                                   -------          -------
                                                                   $78,095          $74,261
                                                                   =======          =======

          See accompanying notes to consolidated financial statements

                           IMAGE ENTERTAINMENT, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

               For the Three Months Ended June 30, 2001 and 2000



(In thousands, except per share data)              2001      2000
                                                -------   -------
NET REVENUES                                    $20,480   $23,967

OPERATING COSTS AND EXPENSES:
         Cost of sales                           14,634    16,845
         Selling expenses                         2,048     1,937
         General and administrative expenses      2,726     2,259
         Amortization of production costs         1,307       999
         Amortization of goodwill                   127       127
                                                -------   -------
                                                 20,842    22,167
                                                -------   -------

EARNINGS (LOSS) FROM OPERATIONS                    (362)    1,800

OTHER EXPENSES (INCOME):
         Interest expense, net                      426       430
         Other                                      (19)       15
                                                -------   -------
                                                    407       445
                                                -------   -------

EARNINGS (LOSS) BEFORE INCOME TAXES                (769)    1,355

INCOME TAX (BENEFIT) EXPENSE                       (276)       40
                                                -------   -------
NET EARNINGS (LOSS)                             $  (493)  $ 1,315
                                                =======   =======

NET EARNINGS (LOSS) PER SHARE:
         Basic and diluted                        $(.03)     $.08
                                                =======   =======

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING:
         Basic                                   15,803    16,462
                                                =======   =======
         Diluted                                 15,803    17,844
                                                =======   =======




          See accompanying notes to consolidated financial statements

                           IMAGE ENTERTAINMENT, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

               For the Three Months Ended June 30, 2001 and 2000



(In thousands)                                                            2001      2000
                                                                       -------   -------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net earnings (loss)                                                    $  (493)  $ 1,315

Adjustments to reconcile net earnings (loss)
  to net cash provided by (used in) operating activities:
         Amortization of production costs                                1,307       999
         Amortization of goodwill                                          127       127
         Depreciation and other amortization                               646       477
         Deferred income taxes                                            (276)       --
         Amortization of restricted stock units                             49        57
         Provision for lower of cost or market inventory writedowns        184        60
         Provision for estimated doubtful accounts receivable               30       205
Changes in assets and liabilities associated
  with operating activities:
         Accounts receivable                                             1,762       277
         Inventories                                                    (1,449)     (852)
         Royalty and distribution fee advances, net                     (3,547)     (534)
         Production cost expenditures                                   (1,191)   (1,314)
         Prepaid expenses and other assets                                (294)      103
         Accounts payable, accrued royalties and liabilities            (2,163)    1,838
                                                                       -------   -------

              Net cash (used in) provided by operating activities       (5,308)    2,758
                                                                       -------   -------

CASH FLOWS FROM INVESTING ACTIVITIES:

Net cash used in investing activities - Capital expenditures            (1,035)     (664)
                                                                       -------   -------

          See accompanying notes to consolidated financial statements

                           IMAGE ENTERTAINMENT, INC.

                                  (unaudited)

               For the Three Months Ended June 30, 2001 and 2000



(In thousands)                                                           2001       2000
                                                                     --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:

         Advances under revolving credit and term loan facilities    $ 28,137   $ 22,366
         Repayment of advances under revolving credit and
         term loan facilities                                         (21,687)   (24,413)
         Advances under equipment line of credit                          244        257
         Repayment of advances under real estate credit facility          (43)       (43)
         Principal payments under equipment lease facility                (97)       (90)
         Repurchase of common stock                                      (113)        --
                                                                     --------   --------
            Net cash provided by (used in) financing activities         6,441     (1,923)
                                                                     --------   --------

NET INCREASE IN CASH AND CASH EQUIVALENTS:                                 98        171

         Cash and cash equivalents at beginning of period                 606      1,532
                                                                     --------   --------
         Cash and cash equivalents at end of period                  $    704   $  1,703
                                                                     ========   ========

SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION:

  Cash paid during the period for:
            Interest                                                 $    321   $    445
                                                                     ========   ========

          See accompanying notes to consolidated financial statements

(NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
--------------------------------------------------------------------------------

Note 1.  Basis of Presentation.

The accompanying consolidated financial statements include the accounts of Image Entertainment, Inc. ("Image"), its wholly-owned subsidiary DVDPlanet.com, Inc. (formerly known as Image Newco, Inc., doing business as Ken Crane's DVD/Laserdisc and DVDPlanet.com, Inc. ("DVDPlanet")), and Image's controlled 50%-owned joint venture, Aviva International, LLC ("Aviva") (collectively, the "Company"). All significant inter-company balances and transactions have been eliminated in consolidation. DVDPlanet was acquired in January 1999 and Aviva was formed in June 1999.

The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Annual Report on Form 10-K of the Company for the year ended March 31, 2001. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2002. The accompanying consolidated financial information for the three months ended June 30, 2001 and 2000 should be read in conjunction with the Financial Statements, the Notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K for the year ended March 31, 2001.

The preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. The significant areas requiring the use of management's estimates related to provisions for lower of cost or market inventory writedowns, doubtful accounts receivables, unrecouped royalty and distribution fee advances and sales returns. Although these estimates are based on management's knowledge of current events and actions management may undertake in the future, actual results may ultimately differ from those estimates.

Certain fiscal 2001 balances have been reclassified to conform with the fiscal 2002 presentation.

Note 2.  New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets.

SFAS No. 141 requires that the purchase method be used for all business combinations initiated after June 30, 2001. SFAS No. 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The amortization of goodwill ceases upon adoption of SFAS No. 142. SFAS No. 142 must be adopted in fiscal years beginning after December 15, 2001, as of the beginning of the fiscal year. Companies with fiscal years beginning after March 15, 2001, may early adopt provided they have not yet issued their first quarter financial statements.

The Company is currently evaluating the effects that the adoption of SFAS No. 141 and Statement No. 142 will have on its financial position and results from operations. The Company does have goodwill recorded and anticipates adopting Statement No. 142 on April 1, 2002.

(NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
--------------------------------------------------------------------------------

Note 3.    Inventories.

Inventories at June 30, 2001 and March 31, 2001 are summarized as follows:

                                                           June 30,  March 31,
(In thousands)                                                2001       2001
                                                             -------   -------
  DVD                                                        $14,237   $13,104
  Other                                                          884     1,197
                                                             -------   -------
                                                              15,121    14,301
  Reserve for lower of cost or market inventory writedowns:
  DVD                                                           (934)     (915)
  Other                                                         (256)     (720)
                                                             -------   -------
                                                              (1,190)   (1,635)
                                                             -------   -------
                                                              13,931    12,666
  Production costs, net                                        5,840     5,956
                                                             -------   -------
                                                             $19,771   $18,622
                                                             ========  =======

Inventories consist primarily of finished product for sale and are stated at the lower of average cost or market.

Production costs are net of accumulated amortization of $11,490,000 and $10,607,000 at June 30, 2001 and March 31, 2001, respectively.

Note 4.  Debt.

Revolving Credit and Term Loan Facilities.  At June 30, 2001, the Company had
-----------------------------------------
$8,687,000 outstanding under its $15,000,000 revolving credit facility and $366,000 outstanding under its $500,000 term loan facility with Foothill Capital Corporation ("Foothill") and had borrowing availability of $3,170,000 under its revolving credit facility, net of amounts utilized for an outstanding standby letter of credit, and $134,000 under its capital expenditure term loan facility. Borrowings under the revolving credit and term loan facilities bear interest at prime plus 0.75% (7.50% at June 30, 2001). The terms of the revolving credit and term loan facilities end December 28, 2001 but are renewable automatically thereafter for successive one-year periods.

At June 30, 2001, the Company had one outstanding standby letter of credit in the amount of $150,000 issued by Foothill which expires on September 30, 2001. This standby letter of credit secures trade payables to a program supplier.

Real Estate Credit Facility.  At June 30, 2001, $2,961,000 in borrowings were
---------------------------
outstanding under the revolving real estate credit facility with Bank of America National Trust and Savings Association in Nevada. Borrowings bear interest at LIBOR plus 2.25% (7.05% at June 30, 2001). The Company may repay and reborrow principal amounts provided the outstanding borrowings do not exceed the maximum commitment of $2,961,000 at June 30, 2001, reduced quarterly by $43,000. The credit facility expires on January 31, 2008.

Distribution Equipment Lease Facility.  At June 30, 2001, $964,000 in borrowings
-------------------------------------
were outstanding under the distribution equipment lease facility with BankAmerica Leasing and Capital Corporation. Borrowings bear interest at a fixed rate of 7.719% and are repaid quarterly through October 1, 2003.

Equipment Line of Credit.  On June 28, 2000, the Company entered into a Business
------------------------
Loan Agreement with Bank of America, N.A., in Nevada for an equipment line of credit of up to $1,000,000. The line is available for borrowing through August 30, 2001. Outstanding borrowings are to be repaid in 42 successive equal monthly installments

(NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
--------------------------------------------------------------------------------

beginning September 30, 2001 through the line's expiration on February 28, 2005. The Company has the option to borrow at prime plus 1.25% or LIBOR plus 2.50%, subject to a minimum borrowing requirement. Interest is payable monthly. Outstanding borrowings are secured by the equipment purchased by the Company with the proceeds of the advances. The Company had $891,000 outstanding under this line at June 30, 2001, bearing interest at LIBOR plus 2.50% (ranging from 6.80% to 6.84% at June 30, 2001).

Convertible Subordinated Note Payable.  At June 30, 2001, the Company had
-------------------------------------
$5,000,000 outstanding under the convertible subordinated note payable to Image Investors Co., bearing interest at 8.0% and due September 29, 2002.

At June 30, 2001, the Company was in compliance with all financial and operating covenants under its debt agreements.

Note 5.      Revolving Loan Facility -- Disc Manufacturer.

In March 2001, Image entered into an Optical Disc Replication and Loan Agreement (the "Agreement") with MRT Technology LLC, doing business as Ritek Global Media ("Ritek"). The five-year term of the Agreement commenced August 1, 2001, upon expiration of Image's current replication agreement.

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

The initial loan of $6,500,000 is to be repaid commencing in October 2001 on a per unit basis of $1.00 for each DVD and $.50 for each CD ordered by the Company from Ritek. Additional advances will be made by Ritek to Image on September 1 of each year from 2002 through 2005 based on prior year orders ($1.00 per DVD and $0.50 per CD) with advances not exceeding $10,000,000 and the final advance in 2005 not exceeding $5,000,000. The agreement contains an option for Ritek to renegotiate the terms if Image fails to meet certain minimum order levels.

At June 30, 2001, $6,500,000 was outstanding under the loan from Ritek. As outstanding amounts are non-interest bearing, the Company imputed interest expense of approximately $130,000 for the June 2001 quarter at Image's incremental borrowing rate at June 30, 2001.

(NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
--------------------------------------------------------------------------------

Note 6.  Net Earnings (Loss) per Share Data.

The following presents a reconciliation of the numerators and denominators used in computing basic and diluted net earnings (loss) per share for the three months ended June 30, 2001 and 2000:

(In thousands, except per share data)                                    2001      2000
                                                                      -------   -------
Net earnings (loss) -- basic                                          $  (493)  $ 1,315
                                                                      =======   =======

Interest, net of taxes, on assumed conversion of dilutive security         --        97
                                                                      -------   -------
Net earnings (loss) -- diluted                                        $  (493)  $ 1,412
                                                                      =======   =======
Weighted average common shares outstanding -- basic                    15,803    16,462
                                                                      =======   =======

Effect of dilutive securities                                              --     1,382
                                                                      -------   -------
Weighted average common shares outstanding -- diluted                  15,803    17,844
                                                                      =======   =======
Basic and diluted net earnings (loss) per share                       $  (.03)     $.08
                                                                      =======   =======

Diluted net loss per share for the three months ended June 30, 2001 is based only on the weighted average number of common shares outstanding for the period as inclusion of common stock equivalents (outstanding common stock options and common stock underlying the convertible subordinated note payable totaling 2,881,000) would be antidilutive. Outstanding common stock options not included in the computation of diluted net earnings per share totaled 1,152,000 for the three months ended June 30, 2000 and were excluded because their exercise prices were greater than the average market price of the common stock for the period and the assumed exercise would be antidilutive.

Note 7.                       Segment Information.

Selected financial information regarding the Company's reportable business segments, program licensing and production/domestic wholesale distribution ("Domestic Wholesale Distribution"), direct-to-consumer retail distribution (through DVDPlanet) ("Retail Distribution"), and international wholesale distribution/broadcast rights exploitation (through Aviva) ("International Wholesale Distribution"), are presented below. The largest business segment is Domestic Wholesale Distribution of entertainment programming (primarily DVD). Management currently evaluates segment performance based primarily on net revenues, operating costs and expenses and earnings (loss) before income taxes. Interest income and expense are evaluated on a consolidated basis and not allocated to the Company's business segments.

(NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
--------------------------------------------------------------------------------

For the Three Months Ended June 30, 2001:

                                                                                 2001
                                             ---------------------------------------------------------------------------
                                             Domestic                        International
                                             Wholesale        Retail           Wholesale     Inter-segment
(In thousands)                               Distribution   Distribution       Distribution   Eliminations   Consolidated
                                             ------------   -------------      ------------ --------------   ------------

NET REVENUES                                      $17,828         $ 3,772          $1,891          $(3,011)       $20,480
OPERATING COSTS AND EXPENSES                       17,390           4,175           2,276           (2,999)        20,842
                                                  -------         -------          ------          -------        -------
EARNINGS (LOSS) FROM OPERATIONS                       438            (403)           (385)             (12)          (362)
OTHER EXPENSES (INCOME)                               426              --              --              (19)           407
                                                  -------         -------          ------          -------        -------
EARNINGS (LOSS) BEFORE
  INCOME TAXES                                    $    12         $  (403)         $ (385)         $     7        $  (769)
                                                  =======         =======          ======          =======        =======

For the Three Months Ended June 30, 2000:

                                                                              2000
                                             ---------------------------------------------------------------------------
                                                Domestic                    International
                                               Wholesale     Retail           Wholesale   Inter-segment
(In thousands)                               Distribution   Distribution     Distribution   Eliminations     Consolidated
                                             ------------   -------------   --------------- --------------   ------------

NET REVENUES                                      $22,038         $ 3,576          $1,408          $(3,055)       $23,967
OPERATING COSTS AND EXPENSES                       19,565           4,332           1,312           (3,042)        22,167
                                                  -------         -------          ------          -------        -------
EARNINGS (LOSS) FROM OPERATIONS                     2,473            (756)             96              (13)         1,800
OTHER EXPENSES                                        430              --              --               15            445
                                                  -------         -------          ------          -------        -------
EARNINGS (LOSS) BEFORE
  INCOME TAXES                                    $ 2,043         $  (756)         $   96          $   (28)       $ 1,355
                                                  =======         =======          ======          =======        =======


                                                                               As of
                                                            ----------------------------------------------
(In thousands)                                              June 30, 2001                   March 31, 2001
                                                            -------------                   --------------
Total Assets:
         Domestic wholesale distribution                       $71,061                          $67,376
         Retail distribution                                    10,173                            9,785
         International wholesale distribution                    4,903                            4,369
         Inter-segment eliminations                             (8,042)                          (7,269)
                                                                -------                          -------
         Consolidated total assets                              $78,095                          $74,261
                                                                =======                          =======


ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
of Operations.
-------------

General

     The Company is primarily engaged in the business of licensing and distributing DVD format entertainment programming in the home video market. The Company distributes programming exclusively and nonexclusively. In addition to the DVD format, the Company distributes some of its exclusive titles in the VHS home video format. The Company also secures and exploits broadcast rights for certain of its exclusive titles. Broadcast rights may include exploitation via television, cable, satellite and radio media. The Company has also begun to secure Internet streaming and digital downloading rights for certain of its exclusive titles.

     The Company's business strategy is to actively pursue, secure and exploit exclusive rights to entertainment programming in as many home video formats and broadcast media as possible, and in as many territories as possible, for the longest term possible. To this end, the Company has expanded its business and operations to produce its own entertainment programming, with an emphasis on music programming. The Company's three reportable business segments are program licensing and production/domestic wholesale distribution, direct-to-consumer retail distribution and international wholesale distribution/broadcast rights exploitation.

     Program Licensing & Production/Domestic Wholesale Distribution Segment
     ----------------------------------------------------------------------
("Domestic Wholesale Distribution").  Operation of the Domestic Wholesale
-----------------------------------
Distribution segment is conducted by Image. Image distributes entertainment programming on both an exclusive and nonexclusive basis. The exclusive product distributed by Image (DVD and other formats) is typically produced, marketed and sold by Image pursuant to an exclusive grant of rights -- typically a licensing arrangement but sometimes pursuant to an exclusive distribution agreement. The nonexclusive product distributed by Image (mainly DVD format product) is purchased directly from suppliers in final, finished and packaged form.

     Direct-to-Consumer Retail Distribution Segment ("Retail Distribution").
     ----------------------------------------------------------------------
The Company's direct-to-consumer retail distribution operations are conducted by DVDPlanet, in conjunction with Image. DVDPlanet specializes in DVD software retailing through its www.DVDPlanet.com and Kencranes.com web sites, and via mail order. DVDPlanet also owns and operates a DVD retail store in Westminster, California. See "Liquidity and Capital Resources --Management's Plan to Improve
             ---
Fiscal 2002 DVDPlanet Operating Results."

     International Wholesale Distribution/Broadcast Rights Exploitation Segment
     --------------------------------------------------------------------------
("International Wholesale Distribution").  The Company's international wholesale
----------------------------------------
distribution business, and its domestic and international broadcast rights exploitation activities, are conducted by Aviva, in conjunction with Image.

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

     The accompanying consolidated financial information for the three months ended June 30, 2001 should be read in conjunction with the Financial Statements, the Notes thereto and Management's Discussion and Analysis of

Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K for the year ended March 31, 2001.

Results of Operations

The Three Months Ended June 30, 2001 Compared to The Three Months Ended June 30, 2000

     The following tables present consolidated net revenues by format and net revenues by format as a percentage of total consolidated net revenues for the three months ended June 30, 2001 and 2000. The information in the table below does not represent segment data, but rather is presented for purposes of explaining certain trends within net revenues:

                                                     Three Months Ended
                                                          June 30,
                                                  ----------------------------
                                                   2001      2000   % Change
                                                  -------   -------   --------
                                                         (in thousands)
 Net revenues:
 DVD:
   Exclusive                                      $10,492    $13,053    (19.6)%
   Nonexclusive                                     7,948      7,793      2.0
                                                  -------    -------   ------
         Total                                     18,440     20,846    (11.5)
 VHS/CD                                             1,081      1,271    (14.9)
 Broadcast/Sublicense                                 642        944    (32.0)
 Other                                                317        906    (65.0)
                                                  -------    -------   ------
                                                  $20,480    $23,967    (14.5)%
                                                  ========   =======   =======

 As a percentage of consolidated net revenues:
 DVD:
   Exclusive                                         51.2%      54.5%    (3.3)%
   Nonexclusive                                      38.8       32.5      6.3
                                                  -------    -------   ------
    Total                                            90.0       87.0      3.0
 VHS/CD                                               5.3        5.3       --
 Broadcast/Sublicense                                 3.1        3.9     (0.8)
 Other                                                1.5        3.8     (2.3)
                                                  -------    -------   ------
                                                    100.0%     100.0%      - %
                                                  ========   =======   ======

     The following table presents consolidated net revenues by reportable business segment for the three months ended June 30, 2001 and 2000:

                                                Three Months Ended
                                                       June 30,
                                                 -------------------------
                                                  2001     2000   % Change
                                                 -------  ------  --------
                                                      (in thousands)
 Net revenues:
 Domestic Wholesale Distribution                 $14,817    $18,983   (21.9)%
   Retail Distribution                             3,772      3,576     5.5
   International Wholesale Distribution            1,891      1,408    34.3
                                                 -------    -------  ------
   Consolidated                                  $20,480    $23,967  (14.5)%
                                                 =======    =======  ======

     Consolidated net revenues for all segments for the three months ended June 30, 2001 decreased 14.5% to $20,480,000 from $23,967,000, for the three months ended June 30, 2000. Factors that contributed to the decrease in consolidated net revenues for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000 are detailed below.

     Net revenues for the Company's Domestic Wholesale Distribution segment for the three months ended June 30, 2001 decreased 21.9% to $14,817,000 from net revenues of $18,983,000 for the three months ended June 30, 2000. Net revenues for the Domestic Wholesale Distribution segment for the three months ended June 30, 2001 and 2000 are reflected after elimination of $3,011,000 and $3,055,000, respectively, in inter-segment sales from the Domestic Wholesale Distribution segment to the Retail Distribution segment. Management believes this segment's revenue performance was negatively impacted by economic weakness in the retail sector, as well as the loss of exclusive revenues from the Orion Home Entertainment Corp. ("Orion") and Universal Studios Home Video, Inc. ("Universal") license agreements which expired at the end of the last fiscal year. Revenue generated from these two agreements totaled over $2,000,000 for the June 2000 quarter. Additionally, two of the Company's top four Internet retailing customers during the June 2000 quarter did not purchase from the Company during the June 2001 quarter. One of those customers is no longer operating and the other filed for bankruptcy protection. Together, they purchased approximately $1.3 million during the June 2000 quarter. Management believes that revenue growth will be primarily dependent upon Image's ability to continue to license new exclusive programming as well as renew existing license agreements upon their expiration. Management believes that revenue generated from new and existing licensing should replace these lost revenue sources for fiscal 2002, but there can be no assurance. See "Liquidity and Capital
                                             ---
Resources -- The Company's Liquidity Position at June 30, 2001 and Management's Assessment of the Company's Liquidity Position for the Next 12 Months."

     Net revenues for DVDPlanet, the Company's Retail Distribution segment, for the three months ended June 30, 2001 increased 5.5% to $3,772,000 from net revenues of $3,576,000 for the three months ended June 30, 2000. Net revenues of DVD programming were up 12.7% to $3,466,000 for the three months ended June 30, 2001 from $3,076,000 for the three months ended June 30, 2000. Net revenues of DVD programming via Internet/mail order increased 23.4% to $2,625,000 for the three months ended June 30, 2001 from $2,128,000 for the three months ended June 30, 2000. While management believes DVDPlanet is benefitting from consolidation in the DVD Internet retailing sector as well as the growing popularity of the DVD format, revenue growth was less than management expected. Management believes the slowing economy has also affected DVDPlanet's revenues. DVDPlanet has increased its selling prices to customers as well as shipping fees charged customers as part of management's plan to improve fiscal 2002 operating results. See "Liquidity and Capital Resources -- Management's Plan to Improve Fiscal 2002
---
DVDPlanet Operating Results."

     Net revenues for the Company's International Wholesale Distribution segment for the three months ended June 30, 2001 were up 34.3% to $1,891,000 from net revenues of $1,408,000 for the three months ended June 30, 2000. For the three months ended June 30, 2001 and 2000, revenues of approximately $1,728,000 and $830,000, respectively, were derived from international wholesale distribution of Image's licensed DVD and VHS programming, either through international subdistribution or international sublicensees. For the three months ended June 30, 2001 and 2000, revenues of approximately $163,000 and $578,000, respectively, were derived from international and domestic broadcast exploitation of the Image's licensed programming. Management expects that projected international growth of DVD player-households should increase the Company's international DVD revenues.

     The following tables present consolidated cost of sales by reportable business segment and as a percentage of related segment net revenues for the the three months ended June 30, 2001 and 2000:

                                                                        Three Months Ended
                                                                              June 30,
                                                   ---------------------------------------------------------------
                                                                 2001                   2000
                                                               -------                -------
                                                                      (in thousands)
     Cost of sales:
     Domestic Wholesale Distribution                           $10,156                $12,693
     Retail Distribution                                         3,104                  3,177
     International Wholesale Distribution                        1,374                    975
                                                               -------                -------
     Consolidated                                              $14,634                $16,845
                                                               =======                =======

     As a percentage of segment net revenues:                                                         % Change
                                                                                                      --------
     Domestic Wholesale Distribution                              68.5%                  66.9%           1.6%
     Retail Distribution                                          82.2                   88.8           (6.6)
     International Wholesale Distribution                         72.7                   69.2            3.5
                                                                -------               -------          ------
     Consolidated                                                 71.5%                  70.3%           1.2%
                                                               =======                =======          =======

     Consolidated cost of sales for the three months ended June 30, 2001 was $14,634,000, or 71.5% of net revenues, compared to $16,845,000, or 70.3% of net revenues for the three months ended June 30, 2000. Accordingly, consolidated gross profit margin declined to 28.5% for the three months ended June 30, 2001 from 29.7% for the three months ended June 30, 2000.

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

     Gross margins for the Domestic Wholesale Distribution segment, as a percentage of segment net revenues, declined 1.6% to 31.5% for the three months ended June 30, 2001 from 33.1% for the three months ended June 30, 2000. The 1.6% decrease was primarily due to the decrease in higher-margin exclusive revenues as a percentage of total segment revenues for the June 2001 quarter as compared to the June 2000 quarter. Beginning in the quarter ending December 31, 2001, management anticipates that its segment gross margins will improve as a result of expected manufacturing cost savings to be realized under the Ritek Global Media manufacturing agreement. See "Liquidity and Capital Resources --
                                       ---
New Disc Manufacturing Agreement and Revolving Loan Commitment." Manufacturing under the agreement began August 1, 2001.

     Gross margins for the Retail Distribution segment, as a percentage of segment net revenues, improved 6.6% to 17.8% for the three months ended June 30, 2001 from 11.2% for the three months ended June 30, 2000. The 6.6% increase was primarily due to the increase in selling prices to customers as well as an increase in shipping fees charged to customers as part of management's plan to improve fiscal 2002 operating results. See "Liquidity and Capital Resources --
                                        ---
Management's Plan to Improve Fiscal 2002 DVDPlanet Operating Results."

     Gross margins for the International Wholesale Distribution segment, as a percentage of segment net revenues, declined 3.5% to 27.3% for the three months ended June 30, 2001 from 30.8% for the three months ended June 30, 2000. The decline in the gross margins was primarily due to the mix of programming sold during the June 2001 quarter compared to the June 2000 quarter. Beginning in the quarter ending December 31, 2001, management anticipates that its segment gross margins will benefit from expected lower international disc manufacturing costs to be realized under the Ritek Global Media manufacturing agreement.

     The following tables present consolidated selling expenses by reportable business segment and as a percentage of related segment net revenues for the three months ended June 30, 2001 and 2000:

                                                    Three Months Ended
                                                          June 30,
                                                 ------------------------------------------------
                                                       2001       2000           % Change
                                                  -----------------------------------------------
                                                                   (in thousands)
       Selling expenses:
       Domestic Wholesale Distribution                  $1,129   $  997          13.2%
       Retail Distribution                                 437      673         (35.1)
       International Wholesale Distribution                482      267          80.5
                                                        ------   ------         -----
       Consolidated                                     $2,048   $1,937           5.7%
                                                        ======   ======         =====

       As a percentage of segment net revenues:
       Domestic Wholesale Distribution                     7.6%     5.3%          2.3%
       Retail Distribution                                11.6     18.8          (7.2)
       International Wholesale Distribution               25.5     19.0           6.5
                                                        ------   ------         -----
       Consolidated                                       10.0%     8.1%          1.9%
                                                        ======   ======         =====

     Consolidated selling expenses for the three months ended June 30, 2001 increased 5.7% to $2,048,000 from $1,937,000 for the three months ended June 30, 2000. As a percentage of consolidated net revenues, consolidated selling expenses for the three months ended June 30, 2001 increased to 10.0% from 8.1% for the three months ended June 30, 2000. Factors that led to the increase in consolidated selling expenses for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000 are detailed below.

     Selling expenses for the Domestic Wholesale Distribution segment were up 13.2% to $1,129,000 for the three months ended June 30, 2001 from $997,000 for the three months ended June 30, 2000. As a percentage of segment net revenues, selling expenses for the three months ended June 30, 2001 were 7.6%, up from
5.3% for the three months ended June 30, 2000.   During the June 2001 quarter,
Image incurred increased personnel costs (higher by $69,000) and comparatively higher promotional expenditures (higher by $63,000). In an effort to drive exclusive sales, Image incurred comparitively higher expenditures during the June 2001 quarter for specific title and line of programming promotions.

     Selling expenses for the Retail Distribution segment decreased 35.1% to $437,000 for the three months ended June 30, 2001 from $673,000 for the three months ended June 30, 2000. As a percentage of segment net revenues, selling expenses for the three months ended June 30, 2001 were 11.6%, down from 18.8% for the three months ended June 30, 2000. Selling expenses for this segment decreased as a percentage of segment net revenues for the June 2001 quarter based upon the staffing reduction, staffing redeployment and operational changes initiated in the fourth quarter of the fiscal year ended March 31, 2001.

     Selling expenses for the International Wholesale Distribution segment increased 80.5% to $482,000 for the three months ended June 30, 2001 from $267,000 for the three months ended June 30, 2000. Selling expenses for the International Wholesale Distribution segment, as a percentage of segment revenues, were 25.5% for the three months ended June 30, 2001 up from 19.0% for the three months ended June 30, 2000. The June 2001 quarter had comparatively higher expenditures for advertising and promotion (higher by $133,000) and personnel (higher by $41,000). Additionally, the June 2001 quarter had comparatively higher costs attributable to international travel and trade shows (higher by $42,000). Although not realized in the June 2001 quarter as a percentage of segment net revenues, management is currently working with its international subdistributors in an attempt to reduce future segment advertising and promotion expenses as a percentage of segment net revenues.

     The following tables present consolidated general and administrative expenses by reportable business segment and as a percentage of related segment net revenues for the three months ended June 30, 2001 and 2000:

                                                    Three Months Ended
                                                          June 30,
                                                 -----------------------------------------------
                                                         2001     2000          % Change
                                                 -----------------------------------------------
                                                              (in thousands)
       General and administrative expenses:
       Domestic Wholesale Distribution                  $2,028   $1,834           10.6%
       Retail Distribution                                 507      355           42.8
       International Wholesale Distribution                191       70          172.9
                                                        ------   ------          -----
       Consolidated                                     $2,726   $2,259           20.7%
                                                        ======   ======          ======

       As a percentage of segment net revenues:
       Domestic Wholesale Distribution                    13.7%     9.7%          4.0%
       Retail Distribution                                13.4      9.9           3.5
       International Wholesale Distribution               10.1      5.0           5.1
                                                        ------   ------          -----
       Consolidated                                       13.3%     9.4%          3.9%
                                                        ======   ======          =====

     Consolidated general and administrative expenses for the three months ended June 30, 2001 increased 20.7% to $2,726,000 from $2,259,000 for the three months ended June 30, 2000. As a percentage of consolidated net revenues, consolidated general and administrative expenses for the three months ended June 30, 2001 were 13.3%, up from 9.4% for the three months ended June 30, 2000. Factors that led to the increase in consolidated general and administrative expenses for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000 are detailed below.

     General and administrative expenses for the Domestic Wholesale Distribution segment for the three months ended June 30, 2001 were up 10.6% to $2,028,000 from $1,834,000 for the three months ended June 30, 2000. As a percentage of segment net revenues, general and administrative expenses for the three months ended June 30, 2001 were 13.7%, up from 9.7% for the three months ended June 30, 2000, with the majority of the increase due to the spreading of fixed costs over lower revenues. The increase in absolute dollar general and administrative expenses for the June 2001 quarter results, in part, from higher depreciation and amortization expense (higher by $125,000) relating to increased capital expenditures in prior periods, higher legal costs (higher by $81,000), and higher personnel costs (higher by $55,000). These increases were partially offset by a reduced provision for uncollectible accounts receivable (lower by $150,000).

     General and administrative expenses for the Retail Distribution segment increased 42.8% to $507,000 for the three months ended June 30, 2001 from $355,000 for the three months ended June 30, 2000. As a percentage of segment net revenues, general and administrative expenses for the three months ended June 30, 2001 were 13.4%, up from 9.9% for the three months ended June 30, 2000. The increase in general and administrative expenses was primarily due to higher management information systems' related costs (personnel and third-party computer programmer services - higher by $80,000), and higher depreciation and amortization expenses relating to increased capital expenditures (higher by $40,000) for the June 2001 quarter.

     General and administrative expenses for the International Wholesale Distribution segment increased to $191,000 for the three months ended June 30, 2001 from $70,000 for the three months ended June 30, 2000. As a percentage of segment net revenues, general and administrative expenses were 10.1% for the three months ended June 30, 2001, up from 5.0% for the three months ended June 30, 2000. The increase in absolute dollar general and administrative expenses was primarily due to increased personnel costs (higher by $67,000) and higher foreign currency exchange loss (higher by $34,000).

     Amortization of production costs for the three months ended June 30, 2001 increased 30.8% to $1,307,000, or 6.4% of consolidated net revenues, from $999,000, or 4.2% of consolidated net revenues, for the three months ended June 30, 2000. This increase resulted primarily from an increase in exclusive international titles released and amortized during the three months ended June 30, 2001 compared to the three months ended June 30, 2000. Amortization of production costs for the three months ended June 30, 2001 included $229,000 attributable to the International Wholesale Distribution segment. The Company anticipates that amortization of production costs will decrease as a percentage of net revenues, beginning in the quarter ending December 31, 2001, as a result of expected production cost savings to be realized under the Ritek Global Media manufacturing agreement. See "Liquidity and Capital Resources -- New Disc
                          ---
Manufacturing Agreement and Revolving Loan Commitment." Production services under the manufacturing agreement began August 1, 2001.

     Interest expense, net of interest income, for the three months ended June 30, 2001 decreased 0.9% to $426,000, or 2.1% of consolidated net revenues, from $430,000, or 1.8% of consolidated net revenues, for the three months ended June 30, 2000. The decrease is attributable to lower weighted average interest rate levels during the three months ended June 30, 2001 as compared to the three months ended June 30, 2000.

     The Company recorded an income tax benefit for the June 2001 quarter of $276,000, based on an estimated consolidated effective income tax rate of approximately 36%. Income tax expense of $40,000 for the June 2000 quarter reflected an estimated consolidated effective tax rate of approximately 3%. The effective tax rate is subject to on-going review and evaluation by management.

     Consolidated net loss for the June 2001 quarter was $493,000, or $.03 per basic and diluted share, as compared to a consolidated net earnings for the June 2000 quarter was $1,315,000, or $.08 per basic and diluted share.

New Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets.

     SFAS No. 141 requires that the purchase method be used for all business combinations initiated after June 30, 2001. SFAS No. 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The amortization of goodwill ceases upon adoption of SFAS No. 142. SFAS No. 142 must be adopted in fiscal years beginning after December 15, 2001, as of the beginning of the year. Companies with fiscal years beginning after March 15, 2001, may early adopt provided they have not yet issued their first quarter financial statements.

     The Company is currently evaluating the effects that the adoption of SFAS No. 141 and Statement No. 142 will have on its financial position and results from operations. The Company does have goodwill recorded and anticipates adopting Statement No. 142 on April 1, 2002.

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

Sources and Uses of Working Capital, Three Months Ended June 30, 2001 and 2000.

     Net cash used in operating activities for the three months ended June 30, 2001 was $5,308,000 compared to net cash provided by operating activities of $2,758,000 for the comparable June 2000 period. The major factors contributing to the elimination of net cash provided by operating activities for the June 2001 quarter are as follows: the Company incurred a net loss of $493,000 for the June 2001 quarter compared to net earnings of $1,315,000 for the June 2000 quarter and the June 2001 quarter had significantly higher royalty and distribution fee advances paid. Additionally, the Company paid down its accounts payable, accrued liabilities and accrued royalties and distribution fees balances during the June 2001 quarter by $2,163,000 compared to increasing those same account balances by $1,838,000 during the June 2000 quarter.

     Investing activities consisted primarily of capital expenditures. Such amounts aggregated $1,035,000 and $664,000 during the 2001 and 2000 three-month periods, respectively. For the June 2001 quarter, the Company incurred capital expenditures primarily for its acquisition and implementation of Oracle Corporation Enterprise Resource Planning software and computer hardware, and the remaining upgrade of the production department's digital editing equipment and routing system.

     Net cash provided by financing activities for the three months ended June 30, 2001 was $6,441,000 compared to net cash used in financing activities for the three months ended June 30, 2000 of $1,923,000. The increase was primarily due to increased borrowing activity to finance royalty and distribution fee advances and capital expenditure requirements.

The Company's Liquidity Position at June 30, 2001 and Management's Assessment of the Company's Liquidity Position for the Next 12 Months.

     At March 31, 2001, the Company had cash and cash equivalents of $606,000, borrowings outstanding of $2,603,000 and borrowing availability of $12,512,000
under its revolving credit and term loan facility with Foothill.   At June 30,
2001, the Company had cash and cash equivalents of $704,000 and borrowings outstanding of $9,053,000 and borrowing availability of $3,304,000 with Foothill. During the Company's first quarter ended June 30, 2001, the Company's outstanding borrowings increased with Foothill because operational cash flow was insufficient to fund the Company's working capital needs. The Company's working capital needs increased significantly primarily by reason of the Company's aggressive acquisition of rights to exclusively distribute entertainment programming worldwide. In addition, the Company's borrowing availability with Foothill decreased because of a reduction in the Company's accounts receivable as well as increased borrowings. Management believes the slowing economy and its effect on our wholesale customers' buying habits as well as retail customers' discretionary spending habits (as well as the loss of revenues from the Orion and Universal expired license agreements) have resulted in reduced sales levels, reduced accounts receivable levels and therefore a reduced borrowing base. At June 30, 2001, the Company was not able to access up to $2,992,000 of its $15,000,000 line maximum with Foothill due to reduced borrowing base levels (calculated as a percentage of accounts receivable and nonexclusive inventory levels).

     In March 2001, the Company received a $6,500,000 unsecured, non-interest bearing loan from Ritek Global Media to assist the Company in funding the acquisition of entertainment programming for exclusive worldwide distribution, whether through a license or exclusive distribution agreement. Upon funding, the Company paid down the then-outstanding borrowings from Foothill. Pursuant to the terms of the loan agreement with Ritek Global Media, repayment of this loan does not begin until October 2001. See "New Disc Manufacturing Agreement
                                         ---
and Revolving Loan Commitment."

     At June 30, 2001, the Company had one outstanding standby letter of credit in the amount of $150,000 issued by Foothill which expires on September 30, 2001. This letter of credit secures trade payables due to a program supplier.

     At June 30, 2001, the Company had future license obligations for royalty advances, minimum guarantees and other fees of $7,084,000 due during the remainder of fiscal 2002 and $2,623,000 due during fiscal 2003. These advances and guarantees are recoupable against royalties and distribution fees earned (in connection with Company revenues) by the licensors and program suppliers, respectively. Depending upon the competition for license and exclusive distribution rights, the Company may have to pay increased advances, guarantees and/or royalty rates in order to acquire or retain such rights in the future.

     Over the past year, the Company has been on an aggressive licensing campaign to provide a foundation for future exclusive worldwide revenue growth, as well as to replace the exclusive revenues lost by reason of the expiration of the Orion and Universal agreements, which both expired in March 2001. The Company believes it has developed a specialty niche in exclusive distribution of music related entertainment programming. Because of this aggressive licensing campaign, the Company believes it is the DVD marketplace's leading source of music related programming, with an estimated 26% share of the market (as reported in the June 10 - 16, 2001 edition of Video Store Magazine, a video industry trade magazine). These license agreements normally require substantial up-front royalty advances prior to the release of the programming.

     Management believes the slowing economy and the loss of revenues from the Orion and Universal agreements has negatively impacted its June 2001 quarter revenue performance and is uncertain as to how long it will take for the economy to strengthen. Given its current revenue performance, the corresponding reduction in its current borrowing availability and the continued state of the economy, management believes it may have over-committed its available working capital to fund existing exclusive license agreements. Management is concerned that the Company's current sources of working capital may be insufficient to fund working capital requirements for the next 12 months unless certain discretionary licensing and capital investment programs are rescheduled, restructured or curtailed and/or additional sources of working capital are secured either through the sale of equity or debt securities, the incurrence of new debt financing or the restructuring of existing obligations. In addition, management is taking the following courses of action to manage its expected cash outflows against expected cash inflows:

     Stock Repurchase Plan. Management has suspended the repurchase of its common stock under its stock repurchase plan until such time as the Company's projected short-term and long-term operating cash flow improves and then-current market conditions and other factors may allow.

     Potential New Exclusive License Agreements. When possible and in the best interests of the Company, management will attempt to acquire rights pursuant to license agreements which provide for reduced or no up-front payments of advance royalties.

     Expedited Release of Licensed Programming. Management will endeavor to move up the release dates of higher profile licensed programming for both domestic and international releases in an effort to speed up the cycle of recoupment of previously funded royalty advances.

     Management believes that, through successful implementation of sufficient elements of the above courses of action and expected improved revenue performance during the Company's historically strong holiday selling season, the Company will be able to meet its projected cash requirements for at least the next 12 months. Any projections of future cash needs and cash flows are subject to substantial uncertainty and no assurance can be given with respect to the Company's ability to successfully implement any of the foregoing courses of action. Failure to successfully implement sufficient elements of the foregoing courses of action could significantly restrict the Company's future licensing of exclusive distribution rights and its growth plans.

New Disc Manufacturing Agreement and Revolving Loan Commitment.

     In March 2001, Image entered into an Optical Disc Replication and Loan Agreement (the "Agreement") with MRT Technology LLC, doing business as Ritek Global Media ("Ritek"). The five-year term of the Agreement commenced August 1, 2001, upon expiration of Image's current replication agreement. Under the Agreement, Ritek will be the exclusive provider of manufacturing services associated with the Image's DVD, DVD-audio and compact disc programming as well as Image's programming on all future home entertainment storage mediums then-serviced by Ritek.

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

     The initial loan of $6,500,000 is to be repaid commencing in October 2001 on a per unit basis of $1.00 for each DVD and $.50 for each CD ordered by the Company from Ritek. Additional advances will be made by Ritek to Image on September 1 of each year from 2002 through 2005 based on prior year orders ($1.00 per DVD and $0.50 per CD) with advances not exceeding $10,000,000 and the final advance in 2005 not exceeding $5,000,000. The agreement contains an option for Ritek to renegotiate the terms if Image fails to meet certain minimum order levels.

     At June 30, 2001, $6,500,000 was outstanding under the loan from Ritek. As outstanding amounts are non-interest bearing, the Company imputed interest expense of approximately $130,000 for the June 2001 quarter at Image's incremental borrowing rate at June 30, 2001.

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

     With lower than expected revenue growth and a significant increase in operating expenses, DVDPlanet has sustained upwardly trending quarterly losses. In response to this continued negative trend in the operating results of

DVDPlanet, management has developed an action plan (the "Action Plan") to improve the operating results of DVDPlanet with the goal of achieving positive cash flows and profitability. The Action Plan principally involves (i) initiatives which have been implemented in March 2001 (including (a) fulfilling DVDPlanet's orders out of the Company's Las Vegas, Nevada warehouse and distribution facility; (b) increased pricing and shipping charges to customers;
(c) reduction in ineffective customer solicitations; and, (d) reduction in selling and shipping department payroll expenses and redeployment of certain personnel to the Domestic Wholesale Distribution segment) and (ii) initiatives which were implemented during the quarter ended June 30, 2001 (including (a) realignment of customer service, retail sales and shipping functions and (b) changes in class of shipping)).

     Management believes that the implementation of this Action Plan, as well as a continuing review of cost savings opportunities, will improve DVDPlanet's cash flows and operating results for the fiscal year ending March 31, 2002 as compared to the results for the fiscal year ended March 31, 2001. There can be no assurance that DVDPlanet's operating results will improve as a result of implementing these initiatives or that the goal of achieving positive cash flows and profitability will be reached.

Other Items.

     Under Image's reinstated stock repurchase program announced in August 2000, Image has repurchased approximately 696,000 common shares through June 30, 2001 for an aggregate purchase price of approximately $2,413,000 (average price of approximately $3.47 per share), including brokerage commissions. At June 30, 2001, there were approximately 138,000 common shares remaining for repurchase under the January 1995 Board of Directors' authorized program to repurchase up to 2.5 million common shares. Under the program, Image may purchase shares from time to time in the open market and/or through privately negotiated transactions based upon current market conditions and other factors. The Company has suspended the stock repurchase program. See "The Company's Liquidity Position
                                         ---
at June 30, 2001 and Management's Assessment of the Company's Liquidity Position for the Next 12 Months" above.

Forward-looking Statements

     Forward-looking statements, within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, are contained throughout this Form 10-Q. Such statements are based on the beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. When used in this report, the words "anticipate," "believe," "estimate," "may," "plan," "expect" and similar expressions, variations of such terms or the negative of such terms as they relate to the Company or its management are intended to identify such forward-looking statements and should not be regarded as a representation by the Company, its management or any other person that the future events, plans or expectations contemplated by the Company will be achieved. Such statements are based on management's current expectations and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, the Company's actual results, performance or achievements could differ materially from those expressed in, or implied by, any such forward-looking statements. The Company has made forward-looking statements in this Form 10-Q concerning, among other things: (1) that the Company will be able to successfully implement some or all of the courses of action described above in "The Company's Liquidity Position at June 30, 2001 and Management's Assessment of the Company's Liquidity Position for the Next 12 Months" with respect to its liquidity position, (2) that the Company's revenue performance will improve during the Company's historically strong holiday selling season, (3) that the Company's international revenues should grow if DVD player-households grow internationally, (4) that DVDPlanet revenues will benefit from the closing of certain Internet retailers, (5) that Image should replace revenue lost from the expiration of license agreements with Orion and Universal during fiscal 2002 with revenue from new and existing licensing agreements, (6) that cost savings under the Ritek manufacturing agreement which began August 1, 2001 should result in a lower cost structure (lower manufacturing and production costs) and accordingly, both increase gross margins and decrease production cost amortization as a percentage of net revenues beginning in the quarter ending December 31, 2001, (7) that implementation of management's action plan to improve fiscal 2002 DVDPlanet operating results, along with a continuing review of cost savings opportunities, should improve DVDPlanet's cash flows and operating results for the fiscal year ending March 31, 2002 as compared to fiscal 2001, and (8) that the Company can work with its international subdistributors to reduce future segment advertising and promotional expenses as a percentage of segment revenues. These statements are only predictions.
Actual events or results may differ materially as a result of risks facing the Company. These risks include, but are not limited to: (1) that any projections of future cash needs and cash flows are subject to substantial uncertainty, (2) that there can be no assurance that the Company will be successfully able to sell equity or debt securities, incur new debt financing or reschedule existing obligations, (3) the failure to successfully implement sufficient elements of the courses of action described in "The Company's Liquidity Position at June 30, 2001 and Management's Assessment of the Company's Liquidity Position for the Next 12 Months" could significantly restrict the Company's future licensing of exclusive distribution rights and its growth plans, (4) customer and consumer tastes and preferences for the Company's domestic and international entertainment programming, (5) the DVDPlanet Action Plan might ultimately reduce sales volume which, in turn, might reduce the benefit of certain economies of scale expected to be achieved upon implementation of the DVDPlanet Action Plan, and (6) certain new Internet DVD retailers may begin operations offering pricing substantially below DVDPlanet pricing. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements. Unless otherwise required by law, the Company disclaims any obligation to update any such factors or to announce publicly the result of any revisions to any of the forward-looking statements contained in this and other Securities and Exchange Commission filings of the Company to reflect future events or developments. In addition to the foregoing risk factors, the risks facing the Company include those contained in the Company's Annual Report on Form 10-K for the year ended March 31, 2001. The risk factors described in that report are applicable to all forward-looking statements wherever they appear in this report.


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

Interest Rate Fluctuations. At June 30, 2001, approximately $12.9 million of the Company's outstanding borrowings are subject to changes in interest rates; however, the Company does not use derivatives to manage this risk. This exposure is linked to the prime rate and LIBOR. The Company believes that moderate changes in the prime rate or LIBOR would not materially affect the operating results or financial condition of the Company. For example, a 1% change in interest rates would result in an approximate $129,000 annual impact on pretax income (loss) based upon those outstanding borrowings at June 30, 2001.

Foreign Exchange Rate Fluctuations. At June 30, 2001, approximately $1,372,000 of the Company's accounts receivable related to international distribution and denominated in foreign currencies is subject to foreign exchange rate risk in the future. The Company distributes certain of its licensed DVD and VHS programming (for which the Company has international distribution rights) internationally through international sub-distributors. Additionally, the Company exploits international broadcast rights to its licensed entertainment programming. The Company believes that moderate changes in foreign exchange rates will not materially affect the operating results or financial condition of the Company. For example, a 10% change in exchange rates would result in an approximate $137,000 impact on pretax income (loss) based upon those outstanding receivables at June 30, 2001. To date, the Company has not entered into foreign currency exchange contracts.

               REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------

     The condensed consolidated financial statements as of June 30, 2001 and for the three-month periods ended June 30, 2001 and 2000 in this Form 10-Q have been reviewed by KPMG LLP, independent certified public accountants, in accordance with established professional standards and procedures for such a review.

     The report of KPMG LLP commenting upon their review follows.

                      INDEPENDENT AUDITORS' REVIEW REPORT
                      -----------------------------------


The Board of Directors and Shareholders
Image Entertainment, Inc.:

We have reviewed the condensed consolidated balance sheet of Image Entertainment, Inc. and subsidiary as of June 30, 2001, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended June 30, 2001 and 2000. These condensed consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Image Entertainment, Inc. and subsidiary as of March 31, 2001, and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended; and in our report dated June 1, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of March 31, 2001, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                 /s/ KPMG LLP

Los Angeles, California
August 2, 2001

==============================================================================
                          PART II - OTHER INFORMATION
==============================================================================


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

ITEM 2.  Changes in Securities and Use of Proceeds.
         -----------------------------------------

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

         Not Applicable.

ITEM 5.  Other Information.
         -----------------

         Not Applicable.

ITEM 6.  Exhibits and Reports on Form 8-K.
         --------------------------------

         (a)  Exhibits

              See Exhibit Index on page i

         (b)  Reports on Form 8-K

              None

==============================================================================
                                  SIGNATURES
==============================================================================

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         IMAGE ENTERTAINMENT, INC.



Date:  August 13, 2001         By:  /S/ MARTIN W. GREENWALD
                                    -----------------------
                                    Martin W. Greenwald
                                    Chairman of the Board, Chief
                                    Executive Officer,
                                    President and Treasurer



Date:  August 13, 2001         By:  /S/ JEFF M. FRAMER
                                    ------------------
                                    Jeff M. Framer
                                    Chief Financial Officer

==============================================================================
                                 EXHIBIT INDEX
==============================================================================

Exhibit No.    Description
-----------    -----------

15 *           Consent Letter of KPMG LLP, Independent Certified
               Public Accountants.
               -------------------------------------------------------------

               * Exhibit(s) not previously filed with the Securities and Exchange Commission.

               +  Management Contracts, Compensatory Plans or Arrangements.