Form 10-Q
period 2001-09-30
IMAGE ENTERTAINMENT INC
filed 2001-11-13
CIK 216324

================================================================================

                                  United States
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                             _______________________

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For The Quarterly Period Ended September 30, 2001

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For The Transition Period From _______ To ______

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ( x ) NO ( )

Number of shares outstanding of the registrant's common stock on November 5, 2001: 15,828,253
================================================================================

================================================================================
                         PART I - FINANCIAL INFORMATION
================================================================================


ITEM 1.   Financial Statements.
          --------------------

                            IMAGE ENTERTAINMENT, INC.

                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                      September 30, 2001 and March 31, 2001

________________________________________________________________________________

                                     ASSETS

(In thousands)                                         September 30, 2001    March 31, 2001
                                                       ------------------    --------------
Cash and cash equivalents                              $            1,365    $          606

Accounts receivable, net of allowances of
   $4,617 - September 30, 2001;
   $4,470 - March 31, 2001                                         11,768            14,393

Inventories                                                        18,731            18,622

Royalty and distribution fee advances                              17,488            12,879

Prepaid expenses and other assets                                   2,219             2,442

Deferred tax assets                                                 5,013             4,254

Property, equipment and improvements, net of
   accumulated depreciation and amortization of
   $8,669 - September 30, 2001;
   $7,318 - March 31, 2001                                         14,554            14,559

Goodwill, net of accumulated amortization of
   $1,377 - September 30, 2001;
   $1,123 - March 31, 2001                                          6,251             6,506
                                                       ------------------    --------------

                                                       $           77,389    $       74,261
                                                       ==================    ==============

           See accompanying notes to consolidated financial statements

                            IMAGE ENTERTAINMENT, INC.

                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                      September 30, 2001 and March 31, 2001

________________________________________________________________________________

                      LIABILITIES AND SHAREHOLDERS' EQUITY

(In thousands, except share data)                                 September 30, 2001      March 31, 2001
                                                                  ------------------      --------------
LIABILITIES:

Accounts payable and accrued liabilities                          $           16,403      $       18,511

Accrued royalties and distribution fees                                        4,268               4,460

Revolving credit and term loan facilities                                      8,486               2,603

Revolving loan facility -- disc manufacturer                                   6,500               6,500

Real estate credit facility                                                    2,918               3,004

Capital lease obligations                                                      1,738               1,061

Equipment line of credit                                                         891                 647

Convertible subordinated note payable                                          5,000               5,000
                                                                  ------------------      --------------

              Total liabilities                                               46,204              41,786
                                                                  ------------------      --------------

SHAREHOLDERS' EQUITY:

Preferred stock, $1 par value, 3,366,000 shares
     authorized; none issued and outstanding                                      --                  --

Common stock, no par value, 30,000,000 shares authorized;
     15,822,000 and 15,849,000 issued and outstanding
     at September 30, 2001 and March 31, 2001, respectively                   29,824              29,765

Additional paid-in capital                                                     3,320               3,320

Accumulated deficit                                                           (1,959)               (610)
                                                                  ------------------      --------------

              Net shareholders' equity                                        31,185              32,475
                                                                  ------------------      --------------

                                                                  $           77,389      $       74,261
                                                                  ==================      ==============

           See accompanying notes to consolidated financial statements

                            IMAGE ENTERTAINMENT, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

             For the Three Months Ended September 30, 2001 and 2000

________________________________________________________________________________

(In thousands, except per share data)        2001        2000
                                           --------    --------

NET REVENUES                               $ 21,070    $ 25,580

OPERATING COSTS AND EXPENSES:
     Cost of sales                           15,127      17,882
     Selling expenses                         2,237       2,297
     General and administrative expenses      3,077       2,323
     Amortization of production costs         1,279       1,203
     Amortization of goodwill                   127         127
                                           --------    --------

                                             21,847      23,832
                                           --------    --------

EARNINGS (LOSS) FROM OPERATIONS                (777)      1,748

OTHER EXPENSES (INCOME):
     Interest expense, net                      499         419
     Other                                       63        (479)
                                           --------    --------

                                                562         (60)
                                           --------    --------

EARNINGS (LOSS) BEFORE INCOME TAXES          (1,339)      1,808

INCOME TAX (BENEFIT) EXPENSE                   (483)         55
                                           --------    --------

NET EARNINGS (LOSS)                        $   (856)   $  1,753
                                           ========    ========

NET EARNINGS (LOSS) PER SHARE:
     Basic                                 $   (.05)   $    .11
     Diluted                               $   (.05)   $    .10
                                           ========    ========

WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING:
     Basic                                   15,821      16,479
                                           ========    ========
     Diluted                                 15,821      17,876
                                           ========    ========

           See accompanying notes to consolidated financial statements

                            IMAGE ENTERTAINMENT, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

              For the Six Months Ended September 30, 2001 and 2000

________________________________________________________________________________

(In thousands, except per share data)                 2001            2000
                                                   ----------      ----------

NET REVENUES                                       $   41,550      $   49,547

OPERATING COSTS AND EXPENSES:
     Cost of sales                                     29,761          34,727
     Selling expenses                                   4,285           4,234
     General and administrative expenses                5,803           4,582
     Amortization of production costs                   2,586           2,202
     Amortization of goodwill                             254             254
                                                   ----------      ----------

                                                       42,689          45,999
                                                   ----------      ----------

EARNINGS (LOSS) FROM OPERATIONS                        (1,139)          3,548

OTHER EXPENSES (INCOME):
     Interest expense, net                                925             849
     Other                                                 44            (464)
                                                   ----------      ----------

                                                          969             385
                                                   ----------      ----------

EARNINGS (LOSS) BEFORE INCOME TAXES                    (2,108)          3,163

INCOME TAX (BENEFIT) EXPENSE                             (759)             95
                                                   ----------      ----------

NET EARNINGS (LOSS)                                $   (1,349)     $    3,068
                                                   ==========      ==========

NET EARNINGS (LOSS) PER SHARE:
     Basic                                         $     (.09)     $      .19
     Diluted                                       $     (.09)     $      .18
                                                   ==========      ==========

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING:
     Basic                                             15,819          16,469
                                                   ==========      ==========
     Diluted                                           15,819          17,860
                                                   ==========      ==========

           See accompanying notes to consolidated financial statements

                            IMAGE ENTERTAINMENT, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

              For the Six Months Ended September 30, 2001 and 2000

________________________________________________________________________________

(In thousands)                                                          2001               2000
                                                                  ----------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net earnings (loss)                                               $         (1,349)   $        3,068

Adjustments to reconcile net earnings (loss)
  to net cash (used in) provided by operating activities:
     Amortization of production costs                                        2,586             2,202
     Amortization of goodwill                                                  254               254
     Depreciation and other amortization                                     1,361               981
     Deferred income taxes                                                    (759)               --
     Amortization of restricted stock units                                     98               130
     Provision for lower of cost or market inventory writedowns                244               120
     Provision for estimated doubtful accounts receivable                      150               442
     Gain on sale of land                                                       --              (499)
Changes in assets and liabilities associated
  with operating activities:
     Accounts receivable                                                     2,475            (4,777)
     Inventories                                                              (353)             (428)
     Royalty and distribution fee advances, net                             (4,609)           (2,245)
     Production cost expenditures                                           (2,586)           (3,079)
     Prepaid expenses and other assets                                         223              (156)
     Accounts payable, accrued royalties and liabilities                    (2,250)            5,562
                                                                  ----------------    --------------

         Net cash (used in) provided by operating activities                (4,515)            1,575
                                                                  ----------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures                                                        (1,356)           (1,775)
Net proceeds from sale of land                                                  --             1,399
                                                                  ----------------    --------------

         Net cash used in investing activities                              (1,356)             (376)
                                                                  ----------------    --------------

           See accompanying notes to consolidated financial statements

                            IMAGE ENTERTAINMENT, INC.

                                   (unaudited)

              For the Six Months Ended September 30, 2001 and 2000

________________________________________________________________________________

(In thousands)                                                            2001                  2000
                                                                  -------------------     ----------------
CASH FLOWS FROM FINANCING ACTIVITIES:

     Advances under revolving credit and term loan facility       $            47,761     $         43,517
     Advances under equipment line of credit                                      244                  411
     Advances under capital lease obligation                                      915                   --
     Repayment of advances under revolving credit and
       term loan facility                                                     (41,878)             (44,767)
     Repayment of advances under real estate credit facility                      (86)                 (86)
     Principal payments under capital lease obligations                          (213)                (182)
     Repurchase of common stock                                                  (113)                (421)
                                                                  -------------------     ----------------

         Net cash provided by (used in) financing activities                    6,630               (1,528)
                                                                  -------------------     ----------------

NET INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS:                                                            759                 (329)

     Cash and cash equivalents at beginning of period                             606                1,532
                                                                  -------------------     ----------------

     Cash and cash equivalents at end of period                   $             1,365     $          1,203
                                                                  ===================     ================

SUPPLEMENTAL DISCLOSURES OF CASH
     FLOW INFORMATION:

     Cash paid during the period for:
         Interest                                                 $               681     $            860
                                                                  ===================     ================

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:

On July 9, 2001 and June 30, 2000, the Company issued 19,884 and 28,674 shares of common stock, respectively, to officers (net of shares withheld for payment of related income taxes) in connection with the vesting of restricted stock units. The Company increased common stock at July 9, 2001 and June 30, 2000 by approximately $172,000 and $215,000, respectively, such amounts representing the value of the total vested shares as of the respective grant dates less the value of shares withheld for payment of related income taxes on the vesting dates.

           See accompanying notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
--------------------------------------------------------------------------------

Note 1.   Basis of Presentation.

The accompanying consolidated financial statements include the accounts of Image Entertainment, Inc. ("Image"), its wholly-owned subsidiary DVDPlanet.com, Inc. (formerly known as Image Newco, Inc., doing business as Ken Crane's DVD/Laserdisc and DVDPlanet.com, Inc. ("DVDPlanet")), and Image's controlled, 50%-owned joint venture, Aviva International, LLC ("Aviva") (collectively, the "Company"). All significant inter-company balances and transactions have been eliminated in consolidation. DVDPlanet was acquired in January 1999 and Aviva was formed in June 1999.

The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Annual Report on Form 10-K of the Company for the year ended March 31, 2001. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three and six months ended September 30, 2001, are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2002. The accompanying consolidated financial information for the three and six months ended September 30, 2001 and 2000 should be read in conjunction with the Financial Statements, the Notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K for the year ended March 31, 2001.

The preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. The significant areas requiring the use of management's estimates are related to allowances for lower of cost or market inventory writedowns, doubtful accounts receivables, unrecouped royalty and distribution fee advances and sales returns. Although these estimates are based on management's knowledge of current events and actions management may undertake in the future, actual results may ultimately differ from management's estimates.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
--------------------------------------------------------------------------------

Note 3.   Inventories.

Inventories at September 30, 2001 and March 31, 2001 are summarized as follows:

                                                                       September 30,             March 31,
     (In thousands)                                                        2001                    2001
                                                                    ------------------      -----------------
     DVD                                                            $           13,106      $          13,104
     Other                                                                         925                  1,197
                                                                    ------------------      -----------------
                                                                                14,031                 14,301

     Reserve for lower of cost or market inventory writedowns:
     DVD                                                                          (920)                  (915)
     Other                                                                        (336)                  (720)
                                                                    ------------------      -----------------
                                                                                (1,256)                (1,635)
                                                                    ------------------      -----------------
                                                                                12,775                 12,666
     Production costs, net                                                       5,956                  5,956
                                                                    ------------------      -----------------
                                                                    $           18,731      $          18,622
                                                                    ==================      =================

Inventories consist primarily of finished product for sale and are stated at the lower of average cost or market.

Production costs are reflected net of accumulated amortization of $12,768,000 and $10,607,000 at September 30, 2001 and March 31, 2001, respectively.

Note 4.   Debt.

Revolving Credit and Term Loan Facilities. Effective September 30, 2001, the
-----------------------------------------
Company and Foothill Capital Corporation ("Foothill") amended the Company's Loan and Security Agreement dated December 28, 1998 (the "Agreement"). The significant terms amended are as follows: (1) the term of the Agreement was extended three years to December 29, 2004 (the Agreement still contains an automatic renewal provision for successive one-year periods thereafter unless terminated by either the Company or Foothill); (2) certain borrowing base availability limitations were redefined providing the Company with additional borrowing availability under the revolving credit facility of approximately $1,350,000 at September 30, 2001; (3) the minimum interest rate for the facilities was lowered from 7% to 5.75%; (4) the maximum borrowing limit under the capital expenditure term loan facility component of the Agreement was raised from $500,000 to $1,000,000; (5) the tangible net worth financial covenant was redefined, increasing minimum required levels which the Company must maintain quarterly; and, (6) a financial covenant was added requiring the Company to maintain certain minimum levels of quarterly EBITDA (earnings before interest, taxes, depreciation and amortization).

At September 30, 2001, the Company had $8,147,000 outstanding under its $15,000,000 revolving credit facility and $339,000 outstanding under its $1,000,000 capital expenditure term loan facility with Foothill. On such date, the Company had borrowing availability of $3,702,000 under its revolving credit facility, net of amounts utilized for an outstanding standby letter of credit, and $661,000 under its capital expenditure term loan facility. Borrowings under the revolving credit and term loan facilities bear interest at prime plus 0.75% (6.75% at September 30, 2001).

At September 30, 2001, the Company had one outstanding standby letter of credit in the amount of $150,000 issued by Foothill which has been renewed through November 18, 2002. This standby letter of credit secures trade payables to a program supplier.

Real Estate Credit Facility. At September 30, 2001, $2,918,000 in borrowings
---------------------------
were outstanding under the revolving real estate credit facility with Bank of America National Trust and Savings Association in Nevada. Borrowings bear interest at LIBOR plus 2.25% (6.06% at September 30, 2001). The Company may repay and reborrow principal

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
--------------------------------------------------------------------------------

amounts provided the outstanding borrowings do not exceed the maximum commitment of $2,918,000 at September 30, 2001, reduced quarterly by $43,000. The credit facility expires on January 31, 2008.

Capital Lease Obligations. At September 30, 2001, $865,000 in borrowings were
-------------------------
outstanding under the distribution equipment lease facility with BankAmerica Leasing and Capital Corporation. Borrowings bear interest at a fixed rate of 7.719% and are repaid quarterly through October 1, 2003.

In July 2001, the Company entered into a capital lease agreement with General Electric Capital Corporation for the lease of DVD production equipment. The term of the lease is 48 months through September 2005. Borrowings under the lease bear interest at 7.58% per annum. Monthly payments, which began September 1, 2001, are approximately $22,000. At September 30, 2001, $873,000 in borrowings were outstanding under the lease.

Equipment Line of Credit. The Company's June 28, 2000 equipment line of credit
------------------------
with Bank of America, N.A. in Nevada was converted into a note payable in the amount of $891,000 on September 30, 2001. Outstanding borrowings under the note are to be repaid in 42 equal principal installments plus interest through maturity on February 28, 2005. The note bears interest at LIBOR plus 2.50% (6.08% at September 30, 2001).

Convertible Subordinated Note Payable. At September 30, 2001, the Company had
-------------------------------------
$5,000,000 outstanding under the convertible subordinated note payable to Image Investors Co., bearing interest at 8.0% and due September 29, 2002.

At September 30, 2001, the Company was in compliance with all financial and operating covenants under its debt agreements.

Note 5. Revolving Loan Facility -- Disc Manufacturer.

In March 2001, Image entered into an Optical Disc Replication and Loan Agreement (the "Agreement") with MRT Technology LLC, doing business as Ritek Global Media ("Ritek"). The five-year term of the Agreement commenced August 1, 2001.

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

Repayment of the initial loan of $6,500,000 commenced in October 2001 on a per unit basis of $1.00 for each DVD and $.50 for each CD ordered by the Company from Ritek. Additional advances will be made by Ritek to Image on September 1 of each year from 2002 through 2005 based on prior year orders ($1.00 per DVD and $0.50 per CD) with advances not exceeding $10,000,000 and the final advance in 2005 not exceeding $5,000,000. The agreement contains an option for Ritek to renegotiate the terms if Image fails to meet certain minimum order levels.

At September 30, 2001, $6,500,000 was outstanding under the loan from Ritek. As outstanding amounts are non-interest bearing, the Company imputed interest expense of approximately $102,000 and $232,000 for the three and six months ended September 30, 2001, respectively, at Image's incremental borrowing rate.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
--------------------------------------------------------------------------------

Note 6. Net Earnings (Loss) per Share.

The following presents a reconciliation of the numerators and denominators used in computing basic and diluted net earnings (loss) per share for the three and six months ended September 30, 2001 and 2000:

                                         Three months    Three months       Six months        Six months
                                            ended           ended             ended             ended
                                         September 30,   September 30,     September 30,     September 30,
(In thousands, except per share data)        2001            2000              2001              2000
                                          ----------      ----------        ----------        ----------
Net earnings (loss) (basic numerator)     $     (856)     $    1,753        $   (1,349)       $    3,068
                                          ==========      ==========        ==========        ==========

Interest, net of taxes, on assumed
   conversion of dilutive security                --              97                --               195
                                          ----------      ----------        ----------        ----------

Net earnings (loss) (diluted numerator)   $     (856)     $    1,850        $   (1,349)       $    3,263
                                          ==========      ==========        ==========        ==========

Weighted average common shares
   outstanding(basic denominator)             15,821          16,479            15,819            16,469
                                          ==========      ==========        ==========        ==========

Effect of dilutive securities                     --           1,397                --             1,391
                                          ----------      ----------        ----------        ----------

Weighted average common shares
   outstanding(diluted denominator)           15,821          17,876            15,819            17,860
                                          ==========      ==========        ==========        ==========

Net earnings (loss) per share
     Basic                                $     (.05)     $      .11        $     (.09)       $      .19
     Diluted                              $     (.05)     $      .10        $     (.09)       $      .18
                                          ==========      ==========        ==========        ==========

Diluted net loss per share for the three and six months ended September 30, 2001 is based only on the weighted average number of common shares outstanding for the periods as inclusion of common stock equivalents (outstanding common stock options and common stock underlying the convertible subordinated note payable totaling 1,340,000 and 1,379,000, respectively) would be antidilutive. Outstanding common stock options not included in the computation of diluted net income per share totaled 1,140,000 for the three and six months ended September 30, 2000 and were excluded because their exercise prices were greater than the average market price of the common stock for the periods and the assumed exercise would be antidilutive.

Note 7.       Sale of Land in Fiscal 2001.

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

Note 8.       Segment Information.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
--------------------------------------------------------------------------------

taxes. Interest income and expense are evaluated on a consolidated basis and not allocated to the Company's business segments.

For the Three Months Ended September 30, 2001:

                                                                       2001
                                    --------------------------------------------------------------------------
                                      Domestic                     International
                                      Wholesale        Retail        Wholesale    Inter-segment
(In thousands)                      Distribution   Distribution    Distribution   Eliminations   Consolidated
                                    -------------  -------------  --------------  ------------   -------------
NET REVENUES                        $      16,720  $       3,923  $        2,465  $     (2,038)  $      21,070
OPERATING COSTS AND EXPENSES               17,009          4,311           2,619        (2,092)         21,847
                                    -------------  -------------  --------------  ------------   -------------
LOSS FROM OPERATIONS                         (289)          (388)           (154)           54            (777)
OTHER EXPENSES                                499             --              --            63             562
                                    -------------  -------------  --------------  ------------   -------------
LOSS BEFORE INCOME TAXES            $        (788) $        (388) $         (154) $         (9)  $      (1,339)
                                    =============  =============  ==============  ============   =============

For the Three Months Ended September 30, 2000:

                                                                       2000
                                    --------------------------------------------------------------------------
                                      Domestic                     International
                                      Wholesale        Retail        Wholesale    Inter-segment
(In thousands)                      Distribution   Distribution    Distribution   Eliminations   Consolidated
                                    -------------  -------------  --------------  ------------   -------------
NET REVENUES                        $      23,587  $       3,840  $        1,336  $     (3,183)  $      25,580
OPERATING COSTS AND EXPENSES               21,054          4,566           1,393        (3,181)         23,832
                                    -------------  -------------  --------------  ------------   -------------
EARNINGS (LOSS) FROM OPERATIONS             2,533           (726)            (57)           (2)          1,748
OTHER INCOME                                  (80)            --              --            20             (60)
                                    -------------  -------------  --------------  ------------   -------------
EARNINGS (LOSS) BEFORE
     INCOME TAXES                   $       2,613  $        (726) $          (57) $        (22)  $       1,808
                                    =============  =============  ==============  ============   =============


For the Six Months Ended September 30, 2001:

                                                                       2001
                                    --------------------------------------------------------------------------
                                      Domestic                     International
                                      Wholesale        Retail        Wholesale    Inter-segment
(In thousands)                      Distribution   Distribution    Distribution   Eliminations   Consolidated
                                    -------------  -------------  --------------  ------------   -------------
NET REVENUES                        $      34,548  $       7,695  $        4,356  $     (5,049)  $      41,550
OPERATING COSTS AND EXPENSES               34,399          8,486           4,895        (5,091)         42,689
                                    -------------  -------------  --------------  ------------   -------------
EARNINGS (LOSS) FROM OPERATIONS               149           (791)           (539)           42          (1,139)
OTHER EXPENSES                                925             --              --            44             969
                                    -------------  -------------  --------------  ------------   -------------
LOSS BEFORE INCOME TAXES            $        (776) $        (791) $         (539) $         (2)  $      (2,108)
                                    =============  =============  ==============  ============   =============


For the Six Months Ended September 30, 2000:

                                                                       2000
                                    --------------------------------------------------------------------------
                                      Domestic                     International
                                      Wholesale        Retail        Wholesale    Inter-segment
(In thousands)                      Distribution   Distribution    Distribution   Eliminations   Consolidated
                                    -------------  -------------  --------------  ------------   -------------
NET REVENUES                        $      45,625  $       7,416  $        2,744  $     (6,238)  $      49,547
OPERATING COSTS AND EXPENSES               40,619          8,898           2,705        (6,223)         45,999
                                    -------------  -------------  --------------  ------------   -------------
EARNINGS (LOSS) FROM OPERATIONS             5,006         (1,482)             39           (15)          3,548
OTHER EXPENSES                                350             --              --            35             385
                                    -------------  -------------  --------------  ------------   -------------
EARNINGS (LOSS) BEFORE
     INCOME TAXES                   $       4,656  $      (1,482) $           39  $        (50)  $       3,163
                                    =============  =============  ==============  ============   =============

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
--------------------------------------------------------------------------------

                                                            As of
                                              -------------------------------
(In thousands)                                 September 30,      March 31,
                                                  2001             2001
                                              --------------    ------------
Total Assets:
     Domestic Wholesale Distribution          $       71,242    $     67,376
     Retail Distribution                               8,969           9,785
     International Wholesale Distribution              5,559           4,369
     Inter-segment eliminations                       (8,381)         (7,269)
                                              --------------    ------------
     Consolidated total assets                $       77,389    $     74,261
                                              ==============    ============

ITEM 2.     Management's Discussion and Analysis of Financial Condition and
            ---------------------------------------------------------------
            Results of Operations.
            ---------------------

General

          The Company is primarily engaged in the business of licensing and distributing DVD format entertainment programming in the home video market. The Company distributes programming exclusively and nonexclusively. In addition to the DVD format, the Company distributes some of its exclusive titles in the VHS home video format and the audio portion of certain exclusive programming in the CD format. The Company also secures and exploits broadcast rights for certain of its exclusive titles. Broadcast rights may include exploitation via television, pay-per-view, cable, satellite and radio media. The Company has also begun to secure Internet streaming and digital downloading rights for certain of its exclusive titles.

          The Company's business strategy is to actively pursue, secure and exploit exclusive rights to entertainment programming in as many home entertainment formats and broadcast media as possible, and in as many territories as possible, for the longest term possible. To this end, the Company has expanded its business and operations to produce its own entertainment programming, with an emphasis on music programming. The Company's three reportable business segments are program licensing and production/domestic wholesale distribution, direct-to-consumer retail distribution and international wholesale distribution/broadcast rights exploitation.

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

          Direct-to-Consumer Retail Distribution Segment ("Retail
          -------------------------------------------------------
Distribution"). The Company's direct-to-consumer retail distribution operations
--------------
are conducted by DVDPlanet, in conjunction with Image. DVDPlanet specializes in DVD software retailing through its www.DVDPlanet.com and Kencranes.com web sites, and via mail order. DVDPlanet also owns and operates a DVD retail store in Westminster, California. See "Liquidity and Capital Resources --Management's
                            ---
Plan to Improve Fiscal 2002 DVDPlanet Operating Results."

          International Wholesale Distribution/Broadcast Rights Exploitation
          ------------------------------------------------------------------
Segment ("International Wholesale Distribution"). The Company's international
------------------------------------------------
wholesale distribution business, and its domestic and international broadcast rights exploitation activities, are conducted by Aviva, in conjunction with Image.

Seasonality and Variability.

          The Company has generally experienced higher sales in the quarters ended December 31 and March 31 due to increased consumer spending associated with the year-end holidays. In addition to seasonality issues, other factors have contributed to variability in the Company's DVD net revenues on a quarterly basis. These factors include: (i) wholesale customer and retail consumer demand for the Company's exclusively distributed programming then in release; (ii) the Company's licensing and distribution activities relating to new exclusive programming; (iii) the extension, termination or non-renewal of existing license and distribution rights; (iv) the Company's marketing and promotional activities; and (v) general and economic changes affecting the buying habits of the Company's customers, particularly those changes affecting consumer demand for DVD hardware and software. Accordingly, the Company's revenues and results of operations may vary significantly from period to period, and the results of any one period may not be indicative of the results of any future periods.

     The accompanying consolidated financial information for the three and six months ended September 30, 2001 should be read in conjunction with the Financial Statements, the Notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K for the year ended March 31, 2001.

Results of Operations

The Three Months Ended September 30, 2001 Compared to The Three Months Ended September 30, 2000

     The following tables present consolidated net revenues by format and net revenues by format as a percentage of total consolidated net revenues for the three months ended September 30, 2001 and 2000. The information in the table below does not represent segment data, but rather is presented for purposes of explaining certain trends within net revenues:

                                                        Three Months Ended
                                                           September 30,
                                                 -------------------------------
                                                     2001              2000            % Change
                                                 -------------    --------------     -------------
                                                          (in thousands)
         Net revenues:
         DVD:
              Exclusive                          $      10,864    $       16,503             (34.2)%
              Nonexclusive                               7,315             6,821               7.2
                                                 -------------    --------------     -------------
                  Total                                 18,179            23,324             (22.1)
         VHS/CD                                          1,254               849              47.7
         Broadcast/Sublicense                            1,048               466             124.9
         Other                                             589               941             (37.4)
                                                 -------------    --------------     -------------
                                                 $      21,070    $       25,580             (17.6)%
                                                 =============    ==============     =============

         As a percentage of consolidated net revenues:
         DVD:
              Exclusive                                   51.6%             64.5%            (12.9)%
              Nonexclusive                                34.7              26.7               8.0
                                                 -------------    --------------     -------------
                  Total                                   86.3              91.2              (4.9)
         VHS/CD                                            5.9               3.3               2.6
         Broadcast/Sublicense                              5.0               1.8               3.2
         Other                                             2.8               3.7              (0.9)
                                                 -------------    --------------     -------------
                                                         100.0%            100.0%               --%
                                                 =============    ==============     =============

         The following table presents consolidated net revenues by reportable business segment for the three months ended September 30, 2001 and 2000:

                                                        Three Months Ended
                                                           September 30,
                                                 -------------------------------
                                                     2001              2000             % Change
                                                 -------------    --------------     -------------
                                                             (in thousands)
         Net revenues:
         Domestic Wholesale Distribution         $      14,682    $       20,404            (28.0)%
         Retail Distribution                             3,923             3,840              2.2
         International Wholesale Distribution            2,465             1,336             84.5
                                                 -------------    --------------      ------------
         Consolidated                            $      21,070    $       25,580            (17.6)%
                                                 =============    ==============      ============

         Consolidated net revenues for all segments for the three months ended September 30, 2001 decreased 17.6% to $21,070,000 from $25,580,000 for the three months ended September 30, 2000. Factors that contributed to the decrease in consolidated net revenues for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000 are detailed below.

         Net revenues for the Company's Domestic Wholesale Distribution segment for the three months ended September 30, 2001 decreased 28.0% to $14,682,000 from net revenues of $20,404,000 for the three months ended September 30, 2000. Net revenues for the Domestic Wholesale Distribution segment for the three months ended

September 30, 2001 and 2000 are reflected after elimination of $2,038,000 and $3,183,000, respectively, in inter-segment sales from the Domestic Wholesale Distribution segment to the Retail Distribution segment. Management believes this segment's revenue performance was negatively impacted by economic weakness in the retail sector, as well as the loss of exclusive revenues from the Orion Home Entertainment Corp. ("Orion") and Universal Studios Home Video, Inc. ("Universal") license agreements which expired at the end of the last fiscal year. Revenue generated from these two agreements totaled over $5,500,000 for the September 2000 quarter. Approximately $4,000,000 of this $5,500,000 resulted from a successful sales re-promotion program of previously released exclusive Universal DVD titles. Management believes that future revenue growth will be primarily dependent upon Image's ability to continue to license new exclusive programming as well as renew existing license agreements upon their expiration. Management further believes that revenue generated from new and existing licensing should begin to replace these lost revenue sources for fiscal 2002, but there can be no assurance. See "Liquidity and Capital Resources -- The --- Company's Liquidity Position at September 30, 2001 and Management's Assessment of the Company's Liquidity Position for the Next 12 Months."

         Net revenues for DVDPlanet, the Company's Retail Distribution segment, for the three months ended September 30, 2001 increased 2.2% to $3,923,000 from net revenues of $3,840,000 for the three months ended September 30, 2000. Net revenues of DVD programming sold by the Retail Distribution segment were up 3.3% to $3,487,000 for the three months ended September 30, 2001 from $3,377,000 for the three months ended September 30, 2000. Net revenues of DVD programming via Internet/mail order increased 13.3% to $2,720,000 for the three months ended September 30, 2001 from $2,401,000 for the three months ended September 30, 2000. While management believes DVDPlanet is benefitting from consolidation in the DVD Internet retailing sector as well as the growing popularity of the DVD format, revenue growth was less than management expected. Management believes economic weakness in the retail sector has also affected DVDPlanet's revenues. In March 2001, DVDPlanet increased its selling prices to customers as well as shipping fees charged customers as part of management's plan to improve fiscal 2002 operating results. See "Liquidity and Capital Resources -- Management's Plan to Improve Fiscal 2002 DVDPlanet Operating Results."

         Net revenues for the Company's International Wholesale Distribution segment for the three months ended September 30, 2001 were up 84.5% to $2,465,000 from net revenues of $1,336,000 for the three months ended September 30, 2000. For the three months ended September 30, 2001 and 2000, revenues of approximately $2,002,000 and $1,169,000, respectively, were derived from international wholesale distribution of Image's licensed DVD and VHS programming, either through international subdistribution or international sublicensees. For the three months ended September 30, 2001 and 2000, revenues of approximately $463,000 and $167,000, respectively, were derived from international and domestic broadcast exploitation of the Image's licensed programming. Management expects that projected international growth of DVD player-households should increase the Company's international DVD revenues. Additionally, in September 2001, Aviva added a dedicated broadcast sales executive to further take advantage of broadcast revenue opportunities for the Company's exclusive programming.

         The following tables present consolidated cost of sales by reportable business segment and as a percentage of related segment net revenues for the the three months ended September 30, 2001 and 2000:

                                                       Three Months Ended
                                                          September 30,
                                                  ---------------------------
                                                     2001              2000
                                                  ----------        ---------
                                                          in thousands)
         Cost of sales:
         Domestic Wholesale Distribution          $   10,133         $ 13,631
         Retail Distribution                           3,195            3,402
         International Wholesale Distribution          1,799              849
                                                  ----------         --------
         Consolidated                             $   15,127         $ 17,882
                                                  ==========         ========

         As a percentage of segment net revenues:                                       % Change
                                                                                      ------------
         Domestic Wholesale Distribution                69.0%            66.8%                 2.2%
         Retail Distribution                            81.4             88.6                 (7.2)
         International Wholesale Distribution           73.0             63.5                  9.5
                                                  ----------         --------         ------------
         Consolidated                                   71.8%            69.9%                 1.9%
                                                  ==========         ========          ===========

         Consolidated cost of sales for the three months ended September 30, 2001 was $15,127,000, or 71.8% of net revenues, compared to $17,882,000, or
69.9% of net revenues, for the three months ended September 30, 2000. Accordingly, consolidated gross profit margin declined to 28.2% for the three months ended September 30, 2001 from 30.1% for the three months ended September 30, 2000.

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

         Gross margins for the Domestic Wholesale Distribution segment, as a percentage of segment net revenues, declined 2.2% to 31.0% for the three months ended September 30, 2001 from 33.2% for the three months ended September 30, 2000. The 2.2% decrease was primarily due to the decrease in higher-margin exclusive revenues as a percentage of total segment revenues for the September 2001 quarter as compared to the September 2000 quarter. Beginning in the quarter ending December 31, 2001, and assuming a similar mix of exclusive and nonexclusive programming sold, management anticipates that its segment gross margins will improve as a result of expected manufacturing cost savings to be realized under the Ritek Global Media manufacturing agreement. See "Liquidity
                                                               ---
and Capital Resources -- New Disc Manufacturing Agreement and Revolving Loan Commitment." Manufacturing under the agreement began August 1, 2001.

         Gross margins for the Retail Distribution segment, as a percentage of segment net revenues, improved 7.2% to 18.6% for the three months ended September 30, 2001 from 11.4% for the three months ended September 30, 2000. The 7.2% increase was primarily due to the increase in selling prices to customers as well as an increase in shipping fees charged to customers as part of management's plan to improve fiscal 2002 operating results. See "Liquidity and
                                                            ---
Capital Resources -- Management's Plan to Improve Fiscal 2002 DVDPlanet Operating Results."

         Gross margins for the International Wholesale Distribution segment, as a percentage of segment net revenues, declined 9.5% to 27.0% for the three months ended September 30, 2001 from 36.5% for the three months ended September 30, 2000. The decline in the gross margins was primarily due to a higher percentage of lower-margin sublicense and broadcast revenues recognized during the September 2001 quarter, as a percentage of overall segment revenues, compared to the September 2000 quarter. Beginning in the quarter ending December 31, 2001, and assuming a similar mix of subdistribution, sublicense and broadcast revenues recognized, management anticipates that its segment gross margins will benefit from expected lower international disc manufacturing costs to be realized under the Ritek Global Media manufacturing agreement.

         The following tables present consolidated selling expenses by reportable business segment and as a percentage of related segment net revenues for the three months ended September 30, 2001 and 2000:

                                                       Three Months Ended
                                                          September 30,
                                                 -------------------------------
                                                     2001              2000             % Change
                                                 -------------    --------------     -------------
                                                              (in thousands)
         Selling expenses:
         Domestic Wholesale Distribution         $       1,379    $        1,291               6.8%
         Retail Distribution                               472               661             (28.6)
         International Wholesale Distribution              386               345              11.9
                                                 -------------    --------------      ------------
         Consolidated                            $       2,237    $        2,297              (2.6)%
                                                 =============    ==============      ============

         As a percentage of segment net revenues:
         Domestic Wholesale Distribution                   9.4%              6.3%              3.1%
         Retail Distribution                              12.0              17.2              (5.2)
         International Wholesale Distribution             15.7              25.8             (10.1)
                                                 -------------    --------------      ------------
         Consolidated                                     10.6%              9.0%              1.6%
                                                 =============    ==============      ============

         Consolidated selling expenses for the three months ended September 30, 2001 decreased 2.6% to $2,237,000 from $2,297,000 for the three months ended September 30, 2000. As a percentage of consolidated net revenues, consolidated selling expenses for the three months ended September 30, 2001 increased to 10.6% from 9.0% for the three months ended September 30, 2000. Factors that led to the increase in consolidated selling expenses as a percentage of consolidated net revenues for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000 are detailed below.

         Selling expenses for the Domestic Wholesale Distribution segment were up 6.8% to $1,379,000 for the three months ended September 30, 2001 from $1,291,000 for the three months ended September 30, 2000. As a percentage of segment net revenues, selling expenses for the three months ended September 30, 2001 were 9.4%, up from 6.3% for the three months ended September 30, 2000 due, in part, to spreading of fixed costs over lower comparative quarterly revenue. During the September 2001 quarter, Image incurred comparatively higher advertising and promotional expenditures (higher by $154,000) for specific title and line of programming promotions in an effort to drive exclusive sales. The increased advertising and promotional expenditures were offset, in part, by reduced travel and convention expenditures (lower by $63,000).

         Selling expenses for the Retail Distribution segment decreased 28.6% to $472,000 for the three months ended September 30, 2001 from $661,000 for the three months ended September 30, 2000. As a percentage of segment net revenues, selling expenses were down 5.2% to 12.0% for the three months ended September 30, 2001, from 17.2% for the three months ended September 30, 2000. Selling expenses for this segment decreased as a percentage of segment net revenues for the September 2001 quarter based upon the staffing reduction, staffing redeployment and other operational changes instituted in the fourth quarter of the fiscal year ended March 31, 2001. See "Liquidity and Capital Resources --
                                      ---
Management's Plan to Improve Fiscal 2002 DVDPlanet Operating Results."

         Selling expenses for the International Wholesale Distribution segment increased 11.9% to $386,000 for the three months ended September 30, 2001 from $345,000 for the three months ended September 30, 2000. However, as a percentage of segment revenues, selling expenses were down 10.1% to 15.7% for the three months ended September 30, 2001, from 25.8% for the three months ended September 30, 2000. Management has been working with its international subdistributors to reduce segment advertising and promotion expenses as a percentage of segment net revenues.

         The following tables present consolidated general and administrative expenses by reportable business segment and as a percentage of related segment net revenues for the three months ended September 30, 2001 and 2000:

                                                    Three Months Ended
                                                       September 30,
                                                    ------------------
                                                      2001      2000   % Change
                                                    --------  -------- --------
                                                      (in thousands)
         General and administrative expenses:
         Domestic Wholesale Distribution            $  2,360  $  1,883     25.3%
         Retail Distribution                             517       376     37.5
         International Wholesale Distribution            200        64    212.5
                                                    --------  --------  -------
         Consolidated                               $  3,077  $  2,323     32.5%
                                                    ========  ========  =======

         As a percentage of segment net revenues:

         Domestic Wholesale Distribution                16.1%      9.2%     6.9%
         Retail Distribution                            13.2       9.8      3.4
         International Wholesale Distribution            8.1       4.8      3.3
                                                    --------  --------  -------
         Consolidated                                   14.6%      9.1%     5.5%
                                                    ========  ========  =======

         Consolidated general and administrative expenses for the three months ended September 30, 2001 increased 32.5% to $3,077,000 from $2,323,000 for the three months ended September 30, 2000. As a percentage of consolidated net revenues, consolidated general and administrative expenses for the three months ended September 30, 2001 were 14.6%, up from 9.1% for the three months ended September 30, 2000. Factors that led to the increase in consolidated general and administrative expenses for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000 are detailed below.

         General and administrative expenses for the Domestic Wholesale Distribution segment for the three months ended September 30, 2001 were up 25.3% to $2,360,000 from $1,883,000 for the three months ended September 30, 2000. As a percentage of segment net revenues, general and administrative expenses for the three months ended September 30, 2001 were 16.1%, up from 9.2% for the three months ended September 30, 2000. The increase in absolute dollar general and administrative expenses for the September 2001 quarter results, in part, from a litigation settlement fee expense accrual (including associated legal fees) totaling $310,000, higher depreciation and amortization expense (higher by $158,000) relating to increased capital expenditures in prior periods, higher personnel costs (higher by $82,000), and higher other legal costs (higher by $52,000). These increases were partially offset by a comparatively lower provision for uncollectible accounts receivable (lower by $127,000) during the September 2001 quarter than for the September 2000 quarter. Additionally, spreading fixed costs over lower comparative net revenues for the September 2001 quarter contributed to the increase in segment general and administrative expenses as a percentage of segment net revenues.

         General and administrative expenses for the Retail Distribution segment increased 37.5% to $517,000 for the three months ended September 30, 2001 from $376,000 for the three months ended September 30, 2000. As a percentage of segment net revenues, general and administrative expenses for the three months ended September 30, 2001 were 13.2%, up from 9.8% for the three months ended September 30, 2000. The increase in general and administrative expenses was primarily due to higher depreciation and amortization expenses relating to increased capital expenditures (higher by $53,000), higher management information systems' related costs (personnel and third-party computer programmer services - higher by $45,000), and higher rent (higher by $26,000) for the September 2001 quarter.

         General and administrative expenses for the International Wholesale Distribution segment increased to $200,000 for the three months ended September 30, 2001 from $64,000 for the three months ended September 30, 2000. As a percentage of segment net revenues, general and administrative expenses were 8.1% for the three months ended September 30, 2001, up from 4.8% for the three months ended September 30, 2000. The increase in absolute dollar general and administrative expenses was primarily due to increased personnel costs (higher by $75,000) and higher foreign currency exchange loss (higher by $30,000).

         Amortization of production costs for the three months ended September 30, 2001 increased 6.3% to $1,279,000, or 6.1% of consolidated net revenues, from $1,203,000, or 4.7% of consolidated net revenues, for the three months ended September 30, 2000. This increase resulted primarily from an increase in exclusive international titles released and amortized during the three months ended September 30, 2001 compared to the three months ended September 30, 2000. Amortization of production costs for the three months ended September 30, 2001 and 2000 included $234,000 and $135,000, respectively, attributable to the International Wholesale Distribution segment. The Company anticipates that amortization of production costs will decrease as a percentage of net revenues, beginning in the quarter ending December 31, 2001, as a result of expected production cost savings to be realized under the Ritek Global Media manufacturing agreement. See "Liquidity and Capital Resources -- New Disc Manufacturing Agreement and Revolving Loan Commitment." Production services under the manufacturing agreement began August 1, 2001.

         Interest expense, net of interest income, for the three months ended September 30, 2001 increased 19.1% to $499,000, or 2.4% of consolidated net revenues, from $419,000, or 1.6% of consolidated net revenues, for the three months ended September 30, 2000. The increase is attributable to higher weighted average outstanding debt levels offset, in part, by lower weighted average interest rate levels during the three months ended September 30, 2001 as compared to the three months ended September 30, 2000.

         Other expense for the three months ended September 30, 2001 was $63,000 consisting of the minority interest in the net earnings of Aviva. Other income for the three months ended September 30, 2000 was $479,000 consisting of a gain on sale of land of $499,000, net of minority interest in the net earnings of Aviva of $20,000.

         The Company recorded an income tax benefit for the September 2001 quarter of $483,000, based on an estimated consolidated effective income tax rate of approximately 36%. Income tax expense of $55,000 for the September 2000 quarter reflected an estimated consolidated effective tax rate of approximately 3%. The effective tax rate is subject to on-going review and evaluation by management.

         Consolidated net loss for the September 2001 quarter was $856,000, or $.05 per basic and diluted share, as compared to consolidated net earnings for the September 2000 quarter of $1,753,000, or $.11 per basic share and $.10 per diluted share.

The Six Months Ended September 30, 2001 Compared to The Six Months Ended September 30, 2000

         The following tables present consolidated net revenues by format and net revenues by format as a percentage of total consolidated net revenues for the six months ended September 30, 2001 and 2000. The information in the table below does not represent segment data, but rather is presented for purposes of explaining certain trends within net revenues:

                                Six Months Ended
                                  September 30,
                                ----------------
                                  2001     2000    % Change
                                -------  -------  ---------
                                 (in thousands)
         Net revenues:
         DVD:
              Exclusive         $21,356  $29,556      (27.7)%
              Nonexclusive       15,263   14,614        4.4
                                -------  -------   --------
                  Total          36,619   44,170      (17.1)
         VHS/CD                   2,335    2,120       10.1
         Broadcast/Sublicense     1,690    1,410       19.9
         Other                      906    1,847      (50.9)
                                -------  -------   --------
                                $41,550  $49,547      (16.1)%
                                =======  =======   ========

         As a percentage of consolidated net revenues:
         DVD:
              Exclusive                             51.4%      59.7%      (8.3)%
              Nonexclusive                          36.7       29.5        7.2
                                                 -------    -------    -------
                  Total                             88.1       89.2       (1.1)
         VHS/CD                                      5.6        4.3        1.3
         Broadcast/Sublicense                        4.1        2.8        1.3
         Other                                       2.2        3.7       (1.5)
                                                 -------    -------    -------
                                                   100.0%     100.0%        -- %
                                                 =======    =======    =======

         The following table presents consolidated net revenues by reportable business segment for the six months ended September 30, 2001 and 2000:

                                                  Six Months Ended
                                                    September 30,
                                                 ------------------
                                                   2001       2000     % Change
                                                 -------    -------    --------
                                                   (in thousands)
         Net revenues:
         Domestic Wholesale Distribution         $29,499    $39,387      (25.1)%
         Retail Distribution                       7,695      7,416        3.8
         International Wholesale Distribution      4,356      2,744       58.7
                                                 -------    -------    -------
         Consolidated                            $41,550    $49,547      (16.1)%
                                                 =======    =======    =======

         Consolidated net revenues for all segments for the six months ended September 30, 2001 decreased 16.1% to $41,550,000 from $49,547,000 for the six months ended September 30, 2000. Factors that contributed to the decrease in consolidated net revenues for the six months ended September 30, 2001 as compared to the six months ended September 30, 2000 are detailed below.

         Net revenues for the Company's Domestic Wholesale Distribution segment for the six months ended September 30, 2001 decreased 25.1% to $29,499,000 from net revenues of $39,387,000 for the six months ended September 30, 2000. Net revenues for the Domestic Wholesale Distribution segment for the six months ended September 30, 2001 and 2000 are reflected after elimination of $5,049,000 and $6,238,000, respectively, in inter-segment sales from the Domestic Wholesale Distribution segment to the Retail Distribution segment. Management believes this segment's revenue performance was negatively impacted by economic weakness in the retail sector, as well as the loss of exclusive revenues from the Orion and Universal license agreements which expired at the end of the last fiscal year. Revenue generated from these two agreements totaled over $7,500,000 for the September 2000 period. Approximately $4,000,000 of this $7,500,000 resulted from a successful sales re-promotion program of previously released exclusive Universal DVD titles. Management believes that future revenue growth will be primarily dependent upon Image's ability to continue to license new exclusive programming as well as renew existing license agreements upon their expiration. Management further believes that revenue generated from new and existing licensing should begin to replace these lost revenue sources for fiscal 2002, but there can be no assurance. See "Liquidity and Capital Resources -- The --- Company's Liquidity Position at September 30, 2001 and Management's Assessment of the Company's Liquidity Position for the Next 12 Months."

         Net revenues for DVDPlanet, the Company's Retail Distribution segment, for the six months ended September 30, 2001 increased 3.8% to $7,695,000 from net revenues of $7,416,000 for the six months ended September 30, 2000. Net revenues of DVD programming sold by the Retail Distribution segment were up 7.7% to $6,953,000 for the September 2001 period from $6,453,000 for the September 2000 period. Net revenues of DVD programming via Internet/mail order increased 18.0% to $5,345,000 for the September 2001 period from $4,529,000 for the September 2000 period. While management believes DVDPlanet is benefitting from consolidation in the DVD Internet retailing sector as well as the growing popularity of the DVD format, revenue growth was less than management expected. Management believes the slowing economy has also affected DVDPlanet's revenues. DVDPlanet has increased its selling prices to customers as well as shipping fees charged customers as part of management's plan to improve fiscal 2002 operating results. See "Liquidity and Capital Resources -- Management's Plan to Improve
         ---
Fiscal 2002 DVDPlanet Operating Results."

         Net revenues for the Company's International Wholesale Distribution segment for the six months ended September 30, 2001 were up 58.7% to $4,356,000 from net revenues of $2,744,000 for the six months ended September

30, 2000. For the six months ended September 30, 2001 and 2000, revenues of approximately $3,629,000 and $1,999,000, respectively, were derived from international wholesale distribution of Image's licensed DVD and VHS programming, either through international subdistribution or international sublicensees. For the six months ended September 30, 2001 and 2000, revenues of approximately $727,000 and $745,000, respectively, were derived from international and domestic broadcast exploitation of the Image's licensed programming. Management expects that projected international growth of DVD player-households should increase the Company's international DVD revenues.

         The following tables present consolidated cost of sales by reportable business segment and as a percentage of related segment net revenues for the the six months ended September 30, 2001 and 2000:

                                                  Six Months Ended
                                                    September 30,
                                                  ------------------
                                                    2001      2000
                                                  --------  --------
                                                    (in thousands)
         Cost of sales:
         Domestic Wholesale Distribution          $ 20,289  $ 26,324
         Retail Distribution                         6,299     6,579
         International Wholesale Distribution        3,173     1,824
                                                  --------  --------
         Consolidated                             $ 29,761  $ 34,727
                                                  ========  ========

         As a percentage of segment net revenues:                      % Change
                                                                       --------
         Domestic Wholesale Distribution              68.8%     66.8%       2.0%
         Retail Distribution                          81.9      88.7       (6.8)
         International Wholesale Distribution         72.8      66.5        6.3
                                                  --------  --------   --------
         Consolidated                                 71.6%     70.1%       1.5%
                                                  ========  ========   ========

         Consolidated cost of sales for the six months ended September 30, 2001 was $29,761,000, or 71.6% of net revenues, compared to $34,727,000, or 70.1% of net revenues, for the six months ended September 30, 2000. Accordingly, consolidated gross profit margin declined to 28.4% for the September 2001 period from 29.9% for the September 2000 period.

         Gross margins for the Domestic Wholesale Distribution segment, as a percentage of segment net revenues, declined 2.0% to 31.2% for the six months ended September 30, 2001 from 33.2% for the six months ended September 30, 2000. The 2.0% decrease was primarily due to the decrease in higher-margin exclusive revenues as a percentage of total segment revenues for the September 2001 period as compared to the September 2000 period. Beginning in the quarter ending December 31, 2001, and assuming a similar mix of exclusive and nonexclusive programming sold, management anticipates that its segment gross margins will improve as a result of expected manufacturing cost savings to be realized under the Ritek Global Media manufacturing agreement. See "Liquidity and Capital
                                                ---
Resources -- New Disc Manufacturing Agreement and Revolving Loan Commitment." Manufacturing under the agreement began August 1, 2001.

         Gross margins for the Retail Distribution segment, as a percentage of segment net revenues, improved 6.8% to 18.1% for the six months ended September 30, 2001 from 11.3% for the six months ended September 30, 2000. The 6.8% increase was primarily due to the increase in selling prices to customers as well as an increase in shipping fees charged to customers for the September 2001 period as part of management's plan to improve fiscal 2002 operating results. See "Liquidity and Capital Resources -- Management's Plan to Improve Fiscal 2002
---
DVDPlanet Operating Results."

         Gross margins for the International Wholesale Distribution segment, as a percentage of segment net revenues, declined 6.3% to 27.2% for the six months ended September 30, 2001 from 33.5% for the six months ended September 30, 2000. The decline in the gross margins was primarily due to a higher percentage of lower-margin sublicense revenues recognized during the September 2001 period, as a percentage of overall segment net revenues, compared to the September 2000 period. Beginning in the quarter ending December 31, 2001, and assuming a similar mix of subdistribution, sublicense and broadcast revenue recognized, management anticipates that its segment gross margins will benefit from expected lower international disc manufacturing costs to be realized under the Ritek Global Media manufacturing agreement.

     The following tables present consolidated selling expenses by reportable business segment and as a percentage of related segment net revenues for the six months ended September 30, 2001 and 2000:

                                                         Six Months Ended
                                                           September 30,
                                                  -------------------------------
                                                      2001              2000          % Change
                                                  -------------    --------------   -------------
                                                           (in thousands)
     Selling expenses:
     Domestic Wholesale Distribution              $       2,508    $        2,288             9.6%
     Retail Distribution                                    909             1,334           (31.9)
     International Wholesale Distribution                   868               612            41.8
                                                  -------------    --------------   -------------
     Consolidated                                 $       4,285    $        4,234             1.2%
                                                  =============    ==============   =============

     As a percentage of segment net revenues:
     Domestic Wholesale Distribution                        8.5%              5.8%            2.7%
     Retail Distribution                                   11.8              18.0            (6.2)
     International Wholesale Distribution                  19.9              22.3            (2.4)
                                                  -------------    --------------   -------------
     Consolidated                                          10.3%              8.5%            1.8%
                                                  =============    ==============   =============

     Consolidated selling expenses for the six months ended September 30, 2001 increased 1.2% to $4,285,000 from $4,234,000 for the six months ended September 30, 2000. As a percentage of consolidated net revenues, consolidated selling expenses for the September 2001 period increased to 10.3% from 8.5% for the September 2000 period. Factors that led to the increase in consolidated selling expenses for the six months ended September 30, 2001 as compared to the six months ended September 30, 2000 are detailed below.

     Selling expenses for the Domestic Wholesale Distribution segment were up 9.6% to $2,508,000 for the six months ended September 30, 2001 from $2,288,000 for the six months ended September 30, 2000. As a percentage of segment net revenues, selling expenses for the September 2001 period were 8.5%, up from 5.8% for the September 2000 period due, in part, to spreading of fixed costs over lower comparative six-month revenues. During the September 2001 period, Image incurred comparatively higher promotional expenditures (higher by $200,000) and increased personnel costs (higher by $78,000). In an effort to drive exclusive sales, Image incurred comparatively higher expenditures during the September 2001 period for specific title and line of programming promotions.

     Selling expenses for the Retail Distribution segment decreased 31.9% to $909,000 for the six months ended September 30, 2001 from $1,334,000 for the six months ended September 30, 2000. As a percentage of segment net revenues, selling expenses were down 6.2% to 11.8% for the September 2001 period, from 18.0% for the September 2000 period. Selling expenses for this segment decreased as a percentage of segment net revenues for the September 2001 period based upon the staffing reduction, staffing redeployment and operational changes initiated in the fourth quarter of the fiscal year ended March 31, 2001. See "Liquidity
                                                               ---
and Capital Resources -- Management's Plan to Improve Fiscal 2002 DVDPlanet Operating Results."

     Selling expenses for the International Wholesale Distribution segment increased 41.8% to $868,000 for the six months ended September 30, 2001 from $612,000 for the six months ended September 30, 2000. However, as a percentage of segment revenues, segment selling expenses were down 2.4% to 19.9% for the September 2001 period from 22.3% for the September 2000 period. The September 2001 period had comparatively higher expenditures for advertising and promotion (higher by $145,000) and personnel (higher by $79,000). Although not fully realized during the September 2001 period as a percentage of segment net revenues, management has been working with its international subdistributors to reduce segment advertising and promotion expenses as a percentage of segment net revenues.

     The following tables present consolidated general and administrative expenses by reportable business segment and as a percentage of related segment net revenues for the six months ended September 30, 2001 and 2000:

                                                        Six Months Ended
                                                          September 30,
                                                 -------------------------------
                                                     2001              2000           % Change
                                                 -------------    --------------    -------------
                                                         (in thousands)
     General and administrative expenses:
     Domestic Wholesale Distribution             $       4,388    $        3,717             18.1%
     Retail Distribution                                 1,024               731             40.1
     International Wholesale Distribution                  391               134            191.8
                                                 -------------    --------------    -------------
     Consolidated                                $       5,803    $        4,582             26.6%
                                                 =============    ==============    =============

     As a percentage of segment net revenues:
     Domestic Wholesale Distribution                      14.9%              9.4%             5.5%
     Retail Distribution                                  13.3               9.9              3.4
     International Wholesale Distribution                  9.0               4.9              4.1
                                                 -------------    --------------    -------------
     Consolidated                                         14.0%              9.2%             4.8%
                                                 =============    ==============    =============

     Consolidated general and administrative expenses for the six months ended September 30, 2001 increased 26.6% to $5,803,000 from $4,582,000 for the six months ended September 30, 2000. As a percentage of consolidated net revenues, consolidated general and administrative expenses for the September 2001 period were 14.0%, up from 9.2% for the September 2000 period. Factors that led to the increase in consolidated general and administrative expenses for the September 2001 period as compared to the September 2000 period are detailed below.

     General and administrative expenses for the Domestic Wholesale Distribution segment for the six months ended September 30, 2001 were up 18.1% to $4,388,000 from $3,717,000 for the six months ended September 30, 2000. As a percentage of segment net revenues, general and administrative expenses for the September 2001 period were 14.9%, up from 9.4% for the September 2000 period, with the majority of the increase due to the spreading of fixed costs over lower revenues. The increase in absolute dollar general and administrative expenses for the September 2001 period results, in part, from a litigation settlement fee expense accrual (including associated legal fees) totaling $310,000, higher depreciation and amortization expense (higher by $296,000) relating to increased capital expenditures in prior periods, higher other legal costs (higher by $133,000), and higher personnel costs (higher by $122,000). These increases were partially offset by a lower provision for uncollectible accounts receivable (lower by $275,000) for the September 2001 period than that for the September 2000 period.

     General and administrative expenses for the Retail Distribution segment increased 40.1% to $1,024,000 for the six months ended September 30, 2001 from $731,000 for the six months ended September 30, 2000. As a percentage of segment net revenues, general and administrative expenses for the September 2001 period were 13.3%, up from 9.9% for the September 2000 period. The increase in general and administrative expenses was primarily due to higher management information systems' related costs (personnel and third-party computer programmer services - higher by $137,000), higher depreciation and amortization expenses relating to increased capital expenditures (higher by $79,000), and higher rent (higher by $62,000) for the September 2001 period.

     General and administrative expenses for the International Wholesale Distribution segment increased to $391,000 for the six months ended September 30, 2001 from $134,000 for the six months ended September 30, 2000. As a percentage of segment net revenues, general and administrative expenses were 9.0% for the September 2001 period, up from 4.9% for the September 2000 period. The increase in absolute dollar general and administrative expenses for the September 2001 period was primarily due to increased personnel costs (higher by $141,000) and higher foreign currency exchange loss (higher by $61,000).

     Amortization of production costs for the six months ended September 30, 2001 increased 17.4% to $2,586,000, or 6.2% of consolidated net revenues, from $2,202,000, or 4.4% of consolidated net revenues, for the six months ended September 30, 2000. This increase resulted primarily from an increase in exclusive international titles released and amortized during the six months ended September 30, 2001 compared to the six months ended September 30, 2000. Amortization of production costs for the September 2001 period included $463,000 attributable to the International Wholesale Distribution segment. The Company anticipates that amortization of production costs will decrease as a percentage of net revenues, beginning in the quarter ending December 31, 2001, as a result of expected production cost savings to be realized under the Ritek Global Media manufacturing agreement. See
                                                                             ---
"Liquidity and Capital Resources -- New Disc Manufacturing Agreement and Revolving Loan Commitment." Production services under the manufacturing agreement began August 1, 2001.

     Interest expense, net of interest income, for the six months ended September 30, 2001 increased 9.0% to $925,000, or 2.2% of consolidated net revenues, from $849,000, or 1.7% of consolidated net revenues, for the six months ended September 30, 2000. The increase is attributable to higher weighted average outstanding debt levels offset, in part, by lower weighted average interest rate levels during the September 2001 period as compared to the September 2000 period.

     Other expense for the six months ended September 30, 2001 was $44,000 consisting of the minority interest in the net earnings of Aviva. Other income for the six months ended September 30, 2000 was $464,000 consisting of a gain on sale of land of $499,000, net of minority interest in the net earnings of Aviva of $35,000.

     The Company recorded an income tax benefit for the six months ended September 30, 2001 of $759,000, based on an estimated consolidated effective income tax rate of approximately 36%. Income tax expense of $95,000 for the September 2000 period reflected an estimated consolidated effective tax rate of approximately 3%. The effective tax rate is subject to on-going review and evaluation by management.

     Consolidated net loss for the six months ended September 30, 2001 period was $1,349,000, or $.09 per basic and diluted share, as compared to consolidated net earnings for the six months ended September 30, 2000 of $3,068,000, or $.19 per basic share and $.18 per diluted share.

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

Sources and Uses of Working Capital, Six Months Ended September 30, 2001 and
2000.

     Net cash used in operating activities for the six months ended September 30, 2001 was $4,515,000 compared to net cash provided by operating activities of $1,575,000 for the comparable September 2000 period. The major factors contributing to the reduction of net cash provided by operating activities for the six months ended September 30, 2001 as compared to the prior year are as follows: the Company incurred a net loss of $1,349,000 for the six months ended September 30, 2001 compared to net earnings of $3,068,000 for the September 2000 period and the September 2001 period had significantly higher royalty and distribution fee advances paid. Additionally, the Company paid down its accounts payable, accrued liabilities and accrued royalties and distribution fees balances during the September 2001 period by $2,250,000 compared to increasing those same account balances by $5,562,000 during the September 2000 period.

     Investing activities consisted primarily of capital expenditures. Such amounts aggregated $1,356,000 and $1,775,000 during the September 2001 and 2000 six-month periods, respectively. The September 2000 period included net proceeds of $1,399,000 received from the sale of vacant land adjacent to the Company's distribution facility.

     Net cash provided by financing activities for the six months ended September 30, 2001 was $6,630,000 compared to net cash used in financing activities for the six months ended September 30, 2000 of $1,528,000. The increase was primarily due to increased borrowing activity to finance royalty and distribution fee advances and capital expenditure requirements.

The Company's Liquidity Position at September 30, 2001 and Management's Assessment of the Company's Liquidity Position for the Next 12 Months.

     At March 31, 2001, the Company had cash and cash equivalents of $606,000, borrowings outstanding of $2,603,000 and borrowing availability of $12,512,000 under its $15 million revolving credit and $500,000 capital expenditures term loan facilities with Foothill. At September 30, 2001, the Company had cash and cash equivalents of $1,365,000, borrowings outstanding of $8,486,000 and borrowing availability of $4,363,000 under its $15 million revolving credit and $1 million capital expenditures term loan facilities, as amended, with Foothill. During the six months ended September 30, 2001, the Company's outstanding borrowings increased with Foothill because operational cash flow was insufficient to fund the Company's working capital needs. The Company's working capital needs increased significantly, primarily by reason of the Company's aggressive acquisition of exclusive rights to entertainment programming for worldwide distribution. In addition, the Company's borrowing availability with Foothill decreased due to increased borrowing and a reduction in the Company's accounts receivable. Management believes the slowing economy and its effect on our wholesale customers' buying habits as well as retail customers' discretionary spending habits negatively impacted revenue performance over the six months ended September 30, 2001. The loss of revenues from the Orion and Universal expired license agreements further reduced revenues over the six-month 2001 period compared to the prior-year period.

     In March 2001, the Company received a $6,500,000 unsecured, non-interest bearing loan from Ritek Global Media to assist the Company in funding the acquisition of entertainment programming for exclusive worldwide distribution, whether through a license or exclusive distribution agreement. Upon funding, the Company paid down the then-outstanding borrowings from Foothill. Pursuant to the terms of the loan agreement with Ritek Global Media, repayment of this loan began October 2001. See "New Disc Manufacturing Agreement and Revolving Loan
                    ---
Commitment."

     At September 30, 2001, the Company had one outstanding standby letter of credit in the amount of $150,000 issued by Foothill which was renewed through November 18, 2002. This letter of credit secures trade payables due to a program supplier.

     At September 30, 2001, the Company had future license obligations for royalty advances, minimum guarantees and other fees of $5,974,000 due during the remainder of fiscal 2002 and $4,220,000 due during fiscal 2003. These advances and guarantees are recoupable against royalties and distribution fees earned (in connection with Company revenues) by the licensors and program suppliers, respectively. Depending upon the competition for license and exclusive distribution rights, the Company may have to pay increased advances, guarantees and/or royalty rates in order to acquire or retain such rights in the future.

     Over the past year, the Company has been on an aggressive licensing campaign to provide a foundation for future exclusive worldwide revenue growth, as well as to replace the exclusive revenues lost by reason of the expiration of the Orion and Universal agreements in March 2001. The Company believes it has developed a specialty niche in exclusive distribution of music related entertainment programming. Because of this aggressive licensing campaign, the Company believes it is the DVD marketplace's leading source of music related programming, with an estimated 26% share of the market (as reported in the June 10 - 16, 2001 edition of Video Store Magazine, a video industry trade magazine). These license agreements normally require substantial up-front royalty advances prior to the release of the programming.

     Management disclosed in its Form 10-Q for the quarterly period ended June 30, 2001, that based upon then-operating results, borrowing availability and the state of the economy, it believed it may have over-committed its then-available working capital to fund then-existing exclusive license agreements. Management disclosed its concern that the Company's then-sources of working capital might be insufficient to fund working capital requirements for the next 12 months unless certain discretionary licensing and capital investment programs were rescheduled, restructured or curtailed and/or additional sources of working capital were secured either through the sale of equity or debt securities, the incurrence of new debt financing or the restructuring of existing obligations.

     During the three months ended September 30, 2001, management has taken the following courses of action to manage its expected cash outflows against cash inflows and accordingly, fund working capital requirements for the next 12 months:

     Suspended Stock Repurchase Plan. In June 2001, management suspended the repurchase of its common stock under its existing stock repurchase plan until such time as the Company's projected short-term and long-term operating cash flow improves and then-current market conditions and other factors may allow.

     Amended Revolving Credit and Term Loan Facilities. Effective September 30, 2001, management amended its revolving credit and term loan facilities with Foothill which extended the term of the facilities and increased borrowing availability as of September 30, 2001. See "Amendment of Revolving Credit and
                                       ---
Term Loan Facilities."

     New Lease Agreement with General Electric Capital Corporation. In July 2001, the Company entered into a capital lease agreement with General Electric Capital Corporation ("GE Capital") for the lease of DVD production equipment totaling $915,000. The Company had previously paid cash for these assets. Proceeds received from GE Capital were used to pay down a portion of the outstanding borrowings from Foothill. Obligations under the lease agreement are being repaid over 48 months through September 2005 at approximately $22,000 per month.

     Rescheduled Commitments Under Existing License Agreements. Management has been successful in working with certain licensors to reschedule payment of certain royalty advance commitments to later in fiscal 2002 and into fiscal 2003 in an attempt to better match such advances paid with the release of the related licensed content.

     New Exclusive License Agreements. When possible and when in the best interests of the Company, management has continued to attempt to acquire future rights pursuant to license agreements which provide for reduced or no up-front payments of advance royalties as well as a larger percentage of advances and/or guarantees tied to the release of the licensed content.

     Expedited Release of Licensed Programming. Management is endeavoring to move up the release dates of higher profile licensed programming for both domestic and international releases in an effort to speed up the cycle of recoupment of previously funded royalty advances.

     Management believes that through continued successful implementation of the above courses of action and expected improved revenue performance during the Company's historically strong holiday selling season, its projected cash flows from operations, borrowing availability under its revolving lines of credit, cash on hand and trade credit will provide the necessary capital to meet its projected cash requirements for at least the next 12 months. However, any projections of future cash needs and cash flows are subject to substantial uncertainty. If future cash flows to be generated from operations, future borrowing availability under its revolving lines of credit, its disc manufacturer revolving credit commitment and future cash on hand are insufficient to satisfy the Company's continuing licensing and acquisition of exclusive DVD programming (which require significant advance royalty or distribution fee payments), the Company will need to seek additional debt and/or equity financing. Failure to obtain this additional financing could significantly restrict the Company's growth plans. There can be no assurance that additional financing would be available in amounts or on terms acceptable to the Company, if at all.

Amendment of Revolving Credit and Term Loan Facilities.

     Effective September 30, 2001, the Company and Foothill amended its Loan and Security Agreement dated December 28, 1998 (the "Agreement"). The significant terms amended are as follows: (1) the term of the Agreement was extended three years to December 29, 2004 (the Agreement contains an automatic renewal provision for successive one-year periods thereafter unless terminated by either the Company or Foothill); (2) certain borrowing base availability limitations were redefined providing the Company with additional borrowing availability under the revolving credit facility of approximately $1,350,000 at September 30, 2001; (3) the minimum interest rate for the facilities was lowered from 7% to 5.75%; (4) the maximum borrowing limit under the capital expenditure term loan facility component of the Agreement was raised from $500,000 to $1,000,000; (5) the tangible net worth financial covenant was redefined, increasing minimum required levels for the Company to maintain quarterly; and, (6) a financial covenant requiring the Company to maintain certain minimum levels of quarterly EBITDA (earnings before interest, taxes, depreciation and amortization) was added.

New Disc Manufacturing Agreement and Revolving Loan Commitment.

     In March 2001, Image entered into an Optical Disc Replication and Loan Agreement (the "Agreement") with MRT Technology LLC, doing business as Ritek Global Media ("Ritek"). The five-year term of the Agreement commenced August 1, 2001. Under the Agreement, Ritek has become the exclusive provider of manufacturing services associated with the Image's DVD, DVD-audio and compact disc programming as well as Image's programming on all future home entertainment storage mediums then-serviced by Ritek.

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

     Repayment of the initial loan of $6,500,000 commenced in October 2001 on a per unit basis of $1.00 for each DVD and $.50 for each CD ordered by the Company from Ritek. Additional advances will be made by Ritek to Image on September 1 of each year from 2002 through 2005 based on prior year orders ($1.00 per DVD and $0.50 per CD) with advances not exceeding $10,000,000 and the final advance in 2005 not exceeding $5,000,000. The agreement contains an option for Ritek to renegotiate the terms if Image fails to meet certain minimum order levels.

     At September 30, 2001, $6,500,000 was outstanding under the loan from Ritek. As outstanding amounts are non-interest bearing, the Company imputed interest expense of approximately $102,000 and $232,000 for the three and six months ended September 30, 2001, respectively, at Image's incremental borrowing rate.

Management's Plan to Improve Fiscal 2002 DVDPlanet Operating Results.

     In July 1999, the Company began expanding the DVDPlanet employee base in anticipation of growth in DVD revenues through direct-to-consumer distribution via the Internet. The majority of the new employees hired were based in Image's Chatsworth, California corporate headquarters and not at DVDPlanet's retail store and shipping facility in Westminster, California. From mid-calendar 1999 and throughout calendar 2000, competing Internet retailers offered DVD programming to consumers at deep discounts, often at or below their actual cost, in an effort to capture new customers. Management believes that profitability for these Internet retailers was ultimately sacrificed to obtain rapid revenue growth during this period. Although DVDPlanet did lower its pricing to consumers with an additional discount from the suggested retail price, it did not eliminate its entire gross profit margin to match its competitors' pricing. Management believes, in large part because of its competitors' pricing policies, DVDPlanet's revenue growth has been below management's expectations. During the Company's third quarter ended December 31, 2000, the financial difficulties and related attrition experienced by certain Internet DVD retailers led to generally increased pricing to consumers by the remaining Internet DVD retailers. Management believes this overall pricing increase by DVDPlanet's competitors has positively impacted DVDPlanet Internet-based revenues since that time, because the disparity in pricing between DVDPlanet and its competitors narrowed.

     With lower than expected revenue growth and a significant increase in operating expenses, DVDPlanet had sustained upwardly trending quarterly losses. In response to the negative trend in the operating results of DVDPlanet, management developed an action plan (the "Action Plan") to improve the operating results of DVDPlanet with the goal of achieving positive cash flows and profitability. The Action Plan principally involved (i) initiatives which were implemented by March 2001 (including (a) fulfilling DVDPlanet's orders out of the Company's Las Vegas, Nevada warehouse and distribution facility; (b) increased pricing and shipping charges to customers; (c) reduction in ineffective customer solicitations; and, (d) reduction in selling and shipping department payroll expenses and redeployment of certain personnel to the Domestic Wholesale Distribution segment) and (ii) initiatives which were implemented during the quarter ended June 30, 2001 (including (a) realignment of customer service, retail sales and shipping functions and (b) changes in class of shipping).

     Management believes that implementation of the aforementioned Action Plan has yielded positive operating results for the six months ended September 30, 2001 as compared to the prior year. EBITDA (earnings before interest, taxes, depreciation and amortization), a measure of cashflow, improved 71.5% to a negative EBITDA of $308,000 for the six months ended September 30, 2001 from a negative EBITDA of $1,080,000 for the six months ended September 30, 2000.

     Management believes that these Action Plan initiatives, as well as a continuing review of cost savings opportunities, will continue to improve DVDPlanet's cash flows and operating results for the remainder of fiscal year ending March 31, 2002 as compared to the results for the fiscal year ended March 31, 2001. However, there can be no assurance that DVDPlanet's operating results will continue to improve as a result of these initiatives or that the goal of achieving positive cash flows and profitability will be reached.

Other Items.

     In October 2001, the Company settled its litigation with Universal Studios Home Video, Inc. The Company accrued $310,000 in related settlement fee expense and associated legal expenses as a component of general and administrative expenses in the accompanying consolidated statements of operations for the three and six months ended September 30, 2001.

     Under Image's reinstated stock repurchase program announced in August 2000, Image repurchased approximately 696,000 common shares through September 30, 2001 for an aggregate purchase price of approximately $2,413,000 (average price of approximately $3.47 per share), including brokerage commissions. At September 30, 2001, there were approximately 138,000 common shares remaining for repurchase under the January 1995 Board of Directors' authorized program to repurchase up to 2.5 million common shares. Under the program, Image may purchase shares from time to time in the open market and/or through privately negotiated transactions based upon current market conditions and other factors. The Company's stock repurchase program has been suspended. See "The Company's
                                                           ---
Liquidity Position at September 30, 2001 and Management's Assessment of the Company's Liquidity Position for the Next 12 Months" above.

Forward-looking Statements

     Forward-looking statements, within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, are contained throughout this Form 10-Q. Such statements are based on the belief of the Company's management as well as assumptions made by and information currently available to the Company's management. When used in this report, the words "anticipate," "believe," "estimate," "may," "plan," "expect" and similar expressions, variations of such terms or the negative of such terms as they relate to the Company or its management are intended to identify such forward-looking statements and should not be regarded as a representation by the Company, its management or any other person that the future events, plans or expectations contemplated by the Company will be achieved. Such statements are based on management's current expectations and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, the Company's actual results, performance or achievements could differ materially from those expressed in, or implied by, any such forward-looking statements. The Company has made forward-looking statements in this Form 10-Q concerning, among other things: (1) that the Company will be able to successfully implement the remaining courses of action described above in "The Company's Liquidity Position at September 30, 2001 and Management's Assessment of the Company's Liquidity Position for the Next 12 Months" with respect to its liquidity position, (2) that the Company's revenue performance will improve during the Company's historically strong holiday selling season, (3) that the Company's international revenues should grow if DVD player-households grow internationally, (4) that DVDPlanet revenues will continue to benefit from the closing of certain Internet retailers, (5) that Image should begin to replace revenue lost from the expiration of license agreements with Orion and Universal during fiscal 2002 with revenue from new and existing licensing agreements, (6) that cost savings under the Ritek manufacturing agreement which began August 1, 2001 should result in a lower cost structure (lower manufacturing and production costs) and accordingly, both increase gross margins and decrease production cost amortization as a percentage of net revenues beginning in the quarter ending December 31, 2001, (7) that implementation of management's Action Plan to improve fiscal 2002 DVDPlanet operating results, along with a continuing review of cost savings opportunities, should continue to improve DVDPlanet's cash flows and operating results for the fiscal year ending March 31, 2002 as compared to fiscal 2001, and (8) that the Company can continue to work with its international subdistributors to further reduce future segment advertising and promotional expenses as a percentage of segment revenues. These statements are only predictions. Actual events or results may differ materially as a result of risks facing the Company. These risks include, but are not limited to: (1) that any projections of future cash needs and cash flows are subject to substantial uncertainty, (2) that there can be no assurance that the Company will be successfully able to sell equity or debt securities, incur new debt financing or reschedule existing obligations, if necessary, to provide additional liquidity,
(3) the failure to continue to successfully implement the courses of action described in "The Company's Liquidity Position at September 30, 2001 and Management's Assessment of the Company's

Liquidity Position for the Next 12 Months" could significantly restrict the Company's future licensing of exclusive distribution rights and its growth plans, (4) customer and consumer tastes and preferences for the Company's domestic and international entertainment programming, (5) the DVDPlanet Action Plan might ultimately reduce sales volume which, in turn, might reduce the benefit of certain economies of scale expected to be achieved upon implementation of the DVDPlanet Action Plan, and (6) certain new Internet DVD retailers may begin operations offering pricing substantially below DVDPlanet pricing. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements. Unless otherwise required by law, the Company disclaims any obligation to update any such factors or to announce publicly the result of any revisions to any of the forward-looking statements contained in this and other Securities and Exchange Commission filings of the Company to reflect future events or developments. In addition to the foregoing risk factors, the risks facing the Company include those contained in the Company's Annual Report on Form 10-K for the year ended March 31, 2001. The risk factors described in that report are applicable to all forward-looking statements wherever they appear in this report.

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

Interest Rate Fluctuations. At September 30, 2001, approximately $13.2 million of the Company's outstanding borrowings are subject to changes in interest rates; however, the Company does not use derivatives to manage this risk. This exposure is linked to the prime rate and LIBOR. The Company believes that moderate changes in the prime rate or LIBOR would not materially affect the operating results or financial condition of the Company. For example, a 1% change in interest rates would result in an approximate $132,000 annual impact on pretax income (loss) based upon those outstanding borrowings at September 30, 2001.

Foreign Exchange Rate Fluctuations. At September 30, 2001, approximately $1,792,000 of the Company's accounts receivables related to international distribution and denominated in foreign currencies are subject to foreign exchange rate risk in the future. The Company distributes certain of its licensed DVD and VHS programming (for which the Company has international distribution rights) internationally through international subdistributors. Additionally, the Company exploits international broadcast rights to its licensed entertainment programming. The Company believes that moderate changes in foreign exchange rates will not materially affect the operating results or financial condition of the Company. For example, a 10% change in exchange rates would result in an approximate $179,000 impact on pretax income (loss) based upon those outstanding receivables at September 30, 2001. To date, the Company has not entered into foreign currency exchange contracts.

               REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------

     The condensed consolidated financial statements as of September 30, 2001 and for the three- and six-month periods ended September 30, 2001 and 2000 in this Form 10-Q have been reviewed by KPMG LLP, independent certified public accountants, in accordance with established professional standards and procedures for such a review.

     The report of KPMG LLP commenting upon their review follows.

                       INDEPENDENT AUDITORS' REVIEW REPORT
                       -----------------------------------

The Board of Directors and Shareholders
Image Entertainment, Inc.:

We have reviewed the condensed consolidated balance sheet of Image Entertainment, Inc. and subsidiary as of September 30, 2001, and the related condensed consolidated statements of operations and cash flows for the three- and six-month periods ended September 30, 2001 and 2000. These condensed consolidated financial statements are the responsibility of the Company's management.

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

Los Angeles, California
November 2, 2001

================================================================================
                           PART II - OTHER INFORMATION
================================================================================

ITEM 1.   Legal Proceedings.
          -----------------

          On November 16, 2000, Universal Studios Home Video, Inc. ("USHV") filed a Complaint (the "USHV Complaint") against Image in Los Angeles Superior Court (Case No. BC240429), alleging causes of action for breach of contract and breach of the covenant of good faith and fair dealing. USHV's claims arose out of a 3 year license agreement (the "USHV License Agreement") between the parties pursuant to which USHV licensed to Image the exclusive right to distribute within the United States and Canada 52 delineated motion picture (the "Pictures") in the DVD format for the term September 15, 1997 to September 14, 2000. In the USHV Complaint, USHV alleged, inter alia, that, by reducing the wholesale price and suggested retail price of the Pictures, Image breached the USHV License Agreement. In the USHV Complaint, USHV prayed for "compensatory damages according to proof but reasonably believed to be in excess of $5,000,000," reasonable attorney's fees and costs of suit. On January 10, 2001, Image filed its Answer to the USHV Complaint, denying all of USHV's material allegations and asserting numerous affirmative defenses. On or about, and as of October 3, 2001, Image and USHV entered into an "Agreement of Compromise, Settlement and Release" (the "Settlement Agreement") pursuant to which, without any admission of wrongdoing, the parties released each other from all claims asserted in the lawsuit and all claims pertaining to the USHV License Agreement, and Image agreed to pay $300,000 to USHV in three installments of $100,000, payable upon execution of the Settlement Agreement, on April 3, 2002 and on October 3, 2002. On October 29, 2001, pursuant to the Settlement Agreement, the court dismissed the USHV Complaint with prejudice.

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

          Not Applicable.

ITEM 3.   Defaults upon Senior Securities.
          --------------------------------

          Not Applicable.

ITEM 4.   Submission of Matters to a Vote of Security Holders.
          ---------------------------------------------------

          On September 7, 2001, the Company held its annual meeting of shareholders. Represented at the meeting in person or by proxy were 14,705,215 shares of common stock (approximately 92.94% of the shares entitled to vote), constituting a quorum.

          At the meeting, Martin W. Greenwald, Ira S. Epstein, M. Trevenen Huxley and Stuart Segall were elected as directors of the Company to serve until their respective successors have been elected and qualified. With respect to Mr. Greenwald's election, there were 14,476,774 votes for and 228,267 votes withheld. With respect to Mr. Epstein's election there were 14,475,573 votes for and 228,901 votes withheld. With respect to Mr. Huxley's election, there were 14,476,428 votes for and 228,046 votes withheld. With respect to Mr. Segall's election, there were 14,462,964 votes for and 242,077 votes withheld.

          At the meeting, the Company's shareholders voted upon and ratified the appointment of KPMG LLP as the Company's independent auditors for the fiscal year ending March 31, 2002. With respect to this matter, there were 14,632,249 votes for, 44,100 votes against and 29,607 abstentions.

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

                                      IMAGE ENTERTAINMENT, INC.



Date:     November 13, 2001           By: /s/ MARTIN W. GREENWALD
                                          --------------------------------------
                                          Martin W. Greenwald
                                          Chairman of the Board, Chief Executive
                                          Officer, President and Treasurer



Date:     November 13, 2001           By: /s/ JEFF M. FRAMER
                                          --------------------------------------
                                          Jeff M. Framer
                                          Chief Financial Officer

================================================================================
                                  EXHIBIT INDEX
================================================================================


Exhibit No.         Description
--------------------------------------------------------------------------------

10.1*+ Form of Director Stock Unit Award Agreement, dated as of October 1, 2001, between Image and each of Ira Epstein, M. Trevenen Huxley and Stuart Segall.

10.2* Amendment No. 3, dated as of August 28, 2001, to Loan and Security Agreement, dated as of December 28, 1998, by and between Image and Foothill Capital Corporation.

10.3* Amendment No. 4, dated as of September 30, 2001, to Loan and Security Agreement, dated as of December 28, 1998, by and between Image and Foothill Capital Corporation.

10.4* Master Lease Agreement, dated as of July 25, 2001, by and between Image and General Electric Capital Corporation.

15*                 Consent Letter of KPMG LLP, Independent Certified Public
                    Accountants.

                    _________________________________

                    * Exhibit(s) not previously filed with the Securities and
                      Exchange Commission.

                    + Management Contracts, Compensatory Plans or Arrangements.