Form 10-Q
period 2001-12-31
IMAGE ENTERTAINMENT INC
filed 2002-02-13
CIK 216324

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended December 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

(818) 407-9100
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, no par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒  NO ☐

Number of shares outstanding of the registrant’s common stock on February 8, 2002:  15,828,253

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

IMAGE ENTERTAINMENT, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

December 31, 2001 and March 31, 2001

ASSETS

(In thousands)	December 31, 2001	March 31, 2001

Cash and cash equivalents	$872	$606

Accounts receivable, net of allowances of $5,295 - December 31, 2001; $4,470 - March 31, 2001	17,393	14,393

Inventories	18,265	18,622

Royalty and distribution fee advances	18,444	12,879

Prepaid expenses and other assets	2,949	2,442

Deferred tax assets	4,674	4,254

Property, equipment and improvements, net of accumulated depreciation and amortization of $9,407 - December 31, 2001; $7,318 - March 31, 2001	14,027	14,559

Goodwill, net of accumulated amortization of $1,504 - December 31, 2001; $1,123 - March 31, 2001	6,125	6,506

	$82,749	$74,261

See accompanying notes to consolidated financial statements

IMAGE ENTERTAINMENT, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

December 31, 2001 and March 31, 2001

LIABILITIES AND SHAREHOLDERS’ EQUITY

(In thousands, except share data)	December 31, 2001	March 31, 2001

LIABILITIES:

Accounts payable and accrued liabilities	$18,802	$18,511

Accrued royalties and distribution fees	6,147	4,460

Revolving credit and term loan facilities	9,525	2,603

Revolving loan facility — disc manufacturer	6,007	6,500

Real estate credit facility	2,876	3,004

Capital lease obligations	1,609	1,061

Note payable to bank	827	647

Convertible subordinated note payable	5,000	5,000

Total liabilities	50,793	41,786

SHAREHOLDERS’ EQUITY:

Preferred stock, $1 par value, 3,366,000 shares authorized; none issued and outstanding	—	—

Common stock, no par value, 30,000,000 shares authorized; 15,828,000 and 15,849,000 issued and outstanding at December 31, 2001 and March 31, 2001, respectively	29,850	29,765

Additional paid-in capital	3,463	3,320

Accumulated deficit	(1,357)	(610)

Net shareholders’ equity	31,956	32,475

	$82,749	$74,261

See accompanying notes to consolidated financial statements

IMAGE ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

For the Three Months Ended December 31, 2001 and 2000

(In thousands, except per share data)	2001	2000

NET REVENUES	$27,049	$25,028

OPERATING COSTS AND EXPENSES:
Cost of sales	18,622	17,789
Selling expenses	2,524	2,261
General and administrative expenses	3,094	2,403
Amortization of production costs	1,285	1,419
Amortization of goodwill	127	127

	25,652	23,999

EARNINGS FROM OPERATIONS	1,397	1,029

OTHER EXPENSES (INCOME):
Interest expense, net	470	446
Other	(14)	(12)

	456	434

EARNINGS BEFORE INCOME TAXES	941	595

INCOME TAX EXPENSE	339	18

NET EARNINGS	$602	$577

NET EARNINGS PER SHARE:
Basic and diluted	$.04	$.04

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	15,827	16,224
Diluted	15,889	16,225

See accompanying notes to consolidated financial statements

IMAGE ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

For the Nine Months Ended December 31, 2001 and 2000

(In thousands, except per share data)	2001	2000

NET REVENUES	$68,599	$74,575

OPERATING COSTS AND EXPENSES:
Cost of sales	48,383	52,516
Selling expenses	6,809	6,495
General and administrative expenses	8,897	6,984
Amortization of production costs	3,871	3,621
Amortization of goodwill	381	381

	68,341	69,997

EARNINGS FROM OPERATIONS	258	4,578

OTHER EXPENSES (INCOME):
Interest expense, net	1,395	1,295
Other	30	(475)

	1,425	820

EARNINGS (LOSS) BEFORE INCOME TAXES	(1,167)	3,758

INCOME TAX (BENEFIT) EXPENSE	(420)	113

NET EARNINGS (LOSS)	$(747)	$3,645

NET EARNINGS (LOSS) PER SHARE:
Basic and diluted	$(.05)	$.22

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	15,819	16,387
Diluted	15,819	17,774

See accompanying notes to consolidated financial statements

IMAGE ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

For the Nine Months Ended December 31, 2001 and 2000

(In thousands)	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:

Net earnings (loss)	$(747)	$3,645

Adjustments to reconcile net earnings (loss) to net cash (used in) provided by operating activities:
Amortization of production costs	3,871	3,621
Amortization of goodwill	381	381
Depreciation and other amortization	2,099	1,538
Deferred income taxes	(420)	—
Amortization of warrant and restricted stock units	183	194
Provision for lower of cost or market inventory writedowns	304	—
Provision for estimated doubtful accounts receivable	338	482
Gain on sale of land	—	(499)
Changes in assets and liabilities associated with operating activities:
Accounts receivable	(3,338)	(3,372)
Inventories	(133)	(302)
Royalty and distribution fee advances, net	(5,565)	(3,545)
Production cost expenditures	(3,685)	(4,419)
Prepaid expenses and other assets	(399)	(490)
Accounts payable, accrued royalties and liabilities	2,029	7,294

Net cash (used in) provided by operating activities	(5,082)	4,528

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures	(1,567)	(2,557)
Net proceeds from sale of land	—	1,399

Net cash used in investing activities	(1,567)	(1,158)

See accompanying notes to consolidated financial statements

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances under revolving credit and term loan facilities	$69,838	$68,169
Advances under equipment line of credit	244	647
Advances under capital lease obligations	915	—
Repayment of advances under revolving credit and term loan facilities	(62,916)	(70,599)
Repayment of advances under revolving loan facility - disc manufacturer	(493)	—
Repayment of advances under real estate credit facility	(128)	(129)
Repayment of advances under note payable to bank	(64)	—
Principal payments under capital lease obligations	(367)	(276)
Repurchase of common stock	(114)	(1,849)

Net cash provided by (used in) financing activities	6,915	(4,037)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:	266	(667)

Cash and cash equivalents at beginning of period	606	1,532

Cash and cash equivalents at end of period	$872	$865

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:
Interest	$1,014	$1,294

See accompanying notes to consolidated financial statements

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:

In October 2001, the Company issued Lighthouse Capital Management Corp., a financial consultant, a warrant to purchase 150,000 shares of the Company’s unregistered common stock valued at approximately $143,000 on the issuance date.  The warrant value was recorded as a component of prepaid expenses and other assets and additional paid-in capital in the accompanying consolidated balance sheet at December 31, 2001.  See “Note 7.  Stock Warrant.”

In October 2001, the Company issued 6,720 shares of common stock to certain members of the Company’s Board of Directors in connection with the vesting of restricted stock units.  The Company increased common stock in October 2001 by approximately $26,000, the value of the total vested shares as of the grant date.

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

See accompanying notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 1.   Basis of Presentation.

The accompanying consolidated financial statements include the accounts of Image Entertainment, Inc. (“Image”), its wholly-owned subsidiary DVDPlanet.com, Inc. (“DVDPlanet”), and Image’s controlled, 50%-owned joint venture, Aviva International, LLC (“Aviva”) (collectively, the “Company”).  All significant inter-company balances and transactions have been eliminated in consolidation.

The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  They do not include all information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.  However, except as disclosed herein, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Annual Report on Form 10-K of the Company for the year ended March 31, 2001.  In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included.  Operating results for the three and nine months ended December 31, 2001, are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2002.  The accompanying consolidated financial information for the three and nine months ended December 31, 2001 and 2000 should be read in conjunction with the Financial Statements, the Notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended March 31, 2001.

The preparation of the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes.  The significant areas requiring the use of management’s estimates are related to provisions for lower of cost or market inventory writedowns, doubtful accounts receivables, unrecouped royalty and distribution fee advances and sales returns.  Although these estimates are based on management’s knowledge of current events and actions management may undertake in the future, actual results may ultimately differ from management’s estimates.

Certain fiscal 2001 balances have been reclassified to conform with the fiscal 2002 presentation.

Note 2.   New Accounting Pronouncements

In June  2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets.  SFAS No. 141 requires that the purchase method be used for all business combinations initiated after June 30, 2001.  SFAS No. 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment.  The amortization of goodwill ceases upon adoption of SFAS No. 142.  SFAS No. 142 must be adopted in fiscal years beginning after December 15, 2001, as of the beginning of the fiscal year.  The Company is currently evaluating the effects that the adoption of SFAS No. 141 and SFAS No. 142 will have on its financial position and results from operations.  The Company does have goodwill recorded and anticipates adopting SFAS No. 142 on April 1, 2002.

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supercedes both SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30 (“APB No. 30”), Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion).  SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS No. 121.  For example, SFAS No. 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale.  SFAS No. 144 retains the basic provisions of APB No. 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business).  Unlike SFAS No. 121, an impairment assessment under SFAS No. 144 will never result in a write-down of goodwill.  Rather, goodwill is evaluated for impairment under SFAS No. 142, Goodwill and Other Intangible Assets.  The Company is required to adopt SFAS No. 144 no later than the fiscal year beginning after December 15, 2001, and plans to adopt its provision for the quarter ending June 30, 2002.  Management does not expect the adoption of SFAS No. 144 for long-lived assets held for use to have a material impact on the Company’s financial statements because the impairment assessment under SFAS No. 144 is largely unchanged from SFAS No. 121.  The provisions of the Statement for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities.  Therefore, management cannot determine the potential effects that adoption of SFAS No. 144 will have on the Company’s financial statements.

Note 3.   Inventories.

Inventories at December 31, 2001 and March 31, 2001 are summarized as follows:

	December 31,	March 31,
(In thousands)	2001	2001
DVD	$11,882	$12,189
Other	613	477
	12,495	12,666
Production costs, net	5,770	5,956
	$18,265	$18,622

Inventories consist primarily of finished product for sale and are stated at the lower of average cost or market.

Production costs are reflected net of accumulated amortization of $11,529,000 and $10,607,000 at December 31, 2001 and March 31, 2001, respectively.

Note 4.   Debt.

Revolving Credit and Term Loan Facilities.  Effective September 30, 2001, the Company and Foothill Capital Corporation (“Foothill”) amended the Company’s Loan and Security Agreement dated December 28, 1998 (the “Foothill Agreement”).  The significant terms amended are as follows:  (1) the term of the Foothill Agreement was extended three years to December 29, 2004 (the Foothill Agreement still contains an automatic renewal provision for successive one-year periods thereafter unless terminated by either the Company or Foothill); (2) certain borrowing base availability limitations were redefined providing the Company with additional borrowing availability under the revolving credit facility; (3) the minimum interest rate for the facilities was lowered from 7% to 5.75%; (4) the maximum borrowing limit under the capital expenditure term loan facility component of the Foothill Agreement was raised from $500,000 to $1,000,000; (5) the tangible net worth financial covenant was redefined, increasing minimum required net worth levels which the Company must maintain quarterly; and (6) a covenant was added requiring the Company to maintain certain minimum levels of quarterly EBITDA (earnings before interest, taxes, depreciation and amortization).

At December 31, 2001, the Company had $9,212,000 outstanding under its $15,000,000 revolving credit facility and $313,000 outstanding under its $1,000,000 capital expenditure term loan facility with Foothill.  On such date, the Company had borrowing availability of $3,246,000 under its revolving credit facility, net of amounts utilized for an outstanding standby letter of credit, and $687,000 under its capital expenditure term loan facility.  Borrowings under the revolving credit and term loan facilities normally bear interest at prime plus 0.75%.  At December 31, 2001, borrowings bore interest at the higher interest rate “floor” of 5.75%.

At December 31, 2001, the Company had one outstanding standby letter of credit in the amount of $150,000 issued by Foothill which expires November 18, 2002.  This standby letter of credit secures trade payables to a program supplier.

Real Estate Credit Facility.  At December 31, 2001, $2,876,000 in borrowings were outstanding under the revolving real estate credit facility with Bank of America National Trust and Savings Association in Nevada.  Borrowings bear interest at LIBOR plus 2.25% (4.68% at December 31, 2001).  The Company may repay and reborrow principal amounts provided the outstanding borrowings do not exceed the maximum commitment of $2,876,000 at December 31, 2001, reduced quarterly by $43,000.  The credit facility expires on January 31, 2008.

Capital Lease Obligations.  At December 31, 2001, $764,000 in borrowings were outstanding under the distribution equipment lease facility with BankAmerica Leasing and Capital Corporation.  Borrowings bear interest at a fixed rate of 7.72% and are repaid quarterly through October 1, 2003.

In July 2001, the Company entered into a capital lease agreement with General Electric Capital Corporation for the lease of DVD production equipment.  The term of the lease is 48 months and expires in September 2005.  Borrowings under the lease bear interest at 7.58% per annum.  Monthly payments began September 1, 2001.  At December 31, 2001, $845,000 in borrowings were outstanding under the lease.

Note Payable to Bank.  The Company’s June 28, 2000 equipment line of credit with Bank of America, N.A. in Nevada was converted into a note payable on September 30, 2001.  Outstanding borrowings under the note are to be repaid in 42 equal principal installments plus interest through maturity on February 28, 2005.  The note bears interest at LIBOR plus 2.50% (4.77% at December 31, 2001).  At December 31, 2001, $827,000 in borrowings were outstanding under the note.

Convertible Subordinated Note Payable.  At December 31, 2001, the Company had $5,000,000 outstanding under the convertible subordinated note payable to Image Investors Co., bearing interest at 8.0% and due September 29, 2002.

At December 31, 2001, the Company was in compliance with all financial and operating covenants under the debt agreements listed above.

Note 5.   Revolving Loan Facility — Disc Manufacturer.

In March 2001, Image entered into an Optical Disc Replication and Loan Agreement (the “Ritek Agreement”) with MRT Technology LLC, doing business as Ritek Global Media (“Ritek”).  The five-year term of the Ritek Agreement commenced August 1, 2001.

Under the terms of the Ritek Agreement, Ritek has provided Image with a commitment to provide title development funding in the form of a series of advances under an unsecured, non-interest bearing loan.  The purpose of Ritek’s loan commitment to Image is to assist Image in funding the acquisition of entertainment programming for exclusive United States and/or worldwide distribution, whether through a license or exclusive distribution agreement.  Outstanding balances under the loan are subordinate to all of Image’s obligations to BankAmerica Leasing and Capital Corporation, Bank of America, N.A., Foothill and Image Investors Co. and all replacements and refinancings of such debt.  Ritek’s subordination agreement with Foothill provides Foothill with the ability to limit the Company’s timely repayment of the loan under the Ritek Agreement should the Company’s borrowing availability under the Foothill Agreement fall below $3,000,000.

Repayment of the initial loan of $6,500,000 commenced in October 2001 on a per unit basis of $1.00 for each DVD and $.50 for each CD ordered by the Company from Ritek.  Additional advances will be made by Ritek to Image on September 1 of each year from 2002 through 2005 based on prior year orders ($1.00 per DVD and $0.50 per CD) with advances not exceeding $10,000,000 and the final advance in 2005 not exceeding $5,000,000.  The Ritek Agreement contains an option for Ritek to renegotiate the terms if Image fails to meet certain minimum order levels.

At December 31, 2001, $6,007,000 was outstanding under the loan from Ritek.  As outstanding amounts are non-interest bearing, the Company imputed interest expense of approximately $137,000 and $370,000 for the three and nine months ended December 31, 2001, respectively, at Image’s incremental borrowing rate.

Note 6.   Net Earnings (Loss) per Share.

The following presents a reconciliation of the numerators and denominators used in computing basic and diluted net earnings (loss) per share for the three and nine months ended December 31, 2001 and 2000:

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	December 31,	December 31,	December 31,	December 31,
(In thousands, except per share data)	2001	2000	2001	2000

Net earnings (loss) (basic numerator)	$602	$577	$(747)	$3,645

Interest, net of taxes, on assumed conversion of dilutive security	—	—	—	292

Net earnings (loss) (diluted numerator)	$602	$577	$(747)	$3,937

Weighted average common sharesoutstanding(basic denominator)	15,827	16,224	15,819	16,387

Effect of dilutive securities	62	1	—	1,387

Weighted average common shares
outstanding(diluted denominator)	15,889	16,225	15,819	17,774

Net earnings (loss) per share
Basic and diluted	$.04	$.04	$(.05)	$.22

Diluted net loss per share for the nine months ended December 31, 2001 is based only on the weighted average number of common shares outstanding for the period as inclusion of common stock equivalents (outstanding common stock options and warrant, and common stock underlying the convertible subordinated note payable totaling 1,785,000 and 1,379,000 shares, respectively) would be antidilutive.  The calculation of diluted net earnings per share for the three months ended December 31, 2001 and 2000 did not include the 1,379,000 shares of common stock underlying the convertible subordinated note payable.  The effect of its inclusion along with the related interest, net of taxes, on assumed conversion would be antidilutive.  Outstanding common stock options and warrant not included in the computation of diluted net earnings per share totaled 1,356,000 for the three months ended December 31, 2001 and 1,522,000 and 1,140,000 for the three and nine months ended December 31, 2000, respectively, because their exercise prices were greater than the average market price of the common stock for the periods and the assumed exercise would be antidilutive.

Note 7.  Stock Warrant.

On October 5, 2001, the Company issued Lighthouse Capital Management Corp., a financial consultant, a warrant to purchase 150,000 shares of the Company’s unregistered common stock (the “Lighthouse Warrant”) as partial consideration for the services to be performed by Lighthouse under a nonexclusive consulting agreement between Lighthouse and the Company.  The Company’s average closing market price of its common stock for the 20 days preceding the issuance date of the Lighthouse Warrant was $1.975.  This average closing market price was the base for calculating the respective exercise prices of the shares underlying the Lighthouse Warrant.  The exercise prices of the shares underlying the Lighthouse Warrant are 50,000 shares at $1.975, 50,000 shares at $2.275 and 50,000 shares at $2.575.  The term of the Lighthouse Warrant is 5 years.  On the date of issuance, the Company valued the shares underlying the Lighthouse Warrant for financial statement purposes using the Black-Scholes valuation model.  Accordingly, the Company increased additional paid-in capital at December 31, 2001, by the estimated Lighthouse Warrant valuation of approximately $143,000.  The Company will amortize the Lighthouse Warrant value over the expected term of the related consulting agreement.  Amortization totaled approximately $36,000 for the three and nine months ended December 31, 2001 and was recorded as a component of general and administrative expenses in the accompanying consolidated statements of operations for those periods.

Note 8.   Sale of Land in Fiscal 2001.

In August 2000, the Company closed escrow for the sale (to a real estate developer) of the remaining approximate 4.7 acres of vacant land adjacent to the Company’s 8.4 acre warehouse and distribution facility site in Las Vegas, Nevada for net proceeds of approximately $1,399,000.  The resulting pretax gain on sale of $499,000 was recorded as other income in the accompanying consolidated statement of operations for the nine months ended December 31, 2000.

Note 9.   Segment Information.

Selected financial information regarding the Company’s reportable business segments, program licensing and production/domestic wholesale distribution (“Domestic Wholesale Distribution”), direct-to-consumer retail distribution (through DVDPlanet) (“Retail Distribution”), and international wholesale distribution/broadcast rights exploitation (through Aviva) (“International Wholesale Distribution”), are presented below.  The largest business segment is Domestic Wholesale Distribution of entertainment programming (primarily DVD).  Management currently evaluates segment performance based primarily on net revenues, operating costs and expenses and earnings (loss) before income taxes.  Interest income and expense are evaluated on a consolidated basis and not allocated to the Company’s business segments.

For the Three Months Ended December 31, 2001:

	2001
	Domestic		International
	Wholesale	Retail	Wholesale	Inter-segment
(In thousands)	Distribution	Distribution	Distribution	Eliminations	Consolidated
NET REVENUES	$23,234	$5,633	$2,853	$(4,671)	$27,049
OPERATING COSTS AND EXPENSES	21,566	5,983	2,775	(4,672)	25,652
EARNINGS (LOSS) FROM OPERATIONS	1,668	(350)	78	1	1,397
OTHER EXPENSES	470	—	—	(14)	456
EARNINGS (LOSS) BEFORE INCOME TAXES	$1,198	$(350)	$78	$15	$941

For the Three Months Ended December 31, 2000:

	2000
	Domestic		International
	Wholesale	Retail	Wholesale	Inter-segment
(In thousands)	Distribution	Distribution	Distribution	Eliminations	Consolidated
NET REVENUES	$21,886	$4,553	$1,708	$(3,119)	$25,028
OPERATING COSTS AND EXPENSES	19,740	5,270	2,120	(3,131)	23,999
EARNINGS (LOSS) FROM OPERATIONS	2,146	(717)	(412)	12	1,029
OTHER EXPENSES	446	—	—	(12)	434
EARNINGS (LOSS) BEFORE INCOME TAXES	$1,700	$(717)	$(412)	$24	$595

For the Nine Months Ended December 31, 2001:

	2001
	Domestic		International
	Wholesale	Retail	Wholesale	Inter-segment
(In thousands)	Distribution	Distribution	Distribution	Eliminations	Consolidated
NET REVENUES	$57,782	$13,328	$7,209	$(9,720)	$68,599
OPERATING COSTS AND EXPENSES	55,965	14,469	7,670	(9,763)	68,341
EARNINGS (LOSS) FROM OPERATIONS	1,817	(1,141)	(461)	43	258
OTHER EXPENSES	1,395	—	—	30	1,425
EARNINGS (LOSS) BEFORE INCOME TAXES	$422	$(1,141)	$(461)	$13	$(1,167)

For the Nine Months Ended December 31, 2000:

	2000
	Domestic		International
	Wholesale	Retail	Wholesale	Inter-segment
(In thousands)	Distribution	Distribution	Distribution	Eliminations	Consolidated
NET REVENUES	$67,511	$11,969	$4,452	$(9,357)	$74,575
OPERATING COSTS AND EXPENSES	60,358	14,168	4,825	(9,354)	69,997
EARNINGS (LOSS) FROM OPERATIONS	7,153	(2,199)	(373)	(3)	4,578
OTHER EXPENSES	796	—	—	24	820
EARNINGS (LOSS) BEFORE INCOME TAXES	$6,357	$(2,199)	$(373)	$(27)	$3,758

	As of
(In thousands)	December 31, 2001	March 31, 2001
Total Assets:
Domestic Wholesale Distribution	$75,802	$67,376
Retail Distribution	9,208	9,785
International Wholesale Distribution	5,511	4,369
Inter-segment eliminations	(7,772)	(7,269)
Consolidated total assets	$82,749	$74,261

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The Company’s business strategy is to actively pursue, secure and exploit exclusive rights to entertainment programming in as many home entertainment formats and broadcast media as possible, and in as many territories as possible, for the longest term possible.  To this end, the Company has expanded its business and operations to produce its own entertainment programming, with an emphasis on music programming.  The Company’s three reportable business segments are program licensing and production/domestic wholesale distribution, direct-to-consumer retail distribution and international wholesale distribution/broadcast rights exploitation.

Program Licensing & Production/Domestic Wholesale Distribution Segment (“Domestic Wholesale Distribution”).  Operation of the Domestic Wholesale Distribution segment is conducted by Image.  Image distributes entertainment programming on both an exclusive and nonexclusive basis.  The exclusive product distributed by Image (DVD and other formats) is typically produced, marketed and sold by Image pursuant to an exclusive grant of rights — typically a licensing arrangement but sometimes pursuant to an exclusive distribution agreement.  The nonexclusive product distributed by Image (mainly DVD format product) is purchased directly from suppliers in final, finished and packaged form.

Direct-to-Consumer Retail Distribution Segment (“Retail Distribution”).  The Company’s direct-to-consumer retail distribution operations are conducted by DVDPlanet.  DVDPlanet specializes in DVD software retailing through its www.DVDPlanet.com and Kencranes.com web sites, and via mail order.  DVDPlanet also owns and operates a DVD retail store in Westminster, California.  Image fulfills all DVDPlanet Internet-based sales out of its Nevada distribution facility.  See “Liquidity and Capital Resources —Management’s Plan to Improve Fiscal 2002 DVDPlanet Operating Results.”

International Wholesale Distribution/Broadcast Rights Exploitation Segment (“International Wholesale Distribution”).  The Company’s international wholesale distribution business, and its domestic and international broadcast rights exploitation activities, are conducted by Aviva, in conjunction with Image.

Seasonality and Variability.

The Company has generally experienced higher sales in the quarters ended December 31 and March 31 due to increased consumer spending associated with the year-end holidays.  In addition to seasonality issues, other factors have contributed to variability in the Company’s DVD net revenues on a quarterly basis.  These factors include: (i) wholesale customer and retail consumer demand for the Company’s exclusively distributed programming then in release; (ii) the Company’s licensing and distribution activities relating to new exclusive programming; (iii) the extension, termination or non-renewal of existing license and distribution rights; (iv) the Company’s marketing and promotional activities; and (v) general and economic changes affecting the buying habits of the Company’s customers, particularly those changes affecting consumer demand for DVD hardware and software.  Accordingly, the Company’s revenues and results of operations may vary significantly from period to period, and the results of any one period may not be indicative of the results of any future periods.

The accompanying consolidated financial information for the three and nine months ended December 31, 2001 should be read in conjunction with the Financial Statements, the Notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended March 31, 2001.

Results of Operations

The Three Months Ended December 31, 2001 Compared to The Three Months Ended December 31, 2000

The following tables present consolidated net revenues by format and net revenues by format as a percentage of total consolidated net revenues for the three months ended December 31, 2001 and 2000.  The information in the table below does not represent segment data, but rather is presented for purposes of explaining certain trends within net revenues:

	Three Months Ended
	December 31,
	2001	2000	%Change
	(in thousands)
Net revenues:
DVD:
Exclusive	$14,924	$14,673	1.7%
Nonexclusive	9,182	7,818	17.4
Total	24,106	22,491	7.2
VHS/CD	1,551	1,318	17.7
Broadcast/Sublicense	908	509	78.4
Other	484	710	(31.8)
	$27,049	$25,028	8.1%

As a percentage of consolidated net revenues:
DVD:
Exclusive	55.2%	58.6%	(3.4%)
Nonexclusive	33.9	31.3	2.6
Total	89.1	89.9	(0.8)
VHS/CD	5.7	5.3	0.4
Broadcast/Sublicense	3.4	2.0	1.4
Other	1.8	2.8	(1.0)
	100.0%	100.0%	—%

The following table presents consolidated net revenues by reportable business segment for the three months ended December 31, 2001 and 2000:

	Three Months Ended
	December 31,
	2001	2000	% Change
	(in thousands)
Net revenues:
Domestic Wholesale Distribution	$18,563	$18,767	(1.1)%
Retail Distribution	5,633	4,553	23.7
International Wholesale Distribution	2,853	1,708	67.0
Consolidated	$27,049	$25,028	8.1%

Consolidated net revenues for all segments for the three months ended December 31, 2001 increased 8.1% to $27,049,000 from $25,028,000 for the three months ended December 31, 2000.  Factors that contributed to the increase in consolidated net revenues for the three months ended December 31, 2001 as compared to the three months ended December 31 are detailed below.

Net revenues for the Company’s Domestic Wholesale Distribution segment for the three months ended December 31, 2001 decreased 1.1% to $18,563,000 from net revenues of $18,767,000 for the three months ended December 31, 2000.  Net revenues for the Domestic Wholesale Distribution segment for the three months ended December 31, 2001 and 2000 are reflected after elimination of $4,671,000 and $3,119,000, respectively, in inter-segment sales from the Domestic Wholesale Distribution segment to the Retail Distribution segment.  Compared to the segment net revenues for the three months ended June 30 and September 30, 2001, respectively, the Domestic Wholesale Distribution segment net revenues for the December 31, 2001 quarter were significantly higher (a 25.9% increase over the average of the first two quarters of fiscal 2002).  Management believes the increase in segment net revenues was due to increased consumer spending on DVD software during the holiday selling season.  However, on a comparative basis with the December 2000 quarter, the Domestic Wholesale Distribution segment net revenues for the December 2001 quarter were negatively impacted by the loss of revenues from the Orion Home Entertainment Corp. (“Orion”) and Universal Studios Home Video, Inc. (“Universal”) license agreements which expired at the end of the last fiscal year.  Revenue generated from these two agreements totaled $2,415,000 for the December 2000 quarter.  Approximately $1,200,000 of this $2,415,000 resulted from a sales re-promotion program of previously released exclusive Universal DVD titles.  Management believes that future revenue growth will be primarily dependent upon Image’s ability to continue to license new exclusive programming as well as renew existing license agreements upon their expiration, but there can be no assurance that Image will successfully do so.  See “Liquidity and Capital Resources — The Company’s Liquidity Position at December 31, 2001 and Management’s Assessment of the Company’s Liquidity Position for the Next 12 Months.”

Net revenues for DVDPlanet, the Company’s Retail Distribution segment, for the three months ended December 31, 2001 increased 23.7% to $5,633,000 from net revenues of $4,553,000 for the three months ended December 31, 2000.  Net revenues of DVD programming via Internet/mail order increased 30.0% to $3,901,000 for the three months ended December 31, 2001 from $3,001,000 for the three months ended December 31, 2000.  Management believes net revenues for the Retail Distribution segment during the December 2001 quarter benefitted from increased Internet-based consumer spending on DVD software during the holiday selling season as well as a Southern California-based radio advertising campaign during the quarter which the Company believes resulted in increased revenues generated by the DVDPlanet retail store in Westminster, California.  In March 2001, DVDPlanet increased its selling prices to customers as well as shipping fees charged customers as part of management’s plan to improve fiscal 2002 operating results.  See “Liquidity and Capital Resources — Management’s Plan to Improve Fiscal 2002 DVDPlanet Operating Results.”

Net revenues for the Company’s International Wholesale Distribution segment for the three months ended December 31, 2001 were up 67.0% to $2,853,000 from net revenues of $1,708,000 for the three months ended December 31, 2000.  For the three months ended December 31, 2001 and 2000, revenues of approximately $2,628,000 and $1,369,000, respectively, were derived from international wholesale distribution of Image’s licensed DVD and VHS programming, either through international subdistribution or international sublicensees.  For the three months ended December 31, 2001 and 2000, revenues of approximately $225,000 and $339,000, respectively, were derived from international and domestic broadcast exploitation of the Image’s licensed programming.  Management believes increased international DVD player penetration, as well as a growing catalog of Image exclusive programming, contributed to the increase in comparative quarterly revenues.  Management expects that projected international growth of DVD player-households should increase the Company’s international DVD revenues.

The following tables present consolidated cost of sales by reportable business segment and as a percentage of related segment net revenues for the three months ended December 31, 2001 and 2000:

	Three Months Ended
	December 31,
	2001	2000
	(in thousands)
Cost of sales:
Domestic Wholesale Distribution	$12,014	$12,568
Retail Distribution	4,674	4,088
International Wholesale Distribution	1,934	1,133
Consolidated	$18,622	$17,789

As a percentage of segment net revenues:			% Change
Domestic Wholesale Distribution	64.7%	67.0%	(2.3)%
Retail Distribution	83.0	89.8	(6.8)
International Wholesale Distribution	67.8	66.3	1.5
Consolidated	68.8%	71.1%	(2.3)%

Consolidated cost of sales for the three months ended December 31, 2001 was $18,622,000, or 68.8% of net revenues, compared to $17,789,000, or 71.1% of net revenues, for the three months ended December 31, 2000.  Accordingly, consolidated gross profit margins increased to 31.2% for the three months ended December 31, 2001 from 28.9% for the three months ended December 31, 2000.

In general, the Company’s cost of sales, as a percentage of net revenues, can vary period to period depending upon the sales mix of higher-margin exclusive programming and lower-margin nonexclusive programming.  The sales mix of exclusive and nonexclusive programming and the cost of sales within each category will vary with the availability of and the demand for new and catalogue exclusive and nonexclusive programming.  The Company’s cost of sales for exclusive programming will vary depending upon specific royalty rates or distribution fees paid to program suppliers and will vary for nonexclusive programming depending upon the cost of the programming from the program suppliers.

Gross margins for the Domestic Wholesale Distribution segment, as a percentage of segment net revenues, increased by 2.3% to 35.3% for the three months ended December 31, 2001 from 33.0% for the three months ended December 31, 2000.  The 2.3% increase was primarily due a comparative higher-gross margin mix of programming sold during the December 2001 quarter as compared to the December 2000 quarter and manufacturing cost savings realized under the Ritek Agreement.  See “Liquidity and Capital Resources — Disc Manufacturing Agreement and Revolving Loan Commitment.”  Manufacturing under the Ritek Agreement began August 1, 2001.

Gross margins for the Retail Distribution segment, as a percentage of segment net revenues, improved by 6.8% to 17.0% for the three months ended December 31, 2001 from 10.2% for the three months ended December 31, 2000.  The 6.8% increase was primarily due to the increase in selling prices to customers as well as an increase in shipping fees charged to customers as part of management’s plan to improve fiscal 2002 operating results.  See “Liquidity and Capital Resources — Management’s Plan to Improve Fiscal 2002 DVDPlanet Operating Results.”

Gross margins for the International Wholesale Distribution segment, as a percentage of segment net revenues, decreased by 1.5% to 32.2% for the three months ended December 31, 2001 from 33.7% for the three months ended December 31, 2000.  The decrease in the gross margins was primarily due to a comparative lower-gross margin mix of programming sold during the December 2001 quarter as compared to the December 2000 quarter, offset, in part, by lower international disc manufacturing costs realized under the Ritek Agreement.

The following tables present consolidated selling expenses by reportable business segment and as a percentage of related segment net revenues for the three months ended December 31, 2001 and 2000:

	Three Months Ended
	December 31,
	2001	2000	% Change
	(in thousands)
Selling expenses:
Domestic Wholesale Distribution	$1,446	$1,077	34.3%
Retail Distribution	640	672	(4.8)
International Wholesale Distribution	438	512	(14.5)
Consolidated	$2,524	$2,261	11.6%

As a percentage of segment net revenues:
Domestic Wholesale Distribution	7.8%	5.7%	2.1%
Retail Distribution	11.4	14.8	(3.4)
International Wholesale Distribution	15.4	30.0	(14.6)
Consolidated	9.3%	9.0%	0.3%

Consolidated selling expenses for the three months ended December 31, 2001 increased 11.6% to $2,524,000 from $2,261,000 for the three months ended December 31, 2000.  As a percentage of consolidated net revenues, consolidated selling expenses for the three months ended December 31, 2001 increased by 0.3% to 9.3% from 9.0% for the three months ended December 31, 2000.  Factors that led to the increase in consolidated selling expenses as a percentage of consolidated net revenues for the three months ended December 31, 2001 as compared to the three months ended December 31, 2000 are detailed below.

Selling expenses for the Domestic Wholesale Distribution segment were up 34.3% to $1,446,000 for the three months ended December 31, 2001 from $1,077,000 for the three months ended December 31, 2000.  As a percentage of segment net revenues, selling expenses for the three months ended December 31, 2001 were 7.8%, up from 5.7% for the three months ended December 31, 2000.  During the December 2001 quarter, Image incurred comparatively higher advertising and promotional expenditures for specific title and line of programming promotions in an effort to drive exclusive sales as compared to the December 2000 quarter.

Selling expenses for the Retail Distribution segment decreased 4.8% to $640,000 for the three months ended December 31, 2001 from $672,000 for the three months ended December 31, 2000.  As a percentage of segment net revenues, selling expenses were down by 3.4% to 11.4% for the three months ended December 31, 2001, from 14.8% for the three months ended December 31, 2000.  Selling expenses for this segment decreased as a percentage of segment net revenues for the December 2001 quarter based upon the staffing reduction, staffing redeployment and other operational changes instituted in the fourth quarter of the fiscal year ended March 31, 2001.  Expenditures associated with a Southern California-based radio advertising campaign to drive customers to DVDPlanet’s Westminster, California retail store partially offset the expense savings realized from operational changes.  See “Liquidity and Capital Resources — Management’s Plan to Improve Fiscal 2002 DVDPlanet Operating Results.”

Selling expenses for the International Wholesale Distribution segment decreased 14.5% to $438,000 for the three months ended December 31, 2001 from $512,000 for the three months ended December 31, 2000.  As a percentage of segment revenues, selling expenses were down by 14.6% to 15.4% for the three months ended December 31, 2001, from 30.0% for the three months ended December 31, 2000.  This decline was a result of the Company’s international subdistributors reducing segment advertising and promotion expenses as a percentage of segment net revenues.

The following tables present consolidated general and administrative expenses by reportable business segment and as a percentage of related segment net revenues for the three months ended December 31, 2001 and 2000:

	Three Months Ended
	December 31,
	2001	2000	% Change
	(in thousands)
General and administrative expenses:
Domestic Wholesale Distribution	$2,339	$1,891	23.7%
Retail Distribution	542	383	41.5
International Wholesale Distribution	213	129	65.1
Consolidated	$3,094	$2,403	28.8%

As a percentage of segment net revenues:
Domestic Wholesale Distribution	12.6%	10.1%	2.5%
Retail Distribution	9.6	8.4	1.2
International Wholesale Distribution	7.5	7.6	(0.1)
Consolidated	11.4%	9.6%	1.8%

Consolidated general and administrative expenses for the three months ended December 31, 2001 increased 28.8% to $3,094,000 from $2,403,000 for the three months ended December 31, 2000.  As a percentage of consolidated net revenues, consolidated general and administrative expenses for the three months ended December 31, 2001 were 11.4%, up from 9.6% for the three months ended December 31, 2000.  Factors that led to the increase in consolidated general and administrative expenses for the three months ended December 31, 2001 as compared to the three months ended December 31, 2000 are detailed below.

General and administrative expenses for the Domestic Wholesale Distribution segment for the three months ended December 31, 2001 were up 23.7% to $2,339,000 from $1,891,000 for the three months ended December 31, 2000.  As a percentage of segment net revenues, general and administrative expenses for the three months ended December 31, 2001 were 12.6%, up from 10.1% for the three months ended December 31, 2000.  The increase in general and administrative expenses for the December 2001 quarter results, in part, from an increased provision for uncollectible accounts receivable (higher by $168,000 to provide for the remainder of the Company’s receivable from Valley Media, Inc., which filed for Chapter 11 bankruptcy protection in November 2001), higher depreciation and amortization expense (higher by $146,000) relating to increased capital expenditures in prior periods, and higher legal and other professional fees (higher by $142,000) during the December 2001 quarter than for the December 2000 quarter.

General and administrative expenses for the Retail Distribution segment increased 41.5% to $542,000 for the three months ended December 31, 2001 from $383,000 for the three months ended December 31, 2000.  As a percentage of segment net revenues, general and administrative expenses for the three months ended December 31, 2001 were 9.6%, up from 8.4% for the three months ended December 31, 2000.  The increase in general and administrative expenses was due to generally higher operating expenses across the board.

General and administrative expenses for the International Wholesale Distribution segment increased to $213,000 for the three months ended December 31, 2001 from $129,000 for the three months ended December 31, 2000.  As a percentage of segment net revenues, general and administrative expenses were 7.5% for the three months ended December 31, 2001, down from 7.6% for the three months ended December 31, 2000.  The increase in absolute dollar general and administrative expenses was primarily due to increased personnel costs (higher by $54,000) and higher foreign currency exchange loss (higher by $44,000).

Amortization of production costs for the three months ended December 31, 2001 decreased 9.4% to $1,285,000, or 4.8% of consolidated net revenues, from $1,419,000, or 5.7% of consolidated net revenues, for the three months ended December 31, 2000.  Amortization of production costs for the three months ended December 31, 2001 and 2000 included $190,000 and $346,000, respectively, attributable to the International Wholesale Distribution segment.  The Company began to see reduced production cost amortization expense during the December 2001 quarter, as a result of efficiencies experienced in the Company’s production of international DVD releases as well as expected production cost savings realized under the Ritek Agreement.  See “Liquidity and Capital Resources — Disc Manufacturing Agreement and Revolving Loan Commitment.”  Production services under the Ritek Agreement began August 1, 2001.

Interest expense, net of interest income, for the three months ended December 31, 2001 increased 5.4% to $470,000, or 1.7% of consolidated net revenues, from $446,000, or 1.8% of consolidated net revenues, for the three months ended December 31, 2000.  The increase is attributable to higher weighted average outstanding debt levels offset, in part, by lower weighted average interest rate levels during the three months ended December 31, 2001 as compared to the three months ended December 31, 2000.

The Company recorded income tax expense for the December 2001 quarter of $339,000, based on an estimated consolidated effective income tax rate of approximately 36%.  Income tax expense of $18,000 for the December 2000 quarter reflected an estimated consolidated effective income tax rate of approximately 3%.  The effective income tax rate for the December 2000 quarter was due to the utilization of net operating loss carryforwards to offset taxable income.  The effective income tax rate is subject to on-going review and evaluation by management.

Consolidated net earnings for the December 2001 quarter were $602,000, or $.04 per basic and diluted share, as compared to consolidated net earnings for the December 2000 quarter of $577,000, or $.04 per basic and diluted share.

The Nine Months Ended December 31, 2001 Compared to The Nine Months Ended December 31, 2000

The following tables present consolidated net revenues by format and net revenues by format as a percentage of total consolidated net revenues for the nine months ended December 31, 2001 and 2000.  The information in the table below does not represent segment data, but rather is presented for purposes of explaining certain trends within net revenues:

	Nine Months Ended
	December 31,
	2001	2000	% Change
	(in thousands)
Net revenues:
DVD:
Exclusive	$36,281	$44,229	(18.0)%
Nonexclusive	24,444	22,432	9.0
Total	60,725	66,661	(8.9)
VHS/CD	3,885	3,438	13.0
Broadcast/Sublicense	2,597	1,919	35.3
Other	1,392	2,557	(45.6)
	$68,599	$74,575	(8.0)%

As a percentage of consolidated net revenues:
DVD:
Exclusive	52.9%	59.3%	(6.4)%
Nonexclusive	35.6	30.1	5.5
Total	88.5	89.4	(0.9)
VHS/CD	5.7	4.6	1.1
Broadcast/Sublicense	3.8	2.6	1.2
Other	2.0	3.4	(1.4)
	100.0%	100.0%	—%

The following table presents consolidated net revenues by reportable business segment for the nine months ended December 31, 2001 and 2000:

	Nine Months Ended
	December 31,
	2001	2000	% Change
	(in thousands)
Net revenues:
Domestic Wholesale Distribution	$48,062	$58,154	(17.4)%
Retail Distribution	13,328	11,969	11.4
International Wholesale Distribution	7,209	4,452	61.9
Consolidated	$68,599	$74,575	(8.0)%

Consolidated net revenues for all segments for the nine months ended December 31, 2001 decreased 8.0% to $68,599,000 from $74,575,000 for the nine months ended December 31, 2000.  Factors that contributed to the decrease in consolidated net revenues for the nine months ended December 31, 2001 as compared to the nine months ended December 31, 2000 are detailed below.

Net revenues for the Company’s Domestic Wholesale Distribution segment for the nine months ended December 31, 2001 decreased 17.4% to $48,062,000 from net revenues of $58,154,000 for the nine months ended December 31, 2000.  Net revenues for the Domestic Wholesale Distribution segment for the nine months ended December 31, 2001 and 2000 are reflected after elimination of $9,720,000 and $9,357,000, respectively, in inter-segment sales from the Domestic Wholesale Distribution segment to the Retail Distribution segment.  Management believes this segment’s revenue performance was negatively impacted by economic weakness in the retail sector over the nine-month period, as well as the loss of exclusive revenues from the Orion and Universal license agreements which expired at the end of the last fiscal year.  Revenue generated from these two agreements totaled $10,097,000 for the December 2000 period.  Approximately $6,247,000 of this $10,097,000 resulted from a sales re-promotion program of previously released exclusive Universal DVD titles.  Management believes that future revenue growth will be primarily dependent upon Image’s ability to continue to license new exclusive programming as well as renew existing license agreements upon their expiration.  Management further believes that revenue generated from new and existing licensing should continue to replace these lost revenue sources for the remainder of fiscal 2002, but there can be no assurance that this will occur.  See “Liquidity and Capital Resources — The Company’s Liquidity Position at December 31, 2001 and Management’s Assessment of the Company’s Liquidity Position for the Next 12 Months.”

Net revenues for DVDPlanet, the Company’s Retail Distribution segment, for the nine months ended December 31, 2001 increased 11.4% to $13,328,000 from net revenues of $11,969,000 for the nine months ended December 31, 2000.  Net revenues of DVD programming sold via Internet/mail order increased 22.8% to $9,246,000 for the December 2001 period from $7,530,000 for the December 2000 period.  While management believes DVDPlanet benefitted from consolidation in the DVD Internet retailing sector as well as the growing popularity of the DVD format, revenue growth was less than management expected for the nine-month period ended December 31, 2001.  Management believes a weak economic retail environment, especially in the first half of the fiscal year, had also affected DVDPlanet’s revenues.  DVDPlanet has increased its selling prices to customers as well as shipping fees charged customers as part of management’s plan to improve fiscal 2002 operating results.  See “Liquidity and Capital Resources — Management’s Plan to Improve Fiscal 2002 DVDPlanet Operating Results.”

Net revenues for the Company’s International Wholesale Distribution segment for the nine months ended December 31, 2001 were up 61.9% to $7,209,000 from net revenues of $4,452,000 for the nine months ended December 31, 2000.  For the nine months ended December 31, 2001 and 2000, revenues of approximately $6,257,000 and $3,367,000, respectively, were derived from international wholesale distribution of Image’s licensed DVD and VHS programming, either through international subdistribution or international sublicensees.  For the nine months ended December 31, 2001 and 2000, revenues of approximately $952,000 and $1,085,000, respectively, were derived from international and domestic broadcast exploitation of the Image’s licensed programming.  Management expects that projected international growth of DVD player-households as well as a growing catalog of Image exclusive international DVD titles should continue to increase the Company’s international DVD revenues.

The following tables present consolidated cost of sales by reportable business segment and as a percentage of related segment net revenues for the nine months ended December 31, 2001 and 2000:

	Nine Months Ended
	December 31,
	2001	2000
	(in thousands)
Cost of sales:
Domestic Wholesale Distribution	$32,303	$38,892
Retail Distribution	10,973	10,667
International Wholesale Distribution	5,107	2,957
Consolidated	$48,383	$52,516

As a percentage of segment net revenues:			% Change
Domestic Wholesale Distribution	67.2%	66.9%	0.3%
Retail Distribution	82.3	89.1	(6.8)
International Wholesale Distribution	70.8	66.4	4.4
Consolidated	70.5%	70.4%	0.1%

Consolidated cost of sales for the nine months ended December 31, 2001 was $48,383,000, or 70.5% of net revenues, compared to $52,516,000, or 70.4% of net revenues, for the nine months ended December 31, 2000.  Accordingly, consolidated gross profit margins were 29.5% and 29.6% for the December 2001 and 2000 periods, respectively.

Gross margins for the Domestic Wholesale Distribution segment, as a percentage of segment net revenues, declined by 0.3% to 32.8% for the nine months ended December 31, 2001 from 33.1% for the nine months ended December 31, 2000.  The 0.3% decrease was primarily due to the decrease in higher-margin exclusive revenues as a percentage of total segment revenues for the December 2001 period as compared to the December 2000 period.  Beginning in the quarter ended December 31, 2001, management began to see segment gross margins improving as a result of expected manufacturing cost savings realized under the Ritek Agreement. See “Liquidity and Capital Resources — Disc Manufacturing Agreement and Revolving Loan Commitment.”  Manufacturing under the Ritek Agreement began August 1, 2001.

Gross margins for the Retail Distribution segment, as a percentage of segment net revenues, improved by 6.8% to 17.7% for the nine months ended December 31, 2001 from 10.9% for the nine months ended December 31, 2000.  The 6.8% increase was primarily due to the increase in selling prices to customers as well as an increase in shipping fees charged to customers as part of management’s plan to improve fiscal 2002 operating results.  See “Liquidity and Capital Resources — Management’s Plan to Improve Fiscal 2002 DVDPlanet Operating Results.”

Gross margins for the International Wholesale Distribution segment, as a percentage of segment net revenues, declined by 4.4% to 29.2% for the nine months ended December 31, 2001 from 33.6% for the nine months ended December 31, 2000.  The decline in the gross margins was primarily due to a comparative lower gross profit margin mix of programming sold during the nine months ended December 31, 2001 as compared to the December 2000 period.  Beginning in the quarter ended December 31, 2001, management began to see segment gross margins on distributed DVD programming benefit from lower international disc manufacturing costs realized under the Ritek Agreement.

The following tables present consolidated selling expenses by reportable business segment and as a percentage of related segment net revenues for the nine months ended December 31, 2001 and 2000:

	Nine Months Ended
	December 31,
	2001	2000	% Change
	(in thousands)
Selling expenses:
Domestic Wholesale Distribution	$3,954	$3,365	17.5%
Retail Distribution	1,549	2,006	22.8
International Wholesale Distribution	1,306	1,124	16.2
Consolidated	$6,809	$6,495	4.8%

As a percentage of segment net revenues:
Domestic Wholesale Distribution	8.2%	5.8%	2.4%
Retail Distribution	11.6	16.8	(5.2)
International Wholesale Distribution	18.1	25.2	(7.1)
Consolidated	9.9%	8.7%	1.2%

Consolidated selling expenses for the nine months ended December 31, 2001 increased 4.8% to $6,809,000 from $6,495,000 for the nine months ended December 31, 2000.  As a percentage of consolidated net revenues, consolidated selling expenses for the December 2001 period increased to 9.9% from 8.7% for the December 2000 period.  Factors that led to the increase in consolidated selling expenses for the nine months ended December 31, 2001 as compared to the nine months ended December 31, 2000 are detailed below.

Selling expenses for the Domestic Wholesale Distribution segment were up 17.5% to $3,954,000 for the nine months ended December 31, 2001 from $3,365,000 for the nine months ended December 31, 2000.  As a percentage of segment net revenues, selling expenses for the December 2001 period were 8.2%, up from 5.8% for the December 2000 period due, in part, to spreading of fixed costs over lower comparative nine-month revenues.  During the December 2001 period, Image incurred comparatively higher advertising and product promotional expenditures (higher by $584,000) and increased personnel costs (higher by $136,000), offset, in part, by reduced convention expenditures (lower by $103,000).  In an effort to drive exclusive sales, Image  incurred comparatively higher expenditures during the December 2001 period for specific title and line of programming promotions as compared to the December 2000 period.

Selling expenses for the Retail Distribution segment decreased 22.8% to $1,549,000 for the nine months ended December 31, 2001 from $2,006,000 for the nine months ended December 31, 2000.  As a percentage of segment net revenues, selling expenses were down by 5.2% to 11.6% for the December 2001 period, from 16.8% for the December 2000 period.  Selling expenses for this segment decreased as a percentage of segment net revenues for the December 2001 period based upon the staffing reduction, staffing redeployment and operational changes initiated in the fourth quarter of the fiscal year ended March 31, 2001.  See “Liquidity and Capital Resources — Management’s Plan to Improve Fiscal 2002 DVDPlanet Operating Results.”

Selling expenses for the International Wholesale Distribution segment increased 16.2% to $1,306,000 for the nine months ended December 31, 2001 from $1,124,000 for the nine months ended December 31, 2000.  However, as a percentage of segment revenues, segment selling expenses were down by 7.1% to 18.1% for the December 2001 period from 25.2% for the December 2000 period due, in part, to spreading of fixed segment costs over higher comparative nine-month segment revenues.  On an absolute dollar basis, the December 2001 period had comparatively higher expenditures for personnel costs.

The following tables present consolidated general and administrative expenses by reportable business segment and as a percentage of related segment net revenues for the nine months ended December 31, 2001 and 2000:

	Nine Months Ended
	December 31,
	2001	2000	% Change
	(in thousands)
General and administrative expenses:
Domestic Wholesale Distribution	$6,727	$5,607	20.0%
Retail Distribution	1,566	1,114	40.6
International Wholesale Distribution	604	263	129.7
Consolidated	$8,897	$6,984	27.4%

As a percentage of segment net revenues:
Domestic Wholesale Distribution	14.0%	9.6%	4.4%
Retail Distribution	11.7	9.3	2.4
International Wholesale Distribution	8.4	5.9	2.5
Consolidated	13.0%	9.4%	3.6%

Consolidated general and administrative expenses for the nine months ended December 31, 2001 increased 27.4% to $8,897,000 from $6,984,000 for the nine months ended December 31, 2000.  As a percentage of consolidated net revenues, consolidated general and administrative expenses for the December 2001 period were 13.0%, up from 9.4% for the December 2000 period.  Factors that led to the increase in consolidated general and administrative expenses for the December 2001 period as compared to the December 2000 period are detailed below.

General and administrative expenses for the Domestic Wholesale Distribution segment for the nine months ended December 31, 2001 were up 20.0% to $6,727,000 from $5,607,000 for the nine months ended December 31, 2000.  As a percentage of segment net revenues, general and administrative expenses for the December 2001 period were 14.0%, up from 9.6% for the December 2000 period, with part of the increase due to the spreading of fixed costs over lower revenues.  The increase in absolute dollar general and administrative expenses for the December 2001 period results, in part, from higher depreciation and amortization expense (higher by $442,000) relating to increased capital expenditures in prior periods, a litigation settlement fee expense accrual (including associated legal fees) totaling $310,000, higher other legal and professional fees (higher by $275,000), and higher personnel costs (higher by $112,000).  These increases were partially offset by a lower provision for uncollectible accounts receivable (lower by $107,000) for the December 2001 period than that for the December 2000 period.

General and administrative expenses for the Retail Distribution segment increased 40.6% to $1,566,000 for the nine months ended December 31, 2001 from $1,114,000 for the nine months ended December 31, 2000.  As a percentage of segment net revenues, general and administrative expenses for the December 2001 period were 11.7%, up from 9.3% for the December 2000 period.  The increase in general and administrative expenses was primarily due to higher costs related to management information systems (personnel and third-party computer programmer services - higher by $181,000), higher depreciation and amortization expenses relating to increased capital expenditures (higher by $112,000), and higher rent (higher by $71,000) for the December 2001 period.

General and administrative expenses for the International Wholesale Distribution segment increased to $604,000 for the nine months ended December 31, 2001 from $263,000 for the nine months ended December 31, 2000.  As a percentage of segment net revenues, general and administrative expenses were 8.4% for the December 2001 period, up from 5.9% for the December 2000 period.  The increase in absolute dollar general and administrative expenses for the December 2001 period was primarily due to increased personnel costs (higher by $195,000) and higher foreign currency exchange loss (higher by $116,000).

Amortization of production costs for the nine months ended December 31, 2001 increased 6.9% to $3,871,000, or 5.6% of consolidated net revenues, from $3,621,000, or 4.9% of consolidated net revenues, for the nine months ended December 31, 2000.  This increase resulted primarily from an increase in exclusive international titles released and amortized during the nine months ended December 31, 2001 compared to the nine months ended December 31, 2000.  Amortization of production costs for the December 2001 period included $653,000 attributable to the International Wholesale Distribution segment as compared to $481,000 for the December 2000 period.  The Company is beginning to see amortization of production costs decrease, as a percentage of net revenues, beginning in the quarter ended December 31, 2001, as a result of expected production cost savings realized under the Ritek Agreement.  See “Liquidity and Capital Resources — Disc Manufacturing Agreement and Revolving Loan Commitment.”  Production services under the Ritek Agreement began August 1, 2001.

Interest expense, net of interest income, for the nine months ended December 31, 2001 increased 7.7% to $1,395,000, or 2.0% of consolidated net revenues, from $1,295,000, or 1.7% of consolidated net revenues, for the nine months ended December 31, 2000.  The increase is attributable to higher weighted average outstanding debt levels offset, in part, by lower weighted average interest rate levels during the December 2001 period as compared to the December 2000 period.

Other expense for the nine months ended December 31, 2001 was $30,000 consisting of the minority interest in the net earnings of Aviva.  Other income for the nine months ended December 31, 2000 was $475,000 consisting of a gain on sale of land of $499,000, net of minority interest in the net earnings of Aviva of $24,000.

The Company recorded an income tax benefit for the nine months ended December 31, 2001 of $420,000, based on an estimated consolidated effective income tax rate of approximately 36%.  Income tax expense of $113,000 for the December 2000 period reflected an estimated consolidated effective income tax rate of approximately 3%.  The effective income tax rate for the December 2000 period was due to the utilization of net operating loss carryforwards to offset taxable income.  The effective income tax rate is subject to on-going review and evaluation by management.

Consolidated net loss for the nine months ended December 31, 2001 period was $747,000, or $.05 per basic and diluted share, as compared to consolidated net earnings for the nine months ended December 31, 2000 of $3,645,000, or $.22 per basic and diluted share.

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets.  SFAS No. 141 requires that the purchase method be used for all business combinations initiated after June 30, 2001.  SFAS No. 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment.  The amortization of goodwill ceases upon adoption of SFAS No. 142.  SFAS No. 142 must be adopted in fiscal years beginning after December 15, 2001, as of the beginning of the year.  The Company is currently evaluating the effects that the adoption of SFAS No. 141 and SFAS No. 142 will have on its financial position and results from operations.  The Company does have goodwill recorded and anticipates adopting SFAS No. 142 on April 1, 2002.

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supercedes both SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30 (“APB No. 30”), Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion).  SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS No. 121.  For example, SFAS No. 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale.  SFAS No. 144 retains the basic provisions of APB No. 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business).  Unlike SFAS No. 121, an impairment assessment under SFAS No. 144 will never result in a write-down of goodwill.  Rather, goodwill is evaluated for impairment under SFAS No. 142, Goodwill and Other Intangible Assets.  The Company is required to adopt SFAS No. 144 no later than the fiscal year beginning after December 15, 2001, and plans to adopt its provision for the quarter ending June 30, 2002.  Management does not expect the adoption of SFAS No. 144 for long-lived assets held for use to have a material impact on the Company’s financial statements because the impairment assessment under SFAS No. 144 is largely unchanged from SFAS No. 121.  The provisions of the Statement for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities.  Therefore, management cannot determine the potential effects that adoption of SFAS No. 144 will have on the Company’s financial statements.

Inflation

Management believes that inflation is not a material factor in the operation of the Company’s business at this time.

Liquidity and Capital Resources

The Company’s working capital requirements vary primarily with the level of its licensing, production and distribution activities.  The principal recurring uses of working capital in operations are for program licensing costs (i.e., royalty payments, including advances, to program suppliers), distribution fee advances, manufacturing and production costs, costs of acquiring finished product for wholesale distribution and selling, general and administrative expenses.  Working capital has historically been provided by cash flows from operations, private and public sales of common stock, notes representing short- and long-term debt and bank borrowings.

Sources and Uses of Working Capital, Nine Months Ended December 31, 2001 and 2000.

Net cash used in operating activities for the nine months ended December 31, 2001 was $5,082,000 compared to net cash provided by operating activities of $4,528,000 for the comparable December 2000 period.  The major factors contributing to the reduction of net cash provided by operating activities for the nine months ended December 31, 2001 as compared to the prior year are as follows: the Company incurred a net loss of $747,000 for the nine months ended December 31, 2001 compared to net earnings of $3,645,000 for the December 2000 period; the Company did not pay down as much of its accounts payable, accrued royalties and liabilities for the nine months ended December 31, 2001 as compared to the December 2000 period, and paid higher royalty and distribution fee advances during the December 2001 period as compared to the December 2000 period.

Investing activities consisted primarily of capital expenditures during the December 2001 and 2000 periods.  Capital expenditures aggregated $1,567,000 and $2,557,000 during the December 2001 and 2000 nine-month periods, respectively.  The December 2000 period determination of net cash used is net of proceeds of $1,399,000 received from the sale of vacant land adjacent to the Company’s distribution facility.

Net cash provided by financing activities for the nine months ended December 31, 2001 was $6,915,000 compared to net cash used in financing activities for the nine months ended December 31, 2000 of $4,037,000.  The increase was primarily due to increased borrowing activity to finance operational cash flow requirements.  To a lesser extent, the increase in net cash provided by financing activities during the December 2001 period was due to significantly higher common stock repurchases during the December 2000 period than the December 2001 period.

The Company’s Liquidity Position at December 31, 2001 and Management’s Assessment of the Company’s Liquidity Position for the Next 12 Months.

At March 31, 2001, the Company had cash and cash equivalents of $606,000, borrowings outstanding of $2,603,000 and borrowing availability of $12,512,000 under its $15 million revolving credit and $500,000 capital expenditures term loan facilities with Foothill.  At December 31, 2001, the Company had cash and cash equivalents of $872,000, borrowings outstanding of $9,525,000 and borrowing availability of $3,933,000 under its $15 million revolving credit and $1 million capital expenditures term loan facilities, as amended, with Foothill.  During the nine months ended December 31, 2001, the Company’s outstanding borrowings increased with Foothill because operational cash flow was insufficient to fund the Company’s working capital needs.  During this period, the Company’s working capital needs increased significantly, primarily by reason of the Company’s aggressive acquisition of exclusive rights to entertainment programming for worldwide distribution.  In addition, the Company’s borrowing availability with Foothill decreased due to increased borrowing.  Management believes the slowing economy and its effect on our wholesale customers’ buying habits, as well as retail customers’ discretionary spending habits, negatively impacted revenue performance over the nine months ended December 31, 2001.  The loss of revenues from the Orion and Universal expired license agreements further reduced revenues over the nine-month 2001 period compared to the prior-year period.

In March 2001, the Company received a $6,500,000 unsecured, non-interest bearing loan from Ritek to assist the Company in funding the acquisition of entertainment programming for exclusive worldwide distribution, whether through a license or exclusive distribution agreement.  Upon funding, the Company paid down the then-outstanding borrowings from Foothill.  Pursuant to the terms of the loan agreement with Ritek, repayment of this loan began in October 2001.  See “Disc Manufacturing Agreement and Revolving Loan Commitment.”

At December 31, 2001, the Company had one outstanding standby letter of credit in the amount of $150,000 issued by Foothill which expires November 18, 2002.  This letter of credit secures trade payables due to a program supplier.

At December 31, 2001, the Company had future license obligations for royalty advances, minimum guarantees and other fees of $3,811,000 due during the remainder of fiscal 2002, $5,180,000 due in fiscal 2003, $100,000 due in fiscal 2004 and $100,000 due in fiscal 2005.  These advances and guarantees are recoupable against royalties and distribution fees earned (in connection with Company revenues) by the licensors and program suppliers, respectively.  Depending upon the competition for license and exclusive distribution rights, the Company may have to pay increased advances, guarantees and/or royalty rates in order to acquire or retain such rights in the future.

Over the past 15 months, the Company has been on an aggressive licensing campaign to provide a foundation for future exclusive worldwide revenue growth, as well as to replace the exclusive revenues lost by reason of the expiration of the Orion and Universal agreements in March 2001.  The Company believes it has developed a specialty niche in exclusive distribution of music related entertainment programming.  Because of this aggressive licensing campaign, the Company believes it is the DVD marketplace’s leading source of music related programming, with an estimated 26% share of the market (as reported in the June 10 - 16, 2001 edition of Video Store Magazine, a video industry trade magazine).  These license agreements normally require substantial up-front royalty advances prior to the release of the programming.

Management disclosed in its Form 10-Q for the quarterly period ended June 30, 2001, that based upon then-operating results, borrowing availability and the state of the economy, it believed it may have over-committed its then-available working capital to fund then-existing exclusive license agreements.  Management disclosed its concern that the Company’s then-sources of working capital might be insufficient to fund working capital requirements for the next 12 months unless certain discretionary licensing and capital investment programs were rescheduled, restructured or curtailed and/or additional sources of working capital were secured either through the sale of equity or debt securities, the incurrence of new debt financing or the restructuring of existing obligations.

During the six months ended December 31, 2001, management has taken the following courses of action to manage its expected cash outflows against cash inflows and accordingly, fund working capital requirements for the next 12 months:

Suspended Stock Repurchase Plan.  In June 2001, management suspended the repurchase of its common stock under its existing stock repurchase plan until such time as the Company’s projected short-term and long-term operating cash flow improves and then-current market conditions and other factors may allow.

Amended Revolving Credit and Term Loan Facilities.  Effective September 30, 2001, management amended the Company’s revolving credit and term loan facilities with Foothill to extend the term of the facilities and increase its then-borrowing availability.  See “Amendment of Revolving Credit and Term Loan Facilities.”

New Lease Agreement with General Electric Capital Corporation.  In July 2001, the Company entered into a capital lease agreement with General Electric Capital Corporation (“GE Capital”) for the lease of DVD production equipment totaling $915,000.  The Company had previously paid cash for these assets.  Proceeds received from GE Capital were used to pay down a portion of the outstanding borrowings from Foothill.  Obligations under the lease agreement are being repaid over 48 months through September 2005.

Rescheduled Commitments Under Existing License Agreements.  Management has been successful in working with certain licensors to reschedule payment of certain royalty advance commitments to later in fiscal 2002 and into fiscal 2003 in an attempt to better match such advances paid with the release of the related licensed content.

Negotiate Extended Repayment Terms Under Ritek Obligation.  Management is currently working with Ritek to reschedule or extend the revolving loan commitment repayment terms under its revolving loan commitment.  See “Disc Manufacturing Agreement and Revolving Loan Commitment.”

Financial Consultant.  In October 2001, the Company entered into a nonexclusive financial consulting agreement with Lighthouse Capital Management to assist the Company in obtaining debt and/or equity financing.

New Exclusive License Agreements.  When possible and when in the best interests of the Company, management has continued to attempt to acquire future rights pursuant to license agreements which provide for reduced or no up-front payments of advance royalties, as well as a larger percentage of advances and/or guarantees tied to the release of the licensed content.

Expedited Release of Licensed Programming.  Management is endeavoring to move up the release dates of higher profile licensed programming for both domestic and international releases in an effort to speed up the cycle of recoupment of previously funded royalty advances.

Addition of Dedicated Broadcast Executive.  In September 2001, Aviva added a dedicated broadcast sales executive to accelerate the exploitation of the Company’s worldwide broadcast rights for its exclusive programming.

Management believes that through continued successful implementation of the above courses of action and continued improved revenue performance following the Company’s comparatively stronger holiday selling season, its projected cash flows from operations, borrowing availability under its revolving lines of credit, cash on hand and trade credit will provide the necessary capital to meet the Company’s projected cash requirements for at least the next 12 months.  However, any projections of future cash needs and cash flows are subject to substantial uncertainty.  If future cash flows to be generated from operations, future borrowing availability under its revolving lines of credit and its disc manufacturer revolving credit commitment and future cash on hand are insufficient to satisfy the Company’s continuing licensing and acquisition of exclusive DVD programming (which require significant advance royalty or distribution fee payments), the Company will need to seek additional debt and/or equity financing.  Failure to obtain this additional financing could significantly restrict the Company’s growth plans.  There can be no assurance that additional financing would be available in amounts or on terms acceptable to the Company, if at all.

Amendment of Revolving Credit and Term Loan Facilities.

Effective September 30, 2001, the Company and Foothill amended its Loan and Security Agreement dated December 28, 1998 (the “Foothill Agreement”).  The significant terms amended are as follows:  (1) the term of the Foothill Agreement was extended three years to December 29, 2004 (the Foothill Agreement still contains an automatic renewal provision for successive one-year periods thereafter unless terminated by either the Company or Foothill); (2) certain borrowing base availability limitations were redefined providing the Company with additional borrowing availability under the revolving credit facility; (3) the minimum interest rate for the facilities was lowered from 7% to 5.75%; (4) the maximum borrowing limit under the capital expenditure term loan facility component of the Foothill Agreement was raised from $500,000 to $1,000,000; (5) the tangible net worth financial covenant was redefined, increasing minimum required net worth levels for the Company to maintain quarterly; and (6) a  covenant requiring the Company to maintain certain minimum levels of quarterly EBITDA (earnings before interest, taxes, depreciation and amortization) was added.

Disc Manufacturing Agreement and Revolving Loan Commitment.

In March 2001, Image entered into an Optical Disc Replication and Loan Agreement (the “Ritek Agreement”) with MRT Technology LLC, doing business as Ritek Global Media (“Ritek”).  The five-year term of the Ritek Agreement commenced August 1, 2001.  Under the Ritek Agreement, Ritek has become the exclusive provider of manufacturing services associated with the Image’s DVD, DVD-audio and compact disc programming as well as Image’s programming on all future home entertainment storage mediums then-serviced by Ritek.

The Ritek Agreement is expected to reduce Image’s optical disc manufacturing costs and related production service costs on a per-disc basis for Image’s exclusive domestic and international releases from pre-Ritek Agreement cost levels.  The Company is beginning to see the benefits of these reduced costs in the form of increased gross profit margins and lower production cost expenditures.

In addition to the lower pricing, under the terms of the Ritek Agreement, Ritek has provided Image with a commitment to provide title development funding in the form of a series of advances under an unsecured, non-interest bearing loan.  The purpose of Ritek’s loan commitment to Image is to assist Image in funding the acquisition of entertainment programming for exclusive United States and/or worldwide distribution, whether through a license or exclusive distribution agreement.  Outstanding balances under the loan are subordinate to all of Image’s obligations to BankAmerica Leasing and Capital Corporation, Bank of America, N.A., Foothill and Image Investors Co. and all replacements and refinancings of such debt.  Ritek’s subordination agreement with Foothill provides Foothill the ability to limit the Company’s timely repayment of the loan under the Ritek Agreement, should the Company’s borrowing availability under the Foothill Agreement fall below $3,000,000.

Repayment of the initial loan of $6,500,000 commenced in October 2001 on a per unit basis of $1.00 for each DVD and $.50 for each CD ordered by the Company from Ritek.  Additional advances will be made by Ritek to Image on September 1 of each year from 2002 through 2005 based on prior year orders ($1.00 per DVD and $0.50 per CD) with advances not exceeding $10,000,000 and the final advance in 2005 not exceeding $5,000,000.  The agreement contains an option for Ritek to renegotiate the terms if Image fails to meet certain minimum order levels.  Based upon the repayment terms contained in the Ritek Agreement, $1,153,000 in loan repayments were due through December 31, 2001.  Due to liquidity constraints, the Company has repaid $493,000 of this amount.  Management believes it has a strong  relationship with Ritek management and is currently working with Ritek to reschedule or extend the loan repayment terms under the Ritek Agreement.  At December 31, 2001, $6,007,000 was outstanding under the loan from Ritek.

As outstanding amounts are non-interest bearing, the Company imputed interest expense of approximately $137,000 and $370,000 for the three and nine months ended December 31, 2001, respectively, at Image’s incremental borrowing rate.

Management’s Plan to Improve Fiscal 2002 DVDPlanet Operating Results.

In July 1999, the Company began expanding the DVDPlanet employee base in anticipation of growth in DVD revenues through direct-to-consumer distribution via the Internet.  The majority of the new employees hired were based in Image’s Chatsworth, California corporate headquarters, and not at DVDPlanet’s retail store and shipping facility in Westminster, California.  From mid-calendar 1999 and throughout calendar 2000, competing Internet retailers offered DVD programming to consumers at deep discounts, often at or below their actual cost, in an effort to capture new customers.  Management believes that profitability for these Internet retailers was ultimately sacrificed to obtain rapid revenue growth during this period.  Although DVDPlanet did lower its pricing to consumers with an additional discount from the suggested retail price, it did not eliminate its entire gross profit margin to match its competitors’ pricing.  Management believes, in large part because of its competitors’ pricing policies, DVDPlanet’s revenue growth has been below management’s expectations.  During the Company’s third quarter ended December 31, 2000, the financial difficulties and related attrition experienced by certain Internet DVD retailers led to generally increased pricing to consumers by the remaining Internet DVD retailers.  Management believes this overall pricing increase by DVDPlanet’s competitors has positively impacted DVDPlanet Internet-based revenues since that time, because the disparity in pricing between DVDPlanet and its competitors narrowed.

With lower than expected revenue growth and a significant increase in operating expenses, DVDPlanet had sustained upwardly trending quarterly losses.  In response to the negative trend in the operating results of DVDPlanet, management developed an action plan (the “Action Plan”) to improve the operating results of DVDPlanet with the goal of achieving positive cash flows and profitability.  The Action Plan principally involved (i) initiatives which were implemented by March 2001 (including (a) fulfilling DVDPlanet’s Internet-based orders out of the Company’s Las Vegas, Nevada warehouse and distribution facility; (b) increased pricing and shipping charges to customers; (c) reduction in ineffective customer solicitations; and (d) reduction in selling and shipping department payroll expenses and redeployment of certain personnel to the Domestic Wholesale Distribution segment), and (ii) initiatives which were implemented during the quarter ended June 30, 2001 (including (a) realignment of customer service, retail sales and shipping functions and (b) changes in class of shipping).

Management believes that implementation of the aforementioned Action Plan has yielded positive operating results for the nine months ended December 31, 2001 as compared to the prior year.  EBITDA (earnings before interest, taxes, depreciation and amortization), a measure of cashflow, improved 74.3% to a negative EBITDA of $407,000 for the nine months ended December 31, 2001 from a negative EBITDA of $1,584,000 for the nine months ended December 31, 2000.

Management believes that these Action Plan initiatives, as well as a continuing review of cost savings opportunities, will continue to improve DVDPlanet’s cash flows and operating results for the remainder of fiscal year ending March 31, 2002 as compared to the results for the fiscal year ended March 31, 2001.  However, there can be no assurance that DVDPlanet’s operating results will continue to improve as a result of these initiatives or that the goal of achieving positive cash flows and  profitability will be reached.

Other Items.

In October 2001, the Company settled its litigation with Universal Studios Home Video, Inc.  The Company accrued $310,000 in related settlement fee expense and associated legal expenses as a component of general and administrative expenses in the accompanying consolidated statement of operations for the nine months ended December 31, 2001.

Under Image’s reinstated stock repurchase program announced in August 2000, Image repurchased approximately 696,000 common shares through December 31, 2001 for an aggregate purchase price of approximately $2,413,000 (at an average price of approximately $3.47 per share), including brokerage commissions.  At December 31,

2001, there were approximately 138,000 common shares remaining for repurchase under the January 1995 Board of Directors’ authorized program to repurchase up to 2.5 million common shares.  Under the program, Image may purchase shares from time to time in the open market and/or through privately negotiated transactions based upon current market conditions and other factors.  The Company’s stock repurchase program was suspended in June 2001.  See “The Company’s Liquidity Position at December 31, 2001 and Management’s Assessment of the Company’s Liquidity Position for the Next 12 Months” above.

Forward-looking Statements

Forward-looking statements, within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, are contained throughout this Form 10-Q.  Such statements are based on the belief of the Company’s management as well as assumptions made by and information currently available to the Company’s management.  When used in this report, the words “anticipate,” “believe,” “estimate,” “may,” “plan,” “expect” and similar expressions, variations of such terms or the negative of such terms as they relate to the Company or its management are intended to identify such forward-looking statements and should not be regarded as a representation by the Company, its management or any other person that the future events, plans or expectations contemplated by the Company will be achieved.  Such statements are based on management’s current expectations and are subject to certain risks, uncertainties and assumptions.  Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, the Company’s actual results, performance or achievements could differ materially from those expressed in, or implied by, any such forward-looking statements.  The Company has made forward-looking statements in this Form 10-Q concerning, among other things: (1) that the Company will be able to successfully implement the remaining courses of action described above  in “The Company’s Liquidity Position at December 31, 2001 and Management’s Assessment of the Company’s Liquidity Position for the Next 12 Months” with respect to its liquidity position, (2) that the Company’s revenue performance will continue to improve following the Company’s comparatively stronger holiday selling season, (3) that the Company’s international revenues should grow if DVD player-households grow internationally and the Company’s catalog of international DVD titles continues to grow, (4) that Image will continue to replace revenue lost from the expiration of license agreements with Orion and Universal during the remainder of fiscal 2002 with revenue from new and existing licensing agreements, (5) that cost savings under the Ritek Agreement which began August 1, 2001 should continue to result in a lower cost structure (lower manufacturing and production costs) and accordingly, both increase gross margins and decrease production cost amortization as a percentage of net revenues, and (6) that implementation of management’s Action Plan to improve fiscal 2002 DVDPlanet operating results, along with a continuing review of cost savings opportunities, should continue to improve DVDPlanet’s cash flows and operating results for the fiscal year ending March 31, 2002 as compared to fiscal 2001.  These statements are only predictions.  Actual events or results may differ materially as a result of risks facing the Company.  These risks include, but are not limited to: (1) that any projections of future cash needs and cash flows are subject to substantial uncertainty, (2) that there can be no assurance that the Company will be successfully able to sell equity or debt securities, incur new debt financing or reschedule existing obligations, if necessary, to provide additional liquidity, (3) the failure to continue to  successfully implement the courses of action described in “The Company’s Liquidity Position at December 31, 2001 and Management’s Assessment of the Company’s Liquidity Position for the Next 12 Months” could significantly restrict the Company’s future licensing of exclusive distribution rights and its growth plans, (4) customer and consumer tastes and preferences for the Company’s domestic and international entertainment programming, (5) the DVDPlanet Action Plan might ultimately reduce sales volume which, in turn, might reduce the benefit of certain economies of scale expected to be achieved upon implementation of the DVDPlanet Action Plan, and (6) certain new Internet DVD retailers may begin operations offering pricing substantially below DVDPlanet pricing.  Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements.  Unless otherwise required by law, the Company disclaims any obligation to update any such factors or to announce publicly the result of any revisions to any of the forward-looking statements contained in this and other Securities and Exchange Commission filings of the Company to reflect future events or developments.  In addition to the foregoing risk factors, the risks facing the Company include those contained in the Company’s Annual Report on Form 10-K for the year ended March 31, 2001.  The risk factors described in that report are applicable to all forward-looking statements wherever they appear in this report.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates and foreign currency exchange rates.  Changes in interest rates and, in the future, changes in foreign currency exchange rates have and will have an impact on the Company’s results of operations.

Interest Rate Fluctuations.  At December 31, 2001, approximately $13.2 million of the Company’s outstanding borrowings are subject to changes in interest rates; however, the Company does not use derivatives to manage this risk.  This exposure is linked to the prime rate and LIBOR.  The Company believes that moderate changes in the prime rate or LIBOR would not materially affect the operating results or financial condition of the Company.  For example, a 1% change in interest rates would result in an approximate $132,000 annual impact on pretax income (loss) based upon those outstanding borrowings at December 31, 2001.

Foreign Exchange Rate Fluctuations.  At December 31, 2001, approximately $2,400,000 of the Company’s accounts receivables related to international distribution and denominated in foreign currencies are subject to foreign exchange rate risk in the future.  The Company distributes certain of its licensed DVD and VHS programming (for which the Company has international distribution rights) internationally through international subdistributors.  Additionally, the Company exploits international broadcast rights to its licensed entertainment programming.  The Company believes that moderate changes in foreign exchange rates will not materially affect the operating results or financial condition of the Company.  For example, a 10% change in exchange rates would result in an approximate $240,000 impact on pretax income (loss) based upon those outstanding receivables at December 31, 2001.  To date, the Company has not entered into foreign currency exchange contracts.  Should the foreign currency markets significantly destabilize, the Company may investigate entering into foreign currency exchange contracts.

REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The condensed consolidated financial statements as of December 31, 2001 and for the three- and nine-month periods ended December 31, 2001 and 2000 in this Form 10-Q have been reviewed by KPMG LLP, independent certified public accountants, in accordance with established professional standards and procedures for such a review.

The report of KPMG LLP commenting upon their review follows.

INDEPENDENT AUDITORS’ REVIEW REPORT

The Board of Directors and Shareholders

Image Entertainment, Inc.:

We have reviewed the condensed consolidated balance sheet of Image Entertainment, Inc. and subsidiary as of December 31, 2001, and the related condensed consolidated statements of operations and cash flows for the three- and nine-month periods ended December 31, 2001 and 2000.  These condensed consolidated financial statements are the responsibility of the Company’s management.

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

Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Image Entertainment, Inc. and subsidiary as of March 31, 2001, and the related consolidated statements of operations, shareholders’ equity and cash flows for the year then ended; and in our report dated June 1, 2001, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of March 31, 2001, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                                                                                                                                                /s/ KPMG LLP

Los Angeles, California

January 29, 2002

PART II — OTHER INFORMATION

ITEM 1.                  Legal Proceedings.

Not Applicable.

ITEM 2.                  Changes in Securities and Use of Proceeds.

Not Applicable.

ITEM 3.                  Defaults upon Senior Securities.

Not Applicable.

ITEM 4.                  Submission of Matters to a Vote of Security Holders.

Not Applicable.

ITEM 5.                  Other Information.

Not Applicable.

ITEM 6.                  Exhibits and Reports on Form 8-K.

(a)           Exhibits

See Exhibit Index on page i

(b)           Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMAGE ENTERTAINMENT, INC.

Date:	February 13, 2002	By:	/s/ MARTIN W. GREENWALD
Martin W. Greenwald
Chairman of the Board, Chief Executive Officer,
President and Treasurer

Date:	February 13, 2002	By:	/s/ JEFF M. FRAMER
Jeff M. Framer
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

4.1 *	Warrant dated as of October 5, 2001 between the Company and Lighthouse Capital Management Corp.

15 *	Consent Letter of KPMG LLP, Independent Certified Public Accountants.

*  Exhibit(s) not previously filed with the Securities and Exchange Commission.

†  Management Contracts, Compensatory Plans or Arrangements.

i