Form 10-K
period 2002-03-31
IMAGE ENTERTAINMENT INC
filed 2002-06-27
CIK 216324

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended March 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Transition Period From                              To

Commission File Number 0-11071

IMAGE ENTERTAINMENT, INC.
(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation)	84-0685613 (I.R.S. Employer Identification Number)
9333 Oso Avenue, Chatsworth, California 91311 (Address of principal executive offices, including zip code)

(818) 407-9100
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, no par value

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        At June 3, 2002, 15,828,253 shares of Common Stock were outstanding, and the aggregate market value of the shares of Common Stock held by the registrant's nonaffiliates was approximately $18,339,687 (based upon the closing price of the Common Stock on the NASDAQ National Market System on such date), excluding shares of Common Stock held by the registrant's directors, executive officers and 5% or more shareholders. Their holdings have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

DOCUMENTS INCORPORATED BY REFERENCE

        Part III—Proxy Statement for Registrant's 2002 Annual Meeting of Shareholders to be filed within 120 days of fiscal year-end.

IMAGE ENTERTAINMENT, INC.
Form 10-K Annual Report
For The Fiscal Year Ended March 31, 2002

___________________________________________________________________________________________

PART I
___________________________________________________________________________________________

ITEM 1.  BUSINESS.

GENERAL

        Image Entertainment, Inc. ("Image") is an integrated home entertainment company, primarily engaged in the business of licensing and distributing entertainment programming. We license and exploit exclusive rights to a diverse array of general and specialty entertainment programming, such as music concerts and feature films, in DVD and other home entertainment formats. In addition to our current core business of domestic DVD distribution, we also license exclusive broadcast rights including video-on-demand, broadband streaming and digital download, pay-per-view, in-flight, radio, satellite, cable and broadcast television. Image not only licenses exclusive programming from third parties, we design and produce additional content and value-added features for our DVD programming such as interactive menus and packaging and marketing materials. We have also expanded our business and operations to produce our own original entertainment programming focusing on DVD live performance music. We are a leading provider of music-related DVD programming.

        Within this document, unless the context indicates otherwise, all references herein to "the Company," "we," "us," and "our" refer collectively to Image, its wholly-owned subsidiary DVDPlanet.com, Inc., a California corporation ("DVDPlanet"), and Image's 50%-owned joint venture, Aviva International, LLC, a California limited liability company ("Aviva"). Image was incorporated in Colorado as Key International Film Distributors, Inc. in April 1975, our present name was adopted in 1983, and we reincorporated in California in November 1989. Our principal executive offices are located at 9333 Oso Avenue, Chatsworth, California 91311, telephone (818) 407-9100. We maintain Web sites at www.image-entertainment.com and www.dvdplanet.com. The content of these sites does not constitute a part of this Annual Report.

        Our business strategy is to pursue, secure and exploit exclusive rights to as many different types of home entertainment programming as possible, for as many formats and distribution methods as possible, in as many territories as possible, for the longest term possible. The Company strives to grow a stream of licensing revenues by building a strong customer base and a library of evergreen titles that can be exploited in existing home entertainment formats such as DVD, VHS and CD and expanding distribution channels such as video-on-demand, Internet digital download and broadband streaming media.

        We have a current catalog of over 1,800 exclusive titles in distribution and also distribute approximately 13,000 non-Image exclusive titles. Some of the exclusive titles currently available or soon to be released by Image:

Pop/Rock Concerts & Music Videos
Backstreet Boys: Larger Than Life	Britney Spears: No Place Like Home
An All-Star Tribute to Brian Wilson	Electric Light Orchestra: Zoom Tour Live
Bee Gees: Live By Request	Godsmack: Live
Carman: Live In Concert	The Who: Live From Royal Albert Hall
Pete Townsend: Music From Lifehouse	The Knack: Live From the Rock N Roll Funhouse
Brian Setzer: Live in Japan	VH-1 Storytellers (including The Doors, Billy Idol,
Go-Gos: Live In Central Park	and other major recording artists)
The Cult: Live	String Cheese Incident
James Brown: Live from The House of Blues	Santana: Supernatural Live
Phish: Bittersweet Motel (Semi-documentary)	Eagles: Hell Freezes Over*
Three Dog Night: Live With the London Symphony Orchestra
and Live with the Tennessee Symphony Orchestra
Music In High Places (music series including Alanis Morissette, Sugar Ray, Boys II Men,
Brian McKnight, BBMak, Collective Soul and other major artists)
BET on Jazz (music series including B.B. King, Chaka Khan, Roberta Flack and other major recording artists)

Operas & Classical Music	Children's Programming	Animation
The Mikado	Davey & Goliath	Creature Comforts
Aida from the San Carlo Opera	Beany & Cecil	Hyper Police
Pelleas and Melisande	Kidsongs	(25 Japanese animation titles)
with Jose Van Dam		Psychic Force (Japanese animation)
Giuseppe Sinopoli: Dreampaths of Music
La Boheme directed by Baz Luhrmann
Bizet's Carmen from Covent Garden

Special Interest/Classic Films	Foreign Films	Cult Feature Films
John & Yoko: Year of Peace	Ossessione	Black Sunday
The Sheik	La Terra Trema	Something Weird Video Line
Lady For a Day	Shoeshine	(including Swamp Girl, Swamp Country
Good Rockin' Tonight: The Sun Records Story		and other major cult titles)
Adventures in Wild California—
(Originally created for exhibition
in IMAXR theatres)
Journey Into Amazing Caves—
(Originally created for exhibition
in IMAXR theatres)
Ecstasy
And Then There Were None

Television	Feature Films
Dick Van Dyke Show	Legend of 1900 from director Giuseppe Tornatore
Roger Ramjet	Chopper
CBS Salutes Lucy	Judy Berlin
The Howdy Doody Show	Ultraman
I Spy	Heaven a film by Diane Keaton
The Twilight Zone	The First Nudie Musical
Ann-Margret Television Specials	Careful, He Might Hear You
Naked City	Man of the Century

Country Music Concerts & Videos	Mature Audience Programming
Lorrie Morgan: The Color of Roses	Playboy 2002 Calendar
Glen Campbell: Live	Playboy-Playmates Unwrapped
Johnny Cash: Anthology	Caligula
Music In High Places (music series including	Penthouse Presents: Eurogirls (Vol. 1—13)
Leann Rimes and Wynonna)	Hip Hop Honey's (Vol. 1 & 2)
Ronnie Milsap: Live
Randy Travis: It Was Just a Matter of Time

Urban Videos & Music Concerts	Broadway Performances and Shows
Jamie Foxx: I May Need Security	Sweeney Todd: Live In Concert
Ice-T: Live in Concert	Fosse
Juvenile: Live in Concert	Betty Buckley: Stars and Moon
Tupac Shakur: Thug Angel (and soundtrack CD)	Follies in Concert
The Freshest Kids (and soundtrack CD)	The Magic Show
Public Enemy: Live at the House of Blues	Working
Into the Woods
Audio Product
Ronnie Milsap: Live	Stew: The Naked Dutch Painter
The Knack: Normal As The Next Guy	The Knack: The Rock N Roll Fun House
Lorrie Morgan: The Color of Roses	Randy Travis: It Was Just A Matter of Time
The Last Five Years—	Melba Moore: A Night In St. Lucia
(Original Off-Broadway Cast Album)	The Wondermints
The Negro Problem	Alice Ripley: Everything's Fine
Windflowers: The Songs of Jerome Moross	Sherie Rene Scott: Sherie Rene...Men I've Had
Live at Billy Bob's Texas (music series including Roy Clark,
Cooder Graw, Lynn Anderson, Merle Haggard and other major recording artists)

*
to date, the industry's best selling DVD music title

BUSINESS SEGMENTS

        We currently have three business segments:

  •
  Domestic Wholesale Distribution.

  •
  Retail Distribution.

  •
  International Wholesale Distribution.

        Image operates our Domestic Wholesale Distribution segment, including program licensing and production. Image's wholly-owned subsidiary, DVDPlanet, operates our Retail Distribution segment, which distributes programming direct-to-consumer, in conjunction with Image. Image's consolidated joint venture, Aviva, has been operating our International Wholesale Distribution segment, including sublicensing and worldwide broadcast rights exploitation, in conjunction with Image; however, during the quarter ended March 31, 2002, we began consolidating elements of Aviva's international wholesale distribution operations into Image. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Aviva International, LLC." Each of our business segments is discussed in greater detail below.

        The following table presents consolidated net revenues by reportable business segment for the periods presented:

	Fiscal Years Ended March 31,
			% Change
	2002	2001
	(in thousands)
Net revenues:
Domestic Wholesale Distribution	$66,376	$76,485	(13.2)%
Retail Distribution	18,678	16,886	10.6
International Wholesale Distribution	9,759	6,662	46.5

Consolidated	$94,813	$100,033	(5.2)%

Domestic Wholesale Distribution

        Most of the product we sell is in DVD format. According to industry estimates, there are currently more than 15,000 DVD titles available in the domestic market. Virtually all of these titles can be purchased from Image, thereby making us a leading "one-stop" provider of DVD product available in the domestic market. Image has developed a specialty niche in distribution of exclusive music-related entertainment programming. We believe we are the leading source of music-related DVD programming, as according to our internal estimates there are currently about 1,985 music-related DVDs on the market, of which Image exclusively distributes approximately 23%.

        According to Paul Kagan Associates ("Kagan"), U.S. consumers spent approximately $22 billion on home entertainment in 2001. The home video industry, which includes the rental and sale of movies on DVD and VHS, represented about $20 billion of the 2001 revenues with the remainder of the proceeds generated from consumer purchases of programming through pay-per-view and other specialized cable and satellite services. Kagan projects that the amount U.S. consumers spend on home movie entertainment will ascend to over $38 billion by the year 2010. Image believes that the DVD format, with its superior sound and picture quality, will drive continued growth in the home video industry. According to Kagan estimates, the current number of U.S. DVD households is almost a quarter of U.S. television households, and is expected to increase to almost half of U.S. television households by the end of 2003 and expand to three-quarters of U.S. television households by the end of 2009.

        Image believes that the value gained through the ability to entertain people at home for a reasonable price at convenient times, the opportunity to choose from a very broad selection of programming, and the ability to control the viewing experience by pausing, stopping or reviewing, will continue to make DVD sales a preferred medium of home entertainment for millions of consumers. Many DVDs also offer extra features, enhancements and ancillary materials, such as special menu design, separate audio tracks, behind-the-scenes footage, director commentaries, interviews and discographies, all of which Image is able to develop in-house for its exclusive titles.

        We believe that the studios' promotion of DVDs for sale has served to accelerate consumer interest in the DVD format. Because of Image's growing library of exclusive titles in a wide variety of genres, we believe that we have positioned ourselves to benefit from the market growth of the DVD format. We intend to continue steady expansion of our DVD library throughout fiscal 2003.

        Licensing.    When Image licenses programming, our licensed rights are exclusive. We produce, market and sell our exclusive programming according to exclusive license or distribution agreements. We also distribute programming on a nonexclusive basis. We purchase our nonexclusive product directly from suppliers in final, finished and packaged form for resale through our distribution channels.

        Image actively pursues and secures both domestic and international rights to its exclusively licensed titles. In return for exclusive licensing rights, Image pays royalties to its licensors. Royalties are expressed as a percentage of our wholesale net revenues from program sales. Typically, we pay royalty advances that are recouped against royalties earned on a title-by-title basis or, if "cross-collateralized," against groups of licensed titles from the same licensor. Our license agreements generally provide for a minimum distribution term of between five and ten years. Some license agreements contain provisions for an extension of the distribution term if we meet specified performance plateaus.

        Image has an existing catalog of over 1,800 exclusive titles, and released an average of 44 new exclusive titles each month during fiscal 2002. We generally license our exclusive titles from independent program suppliers. We purchase the balance of our offerings directly from major and independent motion picture studios and other program suppliers for distribution on a nonexclusive basis.

        The following table sets forth the percentage of consolidated net revenues derived from the distribution of exclusive and nonexclusive programming, by format, for our last three fiscal years:

	Fiscal Years Ended March 31,
(in thousands)	2002		2001		2000
Exclusive Programming:
DVD	$51,651	54.5%	$59,182	59.2%	$43,512	51.5%
VHS	4,678	4.9	4,114	4.1	2,449	2.9
CD	1,454	1.5	—	—	—	—
Broadcast/Sublicense	3,066	3.2	2,985	3.0	107	0.1
Laserdisc	27	—	734	0.7	5,219	6.2

	60,876	64.1	67,015	67.0	51,287	60.7

Nonexclusive Programming:
DVD	33,254	35.1	31,023	31.0	28,595	33.9
Laserdisc	294	0.3	1,060	1.1	2,801	3.3
CD	46	0.1	413	0.4	682	0.8

	33,594	35.5	32,496	32.5	32,078	38.0

Other:	343	0.4	522	0.5	1,047	1.3

TOTAL	$94,813	100.0%	$100,033	100.0%	$84,412	100.0%

        Under our exclusive licenses, we often secure the right to distribute entertainment programming in a range of home entertainment formats, which may include all or any combination of DVD, VHS, CD, and other formats. Our distribution territory for exclusive product has traditionally been the United States and Canada; however, since fiscal 2000, Image also actively pursues and secures exclusive international distribution rights. Increasingly, for exclusive programming, we also secure exclusive broadcast rights which include exploitation via all or any combination of broadcast television, cable, satellite, pay-per-view, video-on-demand, in-flight, radio and other broadcast media. The rights we acquire may also encompass Internet streaming and digital downloading. For a discussion regarding the Company's exploitation of international wholesale distribution and broadcast rights, see "International Wholesale Distribution" below.

        While domestic DVD distribution is the Company's core business, we continue to expand, securing and exploiting a broader grant of rights than the exclusive domestic distribution of home entertainment programming. As part of our strategic goal to secure the broadest range of rights possible for exclusive programming, we, in some instances, may finance the production of certain of our entertainment programming. The programs Image produces are generally one-time, special event live music concerts, produced for the express purpose of exclusive exploitation by the Company in all home entertainment and broadcast markets. The distribution rights we retain in connection with our self-financed productions generally cover, in perpetuity, all territories throughout the world and all now known and hereafter devised home entertainment formats, as well as broadcast, audio, in-flight, Internet streaming, digital downloading, direct response, sponsorship and bundling rights.

        Additional Services.    Image also provides a variety of value-added services relative to its licensed programs, such as creation of packaging, DVD authoring and compression, menu design, video master quality control, manufacturing, marketing, sales, music clearance, warehousing, distribution, and, for some titles, the addition of enhancements such as separate audio tracks, commentaries, foreign language tracks, and other ancillary materials such as behind-the-scenes footage, interviews and discographies. All of these activities are typically performed by Image in-house, with the exception of the music clearance and manufacturing and packaging of the finished product, which are performed by third party vendors.

        Manufacturing.    Under a typical license agreement, the licensor delivers a program master and art work to Image. Our in-house post-production facility creates a submaster with specifications for the necessary format and on-screen menus for each title. Image's in-house authoring and compression team then typically performs the work necessary to prepare a DVD master for manufacturing. Occasionally, because of the large volume of exclusive Image releases, we may use an outside facility to perform such services. Our in-house creative services department, staffed with graphic designers, creates original and innovative packaging fundamental to the marketing success of our product. Image currently engages MRT Technology, LLC, doing business as Ritek Global Media ("Ritek") to manufacture and package our domestic and international DVD programming. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Disc Manufacturing Agreement and Term Loan Payable."

        Marketing.    Image's in-house marketing division directs marketing efforts toward consumers and video software and hardware retailers. Our marketing efforts involve point-of-sale advertising, print advertising in trade and consumer publications, national television and radio advertising campaigns, direct response campaigns, dealer incentive programs, trade show exhibits and bulletins featuring new releases and catalogue promotions. Image has also instituted account-specific marketing programs under which we work directly with retailers to optimize and customize print advertising and other advertising programs to promote our exclusive product. The creation of specialized in-store displays and celebrity appearances are other examples of account-specific marketing programs. Image also implements Internet promotional activities that include product tie-ins, sweepstakes and give-aways associated with on-line retail customers, and the creation of genre-specific "boutiques" within direct-to-consumer Web sites.

        The Company spent approximately $2,623,000 for product promotion, advertising in trade and consumer publications and advertising over the radio in fiscal 2002 (approximately $1,063,000 of which represents expenditures by the Retail Distribution and International Wholesale Distribution segments) and approximately $2,156,000 for product promotion and advertising in trade and consumer publications in fiscal 2001. Additionally, our market development expenditures for account-specific and other marketing programs were approximately $1,019,000 for fiscal 2002 and $736,000 for fiscal 2001.

        Image maintains a Web site at www.image-entertainment.com to help promote and sell our products to retailers. The Web site also includes information regarding our exclusive titles, information of general interest to the home entertainment consumer, and press releases.

        Customers.    We sell our product to retailers (including Internet retailers), distributors and via alternative distribution (which includes direct-to-consumer print catalogues, direct response campaigns and other non-traditional sales channels). Domestic delivery of all of the Company's product is effected through our wholly owned and operated distribution and fulfillment facility in Las Vegas, Nevada. See "International Wholesale Distribution" below for information regarding our international distribution.

        We sell to many large and small retailers. Some of Image's key retail customers (excluding DVDPlanet) include Amazon.com, Best Buy, Wal-Mart, Ingram Entertainment, Musicland Group, Tower Records & Video, Transworld Entertainment, Borders, AEC One Stop and Vidcanada. On a consolidated basis, two customers, Best Buy and Musicland (which is owned by Best Buy as of January 2001) together accounted for 19.1% and 15.9% of fiscal 2002 and 2001 net revenues, respectively. No other customers accounted for net revenues individually in excess of 10% of Image's total net revenues for fiscal 2002 and 2001.

        Image allows retail customers to return a portion of their inventory on a quarterly basis. Image reserves for estimated returns as sales are recorded. Stock returns, other than for defective product, amounted to approximately 10.3% of net revenues in fiscal 2002, approximately 8.4% of net revenues in fiscal 2001, and approximately 6.9% of net revenues in fiscal 2000. Returns of defective product have been minimal and are generally covered by manufacturers' warranties.

        As of June 10, 2002, Image had approximately $4.1 million of backlog orders (92% from DVD product) from domestic retail customers compared with approximately $3.7 million of backlog orders (93% from DVD product) as of June 4, 2001. We expect to fill 100% of the backlog orders within the current fiscal year.

  Retail Distribution

        Since January 1999, the Company has sold its products directly to consumers exclusively through its wholly-owned subsidiary, DVDPlanet. In fiscal 2002 and 2001, DVDPlanet's sales accounted for 19.7% and 16.9%, respectively, of the consolidated net revenues of the Company. DVDPlanet is Image's largest customer and makes all of its purchases from Image.

        DVDPlanet specializes in DVD software retailing through its www.dvdplanet.com Web site. DVDPlanet also owns and operates a DVD retail store in Westminster, California. DVDPlanet sells the majority of DVD titles distributed by Image (approximately 15,000 titles). DVDPlanet offers one of the largest selections of DVDs available on-line.

        The DVDPlanet.com Web site provides proprietary information about DVD releases, including titles, synopsis, supplemental features, technical details and MPAA ratings. Further, the site features a search engine that allows customers to find product and features in genre-specific boutiques within the Web site. On-line purchases may only be made with a major credit card. The site includes secure payment systems that protect the customer's name, address and credit card number.

        DVDPlanet sells its product at a uniform discount from the suggested retail price. In March 2001, Image instituted an action plan to improve fiscal 2002 operating results of DVDPlanet which included increases to customer pricing and shipping fees charged customers. The results of the plan positively affected the financial results of DVDPlanet for the fiscal year ended March 31, 2002.

        DVDPlanet's fulfillment operations are conducted at the Company's distribution and fulfillment facility in Las Vegas, Nevada.

        Online Promotion.    The Company has adopted an online marketing strategy to assure that DVDPlanet.com receives prime placement within search engines such as Yahoo! (www.yahoo.com), the largest Internet portal and the leader in online traffic, advertising, household and business user reach. DVDPlanet.com is listed in the "sponsor and Web site matches" section under DVD in the Yahoo! regular search line listings. To remain competitive in the industry, DVDPlanet.com continually renovates its keyword strategy with Yahoo!

        DVDPlanet.com also takes part in Yahoo!'s Sponsor Listings, which is a fee-based service that allows commercial sites already listed in the Yahoo! Directory to receive enhanced placement in certain commercial categories in the directory.

        Additionally, DVDPlanet.com has partnered with Yahoo! Shopping to provide a direct link to its pages as well as product listings, comparison shopping and featured merchant status throughout the shopping segments. DVDPlanet.com is currently one of six merchants that retain the "featured" status on Yahoo! for DVD-related products.

        DVDPlanet has an established Internet affiliate program whereby other Web sites refer customers to the DVDPlanet site and receive a fee based on sales generated per that referral. DVDPlanet provides customers with weekly e-mail updates on new product releases and sponsor promotions on other entertainment content Web sites.

        Radio Advertising.    Beginning in late November 2001, DVDPlanet began an on-going radio advertising campaign. The radio campaign utilizes Los Angeles based radio stations with a focus on driving sales at the DVDPlanet retail store. Since the launch of radio advertising, revenues for the retail store have grown compared to the previous year. The retail store has registered many new accounts and the online business has generated new accounts that customers attributed to DVDPlanet's radio advertising.

        In-Theater Advertising.    DVDPlanet began testing an "In-Theater" advertising campaign in March 2002. The advantage of "In-Theater" advertising is that DVDPlanet is promoted to a captive audience of moviegoers. It is expected that during the test period, in-theater advertising will create more than 4.25 million impressions on DVDPlanet's most coveted customer, the movie going public.

        Print Media.    In an effort to drive sales at its brick and mortar retail store, DVDPlanet is currently advertising in the popular Orange County-based entertainment guide, the OCWeekly. This publication is distributed and viewed by approximately 230,000 readers a week.

  International Wholesale Distribution

        We operate our International Wholesale Distribution segment activities through Aviva, a joint venture formed in June 1999 and owned 50% by Image and 50% by industry veteran Michael Lopez. Mr. Lopez serves as Manager of Aviva and supervises the day-to-day operations of Aviva. The financial results of Aviva and the international operations of Image have been consolidated for segment reporting purposes under the operating segment International Wholesale Distribution. Per the terms of the Aviva Limited Liability Company Operating Agreement ("Operating Agreement"), Aviva receives a percentage of the net distribution revenues generated by the exploitation of Image's international distribution rights.

        In March 2002, Image began consolidating international wholesale distribution activities in-house as we believe we can more effectively and efficiently manage the international wholesale distribution activities on a direct basis. Through the remainder of calendar year 2002, Aviva will continue to downsize activity, reduce staff and transfer international home entertainment sublicense and broadcast sales responsibilities to Image, all of which will be concluded no later than December 31, 2002. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Aviva International, LLC."

        International Wholesale Distribution.    We achieve international distribution of home entertainment product through agreements with distributors local to each respective territory or through the sublicensing of international rights to licensees local to each territory. For each territory, the Company determines whether we will use a local distributor or whether we will sublicense our product. We then identify the appropriate third party distributors and negotiate and secure the terms of the respective relationship.

        The Company holds distribution agreements in most major international territories, including but not limited to, Benelux (Belgium, Luxembourg and The Netherlands), Eire (Ireland), Finland, France, Germany, Greece, Iceland, Norway, Portugal, Russia, South Africa, Spain, Sweden, Spain, Ukraine, and the United Kingdom (England, Northern Ireland, Scotland and Wales). These international distributors provide marketing, sales, collection and physical distribution services. The Company maintains direct control over the manufacturing of the programming as well as the pricing, inventory levels, release schedule and overall marketing expenditures associated with the units. Image's in-house production facility creates international masters for each territory which are used by our manufacturer to replicate the programs. Image's in-house creative services department provides the appropriate marketing and packaging template artwork for each territory. In Europe, the largest international market for our programming, we contract DVD manufacturing and packaging through Ritek which, through a third party, also provides packaging services, inventory management and fulfillment services. We contract VHS duplication through a Netherlands entity which, in addition to duplication services, provides inventory and fulfillment services.

        International Sublicensing.    In other international markets, rather than engage the services of a local distributor, it is more efficient for the Company to enter into sublicense agreements with local sublicensees. Such agreements are negotiated, facilitated and managed by Aviva, and contain terms and conditions similar to the terms that govern Image's underlying rights agreements. The sublicensee is then responsible for the manufacturing, marketing, distribution and sale of the sublicensed program in its territory. The Company currently holds sublicenses in several territories including, but not limited to, Australia, Brazil, China, Hong Kong, India, Israel, Japan, New Zealand, South Korea, and Taiwan. Aviva will continue to secure such sublicense agreements on Image's behalf until we take over this responsibility (which will be no later than December 31, 2002).

        Worldwide Broadcast Licensing.    Aviva also exploits, on Image's behalf, broadcast rights both domestically and internationally. All broadcast arrangements are negotiated, facilitated and managed by Aviva. In an endeavor to bolster its broadcast opportunities, in August of 2001, the Company (through Aviva) hired a senior broadcast executive based in New York City to expand its growing broadcast segment. In June 2002, that executive became an employee of Image focusing on domestic broadcast licensing. Aviva will continue to facilitate and secure international broadcast licenses on behalf of Image until Image takes over this responsibility (which will be no later than December 31, 2002).

        The buyer of the Company's broadcast rights is typically a cable, pay-per-view, video-on-demand or satellite broadcaster, but is sometimes a terrestrial (free) television or in-flight broadcaster. With the exception of pay-per-view and video-on-demand, under a typical broadcast license we receive payment of a one-time, fixed, non-refundable fee for up to a two-year exploitation term limited to a specified number of airings. With respect to pay-per-view and video-on-demand, we typically receive a non-refundable advance against royalties that are based on a percentage of customer buys. The Company also, through a third party, seeks financial support through sponsorships of our "Special Event" pay-per-views. Our obligation under such broadcast licensing is usually only to provide a broadcast master of the program and to ensure that all music synchronization rights are secured. In order to minimize expenses, the Company is endeavoring to secure blanket licenses with all major music publishers to control the cost of broadcast synchronization and maximize broadcast exposure for all of its exclusive programming.

COMPETITION

        With respect to sale of our exclusive product, the Company's foremost competition is from major motion picture studios, other independent suppliers and music labels competing for limited retail shelf space and limited consumer dollars spent on home entertainment products. Most of these studios and labels are subsidiaries of media conglomerates that have far greater financial resources than the Company. However, Image, as an independent program supplier, can offer its licensors "personalized" relationships, as well as specialized and highly focused marketing campaigns for titles that may otherwise be deemed too small or may be neglected by a corporate conglomerate. With respect to the sale of our nonexclusive product, we face competition from other distributors such as Ingram Entertainment, Alliance Entertainment and Baker & Taylor, all of whom carry the same nonexclusive product as Image. DVDPlanet faces competition from on-line retailers and traditional retailers, including mail-order houses, video clubs and "brick and mortar" retailers.

        Image faces competition in securing exclusive license rights from other independent distribution companies as well as major motion picture studios and music labels. Historically, we have paid significant up-front advances against future royalties to secure exclusive DVD and other home entertainment format distribution rights. The Company has begun implementing procedures to allow for more timely recoupment of its advances, which may limit the amount of advances we are willing to pay to secure certain rights. The Company may not be able to remain competitive against advance offers from licensing entities who are willing to pay larger advances or have greater financial resources. However, Image believes that we will continue to successfully compete to obtain exclusive rights to home entertainment programming because of our ability to offer an array of other assets to our licensors including, but not limited to: the high quality of the service our employees provide; the Company's superior reputation within the home entertainment industry; our notable ability to obtain and sustain ongoing relationships with valuable suppliers of entertainment programming; the quality of our finished product; our wide-ranging in-house services and our direct and long-standing relationships with "brick and mortar" and on-line retailers of entertainment programming.

        Finally, management believes that Image's status as an independent program supplier capable of exploiting programming in all home entertainment and broadcast formats on a worldwide basis is attractive to potential licensors thereby making the Company a leading "one-stop" provider of entertainment rights exploitation. See "Risk Factors" below.

TRADEMARKS

        The Company has obtained Federal registration of the trademark "Image" and the trademark and service mark "DVDPlanet" from the United States Patent and Trademark Office. Additionally, the trademark and service mark "DVDPlanet Your Online Source!" has been allowed by the United States Patent and Trademark Office. The Company also has pending applications for Federal registration of the trademark "Image Distributing" and the trademark and servicemark "Image Entertainment." It is the Company's policy to fully protect and vigorously defend its trademark rights in all applicable classes of goods and services.

EMPLOYEES

        As of June 3, 2002, Image had 176 full-time employees and 5 part-time employees, DVDPlanet had 40 full-time employees and 44 part-time employees, and Aviva had 3 full-time employees and 1 part-time employee.

RISK FACTORS

  Forward-looking Statements.

        This Annual Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These include statements regarding our intent, belief and current expectations about the Company's strategic direct, prospects and future results. In some cases forward-looking statements may be identified by words like "may," "should," "expect," "anticipate," "believe," "estimate," "continue" or similar words. Forward-looking statements involve risks and uncertainties that are inherently difficult to predict, which could cause actual outcomes and results to differ materially from our expectations, forecasts and assumptions. The Company has made forward-looking statements in this Item 1 and subsequent Items (including but not limited to Item 7) of this Annual Report concerning, among other things:

  •
  Changes in Company-wide or business-unit strategies, which may result in changes in the types or mix of businesses in which the Company is involved or chooses to invest;

  •
  Changes in U.S. and global financial and equity markets, including market disruptions and significant interest rate fluctuations, which may impede the Company's access to, or increase the cost of, external financing for its operations and investments;

  •
  Increased competitive pressures, both domestically and internationally, which may, among other things, affect the performance of the Company's business operations and profit margins;

  •
  Legal and regulatory developments that may affect Internet activities or the protection of intellectual property; the imposition by foreign countries of trade restrictions on motion picture or television content requirements or quotas, and changes in international tax laws or currency controls;

  •
  Technological developments that may affect the distribution of the Company's products or create new risks to the Company's ability to protect its intellectual property; and

  •
  Changing public and consumer taste, which may among other things, affect the entertainment and consumer products businesses generally.

        This list of factors that may affect future performance and the accuracy of forward-looking statements is illustrative, but by no means exhaustive. Accordingly, all forward-looking statements should be evaluated with the understanding of inherent uncertainty. The inclusion of such forward-looking information should not be regarded as a representation by the Company, its management or any other person that the future events, plans or expectations contemplated by the Company will be achieved. Unless otherwise required by law, the Company undertakes no obligation to release publicly any updates or revisions to any such forward-looking statements that may reflect events or circumstances occurring after the date of this Annual Report. Important factors that could cause or contribute to such material differences include, but are not limited to, those discussed below and those described under the heading "Competition" above. You are cautioned not to place undue reliance on such forward-looking statements, which speak only as of their dates.

        We future caution you that the matters set forth below constitute cautionary statements with respect to our forward-looking statements, including risks and uncertainties that could cause our actual results, performance or achievements to differ materially from those expressed in, or implied by, our forward-looking statements. Any of the matters set forth below could have a material adverse effect on our business, prospects, financial condition and results of operations.

  Cautionary Statements Relating to Our Business in General.

        We May Not Be Able To Keep Pace with Technological Advances.    The entertainment industry in general, and the music and motion picture industries in particular, are continuing to undergo significant changes, primarily due to technological developments. As an independent distributor, Image believes we have a superior ability to adapt to changing formats and distribution methods, as we did when shifting our focus from laserdiscs to DVDs, and that our high quality customer service and loyal customer base will continue to purchase programming from Image through new distribution methods. However, because of the rapid growth of technology, shifting consumer tastes and the popularity and availability of other forms of entertainment, it is impossible to predict the overall effect these factors will have on potential revenue from and profitability of distributing entertainment programming, or the Company's ability to compete effectively in a changing market.

        If We Cannot Maintain Relationships with Our Program Suppliers and Vendors, Our Business May Be Adversely Affected.    We receive a significant amount of our revenue from the distribution of those DVDs for which we have exclusive agreements with program suppliers. We cannot be certain that we will be able to renew these exclusive rights as existing agreements with program suppliers expire. We also cannot assure you that our current program suppliers will continue to support the DVD format in accordance with our exclusive agreements or that our current program suppliers will continue to license titles to us on the current terms or on terms favorable to us or that we will be able to establish new supplier relationships to ensure acquisition of exclusive titles in a timely and efficient manner.

        Our Success Depends on the Unpredictable Commercial Success of Our Programming.    Operating in the entertainment industry involves a substantial degree of risk. Each music performance, feature film or other item of programming is an individual artistic work, and unpredictable audience reactions primarily determine commercial success. The commercial success of a title also depends upon the quality and acceptance of other competing programs or titles released into the marketplace, critical reviews, the availability of alternative forms of entertainment and leisure activities, general economic conditions and other tangible and intangible factors, all of which are subject to change and cannot be predicted with certainty. Our success will depend in part on the popularity of our programming. Even if a film achieves success during its theatrical release, the popularity of a particular program and its ratings may diminish over time and may have a material adverse affect on our business, results of operations or financial condition.

        Others' Failure To Promote Our Programming May Adversely Affect Our Business.    Decisions regarding the timing of release and promotional support of programming which we license and distribute are important in determining the success of a particular music concert, feature film or related product. We may not control the manner in which a particular artist, film or related product is marketed and promoted and may not be able to fully control our corresponding home video or CD release. Although artists, record companies, studios and producers have a financial interest in the success of any such concerts or films distributed by Image, any marketing or promotional decision or restriction by such persons may negatively affect the success of our titles.

        Our Business Could be Negatively Affected by Changes in the Studios' Pricing Policies.    We cannot control or predict with certainty studio pricing policies. The studios have not created a higher priced "rental window" for movies released on DVD. Rather, the studios release DVDs at lower sell-through prices, which we believe has served to accelerate consumer interest in the DVD format. There is no guarantee that studios will continue to offer their DVD releases at current prices and it is impossible to predict the impact of changed studio pricing on the DVD format.

        If DVD Cannot Compete Successfully with Other Formats of Home Entertainment, Our Revenues May Be Negatively Impacted.    The DVD format competes with other formats of in-home entertainment, such as VHS, network, syndicated, cable and pay-per-view television and home satellite systems. The DVD format also competes with new and emerging technologies in the entertainment industry, such as entertainment programming on the Internet, video-on-demand, high-definition television, digital videotape and optical discs with greater storage capacity. While we are actively seeking to exploit these alternate formats of leisure-time entertainment and novel means of data delivery, they could negatively impact the overall market for DVD sales and the Company. In addition, emerging technology may allow consumers to download audio or entertainment programming directly to the consumer's home computer, or television set-top recording device, from the Internet (or other broadband delivery system) and store such products on a recordable disc or hard-drive. We may be unable to continue to adapt and exploit the development and advancement of such technology.

        The Introduction of The DVD Format is Relatively New and DVD Sales May Not Sustain The Same Level of Growth.    We believe that consumer interest in the DVD format is due in part to interest in building the consumer's personal DVD library of classic films. Although Image's exclusive titles have generally shown stable sales over extended periods, as consumers build their DVD libraries, or with the introduction of new home entertainment formats, DVD sales may decline and adversely affect our operations.

        We May Not Have Satisfactory Title to Our Properties.    Although we require satisfactory title information to our exclusively licensed properties, the risk exists that some titles may have a defective chain of title. The validity and ownership of rights to certain titles can be uncertain and may be contested by third parties.

        Our Results of Operations Fluctuate Based on Seasonality and Variability.    We have generally experienced higher sales of DVDs in the quarters ended December 31 and March 31 due to increased consumer spending associated with the year-end holidays. Accordingly, our revenues and results of operations may vary significantly from period to period, and the results of any one period may not be indicative of the results of any future periods. In addition to seasonality issues, other factors have contributed to variability in our DVD net revenues on a quarterly basis. These factors include:

  •
  the popularity of exclusive titles in release during the quarter;

  •
  our marketing and promotional activities;

  •
  our rights and distribution activities;

  •
  the extension, termination or non-renewal of existing license and distribution rights; and,

  •
  general economic changes affecting the buying habits of our customers, particularly those changes affecting consumer demand for home entertainment hardware and software.

        If We Do Not Effectively Implement Our Sales and Marketing Efforts, Our Profitability May Suffer.    We have increased our internal sales staff in order to enhance our sales efforts. We cannot assure you that our sales team can successfully compete against the more extensive and well-funded sales operations of our current and future competitors. In addition, we have hired a new senior broadcast sales executive, who does not yet have a proven track record with us, therefore, we cannot assure you that he will be successful in overseeing the broadcast sales area of our business.

        We Face Risks Associated with Ritek's Performance under the Company's Manufacturing Services Agreement.    Effective August 1, 2001, we shifted our optical disc manufacturing from Warner Advanced Media Operations to Ritek. Any failure of Ritek to manufacture and deliver our product worldwide in a timely manner and with the same consistent quantity and quality that we and our customers have come to expect may adversely affect our revenues and profits. Although we believe we have the ability to shift our product manufacturing from Ritek to another facility should the need arise, we may be adversely affected for the period of time that we would need to direct manufacturing duties to another company.

        Occurrence of Events For Which We are Not Insured May Adversely Affect Our Business.    We maintain insurance to protect ourselves against certain risks related to our operations. This insurance is maintained in types and amounts that we believe to be reasonable depending upon the circumstances surrounding each identified risk. However, we may elect to limit coverage or not to carry insurance for certain risks because of the high premiums rates associated with insuring those risks or for various other reasons. Occurrence of events for which we are not insured may affect our cash flows and overall profitability.

        Protecting and Defending Against Intellectual Property Claims May Have A Material Adverse Effect On Our Business.    Our ability to compete in the home entertainment industry depends, in part, upon successful protection of our proprietary and intellectual property. We protect our property rights to our productions through available copyright and trademark laws and licensing and distribution arrangements with reputable international companies in specific territories and media for limited durations. Despite these precautions, existing copyright and trademark laws afford only limited practical protection in certain jurisdictions. In certain jurisdictions of our distribution, there are no copyright and/or trademark protections available. As a result, it may be possible for unauthorized third parties to copy and distribute our productions or certain portions or applications of our intended productions.

        In addition, litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity. Any such litigation could result in substantial costs and the diversion of resources could have a material adverse effect on our business, operating results or financial condition. From time to time, we may also receive claims of infringement of other parties' proprietary rights. Regardless of the validity or the success of the claims, we could incur significant costs and diversion of resources in defending against such claims, which could have a material adverse effect on our business, financial condition or results of operations.

        If Our Key Personnel Leave Us, Our Business May Be Adversely Affected.    Our success greatly depends on the performance of our executive management, including the President and Chief Executive Officer, Chief Operating Officer and Chief Financial Officer. The loss of the services of key persons of our executive management could have an adverse material effect on the Company's operating results and financial condition.

        If We Do Not Successfully Optimize and Operate Our Fulfillment Center, Our Business Could Be Harmed.    All of our retail and domestic wholesale distribution is fulfilled from a single fulfillment center in Las Vegas, Nevada. If we are unable to operate this fulfillment center for any reason, it could significantly limit our ability to meet customer demand. Because it is difficult to predict sales increases or declines, we may not manage our facilities in an optimal way, which may result in excess inventory, warehousing, fulfillment and distribution dilemmas. Our failure to properly handle inventory could result in unexpected costs, delays and harm to our business and reputation.

  Cautionary Statements Relating to Domestic Wholesale Distribution.

        If We Cannot Continue to Secure DVD License and Distribution Rights, Our Business May Be Materially Adversely Affected.    We cannot assure you that we will be able to continue to secure DVD and other license and distribution rights on terms acceptable to us. See "Competition." We expect to continue to license exclusive DVD and other home entertainment format programming, but we cannot assure you that we can remain competitive against licensing entities with greater financial resources or that independent program suppliers will not distribute their programming themselves. In addition, our success will continue to be dependent upon our ability to identify and secure rights to exclusive programming that appeals to consumers. Major motion picture studios have not granted exclusive DVD licenses to Image for their new releases and most popular catalogue titles. Instead, the major motion picture studios sell DVD programming directly to retailers and other distributors including us on a nonexclusive basis. We expect to be able to continue to purchase DVD titles on a nonexclusive wholesale basis from all participating program suppliers for sale to our customers, but we cannot assure you that we will be able to continue to do so if DVD program suppliers elect to sell directly to retailers, decrease the number of entities distributing their programming or limit our access to their programming. To that point, in May 2002, Columbia TriStar notified the Company that effective June 30, 2002, it will cease sales of its home entertainment product nonexclusively to all but two distributors and, therefore, will no longer sell its product directly to the Company for wholesale distribution. Should the Company decide to continue to carry Columbia programming for sale to its own customers, it must now buy from other distributors, potentially cutting its gross profit margins on that programming. The Company believes, however, that Columbia will continue to sell its programming on a direct basis to the Company, specifically for fulfillment to DVDPlanet.

        We May Need Additional Funding to Continue Acquiring Desirable Programming.    Availability of working capital is a substantial factor in the Company's ability to license new programming. Therefore, maximizing available working capital is critical to Image's business operations. We may need to raise additional funds to acquire the rights to programming we find desirable. Should additional funds be raised through the issuance of equity or convertible debt securities, the percentage ownership of our existing stockholders may be reduced. If adequate funds are not available or unavailable on acceptable terms, we may find we are unable to fund expansion, continue to offer products and services, take advantage of acquisition opportunities, develop or enhance services or products, and/or respond to competitive pressures in the industry.

        If Music Entertainment Programming Cannot Continue to Compete Successfully In the Home Entertainment Industry, Our Business May Be Adversely Affected.    Although we make efforts to diversify our exclusively licensed programming, approximately 28% of our revenue during fiscal 2002 was derived through sales of exclusively licensed music entertainment programming. We cannot assure you that the music industry in general will continue to prosper or that music entertainment programming will continue to compete successfully against other home entertainment programming, including but not limited to, film, television, and interactive gaming. If music programming cannot compete successfully in the home entertainment market, our business may be adversely affected.

  Cautionary Statements Relating to Retail Distribution.

        If We Cannot Compete Successfully in the Internet Commerce Industry, Our Retail Sales May Be Adversely Affected.    We cannot assure you that the DVDPlanet.com Web site will be able to compete successfully against current or future on-line and traditional retailers. The market for commerce over the Internet is evolving and competitive and very few on-line retailers achieve profitability. We compete with a variety of other companies for sales of DVDs over the Internet. Some of these competitors are able to devote substantial resources to Internet commerce. The DVDPlanet.com Web site also competes with traditional retailers of DVDs.

        We believe that the principal competitive factors faced in selling DVDs through the DVDPlanet.com Web site include price of product, product selection and availability, brand recognition, customer service, effectiveness of advertising, technical expertise, convenience, accessibility, quality of search tools, quality of editorial and site content, and reliability and speed of fulfillment. Some of the current and potential competitors of DVDPlanet have large customer bases, greater brand recognition and significantly greater financial, marketing and other resources than DVDPlanet. In addition, some competitors may be able to obtain merchandise from vendors on more favorable terms, devote greater resources to marketing and promotional campaigns, adopt more aggressive pricing or inventory availability policies, and devote more resources to Web site and systems development than the Company. The DVDPlanet.com Web site could suffer reduced operating margins, market share and brand recognition as a result of increased competition.

        If We Cannot Keep Pace with Rapid Technological Change, Our Retail Sales May Be Adversely Affected.    We cannot assure you that we will successfully use new technologies effectively or adapt the DVDPlanet.com Web site or its systems to meet customer preferences, requirements or emerging industry standards. The technology driving Internet commerce changes rapidly. This rapid change results in the availability of many new products and services, new industry standards and frequent changes in user and customer preferences and requirements. The success of the DVDPlanet.com Web site depends, in part, on our ability to do the following:

  •
  license leading technologies useful in the Internet revenues business;

  •
  enhance the DVDPlanet.com Web site's existing services;

  •
  develop new services and technology that address the increasingly sophisticated and varied needs of our customers; and

  •
  respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis.

        If Internet Commerce Does Not Continue to Grow, Our Internet Sales Business May Be Adversely Affected.    Rapid growth in the use of and interest in the World Wide Web, Internet and other on-line services as a medium of consumer commerce is a recent phenomenon. Potential future revenues and profits from sales over the Internet substantially depend on the widespread acceptance and use of the Internet as an effective medium of commerce by consumers. We cannot assure you that the acceptance and use of the Internet will continue to develop of that a sufficiently broad base of consumers will adopt and use the Internet as a medium of commerce. For the DVDPlanet.com Web site to be successful, consumers who have historically used traditional means of commerce to purchase merchandise must accept and utilize this novel way of conducting business and exchanging information.

        Also, if the Internet continues to experience significant growth in the number of users, the frequency of use or larger bandwidth requirements, the infrastructure for the Internet could be adversely affected by capacity constraints. In addition, the Internet could lose its viability due to delays in the development or adoption of new standards and protocols required to handle increased levels of service activity. Changes in or insufficient availability of telecommunications services to support the Internet also could result in slower response times and could adversely affect consumer usage of the Internet. Our business, prospects, financial condition and results of operations could be materially adversely affected if use of the Internet does not continue to grow or grows more slowly than expected. Also, if the infrastructure for the Internet does not effectively support growth that may occur or if the Internet does not become a viable commercial marketplace, we could be adversely affected.

        We Face Security Risks in Selling Product Over the Internet.    Secure transmission of confidential information over public networks is a significant barrier to Internet commerce. Advances in computer "hacker" capabilities, new discoveries in the field of cryptography or other developments could compromise the security measures we employ to protect customer transaction data. In addition, concerns over the security of transactions conducted on the Internet and the privacy of users in general may inhibit the growth of Internet commerce. To the extent that our activities or the activities of third-party contractors involve the storage and transmission of proprietary information, such as credit card numbers, security breaches could damage our reputation and expose us to a risk of loss or litigation and possible liability. We may be required to expend significant capital and other resources to protect against such security breaches or to alleviate security-related problems and we cannot assure you that our security measures will prevent security breaches. Any compromise of our security systems could have a material adverse effect on our reputation, business, prospects, financial condition and results of operations.

        We May Experience Capacity Constraints and Other System Development Problems Relating to the Operation of the DVDPlanet Web Site.    A key element of our business strategy is to generate a high level of use of the DVDPlanet.com Web site. We believe it is important to our online reputation and the ability to attract customers that the DVDPlanet.com Web site offers superior customer service as well as reliability and availability of the related transaction-processing systems and network infrastructure. While we believe that we will be able to upgrade or install new hardware and software that will be sufficient to accommodate the anticipated traffic on the DVDPlanet.com Web site, we cannot assure you that periodic system interruptions will not occur even after any such upgrade or installation. Any substantial increase in the volume of traffic on the DVDPlanet.com Web site or substantial increase in the number of orders placed by customers will require us to further expand and upgrade our technology, including our transaction-processing systems and network infrastructure. In addition, we are dependent upon Web browser companies and Internet service providers to generate traffic to the Web site that will allow consumer access to our products and services. Viewers have experienced in the past and may in the future difficulties due to system or software failures or incompatibilities not within our control. Any system interruptions that result in the unavailability of the DVDPlanet.com Web site or reduced order fulfillment performance would reduce the volume of goods sold and the attractiveness of our online product and service offerings, which could have a material adverse effect on us.

        New Laws or Regulations Pertaining to the Internet, or the Application or Interpretation of Existing Laws Could Adversely Affect Our Business.    We could be materially adversely affected by any new legislation or regulation or by the application or interpretation of existing laws related to the Internet. Federal, state and foreign governmental organizations are currently considering many such legislative and regulatory proposals. If a government authority were to adopt laws or regulations that cover Internet-related issues such as user privacy, pricing and characteristics and quality of products and services provided, the growth of the Internet could be adversely affected. This could lead to a decrease in demand for products offered over the Internet, including those that the DVDPlanet.com Web site offers, and could increase the cost of doing business on the Internet. In addition, it is currently unclear how existing laws governing issues such as property ownership, copyright, trade secret, libel and personal privacy will be applied to the rapidly-changing Internet landscape. Laws and regulations directly applicable to Internet communications, commerce and advertising are becoming more prevalent, but remain largely unsettled.

  Cautionary Statements Relating to International Wholesale Distribution & Broadcast Rights Exploitation.

        We Face Risks in Distributing Our Programming Internationally.    We distribute our programming internationally and derive an increasing percentage of our revenues from outside the United States. As a result, our business may be subject to certain risks inherent in international trade, many of which are beyond our control. Risks faced in distributing our programming internationally include: cancellation or renegotiation of contracts, changes in laws and policies affecting international trade (including taxes), credit risk, fluctuating foreign exchange rates and controls, civil strife, acts of war, guerrilla activities, insurrection, terrorism, changing retailer and consumer tastes and preferences with regard to our programming, differing degrees of protection of our intellectual property, cultural barriers, and potential instability of foreign economies and governments.

ITEM 2.  PROPERTIES.

        Image's headquarters are located in Chatsworth, California and consists of two adjacent buildings (containing 30,080 and 15,440 square feet, respectively) that are leased from the same landlord. Both leases terminate on April 30, 2004. The monthly rent for the larger building is approximately $18,000 (subject to annual adjustment based on increases in the consumer price index). The monthly rent for the smaller building is approximately $11,000 (with scheduled yearly increases).

        Image owns approximately 8.4 acres of real property in Las Vegas, Nevada on which Image's 76,000 square foot distribution and fulfillment facility is located. Architectural plans prepared for Image allow for expanding the facility by an additional 74,000 square feet should the need arise. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation—Liquidity and Capital Resources—Management's Assessment of the Company's Liquidity Position for the Next 12 Months."

        DVDPlanet leases approximately 8,102 square feet of combined office, retail and warehouse space in Westminster, California. The lease provides for monthly rent of approximately $15,000 (subject to annual adjustment based on increases in the consumer price index) and will expire on November 22, 2002. The Company is currently evaluating whether to renew its existing lease or move its retail store to a larger leased location. As of April 2001, DVDPlanet has subleased additional office space of approximately 6,541 square feet in Huntington Beach, California for monthly rent of approximately $11,000 (subject to annual adjustment based on increases in the consumer price index). Such sublease will expire on August 31, 2002 and the space will subsequently be leased for a one-year term.

        Aviva leases approximately 2,325 square feet of office space in Belmont, California. The lease provides for monthly rent of $4,000 and expires on October 31, 2003. Aviva will vacate the office space no later than December 31, 2002. The Company remains responsible for the payments through the term of the lease and plans to sublease this space through the remainder of the lease period.

        Image leases, on a month-to-month basis, office space in New York City for its senior broadcast executive. The lease provides for monthly rent of approximately $1,000.

ITEM 3.  LEGAL PROCEEDINGS.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        None.

EXECUTIVE OFFICERS OF THE REGISTRANT

        Executive officers serve at the pleasure of Image's board of directors. There is no family relationship between any executive officer or director. The following table sets forth the position and age of Image's executive officers at June 1, 2002 and their business experience for at least the prior five years:

Executive Officer	Age	Position & Background
Martin W. Greenwald	60	Chairman of the Board, Chief Executive Officer and President since April 1981.
David A. Borshell	37
		Chief Operating Officer since July 2000; Senior Vice President, Sales, Marketing and Operations from December 1994 to June 2000. Prior to 1994, Mr. Borshell has held various positions at Image since starting as an Account Executive in February 1986. Mr. Borshell is a member of the DVD Entertainment Group, an industry trade association devoted to fostering consumer awareness of the DVD format.
Jeff M. Framer	41
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

___________________________________________________________________________________________

PART II
___________________________________________________________________________________________

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

        Image's common stock trades on The Nasdaq Stock Market under the symbol DISK. Image's common stock has been included on the Nasdaq National Market since February 19, 1991. The table below presents the quarterly high and low closing prices on the Nasdaq National Market during the past two fiscal years.

Fiscal Year Ended March 31, 2002	High	Low
Quarter ended June 30, 2001	$3.730	$1.870
Quarter ended September 30, 2001	$3.060	$1.490
Quarter ended December 31, 2001	$2.555	$1.700
Quarter ended March 31, 2002	$3.040	$2.040

Fiscal Year Ended March 31, 2001	High	Low
Quarter ended June 30, 2000	$5.250	$3.500
Quarter ended September 30, 2000	$4.438	$3.500
Quarter ended December 31, 2000	$4.281	$3.094
Quarter ended March 31, 2001	$3.500	$2.125

        As of June 3, 2002 there were 1,442 holders of record of Image's common stock.

        Image has never paid a cash dividend on its common stock and presently intends to retain any future earnings for business development. In addition, Image is party to loan agreements which prohibit Image's payment of dividends.

ITEM 6.  SELECTED FINANCIAL DATA.

        The selected financial data presented below was derived from the consolidated financial statements of the Company and should be read in conjunction with the financial statements, the notes thereto and the other financial information included therein.

	Years Ended March 31,
(In thousands, except per share data)	2002		2001		2000		1999		1998
Income Statement Data:
Net revenues(4)	$94,813		$100,033		$84,413		$76,888		$75,126
Operating costs and expenses(4)	93,260	(5)(6)	94,341		82,751		74,210		84,215
Earnings (loss) from operations	1,553		5,692		1,662		2,678		(9,089)
Interest expense, net	1,806		1,724		1,562		882		544
Other income	(18)		(468)		(1,315	)(1)	—		—
Earnings (loss) before income taxes	(235)		4,436		1,415		1,796		(9,633)
Income tax expense (benefit)	(40)		(3,996	)(2)	—	(3)	90	(3)	(52)
Net earnings (loss)	$(195)		$8,432		$1,415		$1,706		$(9,581)
Earnings (loss) per share:
Net earnings (loss)
Basic	$(.01)		$.52		$.09		$.12		$(.71)
Diluted	$(.01)		$.50		$.09		$.12		$(.71)
Weighted average shares outstanding
Basic	15,821		16,257		16,452		14,185		13,471
Diluted	15,821		17,637		16,490		14,309		13,471

	March 31,
(In thousands)	2002	2001	2000	1999	1998
Balance Sheet Data:
Total assets	$81,898	$74,991	$65,395	$56,445	$33,781
Total liabilities	49,390	42,516	39,554	32,113	25,116
Net shareholders' equity	32,508	32,475	25,841	24,332	8,665

(1)
Includes $899,000 in proceeds from settlements of litigation.

(2)
Income tax benefit reflects the elimination of the valuation allowance recorded against deferred tax assets as a result of management's estimate that future taxable income will be sufficient to utilize the entire benefit of the deferred tax assets.

(3)
Minimal or no income tax expenses were recorded due to the utilization of net operating losses to offset taxable income.

(4)
Net revenues and operating costs and expenses have been restated to reflect the guidelines of the Emerging Issues Task Force No. 01-09, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products. Net revenues and operating costs and expenses have been reduced on a historical basis from what was previously reported as follows: $736,000 for 2001, $441,000 for 2000, $300,000 for 1999 and $665,000 for 1998.

(5)
Includes $1,818,000 in one-time noncash credit relating to the discontinuation of the Company's laserdisc operations.

(6)
Includes a $696,000 write-down of advance royalties, relating to a certain line of programming, to estimated fair value.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        The following discussion and analysis should be read together with "Item 6. Selected Financial Data" and the Company's consolidated financial statements and the related notes thereto and other financial information contained elsewhere in this Form 10-K.

General

        The Company is an integrated home entertainment company, primarily engaged in the business of licensing and distributing entertainment programming. The Company licenses and exploits exclusive rights to a diverse array of general and specialty entertainment programming, such as music concerts and feature films, in DVD and other home entertainment formats. In addition to the Company's current core business of domestic DVD distribution, the Company also licenses exclusive broadcast rights including video-on-demand, broadband streaming and digital download, pay-per-view, in-flight, radio, satellite, cable and broadcast television. The Company not only licenses exclusive programming from third parties, it designs and produces additional content and value-added features for its DVD programming such as interactive menus, packaging and marketing materials. The Company has also expanded its business and operations to produce its own original entertainment programming focusing on DVD live performance music.

        The Company's three reportable business segments are Domestic Wholesale Distribution, including program licensing and production, Retail Distribution, which distributes programming direct-to-consumer and International Wholesale Distribution, including sublicensing and worldwide broadcast rights exploitation. Management currently analyzes the financial performance of these business segments based primarily on net revenues, operating costs and expenses and income (loss) before income taxes, to evaluate and allocate Company resources.

Critical Accounting Policies

        The Securities and Exchange Commission ("SEC") has recently issued Financial Reporting Release No. 60, Cautionary Advice Regarding Disclosure About Critical Accounting Policies ("FRR 60"), suggesting companies provide additional disclosure and commentary on those accounting policies considered most critical. FRR 60 considers an accounting policy to be critical if it is important to the Company's financial condition and results, and requires significant judgment and estimates on the part of management in its application. The Company believes the following represent the critical accounting policies of the Company as contemplated by FRR 60. Decisions involved in our critical accounting policies are based on management's exercise of judgment. For a summary of all the Company's significant accounting policies, including the critical accounting policies discussed below, see Note 1 to the accompanying consolidated financial statements.

Royalty and Distribution Fee Advances and Production Costs

        For each reporting period, management estimates the total revenues to be received throughout a title's license period from exploitation of that title in multiple home entertainment formats. While royalty and distribution fee advances and production costs are charged to operations as related revenues are earned, estimates of ultimate revenue are important in determining whether additional royalty expense or amortization of production costs should be recorded in any given reporting period. Royalty and distribution fee advances and production costs are amortized to expense in the same ratio that current period revenue for a title or group of titles bear to the estimated remaining unrecognized ultimate revenue for that title. Additionally, when estimates of total revenues and costs indicate that a title will result in an ultimate loss, additional amortization is recognized to the extent that capitalized advance royalty and distribution fees and production costs exceed their estimated fair value in the period when estimated.

        Management bases its estimates of ultimate revenue for each title on the historical performance of that title and of similar titles. Management updates such estimates based upon the actual results of each format's exploitation.

Inventory Valuation

        For each reporting period, we evaluate our ending inventories for excess quantities and obsolescence. This evaluation includes analyses of sales levels by product and projections of future demand. In addition, we write off inventories that are considered obsolete. Remaining inventory balances are adjusted to approximate the lower of our cost or market value and result in a new basis in such inventory until sold. If future demand or market conditions are less favorable than our projections, additional inventory write-downs may be required, and would be reflected in cost of sales in the period the revision is made.

Allowance for Sales Returns and Doubtful Accounts Receivable

        For each reporting period, management evaluates product sales and accounts receivables to estimate their effect on revenues due to product returns and delinquent accounts. Management's estimate of product sales that will be returned and the amount of receivables that will ultimately be collected requires the exercise of judgment and affects reported revenues and net income. In determining the estimate of product sales that will be returned, management analyzes historical returns, historical pricing and other credit memo data, current economic trends and changes in customer demand and acceptance of Image's products. Based on this information, management reserves a percentage of each dollar of product sales that provide the customer with the right of return as well as the right to take pricing or other credit memo items. Actual returns could be different from our estimates and current provisions for sales returns and allowances, resulting in future charges to earnings.

        Similarly, management evaluates accounts receivables to determine if they will ultimately be collected. In performing this evaluation, significant judgments and estimates are involved, including an analysis of specific risks on a customer-by-customer basis for Image's larger customers and an analysis of the length of time receivables have been past due. Based on the information, Management reserves an amount that is believed to be doubtful of collection. If the financial condition of our customers were to deteriorate or if economic conditions worsened, additional allowances may be required in the future.

Accounting for Income Taxes

        As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes. This process involves us estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income. To the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the statement of operations.

        Significant management judgment is required in determining our provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. The Company has not recorded a valuation allowance as of March 31, 2002, as we believe we currently have the ability to utilize our deferred tax assets before they expire. In the event that actual results differ from these estimates, or we adjust these estimates in future periods, we may need to establish a valuation allowance which could materially impact our financial position and results of operations.

Results of Operations

Fiscal Year Ended March 31, 2002 Compared to Fiscal Year Ended March 31, 2001

        The following tables present consolidated net revenues by format and net revenues by format as a percentage of total consolidated net revenues for the fiscal years ended March 31, 2002 and 2001. The information in the table below does not represent segment data, but rather is presented for purposes of explaining certain trends within net revenues:

	Fiscal Years Ended March 31,
			% Change
	2002	2001
	(in thousands)
Net revenues:
DVD:
Exclusive	$51,651	$59,182	(12.7)%
Nonexclusive	33,254	31,023	7.2

Total	84,905	90,205	(5.9)
VHS/CD	6,178	4,527	36.5
Broadcast/Sublicense	3,066	2,985	2.7
Laserdisc	321	1,794	(82.1)
Other	343	522	(34.3)

	$94,813	$100,033	(5.2)%

As a percentage of consolidated net revenues:
DVD:
Exclusive	54.5%	59.2%	(4.7)%
Nonexclusive	35.1	31.0	4.1

Total	89.6	90.2	(0.6)
VHS/CD	6.5	4.5	2.0
Broadcast/Sublicense	3.2	3.0	0.2
Laserdisc	0.3	1.8	(1.5)
Other	0.4	0.5	(0.1)

	100%	100%	—%

        The following table presents consolidated net revenues by reportable business segment for the fiscal years ended March 31, 2002 and 2001:

	Fiscal Years Ended March 31,
			% Change
	2002	2001
	(in thousands)
Net revenues:
Domestic Wholesale Distribution	$66,376	$76,485	(13.2)%
Retail Distribution	18,678	16,886	10.6
International Wholesale Distribution	9,759	6,662	46.5

Consolidated	$94,813	$100,033	(5.2)%

        Consolidated net revenues for all segments for the fiscal year ended March 31, 2002 decreased 5.2% to $94,813,000 from $100,033,000 for the fiscal year ended March 31, 2001. Factors that contributed to the decrease in consolidated net revenues for the fiscal year ended March 31, 2002 as compared to the fiscal year ended March 31, 2001 are detailed below.

        Net revenues for the Company's Domestic Wholesale Distribution segment for the fiscal year ended March 31, 2002 decreased 13.2% to $66,376,000 from net revenues of $76,485,000 for the fiscal year ended March 31, 2001. Management believes this segment's revenue performance was negatively impacted by economic weakness in the retail sector over the first half of fiscal 2002, coupled with the loss of exclusive revenues from the Orion and Universal license agreements which expired at the end of the last fiscal year. Revenue generated from these two agreements totaled $12,924,000 and $9,143,000 for fiscal 2001 and 2000, respectively. There was no revenue generated from these agreements in fiscal 2002. The Company experienced revenue growth in its Retail Distribution and its International Wholesale Distribution segments for fiscal 2002. Management believes that future revenue growth will be primarily dependent upon Image's ability to continue to license new exclusive programming as well as renew existing license agreements upon their expiration.

        Net revenues for DVDPlanet, the Company's Retail Distribution segment, for the fiscal year ended March 31, 2002 increased 10.6% to $18,678,000 from net revenues of $16,886,000 for the fiscal year ended March 31, 2001. Net revenues of DVD programming sold via the Internet increased 15.5% to $12,746,000 for fiscal 2002 from $11,034,000 for fiscal 2001. Management believes DVDPlanet began to benefit from consolidation in the DVD Internet retailing sector as well as the growing popularity of the DVD format. Management further believes a weak economic retail environment, especially in the first half of the fiscal year, negatively affected DVDPlanet's revenues. During fiscal 2002, DVDPlanet increased its selling prices to customers as well as shipping fees charged customers as part of management's plan to improve fiscal 2002 operating results. Shipping fees charged customers totaled $840,000 for fiscal 2002, up 52.2% from $552,000 for fiscal 2001.

        Net revenues for the Company's International Wholesale Distribution segment for the fiscal year ended March 31, 2002 were up 46.5% to $9,759,000 from net revenues of $6,662,000 for the fiscal year ended March 31, 2001. For fiscal 2002 and 2001, revenues of approximately $8,412,000 and $5,299,000, respectively, were derived from international wholesale distribution of Image's licensed DVD and VHS programming, either through international distribution or international sublicensees. For the fiscal years ended March 31, 2002 and 2001, revenues of approximately $1,347,000 and $1,363,000, respectively, were derived from international and domestic broadcast exploitation of the Image's licensed programming. Management expects that projected international growth of DVD player-households as well as a growing catalog of Image exclusive international DVD titles should continue to increase the Company's international DVD revenues.

        The following tables present consolidated cost of sales by reportable business segment and as a percentage of related segment net revenues for the fiscal years ended March 31, 2002 and 2001:

	Fiscal Years Ended March 31,
	2002	2001
	(in thousands)
Cost of sales:
Domestic Wholesale Distribution	$43,882	$51,007
Retail Distribution	15,377	15,014
International Wholesale Distribution	7,381	4,630

Consolidated	$66,640	$70,651

			% Change
As a percentage of segment net revenues:
Domestic Wholesale Distribution	66.1%	66.7%	(0.6)%
Retail Distribution	82.3	88.9	(6.6)
International Wholesale Distribution	75.6	69.5	6.1

Consolidated	70.3%	70.6%	(0.3)%

        Consolidated cost of sales for fiscal 2002 was $66,640,000, or 70.3% of net revenues, compared to $70,651,000, or 70.6% of net revenues, for fiscal 2001. Accordingly, consolidated gross profit margins were 29.7% and 29.4% for fiscal 2002 and fiscal 2001, respectively. For comparative purposes, exclusive of the fiscal 2002 $1,818,000 one-time credit to cost of sales for unnecessary reserves related to the discontinuation of the Company's domestic laserdisc distribution operations and a $696,000 charge to cost of sales related to the write-down to estimated net realizable value of advance royalties paid for international distribution rights for a certain line of programming, consolidated gross profit margin would have been 28.5%, or 0.9% lower than fiscal 2001. Several factors leading to the decrease in gross profit margin are addressed below.

        In general, the Company's cost of sales, as a percentage of net revenues, will vary from period to period depending upon the mix of revenue recognized from various distribution formats and other factors. Revenues that typically generate the highest gross profit margins are from domestic distribution of exclusively licensed programming. International distribution of exclusive programming typically generates somewhat lower gross profit margins due to lower international selling prices for DVD and VHS programming (as compared to the United States). Revenues from non-licensed exclusively distributed programming also generate lower gross profit margins than exclusively licensed programming. Revenues recognized from international sublicense of video programming and revenues recognized from domestic and international broadcast also generate lower gross profit margins than direct distribution of exclusive video programming due to normally higher royalty rates specific to those revenues. Revenues that generate the Company's lowest gross profit margins are from nonexclusive distribution of video programming.

        Gross margins for the Domestic Wholesale Distribution segment, as a percentage of segment revenues, increased by 0.6% to 33.9% for fiscal 2002 from 33.3% for fiscal 2001. Exclusive of the aforementioned credit to cost of sales related to laserdisc distribution, gross margins for the segment decreased by 2.2% to 31.1% for fiscal 2002 from 33.3% for fiscal 2001. The decrease was a result of lower revenues from sale of exclusive programming, due to the loss of the Orion and Universal agreements, in fiscal 2002 than fiscal 2001, offset, in part, by lower manufacturing costs for exclusive programming during fiscal 2002.

        Gross margins for the Retail Distribution segment improved by 6.6% to 17.7% for fiscal 2002, from 11.1% for fiscal 2001. The 6.6% improvement in gross profit margin was primarily due to the increase in selling prices to customers as well as an increase in shipping fees charged to customers as part of management's plan to improve fiscal 2002 operating results.

        Gross margins for the International Wholesale Distribution segment decreased by 6.1% to 24.4% for fiscal 2002 from 30.5% for fiscal 2001. For comparative purposes, excluding an impairment write-down of $696,000 in advance royalties paid for the international distribution rights to a certain line of programming to the estimated fair value of the distribution rights, gross profit margins increased to 31.5% for fiscal 2002 from 30.5% for fiscal 2001. The increase in gross margins was due to a more favorable sales mix of higher-margin direct distribution revenues during fiscal 2002 compared to fiscal 2001. Management expects gross margins to decline slightly from fiscal 2002 levels during fiscal 2003 as a result of declining DVD pricing internationally.

        The following tables present consolidated selling expenses by reportable business segment and as a percentage of related segment net revenues for the fiscal years ended March 31, 2002 and 2001:

	Fiscal Years Ended March 31,
	2002	2001	% Change
	(in thousands)
Selling expenses:
Domestic Wholesale Distribution	$4,712	$4,177	12.8%
Retail Distribution	2,271	2,506	(9.4)
International Wholesale Distribution	1,819	1,536	18.4

Consolidated	$8,802	$8,219	7.1%

As a percentage of segment net revenues:
Domestic Wholesale Distribution	7.1%	5.5%	1.6%
Retail Distribution	12.2	14.8	(2.6)
International Wholesale Distribution	18.6	23.1	(4.5)

Consolidated	9.3%	8.2%	1.1%

        Consolidated selling expenses for fiscal 2002 increased 7.1% to $8,802,000 for fiscal 2002 from $8,219,000 for fiscal 2001. As a percentage of consolidated net revenues, consolidated selling expenses increased by 1.1% to 9.3% for fiscal 2002 from 8.2% for fiscal 2001. Factors that led to the increase in consolidated selling expenses as a percentage of consolidated net revenues for fiscal 2002 as compared to fiscal 2001 are detailed below.

        Selling expenses for the Domestic Wholesale Distribution segment were up 12.8% to $4,712,000 for fiscal 2002 from $4,177,000 for fiscal 2001. As a percentage of segment net revenues, selling expenses for fiscal 2002 were 7.1%, up from 5.5% for fiscal 2001. During fiscal 2002, Image incurred comparatively higher advertising and product promotional expenditures (higher by $420,000) and increased personnel costs (higher by $180,000), offset, in part, by reduced trade-show convention expenditures (lower by $125,000). Image is incurring increasingly higher advertising and promotional expenditures on a specific title and line of programming basis. Management believes these higher expenditures are necessary for Image's exclusive titles to compete in the retail marketplace with programming released by the major motion picture studios as well as other program suppliers and expects this trend to continue in fiscal 2003.

        Selling expenses for the Retail Distribution segment decreased 9.4% to $2,271,000 for fiscal 2002 from $2,506,000 for fiscal 2001. As a percentage of segment net revenues, selling expenses were down by 2.6% to 12.2% from 14.8% for fiscal 2001. The decrease, as a percentage of net sales, was due to the staffing reduction, staffing redeployment and reduced promotional charges initiated in the fourth quarter of fiscal 2001 as part of management's plan to improve fiscal 2002 DVDPlanet operating results. Management expects to increase its advertising expenditures for DVDPlanet during fiscal 2003, as compared to fiscal 2002, in an effort to increase both retail store and Internet revenues.

        Selling expenses for the International Wholesale Distribution segment increased 18.4% to $1,819,000 for fiscal 2002 from $1,536,000 for fiscal 2001. As a percentage of segment net revenues, selling expenses were down by 4.5% to 18.6% from 23.1% for fiscal 2001. The decrease, as a percentage of net sales, was due, in part, to spreading of fixed segment costs over higher comparative fiscal revenues. On an absolute dollar basis, fiscal 2002 had comparatively higher personnel and trade show convention expenses (higher by $332,000) offset, in part by reduced advertising and promotion expenses (lower by $122,000). See "Aviva International, LLC."

        The following tables present consolidated general and administrative expenses by reportable business segment and as a percentage of related segment net revenues for the fiscal years ended March 31, 2002 and 2001:

	Fiscal Years Ended March 31,
	2002	2001	% Change
	(in thousands)
General and administrative expenses:
Domestic Wholesale Distribution	$9,064	$7,937	14.2%
Retail Distribution	2,096	1,557	34.6
International Wholesale Distribution	1,084	601	80.4

Consolidated	$12,244	$10,095	21.3%

As a percentage of segment net revenues:
Domestic Wholesale Distribution	13.7%	10.4%	3.3%
Retail Distribution	11.2	9.2	2.0
International Wholesale Distribution	11.1	9.0	2.1

Consolidated	12.9%	10.1%	2.8%

        Consolidated general and administrative expenses for fiscal 2002 increased 21.3% to $12,244,000 for fiscal 2002 from $10,095,000 for fiscal 2001. As a percentage of consolidated net revenues, consolidated general and administrative expenses increased by 2.8% to 12.9% for fiscal 2002 from 10.1% for fiscal 2001. Factors that led to the increase in consolidated general and administrative expenses as a percentage of consolidated net revenues for fiscal 2002 as compared to fiscal 2001 are detailed below.

        General and administrative expenses for the Domestic Wholesale Distribution segment were up 14.2% to $9,064,000 for fiscal 2002 from $7,937,000 for fiscal 2001. As a percentage of segment net revenues, general and administrative expenses for fiscal 2002 were 13.7%, up from 10.4% for fiscal 2001, with part of the increase due to spreading of fixed costs over lower revenues. The increase in absolute dollar general and administrative expenses for fiscal 2002 results, in part, from higher depreciation and amortization expense (higher by $423,000), a one-time litigation settlement expense accrual (including associated legal fees) totaling $310,000, higher other legal fees (higher by $231,000), higher personnel costs (higher by $225,000), higher professional fees (higher by $169,000) and the one-time write off of an investment of $150,000. These increased fiscal 2002 expenses were offset, in part, by lower performance-based bonuses in fiscal 2002 as compared to fiscal 2001 (lower by $584,000).

        General and administrative expenses for the Retail Distribution segment increased 34.6% to $2,096,000 for fiscal 2002 from $1,557,000 for fiscal 2001. As a percentage of segment net revenues, general and administrative expenses were up by 2.0% to 11.2% from 9.2% for fiscal 2001. The increase, as a percentage of net sales, was primarily due to higher costs related to personnel (including management information systems and third-party computer programmer services-higher by $208,000), higher depreciation and amortization expenses (higher by $120,000), higher bank credit card servicing fees (higher by $73,000) and higher rent expense (higher by $64,000) for fiscal 2002.

        General and administrative expenses for the International Wholesale Distribution segment increased 80.4% to $1,084,000 for fiscal 2002 from $601,000 for fiscal 2001. As a percentage of segment net revenues, general and administrative expenses were up by 2.1% to 11.1% from 9.0% for fiscal 2001. The increase in absolute dollar general and administrative expenses was primarily due to increased personnel costs (higher by $336,000). See "Aviva International LLC."

        Amortization of production costs for fiscal 2002 increased 4.1% to $5,065,000, or 5.3% of consolidated net revenue for fiscal 2002 from $4,867,000, or 4.9% of consolidated net revenue for fiscal 2001. This increase resulted primarily from an increase in exclusive programming released internationally during fiscal 2002 compared to fiscal 2001. Amortization of production costs for fiscal 2002 included $854,000 attributable to the International Wholesale Distribution segment as compared to $647,000 for fiscal 2001. The Company is beginning to see reduced production costs on a per-title basis as a result of lower mastering and other fees charged the Company by its manufacturer Ritek as compared to those costs charged the Company by its previous manufacturer in fiscal 2001. See "Liquidity and Capital Resources—Disc Manufacturing Agreement and Term Note Payable."

        Interest Expense, net of interest income, for fiscal 2002 increased 4.8% to $1,806,000, or 1.9% of consolidated net revenues from $1,724,000, or 1.7% of consolidated net revenues for fiscal 2001. The increase is attributable to higher weighted average outstanding debt levels offset, in part, by lower weighted average interest rate levels during fiscal 2002 as compared to fiscal 2001. The Company's weighted average interest rate for fiscal 2002 and fiscal 2001 was 6.97% and 9.14%, respectively.

        Other income for fiscal 2002 and fiscal 2001 was $18,000 and $468,000, respectively. Other income for fiscal 2002 consisted of the minority interest in the net loss of Aviva. Other income for fiscal 2001 consisted of a gain on sale of land in Nevada of $499,000, net of the minority interest in the net earnings of Aviva.

        The Company recorded an income tax benefit of $40,000 for fiscal 2002 based on a consolidated effective tax rate of approximately 17%. The effective tax rate was lower than the previously estimated 36% due to the disallowance of 45% of the state net operating loss carryforwards negatively impacting the deferred tax asset benefit. Income tax benefit of $3,996,000 for fiscal 2001 reflects the elimination of the valuation allowance recorded against the deferred tax assets as a result of management's estimates that future taxable income will be sufficient to utilize the entire benefit of the deferred tax assets. The effective tax rate is subject to on going review by management on a regular basis.

        Consolidated net loss for fiscal 2002 of $195,000, or $.01 per diluted share, compared to consolidated net earnings for fiscal 2001 of $8,432,000, or $.50 per diluted share.

Fiscal Year Ended March 31, 2001 Compared to Fiscal Year Ended March 31, 2000

        The following tables present consolidated net revenues by format and net revenues by format as a percentage of total consolidated net revenues for the fiscal years ended March 31, 2001 and 2000. The information in the table below does not represent segment data, but rather is presented for purposes of explaining certain trends within total revenues:

	Fiscal Years Ended March 31,
			% Change
	2001	2000
	(in thousands)
Net revenues:
DVD:
Exclusive	$59,182	$43,512	36.0%
Nonexclusive	31,023	28,595	8.5

Total	90,205	72,107	25.1
VHS/CD	4,527	3,131	44.6
Broadcast/Sublicense	2,985	—	—
Laserdisc	1,794	8,020	(77.6)
Other	522	1,155	(54.8)

	$100,033	$84,413	18.5%

As a percentage of net revenues:
DVD:
Exclusive	59.2%	51.5%	7.7%
Nonexclusive	31.0	33.9	(2.9)

Total	90.2	85.4	4.8
VHS/CD	4.5	3.7	0.8
Laserdisc	1.8	9.5	(7.7)
Other	3.5	1.4	2.1

	100.0%	100.0%	—%

        The following table presents consolidated net revenues by reportable business segment for the fiscal years ended March 31, 2001 and 2000:

	Fiscal Years Ended March 31,
			% Change
	2001	2000
	(in thousands)
Net revenues:
Domestic Wholesale Distribution	$76,485	$68,326	11.9%
Retail Distribution	16,886	15,837	6.6
International Wholesale Distribution	6,662	250	*

Consolidated	$100,033	$84,413	18.5%

*
Not meaningful

        Consolidated net revenues for all segments for the fiscal year ended March 31, 2001 increased 18.5% to $100,033,000 from $84,413,000, for the fiscal year ended March 31, 2000 due to growth in the DVD marketplace, both domestically and internationally. Image was unable to renew its exclusive domestic distribution agreements with Orion Home Entertainment Corp. (12 catalogue titles for which the Company's "sell-off period" expired March 31, 2001) and Universal Studios Home Video, Inc. (52 catalogue titles for which the Company's "sell-off period" expired March 13, 2001). Revenue generated from these two agreements totaled $12,924,000 in 2001 and $9,143,000 in 2000.

        Net revenues for the Company's Domestic Wholesale Distribution segment for fiscal 2001 increased 11.9% to $76,485,000 from net revenues of $68,326,000 for fiscal 2000, due to overall growth in the DVD marketplace.

        Net revenues for DVDPlanet, the Company's Retail Distribution segment, for fiscal 2001 increased 6.6% to $16,886,000 from $15,837,000 for fiscal 2000. Net revenues of DVD programming for DVDPlanet were up 44.3% to $15,098,000, or 89.4% of segment net revenues, for fiscal 2001 from $10,461,000, or 66.1% of segment net revenues, for fiscal 2000. Net revenues of DVD programming via the Internet increased 47.7% to $11,034,000 for fiscal 2001 from $7,469,000 for fiscal 2000. Although comparative annual net revenues of DVD programming were up 44.3%, or $4,637,000, comparative net revenues for laserdisc programming were down 77.9%, or $3,361,000. Net revenues of laserdisc programming were $955,000 for fiscal 2001 versus $4,316,000 for fiscal 2000.

        Net revenues for the Company's International Wholesale Distribution segment for fiscal 2001 were $6,662,000 compared to $250,000 for fiscal 2000. This segment was formed in June 1999. Approximately $5,299,000, or 79.5% of segment revenues, was derived from International Wholesale Distribution of Image's licensed DVD and VHS programming, either through international distribution or international sublicensees. Approximately $1,363,000, or 20.5% of segment revenues, was derived from international broadcast exploitation of the Image's licensed programming.

        The following tables present consolidated cost of sales by reportable business segment and as a percentage of related segment net revenues for the fiscal years ended March 31, 2001 and 2000:

	Fiscal Years Ended March 31,
	2001	2000
	(in thousands)
Cost of sales:
Domestic Wholesale Distribution	$51,007	$49,215
Retail Distribution	15,014	13,876
International Wholesale Distribution	4,630	152

Consolidated	$70,651	$63,243

			% Change
As a percentage of segment net revenues:
Domestic Wholesale Distribution	66.7%	72.0%	(5.3)%
Retail Distribution	88.9	87.6	1.3
International Wholesale Distribution	69.5	60.8	8.7

Consolidated	70.6%	74.9%	(4.3)%

        Consolidated cost of sales for fiscal 2001 was $70,651,000, or 70.6% of net revenues, compared to $63,243,000, or 74.9% of net revenues for fiscal 2000. Accordingly, consolidated gross profit margin improved to 29.4% for fiscal 2001 from 25.1% for fiscal 2000. The increase in gross profit margin primarily reflects the growth in the Company's exclusive DVD programming revenues, the continued shift in sales mix from laserdisc to higher-profit margin DVD programming and lower DVD replication costs. Additionally, the fiscal 2001 lower of cost or market inventory writedowns were $148,000, substantially lower than $1,010,000 in fiscal 2000, contributing to a lower comparative gross profit margin in fiscal 2000.

        Gross margins for the wholesale distribution segment improved 5.3% to 33.3% for fiscal 2001 from 28.0% for fiscal 2000. The 5.3% increase was primarily due to a more favorable sales mix of higher-margin exclusive programming.

        Gross margins for the Retail Distribution segment declined 1.3% to 11.1% for fiscal 2001 from 12.4% for fiscal 2000. The 1.3% reduction is primarily due to the sales mix of programming sold during the period as well as a less favorable ratio of shipping income included in revenues and shipping expenses included in cost of sales for fiscal 2001 compared to fiscal 2000.

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

        The following tables present consolidated selling expenses by reportable business segment and as a percentage of related segment net revenues for the fiscal years ended March 31, 2001 and 2000:

	Fiscal Years Ended March 31,
			% Change
	2001	2000
	(in thousands)
Selling expenses:
Domestic Wholesale Distribution	$4,177	$3,545	17.8%
Retail Distribution	2,506	2,266	10.6
International Wholesale Distribution	1,536	567	170.9

Consolidated	$8,219	$6,378	28.9%

As a percentage of segment net revenues:
Domestic Wholesale Distribution	5.5%	5.2%	0.3%
Retail Distribution	14.8	14.3	0.5
International Wholesale Distribution	23.1	226.8	(203.7)

Consolidated	8.2%	7.6%	0.6%

        Consolidated selling expenses for fiscal 2001 increased 28.9% to $8,219,000 from $6,378,000 for fiscal 2000. As a percentage of consolidated net revenues, consolidated selling expenses for fiscal 2001 increased to 8.2% from 7.6% for fiscal 2000. Factors that led to the increase in consolidated selling expenses for fiscal 2001 as compared to fiscal 2000 are detailed below.

        Selling expenses for the Domestic Wholesale Distribution segment were up 17.8% to $4,177,000 for fiscal 2001 from $3,545,000 for fiscal 2000. As a percentage of segment net revenues, selling expenses for fiscal 2001 were 5.5%, up from 5.2% for fiscal 2000. Image incurred comparatively higher promotional and advertising expenditures (higher by $249,000) during fiscal 2001. In an effort to drive exclusive sales, Image's incurred higher expenditures during fiscal 2001 for specific title and line of programming promotions. Additionally, as compared to fiscal 2000, fiscal 2001 included comparatively higher sales commissions and personnel costs (higher by $262,000).

        Selling expenses for the Retail Distribution segment increased 10.6% to $2,506,000 for fiscal 2001 from $2,266,000 for fiscal 2000. As a percentage of segment net revenues, selling expenses for fiscal 2001 were 14.8%, up from 14.3% for fiscal 2000. Fiscal 2001 included comparatively higher personnel costs (higher by $552,000). This was offset by lower promotional expenses of $335,000.

        Selling expenses for the International Wholesale Distribution segment increased 170.9% to $1,536,000 for fiscal 2001 from $567,000 for fiscal 2000. Selling expenses for the International Wholesale Distribution segment, as a percentage of segment revenues, were 23.1% for fiscal 2001. Fiscal 2001 had comparatively higher expenditures for advertising and promotion (higher by $764,000) and personnel (higher by $96,000). Additionally, fiscal 2001 had comparatively higher costs attributable to international travel and trade shows (higher by $89,000).

        The following tables present consolidated general and administrative expenses by reportable business segment and as a percentage of related segment net revenues for the fiscal years ended March 31, 2001 and 2000:

	Fiscal Years Ended March 31,
			% Change
	2001	2000
	(in thousands)
General and administrative expenses:
Domestic Wholesale Distribution	$7,937	$7,229	9.8%
Retail Distribution	1,557	1,242	25.4
International Wholesale Distribution	601	164	266.5

Consolidated	$10,095	$8,635	16.9%

As a percentage of segment net revenues:
Domestic Wholesale Distribution	10.4%	10.6%	(0.2)%
Retail Distribution	9.2	7.8	1.4
International Wholesale Distribution	9.0	65.6	(56.6)

Consolidated	10.1%	10.2%	(0.1)%

        Consolidated general and administrative expenses for fiscal 2001 increased 16.9% to $10,095,000 from $8,635,000 for fiscal 2000. As a percentage of consolidated net revenues, consolidated general and administrative expenses for fiscal 2001 were 10.1%, down from 10.2% for fiscal 2000. Factors that led to the increase in consolidated general and administrative expenses in absolute dollars for fiscal 2001 as compared to fiscal 2000 are detailed below.

        General and administrative expenses for the Domestic Wholesale Distribution segment for fiscal 2001 were up 9.8% to $7,937,000 from $7,229,000 for fiscal 2000. As a percentage of segment net revenues, general and administrative expenses for fiscal 2001 were 10.4%, down from 10.6% for fiscal 2000. The increase in absolute dollar general and administrative expenses for fiscal 2001 results, in part, from higher personnel costs, including performance-based bonuses, annual raises and amortization of restricted stock units (higher by $638,000). Additionally, for fiscal 2001, Image incurred higher depreciation and amortization expense (higher by $261,000) relating to increased capital expenditures; accrued compensation costs, including salary, severance and bonus under an executive employment agreement totaling $196,000, and a higher provision for potential uncollectible accounts receivable (higher by $146,000) related to the Chapter 11 bankruptcy of Internet retailer Express.com. These increases were offset by a $300,000 reduction in accrued legal settlement costs and reduced shareholder relations costs (lower by $192,000).

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

        General and administrative expenses for the International Wholesale Distribution segment increased 266.5% to $601,000 for fiscal 2001 from $164,000 for fiscal 2000. As a percentage of sales, general and administrative expenses were 9.0% for fiscal 2001. Fiscal 2001 represented the first full fiscal year of revenue generating operations for the International Wholesale Distribution segment.

        Amortization of production costs for fiscal 2001 increased 21.9% to $4,867,000, or 4.9% of consolidated net revenues, from $3,992,000, or 4.7% of consolidated net revenues, for fiscal 2000 resulting from an increase in exclusive titles, primarily international versions, released and amortized during fiscal 2001 compared to fiscal 2000. Amortization of production costs for fiscal 2001 included $647,000 attributable to the International Wholesale Distribution segment.

        Interest expense, net of interest income, for fiscal 2001 increased 10.4% to $1,724,000, or 1.7% of consolidated net revenues, from $1,562,000, or 1.9% of consolidated net revenues, for fiscal 2000. The increase is attributable primarily to higher weighted average interest rate levels during fiscal 2001 as compared to fiscal 2000.

        Other income for fiscal 2001 was $468,000 consisting of gain on sale of land in Nevada of $499,000, net of the minority interest in the net earnings of Aviva of $31,000. Other income for fiscal 2000 of $1,315,000 consisted primarily of proceeds from settlements in connection with Image's litigation against LEI Partners, L.P. totaling $899,000 and the minority interest in the net loss of Aviva of $383,000.

        Income tax benefit of $3,996,000 for fiscal 2001 reflects the elimination of the valuation allowance recorded against the deferred tax assets. In March 2001, Image entered into a then-new disc manufacturing agreement that it expected would result in a lower future cost structure beginning in the quarter ending December 31, 2001. In addition, in March 2001, management implemented an action plan to improve DVDPlanet's future operating results. Based on these factors and projections for future taxable income, management concluded that it was more likely than not that the results of future operations would generate sufficient taxable income to realize the benefit of the deferred tax assets. The effective tax rate is subject to on going review by management on a regular basis. The Company did not record an income tax expense for fiscal 2000 due to the availability of net operating loss carryforwards to offset taxable income and no net change in the net deferred tax asset position.

        Consolidated net earnings for fiscal 2001 and 2000 was $8,432,000 and $1,415,000, respectively, or $.50 and $.09 per diluted share, respectively.

Aviva International, LLC

        In June 1999, Image formed Aviva with Michael Lopez, President of International Consulting & Business Management. Aviva is 50% owned by each of Image and Mr. Lopez. Aviva acts as international sales agent for Image's licensed programming for which it holds distribution rights for worldwide broadcast and international home video. Mr. Lopez serves as Manager of Aviva and supervises the day-to-day operations. Aviva receives a percentage of the net distribution revenues generated by the exploitation of Image's international distribution rights during the term of the Operating Agreement (representing 100% of Aviva's revenues). Both Image and Mr. Lopez have contributed funds to Aviva in the form of interest-bearing loans to be used for working capital. Mr. Lopez remains contingently liable for his share of the obligations of Aviva. Loans to Aviva from Image totaled approximately $732,000 at March 31, 2002. Loans from Image and Mr. Lopez will be repaid by Aviva prior to any profit distributions to Image or Mr. Lopez. Although Image owns only 50% of the joint venture, it has the ability to exercise control over the operations of Aviva. Image has final approval for all hiring, capital budgeting and expenditure decisions. Image has final approval for all negotiated international exploitation agreements for Image-licensed programming and the authority to compel Aviva to add/reduce staff or reorganize the operations of the joint venture. Accordingly, Aviva's operating loss, since its formation, is consolidated with the Company's consolidated statements of operations for the fiscal years ended March 31, 2002, 2001 and 2000; and a minority interest representing Mr. Lopez's share of profits and losses is reflected in the Company's consolidated financial statements. The financial results of Aviva and the international operations of Image have been consolidated for segment reporting purposes under the operating segment International Wholesale Distribution.

        During the quarter ended March 31, 2002, Image began consolidating international wholesale home video distribution activities because management believes its existing infrastructure can more effectively and efficiently manage international distribution operations rather than shared responsibility with the staff at Aviva. Through the remainder of calendar year 2002, Aviva will downsize operations, reduce staff and transfer international home video sublicense and broadcast sales responsibilities to Image by December 31, 2002. Thereafter, Aviva will continue to receive its percentage of net revenues generated by the exploitation of Image's international distribution rights until all of its debt obligations to Image and Mr. Lopez are fully repaid in accordance with the Operating Agreement. Management expects the loans to be repaid of out of Aviva's share of the internationally generated revenues by December 31, 2003. Severance costs related to staff reductions at Aviva totaled approximately $29,000 and are accrued as selling and general and administrative expenses in the accompanying statements of operations. Image remains financially responsible for monthly lease payments of $4,000 on Aviva's Belmont, California leased office space through October 31, 2003, the end of the lease term. The Company plans to sublease the space through the remainder of the lease period and believes any net loss on this lease will be nominal.

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

Recently Issued Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method be used for all business combinations initiated after June 30, 2001. SFAS No. 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The amortization of goodwill ceases upon adoption of SFAS No. 142. Image adopted the new rules for measuring the impairment of goodwill and certain intangible assets on April 1, 2002.

        During its fourth quarter ended March 31, 2002, Image engaged Houlihan Lokey Howard & Zukin, an independent financial advisory services company, to prepare certain analyses as a valuation basis for goodwill impairment testing and financial reporting purposes. Specifically they were engaged to express their conclusions as of April 1, 2002, regarding (i) the fair value of DVDPlanet (a Reporting Unit as defined by SFAS No. 142) on an enterprise value basis to be used to determine whether the carrying value of goodwill is impaired and (ii) the fair value of the material identifiable intangible assets and goodwill of DVDPlanet for use in determining the amount of goodwill impairment. This is the only goodwill that exists at March 31, 2002.

        Based upon their findings, the carrying value of Image's acquired goodwill was determined to be impaired pursuant to the new valuation guidelines of SFAS No. 142. The adoption of SFAS No. 142 will result in a one-time, noncash, pretax charge of $5,997,000. The non-operating impairment charge will be recorded as a cumulative effect of a change in accounting principle, net of the tax effect, in the Company's consolidated statement of operations for the quarter ending June 30, 2002.

        In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supercedes both SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30 ("APB No. 30"), Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for recognizing and measuring the impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS No. 121. For example, SFAS No. 121 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. SFAS No. 144 retains the basic provisions of APB No. 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). The Company plans to adopt SFAS No. 144 in the quarter ending June 30, 2002. Management does not expect the adoption of SFAS No. 144 to have a material impact on the Company's financial statements because the impairment assessment under SFAS No. 144 is largely unchanged by SFAS No. 121.

        In April 2001, the FASB's Emerging Issues Task Force ("EITF") Issue No. 00-25, Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products, which was later codified along with other similar issues, into EITF 01-09, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products. EITF 01-09 was effective for the Company in the fourth quarter ended March 31, 2002. EITF clarifies the income statement classification of costs incurred by a vendor in connection with the reseller's purchase or promotion of the vendor's products, resulting in certain market development advertising and product placement costs previously classified as selling expenses to be reflected as a reduction of revenues earned from that activity. As a result of applying the provisions of EITF 01-09, the Company's revenues and selling expenses each were reduced by $1,019,000, $736,000 and $441,000 for fiscal years ended 2002, 2001 and 2000, respectively.

        In June 2000, the FASB issued SFAS No. 139, which, effective for financial statements for fiscal years beginning after December 15, 2001, rescinds SFAS No. 53. The companies that were previously subject to the requirements of SFAS No. 53 are now to follow the guidance in American Institute of Certified Public Accountants Statement of Position ("SOP") 00-2, Accounting by Producers or Distributors of Films, issued in June 2001. SOP 00-2 establishes new accounting and reporting standards for all producers and distributors that own or hold the rights to distribute or exploit films. SOP 00-2 provides that the cumulative effect of changes in accounting principles caused by its adoption should be included in the determination of net earnings in conformity with Accounting Principles Board Opinion No. 20, Accounting Changes. The Company adopted SOP 00-2 on April 1, 2001. The adoption of SOP 00-2 did not have a material impact on the Company's consolidated financial statements.

        In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137, Deferral of the Effective Date of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities—an Amendment to SFAS No. 133, which is effective for all quarters of the fiscal years beginning after June 15, 2001. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company adopted SFAS No. 133 on April 1, 2001. The adoption of SFAS No. 133 did not impact its consolidated results of operations.

Liquidity and Capital Resources

        The Company's working capital requirements vary primarily with the level of its licensing, production and distribution activities. The principal recurring uses of working capital in operations are for program licensing costs (i.e., royalty payments, including advances to program suppliers), distribution fee advances, manufacturing and production costs, costs of acquiring finished product for wholesale and retail distribution and selling, general and administrative expenses. Continued availability of sufficient working capital is a substantial limiting factor in Image's ability to license new programming, and therefore maximizing available working capital is therefore critical to the Company's operations. Working capital has historically been provided by cash flows from operations, private and public sales of common stock, notes representing short- and long-term debt and bank borrowings.

Sources and Uses of Working Capital for Fiscal 2002.

        The Company's net loss for fiscal 2002 was $195,000. During fiscal year 2002, the significant uses of working capital in operating activities were: royalty and distribution fee advances (higher by $4,496,000) to obtain exclusively distributed programming and an increase in level of accounts receivable (higher by $4,580,000) primarily due to timing of collections. Our sales to our largest customers grew during fiscal 2002 as compared to fiscal 2001. These larger customers have a tendency to be slower paying and accordingly, have increased the Company's average collection period from 72 days for fiscal 2001 to 89 days for fiscal 2002. Additionally, our revenues generated from international distribution were higher in the fourth quarter of fiscal 2002 as compared to the fourth quarter of fiscal 2001.

        The Company's significant sources of working capital used to fund the Company's operations during fiscal 2002 were increased borrowings under its revolving credit and term loan facility with Foothill (higher by $7,517,000), offset, in part, by principal payments reducing other debt obligations (higher by $1,622,000).

The Company's Liquidity Position at March 31, 2002

        At March 31, 2001, the Company had cash of $606,000, borrowings outstanding of $2,603,000 and borrowing availability of $12,512,000 under its $15 million revolving credit and $500,000 capital expenditures term loan facilities with Foothill Capital Corporation ("Foothill"). At March 31, 2002, the Company had cash of $303,000, borrowings outstanding of $10,120,000 and borrowing availability of $5,730,000 under its $15 million revolving credit and $1 million capital expenditures term loan facilities, as amended, with Foothill. During the fiscal year ended March 31, 2002, the Company's outstanding borrowings increased with Foothill because operational cash flow was insufficient to fund the Company's working capital needs. During this period, the Company's working capital needs increased significantly, primarily by reason of the Company's aggressive acquisition of exclusive rights to entertainment programming for worldwide distribution. Management believes the slowing economy and its effect on our wholesale customers' buying habits and retail customers' discretionary spending habits, and the loss of exclusive revenues due to the expiration of two significant license agreements, negatively impacted revenue performance over fiscal 2002.

        At March 31, 2002, the Company had one outstanding standby letter of credit in the amount of $150,000 issued by Foothill which expires November 18, 2002. This letter of credit secures trade payables due to a program supplier.

        At March 31, 2002, the Company had future license obligations for royalty advances, minimum guarantees and other fees of $5,647,000 due in fiscal 2003, $835,000 due in fiscal 2004 and $100,000 due in fiscal 2005. These advances and guarantees are recoupable against future royalties and distribution fees earned (in connection with Company revenues) by the licensors and program suppliers, respectively. Depending upon the competition for license and exclusive distribution rights, the Company may have to pay increased advances, guarantees and/or royalty rates in order to acquire or retain such rights in the future.

Management's Assessment of the Company's Liquidity Position for the next 12 Months.

        Over the past 18 months, the Company has been on an aggressive licensing campaign to provide a foundation for future exclusive worldwide revenue growth, as well as to replace the exclusive revenues lost by reason of the expiration of the Orion and Universal agreements in March 2001. We believe that our aggressive licensing efforts will substantially contribute to our success as a leading independent provider of DVD programming, including music-related and other entertainment programming. See "Item 1. Business—Business Segments—Domestic Wholesale Distribution." These license agreements normally require substantial up-front royalty advances prior to the release of the programming.

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

        During the nine months ended March 31, 2002, management has taken the following courses of action to manage its expected cash outflows against cash inflows and accordingly, fund working capital requirements for the next 12 months:

        Suspended Stock Repurchase Plan.    In June 2001, management suspended the repurchase of its common stock under its existing stock repurchase plan until such time as the Company's projected short-term and long-term operating cash flow improves and then-current market conditions and other factors may allow.

        Amended Revolving Credit and Term Loan Facilities.    Effective September 30, 2001, management amended the Company's revolving credit and term loan facilities with Foothill to extend the term of the facilities and increase its then-borrowing availability. See "Financing."

        Rescheduled Commitments Under Existing License Agreements.    Management was successful in working with certain licensors to reschedule payment of certain royalty advance commitments to later in fiscal 2002 and into fiscal 2003 in an attempt to better match such advances paid with the release of the related licensed content.

        Negotiated Extended Repayment Terms Under Ritek Obligation.    At March 31, 2002, Image owed Ritek $5,347,000 of the original $6,500,000 loan. Image had not been making timely principal payments in accordance with the provisions of the loan obligation. Based upon management's projections of future disc manufacturing with Ritek, management estimated that a significant portion of the $5,347,000 outstanding obligation would become due by September 1, 2002. Effective March 26, 2002, Image renegotiated the terms of the loan with Ritek, converting it from an essentially current obligation to a 48 month obligation. See "Disc Manufacturing Agreement and Term Note Payable."

        Negotiated Extended Repayment Terms Under Image Investors Co. ("IIC") Obligation.    On June 5, 2002, Management reached an agreement in principle with IIC to amend its September 29, 1997 credit agreement and related note payable to, among other things, extend the repayment term of the $5,000,000 in outstanding debt due October 1, 2002. IIC is Image's largest shareholder. See "Convertible Subordinated Note Payable."

        Sale and Leaseback Las Vegas, Nevada Property.    In May 2002, the Company listed for sale and leaseback its Las Vegas, Nevada property, which includes the building that houses its distribution and fulfillment facility, the land on which the building is located and the adjacent unimproved land held for potential future expansion of the distribution facility. The Company is planning to the use net proceeds from a potential sale to reduce the Company's outstanding debt, including $2,833,000 under the real estate credit facility, which is secured by the property. As part of a transaction, the Company is seeking a ten-year operating lease plus three consecutive options to extend the lease for five years each. The Company is planning to pay lease rent, similar to other rent paid for like Las Vegas, Nevada properties, for the use of the distribution and fulfillment facility. The Company is also planning to pay lease rent to maintain the adjacent parcel unoccupied, for the first five years, for potential future expansion of the distribution facility. Any transaction would be subject to approval by the Company's lenders.

        New Exclusive License Agreements.    When possible and when in the best interests of the Company, management has continued to attempt to acquire future rights pursuant to license agreements which provide for reduced or no up-front payments of advance royalties, as well as a larger percentage of advances and/or guarantees tied to the release of the licensed content. In addition, in order to better manage working capital and the payment of royalty and distribution fee advances, Image began implementing new procedures and operational controls for determining and approving license and distribution agreements.

        Management believes that through continued successful implementation of the above courses of action and its projected cash flows from operations, borrowing availability under its revolving lines of credit, cash on hand and trade credit will provide the necessary capital to meet the Company's projected cash requirements for at least the next 12 months. However, any projections of future cash needs and cash flows are subject to substantial uncertainty.

Disc Manufacturing Agreement and Term Note Payable.

        In March 2001, Image entered into an Optical Disc Replication and Loan Agreement (the "Ritek Agreement") with MRT Technology LLC, doing business as Ritek Global Media ("Ritek"). The five-year term of the Ritek Agreement commenced August 1, 2001. Under the Ritek Agreement, Ritek has become the exclusive provider of manufacturing services associated with the Image's DVD, DVD-audio and compact disc programming as well as Image's programming on all future home entertainment storage mediums then-serviced by Ritek.

        The Ritek Agreement has reduced Image's optical disc manufacturing costs and related production service costs on a per-disc basis for Image's exclusive domestic and international releases from pre-Ritek Agreement cost levels.

        Additionally, under the terms of the Ritek Agreement, Ritek provided Image with a non-interest bearing $6,500,000 title development loan in March 2001. The loan was to assist the Company in funding the acquisition of entertainment programming for exclusive U.S. and/or worldwide distribution. Outstanding balances under the loan are subordinate to all of Image's obligations to Foothill, Bank of America, BankAmerica Leasing and Capital Corporation and IIC and all replacements and refinancing of such debt.

        Image was required to repay the outstanding loan balance each year on a per-unit manufactured basis of $1.00 for each DVD and $.50 for each CD ordered by the Company from Ritek. The Ritek Agreement also provided for an additional advance on September 1 of each year (2002 through 2005), based upon the amount of loan repaid in the prior 12-month period. The Company had repaid $1,153,000 in principal through March 31, 2002.

        As a result of management's strong relationship with Ritek, Image was able to restructure the terms of the loan with Ritek effective March 26, 2002. Under the amended terms of the loan, the outstanding loan balance of approximately $5,347,000 at March 31, 2002, was converted to a long-term note. The note is payable to Ritek in 48 monthly installments of approximately $111,000 plus accrued interest at 6% per annum. Image began repayment under the terms of the note on April 1, 2002. Under the amended terms of the loan, Ritek is not obligated to make any further advances to Image. However, all amounts payable in connection with the loan remain subordinate to repayment of Image's current and future senior debt.

        Management believes the revised repayment terms of the amended loan will better match Image's actual and anticipated cash flows from distribution of the programming acquired with the original Ritek title development funding.

Convertible Subordinated Note Payable.

        At March 31, 2002, Image had $5,000,000 outstanding under the convertible subordinated note payable to IIC with interest payable quarterly at 8.0% per annum, and principal due September 29, 2002. The loan is convertible at IIC's election into Image's common stock at any time during the term at a conversion price of $3.625 per share.

        On June 5, 2002, the Company and IIC reached an agreement in principle to amend certain terms of the credit agreement, dated as of September 29, 1997. The Company expects the amendment to be finalized in July 2002. The maturity date contained in the credit agreement was extended three years to October 1, 2005 from October 1, 2002. The other amended terms are as follows:

        The note contains the following mandatory prepayment conditions: Year one extension period—$1,000,000 payable quarterly ($250,000 on October 1, 2002 and on each of January 1, April 1 and July 1, 2003), Year two extension period- $1,500,000 payable quarterly ($375,000 on October 1, 2003 and on each of January 1, April 1 and July 1, 2004) and Year three extension period—$2,500,000 ($625,000 on October 1, 2004 and on each of January 1, April 1 and July 1, 2005).

        The interest rate was increased to the prime rate plus 5% per annum (9.75% on March 31, 2002) from a fixed rate of 8% per annum. The new variable interest rate is capped at 12%.

        Should the Company sell and lease back its Las Vegas, Nevada property or obtain any equity financing during the term of this note, the Company would prepay the third-year extension period's mandatory prepayment in an amount equal to the lesser of 75% of the net proceeds received from a transaction or $2.5 million, subject to Foothill approval.

        The note remains unsecured, subordinated to the Company's senior lenders and convertible at anytime during the term at $3.625 per share.

Other Financing Activities.

        Amendment of Revolving Credit and Term Loan Facility.    Effective September 30, 2001, the Company and Foothill amended its Loan and Security Agreement dated December 28, 1998 (the "Foothill Agreement"). The significant terms amended are as follows: (1) the term of the Foothill Agreement was extended three years to December 29, 2004 (the Foothill Agreement still contains an automatic renewal provision for successive one-year periods thereafter unless terminated by either the Company or Foothill); (2) certain borrowing base availability limitations were redefined providing the Company with additional borrowing availability under the revolving credit facility; (3) the minimum interest rate for the facilities was lowered from 7% to 5.75%; (4) the maximum borrowing limit under the capital expenditure term loan facility component of the Foothill Agreement was raised from $500,000 to $1,000,000; (5) the tangible net worth financial covenant was redefined, increasing minimum required net worth levels for the Company to maintain quarterly; and (6) a covenant requiring the Company to maintain certain minimum levels of quarterly EBITDA (earnings before interest, taxes, depreciation and amortization) was added.

        The Foothill Agreement provides for revolving advances and the issuance and guaranty of standby letters of credit under a $15,000,000 revolving credit facility and a series of term loans under a $1,000,000 capital expenditure term loan facility. Borrowings under the Foothill Agreement are limited to the "borrowing base," as defined therein, are secured by substantially all of Image's assets and bear interest at the lender's prime rate plus .75%. At March 31, 2002, borrowings bore interest at the higher interest rate "floor" of 5.75%, per annum and payable monthly. At March 31, 2002, Image had a total of $9,834,000 and $286,000, respectively, outstanding under the revolving credit and term loan facilities and had borrowing availability under its revolving credit facility of $5,016,000 (based on its borrowing base), net of amounts utilized for outstanding letters of credit, and borrowing availability of $714,000 under its capital expenditure term loan facility.

        Note Payable to Bank.    On June 28, 2000, Image entered into a Business Loan Agreement with Bank of America, N.A. in Nevada for an equipment line of credit. On September 30, 2001, this line was converted into a note payable. Outstanding borrowings are repaid in equal monthly installments through February 28, 2005 and bear interest at LIBOR plus 2.50% (4.37% at March 31, 2002), per annum, payable monthly. Outstanding borrowings are secured by the related equipment purchased. Image had $763,000 outstanding under this note at March 31, 2002.

        Other than items discussed above, there were no other significant changes in the Company's indebtedness terms.

Other Items.

        In October 2001, the Company settled its litigation with Universal Studios Home Video, Inc. The Company accrued $310,000 in related settlement fee expense and associated legal expenses as a component of general and administrative expenses in the accompanying consolidated statement of operations for the fiscal year ended March 31, 2002.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates and foreign currency exchange rates. Changes in interest rates and, in the future, changes in foreign currency exchange rates have and will have an impact on the Company's results of operations.

        Interest Rate Fluctuations.    At March 31, 2002, approximately $18.7 million of the Company's outstanding borrowings are subject to changes in interest rates; however, the Company does not use derivatives to manage this risk. This exposure is linked to the prime rate and LIBOR. The Company believes that moderate changes in the prime rate or LIBOR would not materially affect the operating results or financial condition of the Company. For example, a 1% change in interest rates would result in an approximate $187,000 annual impact on pretax income (loss) based upon those outstanding borrowings at March 31, 2002.

        Foreign Exchange Rate Fluctuations.    At March 31, 2002, approximately $2.1 million of the Company's accounts receivables related to international distribution and denominated in foreign currencies are subject to foreign exchange rate risk in the future. The Company distributes certain of its licensed DVD and VHS programming (for which the Company has international distribution rights) internationally through international subdistributors. Additionally, the Company exploits international broadcast rights to its licensed entertainment programming. The Company believes that moderate changes in foreign exchange rates will not materially affect the operating results or financial condition of the Company. For example, a 10% change in exchange rates would result in an approximate $210,000 impact on pretax income (loss) based upon those outstanding receivables at March 31, 2002. To date, the Company has not entered into foreign currency exchange contracts. Should the foreign currency markets significantly destabilize, the Company may investigate entering into foreign currency exchange contracts.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Image Entertainment, Inc. and subsidiaries as of March 31, 2002 and 2001 and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Los Angeles, California
June 7, 2002

CONSOLIDATED BALANCE SHEETS
March 31, 2002 and 2001

ASSETS (Note 6)

(In thousands)	2002	2001
Current assets:
Cash	$303	$606
Accounts receivable, net of allowances of $5,374—2002; $4,470—2001	18,376	14,393
Inventories (Note 4)	15,663	15,652
Royalty and distribution fee advances	8,065	7,649
Prepaid expenses and other assets	1,732	1,599
Deferred tax assets, net (Note 11)	1,593	1,683

Total current assets	45,732	41,582

Noncurrent inventories, principally production costs (Note 4)	3,091	2,970
Noncurrent royalty and distribution advances	10,040	5,960
Noncurrent deferred tax assets, net (Note 11)	2,832	2,571
Property, equipment and improvements, net (Notes 5 and 7)	13,851	14,559
Other assets	355	843
Goodwill, net of accumulated amortization of $1,632—2002; $1,123—2001	5,997	6,506

	$81,898	$74,991

See accompanying notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
March 31, 2002 and 2001

LIABILITIES AND SHAREHOLDERS' EQUITY

(In thousands, except share data)	2002	2001
Current liabilities:
Accounts payable and accrued liabilities	$16,745	$19,241
Accrued royalties and distribution fees	7,020	4,460
Revolving credit facility (Note 6)	9,834	2,210
Current portion of long-term debt (Notes 2 and 6)	2,370	3,635
Current portion of capital lease obligations (Note 7)	619	297

Total current liabilities	36,588	29,843

Long-term debt, less current portion (Notes 2 and 6)	11,859	11,909
Capital lease obligations, less current portion (Note 7)	943	764

Total liabilities	49,390	42,516

Commitments and Contingencies (Notes 6 and 8)
Shareholders' equity (Note 9):
Preferred stock, $1 par value, 3,366,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value, 30,000,000 shares authorized; 15,828,000 and 15,849,000 issued and outstanding in 2002 and 2001, respectively	29,850	29,765
Additional paid-in capital	3,463	3,320
Accumulated deficit	(805)	(610)

Net shareholders' equity	32,508	32,475

	$81,898	$74,991

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended March 31, 2002, 2001 and 2000

(In thousands, except per share data)	2002	2001	2000
NET REVENUES	$94,813	$100,033	$84,413
OPERATING COSTS AND EXPENSES:
Cost of sales	66,640	70,651	63,243
Selling expenses	8,802	8,219	6,378
General and administrative expenses	12,244	10,095	8,635
Amortization of production costs	5,065	4,867	3,992
Amortization of goodwill	509	509	503

	93,260	94,341	82,751

EARNINGS FROM OPERATIONS	1,553	5,692	1,662
OTHER EXPENSES (INCOME):
Interest expense, net	1,806	1,724	1,562
Other (Notes 3, 5 and 12)	(18)	(468)	(1,315)

	1,788	1,256	247

EARNINGS (LOSS) BEFORE INCOME TAXES	(235)	4,436	1,415
INCOME TAX BENEFIT (Notes 11 and 12)	(40)	(3,996)	—

NET EARNINGS (LOSS)	$(195)	$8,432	$1,415

NET EARNINGS (LOSS) PER SHARE (Note 10):
Basic	$(.01)	$.52	$.09

Diluted	$(.01)	$.50	$.09

Weighted average common shares outstanding:
Basic	15,821	16,257	16,452
Diluted	15,821	17,637	16,490

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Notes 9 and 11)
For the Years Ended March 31, 2002, 2001 and 2000

	Common Stock
			Additional Paid-In Capital	Accumulated Deficit
(In thousands)	Shares	Amount
BALANCES, March 31, 1999	16,417	$31,725	$3,064	$(10,457)
Exercise of options	34	60	—	—
Issuance of restricted stock units	11	76	—	—
Other	—	(42)	—	—
Net earnings	—	—	—	1,415

BALANCES, March 31, 2000	16,462	31,819	3,064	(9,042)
Issuance of restricted stock units	35	246	—	—
Repurchase of common stock	(648)	(2,300)	—	—
Elimination of valuation allowance—stock option compensation	—	—	256	—
Net earnings	—	—	—	8,432

BALANCES, March 31, 2001	15,849	29,765	3,320	(610)
Repurchase of common stock	(47)	(114)
Issuance of restricted stock units	26	199
Issuance of stock warrant	—	—	143	—
Net loss	—	—	—	(195)

BALANCES, March 31, 2002	15,828	$29,850	$3,463	$(805)

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended March 31, 2002, 2001 and 2000

(In thousands)	2002	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)	$(195)	$8,432	$1,415
Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
Amortization of production costs	5,065	4,867	3,992
Amortization of goodwill	509	509	503
Depreciation and other amortization	2,682	2,128	1,696
Amortization of stock warrant and restricted stock units	286	255	215
Provision for estimated doubtful accounts receivable	597	555	384
Provision for lower of cost or market inventory writedowns	324	148	1,010
Gain on sale of land	—	(499)	(23)
Deferred tax benefit	(171)	(3,998)	—
Changes in assets and liabilities associated with operating activities:
Accounts receivable	(4,580)	(1,491)	(1,887)
Inventories	(778)	169	(678)
Royalty and distribution fee advances	(4,496)	(4,011)	(5,695)
Production cost expenditures	(4,743)	(5,925)	(5,257)
Prepaid expenses and other assets	(23)	134	(1,769)
Accounts payable, accrued royalties and liabilities	48	3,805	251

Net cash (used in) provided by operating activities	(5,475)	5,078	(5,843)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(609)	(3,520)	(3,069)
Net proceeds from sale of land	—	1,399	1,823

Net cash used in investing activities	(609)	(2,121)	(1,246)

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
For the Years Ended March 31, 2002, 2001 and 2000

(In thousands)	2002	2001	2000
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit and term loan facilities	$93,716	$95,555	$90,363
Repayment of borrowings under revolving credit and term loan facilities	(86,199)	(103,742)	(81,447)
Borrowings under revolving loan facility—disc manufacturer	—	6,500	—
Principal payments under revolving loan facility—disc manufacturer	(1,153)	—	—
Borrowings under note payable to bank	244	647	—
Repayment of borrowings under note payable to bank	(127)	—	—
Repayment of principal under real estate credit facility	(171)	(172)	(172)
Repayment of note payable	—	—	(1,350)
Repayment of principal under lease facilities	(415)	(371)	(343)
Repurchase of common stock	(114)	(2,300)	—
Net proceeds from exercise of stock options	—	—	60
Other	—	—	(42)

Net cash provided by (used in) financing activities	5,781	(3,883)	7,069

NET DECREASE IN CASH	(303)	(926)	(20)
Cash at beginning of year	606	1,532	1,552

Cash at end of year	$303	$606	$1,532

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$1,311	$1,704	$1,457

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
For the Years Ended March 31, 2002, 2001 and 2000

SUPPLEMENTAL DISCLOSURES OF NONCASH OPERATING, INVESTING AND FINANCING ACTIVITIES:

        In October 2001, the Company issued Lighthouse Capital Management Corp., a financial consultant, a warrant to purchase 150,000 shares of the Company's unregistered common stock at specified price points and valued at approximately $143,000 using the Black-Scholes valuation model on the issuance date. The warrant value was recorded as a component of prepaid expenses and other assets and additional paid-in capital in the accompanying consolidated balance sheet at March 31, 2002. See "Note 9. Stock Awards, Options and Warrants."

        In January and October 2001, the Company issued 6,720 shares of common stock to certain members of the Company's Board of Directors, respectively, in connection with the vesting of restricted stock units. The Company increased common stock in January and October 2001 by approximately $31,000 and $26,000, respectively, the value of the total vested shares as of the grant dates.

        On July 9, 2001 and June 30, 2000, the Company issued 19,884 and 28,674 shares of common stock, respectively, to officers (net of shares withheld for payment of related income taxes) in connection with the vesting of restricted stock units. The Company increased common stock at July 9, 2001 and June 30, 2000 by approximately $173,000 and $215,000, respectively, such amounts representing the value of the total vested shares as of the respective grant dates less the value of shares withheld for payment of related income taxes on the vesting dates.

        In July 2001, the Company leased DVD production equipment totaling $915,000.

        During fiscal 2001, the Company recorded an increase in additional paid in capital of $256,000 which represents the benefit from net operating loss carryforwards created by the exercise of non-qualified stock options previously exercised.

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation and Summary of Significant Accounting Policies.

        Basis of Presentation and Principles of Consolidation.    The accompanying consolidated financial statements include the accounts of Image Entertainment, Inc. ("Image"), its wholly-owned subsidiary DVDPlanet.com, Inc. ("DVDPlanet"), and Image's controlled 50%-owned joint venture, Aviva International, LLC ("Aviva") (collectively, the "Company"). All significant inter-company balances and transactions have been eliminated in consolidation. DVDPlanet was acquired in January 1999 and Aviva was formed in June 1999.

        Business.    The Company is engaged primarily in the worldwide distribution of a broad range of entertainment programming on DVD and in other home entertainment formats under exclusive distribution agreements. To a lesser extent, the Company also distributes DVD and other types of home entertainment programming on a nonexclusive basis domestically.

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

        Fair Value of Financial Instruments.    The carrying amount of the Company's financial instruments, which principally include cash, trade receivables, accounts payable and accrued expenses, approximates fair value due to the relatively short maturity of such instruments.

        The fair value of the Company's debt instruments approximate the amount of future cash flows associated with each instrument. At March 31, 2002 and 2001, the carrying value of all financial instruments was not materially different from fair value, as the fixed rate debt approximates rates currently available to the Company.

        Revenue Recognition.    All revenue is recognized upon meeting all the recognition requirements of American Institute of Certified Public Accountants Statement of Position ("SOP") 00-2, Accounting by Producers or Distributors of Films. Revenues from home video distribution are recognized, net of an allowance for estimated returns, as well as related costs, in the period in which the product is available for sale by the Company's customers. Revenues from domestic and international broadcast licensing and home video sublicensing, as well as associated costs, are recognized when the programming is available to the licensee and other recognition requirements of SOP 00-2 are met. Fees received in advance of availability or when other revenue recognition requirements of SOP 00-2 are not yet met are classified as deferred revenue until all SOP 00-2 revenue recognition requirements have been satisfied. As of March 31, 2002, deferred revenue totaled $263,000. In all instances, provisions for uncollectible accounts receivable are provided at the time of sale.

        Inventories.    Inventories consist primarily of finished products for sale (which are stated at the lower of cost or market, with cost being determined on an average cost basis) and unamortized capitalized production costs.

        Production Costs.    The costs to produce licensed programming for domestic and international distribution include the cost of converting film prints or tapes into the optical disc format. Costs also include menu design, authoring, compression, subtitling, closed captioning, service charges related to disc manufacturing, ancillary material production, product packaging design and related services and the overhead of the Company's creative services and production departments. A percentage of the capitalized production costs is amortized to expense each month based upon (i) a projected revenue stream resulting from distribution of new and previously released exclusive programming related to such production costs and (ii) management's estimate of the ultimate net realizable value of the production costs. Estimates of future revenues are reviewed periodically and amortization of production costs is adjusted accordingly. If estimated future revenues are not sufficient to recover the unamortized balance of production costs, such costs are reduced to their estimated net realizable value.

        Royalty and Distribution Fee Advances.    Royalty and distribution fee advances represent fixed minimum payments made to program suppliers for exclusive programming distribution rights. A program supplier's share of exclusive program distribution revenues is retained by the Company until the share equals the advance(s) paid to the program supplier. Thereafter, any excess is paid to the program supplier. In the event of an excess, the Company records, as a cost of sales, an amount equal to the program supplier's share of the net distribution revenues. Royalty and distribution fee advances are charged to operations as revenues are earned. Royalty and distribution fee advances are amortized to expense in the same ratio that current period revenue for a title or group of titles bear to the estimated remaining unrecognized ultimate revenue for that title (the "Individual-Film-Forecast-Computation Method"). Revenue and cost forecasts are continually reviewed by management and revised when warranted by changing conditions. When estimates of total revenues and costs indicate that an individual title or group of cross-collateralized titles which the Company exploits via home entertainment formats such as home video, CD or broadcast, will result in an ultimate loss, additional amortization is recognized to the extent that capitalized advance royalties and distribution fees exceed estimated fair value in the period when estimated.

        Property, Equipment and Improvements.    Property, equipment and improvements are stated at cost less accumulated depreciation and amortization. Major renewals and improvements are capitalized; minor replacements, maintenance and repairs are charged to current operations. Interest costs on the construction of the Las Vegas, Nevada distribution and fulfillment facility were capitalized as part of the cost of the facility. Certain costs in developing the DVDPlanet Web site, as well as costs incurred for the development of internal use software associated with operation of Image's fulfillment and distribution facility, were capitalized pursuant to the SOP 98-1, Accounting for Costs of Computer Software Developed or Obtained for Internal Use. Depreciation and amortization are computed by applying the straight-line method over the estimated useful lives of the building (25 years) and machinery, equipment and software (3 - 7 years). Leasehold improvements are amortized over the shorter of the useful life of the improvement or the life of the related lease.

        Advertising Costs.    The Company's advertising expense comprises expenditures related to advertising in trade and consumer publications, product brochures and catalogs, booklets for sales promotion, radio advertising and other promotional costs. In accordance with SOP 93-7, Reporting on Advertising Costs, the Company expenses advertising costs in the period in which the advertisement takes place. The costs of trade and consumer advertising space is capitalized and reported as expense in the period the space is used. Product brochures and catalogs and certain other promotional costs are capitalized and amortized over the expected period of future benefit, but generally not exceeding six months. At March 31, 2002 and 2001, prepaid advertising costs for Image were $451,000 and $630,000, respectively. For fiscal 2002, 2001 and 2000, advertising and promotion expense was $2,623,000, $2,156,000 and $1,621,000, respectively.

        Market Development Funds.    In accordance with EITF 01-09, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products, the Company has classified market development funds deducted from payment for purchases by customers as a reduction to revenues. All prior periods presented have been reclassified to comply with the guidelines of this issue. Previously, the Company had classified market development funds as selling expenses in the statement of operations. The following reductions to consolidated net revenues and selling expenses have been made in accordance with the guidelines of this issue: $1,019,000 for 2002, $736,000 for 2001 and $441,000 for 2000, respectively.

        Shipping Income and Expenses.    In accordance with EITF 00-10 Accounting for Shipping and Handling Fees and Costs, the Company classifies amounts billed to customers for shipping fees as revenues, and classifies costs related to shipping as cost of sales in the accompanying statements of earnings.

        Major Customers.    On a consolidated basis, two customers, Best Buy and Musicland (which is owned by Best Buy as of January 2001) together accounted for 19.1% and 15.9% of fiscal 2002 and 2001 net revenue, respectively. No other customers accounted for more than 10% of net revenues in fiscal 2002 and 2001.

        Goodwill.    The excess cost of acquisition over the fair market values of identifiable net assets acquired (goodwill) is amortized over an estimated useful life of 15 years using the straight-line method. Up to and including March 31, 2002, the Company accounted for goodwill under Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. This statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. Image periodically reviews the carrying value of its unamortized goodwill to determine whether an impairment may exist. In accordance with SFAS No. 121, Image projects undiscounted cash flows expected from DVDPlanet to determine if the carrying value of goodwill is recoverable. Using the current standards, Image did not have impairment of goodwill at March 31, 2002.

        In June 2001, the FASB issued SFAS No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method be used for all business combinations initiated after June 30, 2001. SFAS No. 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The amortization of goodwill ceases upon adoption of SFAS No. 142. Image adopted the new rules for measuring the impairment of goodwill and certain intangible assets on April 1, 2002.

        During its fourth quarter ended March 31, 2002, Image engaged Houlihan Lokey Howard & Zukin, an independent financial advisory services company, to prepare certain analyses as a valuation basis for goodwill impairment testing and financial reporting purposes. Specifically, they were engaged to express their conclusions as of April 1, 2002, regarding (i) the fair value of DVDPlanet (a Reporting Unit as defined by SFAS No. 142) on an enterprise value basis to be used to determine whether the carrying value of goodwill is impaired and (ii) the fair value of the material identifiable intangible assets and goodwill of DVDPlanet for use in determining the amount of goodwill impairment. This is the only goodwill that exists at March 31, 2002.

        Based upon their findings, the carrying value of Image's acquired goodwill was determined to be impaired pursuant to the new valuation guidelines of SFAS No. 142. It is expected that the adoption of SFAS No. 142 will result in a one-time, noncash, pretax charge of $5,997,000. The charge will be reflected as a cumulative effect of a change in accounting principle, net of related income tax effect, in the Company's consolidated statement of operations for the quarter ending June 30, 2002.

        Long-Lived Assets.    The Company reviews for the impairment of long-lived and certain identifiable intangible assets whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. No impairment charge has been recorded at March 31, 2002 and 2001.

        Foreign Currency Translation.    Foreign currency denominated transactions are recorded at the exchange rate in effect at the time of occurrence, and the gains or losses resulting from subsequent translation at current exchange rates are included in the accompanying statements of operations.

        Income Taxes.    The Company accounts for income taxes pursuant to the provisions of SFAS No. 109, "Accounting for Income Taxes," whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and the future tax benefits derived from operating loss and tax credit carryforwards. The Company provides a valuation allowance on its deferred tax assets when there is an uncertainty regarding their future realizability.

        Earnings Per Share.    Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the combination of dilutive common share equivalents and the weighted average shares outstanding during the period.

        Comprehensive Income.    Comprehensive income is the change in equity of a business enterprise during a period resulting from transactions and all other events and circumstances from non-owner sources. The Company did not have components of comprehensive income other than net earnings, during the three years ended March 31, 2002.

        Stock Options.    The Company accounts for its stock options in accordance with provisions of Accounting Principles Board (APB) Opinion No. 25. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. The Company has provided the pro forma disclosure provisions of SFAS No. 123.

        Recently Issued Accounting Standards.    In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supercedes both SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of and the accounting and reporting provisions of APB No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for recognizing and measuring the impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS No. 121. For example, SFAS No. 121 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. SFAS No. 144 retains the basic provisions of APB No. 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). The Company plans to adopt SFAS No. 144 in the quarter ending June 30, 2002. Management does not expect the adoption of SFAS No. 144 to have a material impact on the Company's financial statements because the impairment assessment under SFAS No. 144 is largely unchanged by SFAS No. 121.

        In June 2000, the FASB issued SFAS No. 139, which, effective for financial statements for fiscal years beginning after December 15, 2000, rescinds SFAS No. 53. The companies that were previously subject to the requirements of SFAS No. 53 are now to follow the guidance in SOP 00-2, Accounting by Producers or Distributors of Films, issued in June 2000. SOP 00-2 establishes new accounting and reporting standards for all producers and distributors that own or hold the rights to distribute or exploit films. SOP 00-2 provides that the cumulative effect of changes in accounting principles caused by its adoption should be included in the determination of net earnings in conformity with Accounting Principles Board Opinion No. 20, Accounting Changes. The Company adopted SOP 00-2 beginning April 1, 2001. The adoption of SOP 00-2 did not have a material impact on the Company's consolidated financial statements.

        In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137, Deferral of the Effective Date of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities—an Amendment to SFAS No. 133, which is effective for all quarters of the fiscal years beginning after June 15, 2000. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company adopted SFAS No. 133 on April 1, 2001. The adoption of SFAS No. 133 did not have a material impact on the Company's consolidated results of operations.

        Reclassifications.    As permitted by SFAS No. 53, Financial Reporting by Producers or Distributors of Motion Picture Films, and ultimately superceded by SOP 00-2, Accounting by Producers or Distributors of Films, the Company has historically presented unclassified consolidated balance sheets. For fiscal 2002, the Company has elected to present a classified balance sheet to allow the reader to better track current and long-term assets and liabilities. Certain fiscal 2001 and 2000 balances have been reclassified to conform with the fiscal 2002 presentation.

Note 2. Disc Manufacturing Agreement and Term Note Payable.

        In March 2001, Image entered into an Optical Disc Replication and Loan Agreement (the "Ritek Agreement") with MRT Technology LLC, doing business as Ritek Global Media ("Ritek"). The five-year term of the Ritek Agreement commenced August 1, 2001. Under the Ritek Agreement, Ritek has become the exclusive provider of manufacturing services associated with the Image's DVD, DVD-audio and compact disc programming as well as Image's programming on all future home entertainment storage mediums then-serviced by Ritek.

        Additionally, under the terms of the Ritek Agreement, Ritek provided Image with a non-interest bearing $6,500,000 title development loan in March 2001. Outstanding balances under the loan are subordinate to all of Image's obligations to Foothill Capital Corporation ("Foothill"), Bank of America, BankAmerica Leasing and Capital Corporation and Image Investors Co. and all replacements and refinancing of such debt.

        Image was required to repay the outstanding loan balance each year on a per-unit manufactured basis of $1.00 for each DVD and $.50 for each CD ordered by the Company from Ritek. The Ritek Agreement also provided for an additional advance on September 1 of each year (2002 through 2005), based upon the amount of loan repaid in the prior 12-month period.

        In March 2002, the Company restructured the terms of the loan with Ritek. Under the amended terms of the loan, the outstanding loan balance of approximately $5,347,000 at March 31, 2002, was converted to a long-term note. The note is payable to Ritek in 48 monthly installments of approximately $111,000 plus accrued interest at 6% per annum. Image began repayment under the terms of the note on April 1, 2002. Under the amended terms of the loan, Ritek is not obligated to make any further advances to Image. However, all amounts payable in connection with the loan remain subordinate to repayment of Image's current and future senior debt.

Note 3. Aviva International, LLC.

        In June 1999, Image formed Aviva with Michael Lopez, President of International Consulting & Business Management. Aviva is 50% owned by each of Image and Mr. Lopez. Aviva acts as international sales agent for Image's licensed programming for which it holds distribution rights for worldwide broadcast and international home video. Mr. Lopez serves as Manager of Aviva and supervises the day-to-day operations of Aviva. Aviva receives a percentage of the net distribution revenues generated by the exploitation of Image's international distribution rights during the term of the Aviva International, LLC Operating Agreement ("Operating Agreement") (representing 100% of Aviva's revenues). Both Image and Mr. Lopez have contributed funds to Aviva in the form of interest-bearing loans to be used for working capital. Mr. Lopez remains contingently liable for his share of the obligations of Aviva. Loans to Aviva from Image totaled approximately $732,000 at March 31, 2002. Loans from Image and Mr. Lopez will be repaid by Aviva prior to any profit distributions to Image or Mr. Lopez. Although Image owns only 50% of the joint venture, it has the ability to exercise control over the operations of Aviva. Image has final approval for all hiring, capital budgeting and expenditure decisions. Image has final approval for all negotiated international exploitation agreements for Image-licensed programming and has the authority to compel Aviva to add/reduce staff or reorganize the operations of the joint venture. Accordingly, Aviva's operating losses and profits, since its formation, are consolidated with the Company's consolidated statements of operations for the fiscal years ended March 31, 2002, 2001 and 2000; and a minority interest representing Mr. Lopez's share of profits and losses is reflected in the Company's consolidated financial statements. The financial results of Aviva and the international operations of Image have been consolidated for segment reporting purposes under the operating segment International Wholesale Distribution.

        In April 2000, Image and Mr. Lopez amended the Operating Agreement retroactively (to the date of formation) to change the sales agency fees to be retained by Aviva and the allocation of the joint venture profits and losses, as defined. Accordingly, other income (expense) in the accompanying consolidated statements of operations for the fiscal years ended March 31, 2002 and 2001, respectively, reflects minority interests of $18,000 and ($31,000), respectively, representing Aviva's share of operating loss of $29,000 for the fiscal year ended March 31, 2002 and Aviva's share of operating income of $52,000 for the fiscal year ended March 31, 2001.

        During the quarter ended March 31, 2002, Image began consolidating international wholesale home video distribution activities. Through the remainder of calendar year 2002, Aviva will downsize operations, reduce staff and transfer international home video sublicense and broadcast sales responsibilities to Image by December 31, 2002. Thereafter, Aviva will continue to receive its percentage of net revenues generated by the exploitation of Image's international distribution rights until all of its debt obligations to Image and Mr. Lopez are fully repaid in accordance with the Operating Agreement. Management expects the loans to be repaid of out of Aviva's share of the internationally generated revenues by December 31, 2003. Severance costs related to staff reductions at Aviva totaled approximately $29,000 and are accrued as selling and general and administrative expenses in the accompanying statements of operations. Image remains financially responsible for monthly lease payments of $4,000 on Aviva's Belmont, California leased office space through October 31, 2003, the end of the lease term. The Company plans to sublease the space through the remainder of the lease period and believes any net loss on this lease will be nominal.

        Royalties and distribution fees payable by the Company to program suppliers in connection with international distribution revenues generated by Aviva's sales agency efforts are generally used to recoup advance royalties and distribution fees paid by Image to program suppliers for exclusive international distribution rights.

Note 4. Inventories.

        Inventories at March 31, 2002 and 2001 are summarized as follows:

(In thousands)	2002	2001
DVD	$12,845	$12,189
Other	275	477

	13,120	12,666
Production costs, net	5,634	5,956

	18,754	18,622
Less current portion of inventories	15,663	15,652

Noncurrent inventories, principally production costs	$3,091	$2,970

        Production costs are net of accumulated amortization of $10,959,000 and $10,607,000 at March 31, 2002 and 2001, respectively. The Company expects to amortize approximately 92% of the March 31, 2002 unamortized production costs by March 31, 2005.

Note 5. Property, Equipment and Improvements.

        Property, equipment and improvements at March 31, 2002 and 2001 are summarized as follows:

(In thousands)	2002	2001
Machinery, equipment and software	$16,151	$14,266
Land	2,033	2,033
Building	4,487	4,487
Leasehold improvements	794	730
Other	374	361

	23,839	21,877
Less accumulated depreciation and amortization	9,988	7,318

	$13,851	$14,559

        In August 2000, the Company sold the approximately 4.7 acres of excess vacant land adjacent to the Company's 8.4 acre distribution and fulfillment facility site in Las Vegas, Nevada for net proceeds of approximately $1,399,000. The resulting pretax gain on sale of $499,000 was recorded as other income in the accompanying consolidated statement of operations for the year ended March 31, 2001. The remaining 8.4 acres of land, on which the distribution and fulfillment facility is located, is recorded at the lower of cost or fair market value.

Note 6. Debt.

        Amendment of Revolving Credit and Term Loan Facility.    Effective September 30, 2001, the Company and Foothill amended its Loan and Security Agreement dated December 28, 1998 (the "Foothill Agreement"). The significant terms amended are as follows: (1) the term of the Foothill Agreement was extended three years to December 29, 2004 (the Foothill Agreement still contains an automatic renewal provision for successive one-year periods thereafter unless terminated by either the Company or Foothill); (2) certain borrowing base availability limitations were redefined providing the Company with additional borrowing availability under the revolving credit facility; (3) the minimum interest rate for the facilities was lowered from 7% to 5.75%; (4) the maximum borrowing limit under the capital expenditure term loan facility component of the Foothill Agreement was raised from $500,000 to $1,000,000; (5) the tangible net worth financial covenant was redefined, increasing minimum required net worth levels for the Company to maintain quarterly; and (6) a covenant requiring the Company to maintain certain minimum levels of quarterly EBITDA (earnings before interest, taxes, depreciation and amortization) was added.

        The Foothill Agreement provides for revolving advances and the issuance and guaranty of standby letters of credit under a $15,000,000 revolving credit facility and a series of term loans under a $1,000,000 capital expenditure term loan facility. Borrowings under the Foothill Agreement are limited to the "borrowing base," as defined therein, are secured by substantially all of Image's assets and bear interest at the lender's prime rate plus .75%. At March 31, 2002, borrowings bore interest at the higher interest rate "floor" of 5.75%, per annum and payable monthly. At March 31, 2002, Image had a total of $9,834,000 and $286,000, respectively, outstanding under the revolving credit and term loan facilities and had borrowing availability under its revolving credit facility of $5,016,000 (based on its borrowing base), net of amounts utilized for outstanding letters of credit, and borrowing availability of $714,000 under its capital expenditure term loan facility. At March 31, 2001, Image had a total of $2,210,000 and $393,000, respectively, outstanding under the revolving credit and term loan facilities.

        The Foothill Agreement imposes restrictions on such items as encumbrances and liens, payment of dividends, other indebtedness, stock repurchases and capital expenditures. The Foothill Agreement also requires the Company to comply with certain financial and operating covenants. At March 31, 2002, the Company was in compliance with all financial and operating covenants.

        Real Estate Credit Facility.    Image has a revolving line of credit with Bank of America National Trust and Savings Association of Nevada. Under the revolving line, Image may repay and reborrow principal amounts provided the outstanding borrowings do not exceed the maximum available commitment of $2,833,000 at March 31, 2002, which is reduced quarterly by $43,000. The revolving line expires January 31, 2008. Image has the option under the revolving line to borrow at the bank's prime rate plus 1.25% or for fixed periods at LIBOR plus either 2.25% or 2.65% depending on the level of Image's debt service coverage ratio, as defined in the loan agreement. At March 31, 2002, $2,833,000 in borrowings were outstanding under this line. Borrowings currently bear interest at LIBOR plus 2.25% (4.09% at March 31, 2002).

        Borrowings under the revolving line are secured by a deed of trust on the approximate 8.4 acres of land in Las Vegas, Nevada used for the Company's distribution operations. The revolving line requires the Company to comply with certain quarterly financial and operating covenants. At March 31, 2002, the Company was in compliance with all such financial and operating covenants.

        Note Payable to Bank.    On June 28, 2000, Image entered into a Business Loan Agreement with Bank of America, N.A. in Nevada for an equipment line of credit. On September 30, 2001, this line was converted into a note payable. Outstanding borrowings are repaid in equal monthly installments through February 28, 2005 and bear interest at LIBOR plus 2.50% (4.37% at March 31, 2002), per annum, payable monthly. Outstanding borrowings are secured by the related equipment purchased. Image had $763,000 outstanding under this note at March 31, 2002.

        Convertible Subordinated Note Payable.    Image entered into a Credit Agreement with Image Investors Co. ("IIC"), a principal stockholder of Image owned and controlled by John W. Kluge and Stuart Subotnick, dated as of September 29, 1997, pursuant to which Image borrowed $5,000,000 from IIC, with interest payable quarterly at 8.0% per annum, and principal due in five years. The loan is unsecured and subordinated to any obligations to Foothill and is convertible at IIC's election into Image's common stock at any time during the term at a conversion price of $3.625 per share, the closing price of Image's common stock on September 29, 1997.

        On June 5, 2002, the Company and IIC reached an agreement in principle to amend certain terms of the credit agreement, dated as of September 29, 1997. The Company expects the amendment to be finalized in July 2002. The maturity date contained in the credit agreement was extended three years to October 1, 2005 from October 1, 2002. The other amended terms are as follows:

        The note contains the following mandatory prepayment conditions: Year one extension period—$1,000,000 payable quarterly ($250,000 on October 1, 2002 and on each of January 1, April 1 and July 1, 2003), Year two extension period—$1,500,000 payable quarterly ($375,000 on October 1, 2003 and on each of January 1, April 1 and July 1, 2004) and Year three extension period—$2,500,000 ($625,000 on October 1, 2004 and on each of January 1, April 1 and July 1, 2005).

        The interest rate was increased to the prime rate plus 5% per annum (9.75% on March 31, 2002) from a fixed rate of 8% per annum. The new variable interest rate is capped at 12%.

        Should the Company sell and lease back its Las Vegas, Nevada property or obtain any equity financing during the term of this note, the Company would prepay the third-year extension period's mandatory prepayment in an amount equal to 75% of the net proceeds received from a transaction or $2.5 million, subject to Foothill approval.

        The note remains unsecured, subordinated to the Company's senior lenders and convertible at anytime during the term at $3.625 per share.

        Long-term debt at March 31, 2002 and 2001 consists of the following:

(In thousands)	2002	2001
Note payable—disc manufacturer	$5,347	$6,500
Convertible subordinated note payable	5,000	5,000
Real estate credit facility	2,833	3,004
Note payable to bank	763	647
Term loan facility—Foothill	286	393

	14,229	15,544
Current portion of long-term debt	2,370	3,635

Long-term debt less current portion	$11,859	$11,909

        The following is a schedule by year of required minimum debt principal payments and maturities under the Company's debt agreements above:

Fiscal	Amount
(In thousands)
2003	$12,204
2004	3,120
2005	3,834
2006	2,758
2007	172
Thereafter	1,975

$24,063

Note 7. Capital Lease Obligations.

        Image's Lease Intended as Security Agreement with BankAmerica Leasing and Capital Corporation provided for advances to purchase distribution machinery and equipment utilized in the Company's Las Vegas, Nevada distribution and fulfillment facility. There were $764,000 in borrowings outstanding under the lease at March 31, 2002. Outstanding borrowings are repaid in quarterly installments through October 1, 2003, down to a $1 purchase option, bearing interest at 7.719% per annum. The lease is accounted for as a capital lease.

        Borrowings under this agreement are secured by the underlying equipment leased. The lease contains cross-default provisions with other borrowing agreements and early termination charges. This agreement requires the Company to meet the same quarterly financial and operating covenants contained in the revolving line with Bank of America National Trust and Savings Association above. At March 31, 2002, the Company was in compliance with all such financial and operating covenants.

        In July 2001, the Company entered into a capital lease agreement with General Electric Capital Corporation for the lease of DVD production equipment. The term of the lease is 48 months and expires in September 2005. Borrowing under the lease bear interest at 7.58% per annum. Monthly payments began September 1, 2001. At March 31, 2002, $798,000 in borrowings were outstanding under the lease.

        Machinery and equipment under capital leases at March 31, 2002 and 2001 are summarized as follows:

(In thousands)	2002	2001
Machinery and equipment	$2,686	$1,775
Less accumulated amortization	968	486

	$1,718	$1,289

        Future minimum lease payments by year at March 31, 2002 for property under capital leases are as follows:

Fiscal	Amount
(In thousands)
2003	$737
2004	619
2005	266
2006	110

Total minimum lease payments	1,732
Less amount representing interest at 7.58% and 7.719%	170

Present value of minimum lease payments	1,562
Less current portion	619

Noncurrent portion	$943

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

        DVDPlanet leases approximately 8,102 square feet of combined office, retail and warehouse space in Westminster, California. The lease provides for monthly rent of approximately $15,000 (subject to annual adjustment based on increases in the consumer price index) and will expire on November 22, 2002. The Company is currently evaluating whether to renew its existing lease or move its retail store to a larger leased location. As of April 2001, DVDPlanet subleased additional office space of approximately 6,541 square feet in Huntington Beach, California for monthly rent of approximately $11,000 (subject to annual adjustment based on increases in the consumer price index). Such sublease will expire on August 31, 2002 and the space will subsequently be leased for a one-year term.

        Aviva leases approximately 2,325 square feet of office space in Belmont, California. The lease provides for monthly rent of $4,000 and expires on October 31, 2003. See "Note 3. Aviva International, LLC." The Company plans to sublease this space through the lease termination date.

        Image leases, on a month-to-month basis, office space in New York City for its senior broadcast executive. The lease provides for monthly rent of approximately $1,000.

        Future minimum annual rental payments by year under operating leases at March 31, 2002 are approximately as follows:

Fiscal	Amount
(In thousands)
2003	$551
2004	378
2005	29

$958

        Rent expense was $638,000, $472,000 and $409,000 for fiscal 2002, 2001 and 2000, respectively.

        Other.    At March 31, 2002, the Company's future obligations by year for royalty advances, minimum royalty guarantees and exclusive distribution fee guarantees under the terms of Image's existing licenses and exclusive distribution agreements, respectively, are as follows:

Fiscal	Amount
(In thousands)
2003	$5,647
2004	835
2005	100

$6,582

        At March 31, 2002, Image had a $150,000 outstanding standby letter of credit issued by Foothill which expires on November 18, 2002. This letter of credit secures balances due to a nonexclusive program supplier.

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

        In July 1999 and 1998 an aggregate 91,662 and 88,359, respectively, stock units were granted to officers of Image under the 1998 Plan. These grants vest annually in increments of 20% over the five-year period commencing June 30, 2000 and 1999, respectively. There were no restricted stock units granted to officers in fiscal 2002 and 2001. Accelerated vesting may occur if certain fiscal earnings before interest, taxes, depreciation and amortization targets are achieved. The number of stock units awarded to officers was determined by multiplying a specified percentage of base salary by the officer's base salary as of the beginning of the period and dividing the results by the average trading price of the stock determined as of the date of grant ($6.78 per share in fiscal 2000 and $6.70 per share in fiscal 1999) to determine the number of stock units. These stock units are payable solely in shares. The Company amortizes the total value of the stock units on the date of grant ($622,000 for the fiscal 2000 grant and $592,000 for the fiscal 1999 grant) ratably over the 5-year vesting period as compensation expense. Compensation expense relating to these stock units for fiscal 2002, 2001 and 2000 was approximately $195,000, $227,000 and $200,000 respectively.

        In October 2001 and 2000, the automatic annual awards to directors aggregating 6,720 stock units for each year were granted. These grants vest on a pro rata basis over a one-year period commencing on the grant date. These stock units are payable solely in shares. The Company amortizes the total value of the stock units on the date of the grant ratably over the one year vesting period as compensation expense. Compensation expense relating to these stock units for fiscal 2002, 2001 and 2000 was approximately $19,000, $28,000 and $15,000, respectively.

        Stock option transactions, including Image's former plans, for the three years ended March 31, 2002 are as follows:

(In thousands, except per share data)	Shares	Per Share Price Range	Weighted Average Price Per Share
Outstanding, March 31, 1999	1,082	$.817-10.25	$6.824
Granted	152	4.938-6.668	6.523
Exercised	(34)	.817-5.625	1.787
Canceled	(33)	.817-7.25	6.134

Outstanding, March 31, 2000	1,167	3.25-10.25	6.950
Granted	382	3.75	3.750
Canceled	(47)	4.938-7.191	6.043

Outstanding, March 31, 2001	1,502	3.25-10.25	6.164
Granted	378	1.75	1.750
Canceled	(258)	3.75-10.25	6.221

Outstanding, March 31, 2002	1,622	$1.75-9.75	$5.124

        Of the options reflected as outstanding on March 31, 2002, options to purchase approximately 1,085,000 shares of common stock were exercisable. At March 31, 2002, there were approximately 295,000 shares of common stock available for new awards, including stock options, to directors and employees of Image.

        The following table summarizes significant ranges of outstanding and exercisable options at March 31, 2002:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Life	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
	(In thousands)	(Years)		(In thousands)
under $2.00	378	9.5	$1.750	30	$1.750
$2.01 to $4.00	358	8.1	3.729	210	3.714
$4.01 to $6.00	97	2.1	5.525	95	5.519
$6.01 to $8.00	704	4.0	7.168	665	7.197
over $8.00	85	2.0	8.647	85	8.647

	1,622			1,085

        A December 29, 1987 stock purchase agreement, as amended (the "1987 Agreement"), between Image and an investor group including IIC provides for the grant of antidilution rights to various investors in connection with certain issuances of common stock. The 1987 Agreement will expire in July 2002.

        Upon the exercise of certain options outstanding as of December 29, 1987 (referred to in the 1987 Agreement as the "Management Options"), each investor was granted rights to purchase shares of common stock pursuant to a formula based in part on the percentage of the total outstanding shares of common stock owned by the investor on December 29, 1987. As of March 31, 1999, all rights to purchase 507,016 shares had been granted (the maximum allowable upon exercise of all the Management Options), rights to purchase 503,273 shares had been exercised (26,664 shares of which were exercised in fiscal 2000, the only shares exercised during the three years ended March 31, 2002). The remaining rights to purchase 3,743 shares expired prior to March 31, 2000, accordingly, there were no outstanding rights to purchase shares as of March 31, 2002.

        Upon certain issuances of shares of common stock other than pursuant to the exercise of Management Options, the investors will be granted additional rights so that the equity interest represented by the 1987 Agreement shares held by the investor (excluding the shares purchased upon the exercise of the antidilution rights issued in connection with the exercise of Management Options) will not be diluted. As of March 31, 2002, other rights granted to purchase approximately 851,616 shares of common stock had been exercised (none of which were exercised during the three years ended March 31, 2002).

        The Company applies APB Opinion No. 25 in accounting for its stock option plans, and accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's consolidated net earnings (loss) and net earnings (loss) per share would have been decreased (increased) to the pro forma amounts indicated below for the three years ended March 31, 2002:

(In thousands, except per share data)	2002	2001	2000
Consolidated net earnings (loss):
As reported	$(195)	$8,432	$1,415
Pro forma	$(552)	$7,932	$1,106

Consolidated net earnings (loss) per share:
As reported
Basic	$(.01)	$.52	$.09

Diluted	$(.01)	$.50	$.09

Pro forma
Basic	$(.03)	$.49	$.07

Diluted	$(.03)	$.47	$.07

        The weighted-average fair value of options granted during fiscal 2002, 2001 and 2000 was $1.19, $2.50 and $4.22, respectively, using the Black-Scholes option-pricing model with the following weighted-average assumptions: Fiscal 2002, 2001 and 2000—expected volatility of 60%—83%, risk-free interest rates of 3.91%—6.5%, no expected dividends and an expected life of three to five years.

        Pro forma consolidated net earnings (loss) and net earnings (loss) per share reflects only options granted in fiscal 2002, 2001 and 2000. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma consolidated net earnings (loss) and net earnings (loss) per share amounts presented above because compensation cost is reflected over the option vesting periods of up to five years and compensation cost for options granted prior to April 1, 1998 are not considered.

        On October 5, 2001, the Company issued Lighthouse Capital Management Corp., a financial consultant, a warrant to purchase 150,000 shares of the Company's unregistered common stock (the "Lighthouse Warrant") as partial consideration for the services to be performed by Lighthouse under a nonexclusive consulting agreement between Lighthouse and the Company. The Company's average closing market price of its common stock for the 20 days preceding the issuance date of the Lighthouse Warrant was $1.975. This average closing market price was the base for calculating the respective exercise prices of the shares underlying the Lighthouse Warrant. The exercise prices of the shares underlying the Lighthouse Warrant are 50,000 shares at $1.975, 50,000 shares at $2.275 and 50,000 shares at $2.575. The term of the Lighthouse Warrant is 5 years. On the date of issuance, the Company valued the shares underlying the Lighthouse Warrant for financial statement purposes using the Black-Scholes valuation model. Accordingly, the Company increased additional paid-in capital, by the estimated Lighthouse Warrant valuation of approximately $143,000. The Company amortizes the Lighthouse Warrant value over the expected term of the related consulting agreement. Amortization totaled approximately $72,000 for fiscal 2002 and was recorded as a component of general and administrative expenses in the accompanying consolidated statements of operations.

Note 10. Net Earnings (Loss) per Share Data.

        The following is a reconciliation of the numerators and denominators used in computing basic and diluted net earnings (loss) per share for the three years ended March 31, 2002:

(In thousands, except per share data)	2002	2001	2000
Net earnings (loss)—basic	$(195)	$8,432	$1,415

Interest, net of taxes, on assumed conversion of dilutive security	—	400	—

Net earnings (loss)—diluted	$(195)	$8,832	$1,415

Weighted average common shares outstanding—basic	15,821	16,257	16,452

Effect of dilutive securities	—	1,380	38

Weighted average common shares outstanding—diluted	15,821	17,637	16,490

Net earnings (loss) per share:
Basic	$(.01)	$.52	$.09

Diluted	$(.01)	$.50	$.09

        Outstanding common stock options not included in the computation of diluted net earnings (loss) per share totaled 1,622,000, 1,487,000 and 927,000, respectively, for the years ended March 31, 2002, 2001 and 2000. For fiscal 2001 and 2000, the stock options were excluded because their exercise prices were greater than the average market price of the common stock for the respective periods and the assumed exercise would be antidilutive. For fiscal 2002, they were excluded as their effect would be antidilutive. The 1,379,000 common shares underlying the convertible subordinated note payable were excluded in fiscal 2002 and 2000 because the assumed conversion would be antidilutive.

Note 11. Income Taxes.

        Income tax expense (benefit) for the years ended March 31, 2002 and 2001 are summarized as follows:

(In thousands)	2002	2001
Current
Federal	$(93)	$1
State	(47)	1
Foreign	271	—

	131	2

Deferred
Federal	(239)	(3,163)
State	68	(835)

	(171)	(3,998)

Total
Federal	(332)	(3,162)
State	21	(834)
Foreign	271	—

	$(40)	$(3,996)

        The tax effects of temporary differences that give rise to a significant portion of the net deferred tax assets at March 31, 2002 and 2001 are presented below:

(In thousands)	2002	2001
Deferred tax assets:
Provision for lower of cost or market inventory writedowns	$261	$613
Net operating loss carryforwards	3,204	2,242
Allowance for sales returns	495	446
Writedowns of royalty advances	289	241
Allowance for doubtful accounts receivable	548	382
Tax credits	516	329
Other	—	458

Deferred tax assets	5,313	4,711

Deferred tax liabilities:
Depreciation and amortization	(682)	(396)
Other	(206)	(61)

Deferred tax liabilities	(888)	(457)

Net deferred tax assets	$4,425	$4,254

        The Company provides a valuation allowance on the deferred tax assets where there is uncertainty regarding their future realizability. In assessing the realizability of deferred tax assets, management considered whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent on the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the projected future taxable income and tax-planning strategies in making this assessment. In March 2001, Image entered into a new disc manufacturing agreement that it expects will result in a lower future cost structure. In addition, in March 2001, management implemented an action plan to improve DVDPlanet's future operating results. Based on these factors and projections for future taxable income for the periods in which the deferred tax assets are deductible, in March 2001, the Company eliminated the valuation allowance for all deductible differences. Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets. The events and projections giving rise to this decision occurred during the Company's fourth quarter of fiscal 2001.

        The change in the valuation allowance for the year ended March 31, 2001 was $6,391,000 of which $6,135,000 reduced income tax expense for the year. The remaining $256,000 was credited to additional paid-in capital which was the amount attributable to net operating losses created by the exercise of stock options previously unrecognized.

        As of March 31, 2002, the Company had net operating loss carryforwards for Federal and state income tax purposes of $10,369,000 and $3,303,000, respectively, which are available to offset future taxable income through 2022 and 2009, respectively.

        Expected income tax expense (benefit) based on Federal statutory rates for the three years ended March 31, 2002 differed from actual tax expense (benefit) as follows:

(In thousands)	2002	2001	2000
Expected income tax expense (benefit)	$(83)	$1,508	$481
State income taxes, net of Federal benefit	(4)	552	89
Disallowance of state net operating loss carryforward, net of Federal benefit	18	—	—
Change in valuation allowance	—	(6,135)	(582)
Non-deductible expenses	26	—	—
Other	3	79	12

	$(40)	$(3,996)	$—

Note 12. Other Items—Statements of Operations.

Fourth Quarter Adjustments.

        During fiscal 2002, the Company, through DVDPlanet, officially exited the laserdisc distribution business, selling its last unit of programming, in the old home entertainment format of laserdisc. Additionally, during fiscal 2002, the Company destroyed its remaining laserdisc inventory. During the fourth quarter of fiscal 2002, the Company reversed, as a credit to cost of sales, certain recorded reserves relating to its domestic laserdisc distribution operations which management determined were unnecessary. Approximately $1,818,000 was recorded as a pretax credit to cost of sales in the accompanying consolidated statement of operations for fiscal 2002.

        During the fourth quarter of fiscal 2002, the Company, after meeting with its international distributors in February 2002, has revised its estimate of the fair value of a royalties paid in advance for the international distribution rights to a particular line of programming. In accordance with SOP-002, the Company wrote off to cost of sales, the difference between the unamortized carrying value of the royalty advance and the revised estimate of fair value. A pretax charge totaling $696,000 was included in cost of sales in the accompanying statement of operations for fiscal 2002.

        Fiscal 2001.    On February 23, 2001, Image terminated its employment agreement with its Chief Administrative Officer and General Counsel, "without cause" as defined therein. The Company accrued $196,000 at March 31, 2001, for remaining compensation (including salary, severance and bonus) due under the employment agreement as of the date of termination.

        The Company eliminated the valuation allowance recorded against the deferred tax assets in the fourth quarter of fiscal 2001. (See "Note 11. Income Taxes").

        Fiscal 2000.    During the fourth quarter of fiscal 2000, Image reached a final settlement relating to its on-going litigation with LEI Partners, L.P. and a number of related entities and individuals. The Company recorded a pretax gain of $709,000 during the fourth quarter ended March 31, 2000 relating to certain settlements and a pretax gain of $899,000 for the year ended March 31, 2000 covering all settlements relating to this litigation. The gain on settlements is included as a component of other income in the accompanying consolidated statement of operations for the year ended March 31, 2000. Total principal, interest and settlement payments received by Image over the years relating to the December 1990 sale of a business segment totaled $2,240,000, net of related legal fees.

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

Note 13. Employee Benefit Plan.

        The Company has a 401(k) savings plan covering substantially all of its employees. Eligible employees may contribute through payroll deductions. The Company matches employees' contributions at the rate of 50% of the first 4% of salary contributed. The Company's 401(k) savings plan matching expenses for fiscal 2002, 2001 and 2000 were $125,000, $112,000 and $88,000, respectively.

Note 14. Segment Information.

        In accordance with the requirements of SFAS No. 131, Disclosures about Segments of and Enterprises and Related Information, selected financial information regarding the Company's reportable business segments, Domestic Wholesale Distribution, Retail Distribution, and International Wholesale Distribution, are presented below. The largest business segment is Domestic Wholesale Distribution of entertainment programming (primarily DVD). Management currently evaluates segment performance based primarily on net revenues, operating costs and expenses and income (loss) before income taxes. Interest income and expense is evaluated on a consolidated basis and not allocated to the Company's business segments.

        For the Year Ended March 31, 2002:

	2002
(In thousands)	Domestic Wholesale Distribution	Retail Distribution	International Wholesale Distribution	Inter-segment Eliminations	Consolidated
NET REVENUES	$80,546	$18,678	$9,759	$(14,170)	$94,813
OPERATING COSTS AND EXPENSES	76,091	20,253	11,138	(14,222)	93,260

EARNINGS (LOSS) FROM OPERATIONS	4,455	(1,575)	(1,379)	52	1,553
OTHER EXPENSES (INCOME)	1,806	—	—	(18)	1,788

EARNINGS (LOSS) BEFORE INCOME TAXES	$2,649	$(1,575)	$(1,379)	$70	$(235)

        For the Year Ended March 31, 2001:

	2001
(In thousands)	Domestic Wholesale Distribution	Retail Distribution	International Wholesale Distribution	Inter-segment Eliminations	Consolidated
NET REVENUES	$90,512	$16,886	$6,662	$(14,027)	$100,033
OPERATING COSTS AND EXPENSES	81,329	19,586	7,414	(13,988)	94,341

EARNINGS (LOSS) FROM OPERATIONS	9,183	(2,700)	(752)	(39)	5,692
OTHER EXPENSES (INCOME)	1,225	—	—	31	1,256

EARNINGS (LOSS) BEFORE INCOME TAXES	$7,958	$(2,700)	$(752)	$(70)	$4,436

        For the Year Ended March 31, 2000:

	2000
(In thousands)	Domestic Wholesale Distribution	Retail Distribution	International Wholesale Distribution	Inter-segment Eliminations	Consolidated
NET REVENUES	$80,055	$15,837	$250	$(11,729)	$84,413
OPERATING COSTS AND EXPENSES	75,671	17,887	883	(11,690)	82,751

EARNINGS (LOSS) FROM OPERATIONS	4,384	(2,050)	(633)	(39)	1,662
OTHER EXPENSES (INCOME)	630	—	—	(383)	247

EARNINGS (LOSS) BEFORE INCOME TAXES	$3,754	$(2,050)	$(633)	$344	$1,415

	As of March 31,
(In thousands)	2002	2001
Total Assets:
Domestic Wholesale Distribution	$75,188	$68,106
Retail Distribution	1,234	4,869
International Wholesale Distribution	5,601	4,369
Inter-segment eliminations	(125)	(2,353)

Consolidated total assets	$81,898	$74,991

Note 15. Quarterly Financial Data. (Unaudited)

        Summarized quarterly consolidated financial data for fiscal 2002 and 2001 is as follows:

	Quarter Ended
	June 30,		September 30,		December 31,		March 31,
(In thousands, except per share data)	2001	2000	2001	2000	2001	2000	2002	2001
Net revenues	$20,371	$23,851	$20,864	$25,458	$26,861	$24,906	$26,717	$25,818
Earnings (loss) from operations	(362)	1,800	(777)	1,749	1,397	1,029	1,295	1,114
Net earnings (loss)	(493)	1,315	(856)	1,753	602	577	552	4,787	(2)
Net earnings (loss) per share(1)—
Basic	$(.03)	$.08	$(.05)	$.11	$.04	$.04	$.03	$.30
Diluted	$(.03)	$.08	$(.05)	$.10	$.04	$.04	$.03	$.28
Shares used in computation of net earnings (loss) per share—	—
Basic	15,803	16,462	15,821	16,479	15,827	16,224	15,828	15,858
Diluted	15,803	17,844	15,821	17,876	15,889	16,225	15,978	17,237

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

___________________________________________________________________________________________

PART III
___________________________________________________________________________________________

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

        The information required by this item is incorporated by reference from the information contained under the caption entitled "Election of Directors" in the Company's definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the Company's 2002 Annual Meeting of Shareholders. See also, Part I "Executive Officers of the Registrant."

ITEM 11.  EXECUTIVE COMPENSATION.

        The information required by this item is incorporated by reference from the information contained under the caption entitled "Executive Compensation" in the Company's definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the Company's 2002 Annual Meeting of Shareholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        The information required by this item is incorporated by reference from the information contained under the caption entitled "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the Company's 2002 Annual Meeting of Shareholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        The information required by this item is incorporated by reference from the information contained under the caption entitled "Certain Relationships and Related Transactions" in the Company's definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the Company's 2002 Annual Meeting of Shareholders.

___________________________________________________________________________________________

PART IV
___________________________________________________________________________________________

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)
THE FOLLOWING DOCUMENTS ARE FILED AS A PART OF THIS REPORT.

		Page
1.	Financial Statements:
	Independent Auditors' Report	43
	Consolidated Balance Sheets at March 31, 2002 and 2001	44
	Consolidated Statements of Operations for the years ended March 31, 2002, 2001 and 2000	46
	Consolidated Statements of Shareholders' Equity for the years ended March 31, 2002, 2001 and 2000	47
	Consolidated Statements of Cash Flows for the years ended March 31, 2002, 2001 and 2000	48
	Notes to Consolidated Financial Statements	51
2.	Financial Statement Schedule:
	Schedule II—Valuation and Qualifying Accounts	73
3.	Exhibits:
	See the Exhibit Index on pages i—v.
(b)
REPORTS ON FORM 8-K.

    None.

SCHEDULE II
—Valuation and Qualifying Accounts—
For the Years Ended March 31, 2002, 2001 and 2000

	Allowance for Doubtful Accounts
(In thousands)	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Amounts Written-Off	Balance at End of Year
For the Year Ended March 31, 2002:	$1,020	$597	$(143)	$1,474

For the Year Ended March 31, 2001:	$551	$555	$(86)	$1,020

For the Year Ended March 31, 2000:	$525	$384	$(358)	$551

	Allowance for Sales Returns
(In thousands)	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Amounts Written-Off	Balance at End of Year
For the Year Ended March 31, 2002:	$3,450	$10,507	$(10,057)	$3,900

For the Year Ended March 31, 2001:	$3,113	$9,011	$(8,674)	$3,450

For the Year Ended March 31, 2000:	$2,950	$6,463	$(6,300)	$3,113

Reconciliation to Consolidated Balance Sheets

	At March 31,
(In thousands)	2002	2001
Allowance for Doubtful Accounts:
Balance at End of Year	$1,474	$1,020
Allowance for Sales Returns:
Balance at End of Year	3,900	3,450

Allowances	$5,374	$4,470

___________________________________________________________________________________________

SIGNATURES
___________________________________________________________________________________________

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMAGE ENTERTAINMENT, INC. a California corporation
Dated: June 27, 2002	By:	/s/ MARTIN W. GREENWALD MARTIN W. GREENWALD Chairman of the Board, President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: June 27, 2002	/s/ MARTIN W. GREENWALD MARTIN W. GREENWALD Chairman of the Board, President and Chief Executive Officer
Dated: June 27, 2002	/s/ JEFF M. FRAMER JEFF M. FRAMER Chief Financial Officer (Principal Financial and Accounting Officer)
Dated: June 27, 2002	/s/ STUART SEGALL STUART SEGALL Vice President & Director
Dated: June 27, 2002	/s/ IRA EPSTEIN IRA EPSTEIN Director
Dated: June 27, 2002	/s/ M. TREVENEN HUXLEY M. TREVENEN HUXLEY Director

___________________________________________________________________________________________

EXHIBIT INDEX
___________________________________________________________________________________________

2.1		Asset Purchase Agreement, dated as of August 20, 1998, by and between Image Newco, Inc. and Ken Crane's Magnavox City, Inc. Filed as Exhibit 2.1 to Image's Registration Statement on Form S-2 (No.333-65611), effective December 21, 1998, and incorporated by reference herein.
2.1	(a)
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
10.1	†	Image's Restated 1989 Incentive Stock Option Plan, as amended. Filed as Exhibit 10.1 of Image's Form 10-K for the year ended March 31, 1992, and incorporated by reference herein.
10.2	†	Image's 1990 Stock Option Plan. Filed as Exhibit A of Image's Proxy Statement dated December 27, 1990, and incorporated by reference herein.
10.3	†	Image's Restated 1992 Stock Option Plan. Filed as Exhibit A of Image's Proxy Statement dated September 9, 1994, and incorporated by reference herein.
10.4	†
Image's 1994 Eligible Directors Stock Option Plan and Form of Eligible Director Non-Qualified Stock Option Agreement. Filed as Exhibit 10.4 of Image's Form 10-K for the year ended March 31, 1995, and incorporated by reference herein.
10.5	†	Image's 1998 Incentive Plan. Filed as Exhibit A to Image's Notice of Annual Meeting and Proxy Statement dated July 29, 1998, and incorporated herein by this reference.
10.5	(a)
Form of Employee (Nonqualified) Stock Option Grant Agreement under Image's 1998 Incentive Plan. Filed as Exhibit 10.5(a) to Image's Form 10-K for the fiscal year ended March 31, 1999, and incorporated by reference herein.
10.6	†
Eligible Director Non-Qualified Stock Option Agreement, dated as of July 22, 1998, between Image and Stuart Segall. Filed as Exhibit 10.9 to Image's Registration Statement on Form S-2 (No.333-65611), effective December 21, 1998, and incorporated by reference herein.

i

10.7	†
Eligible Director Non-Qualified Stock Option Agreement, dated as of September 17, 1998, between Image and Mark Trevenen Huxley. Filed as Exhibit 10.10 to Image's Registration Statement on Form S-2 (No.333-65611), effective December 21, 1998, and incorporated by reference herein.
10.8	†
Form of Option Agreement, dated October 15, 1991, between Image and Martin W. Greenwald. Filed as Exhibit 10.3 of Image's 10-Q for the quarter ended September 30, 1991, and incorporated by reference herein.
10.9	†	Form of Option granted August 13, 1992 by Image to Cheryl Lee. Filed as Exhibit 10.12 of Image's Form 10-K for the year ended March 31, 1994, and incorporated by reference herein.
10.10	†	Form of Option granted May 19, 1994 to Jeff Framer, Cheryl Lee and David Borshell. Filed as Exhibit 10.24 to Image's Form 10-K for the year ended March 31, 1994, and incorporated by reference herein.
10.11	†
Form of Termination Agreement between Image and each of Martin W. Greenwald, Cheryl Lee, Jeff Framer and David Borshell (relating to the termination of their former employment agreements). Filed as Exhibit 10.11 to Image's Registration Statement on Form S-2 (No.333-65611), effective December 21, 1998, and incorporated by reference herein.
10.12	†
Employment Agreement, dated as of July 1, 1998, between Image and Martin W. Greenwald. Filed as Exhibit 10.12 to Image's Registration Statement on Form S-2 (No.333-65611), effective December 21, 1998, and incorporated by reference herein.
10.13	†
Employment Agreement, dated as of July 1, 1998, between Image and David Borshell. Filed as Exhibit 10.15 to Image's Registration Statement on Form S-2 (No.333-65611), effective December 21, 1998, and incorporated by reference herein.
10.14	†
Employment Agreement, dated as of July 1, 1998, between Image and Jeff Framer. Filed as Exhibit 10.14 to Image's Registration Statement on Form S-2 (No.333-65611), effective December 21, 1998, and incorporated by reference herein.
10.15	†
Employment Agreement, dated as of July 1, 1998, between Image and Cheryl Lee. Filed as Exhibit 10.13 to Image's Registration Statement on Form S-2 (No.333-65611), effective December 21, 1998, and incorporated by reference herein.
10.16	†
Form of 1998 Performance Restricted Stock Unit Award Agreement (and related General Provisions), between Image and each of Martin W. Greenwald, Cheryl Lee, Jeff Framer and David Borshell (appended as Exhibit A to Exhibits 10.12 through 10.15). Filed as Exhibit 10.16 to Image's Registration Statement on Form S-2 (No.333-65611), effective December 21, 1998, and incorporated by reference herein.
10.17	†
Form of 1999 Performance Restricted Stock Unit Award Agreement, dated as of July 1, 1999 (and related 1999 General Provisions), between Image and each of Martin W. Greenwald, Cheryl Lee, Jeff Framer and David Borshell. Filed as Exhibit 10.1 to Image's Form 10-Q for the quarter ended June 30, 1999, and incorporated by reference herein.
10.18	†
Loan Agreement, dated as of August 18, 2000, by and between Image and Martin W. Greenwald. Filed as Exhibit 10.1 to Image's Form 10-Q for the quarter ended September 30, 2000, and incorporated by reference herein.
10.19	†
Form of Director Stock Unit Award Agreement, dated as of October 1, 1999, between Image and each of Ira Epstein, M. Trevenen Huxley and Stuart Segall. Filed as Exhibit 10.18 to Image's Form 10-K for the fiscal year ended March 31, 2000, and incorporated by reference herein.

10.20	†
Form of Director Stock Unit Award Agreement, dated as of October 1, 2000, between Image and each of Ira Epstein, M. Trevenen Huxley and Stuart Segall. Filed as Exhibit 10.1 to Image's Form 10-Q for the quarter ended December 31, 2000.
10.21	†	Form of Indemnity Agreement between Image and its directors and officers. Filed as Exhibit F of Image's Proxy Statement dated September 5, 1989, and incorporated by reference herein.
10.22
Stock Purchase Agreement among Image, Directors of Image and various Buyers dated December 29, 1987. Filed as Exhibit 4.3 of Image's Form 8-K dated December 29, 1987, and incorporated by reference herein.
10.22	(a)
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
10.25	(a)
First Amendment dated August 20, 1996 to Standard Industrial Lease for 9333 Oso Avenue, Chatsworth, California, dated December 1, 1993 and effective April 1, 1994, by and between Image and P&R Investment Company. Filed as Exhibit 10.24(a) to Image's Form 10-K for the fiscal year ended March 31, 1999, and incorporated by reference herein.
10.25	(b)
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
10.27	(a)
Amendment No. 1 dated as of February 4, 1998 to Business Loan Agreement between Image and Bank of America National Trust and Savings Association dated March 10, 1997. Filed as Exhibit 10.23(a) to Image's Form 10-K for the fiscal year ended March 31, 1998, and incorporated by reference herein.

10.27	(b)
Amendment No. 2, dated as of June 29, 1998, to Business Loan Agreement, dated as of March 10, 1997, by and between Image and Bank of America National Trust and Savings Association. Filed as Exhibit 10.3 to Image's Form 10-Q for the quarter ended June 30, 1998, and incorporated by reference herein.
10.27	(c)
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
10.30	(a)
(First) Amendment, dated March 19, 1997, to Lease Intended as Security between Image and BA Leasing & Capital Corporation dated March 19, 1997. Filed as Exhibit 10.24(a) to Image's Form 10-K for the fiscal year ended March 31, 1998, and incorporated by reference herein.
10.30	(b)
Second Amendment, dated February 8, 1998, to Lease Intended as Security between Image and BA Leasing & Capital Corporation dated March 19, 1997. Filed as Exhibit 10.24(b) to Image's Form 10-K for the fiscal year ended March 31, 1998, and incorporated by reference herein.
10.30	(c)
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
10.31	(a)
Amendment No. 1, dated as of February 5, 1997, to Loan Agreement, dated as of December 17, 1996, by and between Image and Union Bank of California, N.A. Filed as Exhibit 10.20.A of Image's Form 10-K for the year ended March 31, 1997, and incorporated by reference herein.
10.31	(b)
Amendment No. 2, dated as of February 25, 1997, to Loan Agreement, dated as of December 17, 1996, by and between Image and Union Bank of California, N.A. Filed as Exhibit 10.20.B of Image's Form 10-K for the year ended March 31, 1997, and incorporated by reference herein.
10.31	(c)
Amendment No. 3, dated as of September 27, 1997, to Loan Agreement, dated as of December 17, 1996, by and between Image and Union Bank of California, N.A. Filed as Exhibit 10.26(c) to Image's Form 10-K for the fiscal year ended March 31, 1998, and incorporated by reference herein.

10.31	(d)
Amendment No. 4, dated as of October 31, 1997, to Loan Agreement, dated as of December 17, 1996, by and between Image and Union Bank of California, N.A. Filed as Exhibit 10.26(d) to Image's Form 10-K for the fiscal year ended March 31, 1998, and incorporated by reference herein.
10.31	(e)
Amendment No. 5, dated as of January 28, 1998, to Loan Agreement, dated as of December 17, 1996, by and between Image and Union Bank of California, N.A. Filed as Exhibit 10.26(e) to Image's Form 10-K for the fiscal year ended March 31, 1998, and incorporated by reference herein.
10.31	(f)
Amendment No. 6, dated as of June 18, 1998, to Loan Agreement, dated as of December 17, 1996, by and between Image and Union Bank of California, N.A. Filed as Exhibit 10.26(f) to Image's Form 10-K for the fiscal year ended March 31, 1998, and incorporated by reference herein.
10.31	(g)
Amendment No. 7, dated as of July 13, 1998, to Loan Agreement, dated as of December 17, 1996, by and between Image and Union Bank of California, N.A. Filed as Exhibit 10.2 to Image's Form 10-Q for the quarter ended June 30, 1998, and incorporated by reference herein.
10.31	(h)
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
10.33	(a)
Amendment No. 1, dated as of November 1, 1999, to Loan and Security Agreement, dated as of December 28, 1998, by and between Image and Foothill Capital Corporation. Filed as Exhibit 10.1 to Image's Form 10-Q for the quarter ended September 30, 1999, and incorporated by reference herein.
10.33	(b)
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
10.34	(a)
First Amendment, dated as of April 28, 2000, to Limited Liability Company Operating Agreement of Aviva International, LLC, dated as of June 21, 1999, by and between Image and Michael Lopez. Filed as Exhibit 10.30(a) to Image's Form 10-K for the fiscal year ended March 31, 2000, and incorporated by reference herein.
10.35
Optical Disc Replication and Loan Agreement dated March 13, 2001, by and between Image and MRT Technology, LLC. Filed as Exhibit 10.35 to Image's 10-K for the fiscal year ended March 31, 2001, and incorporated by reference herein.

v

10.35	(a) *	Amendment No. 1, dated as of March 26, 2002, to Optical Disc Replication and Loan Agreement dated March 13, 2001, by and between Image and MRT Technology, LLC.
10.36
Subordination Agreement dated March 13, 2001 by and between Image, MRT Technology, LLC and Bank of America, N.A. Filed as Exhibit 10.36 to Image's 10-K for the fiscal year ended March 31, 2001, and incorporated by reference herein.
10.36	(a) *	First Amendment, dated March 26, 2002, to Subordination Agreement dated March 13, 2001 by and between Image, MRT Technology, LLC and Bank of America, N.A.
10.37
Subordination Agreement dated March 13, 2001 by and between Image, MRT Technology, LLC and Foothill Capital Corporation. Filed as Exhibit 10.37 to Image's 10-K for the fiscal year ended March 31, 2001, and incorporated by reference herein.
10.37	(a) *	Amendment Number One, dated March 26, 2002, to Subordination Agreement dated March 13, 2001 by and between Image, MRT Technology, LLC and Foothill Capital Corporation.
21	*	Subsidiaries of the Registrant.
23	*	Consent Letter of KPMG LLP, Independent Certified Public Accountants.

*
Exhibit(s) not previously filed with the Securities and Exchange Commission.

†
Management Contracts, Compensatory Plans or Arrangements.

QuickLinks

FORM 10-K
TABLE OF CONTENTS
PART I
ITEM 1. BUSINESS.
ITEM 2. PROPERTIES.
ITEM 3. LEGAL PROCEEDINGS.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
ITEM 6. SELECTED FINANCIAL DATA.
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
INDEPENDENT AUDITORS' REPORT
CONSOLIDATED BALANCE SHEETS March 31, 2002 and 2001
CONSOLIDATED BALANCE SHEETS March 31, 2002 and 2001
CONSOLIDATED STATEMENTS OF OPERATIONS For the Years Ended March 31, 2002, 2001 and 2000
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Notes 9 and 11) For the Years Ended March 31, 2002, 2001 and 2000
CONSOLIDATED STATEMENTS OF CASH FLOWS For the Years Ended March 31, 2002, 2001 and 2000
SUPPLEMENTAL DISCLOSURES OF NONCASH OPERATING, INVESTING AND FINANCING ACTIVITIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
ITEM 11. EXECUTIVE COMPENSATION.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
PART IV
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K .
SCHEDULE II —Valuation and Qualifying Accounts— For the Years Ended March 31, 2002, 2001 and 2000
SIGNATURES
EXHIBIT INDEX