Form 10-Q
period 2002-06-30
IMAGE ENTERTAINMENT INC
filed 2002-08-14
CIK 216324

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  ☒   NO  ☐

Number of shares outstanding of the registrant’s common stock on August 5, 2002: 15,848,137

PART I - FINANCIAL INFORMATION

ITEM 1.         Financial Statements.

IMAGE ENTERTAINMENT, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

June 30, 2002 and March 31, 2002

ASSETS

(In thousands)	June 30, 2002	March 31, 2002

Current assets:

Cash	$1,872	$303

Accounts receivable, net of allowances of
$5,398- June 30, 2002;
$5,374 - March 31, 2002	15,709	18,376

Inventories	15,451	15,663

Royalty and distribution fee advances	8,887	8,065

Prepaid expenses and other assets	1,430	1,732

Deferred tax assets, net	1,593	1,593

Total current assets	44,942	45,732

Noncurrent inventories, principally production costs	3,078	3,091

Noncurrent royalty and distribution advances	8,439	10,040

Noncurrent deferred tax assets, net	5,316	2,832

Property, equipment and improvements, net	13,712	13,851

Other assets	320	355

Goodwill, net of accumulated amortization of $1,632 - March 31, 2002	—	5,997

	$75,807	$81,898

See accompanying notes to consolidated financial statements

LIABILITIES AND SHAREHOLDERS’ EQUITY

(In thousands, except share data)	June 30, 2002	March 31, 2002

Current liabilities:

Accounts payable and accrued liabilities	$13,795	$16,745

Accrued royalties and distribution fees	7,219	7,020

Revolving credit facility	11,309	9,834

Current portion of long-term debt	2,620	2,370

Current portion of capital lease obligations	649	619

Total current liabilities	35,592	36,588

Long-term debt, less current portion	11,142	11,859

Capital lease obligations, less current portion	758	943

Total liabilities	47,492	49,390

Shareholders’ equity:

Preferred stock, $1 par value, 3,366,000 shares authorized; none issued and outstanding	—	—

Common stock, no par value, 30,000,000 shares authorized; 15,828,000 issued and outstanding at June 30, 2002 and March 31, 2002	29,850	29,850

Additional paid-in capital	3,463	3,463

Accumulated deficit	(4,998)	(805)

Net shareholders’ equity	28,315	32,508

	$75,807	$81,898

See accompanying notes to consolidated financial statements

IMAGE ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

For the Three Months Ended June 30, 2002 and 2001

(In thousands, except per share data)	2002	2001

NET REVENUES	$23,775	$20,370

OPERATING COSTS AND EXPENSES:
Cost of sales	17,390	14,634
Selling expenses	2,624	1,962
General and administrative expenses	2,968	2,702
Amortization of production costs	1,079	1,307
Amortization of goodwill	—	127
	24,061	20,732

LOSS FROM OPERATIONS	(286)	(362)

OTHER EXPENSES (INCOME):
Interest expense, net	402	426
Other	(8)	(19)
	394	407

LOSS BEFORE INCOME TAXES	(680)	(769)

INCOME TAX BENEFIT	253	276

LOSS BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	(427)	(493)

CUMULATIVE EFFECT OF ACCOUNTING CHANGE, NET OF INCOME TAX BENEFIT OF $2,231	(3,766)	—

NET LOSS	$(4,193)	$(493)

NET LOSS PER SHARE BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE:
Basic and diluted	$(.03)	$(.03)

CUMULATIVE EFFECT OF ACCOUNTING CHANGE, NET	(.24)	—

NET LOSS PER SHARE:
Basic and diluted	$(.27)	$(.03)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	15,828	15,803

See accompanying notes to consolidated financial statements

IMAGE ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

For the Three Months Ended June 30, 2002 and 2001

(In thousands)	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(4,193)	$(493)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Cumulative effect of accounting change, net of tax benefit	3,766	—
Amortization of production costs	1,079	1,307
Amortization of goodwill	—	127
Depreciation and other amortization	701	646
Amortization of stock warrant and restricted stock units	88	49
Provision for lower of cost or market inventory writedowns	—	184
Provision for estimated doubtful accounts receivable	30	30
Deferred income taxes	(253)	(276)
Changes in assets and liabilities associated with operating activities:
Accounts receivable	2,637	1,762
Inventories	173	(1,449)
Royalty and distribution fee advances	779	(3,547)
Production cost expenditures	(1,027)	(1,191)
Prepaid expenses and other assets	23	(294)
Accounts payable, accrued royalties and liabilities	(2,803)	(2,163)

Net cash provided by (used in) operating activities	1,000	(5,308)

CASH FLOWS FROM INVESTING ACTIVITIES:

Net cash used in investing activities - Capital expenditures	(284)	(1,035)

See accompanying notes to consolidated financial statements

(In thousands)	2002	2001

CASH FLOWS FROM FINANCING ACTIVITIES:

Borrowings under revolving credit facility	$25,745	$28,137
Repayments of borrowings under revolving credit facility	(24,270)	(21,659)
Repayments of long-term debt	(467)	(71)
Principal payments under capital lease obligations	(155)	(97)
Borrowings under long-term debt	—	244
Repurchase of common stock	—	(113)

Net cash provided by financing activities	853	6,441

NET INCREASE IN CASH:	1,569	98

Cash at beginning of period	303	606

Cash at end of period	$1,872	$704

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:
Interest	$328	$321

See accompanying notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 1.         Basis of Presentation.

The accompanying consolidated financial statements include the accounts of Image Entertainment, Inc. (“Image”), its wholly-owned subsidiary DVDPlanet.com, Inc. (“DVDPlanet”), and Image’s controlled 50%-owned joint venture, Aviva International, LLC (“Aviva”) (collectively, the “Company”).  All significant inter-company balances and transactions have been eliminated in consolidation.

The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  They do not include all information and notes required by U.S. GAAP for complete financial statements.  There has been no significant changes in the Company's critical accounting policies as disclosed in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Annual Report on Form 10-K of the Company for the year ended March 31, 2002.  In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included.  Operating results for the three months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2003.  The accompanying consolidated financial information for the three months ended June 30, 2002 and 2001 should be read in conjunction with the Financial Statements, the Notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended March 31, 2002.

The preparation of the Company’s consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes.  The significant areas requiring the use of management’s estimates related to provisions for lower of cost or market inventory writedowns, doubtful accounts receivables, unrecouped royalty and distribution fee advances and sales returns.  Although these estimates are based on management’s knowledge of current events and actions management may undertake in the future, actual results may ultimately differ from those estimates.

Certain fiscal 2002 balances have been reclassified to conform with the fiscal 2003 presentation.

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

Image engaged Houlihan Lokey Howard & Zukin, an independent financial advisory services company, to prepare certain analyses as a valuation basis for goodwill impairment testing and financial reporting purposes.  Specifically they were engaged to express their conclusions as of April 1, 2002, regarding (i) the fair value of DVDPlanet (a Reporting Unit as defined by SFAS No. 142), which was acquired in January 1999, on an enterprise value basis to be used to determine whether the carrying value of goodwill is impaired and (ii) the fair value of the material identifiable intangible assets and goodwill of DVDPlanet for use in determining the amount of goodwill impairment.

Based upon their findings, the carrying value of Image’s acquired goodwill was determined to be impaired pursuant to the new valuation guidelines of SFAS No. 142.  The adoption of SFAS No. 142 resulted in a one-time, noncash, charge of $3,766,000, net of an income tax benefit of $2,231,000, or $.24 per diluted share.  The impairment charge is recorded as a cumulative effect of a change in accounting principle, net of the tax benefit, in the accompanying consolidated statement of operations for the three months ended June 30, 2002.  As a result of this writedown, DVDPlanet has no remaining goodwill.

The following table summarizes the impact on the Company’s statements of operations of the implementation of SFAS No. 142:

	2002	2001
(In thousands)
Reported net loss before cumulative effect of accounting change	$(427)	$(493)
Add back: goodwill amortization, net of related $46,000 tax benefit in 2001	—	81
Adjusted net loss before cumulative effect of accounting change	(427)	(412)
Cumulative effect of accounting change, net of tax benefit of $2,231	(3,766)	—
Adjusted net loss	$(4,193)	$(412)

Basic and diluted loss per share:
Reported net loss before cumulative effect of accounting change	$(.03)	$(.03)
Goodwill amortization, net of tax benefit	—	—
Adjusted net loss before cumulative effect of accounting change	(.03)	(.03)
Cumulative effect of accounting change	(.24)	—
Adjusted net loss per share	$(.27)	$(.03)

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supercedes both SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30 (“APB No. 30”), Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion).  SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS No. 121.  The Company has adopted the provisions of SFAS No. 144 for the quarter ended June 30, 2002.  The adoption of SFAS No. 144 did not have a material impact on the Company’s financial statements because the impairment assessment under SFAS No. 144 is largely unchanged from SFAS No. 121.

Note 3.         Inventories.

Inventories at June 30, 2002 and March 31, 2002 are summarized as follows:

(In thousands)	June 30, 2002	March 31, 2002
DVD	$11,858	$12,485
Other	1,089	635
	12,947	13,120
Production costs, net	5,582	5,634
	18,529	18,754
Less current portion of inventories	15,451	15,663
Noncurrent inventories, principally production costs	$3,078	$3,091

DVD and other inventories consist primarily of finished DVD, CD and VHS product for sale and are stated at the lower of average cost or market.

Production costs consist of capitalized costs to produce licensed programming for domestic and international distribution and include the costs of film and tape conversion to the optical disc format, menu and packaging design, authoring, compression, mastering and the overhead of the Company's creative services and production departments.  Production costs are reflected net of accumulated amortization of $11,272,000 and $10,959,000 at June 30, 2002 and March 31, 2002, respectively.

Note 4.         Debt.

Revolving Credit and Term Loan Facilities.  At June 30, 2002, the Company had $11,309,000 outstanding under its $15 million revolving credit facility with Foothill Capital Corporation (“Foothill”) and $259,000 outstanding under its $1 million capital expenditure term loan facility with Foothill bearing interest at the “floor” interest rate of 5.75%.  The Company had one outstanding standby letter of credit issued by Foothill in the amount of $150,000 to secure trade payables to a program supplier, which expires on November 18, 2002.  The Company had borrowing availability of $3,541,000 under the revolving credit facility, net of amounts utilized for the letter of credit, and $741,000 under the term loan facility.

Amendment to Credit Agreement.  On July 9, 2002, Image and Image Investors Co. (“IIC”), a principal stockholder of Image owned and controlled by John W. Kluge and Stuart Subotnick, finalized an amendment of their September 27, 1997 Credit Agreement.  Under the original terms of the Credit Agreement, Image borrowed $5 million from IIC, with interest payable quarterly at 8.0% per annum and principal due on October 1, 2002.  The amendment increases the interest rate to the prime rate plus 5% per annum beginning October 1, 2002 with a “ceiling” of 12%, extends the maturity date of the loan three years to October 1, 2005, and requires the following annual principal payments payable quarterly:  Year one $1,000,000 ($250,000 on October 1, 2002 and January 1, April 1 and July 1, 2003), Year two $1,500,000 ($375,000 on October 1, 2003 and January 1, April 1 and July 1, 2004) and Year three $2,500,000 ($625,000 on October 1, 2004 and January 1, April 1 and July 1, 2005). If Image sells its Las Vegas, Nevada property or obtains equity financing during the term of the Credit Agreement, Image is required, subject to Foothill’s approval, to use up to 75% of the proceeds of the transactions to prepay the Year three payment.  The loan remains unsecured, subordinated to any obligations to Foothill, and convertible into Image’s common stock at a price of $3.625 per share at IIC’s election at anytime during the term.

Long-term debt at June 30, 2002 and March 31, 2002 consists of the following:

(In thousands)	June 30, 2002	March 31, 2002
Note payable – disc manufacturer	$5,013	$5,347
Convertible subordinated note payable	5,000	5,000
Real estate credit facility	2,790	2,833
Note payable to bank	700	763
Term loan facility - Foothill	259	286
	13,762	14,229
Current portion of long-term debt	2,620	2,370

Long-term debt less current portion	$11,142	$11,859

At June 30, 2002, the Company was in compliance with all financial and operating covenants under its debt agreements.

Note 5.         Net Loss per Share Data.

The following presents a reconciliation of the numerators and denominators used in computing basic and diluted net loss per share for the three months ended June 30, 2002 and 2001:

(In thousands, except per share data)	2002	2001

Net loss before cumulative effect of accounting change	$(427)	$(493)

Cumulative effect of accounting change, net of tax benefit	(3,766)	—

Net loss — basic and diluted numerator	$(4,193)	$(493)

Weighted average common shares outstanding — basic and diluted denominator	15,828	15,803

Basic and diluted net loss per share before cumulative effect of an accounting change	$(.03)	$(.03)

Cumulative effect of an accounting change, net of tax benefit	(.24)	—

Basic and diluted net loss per share	$(.27)	$(.03)

Diluted net loss per share for the three months ended June 30, 2002 and 2001 is based only on the weighted average number of common shares outstanding for the period because inclusion of common stock equivalents (outstanding common stock options and common stock underlying the convertible subordinated note payable totaling 2,999,000 and 2,881,000 shares, respectively) would be antidilutive.

Note 6.         Segment Information.

Selected financial information regarding the Company’s reportable business segments, Domestic Wholesale Distribution, Retail Distribution and International Wholesale Distribution, is presented below.  The largest business segment is Domestic Wholesale Distribution of home entertainment programming (primarily DVD).  Management currently evaluates segment performance based primarily on net revenues, operating costs and expenses and earnings (loss) before income taxes.  Interest income and expense are evaluated on a consolidated basis and not allocated to the Company’s business segments.

For the Three Months Ended June 30, 2002:

	2002
(In thousands)	Domestic Wholesale Distribution	Retail Distribution	International Wholesale Distribution	Inter-segment Eliminations	Consolidated
NET REVENUES	$20,007	$5,352	$2,082	$(3,666)	$23,775
OPERATING COSTS AND EXPENSES	19,770	5,725	2,257	(3,691)	24,061
EARNINGS (LOSS) FROM OPERATIONS	237	(373)	(175)	25	(286)
OTHER EXPENSES (INCOME)	402	—	—	(8)	394
EARNINGS (LOSS) BEFORE
INCOME TAXES	$(165)	$(373)	$(175)	$33	$(680)

For the Three Months Ended June 30, 2001:

	2001
(In thousands)	Domestic Wholesale Distribution	Retail Distribution	International Wholesale Distribution	Inter-segment Eliminations	Consolidated
NET REVENUES	$17,718	$3,772	$1,891	$(3,011)	$20,370
OPERATING COSTS AND EXPENSES	17,280	4,175	2,276	(2,999)	20,732
EARNINGS (LOSS) FROM OPERATIONS	438	(403)	(385)	(12)	(362)
OTHER EXPENSES (INCOME)	426	—	—	(19)	407
EARNINGS (LOSS) BEFORE
INCOME TAXES	$12	$(403)	$(385)	$7	$(769)

	As of
(In thousands)	June 30, 2002	March 31, 2002
TOTAL ASSETS:
DOMESTIC WHOLESALE DISTRIBUTION	$67,919	$66,773
RETAIL DISTRIBUTION	3,634	9,649
INTERNATIONAL WHOLESALE DISTRIBUTION	5,248	5,601
INTER-SEGMENT ELIMINATIONS	(994)	(125)
CONSOLIDATED TOTAL ASSETS	$75,807	$81,898

Note 7.          Adversary Proceeding - Valley Media, Inc.

In August 2002, the Company was named as a defendant in an adversary proceeding filed by Valley Media, Inc. ("Valley" and "Plaintiff") in connection with the Chapter 11 bankruptcy of Valley.  The proceeding is pending the United States Bankruptcy Court for the District of Delaware, Adv. Proc. No. 02-04977. In the proceeding, the Plaintiff is seeking to recover approximately $784,000 in alleged preferential transfers made by Valley within the 90-day period immediately preceding the commencement of its bankruptcy case.  The Company is in receipt of the complaint and is currently reviewing the matter with internal and outside counsel to determine the appropriate course of action.  While it is not feasible to predict or determine the outcome of the proceeding, management does not believe that the ultimate outcome will have a material adverse effect on the Company's financial position, results of operations or liquidity.

ITEM 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

Image is an integrated home entertainment company, primarily engaged in the business of licensing and distributing entertainment programming.  Image licenses and exploits exclusive rights to a diverse array of general and specialty entertainment programming, such as music concerts and feature films, in DVD and other home entertainment formats.  In addition to Image’s current core business of domestic DVD distribution, Image also licenses exclusive broadcast rights including video-on-demand, broadband streaming and digital download, pay-per-view, in-flight, radio, satellite, cable and broadcast television.  Image not only licenses exclusive programming from third parties, it designs and produces additional content and value-added features such as interactive menus and packaging and marketing materials for its DVD programming.  Image has also expanded its business and operations to produce its own original entertainment programming focusing on live performance music distributed primarily in the DVD format.  Image is recognized as a leading provider of music-related DVD programming.

The Company’s business strategy is to pursue, secure and exploit exclusive rights to as many different types of home entertainment programming as possible, for as many formats and distribution methods as possible, in as many territories as possible, for the longest term possible.  Image strives to grow a stream of licensing revenues by building a strong customer base and a library of titles that can be exploited in existing home entertainment formats such as DVD, VHS and CD and expanding distribution channels such as video-on-demand, Internet digital download and broadband streaming media.

Business Segments

The Company currently has three business segments:

•        Domestic Wholesale Distribution.

•        Retail Distribution.

•        International Wholesale Distribution.

Image operates the Company’s Domestic Wholesale Distribution segment, including program licensing and production.  Image’s wholly-owned subsidiary, DVDPlanet, operates the Company’s Retail Distribution segment, which distributes programming direct-to-consumer, in conjunction with Image.  Image’s consolidated joint venture, Aviva, has been operating the Company’s International Wholesale Distribution segment, including sublicensing and worldwide broadcast rights exploitation, in conjunction with Image; however, as disclosed in the Company’s Form 10-K for the fiscal year ended March 31, 2002, during the quarter ended March 31, 2002 the Company began consolidating elements of Aviva’s international wholesale distribution and broadcast operations into Image.

Seasonality and Variability.

The Company has generally experienced higher sales in the quarters ended December 31 and March 31, which management attributes to increased consumer spending associated with the year-end holidays.  In addition to seasonality issues, other factors have contributed to quarterly variability in the Company’s net revenues.  These factors include: (i) wholesale customer and retail consumer demand for the Company’s exclusively distributed programming then in release; (ii) the Company’s licensing and distribution activities relating to new exclusive home entertainment programming; (iii) the extension, termination or non-renewal of existing license and distribution rights; (iv) the Company’s marketing and promotional activities; and (v) general and economic changes affecting the buying habits of the Company’s customers, particularly those changes affecting consumer demand for DVD hardware and software.  Accordingly, the Company’s revenues and results of operations may vary significantly from period to period, and the results of any one period may not be indicative of the results of any future periods.

Results of Operations

The accompanying consolidated financial information for the three months ended June 30, 2002 should be read in conjunction with the Financial Statements, the Notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended March 31, 2002.

The Three Months Ended June 30, 2002 Compared to The Three Months Ended June 30, 2001

The following table presents consolidated net revenues by reportable business segment for the three months ended June 30, 2002 and 2001:

	Three Months Ended June 30,
	2002	2001	%Change
	(in thousands)
Net revenues:
Domestic Wholesale Distribution	$16,341	$14,707	11.1%
Retail Distribution	5,352	3,772	41.9
International Wholesale Distribution	2,082	1,891	10.1
Consolidated	$23,775	$20,370	16.7%

Consolidated net revenues for all segments for the three months ended June 30, 2002 increased 16.7% to $23,775,000 from $20,370,000, for the three months ended June 30, 2001.  Factors that contributed to the increase in consolidated net revenues for the June 2002 quarter as compared to the June 2001 quarter are detailed below.

Net revenues for the Company’s Domestic Wholesale Distribution segment for the three months ended June 30, 2002 increased 11.1% to $16,341,000 from net revenues of $14,707,000 for the three months ended June 30, 2001.  The increase in net revenues was primarily due to revenues generated from new exclusive distribution agreements.

Net revenues for the Company’s Retail Distribution segment, for the three months ended June 30, 2002 increased 41.9% to $5,352,000 from net revenues of $3,772,000 for the three months ended June 30, 2001.  Management believes the substantial increase in net revenues was primarily due to increasing consumer awareness of DVDPlanet’s Web site and Southern California retail store.  Management believes this is a result of the success of DVDPlanet’s ongoing radio advertising campaign and its online promotion efforts to achieve prime placement with important Internet search engines.  Revenues from Internet distribution were up 30.4% to $3,486,000 for the June 2002 quarter from $2,673,000 for the June 2001 quarter.  Revenues from the retail store were up 74.6% to $1,549,000 for the June 2002 quarter from $887,000 for the June 2001 quarter.

Net revenues for the Company’s International Wholesale Distribution segment for the three months ended June 30, 2002 were up 10.1% to $2,082,000 from net revenues of $1,891,000 for the three months ended June 30, 2001.  The increase in revenues was attributable to an increase in broadcast revenues generated from Image’s exclusive music programming.

The following tables present consolidated cost of sales by reportable business segment and as a percentage of related segment net revenues for the three months ended June 30, 2002 and 2001:

	Three Months Ended June 30,
	2002	2001
	(in thousands)
Cost of sales:
Domestic Wholesale Distribution	$11,545	$10,156
Retail Distribution	4,379	3,104
International Wholesale Distribution	1,466	1,374
Consolidated	$17,390	$14,634

As a percentage of segment net revenues:			% Change
Domestic Wholesale Distribution	70.7%	69.1%	1.6%
Retail Distribution	81.8	82.3	(0.5)
International Wholesale Distribution	70.4	72.7	(2.3)
Consolidated	73.1%	71.8%	1.3%

Consolidated cost of sales for the three months ended June 30, 2002 was $17,390,000, or 73.1% of net revenues, compared to $14,634,000, or 71.8% of net revenues for the three months ended June 30, 2001.  Accordingly, consolidated gross profit margin declined by 1.3% to 26.9% for the June 2002 quarter from 28.2% for the June 2001 quarter.

Gross margins for the Domestic Wholesale Distribution segment, as a percentage of segment net revenues, declined by 1.6% to 29.3% for the three months ended June 30, 2002 from 30.9% for the three months ended June 30, 2001.  The decrease was primarily due to a higher percentage of segment revenues derived from exclusively distributed programming (which generates comparatively lower gross profit margins than the Company’s distribution of exclusively licensed programming) during the June 2002 quarter as compared to the June 2001 quarter.  Additionally, market development funds provided to customers (which are recorded as a reduction in net revenue) were higher by $183,000 during the June 2002 quarter as compared to the June 2001 quarter, contributing to the decline in gross profit margin.  Due to increasing liquidity constraints, management believes the trend of entering into an increasing percentage of exclusive distribution agreements will continue for the foreseeable future.  These agreements typically generate lower gross profit margins than exclusive license agreements, but also typically provide for lower or no advance payments to program suppliers prior to the exploitation of programming.  See “Liquidity and Capital Resources.”

Gross margins for the Retail Distribution segment, as a percentage of segment net revenues, improved by 0.5% to 18.2% for the three months ended June 30, 2002 from 17.7% for the three months ended June 30, 2001.

Gross margins for the International Wholesale Distribution segment, as a percentage of segment net revenues, improved by 2.3% to 29.6% for the three months ended June 30, 2002 from 27.3% for the three months ended June 30, 2001.  The increase in the gross margins was primarily due to the mix of programming sold during the June 2002 quarter compared to the June 2001 quarter.

The following tables present consolidated selling expenses by reportable business segment and as a percentage of related segment net revenues for the three months ended June 30, 2002 and 2001:

	Three Months Ended June 30,
	2002	2001	% Change
	(in thousands)
Selling expenses:
Domestic Wholesale Distribution	$1,379	$1,019	35.3%
Retail Distribution	823	461	78.5
International Wholesale Distribution	422	482	(12.4)
Consolidated	$2,624	$1,962	33.7%

As a percentage of segment net revenues:
Domestic Wholesale Distribution	8.4%	6.9%	1.5%
Retail Distribution	15.4	12.2	3.2
International Wholesale Distribution	20.3	25.5	(5.2)
Consolidated	11.0%	9.6%	1.4%

Consolidated selling expenses for the three months ended June 30, 2002 increased 33.7% to $2,624,000 from $1,962,000 for the three months ended June 30, 2001.  As a percentage of consolidated net revenues, consolidated selling expenses for the three months ended June 30, 2002 increased by 1.4% to 11.0% from 9.6% for the three months ended June 30, 2001.  Factors that led to the increase in consolidated selling expenses for the June 2002 quarter as compared to the June 2001 quarter are detailed below.

Selling expenses for the Domestic Wholesale Distribution segment were up 35.3% to $1,379,000 for the three months ended June 30, 2002, from $1,019,000 for the three months ended June 30, 2001.  As a percentage of segment net revenues, selling expenses for the three months ended June 30, 2002 were 8.4%, up from 6.9% for the three months ended June 30, 2001.  During the June 2002 quarter, Image incurred increased personnel costs (higher by $186,000) and comparatively higher advertising and promotional expenditures (higher by $162,000).  Image has added regional sales personnel to aggressively seek new customer accounts and more efficiently handle certain domestic territories.  In an effort to increase awareness among Image’s customers and the general public of its exclusive programming (primarily music related DVD and CD) as competition for retailer shelf space increases, Image has been increasing its advertising and promotion efforts.  Management expects this trend to continue for the foreseeable future.

Selling expenses for the Retail Distribution segment increased 78.5% to $823,000 for the three months ended June 30, 2002, from $461,000 for the three months ended June 30, 2001.  As a percentage of segment net revenues, selling expenses for the three months ended June 30, 2002 were 15.4%, up from 12.2% for the three months ended June 30, 2001.  During the June 2002 quarter, expenditures relating to DVDPlanet’s radio and other media advertising campaigns as well as promotional mailings contributed to 65% of the increase in quarterly selling expenses.  Additionally, personnel costs for the June 2002 quarter were higher by $114,000 than in the June 2001 quarter.

Effective July 29, 2002, the Company hired Paul Ramaker for the newly created position of President of DVDPlanet.  Prior to joining DVDPlanet, Mr. Ramaker served as Vice President of Merchandising for the Wherehouse Music chain, and held executive positions with B. Dalton, DVDExpress.com and The Musicland Group.  Mr. Ramaker will oversee all day-to-day activities of DVDPlanet’s Internet and retail store operations.  In conjunction with Image’s management, Mr. Ramaker will perform a detailed review of DVDPlanet’s operations in an effort to explore opportunities to increase revenues, increase gross margins, increase operational efficiencies and reduce operating costs.

Selling expenses for the International Wholesale Distribution segment decreased 12.4% to $422,000 for the three months ended June 30, 2002, from $482,000 for the three months ended June 30, 2001.  Selling expenses for the International Wholesale Distribution segment, as a percentage of segment revenues, were 20.3% for the June 2002 quarter, down from 25.5% for the June 2001 quarter.  The segment incurred comparatively lower expenditures for advertising and promotion during the June 2002 quarter as compared to the June 2001 quarter.

The following tables present consolidated general and administrative expenses by reportable business segment and as a percentage of related segment net revenues for the three months ended June 30, 2002 and 2001:

	Three Months Ended June 30,
	2002	2001	% Change
	(in thousands)
General and administrative expenses:
Domestic Wholesale Distribution	$2,250	$2,028	10.9%
Retail Distribution	523	483	8.3
International Wholesale Distribution	195	191	2.1
Consolidated	$2,968	$2,702	9.8%

As a percentage of segment net revenues:
Domestic Wholesale Distribution	13.8%	13.8%	—%
Retail Distribution	9.8	12.8	(3.0)
International Wholesale Distribution	9.4	10.1	(0.7)
Consolidated	12.5%	13.3%	(0.8)%

Consolidated general and administrative expenses for the three months ended June 30, 2002 increased 9.8% to $2,968,000 from $2,702,000 for the three months ended June 30, 2001.  As a percentage of consolidated net revenues, consolidated general and administrative expenses for the three months ended June 30, 2002 were 12.5%, down from 13.3% for the three months ended June 30, 2001.  Factors that led to the increase in consolidated general and administrative expenses in absolute dollars for the June 2002 quarter as compared to the June 2001 quarter are detailed below.

General and administrative expenses for the Domestic Wholesale Distribution segment for the three months ended June 30, 2002 were up 10.9% to $2,250,000, from $2,028,000 for the three months ended June 30, 2001.  As a percentage of segment net revenues, general and administrative expenses for the three months ended June 30, 2002 and 2001 were 13.8%.  The absolute dollar increase in general and administrative expenses for the June 2002 quarter resulted, in part, from increased professional fees and expenses totaling $118,000 (including fees paid for goodwill impairment testing, financial advisor and public relations services and stock warrant amortization) and generally higher expenses in the areas of personnel, insurance, depreciation and amortization.

General and administrative expenses for the Retail Distribution segment increased 8.3% to $523,000 for the three months ended June 30, 2002 from $483,000 for the three months ended June 30, 2001.  As a percentage of segment net revenues, general and administrative expenses for the three months ended June 30, 2002 were 9.8%, down from 12.8% for the three months ended June 30, 2001.  The increase in absolute dollar general and administrative expenses was primarily due to increased credit card servicing fees.

General and administrative expenses for the International Wholesale Distribution segment were $195,000 for the three months ended June 30, 2002 compared with $191,000 for the three months ended June 30, 2001.  As a percentage of segment net revenues, general and administrative expenses were 9.4% for the June 2002 quarter, down from 10.1% for the June 2001 quarter.  During the June 2002 quarter, the segment incurred higher personnel and foreign tax consulting fees, offset entirely by higher foreign currency exchange gains.

Amortization of production costs for the three months ended June 30, 2002 decreased 17.4% to $1,079,000, or 4.5% of consolidated net revenues, from $1,307,000, or 6.4% of consolidated net revenues, for the three months ended June 30, 2001.  This decrease resulted primarily from reduced per-title production costs as a result of lower mastering and other fees charged by MRT Technology, LLC, dba Ritek Global Media (“Ritek”), the Company’s DVD and CD manufacturer.

Interest expense, net of interest income, for the three months ended June 30, 2002 decreased 5.6% to $402,000, or 1.7% of consolidated net revenues, from $426,000, or 2.1% of consolidated net revenues, for the three months ended June 30, 2001.  The decrease is attributable to lower weighted average interest rate levels during the three months ended June 30, 2002 as compared to the three months ended June 30, 2001.

The Company recorded an income tax benefit for the June 2002 and 2001 quarters of $253,000 and $276,000, respectively, based on an estimated consolidated effective income tax rate of approximately 37.2% and 36%, respectively.  The effective tax rate is subject to on-going review and evaluation by management.

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

Image engaged Houlihan Lokey Howard & Zukin, an independent financial advisory services company, to prepare certain analyses as a valuation basis for goodwill impairment testing and financial reporting purposes.  Specifically they were engaged to express their conclusions as of April 1, 2002, regarding (i) the fair value of DVDPlanet (a Reporting Unit as defined by SFAS No. 142), which was acquired in January 1999, on an enterprise value basis to be used to determine whether the carrying value of goodwill is impaired and (ii) the fair value of the material identifiable intangible assets and goodwill of DVDPlanet for use in determining the amount of goodwill impairment.  Based upon their findings, the carrying value of Image’s acquired goodwill was determined to be impaired pursuant to the new valuation guidelines of SFAS No. 142.  The adoption of SFAS No. 142 resulted in a one-time, noncash, charge of $3,766,000, net of an income tax benefit of $2,231,000, or $.24 per basic and diluted share.  The impairment charge is recorded as a cumulative effect of a change in accounting principle, net of the tax effect, in the accompanying consolidated statement of operations for the three months ended June 30, 2002.  As a result of this writedown, DVDPlanet has no remaining goodwill.

Consolidated net loss before cumulative effect of accounting change for the June 2002 quarter was $427,000, or $.03 per diluted share.  Consolidated net loss for the June 2001 quarter was $493,000, or $.03 per diluted share.  During the June

2002 quarter, a cumulative effect of accounting change of $3,766,000, net of income tax benefit of $2,231,000, or $.24 per diluted share, was recorded resulting in a consolidated net loss of $4,193,000, or $.27 per diluted share.

Other

On July 31, 2002, Image’s Board of Directors voted to remove Stuart Segall as a non-salaried employee and non-executive officer of Image.  Although listed as an employee and officer of Image prior to July 31, 2002, Mr. Segall received no salary, had no employment duties and was not performing any services for Image except in connection with his duties as a Director and member of the Audit and Compensation Committees.  Accordingly, the Board deemed it appropriate to formally terminate Mr. Segall’s titles.  In addition, the Board determined that, under the exceptional and limited circumstances present in this instance, continued membership on the Audit Committee by Mr. Segall is required by the best interests of the corporation and its shareholders, because Mr. Segall has served the Company well in that position and is well qualified to perform this important function. Mr. Segall will remain on the Board and will continue to serve on the Company’s Audit and Compensation Committees.

Inflation

Management believes that inflation is not a material factor in the operation of the Company’s business at this time.

Liquidity and Capital Resources

The Company’s working capital requirements vary primarily with the level of its program licensing, production and distribution activities.  Recurring principal uses of working capital in the Company’s operations are for licensing of exclusive programming (i.e., royalty payments, including advance payment against future royalties to program suppliers), advance payments under exclusive distribution agreements, manufacturing and production costs, costs of acquiring finished programming for nonexclusive distribution, selling, general and administrative expenses and debt service.

Availability of working capital is a substantial factor in Image’s ability to license new programming.  Therefore, maximizing available working capital is critical to the Company’s business operations.  The Company’s current resources are limited and it may need to raise additional funding to continue expanding operations and acquiring desirable programming.  Should additional funds be raised through the issuance of equity or convertible debt securities, the percentage ownership of the Company’s existing stockholders may be significantly reduced.  If adequate funds are not available or unavailable on acceptable terms, the Company may find it is unable to fund expansion of operations, continue to offer products or services, take advantage of acquisition opportunities, develop or enhance products or services, or respond to competitive pressures in the industry.

Sources and Uses of Working Capital for the Three Months Ended June 30, 2002

The Company’s net loss for the June 2002 quarter, before the cumulative effect of a change in accounting principle, was $427,000.  Net cash provided by operating activities was $1,000,000.  Cash from operating activities was provided by collection of trade receivables, a slight reduction in levels of inventories and royalty and distribution fee advances, offset in part, by the Company’s payment of trade payables (a normal seasonal reduction).  Cash provided by financing activities for the June 2002 quarter was significantly lower than for the June 2001 quarter.  The Company increased borrowings under its revolving line of credit with Foothill by $1,475,000 and paid down long-term debt and capital lease obligations by $622,000.  The Company’s borrowings with Foothill increased during the June 2002 quarter primarily as a result of the timing of the application of the Company’s cash balance toward loan reduction.

The Company’s Liquidity Position at June 30, 2002

At June 30, 2002, the Company had cash of $1,872,000 and borrowing availability of $3,541,000 and $741,000, respectively, under its revolving credit and term loan facilities with Foothill.  The Company’s revolving credit obligation to

Foothill was $11,309,000, and it had one outstanding standby letter of credit for $150,000 issued by Foothill to secure trade payables to a program supplier.  The Company’s future fiscal obligations for royalty advances, distribution fees, minimum guarantees and other fees totaled $6,607, 000 due during the remainder of fiscal 2003, $2,647,000 due in fiscal 2004 and $100,000 due in fiscal 2005.  These advances and guarantees are recoupable against future royalties and distribution fees earned (in connection with revenues generated by those rights) by the Company’s licensors and program suppliers.

Image faces competition in securing exclusive license rights from other independent distribution companies as well as major motion picture studios and music labels.  Historically, Image has paid significant up-front advances against future royalties and distribution fees to secure exclusive DVD and other home entertainment format distribution rights.  Continued availability of sufficient working capital is a substantial limiting factor in Image’s ability to license and produce new exclusive programming and acquire programming for exclusive distribution.  Therefore, maximizing available working capital is critical to Image’s business operations.  Without sufficient working capital, Image may not be able to remain competitive against advance offers from licensing entities that are willing to pay larger advances or have greater financial resources.

The Company has begun implementing steps to provide additional working capital.  As discussed in “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations – Management’s Assessment of the Company’s Liquidity Position for the next 12 Months” in the Company’s Form 10-K for the fiscal year ended March 31, 2002, the Company has extended the repayment terms of obligations to the Company’s DVD and CD manufacturer, Ritek, and to IIC (as further discussed below).  Image has also implemented procedures to allow for timelier recoupment of advances, which better match working capital outflow with anticipated inflow, however, such procedures may limit the amount of advances Image is willing to pay to secure certain rights.

Image has been presented with more exclusive licensing and distribution opportunities for quality programming than Image’s current working capital availability can fund without jeopardizing the ability to meet the Company’s existing obligations.  The majority of these opportunities require a percentage of funding prior to Image’s ultimate exploitation (and thus the creation of a receivable for Image to borrow against under its revolving credit facility).  Management believes the Company must raise additional working capital to acquire the rights to all the programming it desires in order to fully execute on the Company’s growth plans.  Management is currently exploring the following alternatives to raise additional working capital: (1) increase the borrowing availability under the Company’s revolving credit facility with Foothill, (2) sell and leaseback the Company’s Nevada distribution and fulfillment facility and adjacent vacant land, and, (3) issue debt and/or equity securities through a private placement.  The Company may not be able to successfully complete any or a combination of these alternatives on acceptable terms, or at all.  See “Forward-looking Statements” below.

The Company has requested that Foothill include DVDPlanet’s nonexclusive inventory as a component of Image’s borrowing base and increase the maximum borrowing limit under the revolving credit facility from $15 million to $17 million.  Management believes Foothill will make this accommodation.

In May 2002, the Company listed for sale and leaseback its Las Vegas, Nevada property, which includes the building that houses its distribution and fulfillment facility, the land on which the building is located and adjacent unimproved land held for potential future expansion of the distribution facility.  The Company is planning to use the net proceeds from a potential sale to reduce the Company’s outstanding debt, including $2,790,000 under the real estate credit facility, which is secured by the property.  As part of the transaction, the Company is seeking a ten-year operating lease plus three consecutive options to extend the lease for five years each.  The Company is planning to pay lease rent, in an amount in accord with rent paid for like Las Vegas properties for the use of the distribution and fulfillment facility.  The Company is also planning to pay lease rent to maintain the adjacent parcel of land unoccupied, for the first five years, for potential future expansion of the distribution facility.  Any transaction would be subject to approval by the Company’s lenders.

Management believes that execution of a combination of the aforementioned financing alternatives and its projected cash flows from operations, borrowing availability under its revolving lines of credit, cash on hand and trade credit will provide the necessary capital to meet the Company’s projected cash requirements for at least the next 12 months.  However, any projections of future cash needs and cash flows are subject to substantial uncertainty.  See “Forward-looking Statements” below.

Financing Activities

On July 9, 2002, Image and Image Investors Co. (“IIC”), a principal stockholder of Image owned and controlled by John W. Kluge and Stuart Subotnick, finalized an amendment of their September 29, 1997 Credit Agreement.  Under the original terms of the Credit Agreement, Image borrowed $5 million from IIC, with interest payable quarterly at 8.0% per annum and principal due on October 1, 2002.  The amendment increases the interest rate to the prime rate plus 5% per annum beginning October 1, 2002 with a “ceiling” of 12%, extends the maturity date of the loan three years to October 1, 2005 and requires the following annual principal payments payable quarterly: Year one $1,000,000 ($250,000 on October 1, 2002 and January 1, April 1 and July 1, 2003), Year two  $1,500,000  ($375,000 on October 1, 2003 and January 1, April 1 and July 1, 2004) and Year three $2,500,000 ($625,000 on October 1, 2004 and January 1, April 1 and July 1, 2005). If Image sells its Las Vegas, Nevada property or obtains equity financing during the term of the Credit Agreement, Image is required, subject to Foothill’s approval, to use up to 75% of the proceeds of the transactions to prepay the Year three payment.  The loan remains unsecured, subordinated to any obligations to Foothill, and convertible into Image’s common stock at a price of $3.625 per share at IIC’s election at anytime during the term.

Forward-looking Statements

This quarterly report on Form 10-Q includes certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 regarding, among other things, statements relating to goals, plans and projections regarding the Company’s financial position, results of operations, market position, product development and business strategy.  These statements may be identified by the fact that they use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance.  Such forward-looking statements are based on management’s current expectations and involve inherent risks and uncertainties, including factors that could delay, divert or change any of them, and could cause action outcomes and results to differ materially from current expectations.

These factors include, among other things, the Company’s inability to raise necessary additional working capital, the Company’s inability to obtain debt or equity financing, changes in debt and equity markets, increased competitive pressures, changes in the Company’s business plan, and changes in the retail music and entertainment industries.  For further details and a discussion of these and other risks and uncertainties, see “Forward-Looking Statements” in the Company’s Annual Report on Form 10-K for the year ended March 31, 2002.  Unless otherwise required by law, the Company undertakes no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates and foreign currency exchange rates.  Changes in interest rates and, in the future, changes in foreign currency exchange rates have and will have an impact on the Company’s results of operations.

Interest Rate Fluctuations.  At June 30, 2002, approximately $15.0 million of the Company’s outstanding borrowings are subject to changes in interest rates; however, the Company does not use derivatives to manage this risk.  This exposure is linked to the prime rate and LIBOR.  The Company believes that moderate changes in the prime rate or LIBOR would not materially affect the operating results or financial condition of the Company.  For example, a 1% change in interest rates would result in an approximate $150,000 annual impact on pretax income (loss) based upon those outstanding borrowings at June 30, 2002.

Foreign Exchange Rate Fluctuations.  At June 30, 2002, approximately $1.8 million of the Company’s accounts receivable related to international distribution and denominated in foreign currencies is subject to foreign exchange rate risk in the future.  The Company distributes certain of its licensed DVD and VHS programming (for which the Company holds international distribution rights) internationally through international sub-distributors.  Additionally, the Company exploits international broadcast rights to some of its licensed entertainment programming (for which the Company holds international broadcast rights).  The Company believes that moderate changes in foreign exchange rates will not materially affect the operating results or financial condition of the Company.  For example, a 10% change in exchange rates would result in an approximate $180,000 impact on pretax income (loss) based upon those outstanding receivables at June 30, 2002.  To date, the Company has not entered into foreign currency exchange contracts.

REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The condensed consolidated financial statements as of June 30, 2002 and for the three-month periods ended June 30, 2002 and 2001 in this Form 10-Q have been reviewed by KPMG LLP, independent certified public accountants, in accordance with established professional standards and procedures for such a review.

The report of KPMG LLP commenting upon their review follows.

INDEPENDENT AUDITORS’ REVIEW REPORT

The Board of Directors and Shareholders

Image Entertainment, Inc.:

We have reviewed the condensed consolidated balance sheet of Image Entertainment, Inc. and subsidiary as of June 30, 2002, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended June 30, 2002 and 2001.  These condensed consolidated financial statements are the responsibility of the Company’s management.

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

As discussed in Note 2 to the condensed consolidated financial statements, the Company implemented Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, on April 1, 2002.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Image Entertainment, Inc. and subsidiary as of March 31, 2002, and the related consolidated statements of operations, shareholders’ equity and cash flows for the year then ended; and in our report dated June 7, 2002, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of March 31, 2002, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP

Los Angeles, California
August 2, 2002

PART II - OTHER INFORMATION

ITEM 1.   Legal Proceedings.

                       In August 2002, the Company was named as a defendant in an adversary proceeding filed by Valley Media, Inc. ("Valley" and "Plaintiff") in connection with the Chapter 11 bankruptcy of Valley.  The proceeding is pending the United States Bankruptcy Court for the District of Delaware, Adv. Proc. No. 02-04977. In the proceeding, the Plaintiff is seeking to recover approximately $784,000 in alleged preferential transfers made by Valley within the 90-day period immediately preceding the commencement of its bankruptcy case.  The Company is in receipt of the complaint and is currently reviewing the matter with internal and outside counsel to determine the appropriate course of action.  While it is not feasible to predict or determine the outcome of the proceeding, management does not believe that the ultimate outcome will have a material adverse effect on the Company's financial position, results of operations or liquidity.

In the normal course of business, the Company is subject to proceedings, lawsuits and other claims, including proceedings under government laws and regulations relating to employment and tax matters.  While it is not possible to predict the outcome of these matters, it is the opinion of management, based on consultations with legal counsel, that the ultimate disposition of known proceedings will not have a material adverse impact on the Company’s financial position, results of operations or liquidity.

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

IMAGE ENTERTAINMENT, INC.

Date: August 13, 2002	By:	/S/ MARTIN W. GREENWALD
Martin W. Greenwald
President and Chief Executive Officer

Date: August 13, 2002	By:	/S/ JEFF M. FRAMER
Jeff M. Framer
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

10.1

Amendment No. 1 dated as of July 9, 2002 Convertible Subordinated Promissory Note, dated October 29, 1997, issued to Image Investors Co. pursuant to that certain Credit Agreement, dated as of September 29, 1997, by and between Image and Image Investors Co.

15	Consent Letter of KPMG LLP, Independent Certified Public Accountants.

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 13, 2002, by Chief Executive Officer.

99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 13, 2002, by Chief Financial Officer.