Form 10-Q
period 2002-09-30
IMAGE ENTERTAINMENT INC
filed 2002-11-14
CIK 216324

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended September 30, 2002
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Number of shares outstanding of the registrant's common stock on November 6, 2002: 17,656,172

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

IMAGE ENTERTAINMENT, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)
September 30, 2002 and March 31, 2002

(In thousands)	September 30, 2002	March 31, 2002
ASSETS
Current assets:
Cash	$2,158	$303
Accounts receivable, net of allowances of $5,414—September 30, 2002; $5,374—March 31, 2002	18,941	18,376
Inventories	14,792	15,663
Royalty and distribution fee advances	7,817	8,065
Prepaid expenses and other assets	1,115	1,732
Deferred tax assets, net	1,593	1,593

Total current assets	46,416	45,732

Noncurrent inventories, principally production costs	3,249	3,091
Noncurrent royalty and distribution advances	8,973	10,040
Noncurrent deferred tax assets, net	5,469	2,832
Property, equipment and improvements, net	13,067	13,851
Other assets	418	355
Goodwill, net of accumulated amortization of $1,632—March 31, 2002	—	5,997

	$77,592	$81,898

See accompanying notes to consolidated financial statements

IMAGE ENTERTAINMENT, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)
September 30, 2002 and March 31, 2002

(In thousands, except share data)	September 30, 2002	March 31, 2002
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$14,406	$16,745
Accrued royalties and distribution fees	8,784	7,020
Revolving credit facility	10,967	9,834
Current portion of long-term debt	2,920	2,370
Current portion of capital lease obligations	661	619

Total current liabilities	37,738	36,588

Long-term debt, less current portion	9,274	11,859
Capital lease obligations, less current portion	588	943

Total liabilities	47,600	49,390

Shareholders' equity:
Preferred stock, $1 par value, 3,366,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value, 30,000,000 shares authorized; 17,649,000 and 15,828,000 issued and outstanding at September 30, 2002 and March 31, 2002, respectively	31,851	29,850
Additional paid-in capital	3,652	3,463
Accumulated deficit	(5,511)	(805)

Net shareholders' equity	29,992	32,508

	$77,592	$81,898

See accompanying notes to consolidated financial statements

IMAGE ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
For the Three Months Ended September 30, 2002 and 2001

(In thousands, except per share data)	2002	2001
NET REVENUES	$26,262	$20,865
OPERATING COSTS AND EXPENSES:
Cost of sales	19,640	15,127
Selling expenses	2,425	2,064
General and administrative expenses	2,848	3,045
Amortization of production costs	1,049	1,279
Amortization of goodwill	—	127

	25,962	21,642

INCOME (LOSS) FROM OPERATIONS	300	(777)
OTHER EXPENSES:
Interest expense, net	398	499
Other	568	63

	966	562

LOSS BEFORE INCOME TAXES	(666)	(1,339)
INCOME TAX BENEFIT	153	483

NET LOSS	$(513)	$(856)

NET LOSS PER SHARE:
Basic and diluted	$(.03)	$(.05)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	16,064	15,821

See accompanying notes to consolidated financial statements

IMAGE ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
For the Six Months Ended September 30, 2002 and 2001

(In thousands, except per share data)	2002	2001
NET REVENUES	$50,037	$41,235
OPERATING COSTS AND EXPENSES:
Cost of sales	37,030	29,761
Selling expenses	5,049	4,026
General and administrative expenses	5,816	5,747
Amortization of production costs	2,128	2,586
Amortization of goodwill	—	254

	50,023	42,374

INCOME (LOSS) FROM OPERATIONS	14	(1,139)
OTHER EXPENSES:
Interest expense, net	800	925
Other	560	44

	1,360	969

LOSS BEFORE INCOME TAXES	(1,346)	(2,108)
INCOME TAX BENEFIT	406	759

LOSS BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	(940)	(1,349)

CUMULATIVE EFFECT OF ACCOUNTING CHANGE, NET OF INCOME TAX BENEFIT OF $2,231	(3,766)	—

NET LOSS	$(4,706)	$(1,349)

NET LOSS PER SHARE BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE:
Basic and diluted	$(.06)	$(.09)
CUMULATIVE EFFECT OF ACCOUNTING CHANGE, NET	(.24)	—

NET LOSS PER SHARE:
Basic and diluted	$(.30)	$(.09)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	15,945	15,819

See accompanying notes to consolidated financial statements

IMAGE ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
For the Six Months Ended September 30, 2002 and 2001

(In thousands)	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,706)	$(1,349)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Cumulative effect of accounting change, net of tax benefit	3,766	—
Amortization of production costs	2,128	2,586
Amortization of goodwill	—	254
Depreciation and other amortization	1,431	1,361
Amortization of stock warrant and restricted stock units	175	98
Provision for lower of cost or market inventory writedowns	79	244
Provision for estimated doubtful accounts receivable	60	150
Impairment charge—Las Vegas, Nevada real estate	343	—
Deferred income taxes	(406)	(759)
Changes in assets and liabilities associated with operating activities:
Accounts receivable	(625)	2,475
Inventories	561	(353)
Royalty and distribution fee advances	1,315	(4,609)
Production cost expenditures	(2,055)	(2,586)
Prepaid expenses and other assets	483	223
Accounts payable, accrued royalties and liabilities	(489)	(2,250)

Net cash provided by (used in) operating activities	2,060	(4,515)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used in investing activities—Capital expenditures	(990)	(1,356)

See accompanying notes to consolidated financial statements

IMAGE ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
(unaudited)
For the Six Months Ended September 30, 2002 and 2001

(In thousands)	2002	2001
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facility	$49,351	$47,761
Repayments of borrowings under revolving credit facility	(48,218)	(41,878)
Repayments of long-term debt	(2,036)	(86)
Principal payments under capital lease obligations	(312)	(213)
Borrowings under long-term debt	—	244
Borrowings under capital lease obligations	—	915
Issuance of common stock	2,000	—
Repurchase of common stock	—	(113)

Net cash provided by financing activities	785	6,630

NET INCREASE IN CASH:	1,855	759
Cash at beginning of period	303	606

Cash at end of period	$2,158	$1,365

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$328	$681
Income taxes	$10	$—

SUPPLEMENTAL DISCLOSURES OF NONCASH OPERATING, INVESTING AND FINANCING ACTIVITIES:

The Company recorded an impairment charge associated with the value of the Company's Las Vegas, Nevada distribution facility and adjacent land totaling $343,000 for the three and six months ended September 30, 2002.

On each of July 1, 2002 and July 9, 2001, the Company issued 19,884 shares of common stock to officers (net of shares withheld for payment of related income taxes) in connection with the vesting of restricted stock units. The Company increased common stock at July 1, 2002 and July 9, 2001 by approximately $190,000 and $172,000, respectively, such amounts representing the value of the total vested shares as of the respective grant dates less the value of shares withheld for payment of related income taxes on the vesting dates.

See accompanying notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 1. Basis of Presentation.

        The accompanying consolidated financial statements include the accounts of Image Entertainment, Inc. ("Image"), its wholly-owned subsidiary DVDPlanet.com, Inc. ("DVDPlanet"), and Image's controlled 50.0%-owned joint venture, Aviva International, LLC ("Aviva") (collectively, the "Company"). All significant inter-company balances and transactions have been eliminated in consolidation.

        The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by U.S. GAAP for complete financial statements. There have been no significant changes in the Company's critical accounting policies as disclosed in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Annual Report on Form 10-K of the Company for the year ended March 31, 2002. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three and six months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2003. The accompanying consolidated financial information for the three and six months ended September 30, 2002 and 2001 should be read in conjunction with the Financial Statements, the Notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K for the year ended March 31, 2002.

        The preparation of the Company's consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. The significant areas requiring the use of management's estimates related to provisions for lower of cost or market inventory writedowns, doubtful accounts receivables, unrecouped royalty and distribution fee advances and sales returns. Although these estimates are based on management's knowledge of current events and actions management may undertake in the future, actual results may ultimately differ from those estimates.

        Certain fiscal 2002 balances have been reclassified to conform with the fiscal 2003 presentation.

Note 2. New Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method be used for all business combinations initiated after June 30, 2001. SFAS No. 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The amortization of goodwill ceases upon adoption of SFAS No. 142. Image adopted the new rules for measuring the impairment of goodwill and certain intangible assets on April 1, 2002. The adoption of SFAS No. 142 resulted in a one-time, noncash, charge of $3,766,000, or $.24 per diluted share, net of an income tax benefit of $2,231,000. The impairment charge is recorded as a cumulative effect of a change in accounting principle, net of the tax benefit, in the accompanying consolidated statement of operations for the six months ended September 30, 2002. As a result of this writedown, DVDPlanet has no remaining goodwill.

        The following table summarizes the impact of the implementation of SFAS No. 142 on the Company's statements of operations:

	Three months ended September 30,		Six months ended September 30,
(In thousands, except per share data)
	2002	2001	2002	2001
Reported net loss before cumulative effect of accounting change	$(513)	$(856)	$(940)	$(1,349)
Add back: goodwill amortization, net of related $46,000 and $92,000 tax benefits for the three and six months ended September 30, 2001, respectively	—	81	—	162

Adjusted net loss before cumulative effect of accounting change	(513)	(775)	(940)	(1,187)
Cumulative effect of accounting change, net of tax benefit of $2,231	—	—	(3,766)	—

Adjusted net loss	$(513)	$(775)	$(4,706)	$(1,187)

Basic and diluted loss per share:
Reported net loss before cumulative effect of accounting change	$(.03)	$(.05)	$(.06)	$(.09)
Goodwill amortization, net of tax benefit	—	—	—	(.01)

Adjusted net loss before cumulative effect of accounting change	(.03)	(.05)	(.06)	$(.08)
Cumulative effect of accounting change	—	—	(.24)	—

Adjusted net loss per share	$(.03)	$(.05)	$(.30)	$(.08)

        In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes both SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30 ("APB No. 30"), Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS No. 121. The Company adopted the provisions of SFAS No. 144 during the quarter ended June 30, 2002. The adoption of SFAS No. 144 did not have a material impact on the Company's financial statements because the impairment assessment under SFAS No. 144 is largely unchanged from SFAS No. 121. See "Note 4. Sale and Leaseback of Land and Distribution Facility" for impairment charge taken during the three months ended September 30, 2002.

        On July 30, 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 nullifies EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in Restructuring). SFAS No. 146 requires that a liability be recognized for those costs only when the liability is incurred, that is, when it meets the definition of a liability in FASB's conceptual framework. SFAS No. 146 also establishes a fair value as the objective for initial measurement of liabilities related to exit or disposal activities. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect that the adoption of SFAS No. 146 will have a material impact on its financial position or results from operations.

Note 3. Inventories.

        Inventories at September 30, 2002 and March 31, 2002 are summarized as follows:

(In thousands)	September 30, 2002	March 31, 2002
DVD	$11,473	$12,485
Other	1,007	635

	12,480	13,120
Production costs, net	5,561	5,634

	18,041	18,754
Less current portion of inventories	14,792	15,663

Noncurrent inventories, principally production costs	$3,249	$3,091

        DVD and other inventories consist primarily of finished DVD, CD and VHS product for sale and are stated at the lower of average cost or market.

        Production costs consist of capitalized costs to produce licensed programming for domestic and international distribution and include the costs of film and tape conversion to the optical disc format, menu and packaging design, authoring, compression, mastering and the overhead of the Company's creative services and production departments. Production costs are reflected net of accumulated amortization of $12,302,000 and $10,959,000 at September 30, 2002 and March 31, 2002, respectively.

Note 4. Sale and Leaseback of Land and Distribution Facility.

        On September 3, 2002, Image entered into an agreement with RDS Investments & Development, LLC ("RDS"), an unrelated real estate developer, to sell and leaseback its Las Vegas, Nevada distribution facility and adjacent vacant land. On November 8, 2002, escrow on the sale closed and RDS purchased approximately 8.11 acres, consisting of Image's 76,000 square foot warehouse and distribution facility on 4.04 acres, and the adjacent 4.07 acres of vacant land for $6.0 million.

        Image received net proceeds of approximately $2.9 million, after deducting transactional costs (such as sales commissions and escrow fees, etc.) and approximately $2.75 million which was paid to Bank of America in Nevada to retire the Company's revolving credit facility that was secured by the real estate sold.

        On November 8, 2002, Image entered into two lease agreements with the buyer: a ten-year building lease for the existing warehouse and distribution facility with three five-year extension options, and a five-year lease for the adjacent vacant land which may be used for future expansion of the warehouse and distribution facility, if necessary. The monthly rent under the warehouse and distribution facility lease is $38,000. This lease contains annual 3.0% rent escalations. The monthly rent under the vacant land lease is $9,000 per month.

        On September 30, 2002, the Company wrote down the net book value of the land and building to approximate the sales price less the related transactional costs. The impairment charge totaled $343,000 and is included as a component of other expenses in the accompanying statements of operations for the three and six months ended September 30, 2002.

Note 5. Debt.

        Revolving Credit and Term Loan Facilities.    In September 2002, Image and Foothill Capital Corporation ("Foothill") amended their December 28, 1998 Revolving Credit and Term Loan Facilities (the "Foothill Agreement"). The amendment extended the term of the Foothill Agreement by one year to December 29, 2005 and increased Image's maximum revolving credit limit by $2.0 million, from $15.0 million to $17.0 million. Additionally, the amendment allows a portion of the DVD inventory owned by DVDPlanet to be included in determining Image's borrowing availability under its revolving credit facility. At September 30, 2002, the Company had $10,967,000 outstanding under its $17.0 million revolving credit facility with Foothill and $232,000 outstanding under its $1.0 million capital expenditure term loan facility with Foothill bearing interest at the "floor" interest rate of 5.75%. The Company had one outstanding standby letter of credit issued by Foothill in the amount of $150,000 to secure trade payables to a program supplier, which expires on November 18, 2003. The Company had borrowing availability of $5,486,000 under the revolving credit facility, net of amounts utilized for the letter of credit, and $768,000 under the term loan facility.

        The Foothill Agreement requires the Company to comply with certain financial and operating covenants. As of September 30, 2002, the Company was in material compliance with all of the financial and operating covenants except a covenant requiring Image achieve a minimum earnings before interest, taxes, depreciation and amortization ("EBITDA") of $6,033,000 for the twelve-month period ending September 30, 2002. Image's EBITDA, calculated in accordance with the Foothill Agreement for this twelve-month period, was $5,862,000, short of the minimum by $171,000. However, at the Company's request, Foothill waived the Company's compliance with that covenant for this period.

        Because of the cumulative nature of the EBITDA covenant, based on current projections the Company will not be in compliance for the twelve-month period ending December 31, 2002. The Company has therefore begun negotiations with Foothill to restructure the covenant to allow the Company to be in compliance on a go-forward basis. Management believes that they will be successful in reaching an agreement to amend the Foothill Agreement. However, there can be no assurance that an agreement will be reached on acceptable terms, or at all. If the Company is unable to amend the Foothill Agreement and breaches the covenant, it could have a substantial negative effect on the Company's liquidity and financial position.

        Second Amendment to Credit Agreement.    On September 30, 2002, Image and Image Investors Co. ("IIC"), a principal stockholder of Image owned and controlled by John W. Kluge and Stuart Subotnick, further amended their September 29, 1997 Credit Agreement. The Company agreed to prepay $750,000 of outstanding principal due under the Credit Agreement which was funded by a $2.0 million private placement of Image's common stock. See "Note 6. Private Placement of Common Stock." In addition to the required quarterly payment of interest, the amendment requires the following quarterly principal payments: $350,000 on October 1, 2002 (which was paid in September 2002) and January 1, April 1, and July 1, 2003; $475,000 on October 1, 2003, and January 1 and April 1, 2004; $425,000 on July 1, 2004; $625,000 on October 1, 2004; and $375,000 on January 1, 2005. Image agreed to prepay to IIC out of the net sales proceeds from the sale of its Las Vegas, Nevada real estate (see "Note 4. Sale and Leaseback of Land and Distribution Facility") the October 1, 2004 and January 1, 2005 scheduled principal payments which total $1.0 million. Upon consummation of any additional issuance or sale of Image's common stock or other debt or equity securities or other loan transaction, Image will further prepay to IIC an amount equal to the lesser of the net cash proceeds of such financing transaction or $750,000. The $750,000 maximum prepayment commitment decreases quarterly by $100,000 from October 1, 2002 through July 1, 2004 and by $50,000 on July 1, 2004. Obligations outstanding under the loan remain unsecured, subordinated to any obligations to Foothill, and convertible into Image's common stock at a price of $3.625 per share at IIC's election at anytime during the term. In order to allow the scheduled repayments of principal to IIC under this amendment, Foothill requires Image continue to have a minimum of $4.5 million of "excess availability", as defined in the Foothill Agreement after each payment. At September 30, 2002, $3.9 million was outstanding under the IIC Credit Agreement. The loan bore interest at a fixed rate of 8.0% through September 30, 2002 and beginning October 1, 2002, the interest rate on the loan increased to prime plus 5.0% (9.75% at September 30, 2002) with a "ceiling" of 12.0%.

        Long-term debt at September 30, 2002 and March 31, 2002 consists of the following:

(In thousands)	September 30, 2002	March 31, 2002
Note payable—disc manufacturer	$4,679	$5,347
Convertible subordinated note payable	3,900	5,000
Real estate credit facility	2,747	2,833
Note payable to bank	636	763
Term loan facility—Foothill	232	286

	12,194	14,229
Current portion of long-term debt	2,920	2,370

Long-term debt less current portion	$9,274	$11,859

Note 6. Private Placement of Common Stock.

        On September 25, 2002, the Company closed its sale of $2.0 million of Image common stock to Standard Broadcasting Corporation Limited ("Standard Broadcasting") in a private placement. Standard Broadcasting is the largest privately-owned multi-media company in Canada. Video One, a wholly-owned subsidiary of Standard Broadcasting and the parent company of VID CANADA, is Canada's largest distributor of pre-recorded home entertainment programming, including DVD, VHS and video games. VID CANADA is Image's exclusive distributor of its exclusive home entertainment programming in Canada. Contemporaneous with the private placement, Image and VID CANADA extended the term of their exclusive distribution agreement from June 2003 to October 2007.

        The $2.0 million transaction represents a purchase of 1,801,315 shares of Image common stock at $1.11 per share, the closing price of Image's common stock on September 10, 2002. Additionally, Image issued Standard Broadcasting a five-year warrant to purchase up to 270,198 additional shares at $1.22 per share. The fair value of the warrant, using the Black-Scholes valuation model, aggregating $189,000 has been recorded in shareholders' equity as part of the $2.0 million net proceeds. Because they are not registered under the Securities Act of 1933, as amended (the "Act"), the stock and shares underlying the warrant are restricted and subject to Rule 144 promulgated under the Act. Standard Broadcasting will have limited registration rights after one year.

Note 7. Net Loss per Share Data.

        The following presents a reconciliation of the numerators and denominators used in computing basic and diluted net loss per share for the three and six months ended September 30, 2002 and 2001:

	Three months ended September 30,		Six months ended September 30,
(In thousands, except per share data)
	2002	2001	2002	2001
Net loss before cumulative effect of accounting change	$(513)	$(856)	$(940)	$(1,349)
Cumulative effect of accounting change, net of tax benefit	—	—	(3,766)	—

Net loss—basic and diluted numerator	$(513)	$(856)	$(4,706)	$(1,349)

Weighted average common shares outstanding—basic and diluted denominator	16,064	15,821	15,945	15,819

Basic and diluted net loss per share before cumulative effect of an accounting change	$(.03)	$(.05)	$(.06)	$(.09)
Cumulative effect of an accounting change, net of tax benefit	—	—	(.24)	—

Basic and diluted net loss per share	$(.03)	$(.05)	$(.30)	$(.09)

        Diluted net loss per share for the three and six months ended September 30, 2002 and 2001 is based only on the weighted average number of common shares outstanding for the periods because inclusion of common stock equivalents (outstanding common stock options and warrants and common stock underlying the convertible subordinated note payable), totaling 3,419,000 and 2,719,000 shares, respectively, would be antidilutive.

Note 8. Segment Information.

        Selected financial information regarding the Company's reportable business segments, Domestic Wholesale Distribution, Retail Distribution and International Wholesale Distribution, is presented below. The largest business segment is Domestic Wholesale Distribution of home entertainment programming (primarily DVD). Management currently evaluates segment performance based primarily on net revenues, operating costs and expenses and earnings (loss) before income taxes. Interest income and expense are evaluated on a consolidated basis and not allocated to the Company's business segments.

For the Three Months Ended September 30, 2002:

	2002
(In thousands)	Domestic Wholesale Distribution	Retail Distribution	International Wholesale Distribution	Inter-segment Eliminations	Consolidated
NET REVENUES	$21,394	$5,066	$3,134	$(3,332)	$26,262
OPERATING COSTS AND EXPENSES	20,795	5,594	2,900	(3,327)	25,962

EARNINGS (LOSS) FROM OPERATIONS	599	(528)	234	(5)	300
OTHER EXPENSES	724	—	17	225	966

EARNINGS (LOSS) BEFORE INCOME TAXES	$(125)	$(528)	$217	$(230)	$(666)

For the Three Months Ended September 30, 2001:

	2001
(In thousands)	Domestic Wholesale Distribution	Retail Distribution	International Wholesale Distribution	Inter-segment Eliminations	Consolidated
NET REVENUES	$16,515	$3,923	$2,465	$(2,038)	$20,865
OPERATING COSTS AND EXPENSES	16,804	4,311	2,619	(2,092)	21,642

EARNINGS (LOSS) FROM OPERATIONS	(289)	(388)	(154)	54	(777)
OTHER EXPENSES	499	—	—	63	562

LOSS BEFORE INCOME TAXES	$(788)	$(388)	$(154)	$(9)	$(1,339)

For the Six Months Ended September 30, 2002:

	2002
(In thousands)	Domestic Wholesale Distribution	Retail Distribution	International Wholesale Distribution	Inter-segment Eliminations	Consolidated
NET REVENUES	$41,401	$10,418	$5,216	$(6,998)	$50,037
OPERATING COSTS AND EXPENSES	40,565	11,319	5,157	(7,018)	50,023

EARNINGS (LOSS) FROM OPERATIONS	836	(901)	59	20	14
OTHER EXPENSES	1,126	—	17	217	1,360

EARNINGS (LOSS) BEFORE INCOME TAXES	$(290)	$(901)	$42	$(197)	$(1,346)

For the Six Months Ended September 30, 2001:

	2001
(In thousands)	Domestic Wholesale Distribution	Retail Distribution	International Wholesale Distribution	Inter-segment Eliminations	Consolidated
NET REVENUES	$34,233	$7,695	$4,356	$(5,049)	$41,235
OPERATING COSTS AND EXPENSES	34,084	8,486	4,895	(5,091)	42,374

EARNINGS (LOSS) FROM OPERATIONS	149	(791)	(539)	42	(1,139)
OTHER EXPENSES	925	—	—	44	969

LOSS BEFORE INCOME TAXES	$(776)	$(791)	$(539)	$(2)	$(2,108)

	As of
(In thousands)	September 30, 2002	March 31, 2002
TOTAL ASSETS:
DOMESTIC WHOLESALE DISTRIBUTION	$69,633	$66,773
RETAIL DISTRIBUTION	2,896	9,649
INTERNATIONAL WHOLESALE DISTRIBUTION	6,413	5,601
INTER-SEGMENT ELIMINATIONS	(1,350)	(125)

CONSOLIDATED TOTAL ASSETS	$77,592	$81,898

Note 9. Adversary Proceeding—Valley Media, Inc.

        In August 2002, the Company was named as a defendant in an adversary proceeding filed by Valley Media, Inc. in connection with the Chapter 11 bankruptcy of Valley Media, a then-customer of the Company. The proceeding is pending in the United States Bankruptcy Court for the District of Delaware, Adv. Proc. No. 02-04977. Valley Media is seeking to recover approximately $784,000 in alleged preferential transfers which Valley Media claims it made within the 90-day period immediately preceding the commencement of its bankruptcy case. The Company has answered the complaint and will vigorously defend itself. While it is not feasible to predict or determine the outcome of any proceeding with certainty, management believes that the case is substantially without merit, and that the ultimate outcome will not have a material adverse effect on the Company's financial position, results of operation or liquidity.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                OF OPERATIONS.

General

        Image is an integrated home entertainment company, primarily engaged in the business of acquiring and distributing entertainment programming. The Company acquires and exploits exclusive rights in a diverse array of general and specialty entertainment programming, such as music concerts and feature films, in DVD and other home entertainment formats. In addition to Image's current core business of domestic DVD distribution, Image also acquires exclusive broadcast rights including video-on-demand, broadband streaming and digital download, pay-per-view, in-flight, radio, satellite, cable and broadcast television. Image not only acquires exclusive programming from third parties, it designs and produces additional content and value-added features such as interactive menus and packaging and marketing materials for its DVD releases. Image has expanded its business and operations to produce proprietary original entertainment programming focusing on live performance music distributed primarily in the DVD format. Image is recognized as a leading provider of music-related DVD programming.

        The Company's business strategy is currently to pursue, secure and exploit exclusive rights in as many different types of home entertainment programming as feasible, in as many formats and distribution methods as feasible, in as many territories as feasible, for the longest term feasible. Image strives to grow a stream of revenues by building a strong customer base and a library of exclusive titles that can be exploited in existing home entertainment formats such as DVD, VHS and CD and expanding distribution channels such as video-on-demand, digital download and broadband streaming media. Image has a current catalog of approximately 2,000 exclusive DVD titles in distribution.

Business Segments

        The Company currently has three business segments:

  •
  Domestic Wholesale Distribution.

  •
  Retail Distribution.

  •
  International Wholesale Distribution.

        Image operates the Company's Domestic Wholesale Distribution segment, including exclusive program acquisition and production. Image's wholly-owned subsidiary, DVDPlanet, operates the Company's Retail Distribution segment, which distributes programming direct-to-consumer through Image's Las Vegas, Nevada distribution facility. Image's consolidated joint venture, Aviva, has been operating the Company's International Wholesale Distribution segment, including sublicensing and worldwide broadcast rights exploitation, in association with Image's internal international department; however, since the quarter ended March 31, 2002 the Company has been consolidating elements of Aviva's international wholesale distribution and broadcast operations into Image; such consolidation is expected to be completed by December 31, 2002.

Change to the Company's Future Wholesale Distribution of Nonexclusive DVD Programming.

        Over the past several years, the Company has placed an increasing corporate focus and emphasis on the growth of Image's exclusively licensed and distributed DVD programming, which provides the Company with significantly higher margins as compared to the margins for nonexclusive programming. The Company is, therefore, decreasing corporate focus in the sale of lower-margin nonexclusive DVD programming.

        Nonexclusive DVD revenues, excluding sales made to DVDPlanet were approximately $8.9 million or 9.3% of the Company's fiscal 2002 net revenues. However, of this $8.9 million, approximately $1.1 million was derived from sales made to approximately seven national accounts (Alliance Entertainment, Best Buy, Borders, Musicland, Tower, Transworld, and Virgin). These sales were of programming from approximately 20 of the more than 150 nonexclusive lines the Company distributes. These 20 lines of programming come to Image from smaller, independent suppliers that are not able to sell direct to these retailers. Image typically receives better pricing on these lines of programming in exchange for Image's ability to place the programming at these retail accounts.

        In May 2002 the Company was informed by Columbia TriStar Home Entertainment ("CTHE") of pending changes to their distribution policies that would preclude the Company's ability to offer their DVD products for resale to its customer base, excluding DVDPlanet, effective June 30, 2002. In August 2002 Warner Home Video ("WHV") notified the Company that similar changes would go into effect for their product commencing October 29, 2002. The changes to CTHE and WHV policies were not solely directed at the Company; many other wholesale distributors similarly situated as the Company were also affected. The Company believes that the new policies implemented by CTHE and WHV were a result of wholesale consolidation trends within the video industry and that other major studios may adopt similar changes to their distribution policies.

        In light of these changes and the other reasons discussed below, the Company has made the decision to stop serving as a wholesale distributor for the majority of nonexclusive programming, effective December 31, 2002. However, as a requested service to the seven national accounts noted above, the Company will continue to act as a distributor for about 20 lines of smaller independent programming to these accounts.

        Management believes that the changes to its wholesale nonexclusive distribution activities, which accounted for approximately $7.8 million in revenues at an average 8.2% gross profit margin in fiscal 2002, will empower the Company's sales team to focus on increasing sales of Image's exclusive higher-margin programming. Management believes the potential for increased higher-margin sales will offset the gross profit loss from the lost sales of lower-margin nonexclusive product. In an effort to maximize this potential, the Company is planning a reorganization of its sales department that will be implemented during the third quarter ending December 31, 2002. As a result of the Company's carrying less lower-margin producing inventory and no longer handling and distributing this programming to the Company's customer base (excluding DVDPlanet), management believes it will realize reduced inventory carrying costs, cost efficiencies in its warehousing and distribution operations and other benefits.

        These changes to the Company's nonexclusive wholesale distribution activities will have no expected effect on the operations of DVDPlanet. As in the past, the Company will purchase programming on a direct basis from all nonexclusive suppliers, including CTHE, WHV and the other major studios, for resale to DVDPlanet. The Company will continue to provide consumer fulfillment for DVDPlanet from its distribution facility in Las Vegas, Nevada.

Significant Changes at DVDPlanet.

        Effective July 29, 2002, the Company hired Paul Ramaker for the newly created position of President of DVDPlanet. Prior to joining DVDPlanet, Mr. Ramaker served as Vice President of Merchandising for the Wherehouse Music chain, previously holding executive positions with B. Dalton, DVDExpress.com and The Musicland Group. Mr. Ramaker is overseeing all day-to-day activities of DVDPlanet's Internet and retail store operations. In conjunction with Image's management, Mr. Ramaker is performing a detailed review of DVDPlanet's operations in an effort to increase revenues, increase gross margins, increase operational efficiencies and reduce operating costs. Initiatives that will be implemented during the third quarter ending December 31, 2002 will include (1) a reduction in personnel costs needed to effectively manage DVDPlanet's retail store and customer service operations, (2) a reduction in online advertising expenditures and (3) securing co-op and market development funds from DVDPlanet's product vendors. Management believes these initiatives will benefit DVDPlanet's operational results in the form of comparatively reduced operational costs and higher gross margins.

        In September 2002, DVDPlanet entered into a lease for approximately 8,500 square feet located in a shopping center in Huntington Beach, California, which it believes will be a more efficient floor plan for a retail store than that of its current retail store floor plan. The term of the lease is five years commencing upon completion of the landlord's build-out of the space and includes two five-year options to extend the term. Minimum monthly rent will be approximately $15,000, commencing on January 1, 2003 through the initial five year lease term. DVDPlanet is also responsible for its proportionate share of insurance, property taxes and common area maintenance costs, currently estimated to be approximately $1,300 per month. DVDPlanet will receive a tenant improvement allowance of $42,500 from the landlord, which it will amortize as a reduction to rent expense over the initial term of the lease. DVDPlanet expects the new location to open and be operational in February 2003. DVDPlanet is currently leasing its 8,102 square foot retail store in Westminster, California on a month-to-month basis, at a rent of approximately $15,000 per month. This retail store will close subsequent to the opening of the new Huntington Beach location.

        In November 2002, DVDPlanet terminated its employment agreement with General Manager and Vice President, Ken Crane, Jr. The Company will accrue a $277,000 charge in its third quarter ending December 31, 2002, for compensation, including estimated bonus, due over the remainder of the agreement term as of the date of termination.

Seasonality and Variability.

        The Company generally experiences higher sales in the third and fourth fiscal quarters ended December 31 and March 31, which trend management attributes to increased consumer spending associated with the year-end holidays. In addition to seasonality issues, other factors contribute to quarterly variability in the Company's net revenues. These factors include: (i) wholesale customer and retail consumer demand for the Company's exclusively distributed programming then in release; (ii) the Company's licensing and distribution activities relating to new exclusive home entertainment programming; (iii) the extension, termination or non-renewal of existing license and distribution rights; (iv) the Company's marketing and promotional activities; and (v) general and economic changes affecting the buying habits of the Company's customers, particularly those changes affecting consumer demand for DVD hardware and software. Accordingly, the Company's revenues and results of operations may vary significantly from period to period, and the results of any one period may not be indicative of the results of any future periods.

Results of Operations

        The accompanying consolidated financial information for the three and six months ended September 30, 2002 should be read in conjunction with the Financial Statements, the Notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2002.

The Three Months Ended September 30, 2002 Compared to The Three Months Ended September 30, 2001

        The following table presents consolidated net revenues by reportable business segment for the three months ended September 30, 2002 and 2001:

	Three Months Ended September 30,
			% Change
	2002	2001
	(in thousands)
Net revenues:
Domestic Wholesale Distribution	$18,062	$14,477	24.8%
Retail Distribution	5,066	3,923	29.1
International Wholesale Distribution	3,134	2,465	27.1

Consolidated	$26,262	$20,865	25.9%

        Consolidated net revenues for all segments for the three months ended September 30, 2002 increased 25.9% to $26,262,000 from $20,865,000, for the three months ended September 30, 2001. Factors that contributed to the increase in consolidated net revenues for the September 2002 quarter as compared to the September 2001 quarter are detailed below.

        Net revenues for the Company's Domestic Wholesale Distribution segment for the three months ended September 30, 2002 increased 24.8% to $18,062,000 from $14,477,000 for the three months ended September 30, 2001. The increase in net revenues was primarily due to revenues generated from new exclusive distribution agreements and an increase in revenues generated from exclusive CD distribution.

        Net revenues for the Company's Retail Distribution segment, for the three months ended September 30, 2002 increased 29.1% to $5,066,000 from $3,923,000 for the three months ended September 30, 2001. Management believes the increase in net revenues was primarily due to increased consumer awareness of DVDPlanet's Web site and the Southern California retail store. Management believes this is a result of the success of DVDPlanet's ongoing radio advertising campaign and its online promotion efforts to achieve prime placement with high-volume Internet search engines. Revenues from Internet distribution were up 18.6% to $3,377,000 for the September 2002 quarter from $2,848,000 for the September 2001 quarter. Revenues from the retail store were up 70.6% to $1,377,000 for the September 2002 quarter from $807,000 for the September 2001 quarter.

        Net revenues for the Company's International Wholesale Distribution segment for the three months ended September 30, 2002 were up 27.1% to $3,134,000 from $2,465,000 for the three months ended September 30, 2001. The increase in net revenues was primarily attributable to increased revenues from distribution of Image's exclusive programming.

        The following tables present consolidated cost of sales by reportable business segment and as a percentage of related segment net revenues for the three months ended September 30, 2002 and 2001:

	Three Months Ended September 30,
	2002	2001
	(in thousands)
Cost of sales:
Domestic Wholesale Distribution	$13,061	$10,133
Retail Distribution	4,217	3,195
International Wholesale Distribution	2,362	1,799

Consolidated	$19,640	$15,127

			% Change
As a percentage of segment net revenues:
Domestic Wholesale Distribution	72.3%	70.0%	2.3%
Retail Distribution	83.2	81.4	1.8
International Wholesale Distribution	75.4	73.0	2.4

Consolidated	74.8%	72.5%	2.3%

        Consolidated cost of sales for the three months ended September 30, 2002 was $19,640,000, or 74.8% of net revenues, compared to $15,127,000, or 72.5% of net revenues for the three months ended September 30, 2001. Accordingly, consolidated gross profit margin declined by 2.3% to 25.2% for the September 2002 quarter from 27.5% for the September 2001 quarter.

        Gross margins for the Domestic Wholesale Distribution segment, as a percentage of segment net revenues, declined by 2.3% to 27.7% for the three months ended September 30, 2002 from 30.0% for the three months ended September 30, 2001. The decrease was primarily due to a higher percentage of segment revenues derived from exclusively distributed programming (which generates comparatively lower gross profit margins than the Company's distribution of exclusively licensed programming) during the September 2002 quarter as compared to the September 2001 quarter. Management believes the trend of entering into an increasing percentage of exclusive distribution agreements will continue for the foreseeable future. These agreements typically generate lower gross profit margins than exclusive license agreements, but also typically provide for reduced or no advance payments to program suppliers prior to the exploitation of programming. See "Liquidity and Capital Resources."

        Gross margins for the Retail Distribution segment, as a percentage of segment net revenues, declined by 1.8% to 16.8% for the three months ended September 30, 2002 from 18.6% for the three months ended September 30, 2001. DVDPlanet experienced a decline in the September 2002 quarter gross margins as a result of a shift in sales mix toward higher-discounted pre-ordered new DVD releases.

        Gross margins for the International Wholesale Distribution segment, as a percentage of segment net revenues, declined by 2.4% to 24.6% for the three months ended September 30, 2002 from 27.0% for the three months ended September 30, 2001. The decrease in the gross margins was primarily due to nonaccountable advertising and promotional allowances offered the Company's international subdistributors. The Company records these allowances as a reduction of net revenues in accordance with Emerging Issues Task Force ("EITF") 01-09, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Productions. During the September 2001 quarter, advertising and promotional expenses were only deducted from purchases after review and approval by the Company and, accordingly, were classified as selling expenses rather than a reduction of revenues.

        The following tables present consolidated selling expenses by reportable business segment and as a percentage of related segment net revenues for the three months ended September 30, 2002 and 2001:

	Three Months Ended September 30,
			% Change
	2002	2001
	(in thousands)
Selling expenses:
Domestic Wholesale Distribution	$1,367	$1,173	16.5%
Retail Distribution	865	505	71.3
International Wholesale Distribution	193	386	(50.0)

Consolidated	$2,425	$2,064	17.5%

As a percentage of segment net revenues:
Domestic Wholesale Distribution	7.6%	8.1%	(0.5)%
Retail Distribution	17.1	12.9	4.2
International Wholesale Distribution	6.2	15.7	(9.5)

Consolidated	9.2%	9.9%	(0.7)%

        Consolidated selling expenses for the three months ended September 30, 2002 increased 17.5% to $2,425,000 from $2,064,000 for the three months ended September 30, 2001. As a percentage of consolidated net revenues, consolidated selling expenses for the three months ended September 30, 2002 decreased by 0.7% to 9.2% from 9.9% for the three months ended September 30, 2001. Factors that led to the changes in consolidated selling expenses for the September 2002 quarter as compared to the September 2001 quarter are detailed below.

        Selling expenses for the Domestic Wholesale Distribution segment were up 16.5% to $1,367,000 for the three months ended September 30, 2002, from $1,173,000 for the three months ended September 30, 2001. As a percentage of segment net revenues, selling expenses for the three months ended September 30, 2002 were 7.6%, down from 8.1% for the three months ended September 30, 2001. During the September 2002 quarter, Image incurred increased personnel costs (higher by $143,000) and comparatively higher trade show related expenditures (higher by $42,000). Image has added regional sales personnel to aggressively seek new customer accounts and more efficiently handle certain domestic territories.

        Selling expenses for the Retail Distribution segment increased 71.3% to $865,000 for the three months ended September 30, 2002, from $505,000 for the three months ended September 30, 2001. As a percentage of segment net revenues, selling expenses for the three months ended September 30, 2002 were 17.1%, up from 12.9% for the three months ended September 30, 2001. During the September 2002 quarter, DVDPlanet incurred increased personnel costs (higher by $129,000), increased costs associated with online advertising and affiliate programs (higher by $119,000) and increased expenditures relating to DVDPlanet's radio and other media advertising campaigns (higher by $100,000). See "Significant Changes at DVDPlanet."

        Selling expenses for the International Wholesale Distribution segment decreased 50.0% to $193,000 for the three months ended September 30, 2002, from $386,000 for the three months ended September 30, 2001. Selling expenses for the International Wholesale Distribution segment, as a percentage of segment revenues, were 6.2% for the September 2002 quarter, down from 15.7% for the September 2001 quarter. The segment incurred reduced advertising and promotional expenses recorded as selling expenses during the September 2002 quarter. The Company now allows its subdistributors to deduct a flat percentage of revenues to cover advertising and promotion expenses. The Company records the related expenses as a reduction of revenues in accordance with EITF 01-09.

        The following tables present consolidated general and administrative expenses by reportable business segment and as a percentage of related segment net revenues for the three months ended September 30, 2002 and 2001:

	Three Months Ended September 30,
			% Change
	2002	2001
	(in thousands)
General and administrative expenses:
Domestic Wholesale Distribution	$2,173	$2,360	(7.9)%
Retail Distribution	512	485	5.6
International Wholesale Distribution	163	200	(18.5)

Consolidated	$2,848	$3,045	(6.5)%

As a percentage of segment net revenues:
Domestic Wholesale Distribution	12.0%	16.3%	(4.3)%
Retail Distribution	10.1	12.4	(2.3)
International Wholesale Distribution	5.2	8.1	(2.9)

Consolidated	10.8%	14.6%	(3.8)%

        Consolidated general and administrative expenses for the three months ended September 30, 2002 decreased 6.5% to $2,848,000 from $3,045,000 for the three months ended September 30, 2001. As a percentage of consolidated net revenues, consolidated general and administrative expenses for the three months ended September 30, 2002 were 10.8%, down from 14.6% for the three months ended September 30, 2001. Factors that led to the decrease in consolidated general and administrative expenses for the September 2002 quarter as compared to the September 2001 quarter are detailed below.

        General and administrative expenses for the Domestic Wholesale Distribution segment for the three months ended September 30, 2002 were down 7.9% to $2,173,000, from $2,360,000 for the three months ended September 30, 2001. As a percentage of segment net revenues, general and administrative expenses for the three months ended September 30, 2002 were 12.0%, down from 16.3% for the September 2001 quarter. The decrease in general and administrative expenses for the September 2002 quarter was primarily due to an unfavorable litigation settlement accrual totaling $310,000 included in general and administrative expenses for the September 2001 quarter. During the September 2002 quarter, the Company incurred increased professional fees and expenses totaling $153,000, including fees paid for goodwill impairment testing, financial advisor and public relations services and stock warrant amortization.

        General and administrative expenses for the Retail Distribution segment increased 5.6% to $512,000 for the three months ended September 30, 2002 from $485,000 for the three months ended September 30, 2001. As a percentage of segment net revenues, general and administrative expenses for the three months ended September 30, 2002 were 10.1%, down from 12.4% for the three months ended September 30, 2001. The increase in absolute dollar general and administrative expenses was primarily due to increased credit card servicing fees.

        General and administrative expenses for the International Wholesale Distribution segment decreased 18.5% to $163,000 for the three months ended September 30, 2002 from $200,000 for the three months ended September 30, 2001. As a percentage of segment net revenues, general and administrative expenses were 5.2% for the September 2002 quarter, down from 8.1% for the September 2001 quarter. During the September 2002 quarter, the segment recorded higher foreign currency exchange gains, offset, in part, by increased personnel costs.

        Amortization of production costs for the three months ended September 30, 2002 decreased 18.0% to $1,049,000, or 4.0% of consolidated net revenues, from $1,279,000, or 6.1% of consolidated net revenues, for the three months ended September 30, 2001. This decrease resulted primarily from reduced per-title production costs as a result of lower mastering and other fees charged by Deluxe Global Media Services LLC (formerly Ritek Global Media), the Company's exclusive DVD and CD manufacturer.

        Other expense for the three months ended September 30, 2002 was $568,000 and consisted of an impairment charge of $343,000 accrued as a result of the Company's sale and leaseback of its Las Vegas, Nevada real estate and minority interest in the net earnings of Aviva of $225,000 ($63,000 for the September 2001 quarter). See "Note 4. Sale and Leaseback of Land and Distribution Facility."

        Interest expense, net of interest income, for the three months ended September 30, 2002 decreased 20.2% to $398,000, or 1.5% of consolidated net revenues, from $499,000, or 2.4% of consolidated net revenues, for the three months ended September 30, 2001. The decrease is attributable to lower weighted average interest rate levels during the three months ended September 30, 2002 as compared to the three months ended September 30, 2001.

        The Company recorded an income tax benefit for the September 2002 and 2001 quarters of $153,000 and $483,000, respectively, to achieve an estimated annual consolidated effective income tax rate of approximately 36.0% for fiscal 2002 and 2001. The effective tax rate is subject to on-going review and evaluation by management.

        Consolidated net loss for the September 2002 quarter was $513,000, or $.03 per diluted share. Consolidated net loss for the September 2001 quarter was $856,000, or $.05 per diluted share.

The Six Months Ended September 30, 2002 Compared to The Six Months Ended September 30, 2001

        The following table presents consolidated net revenues by reportable business segment for the six months ended September 30, 2002 and 2001:

	Six Months Ended September 30,
			% Change
	2002	2001
	(in thousands)
Net revenues:
Domestic Wholesale Distribution	$34,403	$29,184	17.9%
Retail Distribution	10,418	7,695	35.4
International Wholesale Distribution	5,216	4,356	19.7

Consolidated	$50,037	$41,235	21.3%

        Consolidated net revenues for all segments for the six months ended September 30, 2002 increased 21.3% to $50,037,000, from $41,235,000 for the six months ended September 30, 2001. Factors that contributed to the increase in consolidated net revenues for the six months ended September 30, 2002 as compared to the six months ended September 30, 2001 are detailed below.

        Net revenues for the Company's Domestic Wholesale Distribution segment for the six months ended September 30, 2002 increased 17.9% to $34,403,000, from net revenues of $29,184,000 for the six months ended September 30, 2001. The increase in net revenues was primarily due to revenues generated from new exclusive distribution agreements as well as increased revenues from exclusive CD distribution.

        Net revenues for the Company's Retail Distribution segment for the six months ended September 30, 2002 increased 35.4% to $10,418,000 from net revenues of $7,695,000 for the six months ended September 30, 2001. Management believes the increase in net revenues was primarily due to increasing consumer awareness of DVDPlanet's Web site and the Southern California retail store. Management believes this is a result of the success of DVDPlanet's ongoing radio advertising campaign and its online promotion efforts to achieve prime placement with high-volume Internet search engines. Revenues from Internet distribution were up 24.3% to $6,863,000 for the September 2002 six-month period from $5,521,000 for the September 2001 six-month period. Revenues from the retail store were up 72.7% to $2,926,000 for the September 2002 six-month period from $1,694,000 for the September 2001 six-month period.

        Net revenues for the Company's International Wholesale Distribution segment for the six months ended September 30, 2002 were up 19.7% to $5,216,000 from $4,356,000 for the six months ended September 30, 2001. The increase in net revenues was attributable to increased revenues from distribution of DVD programming (higher by $1,106,000) offset, in part, by reduced revenues from broadcast, sublicense and VHS distribution (collectively lower by $247,000).

        The following tables present consolidated cost of sales by reportable business segment and as a percentage of related segment net revenues for the six months ended September 30, 2002 and 2001:

	Six Months Ended September 30,
	2002	2001
	(in thousands)
Cost of sales:
Domestic Wholesale Distribution	$24,606	$20,289
Retail Distribution	8,596	6,299
International Wholesale Distribution	3,828	3,173

Consolidated	$37,030	$29,761

			% Change
As a percentage of segment net revenues:
Domestic Wholesale Distribution	71.5%	69.5%	2.0%
Retail Distribution	82.5	81.9	0.6
International Wholesale Distribution	73.4	72.8	0.6

Consolidated	74.0%	72.2%	1.8%

        Consolidated cost of sales for the six months ended September 30, 2002 was $37,030,000, or 74.0% of net revenues, compared to $29,761,000, or 72.2% of net revenues for the six months ended September 30, 2001. Accordingly, consolidated gross profit margin declined by 1.8% to 26.0% for the six months ended September 2002 from 27.8% for the September 2001 period.

        Gross margins for the Domestic Wholesale Distribution segment, as a percentage of segment net revenues, declined by 2.0% to 28.5% for the six months ended September 30, 2002 from 30.5% for the six months ended September 30, 2001. The decrease was primarily due to a higher percentage of segment revenues derived from exclusively distributed programming (which generates comparatively lower gross profit margins than the Company's distribution of exclusively licensed programming) during the September 2002 six-month period as compared to the September 2001 six-month period. Additionally, market development funds provided to customers (which are recorded as a reduction in net revenue) were higher by $181,000 during the six months ended September 30, 2002 as compared to the six months ended September 30, 2001, contributing to the decline in gross profit margin. Management believes the trend of entering into an increasing percentage of exclusive distribution agreements will continue for the foreseeable future. These agreements typically generate lower gross profit margins than exclusive license agreements, but also typically provide for lower or no advance payments to program suppliers prior to the exploitation of programming.

        Gross margins for the Retail Distribution segment, as a percentage of segment net revenues, declined by 0.6% to 17.5% for the six months ended September 30, 2002 from 18.1% for the six months ended September 30, 2001. The gross margin decline, for the six months ended September 30, 2002, was due to a shift in sales mix during the period toward higher-discounted pre-ordered new DVD releases.

        Gross margins for the International Wholesale Distribution segment, as a percentage of segment net revenues, declined by 0.6% to 26.6% for the six months ended September 30, 2002 from 27.2% for the six months ended September 30, 2001. The decrease in the gross margins was primarily due to increased advertising and promotional allowances offered the Company's subdistributors.

        The following tables present consolidated selling expenses by reportable business segment and as a percentage of related segment net revenues for the six months ended September 30, 2002 and 2001:

	Six Months Ended September 30,
			% Change
	2002	2001
	(in thousands)
Selling expenses:
Domestic Wholesale Distribution	$2,746	$2,193	25.2%
Retail Distribution	1,688	965	74.9
International Wholesale Distribution	615	868	(29.1)

Consolidated	$5,049	$4,026	25.4%

As a percentage of segment net revenues:
Domestic Wholesale Distribution	8.0%	7.5%	0.5%
Retail Distribution	16.2	12.5	3.7
International Wholesale Distribution	11.8	19.9	(8.1)

Consolidated	10.1%	9.8%	0.3%

        Consolidated selling expenses for the six months ended September 30, 2002 increased 25.4% to $5,049,000 from $4,026,000 for the six months ended September 30, 2001. As a percentage of consolidated net revenues, consolidated selling expenses for the six months ended September 30, 2002 increased by 0.3% to 10.1% from 9.8% for the six months ended September 30, 2001. Factors that led to the increase in consolidated selling expenses for the September 2002 six-month period as compared to the September 2001 six-month period are detailed below.

        Selling expenses for the Domestic Wholesale Distribution segment were up 25.2% to $2,746,000 for the six months ended September 30, 2002, from $2,193,000 for the six months ended September 30, 2001. As a percentage of segment net revenues, selling expenses for the six months ended September 30, 2002 were 8.0%, up from 7.5% for the six months ended September 30, 2001. During the September 2002 six-month period, Image incurred increased personnel costs (higher by $329,000) and comparatively higher advertising and promotional expenditures (higher by $153,000). Image has added regional sales personnel to aggressively seek new customer accounts and more efficiently handle certain domestic territories. In an effort to increase awareness among Image's customers and the general public of its exclusive programming (primarily music related DVD and CD) as competition for retailer shelf space increases, Image has been increasing its advertising and promotion efforts. Management expects this trend to continue for the foreseeable future.

        Selling expenses for the Retail Distribution segment increased 74.9% to $1,688,000 for the six months ended September 30, 2002, from $965,000 for the six months ended September 30, 2001. As a percentage of segment net revenues, selling expenses for the six months ended September 30, 2002 were 16.2%, up from 12.5% for the six months ended September 30, 2001. During the September 2002 six-month period, DVDPlanet incurred increased expenditures relating to DVDPlanet's radio and other media advertising campaigns (higher by $273,000), increased personnel costs (higher by $242,000) and increased costs associated with online advertising and affiliate programs (higher by $179,000). See "Significant Changes at DVDPlanet."

        Selling expenses for the International Wholesale Distribution segment decreased 29.1% to $615,000 for the six months ended September 30, 2002, from $868,000 for the six months ended September 30, 2001. Selling expenses for the International Wholesale Distribution segment, as a percentage of segment revenues, were 11.8% for the September 2002 six-month period, down from 19.9% for the September 2001 six-month period. The segment incurred reduced advertising and promotional expenses during the September 2002 six-month period. The Company now allows its subdistributors to deduct a flat percentage of revenues to cover advertising and promotion expenses which are recorded as a reduction of revenues recognized.

        The following tables present consolidated general and administrative expenses by reportable business segment and as a percentage of related segment net revenues for the six months ended September 30, 2002 and 2001:

	Six Months Ended September 30,
			% Change
	2002	2001
	(in thousands)
General and administrative expenses:
Domestic Wholesale Distribution	$4,423	$4,388	0.8%
Retail Distribution	1,035	968	6.9
International Wholesale Distribution	358	391	(8.4)

Consolidated	$5,816	$5,747	1.2%

As a percentage of segment net revenues:
Domestic Wholesale Distribution	12.9%	15.0%	(2.1)%
Retail Distribution	9.9	12.6	(2.7)
International Wholesale Distribution	6.9	9.0	(2.1)

Consolidated	11.6%	13.9%	(2.3)%

        Consolidated general and administrative expenses for the six months ended September 30, 2002 increased 1.2% to $5,816,000 from $5,747,000 for the six months ended September 30, 2001. As a percentage of consolidated net revenues, consolidated general and administrative expenses for the six months ended September 30, 2002 were 11.6%, down from 13.9% for the six months ended September 30, 2001. Factors that led to the increase in consolidated general and administrative expenses in absolute dollars for the September 2002 six-month period as compared to the September 2001 six-month period are detailed below.

        General and administrative expenses for the Domestic Wholesale Distribution segment for the six months ended September 30, 2002 were up 0.8% to $4,423,000, from $4,388,000 for the six months ended September 30, 2001. As a percentage of segment net revenues, general and administrative expenses for the six months ended September 30, 2002 were 12.9%, down from 15.0% for the September 2001 six-month period. The decrease in general and administrative expenses, as a percentage of net revenues, for the six months ended September 30, 2002 was primarily due to an unfavorable litigation settlement accrual totaling $310,000 included in general and administrative expenses for the six months ended September 30, 2001. The absolute dollar increase during the September 2002 six-month period, was primarily as result of increased professional fees and expenses totaling $286,000 including fees paid for goodwill impairment testing, financial advisor and public relations services and stock warrant amortization.

        General and administrative expenses for the Retail Distribution segment increased 6.9% to $1,035,000 for the six months ended September 30, 2002 from $968,000 for the six months ended September 30, 2001. As a percentage of segment net revenues, general and administrative expenses for the six months ended September 30, 2002 were 9.9%, down from 12.6% for the six months ended September 30, 2001. The increase in absolute dollar general and administrative expenses was primarily due to increased credit card servicing fees.

        General and administrative expenses for the International Wholesale Distribution segment were $358,000 for the six months ended September 30, 2002, down 8.4% from $391,000 for the six months ended September 30, 2001. As a percentage of segment net revenues, general and administrative expenses were 6.9% for the September 2002 six-month period, down from 9.0% for the September 2001 six-month period. During the September 2002 six-month period, the segment incurred higher personnel and foreign tax consulting and legal fees, offset entirely by higher foreign currency exchange gains.

        Amortization of production costs for the six months ended September 30, 2002 decreased 17.7% to $2,128,000, or 4.3% of consolidated net revenues, from $2,586,000, or 6.3% of consolidated net revenues, for the six months ended September 30, 2001. This decrease was primarily due to reduced per-title production costs as a result of lower mastering and other fees charged by Deluxe Global Media Services, LLC (formerly Ritek Global Media), the Company's exclusive DVD and CD manufacturer.

        Other expenses for the six months ended September 30, 2002 were $560,000 and consisted of an impairment charge of $343,000 accrued as a result of the Company's sale and leaseback of its Las Vegas, Nevada real estate and minority interest in the net earnings of Aviva of $217,000 ($44,000 for the six months ended September 30, 2001). See "Note 4. Sale and Leaseback of Land and Distribution Facility".

        Interest expense, net of interest income, for the six months ended September 30, 2002 decreased 13.5% to $800,000, or 1.6% of consolidated net revenues, from $925,000, or 2.2% of consolidated net revenues, for the six months ended September 30, 2001. The decrease is attributable to lower weighted average interest rate levels during the six months ended September 30, 2002 as compared to the six months ended September 30, 2001.

        The Company recorded an income tax benefit for the six months ended September 2002 and 2001 of $406,000 and $759,000, respectively, to achieve an annual estimated consolidated effective income tax rate of approximately 36.0% for fiscal 2002 and 2001. The effective tax rate is subject to on-going review and evaluation by management.

        In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method be used for all business combinations initiated after June 30, 2001. SFAS No. 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The amortization of goodwill ceases upon adoption of SFAS No. 142. Image adopted the new rules for measuring the impairment of goodwill and certain intangible assets on April 1, 2002. The adoption of SFAS No. 142 resulted in a one-time charge of $3,766,000, or $.24 per basic and diluted share, net of an income tax benefit of $2,231,000. The impairment charge is recorded as a cumulative effect of a change in accounting principle, net of the tax effect, in the accompanying consolidated statement of operations for the six months ended September 30, 2002. As a result of this writedown, DVDPlanet has no remaining goodwill.

        Consolidated loss before cumulative effect of accounting change for the six months ended September 30, 2002 was $940,000, or $.06 per diluted share. Consolidated net loss for the six months ended September 30, 2001 was $1,349,000, or $.09 per diluted share. During the September 2002 six-month period, a cumulative effect of accounting change of $3,766,000, or $.24 per diluted share, net of income tax benefit of $2,231,000 was recorded resulting in a consolidated net loss of $4,706,000, or $.30 per diluted share.

Inflation

        Management believes that inflation is not a material factor in the operation of the Company's business at this time.

Liquidity and Capital Resources

        The Company's working capital requirements vary primarily with the level of its program licensing, production and distribution activities. Recurring principal uses of working capital in the Company's operations are for acquiring exclusive programming (i.e., royalty payments, including advance payment against future royalties to program suppliers), advance payments under exclusive distribution agreements, manufacturing and production costs, costs of acquiring finished programming for nonexclusive distribution, selling, general and administrative expenses and debt service.

        Availability of working capital is a substantial factor in Image's ability to acquire new programming. Therefore, maximizing available working capital is critical to the Company's business operations. The Company's resources are limited and it may need to raise additional funding to continue expanding operations and acquiring desirable programming. Should additional funds be raised through the issuance of equity or convertible debt securities, the percentage ownership of the Company's existing stockholders may be reduced. If adequate funds are not available or are unavailable on acceptable terms, the Company may find it is unable to fund expansion of operations, take advantage of acquisition opportunities, develop or enhance programming or services, or respond to competitive pressures in the industry.

Sources and Uses of Working Capital for the Six Months Ended September 30, 2002

        The Company's net loss for the six months ended September 30, 2002, before the cumulative effect of a change in accounting principle, was $940,000. Net cash provided by operating activities was $2,060,000. Cash from operating activities was provided by a reduction in levels of inventories and royalty and distribution fee advances, offset in part, by an increase in the level of receivables and a decrease of accounts payable and accrued liabilities and royalties. Cash provided by financing activities for the September 2002 six-month period was significantly lower than for the September 2001 six-month period. During the six months ended September 30, 2002, the Company raised $2.0 million in a private placement (see "Private Placement of Common Stock" below), increased outstanding borrowings under its revolving credit facility with Foothill by $1,133,000 and reduced long-term debt and capital lease obligations by $2,348,000. The Company's borrowings with Foothill increased during the six months ended September 30, 2002 primarily as a result of the timing of the application of the Company's cash balances toward debt reduction. The Company's cash balance not yet applied to reduce the amounts outstanding with Foothill at September 30, 2002 was $2,158,000.

The Company's Liquidity Position at September 30, 2002

        At September 30, 2002, the Company had cash of $2,158,000 and borrowing availability of $5,486,000 and $768,000 respectively, under its revolving credit and term loan facilities with Foothill.

The Company's revolving credit obligation to Foothill was $10,967,000 and it had one outstanding standby letter of credit for $150,000 issued by Foothill to secure trade payables to a program supplier. The Company's future fiscal obligations for royalty advances, distribution fees, minimum guarantees and other fees totaled $5,699,000 due during the remainder of fiscal 2003, $3,312,000 due in fiscal 2004 and $100,000 due in fiscal 2005. These advances and guarantees are recoupable against future royalties and distribution fees earned by the Company's exclusive program suppliers in connection with revenues generated by those rights.

        Image faces competition in securing exclusive rights from independent distribution companies as well as major motion picture studios and music labels. Historically, Image has paid significant up-front advances against future royalties and distribution fees to secure exclusive DVD and other home entertainment format distribution rights. Continued availability of sufficient working capital is a substantial factor in Image's ability to license and produce new exclusive programming and acquire programming for exclusive distribution. Therefore, maximizing available working capital is critical to Image's business operations. Without sufficient working capital, Image may not be able to remain competitive with advance offers from competitors who are willing to pay larger advances or who have greater financial resources.

        Image continues to be presented with exclusive licensing and distribution opportunities for quality programming. Image must be selective given its current working capital availability in order to not jeopardize its ability to meet existing obligations. The majority of these opportunities require a percentage of funding prior to Image's ultimate exploitation. During the three months ended September 30, 2002, management implemented steps to provide additional working capital and reduce debt including (1) increasing the maximum borrowing availability under the Company's revolving credit facility with Foothill by $2.0 million, (2) entering into an agreement to sell and leaseback, on a long-term basis, the Company's Las Vegas, Nevada distribution facility and adjacent vacant land, and, (3) raising $2.0 million through a private placement sale of Image's common stock. The Company will continue to focus on effectively managing its capital resources and seeking appropriate financing in order to acquire rights to the programming it desires in order to fully execute on its growth plans.

        Amendment to Revolving Credit and Term Loan Facilities.    In September 2002, Image and Foothill amended the Foothill Agreement. The amendment extended the term of the Foothill Agreement by one year to December 29, 2005 and increased Image's maximum revolving credit limit by $2.0 million, from $15.0 million to $17.0 million. Additionally, the amendment allows a portion of the DVD inventory owned by DVDPlanet to be included in determining Image's borrowing availability under its revolving credit facility. See "Note 5. Debt. Revolving Credit and Term Loan Facilities."

        Sale and Leaseback of Las Vegas, Nevada Property.    On September 3, 2002, Image entered into an agreement with RDS to sell and leaseback its Las Vegas, Nevada distribution facility and adjacent vacant land. On November 8, 2002, escrow on the sale closed and RDS purchased approximately 8.11 acres, consisting of Image's 76,000 square foot warehouse and distribution facility on 4.04 acres, and the adjacent 4.07 acres of vacant land for $6.0 million.

        Image received net proceeds of approximately $2.9 million, after deducting transactional costs (such as sales commissions and escrow fees, etc.) and approximately $2.75 million which was paid to Bank of America in Nevada to retire the Company's revolving credit facility that was secured by the real estate sold. Image used the net proceeds from the transaction to pay down $1.0 million of the outstanding balance under the Image Investors Co. loan and approximately $1.9 million of the outstanding balance under the Foothill revolving credit and term loan facilities. See "Note 4. Sale and Leaseback of Land and Distribution Facility."

        Private Placement of Common Stock.    On September 25, 2002, the Company closed its sale of $2.0 million of Image common stock to Standard Broadcasting in a private placement. Standard

Broadcasting is the largest privately-owned multi-media company in Canada. See "Note 6. Private Placement of Common Stock."

        As part of the transaction, Image named Robert J. McCloskey, President and CEO of Video One for the last 15 years, to the Company's board of directors. Prior to joining Video One, Mr. McCloskey spent 15 years in the packaged goods industry in various domestic and international assignments with Pepsico and Nabisco.

        Conclusion.    Management believes that projected cash flows from operations, borrowing availability under its revolving lines of credit, cash on hand and trade credit will provide the necessary capital to meet the Company's projected cash requirements for at least the next 12 months. However, any projections of future cash needs and cash flows are subject to substantial uncertainty. See "Forward-looking Statements" below.

Other Financing Activities

        Second Amendment to Credit Agreement.    On September 30, 2002, Image and Image Investors Co., a principal stockholder of Image owned and controlled by John W. Kluge and Stuart Subotnick, further amended their September 29, 1997 Credit Agreement. See "Note 5. Debt. Second Amendment to Credit Agreement."

Forward-looking Statements

        This quarterly report on Form 10-Q includes certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 regarding, among other things, statements relating to goals, plans and projections regarding the Company's financial position, results of operations, market position, product development and business strategy. These statements may be identified by the fact that they use words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. Such forward-looking statements are based on management's current expectations and involve inherent risks and uncertainties, including factors that could delay, divert or change any of them, and could cause action outcomes and results to differ materially from current expectations.

        These factors include, among other things, the Company's inability to raise additional working capital, changes in debt and equity markets, increased competitive pressures, changes in the Company's business plan, and changes in the retail DVD music and entertainment industries. For further details and a discussion of these and other risks and uncertainties, see "Forward-Looking Statements" in the Company's Annual Report on Form 10-K for the year ended March 31, 2002. Unless otherwise required by law, the Company undertakes no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates and foreign currency exchange rates. Changes in interest rates and, in the future, changes in foreign currency exchange rates have and will have an impact on the Company's results of operations.

        Interest Rate Fluctuations.    At September 30, 2002, approximately $18.5 million of the Company's outstanding borrowings are subject to changes in interest rates; however, the Company does not use derivatives to manage this risk. This exposure is linked to the prime rate and LIBOR. The Company believes that moderate changes in the prime rate or LIBOR would not materially affect the operating results or financial condition of the Company. For example, a 1.0% change in interest rates would result in an approximate $185,000 annual impact on pretax income (loss) based upon those outstanding borrowings at September 30, 2002.

        Foreign Exchange Rate Fluctuations.    At September 30, 2002, approximately $3.2 million of the Company's accounts receivable related to international distribution and denominated in foreign currencies is subject to foreign exchange rate risk in the future. The Company distributes certain of its licensed DVD and VHS programming (for which the Company holds international distribution rights) internationally through international subdistributors and sublicensees. Additionally, the Company exploits international broadcast rights to some of its licensed entertainment programming (for which the Company holds international broadcast rights). The Company believes that moderate changes in foreign exchange rates will not materially affect the operating results or financial condition of the Company. For example, a 10.0% change in exchange rates would result in an approximate $320,000 impact on pretax income (loss) based upon those outstanding receivables at September 30, 2002. To date, the Company has not entered into foreign currency exchange contracts.

ITEM 4. CONTROLS AND PROCEDURES.

        The Chief Executive Officer and the Chief Financial Officer have evaluated the Company's system of disclosure controls and procedures within ninety days of the date of this report, and based on such evaluation have determined that they are satisfactory in connection with the preparation of this quarterly report. There have been no significant changes to the system of internal controls or in other factors that affect internal controls subsequent to the date of their evaluation.

REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

        The condensed consolidated financial statements as of September 30, 2002 and for the three- and six-month periods ended September 30, 2002 and 2001 in this Form 10-Q have been reviewed by KPMG LLP, independent certified public accountants, in accordance with established professional standards and procedures for such a review.

        The report of KPMG LLP commenting upon their review follows.

INDEPENDENT AUDITORS' REVIEW REPORT

The Board of Directors and Shareholders
Image Entertainment, Inc.:

        We have reviewed the condensed consolidated balance sheet of Image Entertainment, Inc. and subsidiary as of September 30, 2002, and the related condensed consolidated statements of operations and cash flows for the three- and six-month periods ended September 30, 2002 and 2001. These condensed consolidated financial statements are the responsibility of the Company's management.

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

        We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Image Entertainment, Inc. and subsidiary as of March 31, 2002, and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended; and in our report dated June 7, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of March 31, 2002, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                      /s/ KPMG LLP

Los Angeles, California
November 8, 2002

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

        In August 2002, the Company was named as a defendant in an adversary proceeding filed by Valley Media, Inc. in connection with the Chapter 11 bankruptcy of Valley Media, a then-customer of the Company. The proceeding is pending in the United States Bankruptcy Court for the District of Delaware, Adv. Proc. No. 02-04977. Valley Media is seeking to recover approximately $784,000 in alleged preferential transfers which Valley Media claims it made within the 90-day period immediately preceding the commencement of its bankruptcy case. The Company has answered the complaint and will vigorously defend itself. While it is not feasible to predict or determine the outcome of any proceeding with certainty, management believes that the case is substantially without merit, and that the ultimate outcome will not have a material adverse effect on the Company's financial position, results of operation or liquidity.

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

        Not Applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

        Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        On September 13, 2002, the Company held its annual meeting of shareholders. Represented at the meeting in person or by proxy were 14,438,501 shares of common stock (approximately 91.11% of the shares entitled to vote), constituting a quorum.

        At the meeting, Martin W. Greenwald, Ira S. Epstein, M. Trevenen Huxley and Stuart Segall were elected as directors of the Company to serve until their respective successors have been elected and qualified. With respect to Mr. Greenwald's election, there were 14,297,281 votes for and 141,220 votes withheld. With respect to Mr. Epstein's election there were 14,300,412 votes for and 138,089 votes withheld. With respect to Mr. Huxley's election, there were 14,113,645 votes for and 324,856 votes withheld. With respect to Mr. Segall's election, there were 14,301,449 votes for and 137,052 votes withheld.

        At the meeting, the Company's shareholders voted upon and ratified the appointment of KPMG LLP as the Company's independent auditors for the fiscal year ending March 31, 2003. With respect to this matter, there were 14,393,616 votes for, 22,402 votes against and 22,483 abstentions.

ITEM 5. OTHER INFORMATION.

        On September 25, 2002, Image's board of directors unanimously appointed Robert J. McCloskey to the board. Mr. McCloskey has served as President and Chief Executive Officer of Standard Broadcasting's wholly-owned subsidiary, Video One for 15 years. Video One is the parent of VID CANADA, the Company's exclusive Canadian distributor of Image exclusive programming.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

  (a)
  Exhibits

    See Exhibit Index on page i, incorporated herein by this reference

  (b)
  Reports on Form 8-K

    Form 8-K filed September 5, 2002.    Relating to the sale and leaseback of the Company's Las Vegas, Nevada distribution facility and adjacent vacant land.

    Form 8-K filed September 12, 2002.    Relating to the private placement sale of 1,801,315 unregistered shares of the Company's common stock and a warrant to purchase up to 270,198 shares of the Company's common stock.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMAGE ENTERTAINMENT, INC.

Date: November 14, 2002	By:	/s/ MARTIN W. GREENWALD Martin W. Greenwald President and Chief Executive Officer

Date: November 14, 2002	By:	/s/ JEFF M. FRAMER Jeff M. Framer Chief Financial Officer

CERTIFICATIONS

I, Martin W. Greenwald, Chairman and Chief Executive Officer of Image Entertainment, Inc., certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Image Entertainment, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary and joint venture, is made known to us by others, within those entities, particularly during the period in which this quarterly report is being prepared;

b.
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and,

c.
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

a.
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b.
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ MARTIN W. GREENWALD Martin W. Greenwald Chairman and Chief Executive Officer

November 14, 2002

CERTIFICATIONS

I, Jeff M. Framer, Chief Financial Officer of Image Entertainment, Inc., certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Image Entertainment, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary and joint venture, is made known to us by others, within those entities, particularly during the period in which this quarterly report is being prepared;

b.
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and,

c.
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

a.
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b.
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ JEFF M. FRAMER Jeff M. Framer Chief Financial Officer

November 14, 2002

EXHIBIT INDEX

Exhibit No.	Description
10.1	Amendment No. 5, dated as of February 28, 2002, to Loan and Security Agreement, dated as of December 28, 1998, by and between Image and Foothill Capital Corporation.
10.2	Amendment No. 6, dated as of August 1, 2002, to Loan and Security Agreement, dated as of December 28, 1998, by and between Image and Foothill Capital Corporation.
10.3	Amendment No. 7, dated September 30, 2002, to Loan and Security Agreement, dated as of December 28, 1998, by and between Image and Foothill Capital Corporation.
10.4	Amendment No. 2 dated as of September 30, 2002 to the Credit Agreement, dated as of September 29, 1997, by and between Image and Image Investors Co.
15	Consent Letter of KPMG LLP, Independent Certified Public Accountants.

i

QuickLinks

PART I—FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS.
CONSOLIDATED BALANCE SHEETS, ASSETS
CONSOLIDATED BALANCE SHEETS, LIABILITIES
CONSOLIDATED STATEMENTS OF OPERATIONS, THREE MONTHS
CONSOLIDATED STATEMENTS OF OPERATIONS, SIX MONTHS
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
  ITEM 4. CONTROLS AND PROCEDURES.
REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
INDEPENDENT AUDITORS' REVIEW REPORT
PART II—OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS.
  ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.
  ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
  ITEM 5. OTHER INFORMATION.
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.
SIGNATURES
CERTIFICATIONS
CERTIFICATIONS
EXHIBIT INDEX