Form 10-Q
period 2002-12-31
IMAGE ENTERTAINMENT INC
filed 2003-02-13
CIK 216324

QuickLinks -- Click here to rapidly navigate through this document

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended December 31, 2002
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒    NO ☐

Number of shares outstanding of the registrant's common stock on February 6, 2003: 17,657,840

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.

IMAGE ENTERTAINMENT, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)
December 31, 2002 and March 31, 2002

(In thousands)	December 31, 2002	March 31, 2002
ASSETS
Current assets:
Cash	$907	$303
Accounts receivable, net of allowances of $5,193—December 31, 2002; $5,374—March 31, 2002	23,456	18,376
Inventories	15,395	15,663
Royalty and distribution fee advances	8,806	8,065
Prepaid expenses and other assets	1,516	1,732
Deferred tax assets, net	1,593	1,593

Total current assets	51,673	45,732

Noncurrent inventories, principally production costs	2,965	3,091
Noncurrent royalty and distribution advances	10,085	10,040
Noncurrent deferred tax assets, net	5,144	2,832
Property, equipment and improvements, net	7,163	13,851
Other assets	279	355
Goodwill, net of accumulated amortization of $1,632—March 31, 2002	—	5,997

	$77,309	$81,898

See accompanying notes to consolidated financial statements

IMAGE ENTERTAINMENT, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)
December 31, 2002 and March 31, 2002

(In thousands, except share data)	December 31, 2002	March 31, 2002
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$18,508	$16,745
Accrued royalties and distribution fees	10,804	7,020
Revolving credit facility	8,630	9,834
Current portion of long-term debt	3,241	2,370
Current portion of capital lease obligations	674	619

Total current liabilities	41,857	36,588

Long-term debt, less current portion	4,226	11,859
Capital lease obligations, less current portion	415	943

Total liabilities	46,498	49,390

Shareholders' equity:
Preferred stock, $1 par value, 3,366,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value, 30,000,000 shares authorized; 17,658,000 and 15,828,000 issued and outstanding at December 31, 2002 and March 31, 2002, respectively	31,866	29,850
Additional paid-in capital	3,652	3,463
Accumulated deficit	(4,707)	(805)

Net shareholders' equity	30,811	32,508

	$77,309	$81,898

See accompanying notes to consolidated financial statements

IMAGE ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
For the Three Months Ended December 31, 2002 and 2001

(In thousands, except per share data)	2002	2001
NET REVENUES	$31,159	$26,861
OPERATING COSTS AND EXPENSES:
Cost of sales	22,995	18,622
Selling expenses	2,634	2,360
General and administrative expenses	2,853	3,070
Amortization of production costs	1,059	1,285
Amortization of goodwill	—	127

	29,541	25,464

EARNINGS FROM OPERATIONS	1,618	1,397
OTHER EXPENSES (INCOME):
Interest expense, net	397	470
Other	92	(14)

	489	456

EARNINGS BEFORE INCOME TAXES	1,129	941
INCOME TAX EXPENSE	325	339

NET EARNINGS	$804	$602

NET EARNINGS PER SHARE:
Basic and diluted	$.05	$.04

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	17,655	15,827

Diluted	17,737	15,889

See accompanying notes to consolidated financial statements

IMAGE ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
For the Nine Months Ended December 31, 2002 and 2001

(In thousands, except per share data)	2002	2001
NET REVENUES	$81,196	$68,096
OPERATING COSTS AND EXPENSES:
Cost of sales	60,025	48,383
Selling expenses	7,683	6,386
General and administrative expenses	8,669	8,817
Amortization of production costs	3,187	3,871
Amortization of goodwill	—	381

	79,564	67,838

EARNINGS FROM OPERATIONS	1,632	258
OTHER EXPENSES:
Interest expense, net	1,197	1,395
Other	652	30

	1,849	1,425

LOSS BEFORE INCOME TAXES	(217)	(1,167)
INCOME TAX BENEFIT	81	420

LOSS BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	(136)	(747)

CUMULATIVE EFFECT OF ACCOUNTING CHANGE, NET OF INCOME TAX BENEFIT OF $2,231	(3,766)	—

NET LOSS	$(3,902)	$(747)

NET LOSS PER SHARE BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE:
Basic and diluted	$(.01)	$(.05)
CUMULATIVE EFFECT OF ACCOUNTING CHANGE, NET	(.23)	—

NET LOSS PER SHARE:
Basic and diluted	$(.24)	$(.05)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	16,517	15,819

See accompanying notes to consolidated financial statements

IMAGE ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
For the Nine Months Ended December 31, 2002 and 2001

(In thousands)	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,902)	$(747)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Cumulative effect of accounting change, net of tax benefit	3,766	—
Amortization of production costs	3,187	3,871
Amortization of goodwill	—	381
Depreciation and other amortization	2,101	2,099
Amortization of stock warrant and restricted stock units	218	183
Provision for lower of cost or market inventory writedowns	179	304
Provision for estimated doubtful accounts receivable	60	338
Impairment charge- Las Vegas, Nevada real estate	322	—
Deferred income taxes	(81)	(420)
Changes in assets and liabilities associated with operating activities:
Accounts receivable	(5,140)	(3,338)
Inventories	269	(133)
Royalty and distribution fee advances	(786)	(5,565)
Production cost expenditures	(3,241)	(3,685)
Prepaid expenses and other assets	221	(399)
Accounts payable, accrued royalties and liabilities	5,602	2,029

Net cash provided by (used in) operating activities	2,775	(5,082)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,378)	(1,567)
Net proceeds from sale of land	5,643	—

Net cash provided by (used in) investing activities	4,265	(1,567)

See accompanying notes to consolidated financial statements

IMAGE ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
(unaudited)
For the Nine Months Ended December 31, 2002 and 2001

(In thousands)	2002	2001
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facility	$77,324	$69,838
Repayments of borrowings under revolving credit facility	(78,528)	(62,916)
Repayments of long-term debt	(6,763)	(685)
Principal payments under capital lease obligations	(472)	(367)
Borrowings under long-term debt	—	244
Borrowings under capital lease obligations	—	915
Issuance of common stock	2,000	—
Repurchase of common stock	—	(114)
Other	3	—

Net cash (used in) provided by financing activities	(6,436)	6,915

NET INCREASE IN CASH:	604	266
Cash at beginning of period	303	606

Cash at end of period	$907	$872

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$1,184	$1,014
Income taxes	$10	$—

SUPPLEMENTAL DISCLOSURES OF NONCASH OPERATING, INVESTING AND FINANCING ACTIVITIES:

The Company recorded an impairment charge associated with the value of the Company's Las Vegas, Nevada distribution facility and adjacent land totaling $322,000 for the nine months ended December 31, 2002.

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

        The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by U.S. GAAP for complete financial statements. There have been no significant changes in the Company's critical accounting policies as disclosed in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Annual Report on Form 10-K of the Company for the year ended March 31, 2002. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three and nine months ended December 31, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2003. The accompanying consolidated financial information for the three and nine months ended December 31, 2002 and 2001 should be read in conjunction with the Consolidated Financial Statements, the Notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K for the year ended March 31, 2002.

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

Note 2.    New Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method be used for all business combinations initiated after June 30, 2001. SFAS No. 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The amortization of goodwill ceases upon adoption of SFAS No. 142. Image adopted the new rules for measuring the impairment of goodwill and certain intangible assets on April 1, 2002. The adoption of SFAS No. 142 resulted in a one-time, noncash, charge of $3,766,000, or $.23 per diluted share, net of an income tax benefit of $2,231,000. The impairment charge is recorded as a cumulative effect of a change in accounting principle, net of the tax benefit, in the accompanying consolidated statement of operations for the nine months ended December 31, 2002. As a result of this writedown, DVDPlanet has no remaining goodwill.

        The following table summarizes the impact of the implementation of SFAS No. 142 on the Company's statements of operations:

	Three months ended December 31,		Nine Months ended December 31,
(In thousands, except per share data)
	2002	2001	2002	2001
Reported net earnings (loss) before cumulative effect of accounting change	$804	$602	$(136)	$(747)
Add back: goodwill amortization, net of related $46,000 and $137,000 tax benefits for the three and nine months ended December 31, 2001, respectively	—	81	—	244

Adjusted net earnings (loss) before cumulative effect of accounting change	804	683	(136)	(503)
Cumulative effect of accounting change, net of tax benefit of $2,231	—	—	(3,766)	—

Adjusted net earnings (loss)	$804	$683	$(3,902)	$(503)

Basic and diluted earnings (loss) per share:
Reported net earnings (loss) before cumulative effect of accounting change	$.05	$.04	$(.01)	$(.05)
Goodwill amortization, net of tax benefit	—	—	—	.02
Adjusted net earnings (loss) before cumulative effect of accounting change	.05	.04	(.01)	(.03)
Cumulative effect of accounting change	—	—	(.23)	—

Adjusted net earnings (loss) per share	$.05	$.04	$(.24)	$(.03)

        In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes both SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30 ("APB No. 30"), Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS No. 121. The Company adopted the provisions of SFAS No. 144 during the quarter ended June 30, 2002. The adoption of SFAS No. 144 did not have a material impact on the Company's financial statements because the impairment assessment under SFAS No. 144 is largely unchanged from SFAS No. 121. See "Note 4. Sale and Leaseback of Land and Distribution Facility" for an impairment charge recorded during the Company's second quarter ended September 30, 2002.

        On July 30, 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 nullifies EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in Restructuring). SFAS No. 146 requires that a liability be recognized for those costs only when the liability is incurred, that is, when it meets the definition of a liability in FASB's conceptual framework. SFAS No. 146 also establishes a fair value as the objective for initial measurement of liabilities related to exit or disposal activities. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect that the adoption of SFAS No. 146 will have a material impact on its financial position or results of operations.

        In November 2002, the FASB issued Interpretation Number 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45). This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN 45 are effective for interim and annual periods beginning after December 15, 2002. The initial recognition and initial measurement requirements of FIN 45 are effective prospectively for guarantees issued or modified after December 31, 2002. The Company is currently reviewing the provisions of FIN 45, but does not expect that the adoption of the recognition and initial measurement requirements of FIN 45 will have a material impact on its financial position, cash flows or results of operations.

        In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB No. 123. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure requirements shall be effective for financial statements for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial statements for interim periods beginning after December 15, 2002. We do not expect that the adoption of SFAS No. 148 will have a material impact on our financial position or results of operations.

Note 3. Inventories.

        Inventories at December 31, 2002 and March 31, 2002 are summarized as follows:

(In thousands)	December 31, 2002	March 31, 2002
DVD	$11,911	$12,485
Other	760	635

	12,671	13,120
Production costs, net	5,689	5,634

	18,360	18,754
Less current portion of inventories	15,395	15,663

Noncurrent inventories, principally production costs	$2,965	$3,091

        DVD and other inventories consist primarily of finished DVD, CD and VHS product for sale and are stated at the lower of average cost or market.

        Production costs consist of capitalized costs to produce licensed programming for domestic and international distribution and include the costs of film and tape conversion to the optical disc format, menu and packaging design, authoring, compression, mastering and the overhead of the Company's creative services and production departments. Production costs are reflected net of accumulated amortization of $13,361,000 and $10,959,000 at December 31, 2002 and March 31, 2002, respectively.

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

        Image received net proceeds of approximately $2.9 million, after deducting transactional costs (such as sales commissions and escrow fees, etc.) and approximately $2.7 million which was paid to Bank of America in Nevada to retire the Company's revolving credit facility that was secured by the real estate sold.

        The Company wrote down the net book value of the land and building to approximate the sales price less the estimated related transactional costs. The impairment charge totaled $322,000 and is included as a component of other expenses in the accompanying statement of operations for the nine months ended December 31, 2002.

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

Note 5. Debt.

        Revolving Credit and Term Loan Facilities.    At December 31, 2002, the Company had $8,630,000 outstanding under its $17.0 million revolving credit facility with Foothill Capital Corporation ("Foothill") bearing interest at the "floor" interest rate of 5.75%. The Company had no borrowings outstanding under its $1.0 million capital expenditure term loan facility with Foothill. The Company had one outstanding standby letter of credit issued by Foothill in the amount of $150,000 to secure trade payables to a program supplier, which expires on November 18, 2003. The Company had borrowing availability of $7,513,000 under the revolving credit facility, net of amounts utilized for the letter of credit, and $1,000,000 under the term loan facility.

        The Company's agreement with Foothill requires the Company to comply with certain financial and operating covenants. Effective for the three and nine months ended December 31, 2002, Image and Foothill have amended covenants requiring Image to achieve a cumulative minimum earnings before interest, taxes, depreciation and amortization ("EBITDA") and a minimum level of tangible net worth. The amended EBITDA covenant is no longer a minimum cumulative (twelve-month) quarterly measurement but rather a stand-alone quarterly minimum measurement. The amended minimum EBITDA and tangible net worth covenant levels for the three months ended December 31, 2002 were $1,613,000 and $20,943,000, respectively. As of December 31, 2002, the Company was in compliance with all of the financial and operating covenants, as amended.

        Long-term debt at December 31, 2002 and March 31, 2002 consists of the following:

(In thousands)	December 31, 2002	March 31, 2002
Note payable—disc manufacturer	$4,344	$5,347
Convertible subordinated note payable	2,550	5,000
Note payable to bank	573	763
Real estate credit facility	—	2,833
Term loan facility—Foothill	—	286

	7,467	14,229
Current portion of long-term debt	3,241	2,370

Long-term debt less current portion	$4,226	$11,859

        Second Amendment to Credit Agreement.    On September 30, 2002, Image and Image Investors Co. ("IIC"), a principal stockholder of Image owned and controlled by John W. Kluge and Stuart Subotnick, further amended their September 29, 1997 Credit Agreement. The Company agreed to prepay $750,000 of outstanding principal due under the Credit Agreement. In addition to the required quarterly payment of interest, the amendment requires the following quarterly principal payments: $350,000 on October 1, 2002 (which was paid in September 2002) and January 1 (which was paid in December 2002), April 1, and July 1, 2003; $475,000 on October 1, 2003, and January 1 and April 1, 2004; $425,000 on July 1, 2004; $625,000 on October 1, 2004; and $375,000 on January 1, 2005. In November 2002, Image prepaid IIC, out of the net sales proceeds from the sale of its Las Vegas, Nevada real estate, the October 1, 2004 and January 1, 2005 scheduled principal payments which totaled $1.0 million. Upon consummation of any additional issuance or sale of Image's common stock or other debt or equity securities or other loan transactions, Image will further prepay to IIC an amount equal to the lesser of the net cash proceeds of such financing transaction or $550,000. The $550,000 maximum prepayment commitment decreases quarterly by $100,000 from April 1, 2003 through July 1, 2004 and by $50,000 on July 1, 2004. Obligations outstanding under the loan remain unsecured, subordinated to any obligations to Foothill, and convertible into Image's common stock at a price of $3.625 per share at IIC's election at anytime during the term. In order to allow the scheduled repayments of principal to IIC under this amendment, Foothill requires Image to continue to have a minimum of $4.5 million of "excess availability", as defined in the Company's agreement with Foothill after each payment. At December 31, 2002, $2,550,000 was outstanding under the IIC Credit Agreement. The loan bears interest at prime plus 5.0% (9.25% at December 31, 2002) with a "ceiling" of 12.0%.

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

        The $2.0 million transaction represented a purchase of 1,801,315 shares of Image common stock at $1.11 per share, the closing price of Image's common stock on September 10, 2002. Additionally, Image issued Standard Broadcasting a five-year warrant to purchase up to 270,198 additional shares at $1.22 per share. The fair value of the warrant, using the Black-Scholes valuation model, aggregating $189,000 has been recorded in shareholders' equity as part of the $2.0 million net proceeds. Because they are not registered under the Securities Act of 1933, as amended (the "Act"), the stock and shares underlying the warrant are restricted and subject to Rule 144 promulgated under the Act. Standard Broadcasting will have limited registration rights after one year.

Note 7. Net Earnings (Loss) per Share Data.

        The following presents a reconciliation of the numerators and denominators used in computing basic and diluted net earnings (loss) per share for the three and nine months ended December 30, 2002 and 2001:

	Three months ended December 31,		Nine Months ended December 31,
(In thousands, except per share data)
	2002	2001	2002	2001
Net earnings (loss) before cumulative effect of accounting change	$804	$602	$(136)	$(747)
Cumulative effect of accounting change, net of tax benefit	—	—	(3,766)	—

Net earnings (loss)—basic and diluted numerator	$804	$602	$(3,902)	$(747)

Weighted average common shares outstanding—basic denominator	17,655	15,827	16,517	15,819

Effect of dilutive securities	82	62	—	—

Weighted average common shares outstanding—diluted denominator	17,737	15,889	16,517	15,819

Basic and diluted net earnings (loss) per share before cumulative effect of an accounting change	$.05	$.04	$(.01)	$(.05)
Cumulative effect of an accounting change, net of tax benefit	—	—	(.23)	—

Basic and diluted net earnings (loss) per share	$.05	$.04	$(.24)	$(.05)

        The calculation of diluted net earnings per share for the three months ended December 31, 2002 and 2001 did not include the 703,000 and 1,379,000 shares of common stock underlying the convertible subordinated note payable, respectively. The effect of its inclusion along with the related interest, net of taxes, on assumed conversion would be antidilutive. Outstanding common stock options and warrants not included in the computation of diluted net earnings per share totaled 1,763,000 and 1,356,000 for the three months ended December 31, 2002 and 2001, respectively, because their exercise prices were greater than the average market price of the common stock for the periods and the assumed exercise would be antidilutive.

        Diluted net loss per share for the nine months ended December 31, 2002 and 2001 is based only on the weighted average number of common shares outstanding for the periods as inclusion of common stock equivalents (outstanding common stock options and warrants, and common stock underlying the convertible subordinated note payable) totaling 2,757,000 and 3,164,000 shares, respectively, would be antidilutive.

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

For the Three Months Ended December 31, 2002:

	2002
(In thousands)	Domestic Wholesale Distribution	Retail Distribution	International Wholesale Distribution	Inter-segment Eliminations	Consolidated
NET REVENUES	$27,853	$5,842	$2,631	$(5,167)	$31,159
OPERATING COSTS AND EXPENSES	25,696	6,392	2,585	(5,132)	29,541

EARNINGS (LOSS) FROM OPERATIONS	2,157	(550)	46	(35)	1,618
OTHER EXPENSES	375	—	1	113	489

EARNINGS (LOSS) BEFORE INCOME TAXES	$1,782	$(550)	$45	$(148)	$1,129

For the Three Months Ended December 31, 2001:

	2001
(In thousands)	Domestic Wholesale Distribution	Retail Distribution	International Wholesale Distribution	Inter-segment Eliminations	Consolidated
NET REVENUES	$23,046	$5,633	$2,853	$(4,671)	$26,861
OPERATING COSTS AND EXPENSES	21,378	5,983	2,775	(4,672)	25,464

EARNINGS (LOSS) FROM OPERATIONS	1,668	(350)	78	1	1,397
OTHER EXPENSES (INCOME)	470	—	—	(14)	456

EARNINGS (LOSS) BEFORE INCOME TAXES	$1,198	$(350)	$78	$15	$941

For the Nine Months Ended December 31, 2002:

	2002
(In thousands)	Domestic Wholesale Distribution	Retail Distribution	International Wholesale Distribution	Inter-segment Eliminations	Consolidated
NET REVENUES	$69,254	$16,260	$7,847	$(12,165)	$81,196
OPERATING COSTS AND EXPENSES	66,261	17,711	7,742	(12,150)	79,564

EARNINGS (LOSS) FROM OPERATIONS	2,993	(1,451)	105	(15)	1,632
OTHER EXPENSES	1,501	—	18	330	1,849

EARNINGS (LOSS) BEFORE INCOME TAXES	$1,492	$(1,451)	$87	$(345)	$(217)

For the Nine Months Ended December 31, 2001:

	2001
(In thousands)	Domestic Wholesale Distribution	Retail Distribution	International Wholesale Distribution	Inter-segment Eliminations	Consolidated
NET REVENUES	$57,279	$13,328	$7,209	$(9,720)	$68,096
OPERATING COSTS AND EXPENSES	55,462	14,469	7,670	(9,763)	67,838

EARNINGS (LOSS) FROM OPERATIONS	1,817	(1,141)	(461)	43	258
OTHER EXPENSES	1,395	—	—	30	1,425

EARNINGS (LOSS) BEFORE INCOME TAXES	$422	$(1,141)	$(461)	$13	$(1,167)

	As of
(In thousands)
	December 31, 2002	March 31, 2002
TOTAL ASSETS:
DOMESTIC WHOLESALE DISTRIBUTION	$68,744	$66,773
RETAIL DISTRIBUTION	3,953	9,649
INTERNATIONAL WHOLESALE DISTRIBUTION	5,770	5,601
INTER-SEGMENT ELIMINATIONS	(1,158)	(125)

CONSOLIDATED TOTAL ASSETS	$77,309	$81,898

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

        Image is an integrated home entertainment company, primarily engaged in the business of acquiring and distributing entertainment programming. The Company acquires and exploits exclusive rights in a diverse array of general and specialty entertainment programming, such as music concerts and feature films, in DVD and other home entertainment formats. In addition to Image's current core business of domestic DVD distribution, Image may also acquire exclusive audio rights and broadcast rights including video-on-demand, broadband streaming and digital download, pay-per-view, in-flight, radio, satellite, cable and broadcast television. Image not only acquires exclusive programming from third parties, it designs and produces additional content and value-added features such as interactive menus and packaging and marketing materials for its DVD releases. Image has expanded its business and operations to produce proprietary original entertainment programming focusing on live performance music distributed primarily in the DVD format. Image is recognized as a leading provider of music-related DVD programming.

        The Company's business strategy is currently to pursue, secure and exploit exclusive rights in as many different types of home entertainment programming as feasible, in as many formats and distribution methods as feasible, in as many territories as feasible, for the longest term feasible. Image strives to grow a stream of revenues by building a strong customer base and a library of exclusive titles that can be exploited in existing home entertainment formats such as DVD, VHS and CD and expanding distribution channels such as video-on-demand, digital download and broadband streaming media. Exploitation rights acquired by Image on an individual-title basis will vary as to format rights acquired. Image has a current catalog in excess of 2,300 exclusive DVD titles in distribution.

Business Segments

        The Company currently has three business segments:

  •
  Domestic Wholesale Distribution.

  •
  Retail Distribution.

  •
  International Wholesale Distribution.

        Image operates the Company's Domestic Wholesale Distribution segment, including exclusive program acquisition and production. Image's wholly-owned subsidiary, DVDPlanet, operates the Company's Retail Distribution segment, which distributes programming direct-to-consumer through Image's Las Vegas, Nevada distribution facility. Image's consolidated joint venture, Aviva, previously operated the Company's International Wholesale Distribution segment, including sublicensing and worldwide broadcast rights exploitation, in association with Image's internal international department; however, beginning in the quarter ended March 31, 2002 the Company consolidated Aviva's international wholesale distribution and broadcast operations into Image. The consolidation of international operational responsibility was completed in December 2002. The Company expects to dissolve Aviva during the first half of fiscal 2004.

Change in International Video Distribution.

        In January 2003, Image entered into an exclusive five-year international DVD sublicense agreement (the "Agreement") with Bertelsmann Music Information Services, GmbH, a German corporation, for the exclusive distribution of Image's video programming, primarily DVD, throughout Europe, the Middle East and Africa upon the expiration of Image's current international subdistribution agreements. The Agreement was later amended to change the licensing party from

Bertelsmann Music Information Services GmbH to BMG Music International Service, GmbH ("BMG").

        Image's DVD programming has historically been distributed in Europe and South Africa through a network of independent subdistributors and studios, including BMG. The distribution terms of all territories will expire March 31, 2003, except France, which will expire June 30, 2003 and Spain, which will expire December 31, 2003.

        Under the terms of the new agreement, BMG will be responsible for all sales, marketing, manufacturing and distribution of Image's programming in the territories. Beginning in March 2003, BMG will distribute the majority of Image's new release DVD programming. There are approximately 100 Image DVD catalogue titles currently in release in the new BMG territories. Image and BMG are working on a marketing and re-release plan which will reintroduce Image's programming into the international marketplace under the BMG label beginning in April 2003.

        Under the Agreement, Image is to receive a $3 million royalty advance fully recoupable by BMG against royalties to be paid to Image under the Agreement. Based upon actual quarterly sales of Image programming in the territories, BMG will recoup quarterly royalties from the $3 million previously advanced to Image. BMG will provide additional quarterly royalty advances so that for the first three years of the Agreement term, the outstanding royalty advance to Image at any given time will be a constant $3 million. Upon receipt of the $3 million advance, the Company will apply the funds to pay down its outstanding borrowings under its revolving credit facility with Foothill. The Company expects to receive the $3 million royalty advance during the quarter ending March 31, 2003. During the first three quarters of the fourth year of the term, BMG will reduce the outstanding royalty advance to Image to $1.5 million. During the fourth quarter of the fourth year, BMG may recoup the entire balance of $1.5 million. The Agreement contains a formula to pay an additional lesser advance at the beginning of the final fifth year which is to be recouped by BMG in the final year of the term. Image must repay any outstanding unrecouped royalty advance within 30 days following the final BMG reporting at the conclusion of BMG's sell-off period following the expiration of the five-year term.

        To facilitate an orderly transition from our current network of independent subdistributors to BMG, the Company contractually elected to purchase any product inventory from our subdistributors (including any of their customer returns) upon the expiration of their respective terms (plus an additional time period to allow for their customer returns) rather than allow the subdistributors to have a six-month nonexclusive sell off period. The independent subdistributors will continue to purchase product inventory to maximize their sales through the expiration of their respective terms.

        Under the Agreement, BMG has committed to purchase the Company's international DVD inventory, which would include any inventory repurchased from the subdistributors, at the Company's manufacturing price.

        The Company will record a charge for the three months ending March 31, 2003, to provide for the difference between the ultimate purchase price of the inventory paid or credited to the subdistributors upon the expiration of their respective terms and the manufacturing cost paid to the Company by BMG for that inventory. The Company is currently unable to estimate such charge since it is unclear how much inventory the subdistributors will have as of March 31, 2003. However, the Company does not believe that the charge will have a material adverse impact on the financial condition or results of operations of the Company for the fiscal year ending March 31, 2003.

        The Company's accounting will differ under the BMG Agreement because it is a sublicense agreement, rather than the subdistribution agreements currently in place. BMG will be responsible for all sales, marketing, manufacturing and distribution of Image's programming in the territories. Under its current subdistribution agreements, Image reports revenues based upon the selling price of its programming sold to its distribution network. Image reports as cost of sales, the actual manufacturing/

packaging cost, shipping cost, royalties/distribution fees and music publishing. Under the BMG Agreement, Image will record revenues based upon royalties it receives from BMG. Revenue will be recorded in the period in which the product is sold by BMG. Image will report as cost of goods sold, the royalties or distribution fees it will owe its licensors or program suppliers as calculated against the royalties Image receives.

Change in International Broadcast Exploitation.

        In January 2003, the Company entered into a five-year sales agency agreement with London-based NBD Television LTD ("NBD"). NBD will represent the Company as its exclusive sales agent for worldwide broadcast television sales for Image's current catalogue of broadcast programming (in excess of 60 programs) and new release broadcast acquisitions. NBD will represent the Company for conventional television broadcast sales including cable, pay-per-view and video-on-demand; satellite television; and sales to non-theatrical venues. Internet rights are excluded from the agreement including video-on-demand via the Internet and digital downloading and streaming. Programs that are currently licensed to other parties will be handled by NBD upon the expiration of the existing licenses.

Change in the Company's Future Wholesale Distribution of Nonexclusive DVD Programming.

        Over the past several years, the Company has placed an increasing corporate focus and emphasis on the growth of Image's exclusively licensed and distributed DVD programming, which provides the Company with significantly higher margins as compared to the margins for nonexclusive programming.

        Nonexclusive DVD revenues, excluding sales made to DVDPlanet were approximately $6.2 million or 7.7% of the Company's net revenues for the nine months ended December 31, 2002 and $8.9 million or 9.3% of the Company's net revenues for the fiscal year ended March 31, 2002. However, of the $6.2 million in net revenue for the nine months ended December 31, 2002, approximately $2.5 million was derived from sales made to seven national accounts (Alliance Entertainment, Best Buy, Borders, Musicland, Tower, Transworld, and Virgin). These sales were of programming from approximately 20 of the more than 150 nonexclusive lines the Company distributes. These 20 lines of programming come to Image from smaller, independent suppliers generally unable to sell direct to these retailers. Image typically receives higher profit margins on these lines of programming in exchange for Image's ability to place the programming at these retail accounts. Of the $8.9 million in net revenue for fiscal 2002, approximately $1.1 million was derived from sales made to the seven national accounts.

        On June 30, 2002, Columbia TriStar Home Entertainment ("CTHE") implemented changes to their distribution policies that preclude the Company's ability to offer their DVD products for resale to the Company's customer base, excluding DVDPlanet. On October 29, 2002, Warner Home Video ("WHV") implemented similar changes for their product. The changes to CTHE and WHV policies were not solely directed at the Company; many other wholesale distributors similarly situated as the Company were also affected. The Company believes that the new policies implemented by CTHE and WHV were a result of wholesale consolidation trends within the video industry and that other major studios may adopt similar changes to their distribution policies.

        In light of these changes and the other reasons discussed below, the Company stopped serving as a wholesale distributor for the majority of nonexclusive programming, effective December 31, 2002. However, as a requested service to the seven national accounts noted above, the Company will continue to act as a distributor for about 20 lines of smaller independent programming to these accounts.

        Management believes that the changes to its wholesale nonexclusive distribution activities, which accounted for approximately $3.7 million in net revenues at an average 9.1% gross profit margin for the nine months ended December 31, 2002 and accounted for approximately $7.8 million in net revenues at an average 8.2% gross profit margin in fiscal 2002, will empower the Company's sales team to focus on increasing sales of Image's exclusive higher-margin programming. Management believes that increased higher-margin sales have the potential to offset the gross profit loss from the lost sales of lower-margin nonexclusive product. In an effort to maximize this potential, the Company reorganized its sales department during the third quarter ended December 31, 2002. As a result of this new strategy the Company will carry less lower-margin producing inventory and no longer handle and distribute this programming to the Company's customer base (excluding DVDPlanet). Management believes it has the potential to realize reduced inventory carrying costs, cost efficiencies in its warehousing and distribution operations and other benefits in the future.

        Management does not expect these changes to the Company's nonexclusive wholesale distribution activities to have any material effect on the operations of DVDPlanet. As in the past, the Company will be able to purchase programming on a direct basis from all nonexclusive suppliers, including CTHE, WHV and the other major studios, for resale to DVDPlanet. The Company continues to provide consumer fulfillment for DVDPlanet from its distribution facility in Las Vegas, Nevada.

Changes at DVDPlanet.

        Effective July 29, 2002, the Company hired Paul Ramaker for the newly created position of President of DVDPlanet. Prior to joining DVDPlanet, Mr. Ramaker served as Vice President of Merchandising for the Wherehouse Music chain, previously holding executive positions with B. Dalton, DVDExpress.com and The Musicland Group. Mr. Ramaker is overseeing all day-to-day activities of DVDPlanet's Internet and retail store operations. In conjunction with Image's management, Mr. Ramaker is performing a detailed review of DVDPlanet's operations in an effort to increase revenues, increase gross margins, increase operational efficiencies and reduce operating costs. Initiatives that have been implemented during the third quarter ended December 31, 2002 include (1) a reduction in personnel costs needed to effectively manage DVDPlanet's retail store and customer service operations, (2) a reduction in online advertising expenditures and (3) the securing of co-op and market development funds from DVDPlanet's product suppliers. Management believes these initiatives will benefit DVDPlanet's future operational results in the form of comparatively reduced operational costs and higher gross margins. However, the current Internet retailing trend of increased price discounting of pre-ordered new DVD releases and free shipping offers may potentially offset the gross margin benefit of market development funds DVDPlanet may receive from its product suppliers, should DVDPlanet further reduce its Internet pricing.

        In September 2002, DVDPlanet entered into a lease for approximately 8,500 square feet located in a shopping center in Huntington Beach, California, which it believes will be a more efficient floor plan for a retail store than that of its current retail store floor plan. The term of the lease is five years commencing upon completion of the landlord's build-out of the space and includes two five-year options to extend the term. Minimum monthly rent is approximately $15,000, commencing on January 1, 2003 through the initial five year lease term. DVDPlanet is also responsible for its proportionate share of insurance, property taxes and common area maintenance costs, currently estimated to be approximately $1,300 per month. DVDPlanet will receive a tenant improvement allowance of $42,500 from the landlord, which it will amortize as a reduction to rent expense over the initial term of the lease. DVDPlanet expects the new location to open and be operational in February 2003. DVDPlanet is currently leasing its 8,102 square foot retail store in Westminster, California on a month-to-month basis, at a rent of approximately $15,000 per month. This retail store will close after the opening of the new Huntington Beach location.

        In November 2002, DVDPlanet terminated its employment agreement with General Manager and Vice President, Ken Crane, Jr. The Company accrued a charge of $264,000 for compensation, including estimated bonus, due over the remainder of the agreement term as of the date of termination. The provision is classified as a component of selling expenses for the three and nine months ended December 31, 2002.

Seasonality and Variability.

        The Company generally experiences higher sales in the third and fourth fiscal quarters which end December 31 and March 31, a trend management attributes to increased consumer spending associated with the year-end holidays. In addition to seasonality issues, other factors contribute to quarterly variability in the Company's net revenues. These factors include: (i) wholesale customer and retail consumer demand for the Company's exclusively distributed programming then in release; (ii) the Company's prior success in licensing and distribution activities related to new exclusive home entertainment programming; (iii) the impact of the extension, termination or non-renewal of existing license and distribution rights; (iv) the level and success of the Company's marketing and promotional activities; and (v) general and economic changes affecting the buying habits of the Company's customers, particularly those changes affecting consumer demand for DVD hardware and software. Accordingly, the Company's revenues and results of operations may vary significantly from period to period, and the results of any one period may not be indicative of the results of any future periods.

Results of Operations

        The accompanying consolidated financial information for the three and nine months ended December 31, 2002 should be read in conjunction with the Consolidated Financial Statements, the Notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2002.

The Three Months Ended December 31, 2002 Compared to The Three Months Ended December 31, 2001

        The following table presents consolidated net revenues by reportable business segment for the three months ended December 31, 2002 and 2001:

	Three Months Ended December 31,
	2002	2001	% Change
	(in thousands)
Net revenues
Domestic Wholesale Distribution	$22,686	$18,375	23.5%
Retail Distribution	5,842	5,633	3.7
International Wholesale Distribution	2,631	2,853	(7.8)

Consolidated	$31,159	$26,861	16.0%

        Consolidated net revenues for all segments for the three months ended December 31, 2002 increased 16.0% to $31,159,000, from $26,861,000 for the three months ended December 31, 2001. Factors that contributed to the increase in consolidated net revenues for the December 2002 quarter as compared to the December 2001 quarter are detailed below.

        Net revenues for the Company's Domestic Wholesale Distribution segment for the three months ended December 31, 2002 increased 23.5% to $22,686,000, from $18,375,000 for the three months ended December 31, 2001. Management believes the increase in net revenues was primarily due to increased demand for the Company's exclusive programming and increased consumer spending on DVD programming during the holiday selling season.

        Net revenues for the Company's Retail Distribution segment for the three months ended December 31, 2002 increased 3.7% to $5,842,000, from $5,633,000 for the three months ended December 31, 2001. However, revenues from Internet distribution decreased 6.2% to $3,724,000 for the December 2002 quarter, from $3,971,000 for the December 2001 quarter. Management believes that aggressive pre-order price competition during the holiday selling season, including competitors offering free shipping, negatively impacted DVDPlanet's net sales during the December 2002 quarter as compared to the December 2001 quarter. Revenues from the retail store were up 31.4% to $1,760,000 for the December 2002 quarter, from $1,339,000 for the December 2001 quarter. Management believes the revenue growth experienced in the store during the December 2002 quarter is a result of the effectiveness of DVDPlanet's ongoing radio advertising campaign.

        Net revenues for the Company's International Wholesale Distribution segment for the three months ended December 31, 2002 were down 7.8% to $2,631,000, from $2,853,000 for the three months ended December 31, 2001. During the December 2002 quarter, the Company informed its international subdistributors that it did not intend to renew their respective subdistribution agreements at the expiration of their terms. Management believes the quarterly decline in segment revenues was due in part to more cautious purchasing by the Company's subdistributors. With respect to broadcast sales, the Company's sales activity during the December 2002 quarter was restrained due to the impending switch of the Company's sales agent from Aviva to NBD. See "Change in International Video Distribution" and "Change in International Broadcast Exploitation."

        The following tables present consolidated cost of sales by reportable business segment and as a percentage of related segment net revenues for the three months ended December 31, 2002 and 2001:

	Three Months Ended December 31,
	2002	2001
	(in thousands)
Cost of sales:
Domestic Wholesale Distribution	$16,242	$12,014
Retail Distribution	4,827	4,674
International Wholesale Distribution	1,926	1,934

Consolidated	$22,995	$18,622

			% Change
As a percentage of segment net revenues:
Domestic Wholesale Distribution	71.6%	65.4%	6.2%
Retail Distribution	82.6	83.0	(0.4)
International Wholesale Distribution	73.2	67.8	5.4

Consolidated	73.8%	69.3%	4.5%

        Consolidated cost of sales for the three months ended December 31, 2002 was $22,995,000, or 73.8% of net revenues, compared to $18,622,000, or 69.3% of net revenues, for the three months ended December 31, 2001. Accordingly, consolidated gross profit margin declined by 4.5% to 26.2% for the December 2002 quarter, from 30.7% for the December 2001 quarter.

        Gross margins for the Domestic Wholesale Distribution segment, as a percentage of segment net revenues, declined by 6.2% to 28.4% for the three months ended December 31, 2002, from 34.6% for the three months ended December 31, 2001. The decrease was primarily due to a higher percentage of segment revenues derived from exclusively distributed programming (which generates comparatively lower gross profit margins than the Company's distribution of exclusively licensed programming) during the December 2002 quarter as compared to the December 2001 quarter.

        Gross margins for the Retail Distribution segment, as a percentage of segment net revenues, increased by 0.4% to 17.4% for the three months ended December 31, 2002, from 17.0% for the three months ended December 31, 2001. The increase in DVDPlanet gross margin for the December 2002 quarter was a result of market development funds provided to DVDPlanet by product suppliers (which are recorded as a reduction to cost of sales), offset, in part, by a reduction in gross profit margin from a shift in sales mix toward higher-discounted pre-ordered new DVD releases. Management believes the current Internet retailing trend of increased price discounting of pre-ordered new DVD releases and free shipping offers will continue for the foreseeable future. To the extent DVDPlanet further reduces its Internet pricing to meet its competition, its gross profit margins on Internet sales may be negatively impacted in the future, potentially offsetting the gross margin benefit of receiving market development funds from its product suppliers.

        Gross margins for the International Wholesale Distribution segment, as a percentage of segment net revenues, declined by 5.4% to 26.8% for the three months ended December 31, 2002, from 32.2% for the three months ended December 31, 2001. Contributing to the decrease in the gross margins were nonaccountable advertising and promotional allowances offered to the Company's international subdistributors. The Company records these allowances as a reduction of net revenues in accordance with Emerging Issues Task Force ("EITF") 01-09, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Productions. During the December 2001 quarter, advertising and promotional expenses were only deducted from purchases after review and approval by the Company and, accordingly, were classified as selling expenses rather than a reduction of revenues. Additionally, the Company recorded additional amortization of advance royalties to cost of sales on two under-performing broadcast titles that contributed to the quarterly gross margin decline.

        The following tables present consolidated selling expenses by reportable business segment and as a percentage of related segment net revenues for the three months ended December 31, 2002 and 2001:

	Three Months Ended December 31,
	2002	2001	% Change
	(in thousands)
Selling expenses:
Domestic Wholesale Distribution	$1,298	$1,258	3.2%
Retail Distribution	1,044	664	57.2
International Wholesale Distribution	292	438	(33.3)

Consolidated	$2,634	$2,360	11.6%

As a percentage of segment net revenues:
Domestic Wholesale Distribution	5.7%	6.8%	(1.1)%
Retail Distribution	17.9	11.8	6.1
International Wholesale Distribution	11.1	15.4	(4.3)

Consolidated	8.5%	8.8%	(0.3)%

        Consolidated selling expenses for the three months ended December 31, 2002 increased 11.6% to $2,634,000, from $2,360,000 for the three months ended December 31, 2001. As a percentage of consolidated net revenues, consolidated selling expenses for the three months ended December 31, 2002 decreased by 0.3% to 8.5%, from 8.8% for the three months ended December 31, 2001. Factors that led to the changes in consolidated selling expenses for the December 2002 quarter as compared to the December 2001 quarter are detailed below.

        Selling expenses for the Domestic Wholesale Distribution segment were up 3.2% to $1,298,000 for the three months ended December 31, 2002, from $1,258,000 for the three months ended December 31, 2001. As a percentage of segment net revenues, selling expenses for the three months ended December 31, 2002 were 5.7%, down from 6.8% for the three months ended December 31, 2001. During the December 2002 quarter, Image incurred increased personnel costs (higher by $172,000) and comparatively higher trade show related expenditures (higher by $39,000). Image has added regional sales personnel to aggressively seek new customer accounts and more efficiently handle certain domestic territories. The previously noted expense increases were almost completely offset by reduced advertising expenses (lower by $183,000) for the December 2002 quarter.

        Selling expenses for the Retail Distribution segment increased 57.2% to $1,044,000 for the three months ended December 31, 2002, from $664,000 for the three months ended December 31, 2001. As a percentage of segment net revenues, selling expenses for the three months ended December 31, 2002 were 17.9%, up from 11.8% for the three months ended December 31, 2001. In November 2002, DVDPlanet terminated its employment agreement with General Manager and Vice President, Ken Crane, Jr.; the Company accrued a $264,000 charge as selling expenses during the December 2002 quarter, for compensation, including estimated bonus, due over the remainder of the agreement term. Exclusive of this charge, DVDPlanet incurred increased personnel costs (higher by $64,000), and increased expenditures relating to DVDPlanet's radio and other promotional campaigns (higher by $58,000) during the December 2002 quarter. See "Changes at DVDPlanet."

        Selling expenses for the International Wholesale Distribution segment decreased 33.3% to $292,000 for the three months ended December 31, 2002, from $438,000 for the three months ended December 31, 2001. Selling expenses for the International Wholesale Distribution segment, as a percentage of segment revenues, were 11.1% for the December 2002 quarter, down from 15.4% for the December 2001 quarter. The segment incurred reduced expenses generated by Aviva of $129,000; primarily from lower personnel costs and trade show related expenses. The Company completed its consolidation of Aviva's operational responsibilities during the December 2002 quarter. Additionally, the segment incurred reduced advertising and promotional expenses recorded as selling expenses during the December 2002 quarter. The Company now allows its subdistributors to deduct a flat percentage of revenues to cover advertising and promotion expenses, which are recorded as a reduction of revenues recognized. See "Change in International Video Distribution" and "Change in International Broadcast Exploitation."

        The following tables present consolidated general and administrative expenses by reportable business segment and as a percentage of related segment net revenues for the three months ended December 31, 2002 and 2001:

	Three Months Ended December 31,
	2002	2001	% Change
	(in thousands)
General and administrative expenses:
Domestic Wholesale Distribution	$2,199	$2,339	(6.0)%
Retail Distribution	521	518	0.6
International Wholesale Distribution	133	213	(37.6)

Consolidated	$2,853	$3,070	(7.1)%

As a percentage of segment net revenues:
Domestic Wholesale Distribution	9.7%	12.7%	(3.0)%
Retail Distribution	8.9	9.2	(0.3)
International Wholesale Distribution	5.1	7.5	(2.4)

Consolidated	9.2%	11.4%	(2.2)%

        Consolidated general and administrative expenses for the three months ended December 31, 2002 decreased 7.1% to $2,853,000, from $3,070,000 for the three months ended December 31, 2001. As a percentage of consolidated net revenues, consolidated general and administrative expenses for the three months ended December 31, 2002 were down by 2.2% to 9.2%, from 11.4% for the three months ended December 31, 2001. Factors that led to the decrease in consolidated general and administrative expenses for the December 2002 quarter as compared to the December 2001 quarter are detailed below.

        General and administrative expenses for the Domestic Wholesale Distribution segment for the three months ended December 31, 2002 were down 6.0% to $2,199,000, from $2,339,000 for the three months ended December 31, 2001. As a percentage of segment net revenues, general and administrative expenses for the three months ended December 31, 2002 were 9.7%, down from 12.7% for the December 2001 quarter. The decrease in general and administrative expenses for the December 2002 quarter was primarily due to a comparative quarterly reduction in the provision for doubtful accounts receivable (lower by $198,000). The December 2001 quarter's provision for doubtful accounts receivable was higher due to a charge resulting from the November 2001 Chapter 11 bankruptcy filing of Valley Media, Inc.

        General and administrative expenses for the Retail Distribution segment increased 0.6% to $521,000 for the three months ended December 31, 2002, from $518,000 for the three months ended December 31, 2001. As a percentage of segment net revenues, general and administrative expenses for the three months ended December 31, 2002 were 8.9%, down from 9.2% for the three months ended December 31, 2001. There were no significant fluctuations in quarterly expenses.

        General and administrative expenses for the International Wholesale Distribution segment decreased 37.6% to $133,000 for the three months ended December 31, 2002, from $213,000 for the three months ended December 31, 2001. As a percentage of segment net revenues, general and administrative expenses were 5.1% for the December 2002 quarter, down from 7.5% for the December 2001 quarter. During the December 2002 quarter, the segment incurred higher foreign currency exchange gains (higher by $141,000), and reduced expenses for Aviva (lower by $92,000), offset, in part, by increased personnel costs (higher by $144,000).

        Amortization of production costs for the three months ended December 31, 2002 decreased 17.6% to $1,059,000, or 3.4% of consolidated net revenues, from $1,285,000, or 4.8% of consolidated net revenues, for the three months ended December 31, 2001. This decrease resulted primarily from reduced per-title production costs as a result of lower mastering and other fees charged by Deluxe Media Services LLC (formerly Ritek Global Media), the Company's exclusive DVD and CD manufacturer.

        Other expense for the three months ended December 31, 2002 was $92,000 primarily consisting of a minority interest in the net earnings of Aviva. Other income for the three months ended December 31, 2001 was $14,000, representing a minority interest in the net loss of Aviva.

        Interest expense, net of interest income, for the three months ended December 31, 2002 decreased 15.5% to $397,000, or 1.3% of consolidated net revenues, from $470,000, or 1.7% of consolidated net revenues, for the three months ended December 31, 2001. The decrease is attributable to lower weighted average interest rate levels and reduced average borrowings during the three months ended December 31, 2002 as compared to the three months ended December 31, 2001.

        The Company recorded an income tax expense for the December 31, 2002 and 2001 quarters of $325,000 and $339,000, respectively, to achieve an estimated annual consolidated effective income tax rate of approximately 37.2% for fiscal 2002 and 36.0% for fiscal 2001. The effective tax rate is subject to on-going review and evaluation by management.

        Consolidated net earnings for the three months ended December 31, 2002 and 2001 were $804,000, or $.05 per diluted share and $602,000, or $.04 per diluted share, respectively.

The Nine Months Ended December 31, 2002 Compared to The Nine Months Ended December 31, 2001

        The following table presents consolidated net revenues by reportable business segment for the nine months ended December 31, 2002 and 2001:

	Nine Months Ended December 31,
	2002	2001	% Change
	(in thousands)
Net revenues
Domestic Wholesale Distribution	$57,089	$47,559	20.0%
Retail Distribution	16,260	13,328	22.0
International Wholesale Distribution	7,847	7,209	8.9

Consolidated	$81,196	$68,096	19.2%

        Consolidated net revenues for all segments for the nine months ended December 31, 2002 increased 19.2% to $81,196,000, from $68,096,000 for the nine months ended December 31, 2001. Factors that contributed to the increase in consolidated net revenues for the nine months ended December 31, 2002 as compared to the nine months ended December 31, 2001 are detailed below.

        Net revenues for the Company's Domestic Wholesale Distribution segment for the nine months ended December 31, 2002 increased 20.0% to $57,089,000, from $47,559,000 for the nine months ended December 31, 2001. The increase in net revenues was primarily due to increased demand for the Company's programming in a growing DVD market.

        Net revenues for the Company's Retail Distribution segment for the nine months ended December 31, 2002 increased 22.0% to $16,260,000, from $13,328,000 for the nine months ended December 31, 2001. Revenues from Internet distribution were up 11.5% to $10,587,000 for the December 2002 nine-month period, from $9,492,000 for the December 2001 nine-month period. DVDPlanet was able to achieve 11.5% growth in Internet related revenues during the nine months ended December 31, 2002; however, DVDPlanet is facing competition from other Internet retailers offering lower pre-order new release pricing and free shipping. Revenues from the retail store were up 54.6% to $4,686,000 for the December 2002 nine-month period from $3,032,000 for the December 2001 nine-month period. DVDPlanet continues to benefit from its Southern California radio promotion. See "Changes at DVDPlanet."

        Net revenues for the Company's International Wholesale Distribution segment for the nine months ended December 31, 2002 were up 8.9% to $7,847,000, from $7,209,000 for the nine months ended December 31, 2001. See "Change in International Video Distribution" and "Change in International Broadcast Exploitation."

        The following tables present consolidated cost of sales by reportable business segment and as a percentage of related segment net revenues for the nine months ended December 31, 2002 and 2001:

	Nine Months Ended December 31,
	2002	2001
	(in thousands)
Cost of sales:
Domestic Wholesale Distribution	$40,848	$32,303
Retail Distribution	13,423	10,973
International Wholesale Distribution	5,754	5,107

Consolidated	$60,025	$48,383

			% Change
As a percentage of segment net revenues:
Domestic Wholesale Distribution	71.6%	67.9%	3.7%
Retail Distribution	82.6	82.3	0.3
International Wholesale Distribution	73.3	70.8	2.5

Consolidated	73.9%	71.1%	2.8%

        Consolidated cost of sales for the nine months ended December 31, 2002 was $60,025,000, or 73.9% of net revenues, compared to $48,383,000, or 71.1% of net revenues for the nine months ended December 31, 2001. Accordingly, consolidated gross profit margin declined by 2.8% to 26.1% for the nine months ended December 2002, from 28.9% for the December 2001 period.

        Gross margins for the Domestic Wholesale Distribution segment, as a percentage of segment net revenues, declined by 3.7% to 28.4% for the nine months ended December 31, 2002, from 32.1% for the nine months ended December 31, 2001. The decrease was primarily due to a higher percentage of segment revenues derived from exclusively distributed programming (which generates comparatively lower gross profit margins than the Company's distribution of exclusively licensed programming) during the December 2002 nine-month period as compared to the December 2001 nine-month period. Additionally, market development funds provided to customers (which are recorded as a reduction in net revenue) were higher by $261,000 during the nine months ended December 31, 2002 as compared to the nine months ended December 31, 2001, contributing to the decline in quarterly gross profit margin.

        Gross margins for the Retail Distribution segment, as a percentage of segment net revenues, declined by 0.3% to 17.4% for the nine months ended December 31, 2002, from 17.7% for the nine months ended December 31, 2001. The gross margin decline, for the nine months ended December 31, 2002, was due to a shift in sales mix during the period toward higher-discounted pre-ordered new DVD releases offset, in part, by market development funds provided to DVDPlanet by product suppliers (which are recorded as a reduction to cost of sales). Management believes the current Internet retailing trend of increased price discounting of pre-ordered new DVD releases and free shipping offers will continue for the foreseeable future. To the extent DVDPlanet further reduces its Internet pricing to meet its competition, its gross profit margins on Internet sales may be negatively impacted in the future, potentially offsetting the gross margin benefit of receiving market development funds from its product suppliers.

        Gross margins for the International Wholesale Distribution segment, as a percentage of segment net revenues, declined by 2.5% to 26.7% for the nine months ended December 31, 2002, from 29.2% for the nine months ended December 31, 2001. The decrease in the gross margins was primarily due to increased advertising and promotional allowances offered to the Company's subdistributors. Market development funds recorded as a reduction of net revenues for the nine months ended December 31, 2002 totaled $398,000.

        The following tables present consolidated selling expenses by reportable business segment and as a percentage of related segment net revenues for the nine months ended December 31, 2002 and 2001:

	Nine Months Ended December 31,
	2002	2001	% Change
	(in thousands)
Selling expenses:
Domestic Wholesale Distribution	$4,044	$3,451	17.2%
Retail Distribution	2,732	1,629	67.7
International Wholesale Distribution	907	1,306	(30.6)

Consolidated	$7,683	$6,386	20.3%

As a percentage of segment net revenues:
Domestic Wholesale Distribution	7.1%	7.3%	(0.2)%
Retail Distribution	16.8	12.2	4.6
International Wholesale Distribution	11.6	18.1	(6.5)

Consolidated	9.5%	9.4%	0.1%

        Consolidated selling expenses for the nine months ended December 31, 2002 increased 20.3% to $7,683,000, from $6,386,000 for the nine months ended December 31, 2001. As a percentage of consolidated net revenues, consolidated selling expenses for the nine months ended December 31, 2002 increased by 0.1% to 9.5%, from 9.4% for the nine months ended December 31, 2001. Factors that led to the increase in consolidated selling expenses for the December 2002 nine-month period as compared to the December 2001 nine-month period are detailed below.

        Selling expenses for the Domestic Wholesale Distribution segment were up 17.2% to $4,044,000 for the nine months ended December 31, 2002, from $3,451,000 for the nine months ended December 31, 2001. As a percentage of segment net revenues, selling expenses for the nine months ended December 31, 2002 were 7.1%, down from 7.3% for the nine months ended December 31, 2001. During the December 2002 nine-month period, Image incurred increased personnel costs (higher by $501,000) from adding regional sales personnel to aggressively seek new customer accounts and more efficiently handle certain domestic territories.

        Selling expenses for the Retail Distribution segment increased 67.7% to $2,732,000 for the nine months ended December 31, 2002, from $1,629,000 for the nine months ended December 31, 2001. As a percentage of segment net revenues, selling expenses for the nine months ended December 31, 2002 were 16.8%, up from 12.2% for the nine months ended December 31, 2001. During the December 2002 nine-month period, DVDPlanet incurred increased personnel costs (higher by $650,000, including the $264,000 charge associated with the termination of DVDPlanet's former General Manager and Vice President) and increased expenditures relating to DVDPlanet's radio campaign, online advertising and affiliate programs, and other promotional campaigns (higher by $401,000). See "Changes at DVDPlanet."

        Selling expenses for the International Wholesale Distribution segment decreased 30.6% to $907,000 for the nine months ended December 31, 2002, from $1,306,000 for the nine months ended December 31, 2001. Selling expenses for the International Wholesale Distribution segment, as a percentage of segment revenues, were 11.6% for the December 2002 nine-month period, down from 18.1% for the December 2001 nine-month period. The segment incurred reduced expenses generated by Aviva totaling $158,000, primarily from lower personnel costs and trade show related expenses. The Company completed its consolidation of Aviva's operational responsibilities during the December 2002 quarter. Additionally, the segment incurred reduced advertising and promotional expenses recorded as selling expenses during the December 2002 nine-month period (lower by $455,000). The Company now allows its subdistributors to deduct a flat percentage of revenues to cover advertising and promotion expenses which are recorded as a reduction of revenues recognized. These expense reductions were offset, in part, by increased segment personnel costs (higher by $165,000) and increased trade show related expenses (higher by $40,000) during the nine months ended December 31, 2002.

        The following tables present consolidated general and administrative expenses by reportable business segment and as a percentage of related segment net revenues for the nine months ended December 31, 2002 and 2001:

	Nine Months Ended December 31,
	2002	2001	% Change
	(in thousands)
General and administrative expenses:
Domestic Wholesale Distribution	$6,622	$6,727	(1.6)%
Retail Distribution	1,556	1,486	4.7
International Wholesale Distribution	491	604	(18.7)

Consolidated	$8,669	$8,817	(1.7)%

As a percentage of segment net revenues:
Domestic Wholesale Distribution	11.6%	14.1%	(2.5)%
Retail Distribution	9.6	11.1	(1.5)
International Wholesale Distribution	6.3	8.4	(2.1)

Consolidated	10.7%	12.9%	(2.2)%

        Consolidated general and administrative expenses for the nine months ended December 31, 2002 decreased 1.7% to $8,669,000, from $8,817,000 for the nine months ended December 31, 2001. As a percentage of consolidated net revenues, consolidated general and administrative expenses for the nine months ended December 31, 2002 were down by 2.2% to 10.7%, from 12.9% for the nine months ended December 31, 2001. Factors that led to the decrease in consolidated general and administrative expenses in absolute dollars for the December 2002 nine-month period as compared to the December 2001 nine-month period are detailed below.

        General and administrative expenses for the Domestic Wholesale Distribution segment for the nine months ended December 31, 2002 were down 1.6% to $6,622,000, from $6,727,000 for the nine months ended December 31, 2001. As a percentage of segment net revenues, general and administrative expenses for the nine months ended December 31, 2002 were 11.6%, down from 14.1% for the December 2001 nine-month period. The decrease in general and administrative expenses for the nine months ended December 31, 2002 was primarily due to reduced legal expenses (lower by $347,000) and reduced provisions for doubtful accounts receivable (lower by $278,000). For the nine months ended December 31, 2001, the Company recorded a charge for a litigation settlement totaling $310,000 and a charge attributable to the Chapter 11 bankruptcy filing of Valley Media, Inc. The aforementioned expense reductions were offset, in part, by increased professional fees and expenses totaling $226,000, including fees paid for goodwill impairment testing, financial advisor and public relations services, stock warrant amortization; increased insurance premiums, primarily directors and officers liability, errors and omissions liability, and medical (higher by $157,000), and increased shareholder relations related costs (higher by $80,000) for the nine months ended December 31, 2002.

        General and administrative expenses for the Retail Distribution segment increased 4.7% to $1,556,000 for the nine months ended December 31, 2002, from $1,486,000 for the nine months ended December 31, 2001. As a percentage of segment net revenues, general and administrative expenses for the nine months ended December 31, 2002 were 9.6%, down from 11.1% for the nine months ended December 31, 2001. There were no significant fluctuations in expenses for the nine months ended December 31, 2002 compared to the same prior-year period.

        General and administrative expenses for the International Wholesale Distribution segment were $491,000 for the nine months ended December 31, 2002, down 18.7% from $604,000 for the nine months ended December 31, 2001. As a percentage of segment net revenues, general and administrative expenses were 6.3% for the December 2002 nine-month period, down from 8.4% for the December 2001 nine-month period. During the nine months ended December 31, 2002, the segment recognized higher foreign currency exchange gains (higher by $352,000) and reduced expenses generated by Aviva (lower by $211,000). The Company completed its consolidation of Aviva's operational responsibilities during the December 2002 quarter. The segment additionally incurred comparatively increased expenses that offset these gains and Aviva's expense reductions during the nine months ended December 31, 2002. The segment incurred higher personnel costs (higher by $318,000), higher legal and tax professional fees (higher by $82,000) and higher other segment general and administrative expenses.

        Amortization of production costs for the nine months ended December 31, 2002 decreased 17.7% to $3,187,000, or 3.9% of consolidated net revenues, from $3,871,000, or 5.7% of consolidated net revenues, for the nine months ended December 31, 2001. This decrease was primarily due to reduced per-title production costs as a result of lower mastering and other fees charged by Deluxe Media Services, LLC (formerly Ritek Global Media), the Company's exclusive DVD and CD manufacturer.

        Other expenses for the nine months ended December 31, 2002 were $652,000 and consisted of an impairment charge of $322,000 as a result of the Company's sale and leaseback of its Las Vegas, Nevada real estate and minority interest in the net earnings of Aviva of $330,000 ($30,000 for the nine months ended December 31, 2001). See "Note 4. Sale and Leaseback of Land and Distribution Facility".

        Interest expense, net of interest income, for the nine months ended December 31, 2002 decreased 14.2% to $1,197,000, or 1.5% of consolidated net revenues, from $1,395,000, or 2.0% of consolidated net revenues, for the nine months ended December 31, 2001. The decrease is attributable to lower weighted average interest rate and average debt levels during the nine months ended December 31, 2002 as compared to the nine months ended December 31, 2001.

        The Company recorded an income tax benefit for the nine months ended December 2002 and 2001 of $81,000 and $420,000, respectively, to achieve an annual estimated consolidated effective income tax rate of approximately 37.2% for fiscal 2002 and 36.0% for fiscal 2001. The effective tax rate is subject to on-going review and evaluation by management.

        In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method be used for all business combinations initiated after June 30, 2001. SFAS No. 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The amortization of goodwill ceases upon adoption of SFAS No. 142. Image adopted the new rules for measuring the impairment of goodwill and certain intangible assets on April 1, 2002. The adoption of SFAS No. 142 resulted in a one-time charge of $3,766,000, or $.23 per basic and diluted share, net of an income tax benefit of $2,231,000. The impairment charge is recorded as a cumulative effect of a change in accounting principle, net of the tax effect, in the accompanying consolidated statement of operations for the nine months ended December 31, 2002. As a result of this writedown, DVDPlanet has no remaining goodwill.

        Consolidated loss before cumulative effect of accounting change for the nine months ended December 31, 2002 was $136,000, or $.01 per diluted share. Consolidated net loss for the nine months ended December 31, 2001 was $747,000, or $.05 per diluted share. During the December 2002 nine-month period, a cumulative effect of accounting change of $3,766,000, or $.23 per diluted share, net of income tax benefit of $2,231,000, was recorded resulting in a consolidated net loss of $3,902,000, or $.24 per diluted share.

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

        Availability of working capital is a substantial factor in Image's ability to acquire new programming. Therefore, maximizing available working capital is critical to the Company's business operations. The Company's resources are limited and in the future it may need to raise additional funding to continue expanding operations and acquiring desirable programming. Should additional funds be raised through the issuance of equity or convertible debt securities, the percentage ownership of the Company's existing stockholders may be reduced. Should additional funds be raised through the issuance of debt, the Company's interest expense would increase. If adequate funds are not available or are unavailable on acceptable terms, the Company may find it is unable to fund expansion of operations, take advantage of acquisition opportunities, develop or enhance programming or services, or respond to competitive pressures in the industry.

Sources and Uses of Working Capital for the Nine Months Ended December 31, 2002

        The Company's net loss for the nine months ended December 31, 2002, before the cumulative effect of a change in accounting principle, was $136,000. Net cash provided by operating activities was $2.8 million. Cash from operating activities increased primarily as a result of an increase in the level of accounts payable, accrued royalties and liabilities, offset in part by an increase in the level of receivables at December 31, 2002 as compared to December 31, 2001.

        Included as a component of accrued royalties and distribution fees payable at December 31, 2002 and March 31, 2002, are approximately $3.7 million and $2.9 million, respectively, in accrued estimated domestic and international music publishing fees. The Company, through its representatives, is working with the respective domestic music publishers and international publishing rights societies to solidify rates on music programming released in the DVD and VHS formats. The Company has recorded the accruals based upon its best estimates of the liabilities (utilizing supporting contractual rates, current industry trends and historical activity). The Company expects to ultimately finalize rates and schedule the pay-down of accrual to date in the coming fiscal year.

        During the nine months ended December 31, 2002, the Company raised $2.0 million in a private placement (see "Private Placement of Common Stock" below), received approximately $5.6 million in net proceeds from the sale of property in Las Vegas, Nevada (see "Sale and Leaseback of Las Vegas, Nevada Property" below), decreased outstanding borrowings under its revolving credit facility with Foothill by $1.2 million and reduced long-term debt and capital lease obligations by $7.2 million.

The Company's Liquidity Position at December 31, 2002

        At December 31, 2002, the Company had cash of $907,000 and borrowing availability of $7,513,000 and $1,000,000 respectively, under its revolving credit and term loan facilities with Foothill. The Company's revolving credit obligation to Foothill was $8,630,000 and it had one outstanding standby letter of credit for $150,000 issued by Foothill to secure trade payables to a program supplier. The

Company's future fiscal obligations for royalty advances, distribution fees, minimum guarantees and other fees totaled $2,457,000 due during the remainder of fiscal 2003, $5,289,000 due in fiscal 2004 and $103,000 due in fiscal 2005. These advances and guarantees are recoupable against future royalties and distribution fees earned by the Company's exclusive program suppliers in connection with revenues generated by those rights.

        Image faces competition in securing exclusive rights from independent distribution companies as well as major motion picture studios and music labels. Historically, Image has paid significant up-front advances against future royalties and distribution fees to secure exclusive DVD and other home entertainment format distribution rights. Continued availability of sufficient working capital is a substantial factor in Image's ability to license and produce new exclusive programming and acquire programming for exclusive distribution. Therefore, maximizing available working capital is critical to Image's business operations. Without sufficient working capital, Image may not be able to remain competitive with advance offers from competitors who are willing to pay larger advances or who have greater financial resources. During the prior two fiscal quarters, management implemented steps to provide additional working capital and reduce debt including (1) increasing the maximum borrowing availability under the Company's revolving credit facility with Foothill by $2.0 million, (2) selling and leasing back the Company's Las Vegas, Nevada distribution facility and adjacent vacant land, (3) raising $2.0 million through a private placement sale of Image's common stock, and (4) obtaining a commitment from BMG for an initial $3.0 million advance. The Company will continue to focus on effectively managing its capital resources and seeking appropriate financing in order to acquire rights to the programming it desires in order to fully execute on its growth plans.

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

        Image received net proceeds of approximately $2.9 million, after deducting transactional costs (such as sales commissions and escrow fees, etc.) and approximately $2.7 million, which was paid to Bank of America in Nevada to retire the Company's revolving credit facility that was secured by the real estate sold. Image used the net proceeds from the transaction to pay down $1.0 million of the outstanding balance under the Image Investors Co. loan and approximately $1.9 million of the then-outstanding balance under the Foothill revolving credit and term loan facilities. See "Note 4. Sale and Leaseback of Land and Distribution Facility."

        Private Placement of Common Stock.    On September 25, 2002, the Company closed its sale of $2.0 million of Image common stock to Standard Broadcasting in a private placement. Standard Broadcasting is the largest privately-owned multi-media company in Canada. Image used the net proceeds from the transaction to pay down $750,000 of the outstanding balance under the Image Investors Co. loan and approximately $1.25 million of the then-outstanding balance under the Foothill revolving credit and term loan facilities. See "Note 6. Private Placement of Common Stock."

        Royalty Advance from BMG.    Under the January 2003 agreement with BMG, Image is to receive a $3 million royalty advance, which will be fully recoupable by BMG against royalties to be paid Image under the Agreement. Upon receipt of the $3 million advance, the Company will apply the funds to pay down its outstanding borrowings under its revolving credit facility with Foothill. The Company expects to receive the $3 million royalty advance during the quarter ending March 31, 2003. Based upon actual quarterly sales of Image programming in the territories, BMG will recoup quarterly royalties from the $3 million previously advanced to Image. BMG will provide additional quarterly royalty advances so that for the first three years of the Agreement term, the outstanding royalty advance to Image at any given time will be a constant $3 million. During the first three quarters of the fourth year of the term, BMG will reduce the outstanding royalty advance to Image to $1.5 million. During the fourth quarter of the fourth year, BMG may recoup the entire balance of $1.5 million. The Agreement contains a formula to pay an additional lesser advance at the beginning of the final fifth year which is to be recouped by BMG in the final year of the term. Image must repay any outstanding unrecouped royalty advance within 30 days following the final BMG reporting at the conclusion of BMG's sell-off period following the expiration of the five-year term.

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

        Interest Rate Fluctuations.    At December 31, 2002, approximately $11.8 million of the Company's outstanding borrowings are subject to changes in interest rates; however, the Company does not use derivatives to manage this risk. This exposure is linked to the prime rate and LIBOR. The Company believes that moderate changes in the prime rate or LIBOR would not materially affect the operating results or financial condition of the Company. For example, a 1.0% change in interest rates would result in an approximate $118,000 annual impact on pretax income (loss) based upon those outstanding borrowings at December 31, 2002.

        Foreign Exchange Rate Fluctuations.    At December 31, 2002, approximately $2.9 million of the Company's accounts receivable related to international distribution and denominated in foreign currencies is subject to foreign exchange rate risk in the future. The Company distributes certain of its licensed DVD and VHS programming (for which the Company holds international distribution rights) internationally through international subdistributors and sublicensees. Additionally, the Company exploits international broadcast rights to some of its licensed entertainment programming (for which the Company holds international broadcast rights). The Company believes that moderate changes in foreign exchange rates will not materially affect the operating results or financial condition of the Company. For example, a 10.0% change in exchange rates would result in an approximate $290,000 impact on pretax income (loss) based upon those outstanding receivables at December 31, 2002. To date, the Company has not entered into foreign currency exchange contracts.

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

REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

        The condensed consolidated financial statements as of December 31, 2002 and for the three- and nine-month periods ended December 31, 2002 and 2001 in this Form 10-Q have been reviewed by KPMG LLP, independent certified public accountants, in accordance with established professional standards and procedures for such a review.

        The report of KPMG LLP commenting upon their review follows.

INDEPENDENT AUDITORS' REVIEW REPORT

The Board of Directors and Shareholders
Image Entertainment, Inc.:

        We have reviewed the condensed consolidated balance sheet of Image Entertainment, Inc. and subsidiary as of December 31, 2002, and the related condensed consolidated statements of operations for the three- and nine-month periods ended December 31, 2002 and 2001, and the statement of cash flows for the nine-month periods ended December 31, 2002 and 2001. These condensed consolidated financial statements are the responsibility of the Company's management.

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
February 4, 2003

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.

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

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

  (a)
  Exhibits

    See Exhibit Index on page i, incorporated herein by this reference

  (b)
  Reports on Form 8-K

    Form 8-K filed November 14, 2002. Relating to the Officer Certifications of Form 10-Q for the quarterly period ended September 30, 2002 pursuant to the Sarbanes-Oxley Act.

    Form 8-K filed January 8, 2003. Relating to the exclusive five year international DVD sublicense agreement with Bertelsmann Music Information Services, GmbH.

    Form 8-K filed January 10, 2003. Relating to the information disclosed on a conference call announcing the exclusive five year international DVD sublicense agreement with Bertelsmann Music Information Services GmbH, consolidated net revenues to be reported for quarter ended December 31, 2002 will exceed $30 million, and appointment of NBD Television as exclusive worldwide broadcast sales agent.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMAGE ENTERTAINMENT, INC.

Date: February 13, 2003	By:	/s/ MARTIN W. GREENWALD Martin W. Greenwald President and Chief Executive Officer

Date: February 13, 2003	By:	/s/ JEFF M. FRAMER Jeff M. Framer Chief Financial Officer

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

February 13, 2003

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED
PURSUANT TO SECTION 906 OR THE SARBANES-OXLEY ACT OF 2002

        In connection with the Quarterly Report of Image Entertainment, Inc. (the "Company") on Form 10Q for the quarterly period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Martin W. Greenwald, Chairman and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

  (1)
  The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

  (2)
  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ MARTIN W. GREENWALD Martin W. Greenwald Chairman and Chief Executive Officer

February 13, 2003

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

February 13, 2003

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED
PURSUANT TO SECTION 906 OR THE SARBANES-OXLEY ACT OF 2002

        In connection with the Quarterly Report of Image Entertainment, Inc. (the "Company") on Form 10Q for the quarterly period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jeff M. Framer, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

  (3)
  The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

  (4)
  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ JEFF M. FRAMER Jeff M. Framer Chief Financial Officer

February 13, 2003

EXHIBIT INDEX

Exhibit No.	Description
10.1	Amendment No. 8, effective as of December 31, 2002, to Loan and Security Agreement, dated as of December 28, 1998, by and between Image and Foothill Capital Corporation.
15	Consent Letter of KPMG LLP, Independent Certified Public Accountants.

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
EXHIBIT INDEX