Form 10-K
period 2003-03-31
IMAGE ENTERTAINMENT INC
filed 2003-06-27
CIK 216324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒                                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended March 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒  NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  YES ☐  NO ☒

At June 2, 2003, 18,225,408 shares of Common Stock were outstanding, and the aggregate market value of the shares of Common Stock held by the registrant’s nonaffiliates was approximately $17,721,422 (based upon the closing price of the Common Stock on the NASDAQ National Market System on such date), excluding shares of Common Stock held by the registrant’s directors, executive officers and 5% or more shareholders.  Their holdings have been excluded in that such persons may be deemed affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

DOCUMENTS INCORPORATED BY REFERENCE

Part III – Proxy Statement for Registrant’s 2003 Annual Meeting of Shareholders to be filed within 120 days of fiscal year-end.

IMAGE ENTERTAINMENT, INC.

Form 10-K Annual Report

For The Fiscal Year Ended March 31, 2003

PART I

ITEM 1.              BUSINESS.

GENERAL

Image Entertainment, Inc. (“Image”) is an integrated entertainment company, primarily engaged in the business of licensing and distributing home entertainment programming.  We acquire and exploit exclusive rights to a diverse array of general and specialty entertainment programming, such as music concerts, urban and lifestyle documentaries, and feature films, in DVD and other home entertainment formats.  In addition to our current core business of domestic DVD distribution, we also acquire and, in some cases, exploit exclusive broadcast rights, including video-on-demand, broadband streaming, digital download, pay-per-view, in-flight, radio, satellite, cable and broadcast television.  Image primarily acquires programming by entering into exclusive licensing or distribution arrangements with third parties.  We also produce our own original entertainment programming focused on DVD live performance music concerts and urban genre programming.  Additionally, we design and produce additional content and value-added features for our DVD programming such as interactive menus, audio commentaries, packaging and marketing materials.  Although we license and distribute programming across many genres, we are foremost a leading provider of music-related DVD programming.  As reported in the DVD Release Report – Revised: February 19, 2003, a DVD industry publication which tracks DVD titles released by program supplier, Image was the top source of music programming on DVD through the calendar year ended December 31, 2002, with a 19% market share of music related DVD programming titles released.  It additionally was reported that Image was the market leader in special interest DVD titles released through December 31, 2002, with a 10% market share in that category.

Within this document, unless the context indicates otherwise, all references herein to the “Company,” “we,” “us,” and “our” refer collectively to Image, its wholly-owned subsidiary DVDPlanet.com, Inc., a California corporation (“DVDPlanet”), and Image’s 50%-owned joint venture, Aviva International, LLC, a California limited liability company (“Aviva”).

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

Our business strategy is to pursue, secure and exploit exclusive rights to as many different types of home entertainment programming, for as many formats and distribution methods, in as many territories, and for the longest term feasible.  We strive to grow a stream of revenues by building a strong customer base and a library of evergreen titles that can be exploited in existing home entertainment formats such as DVD, VHS, and CD and expanding distribution channels such as video-on-demand, Internet digital download and broadband streaming media.

We have a current catalog of over 2,500 exclusive titles in distribution, with approximately 450 additional exclusive titles scheduled for release over the next twelve months.  Some of the exclusive titles currently available or soon to be released by Image include:  Cher: The Farewell Tour, an expanded edition of one of the highest-rated television specials of the 2002-2003 television season; several programs from urban impresario Russell Simmons, of Def Comedy Jam fame; a series of programs from the internationally renowned urban brand, Ruff Ryders; Beef, “an insightful look at the real world of MC battles,” from Quincy Jones III’s QD3 Entertainment; the new Broadway cast recording of Nine, starring Antonio Banderas; the recent Tony Award®-winning revival of Cole Porter’s Kiss Me, Kate; a special edition of Stephen Sondheim’s Tony Award®-winning Passion; the entire collection of episodes from the classic television series, The Dick Van Dyke Show; and the video debut of the notorious 1970s network television series The Richard Pryor Show, featuring Robin Williams.

The following table sets forth the percentage of consolidated net revenues derived from the distribution of entertainment programming by format for our last three fiscal years.  The information in the table below does not represent segment data, but rather is presented for purposes of explaining certain trends within net revenues:

	Fiscal Years Ended March 31,
(in thousands)	2003		2002		2001

DVD	$98,023	90.6%	$84,905	89.6%	$90,205	90.2%
VHS	3,593	3.3	4,678	4.9	4,114	4.1
CD	2,947	2.7	1,500	1.6	413	0.4
Broadcast/Sublicense	3,825	3.5	3,066	3.2	2,985	3.0
Laserdisc	0	0.0	321	0.3	1,794	1.8
Other	(195)	(0.1)	343	0.4	522	0.5
TOTAL	$108,193	100.0%	$94,813	100.0%	$100,033	100.0%

BUSINESS SEGMENTS

We currently have three business segments:

•                                          Domestic Wholesale Distribution

•                                          Retail Distribution

•                                          International Wholesale Distribution

Our Domestic Wholesale Distribution segment includes program licensing, distribution and production.  Our Retail Distribution segment, which is operated by Image’s wholly-owned subsidiary, DVDPlanet, distributes programming direct-to-consumer, in conjunction with Image’s fulfillment operation and a third-party fulfillment company.  Our International Wholesale Distribution segment includes international sublicensing and worldwide broadcast rights exploitation.

The following table presents consolidated net revenues, net of eliminations, by reportable business segment for the periods presented:

	Fiscal Years Ended March 31,
	2003	2002	% Change
Net revenues: (in thousands)
Domestic Wholesale Distribution	$77,484	$66,376	16.7%
Retail Distribution	21,264	18,678	13.8
International Wholesale Distribution	9,445	9,759	(3.2)
Consolidated	$108,193	$94,813	14.1%

Domestic Wholesale Distribution

Most of the product we sell is in the DVD format.  According to industry estimates, there are currently more than 22,000 DVD titles available in the domestic market, of which approximately 2,500 are exclusively licensed to or exclusively distributed through Image.  Image has developed a specialty niche in distribution of exclusive music-related entertainment programming.  We are a leading independent supplier of DVD programming in the music, episodic television, special interest, urban and lifestyle genres.

According to Video Store Magazine market research (April 13-19, 2003), total video sales (DVD and VHS) were $12.1 billion in calendar 2002, a 12.2% increase from the prior year, with DVD alone providing the growth.

While domestic sales of VHS declined nearly 40% to $3.4 billion in 2002, domestic sales of DVD jumped 67% to $8.7 billion and represented about 72% of the $12.1 billion that consumers spent buying video, up from 48% in 2001.  Consumers spent $21 billion renting and buying videos in 2002, primarily as a result of the surge in popularity of DVD.  Many retailers are scaling back their shelf space allotted to VHS in favor of more DVD.

According to the Consumer Electronics Association, consumers bought more than 25 million DVD players in 2002, a 50% increase over 2001.  According to the DVD Entertainment Group, a Los Angeles nonprofit marketing group comprised of consumer electronics and home entertainment companies, the number of U.S. homes with a DVD player increased to 40 million in 2002.  More than 10 million homes boasted two or more DVD players and there were 95 million DVD-capable machines (including PCs and game consoles).  DVD household penetration could reach the 50% mark by the end of 2003, equal to 55 million U.S. households.

Image believes that the value gained through the ability to entertain people at home for a reasonable price at convenient times, the opportunity to choose from a very broad selection of programming, the unique and compelling interactive experience of DVD menus, and the ability to control the viewing experience with the remote control, will continue to make DVD a preferred prepackaged software medium of home entertainment for millions of consumers.  Many DVDs also offer special features, enhancements and ancillary materials, such as special menu design, multiple audio tracks, behind-the-scenes footage, director commentaries, interviews and discographies, all of which Image is able to develop in-house for its exclusive titles.

We believe that the major studios’ promotion of DVDs for sale, and the value of the programming and ancillary features received, has served to accelerate consumer awareness of and interest in the DVD format.  Because of Image’s growing library of exclusive titles in a wide variety of genres, we believe that we are positioned to benefit from the market growth of the DVD format.  We intend to continue expansion of our DVD library throughout the coming year.

Exclusive Acquisition.  We generally acquire exclusive rights to our programming.  Image has an existing catalog of over 2,500 exclusive titles and currently releases an average of 30-40 new exclusive titles each month.  We typically acquire our exclusive titles from independent program suppliers, producers, music artists, record labels and artist management.  We produce, market and sell our exclusive programming according to exclusive license or distribution agreements.  Image actively pursues and secures both domestic (U.S. and Canadian) and international rights to its exclusive titles.

In return for exclusive license rights, Image pays royalties to the licensors.  Royalties are expressed as a percentage of our wholesale net revenues derived from program sales.  Typically, we pay royalty advances that are recouped against royalties earned on a title-by-title basis or, if “cross-collateralized,” against groups of licensed titles from the same licensor.  Our license agreements generally provide for a minimum distribution term of at least five years and often considerably longer.  Some license agreements contain provisions for an extension of the distribution term if we meet specified performance plateaus.

In return for exclusive distribution rights, Image generally tenders net wholesale revenues to program suppliers, which are expressed as a percentage of wholesale revenues, after subtracting Image’s distribution fee and recouping costs such as production, manufacturing, music publishing, and marketing.  In some cases, the net profit of a title is split between Image and the program supplier.  In many such cases, advances on an exclusive distribution deal are paid and recouped by Image similar to an exclusive licensing arrangement.

Under our exclusive license and distribution arrangements, we often secure the right to distribute entertainment programming in a range of home entertainment formats, which may include all or any combination of DVD, VHS, CD, and other formats.  We also pursue and secure exclusive broadcast rights which include exploitation via broadcast television, cable, satellite, pay-per-view, video-on-demand, in-flight, radio and other broadcast media.  The rights we acquire may also encompass Internet streaming and digital downloading.  For a discussion regarding our exploitation of international wholesale, sublicensing and worldwide broadcast rights, see “International Wholesale Distribution” below.

While our core business remains the domestic wholesale distribution of DVDs, we seek to secure and exploit the broadest grant of rights of home entertainment programming feasible.  As part of our strategic goal to secure the broadest possible range of rights for exclusive programming, we may finance all or part of the production of some of our entertainment programs.  The programs Image produces are generally one-time, special event live music concerts or urban genre programming, produced for the express purpose of exclusive exploitation by Image in all home entertainment and broadcast markets.  The rights we retain in connection with our self-financed productions generally cover, in perpetuity, all territories throughout the world and all now-known and hereafter-devised home entertainment formats, including video, broadcast, audio, in-flight, Internet streaming, digital downloading, direct response, sponsorship and bundling rights.

Nonexclusive Distribution.  The Company does not generally distribute nonexclusive programming on a domestic wholesale basis.  However, as a requested service to seven of our largest national accounts (Alliance Entertainment, Best Buy, Borders, Musicland, Tower, Trans World and Virgin) the Company acts as a distributor for about 40 lines of smaller independent programming to these accounts.

We previously acquired and distributed nonexclusive DVD programming, but we stopped doing so for the majority of nonexclusive programming as of December 31, 2002.  See “Item 7.  Management’s Discussion and Analysis of Financial Condition and Operations – Change in the Company’s Wholesale Distribution of Nonexclusive DVD Programming.”

Additional Services.  Image provides a variety of value-added services relative to its licensed programs and many of its exclusively distributed programs, including:  creation of packaging, DVD authoring and compression, menu design, video master quality control, manufacturing, marketing, sales, music clearance, warehousing, distribution, and, for some titles, the addition of enhancements such as multiple audio tracks, commentaries, foreign language tracks, and other ancillary materials (behind-the-scenes footage, interviews, discographies).  All of these services are typically performed by Image in-house, with the exception of music clearance, disc manufacturing and tape replication, package printing and packaging of the finished product, which are performed by third party vendors.

Manufacturing.  Typically a program supplier delivers a title master and artwork to Image.  Our in-house post-production facility creates a submaster with specifications for the necessary format and on-screen menus for each title.  Image’s in-house authoring and compression team then typically performs the work necessary to prepare a DVD master for manufacturing.  Occasionally, because of the large volume of exclusive Image releases, we may use an outside facility to perform such services.  Our in-house creative services department, staffed with graphic designers, creates original and innovative packaging fundamental to the marketing success of our product.  Image currently exclusively engages Deluxe Media Services, Inc. formerly Ritek Global Media (“Deluxe”) to manufacture and package our domestic DVD and CD programming as well as some international DVD programming.

Marketing.  Image’s in-house marketing division directs marketing efforts toward consumers and video software and hardware retailers.  Our marketing efforts involve point-of-sale advertising, print advertising in trade and consumer publications, national television and radio advertising campaigns, direct response campaigns, dealer incentive programs, trade show exhibits and bulletins featuring new releases and catalogue promotions.  Image has also instituted account-specific marketing programs under which we work directly with retailers to optimize and customize print advertising and other advertising programs to promote our exclusive product.  The creation of specialized in-store displays and celebrity appearances are other examples of account-specific marketing programs.  Image also implements Internet promotional activities that include product tie-ins, sweepstakes and give-aways associated with online retail customers, and the creation of genre-specific “boutiques” within direct-to-consumer Web sites.

We spent approximately $2,103,000 for product promotion, advertising in trade and consumer publications, and advertising over the radio in fiscal 2003 (approximately $339,000 of which represents expenditures by the Retail Distribution and International Wholesale Distribution segments) and approximately $2,623,000 for product promotion and advertising in trade and consumer publications in fiscal 2002.  Additionally, our market development expenditures for account-specific and other marketing programs were approximately $1,886,000 for fiscal 2003 and $1,019,000 for fiscal 2002.

Image maintains a Web site at www.image-entertainment.com to help promote and sell our products to retailers.  The Web site also includes information regarding our exclusive titles, information of general interest to the home entertainment consumer, and press releases.

Customers.  We sell our product to retailers (including Internet retailers), distributors and via alternative distribution (which include direct-to-consumer print catalogues, direct response campaigns and other non-traditional sales channels).  Domestic delivery of all of our product is effected through our distribution facility in Las Vegas, Nevada.  See “International Wholesale Distribution” below for information regarding our international distribution.

We sell direct to many large and small retailers.  Some of Image’s key sell-through customers (excluding DVDPlanet) include AEC One Stop, Amazon.com, Best Buy, Borders, Columbia House, Ingram Entertainment, The Musicland Group, Tower Records & Video, Trans World Entertainment, VidCanada and Wal-Mart.  In addition, Image sells to rental-retail hybrid customers Blockbuster Video, Hollywood Video, Movie Gallery and online rental-only customer Netflix.  Over the last several years, many of our sell-through and rental-retail customers have helped grow our audio revenues by purchasing audio CDs from Image as well as home video product.  Our special markets division is designed to take advantage of Image’s large and diverse catalog and specifically targets “niche” sales opportunities.  Special markets’ retailers to whom we have sold product include the Metropolitan Opera Guild, the Gene Autry Museum, Crutchfield Corporation, Surf Video Network, Doubleday, and the Lucy/Desi Museum.  On a consolidated basis, Best Buy and The Musicland Group (which was owned by Best Buy through June 16, 2003) accounted for 20.4% and 19.1% of fiscal 2003 and fiscal 2002 net revenues, respectively.  No other customers accounted for net revenues individually in excess of 10% of Image’s total net revenues for fiscal 2003 and 2002.

Image allows retail customers to return a portion of their inventory on a quarterly basis.  Image reserves for estimated returns at the time the sale is recognized.  Stock returns, other than for defective product, amounted to approximately 12.2% of net revenues in fiscal 2003, approximately 10.3% of net revenues in fiscal 2002, and approximately 8.4% of net revenues in fiscal 2001.  Returns of defective product have been minimal and are generally covered by manufacturers’ warranties.

As of June 11, 2003, Image had approximately $4.0 million of backlog orders (96% from DVD product) from domestic wholesale customers compared with approximately $4.1 million of backlog orders (92% from DVD product) as of June 10, 2002.  We expect to fill 100% of the backlog orders, less any cancelled orders, within the current fiscal year.

Retail Distribution

We sell directly to consumers through our wholly-owned subsidiary, DVDPlanet.  DVDPlanet sells most of the DVD titles available as well as those distributed by Image.  In fiscal 2003 and 2002, DVDPlanet’s sales accounted for 19.7% of our consolidated net revenues.  DVDPlanet was one of Image’s largest customers during fiscal 2003 and made the majority of its purchases from Image.  In fiscal 2004, DVDPlanet will purchase the majority of its programming from a third-party fulfillment company.  See “Fulfillment” below.

DVDPlanet specializes in DVD software retailing through its www.dvdplanet.com Web site.  At over 21,000 titles, DVDPlanet offers one of the largest online selections of DVDs.  DVDPlanet.com provides proprietary information about DVD releases, including titles, synopses, supplemental features, technical details and MPAA ratings.  Further, the site features a search engine that allows customers to find product and features in genre-specific boutiques within the Web site.  Online purchases may only be made with a major credit card.  The site includes secure payment systems that protect the customer’s name, address and credit card number.  DVDPlanet currently sells the majority of its product at a uniform discount from the suggested retail price.

DVDPlanet also owns and operates an 8,500 square foot DVD retail store in a shopping center in Huntington Beach, California.

Fulfillment.  Effective June 2003, I-Serve Direct Commerce Services, Inc. (“I-Serve”), a wholly-owned subsidiary of Infinity Resources, Inc., provides consumer fulfillment for DVDPlanet.  I-Serve ships products out of its Illinois warehouse and distribution center for orders received by DVDPlanet and bills DVDPlanet per shipment on a cost of goods basis plus fees (which cover product receiving and storage, pick, pack, sort and ship, packaging, labels and inventory management system expenses).  I-Serve also charges DVDPlanet monthly product sourcing fulfillment administration services fees (which cover product forecasts, product ordering, vendor records maintenance, sales and inventory monitoring).

I-Serve also manages customer returns processing, and fulfills certain of DVDPlanet’s retail store nonexclusive product needs.  Should DVDPlanet later choose, I-Serve has the ability to provide customer service for an additional fee.

Prior to June 2003, fulfillment for DVDPlanet was handled by Image through its Las Vegas, Nevada distribution facility.  See “Item 7.  Management’s Discussion and Analysis of Financial Condition and Operations – Change in the Company’s Wholesale Distribution of Nonexclusive DVD Programming.”

Online Promotion.  DVDPlanet has an established Internet affiliate program whereby other Web sites refer customers to the DVDPlanet site and in return receive a fee based on sales generated from that referral.  DVDPlanet has partnered with Be Free!, Inc. (www.befree.com), in an effort to focus DVDPlanet’s program on targeted affiliates, to increase sales volume and to improve DVDPlanet’s share of affiliate business.  DVDPlanet provides customers with weekly email updates on new product releases and sponsor promotions at other entertainment content Web sites.

Radio Advertising.  DVDPlanet has an ongoing radio advertising campaign utilizing Los Angeles-based radio stations with a focus on driving sales at the DVDPlanet retail store.  Throughout the continuing period of radio advertising, revenues for the retail store have shown favorable growth as a result of the advertising.  The retail store has registered many new accounts and the online business has generated new accounts that customers attributed to DVDPlanet’s radio advertising.

Print Media.  DVDPlanet purchased print advertising in the 3rd and 4th quarters of the fiscal year ended March 31, 2003.  These purchases were funded in part with advertising support funds collected from DVDPlanet’s major studio partners.  Eight page circulars were distributed to DVDPlanet customers via direct mail and in Sunday editions of the Orange County Register.

DVDPlanet has implemented a number of operational changes over the last fiscal year in an effort to reduce costs and increase margins.  See “Item 7.  Management’s Discussion and Analysis of Financial Condition and Operations – Changes at DVDPlanet.”

International Wholesale Distribution

International Sublicensing.  Image has a DVD sublicense agreement with BMG Music International Service, GmbH (“BMG”) for the exclusive distribution of Image’s video programming, primarily DVD, throughout Europe (except France and Spain, until existing subdistribution agreements expire June 30 and December 31, 2003, respectively), the Middle East (excluding Israel and Turkey) and Africa.  The agreement contains terms and conditions similar to those governing Image’s underlying rights agreements.  BMG pays Image a royalty on wholesale revenues it generates and is responsible for all sales, marketing, manufacturing and distribution of Image’s programming in the territories.  For distribution to a large portion of the remainder of the world, Image currently has similar sublicenses with other third parties.

Our International Wholesale Distribution segment activities were previously handled by Aviva, and our DVD programming was previously distributed internationally through a network of independent subdistributors.  See “Note 3.  Aviva International, LLC” to the accompanying consolidated financial statements.

Worldwide Broadcast.  Buyers of Image’s broadcast rights are typically cable, pay-per-view, video-on-demand or satellite broadcasters, and sometimes terrestrial (free) television or in-flight broadcasters.  With the exception of pay-per-view and video-on-demand, under a typical broadcast license we receive payment of a one-time, fixed, non-refundable fee for a multi-year exploitation term and in many instances for a specified number of airings.  With respect to pay-per-view and video-on-demand, we typically receive a non-refundable advance against royalties that are based on a percentage of customer buys.  Our obligations under broadcast licensing are usually only to provide a broadcast master of the program and to ensure that all music synchronization rights are secured.

Image has a sales agency agreement with London-based NBD Television LTD (“NBD”) to represent Image as its exclusive sales agent for worldwide broadcast television sublicenses of the majority of the current catalogue of programming for which Image holds broadcast rights (in excess of 60 programs) as well as Image’s new release acquisitions which feature broadcast rights.  NBD represents Image for conventional television broadcast sales, including cable, pay-per-view and video-on-demand; satellite television; and sales to non-theatrical venues.  Internet rights (video-on-demand via the Internet, digital downloading and streaming) are excluded from the NBD agreement.  Programs that were sublicensed to third parties for broadcast prior to January 2003 will be handled by NBD upon the expiration of the existing licenses.

Historically, Aviva acted as Image’s sales agent to secure broadcast rights sublicenses both domestically and internationally.  See “Note 3.  Aviva International, LLC” to the accompanying consolidated financial statements.

COMPETITION

With respect to our ability to sell our exclusive product, our foremost competition is from the major motion picture studios, (Fox, Universal, Disney, Columbia Tri-Star, Warner, MGM and Dreamworks), the “mini-majors” (Artisan and New Line), major music labels (WEA, BMG, Universal and Sony) and other independent suppliers with sales models and structures similar to Image.  We compete with these other program suppliers for limited “open to buy” dollars, retail shelf space and consumer dollars spent on home entertainment products.  Most of these studios and labels are subsidiaries of media conglomerates that have far greater financial resources than we do.  However, Image as an independent program supplier, can offer its licensors unique and specialized products, as well as highly focused marketing campaigns for titles that may otherwise be deemed too small by the major studios or may be neglected by a corporate conglomerate.

As the DVD Industry matures, with penetration of U.S. television households nearing 50%, and new space being allocated for DVD programming, the competition level will continue to rise.  The major studios remain consistent and prolific in their ability to bring new theatrical programming to retailers.  They have large libraries of classic programming to release on DVD.  New independent suppliers are continually emerging, further adding to the competition.  The additional promotional opportunities and “open to buy” dollars, while greater now than ever before, may be severely compromised by the new major theatrical programming, new independent suppliers and the vast catalog libraries from the major studios.  Our exclusive programming competes for a finite amount of shelf space, against a growing supply of entertainment programming.

DVDPlanet faces competition from online and traditional retailers, including mail order houses, video clubs and retail stores.  Online DVD retailers now compete with a wide spectrum of retailers from mass merchants and other online retailers to supermarkets all of which offer a wide selection of DVDs, often at loss-leader prices.  Additionally, online DVD retailers compete with the growing popularity of online rental-by-mail providers.  According to Video Store Magazine, more than 40 Web sites offering DVD rental by mail have entered the marketplace since 1998, including recent entry Wal-Mart.

Image faces competition in securing exclusive license and distribution rights from other independent distribution companies as well as major motion picture studios and music labels.  Historically, we have paid significant up-front advances against future royalties and distribution fees to secure exclusive DVD and other home entertainment format distribution rights.  Our procedures designed to ensure timely recoupment of advances limit the amount of advances we are willing to pay to secure certain rights.  We may not be able to remain competitive against advance offers from licensing and other acquisition entities who are willing to pay larger advances or have greater financial resources.  However, we believe that we will continue to successfully compete in obtaining exclusive rights to home entertainment programming because of our ability to offer an array of other assets to our program suppliers including, but not limited to:  the high quality of expertise and the service our employees provide; our superior reputation within the home entertainment industry; our notable ability to obtain and sustain ongoing relationships with valuable suppliers of entertainment programming; the quality of our finished product; our wide-ranging in-house services and our direct and long-standing relationships with traditional and online retailers of entertainment programming.

Finally, management believes that Image’s status as an independent program supplier capable of exploiting programming in all home entertainment and broadcast formats on a worldwide basis is attractive to potential licensors thereby making the Company a leading “one-stop” provider of entertainment rights exploitation.  See “Risk Factors” below.

TRADEMARKS

The Company has obtained Federal registrations of the trademark “Image” and the trademark and service mark “DVDPlanet” from the United States Patent and Trademark Office.  Additionally, the trademark and service mark “DVDPlanet Your Online Source!” has been allowed by the United States Patent and Trademark Office.  The Company also has pending applications for Federal registrations of the trademark “Image Distributing” and the trademark and service mark “Image Entertainment.”  It is the Company’s policy to fully protect and vigorously defend its trademark rights in all applicable classes of goods and services.

EMPLOYEES

As of June 2, 2003, Image had 173 full-time employees and 6 part-time employees, DVDPlanet had 39 full-time employees and 29 part-time employees, and Aviva had no full-time employees or part-time employees.

AVAILABLE INFORMATION

The address of our Internet Web site is www.image-entertainment.com. Through links on the Investor Relations portion of our Web site, we make available free of charge our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, as well as any amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934.  Such material is made available through our Web site as soon as reasonably practicable after we electronically file the material with or furnish the material to the SEC.

RISK FACTORS

Forward-Looking Statements.

This Annual Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These include statements regarding our intent, belief and current expectations about the Company’s strategic direct, prospective and future results.  In some cases forward-looking statements may be identified by words like “may,” “should,” “expect,” “anticipate,” “believe,” “estimate,” “continue,” or similar words.  Forward-looking statements involve risks and uncertainties that are inherently difficult to predict, which could cause actual outcomes and results to differ materially from our expectations, forecasts and assumptions.  The Company has made forward-looking statements in this Item 1 and subsequent Items (including but not limited to Item 7) of this Annual Report concerning, among other things:

•                                          Changes in Company-wide or business-unit strategies, which may result in changes in the types or mix of businesses in which the Company is involved or chooses to invest;

•                                          Changes in U.S. and global financial and equity markets, including market disruptions and significant interest rate fluctuations, which may impede the Company’s access to, or increase the cost of, external financing for its operations and investments;

•                                          Increased competitive pressures, both domestically and internationally, which may, among other things, affect the performance of the Company’s business operations and profit margins;

•                                          Legal and regulatory developments that may affect Internet activities or the protection of intellectual property; the imposition by foreign countries of trade restrictions on motion picture or television content requirements or quotas, and changes in international tax laws or currency controls;

•                                          The imposition by foreign countries of trade restrictions on motion picture or television content requirements or quotas, and changes in international tax laws or currency controls;

•                                          Technological developments that may affect the distribution of the Company’s products or create new risks to the Company’s ability to protect its intellectual property; and

•                                          Changing public and consumer taste, which may among other things, affect the entertainment and consumer products businesses generally.

This list of factors that may affect future performance and the accuracy of forward-looking statements is illustrative, but by no means exhaustive.  Accordingly, all forward-looking statements should be evaluated with the understanding of inherent uncertainty.  The inclusion of such forward-looking information should not be regarded as a representation by the Company, its management or any other person that the future events, plans or expectations contemplated by the Company will be achieved.  Unless otherwise required by law, the Company undertakes no obligation to release publicly any updates or revisions to any such forward-looking statements that may reflect events or circumstances occurring after the date of this Annual Report.  Important factors that could cause or contribute to such material differences include, but are not limited to, those discussed below and those described under the heading “Competition” above.  You are cautioned not to place undue reliance on such forward-looking statements, which speak only as of their dates.

We further caution you that the matters set forth below constitute cautionary statements with respect to our forward-looking statements, including risks and uncertainties that could cause our actual results, performance or achievements to differ materially from those expressed in, or implied by, our forward-looking statements.  Any of the matters set forth below could have a material adverse effect on our business, prospects, financial condition and results of operations.

Cautionary Statements Relating to Our Business in General.

We May Not Be Able to Keep Pace with Technological Advances.  The entertainment industry in general, and the music and motion picture industries in particular, are continuing to undergo significant changes, primarily due to technological developments.  As an independent distributor, Image believes we have a superior ability to adapt to changing formats and distribution methods, as we did when shifting our focus from laserdiscs to DVDs, and that our high quality customer service and loyal customer base will continue to purchase programming from Image through new distribution methods.  However, because of the rapid growth of technology, shifting consumer tastes and the popularity and availability of other forms of entertainment, it is impossible to predict the overall effect these factors will have on potential revenue from and profitability of distributing entertainment programming, or the Company’s ability to compete effectively in a changing market.

If We Cannot Maintain Relationships with Our Program Suppliers and Vendors, Our Business May Be Adversely Affected.  We receive a significant amount of our revenue from the distribution of those DVDs for which we have exclusive agreements with program suppliers.  We cannot be certain that we will be able to renew these exclusive rights as existing agreements with program suppliers expire.  We also cannot assure you that our current program suppliers will continue to support the DVD format in accordance with our exclusive agreements, that our current program suppliers will continue to license titles to us on the current terms or on terms favorable to us, or that we will be able to establish new supplier relationships to ensure acquisition of exclusive titles in a timely and efficient manner.

Our Success Depends on the Unpredictable Commercial Success of Our Programming.  Operating in the entertainment industry involves a substantial degree of risk.  Each music performance, feature film or other programming title is an individual artistic work, and unpredictable audience reactions primarily determine commercial success.  The commercial success of a title also depends upon the quality and acceptance of other competing programs or titles released into the marketplace, critical reviews, the availability of alternative forms of entertainment and leisure activities, general economic conditions and other tangible and intangible factors, all of which are subject to change and cannot be predicted with certainty.  Our success will depend in part on the popularity of our programming.  Even if a film achieves success during its theatrical release, the popularity of a particular program and its ratings may diminish over time and may have a material adverse affect on our business, results of operations or financial condition.

Others’ Failure to Promote Our Programming May Adversely Affect Our Business.  Decisions regarding the timing of release and promotional support of programming which we license and distribute are important in determining the success of a particular music concert, feature film or related product.  We may not control the manner in which a particular artist, film or related product is marketed and promoted, and we may not be able to fully control our corresponding home video or CD release.  Although artists, record companies, studios and producers have a financial interest in the success of any such concerts or films distributed by Image, any marketing or promotional decision or restriction by such persons may negatively affect the success of our titles.

If DVD Cannot Compete Successfully with Other Formats of Home Entertainment, Our Revenues May Be Negatively Impacted.  The DVD format competes with other formats of in-home entertainment, such as VHS, network, syndicated, cable and pay-per-view television and home satellite systems.  The DVD format also competes with new and emerging technologies in the entertainment industry, such as entertainment programming on the Internet, video-on-demand, high-definition television, digital videotape and optical discs with greater storage capacity.  While we are actively seeking to exploit these alternate formats of leisure-time entertainment and novel means of content delivery, they could negatively impact the overall market for DVD sales and the Company.  In addition, emerging technology may allow consumers to download audio or entertainment programming directly to the consumer’s home computer, or television set-top recording device, from the Internet (or other broadband delivery system) and store such products on a recordable disc or hard-drive.  We may be unable to continue to adapt and exploit the development and advancement of such technology.

DVD Sales May Not Sustain the Same Level of Growth.  We believe that consumer interest in the DVD format is due in part to interest in building the consumer’s personal DVD library of desired entertainment programming.  Although Image’s exclusive titles have generally shown stable sales over extended periods, as consumers build their

DVD libraries, or with the introduction of new home entertainment formats, DVD sales may decline and adversely affect our operations.  In addition, consumers are increasingly downloading entertainment and computer software directly via the Internet.  Piracy and unauthorized recording, transmission and distribution of content are increasing challenges.

Decreasing Retail Prices for DVDs May Negatively Impact Our Revenues.  The home entertainment programming market in which we compete is rapidly evolving and intensely competitive.  Many of our competitors, including major studios, are increasingly offering programming, particularly DVD programming, at lower prices.  They may be able to produce or secure programming on more favorable terms and may be able to adopt more aggressive pricing policies than we are able to do.  Also, many of our competitors endeavor to offer our customers the lowest possible prices, and include free or discounted shipping.  While we strive to improve our operating efficiencies and leverage our fixed costs so that we can afford to pass along these savings to our customers in the form of lower prices, the industry trend of lowering prices may, over time, lead to lost sales, decreased profit margins or decreased overall revenues.

We May Not Possess Satisfactory Rights in Our Properties.  Although we require satisfactory chain of title information to our exclusively licensed properties, the risk exists that some programs may have a defective chain of title.  The validity and ownership of rights to certain titles can be uncertain and may be contested by third parties.

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

•                                          the extension, termination or non-renewal of existing license and distribution rights; and

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

We Face Risks Associated with Deluxes’s Performance under the Company’s Manufacturing Services Agreement.  Any failure of Deluxe to manufacture and deliver our product in a timely manner and with the same consistent quantity and quality that we and our customers have come to expect may adversely affect our revenues and profits.  Although we believe we have the ability to shift our product manufacturing from Deluxe to another facility should the need arise, we may be adversely affected from the period of time that we would need to direct manufacturing duties to another company.

Occurrence of Events for Which We Are Not Insured May Adversely Affect Our Business.  We maintain insurance to protect ourselves against certain risks related to our operations.  This insurance is maintained in types and amounts that we believe to be reasonable depending upon the circumstances surrounding each identified risk.  However, we may elect to limit coverage or not to carry insurance for certain risks because of the high premiums (or rates) associated with insuring those risks or for various other reasons.  Occurrence of events for which we are not insured may affect our cash flows and overall profitability.

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

In addition, litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity.  Any such litigation could result in substantial costs and the diversion of resources could have a material adverse effect on our business, operating results or financial condition.  From time to time, we may also receive claims of infringement of other parties’ proprietary rights.  Regardless of the validity or the success of the claims, we could incur significant costs and diversion of resources in defending against such claims, which could have a material adverse effect on our business, financial condition or results of operations.

If Our Key Personnel Leave Us, Our Business May Be Adversely Affected.  Our success greatly depends on the performance of our executive management, including the President and Chief Executive Officer, Chief Operating Officer and Chief Financial Officer.  The loss of the services of key persons of our executive management could have an adverse material effect on the Company’s operating results and financial condition.

If We Do Not Successfully Optimize and Operate Our Distribution Facility, Our Business Could Be Harmed.  Domestic wholesale distribution of our exclusive programming is fulfilled from a single distribution facility in Las Vegas, Nevada.  If we are unable to operate this facility for any reason, it could significantly limit our ability to meet customer demand.  Because it is difficult to predict sales increases or declines, we may not manage our facility in an optimal way, which may result in excess inventory, warehousing and distribution dilemmas.  Our failure to properly handle inventory could result in unexpected costs, delays and harm to our business and reputation.

Cautionary Statements Relating to Domestic Wholesale Distribution.

If We Cannot Continue to Secure DVD License and Distribution Rights, Our Business May Be Materially Adversely Affected.  We cannot assure you that we will be able to continue to secure DVD and other license and distribution rights on terms acceptable to us.  See “Competition.”  We expect to continue to license exclusive DVD and other home entertainment format programming, but we cannot assure you that we can remain competitive against licensing entities with greater financial resources or that independent program suppliers will not distribute their programming themselves.  In addition, our success will continue to be dependent upon our ability to identify and secure rights to exclusive programming that appeals to consumers.  Major motion picture studios have not granted exclusive DVD licenses to Image for their new releases and most popular catalogue titles.  Instead, the major motion picture studios sell DVD programming directly to retailers.

We May Need Additional Funding to Continue Acquiring Desirable Programming.  Availability of working capital is a substantial factor in the Company’s ability to license new programming.  Therefore, maximizing available working capital is critical to Image’s business operations.  We may need to raise additional funds to acquire the rights to programming we find desirable.  Should additional funds be raised through the issuance of equity or convertible debt securities, the percentage ownership of our existing stockholders may be reduced.  If adequate funds are not available or unavailable on acceptable terms, we may find we are unable to fund expansion, continue to offer products and services, take advantage of acquisition opportunities, develop or enhance services or products, and/or respond to competitive pressures in the industry.

If Music Entertainment Programming Cannot Continue to Compete Successfully in the Home Entertainment Industry, Our Business May Be Adversely Affected.  Although we make efforts to diversify our exclusive programming, approximately 16.7% of our revenue generated in fiscal 2003 was derived from sales of exclusively licensed and distributed music DVD entertainment programming.  We cannot assure you that the music industry in general will continue to prosper or that music entertainment programming will continue to compete successfully against other home entertainment programming, including but not limited to, film, television, and interactive gaming.  If music programming cannot compete successfully in the home entertainment market, our business may be adversely affected.

Cautionary Statements Relating to Retail Distribution.

If We Cannot Compete Successfully in the Internet Commerce Industry, Our Retail Sales May Be Adversely Affected.  We cannot assure you that the DVDPlanet.com Web site will be able to compete successfully against current or future online and traditional retailers.  See “Competition.”  The market for commerce over the Internet is evolving and competitive and very few online retailers achieve profitability.  We compete with a variety of other companies for sales of DVDs over the Internet.  Some of these competitors are able to devote substantial resources to Internet commerce.  The DVDPlanet.com Web site also competes with traditional retailers of DVDs.

We believe that the principal competitive factors faced in selling DVDs through the DVDPlanet.com Web site include price of product, product selection and availability, brand recognition, customer service, effectiveness of advertising, technical expertise, convenience, accessibility, quality of search tools, quality of editorial and site content, and reliability and speed of fulfillment.  Some of the current and potential competitors of DVDPlanet have large customer bases, greater brand recognition and significantly greater financial, marketing and other resources than DVDPlanet.  In addition, some competitors may be able to obtain merchandise from vendors on more favorable terms, devote greater resources to marketing and promotional campaigns, adopt more aggressive pricing or inventory availability policies, and devote more resources to Web site systems and development than the Company.  The DVDPlanet.com Web site could suffer reduced operating margins, market share and brand recognition as a result of increased competition.

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

•                                          enhance the DVDPlanet.com Web site’s existing services;

•                                          develop new services and technology that address the increasingly sophisticated and varied needs of our customers; and

•                                          respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis.

If Internet Commerce Does Not Continue to Grow, Our Internet Sales Business May Be Adversely Affected.  Rapid growth in the use of and interest in the World Wide Web, Internet and other online services as media of consumer commerce is a recent phenomenon.  Potential future revenues and profits from sales over the Internet substantially depend on the widespread acceptance and use of the Internet as an effective medium of commerce by consumers.  We cannot assure you that the acceptance and use of the Internet will continue to develop or that a sufficiently broad base of consumers will adopt and use the Internet as a medium of commerce.  For the DVDPlanet.com Web site to be successful, consumers who have historically used traditional means of commerce to purchase merchandise must accept and utilize this novel way of conducting business and exchanging information.

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

We Face Security Risks in Selling Product over the Internet.  Secure transmission of confidential information over public networks is a significant barrier to Internet commerce.  Advances in computer “hacker” capabilities, new discoveries in the field of cryptography or other developments could compromise the security measures we employ to protect customer transaction data.  In addition, concerns over the security of transactions conducted on the Internet and the privacy of users in general may inhibit the growth of Internet commerce.  To the extent that our activities or the activities of third-party contractors involve the storage and transmission of proprietary information, such as credit card numbers, security breaches could damage our reputation and expose us to a risk of loss or litigation and possible liability.  We may be required to expend significant capital and other resources to protect against such security breaches or to alleviate security-related problems, and we cannot assure you that our security measures will prevent security breaches.  Any compromise of our security systems could have a material adverse effect on our reputation, business, prospects, financial conditions and results of operations.

We May Experience Capacity Constraints and Other System Development Problems Relating to the Operation of the DVDPlanet Web Site.  A key element of our business strategy is generating a high level of use of the DVDPlanet.com Web site.  We believe it is important to our online reputation and the ability to attract customers that the DVDPlanet.com Web site offers superior customer service as well as reliability and availability of the related transaction-processing systems and network infrastructure.  While we believe that we will be able to upgrade or install new hardware and software that will be sufficient to accommodate the anticipated traffic on the DVDPlanet.com Web site, we cannot assure you that periodic system interruptions will not occur even after any such upgrade or installation.  Any substantial increase in the volume of traffic on the DVDPlanet.com Web site or substantial increase in the number of orders placed by customers will require us to further expand and upgrade our technology, including our transaction-processing systems and network infrastructure.  In addition, we are dependent upon Web browser companies and Internet service providers to generate traffic to the Web site that will allow consumer access to our products and services.  Viewers have experienced in the past and may experience in the future difficulties due to system or software failures or incompatibilities not within our control.  Any system interruptions that result in the unavailability of the DVDPlanet.com Web site or reduced order fulfillment performance would reduce the volume of goods sold and the attractiveness of our online product and service offerings, which could have a material adverse effect on us.

New Laws or Regulations Pertaining to the Internet, or the Application or Interruption of Existing Laws Could Adversely Affect Our Business.  We could be materially adversely affected by any new legislation or regulation or by the application or interpretation of existing laws related to the Internet.  Federal, state and foreign governmental organizations are currently considering many such legislative and regulatory proposals.  If a government authority were to adopt laws or regulations that cover Internet-related issues such as user privacy, pricing and characteristics and quality of products and services provided, the growth of the Internet could be adversely affected.  This could lead to a decrease in demand for products offered over the Internet, including those that the DVDPlanet.com Web site offers, and could increase the cost of doing business on the Internet.  In addition, it is currently unclear how existing laws governing issues such as property ownership, copyright, trade secret, libel and personal privacy will be applied to the rapidly-changing Internet landscape.  Laws and regulations directly applicable to Internet communications, commerce and advertising are becoming more prevalent, but remain largely unsettled.

Cautionary Statements Relating to International Wholesale Distribution & Broadcast Rights Exploitation.

We Face Risks in Distributing Our Programming Internationally.  We distribute our programming internationally and derive an increasing percentage of our revenues from sales activity outside the United States.  As a result, our business may be subject to certain risks inherent in international trade, many of which are beyond our control.  Risks faced in distributing our programming internationally include:  cancellation or renegotiation of contracts, changes in laws and policies affecting international trade (including taxes), credit risk, fluctuating foreign exchange rates and controls, civil strife, acts of war, guerilla activities, insurrection, terrorism, changing retailer and consumer tastes and preferences with regard to our programming, differing degrees of protection of our intellectual property, cultural barriers, and potential instability of foreign economies and governments.

ITEM 2.              PROPERTIES.

Image’s headquarters are located in Chatsworth, California and consist of two adjacent buildings (containing 30,080 and 15,440 square feet, respectively) that are leased from the same landlord.  Both leases terminate on April 30, 2004.  The monthly rent for the larger building is approximately $19,000 (subject to annual adjustment based on increases in the consumer price index).  The monthly rent for the smaller building is approximately $11,000 (with scheduled yearly increases).

Image leases its 76,000 square foot warehouse and distribution facility located in Las Vegas, Nevada.  The monthly rent is approximately $38,000 (subject to annual adjustment based on increases in the consumer price index) and the lease will terminate on November 4, 2012.  In addition, Image leases approximately 4.07 acres of vacant land in Las Vegas adjacent to the warehouse and distribution facility.  The monthly rent is approximately $9,000 and the lease will terminate on November 4, 2007.

DVDPlanet leases approximately 8,500 square feet of retail space in Huntington Beach, California.  The lease provides for monthly rent of approximately $15,000 (subject to annual adjustment based on increases in the consumer price index) commencing in January 2003 for five years with two five-year options to extend the term.  In addition, DVDPlanet maintains its corporate offices in leased space of approximately 6,500 square feet in Huntington Beach, California for monthly rent of approximately $13,000 (subject to annual adjustment based on increases in the consumer price index).  The lease will expire in April 2004.

Aviva leased approximately 2,300 square feet of office space in Belmont, California at a monthly rent of approximately $4,000 through December 31, 2002, at which time Aviva ceased operations.  The property is subleased to Michael Lopez, former general manager of Aviva, through the expiration of the lease on October 31, 2003.

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

ITEM 4.              SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

Executive officers serve at the pleasure of Image’s board of directors.  There is no family relationship between any executive officer or director.  The following table sets forth the position and age of Image’s executive officers at June 1, 2003 and their business experience for at least the prior five years:

Executive Officer	Age	Position & Background

Martin W. Greenwald	61	Chairman of the Board, Chief Executive Officer and President since April 1981.

David A. Borshell	38

Chief Operating Officer since July 2000; Senior Vice President, Sales, Marketing and Operations from December 1994 to June 2000.  Prior to 1994, Mr. Borshell has held various positions at Image since starting as an Account Executive in February 1986.  Mr. Borshell is a member of the DVD Entertainment Group, an industry trade association devoted to fostering consumer awareness of the DVD format.

Jeff M. Framer	42

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

PART II

ITEM 5.                                           MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Image’s common stock trades on The Nasdaq Stock Market under the symbol DISK.  Image’s common stock has been included on the Nasdaq National Market since February 19, 1991.  The table below presents the quarterly high and low closing prices on the Nasdaq National Market during the past two fiscal years.

Fiscal Year Ended March 31, 2003	High	Low
Quarter ended June 30, 2002	$2.810	$1.660
Quarter ended September 30, 2002	$1.700	$0.940
Quarter ended December 31, 2002	$2.480	$1.060
Quarter ended March 31, 2003	$2.830	$1.670

Fiscal Year Ended March 31, 2002	High	Low
Quarter ended June 30, 2001	$3.730	$1.870
Quarter ended September 30, 2001	$3.060	$1.490
Quarter ended December 31, 2001	$2.555	$1.700
Quarter ended March 31, 2002	$3.040	$2.040

As of June 2, 2003, there were 1,438 holders of record of Image’s common stock.

Image has never paid a cash dividend on its common stock and presently intends to retain any future earnings for business development.  In addition, Image is party to loan agreements which prohibit Image’s payment of dividends.

ITEM 6.                                           SELECTED FINANCIAL DATA.

The selected financial data presented below was derived from the consolidated financial statements of the Company and should be read in conjunction with the financial statements, the notes thereto and the other financial information included therein.

(In thousands, except per share data)	Years Ended March 31,
	2003	2002	2001		2000		1999
Statement of Operations Data:
Net revenues	$108,193	$94,813	$100,033		$84,413		$76,888
Operating costs and expenses	105,807 (1)	93,050 (2)	94,162		82,751		74,210
Earnings from operations	2,386	1,763	5,871		1,662		2,678
Interest expense	1,454	1,806	1,724		1,562		882
Other expense (income)	698	192	(289)		(1,315	)(3)	—
Earnings (loss) before income taxes	234	(235)	4,436		1,415		1,796
Income tax expense (benefit)	688 (4)	(40)	(3,996	)(5)	—	(6)	90	(6)
Earnings (loss) before cumulative effect of accounting change	(454)	(195)	8,432		1,415		1,706
Cumulative effect of accounting change	(3,766)	—	—		—		—
Net earnings (loss)	$(4,220)	$(195)	$8,432		$1,415		$1,706
Earnings (loss) per share:
Net earnings (loss) before cumulative effect of accounting change
Basic	$(.03)	$(.01)	$.52		$.09		$.12
Diluted	$(.03)	$(.01)	$.50		$.09		$.12
Cumulative effect of accounting change	$(.22)	—	—		—		—
Net earnings (loss) per share:
Basic	$(.25)	$(.01)	$.52		$.09		$.12
Diluted	$(.25)	$(.01)	$.50		$.09		$.12
Weighted average shares outstanding
Basic	16,812	15,821	16,257		16,452		14,185
Diluted	16,812	15,821	17,637		16,490		14,309

(In thousands)	March 31,
	2003	2002	2001	2000	1999
Balance Sheet Data:
Total assets	$74,495	$81,898	$74,991	$65,395	$56,445
Total liabilities	42,830	49,390	42,516	39,554	32,113
Net shareholders’ equity	31,665	32,508	32,475	25,842	24,332

(1)  Includes the reduction to gross profit margin of $480,000 for estimated subdistributor returns as a result of the Company’s transition from direct international distribution to European sublicense.

(2)  Includes $1,818,000 in one-time noncash credit relating to the discontinuation of the Company’s laserdisc operations and a $696,000 write-down of advance royalties, relating to a line of programming, to estimated fair value.

(3)  Includes $899,000 in proceeds from settlements of litigation.

(4)  Includes a provision for a valuation allowance against deferred tax assets of $551,000 relating to foreign tax credits.

(5)  Income tax benefits reflect the elimination of the valuation allowance recorded against deferred tax assets as a result of management’s estimate that future taxable income will be sufficient to utilize the entire benefit of the deferred tax assets.

(6)  Minimal or no income tax expenses were recorded due to the utilization of net operating losses to offset taxable income.

ITEM 7.                                           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read together with “Item 6.  Selected Financial Data” and the Company’s consolidated financial statements, the related notes thereto and other financial information contained elsewhere in this Form 10-K.

General

We are an integrated entertainment company, primarily engaged in the business of licensing and distributing home entertainment programming.  We acquire and exploit exclusive rights to a diverse array of general and specialty entertainment programming, such as music concerts, urban and lifestyle documentaries, and feature films, in DVD and other home entertainment formats.  In addition to our current core business of domestic DVD distribution, we also acquire and, in some cases, exploit exclusive broadcast rights, including video-on-demand, broadband streaming, digital download, pay-per-view, in-flight, radio, satellite, cable and broadcast television.  Image primarily acquires programming by entering into exclusive licensing or distribution arrangements with third parties.  We also produce our own original entertainment programming focused on DVD live performance music concerts and urban genre programming.  Additionally, we design and produce additional content and value-added features for our DVD programming such as interactive menus, audio commentaries, packaging and marketing materials.  Although we license and distribute programming across many genres, we are foremost a leading provider of music-related DVD programming.

The Company’s three reportable business segments are Domestic Wholesale Distribution, including program acquisition and production; Retail Distribution, which distributes programming direct-to-consumer; and International Wholesale Distribution, including sublicensing and worldwide broadcast rights exploitation.  Management currently analyzes the financial performance of these business segments based primarily on net revenues, operating costs and expenses and income (loss) before income taxes, to evaluate and allocate Company resources.

Critical Accounting Policies

The Securities and Exchange Commission’s (“SEC”) Financial Reporting Release No. 60, Cautionary Advice Regarding Disclosure About Critical Accounting Policies (“FRR 60”), suggests companies provide additional disclosure and commentary on those accounting policies considered most critical.  FRR 60 considers an accounting policy to be critical if it is important to the Company’s financial condition and results, and requires significant judgment and estimates on the part of management in its application.  The Company believes the following represent the critical accounting policies of the Company as contemplated by FRR 60.  Decisions involved in our critical accounting policies are based on management’s exercise of judgment.  For a summary of all the Company’s significant accounting policies, including the critical accounting policies discussed below, see “Note 1.  Basis of Presentation and Summary of Significant Accounting Policies” to the accompanying consolidated financial statements.

Royalty and Distribution Fee Advances and Production Costs

For each reporting period, management estimates the total revenues to be received throughout a title’s exclusive license or distribution period from exploitation of that title in multiple home entertainment formats.  While royalty and distribution fee advances and production costs are charged to operations as related revenues are earned, estimates of ultimate revenues are important in determining whether additional royalty and distribution fee expense or amortization of production costs should be recorded as cost of sales in any given reporting period.  Royalty and distribution fee advances and production costs are amortized to expense in the same ratio that the current period revenues for a title or group of titles bear to the estimated remaining unrecognized ultimate revenues for that title.  Additionally, when estimates of total revenues and costs indicate that a title will result in an ultimate loss, additional amortization is recognized to the extent that capitalized advance royalty and distribution fees and production costs exceed their estimated fair value in the period when estimated.

Management bases its estimates of ultimate revenue for each title on the historical performance of that title and of similar titles.  Management updates such estimates based upon the actual results of each format’s exploitation.

Inventory Valuation

For each reporting period, we evaluate our ending inventories for excess quantities and obsolescence.  This evaluation includes analysis of historical sales levels by title and by format and projections of future demand.  In addition, we write off inventories that are considered obsolete.  Remaining inventory balances are adjusted to approximate the lower of our cost or market value and result in a new basis in such inventory until sold.  If future demand or market conditions are less favorable than our projections, additional inventory write-downs may be required, and would be reflected in cost of sales in the period the revision is made.

Allowance for Sales Returns and Doubtful Accounts Receivable

For each reporting period, management evaluates product sales and accounts receivables to estimate their effect on revenues due to product returns and delinquent accounts.  Management’s estimate of product sales that will be returned and the amount of receivables that will ultimately be collected requires the exercise of judgment and affects reported revenues and net income.  In determining the estimate of product sales that will be returned, management analyzes historical returns, historical pricing and other credit memo data, current economic trends and changes in customer demand and acceptance of Image’s products.  Based on this information, management reserves a percentage of each dollar of product sales that provides the customer with the right of return as well as the right to take pricing or other credit memo items.  Actual returns could be different from our estimates and current provisions for sales returns and allowances, resulting in future charges to earnings.

Similarly, management evaluates accounts receivables to determine if they will ultimately be collected.  In performing this evaluation, significant judgments and estimates are involved, including an analysis of specific risks on a customer-by-customer basis for Image’s larger customers and an analysis of the length of time receivables have been past due.  Based on the information, management reserves an amount that is believed to be doubtful of collection.  If the financial condition of our customers were to deteriorate or if economic conditions worsened, additional allowances may be required in the future.

Revenue Recognition

We recognize revenue in accordance with SEC Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements, as amended by SAB No. 101A and No. 101B.  SAB No. 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured.  Determination of criteria (3) and (4) require management’s judgments regarding the fixed nature of the fee charged for services rendered and products delivered and the collectibility of those fees. To satisfy the criteria, we: (1) input orders based upon receipt of a customer purchase order; (2) record revenue upon shipment of goods when risk of loss and title transfer under our arrangements with customers or otherwise complying with the terms of the purchase order (in cases in which title does not transfer until the product is received by the customer, revenue is recognized at the time it is received by the customer); (3) confirm pricing through the customer purchase order; and (4) validate creditworthiness through past payment history, credit agency reports and other financial data.  Should changes in conditions cause management to determine the revenue recognition criteria are not met for certain future transactions, such as a determination that an outstanding account receivable has become uncollectible, revenue recognized for any reporting period could be adversely affected.

Impairment of Long-Lived Assets

At March 31, 2002, we had $6.0 million of goodwill, accounting for 7.3% of our total assets.  Effective April 1, 2002, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, which requires us to analyze goodwill for impairment upon adoption, and then on at least an annual basis thereafter. Upon adoption of SFAS No. 142, we recognized a $6.0 million impairment charge related to goodwill that is reflected as a cumulative effect of accounting change in the consolidated statements of operations for the year ended March 31, 2003. For a further discussion of SFAS No. 142, see “Note 1.  Basis of Presentation and Summary of Significant Accounting Policies” to the accompanying consolidated financial statements.

Accounting for Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes.  This process involves our estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes.

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

Significant management judgment is required in determining our provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets.  During the year ended March 31, 2003, the Company recorded a valuation allowance of $551,000 related to foreign tax credits which may not be utilized prior to their expiration.  We believe we currently have the ability to utilize our remaining deferred tax assets before they expire.  In the event that actual results differ from these estimates or we adjust these estimates, in future periods, we may need to establish a valuation allowance which could materially impact our financial position and results of operations.

Change in International Video Distribution

In January 2003, Image entered into an exclusive five-year international DVD sublicense agreement with Bertelsmann Music Information Services, GmbH, for the exclusive distribution of Image’s video programming, primarily DVD, throughout Europe, the Middle East  (excluding Israel and Turkey) and Africa upon the expiration of Image’s current international subdistribution agreements.  The agreement was later amended to change the licensing party from Bertelsmann Music Information Services GmbH to BMG Music International Service, GmbH (“BMG”).

Image’s DVD programming has historically been distributed in Europe and South Africa through a network of independent subdistributors and studios, including BMG.  The subdistribution terms of all territories expired on March 31, 2003, except France, which will expire June 30, 2003, and Spain, which will expire December 31, 2003.

BMG will be responsible for all sales, marketing, manufacturing and distribution of Image’s programming in the territories.  BMG began releasing Image’s new release DVD programming in March 2003.  There were approximately 100 Image DVD catalogue titles in release throughout the new BMG sublicense territories.  In April 2003, Image and BMG structured a marketing and re-release plan focusing on reintroducing Image’s catalogue programming into the international marketplace under the BMG label.

Image received a $3.0 million royalty advance under the BMG agreement in March 2003, fully recoupable from revenues generated by BMG against quarterly royalties due to Image under the agreement.  Based upon actual quarterly sales of Image programming in the territories, BMG will recoup quarterly royalties from the $3.0 million previously advanced to Image.  BMG will provide additional quarterly royalty advances such that for the first three years of the agreement term, the outstanding royalty advance to Image at any given time will be a constant $3.0 million.  The Company used the $3.0 million initially received to pay down its outstanding borrowings under its revolving credit facility with Wells Fargo Foothill.  During the first three quarters of the fourth year of the term, BMG will reduce, through recoupment, the outstanding royalty advance to Image to $1.5 million.  Once the entire royalty advance is recouped, BMG will continue to pay quarterly royalties to Image based on revenue generated.  During the fourth quarter of the fourth year, BMG may recoup the entire remaining balance of $1.5 million by not re-advancing royalties quarterly.  The agreement contains a formula to pay an additional lesser advance at the beginning of the fifth and final year of the term which is to be recouped by BMG during that year.  Image must repay any outstanding unrecouped royalty advance within 30 days following the final BMG reporting at the conclusion of BMG’s sell-off period following the expiration of the five-year term.

To facilitate an orderly transition to BMG from our previous network of independent subdistributors, the Company contractually elected to purchase any product inventory from our subdistributors (including any of their customer returns) upon the expiration of their respective terms (plus an additional time period to allow for their customer returns) rather than allow the subdistributors to exercise a six-month nonexclusive sell-off period.

Under the agreement, BMG has committed to purchase the Company’s international DVD inventory, which would include any inventory repurchased from the subdistributors, at the Company’s manufacturing price (for disc and case only—excluding booklets and inserts).  The Company recorded a charge for the three months ended March 31, 2003, to provide for the difference between the ultimate purchase price of the inventory paid or credited to the subdistributors upon the expiration of their respective terms and the manufacturing cost paid to the Company by BMG for that inventory.  At March 31, 2003, the Company has an accrual for estimated subdistributor returns resulting in a reduction of revenues and gross profit margin of $831,000 and $278,000, respectively, and accrued for the writedown (to BMG purchase cost) of the estimated inventory to be returned by the subdistributors representing an incremental charge to cost of sales of $202,000 during the fourth quarter ended March 31, 2003.

The Company’s accounting will differ under the BMG agreement because it is a sublicense agreement, rather than the subdistribution agreements previously in place.  Under its subdistribution agreements, Image recorded net revenues based upon the selling price of its programming sold to its distribution network customers.  Image recorded as cost of sales, the actual manufacturing/packaging cost, shipping cost, royalties/distribution fees and music publishing.  Under the BMG agreement, Image records royalty income as revenue based upon royalties it receives from BMG.  Revenue will be recorded in the period in which the product is sold by BMG.  Image will report as cost of goods sold, the royalties or distribution fees it will owe its licensors or program suppliers as calculated against the royalties Image receives from BMG.

Aviva International, LLC

Our International Wholesale Distribution segment activities were previously handled by Image’s 50%-owned, joint venture, Aviva International, LLC (“Aviva”).  On December 31, 2002, Aviva ceased operations.  See “Note 3.  Aviva International, LLC” to the accompanying consolidated financial statements.

Change in International Broadcast Exploitation

In January 2003, the Company entered into a five-year sales agency agreement with London-based NBD Television LTD (“NBD”).  NBD is the Company’s exclusive sales agent for worldwide broadcast television sales for the majority of Image’s current catalogue of broadcast programming (in excess of 60 programs) and new release broadcast acquisitions.  NBD also represents the Company for conventional television broadcast sales including cable, pay-per-view and video-on-demand; satellite television; and sales to non-theatrical venues.  Internet rights are excluded from the agreement including video-on-demand via the Internet and digital downloading and streaming.  Program broadcast rights that are currently licensed to other parties will be handled by NBD upon the expiration of the existing licenses.  NBD will retain a percentage-based commission and other expenses from the sales it generates on the Company’s behalf and will remit the balance to the Company on a quarterly basis.

Change in the Company’s Wholesale Distribution of Nonexclusive DVD Programming

Over the past several years, the Company has placed an increasing corporate focus and emphasis on the growth of Image’s exclusively licensed and distributed DVD programming, which provides the Company with significantly higher margins as compared to the margins for nonexclusive programming.

Nonexclusive DVD revenues, excluding sales made to DVDPlanet, were approximately $6.4 million, or 5.9%, of the Company’s net revenues for the fiscal year ended March 31, 2003 and $8.9 million, or 9.3%, of the Company’s net revenues for the fiscal year ended March 31, 2002.  However, of the $6.4 million in net revenues for fiscal 2003, approximately $3.0 million was derived from sales made to seven national accounts (Alliance Entertainment, Best Buy, Borders, Musicland, Tower, Trans World, and Virgin).  Of the $8.9 million in net revenues for fiscal 2002, approximately $1.1 million was derived from sales made to the seven national accounts.  These sales were of programming from approximately 40 of the more than 150 nonexclusive lines the Company distributes. These 40 lines of programming come to Image from smaller, independent suppliers generally unable to sell direct to these retailers. Image typically receives higher profit margins on these lines of programming in exchange for Image’s ability to place the programming at these retail accounts.

On June 30, 2002, Columbia TriStar Home Entertainment (“CTHE”) implemented changes to its distribution policies that preclude the Company’s ability to offer CTHE DVD products for resale to the Company’s customer base, excluding DVDPlanet.  On October 29, 2002, Warner Home Video (“WHV”) implemented similar changes for its product.  The changes to CTHE and WHV policies were not solely directed at the Company; many other wholesale distributors similarly situated as the Company were also affected.  The Company believes that the new policies implemented by CTHE and WHV were a result of wholesale consolidation trends within the video industry and that other major studios may adopt similar changes to their distribution policies.

In light of these changes and for the other reasons discussed below, the Company stopped serving as a wholesale distributor for the majority of nonexclusive programming, effective at the end of the Company’s fiscal third quarter ended December 31, 2002.  However, as a requested service to the seven national accounts noted above, the Company currently continues to act as a distributor for about 40 lines of smaller independent programming to these accounts.

Management believes that ending wholesale distribution of nonexclusive programming (with the exception of nonexclusive sales made to our seven national accounts), which accounted for approximately $3.4 million in net revenues at an average 8.9% gross profit margin for fiscal 2003 and accounted for approximately $7.8 million in net revenues at an average 8.2% gross profit margin in fiscal 2002, will empower the Company’s sales team to focus on increasing sales of Image’s exclusive higher-margin programming.  Management believes that increased higher-margin sales have the potential to offset the gross profit loss from the lost sales of lower-margin nonexclusive product.  In an effort to maximize this potential, the Company reorganized its sales department during the third quarter ended December 31, 2002.  As a result of this new strategy the Company will carry less lower-margin producing inventory and will no longer distribute this programming to the Company’s customer base.  Management believes it has the potential to realize reduced inventory carrying costs, cost efficiencies in its warehousing and distribution operations and other benefits in the future.

Consumer Fulfillment Agreement

On June 1, 2003, the Company entered into a Fulfillment and Customer Service Services Agreement with I-Serve Direct Commerce Services, Inc. (“I-Serve”), a wholly-owned subsidiary of Infinity Resources, Inc.  The term of the agreement is three years from the date of the first shipment which occurred in June 2003.

Prior to I-Serve, Image fulfilled for DVDPlanet out of its Las Vegas, Nevada warehouse and distribution facility.  Under the terms of the agreement, I-Serve will provide all consumer fulfillment for DVDPlanet from its warehousing and distribution facility in Illinois.  I-Serve will also manage all customer returns processing.

DVDPlanet will continue to be the primary obligor on all transactions and continue to have the following responsibilities with respect to its Internet operations:

•                  DVDPlanet.com Web site operations;

•                  Sales to its Internet customers through its DVDPlanet.com Web site;

•                  Consumer billing and collection/Credit card processing; and

•                  Customer service responsibilities.

I-Serve will ship products out of its warehouse and distribution center pursuant to orders received by DVDPlanet and bill DVDPlanet per shipment on a cost of goods basis plus fees (which cover product receiving and storage, pick, pack, sort and ship, packaging, labels and inventory management system expenses).  I-Serve will also charge DVDPlanet a monthly product sourcing fulfillment administration services fee (which cover product forecasts, product ordering, vendor records maintenance, sales and inventory monitoring etc.).

Under the terms of the agreement, I-Serve will purchase both Image and DVDPlanet’s existing nonexclusive inventories up to a combined $2.2 million at approximately the Company’s recorded actual cost.  I-Serve will pay for the purchase in six approximately equal monthly installments.  I-Serve will utilize the purchased inventory to fulfill sales (first out of this inventory rather than their own inventory) for DVDPlanet.com, I-Serve’s own Web sites, DeepDiscountDVD.com, CriticsChoiceVideo.com and DigitalEyes.net, and its own catalog business, Critics Choice Video.  If inventory remains on January 1, 2004, I-Serve may require that the Company repurchase it at the cost originally paid by I-Serve to acquire it from the Company.

I-Serve also fulfills some of DVDPlanet’s retail store nonexclusive product needs.  Should DVDPlanet later choose, I-Serve has the ability to provide customer service services at an additional fee.

After this transaction and after Image returns any remaining nonexclusive product back to its suppliers, neither Image nor DVDPlanet.com will physically carry and offer for sale nonexclusive product inventory.  The only exceptions are the approximate 40 lines of programming Image will continue to carry as discussed above.  Currently, I-Serve inventories music CDs for its DeepDiscountCD.com Web site.  This will allow DVDPlanet to initiate selling CDs from the DVDPlanet.com Web site in the near future.  Management believes the Company, on a consolidated basis, should benefit from operational and space efficiencies (from carrying approximately 4,000 titles rather than approximately 22,000 titles) and lower labor costs.  Image is currently leasing vacant land adjacent to its Las Vegas distribution facility for future expansion purposes at $108,000 per year.  For additional cost savings, management is exploring options to terminate the lease.  On a consolidated basis, management expects to save up to $800,000 in annual operational expenses including overtime, temporary labor and other distribution related expenses.  Management further believes that expected gross profit margin from potential future CD sales could offset incremental fulfillment charges paid to I-Serve.

Changes at DVDPlanet

Personnel.  In November 2002, DVDPlanet terminated its employment agreement with General Manager and Vice President, Ken Crane, Jr.  Image accrued a charge of $264,000 for compensation, including estimated bonus, due over the remainder of the agreement term as of the date of termination.  The provision is classified as a component of selling expenses for fiscal 2003.

Effective July 29, 2002, Image hired Paul Ramaker for the newly created position of President of DVDPlanet.  Prior to joining DVDPlanet, Mr. Ramaker served as Vice President of Merchandising for the Wherehouse Music chain, previously holding executive positions with DVDExpress.com and The Musicland Group.  Mr. Ramaker is overseeing all day-to-day activities of DVDPlanet’s Internet and retail store operations.

Operational Initiatives.  In conjunction with Image’s management, Mr. Ramaker has performed a detailed review of DVDPlanet’s operations in an effort to increase revenues, increase gross margins, increase operational efficiencies and reduce operating costs.

Initiatives that were implemented during the fiscal third quarter ended December 31, 2002 included: (1) a reduction in personnel costs needed to effectively manage DVDPlanet’s retail store and customer service operations, (2) a reduction in online advertising expenditures and (3) the securing of co-op and market development funds from DVDPlanet’s product suppliers.

Management believes these initiatives should benefit DVDPlanet’s future operational results in the form of reduced operational costs and higher gross margins.  However, the current Internet retailing trend of increased price discounting of pre-ordered new DVD releases and free shipping offers may potentially offset the gross margin benefit of market development funds DVDPlanet may receive from its product suppliers, should DVDPlanet further reduce its Internet pricing.

Online Promotion.  DVDPlanet has an established Internet affiliate program whereby other Web sites refer customers to the DVDPlanet site and in return receive a fee based on sales generated from to that referral.  DVDPlanet partnered with Be Free!, Inc. (www.befree.com), in an effort to focus DVDPlanet’s program on targeted affiliates, to increase sales volume and to improve DVDPlanet’s share of affiliate business.  DVDPlanet provides customers with weekly email updates on new product releases and sponsor promotions at other entertainment content Web sites.

DVDPlanet implemented a review of all Internet marketing programs in the second half of fiscal 2003.  It was determined that the advertising expenditures in this channel, excluding the affiliate program, did not generate an acceptable return on investment.  All programs have been either discontinued or restructured to provide both improved return on investment and greater ability to adapt to changes in the business climate.

Radio Advertising.  Beginning in late November 2001, DVDPlanet began an ongoing radio advertising campaign.  The radio campaign utilizes Los Angeles-based radio stations with a focus on driving sales at the DVDPlanet retail store.  Throughout the continuing period of radio advertising, revenues for the retail store have shown favorable growth as a result of the advertising.  The retail store has registered many new accounts and the online business has generated new accounts that customers attributed to DVDPlanet’s radio advertising.

Print Media.  DVDPlanet purchased print advertising in the 3rd and 4th quarters of fiscal 2003.  These purchases were funded in part with advertising support funds collected from DVDPlanet’s major studio partners.  Eight page circulars were distributed to DVDPlanet customers via direct mail and in Sunday editions of the Orange County Register.

New Retail Location.  In September 2002, DVDPlanet entered into a lease for approximately 8,500 square feet located in a shopping center in Huntington Beach, California.  The new location benefits from a more efficient floor plan for a retail store than did our previous Westminster, California retail location.  The term of the new lease is five years commencing January 2003, with two five-year options to extend the term.  Minimum monthly rent is approximately $15,000, and Image commenced monthly rent payments on the lease in January 2003.  DVDPlanet received a tenant improvement allowance of $42,500 from the landlord, which DVDPlanet amortizes as a reduction to rent expense over the initial term of the lease.  DVDPlanet is responsible for its pro rata share of common area insurance, property taxes and maintenance costs, currently estimated to be approximately $1,300 per month.  The new DVDPlanet location was open and operational in February 2003.

DVDPlanet’s Westminster location was closed February 9, 2003, a day prior to the opening of the new Huntington Beach location.  The lease on the Westminster store subsequently ended in March 2003.

Results of Operations

Fiscal Year Ended March 31, 2003 Compared to Fiscal Year Ended March 31, 2002

The following tables present consolidated net revenues by format and net revenues by format as a percentage of total consolidated net revenues for the fiscal years ended March 31, 2003 and 2002.  The information in the table below does not represent segment data, but rather is presented for purposes of explaining certain trends within net revenues:

	Fiscal Years Ended March 31,
	2003	2002	% Change
	(in thousands)
Net revenues:
DVD	$98,023	$84,905	15.5%
VHS	3,593	4,678	(23.2)
CD	2,947	1,500	96.5
Broadcast/Sublicense	3,825	3,066	24.8
Laserdisc	0	321	(100.0)
Other	(195)	343	(156.9)
	$108,193	$94,813	14.1%

As a percentage of consolidated net revenues:
DVD	90.6%	89.6%	1.0%
VHS/CD	6.0	6.5	(0.5)
Broadcast/Sublicense	3.5	3.2	0.3
Laserdisc	0.0	0.3	(0.3)
Other	(0.1)	0.4	(0.5)
	100.0%	100.0%	—%

The following table presents consolidated net revenues by reportable business segment for the fiscal years ended March 31, 2003 and 2002:

	Fiscal Years Ended March 31,
	2003	2002	% Change
	(in thousands)
Net revenues:
Domestic Wholesale Distribution	$77,484	$66,376	16.7%
Retail Distribution	21,264	18,678	13.8
International Wholesale Distribution	9,445	9,759	(3.2)
Consolidated	$108,193	$94,813	14.1%

Consolidated net revenues for all segments for the fiscal year ended March 31, 2003 increased 14.1% to $108,193,000, from $94,813,000 for the fiscal year ended March 31, 2002.  Factors that contributed to the increase are detailed below.

Net revenues for our Domestic Wholesale Distribution segment for the 2003 fiscal year increased 16.7% to $77,484,000, from net revenues of $66,376,000 for the 2002 fiscal year.  Management believes this segment’s revenue performance was positively impacted by the growing popularity of the DVD format.  The growing DVD market coupled with wholesale and retail acceptance of our growing catalogue of exclusive DVD programming contributed to the 16.7% increase in segment net revenues.  The segment experienced its growth primarily through sales of programming under exclusive distribution agreements.  Revenues from exclusively distributed programming increased 77.6% to $26,651,000 for fiscal 2003 from $15,009,000 for fiscal 2002.  Management believes that future revenue growth will be primarily dependent upon Image’s ability to continue to acquire desirable new exclusive programming and to renew existing exclusive license and distribution agreements upon their expiration.  Additionally, competition for retail shelf space could limit the levels of our future revenue growth.  See “Item 1.  Business – Competition.”

Net revenues for DVDPlanet, our Retail Distribution segment, for the fiscal year ended March 31, 2003 increased 13.8% to $21,264,000, from net revenues of $18,678,000 for the prior fiscal year.  Net revenues from Internet distribution increased 6.2% to $13,744,000 for fiscal 2003, from $12,941,000 for fiscal 2002.  Management believes DVDPlanet also benefited from the growing popularity of the DVD format.  Management believes DVDPlanet’s competition, which continues to offer aggressive pre-order pricing and free shipping in selected instances, has limited DVDPlanet’s growth.  Shipping fees charged customers totaled $1,343,000 for fiscal 2003, up 16.2% from $1,156,000 for fiscal 2002.  Growing competition from a wide spectrum of DVD retailers, online retailers and rental retailers (including a growing presence online) has also limited DVDPlanet’s growth.  Revenues generated by the retail store were up 34.8%, to $6,177,000 for fiscal 2003, from $4,582,000 for fiscal 2002, primarily as a result of its radio advertising campaign.  DVDPlanet moved its retail location from Westminster, California to Huntington Beach, California in February 2003.  Management believes that the larger location will be more efficient in terms of size, product layout and merchandising.  Management expects the new location to ultimately provide for increased revenues from the store.

Net revenues for our International Wholesale Distribution segment for the fiscal year ended March 31, 2003 were down 3.2% to $9,445,000, from net revenues of $9,759,000 for the fiscal year ended March 31, 2002.  For fiscal 2003 and 2002, revenues of approximately $7,721,000 and $8,412,000, respectively, were derived from international wholesale distribution of Image’s licensed DVD and VHS programming, either through European subdistribution or international sublicenses.  For the fiscal years ended March 31, 2003 and 2002, revenues of approximately $1,724,000 and $1,347,000, respectively, were derived from international and domestic broadcast exploitation of the Image’s licensed programming.  The reduction in comparative fiscal revenues was due to additional sales returns reserves recorded for estimated subdistributor returns totaling $831,000 as a result of the change in method of international distribution.  See “Change in International Video Distribution.”  Our transition from European subdistribution to sublicensed European distribution will initially result in reduced top-line revenues.  Under the new sublicense agreement with BMG, we will report as top-line revenue, the royalty income we receive from BMG.  BMG will distribute our selected exclusive programming throughout Europe.  Prior to the BMG sublicense arrangement, we sold our exclusive programming directly to a network of European subdistributors.  Revenue was recognized based on the selling price to our customers, net of market development funds provided to these customers.  Management believes that the resources of BMG’s European sales force should provide a more efficient and coordinated marketing effort throughout Europe with respect to our exclusive DVD programming.  Management further believes we are now better positioned for our exclusive DVD programming to benefit from the growth in popularity of DVD in Europe, which we believe lags the U.S. in growth by one to two years.  We continue to sublicense our exclusive programming internationally to other territories of the world.  We have also transitioned from distributing our broadcast rights through Aviva and our own internal sales personnel to using NBD as its exclusive worldwide sales agent.  Management’s goal of this transition is to have the experienced and coordinated sales force of NBD maximize the revenue potential of our catalogue of broadcast rights.  See “Change in International Video Distribution.”

The following tables present consolidated cost of sales by reportable business segment and as a percentage of related segment net revenues for the fiscal years ended March 31, 2003, and 2002:

	Fiscal Years Ended March 31,
	2003	2002
	(in thousands)
Cost of sales:
Domestic Wholesale Distribution	$55,537	$43,882
Retail Distribution	17,488	15,377
International Wholesale Distribution	6,630	7,381
Consolidated	$79,655	$66,640

			% Change
As a percentage of segment net revenues:
Domestic Wholesale Distribution	71.7%	66.1%	5.6%
Retail Distribution	82.2	82.3	(0.1)
International Wholesale Distribution	70.2	75.6	(5.4)
Consolidated	73.6%	70.3%	3.3%

Consolidated cost of sales for fiscal 2003 was $79,655,000, or 73.6% of net revenues, compared to $66,640,000, or 70.3% of net revenues, for fiscal 2002.  Accordingly, consolidated gross profit margins were 26.4% and 29.7% for fiscal 2003 and fiscal 2002, respectively.  Several factors leading to the decrease in consolidated gross profit margin are addressed below.

In general, our cost of sales, as a percentage of net revenues, will vary from period to period depending on the mix of revenue recognized from various distribution formats and other factors.  Revenues that typically generate the highest gross profit margins are from domestic distribution of exclusively licensed programming.  International distribution of exclusive programming has typically generated somewhat lower gross profit margins due to lower international selling prices for DVD and VHS programming as compared to the U.S.  Revenues from non-licensed exclusively distributed programming also generate lower gross profit margins than exclusively licensed programming.  Revenues recognized from international sublicense of video programming and revenues recognized from domestic and international broadcast also generate lower gross profit margins than direct distribution of exclusive video programming due to normally higher royalty rates specific to those revenues.  Revenues that generate the Company’s lowest gross profit margins are from nonexclusive distribution of video programming.

Gross margins for the Domestic Wholesale Distribution segment, as a percentage of segment revenues, decreased by 5.6% to 28.3% for fiscal 2003, from 33.9% for fiscal 2002.  The decrease in gross profit margin was due to a higher percentage of segment revenues derived from exclusively distributed programming (which generates comparatively lower gross profit margins than our distribution of exclusively licensed programming) during fiscal 2003 as compared to fiscal 2002.  Additionally, the segment’s gross profit margins were lower due to increased charges to cost of sales (accelerated amortization of royalty advances and distribution fee advances) as a result of lower ultimate revenue forecasts for some of our exclusive DVD and VHS titles.  For comparative purposes, fiscal 2002 segment gross profit margin included a credit of $1,818,000 (or a benefit to gross profit margin of 2.7%) for eliminated reserves related to the discontinuation of our domestic laserdisc distribution operations.

Gross margins for the Retail Distribution segment slightly improved by 0.1% to 17.8% for fiscal 2003, from 17.7% for fiscal 2002.  Although DVDPlanet’s gross profit margin remained consistent, market pricing trends are placing downward pressure on Internet revenue-related gross profit margins.  DVDPlanet has experienced a shift in sales mix toward higher-discounted pre-ordered new DVD releases.  Offsetting these greater discounts, on a gross profit margin basis, are increased levels of market development funds provided by product suppliers (which are recorded as a reduction to cost of sales) to DVDPlanet.  Management believes the current Internet retailing trend of increased price discounting of pre-ordered new DVD releases and free shipping offers will continue for the foreseeable future.  To the extent DVDPlanet further reduces its Internet pricing to meet its competition, its gross profit margins on Internet sales will be negatively impacted in the future, potentially offsetting the gross margin benefit of receiving market development funds from its product suppliers.

Gross margins for the International Wholesale Distribution segment increased by 5.4% to 29.8% for fiscal 2003, from 24.4% for fiscal 2002.  In fiscal 2002, we recorded an impairment write-down of $696,000 in advance royalties paid for the international distribution rights to a line of programming to the estimated fair value based on lower revised estimated ultimate revenues.  Fiscal 2003 gross profit margins were negatively affected by adjustments resulting from the change in method of international video distribution.  We adjusted gross profit lower by approximately $278,000 associated with the additional sales returns reserves recorded for estimated subdistributor returns as well recorded inventory write-downs of $202,000.  See  “Change in International Video Distribution.”  Also, contributing to lower fiscal 2003 gross profit margins were nonaccountable advertising and promotional allowances offered to our international subdistributors during fiscal 2003.  We record these allowances as a reduction of net revenues in accordance with Emerging Issues Task Force (“EITF”) 01-09, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products.  During fiscal 2002, advertising and promotional expenses were only deducted from purchases after review and approval by the Company and, accordingly, were classified as selling expenses rather than a reduction of revenues.  Although royalties payable to our exclusive program suppliers will be higher on BMG generated sublicense income, as compared to revenues generated from our direct European subdistribution of our exclusive programming, we will no longer be obligated to accrue and pay international music publishing fees on exclusive releases as a cost of sales.  The obligation to discharge music publishing to the international music publishing rights societies is now BMG’s as part of their sublicense agreement with the Company.  Additionally, as a result of the BMG’s responsibilities under the sublicense agreement, we will no longer manufacture and package the majority of our exclusive programming for European release (and charge cost of sales upon sale of the programming).  See “Changes in International Video Distribution.”

The following tables present consolidated selling expenses by reportable business segment and as a percentage of related segment net revenues for the fiscal years ended March 31, 2003 and 2002:

	Fiscal Years Ended March 31,
	2003	2002	% Change
	(in thousands)
Selling expenses:
Domestic Wholesale Distribution	$5,247	$4,712	11.4%
Retail Distribution	3,371	2,327	44.9
International Wholesale Distribution	934	1,819	(48.7)
Consolidated	$9,552	$8,858	7.8%

As a percentage of segment net revenues:
Domestic Wholesale Distribution	6.8%	7.1%	(0.3)%
Retail Distribution	15.9	12.5	3.4
International Wholesale Distribution	9.9	18.6	(8.7)
Consolidated	8.8%	9.3%	(0.5)%

Consolidated selling expenses increased 7.8% to $9,552,000 for fiscal 2003, from $8,858,000 for fiscal 2002.  As a percentage of consolidated net revenues, consolidated selling expenses decreased by 0.5% to 8.8% for fiscal 2003, from 9.3% for fiscal 2002.  Factors that led to the decrease in consolidated selling expenses as a percentage of consolidated net revenues for fiscal 2003 as compared to fiscal 2002 are detailed below.

Selling expenses for our Domestic Wholesale Distribution segment were up 11.4% to $5,247,000 for fiscal 2003, from $4,712,000 for fiscal 2002.  As a percentage of segment net revenues, selling expenses for fiscal 2003 were down by 0.3% to 6.8%, from 7.1% for fiscal 2002.  Several of the more significant factors contributing to the increase in absolute dollar segment selling expenses for fiscal 2003, as compared to fiscal 2002 are as follows:  Image incurred increased personnel costs (higher by $621,000, including commissions) from adding regional sales personnel and exclusive brand managers during fiscal 2003 as well as annual salary increases.  The regional sales managers were added to seek new customer accounts and more efficiently handle certain territories.  The exclusive brand managers were added to focus specifically on marketing specific brands we exclusively acquire and distribute.  The increase in selling expenses for fiscal 2003 was partially offset by a reduction in annual advertising expense (lower by $149,000).  Our advertising expenditures on a specific title and line of programming basis will depend on the titles in release and the programs created by the marketing department.  Management believes that higher fiscal 2004 segment advertising expenditures will be necessary to keep Image’s exclusive titles competitive in the retail marketplace with programming released by the major motion picture studios as well as other program suppliers.

Selling expenses for our Retail Distribution segment increased 44.9% to $3,371,000 for fiscal 2003, from $2,327,000 for fiscal 2002.  As a percentage of segment net revenues, selling expenses were up by 3.4% to 15.9%, from 12.5% for fiscal 2002.  The segment incurred increased personnel costs (higher by $635,000, including a $264,000 charge associated with the termination of DVDPlanet’s former General Manager and Vice President), increased expenditures relating to DVDPlanet’s radio campaign, online advertising and affiliate programs, and other promotional campaigns (higher by $259,000) and other general individually insignificant increases in segment selling expenses during fiscal 2003, as compared to fiscal 2002.

Selling expenses for our International Wholesale Distribution segment decreased 48.7% to $934,000 for fiscal 2003, from $1,819,000 for fiscal 2002.  As a percentage of segment net revenues, selling expenses were down by 8.7% to 9.9%, from 18.6% for fiscal 2002.  The segment incurred reduced expenses generated by Aviva totaling $431,000, primarily from lower personnel costs and trade show related expenses.  The Company completed its consolidation of Aviva’s operational responsibilities during the quarter ended December 31, 2002.  Additionally, the segment incurred reduced advertising and promotional expenses recorded as selling expenses during fiscal 2003 (lower by $619,000). These expense reductions were offset, in part, by increased segment personnel costs including Image sales personnel responsible for broadcast sales (now the responsibility of NBD) (higher by $144,000) during fiscal 2003, as compared to fiscal 2002.  In fiscal 2003, we provided our European subdistributors market development funds totaling $508,000 based upon a percentage of their purchases, which are recorded as a reduction of revenues recognized.

The following tables present consolidated general and administrative expenses by reportable business segment and as a percentage of related segment net revenues for the fiscal years ended March 31, 2003 and 2002:

	Fiscal Years Ended March 31,
	2003	2002	% Change
	(in thousands)
General and administrative expenses:
Domestic Wholesale Distribution	$9,137	$9,064	0.8%
Retail Distribution	2,023	2,040	(0.8)
International Wholesale Distribution	1,153	874	31.9
Consolidated	$12,313	$11,978	2.8%

As a percentage of segment net revenues:
Domestic Wholesale Distribution	11.8%	13.7%	(1.9)%
Retail Distribution	9.5	10.9	(1.4)
International Wholesale Distribution	12.2	9.0	3.2
Consolidated	11.4%	12.6%	(1.2)%

Consolidated general and administrative expenses for fiscal 2003 increased 2.8% to $12,313,000, from $11,978,000 for fiscal 2002.  As a percentage of consolidated net revenues, consolidated general and administrative expenses decreased by 1.2% to 11.4% for fiscal 2003, from 12.6% for fiscal 2002.  Factors that led to the decrease in consolidated general and administrative expenses as a percentage of consolidated net revenues for fiscal 2003 as compared to fiscal 2002 are detailed below.

General and administrative expenses for our Domestic Wholesale Distribution segment were up 0.8% to $9,137,000 for fiscal 2003, from $9,064,000 for fiscal 2002.  As a percentage of segment net revenues, general and administrative expenses for fiscal 2003 were 11.8%, down from 13.7% for fiscal 2002, with part of the decrease due to spreading of fixed costs over higher revenues.  The significant fluctuations in segment general and administrative expense line items for fiscal 2003 as compared to fiscal 2002 are as follows:  The segment incurred increased insurance premiums (higher by $239,000) primarily for directors and officers, errors and omissions and property coverage; increased professional fees (higher by $213,000) and increased personnel costs (higher by $203,000) primarily for increased headcount, annual raises, severance and recruitment fees and other general individually insignificant increases in segment general and administrative expenses.  Offsetting the noted expense increases were significant expensed items in fiscal 2002 that did not occur in fiscal 2003.  In fiscal 2002, the segment incurred increased bad debt expense (higher by $557,000) primarily for the provision associated with the Valley Media chapter 11 bankruptcy filing, an unfavorable litigation settlement for $310,000 and a write-off of an investment totaling $150,000.

General and administrative expenses for our Retail Distribution segment decreased 0.8% to $2,023,000 for fiscal 2003, from $2,040,000 for fiscal 2002.  As a percentage of segment net revenues, general and administrative expenses were down by 1.4% to 9.5%, from 10.9% for fiscal 2002.  There were no significant individual fluctuations in segment general and administrative expenses for fiscal 2003 as compared to fiscal 2002.

General and administrative expenses for our International Wholesale Distribution segment increased 31.9% to $1,153,000 for fiscal 2003, from $874,000 for fiscal 2002.  As a percentage of segment net revenues, general and administrative expenses were up by 3.2% to 12.2%, from 9.0% for fiscal 2002.  The segment incurred higher personnel costs associated with additional dedicated segment personnel located at Image (higher by $349,000) and higher legal and tax professional fees (higher by $99,000) offset, in part, by reduced expenses generated by Aviva (lower by $291,000), primarily salaries.  We completed our consolidation of Aviva’s operational responsibilities into Image during the quarter ended December 31, 2002.

Amortization of production costs for fiscal 2003 decreased 15.4% to $4,287,000, or 4.0% of consolidated net revenues for fiscal 2003, from $5,065,000, or 5.3% of consolidated net revenues for fiscal 2002.  This decrease was primarily due to reduced per-title production costs charged by Deluxe Media Services, LLC (formerly Ritek Global Media), the Company’s exclusive DVD and CD manufacturer.

Other expenses for fiscal 2003 were $698,000 and consisted of an impairment charge of $322,000 as a result of the Company’s sale and leaseback of its Las Vegas, Nevada real estate, minority interest in the net earnings of Aviva of $573,000, and $121,000 representing the fair value (based on a Black-Scholes valuation) of the warrant issued to IIC in connection with the partial conversion of their subordinated note payable in March 2003, net of foreign currency transaction gains for fiscal 2003 of $318,000.  Other expense for fiscal 2002 was $192,000 which represents foreign currency transaction losses of $210,000, net of $18,000 of minority interest expense in the net loss of Aviva.

Interest expense, net of interest income of $8,000, decreased 19.5% to $1,454,000, or 1.3% of consolidated net revenues, for fiscal 2003, from $1,806,000, net of interest income of $4,000, or 1.9% of consolidated net revenues for fiscal 2002.  The decrease was attributable to lower weighted average outstanding debt and interest rate levels during 2003 as compared to fiscal 2002.  Our weighted average interest rate for fiscal 2003 and fiscal 2002 was 6.7% and 7.0%, respectively.

We recorded income tax expense of $688,000 for fiscal 2003 based on a consolidated effective tax rate of approximately 58.5% on income before income taxes and cumulative effect on a change in accounting principle.  Included as a component of income tax expense is a provision for a valuation allowance against our deferred tax assets of $551,000.  The valuation allowance fully reserves foreign tax credit carryforwards which have a 5-year life.  We believe the carryforward period may not be long enough to realize the tax benefits of the carryforward through future taxable earnings generated by the Company.  Also increasing the fiscal 2003 effective income tax rate were the size of non-tax deductible expenses in relation to $234,000 in pretax earnings for fiscal 2003.  Income tax benefit of $40,000 for fiscal 2002 was based on a consolidated effective tax rate of approximately 17%.  The effective tax rate was lower in fiscal 2002 due to the disallowance of 45% of the state net operating loss carryforwards negatively impacting the deferred tax asset benefit.  The effective tax rate is subject to ongoing review by management on a regular basis.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets.  SFAS No. 141 requires that the purchase method be used for all business combinations initiated after June 30, 2001.  SFAS No. 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment.  The amortization of goodwill ceases upon adoption of SFAS No. 142.  Image adopted the new rules for measuring the impairment of goodwill and certain intangible assets on April 1, 2002.  The adoption of SFAS No. 142 resulted in a one-time charge of $3,766,000, or $.22 per basic and diluted share, net of an income tax benefit of $2,231,000.  The impairment charge is recorded as a cumulative effect of a change in accounting principle, net of the tax effect, in the accompanying consolidated statement of operations for fiscal 2003.  As a result of this writedown, DVDPlanet has no remaining goodwill.  Goodwill amortization included in fiscal 2002 was $422,000 net of tax.  On a comparative basis, without goodwill amortization expense in fiscal 2002, diluted earnings per share would have been $.02 versus the reported loss per share of $.01.

Consolidated loss before cumulative effect of accounting change for fiscal 2003 was $454,000, or $.03 per diluted share.  Consolidated net loss for fiscal 2002 was $195,000, or $.01 per diluted share.  During fiscal 2003 a cumulative effect of accounting change of $3,766,000, or $.22 per diluted share, net of income tax benefit of $2,231,000, was recorded resulting in a consolidated net loss of $4,220,000, or $.25 per diluted share.

Fiscal Year Ended March 31, 2002 Compared to Fiscal Year Ended March 31, 2001

The following tables present consolidated net revenues by format and net revenues by format as a percentage of total consolidated net revenues for the fiscal years ended March 31, 2002 and 2001.  The information in the table below does not represent segment data, but rather is presented for purposes of explaining certain trends within net revenues:

	Fiscal Years Ended March 31,
	2002	2001	% Change
	(in thousands)
Net revenues:
DVD	$84,905	$90,205	(5.9)%
VHS/CD	6,178	4,527	36.5
Broadcast/Sublicense	3,066	2,985	2.7
Laserdisc	321	1,794	(82.1)
Other	343	522	(34.3)
	$94,813	$100,033	(5.2)%

As a percentage of consolidated net revenues:
DVD	89.6%	90.2%	(0.6)%
VHS/CD	6.5	4.5	2.0
Broadcast/Sublicense	3.2	3.0	0.2
Laserdisc	0.3	1.8	(1.5)
Other	0.4	0.5	(0.1)
	100.0%	100.0%	—%

The following table presents consolidated net revenues by reportable business segment for the fiscal years ended March 31, 2002 and 2001:

	Fiscal Years Ended March 31,
	2002	2001	% Change
	(in thousands)
Net revenues:
Domestic Wholesale Distribution	$66,376	$76,485	(13.2)%
Retail Distribution	18,678	16,886	10.6
International Wholesale Distribution	9,759	6,662	46.5
Consolidated	$94,813	$100,033	(5.2)%

Consolidated net revenues for all segments for the fiscal year ended March 31, 2002 decreased 5.2% to $94,813,000, from $100,033,000 for the fiscal year ended March 31, 2001.  Factors that contributed to the decrease in consolidated net revenues for the fiscal year ended March 31, 2002, as compared to the fiscal year ended March 31, 2001, are detailed below.

Net revenues for our Domestic Wholesale Distribution segment for the fiscal year ended March 31, 2002 decreased 13.2% to $66,376,000, from net revenues of $76,485,000, for the fiscal year ended March 31, 2001.  Management believes this segment’s revenue performance was negatively impacted by economic weakness in the retail sector over the first half of fiscal 2002, coupled with the loss of exclusive revenues from the license agreements with Orion and Universal which expired at the end of the last fiscal year.  Revenue generated from these two agreements totaled $12,924,000 and $9,143,000 for fiscal 2001 and 2000, respectively.  There was no revenue generated from these agreements in fiscal 2002.

Net revenues for DVDPlanet, our Retail Distribution segment, for the fiscal year ended March 31, 2002 increased 10.6% to $18,678,000, from net revenues of $16,886,000, for the fiscal year ended March 31, 2001.  Net revenues of DVD programming sold via the Internet increased 15.5% to $12,746,000 for fiscal 2002, from $11,034,000 for fiscal 2001.  During fiscal 2002, DVDPlanet increased its selling prices to customers as well as shipping fees charged customers.  Shipping fees charged customers totaled $840,000 for fiscal 2002, up 52.2% from $552,000 for fiscal 2001.

Net revenues for our International Wholesale Distribution segment for the fiscal year ended March 31, 2002 were up 46.5% to $9,759,000, from net revenues of $6,662,000, for the fiscal year ended March 31, 2001.  For fiscal 2002 and 2001, revenues of approximately $8,412,000 and $5,299,000, respectively, were derived from international wholesale distribution of Image’s licensed DVD and VHS programming, either through international distribution or international sublicenses.  For the fiscal years ended March 31, 2002 and 2001, revenues of approximately $1,347,000 and $1,363,000, respectively, were derived from international and domestic broadcast exploitation of the Image’s licensed programming.

The following tables present consolidated cost of sales by reportable business segment and as a percentage of related segment net revenues for the fiscal years ended March 31, 2002, and 2001:

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

Consolidated cost of sales for fiscal 2002 was $66,640,000, or 70.3% of net revenues, compared to $70,651,000 or 70.6% of net revenues, for fiscal 2001.  Accordingly, consolidated gross profit margins were 29.7% and 29.4% for fiscal 2002 and fiscal 2001, respectively.  For comparative purposes, exclusive of a fiscal 2002 $1,818,000 credit to cost of sales for the elimination of  reserves related to the discontinuation of our domestic laserdisc distribution operations and a $696,000 charge to cost of sales related to the write-down to estimated net realizable value of advance royalties paid for international distribution rights for a line of programming, consolidated gross profit margin would have been 28.5%, or 0.9% lower than fiscal 2001.  Several factors leading to the decrease in gross profit margin are addressed below.

Gross margins for our Domestic Wholesale Distribution segment, as a percentage of segment revenues, increased by 0.6% to 33.9% for fiscal 2002, from 33.3% for fiscal 2001.  Exclusive of the aforementioned credit to cost of sales related to laserdisc distribution, gross margins for the segment decreased by 2.2% to 31.1% for fiscal 2002 from 33.3% for fiscal 2001.  The decrease was a result of lower revenues from the sale of exclusive programming, due to the loss of the Orion and Universal agreements, in fiscal 2002 compared to fiscal 2001, offset, in part, by lower manufacturing costs for exclusive programming during fiscal 2002.

Gross margins for our Retail Distribution segment improved by 6.6% to 17.7% for fiscal 2002, from 11.1% for fiscal 2001.  The 6.6% improvement in gross profit margin was primarily due to the increase in selling prices to customers as well as an increase in shipping fees charged to customers.

Gross margins for our International Wholesale Distribution segment decreased by 6.1% to 24.4% for fiscal 2002, from 30.5% for fiscal 2001.  For comparative purposes, excluding an impairment write-down of $696,000 in advance royalties paid for the international distribution rights to a line of programming to the estimated fair value of the distribution rights, gross profit margins increased to 31.5% for fiscal 2002, from 30.5% for fiscal 2001.  The increase in gross margins was due to a more favorable sales mix of higher-margin direct European distribution revenues during fiscal 2002 compared to fiscal 2001.

The following tables present consolidated selling expenses by reportable business segment and as a percentage of related segment net revenues for the fiscal years ended March 31, 2002 and 2001:

	Fiscal Years Ended March 31,
	2002	2001	% Change
	(in thousands)
Selling expenses:
Domestic Wholesale Distribution	$4,712	$4,177	12.8%
Retail Distribution	2,327	2,506	(7.1)
International Wholesale Distribution	1,819	1,536	18.4
Consolidated	$8,858	$8,219	7.8%

As a percentage of segment net revenues:
Domestic Wholesale Distribution	7.1%	5.5%	1.6%
Retail Distribution	12.5	14.8	(2.3)
International Wholesale Distribution	18.6	23.1	(4.5)
Consolidated	9.3%	8.2%	1.1%

Consolidated selling expenses increased 7.8% to $8,858,000 for fiscal 2002, from $8,219,000 for fiscal 2001.  As a percentage of consolidated net revenues, consolidated selling expenses increased by 1.1% to 9.3% for fiscal 2002, from 8.2% for fiscal 2001.  Factors that led to the increase in consolidated selling expenses as a percentage of consolidated net revenues for fiscal 2002 as compared to fiscal 2001 are detailed below.

Selling expenses for our Domestic Wholesale Distribution segment were up 12.8% to $4,712,000 for fiscal 2002, from $4,177,000 for fiscal 2001.  As a percentage of segment net revenues, selling expenses for fiscal 2002 were 7.1%, up from 5.5% for fiscal 2001.  During fiscal 2002, Image incurred comparatively higher advertising and product promotional expenditures (higher by $420,000) and increased personnel costs (higher by $180,000), offset, in part, by reduced trade show convention expenditures (lower by $125,000).  Image incurred higher advertising and promotional expenditures on a specific title and line of programming basis.

Selling expenses for our Retail Distribution segment decreased 7.1% to $2,327,000 for fiscal 2002, from $2,506,000 for fiscal 2001.  As a percentage of segment net revenues, selling expenses were down by 2.3% to 12.5%, from 14.8% for fiscal 2001.  The decrease, as a percentage of net sales, was due to a staffing reduction, staffing redeployment and reduced promotional charges initiated in the fourth quarter of fiscal 2001.

Selling expenses for our International Wholesale Distribution segment increased 18.4% to $1,819,000 for fiscal 2002, from $1,536,000 for fiscal 2001.  As a percentage of segment net revenues, selling expenses were down by 4.5% to 18.6%, from 23.1% for fiscal 2001.  The decrease, as a percentage of net sales, was due, in part, to spreading of fixed segment costs over higher comparative fiscal revenues.  On an absolute dollar basis, fiscal 2002 had comparatively higher personnel and trade show convention expenses (higher by $332,000) offset, in part by reduced advertising and promotion expenses (lower by $122,000).

The following tables present consolidated general and administrative expenses by reportable business segment and as a percentage of related segment net revenues for the fiscal years ended March 31, 2002 and 2001:

	Fiscal Years Ended March 31,
	2002	2001	% Change
	(in thousands)
General and administrative expenses:
Domestic Wholesale Distribution	$9,064	$7,937	14.2%
Retail Distribution	2,040	1,557	31.0
International Wholesale Distribution	874	422	107.1
Consolidated	$11,978	$9,916	20.8%

As a percentage of segment net revenues:
Domestic Wholesale Distribution	13.7%	10.4%	3.3%
Retail Distribution	10.9	9.2	1.7
International Wholesale Distribution	9.0	6.3	2.7
Consolidated	12.6%	9.9%	2.7%

Consolidated general and administrative expenses for fiscal 2002 increased 20.8% to $11,978,000 for fiscal 2002, from $9,916,000 for fiscal 2001.  As a percentage of consolidated net revenues, consolidated general and administrative expenses increased by 2.7% to 12.6% for fiscal 2002, from 9.9% for fiscal 2001.  Factors that led to the increase in consolidated general and administrative expenses as a percentage of consolidated net revenues for fiscal 2002 as compared to fiscal 2001 are detailed below.

General and administrative expenses for our Domestic Wholesale Distribution segment were up 14.2% to $9,064,000 for fiscal 2002, from $7,937,000 for fiscal 2001.  As a percentage of segment net revenues, general and administrative expenses for fiscal 2002 were 13.7%, up from 10.4% for fiscal 2001, with part of the increase due to spreading of fixed costs over lower revenues.  The increase in absolute dollar general and administrative expenses for fiscal 2002 results, in part, from higher depreciation and amortization expense (higher by $423,000), a one-time litigation settlement expense accrual (including associated legal fees) totaling $310,000, higher other legal fees (higher by $231,000), higher personnel costs (higher by $225,000), higher professional fess (higher by $169,000) and a write off of an investment of $150,000.  These increased fiscal 2002 expenses were offset, in part, by lower performance-based bonuses in fiscal 2002 as compared to fiscal 2001 (lower by $584,000).

General and administrative expenses for our Retail Distribution segment increased 31.0% to $2,040,000 for fiscal 2002, from $1,557,000 for fiscal 2001.  As a percentage of segment net revenues, general and administrative expenses were up by 1.7% to 10.9%, from 9.2% for fiscal 2001.  The increase, as a percentage of net sales, was primarily due to the higher costs related to personnel (including management information systems and third-party computer programmer service-higher by $208,000), higher depreciation and amortization expenses (higher by $120,000), higher bank credit card servicing fees (higher by $73,000) and higher rent expense (higher by $64,000) for fiscal 2002.

General and administrative expenses for our International Wholesale Distribution segment increased 107.1% to $874,000 for fiscal 2002, from $422,000 for fiscal 2001.  As a percentage of segment net revenues, general and administrative expenses were up by 2.7% to 9.0%, from 6.3% for fiscal 2001.  The increase in absolute dollar general and administrative expenses was primarily due to increased personnel costs (higher by $336,000).

Amortization of production costs for fiscal 2002 increased 4.1% to $5,065,000, or 5.3% of consolidated net revenues for fiscal 2002, from $4,867,000, or 4.9% of consolidated net revenues for fiscal 2001.  This increase resulted primarily from an increase in exclusive programming released internationally during fiscal 2002 compared to fiscal 2001.  Amortization of production costs for fiscal 2002 included $854,000 attributable to the International Wholesale Distribution segment as compared to $647,000 for fiscal 2001.

Interest expense, net of interest income of $4,000, for fiscal 2002 increased 4.8% to $1,806,000, or 1.9% of consolidated net revenues, from $1,724,000, net of interest income of $26,000, or 1.7% of consolidated net revenues for fiscal 2001.  The increase is attributable to higher weighted average outstanding debt levels offset, in part, by lower weighted average interest rate levels during 2002 as compared to fiscal 2001.  Our weighted average interest rate for fiscal 2002 and fiscal 2001 was 7.0% and 9.1%, respectively.

Other expense for fiscal 2002 was $192,000, which represents foreign currency transaction losses of $210,000 net of $18,000 minority interest in the net loss of Aviva.  Other income for fiscal 2001 consisted of a gain on sale of land in Nevada of $499,000, net of foreign currency transaction losses of $179,000 and minority interest in the net earnings of Aviva of $31,000.

We recorded an income tax benefit of $40,000 for fiscal 2002 based on a consolidated effective tax rate of approximately 17%.  The effective tax rate was lower than the previously estimated 36% due to the disallowance of 45% or the state net operating loss carryforwards negatively impacting the deferred tax asset benefit.  Income tax benefit of $3,996,000 for fiscal 2001 reflects the elimination of the valuation allowance recorded against the deferred tax assets as a result of management’s estimates that future taxable income will be sufficient to utilize the entire benefit of the deferred tax assets.  The effective tax rate is subject to on going review by management on a regular basis.

Consolidated net loss for fiscal 2002 of $195,000, or $.01 per diluted share, compared to consolidated net earnings for fiscal 2001 of $8,432,000, or $.50 per diluted share.

Inflation

Management believes that inflation is not a material factor in the operation of our business at this time.

Recently Issued Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets.  SFAS No. 141 requires that the purchase method be used for all business combinations initiated after June 30, 2001.  SFAS No. 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment.  The amortization of goodwill ceases upon adoption of SFAS No. 142.  Image adopted the new rules for measuring the impairment of goodwill and certain intangible assets on April 1, 2002.  The adoption of SFAS No. 142 resulted in a one-time, noncash, charge of $3,766,000, or $.22 per diluted share, net of an income tax benefit of $2,231,000.  The impairment charge is recorded as a cumulative effect of a change in accounting principle, net of the tax benefit, in the accompanying consolidated statement of operations for fiscal 2003.  As a result of this writedown, DVDPlanet has no remaining goodwill.  Goodwill amortization for fiscal 2002 was $422,000 net of related tax benefit or $.03 per diluted share.  Reported loss per share of $.01 for fiscal 2002 would have been earnings per diluted share of $.02 exclusive of the impact of goodwill amortization.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes both SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of and the accounting and reporting provisions of Accounting Principles Board (“APB”) Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion).  SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS No. 121.  The Company adopted the provisions of SFAS No. 144 during the quarter ended June 30, 2002.  The adoption of SFAS No. 144 did not have a material impact on the Company’s financial statements because the impairment assessment under SFAS No. 144 is largely unchanged from SFAS No. 121.

On July 30, 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.  SFAS No. 146 nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in Restructuring).  SFAS No. 146 requires that a liability be recognized for those costs only when the liability is incurred, that is, when it meets the definition of a liability in FASB’s conceptual framework.  SFAS No. 146 also establishes a fair value as the objective for initial measurement of liabilities related to exit or disposal activities.  SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002.  The adoption of SFAS No. 146 did not have a material impact on the Company’s financial position or results of operations.

In November 2002, the FASB issued FASB Interpretation No. (“FIN”) 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN 45 are effective for interim and annual periods beginning after December 15, 2002. The initial recognition and initial measurement requirements of FIN 45 are effective prospectively for guarantees issued or modified after December 31, 2002. The adoption of the recognition and initial measurement requirements of FIN 45 did not have a material impact on the Company’s financial position, cash flows or results of operations.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB No. 123.  SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results and have been included herein.  The disclosure requirements shall be effective for financial statements for fiscal years ending after December 15, 2002.  The interim disclosure provisions are effective for financial statements for interim periods beginning after December 15, 2002.

In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities. This interpretation clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The recognition and measurement provisions of FIN 46 are effective for newly created variable interest entities formed after January 31, 2003, and for existing variable interest entities on the first interim or annual reporting period beginning after June 15, 2003. We do not expect the adoption of FIN 46 to have a material impact on our consolidated financial statements.

In March 2003, the EITF reached a consensus on Issue No. 02-16, Accounting by a Customer (including a Reseller) for Consideration Received from a Vendor.  According to EITF No. 02-16, vendor allowances are to be recognized as a reduction in cost of sales, unless the allowance represents a reimbursement of a specific, incremental and identifiable cost incurred to sell the vendor’s products.  This guidance is consistent with the Company’s recording of consideration received from a vendor.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities.  SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133. Accounting for Derivative Instruments and Hedging Activities.  SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except for certain hedging relationships designated after June 30, 2003.  Since we do not currently transact in such instruments nor undertake hedging transactions, we do not expect the adoption of this statement to have a material impact on our financial condition or results of operations.

In May 2003, the FASB issued SFAS No.150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.  SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances).  SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  We do not expect the adoption of this statement to have a material impact on our financial condition or results of operations.

Liquidity and Capital Resources

Our working capital requirements vary primarily with the level of our program acquisition, production and distribution activities.  Recurring principal uses of working capital in the Company’s operations are for acquiring exclusive programming (i.e., royalty payments, including advance payment against future royalties to program suppliers), advance payments under exclusive distribution agreements, manufacturing and production costs, costs of acquiring finished programming for exclusive and nonexclusive distribution, selling, general and administrative expenses and debt service.

Availability of working capital is a substantial factor in Image’s ability to acquire new programming.  Therefore, maximizing available working capital is critical to our business operations.  Our financial resources are limited and in the future we may need to raise additional funding to continue expanding operations and acquiring desirable programming.  Should additional funds be raised through the issuance of equity or convertible debt securities, the percentage ownership of Image’s existing stockholders may be reduced.  Should additional funds be raised through the issuance of debt, our interest expense would increase.  If adequate funds are not available or are unavailable on acceptable terms, the Company may find it is unable to fund expansion of operations, take advantage of acquisition opportunities, develop or enhance programming or services, or respond to competitive pressures in the industry.

The following table summarizes the Company’s contractual obligations at March 31, 2003 and the effects of such obligations are expected to have on liquidity and cash flow in future periods:

	Payments due by period
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual obligations:
Long-term debt obligations	$4,407	$1,591	$2,816	$—	$—
Capital lease obligations	925	569	356	—	—
Operating lease obligations	6,365	930	1,214	1,243	2,978
Licensing and exclusive distribution agreements	10,933	5,016	5,717	200	—
Total	$22,630	$8,106	$10,103	$1,443	$2,978

Sources and Uses of Working Capital for Fiscal 2003.

Our cash balance increased to $2,672,000 at March 31, 2003, from $303,000 at March 31, 2002.  The primary reasons for the increase are as follows:  Net cash provided by operating activities in fiscal 2003 was $5,269,000.  In March 2003, we received a $3 million royalty advance from BMG (see “Royalty Advance from BMG” below).  Accrued music publishing fees increased to $4.3 million at March 31, 2003, from $3.2 million at March 31, 2002.  Through our representatives, we are working with the respective domestic music publishers and international publishing rights societies to solidify rates on music programming released in the DVD and VHS formats.  The Company has recorded the accruals based upon its best estimates of the liabilities (utilizing supporting contractual rates, current industry trends and historical activity).  The Company expects to ultimately finalize rates on the majority of its releases and schedule the pay-down of accrual to date in the coming fiscal year.  Net cash provided by investing activities in fiscal 2003 was $3,821,000.  We received approximately $5.7 million from the sale of property in Las Vegas, Nevada (see “Sale and Leaseback of Las Vegas, Nevada Property” below). We incurred $1,847,000 of capital expenditures during fiscal 2003.  Net cash used in financing activities in fiscal 2003 was $6,721,000. We raised $2.0 million in a private placement (see “Private Placement of Common Stock” below). We reduced our interest-bearing debt during fiscal 2003.  Scheduled principal payments reduced the outstanding balances of our subordinated note with Ritek Taiwan, our equipment note payable with Bank of America and our capital lease obligations. Additionally, during fiscal 2003, we retired our convertible subordinated note payable to Image Investors Co. through a combination of cash payment and issuance of common stock (see “Retirement of IIC Convertible Subordinated Note Payable” below).

The Company’s Liquidity Position at March 31, 2003

At March 31, 2003, we had cash of $2,672,000 and borrowing availability of $6,527,000 and $1,000,000, respectively, under our revolving credit and term loan facilities with Wells Fargo Foothill (“Foothill”).  Our revolving credit obligation to Foothill was $10,520,000 and we had one outstanding standby letter of credit for $150,000 issued by Foothill to secure trade payables to a program supplier.  Our future fiscal obligations for royalty advances, distribution fees, minimum guarantees and other fees totaled $5,016,000 due during fiscal 2004, $3,976,000 due in fiscal 2005, $1,741,000 due in fiscal 2006, $100,000 due in fiscal 2007 and $100,000 due in fiscal 2008.  These advances and guarantees are recoupable against future royalties and distribution fees earned by our exclusive program suppliers in connection with revenues generated by those rights.

Image faces competition in securing exclusive rights from independent distribution companies as well as major motion picture studios and music labels.  Historically, we have paid significant up-front advances against future royalties and distribution fees to secure exclusive DVD and other home entertainment format distribution rights.  Continued availability of sufficient working capital is a substantial factor in our ability to license and produce new exclusive programming and acquire programming for exclusive distribution.  Therefore, maximizing available working capital is critical to our business operations.  Without sufficient working capital, we may not be able to remain competitive with advance offers from competitors who might be willing to pay larger advances or who have greater financial resources.  During the prior three fiscal quarters, we implemented steps to provide additional working capital and reduce debt including  (1) increasing the maximum borrowing availability under our revolving credit facility with Foothill by $2.0 million (from $15.0 million to $17.0 million), (2) receiving $5.7 million from the sale and leaseback of our Las Vegas, Nevada distribution facility and adjacent vacant land, (3) raising $2.0 million through a private placement sale of Image’s common stock, (4) receiving a $3.0 million initial advance from BMG and (5) converting $1.05 million of the remaining $2.55 million due Image Investors Co. (“IIC”) under the convertible subordinated note payable to common stock and repaying the remaining $1.5 million due under the note.  We will continue to focus on effectively managing our capital resources and seeking appropriate financing when necessary in order to acquire rights to the programming we desire in order to fully execute on our business plans.

Sale and Leaseback of Las Vegas, Nevada Property.  On September 3, 2002, Image entered into an agreement to sell and leaseback its Las Vegas, Nevada distribution facility and adjacent vacant land to Spencer Street Investors, LLC, an affiliate of RDS Investment & Development, LLC, an unrelated third party.  On November 8, 2002, escrow on the sale closed on approximately 8.11 acres, consisting of Image’s 76,000 square foot warehouse and distribution facility on 4.04 acres, and the adjacent 4.07 acres of vacant land for $6.0 million.

We received net proceeds of approximately $3.0 million, after deducting transactional costs (such as sales commissions and escrow fees, etc.) and approximately $2.7 million, which was paid to Bank of America in Nevada to retire the Company’s revolving credit facility that was secured by the real estate sold.  Image used the net proceeds from the transaction to pay down $1.0 million of the outstanding balance under the IIC loan and approximately $2.0 million of the then-outstanding balance under the Foothill revolving credit and term loan facilities.  See “Note 5.  Property, Equipment and Improvements” to the accompanying consolidated financial statements.

Private Placement of Common Stock.  On September 25, 2002, Image closed its sale of $2.0 million of common stock in a private placement to Standard Broadcasting Corporation Limited, the largest privately-owned multi-media company in Canada and the ultimate parent of Image’s exclusive Canadian distributor.  Image used the net proceeds from the transaction to pay down $750,000 of the outstanding balance under the IIC loan and approximately $1.25 million of the then-outstanding balance under the Foothill revolving credit and term loan facilities.  See “Note 9.  Private Placement of Common Stock” to the accompanying consolidated financial statements.

Royalty Advance from BMG.  Under the January 2003 agreement with BMG, Image received a $3.0 million royalty advance in March 2003, fully recoupable by BMG against quarterly royalties due to Image under the agreement.  The Company used the funds to pay down its outstanding borrowings under its revolving credit facility with Foothill.  Based upon actual quarterly sales of Image programming in the territories, BMG will recoup quarterly royalties from the $3 million previously advanced to Image.  BMG will provide additional quarterly royalty advances so that for the first three years of the agreement term, the outstanding royalty advance to Image at any given time will be a constant $3 million.  During the first three quarters of the fourth year of the term, BMG will reduce the outstanding royalty advance to Image to $1.5 million by not re-advancing royalties quarterly.   During the fourth quarter of the fourth year, BMG may recoup the entire remaining balance of $1.5 million.  The agreement contains a formula to pay an additional lesser advance at the beginning of the final fifth year which is to be recouped by BMG in the final year of the term.  Image must repay any outstanding unrecouped royalty advance within 30 days following the final BMG reporting at the conclusion of BMG’s sell-off period following the expiration of the five-year term.

Retirement of IIC Convertible Subordinated Note Payable.  In March 2003, the Company and Image Investors Co. (“IIC”) reached an agreement to retire early the remaining balance due under Image’s convertible subordinated note payable to IIC with a combination of cash and Image common stock.  IIC is Image’s largest shareholder, and is owned and controlled by John W. Kluge and Stuart Subotnick.

To retire the obligation early, the Company paid $1,500,000 in cash, plus accrued interest of $54,000.  Image issued 567,568 shares of its common stock at $1.85 per share to satisfy the remaining $1,050,000 in principal due.  In connection with the partial conversion of the balance due under the note into common stock, Image issued IIC a five-year warrant to purchase up to 100,000 more shares at $2.04 per share. The warrant is exercisable beginning one year from its issuance.  The restricted stock will be unregistered and subject to Rule 144 under the Securities Act of 1933, as amended.  IIC will have limited registration rights.  Image recorded a charge of $121,000 as a component of other expenses, in the accompanying statement of operations for fiscal 2003 for the estimated fair value of the warrant (valued using the Black-Scholes valuation model)

Conclusion.  Management believes that projected cash flows from operations, borrowing availability under its revolving lines of credit, cash on hand and trade credit will provide the necessary capital to meet the Company’s projected cash requirements for at least the next 12 months.  However, any projections of future cash needs and cash flows are subject to substantial uncertainty.  See “Forward-Looking Statements.”

ITEM 7A.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates and foreign currency exchange rates.  Changes in interest rates and, in the future, changes in foreign currency exchange rates have and will have an impact on our results of operations.

Interest Rate Fluctuations.  At March 31, 2003, approximately $11.0 million of our outstanding borrowings are subject to changes in interest rates; however, we do not use derivatives to manage this risk.  This exposure is linked to the prime rate and LIBOR.  We believe that moderate changes in the prime rate or LIBOR would not materially affect the operating results or financial condition of the Company.  For example, a 1% change in interest rates would result in an approximate $110,000 annual impact on pretax income (loss) based upon those outstanding borrowings at March 31, 2003.

Foreign Exchange Rate Fluctuations.  At March 31, 2003, approximately $2.7 million of our accounts receivables related to international distribution and denominated in foreign currencies are subject to foreign exchange rate risk in the future.  We distribute certain of our licensed DVD and VHS programming (for which the Company has international distribution rights) internationally through international subdistributors and sublicensees.  Additionally, we exploit international broadcast rights to its licensed entertainment programming (for which we have international broadcast rights).  We believe that moderate changes in the foreign exchange rates will not materially affect the operation results or financial condition of the Company.  For example, a 10% change in exchange rates would result in an approximate $270,000 impact on pretax income (loss) based upon those outstanding receivables at March 31, 2003.  To date, the Company has not entered into foreign currency exchange contracts.

ITEM 8.              FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Shareholders

Image Entertainment, Inc.:

We have audited the accompanying consolidated financial statements of Image Entertainment, Inc. and subsidiaries as listed in the accompanying index.  In connection with our audits of the consolidated financial statements, we also have audited the accompanying financial statement schedule, as listed in the accompanying index.  These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Image Entertainment, Inc. and subsidiaries as of March 31, 2003 and 2002 and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2003, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

On April 1, 2002, the Company adopted Financial Accounting Standards Board Statement No. 142, Accounting for Goodwill.

/s/ KPMG LLP

Los Angeles, California

June 13, 2003

CONSOLIDATED BALANCE SHEETS

March 31, 2003 and 2002

ASSETS

(In thousands)	2003	2002
Current assets:
Cash	$2,672	$303
Accounts receivable, net of allowances of $6,070 – 2003; $5,374 – 2002	20,454	18,376
Inventories (Note 4)	15,613	15,663
Royalty and distribution fee advances	8,666	8,065
Prepaid expenses and other assets	803	1,732
Deferred tax assets, net (Note 12)	1,535	1,593
Total current assets	49,743	45,732
Noncurrent inventories, principally production costs (Note 4)	2,755	3,091
Noncurrent royalty and distribution advances	10,118	10,040
Noncurrent deferred tax assets, net (Note 12)	4,709	2,832
Property, equipment and improvements, net (Notes 5 and 7)	6,850	13,851
Other assets	320	355
Goodwill, net of accumulated amortization of $1,632 – 2002 (Note 1)	—	5,997
	$74,495	$81,898

See accompanying notes to consolidated financial statements.

LIABILITIES AND SHAREHOLDERS’ EQUITY

(In thousands, except share data)	2003	2002
Current liabilities:
Accounts payable	$9,771	$13,902
Accrued liabilities	2,919	2,843
Accrued royalties and distribution fees	7,032	3,827
Accrued music publishing fees	4,256	3,193
Deferred revenue – BMG (Note 2)	3,000	—
Revolving credit facility (Note 6)	10,520	9,834
Current portion of long-term debt (Note 6)	1,591	2,370
Current portion of capital lease obligations (Note 7)	569	619
Total current liabilities	39,658	36,588
Long-term debt, less current portion (Note 6)	2,816	11,859
Capital lease obligations, less current portion (Note 7)	356	943
Total liabilities	42,830	49,390
Commitments and Contingencies (Notes 6 and 8)
Shareholders’ equity (Notes 6, 9 and 10):
Preferred stock, $1 par value, 3,366,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value, 30,000,000 shares authorized; 18,225,000 and 15,828,000 issued and outstanding in 2003 and 2002, respectively	32,916	29,850
Additional paid-in capital	3,774	3,463
Accumulated deficit	(5,025)	(805)
Net shareholders’ equity	31,665	32,508
	$74,495	$81,898

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended March 31, 2003, 2002 and 2001

(In thousands, except per share data)	2003	2002	2001
NET REVENUES	$108,193	$94,813	$100,033

OPERATING COSTS AND EXPENSES:
Cost of sales	79,655	66,640	70,651
Selling expenses	9,552	8,858	8,219
General and administrative expenses	12,313	11,978	9,916
Amortization of production costs	4,287	5,065	4,867
Amortization of goodwill	—	509	509
	105,807	93,050	94,162

EARNINGS FROM OPERATIONS	2,386	1,763	5,871

OTHER EXPENSES (INCOME):
Interest expense	1,454	1,806	1,724
Other (Notes 3, 5 and 13)	698	192	(289)
	2,152	1,998	1,435
EARNINGS (LOSS) BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	234	(235)	4,436

INCOME TAX EXPENSE (BENEFIT) (Notes 12 and 13)	688	(40)	(3,996)

EARNINGS (LOSS) BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	(454)	(195)	8,432

CUMULATIVE EFFECT OF ACCOUNTING CHANGE, NET OF INCOME TAX BENEFIT OF $2,231	(3,766)	—	—

NET EARNINGS (LOSS)	$(4,220)	$(195)	$8,432

NET EARNINGS (LOSS) PER SHARE BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE:
Basic	$(.03)	$(.01)	$.52
Diluted	$(.03)	$(.01)	$.50
CUMULATIVE EFFECT OF ACCOUNTING CHANGE, NET	(.22)	—	—

NET EARNINGS (LOSS) PER SHARE:
Basic	$(.25)	$(.01)	$.52
Diluted	$(.25)	$(.01)	$.50

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	16,812	15,821	16,257
Diluted	16,812	15,821	17,637

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Notes 6, 9, 10 and 12)

For the Years Ended March 31, 2003, 2002 and 2001

(In thousands)	Common Stock		Additional Paid-In Capital	Accumulated Deficit

	Shares	Amount
BALANCES, March 31, 2000	16,462	$31,819	$3,064	$(9,042)
Issuance of restricted stock units	35	246	—	—
Repurchase of common stock	(648)	(2,300)	—	—
Elimination of valuation allowance – stock option compensation	—	—	256	—
Net earnings	—	—	—	8,432

BALANCES, March 31, 2001	15,849	29,765	3,320	(610)
Repurchase of common stock	(47)	(114)	—	—
Issuance of restricted stock units	26	199	—	—
Issuance of stock warrant	—	—	143	—
Net loss	—	—	—	(195)

BALANCES, March 31, 2002	15,828	29,850	3,463	(805)
Issuance of common stock	2,369	2,861	—	—
Issuance of restricted stock units	26	201	—	—
Exercise of options	2	4	—	—
Issuance of stock warrants	—	—	311	—
Net loss	—	—	—	(4,220)

BALANCES, March 31, 2003	18,225	$32,916	$3,774	$(5,025)

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended March 31, 2003, 2002 and 2001

(In thousands)	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)	$(4,220)	$(195)	$8,432
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Cumulative effect of accounting change, net of deferred tax benefit of $2,231	3,766	—	—
Amortization of production costs	4,287	5,065	4,867
Amortization of goodwill	—	509	509
Depreciation and other amortization	2,752	2,682	2,128
Amortization of stock warrant and restricted stock units	394	286	255
Provision for lower of cost or market inventory writedowns	307	324	148
Provision for estimated doubtful accounts receivable	108	597	555
Impairment charge- Las Vegas, Nevada real estate	322	—	(499)
Loss on disposal of assets	106	—	—
Deferred income taxes – continuing operations	412	(171)	(3,998)
Changes in assets and liabilities associated with operating activities:
Accounts receivable	(2,186)	(4,580)	(1,491)
Inventories	187	(778)	169
Royalty and distribution fee advances	(680)	(4,496)	(4,011)
Production cost expenditures	(4,395)	(4,743)	(5,925)
Prepaid expenses and other assets	894	(23)	134
Accounts payable, accrued royalties, fees and liabilities	215	48	3,805
Deferred revenue – BMG	3,000	—	—
Net cash provided by (used in) operating activities	5,269	(5,475)	5,078

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,847)	(609)	(3,520)
Net proceeds from sale of land	5,668	—	1,399
Net cash provided by (used in) investing activities	3,821	(609)	(2,121)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facility	$106,592	$93,716	$95,555
Repayments of borrowings under revolving credit facility	(106,192)	(86,199)	(103,742)
Repayments of long-term debt	(8,487)	(1,451)	(172)
Principal payments under capital lease obligations	(637)	(415)	(371)
Borrowings under long-term debt	—	244	7,147
Issuance of common stock	2,000	—	—
Repurchase of common stock	—	(114)	(2,300)
Other	3	—	—
Net cash (used in) provided by financing activities	(6,721)	5,781	(3,883)
NET INCREASE (DECREASE) IN CASH:	2,369	(303)	(926)
Cash at beginning of year	303	606	1,532
Cash at end of year	2,672	303	606
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$1,481	$1,311	$1,714
Income taxes	$10	$—	$—

See accompanying notes to consolidated financial statements

SUPPLEMENTAL DISCLOSURES OF NONCASH OPERATING, INVESTING AND FINANCING ACTIVITIES:

In March 2003, the Company issued 567,568 shares of its unregistered common stock to retire the remaining $1,050,000 in principal due under the convertible subordinated note payable with Image Investors Co., the Company’s largest shareholder.  In connection with the partial conversion of the note, the Company issued Image Investors Co. a warrant to purchase up to 100,000 shares of the Company’s unregistered common stock at $2.04. The fair value of the warrant on the issuance date, $121,000, was calculated using the Black-Scholes valuation model and was recorded as other expenses in the accompanying consolidated statement of operations for fiscal 2003 and additional paid in capital in the accompanying consolidated balance sheet at March 31, 2003.  See “Note 6. Debt-Convertible Subordinated Note Payable”.

In September 2002, the Company issued Standard Broadcasting Corporation Limited a warrant to purchase up to 270,198 shares of the Company’s unregistered common stock at $1.22 per share.  The fair value of the warrant on the issuance date, $189,000, was calculated using the Black-Scholes valuation model and was recorded in shareholders’ equity as part of the $2.0 million net proceeds of the related private placement.

On July 1, 2002, July 9, 2001 and June 30, 2000, the Company issued 19,884, 19,884 and 28,674 shares of common stock, respectively, to officers (net of shares withheld for payment of related income taxes) in connection with the vesting of restricted stock units.  The Company increased common stock at July 1, 2002, July 9, 2001 and June 30, 2000 by approximately $190,000, $173,000 and $215,000, respectively, such amounts representing the value of the total vested shares as of the respective grant dates less the value of shares withheld for payment of related income taxes on the vesting dates.

In October 2001, the Company issued Lighthouse Capital Management Corp., a financial consultant, a warrant to purchase 150,000 shares of the Company’s unregistered common stock at specified price points and valued at approximately $143,000 using the Black-Scholes valuation model on the issuance date.  The warrant value was recorded as a component of prepaid expenses and other assets and additional paid-in capital in the accompanying consolidated balance sheet at March 31, 2002.  See “Note 10.  Stock Awards, Options and Warrants.”

In January and October 2001, the Company issued 6,720 shares of common stock to certain members of the Company’s Board of Directors, respectively, in connection with the vesting of restricted stock units.  The Company increased common stock in January and October 2001 by approximately $31,000 and $26,000, respectively, the value of the total vested shares as of the grant dates.

In July 2001, the Company leased DVD production equipment totaling $915,000.

During fiscal 2001, the Company recorded an increase in additional paid-in capital of $256,000 which represents the benefit from net operating loss carryforwards created by the exercise of non-qualified stock options previously exercised.

See accompanying notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Basis of Presentation and Summary of Significant Accounting Policies.

Basis of Presentation and Principles of Consolidation.  The accompanying consolidated financial statements include the accounts of Image Entertainment, Inc. (“Image”), its wholly-owned subsidiary, DVDPlanet.com, Inc. (“DVDPlanet”), and Image’s controlled 50%-owned joint venture, Aviva International, LLC (“Aviva”) (collectively, the “Company”).  All significant inter-company balances and transactions have been eliminated in consolidation.  DVDPlanet was acquired in January 1999 and Aviva was formed in June 1999.  Aviva ceased active operations effective December 31, 2002.

Business.  The Company is engaged primarily in the worldwide distribution of a broad range of entertainment programming on DVD and in other home entertainment formats under exclusive license and distribution agreements.  To a lesser extent, the Company also distributes DVD and other types of home entertainment programming on a nonexclusive basis domestically.

Use of Estimates in Preparation of Financial Statements.  The preparation of the Company’s consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements.  The significant areas requiring the use of management estimates are related to provisions for lower of cost or market inventory writedowns, doubtful accounts receivables, unrecouped royalty and distribution fee advances and sales returns.  Although these estimates are based on management’s knowledge of current events and actions management may undertake in the future, actual results may ultimately differ from those estimates.

Fair Value of Financial Instruments.  The carrying amount of the Company’s financial instruments, which principally include cash, trade receivables, accounts payable and accrued expenses, approximates fair value due to the relatively short maturity of such instruments.

The fair value of the Company’s debt instruments approximate the amount of future cash flows associated with each instrument.  At March 31, 2003 and 2002, the carrying value of all financial instruments was not materially different from fair value, as the fixed rate debt approximates rates currently available to the Company.

Revenue Recognition.  All revenue is recognized upon meeting all the recognition requirements of American Institute of Certified Public Accountants Statement of Position (“SOP”) 00-2, Accounting by Producers or Distributors of Films.  Revenues from home video distribution are recognized, net of an allowance for estimated returns, as well as related costs, in the period in which the product is available for sale by the Company’s customers.  Revenues from domestic and international broadcast licensing and home video sublicensing, as well as associated costs, are recognized when the programming is available to the licensee and other recognition requirements of SOP 00-2 are met.  Revenue from retail sales is recognized at the point of sale to the customer.  Revenue from wholesale sales of product inventory is recognized at the point that title and risk of loss transfer to the customer, which is generally upon receipt by the customer.  Revenue from Internet sales is recognized at the point that title and risk of loss transfer to the customer, which is generally upon receipt by the customer.  Fees received in advance of availability are deferred until other revenue recognition requirements have been satisfied.  As of March 31, 2003, deferred revenue totaled $3,855,000.  In all instances, provisions for uncollectible accounts receivable are provided at the time of sale.

Inventories.  Inventories consist primarily of finished products for sale (which are stated at the lower of cost or market, with cost being determined on an average cost basis) and unamortized capitalized production costs.

Production Costs.  The costs to produce licensed programming for domestic and international distribution include the cost of converting film prints or tapes into the optical disc format.  Costs also include menu design, authoring, compression, subtitling, closed captioning, service charges related to disc manufacturing, ancillary material production, product packaging design and related services and the overhead of the Company’s creative services and production departments.  A percentage of the capitalized production costs is amortized to expense each month based upon (i) a projected revenue stream resulting from distribution of new and previously released exclusive programming related to such production costs and (ii) management’s estimate of the ultimate net realizable value of the production costs.  Estimates of future revenues are reviewed periodically and amortization of production costs is adjusted accordingly.  If estimated future revenues are not sufficient to recover the unamortized balance of production costs, such costs are reduced to their estimated net realizable value.

Royalty and Distribution Fee Advances.  Royalty and distribution fee advances represent fixed minimum payments made to program suppliers for exclusive programming distribution rights.  A program supplier’s share of exclusive program distribution revenues is retained by the Company until the share equals the advance(s) paid to the program supplier.  Thereafter, any excess is paid to the program supplier.  In the event of an excess, the Company records, as a cost of sales, an amount equal to the program supplier’s share of the net distribution revenues.  Royalty and distribution fee advances are charged to operations as revenues are earned.  Royalty and distribution fee advances are amortized to expense in the same ratio that current period revenue for a title or group of titles bear to the estimated remaining unrecognized ultimate revenue for that title (the “Individual-Film-Forecast-Computation Method”).  Revenue and cost forecasts are continually reviewed by management and revised when warranted by changing conditions.  When estimates of total revenues and costs indicated that an individual title or group of cross-collateralized titles which the Company exploits via home entertainment formats such as home video, CD or broadcast, will result in an ultimate loss, additional amortization is recognized to the extent that capitalized advance royalties and distribution fees exceed estimated fair value in the period when estimated.

Property, Equipment and Improvements.  Property, equipment and improvements are stated at cost less accumulated depreciation and amortization.  Major renewals and improvements are capitalized; minor replacements, maintenance and repairs are charged to current operations.  Certain costs in developing the DVDPlanet Web site, as well as costs incurred for the development of internal use software associated with operation of Image’s fulfillment and distribution facility, were capitalized pursuant to the SOP 98-1, Accounting for Costs of Computer Software Developed or Obtained for Internal Use.  Depreciation and amortization are computed by applying the straight-line method over the estimated useful lives of the machinery, equipment and software (3-7 years).  Leasehold improvements are amortized over the shorter of the useful life of the improvement or the life of the related lease.

Advertising Costs.  The Company’s advertising expense comprises expenditures related to advertising in trade and consumer publications, product brochures and catalogs, booklets for sales promotion, radio advertising and other promotional costs.  In accordance with SOP 93-7, Reporting on Advertising Costs, the Company expenses advertising costs in the period in which the advertisement takes place.  The costs of trade and consumer advertising space is capitalized and reported as expense in the period the space is used.  Product brochures and catalogs and certain other promotional costs are capitalized and amortized over the expected period of future benefit, but generally not exceeding six months.  At March 31, 2003 and 2002, prepaid advertising costs for Image were $271,000 and $451,000, respectively.  For fiscal 2003, 2002 and 2001, advertising and promotion expense was $2,103,000, $2,623,000 and $2,156,000, respectively.

Market Development Funds.  In accordance with Emerging Issues Task Force (“EITF”) 01-09, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products, the Company has classified market development funds deducted from payment for purchases by customers as a reduction to revenues.  All prior periods presented have been reclassified to comply with the guidelines of this issue.  Previously, the Company had classified market development funds as selling expenses in the statement of operations.  The following reductions to consolidated net revenues and selling expenses have been made in accordance with the guidelines of this issue:  $1,886,000 for 2003, $1,019,000 for 2002 and $736,000 for 2001, respectively.

Allowances Received From Vendors.  In accordance with EITF 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor, the Company classifies consideration received as a reduction in cost of sales in the accompanying statements of operations unless the Company receives an identifiable benefit in exchange for the consideration or the consideration represents a reimbursement of a specific identifiable cost incurred by the Company in selling the vendor’s product.

Shipping Income and Expenses.  In accordance with EITF 00-10, Accounting for Shipping and Handling Fees and Costs, the Company classifies amounts billed to customers for shipping fees as revenues, and classifies costs related to shipping as cost of sales in the accompanying statements of earnings.

Major Customers.  On a consolidated basis, Best Buy and Musicland (which was owned by Best Buy through June 16, 2003) together accounted for 20.4% and 19.1% of fiscal 2003 and 2002 net revenues, respectively.  No other customers accounted for more than 10% of net revenues in fiscal 2003 and 2002.

Goodwill.  In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, and No. 142, Goodwill and other Intangible Assets.  SFAS No. 141 requires that the purchase method be used for all business combinations initiated after June 30, 2001.  SFAS No. 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment.  The amortization of goodwill ceases upon adoption of SFAS No. 142.  Image adopted the new rules for measuring the impairment of goodwill and certain intangible assets on April 1, 2002.

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

Based on their findings, the carrying value of Image’s acquired goodwill was determined to be impaired pursuant to the new valuation guidelines of SFAS No. 142.  The adoption of SFAS No. 142 resulted in a charge of $3,766,000, or $.22 per diluted share, net of an income tax benefit of $2,231,000.  The impairment charge is recorded as a cumulative effect of a change in accounting principle, net of the income tax benefit, in the accompanying consolidated statement of operations for fiscal 2003.  As a result of this writedown, DVDPlanet has no remaining goodwill.  Prior to the adopting the new valuation guidelines of SFAS No. 142, the Company accounted for goodwill under SFAS No. 121.  Under SFAS No. 121, projected undiscounted cash flows expected from DVDPlanet exceeded the recorded carrying value of DVDPlanet.  Accordingly, the Company did not have impairment of goodwill at March 31, 2002.

Long-Lived Assets.  The Company reviews for the impairment of long-lived and certain identifiable intangible assets whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.  An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount.  Prior to the ultimate sale of the Company’s Las Vegas, Nevada distribution facility and adjacent vacant land, the Company wrote down the net book value of the land and building to approximate the estimated sales price less estimated related transactional costs.  The impairment charge totaled $322,000 and is included as a component of other expenses in the accompanying statement of operations for fiscal 2003.  See “Note 5.  Property, Equipment and Improvements.”  No impairment charge was recorded at March 31, 2002.

Foreign Currency Transactions.  Foreign currency denomination transactions are recorded at the exchange rate in effect at the time of occurrence, and the gains or losses resulting from subsequent translation at current exchange rates are included as a component of other income and expenses in the accompanying statements of operations.

Income Taxes.  The Company accounts for income taxes pursuant to the provisions of SFAS No. 109, Accounting for Income Taxes, whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases and the future tax benefits derived from operating loss and tax credit carryforwards.  The Company provides a valuation allowance on its deferred tax assets when there is an uncertainty regarding their future realizability.

Earnings Per Share.  Basic earnings per share is computed using the weighted average number of common shares outstanding during the period.  Diluted earnings per share is computed using the combination of dilutive common share equivalents and the weighted average shares outstanding during the period.

Comprehensive Income.  Comprehensive income is the change in equity of a business enterprise during a period resulting from transactions and all other events and circumstances from non-owner sources.  The Company did not have components of comprehensive income other than net earnings, during the three years ended March 31, 2003.

Stock Options.  The Company accounts for its stock option grants in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No. (“FIN”) 44, Accounting for Certain Transactions Involving Stock Compensation.  As such, compensation expense is generally recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price or in connection with the modification to outstanding awards and/or changes in grantee status. No employee stock option compensation expense is reflected in the consolidated net earnings (loss) from continuing operations, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.   Total

compensation cost recognized for stock-based employee compensation awards under restricted stock grants, net of cancellations, is added back to the consolidated net earnings (loss), and reported in the table below.

Compensation expense related to stock options granted to non-employees is accounted for under SFAS No. 123, Accounting for Stock-Based Compensation which requires entities to recognize an expense based on the fair value of the related awards.  The following table illustrates the effect on the consolidated net earnings (loss) and basic and diluted net earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation for the three years ended March 31, 2003:

(In thousands, except per share data)	2003	2002	2001

Consolidated net earnings (loss), as reported	$(4,220)	$(195)	$8,432
Add: Stock-based employee compensation expense included in the reported consolidated net earnings (loss), net of related tax effects	—	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(195)	(296)	(259)

Pro forma consolidated net earnings (loss)	$(4,415)	$(491)	$8,173

Consolidated net earnings (loss) per share:
As reported
Basic	$(.25)	$(.01)	$.52
Diluted	$(.25)	$(.01)	$.50
Pro forma
Basic	$(.26)	$(.03)	$.50
Diluted	$(.26)	$(.03)	$.46

The fair value of the options at the date of grant was estimated using the Black-Scholes model with the following assumption:

	2003	2002	2001
Expected life (years)	5.0	5.0	5.0
Interest rate	1.20%	3.91%	5.25%
Volatility	79%	83%	73%
Dividend yield	0.00%	0.00%	0.00%

Recently Issued Accounting Standards.  In June 2001, FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets.  SFAS No. 141 requires that the purchase method be used for all business combinations initiated after June 30, 2001.  SFAS No. 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment.  The amortization of goodwill ceases upon adoption of SFAS No. 142.  Image adopted the new rules for measuring the impairment of goodwill and certain intangible assets on April 1, 2002.  The adoption of SFAS No. 142 resulted in a one-time, noncash, charge of $3,766,000, or $.22 per diluted share, net of an income tax benefit of $2,231,000.  The impairment charge is recorded as a cumulative effect of a change in accounting principle, net of the tax benefit, in the accompanying consolidated statement of operations for fiscal 2003.  As a result of this writedown, DVDPlanet has no remaining goodwill.

The following table summarizes the impact of the implementation of SFAS No. 142 on the Company’s statements of operations:

(In thousands, except per share data)	2003	Fiscal Year-Ended March 31, 2002	2001

Reported earnings (loss) before cumulative effect of accounting change	$(454)	$(195)	$8,432
Add back: goodwill amortization, net of related $87,000 and $245,000 tax benefits for fiscal 2002 and 2001, respectively	—	422	264
Adjusted earnings (loss) before cumulative effect of accounting change	(454)	227	8,696
Cumulative effect of accounting change, net of tax benefit of $2,231	(3,766)	—	—
Adjusted net earnings (loss)	$(4,220)	$227	$8,696

Diluted earnings (loss) per share:
Reported earnings (loss) before cumulative effect of accounting change	$(.03)	$(.01)	$.50
Goodwill amortization, net of tax benefit	—	.03	.01
Adjusted earnings (loss) before cumulative effect of accounting change	(.03)	.02	.51
Cumulative effect of accounting change	(.22)	—	—
Adjusted net earnings (loss) per share	$(.25)	$.02	$.51

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

On July 30, 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.  SFAS No. 146 nullifies EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in Restructuring).  SFAS No. 146 requires that a liability be recognized for those costs only when the liability is incurred, that is, when it meets the definition of a liability in FASB’s conceptual framework.  SFAS No. 146 also establishes a fair value as the objective for initial measurement of liabilities related to exit or disposal activities.  SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002.  The adoption of SFAS No. 146 did not have a material impact on the Company’s financial position or results of operations.

In November 2002, the FASB issued Interpretation Number 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45). This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN 45 are effective for interim and annual periods beginning after December 15, 2002. The initial recognition and initial measurement requirements of FIN 45 are effective prospectively for guarantees issued or modified after December 31, 2002. The adoption of the recognition and initial measurement requirements of FIN 45 did not have a material impact on the Company’s financial position, cash flows or results of operations.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB No. 123.  SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The disclosure requirements shall be effective for financial statements for fiscal years ending after December 15, 2002.  The interim disclosure provisions are effective for financial statements for interim periods beginning after December 15,

2002.  The Company adopted the disclosure of provisions of SFAS No. 148 in the third quarter of fiscal 2003 and required disclosures are included herein.

In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities.  This interpretation clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The recognition and measurement provisions of FIN 46 are effective for newly created variable interest entities formed after January 31, 2003, and for existing variable interest entities on the first interim or annual reporting period beginning after June 15, 2003. We do not expect the adoption of FIN 46 to have a material impact on our consolidated financial statements.

In March 2003, the EITF reached a consensus on Issue No. 02-16, Accounting by a Customer (including a Reseller) for Consideration Received from a Vendor.  According to EITF No. 02-16, vendor allowances are to be recognized as a reduction in cost of sales, unless the allowance represents a reimbursement of a specific, incremental and identifiable cost incurred to sell the vendor’s products.  This guidance is consistent with the Company’s recording of consideration received from a vendor.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities.  SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except for certain hedging relationships designated after June 30, 2003.  Since we do not currently transact in such instruments nor undertake hedging transactions, we do not expect the adoption of this statement to have a material impact on our financial condition or results of operations.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.  SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances).  SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  We do not expect the adoption of this statement to have a material impact on our financial condition or results of operations.

Reclassifications.  Certain fiscal 2002 balances have been reclassified to conform with the fiscal 2003 presentation.

Note 2.  International Video and Broadcast Distribution.

Change in International Video Distribution.  In January 2003, Image entered into an exclusive five-year international DVD sublicense agreement with Bertelsmann Music Information Services, GmbH for the exclusive distribution of Image’s video programming, primarily DVD, throughout Europe, the Middle East (excluding Israel and Turkey) and Africa upon the expiration of Image’s current international subdistribution agreements.  The agreement was later amended to change the licensing party from Bertelsmann Music Information Services GmbH to BMG Music International Service, GmbH (“BMG”).

Image’s DVD programming has historically been distributed in Europe and South Africa through a network of independent subdistributors and studios, including BMG.  The subdistribution terms of all territories expired on March 31, 2003, except France, which will expire June 30, 2003, and Spain, which will expire December 31, 2003.

BMG will be responsible for all sales marketing, manufacturing and distribution of Image’s programming in the territories.  BMG began releasing Image’s new release DVD programming in March 2003.  There were approximately 100 Image DVD catalogue titles in release throughout the new BMG sublicense territories.  In April 2003, Image and BMG structured a marketing and re-release plan focusing on reintroducing Image’s catalogue programming into the international marketplace under the BMG label.

Image received a $3.0 million royalty advance under the BMG agreement in March 2003, fully recoupable from revenues generated by BMG against quarterly royalties due to Image under the agreement.  Based upon actual quarterly sales of Image programming in the territories, BMG will recoup quarterly royalties from the $3.0 million previously advanced to Image.  BMG will provide additional quarterly royalty advances so that for the first three years of the agreement term, the outstanding royalty advance to Image at any given time will be a constant $3.0 million.  The Company used the $3.0 million received to pay down its outstanding borrowings under its revolving credit facility with Wells Fargo Foothill.  During the first three quarters of the fourth year of the term, BMG will reduce, through recoupment, the outstanding royalty advance to Image to $1.5 million.  Once the entire royalty advance is recouped, BMG will continue to pay quarterly royalties to Image based on revenues generated.  During the fourth quarter of the fourth year, BMG may recoup the entire remaining balance of $1.5 million by not re-advancing royalties quarterly.  The agreement contains a formula to pay an additional lesser advance at the beginning of the fifth and final year of the term which is to be recouped by BMG during that year.  Image must repay any outstanding unrecouped royalty advance within 30 days following the final BMG reporting at the conclusion of BMG’s sell-off period following the expiration of the five-year term.

To facilitate an orderly transition to BMG from our previous network of independent subdistributors, the Company contractually elected to purchase any product inventory from our subdistributors (including any of their customer returns) upon the expiration of their respective terms (plus an additional time period to allow for their customer returns) rather than allow the subdistributors to exercise a six-month nonexclusive sell-off period.

Under the BMG agreement, BMG has committed to purchase the Company’s international DVD inventory, which would include any inventory repurchased from the subdistributors, at the Company’s manufacturing price (for disc and case only—excluding booklets and inserts).  The Company recorded a charge for the three months ended March 31, 2003 of $174,000, to provide for the difference between the ultimate purchase price of the inventory paid or credited to the subdistributors upon the expiration of their respective terms and the manufacturing cost paid to the Company by BMG for that inventory.  At March 31, 2003, the Company has an accrual for estimated subdistributor returns resulting in a reduction of revenues and gross profit margin of $831,000 and $278,000, respectively, and accrued for the writedown (to BMG purchase cost) of the estimated inventory to be returned by the subdistributors, as well as inventory held at German manufacturing facility, representing an incremental charge to cost of sales of $202,000 during the fourth quarter ended March 31, 2003.

The Company’s accounting will differ under the BMG agreement because it is a sublicense agreement, rather than the subdistribution agreements previously in place.  Under its subdistribution agreements, Image recorded net revenues based upon the selling price of its programming sold to its distribution network customers.  Image recorded as cost of sales, the actual manufacturing/packaging cost, shipping cost, royalties/distribution fees and music publishing.  Under the BMG agreement, Image records royalty income as revenue based upon royalties it receives from BMG.  Revenue will be recorded in the period in which the product is sold by BMG.  Image will report as cost of goods sold, the royalties or distribution fees it will owe its licensors or program suppliers as calculated against the royalties Image receives from BMG.

Change in International Broadcast Exploitation.  In January 2003, the Company entered into a five-year sales agency agreement with London-based NBD Television LTD (“NBD”).  NBD is the Company’s exclusive sales agent for worldwide broadcast television sales for Image’s current catalogue of broadcast programming (in excess of 60 programs) and new release broadcast acquisitions.  NBD also represents the Company for conventional television broadcast sales including cable, pay-per-view and video-on-demand; satellite television; and sales to non-theatrical venues.  Internet rights are excluded from the agreement including video-on-demand via the Internet and digital downloading and streaming.  Programs that are currently licensed to other parties will be handled by NBD upon the expiration of the existing licenses.  NBD will retain a percentage-based commission and other expenses from the sales it generates on the Company’s behalf and will remit the balance to the Company on a quarterly basis.

Note 3.  Aviva International, LLC.

In June 1999, Image formed Aviva International, LLC (“Aviva”) with Michael Lopez, President of International Consulting & Business Management.  Aviva is 50% owned by each of Image and Mr. Lopez.  Prior to December 31, 2002, Aviva acted as international sales agent for Image’s licensed programming for which it holds distribution rights for worldwide broadcast and international home video.  Mr. Lopez served as Manager of Aviva and supervised the day-to-day operations.  Aviva receives a percentage of the net distribution revenues generated by the exploitation of Image’s international distribution rights (representing 100% of Aviva’s revenues).  Both Image and Mr. Lopez have contributed funds to Aviva in the form of interest-bearing loans to be used for working capital.  Mr. Lopez remains contingently liable for his share of the obligations of Aviva.  The Aviva loan payable to Image totaled approximately $168,000 at March 31, 2003.  Loans from Image and Mr. Lopez are being repaid by Aviva prior to any profit distributions to Image or Mr. Lopez.  Although Image owns only 50% of the joint venture, it exercises control over the operations of Aviva.  Image had final approval for all hiring, capital budgeting and expenditure decisions.  Image had final approval for all negotiated international exploitation agreements for Image-licensed programming and the authority to compel Aviva to add/reduce staff or reorganize the operations of the joint venture.  Accordingly, Aviva’s operating profits and losses, since its formation, are consolidated with the Company’s consolidated statements of operations for the fiscal years ended March 31, 2003, 2002, and 2001; and a minority interest representing Mr. Lopez’s share of profits and losses is reflected in the Company’s consolidated financial statements.  The financial results of Aviva and the international operations of Image have been consolidated for segment reporting purposes under the operating segment International Wholesale Distribution.

Other expenses in the accompanying statements of operations for fiscal 2003 and fiscal 2001 reflects minority interest expenses of $573,000 and $31,000, respectively, representing Aviva’s share of operating income of $954,000 and $52,000, respectively.  Other income for fiscal 2002 reflects minority interest income of $18,000 representing Aviva’s share of operating expenses of $30,000.

During the quarter ended December 31, 2002, Image completed the consolidation of Aviva’s international wholesale home video broadcast and sublicense distribution activities into Image because management believed that its existing infrastructure, sublicensing of European DVD distribution to BMG and appointing of NBD as its exclusive worldwide broadcast sales agent could more effectively and efficiently manage international distribution operations rather than shared responsibility with the staff at Aviva.  Through the nine months ended December 31, 2002, Aviva downsized operations, reduced staff and transferred international home video sublicense and broadcast sales responsibilities to Image.  Aviva continues to receive its percentage of net revenues generated by the exploitation of Image’s international distribution rights (excluding rights exploited by BMG and NBD) until its debt obligations to Image and Mr. Lopez are fully repaid.  Management expects the loans to be repaid out of Aviva’s share of the internationally generated revenues by December 31, 2003.  Severance costs related to staff reductions at Aviva totaled approximately $29,000 and were accrued as selling and general and administrative expenses in the accompanying statements of operations for fiscal 2002.  Image remains financially responsible for monthly lease payments of $4,000 on Aviva’s Belmont, California leased office space through October 31, 2003, the end of the lease term.  The Company is subleasing the space through the reminder of the lease period and has accrued the loss on the shortfall between sublease income and the rent expense.

Note 4.  Inventories.

Inventories at March 31, 2003 and 2002 are summarized as follows:

(In thousands)	2003	2002
DVD	$11,806	$12,485
Other	820	635
	12,626	13,120
Production costs, net	5,742	5,634
	18,368	18,754
Less current portion of inventories	15,613	15,663
Noncurrent inventories, principally production costs	$2,755	$3,091

Production costs are net of accumulated amortization of $14,462,000 and $10,959,000 at March 31, 2003 and 2002, respectively.  The Company expects to amortize approximately 91.8% of the March 31, 2003 unamortized production costs by March 31, 2006.

Note 5.  Property, Equipment and Improvements.

Sale and Leaseback of Land and Distribution Facility.  On September 3, 2002, Image entered into an agreement with Spencer Street Investors, LLC, an affiliate of RDS Investment & Development, LLC, an unrelated real estate developer, to sell and leaseback its Las

Vegas, Nevada distribution facility and adjacent vacant land.  On November 8, 2002, escrow on the sale closed for approximately 8.11 acres, consisting of Image’s 76,000 square foot warehouse and distribution facility on 4.04 acres, and the adjacent 4.07 acres of vacant land for $6.0 million.

Image received net proceeds of approximately $3.0 million, after deducting transactional costs (such as sales commissions and escrow fees, etc.) and approximately $2.7 million which was paid to Bank of America in Nevada to retire the Company’s revolving credit facility that was secured by the real estate sold.

The Company wrote down the net book value of the land and building to approximate the sales price less the estimated related transactional costs.  The impairment charge totaled $322,000 and is included as a component of other expenses in the accompanying statement of operations for fiscal 2003.  The gain on the sales transaction was nominal.

On November 8, 2002, Image entered into two lease agreements with the buyer: a ten-year building lease for the existing warehouse and distribution facility with three five-year extension options, and a five-year lease for the adjacent vacant land which may be used for future expansion of the warehouse and distribution facility, if necessary.  The monthly rent under the warehouse and distribution facility lease is $38,000.  This lease contains annual 3.0% rent escalations.  The monthly rent under the vacant land lease is $9,000 per month.  The monthly rent approximates market rent charged for like properties in the Las Vegas, Nevada area.

In August 2000, the Company sold the approximately 4.7 acres of excess vacant land adjacent to the Company’s then-8.11 acre distribution and fulfillment facility site in Las Vegas, Nevada for net proceeds of approximately $1,399,000.  The resulting pretax gain on sale of $499,000 was recorded as other income in the accompanying consolidated statement of operations for the year ended March 31, 2001.

Property, equipment and improvements at March 31, 2003 and 2002 are summarized as follows:

(In thousands)	2003	2002
Machinery, equipment and software	$15,652	$16,151
Land	—	2,033
Building	—	4,487
Leasehold improvements	1,026	794
Other	383	374
	17,061	23,839
Less accumulated depreciation and amortization	10,211	9,988
	$6,850	$13,851

Note 6.  Debt.

Revolving Credit and Term Loan Facilities.  In September 2002, the Company and Wells Fargo Foothill, formerly Foothill Capital Corporation (“Foothill”), further amended its Loan and Security Agreement dated December 28, 1998, as amended.  The maximum borrowing limit for the revolving credit facility component of the Foothill agreement was raised from $15,000,000 to $17,000,000; and the agreement term was extended through December 29, 2005 (the agreement contains an automatic renewal provision for successive one-year periods thereafter unless terminated by either party).  Borrowings under the agreement are limited to the “borrowing base”, as defined therein, are secured by substantially all of the Company’s assets and bear interest at the lender’s prime rate plus .75%.  At March 31, 2003, borrowings bore interest at the higher Foothill agreement interest rate ‘floor” of 5.75%, per annum and payable monthly.  At March 31, 2003, the Company had $10,520,000 outstanding under the Foothill revolving credit facility.  The Company had no borrowings outstanding under its Foothill $1,000,000 capital expenditures facility at March 31, 2003.  At March 31, 2003, the Company had borrowing availability of $6,527,000 under the revolving credit facility (based on its borrowing base), net of $150,000 reserved for a standby letter of credit to a product supplier, and $1,000,000 under the term loan facility.

The agreement imposes restrictions on such items as encumbrances and liens, payment of dividends, other indebtedness, stock repurchases and capital expenditures.  The agreement also requires the Company to comply with certain financial and operating covenants.  Effective beginning with the Company’s fiscal third quarter ended December 31, 2002, the Company and Foothill have further amended the agreement requiring Image to achieve a cumulative minimum earnings before interest, taxes, depreciation and amortization, as defined (“EBITDA”) and a minimum level of tangible net worth, as defined.  The amended EBITDA covenant is no longer a minimum cumulative (twelve-month) quarterly measurement but rather a stand-alone quarterly minimum measurement.  The amended EBITDA and tangible net worth covenant levels for the three months ended March 31, 2003 were $1,163,000 and $21,805,000, respectively.  At March 31, 2003, the Company was in compliance with all financial and operating covenants.

Subordinated Note Payable – Ritek Taiwan.  In March 2002, the Company amended the provisions of its note payable with Ritek Corporation, a Taiwanese Corporation and former parent of Ritek Global Media (now Deluxe Global Media Services – the Company’s exclusive DVD and CD manufacturer).  The amended note is payable in equal monthly installments of approximately $111,000 plus accrued interest at the fixed rate of 6% per annum through its maturity on March 1, 2006.  Outstanding balances under the note are subordinate to all of Image’s senior debt obligations and all replacements and refinancing of such debt.  At March 31, 2003, $3,898,000 was outstanding under the note.

Real Estate Credit Facility.  In conjunction with the November 2002 closing of the Company’s sale and lease back of its Las Vegas, Nevada distribution facility and adjacent vacant land, the Company repaid the approximate $2.7 million in outstanding borrowings to retire its revolving credit facility with Bank of America National Trust and Savings Association in Nevada (which was secured by the real estate sold).

Note Payable to Bank.  On June 28, 2000, Image entered into a Business Loan Agreement with Bank of America, N.A. in Nevada for an equipment line of credit.  On September 30, 2001, this line was converted into a note payable.  Outstanding borrowings are repaid in equal monthly installments through February 28, 2005 and bear interest at LIBOR plus 2.50% (3.81% at March 31, 2003), per annum, payable monthly.  Outstanding borrowings are secured by the related equipment purchased.  Image had $509,000 outstanding under this note at March 31, 2003.

Convertible Subordinated Note Payable.  In March 2003, the Company and Image Investors Co. (“IIC”) entered into a Termination and Exchange Agreement which terminated the September 29, 1997 Credit Agreement.  IIC is Image’s largest shareholder, and is owned and controlled by John W. Kluge and Stuart Subotnick. The Termination Agreement early retires the remaining balance due under the convertible subordinated note payable to IIC with a combination of cash and Image common stock.

To retire the obligation early, the Company paid $1,500,000 in cash, plus accrued interest of $54,000.  Image issued 567,568 shares of its common stock at $1.85 per share to satisfy the remaining $1,050,000 in principal due.  In connection with the partial conversion of the balance due under the note into common stock, Image issued IIC a five-year warrant to purchase up to 100,000 more shares at $2.04 per share. The warrant is exercisable beginning one year from its issuance.  The restricted stock will be unregistered and subject to Rule 144 under the Securities Act of 1933, as amended.  IIC will have limited registration rights.  Image recorded a charge of $121,000 as a component of other expenses in the accompanying statement of operations for fiscal 2003 for the estimated fair market value of the warrant (valued using the Black-Scholes valuation model).

Long-term debt at March 31, 2003 and 2002 consists of the following:

(In thousands)	2003	2002
Subordinated note payable – Ritek Taiwan	$3,898	$5,347
Note payable to bank	509	763
Convertible subordinated note payable – IIC	—	5,000
Real estate credit facility	—	2,833
Term loan facility – Foothill	—	286
	4,407	14,229
Current portion of long-term debt	1,591	2,370

Long-term debt less current portion	$2,816	$11,859

The following is a schedule by year of required minimum debt principal payment and maturities under the Company’s debt agreements above:

(in thousands) Fiscal	Amount
2004	$1,591
2005	1,591
2006	1,225
$4,407

Note 7.  Capital Lease Obligations.

Image’s Lease Intended as Security Agreement with BankAmerica Leasing and Capital Corporation provided for advances to purchase distribution machinery and equipment utilized in the Company’s Las Vegas, Nevada distribution facility.  There were $340,000 in borrowings outstanding under the lease at March 31, 2003.  Outstanding borrowings are repaid in quarterly installments through October 1, 2003, down to a $1 purchase option, bearing interest at 7.72% per annum.  The lease is accounted for as a capital lease.

Borrowings under this agreement are secured by the underlying equipment leased.  The lease contains cross-default provisions with other borrowing agreements and early termination charges.  This agreement requires the Company to meet the same quarterly financial and operating covenants contained in the revolving line with Bank of America National Trust and Savings Association above.  At March 31, 2003, the Company was in compliance with all such financial and operating covenants.

The Company’s July 2001 capital lease agreement with General Electric Capital Corporation bears interest at a fixed 7.58% per annum, payable monthly and expires September 2005.  At March 31, 2003, $585,000 was outstanding under the lease.

Machinery and equipment under capital leases at March 31, 2003 and 2002 are summarized as follows:

(In thousands)	2003	2002
Machinery, equipment and software	$2,686	$2,686
Less accumulated depreciation and amortization	1,405	968
	$1,281	$1,718

Future minimum lease payments by year at March 31, 2003 for property under capital leases are as follows:

Fiscal	Amount
(in thousands)
2004	$619
2005	266
2006	111
Total minimum lease payments	996
Less amount representing interest at 7.58% and 7.72%	71
Present value of minimum lease payments	925
Less current portion	569
Noncurrent portion	$356

Note 8.  Commitments and Contingencies.

Operating Leases.

The Company leases corporate headquarters for Image, DVDPlanet and Aviva as well as Image’s distribution facility and adjacent land in Las Vegas, Nevada under operating leases.  Future minimum annual rental payments by year under operating leases at March 31, 2003 are approximately as follows:

Fiscal	Amount
(in thousands)
2004	$930
2005	615
2006	599
2007	614
2008	629
Thereafter	2,978
$6,365

Rent expense was $934,000, $643,000 and $472,000 for fiscal 2003, 2002 and 2001, respectively.

Other.  At March 31, 2003, the Company’s future obligations by year for royalty advances, minimum royalty guarantees and exclusive distribution fee guarantees under the terms of Image’s existing licenses and exclusive distribution agreements, respectively, are as follows:

Fiscal	Amount
(in thousands)
2004	$5,016
2005	3,976
2006	1,741
2007	100
2008	100
$10,933

At March 31, 2003, Image had a $150,000 outstanding standby letter of credit issued by Foothill which expires on November 18, 2003.  This letter of credit secures balances due to a nonexclusive program supplier.

Note 9.   Private Placement of Common Stock.

On September 25, 2002, the Company closed its sale of $2.0 million of Image common stock to Standard Broadcasting Corporation Limited (“Standard Broadcasting”) in a private placement.  Standard Broadcasting is the largest privately-owned multi-media company in Canada.  Video One, a wholly-owned subsidiary of Standard Broadcasting and the parent company of VID CANADA, is Canada’s largest distributor of pre-recorded home entertainment programming, including DVD, VHS and video games.  VID CANADA is Image’s exclusive distributor of its exclusive home entertainment programming in Canada.  Contemporaneous with the private placement, Image and VID CANADA extended the term of their exclusive distribution agreement from June 2003 to October 2007.

The $2.0 million transaction represented a purchase of 1,801,315 shares of Image common stock at $1.11 per share, the closing price of Image’s common stock on September 10, 2002.  Additionally, Image issued Standard Broadcasting a five-year warrant to purchase up to 270,198 additional shares at $1.22 per share.  The fair value of the warrant, using the Black-Scholes valuation model, is $189,000 and has been  recorded in shareholders’ equity as part of the $2.0 million net proceeds.  Because they are not registered under the Securities Act of 1933, as amended (the “Act”), the stock and shares underlying the warrant are restricted and subject to Rule 144 promulgated under the Act.  Standard Broadcasting will have limited registration rights after one year.

Note 10.  Stock Awards, Options and Warrants.

In September 1998, Image’s shareholders approved an incentive plan (the “1998 Plan”) pursuant to which approximately 1,160,000 shares of Image’s common stock were made available for awards, including options, thereunder.  No new options would be granted under Image’s other plans.  The 1998 Plan provides for awards to employees and directors of Image.  Options (incentive as well as nonqualified), restricted stock units, stock appreciation rights, performance share awards, stock bonuses and stock units can be awarded under the 1998 Plan.  The 1998 Plan requires that the exercise price for any nonqualified option be at least 85% of the closing price of Image’s common stock on the date such option is granted.  The maximum term allowed for an option is 10 years and a stock unit shall either vest or be forfeited not more than 10 years from the date of grant.  The 1998 Plan contemplates annual automatic grants of restricted stock units payable in shares of Image’s common stock to certain directors of Image in lieu of the

15,000 share option grants under the then-existing directors’ stock option plan.  The 1998 Plan terminates on June 30, 2008.

In July 1999 and 1998 an aggregate 91,662 and 88,359, respectively, restricted stock units were granted to officers of Image under the 1998 Plan.  These grants vest annually in increments of 20% over the five-year period commencing June 30, 2000 and 1999, respectively.  There were no restricted stock units granted to officers in fiscal 2003, 2002 and 2001.  Accelerated vesting may occur if certain fiscal defined financial performance targets are achieved.  The number of restricted stock units awarded to officers was determined by multiplying a specified percentage of base salary by the officer’s base salary as of the beginning of the period and dividing the results by the average trading price of the stock determined as of the date of grant ($6.78 per share in fiscal 2000 and $6.70 per share in fiscal 1999) to determine the number of restricted stock units.  These restricted stock units are payable solely in shares.  The Company amortizes the total value of the restricted stock units on the date of grant ($622,000 for the fiscal 2000 grant and $592,000 for the fiscal 1999 grant) ratably over the five-year vesting period as compensation expense.  Compensation expense relating to these stock units for fiscal 2003, 2002 and 2001 was approximately $195,000, $195,000 and $227,000, respectively.

In October 2001 and 2000, the automatic annual awards to directors aggregating 6,720 restricted stock units for each year were granted.  These grants vested on a pro rata basis over a one-year period commencing on the grant date.  These restricted stock units are payable solely in shares.  The Company amortized the total value of the restricted stock units on the date of the grant ratably over the one-year vesting period as compensation expense.  Compensation expense relating to these restricted stock units for fiscal 2003, 2002 and 2001 was approximately $6,000, $19,000 and $28,000, respectively.

Stock option transactions, including Image’s former plans, for the three years ended March 31, 2003 are as follows:

(In thousands, except per share data)	Shares	Per Share Price Range	Weighted Average Price Per Share
Outstanding, March 31, 2000	1,167	$3.25-10.25	6.950
Granted	382	3.75	3.750
Canceled	(47)	4.938-7.191	6.043
Outstanding, March 31, 2001	1,502	3.25-10.25	6.164
Granted	378	1.75	1.750
Canceled	(258)	3.75-10.25	6.221
Outstanding, March 31, 2002	1,622	1.75-9.75	5.124
Granted	156	1.68-1.78	1.767
Exercised	(2)	1.75	1.750
Canceled	(17)	1.75-9.75	7.595
Outstanding, March 31, 2003	1,759	1.68-8.75	4.806

Of the options reflected as outstanding on March 31, 2003, options to purchase approximately 1,323,000 shares of common stock were exercisable.  At March 31, 2003, there were approximately 156,000 shares of common stock available for new awards, including stock options, to directors and employees of Image.

The following table summarized significant ranges of outstanding and exercisable options at March 31, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares (In thousands)	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Shares (In thousands)	Weighted Average Exercise Price
Under $2.00	529	8.9	$1.755	164	$1.750
$ 2.01 to $4.00	358	7.1	3.729	302	3.725
$ 4.01 to $6.00	97	1.1	5.525	96	5.522
$ 6.01 to $8.00	700	3.0	7.168	686	7.179
Over $8.00	75	1.3	8.500	75	8.500
	1,759			1,323

On October 5, 2001, the Company issued Lighthouse Capital Management Corp. (“Lighthouse”), a financial consultant, a warrant to purchase 150,000 shares of the Company’s unregistered common stock (the “Lighthouse Warrant”) as partial consideration for the services to be performed by Lighthouse under a nonexclusive consulting agreement between Lighthouse and the Company.  On the date of issuance, the Company’s fair value of its common stock was $1.975.  The exercise prices of the shares underlying the Lighthouse Warrant are 50,000 shares at $1.975, 50,000 shares at $2.275 and 50,000 shares at $2.575.  The term of the Lighthouse Warrant is 5 years.  On the date of issuance, the Company valued the shares underlying the Lighthouse Warrant for financial statement purposes using the Black-Scholes valuation model.  Accordingly, the Company increased additional paid-in capital, by the estimated Lighthouse Warrant valuation of approximately $143,000.  The Company amortizes the Lighthouse Warrant value over the expected term of the related consulting agreement.  Amortization totaled approximately $72,000 and $71,000 for fiscal years 2003 and 2002, respectively and was recorded as a component of general and administrative expenses in the accompanying consolidated statements of operations.

Note 11.  Net Earnings (Loss) Per Share Data.

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net earnings (loss) per share for the three years ended March 31, 2003:

(In thousands, except per share data)	2003	2002	2001

Earnings (loss) before cumulative effect of accounting change	$(454)	$(195)	$8,432
Cumulative effect of accounting change, net of tax benefit	(3,766)	—	—
Net earnings (loss) – basic numerator	$(4,220)	$(195)	$8,432
Interest, net of taxes, on assumed conversion of dilutive security	—	—	400
Net earnings (loss) – diluted numerator	$(4,220)	$(195)	$8,832
Weighted average common shares outstanding – basic denominator	16,812	15,821	16,257
Effect of dilutive securities	—	—	1,380
Weighted average common shares outstanding – diluted denominator	16,812	15,821	17,637
Basic earnings (loss) per share before cumulative effect of an accounting change	$(.03)	$(.01)	$.52
Diluted earnings (loss) per share before cumulative effect of an accounting change	$(.03)	$(.01)	$.50
Cumulative effect of an accounting change, net of tax benefit	(.22)	—	—
Basic net earnings (loss) per share	$(.25)	$(.01)	$.52
Diluted net earnings (loss) per share	$(.25)	$(.01)	$.50

Outstanding common stock options not included in the computation of diluted net earnings (loss) per share totaled 1,759,000, 1,622,000 and 1,487,000, respectively, for the years ended March 31, 2003, 2002 and 2001.  For fiscal 2001, the stock options were excluded because their exercise prices were greater than the average market price of the common stock and the assumed exercise would be antidilutive.  For fiscal 2003 and 2002, they were excluded as their effect would be antidilutive.  The common shares underlying the convertible subordinated note payable were excluded in fiscal 2003 and 2002 because the assumed conversion would be antidilutive.

Note 12.  Income Taxes.

Income tax expense (benefit), including the benefit attributable to the cumulative effect of accounting change, for the years ended March 31, 2003 and 2002 are summarized as follows:

(In thousands)	2003	2002
Current
Federal	$(9)	$(93)
State	4	(47)
Foreign	280	271
	275	131
Deferred
Federal	(1,552)	(239)
State	(266)	68
	(1,818)	(171)
Total
Federal	(1,561)	(332)
State	(262)	21
Foreign	280	271
	$(1,543)	$(40)

The components of the tax benefit attributable to the cumulative effect of the accounting change are as follows:

	2003	2002
Deferred:
Federal	$(2,039)	—
State	(192)	—
	$(2,231)	—

The tax effects of temporary differences that give rise to a significant portion of the net deferred tax assets at March 31, 2003 and 2002 are presented below:

(In thousands)	2003	2002
Deferred tax assets:
Provision for lower of cost or market inventory writedowns	$530	$261
Net operating loss carryforwards	3,240	3,204
Allowance for sales returns	8	495
Writedowns of royalty advances	329	289
Allowance for doubtful accounts receivable	294	548
Tax credits	796	516
Depreciation and amortization	1,122	—
Other	621	—
Deferred tax assets	6,940	5,313
Less valuation allowance	(551)	—
Net deferred tax assets	6,389	5,313

Deferred tax liabilities:
Depreciation and amortization	—	(682)
Other	(145)	(206)
Deferred tax liabilities	(145)	(888)

Net deferred tax assets	$6,244	$4,425

The Company provides a valuation allowance on the deferred tax assets where there is uncertainty regarding their future realizability.  In assessing the realizability of deferred tax assets, management considered whether it is more likely than not that some portion or all of the deferred tax assets will be realized.  The ultimate realization of deferred tax assets is dependent on the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the projected future taxable income and tax-planning strategies in making this assessment.  The Company has recorded a valuation allowance against its deferred tax assets of $551,000 at March 31, 2003.  This valuation allowance fully reserves foreign tax credit carryforwards which have a 5-year life.  The Company believes that the carryforward period may not be long enough to realize the tax benefits of the carryforward through future taxable earnings generated by the Company.

As of March 31, 2003, the Company had net operating loss carryforwards for Federal and state income tax purposes of $8,966,000 and $3,287,000, respectively, which are available to offset future taxable income through 2023 and 2010, respectively.

Expected income tax expense (benefit) based on Federal statutory rates for the three years ended March 31, 2003 differed from actual tax expense (benefit) as follows:

(In thousands, except per share data)	2003	2002	2001
Expected income tax expense (benefit)	$(1,959)	$(83)	$1,508
State income taxes, net of Federal benefit	(174)	(4)	552
Disallowance of state net operating loss carryforward, net of Federal benefit	—	18	—
Change in valuation allowance	551	—	(6,135)
Non-deductible expenses	25	26	—
Other	14	3	79
	$(1,543)	$(40)	$(3,996)

The reconciliation of expected to actual income tax expense (benefit) for the year ended March 31, 2003, broken down between continuing operations and the cumulative effect of accounting change is as follows:

	Continuing Operations	Cumulative Effect of Accounting Change
Expected income tax expense benefit	$80	$(2,039)
State taxes, net of Federal benefit	18	(192)
Non deductible expenses	25	—
Change in valuation allowance	551	—
Other	14	—
	$688	$(2,231)

The change in the valuation allowance for the year ended March 31, 2001 was $6,391,000 of which $6,135,000 reduced income tax expense for the year.  The remaining $256,000 was credited to additional paid-in capital which was the amount attributable to net operating losses created by the exercise of stock options previously unrecognized.

Note 13.  Other Items – Statement of Operations

Fourth Quarter Adjustments.

Fiscal 2003.  In March 2003, the Company accrued for estimated subdistributor returns resulting in a reduction of revenues and gross profit margin of $346,000 and $116,000, respectively during the fourth quarter ended March 31, 2003 and for the writedown (to BMG purchase cost) of the estimated inventory to be returned by the subdistributors representing an incremental charge to cost of sales of $202,000 during the fourth quarter ended March 31, 2003.

During the fourth quarter, the Company revised its operating projections as a result of recent changes to its revenues.  As a result of the revised projections, it was determined that a valuation allowance was required on certain tax credits expiring within five years.

Fiscal 2002.  During fiscal 2002, the Company, through DVDPlanet, officially exited the laserdisc distribution business, selling its last unit of programming, in the old home entertainment format of laserdisc.  Additionally, during fiscal 2002, the Company destroyed its remaining laserdisc inventory.  During the fourth quarter of fiscal 2002, the Company reversed, as a credit to cost of sales, recorded reserves relating to its domestic laserdisc distribution operations which management determined were unnecessary.  Approximately $1,818,000 was recorded as a pretax credit to cost of sales in the accompanying consolidated statement of operations for fiscal 2002.

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

Fiscal 2001.  The Company eliminated the valuation allowance recorded against the deferred tax assets in the fourth quarter of fiscal 2001.  See “Note 12.  Income Taxes.”

Note 14.  Employee Benefit Plan.

The Company has a 401(k) savings plan covering substantially all of its employees.  Eligible employees may contribute through payroll deductions.  The Company matches employees’ contributions at the rate of 50% of the first 4% of salary contributed.  The Company’s 401(k) savings plan matching expenses for fiscal 2003, 2002 and 2001 were $136,000, $125,000 and $112,000, respectively.

Note 15.  Segment Information.

In accordance with the requirements of SFAS No. 131, Disclosures about Segments of and Enterprises and Related Information, selected financial information regarding the Company’s reportable business segments, Domestic Wholesale Distribution, Retail Distribution, and International Wholesale Distribution, are presented below.  The largest business segment is Domestic Wholesale Distribution of entertainment programming (primarily DVD).  Management currently evaluates segment performance based primarily on net revenues, operation costs and expenses and income (loss) before income taxes.  Interest income and expense is evaluated on a consolidated basis and not allocated to the Company’s business segments.

For the Year Ended March 31, 2003:

	2003
(In thousands)	Domestic Wholesale Distribution	Retail Distribution	International Wholesale Distribution	Inter-segment Eliminations	Consolidated
NET REVENUES	$92,482	$21,264	$9,445	$(14,998)	$108,193
OPERATING COSTS AND EXPENSES	88,317	22,882	9,620	(15,012)	105,807
EARNINGS (LOSS) FROM OPERATIONS	4,165	(1,618)	(175)	14	2,386
OTHER EXPENSES (INCOME)	1,879	—	(300)	573	2,152
EARNINGS (LOSS) BEFORE INCOME TAXES	$2,286	$(1,618)	$125	$(559)	$234

For the Year Ended March 31, 2002:

	2002
(In thousands)	Domestic Wholesale Distribution	Retail Distribution	International Wholesale Distribution	Inter-segment Eliminations	Consolidated
NET REVENUES	$80,546	$18,678	$9,759	$(14,170)	$94,813
OPERATING COSTS AND EXPENSES	76,091	20,253	10,928	(14,222)	93,050
EARNINGS (LOSS) FROM OPERATIONS	4,455	(1,575)	(1,169)	52	1,763
OTHER EXPENSES	1,806	—	210	(18)	1,998
EARNINGS (LOSS) BEFORE INCOME TAXES	$2,649	$(1,575)	$(1,379)	$70	$(235)

For the Year Ended March 31, 2001:

	2001
(In thousands)	Domestic Wholesale Distribution	Retail Distribution	International Wholesale Distribution	Inter-segment Eliminations	Consolidated
NET REVENUES	$90,512	$16,886	$6,662	$(14,027)	$100,033
OPERATING COSTS AND EXPENSES	81,329	19,586	7,235	(13,988)	94,162
EARNINGS (LOSS) FROM OPERATIONS	9,183	(2,700)	(573)	(39)	5,871
OTHER EXPENSES	1,225	—	179	31	1,435
EARNINGS (LOSS) BEFORE INCOME TAXES	$7,958	$(2,700)	$(752)	$(70)	$4,436

	As of March 31,
(In thousands)	2003	2002
TOTAL ASSETS:
DOMESTIC WHOLESALE DISTRIBUTION	$67,373	$66,773
RETAIL DISTRIBUTION	3,248	9,649
INTERNATIONAL WHOLESALE DISTRIBUTION	4,791	5,601
INTER-SEGMENT ELIMINATIONS	(917)	(125)
CONSOLIDATED TOTAL ASSETS	$74,495	$81,898

Note 16.  Quarterly Financial Data.  (Unaudited)

Summarized quarterly consolidated financial data for fiscal 2003 and 2002 is as follows:

	Quarter Ended
	June 30,		September 30,		December 31,		March 31,
(In thousands, except per share data)	2002	2001	2002	2001	2002	2001	2003	2002

Net revenues	$23,775	$20,371	$26,262	$20,864	$31,159	$26,861	$26,997	$26,717
Earnings (loss) from operations	(391)	(319)	253	(739)	1,481	1,436	1,043	1,385
Earnings (loss) before cumulative effect of accounting change	(427)	(493)	(513)	(856)	804	602	(318)	552
Cumulative effect of accounting change, net	(3,766)	—	—	—	—	—	—	—
Net earnings (loss)	(4,193)	(493)	(513)	(856)	804	602	(318)	552
Earnings (loss) per share before cumulative effect of accounting change:
Basic and diluted	(.03)	(.03)	(.03)	(.05)	.05	.04	(.02)	.03
Cumulative effect of accounting change, net	(.24)	—	—	—	—	—	—	—
Net earnings (loss) per share before cumulative effect of accounting change(1) –
Basic	$(.27)	$(.03)	$(.03)	$(.05)	$.05	$.04	$(.02)	$.03
Diluted	$(.27)	$(.03)	$(.03)	$(.05)	$.05	$.04	$(.02)	$.03
Shares used in computation of net earnings (loss) per share –
Basic	15,828	15,803	16,064	15,821	17,655	15,827	17,702	15,828
Diluted	15,828	15,803	16,064	15,821	17,737	15,889	17,702	15,978

(1) Net earnings (loss) per share are computed independently for each of the quarters represented in accordance with SFAS No. 128.  Therefore, the sum of the quarterly net earnings (loss) per share may not equal the total computed for the fiscal year or any cumulative interim period.

ITEM 9.              CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.            DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required by this item is incorporated by reference from the information contained under the caption entitled “Election of Directors” in the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the Company’s 2003 Annual Meeting of Shareholders.  See also, Part I “Executive Officers of the Registrant.”

ITEM 11.            EXECUTIVE COMPENSATION.

The information required by this item is incorporated by reference from the information contained under the caption entitled “Executive Compensation” in the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the Company’s 2003 Annual Meeting of Shareholders.

ITEM 12.            SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required by this item is incorporated by reference from the information contained under the caption entitled “Security Ownership of Certain Beneficial Owners and Management” in the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the Company’s 2003 Annual Meeting of Shareholders.

ITEM 13.            CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this item is incorporated by reference from the information contained under the caption entitled “Certain Relationships and Related Transactions” in the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the Company’s 2003 Annual Meeting of Shareholders.

ITEM 14.            CONTROLS AND PROCEDURES.

Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports.  It should be noted that the design of any system of controls is based in part upon certain assumptions, and there can be no assurance that any design will succeed in achieving its stated goals.

In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of this most recent evaluation.

PART IV

ITEM 15.            EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)	THE FOLLOWING DOCUMENTS ARE FILED AS A PART OF THIS REPORT.

	1.	Financial Statements:
Independent Auditors’ Report
Consolidated Balance Sheets at March 31, 2003 and 2002
Consolidated Statements of Operations for the years ended March 31, 2003, 2002 and 2001
Consolidated Statements of Shareholders’ Equity for the years ended March 31, 2003, 2002 and 2001
Consolidated Statements of Cash Flows for the years ended March 31, 2003, 2002 and 2001
Notes to Consolidated Financial Statements

	2.	Financial Statement Schedule:
Schedule II - Valuation and Qualifying Accounts

	3.	Exhibits:
See the Exhibit Index on pages i - vii.

(b)           REPORTS ON FORM 8-K.

On January 8, 2003, we filed a Form 8-K pursuant to Item 9 regarding our press release announcing an exclusive five-year international DVD sublicense agreement with Bertelsmann Music Information Services, GmbH.  On January 10, 2003, we filed a Form 8-K pursuant to Item 9 regarding the our telephonic conference call and simultaneous Web cast to discuss our recently signed international DVD sublicense agreement with Bertelsmann Music Information Services, GmbH. On March 26, 2003, we filed a Form 8-K pursuant to Item 5 describing our retiring a $2,550,000 unsecured, subordinated promissory note to the Company’s largest shareholder, Image Investors Co.

SCHEDULE II

– Valuation and Qualifying Accounts –

For the Years Ended March 31, 2003, 2002 and 2001

	Allowance for Doubtful Accounts
(In thousands)	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Amounts Written-Off	Balance at End of Year

For the Year Ended March 31, 2003:	$1,474	$108	$(562)	$1,020

For the Year Ended March 31, 2002:	$1,020	$597	$(143)	$1,474

For the Year Ended March 31, 2001	$551	$555	$(86)	$1,020

	Allowance for Sales Returns
(In thousands)	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Amounts Written-Off	Balance at End of Year

For the Year Ended March 31, 2003:	$3,900	$15,381	$(14,231)	$5,050

For the Year Ended March 31, 2002:	$3,450	$10,507	$(10,057)	$3,900

For the Year Ended March 31, 2001	$3,113	$9,011	$(8,674)	$3,450

Reconciliation to Consolidated Balance Sheets

	At March 31,
(In thousands)	2003	2002
Allowance for Doubtful Accounts:
Balance at End of Year	$1,020	$1,474
Allowance for Sales Returns:
Balance at End of Year	5,050	3,900
Allowances	$6,070	$5,374

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMAGE ENTERTAINMENT, INC.
A California corporation

Dated: June 27, 2003	/s/ MARTIN W. GREENWALD
MARTIN W. GREENWALD
Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: June 27, 2003	/s/ MARTIN W. GREENWALD
MARTIN W. GREENWALD
Chairman of the Board, President and Chief Executive Officer

Dated: June 27, 2003	/s/ JEFF M. FRAMER
JEFF M. FRAMER
Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: June 27, 2003	/s/ IRA EPSTEIN
IRA EPSTEIN
Director

Dated: June 27, 2003	/s/ M. TREVENEN HUXLEY
M. TREVENEN HUXLEY
Director

Dated: June 27, 2003	/s/ ROBERT J. MCCLOSKEY
ROBERT J. MCCLOSKEY
Director

IMAGE ENTERTAINMENT, INC.

CERTIFICATIONS PURSUANT TO SECTION 302 OF

THE SARBANES OXLEY ACT OF 2002

CERTIFICATION

I, Martin W. Greenwald, Chairman and Chief Executive Officer of Image Entertainment, Inc., certify that:

1.                                       I have reviewed this annual report on Form 10-K of Image Entertainment, Inc.;

2.                                       Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.                                       Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.                                       The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.                                       designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary and joint venture, is made known to us by others, within those entities, particularly during the period in which this annual report is being prepared;

b.                                      evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and,

c.                                       presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

a.                                       all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.                                      any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ MARTIN W. GREENWALD
Martin W. Greenwald
Chairman and Chief Executive Officer

June 27, 2003

IMAGE ENTERTAINMENT, INC.

CERTIFICATIONS PURSUANT TO SECTION 302 OF
THE SARBANES OXLEY ACT OF 2002

CERTIFICATION

I, Jeff M. Framer, Chief Financial Officer of Image Entertainment, Inc., certify that:

1.                                       I have reviewed this annual report on Form 10-K of Image Entertainment, Inc.;

2.                                       Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.                                       Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.                                       The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.                                       designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary and joint venture, is made known to us by others, within those entities, particularly during the period in which this annual report is being prepared;

b.                                      evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and,

c.                                       presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

a.                                       all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.                                      any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ JEFF M. FRAMER
Jeff M. Framer
Chief Financial Officer

June 27, 2003

EXHIBITS

2.1

Asset Purchase Agreement, dated as of August 20, 1998, by and between Image Newco, Inc. and Ken Crane’s Magnavox City, Inc.  Filed as Exhibit 2.1 to Image’s Registration Statement on Form S-2 (No. 333-65611), effective December 21, 1998, and incorporated by reference herein.

2.1(a)

First Amendment to Asset Purchase Agreement, dated as of October 3, 1998, by and between Image Newco, Inc. and Ken Crane’s Magnavox City, Inc.  Filed as Exhibit 2.2 to Image’s Registration Statement on Form S-2 (No. 333-65611), effective December 21, 1998, and incorporated by reference herein.

3.1	Restated Articles of Incorporation. Filed as Exhibit 3.1 of Image’s Form 10-K for the year ended March 31, 1995, and incorporated by reference herein.

3.2	Bylaws. Filed as Exhibit 3.2 of Image’s Form 10-K for the year ended March 31, 1995, and incorporated by reference herein.

4.1	Specimen Common Stock certificate. Filed as Exhibit 4 to Image’s Registration Statement on Fomr S-2 (No. 333-65611), effective December 21, 1998, and incorporated by reference herein.

4.2

Convertible Subordinated Promissory Note, dated October 29, 1997, issued to Image Investors Co. pursuant to that certain Credit Agreement, dated as of September 29, 1997, by an between Image and Image Investors Co.  Filed as Exhibit 4.2 to Image’s Form 10-K for the fiscal year ended March 31, 1999, and incorporated by reference herein.

4.3

Warrant dated as of October 5, 2001 between Image and Lighthouse Capital Management Corp.  Filed as Exhibit 4.1 to Image’s Form 10-Q for the quarter ended December 31, 2001, and incorporated by reference herein.

4.4

Warrant dated as of September 25, 2002 between Image and Standard Broadcasting Corporation Limited.  Filed as Exhibit 99.2 to Image’s Form 8-K dated September 12, 2002, and incorporated by reference herein.

4.5

Form of Registration Rights Agreement dated as of September 25, 2002 between Image and Standard Broadcasting Corporation Limited.  Filed as Exhibit 4.1 to Image’s Form 8-K dated September 12, 2002, and incorporated by reference herein.

4.6

Form of Registration Rights Agreement dated as of March 24, 2003 between Image and Image Investors Co.  Filed as Exhibit 4.1 to Image’s Form 8-K dated March 24, 2003, and incorporated by reference herein.

10.1 †	Image’s Restated 1989 Incentive Stock Option Plan. Filed as Exhibit 10.1 of Image’s Form 10-K for the fiscal year ended March 31, 1992, and incorporated by reference herein.

10.2 †	Image’s 1990 Stock Option Plan. Filed as Exhibit A of Image’s Proxy Statement dated December 27, 1990, and incorporated by reference herein.

10.3 †	Image’s Restated 1992 Stock Option Plan. Filed as Exhibit A of Image’s Proxy Statement dated September 9, 1994, and incorporated by reference herein.

10.4 †

Image’s 1994 Eligible Directors Stock Option Plan and Form of Eligible Director Non-Qualified Stock Option Agreement.  Filed as Exhibit 10.4 of Image’s Form 10-K for the fiscal year ended March 31, 1995, and incorporated by reference herein.

i

10.5 †	Image’s 1998 Incentive Plan. Filed as Exhibit A to Image’s Notice of Annual Meeting and Proxy Statement dated July 29, 1998, and incorporated herein by this reference (make consistent with above?).

10.5(a)

Form of Employee (Nonqualified) Stock Option Grant Agreement under Image’s 1998 Incentive Plan.  Filed as Exhibit 10.5(a) to Image’s Form 10-K for the fiscal year ended March 31, 1999, and incorporated by reference herein.

10.6 †

Eligible Director Non-Qualified Stock Option Agreement, dated as of July 22, 1998, between Image and Stuart Segall.  Filed as Exhibit 10.9 to Image’s Registration Statement on Form S-2 (No. 333-65611), effective December 21, 1998, and incorporated by reference herein.

10.7 †

Eligible Director Non-Qualified Stock Option Agreement, dated as of September 17, 1998, between Image and Mark Trevenen Huxley.  Filed as Exhibit 10.10 to Image’s Registration Statement on Form S-2 (No. 333-65611), effective December 21, 1998, and incorporated by reference herein.

10.8 †

Form of Option Agreement, dated October 15, 1991, between Image and Martin W. Greenwald.  Filed as Exhibit 10.3 of Image’s Form 10-Q for the quarter ended September 30, 1991, and incorporated by reference herein.

10.9 †	Form of Option granted, dated August 13, 1992, by Image to Cheryl Lee. Filed as Exhibit 10.12 of Image’s Form 10-K for the fiscal year ended March 31, 1994, and incorporated by reference herein.

10.10 †	Form of Option granted May 19, 1994 to Jeff Framer, Cheryl Lee and David Borshell. Filed as Exhibit 10.24 to Image’s Form 10-K for the year ended March 31, 1994, and incorporated by reference herein.

10.11 †

Form of Termination Agreement between Image and each of Martin W. Greenwald, Cheryl Lee, Jeff Framer and David Borshell (relating to the termination of their former employment agreements).  File as Exhibit 10.11 to Image’s Registration Statement on Form S-2 (NO. 333-65611), effective December 21, 1998, and incorporated by reference herein.

10.12 †

Employment Agreement, dated as of July 1, 1998, between Image and Martin W. Greenwald.  Filed as Exhibit 10.12 to Image’s Registration Statement on Form S-2 (No. 333-65611), effective December 21, 1998, and incorporated by reference herein.

10.13 †

Employment Agreement, dated as of July 1, 1998, between Image and David Borshell.  Filed as Exhibit 10.15 to Image’s Registration Statement on Form S-2 (No. 333-65611), effective December 21, 1998, and incorporated by reference herein.

10.14 †

Employment Agreement, dated as of July 1, 1998, between Image and Jeff Framer.  Filed as Exhibit 10.14 to Image’s Registration Statement on Form S-2 (No. 333-65611), effective December 21, 1998, and incorporated by reference herein.

10.15 †

Employment Agreement, dated as of July 1, 1998, between Image and Cheryl Lee.  Filed as Exhibit 10.13 to Image’s Registration Statement on Form S-2 (No. 333-65611), effective December 21, 1998, and incorporated by reference herein.

10.16 †

Form of 1998 Performance Restricted Stock Unit Award Agreement (and related General Provisions), between Image and each of Martin W. Greenwald, Cheryl Lee, Jeff Framer and David Borshell (appended as Exhibit A to Exhibits 10.12 through 10.15).  Filed as Exhibit 10.16 to Image’s Registration Statement on Form S-2 (No. 333-65611), effective December 21, 1998, and incorporated by reference herein.

10.17 †	Form of 1999 Performance Restricted Stock Unit Award Agreement dated as of July 1, 1999 (and related 1999 General Provisions), between Image and each of Martin W. Greenwald, Cheryl Lee, Jeff Framer and David Borshell. Filed as Exhibit 10.1 to Image’s Form 10-Q for the quarter ended June 30, 1999, and incorporated by reference herein.

10.18 †

Loan Agreement, dated as of August 18, 2000, by and between Image and Martin W. Greenwald.  Filed as Exhibit 10.1 to Image’s Form 10-Q for the quarter ended September 30, 2000, and incorporated by reference herein.

10.19 †

Form of Director Stock Unit Award Agreement, dated as of October 1, 1999, between Image and each of Ira Epstein, M. Trevenen Huxley and Stuart Segall.  Filed as Exhibit 10.18 to Image’s Form 10-K for the fiscal year ended March 31, 2000, and incorporated by reference herein.

10.20 †

Form of Director Stock Unit Award Agreement, dated as of October 1, 2000, between Image and each of Ira Epstein, M. Trevenen Huxley and Stuart Segall.  Filed as Exhibit 10.1 to Image’s Form 10-Q for the quarter ended December 31, 2000, and incorporated by reference herein.

10.21 †	Form of Indemnity Agreement between Image and its directors and officers. Filed as Exhibit F of Image’s Proxy Statement dated September 5, 1989, and incorporated by reference herein.

10.22

Stock Purchase Agreement among Image, Directors of Image and various Buyers dated December 29, 1987.  Filed as Exhibit 4.3 of Image’s Form 8-K dated December 29, 1987, and incorporated by reference herein.

10.22(a)

Form of First Amendment, dated July 7, 1992, to the Stock Purchase Agreement among Image, Directors of Image and various Buyers dated December 29, 1987.  Filed as Exhibit 10.5 of Image’s Form 10-Q for the quarter ended September 30, 1992, and incorporated by reference herein.

10.23

Stock Purchase Agreement among Image, Directors of Image and Image Investors Co. dated June 27, 1990.  Filed as Exhibit 10.53 of Image’s Form 10-K for the fiscal year ended March 31, 1990.  Image and Image Investors Co. are parties to Stock Purchase Agreements dated July 14, 1988, November 30, 1988, January 11, 1989, February 14, 1989, May 10, 1989 and June 20, 1990, which are virtually identical to this Exhibit except for the number of shares of Common Stock purchased, and incorporated by reference herein.

10.24

Stock Purchase Agreement between Image and Image Investors Co. dated December 30, 1992, including Warrant.  Filed as Exhibit 10.6 of Image’s Form 10-Q for the quarter ended December 31, 1992, and incorporated by reference herein.

10.25

Standard Industrial Lease for 9333 Oso Avenue, Chatsworth, California, dated December 1, 1993 and effective April 1, 1994, by and between Image and P&R Investment Company.  Filed as Exhibit 10.1 of Image’s Form 10-Q for the quarter ended December 31, 1993, and incorporated by reference herein.

10.25(a)

First Amendment dated August 20, 1996 to Standard Industrial Lease for 9333 Oso Avenue, Chatsworth, California, dated December 1, 1993 and effective April 1, 1994, by and between Image and P&R Investment Company.  Filed as Exhibit 10.24(a) to Image’s Form 10-K for the fiscal year ended March 31, 1999, and incorporated by reference herein.

10.25(b)

Second Amendment dated March 1, 1999 to Standard Industrial Lease for 9333 Oso Avenue, Chatsworth, California, dated December 1, 1993 and effective April 1, 1994, by and between Image and P&R Investment Company.  Filed as Exhibit 10.24(b) to Image’s Form 10-K for the fiscal year ended March 31, 1999, and incorporated by reference herein.

10.26

Standard Industrial Lease for 9349 Oso Avenue, Chatsworth, California, dated March 1, 1999 and effective May 1, 1990, between Image and P&R Investment Company.  Filed as Exhibit 10.25 to Image’s Form 10-K for the fiscal year ended March 31, 1999, and incorporated by reference herein.

10.27

Business Loan Agreement between Image and Bank of America National Trust and Savings Association dated March 10, 1997.  Filed as Exhibit 10.23 to Image’s Form 10-K for the fiscal year ended March 31, 1998, and incorporated by reference herein.

10.27(a)

Amendment No. 1 dated as of February 4, 1998 to Business Loan Agreement between Image and Bank of America National Trust and Savings Association dated March 10, 1997.  Filed as Exhibit 10.23(a) to Image’s Form 10-K for the fiscal year ended March 31, 1998, and incorporated by reference herein.

10.27(b)

Amendment No. 2 dated as of June 29, 1998 to Business Loan Agreement, dated March 10, 1997, by and between Image and Bank of America National Trust and Savings Association.  Filed as Exhibit 10.3 to Image’s Form 10-Q for the quarter ended June 30, 1998, and incorporated by reference herein.

10.27(c)

Amendment No. 3 dated as of November 3, 1999 to Business Loan Agreement, dated March 10, 1997, by and between Image and Bank of America National Trust and Savings Association.  Filed as Exhibit 10.2 to Image’s Form 10-Q for the quarter ended September 30, 1999, and incorporated by reference herein.

10.28

Business Loan Agreement between Image and Bank of America, N.A. dated June 28, 2000.  Filed as Exhibit 10.2 to Image’s Form 10-Q for the quarter ended June 30, 2000, and incorporated by reference herein.

10.29

Intercreditor Agreement between Bank of America, N.A. and Foothill Capital Corporation dated June 28, 2000.  Filed as Exhibit 10.1 to Image’s Form 10-Q for the quarter ended June 30, 2000, and incorporated by reference herein.

10.30

Lease Intended as Security between Image and BA Leasing & Capital Corporation dated March 19, 1997.  Filed as Exhibit 10.24 to Image’s Form 10-K for the fiscal year ended March 31, 1998, and incorporated by reference herein.

10.30(a)

(First) Amendment, dated March 19, 1997, to Lease Intended as Security between Image and BA Leasing & Capital Corporation dated March 19, 1997.  Filed as Exhibit 10.24(a) to Image’s Form 10-K for the fiscal year ended March 31, 1998, and incorporated by reference herein.

10.30(b)

Second Amendment, dated February 8, 1998, to Lease Intended as Security between Image and BA Leasing & Capital Corporation dated March 19, 1997.  Filed as Exhibit 10.24(b) to Image’s Form 10-K for the fiscal year ended March 31, 1998, and incorporated by reference herein.

10.30(c)

Third Amendment, dated September 25, 1998, to Lease Intended as Security between Image and BA Leasing & Capital Corporation dated March 19, 1997.  Filed as Exhibit 10.1 to Image’s Form 10-Q for the quarter ended September 30, 1998, and incorporated by reference herein.

10.31

Loan Agreement between Image and Union Bank of California, N.A., dated as of December 17, 1996.  Filed as Exhibit 10.20 of Image’s Form 10-K for the fiscal year ended March 31, 1997, and incorporated by reference herein.

10.31(a)

Amendment No. 1, dated as of February 5, 1997, to Loan Agreement, dated as of December 17, 1996, by and between Image and Union Bank of California, N.A.  Filed as Exhibit 10.20.A of Image’s Form 10-K for the fiscal year ended March 31, 1997, and incorporated by reference herein.

10.31(b)

Amendment No. 2, dated as of February 25, 1997, to Loan Agreement, dated as of December 17, 1996, by and between Image and Union Bank of California, N.A.  Filed as Exhibit 10.20.B of Image’s Form 10-K for the fiscal year ended March 31, 1997, and incorporated by reference herein.

10.31(c)

Amendment No. 3, dated as of September 27, 1997, to Loan Agreement, dated as of December 17, 1996, by and between Image and Union Bank of California, N.A.  Filed as Exhibit 10.26(c) of Image’s Form 10-K for the fiscal year ended March 31, 1998, and incorporated by reference herein.

10.31(d)

Amendment No. 4, dated as of October 31, 1997, to Loan Agreement, dated as of December 17, 1996, by and between Image and Union Bank of California, N.A.  Filed as Exhibit 10.26(d) of Image’s Form 10-K for the fiscal year ended March 31, 1998, and incorporated by reference herein.

10.31(e)

Amendment No. 5, dated as of January 28, 1998, to Loan Agreement, dated as of December 17, 1996, by and between Image and Union Bank of California, N.A.  Filed as Exhibit 10.26(e) of Image’s Form 10-K for the fiscal year ended March 31, 1998, and incorporated by reference herein.

10.31(f)

Amendment No. 6, dated as of June 18, 1998, to Loan Agreement, dated as of December 17, 1996, by and between Image and Union Bank of California, N.A.  Filed as Exhibit 10.26(f) of Image’s Form 10-K for the fiscal year ended March 31, 1998, and incorporated by reference herein.

10.31(g)

Amendment No. 7, dated as of July 13, 1998, to Loan Agreement, dated as of December 17, 1996, by and between Image and Union Bank of California, N.A.  Filed as Exhibit 10.2 of Image’s Form 10-Q for the quarter ended June 30, 1998, and incorporated by reference herein.

10.31(h)

Amendment No. 8, dated as of October 23, 1998, to Loan Agreement, dated as of December 17, 1996, by and between Image and Union Bank of California, N.A.  Filed as Exhibit 10.2 of Image’s Form 10-Q for the quarter ended September 30, 1998, and incorporated by reference herein.

10.32

Credit Agreement, dated as of September 29, 1997, by and between Image and Image Investors Co.  Filed as Exhibit 10.27 to Image’s Form 10-K for the fiscal year ended March 31, 1998, and incorporated by reference herein.

10.32(a)

Amendment No. 1, dated as of July 9, 2002, to Credit Agreement, dated as of September 29, 1997, by and between Image and Image Investors Co.  Filed as Exhibit 10.1 to Image’s Form 10-Q for the quarter ended June 30, 2002, and incorporated by reference herein.

10.32(b)

Amendment No. 2, dated as of September 30, 2002, to Credit Agreement, dated as of September 29, 1997, by and between Image and Image Investors Co.  Filed as Exhibit 10.4 to Image’s Form 10-Q for the quarter ended September 30, 2002, and incorporated by reference herein.

10.33

Loan and Security Agreement, dated as of December 28, 1998, by and between Image and Foothill Capital Corporation, including Capital Expenditure Loan Note and Trademark Security Agreement.  Filed as Exhibit 10.1 to Image’s Form 10-Q for the quarter ended December 31, 1998, and incorporated by reference herein.

10.33(a)

Amendment No. 1, dated as of November 1, 1999, to Loan and Security Agreement, dated as of December 28, 1998, by and between Image and Foothill Capital Corporation.  Filed as Exhibit 10.1 to Image’s Form 10-Q for the quarter ended September 30, 1999, and incorporated by reference herein.

10.33(b)

Amendment No. 2, dated as of February 8, 2000, to Loan and Security Agreement, dated as of December 28, 1998, by and between Image and Foothill Capital Corporation.  Filed as Exhibit 10.1 to Image’s Form 10-Q for the quarter ended December 31, 1999, and incorporated by reference herein.

10.33(c)

Amendment No. 3, dated as of August 28, 2001, to Loan and Security Agreement, dated as of December 28, 1998, by and between Image and Foothill Capital Corporation.  Filed as Exhibit 10.2 to Image’s Form 10-Q for the quarter ended September 30, 2001, and incorporated by reference herein.

10.33(d)

Amendment No. 4, dated as of September 30, 2001, to Loan and Security Agreement, dated as of December 28, 1998, by and between Image and Foothill Capital Corporation.  Filed as Exhibit 10.3 to Image’s Form 10-Q for the quarter ended September 30, 2001, and incorporated by reference herein.

10.33(e)

Amendment No. 5, dated as of February 28, 2002, to Loan and Security Agreement, dated as of December 28, 1998, by and between Image and Foothill Capital Corporation.  Filed as Exhibit 10.1 to Image’s Form 10-Q for the quarter ended September 30, 2002, and incorporated by reference herein.

v

10.33(f)

Amendment No. 6, dated as of August 1, 2002, to Loan and Security Agreement, dated as of December 28, 1998, by and between Image and Foothill Capital Corporation.  Filed as Exhibit 10.2 to Image’s Form 10-Q for the quarter ended September 30, 2002, and incorporated by reference herein.

10.33(g)

Amendment No. 7, dated as of September 30, 2002, to Loan and Security Agreement, dated as of December 28, 1998, by and between Image and Foothill Capital Corporation.  Filed as Exhibit 10.3 to Image’s Form 10-Q for the quarter ended September 30, 2002, and incorporated by reference herein.

10.33(h)

Amendment No. 8, dated as of December 31, 2002, to Loan and Security Agreement, dated as of December 28, 1998, by and between Image and Foothill Capital Corporation.  Filed as Exhibit 10.1 to Image’s Form 10-Q for the quarter ended December 31, 2002, and incorporated by reference herein.

10.34

Limited Liability Company Operating Agreement of Aviva International, LLC, dated as of June 21, 1999, by and between Image and Michael Lopez.  Filed as Exhibit 10.2 to Image’s Form 10-Q for the quarter ended June 30, 1999, and incorporated by reference herein.

10.34(a)

First Amendment, dated as of April 28, 2000, to Limited Liability Company Operating Agreement of Aviva International, LLC, dated as of June 21, 1999, by and between Image and Michael Lopez.  Filed as Exhibit 10.30(a) to Image’s Form 10-K for the fiscal year ended March 31, 2000, and incorporated by reference herein.

10.35

Optical Disc Replication and Loan Agreement dated March 13, 2001, by and between Image and MRT Technology, LLC.  Filed as Exhibit 10.35 to Image’s Form 10-K for the fiscal year ended March 31, 2001, and incorporated by reference herein.

10.35(a)

Amendment No. 1., dated as of March 26, 2002, to Optical Disc Replication and Loan Agreement dated March 13, 2001, by and between Image and MRT Technology LLC.  Filed as Exhibit 10.35(a) to Image’s Form 10-K for the fiscal year ended March 31, 2002, and incorporated by reference herein.

10.36

Subordination Agreement dated March 13, 2001, by and between Image, MRT Technology, LLC and Bank of America, N.A.  Filed as Exhibit 10.36 to Image’s 10-K for the fiscal year ended March 31, 2001, and incorporated by reference herein.

10.36(a)

First Amendment, dated March 26, 2002, to Subordination Agreement, dated March 13, 2001, by and between Image, MRT Technology, LLC and Bank of America, N.A.  Filed as Exhibit 10.36(a) to Image’s Form 10-K for the fiscal year ended March 31, 2002, and incorporated by reference herein.

10.37

Subordination Agreement dated March 13, 2001 by and between Image, MRT Technology, LLC and Foothill Capital Corporation.  Filed as Exhibit 10.37 to Image’s Form 10-K for the fiscal year ended March 31, 2001, and incorporated by reference herein.

10.37(a)

Amendment Number One, dated March 26, 2002, to Subordination Agreement dated March 13, 2001, by and between Image, MRT Technology, LLC and Foothill Capital Corporation.  Filed as Exhibit 10.37(a) to Image’s Form 10-K for the fiscal year ended March 31, 2002, and incorporated by reference herein.

10.38

Master Lease Agreement, dated as of July 25, 2001, by and between Image and General Electric Capital Corporation.  Filed as Exhibit 10.4 to Image’s Form 10-Q for quarter ended September 30, 2001, and incorporated by reference herein.

10.39

Stock Purchase Agreement dated as of September 10, 2002 between Image and Standard Broadcasting Corporation Limited.  Filed as Exhibit 99.1 to Image’s Form 8-K dated September 12, 2002, and incorporated by reference herein.

10.40

Termination and Exchange Agreement entered into on March 24, 2003, effective as of March 14, 2003, between Image and Image Investors Co.  Filed as Exhibit 99.1 to Image’s Form 8-K dated March 24, 2003, and incorporated by reference herein.

10.41	Form of Warrant, dated March 24, 2003, between Image and Image Investors Co. Filed as Exhibit 99.2 to Image’s Form 8-K dated March 24, 2003, and incorporated by reference herein.

21*	Subsidiaries of the Registrant.

23*	Consent Letter of KPMG LLP, Independent Certified Public Accountants.

99.1*	Certification pursuant to 18 U.S.C. Section 1360, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated June 27, 2003, by Chief Executive Officer.

99.2*	Certification pursuant to 18 U.S.C. Section 1360, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated June 27, 2003, by Chief Financial Officer.

* Exhibit(s) not previously filed with the Securities and Exchange Commission.
† Management Contracts, Compensatory Plans or Arrangements.