Form 10-Q
period 2003-06-30
IMAGE ENTERTAINMENT INC
filed 2003-08-13
CIK 216324

United States
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☒

Number of shares outstanding of the registrant’s common stock on August 6, 2003: 18,244,985

PART I — FINANCIAL INFORMATION

ITEM 1.                             Financial Statements.

IMAGE ENTERTAINMENT, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

June 30, 2003 and March 31, 2003

ASSETS

(In thousands)	June 30, 2003	March 31, 2003
Current assets:
Cash	$1,465	$2,672
Accounts receivable, net of allowances of $5,505 - June 30, 2003; $6,070 - March 31, 2003	16,821	20,454
Inventories	15,438	15,613
Royalty and distribution fee advances	7,471	8,666
Prepaid expenses and other assets	804	803
Deferred tax assets, net	1,534	1,535
Total current assets	43,533	49,743
Noncurrent inventories, principally production costs	2,822	2,755
Noncurrent royalty and distribution advances	11,887	10,118
Noncurrent deferred tax assets, net	5,388	4,709
Property, equipment and improvements, net	6,944	6,850
Other assets	253	320
	$70,827	$74,495

See accompanying notes to consolidated financial statements

IMAGE ENTERTAINMENT, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

June 30, 2003 and March 31, 2003

LIABILITIES AND SHAREHOLDERS’ EQUITY

(In thousands, except share data)	June 30, 2003	March 31, 2003
Current liabilities:
Accounts payable	$8,162	$9,771
Accrued liabilities	3,443	2,919
Accrued royalties and distribution fees	6,225	7,032
Accrued music publishing fees	4,562	4,256
Deferred revenue – BMG	3,000	3,000
Revolving credit facility	9,899	10,520
Current portion of long-term debt	1,591	1,591
Current portion of capital lease obligations	462	569
Total current liabilities	37,344	39,658
Long-term debt, less current portion	2,530	2,816
Capital lease obligations, less current portion	296	356
Total liabilities	40,170	42,830

Shareholders’ equity:
Preferred stock, $1 par value, 3,366,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value, 30,000,000 shares authorized; 18,245,000 and 18,225,000 issued and outstanding at June 30, 2003 and March 31, 2003, respectively	33,102	32,916
Additional paid-in capital	3,774	3,774
Accumulated deficit	(6,219)	(5,025)
Net shareholders’ equity	30,657	31,665
	$70,827	$74,495

See accompanying notes to consolidated financial statements

IMAGE ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

For the Three Months Ended June 30, 2003 and 2002

(In thousands, except per share data)	2003	2002
NET REVENUES	$19,853	$23,775
OPERATING COSTS AND EXPENSES:
Cost of sales	15,142	17,390
Selling expenses	1,939	2,563
General and administrative expenses	3,504	3,134
Amortization of production costs	1,015	1,079
	21,600	24,166
LOSS FROM OPERATIONS	(1,747)	(391)
OTHER EXPENSES (INCOME):
Interest expense	200	402
Other	(75)	(113)
	125	289
LOSS BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	(1,872)	(680)
INCOME TAX BENEFIT	678	253
LOSS BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	(1,194)	(427)
CUMULATIVE EFFECT OF ACCOUNTING CHANGE, NET OF INCOME TAX BENEFIT OF $2,231	—	(3,766)
NET LOSS	$(1,194)	$(4,193)
NET LOSS PER SHARE BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE – Basic and diluted	$(.07)	$(.03)
CUMULATIVE EFFECT OF ACCOUNTING CHANGE, NET	—	(.24)
NET LOSS PER SHARE:
Basic and diluted	$(.07)	$(.27)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	18,225	15,828

See accompanying notes to consolidated financial statements

IMAGE ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

For the Three Months Ended June 30, 2003 and 2002

(In thousands)	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,194)	$(4,193)
Adjustments to reconcile net loss to net cash provided by operating activities:
Cumulative effect of accounting change, net of deferred tax benefit	—	3,766
Amortization of production costs	1,015	1,079
Depreciation and other amortization	651	701
Amortization of stock warrant and restricted stock units	50	88
Provision for estimated doubtful accounts receivable	56	30
Deferred income taxes – continuing operations	(678)	(253)
Changes in assets and liabilities associated with operating activities:
Accounts receivable	3,577	2,637
Inventories	(119)	173
Royalty and distribution fee advances	(573)	779
Production cost expenditures	(788)	(1,027)
Prepaid expenses and other assets	65	23
Accounts payable, accrued royalties, fees and liabilities	(1,449)	(2,803)
Net cash provided by operating activities	613	1,000
CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used in investing activities – capital expenditures	$(746)	$(284)

See accompanying notes to consolidated financial statements

For the Three Months Ended June 30, 2003 and 2002

(In thousands)	2003	2002
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facility	$25,857	$25,745
Repayments of borrowings under revolving credit facility	(26,478)	(24,270)
Repayments of long-term debt	(286)	(467)
Principal payments under capital lease obligations	(167)	(155)
Net cash (used in) provided by financing activities	(1,074)	853
NET INCREASE (DECREASE) IN CASH:	(1,207)	1,569
Cash at beginning of period	2,672	303
Cash at end of period	$1,465	$1,872
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$190	$328
Income taxes	$6	$—

SUPPLEMENTAL DISCLOSURES OF NONCASH OPERATING, INVESTING AND FINANCING ACTIVITIES:

On June 30, 2003, the Company issued 19,577 shares of common stock to officers (net of shares withheld for payment of related income taxes) in connection with the vesting of restricted stock units.  The Company increased common stock at June 30, 2003 by approximately $186,000, such amounts representing the value of the total vested shares as of the respective grant dates less the value of shares withheld for payment of related income taxes on the vesting dates.

See accompanying notes to consolidated financial statements

Note 1.                                  Basis of Presentation.

The accompanying consolidated financial statements include the accounts of Image Entertainment, Inc. (“Image”), its wholly-owned subsidiary DVDPlanet.com, Inc. (“DVDPlanet”), and Image’s controlled 50%-owned joint venture, Aviva International, LLC (“Aviva”) (collectively, the “Company”).  All significant inter-company balances and transactions have been eliminated in consolidation.  Aviva ceased active operations effective December 31, 2002.

The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  They do not include all information and notes required by U.S. GAAP for complete financial statements.  There have been no significant changes in the Company’s critical accounting policies as disclosed in “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Annual Report on Form 10-K of the Company for the year ended March 31, 2003.  In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included.  Operating results for the three months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2004.  The accompanying consolidated financial information for the three months ended June 30, 2003 and 2002 should be read in conjunction with the Consolidated Financial Statements, the Notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended March 31, 2003.

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

Certain fiscal 2003 balances have been reclassified to conform with the fiscal 2004 presentation.

Note 2.          Accounting for Stock-Based Compensation

We account for our stock option grants in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 44, Accounting for Certain Transactions Involving Stock Compensation.  Compensation expense is generally recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price or in connection with the modification to outstanding awards or changes in grantee status. No employee stock option compensation expense is reflected in our results of operations, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.   Total compensation cost recognized for stock-based employee compensation awards under restricted stock grants, net of cancellations, is added back to the consolidated net loss, and reported in the table below.

Compensation expense related to stock options granted to non-employees is accounted for under Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, which requires us to recognize an expense based on the fair value of the related awards.  We are not required, and we currently do not intend to transition to use a fair value method of accounting for stock-based employee compensation.  The following table illustrates the effect on the consolidated net loss and basic and diluted net loss per share as if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	Three Months Ended June 30,
(In thousands, except per share data)	2003	2002

Consolidated net loss, as reported	$(1,194)	$(4,193)
Add: Stock-based employee compensation expense included in the reported consolidated net loss, net of related tax effects	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(87)	(74)

Pro forma consolidated net loss	$(1,281)	$(4,267)

Consolidated net loss per share:
As reported
Basic and diluted	$(.07)	$(.27)
Pro forma
Basic and diluted	$(.07)	$(.27)

The fair value of the stock options at the date of grant was estimated using the Black-Scholes pricing model with the following assumptions for the three months ended June 30, 2003 and 2002, respectively:

	2003	2002
Expected life (years)	5.0	5.0
Interest rate	1.20%	3.91%
Volatility	79%	83%
Dividend yield	0.00%	0.00%

Note 3.                                  New Accounting Pronouncements

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

In November 2002, the Emerging Issues Task Force (“EITF”) issued Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables.  This issue addresses determination of whether an arrangement involving more than one deliverable contains more than one unit of accounting and how arrangement consideration should be measured and allocated to the separate units of accounting. EITF Issue No. 00-21 will be effective for revenue arrangements entered into in fiscal quarters beginning after June 15, 2003, or the Company may elect to report the change in accounting as a cumulative-effect adjustment. We do not expect the adoption of this issue to have a material impact on our financial condition or results of operations.

Note 4.   Inventories.

Inventories at June 30, 2003 and March 31, 2003 are summarized as follows:

(In thousands)	June 30, 2003	March 31, 2003
DVD	$11,708	$11,806
Other	1,037	820
	12,745	12,626
Production costs, net	5,515	5,742
	18,260	18,368
Less current portion of inventories	15,438	15,613
Noncurrent inventories, principally production costs	$2,822	$2,755

DVD and other inventories consist primarily of finished DVD, CD and VHS product for sale and are stated at the lower of average cost or market.

Production costs consist of capitalized costs to produce licensed programming for domestic and international distribution and include the costs of film and tape conversion to the optical disc format, menu and packaging design, authoring, compression, mastering and the overhead of the Company’s creative services and production departments.  Production costs are reflected net of accumulated amortization of $16,279,000 and $14,462,000 at June 30, 2003 and March 31, 2003, respectively.

Note 5.       Debt.

Revolving Credit and Term Loan Facilities.  At June 30, 2003, the Company had $9,899,000 outstanding under its $17.0 million revolving credit facility with Wells Fargo Foothill, Inc. (“Foothill”) bearing interest at the “floor” interest rate of 5.75%.  The Company had no borrowings outstanding under its $1.0 million capital expenditure term loan facility with Foothill.  The Company had one outstanding standby letter of credit issued by Foothill in the amount of $150,000 to secure trade payables to a program supplier, which expires on November 18, 2003.  The Company had borrowing availability of $4,768,000 under the revolving credit facility, net of amounts utilized for the letter of credit, and $1,000,000 under the term loan facility.

The Company’s agreement with Foothill requires the Company to comply with certain financial and operating covenants.  At June 30, 2003, the Company was not in compliance with the covenant to maintain a minimum EBITDA (earnings before interest, taxes and depreciation and amortization, as defined in the Agreement) of $634,000 for the June 2003 quarter.  However, at the Company’s request, Foothill waived the Company’s compliance with that covenant for the June 2003 quarter.  As of June 30, 2003, the Company was in compliance with all other financial and operating covenants.

Long-term debt at June 30, 2003 and March 31, 2003 consists of the following:

(In thousands)	June 30, 2003	March 31, 2003
Subordinated note payable – Ritek Taiwan	$3,676	$3,898
Note payable to bank	445	509
	4,121	4,407
Current portion of long-term debt	1,591	1,591
Long-term debt less current portion	$2,530	$2,816

Note 6.   Net Loss per Share Data.

The following presents a reconciliation of the numerators and denominators used in computing basic and diluted net loss per share for the three months ended June 30, 2003 and 2002:

(In thousands, except per share data)	2003	2002

Loss before cumulative effect of accounting change	$(1,194)	$(427)
Cumulative effect of accounting change, net of tax benefit	—	(3,766)
Net loss – basic and diluted numerator	$(1,194)	$(4,193)
Weighted average common shares outstanding – basic and diluted denominator	18,225	15,828
Basic and diluted loss per share before cumulative effect of an accounting change	$(.07)	$(.03)
Cumulative effect of an accounting change, net of tax benefit	—	(.24)
Basic and diluted net loss per share	$(.07)	$(.27)

Diluted net loss per share for the three months ended June 30, 2003 and 2002 is based only on the weighted average number of common shares outstanding for the periods as inclusion of common stock equivalents (outstanding common stock options and warrants, and common stock underlying the convertible subordinated note payable in 2002 only) totaling 2,202,000 and 2,999,000 shares, respectively, would be antidilutive.

Note 7.       Segment Information.

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

For the Three Months Ended June 30, 2003:

	2003
(In thousands)	Domestic Wholesale Distribution	Retail Distribution	International Wholesale Distribution	Inter-segment Eliminations	Consolidated
NET REVENUES	$18,103	$4,688	$601	$(3,539)	$19,853
OPERATING COSTS AND EXPENSES	19,063	5,136	920	(3,519)	21,600
LOSS FROM OPERATIONS	(960)	(448)	(319)	(20)	(1,747)
OTHER EXPENSES	200	—	(72)	(3)	125
LOSS BEFORE INCOME TAXES	$(1,160)	$(448)	$(247)	$(17)	$(1,872)

For the Three Months Ended June 30, 2002:

	2002
(In thousands)	Domestic Wholesale Distribution	Retail Distribution	International Wholesale Distribution	Inter-segment Eliminations	Consolidated
NET REVENUES	$20,007	$5,352	$2,082	$(3,666)	$23,775
OPERATING COSTS AND EXPENSES	19,770	5,725	2,362	(3,691)	24,166
EARNINGS (LOSS) FROM OPERATIONS	237	(373)	(280)	25	(391)
OTHER EXPENSES (INCOME)	402	—	(105)	(8)	289
LOSS BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	$(165)	$(373)	$(175)	$33	$(680)

	As of
(In thousands)	June 30, 2003	March 31, 2003
TOTAL ASSETS:
DOMESTIC WHOLESALE DISTRIBUTION	$64,480	$67,373
RETAIL DISTRIBUTION	3,459	3,248
INTERNATIONAL WHOLESALE DISTRIBUTION	3,165	4,791
INTER-SEGMENT ELIMINATIONS	(277)	(917)
CONSOLIDATED TOTAL ASSETS	$70,827	$74,495

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

Our business strategy is to pursue, secure and exploit exclusive rights to as many different types of home entertainment programming, for as many formats and distribution methods, in as many territories, and for the longest term feasible.  We strive to grow a stream of revenues by building a strong customer base and a library of evergreen titles that can be exploited in existing home entertainment formats such as DVD, VHS, and CD and expanding distribution channels such as video-on-demand, Internet digital download and broadband streaming media.  Exploitation rights acquired by Image on an individual-title basis will vary as to format rights acquired.  Image has a current catalog in excess of 2,500 exclusive DVD titles in distribution.

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

Consumer Fulfillment Agreement

On June 1, 2003, the Company entered into a three-year Fulfillment and Customer Service Services Agreement with I-Serve Direct Commerce Services, Inc. (“I-Serve”), a wholly-owned subsidiary of Infinity Resources, Inc.

Prior to I-Serve, Image fulfilled for DVDPlanet out of its Las Vegas, Nevada warehouse and distribution facility.  Under the terms of the agreement, I-Serve provides consumer fulfillment for DVDPlanet from its warehousing and distribution facility in Illinois.  I-Serve also manages customer returns processing.

DVDPlanet will continue to be the primary obligor on all transactions and continue to have the following responsibilities with respect to its Internet operations:

•              DVDPlanet.com Web site operations;

•              Sales to its Internet customers through its DVDPlanet.com Web site;

•              Consumer billing and collection/credit card processing; and

•              Customer service responsibilities.

I-Serve ships products out of its warehouse and distribution center pursuant to orders received by DVDPlanet and bills DVDPlanet per shipment on a cost of goods basis plus fees (which cover product receiving and storage, pick, pack, sort and ship, packaging, labels and inventory management system expenses).  I-Serve charges DVDPlanet a monthly product sourcing fulfillment administration services fee (which cover product forecasts, product ordering, vendor records maintenance, sales and inventory monitoring, etc.).

As part of the agreement, I-Serve is purchasing both Image and DVDPlanet’s existing nonexclusive inventories up to a combined $2.2 million at approximately our cost.  I-Serve will pay for the purchase in six approximately equal monthly installments.  I-Serve will utilize the purchased inventory to fulfill sales (first out of this inventory rather than their own inventory) for DVDPlanet.com, and I-Serve’s own Web sites and catalog business.  We will not recognize revenue associated with the inventories purchased by I-Serve until the ultimate sell through of the purchased inventories by DVDPlanet (and fulfilled by I-Serve).  If inventory remains on January 1, 2004, I-Serve may require that the Company repurchase it at the cost originally paid by I-Serve to acquire it from the Company.

I-Serve also fulfills some of DVDPlanet’s retail store nonexclusive product needs.  Should we later choose, I-Serve has the ability to provide customer service and credit card processing services for additional fees.  In addition, I-Serve inventories music CDs for one of its Web sites, which will allow DVDPlanet to initiate selling CDs from the DVDPlanet.com Web site in the future.

Management believes that, on a consolidated basis, we should benefit from operational and space efficiencies (from carrying approximately 4,000 titles, which we will continue to distribute, rather than approximately 22,000 titles we previously distributed) and lower labor costs.  For additional cost savings, we are seeking to terminate our $108,000 per year lease for the vacant land adjacent to our Las Vegas distribution facility, as we believe we will no longer need it for future expansion as a result of the I-Serve arrangement.  On a consolidated basis, we expect to save up to $800,000 in annual operational expenses including overtime, temporary labor and other distribution related expenses.  Management further believes that expected gross profit margin from potential future CD sales could offset incremental fulfillment charges paid to I-Serve.  However, there is no guarantee that such future CD sales will materialize or be adequate to offset incremental fulfillment charges.

Seasonality and Variability.

We generally experience higher sales in our third and fourth fiscal quarters which end December 31 and March 31, a trend management attributes to increased consumer spending associated with the year-end holidays.  In addition to seasonality issues, other factors contribute to quarterly variability in our net revenues.  These factors include: (i) wholesale customer and retail consumer demand for our exclusively distributed programming then in release; (ii) our prior success in licensing and distribution activities related to new exclusive home entertainment programming; (iii) the impact of the extension, termination or non-renewal of existing license and distribution rights; (iv) the level and success of our marketing and promotional activities; and (v) general and economic changes affecting the buying habits of our customers, particularly those changes affecting consumer demand for DVD hardware and software.  Accordingly, our revenues and results of operations may vary significantly from period to period, and the results of any one period may not be indicative of the results of any future periods.

Results of Operations

The accompanying consolidated financial information for the three months ended June 30, 2003 should be read in conjunction with the Consolidated Financial Statements, the Notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2003.

The Three Months Ended June 30, 2003 Compared to The Three Months Ended June 30, 2002

The following table presents consolidated net revenues by reportable business segment for the three months ended June 30, 2003 and 2002:

	Three Months Ended June 30,
	2003	2002	% Change
	(in thousands)
Net revenues
Domestic Wholesale Distribution, net of intersegment eliminations	$14,564	$16,341	(10.9)%
Retail Distribution	4,688	5,352	(12.4)
International Wholesale Distribution	601	2,082	(71.1)
Consolidated	$19,853	$23,775	(16.5)%

Consolidated net revenues for all segments for the three months ended June 30, 2003 decreased 16.5% to $19,853,000, from $23,775,000 for the three months ended June 30, 2002.  Factors that contributed to the decrease in consolidated net revenues for the June 2003 quarter as compared to the June 2002 quarter are detailed below.

Net revenues for our Domestic Wholesale Distribution segment for the three months ended June 30, 2003 decreased 10.9% to $14,564,000, from $16,341,000 for the three months ended June 30, 2002.  The reduction in net revenues was due to a combination of a reduction in net revenues from previously released “catalogue” programming, a decline in nonexclusive programming sold, and declining VHS sales during the June 2003 quarter as compared to the June 2002 quarter.  We believe our successful fourth quarter ended March 31, 2003 catalogue DVD promotion contributed to less restocking by our customers during our first quarter ended June 30, 2003, and accordingly a decline in comparative first quarter net revenues.

Net revenues for our Retail Distribution segment, for the three months ended June 30, 2003 decreased 12.4% to $4,688,000, from $5,352,000 for the three months ended June 30, 2002.  Revenues from Internet distribution decreased 18.7% to $2,833,000 for the June 2003 quarter, from $3,486,000 for the June 2002 quarter.  Revenues from the retail store were up 2.7% to $1,590,000 for the June 2003 quarter from $1,549,000 for the June 2002 quarter.  Management believes that ongoing online pricing competition and free shipping offers by our competition negatively impacted DVDPlanet’s sales during the June 2003 quarter as compared to the June 2002 quarter.

Net revenues for our International Wholesale Distribution segment for the three months ended June 30, 2003 were down 71.1% to $601,000, from $2,082,000 for the three months ended June 30, 2002.  The reduction in net revenues is a result of (1) the change in our method of European distribution, as discussed below, which results in revenue based on royalty income from sales within the territories rather than gross sales from direct distribution (also resulting in a corresponding decrease in cost of sales), (2) the period of time required by the new sublicensee below to roll-out our exclusive programming throughout the territories’ distribution channels and (3) decreased broadcast revenues recognized on our exclusive programming during the June 2003 quarter.

For the prior-year quarter ended June 30, 2002, we distributed our exclusive programming throughout those European territories using local distributors.  Beginning in March 2003 for new releases and April 2003 for catalogue programming, BMG Music International Service, GmbH (“BMG”) commenced distribution of our programming throughout the same (and some additional) European territories under a sublicense agreement.  For the June 2002 quarter, we reported as net revenues our sales to these local distributors.  We also reported the associated expenses of these sales as cost of sales (such as manufacturing/packaging cost, shipping cost, royalties/distribution fees and music publishing) and selling expenses.  For the June 2003 quarter, under the new sublicense arrangement, we reported only the royalty income to be received from BMG, calculated as a percentage of revenues BMG generates from the sale of our product during the quarter (as well as the royalty expense we pay to our exclusive program suppliers as cost of sales).  This is a primary reason for the lower comparative revenues.  Although comparative revenues are primarily lower as a result of this new distribution arrangement, we no longer have the expenses associated with direct distribution to the European territories, such as manufacturing/packaging, shipping, music publishing and selling and advertising expenses.  Another reason for the comparative decline in net revenues is the fact that our programming was not fully represented throughout BMG’s European distribution territories during the June 2003 quarter.  BMG is methodically reintroducing our programming throughout the European territories to ultimately maximize sales.  During the June 2003 quarter, our programming was unavailable to the European distribution territories from our previous local distributors.  Management now believes that BMG will have our available programming fully represented for sale throughout the European territories by the end of our third quarter ending December 31, 2003.

Net revenues from broadcast sales of our exclusive programming were down 84.8% to $87,000 for the June 2003 quarter, from $571,000 for the June 2002 quarter.  London based NBD Television Ltd. acts as our sales agent for existing broadcast rights.  Net revenues by quarter will fluctuate depending upon demand for existing available titles for broadcast, successful acquisition of new broadcast rights for our exclusive DVD releases and broadcast availability of existing rights either currently available (or later available upon expiration of existing sales contracts with broadcasters).  We attempt to acquire broadcast rights as part of our DVD rights acquisition process when we believe that the demand and related revenues derived from broadcasts will justify the music clearance fees of such broadcast rights.  We are placing less of an emphasis on acquiring and exploiting broadcast rights due to the high cost of music clearance in relation to the fees broadcasters are willing to pay to air our exclusive programming.  Management expects the trend of comparatively lower broadcast revenues to continue for the foreseeable future.

The following tables present consolidated cost of sales by reportable business segment and as a percentage of related segment net revenues for the three months ended June 30, 2003 and 2002:

	Three Months Ended June 30,
	2003	2002
	(in thousands)
Cost of sales:
Domestic Wholesale Distribution, net of intersegment eliminations	$10,792	$11,545
Retail Distribution	3,891	4,379
International Wholesale Distribution	459	1,466
Consolidated	$15,142	$17,390
			% Change
As a percentage of segment net revenues:
Domestic Wholesale Distribution	74.1%	70.7%	3.4%
Retail Distribution	83.0	81.8	1.2
International Wholesale Distribution	76.4	70.4	6.0
Consolidated	76.3%	73.1%	3.2%

Consolidated cost of sales for the three months ended June 30, 2003 was $15,142,000, or 76.3% of net revenues, compared to $17,390,000, or 73.1% of net revenues for the three months ended June 30, 2002.  Accordingly, consolidated gross profit margin declined by 3.2% to 23.7% for the June 2003 quarter, from 26.9% for the June 2002 quarter.

Gross margins for the Domestic Wholesale Distribution segment, as a percentage of segment net revenues, declined by 3.4% to 25.9% for the three months ended June 30, 2003, from 29.3% for the three months ended June 30, 2002.  The decrease was primarily due to a higher percentage of segment revenues derived from “exclusively distributed” programming (which generates comparatively lower gross profit margins than the Company’s distribution of “exclusively licensed” programming) during the June 2003 quarter as compared to the June 2002 quarter.  Additionally, the segment’s gross profit margins were lower due to increased charges to segment cost of sales (accelerated amortization of royalty advances) as a result of lower ultimate revenues forecasts for some of our exclusive programming.  To a lesser extent, gross profit margins were impacted by rent expense classified as cost of sales during the June 2003 quarter, due to the sale of the distribution facility, which we owned during the June 2002 quarter (and is now leased).

Gross margins for the Retail Distribution segment, as a percentage of segment net revenues, decreased by 1.2%

to 17.0% for the three months ended June 30, 2003, from 18.2% for the three months ended June 30, 2002.  The decrease in DVDPlanet gross margin for the June 2003 quarter was a result of lower selling prices to remain competitive and increased postage expenses.  Management believes the current Internet retailing trend of increased price discounting of pre-ordered new DVD releases and free shipping offers will continue for the foreseeable future.  To the extent DVDPlanet further reduces its Internet pricing to meet its competition, its gross profit margins on Internet sales may be negatively impacted in the future.

Gross margins for the International Wholesale Distribution segment, as a percentage of segment net revenues, declined by 6.0% to 23.6% for the three months ended June 30, 2003, from 29.6% for the three months ended June 30, 2002.  Our segment gross margins declined primarily due to the transition from comparatively higher-margin direct distribution net revenues in the June 2002 quarter (before selling expenses) to comparatively lower-margin sublicense generated royalty income.  Additionally, gross margins were lower due to increased charges to segment cost of sales for accelerated amortization of royalty advances due to lower projected broadcast revenues for some of our titles.

The following tables present consolidated selling expenses by reportable business segment and as a percentage of related segment net revenues for the three months ended June 30, 2003 and 2002:

	Three Months Ended June 30,
	2003	2002	% Change
	(in thousands)
Selling expenses:
Domestic Wholesale Distribution	$1,157	$1,318	(12.2)%
Retail Distribution	711	823	(13.6)
International Wholesale Distribution	71	422	(83.2)
Consolidated	$1,939	$2,563	(24.3)%

As a percentage of segment net revenues:
Domestic Wholesale Distribution	7.9%	8.1%	(0.2)%
Retail Distribution	15.2	15.4	(0.2)
International Wholesale Distribution	11.8	20.3	(8.5)
Consolidated	9.8%	10.8%	(1.0)%

Consolidated selling expenses for the three months ended June 30, 2003 decreased 24.3% to $1,939,000, from $2,563,000 for the three months ended June 30, 2002.  As a percentage of consolidated net revenues, consolidated selling expenses for the three months ended June 30, 2003 decreased by 1.0% to 9.8%, from 10.8% for the three months ended June 30, 2002.  Factors that led to the decrease in consolidated selling expenses for the June 2003 quarter as compared to the June 2002 quarter are detailed below.

Selling expenses for the Domestic Wholesale Distribution segment were down 12.2% to $1,157,000 for the three months ended June 30, 2003, from $1,318,000 for the three months ended June 30, 2002.  As a percentage of segment net revenues, selling expenses for the three months ended June 30, 2003 were 7.9%, comparable to 8.1% for the three months ended June 30, 2002.  On an absolute dollar basis, the decline in segment selling expenses was primarily due to lower advertising and trade show expenses incurred during the June 2003 quarter as compared to the June 2002 quarter.

Selling expenses for the Retail Distribution segment decreased 13.6% to $711,000 for the three months ended June 30, 2003, from $823,000 for the three months ended June 30, 2002.  As a percentage of segment net revenues, selling expenses for the three months ended June 30, 2003 were 15.2%, comparable to 15.4% for the three months ended June 30, 2002.  In the June 2003 quarter, DVDPlanet had reduced advertising and promotional expenses.

Selling expenses for the International Wholesale Distribution segment decreased 83.2% to $71,000 for the three months ended June 30, 2003, from $422,000 for the three months ended June 30, 2002.  Selling expenses for the International Wholesale Distribution segment, as a percentage of segment revenues, were 11.8% for the June 2003 quarter, down from 20.3% for the June 2002 quarter.  Segment selling expenses for the June 2003 quarter were significantly lower than the June 2002 due to expense savings from the consolidation of Aviva, completed during the prior-year fiscal third quarter (lower by $240,000) and a reduction in marketing and promotional expenditures due to the transition to European sublicensing through BMG.  The majority of expenses related to selling activities, including marketing and promotion, are now borne by BMG as sublicensee.

The following tables present consolidated general and administrative expenses by reportable business segment and as a percentage of related segment net revenues for the three months ended June 30, 2003 and 2002:

	Three Months Ended June 30,
	2003	2002	% Change
	(in thousands)
General and administrative expenses:
Domestic Wholesale Distribution	$2,732	$2,311	18.2%
Retail Distribution	534	523	2.1
International Wholesale Distribution	238	300	(20.7)
Consolidated	$3,504	$3,134	11.8%

As a percentage of segment net revenues:
Domestic Wholesale Distribution	18.7%	14.1%	4.6%
Retail Distribution	11.4	9.8	1.6
International Wholesale Distribution	39.6	14.4	25.2
Consolidated	17.7%	13.2%	4.5%

Consolidated general and administrative expenses for the three months ended June 30, 2003 increased 11.8% to $3,504,000, from $3,134,000 for the three months ended June 30, 2002.  As a percentage of consolidated net revenues, consolidated general and administrative expenses for the three months ended June 30, 2003 were up by 4.5% to 17.7%, from 13.2% for the three months ended June 30, 2002.  Factors that led to the overall increase in consolidated general and administrative expenses for the June 2003 quarter as compared to the June 2002 quarter are detailed below.

General and administrative expenses for the Domestic Wholesale Distribution segment for the three months ended June 30, 2003 were up 18.2% to $2,732,000, from $2,311,000 for the three months ended June 30, 2002.  As a percentage of segment net revenues, general and administrative expenses for the three months ended June 30, 2003 were 18.7%, up from 14.1% for the June 2002 quarter.  The increase in segment general and administrative expenses was substantially due to increased personnel costs, including overall annual raises, hiring of additional accounting and information technology personnel and recruiting fees (higher by $281,000) and across the board increased insurance premiums (higher by $133,000).

General and administrative expenses for the Retail Distribution segment increased 2.1% to $534,000 for the three months ended June 30, 2003, from $523,000 for the three months ended June 30, 2002.  As a percentage of segment net revenues, general and administrative expenses for the three months ended June 30, 2003 were 11.4%, up from 9.8% for the three months ended June 30, 2002.  The increase in segment general and administrative expenses as a percentage of segment net revenues was primarily due to the spreading of fixed costs over lower net revenues.  There were no significant fluctuations in absolute dollar quarterly expenses.

General and administrative expenses for the International Wholesale Distribution segment decreased 20.7% to $238,000 for the three months ended June 30, 2003, from $300,000 for the three months ended June 30, 2002.  As a percentage of segment net revenues, general and administrative expenses were 39.6% for the June 2003 quarter, up from 14.4% for the June 2002 quarter.  The increase in segment general and administrative expenses for the June 2003 quarter, as a percentage of segment net sales, is a result of the spreading of fixed costs over the previously discussed lower revenues associated with the BMG sublicense and reduced broadcast revenues recognized.  The absolute dollar segment general and administrative expense reduction for the June 2003 quarter was due to savings associated with the consolidation of Aviva into Image, completed during the prior-year fiscal third quarter.

Amortization of production costs for the three months ended June 30, 2003 decreased 5.9% to $1,015,000, or 5.1% of consolidated net revenues, from $1,079,000, or 4.5% of consolidated net revenues, for the three months ended June 30, 2002 primarily due to reduced expenditures relating to work performed on our international DVD titles.

Other income for the three months ended June 30, 2003 and 2002 was $75,000 and $113,000, respectively, primarily representing foreign currency transaction gains of $72,000 and $105,000, respectively.

Interest expense, net of interest income, for the three months ended June 30, 2003 decreased 50.2% to $200,000, from $402,000 for the three months ended June 30, 2002.  The decrease is primarily attributable to lower average borrowings during the three months ended June 30, 2003 as compared to the three months ended June 30, 2002.

We recorded an income tax benefit for the June 30, 2003 and 2002 quarters of $678,000 and $253,000, respectively, to achieve an estimated annual consolidated effective income tax rate of approximately 36.2% and 37.2%, respectively for fiscal 2004 and 2003.  The effective tax rate is subject to on-going review and evaluation by management.

Image adopted SFAS No. 142, Goodwill and Other Intangible Assets, on April 1, 2002.  The adoption of SFAS No. 142 resulted in a one-time charge of $3,766,000, or $.24 per basic and diluted share, net of an income tax benefit of $2,231,000.  The impairment charge was recorded as a cumulative effect of a change in accounting principle, net of the tax effect, in the accompanying consolidated statement of operations for the June 2002 quarter.

Our consolidated net loss for the June 2003 quarter was $1,194,000, or $.07 per diluted share.  Our loss before cumulative effect of accounting change for the June 2002 quarter was $427,000, or $.03 per diluted share.  During the June 2002 quarter a cumulative effect of accounting change of $3,766,000, or $.24 per diluted share, net of income tax benefit of $2,231,000, was recorded resulting in a net loss of $4,193,000, or $.27 per diluted share.

Inflation

Management believes that inflation is not a material factor in the operation of our business at this time.

Liquidity and Capital Resources

Our working capital requirements vary primarily with the level of our program acquisition, production and distribution activities.  Recurring principal uses of working capital in our operations are for acquiring exclusive programming (i.e., royalty payments, including advance payment against future royalties to program suppliers), advance payments under exclusive distribution agreements, manufacturing and production costs, costs of acquiring finished programming for exclusive distribution, selling, general and administrative expenses and debt service.

Availability of working capital is a substantial factor in Image’s ability to acquire new programming.  Therefore, maximizing available working capital is critical to our business operations.  Our financial resources are limited and, in the future, we may need to raise additional funding to continue expanding operations and acquiring desirable programming.  Should additional funds be raised through the issuance of equity or convertible debt securities, the percentage ownership of Image’s existing stockholders may be reduced.  Should additional funds be raised through the issuance of debt, our interest expense would increase.  If adequate funds are not available or are unavailable on acceptable terms, we may be unable to fund expansion of operations, take advantage of acquisition opportunities, develop or enhance programming or services, or respond to competitive pressures in the industry.

Sources and Uses of Working Capital for the Three Months Ended June 30, 2003

For the three months ended June 30, 2003, net cash provided by operating activities totaled $613,000, net cash used in investing activities totaled $746,000 and net cash used in financing activities totaled $1,074,000 resulting in a decrease in our cash of $1,207,000.      During the three months ended June 30, 2003, we incurred a net loss of $1,194,000.  Our cash was primarily provided by collection of accounts receivable.  We used our cash collections and over half of our then-existing cash balance to reduce accounts payable and accrued liabilities, including accrued royalties and distribution fees, make capital expenditures and make scheduled principal payments of long-term debt and capital lease obligations.

The Company’s Liquidity Position at June 30, 2003

At June 30, 2003, the Company had cash of $1,465,000 and borrowing availability of $4,768,000 and $1,000,000 respectively, under its revolving credit and term loan facilities with Wells Fargo Foothill, Inc. (“Foothill”).  The Company’s revolving credit obligation to Foothill was $9,899,000 and there was one outstanding standby letter of credit for $150,000 issued by Foothill to secure trade payables to a program supplier.  The Company’s future fiscal obligations for royalty advances, distribution fees, minimum guarantees and other fees totaled $5,480,000 due during the remainder of fiscal 2004, $4,328,000 due in fiscal 2005, $1,741,000 due in fiscal 2006, $100,000 due in fiscal 2007 and $100,000 due in fiscal 2008.  These advances and guarantees are recoupable against future royalties and distribution fees earned by the Company’s exclusive program suppliers in connection with revenues generated by those rights.

Historically, our first fiscal quarter ended June 30, has been a relatively weak quarter in terms of revenues generated by new release and catalogue programming.  As a result, our accounts receivable and corresponding bank borrowing availability at the end of the June 30 quarter are typically lower on a comparative basis with other fiscal quarters.  This trend continued for our quarter ended June 30, 2003.  Additionally, the transition of European distribution of our titles to BMG has temporarily resulted in slower cash flow receipts.  BMG pays us quarterly, 50 days after the end of the quarter; therefore, the first full quarter payment to Image was not received in our quarter ended June 30, 2003.  With our programming unavailable (from our previous local European distributors) beginning March 31, 2003, and BMG methodically reintroducing our programming throughout the European territories, our cash flows from European sales has temporarily slowed.  Management expects quarterly cash flows from this sublicense to steadily grow as the fiscal year progresses and BMG introduces more titles into the territories.

We face competition in securing exclusive rights from independent distribution companies as well as major motion picture studios and music labels.  Historically, we have paid significant up-front advances against future royalties and distribution fees to secure exclusive DVD and other home entertainment format distribution rights.  Continued availability of sufficient working capital is a substantial factor in our ability to license and produce new exclusive programming and acquire programming for exclusive distribution.  Therefore, maximizing available working capital is critical to our business operations.  Without sufficient working capital, we may not be able to remain competitive with advance offers from competitors who are willing to pay larger advances or who have greater financial resources.  We will continue to focus on effectively managing our capital resources and seeking appropriate financing in order to acquire rights to the programming we desire in order to fully execute on our growth plans.

Conclusion.  Management believes that projected cash flows from operations, borrowing availability under our revolving line of credit, cash on hand and trade credit will provide the necessary capital to meet our projected cash requirements for at least the next 12 months.  However, any projections of future cash needs and cash flows are subject to uncertainty.  See “Forward-Looking Statements” below.

Forward-Looking Statements

This quarterly report on Form 10-Q includes certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 regarding, among other things, statements relating to goals, plans and projections regarding the Company’s financial position, results of operations, market position, product development and business strategy.  These statements may be identified by the fact that they use words such as “will,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance.  Such forward-looking statements are based on management’s current expectations and involve inherent risks and uncertainties, including factors that could delay, divert or change any of them, and could cause action outcomes and results to differ materially from current expectations.

These factors include, among other things, the Company’s inability to raise additional working capital, changes in debt and equity markets, increased competitive pressures, changes in the Company’s business plan, and changes in the retail DVD music and entertainment industries both domestically and internationally.  For further details and a discussion of these and other risks and uncertainties, see “Forward-Looking Statements” in the Company’s Annual Report on Form 10-K for the year ended March 31, 2003.  Unless otherwise required by law, the Company undertakes no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates and foreign currency exchange rates.  Changes in interest rates and changes in foreign currency exchange rates have an impact on our results of operations.

Interest Rate Fluctuations.  At June 30, 2003, approximately $10.3 million of our outstanding borrowings are subject to changes in interest rates; however, we do not use derivatives to manage this risk.  This exposure is linked to the prime rate and LIBOR.  Management believes that moderate changes in the prime rate or LIBOR would not materially affect the Company’s operating results or financial condition.  For example, a 1.0% change in interest rates would result in an approximate $103,000 annual impact on pretax income (loss) based upon those outstanding borrowings at June 30, 2003.

Foreign Exchange Rate Fluctuations.  At June 30, 2003, approximately $1.5 million of our accounts receivable related to international distribution and denominated in foreign currencies is subject to foreign exchange rate risk in the future.  We distribute some of our licensed DVD and VHS programming (for which we hold international distribution rights) internationally through international sublicensees.  Additionally, we exploit international broadcast rights to some of our exclusive entertainment programming (for which we hold international broadcast rights).  Management believes that moderate changes in foreign exchange rates will not materially affect the Company’s operating results or financial condition.  For example, a 10.0% change in exchange rates would result in an approximate $150,000 impact on pretax income (loss) based upon those outstanding receivables at June 30, 2003.  To date, we have not entered into foreign currency exchange contracts.

ITEM 4.  CONTROLS AND PROCEDURES.

The Chief Executive Officer and the Chief Financial Officer have evaluated the Company’s system of disclosure controls and procedures within ninety days of the date of this report, and based on such evaluation have determined that they are satisfactory in connection with the preparation of this quarterly report.  There have been no significant changes to the system of internal controls or in other factors that affect internal controls subsequent to the date of their evaluation.

REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The condensed consolidated financial statements as of June 30, 2003 and for the three-month period ended June 30, 2003 in this Form 10-Q have been reviewed by KPMG LLP, independent certified public accountants, in accordance with established professional standards and procedures for such a review.

The report of KPMG LLP commenting upon their review follows.

INDEPENDENT AUDITORS’ REVIEW REPORT

The Board of Directors and Shareholders

Image Entertainment, Inc.:

We have reviewed the condensed consolidated balance sheet of Image Entertainment, Inc. and subsidiary as of June 30, 2003, and the related condensed consolidated statements of operations for the three-month periods ended June 30, 2003 and 2002, and the statement of cash flows for the three-month periods ended June 30, 2003 and 2002.  These condensed consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Image Entertainment, Inc. and subsidiary as of March 31, 2003, and the related consolidated statements of operations, shareholders’ equity and cash flows for the year then ended; and in our report dated June 13, 2003, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of March 31, 2003, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP

Los Angeles, California
August 5, 2003

PART II - OTHER INFORMATION

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

Not Applicable.

ITEM 5.      Other Information.

Not Applicable.

ITEM 6.      Exhibits and Reports on Form 8-K.

(a)                         Exhibits

See Exhibit Index on page i, incorporated herein by this reference.

(b)        Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMAGE ENTERTAINMENT, INC.

Date:	August 13, 2003	By:	/S/ MARTIN W. GREENWALD
Martin W. Greenwald
President and Chief Executive Officer

Date:	August 13, 2003	By:	/S/ JEFF M. FRAMER
Jeff M. Framer
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

15	Consent Letter of KPMG LLP, Independent Certified Public Accountants.

31.1	Certification by the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.