Form 10-Q
period 2003-09-30
IMAGE ENTERTAINMENT INC
filed 2003-11-13
CIK 216324

United States
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2003

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

Number of shares outstanding of the registrant’s common stock, no par value, on November 6, 2003: 18,259,573

PART I – FINANCIAL INFORMATION

ITEM 1.                             Financial Statements.

IMAGE ENTERTAINMENT, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

September 30, 2003 and March 31, 2003

ASSETS

(In thousands)	September 30, 2003	March 31, 2003
Current assets:
Cash	$1,412	$2,672
Accounts receivable, net of allowances of $6,326 - September 30, 2003; $6,070 - March 31, 2003	18,177	20,454
Inventories	13,926	13,631
Royalty and distribution fee advances	7,842	8,666
Prepaid expenses and other assets	544	719
Deferred tax assets, net	1,535	1,535
Assets held for sale or abandoned	231	2,944
Total current assets	43,667	50,621
Noncurrent inventories, principally production costs	2,956	2,755
Noncurrent royalty and distribution advances	11,603	10,118
Noncurrent deferred tax assets, net	5,969	4,709
Property, equipment and improvements, net	5,840	5,972
Other assets	172	320
	$70,207	$74,495

See accompanying notes to consolidated financial statements

IMAGE ENTERTAINMENT, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

September 30, 2003 and March 31, 2003

LIABILITIES AND SHAREHOLDERS’ EQUITY

(In thousands, except share data)	September 30, 2003	March 31, 2003
Current liabilities:
Accounts payable	$9,065	$9,771
Accrued liabilities	2,860	2,211
Accrued royalties and distribution fees	7,820	7,740
Accrued music publishing fees	4,444	4,256
Deferred revenue – BMG	1,598	3,000
Revolving credit facility	10,459	10,520
Current portion of long-term debt	1,591	1,591
Current portion of capital lease obligations	353	569
Total current liabilities	38,190	39,658
Long-term debt, less current portion	2,133	2,816
Capital lease obligations, less current portion	235	356
Total liabilities	40,558	42,830

Shareholders’ equity:
Preferred stock, $1 par value, 3,366,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value, 30,000,000 shares authorized; 18,260,000 and 18,225,000 issued and outstanding at September 30, 2003 and March 31, 2003, respectively	33,128	32,916
Additional paid-in capital	3,774	3,774
Accumulated deficit	(7,253)	(5,025)
Net shareholders’ equity	29,649	31,665
	$70,207	$74,495

See accompanying notes to consolidated financial statements

IMAGE ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

For the Three Months Ended September 30, 2003 and 2002

(In thousands, except per share data)	2003	2002
NET REVENUES	$20,316	$21,195

OPERATING COSTS AND EXPENSES:
Cost of sales	14,828	15,423
Selling expenses	1,446	1,498
General and administrative expenses	3,015	2,445
Amortization of production costs	970	1,049
	20,259	20,415
INCOME FROM OPERATIONS	57	780
OTHER EXPENSES (INCOME):
Interest expense	216	374
Other	(104)	521
	112	895
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(55)	(115)
INCOME TAX BENEFIT	20	14
LOSS FROM CONTINUING OPERATIONS	(35)	(101)

DISCONTINUED OPERATIONS (Note 4):

Loss from operations of discontinued retail distribution segment (less applicable income tax benefit of $310 and $139 in 2003 and 2002, respectively)	(552)	(412)
Loss on sale of retail distribution segment (less applicable income tax benefit of $252)	(447)	—
LOSS FROM DISCONTINUED OPERATIONS	(999)	(412)
NET LOSS	$(1,034)	$(513)
NET LOSS PER SHARE:
Continuing operations – basic and diluted	$(.00)	$(.00)
Discontinued operations – basic and diluted	(.06)	(.03)
Net loss – basic and diluted	$(.06)	$(.03)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	18,248	16,064

See accompanying notes to consolidated financial statements

IMAGE ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

For the Six Months Ended September 30, 2003 and 2002

(In thousands, except per share data)	2003	2002
NET REVENUES	$35,480	$39,619
OPERATING COSTS AND EXPENSES:
Cost of sales	26,078	28,434
Selling expenses	2,674	3,239
General and administrative expenses	5,986	5,055
Amortization of production costs	1,985	2,128
	36,723	38,856
INCOME (LOSS) FROM OPERATIONS	(1,243)	763
OTHER EXPENSES (INCOME):
Interest expense	392	752
Other	(179)	408
	213	1,160
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(1,456)	(397)
INCOME TAX BENEFIT	528	118
LOSS FROM CONTINUING OPERATIONS	(928)	(279)
DISCONTINUED OPERATIONS (Note 4):
Loss from operations of discontinued retail distribution segment (less applicable income tax benefit of $480 and $288 in 2003 and 2002, respectively)	(853)	(661)
Loss on sale of retail distribution segment (less applicable income tax benefit of $252)	(447)	—
LOSS FROM DISCONTINUED OPERATIONS	(1,300)	(661)
LOSS BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	(2,228)	(940)
CUMULATIVE EFFECT OF ACCOUNTING CHANGE, NET OF INCOME TAX BENEFIT OF $2,231	—	(3,766)
NET LOSS	$(2,228)	$(4,706)
NET LOSS PER SHARE:
Continuing operations – basic and diluted	$(.05)	$(.02)
Discontinued operations – basic and diluted	(.07)	(.04)
Loss before cumulative effect of accounting change – basic and diluted	(.12)	(.06)
Cumulative effect of accounting change – basic and diluted	—	(.24)
Net loss – basic and diluted	$(.12)	$(.30)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	18,237	15,945

See accompanying notes to consolidated financial statements

IMAGE ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

For the Six Months Ended September 30, 2003 and 2002

(In thousands)	2003	2002
CASH FLOWS FROM CONTINUING OPERATING ACTIVITIES:

Net loss	$(2,228)	$(4,706)
Adjustments to reconcile net loss to net cash (used in) provided by continuing operating activities:
Loss from discontinued operations, net of deferred tax benefit	853	661
Loss from sale of discontinued retail distribution segment, net of deferred tax benefit	447	—
Cumulative effect of accounting change, net of deferred tax benefit	—	3,766
Amortization of production costs	1,985	2,128
Depreciation and other amortization	1,103	1,201
Amortization of stock warrant and restricted stock units	79	175
Provision for lower cost or market inventory writedowns	71	79
Provision for estimated doubtful accounts receivable	61	60
Impairment charge – Las Vegas, Nevada real estate	—	343
Deferred income taxes	(528)	(119)
Changes in assets and liabilities associated with continuing operating activities:
Accounts receivable	2,036	(694)
Inventories	(945)	(146)
Royalty and distribution fee advances	(660)	1,315
Production cost expenditures	(1,607)	(2,055)
Prepaid expenses and other assets	323	646
Accounts payable, accrued royalties, fees and liabilities	(238)	(361)
Deferred revenue – BMG	(1,402)	—
Net cash (used in) provided by continuing operating activities	(650)	2,293

CASH FLOWS FROM CONTINUING INVESTING ACTIVITIES:

Net cash used in continuing investing activities – Capital expenditures	$(971)	$(923)

See accompanying notes to consolidated financial statements

(In thousands)	2003	2002
CASH FLOWS FROM CONTINUING FINANCING ACTIVITIES:
Borrowings under revolving credit facility	$46,404	$49,351
Repayments of borrowings under revolving credit facility	(44,810)	(48,218)
Repayments of long-term debt	(683)	(2,036)
Principal payments under capital lease obligations	(337)	(312)
Issuance of common stock	—	2,000
Exercise of employee stock option	26	—
Net cash provided by continuing financing activities	600	785
INCREASE (DECREASE) IN CASH:	(1,021)	2,155
Cash used in discontinued operations	(239)	(300)
NET INCREASE (DECREASE) IN CASH	(1,260)	1,855
Cash at beginning of period	2,672	303
Cash at end of period	$1,412	$2,158
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$400	$328
Income taxes	$6	$10

SUPPLEMENTAL DISCLOSURES OF NONCASH CONTINUING OPERATING, INVESTING AND FINANCING ACTIVITIES:

On June 30, 2003 and July 1, 2002, the Company issued 19,577 and 19,884, respectively, shares of common stock to officers (net of shares withheld for payment of related income taxes) in connection with the vesting of restricted stock units.  The Company increased common stock at June 30, 2003 and July 1, 2002, by approximately $186,000 and $190,000, respectively, such amounts representing the value of the total vested shares as of the respective grant dates less the value of shares withheld for payment of related income taxes on the vesting dates.

See accompanying notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 1.                                  Basis of Presentation.

The accompanying consolidated financial statements include the accounts of Image Entertainment, Inc. (“Image”), its wholly-owned subsidiary DVDPlanet, Inc. (“DVDPlanet”), and Image’s controlled 50%-owned joint venture, Aviva International, LLC (“Aviva”) (collectively, the “Company”).  All significant inter-company balances and transactions have been eliminated in consolidation.  Aviva ceased active operations effective December 31, 2002.

On September 23, 2003, DVDPlanet, the Company’s retail distribution segment, sold substantially all of its assets (see Note 4. Discontinued Operations below).  The consolidated balance sheets reflect as a separate line item the assets of the discontinued segment held for sale or abandoned, and the consolidated statements of operations and cashflows reflect the retail distribution segment as discontinued operations for all periods presented.

The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  They do not include all information and notes required by U.S. GAAP for complete financial statements.  There have been no significant changes in the Company’s critical accounting policies as disclosed in “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Annual Report on Form 10-K of the Company for the year ended March 31, 2003.  In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included.  Operating results for the three and six months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2004.  The accompanying consolidated financial information for the three and six months ended September 30, 2003 and 2002 should be read in conjunction with the Consolidated Financial Statements, the Notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended March 31, 2003.

The preparation of the Company’s consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes.  The significant areas requiring the use of management’s estimates relate to provisions for lower of cost or market inventory writedowns, doubtful accounts receivables, unrecouped royalty and distribution fee advances, and sales returns and the realization of deferred tax assets.  Although these estimates are based on management’s knowledge of current events and actions management may undertake in the future, actual results may ultimately differ from those estimates.

Certain fiscal 2003 balances have been reclassified to conform with the fiscal 2004 presentation.

Note 2.                                  Accounting for Stock-Based Compensation.

We account for stock options in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock based Compensation as amended by SFAS No. 148, Accounting for Stock Based Compensation - Transition and Disclosure (an amendment of FASB Statement No. 123).  As provided for in SFAS No. 123, as amended, the Company accounts for stock based compensation in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and the related interpretations including Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 44,  Accounting for Certain Transactions Involving Stock Compensation.  Compensation expense is generally recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price or in connection with the modification to outstanding awards or changes in grantee status. No employee stock option compensation expense is reflected in our results of operations, as all options granted under those plans had an exercise price equal to or in excess of the market value of the underlying common stock on the date of grant.  Total compensation cost recognized for stock-based employee compensation awards under restricted stock grants, net of cancellations, is added back to the consolidated net loss, and reported in the table below.

Compensation expense related to stock options granted to non-employees is accounted for under SFAS No. 123, which requires us to recognize an expense based on the fair value of the related awards.  We are not required to use, and we currently do not intend to transition to use, a fair value method of accounting for stock-based employee compensation.  The following table illustrates the effect on the consolidated net loss and basic and diluted net loss per share as if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	Three months ended September 30,		Six Months ended September 30,
(In thousands, except per share data)	2003	2002	2003	2002

Consolidated net loss, as reported	$(1,034)	$(513)	$(2,228)	$(4,706)
Add: Stock-based employee compensation expense included in the reported consolidated net loss, net of related tax effects	—	—	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(87)	(103)	(175)	(165)
Adjusted consolidated net loss	$(1,121)	$(616)	$(2,403)	$(4,871)

Consolidated net loss per share:
As reported – basic and diluted	$(.06)	$(.03)	$(.12)	$(.30)
Adjusted – basic and diluted	$(.06)	$(.04)	$(.13)	$(.31)

The fair value of the stock options at the date of grant was estimated using the Black-Scholes option pricing model with the following assumptions for the three and six months ended September 30, 2003 and 2002, respectively:

	2003	2002
Expected life (years)	5.0	5.0
Interest rate	1.20-3.35%	3.91%
Volatility	74-79%	83%
Dividend yield	0.00%	0.00%

Note 3.                                  New Accounting Pronouncements.

In May 2003, the FASB issued SFAS No.150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.  SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances).  SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003.  The Company adopted SFAS No. 150 on July 1, 2003.  The adoption of this statement did not have an impact on our financial condition or results of operations.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities.  SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities.  SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except for certain hedging relationships designated after June 30, 2003.  We do not currently transact in such instruments nor undertake hedging transactions.  The adoption of this statement did not have a material impact on our financial condition or results of operations.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation Of Variable Interest Entities.”  This Interpretation requires that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of activities of the variable interest entity should be included in the consolidated financial statements of the business enterprise.  This Interpretation is effective immediately for all new variable interest entities created or acquired after January 31, 2003.  For variable interest entities created or acquired prior to February 1, 2003, the provisions of this Interpretation must be applied for the first interim or annual period ending after December 15, 2003.  We currently do not have any financial interest in variable interest entities.  The adoption of this Interpretation did not have any impact on our consolidated financial statements.

In November 2002, the Emerging Issues Task Force (“EITF”) issued Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables.  This issue addresses determination of whether an arrangement involving more than one deliverable contains more than one unit of accounting and how arrangement consideration should be measured and allocated to the separate units of accounting. EITF Issue No. 00-21 is effective for revenue arrangements entered into in fiscal quarters beginning after June 15, 2003.  Alternatively, the Company may elect to report the change in accounting as a cumulative-effect adjustment. The adoption of this issue did not have a material impact on our financial condition or results of operations.

Note 4.                                  Discontinued Operations – Retail Distribution Segment.

On September 23, 2003, DVDPlanet, the Company’s direct-to-consumer retail distribution segment, sold substantially all of its assets to Planet Entertainment, Inc. (“Planet Entertainment”).  The sale included the direct-to-consumer Web site www.dvdplanet.com, all associated operations and the DVDPlanet retail store located in Huntington Beach, California.

Planet Entertainment is a newly-formed, wholly-owned subsidiary of Infinity Resources, Inc. (“Infinity Resources”).  Infinity Resources is the parent of I-Serve Direct Commerce Services, Inc. (“I-Serve”), the company with which DVDPlanet contracted in June 2003 for the fulfillment of its Internet sales.

Planet Entertainment paid approximately $2,644,000 in net proceeds in connection with the sale, $1,655,000 from the sale of the net assets, primarily retail store inventory and fixed assets, and $989,000 in accelerated payments for purchased inventory under a June 2003 fulfillment agreement between DVDPlanet and I-Serve.  Image received $2,354,000 on September 23, 2003 ($1,424,000 of which was attributable to the asset sale), and $290,000 in October 2003 ($231,000 of which represented the remaining amount due on the sale).  Planet Entertainment assumed the obligations under DVDPlanet’s leases for its corporate headquarters and retail store and various other liabilities related to the assets being acquired.  Although both leases were assigned to Planet Entertainment, and Infinity Resources has guaranteed Planet Entertainment’s obligations, the Company remains a guarantor of the obligations under the leases in the event that Planet Entertainment and Infinity Resources default on their financial obligations under the leases.  The remaining payments under the leases total approximately $850,000 through December 2007.  DVDPlanet’s cash, accounts receivable, accounts payable and accrued expenses on the date of sale were retained by the Company.  Additionally, Infinity Resources released Image from its inventory repurchase guarantee under the June 2003 fulfillment agreement.

Image accrued a pretax loss of approximately $699,000 on the sale of the assets, approximately $538,000 of which is attributable to the net book value of customized computer software specific to DVDPlanet operations that was not purchased by Planet Entertainment and $36,000 of which is for severance related compensation.  The Company expects to expense approximately $300,000 in severance-related compensation liability in connection with the sale, during the quarter ending December 31, 2003.

The following is summary financial information for the Company’s discontinued retail distribution segment:

	Three months ended September 30,		Six Months ended September 30,
(In thousands)	2003	2002	2003	2002

Net revenues	$4,303	$5,067	$8,991	$10,419
Pretax loss from discontinued operations	(862)	(551)	(1,333)	(949)
Pretax loss from the sale of the retail distribution segment	(699)	—	(699)	—
Income tax benefit	562	139	732	288
Net loss from discontinued operations	$(999)	$(412)	$(1,300)	$(661)

Assets held for sale or abandoned of the discontinued retail distribution segment included in the consolidated balance sheets were as follows:

(In thousands)	September 30, 2003	March 31, 2003
Accounts receivable	$231	$—
Inventories	—	1,982
Other	—	84
Property, plant and equipment, net	—	878
Assets held for sale or abandoned	$231	$2,944

Note 5.                                  Inventories.

Inventories at September 30, 2003 and March 31, 2003 are summarized as follows:

(In thousands)	September 30, 2003	March 31, 2003
DVD	$10,387	$9,824
Other	1,132	820
	11,519	10,644
Production costs, net	5,363	5,742
	16,882	16,386
Less current portion of inventories	13,926	13,631
Noncurrent inventories, principally production costs	$2,956	$2,755

DVD and other inventories consist primarily of finished DVD, CD and VHS product for sale and are stated at the lower of average cost or market.

Production costs consist of capitalized costs to produce licensed programming for domestic and international distribution and include the costs of film and tape conversion to the optical disc format, menu and packaging design, authoring, compression, mastering and the overhead of the Company’s creative services and production departments.  Production costs are reflected net of accumulated amortization of $14,437,000 and $14,462,000 at September 30, 2003 and March 31, 2003, respectively.

Note 6.                                  Debt.

Revolving Credit and Term Loan Facilities.  At September 30, 2003, the Company had $10,459,000 outstanding under its $17.0 million revolving credit facility with Wells Fargo Foothill, Inc. (“Foothill”) bearing interest at the “floor” interest rate of 5.75%.  The Company had no borrowings outstanding under its $1.0 million capital expenditure term loan facility with Foothill.  The Company had one outstanding standby letter of credit issued by Foothill in the amount of $150,000 to secure trade payables to a program supplier, expiring on November 18, 2003.  The Company had borrowing availability of $5,803,000 under the revolving credit facility, net of amounts utilized for the letter of credit, and $1,000,000 under the term loan facility.

The Company’s agreement with Foothill requires the Company to comply with certain financial and operating covenants.  At September 30, 2003, the Company was not in compliance with the covenant to (1) maintain a minimum consolidated EBITDA (earnings before interest, taxes and depreciation and amortization, as defined in the Agreement) of $1,057,000 for the September 2003 quarter and (2) maintain a minimum consolidated tangible net worth, as defined in the Agreement, of $22,907,000.  However, at the Company’s request, Foothill waived the Company’s compliance with both covenants as of and for the quarter ended September 30, 2003.  As of September 30, 2003, the Company was in compliance with all other financial and operating covenants.

Long-term debt at September 30, 2003 and March 31, 2003 consists of the following:

(In thousands)	September 30, 2003	March 31, 2003
Subordinated note payable – Ritek Taiwan	$3,342	$3,898
Note payable to bank	382	509
	3,724	4,407
Current portion of long-term debt	1,591	1,591
Long-term debt less current portion	$2,133	$2,816

Note 7.                                  Net Loss per Share Data.

The following presents a reconciliation of the numerators and denominators used in computing basic and diluted net loss per share for the three and six months ended September 30, 2003 and 2002:

	Three months ended September 30,		Six Months ended September 30,
(In thousands, except per share data)	2003	2002	2003	2002

Loss from continuing operations, net of tax benefit	$(35)	$(101)	$(928)	$(279)
Loss from discontinued operations, net of tax benefit	$(999)	$(412)	$(1,300)	$(661)
Loss before cumulative effect of accounting change	$(1,034)	$(513)	$(2,228)	$(940)
Cumulative effect of accounting change, net of tax benefit	—	—	—	(3,766)
Net loss – basic and diluted numerator	$(1,034)	$(513)	$(2,228)	$(4,706)
Weighted average common shares outstanding – basic and diluted denominator	18,248	16,064	18,237	15,945
Basic and diluted net loss per share:
Continuing operations	$(.00)	$(.00)	$(.05)	$(.02)
Discontinued operations	(.06)	(.03)	(.07)	(.04)
Before cumulative effect of an accounting change	—	—	(.12)	(.06)
Cumulative effect of an accounting change, net of tax benefit	—	—	—	(.24)
Basic and diluted net loss per share	$(.06)	$(.03)	$(.12)	$(.30)

Diluted net loss per share for the three and six months ended September 30, 2003 and 2002 is based only on the weighted average number of common shares outstanding for the periods since inclusion of common stock equivalents (outstanding common stock options and warrants, and common stock underlying a convertible subordinated note payable) totaling 2,141,000 and 3,419,000 shares, respectively, would be antidilutive.

Note 9.                                  Segment Information.

Selected financial information regarding the Company’s reportable business segments, Domestic Wholesale Distribution and International Wholesale Distribution, is presented below.  The largest business segment is Domestic Wholesale Distribution of home entertainment programming (primarily DVD).  Management currently evaluates segment performance based primarily on net revenues, operating costs and expenses and earnings (loss) before income taxes.  Interest income and expense are evaluated on a consolidated basis and not allocated to the Company’s business segments.  Segment information for the Company’s discontinued retail distribution segment is no longer presented (see Note 4 for summary financial information of discontinued segment).

For the Three Months Ended September 30, 2003:

	2003
(In thousands)	Domestic Wholesale Distribution	International Wholesale Distribution	Inter-segment Eliminations	Consolidated
NET REVENUES	$18,267	$2,049	$—	$20,316
OPERATING COSTS AND EXPENSES	18,543	1,716	—	20,259
EARNINGS (LOSS) FROM OPERATIONS	(276)	333	—	57
OTHER (INCOME) EXPENSES	216	8	(112)	112
EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	$(492)	$325	$112	$(55)

For the Three Months Ended September 30, 2002:

	2002
(In thousands)	Domestic Wholesale Distribution	International Wholesale Distribution	Inter-segment Eliminations	Consolidated
NET REVENUES	$18,062	$3,133	—	$21,195
OPERATING COSTS AND EXPENSES	17,468	2,947	—	20,415
EARNINGS FROM OPERATIONS	594	186	—	780
OTHER (INCOME) EXPENSES	700	(30)	225	895
EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	$(106)	$216	$(225)	$(115)

For the Six Months Ended September 30, 2003:

	2003
(In thousands)	Domestic Wholesale Distribution	International Wholesale Distribution	Inter-segment Eliminations	Consolidated
NET REVENUES	$32,830	$2,650	$—	$35,480
OPERATING COSTS AND EXPENSES	34,088	2,635	—	36,723
EARNINGS (LOSS) FROM OPERATIONS	(1,258)	15	—	(1,243)
OTHER (INCOME) EXPENSES	392	(64)	(115)	213
EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	$(1,650)	$79	$115	$(1,456)

For the Six Months Ended September 30, 2002:

	2002
(In thousands)	Domestic Wholesale Distribution	International Wholesale Distribution	Inter-segment Eliminations	Consolidated
NET REVENUES	$34,403	$5,216	—	$39,619
OPERATING COSTS AND EXPENSES	33,547	5,309	—	38,856
EARNINGS (LOSS) FROM OPERATIONS	856	(93)	—	763
OTHER (INCOME) EXPENSES	1,078	(135)	217	1,160
EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	$(222)	$42	$(217)	$(397)

	As of
(In thousands)	September 30, 2003	March 31, 2003
TOTAL ASSETS:
DOMESTIC WHOLESALE DISTRIBUTION	$68,232	$67,178
INTERNATIONAL WHOLESALE DISTRIBUTION	1,763	4,791
INTER-SEGMENT ELIMINATIONS	(19)	(418)
CONSOLIDATED TOTAL ASSETS	$69,976	$71,551

ITEM 2.                             Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

We are an integrated entertainment company, primarily engaged in the business of licensing and distributing home entertainment programming.  We acquire and exploit exclusive rights to a diverse array of general and specialty entertainment programming, such as music concerts, urban programming, lifestyle documentaries, television and feature films, in DVD and other home entertainment formats.  In addition to our current core business of domestic DVD distribution, we also acquire and, in some cases, exploit exclusive broadcast rights, including video-on-demand, broadband streaming, digital download, pay-per-view, in-flight, radio, satellite, cable and broadcast television.  Image primarily acquires programming by entering into exclusive licensing or distribution arrangements with third parties.  We also produce our own original entertainment programming focused on DVD live performance music concerts as well as urban genre programming.  Additionally, our production and creative services departments design and produce additional content and value-added features for our DVD programming.  These include interactive menus, audio commentaries, packaging and marketing materials.  Although we license and distribute programming across many genres, we are recognized as a leading provider of music-related DVD programming.

Our business strategy is to pursue, secure and exploit exclusive rights to as many different types of home entertainment programming, for as many formats and distribution methods, in as many territories, and for the longest term feasible.  We strive to grow a stream of revenues by building a strong customer base and a library of evergreen titles that can be exploited in existing home entertainment formats such as DVD, VHS, and CD and expanding distribution channels such as video-on-demand, Internet digital download and broadband streaming media.  Exploitation rights acquired by us on an individual-title basis will vary as to format rights acquired.  We have a current catalog in excess of 2,500 exclusive DVD titles in distribution.

Business Segments

We currently have two business segments:

•                                          Domestic Wholesale Distribution

•                                          International Wholesale Distribution

Our Domestic Wholesale Distribution segment includes distribution, program licensing and production.  Our International Wholesale Distribution segment includes international distribution through sublicensing and worldwide broadcast rights exploitation.

Discontinued Operations – Retail Distribution Segment

On September 23, 2003, DVDPlanet, the Company’s direct-to-consumer retail distribution segment, sold substantially all of its assets to Planet Entertainment, Inc. (“Planet Entertainment”).  The sale included the direct-to-consumer Web site www.dvdplanet.com, all associated operations and the DVDPlanet retail store located in Huntington Beach, California.

Planet Entertainment is a newly-formed, wholly-owned subsidiary of Infinity Resources, Inc. (“Infinity Resources”).  Infinity Resources is the parent of I-Serve Direct Commerce Services, Inc. (“I-Serve”), the company with which DVDPlanet contracted in June 2003 for the fulfillment of its Internet sales.

Planet Entertainment paid approximately $2,644,000 in net proceeds in connection with the sale, $1,655,000 from the sale of the net assets, primarily retail store inventory and fixed assets, and $989,000 in accelerated payments for purchased inventory under a June 2003 fulfillment agreement between DVDPlanet and I-Serve.  Image received $2,354,000 on September 23, 2003 ($1,424,000 of which was attributable to the asset sale), and $290,000 in October 2003 ($231,000 of which represented the remaining amount due on the sale).  Planet Entertainment assumed the obligations under DVDPlanet’s leases for its corporate headquarters and retail store and various other liabilities related to the assets being acquired.  Although both leases were assigned to Planet Entertainment, and Infinity Resources has guaranteed Planet Entertainment’s obligations, the Company remains a guarantor of the obligations under the leases (in the event that Planet Entertainment and Infinity Resources default on their financial obligations under the leases).  The remaining payments under the leases total approximately $850,000 through December 2007.  DVDPlanet’s cash, accounts receivable, accounts payable and accrued expenses on the date of sale were retained by the Company.  Additionally, Infinity Resources released Image from its inventory repurchase guarantee under the June 2003 fulfillment agreement.

Image accrued a pretax loss of approximately $699,000 on the sale of the assets, approximately $538,000 of which is attributable to the net book value of customized computer software specific to DVDPlanet operations that was not purchased by Planet Entertainment and $36,000 of which is for severance related compensation.  The Company expects to expense approximately $300,000 in severance-related compensation liability in connection with the sale during the quarter ending December 31, 2003.  The results of DVDPlanet have been classified as discontinued operations for the periods presented throughout this report.

Seasonality and Variability

We generally experience higher sales in our third and fourth fiscal quarters which end December 31 and March 31, a trend management attributes to increased consumer spending associated with the year-end holidays.  In addition to seasonality issues, other factors contribute to quarterly variability in our net revenues.  These factors include: (i) wholesale customer and retail consumer demand for our exclusively distributed programming then in release; (ii) our prior success in licensing and distribution activities related to new exclusive home entertainment programming; (iii) the impact of the extension, termination or non-renewal of existing license and distribution rights; (iv) our ability to finance the acquisition of compelling commercial programming; (v) the level and success of our marketing and promotional activities; and (vi) general and economic changes affecting the buying habits of our customers, particularly those changes affecting consumer demand for DVD hardware and software.  Accordingly, our revenues and results of operations may vary significantly from period to period, and the results of any one period may not be indicative of the results of any future periods.

Results of Operations

The accompanying consolidated financial information for the three and six months ended September 30, 2003 should be read in conjunction with the Consolidated Financial Statements, the Notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2003.

The Three Months Ended September 30, 2003 Compared to the Three Months Ended September 30, 2002

The following table presents consolidated net revenues by reportable business segment for the three months ended September 30, 2003 and 2002:

	Three Months Ended September 30,
	2003	2002	% Change
	(in thousands)
Net revenues
Domestic Wholesale Distribution	$18,267	$18,062	1.1%
International Wholesale Distribution	2,049	3,133	(34.6)
Consolidated	$20,316	$21,195	(4.1)%

Consolidated net revenues for the three months ended September 30, 2003 decreased 4.1% to $20,316,000, from $21,195,000 for the three months ended September 30, 2002.  Factors that contributed to the decrease in consolidated net revenues for the September 2003 quarter as compared to the September 2002 quarter are detailed below.

Net revenues for the Company’s Domestic Wholesale Distribution segment for the three months ended

September 30, 2003 increased 1.1% to $18,267,000, from $18,062,000 for the three months ended September 30, 2002.  Although we experienced a moderate increase in segment net revenues, during the September 2003 quarter, we experienced higher product returns and reduced sales of previously released “catalogue” programming as compared with the prior-year quarter.  In response to the current trend of higher customer returns, we have increased our allowance for sales returns as of September 30, 2003.

Net revenues for the Company’s International Wholesale Distribution segment for the three months ended September 30, 2003 were down 34.6% to $2,049,000, from $3,313,000 for the three months ended September 30, 2002.  The reduction in net revenues is a result of the change in our method of European distribution, as discussed below, which resulted in revenue based on royalty income from sales within the territories for the September 2003 quarter rather than gross revenues from direct distribution for the September 2002 quarter.

For the prior-year quarter ended September 30, 2002, we distributed our exclusive programming throughout the European territories using local distributors.  Beginning in March 2003 for new releases and April 2003 for catalogue programming, BMG Music International Service, GmbH (“BMG”) commenced distribution of our programming throughout the same (and some additional) European territories under a sublicense agreement.  For the September 2002 quarter, we reported our sales to these distributors as net revenues.  We also reported the associated expenses of these sales as cost of sales (such as manufacturing/packaging, shipping, royalties/distribution fees and music publishing) and selling expenses.  For the September 2003 quarter, under the new sublicense arrangement, we reported only the royalty income to be received from BMG, calculated as a percentage of revenues BMG generates from the sale of our product during the quarter (as well as the royalty expense we pay to our exclusive program suppliers as cost of sales).  This is the primary reason for the lower comparative revenues.  Although comparative revenues are primarily lower as a result of this new distribution arrangement, we no longer have the expenses associated with direct distribution to the European territories, such as manufacturing/packaging, shipping, music publishing and selling and advertising expenses.

Net revenues from broadcast sales of our exclusive programming were up 19.5% to $307,000 for the September 2003 quarter, from $257,000 for the September 2002 quarter.  London-based NBD Television Ltd. acts as our exclusive sales agent for existing broadcast rights.  Net revenues by quarter will fluctuate depending upon demand for existing available titles for broadcast, successful acquisition of new broadcast rights for our exclusive DVD releases and broadcast availability of existing rights either currently available (or later available upon expiration of existing sales contracts with broadcasters).  We attempt to acquire broadcast rights as part of our DVD rights acquisition process when we believe that the demand and related revenues derived from broadcasts will justify the music clearance fees of such broadcast rights.  We are placing less of an emphasis on acquiring and exploiting broadcast rights due to the high cost of music clearance in relation to the fees broadcasters are willing to pay to air our exclusive programming.  Although our broadcast revenues were higher during the September 2003 quarter, we expect a trend of comparatively lower broadcast revenues for the foreseeable future.

The following tables present consolidated cost of sales by reportable business segment and as a percentage of related segment net revenues for the three months ended September 30, 2003 and 2002:

	Three Months Ended September 30,
	2003	2002
	(in thousands)
Cost of sales:
Domestic Wholesale Distribution	$13,410	$13,061
International Wholesale Distribution	1,418	2,362
Consolidated	$14,828	$15,423

			% Change
As a percentage of segment net revenues:
Domestic Wholesale Distribution	73.4%	72.3%	1.1%
International Wholesale Distribution	69.2	75.4	(6.2)
Consolidated	73.0%	72.8%	0.2%

Consolidated cost of sales for the three months ended September 30, 2003 were $14,828,000, or 73.0% of net revenues, compared to $15,423,000, or 72.8% of net revenues, for the three months ended September 30, 2002.

Accordingly, consolidated gross profit margin declined by 0.2% to 27.0% for the September 2003 quarter, from 27.2% for the September 2002 quarter.

Gross margins for the Domestic Wholesale Distribution segment, as a percentage of segment net revenues, declined by 1.1% to 26.6% for the three months ended September 30, 2003, from 27.7% for the three months ended September 30, 2002.  The decline in segment gross margins was primarily due to rent expense on our leased warehouse and distribution facility which is classified as a cost of sales. During the September 2002 quarter, we owned the facility and did not incur rent expense.

Gross margins for the International Wholesale Distribution segment, as a percentage of segment net revenues, increased by 6.2% to 30.8% for the three months ended September 30, 2003, from 24.6% for the three months ended September 30, 2002.  Segment gross margins for the September 2003 quarter were calculated on sublicense and broadcast generated revenues.  Cost of sales of this segment for the September 2003 quarter was primarily impacted by fluctuations in the royalties and distribution fees due our program suppliers on a title by title basis.  The segment margins for the September 30, 2002 were calculated on direct European distribution net sales in addition to sublicense and broadcast generated revenues.  Gross margins for direct distribution revenues were subject to fluctuations in manufacturing costs, royalties and distribution fees, music publishing fees and market development marketing allowances.

The following tables present consolidated selling expenses by reportable business segment and as a percentage of related segment net revenues for the three months ended September 30, 2003 and 2002:

	Three Months Ended September 30,
	2003	2002	% Change
	(in thousands)
Selling expenses:
Domestic Wholesale Distribution	$1,385	$1,305	6.1%
International Wholesale Distribution	61	193	(68.4)
Consolidated	$1,446	$1,498	(3.5)%

As a percentage of segment net revenues:
Domestic Wholesale Distribution	7.6%	7.2%	0.4%
International Wholesale Distribution	3.0	6.2	(3.2)
Consolidated	7.1%	7.1%	0.0%

Consolidated selling expenses for the three months ended September 30, 2003 decreased 3.5% to $1,446,000, from $1,498,000 for the three months ended September 30, 2002.  As a percentage of consolidated net revenues, consolidated selling expenses for the three months ended September 30, 2003 and 2002 were 7.1%.  Factors that led to the changes in consolidated selling expenses for the September 2003 quarter as compared to the September 2002 quarter are detailed below.

Selling expenses for the Domestic Wholesale Distribution segment were up 6.1% to $1,385,000 for the three months ended September 30, 2003, from $1,305,000 for the three months ended September 30, 2002.  As a percentage of segment net revenues, selling expenses for the three months ended September 30, 2003 were 7.6%, up from 7.2% for the three months ended September 30, 2002.  We incurred increased advertising and promotional expenditures of approximately $164,000, offset in part, by reduced compensation expense of $50,000 in this segment related to personnel who transferred out of the sales department and into the program acquisitions and business development department (as general and administrative expenses) and reduced trade show expenditures of $30,000.

Selling expenses for the International Wholesale Distribution segment decreased 68.4% to $61,000 for the three months ended September 30, 2003, from $193,000 for the three months ended September 30, 2002.  Selling expenses for the International Wholesale Distribution segment, as a percentage of segment revenues, were 3.0% for the September 2003 quarter, down from 6.2% for the September 2002 quarter.  Segment selling expenses for the September 2003 quarter were significantly lower than the September 2002 quarter primarily due to expense savings from the consolidation of Aviva, completed during the prior-year fiscal third quarter of $114,000.  The majority of expenses related to DVD selling activities, including marketing and promotion, which were Image’s expenses for the September 2002 quarter, were borne by BMG as sublicensee for the September 2003 quarter.

The following tables present consolidated general and administrative expenses by reportable business segment and as a percentage of related segment net revenues for the three months ended September 30, 2003 and 2002:

	Three Months Ended September 30,
	2003	2002	% Change
	(in thousands)
General and administrative expenses:
Domestic Wholesale Distribution	$2,935	$2,235	31.3%
International Wholesale Distribution	80	210	(61.9)
Consolidated	$3,015	$2,445	23.3%

As a percentage of segment net revenues:
Domestic Wholesale Distribution	16.1%	12.4%	3.7%
International Wholesale Distribution	3.9	6.7	(2.8)
Consolidated	14.8%	11.5%	3.3%

Consolidated general and administrative expenses for the three months ended September 30, 2003 increased 23.3% to $3,015,000, from $2,445,000 for the three months ended September 30, 2002.  As a percentage of consolidated net revenues, consolidated general and administrative expenses for the three months ended September 30, 2003 were up by 3.3% to 14.8%, from 11.5% for the three months ended September 30, 2002.  Factors that led to the increase in consolidated general and administrative expenses for the September 2003 quarter as compared to the September 2002 quarter are detailed below.

General and administrative expenses for the Domestic Wholesale Distribution segment for the three months ended September 30, 2003 were up 31.3% to $2,935,000, from $2,235,000 for the three months ended September 30, 2002.  As a percentage of segment net revenues, general and administrative expenses for the three months ended September 30, 2003 were 16.1%, up from 12.4% for the September 2002 quarter.  During the September 2003 quarter, we incurred increased personnel costs in the information technology and accounting departments (higher by $177,000).  In addition, we incurred higher information technology consulting and contract labor fees and employment recruiting fees for the accounting and information technology departments (higher by $179,000) and higher across the board insurance premium costs (higher by $88,000).  We are in the process of upgrading company-wide desktop computers as well as other information technology infrastructure.  Accordingly, we expect the level of expenditures in this area to continue for the remainder of this fiscal year.  These costs are not capitalizable in accordance with our capitalization policy.  With BMG now responsible for European distribution of our exclusive DVD programming, and with our desire to strengthen our internal efforts to acquire commercially compelling exclusive programming, certain employees previously dedicated to our international distribution segment were transferred to our program acquisitions and business development department.  Accordingly, related increased personnel costs of $174,000 are now classified as Domestic Wholesale Distribution segment general and administrative expenses rather than the International Distribution segment selling and general and administrative expenses. Lastly, higher legal expenses incurred during the quarter contributed to the overall increase in segment general and administrative expenses for the September 2003 quarter as compared to the September 2002 quarter.

General and administrative expenses for the International Wholesale Distribution segment decreased 61.9% to $80,000 for the three months ended September 30, 2003, from $210,000 for the three months ended September 30, 2002.  As a percentage of segment net revenues, general and administrative expenses were 3.9% for the September 2003 quarter, down from 6.7% for the September 2002 quarter.  The expense reduction for the September 2003 quarter was primarily due to the repurposing of employees into the program acquisitions and business development department within the Domestic Wholesale Distribution segment as discussed above (lower by $80,000) as well as the cost savings associated with the closure of Aviva’s offices (lower by $24,000).

Amortization of production costs for the three months ended September 30, 2003 decreased 7.5% to $970,000, or 4.8% of consolidated net revenues, from $1,049,000, or 4.9% of consolidated net revenues, for the three months ended September 30, 2002, primarily due to reduced expenditures relating to work performed on our international DVD titles.

Other income for the three months ended September 30, 2003 was $104,000, primarily representing a minority interest in the net loss of Aviva.  Other expenses of $521,000 for the three months ended September 30, 2002 primarily consisted of an impairment charge of $343,000 relating to the Company’s sale of its Las Vegas, Nevada real estate and minority interest in the net earnings of Aviva of $225,000, offset in part, by foreign currency transaction exchange gains.

Interest expense, net of interest income, for the three months ended September 30, 2003 decreased 42.2% to $216,000, or 1.1% of consolidated net revenues, from $374,000, or 1.8% of consolidated net revenues, for the three months ended September 30, 2002.  The decrease is attributable to reduced average borrowings during the three months ended September 30, 2003 as compared to the three months ended September 30, 2002.

The Company recorded an income tax benefit for the September 30, 2003 and 2002 quarters relating to continuing operations of $20,000 and $14,000, respectively, representing an estimated annual consolidated effective income tax rate of approximately 36% for fiscal 2003 and 2002.  The effective tax rate is subject to on-going review and evaluation by management.

Loss from continuing operations, net of related tax benefits, was 35,000, or $.00 per diluted share, and $101,000, or $.00 per diluted share, for the three months ended September 30, 2003 and 2002, respectively.

Loss on discontinued operations, on a pretax basis, comprises a loss from operations of $862,000 and a loss on sale of assets of $699,000 for the September 2003 quarter as compared to a pretax loss from operations of $551,000 for the September 2002 quarter.  The increased loss from discontinued operations, excluding the loss on sale, is attributable to a 15.1% reduction in comparative revenues to $4,303,000 for the September 2003 quarter from $5,067,000 for the September 2002 quarter coupled with reduced gross margins.  Only DVDPlanet revenues earned through September 22, 2003, the day prior to the effective date of its sale, are included. During the September 2003 quarter through September 22, 2003, DVDPlanet offered increased discounts and free shipping to remain competitive.  Additionally, fulfillment charges reduced margins during the quarter.  Interest expense was allocated to discontinued operations totaling $24,000 for each of the September 2003 and 2002 quarters because we were required by our lender to paydown our outstanding borrowings with the proceeds from the sale of DVDPlanet assets.  For the September 2003 and 2002 quarters, a deferred tax benefit of $562,000 and $139,000, respectively, was allocated to discontinued operations.

The Six Months Ended September 30, 2003 Compared to the Six Months Ended September 30, 2002

The following table presents consolidated net revenues by reportable business segment for the six months ended September 30, 2003 and 2002:

	Six Months Ended September 30,
	2003	2002	% Change
	(in thousands)
Net revenues
Domestic Wholesale Distribution	$32,830	$34,403	(4.6)%
International Wholesale Distribution	2,650	5,216	(49.2)
Consolidated	$35,480	$39,619	(10.4)%

Consolidated net revenues for the six months ended September 30, 2003 decreased 10.4% to $35,480,000, from $39,619,000 for the six months ended September 30, 2002.  Factors that contributed to the decrease in consolidated net revenues for the six months ended September 30, 2003 as compared to the six months ended September 30, 2002 are detailed below.

Net revenues for the Company’s Domestic Wholesale Distribution segment for the six months ended September 30, 2003 decreased 4.6% to $32,830,000, from $34,403,000 for the six months ended September 30, 2002.  The decrease in segment net revenues during the six months ended September 30, 2003 was primarily due to a combination of a reduction in net revenues from previously released “catalogue” programming, a decline in nonexclusive programming sold, and declining VHS sales during the six months ended September 30, 2003 as compared to the same 2002 six-month period.

Net revenues for the Company’s International Wholesale Distribution segment for the six months ended September 30, 2003 were down 49.2% to $2,650,000, from $5,216,000 for the six months ended September 30, 2002.  Please refer to the three-month comparative International Wholesale Distribution segment net revenues discussion regarding the decrease in international distribution revenues.  The reduction in net revenues is a result of (1) the change in our method of European distribution, as discussed above in the three-month comparative section, which results in revenue based on royalty income from sales within the territories for the six months ended September 30, 2003 rather than gross sales from direct distribution for the six months ended September 30, 2002, (2) the period of time required by BMG to roll-out our exclusive programming throughout the territories’ distribution channels and (3) decreased broadcast revenues recognized on our exclusive programming during the six months ended September 30, 2003.

A contributing factor for the comparative decline in net revenues was that our programming was not fully represented throughout BMG’s European distribution territories during our first quarter ended June 30, 2003.  BMG methodically reintroduced our programming throughout the European territories in an effort ultimately to maximize sales.  During the June 2003 quarter, our programming was unavailable to the European distribution territories from our previous distributors.  We believe that as of September 30, 2003, BMG has made our available programming fully represented for sale throughout the European territories.

Net revenues from broadcast sales of our exclusive programming were down 52.3% to $395,000 for the six months ended September 30, 2003, from $828,000 for the same 2002 six-month period.  London-based NBD Television Ltd. acts as our exclusive sales agent for existing broadcast rights.  Please refer to the discussion contained in the three-month comparative section.

The following tables present consolidated cost of sales by reportable business segment and as a percentage of related segment net revenues for the six months ended September 30, 2003 and 2002:

	Six Months Ended September 30,
	2003	2002
	(in thousands)
Cost of sales:
Domestic Wholesale Distribution	$24,202	$24,606
International Wholesale Distribution	1,876	3,828
Consolidated	$26,078	$28,434

			% Change
As a percentage of segment net revenues:
Domestic Wholesale Distribution	73.7%	71.5%	2.2%
International Wholesale Distribution	70.8	73.4	(2.6)
Consolidated	73.5%	71.8%	1.7%

Consolidated cost of sales for the six months ended September 30, 2003 were $26,078,000, or 73.5% of net revenues, compared to $28,434,000, or 71.8% of net revenues for the six months ended September 30, 2002.  Accordingly, consolidated gross profit margin declined by 1.7% to 26.5% for the six months ended September 2003, from 28.2% for the September 2002 period.

Gross margins for the Domestic Wholesale Distribution segment, as a percentage of segment net revenues, declined by 2.2% to 26.3% for the six months ended September 30, 2003, from 28.5% for the six months ended September 30, 2002.  The decrease was primarily due to a higher percentage of segment revenues derived from “exclusively distributed” programming (which generates comparatively lower gross profit margins than the Company’s distribution of “exclusively licensed” programming) during the six months ended September 30, 2003 as compared to the same 2002 six month period.  Additionally, the segment’s gross profit margins were lower due to increased charges to segment cost of sales (accelerated amortization of royalty advances) as a result of lower ultimate revenues forecasts for some of our exclusive programming.  To a lesser extent, gross profit margins were impacted by rent expense classified as cost of sales during the six months ended September 30, 2003, due to the sale of the distribution facility, which we owned during the same 2002 six-month period (and is now leased).

Gross margins for the International Wholesale Distribution segment, as a percentage of segment net revenues, increased by 2.6% to 29.2% for the six months ended September 30, 2003, from 26.6% for the six months ended September 30, 2002.  Segment gross margins for the six months ended September 30, 2003 were calculated on sublicense and broadcast generated revenues.  Cost of sales of this segment for the six months ended September 30, 2003 was primarily impacted by fluctuations in the royalties and distribution fees due our program suppliers on a title-by-title basis.  The segment margins for the prior-year 2002 six-month period were calculated on direct European distribution net revenues in addition to sublicense and broadcast generated revenues.  Gross margins for direct distribution revenues were subject to fluctuations in manufacturing costs, royalties and distribution fees, music publishing fees and market development marketing allowances.

The following tables present consolidated selling expenses by reportable business segment and as a percentage of related segment net revenues for the six months ended September 30, 2003 and 2002:

	Six Months Ended September 30,
	2003	2002	% Change
	(in thousands)
Selling expenses:
Domestic Wholesale Distribution	$2,542	$2,624	(3.1)%
International Wholesale Distribution	132	615	(78.5)
Consolidated	$2,674	$3,239	(17.4)%

As a percentage of segment net revenues:
Domestic Wholesale Distribution	7.7%	7.6%	0.1%
International Wholesale Distribution	5.0	11.8	(6.8)
Consolidated	7.5%	8.2%	(0.7)%

Consolidated selling expenses for the six months ended September 30, 2003 decreased 17.4% to $2,674,000, from $3,239,000 for the six months ended September 30, 2002.  As a percentage of consolidated net revenues, consolidated selling expenses for the six months ended September 30, 2003 decreased by 0.7% to 7.5%, from 8.2% for the six months ended September 30, 2002.  Factors that led to the change in consolidated selling expenses for the September 2003 six-month period as compared to the September 2002 six-month period are detailed below.

Selling expenses for the Domestic Wholesale Distribution segment were down 3.1% to $2,542,000 for the six months ended September 30, 2003, from $2,624,000 for the six months ended September 30, 2002, primarily due to lower personnel expense of approximately $100,000 from the repurposing of employees from the sales department into our program acquisitions and business development department and reduced trade show expenditures of $64,000, offset in part, by increased personnel expense of $60,000 related to the hiring of additional regional sales personnel.  As a percentage of segment net revenues, selling expenses for the six months ended September 30, 2003 were 7.7%, up from 7.6% for the six months ended September 30, 2002.

Selling expenses for the International Wholesale Distribution segment decreased 78.5% to $132,000 for the six months ended September 30, 2003, from $615,000 for the six months ended September 30, 2002.  Selling expenses for the International Wholesale Distribution segment, as a percentage of segment revenues, were 5.0% for the September 2003 six-month period, down from 11.8% for the September 2002 six-month period.  Segment selling expenses for the six months ended September 30, 2003 were significantly lower than the prior-year six month period primarily due to expense savings from the consolidation of Aviva, completed during the prior-year third quarter (lower by $354,000) and a reduction in marketing and promotional expenditures due to the transition to European sublicensing through BMG (lower by $135,000).  The majority of expenses related to DVD selling activities, including marketing and promotion, which were Image’s expenses for the six months ended September 30, 2002, were borne by BMG as sublicensee for the six months ended September 30, 2003.

The following tables present consolidated general and administrative expenses by reportable business segment and as a percentage of related segment net revenues for the six months ended September 30, 2003 and 2002:

	Six Months Ended September 30,
	2003	2002	% Change
	(in thousands)
General and administrative expenses:
Domestic Wholesale Distribution	$5,668	$4,545	24.7%
International Wholesale Distribution	318	510	(37.6)
Consolidated	$5,986	$5,055	18.4%

As a percentage of segment net revenues:
Domestic Wholesale Distribution	17.3%	13.2%	4.1%
International Wholesale Distribution	12.0	9.8	2.2
Consolidated	16.9%	12.8%	4.1%

Consolidated general and administrative expenses for the six months ended September 30, 2003 increased 18.4% to $5,986,000, from $5,055,000 for the six months ended September 30, 2002.  As a percentage of consolidated net revenues, consolidated general and administrative expenses for the six months ended September 30, 2003 were up by 4.1% to 16.9%, from 12.8% for the six months ended September 30, 2002.  Factors that led to the increase in consolidated general and administrative expenses for the September 2003 six-month period as compared to the September 2002 six-month period are detailed below.

General and administrative expenses for the Domestic Wholesale Distribution segment for the six months ended September 30, 2003 were up 24.7% to $5,668,000, from $4,545,000 for the six months ended September 30, 2002.  As a percentage of segment net revenues, general and administrative expenses for the six months ended September 30, 2003 were 17.3%, up from 13.2% for the September 2002 six-month period.  During the six months ended September 30, 2003, we incurred increased personnel costs of $471,000 associated with the hiring of additional accounting and information technology personnel, including recruiting fees and overall raises.  We additionally transferred personnel from other departments into our program acquisitions and business development department, contributing to $195,000 of the comparative increase.  We experienced across the board insurance premium increases of $222,000.  We incurred increased expenditures in the area of information technology for consulting, non-capitalizable desktop computers and other infrastructure upgrades and maintenance contracts of $199,000.

General and administrative expenses for the International Wholesale Distribution segment were $318,000 for the six months ended September 30, 2003, down 37.6% from $510,000 for the six months ended September 30, 2002.  As a percentage of segment net revenues, general and administrative expenses were 12.0% for the September 2003 six-month period, up from 9.8% for the September 2002 six-month period.  The reduction in segment general and administrative expense for the six months ended September 30, 2003 was due to the repurposing of personnel, with compensation expense of $95,000, previously dedicated to the international segment to our program acquisitions and business development department (as a general and administrative expenses) and the cost savings of approximately $88,000 afforded by the closure of Aviva’s offices in the quarter ended December 31, 2002.

Amortization of production costs for the six months ended September 30, 2003 decreased 6.7% to $1,985,000, or 5.6% of consolidated net revenues, from $2,128,000, or 5.4% of consolidated net revenues, for the six months ended September 30, 2002, primarily due to reduced expenditures relating to work performed on our international DVD titles.

Other income of $179,000 for the six months ended September 30, 2003 primarily consisted of minority interest in the net loss of Aviva of $115,000 and foreign currency transaction exchange gains of $64,000.  Other expenses of $408,000 for the six months ended September 30, 2002 consisted of an impairment charge of $343,000 as a result of the Company’s sale and leaseback of its Las Vegas, Nevada real estate and minority interest in the net earnings of Aviva of $217,000, offset in part, by foreign currency transaction gains.

Interest expense, net of interest income, for the six months ended September 30, 2003 decreased 47.9% to $392,000, or 1.1% of consolidated net revenues, from $752,000, or 1.9% of consolidated net revenues, for the six months ended September 30, 2002.  The decrease is attributable to reduced average debt levels during the six months ended September 30, 2003 as compared to the six months ended September 30, 2002.

The Company recorded an income tax benefit for the six months ended September 2003 and 2002 relating to continuing operations of $528,000 and $118,000, respectively, representing an annual estimated consolidated effective income tax rate of approximately 36% for fiscal 2003 and 2002.  The effective tax rate is subject to on-going review and evaluation by management.

Loss from continuing operations, net of related tax benefits, was $928,000, or $.05 per diluted share, and $279,000, or $.02 per diluted share, for the six months ended September 30, 2003 and 2002, respectively.

Loss on discontinued operations, on a pretax basis, comprises a loss from operations of $1,333,000 and a loss on sale of assets of $699,000 for the six months ended September 30, 2003 as compared to a pretax loss of operations of $949,000 for the September 2002 quarter.  The increased loss on discontinued operations, excluding the loss on sale is attributable to a 13.7% reduction in comparative revenues to $8,991,000 for the six months ended September 30, 2003, from $10,419,000 for the September 2002 period coupled with reduced gross margins.  DVDPlanet only includes revenues earned through September 22, 2003, the day prior to the effective date of its sale. During the September 2003 six-month period through September 22, 2003, DVDPlanet offered increased discounts and free shipping to remain competitive.  Additionally, fulfillment charges, charged by I-Serve in accordance with the June 2003 fulfillment agreement, reduced margins during the quarter ended September 30, 2003, and DVDPlanet also incurred increased operating expenses for the six-month 2003 period compared to the 2002 period.  Interest expense was allocated to discontinued operations totaling $48,000 for each of the six months ended September 30, 2003 and 2002.  For the six months ended September 30, 2003 and 2002, a deferred tax benefit of $732,000 and $288,000, respectively, were allocated to discontinued operations.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets.  SFAS No. 141 requires that the purchase method be used for all business combinations initiated after June 30, 2001.  SFAS No. 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment.  The amortization of goodwill ceases upon adoption of SFAS No. 142.  Image adopted the new rules for measuring the impairment of goodwill and certain intangible assets on April 1, 2002.  The adoption of SFAS No. 142 resulted in a one-time charge of $3,766,000, or $.24 per basic and diluted share, net of an income tax benefit of $2,231,000.  The impairment charge is recorded as a cumulative effect of a change in accounting principle, net of the tax effect, in the accompanying consolidated statement of operations for the six months ended September 30, 2002.  As a result of this writedown, DVDPlanet had no remaining goodwill.

Consolidated loss before cumulative effect of an accounting change for the six months ended September 30, 2003 was $2,228,000, or $.12 per diluted share.  Consolidated loss before cumulative effect of an accounting change for the six months ended September 30, 2002 was $940,000, or $.06 per diluted share.  During the September 2002 six-month period, a cumulative effect of accounting change of $3,766,000, or $.24 per diluted share, net of income tax benefit of $2,231,000, was recorded resulting in a consolidated net loss of $4,706,000, or $.30 per diluted share.

Inflation

Management believes that inflation is not a material factor in the operation of our business at this time.

Critical Accounting Policies and Procedures

There have been no significant changes in the Company’s critical accounting policies as disclosed in “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.” included in the Annual Report on Form 10-K of the Company for the fiscal year ended March 31, 2003.

Off-Balance Sheet Arrangements

The Company utilizes a standby letter of credit to secure payment obligations to a nonexclusive product supplier.  The amount of the letter of credit is $150,000, which is equal to its fair value.  This letter of credit will expire on November 18, 2003.

Recent Accounting Pronouncements

The effect of recent accounting pronouncements are discussed under Note 3 to our consolidated financial statements in Item I above.

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

Contractual Obligations and Commercial Commitments

There have been no significant changes in our material contractual obligations and commercial commitments as set forth in “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.” included in the Annual Report on Form 10-K of the Company for the fiscal year ended March 31, 2003, under the section ”Liquidity and Capital Resources” except for as follows.  As discussed in “Discontinued Operations – Retail Distribution Segment” above, in connection with the asset sale, we have assigned our remaining lease obligations for the DVDPlanet retail store and corporate headquarters to Planet Entertainment. Remaining operating lease payments total approximately $850,000 through December 2007.  The Company’s future fiscal obligations for royalty advances, distribution fees, minimum guarantees and other fees totaled $5,030,000 due during the remainder of fiscal 2004, $4,570,000 due in fiscal 2005, $1,741,000 due in fiscal 2006, $100,000 due in fiscal 2007 and $100,000 due in fiscal 2008.  These advances and guarantees are recoupable against future royalties and distribution fees earned by the Company’s exclusive program suppliers in connection with revenues generated by those rights.

Sources and Uses of Working Capital for the Six Months Ended September 30, 2003

For the six months ended September 30, 2003, net cash used in operating activities totaled $650,000, net cash used in investing activities totaled $971,000, net cash provided by financing activities totaled $600,000 and net cash used in discontinued operations totaled $239,000, which resulted in a decrease in our cash of $1,260,000.  During the six months ended September 30, 2003, we incurred a net loss from continuing operations of $928,000.  Our cash was primarily provided by collection of accounts receivable.  We used our cash collections and almost half of our then-existing cash balance to fund inventory purchases, royalty and distribution fee advances, make capital expenditures and make scheduled principal payments of long-term debt and capital lease obligations.  We recouped $1,402,000 of our $3,000,000 BMG royalty advance.  We expect to receive a new advance in November 2003 which will bring the total of royalty advance to Image back up to $3,000,000.  We will record the advance as deferred revenue until earned.

During the six months ended September 30, 2003 our capital expenditures have primarily been used in connection with the conversion from our legacy Qantel financials software to Oracle Applications 11i (the general ledger, accounts receivable, fixed assets and accounts payable modules).  We have gone live with the software as of November 3, 2003 and will in the near future begin to plan the implementation of the Oracle order management module.  Accordingly, our levels of capital expenditures will continue toward complete migration off of Qantel business software in favor of Oracle business software.  We are also in the process of upgrading our computer network infrastructure and e-mail system.

The Company’s Liquidity Position at September 30, 2003

At September 30, 2003, the Company had cash of $1,412,000 and borrowing availability of $5,803,000 and $1,000,000 respectively, under its revolving credit and term loan facilities with Wells Fargo Foothill, Inc. (“Foothill”).  The Company’s revolving credit obligation to Foothill was $10,459,000 and there was one outstanding standby letter of credit for $150,000 issued by Foothill to secure trade payables to a program supplier.

We have received consecutive waivers of our noncompliance with financial covenants contained in our revolving credit and term loan facility with Foothill for failing to meet a minimum quarterly EBITDA (earnings before interest, taxes, depreciation and amortization, as defined in the facility agreement) and a minimum Tangible Net Worth, as defined.  Our failure to meet the covenant minimums was due in part to the negative impact of DVDPlanet operations and loss on its sale as well as the negative impact of the slower than expected transition of European distribution of our exclusive programming to BMG on consolidated financial performance.  We believe we will not be in compliance with the minimum Tangible Net Worth covenant as of December 31, 2003.  We believe we have a good relationship with Foothill and are planning to work with them to amend the covenants on a go-forward basis (now that DVDPlanet has been sold), so that we will be able to achieve the minimum requirements.  There is no assurance that Foothill will amend future covenants or that Foothill would provide future waivers of any noncompliance with the covenants.  Should Foothill not provide a waiver in the event of covenant noncompliance, our outstanding borrowings would become immediately due and the default would cause cross default on other debt agreements.  We believe that we would be able to secure replacement asset-based financing should this occur, however we give no assurance that we will be successful, or that, if successful, the terms would be as favorable.

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

We believe that projected cash flows from operations, borrowing availability under our revolving line of credit, cash on hand and trade credit will provide the necessary capital to meet our projected cash requirements for at least the next 12 months.  However, any projections of future cash needs and cash flows are subject to uncertainty.  See “Forward-Looking Statements” below.

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

These factors include, among other things, the Company’s inability to raise additional working capital, changes in debt and equity markets, increased competitive pressures, changes in the Company’s business plan, and changes in the retail DVD music and entertainment industries.  For further details and a discussion of these and other risks and uncertainties, see “Forward-Looking Statements” in the Company’s Annual Report on Form 10-K for the year ended March 31, 2003.  Unless otherwise required by law, the Company undertakes no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise.

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

Interest Rate Fluctuations.  At September 30, 2003, approximately $10.8 million of the Company’s outstanding borrowings are subject to changes in interest rates; however, the Company does not use derivatives to manage this risk.  This exposure is linked to the prime rate and LIBOR.  The Company believes that moderate changes in the prime rate or LIBOR would not materially affect the operating results or financial condition of the Company.  For example, a 1.0% change in interest rates would result in an approximate $108,000 annual impact on pretax income (loss) based upon those outstanding borrowings at September 30, 2003.

Foreign Exchange Rate Fluctuations.  At September 30, 2003, approximately $564,000 of the Company’s accounts receivable related to international distribution and denominated in foreign currencies is subject to foreign exchange rate risk in the future.  The Company distributes certain of its licensed DVD and VHS programming (for which the Company holds international distribution rights) internationally.  Additionally, the Company exploits international broadcast rights to some of its licensed entertainment programming (for which the Company holds international broadcast rights).  The Company believes that moderate changes in foreign exchange rates will not materially affect the operating results or financial condition of the Company.  For example, a 10.0% change in exchange rates would result in an approximate $56,000 impact on pretax income (loss) based upon those outstanding receivables at September 30, 2003.  To date, the Company has not entered into foreign currency exchange contracts.

ITEM 4.                             CONTROLS AND PROCEDURES.

The Chief Executive Officer and the Chief Financial Officer have evaluated the Company’s system of disclosure controls and procedures within ninety days of the date of this report, and based on such evaluation have determined that they are effective in connection with the preparation of this quarterly report.  There have been no significant changes to the system of internal controls or in other factors that affect internal controls subsequent to the date of their evaluation.

REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The condensed consolidated financial statements as of September 30, 2003 and for the three and six-month periods ended September 30, 2003 and 2002 in this Form 10-Q have been reviewed by KPMG LLP, independent certified public accountants, in accordance with established professional standards and procedures for such a review.

The report of KPMG LLP commenting upon their review follows.

INDEPENDENT AUDITORS’ REVIEW REPORT

The Board of Directors and Shareholders

Image Entertainment, Inc.:

We have reviewed the condensed consolidated balance sheet of Image Entertainment, Inc. and subsidiary as of September 30, 2003, and the related condensed consolidated statements of operations for the three and six-month periods ended September 30, 2003 and 2002, and the statement of cash flows for the three and six-month periods ended September 30, 2003 and 2002.  These condensed consolidated financial statements are the responsibility of the Company’s management.

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

November 7, 2003

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

Form 8-K filed August 13, 2003. Relating to the first quarter earnings release.

Form 8-K filed September 23, 2003. Relating to the disposition of substantially all of the assets of the Company’s wholly-owned subsidiary, DVDPlanet, Inc., on that date.

Form 8-K/A filed October 8, 2003. Relating to the presentation of Pro Forma financial information for the transaction reported on September 23, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMAGE ENTERTAINMENT, INC.

Date:	November 13, 2003	By:	/s/ MARTIN W. GREENWALD
Martin W. Greenwald
President and Chief Executive Officer

Date:	November 13, 2003	By:	/s/ JEFF M. FRAMER
Jeff M. Framer
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

10.1

Amendment No. 9, effective as of September 22, 2003, to Loan and Security Agreement, dated as of December 28, 1998, by and between Image and Wells Fargo Foothill, Inc. (formerly known as Foothill Capital Corporation).

15	Letter of KPMG LLP, Independent Certified Public Accountants, regarding Unaudited Financial Information.

31.1	Certification by the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

i