Form 10-Q
period 2003-12-31
IMAGE ENTERTAINMENT INC
filed 2004-02-13
CIK 216324

United States
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended December 31, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐      No ☒

Number of shares outstanding of the registrant’s common stock, no par value, on February 6, 2004:  18,264,573

PART I – FINANCIAL INFORMATION

ITEM 1.  Financial Statements

IMAGE ENTERTAINMENT, INC.

Consolidated Balance Sheets
(unaudited)

December 31, 2003 and March 31, 2003

ASSETS

(In thousands)	December 31, 2003	March 31, 2003
Current assets:
Cash	$1,733	$2,672
Accounts receivable, net of allowances of $6,892 - December 31, 2003; $6,070 - March 31, 2003	19,203	20,454
Inventories	13,555	13,631
Royalty and distribution fee advances	5,245	8,666
Prepaid expenses and other assets	974	719
Deferred tax assets, net	—	1,535
Assets held for sale or abandoned	—	2,944
Total current assets	40,710	50,621
Noncurrent inventories, principally production costs	2,217	2,755
Noncurrent royalty and distribution advances	14,476	10,118
Noncurrent deferred tax assets, net	—	4,709
Property, equipment and improvements, net	5,491	5,972
Other assets	26	320
	$62,920	$74,495

See accompanying notes to consolidated financial statements

IMAGE ENTERTAINMENT, INC.

Consolidated Balance Sheets
(unaudited)

December 31, 2003 and March 31, 2003

LIABILITIES AND SHAREHOLDERS’ EQUITY

(In thousands, except share data)	December 31, 2003	March 31, 2003
Current liabilities:
Accounts payable	$6,503	$8,934
Accrued liabilities	2,394	2,211
Accrued royalties and distribution fees	9,621	7,740
Accrued music publishing fees	5,287	4,256
Deferred revenue	3,851	3,837
Revolving credit facility	10,167	10,520
Current portion of long-term debt	1,591	1,591
Current portion of capital lease obligations	243	569
Total current liabilities	39,657	39,658
Long-term debt, less current portion	1,735	2,816
Capital lease obligations, less current portion	172	356
Total liabilities	41,564	42,830

Shareholders’ equity:
Preferred stock, $1 par value, 3,366,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value, 30,000,000 shares authorized; 18,265,000 and 18,225,000 issued and outstanding at December 31, 2003 and March 31, 2003, respectively	33,136	32,916
Additional paid-in capital	3,774	3,774
Accumulated deficit	(15,554)	(5,025)
Net shareholders’ equity	21,356	31,665
	$62,920	$74,495

See accompanying notes to consolidated financial statements

IMAGE ENTERTAINMENT, INC.

Consolidated Statements Of Operations

(unaudited)

For the Three Months Ended December 31, 2003 and 2002

(In thousands, except per share data)	2003	2002
NET REVENUES	$22,791	$25,317
OPERATING COSTS AND EXPENSES:
Cost of sales	17,277	18,168
Selling expenses	1,590	1,532
General and administrative expenses	3,151	2,527
Amortization of production costs	983	1,059
	23,001	23,286
EARNINGS (LOSS) FROM OPERATIONS	(210)	2,031
OTHER EXPENSES (INCOME):
Interest expense	201	374
Other	(23)	(45)
	178	329
EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(388)	1,702
INCOME TAX EXPENSE	(6,772)	(594)
EARNINGS (LOSS) FROM CONTINUING OPERATIONS	(7,160)	1,108
DISCONTINUED OPERATIONS (Note 3):
Loss from operations of discontinued retail distribution segment (plus applicable income tax expense of $480 in 2003 and less tax benefit of $269 in 2002)	(889)	(304)
Loss on sale of retail distribution segment, plus applicable tax expense of $252,000	(252)	—
LOSS FROM DISCONTINUED OPERATIONS	(1,141)	(304)
NET EARNINGS (LOSS)	$(8,301)	$804
NET EARNINGS (LOSS) PER SHARE:
Continuing operations - basic and diluted	$(.39)	$.06
Discontinued operations - basic and diluted	(.06)	(.01)
Net earnings (loss) - basic and diluted	$(.45)	$.05
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	18,262	17,655
Diluted	18,262	17,737

See accompanying notes to consolidated financial statements

IMAGE ENTERTAINMENT, INC.

Consolidated Statements Of Operations

(unaudited)

For the Nine Months Ended December 31, 2003 and 2002

(In thousands, except per share data)	2003	2002
NET REVENUES	$58,271	$64,936
OPERATING COSTS AND EXPENSES:
Cost of sales	43,355	46,602
Selling expenses	4,264	4,771
General and administrative expenses	9,137	7,582
Amortization of production costs	2,968	3,187
	59,724	62,142
EARNINGS (LOSS) FROM OPERATIONS	(1,453)	2,794
OTHER EXPENSES (INCOME):
Interest expense	593	1,126
Other	(202)	363
	391	1,489
EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(1,844)	1,305
INCOME TAX EXPENSE	(6,244)	(476)
EARNINGS (LOSS) FROM CONTINUING OPERATIONS	(8,088)	829
DISCONTINUED OPERATIONS (Note 3):
Loss from operations of discontinued retail distribution segment (less applicable income tax benefit of $557 in 2002)	(1,742)	(965)
Loss on sale of retail distribution segment	(699)	—
LOSS FROM DISCONTINUED OPERATIONS	(2,441)	(965)
LOSS BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	(10,529)	(136)
CUMULATIVE EFFECT OF ACCOUNTING CHANGE, NET OF INCOME TAX BENEFIT OF $2,231	—	(3,766)
NET LOSS	$(10,529)	$(3,902)
NET EARNINGS (LOSS) PER SHARE:
Continuing operations – basic and diluted	$(.44)	$.05
Discontinued operations – basic and diluted	(.14)	(.06)
Loss before cumulative effect of accounting change – basic and diluted	(.58)	(.01)
Cumulative effect of accounting change – basic and diluted	—	(.23)
Net loss – basic and diluted	$(.58)	$(.24)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	18,245	16,517
Diluted	18,245	16,604

See accompanying notes to consolidated financial statements

IMAGE ENTERTAINMENT, INC.

Consolidated Statements Of Cash Flows

(unaudited)

For the Nine Months Ended December 31, 2003 and 2002

(In thousands)	2003	2002
CASH FLOWS FROM CONTINUING OPERATING ACTIVITIES:
Net loss	$(10,529)	$(3,902)
Adjustments to reconcile net loss to net cash provided by continuing operating activities:
Loss from discontinued operations, net of tax benefit in 2002	1,742	965
Loss on sale of discontinued retail distribution segment	699	—
Cumulative effect of accounting change, net of deferred tax benefit	—	3,766
Amortization of production costs	2,968	3,187
Depreciation and other amortization	1,678	1,768
Amortization of stock warrant and restricted stock units	105	218
Provision for lower cost or market inventory writedowns	323	179
Provision for estimated doubtful accounts receivable	61	60
Impairment charge – Las Vegas, Nevada real estate	—	322
Deferred income taxes	6,244	(81)
Changes in assets and liabilities associated with continuing operating activities:
Accounts receivable	1,190	(5,270)
Inventories	(287)	524
Royalty and distribution fee advances	(936)	(786)
Production cost expenditures	(2,390)	(3,241)
Prepaid expenses and other assets	38	248
Accounts payable, accrued royalties, fees and liabilities	744	5,314
Deferred revenue	14	—
Net cash provided by continuing operating activities	1,664	3,271
CASH FLOWS FROM CONTINUING INVESTING ACTIVITIES:
Capital expenditures	(1,197)	(1,028)
Net proceeds from sale of land	—	5,643
Net cash (used in) provided by continuing investing activities	$(1,197)	$4,615

See accompanying notes to consolidated financial statements

IMAGE ENTERTAINMENT, INC.

Consolidated Statements Of Cash Flows, Continued

(unaudited)

For the Nine Months Ended December 31, 2003 and 2002

(In thousands)	2003	2002
CASH FLOWS FROM CONTINUING FINANCING ACTIVITIES:
Borrowings under revolving credit facility	$68,343	$77,324
Repayments of borrowings under revolving credit facility	(68,696)	(78,528)
Repayments of long-term debt	(1,081)	(6,763)
Principal payments under capital lease obligations	(510)	(472)
Issuance of common stock	—	2,000
Exercise of employee stock option	34	3
Net cash used in continuing financing activities	(1,910)	(6,436)
INCREASE (DECREASE) IN CASH:	(1,443)	1,450
Cash provided by (used in) discontinued operations	504	(846)
NET INCREASE (DECREASE) IN CASH	(939)	604
Cash at beginning of period	2,672	303
Cash at end of period	$1,733	$907
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$627	$1,184
Income taxes	$6	$10

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

The Company recorded an impairment charge associated with the value of the Company’s Las Vegas, Nevada distribution facility and adjacent land totaling $322,000 for the nine months ended December 31, 2002.

See accompanying notes to consolidated financial statements

Image Entertainment, Inc.
Notes To Consolidated Financial Statements

(Unaudited)

Note 1.           Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements for Image Entertainment, Inc. and its controlled subsidiaries (together “Image” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and do not include all information and notes required for complete financial statements.  All significant intercompany balances have been eliminated in consolidation.

In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included.   Due to the seasonal nature of the Company’s business and other factors such as the strength of the Company’s release schedule, interim results are not necessarily indicative of the results that may be expected for the entire fiscal year.  The accompanying financial information should be read in conjunction with the financial statements and the notes thereto in the Company’s most recent Annual Report on Form 10-K.  Certain prior year balances have been reclassified to conform to the current presentation.

Note 2.           Stock-Based Compensation

The Company accounts for stock options granted to employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.  Because the exercise price of all options granted by the Company was greater than or equal to the market price of the underlying common stock on the date of the grant, no compensation expense is recognized.  Total compensation cost recognized for stock-based employee compensation awards under restricted stock grants, net of cancellations, is added back to the Company’s consolidated net loss, and reported in the table below.  Compensation expense related to stock options granted to non-employees is accounted for under Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” which requires us to recognize an expense based on the fair value of the related awards.  If the Company had accounted for stock options issued to employees in accordance with SFAS No. 123, its pro forma net income and earnings per share would have been reported as follows:

	Three months ended December 31,		Nine Months ended December 31,
(In thousands, except per share data)	2003	2002	2003	2002

Consolidated net earnings (loss), as reported	$(8,301)	$804	$(10,529)	$(3,902)
Add: Stock-based employee compensation expense included in the reported consolidated net loss, net of related tax effects	—	—	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(90)	(76)	(264)	(224)
Adjusted consolidated net earnings (loss)	$(8,391)	$728	$(10,793)	$(4,126)

Consolidated net earnings (loss) per share:
As reported – basic and diluted	$(.45)	$.05	$(.58)	$(.24)
Adjusted – basic and diluted	$(.46)	$.04	$(.59)	$(.25)

The fair value of the stock options at the date of grant was estimated using the Black-Scholes option pricing model with the following assumptions for the three and nine months ended December 31, 2003 and 2002, respectively:

	2003	2002
Expected life (years)	5.0	5.0
Interest rate	1.20-3.35%	3.91%
Volatility	74-79%	83%
Dividend yield	0.00%	0.00%

Note 3.           Discontinued Operations – Retail Distribution Segment

On September 23, 2003, Image’s wholly-owned subsidiary DVDPlanet, Inc., sold substantially all of its assets for approximately $2,644,000 in net proceeds in connection with the sale: $1,655,000 from the sale of the net assets, and

$989,000 in accelerated payments for purchased inventory under the June 2003 fulfillment agreement between DVDPlanet and I-Serve Direct Commerce Services, Inc.  Image received $2,354,000 on September 23, 2003, ($1,424,000 of which was attributable to the asset sale), and $290,000 in October 2003 ($231,000 of which represented the remaining amount due on the sale).  DVDPlanet’s cash, accounts receivable, accounts payable and accrued expenses on the date of sale were retained by the Company.  The Company incurred a loss of approximately $699,000 on the sale of the assets.  The Company expensed approximately $293,000 in remaining severance-related compensation liability in connection with the sale during the quarter ended December 31, 2003, which is included as a component of the loss from discontinued operations for the three and nine months ended December 31, 2003.

The following is summary financial information for the Company’s discontinued retail distribution segment:

	Three months ended December 31,		Nine Months ended December 31,
(In thousands)	2003	2002	2003	2002

Net revenues	$—	$5,842	$8,991	$16,260
Pretax loss from discontinued operations	(409)	(573)	(1,742)	(1,522)
Pretax loss from the sale of the retail distribution segment	—	—	(699)	—
Income tax benefit (expense)	(732)	269	—	557
Net loss from discontinued operations	$(1,141)	$(304)	$(2,441)	$(965)

Assets held for sale or abandoned with respect to the discontinued retail distribution segment included in the consolidated balance sheets were as follows:

(In thousands)	December 31, 2003	March 31, 2003
Accounts receivable	$—	$—
Inventories	—	1,982
Property, plant and equipment, net	—	878
Other	—	84
Assets held for sale or abandoned	$—	$2,944

Note 4.           Debt

Revolving Credit and Term Loan Facilities.  The Company’s Loan and Security Agreement dated December 28, 1998, with Wells Fargo Foothill, Inc. requires the Company to comply with certain financial and operating covenants.  At December 31, 2003, the Company was not in compliance with the covenant to (1) maintain a minimum consolidated EBITDA (earnings before interest, taxes and depreciation and amortization, as defined in the loan agreement) of $2,363,000 for the December 2003 quarter; and (2) maintain a minimum consolidated tangible net worth, as defined in the loan agreement, of $25,066,000.  However, at the Company’s request, Foothill waived the Company’s compliance with both covenants as of and for the quarter ended December 31, 2003 and amended the covenants on a going-forward basis.  The amended covenants are as follows:  (1) the tangible net worth covenant was redefined, decreasing the minimum required levels which the Company must maintain quarterly; and (2) the EBITDA (earnings before interest, taxes, depreciation and amortization) covenant was redefined, decreasing the minimum required levels measured on a stand-alone quarterly basis.  As of December 31, 2003, the Company was in compliance with all other financial and operating covenants.  However, because Foothill maintains a lockbox arrangement, applies collections on receivables to amounts outstanding under the loan agreement and has the benefit of a subjective acceleration clause, amounts outstanding have been classified as a current liability in the consolidated balance sheets.

At December 31, 2003, the Company had $10,167,000 outstanding under its $17.0 million revolving credit facility with Foothill bearing interest at the “floor” interest rate of 5.75%.  The Company had no borrowings outstanding under its $1.0 million capital expenditure term loan facility with Foothill.  The Company had borrowing availability of $5,832,000 under the revolving credit facility and $1,000,000 under the term loan facility.

Long-term debt at December 31, 2003, and March 31, 2003, consists of the following:

(In thousands)	December 31, 2003	March 31, 2003
Subordinated note payable – Ritek Taiwan	$3,008	$3,898
Note payable to bank	318	509
	3,326	4,407
Current portion of long-term debt	1,591	1,591
Long-term debt less current portion	$1,735	$2,816

Note 5.           Inventories

Inventories at December 31, 2003, and March 31, 2003, are summarized as follows:

(In thousands)	December 31, 2003	March 31, 2003
DVD	$9,501	$9,824
Other	1,107	820
	10,608	10,644
Production costs, net	5,164	5,742
	15,772	16,386
Less current portion of inventories	13,555	13,631
Noncurrent inventories, principally production costs	$2,217	$2,755

DVD and other inventories consist primarily of finished DVD, CD and VHS product for sale and are stated at the lower of average cost or market.

Production costs consist of capitalized costs to produce licensed programming for domestic and international distribution and include the costs of film and tape conversion to the optical disc format, menu and packaging design, authoring, compression, mastering and the overhead of the Company’s creative services and production departments.  Production costs are reflected net of accumulated amortization of $15,497,000 and $14,462,000 at December 31, 2003, and March 31, 2003, respectively.

Note 6.           Income Taxes – Allowance for Deferred Tax Assets

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes.  This process involves us estimating our future taxable income and assessing future tax-planning strategies.  Net operating loss carryforwards and the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes, and the amounts used for income tax purposes, result in deferred tax assets and liabilities, which are included in our consolidated balance sheet.  We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent that recovery is not likely, we must establish a valuation allowance.  To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the consolidated statement of operations.

SFAS No. 109 dictates that “a pretax loss for financial reporting purposes for the current or preceding year” and “cumulative losses in recent years” are significant pieces of negative evidence to overcome when determining whether it is “more likely than not” that the recorded deferred tax assets will be realized in the future by reducing future income taxes payable.

The guidance requires that we look at cumulative past pretax financial performance on a consolidated basis.  We have experienced historical losses generated from our discontinued operations and losses from continuing operations for the nine months ended December 31, 2003, as well as the losses in our historically strong third quarter ended December 31, 2003, therefore it is now difficult for us to overcome the tests as discussed in SFAS No. 109.

Accordingly, we established a valuation allowance against 100% of our net deferred tax assets, which are composed primarily of operating loss carryforwards, at December 31, 2003.  We recorded an income tax expense equal to our previously recorded deferred tax assets of $7,504,000 during the three months ended December 31, 2003, of which $732,000 was allocated to discontinued operations.

In future quarters, should the Company report earnings, the Company will be able to utilize these deferred tax assets (even though we have fully reserved them for book purposes) to reduce future income taxes payable, up through their expiration periods.  Any subsequent reductions of the valuation allowance will be reported as reductions of tax expense, assuming there is not an offsetting change in the deferred tax asset.

Note 7.           Segment Information

Domestic wholesale distribution of home entertainment programming on DVD accounted for over 90% of the Company’s net revenue for the December 2003 quarter.  Selected financial information regarding the Company’s reportable business segments, Domestic and International, is presented below.  Management currently evaluates segment performance based primarily on net revenues, operating costs and expenses and earnings (loss) before income taxes.  Interest income and expense are evaluated on a consolidated basis and not allocated to the Company’s business segments.

For the Three Months Ended December 31, 2003:

	2003
(In thousands)	Domestic	International	Inter-segment Eliminations	Consolidated
NET REVENUES	$21,280	$1,511	$—	$22,791
OPERATING COSTS AND EXPENSES	21,651	1,350	—	23,001
EARNINGS (LOSS) FROM OPERATIONS	(371)	161	—	(210)
OTHER (INCOME) EXPENSES	201	(22)	(1)	178
EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	$(572)	$183	$1	$(388)

For the Three Months Ended December 31, 2002:

	2002
(In thousands)	Domestic	International	Inter-segment Eliminations	Consolidated
NET REVENUES	$22,686	$2,631	—	$25,317
OPERATING COSTS AND EXPENSES	20,564	2,722	—	23,286
EARNINGS (LOSS) FROM OPERATIONS	2,122	(91)	—	2,031
OTHER (INCOME) EXPENSES	352	(136)	113	329
EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	$1,770	$45	$(113)	$1,702

For the Nine Months Ended December 31, 2003:

	2003
(In thousands)	Domestic	International	Inter-segment Eliminations	Consolidated
NET REVENUES	$54,110	$4,161	$—	$58,271
OPERATING COSTS AND EXPENSES	55,739	3,985	—	59,724
EARNINGS (LOSS) FROM OPERATIONS	(1,629)	176	—	(1,453)
OTHER (INCOME) EXPENSES	593	(86)	(116)	391
EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	$(2,222)	$262	$116	$(1,844)

For the Nine Months Ended December 31, 2002:

	2002
(In thousands)	Domestic	International	Inter-segment Eliminations	Consolidated
NET REVENUES	$57,089	$7,847	$—	$64,936
OPERATING COSTS AND EXPENSES	54,111	8,031	—	62,142
EARNINGS (LOSS) FROM OPERATIONS	2,978	(184)	—	2,794
OTHER (INCOME) EXPENSES	1,430	(271)	330	1,489
EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	$1,548	$87	$(330)	$1,305

	As of
(In thousands)	December 31, 2003	March 31, 2003
TOTAL ASSETS:
DOMESTIC	$61,009	$67,178
INTERNATIONAL	1,921	4,791
INTER-SEGMENT ELIMINATIONS	(10)	(418)
CONSOLIDATED TOTAL ASSETS	$62,920	$71,551

Note 8.           Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Board No. 51,” which addresses consolidation by business enterprises of variable interest entities (“VIEs”) either: (1) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support; or (2) in which the equity investors lack an essential characteristic of a controlling financial interest. In December 2003, the FASB completed deliberations of proposed modifications to FIN 46 (“Revised Interpretations”) resulting in multiple effective dates based on the nature as well as the creation date of the VIE. VIEs created after January 31, 2003, but prior to January 1, 2004, may be accounted for either based on the original interpretation or the Revised Interpretations.  VIEs created after January 1, 2004 must be accounted for under the Revised Interpretations. Special Purpose Entities (“SPEs”) created prior to February 1, 2003 may be accounted for under the original or revised interpretation’s provisions.  Non-SPEs created prior to February 1, 2003, should be accounted for under the Revised Interpretation’s provisions. The Revised Interpretations are effective for periods after June 15, 2003 for VIEs in which the Company holds a variable interest it acquired before February 1, 2003. For entities acquired or created before February 1, 2003, the Revised Interpretations are effective no later than the end of the first reporting period that ends after March 15, 2004, except for those VIEs that are considered to be special-purpose entities, for which the effective date is no later that the end of the first reporting period that ends after December 31, 2003. The adoption of FIN 46 and the Revised Interpretations has not and is not expected to have an impact on the consolidated financial statements.

In December 2003, the SEC issued Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition (“SAB No. 104”), which codifies, revises and rescinds certain sections of SAB No. 101, Revenue Recognition, in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The changes noted in SAB No. 104 did not have a material effect on our consolidated results of operations, consolidated financial position or consolidated cash flows.

ITEM 2.                  Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with our condensed consolidated financial statements and notes in Item 1 above and with our audited consolidated financial statements and notes, and with the information under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” in our most recent Annual Report on Form 10-K.

Forward-looking Statements

This quarterly report on Form 10-Q includes certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 regarding, among other things, statements relating to goals, plans and projections regarding the company’s financial position, results of operations, market position, product development and business strategy.  These statements may be identified by the fact that they use words such as “will,” “may,” “estimate,” “expect,” “intend,” “plan,” “believe,” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance.  Such forward-looking statements are based on management’s current expectations and involve inherent risks and uncertainties, including factors that could delay, divert or change any of them, and could cause action outcomes and results to differ materially from current expectations.

These factors include, among other things, our inability to raise additional working capital, changes in debt and equity markets, increased competitive pressures, changes in our business plan, and changes in the retail DVD and entertainment industries.  For further details and a discussion of these and other risks and uncertainties, see “Forward-Looking Statements” and “Risk Factors” in our most recent Annual Report on Form 10-K.  Unless otherwise required by law, we undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise.

Overview

We are an integrated home entertainment company, primarily engaged in the domestic wholesale distribution of DVD programming.  We acquire and exploit exclusive distribution rights to a diverse array of general and specialty programming, including music concerts, urban, youth culture/lifestyle, stand-up comedy, television and theatrical, foreign and silent films.  We often acquire related broadcast rights as well, including video-on-demand, broadband streaming, digital download, pay-per-view, in-flight, radio, satellite, cable and broadcast television, and we exploit and plan to exploit these rights as opportunities and technologies allow.  We acquire programming mainly by entering into exclusive licensing or distribution arrangements with producers and other content providers, as well as designing and producing our own additional content and value-added features.  We license and distribute programming across many genres and in many formats, and are a leading provider of music-related DVD programming.  We strive to grow a stream of revenues by maintaining and building a strong customer base of retailers and a library of titles that can be exploited in a variety of formats and distribution channels.  We have a current catalogue of over 2,500 exclusive DVD titles.

Establishment of Valuation Allowance on Net Deferred Tax Assets

Based on Statement of Financial Accounting Standards No. 109, we established a valuation allowance against 100% of our net deferred tax assets, which are composed primarily of operating loss carryforwards, at December 31, 2003, resulting in the recording of an income tax expense equal to our previously recorded deferred tax assets of $7,504,000, during the three months ended December 31, 2003.  Of this amount, $732,000 was allocated to discontinued operations.  Even though we have fully reserved these net deferred tax assets for book purposes, we would still be able to utilize them to reduce future income taxes payable, should we have future earnings, up through the expiration of the tax assets in question.  See Note 6. Income Taxes - Allowance for Deferred Tax Assets, above, and “Income Taxes” below.

Heightened Competition

We continue to face increasing competition from major motion picture studios, independent DVD suppliers and other home entertainment providers for limited retail shelf space, as new DVD releases often exceed 250 titles a week.  Accordingly, the ability to secure shelf space for new DVD releases is becoming more challenging, especially for independent labels like Image, because the new DVD releases of major studios often have extremely high visibility and sales velocity in the millions of units, which typically require more shelf space to support.  Retailers are increasingly looking for studios and independents to pay to secure display and shelf space within their stores.  Even the most successful Internet retailers require paid participation in certain programs in order to ensure visibility and positioning on their Web sites.  This selling of real estate, whether real or virtual, is becoming more expensive as the total number of releases on DVD industry-wide continues to grow.  “Open to buy” dollars (i.e. allocated purchasing budgets that retailers may spend to purchase either new release or catalogue programming, or both) have also become more scarce for independents like Image.  These dollars are often being devoted to high-profile new releases from major studios, particularly during the holiday season.  As major studios releases accelerate, our expenses with respect to providing to our retail customers market development funds and cooperative advertising dollars for items such as in-store displays and store circulars continue to increase, even as the availability of these opportunities continues to decrease.  With the exception of our more popular new titles and catalogue box sets, it can accordingly be a challenge to obtain the product placement necessary to maximize sales, particularly among the limited number of major retailers that are our core customers.  Reduced DVD pricing instituted by the major studios has also increased competition for consumer purchases.  Though difficult to quantify, management expects these trends to continue for the foreseeable future, and to impact our business strategies.

Our fiscal third quarter revenues were approximately 10% lower as compared with the same quarter last year.  Approximately 6% of the decline was attributable to the change in the way we distribute our exclusive DVD programming internationally, and approximately 4% of the decline was due to competition for retail shelf space during the last two months of the quarter, coupled with the increased customer returns and comparatively weak new releases and catalogue sales.  Our new release and catalogue sales performance in the latter part of our December 2003 quarter were below our internal expectations due to particularly intense competition during this holiday season, including major studio DVD releases of titles such as Finding Nemo, Pirates of the Caribbean, The Lord of the Rings: The Two Towers, X2: X-Men United, Seabiscuit, Bruce Almighty, Terminator 3, The Matrix Reloaded, and the Indiana Jones Collection box set.  During the quarter, we also emphasized DVD repricings, repurposing of catalogue titles and sales of budget priced two-title DVD bundles. This strategy was embraced by smaller, non-traditional retailers, but was not as successful with large retailers due to lack of available shelf space as well as open to buy dollars during the last two months of the quarter.

Sales and Marketing Initiatives

The Dick Van Dyke Show: Season #1 and Season #2 box sets, featuring episodes from the popular 1960’s television show, were our best selling titles during our fiscal third quarter.  We released these titles in October 2003 to take advantage of early holiday buying before new studio releases overcrowded the market later in the quarter, and so that Season #3 could be released in our fourth fiscal quarter after the end of the holiday season.  We also delayed several of our higher-profile titles, including the box set of The Future is Wild as seen on Discovery Channel, Hip Hop Immortals: We Got Your Kids, Higher Ground: Voices of Contemporary Gospel Music, and the new Lorrie Morgan studio CD, into our fourth quarter in an effort to increase sales after the competitive holiday season by attracting a greater portion of open to buy dollars.

Our acquisition strategy has expanded to include DVD programming categories such as urban, youth culture/lifestyle, extreme sports, comedy, and classic television programming.  We intend to maintain focus on genres that have been successful in the past, as well as to seek out early trend opportunities in advance of mainstream acceptance in an effort to keep acquisition costs lower by bringing titles to market before, or concurrently with, spikes in demand.  For example, our success in the urban video market with titles such as Thug Angel, Beef, and Jamie Foxx: I Might Need Security has led to a new multi-title agreement with hip-hop impresario Russell Simmons’ Simmons-Lathan Entertainment which, with our output agreement with Quincy Jones III’s QD3 Entertainment, should provide us with high-quality urban programming in the future.  Our successful track record in releasing television programming for the DVD market on titles such as The Twilight Zone and The Dick Van Dyke Show has earned us the opportunity to release popular television classics that will include The Richard Pryor Show.

Upcoming comedy titles include stand-up comedy shows for both the DVD and broadcast markets, including new shows from comedians Larry the Cable Guy, Bill Engvall, Ron White, and a classic show from Jeff Foxworthy.  Collectively, these “Blue Collar Comedians” represent millions of audio CDs sold through third-party labels, one of the biggest comedy tours of all time in 2003, and a recently announced network TV series for the group.  A multi-title deal with National Lampoon should also drive future new release sales in this genre.

Our music DVD business should remain robust in an increasingly competitive market, with upcoming releases from The Ramones, MC5 and the Vans Warped Tour.  Other new initiatives include the development of “multi-cultural” niches including Latin/Hispanic product, Asian titles such as Hong Kong cinema and Japanese anime/animation, and “Bollywood” films from India.  We are also seeking to expand our growing sales of audio CD programming, with titles such as Lorrie Morgan, Show Me How; Nine, the Grammy nominated Broadway musical starring Antonio Banderas; Ronnie Milsap Live; the Live at Billy Bob’s Texas country music series; and audio soundtrack companions to our video releases.

In order to deal with increasing competition more effectively, we are developing new marketing initiatives, including revenue growth-related incentives to encourage retailers to carry Image titles.  We are also adjusting our price points on new release programming and selectively repricing and repositioning our secondary and tertiary catalogue programming, which, coupled with specific promotions, should help to drive revenues.  For example, based on the sales success of our box sets, we are creating and releasing similar box sets to better exploit our existing catalogue.  Titles scheduled for upcoming release include The Endless Summer Collection and a newly remastered collection of Rod Serling’s classic television series The Twilight Zone.  While retailers are sometimes hesitant to bring in new individual titles, we believe they are more receptive to newly-designed box sets.  These compilations have a higher perceived value among retailers and consumers, making both shelf space and retail sales easier to obtain.  Repackaging existing product in this manner also typically creates higher margins.

Industry Trends

In August 2003, Adams Media Research projected there would be approximately 55 million DVD player households in the United States by the end of calendar year 2003, increasing to approximately 90 million by the end of 2006.  Adams also projected that domestic consumers would spend approximately $18 billion purchasing 1 billion DVD units shipped to retail in calendar 2003, increasing to approximately $29 billion for 1.6 billion units in 2006.

The consumer DVD buying pattern is rapidly shifting from the catalogue programming-focused early adopter to more of a mass market consumer driven by high-profile big-budget theatrical films.  Both major studio and independent DVD suppliers are seeing that the primary drivers of revenues are new releases which potentially generate both retail and consumer interest and help also drive sales of catalogue programming.  We have a large and diverse catalogue of programming, and typically add 30 to 40 titles per month to our current catalogue of over 2,500 titles.  Sales of our catalogue programming are affected by the strength of our new releases, the availability of retail shelf space and retailer open to buy dollars.  With major studio DVD suppliers releasing their hit new releases as well as releasing deep into their catalogue of programming, the competition for available retail shelf space is increasingly challenging.

According to DVD Release Report, Image is the top source for music on DVD with 510 titles released, and the top source for special interest on DVD with 417 titles released.  The following chart reflects the number of cumulative titles we have released by type of programming, compared with the cumulative DVD software titles released by the industry through January 2004.  The following chart does not intend to indicate Image’s market share of DVD revenues, only cumulative titles released.

Type of DVD Programming	Total Number of DVD Titles	Number of Image Titles	Image Percentage
Music	3,527	510	14%
Special Interest	5,057	417	8%
Theatrical Catalog (pre-1997)	6,652	370	6%
Foreign Films	2,348	302	13%
Television Programming	1,357	99	7%
Direct to DVD	4,717	311	7%
All Other	7,699	1,048	14%
Total Releases – Cumulative through 1/30/04	31,357	3,057	10%

Source:  DVD Release Report Revised 1/30/04

We are facing increased competition in acquiring high-profile music DVD programming from major record labels who have increased the number of music title new releases under their own labels.

The overall economic climate and the uncertainty surrounding some retailers’ efforts to reorganize or restructure their businesses may be leading to an increased risk of bankruptcy within the DVD retail space, as well as an increase in the percentage of returns of product to Image.  In particular, DVD retailers specializing in CD sales are becoming increasingly vulnerable as pressure mounts from warehouse-style and online deep discounters who now routinely offer CDs for sale, and from widespread illegal downloading of music from the Internet and other CD piracy.  Many CD retailers have tried to reduce the impact of these downward pressures by also selling DVDs, video games and other merchandise.  Nevertheless, the aforementioned reorganizations and restructurings, as well as a significant number of store closures among CD retailers, appear to support an industry trend toward consolidations and reductions within the retail space, including retail space dedicated to DVD.

Liquidity and Capital Resources

Our working capital requirements vary primarily with the level of our program acquisition, production and distribution activities.  Recurring principal uses of working capital in our operations are for acquiring exclusive programming (i.e., royalty payments, including advance payment against future royalties to program suppliers), advance payments under exclusive distribution agreements, music publishing payments, manufacturing and production costs, costs of acquiring finished programming for exclusive distribution, selling, general and administrative expenses and debt service.  Availability of working capital is a substantial factor in our ability to acquire popular new programming upon which our continued success depends.  Therefore, maximizing available working capital is critical to our business operations.

We face increasing competition in securing exclusive rights from other independent distribution companies as well as major motion picture studios and music labels.  Historically, we have paid significant up-front advances against future royalties and distribution fees to secure exclusive DVD and other home entertainment format distribution rights.  Without sufficient working capital, we may not be able to remain competitive with advance offers from competitors who are willing to pay more or who have greater financial resources.  We will continue to focus on effectively managing our capital resources and seeking appropriate financing in order to acquire rights to the programming we desire in order to fully execute on our growth plans.

In order to most efficiently manage our cash flow, we strive to conservatively value the sales potential of a given title by polling retailers, comparing like titles, quantifying the relevance of the content and generally summarizing the sales potential based on our experience and expertise.  By identifying trends in advance, keeping acquisition costs in line with sales projections, and avoiding certain higher-profile shows whose owners demand excessive advances, we seek to focus our limited resources on acquiring and promoting opportunities that will be profitable and produce a continued revenue stream upon recoupment.

Sources and Uses of Working Capital

Our pretax net loss from continuing operations was $1,844,000 for the nine months ended December 31, 2003.  Cash on hand, working capital from operations and the proceeds from the sale of DVDPlanet afforded us the ability to reduce interest bearing debt, including capital leases, by approximately $1.9 million for the nine months ended December 31, 2003.  We increased our distribution and royalty advances during the nine-month period by approximately $900,000.  We recouped approximately $1.2 million of our $3 million BMG deferred revenue.  We expect to receive a new advance in February 2004 that will bring the total of BMG’s international royalty advanced to Image up to $3 million.  We will record the advance as deferred revenue until earned.  Capital expenditures were approximately $1.2 million for the nine months ended December 31, 2003.

Infrastructure Improvements

During the nine months ended December 31, 2003, we made significant investments in information technology personnel, hardware, software and consulting services.  Much of our capital expenditures have been used in connection with two information technology initiatives.  The first has been the replacement of our aging legacy Qantel applications system with Oracle Enterprise Applications software to improve scalability, security, internal controls, integration, reporting and provide the ability to enhance our business processes.  We successfully converted our finance, purchasing and inventory control systems in November 2003.  The cumulative cost to implement the initial phase of Oracle applications (including software cost) totaled approximately $820,000 over the last two fiscal years through December

31, 2003.  To complete the migration to Oracle, we are working to convert existing order management and production/creative services tracking systems by late calendar 2004.  We expect the final phase of the migration to Oracle to cost approximately $750,000, primarily in consulting fees.  We expect to finance this expenditure through working capital and our existing bank line of credit.  The second initiative has been technology infrastructure.  Expenditures towards improvements in system security, policies/procedures, email, file storage and networking will continue through mid-calendar 2004.

We are also automating certain returns processing operations in our Las Vegas distribution center. Coordinated investments in hardware, software and consulting services are being applied with the goal of reducing labor costs, increasing customer service and streamlining operating procedures related to returns processing.  We expect this initiative to cost approximately $425,000 and be completed in mid-calendar 2004.  We expect to finance these expenditures through Bank of America in Nevada.

Long-Term Debt

Long-term debt at December 31, 2003 and March 31, 2003, consisted of the following:

(In thousands)	December 31, 2003	March 31, 2003
Subordinated note payable – Ritek Taiwan	$3,008	$3,898
Note payable to bank	318	509
	3,326	4,407
Current portion of long-term debt	1,591	1,591
Long-term debt less current portion	$1,735	$2,816

Liquidity Position at December 31, 2003

At December 31, 2003, we had cash of $1,733,000 and borrowing availability of $5,832,000 and $1,000,000 respectively, under our revolving credit and term loan facilities with Wells Fargo Foothill, Inc.  Our revolving credit obligation to Foothill was $10,167,000.  We believe that projected cash flows from operations, borrowing availability under our revolving line of credit, cash on hand and trade credit will provide the necessary capital to meet our projected cash requirements for at least the next 12 months.

Debt Instruments and Related Covenants

Our loan agreements with Foothill require us to comply with minimum financial and operating covenants.  We have received consecutive waivers of our noncompliance with financial covenants contained in our revolving credit and term loan facilities as of and for the quarters ended June 30, September 30, and December 31, 2003.  The waivers of our noncompliance were for failing to meet a minimum quarterly EBITDA (earnings before interest, taxes, depreciation and amortization, as defined in the loan agreement) and a minimum tangible net worth, as defined.  Our failure to meet the covenant minimums was due in part to the negative impact of DVDPlanet operations and loss on its sale, the negative impact of the slower than expected transition of European distribution of our exclusive programming to BMG on consolidated financial performance, intense competition and losses during the nine months ended December 31, 2003.

At our request, Foothill waived our compliance with both covenants for prior periods and, effective as of December 31, 2003, amended our Loan and Security Agreement dated December 28, 1998, as follows:  (1) the tangible net worth covenant was redefined, decreasing the minimum required levels that we must maintain quarterly; and (2) the EBITDA covenant was redefined, decreasing the minimum required levels measured on a stand-alone quarterly basis.

We believe that we will be able to achieve the minimum requirements going forward.  Should Foothill not provide a waiver in the event of covenant noncompliance, our outstanding borrowings would become immediately due and the default would cause cross default on other debt agreements.  We believe that we would be able to secure replacement asset-based financing should this occur, but can give no assurance that we would be successful, or that, if successful, the terms would be as favorable.

We are discussing the possibility of raising additional financing to provide additional funds for exclusive programming acquisition.  Should additional funds be raised through the issuance of equity or convertible debt securities, the percentage ownership of our existing stockholders may be reduced.  We give no assurance that we will successfully obtain additional financing.

Seasonality and Variability

In the absence of extremely strong first and second quarter new release schedules, we generally experience higher sales in our third and fourth fiscal quarters which end December 31 and March 31, a trend management attributes to increased consumer software spending associated with the additional DVD player household penetration stemming from the year-end holiday season.  In addition to seasonality issues, other factors contribute to quarterly variability in our net revenues.  These factors include:

•      Wholesale customer and retail consumer demand for our exclusively distributed programming then in release

•      Our prior success in licensing and distribution activities related to new exclusive home entertainment programming

•      The impact of the extension, termination or non-renewal of existing license and distribution rights

•      Our ability to finance the acquisition of compelling commercial programming

•      The level and success of our marketing and promotional activities, and

•      General and economic changes affecting the buying habits of our customers, particularly those changes affecting consumer demand for DVD hardware and software.

Accordingly, our revenues and results of operations may vary significantly from period to period, and the results of any one period may not be indicative of the results of any future periods.

New Office Facilities

On January 7, 2004 the Company entered into a new corporate office lease to relocate our two existing corporate office facilities (totaling 45,000 square feet) located in Chatsworth, California.  The new office facility, also located in Chatsworth, California, consists of approximately 62,000 square feet and is located in a multi-tenant building.  The initial cost of the new office space is $1.23 per square foot on a gross basis and increases approximately 3% annually.

The new office lease has an initial 10-year term with two five-year options.  The start date of the lease is May 1, 2004 or upon completion of the landlord’s tenant improvements, whichever is later.  Our existing office leases co-terminate April 30, 2004 or upon 120-days notice, whichever is later.  The rent for our current office space is $0.70 per square foot on a triple-net basis, which equates to approximately $1.18 per square foot on a gross basis.  Accordingly, our cash outlay will initially increase by approximately $20,000 per month above current costs, including rent for the increased square footage, utilities, insurance, taxes, building and common area maintenance.

Discontinued Operations – Retail Distribution Segment

On September 23, 2003, our direct-to-consumer retail distribution segment, DVDPlanet, Inc., sold substantially all of its assets to Planet Entertainment, Inc. for net proceeds of $2,644,000, including $989,000 in accelerated payments under our June 2003 fulfillment agreement with Planet Entertainment’s affiliate I-Serve Direct Commerce Services, Inc.  We received $2,354,000 in September 2003 and $290,000 in October 2003.  Last quarter we accrued a loss of approximately $699,000 on the sale of the assets.  We expensed approximately $293,000 in severance-related compensation liability in connection with the sale during the quarter ending December 31, 2003.  The results of DVDPlanet have been classified as discontinued operations for the periods presented throughout this report.

Results of Operations

Please read our financial information for the three and nine months ended December 31, 2003, in conjunction with our Consolidated Financial Statements, the Notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations in our most recent Annual Report on Form 10-K.

We currently have two business segments:

•              Domestic

•              International

Our Domestic segment includes domestic wholesale distribution, program licensing and production.  Our International segment includes our international sublicense agreement with BMG Music International Service, GmbH for the distribution for our products throughout Europe, the Middle East and Africa, as well as wholesale distribution and sublicensing in other international territories, and worldwide broadcast rights exploitation.

Revenue

Over 90% of net revenues were generated from the sale of DVD programming.  Based on consumer buying trends in the industry, we anticipate that sales of VHS will continue to decline, while sales of DVD and CD will continue to rise.

The following table presents consolidated net revenues by reportable business segment for the three and nine months ended December 31, 2003 and 2002, respectively:

	Three Months Ended December 31,			Nine Months Ended December 31,
	2003	2002	% Change	2003	2002	% Change
	(in thousands)			(in thousands)
Net revenues
Domestic	$21,280	$22,686	(6.2)%	$54,110	$57,089	(5.2)%
International	1,511	2,631	(42.6)	4,161	7,847	(47.0)
Consolidated	$22,791	$25,317	(10.0)%	$58,271	$64,936	(10.3)%

Consolidated net revenues for the three months ended December 31, 2003, were $22,791,000, down 10.0% from $25,317,000 for the three months ended December 31, 2002.  Consolidated revenues for the nine-month period ended December 31, 2003, were $58,271,000, down 10.3% from $64,936,000 for the nine months ended December 31, 2002.

Domestic Revenue

Net revenues for our Domestic wholesale distribution segment for the quarter ended December 2003 decreased 6.2% to $21,280,000, from $22,686,000 for the same quarter last year.  Net revenues from this segment for the nine months ended December 31, 2003, decreased 5.2% to $54,110,000, from $57,089,000 for the same period last year.

Intense holiday season competition for retail shelf space and open to buy dollars, lack of popular new Image third-quarter releases, reduced sales of catalogue programming and increased retail customer returns during the period contributed to the reduction in net revenues for the December 2003 quarter.  The decrease in segment net revenues during the nine months ended December 31, 2003, was primarily due to a combination of reduced exclusive catalogue and nonexclusive DVD sales, as well as reduced VHS sales compared to the same period in the prior year.  We attribute the increase in customer returns primarily to our largest retail customer Best Buy, which sold their Musicland subsidiary in June 2003 and later consolidated distribution facilities, thus leading to product returns at higher than historical levels.  We are in discussions with our customers, particularly booksellers who typically have higher returns, in an effort to find collaborative ways to reduce returns percentages.  Nevertheless, in response to the current trend of higher customer returns, we have increased our allowance for sales returns as of December 31, 2003.

International Revenue

Net revenues for our International segment for the three months ended December 31, 2003, were down 42.6% to $1,511,000, from $2,631,000 for the three months ended December 31, 2002.  Net revenues from this segment for the nine months ended December 31, 2003, were down 47.0% to $4,161,000, from $7,847,000 for the same nine-month period last year.  The reduction in net revenues for the third quarter and first nine months of fiscal 2004 is primarily a result of the change in our method of European distribution, transitioning international distribution of our exclusive programming to the BMG sublicense from local distributors.  In addition, during the nine-month period, BMG methodically reintroduced our programming throughout its territories in an effort ultimately to maximize sales, so that all of our available DVD programming is only now becoming fully represented.  As BMG becomes more adept with our product catalogue and the DVD format continues to grow in popularity internationally, we expect international sales of DVD to continue to increase.

Broadcast sales for the three and nine months ended December 31, 2003, were $74,000 and $469,000, respectively, reduced from $179,000 and $1,006,000 for the three and nine months ended December 31, 2002, respectively.  We are placing less of an emphasis on acquiring broadcast rights for music programming due to the high cost of music clearance in relation to the fees broadcasters are willing to pay to air the programming.

Gross Margins

The following table presents consolidated cost of sales by reportable business segment and as a percentage of related segment net revenues for the three and nine months ended December 31, 2003 and 2002, respectively:

	Three Months Ended December 31,			Nine Months Ended December 31,
	2003	2002		2003	2002

Cost of sales:
Domestic	$16,173	$16,242		$40,375	$40,848
International	1,104	1,926		2,980	5,754
Consolidated	$17,277	$18,168		$43,355	$46,602

			% Change			% Change
As a percentage of segment net revenues:
Domestic	76.0%	71.6%	4.4%	74.6%	71.6%	3.0%
International	73.1	73.2	(0.1)	71.6	73.3	(1.7)
Consolidated	75.8%	71.8%	4.0%	74.4%	71.8%	2.6%

Consolidated cost of sales for the quarter ended December 31, 2003, were $17,277,000, or 75.8% of net revenues, compared to $18,168,000, or 71.8% of net revenues, for the same quarter last year.  Consolidated cost of sales for the first nine months of fiscal 2004 were $43,355,000, or 74.4% of net revenues, compared to $46,602,000, or 71.8% of net revenues, for the same period last year.

Domestic Gross Margin

Gross margins for the Domestic segment, as a percentage of segment net revenues, declined by 4.4% to 24.0% for the three months ended December 31, 2003, from 28.4% for the three months ended December 31, 2002.  They decreased by 3.0% to 25.4% for the nine months ended December 31, 2003, from 28.4% for the comparable period of the prior year.  The reduction in segment gross profit margins for the December 2003 quarter was primarily due to increased charges to segment cost of sales from accelerated amortization of royalty advances as a result of lower ultimate revenue forecasts for some of our exclusive programming.  The trend in reduced catalogue programming sales has contributed to reduced projected revenues.  Additionally, the increased market development funds we provided to our retail customers, which were recorded as a reduction of revenues, and writedowns of certain inventory titles to their net realizable value also contributed to the decrease in segment gross margin.

International Gross Margin

Gross margins for the International segment, as a percentage of segment net revenues, of 26.9% for the three months ended December 31, 2003, were comparable to 26.8% for the three months ended December 31, 2002.  Segment gross margins as a percentage of segment net revenues for the nine months ended December 31, 2003, were 28.4%, up from 26.7% for the same period in the prior year.  Segment gross margins for the third quarter and first nine months of fiscal year 2004 were calculated on sublicense and broadcast generated revenues, while segment margins for the comparable periods of the prior year were calculated on direct international distribution net sales in addition to sublicense and broadcast generated revenues.  Cost of sales of this segment in 2003 was primarily impacted by fluctuations in the royalties and distribution fees due our program suppliers on a title by title basis.  Gross margins for direct distribution revenues in 2002 were subject to fluctuations in manufacturing costs, royalties and distribution fees, music publishing fees and market development marketing allowances.

Selling Expenses

The following tables present consolidated selling expenses by reportable business segment and as a percentage of related segment net revenues for the three and nine months ended December 31, 2003 and 2002, respectively:

	Three Months Ended December 31,			Nine Months Ended December 31,
	2003	2002	% Change	2003	2002	% Change
	(in thousands)			(in thousands)
Selling expenses:
Domestic	$1,566	$1,240	26.3%	$4,108	$3,864	6.3%
International	24	292	(91.8)	156	907	(82.8)
Consolidated	$1,590	$1,532	3.8%	$4,264	$4,771	(10.6% )

As a percentage of segment net revenues:
Domestic	7.4%	5.5%	1.9%	7.6%	6.8%	0.8%
International	1.6	11.1	(9.5)	3.7	11.6	(7.9)
Consolidated	7.0%	6.1%	0.9%	7.3%	7.3%	0.0%

Consolidated selling expenses for the three months ended December 31, 2003, increased 3.8% to $1,590,000, from $1,532,000 for the three months ended December 31, 2002.  Consolidated selling expenses for the nine months ended December 31, 2003, decreased 10.6% to $4,264,000, from $4,771,000 for the nine months ended December 31, 2002.

As a percentage of consolidated net revenues, consolidated selling expenses for the three months ended December 31, 2003, were 7.0%, up from 6.1% for the December 2002 quarter.  As a percentage of consolidated net revenues, consolidated selling expenses for the nine months ended December 31, 2003 and 2002 remained consistent at 7.3%, respectively.

Domestic Selling Expenses

Selling expenses for the Domestic segment were up 26.3% to $1,566,000 for the three months ended December 31, 2003, from $1,240,000 for the three months ended December 31, 2002.  Selling expenses for the Domestic segment were up 6.3% to $4,108,000 for the nine months ended December 31, 2003, from $3,864,000 for the nine months ended December 31, 2002.

As a percentage of segment net revenues, selling expenses for the three months ended December 31, 2003, were 7.4%, up from 5.5% for the three months ended December 31, 2002.  As a percentage of segment net revenues, selling expenses for the nine months ended December 31, 2003, were 7.6%, up from 6.8% for the nine months ended December 31, 2002.

The increase in selling expenses was primarily due to increased advertising and promotional expenses, which were higher by $402,000 and $385,000 for the three and nine months ended December 31, 2003, respectively, offset, in part, by lower personnel expenses due to repurposing of employees from the sales department into our program acquisitions and business development department, classified as general and administrative expenses, and reduced trade show expenditures together totaling $55,000 and $115,000 for the three and nine months ended December 31, 2003, respectively.

We expect advertising and promotional expenditures to continue to increase, as retailers insist on marketing support for products once they have committed to purchasing them.  Print, television and radio advertising are all increasingly important to creating consumer awareness of our products.  The likelihood of placing product in significant numbers is greatly enhanced with a convincing outlay of marketing funds to increase awareness and sales.  It is common and often necessary to spend from seventy cents to in excess of one dollar per-unit in order to effectively promote a higher-profile title’s availability.

International Selling Expenses

Selling expenses for the International segment decreased 91.8% to $24,000 for the three months ended December 31, 2003, from $292,000 for the three months ended December 31, 2002.  Selling expenses for the International segment decreased 82.8% to $156,000 for the nine months ended December 31, 2003, from $907,000 for the nine months ended December 31, 2002.

Selling expenses for the International segment, as a percentage of segment revenues, were 1.6% for the third quarter of fiscal 2004, down from 11.1% for the 2002 quarter.  Selling expenses for the International segment, as a percentage of segment revenues, were 3.7% for the nine-month period ended December 31, 2003, down from 11.6% for the same nine-month period last year.

Segment selling expenses for the third quarter and first nine months of fiscal year 2004 were significantly lower than the comparable prior-year periods primarily due to expense savings from the closing of the offices of Aviva International, LLC, our controlled 50-percent owned joint venture that ceased operations effective December 31, 2002, the repurposing of employees to the program acquisitions and business development department, classified as general and administrative expenses, and a reduction in marketing and promotional expenditures due to the transition to international sublicensing through BMG.  The majority of expenses related to DVD selling activities, including marketing and promotion, which were our expenses for the 2002 periods, were borne by BMG as sublicensee for the 2003 periods.

General and Administrative Expenses

The following tables present consolidated general and administrative expenses by reportable business segment and as a percentage of related segment net revenues for the three and nine months ended December 31, 2003 and 2002, respectively:

	Three Months Ended December 31,			Nine Months Ended December 31,
	2003	2002	% Change	2003	2002	% Change
	(in thousands)			(in thousands)
General and administrative expenses:
Domestic	$3,087	$2,257	36.8%	$8,755	$6,802	28.7%
International	64	270	(76.3)	382	780	(51.0)
Consolidated	$3,151	$2,527	24.7%	$9,137	$7,582	20.5%

As a percentage of segment net revenues:
Domestic	14.5%	9.9%	4.6%	16.2%	11.9%	4.3%
International	4.2	10.3	(6.1)	9.2	9.9	(0.7)
Consolidated	13.8%	10.0%	3.8%	15.7%	11.7%	4.0%

Consolidated general and administrative expenses for the three months ended December 31, 2003, increased 24.7% to $3,151,000, from $2,527,000 for the three months ended December 31, 2002.  Consolidated general and administrative expenses for the nine months ended December 31, 2003, increased 20.5% to $9,137,000, from $7,582,000 for the nine months ended December 31, 2002.

As a percentage of consolidated net revenues, consolidated general and administrative expenses for the three months ended December 31, 2003, were up by 3.8% to 13.8%, from 10.0% for the three months ended December 31, 2002.  As a percentage of consolidated net revenues, consolidated general and administrative expenses for the nine months ended December 31, 2003, were up by 4.0% to 15.7%, from 11.7% for the same nine-month period in 2002.

Domestic General and Administrative Expenses

General and administrative expenses for the Domestic segment for the three months ended December 31, 2003, were up 36.8% to $3,087,000, from $2,257,000 for the three months ended December 31, 2002.  General and administrative expenses for the Domestic segment for the nine months ended December 31, 2003, were up 28.7% to $8,755,000, from $6,802,000 for the nine months ended December 31, 2002.

As a percentage of segment net revenues, general and administrative expenses for the three months ended December 31, 2003, were 14.5%, up from 9.9% for the December 2002 quarter.  As a percentage of segment net revenues, general and administrative expenses for the nine months ended December 31, 2003, were 16.2%, up from 11.9% for the December 2002 nine-month period.

We incurred significant expenses in personnel and consulting services in connection with the replacement of our legacy applications system and improvements in our technology infrastructure, which were higher by $239,000 and $668,000 for the three and nine months ended December 31, 2003, respectively. The migration to and maintenance of the Oracle Enterprise Applications software has required us to add additional technical resources, including both internal hires and external consulting.  The continuing infrastructure improvements include a program to upgrade desktop computers, email, data storage and networks.  Many of these expenditures are not capitalizable in accordance with our capitalization policy and include maintenance contracts.  These expenses were higher by $113,000 for the nine months ended December 31, 2003.

We have repurposed employees previously dedicated to our international distribution segment as well as our domestic sales department and transferred them to our program acquisitions and business development department.  With BMG now responsible for European distribution of our exclusive titles, we wanted to strengthen our internal efforts to acquire commercially compelling exclusive programming in multiple genres.  Accordingly, related increased personnel costs previously classified as International segment selling and general and administrative expenses and domestic selling expenses are now included in this Domestic segment general and administrative expenses.  These expenses total $118,000 and $287,000 for the three and nine months ended December 31, 2003, respectively.

We also increased our personnel costs (including recruitment, consulting and temporary labor expenses) in our accounting and finance departments to handle the increased workload associated with the accounting and reporting requirements of the exclusive distribution agreements added during the current year as well as in the area of credit and collections.  These expenses were higher by $78,000 and $245,000 for the three and nine months ended December 31, 2003, respectively.

We have incurred increased across-the-board insurance premium costs, which were higher by $86,000 and $308,000 for the three and nine months ended December 31, 2003, respectively, and increased legal expenses, primarily associated with our efforts to protect our rights to our exclusive programming from infringers, which were higher by $103,000 and $159,000 for the three and nine months ended December 31, 2003, respectively.

The increased expenses described above were the primary reasons for the increase in segment general and administrative expenses for the three and nine months ended December 31, 2003.  The trend of higher segment general and administrative expenses is expected to continue for the foreseeable future due to the nature of our initiatives.  Once our information systems are fully upgraded and certain processes automated, we will expect the information technology and accounting and finance department costs to stabilize and decrease in the future.

International General and Administrative Expenses

General and administrative expenses for the International segment decreased 76.3% to $64,000 for the three months ended December 31, 2003, from $270,000 for the three months ended December 31, 2002.  General and administrative expenses for the International wholesale distribution segment were $382,000 for the nine months ended December 31, 2003, down 51.0% from $780,000 for the nine months ended December 31, 2002.

As a percentage of segment net revenues, general and administrative expenses were 4.2% for the December 2003 quarter, down from 10.3% for the December 2002 quarter.  As a percentage of segment net revenues, general and administrative expenses were 9.2% for the December 2003 nine-month period, up from 9.9% for the December 2002 nine-month period.

The expense reduction for the third quarter and first nine months of fiscal year 2004 was primarily due to the repurposing of employees into the program acquisitions and business development department within the Domestic wholesale distribution segment as discussed above, as well as the cost savings associated with the closure of Aviva’s offices.

Amortization of Production Costs

Amortization of production costs for the three months ended December 31, 2003, decreased 7.2% to $983,000, or 4.3% of consolidated net revenues, from $1,059,000, or 4.2% of consolidated net revenues, for the three months ended December 31, 2002.  Amortization of production costs for the nine months ended December 31, 2003, decreased 6.9% to $2,968,000, or 5.1% of consolidated net revenues, from $3,187,000, or 4.9% of consolidated net revenues, for the nine months ended December 31, 2002.  The decreases for these periods were primarily due to reduced expenditures relating to work performed on our international DVD titles, which results in reduced amortization.

Other Income and Expenses

Other income for the three months ended December 31, 2003, was $23,000, and for the nine months ended December 31, 2003, was $202,000, as compared to other income of $45,000 for the three months ended December 31, 2002, and other expenses of $363,000 for the nine months ended December 31, 2002.

Other income for the nine months ended December 31, 2003, primarily represents a minority interest in the net loss of Aviva and foreign currency transaction exchange gains.  Other expenses for the nine months ended December 31, 2002, primarily consists of an impairment charge resulting from the sale of the Nevada real estate and minority interest in the net earnings of Aviva offset, in part, by foreign currency transaction gains.

Interest Expense

Interest expense, net of interest income, for the three months ended December 31, 2003, decreased 46.3% to $201,000, or 0.9% of consolidated net revenues, from $374,000, or 1.5% of consolidated net revenues, for the three months ended December 31, 2002.  Interest expense, net of interest income, for the nine months ended December 31, 2003, decreased 47.3% to $593,000, or 1.0% of consolidated net revenues, from $1,126,000, or 1.7% of consolidated net revenues, for the nine months ended December 31, 2002.  The decrease is attributable to reduced average borrowings during the three months and nine months ended December 31, 2003, as compared to the same periods in the prior year.

Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes.  This process involves us estimating our future taxable income and assessing future tax-planning strategies.  Net operating loss carryforwards and the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes, and the amounts used for income tax purposes, result in deferred tax assets and liabilities, which are included in our consolidated balance sheet.  We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent that recovery is not likely, we must establish a valuation allowance.  To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the consolidated statement of operations.

SFAS No. 109 dictates that “a pretax loss for financial reporting purposes for the current or preceding year” and “cumulative losses in recent years” are significant pieces of negative evidence to overcome when determining whether it is “more likely than not” that the recorded deferred tax assets will be realized in the future by reducing future income taxes payable.

The guidance requires that we look at cumulative past pretax financial performance on a consolidated basis.  We have experienced historical losses generated from our discontinued operations and losses from continuing operations for the nine months ended December 31, 2003, as well as the losses in our historically strong third quarter ended December 31, 2003, therefore it is now difficult for us to overcome the tests as discussed in SFAS No. 109.

Accordingly, we established a valuation allowance against 100% of our net deferred tax assets, which are composed primarily of operating loss carryforwards, at December 31, 2003.  We recorded an income tax expense equal to our previously recorded deferred tax assets of $7,504,000 during the three months ended December 31, 2003, of which $732,000 was allocated to discontinued operations.

In future quarters, should we report earnings, we will be able to utilize these deferred tax assets (even though we have fully reserved them for book purposes) to reduce future income taxes payable, up through their expiration periods.  Any subsequent reductions of the valuation allowance will be reported as reductions of tax expense assuming there is not an offsetting change in the deferred tax asset.

We recorded an income tax expense relating to continuing operations of $594,000 for the December 2002 quarter.  We recorded an income tax expense relating to continuing operations of $476,000 for the nine months ended December 31, 2002.  The taxes recorded for the three- and nine-month periods represent an annual estimated consolidated effective income tax rate of approximately 37% for fiscal 2002.

Earnings (Loss) from Continuing Operations

Loss from continuing operations, including the tax expense to record an allowance against our deferred tax assets, was $7,160,000, or $.39 per diluted share, for the three months ended December 31, 2003.  Earnings from continuing operations were $1,108,000, or $.06 per diluted share, for the three months ended December 31, 2002.  Loss from continuing operations, including the tax expense to record an allowance against our deferred tax assets, was $8,088,000, or $.44 per diluted share for the nine months ended December 31, 2003.  Earnings from continuing operations were $829,000, or $.05 per diluted share, for the nine months ended December 31, 2002.

Loss from Discontinued Operations

Loss on discontinued operations, on a pretax basis, comprises a loss from operations of $409,000 for the quarter ended December 31, 2003, as compared to a pretax loss from operations of $573,000 for the quarter ended December 31, 2002.  Loss on discontinued operations comprises a loss from operations of $1,742,000 and a loss on sale of assets of $699,000 for the nine months ended December 31, 2003, as compared to a pretax loss of operations of $1,522,000 for the comparable 2002 period.

For the third quarter of fiscal 2003, a tax expense of $732,000 was allocated to discontinued operations to reverse the deferred tax benefits recorded in the first two quarters of this fiscal year.  For the December 2002 quarter, a deferred tax benefit of $269,000 was allocated to discontinued operations.  For the nine months ended December 31, 2002, a deferred tax benefit of $557,000 was allocated to discontinued operations.

Goodwill Write-Down

Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, require that the purchase method be used for all business combinations initiated after June 30, 2001.  SFAS No. 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment.  The amortization of goodwill ceases upon adoption of SFAS No. 142.  We adopted the new rules for measuring the impairment of goodwill and certain intangible assets on April 1, 2002.  The adoption of SFAS No. 142 resulted in a one-time charge of $3,766,000, or $.23 per basic and diluted share, net of an income tax benefit of $2,231,000.  The impairment charge is recorded as a cumulative effect of a change in accounting principle, net of the tax effect, in the accompanying consolidated statement of operations for the nine months ended December 31, 2002.  As a result of this writedown, DVDPlanet had no remaining goodwill.

Three and Nine-Month Consolidated Earnings (Loss)

Net loss for the three months ended December 31, 2003, was $8,301,000, or $.45 per diluted share.  Net earnings for the three months ended December 31, 2002, was $804,000, or $.05 per diluted share.  Net loss for the nine months ended December 31, 2003, was $10,529,000, or $.58 per diluted share.  Consolidated loss before cumulative effect of an accounting change for the nine months ended December 31, 2002, was $136,000, or $.01 per diluted share.  During the 2002 nine-month period, a cumulative effect of accounting change of

$3,766,000, or $.23 per diluted share, net of income tax benefit of $2,231,000, was recorded resulting in a consolidated net loss of $3,902,000, or $.24 per diluted share.

Critical Accounting Policies and Procedures

There have been no significant changes in the critical accounting policies disclosed in “ Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our most recent Annual Report on Form 10-K.  The preparation of our financial statements requires management to make estimates and assumptions that affect the amounts reported.  The significant areas requiring the use of management’s estimates relate to provisions for lower of cost or market inventory writedowns, doubtful accounts receivables, unrecouped royalty and distribution fee advances, and sales returns and the realization of deferred tax assets.  Although these estimates are based on management’s knowledge of current events and actions management may undertake in the future, actual results may ultimately differ materially from those estimates.

Off-Balance Sheet Arrangements

We currently do not have any off-balance sheet arrangements.

Contractual Obligations and Commercial Commitments

There have been no significant changes in our material contractual obligations and commercial commitments set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2003 and in “Liquidity and Capital Resources” in our Quarterly Report on Form 10-Q for the period ended September 30, 2003, except as follows:

New Office Facilities Commitment

We have added a ten-year lease commitment with initial rent at $1.23 per square foot for approximately 62,000 square feet, beginning at the earliest May 1, 2004.  The annual rent of approximately $900,000 is scheduled to increase at 3% per year over the lease term.  Although a base level of operating expenses is included in the rent payment, we will be responsible for a percentage of actual annual operating expense increases capped at 5% annually.

Lease Guarantee

In connection with the asset sale of DVDPlanet, Planet Entertainment assumed the obligations under DVDPlanet’s leases for its corporate headquarters and retail store and various other liabilities related to the assets being acquired.  Although both leases were assigned to Planet Entertainment, and its parent Infinity Resources has guaranteed Planet Entertainment’s obligations, we remain a guarantor of the obligations under the leases in the event that Planet Entertainment and Infinity Resources default on their financial obligations under the leases.  The remaining payments under the leases total approximately $765,000 through December 2007.

Other Obligations and Commitments

Our future fiscal obligations for royalty advances, distribution fees, minimum guarantees and other fees totaled $2.4 million due during the remainder of fiscal 2004, $6.8 million due in fiscal 2005, $1.8 million due in fiscal 2006, $100,000 due in fiscal 2007 and $100,000 due in fiscal 2008.  These advances and guarantees are recoupable against future royalties and distribution fees earned by our exclusive program suppliers in connection with revenues generated by those rights.  As we have historically, we expect to fund these commitments through recoupment of existing advances, other working capital and existing bank line of credit.

ITEM 3.                  Quantitative And Qualitative Disclosures About Market Risk

Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates and foreign currency exchange rates.  Changes in interest rates and, in the future, changes in foreign currency exchange rates have and will have an impact on our results of operations.

Interest Rate Fluctuations

At December 31, 2003, approximately $10.5 million of our outstanding interest-bearing borrowings are subject to changes in interest rates; however, we do not use derivatives to manage this risk.  This exposure is linked to the prime rate and LIBOR.  We believe that moderate changes in the prime rate or LIBOR would not materially affect the operating results or financial condition of the company.  For example, a 1.0% change in interest rates would result in an approximate $105,000 annual impact on pretax income (loss) based upon those outstanding borrowings at December 31, 2003.

Foreign Exchange Rate Fluctuations

We distribute certain of our licensed DVD and VHS programming (for which we hold international distribution rights) internationally.  Additionally, we exploit international broadcast rights to some of our licensed entertainment programming (for which we hold international broadcast rights).  At December 31, 2003, approximately $424,000 of our accounts receivable related to international distribution and denominated in foreign currencies is subject to foreign exchange rate risk in the future.  We believe that moderate changes in foreign exchange rates will not materially affect our operating results or financial condition.  For example, a 10.0% change in exchange rates would result in an approximate $42,000 impact on pretax income (loss) based upon those outstanding receivables at December 31, 2003.  To date, we have not entered into foreign currency exchange contracts.

ITEM 4.                  Controls And Procedures

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

REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The condensed consolidated financial statements as of December 31, 2003, and for the three and nine-month periods ended December 31, 2003 and 2002 in this Form 10-Q have been reviewed by KPMG LLP, independent certified public accountants, in accordance with established professional standards and procedures for such a review.

The report of KPMG LLP commenting upon their review follows.

INDEPENDENT AUDITORS’ REVIEW REPORT

The Board of Directors and Shareholders

Image Entertainment, Inc.:

We have reviewed the condensed consolidated balance sheet of Image Entertainment, Inc. and subsidiary as of December 31, 2003, and the related condensed consolidated statements of operations for the three and nine-month periods ended December 31, 2003 and 2002, and the statement of cash flows for the three and nine-month periods ended December 31, 2003 and 2002.  These condensed consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Image Entertainment, Inc. and subsidiary as of March 31, 2003, and the related consolidated statements of operations, shareholders’ equity and cash flows for the year then ended (not reported herein); and in our report dated June 13, 2003, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of March 31, 2003, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

The Company implemented Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, on April 1, 2002.

/s/ KPMG LLP

Los Angeles, California
February 6, 2004

PART II – OTHER INFORMATION

ITEM 1.     Legal Proceedings.

 From time to time, we may be involved in legal proceedings concerning matters arising in the ordinary course of our business.  We are not currently involved in any legal proceeding that we believe would have a material adverse effect on our business, financial condition or operating results.

ITEM 6.     Exhibits and Reports on Form 8-K.

(a)     Exhibits

10.1         Amendment No. 10, effective as of December 31, 2003, to Loan and Security Agreement, dated as of December 28, 1998, by and between Image and Wells Fargo Foothill, Inc. (formerly known as Foothill Capital Corporation).

15            Letter of KPMG LLP, Independent Certified Public Accountants, regarding Unaudited Financial Information.

31.1         Certification by the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2         Certification by the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1         Certification by the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2         Certification by the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)     Reports on Form 8-K

Current Report on Form 8-K filed November 13, 2003, relating to the second quarter earnings release.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMAGE ENTERTAINMENT, INC.

Date:	February 13, 2004	By:	/s/ MARTIN W. GREENWALD
Martin W. Greenwald
President and Chief Executive Officer

Date:	February 13, 2004	By:	/s/ JEFF M. FRAMER
Jeff M. Framer
Chief Financial Officer