Form 10-K
period 2004-03-31
IMAGE ENTERTAINMENT INC
filed 2004-06-29
CIK 216324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended March 31, 2004

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

At June 2, 2004, 18,268,073 shares of the registrant’s common stock were outstanding, and the aggregate market value of the common stock held by nonaffiliates of the registrant was approximately $35,055,000 (based on the $3.64 closing price on the NASDAQ National Market on such date), excluding shares of common stock held by the registrant’s directors, executive officers, 5% or more shareholders, and their affiliates.  Their holdings have been excluded in that such persons may be deemed affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

DOCUMENTS INCORPORATED BY REFERENCE

Part III – Portions of the registrant’s proxy statement for its 2004 Annual Meeting of Shareholders to be held on September 10, 2004, are incorporated by reference into Part III of this report.

IMAGE ENTERTAINMENT, INC.

Form 10-K Annual Report

For The Fiscal Year Ended March 31, 2004

PART I

ITEM 1.                                                     BUSINESS

OVERVIEW

We are a home entertainment company primarily engaged in the domestic acquisition and wholesale distribution of programming for release on DVD.  We acquire and exploit exclusive distribution rights to a diverse array of general and specialty programming, including music concerts, urban, youth culture/lifestyle, stand-up comedy, television and theatrical, foreign and silent films, in DVD, CD and other home entertainment formats.  We may also acquire related broadcast rights, including video-on-demand, broadband streaming, digital download, pay-per-view, in-flight, radio, satellite, cable and broadcast television, and we exploit and plan to exploit these rights as opportunities and technologies allow.  We acquire programming mainly by entering into exclusive licensing or distribution arrangements with producers and other content providers, which we often supplement by designing and producing additional content and value-added features, such as:

•                                          interactive menus;

•                                          audio commentaries;

•                                          packaging; and

•                                          marketing materials.

We also produce our own original entertainment programming, focused on DVD live performance music concerts and urban genre programming.  We will seek to co-produce live-action horror and animated titles through a “first-look” deal we entered into with Dark Horse Entertainment, Inc.  We license and distribute programming across many genres and in many formats, although we specialize in music-related and special interest DVD programming.  We strive to grow a stream of revenues by maintaining and building a library of titles that can be exploited in a variety of formats and distribution channels.  Our active catalogue currently contains over 2,600 exclusive DVD titles.

We were incorporated in Colorado as Key International Film Distributors, Inc. in April 1975, our present name was adopted in 1983, and we reincorporated in California in November 1989.  Our principal executive offices are located at 9333 Oso Avenue, Chatsworth, California 91311, telephone (818) 407-9100.  Beginning July 1, 2004, we plan to relocate our principal executive offices to 20525 Nordhoff Street, Suite 200, Chatsworth, California 91311, and expect to complete the relocation by the end of August 2004.  We maintain a Web site at www.image-entertainment.com.  The content of this site does not constitute a part of this report.

The following table sets forth the percentage of consolidated net revenues derived from the distribution of entertainment programming by format for our last three fiscal years.  The financial information presented excludes that of our wholly-owned subsidiary, DVDPlanet, Inc., whose assets we sold in September 2003.  See “Discontinued Operations” below.  The information does not represent our business segments, but rather shows net revenue trends by product category:

	Fiscal Years Ended March 31,
(in thousands)	2004		2003		2002

DVD	$70,859	83.5%	$76,142	87.6%	$66,675	87.6%
VHS	1,415	1.7	3,593	4.1	4,678	6.1
CD	5,591	6.6	2,947	3.4	1,500	2.0
Sublicense	5,607	6.6	2,101	2.4	1,719	2.2
Broadcast	544	0.6	1,724	2.0	1,347	1.8
Other	824	1.0	422	0.5	216	0.3
TOTAL	$84,840	100%	$86,929	100%	$76,135	100%

DISCONTINUED OPERATIONS

On September 23, 2003, we sold substantially all of the assets of our wholly-owned subsidiary DVDPlanet, Inc.  This marked our departure from the direct-to-consumer retail distribution business.  We incurred a loss of approximately $699,000 on the sale, and we expensed approximately $293,000 in severance-related compensation liability in connection with the sale.  Our accrued liability for severance-related compensation is $206,000 at March 31, 2004, which will be paid in equal monthly installments through December 2004.  DVDPlanet’s financial results have been classified separately as discontinued operations in our consolidated financial statements for all periods presented.

BUSINESS SEGMENTS

We currently have two business segments:

•                                          Domestic

•                                          International

Our domestic segment primarily consists of acquisition, production and distribution of exclusive DVD programming.  Our international segment includes international sublicensing and worldwide broadcast rights exploitation.

The following table presents consolidated net revenues, net of eliminations, by reportable business segment for the periods presented:

	Fiscal Years Ended March 31,
	2004	2003	% Change
Net revenues: (in thousands)
Domestic	$78,370	$77,484	1.1%
International	6,470	9,445	(31.5)
Consolidated	$84,840	$86,929	(2.4)%

Domestic

Most of the product we sell is in the DVD format.  According to industry estimates, there are currently more than 34,000 DVD titles available in the domestic market, of which approximately 2,600 are actively and exclusively licensed to (or exclusively distributed through) Image.  We have developed a specialty niche in distribution of exclusive music-related entertainment programming.  We are currently a leading independent supplier of DVD programming in the music, special interest, episodic television, urban and lifestyle genres.  The following chart reflects the number of cumulative titles we have released by type of programming, compared with the cumulative DVD software titles released by the industry (including discontinued titles) through the week of June 4, 2004.  The following chart does not intend to indicate Image’s market share of DVD revenues, only cumulative titles released.

Type of DVD Programming	Total Number of DVD Titles	Number of Image Titles	Image Percentage
Music	3,918	527	13%
Special Interest	5,751	453	8%
Theatrical Catalog (pre-1997)	7,311	380	5%
Foreign Language (including distributed lines)	2,691	320	12%
Television Programming	1,588	107	7%
Direct to DVD	5,236	320	6%
All Other	8,484	1,165	14%
Total Releases – Cumulative through 6/4/04	34,979	3,272	9%

Source:  DVD Release Report Revised 6/2/04

We believe that the value gained through the ability to entertain people at home for a reasonable price at convenient times, the opportunity to choose from a very broad selection of programming, the unique and compelling interactive experience of DVD menus, and the audio and video quality of the DVD format, will continue to make DVD a preferred, prepackaged software medium of home entertainment for millions of consumers.  Many DVDs also offer special features, enhancements and ancillary materials, such as special menu design, multiple audio tracks, behind-the-scenes footage, director commentaries, interviews and discographies, all of which we are able to develop in-house for our exclusive titles.  We also believe that the major studios’ promotion of DVDs for sale and rental has served to accelerate consumer awareness of and interest in the DVD format.

Exclusive Acquisition.  We generally acquire exclusive rights to our programming.  Our active catalog currently contains over 2,600 exclusive DVD titles, and we currently release an average of over 40 new exclusive DVD titles each month.  We typically acquire our exclusive titles from a wide range of content holders, including independent program suppliers, producers, music artists, record labels and artist management.  We produce, market and sell our exclusive programming according to exclusive license or distribution agreements.  We actively pursue and secure both domestic (i.e. U.S. and Canadian) and international rights to its exclusive titles.

In return for exclusive license rights, we pay royalties to our licensors.  Royalties are expressed as a percentage of our wholesale net revenues derived from program sales.  Typically, we pay royalty advances that are recouped against royalties earned on a title-by-title basis or, if “cross-collateralized,” against groups of licensed titles from the same licensor.  Our license agreements generally provide for a minimum distribution term of at least five years and often considerably longer.  Some license agreements contain provisions for an extension of the distribution term if we meet specified performance plateaus.

In return for exclusive distribution rights, we generally tender net wholesale revenues to program suppliers, which are expressed as a percentage of wholesale revenues, after subtracting our distribution fee and recouping costs allocated to the content owner, such as production, manufacturing, music publishing, and marketing fees.  In some cases, the net profit of a title is split (according to the contractual percentage) between Image and the program supplier.  In many such cases, advances on an exclusive distribution deal are paid and recouped by Image similar to an exclusive licensing arrangement.

Under our exclusive license and distribution arrangements, we often secure the right to distribute entertainment programming in a range of home entertainment formats, which may include all or any combination of DVD, VHS, CD, and other formats.  We also pursue and secure exclusive broadcast rights which include exploitation via broadcast television, cable, satellite, pay-per-view, video-on-demand, in-flight, radio and other broadcast media.  The rights we acquire may also encompass Internet streaming and digital downloading.  For a discussion regarding our exploitation of international wholesale, sublicensing and worldwide broadcast rights.  See “International” below.

While our core business remains the domestic acquisition and distribution of DVDs, we seek to secure and exploit the broadest possible grant of home entertainment programming rights.  As part of our strategic goal to secure the broadest possible range of rights for exclusive programming, we may finance all or part of the production of some of our entertainment programs.  The programs we produce are generally one-time, special event, live music concerts or urban genre programming, produced for the express purpose of exclusive exploitation by Image in all home entertainment and broadcast markets.  Through a “first-look” deal we entered into with Dark Horse Entertainment, we will seek to co-produce live-action horror and animated titles.  The rights we retain in connection with our self-financed productions generally cover, in perpetuity, all territories throughout the world and all now-known and hereafter-devised home entertainment formats, including video, broadcast, audio, in-flight, Internet streaming, digital downloading, direct response, sponsorship and bundling rights.

Because of our growing library of exclusive titles in a wide variety of genres, we believe that we are positioned to benefit from the market growth of the DVD format.  We intend to continue expansion of our exclusive DVD library throughout the coming year.

Nonexclusive Distribution.  We do not generally distribute nonexclusive programming.  However, as a requested service to seven of our largest domestic accounts (Alliance Entertainment, Best Buy, Borders, Musicland, Tower, Trans World and Virgin), we act as a supplier to these accounts for approximately six lines of smaller independent programming.

Additional Services.  We provide a variety of value-added services relative to our licensed programs and many of our exclusively distributed programs, including: creation of packaging, DVD authoring and compression, menu design, video master quality control, manufacturing, marketing, sales, music clearance, warehousing, distribution, and, for some titles, the addition of enhancements such as multiple audio tracks, commentaries, foreign language tracks, and other ancillary materials (behind-the-scenes footage, interviews, discographies).  All of these services are typically performed in-house, with the exception of some music clearance, disc manufacturing and tape replication, package printing and packaging of the finished product, which are performed by third party vendors.

Manufacturing.  Typically, a program supplier delivers a title master and artwork to us, and our in-house post-production facility creates a submaster with specifications for the necessary format and on-screen menus for each title.  Our in-house authoring and compression team then typically performs the work necessary to prepare a DVD master for manufacturing.  Occasionally, because of the large volume of our exclusive releases, we may use an outside facility to perform such services.  Our in-house creative services department, staffed with graphic designers, copywriters and proofreaders, creates original and innovative packaging fundamental to the marketing success of our product.  Deluxe Media Services, Inc., formerly Ritek Global Media, manufactures and packages our domestic DVD programming.  We use two other vendors for CD manufacturing, L&M Optical West and Sony DADC Global.

Marketing.  Our in-house marketing department directs marketing efforts toward consumers, audio and video software retailers, and hardware retailers.  Our marketing efforts involve point-of-sale advertising, print advertising in trade and consumer publications, national television and radio advertising campaigns, direct response campaigns, dealer incentive programs, trade show exhibits and bulletins featuring new releases and catalogue promotions.  We have also instituted account-specific marketing programs where we work directly with retailers to optimize and customize print advertising and other advertising programs to promote our exclusive product.  The creation of specialized in-store displays and celebrity appearances are other examples of account-specific marketing programs.  We also implement Internet promotional activities that include product tie-ins, sweepstakes, and giveaways associated with online retail customers, and the creation of genre-specific “boutiques” within direct-to-consumer Web sites.

We spent approximately $2,445,000, or 2.9% of net revenues, for product promotion, advertising in trade and consumer publications in fiscal 2004, almost entirely for domestic wholesale distribution, and approximately $1,530,000, or 1.8% of net revenues, for product promotion and advertising in trade and consumer publications in fiscal 2003.  Additionally, our market development expenditures for account-specific and other marketing programs were approximately $2,437,000 and $1,886,000, or 2.8% and 2.1% of net revenues before reduction for such market development funds, for fiscal 2004 and 2003, respectively.

We maintain a Web site at www.image-entertainment.com to help promote Image and our products.  The Web site includes press releases, information regarding our exclusive titles, and information of general interest to the home entertainment consumer.

Customers.  We sell our product to retailers (including Internet retailers), distributors and via alternative distribution (including direct-to-consumer print catalogues, direct response campaigns and other non-traditional sales channels).  Domestic delivery of our product is typically effected through our warehouse and distribution facility in Las Vegas, Nevada.

We sell directly to many large and small retailers.  Some of our key sell-through customers include AEC One Stop, Amazon.com, Best Buy, Borders, Columbia House, Ingram Entertainment, The Musicland Group, Tower Records & Video, Trans World Entertainment, VidCanada and Wal-Mart.  In addition, we sell to rental-retail hybrid customers Blockbuster Video, Hollywood Video, Movie Gallery and online rental-only customer Netflix.  Over the last several years, many of our sell-through and rental-retail customers have helped grow our audio revenues by purchasing audio CDs in addition to home video product.  Our special markets division is designed to take advantage of our large and diverse catalog and specifically targets niche sales opportunities.  Special markets’ retailers to whom we have sold product include Barjan, Crutchfield Corporation, Doubleday, the Gene Autry Museum, Guitar Center, Hot Topic, KSG Distribution, the Lucy/Desi Museum, the Metropolitan Opera Guild, and Surf Video Network.  On a consolidated basis, Best Buy and AEC One Stop accounted for 16.5% and 12.0%, respectively, of fiscal 2004 net revenues.  Best Buy and The Musicland Group (which was owned by Best Buy through June 16, 2003) accounted for 21.1% and 19.1% of fiscal 2003 and fiscal 2002 net revenues, respectively.  No other customers accounted for net revenues individually in excess of 10% of our total net revenues for fiscal 2004, 2003 and 2002.

We allow retail customers to return a portion of their inventory on a quarterly basis.  We reserve for estimated returns at the time the sale is recognized, based in part upon our historical returns experience and knowledge of specific product movement within distribution channels.  Stock returns, other than for defective product, amounted to approximately 19.3% of net revenues in fiscal 2004, approximately 15.5% of net revenues in fiscal 2003, and approximately 12.5% of net revenues in fiscal 2002.  Returns of defective product have been minimal and are generally covered by manufacturers’ warranties.

As of June 17, 2004, we had approximately $5.3 million of backlog orders (71% from DVD product) from domestic wholesale customers compared with approximately $4.0 million of backlog orders (96% from DVD product) as of June 11, 2003.  We expect to fill 100% of the backlog orders, less any cancelled orders, this fiscal year.

International

International Sublicensing.  We have an exclusive sublicense agreement for our video programming (primarily music-related DVDs) with BMG Music International Service, GmbH for Europe, the Middle East (excluding Israel and Turkey) and Africa, and an exclusive subdistribution agreement with BMG Entertainment Mexico, S.A. for Mexico and Central America.  The sublicense agreement contains terms and conditions similar to those governing our underlying rights agreements.  BMG pays a royalty on wholesale revenues it generates, and is responsible for all sales (including taxes), marketing, publishing, manufacturing (except for Mexico and Central America, where we provide finished goods) and distribution of our programming in the territories.  For distribution to a large portion of the rest of the world, we have similar sublicenses with other third parties.

Worldwide Broadcast.  Buyers of our standard and high-definition broadcast rights are typically cable, pay-per-view, video-on-demand or satellite broadcasters, and sometimes terrestrial (free) television or in-flight broadcasters.  Under a typical broadcast license we receive payment of a one-time, fixed, non-refundable fee for a multi-year exploitation term and in many instances for a specified number of airings.  With respect to pay-per-view and video-on-demand, we typically receive a non-refundable advance against royalties that are based on a percentage of customer buys.  Our obligations under broadcast licensing are usually only to provide a broadcast master of the program and to ensure that all music synchronization rights are secured.

We have an exclusive sales agency agreement with London-based NBD Television LTD for worldwide broadcast television sublicenses of the majority of the current catalogue of programming for which we hold broadcast rights (in excess of 200 programs) as well as our new release acquisitions which feature broadcast rights.  NBD represents us for conventional television broadcast sales (whether standard or high-definition), including cable, pay-per-view, video-on-demand, satellite television, and sales to non-theatrical venues.  Internet rights (video-on-demand via the Internet, digital downloading and streaming) are excluded from the NBD agreement.  Programs that were sublicensed to third parties for broadcast prior to January 2003 will be handled by NBD upon the expiration of the existing licenses.

COST STRUCTURE

Our most significant costs and cash expenditures relate to acquiring content for exclusive distribution and, more recently, the funding of content production or co-production for exclusive distribution.  Agreements to acquire programming typically come in the form of either an exclusive license agreement, where we pay royalties for the exclusive distribution rights, or an exclusive distribution agreement, where we generally receive distribution fees and pay net profits after recoupment of our upfront costs.  We generally base our offers of upfront royalties or (for distribution agreements) net profit payments on the expected success of a title’s performance at retail, actual cost of the production, and competition for the title’s exclusive distribution rights.

Under a typical exclusive license agreement, we pay, in advance, royalties which normally become due to the content supplier upon the sale of DVD, CD or VHS units of the program to our retail customers.  Royalties are contractually expressed as a percentage of net revenues.  Upon our recoupment of the advance, we pay the content supplier royalty overages at the same rate.  If we do not recoup our initial advance by the end of the agreement’s term, the content supplier receives no additional royalties but is not typically liable for reimbursement of our unrecouped advance.  Royalty advances may be used by the content supplier to actually produce the content in cases where the content has not yet been created.  Under these exclusive license agreements, we are responsible for manufacturing, packaging, music publishing (in the case of music DVDs and CDs), menu production, authoring and compression, package design and layout, selling, marketing and distribution expenses.

Under a typical exclusive distribution agreement, we may pay upfront fees, which are expressed as advances against future net profits, or we may pay for the cost of the content’s production in advance.  Our net profits for these deals are usually the profits remaining after we recoup our incurred costs and additional costs such as the cost of the content’s production.  We may receive a distribution fee from the revenues we generate from distribution of the programming and may also split net profits according to contractual percentages.  If net profits are not achieved, the content supplier receives only the production costs or distribution fees advanced.  We recoup all of our incurred costs before any net profit disbursement is made to the content supplier.

In addition to advances, upfront fees and production costs, the other significant costs we incur are for

•                  DVD and CD replication

•                  Packaging

•                  Music publishing

•                  Advertising, and market development funds provided retail customers

•                  Domestic shipping costs from self-distribution of exclusive programming

•                  Personnel costs

Our financial focus is on achieving long-term, sustainable growth and profitability.  We also seek to improve our cash flow position in order to continue licensing (or entering into exclusive distribution agreements for) high quality DVD and other entertainment programming and funding operations.

COMPETITION

We continue to face increasing competition from major motion picture studios, independent DVD suppliers and other home entertainment providers for programming, retailer “open to buy” dollars (which are the purchasing budgets that retailers allocate to purchase new release or catalogue programming) and limited retail shelf space as new DVD releases often exceed 250 titles a week.

Competition for Programming

We face increasing competition in securing exclusive license and distribution rights, from other independent distribution companies as well as major motion picture studios and music labels.  As retail shelf space for home video formats increases, more and more companies view DVD licensing and distribution as an attractive business.  Many, including Navarre Corporation, Lions Gate and several of the major studios, are launching or expanding efforts in the DVD licensing market, sometimes in the form of direct-to-video motion pictures.  Because the home video rights to most newly released and catalogue motion pictures are already owned by the major studios, the market for high-profile DVD programming is limited.  Moreover, the market for available, high-profile music DVD programming is also limited as major record labels continue to increase the number of music titles released on DVD through their own labels.

In light of the increase in demand and limitation in supply, obtaining quality DVD programming at reasonable prices is more challenging.  Our internal analyses and procedures, which are designed with the goal of timely recoupment, limit the up-front advances against future royalties or (for distribution agreements) net profit payments we are willing to pay to secure distribution rights.  Accordingly, we may not be able to remain competitive against advance offers from competitors with greater financial resources or who are willing to pay larger advances.  This challenge is compounded when competitors who lack broad expertise in the field of DVD licensing occasionally offer advances or other terms for programming which we believe to be unrealistic.  Although such unrealistic offers might have adverse effects on these competitors’ businesses in the medium- and long- term, the short-term effect appears to be an artificial inflation in valuations, which effectively decreases the availability of quality programming.

We believe that we will continue to compete successfully in obtaining exclusive rights to home entertainment programming.  This is due in large part to our ability to offer an array of other assets to our program suppliers, including:

•                                          the high quality of expertise and the service our employees provide;

•                                          our superior, long-standing reputation within the home entertainment industry;

•                                          our notable ability to obtain and sustain ongoing relationships with valuable suppliers of entertainment programming;

•                                          the quality of our finished product;

•                                          our wide-ranging in-house services; and

•                                          our direct and long-standing relationships with traditional and online retailers of entertainment programming.

Competition for Retailer Open to Buy Dollars

With respect to our ability to sell our exclusive product to retailers, our foremost competition is from the major motion picture studios (Columbia Tri-Star, Disney, Dreamworks, Fox, MGM, Paramount, Universal and Warner), the “mini-majors” (Lions Gate (which recently purchased Artisan), Miramax and New Line), major music labels (BMG, Sony, Universal and Warner Music Group) and other independent suppliers with sales models and structures similar to ours.

We compete with these other program suppliers for limited open to buy dollars allocated by retailers to purchase new release or catalogue programming.  Open to buy dollars are becoming more scarce for independents like Image, since such dollars are often devoted to high-profile new releases from major studios, particularly during the holiday season.  Reduced wholesale DVD pricing instituted by the major studios and labels, coupled with their ongoing catalogue campaigns, has also increased competition for open to buy dollars.

Most studios and labels are subsidiaries of much larger media conglomerates that have a great deal of financial resources.  As an independent program supplier, however, we can offer our licensors unique and specialized products, as well as highly focused marketing campaigns, for titles that may otherwise be deemed too small by the major studios, or neglected by a corporate conglomerate.  We believe that our status as a worldwide, independent program supplier capable of exploiting content in all home entertainment and broadcast formats effectively makes us a “one-stop” provider of entertainment rights exploitation, which is often attractive to potential licensors.

Competition for Retail Shelf Space

Our exclusive programming competes for a finite amount of shelf space against a growing supply of entertainment programming.  We believe this competition can be especially challenging for independent labels like us, because the new DVD releases of major studios often have extremely high visibility and sales velocity in the millions of units, which typically require more shelf space to support.  In light of the impact of major studio releases, our expenses with respect to providing market development funds and cooperative advertising dollars to our retail customers for items such as in-store displays and store circulars continue to increase, even as the availability of these opportunities continues to decrease.  This selling of shelf real estate, whether real or virtual, is becoming more expensive as the total number of DVD releases continues to grow.  With the exception of our more popular new titles and top-selling catalogue, it can be a challenge to obtain the product placement necessary to maximize sales, particularly among the limited number of major retailers that are our core customers.

Retailers are increasingly looking for studios and independents to pay to secure display and shelf space within their stores.  Even some successful Internet retailers now require paid participation in these types of programs in order to ensure visibility and positioning on their Web sites.  Some of these programs can cost as much as 6% of a retailer’s total order, although we may also realize significant advertising and marketing benefits from such programs, especially if they grant competitive benefits over other studios and independents that are unable or unwilling to pay.  One example of such a program in which we are participating is the “vendor alliance program” of Best Buy, our largest customer.  As competition in our industry continues to increase, we expect that more retailers will adopt these types of programs, which would result in decreased gross margins.

Increasing Competition

As the DVD industry matures, with penetration of U.S. television households having exceeded 50%, and new space being allocated for DVD programming, the competition level will continue to rise.  The major studios remain consistent and prolific in their ability to bring new theatrical programming to retailers.  They have large libraries of classic programming to release on DVD.  New independent suppliers are continually emerging, further adding to the competition.  The additional promotional opportunities and open to buy dollars may be severely compromised by the new major theatrical programming, new independent suppliers and the vast catalogue libraries from the major studios.

INDUSTRY TRENDS

According to Video Store Magazine market research of consumer buying patterns (April 25-May 1, 2004), total video sales (DVD and VHS) were $14 billion in calendar 2003, a 15.8% increase from the prior year.  While domestic sales of VHS titles declined over 35% to $2.2 billion in 2003, domestic sales of DVD jumped over 35% to $11.8 billion and represented about 84% of the $14 billion that consumers spent buying video.  Consumers spent $24.7 billion buying as well as renting videos in 2003, primarily as a result of the surge in popularity of DVD, and many retailers are scaling back their shelf space allotted to VHS in favor of more DVD.  According to the Digital Entertainment Group, a not-for-profit marketing group comprised of consumer electronics and home entertainment companies (of which we are a member), consumers bought over 33 million DVD players in 2003, an over 34% increase over 2002.  Also according to the Digital Entertainment Group, by the end of 2003, DVD household penetration passed the 50% mark, with the number of U.S. homes with a DVD player increasing to 57 million, and with more than 20 million of those homes boasting two or more DVD players.

The overall economic climate and the uncertainty surrounding some retailers’ efforts to reorganize or restructure their businesses may lead to an increased risk of customer bankruptcy within the DVD retail space as well as an increased percentage of product returns to Image.  In particular, DVD retailers who also specialize in CD sales are becoming increasingly vulnerable to mounting pressure from warehouse-style and online discounters, who now routinely offer CDs for sale, and from illegal downloading of music from the Internet and other CD piracy.  Many CD retailers have tried to reduce the impact of these downward pressures by also selling DVDs, video games and other merchandise.  Nevertheless, the aforementioned reorganizations and restructurings, as well as a significant number of store closures among CD retailers, appear to support an industry trend toward consolidations and reductions within the retail space, including retail space dedicated to DVD.

The consumer DVD buying pattern is rapidly shifting from the catalogue programming-focused early adopter to more of a mass market consumer driven by high-profile, big-budget theatrical films.  Both major studio and independent DVD suppliers now see that the primary drivers of revenues are new releases, which generate both retail and consumer interest and also help drive the sale of catalogue programming.  We have a diverse catalogue of programming, and according to DVD Release Report Revised 6/2/04, Image is the top source for music on DVD with 527 titles released, and the top source for special interest programming on DVD with 453 titles released.  We typically add an average of over 40 DVD titles per month to our current catalogue of over 2,600 active DVD titles.  Sales of our catalogue programming are affected by the strength of our new releases, the availability of retail shelf space and retailer open to buy dollars.  With major studio DVD suppliers releasing both their hit new releases as well as their deep catalogue of programming, the competition for available retail shelf space is increasingly challenging.

TRADEMARKS

We have obtained federal registrations of the trademarks “Image” and “Image Entertainment,” and have a pending application for the trademark “Image Music Group.”  It is our policy to protect and defend our trademark rights in all applicable classes of goods and services.

EMPLOYEES

As of June 5, 2004, we had 179 full-time employees and two part-time employees.  Approximately 12 of our employees, including all of our executive officers and most of our other officers, are currently covered by employment agreements, with the remainder being at-will employees.

AVAILABLE INFORMATION

The address of our Internet Web site is www.image-entertainment.com.

FACTORS THAT MAY AFFECT FUTURE RESULTS

You should carefully consider and evaluate all of the information in this report, including the risk factors listed below.  If any of these risks occur, our business, results of operations and financial condition could be harmed, the price of our common stock could decline, and future events and circumstances could differ significantly from those anticipated in the forward-looking statements contained in this report.

Risks Relating to Our Business.

Inventory Obsolescence Poses a Significant Risk to Us.  We maintain a substantial investment in product inventory, and if we overestimate the demand for a particular title, we may retain significant quantities of that title in our warehouse.  Retained inventory occupies valuable storage space and may become obsolete as our distribution term for the title expires.  Although we may sell such inventory at a steeply discounted price toward the end of the distribution term in order to recoup our manufacturing, storage and other costs, there is no guarantee that a market will exist for a given title, even at the steeply discounted price.  Additionally, our license and/or distribution agreements sometimes contain terms, such as minimum royalties per unit and music publishing fees, which effectively prevent us from steeply discounting the price on some titles.

If We Do Not Effectively Implement Our Transition to Oracle, Our Business May Be Adversely Affected.  Efficient processing of our customer orders, purchase orders, credits, royalty payments, and other accounting and administrative functions is critically important to our business.  The transition from our aging, legacy Qantel applications system to a much more powerful suite of applications from Oracle is expected to provide significant long-term benefits to efficiency.  Nevertheless, the implementation of Oracle has been a time-consuming, lengthy and expensive process that has experienced numerous problems.  Although we have resolved these problems as they have arisen, there is no guarantee that we will be able to resolve future problems with the speed and thoroughness we might desire.  Failure or delay in transitioning to Oracle would likely result in a material adverse effect upon our business.

If We Do Not Effectively Implement the Relocation of Our Corporate Headquarters, Our Business May Be Adversely Affected.  The relocation of our corporate headquarters will affect every one of our departments except for our warehouse and  distribution facility in Las Vegas, Nevada.  Although we have planned extensively for the relocation, there is no guarantee that we will be able to accomplish it without delay or significant difficulty.  Failure or delay in relocating our corporate headquarters would likely result in a material adverse effect upon our business.

We May Not Receive Lender Covenant Violation Waivers in the Future.  Losses in prior periods caused us not to be in compliance with our lender’s financial covenants.  Although we have amended our covenants on a go-forward basis as of December 31, 2003, and as of March 31, 2004, to be more favorable to us, we cannot provide assurances that we will continue to be in compliance with the covenants, as amended.  Although we have always received waivers of noncompliance in the past, we cannot provide assurances that we will receive waivers of any future violations.  Should we not receive a waiver, we would be in default, which would trigger cross-defaults under other debt agreements.  This would have a material adverse affect on our financial condition and our ability to operate our business effectively.

We Have a High Concentration of Sales to Relatively Few Customers.  Best Buy and AEC One Stop together accounted for approximately 28% of our net revenues for the year ended March 31, 2004.  Additionally, five customers (including the previously mentioned customers) accounted for over 50% of our fiscal 2004 net revenues.  Any combination of these customers filing for bankruptcy or significantly reducing their purchases of our programming could have a material adverse effect on our financial condition, results of operations and liquidity.  We are not an exclusive supplier to any of our customers, and there is no guarantee that we will continue recognizing significant revenue from sales to any particular customer.  If we are unable to maintain the sale of our products at their current levels to any or all of these three customers, and are unable to find other customers to replace these sales, there would be an adverse impact on our revenues and future profitability.

We Face Risks Associated with Deluxe’s Performance Under Our Manufacturing Services Agreement.  We currently source substantially all of our DVD replication from Deluxe.  Any failure of Deluxe to manufacture and deliver our product in a timely manner and with the same consistent quantity and quality that we and our customers have come to expect may adversely affect our revenues and profits.  Additionally, although we believe we have the ability to shift our product manufacturing from Deluxe to another facility should the need arise, we may be adversely affected by the period of time that we would need to direct manufacturing duties to another company.

We Face Risks in Distributing Our Programming Internationally.  We distribute our programming internationally and derive an increasing percentage of our revenues from sales activity outside the United States.  As a result, our business may be subject to various risks inherent in international trade, many of which are beyond our control.  Risks faced in distributing our programming internationally include:  cancellation or renegotiation of contracts, changes in laws and policies affecting international trade (including taxes), credit risk, fluctuating foreign exchange rates and controls, civil strife, acts of war, guerilla activities, insurrection, terrorism, changing retailer and consumer tastes and preferences with regard to our programming, differing degrees of protection of our intellectual property, cultural barriers, and potential instability of foreign economies and governments.

The Majority of International Revenues Are Generated By One Sublicensee.  Revenues generated from international distribution are primarily from the manufacturing, marketing and distribution efforts of BMG.  Should BMG default on its sublicense agreement with us or fail to successfully perform, an important part of our business strategy, financial condition, results of operations and cash flows would be negatively impacted.

We Have Direct and Indirect Foreign Currency Exchange Risk.  Although our BMG sublicense agreement is U.S. Dollar denominated, with BMG reporting to us and paying us in U.S. Dollars, the underlying BMG sales transactions are in Euros.  The Euro is currently 120% of the U.S. Dollar.  Should the U.S. Dollar strengthen compared to the Euro, BMG’s reported royalties to us on a title-by-title basis and in the aggregate would decline (assuming consistent unit sales) and thus reduce our revenues recognized.

We Have an Accumulated Deficit and May Incur Additional Losses.  Over the last two fiscal years we have not been able to sustain consistent profitability.  Our accumulated deficit at March 31, 2004, was $14,581,000.  While we have made changes to our business that we hope will successfully lead to consistent profitability, we may incur losses again in the future.

If We Cannot Maintain Relationships with Our Program Suppliers and Vendors, Our Business May Be Adversely Affected.  We receive a significant amount of our revenue from the distribution of those DVDs for which we already have exclusive agreements with program suppliers.  We can give no assurances, however, that titles in production which have been financed by Image will be delivered as agreed or accepted by the consumer.  We also cannot be sure that we will be able to renew these exclusive rights as existing agreements with program suppliers expire.  We also cannot assure you that our current program suppliers will continue to support the DVD format in accordance with our exclusive agreements, that our current program suppliers will continue to license titles to us on the current terms or on terms favorable to us, or that we will be able to establish new supplier relationships to ensure acquisition of exclusive titles in a timely and efficient manner.

We May Need Additional Funding to Continue Acquiring Desirable Programming.  Availability of working capital is a substantial factor in the Company’s ability to license new programming.  Therefore, maximizing available working capital is critical to Image’s business operations.  At March 31, 2004, the Company had $10,218,000 outstanding under its $17.0 million revolving credit facility with Foothill bearing interest at the “floor” interest rate of 5.75%.  The Company had no borrowings outstanding under its $1.0 million capital expenditure term loan facility with Foothill.  The Company had borrowing availability of $6,245,000 under the revolving credit facility and $1,000,000 under the term loan facility.  We may need to raise additional funds to acquire the rights to programming we find desirable.  Should additional funds be raised through the issuance of equity or convertible debt securities, the percentage ownership of our existing stockholders may be reduced.  If adequate funds are not available or unavailable on acceptable terms, we may find we are unable to fund expansion, continue offering products and services, take advantage of acquisition opportunities, develop or enhance services or products, and/or respond to competitive pressures in the industry.

If Music Entertainment Programming Cannot Continue to Compete Successfully in the Home Entertainment Industry, Our Business May Be Adversely Affected.  Although we have made efforts to diversify our exclusive programming, approximately 22% of our revenue generated in fiscal 2004 was derived from sales of exclusively licensed and distributed music DVD entertainment programming.  We cannot assure you that the music industry in general will continue to prosper or that music entertainment programming will continue to compete successfully against other home entertainment programming.  If music programming cannot compete successfully in the home entertainment market, our business may be adversely affected.

The Full Exploitation of Our Rights Requires Us to Conduct Business in Areas Where Our Expertise Is Limited.  In order to fully exploit some of the rights we have acquired, we are required to conduct business in sectors (e.g. audio, Internet, rental, broadcast, video-on-demand, in-flight, satellite) where we are not as experienced as we are in the DVD and home video sectors.  Accordingly, when exploiting such sectors in which we are less experienced, we may realize a greater proportion of costs, or we may not realize as much of a proportion of revenue, as we would in the DVD and home video sectors.

If We Do Not Effectively Implement Our Sales and Marketing Efforts, Our Profitability May Suffer.  We have increased our internal sales staff in order to enhance our sales efforts.  We cannot assure you that our sales team can successfully compete against the more extensive and well-funded sales operations of our current and future competitors, however.

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

If We Do Not Successfully Optimize and Operate Our Warehouse and Distribution Facility, Our Business Could Be Harmed.  Domestic wholesale distribution of our exclusive programming is fulfilled from a single warehouse and distribution facility in Las Vegas, Nevada.  If we are unable to operate this facility for any reason, it could significantly limit our ability to meet customer demand.  Because it is difficult to predict sales increases or declines, we may not manage our facility in an optimal way, which may result in excess inventory, warehousing and distribution dilemmas.  Our failure to properly handle inventory could result in unexpected costs, delays and harm to our business and reputation.

Risks Relating to Our Industry.

We May Not Be Able to Keep Pace with Technological Advances.  The entertainment industry in general, and the music and motion picture industries in particular, are continuing to undergo significant changes, primarily due to technological developments.  As an independent distributor, we believe we have a superior ability to adapt to changing formats and distribution methods, as we did when shifting our focus from laserdiscs to DVDs, and that our high quality customer service and loyal customer base will continue to purchase programming from us through new distribution methods.  However, because of the rapid growth of technology, shifting consumer tastes and the popularity and availability of other forms of entertainment, it is impossible to predict the overall effect these factors could have on potential revenue from, and profitability of, distributing entertainment programming.  It is also impossible to predict the overall effect these factors could have on our ability to compete effectively in a changing market.

Illegal Piracy May Reduce Our Revenues.  The music industry is currently facing a major challenge in the form of illegal piracy resulting from Internet downloading and/or CD recorders.  This piracy has negatively affected industry revenues and profits.  Although we currently derive only 6.6% of our revenues from audio CDs, we expect that our proportional revenues in this sector will increase.  Additionally, DVD recorders are gradually gaining greater market penetration, with DVD recorder shipments increasing more than 200% in 2003, and more than 50 million DVD recorders expected to ship in 2007, according to In-Stat/MDR as reported in Video Store Magazine (February 22-28, 2004).  As DVD recorders and high-speed Internet connections become more popular, and the storage capacity of personal computers increases, we may face greater piracy concerns with respect to our core DVD business.

Returns Pose a Significant Risk to Us.  As with many other companies in this industry, we experience a relatively high level of product returns as a percentage of our revenues.  Although our past experience indicates that our allowances for sales returns are adequate to cover potential returns, there can be no assurance that these reserves will be adequate in the future, in the case of consolidation within the home video retail marketplace which, when it occurs, tends to result in inventory consolidation and increased returns.

Our Success Depends on the Unpredictable Commercial Success of Our Programming.  Operating in the entertainment industry involves a substantial degree of risk.  Each music performance, feature film or other programming title is an individual artistic work, and unpredictable audience reactions primarily determine commercial success.  The commercial success of a title also depends upon the quality and acceptance of other competing programs or titles released into the marketplace, critical reviews, the availability of alternative forms of entertainment and leisure activities, general economic conditions and other tangible and intangible factors, all of which are subject to change and cannot be predicted with certainty.  Our success will depend in part on the popularity of our programming which, in turn, depends on our ability to gauge and predict expected popularity.  Even if a film achieves success during its theatrical release, the popularity of a particular program and its ratings may diminish over time, which may have a material adverse affect on our business, results of operations or financial condition.  Timing and timeliness are sometimes also relevant to a program’s success, especially when the program concerns a recent event or historically relevant material (e.g. an anniversary of a historical event which focuses media attention on the event and accordingly spurs interest in related programming).

Others’ Failure to Promote Our Programming May Adversely Affect Our Business.  Decisions regarding the timing of release and promotional support of programming which we license and distribute are important in determining the success of a particular music concert, feature film or related product.  We may not control the manner in which a particular artist, film or related product is marketed and promoted, and we may not be able to fully control our corresponding home video or CD release.  Although artists, record companies, studios and producers have a financial interest in the success of any such concerts or films distributed by Image, any marketing or promotional decision or restriction by such persons may negatively affect the success of our titles.  Additionally, the availability of retailer programs relating to product placement, co-op advertising and market development funds, and our ability and willingness to pay for such programs, are also important with respect to promoting our programming.

If DVD Cannot Compete Successfully with Other Formats of Home Entertainment, Our Revenues May Be Negatively Impacted.  The DVD format competes with other formats of in-home entertainment, such as network, syndicated, cable and pay-per-view television and home satellite systems.  The DVD format also competes with new and emerging technologies in the entertainment industry, such as entertainment programming on the Internet, video-on-demand, high-definition television, digital videotape and optical discs with greater storage capacity.  While we are actively seeking to exploit these alternate home entertainment formats and emerging content delivery technologies, they nevertheless could negatively impact the overall market for our DVD sales, especially if we are unable to continue to adapt and exploit the development and advancement of such technology.

DVD Sales May Not Sustain the Same Level of Growth.  We believe that consumer interest in the DVD format is due partly to interest in building the consumer’s personal DVD library of desired entertainment programming.  Although Image’s exclusive titles have generally shown stable sales over extended periods, as consumers build their DVD libraries, or with the introduction of new home entertainment formats, DVD sales may decline and adversely affect our operations.

Decreasing Retail Prices for DVDs May Negatively Impact Our Revenues.  The home entertainment programming market in which we compete is rapidly evolving and intensely competitive.  Many of our competitors, including major studios, are increasingly offering programming, particularly DVD programming, at lower prices.  They may be able to produce or secure programming on more favorable terms and may be able to adopt more aggressive pricing policies than we are able to do.  While we strive to improve our operating efficiencies and leverage our fixed costs so that we can afford to pass along these savings to our customers in the form of lower prices, the industry trend of lowering prices may, over time, lead to higher levels of competition and, therefore, lost sales, decreased profit margins or decreased overall revenues.

Occurrence of Events for Which We Are Not Insured May Adversely Affect Our Business.  We maintain insurance to protect ourselves against various risks related to our operations.  This insurance is maintained in types and amounts that we believe to be reasonable depending upon the circumstances surrounding each identified risk.  However, we may elect to limit coverage or not to carry insurance for some risks because of the high premiums (or rates) associated with insuring those risks or for various other reasons.  For example, we do not currently carry earthquake insurance in light of the steep increase in premiums in Southern California after the Northridge earthquake on January 17, 1994.  Occurrence of events for which we are not insured may affect our cash flows and overall profitability.

If We Cannot Continue to Secure DVD License and Distribution Rights, Our Business May Be Materially Adversely Affected.  We cannot assure you that we will be able to continue to secure DVD and other license and distribution rights on terms acceptable to us.  See “Competition” above.  Major motion picture studios have not granted, nor are they expected to grant, exclusive DVD licenses to us for new releases and popular catalogue titles.  Instead, the major motion picture studios will most likely continue to sell DVD programming directly to retailers.  We expect to continue to license exclusive DVD and other home entertainment format programming, but we cannot assure you that we can remain competitive against licensing entities with greater financial resources or that independent program suppliers will not distribute their programming themselves.  In addition, our success will continue to be dependent upon our ability to identify and secure rights to exclusive programming that appeals to consumers.

We May Not Possess Satisfactory Rights in Our Properties.  Although we require satisfactory chain of title information to our exclusively licensed properties, the risk exists that some programs may have a defective chain of title.  The validity and ownership of rights to some titles can be uncertain and may be contested by third parties.

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

•                                          the level of retailer open to buy dollars;

•                                          the extension, termination or non-renewal of existing license and distribution rights; and

•                                          general economic changes affecting the buying habits of our customers, particularly those changes affecting consumer demand for home entertainment hardware and software.

Protecting and Defending against Intellectual Property Claims May Have a Material Adverse Effect on Our Business.  Our ability to compete in the home entertainment industry depends, in part, upon successful protection of our proprietary and intellectual property.  We protect our property rights to our productions through available copyright and trademark laws and licensing and distribution arrangements with reputable international companies in specific territories and media for limited durations.  Despite these precautions, existing copyright and trademark laws afford only limited practical protection in some jurisdictions.  In some jurisdictions of our distribution, there are no copyright and/or trademark protections available.  As a result, it may be possible for unauthorized third parties to copy and distribute our productions or portions or applications of our intended productions.

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

Risks Relating to Our Stock.

Our Stock Price May Be Subject to Substantial Volatility, and You May Lose All or a Substantial Part of Your Investment.  Our common stock is traded on the Nasdaq National Market.  There is a limited public float, and trading volume historically has been limited and sporadic.  As a result, the current price for our common stock is not necessarily a reliable indicator of our fair market value.  The price at which our common stock will trade may be highly volatile and may fluctuate as a result of a number of factors, including, without limitation, the number of shares available for sale in the market, quarterly variations in our operating results, and actual or anticipated announcements of new releases by us or competitors, the gain or loss of significant customers, changes in the estimates of our operating performance, market conditions in our industry and the economy as a whole.

ITEM 2.                                                     PROPERTIES

Our headquarters are currently located in Chatsworth, California and consist of two adjacent buildings at 9333 Oso Avenue and 9349 Oso Avenue (containing 30,080 and 15,440 square feet, respectively) that are leased from the same landlord.  These leases were initially scheduled to terminate in April 2004, but were extended through July 2004 and August 2004, respectively.  The monthly rent for these buildings is $0.70 per square foot on a triple-net basis, or approximately $19,000 for the larger building and $12,000 for the smaller building.  On a gross basis, however, the rent for the buildings has ranged from approximately $1.18 to $.94 per square foot, or approximately $54,000 to $43,000 per month over the prior two fiscal years.

On January 7, 2004, we entered into a new corporate office lease to relocate our two existing corporate office facilities to a new office facility in Chatsworth.  The new facility consists of approximately 62,000 square feet and is located on one floor of a multi-tenant building.  The monthly rent is $1.23 per square foot (on a gross basis), or approximately $76,000 per month, and increases approximately 3% annually.  Accordingly, our cash outlay will initially increase by approximately $33,000 per month above current costs, including rent for the increased square footage, utilities, insurance, taxes, building and common area maintenance.  The new office lease has an initial 10-year term with two five-year options.  The lease will start upon completion of the landlord’s approximately $1.5 million in tenant improvements, currently expected to be July 1, 2004.  The tenant improvement expenses are being borne entirely by the landlord, except for a potential $75,000 charge which is currently under discussion.

We lease our 76,000 square foot warehouse and distribution facility located in Las Vegas, Nevada.  The monthly rent is approximately $39,000 (subject to annual adjustment based on increases in the consumer price index) and the lease will terminate on November 4, 2012.  In addition, we lease approximately 4.07 acres of adjacent vacant land in the event we need to expand our current warehouse and distribution facility.  The monthly rent is approximately $9,000 and the lease will terminate on November 4, 2007.  Beginning in January 2004, we leased an additional 10,000 square foot warehouse storage space in Las Vegas, Nevada for a monthly rent of approximately $5,000 for a term of two years.

DVDPlanet leased approximately 8,500 square feet of retail space in Huntington Beach, California at a monthly rent of approximately $15,000 through September 2003, at which time the lease was assigned to Planet Entertainment, Inc. in conjunction with the sale of most of the assets of DVDPlanet.  See “Discontinued Operations” above.  We remain a guarantor in the event that Planet Entertainment and its parent Infinity Resources, Inc. default.  The remaining payments total approximately $669,000 through December 2007.  In addition, DVDPlanet maintained its corporate offices in leased space of approximately 6,500 square feet in Huntington Beach, California for monthly rent of approximately $13,000 through September 2003, at which time the lease was assigned to Planet Entertainment.  That lease has now expired.

ITEM 3.                                                     LEGAL PROCEEDINGS

In the normal course of business, we are subject to proceedings, lawsuits and other claims, including proceedings under government laws and regulations relating to employment and tax matters.  While it is not possible to predict the outcome of these matters, it is the opinion of management, based on consultations with legal counsel, that the ultimate disposition of known proceedings will not have a material adverse impact on our financial position, results of operations or liquidity.

ITEM 4.                                                     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

Executive officers serve at the pleasure of our board of directors.  There is no family relationship between any executive officer or director.  The following table sets forth information regarding our executive officers at June 1, 2004:

Executive Officer	Age	Position & Background

Martin W. Greenwald	62	Chairman of the Board, Chief Executive Officer and President since April 1981.

David A. Borshell	39

Chief Operating Officer since July 2000; Senior Vice President, Sales, Marketing and Operations from December 1994 to June 2000.  Prior to 1994, Mr. Borshell has held various positions at Image since starting as an Account Executive in February 1986.  Mr. Borshell is a contributor to the Digital Entertainment Group, an industry trade association devoted to fostering consumer awareness of the DVD format, as well as future digital home entertainment formats.

Jeff M. Framer	43

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

PART II

ITEM 5.                                                     MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock trades on The Nasdaq Stock Market under the symbol DISK.  Our common stock has been included on the Nasdaq National Market since February 19, 1991.  The table below presents the quarterly high and low closing prices on the Nasdaq during the past two fiscal years.

Fiscal Year Ended March 31, 2004	High	Low
Quarter ended June 30, 2003	$2.340	$1.860
Quarter ended September 30, 2003	$3.140	$2.200
Quarter ended December 31, 2003	$4.980	$2.750
Quarter ended March 31, 2004	$4.040	$2.720

Fiscal Year Ended March 31, 2003	High	Low
Quarter ended June 30, 2002	$2.810	$1.660
Quarter ended September 30, 2002	$1.700	$0.940
Quarter ended December 31, 2002	$2.480	$1.060
Quarter ended March 31, 2003	$2.830	$1.670

As of June 2, 2004, there were 1,394 holders of record of our common stock.  As of May 28, 2004, we estimate there were 3,806 beneficial owners of our common stock.

We have never paid a cash dividend on our common stock and we presently intend to retain any future earnings for business development.  In addition, we are party to loan agreements which prohibit our payment of dividends.

ITEM 6.                                                     SELECTED FINANCIAL DATA

The selected financial data presented below was derived from the consolidated financial statements of the Company and should be read in conjunction with the financial statements, the notes thereto and the other financial information included therein.

	Years Ended March 31,
(In thousands, except per share data)	2004	2003	2002	2001		2000
Statement of Operations Data:
Net revenues	$84,840	$86,929	$76,135	$83,147		$68,576
Operating costs and expenses	85,106	82,924 (1)	72,797 (2)	74,576		64,864
Earnings (loss) from operations	(266)	4,005	3,338	8,571		3,712
Interest expense	818	1,359	1,711	1,629		1,467
Other expense (income)	(213)	698	192	(289)		(1,315	)(3)
Earnings (loss) from continuing operations before income taxes	(871)	1,948	1,435	7,231		3,560
Income tax expense (benefit)	6,244 (4)	1,306 (5)	562	(2,981	)(6)	—	(7)
Earnings (loss) from continuing operations	(7,115)	642	873	10,212		3,560
Loss from discontinued operations	2,441	1,096	1,068	1,780		2,145
Earnings (loss) before cumulative effect of accounting change	(9,556)	(454)	(195)	8,432		1,415
Cumulative effect of accounting change	—	(3,766)	—	—		—
Net earnings (loss)	$(9,556)	$(4,220)	$(195)	$8,432		$1,415
Earnings (loss) per share:
Continuing operations
Basic	$(.39)	$.04	$.06	$.63		$.21
Diluted	$(.39)	$.04	$.06	$.60		$.21
Discontinued operations
Basic	$(.13)	$(.07)	$(.07)	$(.11)		$(.13)
Diluted	$(.13)	$(.07)	$(.07)	$(.10)		$(.13)
Earnings (loss) before cumulative effect of accounting change
Basic	$(.52)	$(.03)	$(.01)	$.52		$.09
Diluted	$(.52)	$(.03)	$(.01)	$.50		$.09
Cumulative effect of accounting change	$—	$(.22)	—	—		—
Net earnings (loss) per share:
Basic	$(.52)	$(.25)	$(.01)	$.52		$.09
Diluted	$(.52)	$(.25)	$(.01)	$.50		$.09
Weighted average shares outstanding
Basic	18,250	16,812	15,821	16,257		16,452
Diluted	18,250	17,002	15,898	17,637		16,490

(1) Includes the reduction to gross margin of $480,000 for estimated subdistributor returns and inventory writedowns as a result of the Company’s transition from direct European distribution to European sublicense.

(2) Includes $1,818,000 in one-time noncash credit relating to the discontinuation of the Company’s laserdisc operations and a $696,000 writedown of advance royalties, relating to a line of programming, to estimated fair value.

(3) Includes $899,000 in proceeds from settlements of litigation.

(4) Income tax expense reflects establishing a valuation allowance against 100% of net deferred tax assets.

(5) Includes a provision for a valuation allowance against deferred tax assets of $551,000 relating primarily to foreign tax credits.

(6) Income tax benefit reflects the elimination of the valuation allowance recorded against deferred tax assets.

(7) Minimal or no income tax expense was recorded due to the utilization of net operating losses, which previously were fully offset by a valuation reserve, to offset taxable income.

	March 31,
(In thousands)	2004	2003	2002	2001	2000
Balance Sheet Data:
Total assets	$64,132	$74,251	$81,898	$74,991	$65,395
Total liabilities	41,797	42,586	49,390	42,516	39,554
Net shareholders’ equity	22,335	31,665	32,508	32,475	25,841

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read together with “Item 6.  Selected Financial Data” and the consolidated financial statements, the related notes thereto and other financial information contained elsewhere in this report.

Forward-Looking Statements

This report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Other than statements of historical fact, all statements made in this report are forward-looking, including but not limited to statements regarding industry prospects, future results of operations or financial position, and statements of our intent, belief and current expectations about our strategic direction, prospective and future results.  In some cases forward-looking statements may be identified by words such as “will,” “should,” “expect,” “anticipate,” “believe,” “estimate,” “continue,” “future,” “intend” or similar words.  Forward-looking statements involve risks and uncertainties that are inherently difficult to predict, which could cause actual outcomes and results to differ materially from our expectations, forecasts and assumptions.  The following important factors, in addition to those discussed above, could affect our future results and could cause those results to differ materially from those expressed in such forward-looking statements:

•                                          Changes in company-wide or business-unit strategies, which may result in changes in the types or mix of businesses in which the we are involved or choose to invest;

•                                          Changes in U.S. and global financial and equity markets, including market disruptions and significant interest rate fluctuations, which may impede our access to, or increase the cost of, external financing for its operations and investments;

•                                          Increased competitive pressures, both domestically and internationally, which may, among other things, affect the performance of our business operations and profit margins;

•                                          Changes in the mix of titles sold to customers and/or customer spending patterns;

•                                          Legal and regulatory developments that may affect the protection of intellectual property;

•                                          The imposition by foreign countries of trade restrictions on motion picture or television content requirements or quotas, and changes in international tax laws or currency controls;

•                                          Technological developments that may affect the distribution of our products or create new risks to our ability to protect our intellectual property; and

•                                          Changing public and consumer taste, which may among other things, affect the entertainment and consumer products businesses generally.

This list of factors that may affect future performance and the accuracy of forward-looking statements is illustrative, but by no means exhaustive.  Accordingly, all forward-looking statements should be evaluated with the understanding of inherent uncertainty.  The inclusion of such forward-looking statements should not be regarded as a representation that contemplated future events, plans or expectations will be achieved.  Unless otherwise required by law, we undertake no obligation to release publicly any updates or revisions to any such forward-looking statements that may reflect events or circumstances occurring after the date of this report.  Important factors that could cause or contribute to such material differences include, but are not limited to, those discussed in Item 1.  “Factors That May Affect Future Results” and “Competition” above.  You are cautioned not to place undue reliance on such forward-looking statements, which speak only as of their dates.

Overview

Sources of Revenue

Our primary source of revenues is the acquisition and distribution of exclusive DVD programming in North America, which accounted for 84% of our overall net sales in fiscal 2004.  We market, sell and self-distribute our programming to retail chains, mass merchants including clubs, video and music distributors, specialty DVD outlets, video rental chains and Internet retailers.  These customers buy our new and previously–released programming from our library of exclusive programming.  To a lesser extent, we also generate revenues from the domestic sales of exclusive programming in our growing CD and declining VHS formats.  We have recently entered into revenue sharing agreements with domestic video rental stores and DVD clubs, although revenue generated under those agreements has not, to date, been material.

Internationally, we primarily rely on sublicensees, including BMG, to distribute our exclusive DVD content.  We receive revenues in the form of recoupable advances and royalty income.  We also rely on our exclusive sales agent NBD to sell our exclusive content for broadcast, and we receive revenues from its broadcast sales, net of sales commissions.

Cost Structure

Our most significant costs and cash expenditures relate to acquiring content for exclusive distribution and, more recently, the funding of content production or co-production for exclusive distribution.

We generally base our offer of upfront royalties or (for distribution agreements) net profit payments on the expected success of a title’s performance at retail, the actual cost of the production, and competition for the title’s exclusive distribution rights.  With the popularity of DVD growing, the cost of acquiring content for exclusive distribution is also growing.  Additionally, the cost of product placement, co-op advertising and market development funds provided our retail customers is also increasing.

Our financial focus is on achieving long-term, sustainable growth and profitability.  We also seek to improve our cash flow position in order to continue licensing (or entering into exclusive distribution agreements for) high quality DVD and other entertainment programming and funding operations.

Competition

We continue to face increasing competition from major motion picture studios, music labels and other independent distribution companies for programming, retailer open to buy dollars and limited retail shelf space.  Home video rights to most motion pictures are owned by major studios, record labels continue to increase titles released through their own labels, and obtaining quality DVD programming at reasonable prices is becoming more challenging.

Available open to buy dollars allocated by retailers to purchase programming are becoming more scarce, since they are often devoted to high-profile new releases from major studios.  Our exclusive programming competes for a finite amount of shelf space, against a growing supply of entertainment programming.  We believe our expenses to provide market development funds and cooperative advertising dollars to our retail customers will continue to increase, and availability of opportunities will continue to decrease.

Acquisition Strategy

Our acquisition strategy has expanded to include DVD programming categories such as urban, youth culture/lifestyle, extreme sports, comedy, and classic television programming.  We intend to maintain our focus on genres that have been successful in the past, as well as to seek out early trend opportunities in advance of mainstream acceptance in an effort to keep acquisition costs lower by bringing titles to market before spikes in demand.  For example, our success in the urban video market with titles such as Thug Angel, Beef and Jamie Foxx: I Might Need Security has led to a recent multi-title agreement with hip-hop impresario Russell Simmons’ Simmons-Lathan Entertainment which, along with our output agreement with Quincy Jones III’s QD3 Entertainment, should continue to provide us with high-quality urban programming.  We also have a successful track record of releasing television programming on DVD, with our success on titles such as The Twilight Zone, The Richard Pryor Show and The Dick Van Dyke Show resulting in new opportunities to release popular television shows such as Pee-wee’s Playhouse, Combat, Saved by the Bell: The College Years and The Nick & Jessica Variety Hour.

Our comedy titles include stand-up comedy shows for both the DVD and broadcast markets, including new shows from comedians Larry the Cable Guy and a classic show from Jeff Foxworthy, and upcoming shows from Bill Engvall and Ron White.  Collectively, these “Blue Collar Comedians” represent millions of audio CDs sold through third-party labels, one of the biggest comedy tours of all time in 2003, and a recently announced network TV series for the group.  Multi-title deals with National Lampoon and Jamie Foxx’s Laffapalooza series should also drive future new release sales in this genre.

Our music DVD business should remain robust in an increasingly competitive market, with upcoming releases from Macy Gray, The Ramones, MC5, the Vans Warped Tour and Dion.  Other new initiatives include the development of “multi-cultural” niches including Latin/Hispanic product, Asian titles such as Hong Kong cinema and Japanese anime/animation, and “Bollywood” films from India.

We are also seeking to expand our sales of audio CD programming, with titles such as Show Me How by Lorrie Morgan, the cast album of the Grammy nominated Broadway musical Nine, starring Antonio Banderas, this year’s cast album of Fiddler on the Roof, starring Alfred Molina, the cast album for Stephen Sondheim’s multi-Tony Award winning Assassins, Ronnie Milsap Live, the Live at Billy Bob’s Texas country music series, and audio soundtrack companions to our video releases.  We also recently signed an agreement with The Source magazine to distribute their Hip Hop Hits series, as well as the 30th Anniversary of Hip-Hop.

Sales and Marketing Initiatives

In order to deal with increasing competition more effectively, we are developing new marketing initiatives, including revenue growth-related incentives to encourage retailers to carry our titles.  We are also adjusting our price points on new release programming and selectively repricing and repositioning our secondary and tertiary catalogue programming, which, when coupled with specific promotions, should help to drive revenues.  For example, while retailers are sometimes hesitant to bring in new individual titles, we believe they are more receptive to newly-designed box sets.  These compilations have a higher perceived value among retailers and consumers, making both shelf space and retail sales easier to obtain.  Repackaging existing product in this manner also typically creates higher margins.  Accordingly, we have created and released additional box sets to better exploit our existing catalogue, such as The Endless Summer Collection.  Other box sets scheduled for upcoming release include a newly remastered collection of Rod Serling’s classic television series The Twilight Zone, Windows Media 9 high-definition remastered titles originally created for exhibition in IMAX theaters, and cult horror favorites from the Something Weird collection.

We will continue seeking high-quality programming to market and distribute in all genres.  The following list identifies some of our higher-profile titles for fiscal year 2004, as well as some projected high-profile titles for fiscal 2005.

High-Profile Titles for Fiscal Year 2004

(all titles DVD unless otherwise indicated)

Beef

Caligula

Cher: The Farewell Tour

Dick Van Dyke, Seasons 1-3, box sets

Eagles: Hell Freezes Over

Heart: Alive in Seattle

I Claudius

Jamie Foxx: I Might Need Security

Lorrie Morgan: Show Me How (Audio CD)

Oklahoma

Richard Pryor box set

Roy Orbison: Black and White Nights

Sarah McLachlan: VH1 Storytellers

Selena Live: The Last Concert

Stephen Sondheim box set

Twilight Zone box set

War & Peace

Projected High-Profile Titles for Fiscal Year 2005

(all titles DVD unless otherwise indicated)

30th Anniversary of Hip-Hop (Audio CD)

Assassins (Audio CD)

Beef 2

Bill Engvall: Here’s Your Sign

Combat (classic TV)

Dick Van Dyke, Seasons 4-5, box sets

Dirty States (DVD and Audio CD)

F.E.D.S. (Simmons-Lathan)

Fiddler on the Roof (Audio CD)

The Hillz (with Paris Hilton)

Hip Hop Hits, Volumes 8 and 9 (Audio CDs)

Kel Videos: Is That the Mitchell’s Boy

Kel Videos: This Face Belongs on the Tube

Laffapalooza 1-4 (Jamie Foxx)

Larry the Cable Guy: “Git-R-Done”

Macy Gray: A Day in the Life

MC 5: Sonic Revolution

Nick & Jessica Variety Hour

Pee-wee’s Playhouse

Ramones: Raw

Ron White: They Call Me “Tater Salad”

Ronnie Milsap (Audio CD)

Saved by the Bell: The College Years

Vans Warped Tour

Liquidity and Capital Resources

Sources and Uses of Working Capital for Fiscal 2004.

Our pretax net loss from continuing operations was $871,000 for fiscal 2004.  Cash on hand, cash provided by continuing operating activities and proceeds from the sale of DVDPlanet afforded us the ability to reduce interest bearing debt, including obligations under capital leases, by approximately $2.5 million during fiscal 2004.  Our accrued royalties, distribution and music publishing fees increased $2.7 million.  The increase was primarily due to the growth in fiscal 2004 fourth quarter exclusive revenues over fiscal 2003.  At March 31, 2004, our cash on hand was down to $540,000, as compared to $2.7 million at March 31, 2003, while our net receivables were higher.  At March 31, 2004, our royalties and distribution fee advances and inventory balances are comparable to those at March 31, 2003.  Capital expenditures were approximately $2.1 million for fiscal 2004, compared to $1.5 million for the prior fiscal year.  We incurred expenditures for distribution system enhancements, information technology infrastructure improvements and Oracle financial and order management modules.

Our working capital currently comes from two sources: (1) operating cash flows; and (2) availability under our revolving line of credit and term loan facilities with Wells Fargo Foothill, Inc.  At March 31, 2004, we had cash of $540,000 and borrowing availability of $6,245,000 and $1,000,000, respectively, under our revolving credit and term loan facilities with Foothill.

Our working capital requirements vary primarily with the level of our program acquisition, production and distribution activities.  Recurring principal uses of working capital in our operations are for acquiring exclusive programming (royalty payments, including advance payment against future royalties to program suppliers), advance payments under exclusive distribution agreements, music publishing payments, manufacturing and production costs, costs of acquiring finished programming for exclusive distribution, selling, general and administrative expenses and debt service.  Availability of sufficient working capital is a substantial factor in our ability to acquire popular new programming upon which our continued success depends.  Therefore, maximizing available working capital is critical to our business operations.

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

In order to most efficiently manage our cash flow, we strive to conservatively value the sales potential of a given title by polling retailers, comparing like titles, quantifying the relevance of the content and generally summarizing the sales potential based on our experience and expertise.  By identifying trends in advance, keeping acquisition costs in line with sales projections, and avoiding higher-profile shows whose owners demand excessive advances, we seek to focus our limited resources on acquiring and promoting opportunities that will be profitable and produce a continued revenue stream upon recoupment.

We believe that projected cash flows from operations, borrowing availability under our revolving line of credit, cash on hand, and trade credit will provide the necessary capital to meet our projected cash requirements for at least the next 12 months.  However, any projections of future cash needs and cash flows are subject to substantial uncertainty.  Should we be in a position to acquire significantly higher-profile content or library of content for exclusive distribution, or should we find an attractive synergistic corporate acquisition, we would need to seek additional debt or equity financing in order fund the transactions.  We believe any such financing could come in the form of vendor debt financing or convertible debt, convertible preferred stock or straight equity issuance through a private investment in public equity investor, however there are no assurances that such financing would be available, or available on terms acceptable or favorable to us.

Contractual Obligations and Commercial Commitments.  The following table summarizes the Company’s contractual obligations at March 31, 2004, and the effects such obligations are expected to have on liquidity and cash flow in future periods:

(in thousands) Contractual obligations:	Payments due by period
	2005	2006	2007	2008	2009	Thereafter	Total
Long-term debt obligations	$1,592	$1,224	$—	$—	$—	$—	$2,816
Capital lease obligations	247	109	—	—	—	—	356
Operating lease obligations	1,346	1,531	1,573	1,615	1,658	8,100	15,823
Licensing and exclusive distribution agreements	9,077	2,467	120	100	—	—	11,764
Employment Agreements	2,276	1,199	1,173	—	—	—	4,648
Total	$14,538	$6,530	$2,866	$1,715	$1,658	$8,100	$35,407

Advances and guarantees included in the table above, under licensing and exclusive distribution agreements, are recoupable against future royalties and distribution fees earned by our exclusive program suppliers in connection with revenues generated by those rights.  As we have historically, we expect to fund these commitments through recoupment of existing advances, existing bank lines of credit, and other working capital.

We do not expect our obligations for property and equipment expenditures, including information technology related expenditures, to exceed $2.5 million per year.

Lease Guarantee.  In connection with the asset sale of DVDPlanet, Planet Entertainment assumed the obligations under DVDPlanet’s leases for its retail store and various other liabilities related to the assets being acquired and its parent Infinity Resources guaranteed Planet Entertainment’s obligations.  We remain a guarantor in the event that Planet Entertainment and Infinity default on their financial obligations under the lease.  The remaining payments under the lease total approximately $669,000 through December 2007.

Long-Term Debt.  Long-term debt at March 31, 2004 and March 31, 2003, consisted of the following:

(In thousands)	March 31, 2004	March 31, 2003
Subordinated note payable – Ritek Taiwan	$2,561	$3,898
Note payable to bank	255	509
	2,816	4,407
Current portion of long-term debt	1,592	1,591
Long-term debt less current portion	$1,224	$2,816

Other Debt Instruments and Related Covenants.  Our loan agreements with Foothill require us to comply with minimum financial and operating covenants.  We received consecutive waivers of our noncompliance with financial covenants contained in our revolving credit and term loan facilities as of and for the quarters ended June 30, September 30, and December 31, 2003.  The waivers of our noncompliance were for failing to meet a minimum quarterly EBITDA (earnings before interest, taxes, depreciation and amortization, as defined in the loan agreement) and a minimum tangible net worth, as defined.  Our failure to meet the covenant minimums was primarily due to the negative impact of DVDPlanet operations and loss on its sale, the negative impact upon consolidated financial performance of the slower than expected transition of European distribution of our exclusive programming to BMG, intense competition, and losses during the nine months ended December 31, 2003.

At our request, Foothill waived our compliance with both covenants for prior periods and, effective as of December 31, 2003, amended our Loan and Security Agreement dated December 28, 1998, as follows:  (1) the tangible net worth covenant was redefined, decreasing the minimum required levels that we must maintain quarterly; and (2) the EBITDA covenant was redefined, decreasing the minimum required levels measured on a stand-alone quarterly basis.  At March 31, 2004, again at our request, Foothill further amended the minimum stand-alone quarterly EBITDA covenant changing the measurement to a cumulative quarterly minimum level.  The quarterly EBITDA minimums, as amended in December 2003, were not changed.  The first EBITDA measurement was for the March 2004 quarter.  The second will be for the six months ending June 30, 2004.  The third will be for the nine months ending September 30, 2004.  The fourth will be for the twelve months ending December 31, 2004.  Thereafter, the measurement will be a rolling twelve months EBITDA.

As of March 31, 2004, we were in compliance with all covenants, as amended, and believe that we will be able to achieve the minimum requirements going forward.  In the event of any future covenant noncompliance, however, should Foothill not provide a waiver, our outstanding borrowings would become immediately due and the default would cause cross-default on other debt agreements.  We believe that we would be able to secure replacement asset-based financing should this occur, but can give no assurance that we would be successful, or that, if successful, the terms would be as favorable.

Relocation of Company Headquarters.  On January 7, 2004, we entered into a new corporate office lease to relocate our two existing corporate office facilities (totaling 45,000 square feet) located in Chatsworth, California.  The new office facility consists of approximately 62,000 square feet in a multi-tenant building in Chatsworth.  The initial cost of the new office space is $1.23 per square foot on a gross basis and increases approximately 3% annually.

The new office lease has an initial 10-year term with two five-year options.  The start date of the new lease will be around July 1, 2004, when the landlord is expected to complete the approximately $1.5 million in tenant improvements for which the landlord is responsible, except for a potential $75,000 charge which is currently under discussion.  Our existing office leases at 9349 Oso Avenue and 9333 Oso Avenue terminate on July 31, 2004, and August 31, 2004, respectively.  The rent for our current office space is $0.70 per square foot on a triple-net basis, which has equated to approximately $1.18 to $.94 per square foot on a gross basis over the prior two fiscal years.  Accordingly, our cash outlay will initially increase by approximately $33,000 per month above current costs, including rent for the increased square footage, utilities, insurance, taxes, building and common area maintenance.

We anticipate that relocation-related expenses (such as cabling and wiring, furniture, computers, phone system) will be approximately $1.3 million, which will be capitalized (to the extent allowable by U.S. GAAP) and amortized over the useful life of the related assets, or the lease term (if a leasehold improvement and if the lease term is shorter than the useful life of the improvement).  We are currently attempting to finance a portion of these costs under our capital expenditures facility with Foothill.

Infrastructure Improvements.  During the year ended March 31, 2004, we made significant investments in information technology personnel, hardware, software and consulting services.  Much of our capital expenditures have been used in connection with two information technology initiatives.  The first has been the replacement of our aging, legacy Qantel applications system with Oracle Enterprise Applications software to improve scalability, security, internal controls, integration, reporting and provide the ability to enhance our business processes.  We successfully converted our finance, purchasing and inventory control systems in November 2003.  The cumulative cost to implement the initial phase of Oracle applications (including software cost) totaled approximately $1,343,000 over the last two fiscal years through May 2004.  To complete the migration to Oracle, we are working to convert existing order management and production/creative services tracking systems by late calendar 2004.  We expect the final phase of the migration to Oracle to cost approximately $847,000, primarily in consulting fees, of which $402,000 has been spent through May 2004.  We expect to finance these expenditures through working capital and our existing bank line of credit.  The second initiative has been technology infrastructure.  Expenditures towards improvements in system security, policies/procedures, email, file storage and networking will continue through 2004.

We are also automating returns processing operations in our Las Vegas distribution center. Coordinated investments in hardware, software and consulting services are being applied with the goal of reducing labor costs, increasing customer service and streamlining operating procedures related to returns processing.  We expect this initiative to cost approximately $433,000 and be completed in 2004.  Through May 2004, we have spent $373,000 of this total.  We were unable to finance these expenditures through Bank of America in Nevada due to the high proportion of “soft costs” such as consulting fees.

Off-Balance Sheet Arrangements.  We currently do not have any off-balance sheet arrangements.

Significant Sources of Working Capital for Fiscal 2003.

Retirement of IIC Convertible Subordinated Note Payable.  In March 2003, we reached an agreement with Image Investors Co. (IIC) to retire early the remaining balance due under our convertible subordinated note payable to IIC with a combination of cash and common stock.  IIC is our largest shareholder, and is owned and controlled by John W. Kluge and Stuart Subotnick.

To retire the obligation early, we paid $1,500,000 in cash, plus accrued interest of $54,000.  We issued 567,568 shares of our common stock at $1.85 per share to satisfy the remaining $1,050,000 in principal due.  In connection with the partial conversion of the balance due under the note into common stock, we issued IIC a five-year warrant to purchase up to 100,000 more shares at $2.04 per share. The warrant has been exercisable since March 24, 2004.  The restricted stock will be unregistered and subject to Rule 144 under the Securities Act of 1933, as amended.  IIC will have limited registration rights.  We recorded a charge of $121,000 as a component of other expenses, in the accompanying statement of operations for fiscal 2003 for the estimated fair value of the warrant (valued using the Black-Scholes valuation model)

Royalty Advance from BMG.  Under the January 2003 agreement with BMG, we received a $3.0 million royalty advance in March 2003, fully recoupable by BMG against quarterly royalties due under the agreement.  See “Transition of International Sales to BMG” below.  We used the funds to pay down outstanding borrowings under our revolving credit facility with Foothill.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  Generally accepted accounting principles require management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities.  We base our estimates on experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that may not be readily apparent from other sources.  Our actual results may differ from those estimates.

We consider our critical accounting policies to be those that involve significant uncertainties, require judgments or estimates that are more difficult for management to determine or that may produce materially different results when using different assumptions.  We consider the following accounting policies to be critical:

Revenue Recognition

We recognize revenue upon meeting all the recognition requirements of American Institute of Certified Public Accountants Statement of Position (SOP) 00-2, Accounting by Producers or Distributors of Films and Staff Accounting Bulletin No. 104, Revenue Recognition.  We recognize revenues from home video distribution, net of an allowance for estimated returns, as well as related costs, in the period in which the product is available for sale by our customers (at the point that title and risk of loss transfer to the customer, which is generally upon receipt by the customer, and in the case of new releases after “street date” restrictions lapse).  We recognize revenues from domestic and international broadcast licensing and home video sublicensing, as well as associated costs, when the programming is available to the licensee and other recognition requirements of SOP 00-2 are met.  We defer fees received in advance of availability, usually in the case of advances received from BMG, other international sublicensees and for programming broadcast, until other revenue recognition requirements have been satisfied.  In all instances, provisions for uncollectible accounts receivable are provided at the time of sale.  As of March 31, 2004, deferred revenue totaled $3,360,000.

Royalty and Distribution Fee Advances

For each reporting period, we estimate the total revenues to be received throughout a title’s exclusive license or distribution period from exploitation of that title in multiple home entertainment formats.  While we charge royalty and distribution fee advances to operations as related revenues are earned, estimates of ultimate revenues are important in determining whether we should record additional royalty and distribution fee expense as cost of sales in any given reporting period.  We amortize royalty and distribution fee advances to expense in the same ratio that the current period revenues for a title or group of titles bear to the estimated remaining unrecognized ultimate revenues for that title.  Additionally, in circumstances required by SOP 00-2, we recognize additional amortization to the extent that capitalized advance royalty and distribution fees exceed their estimated fair value in the period when estimated.

We base our estimates of ultimate revenue for each title on the historical performance of that title and of similar titles.  We update such estimates based upon the actual results of each format’s exploitation.  Estimates of ultimate revenues on a title-by-title basis are subject to substantial uncertainty.  Factors affecting future actual performance include focus from the sales and marketing department (including advertising, promotions and price reductions), availability of retail shelf space, retail customer product placement and advertising, maintenance of adequate inventory levels, concert touring by the artist (in the case of music DVDs and CDs), retail sell-through, and ultimately continued end-use consumer demand.  Overestimation of ultimate revenues would cause unamortized costs to be amortized at a slower rate or a delay in adjusting costs to their fair value until such time estimates are reduced, causing unamortized costs to be overstated and increased amortization of costs in a later period.  Underestimation of ultimate revenues would cause unamortized costs to be amortized more quickly until ultimate revenue estimates are increased, causing unamortized costs to be understated and decreased amortization of costs in a later period.

Inventory Valuation

For each reporting period, we evaluate our ending inventories for excess quantities and obsolescence.  This evaluation includes analysis of historical sales levels by title and by format, and projections of future demand.  In addition, we write off inventories that are considered obsolete or overstocked.  Remaining inventory balances are adjusted to approximate the lower-of-cost or market value, and result in a new basis in such inventory until sold.  If future demand or market conditions are less favorable than our projections, additional inventory writedowns may be required, and would be reflected in cost of sales in the period the revision is made.  Future demand will be dependent upon the continued retail customer acceptance of the programming, future demand by end-use consumer, unplanned future promotions, market conditions (either favorable or unfavorable) and future warehouse storage limitations.  Should projections of future inventory demand be overstated, the value of inventory would be overstated and current cost of sales understated (with future cost of sales overstated). Conversely, should projections of future demand be understated, the value of inventory would be understated and the current cost of sales overstated (with future cost of sales understated).

Allowance for Sales Returns and Doubtful Accounts Receivable

For each reporting period, we evaluate product sales and accounts receivable to estimate their effect on revenues due to product returns and delinquent accounts.  Our estimates of product sales that will be returned and the amount of receivables that will ultimately be collected require the exercise of judgment, and affect reported revenues and net earnings.  In determining the estimate of product sales that will be returned, we analyze historical returns (quantity of returns and time to receive returned product), historical pricing and other credit memo data, current economic trends and changes in customer demand and acceptance of our products, including reorder activity.  Based on this information, we reserve a percentage of each dollar of product sales where the customer has the right to return such product and receive either a pricing or credit memo.  Actual returns could be different from our estimates and current provisions for sales returns and allowances, resulting in future charges to earnings.  Estimates of future sales returns and other credits are subject to substantial uncertainty.  Factors affecting actual returns include retailer financial difficulties, the perception of comparatively poor retail performance in one or several retailer locations, limited retail shelf space at various times of the year, inadequate advertising or promotions, retail prices being too high for the perceived quality of the content, the near term release of similar titles, and poor responses to package designs.  Underestimation of product sales returns and other credits would result in an overstatement of current revenues and lower revenues in future periods.  Conversely, overestimation of product sales returns would result in an understatement of current revenues and higher revenues in future periods.

Similarly, we evaluate accounts receivables to determine if they will ultimately be collected.  In performing this evaluation, significant judgments and estimates are involved, including an analysis of specific risks on a customer-by-customer basis for our larger customers and an analysis of the length of time receivables have been past due.  Based on the information, we reserve an amount that we believe to be doubtful of collection.  If the financial condition of our customers were to deteriorate or if economic conditions worsened, additional allowances may be required in the future.  Underestimation of this allowance would cause accounts receivable to be overstated and current period expenses to be understated.  Overestimation of this allowance would cause accounts receivable to be understated and current period expenses to be overstated.

Valuation of Deferred Income Taxes

Income taxes are accounted for under the asset and liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.   We must assess the likelihood that our deferred tax assets will be recovered from future taxable income, and to the extent that it is more likely than not that all, or a portion, of such deferred tax assets will not be realized, we must establish a valuation allowance.  The establishment, or increase, of a valuation allowance increases income tax expense for such year.

Discontinued Operations – Sale of DVDPlanet

On September 23, 2003, our wholly-owned subsidiary DVDPlanet sold substantially all of its assets, marking our departure from the direct-to-consumer retail distribution business.  In fiscal 2004, we incurred a loss of $699,000 on the sale, and we expensed approximately $293,000 in severance-related compensation liability in connection with the sale.  As of March 31, 2004, our remaining liability for severance-related compensation is $206,000, and will be paid in equal monthly installments through December 2004.

DVDPlanet’s business did not meet our financial objectives.  The DVDPlanet asset sale allows us to focus on our core business, which has a stronger potential to increase our exclusive programming revenues and reach our near-term goal of consistent profitability.  Unless otherwise noted, the remainder of this MD&A relates only to results from continuing operations.  All periods presented reflect the classification of DVDPlanet’s financial results as discontinued operations.

Establishment of Valuation Allowance on Net Deferred Tax Assets

During our third quarter ended December 31, 2003, we established a valuation allowance against 100% of our net deferred tax assets, which are composed primarily of net operating loss (NOL) carryforwards, resulting in the recording of an income tax expense equal to the net deferred tax assets as of March 31, 2003.  The valuation allowance was recorded in the third quarter primarily as a result of operating losses sustained during our normally seasonally strong third quarter as well as its then-expected impact on the full fiscal year results of operations.  Income tax expense relating to our establishment of a valuation allowance totaled $6,244,000 for the year ended March 31, 2004.  Even though we have fully reserved these net deferred tax assets for book purposes, we would still be able to utilize them to reduce future income taxes payable, should we have future earnings.  To the extent such deferred tax assets relate to NOL carryforwards, the ability to use such NOLs against future earnings will be subject to applicable carryforward periods.

Transition of International Sales to BMG

As of March 31, 2004, we substantially completed our international transition from various local, third party international subdistributors to BMG Music International Service, GmbH (BMG).  Beginning in March 2003 for new releases and April 2003 for catalogue programming, BMG commenced distribution of our programming throughout the same (and some additional) European territories under a sublicense agreement.  Although comparative revenues are primarily lower as a result of the accounting under this new distribution arrangement (described below), we no longer have the expenses associated with direct distribution to the European territories, such as manufacturing/packaging, shipping, music publishing, selling and advertising expenses and several salaries for full-time employees previously dedicated to our former international efforts.  BMG has strategically reintroduced our programming throughout the European territories to ultimately maximize sales, and management believes our available programming is fully represented for sale throughout the European territories.

We received a $3.0 million initial royalty advance under the BMG agreement in March 2003, fully recoupable from revenues generated by BMG against quarterly royalties due to Image under the agreement.  Based upon actual quarterly sales of our programming in the territories, BMG recoups quarterly royalties from the $3.0 million previously advanced.  BMG provides additional quarterly royalty advances such that for the first three years of the agreement term, the outstanding royalty advance to Image at any given time will be a constant $3.0 million.  We used the $3.0 million initially received to pay down our outstanding borrowings under our revolving credit facility.  During the first three quarters of the fourth year of the term, BMG will reduce, through recoupment, the outstanding royalty advance to $1.5 million.  Once the entire royalty advance is recouped, BMG will continue to pay quarterly royalties based on revenue generated.  During the fourth quarter of the fourth year, BMG may recoup the entire remaining balance of $1.5 million by not re-advancing royalties quarterly.  The agreement contains a formula to pay an additional lesser advance at the beginning of the fifth and final year of the term which is to be recouped by BMG during that year.  We must repay any outstanding unrecouped royalty advance within 30 days following the final BMG reporting at the conclusion of BMG’s sell-off period after expiration of the five-year term, but at this time we do not expect any such unrecouped balance.

Our accounting for international revenues differs under the BMG agreement because revenues are generated under a sublicense agreement, rather than the subdistribution agreements previously in place.  Under our previous subdistribution agreements, we recorded net revenues based upon the selling price of its programming sold to our distribution network customers.  We recorded as cost of sales, the actual manufacturing/packaging cost, shipping cost, royalties/distribution fees and music publishing.  Under the BMG agreement, we record royalty income as revenue based upon royalties we receive from BMG.  Revenue is recorded in the period in which the product is sold by BMG.  We report as cost of goods sold the royalties or distribution fees we owe our licensors or program suppliers as calculated against the royalties we receive from BMG.  The majority of international selling and marketing expenses are now borne by BMG.  Additionally, BMG is responsible for manufacturing and packaging costs as well as music publishing.

Results of Operations

Revenue

Over 90% of consolidated net revenues were generated from the sale of DVD programming.  Based on consumer buying trends in the industry, we anticipate that our sales of VHS will continue to decline, and our sales of DVD and CD will continue to rise.  The following table presents consolidated net revenues by reportable business segment for the years ended March 31, 2004, 2003 and 2002, respectively:

	2004	2003	% Change	2003	2002	% Change
	(in thousands)			(in thousands)
Net revenues:
Domestic	$78,370	$77,484	1.1%	$77,484	$66,376	16.7%
International	6,470	9,445	(31.5)	9,445	9,759	(3.2)
Consolidated	$84,840	$86,929	(2.4)%	$86,929	$76,135	14.2%

Fiscal 2004 Compared to 2003

Domestic Revenue

The 1.1% increase in domestic net revenues for the year ended March 31, 2004, was primarily due to the comparative strength of our exclusive DVD programming, offset almost entirely by a combination of reduced nonexclusive DVD revenues, reduced VHS revenues, increased market development funds provided customers (recorded as a reduction of revenues in accordance with Emerging Issues Task Force (EITF) 01-09, Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor’s Products) and an increased allowance for sales returns and credits, as compared to fiscal 2003.  The increase in our allowance for sales returns and credits in fiscal 2004 was due in part to a change in our customer mix which has increased the lag time between sale and return.

International Revenue

The 31.5% reduction in international net revenues is primarily a result of the change in our method of European distribution, specifically transitioning international distribution of our exclusive programming from local subdistributors to BMG through our sublicense.  In the prior fiscal years, revenue was recorded at the higher selling price to our subdistributors.  During fiscal 2004, we recorded the lower royalty income received from BMG as our revenues.  In addition, during fiscal 2004, BMG strategically reintroduced our programming throughout its territories in an effort ultimately to maximize revenues.  All of our DVD programming is now fully represented within BMG territories.  Our ability to continue to acquire programming that will be successful internationally will have a direct effect on future international revenue growth.  As long as we continue to supply BMG and our other sublicensees with commercially successful programming, and as BMG becomes more adept with our product catalogue, we believe our international revenues will grow.

Broadcast sales decreased to $544,000 for the year ended March 31, 2004, compared to $1,724,000 for the prior fiscal year.  We continue to place less of an emphasis on acquiring broadcast rights for music programming, due to the high cost of music clearance in relation to the fees broadcasters are willing to pay to air the programming.

Fiscal 2003 Compared to 2002

Domestic Revenue

We primarily attribute the 16.7% growth in domestic revenues in fiscal 2003 to continued unit sales growth of our DVD catalogue and the overall growth in DVD’s popularity.

International Revenue

The 3.2% reduction in comparative international net revenues was primarily due to an additional allowance for sales returns recorded for then-estimated subdistributor returns as a result of the impending change of European distribution from a network of independent subdistributors to BMG.

Although broadcast revenues were higher in fiscal 2003 than 2002, we began to place less of an emphasis on broadcast rights.

Gross Margins

The following table presents consolidated cost of sales by reportable business segment and as a percentage of related segment net revenues for the years ended March 31, 2004, 2003 and 2002, respectively:

	2004	2003	2003	2002

Cost of sales:
Domestic	$57,983	$55,536	$55,536	$43,882
International	4,655	6,630	6,630	7,381
Consolidated	$62,638	$62,166	$62,166	$51,263

			% Change			% Change
As a percentage of segment net revenues:
Domestic	74.0%	71.7%	2.3%	71.7%	66.1%	5.6%
International	71.9	70.2	1.7	70.2	75.6	(5.4)
Consolidated	73.8%	71.5%	2.3%	71.5%	67.3%	4.2%

Consolidated cost of sales for the year ended March 31, 2004, were $62,638,000, or 73.8% of net revenues, compared to $62,166,000, or 71.5% of net revenues, for the year ended March 31, 2003.  Consolidated cost of sales for the year ended March 31, 2002 were $51,263,000, or 67.3% of net revenues.

Fiscal 2004 Compared to 2003

Domestic Gross Margins

The 2.3% reduction in domestic gross margins for fiscal 2004 was primarily due to increased charges to segment cost of sales from increased amortization of royalty advances and adjustments to fair value as a result of lower ultimate revenue forecasts for some of our exclusive programming.  Additionally, the increased market development funds we provide to our retail customers, recorded by us as a reduction to revenues, and writedowns of some inventory titles to the lower-of-cost or market value, also contributed to the decrease in segment gross margins.  We are establishing a dedicated group within our sales department to focus exclusively on our extensive library of previously released programming in an effort to increase catalogue revenues in fiscal 2005.

International Gross Margins

Gross margins as a percentage of net revenues for our international segment decreased 1.7% for fiscal 2004.  Royalties and distribution fees accrued to program suppliers on sublicense and broadcast revenues are higher than those on subdistribution revenues.  For fiscal 2003, gross margins were not only generated from sublicense and broadcast revenues, but also from subdistribution revenues.  Cost of sales of this segment in fiscal 2004 was primarily impacted by fluctuations in the royalties and distribution fees, the primary components of fiscal 2004 cost of sales.  Cost of sales for this segment in fiscal 2003 was impacted not only by fluctuations in royalties and distribution fees, but also by manufacturing costs, music publishing fees and market development funds provided to subdistributors for marketing.  Cost of sales and conversely gross margins will fluctuate in the future based upon revenue performance of individual titles and royalties and distribution fees on a title-by-title basis.

Fiscal 2003 Compared to 2002

Domestic Gross Margins

The 5.6% decrease in domestic gross margins was due to a higher percentage of segment revenues derived from exclusively distributed programming (which generates comparatively lower gross margins than our distribution of exclusively licensed programming) during fiscal 2003 as compared to fiscal 2002.  Additionally, the segment’s gross margins were lower due to increased charges to cost of sales (increased amortization of royalty advances and distribution fee advances and adjustments to fair value) as a result of lower ultimate revenue forecasts for some of our exclusive DVD and VHS titles.  For comparative purposes, fiscal 2002 segment gross margins included a benefit to gross margin of 2.7% for eliminated reserves related to the discontinuation of our domestic laserdisc distribution operations.

International Gross Margins

Gross margins for our international segment increased by 5.4% for fiscal 2003 as compared to the prior year.  In fiscal 2002, we recorded an impairment writedown of $696,000 for the advance royalties paid for the international distribution rights to a line of programming.  The writedown was to the estimated fair value based on lower revised estimated ultimate revenues.  Fiscal 2003 gross margins were negatively affected by adjustments resulting from the change in our method of international video distribution.  We expensed approximately $278,000 to cost of sales for additional sales returns we expect to receive from subdistributors as well as a charge to cost of sales of $202,000 for inventory lower-of-cost or market writedowns.  Also, contributing to lower fiscal 2003 gross margins were nonaccountable advertising and promotional allowances offered to our international subdistributors during fiscal 2003.  We recorded these allowances as a reduction of net revenues in accordance with EITF 01-09.  During fiscal 2002, advertising and promotional expenses were only deducted from purchases after review and approval by the Company and, accordingly, were classified as selling expenses rather than a reduction of revenues.

Selling Expenses

The following tables present consolidated selling expenses by reportable business segment and as a percentage of related segment net revenues for the years ended March 31, 2004, 2003 and 2002, respectively:

	2004	2003	% Change	2003	2002	% Change
	(in thousands)			(in thousands)
Selling expenses:
Domestic	$5,902	$5,010	17.8%	$5,010	$4,471	12.1%
International	184	934	(80.3)	934	1,819	(48.7)
Consolidated	$6,086	$5,944	2.4%	$5,944	$6,290	(5.5)%

As a percentage of segment net revenues:
Domestic	7.5%	6.5%	1.0%	6.5%	6.7%	(0.2)%
International	2.8	9.9	(7.1)	9.9	18.6	(8.7)
Consolidated	7.2%	6.8%	0.4%	6.8%	8.3%	(1.5)%

Fiscal 2004 Compared to 2003

Domestic Selling Expenses

The 17.8% increase in domestic selling expenses was primarily due to increased advertising expenses, specifically print and co-op advertisements promoting our exclusive DVD and CD programming.  We expect advertising and promotional expenditures to continue to increase, as retailers insist on marketing support for our programming once they have committed to purchasing it.  Print and co-op advertising are all increasingly important to creating consumer awareness of our products.  The likelihood of placing product in significant quantity is enhanced with a convincing outlay of marketing funds to increase product awareness and sales.  It is common and increasingly more necessary to spend from seventy cents to in excess of one dollar per unit in order to effectively promote the availability of a higher-profile title at retail.

International Selling Expenses

International selling expenses for fiscal 2004 were 80.3% lower than fiscal 2003 primarily due to expense savings from the closing of the offices of Aviva International, LLC, our 50% controlled joint venture that ceased operations at the end of our third fiscal quarter ended December 31, 2002.  Additional segment expense reductions came from the repurposing of employees previously classified as international selling to the program acquisitions and business development department, classified as general and administrative expenses.  We have significantly reduced marketing and promotion expenditures during fiscal 2004 as a result of the BMG sublicense agreement.  The majority of expenses relating to international DVD selling activities, including marketing and promotion (which were our expenses in fiscal 2003), were borne by BMG as our sublicensee for fiscal 2004.

Fiscal 2003 Compared to 2002

Domestic Selling Expenses

Several of the more significant factors contributing to the 12.1% increase in absolute dollar domestic segment selling expenses for fiscal 2003, as compared to fiscal 2002 are as follows:  Image incurred $621,000 higher personnel costs from adding regional sales personnel and exclusive brand managers during fiscal 2003 as well as annual salary increases.  The regional sales managers were added to seek new customer accounts and more efficiently handle specific territories.  The exclusive brand managers were added to focus on marketing specific brands we exclusively acquire and distribute.  The increase in selling expenses for fiscal 2003 was partially offset by a $149,000 reduction in annual advertising expense.  Our advertising expenditures, on a specific title and line of programming basis, depend on the titles in release and the programs created by the marketing department.

International Selling Expenses

Selling expenses for our international segment decreased 48.7% for fiscal 2003, and as a percentage of segment net revenues, selling expenses were down by 8.7% from fiscal 2002.  We incurred reduced expenses generated by Aviva totaling $431,000, primarily from lower personnel costs and trade show related expenses.  We completed our consolidation of Aviva’s operational responsibilities during the quarter ended December 31, 2002.  Additionally, we reduced advertising and promotional expenses recorded as selling expenses by $619,000. These expense reductions were offset, in part, by a $144,000 increase in segment personnel costs including Image sales personnel responsible for broadcast sales during fiscal 2003 as compared to fiscal 2002.  In fiscal 2003, we provided our European subdistributors market development funds totaling $508,000 based upon a percentage of their purchases, which were recorded as a reduction of revenues recognized.

General and Administrative Expenses

The following tables present consolidated general and administrative expenses by reportable business segment and as a percentage of related segment net revenues for the years ended March 31, 2004, 2003 and 2002, respectively:

	2004	2003	% Change	2003	2002	% Change
	(in thousands)			(in thousands)
General and administrative expenses:
Domestic	$11,937	$9,374	27.3%	$9,374	$9,305	0.7%
International	488	1,153	(57.7)	1,153	874	31.9
Consolidated	$12,425	$10,527	18.0%	$10,527	$10,179	3.4%

As a percentage of segment net revenues:
Domestic	15.2%	12.1%	3.1%	12.1%	14.0%	(1.9)%
International	7.5	12.2	(4.7)	12.2	9.0	3.2
Consolidated	14.6%	12.1%	2.5%	12.1%	13.4%	(1.3)%

Fiscal 2004 Compared to 2003

Domestic General and Administrative Expenses

General and administrative expenses for our domestic segment for the year ended March 31, 2004, were up 27.3% from the year ended March 31, 2003.  We incurred significant expenses in personnel and consulting services in connection with the replacement of our legacy applications system and improvements in our technology infrastructure for the year ended March 31, 2004.  The migration to and maintenance of the Oracle Enterprise Applications software has required us to add additional technical resources, including both internal hires and external consulting.  The continuing infrastructure improvements include a program to upgrade desktop computers, email, data storage and networks.  Many of these expenditures are not capitalizable in accordance with our capitalization policy and include maintenance contracts.  We incurred higher general and administrative expenses in these areas during fiscal 2004 as compared to fiscal 2003 as follows: information technology department personnel costs of $380,000 (additional headcount); outside labor, including consulting, of $172,000; and recruitment, computer maintenance, uncapitalized information technology purchases, and training of $210,000.

We have repurposed employees previously dedicated to our international distribution segment as well as our domestic sales department and transferred them to our program acquisitions and business development department.  With BMG now responsible for European distribution of our exclusive titles, we wanted to strengthen our internal efforts to acquire commercially compelling exclusive programming in multiple genres.  Accordingly, related increased personnel costs of approximately $451,000, previously classified as international segment selling and general and administrative expenses and domestic selling expenses, are now included in this domestic segment general and administrative expenses.

We also increased our personnel costs (including recruitment, consulting and temporary labor expenses) in our accounting and finance departments to handle the increased workload associated with the accounting and reporting requirements of the exclusive distribution agreements added during the current year as well as in the area of credit and collections.  We incurred higher general and administrative expenses in these areas during fiscal 2004 as compared to fiscal 2003 as follows: accounting and finance department personnel costs of $206,000 (additional headcount); outside labor, including consulting and recruitment, of $142,000.

We have incurred increased across-the-board insurance premium costs, which were higher by $372,000 for the year ended March 31, 2004, and increased legal expenses, primarily associated with our efforts to protect our rights to our exclusive programming from infringers, which were higher by $171,000 for the year ended March 31, 2004.

The increased expenses described above as well as general wage increases of $259,000 were the primary reasons for the increase in segment general and administrative expenses for the year ended March 31, 2004.  The trend of higher segment general and administrative expenses is expected to continue for the foreseeable future due to the nature of our initiatives.  Once our information systems are fully upgraded and specific processes are automated, we will expect the information technology and accounting and finance department costs to stabilize.

International General and Administrative Expenses

The 57.7% international segment general and administrative expense reduction for fiscal year 2004 was primarily due to the repurposing of employees into the program acquisitions and business development department within the domestic segment as discussed above.

Fiscal 2003 Compared to 2002

Domestic General and Administrative Expenses

General and administrative expenses for our domestic segment were up 0.7% for fiscal 2003.  As a percentage of segment net revenues, general and administrative expenses for fiscal 2003 were 12.1%, down from 14.0% for fiscal 2002, with part of the decrease due to spreading of fixed costs over higher revenues.  The significant fluctuations in segment general and administrative expense line items for fiscal 2003 as compared to fiscal 2002 are as follows:  the segment incurred a $239,000 increase in insurance premiums, primarily for directors and officers, errors and omissions and property coverage; a $213,000 increase in professional fees; and a $203,000 increase in personnel costs, primarily for increased headcount, annual raises, severance and recruitment fees and other general individually insignificant increases in segment general and administrative expenses.  Offsetting the noted expense increases were significant expensed items in fiscal 2002 that did not occur in fiscal 2003.  In fiscal 2002, the segment incurred a $557,000 bad debt expense increase, primarily for the provision associated with the Valley Media chapter 11 bankruptcy filing, a litigation settlement for $310,000 and a write-off of an investment totaling $150,000.

International General and Administrative Expenses

General and administrative expenses for our international segment increased 31.9% for fiscal 2003.  As a percentage of segment net revenues, general and administrative expenses were up by 3.2% from fiscal 2002.  The segment incurred a $349,000 increase in personnel costs associated with additional dedicated segment personnel and a $99,000 increase in legal and tax professional fees, offset by a $291,000 reduction in expenses generated by Aviva, primarily salaries.  We completed our consolidation of Aviva’s operational responsibilities into Image during the quarter ended December 31, 2002.

Amortization of Production Costs

Amortization of production costs for the year ended March 31, 2004, decreased 7.7% to $3,957,000, or 4.7% of consolidated net revenues, from $4,287,000, or 4.9% of consolidated net revenues, for the year ended March 31, 2003.  Amortization of production costs for the year ended March 31, 2003, decreased 15.4% from $5,065,000, or 6.7% of consolidated net revenues, for the year ended March 31, 2002.  The decrease for fiscal 2004 was primarily due to reduced expenditures relating to work performed on our international DVD titles, which results in reduced amortization.  The decrease in fiscal 2003 was primarily due to reduced per-title production costs charged by Deluxe Media Services, LLC (formerly Ritek Global Media), our exclusive DVD manufacturer.

Other Income and Expenses

Other income for the year ended March 31, 2004, primarily represents foreign currency transaction gains and a minority interest in the net loss of Aviva.  Other expenses for the year ended March 31, 2003, primarily consisted of an impairment charge of $322,000 as a result of the sale and leaseback of our Las Vegas, Nevada real estate, a minority interest in the net earnings of Aviva of $573,000, and $121,000 representing the fair value (based on a Black-Scholes valuation) of the warrant issued to IIC in connection with the partial conversion of their subordinated note payable in March 2003, net of foreign currency transaction gains for fiscal 2003 of $318,000.  Other expense for fiscal 2002 was $192,000 which represents foreign currency transaction losses of $210,000, net of $18,000 of minority interest expense in the net loss of Aviva.

Interest Expense

Interest expense, net of interest income, for the year ended March 31, 2004, decreased 39.8% to $818,000, or 1.0% of consolidated net revenues, from $1,359,000, or 1.6% of consolidated net revenues, for the year ended March 31, 2003.  Interest expense, net of interest income, for the year ended March 31, 2003, decreased 20.6% from $1,711,000, or 2.2% of consolidated net revenue for fiscal 2002.  The decrease was attributable to lower weighted average outstanding debt levels during fiscal 2004 compared to fiscal 2003 and weighted average debt and interest rate levels during fiscal 2003 as compared to fiscal 2002.  Our weighted average interest rate for fiscal 2003 and fiscal 2002 was 6.7% and 7.0%, respectively.

Income Taxes

Income taxes are accounted for under the asset and liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.   We must assess the likelihood that our deferred tax assets will be recovered from future taxable income, and to the extent that it is more likely than not that all, or a portion, of such deferred tax assets will not be realized, we must establish a valuation allowance.  The establishment, or increase, of a valuation allowance increases income tax expense for such year.

In assessing the realizability of a deferred tax asset, Statement of Financial Accounting Standards (SFAS) No. 109 requires that all available evidence, both positive and negative, be considered to determine whether, based on the weight of that evidence, a valuation allowance is needed.  SFAS No. 109 further provides that “cumulative losses in recent years” are significant pieces of negative evidence to overcome when determining whether it is “more likely than not” that the recorded deferred tax assets will be realized in the future by reducing future income taxes payable.  Such cumulative losses from prior years must be considered on a pretax consolidated basis from all operations.  In addition to current year pretax losses for both continuing and discontinued operations, we also incurred aggregate net pretax losses for fiscal years 2003 and 2002.  Accordingly, during the current fiscal year we established a valuation allowance against 100% of our net deferred tax assets, which are composed primarily of operating loss carryforwards, resulting in a current year tax expense of $6,244,000.  The valuation allowance was recorded in the third quarter primarily as a result of operating losses sustained during our normally seasonally strong third quarter as well as its then-expected impact on the full fiscal year results of operations.

Even though we have fully reserved our net deferred tax assets for book purposes, we would still be able to utilize them to reduce future income taxes payable, should we have future earnings.  To the extent such deferred tax assets relate to NOL carryforwards, the ability to use such NOLs against future earnings will be subject to applicable carryforward periods.

We recorded income tax expense from continuing operations of $1,306,000 for fiscal year 2003.  Included as a component of income tax expense is a provision for a valuation allowance against our deferred tax assets of $551,000.  The valuation allowance fully reserved foreign tax credit carryforwards which have a 5-year carryforward period.    Also during 2003 we allocated an income tax benefit of $618,000 to discontinued operations.  We recorded income tax expense of $562,000 for fiscal year 2002 and allocated an income tax benefit of $602,000 to discontinued operations.

Earnings (Loss) from Continuing Operations

Loss from continuing operations, including the tax expense to record a valuation allowance against our deferred tax assets, was $7,115,000, or $.39 per diluted share, for the year ended March 31, 2004.  Earnings from continuing operations were $642,000, or $.04 per diluted share, for the year ended March 31, 2003.  Earnings from continuing operations were $873,000, or $.06 per diluted share, for the year ended March 31, 2002.

Loss from Discontinued Operations

Loss from discontinued operations of $2,441,000 comprises a loss from operations of $1,742,000 and a loss on sale of $699,000 for the year ended March 31, 2004, as compared to a pretax loss from operations of $1,714,000 for the year ended March 31, 2003.  Pretax loss from operations for fiscal 2002 was $1,670,000.  During fiscal 2003 and 2002, an income tax benefit of $618,000 and $602,000, respectively, was allocated to discontinued operations.

Consolidated Losses

Consolidated loss before cumulative effect of accounting change for fiscal 2004 and 2003 was $9,556,000, or $.52 per diluted share, and $454,000, or $.03 per diluted share, respectively.  During fiscal 2003 a cumulative effect of accounting change of $3,766,000, or $.22 per diluted share, net of income tax benefit of $2,231,000, was recorded resulting in a consolidated net loss of $4,220,000, or $.25 per diluted share.  The consolidated net loss for fiscal 2002 was $195,000, or $.01 per diluted share.

Inflation

Management believes that inflation is not a material factor in the operation of our business at this time.

Recently Issued Accounting Pronouncements

In December 2003, the SEC issued Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition, which codifies, revises and rescinds portions of SAB No. 101, Revenue Recognition, in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The changes noted in SAB No. 104 did not have a material effect on our consolidated results of operations, consolidated financial position or consolidated cash flows.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.  SFAS No. 150 establishes standards for how an issuer classifies and measures financial instruments with characteristics of both liabilities and equity.  It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances).  SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003.  The adoption of this statement did not have a material impact on our financial condition or results of operations.

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

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Board No. 51, which addresses consolidation by business enterprises of variable interest entities (VIEs) either: (1) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support; or (2) in which the equity investors lack an essential characteristic of a controlling financial interest. In December 2003, the FASB completed deliberations of proposed modifications to FIN 46 (Revised Interpretations) resulting in multiple effective dates based on the nature as well as the creation date of the VIE. VIEs created after January 31, 2003, but prior to January 1, 2004, may be accounted for either based on the original interpretation or the Revised Interpretations.  VIEs created after January 1, 2004, must be accounted for under the Revised Interpretations. Special Purpose Entities (SPEs) created prior to February 1, 2003, may be accounted for under the original or revised interpretation’s provisions.  Non-SPEs created prior to February 1, 2003, should be accounted for under the Revised Interpretation’s provisions. The Revised Interpretations are effective for periods after June 15, 2003, for VIEs in which the Company holds a variable interest it acquired before February 1, 2003. For entities acquired or created before February 1, 2003, the Revised Interpretations are effective no later than the end of the first reporting period that ends after March 15, 2004, except for those VIEs that are considered to be special-purpose entities, for which the effective date is no later that the end of the first reporting period that ends after December 31, 2003. The adoption of FIN 46 and the Revised Interpretations did not have an impact on the consolidated financial statements.

ITEM 7A.                                            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Fluctuations.  At March 31, 2004, approximately $10.5 million of our outstanding borrowings are subject to changes in interest rates; however, we do not use derivatives to manage this risk.  This exposure is linked to the prime rate and LIBOR.  We believe that moderate changes in the prime rate or LIBOR would not materially affect the operating results or financial condition of the Company.  For example, a 1% change in interest rates would result in an approximate $105,000 annual impact on pretax income (loss) based upon those outstanding borrowings at March 31, 2004.

Foreign Exchange Rate Fluctuations.  At March 31, 2004, approximately $50,000 of our accounts receivable related to international distribution and were denominated in foreign currencies subject to future foreign exchange rate risk.  We distribute some of our licensed DVD and VHS programming (for which we have international distribution rights) internationally through international subdistributors and sublicensees.  Additionally, we exploit international broadcast rights to our licensed entertainment programming (for which we have international broadcast rights).  We believe that moderate changes in the foreign exchange rates will not materially affect our operation results or financial condition.  For example, a 10% change in exchange rates would result in an approximate $5,000 impact on pretax income (loss) based upon those outstanding receivables at March 31, 2004.  To date, we have not entered into foreign currency exchange contracts.

ITEM 8.                                                     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Image Entertainment, Inc.:

We have audited the consolidated financial statements of Image Entertainment, Inc. and subsidiaries as listed in the accompanying index.  In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index.  These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Image Entertainment, Inc. and subsidiaries as of March 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2004 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

On April 1, 2002, the Company adopted Financial Accounting Standards Board Statement No. 142, Accounting for Goodwill.

(signed) KPMG LLP

Los Angeles, CA

June 25, 2004

CONSOLIDATED BALANCE SHEETS

March 31, 2004 and 2003

ASSETS

(In thousands)	2004	2003
Current assets:
Cash	$540	$2,672
Accounts receivable, net of allowances of $7,413 – 2004; $6,070 – 2003	21,742	20,454
Inventories (Note 5)	13,725	13,275
Royalty and distribution fee advances	7,540	8,666
Prepaid expenses and other assets	887	719
Deferred tax assets, net (Note 13)	—	1,535
Assets held for sale or abandoned	—	2,944
Total current assets	44,434	50,265
Noncurrent inventories, principally production costs (Note 5)	2,604	2,755
Noncurrent royalty and distribution advances	11,037	10,230
Noncurrent deferred tax assets, net (Note 13)	—	4,709
Property, equipment and improvements, net (Notes 6 and 9)	5,782	5,972
Other assets	275	320
	$64,132	$74,251

See accompanying notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

March 31, 2004 and 2003

LIABILITIES AND SHAREHOLDERS’ EQUITY

(In thousands, except share data)	2004	2003
Current liabilities:
Accounts payable	$8,124	$8,934
Accrued liabilities	2,472	2,211
Accrued royalties and distribution fees	9,255	7,496
Accrued music publishing fees	5,196	4,256
Deferred revenue (Note 3)	3,360	3,837
Revolving credit facility (Note 7)	10,218	10,520
Current portion of long-term debt (Note 8)	1,592	1,591
Current portion of capital lease obligations (Note 9)	247	569
Total current liabilities	40,464	39,414
Long-term debt, less current portion (Note 8)	1,224	2,816
Capital lease obligations, less current portion (Note 9)	109	356
Total liabilities	41,797	42,586
Commitments and Contingencies (Notes 7, 8, 9 and 10)
Shareholders’ equity (Notes 8 and 11):
Preferred stock, $1 par value, 3,366,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value, 30,000,000 shares authorized; 18,268,000 and 18,225,000 issued and outstanding in 2004 and 2003, respectively	33,142	32,916
Additional paid-in capital	3,774	3,774
Accumulated deficit	(14,581)	(5,025)
Net shareholders’ equity	22,335	31,665
	$64,132	$74,251

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended March 31, 2004, 2003 and 2002

(In thousands, except per share data)	2004	2003	2002
NET REVENUES	$84,840	$86,929	$76,135
OPERATING COSTS AND EXPENSES:
Cost of sales	62,638	62,166	51,263
Selling expenses	6,086	5,944	6,290
General and administrative expenses	12,425	10,527	10,179
Amortization of production costs	3,957	4,287	5,065
Amortization of goodwill	—	—	—
	85,106	82,924	72,797
EARNINGS (LOSS) FROM OPERATIONS	(266)	4,005	3,338
OTHER EXPENSES (INCOME):
Interest expense	818	1,359	1,711
Other (Notes 4, 6 and 14)	(213)	698	192
	605	2,057	1,903
EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(871)	1,948	1,435
INCOME TAX EXPENSE (Notes 13 and 14)	6,244	1,306	562
EARNINGS (LOSS) FROM CONTINUING OPERATIONS	(7,115)	642	873
DISCONTINUED OPERATIONS:
Loss from operations of discontinued retail distribution segment (less applicable income tax benefit of $618 in 2003 and of $602 in 2002)	(1,742)	(1,096)	(1,068)
Loss on sale of retail distribution segment	(699)	—	—
LOSS FROM DISCONTINUED OPERATIONS	(2,441)	(1,096)	(1,068)
LOSS BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	(9,556)	(454)	(195)
CUMULATIVE EFFECT OF ACCOUNTING CHANGE, NET OF INCOME TAX BENEFIT OF $2,231	—	(3,766)	—
NET LOSS	$(9,556)	$(4,220)	$(195)
NET EARNINGS (LOSS) PER SHARE:
Continuing operations – basic and diluted	$(.39)	$.04	$.06
Discontinued operations – basic and diluted	(.13)	(.07)	(.07)
Cumulative effect of accounting change, net – basic and diluted	—	(.22)	—
Net loss – basic and diluted	$(.52)	$(.25)	$(.01)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	18,250	16,812	15,821
Diluted	18,250	17,002	15,898

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Notes 8, 11 and 13)

For the Years Ended March 31, 2004, 2003 and 2002

(In thousands)	Common Stock		Additional Paid-In Capital	Accumulated Deficit
	Shares	Amount
BALANCES, March 31, 2001	15,849	$29,765	$3,320	$(610)
Repurchase of common stock	(47)	(114)	—	—
Issuance of restricted stock units	26	199	—	—
Issuance of stock warrant	—	—	143	—
Net loss	—	—	—	(195)

BALANCES, March 31, 2002	15,828	29,850	3,463	(805)
Issuance of common stock	2,369	2,861	—	—
Issuance of restricted stock units	26	201	—	—
Exercise of options	2	4	—	—
Issuance of stock warrants	—	—	311	—
Net loss	—	—	—	(4,220)

BALANCES, March 31, 2003	18,225	32,916	3,774	(5,025)
Issuance of restricted stock units	20	186	—	—
Exercise of options	23	40	—	—
Net loss	—	—	—	(9,556)

BALANCES, March 31, 2004	18,268	$33,142	$3,774	$(14,581)

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended March 31, 2004, 2003 and 2002

(In thousands)	2004	2003	2002
CASH FLOWS FROM CONTINUING OPERATING ACTIVITIES:
Net loss	$(9,556)	$(4,220)	$(195)
Adjustments to reconcile net loss to net cash provided by (used in) continuing operating activities:
Loss from discontinued operations, net of tax benefit in 2003 and 2002	1,742	1,096	1,068
Loss on sale of discontinued retail distribution segment	699	—	—
Cumulative effect of accounting change, net of deferred tax benefit of $2,231	—	3,766	—
Amortization of production costs	3,957	4,287	5,065
Amortization of goodwill	—	—	509
Depreciation and other amortization	2,313	2,314	2,222
Amortization of stock warrant and restricted stock units	132	394	286
Provision for lower of cost or market inventory writedowns	766	307	324
Provision for estimated doubtful accounts receivable	72	108	597
Impairment charge- Las Vegas, Nevada real estate	—	322	—
Loss on disposal of assets	7	106	—
Deferred income taxes – continuing operations	6,244	1,030	431
Changes in assets and liabilities associated with continuing operating activities:
Accounts receivable	(1,360)	(2,232)	(4,698)
Inventories	(1,694)	(333)	(304)
Royalty and distribution fee advances	319	(680)	(4,496)
Production cost expenditures	(3,328)	(4,395)	(4,743)
Prepaid expenses and other assets	(123)	914	(12)
Accounts payable, accrued royalties, fees and liabilities	2,204	(572)	(11)
Deferred revenue	(477)	3,837	—
Net cash provided by (used in) continuing operating activities	1,917	6,049	(3,957)
CASH FLOWS FROM CONTINUING INVESTING ACTIVITIES:
Capital expenditures	(2,140)	(1,463)	(187)
Net proceeds from sale of land	—	5,668	—
Net cash provided by (used in) continuing investing activities	(2,140)	4,205	(187)
CASH FLOWS FROM CONTINUING FINANCING ACTIVITIES:
Borrowings under revolving credit facility	$92,874	$106,592	$93,716
Repayments of borrowings under revolving credit facility	(93,176)	(106,192)	(86,199)
Repayments of long-term debt	(1,591)	(8,487)	(1,451)
Principal payments under capital lease obligations	(569)	(637)	(415)
Borrowings under long-term debt	—	—	244
Issuance of common stock	—	2,000	—
Repurchase of common stock	—	—	(114)
Exercise of employee stock option	40	3	—
Net cash (used in) provided by continuing financing activities	(2,422)	(6,721)	5,781
INCREASE (DECREASE) IN CASH:	(2,645)	3,533	1,637
Cash provided by (used in) discontinued operations	513	(1,164)	(1,940)
NET INCREASE (DECREASE) IN CASH:	(2,132)	2,369	(303)
Cash at beginning of year	2,672	303	606
Cash at end of year	$540	$2,672	$303
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$833	$1,481	$1,311
Income taxes	$6	$10	$—

See accompanying notes to consolidated financial statements

SUPPLEMENTAL DISCLOSURES OF NONCASH OPERATING, INVESTING AND FINANCING ACTIVITIES:

In March 2003, the Company issued 567,568 shares of its unregistered common stock to retire the remaining $1,050,000 in principal due under the convertible subordinated note payable with Image Investors Co., the Company’s largest shareholder.  In connection with the partial conversion of the note, the Company issued Image Investors Co. a warrant to purchase up to 100,000 shares of the Company’s unregistered common stock at $2.04. The fair value of the warrant on the issuance date, $121,000, was calculated using the Black-Scholes valuation model and was recorded as other expenses in the accompanying consolidated statement of operations for fiscal 2003 and additional paid in capital in the accompanying consolidated balance sheets at March 31, 2004 and 2003.

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

On June 30, 2003 and July 1, 2002, the Company issued 19,577 and 19,884 shares of common stock, respectively, to officers (net of shares withheld for payment of related income taxes) in connection with the vesting of restricted stock units.  The Company increased common stock at June 30, 2003 and July 1, 2002 by approximately $186,000 and $190,000, respectively, such amounts representing the value of the total vested shares as of the respective grant dates less the value of shares withheld for payment of related income taxes on the vesting dates.

See accompanying notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Basis of Presentation and Summary of Significant Accounting Policies.

Basis of Presentation and Principles of Consolidation.  The accompanying consolidated financial statements include the accounts of Image Entertainment, Inc. (“Image”), its subsidiaries DVDPlanet, Inc. and Aviva International, LLC (collectively, “Image” or the “Company”).  All significant inter-company balances and transactions have been eliminated in consolidation.  Aviva International, LLC ceased active operations effective December 31, 2002.  DVDPlanet ceased operations in December 2003 subsequent to the sale of substantially all of its assets.  See “Note 2. Discontinued Operations – Sale of DVD Planet” and “Note 4. Current Status of Aviva International, LLC Operations”.

Business.  The Company is engaged primarily in the domestic acquisition and wholesale distribution of a broad range of programming for release on DVD and in other home entertainment formats, via exclusive license and distribution agreements.  We also distribute our exclusive DVD programming internationally, primarily by relying on sublicensees (particularly BMG), from whom we receive revenues in the form of royalty income.

Use of Estimates in Preparation of Financial Statements.  The preparation of the Company’s consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements.  The significant areas requiring the use of management estimates are related to provisions for lower-of-cost or market inventory writedowns, doubtful accounts receivables, unrecouped royalty and distribution fee advances, valuation of deferred taxes, and sales returns.  Although these estimates are based on management’s knowledge of current events and actions management may undertake in the future, actual results may ultimately differ from those estimates.

Fair Value of Financial Instruments.  The carrying amount of the Company’s financial instruments, which principally include cash, trade receivables, accounts payable and accrued expenses, approximates fair value due to the relatively short maturity of such instruments.

The fair value of the Company’s debt instruments approximate the amount of future cash flows associated with each instrument.  At March 31, 2004 and 2003, the carrying value of all financial instruments was not materially different from fair value, as the fixed rate debt approximates rates currently available to the Company.

Revenue Recognition.  All revenue is recognized upon meeting all the recognition requirements of American Institute of Certified Public Accountants Statement of Position (“SOP”) 00-2, Accounting by Producers or Distributors of Films and Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition.  Revenues from home video distribution are recognized, net of an allowance for estimated returns, as well as related costs, in the period in which the product is available for sale by the Company’s customers (at the point that title and risk of loss transfer to the customer, which is generally upon receipt by the customer and in the case of new releases, after “street date” restrictions lapse).  Revenues from domestic and international broadcast licensing and home video sublicensing, as well as associated costs, are recognized when the programming is available to the licensee and other recognition requirements of SOP 00-2 are met.  Fees received in advance of availability, usually in the case of advances received from BMG, other international sublicensees and for broadcast programming, are deferred until other revenue recognition requirements have been satisfied.  As of March 31, 2004, deferred revenue totaled $3,360,000.  In all instances, provisions for uncollectible accounts receivable are provided at the time of sale.

Inventories.  Inventories consist primarily of finished products for sale (which are stated at the lower-of-cost or market, with cost being determined on an average cost basis) and unamortized non-recoupable production costs.

Non-Recoupable Production Costs.  The costs to produce licensed programming for domestic and international distribution include the cost of converting film prints or tapes into the optical disc format.  Costs also include menu design, authoring, compression, subtitling, closed captioning, service charges related to disc manufacturing, ancillary material production, product packaging design and related services and the overhead of the Company’s creative services and production departments.  A percentage of the capitalized production costs is amortized to expense each month based upon (i) a projected revenue stream resulting from distribution of new and previously released exclusive programming related to such production costs and (ii) management’s estimate of the ultimate net realizable value of the production costs.  Estimates of future revenues are reviewed periodically and amortization of production costs is adjusted accordingly.  If estimated future revenues are not sufficient to recover the unamortized balance of production costs, such costs are reduced to their estimated fair value.

Royalty and Distribution Fee Advances, Recoupable Production Advances.  Royalty and distribution fee advances represent fixed minimum payments made to program suppliers for exclusive programming distribution rights.  A program supplier’s share of exclusive program distribution revenues is retained by the Company until the share equals the advance(s) paid to the program supplier plus recoupable production costs.  Thereafter, any excess is paid to the program supplier.  In the event of an excess, the Company records, as a cost of sales, an amount equal to the program supplier’s share of the net distribution revenues.  Royalty and distribution fee advances are charged to operations as revenues are earned.  Royalty distribution fee advances and recoupable production costs are amortized to expense in the same ratio that current period revenue for a title or group of titles bear to the estimated remaining unrecognized ultimate revenue for that title.  Revenue and cost forecasts are continually reviewed by management and revised when warranted by changing conditions.  When estimates of total revenues and costs indicated that an individual title or group of cross-collateralized titles which the Company exploits via home entertainment formats such as home video, CD or broadcast, will result in an ultimate loss, an impairment charge is recognized to the extent that capitalized advance royalties and distribution fees and recoupable production costs exceed estimated fair value, based on discounted cash flows, in the period when estimated.

Property, Equipment and Improvements.  Property, equipment and improvements are stated at cost less accumulated depreciation and amortization.  Major renewals and improvements are capitalized; minor replacements, maintenance and repairs are charged to current operations.  Some costs in developing internal use software are capitalized pursuant to the SOP 98-1, Accounting for Costs of Computer Software Developed or Obtained for Internal Use.  Depreciation and amortization are computed by applying the straight-line method over the estimated useful lives of the machinery, equipment and software (3-7 years).  Leasehold improvements are amortized over the shorter of the useful life of the improvement or the life of the related lease.

Advertising Costs.  The Company’s advertising expense comprises expenditures related to advertising in trade and consumer publications, product brochures and catalogs, booklets for sales promotion, radio advertising and other promotional costs.  In accordance with SOP 93-7, Reporting on Advertising Costs, the Company expenses advertising costs in the period in which the advertisement takes place.  The costs of trade and consumer advertising space is capitalized and reported as expense in the period the space is used.  Product brochures and catalogs and various other promotional costs are capitalized and amortized over the expected period of future benefit, but generally not exceeding six months.  At March 31, 2004 and 2003, prepaid advertising costs for Image were $224,000 and $271,000, respectively.  For fiscal 2004, 2003 and 2002, advertising and promotion expense was $2,445,000, $1,530,000 and $2,341,000, respectively.

Market Development Funds.  In accordance with Emerging Issues Task Force (“EITF”) 01-09, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products, the Company has classified market development funds, including funds for specific product positioning, deducted from payment for purchases by customers as a reduction to revenues.  The following reductions to consolidated net revenues and selling expenses have been made in accordance with the guidelines of this issue:  $2,437,000 for 2004, $1,886,000 for 2003 and $1,019,000 for 2002.

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

Major Customers.  On a consolidated basis, Best Buy and AEC One-Stop accounted for 16.5% and 12.0% of fiscal 2004 sales, respectively.  Best Buy and Musicland (which was owned by Best Buy through June 16, 2003) together accounted for 21.1% and 19.1% of fiscal 2003 and 2002 net revenues, respectively.  No other customers accounted for more than 10% of net revenues in fiscal 2004, 2003 and 2002.

Goodwill.  In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, and No. 142, Goodwill and other Intangible Assets.

SFAS No. 141 requires that the purchase method be used for all business combinations initiated after June 30, 2001.  SFAS No. 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment.  The amortization of goodwill ceases upon adoption of SFAS No. 142.  Image adopted the new rules for measuring the impairment of goodwill and various intangible assets on April 1, 2002.

During its fourth quarter ended March 31, 2002,  the carrying value of Image’s acquired goodwill was determined to be impaired pursuant to the new valuation guidelines of SFAS No. 142.  The adoption of SFAS No. 142 resulted in a charge of $3,766,000, or $.22 per diluted share, net of an income tax benefit of $2,231,000.  The impairment charge was recorded as a cumulative effect of a change in accounting principle, net of the income tax benefit, in the accompanying consolidated statement of operations for fiscal 2003.  As a result of this writedown, DVDPlanet has no remaining goodwill.  Prior to the adopting the new valuation guidelines of SFAS No. 142, the Company accounted for goodwill under SFAS No. 121.  Under SFAS No. 121, projected undiscounted cash flows expected from DVDPlanet exceeded the recorded carrying value of DVDPlanet.  Accordingly, the Company did not have any goodwill in periods subsequent to the impairment.

Long-Lived Assets.  The Company reviews for the impairment of long-lived and specific, identifiable intangible assets whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.  An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount.

Prior to the ultimate sale of the Company’s Las Vegas, Nevada warehouse and distribution facility and adjacent vacant land, the Company wrote down the net book value of the land and building to approximate the estimated sales price less estimated related transactional costs.  The impairment charge totaled $322,000 and is included as a component of other expenses in the accompanying statement of operations for fiscal 2003.  See “Note 6.  Property, Equipment and Improvements.”  No impairment charges were recorded during fiscal 2004 and 2002.

Foreign Currency Transactions.  Foreign currency denominated transactions are recorded at the exchange rate in effect at the time of occurrence, and the gains or losses resulting from subsequent translation of the corresponding receivable or payable at current exchange rates are included as a component of other income and expenses in the accompanying statements of operations.

Income Taxes.  The Company accounts for income taxes pursuant to the provisions of SFAS No. 109, Accounting for Income Taxes, whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases and the future tax benefits derived from operating loss and tax credit carryforwards.  The Company provides a valuation allowance on its deferred tax assets when it is more likely than not that such deferred tax assets will not be realized.  The Company has provided a valuation allowance against 100% of its net deferred tax assets as of March 31, 2004.

Earnings Per Share.  Basic earnings per share is computed using the weighted average number of common shares outstanding during the period.  Diluted earnings per share is computed using the combination of dilutive common share equivalents and the weighted average shares outstanding during the period.

Comprehensive Income.  Comprehensive income is the change in equity of a business enterprise during a period resulting from transactions and all other events and circumstances from non-owner sources.  The Company did not have components of comprehensive income during the three years ended March 31, 2004.

Stock Options.              The Company accounts for stock options granted to employees in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.  Because the exercise price of all options granted by the Company was greater than or equal to the market price of the underlying common stock on the date of the grant, no compensation expense is recognized.  Total compensation cost recognized for stock-based employee compensation awards under restricted stock grants, net of cancellations, is added back to the Company’s consolidated net loss, and reported in the table below.  Compensation expense related to stock options granted to non-employees is accounted for under SFAS No. 123, Accounting for Stock-Based Compensation, which requires us to recognize an expense based on the fair value of the related awards.  If the Company had accounted for stock options issued to employees in accordance with SFAS No. 123, its pro forma net income and earnings per share would have been reported as follows:

(In thousands, except per share data)	2004	2003	2002

Consolidated net loss, as reported	$(9,556)	$(4,220)	$(195)
Add: Stock-based employee compensation expense included in the reported consolidated net earnings (loss), net of related tax effects	—	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(536)	(195)	(296)

Pro forma consolidated net loss	$(10,092)	$(4,415)	$(491)

Consolidated net loss per share:
As reported
Basic	$(.52)	$(.25)	$(.01)
Diluted	$(.52)	$(.25)	$(.01)
Pro forma
Basic	$(.55)	$(.26)	$(.03)
Diluted	$(.55)	$(.26)	$(.03)

The fair value of the options at the date of grant was estimated using the Black-Scholes model with the following assumption:

	2004	2003	2002
Expected life (years)	5.0	5.0	5.0
Interest rate	3.03-3.52%	1.20%	3.91%
Volatility	74-79%	79%	83%
Dividend yield	0.00%	0.00%	0.00%

Recently Issued Accounting Standards.  In December 2003, the SEC issued SAB No. 104, Revenue Recognition, which codifies, revises and rescinds portions of SAB No. 101, Revenue Recognition, in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The changes noted in SAB No. 104 did not have a material effect on our consolidated results of operations, consolidated financial position or consolidated cash flows.

In May 2003, the FASB issued SFAS No.150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.  SFAS No. 150 establishes standards for how an issuer classifies and measures financial instruments with characteristics of both liabilities and equity.  It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances).  SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003.  The adoption of this statement did not have a material impact on our financial condition or results of operations.

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

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Board No. 51, which addresses consolidation by business enterprises of variable interest entities ( “VIEs”) either: (1) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support; or (2) in which the equity investors lack an essential characteristic of a controlling financial interest. In December 2003, the FASB completed deliberations of proposed modifications to FIN 46 (“Revised Interpretations”) resulting in multiple effective dates based on the nature as well as the creation date of the VIE. VIEs created after January 31, 2003, but prior to January 1, 2004, may be accounted for either based on the original interpretation or the Revised Interpretations.  VIEs created after January 1,

2004 must be accounted for under the Revised Interpretations. Special Purpose Entities (“SPEs”) created prior to February 1, 2003 may be accounted for under the original or revised interpretation’s provisions.  Non-SPEs created prior to February 1, 2003, should be accounted for under the Revised Interpretation’s provisions. The Revised Interpretations are effective for periods after June 15, 2003 for VIEs in which the Company holds a variable interest it acquired before February 1, 2003. For entities acquired or created before February 1, 2003, the Revised Interpretations are effective no later than the end of the first reporting period that ends after March 15, 2004, except for those VIEs that are considered to be special-purpose entities, for which the effective date is no later that the end of the first reporting period that ends after December 31, 2003. The adoption of FIN 46 and the Revised Interpretations did not have an impact on the consolidated financial statements.

In June 2001, FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets.  SFAS No. 141 requires that the purchase method be used for all business combinations initiated after June 30, 2001.  SFAS No. 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment.  The amortization of goodwill ceases upon adoption of SFAS No. 142.  Image adopted the new rules for measuring the impairment of goodwill and various intangible assets on April 1, 2002.  The adoption of SFAS No. 142 resulted in a one-time, noncash, charge of $3,766,000, or $.22 per diluted share, net of an income tax benefit of $2,231,000.  The impairment charge is recorded as a cumulative effect of a change in accounting principle, net of the tax benefit, in the accompanying consolidated statement of operations for fiscal 2003.  As a result of this writedown, DVDPlanet, and the Company, have no remaining goodwill.

The following table summarizes the impact of the implementation of SFAS No. 142 on the Company’s statements of operations:

	Fiscal Year-Ended March 31,
(In thousands, except per share data)	2004	2003	2002

Reported loss before cumulative effect of accounting change	$(9,556)	$(454)	$(195)
Add back: goodwill amortization, net of related $183,000 tax benefit for fiscal 2002	—	—	326
Adjusted earnings (loss) before cumulative effect of accounting change	(9,556)	(454)	131
Cumulative effect of accounting change, net of tax benefit of $2,231	—	(3,766)	—
Adjusted net earnings (loss)	$(9,556)	$(4,220)	$131

Diluted earnings (loss) per share:
Reported earnings (loss) before cumulative effect of accounting change	$(.52)	$(.03)	$(.01)
Goodwill amortization, net of tax benefit	—	—	.02
Adjusted earnings (loss) before cumulative effect of accounting change	(.52)	(.03)	.01
Cumulative effect of accounting change	—	(.22)	—
Adjusted net earnings (loss) per share	$(.52)	$(.25)	$.01

Reclassifications.  Some fiscal 2003 balances have been reclassified to conform with the fiscal 2004 presentation.

Note 2.  Discontinued Operations – Sale of DVDPlanet.

On September 23, 2003, Image’s wholly-owned subsidiary DVDPlanet, Inc., sold substantially all of its assets to Planet Entertainment, Inc., a subsidiary of Infinity Resources, Inc. (“Infinity”) for approximately $2,644,000 in net proceeds in connection with the sale: $1,655,000 from the sale of the net assets, and $989,000 in accelerated payments for purchased inventory under the June 2003 fulfillment agreement between DVDPlanet and I-Serve Direct Commerce Services, Inc. (also a subsidiary of Infinity).  Image received $2,354,000 on September 23, 2003, ($1,424,000 of which was attributable to the asset sale), and $290,000 in October 2003 ($231,000 of which represented the remaining amount due on the sale).  DVDPlanet’s cash, accounts receivable, accounts payable and accrued expenses on the date of sale were retained by the Company.  The Company incurred a loss of approximately $699,000 on the sale of the assets.  The Company expensed approximately $293,000 in remaining severance-related compensation liability in connection with the sale during the quarter ended December 31, 2003, which is included as a component of the loss from discontinued operations for the year ended March 31, 2004.

The following is summary financial information for the Company’s discontinued retail distribution segment for the three years ended March 31, 2004:

(In thousands)	2004	2003	2002

Net revenues	$8,991	$21,264	$18,678
Pretax loss from discontinued operations	(1,742)	(1,714)	(1,670)
Pretax loss from the sale of the retail distribution segment	(699)	—	—
Income tax benefit	—	618	602
Net loss from discontinued operations	$(2,441)	$(1,096)	$(1,068)

Assets held for sale or abandoned with respect to the discontinued retail distribution segment included in the consolidated balance sheets as of March 31, 2004 and 2003 were as follows:

(In thousands)	2004	2003
Accounts receivable	$—	$—
Inventories	—	1,982
Property, plant and equipment, net	—	878
Other	—	84
Assets held for sale or abandoned	$—	$2,944

Note 3.  Transition of International Sales to BMG.

During fiscal 2004, we completed our transition of international distribution of our exclusive DVD programming previously performed by a network of independent subdistributors to BMG Music International Service, GmbH (“BMG”) under a January 2003 five-year sublicense agreement.

Image received an initial $3.0 million royalty advance under the BMG agreement in March 2003, fully recoupable from revenues generated by BMG against quarterly royalties due to Image under the agreement.  Based upon actual quarterly sales of Image programming in the territories, BMG recoups quarterly royalties due Image from the $3.0 million previously advanced to Image.  BMG provides additional quarterly royalty advances so that for the first three years of the agreement term, the outstanding royalty advance to Image at any given time is a constant $3.0 million.  During the first three quarters of the fourth year of the term, BMG will reduce, through recoupment, the outstanding royalty advance to Image to $1.5 million.  Once the entire royalty advance is recouped, BMG will continue to pay quarterly royalties to Image based on revenues generated.  During the fourth quarter of the fourth year, BMG may recoup the entire remaining balance of $1.5 million by not re-advancing royalties quarterly.  The agreement contains a formula to pay an additional lesser advance at the beginning of the fifth and final year of the term which is to be recouped by BMG during that year.  Image must repay any outstanding unrecouped royalty advance within 30 days following the final BMG reporting at the conclusion of BMG’s sell-off period following the expiration of the five-year term.  Royalty advances received from BMG are recorded as deferred revenue until earned.

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

Under the BMG agreement, BMG committed to purchase the Company’s international DVD inventory, which would include any inventory repurchased from the subdistributors, at the Company’s manufacturing price (for disc and case only—excluding booklets and inserts).  The Company recorded a charge during fiscal 2003 of $174,000, to provide for the difference between the ultimate purchase price of the inventory paid or credited to the subdistributors upon the expiration of their respective terms and the manufacturing cost paid to the Company by BMG for that inventory.  At March 31, 2003, the Company accrued for estimated subdistributor returns resulting in a reduction of revenues and gross margin of $831,000 and $278,000, respectively, and accrued for the writedown (to BMG purchase cost) of the inventory to be returned by the subdistributors, as well as inventory held at our Germany-based warehousing agent, representing an incremental charge to cost of sales of $202,000 during the fourth quarter ended March 31, 2003.

The Company’s accounting for international generated revenues differs under the BMG agreement because the revenues are generated under a sublicense agreement, rather than the subdistribution agreements previously in place.

Under its subdistribution agreements, Image recorded net revenues based upon the selling price of its programming sold to its distribution network customers.  Image recorded as cost of sales, the actual manufacturing/packaging cost, shipping cost, royalties/distribution fees and music publishing.  Under the BMG agreement, Image records royalty income as revenue based upon royalties it receives from BMG.  Royalty income is recorded in the period in which the product is sold by BMG.  Image reports as cost of goods sold, the royalties or distribution fees accrued to its licensors or program suppliers as calculated against the royalties Image receives from BMG.  The majority of international selling and marketing expenses are now borne by BMG.  Additionally, BMG is responsible for manufacturing and packaging costs as well as music publishing.

Note 4.  Current Status of Aviva International, LLC Operations.

In June 1999, Image formed Aviva International, LLC (“Aviva”) with Michael Lopez, President of International Consulting & Business Management.  Aviva, 50% owned by each of Image and Mr. Lopez, acted as international sales agent for Image’s licensed programming for which it holds distribution rights for worldwide broadcast and international home video prior to December 31, 2002. Mr. Lopez served as Manager of Aviva and supervised the day-to-day operations.  During the quarter ended December 31, 2002, Image completed the consolidation of Aviva’s international wholesale home video, broadcast and sublicense distribution activities into Image because we believed that our existing infrastructure, the sublicensing of European DVD distribution to BMG and the engaging of NBD Television LTD (“NBD”) as our exclusive worldwide broadcast sales agent could more effectively and efficiently manage international distribution operations (rather than shared responsibility with the staff at Aviva).

Through the nine months ended December 31, 2002, Aviva downsized operations, reduced staff and transferred international home video sublicense and broadcast sales responsibilities to Image.    Severance costs related to staff reductions at Aviva were minimal.  The lease for the Aviva’s Belmont offices expired in October 2003.  At March 31, 2004, Aviva had no employees.  Aviva’s only assets were cash and trade accounts receivable and Aviva’s only liabilities were amounts due to LLC-members Image and Mr. Lopez.  Image is currently collecting the remaining Aviva receivables due from the network of independent subdistributors generated prior to the commencement of BMG’s and NBD’s distribution and sales agency, respectively.

Note 5.  Inventories.

Inventories at March 31, 2004 and 2003 are summarized as follows:

(In thousands)	2004	2003
DVD	$10,037	$9,468
Other	1,180	820
	11,217	10,288
Production costs, net	5,112	5,742
	16,329	16,030
Less current portion of inventories	13,725	13,275
Noncurrent inventories, principally non-recoupable production costs	$2,604	$2,755

Non-recoupable production costs are net of accumulated amortization of $16,422,000 and $14,462,000 at March 31, 2004 and 2003, respectively.  The Company expects to amortize approximately 77.6% of the March 31, 2004 unamortized production costs by March 31, 2006.

Note 6.  Property, Equipment and Improvements.

Property, equipment and improvements at March 31, 2004 and 2003 are summarized as follows:

(In thousands)	2004	2003
Machinery, equipment and software	$15,584	$13,844
Leasehold improvements	791	780
Other	124	376
	16,499	15,000
Less accumulated depreciation and amortization	10,717	9,028
	$5,782	$5,972

Sale and Leaseback of Land and Distribution Facility in Fiscal 2003.  On September 3, 2002, Image entered into an agreement with Spencer Street Investors, LLC, an affiliate of RDS Investment & Development, LLC, an unrelated real estate developer, to sell and leaseback its Las Vegas, Nevada warehouse and distribution facility and adjacent vacant land.  On November 8, 2002, escrow on the sale closed for approximately 8.11 acres, consisting of Image’s 76,000 square foot warehouse and distribution facility on 4.04 acres, and the adjacent 4.07 acres of vacant land for $6.0 million.  Image received net proceeds of approximately $3.0 million, after deducting transactional costs (such as sales commissions and escrow fees, etc.) and approximately $2.7 million which was paid to Bank of America in Nevada to retire the Company’s revolving credit facility that was secured by the real estate sold.  The Company wrote down the net book value of the land and building to approximate the sales price less the estimated related transactional costs.  The impairment charge totaled $322,000 and is included as a component of other expenses in the accompanying statement of operations for fiscal 2003.  The gain on the sales transaction was nominal.

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

Note 7.  Revolving Credit and Term Loan Facilities.

Revolving Credit and Term Loan Facilities.  The Company’s Loan and Security Agreement dated December 28, 1998, with Wells Fargo Foothill, Inc. requires the Company to comply with financial and operating covenants.  At December 31, 2003, at our request, Foothill amended two financial covenants on a go-forward basis.  The amended covenants are as follows:  (1) the existing tangible net worth covenant was redefined, decreasing the minimum required levels which the Company must maintain quarterly; and (2) the existing EBITDA (earnings before interest, taxes, depreciation and amortization) covenant was redefined, decreasing the minimum required levels measured on a stand-alone quarterly basis.  At March 31, 2004, again at our request, Foothill further amended the minimum stand-alone quarterly EBITDA covenant changing the measurement to a cumulative quarterly minimum level.  The quarterly EBITDA minimums, as amended in December 2003, were not changed.  The first EBITDA measurement was for the March 2004 quarter.  The second will be for the six months ending June 30, 2004.  The third will be for the nine months ending September 30, 2004.  The fourth will be for the twelve months ending December 31, 2004.  Thereafter, the measurement will be a rolling twelve months EBITDA.  As of March 31, 2004, the Company was in compliance with all financial and operating covenants, as amended, including tangible net worth exceeding the $19,262,000 minimum and EBITDA, as defined, exceeding the $1,105,000 minimum as of and for the three months ended March 31, 2004, respectively.  Because Foothill maintains a lockbox arrangement, applies collections on receivables to amounts outstanding under the loan agreement and has the benefit of a subjective acceleration clause, amounts outstanding have been classified as a current liability in the consolidated balance sheets.

At March 31, 2004, the Company had $10,218,000 outstanding under its $17.0 million revolving credit facility with Foothill bearing interest at the “floor” interest rate of 5.75%.  The Company had no borrowings outstanding under its $1.0 million capital expenditure term loan facility with Foothill.  The Company had borrowing availability of $6,245,000 under the revolving credit facility and $1,000,000 under the term loan facility.

The agreement imposes restrictions on such items as encumbrances and liens, payment of dividends, other indebtedness, stock repurchases and capital expenditures.  The Company would need to obtain Foothill’s approval prior to any future debt or equity financing or any corporate acquisitions or investments.  The term of these facilities ends on December 29, 2005, and contains renewal provisions.

Note 8.  Long-Term Debt.

Subordinated Note Payable – Ritek Taiwan.  In March 2002, the Company amended the provisions of its note payable with Ritek Corporation, a Taiwanese Corporation and former parent of Ritek Global Media (now Deluxe Media Services – the Company’s exclusive DVD manufacturer).  The amended note is payable in equal monthly installments of approximately $111,000 plus accrued interest at the fixed rate of 6% per annum through its maturity on March 1, 2006.  Outstanding balances under the note are subordinate to all of Image’s senior debt obligations and all replacements and refinancing of such debt.  At March 31, 2004, $2,561,000 was outstanding under the note.

Note Payable to Bank.  On June 28, 2000, Image entered into a Business Loan Agreement with Bank of America, N.A. in Nevada for an equipment line of credit.  On September 30, 2001, this line was converted into a note payable.  Outstanding borrowings are repaid in equal monthly installments through February 28, 2005 and bear interest at LIBOR plus 2.50% (3.59% at March 31, 2004), per annum, payable monthly.  Outstanding borrowings are secured by the related equipment purchased.  Image had $255,000 outstanding under this note at March 31, 2004.

Convertible Subordinated Note Payable.  This debt was repaid in fiscal 2003.  In March 2003, the Company and Image Investors Co. (“IIC”) entered into a Termination and Exchange Agreement which terminated the September 29, 1997 Credit Agreement.  IIC is Image’s largest shareholder, and is owned and controlled by John W. Kluge and Stuart Subotnick. The Termination Agreement early retires the remaining balance due under the convertible subordinated note payable to IIC with a combination of cash and Image common stock.

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

Long-term debt at March 31, 2004 and 2003 consists of the following:

(In thousands)	2004	2003
Subordinated note payable – Ritek Taiwan	$2,561	$3,898
Note payable to bank	255	509
	$2,816	$4,407
Current portion of long-term debt	$1,592	$1,591

Long-term debt less current portion	$1,224	$2,816

The following is a schedule by year of required minimum debt principal payment and maturities under the Company’s debt agreements above:

(in thousands) Fiscal	Amount
2005	$1,592
2006	1,224
2007	—
$2,816

Note 9.  Capital Lease Obligations.

The Company’s July 2001 capital lease agreement with General Electric Capital Corporation bears interest at a fixed 7.58% per annum, payable monthly and expires September 2005.  At March 31, 2004, $356,000 was outstanding under the lease.

Machinery and equipment under capital leases at March 31, 2004 and 2003 are summarized as follows:

(In thousands)	2004	2003
Machinery, equipment and software	$915	$2,686
Less accumulated depreciation and amortization	583	1,405
	$332	$1,281

Future minimum lease payments by year at March 31, 2004 for property under capital leases are as follows:

Fiscal	Amount
(in thousands)
2005	$266
2006	111
2007	—
Total minimum lease payments	377
Less amount representing interest at 7.58%	21
Present value of minimum lease payments	356
Less current portion	247
Noncurrent portion	$109

Note 10.  Commitments and Contingencies.

Operating Leases.

New Corporate Offices.  On January 7, 2004 the Company entered into a new corporate office lease to relocate our two existing corporate office facilities (totaling 45,000 square feet) located in Chatsworth, California.  The new office facility, also located in Chatsworth, California, consists of approximately 62,000 square feet and is located in a multi-tenant building.  The initial cost of the new office space is $1.23 per square foot on a gross basis and increases approximately 3% annually.

The new office lease has an initial 10-year term with two five-year options.  The start date of the lease is currently projected to be on or around July 1, 2004.  Our existing office leases at 9349 Oso Avenue and 9333 Oso Avenue terminate on July 31, 2004, and August 31, 2004, respectively.  The rent for our current office space is $0.70 per square foot on a triple-net basis, which has equated to approximately $1.18 to $.94 per square foot on a gross basis over the prior two fiscal years.  Our rent for the increased square footage will now include the cost of utilities, building insurance, property taxes, building and common area maintenance, previously Image’s financial responsibility under its previous corporate office lease.

The Company leases corporate headquarters for Image, storage space for Las Vegas, and Image’s distribution facility and adjacent land in Las Vegas, Nevada under operating leases.

Future minimum annual rental payments by year under operating leases at March 31, 2004 are approximately as follows:

Fiscal	Amount
(in thousands)
2005	$1,346
2006	1,531
2007	1,573
2008	1,615
2009	1,658
Thereafter	8,100
$15,823

Rent expense was $911,000, $562,000 and $320,000 for fiscal 2004, 2003, and 2002, respectively.

Lease Guarantee.  In connection with the asset sale of DVDPlanet, Planet Entertainment assumed the obligations under DVDPlanet’s leases for its retail store and various other liabilities related to the assets being acquired and its parent Infinity Resources guaranteed Planet Entertainment’s obligations.  We remain a guarantor in the event that Planet Entertainment and Infinity default on their financial obligations under the lease.  The remaining payments under the lease total approximately $669,000 through December 2007.

Other.  At March 31, 2004, the Company’s future obligations by year for royalty advances, minimum royalty guarantees and exclusive distribution fee guarantees under the terms of Image’s existing licenses and exclusive distribution agreements, respectively, are as follows:

Fiscal	Amount
(in thousands)
2005	$9,077
2006	2,467
2007	120
2008	100
2009	—
Thereafter	—
$11,764

Note 11.  Shareholders’ Equity.

Stock Awards, Options, and Warrants

In September 1998, Image’s shareholders approved an incentive plan (the “1998 Plan”) pursuant to which approximately 1,160,000 shares of Image’s common stock were made available for awards, including options, thereunder.  No new options would be granted under Image’s other plans.  The 1998 Plan provides for awards to employees and directors of Image.  Options (incentive as well as nonqualified), restricted stock units, stock appreciation rights, performance share awards, stock bonuses and stock units can be awarded under the 1998 Plan.  The 1998 Plan requires that the exercise price for any nonqualified option be at least 85% of the closing price of Image’s common stock on the date such option is granted.  The maximum term allowed for an option is 10 years and a stock unit shall either vest or be forfeited not more than 10 years from the date of grant.  The 1998 Plan contemplates annual automatic grants of restricted stock units payable in shares of Image’s common stock to directors of Image in lieu of the 15,000 share option grants under the then-existing directors’ stock option plan.  The 1998 Plan terminates on June 30, 2008.

In July 1999 and 1998 an aggregate 91,662 and 88,359, respectively, restricted stock units were granted to officers of Image under the 1998 Plan.  These grants vest annually in increments of 20% over the five-year period commencing June 30, 2000 and 1999, respectively.  There were no restricted stock units granted to officers during fiscal 2001 through 2004.  Accelerated vesting may occur if specific fiscal defined financial performance targets are achieved.  The number of restricted stock units awarded to officers was determined by multiplying a specified percentage of base salary by the officer’s base salary as of the beginning of the period and dividing the results by the average trading price of the stock determined as of the date of grant ($6.78 per share in fiscal 2000 and $6.70 per share in fiscal 1999) to determine the number of restricted stock units.  These restricted stock units are payable solely in shares.  The Company amortizes the total value of the restricted stock units on the date of grant ($622,000 for the fiscal 2000 grant and $592,000 for the fiscal 1999 grant) ratably over the five-year vesting period as compensation expense.  Compensation expense relating to these stock units for fiscal 2004, 2003 and 2002 was approximately $132,000, $195,000 and $195,000, respectively.

In October 2001, 2000 and 1999, the automatic annual awards to the Board of Directors aggregating 6,720 restricted stock units for each year were granted.  These grants vested on a pro rata basis over a one-year period commencing on the grant date.  These restricted stock units were paid in shares.  The Company amortized the total value of the restricted stock units on the date of the grant ratably over the one-year vesting period as compensation expense ending in fiscal 2003.  Compensation expense relating to these restricted stock units for fiscal 2003 and 2002 was approximately $6,000 and $19,000, respectively.

Stock option transactions, including Image’s former plans, for the three years ended March 31, 2004 are as follows:

(In thousands, except per share data)	Shares	Per Share Price Range	Weighted Average Price Per Share
Outstanding, March 31, 2001	1,502	3.25-10.25	6.164
Granted	378	1.75	1.750
Canceled	(258)	3.75-10.25	6.221
Outstanding, March 31, 2002	1,622	1.75-9.75	5.124
Granted	156	1.68-1.78	1.767
Exercised	(2)	1.75	1.750
Canceled	(17)	1.75-9.75	7.595
Outstanding, March 31, 2003	1,759	1.68-8.75	4.806
Granted	45	2.256-2.96	2.655
Exercised	(23)	1.75	1.750
Canceled	(184)	1.68-7.94	5.143
Outstanding, March 31, 2004	1,597	1.68-8.75	4.752

Of the options reflected as outstanding on March 31, 2004, options to purchase approximately 1,385,000 shares of common stock were exercisable.  At March 31, 2004, there were approximately 164,000 shares of common stock available for new awards, including stock options, to directors and employees of Image.

The following table summarized significant ranges of outstanding and exercisable options at March 31, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
	(In thousands)			(In thousands)
Under $2.00	473	7.9	$1.756	305	$1.753
$2.01 to $4.00	382	6.5	3.602	338	3.706
$4.01 to $6.00	21	3.2	5.830	21	5.830
$6.01 to $8.00	646	2.0	7.154	646	7.154
Over $8.00	75	0.3	8.500	75	8.500
	1,597			1,385

Warrant Issued to IIC in Fiscal 2003

See “Note 8.  Long-Term Debt — Convertible Subordinated Note Payable.”

Private Placement of Common Stock and Warrant in Fiscal 2003

On September 25, 2002, the Company closed its sale of $2.0 million of Image common stock to Standard Broadcasting Corporation Limited (“Standard Broadcasting”) in a private placement.  Standard Broadcasting is the largest privately-owned multi-media company in Canada.  Video One, a wholly-owned subsidiary of Standard Broadcasting and the parent company of VidCanada, is Canada’s largest distributor of pre-recorded home entertainment programming, including DVD, VHS and video games.  VidCanada is Image’s exclusive distributor of its exclusive home entertainment programming in Canada.  Contemporaneous with the private placement, Image and VidCanada extended the term of their exclusive distribution agreement from June 2003 to October 2007.

The $2.0 million transaction represented a purchase of 1,801,315 shares of Image common stock at $1.11 per share, the closing price of Image’s common stock on September 10, 2002.  Additionally, Image issued Standard Broadcasting a five-year warrant to purchase up to 270,198 additional shares at $1.22 per share.  The fair value of the warrant, using the Black-Scholes valuation model, is $189,000 and has been recorded in shareholders’ equity as part of the $2.0 million net proceeds.  Because they are not registered under the Securities Act of 1933, as amended (the “Act”), the stock and shares underlying the warrant are restricted and subject to Rule 144 promulgated under the Act.  Standard Broadcasting has limited registration rights.

Warrant Issued in Fiscal 2002

On October 5, 2001, the Company issued Lighthouse Capital Management Corp. (“Lighthouse”), a financial consultant, a warrant to purchase 150,000 shares of the Company’s unregistered common stock (the “Lighthouse Warrant”) as partial consideration for the services to be performed by Lighthouse under a nonexclusive consulting agreement between Lighthouse and the Company.  On the date of issuance, the Company’s fair value of its common stock was $1.975.  The exercise prices of the shares underlying the Lighthouse Warrant are 50,000 shares at $1.975, 50,000 shares at $2.275 and 50,000 shares at $2.575.  The term of the Lighthouse Warrant is 5 years.  On the date of issuance, the Company valued the shares underlying the Lighthouse Warrant for financial statement purposes using the Black-Scholes valuation model.  Accordingly, the Company increased additional paid-in capital, by the estimated Lighthouse Warrant valuation of approximately $143,000.  The Company amortized the Lighthouse Warrant value over the term of the related consulting agreement.  The warrant was fully amortized by March 31, 2003.  Amortization totaled approximately $72,000 and $71,000 for fiscal years 2003 and 2002, respectively and was recorded as a component of general and administrative expenses in the accompanying consolidated statements of operations.

Note 12.  Net Earnings (Loss) Per Share Data.

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net earnings (loss) per share for the three years ended March 31, 2004:

(In thousands, except per share data)	2004	2003	2002

Earnings (loss) from continuing operations	$(7,115)	$642	$873
Loss from discontinued operations	(2,441)	(1,096)	(1,068)
Earnings (loss) before cumulative effect of accounting change	(9,556)	(454)	(195)
Cumulative effect of accounting change, net of tax benefit	—	(3,766)	—
Net earnings (loss) – basic numerator	$(9,556)	$(4,220)	$(195)
Interest, net of taxes, on assumed conversion of dilutive security	—	—	—
Net earnings (loss) – diluted numerator	$(9,556)	$(4,220)	$(195)
Weighted average common shares outstanding – basic denominator	18,250	16,812	15,821
Effect of dilutive securities	—	190	77
Weighted average common shares outstanding – diluted denominator	18,250	17,002	15,898
Basic and diluted net loss per share:
Continuing operations	(.39)	.04	.06
Discontinued operations	(.13)	(.07)	(.07)
Basic and diluted loss per share before cumulative effect of an accounting change	$(.52)	$(.03)	$(.01)
Cumulative effect of an accounting change, net of tax benefit	—	(.22)	—
Basic and diluted net loss per share	$(.52)	$(.25)	$(.01)

Outstanding common stock options and warrants not included in the computation of diluted net earnings (loss) per share totaled 1,079,000, 1,480,000 and 1,243,000, respectively, for the years ended March 31, 2004, 2003 and 2002.  For fiscal 2004, 2003 and 2002, they were excluded as their effect would be antidilutive.  The common shares underlying the convertible subordinated note payable were excluded in fiscal 2003 and 2002 because the assumed conversion would be antidilutive.

Note 13.  Income Taxes.

Income tax expense (benefit), including the benefits attributable to discontinued operations and the cumulative effect of accounting change, for the years ended March 31, 2004, 2003 and 2002 are summarized as follows:

(In thousands)	2004	2003	2002
Current
Federal	$—	$(9)	$(56)
State	—	4	1
Foreign	—	280	270
	—	275	215
Deferred
Federal	5,593	1,022	117
State	651	9	230
	6,244	1,031	347
Total Tax Expense	6,244	1,306	562

Discontinued Operations
Current
Federal	—	—	(84)
State	—	—	—
Foreign	—	—	—
	—	—	(84)

Deferred
Federal	—	(535)	(437)
State	—	(83)	(81)
	—	(618)	(518)
Total Tax Benefit	—	(618)	(602)

Cumulative Effect – Accounting Change
Deferred
Federal	—	(2,039)	—
State	—	(192)	—
Total Tax Benefit	—	(2,231)	—

Total Tax Expense (Benefit)	$6,244	$(1,543)	$(40)

The tax effects of temporary differences that give rise to a significant portion of the net deferred tax assets at March 31, 2004 and 2003 are presented below:

(In thousands)	2004	2003
Deferred tax assets:
Provision for lower of cost or market inventory writedowns	$406	$530
Net operating loss carryforwards	6,061	3,240
Allowance for sales returns	325	8
Writedowns of royalty advances	—	329
Allowance for doubtful accounts receivable	373	294
Tax credits	738	796
Depreciation and amortization	—	1,122
Other	410	621
Deferred tax assets	8,313	6,940
Less valuation allowance	(7,987)	(551)
Net deferred tax assets	326	6,389

Deferred tax liabilities:
Depreciation and amortization	300	—
Other	26	145
Deferred tax liabilities	326	145
Net deferred tax assets	$—	$6,244

SFAS No. 109 requires that we assess the likelihood that our deferred tax assets are realizable, and to the extent that it is more likely than not that all, or a portion, of such deferred tax assets will not be realized, a valuation allowance, increasing tax expense for the year, must be established.

In assessing the realizability of a deferred tax asset, SFAS No. 109 requires that all available evidence, both positive and negative, be considered to determine whether, based on the weight of that evidence, a valuation allowance is needed.  SFAS No. 109 further provides that “cumulative losses in recent years” are significant pieces of negative evidence to overcome when determining whether it is “more likely than not” that the recorded deferred tax assets will be realized.  Such cumulative losses from prior years must be considered on a pretax consolidated basis from all operations.  In addition to current year, pretax losses for both continuing and discontinued operations, we also incurred aggregate net pretax losses for fiscal years 2003 and 2002.  Accordingly, during the current fiscal year, we established a valuation allowance against 100% of our net deferred tax assets, which are composed primarily of NOL carryforwards, resulting in a current year tax expense of $6,244,000.  The valuation allowance was recorded in the third quarter primarily as a result of operating losses sustained during our normally seasonally strong third quarter as well as its then-expected impact on the full fiscal year results of operations.

Even though we have fully reserved our net deferred tax assets, we would still be able to utilize them to reduce future income taxes payable, should we have future earnings.  To the extent such deferred tax assets relate to NOL carryforwards, the ability to use such NOLs against future earnings will be subject to applicable carryforward periods.

As of March 31, 2004, the Company had net operating loss carryforwards for Federal and state income tax purposes of $16,812,000 and $5,905,000, respectively, which are available to offset future taxable income through 2024 and 2011, respectively.

Expected income tax expense (benefit) based on Federal statutory rates for the three years ended March 31, 2004 differed from actual tax expense (benefit) as follows:

(In thousands, except per share data)	2004	2003	2002
Expected income tax benefit	$(1,126)	$(1,959)	$(83)
State income taxes, net of Federal benefit	2	(174)	(4)
Disallowance of state net operating loss carryforward, net of Federal benefit	—	—	18
Change in valuation allowance	7,422	551	—
Non-deductible expenses	26	25	26
Other	(80)	14	3
	$6,244	$(1,543)	$(40)

Note 14.  Other Items – Statement of Operations

Fourth Quarter Adjustments.

Fiscal 2004.  None.

Fiscal 2003.  In March 2003, the Company accrued for estimated subdistributor returns resulting in a reduction of revenues and gross margin of $346,000 and $116,000, respectively during the fourth quarter ended March 31, 2003 and for the writedown (to BMG purchase cost) of the inventory to be returned by the subdistributors representing an incremental charge to cost of sales of $202,000 during the fourth quarter ended March 31, 2003.

During the fourth quarter of fiscal 2003, the Company revised its operating projections as a result of recent changes to its revenues.  As a result of the revised projections, it was determined that a valuation allowance was required on some tax credits expiring within five years.

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

During the fourth quarter of fiscal 2002, the Company, after meeting with its international distributors in February 2002, has revised its estimate of the fair value of a royalties paid in advance for the international distribution rights to a particular line of programming.  In accordance with SOP 00-2, the Company wrote off to cost of sales, the difference between the unamortized carrying value of the royalty advance and the revised estimate of fair value.  A pretax charge totaling $696,000 was included in cost of sales in the accompanying statement of operations for fiscal 2002.

Note 15.  Employee Benefit Plan.

The Company has a 401(k) savings plan covering substantially all of its employees.  Eligible employees may contribute through payroll deductions.  The Company matches employees’ contributions at the rate of 50% of the first 4% of salary contributed.  The Company’s 401(k) savings plan matching expenses for fiscal 2004, 2003 and 2002 were $149,000, $125,000 and $116,000, respectively.

Note 16.  Segment Information.

In accordance with the requirements of SFAS No. 131, Disclosures about Segments of and Enterprises and Related Information, selected financial information regarding the Company’s reportable business segments, domestic and international, are presented below.  Domestic wholesale distribution of home entertainment programming on DVD accounted for over 90% of the Company’s net revenue for the three years ended March 31, 2004.  Management currently evaluates segment performance based primarily on net revenues, operation costs and expenses and income (loss) before income taxes.  Interest income and expense is evaluated on a consolidated basis and not allocated to the Company’s business segments.

For the Year Ended March 31, 2004:

	2004
(In thousands)	Domestic	International	Inter-segment Eliminations	Consolidated
NET REVENUES	$78,370	$6,470	$0	$84,840
OPERATING COSTS AND EXPENSES	79,169	5,937	0	85,106
EARNINGS (LOSS) FROM OPERATIONS	(799)	533	0	(266)
OTHER EXPENSES (INCOME)	818	(67)	(146)	605
EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	$(1,617)	$600	$146	$(871)

For the Year Ended March 31, 2003:

	2003
(In thousands)	Domestic	International	Inter-segment Eliminations	Consolidated
NET REVENUES	$77,484	$9,445	$0	$86,929
OPERATING COSTS AND EXPENSES	73,304	9,620	0	82,924
EARNINGS (LOSS) FROM OPERATIONS	4,180	(175)	0	4,005
OTHER EXPENSES (INCOME)	1,784	(300)	573	2,057
EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	$2,396	$125	$(573)	$1,948

For the Year Ended March 31, 2002:

	2002
(In thousands)	Domestic	International	Inter-segment Eliminations	Consolidated
NET REVENUES	$66,376	$9,759	$0	$76,135
OPERATING COSTS AND EXPENSES	61,869	10,928	0	72,797
EARNINGS (LOSS) FROM OPERATIONS	4,507	(1,169)	0	3,338
OTHER EXPENSES (INCOME)	1,711	210	(18)	1,903
EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	$2,796	$(1,379)	$18	$1,435

	As of March 31,
(In thousands)	2004	2003
TOTAL ASSETS:
DOMESTIC	$62,638	$69,460
INTERNATIONAL	1,494	4,791
CONSOLIDATED TOTAL ASSETS	$64,132	$74,251

Note 17.  Quarterly Financial Data.  (Unaudited)

Summarized quarterly consolidated financial data for fiscal 2004 and 2003 is as follows:

	Quarter Ended
	June 30,		September 30,		December 31,		March 31,
(In thousands, except per share data)	2003	2002	2003	2002	2003	2002	2004	2003

Net revenues	$15,164	$18,424	$20,316	$21,195	$22,791	$25,317	$26,569	$21,993
Earnings (loss) from continuing operations before income tax	(1,401)	(282)	(55)	(115)	(388)	1,702	973	643
Earnings (loss) from continuing operations net of tax	(893)	(178)	(35)	(101)	(7,160)	1,108	973	(187)
Loss from discontinued operations, net of taxes	(301)	(249)	(999)	(412)	(1,141)	(304)	—	(131)
Earnings (loss) before cumulative effect of accounting change	(1,194)	(427)	(1,034)	(513)	(8,301)	804	973	(318)
Cumulative effect of accounting change, net	—	(3,766)	—	—	—	—	—	—
Net earnings (loss)	(1,194)	(4,193)	(1,034)	(513)	(8,301)	804	973	(318)
Net earnings (loss) per share:
Continuing operations – basic and diluted	(.05)	(.01)	(.00)	(.00)	(.39)	.06	.05	(.01)
Loss from discontinued operations – basic and diluted	(.02)	(.02)	(.06)	(.03)	(.06)	(.01)	—	(.01)
Earnings (loss) per share before cumulative effect of accounting change:
Basic and diluted	(.07)	(.03)	(.06)	(.03)	(.45)	.05	.05	(.02)
Cumulative effect of accounting change, net	—	(.24)	—	—	—	—	—	—
Net earnings (loss) per share(1) –
Basic	$(.07)	$(.27)	$(.06)	$(.03)	$(.45)	$.05	$.05	$(.02)
Diluted	$(.07)	$(.27)	$(.06)	$(.03)	$(.45)	$.05	$.05	$(.02)
Weighted average common shares used in computation of net earnings (loss) per share –
Basic	18,225	15,828	18,248	16,064	18,262	17,655	18,266	17,702
Diluted	18,225	15,828	18,248	16,064	18,262	17,737	18,795	17,702

(1) Net earnings (loss) per share are computed independently for each of the quarters represented in accordance with SFAS No. 128.  Therefore, the sum of the quarterly net earnings (loss) per share may not equal the total computed for the fiscal year or any cumulative interim period.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports.  It should be noted that the design of any system of controls is based in part upon various assumptions, and there can be no assurance that any design will succeed in achieving its stated goals.

In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of this most recent evaluation.

PART III

The information required by Items 10 through 14 of Part III is incorporated by reference from Item 1 of this report and from registrants’ proxy statement that will be mailed to shareholders in connection with the registrant’s 2004 annual meeting of shareholders.

PART IV

ITEM 15.                                              EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)	THE FOLLOWING DOCUMENTS ARE FILED AS A PART OF THIS REPORT.

	1.	Financial Statements:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at March 31, 2004 and 2003
Consolidated Statements of Operations for the years ended March 31, 2004, 2003 and 2002
Consolidated Statements of Shareholders’ Equity for the years ended March 31, 2004, 2003 and 2002
Consolidated Statements of Cash Flows for the years ended March 31, 2004, 2003 and 2002
Notes to Consolidated Financial Statements

	2.	Financial Statement Schedule:
Schedule II – Valuation and Qualifying Accounts

	3.	Exhibits:
See the Exhibit Index on pages i – vii.

(b)	REPORTS ON FORM 8-K.

On February 12, 2004, we filed a Form 8-K pursuant to Item 12 regarding our press release, telephonic conference call and simultaneous Web cast to discuss our third quarter financial results.  On November 13, 2003, we filed a Form 8-K pursuant to Items 9 and 12 regarding our press release, telephonic conference call and simultaneous Web cast to discuss our second quarter financial results.  On October 8, 2003, we filed a Form 8-K/A pursuant to Items 2 and 7 regarding our presentation of Pro Forma financial information for the transaction reported on September 23, 2003.  On September 23, 2003, we filed a Form 8-K pursuant to Items 2, 9 and 12 regarding our disposition of substantially all of the assets of the Company’s wholly-owned subsidiary, DVDPlanet, Inc., on that date.  On August 13, 2003, we filed a Form 8-K pursuant to Items 9 and 12 regarding our press release, telephonic conference call and simultaneous Web cast to discuss our first quarter financial results.  On April 4, 2003, we filed a Form 8-K pursuant to Item 9 regarding our press release announcing the resignation of Stuart Segall from the Company’s Board of Directors.

SCHEDULE II

– Valuation and Qualifying Accounts –

For the Years Ended March 31, 2004, 2003 and 2002

	Allowance for Doubtful Accounts
(In thousands)	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Amounts Written-Off	Balance at End of Year

For the Year Ended March 31, 2004:	$1,020	$72	$(90)	$1,002

For the Year Ended March 31, 2003:	$1,474	$108	$(562)	$1,020

For the Year Ended March 31, 2002	$1,020	$597	$(143)	$1,474

	Allowance for Sales Returns
(In thousands)	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Amounts Written-Off	Balance at End of Year

For the Year Ended March 31, 2004:	$5,050	$20,091	$(18,730)	$6,411

For the Year Ended March 31, 2003:	$3,900	$17,486	$(16,336)	$5,050

For the Year Ended March 31, 2002	$3,450	$11,030	$(10,580)	$3,900

Reconciliation to Consolidated Balance Sheets

	At March 31,
(In thousands)	2004	2003
Allowance for Doubtful Accounts:
Balance at End of Year	$1,002	$1,020
Allowance for Sales Returns:
Balance at End of Year	6,411	5,050
Allowances	$7,413	$6,070

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMAGE ENTERTAINMENT, INC.
A California corporation

Dated: June 29, 2004	/s/ MARTIN W. GREENWALD
MARTIN W. GREENWALD
Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: June 29, 2004	/s/ MARTIN W. GREENWALD
MARTIN W. GREENWALD
Chairman of the Board, President and Chief Executive Officer

Dated: June 29, 2004	/s/ JEFF M. FRAMER
JEFF M. FRAMER
Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: June 29, 2004	/s/ IRA EPSTEIN
IRA EPSTEIN
Director

Dated: June 29, 2004	/s/ M. TREVENEN HUXLEY
M. TREVENEN HUXLEY
Director

Dated: June 29, 2004	/s/ ROBERT J. MCCLOSKEY
ROBERT J. MCCLOSKEY
Director

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

2.2

Asset Purchase Agreement dated September 22, 2003, between DVDPlanet, Inc. and Planet Entertainment, Inc.  Filed as Exhibit 2.1 to Image’s Form 8-K dated September 23, 2003, and incorporated by reference herein.

3.1	Restated Articles of Incorporation. Filed as Exhibit 3.1 of Image’s Form 10-K for the year ended March 31, 1995, and incorporated by reference herein.

3.2	Bylaws. Filed as Exhibit 3.2 of Image’s Form 10-K for the year ended March 31, 1995, and incorporated by reference herein.

4.1	Specimen Common Stock certificate. Filed as Exhibit 4 to Image’s Registration Statement on Form S-2 (No. 333-65611), effective December 21, 1998, and incorporated by reference herein.

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

i

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

v

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

10.33(i)

Amendment No. 9, effective as of September 22, 2003, to Loan and Security Agreement, dated as of December 28, 1998, by and between Image and Wells Fargo Foothill, Inc. (formerly known as Foothill Capital Corporation).  Filed as Exhibit 10.1 to Image’s Form 10-Q for the quarter ended September 30, 2003, and incorporated by reference herein.

10.33(j)

Amendment No. 10, effective as of December 31, 2003, to Loan and Security Agreement, dated as of December 28, 1998, by and between Image and Wells Fargo Foothill, Inc. (formerly known as Foothill Capital Corporation).  Filed as Exhibit 10.1 to Image’s Form 10-Q for the quarter ended December 31, 2003, and incorporated by reference herein.

10.33(k)*

Amendment No. 11, effective as of March 31, 2004, to Loan and Security Agreement, dated as of December 28, 1998, by and between Image and Wells Fargo Foothill, Inc. (formerly known as Foothill Capital Corporation).

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

10.41	Form of Warrant, dated March 24, 2003, between Image and Image Investors Co. Filed as Exhibit 99.2 to Image’s Form 8-K dated March 24, 2003, and incorporated by reference herein.

10.42* †	Employment Agreement, dated as of April 1, 2004, between Image and Martin W. Greenwald.

10.42(a)* †	Amendment No. 1, dated as of June 1, 2004, to Employment Agreement, dated as of April 1, 2004, by and between Image and Martin W. Greenwald.

10.43* †	Employment Agreement, dated as of April 1, 2004, between Image and David Borshell.

10.44* †	Employment Agreement, dated as of April 1, 2004, between Image and Jeff Framer.

10.45*	Code of Ethics Policy.

21*	Subsidiaries of the Registrant.

23*	Consent Letter of KPMG LLP, Independent Registered Public Accounting Firm.

31.1*	Certification by the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification by the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification by the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*   Exhibit(s) not previously filed with the Securities and Exchange Commission.

†   Management Contracts, Compensatory Plans or Arrangements.