Form 10-Q
period 2004-06-30
IMAGE ENTERTAINMENT INC
filed 2004-08-12
CIK 216324

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Transition Period From To

Commission File Number 0-11071

IMAGE ENTERTAINMENT, INC.

(Exact name of registrant as specified in its charter)

California	84-0685613
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification Number)

20525 Nordhoff Street, Suite 200, Chatsworth, California 91311
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

Number of shares outstanding of the registrant’s common stock on August 6, 2004: 18,277,597

PART I – FINANCIAL INFORMATION

ITEM 1.     Financial Statements

IMAGE ENTERTAINMENT, INC.

Consolidated Balance Sheets

(unaudited)

June 30, 2004 and March 31, 2004

ASSETS

(In thousands)	June 30, 2004	March 31, 2004	*
Current assets:
Cash	$659	$540
Accounts receivable, net of allowances of $8,273 – June 30, 2004; $7,413 – March 31, 2004	24,116	21,742
Inventories	14,515	13,725
Royalty and distribution fee advances	7,792	7,540
Prepaid expenses and other assets	649	887
Total current assets	47,731	44,434
Noncurrent inventories, principally production costs	2,411	2,604
Noncurrent royalty and distribution advances	10,305	11,037
Property, equipment and improvements, net	6,064	5,782
Other assets	272	275
	$66,783	$64,132

See accompanying notes to consolidated financial statements

* The March 31, 2004 consolidated balance sheet has been derived from the consolidated financial statements included in the Company's 2004 annual report filed on Form 10-K.

LIABILITIES AND SHAREHOLDERS’ EQUITY

(In thousands, except share data)	June 30, 2004	March 31, 2004	*
Current liabilities:
Accounts payable	$7,324	$8,124
Accrued liabilities	3,313	2,472
Accrued royalties and distribution fees	9,834	9,255
Accrued music publishing fees	5,367	5,196
Deferred revenue	3,108	3,360
Revolving credit facility	11,786	10,218
Current portion of long-term debt	1,527	1,592
Current portion of capital lease obligations	252	247
Total current liabilities	42,511	40,464
Long-term debt, less current portion	1,003	1,224
Capital lease obligations, less current portion	44	109
Total liabilities	43,558	41,797

Shareholders’ equity:
Preferred stock, $1 par value, 3,366,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value, 30,000,000 shares authorized; 18,268,000 issued and outstanding at June 30, 2004 and March 31, 2004	33,142	33,142
Additional paid-in capital	3,774	3,774
Accumulated deficit	(13,691)	(14,581)
Net shareholders’ equity	23,225	22,335
	$66,783	$64,132

See accompanying notes to consolidated financial statements

* The March 31, 2004 consolidated balance sheet has been derived from the consolidated financial statements included in the Company's 2004 annual report filed on Form 10-K.

IMAGE ENTERTAINMENT, INC.

Consolidated Statements Of Operations

(unaudited)

For the Three Months Ended June 30, 2004 and 2003

(In thousands, except per share data)	2004	2003
NET REVENUES	$26,541	$15,164
OPERATING COSTS AND EXPENSES:
Cost of sales	19,067	11,251
Selling expenses	1,880	1,228
General and administrative expenses	3,437	2,970
Amortization of production costs	1,048	1,015
	25,432	16,464
EARNINGS (LOSS) FROM OPERATIONS	1,109	(1,300)
OTHER EXPENSES (INCOME):
Interest expense	204	176
Other	(6)	(75)
	198	101
EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	911	(1,401)
INCOME TAX EXPENSE (BENEFIT)	21	(508)
EARNINGS (LOSS) FROM CONTINUING OPERATIONS	890	(893)
DISCONTINUED OPERATIONS (Note 3):
Loss from operations of discontinued retail distribution segment (less tax benefit of $170 in 2003)	—	(301)
LOSS FROM DISCONTINUED OPERATIONS	—	(301)
NET EARNINGS (LOSS)	$890	$(1,194)
NET EARNINGS (LOSS) PER SHARE:
Continuing operations – basic and diluted	$.05	$(.05)
Discontinued operations – basic and diluted	—	(.02)
Net earnings (loss) – basic and diluted	$.05	$(.07)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	18,268	18,225
Diluted	18,588	18,225

See accompanying notes to consolidated financial statements

IMAGE ENTERTAINMENT, INC.

Consolidated Statements of Cash Flows

(unaudited)

For the Three Months Ended June 30, 2004 and 2003

(In thousands)	2004	2003
CASH FLOWS FROM CONTINUING OPERATING ACTIVITIES:
Net earnings (loss)	$890	$(1,194)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) continuing operating activities:
Loss from discontinued operations, net of tax benefit	—	301
Amortization of production costs	1,048	1,015
Depreciation and other amortization	625	543
Amortization of restricted stock units	25	50
Provision for estimated doubtful accounts receivable	30	56
Provision for lower of cost or market inventory writedowns	175	—
Deferred income taxes – continuing operations	—	(508)
Changes in assets and liabilities associated with continuing operating activities:
Accounts receivable	(2,404)	3,409
Inventories	(944)	139
Royalty and distribution fee advances	480	(573)
Production cost expenditures	(876)	(788)
Prepaid expenses and other assets	241	82
Accounts payable, accrued royalties, fees and liabilities	766	(2,411)
Deferred revenue	(252)	837
Net cash provided by (used in) continuing operating activities	(196)	958
CASH FLOWS FROM CONTINUING INVESTING ACTIVITIES:
Net cash used in continuing investing activities – capital expenditures	$(907)	$(508)

See accompanying notes to consolidated financial statements

(In thousands)	2004	2003
CASH FLOWS FROM CONTINUING FINANCING ACTIVITIES:
Borrowings under revolving credit facility	$26,812	$25,857
Repayments of borrowings under revolving credit facility	(25,244)	(26,478)
Repayments of long-term debt	(286)	(286)
Principal payments under capital lease obligations	(60)	(167)
Net cash (used in) provided by continuing financing activities	1,222	(1,074)
INCREASE (DECREASE) IN CASH:	119	(624)
Cash used in discontinued operations	—	(583)
NET INCREASE (DECREASE) IN CASH:	119	(1,207)
Cash at beginning of period	540	2,672
Cash at end of period	$659	$1,465
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$199	$190
Income taxes	$—	$6

Supplemental Disclosures of Noncash Continuing Operating, Investing and Financing Activities:

On June 30, 2003, we issued 19,577 shares of common stock to officers (net of shares withheld for payment of related income taxes) in connection with the vesting of restricted stock units.  We increased common stock at June 30, 2003 by approximately $186,000, such amounts representing the value of the total vested shares as of the respective grant dates less the value of shares withheld for payment of related income taxes on the vesting dates.

See accompanying notes to consolidated financial statements

IMAGE ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements

(unaudited)

Note 1.                                  Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements for Image Entertainment, Inc. and its controlled subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and do not include all information and notes required for complete financial statements.  All significant intercompany balances have been eliminated in consolidation.

In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included.   Due to the seasonal nature of our business and other factors such as the strength of our new release schedule, interim results are not necessarily indicative of the results that may be expected for the entire fiscal year.  The accompanying financial information should be read in conjunction with the financial statements and the notes thereto in our most recent Annual Report on Form 10-K.  Certain prior year balances have been reclassified to conform to the current presentation.

Note 2.                                  Accounting for Stock-Based Compensation

We account for stock options granted to employees in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.  Because the exercise price of all options we have granted was greater than or equal to the market price of the underlying common stock on the date of the grant, no compensation expense is recognized.  Total compensation cost recognized for stock-based employee compensation awards under restricted stock grants, net of cancellations, is added back to our consolidated net earnings (loss), and reported in the table below.  Compensation expense related to stock options granted to non-employees is accounted for under Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, which requires us to recognize an expense based on the fair value of the related awards.  If we had accounted for stock options issued to employees in accordance with SFAS No. 123, pro forma net earnings (loss) and earnings (loss) per share would have been reported as follows:

(In thousands, except per share data)	Three Months Ended June 30,
	2004	2003

Consolidated net earnings (loss), as reported	$890	$(1,194)
Add: Stock-based employee compensation expense included in the reported consolidated net earnings (loss), net of related tax effects	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(117)	(87)

Pro forma consolidated net earnings (loss)	$773	$(1,281)

Consolidated net earnings (loss) per share:
As reported
Basic and diluted	$.05	$(.07)
Pro forma
Basic and diluted	$.04	$(.07)

The fair value of the stock options at the date of grant was estimated using the Black-Scholes pricing model with the following assumptions for the three months ended June 30, 2004 and 2003, respectively:

	2004	2003
Expected life (years)	5.0	5.0
Interest rate	3.88%	1.20%
Volatility	60%	79%
Dividend yield	0.00%	0.00%

Note 3.                                  Discontinued Operations – Retail Distribution Segment

On September 23, 2003, Image’s wholly-owned subsidiary DVDPlanet, Inc. sold substantially all of its assets.  The following is summary financial information for our discontinued retail distribution segment:

(In thousands)	Three months ended June 30,
	2004	2003

Net revenues	$—	$4,688
Pretax loss from discontinued operations	—	(471)
Income tax benefit	—	170
Net loss from discontinued operations	$—	$(301)

Note 4.                                  New Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51,” which was originally effective on July 1, 2003.  In December 2003, the FASB deferred the effective date for applying the provision of FIN 46 to March 31, 2004, for interests held by public companies in variable interest entities or potential variable interest entities created prior to February 1, 2003.  The adoption of FIN 46 did not have a material impact on our financial position or results from operations.

On March 31, 2004, the FASB issued an exposure draft, “Share-Based Payment, an Amendment of SFAS No. 123 and 95.”  The exposure draft proposes to expense the fair value of share-based payments to employees beginning in 2005.  We are currently evaluating the impact of this proposed standard on our financial statements.

Note 5.                                  Inventories.

Inventories at June 30, 2004, and March 31, 2004, are summarized as follows:

(In thousands)	June 30, 2004	March 31, 2004
DVD	$10,275	$10,037
Other	1,711	1,180
	11,986	11,217
Production costs, net	4,940	5,112
	16,926	16,329
Less current portion of inventories	14,515	13,725
Noncurrent inventories, principally production costs	$2,411	$2,604

DVD and other inventories consist primarily of finished DVD, CD and VHS product for sale and are stated at the lower of average cost or market.

Production costs consist of capitalized costs to produce licensed programming for domestic and international distribution and include the costs of film and tape conversion to the optical disc format, menu and packaging design, authoring, compression, mastering and the overhead of our creative services and production departments.  Production costs are reflected net of accumulated amortization of $18,085,000 and $16,422,000 at June 30, 2004 and March 31, 2004, respectively.

Note 6.                                  Debt.

Revolving Credit and Term Loan Facilities.  At June 30, 2004, we had $11,786,000 outstanding under our $17.0 million revolving credit facility with Wells Fargo Foothill, Inc. bearing interest at the “floor” interest rate of 5.75%.  We had no borrowings outstanding under our $1.0 million capital expenditure term loan facility with Foothill.  We had borrowing availability of $5,214,000 under the revolving credit facility and $1,000,000 under the term loan facility.  We were in compliance with all financial and operating covenants with Foothill at June 30, 2004.

Long-term debt at June 30, 2004 and March 31, 2004 consists of the following:

(In thousands)	June 30, 2004	March 31, 2004
Subordinated note payable – Ritek Taiwan	$2,339	$2,561
Note payable to bank	191	255
	2,530	2,816
Current portion of long-term debt	1,527	1,592
Long-term debt less current portion	$1,003	$1,224

Note 7.                                  Net Earnings (Loss) per Share Data.

The following presents a reconciliation of the numerators and denominators used in computing basic and diluted net earnings (loss) per share for the three months ended June 30, 2004 and 2003:

(In thousands, except per share data)	2004	2003

Earnings (loss) from continuing operations	$890	$(893)
Loss from discontinued operations	—	(301)
Net earnings (loss) – basic and diluted numerator	$890	$(1,194)
Weighted average common shares outstanding – basic denominator	18,268	18,225
Effect of dilutive securities	320	—
Weighted average common shares outstanding – diluted denominator	18,588	18,225
Basic and diluted net earnings (loss) per share:
Continuing operations	$.05	$(.05)
Discontinued operations	—	(.02)
Basic and diluted net earnings (loss) per share	$.05	$(.07)

Outstanding common stock options and warrants not included in the computation of diluted net earnings (loss) per share totaled 1,213,000 and 2,202,000, respectively, for the three months ended June 30, 2004 and 2003.  They were excluded as their effect would be antidilutive.

Note 8.                                  Segment Information.

In accordance with the requirements of SFAS No. 131, Disclosures about Segments of and Enterprises and Related Information, selected financial information regarding our reportable business segments, domestic and international, are presented below.  Domestic wholesale distribution of home entertainment programming on DVD accounted for approximately 79% of our net revenue for the three months ended June 30, 2004, and over 90% of our net revenue for the three months ended June 30, 2003.  Management currently evaluates segment performance based primarily on net revenues, operating costs and expenses and earnings (loss) before income taxes.  Interest income and expense is evaluated on a consolidated basis and not allocated to our business segments.

For the Three Months Ended June 30, 2004:

(In thousands)	2004
	Domestic	International	Inter-segment Eliminations	Consolidated
NET REVENUES	$25,357	$1,184	$—	$26,541
OPERATING COSTS AND EXPENSES	24,313	1,119	—	25,432
EARNINGS FROM OPERATIONS	1,044	65	—	1,109
OTHER EXPENSES (INCOME)	201	1	(4)	198
EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	$843	$64	$4	$911

For the Three Months Ended June 30, 2003:

(In thousands)	2003
	Domestic	International	Inter-segment Eliminations	Consolidated
NET REVENUES	$14,563	$601	$—	$15,164
OPERATING COSTS AND EXPENSES	15,544	920	—	16,464
LOSS FROM OPERATIONS	(981)	(319)	—	(1,300)
OTHER EXPENSES (INCOME)	176	(72)	(3)	101
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	$(1,157)	$(247)	$3	$(1,401)

(In thousands)	As of
	June 30, 2004	March 31, 2004
TOTAL ASSETS:
DOMESTIC	$66,114	$62,638
INTERNATIONAL	669	1,494
CONSOLIDATED TOTAL ASSETS	$66,783	$64,132

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

Forward-looking Statements

This quarterly report on Form 10-Q includes certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 regarding, among other things, statements relating to goals, plans and projections regarding our financial position, results of operations, market position, product development and business strategy.  These statements may be identified by the fact that they use words such as “will,” “may,” “estimate,” “expect,” “intend,” “plan,” “believe,” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance.  Such forward-looking statements are based on management’s current expectations and involve inherent risks and uncertainties, including factors that could delay, divert or change any of them, and could cause action outcomes and results to differ materially from current expectations.

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

Overview

We are an integrated home entertainment company, primarily engaged in the domestic acquisition and wholesale distribution of programming for release on DVD.  We acquire and exploit exclusive distribution rights to a diverse array of general and specialty programming, including music concerts, urban, youth culture/lifestyle, stand-up comedy, television and theatrical, foreign and silent films, in DVD, CD and other home entertainment formats.  We may also acquire related broadcast rights as well, including video-on-demand, broadband streaming, digital download, pay-per-view, in-flight, radio, satellite, cable and broadcast television, and we exploit and plan to exploit these rights as opportunities and technologies allow.  We acquire programming mainly by entering into exclusive licensing or distribution arrangements with producers and other content providers, which we often supplement by designing and producing additional content and value-added features, such as interactive menus, featurettes, audio commentaries, packaging and marketing materials.  We also produce our own original entertainment programming, focused on live performance music concerts, urban, direct-to-video features, comedy, live theater and more.  We will also seek to co-produce live-action horror and animated titles through a “first-look” deal we entered into with Dark Horse Entertainment, Inc.  We strive to grow a stream of revenues by maintaining and building a library of titles that can be exploited in a variety of formats and distribution channels.  Our active catalogue currently contains over 2,600 exclusive DVD titles.

In the quarter ended June 30, 2004, revenues were significantly higher compared to the quarter ended June 30, 2003, and we realized earnings compared to a loss in the same quarter last year.  The increase in revenues and earnings is primarily attributable to strong revenue performance from new exclusive DVD releases such as Larry the Cable Guy: Git R Done, Ron White: They Call Me Tater Salad, The Dick Van Dyke Show: Seasons 4 and 5 and The Lost World: Season 2, and new exclusive CD releases such as The Source Presents Hip Hop Hits: Volume 8, Willie Nelson: Live at Billy Bob’s and Power of Soul: Jimi Hendrix Tribute.  Additionally, we experienced significantly increased sales to certain retailers, particularly Wal-Mart and Target, who purchased more titles in greater quantities than in previous quarters.  The increase was attributable to our strong new release schedule and more specifically targeted and personalized sales efforts, and if we continue acquiring the type of programming that we have identified as being attractive to these retailers, we believe such increased sales will continue in future quarters.  Highlights of the most recently completed fiscal quarter are identified below.

•                                          Earnings from continuing operations of $890,000 ($.05 per diluted share), compared to a loss from continuing operations of $893,000 ($.05 per diluted share) for the first quarter of fiscal 2004.

•                                          Net revenues increased 75% to $26,541,000, compared with net revenues of $15,164,000 for the first quarter of fiscal 2004.

•                                          Gross profit margins were 28.2%, up from 25.8% for the first quarter of fiscal 2004 (primarily due to a higher proportion of revenues generated by generally higher-margin exclusively licensed DVD programming).

•                                          Selling, general and administrative expenses and amortization of production costs of approximately 24.0% of net revenues, down from 34.4% of net revenues for the first quarter of fiscal 2004.

•                                          Net earnings of $890,000 ($.05 per diluted share), compared to a net loss of $1,194,000 ($.07 per diluted share) for the first quarter of fiscal 2004.  The fiscal 2004 first quarter net loss included a loss from discontinued operations of $301,000, net of tax.

•                                          Total liabilities increased 4.2% to $43.6 million, from $41.8 million at March 31, 2004.

•                                          Interest bearing debt less cash on hand was $14.0 million, up from $12.9 million at March 31, 2004.

•                                          We had $11.8 million outstanding under our $17 million revolving credit facility with Wells Fargo Foothill at June 30, 2004 with $5.2 million in borrowing availability.

The highlights above are intended to identify to the reader some of our more significant events and transactions during the quarter ended June 30, 2004.  However, these highlights are not intended to be a full discussion of our results for the quarter.  These highlights should be read in conjunction with the following discussion of Results of Operations and Liquidity and Capital Resources and with our condensed consolidated financial statements and footnotes accompanying this report.

Throughout the remainder of this fiscal year, we anticipate continued growth in revenues compared to similar periods in the previous fiscal year.  We believe that revenue growth for the year will be 18% to 24% which, if realized, would result in fiscal 2005 net revenues approximately ranging between $100 and $105 million.  We also anticipate that we will report earnings for fiscal 2005.

Liquidity and Capital Resources

Sources and Uses of Working Capital for the Three Months Ended June 30, 2004

Our pretax earnings from continuing operations were $911,000 for the three months ended June 30, 2004.  Net revenue growth during the latter half of the June 2004 quarter contributed to an increase in net trade accounts receivables of approximately $2.4 million at June 30, 2004, as compared to March 31, 2004.  In anticipation of continued growth, we increased our inventory levels.  We incurred $907,000 in capital expenditures in our continuing effort to improve information technology infrastructure as well as expenditures for furniture and fixtures for our new corporate headquarters.  We paid down long-term debt and capital lease obligations by $346,000 during the June 2004 quarter.  As a result of our net revenue growth, our trade accounts payable and accrued royalties, distribution fees and music publishing fees grew by $766,000 at June 30, 2004, from levels at March 31, 2004.  We financed these expenditures from cash flows from operations and through our revolving line of credit, borrowings under which increased to $11,786,000 at June 30, 2004, from $10,218,000 at March 31, 2004.

Our working capital currently comes from two sources: (1) operating cash flows; and (2) availability under our revolving line of credit and term loan facilities with Wells Fargo Foothill, Inc.  At June 30, 2004, we had cash of $659,000 and borrowing availability of $5,214,000 and $1,000,000, respectively, under our revolving credit and term loan facilities with Foothill.

We believe that projected cash flows from operations, borrowing availability under our revolving line of credit, cash on hand, and trade credit will provide the necessary capital to meet our projected cash requirements for at least the next 12 months.  However, any projections of future cash needs and cash flows are subject to substantial uncertainty.  Should we be in a position to acquire significantly higher-profile content or libraries of content for exclusive distribution, or should we find an attractive synergistic corporate acquisition, we would need to seek additional debt or equity financing in order fund the transactions.  We believe any such financing could come in the form of vendor debt financing or convertible debt, convertible preferred stock or straight equity issuance through a private investment in public equity investor, however there are no assurances that such financing would be available, or available on terms acceptable to us.

We are discussing the possibility of raising additional financing to provide additional funds for exclusive programming acquisition.  Should additional funds be raised through the issuance of equity or convertible debt securities, the percentage ownership of our existing stockholders may be reduced.  We give no assurance that we will successfully obtain additional financing.

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations at June 30, 2004, and the effects such obligations are expected to have on liquidity and cash flow in future periods:

(in thousands)	Payments due by period
	Remainder of 2005	2006	2007	2008	2009	Thereafter	Total
Contractual obligations:
Long-term debt obligations	$1,306	$1,224	$—	$—	$—	$—	$2,530
Capital lease obligations	187	109	—	—	—	—	296
Operating lease obligations	1,153	1,531	1,573	1,615	1,658	8,100	15,630
Licensing and exclusive distribution agreements	8,953	5,088	120	150	—	—	14,311
Employment Agreements	1,581	1,199	1,173	—	—	—	3,953
Total	$13,180	$9,151	$2,866	$1,765	$1,658	$8,100	$36,720

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

New Office Facilities Commitment.  We have added a ten-year lease commitment with initial rent at $1.23 per square foot for approximately 62,000 square feet, beginning July 2004.  The annual rent of approximately $900,000 is scheduled to increase at 3% per year over the lease term.  Although a base level of operating expenses is included in the rent payment, we will be responsible for a percentage of actual annual operating expense increases capped at 5% annually.

Long-Term Debt

Long-term debt at June 30, 2004 and March 31, 2004, consisted of the following:

(In thousands)	June 30, 2004	March 31, 2004
Subordinated note payable – Ritek Taiwan	$2,339	$2,561
Note payable to bank	191	255
	2,530	2,816
Current portion of long-term debt	1,527	1,592
Long-term debt less current portion	$1,003	$1,224

Debt Instruments and Related Covenants

Our loan agreements with Foothill require us to comply with minimum financial and operating covenants.  At June 30, 2004, we were in compliance with the financial and operating covenants under the loan agreement. We believe that we will be able to achieve the minimum requirements going forward.

Results of Operations

The accompanying consolidated financial information for the three months ended June 30, 2004, should be read in conjunction with the Consolidated Financial Statements, the Notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended March 31, 2004.

We currently have two business segments:

•                                          Domestic

•                                          International

Our Domestic segment includes domestic wholesale distribution, program licensing and production.  Our International segment includes our international sublicense agreement with BMG Music International Service, GmbH for the distribution for our products throughout Europe, the Middle East and Africa, a wholesale distribution agreement with BMG Entertainment Mexico, S.A. for Mexico and Central America, sublicensing agreements with third parties in other international territories, and worldwide broadcast rights exploitation.

Revenue

Sales of DVD and CD programming, domestically and internationally, accounted for approximately 82% and 18%, respectively, of net revenues for the quarter ended June 30, 2004.  Sales of CD programming increased 300% to $4.8 million for the June 2004 quarter, from $1.2 million for the June 2003 quarter

The following table presents consolidated net revenues by reportable business segment for the three months ended June 30, 2004 and 2003, respectively:

	Three Months Ended June 30,
	2004	2003	% Change
	(in thousands)
Net revenues
Domestic	$25,357	$14,563	74.1%
International	1,184	601	97.0
Consolidated	$26,541	$15,164	75.0%

Consolidated net revenues for the three months ended June 30, 2004, were $26,541,000, up 75.0% from $15,164,000 for the three months ended June 30, 2003.

Domestic Revenue

Net revenues for our Domestic wholesale distribution segment for the quarter ended June 2004 increased 74.1% to $25,357,000, from $14,563,000 for the same quarter last year.  The increase is primarily attributable to strong revenue performance from new exclusive DVD releases such as Larry the Cable Guy: Git R Done, Ron White: They Call Me Tater Salad, The Dick Van Dyke Show: Seasons 4 and 5 and The Lost World: Season 2, and new exclusive CD releases such as The Source Presents Hip Hop Hits: Volume 8, Willie Nelson: Live at Billy Bob’s and Power of Soul: Jimi Hendrix Tribute.  We also experienced significantly increased sales to certain retailers, particularly Wal-Mart and Target, who purchased more titles in greater quantities than in previous quarters.

International Revenue

Net revenues for our International segment for the three months ended June 30, 2004, were up 97.0% to $1,184,000, from $601,000 for the three months ended June 30, 2003.  The increase in the June 2004 quarter’s international sales over that of the June 2003 quarter was primarily due to European subdistribution of our exclusive programming.  For the June 2003 quarter, BMG had only just commenced selling our catalogue programming which, at that time, was not yet fully represented at retail.  The increase in subdistribution revenue was offset by declining broadcast revenues.

Gross Margins

The following table presents consolidated cost of sales by reportable business segment and as a percentage of related segment net revenues for the three months ended June 30, 2004 and 2003, respectively:

	Three Months Ended June 30,
	2004	2003

Cost of sales:
Domestic	$18,189	$10,792
International	878	459
Consolidated	$19,067	$11,251

			% Change
As a percentage of segment net revenues:
Domestic	71.7%	74.1%	(2.4)%
International	74.2	76.4	(2.2)
Consolidated	71.8%	74.2%	(2.4)%

Consolidated cost of sales for the quarter ended June 30, 2004, were $19,067,000, or 71.8% of net revenues, compared to $11,251,000, or 74.2% of net revenues, for the same quarter last year.

Domestic Gross Margin

Gross margins for the Domestic segment, as a percentage of segment net revenues, increased by 2.4% to 28.3% for the three months ended June 30, 2004, from 25.9% for the three months ended June 30, 2003.  The increase in segment gross profit margins for the June 2004 quarter was primarily due to increased net revenues from sales of exclusively licensed programming, which typically generates higher gross margins than exclusively distributed programming.

International Gross Margin

Gross margins for the International segment, as a percentage of segment net revenues, increased by 2.2% to 25.8% for the three months ended June 30, 2004, from 23.6% for the three months ended June 30, 2003.  Gross margins for this segment in 2003 were negatively impacted by increase charges to cost of sales as a result of decreasing then-ultimate broadcast revenue forecasts.

Selling Expenses

The following tables present consolidated selling expenses by reportable business segment and as a percentage of related segment net revenues for the three months ended June 30, 2004 and 2003, respectively:

	Three Months Ended June 30,
	2004	2003	% Change
	(in thousands)
Selling expenses:
Domestic	$1,880	$1,157	62.5%
International	—	71	(100.0)
Consolidated	$1,880	$1,228	53.1%

As a percentage of segment net revenues:
Domestic	7.4%	7.9%	(0.5)%
International	—	11.8	(11.8)
Consolidated	7.1%	8.1%	(1.0)%

Consolidated selling expenses for the three months ended June 30, 2004, increased 53.1% to $1,880,000, from $1,228,000 for the three months ended June 30, 2003.  As a percentage of consolidated net revenues, consolidated selling expenses for the three months ended June 30, 2004 were 7.1%, down from 8.1% for the June 2003 quarter.

Domestic Selling Expenses

Selling expenses for the Domestic segment were up 62.5% to $1,880,000 for the three months ended June 30, 2004, from $1,157,000 for the three months ended June 30, 2003.  As a percentage of segment net revenues, selling expenses for the three months ended June 30, 2004, were 7.4%, down from 7.9% for the three months ended June 30, 2003.

The increase in absolute dollar selling expenses was primarily due to increased advertising and promotional expenses, including print, co-op, solicitation mailers and television and radio advertising.  These expenses were higher than those of the June 2003 quarter by approximately $542,000.  Additionally, we incurred higher personnel costs associated with additional headcount as well as salary increases.

We expect advertising and promotional expenditures to continue to increase, as retailers insist on marketing support for products once they have committed to purchasing them.  Print, television and radio advertising are all increasingly important to creating consumer awareness of our products.  The likelihood of placing product in significant numbers is greatly enhanced with a convincing outlay of marketing funds to increase awareness and sales.  It is common and often necessary to spend from seventy cents to in excess of one dollar per unit in order to effectively promote a higher-profile title’s availability.

General and Administrative Expenses

The following tables present consolidated general and administrative expenses by reportable business segment and as a percentage of related segment net revenues for the three months ended June 30, 2004 and 2003, respectively:

	Three Months Ended June 30,
	2004	2003	% Change
	(in thousands)
General and administrative expenses:
Domestic	$3,347	$2,732	22.5%
International	90	238	(62.2)
Consolidated	$3,437	$2,970	15.7%

As a percentage of segment net revenues:
Domestic	13.2%	18.8%	(5.6)%
International	7.6	39.6	(32.0)
Consolidated	12.9%	19.6%	(6.7)%

Consolidated general and administrative expenses for the three months ended June 30, 2004, increased 15.7%

to $3,437,000, from $2,970,000 for the three months ended June 30, 2003.  As a percentage of consolidated net revenues, consolidated general and administrative expenses for the three months ended June 30, 2004, were down by 6.7% to 12.9%, from 19.6% for the three months ended June 30, 2003.

Domestic General and Administrative Expenses

General and administrative expenses for the Domestic segment for the three months ended June 30, 2004, were up 22.5% to $3,347,000, from $2,732,000 for the three months ended June 30, 2003.  As a percentage of segment net revenues, general and administrative expenses for the three months ended June 30, 2004, were 13.2%, down from 18.8% for the June 2003 quarter.

We continued to incur expenses in personnel and consulting services in connection with the replacement of our legacy Qantel applications system and improvements in our technology infrastructure, which were higher by $168,000 for the three months ended June 30, 2004.  We also increased our personnel costs (including accrued performance-based bonuses) by $280,000 for the three months ended June 30, 2004.  We have incurred increased legal and accounting fees (higher by $127,000), and increased depreciation (higher by $83,000) for the three months ended June 30, 2004.

The increased expenses described above were the primary reasons for the increase in segment general and administrative expenses for the three months ended June 30, 2004.  The trend of higher segment general and administrative expenses, as compared to the corresponding prior-year quarter, is expected to continue for the foreseeable future due to the nature of our initiatives.  Once our information systems are fully upgraded and certain processes automated, we will expect the information technology and accounting and finance department costs to stabilize and decrease in the future.

International General and Administrative Expenses

General and administrative expenses for the International segment decreased 62.2% to $90,000 for the three months ended June 30, 2004, from $238,000 for the three months ended June 30, 2003.  As a percentage of segment net revenues, general and administrative expenses were 7.6% for the June 2004 quarter, down from 39.6% for the June 2003 quarter.

The expense reduction for the first quarter of fiscal year 2005 was primarily due to a reduced provision for uncollectible accounts receivable and lower personnel expenses due to the transition of European distribution of our exclusive programming to BMG.

Amortization of Production Costs

Amortization of production costs for the three months ended June 30, 2004, increased 3.3% to $1,048,000, from $1,015,000, for the three months ended June 30, 2003.  Production cost expenditures and related amortization are primarily affected by titles placed into production, which were relatively consistent during the June 2004 quarter compared to the June 2003 quarter.

Interest Expense

Interest expense, net of interest income, for the three months ended June 30, 2004, increased 15.9% to $204,000, from $176,000, for the three months ended June 30, 2003.  The increase is attributable to higher comparative debt levels.

Income Taxes

We recorded Federal and state alternative minimum tax expense of $21,000 for the June 2004 calendar quarter based upon the estimated alternative tax rate expected for fiscal 2005.  We utilized net operating loss carryforwards to offset taxable earnings for the June 2004 quarter which reduced our income tax expense down to the alternative minimum tax level.  We recorded an income tax benefit for the June 2003 calendar quarter relating to continuing operations of $508,000, representing an annual estimated effective income tax rate of 36.2% for fiscal 2004.

Earnings (Loss) from Continuing Operations/Loss from Discontinued Operations

Earnings from continuing operations were $890,000, or $.05 per diluted share, for the three months ended June 30, 2004.  Loss from continuing operations was $893,000, or $.05 per diluted share, net of an income tax benefit of $508,000, or $.03 per diluted share, for the three months ended June 30, 2003.  Loss from discontinued operations was $301,000, or $.02 per diluted share, net of an income tax benefit of $170,000, or $.01 per diluted share, for the three months ended June 30, 2003.

Consolidated Net Earnings (Loss)

Net earnings for the three months ended June 30, 2004, were $890,000, or $.05 per diluted share.  Net loss for the three months ended June 30, 2003, was $1,194,000, or $.07 per diluted share.

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

Interest Rate Fluctuations.  At June 30, 2004, approximately $12.0 million of our outstanding borrowings are subject to changes in interest rates; however, we do not use derivatives to manage this risk.  This exposure is linked to the prime rate and LIBOR.  Management believes that moderate changes in the prime rate or LIBOR would not materially affect our operating results or financial condition.  For example, a 1.0% change in interest rates would result in an approximate $120,000 annual impact on pretax income (loss) based upon those outstanding borrowings at June 30, 2004.

Foreign Exchange Rate Fluctuations.  At June 30, 2004, approximately $11,000 of our accounts receivable is related to international distribution and denominated in foreign currencies, and accordingly is subject to future foreign exchange rate risk.  We distribute some of our licensed DVD and VHS programming (for which we hold international distribution rights) internationally through international sublicensees.  Additionally, we exploit international broadcast rights to some of our exclusive entertainment programming (for which we hold international broadcast rights).  Management believes that moderate changes in foreign exchange rates will not materially affect our operating results or financial condition.  For example, a 10.0% change in exchange rates would result in an approximate $1,000 impact on pretax income (loss) based upon those outstanding receivables at June 30, 2004.  To date, we have not entered into foreign currency exchange contracts.

ITEM 4.                             CONTROLS AND PROCEDURES

We have evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial

Officer, our system of disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that they are effective in connection with the preparation of this report.  There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REVIEW BY INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The condensed consolidated financial statements as of June 30, 2004 and for the three-month period ended June 30, 2004 in this Form 10-Q have been reviewed by KPMG LLP, independent registered public accounting firm, in accordance with established professional standards and procedures for such a review.

The report of KPMG LLP commenting upon their review follows.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Image Entertainment, Inc.:

We have reviewed the condensed consolidated balance sheet of Image Entertainment, Inc. and subsidiary as of June 30, 2004, the related condensed consolidated statements of operations for the three-month periods ended June 30, 2004 and 2003, and the related condensed consolidated statements of cash flows for the three-month periods ended June 30, 2004 and 2003. These condensed consolidated financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States).  A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters.  It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole.  Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Image Entertainment, Inc. and subsidiary as of March 31, 2004, and the related consolidated statements of income, shareholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated June 25, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of March 31, 2004, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP

Los Angeles, California
August 5, 2004

PART II – OTHER INFORMATION

ITEM 1.	Legal Proceedings

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

ITEM 2.	Changes in Securities and Use of Proceeds

Not Applicable.

ITEM 3.	Defaults upon Senior Securities

Not Applicable.

ITEM 4.	Submission of Matters to a Vote of Security Holders

Not Applicable.

ITEM 5.	Other Information

Not Applicable.

ITEM 6.	Exhibits and Reports on Form 8-K.

	(a)	Exhibits

		15	Awareness Letter of KPMG LLP, Independent Registered Public Accounting Firm.

		31.1	Certification by the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

		31.2	Certification by the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

		32.1	Certification by the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

		32.2	Certification by the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	(b)	Reports on Form 8-K

Amendment to Current Report on Form 8-K/A (Item 12), filed June 29, 2004 Current Report on Form 8-K (Item 12), filed June 28, 2004

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMAGE ENTERTAINMENT, INC.

Date:	August 12, 2004	By:	/S/ MARTIN W. GREENWALD
Martin W. Greenwald
President and Chief Executive Officer

Date:	August 12, 2004	By:	/S/ JEFF M. FRAMER
Jeff M. Framer
Chief Financial Officer