Form 10-Q
period 2004-09-30
IMAGE ENTERTAINMENT INC
filed 2004-11-12
CIK 216324

United States
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2004

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

Number of shares outstanding of the registrant’s common stock on November 4, 2004: 18,278,597

PART I - FINANCIAL INFORMATION

ITEM 1.                                                     Financial Statements

IMAGE ENTERTAINMENT, INC.

Consolidated Balance Sheets

(unaudited)

September 30, 2004 and March 31, 2004

ASSETS

(In thousands)	September 30, 2004	March 31, 2004 *
Current assets:
Cash	$1,908	$540
Accounts receivable, net of allowances of $8,733 - September 30, 2004; $7,413 - March 31, 2004	26,264	21,742
Inventories	16,408	13,725
Royalty and distribution fee advances	7,972	7,540
Prepaid expenses and other assets	1,047	887
Total current assets	53,599	44,434
Noncurrent inventories, principally production costs	2,495	2,604
Noncurrent royalty and distribution advances	11,190	11,037
Property, equipment and improvements, net	7,219	5,782
Other assets	185	275
	$74,688	$64,132

* The March 31, 2004 consolidated balance sheet has been derived from the consolidated financial statements included in the Company’s 2004 annual report on Form 10-K.

See accompanying notes to consolidated financial statements

IMAGE ENTERTAINMENT, INC.

Consolidated Balance Sheets

(unaudited)

September 30, 2004 and March 31, 2004

LIABILITIES AND SHAREHOLDERS’ EQUITY

(In thousands, except share data)	September 30, 2004	March 31, 2004 *
Current liabilities:
Accounts payable	$9,659	$8,124
Accrued liabilities	3,402	2,472
Accrued royalties and distribution fees	13,328	9,255
Accrued music publishing fees	5,004	5,196
Deferred revenue	3,298	3,360
Revolving credit and term loan facility	13,101	10,218
Current portion of long-term debt	1,464	1,592
Current portion of capital lease obligations	235	247
Total current liabilities	49,491	40,464
Long-term debt, less current portion	668	1,224
Capital lease obligations, less current portion	—	109
Total liabilities	50,159	41,797

Shareholders’ equity:
Preferred stock, $1 par value, 3,366,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value, 30,000,000 shares authorized; 18,279,000 and 18,268,000 issued and outstanding at September 30, 2004 and March 31, 2004, respectively	33,231	33,142
Additional paid-in capital	3,774	3,774
Accumulated deficit	(12,476)	(14,581)
Net shareholders’ equity	24,529	22,335
	$74,688	$64,132

* The March 31, 2004 consolidated balance sheet has been derived from the consolidated financial statements included in the Company’s 2004 annual report on Form 10-K.

See accompanying notes to consolidated financial statements

IMAGE ENTERTAINMENT, INC.

Consolidated Statements Of Operations

(unaudited)

For the Three Months Ended September 30, 2004 and 2003

(In thousands, except per share data)	2004	2003
NET REVENUES	$28,556	$20,316
OPERATING COSTS AND EXPENSES:
Cost of sales	21,250	15,798
Selling expenses	2,253	1,446
General and administrative expenses	3,576	3,015
	27,079	20,259
EARNINGS FROM OPERATIONS	1,477	57
OTHER EXPENSES (INCOME):
Interest expense	240	216
Other	(7)	(104)
	233	112
EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	1,244	(55)

INCOME TAX EXPENSE (BENEFIT)	29	(20)

EARNINGS (LOSS) FROM CONTINUING OPERATIONS	1,215	(35)

DISCONTINUED OPERATIONS (Note 4):
Loss from operations of discontinued retail distribution segment (less tax benefit of $310 in 2003)	—	(552)
Loss on sale of retail distribution segment (less applicable income tax benefit of $252 in 2003)	—	(447)

LOSS FROM DISCONTINUED OPERATIONS	—	(999)

NET EARNINGS (LOSS)	$1,215	$(1,034)

NET EARNINGS (LOSS) PER SHARE:
Continuing operations – basic	$.07	$(.00)
Continuing operations – diluted	.06	(.00)
Discontinued operations – basic and diluted	—	(.06)
Net earnings (loss) – basic	$.07	$(.06)
Net earnings (loss) – diluted	$.06	$(.06)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	18,278	18,248
Diluted	18,697	18,248

See accompanying notes to consolidated financial statements

For the Six Months Ended September 30, 2004 and 2003

(In thousands, except per share data)	2004	2003
NET REVENUES	$55,097	$35,480

OPERATING COSTS AND EXPENSES:
Cost of sales	41,365	28,063
Selling expenses	4,133	2,674
General and administrative expenses	7,013	5,986
	52,511	36,723
EARNINGS (LOSS) FROM OPERATIONS	2,586	(1,243)
OTHER EXPENSES (INCOME):
Interest expense	444	392
Other	(13)	(179)
	431	213
EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	2,155	(1,456)

INCOME TAX EXPENSE (BENEFIT)	50	(528)

EARNINGS (LOSS) FROM CONTINUING OPERATIONS	2,105	(928)

DISCONTINUED OPERATIONS (Note 4):
Loss from operations of discontinued retail distribution segment (less tax benefit of $480 in 2003)	—	(853)
Loss on sale of retail distribution segment (less applicable income tax benefit of $252 in 2003)	—	(447)

LOSS FROM DISCONTINUED OPERATIONS	—	(1,300)

NET EARNINGS (LOSS)	$2,105	$(2,228)

NET EARNINGS (LOSS) PER SHARE:
Continuing operations – basic	$.12	$(.05)
Continuing operations – diluted	.11	(.05)
Discontinued operations – basic and diluted	—	(.07)
Net earnings (loss) – basic	$.12	$(.12)
Net earnings (loss) – diluted	$.11	$(.12)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	18,273	18,237
Diluted	18,615	18,237

See accompanying notes to consolidated financial statements

IMAGE ENTERTAINMENT, INC.

Consolidated Statements of Cash Flows

(unaudited)

For the Six Months Ended September 30, 2004 and 2003

(In thousands)	2004	2003
CASH FLOWS FROM CONTINUING OPERATING ACTIVITIES:

Net earnings (loss)	$2,105	$(2,228)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) continuing operating activities:
Loss from discontinued operations, net of tax benefit	—	853
Loss from sale of discontinued retail distribution segment, net of tax benefit	—	447
Amortization of production costs	2,036	1,985
Depreciation and other amortization	1,251	1,103
Amortization of restricted stock units	—	79
Provision for sales returns, other credits and doubtful accounts	2,046	192
Provision for lower of cost or market inventory writedowns	371	71
Deferred income taxes – continuing operations	—	(528)
Changes in assets and liabilities associated with continuing operating activities:
Accounts receivable	(6,568)	1,905
Inventories	(3,100)	(945)
Royalty and distribution fee advances	(585)	(660)
Production cost expenditures	(1,881)	(1,607)
Prepaid expenses and other assets	(70)	323
Accounts payable, accrued royalties, fees and liabilities	6,346	(238)
Deferred revenue	(62)	(1,402)
Net cash provided by (used in) continuing operating activities	1,889	(650)

CASH FLOWS FROM CONTINUING INVESTING ACTIVITIES:

Net cash used in continuing investing activities – capital expenditures	$(2,688)	$(971)

CASH FLOWS FROM CONTINUING FINANCING ACTIVITIES:

Borrowings under revolving credit facility	$54,959	$46,404
Repayments of borrowings under revolving credit facility	(52,076)	(44,810)
Repayments of long-term debt	(684)	(683)
Principal payments under capital lease obligations	(121)	(337)
Exercise of employee stock options	89	26
Net cash provided by continuing financing activities	2,167	600

INCREASE (DECREASE) IN CASH:	1,368	(1,021)
Cash used in discontinued operations	—	(239)

NET INCREASE (DECREASE) IN CASH:	1,368	(1,260)
Cash at beginning of period	540	2,672
Cash at end of period	$1,908	$1,412

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:
Interest	$414	$400
Income taxes	$25	$6

See accompanying notes to consolidated financial statements

Supplemental Disclosures of Noncash Continuing Operating, Investing and Financing Activities:

On July 1, 2004 and June 30, 2003, we issued 9,524 and 19,577 shares, respectively, of common stock to officers (net of shares withheld for payment of related income taxes) in connection with the vesting of restricted stock units.  We increased common stock at July 1, 2004, and June 30, 2003, by approximately $87,000 and $186,000, respectively, representing the value of the total vested shares as of the grant dates, less the value of shares withheld for payment of related income taxes on the vesting dates.

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

Note 2.                                  Subsequent Event - Japan Sublicense Agreement and $2 million Advance

On October 6, 2004, we entered into an exclusive five-year home video sublicense agreement with Digital Site Corporation, for exclusive distribution of Image programming in Japan.  Some of our programming is distributed in Japan by various third parties on a title-by-title basis under existing sublicense agreements.

Under the terms of the output agreement, Digital Site will be responsible for all sales, marketing, manufacturing and distribution in Japan.  The agreement includes our available existing catalogue, as well as previously-sublicensed titles as they become available and future new releases through the end of 2009.  The distribution term for each program is five years or the expiration date of Image’s rights.  Programming will be marketed and released under the brand, “Image Entertainment Japan.”  The first releases under the agreement are scheduled for January 2005.

Royalty payments are set at a percentage of suggested retail price, and any overages will be paid after recoupment of the $2 million non-refundable advance received in October 2004.  The advance will be recorded as deferred revenue during the quarter ending December 31, 2004, and will be recognized as revenue when royalties are earned, as reported to us on a quarterly basis.

Note 3.                                  Accounting for Stock-Based Compensation

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

	Three Months Ended September 30,		Six Months Ended September 30,
(In thousands, except per share data)	2004	2003	2004	2003

Consolidated net earnings (loss), as reported	$1,215	$(1,034)	$2,105	$(2,228)
Add: Stock-based employee compensation expense included in the reported consolidated net earnings (loss), net of related tax effects	—	—	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(117)	(87)	(234)	(175)
Pro forma consolidated net earnings (loss)	$1,098	$(1,121)	$1,871	$(2,403)

Consolidated net earnings (loss) per share:
As reported – basic	$.07	$(.06)	$.12	$(.12)
As reported – diluted	$.06	$(.06)	$.11	$(.12)
Pro forma – basic and diluted	$.06	$(.06)	$.10	$(.13)

The fair value of the stock options at the date of grant was estimated using the Black-Scholes pricing model with the following assumptions for the six months ended September 30, 2004 and 2003, respectively:

	2004	2003
Expected life (years)	2.5-5.0	5.0
Interest rate	2.76-3.88%	1.20-3.34%
Volatility	60-67%	74-79%
Dividend yield	0.00%	0.00%

Note 4.                                  Discontinued Operations – Retail Distribution Segment

On September 23, 2003, Image’s wholly-owned subsidiary DVDPlanet, Inc. sold substantially all of its assets to Planet Entertainment, Inc., an unrelated third party.  DVDPlanet incurred a loss of $699,000 on the sale of the assets.  The following is summary financial information for our discontinued retail distribution segment:

	Three Months Ended September 30,		Six Months Ended September 30,
(In thousands)	2004	2003	2004	2003

Net revenues	$—	$4,303	$—	$8,991
Pretax loss from discontinued operations	—	(862)	—	(1,333)
Pretax loss from the sale of the retail distribution segment	—	(699)	—	(699)
Income tax benefit	—	562	—	732
Net loss from discontinued operations	$—	$(999)	$—	$(1,300)

Note 5.                                  Inventories

Inventories at September 30, 2004, and March 31, 2004, are summarized as follows:

(In thousands)	September 30, 2004	March 31, 2004
DVD	$11,464	$10,037
Other	2,481	1,180
	13,945	11,217
Production costs, net	4,958	5,112
	18,903	16,329
Less current portion of inventories	16,408	13,725
Noncurrent inventories, principally production costs	$2,495	$2,604

DVD and other inventories consist primarily of finished DVD, CD and VHS product for sale and are stated at the lower of average cost or market.

Production costs consist of capitalized costs to produce licensed programming for domestic and international distribution and include the costs of film and tape conversion to the optical disc format, menu and packaging design, authoring, compression, mastering and the overhead of our creative services and production departments.  Production costs are reflected net of accumulated amortization of $12,918,000 and $16,422,000 at September 30, 2004, and March 31, 2004, respectively.

Note 6.                                  Debt

Revolving Credit and Term Loan Facilities.  On September 30, 2004, we amended our credit facility with Wells Fargo Foothill, Inc.  The maximum revolving credit availability under the agreement was increased $6 million, from $17 million to $23 million.  Actual borrowing availability under the line remains substantially based upon eligible trade accounts receivable levels.  While the interest rate remains at the prevailing prime rate plus 0.75% (5.50% at September 30, 2004), the interest rate floor was reduced from 5.75% to 5.00%.  We now also have the option to borrow at LIBOR plus 3.50%.  The maximum capital expenditure limit covenant was increased for fiscal 2005 to $3.25 million (plus $359,000 unused from fiscal 2004) from $2.5 million plus the $359,000.  The covenant maximum drops to $2.5 million in fiscal 2006, plus any unused carryover from fiscal 2005.  The term of the agreement was extended two years through December 28, 2007.  At September 30, 2004, we had $12,772,000 outstanding under our $23 million revolving credit facility with Foothill bearing interest at 5.50%, and had $329,000 in borrowings outstanding under our $1 million capital expenditure term loan facility with Foothill bearing interest at 5.75% and maturing through July 2009.  At September 30, 2004, we had borrowing availability of $9,178,000 under the revolving credit facility and $671,000 under the term loan facility, and were in compliance with all financial and operating covenants.

Long-term debt at September 30, 2004, and March 31, 2004, consists of the following:

(In thousands)	September 30, 2004	March 31, 2004
Subordinated note payable – Ritek Taiwan	$2,005	$2,561
Note payable to bank	127	255
	2,132	2,816
Current portion of long-term debt	1,464	1,592
Long-term debt less current portion	$668	$1,224

Note 7.                                  New Office Facilities Commitment

As of the end of August 2004, we had fully relocated to our new corporate facility and ceased paying rent for our previous corporate facility.  Our new ten-year lease commitment with two five-year options, with initial rent at $1.23 per square foot for approximately 62,000 square feet, began in July 2004.  The annual rent of approximately $900,000 will increase at 3% per year over the lease term.  We are expensing the total rent commitment, including the scheduled rent increases, on a straight-line basis over the term of the lease.  Although a base level of operating expenses is included in the rent payment, we will be responsible for a percentage of actual annual operating expense increases capped at 5% annually.

Note 8.                                  Net Earnings (Loss) per Share Data

The following presents a reconciliation of the numerators and denominators used in computing basic and diluted net earnings (loss) per share for the three and six months ended September 30, 2004 and 2003:

	Three months ended September 30,		Six Months ended September 30,
(In thousands, except per share data)	2004	2003	2004	2003

Earnings (loss) from continuing operations	$1,215	$(35)	$2,105	$(928)
Loss from discontinued operations	$—	$(999)	$—	$(1,300)
Net earnings (loss) – basic and diluted numerator	$1,215	$(1,034)	$2,105	$(2,228)
Weighted average common shares outstanding – basic denominator	18,278	18,248	18,273	18,237
Effect of dilutive securities	$419	$—	$342	$—
Weighted average common shares outstanding – diluted denominator	18,697	18,248	18,615	18,237
Net earnings (loss) per share:
Continuing operations – basic	$.07	$(.00)	$.12	$(.05)
Continuing operations – diluted	.06	(.00)	.11	(.05)
Discontinued operations – basic and diluted	—	(.06)	—	(.07)
Net earnings (loss) per share – basic	$.07	$(.06)	$.12	$(.12)
Net earnings (loss) per share – diluted	$.06	$(.06)	$.11	$(.12)

Outstanding common stock options not included in the computation of diluted earnings per share for the three and six months ended September 30, 2004, totaled 654,000 and 1,947,000, respectively.  They were excluded because their inclusion would have an antidilutive effect on earnings per share.  Outstanding common stock options and warrants not included in the computation of diluted net loss per share totaled 2,141,000, for the three and six months ended September 30, 2003.  They were also excluded as their effect would be antidilutive.

Note 9.                                  2004 Incentive Compensation Plan

Our 2004 Incentive Compensation Plan was approved at our annual meeting of shareholders held on September 10, 2004.  There are 1,000,000 shares of common stock authorized for issuance under the plan.  Stock option grants under the plan may be intended to qualify as incentive stock options under Section 422 of the Tax Code, may be non-qualified stock options governed by Section 83 of the Tax Code, restricted stock units, or other forms of equity compensation.  Subject to earlier termination by our Board of Directors, the plan will remain in effect until all awards have been satisfied or terminated under the terms of the plan.

Note 10.                           Segment Information

In accordance with the requirements of SFAS No. 131, Disclosures about Segments of and Enterprises and Related Information, selected financial information regarding our reportable business segments, domestic and international, are presented below.  Domestic wholesale distribution of home entertainment programming on DVD accounted for approximately 91% and 85% of our net revenue for the three and six months ended September 30, 2004, respectively, and over 83% and 85% of our net revenue for the three and six months ended September 30, 2003, respectively.  Management currently evaluates segment performance based primarily on net revenues, operating costs and expenses and earnings (loss) before income taxes.  Interest income and expense is evaluated on a consolidated basis and not allocated to our business segments.

For the Three Months Ended September 30, 2004:

	2004
(In thousands)	Domestic	International	Inter-segment Eliminations	Consolidated
NET REVENUES	$27,084	$1,472	$—	$28,556
OPERATING COSTS AND EXPENSES	25,837	1,242	—	27,079
EARNINGS FROM OPERATIONS	1,247	230	—	1,477
OTHER EXPENSES (INCOME)	235	16	(18)	233
EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	$1,012	$214	$18	$1,244

For the Three Months Ended September 30, 2003:

	2003
(In thousands)	Domestic	International	Inter-segment Eliminations	Consolidated
NET REVENUES	$18,267	$2,049	$—	$20,316
OPERATING COSTS AND EXPENSES	18,543	1,716	—	20,259
EARNINGS (LOSS) FROM OPERATIONS	(276)	333	—	57
OTHER EXPENSES (INCOME)	216	8	(112)	112
EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	$(492)	$325	$112	$(55)

For the Six Months Ended September 30, 2004:

	2004
(In thousands)	Domestic	International	Inter-segment Eliminations	Consolidated
NET REVENUES	$52,441	$2,656	$—	$55,097
OPERATING COSTS AND EXPENSES	50,150	2,361	—	52,511
EARNINGS FROM OPERATIONS	2,291	295	—	2,586
OTHER EXPENSES (INCOME)	436	17	(22)	431
EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	$1,855	$278	$22	$2,155

For the Six Months Ended September 30, 2003:

	2003
(In thousands)	Domestic	International	Inter-segment Eliminations	Consolidated
NET REVENUES	$32,830	$2,650	$—	$35,480
OPERATING COSTS AND EXPENSES	34,088	2,635	—	36,723
LOSS FROM OPERATIONS	(1,258)	15	—	(1,243)
OTHER EXPENSES (INCOME)	392	(64)	(115)	213
EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	$(1,650)	$79	$115	$(1,456)

	As of
(In thousands)	September 30, 2004	March 31, 2004
TOTAL ASSETS:
DOMESTIC	$73,893	$62,638
INTERNATIONAL	795	1,494
CONSOLIDATED TOTAL ASSETS	$74,688	$64,132

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

Forward-looking Statements

This report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 regarding, among other things, goals, plans and projections regarding our financial position, results of operations, market position, product development and business strategy.  These statements may be identified by the fact that they use words such as “will,” “expect,” “plan,” “believe,” and other words of similar meaning in connection with any discussion of future performance.  Such forward-looking statements are based on management’s current expectations and involve inherent risks and uncertainties, including factors that could delay, divert or change any of them, and could cause action outcomes and results to differ materially from current expectations.

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

Overview

We are an integrated home entertainment company, primarily engaged in the acquisition, production and wholesale distribution of programming for release on DVD.  We acquire and exploit exclusive distribution rights to a diverse array of general and specialty programming, including music concerts, urban, youth culture/lifestyle, stand-up comedy, television and theatrical, foreign and silent films, in DVD, CD and other home entertainment formats.  We may also acquire related broadcast rights as well, including video-on-demand, broadband streaming, digital download, pay-per-view, in-flight, radio, satellite, cable and broadcast television, and we exploit and plan to exploit these rights as opportunities and technologies allow.  We acquire programming mainly by entering into exclusive licensing or distribution arrangements with producers and other content providers, which we often supplement by designing and producing additional content and value-added features, such as interactive menus, featurettes, audio commentaries, packaging and marketing materials.  We also produce and co-produce our own original entertainment programming, focused on live performance music concerts, urban, direct-to-video features, comedy, live theater and more.  We will seek to co-produce live-action, genre-specific, low budget feature films through first-look agreements with Dark Horse Entertainment, Inc. and ContentFilm Plc.  We strive to grow a stream of revenues by maintaining and building a library of titles that can be exploited in a variety of formats and distribution channels.  Our active DVD catalogue currently contains over 2,600 exclusive titles.

•                  In the quarter ended September 30, 2004, revenues were significantly higher compared to the quarter ended September 30, 2003, and we realized earnings compared to a loss in the same quarter last year.  The increase in revenues and earnings is primarily attributable to strong revenue performance from new exclusive DVD and CD releases as well as continued strong sales of previously released programming.

•                  Second quarter new exclusive DVD releases included stand-up comedy from Bill Engvall, the urban documentary Beef II, and the classic television series Combat: Season 1: Campaigns 1 & 2.

•                  Second quarter new exclusive audio releases included a live country music concert from Merle Haggard: Live At Billy Bob’s and a studio CD from Ronnie Milsap.

We continued to experience significantly increased sales to large retailers, particularly Wal-Mart and Target, who purchased more titles in greater quantities than in previous quarters.  Highlights of the most recently completed fiscal quarter are identified below:

•                                          Earnings from continuing operations of $1,215,000 ($.06 per diluted share), compared to a loss from continuing operations of $35,000 ($.00 per diluted share) for the second quarter of fiscal 2004.

•                                          Net revenues increased 40.6% to $28,556,000, compared with net revenues of $20,316,000 for the second quarter of fiscal 2004.

•                                          Gross profit margins, which are now disclosed net of amortization of production costs, were 25.6%, up from 22.2% for the second quarter of fiscal 2004 (primarily due to a higher percentage of exclusively licensed programming sold, compared to lower-margin exclusively distributed non-licensed programming).

•                                          We are now classifying production cost amortization as a component of cost of sales, resulting in a reduction to gross profit margins for all periods presented.  We previously amortized production costs as a separate line item within operating costs and expenses.  Because we disclose programming production costs as a component of inventory, we believe classification of the related expense of these costs as a component of cost of sales is more meaningful.  Amortization of production costs, as a percentage of net revenues, for the three months ended September 30, 2004 and 2003, were 3.5% and 4.8%, respectively.

•                                          Selling, general and administrative expenses of approximately 20.4% of net revenues, down from 22.0% of net revenues for the second quarter of fiscal 2004, due primarily to the spreading of fixed costs over higher net revenues for the September 2004 quarter.

•                                          Net earnings of $1,215,000 ($.06 per diluted share), compared to a net loss of $1,034,000 ($.06 per diluted share) for the second quarter of fiscal 2004.  The fiscal 2004 second quarter net loss included a loss from discontinued operations of $999,000, or $.06 per diluted share, net of tax benefit.

•                                          Total liabilities increased 20.0% to $50.2 million, from $41.8 million at March 31, 2004.  Accrued royalties and distribution fees increased as a result of the significant increased revenues from exclusive programming, and increased inventory levels to accommodate forecasted customer demand associated with the impending holiday-selling season also contributed to the increase in total liabilities.

•                                          Interest bearing debt less cash on hand was $13.6 million, up from $12.9 million at March 31, 2004.

•                                          We had $12.8 million outstanding under our $23 million revolving credit facility with Wells Fargo Foothill, Inc. at September 30, 2004, with $9.2 million in borrowing availability.  We amended the terms of our credit facility to increase the maximum borrowing availability, reduce the interest rate floor and extend the term as described in more detail below.

•                                          We entered into a five-year sublicense agreement with Digital Site Corporation for distribution of our exclusive programming in Japan, for which we received a $2 million nonrefundable but recoupable advance in October 2004.

The highlights above are intended to identify to the reader some of our more significant events and transactions during the quarter ended September 30, 2004 (except for the Digital Site agreement, which was executed in October).  However, these highlights are not intended to be a full discussion of our results for the quarter.  These highlights should be read in conjunction with the following discussion of Results of Operations and Liquidity and Capital Resources and with our condensed consolidated financial statements and footnotes accompanying this report.

We are increasing our previously disclosed revenue guidance.  We believe that revenue growth for the fiscal year will be 26% to 32%, up from previous guidance of 18% to 24%, which, if realized, would result in fiscal 2005 net revenues approximately ranging between $107 and $112 million, up from previous guidance of between $100 and $105 million.  We have not provided specific earnings guidance but continue to anticipate that we will report earnings for fiscal 2005.

Liquidity and Capital Resources

Our working capital generally comes from two sources:  (1) operating cash flows; and (2) availability under our revolving line of credit and term loan facilities with Wells Fargo Foothill, Inc.

On September 30, 2004, Foothill amended our credit facility.  The maximum revolving credit availability under the agreement was increased $6 million, from $17 million to $23 million.  Actual borrowing availability under the line remains substantially based upon eligible trade accounts receivable levels.  While the interest rate remains at the prevailing prime rate plus 0.75% (5.50% at September 30, 2004), the interest rate floor was reduced from 5.75% to 5.00%.  We now also have the option to borrow at LIBOR plus 3.50%.  The term of the agreement was extended two years through December 28, 2007.

At September 30, 2004, we had cash of $1,908,000 and borrowing availability of $9,178,000 and $671,000, respectively, under our revolving credit and term loan facilities with Foothill.  Comparatively, at March 31, 2004, we had cash of $540,000 and borrowing availability of $6,245,000 and $1,000,000, respectively, under our revolving credit and term loan facilities.

We received a nonrefundable but recoupable royalty advance of $2 million in October 2004, related to our Japan sublicense agreement, which we used to pay down amounts outstanding under our revolving credit facility in October.

Our pretax earnings from continuing operations were $2.2 million for the six months ended September 30, 2004.  Net revenue growth during the six months ended September 30, 2004, contributed to an increase in net trade accounts receivables to approximately $26.3 million at September 30, 2004, as compared to $21.7 million at March 31, 2004.  In anticipation of forecasted customer demand for our new release and catalogue programming for the upcoming holiday-selling season, we increased our inventory levels as of September 30, 2004, as compared to March 31, 2004.  We incurred $2,688,000 in capital expenditures in our continuing effort to improve information technology infrastructure and business systems, including the conversion from our legacy sales order management and production/creative services systems to Oracle, as well as expenditures for furniture, fixtures, equipment, hardware infrastructure and leasehold improvements for our new corporate headquarters.  The final phase, which went live in September 2004, completes the replacement of our Qantel system with Oracle.

We paid down long-term debt and capital lease obligations by $805,000 during the six-month September 2004 period.  As a result of our net revenue growth, our trade accounts payable and accrued royalties, distribution fees and music publishing fees grew by $6,346,000 at September 30, 2004, from levels at March 31, 2004.  We financed these expenditures from cash flows from operations and through our revolving line of credit and term loan facility.  The outstanding borrowings under the revolving and term loan facility increased to $12,772,000 and $329,000, respectively, at September 30, 2004, from $10,218,000 and none, respectively, at March 31, 2004.

We believe that projected cash flows from operations, borrowing availability under our revolving line of credit, cash on hand, and trade credit will provide the necessary capital to meet our projected cash requirements for at least the next 12 months.  Should we be in a position to acquire significantly higher-profile content or libraries of content for exclusive distribution above our historical normal costs of acquistion, or should we find an attractive synergistic corporate acquisition, we would most likely need to seek additional debt or equity financing in order fund the transactions.  We believe financing could come in the form of vendor debt financing or convertible debt, convertible preferred stock or straight equity issuance, however there are no assurances that financing would be available, or available on terms acceptable to us.

We continue to consider raising additional financing to provide additional funds in order to strengthen our ability to acquire exclusive programming.  Should additional funds be raised through the issuance of equity or convertible debt securities, the percentage ownership of our existing shareholders will be reduced.  We can give no assurance that we will successfully obtain additional financing.

Japan Sublicense Agreement and $2 million Advance

On October 6, 2004, we entered into an exclusive five-year home video sublicense agreement with Digital Site Corporation, for exclusive distribution of Image DVD programming in Japan.  Some of our programming is distributed in Japan by various third parties on a title-by-title basis under existing sublicense agreements.

Under the terms of the output agreement, Digital Site will be responsible for all sales, marketing, manufacturing and distribution in Japan.  The agreement includes our available existing catalogue, as well as previously-sublicensed titles as they become available and future new releases through the end of 2009.  The distribution term for each program is five years or the expiration date of Image’s rights.  Programming will be marketed and released under the brand, “Image Entertainment Japan.”  The first releases under the agreement are scheduled for January 2005.

Royalty payments are set at a percentage of suggested retail price, and any overages will be paid after recoupment of the $2 million non-refundable advance received in October 2004.  The advance will be recorded as deferred revenue during the quarter ending December 31, 2004, and will be recognized as revenue when royalties are earned, as reported to us on a quarterly basis.

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations at September 30, 2004, and the effects such obligations are expected to have on liquidity and cash flow in future periods:

	Payments due by period
(in thousands)	Remainder of 2005	2006	2007	2008	2009	Thereafter	Total
Contractual obligations:
Long-term debt obligations	$907	$1,225	$—	$—	$—	$—	$2,132
Capital lease obligations	126	109	—	—	—	—	235
Operating lease obligations	764	1,531	1,573	1,615	1,658	8,100	15,241
Licensing and exclusive distribution agreements	5,648	5,223	260	338	—	—	11,469
Employment Agreements	772	1,199	1,173	—	—	—	3,144
Total	$8,217	$9,287	$3,006	$1,953	$1,658	$8,100	$32,221

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

New Office Facilities Commitment.  As of the end of August 2004, we had fully relocated to our new corporate facility and ceased paying rent for our previous corporate facility.  Our new ten-year lease commitment, with initial rent at $1.23 per square foot for approximately 62,000 square feet, began in July 2004.  The annual rent of approximately $900,000 will increase at 3% per year over the lease term.  We are expensing the total rent commitment, including the scheduled rent increases, on a straight-line basis over the term of the lease.  Although a base level of operating expenses is included in the rent payment, we will be responsible for a percentage of actual annual operating expense increases capped at 5% annually.

Lease Guarantee.  In connection with the asset sale of DVDPlanet, Planet Entertainment assumed the obligations under DVDPlanet’s lease for its retail store and its parent company Infinity Resources, Inc. guaranteed Planet Entertainment’s obligations under the lease.  We remain a guarantor in the event that Planet Entertainment and Infinity default on their financial obligations under the lease.  The remaining payments under the lease total approximately $580,000 through the lease’s expiration December 2007.

Long-Term Debt

Long-term debt at September 30, 2004, and March 31, 2004, consisted of the following:

(In thousands)	September 30, 2004	March 31, 2004
Subordinated note payable – Ritek Taiwan	$2,005	$2,561
Note payable to bank	127	255
	2,132	2,816
Current portion of long-term debt	1,464	1,592
Long-term debt less current portion	$668	$1,224

Debt Instruments and Related Covenants

Our loan agreements with Foothill require us to comply with minimum financial and operating covenants.  At September 30, 2004, we amended our capital expenditures covenant for fiscal 2005.  The maximum capital expenditure limit covenant was increased for fiscal 2005 to $3.25 million (plus $359,000 unused from fiscal 2004) from $2.5 million plus the $359,000.  The covenant maximum drops to $2.5 million in fiscal 2006, plus any unused carryover from fiscal 2005.  At September 30, 2004, we were in compliance with the financial and operating covenants under the loan agreement.  We believe that we will be able to achieve the minimum requirements going forward.

Results of Operations

The accompanying consolidated financial information for the three and six months ended September 30, 2004, should be read in conjunction with the Consolidated Financial Statements, the Notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended March 31, 2004.

We currently have two business segments:

•                                          Domestic

•                                          International

Our domestic segment includes domestic wholesale distribution, program licensing and production.  Our international segment includes our international sublicense agreement with BMG Music International Service, GmbH for the distribution for our products throughout Europe, the Middle East and Africa, a wholesale distribution agreement with BMG Entertainment Mexico, S.A. for Mexico and Central America,our new sublicense agreement with Digital Site, sublicense agreements with third parties in other international territories, and worldwide broadcast rights exploitation.

Revenue

Sales of DVD and CD programming, domestically and internationally, accounted for approximately 92% and 6%, respectively, of net revenues for the quarter ended September 30, 2004, and 86% and 12%, respectively, of net revenues for the six months ended September 30, 2004.  Sales of CD programming increased to $1.8 million for the September 2004 quarter, from $1.4 million for the September 2003 quarter, and to $6.7 million for the six months ended September 30, 2004, from $2.6 million for the six months ended September 30, 2003.

The following table presents consolidated net revenues by reportable business segment for the three and six months ended September 30, 2004 and 2003, respectively:

	Three Months Ended September 30,			Six Months Ended September 30,
	2004	2003	% Change	2004	2003	% Change
	(in thousands)			(in thousands)
Net revenues
Domestic	$27,084	$18,267	48.3%	$52,441	$32,830	59.7%
International	1,472	2,049	(28.2)	2,656	2,650	(0.2)
Consolidated	$28,556	$20,316	40.6%	$55,097	$35,480	55.3%

Consolidated net revenues for the three months ended September 30, 2004, were $28,556,000, up 40.6% from $20,316,000 for the three months ended September 30, 2003.  Consolidated revenues for the six-month period ended September 30, 2004, were $55,097,000, up 55.3% from $35,480,000 for the six months ended September 30, 2003.

Domestic Revenue

Domestic net revenues for the quarter ended September 2004 increased 48.3% to $27,084,000, from $18,267,000 for the same quarter last year.  Net revenues from this segment for the six months ended September 30, 2004, increased 59.7% to $52,441,000, from $32,830,000 for the same period last year.

Net revenues were significantly higher for the three and six months ended September 30, 2004, as compared to the three and six months ended September 30, 2003.  The increase in revenues for the three- and six- month periods was primarily attributable to strong revenue performance from new exclusive DVD and CD releases as well as comparatively strong sales of previously released programming.

Second quarter exclusive DVD new releases included:

•                  stand-up comedy from Bill Engvall: Here’s Your Sign and Jamie Foxx’s Laffapalooza! #1 & 2;

•                  family friendly comedies from Kel Mitchell (from the Kenan and Kel Nickelodeon show) Kel Videos Live: Is That The Mitchell’s Boy? and This Face Belongs on the Tube;

•                  the urban music documentary Beef II;

•                  television shows and series Nick and Jessica Variety Hour and Saved By The Bell: The College Years: Season #1;

•                  the classic television series Combat: Season 1: Campaigns 1 & 2; and

•                  music concerts The Ramones: Raw and Doors Of The 21st Century: L.A. Woman Live.

Second quarter exclusive CD new releases included:

•                  Merle Haggard: Live At Billy Bob’s: Ol’ Country Singer;

•                  Ronnie Milsap: Just For A Thrill;

•                  Stephen Sondheim’s Assassins: The Broadway Cast Recording; and

•                  Collin Raye: Live At Billy Bob’s.

First quarter ended June 30, 2004, exclusive DVD new releases contributing to increased net revenues for the six months ended September 30, 2004, were

•                  Larry the Cable Guy: Git R Done;

•                  Ron White: They Call Me Tater Salad;

•                  The Dick Van Dyke Show: Seasons 4 and 5; and

•                  The Lost World: Season 2.

First quarter exclusive CD new releases were

•                  The Source Presents Hip Hop Hits: Volume 8;

•                  Willie Nelson: Live at Billy Bob’s; and

•                  Power of Soul: Jimi Hendrix Tribute.

We continued to experience significantly increased sales to large retailers, particularly Wal-Mart and Target, who purchased more titles in greater quantities than in previous quarters.  The increase was attributable to our strong new release schedule and more specifically targeted and personalized sales efforts, and if we continue acquiring the type of programming that we have identified as being attractive to these retailers, we believe these increased sales will continue

We have experienced a trend of increasing customer returns over the past fiscal year and three and six months ended September 30, 2004.  Our inventory stock returns, as a percentage of our gross revenues, were 12.6% in fiscal 2003, 15.2% in fiscal 2004 and 20.5% and 18.4% for the three and six months ended September 30, 2004, respectively.  We are selling more programming to larger retailers, who tend to return a higher-percentage of their purchases to us as well as the major studios.

Many of these retailers have chosen not to process their own store returns at their own distribution center level, but instead return them to their vendors, including Image, for credit.  A retailer may return titles from one or more of their stores and order the same titles for other of their stores.

Additionally, some retailers have returned more programming than their historical levels over the last nine months due to a financial restructuring in one case and a customer’s move to a different warehouse and distribution center in the other case.  We have increased our allowances for sales returns in expectation of this unfavorable trend continuing for the foreseeable future.

International Revenue

International net revenues for the three months ended September 30, 2004, were down 28.2% to $1,472,000, from $2,049,000 for the three months ended September 30, 2003.  Net revenues from this segment for the six months ended September 30, 2004, were $2,656,000, comparable to $2,650,000 for the same six-month period last year.

The decrease in the September 2004 quarter’s international revenues over that of the September 2003 quarter was primarily due to lower royalty revenues reported by our international sublicensees as well as lower broadcast revenues.  Royalty income for the September 2003 quarter reflected stronger new music-related DVD releases such as Cher: The Farewell Tour compared to the September 2004 quarter.

Because of language barriers and cultural differences, much of our recent successful new release programming—such as urban and comedy titles in particular—has not sold as well internationally as in North America, or has not been released internationally.  We continue our efforts to acquire programming that not only sells well domestically, but internationally as well.  Music-related DVDs have done well internationally and we believe the urban music and documentary genre has revenue growth potential.  We believe that our second quarter’s trend of reduced comparative international net revenues will continue for the foreseeable future, due to a lack of significant new DVD releases in the current periods compared to the prior-year periods.

Gross Margins

The following table presents consolidated cost of sales by reportable business segment and as a percentage of related segment net revenues for the three and six months ended September 30, 2004 and 2003, respectively:

	Three Months Ended September 30,			Six Months Ended September 30,
	2004	2003	% Change	2004	2003	% Change

Cost of sales:
Domestic	$20,126	$14,223		$39,213	$25,878
International	1,124	1,575		2,152	2,185
Consolidated	$21,250	$15,798		$41,365	$28,063

As a percentage of segment net revenues:
Domestic	74.3%	77.9%	(3.6)%	74.8%	78.8%	(4.0)%
International	76.4	76.9	(0.5)	81.0	82.5	(1.5)
Consolidated	74.4%	77.8%	(3.4)%	75.1%	79.1%	(4.0)%

We are now classifying production cost amortization as a component of cost of sales and therefore a reduction to gross profit margins for all periods presented.  We previously amortized production costs as a separate line item within operating costs and expenses.  Because we disclose programming production costs as a component of inventory, we believe classification of the related expense of such costs as a component of cost of sales is more meaningful.  Amortization of domestic and international production costs, as a percentage of net revenues, for the three and six months ended September 30, 2004 and 2003, were 3.5% and 4.8%, respectively, and 3.7% and 5.6%, respectively.

Consolidated cost of sales for the three months ended September 30, 2004, were $21,250,000, or 74.4% of net revenues, compared to $15,798,000, or 77.8% of net revenues, for the same quarter last year.  Consolidated cost of sales for the first six months of fiscal 2005 were $41,365,000, or 75.1% of net revenues, compared to $28,063,000, or 79.1% of net revenues, for the same period last year.

Domestic Gross Margins

Domestic gross margins, as a percentage of segment net revenues, increased by 3.6% to 25.7% for the three months ended September 30, 2004, from 22.1% for the three months ended September 30, 2003.  They increased by 4.0% to 25.2% for the six months ended September 30, 2004, from 21.2% for the comparable period of the prior year.

The increase in segment gross profit margins for the September 2004 quarter was primarily due to increased net revenues from sales of exclusively licensed programming, which typically generates higher gross margins than exclusively distributed programming.

International Gross Margins

International gross margins, as a percentage of segment net revenues, increased by 0.5% to 23.6% for the three months ended September 30, 2004, from 23.1% for the three months ended September 30, 2003.  Segment gross margins as a percentage of segment net revenues for the six months ended September 30, 2004, were 19.0%, up from 17.5% for the same period in the prior year.

Gross margins for this segment were comparable with respect to the September 2004 and 2003 quarters.  Gross margins for the six months ended September 30, 2003, were negatively impacted by increased charges to cost of sales as a result of reduced broadcast revenue forecasts.

Selling Expenses

The following tables present consolidated selling expenses by reportable business segment and as a percentage of related segment net revenues for the three and six months ended September 30, 2004 and 2003, respectively:

	Three Months Ended September 30,			Six Months Ended September 30,
	2004	2003	% Change	2004	2003	% Change
	(in thousands)			(in thousands)
Selling expenses:
Domestic	$2,234	$1,385	61.3%	$4,114	$2,542	61.8%
International	19	61	(68.9)	19	132	(85.6)
Consolidated	$2,253	$1,446	55.8%	$4,133	$2,674	54.6%

As a percentage of segment net revenues:
Domestic	8.2%	7.6%	0.6%	7.8%	7.7%	0.1%
International	1.3	3.0	(1.7)	0.7	5.0	(4.3)
Consolidated	7.9%	7.1%	0.8%	7.5%	7.5%	0.0%

Consolidated selling expenses for the three months ended September 30, 2004, increased 55.8% to $2,253,000, from $1,446,000 for the three months ended September 30, 2003.  Consolidated selling expenses for the six months ended September 30, 2004, increased 54.6% to $4,133,000, from $2,674,000 for the six months ended September 30, 2003.

As a percentage of consolidated net revenues, consolidated selling expenses for the three months ended

September 30, 2004 were 7.9%, up from 7.1% for the September 2003 quarter.  As a percentage of consolidated net revenues, consolidated selling expenses for the six months ended September 30, 2004 and 2003, remained consistent at 7.5%.

Domestic Selling Expenses

Domestic selling expenses were up 61.3% to $2,234,000 for the three months ended September 30, 2004, from $1,385,000 for the three months ended September 30, 2003.  As a percentage of segment net revenues, selling expenses for the three months ended September 30, 2004, were 8.2%, up from 7.6% for the three months ended September 30, 2003, reflecting a continuing trend of higher advertising and promotional expenses as a percentage of net revenues that we expect to continue for the foreseeable future.  Selling expenses for the segment were up 61.8% to $4,114,000 for the six months ended September 30, 2004, from $2,542,000 for the same six-month period in 2003.  As a percentage of net revenues, selling expenses were 7.8% of segment net revenues, comparable to 7.7% for the same six-month 2003 period.

We increased our comparative advertising and promotional expenses during the September 2004 quarter by $432,000, primarily for co-operative and print advertising and audio promotions.  We also incurred an increase in salaries and wage costs of $250,000, representing increased headcount and annual raises.  Our advertising expenditures are expensed in the period where the advertising takes place for the first time, in accordance with Statement of Position 93-7 “Reporting on Advertising Costs.”  Our co-op advertising is expensed in accordance with Emerging Issues Task Force No. 01-9 “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).”

 For the six months ended September 30, 2004, compared to the six months ended September 30, 2003, we incurred an increase in advertising and promotional expenses of $974,000, representing primarily co-operative, print, radio/TV advertising and audio promotions, and increased salaries and wage costs of $397,000, representing additional head count and annual raises.

We added an additional regional director of sales, a manager of audio sales, a manager of catalogue sales and several sales administrative personnel during the six months ended September 30, 2004, which contributed to the increase in salaries and wage costs.

International Selling Expenses

International selling expenses segment decreased 68.9% to $19,000 for the three months ended September 30, 2004, from $61,000 for the three months ended September 30, 2003. Selling expenses decreased 85.6% to $19,000 for the six months ended September 30, 2004, from $132,000 for the six months ended September 30, 2003.

Our segment selling expenses for the second quarter and first six months of fiscal year 2005 were significantly lower than the comparable prior-year periods.  BMG, our European sublicensee, is responsible for the majority of selling expenses relating to sales of our programming in Europe.  Our segment expenses for the fiscal 2005 periods reflect a full period of BMG sales and marketing responsibility.

General and Administrative Expenses

The following tables present consolidated general and administrative expenses by reportable business segment and as a percentage of related segment net revenues for the three and six months ended September 30, 2004 and 2003, respectively:

	Three Months Ended September 30,			Six Months Ended September 30,
	2004	2003	% Change	2004	2003	% Change
	(in thousands)			(in thousands)
General and administrative expenses:
Domestic	$3,477	$2,935	18.5%	$6,824	$5,668	20.4%
International	99	80	23.8	189	318	(40.6)
Consolidated	$3,576	$3,015	18.6%	$7,013	$5,986	17.2%

As a percentage of segment net revenues:
Domestic	12.8%	16.1%	(3.3)%	13.0%	17.3%	(4.3)%
International	6.7	3.9	2.8	7.1	12.0	(4.9)
Consolidated	12.5%	14.8%	(2.3)%	12.7%	16.9%	(4.2)%

Consolidated general and administrative expenses for the three months ended September 30, 2004, increased 18.6% to $3,576,000, from $3,015,000 for the three months ended September 30, 2003.  Consolidated general and administrative expenses for the six months ended September 30, 2004, increased 17.2% to $7,013,000, from $5,986,000 for the six months ended September 30, 2003.

As a percentage of consolidated net revenues, consolidated general and administrative expenses for the three months ended September 30, 2004, were down by 2.3% to 12.5%, from 14.8% for the three months ended September 30, 2003.  As a percentage of consolidated net revenues, consolidated general and administrative expenses for the six months ended September 30, 2004, were down by 4.2% to 12.7%, from 16.9% for the same six-month period in 2003.

Domestic General and Administrative Expenses

Domestic general and administrative expenses for the three months ended September 30, 2004, were up 18.5% to $3,477,000, from $2,935,000 for the three months ended September 30, 2003.  General and administrative expenses for the six months ended September 30, 2004, were up 20.4% to $6,824,000, from $5,668,000 for the six months ended September 30, 2003.

As a percentage of segment net revenues, general and administrative expenses for the three months ended September 30, 2004, were 12.8%, down from 16.1% for the September 2003 quarter.  As a percentage of segment net revenues, general and administrative expenses for the six months ended September 30, 2004, were 13.0%, down from 17.3% for the September 2003 six-month period.

For the quarter ended September 30, 2004, we continued to incur expenses for consulting services in connection with our September 2004 conversion of our legacy sales order management and production/creative services systems to Oracle.  Our consulting expenses relating to migration of data and Oracle training totaled $146,000 for the three months ended September 30, 2004. We expect Oracle related consulting costs to comparatively decline in future periods.

We accrued performance-related bonus compensation of $176,000 during the September 2004 quarter compared to none for last year’s quarter. We also increased our personnel costs by $101,000 for the September 2004 quarter, primarily related to annual raises rather than headcount.  We incurred $118,000 more in rent expense during the quarter associated with our new corporate facility

For the six months ended September 30, 2004, we incurred $269,000 more consulting and information technology related expenses associated with the support of the first and second phases of our Oracle implementation, which included new financials, purchasing and inventory control software implemented in the prior fiscal year, and the September 2004 conversion noted above.  Also contributing to the increase were expenses associated with information technology infrastructure technical support and maintenance.  We accrued performance-related bonus compensation of $278,000 compared to none for last year’s six-month period.  We increased our personnel costs by $274,000, primarily related to annual raises rather than increased headcount.  We incurred increased depreciation expense of $149,000 resulting from our increased information technology and furniture, fixtures and equipment capital expenditures.  We incurred increased rent expense of $120,000 associated with our new corporate headquarters operating lease.

The increased expenses described above were the primary reasons for the increase in segment general and administrative expenses for the three and six months ended September 30, 2004.  The trend of higher segment general and administrative expenses, as compared to the corresponding prior-year periods, is expected to continue for the foreseeable future due to the nature of our initiatives.  Once our information systems are fully upgraded and certain processes automated, we will expect the information technology consulting and related costs to stabilize and ultimately decrease in the future.

International General and Administrative Expenses

International general and administrative expenses increased 23.8% to $99,000 for the three months ended September 30, 2004, from $80,000 for the three months ended September 30, 2003.  General and administrative expenses were $189,000 for the six months ended September 30, 2004, down 40.6% from $318,000 for the six months ended September 30, 2003.

As a percentage of segment net revenues, general and administrative expenses were 6.7% for the September 2004 quarter, up from 3.9% for the September 2003 quarter.  As a percentage of segment net revenues, general and administrative expenses were 7.1% for the September 2004 six-month period, down from 12.0% for the September 2003 six-month period.  The expense reduction for the first six months of fiscal year 2005 was primarily due to the full transition to the cost savings associated with the BMG European distribution transition.

Interest Expense

Interest expense, net of interest income, for the three months ended September 30, 2004, increased 11.1% to $240,000, or 0.8% of consolidated net revenues, from $216,000, or 1.1% of consolidated net revenues, for the three months ended September 30, 2003.  Interest expense, net of interest income, for the six months ended September 30, 2004, increased 13.3% to $444,000, or 0.8% of consolidated net revenues, from $392,000, or 1.1% of consolidated net revenues, for the six months ended September 30, 2003.  We had higher average interest bearing debt levels during the three and six months ended September 30, 2004, leading to an increase in interest expense.

Income Taxes

We recorded Federal and state alternative minimum tax expense of $29,000 and $50,000, respectively, for the three and six months ended September 30, 2004, based upon an estimated alternative tax rate of 2.3% expected for fiscal 2005.  We utilized net operating loss carryforwards to offset taxable earnings for the three and six months ended September 30, 2004, which reduced our income tax expense down to the alternative minimum tax level.  We recorded income tax benefits for the three and six months ended September 2003 relating to continuing operations of $20,000 and $528,000 for fiscal 2004.

Earnings (Loss) from Continuing Operations/Loss from Discontinued Operations

Earnings from continuing operations were $1,215,000, or $.06 per diluted share, for the three months ended September 30, 2004.  Loss from continuing operations was $35,000, or $.00 per diluted share, net of an income tax benefit of $20,000, or $.00 per diluted share, for the three months ended September 30, 2003.  Loss from discontinued operations was $999,000, or $.06 per diluted share, net of an income tax benefit of $562,000, or $.03 per diluted share, for the three months ended September 30, 2003.

Earnings from continuing operations were $2,105,000, or $.11 per diluted share, for the six months ended September 30, 2004.  Loss from continuing operations was $928,000, or $.05 per diluted share, net of an income tax benefit of $528,000, or $.03 per diluted share, for the six months ended September 30, 2003.  Loss from discontinued operations was $1,300,000, or $.07 per diluted share, net of an income tax benefit of $732,000, or $.04 per diluted share, for the six months ended September 30, 2003.

Consolidated Net Earnings (Loss)

Net earnings for the three months ended September 30, 2004, were $1,215,000, or $.06 per diluted share.  Net loss for the three months ended September 30, 2003, was $1,034,000, or $.06 per diluted share.  Net earnings for the six months ended September 30, 2004, were $2,105,000, or $.11 per diluted share.  Net loss for the six months ended September 30, 2003, was $2,228,000, or $.12 per diluted share.

Critical Accounting Policies and Procedures

There have been no significant changes in the critical accounting policies disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our most recent Annual Report on Form 10-K.

We are now classifying production cost amortization as a component of cost of sales, and therefore a reduction to gross profit margins, for all periods presented.  We previously amortized production costs as a separate line item within operating costs and expenses.  Because we disclose programming production costs as a component of inventory, we believe classification of the related expense of such costs as a component of cost of sales is more meaningful.

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

Interest Rate Fluctuations.

At September 30, 2004, approximately $13.2 million of our outstanding borrowings are subject to changes in interest rates; however, we do not use derivatives to manage this risk.  This exposure is linked to the prime rate and LIBOR.  Management believes that moderate changes in the prime rate or LIBOR would not materially affect our operating results or financial condition.  For example, a 1.0% change in interest rates would result in an approximate $132,000 annual impact on pretax income (loss) based upon those outstanding borrowings at September 30, 2004.

Foreign Exchange Rate Fluctuations.

At September 30, 2004, approximately $100,000 of our accounts receivable is related to international distribution and denominated in foreign currencies, and accordingly is subject to future foreign exchange rate risk.  We distribute some of our licensed DVD (for which we hold international distribution rights) internationally through international sublicensees.  Additionally, we exploit international broadcast rights to some of our exclusive entertainment programming (for which we hold international broadcast rights).  Management believes that moderate changes in foreign exchange rates will not materially affect our operating results or financial condition.  For example, a 10.0% change in exchange rates would result in an approximate $10,000 impact on pretax income (loss) based upon those outstanding receivables at September 30, 2004.  To date, we have not entered into foreign currency exchange contracts.

ITEM 4.                             CONTROLS AND PROCEDURES

We have evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our system of disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that they are effective in connection with the preparation of this report.  There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.   We converted our Qantel sales order management and production/creative services systems to Oracle in September 2004, which, along with the November 2003 conversion of our Qantel financials, purchasing and inventory control systems to Oracle, enhanced our internal control over financial reporting.

PART II - OTHER INFORMATION

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

Not Applicable.

ITEM 3.                             Defaults upon Senior Securities

Not Applicable.

ITEM 4.                             Submission of Matters to a Vote of Security Holders

Our annual meeting of shareholders was held on September 10, 2004.  Our shareholders (1) elected Martin W. Greenwald, Robert McCloskey, M. Trevenan Huxley and Ira S. Epstein to the board of directors, and (2) voted in favor of adopting our 2004 Incentive Compensation Plan.  Voting on each matter was as follows:

		Votes For	Votes Against	Withheld/Abstentions
1.	Ira S. Epstein	16,335,093		1,423,194
	Martin W. Greenwald	16,469,997		1,288,290
	M. Trevenen Huxley	17,137,602		620,685
	Robert J. McCloskey	17,007,024		751,263

2.	Approval of the 2004 Incentive Compensation Plan	10,380,551	1,568,618	34,703

ITEM 5.                             Other Information

Not Applicable.

ITEM 6.                             Exhibits

10.1                           Amendment No. 12, effective as of September 30, 2004, to Loan and Security Agreement, dated as of December 28, 1998, by and between Image and Wells Fargo Foothill, Inc. (formerly known as Foothill Capital Corporation).

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

IMAGE ENTERTAINMENT, INC.

Date: November 11, 2004	By:	/S/ MARTIN W. GREENWALD
Martin W. Greenwald
President and Chief Executive Officer

Date: November 11, 2004	By:	/S/ JEFF M. FRAMER
Jeff M. Framer
Chief Financial Officer