Form 10-Q
period 2004-12-31
IMAGE ENTERTAINMENT INC
filed 2005-02-10
CIK 216324

United States
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended December 31, 2004

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

Number of shares outstanding of the registrant’s common stock on February 4, 2005: 21,251,916

PART I - FINANCIAL INFORMATION

ITEM 1.                             Financial Statements

IMAGE ENTERTAINMENT, INC.

Consolidated Balance Sheets

(unaudited)

December 31, 2004 and March 31, 2004

ASSETS

(In thousands)	December 31, 2004	March 31, 2004 *
Current assets:
Cash	$3,277	$540
Accounts receivable, net of allowances of $10,040 - December 31, 2004; $7,413 - March 31, 2004	30,623	21,742
Inventories	16,400	13,725
Royalty and distribution fee advances	8,139	7,540
Prepaid expenses and other assets	1,161	887
Total current assets	59,600	44,434
Noncurrent inventories, principally production costs	2,425	2,604
Noncurrent royalty and distribution advances	11,786	11,037
Property, equipment and improvements, net	7,018	5,782
Other assets	185	275
	$81,014	$64,132

See accompanying notes to consolidated financial statements

* The March 31, 2004 consolidated balance sheet has been derived from the consolidated financial statements included in the Company’s 2004 annual report on Form 10-K.

IMAGE ENTERTAINMENT, INC.

Consolidated Balance Sheets

(unaudited)

December 31, 2004 and March 31, 2004

LIABILITIES AND SHAREHOLDERS’ EQUITY

(In thousands, except share data)	December 31, 2004	March 31, 2004 *
Current liabilities:
Accounts payable	$9,871	$8,124
Accrued liabilities	4,825	2,472
Accrued royalties and distribution fees	12,883	9,255
Accrued music publishing fees	5,101	5,196
Deferred revenue	5,706	3,360
Revolving credit and term loan facility	—	10,218
Current portion of long-term debt	1,422	1,592
Current portion of capital lease obligations	172	247
Total current liabilities	39,980	40,464
Long-term debt, less current portion	334	1,224
Capital lease obligations, less current portion	—	109
Total liabilities	40,314	41,797

Shareholders’ equity:
Preferred stock, $1 par value, 3,366,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value, 30,000,000 shares authorized; 21,210,000 and 18,268,000 issued and outstanding at December 31, 2004 and March 31, 2004, respectively	47,447	33,142
Additional paid-in capital	3,774	3,774
Accumulated deficit	(10,521)	(14,581)
Net shareholders’ equity	40,700	22,335
	$81,014	$64,132

See accompanying notes to consolidated financial statements

* The March 31, 2004 consolidated balance sheet has been derived from the consolidated financial statements included in the Company’s 2004 annual report on Form 10-K.

IMAGE ENTERTAINMENT, INC.

Consolidated Statements Of Operations

(unaudited)

For the Three Months Ended December 31, 2004 and 2003

(In thousands, except per share data)	2004	2003
NET REVENUES	$34,391	$22,791
OPERATING COSTS AND EXPENSES:
Cost of sales	25,705	18,260
Selling expenses	2,909	1,590
General and administrative expenses	3,565	3,151
	32,179	23,001
EARNINGS (LOSS) FROM OPERATIONS	2,212	(210)
OTHER EXPENSES (INCOME):
Interest expense	207	201
Other	4	(23)
	211	178
EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	2,001	(388)
INCOME TAX EXPENSE	46	6,772
EARNINGS (LOSS) FROM CONTINUING OPERATIONS	1,955	(7,160)
DISCONTINUED OPERATIONS (Note 6):
Loss from operations of discontinued retail distribution segment (plus applicable tax expense of $480 in 2003)	—	(889)
Loss on sale of retail distribution segment (plus applicable income tax expense of $252 in 2003)	—	(252)
LOSS FROM DISCONTINUED OPERATIONS	—	(1,141)
NET EARNINGS (LOSS)	$1,955	$(8,301)
NET EARNINGS (LOSS) PER SHARE:
Continuing operations – basic and diluted	$.10	$(.39)
Discontinued operations – basic and diluted	—	(.06)
Net earnings (loss) – basic and diluted	$.10	$(.45)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	18,642	18,262
Diluted	19,746	18,262

See accompanying notes to consolidated financial statements

IMAGE ENTERTAINMENT, INC.

Consolidated Statements Of Operations

(unaudited)

For the Nine Months Ended December 31, 2004 and 2003

(In thousands, except per share data)	2004	2003
NET REVENUES	$89,488	$58,271
OPERATING COSTS AND EXPENSES:
Cost of sales	67,070	46,323
Selling expenses	7,042	4,264
General and administrative expenses	10,578	9,137
	84,690	59,724
EARNINGS (LOSS) FROM OPERATIONS	4,798	(1,453)
OTHER EXPENSES (INCOME):
Interest expense	651	593
Other	(9)	(202)
	642	391
EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	4,156	(1,844)
INCOME TAX EXPENSE	96	6,244
EARNINGS (LOSS) FROM CONTINUING OPERATIONS	4,060	(8,088)
DISCONTINUED OPERATIONS (Note 6):
Loss from operations of discontinued retail distribution segment	—	(1,742)
Loss on sale of retail distribution segment	—	(669)
LOSS FROM DISCONTINUED OPERATIONS	—	(2,441)
NET EARNINGS (LOSS)	$4,060	$(10,529)
NET EARNINGS (LOSS) PER SHARE:
Continuing operations – basic	$.22	$(.44)
Continuing operations – diluted	.21	(.44)
Discontinued operations – basic and diluted	—	(.14)
Net earnings (loss) – basic	$.22	$(.58)
Net earnings (loss) – diluted	$.21	$(.58)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	18,395	18,245
Diluted	19,101	18,245

See accompanying notes to consolidated financial statements

IMAGE ENTERTAINMENT, INC.

Consolidated Statements of Cash Flows

(unaudited)

For the Nine Months Ended December 31, 2004 and 2003

(In thousands)	2004	2003
CASH FLOWS FROM CONTINUING OPERATING ACTIVITIES:
Net earnings (loss)	$4,060	$(10,529)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) continuing operating activities:
Loss from discontinued operations	—	1,742
Loss from sale of discontinued retail distribution segment	—	699
Amortization of production costs	3,034	2,968
Depreciation and other amortization	1,909	1,678
Amortization of restricted stock units	25	105
Provision for sales returns, other credits and doubtful accounts	3,371	1,845
Provision for lower of cost or market inventory writedowns	904	323
Deferred income taxes	—	6,244
Changes in assets and liabilities associated with continuing operating activities:
Accounts receivable	(12,252)	(594)
Inventories	(3,732)	(287)
Royalty and distribution fee advances	(1,348)	(936)
Production cost expenditures	(2,702)	(2,390)
Prepaid expenses and other assets	(184)	38
Accounts payable, accrued royalties, fees and liabilities	7,608	744
Deferred revenue	2,346	14
Net cash provided by continuing operating activities	3,039	1,664
CASH FLOWS FROM CONTINUING INVESTING ACTIVITIES:
Net cash used in continuing investing activities – capital expenditures	$(3,145)	$(1,197)

See accompanying notes to consolidated financial statements

(In thousands)	2004	2003
CASH FLOWS FROM CONTINUING FINANCING ACTIVITIES:
Borrowings under revolving credit facility	$84,884	$68,343
Repayments of borrowings under revolving credit facility	(95,102)	(68,696)
Repayments of long-term debt	(1,060)	(1,081)
Principal payments under capital lease obligations	(184)	(510)
Issuance of common stock, net of fees and offering expenses	14,200	—
Exercise of employee stock options	105	34
Net cash provided by (used in) continuing financing activities	2,843	(1,910)
INCREASE (DECREASE) IN CASH:	2,737	(1,443)
Cash provided by discontinued operations	—	504
NET INCREASE (DECREASE) IN CASH:	2,737	(939)
Cash at beginning of period	540	2,672
Cash at end of period	$3,277	$1,733
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$625	$627
Income taxes	$108	$6

Supplemental Disclosures of Noncash Continuing Operating, Investing and Financing Activities:

On July 1, 2004, and June 30, 2003, we issued 9,524 and 19,577 shares, respectively, of common stock to officers (net of shares withheld for payment of related income taxes) in connection with the vesting of restricted stock units.  We increased common stock at July 1, 2004, and June 30, 2003, by approximately $87,000 and $186,000, respectively, representing the value of the total vested shares as of the grant dates, less the value of shares withheld for payment of related income taxes on the vesting dates.

See accompanying notes to consolidated financial statements

Image Entertainment, Inc.

Notes To Consolidated Financial Statements

(Unaudited)

Note 1.                                  Basis of Presentation and Recent Accounting Pronouncements

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

We are now classifying production cost amortization as a component of cost of sales, and therefore a reduction to gross profit margins, for all periods presented.  We previously classified amortization of production costs as a separate line item within operating costs and expenses.  Because we disclose programming production costs as a component of inventory, we believe classification of the related expense of such costs as a component of cost of sales is more meaningful.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued revised Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment – an Amendment of FASB Statement Nos. 123 and 95.”  SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services or incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments, focusing primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires public entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions) and recognize the cost over the period during which an employee is required to provide service in exchange for the award. We are required to adopt SFAS No. 123(R) in our second quarter of fiscal 2006 beginning July 1, 2005. We are evaluating the impact of SFAS No. 123(R) and expect that we will record significant non-cash compensation expenses. The adoption of SFAS No. 123(R) is not expected to have a significant effect on our financial condition or cash flows but is expected to have a negative effect on the reporting of our results of operations.

In December 2004, the FASB issued FASB Staff Position No. FAS 109-1 (FSP FAS 109-1), “Application of FASB Statement No. 109, Accounting for Income Taxes, for the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004.”  FSP FAS 109-1 clarifies that the deduction will be treated as a “special deduction” as described in SFAS No. 109, “Accounting for Income Taxes.”  As such, the special deduction has no effect on deferred tax assets and liabilities existing at the date of enactment.  The impact of the deduction will be reported in the period in which the deduction is claimed.  We do not believe that this pronouncement will have a material effect on the consolidated financial statements.

In December 2004, the FASB issued the SFAS No. 153, “Exchange of Nonmonetary Assets, An Amendment of APB Opinion No. 29.”  SFAS No 153 addresses the measurement of exchanges of nonmonetary assets.  SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, Accounting for Nonmonetary Transactions, and replaces it with an exception for exchanges that do not have commercial substance.  SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  The provisions of SFAS No. 153 shall be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005.  Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date this Statement is issued.  The provisions of this Statement shall be applied prospectively.  We do not believe that this pronouncement will have a material effect on the consolidated financial statements.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs – an amendment of ARB No. 43,” which is the result of its efforts to converge U.S. accounting standards for inventories with International Accounting Standards. SFAS No. 151 requires idle facility expenses, freight, handling costs, and wasted material (spoilage) costs to be recognized as current-period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We are evaluating the impact of this standard on our financial statements. We do not expect that the adoption of SFAS No. 151 will have an impact on our financial position, results of operations or cash flows.

We do not expect that the adoption of other recent accounting pronouncements will have a material impact on our financial statements.

Note 2.                                  Private Placement of Image Common Stock

On December 20, 2004, we sold 2,904,763 shares of our common stock at $5.25 per share for gross proceeds of $15.25 million, in a private placement.  We also issued three-year warrants to the investors to purchase up to 726,189 shares at $6.56 per share.  The warrants may be exercised for cash beginning June 20, 2005.  We estimate expenses of the private placement will be approximately $1,050,000, which includes the cash fee paid to our exclusive placement agent, and legal, accounting and other related expenses.  We also issued the placement agent a three-year warrant to purchase up to 58,095 shares of common stock on the same terms as the investors, except this warrant includes a cashless exercise provision.  We used the net proceeds of the transaction to pay down outstanding obligations under our credit facility with Wells Fargo Foothill, Inc.  The remaining proceeds will be used for working capital and general corporate purposes, including content acquisition.

Note 3.                                  Japan Sublicense Agreement and $2 Million Advance

On October 6, 2004, we entered into an exclusive five-year home video output sublicense agreement with Digital Site Corporation for exclusive distribution of Image programming in Japan.  We previously distributed our programming in Japan through sublicense agreements with various third parties on a title-by-title basis.  Some of these sublicense agreements for certain titles remain in force.

Under the terms of the output sublicense agreement, Digital Site is responsible for all sales, marketing, manufacturing and distribution in Japan.  The agreement includes our available existing catalogue as well as previously-sublicensed titles as they become available and future new releases through the end of 2009.  The distribution term for each program is five years or the expiration date of Image’s underlying rights, whichever is sooner.  Programming will be marketed and released under the brand, “Image Entertainment Japan,” and the first releases under the agreement occurred in January 2005.

Royalty payments are set at a percentage of suggested retail price, and any overages will be paid after recoupment of the $2 million non-refundable advance received from Digital Site in October 2004.  The advance was recorded as a component of deferred revenue at December 31, 2004, and will be recognized as revenue when royalties are earned, as reported to us on a quarterly basis.

Note 4.                                  Subsequent Events – Egami Media, Inc. and Opening of London Office

Egami Media, Inc.

On January 1, 2005, we perfected the formation of a new wholly-owned subsidiary, Egami Media, Inc., a Delaware corporation.  We also approved a stock-based incentive compensation plan for employees, directors and consultants of Egami and Image and reserved for issuance under the plan shares of common stock equal to approximately twenty percent of the initially outstanding shares.

We capitalized Egami and entered into an exclusive sublicense and subdistribution agreement granting Egami all of our rights to exploit video-on-demand, broadband streaming and digital downloading, amounting to over 250 titles.  The agreement also grants Egami the digital rights for all future titles for which we acquire such rights, subject to Egami contributing a proportionate share of any required advances against rights assigned to Egami, and a limited term in the event of a change in control.  The agreement also allows Egami to utilize our services, including production, information technology and royalty processing, at fair market rates on an as needed and as available basis.

Opening of London Office

In January 2005, we perfected a wholly-owned subsidiary, Image Entertainment (UK), Inc.  On February 7, 2005, Image UK opened a programming acquisition office in London, England.  Our Vice President of Programming, Bruce Venezia, relocated to London to become the office’s managing director.  Image UK will act as an acquisitions agent for Image, and we will enter into all licensing and distribution agreements with content providers.  Additionally, we will perform all production and distribution services out of our headquarters in Chatsworth, California.  All rights acquired with the assistance of Image UK will be held by Image.  We expect first-year expenses for the leased office, leased apartment and related expenses, including salaries for Mr. Venezia and an assistant who is to be hired in the near future but excluding the cost of programming acquisition, to be under £22,000 (approximately $40,000) per month.

Note 5.                                  Accounting for Stock-Based Compensation

We account for stock options granted to employees in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.  Because the exercise price of all options we have granted has been greater than or equal to the market price of the underlying common stock on the date of the grant, no compensation expense has been recognized.  Compensation expense related to stock options granted to non-employees is accounted for under Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, which requires us to recognize an expense based on the fair value of the related awards.  If we had accounted for stock options issued to employees in accordance with SFAS No. 123, pro forma net earnings (loss) and earnings (loss) per share would have been reported as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
(In thousands, except per share data)	2004	2003	2004	2003

Consolidated net earnings (loss), as reported	$1,955	$(8,301)	$4,060	$(10,529)
Add: Stock-based employee compensation expense included in the reported consolidated net earnings (loss), net of related tax effects	—	—	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(145)	(90)	(311)	(264)
Pro forma consolidated net earnings (loss)	$1,810	$(8,391)	$3,749	$(10,793)

Consolidated net earnings (loss) per share:
As reported – basic	$.10	$(.45)	$.22	$(.58)
As reported – diluted	$.10	$(.45)	$.21	$(.58)
Pro forma – basic	$.10	$(.46)	$.20	$(.59)
Pro forma – diluted	$.09	$(.46)	$.20	$(.59)

The fair value of the stock options at the date of grant was estimated using the Black-Scholes pricing model with the following assumptions for the nine months ended December 31, 2004 and 2003, respectively:

	2004	2003
Expected life (years)	2.5-5.0	5.0
Interest rate	2.76-3.88%	1.20-3.35%
Volatility	60-67%	74-79%
Dividend yield	0.00%	0.00%

Note 6.                                  Discontinued Operations – Retail Distribution Segment

On September 23, 2003, our wholly-owned subsidiary DVDPlanet, Inc. sold substantially all of its assets to Planet Entertainment, Inc., an unaffiliated third party, incurring a loss of $699,000 on the sale of the assets.  We dissolved DVDPlanet as of December 31, 2004.  The following is summary financial information for our discontinued retail distribution segment:

	Three Months Ended December 31,		Nine Months Ended December 31,
(In thousands)	2004	2003	2004	2003

Net revenues	$—	$—	$—	$8,991
Pretax loss from discontinued operations	$—	$(409)	$—	$(1,742)
Pretax loss from the sale of the retail distribution segment	—	—	—	(699)
Income tax expense	—	(732)	—	—
Net loss from discontinued operations	$—	$(1,141)	$—	$(2,441)

Note 7.                                  Inventories

Inventories at December 31, 2004, and March 31, 2004, are summarized as follows:

(In thousands)	December 31, 2004	March 31, 2004
DVD	$11,965	$10,037
Other	2,079	1,180
	14,044	11,217
Production costs, net	4,781	5,112
	18,825	16,329
Less current portion of inventories	16,400	13,725
Noncurrent inventories, principally production costs	$2,425	$2,604

DVD and other inventories consist primarily of finished DVD, CD and VHS product available for sale and are stated at the lower of average cost or market.

Production costs consist of capitalized costs to produce licensed programming for domestic and international distribution, and include the costs of film and tape conversion to the optical disc format, menu and packaging design, authoring, compression, mastering and the overhead of our creative services and production departments.  Production costs are reflected net of accumulated amortization of $12,574,000 and $16,422,000 at December 31, 2004, and March 31, 2004, respectively.

Note 8.                                  Debt

Revolving Credit and Term Loan Facilities.  On September 30, 2004, we amended our credit facility with Wells Fargo Foothill, Inc.  The maximum revolving credit availability under the agreement was increased $6 million, from $17 million to $23 million.  Actual borrowing availability under the line remains substantially based upon eligible trade accounts receivable levels.  While the interest rate remains at the prevailing prime rate plus 0.75% (6.00% at December 31, 2004), the interest rate floor was reduced from 5.75% to 5.00%.  Also, we now have the option to borrow at LIBOR plus 3.50%.  The maximum capital expenditures limit covenant was increased for fiscal 2005 to $3.25 million (plus $359,000 unused from fiscal 2004), from $2.5 million (plus the same $359,000).  The capital expenditures covenant maximum was lowered to $2.5 million in fiscal 2006, plus any unused carryover from fiscal 2005.  The term of the agreement was extended two years through December 28, 2007.  At December 31, 2004, there were no borrowings outstanding under either our $23 million revolving credit facility or our $1 million capital expenditure term loan facility.  At December 31, 2004, we were in compliance with all financial and operating covenants and had borrowing availability of $23 million under the revolving credit facility and $1 million under the term loan facility.

Long-term debt at December 31, 2004, and March 31, 2004, consists of the following:

(In thousands)	December 31, 2004	March 31, 2004
Subordinated note payable – Ritek Taiwan	$1,671	$2,561
Note payable to bank	85	255
	1,756	2,816
Current portion of long-term debt	1,422	1,592
Long-term debt less current portion	$334	$1,224

Note 9.                                  Office Facilities Commitment

As of the end of August 2004, we fully relocated to our new corporate facility and ceased paying rent for our previous corporate facility.  Our new ten-year lease commitment began in July 2004, with rent initially set at $1.23 per square foot for approximately 62,000 square feet.  The annual rent of approximately $900,000 will increase at 3% per year over the lease term.  We are expensing the total rent commitment, including the scheduled rent increases, on a straight-line basis over the term of the lease.  Although a base level of operating expenses is included in the rent payment, we will be responsible for a percentage of actual annual operating expense increases capped at 5% annually.  Under the lease, we also have two five-year options to extend.

Note 10.                           Net Earnings (Loss) per Share Data

The following presents a reconciliation of the numerators and denominators used in computing basic and diluted net earnings (loss) per share for the three and nine months ended December 31, 2004 and 2003:

	Three months ended December 31,		Nine Months ended December 31,
(In thousands, except per share data)	2004	2003	2004	2003

Earnings (loss) from continuing operations	$1,955	$(7,160)	$4,060	$(8,088)
Loss from discontinued operations	—	(1,141)	—	(2,441)
Net earnings (loss) – basic and diluted numerator	$1,955	$(8,301)	$4,060	$(10,529)
Weighted average common shares outstanding – basic denominator	18,642	18,262	18,395	18,245
Effect of dilutive securities	1,104	—	706	—
Weighted average common shares outstanding – diluted denominator	19,746	18,262	19,101	18,245
Net earnings (loss) per share:
Continuing operations – basic	$.10	$(.39)	$.22	$(.44)
Continuing operations – diluted	.10	(.39)	.21	(.44)
Discontinued operations – basic and diluted	—	(.06)	—	(.14)
Net earnings (loss) per share – basic	$.10	$(.45)	$.22	$(.58)
Net earnings (loss) per share – diluted	$.10	$(.45)	$.21	$(.58)

Outstanding common stock options and warrants not included in the computation of diluted earnings per share for the three and nine months ended December 31, 2004, totaled 1,258,000 and 1,438,000, respectively.  These options and warrants were excluded because their inclusion would have an antidilutive effect on earnings per share.  Outstanding common stock options and warrants not included in the computation of diluted net loss per share totaled 2,121,000, for the three and nine months ended December 31, 2003.  These options and warrants were also excluded as their effect, too, would be antidilutive.

Note 11.                           2004 Incentive Compensation Plan

Our 2004 Incentive Compensation Plan was approved at our annual meeting of shareholders held on September 10, 2004.  There are 1,000,000 shares of common stock authorized for issuance under the plan.  Stock option grants under the plan may be incentive stock options under Section 422 of the Tax Code, non-qualified stock options governed by Section 83 of the Tax Code, restricted stock units, or other forms of equity or non-equity compensation.  Subject to earlier termination by our Board of Directors, the plan will remain in effect until all awards have been satisfied or terminated under the terms of the plan.

Note 12.                           Segment Information

In accordance with the requirements of SFAS No. 131, Disclosures about Segments of and Enterprises and Related Information, selected financial information regarding our reportable business segments, domestic and international, are presented below.  Domestic wholesale distribution of home entertainment programming on DVD accounted for approximately 89% and 84% of our net revenue for the three and nine months ended December 31, 2004, respectively, and approximately 86% and 90% of our net revenue for the three and nine months ended December 31, 2003, respectively.  Management currently evaluates segment performance based primarily on net revenues, operating costs and expenses, and earnings (loss) before income taxes.  Interest income and expense is evaluated on a consolidated basis and not allocated to our business segments.

For the Three Months Ended December 31, 2004:

	2004
(In thousands)	Domestic	International	Inter-segment Eliminations	Consolidated
Net revenues	$33,105	$1,286	$—	$34,391
Operating costs and expenses	31,048	1,131	—	32,179
Earnings from operations	2,057	155	—	2,212
Other expenses (income)	226	(1)	(14)	211
Earnings from continuing operations before income taxes	$1,831	$156	$14	$2,001

For the Three Months Ended December 31, 2003:

	2003
(In thousands)	Domestic	International	Inter-segment Eliminations	Consolidated
Net revenues	$21,280	$1,511	$—	$22,791
Operating costs and expenses	21,650	1,351	—	23,001
Earnings (loss) from operations	(370)	160	—	(210)
Other expenses (income)	201	(22)	(1)	178
Earnings (loss) from continuing operations before income taxes	$(571)	$182	$1	$(388)

For the Nine Months Ended December 31, 2004:

	2004
(In thousands)	Domestic	International	Inter-segment Eliminations	Consolidated
Net revenues	$85,546	$3,942	$—	$89,488
Operating costs and expenses	81,199	3,491	—	84,690
Earnings from operations	4,347	451	—	4,798
Other expenses (income)	662	16	(36)	642
Earnings from continuing operations before income taxes	$3,685	$435	$36	$4,156

For the Nine Months Ended December 31, 2003:

	2003
(In thousands)	Domestic	International	Inter-segment Eliminations	Consolidated
Net revenues	$54,110	$4,161	$—	$58,271
Operating costs and expenses	55,738	3,986	—	59,724
Earnings (loss) from operations	(1,628)	175	—	(1,453)
Other expenses (income)	593	(86)	(116)	391
Earnings (loss) from continuing operations before income taxes	$(2,221)	$261	$116	$(1,844)

	As of
(In thousands)	December 31, 2004	March 31, 2004
Total assets:
Domestic	$80,369	$62,638
International	645	1,494
Consolidated total assets	$81,014	$64,132

ITEM 2.                             Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with our condensed consolidated financial statements and notes in Item 1 above, and with our audited consolidated financial statements and notes and information under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” in our most recent Annual Report on Form 10-K.

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

These factors include, among other things, our inability to raise additional working capital, changes in debt and equity markets, increased competitive pressures, changes in our business plan, and changes in the retail DVD and home entertainment industries.  For further details and a discussion of these and other risks and uncertainties, see “Forward-Looking Statements” and “Risk Factors” in our most recent Annual Report on Form 10-K.  Unless otherwise required by law, we undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise.

Overview

We are an integrated home entertainment company primarily engaged in the acquisition, production and wholesale distribution of exclusive programming on DVD.  We acquire and exploit exclusive distribution rights to a diverse array of general and specialty programming, including music concerts, urban, youth culture/lifestyle, Latin, stand-up comedy, television and theatrical, foreign and independent films, in DVD, CD and other home entertainment formats.  We also seek to acquire and exploit pay-per-view, in-flight, radio, satellite, cable and broadcast television rights.  Through our newly-formed subsidiary, Egami Media, Inc., we also acquire and exploit digital distribution rights including video-on-demand, broadband streaming, and digital download.

We acquire programming mainly by entering into exclusive licensing or distribution arrangements with producers and other content providers, and often supplement our programming by designing and producing additional content and value-added features, such as interactive menus, featurettes, audio commentaries, packaging and marketing materials.  We also produce and co-produce our own original entertainment programming, focused on live performance music concerts, urban, direct-to-video features, comedy, live theater and more.  We will seek to co-produce live-action, genre-specific, low budget feature films through first-look agreements with Dark Horse Entertainment, Inc. and ContentFilm, Inc.  We ultimately strive to grow our stream of revenues by maintaining and building a library of titles that can be exploited in a variety of formats and distribution channels.  Our active DVD catalogue currently contains over 2,500 exclusive titles.  In our third quarter ended December 31, 2004:

•                  Revenues were significantly higher compared to the quarter ended December 31, 2003, primarily attributable to strong performance from new exclusive DVD and CD releases as well as continued strong sales of previously released programming.

•                  We realized earnings compared to a loss in the same quarter last year.

•                  New exclusive DVD releases included the award-winning television comedy series Pee-wee’s Playhouse: Christmas Special and Pee-wee’s Playhouse:  Volumes 1 & 2; and the classic television series The Twilight Zone: Definitive Edition Season 1 and The Twilight Zone: 1980’s Season 1.

•                  New exclusive audio releases in the third quarter included the rap compilation of hit songs, The

Source Presents Hip Hop Hits: Volume 9.

We continued to experience significantly increased sales to large retailers, particularly Wal-Mart, Amazon.com and Target, who purchased more titles in greater quantities than in previous quarters.  Highlights of the most recently completed fiscal quarter are identified below:

•                                          Pretax earnings from continuing operations of $2,001,000, compared to a pretax loss from continuing operations of $388,000 for the third quarter of fiscal 2004.

•                                          Earnings from continuing operations of $1,955,000 ($.10 per diluted share), compared to a loss from continuing operations of $7,160,000 ($.39 per diluted share) for the same quarter last year.  (The loss for the prior-year third quarter included a $6,772,000 income tax expense relating to the establishment of a valuation allowance against 100% our then-net deferred tax assets.)

•                                          Net earnings of $1,955,000 ($.10 per diluted share), compared to a net loss of $8,301,000 ($.45 per diluted share) for the third quarter of fiscal 2004.  (The fiscal 2004 third quarter net loss included the income tax expense mentioned above and a loss from discontinued operations of $1,141,000, or $.06 per diluted share, including applicable tax expense.)

•                                          Net revenues increased 50.9% to $34,391,000, compared with net revenues of $22,791,000 for the third quarter of fiscal 2004.

•                                          We raised net proceeds of approximately $14.2 million in a private placement of common stock to institutional investors.

•                                          We paid down the entire balance of our revolving credit line with Wells Fargo Foothill, Inc. and we now have $23 million in borrowing availability.

•                                          We had cash on hand (less interest bearing debt) of $1.3 million at December 31, 2004, primarily as a result of the private placement; as opposed to carrying interest bearing debt (less cash on hand) of $12.9 million at March 31, 2004.

•                                          We entered into a five-year sublicense agreement with Digital Site Corporation for distribution of our exclusive programming in Japan, for which we received a $2 million nonrefundable, recoupable advance in October 2004.

•                                          We increased our revenue guidance for the fiscal year to $116 to $118 million, with a continued anticipation of earnings.

•                                          In January 2005, we formed a new subsidiary, Egami Media, Inc.  Egami will exploit Image’s existing and future digital rights to its exclusive programming and will also directly acquire digital rights to programming from third parties.

•                                          In February 2005, we opened a programming acquisition office in London.

The highlights above are intended to identify to the reader some of our more significant events and transactions during the quarter ended December 31, 2004.  However, these highlights are not intended to be a full discussion of our results for the quarter.  They should be read in conjunction with the following discussion, and with our condensed consolidated financial statements and footnotes accompanying this report.

Liquidity and Capital Resources

Our working capital generally comes from two sources:

•                  Operating cash flows, and

•                  Borrowing availability under our revolving line of credit and term loan facilities with Wells Fargo Foothill.

In December 2004, we raised approximately $14.2 million in net proceeds through the sale of our common stock.  In October 2004, we received a recoupable but non-refundable $2 million royalty advance in connection with a new Japan sublicense agreement.  We used the proceeds of the private placement and the royalty advance to repay our then-outstanding borrowing with Wells Fargo Foothill.

Private Placement

On December 20, 2004, we sold 2,904,763 shares of our common stock at $5.25 per share for gross proceeds of $15.25 million, in a private placement.  We also issued three-year warrants to the investors to purchase up to 726,189 shares at $6.56 per share.  The warrants may be exercised for cash beginning June 20, 2005.  We estimate expenses of the private placement will be approximately $1,050,000, which includes the cash fee paid to our exclusive placement agent, and legal, accounting and other related expenses.  We also issued the placement agent a three-year warrant to purchase up to 58,095 shares of common stock on the same terms as the investors, except this warrant includes a cashless exercise provision.  The private placement will strengthen our ability to acquire and produce exclusive content.

Japan Sublicense Agreement and $2 Million Advance

On October 6, 2004, we entered into an exclusive five-year home video output sublicense agreement with Digital Site Corporation for exclusive distribution of our programming in Japan.  We previously distributed our programming in Japan through sublicense agreements with various third parties on a title-by-title basis.  Some of these sublicense agreements for certain titles remain in force.

Digital Site is responsible for all sales, marketing, manufacturing and distribution in Japan.  The agreement includes our available existing catalogue as well as previously-sublicensed titles as they become available and future new releases through the end of 2009.  The distribution term for each program is five years or the expiration date of our rights.  Programming is marketed and released under the brand, “Image Entertainment Japan.” The first releases under the agreement occurred in January 2005.

Royalty payments are set at a percentage of suggested retail price, and any overages will be paid after recoupment of the $2 million non-refundable advance received in October 2004.  The advance was recorded as a component of deferred revenue at December 31, 2004, and will be recognized as revenue when royalties are earned, as reported to us on a quarterly basis.

Revolving Credit and Term Loan Facility

On September 30, 2004, we amended our credit facility with Wells Fargo Foothill.  The maximum revolving credit availability under the agreement was increased $6 million, from $17 million to $23 million.  Actual borrowing availability under the line remains substantially based upon eligible trade accounts receivable levels.  While the interest rate remains at the prevailing prime rate plus 0.75% (6.00% at December 31, 2004), the interest rate floor was reduced from 5.75% to 5.00%.  Also, we now have the option to borrow at LIBOR plus 3.50%.  The maximum capital expenditures limit covenant was increased for fiscal 2005 to $3.25 million (plus $359,000 unused from fiscal 2004), from $2.5 million (plus the same $359,000).  The capital expenditures covenant maximum was lowered to $2.5 million in fiscal 2006, plus any unused carryover from fiscal 2005.  The term of the agreement was extended two years through December 28, 2007.

At December 31, 2004, we had cash of $3,277,000 and borrowing availability of $23 million and $1 million, respectively, under our revolving credit and term loan facilities with Foothill.  Comparatively, at March 31, 2004, we had cash of $540,000 and borrowing availability of $6,245,000 and $1,000,000, respectively, under our revolving credit and term loan facilities.

Other Sources and Uses of Working Capital

Our pretax earnings from continuing operations were $4.2 million for the nine months ended December 31, 2004.  Net revenue growth during our last two fiscal quarters ended December 31, 2004, as compared to the two quarters ended March 31, 2004, contributed to an increase in net trade accounts receivables to approximately $30.6 million at December 31, 2004, as compared to $21.7 million at March 31, 2004.  In anticipation of forecasted customer demand for our new release and catalogue programming, we increased our inventory levels, excluding production costs, as of December 31, 2004, to $14.0 million as compared to $11.2 million at March 31, 2004.  We incurred $3,145,000 in capital expenditures in our continuing effort to improve information technology infrastructure and business systems, including the conversion from our legacy Qantel sales order management and production/creative services systems to Oracle, as well as expenditures for furniture, fixtures, equipment, hardware infrastructure and leasehold improvements for our new corporate headquarters.  The final phase, which went live in September 2004, completes the replacement of our Qantel system with Oracle.

We paid down long-term debt and capital lease obligations by $1.2 million during the nine-month December 2004 period.  As a result of our net revenue growth, our trade accounts payable and accrued royalties, distribution fees and music publishing fees grew by $7.6 million at December 31, 2004, compared to levels at March 31, 2004.  We financed these expenditures from cash flows from operations and through our revolving line of credit and term loan facility.  Primarily as a result of our net $14.2 million private placement funding and the $2 million royalty advance from our Japanese sublicensor, there were no outstanding borrowings under the revolving and term loan facility at December 31, 2004, compared to $10.2 million in borrowings under our revolving credit facility at March 31, 2004.

We believe that projected cash flows from operations, borrowing availability under our revolving line of credit, cash on hand, and trade credit will provide the necessary capital to meet our projected cash requirements for at least the next 12 months.  Should we find attractive corporate acquisitions, we may seek additional debt or equity financing in order to fund the transaction, in the form of bank financing, convertible debt, or the issuance of convertible preferred or common stock.

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations at December 31, 2004, and the effects such obligations are expected to have on liquidity and cash flow in future periods:

	Payments due by period
(in thousands)	Remainder of 2005	2006	2007	2008	2009	Thereafter	Total
Contractual obligations:
Long-term debt obligations	$531	$1,225	$—	$—	$—	$—	$1,756
Capital lease obligations	85	87	—	—	—	—	172
Operating lease obligations	390	1,578	1,573	1,615	1,658	8,100	14,914
Licensing and exclusive distribution agreements	4,495	9,346	1,088	288	—	—	15,217
Employment Agreements	515	1,199	1,173	—	—	—	2,887
Total	$6,016	$13,435	$3,834	$1,903	$1,658	$8,100	$34,946

Advances and guarantees included in the table above, under licensing and exclusive distribution agreements, are recoupable against future royalties and distribution fees earned by our exclusive program suppliers in connection with revenues generated by those rights.  As we have historically, we expect to fund these commitments through recoupment of existing advances, existing bank line of credit, and other working capital.

New Office Facilities Commitment.  As of the end of August 2004, we fully relocated to our new corporate facility and ceased paying rent for our previous corporate facility.  Our new ten-year lease commitment began in July 2004, with rent initially set at $1.23 per square foot for approximately 62,000 square feet,.  The annual rent of approximately $900,000 will increase at 3% per year over the lease term.  We are expensing the total rent commitment, including the scheduled rent increases, on a straight-line basis over the term of the lease.  Although a base level of operating expenses is included in the rent payment, we will be responsible for a percentage of actual annual operating expense increases capped at 5% annually.  We also have two five-year options to extend.

Lease Guarantee.  In connection with the September 2003 asset sale of DVDPlanet, acquiror Planet Entertainment assumed the obligations under DVDPlanet’s lease for its retail store, and its parent company Infinity Resources, Inc. guaranteed Planet Entertainment’s obligations under the lease.  We remain a guarantor in the event that Planet Entertainment and Infinity both default on their financial obligations under the lease.  The remaining payments under the lease total approximately $536,000 through the lease’s expiration December 2007.

Long-Term Debt

Long-term debt at December 31, 2004, and March 31, 2004, consisted of the following:

(In thousands)	December 31, 2004	March 31, 2004
Subordinated note payable – Ritek Taiwan	$1,671	$2,561
Note payable to bank	85	255
	1,756	2,816
Current portion of long-term debt	1,422	1,592
Long-term debt less current portion	$334	$1,224

Debt Instruments and Related Covenants

Our loan agreements with Foothill require us to comply with minimum financial and operating covenants.  At September 30, 2004, we amended our capital expenditures covenant for fiscal 2005.  The maximum capital expenditures limit covenant was increased for fiscal 2005 to $3.25 million (plus $359,000 unused from fiscal 2004), from $2.5 million (plus the same $359,000).  The capital expenditures covenant maximum was lowered to $2.5 million in fiscal 2006, plus any unused carryover from fiscal 2005.  At December 31, 2004, we were in compliance with the financial and operating covenants under the loan agreement, and we believe that we will be able to achieve the minimum covenant requirements for at least the next 12 months.

Results of Operations

The accompanying consolidated financial information for the three and nine months ended December 31, 2004, should be read in conjunction with the Consolidated Financial Statements, the Notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended March 31, 2004.

We currently have two business segments:

•                                          Domestic

•                                          International

Our domestic segment includes domestic wholesale distribution, program licensing and production.  Our international segment includes our international sublicense agreement with BMG Music International Service, GmbH for the distribution for our products throughout Europe, the Middle East and Africa, a wholesale distribution agreement with BMG Entertainment Mexico, S.A. for Mexico and Central America, our new sublicense agreement with Digital Site, sublicense agreements with third parties in other international territories, worldwide broadcast rights exploitation.  Egami’s financial results will be consolidated with Image’s and, if material, separately disclosed as a new business segment.

Revenue

Domestic and international sales of DVD programming accounted for approximately 92% of net revenues for the quarter ended December 31, 2004, and 89% of net revenues for the nine months ended December 31, 2004.  Sales of CD programming increased to $2.0 million for the December 2004 quarter, from $1.1 million for the December 2003 quarter, and to $8.7 million for the nine months ended December 31, 2004, from $3.7 million for the nine months ended

December 31, 2003.

The following table presents consolidated net revenues by reportable business segment for the three and nine months ended December 31, 2004 and 2003, respectively:

	Three Months Ended December 31,			Nine Months Ended December 31,
	2004	2003	% Change	2004	2003	% Change
	(in thousands)			(in thousands)
Net revenues
Domestic	$33,105	$21,280	55.6%	$85,546	$54,110	58.1%
International	1,286	1,511	(14.9)	3,942	4,161	(5.3)
Consolidated	$34,391	$22,791	50.9%	$89,488	$58,271	53.6%

Domestic Revenue

Net revenues were significantly higher for the three and nine months ended December 31, 2004, as compared to the three and nine months ended December 31, 2003, primarily attributable to strong revenue performance from new exclusive DVD and CD releases as well as comparatively strong sales of previously released programming.

Third quarter exclusive DVD new releases included:

•                  Pee-wee’s Playhouse: Christmas Special and Pee-wee’s Playhouse:  Volumes 1 & 2

•                  The Twilight Zone: The Definitive Edition Season 1 and The Twilight Zone: 1980’s Season 1

•                  the classic television series Combat: Season 2: Missions 1 & 2 and Father Murphy: Season 1

•                  Jamie Foxx’s FoxxBoxx, which includes Jamie Foxx: Unleashed, Jamie Foxx: I Might Need Security, and Jamie Foxx: Straight from the Foxxhole

•                  Cinderella, the original 1957 production with Julie Andrews

•                  The Lost World: Season 3.

•                  Third quarter exclusive CD new releases included:  The Source Presents Hip Hop Hits: Volume 9.

First and second quarter exclusive DVD new releases contributing to increased net revenues for the nine months ended December 31, 2004, were:

•                  Larry the Cable Guy: Git R Done

•                  Ron White: They Call Me Tater Salad

•                  Bill Engvall: Here’s Your Sign

•                  The Dick Van Dyke Show: Seasons 4 and 5

•                  The Lost World: Season 2

•                  Jamie Foxx’s Laffapalooza! #1 & 2

•                  family friendly comedies from Kel Mitchell (from the Kenan and Kel Nickelodeon show) Kel Videos Live: Is That The Mitchell’s Boy? and This Face Belongs on the Tube

•                  the urban music documentary Beef II

•                  television shows and series Nick and Jessica Variety Hour and Saved By The Bell: The College Years: Season #1

•                  the classic television series Combat: Season 1: Campaigns 1 & 2

•                  music concerts The Ramones: Raw and Doors Of The 21st Century: L.A. Woman Live.

First and second quarters exclusive CD new releases were

•                  The Source Presents Hip Hop Hits: Volume 8

•                  Willie Nelson: Live at Billy Bob’s

•                  Power of Soul: Jimi Hendrix Tribute

•                  Merle Haggard: Live At Billy Bob’s: Ol’ Country Singer

•                  Ronnie Milsap: Just For A Thrill

•                  Stephen Sondheim’s Assassins: The Broadway Cast Recording

•                  Fiddler on the Roof:  The Broadway Cast Recording.

We continued to experience significantly increased sales to large retailers, particularly Wal-Mart, Amazon.com and Target, who purchased more titles in greater quantities than in previous quarters.  The increase was attributable to our strong new release schedule and more specifically targeted and personalized sales efforts, and if we continue acquiring the type of programming that we have identified as being attractive to these retailers, we believe these increased sales will continue.

Net sales to Wal-Mart, Best Buy, Amazon.com and Target were approximately 46% and 44% of net sales for the three and nine months ended December 2004, respectively, compared to approximately 34% and 29% of net sales for the three and nine months ended December 31, 2003.  As our sales to larger retailers increase, so does our relative dependence on each of them.  If any of our larger customers were to reduce purchases of our programming or file for bankruptcy, it could significantly decrease our revenues and negatively impact our earnings.

We have experienced a trend of increasing customer returns over the past fiscal year and three and nine months ended December 31, 2004.  Our inventory returns, as a percentage of our gross revenues, were 12.6% in fiscal 2003, 15.2% in fiscal 2004 and 16.8% and 17.8% for the three and nine months ended December 31, 2004, respectively.  We are selling more programming to larger retailers, who tend to return a higher percentage of their purchases, both to us and to the major studios.  Many of these retailers have chosen not to process their own store returns at their own distribution center level, but instead return them to their vendors, including us, for credit.  A retailer may return a title from one store while ordering the same title for another store.  Additionally, some retailers have returned more programming than their historical levels over the last nine months due to a financial restructuring in one case and a customer’s move to a different warehouse and distribution center in the other case.  We have increased our allowances for sales returns in expectation of this trend continuing for the foreseeable future.

International Revenue

The decrease in the December 2004 quarter’s international revenues over that of the December 2003 quarter was primarily due to lower royalty revenues reported by our international sublicensees as well as lower broadcast revenues.  We believe internal restructuring at BMG, associated with their merger with Sony, had a negative impact on the sales performance of our titles in Europe, the Middle East and Africa during the December 2004 quarter.  Additionally, we did not have any significant new releases during our December 2004 quarter.

Because of language barriers and cultural differences, much of our recent successful new release programming—particularly urban and comedy titles—has either not sold as well internationally as in North America, or has not been released internationally at all.  We continue our efforts to acquire programming that sells well not only domestically, but internationally as well.  Music-related DVDs have done well internationally and we believe the urban music and documentary genres have revenue growth potential overseas.  We believe that our third quarter’s trend of reduced comparative international net revenues will continue for the foreseeable future, however, due to a lack of significant new international DVD releases in the current periods compared to the prior-year periods.  We also believe that the opening of our UK office should help source new programming for our international distribution.

Gross Margins

The following table presents consolidated cost of sales by reportable business segment and as a percentage of related segment net revenues for the three and nine months ended December 31, 2004 and 2003, respectively:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2004	2003	2004	2003

Cost of sales:
Domestic	$24,762	$16,997	$63,975	$42,875
International	943	1,263	3,095	3,448
Consolidated	$25,705	$18,260	$67,070	$46,323

			% Change			% Change
As a percentage of segment net revenues:
Domestic	74.8%	79.9%	(5.1)%	74.8%	79.2%	(4.4)%
International	73.3	83.6	(10.3)	78.5	82.9	(4.4)
Consolidated	74.7%	80.1%	(5.4)%	74.9%	79.5%	(4.6)%

We are now classifying production cost amortization as a component of cost of sales and therefore a reduction to gross profit margins for all periods presented.  We previously amortized production costs as a separate line item within operating costs and expenses.

Consolidated cost of sales for the three months ended December 31, 2004, were $25,705,000, or 74.7% of net revenues, compared to $18,260,000, or 80.1% of net revenues, for the same quarter last year.  Consolidated cost of sales for the first nine months of fiscal 2005 were $67,070,000, or 74.9% of net revenues, compared to $46,323,000, or 79.5% of net revenues, for the same period last year.

Domestic Gross Margins

Domestic gross margins, as a percentage of segment net revenues, increased by 5.1% to 25.2% for the three months ended December 31, 2004, from 20.1% for the three months ended December 31, 2003.  They increased by 4.4% to 25.2% for the nine months ended December 31, 2004, from 20.8% for the comparable period of the prior year.

The increase in segment gross profit margins for the December 2004 quarter was primarily due to increased net revenues from sales of exclusively licensed programming, which typically generates higher gross margins than exclusively distributed programming.

During the December 2004 quarter, we reserved approximately $600,000 in capitalized advances under a distribution agreement.  We reduced the unamortized assets under this agreement to our estimate of its fair value due to:  (a) the content provider’s inability to deliver programming; and (b) the questionable financial condition of MIC Media, Lyricist Lounge, Inc., Perry Landesberg and Ronald M. a.k.a. “Ronny” Kraft, whom we have sued for breach of contract and other claims to recover our unrecouped advances in connection with the agreement.

Also offsetting the increases in domestic gross margins for the three and nine months ended December 31, 2004, were increases in market development funds offered our customers of $780,000 and $1,667,000, respectively, compared to the same prior-year periods.  Market development funds are recorded as a reduction in net revenues.  We expect the trend of increasing market development funds paid to customers to continue for the foreseeable future.

International Gross Margins

International gross margins, as a percentage of segment net revenues, increased by 10.3% to 26.7% for the three months ended December 31, 2004, from 16.4% for the three months ended December 31, 2003.  Segment gross margins as a percentage of segment net revenues for the nine months ended December 31, 2004, were 21.5%, up from 17.1% for the same period in the prior year.

Gross margins for this segment in 2004 were primarily impacted by fluctuations in royalties and distribution fees due our program suppliers on a title-by-title basis.

Selling Expenses

The following tables present consolidated selling expenses by reportable business segment and as a percentage of related segment net revenues for the three and nine months ended December 31, 2004 and 2003, respectively:

	Three Months Ended December 31,			Nine Months Ended December 31,
	2004	2003	% Change	2004	2003	% Change
	(in thousands)			(in thousands)
Selling expenses:
Domestic	$2,880	$1,566	83.9%	$6,994	$4,108	70.3%
International	29	24	20.8	48	156	(69.2)
Consolidated	$2,909	$1,590	83.0%	$7,042	$4,264	65.2%

As a percentage of segment net revenues:
Domestic	8.7%	7.4%	1.3%	8.2%	7.6%	0.6%
International	2.3	1.6	0.7	1.2	3.7	(2.5)
Consolidated	8.5%	7.0%	1.5%	7.9%	7.3%	0.6%

Domestic Selling Expenses

Domestic selling expenses for the three months ended December 31, 2004, reflect a continuing trend of higher advertising and promotional expenses, as a percentage of net revenues, that we expect to continue for the foreseeable future.  We increased our comparative advertising and promotional expenses during the December 2004 quarter by $696,000, primarily for print advertising and television and radio advertising.  We also incurred an increase in salaries and wage costs of $317,000, representing increased headcount and annual raises as well as an increase in outside sales commissions of $151,000.  Our advertising expenditures are expensed in the period where the advertising takes place for the first time, in accordance with Statement of Position 93-7 “Reporting on Advertising Costs.”

For the nine months ended December 31, 2004, compared to the nine months ended December 31, 2003, we incurred an increase in advertising and promotional expenses of $1,671,000, representing primarily co-operative, print, television/radio advertising and audio promotions, increased salaries and wage costs of $655,000, representing additional head count and annual raises, and increased outside sales commissions of $210,000.  Our co-op advertising is expensed in accordance with Emerging Issues Task Force No. 01-9 “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).”

We added an additional regional director of sales, a manager of audio sales, a manager of catalogue sales and several sales administrative personnel during the nine months ended December 31, 2004, which contributed to the increase in salaries and wage costs.

International Selling Expenses

Our international selling expenses for the first nine months of fiscal year 2005 were significantly lower than the comparable prior-year periods because BMG, our European sublicensee, is responsible for the majority of selling expenses relating to sales of our programming in Europe.  Our segment expenses for the nine-month fiscal 2005 period reflect a full period of BMG sales and marketing responsibility.

General and Administrative Expenses

The following tables present consolidated general and administrative expenses by reportable business segment and as a percentage of related segment net revenues for the three and nine months ended December 31, 2004 and 2003, respectively:

	Three Months Ended December 31,			Nine Months Ended December 31,
	2004	2003	% Change	2004	2003	% Change
	(in thousands)			(in thousands)
General and administrative expenses:
Domestic	$3,406	$3,087	10.3%	$10,230	$8,755	16.8%
International	159	64	148.4	348	382	(8.9)
Consolidated	$3,565	$3,151	13.1%	$10,578	$9,137	15.8%

As a percentage of segment net revenues:
Domestic	10.3%	14.5%	(4.2)%	12.0%	16.2%	(4.2)%
International	12.4	4.2	8.2	8.8	9.2	(0.4)
Consolidated	10.4%	13.8%	(3.4)%	11.8%	15.7%	(3.9)%

Domestic General and Administrative Expenses

For the three months ended December 31, 2004, we accrued performance-related bonus compensation of $222,000 during the December 2004 quarter compared to none for last year’s quarter. We incurred $84,000 more in rent expense during the quarter associated with our new corporate facility, increased depreciation expense of $83,000 and fees related to our registration statement filing of $55,000.  Offsetting the above comparative increases were lower legal expenses of $180,000.

For the nine months ended December 31, 2004, we incurred $398,000 more consulting and information technology related expenses associated with the support of the first and second phases of our Oracle implementation, which included new financials, purchasing and inventory control software implemented in the prior fiscal year, and the December 2004 conversion noted above.  Also contributing to the increase were expenses associated with information technology infrastructure technical support and maintenance.  We accrued performance-related bonus compensation of $461,000 compared to none for last year’s nine-month period.  We increased our personnel costs by $264,000, primarily related to annual raises rather than increased headcount.  We incurred increased depreciation expense of $231,000 resulting from our increased information technology and furniture, fixtures and equipment capital expenditures.  We incurred increased rent expense of $204,000 associated with our new corporate headquarters operating lease.  Offsetting the increases above were lower legal expenses of $247,000 and lower employee recruitment expenses of $91,000.

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

International General and Administrative Expenses

The expense increase for the December 2004 quarter was primarily due to travel and legal expenses related to the sublicensing of Image exclusive programming in Japan and Australia, as well as increased bad debt expense.  The expense reduction for the first nine months of fiscal year 2005 was primarily due to the full transition to the cost savings associated with the BMG European distribution transition.

Interest Expense

Interest expense, net of interest income, for the three months ended December 31, 2004, increased 3.0% to $207,000, or 0.6% of consolidated net revenues, from $201,000, or 0.9% of consolidated net revenues, for the three months ended December 31, 2003.  Interest expense, net of interest income, for the nine months ended December 31, 2004, increased 9.8% to $651,000, or 0.7% of consolidated net revenues, from $593,000, or 1.0% of consolidated net revenues, for the nine months ended December 31, 2003, as a result of a higher average balance outstanding under our bank revolving credit and term loan facilities.

Income Taxes

We recorded Federal and state alternative minimum tax expense of $46,000 and $96,000, respectively, for the three and nine months ended December 31, 2004, based upon an estimated alternative tax rate of 2.3% expected for fiscal 2005.  We utilized net operating loss carryforwards to offset taxable earnings for the three and nine months ended December 31, 2004, which reduced our income tax expense down to the alternative minimum tax level.

During the December 2003 quarter, we established a valuation allowance against 100% of our net deferred tax assets, which are composed primarily of operating loss carryforwards, at December 31, 2003.  We recorded an income tax expense equal to our previously recorded deferred tax assets of $7,504,000 during the three months ended December 31, 2003, of which $732,000 was allocated to discontinued operations.  We recorded income tax expense of $6,244,000 during the nine months ended December 31, 2003, of which none was allocated to discontinued operations.

Earnings (Loss) from Continuing Operations/Loss from Discontinued Operations

Earnings from continuing operations were $1,955,000, or $.10 per diluted share, for the three months ended December 31, 2004.  Loss from continuing operations was $7,160,000, or $.39 per diluted share, for the three months ended December 31, 2003, which included the above mentioned income tax expense of $6,772,000, or $.37 per diluted share.  Loss from discontinued operations was $1,141,000, or $.06 per diluted share, for the three months ended December 31, 2003.

Earnings from continuing operations were $4,060,000, or $.21 per diluted share, for the nine months ended

December 31, 2004.  Loss from continuing operations was $8,088,000, or $.44 per diluted share, for the nine months ended December 31, 2003, which included the above mentioned income tax expense of $6,244,000, or $.34 per diluted share.  Loss from discontinued operations was $2,441,000, or $.14 per diluted share, for the nine months ended December 31, 2003.

Consolidated Net Earnings (Loss)

Net earnings for the three months ended December 31, 2004, were $1,955,000, or $.10 per diluted share.  Net loss for the three months ended December 31, 2003, was $8,301,000, or $.45 per diluted share.  Net earnings for the nine months ended December 31, 2004, were $4,060,000, or $.21 per diluted share.  Net loss for the nine months ended December 31, 2003, was $10,529,000, or $.58 per diluted share.

Critical Accounting Policies and Procedures

There have been no significant changes in the critical accounting policies disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our most recent Annual Report on Form 10-K.

We are now classifying production cost amortization as a component of cost of sales, and therefore a reduction to gross profit margins, for all periods presented.  We previously disclosed production cost amortization as a separate line item within operating costs and expenses.  Because we disclose programming production costs as a component of inventory, we believe classification of the related expense of such costs as a component of cost of sales is more meaningful.

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

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued revised Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment – an Amendment of FASB Statement Nos. 123 and 95.” SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services or incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments, focusing primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires public entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions) and recognize the cost over the period during which an employee is required to provide service in exchange for the award. We are required to adopt SFAS No. 123(R) in our second quarter of fiscal 2006 beginning July 1, 2005. We are evaluating the impact of SFAS No. 123(R) and expect that we will record significant non-cash compensation expenses. The adoption of SFAS No. 123(R) is not expected to have a significant effect on our financial condition or cash flows but is expected to have a negative effect on the reporting of our results of operations.

In December 2004, the FASB issued FASB Staff Position No. FAS109-1 (FSP FAS 109-1), “Application of FASB Statement No. 109, Accounting for Income Taxes, for the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004.”  FSP FAS 109-1 clarifies that the deduction will be treated as a “special deduction” as described in SFAS No. 109, “Accounting for Income Taxes.”  As such, the special deduction has no effect on deferred tax assets and liabilities existing at the date of enactment.  The impact of the deduction will be reported in the period in which the deduction is claimed.  We do not believe that this pronouncement will have a material effect on the consolidated financial statements.

In December 2004, the FASB issued the SFAS No. 153, “Exchange of Nonmonetary Assets, An Amendment

of APB Opinion No. 29.”  SFAS No 153 addresses the measurement of exchanges of nonmonetary assets.  SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, Accounting for Nonmonetary Transactions, and replaces it with an exception for exchanges that do not have commercial substance.  SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  The provisions of SFAS No. 153 shall be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005.  Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date this Statement is issued.  The provisions of this Statement shall be applied prospectively.  We do not believe that this pronouncement will have a material effect on the consolidated financial statements.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs – an amendment of ARB No. 43,” which is the result of its efforts to converge U.S. accounting standards for inventories with International Accounting Standards. SFAS No. 151 requires idle facility expenses, freight, handling costs, and wasted material (spoilage) costs to be recognized as current-period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We are evaluating the impact of this standard on our financial statements. We do not expect that the adoption of SFAS No. 151 will have an impact on our financial position, results of operations or cash flows.

We do not expect that the adoption of other recent accounting pronouncements will have a material impact on our financial statements.

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

Interest Rate Fluctuations

At December 31, 2004, approximately $85,000 of our outstanding borrowings are subject to changes in interest rates; however, we do not use derivatives to manage this risk.  This exposure is linked to the prime rate and LIBOR.  Management believes that moderate changes in the prime rate or LIBOR would not materially affect our operating results or financial condition.  For example, a 1.0% change in interest rates would result in an approximate $1,000 annual impact on pretax income (loss) based upon those outstanding borrowings at December 31, 2004.

Foreign Exchange Rate Fluctuations

At December 31, 2004, approximately $147,000 of our accounts receivable is related to international distribution and denominated in foreign currencies, and accordingly is subject to future foreign exchange rate risk.  We distribute some of our licensed DVD, for which we hold international distribution rights through international sublicensees.  Additionally, we exploit international broadcast rights to some of our exclusive entertainment programming for which we hold international broadcast rights.  Management believes that moderate changes in foreign exchange rates will not materially affect our operating results or financial condition.  For example, a 10.0% change in exchange rates would result in an approximate $15,000 impact on pretax income (loss) based upon those outstanding receivables at December 31, 2004.  To date, we have not entered into foreign currency exchange contracts.

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

IMAGE ENTERTAINMENT, INC.

Date:	February 10, 2004	By:	/S/ MARTIN W. GREENWALD
Martin W. Greenwald
President and Chief Executive Officer

Date:	February 10, 2004	By:	/S/ JEFF M. FRAMER
Jeff M. Framer
Chief Financial Officer