Form 10-K
period 2005-03-31
IMAGE ENTERTAINMENT INC
filed 2005-06-17
CIK 216324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the Fiscal Year Ended March 31, 2005

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

The aggregate market value of the common stock held by non-affiliates of the registrant, based upon the closing price of $4.14 for shares of the registrant’s common stock on September 30, 2004, the last business day of the registrant’s most recently completed second fiscal quarter as reported by the NASDAQ National Market®, was approximately $39,848,527. In calculating such aggregate market value, shares of common stock owned of record or beneficially by officers, directors and persons known to the registrant to own more than five percent of the registrant’s voting securities (other than such persons of whom the registrant became aware only through the filing of a Schedule 13G filed with the Securities and Exchange Commission) were excluded because such persons may be deemed to be affiliates. The registrant disclaims the existence of control or any admission thereof for any other purpose.

The number of shares outstanding of the registrant’s common stock as of June 2, 2005: 21,251,916

DOCUMENTS INCORPORATED BY REFERENCE

Part III – Portions of the registrant’s proxy statement for its 2005 Annual Meeting of Shareholders to be held on September 9, 2005, are incorporated by reference into Part III of this report.

IMAGE ENTERTAINMENT, INC.

Form 10-K Annual Report

For The Fiscal Year Ended March 31, 2005

TABLE OF CONTENTS

PART I

ITEM 1.	Business
ITEM 2.	Properties
ITEM 3.	Legal Proceedings
ITEM 4.	Submission of Matters to a Vote of Security Holders

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
ITEM 6.	Selected Financial Data
ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk
ITEM 8.	Financial Statements and Supplementary Data
ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
ITEM 9A.	Controls and Procedures
ITEM 9B.	Other Information

PART III

ITEM 10.	Directors and Executive Officers of the Registrant
ITEM 11.	Executive Compensation
ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
ITEM 13.	Certain Relationships and Related Transactions
ITEM 14.	Principal Accountant Fees and Services

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

SIGNATURES

PART I

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed due to factors such as dependence on a limited number of key customers and titles, difficulty in acquiring and protecting our exclusive programming, and intense competition in the entertainment industry. Additional information concerning factors that could cause or contribute to such differences can be found in the following discussion, including the “Risks Factors” section below, as well as in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 1.                 BUSINESS

OVERVIEW

We are a home entertainment company, primarily engaged in the domestic acquisition and wholesale distribution of content for release on DVD. We acquire and exploit exclusive distribution rights to a diverse array of general and specialty content on DVD, CD and other home entertainment formats, including:

•                  comedy

•                  music concerts

•                  urban

•                  television and theatrical

•                  country

•                  gospel

•                  foreign and silent films

•                  youth culture/lifestyle

Through our wholly-owned subsidiary, Egami Media, Inc., we acquire the rights to exploit exclusive digital content and are beginning to exploit it through video on demand, streaming video and download channels.

We may also acquire the rights to exploit content via broadcast, including pay-per-view, in-flight, radio, satellite, cable and broadcast television, and exploit them as opportunities allow. We acquire content mainly by entering into exclusive licensing or distribution arrangements with producers and other content providers. We typically supplement such content by designing and producing additional content and value-added features, such as compelling:

•                  interactive menus

•                  audio commentaries

•                  packaging

•                  marketing materials

We also produce our own original entertainment content, focused on DVD live performance music concerts and urban genre content. We are also co-producing feature horror and other “genre” titles through deals with Dark Horse Entertainment, Inc. and ContentFilm plc.

We strive to grow a stream of revenues by maintaining and building a library of titles that can be exploited in a variety of formats and distribution channels. Our active catalogue currently contains over 2,800 exclusive DVD titles.

We were incorporated in Colorado as Key International Film Distributors, Inc. in April 1975, our present name was adopted in 1983, and we reincorporated in California in November 1989. Our principal executive offices are located at 20525 Nordhoff Street, Suite 200, Chatsworth, California 91311. We maintain a Web site at www.image-entertainment.com. The content of this site is not incorporated by reference and does not constitute a part of this report.

The following table sets forth the percentage of consolidated net revenues derived from the distribution of entertainment content by format for our last three fiscal years. The financial information presented excludes that of our wholly-owned subsidiary, DVDPlanet, Inc., whose assets we sold in September 2003. The information does not represent our business segments (see below “Business Segments”), but rather shows net revenue trends by product category:

	Fiscal Years Ended
	March 31,
(in thousands)	2005		2004		2003

DVD	$100,374	84.8%	$71,683	84.5%	$76,564	88.1%
CD	12,142	10.3	5,591	6.6	2,947	3.4
Sublicense	4,830	4.1	5,607	6.6	2,101	2.4
VHS	550	0.4	1,415	1.7	3,593	4.1
Broadcast	487	0.4	544	0.6	1,724	2.0
TOTAL	$118,383	100%	$84,840	100%	$86,929	100%

BUSINESS SEGMENTS

We currently have two business segments:

•                  Domestic

•                  International

Our domestic segment primarily consists of acquisition, production and distribution of exclusive DVD content and, through Egami Media, exclusive content for digital distribution via video on demand, streaming video and download. Our international segment includes international sublicensing and worldwide broadcast rights exploitation.

The following table presents consolidated net revenues, net of eliminations, by reportable business segment for the periods presented:

	Fiscal Years Ended March 31,
	2005	2004	% Change
Net revenues: (in thousands)
Domestic	$113,219	$78,370	44.5%
International	5,164	6,470	(20.2)
Consolidated	$118,383	$84,840	39.5%

Domestic

Most of the product we release is in the DVD format. According to industry estimates, there are currently more than 44,000 DVD titles available in the domestic market, of which more than 2,800 are actively and exclusively distributed by us. We have developed a specialty niche in the distribution of exclusive music-related entertainment content. We are a leading independent supplier of DVD content in the music, special interest, episodic television, urban and lifestyle genres. The following chart reflects the number of cumulative titles we have released by type of content, compared with the cumulative DVD software titles released by the industry through the week ended May 6, 2005, excluding discontinued titles. The following chart does not intend to indicate our market share of DVD revenues, only cumulative titles released.

Type of DVD Content	Total Number of DVD Titles	Number of Image Titles	Image Percentage
Music	5,245	546	10.4%
Special Interest	8,857	512	5.8%
Theatrical Catalog (pre-1997)	8,062	404	5.0%
Foreign Language (including distributed lines)	3,428	197	5.7%
Television Programming	2,383	139	5.8%
Direct to DVD	5,975	337	5.6%
All Other	10,582	689	6.5%
Total Releases – Cumulative through 5/6/05	44,532	2,824	6.3%

Source: DVD Release Report Revised 5/4/05

We believe that the value gained through the ability to entertain people at home for a reasonable price at convenient times, the opportunity to choose from a very broad selection of programming, the unique and compelling interactive experience of DVD menus, and the audio and video quality of the DVD format, will continue to make DVD a preferred, prepackaged medium of home entertainment for millions of consumers. Many DVDs also offer special features, enhancements and ancillary materials, such as special menu design, multiple audio tracks, behind-the-scenes footage, director commentaries, interviews and discographies, all of which we are able to develop in-house.

Exclusive Acquisition. We generally acquire exclusive rights to our content. Our active catalog currently contains over 2,800 exclusive DVD titles and over 175 exclusive CD titles. We currently release an average of 35 new exclusive DVD titles and five new exclusive CD titles each month. We acquire our exclusive titles from a wide range of content holders, including independent content suppliers, producers, music artists, record labels and artist management, and also produce our own original entertainment content focused on DVD live performance stand-up comedy, music concerts and urban genre content, and in light of our agreements with Dark Horse Entertainment and ContentFilm, feature horror and other genre titles. We produce, market and sell our exclusive content according to exclusive license or distribution agreements. We actively pursue and secure both domestic (U.S. and Canada) and international distribution rights to exclusive titles.

In return for exclusive license rights, we pay royalties to our licensors. Royalties are expressed as a percentage of our wholesale net revenues derived from title sales. Typically, we pay royalty advances that are recouped against royalties earned on a title-by-title basis or, if cross-collateralized, against groups of licensed titles from the same licensor. Our license agreements generally provide for a minimum distribution term of at least five years and often considerably longer. Some license agreements contain provisions for an extension of the distribution term if we meet specified performance milestones.

In return for exclusive distribution rights, we generally tender net wholesale revenues to content suppliers, which are expressed as a percentage of wholesale revenues after subtracting our distribution fee and recouping costs allocated to the content owner such as production, manufacturing, music publishing, and marketing fees. In some cases, the net profit of a title is split between us and the content supplier according to a contractual percentage. In many such cases, advances or minimum guarantees on an exclusive distribution deal are paid and recouped by us similar to an exclusive licensing arrangement.

Under our exclusive license and distribution arrangements, we often secure the right to distribute entertainment content in a range of home entertainment formats, which may include:

•                  DVD

•                  VHS

•                  CD

•                  Universal Media Disc (UMD) for the Sony Playstation® Portable (PSP)

•                  other home video formats

To a lesser extent, we also pursue and secure exclusive broadcast rights which include exploitation via:

•                  broadcast television

•                  cable

•                  satellite

•                  pay-per-view

•                  in-flight

•                  radio

•                  other broadcast media

Through Egami Media, we also acquire exclusive digital content and are beginning to exploit it via:

•                  Video on Demand (VOD)

•                  streaming video

•                  download channels

While our core business remains the domestic acquisition and distribution of content on DVD, we seek to secure and exploit exclusive content from the broadest possible grant of home entertainment programming rights. As part of our strategic goal to secure the broadest possible range of exploitation rights for exclusive programming, we may finance all or part of the production of some of our entertainment content. The rights we retain in connection with our self-financed productions generally cover all territories throughout the world, all now-known and hereafter-devised video home entertainment formats, and other formats including broadcast, audio, in-flight, Internet streaming, digital downloading, direct response, sponsorship and bundling rights, for an extended term.

Because of our growing library of exclusive titles in a wide variety of genres, we believe that we are positioned to benefit from the market growth of the DVD format. We intend to continue expansion of our exclusive DVD library.

In January 2005, we perfected formation of a wholly-owned subsidiary, Image Entertainment (UK), Inc. On February 7, 2005, Image UK opened a content acquisition office in London, England.  Our Vice President of Programming temporarily relocated to London to become the office’s managing director.  Image UK acts as our exclusive content acquisition agent, and facilitates the securing of licensing and distribution rights from content providers from its overseas headquarters. Rights acquired with the assistance of Image UK will be held by us. Additionally, production and distribution services will be performed by our personnel out of our headquarters in Chatsworth, California. We expect first-year expenses for the leased office, leased apartment which is temporarily leased through July 15, 2005, and related expenses, including salaries, to be approximately £17,000 (approximately $30,000) per month.

Egami Media. Our wholly-owned subsidiary, Egami Media, engages in the exclusive wholesale distribution of the digital rights to our catalogue of audio and video content.  While many top-grossing, popular movie titles are available online, only a relatively small number of niche or affinity video titles such as classic television shows, live music, comedy clips and other programming are available today.  Egami seeks to differentiate itself competitively by being a one-stop source for the large, diverse collection of entertainment represented by our digital catalogue, which currently includes over 1,600 music tracks and over 800 video titles and episodes.

Egami enters into nonexclusive video distribution arrangements with retail and consumer entities whose business models include digital delivery of content. Delivery will be in the form of secure encoded files with playback options being controlled by embedded Digital Rights Management (DRM). The consumer will find various purchasing options that include:

•                  Download to Own

•                  VOD

•                  Subscription VOD

Download to Own is essentially the digital equivalent of buying a DVD. VOD is essentially the digital equivalent of renting a DVD. Subscription VOD is essentially the digital equivalent of a club-type model, where users pay recurring monthly fees in exchange for access to a larger library without individual transaction charges.

In the audio market, Egami is entering into nonexclusive distribution arrangements with retail and consumer entities whose business models include digital delivery of content. The audio marketplace is more mature, yet audio business models continue to evolve. Egami is selling full albums as well as individual tracks from our library of content. We are also seeing various subscription models emerge, and we intend to support them.

Film Production. With Dark Horse, we have completed principal photography and are in post-production on two feature films, Splinter, a multicultural action-adventure supernatural thriller starring Edward James Olmos and Tom Sizemore which we may consider for theatrical exploitation, and Monarchs of the Moon, a stylized feature designed to pay homage to the classic science-fiction movies of the 1950s.  Through Dark Horse, we acquired Destination Mars, a feature similar to Monarchs of the Moon.  We are currently in development on a “haunted house” script currently entitled Gone, based on a short story from “The Dark Horse Book of Hauntings,” written — and to be directed — by famed director John Landis (American Werewolf in London, Animal House, Beverly Hills Cop III, Blues Brothers, Coming to America, Into the Night, Kentucky Fried Movie, Trading Places).  We have also begun development of two additional Dark Horse projects, one currently entitled Driftwood, a ghost story about a boys’ reformatory, and a yet-to-be-titled project starring, written and directed by renowned genre actor Bruce Campbell.

Our agreement with ContentFilm has focused primarily on content acquisition, as the co-production portion of our agreement has been assigned to Ed Pressman Productions, controlled by highly successful independent film producer Ed Pressman (Bad Lieutenant, Conan the Barbarian, The Cooler, The Crow, Das Boot, Sisters, Talk Radio).  With ContentFilm, we have acquired feature films Evil Aliens and Wilderness Survival for Girls.  With Ed Pressman, we are in discussions to develop the remake of Brian De Palma’s Sisters and other films.

Nonexclusive Distribution. We do not generally distribute nonexclusive content, including DVD releases of major motion pictures. However, at the request of seven of our largest domestic accounts (AEC One Stop Group, Best Buy, Borders, Musicland Group Inc., Tower Records & Video, Trans World Entertainment and Virgin), we act as a nonexclusive supplier to them for three lines of smaller independent content.

Additional Services. We provide a variety of value-added services relative to our licensed content and many of our exclusively distributed titles, including: creation of packaging, DVD authoring and compression, menu design, video master quality control, manufacturing, marketing, sales, music clearance, warehousing, distribution, and, for some titles, the addition of enhancements such as multiple audio tracks, commentaries, foreign language tracks, and other ancillary materials such as behind-the-scenes footage, interviews and discographies. These services are typically performed in-house, with the exception of DVD, CD and UMD disc manufacturing and tape replication, package printing, and packaging of the finished product which are generally performed by third party vendors.

Manufacturing. Typically, a content supplier delivers a title master and artwork to us, and our in-house post-production facility creates a sub master with specifications for the necessary format and on-screen menus for each title. Our in-house authoring and compression team then generally performs the work necessary to prepare a DVD master for manufacturing. Occasionally, because of the large volume of our exclusive releases, we may use an outside facility to perform such services. Our in-house creative services department, staffed with graphic designers, copywriters and proofreaders, creates original and innovative packaging fundamental to the marketing success of our product. Deluxe Media Services, Inc., formerly Ritek Global Media, manufactures and packages our domestic DVD programming. We use two other vendors for CD manufacturing, L&M Optical West and Sony DADC Global. Sony DADC Global currently manufactures all UMD programming.

Marketing. Our in-house marketing department directs marketing efforts toward consumers, DVD and CD retailers, and DVD and CD player retailers. Our marketing efforts involve:

•                  point-of-sale advertising

•                  print advertising in trade and consumer publications

•                  national television and radio advertising campaigns

•                  minimal direct response campaigns

•                  dealer incentive programs

•                  trade show exhibits

•                  bulletins featuring new releases and catalogue promotions

We also have account-specific marketing programs where we work directly with retailers to optimize and customize print advertising and other advertising programs to promote our exclusive product. The creation of specialized in-store displays and celebrity appearances are other examples of account-specific marketing programs. We occasionally implement Internet promotional activities that include product tie-ins, sweepstakes, and giveaways associated with online retail customers, and the creation of genre-specific boutiques within direct-to-consumer Web sites.

We maintain a Web site at www.image-entertainment.com to help promote us and our exclusive content. The Web site includes investor information, such as press releases, information regarding our exclusive titles, and information of general interest to the home entertainment consumer. The content of this site does not constitute a part of this report.

Customers. We typically distribute our titles domestically through our Las Vegas, Nevada distribution center. We sell our product to:

•                  retailers

•                  Internet retailers

•                  distributors

•                  alternative distribution

•                  direct-to-consumer print catalogs

•                  direct response campaigns

•                  subscription service/club sales

•                  home shopping television channels

•                  other non-traditional sales channels

We sell directly to many large and small retailers. Some of our key sell-through customers include:

•                  AEC One Stop Group

•                  Amazon.com, Inc.

•                  Anderson Merchandisers

•                  Best Buy Co., Inc.

•                  Handleman Company

•                  Ingram Entertainment, Inc.

•                  Musicland Group Inc.

•                  Target

•                  Tower Records

•                  Trans World Entertainment

•                  VidCanada

In addition, we sell to rental-retail hybrid customers such as:

•                  Blockbuster Inc.

•                  Hollywood Entertainment Corporation

•                  Movie Gallery, Inc.

•                  Netflix, Inc.

Over the last several years, many of our sell-through DVD customers have helped grow our audio revenues.

Our special markets division is designed to take advantage of our large and diverse catalog and specifically targets niche sales opportunities. Special markets’ retailers to whom we have sold product include:

•                  Barjan

•                  Big Lots

•                  Columbia House

•                  Crutchfield Corporation

•                  Discovery Channel

•                  Doubleday

•                  Guitar Center

•                  Hot Topic

•                  KSG Distribution

•                  Metropolitan Opera Guild

•                  QVC, Inc.

On a consolidated basis, Anderson Merchandisers (who supplies Wal-Mart), Best Buy and AEC One Stop accounted for 17%, 12% and 10%, respectively, of our fiscal 2005 net revenues. Best Buy and AEC One Stop accounted for 17% and 12%, respectively, of our fiscal 2004 net revenues, and Best Buy, which included its then-subsidiary Musicland Group until its sale in June 2003, accounted for 21% of our fiscal 2003 net revenues. No other customers accounted for net revenues individually in excess of 10% of our total net revenues for fiscal 2005, 2004 or 2003.

We allow retail customers to return a portion of their unsold inventory on a quarterly basis. We reserve for estimated returns at the time the sale is recognized, based in part upon our historical returns experience and knowledge of specific product movement within distribution channels.  Our inventory returns, as a percentage of our gross distribution (as opposed to net) revenues, were 18.8% in fiscal 2005, 19.2% in fiscal 2004 and 15.7% in fiscal 2003, respectively.  Returns of defective product have been minimal and are generally covered by manufacturers’ warranties.

As of June 1, 2005, we had approximately $5.0 million of backlog orders, 70% from DVD product, from domestic wholesale customers compared with approximately $5.3 million of backlog orders, 71% from DVD product, as of June 17, 2004. We expect to fill 100% of the backlog orders, less any cancelled orders, this fiscal year.

International

International Sublicensing. We have an exclusive sublicense agreement for our DVD content, primarily music-related DVDs, with BMG Music International Service, GmbH (now known as Sony BMG) for Europe, Africa, and most of the Middle East, an exclusive subdistribution agreement with Sony BMG for Mexico and Central America, and an exclusive sublicense agreement with Digital Site, an affiliate of Ray Corporation, for Japan. We have an exclusive sublicense agreement with the Warner Music Group for Australia and New Zealand. These agreements contain terms and conditions similar to those governing our underlying rights agreements. Sony BMG, Digital Site and Warner Music pay royalties based on either retail or wholesale revenues they generate, and are responsible for sales, taxes, marketing, publishing, manufacturing (except for Mexico and Central America, where we provide finished goods) and distribution of our content in their respective territories. We have similar sublicenses with others for smaller territories.

Worldwide Broadcast. Buyers of our standard and high-definition broadcast content are typically cable, pay-per-view, or satellite broadcasters, and sometimes terrestrial (free) television or in-flight broadcasters. Under a typical broadcast license we receive payment of a one-time, fixed, non-refundable fee for a multi-year exploitation term and in many instances for a specified number of airings. With respect to pay-per-view, we typically receive a non-refundable advance against royalties that are based on a percentage of customer buys. Our obligations under broadcast licensing are usually only to provide a broadcast master of the title and to ensure that music synchronization rights are secured.

We have an exclusive sales agency agreement with London-based NBD Television LTD for worldwide broadcast television sublicenses of the majority of the current catalogue of programming for which we hold broadcast rights (in excess of 200 programs) as well as our new release acquisitions which include broadcast rights. NBD represents us for conventional television broadcast sales, whether standard or high-definition, including cable, pay-per-view, video on demand, satellite television, and sales to non-theatrical venues. Programs that were sublicensed to third parties for broadcast prior to January 2003 will be handled by NBD upon the expiration of the existing licenses. The agreement with NBD expires in January 2008.

COST STRUCTURE

Our most significant costs and cash expenditures relate to acquiring content for exclusive distribution and, more recently, the funding of content production or co-production for exclusive distribution. Agreements to acquire programming typically come in the form of either an exclusive license agreement, where we pay royalties for the exclusive distribution rights, or an exclusive distribution agreement, where we generally receive distribution fees and pay net profits after recoupment of our upfront costs. We generally base our offers of advances against future royalties (or, for distribution agreements, advances against future net profit payments and in many cases production funding) on the expected success of a title’s performance at retail, actual cost of the production, and competition for the title’s exclusive distribution rights.

Upon entering into a typical exclusive license agreement, we pay, in advance, royalties which normally become due to the content supplier 45 days following the quarter which the sale of DVD, CD, UMD and VHS units of the title to our retail customers has occurred. Royalties are contractually expressed as a percentage of net revenues. Upon our recoupment of the advance, we pay the content supplier royalty overages at the same rate. If we do not recoup our initial advance by the end of the agreement’s term, the content supplier receives no additional royalties but is not typically liable for reimbursement of our unrecouped advance. Royalty advances may be used by the content supplier to actually produce the content in cases where the content has not yet been created. Under these exclusive license agreements, we are responsible for manufacturing, packaging, menu design, authoring and compression, package design and layout, selling, marketing and distribution expenses, and sometimes for music publishing in the case of music-related DVDs and CDs.

Under a typical exclusive distribution agreement, we may pay upfront fees, which are expressed as advances against future net profits, or we may pay for the cost of the content’s production in advance. Our net profits for these deals usually take the form of our distribution fee which is deducted first. Any remaining net profits after we recoup our incurred costs and additional costs such as the cost of the content’s production are generally paid to the content supplier. We may also split any remaining net profits with the content supplier according to contractual percentages. If net profits are not achieved, the content supplier receives only the production costs or distribution fees advanced, if any. Again, we recoup our incurred costs before any net profit disbursement is made to the content supplier.

In addition to advances, upfront fees and production costs, the other significant costs we incur are for:

•                  DVD and CD replication

•                  packaging

•                  advertising, promotion, and market development funds provided retail customers

•                  domestic shipping costs from self-distribution of exclusive content

•                  personnel costs

•                  music publishing on exclusive music-related DVD and CD titles

Our financial focus is on achieving long-term, sustainable growth and profitability. We also seek to improve our cash flow position in order to continue licensing, or entering into exclusive distribution agreements for, high quality DVD and other entertainment content and funding operations.

COMPETITION

When acquiring exclusive content distribution rights, we continue to face increasing competition from:

•                  Special Market Divisions of the Major Motion Picture Studios

•                  Sony/Columbia Tri-Star (which recently purchased MGM)

•                  Disney

•                  Dreamworks

•                  Fox

•                  Paramount

•                  Universal

•                  Warner

•                  Mini-Majors

•                  Lions Gate

•                  Miramax

•                  New Line

•                  Major Music Labels

•                  Sony BMG

•                  Capital/EMI

•                  Universal

•                  Warner Music Group

•                  Independent Music Labels

•                  Independent DVD and CD Content Suppliers

For limited retail shelf space, we also continue to face increasing competition from:

•                  major motion picture studios

•                  independent DVD and CD suppliers

•                  major and independent music labels who offer DVD content

•                  other home entertainment providers

Besides limited retail shelf space, we also face competition for retailer “open to buy” dollars, which are the purchasing budgets that retailers allocate to purchase new release or catalogue titles.

Competition for Content

We face increasing competition from other independent distribution companies, major motion picture studios and music labels in securing exclusive content license and distribution rights. As DVD player-household penetration increases (through increasing sales of stand-alone DVD players and DVD-based video game player systems) and as retail shelf space for home video formats increases, more and more companies view DVD licensing and distribution as an attractive business. Many, including New Line, Lions Gate, Navarre Corporation, and several of the major studios, are expanding or launching efforts in the DVD licensing market, sometimes in the form of direct-to-video motion pictures. Because the home video rights to most newly released and catalogue motion pictures are already owned by the major studios, the market for high-profile DVD content to an independent supplier is limited. Moreover, the market for available high-profile music-related DVD content is also limited as major and independent record labels continue to increase the number of music-related titles released on DVD through their own labels.

In light of the increase in demand and limitation in supply, obtaining quality DVD content at reasonable prices has become more challenging. Our internal analyses and forecasts, which are designed with the goal of timely advance recoupment, attempt to limit the upfront advances against future royalties or, for distribution agreements, production and net profit payments we are willing to pay to secure content rights. Accordingly, we may not be able to remain competitive against advance offers from competitors who may at times be willing to pay larger advances. This challenge is compounded when competitors who lack broad expertise in the field of DVD licensing occasionally offer advances or other terms for content which we believe to be unrealistic based upon our own internal forecasts and historical experience in a particular genre. Although such unrealistic offers might have adverse effects on these competitors’ businesses in the medium- and long-term, the short-term effect appears to be an artificial inflation in content valuations, which effectively decreases the availability of quality content. Additionally, as we see more and more opportunities for higher-profile content, we are increasingly finding ourselves in competition with major motion picture studios, the “mini-majors” and major music labels, who tend to have greater financial resources and the ability to offer higher advances by leveraging their market power (including significant influence on retailer shelf space allotment) with retailers in order to obtain larger quantities of product purchases.

We believe that we will continue to compete successfully in obtaining exclusive rights to home entertainment content. This is due in large part to our ability to offer an array of other assets to our program suppliers, including:

•                                          the high quality of expertise and the service our employees provide

•                                          our superior, long-standing reputation within the home entertainment industry and our status as a public company which is particularly helpful when competing against private independents

•                                          our status as an independent which allows freedom from the major labels, more creative control to the content creator, comparatively fewer obstacles in content creation, marketing and distribution, and comparatively simpler accounting for royalties and net profits to the supplier

•                                          our notable ability to obtain and sustain ongoing relationships with valuable suppliers of entertainment programming

•                                          the quality of our finished titles

•                                          our specialized marketing expertise in areas such as comedy, urban, Latin, music-related, Broadway and special interest titles

•                                          our wide-ranging in-house services

•                                          our direct and long-standing relationships with mass merchants and traditional and online retailers of entertainment titles

Competition for Retail Shelf Space

Our exclusive content competes for a finite amount of shelf space against a growing supply of entertainment content from other suppliers. New DVD releases often exceed 200 titles a week. We believe this competition can be especially challenging for independent labels like us, because the new DVD releases of major studios often have extremely high visibility and sales velocity in the millions of units, which typically require more shelf space to support.

In light of the impact of major studio releases, our expenses with respect to providing market development funds and cooperative advertising dollars to our retail customers for items such as in-store displays and store circulars continue to increase, even as the availability of these opportunities continues to decrease. This selling of shelf real estate, whether real or virtual, is becoming more expensive as the total number of DVD releases continues to grow. With the exception of our more popular new titles and top-selling catalogue titles, it can be a challenge to obtain the product placement necessary to maximize sales, particularly among the limited number of major retailers that are our core customers.

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

Competition for Retailer Open to Buy Dollars

We compete with other content suppliers for limited open to buy dollars allocated by retailers to purchase new release or catalogue DVD and CD titles. Open to buy dollars are becoming more scarce for independents like us, since such dollars are often devoted to high-profile new releases from major studios, particularly during the holiday season. Reduced wholesale DVD pricing instituted by the major studios and labels, coupled with their ongoing catalogue campaigns and marketing muscle, has also increased competition for open to buy dollars. Most studios and labels are subsidiaries of much larger media conglomerates that have financial resources far greater than ours.

We believe that titles from an independent content supplier like us continue to be attractive to retailers because of the gross margins retained by the retailers from the sale of independent titles. In contrast, there is a great deal of pricing competition among retailers for the new release theatrical blockbusters, as such major hits are often advertised as loss leaders to bring in retail traffic. We do not sell new release major studio titles, and our titles are typically sold at a lower discount to the consumer by the retailer.

Increasing Competition

As our industry matures, with DVD set-top and DVD game player penetration of U.S. television households having exceeded 70% at the close of calendar 2004, and new retail space being allocated for DVD programming, the competition level will continue to rise. The major studios remain consistent and prolific in their ability to bring new theatrical titles to retailers. They have large libraries of content to release on DVD. New independent suppliers are continually emerging, further adding to the competition. The additional promotional opportunities and open to buy dollars may be severely compromised by the new major theatrical programming, new independent suppliers and the vast catalogues of content controlled by the major studios.

INDUSTRY TRENDS

According to Adams Media Research (Hollywood Aftermarket report dated February 28, 2005), DVD set-top penetration of television households reached 64.4% through December 31, 2004, excluding DVD game players, with 71.3 million of 110.7 million television households having at least one DVD player. Adams Media expects this penetration to reach 90.2% within the next 5 years. This represents an estimated 8.5% annual compound growth rate in DVD set-top player households. Additionally, Adams Media estimates that DVD game player households without a set-top DVD player reached a penetration level of 8 million, or 7.2% of television households, through December 31, 2004. They expect this number to decline to 2.5 million, or 2.1% of television households, within the next 5 years.

According to Adams Media (Hollywood Aftermarket report dated January 31, 2005), consumer DVD sell-through spending increased 27.3% to $15.4 billion in 2004, from $12.1 billion in 2003. Consumer DVD sell-through spending is expected to grow 51.9% to $23.4 billion through 2009, a compound annual growth rate of approximately 9%. Net supplier revenue from DVD sell-through was $12.6 billion in 2004, up 27.3% from $9.9 billion in 2003. Net supplier revenue from DVD sell-through is expected to grow 46% to $18.4 billion through 2009, a compound annual growth rate of approximately 8%. Annual DVD disc buys per DVD set-top household were 15.8 discs in 2004, at an average price of $15.01 per disc, slightly higher than 15.5 discs per household in 2003, at a lower average price than

2003’s $16.16 per disc. VHS sell-through consumer spending, on the other hand, continues to decline rapidly, down 48% from $2.3 billion in 2003 to $1.2 billion in 2004.

We believe the recent popularity of television content on DVD illustrates the consumer appetite for non-feature DVD content. Non-feature DVD content is our primary focus in light of our diverse array of general and specialty content. Adams Media reports (Hollywood Aftermarket report dated February 28, 2005) that the new release and catalogue feature market share is shrinking in favor of non-feature video. In 2002, 82% of total sell-through video revenues were new release and catalogue features, with 18% representing non-feature categories. In 2004, 74% were features while non-features grew to 26%, with the largest growth being in TV on DVD.

As evidenced by our selling patterns, mass merchants, warehouse-style retailers, Internet retailers and DVD distributors are growing their DVD revenues at the expense of traditional mall-based and stand-alone DVD-only retailers. The overall economic climate and the uncertainty surrounding some retailers’ efforts to reorganize or restructure their businesses may lead to an increased risk of customer bankruptcy within the DVD retail space as well as an increased percentage of product returns to us. Product returns as a percentage of sales have increased over the past three years, from 16% in fiscal year 2003, to 19% and 21% in fiscal years 2004 and 2005, respectively. In particular, DVD retailers who also specialize in CD sales are becoming increasingly vulnerable to mounting pressure from warehouse-style and online discounters, who now routinely offer CDs for sale, and from illegal downloading of music from the Internet and other music piracy. Many CD retailers have tried to reduce the impact of these downward pressures by also selling DVDs, video games and other merchandise. Nevertheless, reorganizations and restructurings, as well as a significant number of store closures among CD retailers, appear to support an industry trend toward consolidations and reductions within the retail space, including retail space dedicated to DVD.

Our DVD and CD revenues from mass merchants and warehouse-style retailers have increased. The larger retailers typically return titles which do not meet their internal minimum sales velocities. To save costs, other retailers with multiple retail locations return titles with low sales velocities in a particular store back to their vendors, like us, and reorder the same titles for sale in a different retail store. To save the costs of returns processing at their own distribution centers, retailers generally require their vendors incur such costs. This practice has contributed to our higher returns percentage in recent years. We believe that the DVD and CD return rates experienced by major studios and record labels are substantially higher than our return rates, due to the sheer volume of big-budget theatrical and audio new releases sold into retail.

The typical DVD buying consumer has largely shifted from a catalogue programming-focused early adopter to a mass market buyer driven by high-profile, big-budget theatrical films. Both major studio and independent DVD suppliers now see that the primary drivers of revenues are new releases, which generate both retail and consumer interest and also help drive the sale of catalogue programming. We have a diverse catalogue of content, and according to DVD Release Report Revised 5/4/05, we are the second-largest source for music on DVD, behind only the recently merged Sony BMG library, with 546 titles in active release, and the top source for special interest programming on DVD with 512 titles in active release. We typically add an average of 35 new DVD titles per month, with content spanning over many genres, to our current catalogue of over 2,800 active DVD titles. In addition, we typically add an average of five new CD titles per month, and our current active catalogue contains over 175 audio titles. Sales of our catalogue titles are affected by the strength of our new releases, continued customer demand and the availability of retail shelf space and retailer open to buy dollars.

TRADEMARKS

We have obtained federal registrations of the trademarks “Image,” “Image Entertainment,” the Image Entertainment logo, and “Image Music Group,” and have filed a federal trademark application for “Egami Media.” It is our policy to protect and defend our trademark rights.

EMPLOYEES

As of June 2, 2005, we had 197 full-time employees and four part-time employees employed by us, two full-time employees employed by Egami Media, and two full-time employees employed by Image UK. Nine of our employees, including all of our executive officers and senior vice presidents, are covered by employment agreements, with the remainder being at-will employees.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

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

Risks Relating to Our Business.

We Have a High Concentration of Sales From Relatively Few Titles. Our top five fiscal 2005 new release exclusive titles (DVD Larry the Cable Guy: Git R Done, DVD Ron White: They Call Me Tater Salad, CD The Source Presents Hip Hop Hits 9, DVD Bill Engvall: Here’s Your Sign, and DVD Jeff Foxworthy: You Might Be a Redneck If…/ Check Your Neck) accounted for approximately 21% of our fiscal 2005 net revenues. Our top ten fiscal 2005 new release exclusive titles accounted for approximately 29% of our fiscal 2005 net revenues. Although catalogue sales of these titles continue to be relatively strong, sales for these titles nevertheless have decreased over time and will probably continue to do so until our rights expire, such as with our former perennial best-seller Eagles: Hell Freezes Over (worldwide net revenues from the sale of this Eagles title during fiscal 2005 were $2,982,000), for which our sell-off rights expire on June 30, 2005. Net revenues from new release DVD titles, where a new release title is defined as released during fiscal 2005, accounted for approximately 65% of fiscal 2005 net DVD revenues and net revenues from catalogue DVD titles, where catalogue is defined as a title first released in a previous fiscal year, accounted for approximately 35% of fiscal 2005 net DVD revenues. Revenues from new release and catalogue DVD titles accounted for approximately 58% and 42% of fiscal 2004 net DVD revenues, respectively. If we cannot acquire titles of equal or greater strength and popularity, our future net revenues would be negatively impacted.

We Have a High Concentration of Sales to Relatively Few Customers. Anderson Merchandisers (who supplies Wal-Mart), Best Buy and AEC One Stop Group together accounted for approximately 39% of our net revenues for the year ended March 31, 2005. Additionally, our top five retail customers accounted for over 50% of our fiscal 2005 net revenues. Any combination of these customers filing for bankruptcy or significantly reducing their purchases of our programming would have an adverse effect on our financial condition, results of operations and liquidity. Our top 25 retail customers accounted for approximately 86% of our fiscal 2005 net revenues. We are not an exclusive supplier to any of our retail customers, and there is no guarantee that we will continue recognizing significant revenue from sales to any particular customer. If we are unable to maintain the sale of our titles at their current levels to any these five customers, and are unable to find other customers to replace these sales, there would be a negative impact on our revenues and future profitability.

We Have Extended More Favorable Payment Terms to Our Customers, Which Increases Our Credit Risk. We created a fourth quarter catalogue sales program which included the offering of net 120, 150 and 180 day payment terms, rather than our customary net 60 to 75 days, on specific catalogue orders from retail customers who chose to participate in the program. In addition, we offered discounts of three to five percent, a standard practice for us on particularly large catalogue sales orders, on these extended dating purchases. Our extended payment terms allowed some of our customers — most notably AEC One Stop, Critic’s Choice, Ingram, Musicland and Trans World Entertainment — to expand the size and breadth of what they would have purchased otherwise. Nevertheless, the extended payment terms increase the risk of larger outstanding accounts receivable, which may become uncollectible or less collectible in the event any of these customers file for bankruptcy. The catalogue sales program also increases the risk that participating customers will order fewer catalogue titles from us in upcoming quarters.

The Risks Inherent in Our Strategic Alliances Could Have a Material Adverse Affect on Our Business. We have co-production deals in place with Dark Horse Entertainment and ContentFilm, and we plan to continue our strategy of developing key alliances with other third party content producers. We will rely on our co-producers to develop and produce films. Particularly when produced by independent filmmakers, each film is a separate business venture with its own management, employees, equipment and budgetary requirements. There are substantial risks associated with film production, including contract problems with, or disability of, directors, actors and other key artistic and technical personnel, weather and other delays, damage to sets, equipment or film, and the inability of production personnel to comply with budgetary or scheduling requirements. Such problems could materially increase the cost of production, increase the amount of time between our expenditure of funds and receipt of revenues, or cause the project to be abandoned at any stage if further expenditures do not appear commercially feasible. Accordingly, there is no assurance that we will be successful in our strategic alliances, and any failure of our present and future alliances to produce commercially viable content at an acceptable cost could have a material adverse effect on our business. Additionally, there is no assurance that we will be able to find further desirable strategic alliances as we continue pursuing new co-production deals and similar relationships.

If Our Current DVD and CD Genre Concentrations Become Unpopular With Our Retail Customers and End Consumers, Our Business May Be Adversely Affected. During fiscal 2004, our DVD title genre concentration was heavily weighted toward music-related DVD programming. We were successful in our fiscal 2005 efforts to diversify our exclusive content into multiple DVD genres and grow our revenues in the CD format. Approximately 23%, 18% and 13% of our domestic net revenues generated in fiscal 2005 were derived from sales of exclusively produced/acquired comedy, television- and music-related DVD entertainment content, respectively, with the remaining 46% spread over multiple special interest genres. This compares to an approximately 24% concentration in music-related DVD content in fiscal 2004 with the remainder spread among special interest genres. During fiscal 2005 we were able to grow our audio business to over 10% of our total net revenues, compared to approximately 7% in fiscal 2004, further diversifying the source of our revenues. We cannot assure you that we will be able to compete successfully to continually produce and/or acquire content in the same genres, however, or that we will achieve the same strength within the genres with which we were successful in fiscal 2005. If we cannot compete successfully in the home entertainment market for higher-profile DVD and CD content, our business may be adversely affected.

We May Need Additional Funding to Continue Acquiring Desirable Programming. Availability of working capital is a substantial factor in our ability to produce and/or acquire new content. Therefore, maximizing available working capital is critical to our business operations. We may need to raise additional funds to acquire the rights to content or to create content we find desirable. Should additional funds be raised through the issuance of equity or convertible debt securities, the percentage ownership of our existing stockholders may be reduced. If adequate funds are not available or unavailable on acceptable terms, we may find we are unable to fund expansion, continue offering products and services, take advantage of acquisition opportunities, develop or enhance services or products, and/or respond to competitive pressures in the industry.

Inventory Obsolescence Poses a Risk to Us. We maintain a substantial investment in DVD and CD inventory, and if we overestimate the demand for a particular title, we may retain significant quantities of that title in our warehouse. Retained inventory occupies valuable storage space and may become obsolete as our distribution term for the title expires. Although we may sell such inventory at a steeply discounted price toward the end of the distribution term in order to recoup our manufacturing, storage and other costs, there is no guarantee that a market will exist for a given title, even at the steeply discounted price. Additionally, our license and/or distribution agreements sometimes contain terms, such as minimum royalties per unit and music publishing fees, which effectively prevent us from steeply discounting the price on some titles.

We Face Risks Associated with Deluxe’s Performance Under Our Manufacturing Services Agreement. We source substantially all of our DVD replication from Deluxe. Any failure of Deluxe to manufacture and deliver our product in a timely manner and with the same consistent quantity and quality that we and our customers have come to expect may adversely affect our revenues and profits. Additionally, although we believe we have the ability to shift our product manufacturing from Deluxe to another facility should the need arise; we may be adversely affected by the period of time that we would need to direct manufacturing duties to another company.

We Face Risks in Distributing Our Programming Internationally. We distribute our programming internationally and derive a decreasing percentage of our revenues from sales activity outside of North America. As a result, our business may be subject to various risks inherent in international trade, many of which are beyond our control. Risks faced in distributing our programming internationally include: cancellation or renegotiation of contracts, changes in laws and policies affecting international trade (including taxes), credit risk, fluctuating foreign exchange rates and controls, civil strife, acts of war, guerilla activities, insurrection, terrorism, changing retailer and consumer tastes and preferences with regard to our programming, differing degrees of protection of our intellectual property, cultural barriers, and potential instability of foreign economies and governments.

The Majority of International Revenues Are Generated By Three Sublicensees. Revenues generated from international distribution are primarily from the manufacturing, marketing and distribution efforts of Sony BMG, Warner Music Group and, in the future, Digital Site. Should any of Sony BMG, Warner or Digital Site default on their respective sublicense agreements with us or fail to successfully perform, an important part of our business strategy, financial condition, results of operations and cash flows would be negatively impacted.

We Have Direct and Indirect Foreign Currency Exchange Risk. Although our Sony BMG and Digital Site sublicense agreements are U.S. Dollar denominated, with these parties reporting to us and paying us in U.S. Dollars, the underlying Sony BMG sales transactions are in Euros and the underlying Digital Site sales transactions are in Yen. On June 1, 2005, the Euro was equivalent to approximately U.S. $1.23 and the Yen was equivalent to approximately U.S. $0.009214. Should the U.S. Dollar strengthen compared to either the Euro or the Yen, our sublicensors’ reported royalties to us on a title-by-title basis and in the aggregate would decline (assuming consistent unit sales) and thus reduce our revenues recognized.

We Have an Accumulated Deficit and May Incur Additional Losses. While we were profitable for fiscal 2005, we sustained net losses for the three preceding fiscal years ending March 31, 2004. Our accumulated deficit at March 31, 2005, was $9.5 million. While we have made changes to our business that we hope will successfully lead to consistent profitability, due to the inherent unpredictability of high-profile content acquisition and competition for limited retail shelf space, we may incur losses again in the future.

If We Cannot Maintain Relationships with Our Program Suppliers and Vendors, Our Business May Be Adversely Affected. We receive a significant amount of our revenue from the distribution of those DVDs for which we already have exclusive agreements with program suppliers. We can give no assurances, however, that titles in production which have been financed by us will be timely delivered as agreed or of the expected quality. Delays or inadequacies in delivery, including rights clearances, could negatively impact the performance of any given quarter or fiscal year. We can give no assurance that such content will ultimately be purchased in internally forecasted quantities by our retail customers or ultimately desired by the end-consumer. We also cannot be sure that we will be able to renew these exclusive rights as existing agreements with program suppliers expire. We also cannot assure you that our current program suppliers will continue to support the DVD format in accordance with our exclusive agreements, that our current content suppliers will continue to license titles to us on the current terms or on terms favorable to us, or that we will be able to establish new beneficial supplier relationships to ensure acquisition of exclusive titles in a timely and efficient manner.

The Full Exploitation of Our Rights Requires Us to Conduct Business in Areas Where Our Expertise Is Limited. In order to fully exploit some of the rights we have acquired, we are required to conduct business in sectors (e.g. Internet, rental, broadcast, video on demand, in-flight, satellite) where we are not as experienced as we are in the DVD and home video sectors. Accordingly, when exploiting such sectors in which we are less experienced, we may realize a greater proportion of costs, or we may not realize as much of a proportion of revenue, as we would in the DVD and home video sectors.

If We Do Not Effectively Implement Our Sales and Marketing Efforts, Our Profitability May Suffer. We have increased our internal sales staff in order to enhance our sales efforts. We cannot assure you that our sales team can successfully compete against the more extensive and well-funded sales operations of our current and future competitors, however.

If Our Key Personnel Leave Us, Our Business May Be Adversely Affected. Our success greatly depends on the performance of our executive management, including the President and Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, as well as our five senior vice presidents responsible for the critical areas of content acquisition, legal, marketing & product development, operations, and sales. The loss of the services of key persons of our executive and senior management could have an adverse material effect on our operating results and financial condition.

If We Do Not Successfully Optimize and Operate Our Warehouse and Distribution Facility, Our Business Could Be Harmed. Domestic wholesale distribution of our exclusive programming is fulfilled from a single warehouse and distribution facility in Las Vegas, Nevada. If we are unable to operate this facility for any reason, it could significantly limit our ability to meet customer demand. Because it is difficult to predict sales increases or declines, we may not manage our facility in an optimal way, which may result in excess inventory, warehousing and distribution problems. Our failure to handle inventory properly could result in unexpected costs, delays and harm to our business and reputation.

Occurrence of Events for Which We Are Not Insured May Adversely Affect Our Business. We maintain insurance to protect ourselves against various risks related to our operations. This insurance is maintained in types and amounts that we believe to be reasonable depending upon the circumstances surrounding each identified risk. However, we may elect to limit coverage or not to carry insurance for some risks because of the high premiums associated with insuring those risks or for various other reasons. For example, we do not carry earthquake insurance in light of the steep increase in premiums in Southern California after the Northridge earthquake on January 17, 1994. Occurrence of events for which we are not insured may affect our cash flows and overall profitability.

Risks Relating to Our Industry.

Our Success Depends on the Unpredictable Commercial Success of Our Programming. Operating in the entertainment industry involves a substantial degree of risk. Each music performance, feature film or other programming title is an individual artistic work, and unpredictable audience reactions primarily determine commercial success. The commercial success of a title also depends upon the quality and acceptance of other competing programs or titles released into the marketplace, critical reviews, the availability of alternative forms of entertainment and leisure activities, general economic conditions and other tangible and intangible factors, all of which are subject to change and cannot be predicted with certainty. Our success will depend in part on the popularity of our content which, in turn, depends on our ability to gauge and predict expected popularity. Even if a film achieves success during its theatrical release, the popularity of a particular program and its ratings may diminish over time, which may have a material adverse affect on our business, results of operations or financial condition. Timing and timeliness are also sometimes relevant to a program’s success, especially when the program concerns a recent event or historically relevant material (e.g. an anniversary of a historical event which focuses media attention on the event and accordingly spurs interest in related content).

Decreasing Retail Shelf Space May Limit Sales of Our Programming. We face increasing competition from major motion picture studios, music labels and other independent distribution companies for limited retail shelf space and retailer open to buy dollars. Our exclusive content competes for a finite amount of shelf space against a growing supply of entertainment content. Because the new DVD releases of major studios often have extremely high visibility and sales velocity in the millions of units, which typically require more shelf space to support, we may not be able to afford or obtain the product placement necessary to maximize sales, particularly among the limited number of major retailers that are our core customers, which could result in decreased revenues and gross margins. See “Competition” above.

If We Do Not Effectively Implement a Transition to Vendor Managed Inventory, Our Business May Be Adversely Affected.  Larger retailers are starting to move toward a Vendor Managed Inventory (VMI) system whereby independent suppliers like us would be responsible for monitoring, stocking and fulfilling directly to individual retail stores and outlets.  We currently have one major customer who is requiring VMI in the near future, and other customers are likely to follow suit.  The first target date for VMI compliance for music DVD and CD is August 2005, and target dates for other categories of DVD are expected to be later in 2005 or 2006.  While we currently expect to have a VMI system in place to test in late 2005 or early 2006, with full implementation projected a few months thereafter, we may not be able to do so in a timely and effective manner.  Also, the corresponding expense to upgrade our existing Oracle system, add a VMI Oracle module, plus associated training and consulting costs, are presently unknown.  Failure to implement VMI in a timely manner could result in decreased opportunities for shelf space or decreased margins, and may require us to sell to VMI customers indirectly through third-parties who have already implemented VMI.  While we should be able to add other customers without significant additional costs or time once we implement VMI, there can be no assurance this will be the case, and VMI implementation may require additional freight charges as inventory is sent directly to retail stores and outlets in smaller packages with greater frequency.

We May Not Be Able to Keep Pace with Technological Advances. The entertainment industry in general, and the music and motion picture industries in particular, are continuing to undergo significant changes, primarily due to technological developments. As an independent supplier, we believe we have a superior ability to adapt to changing formats and distribution methods, as we did when shifting our focus from laserdiscs to DVDs, and that our customer base will continue to purchase programming from us through new distribution methods. However, because of the rapid growth of technology, shifting consumer tastes and the popularity and availability of other forms of entertainment, it is impossible to predict the overall effect these factors could have on potential revenue from, and profitability of, distributing entertainment programming. It is also impossible to predict the overall effect these factors could have on our ability to compete effectively in a changing market.

Product Returns Pose a Significant Risk to Us. As with the major studios and other independent companies in this industry, we experience a relatively high level of product returns as a percentage of our revenues. Although our past experience indicates that our allowances for sales returns are adequate to cover potential returns, there can be no assurance that these reserves will be adequate in the future, in the case of consolidation within the home video retail marketplace which, when it occurs, tends to result in inventory consolidation and increased returns.

Illegal Piracy May Reduce Our Revenues. The music industry is facing a major challenge in the form of illegal piracy resulting from Internet downloading and/or CD recorders. This piracy has negatively affected industry revenues and profits. Although we currently derive only 10.2% of our revenues from audio CDs, we expect that our proportional revenues in this sector will increase. Additionally, DVD recorders are gradually gaining greater market penetration. According to In-Stat, the DVD recorder market, not including units connected to PCs, doubled in size in 2004 and is expected to grow 87% in 2005. They expect worldwide DVD recorders to grow from 9.4 million in 2004 to 67.7 million in 2009. As DVD recorders and high-speed Internet connections become more popular, and the storage capacity of personal computers increases, we may face greater piracy concerns with respect to our core DVD business.

Others’ Failure to Promote Our Programming May Adversely Affect Our Business. Decisions regarding the timing of release and promotional support of programming which we license and distribute are important in determining the success of a particular music concert, feature film or related product. We may not control the manner in which a particular artist, film or related product is marketed and promoted, and we may not be able to fully control our corresponding DVD or CD release. Although artists, record companies, studios and producers have a financial interest in the success of any such concerts or films distributed by us, any marketing or promotional decision or restriction by such persons may negatively affect the success of our titles. Additionally, the availability of retailer programs relating to product placement, co-op advertising and market development funds, and our ability and willingness to pay for such programs, are also important with respect to promoting our exclusive titles.

If DVD Cannot Compete Successfully with Other Formats of Home Entertainment, Our Revenues May Be Negatively Impacted. The DVD format competes with other formats of in-home entertainment, such as network, syndicated, cable and pay-per-view television and home satellite systems. The DVD format also competes with new and emerging technologies in the entertainment industry, such as entertainment programming on the Internet, video on demand, high-definition television, digital videotape and optical discs with greater storage capacity. While we are actively seeking to exploit these alternate home entertainment formats and emerging content delivery technologies, they nevertheless could negatively impact the overall market for our DVD sales, especially if we are unable to continue to adapt and exploit the development and advancement of such technology.

DVD Sales May Not Sustain the Same Level of Growth. We believe that consumer interest in the DVD format is due partly to interest in building the consumer’s personal DVD library of desired entertainment programming. Although our exclusive titles have generally shown stable sales over extended periods, as consumers build their DVD libraries, or with the introduction of new home entertainment formats, DVD sales may decline and adversely affect our operations. See “Industry Trends” above.

Decreasing Retail Prices for DVDs May Negatively Impact Our Revenues. The home entertainment programming market in which we compete is rapidly evolving and intensely competitive. Many of our competitors, including major studios, are increasingly offering programming, particularly DVD programming, at lower prices. They may be able to produce or secure content on more favorable terms and may be able to adopt more aggressive pricing policies than we are able to do. While we strive to improve our operating efficiencies and leverage our fixed costs so that we can afford to pass along these savings to our customers in the form of lower prices, the industry trend of lowering prices may, over time, lead to higher levels of competition and, therefore, lost sales, decreased profit margins or decreased overall revenues.

Conflicting High-Definition DVD Formats May Cause Inefficiencies. Currently, two major platforms are competing to become the dominant high-definition player, and recent talks to unify the platforms have been unsuccessful. The HD-DVD platform is purported to launch in late 2005, while the Blu-Ray Disc® platform is purported to launch in early-mid 2006. For many of our titles, we hold rights to both platforms, but simultaneously supporting both platforms will cause increased production costs and decreased efficiencies with respect to inventory management and sales. Moreover, competing platforms may cause a delay in high-definition player market penetration, and mainstream acceptance of high-definition DVD in general, as consumers may decide to wait and see which platform prevails before purchasing a player.

Our Film Production Efforts May Not be Financially Successful. Our co-produced films are more expensive to create than our DVD co-productions, and the time between our expenditure of funds and receipt of revenues is longer. While much of our programming is sold to retailers on a sell-through basis, the financial success of our filmed programming will depend on our ability to generate higher sales to retailers who primarily rent programming such as Blockbuster, Movie Gallery, Hollywood Entertainment (now a wholly-owned subsidiary of Movie Gallery) and Netflix, as well as to mass merchants such as Wal-Mart, Costco and Target. Our filmed programming may not ultimately be as desirable to our target customers as we would hope, which would lead to lower than expected sales, decreased profit margins or losses.

If We Cannot Continue to Secure DVD License and Distribution Rights, Our Business May Be Materially Adversely Affected. We cannot assure you that we will be able to continue to secure DVD and other license and distribution rights on terms acceptable to us. See “Competition” above. Major motion picture studios have normally not granted, nor are they expected to grant, exclusive DVD licenses to us for new releases and popular catalogue titles. Instead, the major motion picture studios will most likely continue to sell DVD titles directly to retailers. We expect to continue to license exclusive DVD and other home entertainment format content, but we cannot assure you that we can remain competitive against licensing entities with greater financial resources or that independent program suppliers will not distribute their programming themselves. In addition, our success will continue to be dependent upon our ability to identify and secure rights to exclusive content that appeal to consumers.

We May Not Possess Satisfactory Rights in Our Properties. Although we require satisfactory chain of title information to our exclusively licensed content, the risk exists that some programs may have a defective chain of title. The validity and ownership of rights to some titles can be uncertain and may be contested by third parties.

Our Results of Operations Fluctuate Based on Seasonality and Variability. We have generally experienced higher sales of DVDs and CDs in the quarters ended December 31 and March 31 due to increased consumer spending associated with the year-end holidays. Accordingly, our revenues and results of operations may vary significantly from period to period, and the results of any one period may not be indicative of the results of any future periods. In addition to seasonality issues, other factors have contributed to variability in our DVD and CD net revenues on a quarterly basis. These factors include:

•                                          the popularity of exclusive titles in release during the quarter;

•                                          late delivery or non-delivery of DVD or CD content or rights clearances by our content providers

•                                          our marketing and promotional activities;

•                                          our rights and distribution activities;

•                                          the availability of retailer shelf-space

•                                          the level of retailer open to buy dollars;

•                                          the extension, termination or non-renewal of existing license and distribution rights; and

•                                          general economic changes affecting the buying habits of our customers, particularly those changes affecting consumer demand for home entertainment-hardware, packaged media and digital content

Protecting and Defending against Intellectual Property Claims May Have a Material Adverse Effect on Our Business. Our ability to compete in the home entertainment industry depends, in part, upon successful protection of our proprietary and intellectual property. We protect our property rights to our productions through available copyright and trademark laws and licensing and distribution arrangements with reputable international companies in specific territories and media for limited durations. Despite these precautions, existing copyright and trademark laws afford only limited practical protection in some jurisdictions. In some jurisdictions of our distribution, there are no copyright and/or trademark protections available. As a result, it may be possible for unauthorized third parties to copy and distribute our productions or portions or applications of our intended productions.

In addition, litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity. Any such litigation could result in substantial costs and the resulting diversion of resources could have an adverse effect on our business, operating results or financial condition. From time to time, we may also receive claims of infringement of other parties’ proprietary rights. Regardless of the validity or the success of the claims, we could incur significant costs and diversion of resources in defending against such claims, which could have an adverse effect on our business, financial condition or results of operations.

Risks Relating to Our Stock.

Our Stock Price May Be Subject to Substantial Volatility, and You May Lose All or a Substantial Part of Your Investment. Our common stock is traded on the Nasdaq National Market. There is a limited public float (even after our recent private placement), and trading volume historically has been limited and sporadic. Over the last year, the closing price of our common stock ranged between $2.72 and $6.69 per share on volume ranging from 700 to over 2.2 million shares per day. As a result, the current price for our common stock is not necessarily a reliable indicator of our fair market value. The price at which our common stock will trade may be highly volatile and may fluctuate as a result of a number of factors, including, without limitation, the number of shares available for sale in the market, quarterly variations in our operating results, and actual or anticipated announcements of new releases by us or competitors, the gain or loss of significant customers, changes in the estimates of our operating performance, market conditions in our industry and the economy as a whole.

The Resale of Our Private Placement Shares May Significantly Impact the Market Price of Our Common Stock. In December 2004, we sold 2,904,763 shares of our common stock in a private placement. The effective registration and resale of shares by the purchasers in the placement may significantly affect the market price of our stock. We have 21,251,916 shares of common stock outstanding as of June 2, 2005. The shares sold in the offering represent approximately 13.7% of our currently outstanding shares. Assuming all of the warrants we issued in connection with the placement were exercised for cash of $5,145,000, we would have 22,036,200 outstanding shares of common stock, and the 3,689,047 shares in the offering would represent 16.7% of our outstanding shares. Because the shares were registered on behalf of the Selling Shareholders, we have no control over which of them will actually resell all or any portion of their shares, or at what price.

We May Incur Increased Costs as a Result of Laws and Regulations Relating to Corporate Governance Matters. Laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002 and rules adopted or proposed by the Securities and Exchange Commission and by NASDAQ, will result in increased costs to us as we evaluate the implications of any new rules and respond to their requirements.  If our public float exceeds $75 million at the end of our second fiscal quarter on September 30, 2005, we will become an accelerated filer and be subject to additional regulatory requirements, including Section 404 of Sarbanes-Oxley which would the require us to include in our annual report for the period ending March 31, 2006 a report by management on our internal control over financial reporting and an accompanying auditor’s report.  The additional costs and efforts to do so could be substantial.  If we remain a non-accelerated filer, we will not have to comply until March 31, 2007.  New rules could make it more difficult or more costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers. We cannot predict or estimate the amount of the additional costs we may incur or the timing of such costs to comply with any new rules and regulations.

Any Future Sales of Equity May Significantly Impact the Market Price of Our Common Stock. Future sales of substantial amounts of our common stock, including shares that we may issue upon exercise of outstanding options and warrants, could adversely affect the market price of our common stock. Further, if we raise additional funds through the issuance of common stock or securities convertible into or exercisable for common stock, the percentage ownership of our stockholders will be reduced and the price of our common stock may fall.

ITEM 2.                 PROPERTIES

Our headquarters are located in Chatsworth, California and consists of approximately 62,000 square feet on one floor of a multi-tenant building. The monthly rent is $1.26 per square foot, on a gross basis, or approximately $78,000 per month, and increases approximately 3% annually. The office lease has an initial 10-year term with two five-year options. The lease started on July 1, 2004, upon completion of approximately $1.5 million in tenant improvements. Substantially all of the tenant improvement expenses were borne by the landlord. Although a base level of operating expenses is included in the rent payment, we will be responsible for a percentage of actual annual operating expense increases capped at 5% annually.

We also lease our 76,000 square foot warehouse and distribution facility located in Las Vegas, Nevada. The monthly rent is approximately $39,000, subject to annual adjustment based on increases in the consumer price index, and the lease will terminate on November 4, 2012. In addition, we lease approximately 4.07 acres of adjacent vacant land in the event we need to expand our current warehouse and distribution facility. The monthly rent is approximately $9,000 and the lease will terminate on November 4, 2007. Beginning in January 2004, we leased an additional 10,000 square foot warehouse storage space in Las Vegas, Nevada for a monthly rent of approximately $5,000 for a term of two years.

Image UK leases approximately 500 square feet of business space in London inside the offices of ContentFilm plc, located at 19 Heddon Street 3rd Floor, London W1B 4BG. Image UK currently pays £7,500 (approximately $14,000) per quarter in rent to ContentFilm, which includes a prorated share of utilities and use of ContentFilm’s common areas. The lease is terminable upon 90 days notice by either party. Image UK also leases a residential apartment in London for £720 per week, but this lease terminates on July 15, 2005 and will not be renewed.

We believe that our current office and warehouse space is adequate to meet our needs, and that additional facilities will be available for lease, if necessary, to meet our future needs.

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

ITEM 4.                 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

Executive officers serve at the pleasure of our board of directors. There is no family relationship between any executive officer or director. The following table sets forth information regarding our executive officers at June 1, 2005:

Executive Officer	Age	Position & Background

Martin W. Greenwald	63

Chairman of the Board, Chief Executive Officer and President since April 1981. Mr. Greenwald is a 1964 graduate of Fairleigh Dickinson University. Mr. Greenwald has served as a board member of the Permanent Charities Committee of the Entertainment Industries, an umbrella organization which coordinates charitable contributions from the entertainment industries.

David A. Borshell	40

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

Jeff M. Framer	44

Chief Financial Officer since April 1993; Controller from September 1990 to March 1993. Mr. Framer was a Senior Manager, KPMG LLP, from July 1989 to September 1990; and a Manager, KPMG LLP, from July 1988 to June 1989. Mr. Framer received his B.S. in Business Administration and Accounting Theory and Practice from California State University at Northridge in 1984. Mr. Framer is a Certified Public Accountant.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on The NASDAQ National Market® under the symbol DISK. The table below presents the quarterly high and low closing prices on the NASDAQ during the past two fiscal years.

Fiscal Year Ended March 31, 2005	High	Low
Quarter ended June 30, 2004	$3.950	$2.720
Quarter ended September 30, 2004	$4.140	$3.590
Quarter ended December 31, 2004	$6.480	$4.230
Quarter ended March 31, 2005	$6.690	$5.280

Fiscal Year Ended March 31, 2004	High	Low
Quarter ended June 30, 2003	$2.340	$1.860
Quarter ended September 30, 2003	$3.140	$2.200
Quarter ended December 31, 2003	$4.980	$2.750
Quarter ended March 31, 2004	$4.040	$2.720

As of June 2, 2005, there were 1,292 holders of record of our common stock. As of May 3, 2005, we estimate there were 4,377 beneficial owners of our common stock.

We have never paid a cash dividend on our common stock and we presently intend to retain any future earnings for business development. In addition, we are party to loan agreements which prohibit our payment of dividends.

ITEM 6.                 SELECTED FINANCIAL DATA

The selected financial data presented below was derived from our consolidated financial statements and should be read in conjunction with the financial statements, the notes thereto and the other financial information included therein.

	Years Ended March 31,
(In thousands, except per share data)	2005		2004	2003	2002	2001
Statement of Operations Data:
Net revenues	$118,383		$84,840	$86,929	$76,135	$83,147
Operating costs and expenses	112,380	(1)	85,106	82,924 (4)	72,797 (6)	74,576
Earnings (loss) from operations	6,003		(266)	4,005	3,338	8,571
Interest expense, net	665		818	1,359	1,711	1,629
Other expense (income)	49		(213)	698	192	(289)
Earnings (loss) from continuing operations before income taxes	5,289		(871)	1,948	1,435	7,231
Income tax expense (benefit)	162	(2)	6,244 (3)	1,306 (5)	562	(2,981	)(7)
Earnings (loss) from continuing operations	5,127		(7,115)	642	873	10,212
Loss from discontinued operations	—		2,441	1,096	1,068	1,780
Earnings (loss) before cumulative effect of accounting change	5,127		(9,556)	(454)	(195)	8,432
Cumulative effect of accounting change	—		—	(3,766)	—	—
Net earnings (loss)	$5,127		$(9,556)	$(4,220)	$(195)	$8,432
Earnings (loss) per share:
Continuing operations
Basic	$.27		$(.39)	$.04	$.06	$.63
Diluted	$.26		$(.39)	$.04	$.06	$.60
Discontinued operations
Basic	$—		$(.13)	$(.07)	$(.07)	$(.11)
Diluted	$—		$(.13)	$(.07)	$(.07)	$(.10)
Earnings (loss) before cumulative effect of accounting change
Basic	$.27		$(.52)	$(.03)	$(.01)	$.52
Diluted	$.26		$(.52)	$(.03)	$(.01)	$.50
Cumulative effect of accounting change	$—		$—	$(.22)	—	—
Net earnings (loss) per share:
Basic	$.27		$(.52)	$(.25)	$(.01)	$.52
Diluted	$.26		$(.52)	$(.25)	$(.01)	$.50
Weighted average shares outstanding
Basic	19,100		18,250	16,812	15,821	16,257
Diluted	19,912		18,250	17,002	15,898	17,637

(1)	Includes a $499,000 non-recurring noncash credit related to the discontinuation of our international distribution of DVDs through subdistributors.
(2)	Income tax expense reflects the use of NOLs against taxable income.
(3)	Income tax expense reflects establishing a valuation allowance against 100% of net deferred tax assets.
(4)

Includes the reduction to gross margin of $480,000 for estimated subdistributor returns and inventory write downs as a result of our transition from direct European distribution to European sublicense.

(5)	Includes a provision for a valuation allowance against deferred tax assets of $551,000 relating primarily to foreign tax credits.
(6)

Includes $1,818,000 in one-time noncash credit relating to the discontinuation of our laserdisc operations and a $696,000 write down of advance royalties, relating to a line of programming, to estimated fair value.

(7)	Income tax benefit reflects the elimination of the valuation allowance recorded against deferred tax assets.

	March 31,
(In thousands)	2005	2004	2003	2002	2001
Balance Sheet Data:
Total assets	$75,186	$64,132	$74,251	$81,898	$74,991
Total liabilities	33,353	41,797	42,586	49,390	42,516
Net shareholders’ equity	41,833	22,335	31,665	32,508	32,475

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read together with “Item 1.  Business,” “Item 6.  Selected Financial Data” and the consolidated financial statements, the related notes thereto and other financial information contained elsewhere in this report.

Forward-Looking Statements

This report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Other than statements of historical fact, all statements made in this report are forward-looking, including but not limited to statements regarding industry prospects, future results of operations or financial position, and statements of our intent, belief and current expectations about our strategic direction, prospective and future results.  In some cases forward-looking statements may be identified by words such as “will,” “should,” “expect,” “anticipate,” “believe,” “estimate,” “continue,” “future,” “intend” or similar words.  Forward-looking statements involve risks and uncertainties that are inherently difficult to predict, which could cause actual outcomes and results to differ materially from our expectations, forecasts and assumptions.  The following important factors, in addition to those discussed above, could affect our future results and could cause those results to differ materially from those expressed in such forward-looking statements:

•                                          changes in company-wide or business-unit strategies, which may result in changes in the types or mix of businesses in which the we are involved or choose to invest

•                                          changes in U.S. and global financial and equity markets, including market disruptions and significant interest rate fluctuations, which may impede our access to, or increase the cost of, external financing for its operations and investments

•                                          increased competitive pressures, both domestically and internationally, which may, among other things, affect the performance of our business operations and profit margins

•                                          changes in the mix of titles sold to customers and/or customer spending patterns

•                                          legal and regulatory developments that may affect the protection of intellectual property

•                                          the imposition by foreign countries of trade restrictions on motion picture or television content requirements or quotas, and changes in international tax laws or currency controls

•                                          technological developments that may affect the distribution of our products or create new risks to our ability to protect our intellectual property

•                                          changing public and consumer taste, which may among other things, affect the entertainment and consumer products businesses generally

All forward-looking statements should be evaluated with the understanding of inherent uncertainty.  The inclusion of such forward-looking statements should not be regarded as a representation that contemplated future events, plans or expectations will be achieved.  Unless otherwise required by law, we undertake no obligation to release publicly any updates or revisions to any such forward-looking statements that may reflect events or circumstances occurring after the date of this report.  Important factors that could cause or contribute to such material differences include those discussed in Item 1.  “Risk Factors That May Affect Future Results” and “Competition” above.  You are cautioned not to place undue reliance on such forward-looking statements.

Overview

Sources of Revenue

Our primary source of revenues continues to be derived from the acquisition and distribution of exclusive DVD content in North America, which accounted for over 84% of our overall net sales in fiscal 2005.  A growing source of revenues in fiscal 2005 is derived from the distribution of CD content in North America, which accounted for over 10% of our fiscal 2005 net revenues.

Internationally, we primarily receive royalty income from sublicenses with Sony BMG, Warner Music and Digital Site for the distribution of our exclusive DVD content.

Cost Structure

Our most significant costs and cash expenditures relate to acquiring content for exclusive distribution and, more recently, the funding of content production or co-production for exclusive distribution.  With the popularity of DVD growing, the cost of acquiring content for exclusive distribution is also growing.  Additionally, the cost of product placement, co-op advertising and market development funds provided to our retail customers continues to increase.

Competition

We continue to face increasing competition from major motion picture studios, music labels and other independent distribution companies:

(1)   to acquire exclusive content distribution rights

(2)   for limited retail shelf space

(3)   for retailer open to buy dollars

Home video rights to most motion pictures are owned by major studios and distributed directly to the large retail customers.  Record labels continue to increase their music-related titles released through their own labels, and other independent content suppliers are aggressively competing for non-major studio content.  Obtaining quality DVD programming at reasonable prices based upon internally forecasted sales is becoming more challenging.

Our exclusive content competes for a finite amount of shelf space, against a growing supply of entertainment content.  Available “open to buy” dollars allocated by retailers to purchase DVD and CD titles are becoming more scarce, since the majority of dollars are often devoted to high-profile new releases from major studios and major music labels.  We believe our expenses to provide market development funds and cooperative advertising dollars to our retail customers will continue to increase, and availability of opportunities will continue to be title dependent.  Internet retailers do offer virtual shelf space by virtue of being able to show far more titles through the Internet to the consumer than physical space allows and are a growing source of revenues for us.

Content Acquisition Strategy

Our content acquisition strategy has expanded to include genres such as:

•                  comedy

•                  television

•                  feature films

•                  urban

•                  youth culture/lifestyle

•                  Latin

We intend to maintain our focus on genres that have been successful in the past, as well as to seek out early trend opportunities in advance of mainstream acceptance in an effort to keep acquisition costs lower by bringing titles to market before spikes in demand, especially in growing genres such as urban and Latin.  We also have a successful track record of releasing classic television content on DVD, with our success on titles such as the original The Twilight Zone, The Richard Pryor Show, and The Dick Van Dyke Show resulting in new opportunities to release popular television shows such as cult favorite Pee-wee’s Playhouse, Combat, Saved by the Bell: The College Years and The New Class and The Twilight Zone: The 80’s.  We have also become a leader in comedy content on DVD after releasing successful comedy programs from recent Oscar winner Jamie Foxx; “Blue Collar” comedians Larry the Cable Guy, Ron White, Bill Engvall and Jeff Foxworthy (three of the four were produced by us), the Howard Stern show’s Artie Lange; and several branded comedy series including Jamie Foxx’s Laffapalooza.  Our success with comedy titles helped us recently acquire the rights to distribute “Just for Laughs,” an internationally-known Canadian brand with a deep and diverse library of gag and stand-up comedy content.

Our music-related DVD business continues to expand in an increasingly competitive market, with popular fiscal 2005 releases such as Ramones: Raw, the music documentary about the recording of the classic charity song We Are The World, Vans Warped Tour, and Doors of the 21st Century: L.A. Woman Live.  Fiscal 2006 DVD releases will include the Taste of Chaos concert tour, Hall and Oates: Live (featuring renditions of soul classics); Yes: 9012 Live, classic R & B group Mint Condition: Live, Chicago and Earth Wind & Fire: Live at the Greek, and Rockin’ The Corps: An American Thank You (a salute to our armed forces featuring live performances from Destiny’s Child, KISS, Ted Nugent, Godsmack, Richie Sambora and Hootie & the Blowfish).  Other new initiatives include the development of multicultural niches including Latin/Hispanic product such as Bienvenidos titles, Latinologues, La Lucha, and Ciudad Del Sol (Sun City).

We are also continuing to expand our sales of audio CD programming with titles such as The Source magazine’s branded compilation series Hip Hop Hits Volumes 8 and 9, Mint Condition: Livin’ the Luxury Brown, soundtracks for television shows Cursed and Summerland, The Roots: Present, the Live at Billy Bob’s Texas country music series, and other audio soundtrack companions to our video releases.  Fiscal 2006 new releases will include The Source Presents Hip Hop Hits: Volumes 10 and 11, The Source Magazine’s Five Mics (formerly known as 30th Anniversary of Hip-Hop) and the CD of Rockin’ The Corps (featuring all groups on the DVD except Destiny’s Child).

We are looking for attractive opportunities to acquire smaller independent content providers, their desirable titles, output distribution agreements or other assets, in order expand our catalogue of exclusive programming and grow revenues and earnings.

Sales and Marketing Initiatives

In order to deal with increasing competition more effectively, we continue to develop new marketing initiatives, including revenue growth-related incentives to encourage retailers to carry our titles.  We have recently expanded our catalogue sales force to grow sales of titles which have been in distribution for over a year.  We also continue to adjust our price points on new release programming and selectively reprice and reposition our secondary and tertiary catalogue programming to drive revenues.  For example, while retailers are sometimes hesitant to bring in new individual titles, they have typically been more receptive to newly-designed box sets.  These compilations have a higher perceived value among retailers and consumers, making both shelf space and retail sales easier to obtain.  Repackaging existing product in this manner also typically creates higher margins.  Accordingly, we have created and released additional box sets to better exploit our existing catalogue, such as The Twilight Zone, Dick Van Dyke, Pee-wee’s Playhouse, The Endless Summer Collection, box sets for Eames and Phenomenon, and collections for Mission Mars, Mad Monster and Ed Wood.  We recently released a CD/DVD combination of our hit Roy Orbison: Black and White Night.  We plan to release future box sets including the Combat TV series and the Urban music documentary series Beef.

Additionally, the favorable impact upon our cash flow of the closing of our $15.25 million private placement allowed us the ability to create a fourth quarter catalogue sales program which included the offering of net 120, 150 and 180 day payment terms, rather than our customary net 60 to 75 days, on specific catalogue orders from retail customers who chose to participate in the program, a concession that some of our customers had been requesting for some time.  In addition, we offered discounts of three to five percent, a standard practice for us on particularly large catalogue sales orders, on these extended dating purchases.

We will continue seeking high-quality programming to market and distribute in many genres.  The following list identifies some of our higher-profile titles released in fiscal year 2005, as well as some projected higher-profile titles scheduled for release in fiscal 2006:

See following page

Titles Released in Fiscal Year 2005	Projected Titles for Fiscal Year 2006

DVD Titles	DVD Titles

Comedy:	Comedy:
Larry the Cable Guy: Git R Done	Eddie Griffin: Voodoo Child
Ron White: They Call Me Tater Salad	Richard Lewis: Hell Trilogy
Jeff Foxworthy: You Might Be a Redneck If…/Check Your Neck	Bill Maher: Live
Bill Engvall: Here’s Your Sign	Just For Laughs: Gags Volumes 1 and 2
Artie Lange: It’s the Whiskey Talking	Just For Laughs: Stand-up Volumes 1 and 2
Jamie Foxx’s FoxxBoxx Collection	Pee-wee Herman: Live at the Roxy
Laffapalooza 1 – 4 (with Jamie Foxx)	Latinologues Volumes 1 and 2
TV:	Laffapalooza Five & Six (with Jamie Foxx)
Twilight Zone: The Definitive Edition Seasons 1 and 2	Howie Mandel: First Special
Twilight Zone: The 80’s Season 1	Kathleen Madigan
Combat (classic TV) Seasons 1, 2 and 3	TV:
Father Murphy Seasons 1 and 2	Combat: Seasons 4 and 5
Lost World Seasons 2 and 3	Combat: Battle Box
Pee-wee’s Playhouse Seasons 1 and 2	Twilight Zone: Definitive Edition Seasons 3 – 5
Dick Van Dyke, Seasons 4 and 5	Twilight Zone: 80’s Seasons 2 and 3
Cinderella (Original 1957 version with Julie Andrews)	Dick Van Dyke: Complete Box Set
Nick & Jessica Variety Hour	Nowhere Man (Complete TV Series)
Saved by the Bell: The College Years	Naked City (Classic TV) Box Set
Saved By the Bell: New Class Seasons 1 and 2	Saved By the Bell: New Class Seasons 3, 4 and 5
Music-Related:	Music-Related:
Vans Warped Tour	Chicago and Earth Wind & Fire: Live at the Greek
We Are the World	We are the Future (Quincy Jones)
Ramones: Raw	Taste of Chaos
Doors of the 21st Century: L.A. Woman Live	Moody Blues: Live at the Greek
Roy Orbison: Black and White Night (reissue with multi-channel CD)	Rockin’ the Corps: An American Thank You
The Roots: Present	Roy Orbison Live in Australia
Urban:	Hall and Oates Live Soul
Beef II (QD3)	Chick Corea (multiple titles)
F.E.D.S. (Simmons-Lathan)	Mint Condition Live
The MC: Why We Do It (QD3)	Candide
Features:	Urban:
Rosencrantz and Guildenstern	Christian Hosoi Biopic (QD3)
The Hillz (with Paris Hilton)	Letter to the President (QD3)
Beef III (QD3)
CD Titles	Beef Box Set (QD3)
The MC 2: How We Do It (QD3)
The Source Presents: Hip Hop Hits, Volumes 8 and 9	The Industry (Simmons-Lathan)
The Roots: Present	Features/Other:
Ronnie Milsap: Just For a Thrill (Grammy Nominated)	Wilderness Survival for Girls (ContentFilm)
Willie Nelson: Live at Billy Bob’s	Evil Aliens (ContentFilm)
Merle Haggard: Live At Billy Bob’s	Destination Mars (Dark Horse)
Power of Soul: Jimi Hendrix Tribute	Monarch of the Moon (Dark Horse)
Assassins: Original Broadway Cast Recording	Splinter (Dark Horse)
Fiddler on the Roof: Original Broadway Cast Recording	Bastards of Young
Frogs: Original Broadway Cast Recording	Volcanoes of the Deep Sea (filmed in IMAX)
Cursed TV Series (Soundtrack)
Summerland TV Series (Soundtrack)	CD Titles

The Source Presents Hip Hop Hits Volumes 10 and 11
Mint Condition: Livin’ the Luxury Brown
Mint Condition: Live
Live at Billy Bob’s (multiple titles)
Billy Gilman
Rockin’ The Corps: An American Thank You
Yes (2 titles)
Five Mics (f.k.a. 30th Anniversary of Hip-Hop)
Taste of Chaos
Charmed TV Series (Soundtrack)

Liquidity and Capital Resources

Our working capital generally comes from two sources:

•                                          operating cash flows

•                                          borrowing availability

In December 2004, we raised approximately $14.2 million in net proceeds through the sale of our common stock.  In October 2004, we received a recoupable but non-refundable $2 million royalty advance in connection with a new Japan sublicense agreement.  We used the proceeds of the private placement and the royalty advance to repay our then-outstanding borrowing under our revolving line of credit and term loan facilities with Wells Fargo Foothill.

Private Placement

On December 20, 2004, we sold 2,904,763 shares of our common stock at $5.25 per share for gross proceeds of $15.25 million, in a private placement.  We also issued three-year warrants to the investors to purchase up to 726,189 shares at $6.56 per share.  The warrants may be exercised for cash beginning June 20, 2005.  Expenses of the private placement totaled $1,052,000, which included the cash fee paid to our exclusive placement agent and legal, accounting and other related expenses.  We also issued the placement agent a three-year warrant to purchase up to 58,095 shares of common stock on the same terms as the investors, except this warrant includes a cashless exercise provision.  The private placement allowed us to pay down our outstanding loan balances, strengthens our ability to acquire and produce exclusive content, and allows us to offer extended dating in certain circumstances as part of periodic sales programs.

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

Digital Site is responsible for sales, marketing, manufacturing and distribution in Japan.  The agreement includes our available existing catalogue as well as previously-sublicensed titles as they become available and future new releases through the end of 2009.  The distribution term for each program is five years or the expiration date of our rights.  Programming is marketed and released under the brand, “Image Entertainment Japan.”  The first releases under the agreement occurred in January 2005.

Royalty payments are set at a percentage of suggested retail price, and any overages will be paid after recoupment of the $2 million non-refundable advance received in October 2004.  The advance was recorded as a component of deferred revenue and will be recognized as revenue when royalties are earned, as reported to us on a quarterly basis.  At March 31, 2005, approximately $1.9 million of the $2.0 million advance is classified as a component of deferred revenue in the accompanying balance sheet.

Advance from BMG (Now Sony BMG) Received in Fiscal 2003 and Subsequent Advances and Recoupment

We received a $3.0 million initial royalty advance under the Sony BMG agreement in March 2003, fully recoupable from revenues generated by Sony BMG against quarterly royalties due to us under the agreement.  Based upon actual quarterly sales of our programming in the territories, Sony BMG recoups quarterly royalties from the $3.0 million previously advanced.  Sony BMG provides additional quarterly royalty advances such that for the first three years of the agreement term (through December 31, 2005), the outstanding royalty advance to us at any given time will be a constant $3.0 million.  During the first three quarters of the fourth year of the term (the nine months ending September 30, 2006), Sony BMG will reduce, through recoupment, the outstanding royalty advance to $1.5 million.  Once the entire royalty advance is recouped, Sony BMG will continue to pay quarterly royalties based on revenues generated.  During the fourth quarter of the fourth year (the quarter ending December 31, 2006), Sony BMG may recoup the entire remaining balance of $1.5 million by not re-advancing royalties quarterly.  The agreement contains a formula to pay an additional lesser advance at the beginning of the fifth and final year of the term (calendar 2007) which is to be recouped by Sony BMG during that year.  We must repay any outstanding unrecouped royalty advance within

30 days following the final Sony BMG reporting at the conclusion of Sony BMG’s sell-off period after expiration of the five-year term.

Revolving Credit and Term Loan Facility

On September 30, 2004, we amended our credit facility with Wells Fargo Foothill.  The maximum revolving credit availability under the agreement was increased $6 million, from $17 million to $23 million.  Actual borrowing availability under the line remains substantially based upon eligible trade accounts receivable levels.  While the interest rate remains at the prevailing prime rate plus 0.75% (6.50% at March 31, 2005), the interest rate floor was reduced from 5.75% to 5.00%.  The option to borrow at LIBOR plus 3.50% was also added.  The maximum capital expenditures limit covenant was increased for fiscal 2005 to $3.25 million plus $359,000 unused from fiscal 2004, from $2.5 million plus the same $359,000.  The capital expenditures covenant maximum was lowered to $2.5 million in fiscal 2006, plus any unused carryover from fiscal 2005.  The term of the agreement was extended two years through December 28, 2007.

At March 31, 2005, we had cash of $6,339,000 and borrowing availability of $17.3 million and $1 million, respectively, under our revolving credit and term loan facilities with Foothill.  Comparatively, at March 31, 2004, we had cash of $540,000 and borrowing availability of $6,245,000 and $1,000,000, respectively, under our revolving credit and term loan facilities.

Other Sources and Uses of Working Capital for Fiscal 2005

Our pretax net earnings from continuing operations were $5,289,000 for fiscal 2005.  Net revenues for the last two quarters of fiscal 2005 grew approximately 28% from the last two quarters of fiscal 2004, contributing to an increase in trade accounts receivable (gross of reserves for sales returns, allowances and doubtful accounts) to $31.6 million at March 31, 2005, as compared to $29.2 million at March 31, 2004.  In anticipation of forecasted retail customer demand for our new release and catalogue titles, we increased our inventory levels, excluding production costs, to $12.7 million at March 31, 2005, from $11.2 million at March 31, 2004.

We incurred $3.4 million in capital expenditures during fiscal 2005, far higher than our normal annual expenditures.  We spent approximately $1.6 million to improve our information technology infrastructure and business systems.  We completed the conversion from our legacy Qantel sales order management and production/creative services systems to Oracle, and invested funds to automate elements of our returns processing in our Las Vegas distribution facility.  Coordinated investments in hardware, software and consulting services are being applied with the goal of reducing labor costs, increasing customer service and streamlining operating procedures related to returns processing.  We spent approximately $1.3 million for furniture and fixtures covering additional work space systems and construction of our new in-house production department and information technology facilities in connection with our new corporate headquarters.  Although we will continue to upgrade production, creative services and distribution technology, we intend to spend far less on capital expenditures in fiscal 2006, compared to fiscal 2005.

We paid down long-term debt and capital lease obligations by $1.7 million during fiscal 2005.  As a result of our net revenue growth, our trade accounts payable and accrued royalties, distribution fees and music publishing fees grew by $3 million at March 31, 2005, compared to levels at March 31, 2004.  We financed these expenditures from cash flows from operations and through our revolving line of credit.  Primarily as a result of our net $14.2 million private placement funding and the $2 million royalty advance from our Japanese sublicensor, there were no outstanding borrowings under the revolving and term loan facility at March 31, 2005, compared to $10.2 million in borrowings under our revolving credit facility at March 31, 2004.

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

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations at March 31, 2005, and the effects such obligations are expected to have on liquidity and cash flow in future periods:

	Payments due by period
(in thousands)	2006	2007	2008	2009	2010	Thereafter	Total
Contractual obligations:
Long-term debt obligations	$1,337	$—	$—	$—	$—	$—	$1,337
Capital lease obligations	109	—	—	—	—	—	109
Operating lease obligations	1,607	1,573	1,615	1,658	1,701	6,399	14,553
Licensing and exclusive distribution agreements	12,414	3,455	288	—	—	—	16,157
Employment Agreements	1,199	1,173	—	—	—	—	2,372
Total	$16,666	$6,201	$1,903	$1,658	$1,701	$6,399	$34,528

Advances and guarantees included in the table above, under licensing and exclusive distribution agreements, are recoupable against future royalties and distribution fees earned by our exclusive program suppliers in connection with revenues generated by those rights.  As we have historically, we expect to fund these commitments through recoupment of existing advances, our existing bank line of credit, and other working capital.

We do not expect our obligations for property and equipment expenditures, including information technology related expenditures, to exceed $2.5 million per year.

Lease Guarantee

In connection with the asset sale of DVDPlanet, Planet Entertainment assumed the obligations under DVDPlanet’s leases for its retail store and various other liabilities related to the assets being acquired and its parent Infinity Resources guaranteed Planet Entertainment’s obligations.  We remain a guarantor in the event that Planet Entertainment and Infinity default on their financial obligations under the lease.  The remaining payments under the lease total approximately $491,000 through December 2007.

Corporate Headquarters

Our headquarters are located in Chatsworth, California and consists of approximately 62,000 square feet on one floor of a multi-tenant building.  The monthly rent is $1.26 per square foot, on a gross basis, or approximately $78,000 per month, and increases approximately 3% annually.  The office lease has an initial 10-year term with two five-year options.  The lease started on July 1, 2004, upon completion of approximately $1.5 million in tenant improvements.  Substantially all of the tenant improvement expenses were borne by the landlord.  We are expensing the total rent commitment, including the scheduled rent increases, on a straight-line basis over the term of the lease.  Although a base level of operating expenses is included in the rent payment, we will be responsible for a percentage of actual annual operating expense increases capped at 5% annually.

Long-Term Debt

Long-term debt at March 31, 2005 and March 31, 2004, consisted of the following:

(In thousands)	March 31, 2005	March 31, 2004
Subordinated note payable – Ritek Taiwan	$1,337	$2,561
Note payable to bank	—	255
	1,337	2,816
Current portion of long-term debt	1,337	1,592
Long-term debt less current portion	$—	$1,224

Debt Instruments and Related Covenants

Our loan agreements with Wells Fargo Foothill require us to comply with minimum financial and operating covenants.  At September 30, 2004, we amended our capital expenditures covenant for fiscal 2005.  The maximum capital expenditures limit covenant was increased for fiscal 2005 to $3.25 million plus $359,000 unused from fiscal 2004, from $2.5 million plus the same $359,000.  The capital expenditures covenant maximum was lowered to $2.5 million in fiscal 2006, plus any unused carryover from fiscal 2005.  Throughout the year ended March 31, 2005, we were in compliance with the financial and operating covenants under the loan agreement, and we believe that we will be able to achieve the minimum covenant requirements for at least the next 12 months.

Off-Balance Sheet Arrangements

We currently do not have any off-balance sheet arrangements.

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

We consider our critical accounting policies to be those that involve significant uncertainties, require judgments or estimates that are more difficult for management to determine, or that may produce materially different results when using different assumptions.  We consider the following accounting policies to be critical:

Revenue Recognition

We recognize revenue upon meeting the recognition requirements of American Institute of Certified Public Accountants Statement of Position (SOP) 00-2, Accounting by Producers or Distributors of Films and Staff Accounting Bulletin No. 104, Revenue Recognition.  We recognize revenues from home video distribution, net of an allowance for estimated returns, as well as related costs, in the period in which the product is available for sale by our customers (at the point that title and risk of loss transfer to the customer, which is generally upon receipt by the customer, and in the case of new releases, after “street date” restrictions lapse).  We recognize revenues from domestic and international broadcast licensing and home video sublicensing, as well as associated costs, when the titles are available to the licensee and other recognition requirements of SOP 00-2 are met.  We defer fees received in advance of availability, usually in the case of advances received from Sony BMG, Digital Site, Warner Music Group and other international sublicensees, and for broadcast, until other revenue recognition requirements have been satisfied.  Provisions for uncollectible accounts receivable are provided at the time of sale.  As of March 31, 2005, deferred revenue totaled $5,392,000, up from $3,360,000, primarily as a result of deferring the Digital Site royalty advance received.

Royalty and Distribution Fees

For each reporting period, we estimate the ultimate total revenues to be received throughout a title’s exclusive license or distribution period from exploitation of that title in multiple home entertainment formats.  While we charge royalty and distribution fee advances to operations as related revenues are earned, estimates of ultimate revenues are important in determining whether we should record additional royalty and distribution fee expense as cost of sales in any given reporting period.  We amortize royalty and distribution fee advances to expense in the same ratio that the current period revenues for a title or group of titles bear to the estimated remaining unrecognized ultimate revenues for that title.  Additionally, in circumstances required by SOP 00-2, we recognize additional amortization to the extent that capitalized advance royalty and distribution fees exceed their estimated fair value in the period when estimated.

We base our estimates of ultimate revenue for each title on the historical performance of that title, similar titles and specific genre performance.  We attempt to reflect in our estimates the most current available information on the title.  We update such estimates based upon the actual results of each format’s revenue performance.  Estimates of ultimate revenues on a title-by-title basis are subject to substantial uncertainty.  Factors affecting future actual performance include focus from the sales and marketing department (including advertising, promotions and price reductions), availability of retail shelf space, retail customer product placement and advertising, maintenance of adequate inventory levels, concert touring by the artist, in the case of music-related DVDs and CDs, retail sell-through, and ultimately continued end-user consumer demand.  Any above the above factors can contribute to a title’s actual performance exceeding our expectations prior to release or failure to meet pre-release expectations.  Overestimation of ultimate revenues would cause unamortized costs to be amortized at a slower rate or a delay in adjusting costs to their fair value until such time estimates are reduced, causing unamortized costs to be overstated and increased amortization of costs in a later period.  Underestimation of ultimate revenues would cause unamortized costs to be amortized more quickly until ultimate revenue estimates are increased, causing unamortized costs to be understated and decreased amortization of costs in a later period.

Inventory Valuation

For each reporting period, we evaluate our ending inventories for excess quantities and obsolescence.  This evaluation includes analysis of historical sales levels by title, format and genre, and projections of future demand.  In addition, we write down inventories that are considered obsolete or overstocked.  Remaining inventory balances are adjusted to approximate the lower-of-cost or market value, and result in a new basis in such inventory until sold.  If future demand or market conditions are less favorable than our projections, additional inventory write downs may be required, and would be reflected in cost of sales in the period the revision is made.  Future demand will be dependent upon the continued retail customer acceptance of our content, future demand by end-user consumer, advertising, promotions and price reductions, market conditions (either favorable or unfavorable) and future warehouse storage limitations.  Should projections of future inventory demand be overstated, the value of inventory would be overstated and current cost of sales understated, with future cost of sales overstated.  Conversely, should projections of future demand be understated, the value of inventory would be understated and the current cost of sales overstated, with future cost of sales understated.

Allowance for Sales Returns and Doubtful Accounts Receivable

For each reporting period, we evaluate product sales and accounts receivable to estimate their effect on revenues due to product returns, sales allowances and other credits given and delinquent accounts.  Our estimates of product sales that will be returned and the amount of receivables that will ultimately be collected require the exercise of judgment and affect reported revenues and net earnings.  In determining the estimate of product sales that will be returned, we analyze historical returns (quantity of returns and time to receive returned product), historical pricing and other credit memo data, current economic trends, and changes in customer demand and acceptance of our products, including reorder activity.  Based on this information, we reserve a percentage of each dollar of product sales where the customer has the right to return such product and receive either a pricing or credit memo.  Actual returns could be different from our estimates and current provisions for sales returns and allowances, resulting in future charges to earnings.  Estimates of future sales returns and other credits are subject to substantial uncertainty.  Factors affecting actual returns include retailer financial difficulties, the perception of comparatively poor retail performance in one or several retailer locations, limited retail shelf space at various times of the year, inadequate advertising or promotions, retail prices being too high for the perceived quality of the content or other comparable content, the near term release of similar titles, and poor responses to package designs.  Underestimation of product sales returns and other credits would result in an overstatement of current revenues and lower revenues in future periods.  Conversely, overestimation of product sales returns would result in an understatement of current revenues and higher revenues in future periods.

Similarly, we evaluate accounts receivables to determine if they will ultimately be collected.  In performing this evaluation, significant judgments and estimates are involved, including an analysis of specific risks on a customer-by-customer basis for our larger customers and an analysis of the length of time receivables have been past due.  Based on this information, we reserve an amount that we believe to be doubtful of collection.  If the financial condition of our customers were to deteriorate or if economic conditions worsened, additional allowances may be required in the future.  Underestimation of this allowance would cause accounts receivable to be overstated and current period expenses to be understated.  Overestimation of this allowance would cause accounts receivable to be understated and current period expenses to be overstated.

Valuation of Deferred Income Taxes

Income taxes are accounted for under the asset and liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  We must assess the likelihood that our deferred tax assets will be recovered from future taxable income, and to the extent that it is more likely than not that such deferred tax assets will not be realized, we must establish a valuation allowance.  The establishment, or increase, of a valuation allowance increases income tax expense for such year.

Establishment of Valuation Allowance on Net Deferred Tax Assets.  During our third quarter ended December 31, 2003, we established a valuation allowance against 100% of our net deferred tax assets, which are composed primarily of net operating loss (NOL) carry forwards, resulting in the recording of an income tax expense equal to the net deferred tax assets as of March 31, 2003.  The valuation allowance was recorded in the third quarter primarily as a result of operating losses sustained during our normally seasonally strong third quarter as well as its then-expected impact on the full fiscal year results of operations.  Income tax expense relating to our establishment of a valuation allowance totaled $6,244,000 for the year ended March 31, 2004.  Even though we have fully reserved these net deferred tax assets for book purposes, we would still be able to utilize them to reduce future income taxes payable, should we have future earnings.  To the extent such deferred tax assets relate to NOL carry forwards, the ability to use such NOLs against future earnings will be subject to applicable carry forward periods.  As of March 31, 2005, we had net operating loss carryforwards for Federal and state tax purposes of $6,694,000 and $1,603,000, respectively, which are available to offset taxable income through 2024 and 2014, respectively.

Although we had pretax earnings of $5,289,000 for fiscal 2005, we have not had a strong earnings history.  We enjoyed the benefits of a strong schedule of new DVD and CD releases during fiscal 2005.  In light of the extremely strong retail success of a relatively few individual titles, we cannot provide assurances that our fiscal 2006 DVD and CD new releases will perform as well as, or better than, our fiscal 2005 releases.  We continue to maintain a 100% valuation allowance against our net deferred tax assets at March 31, 2005, due to the following factors: (1) we had a pretax loss for fiscal 2004; (2) we had an accumulated deficit at March 31, 2005; and (3) a significant portion (approximately 21%) of our fiscal 2005 revenues, and by extension, fiscal 2005 profitability, was generated by only five titles.

Results of Operations

Net Revenues

Approximately 89% of consolidated net revenues were generated from our worldwide sale of DVDs during fiscal 2005, compared to 91% in fiscal 2004 and 2003.  CDs contributed approximately 10% of consolidated net revenues for fiscal 2005, compared to 7% and 3% of fiscal 2004 and 2003, respectively.  The following table presents consolidated net revenues by reportable business segment for the years ended March 31, 2005, 2004 and 2003, respectively:

	2005	2004	% Change	2004	2003	% Change
	(in thousands)			(in thousands)
Net revenues:
Domestic	$113,219	$78,370	44.5%	$78,370	$77,484	1.1%
International	5,164	6,470	(20.2)	6,470	9,445	(31.5)
Consolidated	$118,383	$84,840	39.5%	$84,840	$86,929	(2.4)%

Fiscal 2005 Compared to 2004 and 2003

Domestic Revenue

Net revenues were significantly higher in fiscal 2005, as compared to fiscal 2004 and fiscal 2003, primarily because of strong revenue performance from our new exclusive DVD and CD releases.  We also had comparatively stronger sales of previously released DVD and CD catalogue titles, driving overall net revenues higher.

Our top ten new release DVD and CD titles contributed approximately 29% of our fiscal 2005 domestic net revenues compared to only approximately 15% for fiscal 2004.  We produced live stand-up comedy concerts from “Blue Collar” comedians Larry the Cable Guy, Ron White and Bill Engvall, and we released a combined two-titles-in-one DVD from a fourth Blue Collar comedian, Jeff Foxworthy.  Net revenues from these four titles constituted approximately 18% of our consolidated net revenues for the year.  Also included in the top ten were The Source Presents Hip Hop Hits Volumes 8 and 9 (CDs), Pee-wee’s Playhouse Seasons 1 and 2, the Twilight Zone Definitive Edition: Season 1, and Combat: Season 1 Campaign 1.

Our CD net revenues have increased steadily over the past three fiscal years based primarily on the success of our Source and Live at Billy Bob’s lines.  CD net revenues were $12.1 million, $5.6 million and $2.9 million for fiscal 2005, 2004 and 2003, respectively.

Our December 1998 exclusive license agreement for the distribution of our former perennial best-selling music DVD catalogue title Eagles: Hell Freezes Over is in its nonexclusive sell-off period, which expires on June 30, 2005.  The distribution term for this agreement had been renewed several times in the past, but we were unable to renew it this time and the rights reverted back to the licensor.  Our domestic net revenues from the sale of the Eagles during fiscal 2005 were $1,850,000.

In fiscal 2005, we also experienced significantly increased sales to large retailers, particularly Wal-Mart, Amazon.com and Target, who purchased more titles in greater quantities than in fiscal 2004 and 2003.  The increase was primarily because of our strong new release schedule, as well as our more specifically targeted and personalized sales efforts.  If we continue acquiring the type of programming that we have identified as being attractive to these retailers, we believe increased sales to them will continue.  As our sales to larger retailers increase, however, so does our relative dependence on them.  If any of our larger customers were to reduce purchases of our programming or file for bankruptcy, it could significantly decrease our revenues and negatively impact our earnings.

The favorable impact upon our cash flow of the closing of our $15.25 million private placement allowed us the ability to create a fourth quarter catalogue sales program which included the offering of net 120, 150 and 180 day payment terms, rather than our customary net 60 to 75 days, on specific catalogue orders from retail customers who chose to participate in the program, a concession that some of our customers had been requesting for some time.  In addition, we offered discounts of three to five percent, a standard practice for us on particularly large catalogue sales orders, on these extended dating purchases.  Our extended payment terms allowed some of our customers — most notably AEC One Stop Group, Critic’s Choice, Ingram, Musicland Group and Trans World Entertainment — to expand the size and breadth of what they would have purchased otherwise.  This particular catalogue sales program generated revenues of $4.0 million in the fourth quarter of fiscal 2005.  We are unable to provide assurances that this program, or programs similar to it, will not have a detrimental impact on the amount of catalogue purchases such customers will make in upcoming quarters.

Our inventory returns, as a percentage of our gross distribution (as opposed to net) revenues, were 18.8% in fiscal 2005, 19.2% in fiscal 2004 and 15.7% in fiscal 2003, respectively.  We are selling more programming to larger retailers, who tend to return a higher percentage of their purchases, both to us and to the major studios.  Many of these retailers have chosen not to process their own store returns at their own distribution center level, but instead return them to their vendors, including us, for credit.  A retailer may return a title from one store while ordering the same title for another store.  Additionally, some retailers have returned more programming than their historical levels over the last year due to a financial restructuring in one case and a customer’s move to a different warehouse and distribution center in the other case.  We have increased our allowances for sales returns in expectation of this trend continuing for the foreseeable future.

We have also provided increased market development funds to our customers for which are taken as a credit against revenues and are recorded by us as a reduction in revenues.  These market development fund expenditures totaled $4,530,000, $2,437,000 and $1,886,000 or 3.7%, 2.8% and 2.1% of net revenues, before reduction for such market development funds, for fiscal 2005, 2004 and 2003, respectively.

International Revenue

The decrease in the fiscal 2005 international revenues over that of fiscal 2004 was primarily due to lower royalty revenues reported by our international sublicensees.  A significant contributing factor was a lack of internationally desirable new DVD releases during the last half of fiscal 2005.  Because of language barriers and cultural differences, much of our recent successful new release programming — particularly urban and comedy titles — has not been released internationally or has not sold as well as in North America.

Additionally, we believe internal restructuring at Sony BMG associated with the merger had a negative impact on the sales performance of our titles in Europe, the Middle East and Africa during the last half of fiscal 2005.

We continue our efforts to acquire programming that sells well not only domestically, but also internationally.  Music-related DVDs have done well internationally and we believe the urban music and documentary genres have revenue growth potential overseas.  Our international revenues for fiscal 2006 will be negatively affected by the loss of our perennial best selling international title Eagles: Hell Freezes Over as of June 30, 2005 as well as a lack of significant new international DVD releases.  Our international net revenues from the sale of our Eagles titles during fiscal 2005 were $1,133,000, or 22% of international net revenues.  The opening of our UK office, however, may help us acquire new titles which perform better in international distribution.

Broadcast sales decreased to $487,000 for fiscal 2005, compared to $544,000 for fiscal 2004 and $1,724,000 for fiscal 2003.  We continue to place less of an emphasis on acquiring broadcast rights for music programming, due to the high cost of music clearance in relation to the fees broadcasters are willing to pay to air the programming.

Cost of Sales

The following table presents consolidated cost of sales by reportable business segment and as a percentage of related-segment net revenues for the years ended March 31, 2005, 2004 and 2003, respectively:

	2005	2004		2004	2003
	(in thousands)			(in thousands)
Cost of sales:
Domestic	$84,827	$61,331		$61,331	$58,920
International	3,608	5,264		5,264	7,533
Consolidated	$88,435	$66,595		$66,595	$66,453

			% Change			% Change
As a percentage of segment net revenues:
Domestic	74.9%	78.3%	(3.4)%	78.3%	76.0%	2.3%
International	69.9	81.4	(11.5)	81.4	79.8	1.6
Consolidated	74.7%	78.5%	(3.8)%	78.5%	76.4%	2.1%

We are now classifying production cost amortization as a component of cost of sales and therefore a reduction to gross profit margins for all periods presented.  We previously amortized production costs as a separate line item within operating costs and expenses.  Because we disclose programming production costs as a component of inventory, we believe classification of the related expense of such costs as a component of cost of sales is more meaningful.  Amortization of domestic and international production costs, as a percentage of net revenues, for the three years ended March 31, 2005, were 3.4%, 4.7% and 4.9%, respectively.  The decline in production cost amortization as a percentage of net revenues is primarily due to significantly increased domestic revenues in fiscal 2005.

Consolidated cost of sales for fiscal 2005, were $88,435,000, or 74.7% of net revenues, compared to $66,595,000, or 78.5% for fiscal 2004 and 76.4% for fiscal 2003.  Consolidated gross margins for fiscal 2005 were $29,948,000, or 25.3% of net revenues, compared to 21.5% for fiscal 2004 and 23.6% for fiscal 2003.  For comparative purposes, exclusive of the fiscal 2005 non-recurring credit of $499,000 to cost of sales related to the discontinuation of our distribution of DVDs internationally through subdistributors, consolidated gross profit margin would have been 24.9%, or higher by 3.4% than fiscal 2004.

Fiscal 2005 Compared to 2004 and 2003

Domestic Gross Margins

Domestic gross margins, as a percentage of segment net revenues, increased by 3.4% to 25.1% for fiscal 2005, from 21.7% for fiscal 2004 and from 24.0% for fiscal 2003.

The increase in segment gross profit margins for fiscal 2005 was primarily due to increased net revenues from sales of exclusively licensed programming, which typically generates higher gross margins than exclusively distributed programming.

Offsetting the increase in domestic gross margins for fiscal 2005 as compared to fiscal 2004 were increases in market development funds offered to our retail customers of $2,093,000.  Market development funds are recorded as a reduction in net revenues.  We expect the trend of increasing market development funds paid to customers to continue for the foreseeable future.

The decrease in segment gross profit margins for fiscal 2004 from fiscal 2003 was primarily due to increased charges to segment cost of sales from comparably increased amortization of royalty advances and adjustments to fair value as a result of lower ultimate revenue forecasts for some of our exclusive programming.  Additionally, the comparatively increased market development funds we provide to our retail customers, and comparatively higher write downs of some inventory titles to the lower of cost or market value, also contributed to the decrease in segment gross margins in fiscal 2004 compared to 2003.

International Gross Margins

International gross margins, as a percentage of segment net revenues, increased by 11.5% to 30.1% for fiscal 2005, from 18.6% for fiscal 2004 and 20.2% for fiscal 2003.  Exclusive of the aforementioned credit to cost of sales related to international subdistribution of our DVDs, gross margins for the segment increased by 1.9% to 20.5% for fiscal 2005 from 18.6% for fiscal 2004.

Gross margins for this segment in fiscal 2005 and 2004 were positively impacted primarily by fluctuations in royalties and distribution fees due to our program suppliers on a title-by-title basis, with revenues consisting almost entirely of royalty sublicense income.  For fiscal 2003, gross margins were not only generated from sublicense royalty income and broadcast revenues, but also from subdistribution revenues.  Gross margins were impacted by both fluctuations in royalties and distribution fees due to our program suppliers and by overall expenses, including manufacturing costs, music publishing fees and market development funds provided to subdistributors for marketing.

Cost of sales, and conversely gross margins, will fluctuate in the future based upon revenue performance of individual titles and royalties and distribution fees due to our program supplies on a title-by-title or agreement-by agreement basis.

Selling Expenses

The following tables present consolidated selling expenses by reportable business segment and as a percentage of related segment net revenues for the years ended March 31, 2005, 2004 and 2003, respectively:

	2005	2004	% Change	2004	2003	% Change
	(in thousands)			(in thousands)
Selling expenses:
Domestic	$9,795	$5,902	66.0%	$5,902	$5,010	17.8%
International	58	184	(68.5)	184	934	(80.3)
Consolidated	$9,853	$6,086	61.9%	$6,086	$5,944	2.4%

As a percentage of segment net revenues:
Domestic	8.7%	7.5%	1.2%	7.5%	6.5%	1.0%
International	1.1	2.8	(1.7)	2.8	9.9	(7.1)
Consolidated	8.3%	7.2%	1.1%	7.2%	6.8%	0.4%

Fiscal 2005 Compared to 2004 and 2003

Domestic Selling Expenses

Domestic selling expenses for fiscal 2005 were significantly higher than fiscal 2004 in absolute dollars and as a percentage of domestic net revenues and reflect a continuing trend of higher advertising and promotional expenses as a percentage of net revenues.  We incurred a $1,727,000 increase in expenses for print, television, radio and co-operative advertising as well as a $344,000 increase in expenses for special event audio and video promotions and publicity consultants.  Personnel costs, including wages, benefits and sales commissions, were up $1,055,000 for fiscal 2005 over fiscal 2004 due to added sales personnel and annual raises.  Sales commissions paid to outside consultants increased by $263,000 for fiscal 2005, primarily as a result of a significant increase in fiscal 2005 sales to Target.  Rent expense allocated to the domestic selling department for our new headquarters in excess of fiscal 2004 was $157,000.  Lastly, travel and entertainment expenses were higher by $155,000 over that of fiscal 2004.

Print, television, radio and cooperative advertising, audio and in-store promotions are increasingly important to our retail customers and influence the size and breadth of their initial orders for our titles.  The likelihood of our larger retailers placing an order for our DVD and CD titles in a significant quantity is enhanced with a convincing outlay of marketing funds to increase product awareness and sales to the end consumer.  It is common and increasingly necessary to spend from seventy cents to in excess of one dollar per unit in order to effectively promote the availability of a higher-profile title at retail.

We spent approximately $4,632,000, or 3.9% of net revenues, for title promotion, advertising in trade and consumer publications in fiscal 2005, almost entirely for domestic wholesale distribution, and approximately $2,445,000, or 2.9% of net revenues, for title promotion and advertising in trade and consumer publications in fiscal 2004.

In fiscal 2005, we significantly expanded our sales and marketing department personnel infrastructure in certain key areas in an effort to increase:

•                  sales opportunities with Wal-Mart

•                  specific focus on catalogue product promotion and sales (specifically product in release over one year)

•                  face-to-face sales coverage of key national customers

•                  marketing and sales efforts to grow our audio only brands

•                  marketing and sales efforts to grow our feature film genre, specifically rental customer sales

•                  sales of urban and Latin content

•                  sales administration for the above initiatives

International Selling Expenses

Our international selling expenses for fiscal 2005 were significantly lower than fiscal 2004 and 2003 because Sony BMG, Digital Site and Warner Music Group, our primary international sublicensees, are responsible for the majority of selling expenses relating to sales of our programming internationally.  Our segment expenses for the fiscal 2005 period reflect a full period of Sony BMG sales and marketing responsibility, whereas fiscal 2004 and 2003 did not.  Additional segment expense reductions in fiscal 2004 compared to fiscal 2003 came from the repurposing of employees previously classified as international selling to the program acquisitions and business development department, classified as general and administrative expenses, as well as expense savings from the closing of the offices of Aviva International, LLC, our 50% controlled joint venture that ceased operations at the end of our third fiscal quarter ended December 31, 2002, and was dissolved December 31, 2004.

General and Administrative Expenses

The following tables present consolidated general and administrative expenses by reportable business segment and as a percentage of related segment net revenues for the years ended March 31, 2005, 2004 and 2003, respectively:

	2005	2004	% Change	2004	2003	% Change
	(in thousands)			(in thousands)
General and administrative expenses:
Domestic	$13,651	$11,937	14.4%	$11,937	$9,374	27.3%
International	441	488	(9.6)	488	1,153	(57.7)
Consolidated	$14,092	$12,425	13.4%	$12,425	$10,527	18.0%

As a percentage of segment net revenues:
Domestic	12.1%	15.2%	(3.1)%	15.2%	12.1%	3.1%
International	8.5	7.5	1.0	7.5	12.2	(4.7)
Consolidated	11.9%	14.6%	(2.7)%	14.6%	12.1%	2.5%

Fiscal 2005 Compared to 2004 and 2003

Domestic General and Administrative Expenses

Although our domestic general and administrative expenses were lower as a percentage of domestic net revenues in fiscal 2005 as compared to fiscal 2004, absolute dollar general and administrative expenses were higher for fiscal 2005.  For fiscal 2005, we accrued performance-based bonuses of $659,000 compared to none for fiscal 2004.  Rent expense for our new headquarters in excess of rent for our old headquarters in fiscal 2004 was $329,000.  We incurred increased depreciation expense of $256,000 for fiscal 2005 resulting from our increased capital expenditures in the areas of information technology, furniture, leasehold improvements and equipment.  Expenditures on information technology and accounting/royalty consulting and temporary support contributed $414,000 of the increase in fiscal 2005, primarily attributable to the support of the first and second phases of our Oracle implementation implemented in fiscal 2004 discussed below, and the fiscal 2005 implementation of order management software, including accounting and information technology infrastructure support.  Lastly, personnel costs were up $221,000 for fiscal 2005, largely due to annual raises.  Offsetting the fiscal 2005 increases were lower legal expenses of $233,000.  In the prior year we had higher litigation expenses relating to our efforts to protect our rights from infringers.

For fiscal 2004 compared with fiscal 2003, we incurred significant expenses in personnel and consulting services in connection with the replacement of our legacy applications system and improvements in our technology infrastructure for the year ended March 31, 2004.  The migration to and maintenance of the Oracle Enterprise Applications software required us to add additional technical resources, including both internal hires and external consulting.  Infrastructure improvements through fiscal 2004 and into fiscal 2005 included a program to upgrade desktop computers, email, data storage and networks.  Many of these expenditures, including maintenance contracts, were not capitalizable in accordance with our capitalization policy.  We incurred higher information technology department personnel costs representing additional headcount, higher consulting, recruitment, computer maintenance and training in fiscal 2004 compared to fiscal 2003.

In fiscal 2004, we repurposed employees previously dedicated to our international distribution segment as well as our domestic sales department and transferred them to our program acquisitions and business development department.  With Sony BMG responsible for European distribution of our exclusive titles, we wanted to strengthen our internal efforts to acquire commercially compelling exclusive programming in multiple genres.  Accordingly, related increased personnel costs of approximately $451,000, previously classified as international segment selling and general and administrative expenses and domestic selling expenses in fiscal 2003, are included in fiscal 2004 domestic segment general and administrative expenses.

In fiscal 2004, we increased our personnel costs in our accounting and finance departments to handle the increased workload associated with the accounting and reporting requirements of the exclusive distribution agreements added during fiscal 2004 as well as in the area of credit and collections.  Expenses increased $206,000 due to additional personnel and $142,000 due to outside labor, including consulting and recruitment, during fiscal 2004 as compared to fiscal 2003.

In fiscal 2004, we incurred $372,000 more in insurance premium costs than for the year ended March 31, 2005, and $171,000 more in legal expenses, primarily associated with our efforts to protect our rights to our exclusive programming from infringers, as compared to fiscal 2003.

International General and Administrative Expenses

The expense reduction for fiscal 2005 compared to fiscal 2004 was primarily due to the cost savings associated with the Sony BMG European distribution transition.  The significant segment expense reduction for fiscal year 2004 was primarily due to the repurposing of employees into the program acquisitions and business development department within the domestic segment as discussed above.

Other Income and Expenses

Other expenses for the year ended March 31, 2005, primarily consisted primarily of losses on disposal of fixed assets.  Other expenses for fiscal 2004 primarily consisted of foreign currency transaction gains and a minority interest in the net loss of Aviva.  Other expenses for fiscal 2003 primarily consisted of an impairment charge of $322,000 as a result of the sale and leaseback of our Las Vegas, Nevada real estate, a minority interest in the net earnings of Aviva of $573,000, and $121,000 representing the fair value (based on a Black-Scholes valuation) of the warrant issued to IIC in connection with the partial conversion of their subordinated note payable in March 2003, net of foreign currency gains for fiscal 2003 of $318,000.

Interest Expense

Interest expense, net of interest income, for fiscal 2005, decreased 18.7% to $665,000 or 0.6% of consolidated net revenues, from $818,000 or 1.0% of consolidated net revenues for fiscal 2004.  The decrease was attributable to lower weighted average outstanding debt levels during fiscal 2005 compared to fiscal 2004, principally as a result of paying down our revolving credit facility with proceeds from our December 2004 private placement.  As a result of lower average debt levels, interest expense net of interest income for fiscal 2004 decreased 39.8%, from $1,359,000 for fiscal 2003.

Income Taxes

We recorded Federal and state alternative minimum tax expense of $162,000 for fiscal 2005, based upon an estimated income tax rate of 3.1%.  We utilized net operating loss carry forwards to offset taxable earnings for fiscal 2005, which reduced our income tax expense down to the alternative minimum tax level.

Income taxes are accounted for under the asset and liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss carry forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  We must assess the likelihood that our deferred tax assets will be recovered from future taxable income, and to the extent that it is more likely than not that such deferred tax assets will not be realized, we must establish a valuation allowance.  The establishment, or increase, of a valuation allowance increases income tax expense for such year.

Establishment of Valuation Allowance on Net Deferred Tax Assets in Fiscal 2004, Continued in Fiscal 2005

In assessing the realizability of a deferred tax asset, Statement of Financial Accounting Standards (SFAS) No. 109 requires that all available evidence, both positive and negative, be considered to determine whether, based on the weight of that evidence, a valuation allowance is needed.  SFAS No. 109 further provides that “cumulative losses in recent years” are significant pieces of negative evidence to overcome when determining whether it is “more likely than not” that the recorded deferred tax assets will be realized in the future by reducing future income taxes payable.  Such cumulative losses from prior years must be considered on a pretax consolidated basis from all operations.  In addition to fiscal 2004 pretax losses for both continuing and discontinued operations, we also incurred aggregate net pretax losses for fiscal years 2003 and 2002.  Accordingly, during fiscal 2004 we established a valuation allowance against 100% of our net deferred tax assets, which were composed primarily of operating loss carry forwards, resulting in a fiscal 2004 tax expense of $6,244,000.  The valuation allowance was recorded in the third quarter of fiscal 2004 primarily as a result of operating losses sustained during our normally seasonally strong third quarter as well as its then-expected impact on the full fiscal year results of operations.

Although in fiscal 2005 we had pretax earnings of $5,289,000, we have not had a strong earnings history.  We enjoyed the benefits of a strong schedule of new DVD and CD releases during fiscal 2005 which we will be challenged to duplicate or exceed in fiscal 2006.  We continue to maintain a 100% valuation allowance against our net deferred tax assets at March 31, 2005, due to the following factors:

(1)                    we had a pretax loss for fiscal 2004

(2)                    we had an accumulated deficit at March 31, 2005

(3)                    a significant portion (approximately 21%) of our fiscal 2005 revenues, and by extension, fiscal 2005 profitability, was generated by only five titles

Even though we have fully reserved our net deferred tax assets for book purposes, we would still be able to utilize them to reduce future income taxes payable, should we have future earnings.  To the extent such deferred tax assets relate to NOL carry forwards, the ability to use such NOLs against future earnings will be subject to applicable carry forward periods.  As of March 31, 2005, we had net operating loss carryforwards for Federal and state tax purposes of $6,694,000 and $1,603,000, respectively, which are available to offset taxable income through 2024 and 2014, respectively.

For fiscal 2003, we recorded income tax expense from continuing operations of $1,306,000.  Included as a component of income tax expense is a provision for a valuation allowance against our deferred tax assets of $551,000.

The valuation allowance fully reserved foreign tax credit carry forwards which have a 5-year carry forward period.  Also during 2003 we allocated an income tax benefit of $618,000 to discontinued operations.

Earnings (Loss) from Continuing Operations/Loss from Discontinued Operations

Earnings from continuing operations were $5,127,000, or $.26 per diluted share, for fiscal 2005.  For fiscal 2004, loss from continuing operations was $7,115,000, or $.39 per diluted share, which included the above mentioned income tax expense of $6,244,000, or $.34 per diluted share.  Loss from discontinued operations was $2,441,000, or $.13 per diluted share, for fiscal 2004.  The fiscal 2004 loss from discontinued operations comprises a loss from operations of $1,742,000 and a loss on the sale of DVDPlanet of $699,000.

Earnings from continuing operations were $642,000, or $.04 per diluted share, for fiscal 2003.  Loss from discontinued operations was $1,096,000, or $.07 per diluted share.  During fiscal 2003 an income tax benefit of $618,000 was allocated to discontinued operations.

Consolidated Net Earnings (Loss)

Net earnings for fiscal 2005 were $5,127,000, or $.26 per diluted share.  Net loss for fiscal 2004 was $9,556,000, or $.52 per diluted share.  The loss before cumulative effect of accounting change for fiscal 2003 was $454,000, or $.03 per diluted share.  During fiscal 2003 a cumulative effect of accounting change of $3,766,000, or $.22 per diluted share, net of income tax benefit of $2,231,000, was recorded, resulting in a net loss for fiscal 2003 of $4,220,000, or $.25 per diluted share.

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued revised Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment – an Amendment of FASB Statement Nos. 123 and 95.”  SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services or incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments, focusing primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  SFAS No. 123(R) requires public entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions) and recognize the cost over the period during which an employee is required to provide service in exchange for the award.  In April 2005, the SEC deferred the effective date of SFAS 123(R) so that companies may now adopt its provisions at the beginning of their first annual period beginning after June 15, 2005 which would be fiscal 2007, beginning April 1, 2006, for us.  We are evaluating the impact of SFAS No. 123(R) and expect that we will record non-cash compensation expenses.  The adoption of SFAS No. 123(R) is not expected to have a significant effect on our financial condition or cash flows, but is expected to have a negative effect on the reporting of our results of operations.

In December 2004, the FASB issued FASB Staff Position No. FAS 109-1 (FSP FAS 109-1), “Application of FASB Statement No. 109, Accounting for Income Taxes, for the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004.”  FSP FAS 109-1 clarifies that the deduction will be treated as a “special deduction” as described in SFAS No. 109, “Accounting for Income Taxes.”  As such, the special deduction has no effect on deferred tax assets and liabilities existing at the date of enactment.  The impact of the deduction will be reported in the period in which the deduction is claimed.  We do not believe that this pronouncement will have a material effect on our consolidated financial statements.

In December 2004, the FASB issued the SFAS No. 153, “Exchange of Nonmonetary Assets, and An Amendment of APB Opinion No. 29.”  SFAS No 153 addresses the measurement of exchanges of nonmonetary assets.  SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, Accounting for Nonmonetary Transactions, and replaces it with an exception for exchanges that do not have commercial substance.  SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  The provisions of SFAS No. 153 shall be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005.  Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date this Statement is issued.  The provisions of this Statement shall be applied prospectively.  We do not believe that this pronouncement will have a material effect on our consolidated financial statements.

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

ITEM 7A.                                         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Fluctuations.  At March 31, 2005, we had no outstanding borrowings subject to variable interest rates. We do not use derivatives to manage interest rate risk.  Our interest rate exposure is linked to the prime rate and LIBOR.  We believe that moderate changes in the prime rate or LIBOR would not materially affect our operating results or financial condition.

Foreign Exchange Rate Fluctuations.  At March 31, 2005, approximately $48,000 of our accounts receivable related to international distribution and were denominated in foreign currencies subject to future foreign exchange rate risk.  We distribute some of our licensed DVD and VHS programming internationally through subdistributors and sublicensees.  Additionally, we exploit international broadcast rights to our licensed entertainment programming.  We believe that moderate changes in the foreign exchange rates for those agreements denominated in foreign currencies will not materially affect our operation results or financial condition.  For example, a 10% change in exchange rates would result in an approximate $5,000 impact on pretax income (loss) based upon those outstanding receivables at March 31, 2005.  Although our Sony BMG and Digital Site sublicense agreements are U.S. Dollar denominated, with these parties reporting to us and paying us in U.S. Dollars, the underlying Sony BMG sales transactions are in Euros and the underlying Digital Site sales transactions are in Yen.  Should the U.S. Dollar strengthen compared to either the Euro or the Yen, our sublicensees’ reported royalties to us on a title-by-title basis and in the aggregate would decline, assuming consistent unit sales, and thus reduce our revenues recognized.  To date, we have not entered into foreign currency exchange contracts.

ITEM 8.                                                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Reports of Independent Registered Public Accounting Firms

Consolidated Balance Sheets at March 31, 2005 and 2004

Consolidated Statements of Operations for the years ended March 31, 2005, 2004 and 2003

Consolidated Statements of Shareholders’ Equity for the years ended March 31, 2005, 2004 and 2003

Consolidated Statements of Cash Flows for the years ended March 31, 2005, 2004 and 2003

Notes to Consolidated Financial Statements

Schedule II – Valuation and Qualifying Accounts for the years ended March 31, 2005, 2004 and 2003

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Image Entertainment, Inc.

Chatsworth, California

We have audited the accompanying consolidated balance sheet of Image Entertainment, Inc. as of March 31, 2005 and the related consolidated statements of operations, shareholders’ equity and cash flows for the year then ended.  We also have audited the schedule as listed in the accompanying index.  These consolidated financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Image Entertainment, Inc. as of March 31, 2005, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.

/s/ BDO SEIDMAN LLP

Los Angeles, California
June 14, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Image Entertainment, Inc.:

We have audited the consolidated balance sheet of Image Entertainment, Inc. and subsidiaries as of March 31, 2004 and the related consolidated statements of operations, shareholders equity, and cash flows for each of the years in the two-year period ended March 31, 2004.  In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II as of and for each of the years in the two-year period ended March 31, 2004.  These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Image Entertainment, Inc. and subsidiaries as of March 31, 2004, and the results of their operations and their cash flows for each of the years in the two-year period ended March 31, 2004 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

On April 1, 2002, the Company adopted Financial Accounting Standards Board Statement No. 142, Accounting for Goodwill.

/s/ KPMG LLP

Los Angeles, CA
June 25, 2004

CONSOLIDATED BALANCE SHEETS

March 31, 2005 and 2004

ASSETS

(In thousands)	2005	2004
Current assets:
Cash and cash equivalents	$6,339	$540
Accounts receivable, net of allowances of $8,646 – 2005; $7,413 – 2004	22,993	21,742
Inventories (Note 6)	15,408	13,725
Royalty and distribution fee advances	8,142	7,540
Prepaid expenses and other assets	803	887
Total current assets	53,685	44,434
Noncurrent inventories, principally production costs (Note 6)	2,189	2,604
Noncurrent royalty and distribution advances	12,563	11,037
Property, equipment and improvements, net (Notes 7 and 10)	6,563	5,782
Other assets	186	275
	$75,186	$64,132

See accompanying notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

March 31, 2005 and 2004

LIABILITIES AND SHAREHOLDERS’ EQUITY

(In thousands, except share data)	2005	2004
Current liabilities:
Accounts payable	$6,175	$8,124
Accrued liabilities	3,300	2,472
Accrued royalties and distribution fees	12,423	9,255
Accrued music publishing fees	4,617	5,196
Deferred revenue (Notes 2 and 5)	5,392	3,360
Revolving credit facility (Notes 8 and 12)	—	10,218
Current portion of long-term debt (Note 9)	1,337	1,592
Current portion of capital lease obligations (Note 9)	109	247
Total current liabilities	33,353	40,464
Long-term debt, less current portion (Note 9)	—	1,224
Capital lease obligations, less current portion (Note 9)	—	109
Total liabilities	33,353	41,797
Commitments and Contingencies (Notes 8, 9, 10 and 11)
Shareholders’ equity (Notes 9 and 12):
Preferred stock, $1 par value, 3,366,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value, 30,000,000 shares authorized; 21,252,000 and 18,268,000 issued and outstanding in 2005 and 2004, respectively	47,513	33,142
Additional paid-in capital	3,774	3,774
Accumulated deficit	(9,454)	(14,581)
Net shareholders’ equity	41,833	22,335
	$75,186	$64,132

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended March 31, 2005, 2004 and 2003

(In thousands, except per share data)	2005	2004	2003
NET REVENUES	$118,383	$84,840	$86,929
OPERATING COSTS AND EXPENSES:
Cost of sales	88,435	66,595	66,453
Selling expenses	9,853	6,086	5,944
General and administrative expenses	14,092	12,425	10,527
	112,380	85,106	82,924
EARNINGS (LOSS) FROM OPERATIONS	6,003	(266)	4,005
OTHER EXPENSES (INCOME):
Interest expense, net	665	818	1,359
Other (Notes 7 and 15)	49	(213)	698
	714	605	2,057
EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	5,289	(871)	1,948
INCOME TAX EXPENSE (Notes 14 and 15)	162	6,244	1,306
EARNINGS (LOSS) FROM CONTINUING OPERATIONS	5,127	(7,115)	642
DISCONTINUED OPERATIONS:
Loss from operations of discontinued retail distribution segment (less applicable income tax benefit of $618 in 2003)	—	(1,742)	(1,096)
Loss on sale of retail distribution segment	—	(699)	—
LOSS FROM DISCONTINUED OPERATIONS	—	(2,441)	(1,096)
EARNINGS (LOSS) BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	5,127	(9,556)	(454)
CUMULATIVE EFFECT OF ACCOUNTING CHANGE, NET OF INCOME TAX BENEFIT OF $2,231	—	—	(3,766)
NET EARNINGS (LOSS)	$5,127	$(9,556)	$(4,220)
NET EARNINGS (LOSS) PER SHARE:
Continuing operations – basic	$.27	$(.39)	$.04
Continuing operations –diluted	$.26	$(.39)	$.04
Discontinued operations – basic and diluted	—	(.13)	(.07)
Cumulative effect of accounting change, net – basic and diluted	—	—	(.22)
Net earnings (loss) – basic	$.27	$(.52)	$(.25)
Net earnings (loss) – diluted	$.26	$(.52)	$(.25)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	19,100	18,250	16,812
Diluted	19,912	18,250	17,002

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Notes 9 and 12)

For the Years Ended March 31, 2005, 2004 and 2003

			Additional
	Common Stock		Paid-In	Accumulated
(In thousands)	Shares	Amount	Capital	Deficit
BALANCES, March 31, 2002	15,828	$29,850	$3,463	$(805)
Issuance of common stock	2,369	2,861	—	—
Issuance of restricted stock units	26	201	—	—
Exercise of options	2	4	—	—
Issuance of stock warrants	—	—	311	—
Net loss	—	—	—	(4,220)

BALANCES, March 31, 2003	18,225	32,916	3,774	(5,025)
Issuance of restricted stock units	20	186	—	—
Exercise of options	23	40	—	—
Net loss	—	—	—	(9,556)

BALANCES, March 31, 2004	18,268	33,142	3,774	(14,581)
Issuance of common stock	2,905	14,198	—	—
Issuance of restricted stock units	10	87	—	—
Exercise of options	36	96	—	—
Return of Aviva investment to member	—	(10)	—	—
Exercise of stock warrant	33	—	—	—
Net earnings	—	—	—	5,127

BALANCES, March 31, 2005	21,252	$47,513	$3,774	$(9,454)

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended March 31, 2005, 2004 and 2003

(In thousands)	2005	2004	2003
CASH FLOWS FROM CONTINUING OPERATING ACTIVITIES:
Net earnings (loss)	$5,127	$(9,556)	$(4,220)
Adjustments to reconcile net loss to net cash provided by (used in) continuing operating activities:
Loss from discontinued operations, net of tax benefit in 2003	—	1,742	1,096
Loss on sale of discontinued retail distribution segment	—	699	—
Cumulative effect of accounting change, net of deferred tax benefit of $2,231	—	—	3,766
Amortization of production costs	4,070	3,957	4,287
Depreciation and other amortization	2,568	2,313	2,314
Amortization of stock warrant and restricted stock units	25	132	394
Provision for lower of cost or market inventory write downs	1,396	766	307
Provision for doubtful accounts, sales returns and other credits	2,036	2,481	1,258
Impairment charge - Las Vegas, Nevada real estate	—	—	322
Loss on disposal of assets	59	7	106
Deferred income taxes – continuing operations	—	6,244	1,030
Changes in assets and liabilities associated with continuing operating activities:
Accounts receivable	(3,287)	(3,769)	(3,382)
Inventories	(2,909)	(1,694)	(333)
Royalty and distribution fee advances	(2,128)	319	(680)
Production cost expenditures	(3,827)	(3,328)	(4,395)
Prepaid expenses and other assets	165	(123)	914
Accounts payable, accrued royalties, fees and liabilities	1,531	2,204	(572)
Deferred revenue	2,032	(477)	3,837
Net cash provided by continuing operating activities	6,858	1,917	6,049
CASH FLOWS FROM CONTINUING INVESTING ACTIVITIES:
Capital expenditures	(3,408)	(2,140)	(1,463)
Net proceeds from sale of land	—	—	5,668
Net cash provided by (used in) continuing investing activities	(3,408)	(2,140)	4,205

See accompanying notes to consolidated financial statements

(In thousands)	2005	2004	2003
CASH FLOWS FROM CONTINUING FINANCING ACTIVITIES:
Borrowings under revolving credit facility	$84,960	$92,874	$106,592
Repayments of borrowings under revolving credit facility	(95,178)	(93,176)	(106,192)
Repayments of long-term debt	(1,479)	(1,591)	(8,487)
Principal payments under capital lease obligations	(248)	(569)	(637)
Issuance of common stock	14,198	—	2,000
Exercise of employee stock option	96	40	3
Net cash provided by (used in) continuing financing activities	2,349	(2,422)	(6,721)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:	5,799	(2,645)	3,533
Cash provided by (used in) discontinued operations	—	513	(1,164)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:	5,799	(2,132)	2,369
Cash and cash equivalents at beginning of year	540	2,672	303
Cash and cash equivalents at end of year	$6,339	$540	$2,672
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$713	$833	$1,481
Income taxes	$175	$6	$10

See accompanying notes to consolidated financial statements

SUPPLEMENTAL DISCLOSURES OF NONCASH OPERATING, INVESTING AND FINANCING ACTIVITIES:

During fiscal 2005, a former financial consultant exercised their warrant to purchase 50,000 shares issued in fiscal 2002 by surrendering approximately 17,000 shares in a cashless exercise, an option in the original warrant agreement.  The value of the original warrant was fully amortized by March 31, 2003.

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

In March 2003, we issued 567,568 shares of our unregistered common stock to retire the remaining $1,050,000 in principal due under the convertible subordinated note payable with Image Investors Co., our largest shareholder.  In connection with the partial conversion of the note, we issued Image Investors Co. a warrant to purchase up to 100,000 shares of our unregistered common stock at $2.04. The fair value of the warrant on the issuance date, $121,000, was calculated using the Black-Scholes valuation model and was recorded as other expenses in the accompanying consolidated statement of operations for fiscal 2003 and additional paid in capital in the accompanying consolidated balance sheets at March 31, 2003.

See accompanying notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.   Basis of Presentation and Summary of Significant Accounting Policies.

Basis of Presentation and Principles of Consolidation.  The accompanying consolidated financial statements include the accounts of Image Entertainment, Inc., its subsidiaries Egami Media, Inc. (fiscal 2005 only), Image Entertainment (UK), Inc. (fiscal 2005 only), DVDPlanet, Inc. (which was dissolved as of December 31, 2004) and Aviva International, LLC (which was dissolved as of December 31, 2004) (collectively, “we,” “our” or “us”).  All significant inter-company balances and transactions have been eliminated in consolidation.  Aviva International, LLC ceased active operations effective December 31, 2002.  DVDPlanet ceased operations in December 2003 subsequent to the sale of substantially all of its assets.  See “Note 4. Discontinued Operations – Sale of DVD Planet”.

Business.  We engage primarily in the domestic acquisition and wholesale distribution of home entertainment content for release on DVD, and in other home entertainment formats, via exclusive license and distribution agreements.  We also distribute our exclusive DVD programming internationally, primarily by relying on sublicensees (particularly Sony BMG), from whom we receive revenues in the form of royalty income.  Exclusive distribution of music content on CD is a growing source of revenues.

Use of Estimates in Preparation of Financial Statements.  The preparation of our consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements.  The significant areas requiring the use of management estimates are related to provisions for lower-of-cost or market inventory write downs, doubtful accounts receivables, unrecouped royalty and distribution fee advances, valuation of deferred taxes, and sales returns.  Although these estimates are based on management’s knowledge of current events and actions management may undertake in the future, actual results may ultimately differ from those estimates.

Cash and Cash Equivalents. Cash and cash equivalents include all cash balances and highly liquid investments with an initial maturity of three months or less. We place our temporary cash investments with high credit quality financial institutions. At times our cash deposits may be in excess of the Federal Deposit Insurance Corporation (FDIC) insurance limit. At March 31, 2005, we had approximately $918,000 in excess of FDIC insured limits.

Fair Value of Financial Instruments.  The carrying amount of our financial instruments, which principally include cash, trade receivables, accounts payable and accrued expenses, approximates fair value due to the relatively short maturity of such instruments.

The fair value of our debt instruments approximate the amount of future cash flows associated with each instrument.  At March 31, 2005 and 2004, the carrying value of all financial instruments was not materially different from fair value, as the fixed rate debt approximates rates currently available to us.

Revenue Recognition.  Revenue is recognized upon meeting the recognition requirements of American Institute of Certified Public Accountants Statement of Position (“SOP”) 00-2, Accounting by Producers or Distributors of Films and Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition.  Revenues from home video distribution are recognized, net of an allowance for estimated returns, as well as related costs, in the period in which the product is available for sale by our customers (at the point that title and risk of loss transfer to the customer, which is generally upon receipt by the customer and in the case of new releases, after “street date” restrictions lapse).  Revenues from domestic and international broadcast licensing and home video sublicensing, as well as associated costs, are recognized when the programming is available to the licensee and other recognition requirements of SOP 00-2 are met.  Fees received in advance of availability, usually in the case of advances received from Sony BMG, Digital Site, other international sublicensees and for broadcast programming, are deferred until earned and all revenue recognition requirements have been satisfied.  As of March 31, 2005, and March 31, 2004, deferred revenue totaled $5,392,000 and $3,360,000, respectively.  Provisions for uncollectible accounts receivable are provided at the time of sale.

Inventories.  Inventories consist primarily of finished products for sale (which are stated at the lower-of-cost or market, with cost being determined on an average cost basis) and unamortized non-recoupable production costs.

Non-Recoupable Production Costs.  The costs to produce licensed content for domestic and international distribution include the cost of converting film prints or tapes into the optical disc format.  Costs also include menu design, authoring, compression, subtitling, closed captioning, service charges related to disc manufacturing, ancillary material production, product packaging design and related services and the overhead of our creative services and production departments.  A percentage of the capitalized production costs is amortized to expense each month based upon:  (i) a projected revenue stream resulting from distribution of new and previously released exclusive programming related to such production costs; and (ii) management’s estimate of the ultimate net realizable value of the production costs.  Estimates of future revenues are reviewed periodically and amortization of production costs is adjusted accordingly.  If estimated future revenues are not sufficient to recover the unamortized balance of production costs, such costs are reduced to their estimated fair value.

Royalty and Distribution Fee Advances, Recoupable Production Advances.  Royalty and distribution fee advances represent fixed minimum payments made to program suppliers for exclusive content distribution rights.  A program supplier’s share of exclusive program distribution revenues is retained by us until the share equals the advance(s) paid to the program supplier plus recoupable production costs.  Thereafter, any excess is paid to the program supplier.  In the event of an excess, we record, as a cost of sales, an amount equal to the program supplier’s share of the net distribution revenues.  Royalty and distribution fee advances are charged to operations as revenues are earned.  Royalty distribution fee advances and recoupable production costs are amortized to expense in the same ratio that current period revenue for a title or group of titles bear to the estimated remaining unrecognized ultimate revenue for that title.  Revenue and cost forecasts are continually reviewed by management and revised when warranted by changing conditions.  When estimates of total revenues and costs indicated that an individual title or group of cross-collateralized titles which we exploit via home entertainment formats such as home video, CD or broadcast, will result in an ultimate loss, an impairment charge is recognized to the extent that capitalized advance royalties and distribution fees and recoupable production costs exceed estimated fair value, based on discounted cash flows, in the period when estimated. Advances for the acquisition of completed films not released or films in development under our agreements with ContentFilm and Dark Horse totaled $517,000 at March 31, 2005.

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

Advertising Costs.  Our advertising expense comprises expenditures related to advertising in trade and consumer publications, product brochures and catalogs, booklets for sales promotion, radio advertising and other promotional costs.  In accordance with SOP 93-7, Reporting on Advertising Costs, we expense advertising costs in the period in which the advertisement first takes place.  Product brochures and catalogs and various other promotional costs are capitalized and amortized over the expected period of future benefit, but generally not exceeding six months.  Our co-op advertising is expensed in accordance with Emerging Issues Task Force (“EITF”) 01-09, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products.  At March 31, 2005 and 2004, our prepaid advertising costs were $151,000 and $224,000, respectively.  For fiscal 2005, 2004 and 2003, advertising and promotion expense was $4,632,000, $2,445,000 and $1,530,000, respectively.

Market Development Funds.  In accordance with EITF 01-09, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products, we classify market development funds, including funds for specific product positioning, deducted from payment for purchases by customers as a reduction to revenues.  The following reductions to consolidated net revenues have been made in accordance with the guidelines of this issue:  $4,530,000 for 2005, $2,437,000 for 2004 and $1,886,000 for 2003.

Allowances Received From Vendors.  In accordance with EITF 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor, we classify consideration received as a reduction in cost of sales in the accompanying statements of operations unless we receive an identifiable benefit in exchange for the consideration or the consideration represents a reimbursement of a specific identifiable cost incurred by us in selling the vendor’s product.

Shipping Income and Expenses.  In accordance with EITF 00-10, Accounting for Shipping and Handling Fees and Costs, we classify amounts billed to customers for shipping fees as revenues, and classify costs related to shipping as cost of sales in the accompanying statements of operations.

Major Customers and Suppliers.  On a consolidated basis, Anderson Merchandisers (who supplies Wal-Mart), Best Buy and AEC One Stop Group accounted for approximately 17%, 12%, and 10%, respectively, of our net revenues for the year ended March 31, 2005.  Best Buy and AEC One Stop accounted for 17% and 12% of fiscal 2004 sales, respectively.  Best Buy and Musicland Group (which was owned by Best Buy through June 16, 2003) together accounted for 21% of fiscal net revenues.  No other customers accounted for more than 10% of net revenues in fiscal 2005, 2004 and 2003.  At March 31, 2005 and 2004, three and two customers, respectively, each of who accounted for more than 10% of our gross accounts receivable, accounted for 42% and 28%, respectively, of our total accounts receivable in the aggregate.

We source substantially all of our DVD replication from Deluxe. Any failure of Deluxe to manufacture and deliver our product in a timely manner and with the same consistent quantity and quality that we and our customers have come to expect may adversely affect our revenues and profits. Additionally, although we believe we have the ability to shift our product manufacturing from Deluxe to another facility should the need arise: we may be adversely affected by the period of time that we would need to direct manufacturing duties to another company.

Goodwill.  In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, and No. 142, Goodwill and other Intangible Assets.  SFAS No. 141 requires that the purchase method be used for all business combinations initiated after June 30, 2001.  SFAS No. 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment.  The amortization of goodwill ceases upon adoption of SFAS No. 142.  We adopted the new rules for measuring the impairment of goodwill and various intangible assets on April 1, 2002.

During our fourth quarter ended March 31, 2002, the carrying value of our acquired goodwill was determined to be impaired pursuant to the new valuation guidelines of SFAS No. 142.  The adoption of SFAS No. 142 resulted in a charge of $3,766,000, or $.22 per diluted share, net of an income tax benefit of $2,231,000.  The impairment charge was recorded as a cumulative effect of a change in accounting principle, net of the income tax benefit, in the accompanying consolidated statement of operations for fiscal 2003.  As a result of this write down, DVDPlanet had no remaining goodwill.  Prior to the adopting the new valuation guidelines of SFAS No. 142, we accounted for goodwill under SFAS No. 121.  Under SFAS No. 121, projected undiscounted cash flows expected from DVDPlanet exceeded the recorded carrying value of DVDPlanet.  Accordingly, we did not have any goodwill in periods subsequent to the impairment.

Long-Lived Assets.  We review for the impairment of long-lived and specific, identifiable intangible assets whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.  An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount.

Prior to the sale of our Las Vegas, Nevada warehouse and distribution facility and adjacent vacant land, we wrote down the net book value of the land and building to approximate the estimated sales price less estimated related transactional costs.  The impairment charge totaled $322,000 and is included as a component of other expenses in the accompanying statement of operations for fiscal 2003.  No impairment charges were recorded during fiscal 2005 and 2004.

Foreign Currency Transactions.  Foreign currency denominated transactions are recorded at the exchange rate in effect at the time of occurrence, and the gains or losses resulting from subsequent translation of the corresponding receivable or payable at current exchange rates are included as a component of other income and expenses in the accompanying statements of operations.

Income Taxes.  We account for income taxes pursuant to the provisions of SFAS No. 109, Accounting for Income Taxes, whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases and the future tax benefits derived from operating loss and tax credit carry forwards.  We provide a valuation allowance on our deferred tax assets when it is more likely than not that such deferred tax assets will not be realized.  We have a valuation allowance against 100% of our net deferred tax assets at March 31, 2005 and 2004.

Earnings per Share.  Basic earnings per share is computed using the weighted average number of common shares outstanding during the period.  Diluted earnings per share is computed using the combination of dilutive common share equivalents and the weighted average shares outstanding during the period.

Comprehensive Income.  Comprehensive income is the change in equity of a business enterprise during a period resulting from transactions and all other events and circumstances from non-owner sources.  We did not have components of comprehensive income during the three years ended March 31, 2005.

Stock Options.  We account for stock options granted to employees in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.  Because the exercise price of all options granted by us was greater than or equal to the market price of the underlying common stock on the date of the grant, no compensation expense was recognized.  Total compensation cost recognized for stock-based employee compensation awards under restricted stock grants, net of cancellations, is added back to our consolidated net loss, and reported in the table below.  Compensation expense related to stock options granted to non-employees is accounted for under SFAS No. 123, Accounting for Stock-Based Compensation, which requires us to recognize an expense based on the fair value of the related awards.  If we had accounted for stock options issued to employees in accordance with SFAS No. 123, its pro forma net earnings (loss) and net earnings (loss) per share would have been reported as follows:

(In thousands, except per share data)	2005	2004	2003

Consolidated net earnings (loss), as reported	$5,127	$(9,556)	$(4,220)
Add: Stock-based employee compensation expense included in the reported consolidated net earnings (loss), net of related tax effects	—	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(455)	(536)	(195)

Pro forma consolidated net loss	$4,672	$(10,092)	$(4,415)

Consolidated net earnings (loss) per share:
As reported
Basic	$.27	$(.52)	$(.25)
Diluted	$.26	$(.52)	$(.25)
Pro forma
Basic	$.24	$(.55)	$(.26)
Diluted	$.23	$(.55)	$(.26)

The fair value of the options at the date of grant was estimated using the Black-Scholes model with the following assumption:

	2005	2004	2003
Expected life (years)	2.5 – 5.0	5.0	5.0
Interest rate	2.76 – 3.88%	3.03 – 3.52%	1.20%
Volatility	60-67%	74-79%	79%
Dividend yield	0.00%	0.00%	0.00%

Recently Issued Accounting Standards.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued revised Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment – an Amendment of FASB Statement Nos. 123 and 95.” SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services or incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments, focusing primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires public entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions) and recognize the cost over the period during which an employee is required to provide service in exchange for the award. In April 2005, the SEC deferred the effective date of SFAS 123(R) so that companies may now adopt its provisions at the beginning of their first annual period beginning after June 15, 2005 (which would be fiscal 2007, beginning April 1, 2006, for us).  We are evaluating the impact of SFAS No. 123(R) and expect that we will record non-cash compensation expenses.  The adoption of SFAS No. 123(R) is not expected to have a significant effect on our financial condition or cash flows but is expected to have a negative effect on the reporting of our results of operations.

In December 2004, the FASB issued FASB Staff Position No. FAS 109-1 (FSP FAS 109-1), “Application of FASB Statement No. 109, Accounting for Income Taxes, for the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004.”  FSP FAS 109-1 clarifies that the deduction will be treated as a “special deduction” as described in SFAS No. 109, “Accounting for Income Taxes.”  As such, the special deduction has no effect on deferred tax assets and liabilities existing at the date of enactment.  The impact of the deduction will be reported in the period in which the deduction is claimed.  We do not believe that this pronouncement will have a material effect on our consolidated financial statements.

In December 2004, the FASB issued the SFAS No. 153, “Exchange of Nonmonetary Assets, An Amendment of APB Opinion No. 29.”  SFAS No 153 addresses the measurement of exchanges of nonmonetary assets.  SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, Accounting for Nonmonetary Transactions, and replaces it with an exception for exchanges that do not have commercial substance.  SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  The provisions of SFAS No. 153 shall be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005.  Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date this Statement is issued.  The provisions of this Statement shall be applied prospectively.  We do not believe that this pronouncement will have a material effect on our consolidated financial statements.

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

Reclassifications.  Some fiscal 2004 and 2003 balances have been reclassified to conform to the fiscal 2005 presentation.

Note 2.   Japan Sublicense Agreement and $2 Million Advance

On October 6, 2004, we entered into an exclusive five-year home video output sublicense agreement with Digital Site Corporation for exclusive distribution of our programming in Japan.  We previously distributed our programming in Japan through sublicense agreements with various third parties on a title-by-title basis.  Some of these sublicense agreements for certain titles remain in force.

Under the terms of the output sublicense agreement, Digital Site is responsible for sales, marketing, manufacturing and distribution in Japan.  The agreement includes our available existing catalogue as well as previously-sublicensed titles as they become available and future new releases through the end of 2009.  The distribution term for each program is five years or the expiration date of our underlying rights, whichever is sooner.  Programming will be marketed and released under the brand, “Image Entertainment Japan,” and the first releases under the agreement occurred in January 2005.

Royalty payments are set at a percentage of suggested retail price, and any overages will be paid after recoupment of the $2 million non-refundable advance received from Digital Site in October 2004.  The advance was recorded as a component of deferred revenue and is recognized as revenue when royalties are earned, as reported to us on a quarterly basis.

Note 3.   Egami Media, Inc. and Opening of London Office

Egami Media, Inc.

On January 1, 2005, we perfected the formation of a new wholly-owned subsidiary, Egami Media, Inc., a Delaware corporation.  We also approved a stock-based incentive compensation plan for our and Egami’s employees, directors and consultants and reserved for issuance under the plan shares of common stock equal to approximately twenty percent of the initially outstanding shares.

We capitalized Egami and entered into an exclusive sublicense and subdistribution agreement granting Egami our rights to exploit video on demand, broadband streaming and digital downloading, amounting to over 1,600 music tracks and over 800 video titles and episodes.  The agreement also grants Egami the digital rights for future titles for which we acquire such rights, subject to Egami contributing a proportionate share of any required advances against rights assigned to Egami, and a limited term in the event of a change in control.  The agreement also allows Egami to utilize our services, including production, information technology and royalty processing, at fair market rates on an as needed and as available basis.

Opening of London Office

In January 2005, we perfected a wholly-owned subsidiary, Image Entertainment (UK), Inc.  On February 7, 2005, Image UK opened a content acquisition office in London, England.  Our Vice President of Programming temporarily relocated to London to become the office’s managing director.  Image UK acts as our exclusive content acquisition agent, and facilitates the securing of licensing and distribution rights from content providers from its overseas headquarters.  Rights acquired with the assistance of Image UK will be held by us.  Additionally, production and distribution services will be performed by our personnel out of our headquarters in Chatsworth, California.  We expect first-year expenses for the leased office, temporarily leased apartment and related expenses, including salaries, to be approximately £17,000 (approximately $30,000) per month.

Note 4.   Discontinued Operations – Sale of DVDPlanet.

On September 23, 2003, our wholly-owned subsidiary DVDPlanet, Inc., sold substantially all of its assets to Planet Entertainment, Inc., a subsidiary of Infinity Resources, Inc. (“Infinity”) for approximately $2,644,000 in net proceeds in connection with the sale: $1,655,000 from the sale of the net assets, and $989,000 in accelerated payments for purchased inventory under the June 2003 fulfillment agreement between DVDPlanet and I-Serve Direct Commerce Services, Inc. (also a subsidiary of Infinity).  We received $2,354,000 on September 23, 2003, ($1,424,000 of which was attributable to the asset sale), and $290,000 in October 2003 ($231,000 of which represented the remaining amount due on the sale).  DVDPlanet’s cash, accounts receivable, accounts payable and accrued expenses on the date of sale were retained by us.  We incurred a loss of approximately $699,000 on the sale of the assets.  We expensed approximately $293,000 in remaining severance-related compensation liability in connection with the sale during the quarter ended December 31, 2003, which is included as a component of the loss from discontinued operations for the year ended March 31, 2004.

The following is summary financial information for our discontinued retail distribution segment for the three years ended March 31, 2005:

(In thousands)	2005	2004	2003

Net revenues	$—	$8,991	$21,264
Pretax loss from discontinued operations	—	(1,742)	(1,714)
Pretax loss from the sale of the retail distribution segment	—	(699)	—
Income tax benefit	—	—	618
Net loss from discontinued operations	$—	$(2,441)	$(1,096)

Note 5.   Transition of International Sales to Sony BMG.

During fiscal 2004, we completed our transition of international distribution of our exclusive DVD programming previously performed by a network of independent subdistributors to BMG Music International Service, GmbH (now known as Sony BMG) under a January 2003 five-year sublicense agreement.

We received a $3.0 million initial royalty advance under the Sony BMG agreement in March 2003, fully recoupable from revenues generated by Sony BMG against quarterly royalties due to us under the agreement.  Based upon actual quarterly sales of our programming in the territories, Sony BMG recoups quarterly royalties from the $3.0 million previously advanced.  Sony BMG provides additional quarterly royalty advances such that for the first three years of the agreement term (through December 31, 2005), the outstanding royalty advance to us at any given time will be a constant $3.0 million.  During the first three quarters of the fourth year of the term (the nine months ending September 30, 2006), Sony BMG will reduce, through recoupment, the outstanding royalty advance to $1.5 million.  Once the entire royalty advance is recouped, Sony BMG will continue to pay quarterly royalties based on revenue generated.  During the fourth quarter of the fourth year (the quarter ending December 31, 2006), Sony BMG may recoup the entire remaining balance of $1.5 million by not re-advancing royalties quarterly.  The agreement contains a formula to pay an additional lesser advance at the beginning of the fifth and final year of the term (calendar 2007) which is to be recouped by Sony BMG during that year.  We must repay any outstanding unrecouped royalty advance within 30 days following the final Sony BMG reporting at the conclusion of Sony BMG’s sell-off period after expiration of the five-year term.  Royalty advances received from Sony BMG are recorded as deferred revenue until earned.  Deferred revenue at March 31, 2005, attributable to Sony BMG was $2,231,000.

To facilitate an orderly transition to Sony BMG from our previous network of independent subdistributors, we contractually elected to purchase any product inventory from our subdistributors (including any of their customer returns) upon the expiration of their respective terms (plus an additional time period to allow for their customer returns) rather than allow the subdistributors to exercise a six-month nonexclusive sell-off period.

Under the Sony BMG agreement, Sony BMG committed to purchase our international DVD inventory, which would include any inventory repurchased from the subdistributors, at our manufacturing price (for disc and case only, excluding booklets and inserts).  We recorded a charge during fiscal 2003 of $174,000, to provide for the difference between the ultimate purchase price of the inventory paid or credited to the subdistributors upon the expiration of their respective terms and the manufacturing cost paid to us by Sony BMG for that inventory.  At March 31, 2003, we accrued for estimated subdistributor returns resulting in a reduction of revenues and gross margin of $831,000 and $278,000, respectively, and accrued for the write-down (to Sony BMG purchase cost) of the inventory to be returned by the subdistributors, as well as inventory held at our Germany-based warehousing agent, representing an incremental charge to cost of sales of $202,000 during the fourth quarter ended March 31, 2003.

Our accounting for international generated revenues differs under the Sony BMG agreement because the revenues are generated under a sublicense agreement, rather than the subdistribution agreements previously in place.  Under our subdistribution agreements, we recorded net revenues based upon the selling price of its programming sold to our distribution network customers.  We recorded as cost of sales the actual manufacturing/packaging cost, shipping cost, royalties/distribution fees and music publishing.  Under the Sony BMG agreement, we record royalty income as revenue based upon royalties we receive from Sony BMG.  Royalty income is recorded in the period in which the product is sold by Sony BMG.  We report as cost of goods sold the royalties or distribution fees accrued to our licensors or program suppliers as calculated against the royalties we receive from Sony BMG.  The majority of international selling and marketing expenses are borne by Sony BMG.  Additionally, Sony BMG is responsible for manufacturing and packaging costs as well as music publishing.

Note 6.   Inventories.

Inventories at March 31, 2005 and 2004, are summarized as follows:

(In thousands)	2005	2004
DVD	$11,112	$10,037
Other	1,616	1,180
	12,728	11,217
Production costs, net	4,869	5,112
	17,597	16,329
Less current portion of inventories	15,408	13,725
Noncurrent inventories, principally non-recoupable production costs	$2,189	$2,604

Non-recoupable production costs are net of accumulated amortization of $12,364,000 and $16,422,000 at March 31, 2005 and 2004, respectively.  We expect to amortize approximately 75% of the March 31, 2005 unamortized production costs by March 31, 2007.

Note 7.   Property, Equipment and Improvements.

Property, equipment and improvements at March 31, 2005 and 2004, are summarized as follows:

(In thousands)	2005	2004
Machinery, equipment and software	$16,934	$15,584
Leasehold improvements	864	791
Other	147	124
	17,945	16,499
Less accumulated depreciation and amortization	11,382	10,717
	$6,563	$5,782

Depreciation and amortization expense for the years ended March 31, 2005, 2004 and 2003 was $2,568,000, $2,313,000 and $2,314,000, respectively.

Sale and Leaseback of Land and Distribution Facility in Fiscal 2003.  On September 3, 2002, we entered into an agreement with Spencer Street Investors, LLC, an affiliate of RDS Investment & Development, LLC, an unrelated real estate developer, to sell and leaseback our Las Vegas, Nevada warehouse and distribution facility and adjacent vacant land.  On November 8, 2002, escrow on the sale closed for approximately 8.11 acres, consisting of our 76,000 square foot warehouse and distribution facility on 4.04 acres, and the adjacent 4.07 acres of vacant land for $6.0 million.  We received net proceeds of approximately $3.0 million, after deducting transactional costs (such as sales commissions and escrow fees, etc.), and approximately $2.7 million was paid to Bank of America in Nevada to retire our revolving credit facility that was secured by the real estate sold.  We wrote down the net book value of the land and building to approximate the sales price less the estimated related transactional costs.  The impairment charge totaled $322,000 and is included as a component of other expenses in the accompanying statement of operations for fiscal 2003.  The gain on the sales transaction was nominal.

On November 8, 2002, we entered into two lease agreements with the buyer: a ten-year building lease for the existing warehouse and distribution facility with three five-year extension options, and a five-year lease for the adjacent vacant land which may be used for future expansion of the warehouse and distribution facility, if necessary.  The monthly rent approximates market rent charged for like properties in the Las Vegas, Nevada area.

Note 8.   Revolving Credit and Term Loan Facilities.

Revolving Credit and Term Loan Facilities.  On September 30, 2004, we amended our credit facility with Wells Fargo Foothill.  The maximum revolving credit availability under the agreement was increased $6 million, from $17 million to $23 million.  Actual borrowing availability under the line remains substantially based upon eligible trade accounts receivable levels.  While the interest rate remains at the prevailing prime rate plus 0.75% (6.50% at March 31, 2005), the interest rate floor was reduced from 5.75% to 5.00%.  An option to borrow at LIBOR plus 3.50% was added.  The maximum capital expenditures limit covenant was increased for fiscal 2005 to $3.25 million plus $359,000 unused from fiscal 2004, from $2.5 million plus the same $359,000.  The capital expenditures covenant maximum was lowered to $2.5 million in fiscal 2006, plus any unused carryover from fiscal 2005.  The term of the agreement was extended two years through December 28, 2007.

At March 31, 2005, we had cash of $6,339,000 and borrowing availability of $17.3 million and $1 million under our revolving credit and term loan facilities, respectively, with Foothill.  Comparatively, at March 31, 2004, we had cash of $540,000 and borrowing availability of $6,245,000 and $1,000,000 under our revolving credit and term loan facilities, respectively.

The agreement imposes restrictions on such items as encumbrances and liens, payment of dividends, other indebtedness, stock repurchases and capital expenditures.  We would need to obtain Foothill’s approval prior to any future debt or equity financing or any corporate acquisitions or investments.  Any outstanding borrowings are secured by our assets.  Our loan agreements with Foothill require us to comply with minimum financial and operating covenants.  Throughout the year ended March 31, 2005, we were in compliance with the financial and operating covenants under the loan agreement, and we believe that we will be able to achieve the minimum covenant requirements for at least the next 12 months.

Note 9.   Long-Term Debt.

Subordinated Note Payable – Ritek Taiwan.  In March 2002, we amended the provisions of our note payable with Ritek Corporation, a Taiwanese Corporation and former parent of Ritek Global Media (now Deluxe Media Services, our exclusive DVD manufacturer).  The amended note is payable in equal monthly installments of approximately $111,000 plus accrued interest at the fixed rate of 6% per annum through its maturity on March 1, 2006.  Outstanding balances under the note are subordinate to all of our senior debt obligations and all replacements and refinancing of such debt.  At March 31, 2005, $1,337,000 was outstanding under the note.

Note Payable to Bank.  On June 28, 2000, we entered into a Business Loan Agreement with Bank of America, N.A. in Nevada for an equipment line of credit.  On September 30, 2001, this line was converted into a note payable.  Outstanding borrowings were repaid in equal monthly installments through February 28, 2005 and bore interest at LIBOR plus 2.50%, per annum, payable monthly.  We repaid this note in full in accordance with its terms in February 2005.

Convertible Subordinated Note Payable.  This debt was repaid in fiscal 2003.  In March 2003, we entered into a Termination and Exchange Agreement with Image Investors Co. (“IIC”), which terminated the September 29, 1997 Credit Agreement.  IIC is our largest shareholder, and is owned and controlled by John W. Kluge and Stuart Subotnick.

The Termination Agreement retired early the remaining balance due under the convertible subordinated note payable to IIC with a combination of cash and our common stock.

To retire the obligation early, we paid $1,500,000 in cash, plus accrued interest of $54,000.  We issued 567,568 shares of our common stock at $1.85 per share to satisfy the remaining $1,050,000 in principal due.  In connection with the partial conversion of the balance due under the note into common stock, we issued IIC a five-year warrant to purchase up to 100,000 more shares at $2.04 per share. The warrant is exercisable beginning one year from its issuance.  The restricted stock will be unregistered and subject to Rule 144 under the Securities Act of 1933, as amended.  IIC will have limited registration rights.  We recorded a charge of $121,000 as a component of other expenses in the accompanying statement of operations for fiscal 2003 for the estimated fair market value of the warrant (valued using the Black-Scholes valuation model).

Long-term debt at March 31, 2005 and 2004, consists of the following:

(In thousands)	2005	2004
Subordinated note payable – Ritek Taiwan	$1,337	$2,561
Note payable to bank	—	255
	$1,337	$2,816
Current portion of long-term debt	$1,337	$1,592

Long-term debt less current portion	$—	$1,224

Note 10. Capital Lease Obligations.

Our July 2001 capital lease agreement with General Electric Capital Corporation bears interest at a fixed 7.58% per annum, payable monthly, and expires September 2005.  At March 31, 2005, $109,000 was outstanding under the lease.

Machinery and equipment under capital leases at March 31, 2004 and 2003, are summarized as follows:

(In thousands)	2005	2004
Machinery, equipment and software	$915	$915
Less accumulated depreciation and amortization	781	583
	$134	$332

Future minimum lease payments by year at March 31, 2005, for property under capital leases are as follows:

(In thousands)	2006
Total minimum lease payments	$111
Less amount representing interest at 7.58%	2
Present value of minimum lease payments	109
Less current portion	109
Noncurrent portion	$—

Note 11. Commitments and Contingencies.

Operating Leases.

New Corporate Offices.  On January 7, 2004, we entered into a corporate office lease starting July 1, 2004, for approximately 62,000 square feet in a multi-tenant building in Chatsworth, California.  The initial cost of the office space was $1.23 per square foot on a gross basis and increases approximately 3% annually.  The lease has an initial 10-year term with two five-year options.

We also lease our 76,000 square foot warehouse and distribution facility located in Las Vegas, Nevada. The monthly rent is approximately $39,000, subject to annual adjustment based on increases in the consumer price index, and the lease will terminate on November 4, 2012. In addition, we lease approximately 4.07 acres of adjacent vacant land in the event we need to expand our current warehouse and distribution facility. The monthly rent is approximately $9,000 and the lease will terminate on November 4, 2007. Beginning in January 2004, we leased an additional 10,000 square foot warehouse storage space in Las Vegas, Nevada for a monthly rent of approximately $5,000 for a term of two years.

Future minimum annual rental payments by year under operating leases at March 31, 2005, are approximately as follows:

Fiscal	Amount
(In thousands)
2006	$1,607
2007	1,573
2008	1,615
2009	1,658
2010	1,701
Thereafter	6,399
$14,553

Rent expense was $1,455,000, $911,000 and $562,000 for fiscal 2005, 2004, and 2003, respectively.

Lease Guarantee.  In connection with the asset sale of DVDPlanet, Planet Entertainment assumed the obligations under DVDPlanet’s leases for its retail store and various other liabilities related to the assets being acquired and its parent Infinity Resources guaranteed Planet Entertainment’s obligations.  We remain a guarantor in the event that Planet Entertainment and Infinity default on their financial obligations under the lease.  The remaining payments under the lease total approximately $491,000 through December 2007.

Employment Contracts.  Future contractual obligations under employment contracts totaled $1,199,000 and $1,173,000 for fiscal years ending March 31, 2006 and 2007, respectively.

Other.  At March 31, 2005, our future obligations by year for royalty advances, minimum royalty guarantees and exclusive distribution fee guarantees under the terms of our existing licenses and exclusive distribution agreements, respectively, are as follows:

Fiscal	Amount
(in thousands)
2006	$12,414
2007	3,455
2008	288
$16,157

Legal Proceedings.  In the normal course of business, we are subject to proceedings, lawsuits and other claims, including proceedings under government laws and regulations relating to employment and tax matters.  While it is not possible to predict the outcome of these matters, it is the opinion of management, based on consultations with legal counsel, that the ultimate disposition of known proceedings will not have a material adverse impact on our financial position, results of operations or liquidity.

Note 12. Shareholders’ Equity.

Private Placement of Image Common Stock

On December 20, 2004, we sold 2,904,763 shares of our common stock at $5.25 per share for gross proceeds of $15.25 million, in a private placement.  We also issued three-year warrants to the investors to purchase up to 726,189 shares at $6.56 per share.  The warrants may be exercised for cash beginning June 20, 2005.  The expenses of the private placement were approximately $1,052,000, which includes the cash fee paid to our exclusive placement agent, and legal, accounting and other related expenses.  We also issued the placement agent a three-year warrant to purchase up to 58,095 shares of common stock on the same terms as the investors, except this warrant includes a cashless exercise provision.  We used the net proceeds of the transaction to pay down outstanding obligations under our credit facility with Wells Fargo Foothill, Inc.  The remaining proceeds will be used for working capital and general corporate purposes, including content acquisition.

Stock Awards, Options and Warrants

In September 2004, our shareholders approved an incentive compensation plan (the “2004 Plan”) pursuant to which an additional 1,000,000 shares of our common stock were made available for annual incentive and specific performance awards, including options.  The 2004 Plan provides for awards to our employees and directors.  Options (incentive as well as non-qualified), restricted stock units, stock appreciation rights, performance share awards, stock bonuses and stock units can be awarded under the 2004 Plan.  The limitation on overall number of shares of stock reserved and available for delivery in connection with awards under the 2004 Plan shall be the sum of 1,000,000 shares above, plus the number of shares with respect to awards previously granted under the 2004 Plan that terminate without being exercised, expire, are forfeited or canceled, and the number of shares of stock that are surrendered in payment of any awards, or any tax withholding with regard thereto.  The 2004 Plan requires that the exercise price for any incentive or non-qualified option be at least 100% of the closing price of our common stock on the date such option is granted.

The maximum term allowed for an option is 10 years and a stock unit shall either vest or be forfeited not more than 10 years from the date of grant.

In July 1999 and 1998 an aggregate 91,662 and 88,359, respectively, restricted stock units were granted to our officers under our 1998 incentive plan.  These grants vested annually in increments of 20% over the five-year period commencing June 30, 2000 and 1999, respectively.  There were no restricted stock units granted to officers during fiscal 2001 through 2005.  These restricted stock units were payable solely in shares.  We amortized the total value of the restricted stock units on the date of grant ($622,000 for the fiscal 2000 grant and $592,000 for the fiscal 1999 grant) ratably over the five-year vesting period as compensation expense.  Compensation expense relating to these stock units for fiscal 2005, 2004 and 2003 was approximately $25,000, $132,000, and $195,000, respectively.

In October 2001, 2000 and 1999, the automatic annual awards to the Board of Directors aggregating 6,720 restricted stock units for each year were granted.  These restricted stock units were paid in shares.  We amortized the total value of the restricted stock units on the date of the grant ratably over the one-year vesting period as compensation expense ending in fiscal 2003.  Compensation expense relating to these restricted stock units for fiscal 2005, 2004 and 2003 was approximately none, none and $6,000, respectively.

Stock option transactions, including our former plans, for the three years ended March 31, 2005, are as follows:

(In thousands, except per share data)	Shares	Per Share Price Range	Weighted Average Price Per Share
Outstanding, March 31, 2002	1,622	1.75-9.75	5.124
Granted	156	1.68-1.78	1.767
Exercised	(2)	1.75	1.750
Canceled	(17)	1.75-9.75	7.595
Outstanding, March 31, 2003	1,759	1.68-8.75	4.806
Granted	45	2.256-2.96	2.655
Exercised	(23)	1.75	1.750
Canceled	(184)	1.68-7.94	5.143
Outstanding, March 31, 2004	1,597	1.68-8.75	4.752
Granted	1,156	3.74-5.43	3.98
Exercised	(36)	1.68-3.75	2.64
Canceled	(273)	1.75-8.75	6.88
Outstanding, March 31, 2005	2,444	1.68-7.94	4.18

Of the options reflected as outstanding on March 31, 2005, options to purchase approximately 1,339,000 shares of common stock were exercisable.  At March 31, 2005, there were approximately 276,000 shares of common stock available for new awards, including stock options, to our directors and employees.

The following table summarized significant ranges of outstanding and exercisable options at March 31, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
	(In thousands)			(In thousands)
Under $2.00	452	7.0	$1.757	408	$1.755
$2.01 to $4.00	1,333	8.4	3.739	440	3.697
$4.01 to $6.00	200	8.9	5.072	33	5.369
$6.01 to $8.00	459	1.7	7.127	459	7.127
	2,444			1,340

The following table summarized significant ranges of outstanding and exercisable warrants at March 31, 2005:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Shares		Weighted Average Exercise Price
	(In thousands)			(In thousands)
$1.22	270	2.50	$1.22	270		$1.22
$2.04 to $2.58	200	2.25	2.23	200		2.23
$6.56	784	2.72	6.56	—	*	—
	1,254			470

* The warrants for 784,000 shares with an exercise price of $6.56 will be exercisable beginning June 20, 2005.

Warrant Issued to IIC in Fiscal 2003

See “Note 9.  Long-Term Debt – Convertible Subordinated Note Payable.”

Private Placement of Common Stock and Warrant in Fiscal 2003

On September 25, 2002, we sold $2.0 million of our common stock to Standard Broadcasting Corporation Limited in a private placement.  Standard Broadcasting is the largest privately-owned multi-media company in Canada.  Video One, a wholly-owned subsidiary of Standard Broadcasting and the parent company of VidCanada, is Canada’s largest distributor of pre-recorded home entertainment programming, including DVD, VHS and video games.  VidCanada is our exclusive distributor of home entertainment programming in Canada.  Contemporaneous with the private placement, we extended the term of VidCanada’s exclusive distribution agreement from June 2003 to October 2007.

The $2.0 million transaction represented a purchase of 1,801,315 shares of our common stock at $1.11 per share, the closing price on September 10, 2002.  Additionally, we issued Standard Broadcasting a five-year warrant to purchase up to 270,198 additional shares at $1.22 per share.  The fair value of the warrant, using the Black-Scholes valuation model, is $189,000 and was recorded in shareholders’ equity as part of the $2.0 million net proceeds.

In August 2004, Standard Broadcasting sold Video One, including VidCanada, to Canadian-based ROW Entertainment.

Note 13. Net Earnings (Loss) per Share Data.

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net earnings (loss) per share for the three years ended March 31, 2005:

(In thousands, except per share data)	2005	2004	2003

Earnings (loss) from continuing operations	$5,127	$(7,115)	$642
Loss from discontinued operations	—	(2,441)	(1,096)
Earnings (loss) before cumulative effect of accounting change	5,127	(9,556)	(454)
Cumulative effect of accounting change, net of tax benefit	—	—	(3,766)
Net earnings (loss) – basic numerator	$5,127	$(9,556)	$(4,220)
Interest, net of taxes, on assumed conversion of dilutive security	—	—	—
Net earnings (loss) – diluted numerator	$5,127	$(9,556)	$(4,220)
Weighted average common shares outstanding – basic denominator	19,100	18,250	16,812
Effect of dilutive securities	812	—	190
Weighted average common shares outstanding – diluted denominator	19,912	18,250	17,002
Basic and diluted net earnings (loss) per share:
Continuing operations	$.27	$(.39)	$.04
Discontinued operations	.26	(.13)	(.07)
Basic and diluted earnings (loss) per share before cumulative effect of an accounting change	$.27	$(.52)	$(.03)
Cumulative effect of an accounting change, net of tax benefit	—	—	(.22)
Basic net earnings (loss) per share	.27	(.52)	(.25)
Diluted net earnings (loss) per share	$.26	$(.52)	$(.25)

Outstanding common stock options and warrants not included in the computation of diluted net earnings (loss) per share totaled 1,443,000, 1,079,000 and 1,480,000, respectively, for the years ended March 31, 2005, 2004 and 2003.  For fiscal 2005, 2004 and 2003, they were excluded as their effect would be antidilutive.  The common shares underlying the convertible subordinated note payable were excluded in fiscal 2003 because the assumed conversion would be antidilutive.

Note 14. Income Taxes.

Income tax expense (benefit), including the benefits attributable to discontinued operations and the cumulative effect of accounting change, for the years ended March 31, 2005, 2004 and 2003, are summarized as follows:

(In thousands)	2005	2004	2003
Current
Federal	$54	$—	$(9)
State	30	—	4
Foreign	78	—	280
	162	—	275
Deferred
Federal	—	5,593	1,022
State	—	651	9
	—	6,244	1,031
Total Tax Expense	—	6,244	1,306

Discontinued Operations
Current
Federal	—	—	—
State	—	—	—
Foreign	—	—	—
	—	—	—

Deferred
Federal	—	—	(535)
State	—	—	(83)
	—	—	(618)
Total Tax Benefit	—	—	(618)

Cumulative Effect – Accounting Change
Deferred
Federal	—	—	(2,039)
State	—	—	(192)
Total Tax Benefit	—	—	(2,231)

Total Tax Expense (Benefit)	$162	$6,244	$(1,543)

The tax effects of temporary differences that give rise to a significant portion of the net deferred tax assets at March 31, 2005 and 2004, are presented below:

(In thousands)	2005	2004
Deferred tax assets:
Provision for lower of cost or market inventory write downs	$797	$406
Net operating loss carry forwards	2,369	6,061
Allowance for sales returns	1,055	325
Allowance for doubtful accounts receivable	121	373
Tax credits	1005	738
Other	547	410
Deferred tax assets	5,894	8,313
Less valuation allowance	(5,406)	(7,987)
Net deferred tax assets	488	326

Deferred tax liabilities:
Depreciation and amortization	235	300
Write downs of royalty advances	253	—
Other	488	26
Deferred tax liabilities	—	326
Net deferred tax assets	$—	$—

SFAS No. 109 requires that we assess the likelihood that our deferred tax assets are realizable, and to the extent that it is more likely than not that all, or a portion, of such deferred tax assets will not be realized, a valuation allowance, increasing tax expense for the year, must be established.

In assessing the realizability of a deferred tax asset, Statement of Financial Accounting Standards (SFAS) No. 109 requires that all available evidence, both positive and negative, be considered to determine whether, based on the weight of that evidence, a valuation allowance is needed.  SFAS No. 109 further provides that “cumulative losses in recent years” are significant pieces of negative evidence to overcome when determining whether it is “more likely than not” that the recorded deferred tax assets will be realized in the future by reducing future income taxes payable.  Such cumulative losses from prior years must be considered on a pretax consolidated basis from all operations.  In addition to fiscal 2004 pretax losses for both continuing and discontinued operations, we also incurred aggregate net pretax losses for fiscal years 2003 and 2002.  Accordingly, during fiscal 2004 we established a valuation allowance against 100% of our net deferred tax assets, which were composed primarily of operating loss carry forwards, resulting in a fiscal 2004 tax expense of $6,244,000.  The valuation allowance was recorded in the third quarter of fiscal 2004 primarily as a result of operating losses sustained during our normally seasonally strong third quarter as well as its then-expected impact on the full fiscal year results of operations.

Although for fiscal 2005 we had pretax earnings of $5,289,000, we have not had a strong earnings history.  We enjoyed the benefits of a strong schedule of new DVD and CD releases during fiscal 2005 which we will be challenged to duplicate or exceed in fiscal 2006.  We continue to maintain a 100% valuation allowance against our net deferred tax assets at March 31, 2005, due to the following factors:

(1)                    we had a pretax loss for fiscal 2004

(2)                    we had an accumulated deficit at March 31, 2005

(3)                    a significant portion (approximately 21%) of our fiscal 2005 revenues, and by extension, fiscal 2005 profitability, was generated by only five titles

Even though we have fully reserved our net deferred tax assets, we would still be able to utilize them to reduce future income taxes payable, should we have future earnings.  To the extent such deferred tax assets relate to NOL carry forwards, the ability to use such NOLs against future earnings will be subject to applicable carry forward periods.

As of March 31, 2005, we had net operating loss carry forwards for Federal and state income tax purposes of $6,694,000 and $1,603,000, respectively, which are available to offset future taxable income through 2024 and 2014, respectively.

Expected income tax expense (benefit) based on Federal statutory rates for the three years ended March 31, 2005 differed from actual tax expense (benefit) as follows:

(In thousands, except per share data)	2005	2004	2003
Expected income tax benefit	$1,798	$(1,126)	$(1,959)
State income taxes, net of Federal benefit	128	2	(174)
Change in valuation allowance	(1,894)	7,422	551
Non-deductible expenses	51	26	25
Other	79	(80)	14
	$162	$6,244	$(1,543)

Note 15. Other Items – Statement of Operations

Fourth Quarter Adjustments.

Fiscal 2005.  During the fourth quarter we reduced estimated publishing liabilities relating to our international distribution of DVD’s through subdistributors.  Approximately $499,000 was recorded as a non-recurring, noncash, pretax credit to cost of sales in the accompanying consolidated statement of operations for fiscal 2005.  Our joint venture Aviva International, LLC recently dissolved and Sony BMG is responsible for publishing for the European territories under our sublicense agreement.

Fiscal 2004.  None.

Fiscal 2003.  In March 2003, we accrued for estimated subdistributor returns resulting in a reduction of revenues and gross margin of $346,000 and $116,000, respectively, during the fourth quarter ended March 31, 2003, and for the write-down (to Sony BMG purchase cost) of the inventory to be returned by the subdistributors representing an incremental charge to cost of sales of $202,000 during the fourth quarter ended March 31, 2003.

During the fourth quarter of fiscal 2003, we revised our operating projections as a result of recent changes to our revenues.  As a result of the revised projections, it was determined that a valuation allowance was required on some tax credits expiring within five years.

Note 16. Employee Benefit Plan.

We have a 401(k) savings plan covering substantially all of our employees.  Eligible employees may contribute through payroll deductions.  We match employees’ contributions at the rate of 50% of the first 4% of salary contributed.  Our 401(k) savings plan matching expenses for fiscal 2005, 2004 and 2003 were $143,000, $149,000 and $125,000, respectively.

Note 17. Segment Information.

In accordance with the requirements of SFAS No. 131, Disclosures about Segments of and Enterprises and Related Information, selected financial information regarding our reportable business segments, domestic and international, are presented below.  Domestic wholesale distribution of home entertainment programming on DVD accounted for approximately 85% of our net revenue for fiscal 2005, 84% for fiscal 2004 and 80% for fiscal 2003.  Management currently evaluates segment performance based primarily on net revenues, operation costs and expenses and income (loss) before income taxes.  Interest income and expense is evaluated on a consolidated basis and not allocated to our business segments.

For the Year Ended March 31, 2005:

	2005
(In thousands)	Domestic	International	Inter-segment Eliminations	Consolidated
NET REVENUES	$113,219	$5,164	$—	$118,383
OPERATING COSTS AND EXPENSES	108,274	4,106	—	112,380
EARNINGS (LOSS) FROM OPERATIONS	4,945	1,058	—	6,003
OTHER EXPENSES (INCOME)	735	15	(36)	714
EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	$4,210	$1,043	$36	$5,289

For the Year Ended March 31, 2004:

	2004
(In thousands)	Domestic	International	Inter-segment Eliminations	Consolidated
NET REVENUES	$78,370	$6,470	$—	$84,840
OPERATING COSTS AND EXPENSES	79,169	5,937	—	85,106
EARNINGS (LOSS) FROM OPERATIONS	(799)	533	—	(266)
OTHER EXPENSES (INCOME)	818	(67)	(146)	605
EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	$(1,617)	$600	$146	$(871)

For the Year Ended March 31, 2003:

	2003
(In thousands)	Domestic	International	Inter-segment Eliminations	Consolidated
NET REVENUES	$77,484	$9,445	$—	$86,929
OPERATING COSTS AND EXPENSES	73,304	9,620	—	82,924
EARNINGS (LOSS) FROM OPERATIONS	4,180	(175)	—	4,005
OTHER EXPENSES (INCOME)	1,784	(300)	573	2,057
EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	$2,396	$125	$(573)	$1,948

	As of March 31,
(In thousands)	2005	2004
TOTAL ASSETS:
DOMESTIC	$74,431	$62,638
INTERNATIONAL	755	1,494
CONSOLIDATED TOTAL ASSETS	$75,186	$64,132

Note 18. Quarterly Financial Data.  (Unaudited)

Summarized quarterly consolidated financial data for fiscal 2005 and 2004 is as follows:

	Quarter Ended
	June 30,		September 30,			December 31,			March 31,
(In thousands, except per share data)	2004	2003	2004	2003		2004	2003		2005		2004

Net revenues	$26,541	$15,164	$28,556	$20,316		$34,391	$22,791		$28,895		$26,569
Earnings (loss) from continuing operations before income tax	911	(1,401)	1,244	(55)		2,001	(388)		1,133	(2)	973
Earnings (loss) from continuing operations net of tax	890	(893)	1,215	(35)		1,955	(7,160	)(4)	1,067		973
Loss from discontinued operations, net of taxes (for June and Sept. quarters only)	—	(301)	—	(999	)(3)	—	(1,141	)(4)	—		—
Net earnings (loss)	$890	$(1,194)	$1,215	$(1,034)		$1,955	$(8,301)		$1,067		$973
Net earnings (loss) per share:
Continuing operations – basic	$.05	$(.05)	$.07	$(.00)		$.10	$(.39)		$.05		$.05
Continuing operations – diluted	$.05	$(.05)	$.06	$(.00)		$.10	$(.39)		$.05		$.05
Loss from discontinued operations – basic and diluted	—	(.02)	—	(.06)		—	(.06)		—		—
Net earnings (loss) per share(1) –
Basic	$.05	$(.07)	$.07	$(.06)		$.10	$(.45)		$.05		$.05
Diluted	$.05	$(.07)	$.06	$(.06)		$.10	$(.45)		$.05		$.05
Weighted average common shares used in computation of net earnings (loss) per share
Basic	18,268	18,225	18,278	18,248		18,642	18,262		21,244		18,266
Diluted	18,588	18,225	18,697	18,248		19,746	18,262		22,373		18,795

(1)          Net earnings (loss) per share are computed independently for each of the quarters represented in accordance with SFAS No. 128.  Therefore, the sum of the quarterly net earnings (loss) per share may not equal the total computed for the fiscal year or any cumulative interim period.

(2)          Includes $499,000 in a non-recurring noncash credits relating to the discontinuation of our international distribution of DVDs through subdistributors.

(3)          Includes loss on sale of DVDPlanet of $447,000 (less income tax benefit of $252,000)

(4)          Includes income tax expense of $6,772,000 allocated to continuing operations and $732,000 allocated to discontinued operations as a result of establishing a valuation allowance against 100% of our deferred tax assets.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.                    CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports.

There have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of this most recent evaluation.

ITEM 9B.                    OTHER INFORMATION

None.

PART III

The information required by Items 10 through 14 of Part III is incorporated by reference from Item 1 of this report and from our proxy statement that will be mailed to shareholders in connection with our 2005 annual meeting of shareholders.

PART IV

ITEM 15.                                              EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)                                  THE FOLLOWING DOCUMENTS ARE FILED AS A PART OF THIS REPORT.

1.	Financial Statements:
Reports of Independent Registered Public Accounting Firms
Consolidated Balance Sheets at March 31, 2005 and 2004
Consolidated Statements of Operations for the years ended March 31, 2005, 2004 and 2003
Consolidated Statements of Shareholders’ Equity for the years ended March 31, 2005, 2004 and 2003
Consolidated Statements of Cash Flows for the years ended March 31, 2005, 2004 and 2003
Notes to Consolidated Financial Statements

2.	Financial Statement Schedule:
Schedule II – Valuation and Qualifying Accounts

3.	Exhibits:

2.1

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

10.2

Amendment No. 10, effective as of December 31, 2003, to Loan and Security Agreement, dated as of December 28, 1998, by and between Image and Wells Fargo Foothill, Inc. (formerly known as Foothill Capital Corporation).  Filed as Exhibit 10.1 to Image’s Form 10-Q for the quarter ended December 31, 2003, and incorporated by reference herein.

10.3

Amendment No. 11, effective as of March 31, 2004, to Loan and Security Agreement, dated as of December 28, 1998, by and between Image and Wells Fargo Foothill, Inc. (formerly known as Foothill Capital Corporation).  Filed as Exhibit 10.33(k) to Image’s Form 10-K for the fiscal year ended March 31, 2004, and incorporated by reference herein.

10.4	Amendment No. 12, effective as of September 30, 2004, to Loan and Security Agreement, dated as of December 28, 1998, by and between Image and Wells Fargo Foothill, Inc. (formerly known as

Foothill Capital Corporation). Filed as Exhibit 10.1 to Image’s Form 10-Q for the quarter ended September 30, 2004, and incorporated by reference herein.

10.5

Termination and Exchange Agreement entered into on March 24, 2003, effective as of March 14, 2003, between Image and Image Investors Co.  Filed as Exhibit 99.1 to Image’s Form 8-K dated March 24, 2003, and incorporated by reference herein.

10.6	Form of Warrant, dated March 24, 2003, between Image and Image Investors Co. Filed as Exhibit 99.2 to Image’s Form 8-K dated March 24, 2003, and incorporated by reference herein.

10.7†

Employment Agreement, dated as of April 1, 2004, between Image and Martin W. Greenwald.  Filed as Exhibit 10.42 to Image’s Form 10-K for the fiscal year ended March 31, 2004, and incorporated by reference herein.

10.8†

Amendment No. 1, dated as of June 1, 2004, to Employment Agreement, dated as of April 1, 2004, by and between Image and Martin W. Greenwald.  Filed as Exhibit 10.42(a) to Image’s Form 10-K for the fiscal year ended March 31, 2004, and incorporated by reference herein.

10.9†

Employment Agreement, dated as of April 1, 2004, between Image and David Borshell.  Filed as Exhibit 10.43 to Image’s Form 10-K for the fiscal year ended March 31, 2004, and incorporated by reference herein.

10.10†

Employment Agreement, dated as of April 1, 2004, between Image and Jeff Framer.  Filed as Exhibit 10.44 to Image’s Form 10-K for the fiscal year ended March 31, 2004, and incorporated by reference herein.

10.11	Form of Purchase Agreement, dated December 20, 2004, between Image and investors. Filed as Exhibit 99.1 to Image’s Form 8-K dated December 21, 2004, and incorporated by reference herein.

10.12	Form of Warrant, dated December 20, 2004, between Image and investors. Filed as Exhibit 99.2 to Image’s Form 8-K dated December 21, 2004, and incorporated by reference herein.

10.13†	Image’s 2004 Incentive Compensation Plan. Filed as Exhibit A to Image’s Notice of Annual Meeting and Proxy Statement dated July 29, 2004, and incorporated herein by this reference.

10.14†*	2005 Incentive Compensation Plan of Egami Media, Inc.

14.1	Code of Ethics Policy, dated November 1, 2003. Filed as Exhibit 10.45 to Image’s Form 10-K for the fiscal year ended March 31, 2004, and incorporated by reference herein.

16.1	Letter from KPMG, LLP dated October 12, 2004. Filed as Exhibit 16.1 to Image’s Form 8-K dated October 12, 2004, and incorporated by reference herein.

21*	Subsidiaries of the Registrant.

23.1*	Consent Letter of BDO Seidman LLP, Independent Registered Public Accounting Firm.

23.2*	Consent Letter of KPMG LLP, Independent Registered Public Accounting Firm.

31.1*	Certification by the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification by the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification by the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*   Exhibit(s) not previously filed with the Securities and Exchange Commission.

†   Management Contracts, Compensatory Plans or Arrangements.

SCHEDULE II

– Valuation and Qualifying Accounts –

For the Years Ended March 31, 2005, 2004 and 2003

	Allowance for Doubtful Accounts
(In thousands)	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Amounts Written-Off	Balance at End of Year

For the Year Ended March 31, 2005:	$1,002	$41	$(803)	$240

For the Year Ended March 31, 2004:	$1,020	$72	$(90)	$1,002

For the Year Ended March 31, 2003	$1,474	$108	$(562)	$1,020

	Allowance for Sales Returns
(In thousands)	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Amounts Written-Off	Balance at End of Year

For the Year Ended March 31, 2005:	$6,411	$30,457	$(28,462)	$8,406

For the Year Ended March 31, 2004:	$5,050	$20,091	$(18,730)	$6,411

For the Year Ended March 31, 2003	$3,900	$17,486	$(16,336)	$5,050

Reconciliation to Consolidated Balance Sheets

	At March 31,
(In thousands)	2005	2004
Allowance for Doubtful Accounts:
Balance at End of Year	$240	$1,002
Allowance for Sales Returns:
Balance at End of Year	8,406	6,411
Allowances	$8,646	$7,413

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMAGE ENTERTAINMENT, INC.
A California corporation

Dated: June 16, 2005	/s/ MARTIN W. GREENWALD
MARTIN W. GREENWALD
Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: June 16, 2005	/s/ MARTIN W. GREENWALD
MARTIN W. GREENWALD
Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

Dated: June 16, 2005	/s/ JEFF M. FRAMER
JEFF M. FRAMER
Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: June 16, 2005	/s/ IRA EPSTEIN
IRA EPSTEIN
Director

Dated: June 16, 2005	/s/ GARY HABER
GARY HABER
Director

Dated: June 16, 2005	/s/ M. TREVENEN HUXLEY
M. TREVENEN HUXLEY
Director

Dated: June 16, 2005	/s/ ROBERT J. MCCLOSKEY
ROBERT J. MCCLOSKEY
Director