Form 10-Q
period 2005-06-30
IMAGE ENTERTAINMENT INC
filed 2005-08-12
CIK 216324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☒

Number of shares outstanding of the registrant’s common stock on August 10, 2005:  21,251,916

PART I — FINANCIAL INFORMATION

ITEM 1.     Financial Statements

IMAGE ENTERTAINMENT, INC.

Consolidated Balance Sheets

(unaudited)

June 30, 2005 and March 31, 2005

ASSETS

(In thousands)	June 30, 2005	March 31, 2005 *
Current assets:
Cash and cash equivalents	$949	$6,339
Accounts receivable, net of allowances of $8,307 - June 30, 2005; $8,646 - March 31, 2005	21,680	22,993
Inventories	16,384	15,408
Royalty and distribution fee advances	8,358	8,142
Prepaid expenses and other assets	1,033	803
Total current assets	48,404	53,685
Noncurrent inventories, principally production costs	2,512	2,189
Noncurrent royalty and distribution advances	13,951	12,563
Property, equipment and improvements, net	6,290	6,563
Other assets	186	186
	$71,343	$75,186

See accompanying notes to consolidated financial statements

* The March 31, 2005 consolidated balance sheet has been derived from the audited consolidated financial statements included in our 2005 Annual Report on Form 10-K.

IMAGE ENTERTAINMENT, INC.

Consolidated Balance Sheets

(unaudited)

June 30, 2005 and March 31, 2005

LIABILITIES AND SHAREHOLDERS’ EQUITY

(In thousands, except share data)	June 30, 2005	March 31, 2005 *
Current liabilities:
Accounts payable	$5,753	$6,175
Accrued liabilities	3,225	3,300
Accrued royalties and distribution fees	9,049	12,423
Accrued music publishing fees	4,630	4,617
Deferred revenue	6,542	5,392
Revolving credit facility	916	—
Subordinated note payable – Ritek Taiwan	1,003	1,337
Capital lease obligations	44	109
Total liabilities – all current	31,162	33,353

Shareholders’ equity:
Preferred stock, $1 par value, 3,366,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value, 30,000,000 shares authorized; 21,252,000 issued and outstanding at June 30, 2005 and March 31, 2005	47,513	47,513
Additional paid-in capital	3,774	3,774
Accumulated deficit	(11,106)	(9,454)
Net shareholders’ equity	40,181	41,833
	$71,343	$75,186

See accompanying notes to consolidated financial statements

* The March 31, 2005 consolidated balance sheet has been derived from the audited consolidated financial statements included in our 2005 Annual Report on Form 10-K.

IMAGE ENTERTAINMENT, INC.

Consolidated Statements Of Operations

(unaudited)

For the Three Months Ended June 30, 2005 and 2004

(In thousands, except per share data)	2005	2004
NET REVENUES	$18,586	$26,541
OPERATING COSTS AND EXPENSES:
Cost of sales	14,213	20,115
Selling expenses	2,691	1,880
General and administrative expenses	3,326	3,437
	20,230	25,432
EARNINGS (LOSS) FROM OPERATIONS	(1,644)	1,109
OTHER EXPENSES (INCOME):
Interest expense, net	12	204
Other	(4)	(6)
	8	198
EARNINGS (LOSS) BEFORE INCOME TAXES	(1,652)	911
INCOME TAX EXPENSE	—	21
NET EARNINGS (LOSS)	$(1,652)	$890
NET EARNINGS (LOSS) PER SHARE:
Net earnings (loss) – basic and diluted	$(.08)	$.05
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	21,252	18,268
Diluted	21,252	18,588

See accompanying notes to consolidated financial statements

IMAGE ENTERTAINMENT, INC.

Consolidated Statements of Cash Flows

(unaudited)

For the Three Months Ended June 30, 2005 and 2004

(In thousands)	2005	2004
CASH FLOWS FROM CONTINUING OPERATING ACTIVITIES:
Net earnings (loss)	$(1,652)	$890
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) continuing operating activities:
Amortization of production costs	992	1,048
Depreciation and other amortization	626	625
Amortization of restricted stock units	—	25
Change in provision for estimated doubtful accounts, sales returns and other credits	(320)	(802)
Provision for lower of cost or market inventory writedowns	300	175
Gain on sale of asset	(4)	—
Changes in assets and liabilities associated with continuing operating activities:
Accounts receivable	1,633	(1,572)
Inventories	(1,538)	(944)
Royalty and distribution fee advances	(1,603)	480
Production cost expenditures	(1,053)	(876)
Prepaid expenses and other assets	(231)	241
Accounts payable, accrued royalties, fees and liabilities	(3,858)	766
Deferred revenue	1,150	(252)
Net cash used in continuing operating activities	(5,558)	(196)
CASH FLOWS FROM CONTINUING INVESTING ACTIVITIES:
Net cash used in continuing investing activities – capital expenditures	$(349)	$(907)

See accompanying notes to consolidated financial statements

IMAGE ENTERTAINMENT, INC.

Consolidated Statements of Cash Flows, Continued

(unaudited)

For the Three Months Ended June 30, 2005 and 2004

(In thousands)	2005	2004
CASH FLOWS FROM CONTINUING FINANCING ACTIVITIES:
Borrowings under revolving credit facility	$1,100	$26,812
Repayments of borrowings under revolving credit facility	(184)	(25,244)
Repayments of long-term debt	(334)	(286)
Principal payments under capital lease obligations	(65)	(60)
Net cash provided by continuing financing activities	517	1,222
NET INCREASE (DECREASE) IN CASH:	(5,390)	119
Cash and cash equivalents at beginning of period	6,339	540
Cash and cash equivalents at end of period	$949	$659
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$32	$199
Income taxes	$15	$—

Supplemental Disclosures of Noncash Continuing Operating, Investing and Financing Activities:  None.

See accompanying notes to consolidated financial statements

Image Entertainment, Inc.

Notes To Consolidated Financial Statements

(Unaudited)

Note 1.                                  Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements for Image Entertainment, Inc. and its wholly-owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and do not include all information and notes required for complete financial statements.  All significant intercompany balances have been eliminated in consolidation.

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

	Three Months Ended June 30,
(In thousands, except per share data)	2005	2004

Consolidated net earnings (loss), as reported	$(1,652)	$890
Add: Stock-based employee compensation expense included in the reported consolidated net earnings (loss), net of related tax effects	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(149)	(117)

Pro forma consolidated net earnings (loss)	$(1,801)	$773

Consolidated net earnings (loss) per share:
As reported
Basic and diluted	$(.08)	$.05
Pro forma
Basic and diluted	$(.08)	$.04

The fair value of the stock options at the date of grant was estimated using the Black-Scholes pricing model with the following assumptions for the three months ended June 30, 2005 and 2004, respectively:

	2005	2004
Expected life (years)	2.5 – 5.0	5.0
Interest rate	2.76 – 3.88%	3.88%
Volatility	60-67%	60%
Dividend yield	0.00%	0.00%

Note 3.                                  New Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections—a replacement of Accounting Principles Board (“APB”) Opinion No. 20 and FASB Statement No. 3”.  This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle.

SFAS No. 154 applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions.  When a pronouncement includes specific transition provisions, those provisions should be followed. Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including the cumulative effect of changing to the new accounting principle within net income of the period of the change.

SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, SFAS No. 154 requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this Statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable.

SFAS No. 154 defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity.  This Statement also redefines restatement as the revising of previously issued financial statements to reflect the correction of an error.  SFAS No. 154 requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in nondiscretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change.

SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle.  SFAS No. 154 carries forward without change the guidance contained in Opinion 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate.  SFAS No. 154 also carries forward the guidance in Opinion 20 requiring justification of a change in accounting principle on the basis of preferability.  SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005.

In December 2004, the FASB issued revised SFAS No. 123(R), “Share-Based Payment – an Amendment of FASB Statement Nos. 123 and 95.”  SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services or incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments, focusing primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  SFAS No. 123(R) requires public entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions) and recognize the cost over the period during which an employee is required to provide service in exchange for the award.  In April 2005, the SEC deferred the effective date of SFAS 123(R) so that companies may now adopt its provisions at the beginning of their first annual period beginning after June 15, 2005 which would be fiscal 2007, beginning April 1, 2006, for us.  We are evaluating the impact of SFAS No. 123(R) and expect that we will record non-cash compensation expenses.  The adoption of SFAS No. 123(R) is not expected to have a significant effect on our financial condition or cash flows, but is expected to have a negative effect on our consolidated financial statements.

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

Note 4.                                  Inventories

Inventories at June 30, 2005, and March 31, 2005, are summarized as follows:

(In thousands)	June 30, 2005	March 31, 2005
DVD	$11,056	$11,112
Other	2,911	1,616
	13,967	12,728
Production costs, net	4,929	4,869
	18,896	17,597
Less current portion of inventories	16,384	15,408
Noncurrent inventories, principally production costs	$2,512	$2,189

Inventories consist primarily of finished DVD and CD product for sale and are stated at the lower of average cost or market.

Production costs consist of capitalized costs to produce licensed programming for domestic and international distribution and include the costs of film and tape conversion to the optical disc format, menu and packaging design, authoring, compression, mastering and the overhead of our creative services and production departments.  Production costs are reflected net of accumulated amortization of $12,944,000 and $12,364,000 at June 30, 2005, and March 31, 2005, respectively.

Note 5.                                  Debt

Revolving Credit and Term Loan Facilities.  At June 30, 2005, we had $916,000 outstanding under our $23.0 million revolving credit facility with Wells Fargo Foothill, Inc. bearing interest at prime plus 0.75% (7.0% at June 30, 2005).  We had no borrowings outstanding under our $1.0 million capital expenditure term loan facility with Foothill.  We had borrowing availability of $15,572,000 under the revolving credit facility and $1,000,000 under the term loan facility.  We were in compliance with all financial and operating covenants.

Amendment – On August 10, 2005, we entered into an Amended and Restated Loan and Security Agreement with Foothill.  The agreement replaces the existing Loan and Security Agreement, dated December 28, 1998, as amended.  The more significant amended terms of the agreement are as follows, with other terms remaining generally unchanged:

•                  The maximum revolving credit line limit was decreased to $21 million from $23 million (actual borrowing availability remains substantially based upon eligible trade accounts receivable levels);

•                  The agreement term was extended two years through December 29, 2009;

•                  The prime and LIBOR interest rate options on borrowings were reduced from prime plus 0.75% or LIBOR plus 3.5% to (a) prime plus 0.50% (or LIBOR plus 3.0%) if our average availability under the revolving line is less than $7.5 million and (b) prime plus 0.25% (or LIBOR plus 2.75%) for availability between $7.5 million and $15 million. For availability greater than $15 million rates drop to prime and LIBOR plus 2.50%;

•                  The unused line fee was reduced to 0.125% from 0.25%;

•                  The clearance day charge and servicing fee were eliminated;

•                  Allowable accounts receivable dilution, depending upon then-availability, and customer receivable concentration limits were favorably increased;

•                  Early termination fees were increased;

•                  The tangible net worth covenant was eliminated; and

•                  The minimum earnings before interest taxes depreciation and amortization (EBITDA) covenant was revised beginning with the quarter ended June 30, 2005.  A provision to the EBITDA covenant was also added, such that we may not incur two consecutive fiscal quarters of EBITDA losses, beginning with the quarter ending September 30, 2005.

Also see Note 8. Subsequent Events below.

Note 6.                                  Net Earnings (Loss) per Share Data

The following presents a reconciliation of the numerators and denominators used in computing basic and diluted net earnings (loss) per share for the three months ended June 30, 2005 and 2004:

(In thousands, except per share data)	2005	2004

Net earnings (loss) – basic and diluted numerator	$(1,652)	$890
Weighted average common shares outstanding – basic denominator	21,252	18,268
Effect of dilutive securities	—	320
Weighted average common shares outstanding – diluted denominator	21,252	18,588
Basic and diluted net earnings (loss) per share	$(.08)	$.05

Outstanding common stock options and warrants not included in the computation of diluted net earnings (loss) per share totaled 3,544,000 and 1,213,000, respectively, for the three months ended June 30, 2005 and 2004.  They were excluded as their effect would be antidilutive.

Note 7.                                  Segment Information

In accordance with the requirements of SFAS No. 131, Disclosures about Segments of and Enterprises and Related Information, selected financial information regarding our reportable business segments, domestic and international, are presented below.  Domestic wholesale distribution of home entertainment programming on DVD accounted for approximately 81% of our net revenue for the three months ended June 30, 2005, and 79% of our net revenue for the three months ended June 30, 2004.  Management evaluates segment performance based primarily on net revenues, operating costs and expenses and earnings (loss) before income taxes.  Interest income and expense is evaluated on a consolidated basis and not allocated to our business segments.

For the Three Months Ended June 30, 2005:

	2005
(In thousands)	Domestic	International	Inter-segment Eliminations	Consolidated
Net Revenues	$17,737	$849	$—	$18,586
Operating Costs And Expenses	19,423	807	—	20,230
Earnings (Loss) From Operations	(1,686)	42	—	(1,644)
Other Expenses (Income)	8	—	—	8
Earnings (Loss) Before Income Taxes	$(1,694)	$42	$—	$(1,652)

For the Three Months Ended June 30, 2004:

	2004
(In thousands)	Domestic	International	Inter-segment Eliminations	Consolidated
Net Revenues	$25,357	$1,184	$—	$26,541
Operating Costs And Expenses	24,313	1,119	—	25,432
Earnings From Operations	1,044	65	—	1,109
Other Expenses (Income)	201	1	(4)	198
Earnings Before Income Taxes	$843	$64	$4	$911

	As of
(In thousands)	June 30, 2005	March 31, 2005
Total Assets:
Domestic	$70,753	$74,431
International	590	755
Consolidated Total Assets	$71,343	$75,186

Note 8.                                  Subsequent Events

Acquisition of Home Vision Entertainment

On August 1, 2005, we acquired all of the outstanding capital stock of Public Media, Inc., a Delaware corporation, d.b.a. Home Vision Entertainment, from Adrianne Furniss and Charles Benton for $8 million in cash, and changed its name to Home Vision Entertainment, Inc.

Home Vision was a privately-held, Chicago-based publisher and distributor of home entertainment programming, specializing in independent, foreign and fine art films. In addition to releasing its own exclusive titles under the Home Vision label, it also co-distributed the special edition DVD library of The Criterion Collection with us.

We will close Home Vision’s Chicago headquarters and warehouse facility and consolidate all of its operations into our existing facilities in Chatsworth and Las Vegas.  We anticipate that the consolidation will be completed by December 31, 2005.

The purchase price was financed by our existing revolving line of credit with Wells Fargo Foothill, Inc.  The acquisition will be accounted for as a purchase and accordingly the results of operations of Home Vision will be included in our consolidated results of operations from August 2, 2005.

We entered into a consulting agreement with Ms. Furniss, Home Vision’s former President and Chief Executive Officer, who will assist with our consolidation and content acquisition efforts.  Payments under this agreement will total $500,000 for the three-year term of the agreement.

Exclusive Distribution Agreement – The Criterion Collection

On August 1, 2005, we also entered into an exclusive distribution agreement with The Criterion Collection, a Delaware corporation, to exclusively distribute their DVD titles in North America.

The agreement formalizes previous distribution arrangements with us and Home Vision whereby we each exclusively supplied different retailers with Criterion’s titles. We will receive overall more favorable purchase discounts on DVD content.

We agreed to pay Criterion a $1.5 million non-recoupable distribution fee, payable monthly over the first twelve months of the term.  Should we meet minimum purchase levels over the initial three years, the term continues through December 31, 2010.  Should we not meet the three-year minimum purchase performance level we can, at our option, extend the term through December 31, 2010, with the payment of two additional $500,000 non-recoupable payments, due January 1, 2009 and 2010, respectively, covering the remainder of the term.  If we suffer a major decline in purchases that cannot be attributed to a lack of titles, Criterion has the right to terminate the agreement in years four and five, but we believe this is unlikely.

Amended and Restated Loan and Security Agreement – Foothill

As discussed in Note 5. Debt above, we entered into an Amended and Restated Loan and Security Agreement with Wells Fargo Foothill.  We financed the $8 million acquisition price of Home Vision with borrowings from our revolving line of credit.   As of August 10, 2005, we had $11.6 million outstanding under our revolving line of credit, and borrowing availability in excess of $7 million, including the eligible accounts of Home Vision and applying the amended terms of the loan amendment.

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

Forward-looking Statements

This report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 relating to, among other things, our goals, plans and projections regarding our financial position, results of operations, market position, product development and business strategy.  These statements may be identified by the use of words such as “will,” “may,” “estimate,” “expect,” “intend,” “plan,” “believe,” and other terms of similar meaning in connection with any discussion of future operating or financial performance.  All forward-looking statements are based on management’s current expectations and involve inherent risks and uncertainties, including factors that could delay, divert or change any of them, and could cause action outcomes and results to differ materially from current expectations.

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

Introduction

Overview

We are a home entertainment company, primarily engaged in the acquisition, production and wholesale distribution of exclusive content for release on DVD.  We acquire and exploit exclusive distribution rights to a diverse array of general and specialty content, for release on DVD, CD and other home entertainment formats, including:

•                  comedy

•                  music concerts

•                  urban

•                  television and theatrical

•                  country

•                  gospel

•                  foreign and silent films

•                  youth culture/lifestyle

We may also seek to acquire rights to and exploit content via broadcast, including pay-per-view, in-flight, radio, satellite, cable and broadcast television, and exploit them as opportunities allow.  Through our wholly-owned subsidiary, Egami Media, Inc., we seek to acquire and exploit digital distribution rights including digital download, video-on-demand, and broadband streaming.

We acquire programming mainly by entering into exclusive licensing or distribution arrangements with producers and other content providers.  We typically supplement acquired content by designing and producing additional value-added features, such as:

•                  interactive menus

•                  audio commentaries

•                  packaging

•                  marketing materials

We also produce our own original entertainment content, focused on DVD live performance music concerts, stand-up comedy and urban genre content.  We are also co-producing and acquiring feature horror and other “genre” specific films through agreements with Dark Horse Entertainment, Inc., and Graymark Productions, Inc.

We ultimately strive to grow a stream of revenues by maintaining and building a library of titles that can be exploited in a variety of formats and distribution channels.  Our active catalogue currently contains over 2,900 exclusive DVD and 175 CD titles.  Egami’s current library of exclusive content has digital audio rights to over 100 full albums, containing over 1,700 tracks, Download/VOD rights to over 1,200 video titles including future releases, and wireless rights to over 700 video titles including future releases.

Highlights

In our first fiscal quarter ended June 30, 2005:

•                  Net revenues decreased 30.0% to $18,586,000, compared with net revenues of $26,541,000 for the first quarter of fiscal 2005.

•                  Gross profit margins were 23.5%, compared to 24.2% for the first quarter of fiscal 2005.

•                  Selling, and general and administrative expenses approximated 32.4% of net revenues, up from 20.0% of net revenues for the first quarter of fiscal 2005.

•                  Net loss of $1,652,000 ($.08 per diluted share), compared to net earnings of $890,000 ($.05 per diluted share) for the first quarter of fiscal 2005.

•                  Total liabilities decreased 6.6% to $31.2 million, from $33.4 million at March 31, 2005.

Recent Events

•                  On August 1, 2005, we acquired Chicago-based Home Vision Entertainment for $8 million in cash, financed by our existing revolving credit facility.

•                  We entered into a multi-year exclusive distribution agreement with The Criterion Collection.

•                  We amended the terms of our revolving credit and term loan facility with our lender.

The highlights above are intended to identify some of our more significant events and transactions during the quarter ended June 30, 2005, and recent events occurring subsequent to the quarter’s end.  However, these highlights are not intended to be a full discussion of our results for the quarter.  These highlights should be read in conjunction with the following discussion of Results of Operations and Liquidity and Capital Resources and with our condensed consolidated financial statements and footnotes accompanying this report.

Acquisition of Home Vision Entertainment

On August 1, 2005, we acquired all of the outstanding capital stock of Public Media, Inc., a Delaware corporation, d.b.a. Home Vision Entertainment, from Adrianne Furniss and Charles Benton for $8 million in cash and changed its name to Home Vision Entertainment, Inc.

Home Vision was a privately-held, Chicago-based publisher and distributor of home entertainment programming, specializing in independent, foreign and fine art films. In addition to releasing its own exclusive titles under the Home Vision label it also co-distributed the special edition DVD library of The Criterion Collection with us.

The Home Vision library contains over 130 active titles, including the BBC productions of C.S. Lewis’ classic books The Chronicles of Narnia, Day of the Dolphin starring Academy Award winner George C. Scott, Allegro Non Troppo, George Orwell’s Animal Farm, the Zatoichi collection (a.k.a. The Blind Swordsman), and The Yakuza Papers.  In addition to acquiring the Home Vision library, we plan to continue releasing new titles on a monthly basis under the Home Vision label.

We will close Home Vision’s Chicago headquarters and warehouse facility and consolidate all of its operations into our existing facilities in Chatsworth and Las Vegas.  We anticipate that the consolidation will be completed by December 31, 2005.

The purchase price was financed by our existing revolving line of credit with Wells Fargo Foothill.  The acquisition will be accounted for as a purchase and accordingly the results of operations of Home Vision will be included in our consolidated results of operations from August 2, 2005.

We entered into a consulting agreement with Ms. Furniss, Home Vision’s former President and Chief Executive Officer, who will assist with our consolidation and content acquisition efforts.  Payments under this agreement will total $500,000 for the three-year term of the agreement.

In calendar year 2004, excluding revenue streams not acquired by us, Home Vision Entertainment generated net revenues of approximately $29 million from distribution of their exclusive titles and the co-distributed Criterion Collection line.

We are currently preparing pro forma financial statements in accordance with Regulation S-X of the Securities and Exchange Commission rules and regulations.  The historical and pro forma financial statements will be filed with Form 8-K/A by October 14, 2005.

Exclusive Distribution Agreement with The Criterion Collection

On August 1, 2005, we also entered into an exclusive distribution agreement with The Criterion Collection, a Delaware corporation to exclusively distribute their DVD titles in North America.

The agreement formalizes previous distribution arrangements with us and Home Vision whereby we exclusively supplied different retailers with Criterion’s titles.   We will receive overall more favorable purchase discounts on DVD content.

We believe The Criterion Collection to be the world’s premier producer of “special edition” home video programming, in which critically acclaimed domestic and foreign films are transferred to DVD with the highest quality of picture and audio and special features including interviews with producers, directors and talent, behind-the-scenes footage, documentaries, featurettes, and more. The Criterion Collection currently contains approximately 280 active DVD titles in its library and releases an average of 3-4 new titles each month.

The Criterion Collection has produced special editions of titles such as Kurosawa’s Seven Samurai, Scorsese’s Last Temptation of Christ, Hunter S. Thompson’s Fear and Loathing in Las Vegas, Hoop Dreams, and My Own Private Idaho. The Criterion Collection also controls the distribution of The Merchant Ivory Collection, including Howard’s End starring Anthony Hopkins and Vanessa Redgrave, and Maurice starring Hugh Grant and Ben Kingsley.  Through its affiliate Janus Films, The Criterion Collection is also responsible for another library of excellent programming, including Kurosawa’s Rashomon and Cocteau’s Beauty and the Beast.  Pursuant to the distribution agreement, we are now the exclusive distributor for all of these programming lines and titles on DVD and all other optical disc formats.

We agreed to pay a $1.5 million non-recoupable distribution fee, payable monthly over the first twelve months of the term.  Should we meet minimum purchase levels over the initial three years, the term continues through December 31, 2010. Should we not meet the three-year minimum purchase performance level we can, at our option, extend the term through December 31, 2010, with the payment of two additional $500,000 non-recoupable payments due on January 1, 2009 and 2010, respectively, covering the remainder of the term,.  If we suffer a major decline in purchases that cannot be attributed to a lack of titles delivered, Criterion has the right to terminate the agreement in years four and five, but we believe this is unlikely.

Liquidity and Capital Resources

Sources and Uses of Cash for the Three Months Ended June 30, 2005

Our cash flows from operations were down $5.5 million from March 31, 2005.  Our pretax loss from operations was $1,652,000 for the three months ended June 30, 2005.  There was a slight decline in trade accounts receivables (gross of reserves for sales returns, allowances and doubtful accounts) to $30.0 million at June 30, 2005, as compared to $31.6 million at March 31, 2005.  We are maintaining higher levels of our most popular titles to meet customer demands of in-stock availability as needed. Accordingly, we increased our inventory levels, excluding production costs, to $14.0 million at June 30, 2005, from $12.7 million at March 31, 2005. We paid down long-term debt and capital lease obligations by $399,000 during the June 2005 quarter.  As a result of seasonal repayments and the decline in our net revenues, our trade accounts payable and accrued royalties, distribution fees and music publishing fees decreased by $3,858,000 at June 30, 2005, compared to March 31, 2005.

We incurred $349,000 in capital expenditures in our continuing effort to improve our information technology infrastructure.  We financed these expenditures and repayments of debt from cash flows from operations, cash available on hand and through our revolving line of credit, borrowings under which increased to $916,000 at June 30, 2005, from no outstanding borrowings at March 31, 2005.

Our working capital comes from two sources:

•                  operating cash flows

•                  availability under our revolving line of credit and term loan facilities

At June 30, 2005, we had cash of $949,000 and borrowing availability of $15,572,000 and $1,000,000, respectively, under our revolving credit and term loan facilities with Wells Fargo Foothill, Inc.  We subsequently drew down $8 million on our revolving line of credit to finance the acquisition of Home Vision.

Loan Amendment – On August 10, 2005, we entered into an Amended and Restated Loan and Security Agreement with Foothill.  The agreement replaces the existing December 28, 1998 Loan and Security Agreement, as amended.  The more significant amended terms of the agreement are as follows, with other terms remaining generally unchanged:

•                  The maximum revolving credit line limit was decreased to $21 million from $23 million (actual borrowing availability remains substantially based upon eligible trade accounts receivable levels);

•                  The agreement term was extended two years through December 29, 2009;

•                  The prime and LIBOR interest rate options on borrowings were reduced from prime plus 0.75% or LIBOR plus 3.5% to (a) prime plus 0.50% (or LIBOR plus 3.0%) if our average availability under the revolving line is less than $7.5 million and (b) prime plus 0.25% (or LIBOR plus 2.75%) for availability between $7.5 million and $15 million. For availability greater than $15 million rates drop to prime and LIBOR plus 2.50%;

•                  The unused line fee was reduced to 0.125% from 0.25%;

•                  The clearance day charge and servicing fee were eliminated;

•                  Allowable accounts receivable dilution, depending upon then-availability, and customer receivable concentration limits were favorably increased;

•                  Early termination fees were increased;

•                  The tangible net worth covenant was eliminated; and

•                  The minimum earnings before interest taxes depreciation and amortization “EBITDA” covenant was revised beginning with the quarter ended June 30, 2005.  A provision to the EBITDA covenant was also added, such that we may not incur two consecutive fiscal quarters of EBITDA losses, beginning with the quarter ending September 30, 2005.

Our loan agreement requires us to comply with minimum financial and operating covenants.  At June 30, 2005,

we were in compliance with the financial and operating covenants under the loan agreement.  We believe that we will be able to achieve the minimum requirements going forward.

Subordinated Note Payable – Ritek Taiwan

(In thousands)	June 30, 2005	March 31, 2005
Subordinated note payable – Ritek Taiwan	$1,003	$1,337

We believe that projected cash flows from operations, borrowing availability under our revolving line of credit, cash on hand, and trade credit will provide the necessary capital to meet our projected cash requirements for at least the next 12 months.  However, any projections of future cash needs and cash flows are subject to substantial uncertainty.  Should we be in a position to acquire significantly higher-profile content or libraries of content for exclusive distribution, or should we find an attractive synergistic corporate acquisition, we would need to seek additional debt or equity financing in order fund the transactions.  We believe any such financing could come in the form of vendor debt financing, additional corporate debt, convertible debt, convertible preferred stock or straight equity issuance through a private investment in public equity investor, however there are no assurances that such financing would be available, or available on terms acceptable to us.

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations at June 30, 2005, and the effects such obligations are expected to have on liquidity and cash flow in future periods:

(in thousands)	Payments due by fiscal period
Contractual obligations:	Total	Remainder of 2006	2007	2008	2009	2010	Thereafter
Long-term debt obligations	$1,003	$1,003	$—	$—	$—	$—	$—
Capital lease obligations	44	44	—	—	—	—	—
Operating lease obligations	14,138	1,192	1,573	1,615	1,658	1,701	6,399
Licensing and exclusive distribution agreements	16,038	11,569	4,071	328	70	—	—
Employment Agreements	2,037	864	1,173	—	—	—	—
Total	$33,260	$14,672	$6,817	$1,943	$1,728	$1,701	$6,399

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

Off-Balance Sheet Arrangements

We currently do not have any off-balance sheet arrangements.

Results of Operations

The accompanying consolidated financial information for the three months ended June 30, 2005, should be read in conjunction with the Consolidated Financial Statements, the Notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations in our most recent Annual Report on Form 10-K.

We have two business segments:

•                  Domestic

•                  International

Our Domestic segment includes domestic wholesale distribution, program licensing and production and the operating results of our subsidiaries Egami Media, Inc. and Image Entertainment (UK), Inc.  Our International segment includes our international sublicense agreements with Sony BMG for the distribution for our products throughout Europe, the Middle East and Africa, Warner Music Group for Australia and New Zealand, Digital Site for Japan, a wholesale distribution agreement with Sony BMG Mexico for Mexico and Central America, sublicensing agreements with third parties in other international territories, and worldwide broadcast rights exploitation.

Revenue

Sales of DVD and CD programming accounted for approximately 85.1% and 12.6%, respectively, of net revenues for the quarter ended June 30, 2005.  Sales of CD programming decreased 52.1% to $2.3 million for the June 2005 quarter, from $4.8 million for the June 2004 quarter

The following table presents consolidated net revenues by reportable business segment for the three months ended June 30, 2005 and 2004, respectively:

	Three Months Ended June 30,
	2005	2004	% Change
	(in thousands)
Net revenues
Domestic	$17,737	$25,357	(30.1)%
International	849	1,184	(28.3)
Consolidated	$18,586	$26,541	(30.0)%

Domestic Revenue

The media has reported heightened concerns about the major studios’ announcements of declining DVD sales and a glut of major studio DVD product in the marketplace.  It is currently unknown whether these reports are due to the studios shipping too much product too quickly, weakening demand, or some other factor.  In our opinion, these reports have contributed strongly to the decision by many retailers to be more cautious in their DVD purchases and their allocation of shelf space to independents such as Image. We believe our first quarter decrease in revenue is partly due to current retailer cautiousness, and partly due to our weaker new release schedule.

Our fiscal first and second quarters are historically weaker revenue generating quarters, due partly to the reduced consumer demand during the summer months and the relative lack of big box office titles released on video which normally generate significant retail foot traffic.  Our new DVD and CD release schedule can sometimes counteract seasonal revenue weakness with high profile titles, as it did in the June 2004 quarter.  Our June 2005 quarter new release and catalogue revenues were lower than expected.  Our top ten new release DVD and CD titles for the June 2005 and 2004 quarters together generated net revenues of $5.2 million and $9.0 million, respectively.  New releases totaled $11.0 million and $15.2 million for the June 2005 and 2004 quarters, respectively.

Our strongest new releases were:

June 2005 Quarter	June 2004 Quarter
DVDs	DVDs
Chicago and Earth Wind & Fire: Live at the Greek	Larry the Cable Guy: Git R Done
Twilight Zone: Definitive Edition Season 3	Ron White: They Call Me Tater Salad
Combat (classic TV) Season 4	Jeff Foxworthy: You Might Be a Redneck If/Check Your Neck

CDs	CDs
Mint Condition: Livin’ the Luxury Brown	The Source Presents Hip Hop Hits Volume 8
Charmed TV Series (Soundtrack)

The stronger June 2004 quarter new release schedule also generated increased purchasing of our catalogue content.  While it is a relatively common occurrence for scheduled releases to move from one quarter to the next due to multiple factors, including late delivery of the materials which we use to create the DVD or CD new release, the late delivery of the CD title Hip Hop Hits Volume 10 delayed what otherwise would have been a high profile release for the quarter.  The title was released on July 26, 2005.

Additionally, based upon the factors noted above, our sell-through data during the quarter and retailer movement towards “just in time” inventory systems, which effectively require vendors such as ourselves to continue to stock higher inventory levels, we have maintained a relatively high allowance for anticipated returns and credits at June 30, 2005.

International Revenue

The decrease in the June 2005 quarter’s international sales over that of the June 2004 quarter was primarily due to reduced royalty revenues reported by our sublicensees.  A significant contributing factor was a lack of internationally desirable new DVD releases during the June 2005 quarter.  Because of language barriers and cultural differences, much of our recent successful new release programming — particularly urban and comedy titles — has not been released internationally or has not sold as well as in North America.

Gross Margins

The following table presents consolidated cost of sales by reportable business segment and as a percentage of related segment net revenues for the three months ended June 30, 2005 and 2004, respectively:

	Three Months Ended June 30,
	2005	2004

Cost of sales:
Domestic	$13,587	$19,086
International	626	1,029
Consolidated	$14,213	$20,115

			% Change
As a percentage of segment net revenues:
Domestic	76.6%	75.3%	1.3%
International	73.7	86.9	(13.2)
Consolidated	76.5%	75.8%	0.7%

Consolidated cost of sales for the quarter ended June 30, 2005, were $14,213,000, or 76.5% of net revenues, compared to $20,115,000, or 75.8% of net revenues, for the same quarter last year.  Consolidated gross margins for the June 2005 quarter were $4,373,000, or 23.5% of net revenues, compared to 24.2% for the June 2004 quarter.

Domestic Gross Margin

Gross margins for the domestic segment, as a percentage of segment net revenues, decreased by 1.3% to 23.4% for the three months ended June 30, 2005, from 24.7% for the three months ended June 30, 2004.  The decrease in segment gross profit margins for the June 2005 quarter was primarily due to the spreading of the fixed cost component of cost of sales over comparatively lower June 2005 quarter revenues.

International Gross Margin

Gross margins for the international segment, as a percentage of segment net revenues, increased by 13.2% to 26.3% for the three months ended June 30, 2005, from 13.1% for the three months ended June 30, 2004.  Gross margins for this segment in the prior year’s quarter were negatively impacted by increased charges to cost of sales as a result of decreasing then-ultimate broadcast revenue forecasts.

Selling Expenses

The following tables present consolidated selling expenses by reportable business segment and as a percentage of related segment net revenues for the three months ended June 30, 2005 and 2004, respectively:

	Three Months Ended June 30,
	2005	2004	% Change
	(in thousands)
Selling expenses:
Domestic	$2,643	$1,880	40.6%
International	48	—	100.0
Consolidated	$2,691	$1,880	43.1%

As a percentage of segment net revenues:
Domestic	14.9%	7.4%	7.5%
International	5.7	—	5.7
Consolidated	14.5%	7.1%	7.4%

Domestic Selling Expenses

The significant increase in selling expenses for the fiscal 2004 quarter reflect the continuing trend of higher advertising and promotion expenditures necessary to market our new DVD and CD releases.  Advertising and promotion expenses were $411,000 higher for the June 2005 quarter composed mostly of co-op and television and radio advertising and the cost of samplers and screeners, compared to the June 2004 quarter.  Comparative personnel costs were $254,000 higher for the June 2005 quarter compared to the June 2004 quarter primarily as a result of increased personnel hired during the latter half of fiscal 2005.  As a percentage of net revenues, the significant increase was also due to the spreading of fixed selling expenses over significantly lower net revenues.  We have reduced headcount in the sales department by five since the end of last fiscal year.  Compared with our last quarter ended March 31, 2005, selling expenses were down 5.6% for the June 2005 quarter.

We expect advertising and promotional expenditures to continue to increase, as retailers insist on marketing support for products after they have committed to purchasing them.  Print, television and radio advertising are all increasingly important to creating consumer awareness of our products.  The likelihood of placing product in significant numbers is greatly enhanced with a convincing outlay of marketing funds to increase awareness and sales.

General and Administrative Expenses

The following tables present consolidated general and administrative expenses by reportable business segment and as a percentage of related segment net revenues for the three months ended June 30, 2005 and 2004, respectively:

	Three Months Ended June 30,
	2005	2004	% Change
	(in thousands)
General and administrative expenses:
Domestic	$3,193	$3,347	(4.6%	)
International	133	90	47.8
Consolidated	$3,326	$3,437	(3.2%	)

As a percentage of segment net revenues:
Domestic	18.0%	13.2%	4.8%
International	15.7	7.6	8.1
Consolidated	17.9%	12.9%	5.0%

Domestic General and Administrative Expenses

The decrease in general and administrative expenses for the June quarter was due to the following factors:  We incurred reductions in expenses of $191,000 for personnel and consulting services in connection with our information technology systems and royalty accounting during the June 2005 quarter.  Additional reductions in personnel costs and performance-based bonuses totaled $151,000 for the June 2005 quarter as compared to the June 2004 quarter.  We incurred a reduction in other professional services expenses including legal fees of $86,000.  These expense reductions were offset, in part, by Egami and Image UK general and administrative expenses together totaling $199,000, which were not in existence during the June 2004 quarter.

Interest Expense

Interest expense, net of interest income, for the three months ended June 30, 2005, decreased 94.1% to $12,000, from $204,000, for the three months ended June 30, 2004.  The decrease is attributable to comparatively reduced borrowings at a higher weighted average interest rate.

Income Taxes

We did not record Federal and state tax expense or benefit for the June 2005 calendar quarter as a result of our net loss and our valuation allowance against 100% of our deferred tax assets.  We utilized net operating loss carryforwards to offset taxable earnings for the June 2004 quarter, which reduced our income tax expense down to the alternative minimum tax level.

Consolidated Net Earnings (Loss)

Net loss for the three months ended June 30, 2005, were $1,652,000, or $.08 per diluted share.  Net earnings for the three months ended June 30, 2004, was $890,000, or $.05 per diluted share.

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

Interest Rate Fluctuations.

At June 30, 2005, approximately $916,000 of our outstanding borrowings are subject to changes in interest rates; however, we do not use derivatives to manage this risk.  This exposure is linked to the prime rate and LIBOR.  Subsequent to June 30, 2005, we financed the $8 million purchase price of Home Vision through additional borrowing under our revolving line of credit.

Management believes that moderate changes in the prime rate or LIBOR would not materially affect our operating results or financial condition.  For example, a 1.0% change in interest rates would result in an approximate $89,000 annual impact on pretax income (loss) based upon those outstanding borrowings at June 30, 2005 plus the $8 million borrowed to acquire Home Vision subsequent to the end of the quarter.

Foreign Exchange Rate Fluctuations.

At June 30, 2005, approximately $58,000 of our accounts receivable is related to international distribution and denominated in foreign currencies, and accordingly is subject to future foreign exchange rate risk.  We distribute some of our licensed DVD programming (for which we hold international distribution rights) internationally through sublicensees.  Additionally, we exploit international broadcast rights to some of our exclusive entertainment programming (for which we hold international broadcast rights).  Management believes that moderate changes in foreign exchange rates will not materially affect our operating results or financial condition.  For example, a 10.0% change in exchange rates would result in an approximate $6,000 impact on pretax income (loss) based upon those outstanding receivables at June 30, 2005.  To date, we have not entered into foreign currency exchange contracts.

ITEM 4.                             CONTROLS AND PROCEDURES

We have evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our system of disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that they are effective in connection with the timely preparation of this report.  There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Not Applicable.

ITEM 3.                        Defaults upon Senior Securities

Not Applicable.

ITEM 4.                        Submission of Matters to a Vote of Security Holders

Not Applicable.

ITEM 5.                        Other Information

Not Applicable.

ITEM 6.                        Exhibits.

10.1	Amended and Restated Loan and Security Agreement, dated as of August 10, 2005, by and between Image and Wells Fargo Foothill, Inc.

31.1	Certification by the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMAGE ENTERTAINMENT, INC.

Date:	August 11, 2005	By:	/S/ MARTIN W. GREENWALD
Martin W. Greenwald
President and Chief Executive Officer

Date:	August 11, 2005	By:	/S/ JEFF M. FRAMER
Jeff M. Framer
Chief Financial Officer