Form 10-Q
period 2005-09-30
IMAGE ENTERTAINMENT INC
filed 2005-11-10
CIK 216324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2005

Commission File Number:  000-11071

IMAGE ENTERTAINMENT, INC.

(Exact name of registrant as specified in its charter)

Delaware	84-0685613
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification Number)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

Number of shares outstanding of the issuer’s common stock on November 7, 2005: 21,296,346

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

IMAGE ENTERTAINMENT, INC.

Consolidated Balance Sheets

(unaudited)

September 30, 2005 and March 31, 2005

ASSETS

(In thousands)	September 30, 2005	March 31, 2005 *
Current assets:
Cash and cash equivalents	$2,752	$6,339
Accounts receivable, net of allowances of $9,352 - September 30, 2005; $8,646 - March 31, 2005	20,395	22,993
Inventories	19,826	15,408
Royalty and distribution fee advances	9,229	8,142
Prepaid expenses and other assets	2,231	803
Total current assets	54,433	53,685
Noncurrent inventories, principally production costs	3,310	2,189
Noncurrent royalty and distribution advances	17,601	12,563
Property, equipment and improvements, net	6,135	6,563
Goodwill	5,713	—
Other assets	624	186
	$87,816	$75,186

See accompanying notes to consolidated financial statements

* The March 31, 2005 consolidated balance sheet has been derived from the audited consolidated financial statements included in our 2005 Annual Report on Form 10-K.

LIABILITIES AND STOCKHOLDERS’ EQUITY

(In thousands, except share data)	September 30, 2005	March 31, 2005 *
Current liabilities:
Accounts payable	$7,143	$6,175
Accrued liabilities	5,146	3,300
Accrued royalties and distribution fees	9,304	12,423
Accrued music publishing fees	5,634	4,617
Deferred revenue	6,458	5,392
Revolving credit facility	13,895	—
Subordinated note payable – Ritek Taiwan	668	1,337
Capital lease obligations	—	109
Total liabilities – all current	48,248	33,353

Stockholders’ equity:
Preferred stock, $.0001 par value, 25 million shares authorized; none issued and outstanding	—	—
Common stock, $.0001 par value, 100 million shares authorized; 21,252,000 issued and outstanding at September 30, 2005 and March 31, 2005	47,513	47,513
Additional paid-in capital	3,774	3,774
Accumulated deficit	(11,719)	(9,454)
Net stockholders’ equity	39,568	41,833
	$87,816	$75,186

See accompanying notes to consolidated financial statements

* The March 31, 2005 consolidated balance sheet has been derived from the audited consolidated financial statements included in our 2005 Annual Report on Form 10-K.

IMAGE ENTERTAINMENT, INC.

Consolidated Statements Of Operations

(unaudited)

	Three Months Ended		Six Months Ended
(In thousands, except per share data)	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
NET REVENUES	$23,737	$28,556	$42,323	$55,097
OPERATING COSTS AND EXPENSES:
Cost of sales	17,807	21,250	32,020	41,365
Selling expenses	2,675	2,253	5,366	4,133
General and administrative expenses	3,686	3,576	7,012	7,013
	24,168	27,079	44,398	52,511
EARNINGS (LOSS) FROM OPERATIONS	(431)	1,477	(2,075)	2,586
OTHER EXPENSES (INCOME):
Interest expense, net	182	240	194	444
Other	—	(7)	(4)	(13)
	182	233	190	431
EARNINGS (LOSS) BEFORE INCOME TAXES	(613)	1,244	(2,265)	2,155
INCOME TAX EXPENSE	—	29	—	50
NET EARNINGS (LOSS)	$(613)	$1,215	$(2,265)	$2,105
NET EARNINGS (LOSS) PER SHARE:
Net earnings (loss) – basic	$(.03)	$.07	$(.11)	$.12
Net earnings (loss) – diluted	$(.03)	$.06	$(.11)	$.11
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	21,252	18,278	21,252	18,273
Diluted	21,252	18,697	21,252	18,615

See accompanying notes to consolidated financial statements

IMAGE ENTERTAINMENT, INC.

Consolidated Statements of Cash Flows

(unaudited)

For the Six Months Ended September 30, 2005 and 2004

(In thousands)	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)	$(2,265)	$2,105
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Amortization of production costs	2,088	2,036
Depreciation and other amortization	1,308	1,251
Change in provision for estimated doubtful accounts, sales returns and other credits	28	2,046
Provision for lower of cost or market inventory writedowns	632	371
Gain on sale of asset	(4)	—
Changes in assets and liabilities associated with operating activities, net of acquired business:
Accounts receivable	6,443	(6,568)
Inventories	(3,631)	(3,100)
Royalty and distribution fee advances	(5,372)	(585)
Production cost expenditures	(2,386)	(1,881)
Prepaid expenses and other assets	(1,192)	(70)
Accounts payable, accrued royalties, fees and liabilities	(4,454)	6,346
Deferred revenue	1,066	(62)
Net cash provided by (used in) operating activities	(7,739)	1,889
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	$(724)	$(2,688)
Acquisition of business, net of cash acquired	(8,241)	—
Net cash used in investing activities	(8,965)	(2,688)

See accompanying notes to consolidated financial statements

(In thousands)	2005	2004
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facility	$18,611	$54,959
Repayments of borrowings under revolving credit facility	(4,716)	(52,076)
Repayments of long-term debt	(669)	(684)
Principal payments under capital lease obligations	(109)	(121)
Exercise of employee stock options	—	89
Net cash provided by financing activities	13,117	2,167
NET INCREASE (DECREASE) IN CASH:	(3,587)	1,368
Cash and cash equivalents at beginning of period	6,339	540
Cash and cash equivalents at end of period	$2,752	$1,908
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$131	$414
Income taxes	$18	$25

Supplemental Disclosures of Noncash Continuing Operating, Investing and Financing Activities:

On August 1, 2005 we acquired Home Vision Entertainment for $8,000,000 in cash.  See “Note 2.  Acquisition of Home Vision.”

(in thousands)
Fair value of tangible assets acquired	$7,095
Fair value of intangible assets acquired	600
Excess of purchase price over fair value of net assets acquired, recorded as goodwill	5,713
Cash paid for net assets acquired	(8,000)
Expenses incurred in connection with the acquisition	(241)
Liabilities assumed	$5,167

See accompanying notes to consolidated financial statements

Image Entertainment, Inc.

Notes To Consolidated Financial Statements

(Unaudited)

Note 1.           Reincorporation and Basis of Presentation

We changed our state of incorporation from California to Delaware through a merger agreement adopted by our board of directors and approved by our stockholders at our September 9, 2005 annual meeting.  As a result of our reincorporation to Delaware, we increased our authorized shares of common stock from 30 million to 100 million and increased our authorized shares of preferred stock from 3,365,385 to 25 million.

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

Home Vision was a privately-held publisher and distributor of home entertainment programming, specializing in independent, foreign and fine art films. In addition to releasing its own exclusive titles under the Home Vision label, it also co-distributed the special edition DVD library of The Criterion Collection with Image.

Home Vision was our first acquisition target with our corporate goal of enhancing our library of exclusive programming, distribution channels and sources of revenue.  We believe the acquisition offered us cost savings synergies by leveraging our infrastructure.  We also believe the purchase price paid was fair considering the expected increased revenue streams from the content rights acquired, the net assets acquired, the expected cost savings our infrastructure affords us and the expected increased importance to retailers the added exclusive brands offer us.

The purchase was financed by our existing revolving credit and term loan facility with Wells Fargo Foothill, Inc.  We acquired most of Home Vision’s assets and assumed most of its liabilities except outstanding bank and stockholder debt.

The acquisition has been accounted for under the purchase method of accounting in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations and Emerging Issues Task Force Issue (“EITF”) No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination.  Under the purchase method of accounting, the total purchase price is allocated to the net tangible and intangible assets of Home Vision acquired, based on their estimated fair values.  Under EITF No. 95-3, the cost of a plan to exit an activity of an acquired company should be recognized as a liability assumed as of the consummation date of the acquisition, assuming required specific criteria are met.  Involuntary employee terminations, accruals for abandoned leased premises in Chicago, Illinois, write-downs of leasehold improvements, lease termination costs and other expenses were accrued and charged against goodwill in accordance with EITF No. 95-3.

In conjunction with the acquisition, we entered into non-compete and consulting agreements with Ms. Furniss, Home Vision’s former CEO, and an employment/consulting agreement with Home Vision’s former CFO.  The consulting agreement with Ms. Furniss calls for $500,000 in payments over three years and the consulting agreement with the former CFO calls for approximately $245,000 in payments through July 31, 2006.  We are accounting for these payments as severance arrangements since both were only required to work full time for the combined entity until the planned closure of Home Vision and may obtain employment elsewhere during the remaining term of their agreements.  The closure of Home Vision’s Chicago headquarters and warehouse facility and consolidation of all of its operations into our existing facilities in Chatsworth and Las Vegas was completed by mid October.

Based upon an independent appraisal, $600,000 of the purchase price was allocated to intangible assets, subject to amortization.  We are amortizing the non-compete intangible asset to general and administrative expenses over the three-year term of the non-compete agreement, the customer relationships intangible asset to general and administrative expenses over five years and the Home Vision film library intangible asset to cost of sales over the average remaining lives of the Home Vision titles in the library acquired.  Accumulated amortization for the September 2005 quarter was minimal.

Total consideration was allocated based on estimated fair values as follows (in thousands):

Purchase price
Cash (financed through the Company’s revolving credit facility)	$8,000
Accrued transaction fees and expenses	241

8,241

Fair market value of net assets acquired:
Accounts receivable	3,874
Inventories	1,182
Inventories – production costs	1,060
Royalty advances	752
Prepaid expenses and other assets	75
Property and equipment	152
Tangible assets acquired	7,095

Accounts payable and accrued liabilities assumed	(3,388)
Accrued costs to exit Home Vision operations assumed:
Accrued severance to former Home Vision CEO and CFO	(745)
Other assumed liabilities (lease termination, involuntary termination and integration costs)	(1,034)
Liabilities assumed	(5,167)

Total net tangible assets acquired	1,928

Identifiable intangible assets:
Non-compete agreement	180
Customer relationships	140
Film library	280
Total net intangible assets acquired	600

Goodwill	5,713
Purchase price	$8,241

Adjustments to the purchase price and valuations of the net assets acquired may occur as a result of our final analysis of the transaction.

The results of operations for Home Vision from the date of acquisition are included in our consolidated financial statements for the three and six months ended September 30, 2005.

Goodwill

Approximately $5,713,000 has been allocated to goodwill.  Goodwill represents the excess of the purchase price over the net assets acquired.  Goodwill will not be amortized but instead will be tested for impairment at least annually.  In the event that we determine that the value of goodwill has become impaired, we will incur an accounting charge for the amount of impairment during the fiscal quarter in which the determination is made.  The goodwill is not deductible for tax purposes.

Pro Forma Results of Operations

The historical operating results of Home Vision have not been included in our historical consolidated operating results prior to its August 1, 2005 acquisition date.  Pro forma data for the three- and six-month periods ended September 30, 2005 and 2004, as if these acquisitions had been effective as of April 1, 2004, is as follows (in thousands, except per share data):

	Three Months Ended September 30,		Six Months Ended September 30,
	2005	2004	2005	2004
Net revenues	$25,332	$34,867	$49,841	$67,442
Net earnings (loss)	$(704)	$1,473	$(2,777)	$2,418
Net earnings (loss) per share:
Basic	$(.03)	$.08	$(.13)	$.13
Diluted	$(.03)	$.08	$(.13)	$.13
Weighted average common shares outstanding:
Basic	21,252	18,278	21,252	18,273
Diluted	21,252	18,697	21,252	18,615

These pro forma results of operations are not necessarily indicative of future operating results.

Note 3.           Exclusive Distribution Agreement – The Criterion Collection

On August 1, 2005, we also entered into an exclusive distribution agreement with The Criterion Collection, a Delaware corporation, to exclusively distribute their DVD titles in North America.  The agreement formalizes previous distribution arrangements with us and Home Vision whereby we each exclusively supplied different retailers with Criterion’s titles.

We are paying Criterion a $1.5 million non-recoupable distribution fee, payable monthly over the first twelve months of the term.  Should we meet minimum purchase levels over the initial three years, the term continues through December 31, 2010.  We also have the option to extend the term through December 31, 2010, with the payment of two additional $500,000 non-recoupable payments on January 1, 2009 and 2010.  If we suffer a major decline in purchases that cannot be attributed to a lack of titles, Criterion has the right to terminate the agreement in years four and five, but we believe this is unlikely.  We have accrued the $1.5 million fee as a component of royalty and distribution fee advances at September 30, 2005, and are amortizing the fee over the five-year term to cost of sales in accordance with Statement of Position No. 00-2.

Note 4.           Arbitration Award and Related Music Publishing Liability

As of September 30, 2005, we have accrued approximately $1.2 million for mechanical licensing fees for audio programs that may not have been paid by one of our content providers as contractually required.  We have also recorded a corresponding current music publishing receivable, included as a component of prepaid expenses and other assets in the accompanying balance sheet, as of September 30, 2005. We believe we will recover all of the $1.2 million receivable through profit participations from future titles and future sales of previously released titles from this content provider.

On September 28, 2005, we obtained a final arbitration award against this content provider.  We were awarded $7.5 million and all right, title and interest in three future audio programs we intend to produce and exploit in calendar year 2006.  The award also strips the content provider of all of its rights under two existing exclusive distribution agreements with them.  We will not owe them profit participations on future sales of previously released audio and video programming, or from sales of the future audio programs awarded to us.   We will record the $7.5 million award as other income only as future proceeds are collected.

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

	Three Months Ended September 30,		Six Months Ended September 30,
(In thousands, except per share data)	2005	2004	2005	2004

Consolidated net earnings (loss), as reported	$(613)	$1,215	$(2,265)	$2,105
Add: Stock-based employee compensation expense included in the reported consolidated net earnings (loss), net of related tax effects	—	—	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(150)	(117)	(299)	(234)
Pro forma consolidated net earnings (loss)	$(763)	$1,098	$(2,564)	$1,871

Consolidated net earnings (loss) per share:
As reported – basic	$(.03)	$.07	$(.11)	$.12
As reported – diluted	$(.03)	$.06	$(.11)	$.11
Pro forma – basic and diluted	$(.04)	$.06	$(.12)	$.10

The fair value of the stock options at the date of grant was estimated using the Black-Scholes pricing model with the following assumptions for the six months ended September 30, 2005 and 2004, respectively:

	2005	2004
Expected life (years)	2.5-5.0	2.5-5.0
Interest rate	2.76 – 4.10%	2.76-3.88%
Volatility	60-67%	60-67%
Dividend yield	0.00%	0.00%

Note 6.           New Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of Accounting Principles Board (“APB”) Opinion No. 20 and FASB Statement No. 3”.  This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle.

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

SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate affected by a change in accounting principle.  SFAS No. 154 carries forward without change the guidance contained in Opinion 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate.  SFAS No. 154 also carries forward the guidance in Opinion 20 requiring justification of a change in accounting principle on the basis of preferability.  SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005.

In December 2004, the FASB issued revised SFAS No. 123(R), “Share-Based Payment – an Amendment of FASB Statement Nos. 123 and 95.”  SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services or incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments, focusing primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  SFAS No. 123(R) requires public entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions) and recognize the cost over the period during which an employee is required to provide service in exchange for the award.  In April 2005, the SEC deferred the effective date of SFAS 123(R) so that companies may now adopt its provisions at the beginning of their first annual period beginning after June 15, 2005, which would be fiscal 2007, beginning April 1, 2006, for us.  We are currently evaluating SFAS No. 123 (R)’s transition methods and expect that we will record non-cash compensation expenses.  The adoption of SFAS No. 123(R) is not expected to have a significant effect on our financial condition or cash flows, but is expected to have a negative effect on our consolidated financial statements.

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

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs — an Amendment of ARB No. 43,” which is the result of its efforts to converge U.S. accounting standards for inventories with International Accounting Standards.  SFAS No. 151 requires idle facility expenses, freight, handling costs, and wasted material (spoilage) costs to be recognized as current-period charges.  It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.  SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  We are evaluating the impact of this standard on our financial statements.  We do not expect that the adoption of SFAS No. 151 will have an impact on our financial position, results of operations or cash flows.

Note 7.           Inventories

Inventories at September 30, 2005, and March 31, 2005, are summarized as follows:

(In thousands)	September 30, 2005	March 31, 2005
DVD	$13,978	$11,112
Other	2,932	1,616
	16,910	12,728
Production costs, net	6,226	4,869
	23,136	17,597
Less current portion of inventories	19,826	15,408
Noncurrent inventories, principally production costs	$3,310	$2,189

Inventories consist primarily of finished DVD and CD product for sale and are stated at the lower of average cost or market.

Production costs consist of capitalized costs to produce licensed programming for domestic and international distribution and include the costs of film and tape conversion to the optical disc format, menu and packaging design, authoring, compression, mastering and the overhead of our creative services and production departments.  Production costs are reflected net of accumulated amortization of $13,870,000 and $12,364,000 at September 30, 2005, and March 31, 2005, respectively.

Note 8.           Debt

Revolving Credit and Term Loan Facilities

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

•      The prime and LIBOR interest rate options on borrowings were reduced from prime plus 0.75% (or LIBOR plus 3.5%) to (a) prime plus 0.50% (or LIBOR plus 3.0%) if our average availability under the revolving line is less than $7.5 million and (b) prime plus 0.25% (or LIBOR plus 2.75%) for availability between $7.5 million and $15 million. For availability greater than $15 million rates drop to prime (or LIBOR plus 2.50%);

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

At September 30, 2005, we had $13,895,000 outstanding under our $21.0 million revolving credit facility with Wells Fargo Foothill, Inc. with $10 million bearing interest at LIBOR plus 3.0% (6.79% at September 30, 2005) and the balance at prime plus 0.50% (7.25% at September 30, 2005).  We had no borrowings outstanding under our $1.0 million capital expenditure term loan facility with Foothill.  We had borrowing availability of $6,166,000 under the revolving credit facility and $1,000,000 under the term loan facility.  We were not in compliance with the covenant establishing a minimum EBITDA, as defined by Foothill, of $4,250,000 for the 12 months ended September 30, 2005.  Our EBITDA, as defined by Foothill, was $3,967,000, or $283,000 short of the required minimum.  At our request, Foothill has waived this minimum EBITDA requirement for the 12 month measurement period ended September 30, 2005.  We were in compliance with all remaining financial and operating covenants at September 30, 2005, and expect to be in compliance with all covenants for the foreseeable future.

Subsequent Event – Seasonal Increase to Maximum Borrowing Limit

On November 4, 2005, at our request, Foothill further amended our Amended and Restated Loan and Security Agreement to provide for a higher maximum revolving credit limit during the period October 31 through April 15.  During this period each year, the maximum borrowing limit under our revolving credit line will be increased from $21 million to $25 million (actual borrowing availability remains substantially based upon eligible trade accounts receivable levels).

Note 9.           Net Earnings (Loss) per Share Data

The following presents a reconciliation of the numerators and denominators used in computing basic and diluted net earnings (loss) per share for the three and six months ended September 30, 2005 and 2004:

	Three months ended September 30,		Six Months ended September 30,
(In thousands, except per share data)	2005	2004	2005	2004

Net earnings (loss) – basic and diluted numerator	$(613)	$1,215	$(2,265)	$2,105
Weighted average common shares outstanding – basic denominator	21,252	18,278	21,252	18,273
Effect of dilutive securities	—	419	—	342
Weighted average common shares outstanding – diluted denominator	21,252	18,697	21,252	18,615
Net earnings (loss) per share – basic	$(.03)	$.07	$(.11)	$.12
Net earnings (loss) per share – diluted	$(.03)	$.06	$(.11)	$.11

Outstanding common stock options not included in the computation of diluted earnings per share for the three and six months ended September 30, 2005, totaled 3,549,000.  They were excluded because their inclusion would have an antidilutive effect on earnings per share.  Outstanding common stock options not included in the computation of diluted earnings per share for the three and six months ended September 30, 2004, totaled 654,000 and 1,947,000, respectively.  They were also excluded as their effect would be antidilutive.

Note 10.         Segment Information

In accordance with the requirements of SFAS No. 131, Disclosures about Segments of and Enterprises and Related Information, selected financial information regarding our reportable business segments, domestic and international, are presented below.  Domestic wholesale distribution of home entertainment programming on DVD accounted for approximately 88% and 85% of our net revenue for the three and six months ended September 30, 2005, respectively, and over 87% and 76% of our net revenue for the three and six months ended September 30, 2004, respectively.  Management evaluates segment performance based primarily on net revenues, operating costs and expenses and earnings (loss) before income taxes.  Interest income and expense is evaluated on a consolidated basis and not allocated to our business segments.

For the Three Months Ended September 30, 2005:

	2005
(In thousands)	Domestic	International	Inter-segment Eliminations	Consolidated
Net Revenues	$23,069	$668	$—	$23,737
Operating Costs And Expenses	23,454	714	—	24,168
Loss From Operations	(385)	(46)	—	(431)
Other Expenses	182	—	—	182
Loss Before Income Taxes	$(567)	$(46)	$—	$(613)

For the Three Months Ended September 30, 2004:

	2004
(In thousands)	Domestic	International	Inter-segment Eliminations	Consolidated
Net Revenues	$27,084	$1,472	$—	$28,556
Operating Costs And Expenses	25,837	1,242	—	27,079
Earnings From Operations	1,247	230	—	1,477
Other Expenses (Income)	235	16	(18)	233
Earnings Before Income Taxes	$1,012	$214	$18	$1,244

For the Six Months Ended September 30, 2005:

	2005
(In thousands)	Domestic	International	Inter-segment Eliminations	Consolidated
Net Revenues	$40,806	$1,517	$—	$42,323
Operating Costs And Expenses	42,877	1,521	—	44,398
Loss From Operations	(2,071)	(4)	—	(2,075)
Other Expenses	190	—	—	190
Loss Before Income Taxes	$(2,261)	$(4)	$—	$(2,265)

For the Six Months Ended September 30, 2004:

	2004
(In thousands)	Domestic	International	Inter-segment Eliminations	Consolidated
Net Revenues	$52,441	$2,656	$—	$55,097
Operating Costs And Expenses	50,150	2,361	—	52,511
Earnings From Operations	2,291	295	—	2,586
Other Expenses (Income)	436	17	(22)	431
Earnings Before Income Taxes	$1,855	$278	$22	$2,155

	As of
(In thousands)	September 30, 2005	March 31, 2005
Total Assets:
Domestic	$87,192	$74,431
International	624	755
Consolidated Total Assets	$87,816	$75,186

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

These factors include, among other things, increased competitive pressures, changes in our business plan, our ability to remain in compliance with covenants contained in our credit facilities, our ability to obtain new or alternative financing, the quality of and demand for DVD programming and changes in the retail DVD and entertainment industries.  For further details and a discussion of these and other risks and uncertainties, see “Forward-Looking Statements” and “Risk Factors” in our most recent Annual Report on Form 10-K.  Unless otherwise required by law, we undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise.

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

We acquire programming mainly by entering into exclusive licensing or distribution arrangements with producers and other content providers.  We typically supplement acquired content by designing and producing additional value-added features, such as:

•      interactive menus

•      audio commentaries

•      packaging

•      marketing materials

Additionally, we produce our own original entertainment content, focused on DVD live performance music concerts, stand-up comedy and urban genre content.  We are also co-producing and acquiring feature horror and other “genre” specific films through agreements with Dark Horse Entertainment, Inc. and Graymark Productions, Inc.

We ultimately strive to grow a stream of revenues by maintaining and building a library of titles that can be exploited in a variety of formats and distribution channels.  Our active catalogue currently contains approximately 3,000 exclusive DVD and 200 CD titles.  Egami’s current library of exclusive content has digital audio rights to over 100 full albums containing over 2,000 tracks, download/VOD rights to over 1,200 video titles including future releases, and wireless rights to over 700 video titles including future releases.

Highlights

In our second fiscal quarter ended September 30, 2005:

•      Net revenues decreased 16.9% to $23,737,000, compared with net revenues of $28,556,000 for the second quarter of fiscal 2005

•      Gross profit margins were 25.0%, compared to 25.6% for the second quarter of fiscal 2005

•      Selling expenses were 11.3% of net revenues, up from 7.9% of net revenues for the second quarter of fiscal 2005, due in part to fixed costs being spread over comparatively lower quarterly revenues

•      General and administrative expenses were up 3.1% for the second quarter of fiscal 2005, due in part to increased legal expenses

•      Net loss of $613,000 ($.03 per diluted share), compared to net earnings of $1,215,000 ($.06 per diluted share) for the second quarter of fiscal 2005

•      Total liabilities increased to $48.2 million, from $33.4 million at March 31, 2005, due primarily to the acquisition of Home Vision Entertainment

•      We signed an exclusive distribution agreement with The Criterion Collection

•      On September 23, 2005, we filed two shelf registration statements

Recent Events

•      On October 14, 2005, we completed consolidation of newly acquired Home Vision into our existing facilities

•      On October 31, 2005, we rejected an unsolicited acquisition proposal from Lions Gate Entertainment Corp.

•      On October 31, 2005, we adopted a stockholder rights plan

•      On November 4, 2005, we amended our revolving credit line to provide a seasonal increase to our maximum borrowing availability from $21 million to $25 million each year from October 31 through April 15

The highlights above are intended to identify some of our more significant events and transactions during the quarter ended September 30, 2005, and recent events occurring after the quarter’s end.  However, these highlights are not intended to be a full discussion of our results for the quarter.  These highlights should be read in conjunction with the following discussion of Results of Operations and Liquidity and Capital Resources and with our condensed consolidated financial statements and footnotes accompanying this report.

Acquisition of Home Vision Entertainment

On August 1, 2005, we acquired all of the outstanding capital stock of Public Media, Inc., a Delaware corporation, d.b.a. Home Vision Entertainment, from Adrianne Furniss and Charles Benton, for $8 million in cash and changed its name to Home Vision Entertainment, Inc.

Home Vision was a privately-held, Chicago-based publisher and distributor of home entertainment programming, specializing in independent, foreign and fine art films. In addition to releasing its own exclusive titles under the Home Vision label it also co-distributed the special edition DVD library of The Criterion Collection with us.

Home Vision was our first acquisition target with our corporate goal of enhancing our library of exclusive programming, distribution channels and sources of revenue.  We believe the acquisition offered us cost savings synergies by leveraging our infrastructure.  We believe the purchase price paid was fair considering the expected increased revenue streams from the content rights acquired, the net assets acquired, the expected cost savings our infrastructure afforded us and the expected increased importance to retailers the added exclusive brands offer us.

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

The planned closure of Home Vision’s Chicago headquarters and warehouse facility and consolidation of all of its operations into our existing facilities in Chatsworth and Las Vegas was completed in mid October.

The purchase price was financed by our existing revolving line of credit with Wells Fargo Foothill.  The acquisition was accounted for as a purchase and accordingly the results of operations of Home Vision are included in our consolidated results of operations from August 1, 2005.

We entered into a consulting agreement with Ms. Furniss, Home Vision’s former President and Chief Executive Officer, who will assist with our consolidation and content acquisition efforts.  Payments under this agreement will total $500,000 for the three-year term of the agreement.  We also entered into an employment/consulting agreement with Home Vision’s former Chief Financial Officer, who also assisted us with the consolidation.  Payments under this agreement will total approximately $245,000 for the one-year term of the agreement.

We have filed historical and pro forma financial statements in accordance with Regulation S-X of the Securities and Exchange Commission rules and regulations on Form 8-K/A.

Exclusive Distribution Agreement with The Criterion Collection

On August 1, 2005, we also entered into an exclusive distribution agreement with The Criterion Collection, a Delaware corporation, to exclusively distribute their DVD titles in North America.

The agreement formalizes previous distribution arrangements with us and Home Vision whereby we exclusively supplied different retailers with Criterion’s titles.   We now receive more favorable purchase discounts on their DVD content as a consolidated purchaser as compared to when we purchased as separate entities.

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

We are paying Criterion a $1.5 million non-recoupable distribution fee, payable monthly over the first twelve months of the term.  Should we meet minimum purchase levels over the initial three years, the term continues through December 31, 2010.  We also have the option to extend the term through December 31, 2010, with the payment of two additional $500,000 non-recoupable payments on January 1, 2009 and 2010.  If we suffer a major decline in purchases that cannot be attributed to a lack of titles, Criterion has the right to terminate the agreement in years four and five, but we believe this is unlikely.  We have accrued the $1.5 million fee as a component of royalty and distribution fee advances at September 30, 2005, and are amortizing the fee over the five-year term to cost of sales in accordance with Statement of Position No. 00-2.

Lions Gate Proposal

On August 30, 2005, we received an unsolicited proposal from Lions Gate Entertainment Corp. to acquire all of our outstanding shares.  Our board of directors formed a special committee to consider and evaluate the proposal.  After entering into a confidentiality agreement, we provided Lions Gate with extensive information (with competitive information redacted) to assist in its due diligence process, and Lions Gate made a revised proposal.  On October 31, 2005, the final proposal was rejected on the ground that it was substantially below what the special committee would find acceptable for stockholders.

Stockholder Rights Plan

On October 31, 2005, we adopted a stockholder rights plan.  The plan is intended to protect the interests of the stockholders from coercive, abusive or unfair takeover tactics.  Many public companies and approximately half of the companies on the “Fortune 500” list and two-thirds of the companies on the “Fortune 200” list have rights plans similar to the one we have adopted.

Prior to adopting the rights plan, the board was concerned that a person or company could acquire control of the company without paying a fair premium for control or without offering a fair price to all stockholders and that, if a competitor acquired control of the company, the competitor would have a conflict of interest and could use any acquired influence over, or control of, the company to the detriment of our stockholders.  We consider the rights plan to be very valuable in protecting both our stockholders’ rights to retain their equity investment in the company and the full value of that investment.

We believe the rights plan represents a sound and reasonable means of addressing the complex issues of corporate policies.  Issuance of the rights does not in any way adversely affect our financial strength or interfere with our business plan.  The issuance of the rights has no dilutive effect, will not affect reported earnings per share, is not taxable to the company or to stockholders, and will not change the way in which stockholders can trade our shares.  The rights will only become exercisable upon the occurrence of certain triggering events, and are then intended to operate to protect stockholders against being deprived of their rights so they can share in the full measure of our long-term potential.

Continuing our growth and maximizing long-term stockholder value continue to be major goals of the board and management.

Potential Acquisitions

We continue to seek out viable acquisition targets to enhance our library of exclusive programming, distribution channels and sources of revenue.  On September 23, 2005, we filed a shelf registration statement that gives us the ability to sell our common stock in on or more offerings to raise cash for acquisitions, debt repayment or working capital and other general corporate purposes.  We also filed an acquisition shelf registration statement with the Securities and Exchange Commission to ensure that registered shares of our common stock are available to use as consideration in connection with our acquisition of the assets, businesses or securities of other companies, whether by purchase, merger or other form of business combination.  The shares may be offered in separate transactions or, in the aggregate, in a single transaction.

Liquidity and Capital Resources

Sources and Uses of Cash for the Six Months Ended September 30, 2005

We used cash flows from operations of $7.7 million during the six month period from March 31, 2005 as compared with cash flows provided by operations of $1.9 million for the comparable six month period in 2004.  Our pretax loss from operations was $2,265,000 for the six months ended September 30, 2005.  There was a slight decline in trade accounts receivable (gross of reserves for sales returns, allowances and doubtful accounts) to $29.9 million at September 30, 2005, as compared to $31.6 million at March 31, 2005.  We are maintaining higher levels of our most popular titles to meet customer demands of in-stock availability as needed.    Accordingly, we increased our inventory levels, excluding production costs but including the $1.2 million acquired in the Home Vision acquisition, to $16.9 million at September 30, 2005, from $12.7 million at March 31, 2005. We paid down long-term debt and capital lease obligations by $778,000 during the first half of fiscal 2006.  As a result of seasonal repayments and the comparative six-months ended September 30, 2005 decline in our net revenues, our trade accounts payable and accrued royalties, distribution fees and music publishing fees decreased by $4,454,000 at September 30, 2005 (excluding the liabilities assumed in the Home Vision acquisition), compared to March 31, 2005.

We incurred $724,000 in capital expenditures in our continuing effort to improve our information technology infrastructure.  We financed these expenditures and repayments of debt from cash flows from operations, cash available on hand and through our revolving line of credit, borrowings under which increased to $13,895,000 at September 30, 2005, from no outstanding borrowings at March 31, 2005.

Our working capital comes from two sources:

•      operating cash flows

•      availability under our revolving line of credit and term loan facilities

Amended and Restated Loan and Security Agreement with Foothill.

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

•      The prime and LIBOR interest rate options on borrowings were reduced from prime plus 0.75% (or LIBOR plus 3.5%) to (a) prime plus 0.50% (or LIBOR plus 3.0%) if our average availability under the revolving line is less than $7.5 million and (b) prime plus 0.25% (or LIBOR plus 2.75%) for availability between $7.5 million and $15 million. For availability greater than $15 million rates drop to prime (or LIBOR plus 2.50%);

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

At September 30, 2005, we had $13,895,000 outstanding under our $21.0 million revolving credit facility with Wells Fargo Foothill, Inc. with $10 million bearing interest at LIBOR plus 3.0% (6.79% at September 30, 2005) and the balance at prime plus 0.50% (7.25% at September 30, 2005).

At September 30, 2005, we had cash of $2,752,000 and borrowing availability of $6,166,000 and $1,000,000, respectively, under our revolving credit and term loan facilities with Wells Fargo Foothill, Inc.

Our loan agreement requires us to comply with minimum financial and operating covenants.  At September 30, 2005, we were in not in compliance with the covenant establishing a minimum EBITDA (as defined by Foothill) of $4,250,000 for the 12 months ended September 30, 2005.   Our EBITDA was $3,967,000, or $283,000 short of the required minimum.  At our request, Foothill has waived this minimum EBITDA requirement for the 12-month measurement period ended September 30, 2005.  Had Foothill not waived this covenant, we would be in default of our loan agreement and Foothill would be able to require immediate payment of the outstanding obligation.  If we fail to meet the covenants in the future, we would have to obtain replacement financing.  We cannot give assurance that we would obtain replacement financing on favorable terms or at all.  We were in compliance with all remaining financial and operating covenants at September 30, 2005, and expect to be in compliance with all covenants, including the EBITDA covenant, for the foreseeable future.

Subsequent Event – Seasonal Increase to Maximum Borrowing Limit.

On November 4, 2005, at our request, Foothill further amended our Amended and Restated Loan and Security Agreement to provide for a higher maximum revolving credit limit during the period October 31 through April 15.  During this period each year, the maximum borrowing limit under our revolving credit line will be increased from $21 million to $25 million (actual borrowing availability remains substantially based upon eligible trade accounts receivable levels).

Subordinated Note Payable – Ritek Taiwan

(In thousands)	September 30, 2005	March 31, 2005
Subordinated note payable – Ritek Taiwan	$668	$1,337

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations at September 30, 2005, and the effects such obligations are expected to have on liquidity and cash flow in future periods:

	Payments due by fiscal period
(in thousands)	Total	Remainder of 2006	2007	2008	2009	2010	Thereafter
Contractual obligations:
Long-term debt obligations	$668	$668	$—	$—	$—	$—	$—
Operating lease obligations	13,731	785	1,573	1,615	1,658	1,701	6,399
Licensing and exclusive distribution agreements	14,041	7,478	5,787	776	—	—	—
Employment Agreements	5,770	1,055	2,300	2,415	—	—	—
Total	$34,210	$9,986	$9,660	$4,806	$1,658	$1,701	$6,399

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

Arbitration Award and Related Music Publishing Liability

 As of September 30, 2005, we have accrued approximately $1.2 million for mechanical licensing fees for audio programs that may not have been paid by one of our content providers as contractually required.  We have also recorded a corresponding current music publishing receivable, included as a component of prepaid expenses and other assets in the accompanying balance sheet as of September 30, 2005. We believe we will recover all of the $1.2 million receivable through profit participations from future titles and future sales of previously released titles from this content provider.

On September 28, 2005, we obtained a final arbitration award against this content provider.  We were awarded $7.5 million and all right, title and interest in three future audio programs we intend to produce and exploit in calendar year 2006.  The award also strips the content provider of all of its rights under two existing exclusive distribution agreements.  We will not owe them profit participations on future sales of previously released audio and video programming or from sales of the future audio programs awarded to us.   We will record the $7.5 million award as other income only as future proceeds are collected.

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

Results of Operations

The accompanying consolidated financial information for the three and six months ended September 30, 2005, should be read in conjunction with the Consolidated Financial Statements, the Notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations in our most recent Annual Report on Form 10-K.

We have two business segments:

•      Domestic

•      International

Our domestic segment includes domestic wholesale distribution, program licensing and production and the operating results of our subsidiaries Egami Media, Inc., Home Vision Entertainment, Inc. and Image Entertainment (UK), Inc.  We have consolidated 100% of the operations of Home Vision into us. Our international segment includes our international sublicense agreements with Sony BMG for the distribution for our products throughout Europe, the Middle East and Africa, Warner Music Group for Australia and New Zealand, Digital Site for Japan, a wholesale distribution agreement with Sony BMG Mexico for Mexico and Central America, sublicensing agreements with third parties in other international territories, and worldwide broadcast rights exploitation.

Revenue

Sales of DVD and CD programming accounted for approximately 87.8% and 7.2%, respectively, of net revenues for the quarter ended September 30, 2005, and 84.7% and 9.6%, respectively, of net revenues for the six months ended September 30, 2005.  Sales of CD programming decreased to $1.7 million for the September 2005 quarter, from $1.8 million for the September 2004 quarter, and to $4.0 million for the six months ended September 30, 2005, from $6.3 million for the six months ended September 30, 2004.

The following table presents consolidated net revenues by reportable business segment for the three and six months ended September 30, 2005 and 2004, respectively:

	Three Months Ended September 30,			Six Months Ended September 30,
	2005	2004	% Change	2005	2004	% Change
	(in thousands)			(in thousands)
Net revenues
Domestic	$23,069	$27,084	(14.8)%	$40,806	$52,441	(22.2)%
International	668	1,472	(54.6)	1,517	2,656	(42.9)
Consolidated	$23,737	$28,556	(16.9)%	$42,323	$55,097	(23.2)%

Domestic Revenue

Our fiscal first and second quarters are historically weaker revenue generating quarters, due partly to the reduced consumer demand during the summer months and the relative lack of big box office titles released on video which normally generate significant retail foot traffic, although our new DVD and CD release schedule can sometimes counteract seasonal revenue weakness with high profile titles.

Softness in the retail DVD market continued during our fiscal second quarter.  The media has reported heightened concerns about the major studios’ announcements of declining DVD sales and a glut of major studio DVD product in the marketplace.  It is currently unknown whether these reports are due to the studios shipping too much product too quickly, weakening demand, or other factors.  In our opinion, these reports have contributed strongly to the decision by many retailers to be more cautious in their DVD purchases and their allocation of shelf space to independents such as us. We believe our first and second quarters’ decrease in revenue is partly due to retailer cautiousness, and partly due to our weaker new release schedule as compared to the three and six months ended September 30, 2004.  We believe we have a strong slate of compelling new release programming for the remainder of fiscal 2006.  Going into our historically strong selling season, we believe these particularly strong new releases will drive sales of our catalogue programming.

Our August 1, 2005 acquisition of Home Vision and the concurrent signing of the exclusive distribution agreement with The Criterion Collection will ultimately strengthen our new release and catalogue sales on a go forward basis.  While we have always distributed The Criterion Collection, we previously split distribution with Home Vision.  Now we are the sole exclusive distributor of The Criterion Collection.  Prior to the acquisition, we had sold Home Vision titles on a nonexclusive basis, now we are the sole distributor of a library of over 130 Home Vision titles, including the BBC production of The Chronicles of Narnia.

During our acquisition of Home Vision, our sales department worked with our retail customers to facilitate a modification to each customer’s internal order systems to facilitate the purchase of Home Vision and Criterion product directly from us, rather than from Home Vision.  During the course of this transition, several of our larger customers took the opportunity to negotiate different buying terms for Home Vision and Criterion programming compared to what they previously had with Home Vision. While we believe the overall outcome of the negotiation was positive for all parties, the time taken to review and finalize issues delayed our ability to achieve our expected sales of Home Vision and Criterion programming until early September.  Our original public September 2005 quarter revenue guidance of $24M to $26M did not consider such transitional delays.

Demand for our version of The Chronicles of Narnia has significantly spiked due to the upcoming big budget studio release of the same story in December 2005.  We sold over $2 million of this title in the September 2005 quarter and are expecting continued strong holiday demand in our third quarter ending December 31, 2005.

Our top ten new release DVD and CD titles for the September 2005 and 2004 quarters together generated net revenues of $8.0 million and $9.9 million, respectively.  New releases totaled $10.5 million and $12.7 million for the September 2005 and 2004 quarters, respectively.

Our strongest new releases this quarter were:

DVDs

Rockin’ the Corps

Criterion’s Man Who Fell To Earth

Combat (classic TV) Season 5

Yes: Songs from the Tsongas

CDs

The Source Presents: Hip Hop Hits, Volume 10

Las Vegas TV Series (Soundtrack)

Previously released catalogue titles contributing to net revenues for the six months ended September 30, 2005, were:

DVDs

Chronicles of Narnia

Criterion’s Fear and Loathing in Las Vegas

Chicago and Earth Wind & Fire: Live at the Greek

Twilight Zone: Definitive Edition Season’s 1, 2 and 3

Combat (classic TV) Season’s 3 and 4

Larry the Cable Guy “Git R Done”

CDs

Mint Condition: Livin’ the Luxury Brown

Charmed TV Series (Soundtrack)

Billy Gilman

International Revenue

The decrease in the September 2005 quarter’s international sales compared to the September 2004 quarter was primarily due to reduced royalty revenues reported by our sublicensees.  A significant contributing factor was a lack of internationally desirable new DVD releases.  Because of language barriers and cultural differences, much of our recent successful new release programming—particularly urban and comedy titles—has not been released internationally or has not sold as well as in North America.  We believe this trend will continue for the foreseeable future.

Gross Margins

The following table presents consolidated cost of sales by reportable business segment and as a percentage of related segment net revenues for the three and six months ended September 30, 2005 and 2004, respectively:

	Three Months Ended September 30,		Six Months Ended September 30,
	2005	2004	2005	2004
	(in thousands)		(in thousands)
Cost of sales:
Domestic	$17,248	$20,126	$30,835	$39,213
International	559	1,124	1,185	2,152
Consolidated	$17,807	$21,250	$32,020	$41,365

			% Change			% Change
As a percentage of segment net revenues:
Domestic	74.8%	74.3%	0.5%	75.6%	74.8%	0.8%
International	83.7	76.4	7.3	78.1	81.0	(2.9)
Consolidated	75.0%	74.4%	0.6%	75.7%	75.1%	0.6%

Domestic Gross Margin

Gross margins for the September 2005 quarter were negatively impacted by higher freight costs as a result of shipping more product 2nd day air to fulfill customer delivery requirements. Additionally, gross margins are lower as a result of spreading fixed warehousing and distribution costs over  comparatively lower revenues for the September 2005 quarter as compared with the September 2004 quarter.  Gross margins for the six months ended September 30,

2005, were lower due in part to higher market development funds provided as a percentage of revenue.  Market development funds are recorded as a reduction of revenues and therefore negatively impact gross margins.  The six month 2005 period gross margins were also negatively impacted by the same factors affecting the September 2005 quarter.   We expect that gross margins for the remainder of the year will increase due to the spreading of fixed expenses over higher projected second half revenues and replication cost savings on new releases as a result of new pricing from our DVD manufacturer beginning October 1, 2005.

International Gross Margin

Gross margins for the international segment are based upon royalty income generated by sales of our exclusive programming by our sublicensees.  The gross margins we report will fluctuate depending upon the sales mix of titles sold by our sublicensees, the sales programs they have in place during the period, and royalty rates to our content suppliers based upon those reported royalties.  We expect gross margins for this segment to continue to fluctuate higher and lower in future periods as a result of the factors mentioned above.

Selling Expenses

The following tables’ present consolidated selling expenses by reportable business segment and as a percentage of related segment net revenues for the three and six months ended September 30, 2005 and 2004, respectively:

	Three Months Ended September 30,			Six Months Ended September 30,
	2005	2004	% Change	2005	2004	% Change
	(in thousands)			(in thousands)
Selling expenses:
Domestic	$2,668	$2,234	19.4%	$5,311	$4,114	29.1%
International	7	19	(63.2)	55	19	189.5
Consolidated	$2,675	$2,253	18.7%	$5,366	$4,133	29.8%

As a percentage of segment net revenues:
Domestic	11.6%	8.2%	3.4%	13.0%	7.8%	5.2%
International	1.0	1.3	(0.3)	3.6	0.7	2.9
Consolidated	11.3%	7.9%	3.4%	12.7%	7.5%	5.2%

Domestic Selling Expenses

The  increase in selling expenses for the fiscal 2005 quarter in absolute dollars and as a percentage of segment net revenues reflect the continuing trend of higher advertising and promotion expenditures necessary to market our new DVD and CD releases.  Advertising and promotion expenses were $180,000 higher for the September 2005 quarter, composed mostly of co-op, television and radio advertising and the cost of samplers and screeners, compared to the September 2004 quarter.  Comparative personnel costs were $133,000 higher for the September 2005 quarter, compared to the September 2004 quarter, primarily as a result of increased personnel hired during the latter half of fiscal 2005.  As a percentage of net revenues, the increase was also due to the spreading of fixed selling expenses over significantly lower comparative net revenues.  We also incurred Egami selling expenses and incremental personnel costs from the Home Vision employees hired by Image upon consolidation of Home Vision operations totaling $108,000. Egami selling expenses are primarily personnel engaged in the wholesale exploitation of digital content rights.  Four former Home Vision employees in sales and marketing were relocated to Image as part of the acquisition plan.

For the six months ended September 30, 2005, we incurred higher advertising and promotion expenses of $618,000 and increased personnel costs of $388,000. Egami and Home Vision selling expenses also contributed $147,000 to the increase in selling expenses for the six months ended September 30, 2005. Both were not in existence during the September 2004 six-month period.

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

General and Administrative Expenses

The following tables’ present consolidated general and administrative expenses by reportable business segment and as a percentage of related segment net revenues for the three and six months ended September 30, 2005 and 2004, respectively:

	Three Months Ended September 30,			Six Months Ended September 30,
	2005	2004	% Change	2005	2004	% Change
	(in thousands)			(in thousands)
General and administrative expenses:
Domestic	$3,538	$3,477	1.8%	$6,731	$6,824	(1.4)%
International	148	99	49.5	281	189	48.7
Consolidated	$3,686	$3,576	3.1%	$7,012	$7,013	0%

As a percentage of segment net revenues:
Domestic	15.3%	12.8%	2.5%	16.5%	13.0%	3.5%
International	22.2	6.7	15.5	18.5	7.1	11.4
Consolidated	15.5%	12.5%	3.0%	16.6%	12.7%	3.9%

Domestic General and Administrative Expenses

We incurred increased legal fees of $228,000 primarily associated with arbitration proceedings and the unsolicited proposal from Lions Gate Entertainment Corp. to acquire us.  We also incurred increased salary expense for the quarter of $143,000. Additionally, the general and administrative expenses of Egami, Home Vision and Image UK together totaled $174,000 for the September 2005 quarter.  Egami and Image UK were not in existence during the September 2004 quarter.  These increased expenses were offset, in part, by reductions in expenses of $248,000 for consulting services in connection with our information technology systems and royalty accounting during the September 2005 quarter.  Additionally, reductions in performance-based bonuses totaled $177,000 for the September 2005 quarter as compared to the September 2004 quarter.

For the six months ended September 30, 2005, segment general and administrative expenses were comparable to the 2004 period.  The individual general and administrative comparative expense components for the six months ended September 30, 2005 and 2004 fluctuated as follows:  We incurred reductions in expenses of $427,000 for consulting and professional services in connection with information technology systems and accounting. Additionally, lack of performance-based bonuses contributed $279,000 in reduced expenses during the six months ended September 30, 2005.  These reduced expenses were offset, in part, by increased legal expenses of $156,000, increased salary expense of $142,000, and the general and administrative expenses of Egami, Home Vision and Image UK together totaling $373,000 during the six months ended September 30, 2004.  Egami and Image UK were not in existence during the six-month period ended September 30, 2004.  Expenses for Egami are primarily personnel and expenses for Image UK are primarily personnel and rent and utilities associated with the leased office space.

Interest Expense

	Three Months Ended September 30,			Six Months Ended September 30,
	2005	2004	% Change	2005	2004	% Change
	(in thousands)			(in thousands)

Interest expense, net of interest income	$182	$240	(24.2)%	$194	$444	(56.3)%

As a percentage of segment net revenues	0.8%	0.8%	0.0%	0.5%	0.8%	(0.3)%

The decrease is attributable to comparatively reduced borrowings during the three- and six-month 2005 periods at a higher weighted average interest rate.

Income Taxes

We did not record Federal and state tax expense or benefit for the three and six months ended September 30, 2005, as a result of our net loss and our valuation allowance against 100% of our deferred tax assets.  We utilized net operating loss carryforwards to offset taxable earnings for the three and six months ended September 30, 2004, which reduced our income tax expense down to the alternative minimum tax level.

Consolidated Net Earnings (Loss)

	Three Months Ended September 30,		Six Months Ended September 30,
	2005	2004	2005	2004
	(in thousands)		(in thousands)

Net earnings (loss)	$(613)	$1,215	$(2,265)	$2,105

Net earnings (loss) per diluted share	$(.03)	$.06	$(.11)	$.11

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

Interest Rate Fluctuations

At September 30, 2005, approximately $13,895,000 of our outstanding borrowings are subject to changes in interest rates; however, we do not use derivatives to manage this risk.  This exposure is linked to the prime rate and LIBOR.

Management believes that moderate changes in the prime rate or LIBOR would not materially affect our operating results or financial condition.  For example, a 1.0% change in interest rates would result in an approximate $139,000 annual impact on pretax income (loss) based upon those outstanding borrowings at September 30, 2005.

Foreign Exchange Rate Fluctuations

At September 30, 2005, approximately $114,000 of our accounts receivable is related to international distribution and denominated in foreign currencies, and accordingly is subject to future foreign exchange rate risk.  We distribute some of our licensed DVD programming (for which we hold international distribution rights) internationally through sublicensees.  Additionally, we exploit international broadcast rights to some of our exclusive entertainment programming (for which we hold international broadcast rights).  Management believes that moderate changes in foreign exchange rates will not materially affect our operating results or financial condition.  For example, a 10.0% change in exchange rates would result in an approximate $11,000 impact on pretax income (loss) based upon those outstanding receivables at September 30, 2005.  To date, we have not entered into foreign currency exchange contracts.

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

ITEM 2.                          Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

ITEM 3.                         Defaults upon Senior Securities

Not Applicable.

ITEM 4.                         Submission of Matters to a Vote of Security Holders

Our annual meeting of stockholders was held on September 9, 2005.  Our stockholders (1) elected David Coriat, Ira S. Epstein, Martin W. Greenwald, Gary Haber, M. Trevenen Huxley and Robert McCloskey to the board of directors, and (2) voted in favor of reincorporation from California to Delaware.  Voting on each matter was as follows:

		Votes For	Votes Against	Withheld/Abstentions
1.	David Coriat	19,362,570	0	789,387
	Ira S. Epstein	18,854,090	0	1,297,867
	Martin W. Greenwald	19,025,764	0	1,126,193
	Gary Haber	19,358,725	0	793,232
	M. Trevenen Huxley	19,009,302	0	1,142,655
	Robert J. McCloskey	18,856,373	0	1,295,584

2.	Approval of Reincorporation from California to Delaware	11,329,291	2,261,104	16,242

ITEM 5.                         Other Information

On November 4, 2005, at our request, Foothill further amended our Amended and Restated Loan and Security Agreement to provide for a higher maximum revolving credit limit during the period October 31 through April 15.  During this period each year, the maximum borrowing limit under our revolving credit line will be increased from $21 million to $25 million.

ITEM 6.          Exhibits.

10.1	Amendment No. 1, to Amended and Restated Loan and Security Agreement, by and between Image and Wells Fargo Foothill, Inc.

31.1	Certification by the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMAGE ENTERTAINMENT, INC.

Date:	November 10, 2005	By:	/S/ MARTIN W. GREENWALD
Martin W. Greenwald
President and Chief Executive Officer

Date:	November 10, 2005	By:	/S/ JEFF M. FRAMER
Jeff M. Framer
Chief Financial Officer