Form 10-Q
period 2005-12-31
IMAGE ENTERTAINMENT INC
filed 2006-02-10
CIK 216324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended December 31, 2005

Commission File Number:  000-11071

IMAGE ENTERTAINMENT, INC.

(Exact name of registrant as specified in its charter)

Delaware	84-0685613
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification Number)

20525 Nordhoff Street, Suite 200, Chatsworth, California 91311

(Address of principal executive offices, including zip code)

(818) 407-9100

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):  Large accelerated filer ☐    Accelerated filer ☐     Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Exchange Act).   Yes  ☐    No  ☒

Number of shares outstanding of the issuer’s common stock on February 6, 2006: 21,296,346

PART I - FINANCIAL INFORMATION

ITEM 1.                             Financial Statements

IMAGE ENTERTAINMENT, INC.

Consolidated Balance Sheets

(unaudited)

December 31, 2005 and March 31, 2005

ASSETS

(In thousands)	December 31, 2005	March 31, 2005 *

Current assets:
Cash and cash equivalents	$707	$6,339
Accounts receivable, net of allowances of $13,075 - December 31, 2005; $8,646 - March 31, 2005	26,660	22,993
Inventories	19,332	15,408
Royalty and distribution fee advances	11,175	8,142
Prepaid expenses and other assets	876	803
Total current assets	58,750	53,685
Noncurrent inventories, principally production costs	2,011	2,189
Noncurrent royalty and distribution advances	19,158	12,563
Property, equipment and improvements, net	5,428	6,563
Goodwill	5,735	—
Other assets	596	186
	$91,678	$75,186

See accompanying notes to consolidated financial statements

* The March 31, 2005 consolidated balance sheet has been derived from the audited consolidated financial statements included in our 2005 Annual Report on Form 10-K.

IMAGE ENTERTAINMENT, INC.

Consolidated Balance Sheets

(unaudited)

December 31, 2005 and March 31, 2005

LIABILITIES AND STOCKHOLDERS’ EQUITY

(In thousands, except share data)	December 31, 2005	March 31, 2005 *

Current liabilities:
Accounts payable	$7,044	$6,175
Accrued liabilities	4,374	3,300
Accrued royalties and distribution fees	9,900	12,423
Accrued music publishing fees	6,112	4,617
Deferred revenue	5,886	5,392
Revolving credit facility	16,118	—
Subordinated note payable – Ritek Taiwan	334	1,337
Capital lease obligations	—	109
Total liabilities – all current	49,768	33,353

Stockholders’ equity:
Preferred stock, $.0001 par value, 25 million shares authorized; none issued and outstanding	—	—
Common stock, $.0001 par value, 100 million shares authorized; 21,296,000 and 21,252,000 issued and outstanding at December 31, 2005 and March 31, 2005, respectively	47,518	47,513
Additional paid-in capital	3,774	3,774
Cumulative foreign currency translation loss	(4)	—
Accumulated deficit	(9,378)	(9,454)
Net stockholders’ equity	41,910	41,833
	$91,678	$75,186

See accompanying notes to consolidated financial statements

* The March 31, 2005 consolidated balance sheet has been derived from the audited consolidated financial statements included in our 2005 Annual Report on Form 10-K.

IMAGE ENTERTAINMENT, INC.

Consolidated Statements Of Operations

(unaudited)

	Three Months Ended		Nine Months Ended
(In thousands, except per share data)	December 31, 2005	December 31, 2004	December 31, 2005	December 31, 2004

NET REVENUES	$39,171	$34,391	$81,494	$89,488
OPERATING COSTS AND EXPENSES:
Cost of sales	28,088	25,705	60,108	67,070
Selling expenses	2,692	2,909	8,058	7,042
General and administrative expenses	5,770	3,565	12,782	10,578
	36,550	32,179	80,948	84,690
EARNINGS FROM OPERATIONS	2,621	2,212	546	4,798
OTHER EXPENSES (INCOME):
Interest expense, net	267	207	461	651
Other	(3)	4	(7)	(9)
	264	211	454	642
EARNINGS BEFORE INCOME TAXES	2,357	2,001	92	4,156
INCOME TAX EXPENSE	16	46	16	96
NET EARNINGS	$2,341	$1,955	$76	$4,060
NET EARNINGS PER SHARE:
Net earnings – basic	$.11	$.10	$.00	$.22
Net earnings – diluted	$.11	$.10	$.00	$.21
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	21,290	18,642	21,265	18,395
Diluted	21,763	19,746	21,776	19,101

See accompanying notes to consolidated financial statements

IMAGE ENTERTAINMENT, INC.

Consolidated Statements of Cash Flows

(unaudited)

For the Nine Months Ended December 31, 2005 and 2004

(In thousands)	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$76	$4,060
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Amortization of production costs	3,316	3,034
Depreciation and other amortization	1,979	1,909
Amortization of restricted stock units	—	25
Change in provision for estimated doubtful accounts, sales returns and other credits	3,737	3,371
Provision for lower of cost or market inventory writedowns	1,274	904
Asset impairment write off	248	—
Gain on sale of asset	(4)	—
Changes in assets and liabilities associated with operating activities, net of acquired business:
Accounts receivable	(2,430)	(12,252)
Inventories	(2,764)	(3,732)
Royalty and distribution fee advances	(8,875)	(1,348)
Production cost expenditures	(3,326)	(2,702)
Prepaid expenses and other assets	191	(184)
Accounts payable, accrued royalties, fees and liabilities	(5,382)	7,608
Deferred revenue	494	2,346
Net cash provided by (used in) operating activities	(11,466)	3,039
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	$(932)	$(3,145)
Acquisition of business, net of cash acquired	(8,241)	—
Net cash used in investing activities	(9,173)	(3,145)

See accompanying notes to consolidated financial statements

IMAGE ENTERTAINMENT, INC.

Consolidated Statements of Cash Flows, Continued

(unaudited)

For the Nine Months Ended December 31, 2005 and 2004

(In thousands)	2005	2004
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facility	$27,634	$84,884
Repayments of borrowings under revolving credit facility	(11,516)	(95,102)
Repayments of long-term debt	(1,003)	(1,060)
Principal payments under capital lease obligations	(109)	(184)
Issuance of common stock, net of fees and offering expenses	—	14,200
Exercise of employee stock options	5	105
Effect on exchange rate changes in cash	(4)	—
Net cash provided by financing activities	15,007	2,843
NET INCREASE (DECREASE) IN CASH:	(5,632)	2,737
Cash and cash equivalents at beginning of period	6,339	540
Cash and cash equivalents at end of period	$707	$3,277
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$371	$625
Income taxes	$18	$108

Supplemental Disclosures of Noncash Operating, Investing and Financing Activities:

On August 1, 2005 we acquired Home Vision Entertainment for $8,000,000 in cash.  See “Note 2. Acquisition and Consolidation of Home Vision Entertainment.”

(In thousands)
Fair value of tangible assets acquired	$7,102
Fair value of intangible assets acquired	600
Excess of purchase price over fair value of net assets acquired, recorded as goodwill	5,735
Cash paid for net assets acquired	(8,000)
Expenses incurred in connection with the acquisition	(241)
Liabilities assumed	$5,196

As of December 31, 2005, we have accrued approximately $1.1 million for mechanical licensing fees for audio programs that may not have been paid by one of our content providers as contractually required.  We have also recorded a corresponding current music publishing receivable included as a component of accounts receivable in the accompanying balance sheet, as of December 31, 2005.  See “Note 3. Distribution Agreement and Related Music Publishing Liability.”

On July 1, 2004 we issued 9,524 shares of common stock to officers (net of shares withheld for payment of related income taxes) in connection with the vesting of restricted stock units.  We increased common stock at July 1, 2004 by approximately $87,000 representing the value of the total vested shares as of the grant date, less the value of shares withheld for payment of related income taxes on the vesting date.

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

Note 2.                                  Acquisition and Consolidation of Home Vision Entertainment

On August 1, 2005, we acquired all of the outstanding capital stock of Public Media, Inc., a Delaware corporation, d.b.a. Home Vision Entertainment, from Adrianne Furniss and Charles Benton for $8 million in cash, and changed its name to Home Vision Entertainment, Inc.  We completed the consolidation of all of Home Vision’s operations into our existing facilities in Chatsworth and Las Vegas and closed their Chicago corporate headquarters and warehouse and distribution facility in October 2005.

Home Vision was a privately-held publisher and distributor of home entertainment programming, specializing in independent, foreign and fine art films. In addition to releasing its own exclusive titles under the Home Vision label, it also co-distributed with Image the special edition DVD library of The Criterion Collection.

Home Vision was our first acquisition target with the corporate goal of enhancing our library of exclusive programming, distribution channels and sources of revenue.  We believe the acquisition offered us cost savings synergies by leveraging our infrastructure.  We also believe the purchase price paid was fair considering the expected increase in revenue streams originating from the rights acquired, the net assets acquired, the expected cost savings our infrastructure affords us and our expected increase in importance to retailers as a result of the added exclusive brands.

The purchase was financed by our existing revolving credit and term loan facility with Wells Fargo Foothill, Inc.  We acquired most of Home Vision’s assets and assumed most of its liabilities, except outstanding bank and stockholder debt.

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

In conjunction with the acquisition, we entered into non-compete and consulting agreements with Ms. Furniss, Home Vision’s former CEO, and an employment and consulting agreement with Home Vision’s former CFO.  The consulting agreement with Ms. Furniss calls for $500,000 in payments over three years and the consulting agreement with the former CFO calls for approximately $245,000 in payments through July 31, 2006.  We are accounting for these payments as severance arrangements since both were only required to work full time for the combined entity until the October closure of Home Vision and may obtain employment elsewhere during the remaining term of their agreements.

Based upon an independent appraisal, $600,000 of the purchase price was allocated to intangible assets, subject to amortization.  We are amortizing the non-compete intangible asset to general and administrative expenses over the three-year term of the non-compete agreement, the customer relationships intangible asset to general and administrative expenses over five years and the Home Vision film library intangible asset to cost of sales over the average remaining lives of the Home Vision titles in the library acquired.  Accumulated amortization for the three and nine months ended December 31, 2005 were $36,000 and $60,000, respectively.

Total consideration was allocated based on estimated fair values as follows (in thousands):

Purchase price
Cash (financed through the Company’s revolving credit facility)	$8,000
Transaction fees and expenses	241

$8,241

Fair market value of net assets acquired:
Accounts receivable	$3,874
Inventories	1,186
Inventories – production costs	1,060
Royalty advances	752
Prepaid expenses and other assets	75
Property and equipment	155
Tangible assets acquired	7,102

Accounts payable and accrued liabilities assumed	(3,417)
Costs to exit Home Vision operations assumed:
Accrued severance to former Home Vision CEO and CFO	(745)
Other assumed liabilities (lease termination, involuntary termination and integration costs)	(1,034)
Liabilities assumed	(5,196)

Total net tangible assets acquired	1,906

Identifiable intangible assets:
Non-compete agreement	180
Customer relationships	140
Film library	280
Total net intangible assets acquired	600

Goodwill	5,735
Purchase price	$8,241

Adjustments to the purchase price and valuations of the net assets acquired may occur as a result of our final analysis of the transaction.

The results of operations for Home Vision from the date of acquisition are included in our consolidated financial statements for the three and nine months ended December 31, 2005.

Goodwill

Approximately $5,735,000 has been allocated to goodwill.  Goodwill represents the excess of the purchase price over the net assets acquired.  Goodwill will not be amortized but instead will be tested for impairment at least annually.  In the event that we determine that the value of goodwill has become impaired, we will incur an accounting charge for the amount of impairment during the fiscal quarter in which the determination is made.  The goodwill is not deductible for tax purposes.

Pro Forma Results of Operations

The historical operating results of Home Vision have not been included in our historical consolidated operating results prior to its August 1, 2005 acquisition date.  Pro forma data for the three- and nine-month periods ended December 31, 2005 and 2004, as if these acquisitions had been effective as of April 1, 2004, is as follows:

(in thousands, except per share data)	Three Months Ended December 31,		Nine Months Ended December 31,
	2005	2004	2005	2004
Net revenues	$39,171	$42,999	$89,012	$110,441
Net earnings (loss)	$2,341	$2,471	$(430)	$4,889
Net earnings (loss) per share:
Basic	$.11	$.13	$(.02)	$.27
Diluted	$.11	$.13	$(.02)	$.26
Weighted average common shares outstanding:
Basic	21,290	18,642	21,265	18,395
Diluted	21,763	19,746	21,265	19,101

These pro forma results of operations are not necessarily indicative of future operating results.

Note 3.                                  Distribution Agreement and Related Music Publishing Liability

As of December 31, 2005, we have accrued approximately $1.1 million for mechanical licensing fees for audio programs that may not have been paid by one of our content providers as contractually required.  We have also recorded a corresponding current music publishing receivable, included as a component of accounts receivable in the accompanying balance sheet, as of December 31, 2005. We believe we will recover all of the $1.1 million receivable through profit participations from future titles and future sales of previously released titles from this content provider.

On February 8, 2006, we entered into an amended agreement with the content provider, which grants us the exclusive right to distribute as many additional content provider-branded titles as necessary to fully recoup any outstanding unpaid mechanical licensing and other unrecouped costs.  We will continue to receive our standard distribution fee on all units sold.  The amended agreement gives us the right but not the obligation to discharge any unpaid mechanical licensing fees required.  To the extent that we pay any such amounts on behalf of the content provider, we will reclassify the payments from receivable to recoupable advance.  All related litigation and arbitration proceedings have been dismissed.

Note 4.                                  Subsequent Event - Bad Debt Charge Due to Musicland Holding Corp. Bankruptcy Filing

On January 12, 2006, Musicland Holding Corp. filed for Chapter 11 bankruptcy protection.  We had approximately $2.6 million in trade receivables outstanding from Musicland at December 31, 2005.  We have recorded a bad debt charge of approximately $1.7 million to general and administrative expenses for the three and nine months ended December 31, 2005.  This charge reflects the estimated net expense, after reversing royalties and distribution fees otherwise payable by us had we expected to collect the Musicland trade receivable. We estimate that the entire Musicland trade receivable balance at December 31, 2005 will be uncollectible.

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

(In thousands, except per share data)	Three Months Ended December 31,		Nine Months Ended December 31,
	2005	2004	2005	2004

Consolidated net earnings, as reported	$2,341	$1,955	$76	$4,060
Add: Stock-based employee compensation expense included in the reported consolidated net earnings, net of related tax effects	—	—	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(151)	(145)	(414)	(311)
Pro forma consolidated net earnings (loss)	$2,190	$1,810	$(338)	$3,749

Consolidated net earnings (loss) per share:
As reported – basic	$.11	$.10	$.00	$.22
As reported – diluted	$.11	$.10	$.00	$.21
Pro forma – basic	$.10	$.10	$(.02)	$.20
Pro forma – diluted	$.10	$.09	$(.02)	$.20

The fair value of the stock options at the date of grant was estimated using the Black-Scholes pricing model with the following assumptions for the nine months ended December 31, 2005 and 2004, respectively:

	2005	2004
Expected life (years)	2.5-5.0	2.5-5.0
Interest rate	2.76 – 4.39%	2.76-3.88%
Volatility	60-67%	60-67%
Dividend yield	0.00%	0.00%

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

In December 2004, the FASB issued revised SFAS No. 123(R), “Share-Based Payment — an Amendment of FASB Statement Nos. 123 and 95.”  SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services or incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments, focusing primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  SFAS No. 123(R) requires public entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions) and recognize the cost over the period during which an employee is required to provide service in exchange for the award.  In April 2005, the SEC deferred the effective date of SFAS 123(R) so that companies may now adopt its provisions at the beginning of their first annual period beginning after June 15, 2005, which would be fiscal 2007, beginning April 1, 2006, for us.  We are currently evaluating SFAS No. 123 (R)’s transition methods and expect that we will record non-cash compensation expenses.  The adoption of SFAS No. 123(R) is not expected to have a significant effect on our financial condition or cash flows, but is expected to have a negative effect on our consolidated financial statements.

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

Note 7.                                  Inventories

Inventories at December 31, 2005, and March 31, 2005, are summarized as follows:

(In thousands)	December 31, 2005	March 31, 2005
DVD	$12,742	$11,112
Other	2,663	1,616
	15,405	12,728
Production costs, net	5,938	4,869
	21,343	17,597
Less current portion of inventories	19,332	15,408
Noncurrent inventories, principally production costs	$2,011	$2,189

Inventories consist primarily of finished DVD and CD product for sale and are stated at the lower of average cost or market.

Production costs consist of capitalized costs to produce licensed programming for domestic and international distribution and include the costs of film and tape conversion to the optical disc format, menu and packaging design, authoring, compression, mastering and the overhead of our creative services and production departments.  Production costs are reflected net of accumulated amortization of $15,297,000 and $12,364,000 at December 31, 2005, and March 31, 2005, respectively.

Note 8.                                  Debt

Revolving Credit and Term Loan Facilities

On November 4, 2005, at our request, Foothill further amended our Amended and Restated Loan and Security Agreement to provide for a seasonal credit line increase in the form of a higher maximum revolving credit limit during the period October 31 through April 15.  During this period each year, the maximum borrowing limit under our revolving credit line will be increased from $21 million to $25 million (actual borrowing availability remains substantially based upon eligible trade accounts receivable levels).

At December 31, 2005, we had $16,118,000 outstanding under our $25.0 million revolving credit facility with Wells Fargo Foothill, Inc. with $13 million bearing interest at LIBOR plus 3.0% ($10 million at 7.41% and $3 million at 7.53% as of December 31, 2005) and the balance at prime plus 0.50% (7.75% at December 31, 2005).  We had no borrowings outstanding under our $1.0 million capital expenditure term loan facility with Foothill.  We had borrowing availability of $8.9 million under the revolving credit facility and $1.0 million under the term loan facility.  After taking into account the negative impact of the Musicland bankruptcy filing subsequent to the end of the quarter, our availability would have declined to $6.8 million at December 31, 2005.  We were in compliance with all financial and operating covenants at December 31, 2005, and expect to be in compliance with all covenants for the foreseeable future.

Note 9.                                  Net Earnings per Share Data

The following presents a reconciliation of the numerators and denominators used in computing basic and diluted net earnings per share for the three and nine months ended December 31, 2005 and 2004:

(In thousands, except per share data)	Three months ended December 31,		Nine months ended December 31,
	2005	2004	2005	2004

Net earnings - basic and diluted numerator	$2,341	$1,955	$76	$4,060
Weighted average common shares outstanding – basic denominator	21,290	18,642	21,265	18,395
Effect of dilutive securities	473	1,104	511	706
Weighted average common shares outstanding – diluted denominator	21,763	19,746	21,776	19,101
Net earnings per share – basic	$.11	$.10	$.00	$.22
Net earnings per share – diluted	$.11	$.10	$.00	$.21

Outstanding common stock options and warrants to purchase 2,547,000 shares of common stock were not included in the computation of diluted earnings per share for the three and nine months ended December 31, 2005.  They were excluded because their exercise prices were greater than the average market price of our common stock during the respective periods in 2005.  Their inclusion would have an antidilutive effect on earnings per share.  Outstanding common stock options and warrants not included in the computation of diluted earnings per share for the three and nine months ended December 31, 2004, totaled 1,258,000 and 1,438,000, respectively.  They were also excluded as the effect of their assumed exercise would be antidilutive to earnings per share.

Note 10.                           Segment Information

In accordance with the requirements of SFAS No. 131, Disclosures about Segments of and Enterprises and Related Information, selected financial information regarding our reportable business segments, domestic and international, are presented below.  Domestic wholesale distribution of home entertainment programming on DVD accounted for approximately 94% and 89% of our net revenue for the three and nine months ended December 31, 2005, respectively, and over 89% and 84% of our net revenue for the three and nine months ended December 31, 2004, respectively.  Management evaluates segment performance based primarily on net revenues, operating costs and expenses and earnings (loss) before income taxes.  Interest income and expense is evaluated on a consolidated basis and not allocated to our business segments.

For the Three Months Ended December 31, 2005:

	2005
(In thousands)	Domestic	International	Inter-segment Eliminations	Consolidated
Net Revenues	$38,502	$669	$—	$39,171
Operating Costs And Expenses	35,855	695	—	36,550
Earnings (Loss) From Operations	2,647	(26)	—	2,621
Other Expenses	264	—	—	264
Earnings (Loss) Before Income Taxes	$2,383	$(26)	$—	$2,357

For the Three Months Ended December 31, 2004:

	2004
(In thousands)	Domestic	International	Inter-segment Eliminations	Consolidated
Net Revenues	$33,105	$1,286	$—	$34,391
Operating Costs And Expenses	31,048	1,131	—	32,179
Earnings From Operations	2,057	155	—	2,212
Other Expenses (Income)	226	(1)	(14)	211
Earnings Before Income Taxes	$1,831	$156	$14	$2,001

For the Nine Months Ended December 31, 2005:

	2005
(In thousands)	Domestic	International	Inter-segment Eliminations	Consolidated
Net Revenues	$79,308	$2,186	$—	$81,494
Operating Costs And Expenses	78,732	2,216	—	80,948
Earnings (Loss) From Operations	576	(30)	—	546
Other Expenses	454	—	—	454
Earnings (Loss) Before Income Taxes	$122	$(30)	$—	$92

For the Nine Months Ended December 31, 2004:

	2004
(In thousands)	Domestic	International	Inter-segment Eliminations	Consolidated
Net Revenues	$85,546	$3,942	$—	$89,488
Operating Costs And Expenses	81,199	3,491	—	84,690
Earnings From Operations	4,347	451	—	4,798
Other Expenses (Income)	662	16	(36)	642
Earnings Before Income Taxes	$3,685	$435	$36	$4,156

	As of
(In thousands)	December 31, 2005	March 31, 2005
Total Assets:
Domestic	$91,121	$74,431
International	557	755
Consolidated Total Assets	$91,678	$75,186

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

We ultimately strive to grow a stream of revenues by maintaining and building a library of titles that can be exploited in a variety of formats and distribution channels.  Our active catalogue currently contains approximately 3,000 exclusive DVD and 200 CD titles.  Egami’s current library of exclusive content has digital audio rights to over 150 full albums containing over 2,200 tracks, download/VOD rights to over 1,500 video titles including future releases, and wireless rights to over 900 video titles including future releases.

Highlights

In our third fiscal quarter ended December 31, 2005:

•                  Net revenues increased 13.9% to a record $39,171,000, compared with net revenues of $34,391,000 for the third quarter of fiscal 2005

•                  Gross profit margins increased to 28.3%, compared to 25.3% for the third quarter of fiscal 2005

•                  Selling expenses decreased to 6.9% of net revenues, down from 8.5% of net revenues for the third quarter of fiscal 2005

•                  General and administrative expenses were up $2.2 million in absolute dollars for the third quarter of fiscal 2006, due primarily to the bad debt charge, associated with Musicland Holding Corp.’s bankruptcy filing, of approximately $1.7 million, an asset impairment charge of $248,000 and the incremental expenses of subsidiaries Egami and Image UK which were not in existence in the prior-year quarter

•                  Net earnings was $2,341,000 ($.11 per diluted share), compared to net earnings of $1,955,000 ($.10 per diluted share) for the third quarter of fiscal 2005

•                  Net earnings of $.11 per diluted share for the quarter ended December 31, 2005 includes an $.08 charge per diluted share as a result of the January 12, 2006 Chapter 11 bankruptcy filing by our customer Musicland Holding Corp.

•                  Total liabilities increased to $49.8 million, from $33.4 million at March 31, 2005, due primarily to increased borrowings under our line of credit for the acquisition of Home Vision Entertainment and the funding of advances paid for new-release and future content

•                  On October 14, 2005, we completed consolidation of newly acquired Home Vision into our existing facilities

•                  On October 31, 2005, the special committee of our board of directors rejected an unsolicited acquisition proposal from Lions Gate Entertainment Corp. and ended discussions with them

•                  On October 31, 2005, we adopted a stockholder rights plan

•                  On November 4, 2005, we amended our revolving credit line to provide a seasonal increase to our maximum borrowing availability from $21 million to $25 million each year from October 31 through April 15

•                  On February 8, 2006, we entered into an amended distribution agreement with a content provider and as a result dismissed all related litigation and arbitration proceedings

The highlights above are intended to identify some of our more significant events and transactions during the quarter ended December 31, 2005, and recent events which occurred after the quarter’s end.  However, these highlights are not intended to be a full discussion of our results for the quarter.  These highlights should be read in conjunction with the following discussion of Results of Operations and Liquidity and Capital Resources and with our condensed consolidated financial statements and footnotes accompanying this report.

Acquisition and Consolidation of Home Vision Entertainment

On August 1, 2005, we acquired all of the outstanding capital stock of Public Media, Inc., a Delaware corporation, d.b.a. Home Vision Entertainment, from Adrianne Furniss and Charles Benton for $8 million in cash, and changed its name to Home Vision Entertainment, Inc.  We completed the consolidation of all of Home Vision’s operations into our existing facilities in Chatsworth and Las Vegas and closed their Chicago corporate headquarters and warehouse and distribution facility in October 2005.

Home Vision was a privately-held, Chicago-based publisher and distributor of home entertainment programming, specializing in independent, foreign and fine art films. In addition to releasing its own exclusive titles under the Home Vision label it also co-distributed with Image the special edition DVD library of The Criterion Collection.

Home Vision was our first acquisition target with the corporate goal of enhancing our library of exclusive programming, distribution channels and sources of revenue.  We believe the acquisition offered us cost savings synergies by leveraging our infrastructure.  We believe the purchase price paid was fair considering the expected increase in revenue streams originating from the rights acquired, the net assets acquired, the expected cost savings our infrastructure afforded us and the expected increase in importance to retailers as a result of the added exclusive brands.

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

We entered into a consulting agreement with Ms. Furniss, Home Vision’s former President and Chief Executive Officer, who will assist with our consolidation and content acquisition efforts.  Payments under this agreement will total $500,000 for the three-year term of the agreement.  We also entered into an employment and consulting agreement with Home Vision’s former Chief Financial Officer, who also assisted us with the consolidation.  Payments under this agreement will total approximately $245,000 for the one-year term of the agreement.

Exclusive Distribution Agreement with The Criterion Collection

On August 1, 2005, we also entered into an exclusive distribution agreement with The Criterion Collection, a Delaware corporation, to exclusively distribute their DVD titles in North America.

The agreement formalized previous distribution arrangements with us and Home Vision whereby we exclusively supplied different retailers with Criterion’s titles.   We now receive more favorable purchase discounts on Criterion’s DVD content as a consolidated purchaser as compared to when we purchased as separate entities.

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

The Criterion Collection has produced special editions of titles such as Kurosawa’s Seven Samurai and Ran, Scorsese’s Last Temptation of Christ, Hunter S. Thompson’s Fear and Loathing in Las Vegas, Hoop Dreams, and My Own Private Idaho. The Criterion Collection also controls the distribution of The Merchant Ivory Collection, including Howard’s End starring Anthony Hopkins and Vanessa Redgrave, and Maurice starring Hugh Grant and Ben Kingsley.  Through its affiliate Janus Films, The Criterion Collection is also responsible for another library of excellent programming, including Kurosawa’s Rashomon and Cocteau’s Beauty and the Beast.  Pursuant to the distribution agreement, we are now the exclusive distributor for all of these programming lines and titles on DVD and all other optical disc formats.

We are paying Criterion a $1.5 million non-recoupable distribution fee, payable monthly over the first twelve months of the term.  Should we meet minimum purchase levels over the initial three years, the term continues through December 31, 2010.  We also have the option to extend the term through December 31, 2010, with the payment of two additional $500,000 non-recoupable payments on January 1, 2009 and 2010.  If we suffer a major decline in purchases that cannot be attributed to a lack of titles, Criterion has the right to terminate the agreement in years four and five, but we believe this is unlikely.  We have accrued the unpaid portion of the $1.5 million fee as a component of royalty and distribution fee advances at December 31, 2005, and are amortizing the fee over the five-year term to cost of sales in accordance with Statement of Position No. 00-2.  Amortization for the three and nine months ended December 31, 2005 was $69,000 and $115,000, respectively.

Lions Gate Proposal

On August 30, 2005, we received an unsolicited proposal from Lions Gate Entertainment Corp. to acquire all of our outstanding shares.  Our board of directors formed a special committee to consider and evaluate the proposal.  After entering into a confidentiality agreement, we provided Lions Gate with extensive information (with competitive information redacted) to assist in its due diligence process, and Lions Gate made a revised proposal.  On October 31, 2005, the final proposal was rejected on the ground that it was substantially below what the special committee would find acceptable for stockholders.  We have not engaged in any further discussions or negotiations with Lions Gate.

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

Potential Acquisitions

We continue to seek out viable acquisition targets to enhance our library of exclusive programming, distribution channels and sources of revenue.  On September 23, 2005, we filed a shelf registration statement that gives us the ability to sell our common stock in one or more offerings to raise cash for acquisitions, debt repayment or working capital and other general corporate purposes.  We also filed an acquisition shelf registration statement with the Securities and Exchange Commission to ensure that registered shares of our common stock are available to use as consideration in connection with our acquisition of the assets, businesses or securities of other companies, whether by purchase, merger or other form of business combination.  The shares may be offered in separate transactions or, in the aggregate, in a single transaction.

Subsequent Event - Bad Debt Charge Associated With Musicland Holding Corp. Bankruptcy Filing

On January 12, 2006, Musicland Holding Corp. filed for Chapter 11 bankruptcy.  We had approximately $2.6 million in trade receivables outstanding from Musicland at December 31, 2005.  We have recorded a bad debt charge of approximately $1.7 million to general and administrative expenses for the three and nine months ended December 31, 2005.  This charge reflects the estimated net expense, after reversing royalties and distribution fees otherwise payable by us had we expected to collect the Musicland trade receivable.  We estimate that the entire Musicland trade receivables balance at December 31, 2005 will be uncollectible.   The bad debt charge represents $.08 per diluted share for the three and nine months ended December 31, 2005.

For the nine months ended December 31, 2005, Musicland accounted for approximately 5% of our net revenues.  We believe the bankruptcy will negatively impact our short-term revenues.  We also believe that Musicland’s bankruptcy should not have a long-term negative effect on our revenues as we expect traditional and online retailers to absorb Musicland’s share of the DVD and CD market.

Egami Media, Inc. Update

Over the past nine months, Egami has entered into numerous nonexclusive digital distribution agreements with online audio and video retailers (e.g. iTunes, Napster, Yahoo! Music Unlimited, Cinema Now, Google Video and Akimbo) accounting for the vast majority of business currently generated in the digital audio and video marketplace. Additionally, Egami continues to seek and establish new retailer relationships as they emerge. To date, Egami controls the exclusive digital distribution rights to over 2,200 audio tracks and over 1,500 video programs. As technology improves and consumer demand and consumption of digitally delivered audio and video programming increase, we believe Egami is well positioned as a leading supplier of high profile independent programming to the retail community.

Liquidity and Capital Resources

Sources and Uses of Cash for the Nine Months Ended December 31, 2005

We used cash flows from operations of $11.5 million during the nine-month period ended December 31, 2005, as compared with cash flows provided by operations of $3.0 million for the comparable nine-month period in 2004.  Our pretax earnings from operations were $92,000 for the nine months ended December 31, 2005.  During the nine months ended December 31, 2005, as compared to the December 31, 2004 period, we used substantial operating cash to advance royalties, production costs and distribution fees for the acquisition of exclusive content for new release and future releases.  .

During the nine months ended December 31, 2005, we advanced $1.5 million upon execution of the exclusive distribution agreement with The Criterion Collection.  We also advanced $2.2 million in production funding for titles yet to be released under our Dark Horse Entertainment, Inc. and Graymark Productions, Inc. co-production agreements and advanced $5.6 million during the nine-months ended December 31, 2005 for content yet to be released under exclusive license and distribution agreements.  We also paid down trade payables and accrued liabilities and accrued royalties and distribution fees payable in the ordinary course of business.  Gross trade receivables increased over $3.5 million as a result of increased quarterly net revenues.

We incurred $932,000 in capital expenditures in our continuing effort to improve our information technology infrastructure.  We paid down long-term debt and capital lease obligations by $1.1 million during the first three quarters of fiscal 2006.  We financed the acquisition and the above expenditures and repayments of debt from cash flows from operations, cash available on hand and through our revolving line of credit, borrowings under which increased to $16,118,000 at December 31, 2005, from no outstanding borrowings at March 31, 2005.

Our working capital comes from two sources:

•                  operating cash flows

•                  availability under our revolving line of credit and term loan facilities

Amended and Restated Loan and Security Agreement with Foothill.

On November 4, 2005, at our request, Foothill further amended our Amended and Restated Loan and Security Agreement to provide for a higher maximum revolving credit limit during the period October 31 through April 15.  During this period each year, the maximum borrowing limit under our revolving credit line will be increased from $21 million to $25 million (actual borrowing availability remains substantially based upon eligible trade accounts receivable levels).  At December 31, 2005, we had borrowing availability of $8.9 million under the revolving credit facility and $1.0 million under the term loan facility.  After taking into account the negative impact of the Musicland bankruptcy filing subsequent to the end of the quarter, our availability would have declined to $6.8 million at December 31, 2005.

Subordinated Note Payable – Ritek Taiwan

(In thousands)	December 31, 2005	March 31, 2005
Subordinated note payable – Ritek Taiwan	$334	$1,337

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations at December 31, 2005, and the effects such obligations are expected to have on liquidity and cash flow in future periods:

(in thousands)	Payments due by fiscal period
	Total	Remainder of 2006	2007	2008	2009	2010	Thereafter
Contractual obligations:
Long-term debt obligations	$—	$—	$—	$—	$—	$—	$—
Operating lease obligations	13,353	407	1,573	1,615	1,658	1,701	6,399
Licensing and exclusive distribution agreements	18,949	4,295	13,778	876	—	—	—
Employment Agreements	5,263	548	2,300	2,415	—	—	—
Total	$37,565	$5,250	$17,651	$4,906	$1,658	$1,701	$6,399

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

Distribution Agreement and Related Music Publishing Liability

As of December 31, 2005, we have accrued approximately $1.1 million for mechanical licensing fees for audio programs that may not have been paid by one of our content providers as contractually required.  We have also recorded a corresponding current music publishing receivable, included as a component of accounts receivable in the accompanying balance sheet, as of December 31, 2005. We believe we will recover all of the $1.1 million receivable through profit participations from future titles and future sales of previously released titles from this content provider.

On February 8, 2006, we entered into an amended agreement with the content provider, which grants us the exclusive right to distribute as many additional content provider-branded titles as necessary to fully recoup any outstanding unpaid mechanical licensing and other unrecouped costs.  We will continue to receive our standard distribution fee on all units sold.  The amended agreement gives us the right but not the obligation to discharge any unpaid mechanical licensing fees required.  To the extent that we pay any such amounts on behalf of the content provider, we will reclassify the payments from receivable to recoupable advance.  All related litigation and arbitration proceedings have been dismissed.

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

Results of Operations

The accompanying consolidated financial information for the three and nine months ended December 31, 2005, should be read in conjunction with the Consolidated Financial Statements, the Notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations in our most recent Annual Report on Form 10-K.

We have two business segments:

•                  Domestic

•                  International

Our domestic segment includes domestic wholesale distribution, program licensing and production and the operating results of our subsidiaries Egami Media, Inc., Home Vision Entertainment, Inc. and Image Entertainment (UK), Inc.  We have consolidated 100% of the operations of Home Vision with our existing operations.

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

Revenue

Sales of DVD and CD programming accounted for approximately 95.7% and 1.7%, respectively, of net revenues for the quarter ended December 31, 2005, and 91.7% and 5.8%, respectively, of net revenues for the nine months ended December 31, 2005.  Sales of CD programming decreased to $646,000 for the December 2005 quarter, from $2.0 million for the December 2004 quarter, and to $4.7 million for the nine months ended December 31, 2005, from $8.7 million for the nine months ended December 31, 2004.

The following table presents consolidated net revenues by reportable business segment for the three and nine months ended December 31, 2005 and 2004, respectively:

	Three Months Ended December 31,			Nine Months Ended December 31,
	2005	2004	% Change	2005	2004	% Change
	(in thousands)			(in thousands)

Net revenues
Domestic	$38,502	$33,105	16.3%	$79,308	$85,546	(7.3)%
International	669	1,286	(48.0)	2,186	3,942	(44.5)
Consolidated	$39,171	$34,391	13.9%	$81,494	$89,488	(8.9)%

Domestic Revenue

We had record net revenues for our third quarter ended December 31, 2005.    Our August 1, 2005 acquisition of Home Vision and the concurrent signing of the exclusive distribution agreement with The Criterion Collection contributed to the strength of our new release and catalogue sales during the normally seasonally strong December quarter.

While we have always distributed The Criterion Collection, we previously split distribution with Home Vision.  As a result of the acquisition, we are the sole exclusive distributor of The Criterion Collection.  Prior to the acquisition, we had sold Home Vision titles on a nonexclusive basis.  Now we are the sole distributor of a library of over 130 Home Vision titles, including the BBC production of The Chronicles of Narnia three-title box set (containing The Lion The Witch And The Wardrobe, The Silver Chair and Prince Caspian and The Voyage Of The Dawn Treader) and the individual titles included in the box set.  Demand for our version of The Chronicles of Narnia box set and the individual titles continued through the third quarter due to the recent big budget studio theatrical release of The Chronicles of Narnia: The Lion, The Witch and The Wardrobe.  We generated net revenues of over $4.6 million from these titles during the December 2005 quarter.

For the first six months of our fiscal year, the media had reported heightened concerns about the major studios’ announcements of declining DVD sales and a glut of major studio DVD product in the marketplace.  We are unclear whether these reports were due to the studios shipping too much product too quickly, weakening demand, or other factors.  In our opinion, these reports had contributed strongly to the decision by many retailers to be more cautious in their DVD purchases and their allocation of shelf space to independents such as us during the first half of the fiscal year, negatively impacting our first six months net revenue performance.  We hope the strength of our third quarter revenue performance is an indication of a rebound in the DVD retail marketplace as it relates to independents such as Image.

On a comparative basis, our CD revenues for the December 31, 2005 quarter were significantly lower than the prior-year period.  Revenue for the three months ended December 31, 2004 included the very successful The Source Presents Hip Hop Hits Volume 9. Our CD sales continue to be subject to substantial variability, depending on the number and success of titles released in a particular quarter.  Accordingly, our CD revenues and results of operations may vary significantly from period to period, and the results of any one period may not be indicative of the results of other periods.  We believe that our CD business will continue to expand overall.

Our top ten new release DVD and CD titles for the December 2005 and 2004 quarters together generated net revenues of $8.3 million and $10.3 million, respectively.  New releases totaled $15.4 million and $14.6 million for the December 2005 and 2004 quarters, respectively.

Our strongest new releases this quarter:

DVDs

The Bill Jeff Larry and Ron Box Set (Featuring Bill Engvall, Jeff Foxworthy, Larry the Cable Guy and Ron White)

Twilight Zone: Definitive Edition Seasons 4 and 5

Kiss: Rock The Nation: Live!

Beef III (QD3 Collection)

Criterion’s Special Editions of:

Akira Kurosawa’s Ran

Rebel Samurai/Sixties Swordplay Classics

Le Samourai

Ugetsu

CDs

Saw II Original Motion Picture Soundtrack

The Moody Blues: Lovely To See You (Live)

Face to Face: Shoot the Moon: Essential Collection

Tanya Tucker: Live at Billy Bobs Texas

Previously released catalogue titles contributing to net revenues for the nine months ended December 31, 2005:

DVDs

BBC Production of The Chronicles of Narnia three title box set

The Chronicles of Narnia: The Lion, The Witch and The Wardrobe

Criterion’s Special Edition of Fear and Loathing in Las Vegas

Chicago and Earth Wind & Fire: Live at the Greek

Twilight Zone: Definitive Edition Season’s 1, 2 and 3

Combat (classic TV) Season’s 3 and 4

Larry the Cable Guy “Git R Done”

CDs

The Source Presents: Hip Hop Hits, Volume 10

Mint Condition: Livin’ the Luxury Brown

Billy Gilman: Everything and More

Charmed: The Book of Shadows Original TV Series Soundtrack

Las Vegas Original TV Series Soundtrack

Taste of Chaos 2005 Tour

International Revenue

The decrease in the three and nine months ended December 31, 2005 international sales compared to the prior-year periods was primarily due to reduced royalty revenues reported by our sublicensees.  A significant contributing factor was a lack of internationally desirable new DVD releases.  Because of language barriers and cultural differences, much of our recent successful new release programming—particularly urban and comedy titles—has not been released internationally or has not sold as well as in North America.  We believe this trend will continue for the foreseeable future.

Gross Margins

The following table presents consolidated cost of sales by reportable business segment and as a percentage of related segment net revenues for the three and nine months ended December 31, 2005 and 2004, respectively:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2005	2004	2005	2004
	(in thousands)		(in thousands)
Cost of sales:
Domestic	$27,567	$24,762	$58,402	$63,975
International	521	943	1,706	3,095
Consolidated	$28,088	$25,705	$60,108	$67,070

			% Change			% Change
As a percentage of segment net revenues:
Domestic	71.6%	74.8%	(3.2)%	73.6%	74.8%	(1.2)%
International	77.9	73.3	4.6	78.0	78.5	(0.5)
Consolidated	71.7%	74.7%	(3.0)%	73.8%	74.9%	(1.1)%

Domestic Gross Margin

Domestic gross margin for the December 2005 quarter was 28.4%, up from 25.2% for the December 2004 quarter.  Gross margins were impacted favorably by sales of titles acquired as part of the Home Vision acquisition and now distributed by us exclusively as well as lower DVD replication pricing. These titles were previously distributed by us nonexclusively and therefore at a lower gross profit margin.  Additionally, gross margins are higher as a result of spreading fixed warehousing and distribution costs over comparatively higher revenues for the December 2005 quarter as compared with the December 2004 quarter.

The nine-month 2005 period domestic gross margin was 26.4%, up from 25.2% for the nine-month 2004 period primarily due to our third quarter ended December 31, 2005 performance.  Offsetting the favorable gross margin impact discussed above were increased market development funds earned by our customers during the three and nine months ended December 31, 2005, as compared to the December 31, 2004 periods.  Market development funds are recorded as a reduction of revenues and totaled $1.7 million and $3.6 million for the three and nine months ended December 31, 2005, respectively, versus $1.3 million and $3.0 million for the three and nine months ended December 31, 2004.  We expect the trend of increasing market development funds to continue for the foreseeable future.

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

Selling Expenses

The following tables’ present consolidated selling expenses by reportable business segment and as a percentage of related segment net revenues for the three and nine months ended December 31, 2005 and 2004, respectively:

	Three Months Ended December 31,			Nine Months Ended December 31,
	2005	2004	% Change	2005	2004	% Change
	(in thousands)			(in thousands)
Selling expenses:
Domestic	$2,651	$2,880	(8.0)%	$7,962	$6,994	13.8%
International	41	29	41.4	96	48	100.0
Consolidated	$2,692	$2,909	(7.5)%	$8,058	$7,042	14.4%

As a percentage of segment net revenues:
Domestic	6.9%	8.7%	(1.8)%	10.0%	8.2%	1.8%
International	6.1	2.3	3.8	4.4	1.2	3.2
Consolidated	6.9%	8.5%	(1.6)%	9.9%	7.9%	2.0%

Domestic Selling Expenses

The decrease in selling expenses for the December 2005 quarter in absolute dollars was primarily due to a reduction in advertising and promotion expenses incurred during the quarter as compared to the December 2004 quarter.  We experienced reductions in expenditures for print advertising, and overall general promotional expenditures.  As a percentage of net revenues, the decrease was also due to the spreading of fixed selling expenses over significantly higher comparative net revenues.

For the nine months ended December 31, 2005, we incurred higher advertising and promotion expenses of $372,000 and increased personnel costs of $310,000.  Egami and incremental Home Vision selling expenses incurred as a result of consolidating four former Home Vision employees into our sales and marketing department also contributed $272,000 to the increase in selling expenses for the nine months ended December 31, 2005.  Egami and Home Vision were not a component of our selling expenses for the December 2004 nine-month period.

While our advertising and promotional expenditures decreased during the December 2005 quarter, they increased for the nine months ended December 31, 2005.   We expect advertising and promotional expenditures to continue to increase, as retailers insist on marketing support for products after they have committed to purchasing them.  Print, television and radio advertising are all increasingly important to creating consumer awareness of our products.  The likelihood of placing product in significant numbers is greatly enhanced with a convincing outlay of marketing funds to increase awareness and sales.

General and Administrative Expenses

The following tables’ present consolidated general and administrative expenses by reportable business segment and as a percentage of related segment net revenues for the three and nine months ended December 31, 2005 and 2004, respectively:

	Three Months Ended December 31,			Nine Months Ended December 31,
	2005	2004	% Change	2005	2004	% Change
	(in thousands)			(in thousands)
General and administrative expenses:
Domestic	$5,638	$3,406	65.5%	$12,369	$10,230	20.9%
International	132	159	(17.0)	413	348	18.7
Consolidated	$5,770	$3,565	61.9%	$12,782	$10,578	20.8%

As a percentage of segment net revenues:
Domestic	14.6%	10.3%	4.3%	15.6%	12.0%	3.6%
International	19.7	12.4	7.3	18.9	8.8	10.1
Consolidated	14.7%	10.4%	4.3%	15.7%	11.8%	3.9%

Domestic General and Administrative Expenses

We incurred a bad debt charge of $1.7 million as a result of the January 12, 2006, bankruptcy filing of Musicland.  We also incurred an impairment charge for the cumulative cost of a third-party software program totaling $248,000.  The third-party developer has failed to provide adequate resources necessary to cause the software to function as designed.  It is unclear as to whether they have the ability and resources to continue to support the process necessary to correct functionality to original design specifications and provide adequate future maintenance should we ultimately go into live production.  As a result of increased uncertainty experienced by us during the December 2005 quarter, we felt it was prudent to take the charge.

Additionally, we incurred higher salary expenses of $116,000 and the general and administrative expenses of Egami and Image UK together totaling $137,000 for the December 2005 quarter.  Egami and Image UK were not in existence during the December 2004 quarter.  These increased expenses were offset, in part, by lower expenses of $257,000 due to the lack of performance-based bonuses for the December 2005 quarter as compared to the December 2004 quarter.

For the nine months ended December 31, 2005, segment general and administrative expenses were negatively impacted by the Musicland bad debt charge as well as the third-party software write-off noted above.  We also incurred increases in legal expenses of $254,000, salary expenses of $259,000, and the general and administrative expenses of Egami, Home Vision and Image UK, together totaling $510,000, during the nine months ended December 31, 2005.  Egami and Image UK were not in existence during the nine-month period ended December 31, 2004.  Expenses for Egami are primarily personnel and expenses for Image UK are primarily personnel and rent and utilities associated with the leased office space. These increased expenses were offset, in part, by reduced expenses of $433,000 for consulting and professional services in connection with information technology systems and accounting and reduced expenses of $536,000 due to the lack of performance-based bonuses during the nine months ended December 31, 2005.

Interest Expense

	Three Months Ended December 31,			Nine Months Ended December 31,
	2005	2004	% Change	2005	2004	% Change
	(in thousands)			(in thousands)

Interest expense, net of interest income	$267	$207	29.0%	$461	$651	(29.2)%

As a percentage of segment net revenues	0.7%	0.6%	0.1%	0.6%	0.7%	(0.1)%

The increase for the three months ended December 31, 2005, is attributable to comparatively higher weighted average borrowings at a higher weighted average interest rate during the quarter as compared to the December 2004 quarter.   The reduction for the nine months ended December 31, 2005, is due to reduced weighted average borrowings for the period as compared to the 2004 period.

Income Taxes

We recorded Federal and California state alternative minimum tax for the three and nine months ended December 31, 2005 and 2004.  We utilized net operating loss carryforwards to offset taxable earnings for the three and nine months ended December 31, 2005 and 2004, which resulted in a Federal and California alternative minimum tax due to limitations on the utilization of these net operating losses.  We also recorded a Texas state tax expense for the three and nine months ended December 31, 2005.

Consolidated Net Earnings

	Three Months Ended December 31,		Nine Months Ended December 31,
	2005	2004	2005	2004
	(in thousands)		(in thousands)

Net earnings	$2,341	$1,955	$76	$4,060

Net earnings per diluted share	$.11	$.10	$.00	$.21

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

Interest Rate Fluctuations

At December 31, 2005, all of our outstanding bank borrowings are subject to changes in interest rates; however, we do not use derivatives to manage this risk.  This exposure is linked to the prime rate and LIBOR.

Management believes that moderate changes in the prime rate or LIBOR would not materially affect our operating results or financial condition.  For example, a 1.0% change in interest rates would result in an approximate $160,000 annual impact on pretax income (loss) based upon those outstanding borrowings at December 31, 2005.  To date we have not entered into interest rate swap agreements.

Foreign Exchange Rate Fluctuations

At December 31, 2005, a minimal amount of our accounts receivable is related to international distribution and denominated in foreign currencies, and accordingly is subject to future foreign exchange rate risk.  We distribute some of our licensed DVD programming (for which we hold international distribution rights) internationally through sublicensees.  Additionally, we exploit international broadcast rights to some of our exclusive entertainment programming (for which we hold international broadcast rights).  Management believes that moderate changes in foreign exchange rates will not materially affect our operating results or financial condition.  To date, we have not entered into foreign currency exchange contracts.

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

Not Applicable.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

ITEM 3.	Defaults upon Senior Securities

Not Applicable.

ITEM 4.	Submission of Matters to a Vote of Security Holders

Not Applicable.

ITEM 5.	Other Information

Not Applicable.

ITEM 6.	Exhibits.

4.1                               Rights Agreement with Computershare Trust Company, Inc. previously filed as Exhibit 4.1 to the Current Report on Form 8-K of the Company filed November 1, 2005, and incorporated herein by reference.

10.1                         Indemnification agreements previously filed as Exhibit 10.1 to the Current Report on Form 8-K of the Company filed October 24, 2005, and incorporated herein by reference.

10.2                         Amendment No. 1 to Amended and Restated Loan and Security Agreement by and between Image and Wells Fargo Foothill, Inc. previously filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Company filed on November 10, 2005, and incorporated herein by reference.

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

IMAGE ENTERTAINMENT, INC.

Date:	February 9, 2006	By:	/s/ MARTIN W. GREENWALD
Martin W. Greenwald
President and Chief Executive Officer

Date:	February 9, 2006	By:	/s/ JEFF M. FRAMER
Jeff M. Framer
Chief Financial Officer