Form 10-K
period 2006-03-31
IMAGE ENTERTAINMENT INC
filed 2006-06-29
CIK 216324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒                                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the Fiscal Year Ended March 31, 2006

OR

☐                                    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the Transition Period from          To

Commission File Number 000-11071

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

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, par value $0.0001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the registrant is not required to file report pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☒

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

Large Accelerated filer  ☐          Accelerated Filer  ☐          Non- Accelerated Filer  ☒

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of the common stock held by non-affiliates of the registrant, based upon the closing price of $4.19 for shares of the registrant’s common stock on September 30, 2005, the last business day of the registrant’s most recently completed second fiscal quarter as reported by the NASDAQ National Market®, was approximately $40,680,752. In calculating such aggregate market value, shares of common stock owned of record or beneficially by officers, directors and persons known to the registrant to own more than five percent of the registrant’s voting securities (other than such persons of whom the registrant became aware only through the filing of a Schedule 13G filed with the Securities and Exchange Commission) were excluded because such persons may be deemed to be affiliates. The registrant disclaims the existence of control or any admission thereof for any other purpose.

The number of shares outstanding of the registrant’s common stock as of June 26, 2006:  21,296,346

DOCUMENTS INCORPORATED BY REFERENCE

Part III — Portions of the registrant’s proxy statement for its Annual Meeting of Shareholders to be held on October 10, 2006, are incorporated by reference into Part III of this report.

IMAGE ENTERTAINMENT, INC.
Form 10-K Annual Report
For The Fiscal Year Ended March 31, 2006

TABLE OF CONTENTS

PART I
	ITEM 1.	Business
	ITEM 1A.	Risk Factors
	ITEM 2.	Properties
	ITEM 3.	Legal Proceedings
	ITEM 4.	Submission of Matters to a Vote of Security Holders
PART II
	ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
	ITEM 6.	Selected Financial Data
	ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
	ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk
	ITEM 8.	Financial Statements and Supplementary Data
	ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
	ITEM 9A.	Controls and Procedures
	ITEM 9B.	Other Information
PART III
	ITEM 10.	Directors and Executive Officers of the Registrant
	ITEM 11.	Executive Compensation
	ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
	ITEM 13.	Certain Relationships and Related Transactions
	ITEM 14.	Principal Accountant Fees and Services
PART IV
	ITEM 15.	Exhibits and Financial Statement Schedules
SIGNATURES

PART I

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed due to factors such as dependence on a limited number of key customers and titles, difficulty in acquiring and protecting our exclusive programming, and intense competition in the entertainment industry. Additional information concerning factors that could cause or contribute to such differences can be found in the following discussion, as well as in “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 1.                    BUSINESS

OVERVIEW

We are a vertically-integrated independent home entertainment content supplier engaged in the acquisition, production and worldwide distribution of exclusive content for release on a variety of formats and platforms, including:

•	DVD	•	Broadcast
•	CD		•	traditional
•	HD-DVD		•	cable
•	Blu-ray Disc®		•	satellite
•	UMD		•	video on demand (VOD)
•	VHS		•	theatrical
			•	digital

We are primarily engaged in the domestic acquisition and wholesale distribution of content for release on DVD. We acquire and exploit exclusive distribution rights to a diverse array of general and specialty content on DVD and other home entertainment formats, including:

•	comedy	•	country
•	music concerts	•	gospel
•	urban	•	independent films
•	television and theatrical	•	foreign and silent films
•	theatre	•	youth culture/lifestyle
		•	Latin

We also acquire exclusive rights to audio content for distribution on CD spread across a variety of genres and configurations, including:

•	albums	•	Broadway original cast recordings
•	compilation CDs	•	audio compilations from our live concert DVDs
•	TV and movie soundtracks		event
•	comedy programs

Through our wholly-owned subsidiary, Egami Media, Inc., we are focused on the acquisition and exploitation of content in the expanding digital distribution marketplace for delivery systems such as

•	VOD
•	streaming video
•	download channels

Egami continues to aggressively add numerous video and audio titles to its growing library of exclusive digital rights each month. Over the past year, Egami has established direct relationships with a majority of digital industry-retailers and continues to seek additional distribution partners as they emerge.

We strive to grow a stream of revenues by maintaining and building a library of titles that can be exploited in a variety of formats and distribution channels. Our active library currently contains:

•                  over 3,000 exclusive DVD titles

•                  approximately 200 CD titles

•                  digital rights to

•                  over 1,500 video titles

•                  over 150 audio titles

•                  containing more than 2,500 individual tracks

We currently release an average of over 30 new exclusive DVD titles and five new exclusive CD titles each month.

We acquire content mainly by entering into exclusive licensing or distribution arrangements with producers and other content providers. We typically supplement such content by designing and producing additional content and value-added features. We routinely produce our own original entertainment content, focused on DVD live performance music concerts and comedy events with some of the most recognizable names in the industry, and various forms of urban genre content. We are also co-producing feature horror and other genre specific titles with budgets less than $500,000 and up to $3.5 million through co-production agreements with:

•                  Dark Horse Entertainment

•                  Graymark Productions

•                  Amicus Entertainment

In addition, we are co-producing a feature thriller film Sisters, a remake of the classic Brian De Palma film, with Sisters Wooster, Inc. to be released under the No Remorse Films banner, headed by highly successful independent film producer Edward R. Pressman. Ed Pressman serves as executive producer of the picture. We will also look to co-produce individual films with other established independent producers.

We were incorporated in Colorado as Key International Film Distributors, Inc. in April 1975, our present name was adopted in 1983, we reincorporated in California in November 1989 and reincorporated again in Delaware in September 2005. Our principal executive offices are located at 20525 Nordhoff Street, Suite 200, Chatsworth, California 91311. We maintain a Web site at www.image-entertainment.com. Except as specifically noted, the content of this site is not incorporated by reference and does not constitute a part of this report.

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

	Fiscal Years Ended March 31
(in thousands)	2006		2005		2004
DVD	$98,226	87.9%	$100,374	84.8%	$71,683	84.5%
CD	9,094	8.1	12,142	10.3	5,591	6.6
Sublicense	2,819	2.5	4,830	4.1	5,607	6.6
UMD	802	0.7	-	-	-	-
VHS	467	0.4	550	0.4	1,415	1.7
Broadcast	494	0.4	487	0.4	544	0.6
TOTAL	$111,902	100%	$118,383	100%	$84,840	100%

BUSINESS SEGMENTS

We currently have two business segments:

•       Domestic (U.S. and Canada)

•                  International

Our domestic segment primarily consists of acquisition, production and distribution of exclusive DVD content and, through Egami Media, exclusive content for digital distribution via video on demand, streaming video and download. Our international segment includes international video sublicensing and worldwide broadcast rights exploitation. The following table presents consolidated net revenues, net of eliminations, by reportable business segment for the periods presented:

	Fiscal Years Ended March 31,			Fiscal Years Ended March 31,
(in thousands)	2006	2005	% Change	2005	2004	% Change
Net revenues:
Domestic	$108,667	$113,219	(4.0)%	$113,219	$78,370	44.5%
International	3,235	5,164	(37.4)	5,164	6,470	(20.2)
Consolidated	$111,902	$118,383	(5.5)%	$118,383	$84,840	39.5%

Domestic

Most of the product we release is in the DVD format. According to industry estimates, there are currently more than 58,000 DVD titles available in the domestic market, of which more than 3,000 are actively and exclusively distributed by us. We are a leading independent supplier of DVD content in the music, comedy, special interest, episodic television, urban and lifestyle genres. The following chart reflects the number of cumulative titles we have released by type of content, compared with the cumulative DVD software titles released by the industry through the week ended May 19, 2006, excluding discontinued titles. The following chart does not intend to indcate our market share of DVD revenues, only cumulative titles released.

Type of DVD Content	Total Number of DVD Titles	Number of Image Titles	Image Percentage
Music	7,562	577	7.6%
Special Interest	12,501	494	4.0%
Theatrical Catalog (pre-1997)	9,506	451	4.7%
Foreign Language (including distributed lines)	4,767	236	5.0%
Television Programming	3,376	162	4.8%
Direct to DVD	6,972	373	5.3%
All Other	14,024	789	5.6%
Total Releases — Cumulative through 5/19/06	58,708	3,082	5.2%

                Source:  DVD Release Report Revised 5/17/06

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

Exclusive Acquisition. We generally acquire exclusive rights to our content. We acquire our exclusive titles from a wide range of content holders, including:

•                  independent content suppliers

•                  producers

•                  music artists

•                  record labels

•                  artist management

We also produce our own original entertainment content focused on DVD live performance stand-up comedy, music concerts and urban genre content, and feature horror and other genre films. We produce, market and sell our exclusive content according to exclusive license or distribution agreements. We actively pursue and secure both domestic (U.S. and Canada) and international distribution rights to exclusive titles in a range of home entertainment formats.

In return for exclusive license rights, we pay royalties to our licensors. Royalties are expressed as a percentage of our wholesale net revenues derived from title sales. Typically, we pay royalty advances that are recouped against royalties earned on a title-by-title basis or, if cross-collateralized, against groups of licensed titles from the same licensor. Our license agreements generally provide for a minimum distribution term of at least five years and often considerably longer. Some license agreements contain provisions for an extension of the distribution term if we meet specified performance milestones or if we are still unrecouped at the end of the distribution term.

In return for exclusive distribution rights, we generally tender net wholesale revenues to content suppliers, which are expressed as a percentage of wholesale revenues after subtracting our distribution fee and recouping costs allocated to the content owner such as production, manufacturing, music publishing, and marketing fees. In some cases, the net profit of a title is split between us and the content supplier according to a contractual percentage. In many cases, we pay and recoup advances or minimum guarantees on an exclusive distribution deal in a manner similar to an exclusive licensing arrangement.

While our core business remains the domestic acquisition and distribution of content on DVD, we seek to secure and exploit exclusive content with the broadest possible grant of home entertainment programming rights. As part of our strategic goal, we may finance all or part of the production of some of our entertainment content. The rights we retain in connection with our self-financed productions generally cover all territories throughout the world, all now-known and hereafter-devised video home entertainment formats, and other formats for an extended term.

Because of our growing library of exclusive titles in a wide variety of genres, we believe that we are positioned to benefit from the widespread support of the traditional DVD format and the HD-DVD and/or Blu-ray Disc® high-definition formats. We intend to continue expanding our exclusive DVD library.

Egami Media. Our wholly-owned subsidiary, Egami Media, engages in the exclusive wholesale distribution of the digital rights to our catalogue of audio and video content. The demand for the types of programming found in our catalogue continues to increase as new retailers enter the primarily online marketplace. While big-budget theatrical programs are becoming available in limited ways online, the vast majority of available online content is still niche or affinity video titles such as classic television shows, live music, live comedy, special interest and other programs.  Egami seeks to differentiate itself competitively by being a one-stop source for the large, diverse collection of entertainment represented by our digital catalogue.

Egami enters into nonexclusive distribution arrangements with retail and consumer facing entities whose business models are solely or partially the digital delivery of content. Delivery will be in the form of secure encoded files with playback options being controlled by embedded Digital Rights Management (DRM). In video, the consumer will find various purchasing options that include:

•                  Download to Own

•                  Download to Rent (VOD)

•                  Subscription based rental models (SVOD)

Download to Own is essentially the digital equivalent of buying a DVD. Download to Rent is also referred to as VOD and is becoming a key transactional component to most of our partner retailers. Subscription based rental models (SVOD) are essentially the digital equivalent of a club-type model, where users pay recurring monthly fees in exchange for access to a library without individual transaction charges.

The audio marketplace is more mature, yet audio business models continue to evolve. Egami is selling full albums, individual tracks and also supporting subscription-based access to our library of content. Additionally, Egami is working closely with several audio retailers as they develop plans to add digital video to their offerings.

The mobile or wireless space is also a developing channel for Egami. As technical advances occur, the delivery of video to mobile phones is becoming more commonplace. We are working with third-party content suppliers by providing video content for emerging subscription based services.

Emerging retail channels for Egami include kiosk-based sale of audio and video content, delivery of video content via closed college campus networks and through public libraries, advertising supported online models and various proprietary set-top box retail initiatives.

Image Entertainment (UK), Inc. In February 2005, we launched our wholly-owned subsidiary Image UK, which acts as our exclusive content acquisition agent and is focused on acquiring content for exclusive distribution in North America and throughout the world from its London office. Rights acquired with the assistance of Image UK are actually held by us. Additionally, production and distribution services are performed by our personnel out of our headquarters in Chatsworth, California. Fiscal year expenses for the leased office and related expenses, including salaries, are approximately £20,000 (approximately $34,000) per month, increasing to approximately £1,500 (approximately $2,500) per month at the end of August due to a new office lease.

Home Vision Acquisition and Criterion Library of Special Edition DVD Programming. In August 2005, we acquired Home Vision Entertainment, a publisher and distributor of home entertainment programming with 130 active DVD titles, for $8.0 million in cash. In connection with the acquisition, we signed a long-term exclusive distribution agreement with The Criterion Collection for the remaining distribution rights (which were controlled by Home Vision) to Criterion’s 290-title DVD library. Prior to the signing of the agreement, Image and Home Vision shared distribution of Criterion’s programming.

Film Production. With Dark Horse, we have completed principal photography and are currently in post-production on three feature films, Driftwood  a ghost story about a boys’ reformatory directed by Tim Sullivan (2001 Maniacs, Detroit Rock City), Splinter, a multicultural action-adventure supernatural thriller starring Edward James Olmos and Tom Sizemore, and Monarch of the Moon, a stylized feature designed to pay homage to the classic science-fiction movies of the 1950s. Through Dark Horse, we also acquired Destination Mars, a feature similar to Monarch of the Moon. We are currently in the early development stage of a script to be directed by famed director John Landis (American Werewolf in London, Animal House, Beverly Hills Cop III, Blues Brothers, Coming to America, Into the Night, Kentucky Fried Movie, Trading Places). We have also recently begun pre-production of one additional Dark Horse project entitled My Name Is Bruce starring and to be directed by renowned genre actor Bruce Campbell.

Our agreement with Graymark has yielded three films which have been delivered and are scheduled for late 2006 and early 2007 releases. These films include the horror film The Hunt directed by Fritz Kiersch (Children of the Corn) and starring veteran actor Cliff De Young (The Hunger), the thriller Surveillance starring Emmy award-winning actor Armand Assante (Paradise Alley, Unfaithfully Yours, Private Benjamin, The Mambo Kings, Fatal Instinct, Judge Dredd) and directed by Kiersch, and the vampire horror movie Souls Midnight starring Assante. We are also in production on the urban legend ghost story Fingerprints, the debut film of up-and-coming actress Kristin Cavallari (Laguna Beach), and also starring Lou Diamond Phillips (La Bamba, Stand and Deliver).

With Amicus, we are in the early development stage on one horror film. The film, appropriately entitled Stuck, is based on the true story of a woman who hits a homeless man with her car and then lets him die in her garage while he is still stuck in her windshield, and is written and to be directed by well-known horror director Stuart Gordon (Re-Animator, From Beyond, Dolls).

An agreement with ContentFilm has focused primarily on content acquisition, as the co-production portion of our agreement has been assigned to highly successful independent film producer Edward R. Pressman (Bad Lieutenant, Conan the Barbarian, The Cooler, The Crow, Das Boot, Sisters, Talk Radio, Thank You For Smoking). With ContentFilm, we have acquired feature films Evil Aliens and Wilderness Survival for Girls. We have completed principal photography and are in post-production on the remake of Brian De Palma’s classic thriller Sisters, which is executive produced by Ed Pressman. We are in negotiations for other films to co-produce.

We are solely responsible for financing the film budgets for the Dark Horse co-productions and are co-financiers of our other co-productions.

For our theatrical co-productions, we usually receive a longer distribution term and a share of the picture’s copyright.

Film Co-Production Budgets, funded in fiscal 2006 unless otherwise stated

Dark Horse

Driftwood - $1.25 million

Monarch of the Moon - $111,000

Splinter - $437,000

My Name is Bruce - $1.5 million (fiscal 2007)

John Landis Project - tentatively $3,000,000 (our commitment $1.5 million - fiscal 2007)

Graymark

The Hunt - $427,000 (our funded commitment $214,000)

Surveillance - $629,000 (our funded commitment $314,000)

Souls Midnight - $650,000 (our funded commitment $163,000)

Fingerprints - $650,000 (our funded commitment $276,000 )

Amicus

Stuck - tentatively $2.8 million (our commitment $1.4 million - fiscal 2007)

Sisters Wooster

Sisters $3.5 million (our funded commitment $1.4 million)

No Nonexclusive Distribution. Except for a small number of digital titles distributed by Egami, we do not generally distribute nonexclusive content, such as DVD releases of major motion pictures.

Additional Value-Added Services. We provide a full range of value-added services relative to our licensed content and many of our exclusively distributed titles, including:

•	creation of packaging	•	distribution
•	DVD authoring and compression	•	for some titles, the addition of
•	menu design		enhancements such as
•	video master quality control		•	multiple audio tracks
•	manufacturing		•	commentaries
•	marketing		•	foreign language tracks
•	sales		•	behind-the-scenes footage
•	music clearance		•	interviews
•	warehousing		•	discographies

These services are typically performed in-house, with the exception of DVD, CD and UMD disc manufacturing and tape replication, package printing, and packaging of the finished product which are generally performed by third party vendors.

Distribution Services. We recently launched a new initiative called Image Entertainment Distribution Services, which offers a menu of distribution services to choose from, including sales, marketing, distribution and collections to independent audio and video labels. This new initiative leverages our direct selling and retail relationships, existing distribution infrastructure, and emerging Vendor Managed Inventory (VMI) capabilities.

Manufacturing. Typically, a content supplier delivers a title master and artwork to us, and our in-house post-production facility creates a sub master with specifications for the necessary format and on-screen menus for each title. Our in-house authoring and compression team then generally performs the work necessary to prepare a DVD master for manufacturing. Occasionally, because of the large volume of our exclusive releases, we may use an outside facility to perform such services. Our in-house creative services department, staffed with graphic designers, copywriters and proofreaders, creates original and innovative packaging fundamental to the marketing success of our product. During fiscal 2006 and in the years prior, we used Deluxe Media Services, Inc., formerly Ritek Global Media, to manufacture and package our domestic DVD programming. We have reached an agreement in principle with Sonopress LLC to do so, subject to their final credit approval, and plan to move our replication during the second quarter of fiscal 2007. We primarily use U-Tech Media USA dba Glory Tech LLC for CD manufacturing. Sony DADC Global currently manufactures all UMD programming.

Marketing. Our in-house marketing department directs marketing efforts toward consumers, DVD and CD retailers, and DVD and CD player retailers. Our marketing efforts involve:

•                  point-of-sale advertising

•                  print advertising in trade and consumer publications

•                  national television and radio advertising campaigns

•                  Internet advertising, including viral and social network marketing campaigns

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

Our Web site at www.image-entertainment.com helps promote us and our exclusive content. The Web site includes press releases, information regarding our exclusive titles, and information of general interest to the home entertainment consumer.

Customers. We distribute our titles domestically through our Las Vegas, Nevada distribution center. We sell our products to:

•                  traditional retailers

•                  specialty retailers

•                  Internet retailers

•                  wholesale distributors

•                  alternative distribution

•                  direct-to-consumer print catalogs

•                  direct response campaigns

•                  subscription service/club sales

•                  home shopping television channels

•                  other non-traditional sales channels

                Some of our key sell-through customers in alphabetical order include:

•	AEC One Stop Group	•	Ingram Entertainment, Inc.

•	Amazon.com, Inc.	•	K-Mart

•	Barnes & Noble	•	Paradox Entertainment (f/k/a Vid Canada)

•	Baker & Taylor	•	Sears

•	Best Buy Co., Inc.	•	Target

•	Borders Group Inc.	•	Tower Records

•	Costco	•	Trans World Entertainment

•	Critic’s Choice	•	Wal-Mart (Anderson Merchandisers)

•	Handleman Company

•	Infinity Resources (Critics Choice, Deep Discount DVD and CD and DVDPlanet.com)

In addition, our key rental-retail hybrid customers are:

•                  Blockbuster Inc.

•                  Movie Gallery, Inc. (including Hollywood Video)

•                  Netflix, Inc.

Our special markets division is designed to take advantage of our large and diverse catalog and specifically targets niche sales opportunities. Special markets retailers to whom we have sold product in alphabetical order include:

•                  Army and Air Force Exchange Service (a.k.a. AAFES)

•                  Big Island Publishing

•                  Big Lots

•                  Columbia House

•                  Crutchfield Corporation

•                  Discovery Channel

•                  Dynamic Disc Distribution

•                  Guitar Center

•                  Hot Topic

•                  Island View Entertainment

•                  Metropolitan Opera Guild

•                  Movies 4 Sale

•                  Overstock.com

•                  Video Action Sports (Champs, Dick’s, Foot Locker, Sport Chalet, Sportmart, etc.)

On a consolidated basis, Anderson Merchandisers (who supplies Wal-Mart) accounted for 11% of our fiscal 2006 net revenues. In fiscal 2005, Anderson Merchandisers, Best Buy and AEC One Stop accounted for 17%, 12% and 10%, respectively, of our net revenues, and in fiscal 2004, Best Buy and AEC One Stop accounted for 17% and 12% of our net revenues. No other customers accounted for net revenues individually in excess of 10% of our total net revenues for fiscal 2006, 2005 or 2004.

We allow retail customers to return a portion of their unsold inventory on a quarterly basis. We reserve for estimated returns at the time the sale is recognized, based in part upon our historical returns experience and knowledge of specific product movement within distribution channels. Our inventory returns, as a percentage of our gross distribution (as opposed to net) revenues, were 21.9% in fiscal 2006, 18.8% in fiscal 2005 and 19.2% in fiscal 2004, respectively. Returns of defective product have been minimal and are generally covered by manufacturers’ warranties.

As of June 1, 2006, we had approximately $3.9 million of backlog orders, 98% from DVD product, from domestic customers compared with approximately $5.0 million of backlog orders, 70% from DVD product, as of June 1, 2005. We expect to fill 100% of the backlog orders, less any cancelled orders, this fiscal year.

International

International Sublicensing. We hold worldwide distribution rights to over 450 of our DVD titles and over 130 of our CD titles. We have an exclusive sublicense agreement for the distribution of our DVD content, primarily music-related DVDs, with Sony BMG for Europe, Africa, and most of the Middle East, an exclusive sublicense agreement with Digital Site, an affiliate of Ray Corporation, for Japan, and an exclusive sublicense agreement with Warner Music Group for Australia and New Zealand. These agreements contain terms and conditions similar to those governing our underlying rights agreements. Sony BMG, Digital Site and Warner Music pay royalties based on either retail or wholesale revenues they generate, and are responsible for sales, taxes, marketing, publishing, manufacturing and distribution of our content in their respective territories. We have similar sublicenses with others for smaller territories.

Worldwide Broadcast. Buyers of our standard and high-definition broadcast content are typically cable, pay-per-view, or satellite broadcasters, and sometimes terrestrial (free) television or in-flight/on-ship broadcasters. Under a typical broadcast license we receive payment of a one-time, fixed, non-refundable fee for a multi-year exploitation term and in many instances for a specified number of airings. With respect to pay-per-view, we typically receive a non-refundable advance against royalties that are based on a percentage of customer buys. Our obligations under broadcast licensing are usually only to provide a broadcast master of the title and to ensure that music synchronization rights are secured.

We have an exclusive sales agency agreement with London-based NBD Television Ltd., who sublicenses worldwide the majority of our current broadcast television catalogue of programming (in excess of 200 programs) as well as our new release broadcast television acquisitions. NBD represents us for conventional television broadcast sales, whether standard or high-definition, including cable, pay-per-view, video on demand, satellite television, and sales to non-theatrical venues. Programs that were sublicensed to third parties for broadcast prior to January 2004 will be handled by NBD upon the expiration of the existing sublicenses. The agreement with NBD expires in January 2008.

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

COMPETITION

When acquiring distribution rights for exclusive content, we continue to face increasing competition from:

•                  Major Motion Picture Studios

•                  Sony Pictures

•                  Disney

•                  Fox

•                  Paramount

•                  Universal

•                  Warner

•                  Mini-Majors

•                  Lions Gate

•                  The Weinstein Company

•                  New Line

•                  Major Music Labels

•                  Sony BMG

•                  EMI

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

Competition for Content

We face increasing competition from other independent distribution companies, major motion picture studios and music labels in securing exclusive content license and distribution rights. Although DVD player-household penetration (through sales of stand-alone DVD players and DVD-based video game player systems) and retail shelf space for home video formats have started to reach a saturation point, companies are still viewing DVD licensing and distribution as an attractive business. Many, including New Line, Lions Gate, and several of the major studios, are expanding efforts in the DVD licensing market, sometimes in the form of direct-to-video motion pictures. Because the home video rights to most newly released and catalogue motion pictures are already owned by the major studios, the market for high-profile DVD content available to an independent supplier is limited. Moreover, the market for high-profile music-related DVD content is also limited as major and independent record labels continue to increase the number of music-related titles released on DVD through their own labels.

In light of the increase in demand and limitation in supply, obtaining quality DVD content at reasonable prices is becoming ever more challenging. Our internal analyses and forecasts, which are designed with the goal of timely advance recoupment, attempt to limit the upfront advances against future royalties or, for distribution agreements, production and net profit payments we are willing to pay to secure content rights. Accordingly, we may not be able to remain competitive against offers from competitors who may at times be willing to pay larger advances. This challenge is compounded when competitors who lack broad expertise in the field of DVD licensing occasionally offer advances or other terms for content which we believe to be unrealistic based upon our own internal forecasts and historical experience in particular genres. Although such unrealistic offers might have adverse effects on these competitors’ businesses in the medium- and long-term, the short-term effect appears to be an artificial inflation in content valuations, which effectively decreases our ability to obtain quality content. Additionally, as we see more and more opportunities for higher-profile content, we are increasingly finding ourselves in competition with major motion picture studios, the “mini-majors” and major music labels, who tend to have greater financial resources and the ability to offer higher advances by leveraging their market power (including significant influence on retailer shelf space allotment) with retailers in order to obtain larger quantities of product purchases.

With that said, we believe that we will continue to compete successfully in obtaining exclusive rights to home entertainment content. This is due in large part to our ability to offer an array of other assets to our program suppliers, including:

•                                          the high quality of expertise and service our employees provide

•                                          our status as an independent which allows freedom from the major labels, more creative control to the content creator, comparatively fewer obstacles in content creation, marketing and distribution, and comparatively simpler accounting for royalties and net profits to the supplier

•                                          our long history and solid reputation of working effectively with artists, their management and other valuable suppliers of entertainment programming

•                                          the quality of our finished titles

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

Our exclusive content competes for a finite amount of shelf space against a growing supply of entertainment content from other suppliers. New DVD releases generally exceed 200 titles a week. We believe this competition can be especially challenging for independent labels like us, because the new DVD releases of major studios often have extremely high visibility and sales velocity in the millions of units, and typically require more shelf space to support. In light of the impact of major studio releases, our expenses with respect to providing market development funds and cooperative advertising dollars to our retail customers for items such as in-store displays and store circulars continue to increase, even as the availability of these opportunities continues to decrease. This selling of shelf real estate, whether real or virtual, is becoming more expensive as the total number of DVD releases continues to grow. With the exception of our more popular new titles and top-selling catalogue titles, it can be a challenge to obtain the product placement necessary to maximize sales, particularly among the limited number of major retailers who comprise our core customers. Additionally, even though the shelf space in many retail stores may not be shrinking, it is no longer growing at the rates we had previously experienced, and we are also beginning to perceive a retailer trend toward greater visibility for titles at the expense of quantity (i.e. “face out” rather than “spine out” DVD placement). This has the effect of reducing the total number of titles actually carried by a retailer, and since we tend to carry and acquire many different titles, this trend may have a disproportionate effect on us compared to the major studios.

Retailers are also increasingly looking for studios and independents to pay to secure display and shelf space within their stores. Even some successful Internet retailers now require paid participation in these types of programs in order to ensure visibility and positioning on their Web sites. Some of these programs can cost as much as 6% or more of a retailer’s total order, although we may also realize significant advertising and marketing benefits from such programs, especially if they grant competitive benefits over other studios and independents that are unable or unwilling to pay. As competition in our industry continues to increase, we expect that more retailers will adopt these types of programs, which would result in downward pressure on our gross margins.

Vendor Managed Inventory (VMI)

Under a VMI system, product suppliers are responsible for monitoring, stocking, and fulfilling directly to individual retail stores and outlets. Larger retailers, who have been transacting business via VMI with the major studios for years, are starting to require smaller independents (i.e. product suppliers other than major studios, music labels and “mini-majors”) to adopt this method of inventory management. An existing large retail customer of ours plans to restrict content suppliers from shipping product directly to its stores unless they carry a required minimum number of national titles. Image, along with other independents, has formed a consortium of program suppliers to consolidate shipments in order to satisfy this retailer. Under this arrangement, each member of the consortium retains its existing direct-selling and direct-billing relationship with this retailer. Our VMI group is currently one of only three independent groups partnering with this retailer. Consortium shipments to this customer will consolidate products from all suppliers in this group, which will result in larger shipments with freight costs shared among the members. We have fully implemented all of the necessary VMI software and systems, and are currently in the final stages of deploying our VMI program with this customer. We expect our VMI system to be fully tested and deployed by August 1, 2006. We will evaluate the possibility of deploying our VMI system at other retail customers as opportunities arise.

With respect to long-term benefits, we expect the implementation of VMI relationships with retail customers to:

•                                          sell more units and reduce returned items by better matching inventory to real-time demand

•                                          reduce potential overproduction and excess inventory quantities by more accurately forecasting orders

•                                          reduce processing and warehousing fees by maintaining a leaner supply chain

•                                          increase our importance as a direct supplier of participating retail partners

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

We believe that titles from an independent content supplier like us continue to be attractive to retailers because of the gross margins retained by the retailers from the sale of independent titles. In contrast, there is a great deal of pricing competition among retailers for the new release theatrical blockbusters, as such major hits are often advertised as loss leaders to bring in retail traffic. We do not sell new release major studio titles.

Increasing Competition

As our industry matures, with DVD set-top and DVD game player penetration of U.S. television households having exceeded 70% at the close of calendar 2005, and the amount of retail space allocated for DVD programming leveling off, the competition level among content suppliers will continue to rise. The major studios remain consistent and prolific in their ability to bring new theatrical titles to retailers. They have large libraries of content to release on DVD. New independent suppliers are continually emerging, further adding to the competition. The additional promotional opportunities and open to buy dollars may be severely compromised by the new major theatrical programming, new independent suppliers and the vast catalogues of content controlled by the major studios.

Industry Trends

According to Adams Media Research (Hollywood Aftermarket report dated September 30, 2005), DVD set-top penetration of television households will reach 72.5% through December 31, 2005, excluding DVD game players, with 81.0 million of 111.7 million television households having at least one DVD player. Adams Media expects this penetration to reach 90.2% within the next five years. This represents an estimated 4.5% annual compound growth rate in DVD set-top player households. Additionally, Adams Media estimates that DVD game player households without a set-top DVD player amounted to 5.9 million, or 5.3% of television households, through December 31, 2005. They expect this number to decline to 0.9 million, or 0.8% of television households, within the next five years.

According to Adams Media (Hollywood Aftermarket report dated September 30, 2005), consumer DVD sell-through spending will increase 12.3% to $17.3 billion in 2005, from $15.4 billion in 2004. Consumer DVD sell-through spending is expected to grow 34.7% to $23.3 billion through 2010, a compound annual growth rate of approximately 6.1%. Net supplier revenue from DVD sell-through was $14.0 billion in 2005, up 11.1% from $12.6 billion in 2004. Net supplier revenue from DVD sell-through is expected to grow 31.4% to $18.4 billion through 2010, a compound annual growth rate of approximately 5.6%. Annual DVD disc buys per DVD set-top household were 14.8 discs in 2005, at an average price of $14.69 per disc, slightly lower than 15.8 discs per household in 2004, at a lower average price than 2004’s $15.01 per disc. VHS sell-through consumer spending continues to decline rapidly, down from $1.2 billion in 2004 to $475 million in 2005.

We believe the continuing popularity of relatively high-priced television content on DVD illustrates the consumer appetite for non-feature DVD content. Catalogue (i.e. all content—including newly produced specialty and non-feature content—that does not qualify as a new release feature film) DVD content is necessarily our focus in light of our diverse array of general and specialty content and the unavailability of new release feature films to us. Adams Media reports (Hollywood Aftermarket report dated April 4, 2006) that the new release feature market share of revenues continues to grow more slowly than catalogue market share. In 2004, 50.2% of total DVD revenues (including rental) were represented by new release features, while 49.8% represented catalogue categories. In 2005, only 48.5% were features while catalogue grew to 51.5%.

As evidenced by our selling patterns, mass merchants, warehouse-style retailers, Internet retailers and DVD distributors are growing their DVD revenues at the expense of traditional mall-based and stand-alone DVD-only retailers. The overall economic climate and the uncertainty surrounding some retailers’ efforts to reorganize or restructure their businesses may lead to an increased risk of customer bankruptcy within the DVD retail space as well as an increased percentage of product returns to us. Indeed, the bankruptcy of Musicland Holding Corp. in January 2006 appeared to confirm this current reality. The Musicland bankruptcy filing had a significant impact on the DVD industry, particularly on independents like us who were unsecured creditors of Musicland. We have also witnessed higher returns in the months following the Musicland filing as a result of retailers becoming even more cautious and Trans World Entertainment Corp. (who acquired Musicland and its inventories) consolidating its combined DVD stocks. Our product returns, as a percentage of our gross distribution revenues, were 21.9% in fiscal 2006, 18.8% in fiscal 2005 and 19.2% in fiscal 2004, respectively.

DVD retailers who also specialize in CD sales are becoming increasingly vulnerable to mounting pressure from warehouse-style and online discounters, who now routinely offer CDs for sale, and from illegal downloading of music from the Internet and other music piracy. Many CD retailers have tried to reduce the impact of these downward pressures by also selling DVDs, video games and other merchandise. Nevertheless, as the Musicland bankruptcy again demonstrates, reorganizations, restructurings, and a significant number of store closures among CD retailers appear to support a continuing industry trend toward consolidations and reductions within the retail space, including retail space dedicated to DVD.

Meanwhile, our DVD and CD revenues from mass merchants and warehouse-style retailers have increased. The larger retailers typically return titles which do not meet their internal minimum sales velocities. To save costs, other retailers with multiple retail locations return titles with low sales velocities in a particular store back to their vendors, like us, and reorder the same titles for sale in a different retail store. To save the costs of returns processing at their own distribution centers, retailers generally require their vendors to incur such costs. This practice has contributed to our higher returns percentages in recent years. We believe that the DVD and CD return rates experienced by major studios and record labels are substantially higher than our return rates, due to the sheer volume of big-budget theatrical and audio new releases sold into retail. As noted above, our VMI system should improve sales and market data available to us. We believe that the VMI system should increase sales velocity and decrease returns and shipping costs, although implementation has not yet occurred. We expect our VMI system to be fully deployed at a major retail customer by our second fiscal quarter, and the projected cost of the system’s software will be shared, at least, initially by the consortium meeting this retailer’s minimum stocking requirements.

The typical DVD buying consumer has largely shifted from a catalogue programming-focused early adopter to a mass market buyer driven by high-profile, big-budget theatrical films. Both major studio and independent DVD suppliers now see that the primary drivers of revenues are new releases, which generate both retail and consumer interest and also help drive the sale of catalogue programming. We have a diverse catalogue of content, and according to DVD Release Report Revised 5/4/05, we are the third-largest source for music on DVD with 577 titles in active release, behind only the “majors” Sony BMG and Universal, and we are the top source for special interest programming on DVD with 494 titles in active release. We typically add an average of over 30 new DVD titles per month, with content spanning over many genres, to our current catalogue of over 3,000 active DVD titles. In addition, we typically add an average of five new CD titles per month, and our current active catalogue contains approximately 200 audio titles. Sales of our catalogue titles are affected by the strength of our new releases, continued customer demand and the availability of retail shelf space and retailer open to buy dollars.

TRADEMARKS

We have obtained federal registrations of our trademarks:

•                  Image

•                  Image Entertainment

•                  the Image Entertainment logo

•                  Image Music Group

We have filed a federal trademark application for “Egami Media a Subsidiary of Image Entertainment.”  It is our policy to protect and defend our trademark rights.

EMPLOYEES

As of June 1, 2006, we had 187 full-time employees and two part-time employees employed by us, four full-time employees employed by Egami Media, and two full-time employees employed by Image UK. Ten of our employees, including all of our executive officers and senior vice presidents, are covered by employment agreements, with the remainder being at-will employees.

EXECUTIVE OFFICERS OF THE REGISTRANT

Executive officers serve at the pleasure of our board of directors. There is no family relationship between any executive officer or director. The following table sets forth information regarding our executive officers at June 1, 2006:

Executive Officer	Age	Position & Background
Martin W. Greenwald	64

Chairman of the Board, Chief Executive Officer and President since April 1981. Mr. Greenwald is a 1964 graduate of Fairleigh Dickinson University. Mr. Greenwald has served as a board member of the Permanent Charities Committee of the Entertainment Industries, an umbrella organization which coordinates charitable contributions from the entertainment industries.

David A. Borshell	41

Chief Operating Officer since July 2000. Senior Vice President, Sales, Marketing and Operations from December 1994 to June 2000. Prior to 1994, Mr. Borshell has held various positions at Image since starting as an Account Executive in February 1986. Mr. Borshell is a contributor to the Digital Entertainment Group, an industry trade association devoted to fostering consumer awareness of the DVD format, as well as future digital home entertainment formats.

Jeff M. Framer	45

Chief Financial Officer since April 1993. Controller from September 1990 to March 1993. Mr. Framer was a Senior Manager, KPMG LLP, from July 1989 to September 1990; and a Manager, KPMG LLP, from July 1988 to June 1989. Mr. Framer received his B.S. in Business Administration and Accounting Theory and Practice from California State University at Northridge in 1984. Mr. Framer is a Certified Public Accountant.

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

ITEM 1A.                      RISK FACTORS

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

Risks Relating to Our Business.

We Have a High Concentration of Sales From Relatively Few Titles. Our top five fiscal 2006 new release exclusive titles Ron White: You Can’t Fix Stupid DVD and CD, Chicago and Earth Wind & Fire: Live at the Greek DVD, Kiss: Rock The Nation Live DVD, the original Twilight Zone TV series: Seasons 3 DVD,  and Beef 3 DVD accounted for approximately 11% of our fiscal 2006 net revenues. Our top ten fiscal 2006 new release exclusive titles accounted for approximately 15% of our fiscal 2006 net revenues. Although catalogue sales of these titles continue to be relatively strong, sales for these titles nevertheless have decreased over time and will probably continue to do so until our rights expire. Net revenues from new release DVD titles, where a new release title is defined as released during fiscal 2006, accounted for approximately 51% of fiscal 2006 net DVD revenues and net revenues from catalogue DVD titles, where catalogue is defined as a title first released in a previous fiscal year, accounted for approximately 49% of fiscal 2006 net DVD revenues. Revenues from new release and catalogue DVD titles accounted for approximately 65% and 35% of fiscal 2005 net DVD revenues, respectively. If we cannot acquire titles of equal or greater strength and popularity, our future net revenues would be negatively impacted.

We Have a High Concentration of Sales to Relatively Few Customers. For the year ended March 31, 2006, Anderson Merchandisers (who supplies Wal-Mart) accounted for 11% of our net revenues. For the year ended March 31, 2005, Anderson Merchandisers, Best Buy and AEC One Stop Group accounted for approximately 17%, 12%, and 10%, respectively, of our net revenues. At March 31, 2006, Anderson Merchandisers and AEC One Stop accounted for 13% and 12%, respectively, of our gross accounts receivables. Additionally, our top five customers accounted for over 39% of our fiscal 2006 net revenues. Any combination of these customers filing for bankruptcy or significantly reducing their purchases of our programming would have an adverse effect on our financial condition, results of operations and liquidity. Our top 25 customers accounted for approximately 83% of our fiscal 2006 net revenues. We are not an exclusive supplier to any of our retail customers, and there is no guarantee that we will continue recognizing significant revenue from sales to any particular customer. If we are unable to maintain the sale of our titles at their current levels to any these five customers, and are unable to find other customers to replace these sales, there would be a negative impact on our revenues and future profitability.

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

Failure of Our Strategic Alliances Could Have a Material Adverse Affect on Our Business. We have co-production deals in place with Dark Horse, Graymark and Amicus, and we plan to continue our strategy of developing key alliances with other third party content producers. We will rely on our co-producers to develop and produce films. Particularly when produced by independent filmmakers, each film is a separate business venture with its own management, employees, equipment and budgetary requirements. There are substantial risks associated with film production, including contract problems with, or disability of, directors, actors and other key artistic and technical personnel, weather and other delays, damage to sets, equipment or film, and the inability of production personnel to comply with budgetary or scheduling requirements. Such problems could materially increase the cost of production, increase the amount of time between our expenditure of funds and receipt of revenues, or cause the project to be abandoned at any stage if further expenditures do not appear commercially feasible. Accordingly, there is no assurance that we will be successful in our strategic alliances, and any failure of our present and future alliances to produce commercially viable content at an acceptable cost could have a material adverse effect on our business. Additionally, there is no assurance that we will be able to find further desirable strategic alliances as we continue pursuing new co-production deals and similar relationships.

Our Current DVD and CD Genre Concentrations May Become Unpopular With Our Retail Customers and End Consumers, Which May Adversely Affect Our Business. During fiscal 2005, our DVD title genre concentration was heavily weighted toward music-related DVD programming. During fiscal 2006 we were unable to further grow our audio business. Our audio business generated approximately 8% of our total net revenues, compared to approximately 10% in fiscal 2005. We may not be able to successfully continue to produce or acquire content in the same genres, or that we will achieve the same strength within the genres we were successful with in fiscal 2006. If we cannot compete successfully in the home entertainment market for higher-profile DVD and CD content, our business may be adversely affected.

Inventory Obsolescence May Adversely Affect Our Business. We maintain a substantial investment in DVD and CD inventory, and if we overestimate the demand for a particular title, we may retain significant quantities of that title in our warehouse. Retained inventory occupies valuable storage space and may become obsolete as our distribution term for the title expires. Although we may sell such inventory at a steeply discounted price toward the end of the distribution term in order to recoup our manufacturing, storage and other costs, there is no guarantee that a market will exist for a given title, even at the steeply discounted price. Additionally, our license and/or distribution agreements sometimes contain terms, such as minimum royalties per unit and music publishing fees, which effectively prevent us from steeply discounting the price on some titles.

The Transition to a New DVD Manufacturer May Adversely Affect Our Business. We intend to transfer our replication from Deluxe to Sonopress during our second quarter of fiscal 2007 ending September 30, 2006. Any failure of Sonopress to manufacture and deliver our product in a timely manner and with the same consistent quantity and quality that we and our customers have come to expect may adversely affect our revenues and profits. Additionally, should the need arise, we may be adversely affected by the period of time that we would need to direct manufacturing duties to another company.

Problems Distributing Our Programming Internationally May Adversely Affect Our Business. We distribute our programming internationally. As a result, our business may be subject to various risks inherent in international trade, many of which are beyond our control. Risks faced in distributing our programming internationally include:  cancellation or renegotiation of contracts, changes in laws and policies affecting international trade (including taxes), credit risk, fluctuating foreign exchange rates and controls, civil strife, acts of war, guerilla activities, insurrection, terrorism, changing retailer and consumer tastes and preferences with regard to our programming, differing degrees of protection of our intellectual property, cultural barriers, and potential instability of foreign economies and governments, and of which may adversely affect our international sales. To date, we have not entered into foreign currency exchange contracts.

The Majority of International Revenues Are Generated By Three Sublicensees. Revenues generated from our international business segment are primarily derived from the manufacturing, marketing and distribution efforts of Sony BMG, Warner Music Group and Digital Site. Should any of Sony BMG, Warner or Digital Site default on their respective sublicense agreements with us or fail to successfully perform, an important part of our business strategy, financial condition, results of operations and cash flows could be negatively impacted.

We Have Direct and Indirect Foreign Currency Exchange Risk. Although our Sony BMG and Digital Site sublicense agreements are U.S. Dollar denominated, with these parties reporting to us and paying us in U.S. Dollars, the underlying Sony BMG sales transactions are in Euros and the underlying Digital Site sales transactions are in Yen. On June 1, 2006, the Euro was equivalent to approximately U.S. $1.29 and the Yen was equivalent to approximately U.S. $0.008917. Should the U.S. Dollar strengthen compared to either the Euro or the Yen, our sublicensors’ reported royalties to us on a title-by-title basis and in the aggregate would decline (assuming consistent unit sales) and thus reduce our revenues recognized.

We Have an Accumulated Deficit and May Incur Additional Losses. We sustained a net loss for fiscal 2006, and although we were profitable in fiscal 2005, we also sustained net losses for the three fiscal years preceding fiscal 2005. Our accumulated deficit at March 31, 2006, was $9.7 million. Due to the inherent unpredictability of high-profile content acquisition and competition for limited retail shelf space, we may incur losses again in the future.

Inability to Maintain Relationships with Our Program Suppliers and Vendors May Adversely Affect Our Business. We receive a significant amount of our revenue from the distribution of those DVDs for which we already have exclusive agreements with program suppliers. We can give no assurances, however, that titles in production which have been financed by us will be timely delivered as agreed or of the expected quality. Delays or inadequacies in delivery, including rights clearances, could negatively impact the performance of any given quarter or fiscal year. We can give no assurance that such content will ultimately be purchased in internally forecasted quantities by our retail customers or ultimately desired by the end-consumer. We also cannot be sure that we will be able to renew these exclusive rights as existing agreements with program suppliers expire. We also cannot assure you that our current program suppliers will continue to support the DVD format in accordance with our exclusive agreements, that our current content suppliers will continue to license titles to us on the current terms or on terms favorable to us, or that we will be able to establish new beneficial supplier relationships to ensure acquisition of exclusive titles in a timely and efficient manner.

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

Failure to Effectively Implement Our Sales and Marketing Efforts May Adversely Affect Revenues. Our sales team may be unable to continue to successfully compete against the more extensive and well-funded sales operations of our current and future competitors, which could adversely affect our revenues.

Loss of Key Personnel May Adversely Affect Our Business. Our success greatly depends on the performance of our executive management, including President and Chief Executive Officer Martin Greenwald, Chief Operating Officer David Borshell, and Chief Financial Officer Jeff Framer, as well as our five senior vice presidents responsible for the critical areas of content acquisition, legal, marketing & product development, operations, and sales. The loss of the services of key persons of our executive and senior management could have a material adverse effect on our operating results and financial condition.

We May Not Successfully Optimize and Operate Our Warehouse and Distribution Facility, and Our Business Could Be Harmed. Domestic wholesale distribution of our exclusive programming is fulfilled from a single warehouse and distribution facility in Las Vegas, Nevada. If we are unable to operate this facility for any reason, it could significantly limit our ability to meet customer demand. Because it is difficult to predict sales increases or declines, we may not manage our facility in an optimal way, which may result in excess inventory, warehousing and distribution problems. Our failure to handle inventory properly could result in unexpected costs, delays and harm to our business and reputation.

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

Decreasing Retail Shelf Space May Limit Sales of Our Programming. We face increasing competition from major motion picture studios, music labels and other independent content suppliers for limited retail shelf space and retailer open to buy dollars. Although the amount of retail shelf space for DVDs had previously been growing in approximate correlation to the growth rate in penetration of DVD players, the leveling off of DVD player penetration has resulted in a similar leveling off in retail shelf space growth. It is within this changing environment that our exclusive content competes for a finite amount of shelf space against a growing supply of entertainment content. Because the new DVD releases of major studios often have extremely high visibility and sales velocity in the millions of units, which typically require more shelf space to support, we may not be able to afford or obtain the product placement necessary to maximize sales, particularly among the limited number of major retailers that are our core customers, which could result in decreased revenues and gross margins. See “Competition” above.

DVD Sales Are Not Sustaining the Same Level of Growth as Before. We believe that consumer interest in the DVD format is due partly to interest in building the consumer’s personal DVD library of desired entertainment programming. Although our exclusive titles have generally shown stable sales over extended periods, as consumers build their DVD libraries, or with the introduction of new home entertainment formats, DVD sales may decline and adversely affect our operations. In addition, the leveling off of DVD player penetration has clearly resulted in a similar leveling off in DVD sales growth. See “Industry Trends” above.

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

Failure to Effectively Implement a Transition to Vendor Managed Inventory (VMI) May Adversely Affect Our Business. Larger retailers are starting to move toward a VMI system whereby independent suppliers like us would be responsible for monitoring, stocking and fulfilling directly to individual retail stores and outlets. We currently have one major customer who is requiring VMI in the near future, and other customers are likely to follow suit. We have fully implemented all the necessary VMI software and systems and are currently in the final stages of deploying our program at this retail customer (expected to be fully deployed August 1, 2006). We will evaluate additional opportunities to deploy our VMI system at other retail customers. We cannot assure you that other implementations with other customers will be done in a timely and effective manner or that the VMI software we have implemented will be acceptable to other retail customers. Implementation of VMI requires capital expenditures for initial setup, installation and integration. In addition, ongoing fees will be paid for software maintenance/support, item planning, order management and picking, packing, labeling and shipping of product. Failure to implement VMI in a timely manner with other customers could result in decreased opportunities for shelf space or decreased margins, and may require us to sell to VMI customers indirectly through third-parties who have already implemented VMI. While we should be able to add other customers without significant additional costs or time once we implement VMI, there can be no assurance this will be the case, and VMI implementation may require additional freight charges as inventory is sent directly to retail stores and outlets in smaller packages with greater frequency.

Conflicting High-Definition DVD Formats May Cause Inefficiencies. Currently, two major platforms are competing to become the dominant high-definition format, and talks to unify the platforms have been unsuccessful. The HD-DVD and Blu-ray Disc® platforms have both recently launched. For many of our titles, we hold rights to both platforms, but simultaneously supporting both platforms will cause increased production costs and decreased efficiencies with respect to inventory management and sales. Moreover, competing platforms may cause a delay in high-definition player market penetration, and mainstream acceptance of high-definition DVD in general, as consumers may decide to wait and see which platform prevails before purchasing a player.

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

An Increase In Product Returns May Adversely Affect Our Business. As with the major studios and other independent companies in this industry, we experience a relatively high level of product returns as a percentage of our revenues. Our allowances for sales returns may not be adequate to cover potential returns in the future, particularly in the case of consolidation within the home video retail marketplace which, when it occurs, tends to result in inventory consolidation and increased returns. Our experience over two of the past three years has been one of increasing return rates, and we expect this trend to continue.

Decreasing Retail Prices for DVDs May Negatively Impact Our Revenues. The home entertainment programming market in which we compete is rapidly evolving and intensely competitive. Many of our competitors, including major studios, are increasingly offering programming, particularly DVD programming, at lower prices. They may be able to produce or secure content on more favorable terms and may be able to adopt more aggressive pricing policies than we are able to adopt. While we strive to improve our operating efficiencies and leverage our fixed costs so that we can afford to pass along these savings to our customers in the form of lower prices, the industry trend of lowering prices may, over time, lead to higher levels of competition and, therefore, lost sales, decreased profit margins or decreased overall revenues.

Illegal Piracy May Reduce Our Revenues. The music industry is facing a major challenge in the form of illegal piracy resulting from Internet downloading and/or CD recorders. This piracy has negatively affected industry revenues and profits. Although we currently derive only 8% of our revenues from audio CDs, we are hopeful that our proportional revenues in this sector will increase. Additionally, according to In-Stat, DVD recorders are gradually gaining greater market penetration: shipments of personal video recorders (PVR) reached 19 million in calendar 2005, a 60% increase over calendar 2004. As DVD recorders, PVRs and high-speed Internet connections become more popular, and the storage capacity of personal computers increases, we may face greater piracy concerns with respect to our core DVD business.

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

If DVD Cannot Compete Successfully with Other Formats of Home Entertainment, Our Revenues May Be Negatively Impacted. The DVD format competes with other formats of in-home entertainment, such as network, syndicated, cable and pay-per-view television, and home satellite systems. The DVD format also competes with new and emerging technologies in the entertainment industry, such as entertainment programming on the Internet, video on demand, high-definition television, digital videotape, and optical discs with greater storage capacity. These alternate home entertainment formats and emerging content delivery technologies could negatively impact the overall market for our DVD sales, especially if we are unable to continue to adapt and exploit the development and advancement of such technology.

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

•                                          late delivery or non-delivery of DVD or CD content or rights clearances by our content providers;

•                                          our marketing and promotional activities;

•                                          our rights and distribution activities;

•                                          the availability of retailer shelf-space;

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

Risks Relating to Our Stock.

Our Second-Largest Shareholder Has Nominated a Competing Slate of Directors for Our Upcoming Annual Meeting. Lions Gate Entertainment Corp. is our second-largest shareholder, holding approximately 4 million shares representing approximately 19% of the company. In a filing with the Securities and Exchange Commission, Lions Gate states that it “believes Image’s current Board is not acting in the best interests of Image and its stockholders” in light of our independent committee’s October 31, 2005, decision to reject Lions Gate’s $4.00 per share offer to purchase all of our outstanding shares. On June 5, 2006, Delaware’s Court of Chancery ruled that the classification of our Board of Directors will be effective beginning with the upcoming annual stockholders’ meeting to be held on October 10, 2006. Lions Gate has nominated a complete slate of potential Board members to compete for the six seats up for election. Should Lions Gate’s slate obtain more votes than our existing slate of directors who are up for re-election, then the composition of the Board of Directors will change, which will likely result in a change to our overall strategic direction.

Lions Gate’s disclosure may encourage others to make similar or different proposals. If such a transaction were to occur, owners of shares of our common stock would become owners of another company’s stock, and be subject to all of the risks and uncertainties of that company including those disclosed in any public filings with the SEC. If our board of directors or its special committee determine the proposal is unfavorable, they may adopt additional defensive measures. In addition, future purchases or sales of our stock by Lions Gate, or by third parties based on speculation, new reports, or future public filings relating to the proposal or our response, may cause the price of our common stock to fluctuate significantly. Lions Gate may decide at any time to sell all or a significant portion of its shares of our stock, particularly if its slate of nominees is rejected by our stockholders, which could cause the price of our common stock to fall dramatically.

Our Stock Price May Be Subject to Substantial Volatility, and You May Lose All or a Substantial Part of Your Investment. Our common stock is traded on The NASDAQ National Market®. There is a limited public float, and trading volume historically has been limited and sporadic. Over the last year, the closing price of our common stock ranged between $2.68 and $5.36 per share on volume ranging from 2,240 to over 4.7 million shares per day. As a result, the current price for our common stock is not necessarily a reliable indicator of our fair market value. The price at which our common stock will trade may be highly volatile and may fluctuate as a result of a number of factors, including, without limitation, the number of shares available for sale in the market, quarterly variations in our operating results, and actual or anticipated announcements of new releases by us or competitors, including Lions Gate, the gain or loss of significant customers, changes in the estimates of our operating performance, market conditions in our industry and the economy as a whole.

Any Future Sales of Equity May Significantly Impact the Market Price of Our Common Stock. We currently have S-3 and S-4 registration statements for the issuance of our securities in exchange for either cash or other securities on file with the Securities and Exchange Commission. Future sales of substantial amounts of our common stock, including shares that we may issue upon exercise of outstanding options and warrants, could adversely affect the market price of our common stock. Further, if we raise additional funds through the issuance of common stock or securities convertible into or exercisable for common stock, the percentage ownership of our stockholders will be reduced and the price of our common stock may fall.

We May Incur Increased Costs as a Result of Laws and Regulations Relating to Corporate Governance Matters. Laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002 and rules adopted or proposed by the Securities and Exchange Commission and by NASDAQ, will result in increased costs to us as we evaluate the implications of any new rules and respond to their requirements. If our public float exceeds $75 million at the end of our second fiscal quarter on September 30, 2006, we will become an accelerated filer and be subject to additional regulatory requirements, including Section 404 of Sarbanes-Oxley which would require us to include in our annual report for the period ending March 31, 2007 a report by management on our internal control over financial reporting and an accompanying auditor’s report. The additional costs and efforts to do so could be substantial. If we remain a non-accelerated filer, we will not have to comply until March 31, 2008. New rules could make it more difficult or more costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers. We cannot predict or estimate the amount of the additional costs we may incur or the timing of such costs to comply with any new rules and regulations.

ITEM 2.                    PROPERTIES

Our headquarters are located in Chatsworth, California and consists of approximately 62,000 square feet on one floor of a multi-tenant building. The monthly rent is $1.27 per square foot, on a gross basis, or approximately $78,000 per month, and increases approximately 3% annually. The office lease has an initial 10-year term with two five-year options. The lease started on July 1, 2004, upon completion of approximately $1.5 million in tenant improvements. Substantially all of the tenant improvement expenses were borne by the landlord. Although a base level of operating expenses is included in the rent payment, we will be responsible for a percentage of actual annual operating expense increases capped at 5% annually.

We also lease our 76,000 square foot warehouse and distribution facility located in Las Vegas, Nevada. The monthly rent is approximately $39,000, subject to annual adjustment based on increases in the consumer price index, and the lease will terminate on November 4, 2012. In addition, we lease approximately 4.07 acres of adjacent vacant land in the event we need to expand our current warehouse and distribution facility. The monthly rent is approximately $9,000 and the lease will terminate on November 4, 2007. Beginning in January 2004, we leased an additional 10,000 square foot warehouse storage space in Las Vegas, Nevada for a monthly rent of approximately $6,000 for an initial term of two years and later extended to April 30, 2007. Beginning in October 2005, we leased an additional 5,000 square foot warehouse storage space in Las Vegas, Nevada for a monthly rent of approximately $3,000 on a month to month basis.

Image UK leases approximately 500 square feet of business space in London inside the offices of ContentFilm plc, located at 19 Heddon Street 3rd Floor, London W1B 4BG. Image UK currently pays £7,500 (approximately $14,000) per quarter in rent to ContentFilm, which includes a prorated share of utilities and use of ContentFilm’s common areas. We have mutually agreed with ContentFilm to terminate the lease as of the end of August 2006, and we have recently signed a new, one-year lease with MWB Business Exchange Centres for office space at 77 Oxford Street, London WID 2ES, commencing August 28, 2006, at a rate of approximately £4,750 (approximately $8,662) per month, which rate includes VAT, utilities, cleaning, security, insurance and other fees.

We believe that our current office and warehouse space is adequate to meet our needs, and that additional facilities will be available for lease, if necessary, to meet our future needs.

ITEM 3.                    LEGAL PROCEEDINGS

On March 16, 2006, Lions Gate filed a lawsuit against us in the Delaware Court of Chancery. On June 5, 2006, the court ruled that our board of directors does not become classified until our 2006 annual meeting of stockholders to be held on October 10, 2006, and that all of our board seats are up for election at the next annual meeting. The court also issued a declaration that our board does not have the authority to amend our bylaws, and that it does not have the authority to amend our certificate of incorporation without a vote of our stockholders.

ITEM 4.                    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.                    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on The NASDAQ National Market® under the symbol DISK. The table below presents the quarterly high and low closing prices on the NASDAQ during the past two fiscal years.

Fiscal Year Ended March 31, 2006	High	Low
Quarter ended June 30, 2005	$5.360	$2.700
Quarter ended September 30, 2005	$4.430	$2.680
Quarter ended December 31, 2005	$4.150	$3.020
Quarter ended March 31, 2006	$3.730	$3.200

Fiscal Year Ended March 31, 2005	High	Low
Quarter ended June 30, 2004	$3.950	$2.720
Quarter ended September 30, 2004	$4.140	$3.590
Quarter ended December 31, 2004	$6.480	$4.230
Quarter ended March 31, 2005	$6.690	$5.280

As of June 26, 2006, there were 1,237 holders of record of our common stock. As of May 12, 2006, we estimate there were 3,686 beneficial owners of our common stock.

Our Amended and Restated Loan and Security Agreement with Wells Fargo Foothill prohibits our payment of dividends. We have never paid a cash dividend on our common stock and we presently intend to retain any future earnings for business development.

ITEM 6.                    SELECTED FINANCIAL DATA

The selected financial data presented below was derived from our consolidated financial statements and should be read in conjunction with the financial statements, the notes thereto and the other financial information included therein.

	Years Ended March 31,
(In thousands, except per share data)	2006	2005		2004	2003	2002
Statement of Operations Data:
Net revenues	$111,902	$118,383		$84,840	$86,929	$76,135
Operating costs and expenses	111,378 (1)	112,380	(2)	85,106	82,924 (5)	72,797 (7)
Earnings (loss) from operations	524	6,003		(266)	4,005	3,338
Interest expense, net	707	665		818	1,359	1,711
Other expense (income)	(3)	49		(213)	698	192
Earnings (loss) from continuing operations before income taxes	(180)	5,289		(871)	1,948	1,435
Income tax expense (benefit)	27	162	(3)	6,244 (4)	1,306 (6)	562
Earnings (loss) from continuing operations	(207)	5,127		(7,115)	642	873
Loss from discontinued operations	—	—		2,441	1,096	1,068
Earnings (loss) before cumulative effect of accounting change	(207)	5,127		(9,556)	(454)	(195)
Cumulative effect of accounting change	—	—		—	(3,766)	—
Net earnings (loss)	$(207)	$5,127		$(9,556)	$(4,220)	$(195)
Earnings (loss) per share:
Continuing operations
Basic	$(.01)	$.27		$(.39)	$.04	$.06
Diluted	$(.01)	$.26		$(.39)	$.04	$.06
Discontinued operations
Basic	$—	$—		$(.13)	$(.07)	$(.07)
Diluted	$—	$—		$(.13)	$(.07)	$(.07)
Earnings (loss) before cumulative effect of accounting change
Basic	$(.01)	$.27		$(.52)	$(.03)	$(.01)
Diluted	$(.01)	$.26		$(.52)	$(.03)	$(.01)
Cumulative effect of accounting change	$—	$—		$—	$(.22)	—
Net earnings (loss) per share:
Basic	$(.01)	$.27		$(.52)	$(.25)	$(.01)
Diluted	$(.01)	$.26		$(.52)	$(.25)	$(.01)
Weighted average shares outstanding
Basic	21,273	19,100		18,250	16,812	15,821
Diluted	21,273	19,912		18,250	17,002	15,898

(1)             Includes $1,566,000 charge associated with the Chapter 11 filing of Musicland Holding Corp. and $248,000 impairment charge associated with software not utilized. Also includes a $562,000 credit to cost of sales from the reversal of an overaccrual for music publishing liabilities associated with a DVD series.

(2)             Includes a $499,000 non-recurring noncash credit related to the discontinuation of our international distribution of DVDs through subdistributors.

(3)             Income tax expense reflects the use of net operating losses against taxable income.

(4)             Income tax expense reflects establishing a valuation allowance against 100% of net deferred tax assets.

(5)             Includes the reduction to gross margin of $480,000 for estimated subdistributor returns and inventory write downs as a result of our transition from direct European distribution to European sublicense.

(6)             Includes a provision for a valuation allowance against deferred tax assets of $551,000 relating primarily to foreign tax credits.

(7)             Includes $1,818,000 in one-time noncash credit relating to the discontinuation of our laserdisc operations and a $696,000 write down of advance royalties, relating to a line of programming, to estimated fair value.

	March 31,
(In thousands)	2006	2005	2004	2003	2002
Balance Sheet Data:
Total assets	$87,675	$75,186	$64,132	$74,251	$81,898
Total liabilities	46,032	33,353	41,797	42,586	49,390
Net stockholders’ equity	41,643	41,833	22,335	31,665	32,508

ITEM 7.                    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read together with “Item 1. Business,” “Item 1A. Risk Factors,” “Item 6. Selected Financial Data” and the consolidated financial statements, the related notes thereto and other financial information contained elsewhere in this report.

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

•                                          legal and regulatory developments that may affect the protection of intellectual property

•                                          the imposition by foreign countries of trade restrictions on motion picture or television content requirements or quotas, and changes in international tax laws or currency controls

•                                          technological developments that may affect the distribution of our products or create new risks to our ability to protect our intellectual property

•                                          changing public and consumer taste, which may among other things, affect the entertainment and consumer products businesses generally

All forward-looking statements should be evaluated with the understanding of inherent uncertainty. The inclusion of such forward-looking statements should not be regarded as a representation that contemplated future events, plans or expectations will be achieved. Unless otherwise required by law, we undertake no obligation to release publicly any updates or revisions to any such forward-looking statements that may reflect events or circumstances occurring after the date of this report. Important factors that could cause or contribute to such material differences include those discussed in “Item 1A. Risk Factors” above. You are cautioned not to place undue reliance on such forward-looking statements.

Overview

Revenue Sources

Our primary source of revenues continues to be derived from the acquisition and distribution of exclusive DVD content in North America, which accounted for over 88% of our overall net sales in fiscal 2006. A complementary source of revenues in fiscal 2006 was derived from the distribution of CD content in North America, which accounted for over 8% of our fiscal 2006 net revenues.

Internationally, we primarily receive royalty income from sublicenses with Sony BMG, Warner Music and Digital Site for the distribution of our exclusive DVD content.

Revenues from digital distribution of our exclusive content rights are beginning to grow. Net revenues generated by Egami Media in its first full year of operation totaled $178,000.

Cost Structure

Our most significant costs and cash expenditures relate to acquiring content for exclusive distribution and, more recently, the funding of content production or co-production for exclusive distribution. Additionally, the costs of consumer advertising, product promotion and market development funds provided to our retail customers continue to increase. Other significant costs include DVD and CD manufacturing, employee compensation and freight expense.

Acquisition of Exclusive Rights

We intend to maintain our content rights acquisition focus on genres that have been successful in the past, even while seeking out early trend opportunities in advance of mainstream acceptance in an effort to keep acquisition costs lower by bringing titles to market before spikes in demand drive up acquisition costs, especially in growing genres such as urban and Latin where we possess significant expertise. We obtain our content from a variety of sources, including but not limited to content rights holders, producers, business management firms, law firms, talent agencies, independent film studios and record labels, the artists themselves and content finders.

Fiscal 2006 Highlights

•                  Net revenues decreased 5.5% to $111,902,000, compared to $118,383,000 for fiscal 2005

•                  Gross profit margins decreased 0.5% to 24.8%, compared to 25.3% for fiscal 2005

•                  Selling expenses increased to 9.6% of net revenues, up from 8.3% of net revenues for fiscal 2005

•                  General and administrative expenses were up $2.4 million in absolute dollars for fiscal 2006, due primarily to bad debt charges associated with Musicland Holding Corp.’s bankruptcy filing of approximately $1.6 million, an asset impairment charge of $248,000 and the incremental expenses of subsidiaries Egami and Image UK which were only in existence for one quarter in the prior fiscal year

•                  Net loss was $207,000, or $.01 per diluted share, compared to net earnings of $5,127,000, or $.26 per diluted share for fiscal 2005

•                  Net loss of $.01 per diluted share for fiscal 2006 includes a $.07 charge per diluted share as a result of the January 12, 2006 Chapter 11 bankruptcy filing by our customer Musicland

•                  Total liabilities increased to $46.0 million due primarily to increased borrowings under our line of credit for the acquisition of  Home Vision Entertainment and the funding of advances paid for new release and future content

•                  On October 14, 2005, we completed consolidation of newly acquired Home Vision into our existing facilities

•                  On October 31, 2005, the special committee of our board of directors rejected an unsolicited acquisition proposal from Lions Gate Entertainment Corp. and ended discussions with them

•                  On October 31, 2005, we adopted a stockholder rights plan

•                  On November 4, 2005, we amended our revolving credit line to provide a seasonal increase to our maximum borrowing availability from $21 million to $25 million each year from October 31 through April 15

•                  On February 8, 2006, we entered into an amended distribution agreement with a content provider and as a result dismissed all related litigation and arbitration proceedings

•                  On March 29, 2006, our board of directors accelerated the vesting on of our all outstanding stock options

•                  On April 10, 2006, we engaged Lazard Frères & Co. LLC as our sole financial advisor

•                  On June 6, 2006, Lions Gate nominated a competing slate of six Board nominees for election at the upcoming annual stockholders’ meeting scheduled for October 10, 2006

•                  On June 23, 2006, we further amended our revolving credit facility, reducing the required minimum  EBITDA covenants effective on a go-forward basis

•                  In June 2006, we reached an agreement in principle with Sonopress LLC, subject to their final credit approval, for a five-year disc replication agreement and immediately thereafter will receive a non-interest bearing $10 million advance against future replication to be repaid at $0.20 per disc manufactured, plus a $0.042 administrative charge per disc manufactured until the advance is repaid.

The highlights above are intended to identify some of our more significant events and transactions during our fiscal year 2006, and recent events which occurred after the fiscal year end. However, these highlights are not intended to be a full discussion of our results for the year. These highlights should be read in conjunction with the following discussion of “Results of Operations” and “Liquidity and Capital Resources” and with our consolidated financial statements and footnotes accompanying this report.

We will continue seeking the highest-quality programming available to independents such as ourselves to market and distribute in many genres. The following list identifies some of our higher-profile titles released in fiscal 2006, as well as some projected higher-profile titles scheduled for release in fiscal 2007:

See following page

Titles Released in Fiscal Year 2006

DVD Titles	Features/Other:

Comedy:	Brooklyn Bound
Callas Forever
Ron White: You Can’t Fix Stupid	Justice
Jim Gaffigan: Beyond The Pale	Dark
Bill, Jeff, Larry and Ron Box	Merci Docteur Rey
Gilbert Gottfried: Dirty Jokes	My Name is Nobody
Bill Maher: I’m Swiss	Searching For the Wrong-Eyed Jesus
Eddie Griffin: Voodoo Child	Eve’s Christmas
Richard Lewis: Hell Trilogy	Football Factory
Just For Laughs: Gags Volumes 1 and 2	Witches of the Caribbean
Just For Laughs: Stand-up Volumes 1 and 2	Grimm
Latinologues Volumes 1 and 2	Volcanoes of the Deep Sea (filmed in IMAX)
Laffapalooza Five & Six and Box (with Jamie Foxx)
Howie Mandel: First Special	Criterion Branded:
Red Skelton Collection
3 Films By Louis Malle
TV:	Bad Timing
Angel at My Table
Chronicles of Narnia - Remastered	Kind Hearts and Coronets
Combat: Seasons 4 and 5	Metropolitan
Combat: Complete Series	Pickpocket
Twilight Zone: Definitive Edition Seasons 3 — 5	Harakiri
Twilight Zone: 80’s Seasons 2 and 3	Heaven Can Wait (1943)
Dick Van Dyke: Complete Box Set	Tales of Hoffmann
Nowhere Man (Complete TV Series)	Hoop Dreams
Naked City (Classic TV) Box Set	Jules And Jim
Saved By the Bell: New Class Seasons 3 through 7	La bete Humaine
Le Samourai
Music-Related:	Man Who Fell To Earth
Masculin Feminin
Chicago and Earth Wind & Fire: Live at the Greek	Naked
Kiss: Rock The Nation Live	Ran
Taste of Chaos	Rebel Samurai: Sixties Swordplay Classics Box
Moody Blues: Lovely to See You Live	Shoot the Piano Player
Rockin’ the Corps: An American Thank You	Traffic
Daryl Hall and John Oates Tour Kind of Soul Live	Ugetsu
Chick Corea Rendezvous Box	The Virgin Spring
Mint Condition Live From the 9:30 Club	Wages of Fear
Candide	Young Mr. Lincoln
Yes: Songs From The Tsongas
Bob Dylan: Gotta Serve Somebody (Gospel Songs)	CD Titles
Cream: Farewell Concert (Extended Version)
Diplomats & Friends	Ron White: You Can’t Fix Stupid
The Eels: With Strings: Live at Town Hall	The Source Presents Hip Hop Hits Volumes 10
Ray Charles: 50 Years in Music	Mint Condition: Livin’ the Luxury Brown
Tanya Tucker: Live at Billy Bob’s Texas	Mint Condition: Live From the 9:30 Club
Rat Pack (West-End Original Cast)	Tanya Tucker: Live at Billy Bob’s Texas
Live at Billy Bob’s Texas (Multiple Titles)
Urban:	Billy Gilman: Every Thing and More
Face To Face: Shoot The Moon
Beef III (QD3 Collection)	Sondheim Sings: Vol. I and II
Letter to the President (QD3 Collection)	Rockin’ The Corps: An American Thank You
Fronterz	Taste of Chaos
The Industry (Simmons-Lathan)	Maxim En Espanol Rockz
History Makers (Simmons Lathan)	Gilbert Gottfried: Dirty Jokes
Hood of The Living Dead	Las Vegas: TV Soundtrack
Got Ganked	Charmed: TV Soundtrack
I Got Five On It	Moody Blues: Lovely To See You Live
One Love: The Game The Life	Saw II: Film Soundtrack
One Love: True Ballin

Projected Titles for Fiscal Year 2007	Beef Box Set (QD3 Collection)

DVD Titles	Features/Other:

Comedy:	Evil Aliens (ContentFilm)
Wilderness Survival for Girls (ContentFilm)
Jeff Dunham: Arguing with Myself	Driftwood (Dark Horse)
Jamie Kennedy: Unwashed: The Stand-Up Special	Destination Mars (Dark Horse)
The Pee-wee Herman Show: Live at the Roxy Theatre	Monarch of the Moon (Dark Horse)
The Next Big Thing	Splinter (Dark Horse)
Goodnight, We Love You (Phyllis Diller)	The Hunt (Graymark)
An Evening with Paul Lynde	Surveillance (Graymark)
The Complete Kathy and Mo Show	Souls Midnight (Graymark)
Bob & Tom Radio: The Comedy Tour	Patlabor: The Movie 1 & 2 (Anime)
25 Years of Improv Comedy	Her Majesty
Goodnight, Joseph Parker
TV:	Rising Son:The Legend of SkateboarderChristian Hosoi
(QD3 Collection)
Tommy Lee Goes to College
The Munsters: America’s First Family of Fright	Criterion Branded:
Vincent (Leonard Nimoy)
Combat!: “Best of” Series	Mr. Arkadin: The Complete (Orson Welles)
Lancelot Link: Secret Chimp (Original Series)	Fists in the Pocket
Koko: A Talking Gorilla
Music-Related:	Canterbury Tale, A
Dazed and Confused
Chuck Berry: Hail! Hail! Rock ‘n’ Roll	Elevator To The Gallows
Korn: Live on the Other Side	Harlan County USA
Austin City Limits Music Festival 2005	Kicking and Screaming
Yanni: Live! The Concert Event	Olivier’s Shakespeare (Box Set)
Yes: 9012 Live
Four Tops: 50th Anniversary Concert	CD Titles
Bastards of Young
Who The Hell Is Pete Doherty?	7th Heaven: TV Soundtrack
Afro Punk	KRS One: Life
Steppenwolf	Jamie Kennedy: Unwashed
Megadeth	Jonah Smith
Yanni: Live from Las Vegas
Urban:	Austin City Limits Music Festival 2005
Afro Punk
Russell Simmons Presents: Hip Hop Laws of Success	Billy Gilman
One Love 3: Pure Heat	Megadeth
Just For Kicks.	The Source Presents Hip Hop Hits Volume 11
Black And Blue: Legends Of The Hip-Hop Cop (QD3	Live at Billy Bob’s (multiple titles)
Collection)
Art of 16 Bars (QD3 Collection)

Engagement of Lazard Frères & Co. LLC as Sole Financial Advisor

On April 10, 2006, our special committee composed of independent directors engaged Lazard Frères & Co. LLC as sole financial advisor. Lazard’s mandate was to assist the special committee in its determination of our strategic options. These options include the acquisition of or merger into one or more companies, the sale of our company, a “going private” transaction, brokering the buyback or placement of stock held by one or more existing shareholders, issuance of additional securities (debt, equity, common or preferred) in a private placement or a shelf registration pull-down, strategic distribution alliances with one or more companies, financing of one or more feature films, locating or creating a feature film development fund, expanding existing sources of funding or finding new ones, and other options. We do not intend to provide ongoing disclosure with respect to the exploration of strategic alternatives or the progress of the special committee’s process.

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

Home Vision was a privately-held, Chicago-based publisher and distributor of home entertainment programming, specializing in independent, foreign and fine art films. In addition to releasing its own exclusive titles under the Home Vision label it also co-distributed with us the special edition DVD library of The Criterion Collection.

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

The Home Vision library contains over 130 active titles, including the BBC productions of C.S. Lewis’ classic books The Chronicles of Narnia, Day of the Dolphin starring Academy Award winner George C. Scott, Allegro Non Troppo, George Orwell’s Animal Farm, the Zatoichi collection (a.k.a. The Blind Swordsman), and The Yakuza Papers. In addition to acquiring the Home Vision library, we continue releasing new titles on a monthly basis under the Home Vision label.

The purchase price was financed by our existing revolving line of credit with Wells Fargo Foothill. The acquisition was accounted for as a purchase and accordingly the results of operations of Home Vision are included in our consolidated results of operations from August 1, 2005.

We also entered into a consulting agreement with Ms. Furniss, Home Vision’s former President and Chief Executive Officer, who assisted with our consolidation and will assist us in our content acquisition efforts. Payments under this agreement will total $500,000 for the three-year term of the agreement. We also entered into an employment and consulting agreement with Home Vision’s former Chief Financial Officer, who also assisted us with the consolidation. Payments under this agreement will total approximately $245,000 over the one-year term of the agreement.

Exclusive Distribution Agreement with The Criterion Collection

On August 1, 2005, we also entered into an exclusive distribution agreement with The Criterion Collection, a Delaware corporation, to exclusively distribute their DVD titles in North America.

The agreement formalized previous distribution arrangements with us and Home Vision whereby we exclusively supplied different retailers with Criterion’s titles. We now receive more favorable purchase discounts on Criterion’s DVD content as a consolidated purchaser, compared to when we purchased as separate entities with Home Vision.

We believe The Criterion Collection to be the world’s premier producer of “special edition” home video programming, in which critically acclaimed domestic and foreign films are transferred to DVD with the highest quality of picture and audio, and special features including interviews with producers, directors and talent, behind-the-scenes footage, documentaries, featurettes, and more. The Criterion Collection currently contains approximately 290 active DVD titles in its library and releases an average of 3-4 new titles each month.

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

We are paying Criterion a $1.5 million non-recoupable distribution fee, payable monthly over the first twelve months of the term. Should we meet minimum purchase levels over the initial three years, the term continues through December 31, 2010. We also have the option to extend the term through December 31, 2010, with the payment of two additional $500,000 non-recoupable payments on January 1, 2009 and 2010. If we suffer a major decline in purchases that cannot be attributed to a lack of titles, Criterion has the right to terminate the agreement in years four and five, but we believe this is unlikely. We have accrued the unpaid portion of the $1.5 million fee as a component of royalty and distribution fee advances at March 31, 2006, and are amortizing the fee over the five-year term to cost of sales in accordance with Statement of Position No. 00-2. Amortization for the fiscal year ended March 31, 2006 was $185,000.

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

Acceleration of Vesting of Outstanding Unvested Stock Options

On March 29, 2006, the Compensation Committee of our Board of Directors approved, and our full Board ratified, the acceleration of vesting for all outstanding unvested stock options granted under the our equity compensation plans. In connection with the vesting acceleration, the Compensation Committee and the Board also imposed a holding period on the shares underlying the accelerated options, which would prevent the sale or other transfer of such shares until the date the shares would have vested under the original vesting schedule of the respective option, except that the holding period will end upon the close of a change in control transaction. Approximately 402,500 unvested stock options were accelerated with an exercise price below the closing price of $3.73 on March 29, 2006 (i.e. in-the-money), and approximately 724,830 unvested stock options were accelerated with an exercise price above the closing price (i.e. out-of-the-money). The action to accelerate the vesting of unvested stock options enables us to minimize recognizing future compensation expense associated with our outstanding options upon our adoption of SFAS No. 123R. The fair value of such stock-based compensation that would have been recorded as compensation expense over the remaining vesting periods for the fiscal 2006-2011 periods, had we not accelerated the vesting, totaled $1,883,000 (approximately $650,000 for our 2007 fiscal year, beginning April 1, 2006, and approximately $1,233,000 over the remaining vesting period of the options).

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

Subsequent Event — Agreement in Principle for a New Disc Replication Agreement and Related Advance

In June 2006, we reached an agreement in principle with Sonopress LLC, for a five-year replication agreement to act as our exclusive manufacturer of our DVD requirements. This will include the HD-DVD and Blu-ray Disc® high-definition formats. At our option, they may also replicate our CD requirements. We will receive an interest-free $10 million advance against future replication from Sonopress, to be repaid at $0.20 per disc manufactured, plus payment of a $0.042 administrative fee per disc manufactured until the advance is repaid. All outstanding amounts under the advance are subordinated to all of our obligations outstanding to Wells Fargo Foothill. Until the advance is repaid, Sonopress will take a security interest in all the Company’s assets in second position behind Foothill. The proceeds from the advance will be used to reduce amounts outstanding under our revolving credit facility with Foothill. The replication prices under this agreement are less than the current pricing under our current replication agreement with Deluxe. For future reporting periods, we will impute interest on the amounts outstanding under the advance during the periods and record such amount as interest expense with a corresponding reduction to cost of sales.

Liquidity and Capital Resources

Our working capital generally comes from two sources:

•                                          operating cash flows

•                                          borrowing availability

In December 2004, we raised approximately $14.2 million in net proceeds through the sale of our common stock. In October 2004, we received a recoupable but non-refundable $2.0 million royalty advance in connection with a new Japan sublicense agreement. We used the proceeds of the private placement and the royalty advance to repay our then-outstanding borrowing under our revolving line of credit and term loan facilities with Wells Fargo Foothill.

Sony BMG Recoupment

We received a $3.0 million initial royalty advance under the Sony BMG agreement in March 2003, fully recoupable from revenues generated by Sony BMG against quarterly royalties due to us under the agreement. Based upon actual quarterly sales of our programming in the territories, Sony BMG recoups quarterly royalties from the $3.0 million previously advanced. Sony BMG had provided additional quarterly royalty advances such that for the first three years of the agreement term through December 31, 2005, the advance outstanding to us at any given time was maintained at $3.0 million. During the first three quarters of the fourth year of the term (the nine months ending September 30, 2006), Sony BMG will reduce, through recoupment, the outstanding royalty advance to $1.5 million. Once the entire royalty advance is recouped, Sony BMG will continue to pay quarterly royalties based on revenues generated. During the fourth quarter of the fourth year of the term (the quarter ending December 31, 2006), Sony BMG may recoup the entire remaining balance of $1.5 million by not re-advancing royalties quarterly. The agreement contains a formula to pay an additional lesser advance at the beginning of the fifth and final year of the term (calendar 2007) which is to be recouped by Sony BMG during that year. We must repay any outstanding unrecouped royalty advance within 30 days following the final Sony BMG reporting at the conclusion of Sony BMG’s sell-off period after expiration of the five-year term. At March 31, 2006, approximately $2.3 million of the last $3 million advance is classified as a component of deferred revenue in the accompanying balance sheet.

Revolving Credit and Term Loan Facility

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

•                  The tangible net worth covenant was eliminated; and

•                  The minimum earnings before interest taxes depreciation and amortization (EBITDA) covenant was revised beginning with the quarter ended June 30, 2005, and a provision to the EBITDA covenant was also added, such that we may not incur two consecutive fiscal quarters of EBITDA losses, beginning with the quarter ending September 30, 2005.

On November 4, 2005, at our request, Foothill further amended the credit facility to provide for a higher maximum revolving credit limit during each monthly period from October 31 through April 15. During this period each year, the maximum borrowing limit under our revolving credit line will be increased from $21 million to $25 million (actual borrowing availability remains substantially based upon eligible trade accounts receivable levels).

On June 23, 2006, at our request, Foothill further amended the credit facility to:

•                  waive our required compliance with the minimum EBITDA requirement for the twelve months ended March 31, 2006

•                  reduce the minimum EBITDA covenant on a go forward basis, to $3.5 million for the twelve months ending June 30, 2006, $3.75 million for the twelve months ending September 30, 2006, $4.25 millon for twelve months ending December 31, 2006 and March 31, 2007 and $5 million of each twelve month-ended quarterly measurement period thereafter

•                  amend the provision that we may not incur two consecutive fiscal quarters of EBITDA losses, beginning with the quarter ending September 30, 2005 to also exclude the period ended March 31, 2006 and period ending June 30, 2006

•                  consent allowing us to enter the new replication agreement with Sonopress, receive the related advance as well as allow Sonopress to take a subordinated security interest in our assets

•                  increase our early termination fees to 1.5%  on the maximum revolving credit amount (either $21 million or $25 million as noted above) and any outstanding borrowings under the capital expenditures line amount through June 30, 2007 and to 1% through June 30, 2008. Prior to the amendment, our early termination fees were 0.75% through September 30, 2006 and 0.50% thereafter.

At March 31, 2006, we had cash of $1,079,000 and borrowing availability of $6.6 million and $1 million, respectively, under our revolving credit and term loan facilities with Foothill. Comparatively, at March 31, 2005, we had cash of $6,339,000 and borrowing availability of $17.3 million, and $1 million, respectively, under our revolving credit and term loan facilities. At March 31, 2006, we had $11.5 million borrowed under the line with $1.5 million borrowed at prime plus 0.25% (8% at March 31, 2006) and $10.0 million borrowed at LIBOR plus 3.00% (ranging from 7.69 to 7.87% at March 31, 2006).

Other Sources and Uses of Working Capital for Fiscal 2006

We used cash flows from operations of $6.0 million during fiscal 2006, as compared with cash flows provided by operations of $6.9 million for fiscal 2005. Our pretax loss from operations was $180,000 for fiscal 2006. During fiscal 2006 as compared to fiscal 2005 we used substantial operating cash toward advance royalties, recoupable production costs and distribution fees for the acquisition of exclusive content for new release and future releases.

During fiscal 2006, we advanced $1.5 million upon execution of the exclusive distribution agreement with The Criterion Collection. We also advanced and accrued approximately $4.0 million in production funding for titles to be released in the future under our feature film co-production agreements with Dark Horse, Graymark, Amicus and Sisters Wooster and advanced an additional $6.0 million during fiscal 2006 for content to be released in the future under exclusive license and distribution agreements. We will be able to recoup these advances against future royalties, distribution fees and profit participations payable. Gross trade receivables decreased over $7.4 million as a result of increased collection efforts.

We incurred $1.1 million in capital expenditures in our continuing effort to improve our information technology infrastructure. We fully repaid our subordinated note payable to Ritek and our capital lease obligations by $1.4 million during fiscal 2006. We financed the August 2005 Home Vision acquisition of $8 million and the above expenditures and repayments of debt from cash flows from operations, cash available on hand and through our revolving line of credit, borrowings under which increased to $11,500,000 at March 31, 2006, down from $16,118,000 at our third quarter ended December 31, 2005, and up from no outstanding borrowings at March 31, 2005.

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

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations at March 31, 2006, and the effects such obligations are expected to have on liquidity and cash flow in future periods:

	Payments due by period
(in thousands)	2007	2008	2009	2010	2011	Thereafter	Total
Contractual obligations:
Operating lease obligations	$1,689	$1,656	$1,658	$1,702	$1,745	$4,653	$13,103
Licensing and exclusive distribution agreements	12,444	2,839	—	—	—	—	15,283
Employment agreements	2,398	2,415	—	—	—	—	4,813
Total	$16,531	$6,910	$1,658	$1,702	$1,745	$4,653	$33,199

Advances and guarantees included in the table above, under licensing and exclusive distribution agreements, are prepaid and thus recoupable against future royalties, distribution fees and profit participations earned by our exclusive program suppliers in connection with revenues generated by those rights. As we have historically, we expect to fund these commitments through recoupment of existing advances, our existing bank line of credit, and other working capital. Included in the table above under licensing and exclusive distribution agreements are approximately $3.8 million in royalty, distribution fee and production advances which were accrued as a component of accrued royalty and distribution fee advances in the accompanying balance sheet at March 31, 2006.

We do not expect our obligations for property and equipment expenditures, including information technology related expenditures, to exceed $2.5 million per year.

Vendor Managed Inventory (VMI)

Under a VMI system, product suppliers are responsible for monitoring, stocking, and fulfilling directly to individual retail stores and outlets. Larger retailers, who have been transacting business via VMI with the major studios for years, are starting to require smaller independents (i.e. product suppliers other than major studios, music labels and “mini-majors”) to adopt this method of inventory management. An existing large retail customer of ours plans to restrict content suppliers from shipping product directly to its stores unless they carry a required minimum number of national titles. Image, along with other independents, has formed a consortium of program suppliers to consolidate shipments in order to satisfy this retailer. Under this arrangement, each member of the consortium retains its existing direct-selling and direct-billing relationship with this retailer. Our VMI group is currently one of only three independent groups partnering with this retailer. Consortium shipments to this customer will consolidate products from all suppliers in this group, which will result in larger shipments with freight costs shared among the members. We have fully implemented all of the necessary VMI software and systems, and are currently in the final stages of deploying our VMI program with this customer. We expect our VMI system to be fully tested and deployed by August 1, 2006. We will evaluate the possibility of deploying our VMI system at other retail customers as opportunities arise. Implementation of VMI requires a capital expenditure of approximately $40,000 for initial setup, installation and Integration. In addition, ongoing fees will be paid for software maintenance/support, item planning, order management and picking, packing, labeling and shipping of product.  For this initial retail customer, fixed software and services fees and variable inventory handling costs should be partially offset by reduced freight expenses from consolidated shipments. At this time, we cannot accurately estimate the net increase in expenses as a result of this system.

With respect to long-term benefits, we expect the implementation of VMI relationships with retail customers to:

•                  Sell more units and reduce returned items by better matching inventory to real-time demand

•                  Reduce potential overproduction by more accurately forecasting orders

•                  Reduce processing and warehousing fees by maintaining a leaner supply chain

•                  Increase our importance as a direct supplier to participating retail partners

Distribution Agreement and Related Music Publishing Liability

As of March 31, 2006, we have accrued approximately $1.6 million for mechanical licensing fees for audio programs that we now believe have not been paid by one of our content providers as contractually required. We have also recorded a corresponding recoupable music publishing advance for these anticipated music publishing payments, included as a component of royalty and distribution fee advances in the accompanying balance sheet, as of March 31, 2006.

On February 8, 2006, we entered into an amended agreement with the content provider, which grants us the exclusive right to distribute as many additional content provider-branded titles as necessary to fully recoup any outstanding unpaid mechanical licensing and other unrecouped costs. We will continue to receive our standard distribution fee on all units sold. The amended agreement gives us the right but not the obligation to discharge any unpaid music publishing fees required. All related litigation and arbitration proceedings have been dismissed. We believe we will recover all of the $1.6 million in advances through profit participations from future titles and future sales of previously released titles from this content provider.

Long-Term Debt

Long-term debt at March 31, 2006 and 2005 consisted of the following:

(In thousands)	2006	2005
Subordinated note payable — Ritek Taiwan	$—	$1,337
Current portion of long-term debt	—	1,337
Long-term debt less current portion	$—	$—

Our subordinated note payable to Ritek was fully repaid in accordance with its terms by March 31, 2006.

Debt Instruments and Related Covenants

Our loan agreements with Wells Fargo Foothill require us to comply with minimum financial and operating covenants.

On August 10, 2005, the minimum EBITDA covenant was revised beginning with the quarter ended June 30, 2005. A provision to the EBITDA covenant was also added, such that we may not incur two consecutive fiscal quarters of EBITDA losses, beginning with the quarter ending September 30, 2005.

On June 23, 2006, at our request, Foothill further amended the credit facility to:

•                  waive our required compliance with the minimum EBITDA requirement for the twelve months ended March 31, 2006

•                  reduce the minimum EBITDA covenant on a go forward basis. The required minimum EBITDA was amended to $3.5 million for the twelve months ending June 30, 2006, $3.75 million for the twelve months ending September 30 2006, $4.25 million for the twelve months ending December 31, 2006 and March 31, 2007 and $5 million of each twelve month-ended quarterly measurement period thereafter

•                  amend the provision that we may not incur two consecutive fiscal quarters of EBITDA losses, beginning with the quarter ending September 30, 2005 to also exclude the period ended March 31,  2006 and the period ending June 30, 2006

We were not in compliance with the covenant establishing a minimum EBITDA, as defined by Foothill, of $4,250,000 for the twelve months ended March 31, 2006. Our EBITDA, as defined by Foothill, was $3,506,000, or $744,000 short of the required minimum. At our request, Foothill has waived this minimum EBITDA requirement for the 12 month measurement period ended March 31, 2006 and reduced the EBITDA covenant minimums on a go-forward basis. We were in compliance with all financial and operating covenants at March 31, 2006, and expect to be in compliance with all covenants for the foreseeable future.

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

Revenue Recognition

We recognize revenue upon meeting the recognition requirements of American Institute of Certified Public Accountants Statement of Position (SOP) 00-2, Accounting by Producers or Distributors of Films and Staff Accounting Bulletin No. 104, Revenue Recognition. Revenues from home video distribution are recognized net of an allowance for estimated returns, as well as related costs, in the period in which the product is available for sale by our customers (at the point that title and risk of loss transfer to the customer, which is generally upon receipt by the customer, and in the case of new releases, after “street date” restrictions lapse). We recognize revenues from domestic and international broadcast licensing and home video sublicensing, as well as associated costs, when the titles are available to the licensee and other recognition requirements of SOP 00-2 are met. We defer fees received in advance of availability, usually in the case of advances received from Sony BMG, Digital Site, Warner Music Group and other international home video sublicensees, and for broadcast, until other revenue recognition requirements have been satisfied. Provisions for uncollectible accounts receivable are provided at the time of sale. As of March 31, 2006, deferred revenue totaled $5,751,000, up from $5,392,000, at March 31, 2005.

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

We base our estimates of ultimate revenue for each title on the historical performance of that title, similar titles and specific genre performance. We attempt to reflect in our estimates the most current available information on the title. We update such estimates based upon the actual results of each format’s revenue performance. Estimates of ultimate revenues on a title-by-title basis are subject to substantial uncertainty. Factors affecting future actual performance include focus from the sales and marketing department (including advertising, promotions and price reductions), availability of retail shelf space, retail customer product placement and advertising, maintenance of adequate inventory levels, concert touring by the artist in the case of music-related DVDs and CDs, retail sell-through, and ultimately continued end-user consumer demand. Any of the above factors can contribute to a title’s actual performance exceeding our expectations prior to release or failure to meet pre-release expectations. Overestimation of ultimate revenues would cause unamortized costs to be amortized at a slower rate or a delay in adjusting costs to their fair value until such time estimates are reduced, causing unamortized costs to be overstated and increased amortization of costs in a later period. Underestimation of ultimate revenues would cause unamortized costs to be amortized more quickly until ultimate revenue estimates are increased, causing unamortized costs to be understated and decreased amortization of costs in a later period.

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

Allowance for Sales Returns and Doubtful Accounts Receivable

For each reporting period, we evaluate product sales and accounts receivable to estimate their effect on revenues due to product returns, sales allowances and other credits given and delinquent accounts. Our estimates of product sales that will be returned and the amount of receivables that will ultimately be collected require the exercise of judgment and affect reported revenues and net earnings. In determining the estimate of product sales that will be returned, we analyze historical returns (quantity of returns and time to receive returned product), historical pricing and other credit memo data, current economic trends, and changes in customer demand and acceptance of our products, including reorder activity. Based on this information, we reserve a percentage of each dollar of product sales where the customer has the right to return such product and receive a credit memo. Actual returns could be different from our estimates and current provisions for sales returns and allowances, resulting in future charges to earnings. Estimates of future sales returns and other credits are subject to substantial uncertainty. Factors affecting actual returns include retailer financial difficulties, the perception of comparatively poor retail performance in one or several retailer locations, limited retail shelf space at various times of the year, inadequate advertising or promotions, retail prices being too high for the perceived quality of the content or other comparable content, the near term release of similar titles, and poor responses to package designs. Underestimation of product sales returns and other credits would result in an overstatement of current revenues and lower revenues in future periods. Conversely, overestimation of product sales returns would result in an understatement of current revenues and higher revenues in future periods.

Similarly, we evaluate accounts receivable to determine if they will ultimately be collected. In performing this evaluation, significant judgments and estimates are involved, including an analysis of specific risks on a customer-by-customer basis for our larger customers and an analysis of the length of time receivables have been past due. Based on this information, we reserve an amount that we believe to be doubtful of collection. If the financial condition of our customers were to deteriorate or if economic conditions were to worsen, additional allowances might be required in the future. Underestimation of this allowance would cause accounts receivable to be overstated and current period expenses to be understated. Overestimation of this allowance would cause accounts receivable to be understated and current period expenses to be overstated.

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

Establishment of Valuation Allowance on Net Deferred Tax Assets. We have a valuation allowance against 100% of our net deferred tax assets, which are composed primarily of net operating loss (NOL) carry forwards, resulting in income tax expense of $6,244,000 for the year ended March 31, 2004. Even though we have fully reserved these net deferred tax assets for book purposes, we would still be able to utilize them to reduce future income taxes payable should we have future earnings. To the extent such deferred tax assets relate to NOL carry forwards, the ability to use such NOLs against future earnings will be subject to applicable carry forward periods. As of March 31, 2006, we had net operating loss carry forwards for Federal and state tax purposes of $7,806,000 and $1,862,000, respectively, which are available to offset taxable income through 2024 and 2014, respectively.

Although we had a pretax loss of less than $200,000 for fiscal 2006 and pretax earnings of $5,289,000 for fiscal 2005, we do not possess a strong earnings history. We enjoyed the benefits of a strong schedule of new DVD and

CD releases during fiscal 2005. In light of the extremely strong retail success of a relatively few individual titles, we cannot provide assurances that our fiscal 2007 DVD and CD new releases will perform as well as, or better than, our fiscal 2005 and 2006 releases.

Results of Operations

Net Revenues

Approximately 90% of consolidated net revenues were generated from our worldwide sale of DVDs during fiscal 2006, compared to 89% and 91% in fiscal 2005 and 2004, respectively. CDs contributed approximately 8% of consolidated net revenues for fiscal 2006, compared to 10% and 7% of fiscal 2005 and 2004, respectively. The following table presents consolidated net revenues by reportable business segment for the fiscal years ended March 31:

	2006	2005	% Change	2005	2004	% Change
	(in thousands)			(in thousands)
Net revenues:
Domestic	$108,667	$113,219	(4.0)%	$113,219	$78,370	44.5%
International	3,235	5,164	(37.4)	5,164	6,470	(20.2)
Consolidated	$111,902	$118,383	(5.5)%	$118,383	$84,840	39.5%

Fiscal 2006 Compared to 2005 and 2004

Domestic Revenue

Net revenues were down primarily due to weakness in the retail DVD marketplace during the first six months of our fiscal year coupled with fewer fiscal 2006 breakout DVD new releases. We began fiscal 2006 having to compete with our record revenue performance in fiscal 2005.  In fiscal 2005, we benefited from new releases of stand-up comedy shows we produced featuring “Blue Collar” comedians Larry the Cable Guy, Ron White and Bill Engvall, and a combined two-titles-in-one DVD from a fourth Blue Collar comedian, Jeff Foxworthy. These four then-new release titles generated over $22 million in net sales during fiscal 2005 compared to $5.4 million generated as catalogue titles in fiscal 2006. Our then-perennial best-selling music DVD catalogue title Eagles: Hell Freezes Over, to which our rights expired in June 2005, contributed $1.8 million in net revenues in fiscal 2005 but only minimal revenues in fiscal 2006.

We were able to make up much of this deficit in fiscal 2006 though increased revenues associated with our acquisition of Home Vision in August 2005 and some higher performing new releases during the fiscal year. Through the Home Vision acquisition, we acquired the exclusive rights to the BBC production of C.S. Lewis’ classic books The Chronicles of Narnia which contributed over $8.4 million for fiscal 2006. The Criterion Collection contributed $26.1 million to fiscal 2006 net revenues, a 91% increase over fiscal 2005. The Criterion Collection net revenue performance during the last eight months of fiscal 2006, starting from the August 2006 effective date of our exclusive distribution agreement with them, is up 141% compared to the same time period in the prior year when distribution was shared with Home Vision. Net revenues generated from the Criterion Collection were $22.9 million for the eight months ended March 31, 2006, up from $9.5 million for the same period in the prior year. In February 2006, Walt Disney Pictures and Walden Media announced that they will release The Chronicles of Narnia: Prince Caspian as the next theatrical installment of the “Narnia Chronicles”. This should bode well for us as our Chronicles box set includes the BBC production of Prince Caspian. Criterion’s new release schedule for fiscal 2007 should be strong and we expect continued strong performance from their catalog of previously released DVD programming.

Our CD revenues were down 25%, to $9.1 million for fiscal 2006 compared to $12.1 million for fiscal 2005, due to weaker performance of our catalogue CD titles, especially during the first six months of the fiscal year. CD revenues were $5.6 million for fiscal 2004. Our audio department plans to focus specific attention during fiscal 2007 on setting up catalogue promotions to stimulate retailer demand for our audio titles in hopes of reversing this trend with retail.

Our top ten new release DVD and CD titles contributed approximately 16%, 29% and 15% of domestic net revenues for fiscal 2006, 2005 and 2004, respectively. Included in the top ten new release titles for fiscal 2006 were both the DVD and CD releases of Ron White: You Can’t Fix Stupid, Chicago and Earth Wind & Fire: Live at the Greek DVD, Kiss: Rock The Nation Live DVD, the original Twilight Zone TV series: Seasons 3, 4 and 5 DVD, The Source Presents Hip Hop Hits Vol. 10 CD, Beef 3 DVD and Mint Condition: Livin’ the Luxury Brown CD.

Our inventory returns, as a percentage of our gross distribution revenues, were 21.9% in fiscal 2006, 18.8% in fiscal 2005 and 19.2% in fiscal 2004. We are selling more programming to larger retailers, who tend to return a higher percentage of their purchases, both to us and to the major studios. Many of these retailers have chosen not to process their own store returns at their own distribution center level, but instead return them to their vendors, including us, for credit. A retailer may return a title from one store while ordering the same title for another store. We have increased our allowances for sales returns in expectation of this trend continuing for the foreseeable future.

We have also provided increased market development funds to our customers for which are taken as a credit against revenues and are recorded by us as a reduction in revenues. These market development fund expenditures totaled $5,329,000, $4,530,000 and $2,437,000, or 4.7%, 3.8% and 3.0% of net domestic revenues, before reduction for such market development funds, for fiscal 2006, 2005 and 2004, respectively.

International Revenue

Our internationally generated revenues have significantly decreased over the last several years due to lower royalty revenues reported by our international sublicensees. Because of language barriers and cultural differences, much of our successful new release programming — particularly urban and comedy titles — has not been released internationally or has not sold as well as in North America. Only our high profile non-urban music event DVD programming is performing well overseas. Our international revenues for fiscal 2006 were negatively affected by the loss of our then-perennial best selling international title Eagles: Hell Freezes Over as of June 30, 2005. Our international net revenues from the sale of our Eagles titles during fiscal 2005 were $1,133,000, or 22% of international net revenues.

We believe internal restructuring at Sony BMG associated with their merger in 2004 and management reshuffling in early 2006 had a negative impact on the sales performance of our titles in Europe, the Middle East and Africa during the last half of fiscal 2005 and throughout fiscal 2006.

We continue our efforts to acquire programming that sells well not only domestically, but also internationally. Music-related DVDs have done well internationally and we believe the urban music and documentary genres have revenue growth potential overseas. Our UK office, while primarily acquiring content for North American distribution, is also beginning to seek worldwide exclusive distribution rights.

Broadcast sales increased to $494,000 for fiscal 2006, up from $487,000 for fiscal 2005 and down from $544,000 for fiscal 2004.

Cost of Sales

The following table presents consolidated cost of sales by reportable business segment and as a percentage of related-segment net revenues for the fiscal years ended March 31:

	2006	2005	2005	2004
	(in thousands)		(in thousands)
Cost of sales:
Domestic	$81,748	$84,827	$84,827	$61,331
International	2,420	3,608	3,608	5,264
Consolidated	$84,168	$88,435	$88,435	$66,595

			% Change			% Change
As a percentage of segment net revenues:
Domestic	75.2%	74.9%	0.3%	74.9%	78.3%	(3.4)%
International	74.8	69.9	4.9	69.9	81.4	(11.5)
Consolidated	75.2%	74.7%	0.5%	74.7%	78.5%	(3.8)%

We are now classifying production cost amortization as a component of cost of sales and therefore a reduction to gross profit margins for all periods presented. We previously reported amortization of production costs as a separate line item within operating costs and expenses. Because we disclose programming production costs as a component of inventory, we believe classification of the related expense of such costs as a component of cost of sales is more meaningful. Amortization of domestic and international non-recoupable production costs, as a percentage of net revenues, for the three years ended March 31, 2006, were 4.1%, 3.4% and 4.7%, respectively.

Fiscal 2006 Compared to 2005

Domestic Gross Margins

Domestic gross margins, as a percentage of segment net revenues, decreased by 0.3% to 24.8% for fiscal 2006, from 25.1% for fiscal 2005 and from 21.7% for fiscal 2004. The decrease in segment gross profit margins for fiscal 2006 as compared to fiscal 2005 was due to multiple factors:

•                  We experienced a significant increase in net revenues generated by The Criterion Collection DVDs for fiscal 2006. Criterion contributed approximately 24% of fiscal 2006 domestic net revenues, significantly up from approximately 12% for fiscal 2005. We recognize a gross margin of approximately 24% on Criterion net revenues, bringing down the average gross margin on fiscal 2006 net sales.

•                  We increased the amount of market development funds provided to our customers, which is recorded as a reduction of revenues and thus has a negative effect on gross margins. These market development fund expenditures, as percentages of domestic net revenues, were 4.7% and 3.8%, before reduction for such market development funds, for fiscal 2006 and 2005, respectively. We expect the trend of increasing market development funds paid to customers to continue for the foreseeable future.

•                  We increased the comparable fair value write downs of royalty and distribution fee advances as a result of lower ultimate revenue forecasts for some of our exclusive programming in accordance with SOP-002 by $586,000 for fiscal 2006 over 2005.

•                  We amortized approximately $185,000 of the $1.5 million fee resulting from the new Criterion exclusive distribution agreement.

•                  We increased the comparable write down to the lower of cost or market value for inventories by $412,000 for fiscal 2006 over 2005.

•                  Amortization of non-recoupable production costs increased by $467,000 for 2006 over 2005 as a result of incremental amortization of titles acquired in the Home Vision acquisition as well as increased amortization of costs associated with titles produced in the UMD format, which we believe has a short product life cycle.

•                  During the fourth quarter we reversed an overaccrual of music publishing liabilities on a DVD series, partially offsetting the decline in gross margins. During the fourth quarter we were notified by a content holder that the actual negotiated music publishing rate for DVD titles licensed from this content supplier was lower than the estimated rate at which we accrued. Without the actual rate known at the time of release of the related DVDs, we accrue music publishing liability at an estimated maximum rate as we sell the programs. Accordingly, we reversed approximately $562,000 in accrued music publishing as a credit to cost of sales during the fourth quarter to reflect the comparably lower actual negotiated music publishing rate.

Fiscal 2005 Compared to 2004

The increase in segment gross profit margins for fiscal 2005 was primarily due to increased net revenues from sales of exclusively licensed programming, which typically generates higher gross margins than exclusively distributed programming.

Offsetting the increase in domestic gross margins for fiscal 2005 as compared to fiscal 2004 were increases in market development funds offered to our retail customers. These market development fund expenditures were 3.8% and 3.0% of net domestic revenues, before reduction for such market development funds, for fiscal 2005 and 2004, respectively.

International Gross Margins

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

Selling Expenses

The following tables present consolidated selling expenses by reportable business segment and as a percentage of related segment net revenues for the fiscal years ended March 31:

	2006	2005	% Change	2005	2004	% Change
	(in thousands)			(in thousands)
Selling expenses:
Domestic	$10,647	$9,795	8.7%	$9,795	$5,902	66.0%
International	103	58	77.6	58	184	(68.5)
Consolidated	$10,750	$9,853	9.1%	$9,853	$6,086	61.9%
As a percentage of segment net revenues:
Domestic	9.8%	8.7%	1.1%	8.7%	7.5%	1.2%
International	3.2	1.1	2.1	1.1	2.8	(1.7)
Consolidated	9.6%	8.3%	1.3%	8.3%	7.2%	1.1%

Fiscal 2006 Compared to 2005 and 2004

Domestic Selling Expenses

Domestic selling expenses for fiscal 2006 reflect a continuing trend of higher advertising expenses as a percentage of net revenues. We incurred a $262,000 increase in expenses for television and radio advertising as well as a $365,000 increase in co-operative advertising expenses. We saved $161,000 by switching to Internet delivery of sell sheets instead of paper sell sheets delivered via mail. We also reduced our print advertising by $238,000. Personnel costs, including wages, benefits and internal sales commissions, were up $486,000 for fiscal 2006 over fiscal 2005 due to added sales personnel and annual raises.

Egami selling expenses were $196,000 for fiscal 2006, its first full year of operation, composed primarily of personnel costs.

Print, television, radio and co-operative advertising increased $1,727,000, and special event audio and video promotions and publicity consultant expense increased $344,000 for fiscal 2005 as compared to the prior year. Personnel costs, including wages, benefits and sales commissions, were up $1,055,000 for fiscal 2005 over fiscal 2004 due to added sales personnel and annual raises. Sales commissions paid to outside consultants increased by $263,000 for fiscal 2005, primarily as a result of a significant increase in fiscal 2005 sales to Target. Rent expense allocated to the domestic selling department in excess of fiscal 2004 was $157,000. Lastly, travel and entertainment expenses were higher by $155,000 over that of fiscal 2004.

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

We spent approximately $4,904,000, or 4.4% of net revenues , $4,632,000, or 3.9% of net revenues and $2,445,000, or 2.9% of net revenues, for title promotion and advertising  in fiscal 2006, 2005, and 2004, respectively, almost entirely for domestic wholesale distribution.

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

•                  marketing and sales efforts to grow our audio only brands

•                  marketing and sales efforts to grow our feature film genre, specifically rental customer sales

•                  sales of urban and Latin content

•                  sales administration for the above initiatives

International Selling Expenses

Our international selling expenses reflect increased international promotion of our titles. Fiscal 2005 segment selling expenses were significantly lower than fiscal 2004 because Sony BMG, Digital Site and Warner Music Group, our primary international sublicensees, are responsible for the majority of selling expenses relating to sales of our programming internationally. Our segment expenses for the fiscal 2005 period reflect a full period of Sony BMG sales and marketing responsibility, whereas fiscal 2004 did not.

General and Administrative Expenses

The following tables present consolidated general and administrative expenses by reportable business segment and as a percentage of related segment net revenues for the fiscal years ended March 31:

	2006	2005	% Change	2005	2004	% Change
	(in thousands)			(in thousands)
General and administrative expenses:
Domestic	$16,014	$13,651	17.3%	$13,651	$11,937	14.4%
International	446	441	1.1	441	488	(9.6)
Consolidated	$16,460	$14,092	16.8%	$14,092	$12,425	13.4%
As a percentage of segment net revenues:
Domestic	14.7%	12.1%	2.6%	12.1%	15.2%	(3.1)%
International	13.8	8.5	5.3	8.5	7.5	1.0
Consolidated	14.7%	11.9%	2.8%	11.9%	14.6%	(2.7)%

Fiscal 2006 Compared to 2005 and 2004

Domestic General and Administrative Expenses

In our third quarter we incurred a bad debt charge of $1.6 million as a result of the January 12, 2006, bankruptcy filing of Musicland. We also incurred an impairment charge for the cumulative cost of a third-party software program totaling $248,000. We also incurred increases in legal expenses of $432,000, with approximately $247,000 relating to the Lions Gate legal matter and incurred increased personnel costs of $484,000 due to additional personnel and annual raises. Additionally, the general and administrative expenses of Egami and Image UK totaled $202,000 and $409,000, respectively, for fiscal 2006, their first full year of operation. Expenses for Egami are primarily personnel and expenses for Image UK are primarily personnel and rent and utilities associated with the leased office space. The overall increased expenses were offset, in part, by reduced expenses of $431,000 for consulting and professional services in connection with information technology systems and accounting, net of increased investment banking fees and reduced expenses of $679,000 due to the lack of performance-based bonuses for fiscal 2006.

The Musicland charge reflects the net expense after reversing royalties and distribution fees otherwise payable by us had we collected the Musicland trade receivable. We have written off as uncollectible the entire Musicland trade receivables balance at March 31, 2006. The bad debt charge represents $.07 per diluted share for fiscal 2006.

For fiscal 2006, Musicland accounted for less than 5% of our net revenues. We believe the bankruptcy will continue to negatively impact our short-term revenues, but we also believe the bankruptcy should not have a long-term negative effect on our revenues as we expect traditional and online retailers to absorb Musicland’s share of the DVD and

CD market. Trans World Music Entertainment Corporation, a customer of ours, received United States Bankruptcy Court approval for the asset acquisition of Musicland. It has been reported that Trans World retained approximately 335 of Musicland’s best performing stores and liquidated the remaining 65 stores. The remaining 400 stores not acquired by Trans World of the more than 800 stores that Musicland operated were closed through the bankruptcy process.

In fiscal 2005, we accrued performance-based bonuses of $659,000 compared to none for fiscal 2004. Rent expense for our then-new headquarters in excess of rent for our old headquarters in fiscal 2004 was $329,000. We incurred increased depreciation expense of $256,000 for fiscal 2005, resulting from our increased capital expenditures in the areas of information technology, furniture, leasehold improvements and equipment. Expenditures on information technology and accounting and royalty consulting and temporary support contributed $414,000 of the increase in fiscal 2005, primarily attributable to the support of the first and second phases of our Oracle implementation implemented in fiscal 2004, and the fiscal 2005 implementation of order management software, including accounting and information technology infrastructure support. Lastly, personnel costs were up $221,000 for fiscal 2005, largely due to annual raises. Offsetting the fiscal 2005 increases were lower legal expenses of $233,000. In the prior year we had higher litigation expenses relating to our efforts to protect our rights from infringers.

Other Income and Expenses

Other income for fiscal 2006 was minimal. Other expenses for fiscal 2005 consisted primarily of losses on disposal of fixed assets. Other income for fiscal 2004 primarily consisted of foreign currency transaction gains and a minority interest in the net loss of Aviva.

Interest Expense

Interest expense, net of interest income, for fiscal 2006 increased 6.3% to $707,000, or 0.6% of consolidated net revenues, from $665,000, or 0.6% of consolidated net revenues for fiscal 2005. The increase was attributable to a higher weighted average interest rate for fiscal 2006. Interest expense for fiscal 2004 was $818,000 or 1.0% of consolidated net revenues. The decrease in fiscal 2005 from 2004 was attributable to lower weighted average outstanding debt levels during fiscal 2005 compared to fiscal 2004, principally as a result of paying down our revolving credit facility with proceeds from our December 2004 private placement.

Income Taxes

We recorded Federal and California state alternative minimum tax for fiscal 2006, 2005 and 2004. We utilized net operating loss carry forwards to offset taxable earnings which resulted in a Federal and California alternative minimum tax due to limitations on the utilization of these net operating losses. We also recorded a Texas state tax expense for fiscal 2006.

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

Valuation Allowance on Net Deferred Tax Assets

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

Although in fiscal 2005 we had pretax earnings of $5,289,000, we did not possess a strong earnings history. We enjoyed the benefits of a strong schedule of new DVD and CD releases during fiscal 2005 which we rightfully believed that we would be challenged to duplicate or exceed in fiscal 2006. We continue to maintain a 100% valuation allowance against our net deferred tax assets at March 31, 2006.

Even though we have fully reserved our net deferred tax assets for book purposes, we would still be able to utilize them to reduce future income taxes payable, should we have future earnings. To the extent such deferred tax assets relate to NOL carry forwards, the ability to use such NOL carry forwards against future earnings will be subject to applicable carry forward periods. As of March 31, 2006, we had net operating loss carry forwards for Federal and state tax purposes of $7,806,000 and $1,862,000, respectively, which are available to offset taxable income through 2024 and 2014, respectively.

Earnings (Loss) from Continuing Operations/Loss from Discontinued Operations

Loss from continuing operations was $207,000, or $.01 per diluted share, for fiscal 2006. Earnings from continuing operations were $5,127,000, or $.26 per diluted share for fiscal 2005. Loss from continuing operations was $7,115,000, or $.39 per diluted share, which included the above mentioned income tax expense of $6,244,000, or $.34 per diluted share, for fiscal 2004. Loss from discontinued operations was $2,441,000, or $.13 per diluted share for fiscal 2004. The fiscal 2004 loss from discontinued operations comprises a loss from operations of $1,742,000 and a loss on the sale of DVDPlanet of $699,000.

Consolidated Net Earnings (Loss)

Net loss for fiscal 2006 was $207,000, or $.01 per diluted share. Net earnings for fiscal 2005 were $5,127,000, or $.26 per diluted share. Net loss for fiscal 2004 was $9,556,000, or $.52 per diluted share.

Recently Issued Accounting Pronouncements

On November 3, 2005, the Financial Accounting Standards Board (“FASB”) issued FSP SFAS 115-1 and SFAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. This FSP nullifies certain requirements of EITF 03-1 and supersedes EITF Topic No. D-44 “Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value.” This FSP addresses (1) the determination of when an investment is considered impaired, (2) whether such impairment is other than temporary, and (3) the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP SFAS 115-1 and SFAS 124-1 is effective for reporting periods beginning after December 15, 2005, with earlier application permitted. The application of FSP SFAS 115-1 and SFAS 124-1 did not have a material effect on our results of operations or financial position.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of Accounting Principles Board (“APB”) Opinion No. 20 and FASB Statement No. 3”. This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle.

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

In December 2004, the FASB issued FASB Staff Position No. FAS 109-1 (FSP FAS 109-1), “Application of FASB Statement No. 109, Accounting for Income Taxes, for the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2005.”  FSP FAS 109-1 clarifies that the deduction will be treated as a “special deduction” as described in SFAS No. 109, “Accounting for Income Taxes.”  As such, the special deduction has no effect on deferred tax assets and liabilities existing at the date of enactment. The impact of the deduction will be reported in the period in which the deduction is claimed. We do not believe that this pronouncement will have a material effect on our consolidated financial statements.

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

ITEM 7A.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Fluctuations. At March 31, 2006, we had outstanding borrowings of $11,500,000 subject to variable interest rates. We do not use derivatives to manage interest rate risk. Our interest rate exposure is linked to the prime rate and LIBOR. We believe that moderate changes in the prime rate or LIBOR would not materially affect our operating results or financial condition. A 1% increase in the prime rate or LIBOR would increase our annual interest expense by $115,000 based on the outstanding variable interest borrowings at March 31, 2006.

Foreign Exchange Rate Fluctuations. At March 31, 2006, approximately $28,000 of our accounts receivable related to international distribution and were denominated in foreign currencies subject to future foreign exchange rate risk. We distribute some of our licensed DVD and VHS programming internationally through subdistributors and sublicensees. Additionally, we exploit international broadcast rights to our licensed entertainment programming. We believe that moderate changes in the foreign exchange rates for those agreements denominated in foreign currencies will not materially affect our operating results or financial condition. For example, a 10% change in exchange rates would result in an approximate $3,000 impact on pretax income (loss) based upon those outstanding receivables at March 31, 2006. Although our Sony BMG and Digital Site sublicense agreements are U.S. Dollar denominated, with these parties reporting to us and paying us in U.S. Dollars, the underlying Sony BMG sales transactions are in Euros and the underlying Digital Site sales transactions are in Yen. Should the U.S. Dollar strengthen compared to either the Euro or the Yen, our sublicensees’ reported royalties to us on a title-by-title basis and in the aggregate would decline, assuming consistent unit sales, and thus reduce our revenues recognized. To date, we have not entered into foreign currency exchange contracts.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at March 31, 2006 and 2005
Consolidated Statements of Operations for the years ended March 31, 2006, 2005 and 2004
Consolidated Statements of Shareholders’ Equity for the years ended March 31, 2006, 2005 and 2004
Consolidated Statements of Cash Flows for the years ended March 31, 2006, 2005 and 2004
Notes to Consolidated Financial Statements
Schedule II — Valuation and Qualifying Accounts for the years ended March 31, 2006, 2005 and 2004

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Image Entertainment, Inc.
Chatsworth, California

We have audited the accompanying consolidated balance sheets of Image Entertainment, Inc. as of March 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the years then ended. We also have audited the schedule as listed in the accompanying index. These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Image Entertainment, Inc. as of March 31, 2006 and 2005, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.

/s/ BDO SEIDMAN LLP

Los Angeles, California
June 27, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Image Entertainment, Inc.:

We have audited the accompanying consolidated statements of operations, shareholders’ equity, and cash flows of Image Entertainment, Inc. and subsidiaries for the year ended March 31, 2004. In connection with our audit of the consolidated financial statements, we also have audited the financial statement Schedule II for the year ended March 31, 2004. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Image Entertainment, Inc. and subsidiaries for the year ended March 31, 2004 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

(signed) KPMG LLP

Los Angeles, California
June 25, 2004

CONSOLIDATED BALANCE SHEETS

March 31, 2006 and 2005

ASSETS

(In thousands)	2006	2005
Current assets:
Cash and cash equivalents	$1,079	$6,339
Accounts receivable, net of allowances of $9,172 — 2006; $8,646 — 2005	17,162	22,993
Inventories (Notes 5 and 8)	17,498	15,408
Royalty and distribution fee advances (Notes 3, 9 and 13)	13,366	8,142
Prepaid expenses and other assets	948	803
Total current assets	50,053	53,685
Noncurrent inventories, principally production costs (Note 8)	2,805	2,189
Noncurrent royalty and distribution advances (Notes 9 and 13)	23,558	12,563
Property, equipment and improvements, net (Note 10)	4,999	6,563
Goodwill (Note 2)	5,715	—
Other assets	545	186
	$87,675	$75,186

See accompanying notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

March 31, 2006 and 2005

LIABILITIES AND SHAREHOLDERS’ EQUITY

(In thousands, except share data)	2006	2005
Current liabilities:
Accounts payable	$5,302	$6,175
Accrued liabilities	4,234	3,300
Accrued royalties and distribution fees (Notes 3 and 13)	13,355	12,423
Accrued music publishing fees (Note 13)	5,890	4,617
Deferred revenue (Note 7)	5,751	5,392
Revolving credit facility (Note 11)	11,500	—
Subordinated note payable — Ritek Taiwan (Note 12)	—	1,337
Capital lease obligations (Note 12)	—	109
Total liabilities — all current	46,032	33,353
Commitments and Contingencies (Notes 11 and 13)
Shareholders’ equity (Note 14):
Preferred stock, $.0001 par value, 25 million shares authorized; none issued and outstanding	—	—
Common stock, $.0001 par value, 100 million shares authorized; 21,296,000 and 21,252,000 issued and outstanding in 2006 and 2005, respectively	47,518	47,513
Additional paid-in capital	3,790	3,774
Accumulated other comprehensive loss	(4)	—
Accumulated deficit	(9,661)	(9,454)
Net shareholders’ equity	41,643	41,833
	$87,675	$75,186

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended March 31, 2006, 2005 and 2004

(In thousands, except per share data)	2006	2005	2004
NET REVENUES	$111,902	$118,383	$84,840
OPERATING COSTS AND EXPENSES:
Cost of sales (Note 17)	84,168	88,435	66,595
Selling expenses	10,750	9,853	6,086
General and administrative expenses (Note 4)	16,460	14,092	12,425
	111,378	112,380	85,106
EARNINGS (LOSS) FROM OPERATIONS	524	6,003	(266)
OTHER EXPENSES (INCOME):
Interest expense, net	707	665	818
Other	(3)	49	(213)
	704	714	605
EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(180)	5,289	(871)
INCOME TAX EXPENSE (Note 16)	27	162	6,244
EARNINGS (LOSS) FROM CONTINUING OPERATIONS	(207)	5,127	(7,115)
DISCONTINUED OPERATIONS (Note 6)
Loss from operations of discontinued retail distribution segment	—	—	(1,742)
Loss on sale of retail distribution segment	—	—	(699)
LOSS FROM DISCONTINUED OPERATIONS	—	—	(2,441)
NET EARNINGS (LOSS)	$(207)	$5,127	$(9,556)
NET EARNINGS (LOSS) PER SHARE:
Continuing operations — basic	$(.01)	$.27	$(.39)
Continuing operations —diluted	$(.01)	$.26	$(.39)
Discontinued operations — basic and diluted	—	—	(.13)
Net earnings (loss) — basic	$(.01)	$.27	$(.52)
Net earnings (loss) — diluted	$(.01)	$.26	$(.52)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	21,273	19,100	18,250
Diluted	21,273	19,912	18,250

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Note 14)

For the Years Ended March 31, 2006, 2005 and 2004

			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated
(In thousands)	Shares	Amount	Capital	Loss	Deficit
BALANCES, March 31, 2003	18,225	$32,916	$3,774	$—	$(5,025)
Issuance of restricted stock units	20	186	—	—	—
Exercise of options	23	40	—	—	—
Net loss	—	—	—	—	(9,556)
BALANCES, March 31, 2004	18,268	33,142	3,774	—	(14,581)
Issuance of common stock	2,905	14,198	—	—	—
Issuance of restricted stock units	10	87	—	—	—
Exercise of options	36	96	—	—	—
Return of Aviva investment to member	—	(10)	—	—	—
Exercise of stock warrant	33	—	—	—	—
Net earnings	—	—	—	—	5,127
BALANCES, March 31, 2005	21,252	47,513	3,774	—	(9,454)
Exercise of options	2	5	—	—	—
Exercise of stock warrant	42	—	—	—	—
Acceleration of vesting of stock options	—	—	16	—	—
Foreign currency translation loss	—	—	—	(4)	—
Net loss	—	—	—	—	(207)
BALANCES, March 31, 2006	21,296	$47,518	$3,790	$(4)	$(9,661)

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended March 31, 2006, 2005 and 2004

(In thousands)	2006	2005	2004
CASH FLOWS FROM CONTINUING OPERATING ACTIVITIES:
Net earnings (loss)	$(207)	$5,127	$(9,556)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) continuing operating activities:
Loss from discontinued operations	—	—	1,742
Loss on sale of discontinued retail distribution segment	—	—	699
Amortization of production costs	4,537	4,070	3,957
Depreciation and other amortization	2,603	2,568	2,313
Amortization of restricted stock units	—	25	132
Provision for lower of cost or market inventory write downs	1,808	1,396	766
Provision for doubtful accounts, sales returns and other credits	2,257	2,036	2,481
Asset impairment write-off	248	—	—
Loss on disposal of assets	—	59	7
Acceleration of vesting of employee stock options	16	—	—
Deferred income taxes — continuing operations	—	—	6,244
Changes in assets and liabilities associated with continuing operating activities:
Accounts receivable	7,447	(3,287)	(3,769)
Inventories	(2,349)	(2,909)	(1,694)
Royalty and distribution fee advances	(10,113)	(2,128)	319
Production cost expenditures	(4,456)	(3,827)	(3,328)
Prepaid expenses and other assets	170	165	(123)
Accounts payable, accrued royalties, fees and liabilities	(8,262)	1,531	2,204
Deferred revenue	359	2,032	(477)
Net cash (used) provided by continuing operating activities	(5,942)	6,858	1,917
CASH FLOWS FROM CONTINUING INVESTING ACTIVITIES:
Capital expenditures	(1,132)	(3,408)	(2,140)
Acquisition of business, net of cash acquired	(8,241)	—	—
Net cash used in continuing investing activities	(9,373)	(3,408)	(2,140)

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

For the Years Ended March 31, 2006, 2005 and 2004

(In thousands)	2006	2005	2004
CASH FLOWS FROM CONTINUING FINANCING ACTIVITIES:
Borrowings under revolving credit facility	$35,987	$84,960	$92,874
Repayments of borrowings under revolving credit facility	(24,487)	(95,178)	(93,176)
Repayments of long-term debt	(1,337)	(1,479)	(1,591)
Principal payments under capital lease obligations	(109)	(248)	(569)
Issuance of common stock	—	14,198	—
Foreign currency translation	(4)	—	—
Exercise of employee stock option	5	96	40
Net cash provided by (used in) continuing financing activities	10,055	2,349	(2,422)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:	(5,260)	5,799	(2,645)
Cash provided by discontinued operations	—	—	513
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:	(5,260)	5,799	(2,132)
Cash and cash equivalents at beginning of year	6,339	540	2,672
Cash and cash equivalents at end of year	$1,079	$6,339	$540
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$667	$713	$833
Income taxes	$28	$175	$6

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

For the Years Ended March 31, 2006, 2005 and 2004

SUPPLEMENTAL DISCLOSURES OF NONCASH OPERATING, INVESTING AND FINANCING ACTIVITIES:

On March 29, 2006, our Compensation Committee of our Board of Directors and our full Board approved the acceleration of vesting for all outstanding unvested stock options granted under our equity compensation plans. In connection with the vesting acceleration we recorded and based on an estimated 10% of employees with options who we estimate will terminate their employment prior to the end of the original vesting periods, we accrued $16,100 to additional paid in capital at March 31, 2006.

As of March 31, 2006, we accrued approximately $3.8 million to accrued royalty advances and distribution fees for committed unpaid royalty/production advances where future payment is based upon the release of the program or the passage of time.

As of March 31, 2006, we have accrued approximately $1.6 million for music publishing fees for audio programs that we believe have not been paid by one of our content providers as contractually required. We have also recorded a corresponding recoupable music publishing advance included as a component of royalty and distribution fee advances in the accompanying balance sheet, as of March 31, 2006. See “Note 13. Commitments and Contingencies. - Distribution Agreement and Related Music Publishing Liability”

During fiscal 2006, a former financial consultant exercised their warrant to purchase 100,000 shares issued in fiscal 2002 by surrendering approximately 58,000 shares in a cashless exercise, an option in the original warrant agreement. The value of the original warrant was fully amortized by March 31, 2003.

On August 1, 2005 we acquired Home Vision Entertainment for $8,000,000 in cash. See “Note 2. Acquisition and Consolidation of Home Vision Entertainment.”

(In thousands)
Fair value of tangible assets acquired	$7,102
Fair value of intangible assets acquired	600
Excess of purchase price over fair value of net assets acquired, recorded as goodwill	5,715
Cash paid for net assets acquired	(8,000)
Expenses incurred in connection with the acquisition	(241)
Liabilities assumed	$5,176

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

See accompanying notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.                   Basis of Presentation and Summary of Significant Accounting Policies.

Basis of Presentation and Principles of Consolidation. The accompanying consolidated financial statements include the accounts of Image Entertainment, Inc., its subsidiaries Egami Media, Inc., Image Entertainment (UK), Inc., DVDPlanet, Inc. (which was dissolved as of December 31, 2004) and Aviva International, LLC (which was dissolved as of December 31, 2004) (collectively, “we,” “our” or “us”). All significant inter-company balances and transactions have been eliminated in consolidation. Aviva International, LLC ceased active operations effective December 31, 2002. DVDPlanet ceased operations for us in December 2003 subsequent to the sale of substantially all of its assets in September 2003. See “Note 6 Discontinued Operations — Sale of DVDPlanet in fiscal 2004.”

Business. We engage primarily in the domestic acquisition and wholesale distribution of home entertainment content for release on DVD, and in other home entertainment formats, via exclusive license and distribution agreements. We also distribute our exclusive DVD programming internationally, primarily by relying on sublicensees (particularly Sony BMG, Warner Music Group and Digital Site), from whom we receive revenues in the form of royalty income.

Use of Estimates in Preparation of Financial Statements. The preparation of our consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements. The significant areas requiring the use of management estimates are related to provisions for lower-of-cost or market inventory write downs, doubtful accounts receivable, unrecouped royalty and distribution fee advances, valuation of deferred taxes, and sales returns. Although these estimates are based on management’s knowledge of current events and actions management may undertake in the future, actual results may ultimately differ from those estimates.

Cash and Cash Equivalents. Cash and cash equivalents include all cash balances and highly liquid investments with an initial maturity of three months or less. We place our temporary cash investments with high credit quality financial institutions. At times our cash deposits may be in excess of the Federal Deposit Insurance Corporation (FDIC) insurance limit.

Fair Value of Financial Instruments. The carrying amount of our financial instruments, which principally include cash, trade receivables, accounts payable and accrued expenses, approximates fair value due to the relatively short maturity of such instruments. The fair value of our debt instruments approximate the amount of future cash flows associated with each instrument. The carrying value of all financial instruments was not materially different from the fair value.

Revenue Recognition. Revenue is recognized upon meeting the recognition requirements of American Institute of Certified Public Accountants Statement of Position (“SOP”) 00-2, Accounting by Producers or Distributors of Films and Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition. Revenues from home video distribution are recognized net of an allowance for estimated returns, as well as related costs, in the period in which the product is available for sale by our customers (at the point that title and risk of loss transfer to the customer, which is generally upon receipt by the customer and in the case of new releases, after “street date” restrictions lapse). Revenues from domestic and international broadcast licensing and home video sublicensing, as well as associated costs, are recognized when the programming is available to the licensee and other recognition requirements of SOP 00-2 are met. Fees received in advance of availability, usually in the case of advances received from Sony BMG, Digital Site, other international home video sublicensees and for broadcast programming, are deferred until earned and all revenue recognition requirements have been satisfied. Provisions for uncollectible accounts receivable are provided at the time of sale. As of March 31, 2006, and March 31, 2005, deferred revenue totaled $5,751,000 and $5,392,000, respectively.

Inventories. Inventories consist primarily of finished products for sale (which are stated at the lower-of-cost or market, with cost being determined on an average cost basis) and unamortized non-recoupable production costs (which are stated at fair value).

Non-Recoupable Production Costs. The costs to produce licensed content for domestic and international distribution include the cost of converting film prints or tapes into the optical disc format. Costs also include menu design, authoring, compression, subtitling, closed captioning, service charges related to disc manufacturing, ancillary material production, product packaging design and related services, and the overhead of our creative services and production departments. A percentage of the capitalized production costs is amortized to expense each month based upon:  (i) a projected revenue stream resulting from distribution of new and previously released exclusive programming related to such production costs; and (ii) management’s estimate of the ultimate net realizable value of the production costs. Estimates of future revenues are reviewed periodically and amortization of production costs is adjusted accordingly. If estimated future revenues are not sufficient to recover the unamortized balance of production costs, such costs are reduced to their estimated fair value.

Royalty and Distribution Fee Advances, Recoupable Production Advances. Royalty and distribution fee advances represent fixed minimum payments made to program suppliers for exclusive content distribution rights. A program supplier’s share of exclusive program distribution revenues is retained by us until the share equals the advance(s) paid to the program supplier plus recoupable production costs. Thereafter, any excess is paid to the program supplier. In the event of an excess, we record, as a cost of sales, an amount equal to the program supplier’s share of the net distribution revenues. Royalty and distribution fee advances are charged to operations as revenues are earned. Royalty distribution fee advances and recoupable production costs are amortized to expense in the same ratio that current period revenue for a title or group of titles bears to the estimated remaining unrecognized ultimate revenue for that title. Revenue and cost forecasts are continually reviewed by management and revised when warranted by changing conditions. When estimates of total revenues and costs indicate that an individual title or group of cross-collateralized titles which we exploit via home entertainment formats (such as home video, CD or broadcast) will result in an ultimate loss, an impairment charge is recognized to the extent that capitalized advance royalties and distribution fees and recoupable production costs exceed estimated fair value, based on discounted cash flows, in the period when estimated.

Property, Equipment and Improvements. Property, equipment and improvements are stated at cost less accumulated depreciation and amortization. Major renewals and improvements are capitalized; minor replacements, maintenance and repairs are charged to current operations. Some costs in developing internal use software are capitalized pursuant to the SOP 98-1, Accounting for Costs of Computer Software Developed or Obtained for Internal Use. Depreciation and amortization are computed by applying the straight-line method over the estimated useful lives of the machinery, equipment and software (3-7 years). Leasehold improvements are amortized over the shorter of the useful life of the improvement or the 10-year life of the related leases.

Advertising Costs. Our advertising expense comprises expenditures related to advertising in trade and consumer publications, product brochures and catalogs, booklets for sales promotion, radio advertising and other promotional costs. In accordance with SOP 93-7, Reporting on Advertising Costs, we expense advertising costs in the period in which the advertisement first takes place. Product brochures and catalogs and various other promotional costs are capitalized and amortized over the expected period of future benefit, but generally not exceeding six months. Our co-op advertising is expensed in accordance with Emerging Issues Task Force (“EITF”) 01-09, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products. At March 31, 2006, there were no prepaid advertising costs. At March 31, 2005 and 2004, our prepaid advertising costs were $151,000 and $224,000, respectively. For fiscal 2006, 2005 and 2004, advertising and promotion expense was $4,904,000, $4,632,000 and $2,445,000, respectively.

Market Development Funds. In accordance with EITF 01-09, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products, market development funds, including funds for specific product positioning, taken as a deduction from payment for purchases by customers are classified by us as a reduction to revenues. The following reductions to consolidated net revenues have been made in accordance with the guidelines of this issue:  $5,329,000 for 2006, $4,530,000 for 2005 and $2,437,000 for 2004.

Allowances Received From Vendors. In accordance with EITF 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor, we classify consideration received as a reduction in cost of sales in the accompanying statements of operations unless we receive an identifiable benefit in exchange for the consideration, or the consideration represents reimbursement of a specific, identifiable cost incurred by us in selling the vendor’s product.

Shipping Income and Expenses. In accordance with EITF 00-10, Accounting for Shipping and Handling Fees and Costs, we classify amounts billed to customers for shipping fees as revenues, and classify costs related to shipping as cost of sales in the accompanying statements of operations.

Major Customers and Suppliers. Anderson Merchandisers (who supplies Wal-Mart) accounted for 11% of our net revenues for the year ended March 31, 2006. Anderson Merchandisers, Best Buy and AEC One Stop Group accounted for approximately 17%, 12%, and 10%, respectively, of our net revenues for the year ended March 31, 2005. Best Buy and AEC One Stop accounted for 17% and 12% of fiscal 2004 sales, respectively.  No other customers accounted for more than 10% of net revenues in fiscal 2006, 2005 and 2004. At March 31, 2006, Anderson Merchandisers and AEC One Stop accounted for 13% and 12%, respectively, of our gross accounts receivables. At March 31, 2005, three customers accounted for more than 10% of our gross accounts receivable, all totalling 42% of our total accounts receivable.

We currently source substantially all of our DVD replication from Deluxe. In June 2006, we reached an agreement in principle with Sonopress LLC for a five-year replication agreement to replace Deluxe as our exclusive manufacturer of DVD product. See Note 5. Subsequent Event -Agreement in Principle - New Disc Replication Agreement and Related Advance.

Goodwill. Goodwill is not amortized, but instead is tested for impairment at least annually. Intangible assets continue to be amortized over their respective estimated useful lives ranging from three to five years. We have no intangible assets with indefinite useful lives.

Impairment of Long-Lived Assets. We review for the impairment of long-lived and specific, identifiable intangible assets whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. We incurred an impairment charge for the cumulative cost of a third-party software program totaling $248,000 during our quarter ended December 31, 2005. The third-party developer has failed to provide adequate resources necessary to cause the software to function as designed.  It is unclear as to whether they have the ability and resources to continue to support the process necessary to correct functionality to original design specifications and provide adequate future maintenance should we ultimately go into live production. As a result of increased uncertainty experienced by us during the December 2005 quarter, we believe it was prudent to take the charge.

Foreign Currency Transactions. Foreign currency denominated transactions are recorded at the exchange rate in effect at the time of occurrence, and the gains or losses resulting from subsequent translation of the corresponding receivable or payable at current exchange rates are included as a component of other income and expenses in the accompanying statements of operations. To date, we have not entered into foreign currency exchange contracts.

Income Taxes. We account for income taxes pursuant to the provisions of SFAS No. 109, Accounting for Income Taxes, whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases and the future tax benefits derived from operating loss and tax credit carry forwards. We provide a valuation allowance on our deferred tax assets when it is more likely than not that such deferred tax assets will not be realized. We have a valuation allowance against 100% of our net deferred tax assets at March 31, 2006 and 2005.

Earnings per Share. Basic earnings per share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed using the combination of dilutive common share equivalents and the weighted average shares outstanding during the period.

Comprehensive Income (Loss). Comprehensive income (loss) consists of two components, net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) refers to revenue, expenses, gains and losses that under generally accepted accounting principles are recorded as an element of stockholders’ equity but are excluded from net income (loss). Our other comprehensive income (loss) is comprised of foreign currency translation adjustments arising from cash accounts maintained in England by our subsidiary Image UK. Accumulated other comprehensive loss for the year ended March 31, 2006 was $4,000. Our comprehensive loss was $211,000 for the year ended March 31, 2006. We did not have other comprehensive income (loss) for the years ended March 31, 2005 and 2004.

Stock Options. In December 2004, the Financial Accounting Standards Board (FASB) issued revised Statement of Financial Accounting Standards (SFAS) No. 123(R) (123R) “Share-Based Payment — an Amendment of

SFAS No.’s 123 and 95.”  SFAS 123(R) establishes standards with respect to the accounting for transactions in which an entity exchanges its equity instruments for goods or services, or incurs liabilities in exchange for goods or services, that are based on the fair value of the entity’s equity instruments, focusing primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires public entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions) and recognize the cost over the period during which an employee is required to provide service in exchange for the award.  Through March 31, 2006, we accounted for stock options granted to employees in accordance with Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, and related interpretations.

On April 1, 2006, we adopted SFAS No. 123R using the “modified prospective” method. Under this method, SFAS No. 123R requires that we measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the grant date for all awards granted after March 31, 2006. Such cost will be recognized over the period during which an employee of ours is required to provide service in exchange for the award (i.e. the vesting period). Subsequent to our adoption of SFAS No. 123R, we have not granted any stock-based compensation and are currently evaluating our future plans to do so, which at this time do not include issuing stock-based compensation in the form of employee stock options.

On March 29, 2006, the Compensation Committee of our Board of Directors approved, and our full Board ratified, the acceleration of vesting for all outstanding unvested stock options granted under the our equity compensation plans. In connection with the vesting acceleration, the Compensation Committee and the Board also imposed a holding period on the shares underlying the accelerated options, which would prevent the sale or other transfer of such shares until the date the shares would have vested under the original vesting schedule of the respective option, except that the holding period will end upon the close of a change in control transaction. Approximately 402,500 unvested stock options were accelerated with an exercise price below the closing price of $3.73 on March 29, 2006 (i.e. in-the-money), and approximately 724,830 unvested stock options were accelerated with an exercise price above the closing price (i.e. out-of-the-money). The action to accelerate the vesting of unvested stock options enables us to minimize recognizing future compensation expense associated with our outstanding options upon our adoption of SFAS No. 123R. The fair value of such stock-based compensation that would have been recorded as compensation expense over the remaining vesting periods for the fiscal 2006-2011 periods, had we not accelerated the vesting, totaled $1,883,000 (approximately $650,000 for our 2007 fiscal year, beginning April 1, 2006, and approximately $1,233,000 over the remaining vesting period of the options). The pro-forma compensation expense is reflected in the table below, which illustrates the effect on net earnings (loss) and earnings (loss) per share for fiscal year 2006 as if Image had applied the fair value recognition provisions of SFAS No. 123R to stock-based employee compensation. The weighted average difference between the exercise price of the 402,500 in-the-money option shares and the closing stock price on March 29, 2006, was $0.40 per share, and totaled $161,000 for all shares. Based on an estimated 10% of employees with options who we estimate will terminate their employment prior to the end of the original vesting periods, we expensed $16,100 during the fourth quarter ended March 31, 2006.

As noted above, prior to April 1, 2006, we accounted for stock options granted to employees in accordance with APB No. 25. Because the exercise price of all options granted by us was greater than or equal to the market price of the underlying common stock on the date of the grant, no compensation expense was recognized.  If we had accounted for stock options issued to employees in accordance with SFAS No. 123R, our pro forma net earnings (loss) and net earnings (loss) per share would have been reported as follows:

(In thousands, except per share data)	2006	2005	2004
Consolidated net earnings (loss), as reported	$(207)	$5,127	$(9,556)
Add: Stock-based employee compensation expense included in the reported consolidated net earnings (loss), net of related tax effects	16	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,861)	(455)	(536)
Pro forma consolidated net earnings (loss)	$(2,052)	$4,672	$(10,092)
Consolidated net earnings (loss) per share:
As reported
Basic	$(.01)	$.27	$(.52)
Diluted	$(.01)	$.26	$(.52)
Pro forma
Basic	$(.10)	$.24	$(.55)
Diluted	$(.10)	$.23	$(.55)

The fair value of the options at the date of grant was estimated using the Black-Scholes model with the following assumption:

	2006	2005	2004
Expected life (years)	2.5 – 5.0	2.5 – 5.0	5.0
Interest rate	2.76 – 4.39%	2.76 – 3.88%	3.03 – 3.52%
Volatility	60-67%	60-67%	74-79%
Dividend yield	0.00%	0.00%	0.00%
Weighted-average fair value of options granted during the year	$1.8377	$1.9624	$1.7443

Recently Issued Accounting Standards.

On November 3, 2005, the Financial Accounting Standards Board (“FASB”) issued FSP SFAS 115-1 and SFAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. This FSP nullifies certain requirements of EITF 03-1 and supersedes EITF Topic No. D-44 “Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value.” This FSP addresses (1) the determination of when an investment is considered impaired, (2) whether such impairment is other than temporary, and (3) the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP SFAS 115-1 and SFAS 124-1 is effective for reporting periods beginning after December 15, 2005, with earlier application permitted. The application of FSP SFAS 115-1 and SFAS 124-1 did not have a material effect on our results of operations or financial position.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of Accounting Principles Board (“APB”) Opinion No. 20 and FASB Statement No. 3”. This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle.

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

Reclassifications. Some fiscal 2005 and 2004 balances have been reclassified to conform to the fiscal 2006 presentation.

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

Home Vision was a privately-held publisher and distributor of home entertainment programming, specializing in independent, foreign and fine art films. In addition to releasing its own exclusive titles under the Home Vision label, it also co-distributed with us the special edition DVD library of The Criterion Collection.

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

In conjunction with the acquisition, we entered into non-compete and consulting agreements with Ms. Furniss, Home Vision’s former CEO, and an employment and consulting agreement with Home Vision’s former CFO. The consulting agreement with Ms. Furniss calls for $500,000 in payments over three years and the consulting agreement with the former CFO calls for approximately $245,000 in payments through July 31, 2006. We are accounting for these payments as severance arrangements since both were only required to work full time for the combined entity until the October 2005 closure of Home Vision and may obtain employment elsewhere during the remaining term of their agreements.

Based upon an independent appraisal, $600,000 of the purchase price was allocated to intangible assets, subject to amortization. We are amortizing the non-compete intangible asset to general and administrative expenses over the three-year term of the non-compete agreement, the customer relationships intangible asset to general and administrative expenses over five years and the Home Vision film library intangible asset to cost of sales over the average remaining lives of the Home Vision titles in the library acquired. Accumulated amortization for the fiscal year ended March 31, 2006, was $96,000.

Total consideration was allocated based on estimated fair values as follows (in thousands):

Purchase price
Cash (financed through the Company’s revolving credit facility)	$8,000
Transaction fees and expenses	241
$8,241
Fair market value of net assets acquired:
Accounts receivable	$3,874
Inventories	1,186
Inventories — production costs	1,060
Royalty advances	752
Prepaid expenses and other assets	75
Property and equipment	155
Tangible assets acquired	7,102
Accounts payable and accrued liabilities assumed	(3,397)
Costs to exit Home Vision operations assumed:
Accrued severance to former Home Vision CEO and CFO	(745)
Other assumed liabilities (lease termination, involuntary termination and integration costs)	(1,034)
Liabilities assumed	(5,176)
Total net tangible assets acquired	1,926
Identifiable intangible assets:
Non-compete agreement	180
Customer relationships	140
Film library	280
Total net intangible assets acquired	600
Goodwill	5,715
Purchase price	$8,241

The results of operations for Home Vision from the date of acquisition are included in our consolidated financial statements for the year ended March 31, 2006.

Goodwill

Approximately $5,715,000 has been allocated to goodwill. Goodwill represents the excess of the purchase price over the net assets acquired. Goodwill will not be amortized but instead will be tested for impairment at least annually. In the event that we determine that the value of goodwill has become impaired, we will incur an accounting charge for the amount of impairment during the fiscal quarter in which the determination is made. The goodwill is not deductible for tax purposes.

Pro Forma Results of Operations

The historical operating results of Home Vision have not been included in our historical consolidated operating results prior to its August 1, 2005 acquisition date. Pro forma data for the years ended March 31, 2006 and 2005, as if these acquisitions had been effective as of April 1, 2004, is as follows:

	Fiscal Years Ended March 31,
(in thousands, except per share data)	2006	2005
Net revenues	$119,521	$146,032
Net earnings (loss)	$(682)	$5,839
Net earnings (loss) per share:
Basic	$(.03)	$ . 31
Diluted	$(.03)	$ . 29
Weighted average common shares outstanding:
Basic	21,273	19,100
Diluted	21,273	19,912

These pro forma results of operations are not necessarily indicative of future operating results.

Note 3.                   Exclusive Distribution Agreement with The Criterion Collection.

On August 1, 2005, we also entered into an exclusive distribution agreement with The Criterion Collection, a Delaware corporation, to exclusively distribute their DVD titles in North America.

The agreement formalized previous distribution arrangements with us and Home Vision whereby we exclusively supplied different retailers with Criterion’s titles.

We are paying Criterion a $1.5 million non-recoupable distribution fee, payable monthly over the first twelve months of the term. Should we meet minimum purchase levels over the initial three years, the term continues through December 31, 2010. We also have the option to extend the term through December 31, 2010, with the payment of two additional $500,000 non-recoupable payments on January 1, 2009 and 2010. If we suffer a major decline in purchases that cannot be attributed to a lack of titles, Criterion has the right to terminate the agreement in years four and five, but we believe this is unlikely. We have accrued the unpaid portion of the $1.5 million fee as a component of royalty and distribution fee advances at March 31, 2006, and are amortizing the fee over the five-year term to cost of sales in accordance with Statement of Position No. 00-2. Amortization for the fiscal year ended March 31, 2006 was $185,000.

Note 4.                   Fiscal 2006 Bad Debt Charge Due to Musicland Holding Corp. Bankruptcy Filing.

On January 12, 2006, Musicland Holding Corp. filed for Chapter 11 bankruptcy protection. We had approximately $2.6 million in trade receivables outstanding from Musicland at December 31, 2005. We have recorded a bad debt charge of approximately $1.6 million to general and administrative expenses for the year ended March 31, 2006. This charge reflects the net expense, after reversing royalties and distribution fees otherwise payable by us had we expected to collect the Musicland trade receivable. We wrote off as uncollectible the entire Musicland trade receivable balance at March 31, 2006.

Note 5.                          Subsequent Event — Agreement in Principle - New Disc Replication Agreement and Related Advance.

In June 2006, we reached an agreement in principle with Sonopress LLC, for a five-year replication agreement to act as our exclusive manufacturer of our DVD requirements. This will include the HD-DVD and Blu-ray Disc® high-definition formats. At our option, they may also manufacture our CD requirements. We will receive an interest-free $10 million advance against future manufacturing from Sonopress, to be repaid at $0.20 per disc manufactured, plus payment of a $0.042 administrative fee per disc manufactured until the advance is repaid. All outstanding amounts under the advance are subordinated to all of our obligations outstanding to Wells Fargo Foothill. Sonopress will take a security interest in all the Company’s assets in second position behind Foothill. The proceeds from the advance will be used to reduce amounts outstanding under our revolving credit facility with Foothill. The replication prices under this agreement are less than the current pricing under our replication agreement with Deluxe. For future reporting periods, we will impute interest on the amounts outstanding under the advance during the periods and record such amount as interest expense with a corresponding reduction to cost of sales.

Note 6.                   Discontinued Operations — Sale of DVDPlanet in Fiscal 2004.

On September 23, 2003, our wholly-owned subsidiary DVDPlanet, Inc., sold substantially all of its assets to Planet Entertainment, Inc., a subsidiary of Infinity Resources, Inc. (“Infinity”) for approximately $2,644,000 in net proceeds in connection with the sale: $1,655,000 from the sale of the net assets, and $989,000 in accelerated payments for purchased inventory under the June 2003 fulfillment agreement between DVDPlanet and I-Serve Direct Commerce Services, Inc. (also a subsidiary of Infinity). We received $2,354,000 on September 23, 2003 ($1,424,000 of which was attributable to the asset sale), and $290,000 in October 2003 ($231,000 of which represented the remaining amount due on the sale). DVDPlanet’s cash, accounts receivable, accounts payable and accrued expenses on the date of sale were retained by us. We incurred a loss of approximately $699,000 on the sale of the assets. We expensed approximately $293,000 in remaining severance-related compensation liability in connection with the sale during the quarter ended December 31, 2003, which is included as a component of the loss from discontinued operations for the year ended March 31, 2004.

The following is summary financial information for our discontinued retail distribution segment for the three years ended March 31, 2006:

(In thousands)	2006	2005	2004
Net revenues	$—	$—	$8,991
Pretax loss from discontinued operations	—	—	(1,742)
Pretax loss from the sale of the retail distribution segment	—	—	(699)
Income tax benefit	—	—	—
Net loss from discontinued operations	$—	$—	$(2,441)

Note 7.                   Transition of International Sales to Sony BMG in Fiscal 2004 and Royalty Advance.

During fiscal 2004, we completed our transition from international distribution of our exclusive DVD programming previously performed by a network of independent subdistributors to BMG Music International Service, GmbH (now known as Sony BMG) under a January 2003 five-year sublicense agreement.

We received a $3.0 million initial royalty advance under the Sony BMG agreement in March 2003, fully recoupable from revenues generated by Sony BMG against quarterly royalties due to us under the agreement. Based upon actual quarterly sales of our programming in the territories, Sony BMG recoups quarterly royalties from the $3.0 million previously advanced. Sony BMG provided additional quarterly royalty advances such that for the first three years of the agreement term (through December 31, 2005), the amount outstanding to us at any given time was maintained at $3.0 million. During the first three quarters of the fourth year of the term (the nine months ending September 30, 2006), Sony BMG will reduce, through recoupment, the outstanding royalty advance to $1.5 million. Once the entire royalty advance is recouped, Sony BMG will continue to pay quarterly royalties based on revenue generated. During the fourth quarter of the fourth year (the quarter ending December 31, 2006), Sony BMG may recoup the entire remaining balance of $1.5 million by not re-advancing royalties quarterly. The agreement contains a formula to pay an additional lesser advance at the beginning of the fifth and final year of the term (calendar 2007) which is to be recouped by Sony BMG during that year. We must repay any outstanding unrecouped royalty advance within 30 days following the final Sony BMG reporting at the conclusion of Sony BMG’s sell-off period after expiration of the five-year term. Royalty advances received from Sony BMG are recorded as deferred revenue until earned. At March 31, 2006, approximately $2.3 million of the last $3 million advance is classified as a component of deferred revenue in the accompanying balance sheet.

Note 8.                   Inventories.

Inventories at March 31, 2006 and 2005, are summarized as follows:

(In thousands)	2006	2005
DVD	$11,446	$11,122
Other	3,011	1,616
	14,457	12,728
Production costs, net	5,846	4,869
	20,303	17,597
Less current portion of inventories	17,498	15,408
Noncurrent inventories, principally non-recoupable production costs	$2,805	$2,189

Non-recoupable production costs are net of accumulated amortization of $11,485,000 and $12,364,000 at March 31, 2006 and 2005, respectively. We expect to amortize approximately 75% of the March 31, 2006 unamortized production costs by March 31, 2008.

Note 9.                   Investment in Film Production.

Investment in film production at March 31, 2006 and 2005, are summarized as follows:

(In thousands)	2006	2005
Completed and not released	$801	$—
In process	3,607	468
In development	98	50
	$4,506	$518

Note 10.                 Property, Equipment and Improvements.

Property, equipment and improvements at March 31, 2006 and 2005, are summarized as follows:

(In thousands)	2006	2005
Machinery, equipment and software	$17,473	$16,934
Leasehold improvements	889	864
Other	149	147
	18,511	17,945
Less accumulated depreciation and amortization	13,512	11,382
	$4,999	$6,563

Depreciation and amortization expense for the years ended March 31, 2006, 2005 and 2004, was $2,603,000, $2,568,000 and $2,313,000, respectively.

Note 11.                Revolving Credit and Term Loan Facilities.

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

•                  The tangible net worth covenant was eliminated; and

•                  The minimum earnings before interest taxes depreciation and amortization (EBITDA) covenant was revised beginning with the quarter ended June 30, 2005, and a provision to the EBITDA covenant was also added, such that we may not incur two consecutive fiscal quarters of EBITDA losses, beginning with the quarter ending September 30, 2005.

On November 4, 2005, at our request, Foothill further amended the credit facility to provide for a higher maximum revolving credit limit during each monthly period from October 31 through April 15. During this period each year, the maximum borrowing limit under our revolving credit line will be increased from $21 million to $25 million (actual borrowing availability remains substantially based upon eligible trade accounts receivable levels).

On June 23, 2006, at our request, Foothill further amended the credit facility to:

•                  waive our required compliance with the minimum EBITDA requirement for the twelve months ended March 31, 2006

•                  reduce the minimum EBITDA covenant on a go forward basis. The required minimum EBITDA is now $3.5 million for the twelve months ending June 30, 2006, $3.75 million for the twelve months ending September 30, 2006, $4.25 million for the twelve months ending December 31, 2006 and March 31, 2007 and $5 million of each twelve month-ended quarterly measurement period thereafter

•                  amend the provision that we may not incur two consecutive fiscal quarters of EBITDA losses, beginning with the quarter ended September 30, 2005, to also exclude the period ended March 31, 2006 and period ending June 30, 2006

•                  consent allowing us to enter the new replication agreement with Sonopress, receive the related advance as well as allow Sonopress to take a subordinated security interest in our assets

•                  increase our early termination fees to 1.5%  on the maximum revolving credit amount (either $21 million or $25 million as noted above) and any outstanding borrowings under the capital expenditures line amount through June 30, 2007 and to 1% through June 30, 2008. The early termination fee was 0.75% through September 30, 2006 and 0.50% thereafter.

At March 31, 2006, we had cash of $1,079,000 and borrowing availability of $6.6 million and $1 million, respectively, under our revolving credit and term loan facilities with Foothill. Comparatively, at March 31, 2005, we had cash of $6,339,000 and borrowing availability of $17.3 million, and $1 million, respectively, under our revolving credit and term loan facilities. At March 31, 2006, we had $11.5 million borrowed under the line with $1.5 million borrowed at prime plus 0.25% (8% at March 31, 2006) and $10.0 million borrowed at LIBOR plus 3.00% (ranging from 7.69 to 7.87% at March 31, 2006).

We were not in compliance with the covenant establishing a minimum EBITDA, as defined by Foothill, of $4,250,000 for the twelve months ended March 31, 2006. Our EBITDA, as defined by Foothill, was $3,506,000, or $744,000 short of the required minimum. At our request, Foothill has waived this minimum EBITDA requirement for the 12 month measurement period ended March 31, 2006 and reduced the EBITDA covenant minimums on a go-forward basis. We were in compliance with all financial and operating covenants at March 31, 2006, and expect to be in compliance with all covenants for the next twelve months.

Note 12.                 Repayment of Long-Term Debt and Capital Lease Obligations.

Subordinated Note Payable — Ritek Taiwan.  In March 2006, we repaid our note payable with Ritek Corporation, a Taiwanese Corporation and former parent of Ritek Global Media (now Deluxe Media Services, our exclusive DVD manufacturer) in accordance with its terms. There was no long-term debt as of March 31, 2006. At March 31, 2005, $1,337,000 was outstanding under the note.

Our July 2001 capital lease agreement with General Electric Capital Corporation bore interest at a fixed rate of 7.58% per annum, payable monthly, and expired in September 2005, fully repaid in accordance with its terms.

Note 13.                 Commitments and Contingencies.

Operating Leases

Corporate Offices  On January 7, 2004, we entered into a corporate office lease starting July 1, 2004, for approximately 62,000 square feet in a multi-tenant building in Chatsworth, California. The cost of the office space is $1.27 per square foot on a gross basis and increases approximately 3% annually. The lease has an initial 10-year term with two five-year options.

We also lease our 76,000 square foot warehouse and distribution facility located in Las Vegas, Nevada. The monthly rent is approximately $39,000, subject to annual adjustment based on increases in the consumer price index, and the lease will terminate on November 4, 2012. In addition, we lease approximately 4.07 acres of adjacent vacant land in the event we need to expand our current warehouse and distribution facility. The monthly rent is approximately $9,000 and the lease will terminate on November 4, 2007. Beginning in January 2004, we leased an additional 10,000 square foot warehouse storage space in Las Vegas, Nevada for a monthly rent of approximately $6,000 through April 30, 2007. Beginning in October 2005, we leased an additional 5,000 square foot warehouse storage space in Las Vegas, Nevada for a monthly rent of approximately $3,000 on a month to month basis.

Image UK leases approximately 500 square feet of business space in London inside the offices of ContentFilm plc. Image UK currently pays £7,500 (approximately $14,000) per quarter. We have mutually agreed with ContentFilm to terminate the lease as of the end of August 2006, and we have recently signed a new, one-year lease with MWB Business Exchange Centres for office space at 77 Oxford Street, London W1D 2ES, commencing August 28, 2006, at a rate of approximately £4,750 (approximately $8,662) per month, which rate includes VAT, utilities, cleaning, security, insurance and other fees.

Future minimum annual rental payments by year under operating leases at March 31, 2006, are approximately as follows:

Fiscal	Amount
(In thousands)
2007	$1,689
2008	1,656
2009	1,658
2010	1,702
2011	1,745
Thereafter	4,653
$13,103

Rent expense was $1,553,000, $1,455,000 and $911,000 for fiscal 2006, 2005, and 2004, respectively.

Lease Guarantee  In connection with the fiscal 2004 asset sale of DVDPlanet, Planet Entertainment assumed the obligations under DVDPlanet’s leases for its retail store and various other liabilities related to the assets being acquired and its parent Infinity Resources guaranteed Planet Entertainment’s obligations. We remain a guarantor in the event that Planet Entertainment and Infinity default on their financial obligations under the lease. The remaining payments under the lease total approximately $268,000 through December 2007.

Distribution Agreement and Related Music Publishing Liability As of March 31, 2006, we have accrued approximately $1.6 million for mechanical licensing fees for audio programs that we believe have not been paid by one of our content providers as contractually required. We have also recorded a corresponding music publishing recoupable advance for anticipated payments by us, included as a component of royalty and distribution fee advances in the accompanying balance sheet, as of March 31, 2006. On February 8, 2006, we entered into an amended agreement with the content provider, which grants us the exclusive right to distribute as many additional content provider-branded titles as necessary to fully recoup any outstanding unpaid mechanical licensing and other unrecouped costs. We will continue to receive our standard distribution fee on all units sold. The amended agreement gives us the right but not the obligation to discharge any unpaid music publishing fees required. All related litigation and arbitration proceedings have been dismissed. We believe we will recover all of the $1.6 million receivable through profit participations from future titles and future sales of previously released titles from this content provider.

Employment Contracts   Future contractual obligations under employment contracts totaled $2,398,000 and $2,415,000 for fiscal years ending March 31, 2007 and 2008, respectively.

Other   At March 31, 2006, our future obligations by year for royalty advances, minimum royalty guarantees and exclusive distribution fee guarantees under the terms of our existing licenses and exclusive distribution agreements, respectively, are as follows:

Fiscal	Amount
(in thousands)
2007	$12,444
2008	2,839
$15,283

Included in the table above are approximately $3.8 million in royalty, distribution fee and production advances which were accrued as a component of accrued royalty and distribution fee advances in the accompanying balance sheet at March 31, 2006.

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

Note 14.                 Shareholders’ Equity.

Fiscal 2005 Private Placement of Image Common Stock

On December 20, 2004, we sold 2,904,763 shares of our common stock at $5.25 per share for gross proceeds of $15.25 million, in a private placement. We also issued three-year warrants to the investors to purchase up to 726,189 shares at $6.56 per share. The warrants are now exercisable. The expenses of the private placement were approximately $1,052,000, which includes the cash fee paid to our exclusive placement agent, and legal, accounting and other related expenses. We also issued the placement agent a three-year warrant to purchase up to 58,095 shares of common stock on the same terms as the investors, except this warrant includes a cashless exercise provision. We used the net proceeds of the transaction to pay down outstanding obligations under our credit facility with Wells Fargo Foothill, Inc. The remaining proceeds were used for working capital and general corporate purposes, including content acquisition.

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

In July 1999 and 1998, an aggregate of 91,662 and 88,359 shares, respectively, of restricted stock units were granted to our officers under our 1998 incentive plan. These grants vested annually in increments of 20% over the five-year period commencing June 30, 2000 and 1999, respectively. There were no restricted stock units granted to officers during fiscal 2001 through 2006. These restricted stock units were payable solely in shares. We amortized the total value of the restricted stock units on the date of grant ($622,000 for the fiscal 2000 grant and $592,000 for the fiscal 1999 grant) ratably over the five-year vesting period as compensation expense. Compensation expense relating to these stock units for fiscal 2005 and 2004 was approximately $25,000 and $132,000, respectively.

See “Note 1. Basis of Presentation and Summary of Significant Accounting Policies—Stock Options” regarding our acceleration of vesting of all outstanding unvested stock options on March 29, 2006.

Stock option transactions, including our former plans, for the three years ended March 31, 2006, are as follows:

(In thousands, except per share data)	Shares	Per Share Price Range	Weighted Average Price Per Share
Outstanding, March 31, 2003	1,759	1.68-8.75	4.806
Granted	45	2.256-2.96	2.655
Exercised	(23)	1.75	1.750
Canceled	(184)	1.68-7.94	5.143
Outstanding, March 31, 2004	1,597	1.68-8.75	4.752
Granted	1,156	3.74-5.43	3.980
Exercised	(36)	1.68-3.75	2.640
Canceled	(273)	1.75-8.75	6.880
Outstanding, March 31, 2005	2,444	1.68-7.94	4.180
Granted	403	2.94-5.36	3.362
Exercised	(3)	1.75	1.750
Canceled	(198)	3.80-7.75	7.099
Outstanding, March 31, 2006	2,646	1.68-7.94	3.782

Of the options reflected as outstanding on March 31, 2006, options to purchase approximately 2,646,000 shares of common stock were exercisable. At March 31, 2006, there were approximately 105,000 shares of common stock available for new awards, including stock options, to our directors and employees.

The following table summarized significant ranges of outstanding and exercisable options at March 31, 2006:

	Options Outstanding and Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price
	(In thousands)
Under $2.00	450	6.0	$1.758
$2.01 to $4.00	1,701	7.9	3.644
$4.01 to $6.00	205	7.9	5.079
$6.01 to $8.00	290	1.7	6.840
	2,646

The following table summarized significant ranges of outstanding and exercisable warrants at March 31, 2006:

	Warrants Outstanding and Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price
	(In thousands)
$1.22	270	1.50	$1.22
$2.04	100	2.00	2.04
$6.56	784	1.72	6.56
	1,154

Lions Gate Proposal

On August 30, 2005, we received an unsolicited proposal from Lions Gate Entertainment Corp. to acquire all of our outstanding shares. Our board of directors formed a special committee to consider and evaluate the proposal. After entering into a confidentiality agreement, we provided Lions Gate with extensive information (with competitive information redacted) to assist in its due diligence process, and Lions Gate made a revised proposal. On October 31, 2005, the final proposal was rejected on the grounds that it was substantially below what the special committee would find acceptable for stockholders.

Lions Gate has nominated a complete slate of potential Board members to compete for the six board seats up for election at our next annual meeting of stockholders scheduled for October 10, 2006.

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

Shelf Registrations

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

Note 15.                 Net Earnings (Loss) per Share Data.

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net earnings (loss) per share for the three years ended March 31, 2006:

(In thousands, except per share data)	2006	2005	2004
Earnings (loss) from continuing operations	$(207)	$5,127	$(7,115)
Loss from discontinued operations	—	—	(2,441)
Net earnings (loss) — basic and diluted numerator	$(207)	$5,127	$(9,556)
Weighted average common shares outstanding — basic denominator	21,273	19,100	18,250
Effect of dilutive securities	—	812	—
Weighted average common shares outstanding — diluted denominator	21,273	19,912	18,250
Basic and diluted net earnings (loss) per share:
Continuing operations	$(.01)	$.27	$(.39)
Discontinued operations	—	—	(.13)
Basic net earnings (loss) per share	(.01)	.27	(.52)
Diluted net earnings (loss) per share	$(.01)	$.26	$(.52)

Outstanding common stock options and warrants not included in the computation of diluted net earnings (loss) per share totaled 2,538,000, 1,443,000 and 1,079,000, respectively, for the years ended March 31, 2006, 2005 and 2004 as their effect would be antidilutive.

Note 16.                 Income Taxes.

Income tax expense (benefit) for the years ended March 31, 2006, 2005 and 2004, are summarized as follows:

(In thousands)	2006	2005	2004
Current
Federal	$(39)	$54	$—
State	5	30	—
Foreign	61	78	—
	27	162	—
Deferred
Federal	—	—	5,593
State	—	—	651
	—	—	6,244

Total Tax Expense (Benefit)	$27	$162	$6,244

The tax effects of temporary differences that give rise to a significant portion of the net deferred tax assets at March 31, 2006 and 2005, are presented below:

(In thousands)	2006	2005
Deferred tax assets:
Provision for lower of cost or market inventory write downs	$1,159	$797
Net operating loss carry forwards	2,763	2,369
Allowance for sales returns	1,692	1,055
Allowance for doubtful accounts receivable	64	121
Tax credits	945	1005
Other	526	547
Deferred tax assets	7,149	5,894
Less valuation allowance	(5,991)	(5,406)
Deferred tax assets	1,158	488

Deferred tax liabilities:
Depreciation and amortization	(742)	235
Write downs of royalty advances	(400)	253
Other	(16)	—
Deferred tax liabilities	1,158	488
Net deferred tax assets	$—	$—

SFAS No. 109 requires that we assess the likelihood that our deferred tax assets are realizable, and to the extent that it is more likely than not that all, or a portion, of such deferred tax assets will not be realized, a valuation allowance, increasing tax expense for the year, must be established.

Continuation of Valuation Allowance on Net Deferred Tax Assets in Fiscal 2006, established in Fiscal 2004.  In assessing the realizability of a deferred tax asset, Statement of Financial Accounting Standards (SFAS) No. 109 requires that all available evidence, both positive and negative, be considered to determine whether, based on the weight of that evidence, a valuation allowance is needed. SFAS No. 109 further provides that “cumulative losses in recent years” are significant pieces of negative evidence to overcome when determining whether it is “more likely than not” that the recorded deferred tax assets will be realized in the future by reducing future income taxes payable. Such cumulative losses from prior years must be considered on a pretax consolidated basis from all operations. In addition to fiscal 2004 pretax losses for both continuing and discontinued operations, we also incurred aggregate net pretax losses for fiscal years 2003 and 2002. Accordingly, during fiscal 2004 we established a valuation allowance against 100% of our net deferred tax assets, which were composed primarily of operating loss carry forwards, resulting in a fiscal 2004 tax expense of $6,244,000. The valuation allowance was recorded in the third quarter of fiscal 2004 primarily as a result of operating losses sustained during our normally seasonally strong third quarter as well as its then-expected impact on the full fiscal year results of operations.

Although in fiscal 2005 we had pretax earnings of $5,289,000, we did not possess a strong earnings history. We enjoyed the benefits of a strong schedule of new DVD and CD releases during fiscal 2005 which we rightfully believed that we would be challenged to duplicate or exceed in fiscal 2006. We continue to maintain a 100% valuation allowance against our net deferred tax assets at March 31, 2006, due to the following factors:

(1)       We had a pretax loss for fiscal 2006 and 2004

(2)       We had an accumulated deficit at March 31, 2006

(3)                    A significant portion (approximately 21%) of our robust fiscal 2005 revenues, and by extension, fiscal 2005 profitability, was generated by five titles

Even though we have fully reserved our net deferred tax assets, we would still be able to utilize them to reduce future income taxes payable should we have future earnings. To the extent such deferred tax assets relate to NOL carry forwards, the ability to use such NOL carry forwards against future earnings will be subject to applicable carry forward periods.

As of March 31, 2006, we had net operating loss carry forwards for Federal and state income tax purposes of $7,806,000 and $1,862,000, respectively, which are available to offset future taxable income through 2024 and 2014, respectively.

Expected income tax expense (benefit) based on Federal statutory rates for the three years ended March 31, 2006 differed from actual tax expense (benefit) as follows:

(In thousands, except per share data)	2006	2005	2004
Expected income tax benefit	$(61)	$1,798	$(1,126)
State income taxes, net of Federal benefit	14	128	2
Change in valuation allowance	17	(1,894)	7,422
Non-deductible expenses	49	51	26
Other	8	79	(80)
	$27	$162	$6,244

Note 17.                 Other Items — Statements of Operations.

Fourth Quarter Adjustments

Fiscal 2006  During the fourth quarter we reversed an overaccrual of music publishing liabilities on a DVD series. During the fourth quarter we were notified by a content holder that the actual negotiated music publishing rate for DVD titles licensed from this content supplier was lower than the estimated rate at which we accrued. Without the actual rate known at the time of release of the related DVDs, we accrue music publishing liability at the estimated maximum rate as we sell the programs.  Accordingly, we reversed approximately $562,000 in accrued music publishing as a credit to cost of sales during the fourth quarter to reflect the comparably lower actual negotiated music publishing rate.

Fiscal 2005  During the fourth quarter we reduced estimated publishing liabilities relating to our international distribution of DVDs through subdistributors. Approximately $499,000 was recorded as non-recurring, noncash, pretax credit to cost of sales in the accompanying consolidated statement of operations for fiscal 2006. Our joint venture Aviva International, LLC dissolved and Sony BMG was responsible for publishing for the European territories under our sublicense agreement.

Fiscal 2004  None

Note 18.                 Employee Benefit Plan.

We have a 401(k) savings plan covering substantially all of our employees. Eligible employees may contribute through payroll deductions. We match employees’ contributions at the rate of 50% of the first 4% of salary contributed.

Our 401(k) savings plan matching expenses for fiscal 2006, 2005 and 2004 were $120,000, $143,000 and $149,000, respectively.

Note 19.                 Segment Information.

In accordance with the requirements of SFAS No. 131, Disclosures about Segments of and Enterprises and Related Information, selected financial information regarding our reportable business segments, domestic and international, are presented below. Domestic wholesale distribution of home entertainment programming on DVD accounted for approximately 87% of our net revenue for fiscal 2006, 85% for fiscal 2005 and 84% for fiscal 2004. Management currently evaluates segment performance based primarily on net revenues, operation costs and expenses and income (loss) before income taxes. Interest income and expense is evaluated on a consolidated basis and not allocated to our business segments.

For the Year Ended March 31, 2006:

	2006
(In thousands)	Domestic	International	Inter-segment Eliminations	Consolidated
NET REVENUES	$108,667	$3,235	$—	$111,902
OPERATING COSTS AND EXPENSES	108,409	2,969	—	111,378
EARNINGS FROM OPERATIONS	258	266	—	524
OTHER EXPENSES	704	—	—	704
EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	$(446)	$266	$—	$(180)

For the Year Ended March 31, 2005:

	2005
(In thousands)	Domestic	International	Inter-segment Eliminations	Consolidated
NET REVENUES	$113,219	$5,164	$—	$118,383
OPERATING COSTS AND EXPENSES	108,274	4,106	—	112,380
EARNINGS FROM OPERATIONS	4,945	1,058	—	6,003
OTHER EXPENSES (INCOME)	735	15	(36)	714
EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	$4,210	$1,043	$36	$5,289

For the Year Ended March 31, 2004:

	2004
(In thousands)	Domestic	International	Inter-segment Eliminations	Consolidated
NET REVENUES	$78,370	$6,470	$—	$84,840
OPERATING COSTS AND EXPENSES	79,169	5,937	—	85,106
EARNINGS (LOSS) FROM OPERATIONS	(799)	533	—	(266)
OTHER EXPENSES (INCOME)	818	(67)	(146)	605
EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	$(1,617)	$600	$146	$(871)

	As of March 31,
(In thousands)	2006	2005
TOTAL ASSETS:
DOMESTIC	$86,950	$74,431
INTERNATIONAL	725	755
CONSOLIDATED TOTAL ASSETS	$87,675	$75,186

Note 20.                 Quarterly Financial Data. (Unaudited)

Summarized quarterly consolidated financial data for fiscal 2006 and 2005 is as follows:

	Quarter Ended
	June 30,		September 30,		December 31,		March 31,
(In thousands, except per share data)	2005	2004	2005	2004	2005	2004	2006		2005
Net revenues	$18,586	$26,541	$23,737	$28,556	$39,171	$34,391	$30,408		$28,895
Earnings (loss) before income tax	(1,652)	911	(613)	1,244	2,357	2,001	(272	)(3)	1,133	(2)
Net earnings (loss)	$(1,652)	$890	$(613)	$1,215	$2,341	$1,955	$(283)		$1,067
Net earnings (loss) per share(1) —
Basic	$(.08)	$.05	$(.03)	$.07	$.11	$.10	$(.01)		$.05
Diluted	$(.08)	$.05	$(.03)	$.06	$.11	$.10	$(.01)		$.05
Weighted average common shares used in computation of net earnings (loss) per share
Basic	21,252	18,268	21,252	18,278	21,290	18,642	21,296		21,244
Diluted	21,252	18,588	21,252	18,697	21,763	19,746	21,296		22,373

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

(3)             Includes a $562,000 credit to cost of sales from the reversal of an overaccrual for music publishing liabilities associated with a DVD series.

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

ITEM 9B.               OTHER INFORMATION

None.

PART III

The information required by Items 10 through 14 of Part III is incorporated by reference from Item 1 of this report and from our proxy statement that will be mailed to shareholders in connection with our 2006 annual meeting of shareholders.

Our Code of Ethics Policy which is applicable to all employees including our principal executive officer, principal financial officer and principal accounting officer, as well as our Insider Trading Policy, Corporate Governance Guidelines, the written Charters for our Audit, Compensation, and Nominations and Governance Committees, as well as periodic and current reports filed with the SEC are available on our website, www.image-entertainment.com, and are available in print to any shareholder upon request. Such information is incorporated herein by reference.

PART IV

ITEM 15.               EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	THE FOLLOWING DOCUMENTS ARE FILED AS A PART OF THIS REPORT.

	1.	Financial Statements:
Report of Independent Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at March 31, 2006 and 2005
Consolidated Statements of Operations for the years ended March 31, 2006, 2005 and 2004
Consolidated Statements of Shareholders’ Equity for the years ended March 31, 2006, 2005 and 2004
Consolidated Statements of Cash Flows for the years ended March 31, 2006, 2005 and 2004
Notes to Consolidated Financial Statements

	2.	Financial Statement Schedule:
Schedule II — Valuation and Qualifying Accounts

	3.	Exhibits:

3.1                                                                                 Certificate of Incorporation. Filed as Exhibit B of Appendix B of Image’s Proxy Statement dated July 29, 2005, as amended by certificate of correction as reflected in Current Report on Form 8-K filed on May 15, 2005, each incorporated by reference herein.

3.2                                                                                 Bylaws. Filed as Exhibit C of Appendix B of Image’s Proxy Statement dated July 29, 2005, and incorporated by reference herein.

4.1                                                                                 Specimen Common Stock certificate. Filed as Exhibit 4.1 to Image’s Registration Statement on Form S-3 (No. 333-128487), effective October 21, 2005, and incorporated by reference herein.

4.3                                                                                 Rights Agreement dated as of October 31, 2005 and amended on November 2, 2005, by and between Image and Computershare Trust Company, Inc. Filed as Exhibit to Form 8-K/A on November 2, 2005 and Image’s Form 10-Q for the quarter ended December 31, 2005, and incorporated herein by reference.

10.1                                                                           Amended and Restated Loan and Security Agreement, dated as of August 10, 2005, by and between Image and Wells Fargo Foothill, Inc. Filed as Exhibit 10.1 to Image’s Form 10-Q for the quarter ended June 30, 2005, and incorporated by reference herein.

10.2                                                                           Amendment No. 1, effective as of November 3, 2005, to Amended and Restated Loan and Security Agreement, dated as of August 10, 2005, by and between Image and Wells Fargo Foothill, Inc. Filed as Exhibit 10.1 to Image’s Form 10-Q for the quarter ended September 30, 2005, and incorporated by reference herein.

10.3*                                                                    Amendment No. 2, effective as of June 23, 2006, to Amended and Restated Loan and Security Agreement, dated as of August 10, 2005, by and between Image and Wells Fargo Foothill, Inc.

10.4                                                                           Form of Warrant, dated March 24, 2003, between Image and Image Investors Co. Filed as Exhibit 99.2 to Image’s Form 8-K dated March 24, 2003, and incorporated by reference herein.

10.5†                                                                      Employment Agreement, dated as of April 1, 2004, between Image and Martin W. Greenwald. Filed as Exhibit 10.42 to Image’s Form 10-K for the fiscal year ended March 31, 2004, and incorporated by reference herein.

10.6†                                                                      Amendment No. 1, dated as of June 1, 2004, to Employment Agreement, dated as of April 1, 2004, by and between Image and Martin W. Greenwald. Filed as Exhibit 10.42(a) to Image’s Form 10-K for the fiscal year ended March 31, 2004, and incorporated by reference herein.

10.7†                                                                      Employment Agreement, dated as of April 1, 2004, between Image and David A. Borshell. Filed as Exhibit 10.43 to Image’s Form 10-K for the fiscal year ended March 31, 2004, and incorporated by reference herein.

10.8†                                                                      Employment Agreement, dated as of April 1, 2004, between Image and Jeff M. Framer. Filed as Exhibit 10.44 to Image’s Form 10-K for the fiscal year ended March 31, 2004, and incorporated by reference herein.

10.9                                                                           Form of Purchase Agreement, dated December 20, 2004, between Image and investors. Filed as Exhibit 99.1 to Image’s Form 8-K dated December 21, 2004, and incorporated by reference herein.

10.10                                                                     Form of Warrant, dated December 20, 2004, between Image and investors. Filed as Exhibit 99.2 to Image’s Form 8-K dated December 21, 2004, and incorporated by reference herein.

10.11†                                                                Image’s 2004 Incentive Compensation Plan. Filed as Exhibit A to Image’s Notice of Annual Meeting and Proxy Statement dated July 29, 2004, and incorporated herein by this reference.

10.12†                                                                2005 Incentive Compensation Plan of Egami Media, Inc. Filed as Exhibit 10.14 to Image’s Form 10-K for the fiscal year ended March 31, 2005, and incorporated herein by this reference.

10.13†                                                                Form of Indemnification Agreement, between Image and its directors and officers. Filed as Exhibit 10.1 to Image’s Form 8-K dated October 18, 2005, and incorporated by reference herein.

10.14                                                                     Form of Option Agreement Amendment, between Image and its optionees. Filed as Exhibit 10.1 to Image’s Form 8-K dated March 29, 2006, and incorporated by reference herein.

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
†   Management Contracts, Compensatory Plans or Arrangements.

SCHEDULE II
— Valuation and Qualifying Accounts —
For the Years Ended March 31, 2006, 2005 and 2004

	Allowance for Doubtful Accounts
(In thousands)	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Amounts Written-Off	Balance at End of Year
For the Year Ended March 31, 2006:	$240	$1,605	$(1,668)	$177
For the Year Ended March 31, 2005:	$1,002	$41	$(803)	$240
For the Year Ended March 31, 2004	$1,020	$72	$(90)	$1,002

	Allowance for Sales Returns
(In thousands)	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Amounts Written-Off	Balance at End of Year
For the Year Ended March 31, 2006:	$8,406	$31,715	$(31,126)	$8,995
For the Year Ended March 31, 2005:	$6,411	$30,457	$(28,462)	$8,406
For the Year Ended March 31, 2004	$5,050	$20,091	$(18,730)	$6,411

Reconciliation to Consolidated Balance Sheets

	At March 31,
(In thousands)	2006	2005
Allowance for Doubtful Accounts:
Balance at End of Year	$177	$240
Allowance for Sales Returns:
Balance at End of Year	8,995	8,406
Allowances	$9,172	$8,646

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMAGE ENTERTAINMENT, INC. A Delaware corporation
Dated: June 29, 2006	/s/ MARTIN W. GREENWALD
MARTIN W. GREENWALD Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: June 29, 2006	/s/ MARTIN W. GREENWALD
MARTIN W. GREENWALD Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)
Dated: June 29, 2006	/s/ JEFF M. FRAMER
JEFF M. FRAMER Chief Financial Officer (Principal Financial and Accounting Officer)
Dated: June 29, 2006	/s/ DAVID CORIAT
DAVID CORIAT Director
Dated: June 29, 2006	/s/ IRA EPSTEIN
IRA EPSTEIN Director
Dated: June 29, 2006	/s/ GARY HABER
GARY HABER Director
Dated: June 29, 2006	/s/ M. TREVENEN HUXLEY
M. TREVENEN HUXLEY Director
Dated: June 29, 2006	/s/ ROBERT J. MCCLOSKEY
ROBERT J. MCCLOSKEY
Director