Form 10-Q
period 2006-06-30
IMAGE ENTERTAINMENT INC
filed 2006-08-14
CIK 216324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

                                                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Exchange Act).  Yes ☐     No ☒

Number of shares outstanding of the issuer’s common stock on August 8, 2006:  21,296,346

PART I - FINANCIAL INFORMATION

ITEM 1.          Financial Statements

IMAGE ENTERTAINMENT, INC.

Consolidated Balance Sheets
(unaudited)

June 30, 2006 and March 31, 2006

ASSETS

	June 30, 2006	March 31, 2006 *
	(In thousands)
Current assets:
Cash and cash equivalents	$10,211	$1,079
Accounts receivable, net of allowances of $8,371 - June 30, 2006; $9,172 - March 31, 2006	14,032	17,162
Inventories	17,397	17,498
Royalty and distribution fee advances	13,895	13,366
Prepaid expenses and other assets	1,805	948
Total current assets	57,340	50,053
Noncurrent inventories, principally production costs	3,127	2,805
Noncurrent royalty and distribution advances	24,490	23,558
Property, equipment and improvements, net	4,799	4,999
Goodwill	5,715	5,715
Other assets	510	545
	$95,981	$87,675

See accompanying notes to consolidated financial statements

* The March 31, 2006 consolidated balance sheet has been derived from the audited consolidated financial statements included in our 2006 Annual Report on Form 10-K.

IMAGE ENTERTAINMENT, INC.

Consolidated Balance Sheets
(unaudited)

June 30, 2006 and March 31, 2006

LIABILITIES AND STOCKHOLDERS’ EQUITY

	June 30, 2006	March 31, 2006 *
	(In thousands, except share data)
Current liabilities:
Accounts payable	$7,123	$5,302
Accrued liabilities	6,109	4,234
Accrued royalties and distribution fees	10,626	13,355
Accrued music publishing fees	6,013	5,890
Deferred revenue	5,638	5,751
Revolving credit facility	13,084	11,500
Current portion of long-term debt, net of debt discount	1,688	—
Total current liabilities	50,281	46,032
Long-term debt, net of debt discount and less current portion	6,367	—
Total liabilities	56,648	46,032

Stockholders’ equity:
Preferred stock, $.0001 par value, 25 million shares authorized; none issued and outstanding	—	—
Common stock, $.0001 par value, 100 million shares authorized; 21,296,000 issued and outstanding at June 30, 2006 and March 31, 2006	47,518	47,518
Additional paid-in capital	3,790	3,790
Accumulated other comprehensive loss	—	(4)
Accumulated deficit	(11,975)	(9,661)
Net stockholders’ equity	39,333	41,643
	$95,981	$87,675

See accompanying notes to consolidated financial statements

* The March 31, 2006 consolidated balance sheet has been derived from the audited consolidated financial statements included in our 2006 Annual Report on Form 10-K.

IMAGE ENTERTAINMENT, INC.

Consolidated Statements Of Operations
(unaudited)

For the Three Months Ended June 30, 2006 and 2005

	2006	2005
	(In thousands, except per share data)
NET REVENUES	$22,347	$18,586
OPERATING COSTS AND EXPENSES:
Cost of sales	18,192	14,213
Selling expenses	2,342	2,691
General and administrative expenses	3,846	3,326
	24,380	20,230
LOSS FROM OPERATIONS	(2,033)	(1,644)
OTHER EXPENSES (INCOME):
Interest expense, net	281	12
Other	—	(4)
	281	8
LOSS BEFORE INCOME TAXES	(2,314)	(1,652)
INCOME TAX EXPENSE	—	—
NET LOSS	$(2,314)	$(1,652)
NET LOSS PER SHARE:
Net loss — basic and diluted	$(.11)	$(.08)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	21,296	21,252

See accompanying notes to consolidated financial statements

IMAGE ENTERTAINMENT, INC.

Consolidated Statements of Cash Flows
(unaudited)

For the Three Months Ended June 30, 2006 and 2005

	2006	2005
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,314)	$(1,652)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of production costs	1,156	992
Depreciation and other amortization	545	626
Provision for estimated doubtful accounts, sales returns and other credits	35	(320)
Provision for lower of cost or market inventory writedowns	412	300
Gain on sale of asset	—	(4)
Changes in assets and liabilities associated with operating activities:
Accounts receivable	3,095	1,633
Inventories	(601)	(1,538)
Royalty and distribution fee advances	1,154	(1,603)
Production cost expenditures	(1,188)	(1,053)
Prepaid expenses and other assets	(858)	(231)
Accounts payable, accrued royalties, fees and liabilities	(3,430)	(3,858)
Deferred revenue	(113)	1,150
Net cash used in operating activities	(2,107)	(5,558)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used in investing activities — capital expenditures	$(345)	$(349)

See accompanying notes to consolidated financial statements

IMAGE ENTERTAINMENT, INC.

Consolidated Statements of Cash Flows, Continued
(unaudited)

For the Three Months Ended June 30, 2006 and 2005

	2006	2005
	(In thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facility	$18,114	$1,100
Advance under disc replication agreement	10,000	—
Repayments of borrowings under revolving credit facility	(16,530)	(184)
Repayments of long-term debt	—	(334)
Principal payments under capital lease obligations	—	(65)
Net cash provided by financing activities	11,584	517
NET INCREASE (DECREASE) IN CASH:	9,132	(5,390)
Cash and cash equivalents at beginning of period	1,079	6,339
Cash and cash equivalents at end of period	$10,211	$949
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$237	$32
Income taxes	$—	$15

Supplemental Disclosures of Noncash Operating, Investing and Financing Activities:  None.

As of June 30, 2006, we accrued approximately $2.6 million to accrued royalty advances and distribution fees for committed unpaid royalty/production advances where future payment is based upon the release of the program or the passage of time.

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

In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included.   Due to the seasonal nature of our business and other factors such as the strength of our new release schedule, interim results are not necessarily indicative of the results that may be expected for the entire fiscal year.  The accompanying financial information should be read in conjunction with the financial statements and the notes thereto in our most recent Annual Report on Form 10-K.  Certain prior year balances may have been reclassified to conform to the current presentation.

Note 2.                                  Subsequent Event — Exclusive Distribution Agreement with Relativity Media and Issuance of Common Shares

On August 11, 2006, we entered into a 10-year distribution agreement with Relativity Media, LLC.  Relativity will provide us with the exclusive home video and digital distribution rights to motion pictures wholly financed through or otherwise under the control of Relativity, in exchange for which we will be solely responsible for all distribution services for the DVD home video and digital release of each film.

As a material inducement to enter into the distribution agreement, we agreed to issue Relativity 3,400,000 shares of our common stock, which are registered on our Form S-3 shelf registration statement.  In order to secure Relativity’s performance under our agreement, we have been granted a security interest in the shares pursuant to a security agreement, the shares have been pledged to us pursuant to a stock pledge agreement, and a restrictive legend will be placed on the stock certificates representing the shares restricting their transfer until designated title delivery, box office performance, financial and/or payment requirements are met.  Shares will be released to Relativity as follows:

A.           1,800,000 shares upon the earlier of any of the following:

(1)            Qualifying Pictures.  100,000 shares, upon our home video release of each qualifying picture (that achieved at least $25 million in reported gross domestic box office in its initial release) through December 31, 2010, after our release of the first 50 qualifying pictures;

(2)            Annual Profits.  One share, for each $38.00 by which our annual net profits from Relativity pictures for any calendar year through December 31, 2010 exceed $50 million;

(3)            Cumulative Profits.  One share, for each $38.00 by which our cumulative net profits from Relativity pictures at any time through December 31, 2010 exceeds $150 million;

(4)            Payment and Delivery.  60,000 shares, upon delivery to us of each theatrical picture at any time through December 31, 2010, upon payment of a release amount of $3.80 per share within four years after the delivery of each picture; and

(5)            Change in Control.  1,800,000 shares, upon a change in control at any time through December 31, 2010, upon payment of a release amount of $3.80 per share;

B.            600,000 shares, upon payment of a release amount of $3.80 per share at any time through December 31, 2010.

C.            1,000,000 shares upon the earlier of any of the following:

(1)            Cumulative Profits.  1,000,000 shares, upon our earning total cumulative net profits from Relativity pictures of at least $500 million at any time prior to the end of the term;

(2)            Cumulative Box Office.  1,000,000 shares, upon delivery of pictures to Image with total cumulative box office of at least $5 billion at any time prior to the end of the term; and

(3)            Change in Control.  1,000,000 shares, upon the closing of a change of control during the term of the distribution agreement, plus payment of a release amount equal to the number of such shares multiplied by the greater of $4.00 or the following percentage of the total consideration per share received in connection with or as a result of the change of control:

(a)                                80%, if on or before December 31, 2007;

(b)                               60%, if on or before December 31, 2008; and

(c)                                40% thereafter.

Any of the shares provided for above that are not released to Relativity by the end of each of the specified periods will be transferred back to Image.

As we are to receive motion pictures for DVD and digital exploitation in exchange for common stock which is deemed unvested and forfeitable for accounting purposes in accordance with Emerging Issues Task Force (EITF) No. 96-18, we will treat our common stock as unissued for accounting purposes until each title is delivered. Consequently, there will be no recognition at the measurement date and no entry will be recorded.

The stock issued to Relativity will be included in the computation of basic earnings per share as of the date that all necessary conditions have been satisfied.  With respect to diluted earnings per share, the Relativity stock will be included in the computation of diluted earnings per share when contingencies other than payment of the release amount for the shares have been satisfied.

Note 3.           Accounting for Stock-Based Compensation

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

As noted above, prior to April 1, 2006, we accounted for stock options granted to employees in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations (APB No. 25).  Because the exercise price of all options granted by us was greater than or equal to the market price of the underlying common stock on the date of the grant, no compensation expense was recognized.   If we had accounted for stock options issued to employees in accordance with SFAS No. 123R, our pro forma net loss and net loss per share would have been reported as follows:

	Three Months Ended June 30,
	2006	2005
	(In thousands, except per share data)
Consolidated net loss, as reported	$(2,314)	$(1,652)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	—	(149)

Pro forma consolidated net loss	$(2,314)	$(1,801)

Consolidated net loss per share:
As reported
Basic and diluted	$(.11)	$(.08)
Pro forma
Basic and diluted	$(.11)	$(.08)

The fair value of the stock options at the date of grant was estimated using the Black-Scholes pricing model with the following assumptions for the three months ended June 30, 2005:

2005
Expected life (years)	2.5 – 5.0
Interest rate	2.76 – 3.88%
Volatility	60-67%
Dividend yield	0.00%

Note 4.           New Accounting Pronouncement

In July 2006, the Financial Accounting Standards Board “FASB” issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions. This Interpretation requires that we recognize in the consolidated financial statements the impact of a tax position that is more likely than not to be sustained upon examination based on the technical merits of the position. FIN 48 contains extensive disclosure requirements.  The provisions of FIN 48 will be effective as of the beginning of our 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 on the consolidated financial statements.

Note 5.           Accounts Receivable Balance with Tower Records

In July 2006, long-term customer MTS, Inc., parent of Tower Records, suspended payments on its outstanding trade accounts receivable balance, pending a financing or corporate sales transaction.  We believe that once a transaction is completed, they will resume payments on their accounts receivable balance.  At June 30, 2006, we had $782,000 in accounts receivable from Tower.  We have not reserved any of this amount as uncollectible and currently expect to recover the outstanding accounts receivable balance.

Note 6.           Inventories

Inventories at June 30, 2006, and March 31, 2006, are summarized as follows:

	June 30, 2006	March 31, 2006
	(In thousands)
DVD	$11,182	$11,446
Other (principally DVD packaging components and finished CD inventory)	3,464	3,011
	14,646	14,457
Production costs, net	5,878	5,846
	20,524	20,303
Less noncurrent portion of inventories, principally non-recoupable production costs	3,127	2,805
Current portion of inventories	$17,397	$17,498

Inventories consist primarily of finished DVD and CD product for sale and are stated at the lower of average cost or market.

Production costs consist of capitalized costs to produce licensed programming for domestic and international distribution and include the costs of film and tape conversion to the optical disc format, menu and packaging design, authoring, compression, mastering and the overhead of our creative services and production departments.  Non-recoupable production costs are reflected net of accumulated amortization of $11,450,000 and $11,485,000 at June 30, 2006, and March 31, 2006, respectively.  We expect to amortize approximately 74% of the June 30, 2006 unamortized production costs by June 30, 2008.

Note 7.           Investment in Film Production.

Investment in film production at June 30, 2006, and March 31, 2006, are summarized as follows:

	June 30, 2006	March 31, 2006
	(In thousands)
Completed and not released	$4,142	$801
In production	1,776	3,607
In development	98	98
	$6,016	$4,506

Note 8.                                  New Disc Replication Agreement and Related Advance.

On June 30, 2006, we entered into a five-year disc replication agreement with Sonopress LLC.  Sonopress will serve as our exclusive manufacturer of our DVD requirements once the transition from our previous replicator, Deluxe, is complete.  This will include the HD-DVD and Blu-ray Disc® high-definition formats.  At our option, they may also manufacture our CD requirements.  On June 30, 2006, we received an interest-free $10 million advance against future manufacturing from Sonopress, to be repaid at $0.20 per disc manufactured, plus payment of a $0.042 administrative fee per disc manufactured until the advance is repaid.  Subsequent to June 30, 2006, the proceeds from the Sonopress advance were used to reduce outstanding borrowings under our Wells Fargo Foothill revolving line of credit facility.  All outstanding amounts under the advance are subordinated to all of our obligations outstanding to Foothill.  Sonopress has taken a security interest in all of our assets in second position behind Foothill.  The replication prices under this agreement are less than the current pricing under our existing replication agreement with Deluxe. As the obligation is non-interest bearing, we have imputed and recorded a debt discount of $1,945,000 to the $10 million face amount of the advance based upon our current borrowing rate with our bank.  We have recorded a corresponding deferred manufacturing cost credit for the same amount as a component of accrued liabilities at June 30, 2006.  We will amortize the deferred credit as a reduction to inventory purchase cost based upon actual discs manufactured by Sonopress.  Additionally, we will amortize the debt discount, using the effective interest method, to interest expense in future periods.  We will record the $0.042 administrative fee per disc manufactured as an additional inventory manufacturing cost.

Long-term debt at June 30, 2006, and March 31, 2006, consisted of the following:

	June 30, 2006	March 31, 2006
	(In thousands)
Subordinated advance obligation — Sonopress, less debt discount of $1,945	$8,055	$—
Current portion of long-term debt, less debt discount of $812	1,688	—
Long-term debt less current portion, less debt discount of $1,133	$6,367	$—

Note 9.           Revolving Credit and Term Loan Facilities.

At June 30, 2006, we had $13.1 million borrowed under our revolving credit facility, with $8.1 million borrowed at prime plus 0.5% (8.75% at June 30, 2006) and $5.0 million borrowed at LIBOR plus 3.00% (ranging from 8.11% to 8.17% at June 30, 2006). At June 30, 2006, we had cash of $10,211,000 and borrowing availability of $800,000 and $1 million, respectively, under our revolving credit and term loan facilities with Foothill.  See Note 8. New Disc Replication Agreement and Related Advance above.  The maximum revolving credit borrowing limit during each monthly period from April 16 through October 30, is $21 million and increases to $25 million during the remainder of a year to allow for increased seasonal borrowing if necessary (actual borrowing availability remains substantially based upon eligible trade accounts receivable levels).

We were not in compliance with the covenant establishing a minimum EBITDA, as defined by Foothill, of $3,500,000 for the twelve months ended June 30, 2006.  Our EBITDA, as defined by Foothill, was $3,049,000, or $451,000 short of the required minimum.  At our request and as noted below, Foothill has waived this minimum EBITDA requirement for the 12 month measurement period ended June 30, 2006, and has reduced the EBITDA covenant thresholds going forward.  We were in compliance with all financial and operating covenants at June 30, 2006, and expect to be in compliance with all covenants, as amended, for the next twelve months.

On August 9, 2006, at our request, Foothill further amended our August 10, 2005, Amended and Restated Loan and Security Agreement to:

•                  waive our required compliance with the minimum EBITDA requirement for the twelve months ended June 30, 2006

•                  reduce the minimum EBITDA covenant on a go forward basis.  The required minimum EBITDA is now $1.5 million for the twelve months ending September 30, 2006, $2.0 million for the twelve months ending December 31, 2006, $2.5 million for the twelve months ending March 31, 2007 and June 30, 2007, $3.0 million for the twelve months ending September 30, 2007, and $3.5 million for each twelve month-ended quarterly measurement period thereafter

In consideration for the above amended terms:

•                  Foothill increased our borrowing rates by 0.25%

•                  decreased our allowable dilution rate, as defined, to 10% from 12%

•                  increased our unused line fee to 0.25% from 0.125%

•                  lowered the maximum number of days past due from original terms, for an outstanding receivable, to become ineligible to 45 days from 90 days

•                  lowered the allowable collection days, as defined, to 75 days from 90 days, which is compared to the calculated borrowing base potentially limiting availability during periods of low receivable collections

Our current borrowing availability was reduced by approximately $600,000 as a result of the above consideration provided to Foothill.

Note 10.         Net Loss per Share Data

The following presents a reconciliation of the numerators and denominators used in computing basic and diluted net loss per share for the three months ended June 30, 2006 and 2005:

	2006	2005
	(In thousands, except per share data)
Net loss — basic and diluted numerator	$(2,314)	$(1,652)
Weighted average common shares outstanding — basic denominator	21,296	21,252
Effect of dilutive securities	—	—
Weighted average common shares outstanding — diluted denominator	21,296	21,252
Basic and diluted net loss per share	$(.11)	$(.08)

Outstanding common stock options and warrants not included in the computation of diluted net loss per share totaled 3,798,000 and 3,544,000, respectively, for the three months ended June 30, 2006 and 2005.  They were excluded as their effect would be antidilutive.

Note 11.         Segment Information

In accordance with the requirements of SFAS No. 131, Disclosures about Segments of and Enterprises and Related Information, selected financial information regarding our reportable business segments, domestic and international, are presented below.  Domestic wholesale distribution of home entertainment programming on DVD accounted for approximately 93% of our net revenue for the three months ended June 30, 2006, and 81% of our net revenue for the three months ended June 30, 2005.  Management evaluates segment performance based primarily on net revenues, operating costs and expenses and earnings (loss) before income taxes.  Interest income and expense is evaluated on a consolidated basis and not allocated to our business segments.

For the Three Months Ended June 30, 2006:

	2006
	Domestic	International	Inter-segment Eliminations	Consolidated
	(In thousands)
Net Revenues	$21,758	$589	$—	$22,347
Operating Costs And Expenses	23,790	590	—	24,380
Loss From Operations	(2,032)	(1)	—	(2,033)
Other Expenses	281	—	—	281
Loss Before Income Taxes	$(2,313)	$(1)	$—	$(2,314)

For the Three Months Ended June 30, 2005:

	2005
	Domestic	International	Inter-segment Eliminations	Consolidated
	(In thousands)
Net Revenues	$17,737	$849	$—	$18,586
Operating Costs And Expenses	19,423	807	—	20,230
Earnings (Loss) From Operations	(1,686)	42	—	(1,644)
Other Expenses	8	—	—	8
Earnings (Loss) Before Income Taxes	$(1,694)	$42	$—	$(1,652)

	As of
	June 30, 2006	March 31, 2006
	(In thousands)
Total Assets:
Domestic	$95,419	$86,950
International	562	725
Consolidated Total Assets	$95,981	$87,675

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

Introduction

Business Overview

We are a vertically-integrated independent home entertainment content supplier engaged in the acquisition, production and worldwide distribution of exclusive content for release on a variety of formats and platforms, including:

•                  DVD

•                  CD

•                  HD-DVD

•                  Blu-ray Disc®

•                  UMD

•                  VHS

•                  Broadcast

•     traditional

•     cable

•     satellite

•     video on demand (VOD)

•     theatrical

•     digital

We acquire and exploit exclusive distribution rights to a diverse array of general and specialty content, for release on DVD and other home entertainment formats, including:

•                  comedy

•                  music concerts

•                  urban

•                  television and theatrical

•                  theatre

•                  country

•                  gospel

•                  independent films

•                  foreign and silent films

•                  youth culture/lifestyle

•                  Latin

We also acquire exclusive rights to audio content for distribution on CD spread across a variety of genres and configurations, including:

•                  albums

•                  compilation CDs

•                  TV and movie soundtracks

•                  comedy programs

•                  Broadway original cast recordings

•                  audio compilations from our live concert event DVDs

Through our wholly-owned subsidiary, Egami Media, Inc., we are focused on the acquisition and exploitation of content in the expanding digital distribution marketplace for delivery systems such as:

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

We acquire content mainly by entering into exclusive licensing or distribution arrangements with producers and other content providers.  We typically supplement such content by designing and producing additional content and value-added features.  We routinely produce our own original entertainment content, focused on DVD live performance music concerts and comedy events with some of the most recognizable names in the industry, and various forms of urban genre content.  We are also co-producing feature horror and other genre specific titles with budgets from less than $500,000 to $3.5 million through co-production agreements with:

•                  Dark Horse Entertainment

•                  Graymark Productions

•                  Amicus Entertainment

In addition, we have co-produced a feature thriller film Sisters, a remake of the classic Brian De Palma film, with Sisters Wooster, Inc. to be released under the No Remorse Films banner, headed by highly successful independent film producer Edward R. Pressman.  Ed Pressman serves as executive producer of the picture. We will also look to co-produce individual films with other established independent producers.

First Quarter Fiscal 2007 Highlights

•                  Net revenues increased 20.2% to $22,347,000, compared with net revenues of $18,586,000 for the first quarter of fiscal 2006.

•                  Gross profit margins were 18.6%, compared to 23.5% for the first quarter of fiscal 2006.

•                  Selling expenses approximated 10.5% of net revenues, down from 14.5% of net revenues for the first quarter of fiscal 2006.

•                  General and administrative expenses approximated 17.2% of net revenues, down from 17.9% of net revenues for the first quarter of fiscal 2006.

•                  Net loss of $2,314,000 ($.11 per diluted share), compared to net loss of $1,652,000 ($.08 per diluted share) for the first quarter of fiscal 2006.

•                  On June 30, 2006, we signed a five-year disc replication agreement with Sonopress LLC to act as our exclusive manufacturer of our DVD requirements, and received a $10 million interest free advance repayable based primarily upon replication levels.

•                  On August 9, 2006, we further amended our revolving credit facility with Foothill to waive our covenant violation for not achieving the minimum EBITDA target for the June 2006 quarter and lower our minimum EBITDA covenant targets on a go-forward basis.

•                  On August 11, 2006, we entered into a 10-year exclusive distribution agreement with Relativity Media, LLC for the DVD and digital rights to up to 20 Relativity motion pictures per year.

•                  As a material inducement to enter into the distribution agreement, we agreed to issue Relativity 3.4 million shares of our common stock.

The highlights above are intended to identify some of our more significant events and transactions during the quarter ended June 30, 2006, and recent events which occurred after the quarter’s end.  However, these highlights are not intended to be a full discussion of our results for the quarter.  These highlights should be read in conjunction with the following discussion of Results of Operations and Liquidity and Capital Resources and with our condensed consolidated financial statements and footnotes accompanying this report.

Exclusive Distribution Agreement with Relativity Media

Distribution Agreement

On August 11, 2006, we entered into a 10-year distribution agreement with Relativity Media, LLC.  Relativity will provide us with the exclusive home video and digital distribution rights to motion pictures wholly financed through or otherwise under the control of Relativity, in exchange for which we will be solely responsible for all distribution services for the DVD home video and digital release of each film.

Relativity is a financing, consulting and production company that utilizes both traditional and non-traditional channels in order to raise production and distribution funds, both for major studios and independent production entities.  To date, Relativity has structured and consummated more than $4 billion in production slate financings.  It most recently financed and co-produced:

•                  Talladega Nights: The Ballad of Ricky Bobby

•                  The Fast and the Furious: Tokyo Drift

•                  Inside Man

•                  RV

Based in part on the advice of our financial advisors, we project this landmark North American home video and digital distribution output agreement to generate DVD and digital revenues in the hundreds of millions of dollars over the next few years.  The first group of theatrical motion pictures to be released by us under the agreement in the second half of calendar 2007 will be identified by the end of our second fiscal quarter.

The agreement calls for us to exclusively distribute all home video and digital video formats for motion pictures controlled by Relativity that are not part of a finance package provided to a major studio or their affiliates, propelling us beyond our existing position as a leading supplier of independent DVD programming to become a significant provider of major motion pictures to the home entertainment industry.  Currently, Relativity intends to finance up to 20 wholly-controlled major motion pictures each year after calendar 2007 to be granted to us under the agreement. Each title distributed throughout the ten-year output term will carry a ten-year exclusive distribution term from the date of release.  We will oversee post production-specifically authoring and compression and development of ancillary materials—creative design, replication, marketing and advertising, sales, distribution and collections for each picture.

Stock Purchase Agreement

As a material inducement to enter into the distribution agreement, we agreed to issue Relativity 3,400,000 shares of our common stock, which are registered on our Form S-3 shelf registration statement.  In order to secure Relativity’s performance under our agreement, we have been granted a security interest in the shares pursuant to a security agreement, the shares have been pledged to us pursuant to a stock pledge agreement, and a restrictive legend will be placed on the stock certificates representing the shares restricting their transfer until designated title delivery, box office performance, financial and/or payment requirements are met.

As a result, Relativity will be one of our largest stockholders, and its co-managing partner, Lynwood Spinks, has been added to our board of directors.  See Part II — Other Information — Item 5. Other Information — Appointment of Director, for Mr. Spinks Biography

New Disc Replication Agreement and Related Advance.

On June 30, 2006, we entered into a five-year disc replication agreement with Sonopress LLC.  Sonopress will serve as our exclusive manufacturer of our DVD requirements once the transition from our previous replicator, Deluxe, is complete.  This will include the HD-DVD and Blu-ray Disc® high-definition formats.  At our option, they may also manufacture our CD requirements.  On June 30, 2006, we received an interest-free $10 million advance against future manufacturing from Sonopress, to be repaid at $0.20 per disc manufactured, plus payment of a $0.042 administrative fee per disc manufactured until the advance is repaid.  Subsequent to June 30, 2006, the proceeds from the Sonopress advance were used to reduce outstanding borrowings under our Wells Fargo Foothill revolving line of credit facility.  All outstanding amounts under the advance are subordinated to all of our obligations outstanding to Foothill.  Sonopress has taken a security interest in all of our assets in second position behind Foothill.   The replication prices under this agreement are less than the current pricing under our existing replication agreement with Deluxe.  As the advance is non-interest bearing, we have imputed and recorded a debt discount of $1,945,000 to the $10 million face amount of the advance at June 30, 2006.  We have recorded a corresponding deferred manufacturing cost credit for the same amount as a component of accrued liabilities at June 30, 2006.  We will amortize the deferred credit as a reduction to inventory purchase cost based upon actual discs manufactured by Sonopress.  Additionally, we will amortize the debt discount using the effective interest method to interest expense in future periods.  We will record the $0.042 administrative fee per disc manufactured as an additional inventory manufacturing cost.

Accounts Receivable Balance with Tower Records

On July 30, 2006, our long-term customer MTS, Inc parent of Tower Records, suspended payments on its outstanding trade accounts receivable balance pending a financing or corporate sales transaction.  We believe that once a transaction is completed, they will resume payments on their accounts receivable balance.  At June 30, 2006, we had $782,000 in accounts receivable from Tower.  We have not reserved any of this amount as uncollectible and expect to recover the outstanding amounts.  Our net revenues with Tower for the three months ended June 30, 2006 were $883,000, or 4.1% of overall net revenues for the quarter.  Our net revenues with Tower for the fiscal year ended March 31, 2006, were $4.3 million, or 3.9% of our overall net revenues for the year.

Liquidity and Capital Resources

Sources and Uses of Cash for the Three Months Ended June 30, 2006

Our cash flows from operations were down $2,107,000 from March 31, 2006.  Our pretax loss from operations was $2,314,000 for the three months ended June 30, 2006.  Our gross trade accounts receivables (gross of reserves for sales returns, allowances and doubtful accounts) significantly decreased to $22.4 million at June 30, 2006, as compared to $26.3 million at March 31, 2006, as a result of normal seasonal collections.  As a result of seasonal payments, our trade accounts payable and accrued royalties, distribution fees and music publishing fees decreased by $3,430,000 at June 30, 2006, compared to March 31, 2006.

We incurred $345,000 in capital expenditures in our continuing effort to improve our information technology infrastructure.  We financed these expenditures through reduction in operating cash flows from cash available on hand and through our revolving line of credit, borrowings under which increased to $13,084,000 at June 30, 2006, from $11,500,000 at March 31, 2006.  At the end of our June 2006 quarter, we received a $10 million non-interest bearing advance from our new disc manufacturer Sonopress.  See “New Disc Replication Agreement and Related Advance” above.

Our working capital comes from two sources:

•                  operating cash flows

•                  availability under our revolving line of credit and term loan facilities

The maximum revolving credit borrowing limit during each monthly period from April 16 through October 30 is $21 million and increases to $25 million during the remainder of a year to allow for increased seasonal borrowing if necessary (actual borrowing availability remains substantially based upon eligible trade accounts receivable levels).

At June 30, 2006, we had $13.1 million borrowed under the line, with $8.1 million borrowed at prime plus 0.5% (8.75% at June 30, 2006) and $5.0 million borrowed at LIBOR plus 3.00% (ranging from 8.11% to 8.17% at June 30, 2006). At June 30, 2006, we had cash of $10,211,000 and borrowing availability of $800,000 and $1 million, respectively, under our revolving credit and term loan facilities with Foothill.  Immediately following the end of our first quarter, the proceeds were transferred to reduce the borrowings outstanding under our revolving credit line with Foothill.

We were not in compliance with the covenant establishing a minimum EBITDA, as defined by Foothill, of $3,500,000 for the twelve months ended June 30, 2006.  Our EBITDA, as defined by Foothill, was $3,049,000, or $451,000 short of the required minimum.  At our request and as noted below, Foothill has waived this minimum EBITDA requirement for the 12 month measurement period ended June 30, 2006, and has reduced the EBITDA covenant thresholds going forward.  We were in compliance with all financial and operating covenants at June 30, 2006, and expect to be in compliance with all covenants, as amended, for the next twelve months.

On August 9, 2006, at our request, Foothill further amended, at our request, Foothill further amended our August 10, 2005, Amended and Restated Loan and Security Agreement to:

•                  waive our required compliance with the minimum EBITDA requirement for the twelve months ended June 30, 2006

•                  reduce the minimum EBITDA covenant on a go forward basis.  The required minimum EBITDA is now $1.5 million for the twelve months ending September 30, 2006, $2.0 million for the twelve months ending December 31, 2006, $2.5 million for the twelve months ending March 31, 2007 and June 30, 2007, $3.0 million for the twelve months ending September 30, 2007, and $3.5 million for each twelve month-ended quarterly measurement period thereafter

In consideration for the above amended terms:

•                  Foothill increased our borrowing rates by 0.25%

•                  decreased our allowable dilution rate, as defined, to 10% from 12%

•                  increased our unused line fee to 0.25% from 0.125%

•                  lowered the maximum number of days past due from original terms, for an outstanding receivable, to become ineligible to 45 days from 90 days

•                  lowered the allowable collection days, as defined, to 75 days from 90 days, which is compared to the calculated borrowing base potentially limiting availability during periods of low receivable collections

Our current borrowing availability was reduced by approximately $600,000 as a result of the above consideration provided to Foothill.

We believe that projected cash flows from operations, borrowing availability under our revolving line of credit, cash on hand, and trade credit will provide the necessary capital to meet our projected cash requirements for at least the next 12 months.  However, any projections of future cash needs and cash flows are subject to substantial uncertainty.  We will be financially responsible for funding post production, development of ancillary materials, package design, disc replication, marketing and advertising and distribution for each of the Relativity titles delivered to Image for exclusive DVD and digital distribution. We expect the first titles to be delivered under this agreement during the second half of calendar 2007. While much of our funding requirements under this agreement may be financed through our existing credit facility, we may require increased funding to execute under this agreement.

Additionally, should we be in a position to acquire significantly higher-profile content or libraries of content for exclusive distribution, or should we find an attractive, synergistic corporate acquisition, we would need to seek additional debt or equity financing in order fund the transactions.  We believe any such financing could come in the form of additional corporate debt, convertible debt, convertible preferred stock or straight equity issuance of our registered shares through a private investment in public equity investor; however there are no assurances that such financing would be available, or available on terms acceptable to us.

Long-Term Debt

Long-term debt at June 30, 2006, and March 31, 2006, consisted of the following:

	June 30, 2006	March 31, 2006
	(In thousands)
Subordinated advance obligation — Sonopress, less debt discount of $1,945	$8,055	$—
Current portion of long-term debt, less debt discount of $812	1,688	—
Long-term debt less current portion, less debt discount of $1,133	$6,367	$—

See “New Disc Replication Agreement and Related Advance” above.

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations at June 30, 2006, and the effects such obligations are expected to have on liquidity and cash flow in future periods:

	Payments due by fiscal period
Contractual obligations:	Total	Remainder of 2007	2008	2009	2010	2011	Thereafter
	(in thousands)
Long-term debt obligations	$12,100	$1,512	$3,025	$3,025	$3,025	$1,513	$—
Operating lease obligations	12,698	1,284	1,656	1,658	1,702	1,745	4,653
Licensing and exclusive distribution agreements	14,515	12,763	1,752	—	—	—	—
Employment Agreements	4,139	1,725	2,414	—	—	—	—
Total	$43,452	$17,284	$8,847	$4,683	$4,727	$3,258	$4,653

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

Results of Operations

The accompanying consolidated financial information for the three months ended June 30, 2006, should be read in conjunction with the Consolidated Financial Statements, the Notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations in our most recent Annual Report on Form 10-K.

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

Revenue

Sales of DVD and CD programming accounted for approximately 92.8% and 2.2%, respectively, of net revenues for the quarter ended June 30, 2006.  Sales of CD programming decreased 79.3% to $481,000 for the June 2006 quarter, from $2,327,000 for the June 2005 quarter.

The following table presents consolidated net revenues by reportable business segment for the three months ended June 30, 2006 and 2005, respectively:

	Three Months Ended June 30,
	2006	2005	% Change
	(in thousands)
Net revenues
Domestic	$21,758	$17,737	22.7%
International	589	849	(30.6)
Consolidated	$22,347	$18,586	20.2%

Domestic Revenue

Our June 2006 quarter catalogue net revenues came in at the low end of our expectations.  Our fiscal first and second quarters are historically weaker revenue generating quarters, due partly to the reduced consumer demand during the summer months and the relative lack of big box office titles released on video which normally generate significant retail foot traffic.  Our retail customers were extremely cautious in their purchasing during the quarter.  We did not see the expected follow-on demand for our biggest fiscal 2006 DVD and CD releases during the quarter.  Our retail customers are telling us that this lack of demand is industry-wide and not specific to us.  We anticipate the demand for our new-release and catalogue titles will improve as we get closer to the holiday selling season and that our titles acquired last fiscal year for release later in this fiscal year should create retail demand for our catalogue titles as well.

Our top ten new release DVD and CD titles for the June 2006 and 2005 quarters together generated net revenues of $5.4 million and $5.2 million, respectively.  New releases totaled $10.1 million and $11.0 million for the June 2006 and 2005 quarters, respectively.

Our strongest new releases were:

June 2006 Quarter

DVDs

Jeff Dunham: Arguing with Myself

Jamie Kennedy: Unwashed: The Stand-Up Special

Tommy Lee Goes to College

Chuck Berry: Hail! Hail! Rock ‘n’ Roll

Korn: Live on the Other Side

Austin City Limits Music Festival 2005

One Love 3: Pure Heat

Just For Kicks.

Black And Blue: Legends Of The Hip-Hop Cop (QD3 Collection)

Art of 16 Bars (QD3 Collection)

Patlabor: The Movie 1  (Anime)

Mr. Arkadin: The Complete (Orson Welles — Criterion)

Dazed and Confused (Criterion)

CDs

7th Heaven: TV Soundtrack

KRS One: Life

Jamie Kennedy: Unwashed

Billboard Latin Music Awards

June 2005 Quarter

DVDs

Chicago and Earth Wind & Fire: Live at the Greek

Twilight Zone: Definitive Edition Season 3

Combat! (Classic TV) Season 4

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

We continue our efforts to acquire programming that sells well domestically, and also internationally.  Music-related DVDs have done well internationally and we believe the urban music and documentary genres have revenue growth potential overseas.  Our UK office, while primarily acquiring content for North American distribution, is also beginning to seek worldwide exclusive distribution rights.

Gross Margins

The following table presents consolidated cost of sales by reportable business segment and as a percentage of related segment net revenues for the three months ended June 30, 2006 and 2005, respectively:

	Three Months Ended June 30,
	2006	2005

Cost of sales:
Domestic	$17,756	$13,587
International	436	626
Consolidated	$18,192	$14,213

			% Change
As a percentage of segment net revenues:
Domestic	81.6%	76.6%	5.0%
International	74.0	73.7	0.3
Consolidated	81.4%	76.5%	4.9%

Consolidated cost of sales for the quarter ended June 30, 2006 were $18,192,000, or 81.4% of net revenues, compared to $14,213,000, or 76.5% of net revenues, for the same quarter last year.  Consolidated gross margins for the June 2006 quarter were $4,155,000, or 18.6% of net revenues, compared to 23.5% for the June 2005 quarter.

Domestic Gross Margin

Gross margins for the domestic segment, as a percentage of segment net revenues, decreased by 5.0% to 18.4% for the three months ended June 30, 2006, from 23.4% for the three months ended June 30, 2005.  Our gross margins are impacted by the sales mix of titles selling within the respective periods.  Each of our exclusive agreements has differing terms.  We have exclusive license agreements and exclusive distribution agreements. We typically generate higher gross margins under license agreements.  For license agreements, we pay a royalty based on sales and for distribution agreements, we generally retain a fee, recoup our costs and split back-end profits, if any.  The average gross margin recognized is then reduced by expenses classified as cost of sales such as the expenses generated by our distribution facility, amortization of non-recoupable production costs, freight out and market development funds contributed to our retailers to get placement for our product.  When the average gross margin for a period is lower, these additional costs of sales items will further reduce the gross margins recognized.

Other items affecting our average gross margins would include:

•                  the strength of a title’s sales performance

•                  the selling price of a title

•                  the costs that we are responsible for, including disc manufacturing costs

•                  third party net profit participations, specifically the royalty rates, distribution fees retained and profit splits inherent in the agreements

•                  increased amortization of recoupable production costs and royalty advances as a result of reducing ultimate revenue projections for a title or a cross-collateralized group of titles

Some specific factors contributing to the decrease in segment gross profit margins for the June 2006 quarter as compared to the June 2005 quarters were:

•                  We experienced a significant increase in net revenues generated by The Criterion Collection DVDs for the June 2006 quarter.  Criterion contributed approximately 31.2% of June 2006 quarter domestic net revenues, significantly up from approximately 14.2% for the June 2005 quarter.  Historically, a higher percentage of revenues are generated from higher-margin exclusively-licensed titles.  Because our revenues included such a high percentage of lower-margin exclusively distributed programming, including Criterion, our average gross margins for all of our titles were lower, prior to the deduction of the other cost of sales items discussed above.

•                  We experienced lower gross margins on some of our exclusively distributed DVD and CD product attributable to higher amortization of recoupable production costs as a result of lowering ultimate revenue forecasts.

•                  We increased the amount of market development funds provided to our customers, which is recorded as a reduction of revenues and thus has a negative effect on gross margins.  These market development fund expenditures, as percentages of domestic net revenues, were 6.1% and 5.4%, before reduction for such market development funds, for the three months ended June 30, 2006 and 2005, respectively.  We expect the trend of increasing market development funds paid to customers to continue for the foreseeable future.

Based upon our current visibility of new releases and their expected mix of sales over the next six months and our lower disc manufacturing prices, we expect higher gross margins than those recognized in this first quarter of our fiscal 2007.

International Gross Margin

Gross margins for the international segment, as a percentage of segment net revenues, decreased by 0.3% to 26.0% for the three months ended June 30, 2006, from 26.3% for the three months ended June 30, 2005.

Selling Expenses

The following tables present consolidated selling expenses by reportable business segment and as a percentage of related segment net revenues for the three months ended June 30, 2006 and 2005, respectively:

	Three Months Ended June 30,
	2006	2005	% Change
	(in thousands)
Selling expenses:
Domestic	$2,306	$2,643	(12.8)%
International	36	48	(25.0)
Consolidated	$2,342	$2,691	(13.0)%

As a percentage of segment net revenues:
Domestic	10.6%	14.9%	(4.3)%
International	6.1	5.7	0.4
Consolidated	10.5%	14.5%	(4.0)%

Domestic Selling Expenses

The decrease in domestic selling expenses for the June 2006 quarter was primarily due to reduced expenditures for customer and print advertising, sell sheets and mailers as compared to the June 2005 quarter.  Reduced promotional expenditures and personnel costs also contributed to the comparative reduction for the June 2006 quarter.  In order to promote our future releases and our catalogue, we expect to increase our expenditures for print and consumer advertising in the coming quarters.

General and Administrative Expenses

The following tables present consolidated general and administrative expenses by reportable business segment and as a percentage of related segment net revenues for the three months ended June 30, 2006 and 2005, respectively:

	Three Months Ended June 30,
	2006	2005	% Change
	(in thousands)
General and administrative expenses:
Domestic	$3,728	$3,193	16.8%
International	118	133	(11.3)
Consolidated	$3,846	$3,326	15.6%

As a percentage of segment net revenues:
Domestic	17.1%	18.0%	(0.9)%
International	20.0	15.7	4.3
Consolidated	17.2%	17.9%	(0.7)%

Domestic General and Administrative Expenses

The increase in domestic general and administrative expenses in absolute dollars for the June 2006 quarter was primarily due to increased personnel costs of $222,000 during the June 2006 quarter as a result of increased headcount and annual pay increases.  Additionally, increased legal expenses of $207,000 and increased temporary labor expense of $167,000 also contributed to the higher segment general and administrative expenses for the quarter.  We are using a temporary labor force to enter data from hundreds of our exclusive license and distribution agreements into our exclusive rights management database.  We anticipate this project will conclude by September 30, 2006. The increased legal expenses were substantially related to the Lions Gate proxy matter and legal representation of the Special Committee of our Board of Directors.   We expect higher than normal legal and professional expenses through the next six months as we continue the Lions Gate proxy matter as well as the Special Committee of our Board of Directors’ process.

Interest Expense

Interest expense, net of interest income, for the three months ended June 30, 2006, increased to $281,000, from $12,000, for the three months ended June 30, 2005.  During the June 2006 quarter, we maintained higher outstanding borrowings bearing a higher weighted average interest rate.

Income Taxes

We did not record Federal and state tax expense or benefit for the June 2006 or June 2005 quarters as a result of our net loss and our valuation allowance against 100% of our deferred tax assets.

Consolidated Net Loss

Net loss for the three months ended June 30, 2006, were $2,314,000, or $.11 per diluted share.  Net loss for the three months ended June 30, 2005, was $1,652,000, or $.08 per diluted share.

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

Interest Rate Fluctuations.

At June 30, 2006, approximately $13.1 million of our outstanding borrowings are subject to changes in interest rates; however, we do not use derivatives to manage this risk.  This exposure is linked to the prime rate and LIBOR.

Management believes that moderate changes in the prime rate or LIBOR would not materially affect our operating results or financial condition.  For example, a 1.0% change in interest rates would result in an approximate $131,000 annual impact on pretax earnings (loss) based upon those outstanding borrowings at June 30, 2006.

Foreign Exchange Rate Fluctuations.

At June 30, 2006, a nominal amount of our accounts receivable was related to international distribution and denominated in foreign currencies, and accordingly is subject to future foreign exchange rate risk.  To date, we have not entered into foreign currency exchange contracts.

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

ITEM 1A.       Risk Factors

Our results of operations and financial condition are subject to numerous risks and uncertainties described in our Annual Report on Form 10-K for our fiscal year ended March 31, 2006, filed on June 29, 2006, and incorporated herein by reference.  You should carefully consider these risk factors in conjunction with the other information contained in this report.  Should any of these risks materialize, our business, financial condition and future prospects could be negatively impacted.  As of June 30, 2006, there have been no material changes to the disclosures made on the above-referenced Form 10-K, except as follows:

Relativity Media’s failure to deliver the expected number or quality of motion pictures may adversely affect our business.   We do not control the timing or manner in which Relativity will finance, produce and deliver programs to us.  Relativity’s decisions regarding the selection, delivery and timing of release of theatrical and direct-to-video motion picture titles will have a significant effect on our future revenues.  We also do not control the theatrical distributors’ level of promotion of major motion pictures, and domestic box office performance is likely to affect the film’s subsequent performance on home video.  Any decision by producers or theatrical distributors not to deliver, distribute or adequately promote films, or to promote our competitors’ motion pictures to a greater extent than they promote ours, could have a material adverse effect on our business, results of operations and financial condition.

In addition, due to the substantially higher projected revenues from home video distribution of theatrical motion pictures, our distribution costs for each film will be greater, thus exposing us to greater risk in the event that any or all of the pictures do not sell as well as projected.  Our success depends on the commercial success of motion pictures which is unpredictable, and failure to achieve projected sales could have a material adverse effect on our business, results of operations and financial condition.

Failure to effectively manage future growth from the Relativity deal may adversely affect our business.  We will face substantial challenges in expanding our distribution capabilities to adequately meet the anticipated increase in our average sales per title and our overall sales as a result of major motion pictures to be delivered to us for home video and digital distribution over the ten-year term of our agreement with Relativity.  Expanding to meet these needs could require us to incur significant costs and cause the diversion of management’s time and resources.  We may not handle the expansion effectively and efficiently, it may be unsuccessful or take longer than anticipated, and we may not realize the anticipated benefits from the transaction, which could result in write-offs and other related expenses.  Any of the foregoing could have a material adverse effect on our business, results of operations and financial condition.

In addition, we may require increased funding to meet our increased requirements, which we may not be able to obtain in sufficient time, on acceptable terms, or at all.  Our ability to grow, maintain and expand our distribution of motion pictures and fund increased operating expenses may depend upon our ability to obtain funds through equity financing, debt financing (including credit facilities) or the sale or syndication of some or all of our interests in film projects or other assets.  If we do not have access to financing, and if other funding does not become available on terms acceptable to us, there could be a material adverse effect on our business, results of operations and financial condition.

ITEM 5.          Other Information

Entry into Material Definitive Agreements

Distribution Agreement

On August 11, 2006, we entered into a Home Video Distribution Agreement with Relativity Media, pursuant to which it will provide us with the exclusive home video and digital distribution rights to motion pictures wholly financed through or otherwise under the control of Relativity, in exchange for which we will be solely responsible for all distribution services for the DVD home video and digital release of each film.

The agreement calls for us to exclusively distribute all home video and digital video formats for motion pictures controlled by Relativity that are not part of a finance package provided to a major studio or their affiliates, propelling us beyond our existing position as a leading supplier of independent DVD programming to become a significant provider of major motion pictures to the home entertainment industry.  Currently, Relativity intends to finance up to 20 wholly-controlled major motion pictures each year after calendar 2007 to be granted to us under the agreement.  Each title distributed throughout the ten-year output term will carry a ten-year exclusive distribution term from the date of release.  We will oversee post production-specifically authoring and compression and development of ancillary materials-creative design, replication, marketing and advertising, sales, distribution and collections for each picture.

Stock Purchase Agreement

On August 11, 2006, in connection with the Distribution Agreement, we entered into a Stock Purchase Agreement with Relativity Media, LLC.  We agreed to issue 3,400,000 shares of our common stock to Relativity in exchange for a cash payment of $3,500 and execution of the Distribution Agreement.  The shares are registered on our Form S-3 shelf registration statement.  Relativity has pledged the shares to us in order to secure Relativity’s performance under the agreements, and they will be released from the security interest upon achieving contractually-designated milestones.

Appointment of Director

Effective August 11, 2006, we expanded our board of directors to seven members, appointed Lynwood Spinks to serve as a director, and he accepted the appointment.

Lynwood Spinks, age 53, serves as co-managing member of Relativity Media, LLC, which he co-founded in 2004.  Mr. Spinks brings 25 years of industry experience to bear in creating innovative, fiscally-sound structures to back motion picture production, financing and distribution companies as well as to co- finance studio films.  From January 2002 to October 2004, he served as a business affairs and film financing consultant for entertainment companies including Signpost Films, Walt Disney Pictures, Fireworks, and Mosaic Media Group.  From 1997 to mid-2001, he had a development and production arrangement with Universal Pictures.  Overlapping with a portion of the Universal deal, Mr. Spinks served as Chief Operating Officer of management company Industry Entertainment from mid-1999 to May 2001. Mr. Spinks served as Executive Vice President of MCA Motion Picture Group in 1996, overseeing international theatrical distribution and exhibition matters relating to Universal Pictures.  In addition, after starting as head of business affairs in 1986, Mr. Spinks served as President of Production, Executive Vice President and Chief Operating Officer of Carolco Pictures Inc. through 1995.  He was a key factor in packaging and overseeing production of films such as Terminator 2: Judgment Day and Basic Instinct, the top-grossing films worldwide in 1991 and 1992, as well as Total Recall, Cliffhanger, Chaplin, Stargate, Rambo III, as well as many others.  Mr. Spinks worked closely with directors James Cameron, Roland Emmerich, Oliver Stone, Paul Verhoeven, Lord Richard Attenborough, Adrian Lyne and others, as well as actors like Arnold Schwarzenegger, Michael Douglas, Sylvestor Stallone and Sharon Stone at the height of their careers.  At various times, he served on the boards of Carolco, United International Pictures and United Cinemas International (both Universal partnerships with Paramount Pictures) and of the Cineplex-Odeon Corporation.  While on the Carolco board, Mr. Spinks also served as a board member of LIVE Entertainment, helping to build this leading independent home video company and its valuable library.  He started his film career as a studio lawyer at Twentieth-Century Fox, specializing in international distribution, acquisition and financing.  Mr. Spinks received his J.D. from Harvard Law School.

We have entered into our standard form of director Indemnification Agreement with Mr. Spinks.  He was granted options to purchase up to 5,000 shares of our common stock at the closing price on August 11, 2006.

There are no family relationships between Mr. Spinks and any of our directors or other executive officers.  Except as co-managing member of Relativity Media, which entered into the distribution and stock purchase agreements described above, he has not had a material interest in any of our transactions.

ITEM 6.      Exhibits.

10.1                         Amendment No. 3, effective as of August 9, 2006, to Amended and Restated Loan and Security Agreement, dated as of August 10, 2005, by and between Image and Wells Fargo Foothill, Inc.  Filed as Exhibit 10.1 to Image’s Form 10-Q for the quarter ended September 30, 2005, and incorporated by reference herein.

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

IMAGE ENTERTAINMENT, INC.

Date:	August 14, 2006	By:	/S/ MARTIN W. GREENWALD
Martin W. Greenwald
President and Chief Executive Officer

Date:	August 14, 2006	By:	/S/ JEFF M. FRAMER
Jeff M. Framer
Chief Financial Officer