Form 10-Q
period 2006-09-30
IMAGE ENTERTAINMENT INC
filed 2006-11-14
CIK 216324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2006

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Exchange Act).
Yes ☐ No  ☒

Number of shares outstanding of the issuer’s common stock on November 10, 2006:  21,576,544

PART I - FINANCIAL INFORMATION

ITEM 1.          Financial Statements

IMAGE ENTERTAINMENT, INC.

Consolidated Balance Sheets

(unaudited)

September 30, 2006 and March 31, 2006

ASSETS

(In thousands)	September 30, 2006	March 31, 2006 *

Current assets:
Cash and cash equivalents	$1,950	$1,079
Accounts receivable, net of allowances of $8,728 - September 30, 2006; $9,172 - March 31, 2006	19,604	17,162
Inventories	17,738	17,498
Royalty and distribution fee advances	13,928	13,366
Prepaid expenses and other assets	1,938	948
Total current assets	55,158	50,053
Noncurrent inventories, principally production costs	2,912	2,805
Noncurrent royalty and distribution advances	25,365	23,558
Property, equipment and improvements, net	4,661	4,999
Goodwill	5,715	5,715
Other assets	1,418	545
	$95,229	$87,675

See accompanying notes to consolidated financial statements

* The March 31, 2006 consolidated balance sheet has been derived from the audited consolidated financial statements included in our 2006 Annual Report on Form 10-K.

LIABILITIES AND STOCKHOLDERS’ EQUITY

(In thousands, except share data)	September 30, 2006	March 31, 2006 *

Current liabilities:
Accounts payable	$7,854	$5,302
Accrued liabilities	4,378	4,234
Accrued royalties and distribution fees	7,076	13,355
Accrued music publishing fees	6,085	5,890
Deferred revenue	6,859	5,751
Revolving credit facility	—	11,500
Current portion of long-term debt, less debt discount	1,450	—
Total current liabilities	33,702	46,032
Long-term debt, less current portion, less debt discount	21,935	—
Other long-term liabilities, less current portion	3,507	—
Total liabilities	59,144	46,032

Stockholders’ equity:
Preferred stock, $.0001 par value, 25 million shares authorized; none issued and outstanding	—	—
Common stock, $.0001 par value, 100 million shares authorized; 21,576,000 issued and outstanding at September 30, 2006 and 21,296,000 at March 31, 2006	47,865	47,518
Additional paid-in capital	3,984	3,790
Accumulated other comprehensive gain (loss)	2	(4)
Accumulated deficit	(15,766)	(9,661)
Net stockholders’ equity	36,085	41,643
	$95,229	$87,675

See accompanying notes to consolidated financial statements

* The March 31, 2006 consolidated balance sheet has been derived from the audited consolidated financial statements included in our 2006 Annual Report on Form 10-K.

IMAGE ENTERTAINMENT, INC.

Consolidated Statements Of Operations

(unaudited)

	Three Months Ended		Six Months Ended
(In thousands, except per share data)	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
NET REVENUES	$22,842	$23,737	$45,189	$42,323

OPERATING COSTS AND EXPENSES:
Cost of sales	18,856	17,807	37,048	32,020
Selling expenses	2,701	2,675	5,043	5,366
General and administrative expenses	4,597	3,686	8,443	7,012
	26,154	24,168	50,534	44,398
LOSS FROM OPERATIONS	(3,312)	(431)	(5,345)	(2,075)

OTHER EXPENSES (INCOME):
Interest expense, net	479	182	760	194
Other	—	—	—	(4)
	479	182	760	190
LOSS BEFORE INCOME TAXES	(3,791)	(613)	(6,105)	(2,265)
INCOME TAXES	—	—	—	—
NET LOSS	$(3,791)	$(613)	$(6,105)	$(2,265)
NET LOSS PER SHARE:
Net loss – basic and diluted	$(.18)	$(.03)	$(.29)	$(.11)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	21,478	21,252	21,387	21,252

See accompanying notes to consolidated financial statements

IMAGE ENTERTAINMENT, INC.

Consolidated Statements of Cash Flows

(unaudited)

For the Six Months Ended September 30, 2006 and 2005

(In thousands)	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(6,105)	$(2,265)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of production costs	2,332	2,088
Depreciation and other amortization	1,333	1,308
Change in provision for estimated doubtful accounts, sales returns and other credits	523	28
Provision for lower of cost or market inventory writedowns	857	632
Gain on sale of asset	—	(4)
Changes in assets and liabilities associated with operating activities, net of acquired business:
Accounts receivable	(2,965)	6,443
Inventories	(1,374)	(3,631)
Royalty and distribution fee advances	(927)	(5,372)
Production cost expenditures	(2,162)	(2,386)
Prepaid expenses and other assets	(753)	(1,192)
Accounts payable, accrued royalties, fees and liabilities	(5,067)	(4,454)
Deferred revenue	1,108	1,066
Net cash used in operating activities	(13,200)	(7,739)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	$(664)	$(724)
Acquisition of business, net of cash acquired	—	(8,241)
Net cash used in investing activities	(664)	(8,965)

See accompanying notes to consolidated financial statements

IMAGE ENTERTAINMENT, INC.

Consolidated Statements of Cash Flows, Continued

(unaudited)

For the Six Months Ended September 30, 2006 and 2005

(In thousands)	2006	2005

CASH FLOWS FROM FINANCING ACTIVITIES:

Borrowings under revolving credit facility	$31,707	$18,611
Repayments of borrowings under revolving credit facility	(43,207)	(4,716)
Proceeds from issuance of long-term debt, net of costs	25,888	—
Repayments of long-term debt	—	(669)
Principal payments under capital lease obligations	—	(109)
Proceeds from exercise of common stock warrant	330	—
Proceeds from exercise of employee stock options	17	—
Net cash provided by financing activities	14,735	13,117
NET INCREASE (DECREASE) IN CASH:	871	(3,587)

Cash and cash equivalents at beginning of period	1,079	6,339
Cash and cash equivalents at end of period	$1,950	$2,752

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:
Interest	$455	$131
Income taxes	$6	$18

Supplemental Disclosures of Noncash Continuing Operating, Investing and Financing Activities:

On August 30, 2006, we issued warrants with a fair value of $1,900,000 in connection with a convertible debt financing.  The warrant was recorded as a discount to the related $17 million debt and a long-term liability.  See Note 8. Long-Term Debt - Private Placement of Senior Convertible Note and Warrants.

On August 16, 2006, we issued a warrant to a finder in connection with the Relativity agreement.  The warrant had a fair value of $194,000 and was recorded as a component of other assets and as additional paid in capital.  See Note 2.  Exclusive Distribution Agreement with Relativity Media and Planned Issuance of Common Shares.

We recorded a deferred manufacturing credit of $1,945,000 with an offsetting discount on the $10 million manufacturing advance from Sonopress.  See Note 8. Long-Term Debt - New Disc Replication Agreement and Related Advance.

As of September 30, 2006, we accrued approximately $1.4 million to accrued royalty advances and distribution fees for committed unpaid royalty/production advances where future payment is based upon the release of the program or the passage of time.

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

Note 2.                                  Exclusive Distribution Agreement with Relativity Media and Planned Issuance of Common Shares

On August 11, 2006, we entered into a 10-year distribution agreement with Relativity Media, LLC.  The agreement calls for Relativity to provide us with the exclusive home video and digital distribution rights to motion pictures wholly financed through or otherwise under the control of Relativity, in exchange for which we will be solely responsible for all distribution services for the DVD home video and digital release of each film.

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

As we are to receive motion pictures for DVD and digital exploitation in exchange for common stock which is deemed unvested and forfeitable for accounting purposes in accordance with Emerging Issues Task Force (EITF) No. 96-18 Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, we will treat our common stock as unissued for accounting purposes until each title is delivered. Consequently, there will be no recognition at the measurement date and no entry will be recorded.

The stock issued to Relativity will be included in the computation of basic earnings per share as of the date that all necessary conditions have been satisfied.  With respect to diluted earnings per share, the Relativity stock will be included in the computation of diluted earnings per share when contingencies other than payment of the release amount for the shares have been satisfied.

To date, Relativity has not provided us the first titles to be released under the agreement and to date, we have not issued the shares to Relativity.

On August 16, 2006, in connection with the Relativity agreement, we issued a warrant to a third party exclusive rights finder.  The term of the warrant is 4.37 years and has a strike price of $3.81, the closing price of our common stock on the date of grant.  The fair value of the warrant was $194,000, using the Black-Scholes valuation model.  The warrant is only convertible into our common stock.  We have capitalized the fair value of the warrant as a component of other assets with a corresponding credit to additional paid in capital.  We will amortize the asset to cost of sales over the related revenues generated from the Relativity titles.

Note 3.                                  Accounting for Stock-Based Compensation

On April 1, 2006, we adopted Statement of Financial Accounting Standards (SFAS) No. 123R using the “modified prospective” method. Under this method, SFAS No. 123R requires that we measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the grant date for all awards granted after March 31, 2006.  Such cost will be recognized over the period during which an employee of ours is required to provide service in exchange for the award (i.e. the vesting period).

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

	Three Months Ended September 30,		Six Months Ended September 30,
(In thousands, except per share data)	2006	2005	2006	2005

Consolidated loss, as reported	$(3,791)	$(613)	$(6,105)	$(2,265)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	—	(150)	—	(299)
Pro forma consolidated net loss	$(3,791)	$(763)	$(6,105)	$(2,564)

Consolidated net loss per share:
As reported – basic and diluted	$(.18)	$(.03)	$(.29)	$(.11)
Pro forma – basic and diluted	$(.18)	$(.04)	$(.29)	$(.12)

We use the Black-Scholes option pricing model to calculate the grant-date fair value of an option award.  The following assumptions were used for the six months ended September 30, 2006 and 2005, respectively:

	2006	2005
Expected life (years)	6.93	2.5-5.0
Interest rate	4.83%	2.76 – 4.10%
Volatility	60%	60-67%
Dividend yield	0.00%	0.00%

We granted a stock option to a new director in our second quarter ended September 30, 2006, the only unvested director or employee option at September 30, 2006.  We currently plan to issue directors restricted stock units in the future as an alternative to issuing option awards.  Share-based compensation expense related to employee stock options and restricted stock units under SFAS 123R for the three and six months ended September 30, 2006, was not material.

Note 4.                                  New Accounting Pronouncements

In September 2006, the SEC issued SAB 108, The Effect of Prior-Year Errors on Current-Year Materiality Evaluations that addresses how uncorrected errors in previous years should be considered when quantifying errors in current year financial statements.  This SAB is effective for the fiscal years ending after November 15, 2006.  Upon adoption, companies are allowed to record the effects as a cumulative-effect adjustment to retained earnings.  We are currently evaluating the impact of the SAB on the financial statements upon adoption and do not anticipate a material impact on operating results or financial position.

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and requires enhanced disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements. The pronouncement is effective for fiscal years beginning after November 15, 2007. The guidance in SFAS 157 will be applied prospectively with the exception of: (i) block discounts of financial instruments; (ii) certain financial and hybrid instruments measured at initial recognition under SFAS 133; which are to be applied retrospectively as of the beginning of initial adoption (a limited form of retrospective application).  We will change how we estimate fair value starting in fiscal 2009.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions. This Interpretation requires that we recognize in the consolidated financial statements the impact of a tax position that is more likely than not to be sustained upon examination based on the technical merits of the position. FIN 48 contains extensive disclosure requirements.  The provisions of FIN 48 will be effective as of the beginning of our

2008 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 on the consolidated financial statements.

Note 5.                                  September 2006 Quarter Bad Debt Charge Due to Tower Records Bankruptcy Filing

MTS Incorporated and its subsidiaries and divisions, including Tower Records (“Tower”),  an independent music and entertainment retailer which owns and operates 89 Tower Records stores in 20 states nationwide, announced on August 20, 2006, its intent to sell the Company through a process under Section 363 of the Bankruptcy Code.  As of the bankruptcy date, we had approximately $883,000 in trade receivables outstanding from Tower.  We have recorded a bad debt charge of approximately $496,000 to general and administrative expenses for the quarter ended September 30, 2006.  This charge reflects the net expense, after reversing royalties and distribution fees otherwise payable by us had we expected to collect the Tower trade receivable.  We wrote off as uncollectible the entire Tower trade receivable balance at September 30, 2006.  We are reviewing bids to sell our unsecured trade receivable claim against Tower.

Note 6.                                  Inventories

Inventories at September 30, 2006, and March 31, 2006, are summarized as follows:

(In thousands)	September 30, 2006	March 31, 2006
DVD	$11,100	$11,446
Other (principally DVD packaging components and finished CD inventory)	3,873	3,011
	14,973	14,457
Production costs, net	5,677	5,846
	20,650	20,303
Less noncurrent portion of inventories, principally non-recoupable production costs	2,912	2,805
Current portion of inventories	$17,738	$17,498

Inventories consist primarily of finished DVD and CD product for sale and are stated at the lower of average cost or market.

Production costs consist of capitalized costs to produce licensed programming for domestic and international distribution and include the costs of film and tape conversion to the optical disc format, menu and packaging design, authoring, compression, mastering and the overhead of our creative services and production departments.  Production costs are reflected net of accumulated amortization of $11,608,000 and $11,485,000 at September 30, 2006, and March 31, 2006, respectively.

Note 7.                                  Investment in Film Production.

Investment in film production is classified as a component of royalty and distribution fee advances at September 30, 2006, and March 31, 2006, and is summarized as follows:

(In thousands)	September 30, 2006	March 31, 2006
Completed and not released	$4,418	$801
In production	1,572	3,607
In development	58	98
	$6,048	$4,506

At September 30, 2006, we have completed eight motion pictures.  Currently, each motion picture is being reviewed internally as well as by third parties with respect to the potential for domestic and international theatrical and/or broadcast opportunities and ultimately the release of each title on DVD and through digital distribution.  The eight completed titles and two titles in production are as follows:

•                  Sisters – produced by Ed Pressman and starring Stephen Rea and Chloe Sevigny

•                  Dark Horse Entertainment:

•                  Driftwood, directed by Tim Sullivan (2001 Maniacs), starring Ricky Ullman, Talan Torriero and Diamond Dallas Page

•                  Splinter, directed by Michael D. Olmos, starring Tom Sizemore and Edward James Olmos

•                  Monarch of the Moon

•                  Graymark Productions:

•                  Surveillance, directed by Fritz Kiersch (Children of the Corn) and starring Armand Assante

•                  The Hunt, directed by Fritz Kiersch

•                  Soul’s Midnight, starring Armand Assante

•                  Fingerprints, starring Kristin Cavallari and Lou Diamond Phillips

We have two titles in production. They are:

•                  Dark Horse Entertainment’s My Name is Bruce, directed by and starring Bruce Campbell (Evil Dead and Army of Darkness)

•                  Amicus Entertainment’s Stuck, directed by Stuart Gordon (Re-Animator and Masters of Horror) and starring Mena Suvari and Stephen Rea

Note 8.                                  Long-Term Debt.

New Disc Replication Agreement and Related Advance

On June 30, 2006, we entered into a five-year disc replication agreement with Sonopress LLC.  Sonopress serves as our exclusive manufacturer of our DVD requirements.  This will include the HD-DVD and Blu-ray Disc® high-definition formats.  At our option, they may also manufacture our CD requirements.  On June 30, 2006, we received an interest-free $10 million advance against future manufacturing from Sonopress, to be repaid at $0.20 per disc manufactured, plus payment of a $0.042 administrative fee per disc manufactured until the advance is repaid.  Subsequent to June 30, 2006, the proceeds from the Sonopress advance were used to reduce outstanding borrowings under our Wells Fargo Foothill revolving line of credit facility.  All outstanding amounts under the advance are subordinated to all of our obligations outstanding to Foothill.  Sonopress has taken a security interest in all of our assets in second position behind Foothill.   As the obligation is non-interest bearing, we have imputed and recorded a debt discount of $1,945,000 to the $10 million face amount of the advance based upon our borrowing rate with our bank.    The deferred manufacturing credit is classified in other long-term liabilities at September 30, 2006.  We amortize the deferred credit as a reduction to inventory purchase cost based upon actual discs manufactured by Sonopress.  Additionally, we amortize the debt discount, using the effective interest method, to interest expense.  We additionally record the $0.042 administrative fee per disc manufactured as an additional inventory manufacturing cost.  Amortization of the debt discount as noncash interest expense totaled $183,000 for the three and six months ended September 30, 2006. Amortization of the deferred manufacturing credit totaled $23,000 for the three and six months ended September 30, 2006.

Private Placement of Senior Convertible Note and Warrants

On August 30, 2006, we issued to Portside Growth and Opportunity Fund (“Portside” or “holder”) in a private placement a senior convertible note in the principal amount of $17,000,000 and related warrants to purchase 1,000,000 shares of our common stock, and on November 10, 2006, we entered into an Amendment and Exchange Agreement with Portside, which agreement modified certain terms in the transaction documents and provided for a replacement warrant to be issued in exchange for the warrant previously issued to Portside.  The notes accrue interest at a rate of 7.875% per annum with accrued interest payable quarterly in arrears in either cash or stock.  The notes have a term of five years and are convertible into 4,000,000 shares of our common stock at a conversion price of $4.25 per share, subject to the antidilution adjustments.  The related warrants are exercisable for an aggregate of 1,000,000 shares of our common stock at an exercise price of $4.25 per share, subject to the antidilution adjustments described below.  The warrants are exercisable beginning on March 2, 2007, and have a term of five years from the issuance date.

Beginning thirty months following closing, the holder may require bi-annual payments, each in the amount of $4,000,000 principal, plus interest.  If the average weighted trading price of our common stock is greater than $4.00 per share for the twenty trading days immediately prior to the due date for the first payment, then we can delay the first payment until the thirty-sixth month following closing.

Following the first anniversary of the closing but before the second anniversary, we may force conversion if the weighted average trading price is at least $6.38 per share (or 150% of the then conversion price) for twenty trading days.  Following the second anniversary of the closing, we may force conversion if the weighted average trading price is at least $7.65 per share (or 180% of the then conversion price) for twenty trading days. In no event can we force the holder to acquire by conversion more than 4.99% of the issued and outstanding shares of our common stock.

If we sell new securities during the first year following closing for a price less than $4.25 (or such other conversion or exercise price then in effect), then the conversion price of the note and exercise price of the warrant will be reduced to an amount equal to the price of the new securities sold. If we sell new securities after the first year following closing for a price less than $4.25 (or such other conversion or exercise price then in effect), then the conversion price of the note and exercise price of the warrant will be reduced to a weighted average amount pursuant to the formula contained in the note and warrant; provided, however, the exercise price of the warrant has a floor price of $3.67 until we receive any necessary stockholder approval as provided in the warrant. The holder has the right to participate in any future sale of securities for two years following closing. Pursuant to a registration rights agreement, we will file a registration statement to cover the resale of the shares underlying the note and warrant.

In the event of a change of control, the holder has the right to redeem the outstanding principal balance of the note at 120% of par and the warrant at the then-current Black Scholes value.  On November 10, 2006, at our request, the holder amended the note and warrant, which among other provisions, gives Image the right but not the obligation, in the event of a change of control with a private acquiring company, to redeem the outstanding principal balance of the note at 125% of par and the warrant at the then-current Black Scholes value. The amendment also removes restrictive covenants from the note in a change of control transaction, should the note be assumed by the acquiring company.

The instruments issued as part of this transaction contain several embedded derivatives which we have valued in accordance FASB Statement No. 133, Derivative Instruments and Hedging Activities.  The embedded derivatives included the holder’s right to redeem the note in the event of a change of control and Image’s right to redeem the note in the event of a change of control to a private company.  KPMG LLP’s Economic and Valuation Services practice assisted in the valuation of warrant and derivatives.  The net fair value of all of the derivatives was not material. The fair value of the warrant was $1,900,000, which was recorded as a discount on the $17 million note liability with an offsetting credit to warrant liability in accordance with SFAS 150 Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity and FSP 150-1 Issuer’s Accounting for Freestanding Financial Instruments Composed of More Than One Option or Forward Contract Embodying Obligations under FASB Statement No. 150.   The accrued warrant liability is included as a component of other long-term liabilities in the accompanying balance sheet at September 30, 2006.  We will revalue at least annually and when circumstances indicate the value would materially change.  We will re-address liability classification each quarterly reporting period.

Additionally, $1,120,000 in direct costs relating to the private placement were recorded as an asset-deferred financing costs and is amortized as an additional noncash interest expense using the effective interest rate method over the life of the related private placement debt.  Amortization of the debt discount and the deferred financing costs using the effective interest method as a noncash charge to interest expense, totaled $47,000 and $28,000, respectively, for the three and six months ended September 30, 2006.

Long-term debt at September 30, 2006, and March 31, 2006, consisted of the following:

(In thousands)	September 30, 2006	March 31, 2006
Subordinated senior convertible note, less debt discount of $1,853	$15,147	$—
Subordinated manufacturing advance obligation, less debt discount of $1,762	8,238
	23,835
Current portion of long-term debt, less debt discount of $669	1,450	—
Long-term debt less current portion, less debt discount	$21,935	$—

Note 9.                                  Revolving Credit and Term Loan Facilities

At September 30, 2006, we had no borrowings outstanding under our revolving credit facility.  Interest on our revolver borrowings were at prime plus 0.75% (9.00% at September 30, 2006). At September 30, 2006, we had cash of $1,950,000 and borrowing availability of $14,458,000 and $1 million, respectively, under our revolving credit and term loan facilities with Foothill.  See Note 8. Long-Term Debt above.  The maximum revolving credit borrowing limit during the period from and including April 15 through October 31, is $21 million and increases to $25 million during the remainder of each year to allow for increased seasonal borrowing if necessary (actual borrowing availability remains substantially based upon eligible trade accounts receivable levels).

We were not in compliance with the covenant establishing a minimum EBITDA, as defined by Foothill, of $1,500,000 for the twelve months ended September 30, 2006.  Our EBITDA, as defined by Foothill, was approximately $86,000, or approximately $1,414,000 short of the required minimum.  At our request and as noted below, Foothill has waived this minimum EBITDA requirement for the 12 month measurement period ended September 30, 2006, and has reduced the EBITDA covenant thresholds going forward.   Should we not be in compliance with future covenants, there is no assurance Foothill will provide waivers for noncompliance.  Without a waiver for noncompliance of a covenant default, obligations outstanding under the line of credit would be in default and would potentially cause cross-default in other debt causing such debt to be immediately due and payable.  We would attempt to refinance our revolving line of credit with a new lender at terms which may be less favorable than Foothill, however, there can be no assurance that we would be successful doing so.  We were in compliance with all other financial and operating covenants at September 30, 2006, and expect to be in compliance with all covenants, as amended, for the next twelve months.

On November 13, 2006, at our request, Foothill further amended our August 10, 2005, Amended and Restated Loan and Security Agreement to:

•                  waive our required compliance with the minimum EBITDA requirement for the twelve months ended September 30, 2006

•                  reduce the minimum EBITDA covenant on a go forward basis

In consideration for the above amended terms, Foothill:

•                  increased our borrowing rates by 0.75%

•                  eliminated our LIBOR borrowing option

•                  decreased our accounts receivable concentration limits, as defined

•                  eliminated availability under the unused $1 million capital expenditures line of credit

•                  eliminated our ability to borrow on previously eligible inventory

•                  restricted our ability to invest in motion picture production

•                  restricted our ability to invest in other content production should our borrowing availability level drop to $5 million

•                  charged Image a fee of $50,000

Our current borrowing availability was reduced by approximately $2,850,000 as a result of the above consideration provided to Foothill.  In accordance with EITF No. 98-14 – Debtor’s Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements, we expensed approximately $5,000 of our remaining Foothill unamortized deferred financing costs due to the reduction in line availability.

Note 10.                           Subsequent Events — Management’s Plan to Reduce Operating Costs

In an effort to reduce operating costs and achieve profitability, management has embarked on several cost reducing initiatives expected to reduce annual expenses.

•      On November 9, 2006, we laid off 27 employees, who along with an additional six employees who recently left us through attrition, reduces our personnel headcount by 33, resulting in a reduction in our workforce of approximately 16%. Annual expense savings from this cost savings initiative, including salary and benefits, total an estimated $2.2 million. The expense savings will be reflected primarily in selling and general and administrative expenses and amortization of non-recoupable production costs (cost of sales) on a go-forward basis.

•      We plan to close our Image UK content acquisitions office by November 30, 2006, saving annual expenses of approximately $400,000. Of the $400,000 in savings, $235,000 is compensation related and is not included in the $2.2 million in annual expense savings from reduced head count discussed above.  The expense savings will be reflected in general and administrative expenses on a go-forward basis.

•      Other cost reducing initiatives include operational changes to reduce overall distribution expenses and reduced use of third-party consulting, temporary and professional services.

We expect to record one-time charges for severance associated with the involuntary termination of our employees and to accrue for the remaining rent of our Image UK office totaling approximately $530,000 in our third quarter ending December 31, 2006.

Note 11.                           Net Loss per Share Data

The following presents a reconciliation of the numerators and denominators used in computing basic and diluted net loss per share for the three and six months ended September 30, 2006 and 2005:

	Three Months Ended September 30,		Six Months Ended September 30,
(In thousands, except per share data)	2006	2005	2006	2005

Net loss– basic and diluted numerator	$(3,791)	$(613)	$(6,105)	$(2,265)
Weighted average common shares outstanding – basic and diluted denominator	21,478	21,252	21,387	21,252
Net loss per share – basic and diluted	$(.18)	$(.03)	$(.29)	$(.11)

Outstanding common stock options not included in the computation of diluted loss per share for the three and six months ended September 30, 2006, totaled 2,614,000.  They were excluded because their inclusion would have an antidilutive effect on loss per share.

Note 12.                           Segment Information

In accordance with the requirements of SFAS No. 131, Disclosures about Segments of and Enterprises and Related Information, selected financial information regarding our reportable business segments, domestic and international, are presented below.  Domestic wholesale distribution of home entertainment programming on DVD accounted for approximately 91% and 92% of our net revenue for the three and six months ended September 30, 2006, respectively, and over 88% and 85% of our net revenue for the three and six months ended September 30, 2005, respectively.  Management evaluates segment performance based primarily on net revenues, operating costs and expenses and earnings (loss) before income taxes.  Interest income and expense is evaluated on a consolidated basis and not allocated to our business segments.

For the Three Months Ended September 30, 2006:

	2006
(In thousands)	Domestic	International	Inter-segment Eliminations	Consolidated
Net Revenues	$22,340	$502	$—	$22,842
Operating Costs And Expenses	25,689	465	—	26,154
Earnings (Loss) From Operations	(3,349)	37	—	(3,312)
Other Expenses	479	—	—	479
Earnings (Loss) Before Income Taxes	$(3,828)	$37	$—	$(3,791)

For the Three Months Ended September 30, 2005:

	2005
(In thousands)	Domestic	International	Inter-segment Eliminations	Consolidated
Net Revenues	$23,069	$668	$—	$23,737
Operating Costs And Expenses	23,454	714	—	24,168
Loss From Operations	(385)	(46)	—	(431)
Other Expenses	182	—	—	182
Loss Before Income Taxes	$(567)	$(46)	$—	$(613)

For the Six Months Ended September 30, 2006:

	2006
(In thousands)	Domestic	International	Inter-segment Eliminations	Consolidated
Net Revenues	$44,098	$1,091	$—	$45,189
Operating Costs And Expenses	49,479	1,055	—	50,534
Earnings (Loss) From Operations	(5,381)	36	—	(5,345)
Other Expenses	760	—	—	760
Earnings (Loss) Before Income Taxes	$(6,141)	$36	$—	$(6,105)

For the Six Months Ended September 30, 2005:

	2005
(In thousands)	Domestic	International	Inter-segment Eliminations	Consolidated
Net Revenues	$40,806	$1,517	$—	$42,323
Operating Costs And Expenses	42,877	1,521	—	44,398
Loss From Operations	(2,071)	(4)	—	(2,075)
Other Expenses	190	—	—	190
Loss Before Income Taxes	$(2,261)	$(4)	$—	$(2,265)

	As of
(In thousands)	September 30, 2006	March 31, 2006
Total Assets:
Domestic	$94,765	$86,950
International	464	725
Consolidated Total Assets	$95,229	$87,675

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

•                  Digital

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

•                  over 1,700 video titles

•                  over 170 audio titles

•                  containing more than 2,500 individual tracks

We currently release an average of over 30 new exclusive DVD titles and five new exclusive CD titles each month.

We acquire content mainly by entering into exclusive licensing or distribution arrangements with producers and other content providers.  We typically supplement such content by designing and producing additional content and value-added features.  We routinely produce our own original entertainment content, focused on DVD live performance music concerts and comedy events with some of the most recognizable names in the industry, and various forms of urban genre content.  We have co-produced feature horror and other genre specific titles with budgets from less than $500,000 to $3.5 million through co-production agreements with:

•                  Dark Horse Entertainment

•                  Graymark Productions

•                  Amicus Entertainment

In addition, we have co-produced a feature thriller film with Sisters Wooster, Inc.

At September 30, 2006, we have completed eight motion pictures.  Currently, each motion picture is being reviewed internally as well as by third parties with respect to the potential for domestic and international theatrical and/or broadcast opportunities and ultimately the release of each title on DVD and through digital distribution.  Through September 30, 2006, we have funded approximately $6 million of these co-productions.  The eight completed titles and two titles in production, including their details are as follows:

•                  Sisters - produced by Ed Pressman and starring Stephen Rea and Chloe Sevigny in a remake of Brian De Palma’s classic thriller

•                  Plot Outline: A pair of Siamese twins is separated and one is forced to live a sheltered existence under the watchful eye of a controlling psychiatrist.

•                  Dark Horse Entertainment:

•                  Driftwood, directed by Tim Sullivan (2001 Maniacs), starring Ricky Ullman, Talan Torriero and Diamond Dallas Page

•                  Plot Outline: Guilty over the loss of his rock star older brother, 16-year-old David Forrester (Ricky Ullman) becomes obsessed with death, leading his misguided parents to send him to Driftwood, an attitude-adjustment camp for troubled youths run by the sadistic Captain Doug Kennedy (Diamond Dallas Page) and his brutal young henchman, Yates (Talan Torriero). Once there, David becomes haunted by the spirit of Jonathan, a former inmate who met a mysterious end, a mystery whose resolution could very well be David’s only way out.

•                  Splinter, directed by Michael D. Olmos, starring Tom Sizemore and Edward James Olmos

•                  Plot Outline: A gang member, suffering from severe memory loss, searches for his brother’s murderer. He secretly enlists the aid of the investigating detective, while other members of his gang are mysteriously and sadistically murdered.

•                  Monarch of the Moon,

•                  Plot Outline:  America calls on its greatest superhero, The Yellow Jacket, to defeat Japan’s deadliest super agent, The Dragonfly, whose organization, Axis, has made an unholy alliance with the sinister Monarch of the Moon. The Monarch’s secret intent is to invade Earth and strip it of all its natural resources. America’s greatest hero is the only thing that stands between the Monarch and his treacherous goal.

•                  Graymark Productions:

•                  Surveillance, directed by Fritz Kiersch (Children of the Corn) and starring Armand Assante

•                  Plot Outline: The story of an obsessive department store security guard whose spotless record at crime prevention marks the horrifying reality of blackmail, deception and murder.

•                  The Hunt, directed by Fritz Kiersch

•                  Plot Outline: Bow hunting enthusiast Jack Hamberg, his eight-year old stepson Clint and former news cameraman Atticus Monroe are on a mission to make a deer hunting video. All that is needed to complete the video is a kill. Jack and Atticus reluctantly decide to trespass onto a nearby property where there may be more abundant prey. Once inside the restricted area, they come upon some frightening realizations. The hunters have become the hunted. Only one comes out alive with the tapes that captured the horrific events that transpired on The Hunt.

•                  Soul’s Midnight, starring Armand Assante

•                  Plot Outline: Soul’s Midnight is a present day vampire horror based on a historic cult who delves into ancient rituals revolving around the legend of St. George. The Eve of St. George is upon them and they must find the perfect sacrifice, a child with an untainted ancestry to St. George, to resurrect their ancient leader.

•                  Fingerprints, starring Kristin Cavallari and Lou Diamond Phillips

•                  Plot Outline: Fresh out of rehab, a young woman moves back in with her parents and sister (Cavallari), and soon becomes involved in a mystery that has left people in her town paralyzed.  Fingerprints won the “Best Feature” award at the New York City Horror Film Festival in October 2006.

We have two titles in production. They are as follows:

•                  Dark Horse Entertainment’s My Name is Bruce, directed by and starring Bruce Campbell (Evil Dead and Army of Darkness)

•                  Plot Outline: B Movie Legend Bruce Campbell is mistaken for his character Ash from the Evil Dead trilogy and forced to fight a real monster in a small town in Oregon.

•                  Amicus Entertainment’s Stuck, directed by Stuart Gordon (Re-Animator and Masters of Horror) starring Mena Suvari and Stephen Rea

•                  Plot Outline: A young woman commits a hit-and-run, then finds her fate tied to her victim.

Second Quarter Fiscal 2007 Highlights

•                  Overall net revenues decreased 3.8% to $22,842,000, compared with net revenues of $23,737,000 for the second quarter of fiscal 2006.

•                  Digital distribution revenues grew to $205,000, compared to $29,000 for the second quarter of fiscal 2006.

•                  Gross profit margins were 17.5%, compared to 25.0% for the second quarter of fiscal 2006.

•                  Selling expenses were 11.8% of net revenues, up from 11.3% of net revenues for the second quarter of fiscal 2006.

•                  General and administrative expenses were 20.1% of net revenues, up from 15.5% of net revenues for the second quarter of fiscal 2006.  Includes Tower net expense charge of $496,000 as a result of their bankruptcy filing, $343,000 in expenses related to the Lions Gate contested proxy vote and $100,000 in fees associated with the investment banker analysis of the Relativity agreement. These expenses contributed 4.1% of the 4.6% increase in general and administrative expenses as a percentage of net revenues.

•                  Net loss was $3,791,000 ($.18 per diluted share), compared to net loss of $613,000 ($.03 per diluted share) for the second quarter of fiscal 2006.

•                  On August 11, 2006, we entered into a 10-year exclusive distribution agreement with Relativity Media, LLC for the DVD and digital rights to up to 20 Relativity motion pictures per year.  See “Exclusive Distribution Agreement with Relativity Media” below.

•                  As a material inducement to enter into the distribution agreement, we agreed to issue Relativity 3.4 million shares of our common stock subject to future payment and delivery requirements.

•                  On August 20, 2006, our retail customer Tower Records filed for bankruptcy.  See “Tower Records Bankruptcy Filing” below.

•                  On August 30, 2006, we issued to Portside Growth and Opportunity Fund (“Portside” or “holder”) in a private placement, a senior convertible note in the principal amount of $17,000,000 and related warrants to purchase 1,000,000 shares of our common stock.  On November 10, 2006 we amended our agreements with the holder. See “Private Placement of Senior Convertible Note and Warrants” below.

•                  On November 9, 2006, we put in place cost cutting initiatives as described under “Management’s Plan to Reduce Operating Costs” below.

•                  On November 13, 2006, we further amended our revolving credit facility with Foothill to waive our covenant violation for not achieving the minimum EBITDA target for the September 2006 quarter and lower our minimum EBITDA covenant targets on a go-forward basis and restricted our availability under the line.

The highlights above are intended to identify some of our more significant events and transactions during the quarter ended September 30, 2006, and recent events which occurred after the quarter’s end.  However, these highlights are not intended to be a full discussion of our results for the quarter.  These highlights should be read in conjunction with the following discussion of Results of Operations and Liquidity and Capital Resources and with our condensed consolidated financial statements and footnotes accompanying this report.

Management’s Plan to Reduce Operating Costs

In an effort to reduce operating costs and achieve profitability, management has embarked on several cost reducing initiatives that should initially reduce annual expenses by approximately $3.8 million.

•                  On November 9, 2006, we laid off 27 employees spread throughout various departments, who along with an additional six employees who recently left us through attrition and were not replaced, reduces our personnel headcount by 33, resulting in a reduction in our workforce of approximately 16%.  Annual expense savings from this cost savings initiative, including salary and benefits, total an estimated $2.2 million.  The expense savings will be reflected primarily in selling and general and administrative expenses and amortization of non-recoupable production costs (cost of sales) on a go-forward basis.

•                  We plan to close our Image UK content acquisitions office by November 30, 2006, saving annual expenses of approximately $400,000.  Of the $400,000 in savings, $235,000 is compensation related and is not included in the $2.2 million in annual expense savings from reduced head count discussed above.  The expense savings will be reflected in general and administrative expenses on a go-forward basis. The UK office was used primarily as a focal point for the acquisition of programming not available in North America. We believe that the realignment of our acquisition efforts should allow us to close this satellite office.

•                  We are making changes in our freight policy and reducing distribution facility expenses, such as temporary labor, employee overtime, utilities and cost of supplies.  We expect an immediate annual expense savings from these initiatives of approximately $500,000.  The expense savings will be reflected in cost of sales on a go-forward basis.

•                  Our successfully-implemented vendor management inventory (VMI) system is affording us approximately $200,000 in annual savings based upon net expense savings generated by reduced freight costs.  The expense savings will be reflected in cost of sales on a go-forward basis.

•                  We plan to increase the number of new release shipments directly from our new disc manufacturer Sonopress.  This will result in net expense freight savings of approximately $100,000.  The expense savings will be reflected in cost of sales on a go-forward basis.

•                  We are contemplating having Sonopress carry inventory of our top 200 to 300 titles at their distribution facility in an effort to save future freight expenses.

•                  We are planning to reduce third-party professional services that will save approximately $180,000 annually beginning in our fourth quarter ending March 31, 2007.

•                  We have implemented our content rights management system and expect future comparative savings from outside consultants to be $300,000 annually beginning in our fourth quarter ending March 31, 2007.

•                  We expect to record one-time charges for severance associated with the involuntary termination of our employees and to accrue for the remaining rent of our Image UK office totaling approximately $530,000 in our third quarter ending December 31, 2006.

Tower Records Bankruptcy Filing

MTS Incorporated and its subsidiaries and divisions, including Tower Records (“Tower”), an independent music and entertainment retailer, which owns and operates 89 Tower Records stores in 20 states nationwide, announced on August 20, 2006 its intent to sell the company through a process under Section 363 of the Bankruptcy Code. We believe that Tower suffered from increasing competition from Internet and big-box discount stores, and its decision to keep opening new stores in the face of a consumer heading toward online music downloads.  Tower was purchased by a liquidator which is currently liquidating the chain through going-out-of-business sales.  Tower’s inventory, including our product previously sold to them, is being deeply discounted to consumers.

At September 30, 2006, we had approximately $883,000 in trade receivables outstanding from Tower.  We have recorded a bad debt charge of approximately $496,000 to general and administrative expenses for the quarter ended September 30, 2006.  This charge reflects the net expense of the bankruptcy, after reversing royalties and distribution fees otherwise payable by us had we expected to collect the Tower trade receivable.  We wrote off as uncollectible the entire Tower trade receivable balance at September 30, 2006.  We are currently reviewing bids to sell our unsecured trade receivable claim against Tower.  Any recoveries will be recorded when collected.  Our net revenues with Tower for the six months ended September 30, 2006, were $987,000, or 2.2% of overall net revenues.  Our net revenues with Tower for the fiscal year ended March 31, 2006, were $4.3 million, or 3.9% of our overall net revenues for the year.

New Disc Replication Agreement and Related Advance

On June 30, 2006, we entered into a five-year disc replication agreement with Sonopress LLC.  Sonopress serves as our exclusive manufacturer of our DVD requirements.  This will include the HD-DVD and Blu-ray Disc®

high-definition formats.  At our option, they may also manufacture our CD requirements.  On June 30, 2006, we received an interest-free $10 million advance against future manufacturing from Sonopress, to be repaid at $0.20 per disc manufactured, plus payment of a $0.042 administrative fee per disc manufactured until the advance is repaid.  See “Liquidity and Capital Resources” below.

Private Placement of Senior Convertible Note and Warrants

On August 30, 2006, we issued to Portside Growth and Opportunity Fund (“Portside” or “holder”) in a private placement a senior convertible note in the principal amount of $17,000,000 and related warrants to purchase 1,000,000 shares of our common stock, and on November 10, 2006, we entered into an Amendment and Exchange Agreement with Portside, which agreement modified certain terms in the transaction documents and provided for a replacement warrant to be issued in exchange for the warrant previously issued to Portside.  See “Liquidity and Capital Resources” below.

Exclusive Distribution Agreement with Relativity Media

Distribution Agreement

On August 11, 2006, we entered into a 10-year distribution agreement with Relativity Media, LLC.  The agreement calls for Relativity to provide us with the exclusive home video and digital distribution rights to motion pictures wholly financed through or otherwise under the control of Relativity, in exchange for which we will be solely responsible for all distribution services for the DVD home video and digital release of each film.

Relativity is a financing, consulting and production company that utilizes both traditional and non-traditional channels in order to raise production and distribution funds, both for major studios and independent production entities.  To date, Relativity has structured and consummated more than $4 billion in production slate financings.  It most recently financed and co-produced:

•                  Talladega Nights: The Ballad of Ricky Bobby

•                  The Fast and the Furious: Tokyo Drift

•                  Inside Man

•                  RV

Based in part on the advice of our financial advisors and our expectations of the production budget size and type of talent associated with the titles that are to be delivered under the agreement, we project this landmark North American home video and digital distribution output agreement should generate DVD and digital revenues in the hundreds of millions of dollars over the next few years.

The agreement called for Relativity to provide us with the names of three titles within seven days after the execution of the agreement.  Relativity has not yet secured titles for us to release under this agreement.  The first group of theatrical motion pictures to be released by us under the agreement was initially projected to be in the second half of calendar 2007, or during our fiscal 2008.  This timing is dependent upon Relativity securing titles for us in the near term.

The agreement calls for us to exclusively distribute all home video and digital video formats for motion pictures controlled by Relativity that are not part of a finance package provided to a major studio or their affiliates, propelling us beyond our existing position as a leading supplier of independent DVD programming to become a significant provider of major motion pictures to the home entertainment industry.  The agreement contains a minimum number of titles to be delivered to us.  Relativity is to deliver us a minimum of three titles in calendar 2007, and a minimum of seven titles each year thereafter.  Currently, Relativity intends to finance up to 20 wholly-controlled major motion pictures each year after calendar 2007 to be granted to us under the agreement. Each title distributed throughout the ten-year output term will carry a ten-year exclusive distribution term from the date of release.  We will oversee post production—specifically authoring and compression and development of ancillary materials—creative design, replication, marketing and advertising, sales, distribution and collections for each picture.

On August 16, 2006, in connection with the Relativity agreement, we issued a warrant to a third party exclusive rights finder.  The term of the warrant is 4.37 years and has a strike price of $3.81, the closing price of our common stock on the date of grant.  The fair value of the warrant was $194,000, using the Black-Scholes valuation model.  The warrant is only convertible into our common stock.  We have capitalized the fair value of the warrant as a component of other assets with a corresponding credit to additional paid in capital.  We will amortize the asset to cost of sales over the related revenues generated from the Relativity titles.

Stock Purchase Agreement

As a material inducement to enter into the distribution agreement, we agreed to issue Relativity 3,400,000 shares of our common stock, which are registered on our Form S-3 shelf registration statement.  In order to secure Relativity’s performance under our agreement, we have been granted a security interest in the shares pursuant to a security agreement, the shares have been pledged to us pursuant to a stock pledge agreement, and a restrictive legend will be placed on the stock certificates representing the shares restricting their transfer until designated title delivery, box office performance, financial and/or payment requirements are met. To date, Relativity has not provided us the first titles to be released under the agreement and to date, we have not physically issued the shares to Relativity.

Liquidity and Capital Resources

Sources and Uses of Cash for the Six Months Ended September 30, 2006

The following factors contributed to the use of $13,200,000 in operating cash and $664,000 in investing cash in the six-month period since March 31, 2006:

•                  Our pretax loss from operations was $5,345,000 for the six months ended September 30, 2006.

•                  Includes approximately $548,000 in costs associated with the Lions Gate proxy contest and Special Committee process.

•                  Includes $100,000 in fees associated with the investment banker analysis of the Relativity agreement.

•                  Includes a net charge of $496,000 associated with the bankruptcy filing of Tower Records.

•                  Our gross trade accounts receivables (gross of reserves for sales returns, allowances and doubtful accounts) increased to $28.3 million at September 30, 2006, as compared to $26.3 million at March 31, 2006, as a result of normal seasonal fluctuations.

•                  We funded feature film production of $2.6 million.

•                  We funded other royalty and distribution fee advances in excess of recoupment by $1.5 million.

•                  We paid down accrued royalties, distribution fees and music publishing fees by $7.5 million, offset in part by a $2.4 million increase in trade payables and accrued liabilities.

•                  Approximately $953,000 in royalties previously advanced to us and classified as deferred revenues were recouped by Sony BMG.

•                  Beginning with our fourth quarter ended March 31, 2006, and in accordance with our agreement, Sony BMG has been recouping their initial $3 million royalty advance to us and not providing us with replacement advances as they had done prior to the quarter ended March 31, 2006.  Sony BMG has recouped $953,000, instead of re-advancing us this amount.

•                  We incurred $664,000 in capital expenditures in our continuing effort to improve our information technology infrastructure.

We financed these expenditures through reduction in operating cash flows from cash available on hand, through our revolving line of credit, borrowings from our new disc manufacturer Sonopress and a private placement of debt.  While we had no current outstanding borrowings under our revolving line of credit with Wells Fargo Foothill at September 30, 2006, our long-term outstanding borrowings from the private placement and the manufacturing advance from Sonopress totaled $27 million (of which $1.1 million in related fees were deducted from the proceeds of the private placement).  The $27 million in borrowings, of which $17 million may incrementally become due beginning in February 2009 and $10 million of which is incrementally due as discs are manufactured (we estimate $2.1 million will be due in the next 12 months) represents an increase of approximately $15.5 million from the $11.5 million borrowed and classified as a current liability at March 31, 2006.

Our working capital has historically been generated from the following sources:

•                  operating cash flows

•                  availability under our revolving line of credit

•                  private placement of debt and equity instruments

•                  advances from our disc manufacturer

Revolving Line of Credit with Wells Fargo Foothill

At September 30, 2006, we had no borrowings outstanding under our revolving credit facility.  Interest on our revolver borrowings were at prime plus 0.75% (9.00% at September 30, 2006). At September 30, 2006, we had cash of $1,950,000 and borrowing availability of $14,458,000 and $1 million, respectively, under our revolving credit and term loan facilities with Foothill.  See “$10 Million Manufacturing Advance From Our DVD and CD Manufacturer Sonopress” and “Private Placement of $17 Million Senior Convertible Note and Warrants” below.  Our maximum revolving credit borrowing limit during the period from November 1 through April 15 is $25 million and decreases to $21 million during the remainder of each year to allow for increased seasonal borrowing if necessary (actual borrowing availability remains substantially based upon eligible trade accounts receivable levels).

We were not in compliance with the covenant establishing a minimum EBITDA, as defined by Foothill, of $1,500,000 for the twelve months ended September 30, 2006.  Our EBITDA, as defined by Foothill, was approximately $86,000, or approximately $1,414,000 short of the required minimum.  At our request and as noted below, Foothill has waived this minimum EBITDA requirement for the 12 month measurement period ended September 30, 2006, and has reduced the EBITDA covenant thresholds going forward.  Should we not be in compliance with future covenants, there is no assurance Foothill will provide waivers for noncompliance.  Without a waiver for noncompliance of a covenant default, obligations outstanding under the line of credit would be in default and would potentially cause cross-default in other debt causing such debt to be immediately due and payable.  We would attempt to refinance our revolving line of credit with a new lender at terms which may be less favorable than Foothill, however, there can be no assurance that we would be successful doing so.  We were in compliance with all other financial and operating covenants at September 30, 2006, and expect to be in compliance with all covenants, as amended, for the next twelve months.

On November 13, 2006, at our request, Foothill further amended our August 10, 2005, Amended and Restated Loan and Security Agreement to:

•                  waive our required compliance with the minimum EBITDA requirement for the twelve months ended September 30, 2006

•                  reduce the minimum EBITDA covenant on a go forward basis

In consideration for the above amended terms, Foothill:

•                  increased our borrowing rates by 0.75%

•                  eliminated our LIBOR borrowing option

•                  decreased our accounts receivable concentration limits, as defined

•                  eliminated availability under the unused $1 million capital expenditures line of credit

•                  eliminated our ability to borrow on previously eligible inventory

•                  restricted our ability to invest in motion picture production

•                  restricted our ability to invest in other content production should our borrowing availability level drop to $5 million

•                  charged Image a fee of $50,000

Our current borrowing availability was reduced by approximately $2,850,000 as a result of the above consideration provided to Foothill.  In accordance with EITF No. 98-14 — Debtor’s Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements, we expensed approximately $5,000 of our remaining unamortized Foothill unamortized deferred financing costs due to the reduction in line availability.

$10 Million Manufacturing Advance From Our DVD and CD Manufacturer Sonopress

On June 30, 2006, we received an interest-free $10 million advance against future manufacturing from Sonopress, to be repaid at $0.20 per disc manufactured, plus payment of a $0.042 administrative fee per disc manufactured until the advance is repaid.  Subsequent to June 30, 2006, the proceeds from the Sonopress advance were used to reduce outstanding borrowings under our Wells Fargo Foothill revolving line of credit facility.  All outstanding amounts under the advance are subordinated to all of our obligations outstanding to Foothill.  Sonopress has taken a security interest in all of our assets in second position behind Foothill.  As the obligation is non-interest bearing, we have imputed and recorded a debt discount of $1,945,000 to the $10 million face amount of the advance based upon our borrowing rate with our bank.  We amortize the debt discount, using the effective interest method, as a noncash charge to interest expense. Amortization of the debt discount as noncash interest expense totaled $183,000 for the three and six months ended September 30, 2006.  We have recorded a corresponding deferred manufacturing cost credit for the same amount as a component of other long-term liabilities.  We amortize the deferred credit as a reduction to inventory purchase cost based upon actual discs manufactured by Sonopress.  Amortization of the deferred manufacturing credit totaled $23,000 for the three and six months ended September 30, 2006. We additionally record the $0.042 administrative fee per disc manufactured as an additional inventory manufacturing cost.

Private Placement of $17 Million Senior Convertible Note and Warrants

On August 30, 2006, we issued in a private placement to Portside Growth and Opportunity Fund (“Portside” or “holder”) a senior convertible note in the principal amount of $17,000,000 and related warrants to purchase 1,000,000 shares of our common stock, and on November 10, 2006, we entered into an Amendment and Exchange Agreement with Portside, which agreement modified certain terms in the transaction documents and provided for a replacement warrant to be issued to exchange for the warrant previously issued to Portside.  The notes accrue interest at a rate of 7.875% per annum with accrued interest payable quarterly in arrears in either cash or stock.  The notes have a term of five years and are convertible into 4,000,000 shares of our common stock at a conversion price of $4.25 per share, subject to the antidilution adjustments.  The related warrants are exercisable for an aggregate of 1,000,000 shares of our common stock at an exercise price of $4.25 per share, subject to the antidilution adjustments described below.  The warrants are exercisable beginning on March 2, 2007, and have a term of five years from the issuance date.

Beginning thirty months following closing, the holder may require bi-annual payments, each in the amount of $4,000,000 principal, plus interest.  If the average weighted trading price of our common stock is greater than $4.00 per share for the twenty trading days immediately prior to the due date for the first payment, then we can delay the first payment until the thirty-sixth month following closing.

Following the first anniversary of the closing but before the second anniversary, we may force conversion if the weighted average trading price is at least $6.38 per share (or 150% of the then conversion price) for twenty trading days.  Following the second anniversary of the closing, we may force conversion if the weighted average trading price is at least $7.65 per share (or 180% of the then-conversion price) for twenty trading days. In no event can we force the holder to acquire by conversion more than 4.99% of the issued and outstanding shares of our common stock.

If we sell new securities during the first year following closing for a price less than $4.25 (or such other conversion or exercise price then in effect), then the conversion price of the note and exercise price of the warrant will be reduced to an amount equal to the price of the new securities sold. If we sell new securities after the first year following closing for a price less than $4.25 (or such other conversion or exercise price then in effect), then the conversion price of the note and exercise price of the warrant will be reduced to a weighted average amount pursuant to the formula contained in the note and warrant; provided, however, the exercise price of the warrant has a floor price of $3.67 until we receive any necessary stockholder approval as provided in the warrant. The holder has the right to participate in any future sale of securities for two years following closing. Pursuant to a registration rights agreement, we will file a registration statement to cover the resale of the shares underlying the note and warrant.

In the event of a change of control, the holder has the right to redeem the outstanding principal balance of the note at 120% of par and the warrant at the then-current Black Scholes value.  On November 10, 2006, at our request, the holder amended the note and warrant, which among other provisions, provides Image the right, in the event of a change of control with a private acquiring company, to redeem the outstanding principal balance of the note at 125% of par and the warrant at the then-current Black Scholes value.  The amendment also removes restrictive covenants from the note in a change of control transaction, should the note be assumed by the acquiring company.

The instruments issued as part of this transaction contain several embedded derivatives we have valued in accordance FASB Statement No. 133, Derivative Instruments and Hedging Activities.  The embedded derivatives included the holder’s right to redeem the note in the event of a change of control and Image’s right to redeem the note in the event of a change of control to a private company.  KPMG LLP’s Economic and Valuation Services practice assisted in the valuation of warrant and derivatives.  The net fair value of all of the derivatives was not material.

The fair value of the warrant was $1,900,000, which was recorded as a discount on the $17 million note liability with an offsetting credit to warrant liability in accordance with SFAS 150 Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity and FSP 150-1 Issuer’s Accounting for Freestanding Financial Instruments Composed of More Than One Option or Forward Contract Embodying Obligations under FASB Statement No. 150.  The accrued warrant liability is included as a component of other long-term liabilities in the accompanying balance sheet at September 30, 2006.  We will revalue at least annually and when circumstances indicate the value would materially change.  We will re-address liability classification each quarterly reporting period.

Additionally, $1,120,000 in direct costs relating to the private placement were recorded as an asset-deferred financing costs and is amortized as an additional noncash interest expense using the effective interest rate method over the life of the related private placement debt.  Amortization of the debt discount and the deferred financing costs using the effective interest method as a noncash charge to interest expense, totaled $47,000 and $28,000, respectively, for the three and six months ended September 30, 2006.

Long-Term Debt

Long-term debt at September 30 and March 31, 2006, consisted of the following:

(In thousands)	September 30, 2006	March 31, 2006
Subordinated senior convertible note, net of $1,853 discount	$15,147	$—
Subordinated manufacturing advance obligation, net of $1,762 discount	8,238
	23,385
Less current portion of long-term debt, net of $669 discount	1,450	—
Long-term debt less current portion and debt discounts	$21,935	$—

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations at September 30, 2006, and the effects such obligations are expected to have on liquidity and cash flow in future periods:

	Payments due by fiscal period
(in thousands)	Total	Remainder of 2007	2008	2009	2010	2011	Thereafter
Contractual obligations:
Long-term debt obligations	$27,000	$1,619	$2,200	$6,200	$10,200	$5,781	$1,000
Operating lease obligations	12,279	865	1,656	1,658	1,702	1,745	4,653
Interest – convertible debt	4,378	669	1,339	1,313	814	210	33
Licensing and exclusive distribution agreements	10,808	7,378	3,430	—	—	—	—
Employment Agreements	3,684	1,229	2,455	—	—	—	—
Total	$58,149	$11,760	$11,080	$9,171	$12,716	$7,736	$5,686

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

Liquidity Outlook

In an effort to reduce operating costs and achieve profitability, management has embarked on several cost reducing initiatives expected to reduce annual expenses by approximately $3.8 million. See “Management Plan to Reduce Operating Costs” above.

We believe that projected cash flows from operations, borrowing availability under our revolving line of credit, cash on hand, and trade credit will provide the necessary capital to meet our projected cash requirements for at least the next 12 months.  However, any projections of future cash needs and cash flows are subject to substantial uncertainty.  We will be financially responsible for funding post production, development of ancillary materials, package design, disc replication, marketing and advertising and distribution for each of the Relativity titles delivered to Image for exclusive DVD and digital distribution.  Depending on how quickly Relativity secures the first titles to be delivered under our agreement, we would expect the first titles will be released during the second half of calendar 2007.  While much of our funding requirements under the Relativity agreement may be financed through our existing credit facility, we may require increased funding to execute under this agreement.

Additionally, should we be in a position to acquire significantly higher-profile content or libraries of content for exclusive distribution, or should we find an attractive, synergistic corporate acquisition, we would need to seek additional debt or equity financing in order to fund the transactions.  We believe any such financing could come in the form of additional corporate debt, convertible debt, convertible preferred stock or straight equity issuance of our registered shares through a private investment in public equity investor; however, there are no assurances that such financing would be available, or available on terms acceptable to us.

Off-Balance Sheet Arrangements

We currently do not have any off-balance sheet arrangements.

Results of Operations

The accompanying consolidated financial information for the three and six months ended September 30, 2006, should be read in conjunction with the Consolidated Financial Statements, the Notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations in our most recent Annual Report on Form 10-K.

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

Revenue

Sales of DVD and CD programming accounted for approximately 89.6% and 7.2%, respectively, of net revenues for the quarter ended September 30, 2006, and 91.2% and 4.7%, respectively, of net revenues for the six months ended September 30, 2006.  Sales of DVD and CD programming accounted for approximately 87.8% and 7.2%, respectively, of net revenues for the quarter ended September 30, 2005, and 84.7% and 9.6%, respectively, of net revenues for the six months ended September 30, 2005.  Sales of CD programming decreased to $1.6 million for the September 2006 quarter, from $1.7 million for the September 2005 quarter, and to $2.1 million for the six months ended September 30, 2006, from $4.0 million for the six months ended September 30, 2005, as a result of decreased unit sales and greater pricing discounts.

The following table presents consolidated net revenues by reportable business segment for the three and six months ended September 30, 2006 and 2005, respectively:

	Three Months Ended September 30,			Six Months Ended September 30,
	2006	2005	% Change	2006	2005	% Change
	(in thousands)			(in thousands)
Net revenues
Domestic	$22,340	$23,069	(3.2)%	$44,098	$40,806	8.1%
International	502	668	(24.9)	1,091	1,517	(28.1)
Consolidated	$22,842	$23,737	(3.8)%	$45,189	$42,323	6.8%

Domestic Revenue

Our fiscal first and second quarters are historically weaker revenue generating quarters, due partly to the reduced consumer demand during the summer months and the relative lack of big box office titles released on video which normally generate significant retail foot traffic.  Our revenue performance was below our internal expectations.

The DVD marketplace for independent DVD suppliers such as Image has been negatively impacted by a maturing and slowing DVD sell-through market. Major motion picture studios are offering more of their catalogue programming to retail at reduced prices, taking up more precious shelf space from the independent suppliers.  The larger retailers use discounted DVDs to drive consumer traffic to their stores which have weakened other stand-alone DVD and CD retailers.  Retail shelf space is at a premium and with the January 2006 and August 2006 bankruptcy filings of Musicland and Tower (both customers of Image), the numbers of retail store fronts are shrinking.

Our customer Trans World Entertainment purchased approximately 400 of the approximately 800 Musicland stores, closed approximately 55 of those purchased and absorbed the inventories from all of the purchased stores, which included inventories originally purchased by Musicland from us.  While our sales of product to Trans World have increased for the three and six months ended September 30, 2006, as compared to the year-ago periods, they have not covered the revenues lost as a result of Musicland going out of business.

Tower was purchased by a liquidator which is currently liquidating the chain with going-out-of-business sales.  Tower’s inventory, including inventories originally purchased by Tower from us, is being deeply discounted to consumers.  Until that inventory supply is exhausted, our revenues will be impacted.

As retail store fronts shrink and shelf space becomes more constrained, we are seeing our sales to our Internet retailers growing.  Sales to Amazon.com, NetFlix.com, AEC, Baker & Taylor and Critics Choice Video have increased for the six months ended September 30, 2006, by 35%, 367%, 60%, 34% and 86%, respectively, as compared to the six months ended September 30, 2005.  Internet retailers offer virtual shelf space, of critical importance to an independent software supplier.

The overall DVD market is still strong in terms of revenues generated. According to Adams Media, a consulting firm that specializes in home video analysis, total domestic consumer spending on DVD and high-definition DVD is projected to be $24 billion in 2006.  Adams Media reports that DVD growth is slowing, with domestic business in the retail-sales DVD market expected to be up just 3.2% in 2006, down from the 25% per year growth it experienced during 2000-2004.  Digital Entertainment Network reports that 80% of U.S. television households own a DVD player.

We anticipate that the high definition DVD market will help energize overall DVD sales as well as generate revenues for us from our high definition assets.  Competing formats have slowed early adopters of the format.  Sony Corp.- backed Blu-ray and Toshiba Corp.- backed HD-DVD compete in the marketplace. This acts to confuse consumers who don’t know which format to buy.  Ultimately, a single format and lower player prices should help grow the format to previous expectations.  We have over 140 titles filmed in the high definition format with more coming into our library each quarter.

Digital distribution offers near- and medium-term opportunities.  Increasing broadband Internet access and the consumer’s growing expectation that they will be able to consume entertainment content exactly the way they want, where they want, and how they want, will play an extremely important role in how quickly digital distribution grows.  We believe the speed in which key industry players move to embrace the transition to digital distribution will most likely determine how quickly video on demand, digital download and streaming revenues grow.  Our wholly-owned subsidiary Egami Media is growing its revenues as the digital video market continues to develop.  Our digital distribution revenues for the September 2006 quarter grew to $205,000, from $29,000 in the 2005 quarter.  Digital distribution revenues for the six months ended September 30, 2006, grew to $465,000, from $44,000 for the 2005 six-month period. We anticipate continued growth of both our digital library and digital revenues.

During the three and six months ended September 30, 2006, our DVD and CD new release schedule did not perform as well as expected and were not as strong as the same periods in 2005. Our catalogue revenues were also lower, most likely the result from the factors discussed above.

Our top ten new release DVD and CD titles for the September 2006 and 2005 quarters together generated net revenues of $7.4 million and $8.0 million, respectively.  New releases totaled $7.7 million and $10.5 million for the September 2006 and 2005 quarters, respectively.

 Our strongest new releases were:

September 2006 Quarter	September 2005 Quarter

DVDs	DVDs
Bob & Tom Comedy Tour	Rockin' the Corps
Black Magic (Shaw Brothers)	Criterion’s Man Who Fell To Earth
Bullet Boy	Combat (classic TV) Season 5
Yanni Live: The Concert Event	Yes: Songs from the Tsongas
Katt Williams Live
Criterion’s Seven Samurai Reissue	CDs
Criterion’s Brazil Reissue	The Source Presents: Hip Hop Hits, Volume 10
Criterion’s Six Moral Tales	Las Vegas TV Series (Soundtrack)

CDs
Yanni Live: The Concert Event
Gigantour
Billy Gilman 2

International Revenue

The decrease in the September 2006 quarter’s international sales compared to the September 2005 quarter was primarily due to a reduced number of new releases for the international territories.

Gross Margins

The following table presents consolidated cost of sales by reportable business segment and as a percentage of related segment net revenues for the three and six months ended September 30, 2006 and 2005, respectively:

	Three Months Ended September 30,		Six Months Ended September 30,
	2006	2005	2006	2005
	(in thousands)		(in thousands)
Cost of sales:
Domestic	$18,518	$17,248	$36,274	$30,835
International	338	559	774	1,185
Consolidated	$18,856	$17,807	$37,048	$32,020

			% Change			% Change
As a percentage of segment net revenues:
Domestic	82.9%	74.8%	(8.1)%	82.3%	75.6%	6.7%
International	67.3	83.7	(16.4)	70.9	78.1	(7.2)
Consolidated	82.5%	75.0%	7.5%	82.0%	75.7%	6.3%

Domestic Gross Margin

Gross margins for the domestic segment, as a percentage of segment net revenues, decreased to 17.1% and 17.7% for the three months and six months ended September 30, 2006, respectively, from 25.2% and 24.4%, respectively, for the three and six months ended September 30, 2005.  Our gross margins are impacted by the sales mix of titles selling within the respective periods.  Each of our exclusive agreements has differing terms.  We have exclusive license agreements and exclusive distribution agreements. We typically generate higher gross margins under license agreements.  For license agreements, we pay a royalty based on sales and for distribution agreements, we generally retain a fee, recoup our costs and split back-end profits, if any.  The average gross margin recognized is then reduced by expenses classified as cost of sales such as the expenses generated by our distribution facility, amortization of non-recoupable production costs, freight out and market development funds contributed to our retailers to get placement for our product.  When the average gross margin for a period is lower, these additional costs of sales items will further reduce the gross margins recognized.

Other items affecting our average gross margins would include:

•                  the strength of a title’s sales performance

•                  the selling price of a title

•                  the costs that we are responsible for, including disc manufacturing costs

•                  third party net profit participations, specifically the royalty rates, distribution fees retained and profit splits inherent in the agreements

•                  increased amortization of recoupable production costs and royalty advances as a result of reducing ultimate revenue projections for a title or a cross-collateralized group of titles

In our Form 10-Q for the quarterly period ended June 30, 2006, we expected higher future comparative gross margins based upon our then-visibility of new releases and their expected mix of sales and our lower disc manufacturing prices. Our expectations proved incorrect as a result of less than expected new release and catalogue DVD and CD purchases from our retail customers.  In response to this trend continuing, we lowered our projections of ultimate revenues on a title-by-title basis, increasing royalty and distribution fee expenses and write downs of slow-moving inventory to fair value for the quarter ended September 30, 2006, contributing to reduced margins as noted below.

Some specific factors contributing to the decrease in segment gross profit margins for the three and six months ended 2006 as compared to the 2005 periods were:

•                  We experienced a significant increase in net revenues generated by The Criterion Collection DVDs for the three and six months ended September 30, 2006.  Criterion contributed approximately 36.7% and 34.0% of the three and six months ended September 30, 2006 domestic net revenues, respectively, significantly up from approximately 18.9% and 16.9% for the September 2005 three- and six-month periods, respectively.  Historically, a higher percentage of revenues are generated from higher-margin exclusively-licensed titles.  Because our revenues included such a high percentage of lower-margin exclusively distributed programming, including Criterion, our average gross margins for all of our titles were lower, prior to the deduction of the other cost of sales items discussed above.

•                  We experienced lower gross margins on some of our exclusively distributed DVD and CD product attributable to higher amortization of recoupable production costs as a result of lowering ultimate revenue forecasts due to recent DVD marketplace slowing trends experienced.

•                  We wrote down an increased amount of slow-moving DVD and CD inventory to fair value as a result of the recent DVD marketplace slowing trends experienced.

•                  We increased the amount of market development funds provided to our customers, which is recorded as a reduction of revenues and thus has a negative effect on gross margins.  These market development fund expenditures, as percentages of domestic net revenues, were 4.6% and 5.4%, before reduction for such market development funds, for the three and six months ended September 30, 2006, respectively, up from 3.7% and 4.4%, for the comparable 2005 periods, respectively.  We expect the trend of increased market development funds paid to customers to continue for the foreseeable future.

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

Selling Expenses

The following tables’ present consolidated selling expenses by reportable business segment and as a percentage of related segment net revenues for the three and six months ended September 30, 2006 and 2005, respectively:

	Three Months Ended September 30,			Six Months Ended September 30,
	2006	2005	% Change	2006	2005	% Change
	(in thousands)			(in thousands)
Selling expenses:
Domestic	$2,693	$2,668	0.9%	$4,999	$5,311	(5.9)%
International	8	7	14.3	44	55	(20.0)
Consolidated	$2,701	$2,675	1.0%	$5,043	$5,366	(6.0)%

As a percentage of segment net revenues:
Domestic	12.1%	11.6%	0.5%	11.3%	13.0%	(1.7)%
International	1.6	1.0	0.6	4.0	3.6	0.4
Consolidated	11.8%	11.3%	0.5%	11.2%	12.7%	(1.5)%

Domestic Selling Expenses

Domestic selling expenses as a percentage of domestic revenues increased primarily as result of fixed selling costs being spread over lower comparative quarterly revenues.  For the six months ended September 30, 2006, domestic selling expenses as a percentage of domestic revenues decreased to 11.3%, from 13.0% for the six months ended September 30, 2005. The decrease was primarily due to reduced expenditures for customer and print advertising, sell sheets and mailers as compared to the prior-year six month period.  Increased personnel costs partially offset the reduction in advertising expenses for the six-month 2006 period.  In order to promote our future releases and our catalogue, we expect to increase our expenditures for print and consumer advertising in the coming quarters.  See “Management Plan to Reduce Operating Costs” above.

General and Administrative Expenses

The following tables present consolidated general and administrative expenses by reportable business segment and as a percentage of related segment net revenues for the three and six months ended September 30, 2006 and 2005, respectively:

	Three Months Ended September 30,			Six Months Ended September 30,
	2006	2005	% Change	2006	2005	% Change
	(in thousands)			(in thousands)
General and administrative expenses:
Domestic	$4,478	$3,538	26.6%	$8,206	$6,731	21.9%
International	119	148	(19.6)	237	281	(15.7)
Consolidated	$4,597	$3,686	24.7%	$8,443	$7,012	20.4%

As a percentage of segment net revenues:
Domestic	20.0%	15.3%	4.7%	18.6%	16.5%	2.1%
International	23.7	22.2	1.5	21.7	18.5	3.2
Consolidated	20.1%	15.5%	4.6%	18.7%	16.6%	2.1%

Domestic General and Administrative Expenses

The increase in domestic general and administrative expenses in absolute dollars for the three and six months ended September 30, 2006, was primarily due to the following factors:

•                  Net charge of $496,000 associated with Tower’s bankruptcy filing in August 2006 for the three and six months periods.

•                  Expenses associated with the Lions Gate proxy contest and special committee of our board of directors’ process totaling $343,000 and $548,000 for the three and six months ended September 30, 2006, respectively.  These costs include investment banking fees, legal fees, proxy solicitor fees, financial printer filings, press release costs, special committee fees and independent proxy vote processor fees.

•                  Investment banking fees of $100,000 associated with the investment banking review of the Relativity agreement for the three and six months ended September 30, 2006.

•                  Temporary labor expenses of $136,000 and $303,000 for the three and six months ended September 30, 2006, respectively, associated with inputting and auditing the data entered into our content rights management system and for the auditing of contractual data prior to it being entered into our new royalty and distribution system.

See “Management Plan to Reduce Operating Costs” above.

Interest Expense

	Three Months Ended September 30,			Six Months Ended September 30,
	2006	2005	% Change	2006	2005	% Change
	(in thousands)			(in thousands)

Noncash amortization of debt discount	$231	$—	100.0%	$231	$—	100.0%
Noncash amortization of deferred financing costs	43	8	437.5	52	15	246.7
Cash interest expense, net of interest income	205	174	17.8	477	179	166.5
Interest expense, net of interest income	$479	$182	163.2%	$760	$194	291.8%

As a percentage of net revenues	2.1%	0.8%	1.3%	1.7%	0.5%	1.2%

Interest expense for the three and six months ended September 30, 2006, was higher as a result of higher weighted average interest bearing debt levels and interest rates for the period as well as noncash interest expense recorded from the amortization of debt discount and deferred financing costs.

Income Taxes

We did not record Federal and state tax expense or benefit for the three and six months ended September 30, 2006 or 2005, as a result of our net loss and our valuation allowance against 100% of our deferred tax assets.

Consolidated Net Loss

	Three Months Ended September 30,		Six Months Ended September 30,
	2006	2005	2006	2005
	(in thousands)		(in thousands)

Net loss	$(3,791)	$(613)	$(6,105)	$(2,265)

Net loss per diluted share	$(.18)	$(.03)	$(.29)	$(.11)

The net loss for the three and six months ended September 30, 2006, was $3,791,000, or $.18 per diluted share, and $6,105,000, or $.29 per diluted share, respectively.  The net loss for the three and six months ended September 30, 2005, was  $613,000, or $.03 per diluted share, and $2,265,000, or $.11 per diluted share, respectively.

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

Recent Accounting Pronouncements

In September 2006, the SEC issued SAB 108, The Effect of Prior-Year Errors on Current-Year Materiality Evaluations, which addresses how uncorrected errors in previous years should be considered when quantifying errors in current year financial statements.  This SAB is effective for the fiscal years ending after November 15, 2006.  Upon adoption, companies are allowed to record the effects as a cumulative-effect adjustment to retained earnings.  We are currently evaluating the impact of the SAB on the financial statements upon adoption and do not anticipate a material impact on operating results or financial position.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and requires enhanced disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements. The pronouncement is effective for fiscal years beginning after November 15, 2007. The guidance in SFAS 157 will be applied prospectively with the exception of: (i) block discounts of financial instruments; (ii) certain financial and hybrid instruments measured at initial recognition under SFAS 133; which are to be applied retrospectively as of the beginning of initial adoption (a limited form of retrospective application).  We will change how we estimate fair value starting in fiscal 2009.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions. This Interpretation requires that we recognize in the consolidated financial statements the impact of a tax position that is more likely than not to be sustained upon examination based on the technical merits of the position. FIN 48 contains extensive disclosure requirements.  The provisions of FIN 48 will be effective as of the beginning of our 2008 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 on the consolidated financial statements.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates and foreign currency exchange rates.  Changes in interest rates and changes in foreign currency exchange rates have an impact on our results of operations.

Interest Rate Fluctuations

At September 30, 2006, we do not have any outstanding borrowings subject to changes in interest rates.  Borrowings under our bank revolving line of credit will be subject to changes in interest rates.  We presently do not use derivatives to manage this risk.  This exposure is linked to the prime rate.

Management believes that moderate changes in the prime rate would not materially affect our operating results or financial condition.

Foreign Exchange Rate Fluctuations

At September 30, 2006, approximately $15,000 of our accounts receivable is related to international distribution and denominated in foreign currencies, and accordingly is subject to future foreign exchange rate risk.  We distribute some of our licensed DVD programming (for which we hold international distribution rights) internationally through sublicensees.  Additionally, we exploit international broadcast rights to some of our exclusive entertainment programming (for which we hold international broadcast rights).  Management believes that moderate changes in foreign exchange rates will not materially affect our operating results or financial condition.  For example, a 10.0% change in exchange rates would result in an approximate $2,000 impact on pretax income (loss) based upon those outstanding receivables at September 30, 2006.  To date, we have not entered into foreign currency exchange contracts.

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

ITEM 1A.   Risk Factors

Our results of operations and financial condition are subject to numerous risks and uncertainties described in our Annual Report on Form 10-K filed on June 29, 2006, and incorporated herein by reference. You should carefully consider these risk factors in conjunction with the other information contained in this report. Should any of these risks materialize, our business, financial condition and future prospects could be negatively impacted. As of September 30, 2006, there have been no material changes to the disclosures made on the above-referenced Form 10-K, except as follows:

Risks Relating to Our Business

We Have a High Concentration of Sales to Relatively Few Customers and May Have Significant Uncollectible Accounts Receivable Exposure. For the year ended March 31, 2006, Anderson Merchandisers (who supplies Wal-Mart) accounted for 11% of our net revenues. For the year ended March 31, 2005, Anderson Merchandisers, Best Buy and AEC One Stop Group accounted for approximately 17%, 12%, and 10%, respectively, of our net revenues. At March 31, 2006, Anderson Merchandisers and AEC One Stop accounted for 13% and 12%, respectively, of our gross accounts receivables. Additionally, our top five customers accounted for over 39% of our fiscal 2006 net revenues. Any combination of these customers filing for bankruptcy or significantly reducing their purchases of our programming would have an adverse effect on our financial condition, results of operations and liquidity. Our top 25 customers accounted for approximately 83% of our fiscal 2006 net revenues. We are not an exclusive supplier to any of our retail customers, and there is no guarantee that we will continue recognizing significant revenue from sales to any particular customer. If we are unable to maintain the sale of our titles at their current levels to any these five customers, and are unable to find other customers to replace these sales, there would be a negative impact on our revenues and future profitability.   We face credit exposure from our retail customers and may experience uncollectible receivables from these customers should they face financial difficulties.  On August 20, 2006, our long-term customer MTS, Inc., parent of Tower Records, filed Chapter 11 bankruptcy.  We estimate our net expense relating to the ultimate uncollectible accounts receivables from Tower to be approximately $496,000 for the quarter ended September 30, 2006.  Our net revenues with Tower for the six months ended September 30, 2006, were $987,000, or 2.2% of overall net revenues.  Our net revenues with Tower for the fiscal year ended March 31, 2006, were $4.3 million, or 3.9% of our overall net revenues for the year.  Tower represents the second of our significant retail customers to file bankruptcy in the last 10 months.  Musicland Stores filed bankruptcy in January 2006 and we took a net charge to expense of $1.6 million.  With a high concentration of sales to relatively few customers, we cannot assure you that other of our retail customers will not experience financial difficulties leading to uncollectible accounts receivable.

Our Recent Layoff May Disrupt or Delay Our Business Activities.  On November 9, 2006, we eliminated 29 positions and recently lost six employees through attrition, representing approximately 17% of our total personnel.  Although we have reassigned the duties associated with these eliminated positions to other personnel, inefficiencies related to task unfamiliarity, heavier workloads, loss of knowledge and unfilled gaps may arise, especially if we are unable to effectively manage and implement the transition.  Any such inefficiencies may cause disruption or delay in our business activities.

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

Failure to Effectively Manage Future Growth from the Relativity Agreement May Adversely Affect Our Business.  We will face substantial challenges in expanding our distribution capabilities to adequately meet the anticipated increase in our average sales per title and our overall sales as a result of major motion pictures to be delivered to us for home video and digital distribution over the ten-year term of our agreement with Relativity.  Expanding to meet these needs could require us to incur significant costs and cause the diversion of management’s time and resources.  We may not handle the expansion effectively and efficiently, it may be unsuccessful or take longer than anticipated, and we may not realize the anticipated benefits from the transaction, which could result in write-offs and other related expenses.  Any of the foregoing could have a material adverse effect on our business, results of operations and financial condition.

In addition, we will be financially responsible for the funding of post production, development of ancillary materials, package design, disc replication, marketing and advertising and distribution costs for each of the Relativity titles.  We may require increased funding to meet our increased requirements, which we may not be able to obtain in sufficient time, on acceptable terms, or at all.  Our ability to grow, maintain and expand our distribution of motion pictures and fund increased operating expenses may depend upon our ability to obtain funds through equity financing, debt financing (including credit facilities) or the sale or syndication of some or all of our interests in film projects or other assets.  If we do not have access to financing, and if other funding does not become available on terms acceptable to us, there could be a material adverse effect on our business, results of operations and financial condition.

Failure of Our Strategic Alliances Could Have a Material Adverse Affect on Our Business. We have co-produced motion pictures with Dark Horse, Graymark and Amicus, and, should we have adequate capital resources, we plan to continue our strategy of developing key alliances with other third party content producers. We will rely on our co-producers to develop and produce films. Particularly when produced by independent filmmakers, each film is a separate business venture with its own management, employees, equipment and budgetary requirements. There are substantial risks associated with film production, including contract problems with, or disability of, directors, actors and other key artistic and technical personnel, weather and other delays, damage to sets, equipment or film, and the inability of production personnel to comply with budgetary or scheduling requirements. Such problems could materially increase the cost of production, increase the amount of time between our expenditure of funds and receipt of revenues, or cause the project to be abandoned at any stage if further expenditures do not appear commercially feasible. Accordingly, there is no assurance that we will be successful in our strategic alliances, and any failure of our present and future alliances to produce commercially viable content at an acceptable cost could have a material adverse effect on our business. Additionally, there is no assurance that we will be able to find further desirable strategic alliances as we continue pursuing new co-production deals and similar relationships or have sufficient capital to fund them.

Failure to Comply with Restrictive Covenants Imposed by Our Credit Facility with Wells Fargo Foothill Could Have a Material Adverse Effect on Our Business.  We are obligated to comply with operating and financial covenants pursuant to our existing credit facility Wells Fargo Foothill.  These restrictions prohibit or limit, among other things, our incurrence of additional indebtedness, acquisitions, asset sales and creation of certain types of liens.  Furthermore, our existing credit facility requires us to maintain specified financial ratios.  Our ability to comply with these covenants may be affected by events beyond our control, including prevailing economic, financial and industry conditions.  If there were an event of default that was not cured or waived, the holders of the defaulted debt could cause all amounts outstanding with respect to the debt instrument to be due and payable immediately.  Our assets and cash flow may not be sufficient to fully repay borrowings under our outstanding debt instrument if accelerated upon an event of default.  If, as or when required, we are unable to repay, refinance or restructure our indebtedness under, or amend the covenants contained in, our credit facility, the lenders under our credit facility could institute foreclosure proceedings against the assets securing borrowings under the credit facility.  At September 30, 2006, we were not in compliance with a covenant in our existing credit facility requiring us to maintain minimum earnings of $1,500,000 before all interest, taxes, depreciation and amortization expenses for the immediately preceding 12-month period ended September 30, 2006.  We have received from Wells Fargo Foothill a waiver with respect to the non-compliance with this financial covenant and have amended this covenant on a go-forward basis as well as other provisions to the credit agreement.  The amended provisions primarily restricted our borrowing availability and increased our interest rate on outstanding borrowings.

The Transition to a New DVD Manufacturer May Adversely Affect Our Business. We are in the process of transferring our replication from Deluxe to Sonopress. Any failure of Sonopress to manufacture and deliver our product in a timely manner and with the same consistent quantity and quality that we and our customers have come to expect may adversely affect our revenues and profits. Additionally, should the need arise, we may be adversely affected by the period of time that we would need to direct manufacturing duties to another company.

Risks Relating to Our Industry

Failure to Effectively Expand Vendor Managed Inventory (VMI) May Adversely Affect Our Business. Many Large retailers allow approved suppliers to manage inventory within VMI systems whereby suppliers like us are responsible for planning, monitoring, stocking and fulfilling directly to individual retail stores and outlets.  We have fully implemented all of the necessary VMI software and systems and are currently engaged in providing this service to two major customers who require VMI in order to continue direct shipments with them.  We are evaluating additional opportunities to deploy our VMI system with other retail customers.  We cannot assure you that other implementation of VMI with other customers will be done in a timely or effective manner, or that the VMI software we have implemented will be acceptable to other retail customers.  Implementation of VMI requires capital expenditures for initial setup, installation and integration. In addition, ongoing fees are being, and will continue to be, paid for software maintenance/support, item planning, order management and picking, packing, labeling and shipping of product. Failure to implement VMI in a timely manner with other customers could result in decreased opportunities for shelf space or decreased margins, and may require us to sell to VMI customers indirectly through third-parties who have already implemented VMI. While we should be able to add other customers without significant additional costs or time, there can be no assurance this will be the case, and VMI implementation may require additional freight charges as inventory is sent directly to retail stores and outlets in smaller packages with greater frequency.

Risks Relating to Our Stock

Our Second-Largest Shareholder Nominated a Competing Slate of Directors Which Did Not Garner the Necessary Votes in Our Just Completed Fiscal 2006 Annual Meeting. Lions Gate Entertainment Corp. is our second-largest shareholder, holding approximately 4 million shares representing approximately 19% of the company.  Following our independent special committee’s October 31, 2005, decision to reject Lions Gate’s $4.00 per share offer to purchase all of our outstanding shares, Lions Gate proposed a slate of nominees to replace six of our seven directors, which was rejected at our annual stockholders’ meeting on October 10, 2006. All seven members of our board of directors were re-elected by our stockholders.

A special committee of our board of directors is analyzing alternatives to maximize shareholder value. If a sale, merger or similar transaction were to occur, owners of shares of our common stock may become owners of another company’s stock, and be subject to all of the risks and uncertainties of that company, including those disclosed in any public filings with the SEC if it were a reporting company. In addition, future purchases or sales of our stock by Lions Gate, or by third parties based on speculation, new reports, or future public filings relating to the offer or our response, may cause the price of our common stock to fluctuate significantly. Lions Gate may decide at any time to sell all or a significant portion of its shares of our stock, which could cause the price of our common stock to fall dramatically.

We May Incur Increased Costs as a Result of Laws and Regulations Relating to Corporate Governance Matters. Laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002 and rules adopted or proposed by the Securities and Exchange Commission and by NASDAQ, will result in increased costs to us as we evaluate the implications of any new rules and respond to their requirements. We will be subject to Section 404 of Sarbanes-Oxley which would require us to include in our annual report for the period ending March 31, 2008, a report by management on our internal control over financial reporting and an accompanying auditor’s report. The additional costs and efforts to do so could be substantial. New rules could make it more difficult or more costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers. We cannot predict or estimate the amount of the additional costs we may incur or the timing of such costs to comply with any new rules and regulations.

ITEM 4.      Submission of Matters to a Vote of Security Holders

Our annual meeting of stockholders was held on October 10, 2006.  Our stockholders elected David Coriat, Ira S. Epstein, Martin W. Greenwald, Gary Haber, M. Trevenen Huxley, Robert McCloskey and Lynwood Spinks to the board of directors.  Voting on each matter was as follows:

	Votes For	Withheld
Management Candidates:
Martin W. Greenwald	10,274,479	84,918
David Coriat	10,279,267	80,130
Ira S. Epstein	10,273,008	86,389
Gary Haber	10,279,335	80,062
M. Trevenen Huxley	10,276,440	82,957
Robert J. McCloskey	10,274,658	84,739
Lynwood Spinks	10,277,658	81,739

Dissident Candidates:
Jack R. Crosby	7,531,227	408,423
Barry David Perlstein	6,975,171	964,479
Edward Huguez	6,910,791	1,028,859
Joseph Incandela	7,531,112	408,538
Duke K. Bristow	7,927,888	11,762
Joachim Kiener	6,911,480	1,028,170

ITEM 5.      Other Information

Board Committees

Committees of the Board.  At the Annual Board Meeting held on October 10, 2006, the composition of the Board Committees was discussed and the members listed below were elected to each of the following Committees.

Audit Committee.  The Audit Committee is composed of Messrs. Coriat, Epstein and Haber (Chairman).

Compensation Committee.  The Compensation Committee is composed of Messrs. Epstein and McCloskey (Chairman).

Nominating and Governance Committee.  The Nominating and Governance Committee is composed of Messrs. McCloskey and Coriat (Chairman).

Special Committee.  On October 11, 2006, the Board unanimously appointed David Coriat to the Special Committee.  The Special Committee is composed of Messrs. Coriat, Haber, McCloskey and Epstein (Chairman).

Amendment to Material Definitive Agreement

On November 10, 2006, we entered into an Amendment and Exchange Agreement with Portside Growth and Opportunity Fund (“Portside” or “holder”), to which we previously issued in a private placement on August 30, 2006 a senior convertible note in the principal amount of $17,000,000 and related warrants to purchase 1,000,000 shares of our common stock, which agreement modified certain terms in the transaction documents and provided for a replacement warrant to be issued in exchange for the warrant previously issued to Portside, as discussed in detail under the heading “Private Placement of $17 Million Senior Convertible Note and Warrants” in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of Part I.

ITEM 6.      Exhibits.

10.1                         Amendment No. 4, effective as of November 13, 2006, to Amended and Restated Loan and Security Agreement, dated as of August 10, 2005, by and between Image and Wells Fargo Foothill, Inc.  Filed as of Exhibit 10.1 to Image’s Form 10-Q for the quarter ended September 30, 2005, and incorporated by reference herein.

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

IMAGE ENTERTAINMENT, INC.

Date:	November 14, 2006	By:	/S/ MARTIN W. GREENWALD
Martin W. Greenwald
President and Chief Executive Officer

Date:	November 14, 2006	By:	/S/ JEFF M. FRAMER
Jeff M. Framer
Chief Financial Officer