Form 10-Q
period 2006-12-31
IMAGE ENTERTAINMENT INC
filed 2007-02-14
CIK 216324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended December 31, 2006
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑   NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Exchange Act). Yes ☐   No ☑
Number of shares outstanding of the issuer’s common stock on February 9, 2007: 21,576,544

PART I — FINANCIAL INFORMATION

ITEM 1.	Financial Statements
IMAGE ENTERTAINMENT, INC.
Consolidated Balance Sheets
(unaudited)
December 31, 2006 and March 31, 2006
ASSETS

(In thousands)	December 31, 2006	March 31, 2006 *
Current assets:
Cash and cash equivalents	$2,083	$1,079
Accounts receivable, net of allowances of $8,274 - December 31, 2006; $9,172 - March 31, 2006	15,894	17,162
Inventories	17,646	17,498
Royalty and distribution fee advances	14,076	13,366
Prepaid expenses and other assets	1,643	948

Total current assets	51,342	50,053

Noncurrent inventories, principally production costs	3,131	2,805
Noncurrent royalty and distribution advances	27,267	23,558
Property, equipment and improvements, net	4,740	4,999
Goodwill	5,715	5,715
Other assets	1,339	545

	$93,534	$87,675

See accompanying notes to consolidated financial statements

*	The March 31, 2006 consolidated balance sheet has been derived from the audited consolidated financial statements included in our 2006 Annual Report on Form 10-K.

IMAGE ENTERTAINMENT, INC.
Consolidated Balance Sheets
(unaudited)
December 31, 2006 and March 31, 2006
LIABILITIES AND STOCKHOLDERS’ EQUITY

(In thousands, except share data)	December 31, 2006	March 31, 2006 *
Current liabilities:
Accounts payable	$7,203	$5,302
Accrued liabilities	6,265	4,234
Accrued royalties and distribution fees	9,072	13,355
Accrued music publishing fees	5,870	5,890
Deferred revenue	5,542	5,751
Revolving credit facility	—	11,500
Current portion of long-term debt, less debt discount	1,389	—

Total current liabilities	35,341	46,032
Long-term debt, less current portion, less debt discount	22,226	—
Other long-term liabilities, less current portion	3,337	—

Total liabilities	60,904	46,032

Stockholders’ equity:
Preferred stock, $.0001 par value, 25 million shares authorized; none issued and outstanding	—	—
Common stock, $.0001 par value, 100 million shares authorized; 21,577,000 issued and outstanding at December 31, 2006 and 21,296,000 at March 31, 2006	47,865	47,518
Additional paid-in capital	3,984	3,790
Accumulated other comprehensive gain (loss)	3	(4)
Accumulated deficit	(19,222)	(9,661)

Net stockholders’ equity	32,630	41,643

	$93,534	$87,675

See accompanying notes to consolidated financial statements

*	The March 31, 2006 consolidated balance sheet has been derived from the audited consolidated financial statements included in our 2006 Annual Report on Form 10-K.

IMAGE ENTERTAINMENT, INC.
Consolidated Statements of Operations
(unaudited)

	Three Months Ended		Nine Months Ended
	December 31,	December 31,	December 31,	December 31,
(In thousands, except per share data)	2006	2005	2006	2005
NET REVENUES	$24,360	$39,171	$69,549	$81,494

OPERATING COSTS AND EXPENSES:
Cost of sales	19,698	28,088	56,746	60,108
Selling expenses	2,960	2,692	8,003	8,058
General and administrative expenses	4,230	5,770	12,673	12,782

	26,888	36,550	77,422	80,948

EARNINGS (LOSS) FROM OPERATIONS	(2,528)	2,621	(7,873)	546
OTHER EXPENSES (INCOME):
Interest expense, net	928	267	1,688	461
Other	—	(3)	—	(7)

	928	264	1,688	454

EARNINGS (LOSS) BEFORE INCOME TAXES	(3,456)	2,357	(9,561)	92
INCOME TAX EXPENSE	—	16	—	16

NET EARNINGS (LOSS)	$(3,456)	$2,341	$(9,561)	$76

NET EARNINGS (LOSS) PER SHARE:
Net earnings (loss) — basic and diluted	$(.16)	$.11	$(.45)	$.00

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	21,577	21,290	21,451	21,265

Diluted	21,577	21,763	21,451	21,776

See accompanying notes to consolidated financial statements

IMAGE ENTERTAINMENT, INC.
Consolidated Statements of Cash Flows
(unaudited)
For the Nine Months Ended December 31, 2006 and 2005

(In thousands)	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)	$(9,561)	$76
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Amortization of production costs	3,434	3,316
Depreciation and other amortization	2,329	1,979
Change in provision for estimated doubtful accounts, sales returns and other credits	(337)	3,737
Provision for lower of cost or market inventory writedowns	1,415	1,274
Asset impairment write off	—	248
Gain on sale of asset	—	(4)
Changes in assets and liabilities associated with operating activities, net of acquired business:
Accounts receivable	1,605	(2,430)
Inventories	(2,098)	(2,764)
Royalty and distribution fee advances	(2,398)	(8,875)
Production cost expenditures	(3,225)	(3,326)
Prepaid expenses and other assets	(561)	191
Other assets	(42)	—
Accounts payable, accrued royalties, fees and liabilities	(2,794)	(5,382)
Deferred revenue	(209)	494

Net cash used in operating activities	(12,442)	(11,466)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	$(1,195)	$(932)
Acquisition of business, net of cash acquired	—	(8,241)

Net cash used in investing activities	(1,195)	(9,173)

See accompanying notes to consolidated financial statements

IMAGE ENTERTAINMENT, INC.
Consolidated Statements of Cash Flows, Continued
(unaudited)
For the Nine Months Ended December 31, 2006 and 2005

(In thousands)	2006	2005
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facility	$48,705	$27,634
Repayments of borrowings under revolving credit facility	(60,205)	(11,516)
Proceeds from issuance of long-term debt, net of costs	25,888	—
Repayments of long-term debt	(94)	(1,003)
Principal payments under capital lease obligations	—	(109)
Proceeds from exercise of common stock warrant	330	—
Proceeds from exercise of employee stock options	17	5
Effect on exchange rate changes in cash	—	(4)

Net cash provided by financing activities	14,641	15,007

NET INCREASE (DECREASE) IN CASH:	1,004	(5,632)
Cash and cash equivalents at beginning of period	1,079	6,339

Cash and cash equivalents at end of period	$2,083	$707

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$815	$371
Income taxes	$6	$18

Supplemental Disclosures of Noncash Operating, Investing and Financing Activities:
On August 1, 2005 we acquired Home Vision Entertainment for $8,000,000 in cash.

(In thousands)
Fair value of tangible assets acquired	$7,102
Fair value of intangible assets acquired	600
Excess of purchase price over fair value of net assets acquired, recorded as goodwill	5,735
Cash paid for net assets acquired	(8,000)
Expenses incurred in connection with the acquisition	(241)

Liabilities assumed	$5,196

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

Note 2.	Management’s Plan to Reduce Operating Costs
We are not operating at cash breakeven. Unless we are able to increase our sales to achieve cash breakeven, we will not have sufficient cash generated from our business activities to support our operations for the next twelve months without obtaining financing to replace the Foothill revolving line of credit. See “Note 9. Subsequent Event — Image’s 120-Day Notice of Termination of Revolving Credit Facility to Lender” below.
Should we not be successful in our efforts to increase sales and reduce operating cost to reach cash breakeven and achieve profitability and should we not obtain necessary replacement financing by the time we file our Annual Report on Form 10-K (within 90 days after March 31, 2007), our independent registered public accounting firm has indicated that their report on our audited consolidated financial statements would express substantial doubt about our ability to continue as a going concern.
In an effort to reduce operating costs, reach cash breakeven and achieve profitability, management has embarked on several cost reducing initiatives:
•	On November 9, 2006, we laid off 27 employees which along with an additional six employees who recently left us through attrition, reduces our personnel headcount by 33, resulting in a reduction in our U.S.—based workforce of approximately 16%. Annual expense savings from this cost savings initiative, including salary and benefits, total an estimated $2.2 million. The expense savings will be reflected primarily in selling expenses, general and administrative expenses and amortization of non-recoupable production costs (cost of sales) on a go-forward basis.
•	We laid off both of our two UK employees and closed our Image UK content acquisitions office in November 2006, saving annual expenses of approximately $400,000. Of the $400,000 in savings, $235,000 is compensation related and is not included in the $2.2 million in annual expense savings from reduced headcount discussed above. The expense savings will be reflected in general and administrative expenses on a go-forward basis.
•	Other initiatives include the reduction or elimination of third-party consulting, temporary and professional services as well as planned operational changes which will reduce overall distribution expenses.
In our third quarter ended December 31, 2006, we recorded a one-time charge for severance associated with the involuntary termination of our employees and accrued for the remaining rent of our Image UK office totaling approximately $492,000.

Image Entertainment, Inc.
Notes To Consolidated Financial Statements
(Unaudited)

Note 3.	September 2006 Quarter Bad Debt Charge and Partial Recovery in December 2006 Quarter
MTS Incorporated and its subsidiaries and divisions, including Tower Records (“Tower”), an independent music and entertainment retailer which owned and operated 89 Tower Records stores in 20 states nationwide, announced on August 20, 2006, its intent to sell the company through a process under Section 363 of the Bankruptcy Code. As of the bankruptcy date, we had approximately $883,000 in trade receivables outstanding from Tower. During our second quarter ended September 30, 2006, we recorded a bad debt charge of approximately $496,000 to general and administrative expenses. This charge reflected the net expense after reversing royalties and distribution fees otherwise payable by us had we collected the Tower trade receivable. We wrote off as uncollectible the entire Tower trade receivable balance at September 30, 2006. In November 2006, we assigned our right, title and interest in our general unsecured trade receivable bankruptcy claim against MTS to a third-party financial institution for a cash payment of approximately $135,000. Accordingly, we recorded a $64,000 recovery of the previously written off bad debt charge as a credit to general and administrative expenses for the three and nine months ended December 31, 2006.

Note 4.	New Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity. We expect that the adoption of SFAS No. 158 will not have a material impact on our consolidated results of operations or financial position. The provision of SFAS No. 158 will be effective for this fiscal year ending March 31, 2007.
In September 2006, the SEC issued Staff Accounting Bulletin (SAB) 108, The Effect of Prior-Year Errors on Current-Year Materiality Evaluations that addresses how uncorrected errors in previous years should be considered when quantifying errors in current year financial statements. This SAB is effective for the fiscal years ending after November 15, 2006. Upon adoption, companies are allowed to record the effects as a cumulative-effect adjustment to retained earnings. We are currently evaluating the impact of the SAB on the financial statements upon adoption and do not anticipate a material impact on operating results or financial position.
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and requires enhanced disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements. The pronouncement is effective for fiscal years beginning after November 15, 2007. The guidance in SFAS 157 will be applied prospectively with the exception of: (i) block discounts of financial instruments; and (ii) certain financial and hybrid instruments measured at initial recognition under SFAS 133. These exceptions are to be applied retrospectively as of the beginning of initial adoption (a limited form of retrospective application). We will change how we estimate fair value starting in fiscal 2009.
In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in income tax positions. This Interpretation requires that we recognize in the consolidated financial statements the impact of a tax position that is more likely than not to be sustained upon examination based on the technical merits of the position. FIN 48 contains extensive disclosure requirements. The provisions of FIN 48 will be effective as of the beginning of our 2008 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 on the consolidated financial statements.

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

Image Entertainment, Inc.
Notes To Consolidated Financial Statements
(Unaudited)
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

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(In thousands, except per share data)	2006	2005	2006	2005
Consolidated earnings (loss), as reported	$(3,456)	$2,341	$(9,561)	$76
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	—	(151)	—	(414)

Pro forma consolidated net earnings (loss)	$(3,456)	$2,190	$(9,561)	$(338)

Consolidated net earnings (loss) per share:
As reported — basic and diluted	$(.16)	$.11	$(.45)	$.00
Pro forma — basic and diluted	$(.16)	$.10	$(.45)	$(.02)
We use the Black-Scholes option pricing model to calculate the grant-date fair value of an option award. The following assumptions were used for the nine months ended December 31, 2006 and 2005, respectively:

	2006	2005
Expected life (years)	6.93	2.5 – 5.0
Interest rate	4.83%	2.76 – 4.39%
Volatility	60%	60-67%
Dividend yield	0.00%	0.00%
We granted a stock option to a new director in our second quarter ended September 30, 2006, which was subsequently cancelled when that director resigned from our board during the December 31, 2006 quarter. Share-based compensation expense related to employee stock options and restricted stock units under SFAS 123R for the three and nine months ended December 31, 2006, was not material. At December 31, 2006, there are no unvested director or employee stock options.

Note 6.	Inventories
Inventories at December 31, 2006, and March 31, 2006, are summarized as follows:

(In thousands)	December 31, 2006	March 31, 2006
DVD	$11,128	$11,446
Other (principally DVD packaging components and finished CD inventory)	4,012	3,011

	15,140	14,457
Production costs, net	5,637	5,846

	20,777	20,303
Less noncurrent portion of inventories, principally non-recoupable production costs	3,131	2,805

Current portion of inventories	$17,646	$17,498

Inventories consist primarily of finished DVD and CD product for sale and are stated at the lower of average cost or market.
Production costs consist of capitalized costs to produce licensed programming for domestic and international distribution and include the costs of film and tape conversion to the optical disc format, menu and packaging design, authoring, compression, mastering and the overhead of our creative services and production departments. Production costs are reflected net of accumulated amortization of $11,703,000 and $11,485,000 at December 31, 2006, and March 31, 2006, respectively.

Image Entertainment, Inc.
Notes To Consolidated Financial Statements
(Unaudited)

Note 7.	Investment in Film Production
Investment in film production is classified as a component of royalty and distribution fee advances at December 31, 2006 and March 31, 2006, and is summarized as follows:

(In thousands)	December 31, 2006	March 31, 2006
Completed and substantially not released	$4,433	$801
In production (post production at December 31, 2006)	1,947	3,607
In development	58	98

	$6,438	$4,506

At December 31, 2006, we have completed eight motion pictures. Currently, each motion picture is being reviewed internally as well as by third parties with respect to the potential for domestic and international theatrical and/or broadcast opportunities and ultimately the release of each title on DVD and through digital distribution. The eight completed titles and two titles in post-production are as follows:
•	Sisters — produced by Ed Pressman and starring Stephen Rea (V For Vendetta) and Chloe Sevigny (Big Love — TV series)
•	Dark Horse Entertainment:
•	Driftwood, directed by Tim Sullivan (2001 Maniacs), starring Ricky Ullman (Phil of the Future -TV series), Talan Torriero (Laguna Beach — TV series) and Diamond Dallas Page (WWF and WCW Professional Wrestler)

•	Splinter, directed by Michael D. Olmos, starring Tom Sizemore (Saving Private Ryan) and Edward James Olmos (Battlestar Galactica —TV series)

•	Monarch of the Moon
•	Graymark Productions:
•	Surveillance, directed by Fritz Kiersch (Children of the Corn) and starring Armand Assante

•	The Hunt, directed by Fritz Kiersch

•	Soul’s Midnight, starring Armand Assante

•	Fingerprints, starring Kristin Cavallari (Laguna Beach — TV series) and Lou Diamond Phillips
We have two titles in post production. They are:
•	Dark Horse Entertainment’s My Name is Bruce, directed by and starring Bruce Campbell (Evil Dead series, Army of Darkness, and Bubba Ho-tep)
•	Amicus Entertainment’s Stuck, directed by Stuart Gordon (Re-Animator and Masters of Horror) and starring Mena Suvari (American Beauty) and Stephen Rea

Note 8.	Long-Term Debt
New Disc Replication Agreement and Related Advance
On June 30, 2006, we entered into a five-year disc replication agreement with Sonopress LLC. Sonopress serves as our exclusive manufacturer of our DVD requirements. This includes the HD-DVD and Blu-ray Disc® high-definition formats. They also manufacture our CD requirements. On June 30, 2006, we received an interest-free $10 million advance against future DVD manufacturing from Sonopress, to be repaid at $0.20 per DVD manufactured, plus payment of a $0.04 administrative fee per DVD manufactured until the advance is repaid. In July 2006, the proceeds from the Sonopress advance were used to reduce then-outstanding borrowings under our Wells Fargo Foothill (“Foothill”) revolving line of credit facility. All outstanding amounts under the advance are subordinated to all of our obligations outstanding to Foothill. Sonopress has taken a security interest in all of our assets in second position behind Foothill. As the obligation is non-interest bearing, we have imputed and recorded a debt discount of $1,945,000 to the $10 million face amount of the advance based upon our then-borrowing rate with our bank. The deferred manufacturing credit is classified in other long-term liabilities, net of current portion, at December 31, 2006. We amortize the deferred

Image Entertainment, Inc.
Notes To Consolidated Financial Statements
(Unaudited)
credit as a reduction to inventory purchase cost based upon actual discs manufactured by Sonopress. Additionally, we amortize the debt discount, using the effective interest method, to interest expense. We additionally record the $0.04 administrative fee per disc manufactured as an additional inventory manufacturing cost. Amortization of the debt discount is a noncash interest expense and totaled $182,000 and $365,000 for the three and nine months ended December 31, 2006, respectively. Amortization of the deferred manufacturing credit totaled $75,000 and $98,000 for the three and nine months ended December 31, 2006, respectively.
Private Placement of Senior Convertible Note and Warrant
On August 30, 2006, we issued to Portside Growth and Opportunity Fund (“Portside” or “holder”) in a private placement a senior convertible note in the principal amount of $17,000,000 and related warrant to purchase 1,000,000 shares of our common stock, and on November 10, 2006, we entered into an Amendment and Exchange Agreement with Portside, which agreement modified certain terms in the transaction documents and provided for a replacement warrant to be issued in exchange for the warrant previously issued to Portside. The note accrues interest at a rate of 7.875% per annum with accrued interest payable quarterly in arrears in either cash or stock. The note has a term of five years and is convertible into 4,000,000 shares of our common stock at a conversion price of $4.25 per share, subject to the antidilution adjustments. The related warrant is exercisable for an aggregate of 1,000,000 shares of our common stock at an exercise price of $4.25 per share, subject to the antidilution adjustments described below. The warrant is exercisable beginning on March 2, 2007, and has a term of five years from the issuance date.
Beginning thirty months following closing, the holder may require bi-annual payments, each in the amount of $4,000,000 principal, plus interest. If the average weighted trading price of our common stock is greater than $4.00 per share for the twenty trading days immediately prior to the due date for the first payment, then we can delay the first payment until the thirty-sixth month following the closing.
Following the first anniversary of the closing but before the second anniversary, we may force conversion if the weighted average trading price is at least $6.38 per share (or 150% of the then-conversion price) for twenty trading days. Following the second anniversary of the closing, we may force conversion if the weighted average trading price is at least $7.65 per share (or 180% of the then-conversion price) for twenty trading days. In no event can we force the holder to acquire by conversion more than 4.99% of the issued and outstanding shares of our common stock.
If we sell new securities during the first year following closing for a price less than $4.25 (or such other conversion or exercise price then in effect), then the conversion price of the note and exercise price of the warrant will be reduced to an amount equal to the price of the new securities sold. If we sell new securities after the first year following closing for a price less than $4.25 (or such other conversion or exercise price then in effect), then the conversion price of the note and exercise price of the warrant will be reduced to a weighted average amount pursuant to the formula contained in the note and warrant; provided, however, the exercise price of the warrant has a floor price of $3.67 until we receive any necessary stockholder approval as provided in the warrant. The holder has the right to participate in any future sale of securities for two years following closing. Pursuant to a registration rights agreement, during the December 2006 quarter, we filed a registration statement for the resale of the shares underlying the note and warrant.
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
The instruments issued as part of this transaction contain several embedded derivatives which we have valued in accordance FASB Statement No. 133, Derivative Instruments and Hedging Activities. The embedded derivatives included the holder’s right to redeem the note in the event of a change of control and Image’s right to redeem the note in the event of a change of control to a private company. KPMG LLP’s Economic and Valuation Services practice assisted in the valuation of warrant and derivatives. The net fair value of all of the derivatives was not material. The fair value of the warrant was $1,900,000, which was recorded as a discount on the $17 million note liability with an

Image Entertainment, Inc.
Notes To Consolidated Financial Statements
(Unaudited)
offsetting credit to warrant liability in accordance with SFAS 150 Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity and FSP 150-1 Issuer’s Accounting for Freestanding Financial Instruments Composed of More Than One Option or Forward Contract Embodying Obligations under FASB Statement No. 150. The accrued warrant liability is included as a component of other long-term liabilities in the accompanying balance sheet at December 31, 2006. We will revalue at least annually and when circumstances indicate the value would materially change. We will re-address liability classification each quarterly reporting period.
Additionally, $1,154,000 in direct costs relating to the private placement were recorded as an asset-deferred financing costs and is amortized as an additional noncash interest expense using the effective interest rate method over the life of the related private placement debt. Amortization of the debt discount and the deferred financing costs using the effective interest method is a noncash charge to interest expense and totaled $225,000 and $300,000, respectively, for the three and nine months ended December 31, 2006.
Long-term debt at December 31, 2006, and March 31, 2006, consisted of the following:

(In thousands)	December 31, 2006	March 31, 2006
Subordinated senior convertible note, less debt discount of $1,711	$15,289	$—
Subordinated manufacturing advance obligation, less debt discount of $1,580	8,326

	23,615

Current portion of long-term debt, less debt discount of $494	1,389	—

Long-term debt less current portion, less debt discount	$22,226	$—

Note 9.	Subsequent Event — Image’s 120-Day Notice of Termination of Revolving Credit Facility to Lender
On January 5, 2007, we sent a 120-day notice of termination to Foothill of our intent to terminate our revolving line of credit facility. At December 31, 2006, we had no borrowings outstanding under our revolving credit facility with Foothill. The termination will take effect no later than May 7, 2007. We are in discussions with other lenders to obtain a new revolving line of credit before our termination with Foothill takes effect. However, there can be no assurance that we will be successful in doing so on terms which are as or more favorable, or at all.
We were not in compliance with the covenant requiring us to cause Portside Growth and Opportunity Fund to enter into a Lien and Debt Subordination Agreement in a form acceptable to Foothill within 120 days of August 30, 2006, or the covenants establishing 12-month minimum requirements for contractually-defined EBITDA at month end for October, November and December 2006. The required minimum EBITDA, as defined by Foothill, was ($1,500,000), ($2,000,000) and ($3,094,000), for the twelve months ended October 31, November 30, and December 31, 2006, respectively. Our EBITDA, as defined by Foothill, for each measurement period was below the required minimums by approximately $2,309,000, $2,560,000 and $2,254,000, respectively.
At our request and as noted below, Foothill has waived this minimum EBITDA requirement for the 12 month measurement periods ended October 31, November 30, and December 31, 2006, and has eliminated the EBITDA covenant thresholds going forward.
On January 11, 2007, Foothill further amended our August 10, 2005 Amended and Restated Loan and Security Agreement to reflect the following:
1. Our maximum borrowings under the agreement will be limited to the lesser of (a) $5,000,000 and (b) the lesser of a borrowing base equal to 70% of our eligible accounts receivables, less reserves and an amount equal to our collections of account for the preceding 45 days.
2. We will pay a reduced early termination penalty in the amount of $250,000, which will be further reduced to $125,000 in the event that we receive letters of intent or term sheets from a new lender, or an acquirer of Image, by February 28, 2007, and commitment letters to refinance by March 31, 2007. The prepayment penalty will be waived entirely if the letters of intent or term sheets are received by February 15, 2007, and commitment letters are received by March 15, 2007.

Image Entertainment, Inc.
Notes To Consolidated Financial Statements
(Unaudited)
3. Eliminating all financial covenants, including the minimum EBITDA requirements, on a go-forward basis.
Borrowings under the facility bear interest at prime plus 1.5% (9.75% at December 31, 2006). At December 31, 2006, we had cash of $2,083,000 and borrowing availability of $5,000,000 under our revolving credit facility with Foothill. Our current borrowing availability was reduced by approximately $7,979,000 as a result of the above amendment. We expensed approximately $139,000 of our remaining Foothill unamortized deferred financing costs as a result of accelerating the maturity of the revolving line of credit during the three months ended December 31, 2006.

Note 10.	Net Earnings (Loss) per Share Data
The following presents a reconciliation of the numerators and denominators used in computing basic and diluted net  earnings (loss) per share for the three and nine months ended December 31, 2006 and 2005:

	Three months ended		Nine months ended
	December 31,		December 31,
(In thousands, except per share data)	2006	2005	2006	2005
Net earnings (loss) — basic and diluted numerator	$(3,456)	$2,341	$(9,561)	$76

Weighted average common shares outstanding — basic denominator	21,577	21,290	21,451	21,265
Effect of dilutive securities	—	473	—	511

Weighted average common shares outstanding — diluted denominator	21,577	21,763	21,451	21,776

Net earnings (loss) per share — basic and diluted	$(.16)	$.11	$(.45)	$.00

Outstanding common stock options and warrants not included in the computation of diluted earnings per share for the three and nine months ended December 31, 2006, totaled 4,443,000. They were excluded as the effect of their assumed exercise would be antidilutive to the loss per share. Outstanding common stock options and warrants to purchase 2,547,000 shares of common stock were not included in the computation of diluted earnings per share for the three and nine months ended December 31, 2005. They were excluded because their exercise prices were greater than the average market price of our common stock during the respective periods in 2005. Their inclusion would have an antidilutive effect on earnings per share.

Image Entertainment, Inc.
Notes To Consolidated Financial Statements
(Unaudited)

Note 11.	Segment Information
In accordance with the requirements of SFAS No. 131, Disclosures about Segments of and Enterprises and Related Information, selected financial information regarding our reportable business segments, domestic and international, are presented below. Domestic wholesale distribution of home entertainment programming on DVD accounted for approximately 88% and 90% of our net revenue for the three and nine months ended December 31, 2006, respectively, and over 94% and 89% of our net revenue for the three and nine months ended December 31, 2005, respectively. Management evaluates segment performance based primarily on net revenues, operating costs and expenses and earnings (loss) before income taxes. Interest income and expense is evaluated on a consolidated basis and not allocated to our business segments.
For the Three Months Ended December 31, 2006:

	2006
			Inter-segment
(In thousands)	Domestic	International	Eliminations	Consolidated
Net Revenues	$23,061	$1,299	$—	$24,360
Operating Costs And Expenses	25,809	1,079	—	26,888

Earnings (Loss) From Operations	(2,748)	220	—	(2,528)
Other Expenses	928	—	—	928

Earnings (Loss) Before Income Taxes	$(3,676)	$220	$—	$(3,456)

For the Three Months Ended December 31, 2005:

	2005
			Inter-segment
(In thousands)	Domestic	International	Eliminations	Consolidated
Net Revenues	$38,502	$669	$—	$39,171
Operating Costs And Expenses	35,855	695	—	36,550

Earnings (Loss) From Operations	2,647	(26)	—	2,621
Other Expenses	264	—	—	264

Earnings (Loss) Before Income Taxes	$2,383	$(26)	$—	$2,357

For the Nine Months Ended December 31, 2006:

	2006
			Inter-segment
(In thousands)	Domestic	International	Eliminations	Consolidated
Net Revenues	$67,159	$2,390	$—	$69,549
Operating Costs And Expenses	75,288	2,134	—	77,422

Earnings (Loss) From Operations	(8,129)	256	—	(7,873)
Other Expenses	1,688	—	—	1,688

Earnings (Loss) Before Income Taxes	$(9,817)	$256	$—	$(9,561)

For the Nine Months Ended December 31, 2005:

	2005
			Inter-segment
(In thousands)	Domestic	International	Eliminations	Consolidated
Net Revenues	$79,308	$2,186	$—	$81,494
Operating Costs And Expenses	78,732	2,216	—	80,948

Earnings (Loss) From Operations	576	(30)	—	546
Other Expenses	454	—	—	454

Earnings (Loss) Before Income Taxes	$122	$(30)	$—	$92

	As of
(In thousands)	December 31, 2006	March 31, 2006
Total Assets:
Domestic	$92,341	$86,950
International	1,193	725

Consolidated Total Assets	$93,534	$87,675

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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

Through our wholly-owned subsidiary, Egami Media, Inc., we are focused on the acquisition and exploitation of content in the expanding digital distribution marketplace for delivery systems such as:
•	Download to own (electronic sell-through)

•	Digital rental (VOD)

•	Subscription rental (SVOD)

•	Mobile devices
Egami continues to aggressively add numerous video and audio titles to its growing library of exclusive digital rights each month. Over the past two years, Egami has established direct relationships with a majority of digital industry-retailers and continues to seek additional distribution partners as they emerge.
We strive to grow a stream of revenues by maintaining and building a library of titles that can be exploited in a variety of formats and distribution channels. Our active library currently contains:
•	Over 3,000 exclusive DVD titles

•	Approximately 200 CD titles

•	Digital rights to
•	over 1,900 video titles

•	over 180 audio titles
•	containing more than 2,700 individual tracks
We currently release an average of 30 new exclusive DVD titles and three to five new exclusive CD titles each month.
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
At December 31, 2006, we have completed eight motion pictures. Currently, each motion picture is being reviewed internally as well as by third parties with respect to the potential for domestic and international theatrical and/or broadcast opportunities and ultimately the release of each title on DVD and through digital distribution. Through December 31, 2006, we have funded approximately $6.4 million of these co-productions. The eight completed titles and two titles in production, including their details, are as follows:
•	Sisters — produced by Ed Pressman and starring Stephen Rea (V For Vendetta) and Chloe Sevigny (Big Love — TV series) in a remake of Brian De Palma’s classic thriller
•	Plot Outline: A pair of Siamese twins is separated and one is forced to live a sheltered existence under the watchful eye of a controlling psychiatrist.

•	Dark Horse Entertainment:
•	Driftwood, directed by Tim Sullivan (2001 Maniacs), starring Ricky Ullman (Phil of the Future — TV series), Talan Torriero (Laguna Beach — TV series) and Diamond Dallas Page (WWF and WCW professional wrestler)
•	Plot Outline: Guilty over the loss of his rock star older brother, 16-year-old David Forrester (Ricky Ullman) becomes obsessed with death, leading his misguided parents to send him to Driftwood, an attitude-adjustment camp for troubled youths run by the sadistic Captain Doug Kennedy (Diamond Dallas Page) and his brutal young henchman, Yates (Talan Torriero). Once there, David becomes haunted by the spirit of Jonathan, a former inmate who met a mysterious end, a mystery whose resolution could very well be David’s only way out.
•	Splinter, directed by Michael D. Olmos, starring Tom Sizemore (Saving Private Ryan) and Edward James Olmos (Battlestar Galactica — TV series)
•	Plot Outline: A gang member, suffering from severe memory loss, searches for his brother’s murderer. He secretly enlists the aid of the investigating detective, while other members of his gang are mysteriously and sadistically murdered.
•	Monarch of the Moon
•	Plot Outline: America calls on its greatest superhero, The Yellow Jacket, to defeat Japan’s deadliest super agent, The Dragonfly, whose organization, Axis, has made an unholy alliance with the sinister Monarch of the Moon. The Monarch’s secret intent is to invade Earth and strip it of all its natural resources. America’s greatest hero is the only thing that stands between the Monarch and his treacherous goal.
•	Graymark Productions:
•	Surveillance, directed by Fritz Kiersch (Children of the Corn) and starring Armand Assante
•	Plot Outline: The story of an obsessive department store security guard whose spotless record at crime prevention marks the horrifying reality of blackmail, deception and murder.
•	The Hunt, directed by Fritz Kiersch
•	Plot Outline: Bow hunting enthusiast Jack Hamberg, his eight-year old stepson Clint and former news cameraman Atticus Monroe are on a mission to make a deer hunting video. All that is needed to complete the video is a kill. Jack and Atticus reluctantly decide to trespass onto a nearby property where there may be more abundant prey. Once inside the restricted area, they come upon some frightening realizations. The hunters have become the hunted. Only one comes out alive with the tapes that captured the horrific events that transpired on The Hunt.
•	Soul’s Midnight, starring Armand Assante
•	Plot Outline: Soul’s Midnight is a present day vampire horror based on a historic cult who delves into ancient rituals revolving around the legend of St. George. The Eve of St. George is upon them and they must find the perfect sacrifice, a child with an untainted ancestry to St. George, to resurrect their ancient leader.
•	Fingerprints, starring Kristin Cavallari (Laguna Beach — TV series) and Lou Diamond Phillips
•	Plot Outline: Fresh out of rehab, a young woman moves back in with her parents and sister (Cavallari), and soon becomes involved in a mystery that has left people in her town paralyzed.

•	Fingerprints won the “Best Feature” award at the New York City Horror Film Festival in October 2006.
We have two titles in post production. They are as follows:
•	Dark Horse Entertainment’s My Name is Bruce, directed by and starring Bruce Campbell (Evil Dead series and Army of Darkness)
•	Plot Outline: B Movie Legend Bruce Campbell is mistaken for his character Ash from the Evil Dead trilogy and forced to fight a real monster in a small town in Oregon.
•	Amicus Entertainment’s Stuck, directed by Stuart Gordon (Re-Animator and Masters of Horror) starring Mena Suvari (American Beauty) and Stephen Rea
•	Plot Outline: A young woman commits a hit-and-run, then finds her fate tied to her victim.

Third Quarter Highlights
•	Overall net revenues decreased 37.8% to $24,360,000, compared with net revenues of $39,171,000 for the third quarter of fiscal 2006.
•	Digital distribution revenues grew to $337,000, compared to $51,000 for the third quarter of fiscal 2006.
•	Gross profit margins were 19.1%, compared to 28.3% for the third quarter of fiscal 2006.
•	Selling expenses were 12.2% of net revenues, up from 6.9% of net revenues for the third quarter of fiscal 2006.
•	These expenses include $225,000 in employee termination costs in accordance with management’s November 2006 cost reduction plan.
•	General and administrative expenses were down $1,540,000 for the third quarter of fiscal 2007. The third quarter of fiscal 2006 included a charge of $1.7 million from the January 2006 Musicland bankruptcy and a $248,000 asset impairment charge. The December 2006 quarter includes incrementally higher expenses of:
•	$267,000 in employee and UK office termination costs in accordance with management’s November 2006 cost reduction plan.

•	$216,000 in expenses and fees associated with the ongoing process of evaluating strategic alternatives, including the potential sale of the Company, and the Lions Gate contested proxy vote.
•	Net loss was $3,456,000 ($.16 per diluted share), compared to net earnings of $2,341,000 ($.11 per diluted share) for the third quarter of fiscal 2006.
•	On January 5, 2007, we sent a 120-day notice of termination to Wells Fargo Foothill (“Foothill”) of our intent to terminate our revolving line of credit facility. At December 31, 2006, we had no borrowings outstanding under our revolving credit facility with Foothill. See “Revolving Line of Credit with Wells Fargo Foothill” below.
•	We received waivers of noncompliance with certain financial and operating covenants.

•	Our borrowing availability at December 31, 2006 was reduced to $5,000,000 from $12,979,000 and our maximum borrowing limit under the line was also reduced to $5,000,000.
•	On January 22, 2007, we announced the hiring of a new executive officer, video industry veteran Jeffery Fink, to the newly created position of Chief Marketing Officer.
The highlights above are intended to identify some of our more significant events and transactions during the quarter ended December 31, 2006, and recent events which occurred after the quarter’s end. However, these highlights are not intended to be a full discussion of our results for the quarter. These highlights should be read in conjunction with the following discussion of Results of Operations and Liquidity and Capital Resources, and with our condensed consolidated financial statements and footnotes accompanying this report.
Update to the Special Committee of Our Board of Directors’ Process
Our board of directors’ special committee process with respect to the exploration of strategic alternatives remains active and ongoing. To date, we have entered into numerous confidentiality agreements with various entities. These entities have had access to detailed corporate information. Through this process we have had further detailed discussions with several interested parties concerning the potential sale of the Company. We are currently engaged in more advanced negotiations and due diligence with one or more of those interested parties who continue their due diligence process. At the current stage, these negotiations do not constitute a binding agreement to sell the Company, and we can offer no assurances that such negotiations will be consummated on terms satisfactory to us, or at all.
Current State of the Overall DVD Industry
According to The Digital Entertainment Group (DEG) in January 2006, DVD industry sales posted only a slight increase in sales, up 2% to $16.6 billion in 2006 from $16.3 billion in 2005. Total spending on home video (DVD and VHS sales and rentals) was $24.2 billion in 2006, down slightly from $24.3 billion in 2005. The Los Angeles Daily News reported that some consumers may not be buying recently introduced high definition DVDs because of the ongoing format war between supporters of the Blu-ray Disc® camp and the HD-DVD camp, which started last year. The belief is that consumers may be confused by the different formats, and also do not want to risk buying a particular format only to see the other prevail, as was the case during the VHS/Betamax format war. Accordingly, the high-definition DVD industry continues to show slow growth.

DVD remains popular, with a reported 33 million DVD players sold to consumers in 2006. The market for DVD is maturing, if not already matured. The DEG reports that, of the approximately 88 million homes with DVD players, 55% have more than one player when you include set-top DVD, portable DVD, and TV/DVD and DVD/VCR combination players.
Many media analysts have indicated, and we concur, that both DVD hardware and software will grow at a far slower pace than it did during the first 5 years since DVD’s introduction.
The DEG reports that more than 30 million U.S. homes now have HDTV with an estimated 12.5 million sets sold in 2006 and nearly 5 million in the fourth quarter alone. Since the DVD format was launched in 1997, more than 34.5 million HDTV sets have been sold to consumers, and it is estimated that 11% of HDTV owners have more than one set. An estimated 750,000 high definition DVD players and video game — high definition DVD consoles were sold in 2006. There are currently 12 models of high-definition players, including Blu-ray Disc® and HD-DVD. At the January 2007 Consumer Electronics Show in Las Vegas, Nevada, Warner Bros. announced the Total HD Disc, a hybrid double-sided Blu-ray Disc®/HD-DVD disc that should arrive at approximately the same time that LG electronics makes available a DVD player capable of playing both formats. This hybrid technology is meant to attract consumers who are wary of buying technology that might become obsolete, similar to Betamax losing the format battle to VHS. See “Image’s Participation in the High Definition DVD Market” below.
DVD Retail Customer Trends
Changing Landscape of DVD Retailers
We believe the contraction in retail DVD store fronts, specifically the January and August 2006 bankruptcies of Musicland and Tower, deep price discounting on previously released DVDs from the major studios, and the selling of our catalog product by the liquidator who purchased Tower’s entire inventory are contributing to our reduced sales. In addition, Musicland’s inventory of our product was purchased by our customer Trans World through Musicland’s bankruptcy proceeding, which has negatively impacted Trans World’s catalog reorder requirements. Both Musicland and Tower were among the strongest supporters of our catalog, buying our product across-the-board, including premium-priced special edition titles from The Criterion Collection. On a positive note, our sales to Trans World during the nine months ended December 31, 2006 have been significantly higher than the prior-year period primarily due to their acquisition of approximately 400 Musicland stores, as have been our sales to Internet retailers such as Amazon, Critics Choice Video and NetFlix who offer virtual shelf space, which is critical for us and our 3,000 titles. These increased sales have not replaced the overall lost revenues related to the Musicland and Tower bankruptcies, however.
Change in Buying Patterns — Best Buy Vendor Managed Inventory (VMI) Program
During the past year, one of our largest DVD customers, Best Buy, has reduced the number of DVD titles that they carry, with more emphasis being placed on mainstream studio product. Content from independent suppliers, such as Image, has been significantly cutback. On the other hand, the titles that remained in their stores were given more prominence by being better displayed than previously. In conjunction with this move, Best Buy went to a mandatory VMI (Vendor Managed Inventory) control system. In the process of implementing this system, Best Buy returned to us the inventories previously held in their distribution centers. These new buying practices ensured automatic replenishment, but also raised the bar in terms of minimum sell-through quantities. In addition, VMI initial orders, which generally are targeted to provide only a 2-3 week supply of inventory, are much smaller than non-VMI initial orders. The VMI system results in smaller initial order quantities, but with steadier replenishment and fewer returns. The current slate of content that we have at Best Buy which is managed under VMI is performing extremely well. Not only are we properly controlling our product and inventory profiles at these stores, but any returns associated with VMI titles will be minimal on a go-forward basis. Furthermore, Image and one of the industry’s largest wholesale distributors have formed a VMI consortium in which our shipments to Best Buy are combined with seven other DVD vendors, and costs of servicing the Best Buy account are now significantly less because of decreases in freight charges. Accordingly, our acquisitions efforts will be geared more toward higher profile titles that will better fit with not only the Best Buy model, but also the current and emerging models of the other large retailers.

Change in Buying Patterns — Traditional “Brick and Mortar” Retail Customers
In addition to Best Buy reducing their initial orders of our new release programming under VMI, we have seen a similar buying pattern emerging at certain other retailers as well. In the past, retail customers would stock four to six weeks of inventory in their warehouses, but they are now limiting their on-hand stock to two weeks, with vendors like us being responsible for subsequent replenishment in the event that a title meets or exceeds sales projections. If a title doesn’t perform up to expectations within those two weeks, however, it is cut within 30 days with little chance of replenishment. On the positive side, the potential for returns is generally less. We have historically replicated DVDs and stocked our warehouse in preparation for impending replenishments. In order to offset this emerging change, however, we have adjusted our inventory replication and stocking procedures. Now, we are “chasing” successful titles with manufacturing reorders, rather than risk significant overstock.
As the shelf space at “brick and mortar” accounts dwindles, however, we are experiencing growth in our sales to online businesses such as Amazon, Critics Choice Video and NetFlix, which possess practically unlimited “virtual” shelf space. Generally, since these accounts purchase inventory as it is needed, we are not affected by anywhere near the volume of returns that we have historically experienced from traditional “brick and mortar” retail businesses. By placing a greater emphasis on Internet marketing, we are driving a significant number of consumers toward these online companies.
Negative Impact of Lions Gate’s Battle for Control of Image’s Board of Directors and Ongoing Special Committee Process
Lions Gate Entertainment Corp., our second-largest shareholder, filed Form SC 13D/A on March 16, 2006, amending their existing 13D filing. Among other things, the amendment disclosed that they “believe the Company’s current board of directors is not acting in the best interests of the Company and its stockholders as evidenced by the board’s refusal to explore strategic alternatives to maximize stockholder value, including the sale of the Company. In light of the Company’s stock trading significantly below the price per share offered in 2005 by [Lions Gate] and for other operational reasons, [Lions Gate] has lost confidence in the current board’s ability and/or desire to maximize stockholder value.”
Lions Gate also filed a complaint in the Court of Chancery of the State of Delaware in and for New Castle County, seeking declaratory relief that our bylaws provided that our board of directors did not become classified in connection with the 2005 Annual Meeting, as we contended. Lions Gate ultimately received the right to nominate a competing slate of directors for our 2006 annual meeting of stockholders.
What followed was a seven-month, very public and contentious battle for control of our board of directors, with the video industry trade press reporting every ebb and flow of the process. Ultimately, the majority of our shares were voted in favor of our incumbent board of directors who possess extensive video industry experience, and against the Lions Gate-nominated slate of directors. Nevertheless, the lengthy and negative proxy contest, especially when coupled with the ongoing strategic alternative review process (including the possible sale of Image) of our special committee of the board of directors has been extremely detrimental to Image’s financial performance in both objective and subjective ways.
Objectively, the cash costs of the proxy contest for our Board and the strategic review process had a significant, negative impact on our financial performance for the nine-months ended December 31, 2006. We expensed $764,000 relating to the proxy contest and the ongoing special committee process for the nine months ended December 31, 2006.
Subjectively, the proxy contest, strategic review process and our resulting financial performance has been a significant distraction for our management team and employees. We have had greater than normal turnover among our employees due largely to insecurity as to whether or not Lions Gate would successfully take over Image, and if so, what that event would mean with respect to their future employment. As an independent without the backing of a major studio or another investor with significant financial resources, the impact of this scenario upon us is magnified.
Finally, we believe that the uncertainty of our future as an independent supplier of DVD programming has created retail buyer insecurity. As a result, we believe retailers have decreased their inventories of our programming and reduced new purchases of our programming since Lions Gate launched their proxy contest. In multiple face-to-face meetings with retailer buyers, our sales force has been asked to comment on “what’s going on with Lions Gate” and has also been asked in various ways whether or not we would continue operating distinctly as Image Entertainment in any post-acquisition scenario. Retailers want assurances that they will be able to return unsold inventory, and we believe retail buyers do not like the uncertainty that accompanies the possibility of new ownership. In the absence of such assurances, retail combats this insecurity by limiting their inventory and purchasing of our programming — thus reducing their financial exposure — until they are reassured as to our future.

Revenues for the nine months ended December 31, 2006, totaled $69,549,000, down 14.7% from $81,494,000 for the nine months ended December 31, 2005. While the DVD industry is indeed reaching maturity, we believe our drop off in revenue performance is partially attributable to the Lions Gate proxy contest and our strategic review process.
Management’s Plan to Reduce Operating Costs
In an effort to reduce operating costs and achieve profitability, management has embarked on several initiatives that are expected to reduce annual expenses by approximately $3.8 million.
•	On November 9, 2006, we laid off 27 employees spread throughout various departments. Along with an additional six employees who recently left us through attrition and were not replaced, our overall personnel headcount was reduced by 33, resulting in an approximately 16% reduction in our U.S.-based workforce. Annual expense savings from this reduction in force, including salary and benefits, total an estimated $2.2 million. The expense savings will be reflected primarily in selling and general and administrative expenses and amortization of non-recoupable production costs (cost of sales) on a go-forward basis.
•	We laid off both of our two UK employees and closed our Image UK content acquisitions office in November 2006, saving annual expenses of approximately $400,000. Of the $400,000 in savings, $235,000 is compensation related and is not included in the $2.2 million in annual expense savings from reduced headcount discussed above. The expense savings will be reflected in general and administrative expenses on a go-forward basis. The UK office was used primarily as a focal point for the acquisition of programming outside of North America. We believe that a realignment of our acquisition strategy allowed us to close this satellite office without any material negative effect on our overall acquisition efforts.
•	We are making changes in our freight policy and reducing distribution facility expenses, such as temporary labor, employee overtime, utilities and cost of supplies. We expect an immediate annual expense savings from these initiatives of approximately $500,000. The expense savings will be reflected in cost of sales on a go-forward basis.
•	Our successfully-implemented vendor management inventory (VMI) system is affording us approximately $200,000 in annual savings based upon net expense savings generated by reduced freight costs. The expense savings will be reflected in cost of sales on a go-forward basis.
•	We plan to increase the number of new release shipments that originate directly from our new disc manufacturer, Sonopress. This will result in net expense freight savings of approximately $100,000. The expense savings will be reflected in cost of sales on a go-forward basis.
•	We are contemplating having Sonopress carry inventory of our top 200 to 300 titles at their distribution facility in an effort to save future freight expenses.
•	We have reduced third-party professional services that will save approximately $180,000 annually beginning January 1, 2007.
•	We have implemented our content rights management system and expect future comparative savings from outside consultants to be $300,000 annually beginning in our fourth quarter ending March 31, 2007.
We recorded one-time charges for severance associated with the layoff of our employees and accrued for the remaining rent of our Image UK office totaling approximately $492,000 in our third quarter ending December 31, 2006. The one-time charges were reflected in selling expenses $225,000, and general and administrative expenses $267,000, in the statements of operations for the three and nine months ended December 31, 2006.

Appointment of Chief Marketing Officer
On January 22, 2007, video industry veteran Jeffrey Fink joined Image as Chief Marketing Officer. In the newly created position, Mr. Fink serves as an executive officer and is responsible for our worldwide programming and acquisition strategy, marketing and communications, domestic sales and international sublicensing efforts. Mr. Fink reports to Image’s Chief Operating Officer, David Borshell.
Mr. Fink, with 20 years of experience in the home entertainment industry, previously served as Senior EVP, Home Entertainment for Miramax Films, and spearheaded their theatrical and direct-to-video home entertainment new release strategy. He also presided over a library of 600-plus titles responsible for over $600M in annual revenue. Prior to Miramax, Mr. Fink served as President of Sales and Marketing at Artisan Entertainment, with a tenure that ran nearly 10 years. During that time, Mr. Fink guided the independent’s entry into DVD and supervised the sales and marketing of new releases as well as Artisan’s 2000-title catalog.
Content acquisition will be a key focus as we aggressively pursue new and exciting content consisting of feature films and Image’s core programming, taking into account an environment of changing delivery systems and cutting-edge technologies.
Content Acquisition Strategy
With the hiring of Jeff Fink as Chief Marketing Officer, we have also broadened our acquisitions process, bringing it under the control of our new CMO. Mr. Fink will oversee acquisitions, sales and marketing, bringing a skill-set that fosters a cohesive understanding of all three areas. With content acquisition being the lifeblood of Image, it has been important to restructure the department in such a way that our key genres and areas of expertise are allowed to grow with an even greater focus and determination. Additional emphasis has been placed on stronger content with the potential of wider market penetration and larger unit sales. Individuals have been selected to spearhead programming opportunities throughout Image’s key genres, which include Comedy, Urban, Latin, Music, Feature Film and Special Interest. We also intend to leverage Mr. Fink’s experience in the distribution of feature films on DVD and believe that this will enhance our acquisition opportunities in this genre.
The individual acquisition teams, focusing on specific content categories, are partnering with product development from the outset, and marketing’s brand managers once the acquisition is finalized, to determine the best way to maximize revenue across all channels of distribution which include hard goods, conventional broadcast, digital distribution and other areas of exploitation. In meeting with content providers and producers, product development will work with the other teams to determine the best strategies for creating the most viable and marketable product based on consumer tastes and market demand.
Mining of Image’s Vast Library
Throughout the coming year, we plan to create new and special editions of previously released content that will encourage consumers to repurchase the product in these technically superior versions. We also plan to expand on strategies that extend the life cycle of our titles, including expanded “second bite” strategies, repricing and/or remarketing and repromotion, increased focus on budget product and shippers, product shipped with merchandising displays, encouraged by mass merchant retailers such as Wal*Mart, and liquidation strategies to turn deep inventory stocks into cash.
We plan to create multi-title DVD sets by placing a maximum amount of content on a minimal number of discs for a price that will entice consumers to buy. Our double, triple, and multi-title features roll out in our fourth quarter ending March 31, 2007, and we anticipate a steady stream of this product throughout the rest of the calendar year. In addition to the new budget product, we are also focusing our sales efforts to include specialty video outlets such as sporting goods, apparel and youth-culture stores. We have realized great success with lifestyle product at a number of these accounts, and they are often sold at a higher price with greater margins.

Focus on Feature Film DVD and Digital Distribution
Our agreement with Relativity Media (See “Exclusive Distribution Agreement with Relativity Media” below) has attracted interest from film producers who have funding for new productions and/or finished content and are looking for a home entertainment distribution alternative to the major studios. Basically, they are seeking to be more “hands on” and retain control of their DVD and digital distribution rights. We are in discussions with such parties on terms similar to our distribution agreement with Relativity (without any stock component), with the potential for Image equity ownership in the titles. Feature film DVD distribution allows Image to realize significantly higher per-title revenues. Feature films also allow Image to negotiate superior revenue sharing agreements with rental retailers, and command more shelf space at traditional “brick and mortar” retailers. Success with feature film DVDs should also allow us to participate in Wal*Mart’s VMI program, which we are currently not involved in. We believe that our appointment of Mr. Fink as Chief Marketing Officer assists us in achieving this goal.
Image’s Digital Distribution Activities
Egami continues to aggressively add numerous video and audio titles to its growing library of exclusive digital rights each month. Over the past two years, Egami has established direct relationships with a majority of digital industry-retailers and continues to seek additional distribution partners as they emerge.
We strive to grow a stream of revenues by maintaining and building a library of titles that can be exploited in a variety of formats and distribution channels. Our current digital video library contains almost 1500 individual video programs with an option to exploit another 400 in certain limited ways based on the content owner’s restrictions. We have active distribution of approximately 800 programs with another 400 in various stages of encoding or delivery. The balance of the digital library is either a pending new release or a recent catalog acquisition that will be solicited to retailers as soon as it is ready.
Egami’s interaction with retail is much more dynamic due to the overall size of the library confronting each retailer. A recently executed deal with a new retailer who wants to actively sell our entire library will take several months to fully deliver and integrate. The delay is typically on the retailer’s end as it takes time to activate all of the titles. We are constantly adding new and catalog titles to our ever-growing library of digital rights.
Generally, Egami’s digital library is very comparable to our overall DVD library, with particular strengths in music and comedy, although we have programming from all genres. Retailers are typically quite impressed when they see the breadth of our programming, and we commonly hear that we carry “something for everyone.” We do not typically possess digital rights to the types of high-profile titles produced by the major studios, broadcast suppliers and labels, but that is unsurprising given these entities’ similar and competing interests in the digital realm.
Egami is actively participating in many different digital business models, including sell-through, rental, subscription and advertising-supported rental. As the consumers adopt one or more of these (or future) models, Egami is well-positioned to adapt along with our retail partners. We have established good working relationships with our retailers, and continue to be a key source of independent content for them. The near-term challenges presented by the dynamic digital marketplace are increasing awareness of the marketplace by the consumer and integrating it into their buying and consumption habits, as well as retaining the attention of the retailer who is chasing the entire breadth and depth of the DVD marketplace in an effort to build a digital library that appeals to consumers. Egami continues to work with our content suppliers in order to increase the number of our active digital titles. Additionally, Egami supports several technology companies and OEM device manufacturers with programming in an effort to generate consumer interest in digital distribution and increase awareness and demand for our titles.
Image’s Participation in the High Definition DVD Market
We recently released our first three HD-DVD titles: Manilow Live; Heart Alive in Seattle; and Chicago & Earth Wind & Fire. The choice to launch with the HD-DVD format was strictly due to our relationship with Memory Tech in Japan. A special financial arrangement was made that allowed Memory Tech to provide us with the authoring and compression services for these three titles at a cost that was highly advantageous to us. In January 2007, we released three high-definition titles from our recently announced agreement with Discovery Communications. The programs were from Discovery’s acclaimed “Atlas” series (“China Revealed,” “Australia Revealed,” Italy Revealed,” and “Brazil

Revealed”) and were released in both HD-DVD and Blu-ray Disc® editions. Authoring and compression for the titles were provided through Discovery Communications. We feel compression and authoring costs for both formats are currently cost-prohibitive (running anywhere between $20,000 and $70,000 per title depending on content length, number of audio streams, and complexity of menus) for non-motion picture programming, based on the low volume of units currently being purchased by retailers. Additionally, due to the fact that the authoring tools currently available for both formats are relatively new and constantly evolving, we are currently not contemplating the purchase of equipment or software necessary to compress or author HD programming in-house.
We have over 120 high-definition masters that can be used for release on the HD-DVD and Blu-ray Disc® formats, and through the conversion process we also have access to many more titles in our catalog. Many of our programs originated on high definition video, but we can also convert to HD-DVD or Blu-ray Disc® any content that was shot on film, which is actually capable of greater resolution than the current HD formats. In order to convert elements that were shot on film, they must first be sent to a post-production facility specializing in transferring the film to a high definition video format, usually 1920 x 1080p, and a typical transfer can cost anywhere from several thousand dollars to more than $30,000, depending on the amount of supervision, color correction, and restoration work required.
HD-DVD and Blu-ray Disc® are similar in that both utilize the same audio and video encoding formats, resulting in almost identical picture and sound quality for the end user. The video compression formats available for both HD-DVD and Blu-ray Disc® are VC-1, MPEG 4 AVC, and MPEG 2. The audio compression formats available are variations of Dolby Digital (Standard, Plus and True HD), DTS (Standard, HD High Resolution, and HD Master Audio) and uncompressed PCM. We suspect there will be two competing high-definition formats for the foreseeable future.
As consumers continue to purchase high-definition capable televisions, become more exposed to high-definition content through satellite and cable, and begin to appreciate the advantages that high-definition offers over standard definition, they will expect to obtain the same level of quality from their video movie rentals and purchases. With a viable high-definition video-on-demand solution probably several years away, there is plenty of time for one or both of these new optical disc formats to take hold with consumers. As successful and ubiquitous as DVD is right now, many people forget that the format lacked full studio support until well after its launch, to the extent that many in the industry referred to DVD as “Doubtful Very Doubtful.”
New Disc Replication Agreement and Related Advance
On June 30, 2006, we entered into a five-year disc replication agreement with Sonopress LLC. Sonopress serves as our exclusive manufacturer of our DVD requirements. This will include the HD-DVD and Blu-ray Disc® high-definition formats. They also manufacture our CD requirements. On June 30, 2006, we received an interest-free $10 million advance against future DVD manufacturing from Sonopress, to be repaid at $0.20 per DVD manufactured, plus payment of a $0.04 administrative fee per DVD manufactured until the advance is repaid. See “Liquidity and Capital Resources” below.
Private Placement of Senior Convertible Note and Warrant
On August 30, 2006, we issued to Portside Growth and Opportunity Fund (“Portside” or “holder”) in a private placement a senior convertible note in the principal amount of $17,000,000 and related warrant to purchase 1,000,000 shares of our common stock, and on November 10, 2006, we entered into an Amendment and Exchange Agreement with Portside, which agreement modified certain terms in the transaction documents and provided for a replacement warrant to be issued in exchange for the warrant previously issued to Portside. See “Liquidity and Capital Resources” below.
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

Relativity is a financing, consulting and production company that utilizes both traditional and non-traditional channels in order to raise production and distribution funds, both for major studios and independent production entities. To date, Relativity has structured and consummated more that $4 billion in production slate financings. It most recently provided financing for:
•	Smokin’ Aces

•	Catch and Release

•	Talladega Nights: The Ballad of Ricky Bobby

•	RV

•	The Fast and Furious: Tokyo Drift

•	Monster House
Based in part on the advice of our financial advisors and our expectations of the production budget size and type of talent associated with the titles that are to be delivered under the agreement, we project this landmark North American home video and digital distribution output agreement should generate significant DVD and digital revenues over the next few years.
The agreement called for Relativity to provide us with the names of three titles within seven days after the execution of the agreement. Relativity has not yet delivered titles for us to release under this agreement. The first group of theatrical motion pictures to be released by us under the agreement was initially projected to be in the second half of calendar 2007, or during our fiscal 2008. This timing is dependent upon Relativity securing titles for us in the near term.
The agreement calls for us to exclusively distribute all home video and digital video formats for motion pictures controlled by Relativity that are not part of a finance package provided to a major studio or their affiliates, propelling us beyond our existing position as a leading supplier of independent DVD programming to become a significant provider of major motion pictures to the home entertainment industry. Per the agreement, Relativity is to deliver us a minimum of three titles in calendar 2007, and a minimum of seven titles each year thereafter. Each title distributed throughout the ten-year output term will carry a ten-year exclusive distribution term from the date of release. We will oversee post production—specifically authoring and compression and development of ancillary materials—creative design, replication, marketing and advertising, sales, distribution and collections for each picture.
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
Stock Purchase Agreement
As a material inducement to enter into the distribution agreement, we agreed to issue Relativity 3,400,000 shares of our common stock, which are registered on a registration statement on Form S-3. In order to secure Relativity’s performance under our agreement, we have been granted a security interest in the shares pursuant to a security agreement, the shares have been pledged to us pursuant to a stock pledge agreement, and a restrictive legend will be placed on the stock certificates representing the shares restricting their transfer until designated title delivery, box office performance, financial and/or payment requirements are met. To date, Relativity has not provided us the first titles to be released under the agreement and to date, we have not physically issued the shares to Relativity.

Liquidity and Capital Resources
Liquidity Outlook
On January 5, 2007, we sent a 120-day notice of termination to Foothill of our intent to terminate our revolving line of credit facility. At December 31, 2006, we had no borrowings outstanding under our revolving credit facility with Foothill. The termination will take effect no later than May 7, 2007. We have a maximum borrowing availability of $5 million during that 120-day period. At February 12, 2007, we are not borrowed under the line and have cash, net of outstanding checks, of $3.3 million. We have the full $5 million available under the line.
We are not operating at cash breakeven. Unless we are able to increase our sales to achieve cash breakeven, we will not have sufficient cash generated from our business activities to support our operations for the next twelve months without obtaining financing to replace the Foothill revolving line of credit.
We are in discussions with other lenders to obtain a new revolving line of credit before our termination with Foothill takes effect. However, there can be no assurance that we will be successful in doing so on terms which are as or more favorable, or at all. We may also seek other debt or equity financing. We believe any such financing could come in the form of additional corporate debt, convertible debt, convertible preferred stock or straight equity issuance of our registered shares through a private investment in public equity investor; however, there are no assurances that such financing would be available, or available on terms acceptable to us.
In an effort to reduce operating costs, reach cash breakeven and achieve profitability, management has embarked on several cost reducing initiatives expected to reduce annual expenses by approximately $3.8 million. See “Management Plan to Reduce Operating Costs” above.
We believe that projected cash flows from operations, borrowing availability under our existing revolving line of credit, its replacement debt or equity financing, cash on hand, and trade credit will provide the necessary capital to meet our projected cash requirements for at least the next 12 months. However, any projections of future cash needs and cash flows are subject to substantial uncertainty, including the fact that there are no assurances that replacement debt or equity financing would be available to us or available on terms acceptable to us.
We will be financially responsible for funding post production, development of ancillary materials, package design, disc replication, marketing and advertising and distribution for each of the Relativity titles delivered to Image for exclusive DVD and digital distribution. While much of our funding requirements under the Relativity agreement may be financed through a replacement credit facility, we may require increased funding to execute under this agreement.
Should we not be successful in our efforts to increase sales and reduce operating cost to reach cash break even and achieve profitability and should we not obtain necessary replacement financing by the time we file our Annual Report on Form 10-K (within 90 days after March 31, 2007), our independent registered public accounting firm has indicated that their report on our audited consolidated financial statements would express substantial doubt about our ability to continue as a going concern.
Sources and Uses of Cash for the Nine Months Ended December 31, 2006
The following factors contributed to the use of $12,442,000 in operating cash and $1,195,000 in investing cash in the nine-month period since March 31, 2006:
•	Our pretax loss from operations was $9,561,000 for the nine months ended December 31, 2006.
•	Includes expenses associated with the Lions Gate proxy contest and special committee of our board of directors’ process as well as the ongoing process of evaluating strategic alternatives, including the potential sale of the Company, of $764,000.
•	We funded feature film production of $2.9 million.
•	We paid down accrued royalties, distribution fees and music publishing fees by $4.3 million, offset in part by a $3.5 million increase in trade payables and accrued liabilities.

•	Approximately $1.1 million in royalties previously advanced to us and classified as deferred revenues were recouped by Sony BMG.
•	Beginning with our fourth quarter ended March 31, 2006, and in accordance with our agreement, Sony BMG has been recouping their initial $3 million royalty advance to us and not providing us with replacement advances as they had done prior to the quarter ended March 31, 2006. Sony BMG has recouped $1.8 million, instead of re-advancing us this amount.
•	We incurred $1.2 million in capital expenditures in our continuing effort to improve our information technology and distribution system infrastructure.
•	Offsetting the uses of cash above, our gross trade accounts receivables (gross of reserves for sales returns and allowances, and doubtful accounts) decreased to $24.2 million at December 31, 2006, as compared to $26.3 million at March 31, 2006, as a result of normal seasonal fluctuations.
We financed these expenditures through operating cash flows, our revolving line of credit, borrowings from our new disc manufacturer Sonopress and a private placement of debt. While we had no current outstanding borrowings under our revolving line of credit with Wells Fargo Foothill at December 31, 2006, our long-term outstanding borrowings from the private placement and the manufacturing advance from Sonopress totaled $26.9 million (of which $1.2 million in related fees were deducted from the proceeds of the private placement). The $26.9 million outstanding, of which $17 million may incrementally become due beginning in February 2009 and $10 million of which is incrementally due as discs are manufactured (we estimate $2.0 million will be due in the next 12 months) represents an increase of approximately $15.4 million from the $11.5 million borrowed and classified as a current liability at March 31, 2006.
Our working capital has historically been generated from the following sources:
•	operating cash flows
•	availability under our revolving line of credit
•	private placement of debt and equity instruments
•	advances from our disc manufacturer
Revolving Line of Credit with Wells Fargo Foothill
On January 5, 2007, we sent a 120-day notice of termination to Foothill of our intent to terminate our revolving line of credit facility. At December 31, 2006, we had no borrowings outstanding under our revolving credit facility with Foothill. The termination will take effect no later than May 7, 2007. We are in discussions with other lenders to obtain a new revolving line of credit before our termination with Foothill takes effect. However, there can be no assurance that we will be successful in doing so on terms which are as or more favorable, or at all.
We were not in compliance with the covenant requiring us to cause Portside Growth and Opportunity Fund to enter into a Lien and Debt Subordination Agreement in a form acceptable to Foothill within 120 days of August 30, 2006, or the covenants establishing 12-month minimum requirements for contractually-defined EBITDA at month end for October, November and December 2006. The required minimum EBITDA, as defined by Foothill, was ($1,500,000), ($2,000,000) and ($3,094,000), respectively for the twelve months ended October 31, November 30, and December 31, 2006, respectively. Our EBITDA, as defined by Foothill, for each measurement period was below the required minimums by approximately $2,309,000, $2,560,000 and $2,254,000, respectively.
At our request and as noted below, Foothill has waived this minimum EBITDA requirement for the 12 month measurement periods ended October 31, November 30, and December 31, 2006, and has eliminated the EBITDA covenant thresholds going forward.
On January 11, 2007, Foothill further amended our August 10, 2005, Amended and Restated Loan and Security Agreement as follows:
1. Our maximum borrowings under the agreement will be limited to the lesser of (a) $5,000,000 and (b) the lesser of a borrowing base equal to 70% of our eligible accounts receivables, less reserves and an amount equal to our collections of account for the preceding 45 days.

2. We will pay a reduced early termination penalty in the amount of $250,000, which will be further reduced to $125,000 in the event that we receive letters of intent or term sheets from a new lender, or an acquirer of Image, by February 28, 2007, and commitment letters to refinance by March 31, 2007. The prepayment penalty will be waived entirely if the letters of intent or term sheets are received by February 15, 2007, and commitment letters are received by March 15, 2007.
3. Eliminating all financial covenants, including the minimum EBITDA requirements, on a go-forward basis.
Borrowings under the facility bear interest at prime plus 1.5% (9.75% at December 31, 2006). At December 31, 2006, we had cash of $2,083,000 and borrowing availability of $5,000,000 under our revolving credit facility with Foothill. Our current borrowing availability was reduced by approximately $7,979,000 as a result of the above amendment. We expensed approximately $139,000 of our remaining Foothill unamortized deferred financing costs as a result of accelerating the maturity of the revolving line of credit during the three months ended December 31, 2006.
$10 Million Manufacturing Advance From Our DVD and CD Manufacturer Sonopress
On June 30, 2006, we received an interest-free $10 million advance against future manufacturing from Sonopress, to be repaid at $0.20 per DVD manufactured, plus payment of a $0.04 administrative fee per DVD manufactured until the advance is repaid. In July 2006, the proceeds from the Sonopress advance were used to reduce then-outstanding borrowings under our revolving line of credit facility. All outstanding amounts under the advance are subordinated to all of our obligations outstanding to Foothill. Sonopress has taken a security interest in all of our assets in second position behind Foothill. As the obligation is non-interest bearing, we have imputed and recorded a debt discount of $1,945,000 to the $10 million face amount of the advance based upon our then-borrowing rate with our bank. We amortize the debt discount, using the effective interest method, as a noncash charge to interest expense. Amortization of the debt discount as noncash interest expense totaled $182,000 and $365,000 for the three and nine months ended December 31, 2006, respectively. We have recorded a corresponding deferred manufacturing cost credit for the same amount as a component of other long-term liabilities, net of current portion. We amortize the deferred credit as a reduction to inventory purchase cost based upon actual discs manufactured by Sonopress. Amortization of the deferred manufacturing credit totaled $75,000 and $98,000 for the three and nine months ended December 31, 2006, respectively. We additionally record the $0.04 administrative fee per DVD manufactured as an additional inventory manufacturing cost.
Private Placement of $17 Million Senior Convertible Note and Warrant
On August 30, 2006, we issued in a private placement to Portside Growth and Opportunity Fund (“Portside” or “holder”) a senior convertible note in the principal amount of $17,000,000 and related warrant to purchase 1,000,000 shares of our common stock, and on November 10, 2006, we entered into an Amendment and Exchange Agreement with Portside, which agreement modified certain terms in the transaction documents and provided for a replacement warrant to be issued in exchange for the warrant previously issued to Portside. The note accrues interest at a rate of 7.875% per annum with accrued interest payable quarterly in arrears in either cash or stock. The note has a term of five years and is convertible into 4,000,000 shares of our common stock at a conversion price of $4.25 per share, subject to the antidilution adjustments. The related warrant is exercisable for an aggregate of 1,000,000 shares of our common stock at an exercise price of $4.25 per share, subject to the antidilution adjustments described below. The warrant is exercisable beginning on March 2, 2007, and has a term of five years from the issuance date.
Beginning thirty months following closing, the holder may require bi-annual payments, each in the amount of $4,000,000 principal, plus interest. If the average weighted trading price of our common stock is greater than $4.00 per share for the twenty trading days immediately prior to the due date for the first payment, then we can delay the first payment until the thirty-sixth month following the closing.
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

If we sell new securities during the first year following closing for a price less than $4.25 (or such other conversion or exercise price then in effect), then the conversion price of the note and exercise price of the warrant will be reduced to an amount equal to the price of the new securities sold. If we sell new securities after the first year following closing for a price less than $4.25 (or such other conversion or exercise price then in effect), then the conversion price of the note and exercise price of the warrant will be reduced to a weighted average amount pursuant to the formula contained in the note and warrant; provided, however, the exercise price of the warrant has a floor price of $3.67 until we receive any necessary stockholder approval as provide in the warrant. The holder has the right to participate in any future sale of securities for two years following closing. Pursuant to a registration rights agreement, in the December 2006 quarter we filed a registration statement for the resale of the shares underlying the note and warrant.
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
The instruments issued as part of this transaction contain several embedded derivatives which we have valued in accordance FASB Statement No. 133, Derivative Instruments and Hedging Activities. The embedded derivatives included the holder’s right to redeem the note in the event of a change of control and Image’s right to redeem the note in the event of a change of control to a private company. KPMG LLP’s Economic and Valuation Services practice assisted in the valuation of warrant and derivatives. The net fair value of all of the derivatives was not material. The fair value of the warrant was $1,900,000, which was recorded as a discount on the $17 million note liability with an offsetting credit to warrant liability in accordance with SFAS 150 Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity and FSP 150-1 Issuer’s Accounting for Freestanding Financial Instruments Composed of More Than One Option or Forward Contract Embodying Obligations under FASB Statement No. 150. The accrued warrant liability is included as a component of other long-term liabilities in the accompanying balance sheet at December 31, 2006. We will revalue at least annually and when circumstances indicate the value would materially change. We will re-address liability classification each quarterly reporting period.
Additionally, $1,154,000 in direct costs relating to the private placement were recorded as an asset-deferred financing costs and is amortized as an additional noncash interest expense using the effective interest rate method over the life of the related private placement debt. Amortization of the debt discount and the deferred financing costs using the effective interest method is a noncash charge to interest expense and totaled $225,000 and $300,000, respectively, for the three and nine months ended December 31, 2006.
Long-Term Debt
Long-term debt at December 31, and March 31, 2006, consisted of the following:

(In thousands)	December 31, 2006	March 31, 2006
Subordinated senior convertible note, net of $1,711 discount	$15,289	$—
Subordinated manufacturing advance obligation, net of $1,580 discount	8,326	—

	23,615	—

Less current portion of long-term debt, net of $494 discount	1,389	—

Long-term debt less current portion and debt discounts	$22,226	$—

Contractual Obligations and Commercial Commitments
The following table summarizes our contractual obligations at December 31, 2006, and the effects such obligations are expected to have on liquidity and cash flow in future periods:

(in thousands)	Payments due by fiscal period
		Remainder
Contractual obligations:	Total	of 2007	2008	2009	2010	2011	Thereafter
Long-term debt obligations	$26,906	$525	$2,100	$6,200	$10,200	$6,881	$1,000
Operating lease obligations	11,846	433	1,656	1,658	1,701	1,745	4,653
Interest — convertible debt	4,043	335	1,339	1,312	814	210	33
Licensing and exclusive distribution agreements	10,843	4,850	5,993	—	—	—	—
Employment agreements	3,151	697	2,454	—	—	—	—

Total	$56,789	$6,840	$13,542	$9,170	$12,715	$8,836	$5,686

Advances and guarantees included in the table above, under licensing and exclusive distribution agreements, are recoupable against future royalties and distribution fees earned by our exclusive program suppliers in connection with revenues generated by those rights. As we have historically, we expect to fund these commitments through recoupment of existing advances, existing and replacement bank lines of credit, and other working capital.
Off-Balance Sheet Arrangements
We currently do not have any off-balance sheet arrangements.
Results of Operations
The accompanying consolidated financial information for the three and nine months ended December 31, 2006, should be read in conjunction with the Consolidated Financial Statements, the Notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations in our most recent Annual Report on Form 10-K.
We have two business segments:
•	Domestic
•	International
Our domestic segment includes domestic wholesale distribution, program licensing and production and the operating results of our subsidiaries Egami Media, Inc., Home Vision Entertainment, Inc. and Image Entertainment (UK), Inc. We have consolidated 100% of the operations of Home Vision with our existing operations and closed our UK subsidiary.
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
Revenue
Sales of DVD and CD programming accounted for approximately 90.7% and 4.4%, respectively, of net revenues for the quarter ended December 31, 2006, and 95.7% and 1.7%, respectively, of net revenues for the nine months ended December 31, 2006. Sales of CD programming increased to $1,072,000 for the December 2006 quarter, from $646,000 for the December 2005 quarter, and decreased to $3.2 million for the nine months ended December 31, 2006, from $4.7 million for the nine months ended December 31, 2005.

The following table presents consolidated net revenues by reportable business segment for the three and nine months ended December 31, 2006 and 2005, respectively:

	Three Months Ended December 31,			Nine Months Ended December 31,
	2006	2005	% Change	2006	2005	% Change
	(in thousands)			(in thousands)
Net revenues
Domestic	$23,061	$38,502	(40.1)%	$67,159	$79,308	(15.3)%
International	1,299	669	94.2	2,390	2,186	9.3

Consolidated	$24,360	$39,171	(37.8)%	$69,549	$81,494	(14.7)%

Domestic Revenue
Our third fiscal quarter domestic revenue performance was disappointing given that historically, our third quarter is one of our strongest quarters in terms of revenues.
We historically attempt to schedule high-profile new releases and catalogue reissues during this quarter in order to capitalize on the holiday selling period. We had a great deal of success during the year-ago third quarter, with such higher-priced boxed sets as the BBC production of The Chronicles of Narnia (containing The Lion The Witch And The Wardrobe, The Silver Chair and Prince Caspian and The Voyage Of The Dawn Treader), The Bill Jeff Larry and Ron Box Set (Featuring Bill Engvall, Jeff Foxworthy, Larry the Cable Guy and Ron White) and the Twilight Zone: Definitive Edition Seasons 4 and 5. This fiscal year, we did not have comparable content allowing us to capitalize on the holiday gift season.
The DVD marketplace for independent DVD suppliers such as Image has been negatively impacted by a maturing and slowing DVD sell-through market. Major motion picture studios are offering more of their catalogue programming to retail at reduced prices, taking up more precious shelf space from the independent suppliers. The larger retailers use discounted DVDs to drive consumer traffic to their stores which have weakened other stand-alone DVD and CD retailers. Retail shelf space is at a premium and with the January 2006 and August 2006 bankruptcy filings of Musicland and Tower (both customers of Image), the numbers of retail store fronts have been reduced.
Our customer Trans World Entertainment purchased approximately 400 of the approximately 800 Musicland stores, closed approximately 55 of those purchased and absorbed the inventories from all of the purchased stores, which included inventories originally purchased by Musicland from us. While our sales of product to Trans World have increased for the nine months ended December 31, 2006, as compared to the year-ago periods, they have not covered the revenues lost as a result of Musicland going out-of-business.
Tower was purchased by a liquidator which liquidated the chain with going-out-of-business sales. Tower’s inventory, including inventories originally purchased by Tower from us, was deeply discounting to consumers during the December 2006 quarter.
As retail store fronts shrink and shelf space becomes more constrained, we are seeing our sales to our Internet retailers growing. Sales to Amazon, Critics Choice Video, and NetFlix have increased for the nine months ended December 31, 2006, by 10%, 25% and 145%, respectively, as compared to the nine months ended December 31, 2005. Internet retailers offer virtual shelf space, which is of critical importance to an independent software supplier.
Finally, we believe that the uncertainty of our future as an independent supplier of DVD programming has created retail buyer insecurity. As a result, we believe retailers have decreased their inventories of our programming and reduced new purchases of our programming since Lions Gate launched their proxy contest. In multiple face-to-face meetings with retailer buyers, our sales force has been asked to comment on “what’s going on with Lions Gate” and has also been asked in various ways whether or not we would continue operating distinctly as Image Entertainment in any post-acquisition scenario. Retailers want assurances that they will be able to return unsold inventory, and we believe retail buyers do not like the uncertainty that accompanies the possibility of new ownership. In the absence of such assurances, retail combats this insecurity by limiting their inventory and purchasing of our programming — thus reducing their financial exposure — until they are reassured as to our future.

We anticipate that the high definition DVD market will ultimately help energize overall DVD sales as well as generate revenues for us from our high definition assets. We have over 120 high-definition masters that can be released on either the HD-DVD or Blu-ray Disc® formats, and through the conversion process we also have access to many more titles in our catalog.
Digital distribution offers near- and medium-term opportunities. Increasing broadband Internet access and the consumer’s growing expectation that they will be able to consume entertainment content exactly the way they want, where they want, and how they want, will play an extremely important role in how quickly digital distribution grows. We believe the speed in which key industry players move to embrace the transition to digital distribution will most likely determine how quickly video on demand, digital download and streaming revenues grow. Our wholly-owned subsidiary Egami Media is growing its revenues as the digital video market continues to develop. Our digital distribution revenues for the December 2006 quarter grew to $337,000, from $51,000 in the 2005 quarter. Digital distribution revenues for the nine months ended December 31, 2006, grew to $802,000, from $95,000 for the 2005 nine-month period. We anticipate continued growth of both our digital library and digital revenues.
During the three and nine months ended December 31, 2006, our DVD and CD new release schedule did not perform as well as expected and were not as strong as the same periods in 2005. Our catalogue revenues were also lower, most likely the result of the factors discussed above.
Our top ten new release DVD and CD titles for the December 2006 and 2005 quarters together generated net revenues of $6.6 million and $8.3 million, respectively. New releases totaled $11.9 million and $15.4 million for the December 2006 and 2005 quarters, respectively.
Our strongest new releases were:

December 2006 Quarter
DVDs
The Twilight Zone: Complete Definitive Collection
Essential Art House: 50 Years of Janus Films Box
Elvis Presley: Ed Sullivan Shows
Wanda Sykes: Sick and Tired
BBC Production of The Chronicles of Narnia: Prince Caspian (remastered)
Double Life of Veronique (Criterion)
Cream: Their Fully Authorized Story
CDs
Tamia: Between Friends
John Popper Project
Phil Lesh & Friends: Live at the Warfield
December 2005 Quarter
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

International Revenue
The increase in the December 2006 quarter’s international sales compared to the December 2005 quarter was primarily due to increased revenues from the broadcast of our exclusive content.

Gross Margins
The following table presents consolidated cost of sales by reportable business segment and as a percentage of related segment net revenues for the three and nine months ended December 31, 2006 and 2005, respectively:

	Three Months Ended December 31,			Nine Months Ended December 31,
	2006	2005		2006	2005
	(in thousands)			(in thousands)
Cost of sales:
Domestic	$18,761	$27,567		$55,035	$58,402
International	937	521		1,711	1,706

Consolidated	$19,698	$28,088		$56,746	$60,108

			% Change			% Change

As a percentage of segment net revenues:
Domestic	81.4%	71.6%	9.8%	81.9%	73.6%	8.3%
International	72.1	77.9	(5.8)	71.6	78.0	(6.4)

Consolidated	80.9%	71.7%	9.2%	81.6%	73.8%	7.8%

Domestic Gross Margin
Gross margins for the domestic segment, as a percentage of segment net revenues, decreased to 18.6% and 18.1% for the three months and nine months ended December 31, 2006, respectively, from 28.4% and 26.4%, respectively, for the three and nine months ended December 31, 2005. Our gross margins are impacted by the sales mix of titles selling within the respective periods. Each of our exclusive agreements has differing terms. We have exclusive license agreements and exclusive distribution agreements. We typically generate higher gross margins under license agreements. For license agreements, we pay a royalty based on sales and for distribution agreements, we generally retain a fee, recoup our costs and split back-end profits, if any. The average gross margin recognized is then reduced by expenses classified as cost of sales such as the expenses generated by our distribution facility, amortization of non-recoupable production costs, freight out and market development funds contributed to our retailers to get placement for our product. When the average gross margin for a period is lower, these additional costs of sales items will further reduce the gross margins recognized.
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
Some specific factors contributing to the decrease in segment gross profit margins for the three and nine months ended 2006 as compared to the 2005 periods were:
•	As a percentage of net revenues, we experienced a significant increase in net revenues generated by exclusively distributed content as opposed to exclusively licensed content for the three and nine months ended December 31, 2006. Historically, a higher percentage of revenues are generated from higher-margin exclusively-licensed titles. Because our revenues included such a high percentage of lower-margin exclusively distributed programming, our average gross margins for all of our titles were lower, prior to the deduction of the other cost of sales items discussed above.

•	We experienced lower gross margins on some of our exclusively distributed DVD and CD product attributable to higher amortization of recoupable production costs as a result of lowering ultimate revenue forecasts due to recent DVD marketplace slowing trends experienced.
•	At lower revenue levels, fixed costs included in cost of sales represent a higher percentage of net revenues, negatively impacting our gross margin percentage.
•	We increased the amount of market development funds provided to our customers, which is recorded as a reduction of revenues and thus has a negative effect on gross margins. These market development fund expenditures, as percentages of domestic net revenues, were 6.5% and 5.7%, before reduction for such market development funds, for the three and nine months ended December 31, 2006, respectively, up from 4.1% and 4.5%, for the comparable 2005 periods, respectively. We expect the trend of increased market development funds paid to customers to continue for the foreseeable future.
International Gross Margin
Gross margins for the international segment are based upon royalty income generated by sales of our exclusive programming by our sublicensees. The gross margins we report will fluctuate depending upon the sales mix of titles sold by our sublicensees and royalty rates to our content suppliers based upon those reported royalties. We expect gross margins for this segment to continue to fluctuate higher and lower in future periods as a result of the factors mentioned above.
Selling Expenses
The following table presents consolidated selling expenses by reportable business segment and as a percentage of related segment net revenues for the three and nine months ended December 31, 2006 and 2005, respectively:

	Three Months Ended December 31,			Nine Months Ended December 31,
	2006	2005	% Change	2006	2005	% Change
	(in thousands)			(in thousands)
Selling expenses:
Domestic	$2,959	$2,651	11.6%	$7,958	$7,962	(0.1)%
International	1	41	(97.6)	45	96	(53.1)

Consolidated	$2,960	$2,692	10.0%	$8,003	$8,058	(0.7)%

As a percentage of segment net revenues:
Domestic	12.8%	6.9%	5.9%	11.8%	10.0%	1.8%
International	0.0	6.1	(6.1)	1.9	4.4	(2.5)

Consolidated	12.2%	6.9%	5.3%	11.5%	9.9%	1.6%

Domestic Selling Expenses
The change in selling expenses in absolute dollars and as a percentage of segment revenues for the three and nine months ended December 31, 2006 as compared to the three months and nine months ended December 31, 2005 was primarily due to the following factors:
•	Severance costs incurred from the November 9, 2007 involuntary termination of employees as part of management’s plan to reduce operating costs totaled $225,000 for both the three and nine months ended December 31, 2006.
•	Advertising and promotional expenses were up approximately $105,000 due to greater use of third-party publicity consultants on several of our new DVD and CD releases for the December 2006 quarter. As a percentage of revenues, advertising and promotional expenses were 5.6% of segment net revenues, up from 3.1% for the December 2005 quarter due to comparable expenditures in the December 2006 quarter against significantly lower revenue performance. For the nine months ended December 31, 2006, advertising and promotional expenses were down approximately $453,000 due to reduced consumer advertising, offset in part by increased expenditures for third-party publicity consultants on many new DVD and CD releases.

The above comparative increases for the December 2006 quarter were partially offset by $140,000 in reduced compensation expense.
General and Administrative Expenses
The following table presents consolidated general and administrative expenses by reportable business segment and as a percentage of related segment net revenues for the three and nine months ended December 31, 2006 and 2005, respectively:

	Three Months Ended December 31,			Nine Months Ended December 31,
	2006	2005	% Change	2006	2005	% Change
	(in thousands)			(in thousands)
General and administrative expenses:
Domestic	$4,089	$5,638	(27.5)%	$12,295	$12,369	(0.6)%
International	141	132	6.8	378	413	(8.5)

Consolidated	$4,230	$5,770	(26.7)%	$12,673	$12,782	(0.9)%

As a percentage of segment net revenues:
Domestic	17.7%	14.6%	3.1%	18.3%	15.6%	2.7%
International	10.9	19.7	(8.8)	15.8	18.9	(3.1)

Consolidated	17.4%	14.7%	2.7%	18.2%	15.7%	2.5%

Domestic General and Administrative Expenses
General and administrative expenses were lower in absolute dollars yet higher as a percentage of net revenues for the three and nine months ended December 31, 2006. General and administrative expenses for the three and nine months ended December 31, 2005 included a bad debt charge, associated with Musicland Holding Corp.’s January 2006 bankruptcy filing, of approximately $1.7 million and an asset impairment charge of $248,000. Increases in expenses for the three and nine months ended December 31, 2006 as compared to the 2005 periods are discussed below:
•	Severance and UK office closure costs related to the November 9, 2006 involuntary termination of employees as part of management’s plan to reduce operating costs totaled $267,000.
•	Expenses associated with the Lions Gate proxy contest and special committee of our board of directors’ process totaling $216,000 and $764,000 for the three and nine months ended December 31, 2006, respectively. These costs include investment banking fees, legal fees, proxy solicitor fees, financial printer filings, press release costs, special committee fees and independent proxy vote processor fees.
•	Temporary labor expenses of $104,000 and $438,000 for the three and nine months ended December 31, 2006, respectively, associated with inputting and auditing the data entered into our content rights management system and for the auditing of contractual data prior to it being entered into our new royalty and distribution system.
•	Net charge of $496,000 associated with Tower’s bankruptcy filing in August 2006 during our September 2006 quarter. In November 2006, we assigned our right, title and interest in our general unsecured trade receivable bankruptcy claim against MTS to a third-party financial institution for a cash payment of approximately $135,000. Accordingly, we recorded a $64,000 recovery of the previously written off bad debt charge as a credit to general and administrative expenses for the three and nine months ended December 31, 2006.
•	Investment banking fees and expenses of $90,000 associated with the investment banking review of the Relativity agreement for the nine months ended December 31, 2006.
•	Computer maintenance and non-capitalized computer hardware and software expenditures were higher by approximately $217,000.
•	Insurance expenses, primarily medical and directors and officers liability, were higher by $100,000.
See “Management Plan to Reduce Operating Costs” above.

Interest Expense
The following table presents consolidated interest expense and as a percentage of consolidated net revenues for the three and nine months ended December 31, 2006 and 2005, respectively:

	Three Months Ended December 31,			Nine Months Ended December 31,
	2006	2005	% Change	2006	2005	% Change
	(in thousands)			(in thousands)

Interest expense, net of interest income	$928	$267	247.6%	$1,688	$461	266.2%

As a percentage of net revenues	3.8%	0.7%	3.1%	2.4%	0.6%	1.8%

Interest expense for the three and nine months ended December 31, 2006, was higher as a result of higher weighted average interest bearing debt levels and interest rates for the period as well as significant noncash interest expense recorded from the amortization of debt discounts and deferred financing costs. Net noncash charges to interest expense, representing amortization of the Sonopress manufacturing advance debt discount, convertible note debt discount and deferred financing costs for the three and nine months ended December 31, 2006, totaled $407,000 and $665,000, respectively. We expensed approximately $139,000 of our remaining Foothill unamortized deferred financing costs as a result of accelerating the maturity of our revolving line of credit during the three months ended December 31, 2006. Noncash amortization of the Foothill deferred financing costs to interest expense for the three and nine months ended December 31, 2006 totaled $152,000 and $176,000, respectively. Of our total interest expense for the three and nine months ended December 31, 2006, 60% and 49%, respectively, represented noncash interest expense.
Income Taxes
We did not record Federal and state tax expense or benefit for the three and nine months ended December 31, 2006 or 2005, as a result of our net loss and our valuation allowance against 100% of our deferred tax assets.
Consolidated Net Earnings (Loss)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2006	2005	2006	2005
	(in thousands)		(in thousands)

Net earnings (loss)	$(3,456)	$2,341	$(9,561)	$76

Net earnings (loss) per diluted share	$(.16)	$.11	$(.45)	$.00

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

Recent Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity. We expect that the adoption of SFAS No. 158 will not have a material impact on our consolidated results of operations or financial position. The provision of SFAS No. 158 will be effective for this fiscal year ending March 31, 2007.
In September 2006, the SEC issued Staff Accounting Bulletin (SAB) 108, The Effect of Prior-Year Errors on Current-Year Materiality Evaluations that addresses how uncorrected errors in previous years should be considered when quantifying errors in current year financial statements. This SAB is effective for the fiscal years ending after November 15, 2006. Upon adoption, companies are allowed to record the effects as a cumulative-effect adjustment to retained earnings. We are currently evaluating the impact of the SAB on the financial statements upon adoption and do not anticipate a material impact on operating results or financial position.
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and requires enhanced disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements. The pronouncement is effective for fiscal years beginning after November 15, 2007. The guidance in SFAS 157 will be applied prospectively with the exception of: (i) block discounts of financial instruments; and (ii) certain financial and hybrid instruments measured at initial recognition under SFAS 133. These exceptions are to be applied retrospectively as of the beginning of initial adoption (a limited form of retrospective application). We will change how we estimate fair value starting in fiscal 2009.
In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in income tax positions. This Interpretation requires that we recognize in the consolidated financial statements the impact of a tax position that is more likely than not to be sustained upon examination based on the technical merits of the position. FIN 48 contains extensive disclosure requirements. The provisions of FIN 48 will be effective as of the beginning of our 2008 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 on the consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates and foreign currency exchange rates. Changes in interest rates and changes in foreign currency exchange rates have an impact on our results of operations.
Interest Rate Fluctuations
At December 31, 2006, we did not have any outstanding borrowings subject to changes in interest rates. Borrowings under our bank revolving line of credit will be subject to changes in interest rates. We presently do not use derivatives to manage this risk.
Management believes that moderate changes in the prime rate would not materially affect our operating results or financial condition.
Foreign Exchange Rate Fluctuations
At December 31, 2006, approximately $15,000 of our accounts receivable is related to international distribution and denominated in foreign currencies, and accordingly is subject to future foreign exchange rate risk. We distribute some of our licensed DVD programming (for which we hold international distribution rights) internationally through sublicensees. Additionally, we exploit international broadcast rights to some of our exclusive entertainment programming (for which we hold international broadcast rights). Management believes that moderate changes in foreign exchange rates will not materially affect our operating results or financial condition. To date, we have not entered into foreign currency exchange contracts.

ITEM 4.	CONTROLS AND PROCEDURES
We carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in making known to them in a timely manner material information relating to us (including our consolidated subsidiaries) that is required to be included in our periodic SEC reports.
There was no change in our internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

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
Our results of operations and financial condition are subject to numerous risks and uncertainties described in our Annual Report on Form 10-K filed on June 29, 2006, and incorporated herein by reference. You should carefully consider these risk factors in conjunction with the other information contained in this report. Should any of these risks materialize, our business, financial condition and future prospects could be negatively impacted. As of December 31, 2006, there have been no material changes to the disclosures made on the above-referenced Form 10-K, except as follows:
Risks Relating to Our Business
We May Not Be Able to Obtain a New Revolving Credit Facility, Which May Adversely Affect Our Business and Results of Operations. Our existing credit facility with Wells Fargo Foothill (“Foothill”) will terminate on or about May 7, 2007. There can be no assurance that we will be able to obtain a new revolving credit facility on terms which are as or more favorable than our existing credit facility with Foothill, or at all. We may also be unsuccessful in obtaining a new revolving credit facility before the termination of our existing credit facility with Foothill takes effect. If we are unable to secure a new revolving credit facility, or if any new credit facility we secure is not obtained on terms favorable to us, our business and results of operations may be adversely affected.
For more information regarding the termination of our existing credit facility, see “ITEM 2. Management‘s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity Outlook” above.
The Residual Effects of the Prolonged Proxy Contest with Our Second-Largest Shareholder May Adversely Affect Our Retail Sales. As a result of the proxy contest with our second-largest shareholder, Lions Gate Entertainment Corp. (“Lions Gate”), retail sales may be adversely affected due to retail buyer uncertainty regarding our future. Consequently, retail buyers may further reduce their new purchases and existing inventories of our programming in order to address this uncertainty and this may have negative result on our business and results of operations. There can be no assurance that we will be able to persuade our retail buyers of our ability to operate independently, or that our retail buyers will increase their purchases of our programming in the future.
For more information regarding the proxy contest with Lions Gate, see “ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Negative Impact of Lions Gate’s Battle for Control of Image’s Board of Directors and Ongoing Special Committee Process” above.
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
We are not an exclusive supplier to any of our retail customers, and there is no guarantee that we will continue recognizing significant revenue from sales to any particular customer. If we are unable to maintain the sale of our titles at their current levels to any these five customers, and are unable to find other customers to replace these sales, there would be a negative impact on our revenues and future profitability. In addition, we face credit exposure from our retail customers and may experience uncollectible receivables from these customers should they face financial difficulties. On August 20, 2006, our long-term customer MTS, Inc., parent of Tower Records, filed Chapter 11 bankruptcy. We estimated our net expense relating to the ultimate uncollectible accounts receivables from Tower to be approximately $496,000 for the quarter ended September 30, 2006. Our net revenues with Tower for the six months ended September 30, 2006, were $987,000, or 2.2% of overall net revenues. Our net revenues with Tower for the fiscal year ended March 31, 2006, were $4.3 million, or 3.9% of our overall net revenues for the year. Tower represents the second of our significant retail customers to file bankruptcy in the last 10 months. Musicland Stores filed bankruptcy in January 2006 and we took a net charge to expense of $1.6 million. With a high concentration of sales to relatively few customers, we cannot assure you that other of our retail customers will not experience financial difficulties leading to uncollectible accounts receivable.

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
Risks Relating to Our Stock
Failure to Improve Our Operating Results May Result in a Qualification in Our Independent Registered Public Accounting Firm’s Audit Report, Which May Adversely Affect the Market Price of Our Common Stock and Our Business and Results of Operations. If we are not successful in our efforts to increase sales and reduce operating costs to reach a cash breakeven point and achieve profitability, or if we are not successful in obtaining the financing necessary to replace our terminating credit facility with Foothill on terms favorable to us (or at all) by the time we file our Annual Report on Form 10-K for our fiscal year ended March 31, 2007, our independent registered public accounting firm may include in its report on our audited financial statements a statement that our recent history of losses, combined with other factors, raises substantial doubt about our ability to continue as a going concern. Any such qualification may adversely affect the market price of our common stock and our business and results of operations.
Our Second-Largest Shareholder Nominated a Competing Slate of Directors Which Did Not Garner the Necessary Votes at Our Recently Completed Fiscal 2006 Annual Meeting. Lions Gate Entertainment Corp. is our second-largest shareholder, holding approximately 4 million shares representing approximately 19% of the company. Following our independent special committee’s October 31, 2005, decision to reject Lions Gate’s $4.00 per share offer to purchase all of our outstanding shares, Lions Gate proposed a slate of nominees to replace six of our seven directors, which was rejected at our annual stockholders’ meeting on October 10, 2006. All seven members of our board of directors were re-elected by our stockholders. Subsequently, one of our Board members resigned.
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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Not Applicable.

ITEM 3.	Defaults upon Senior Securities
Not Applicable.

ITEM 4.	Submission of Matters to a Vote of Security Holders
Not Applicable.

ITEM 5.	Other Information
Not Applicable.

ITEM 6.	Exhibits.

10.1	Amendment No. 5, effective as of January 11, 2007, to Amended and Restated Loan and Security Agreement, dated as of August 10, 2005, by and between Image and Wells Fargo Foothill, Inc.
10.2	Amendment No. 6, effective as of January 11, 2007, to Amended and Restated Loan and Security Agreement, dated as of August 10, 2005, by and between Image and Wells Fargo Foothill, Inc.
10.3	Employment Agreement, dated as of January 22, 2007, between Image and Jeffrey Fink.
10.4	Form of Stock Unit Award Grant Notice and Agreement for Image’s 2004 Incentive Compensation Plan.
31.1	Certification by the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMAGE ENTERTAINMENT, INC.
Date: February 14, 2007	By:	/S/ MARTIN W. GREENWALD
Martin W. Greenwald
President and Chief Executive Officer

Date: February 14, 2007	By:	/S/ JEFF M. FRAMER
Jeff M. Framer
Chief Financial Officer

EXHIBIT INDEX
Exhibit No.	Description
10.1	Amendment No. 5, effective as of January 11, 2007, to Amended and Restated Loan and Security Agreement, dated as of August 10, 2005, by and between Image and Wells Fargo Foothill, Inc.
10.2	Amendment No. 6, effective as of January 11, 2007, to Amended and Restated Loan and Security Agreement, dated as of August 10, 2005, by and between Image and Wells Fargo Foothill, Inc.
10.3	Employment Agreement, dated as of January 22, 2007, between Image and Jeffrey Fink.
10.4	Form of Stock Unit Award Grant Notice and Agreement for Image’s 2004 Incentive Compensation Plan.
31.1	Certification by the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.