Form 10-K
period 2007-03-31
IMAGE ENTERTAINMENT INC
filed 2007-06-29
CIK 216324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-K

|X|	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the Fiscal Year Ended March 31, 2007

OR

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the Transition Period from…………To…………

Commission File Number 000-11071

_________________

IMAGE ENTERTAINMENT, INC.
(Exact name of registrant as specified in its charter)

_________________

Delaware	84-0685613
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification Number)

20525 Nordhoff Street, Suite 200, Chatsworth, California 91311
(Address of principal executive offices, including zip code)

(818) 407-9100
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.0001	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

        Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES [   ] NO |X|

        Indicate by check mark if the registrant is not required to file report pursuant to Section 13 or Section 15(d) of the Act. YES [   ] NO |X|

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO [  ]

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer [   ]        Accelerated Filer [   ]        Non- Accelerated Filer |X|

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [   ] NO |X|

        The aggregate market value of the common stock held by non-affiliates of the registrant, based upon the closing price of $3.48 for shares of the registrant’s common stock on September 29, 2006, the last business day of the registrant’s most recently completed second fiscal quarter as reported by the NASDAQ National Market®, was approximately $31,798,782. In calculating such aggregate market value, shares of common stock owned of record or beneficially by officers, directors and persons known to the registrant to own more than five percent of the registrant’s voting securities (other than such persons of whom the registrant became aware only through the filing of a Schedule 13G filed with the Securities and Exchange Commission) were excluded because such persons may be deemed to be affiliates. The registrant disclaims the existence of control or any admission thereof for any other purpose.

        The number of shares outstanding of the registrant’s common stock as of June 11, 2007: 21,717,955

DOCUMENTS INCORPORATED BY REFERENCE

        Part III of the Annual Report on Form 10-K incorporates by reference information (to the extent specific sections are referred to herein) from the Registrant’s Proxy Statement for its 2007 Annual Meeting.

IMAGE ENTERTAINMENT, INC.
Form 10-K Annual Report
For The Fiscal Year Ended March 31, 2007

PART I

FORWARD-LOOKING STATEMENTS

        This Annual Report on Form 10-K for the fiscal year ended March 31, 2007 (“Annual Report”) of Image Entertainment, Inc. (“we,” “us,” “our,” or “Image”) includes forward-looking statements that involve risks and uncertainties within the meaning of the Private Securities Litigation Reform Act of 1995. Other than statements of historical fact, all statements made in this Annual Report are forward-looking, including, but not limited to, statements regarding industry prospects, future results of operations or financial position, and statements of our intent, belief and current expectations about our strategic direction, prospective and future results. In some cases, forward-looking statements may be identified by words such as “will,” “should,” “expect,” “anticipate,” “believe,” “estimate,” “continue,” “future,” “intend” or similar words. Forward-looking statements involve risks and uncertainties that are inherently difficult to predict, which could cause actual outcomes and results to differ materially from our expectations, forecasts and assumptions. The following important factors, in addition to those discussed above, could affect our future results and could cause those results to differ materially from those expressed in such forward-looking statements:

•	changes in company-wide or business-unit strategies, which may result in changes in the types or mix of businesses in which we are involved or choose to invest;
•	changes in U.S. and global financial and equity markets, including market disruptions and significant interest rate fluctuations, which may impede our access to, or increase the cost of, external financing for our operations and investments;
•	increased competitive pressures, both domestically and internationally, which may, among other things, affect the performance of our business operations and profit margins;
•	changes in the mix of titles sold to customers and/or customer-spending patterns;
•	legal and regulatory developments that may affect the protection of intellectual property;
•	the imposition by foreign countries of trade restrictions on motion picture or television content requirements or quotas, and changes in international tax laws or currency controls;
•	technological developments that may affect the distribution of our products or create new risks to our ability to protect our intellectual property; and
•	changing public and consumer taste, which may among other things, affect the entertainment and consumer products businesses generally.

        All forward-looking statements should be evaluated with the understanding of inherent uncertainty. The inclusion of such forward-looking statements should not be regarded as a representation that contemplated future events, plans or expectations will be achieved. Unless otherwise required by law, we undertake no obligation to release publicly any updates or revisions to any such forward-looking statements that may reflect events or circumstances occurring after the date of this Annual Report. Important factors that could cause or contribute to such material differences include those discussed in “Item 1A. Risk Factors.” You are cautioned not to place undue reliance on such forward-looking statements.

ITEM 1.        BUSINESS

RECENT EVENTS

        On March 29, 2007, we entered into a definitive agreement with BTP Acquisition Company, LLC (“BTP”), an investor group led by David Bergstein, to sell Image in a transaction valued at approximately $132 million, including the assumption of a replication advance in excess of $9 million and the repayment of approximately $24 million of debt. Under the terms of the agreement, Image stockholders will receive $4.40 per share in cash. The agreed-upon acquisition price represents a 27% premium to Image’s closing share price of $3.46 on March 29, 2007, and a 35% premium to the 30-day average price ended March 29, 2007. Stockholders owning a total of approximately 38% of our outstanding shares of common stock have agreed to vote their shares in favor of the transaction. Completion of the transaction is subject to customary closing conditions, including regulatory review and the approval of the transaction by our stockholders.

        On June 27, 2007, we amended our merger agreement with BTP. Under the terms of the amended merger agreement, our stockholders will receive the same aggregate cash consideration as under the original merger agreement, plus they will retain between 5% and 9% of their shares in the surviving company. The exact percentage of shares that will be retained by our stockholders will be determined by BTP not later than two business days prior to the filing of our definitive Proxy Statement with the Securities and Exchange Commission (“SEC”) in connection with the transaction. BTP will base its determination on, among other things, the ability to meet the applicable listing standards for continued listing of our common stock on the NASDAQ National Market (“NASDAQ”) following the closing of the merger. The transaction is expected to close by September 30, 2007.

        The buyer group is led by film financier and producer David Bergstein, who recently purchased U.K.-based Capitol Films, an international film distributor, and Thinkfilm, a North American film distributor. Our board of directors (“Board”) unanimously approved the merger agreement and the amended merger agreement, and has recommended that our stockholders vote in favor of the transaction. For more information on this potential transaction, please refer to our Current Report on Form 8-K filed with the SEC on April 2, 2007. For more information on the risks related to this potential transaction, please refer to “Item 1A. Risk Factors.”

Image Entertainment, Inc.	3

        On April 10, 2007, a purported class action shareholder complaint entitled Henzel v. Image Entertainment, Inc., et al. was filed against us and certain of our officers and members of our Board in the Superior Court of the State of California, County of Los Angeles. The named plaintiff proposes to represent a class of our stockholders and claims, among other things, that in connection with the proposed business combination transaction with BTP, our directors breached their fiduciary duties of due care, good faith and loyalty by failing to maximize stockholder value and by creating deterrents to third-party offers. Among other things, the complaint seeks class action status, and a court order enjoining the consummation of the merger and directing us to take appropriate steps to maximize stockholder value. While the lawsuit is in its preliminary stage, we believe that the claims in the lawsuit are without merit and intend to vigorously defend it. Under our directors and officers liability insurance policies, we will be financially responsible for legal fees defending this lawsuit up to our $250,000 deductible, which we currently anticipate that we will equal or exceed. We have tendered this claim to our insurers.

OVERVIEW

        We are a vertically-integrated independent home entertainment content supplier engaged in the acquisition, production and worldwide distribution of exclusive content for release on a variety of formats and platforms, including:

•	DVD	•	Broadcast
•	CD		° Traditional
•	HD-DVD		° Cable
•	Blu-ray Disc(R)		° Satellite
•	UMD		° Video-On-Demand (VOD)
•	VHS	•	Theatrical

        We are primarily engaged in the domestic acquisition and wholesale distribution of content for release on DVD. We acquire and exploit, on DVD and other home entertainment formats, exclusive distribution rights to a diverse array of general and specialty content, including:

•	Comedy	•	Theatrical catalog films
•	Music concerts	•	Independent films
•	Urban	•	Foreign and silent films
•	Latin	•	Youth culture/lifestyle
•	Theatre	•	Television
•	Country	•	Gospel

        We also acquire exclusive rights to audio content for distribution on CD spread across a variety of genres and configurations, including:

•	Albums	•	Broadway original cast
•	Compilation CDs		recordings
•	TV and movie soundtracks	•	Audio recordings from our
•	Stand-up comedy programs		live concert event DVDs

        Through our wholly-owned subsidiary, Egami Media, Inc. (“Egami”), we are focused on the acquisition and exploitation of content in the expanding digital distribution marketplace for delivery systems such as:

•	Download-to-rent (VOD)
° “A la carte” download-to-rent
° Subscription rental
° Ad-supported rental
•	Electronic sell-through

4	Image Entertainment, Inc.

        Egami aggressively continues to add numerous video and audio titles to its growing library of exclusive digital rights each month. Egami has established direct relationships with many digital industry-retailers and continues to seek additional distribution partners as they emerge.

        We strive to grow a stream of revenues by maintaining and building a library of titles that can be exploited in a variety of formats and distribution channels. Our active library currently contains:

•	Over 2,800 exclusive DVD titles
•	Approximately 250 CD titles
•	Digital rights to
°	Nearly 2,000 video titles
°	Over 250 audio titles
•	Containing more than 4,000 individual tracks

        We currently release an average of approximately 30-35 new exclusive DVD titles and five new exclusive CD titles each month.

        We acquire programming mainly by entering into exclusive licensing or distribution arrangements with producers and other content providers. We typically supplement such content by designing and producing additional value-added features. We routinely produce our own original entertainment programming, focused on DVD live performance music concerts and comedy events with some of the most recognizable names in each industry, and also various forms of urban genre content. We are also co-producing feature horror and other genre specific titles with budgets from less than $500,000 to $3.5 million through co-production agreements with:

•	Dark Horse Entertainment
•	Graymark Productions
•	Amicus Entertainment

        In addition, we co-produced with Sisters Wooster, Inc. a thriller feature film, Sisters, which is a remake of the classic Brian De Palma film. We will also look to co-produce individual films with other established independent producers as such opportunities may arise.

        We were incorporated in Colorado as Key International Film Distributors, Inc. in April 1975, our present name was adopted in 1983, we reincorporated in California in November 1989 and reincorporated again in Delaware in September 2005. Our principal executive offices are located at 20525 Nordhoff Street, Suite 200, Chatsworth, California 91311. We maintain a Web site at www.image-entertainment.com. Except as specifically noted, the content of this site is not incorporated by reference and does not constitute a part of this Annual Report.

        The following table sets forth the percentage of consolidated net revenues derived from the distribution of entertainment content by format for our last three fiscal years. The information does not represent our business segments, but rather shows net revenue trends by product category:

(in thousands)	Fiscal Years Ended March 31,
	2007		2006		2005
DVD	$92,491	92.6%	$98,226	87.9%	$100,374	84.8%
CD	4,469	4.5	9,094	8.1	12,142	10.3
Sublicense	1,548	1.6	2,819	2.5	4,830	4.1
UMD	(19)	--	802	0.7	--	--
VHS	292	0.3	467	0.4	550	0.4
Broadcast	970	1.0	494	0.4	487	0.4

TOTAL	$99,751	100%	$111,902	100%	$118,383	100%

Image Entertainment, Inc.	5

BUSINESS SEGMENTS

        We currently have two business segments:

•	Domestic (U.S. and Canada)

•	International

        Our domestic segment primarily consists of acquisition, production and distribution of exclusive DVD content and, through Egami, exclusive content for digital distribution via video on demand, streaming video and download. Our international segment includes international video sublicensing and exploitation of worldwide broadcast rights. The following table presents consolidated net revenues, net of eliminations, by reportable business segment for the periods presented:

	Fiscal Years Ended March 31,			Fiscal Years Ended March 31,
(in thousands)	2007	2006	% Change	2006	2005	% Change
Net revenues:
Domestic	$96,656	$108,667	(11.1)%	$108,667	$113,219	(4.0)%
International	3,095	3,235	(4.3)	3,235	5,164	(37.4)

Consolidated	$99,751	$111,902	(10.9)%	$111,902	$118,383	(5.5)%

See “Note 18. Segment Information” in the Notes to Consolidated Financial Statements for earnings, loss, and total assets for each segment.

        Domestic

        Most of the product we release is in the DVD format. According to industry estimates, there are currently more than 72,000 DVD titles available in the domestic market, of which more than 2,800 are actively and exclusively distributed by us. We are a leading independent supplier of DVD content in the music, comedy, special interest, episodic television, urban and lifestyle genres. The following chart reflects the number of cumulative titles we have released by content type, compared with the cumulative DVD software titles released by the industry through the week ended May 11, 2007, excluding discontinued titles. The following chart does not intend to indicate our market share of DVD revenues, only cumulative titles released.

Type of DVD Content	Total Number of DVD Titles	Number of Image Titles	Image Percentage
Music	9,316	602	6.5%
Special Interest	16,674	495	3.0%
Theatrical Catalog (pre-1997)	10,719	481	4.5%
Foreign Language (including distributed lines)	6,244	278	4.5%
Television Programming	4,253	173	4.1%
Direct to DVD	8,029	421	5.2%
All Other	17,346	391	2.3%

Total Releases - Cumulative through 5/11/07	72,581	2,841	3.9%

Source: DVD Release Report Revised 5/9/07

        We believe that the value gained through the ability to entertain people at home for a reasonable price at convenient times, the opportunity to choose from a very broad selection of programming, the ability to select specific scenes quickly from interactive DVD menus, and the audio and video quality of the DVD format, will continue to make DVD a preferred medium of home entertainment for millions of consumers. Many of our DVDs also offer special features, enhancements and ancillary materials, such as multiple audio tracks, behind-the-scenes footage, director commentaries, interviews and discographies, all of which we develop in-house.

        Exclusive Acquisition. We generally acquire exclusive distribution rights to our content. We acquire our exclusive titles from a wide range of content holders, including:

6	Image Entertainment, Inc.

•	independent content suppliers
•	producers
•	music artists
•	record labels
•	artist management

        We also produce our own original entertainment content focused on DVD live performance stand-up comedy events, music concerts, urban genre content, and feature horror and other genre films. We produce, market and sell our exclusive content according to exclusive license or distribution agreements. We actively pursue and secure both domestic (U.S. and Canada) and international distribution rights to exclusive titles across multiple home entertainment formats.

        In return for exclusive license rights, we pay royalties to our licensors. Royalties are expressed as a percentage of our wholesale net revenues derived from title sales. Typically, we pay royalty advances that are recouped against royalties earned on a title-by-title basis or, if cross-collateralized, against groups of licensed titles from the same licensor. Our license agreements generally provide for a minimum distribution term of five years but we often obtain considerably longer terms. Some license agreements contain provisions for an extension of the distribution term if we meet specified financial performance milestones or if we are still unrecouped at the end of the distribution term.

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

        With content acquisition being our lifeblood, we have made several internal restructurings such that our key genres and areas of expertise are allowed to grow with an even greater focus and determination. Additional emphasis has been placed on stronger content with the potential of wider market penetration and larger unit sales. Individuals have been selected to spearhead programming opportunities throughout our key genres, which include Comedy, Urban, Latin, Music, Feature Film and Special Interest.

        Our content category acquisition teams partner with product development teams (which attempt to determine the best strategies for creating the most viable and marketable products based on consumer tastes and market demands) prior to the acquisition of programming, and also with marketing teams after the acquisition has been finalized, to determine optimal ways of maximizing revenue across all channels of distribution, including hard goods, conventional broadcast, digital distribution and other areas of exploitation.

        While our core business remains the domestic acquisition and distribution of content on DVD, we seek to secure and exploit exclusive content with the broadest possible grant of home entertainment programming rights. As part of our strategic goal, we may finance all or part of the production of some of our entertainment content. The rights we retain in connection with our self-financed productions generally cover all territories throughout the world, all now-known and hereafter-devised home video entertainment formats, and other formats for an extended term.

        Because of our growing library of exclusive titles in a wide variety of genres, we believe that we are positioned to benefit from the widespread support of the traditional DVD format and the HD-DVD and/or Blu-ray Disc® high-definition formats. We intend to continue expanding our exclusive DVD library.

        Mining of Image’s Vast Library. Throughout the coming year, we plan to create new and special editions of previously released content that will encourage consumers to repurchase the product in these technically superior versions. We also plan to expand on strategies that extend the life cycle of our titles, including “second bite” strategies that focus on repricing and/or remarketing and repromotion; increased focus on budget product and shippers; and product shipped with merchandising displays. We have been encouraged by the success of these programs with mass merchant retailers such as Wal-Mart, and we are also implementing liquidation strategies to turn deep inventory overstocks, often for titles which are soon expiring, into cash.

Image Entertainment, Inc.	7

        We plan to create multi-title DVD sets by placing the greatest amount of content on the smallest number of discs for a price that will entice consumers to buy. We began distributing double, triple, and multi-title features in our fourth quarter ended March 31, 2007, and we anticipate a steady stream of this product throughout the rest of the calendar year. In addition to the new budget product, we are also focusing our sales efforts to include specialty video outlets such as sporting goods, apparel and youth-culture stores. We have realized great success with lifestyle products at a number of these accounts, and they are often sold at a higher price with greater margins.

        Image’s Participation in the High Definition DVD Market. We recently released our first three HD-DVD titles: Manilow Live; Heart Alive in Seattle; and Chicago & Earth Wind & Fire. The choice to launch with the HD-DVD format was due to our long-standing relationship with Memory Tech in Japan, with whom we entered into a special financial arrangement allowing Memory Tech to provide us with the authoring and compression services for these three titles at a cost that was highly advantageous to us. In January 2007, we released four high-definition titles from our recently announced agreement with Discovery Communications. The programs were from Discovery Channel’s acclaimed “Atlas” series (“China Revealed,” “Australia Revealed,” Italy Revealed,” and “Brazil Revealed”) and were released in both HD-DVD and Blu-ray Disc® editions. Authoring and compression for the titles were provided through Discovery Communications. We believe current compression and authoring costs for both high-definition formats (running anywhere between $20,000 and $70,000 per title depending on content length, number of audio streams, and complexity of menus) are too high for us to pay for the types of titles we carry, especially based on the relatively low volume of titles and units currently being purchased by retailers. Additionally, the authoring tools available right now for both formats are relatively new and constantly evolving, so we are not currently contemplating the purchase of equipment or software necessary to compress or author HD programming in-house.

        Nevertheless, we have over 120 high-definition masters that can be used for release on the HD-DVD and Blu-ray Disc® formats, and through the conversion process we also have access to many more titles in our catalog. Many of our programs originated on high definition video, but we can also convert to HD-DVD or Blu-ray Disc® any content that was shot on film, which is actually capable of greater resolution than the current HD formats. In order to convert elements that were shot on film, they must first be sent to a post-production facility specializing in transferring the film to a high definition video format, usually 1920 x 1080p, and a typical transfer can cost anywhere from several thousand dollars to more than $30,000, depending on the amount of supervision, color correction, and restoration work required.

        HD-DVD and Blu-ray Disc® are similar in that both utilize the same audio and video encoding formats, resulting in almost identical picture and sound quality for the end user. The video compression formats available for both HD-DVD and Blu-ray Disc® are VC-1, MPEG 4 AVC, and MPEG 2. The audio compression formats available are variations of Dolby Digital (Standard, Plus and True HD), DTS (Standard, HD High Resolution, and HD Master Audio) and uncompressed PCM. We anticipate that there will be two competing high-definition formats for the foreseeable future.

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

        Egami’s Digital Distribution Activities. Our wholly-owned subsidiary, Egami, engages in the exclusive wholesale distribution of the digital rights to our catalogue of audio and video content. The demand for the types of programming found in our catalogue continues to increase as new retailers enter this primarily online marketplace. Egami seeks to differentiate itself competitively by being a one-stop source for these retailers, for the large and diverse collection of entertainment represented by our digital catalogue.

        Egami enters into nonexclusive distribution arrangements with retail and consumer-direct entities whose business models include the digital delivery of content. Delivery is typically in the form of secure encoded files with playback options being controlled by embedded Digital Rights Management (DRM). In video, the consumer will find various purchasing options that include:

8	Image Entertainment, Inc.

•	download-to-rent (VOD)
°	“a la carte” download-to-rent
°	subscription rental
°	ad-supported rental
•	download-to-own or electronic sell-through (EST)

        Download-to-Rent is also referred to as VOD and is becoming a key transactional component to most of our partner retailers. Subscription-based rental models are essentially the digital equivalent of a club-type model, where users pay recurring monthly fees in exchange for access to a library without individual transaction charges. Ad-supported rental is a developing model that relies on users viewing advertisements in order to view the programming they desire. Electronic sell-through, or download-to-own, is essentially the digital equivalent of buying a DVD.

        Egami aggressively continues to add numerous video and audio titles to its growing library of exclusive digital rights each month. Over the past two years, Egami has established direct relationships with many digital industry-retailers and continues to seek additional distribution partners as they emerge.

        We strive to grow a stream of revenues by maintaining and building a library of titles that can be exploited in a variety of formats and distribution channels. Our current digital video library contains almost 2,000 individual video programs with an option to exploit another 400 in certain limited ways based on the content owner’s restrictions. We have active distribution of approximately 900 programs with another 400 in various stages of encoding or delivery. The balance of our digital library is either a pending new release or a recent catalog acquisition that will be solicited to retailers as soon as it is ready.

        Egami’s interaction with retail is much more dynamic due to the overall size of the library confronting each retailer. A recently executed deal with a new retailer who wants to actively sell our entire library will take several months to fully deliver and integrate. The delay is typically on the retailer’s end as it takes time to activate all of the titles. We are constantly adding new releases and catalog titles to our ever-growing library of digital rights.

        Generally, Egami’s digital library is comparable to our overall DVD library, with particular strengths in music and comedy, although we have programming from all genres. Retailers are typically quite impressed when they see the breadth of our programming, and we commonly hear that we carry “something for everyone.” We do not typically possess digital rights to the types of high-profile titles produced by the major studios, broadcast suppliers and labels, but that is unsurprising given these entities’ similar and competing interests in the digital realm.

        Egami is actively participating in many different digital business models, including sell-through, rental, subscription and advertising-supported rental. As the consumers adopt one or more of these (or future) models, we believe Egami is well-positioned to adapt along with our retail partners. We have established good working relationships with our retailers, and continue to be a key source of independent content for them. The near-term challenges presented by the dynamic digital marketplace are increasing awareness of the marketplace by the consumer and integrating it into their buying and consumption habits, as well as retaining the attention of the retailer who is chasing the entire breadth and depth of the DVD marketplace in an effort to build a digital library which appeals to consumers. Egami continues to work with our content suppliers in order to increase the number of our active digital titles. Additionally, Egami supports several technology companies and OEM device manufacturers with programming in an effort to generate consumer interest in digital distribution and increase awareness and demand for our titles.

        Focus on Feature Film DVD Distribution. Our agreement with Relativity Media, LLC (“Relativity Media”) (See “Exclusive Distribution Agreement with Relativity Media” below) has attracted interest from film producers who have funding for new productions and/or finished content and are looking for a home entertainment distribution alternative to the major studios. Many of them are seeking to be more “hands on” and retain control of their DVD and digital distribution rights. We are in discussions with such parties on terms similar to our distribution agreement with Relativity Media, with the potential for our co-ownership of the titles, but without giving up any of our common stock or other equity securities as we did with Relativity Media. Home video distribution of feature films theoretically allows us to realize significantly higher per-title revenues, negotiate superior revenue sharing agreements with rental retailers, and command more shelf space at traditional “brick and mortar” retailers. Success with feature film DVDs should also allow us to participate in Wal-Mart’s VMI program, which is a goal we have not yet achieved.

Image Entertainment, Inc.	9

        Under our agreement with Dark Horse Entertainment (“Dark Horse”), we have received delivery of three feature films, Driftwood, a ghost story about a boys’ reformatory directed by Tim Sullivan (2001 Maniacs, Detroit Rock City), Splinter, a multicultural action-adventure supernatural thriller starring Edward James Olmos and Tom Sizemore, and Monarch of the Moon, a stylized feature designed to pay homage to the classic science-fiction movies of the 1950s. Through Dark Horse, we also acquired Destination Mars, a feature similar to Monarch of the Moon. Monarch of the Moon and Destination Mars have been released on DVD, and we are currently investigating the possibility of limited theatrical releases for Driftwood and Splinter. We are also in post-production on My Name Is Bruce, starring and directed by renowned genre actor Bruce Campbell (Evil Dead series, Army of Darkness, and Bubba Ho-tep).

        Our agreement with Graymark Productions (“Graymark”) has yielded four delivered films. These films include the horror film The Hunt directed by Fritz Kiersch (Children of the Corn) and starring veteran actor Cliff De Young (The Hunger), the thriller Surveillance starring Emmy award-winning actor Armand Assante (Paradise Alley, Unfaithfully Yours, Private Benjamin, The Mambo Kings, Fatal Instinct, Judge Dredd) and directed by Mr. Kiersch, the vampire horror movie Souls Midnight starring Mr. Assante, and the urban legend ghost story Fingerprints, the debut film of up-and-coming actress Kristin Cavallari (Laguna Beach), which also stars Lou Diamond Phillips (La Bamba, Stand and Deliver). The Hunt has been released on DVD, Surveillance and Souls Midnight are scheduled for release on DVD later in calendar year 2007, and we are currently investigating the possibility of a limited theatrical release for Fingerprints.

        With Amicus Entertainment (“Amicus”), we are in post-production on one horror film. The film, based on the true story of a woman who hits a homeless man with her car and then lets him die in her garage while he is still stuck in her windshield, is appropriately entitled Stuck, and is written and directed by well-known horror director Stuart Gordon (Re-Animator, From Beyond, Dolls).

        An agreement with ContentFilm has focused primarily on content acquisition, as the co-production portion of our agreement has been assigned to highly successful independent film producer Edward R. Pressman (Bad Lieutenant, Conan the Barbarian, The Cooler, The Crow, Das Boot, Sisters, Talk Radio, Thank You For Smoking). With ContentFilm, we have acquired the feature films Evil Aliens, which was given a limited theatrical release and is scheduled for release on DVD later in calendar year 2007, and Wilderness Survival for Girls, which has been released on DVD. We have received delivery on the remake of Brian De Palma’s classic thriller Sisters, executive produced by Mr. Pressman, and we are currently investigating the possibility of a limited theatrical release for the film.

        We are solely responsible for financing the film budgets for the Dark Horse co-productions and are co-financiers of our other co-productions. For our theatrical co-productions, we usually receive a longer distribution term and a share of the picture’s copyright.

        Film Co-Production Budgets

Dark Horse Driftwood - $1.25 million Monarch of the Moon - $111,000 Splinter - $437,000 My Name is Bruce - $1,850,000

Graymark
The Hunt - $427,000 (our funded commitment $214,000)
Surveillance - $629,000 (our funded commitment $314,000)
Souls Midnight - $650,000 (our funded commitment $171,000)
Fingerprints - $650,000 (our funded commitment $291,000)

Amicus Stuck - $2.8 million (our funded commitment $447,000)

Sisters Wooster Sisters $3.5 million (our funded commitment $1,395,000)

10	Image Entertainment, Inc.

        Nonexclusive Distribution. Except for a small number of titles from New Video (the A&E channel line) and Acorn Media, and a small number of digital titles distributed by Egami, we do not generally distribute nonexclusive content, such as DVD releases of major motion pictures.

        Additional Value-Added Services. We provide a full range of value-added services relative to our licensed content and many of our exclusively distributed titles, including:

•	creation of packaging
•	DVD authoring and compression
•	menu design
•	video master quality control
•	manufacturing
•	marketing
•	sales
•	music clearance
•	warehousing
•	distribution
•	for some titles, the addition of enhancements such as:
°	multiple audio tracks
°	commentaries
°	foreign language tracks
°	behind-the-scenes footage
°	interviews
°	discographies

        These services are typically performed in-house, with the exception of DVD, CD and UMD disc manufacturing and tape replication, package printing, and packaging of the finished product which are generally performed by third party vendors. We are currently in the process of transitioning our warehousing and distribution services from our Las Vegas-based distribution facility to a facility located in Pleasant Prairie, Wisconsin, which is owned and operated by our DVD replicator, Sonopress LLC (“Sonopress”) under our March 29, 2007, exclusive distribution services agreement detailed below.

        Home Vision Acquisition and Criterion Library of Special Edition DVD Programming. In August 2005, we acquired Home Vision Entertainment, Inc. (“Home Vision”), a publisher and distributor of home entertainment programming with 130 active DVD titles, for $8.0 million in cash. In connection with the acquisition, we signed a long-term exclusive distribution agreement with The Criterion Collection for the remaining distribution rights (which were controlled by Home Vision) to Criterion’s then-290-title DVD library. Prior to the signing of the agreement, we shared distribution of Criterion’s programming with Home Vision.

        Distribution Services. We have historically distributed our own product via our in-house Las Vegas-based distribution facility.  In the fall of 2006, however, our new DVD replicator Sonopress approached us with the concept of moving our warehousing and distribution services to a facility they were in the process of purchasing as part of a new initiative by Sonopress to offer these services to their replication customers.  The new initiative is staffed in significant part by key people from our previous replicator, Deluxe Media Services, Inc. (“Deluxe”), who sold the facility to Sonopress.  Sonopress’ proposal was received around the same time we were making plans for our November 2006 layoff, which also contemplated cost cutting measures.  After receiving price quotes at preferential rates from Sonopress, we conducted an extensive internal analysis of potential cost savings, expenses relating to the prospective closure of our Las Vegas facility, freight savings from the ability to ship from centrally-located Wisconsin compared to West Coast-located Las Vegas, and, importantly in light of our plans to distribute major feature films on DVD, the potential scalability of distribution services in each location.  Ultimately, on March 29, 2007, we entered into an agreement whereby Sonopress would become our exclusive provider of warehousing and distribution services.  We are currently in the process of integrating Sonopress’ logistics and warehouse management systems with our order management and inventory control software as well as transitioning all of our warehousing and distribution services to Sonopress’ facility in Pleasant Prairie. We anticipate this process will be complete by July 31, 2007.  We are also in the process of closing and subleasing our Las Vegas facility, and we anticipate this process will be complete by September 30, 2007.  We have retained a commercial real estate agent to sublease our Las Vegas warehouse, and since we have been told by real estate professionals that our rent is currently at below-market rates, we are optimistic about the prospects of subleasing our facility at or above our current lease costs.

Image Entertainment, Inc.	11

        Manufacturing. Typically, a content supplier delivers a title master and artwork to us, and our in-house post-production facility creates a sub master with specifications for the necessary format and on-screen menus for each title. Our in-house authoring and compression team then generally performs the work necessary to prepare a DVD master for manufacturing. Occasionally, because of a large volume of exclusive releases at any given time, we may use an outside facility to perform such services. Our in-house creative services department, staffed with graphic designers, copywriters and proofreaders, creates original and innovative packaging fundamental to the marketing success of our product. During fiscal 2007 and in the years prior, we used Deluxe to manufacture and package our domestic DVD programming. Now, Sonopress performs our manufacturing and packaging services and we are currently in the process of transitioning our warehousing and distribution services to them as well. We primarily use Sonopress and U-Tech Media USA dba Glory Tech LLC (“U-Tech”) for CD manufacturing, although we are currently in the process of transitioning all of our CD manufacturing remaining at U-Tech to Sonopress.

        Marketing. Our in-house marketing department directs marketing efforts toward consumers as well as DVD and CD software and hardware retailers. Our marketing efforts involve:

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

        Customers. We sell our products to:

•	traditional retailers
•	specialty retailers
•	Internet retailers
•	wholesale distributors
•	alternative distribution
°	direct-to-consumer print catalogs
°	direct response campaigns
°	subscription service/club sales
°	home shopping television channels
°	other non-traditional sales channels

        Some of our key sell-through customers in alphabetical order include:

•	AEC One Stop Group
•	Amazon.com, Inc.
•	Barnes & Noble

12	Image Entertainment, Inc.

•	Baker & Taylor
•	Best Buy Co., Inc.
•	Borders Group Inc.
•	Costco
•	Handleman Company
•	Infinity Resources (Critics’ Choice Video, Inc., DeepDiscount.com (f/k/a Deep Discount DVD and CD.com) and DVDPlanet.com)
•	Ingram Entertainment, Inc.
•	K-Mart
•	Paradox Entertainment (f/k/a Vid Canada)
•	Sears
•	Target
•	Trans World Entertainment
•	Wal-Mart (Anderson Merchandisers)

        In addition, our key rental-retail hybrid customers are:

•	Blockbuster Inc.
•	Movie Gallery, Inc. (including Hollywood Video)
•	Netflix, Inc.

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

        On a consolidated basis, Amazon.com, Inc., AEC One Stop Group and Anderson Merchandisers (who supplies Wal-Mart) accounted for 12%, 12% and 10%, respectively, of our fiscal 2007 net revenues. In fiscal 2006, Anderson Merchandisers accounted for 11% of our net revenues, and in fiscal 2005, Anderson Merchandisers, Best Buy and AEC One Stop accounted for 17%, 12% and 10%, respectively, of our net revenues. No other customers accounted for net revenues individually in excess of 10% of our total net revenues for fiscal 2007, 2006 or 2005.

        We allow retail customers to return a portion of their unsold inventory on a quarterly basis. We reserve for estimated returns at the time the sale is recognized, based in part upon our historical returns experience and knowledge of specific product movement within distribution channels. Our inventory returns, as a percentage of our gross (as opposed to net) distribution revenues, were 23.0% in fiscal 2007, 21.9% in fiscal 2006 and 18.8% in fiscal 2005, respectively. Returns of defective product have been minimal and are generally covered by manufacturers’ warranties.

        As of June 13, 2007, we had approximately $3.7 million of backlog orders, of which 96% of the backlog was attributable to domestic DVD product, compared with approximately $3.9 million of backlog orders as of June 1, 2006, of which 98% of the backlog was attributable to domestic DVD product. We expect to fill 100% of the backlog orders, less any cancelled orders, in the current fiscal year.

Image Entertainment, Inc.	13

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

        We have an exclusive worldwide sales agency agreement with London-based NBD Television Ltd. (“NBD”), which has sublicensed to third parties on a territory by territory basis approximately 100 of our current 270 title broadcast television catalogue, as well as our new release broadcast television acquisitions. NBD represents us for conventional television broadcast sales, whether standard or high-definition, including cable, pay-per-view, video-on-demand, satellite television, and sales to non-theatrical venues. Our agreement with NBD expires in January 2008.

COST STRUCTURE

        Our most significant costs and cash expenditures relate to acquiring content for exclusive distribution and, more recently, the funding of content production or co-production for exclusive distribution. Additionally, we incurred extraordinary legal, investment banking and other expenses during this fiscal year related to the shareholder lawsuit filed against us by Lions Gate Entertainment Corp. (“Lions Gate”), the strategic process of the special committee of our Board, and the negotiation and execution of the definitive agreements between us and BTP providing for our merger into a company controlled by BTP.

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

        Upon entering into a typical exclusive license agreement, we pay, as an advance, royalties which normally become due to the content supplier 45 days following the quarter in which the sale of units of the title to our retail customers has occurred. Royalties are contractually expressed as a percentage of net revenues. Upon our recoupment of the advance, we pay the content supplier royalty overages at the same rate. If we do not recoup our initial advance by the end of the agreement’s term, the content supplier receives no additional royalties but is not typically liable for reimbursement of our unrecouped advance. Royalty advances may be used by the content supplier in certain cases to actually produce the content in cases where the content has not yet been completed or even created. Under these exclusive license agreements, we are responsible for manufacturing, packaging, menu design, authoring and compression, package design and layout, selling, marketing and distribution expenses, and sometimes for music publishing in the case of music-related DVDs and CDs.

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

14	Image Entertainment, Inc.

        In addition to advances, upfront fees and production costs, the other significant costs we incur are for:

•	DVD and CD replication
•	packaging
•	advertising, promotion, and market development funds provided to retail customers
•	domestic shipping costs from self-distribution of exclusive content
•	personnel
•	music publishing on exclusive music-related DVD and CD titles

        Our financial focus is on achieving long-term, sustainable growth and profitability. We also seek to improve our cash flow position in order to continue funding operations and licensing, or entering into exclusive distribution agreements for, high quality DVD and other entertainment content.

COMPETITION

        When acquiring distribution rights for exclusive content, we continue to face increasing competition from:

•	Major Motion Picture Studios
°	Sony Pictures
°	Disney
°	Fox
°	Paramount
°	Universal
°	Warner
•	Mini-Majors
°	Lions Gate
°	The Weinstein Company
°	New Line
•	Major Music Labels
°	Sony BMG
°	EMI
°	Universal
°	Warner Music Group
•	Independent Music Labels
•	Independent DVD and CD Content Suppliers

        For limited retail shelf space, we also continue to face increasing competition from:

•	major motion picture studios
•	independent DVD and CD suppliers
•	major and independent music labels who offer DVD content
•	other home entertainment providers

        Besides limited retail shelf space, we also face competition for retailer “open to buy” dollars, which are the purchasing budgets that retailers allocate to purchase new release or catalogue titles.

Competition for Content

        We face increasing competition from other independent distribution companies, major motion picture studios and music labels in securing exclusive content license and distribution rights. Although DVD player-household penetration (through sales of stand-alone DVD players and DVD-based video game player systems) and retail shelf space for home video formats have started to reach a saturation point, DVD licensing and distribution is still an attractive business. Many, including New Line, Lions Gate, and several of the major studios, are expanding efforts in the DVD licensing market, sometimes in the form of direct-to-video motion pictures. Because the home video rights to most newly released and catalogue motion pictures are already controlled by the major studios, the market for high-profile DVD content available to an independent supplier is somewhat limited. Moreover, the market for high-profile music-related DVD content is also limited as major and independent record labels continue to increase the number of music-related titles released on DVD through their own labels.

Image Entertainment, Inc.	15

        In light of the increase in demand and limitation in supply, obtaining quality DVD content at reasonable prices is becoming ever more challenging. Our internal analyses and forecasts, which are designed with the goal of timely recoupment of advances, attempt to limit the upfront advances against future royalties or, for distribution agreements, production and net profit payments we are willing to pay to secure content rights. Accordingly, we may not be able to remain competitive against offers from competitors who may at times be willing to pay larger advances. This challenge is compounded when competitors who lack broad expertise in the field of DVD licensing occasionally offer advances or other terms for content which we believe to be unrealistic based upon our own internal forecasts and historical experience in particular genres. Although such unrealistic offers might have adverse effects on these competitors’ businesses in the medium- and long-term, the short-term effect appears to be an artificial inflation in the price of content, which effectively decreases our ability to obtain quality content at a reasonable price. Additionally, as we see more and more opportunities for higher-profile content, we are increasingly finding ourselves in competition with major motion picture studios, the “mini-majors” and major music labels, who tend to have greater financial resources and the ability to offer higher advances by leveraging their market power (including significant influence on retailer shelf space allotment) with retailers in order to obtain larger quantities of product purchases.

        The strategic process of the special committee of our Board has also created uncertainty in certain licensors and prospective licensors who are comfortable with us, but who might not be comfortable with one or more of our actual, potential or speculated buyers. Although we believe this problem has abated with the execution of the merger agreement with BTP, it has likely resulted in certain failures by us to obtain desired programming.

        Despite these factors, we believe that we will continue to compete successfully in obtaining exclusive rights to home entertainment content. This is due in large part to our ability to offer an array of other assets to our program suppliers, including:

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

Competition for Retail Shelf Space

        Changing Landscape of DVD Retailers. We believe the contraction in retail DVD store fronts (specifically the January and August 2006 bankruptcies of Musicland and Tower), deep price discounting on previously released DVDs from the major studios, and the selling of our catalog product by the liquidator who purchased Tower’s entire inventory, have all contributed to our reduced sales. In addition, Musicland’s inventory of our product was purchased by our customer Trans World through Musicland’s bankruptcy proceeding, which has negatively impacted Trans World’s catalog reorders from us. Both Musicland and Tower were among the strongest supporters of our catalog, buying our product across-the-board, including premium-priced special edition titles from The Criterion Collection. On a positive note, our sales to Trans World during fiscal 2007 have been significantly higher than the prior-year period primarily due to their acquisition of approximately 400 Musicland stores. Our sales to Internet retailers such as Amazon, Infinity Resources and NetFlix have also increased significantly. These Internet retailers offer virtual shelf space, which is critical for us and our near 3,000 title-library. These increased sales have not replaced the overall lost revenues related to the Musicland and Tower bankruptcies, however.

16	Image Entertainment, Inc.

        Change in Buying Patterns – Best Buy Vendor Managed Inventory (VMI) Program. During the past year, one of our largest DVD customers, Best Buy, has reduced the number of DVD titles that they carry, with more emphasis being placed on mainstream studio product. Content from independent suppliers, including our content, has been significantly reduced. On the other hand, the titles remaining in their stores have been given greater prominence by being better displayed than before (i.e. “face out” rather than “spine out” DVD placement). In conjunction with this move, Best Buy went to a mandatory VMI (Vendor Managed Inventory) control system. In the process of implementing this system, Best Buy returned to us the inventories of our programming which were previously held in their distribution centers. These new buying practices ensured automatic replenishment, but also raised the bar in terms of minimum sell-through quantities. In addition, VMI initial orders, which generally are targeted to provide only a three-week supply of inventory, are much smaller than non-VMI initial orders. The VMI system results in smaller initial order quantities, but with steadier replenishment and fewer returns. The current slate of content managed under VMI at Best Buy is performing well. Not only are we properly controlling our product and inventory profiles at these stores, but any returns associated with VMI titles are minimal. Furthermore, we have formed a VMI consortium with one of the industry’s largest wholesale distributors in which our shipments to Best Buy are combined with numerous other DVD vendors, and costs of servicing the Best Buy account are now significantly less because of decreases in freight charges. Accordingly, our acquisition efforts will be geared more toward higher profile titles that will better complement not only the Best Buy model, but also the current and emerging models of the other large retailers. We have also deployed VMI systems with two other customers on a direct shipment basis with no supplier partners, and we will evaluate additional VMI deployments as the opportunities arise.

        Change in Buying Patterns – Traditional “Brick and Mortar” Retail Customers. In addition to Best Buy reducing their initial orders of our new release programming under VMI, we have seen similar buying patterns emerge at certain other retailers as well. In the past, some of our retail customers would stock four to six weeks of inventory in their warehouses, but these customers are now limiting their on-hand stock to three weeks, with vendors like us being responsible for subsequent replenishment in the event that a title meets or exceeds sales projections. If a title does not perform up to expectations within those three weeks, however, it is taken off the shelves within 30 days and has a greatly reduced chance for future replenishment. On the positive side, the potential for returns is generally less. We have historically replicated DVDs and stocked our warehouse in preparation for impending replenishments. In order to offset this emerging change, however, we have adjusted our inventory replication and stocking procedures. Now, we are “chasing” successful titles with manufacturing reorders, rather than risking significant overstock.

        As shelf space at “brick and mortar” accounts decreases, we are experiencing growth in our sales to online businesses such as Amazon, Infinity Resources and NetFlix, which possess practically unlimited “virtual” shelf space. Generally, since these accounts purchase inventory as it is needed, we have experienced dramatically fewer returns compared to traditional “brick and mortar” retail businesses. By placing a greater emphasis on Internet marketing, we are driving a significant number of consumers toward these online companies.

        Our exclusive content competes for a finite amount of shelf space against a growing supply and diversity of entertainment content from other suppliers. New DVD releases generally exceed 200 titles a week. We believe this competition can be especially challenging for independent labels like us, because the new DVD releases of major studios often have extremely high visibility and sales velocity in the millions of units, and typically require much more shelf space to support. In light of the impact of major studio releases, our expenses with respect to providing market development funds and cooperative advertising dollars to our retail customers for items such as in-store displays and store circulars continue to increase, even as the availability of these opportunities continues to decrease. This shelf real estate, whether real or virtual, is becoming more expensive as the total number of DVD releases continues to grow. With the exception of our more popular new release titles and top-selling catalogue titles, it can be a challenge to obtain the product placement necessary to maximize sales, particularly among the limited number of major retailers who comprise our core customers. Additionally, even though the shelf space in many retail stores may not be shrinking, it is no longer growing at the rates we had previously experienced, and we are also beginning to perceive a retailer trend toward greater visibility for titles at the expense of quantity (i.e. “face out” rather than “spine out” DVD placement). This has the effect of reducing the total number of titles actually carried by a retailer, and since we tend to carry and acquire many different titles, typically with lower sales velocity, this trend may have a disproportionate effect on us compared to the major studios.

Image Entertainment, Inc.	17

        Retailers are also increasingly expecting studios and independents to pay to secure display and shelf space within their stores. Even some successful Internet retailers now require paid participation in these types of programs in order to ensure visibility and positioning on their Web sites. Some of these programs can cost as much as 6% or more of a retailer’s total order, although we may also realize significant advertising and marketing benefits from such programs, especially if they grant competitive benefits over other studios and independents that are unable or unwilling to participate. As competition in our industry continues to increase, we expect that more retailers will adopt these types of programs, which would result in downward pressure on our gross margins.

        Vendor Managed Inventory (VMI). Under a VMI system, product suppliers are responsible for monitoring, stocking, and fulfilling directly to individual retail stores and outlets. Larger retailers, who have been transacting business via VMI with the major studios for years, are starting to require smaller independents (i.e. product suppliers other than major studios, music labels and “mini-majors”) to adopt this method of inventory management. See “Change in Buying Patterns – Best Buy Vendor Managed Inventory (VMI) Program” above.

        Our VMI systems provide timely and accurate sales and inventory data as well as empower us to maintain proper stocking levels at retail. In our largest consortium-based VMI engagement, with Best Buy, we have seen reduced returns and increased inventory turns. With respect to long-term benefits, we expect the implementation of VMI relationships with retail customers to:

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

Competition for Retailer Open to Buy Dollars

        We compete with other content suppliers for limited “open to buy” dollars allocated by retailers to purchase new release or catalogue DVD and CD titles. Open to buy dollars are becoming more scarce for independents like us, since such dollars are often devoted to high-profile new releases from major studios, particularly during the holiday season. Reduced wholesale DVD pricing instituted by the major studios and labels, coupled with their ongoing catalogue campaigns and marketing muscle, has also increased competition for open to buy dollars. Most studios and labels are subsidiaries of much larger media conglomerates that have financial resources far greater than ours. Moreover, the strategic process of the special committee of our board of directors has created significant uncertainty among our customers, who have expressed concern about whether we would be continuing as an independent entity, and specifically whether we — or any potential buyer — would stand by our currently permissive return policies. From our perception, our sales over the past fiscal year have suffered as a result.

        Nevertheless, we believe that titles from an independent content supplier like us continue to be attractive to retailers because of the gross margins retained by the retailers from the sale of independent titles. In contrast, there is a great deal of pricing competition among retailers for the new release theatrical blockbusters, since such major hits are often advertised as loss leaders to bring in retail traffic. We do not currently sell new release major theatrical motion picture titles.

Increasing Competition

        As our industry matures, with DVD set-top penetration of U.S. television households having exceeded 79% at the close of calendar 2006, and the amount of retail space allocated for DVD programming leveling off, the competition level among content suppliers will continue to rise. The major studios remain consistent and prolific in their ability to bring new theatrical titles to retailers. They have large libraries of content to release on DVD. New independent suppliers are continually emerging, further adding to the competition. The additional promotional opportunities and open to buy dollars may be severely compromised by the new major theatrical programming, new independent suppliers and the vast catalogues of content controlled by the major studios.

Industry Trends

        According to The Digital Entertainment Group (“DEG”), a Los Angeles-based, industry-funded nonprofit corporation that among other things provides updated information regarding entertainment formats to both the media and retail trade, total consumer spending on DVD (sell-through and rental) in calendar 2006 increased 5.7% to $24.1 billion, from $22.8 billion in calendar 2005. The Los Angeles Daily News reported that some consumers may not be buying recently introduced high definition DVDs because of the ongoing format war between supporters of the Blu-ray Disc® camp and the HD-DVD camp, which started last year. The belief is that consumers may be confused by the different formats, and also do not want to risk buying a particular format only to see the other prevail, as was the case during the VHS/Betamax format war over two decades ago. Accordingly, the high-definition DVD industry continues to show slow growth.

18	Image Entertainment, Inc.

        DVD remains popular, with the DEG reporting that 33 million DVD players were sold to consumers in 2006. The market for DVD is maturing, if not already matured. The DEG reports that, of the approximately 88 million homes with DVD players, 55% have more than one player when you include set-top DVD, portable DVD, and TV/DVD and DVD/VCR combination players. Many media analysts have predicted, and we concur, that both DVD hardware and software will grow at a far slower pace than it did during the first five years since DVD’s introduction.

        The DEG reports that more than 30 million U.S. homes now have HDTV with an estimated 12.5 million sets sold in 2006 and nearly 5 million in the fourth quarter alone. Since the DVD format was launched in 1997, more than 34.5 million HDTV sets have been sold to consumers, and it is estimated that 11% of HDTV owners have more than one set. An estimated 750,000 high definition DVD players and high definition DVD/video game consoles were sold in 2006. There are currently 12 models of high-definition players, including Blu-ray Disc® and HD-DVD. At the January 2007 Consumer Electronics Show in Las Vegas, Nevada, Warner Bros. introduced the Total HD Disc, a hybrid double-sided Blu-ray Disc®/HD-DVD disc that should arrive at approximately the same time that LG Electronics makes available a DVD player capable of playing both formats. This hybrid technology is meant to attract consumers who are wary of buying technology that might become obsolete, similar to when Betamax lost the format battle to VHS.

        According to Adams Media Research (Hollywood Aftermarket reports dated January 31 and February 28, 2007), DVD set-top penetration of television households will reach 84.3% of the estimated 113.1 million television households through December 31, 2007, excluding DVD game players. Adams Media Research expects this penetration to reach 89.3% by the end of calendar 2011. This represents an estimated 2.5% annual compound growth rate in DVD set-top player households. Additionally, according to Adams Media Research, high definition video set-top penetration of television households will reach 1.1 million households through December 31, 2007. Adams Media Research expects this penetration to reach 28.3 million households by the end of calendar 2011, and that high definition video households of all types (including high definition video, game and PC) will reach 41.3% of all television households by the end of 2011.

        According to Adams Media Research, sell-through video (VHS/DVD/Hi-Def DVD combined units) consumer spending is expected to grow 18.9% from 16.45 billion at December 31, 2006 to 19.56 billion by the end of 2011, a compound annual growth rate of approximately 3.5%. Net supplier revenue from sell-through video is expected to grow 23.6%, from $12.9 billion at the end of 2006, to $15.9 billion through 2011, a compound annual growth rate of approximately 4.3%. Net supplier revenue from sell-through and rental video is expected to grow 23.8%, from $14.9 billion at the end of 2006, to $18.5 billion through 2011, a compound annual growth rate of approximately 4.4%.

        Adams Media Research estimates that annual DVD disc buys per DVD set-top household were 12.8 discs in 2006, slightly lower than 13.5 discs in 2005. VHS sell-through consumer spending continues to decline rapidly, down from $1.2 billion in 2004 to $463 million in 2005 and to $89 million in 2006. According to the DVD Release Report Revised 5/09/07, the average consumer cost for all DVD releases regardless of genre was $22.35 per disc for calendar 2006, up slightly from $21.23 for calendar 2005. Approximately 34% of DVDs had an average consumer cost of less than $15 in 2006, down from approximately 40% in 2005.

        The typical DVD buying consumer has largely shifted from a catalogue programming-focused early adopter to a mass market buyer driven primarily by high-profile, big-budget theatrical films. Both major studio and independent DVD suppliers now see that the primary drivers of revenues are new releases, which generate both retail and consumer interest and also help drive the sale of catalogue programming. We have a diverse catalogue of content, and according to the DVD Release Report Revised 5/09/07, we are the fourth-largest source for music on DVD with 602 titles in active release (behind only the “majors” Sony BMG and Universal and independent supplier MVD Entertainment), the second largest source of direct to DVD programming with 421 titles in active release, the third largest source of foreign language programming on DVD with 278 titles in active release, and the third largest source for special interest programming on DVD with 495 titles in active release. We typically add an average of 30-35 new DVD titles per month, with content spanning many genres, to our current catalogue of over 2,800 active DVD titles. In addition, we typically add an average of five new CD titles per month, and our current active catalogue contains approximately 250 audio titles. Sales of our catalogue titles are affected by the strength of our new releases, continued customer demand and the availability of retail shelf space and retailer open to buy dollars.

Image Entertainment, Inc.	19

        For more information on risks relating to competition, please refer to “Item 1A. Risk Factors—Risks Relating to Our Business” and “—Risks Relating to Our Industry.”

TRADEMARKS

        We have obtained U.S. federal registrations for the following trademarks:

•	Image
•	Image Entertainment
•	the Image Entertainment logo
•	Image Music Group
•	the Egami Media logo
•	Image Entertainment Japan

We have also filed a U.S. federal trademark application for “Home Vision Entertainment.” Our only foreign trademark is a Japanese trademark for Image Entertainment Japan. It is our policy to protect and defend our trademark rights.

EMPLOYEES

        As of June 1, 2007, we had 159 full-time employees and one part-time employee employed by us (including Egami). Within the next several months, we will be closing our Las Vegas distribution facility, which will decrease our headcount to 124 full-time employees. Nine of our employees, including all of our executive officers, are covered by employment agreements, with the remainder being at-will employees.

SEASONALITY

        Our Results of Operations Fluctuate Based on Seasonality and Variability. We have generally experienced higher sales of DVDs and CDs in the quarters ended December 31 and March 31 due to increased consumer spending associated with the year-end holidays. Accordingly, our revenues and results of operations may vary significantly from period to period, and the results of any one period may not be indicative of the results of any future periods. In addition to seasonality issues, other factors have contributed to variability in our DVD and CD net revenues on a quarterly basis. These factors include:

•	the popularity of exclusive titles in release during the quarter
•	timing of delivery or non-delivery of DVD or CD content or rights clearances by our content providers
•	our marketing and promotional activities
•	our rights and distribution activities
•	the availability of retailer shelf-space
•	the level of retailer open to buy dollars
•	the extension, termination or non-renewal of existing license and distribution rights
•	general economic changes affecting the buying habits of our customers, particularly those changes affecting consumer demand for home entertainment hardware, packaged media and digital content

ITEM 1A.      RISK FACTORS

        You should carefully consider and evaluate all of the information in this Annual Report, including the risk factors listed below. If any of these risks occur, our business, results of operations and financial condition could be harmed, the price of our common stock could decline, and future events and circumstances could differ significantly from those anticipated in the forward-looking statements contained in this Annual Report.

20	Image Entertainment, Inc.

Risks Relating to Our Business

        The Residual Effects of the Prolonged Proxy Contest with Our Former Second-Largest Shareholder and Our Special Committee’s Strategic Process May Adversely Affect Our Retail Sales.  As a result of the proxy contest with our former second-largest shareholder, Lions Gate, and our special committee’s strategic process, retail sales may be adversely affected due to retail buyers’ uncertainty regarding our future.  Consequently, retail buyers may further reduce their new purchases and existing inventories of our programming in order to address this uncertainty and this may have negative result on our business and results of operations.  There can be no assurance that we will be able to persuade our retail buyers of our ability to operate independently, or that our retail buyers will increase their purchases of our programming in the future.

        The Transitioning of Our Warehousing and Distribution Services to Sonopress May Disrupt or Delay Our Business Activities. We are currently in the process of transitioning all of our warehousing and distribution services to Sonopress’ facility in Pleasant Prairie, Wisconsin. Although we have an existing relationship with Sonopress, who replicates our DVDs, and although Sonopress has hired key people from our previous replicator who were already very familiar with our company and business, distribution is still a new business initiative for Sonopress. Accordingly, there may be delays and inefficiencies as they enter into this sector. Additionally, as with any major transition, there may be delays and inefficiencies inherent within the transitioning process. Any failure of Sonopress to warehouse and distribute our products in a timely manner and with the same consistent quantity and quality that we and our customers have come to expect, may adversely affect our revenues and profits.

        We Have a High Concentration of Sales to Relatively Few Customers Which May Result In Significant Uncollectible Accounts Receivable Exposure. For the year ended March 31, 2007, Amazon.com, Inc., AEC One Stop Group, and Anderson Merchandisers (who supplies Wal-Mart) accounted for 12%, 12% and 10%, respectively, of our net revenues. For the year ended March 31, 2006, Anderson Merchandisers accounted for 11% of our net revenues. For the year ended March 31, 2005, Anderson Merchandisers, Best Buy and AEC One Stop Group accounted for approximately 17%, 12%, and 10%, respectively, of our net revenues. At March 31, 2007, AEC One Stop Group and Anderson Merchandisers accounted for 20% and 17%, respectively, of our gross accounts receivables. At March 31, 2006, Anderson Merchandisers and AEC One Stop accounted for 13% and 12%, respectively, of our gross accounts receivables. Additionally, our top five customers accounted for over 42% of our fiscal 2007 net revenues. Any combination of these customers filing for bankruptcy or significantly reducing their purchases of our programming would have an adverse effect on our financial condition, results of operations, and liquidity. Our top 25 customers accounted for approximately 82% of our fiscal 2007 net revenues.

        We are not an exclusive supplier to any of our retail customers, and there is no guarantee that we will continue recognizing significant revenue from sales to any particular customer. If we are unable to maintain the sale of our titles at their current levels to any these five customers, and are unable to find other customers to replace these sales, there would be a negative impact on our revenues and future profitability. In addition, we face credit exposure from our retail customers and may experience uncollectible receivables from these customers should they face financial difficulties. On August 20, 2006, our long-term customer MTS, Inc., parent of Tower Records, filed for Chapter 11 bankruptcy. We estimated our net expense relating to the ultimate uncollectible accounts receivables from Tower and recorded a net charge of $432,000. Our net revenues with Tower for the six months ended September 30, 2006, were $987,000, or 2.2% of overall net revenues.  Our net revenues with Tower for the fiscal year ended March 31, 2006, were $4.3 million, or 3.9% of our overall net revenues for the year. Tower represents the second of our significant retail customers to recently file for bankruptcy. Musicland Stores filed bankruptcy in January 2006 and we took a net charge to expense of $1.6 million. With a high concentration of sales to relatively few customers, we cannot assure you that our other retail customers will not experience financial difficulties leading to uncollectible accounts receivable.

        Our Recent Layoff May Disrupt or Delay Our Business Activities.  On November 9, 2006, we eliminated 29 positions, including our UK office, and lost six employees through attrition, representing approximately 17% of our total personnel.  Although we have reassigned the duties associated with these eliminated positions to other personnel, inefficiencies related to task unfamiliarity, heavier workloads, loss of knowledge and unfilled gaps may arise, especially if we are unable to effectively manage and implement the transition.  Any such inefficiency may cause disruption or delay in our business activities.

        Relativity Media’s Failure to Deliver the Expected Number or Quality of Motion Pictures May Adversely Affect Our Business.   We do not control the timing or manner in which Relativity Media will finance, produce and deliver programs to us.  Relativity Media’s decisions regarding the selection, delivery and timing of release of theatrical and direct-to-video motion picture titles will have a significant effect on our future revenues.  We also do not control the theatrical distributors’ level of promotion of major motion pictures, and domestic box office performance is likely to affect the film’s subsequent performance in home video.  Any decision by producers or theatrical distributors not to deliver, distribute or adequately promote films, or to promote our competitors’ motion pictures to a greater extent than they promote ours, could have a material adverse effect on our business, results of operations and financial condition.

Image Entertainment, Inc.	21

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

        Failure to Effectively Manage Any Potential Future Growth from the Relativity Media Agreement or the Merger with BTP, or Both, May Adversely Affect Our Business. We will face substantial challenges in expanding our distribution capabilities to adequately meet the anticipated increase in our average sales per title and our overall sales as a result of major motion pictures to be delivered to us for home video and digital distribution over the ten-year term of our agreement with Relativity Media, and as a result of our expected merger with BTP.  Expanding to meet these needs could require us to incur significant costs and cause the diversion of management’s time and resources.  We may not handle the expansion effectively and efficiently, it may be unsuccessful or take longer than anticipated, and we may not realize the anticipated benefits from the transaction, which could result in write-offs and other related expenses.  Any of the foregoing could have a material adverse effect on our business, results of operations and financial condition.

        In addition, we will be financially responsible for the funding of post production, development of ancillary materials, package design, disc replication, marketing and advertising and distribution costs for each of the Relativity Media and BTP-controlled titles. We may require increased funding to meet our increased requirements, which we may not be able to obtain in sufficient time, on acceptable terms, or at all.  Our ability to grow, maintain and expand our distribution of motion pictures and fund increased operating expenses may depend upon our ability to obtain funds through equity financing, debt financing (including credit facilities) or the sale or syndication of some or all of our interests in film projects or other assets.  If we do not have access to financing, and if other funding does not become available on terms acceptable to us, there could be a material adverse effect on our business, results of operations and financial condition.

        Failure of Our Strategic Alliances Could Have a Material Adverse Affect on Our Business. We have co-produced motion pictures with Dark Horse, Graymark, Amicus and Sisters Wooster, Inc., and, should we have adequate capital resources, we plan to continue our strategy of developing key alliances with other third party content producers. We will rely on our co-producers to develop and produce films. Particularly when produced by independent filmmakers, each film is a separate business venture with its own management, employees, equipment and budgetary requirements. There are substantial risks associated with film production, including contract problems with, or disability of, directors, actors and other key artistic and technical personnel, weather and other delays, damage to sets, equipment or film, and the inability of production personnel to comply with budgetary or scheduling requirements. Such problems could materially increase the cost of production, increase the amount of time between our expenditure of funds and receipt of revenues, or cause the project to be abandoned at any stage if further expenditures do not appear commercially feasible. Accordingly, there is no assurance that we will be successful in our strategic alliances, and any failure of our present and future alliances to produce commercially viable content at an acceptable cost could have a material adverse effect on our business. Additionally, there is no assurance that we will be able to find further desirable strategic alliances as we continue pursuing new co-production deals and similar relationships, or have sufficient capital to fund them.

        We Have a High Concentration of Sales From Relatively Few Titles. Our top five fiscal 2007 new release exclusive titles Jeff Dunham: Arguing with Myself DVD and CD, Katt Williams Live DVD and CD, the original Twilight Zone TV series: Complete Definitive Collection DVD, Yanni Live: The Concert Event DVD and CD and Criterion’s Dazed and Confused DVD accounted for approximately 11% of our fiscal 2007 net revenues. Our top ten fiscal 2007 new release exclusive titles accounted for approximately 17% of our fiscal 2007 net revenues. Although catalogue sales of these titles continue to be relatively strong, sales for these titles nevertheless have decreased over time and will probably continue to do so until our rights expire. Net revenues from new release DVD titles, where a new release title is defined as released during fiscal 2007, accounted for approximately 58% of fiscal 2007 net DVD revenues and net revenues from catalogue DVD titles, where catalogue is defined as a title first released in a previous fiscal year, accounted for approximately 42% of fiscal 2007 net DVD revenues. Revenues from new release DVD titles accounted for approximately 51% and 65% of fiscal 2006 and 2005 net DVD revenues, respectively. Revenues from catalogue DVD titles accounted for 49% and 35% of fiscal 2006 and 2005 net DVD revenues, respectively. If we cannot acquire titles of equal or greater strength and popularity, our future net revenues would be negatively impacted.

22	Image Entertainment, Inc.

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

        Our Current DVD and CD Genre Revenue Concentrations May Become Unpopular With Our Retail Customers and End-Consumers, Which May Adversely Affect Our Business. During fiscal 2007 and 2006, our DVD title genre revenue concentration was heavily weighted toward comedy, music and television-related DVD programming. In 2005, our DVD title genre revenue concentration was heavily weighted toward music-related DVD programming. We may not be able to successfully continue producing or acquiring content in the same genres, or achieve the same strength within the genres we were successful with in fiscal 2007. If we cannot compete successfully in the home entertainment market for higher-profile DVD and CD content, our business may be adversely affected.

        Inventory Obsolescence May Adversely Affect Our Business. We maintain a substantial investment in DVD and CD inventory, and if we overestimate the demand for a particular title, we may retain significant quantities of that title in our warehouse. Retained inventory occupies valuable storage space and may become obsolete as our distribution term for the title expires. Although we may sell such inventory at a deeply discounted price toward the end of the distribution term in order to recoup our manufacturing, storage and other costs, there is no guarantee that a market will exist for a given title, even at the deeply discounted price. Alternatively, we may renew the exclusive distribution rights to an expiring title, but there is no guarantee that we will be able to do so, or do so on terms acceptable to us. Additionally, our license and/or distribution agreements sometimes contain terms, such as minimum royalties per unit and music publishing fees, which effectively prevent us from steeply discounting the price on some titles. We have a strong history of renewing our exclusive rights under license and distribution agreements.

        Problems Distributing Our Programming Internationally May Adversely Affect Our Business. We distribute our programming internationally. As a result, our business may be subject to various risks inherent in international trade, many of which are beyond our control. Risks faced in distributing our programming internationally include: cancellation or renegotiation of contracts, changes in laws and policies affecting international trade (including taxes), credit risk, fluctuating foreign exchange rates and controls, civil strife, acts of war, guerilla activities, insurrection, terrorism, changing retailer and consumer tastes and preferences with regard to our programming, differing degrees of protection of our intellectual property, cultural barriers, and potential instability of foreign economies and governments, which may adversely affect our international sales. To date, we have not entered into foreign currency exchange contracts.

        The Majority of International Revenues Are Generated By Three Sublicensees. Revenues generated from our international business segment are primarily derived from the sales efforts of Sony BMG, Warner Music Group and Digital Site. Should any of Sony BMG, Warner or Digital Site default on their respective sublicense agreements with us or fail to successfully perform, an important part of our business strategy, financial condition, results of operations and cash flows could be negatively impacted.

        We Have Direct and Indirect Foreign Currency Exchange Risk. Although our Sony BMG and Digital Site sublicense agreements are U.S. Dollar denominated, with these parties reporting to us and paying us in U.S. Dollars, the underlying Sony BMG sales transactions are in Euros and the underlying Digital Site sales transactions are in Yen. On June 9, 2007, the Euro was equivalent to approximately U.S. $1.34 and the Yen was equivalent to approximately U.S. $0.00824. Should the U.S. Dollar strengthen compared to either the Euro or the Yen, our sublicensors’ reported royalties to us on a title-by-title basis and in the aggregate would decline (assuming consistent unit sales) and thus reduce our revenues recognized.

Image Entertainment, Inc.	23

        We Have an Accumulated Deficit and May Incur Additional Losses. We sustained net losses in fiscal 2007 and 2006, and were profitable in fiscal 2005. Our accumulated deficit at March 31, 2007 was $22.3 million. Due to the inherent unpredictability of high-profile content acquisition and competition for limited retail shelf space, we may incur losses again in the future.

        Inability to Maintain Relationships with Our Program Suppliers and Vendors May Adversely Affect Our Business. We receive a significant amount of our revenue from the distribution of those DVDs for which we already have exclusive agreements with program suppliers. We can give no assurances, however, that titles in production which have been financed by us will be timely delivered as agreed or of the expected quality. Delays or inadequacies in delivery, including rights clearances, could negatively impact the performance of any given quarter or fiscal year. We can give no assurance that such content will ultimately be purchased in internally forecasted quantities by our retail customers or ultimately desired by end-consumers. We also cannot assure you that we will be able to renew these exclusive rights as existing agreements with program suppliers expire, that our current program suppliers will continue to support the DVD format in accordance with our exclusive agreements, that our current content suppliers will continue to license titles to us on the current terms or on terms favorable to us, or that we will be able to establish new beneficial supplier relationships to ensure acquisition of exclusive titles in a timely and efficient manner.

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

        Loss of Key Personnel May Adversely Affect Our Business. Our success greatly depends on the performance of our executive management, including President and Chief Executive Officer Martin Greenwald, Chief Operating Officer David Borshell and Chief Financial Officer Jeff Framer. The loss of the services of key persons of our executive management could have a material adverse effect on our operating results and financial condition.

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

Risks Relating to Our Industry

        DVD Sales Are Not Sustaining the Same Level of Growth as Before. We believe that consumer interest in the DVD format is partly due to interest in building the consumer’s personal DVD library of desired entertainment programming. Although our exclusive titles have generally shown stable sales over extended periods, as consumers build their DVD libraries, or with the introduction of new home entertainment formats, DVD sales may decline and adversely affect our operations. In addition, the leveling off of DVD player penetration has clearly resulted in a similar leveling off in DVD sales growth. For more information regarding the trend of DVD sales growth, see “Item 1. Business – Industry Trends” above.

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

24	Image Entertainment, Inc.

        Failure to Effectively Expand Vendor Managed Inventory (VMI) May Adversely Affect Our Business. Many large retailers allow approved suppliers to manage inventory within VMI systems whereby suppliers like us are responsible for planning, monitoring, stocking and fulfilling directly to individual retail stores and outlets.  We have fully implemented all of the necessary VMI software and systems and are currently engaged in providing this service to three significant customers who require VMI in order to continue direct shipments with them.  We are evaluating additional opportunities to deploy our VMI system with other retail customers.  We cannot assure you that implementation of VMI with other customers will be done in a timely or effective manner, or that the VMI software we have implemented will be acceptable to other retail customers. Implementation of VMI requires capital expenditures for initial setup, installation and integration. In addition, we are incurring ongoing fees for software maintenance and support, item planning, order management and picking, packing, labeling and shipping of product. Failure to implement VMI in a timely manner with other customers could result in decreased opportunities for shelf space or decreased margins, and may require us to sell to VMI customers indirectly through third-parties who have already implemented VMI. While we should be able to add other customers without significant additional costs or time, there can be no assurance this will be the case, and VMI implementation may require additional freight charges as inventory is sent directly to retail stores and outlets in smaller packages with greater frequency.

        Our Success Depends on the Commercial Success of Our Programming. Operating in the entertainment industry involves a substantial degree of risk. Each music performance, feature film or other programming title is an individual artistic work, and unpredictable audience reactions primarily determine commercial success. The commercial success of a title also depends upon the quality and acceptance of other competing programs or titles released into the marketplace, critical reviews, the availability of alternative forms of entertainment and leisure activities, general economic conditions and other tangible and intangible factors, all of which are subject to change and cannot be predicted with certainty. Our success will depend in part on the popularity of our content which, in turn, depends on our ability to gauge and predict expected popularity. Even if a film achieves success during its theatrical release, the popularity of a particular program and its ratings may diminish over time, which may have a material adverse affect on our business, results of operations or financial condition. Timing and timeliness are also sometimes relevant to a program’s success, especially when the program concerns a recent event or historically relevant material (e.g. an anniversary of a historical event which focuses media attention on the event and accordingly spurs interest in related content).

        Decreasing Retail Shelf Space May Limit Sales of Our Programming. We face increasing competition from major motion picture studios, music labels and other independent content suppliers for limited retail shelf space and retailer open to buy dollars. Although the amount of retail shelf space for DVDs had previously been growing in approximate correlation to the growth rate in penetration of DVD players, the leveling off of DVD player penetration has resulted in a similar leveling off in retail shelf space growth. It is within this changing environment that our exclusive content competes for a finite amount of shelf space against a growing supply of entertainment content. Because the new DVD releases of major studios often have extremely high visibility and sales velocity in the millions of units, which typically require more shelf space to support, we may not be able to afford or obtain the product placement necessary to maximize sales, particularly among the limited number of major retailers that are our core customers, which could result in decreased revenues and gross margins. For more information regarding decreasing retail shelf space due to DVD releases of major studios, see “Item 1. Business – Competition” above.

        Our Film Production Efforts May Not be Financially Successful. Our co-produced films are more expensive to create than our music and stand-up comedy event DVD co-productions, and the time between our expenditure of funds and receipt of revenues is longer. While much of our programming is sold to retailers on a sell-through basis, the financial success of our filmed programming will depend on our ability to generate higher sales to retailers who primarily rent programming such as Blockbuster, Movie Gallery, Hollywood Entertainment (now a wholly-owned subsidiary of Movie Gallery) and Netflix, as well as to mass merchants such as Wal-Mart, Costco and Target. Our filmed programming may not ultimately be as desirable to our target customers as we would hope, which would lead to lower than expected sales, decreased profit margins or losses.

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

Image Entertainment, Inc.	25

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

        Illegal Piracy May Reduce Our Revenues. The music industry is facing a major challenge in the form of illegal piracy resulting from Internet downloading and/or CD recorders. This piracy has negatively affected industry revenues and profits. Although we currently derive only 4% of our revenues from audio CDs, we are hopeful that our proportional revenues in this sector will increase. Additionally, according to Nielsen Media Research, just over 17% of U.S. TV households now have a digital video recorder (DVR). According to In-Stat, DVRs are gradually gaining greater market penetration: shipments of DVRs are estimated to be 19.8 million units for calendar 2006. As DVD recorders, DVRs and high-speed Internet connections become more popular, and the storage capacity of personal computers increases, we may face greater piracy concerns with respect to our core DVD business.

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

        If We Cannot Continue to Secure DVD License and Distribution Rights, Our Business May Be Materially Adversely Affected. We cannot assure you that we will be able to continue to secure DVD and other license and distribution rights on terms acceptable to us. For more information regarding our continuing ability to obtain DVD license and distribution rights, see “Item 1. Business – Competition” above. Major motion picture studios have normally not granted, nor are they expected to grant, exclusive DVD licenses to us for new releases and popular catalogue titles. Instead, the major motion picture studios will most likely continue to sell DVD titles directly to retailers. We expect to continue to license exclusive DVD and other home entertainment format content, but we cannot assure you that we can remain competitive against licensing entities with greater financial resources or that independent program suppliers will not distribute their programming themselves. In addition, our success will continue to be dependent upon our ability to identify and secure rights to exclusive content that appeal to consumers.

26	Image Entertainment, Inc.

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

Risks Relating to Our Stock

        Failure to Consummate the Merger with BTP May Result in a Material Decrease in the Market Price of Our Common Stock. The announcement of our execution of the merger agreement with BTP on March 29, 2007, resulted in a jump in our stock price to levels approaching the $4.40 per share described in the merger agreement. In the event we are unable to consummate the merger with BTP for any reason, our stock price may drop to the prices we were trading at prior to the announcement of the merger agreement with BTP, or perhaps even lower, and you may lose all or a substantial part of your investment.

        Our Stock Price May Be Subject to Substantial Volatility, and You May Lose All or a Substantial Part of Your Investment. Our common stock is traded on The NASDAQ Global Market®. There is a limited public float, and trading volume historically has been limited and sporadic. Over the last year through June 14, 2007, the closing price of our common stock ranged between $3.05 and $4.29 per share on volume ranging from 1,350 to over 5.3 million shares per day. As a result, the current price for our common stock is not necessarily a reliable indicator of our fair market value. The price at which our common stock will trade may be highly volatile and may fluctuate as a result of a number of factors, including, without limitation, the number of shares available for sale in the market, quarterly variations in our operating results, actual or anticipated announcements of new releases by us or competitors, the gain or loss of significant customers, changes in the estimates of our operating performance, and market conditions in our industry and the economy as a whole.

        Any Future Sales of Equity May Significantly Impact the Market Price of Our Common Stock. We currently have S-3 and S-4 registration statements for the issuance of our securities in exchange for either cash or other securities on file with the SEC. Future sales of substantial amounts of our common stock, including shares that we may issue upon exercise of outstanding options and warrants, could adversely affect the market price of our common stock. Further, if we raise additional funds through the issuance of common stock or securities convertible into or exercisable for common stock, the percentage ownership of our stockholders will be reduced and the price of our common stock may fall.

Image Entertainment, Inc.	27

        We May Incur Increased Costs as a Result of Laws and Regulations Relating to Corporate Governance Matters. Laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002 and rules adopted or proposed by the SEC and by NASDAQ, will result in increased costs to us as we evaluate the implications of any new rules and respond to their requirements.  We will become subject to additional regulatory requirements in our next annual report, including Section 404 of Sarbanes-Oxley which will require us to include in our annual report for the period ending March 31, 2008, a report by management on our internal controls over financial reporting. The additional costs and efforts to do so could be substantial.  New rules could make it more difficult or more costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our Board, our Board committees or as executive officers. We cannot predict or estimate the amount of the additional costs we may incur or the timing of such costs to comply with any new rules and regulations.

Risks Relating to the Proposed Merger with BTP

        As described elsewhere in this Annual Report, we have entered into an agreement to merge with BTP. Our ability to complete the merger with BTP is subject to risks and uncertainties, including, but not limited to, the risk that a condition to closing of the transaction may not be satisfied, the risk that a regulatory approval that may be required for the transaction is not obtained or is obtained subject to conditions that are not anticipated, and other risks to consummation of the transaction. Additional risk factors associated with the proposed merger with BTP are as follows.

        Our Business Could Be Adversely Impacted By Uncertainty Related to the Proposed Merger with BTP. Whether or not the merger is completed, the announcement and pendency of the merger could impact or cause disruptions in our business, which could have an adverse effect on our results of operations and financial condition, including:

•	our current clients may experience uncertainty associated with the merger and may attempt to negotiate changes in existing business relationships and/or consider entering into business relationships with parties other than us, either before or after completion of the merger, and we may face additional challenges in competing for new and renewal business;

•	our employees may experience uncertainty about their future roles with the combined company, which might adversely affect our ability to retain and hire key managers and other employees;

•	the attention of our management may be directed toward the completion of the merger and transaction-related considerations and may be diverted from the day-to-day business operations of our business; and

•	the uncertainty of retaining business with our suppliers and vendors can be further exacerbated by the merger, and delay in the completion of the merger or termination of the merger agreement could have an adverse effect on our business, financial condition, results of operations or prospects if the merger is not completed.

        Failure To Complete the Merger Could Negatively Impact Our Stock Price and Our Future Business and Financial Results. If the proposed merger is not completed, our business may be adversely affected and we will be subject to several risks, including:

•	being required, under certain circumstances under the BTP merger agreement, to pay a termination fee;

•	having incurred certain costs relating to the proposed merger that are payable whether or not the merger is completed;

•	the attention of our management will have been diverted to the merger instead of on our operations and pursuit of other opportunities that could have been beneficial to us; and

•	customer perception may be negatively impacted which could affect our ability to compete for, or to win, new and renewable business in the marketplace.

28	Image Entertainment, Inc.

        Even If the Proposed Merger is Completed, the Combined Company Will Be Subject to Certain Risks Associated with the Merger. In particular, the stock price and the business of the combined company could be adversely affected by certain risks associated with the merger, including:

•	the combined company may be unable to successfully integrate ours and BTP’s operations or to realize the anticipated cost savings and other benefits of the merger;

•	the combined company may be unable to retain key employees, and key employees may depart because of issues relating to uncertainty or difficulty of integration or a desire not to remain with the combined company; and

•	the combined company will incur significant transaction and merger related costs in connection with the merger.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.	PROPERTIES

        Our headquarters are located in Chatsworth, California and consist of approximately 62,000 square feet on one floor of a multi-tenant building. The monthly rent is $1.29 per square foot, on a gross basis, or approximately $80,000 per month, and increases approximately 3% annually. The office lease has an initial 10-year term with two five-year options. The lease commenced on July 1, 2004. Although a base level of operating expenses is included in the rent payment, we will be responsible for a percentage of actual annual operating expense increases capped at 5% annually.

        We also lease our 76,000 square foot warehouse and distribution facility located in Las Vegas, Nevada. The monthly rent is approximately $43,000, subject to annual adjustment based on increases in the consumer price index. The lease expires on November 4, 2012. In addition, we lease approximately 4.07 acres of adjacent vacant land in the event we need to expand our current warehouse and distribution facility. The monthly rent for the vacant land is approximately $9,000 and the lease expires on November 4, 2007. Beginning in January 2004, we leased an additional 10,000 square foot warehouse storage space in Las Vegas, Nevada for a monthly rent of approximately $6,000 for an initial term of two years and later extended to April 30, 2007. We moved all inventory from this storage space to Sonopress as of the lease termination date on April 30, 2007. Beginning in October 2005, we leased an additional 5,000 square foot warehouse storage space in Las Vegas, Nevada for a monthly rent of approximately $3,000 on a month to month basis. As of May 31, 2007, the inventory from this storage space was shipped to Sonopress and we then terminated this lease. As discussed above, we are closing our warehouse and distribution facility and Sonopress will be warehousing and fulfilling our DVD and CD orders out of its facility in Pleasant Prairie, Wisconsin. On March 29, 2007, we notified our Las Vegas landlord of our intent to vacate the facility and sublease the space. Our landlord is open to various options, including potential termination of the lease, if an appropriate new tenant is found.

        We signed an exclusive representation agreement with IPG, a commercial real estate broker, for the potential sublease of the facility on or about May 11, 2007. Fees to the agent will be 5% of lease rentals or 4% if both sides of the sublease transaction are done by IPG. We have been informed by Las Vegas-based real estate professionals that our lease is below current market rates, thus providing compelling sublease and/or lease exit options for us. Beginning at the end of May 2007, IPG began marketing the facility to prospective tenants under a sublease. It is currently anticipated that the facility will be available to a new tenant, assuming one is found, by October 2007.

        Image UK leases office space located at 77 Oxford Street, London W1D 2ES. The lease term is one year and commenced on August 28, 2006, at a rate of approximately £4,750 (approximately $9,000) per month, which rate includes VAT, utilities, cleaning, security, insurance and other fees. As of December 2006, Image removed all property from this location in connection with the layoffs and closure of the Image UK office. Image will continue to pay the lease through its expiration in August 2007.

        We believe that our current office and warehouse space is adequate to meet our needs, and that additional facilities will be available for lease, if necessary, to meet our future needs.

Image Entertainment, Inc.	29

ITEM 3.	LEGAL PROCEEDINGS

        On April 10, 2007, a purported class action shareholder complaint entitled Henzel v. Image Entertainment, Inc., et al. was filed against us and certain of our officers and members of our Board in the Superior Court of the State of California, County of Los Angeles. The named plaintiff proposes to represent a class of our stockholders and claims, among other things, that in connection with the proposed business combination transaction with BTP, the directors breached their fiduciary duties of due care, good faith and loyalty by failing to maximize stockholder value and by creating deterrents to third-party offers. Among other things, the complaint seeks class action status, and a court order enjoining the consummation of the merger and directing us to take appropriate steps to maximize stockholder value. While the lawsuit is in its preliminary stage, we believe that the claims in the lawsuit are without merit and intend to vigorously defend it.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

30	Image Entertainment, Inc.

PART II
ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our common stock trades on The NASDAQ National Market® under the symbol DISK. The table below presents the quarterly high and low closing prices on the NASDAQ during the past two fiscal years.

Fiscal Year Ended March 31, 2007	High	Low
Quarter ended June 30, 2006	$ 3.950	$ 3.500
Quarter ended September 30, 2006	$ 3.850	$ 3.420
Quarter ended December 31, 2006	$ 3.650	$ 3.260
Quarter ended March 31, 2007	$ 4.190	$ 3.050

Fiscal Year Ended March 31, 2006	High	Low
Quarter ended June 30, 2005	$ 5.360	$ 2.700
Quarter ended September 30, 2005	$ 4.430	$ 2.680
Quarter ended December 31, 2005	$ 4.150	$ 3.020
Quarter ended March 31, 2006	$ 3.730	$ 3.200

Stockholders

        As of June 11, 2007, there were approximately 21,717,955 shares of our common stock issued and outstanding, which were held by approximately 1,218 holders of record. As of June 1, 2007, we estimate there were 2,755 beneficial owners of our common stock.

Dividend Policy

        Our Amended and Restated Loan and Security Agreement with Wells Fargo Foothill (“Wells Fargo”), which was replaced in May 2007 by our Loan and Security Agreement with Wachovia Capital Finance Corporation (Western) (“Wachovia”), both prohibit our payment of dividends. For more information on these restrictions, please refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.” We have never paid a cash dividend on our common stock, and we presently intend to retain future earnings (if any) for business development.

Stock Performance Graph

        The graph below compares our cumulative total return, the NASDAQ U.S. Market Index and our selected peer group for the five-year period ended March 31, 2007. The new peer group consists of Handleman Company, Trans World Entertainment Corporation, Navarre Corporation, Lions Gate Entertainment Corp. and Genius Products, Inc. We added Genius Products, Inc., an entertainment products distribution company that distributes, licenses, acquires and produces entertainment programming on DVD and emerging entertainment platforms. Genius Products was added to our new peer group as most of their business parallels our own. The old peer group consisted of Handleman Company, Trans World Entertainment Corporation, Navarre Corporation and Lions Gate Entertainment Corp. The graph assumes an initial investment in us of $100 on March 31, 2002, in the NASDAQ U.S. Market Index, and in the peer group. The graph also assumes reinvestment of dividends, if any. The stockholder return shown on the graph below should not be considered indicative of future stockholder returns, and we will not make or endorse any predictions of future stockholder returns.

Image Entertainment, Inc.	31

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN*
AMONG IMAGE ENTERTAINMENT, INC., THE NASDAQ U.S. MARKET INDEX,
OUR NEW PEER GROUP AND OUR OLD PEER GROUP

* $100 invested on 3/31/02 in stock or index-including reinvestment of dividends. Fiscal year ending March 31.

	3/02	3/03	3/04	3/05	3/06	3/07
Image Entertainment, Inc.	100.00	87.49	122.34	202.78	137.16	155.33
NASDAQ U.S. Market Index	100.00	71.19	108.56	109.31	129.50	136.19
New Peer Group	100.00	79.59	189.89	253.27	176.68	189.76
Old Peer Group	100.00	80.23	191.08	257.03	177.60	185.73

32	Image Entertainment, Inc.

ITEM 6.      SELECTED FINANCIAL DATA

        The selected financial data presented below was derived from our consolidated financial statements and should be read in conjunction with the financial statements, the notes thereto and the other financial information included therein, all of which is contained in complete form in “Item 8. Financial Statements and Supplementary Data.”

	Years Ended March 31,
(In thousands, except per share data)	2007	2006	2005		2004	2003
Statement of Operations Data:
Net revenues	$99,751	$111,902	$118,383		$84,840	$86,929
Operating costs and expenses	109,885 [1]	111,378 [2]	112,380	[3]	85,106	82,924 [6]
Earnings (loss) from operations	(10,134)	524	6,003		(266)	4,005
Interest expense, net	2,434	707	665		818	1,359
Other expense (income)	--	(3)	49		(213)	698
Earnings (loss) from continuing operations before income
taxes	(12,568)	(180)	5,289		(871)	1,948
Income tax expense	43	27	162	[4]	6,244 [5]	1,306 [7]
Earnings (loss) from continuing operations	(12,611)	(207)	5,127		(7,115)	642
Loss from discontinued operations	(12,611)	--	--		2,441	1,096
Earnings (loss) before cumulative effect of accounting change	(12,611)	(207)	5,127		(9,556)	(454)
Cumulative effect of accounting change	--	--	--		--	(3,766)
Net earnings (loss)	$(12,592)	$(207)	$5,127		$(9,556)	$(4,220)
Earnings (loss) per share:
Continuing operations
Basic	$(.59)	$(.01)	$.27		$(.39)	$.04
Diluted	$(.59)	$(.01)	$.26		$(.39)	$.04
Discontinued operations
Basic and diluted	$--	$--	$--		$(.13)	$(.07)
Earnings (loss) before cumulative
effect of accounting change
Basic	$(.59)	$(.01)	$.27		$(.52)	$(.03)
Diluted	$(.59)	$(.01)	$.26		$(.52)	$(.03)
Cumulative effect of accounting
change	$--	$--	$--		$--	$(.22)
Net earnings (loss) per share:
Basic	$(.59)	$(.01)	$.27		$(.52)	$(.25)
Diluted	$(.59)	$(.01)	$.26		$(.52)	$(.25)
Weighted average shares outstanding
Basic	21,482	21,273	19,100		18,250	16,812
Diluted	21,482	21,273	19,912		18,250	17,002

[1]	Includes a $2.2 million write-off of assets relating to our distribution agreement with Source Entertainment, Inc. which filed for bankruptcy protection in May 2007. Also includes $1.4 million in legal, investment banking and other expenses associated with negotiating the BTP merger agreement. Also includes $634,000 in fees and expenses associated with the Lion’s Gate proxy contest and special committee of our Board. Also includes $488,000 in severance and UK office closure costs associated with a November 2006 cost reduction plan. Also includes a net $432,000 charge associated with the Chapter 11 filing MTS (Tower Records).
[2]	Includes a $1,566,000 charge associated with the Chapter 11 filing of Musicland Holding Corp. and a $248,000 impairment charge associated with software not utilized. Also includes a $562,000 credit to cost of sales from the reversal of an over accrual for music publishing liabilities associated with a DVD series.
[3]	Includes a $499,000 non-recurring noncash credit related to the discontinuation of our international distribution of DVDs through subdistributors.
[4]	Income tax expense reflects the use of net operating losses against taxable income.
[5]	Income tax expense reflects establishing a valuation allowance against 100% of net deferred tax assets.
[6]	Includes the reduction to gross margin of $480,000 for estimated subdistributor returns and inventory write downs as a result of our transition from direct European distribution to European sublicense.

Image Entertainment, Inc.	33

[7]	Includes a provision for a valuation allowance against deferred tax assets of $551,000 relating primarily to foreign tax credits.

	March 31,
(In thousands)	2007	2006	2005	2004	2003
Balance Sheet Data:
Total assets	$90,696	$87,675	$75,186	$64,132	$74,251
Long-term debt and capital leases, excluding current portion	22,151	--	--	1,333	3,172
Net stockholders’ equity	29,580	41,643	41,833	22,335	31,665

34	Image Entertainment, Inc.

ITEM 7.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis should be read together with our disclaimer on “Forward-Looking Statements,” “Item 1. Business,” “Item 1A. Risk Factors,” “Item 6. Selected Financial Data” and the consolidated financial statements, the related notes thereto and other financial information contained elsewhere in this Annual Report.

Overview

        Revenue Sources. Our primary source of revenues continues to be derived from the acquisition and distribution of exclusive DVD content in North America, which accounted for approximately 93% of our overall net sales in fiscal 2007. A complementary source of revenues in fiscal 2007 was derived from the distribution of CD content in North America, which accounted for over 4% of our fiscal 2007 net revenues.

        Internationally, we primarily receive royalty income from sublicenses with Sony BMG, Warner Music and Digital Site for the distribution of our exclusive DVD content.

        Revenues from digital distribution of our exclusive content rights are beginning to grow. Net revenues generated by Egami totaled $1,214,000 in fiscal 2007, up 582% from $178,000 in fiscal 2006, Egami’s first full year of operation.

        Cost Structure. Our most significant costs and cash expenditures relate to acquiring content for exclusive distribution and, more recently, the funding of content production or co-production for exclusive distribution, and expenses related to the Lions Gate lawsuit, the proxy contest and our proposed merger with BTP. Additionally, the costs of consumer advertising, product promotion and market development funds provided to our retail customers continue to increase. Other significant costs include DVD and CD manufacturing, employee compensation and freight expense.

        Acquisition of Exclusive Rights. We intend to maintain our content rights acquisition focus on genres that have been successful in the past, even while seeking out early trend opportunities in advance of mainstream acceptance in an effort to keep acquisition costs lower by bringing titles to market before spikes in demand drive up acquisition costs, especially in growing genres such as urban and Latin where we possess significant expertise. We obtain our content from a variety of sources, including, but not limited to, content rights holders, producers, business management firms, law firms, talent agencies, independent film studios and record labels, the artists themselves and content finders.

Fiscal 2007 Highlights:

•	Net revenues decreased 10.9% to $99,751,000, compared to $111,902,000 in fiscal 2006.

°	Digital distribution revenues grew to $1,214,000, compared to $178,000.
°	We experienced a lack of break-out titles in fiscal 2007, compared to the BBC’s television production of The Chronicles of Narnia in fiscal 2006.

•	Gross profit margins decreased 7% to 17.8%, compared to 24.8% for fiscal 2006.

°	The gross profit margins above are inclusive of the $2.2 million write-off of assets relating to our distribution agreement with Source Entertainment, Inc., which filed for bankruptcy protection in May 2007. The Source asset impairment write-down negatively impacted gross profit margins by 2.2%.

•	Selling expenses increased to 10.5% of net revenues, up from 9.6% of net revenues for fiscal 2006.

°	These expenses include $225,000 in employee termination costs in accordance with management’s November 2006 cost reduction plan.

Image Entertainment, Inc.	35

•	General and administrative expenses were $17,407,000 in absolute dollars for fiscal 2007, as compared to $16,460,000 for fiscal 2006. Significant comparative differences in the expenses in fiscal 2007 versus 2006 are as follows:

°	$1.4 million in legal and investment banking expense associated with negotiating the BTP merger agreement in fiscal 2007.
°	$634,000 in expenses and fees associated with the process of evaluating strategic alternatives, including our potential sale, and the Lions Gate contested proxy vote in fiscal 2007 compared to $247,000 in fiscal 2006.
°	$432,000 net charge as a result of retail customer Tower Records’ bankruptcy filing in fiscal 2007 compared to a $1.6 million net charge as a result of retail customer Musicland Stores’ bankruptcy filing in fiscal 2006.
°	$263,000 in employee termination and UK office closure costs in accordance with management’s November 2006 cost reduction plan.
°	$90,000 in fees associated with investment banker analysis of the Relativity Media agreement.
°	$248,000 asset impairment write-down in fiscal 2006 relating to abandoned software.

•	Non-cash interest expense totaled $1,071,000 associated with our manufacturing advance and convertible debt and warrant issues. See “Disc Replication Agreement and Related Advance” and “Private Placement of Senior Convertible Note and Warrant” below.

•	Net loss was $12,611,000, or $.59 per diluted share, compared to net loss of $207,000, or $.01 per diluted share for fiscal 2006.

°	Net loss in fiscal 2007 includes:
•	$.10 per diluted share for the Source asset impairment write-down.
•	$.03 for legal and investment banking expenses associated with the special committee process and the Lion’s Gate proxy contest.
•	$.06 per diluted share for legal and investment banking expenses associated with the negotiation of the BTP merger agreement.
•	$.02 in severance and office closure costs associated with management’s November 2006 plan to reduce operating costs.
•	$.05 in non-cash interest costs associated with our manufacturing advance and convertible debt and warrant issues.
°	Net loss in fiscal 2006 includes a $.07 charge per diluted share as a result of the January 12, 2006, Chapter 11 bankruptcy filing by our customer Musicland Holding Corp.

•	Total liabilities increased to $61.1 million as compared to $46.0 million for fiscal 2006.

•	On June 30, 2006, we received an interest-free $10 million advance from Sonopress against future replication, to be repaid at $0.20 per disc manufactured plus a $0.042 administrative charge per disc manufactured until the advance is fully repaid.

•	On August 11, 2006, we entered into a 10-year exclusive distribution agreement with Relativity Media for the DVD and digital rights to a minimum of three Relativity Media motion pictures in calendar 2007 and a minimum of seven thereafter.

•	On August 20, 2006, our retail customer Tower Records filed for bankruptcy.

•	On August 30, 2006, in a private offering, we issued to Portside Growth and Opportunity Fund (“Portside”) a senior convertible note in the principal amount of $17 million and a related warrant to purchase 1,000,000 shares of our common stock, and on November 10, 2006, we entered into an Amendment and Exchange Agreement with Portside, which agreement modified certain terms in the transaction documents and provided for a replacement warrant to be issued in exchange for the warrant previously issued to Portside.

36	Image Entertainment, Inc.

•	On October 10, 2006, our stockholders elected our members of the Board, ending the proxy contest with Lions Gate.

•	On November 9, 2006, we put in place certain cost cutting initiatives, which are more fully described under “Update on Management’s Plan to Reduce Operating Costs” below.

•	On January 5, 2007, we sent a 120-day notice of termination to Wells Fargo to terminate our revolving line of credit facility, and on January 11, 2007, we further amended our credit facility to reduce the availability during the remaining term of the loan.

•	On March 15, 2007, we received a commitment letter from Wachovia to replace our existing revolving line of credit facility with Wells Fargo.

•	On March 29, 2007, we entered into a merger agreement with BTP, which was subsequently amended on June 27, 2007. The merger remains subject to stockholder approval.

•	On May 4, 2007, we entered into a three-year Loan and Security Agreement with Wachovia, which provides us with a revolving line of credit of up to $15 million based upon eligible receivables.

        The highlights above are intended to identify some of our more significant events and transactions during our fiscal year 2007, and recent events which occurred after the fiscal year end. However, these highlights are not intended to be a full discussion of our results for the year.  These highlights should be read in conjunction with the following discussion of “Results of Operations” and “Liquidity and Capital Resources” and with our consolidated financial statements and footnotes accompanying this Annual Report.

        We will continue seeking the highest-quality programming available to independents such as ourselves to market and distribute in many genres. The following list identifies some of our higher-profile titles released in fiscal 2007, as well as some projected higher-profile titles scheduled for release in fiscal 2008:

See following page

Image Entertainment, Inc.	37

Titles Released in Fiscal Year 2007	Features/Other:
DVD Titles	Bullet Boy
Men Cry in the Dark
Comedy:	Evil Aliens (ContentFilm)
Wilderness Survival for Girls (ContentFilm)
Jeff Dunham: Arguing with Myself	The Hunt (Graymark)
Katt Williams: Live	Patlabor: The Movie 1 & 2 (Anime)
Wanda Sykes: Sick and Tired	Her Majesty
Jamie Kennedy: Unwashed: The Stand-Up Special	Goodnight, Joseph Parker
The Pee-wee Herman Show: Live at the Roxy Theatre	Rising Son: The Legend of Skateboarder Christian Hosoi (QD3 Collection)
The Complete Kathy and Mo Show
Bob & Tom Radio: The Comedy Tour	Criterion Branded:
TV:	Seven Samurai / Reissue
Mr. Arkadin: The Complete (Orson Welles)
Discovery Channel’s Deadliest Catch: Season 1	Essential Arthouse: 50 Years of Janus Films
Elvis Presley: The Ed Sullivan Shows	YoJimbo/Sanjuro: 2 Films by Kurosawa
Twilight Zone: Complete Definitive Collection	Double Life of Veronique
Tommy Lee Goes to College	Grey Gardens 2-Disc Edition
Combat!: “Best of” Series	Brazil / Reissue
Fists in the Pocket
Music-Related:	Eric Rohmer’s Six Moral Tales
Pandora’s Box
Chuck Berry: Hail! Hail! Rock ’n’ Roll	Monsters & Madmen
R. Kelly Live!: The Light It Up Tour	Dazed and Confused
Korn: Live on the Other Side	Harlan County USA
Yanni: Live! The Concert Event	Kicking and Screaming
Megadeth: That One Night Live
Bastards of Young	CD Titles
Austin City Limits Music Festival 2005
Yes: 9012 Live	Yanni: Live from Las Vegas
Four Tops: 50th Anniversary Concert	Tamia: Between Friends
Who the Hell is Pete Doherty?	KRS One: Life
Grey Gardens: Original Cast Recording
Urban:	Phil Lesh and Friends: Live at the Warfield
Billboard Latin Music Awards
Russell Simmons Presents: Hip Hop Laws of Success	Austin City Limits Music Festival 2005
One Love 3: Pure Heat	Gigantour
Just For Kicks.	Englebert Humperdinck: Totally Amazing
Black and Blue: Legends Of The Hip-Hop Cop (QD3 Collection)	John Popper
Art of 16 Bars (QD3 Collection)	Jamie Kennedy: Unwashed: The Stand-Up Special
Beef Box Set (QD3 Collection)	Billy Gilman
Live at Billy Bob’s Texas: Multiple Titles

38	Image Entertainment, Inc.

Projected Titles for Fiscal Year 2008
DVD Titles
Features/Other:
Comedy:
Bug’s (Created for IMAX Theatres)
Jeff Dunham: Spark of Insanity	Darwin’s Nightmare (HVE)
Joe Rogan Live	David and Lisa (HVE)
The Axis of Evil Comedy Tour	Zatoichi: The Blind Swordsman Vol. 1-4 (HVE)
Comedians of Comedy	Hunchback of Notre Dame: The Ultimate Edition (Silent Lon Chaney Classic)
Steven Wright: When the Leaves Blow Away	Shaolin Family Soccer (Foreign)
Daniel Tosh: Completely Serious	51 Birch Street
Gabriel Iglesias: Hot & Fluffy	Cabinet of Dr. Caligari (2005)
Mike Marino: New Jersey’s Bad Boy of Comedy	Nailed (Horror)
Bob & Tom Comedy All Stars Tour	Surveillance (Graymark)
Tommy Tiernan: Something Mental	Splinter (Dark Horse)
Doug Stanhope: No Refunds	Soul’s Midnight (Graymark)
Bill Burr	Caligula: Imperial Edition
Kevin Hart	Driftwood (Dark Horse)
TV (Discovery Channel):	Criterion Branded:
Survivorman	The Last Emperor
Shark Week: 20th Anniversary Collection	Stranger Than Paradise
Dirty Jobs Collections 1 & 2	Sansho the Bailiff
Man vs. Wild	The Third Man
Mythbusters: Collection 2	Ace in the Hole
Deadliest Catch: Seasons 2 & 3	La Jetee: Sans Soleil
Passport to Europe with Samantha Brown: Multiple Titles	House of Games
Army of Shadows
Music-Related:	Robinson Crusoe on Mars
Dinosaur Jr.: Live in the Middle East	CD Titles
Sammy Hagar: Live in St. Louis
Beatles’ Biggest Secrets	Megadeth: That One Night: Live in Buenos Aires
Moody Blues: Classic Artists	Tamia’s Christmas
Yes: Classic Artists	Mint Condition (Second Studio Album)
Gigantour 2	Willie Nelson: Live at Billy Bob’s Texas: Limited Edition CD/DVD
Dionne Warwick Live	Gigantour 2
Junior Wells: Blues Legends	The Source Presents Hip Hop Hits Volume 11
Urban:
The Notorious B.I.G.: Bigger Than Life
Beef 4 (QD3 Collection)
Holla at Me
Lord Help Us
Ganked
Bling
Death Toll (DMX)

Update on Management’s Plan to Reduce Operating Costs

        In an effort to reduce operating costs and achieve profitability, management embarked on several initiatives that are expected to reduce annual expenses by approximately $3.8 million.

•	On November 9, 2006, we laid off 27 employees spread throughout various departments. Along with an additional six employees who recently left us through attrition and were not replaced, our overall personnel headcount was reduced by 33, resulting in an approximately 16% reduction in our U.S.-based workforce. Annual expense savings from this reduction in force, including salary and benefits, total an estimated $2.2 million. The expense savings will be reflected primarily in selling and general and administrative expenses and amortization of non-recoupable production costs (cost of sales) on a go-forward basis.

Image Entertainment, Inc.	39

•	We laid off both of our two UK employees and closed our Image UK content acquisitions office in November 2006, saving annual expenses of approximately $400,000. Of the $400,000 in savings, $235,000 is compensation related and is not included in the $2.2 million in annual expense savings from reduced headcount discussed above. The expense savings will be reflected in general and administrative expenses on a go-forward basis. The UK office was used primarily as a focal point for the acquisition of programming outside of North America. We believe that a realignment of our acquisition strategy allowed us to close this satellite office without any material negative effect on our overall acquisition efforts. We are continuing to use one of the employees as a consultant tasked with the acquisition of programming outside of North America.

•	We made changes in our freight policy and reduced distribution facility expenses, such as temporary labor, employee overtime, utilities and cost of supplies. We expect an immediate annual expense savings from these initiatives of approximately $500,000. The expense savings will be reflected in cost of sales on a go-forward basis.

•	We successfully implemented our vendor management inventory (VMI) system, which affords us approximately $200,000 in annual savings based upon overall reduced freight costs.

•	We appointed Sonopress as our exclusive provider of warehousing and distribution services, which we expect to reduce our replication and distribution costs. See “Sonopress Fulfillment Services Agreement and Planned Closure of Las Vegas Facility” below.

•	We have reduced third-party professional services that will save us approximately $180,000 annually beginning January 1, 2007.

•	We have implemented our content rights management system and expect future comparative savings from outside consultants to be $300,000 annually beginning in our fourth quarter ended March 31, 2007.

        We recorded one-time charges for severance associated with the layoff of our employees and accrued for the remaining rent of our Image UK office totaling approximately $488,000 in our third quarter ended December 31, 2006. The one-time charges were reflected in selling expenses in the amount of approximately $225,000, and general and administrative expenses in the amount of approximately $263,000, in the statements of operations for fiscal 2007.

Disc Replication Agreement and Related Advance

        On June 30, 2006, we entered into a five-year disc replication agreement with Sonopress. Sonopress serves as the exclusive manufacturer of our DVDs. This will ultimately include the HD-DVD and Blu-ray Disc® high-definition formats as well. Sonopress is also the primary manufacturer of our CD requirements. On June 30, 2006, we received an interest-free $10 million advance against future DVD manufacturing from Sonopress, to be repaid at $0.20 per DVD manufactured, plus payment of a $0.04 administrative fee per DVD manufactured until the advance is fully repaid. See “Liquidity and Capital Resources” below.

Sonopress Fulfillment Services Agreement and Planned Closure of Las Vegas Facility

        In conjunction with our July 2006 strategy to transition replication services from Deluxe to Sonopress, we conducted a strategic analysis that assessed the potential benefits of also transferring all warehousing and distribution operations from our Las Vegas distribution center to a distribution facility located in Pleasant Prairie, Wisconsin (previously owned and operated by Deluxe) that Sonopress acquired on April 1, 2007. Our analysis showed expanded distribution capabilities and reduced operating expenses and freight costs. Moreover, the potential scalability of distribution services without corresponding capital expenditures was extremely attractive to us, especially as we seek to move into home video distribution of theatrical motion pictures.

        We expect to realize freight savings as a result of the move to Sonopress’ facility being centrally located in the Midwest, and because of the help from Sonopress’ well-developed transportation management services group. In addition, we anticipate that operating expenses will decrease as a result of the termination of approximately 45 full-time employees plus temporary labor in Las Vegas, the anticipated sublease of our Las Vegas facility, and the elimination of costs related thereto. Ultimately, the recently acquired yet historically tested Sonopress facility provides us with a strategic means to increase our distribution throughput, eliminate capital expenditure requirements and capitalize on cost savings.

40	Image Entertainment, Inc.

        One-time termination benefits totaling approximately $365,000 will be provided to current employees who are involuntarily terminated under the terms of this restructuring. These employees will be required to render service until a specific date in order to receive the termination benefits. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 146 “Accounting for Costs Associated with Exit or Disposal Activities,” a liability for the termination benefits shall be measured initially at the communication date, which was April 20, 2007, based on the fair value of the liability as of the termination date. The resulting liability will be recognized ratably over the future service period.

        We plan on using our warehouse assets as we to continue to store and distribute our products until the transfer of inventories to Sonopress is complete, now estimated to be by July 31, 2007. The decision to restructure our distribution operations by engaging Sonopress triggered an asset impairment as determined under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Much of our warehouse and distribution equipment will be abandoned before the end of its previously estimated useful life. In accordance with SFAS No. 146, depreciation and amortization estimates will be revised to reflect the use of the assets over their shortened useful lives. At March 31, 2007, the net book value of assets that we estimate will be abandoned after the cessation of warehousing and distribution activities in Nevada totaled approximately $620,000. We continue to classify these assets as a component of property, equipment and improvements and separately classify the accelerated depreciation expense as “Restructuring Expense” within continuing operating expenses. As this is not a discontinued operation, but rather a closing of a plant and related activities, the net book value will be amortized and depreciated down to its estimated salvage value.

        We notified our Las Vegas landlord of our intent to vacate the facility and sublease the space on March 29, 2007. Our landlord is open to various options, including potential termination of the lease, if an appropriate new tenant is found. We signed an exclusive representation agreement with IPG, a commercial real estate broker, for the potential sublease of the facility on or about May 11, 2007. Fees to the agent will be 5% of lease rentals or 4% if both sides of the sublease transaction are completed by IPG. We have been informed by Las Vegas-based real estate professionals that our lease is below current market rates, thus providing compelling sublease and/or lease exit options for us. Beginning at the end of May 2007, IPG began marketing the facility to prospective tenants under a sublease. It is currently anticipated that the facility will be available to a new tenant, assuming one is found, by October 2007. In accordance with SFAS No. 13 “Accounting for Leases,” we will recognize a liability at the date we cease using the facility at its fair value. As the lease is an operating lease, we will determine fair value based on the remaining lease payments reduced by actual or estimated sublease rentals. We estimate our cease-use date to be September 30, 2007.

Private Placement of Senior Convertible Note and Warrant

        On August 30, 2006, in a private offering, we issued to Portside a senior convertible note in the principal amount of $17,000,000 and a related warrant to purchase 1,000,000 shares of our common stock, and on November 10, 2006, we entered into an Amendment and Exchange Agreement with Portside, which agreement modified certain terms in the transaction documents and provided for a replacement warrant to be issued in exchange for the warrant previously issued to Portside. See “Liquidity and Capital Resources” below.

Exclusive Distribution Agreement with Relativity Media and Planned Issuance of Common Shares

        Distribution Agreement. On August 11, 2006, we entered into a 10-year distribution agreement with Relativity Media. The agreement calls for Relativity Media to provide us with the exclusive home video and digital distribution rights to motion pictures wholly financed through or otherwise under the control of Relativity Media, in exchange for which we will be solely responsible for all distribution services for the DVD home video and digital release of each film.

        Relativity Media is a financing, consulting and production company that utilizes both traditional and non-traditional channels in order to raise production and distribution funds, both for major studios and independent production entities. To date, Relativity Media has structured and consummated more that $4 billion in production slate financings. It most recently provided financing for:

Image Entertainment, Inc.	41

•	Smokin’ Aces
•	Catch and Release
•	Talladega Nights: The Ballad of Ricky Bobby
•	RV
•	The Fast and Furious: Tokyo Drift
•	Monster House

        Based in part on the advice of our financial advisors and our expectations of the production budget size and type of talent associated with the titles that are to be delivered under the agreement, we project this North American home video and digital distribution output agreement will generate significant DVD and digital revenues over the next few years, assuming Relativity Media delivers titles to us per our contract.

        The agreement called for Relativity Media to provide us with the names of three titles within seven days after the execution of the agreement. Relativity Media has not yet delivered titles for us to release under the agreement. The first group of theatrical motion pictures to be released by us under the agreement was initially projected to be in the second half of calendar 2007, or during our fiscal 2008. This timing is dependent upon Relativity securing titles for us in the near term.

        The agreement calls for us to exclusively distribute all home video and digital video formats for motion pictures controlled by Relativity Media that are not part of a finance package provided to a major studio or their affiliates, propelling us beyond our existing position as a leading supplier of independent DVD programming to become a significant provider of major motion pictures to the home entertainment industry. Per the agreement, Relativity Media is to deliver us a minimum of three titles in calendar 2007, and a minimum of seven titles each year thereafter. Each title distributed throughout the ten-year output term will carry a ten-year exclusive distribution term from the date of release. We will oversee post production–specifically authoring and compression and development of ancillary materials–creative design, replication, marketing and advertising, sales, distribution and collections for each picture.

        On August 16, 2006, in connection with the Relativity Media agreement, we issued a warrant to a third-party exclusive rights finder. The term of the warrant was 4.37 years and had a strike price of $3.81, the closing price of our common stock on the date of grant. The fair value of the warrant was $194,000, using the Black-Scholes valuation model. The warrant has been converted via cashless exercise into 11,230 shares of our common stock as of June 12, 2007. We capitalized the fair value of the warrant as a component of other assets with a corresponding credit to additional paid in capital. We will amortize the asset to cost of sales over the related revenues generated from the Relativity Media titles.

        Stock Purchase Agreement. As a material inducement to enter into the distribution agreement, we agreed to issue Relativity Media 3,400,000 shares of our common stock, which are registered on a registration statement on Form S-3. In order to secure Relativity Media’s performance under our agreement, we have been granted a security interest in the shares pursuant to a security agreement, the shares have been pledged to us pursuant to a stock pledge agreement, and a restrictive legend will be placed on the stock certificates representing the shares restricting their transfer until designated title delivery, box office performance, financial and/or payment requirements are met. To date, Relativity Media has not provided us with the first titles to be released under the agreement and to date, we have not physically issued the shares to Relativity Media.

Liquidity and Capital Resources

        Our working capital has historically been generated from the following sources:

•	operating cash flows
•	availability under our revolving line of credit
•	private placement of debt and equity instruments
•	advances from our disc manufacturer

42	Image Entertainment, Inc.

        Sony BMG Recoupment of Royalty Advance for International Sublicense Rights. We received a $3.0 million initial royalty advance under the Sony BMG agreement in March 2003, fully recoupable from revenues generated by Sony BMG against quarterly royalties due to us under the agreement. Based upon actual quarterly sales of our programming in the territories, Sony BMG recoups quarterly royalties from the $3.0 million previously advanced. Sony BMG had provided additional quarterly royalty advances such that for the first three years of the agreement term through December 31, 2005, the advance outstanding to us at any given time was maintained at $3.0 million.

        During fiscal 2007 and according to our agreement, Sony BMG reduced, through recoupment, the outstanding royalty advance without making additional quarterly royalty advances. Once the entire royalty advance is recouped, Sony BMG will continue to pay quarterly royalties based on revenues generated. We must repay any outstanding unrecouped royalty advance within 30 days following the final Sony BMG reporting at the end of Sony BMG’s term and sell-off period. At March 31, 2007, approximately $800,000 of the last $3 million advance is classified as a component of deferred revenue in the accompanying balance sheet.

        Subsequent Event – New Revolving Credit and Term Loan Facility. On May 4, 2007, we entered into a three-year Loan and Security Agreement with Wachovia, which provides us with a revolving line of credit up to $15 million, with an accordion feature to increase the line to $20 million at our option, subject to the terms and conditions of the agreement. Actual borrowing availability is based on eligible trade accounts receivable levels. The Wachovia revolving credit facility replaces the existing facility with Wells Fargo.

        Borrowings bear interest at either the Prime Rate plus up to 0.25% or, at our option, LIBOR plus up to 2.25%, subject to minimum borrowing levels. The level of interest rate margin to Prime or LIBOR is dependent upon our future financial performance as measured by EBITDA, earnings before interest, taxes, depreciation and amortization, as defined in the agreement. The targets under the agreement exempt certain expenses, including costs incurred in our corporate sale process.

        The Wachovia agreement is subject to early termination fees, based upon the initial maximum facility amount of $15 million, of 1% if terminated within the first year of the term and 0.75% if terminated thereafter through the end of the three-year term. The agreement also imposes restrictions on such items as encumbrances and liens, payment of dividends, other indebtedness, stock repurchases and capital expenditures and requires us to comply with minimum financial and operating covenants. Any outstanding borrowings are secured by our assets.

        At March 31, 2007, we had cash of $2,341,000 and borrowing availability of $5.0 million under our revolving credit facility with our then-lender Wells Fargo. Comparatively, at March 31, 2006, we had cash of $1,079,000 and borrowing availability of $6.6 million and $1 million, respectively, under our revolving credit and term loan facilities with Wells Fargo. At March 31, 2007, we had no borrowings under the revolving credit facility with Wells Fargo.

        Other Sources and Uses of Working Capital for Fiscal 2007. The following factors contributed to the use of $11.3 million in operating cash and $1.6 million in investing cash during fiscal 2007:

•	Our pretax loss from operations was $12.6 million for fiscal 2007.
°	Includes the write-off of $2.2 million in assets associated with our distribution agreement with Source Entertainment as a result of their bankruptcy filing.
°	Includes legal, investment banking and other expenses of $1.4 million associated with the negotiation of the BTP merger agreement.
°	Includes $634,000 in expenses associated with the Lions Gate proxy contest and special committee of our Board, as well as the ongoing process of evaluating strategic alternatives, including our potential sale.
•	We funded feature film production of $2.9 million.
•	We had a $3.9 million increase in trade payables and accrued liabilities offset in part by our paid down of accrued royalties, distribution fees and music publishing fees by $3.4 million.
•	Approximately $1.5 million in royalties previously advanced to us and classified as deferred revenues were recouped by Sony BMG during fiscal 2007.
°	Beginning with our fourth quarter ended March 31, 2006, and in accordance with our agreement, Sony BMG has been recouping their initial $3 million royalty advance to us and not providing us with replacement advances as they had done prior to the quarter ended March 31, 2006. Through March 31, 2007, Sony BMG has recouped $2.2 million, instead of re-advancing us this amount.

Image Entertainment, Inc.	43

•	We incurred $1.6 million in capital expenditures in our continuing effort to improve our information technology and distribution system infrastructure.
•	Adding to the uses of cash above, our gross trade accounts receivables (gross of reserves for sales returns and allowances, and doubtful accounts) increased to $28.3 million at March 31, 2007, compared to $26.3 million at March 31, 2006, as a result of timing of sales within the March quarter.

        We financed these expenditures through operating cash flows, our revolving line of credit, borrowings from our new disc manufacturer Sonopress and a private placement of debt. While we had no current outstanding borrowings under our revolving line of credit with Wells Fargo (since replaced by our new Wachovia line), our long-term outstanding borrowings from the private placement and the manufacturing advance from Sonopress totaled $26.9 million (of which $1.2 million in related fees were deducted from the proceeds of the private placement). The $26.9 million outstanding, of which $17 million may incrementally become due beginning in February 2009 and $10 million of which is incrementally due as discs are manufactured (we estimate $2.3 million will be due in the next 12 months) represents an increase of approximately $28.3 million from the $11.5 million borrowed and classified as a current liability at March 31, 2006.

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

        Contractual Obligations and Commercial Commitments. The following table summarizes our contractual obligations at March 31, 2007, and the effects such obligations are expected to have on liquidity and cash flow in future periods:

(in thousands)	Payments due by period
Contractual obligations:	2008	2009	2010	2011	2012	Thereafter	Total
Operating lease obligations	$1,656	$1,658	$1,701	$1,745	$1,740	$2,914	$11,414
Capital lease obligations	74	75	83	45	--	--	277
Long-term debt obligations	2,300	6,300	10,300	5,804	1,837	--	26,541
Interest-convertible debt
obligations	1,339	1,313	813	210	33	--	3,708
Licensing and exclusive
distribution obligations	4,804	2,178	--	--	--	--	6,982
Employment obligations	2,469	1,293	--	--	--	--	3,762

Total	$12,642	$12,817	$12,897	$7,804	$3,610	$2,914	$52,684

        Advances and guarantees included in the table above, under “Licensing and exclusive distribution agreements,” are prepaid and thus recoupable against future royalties, distribution fees and profit participations earned by our exclusive program suppliers in connection with revenues generated by those rights. As we have historically, we expect to fund these commitments through recoupment of existing advances, our existing bank line of credit, and other working capital.

        We do not expect our obligations for property and equipment expenditures, including information technology related expenditures, to exceed $2.5 million per year.

        Vendor Managed Inventory. Under the VMI system, product suppliers are responsible for monitoring, stocking, and fulfilling directly to individual retail stores and outlets. Larger retailers, who have been transacting business via VMI with the major studios for years, are starting to require smaller independents (i.e. product suppliers other than major studios, music labels and “mini-majors”) to adopt this method of inventory management. See “Change in Buying Patterns – Best Buy Vendor Managed Inventory (VMI) Program” above.

        Our VMI systems provide timely and accurate sales and inventory data and allow us to maintain proper stocking levels at retail. In our largest consortium-based VMI engagement, with Best Buy, we have seen reduced returns and increased inventory turns. With respect to long-term benefits, we expect the implementation of VMI relationships with retail customers to:

44	Image Entertainment, Inc.

•	sell more units and reduce returned items by better matching inventory to real-time demand
•	reduce potential overproduction and excess inventory quantities by more accurately forecasting orders
•	reduce processing and warehousing fees by maintaining a leaner supply chain
•	increase our importance as a direct supplier of participating retail partners

         Source Entertainment, Inc. Chapter 11 Bankruptcy Filing and Related Asset Impairment. We have written down the net book value of assets related to our distribution agreement with Source Entertainment at March 31, 2007, as facts and circumstances lead us to conclude that recoverability of the net book value is in now in doubt.

        We have paid and accrued approximately $1.6 million for mechanical licensing fees for audio programs that we now believe have not been paid by Source as contractually required. In previous reported periods we also recorded a corresponding recoupable music publishing advance for these anticipated music publishing payments, which we were to recoup according to a February 8, 2006 settlement agreement with Source. This agreement granted us the exclusive right to distribute as many additional Source-branded titles as necessary to fully recoup any outstanding unpaid mechanical licensing and other unrecouped costs. Under the settlement agreement, we would have continued to receive our standard distribution fee on all units sold. The agreement also gave us the right but not the obligation to discharge any unpaid music publishing fees required. As we were in control of future Source-branded programming and could cross-promote our CD compilation releases within Source’s periodic magazine, we believed we could recover all of the distribution and music publishing advances through profit participations from future titles and future sales of previously released titles from Source-branded programming.

        The Source affiliate with whom we have the settlement agreement filed for Chapter 11 bankruptcy in May 2007. While we will continue to seek to operate under the terms of the settlement agreement, we will attempt to perfect this agreement within the bankruptcy courts. In January 2006, we purchased all of Source’s rights in the Source Programs at a UCC sale. Through this foreclosure sale, we purchased Source’s entire right, title and interest in the already released The Source Presents Hip Hop Hits Volumes 8, 9 and 10 and the yet to be produced future titles The Source Presents Hip Hop Hits Volume 11, 5 Mics, 25th Anniversary and 30th Anniversary CDs (four titles yet to be released).  Given the uncertainty associated with the Source’s bankruptcy, we believe that the net book value of our Source-related assets is now impaired. Accordingly, we have written down the unamortized assets related to our expectation of future profits associated with the release of the four titles we purchased in the foreclosure sale. Accordingly, we recorded a write-down of $2.2 million in the fourth quarter of fiscal 2007. The expense is included in cost of sales in the accompanying statement of operations for fiscal 2007.

        Long-Term Debt. Long-term debt at March 31, 2007 and 2006 consisted of the following:

(In thousands)	2007	2006
Subordinated senior convertible note, net of $1,570 discount	$15,430	$--
Subordinated manufacturing advance obligation, net of $1,411 discount	8,130	--

	23,560	--

Less current portion of long-term debt, net of $588 discount	1,612	--

Long-term debt less current portion and debt discounts	$21,948	$--

        Debt Instruments and Related Covenants. Our loan agreement with Wachovia requires us to comply with minimum financial and operating covenants. We were not required to be in compliance with the covenant establishing a minimum EBITDA, as defined by Wachovia, as of March 31, 2007. We were in compliance with all financial and operating covenants at March 31, 2007, and expect to be in compliance with all covenants for the foreseeable future.

        Off-Balance Sheet Arrangements. We currently do not have any off-balance sheet arrangements.

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

Image Entertainment, Inc.	45

        We consider our critical accounting policies to be those that involve significant uncertainties, require judgments or estimates that are more difficult for management to determine, or that may produce materially different results when using different assumptions. We consider the following accounting policies to be critical:

        Revenue Recognition. We recognize revenue upon meeting the recognition requirements of American Institute of Certified Public Accountants Statement of Position (“SOP”) 00-2, “Accounting by Producers or Distributors of Films” and Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition.” Revenues from home video distribution are recognized net of an allowance for estimated returns, as well as related costs, in the period in which the product is available for sale by our customers (at the point that title and risk of loss transfer to the customer, which is generally upon receipt by the customer, and in the case of new releases, after “street date” restrictions lapse). We recognize revenues from domestic and international broadcast licensing and home video sublicensing, as well as associated costs, when the titles are available to the licensee and other recognition requirements of SOP 00-2 are met. We defer fees received in advance of availability, usually in the case of advances received from Sony BMG, Digital Site, Warner Music Group and other international home video sublicensees, and for broadcast, until other revenue recognition requirements have been satisfied. Provisions for uncollectible accounts receivable are provided at the time of sale. As of March 31, 2007, deferred revenue totaled $5,039,000, down from $5,751,000, at March 31, 2006.

        Royalty and Distribution Fees. For each reporting period, we estimate the ultimate total revenues to be received throughout a title’s exclusive license or distribution period from exploitation of that title in multiple home entertainment formats. While we charge royalty and distribution fee advances to operations as related revenues are earned, estimates of ultimate revenues are important in determining whether we should record additional royalty and distribution fee expense as cost of sales in any given reporting period. We amortize royalty and distribution fee advances to expense in the same ratio that the current period revenues for a title or group of titles bear to the estimated remaining unrecognized ultimate revenues for that title. Additionally, in circumstances required by SOP 00-2, we recognize additional amortization to the extent that capitalized advance royalty and distribution fees exceed their estimated fair value in the period when estimated.

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

        Inventory Valuation. For each reporting period, we evaluate our ending inventories for excess quantities and obsolescence. This evaluation includes analysis of historical sales levels by title, format and genre, and projections of future demand. In addition, we write down inventories that are considered obsolete or overstocked. Remaining inventory balances are adjusted to approximate the lower-of-cost or market value, and result in a new basis in such inventory until sold. If future demand or market conditions are less favorable than our projections, additional inventory write downs may be required, and would be reflected in cost of sales in the period the revision is made. Future demand will be dependent upon the continued retail customer acceptance of our content, future demand by end-user consumer, advertising, promotions and price reductions, market conditions (either favorable or unfavorable) and future warehouse storage limitations. Should projections of future inventory demand be overstated, the value of inventory would be overstated and current cost of sales understated, with future cost of sales overstated. Conversely, should projections of future demand be understated, the value of inventory would be understated and the current cost of sales overstated, with future cost of sales understated.

46	Image Entertainment, Inc.

        Allowance for Sales Returns and Doubtful Accounts Receivable. For each reporting period, we evaluate product sales and accounts receivable to estimate their effect on revenues due to product returns, sales allowances and other credits given and delinquent accounts. Our estimates of product sales that will be returned and the amount of receivables that will ultimately be collected require the exercise of judgment and affect reported revenues and net earnings. In determining the estimate of product sales that will be returned, we analyze historical returns (quantity of returns and time to receive returned product), historical pricing and other credit memo data, current economic trends, and changes in customer demand and acceptance of our products, including reorder activity. Based on this information, we reserve a percentage of each dollar of product sales where the customer has the right to return such product and receive a credit memo. Actual returns could be different from our estimates and current provisions for sales returns and allowances, resulting in future charges to earnings. Estimates of future sales returns and other credits are subject to substantial uncertainty. Factors affecting actual returns include retailer financial difficulties, the perception of comparatively poor retail performance in one or several retailer locations, limited retail shelf space at various times of the year, inadequate advertising or promotions, retail prices being too high for the perceived quality of the content or other comparable content, the near term release of similar titles, and poor responses to package designs. Underestimation of product sales returns and other credits would result in an overstatement of current revenues and lower revenues in future periods. Conversely, overestimation of product sales returns would result in an understatement of current revenues and higher revenues in future periods.

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

        Valuation of Deferred Income Taxes. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We must assess the likelihood that our deferred tax assets will be recovered from future taxable income, and to the extent that it is more likely than not that such deferred tax assets will not be realized, we must establish a valuation allowance. The establishment, or increase, of a valuation allowance increases income tax expense for such year. We have a valuation allowance against 100% of our net deferred tax assets, which are composed primarily of net operating loss (“NOL”) carryforwards. Even though we have fully reserved these net deferred tax assets for book purposes, we would still be able to utilize them to reduce future income taxes payable should we have future earnings. To the extent such deferred tax assets relate to NOL carryforwards, the ability to use such NOLs against future earnings will be subject to applicable carryforward periods. As of March 31, 2007, we had NOL carryforwards for Federal and state tax purposes of $16,653,000 and $4,837,000, respectively, which are available to offset taxable income through 2027 and 2017, respectively.

Image Entertainment, Inc.	47

Results of Operations

Net Revenues

        Approximately 94% of consolidated net revenues were generated from our worldwide sale of DVDs during fiscal 2007, compared to 90% and 89% in fiscal 2006 and 2005, respectively. CDs contributed approximately 4% of consolidated net revenues for fiscal 2007, compared to 8% and 10% of fiscal 2006 and 2005, respectively. The following table presents consolidated net revenues by reportable business segment for the fiscal years ended March 31:

	2007	2006	% Change	2006	2005	% Change
	(in thousands)			(in thousands)
Net revenues:
Domestic	$96,656	$108,667	(11.1)%	$108,667	$113,219	(4.0)%
International	3,095	3,235	(4.3)	3,235	5,164	(37.4)

Consolidated	$99,751	$111,902	(10.9)%	$111,902	$118,383	(5.5)%

Fiscal 2007 Compared to 2006 and 2005

        Domestic Revenues. During fiscal 2007, our DVD and CD new release schedules did not perform as well as expected and were not as strong as fiscal 2006 and 2005. Our catalogue revenues were also lower, most likely the result of the factors discussed below. Our top ten new release DVD and CD titles for fiscal 2007, 2006 and 2005 together generated net revenues of $16.5 million, $18.8 million and $33.2 million, respectively. New releases totaled $59.2 million, $61.1 million and $76.8 million for fiscal 2007, 2006 and 2005, respectively.

        We had a great deal of success during the fiscal 2006 holiday selling season third quarter, with such higher-priced boxed sets as the BBC production of The Chronicles of Narnia (containing The Lion The Witch And The Wardrobe, The Silver Chair and Prince Caspian and The Voyage Of The Dawn Treader), The Bill Jeff Larry and Ron Box Set (Featuring Bill Engvall, Jeff Foxworthy, Larry the Cable Guy and Ron White) and the Twilight Zone: Definitive Edition Seasons 4 and 5. We could not capitalize similarly on our fiscal 2007 holiday selling season third quarter due to a weaker performing release schedule.

        The DVD marketplace for independent DVD suppliers such as us has been negatively impacted by a maturing and slowing DVD sell-through market. Major motion picture studios are offering more of their catalogue programming to retail at reduced prices, taking up more precious shelf space from the independent suppliers. The larger retailers use discounted DVDs to drive consumer traffic to their stores which have weakened other stand-alone DVD and CD retailers. Retail shelf space is at a premium and with the January 2006 and August 2006 bankruptcy filings of Musicland and Tower (both significant customers of ours), the number of retail store fronts has decreased.

        Our customer Trans World Entertainment purchased approximately 400 of the approximately 800 Musicland stores, closed approximately 55 of those purchased and absorbed the inventories from all of the purchased stores, which included inventories originally purchased by Musicland from us. While our sales of product to Trans World have increased for fiscal 2007, as compared to fiscal 2006, they have not covered the revenues lost as a result of Musicland bankruptcy.

        Tower was purchased by a liquidator which liquidated the chain with going-out-of-business sales. Tower’s inventory, including inventories originally purchased by Tower from us, was deeply discounted to consumers during our third quarter of fiscal 2007.

        As retail store fronts shrink and shelf space becomes more constrained, we are seeing sales to our Internet retailers growing. Sales to Amazon, Infinity Resources (including Critics’ Choice Video and DeepDiscount.com), and NetFlix have increased for fiscal 2007, by 17.6%, 9.6% and 74.9%, respectively, as compared to fiscal 2006. Internet retailers offer virtual shelf space, which is of critical importance to an independent software supplier.

        Finally, we believe that the uncertainty of our future as an independent supplier of DVD programming has created retail buyer insecurity. As a result, we believe retailers have decreased their inventories of our programming and reduced new purchases of our programming since Lions Gate launched their proxy contest. In multiple face-to-face meetings with retail buyers, our sales force has been asked to comment on “what’s going on with Lions Gate” and has also been asked in various ways whether or not we would continue operating distinctly as Image Entertainment in any post-acquisition scenario. Retailers want assurances that they will be able to return unsold inventory, and we believe retail buyers do not like the uncertainty that accompanies the possibility of new ownership. In the absence of such assurances, retail outlets have reacted to this insecurity by limiting their inventory and purchasing of our programming — thus reducing their financial exposure — until they are reassured as to our future.

48	Image Entertainment, Inc.

        We anticipate that the high definition DVD market will ultimately help energize overall DVD sales, as well as generate revenues for us from our high definition assets. We have over 120 high-definition masters that can be released on either the HD-DVD or Blu-ray Disc® formats, and through the conversion process we also have access to many more titles in our catalog.

        Digital Distribution Revenues. Egami offers near- and medium-term opportunities. Increasing broadband Internet access and the consumer’s growing expectation that they will be able to consume entertainment content exactly the way they want, where they want, and how they want, will play an extremely important role in how quickly digital distribution grows. We believe the speed in which key industry players move to embrace the transition to digital distribution will most likely determine how quickly video on demand, digital download and streaming revenues grow. Our wholly-owned subsidiary Egami Media is growing its revenues as the digital video market continues to develop. Our digital distribution revenues for fiscal 2007 grew to $1,214,000, from $178,000 in fiscal 2006, Egami’s first full year of operations. We anticipate continued growth of both our digital library and digital revenues.

        International Revenues. Our internationally generated revenues have significantly decreased over the last several years due to lower royalty revenues reported by our international sublicensees. Because of language barriers and cultural differences, much of our successful new release programming — particularly urban and comedy titles — has not been released internationally or has not sold as well as in North America.

        We continue our efforts to acquire programming that sells well not only domestically, but also internationally. Music-related DVDs have done well internationally and we believe the urban music and documentary genres have revenue growth potential overseas.

        Broadcast sales were $970,000, $494,000, and $487,000 for fiscal 2007, 2006 and 2005, respectively. Fiscal 2007 benefited from higher revenues generated from HVE, comedy and music event titles.

Cost of Sales

        The following table presents consolidated cost of sales by reportable business segment and as a percentage of related-segment net revenues for the fiscal years ended March 31:

	2007	2006	2006	2005
	(in thousands)		(in thousands)
Cost of sales:
Domestic	$80,109	$81,748	$81,748	$84,827
International	1,913	2,420	2,420	3,608

Consolidated	$82,022	$84,168	$84,168	$88,435

			% Change			% Change
As a percentage of segment net revenues:
Domestic	82.9%	75.2%	7.7%	75.2%	74.9%	0.3%
International	61.8	74.8	(13.0)	74.8	69.9	4.9

Consolidated	82.2%	75.2%	7.0%	75.2%	74.7%	0.5%

        Domestic Gross Profit Margins. Gross margins for the domestic segment, as a percentage of segment net revenues, decreased to 17.8% for fiscal 2007, from 24.8% for fiscal 2006 and 25.3% for fiscal 2005. The $2.2 million write-down of assets related to our distribution agreement with Source Entertainment negatively impacted gross margins for the domestic segment, as a percentage of segment net revenues, by 2.3% for fiscal 2007. See “Liquidity and Capital Resources – Source Entertainment, Inc. Chapter 11 Bankruptcy Filing and Related Asset Impairment” above.

        Our gross margins are impacted by the sales mix of titles within the respective periods. Each of our exclusive agreements has differing terms. We have exclusive license agreements and exclusive distribution agreements. For license agreements, which typically generate higher gross margins, we pay a royalty based on sales, and for distribution agreements we generally retain a fee, recoup our costs and split back-end profits, if any. The average gross margin recognized is then reduced by expenses classified as cost of sales, such as the expenses generated by our distribution facility, amortization of non-recoupable production costs, freight out and market development funds contributed to our retailers to get placement for our product. When the average gross margin for a period is lower, these additional costs of sales items will further reduce the gross margins recognized.

Image Entertainment, Inc.	49

        Other items affecting our average gross margins include:

•	the strength of a title’s sales performance

•	the selling price of a title

•	the costs that we are responsible for, including disc manufacturing costs

•	third party net profit participations, specifically the royalty rates, distribution fees retained and profit splits inherent in the agreements

•	increased amortization of recoupable production costs and royalty advances as a result of reducing ultimate revenue projections for a title or a cross-collateralized group of titles

        Some specific factors contributing to the decrease in segment gross profit margins for fiscal 2007, as compared to fiscal 2006 and fiscal 2005 were:

•	As a percentage of net revenues, we experienced a significant increase in net revenues generated by exclusively distributed content in fiscal 2007 versus exclusively licensed content, as compared to fiscal 2006 and 2005. Historically, a higher percentage of revenues are generated from higher-margin exclusively-licensed titles. Because our revenues included such a high percentage of lower-margin exclusively distributed programming, our average gross margins for all of our titles were lower, prior to the deduction of the other cost of sales items discussed above.

•	We experienced lower gross margins on some of our exclusively distributed DVD and CD product, attributable to higher amortization of recoupable production costs as a result of lowering ultimate revenue forecasts in light of recent, slowing DVD marketplace trends.

•	At lower revenue levels, fixed costs included in cost of sales represent a higher percentage of net revenues, negatively impacting our gross margin percentage.

•	We increased the amount of market development funds provided to our customers, which is recorded as a reduction of revenues and thus has a negative effect on gross margins. These market development fund expenditures, as percentages of domestic net revenues, were 4.8%, 4.7% and 3.8%, before reduction for such market development funds, for fiscal 2007, 2006 and 2005, respectively. We expect the trend of increased market development funds paid to customers to continue for the foreseeable future.

        International Gross Profit Margins. Gross margins for the international segment are based upon royalty income generated by sales of our exclusive programming by our sublicensees. The gross margins we report will fluctuate depending upon the sales mix of titles sold by our sublicensees and royalty rates to our content suppliers based upon those reported royalties. We expect gross margins for this segment to continue to fluctuate higher and lower in future periods as a result of the factors mentioned above.

Selling Expenses

        The following tables present consolidated selling expenses by reportable business segment and as a percentage of related segment net revenues for the fiscal years ended March 31:

50	Image Entertainment, Inc.

	2007	2006	% Change	2006	2005	% Change
	(in thousands)			(in thousands)
Selling expenses:
Domestic	$10,337	$10,647	(2.9)%	$10,647	$9,795	8.7%
International	119	103	15.5	103	58	77.6

Consolidated	$10,456	$10,750	(2.7)%	$10,750	$9,853	9.1%

As a percentage of segment net revenues:
Domestic	10.7%	9.8%	0.9%	9.8%	8.7%	1.1%
International	3.8	3.2	0.6	3.2	1.1	2.1

Consolidated	10.5%	9.6%	0.9%	9.6%	8.3%	1.3%

Fiscal 2007 Compared to 2006 and 2005

        Domestic Selling Expenses. The reduction in selling expenses in absolute dollars for fiscal 2007 as compared to fiscal 2006 was primarily due to the following factors:

•	Severance costs incurred from the November 9, 2006, involuntary termination of employees as part of management’s plan to reduce operating costs totaled $225,000 for fiscal 2007.
•	Our compensation expense, exclusive of severance costs, was down $108,000 for fiscal 2007 as compared to fiscal 2006 as a result of our November 2006 plan to reduce operating costs. Fiscal 2006 compensation expense was up $486,000 over fiscal 2005 due to additional personnel and annual raises.
•	Advertising and promotional expenses were down approximately $642,000 due to reduced customer advertising and fewer shipments of screeners, catalogs and mailers, offset by greater third-party publicity consultants on several of our new DVD and CD releases for fiscal 2007.
°	As a percentage of revenues, advertising and promotional expenses were 4.3% of segment net revenues, down slightly from 4.4% for fiscal 2006, due primarily to lower consumer advertising in 2007.
°	Domestic selling expenses for fiscal 2006 reflect higher advertising expenses as a percentage of net revenues than fiscal 2005, primarily television and radio spots and co-op advertising expenses, offset by lower expenses for print advertising and mailers.
•	Egami selling expenses were up $113,000 in fiscal 2007 as compared to 2006, primarily due to increased compensation expenses.
°	Egami selling expenses were $196,000 for fiscal 2006, its first full year of operation, consisting primarily of personnel costs. There were minimal Egami selling expenses in fiscal 2005.

Domestic selling expenses were higher in fiscal 2007, as a percentage of segment revenues, due to the allocation of comparable absolute dollars over comparatively lower revenues for fiscal 2007.

        International Selling Expenses. Our international selling expenses are not significant because Sony BMG, Digital Site and Warner Music Group, our primary international sublicensees, are responsible for the majority of selling expenses relating to sales of our programming internationally.

General and Administrative Expenses

        The following tables present consolidated general and administrative expenses by reportable business segment and as a percentage of related segment net revenues for the fiscal years ended March 31:

	2007	2006	% Change	2006	2005	% Change
	(in thousands)			(in thousands)
General and administrative expenses:
Domestic	$16,927	$16,014	5.7%	$16,014	$13,651	17.3%
International	480	446	7.6	446	441	1.1

Consolidated	$17,407	$16,460	5.7%	$16,460	$14,092	16.8%

As a percentage of segment net revenues:
Domestic	17.5%	14.7%	2.8%	14.7%	12.1%	2.6%
International	15.5	13.8	1.7	13.8	8.5	5.3

Consolidated	17.4%	14.7%	2.7%	14.7%	11.9%	2.8%

Image Entertainment, Inc.	51

Fiscal 2007 Compared to 2006 and 2005

        Domestic General and Administrative Expenses. General and administrative expenses were higher in absolute dollars yet higher as a percentage of net revenues for fiscal 2007 as compared to fiscal 2006 and 2005. The changes in expenses for fiscal 2007 as compared to fiscal 2006 and 2005 are discussed below:

•	Legal and investment banking expenses associated with the BTP acquisition agreement of $1.4 million during fiscal 2007.
•	Expenses associated with the Lions Gate proxy contest and special committee of our Board totaling $634,000 and $247,000 for fiscal 2007 and 2006. These costs include investment banking, special committee and legal fees in 2007 and 2006 and proxy solicitor fees, financial printer fees, press release costs, and independent proxy vote processor fees in 2007.
•	Net charge of $496,000 associated with Tower’s bankruptcy filing in fiscal 2007. In November 2006, we assigned our right, title and interest in our general unsecured trade receivable bankruptcy claim against Tower to a third-party financial institution for a cash payment of approximately $135,000. Accordingly, we recorded a $64,000 recovery of the previously written off bad debt charge as a credit to general and administrative expenses for fiscal 2007.
°	In fiscal 2006, we incurred a bad debt charge of $1.6 million as a result of the January 12, 2006, bankruptcy filing of Musicland.
•	Temporary labor expenses of $438,000 for fiscal 2007 associated with inputting and auditing the data entered into our content rights management system and for the auditing of contractual data prior to it being entered into our new royalty and distribution system.
•	Severance and UK office closure costs related to the November 9, 2006, involuntary termination of employees as part of management’s plan to reduce operating costs totaled $263,000.
•	In fiscal 2007, we had increased expenses of $145,000 for consulting and professional services in connection with information technology systems and accounting.
°	In fiscal 2006 we had reduced expenses in this category as compared to fiscal 2005.
•	Insurance expenses, primarily for medical and directors and officers liability, were higher by $125,000 in fiscal 2007 as compared to fiscal 2006.
•	Compensation expense, exclusive of severance and UK office closure costs, were up approximately $86,000 in fiscal 2007 as compared to fiscal 2006, reflecting savings from our November 2006 plan to reduce operating costs.
°	In fiscal 2006, we incurred increased personnel costs of $484,000 due to additional personnel and annual raises as compared to fiscal 2005.
°	In fiscal 2006, we did not have performance-based bonuses. This resulted in compensation expense savings of $679,000 as compared to fiscal 2005.
•	Investment banking fees and expenses of $90,000 associated with an investment banking firm’s review of the Relativity Media agreement in the third quarter of fiscal 2007.
•	In fiscal 2006, we incurred an impairment charge for the cumulative cost of a third-party software program totaling $248,000.
•	Egami general and administrative expenses were up $95,000 in fiscal 2007 as compared to 2006, primarily due to increased compensation expense.
°	In fiscal 2006, our general and administrative expenses of Egami and Image UK totaled $202,000 and $409,000, respectively, their first full year of operation. Expenses for Egami are primarily personnel and expenses for Image UK are primarily personnel and rent and utilities associated with the leased office space. There were minimal fiscal 2005 general and administrative expenses associated with Egami and Image UK.
•	Depreciation expense was down $700,000 in fiscal 2007 as compared to fiscal 2006. Many Las Vegas distribution facility assets became fully depreciated in fiscal 2007, reducing comparative depreciation expense in fiscal 2007.

        For more information on our general and administrative expenses for fiscal 2007, see “Update on Management Plan to Reduce Operating Costs” above.

52	Image Entertainment, Inc.

Other Income and Expenses

        We had no other income in fiscal 2007. Other income for fiscal 2006 was minimal. Other expenses for fiscal 2005 consisted primarily of losses on disposal of fixed assets.

Interest Expense

	2007	2006	% Change	2006	2005	% Change
	(in thousands)			(in thousands)
Interest expense, net of interest income	$2,434	$707	244.3%	$707	$665	6.3%

As a percent of net revenues	2.4%	0.6%	1.8%	0.6%	0.6%	0.0%

        Interest expense for fiscal 2007 was higher as a result of higher weighted-average interest bearing debt levels and interest rates for the period, as well as significant noncash interest expense recorded from the amortization of debt discounts and deferred financing costs. Net noncash charges to interest expense, representing amortization of the Sonopress manufacturing advance debt discount, convertible note debt discount and deferred financing costs for fiscal 2007, totaled $1,273,000. We expensed approximately $152,000 of our remaining Wells Fargo unamortized deferred financing costs as a result of accelerating the maturity of our revolving line of credit during fiscal 2007. Noncash amortization of the Wells Fargo deferred financing costs to interest expense for fiscal 2007 totaled $202,000. Of our total interest expense for fiscal 2007, 52% represented noncash interest expense.

Income Taxes

        We recorded a Federal tax benefit in fiscal 2007 for alternative minimum taxes recorded in fiscal 2006 and recorded state minimum income and franchise taxes for fiscal 2007. In fiscal 2006 and 2005, we recorded Federal and California state alternative minimum taxes as we utilized NOL carryforwards to offset taxable earnings which we anticipated would result in alternative minimum tax due to limitations on the utilization of these NOLs.

        Even though we have fully reserved our net deferred tax assets for book purposes, we would still be able to utilize them to reduce future income taxes payable, should we have future earnings. To the extent such deferred tax assets relate to NOL carryforwards, the ability to use such NOL carryforwards against future earnings will be subject to applicable carryforward periods. As of March 31, 2007, we had NOL carryforwards for Federal and state tax purposes of $16,653,000 and $4,837,000 respectively, which are available to offset taxable income through 2027 and 2017, respectively.

Consolidated Net Earnings (Loss)

        Net loss for fiscal 2007 and 2006 was $12,611,000, or $.59 per diluted share, and $207,000, or $.01 per diluted share, respectively. Net earnings for fiscal 2005 were $5,127,000, or $.26 per diluted share.

Recently Issued Accounting Pronouncements

        In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided we also elect to apply the provisions of SFAS No. 157, “Fair Value Measurements.” We have not yet determined the impact of adopting SFAS No. 159 on our financial position.

        In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP and requires enhanced disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. The pronouncement is effective for fiscal years beginning after November 15, 2007. The guidance in SFAS No. 157 will be applied prospectively with the exception of: (i) block discounts of financial instruments; and (ii) certain financial and hybrid instruments measured at initial recognition under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” These exceptions are to be applied retrospectively as of the beginning of initial adoption (a limited form of retrospective application). We will change how we estimate fair value starting in fiscal 2009.

        In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions. This Interpretation requires that we recognize in our consolidated financial statements the impact of a tax position that is more likely than not to be sustained upon examination based on the technical merits of the position. FIN 48 contains extensive disclosure requirements. The provisions of FIN 48 will be effective as of the beginning of our 2008 fiscal year (April 1, 2007), with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 on our consolidated financial statements.

Image Entertainment, Inc.	53

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates and foreign currency exchange rates. Changes in interest rates and changes in foreign currency exchange rates have an impact on our results of operations.

Interest Rate Fluctuations

        At March 31, 2007, we did not have any outstanding borrowings subject to changes in interest rates. Borrowings under our Wachovia revolving line of credit will be subject to changes in interest rates. We presently do not use derivatives to manage this risk.

        Management believes that moderate changes in the prime rate would not materially affect our operating results or financial condition.

Foreign Exchange Rate Fluctuations

        At March 31, 2007, our accounts receivable related to international distribution and denominated in foreign currencies were minimal. They are subject to future foreign exchange rate risk and could become significant in the future. We distribute some of our licensed DVD programming (for which we hold international distribution rights) internationally through sublicensees. Additionally, we exploit international broadcast rights to some of our exclusive entertainment programming (for which we hold international broadcast rights). Management believes that moderate changes in foreign exchange rates will not materially affect our operating results or financial condition. To date, we have not entered into foreign currency exchange contracts.

54	Image Entertainment, Inc.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Image Entertainment, Inc.	55

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Image Entertainment, Inc.
Chatsworth, California

We have audited the accompanying consolidated balance sheets of Image Entertainment, Inc. as of March 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity and cash flows for the years ended March 31, 2007, 2006 and 2005. We also have audited the schedule as listed in the accompanying index. These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Image Entertainment, Inc. as of March 31, 2007 and 2006, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.

As discussed in the notes to the consolidated financial statements, effective April 1, 2006, the Company adopted the provisions of the Statement of Financial Accounting Standard No. 123(R) - An Amendment of FASB Statement No. 123.

/s/ BDO SEIDMAN LLP

Los Angeles, California
June 29, 2007

56	Image Entertainment, Inc.

CONSOLIDATED BALANCE SHEETS

March 31, 2007 and 2006

ASSETS

(In thousands)	2007	2006
Current assets:
Cash and cash equivalents	$2,341	$1,079
Accounts receivable, net of allowances of
$8,956 - 2007
$9,172 - 2006	19,360	17,162
Inventories (Notes 2, 5 and 8)	16,742	17,498
Royalty and distribution fee advances (Notes 9, 11, 12 and 16)	13,118	13,366
Prepaid expenses and other assets	1,302	948

Total current assets	52,863	50,053

Noncurrent inventories, principally production costs	2,808	2,805
Noncurrent royalty and distribution advances	23,397	23,558
Property, equipment and improvements, net (Notes 2 and 10)	4,692	4,999
Goodwill	5,715	5,715
Other assets	1,221	545

	$90,696	$87,675

See accompanying notes to consolidated financial statements.

Image Entertainment, Inc.	57

CONSOLIDATED BALANCE SHEETS, CONTINUED

March 31, 2007 and 2006

LIABILITIES AND SHAREHOLDERS’ EQUITY

(In thousands, except share data)	2007	2006
Current liabilities:
Accounts payable	$7,431	$5,302
Accrued liabilities	6,039	4,234
Accrued royalties and distribution fees (Note 12)	9,881	13,355
Accrued music publishing fees (Notes 11 and 12)	5,945	5,890
Deferred revenue (Note 7)	5,039	5,751
Revolving credit facility (Note 6)	--	11,500
Current portion of long-term debt, less debt discount	1,612	--

Total current liabilities	35,947	46,032

Long-term debt, less current portion, less debt discount	21,948	--
Other long-term liabilities, less current portion	3,221	--

Total liabilities	61,116	46,032

Commitments and Contingencies (Notes 5, 6 and 12)
Shareholders’ equity (Notes 4, 5 and 13):
Preferred stock, $.0001 par value, 25 million shares authorized; none issued and
outstanding	--	--
Common stock, $.0001 par value, 100 million shares authorized; 21,577,000 and
21,296,000 issued and outstanding in 2007 and 2006, respectively	47,865	47,518
Additional paid-in capital	3,984	3,790
Accumulated other comprehensive income (loss)	3	(4)
Accumulated deficit	(22,272)	(9,661)

Net shareholders’ equity	29,580	41,643

	$90,696	$87,675

See accompanying notes to consolidated financial statements.

58	Image Entertainment, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended March 31, 2007, 2006 and 2005

(In thousands, except per share data)	2007	2006	2005
NET REVENUES	$99,751	$111,902	$118,383

OPERATING COSTS AND EXPENSES:
Cost of sales (Notes 11 and 16)	82,022	84,168	88,435
Selling expenses	10,456	10,750	9,853
General and administrative expenses (Notes 3 and 16)	17,407	16,460	14,092

	109,885	111,378	112,380

EARNINGS (LOSS) FROM OPERATIONS	(10,134)	524	6,003
OTHER EXPENSES (INCOME):
Interest expense, net	2,434	707	665
Other expense (income)	--	(3)	49

	2,434	704	714

EARNINGS (LOSS) BEFORE INCOME TAXES	(12,568)	(180)	5,289
INCOME TAX EXPENSE (Note 15)	43	27	162

NET EARNINGS (LOSS)	$(12,611)	$(207)	$5,127

NET EARNINGS (LOSS) PER SHARE:
Net earnings (loss) - basic
	$(.59)	$(.01)	$.27
Net earnings (loss) - diluted
	$(.59)	$(.01)	$.26

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	21,482	21,273	19,100

Diluted	21,482	21,273	19,912

See accompanying notes to consolidated financial statements.

Image Entertainment, Inc.	59

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Years Ended March 31, 2007, 2006 and 2005

	Common Stock		Additional	Other
(In thousands)	Shares	Amount	Paid-In Capital	Comprehensive Income (Loss)	Accumulated Deficit
BALANCES, March 31, 2004	18,268	$33,142	$3,774	$--	$(14,581)
Issuance of common stock	2,905	14,198	--	--	--
Issuance of restricted stock units	10	87	--	--	--
Exercise of options	36	96	--	--	--
Return of Aviva investment to	--
member	--	(10)	--	--
Exercise of stock warrant	33	--	--	--	--
Net earnings	--	--	--	--	5,127

BALANCES, March 31, 2005	21,252	47,513	3,774	--	(9,454)
Exercise of options	2	5	--	--	--
Exercise of stock warrant	42	--	--	--	--
Acceleration of vesting of stock
options	--	--	16	--	--
Foreign currency translation loss	--	--	--	(4)	--
Net loss	--	--	--	--	(207)

BALANCES, March 31, 2006	21,296	47,518	3,790	(4)	(9,661)
Issuance of stock warrant	--	--	194	--	--
Exercise of options	10	17	--	--	--
Exercise of stock warrant	271	330	--	--	--
Foreign currency translation gain	--	--	--	7	--
Net loss	--	--	--	--	(12,611)

BALANCES, March 31, 2007	21,577	$47,865	$3,984	$3	$(22,272)

See accompanying notes to consolidated financial statements.

60	Image Entertainment, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended March 31, 2007, 2006 and 2005

(In thousands)	2007	2006	2005
CASH FLOWS FROM CONTINUING OPERATING ACTIVITIES:
Net earnings (loss)	$(12,611)	$(207)	$5,127
Adjustments to reconcile net earnings (loss) to net cash
provided by (used in) continuing operating activities:
Amortization of production costs	4,529	4,537	4,070
Depreciation and other amortization	3,124	2,603	2,568
Amortization of restricted stock units	--	--	25
Provision for lower of cost or market inventory
write-downs	1,844	1,808	1,396
Provision for doubtful accounts, sales returns and other credits	(356)	2,257	2,036
Asset impairment write-off	--	248	--
Loss on disposal of assets	--	--	59
Acceleration of vesting of employee stock options	--	16	--
Changes in assets and liabilities associated with continuing operating activities:
Accounts receivable	(1,842)	7,447	(3,287)
Inventories	(1,700)	(2,349)	(2,909)
Royalty and distribution fee advances	(1,075)	(10,113)	(2,128)
Production cost expenditures	(3,920)	(4,456)	(3,827)
Prepaid expenses and other assets	(1)	170	165
Accounts payable, accrued royalties, fees and
liabilities	(1,375)	(8,262)	1,531
Deferred revenue	(712)	359	2,032

Net cash (used in) provided by continuing
operating activities	(11,345)	(5,942)	6,858

CASH FLOWS FROM CONTINUING INVESTING ACTIVITIES:
Capital expenditures	(1,595)	(1,132)	(3,408)
Acquisition of business, net of cash acquired	--	(8,241)	--

Net cash used in continuing
investing activities	(1,595)	(9,373)	(3,408)

See accompanying notes to consolidated financial statements.

Image Entertainment, Inc.	61

CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

For the Years Ended March 31, 2007, 2006 and 2005

(In thousands)	2007	2006	2005
CASH FLOWS FROM CONTINUING FINANCING ACTIVITIES:
Borrowings under revolving credit facility	$48,764	$35,987	$84,960
Repayments of borrowings under revolving credit facility	(60,264)	(24,487)	(95,178)
Proceeds from issuance of long-term debt, net of costs	25,813	--	--
Repayments of long-term debt	(458)	(1,337)	(1,479)
Principal payments under capital lease obligations	--	(109)	(248)
Issuance of common stock	--	--	14,198
Foreign currency translation	--	(4)	--
Proceeds from exercise of common stock warrant	330	--	--
Proceeds from exercise of employee stock option	17	5	96

Net cash provided by continuing financing activities	14,202	10,055	2,349

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:	1,262	(5,260)	5,799
Cash and cash equivalents at beginning of year	1,079	6,339	540

Cash and cash equivalents at end of year	$2,341	$1,079	$6,339

SUPPLEMENTAL DISCLOSURES OF CASH
FLOW INFORMATION:
Cash paid during the year for:
Interest	$1,148	$667	$713

Income taxes	$6	$28	$175

See accompanying notes to consolidated financial statements.

62	Image Entertainment, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

For the Years Ended March 31, 2007, 2006 and 2005

SUPPLEMENTAL DISCLOSURES OF NONCASH OPERATING, INVESTING AND FINANCING ACTIVITIES:

        As of March 31, 2007 and 2006, we accrued approximately $1.5 million and $3.8 million, respectively, to accrue royalty advances and distribution fees for committed unpaid royalty and production advances where future payment is based upon the release of the program or the passage of time.

        In August 2006, we issued warrants with a fair value of $1,900,000 in connection with a convertible debt financing. The warrant was recorded as a discount to the related $17 million debt and a long-term liability. See “Note 5. Long-Term Debt — Private Placement of Senior Convertible Note and Warrant.”

        In August 2006, we issued a warrant to a finder in connection with the Relativity Media agreement. The warrant had a fair value of $194,000 and was recorded as a component of other assets and as additional paid in capital. See “Note 4. Exclusive Distribution Agreement with Relativity Media and Planned Issuance of Common Shares.”

        In June 2006, we recorded a deferred manufacturing credit of $1,945,000 with an offsetting discount on the $10 million manufacturing advance from Sonopress. See “Note 5. Long-Term Debt — New Disc Replication Agreement and Related Advance.”

        On March 29, 2006, the Compensation Committee of our Board of Directors and our full Board approved the acceleration of vesting for all outstanding unvested stock options granted under our equity compensation plans. In connection with the vesting acceleration we recorded a charge of $16,100 based on our estimate that 10% of employees with options will terminate their employment prior to the end of the original vesting periods. We accrued the charge to additional paid in capital at March 31, 2006.

        As of March 31, 2006, we accrued approximately $1.6 million for music publishing fees for audio programs that we believe were not paid by our content provider Source Entertainment as contractually required.  We recorded a corresponding recoupable music publishing advance included as a component of royalty and distribution fee advances in the accompanying balance sheet, as of March 31, 2006.

        During fiscal 2006, a former financial consultant exercised their warrant to purchase 100,000 shares issued in fiscal 2002 by surrendering approximately 58,000 shares in a cashless exercise, an option in the original warrant agreement. The value of the original warrant was fully amortized by March 31, 2003.

        On August 1, 2005, we acquired Home Vision Entertainment for $8,000,000 in cash.

(In thousands)
Fair value of tangible assets acquired	$7,102
Fair value of intangible assets acquired	600
Excess of purchase price over fair value of net assets acquired, recorded as goodwill	5,715
Cash paid for net assets acquired	(8,000)
Expenses incurred in connection with the acquisition	(241)

Liabilities assumed	$5,176

See accompanying notes to consolidated financial statements.

Image Entertainment, Inc.	63

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation and Summary of Significant Accounting Policies.

        Basis of Presentation and Principles of Consolidation. The accompanying consolidated financial statements include the accounts of Image Entertainment, Inc., its subsidiaries Egami Media, Inc., Image Entertainment (UK), Inc., Home Vision Entertainment, Inc., DVDPlanet, Inc. (which was dissolved as of December 31, 2004) and Aviva International, LLC (which was dissolved as of December 31, 2004) (collectively, “we,” “our” or “us”). All significant inter-company balances and transactions have been eliminated in consolidation. Aviva International, LLC ceased active operations effective December 31, 2002. DVDPlanet ceased operations for us in December 2003 subsequent to the sale of substantially all of its assets in September 2003.

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

        Revenue Recognition. Revenue is recognized upon meeting the recognition requirements of American Institute of Certified Public Accountants Statement of Position (“SOP”) 00-2, Accounting by Producers or Distributors of Films and Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition. Revenues from home video distribution are recognized net of an allowance for estimated returns, as well as related costs, in the period in which the product is available for sale by our customers (at the point that title and risk of loss transfer to the customer, which is generally upon receipt by the customer and in the case of new releases, after “street date” restrictions lapse). Revenues from domestic and international broadcast licensing and home video sublicensing, as well as associated costs, are recognized when the programming is available to the licensee and other recognition requirements of SOP 00-2 are met. Fees received in advance of availability, usually in the case of advances received from Sony BMG, Digital Site, other international home video sublicensees and for broadcast programming, are deferred until earned and all revenue recognition requirements have been satisfied. Provisions for uncollectible accounts receivable are provided at the time of sale. As of March 31, 2007, and March 31, 2006, deferred revenue totaled $5,039,000 and $5,751,000, respectively.

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

64	Image Entertainment, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

        Property, Equipment and Improvements. Property, equipment and improvements are stated at cost less accumulated depreciation and amortization. Major renewals and improvements are capitalized; minor replacements, maintenance and repairs are charged to current operations. Some costs in developing internal use software are capitalized pursuant to the SOP 98-1, Accounting for Costs of Computer Software Developed or Obtained for Internal Use. Depreciation and amortization are computed by applying the straight-line method over the estimated useful lives of the machinery, equipment and software (3-7 years). Leasehold improvements are amortized over the shorter of the useful life of the improvement or the 10-year life of the related leases. See “Note 2. Sonopress Fulfillment Services Agreement and Planned Closure of Las Vegas Facility.”

        Advertising Costs. Our advertising expense consists of expenditures related to advertising in trade and consumer publications, product brochures and catalogs, booklets for sales promotion, radio advertising and other promotional costs. In accordance with SOP 93-7, Reporting on Advertising Costs, we expense advertising costs in the period in which the advertisement first takes place. Product brochures and catalogs and various other promotional costs are capitalized and amortized over the expected period of future benefit, but generally not exceeding six months. Our co-op advertising is expensed in accordance with Emerging Issues Task Force (“EITF”) 01-09, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products. At March 31, 2007 and 2006, there were no prepaid advertising costs. For fiscal 2007, 2006 and 2005, advertising and promotion expense was $4,319,000, $4,904,000 and $4,632,000, respectively.

        Market Development Funds. In accordance with EITF 01-09, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products, market development funds, including funds for specific product positioning, taken as a deduction from payment for purchases by customers are classified by us as a reduction to revenues. The following reductions to consolidated net revenues have been made in accordance with the guidelines of this issue: $5,036,000 for fiscal 2007, $5,329,000 for fiscal 2006 and $4,530,000 for fiscal 2005.

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

        Major Customers and Suppliers. Amazon.com, Inc., AEC One Stop Group, and Anderson Merchandisers (who supplies Wal-Mart) accounted for 12%, 12% and 10%, respectively, of our net revenues for the year ended March 31, 2007. Anderson Merchandisers accounted for 11% of our net revenues for the year ended March 31, 2006. Anderson Merchandisers, Best Buy and AEC One Stop Group accounted for approximately 17%, 12%, and 10%, respectively, of our net revenues for the year ended March 31, 2005. No other customers accounted for more than 10% of net revenues in fiscal 2007, 2006 and 2005. At March 31, 2007, AEC One Stop Group and Anderson Merchandisers accounted for 20% and 17%, respectively, of our gross accounts receivables. At March 31, 2006, Anderson Merchandisers and AEC One Stop accounted for 13% and 12%, respectively, of our gross accounts receivables.

Image Entertainment, Inc.	65

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        In June 2006, we entered into an agreement with Sonopress LLC for a five-year replication agreement to replace Deluxe as our exclusive manufacturer of DVD product. We source all of our DVD manufacturing with Sonopress. See “Note 5. Long-Term Debt — New Disc Replication Agreement and Related Advance.”

        Goodwill. Goodwill is not amortized, but instead is tested for impairment at least annually. Intangible assets continue to be amortized over their respective estimated useful lives ranging from three to five years. We have no intangible assets with indefinite useful lives.

        Impairment of Long-Lived Assets. We review for the impairment of long-lived and specific, identifiable intangible assets whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. We incurred an impairment charge for the cumulative cost of a third-party software program totaling $248,000 during our quarter ended December 31, 2005. The third-party developer has failed to provide adequate resources necessary to cause the software to function as designed. It was unclear as to whether they had the ability and resources to continue to support the process necessary to correct functionality to original design specifications and provide adequate future maintenance had we ultimately gone into live production. As a result of increased uncertainty experienced by us during the December 2005 quarter, we believed it was prudent to take the charge.

        In May 2007, a content provider, Source Entertainment, filed for bankruptcy protection. Accordingly, we recognized an impairment loss equal to approximately $2.2 million. See “Note 11. Source Entertainment Inc. Chapter 11 Bankruptcy Filing and Related Asset Impairment Write-Down.”

        On March 29, 2007, we entered into a fulfillment services agreement with our DVD and CD manufacturer Sonopress and plan to close our Las Vegas Nevada warehouse and distribution facility. See “Note 2. Sonopress Fulfillment Services Agreement and Planned Closure of Las Vegas Facility.”

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

        Income Taxes. We account for income taxes pursuant to the provisions of SFAS No. 109, Accounting for Income Taxes, whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases and the future tax benefits derived from operating loss and tax credit carryforwards. We provide a valuation allowance on our deferred tax assets when it is more likely than not that such deferred tax assets will not be realized. We have a valuation allowance against 100% of our net deferred tax assets at March 31, 2007 and 2006.

        Earnings/Loss per Share. Basic earnings/loss per share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed using the combination of dilutive common share equivalents and the weighted average shares outstanding during the period. Diluted loss per share is equivalent to basic loss per share as inclusion common share equivalents would be anti-dilutive.

        Comprehensive Income (Loss). Comprehensive income (loss) consists of two components, net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) refers to revenue, expenses, gains and losses that under generally accepted accounting principles are recorded as an element of stockholders’ equity but are excluded from net income (loss). Our other comprehensive income (loss) is comprised of foreign currency translation adjustments arising from cash accounts maintained in England by our subsidiary Image UK. Our comprehensive loss was $12,608,000 and $211,000 for the years ended March 31, 2007 and 2006, respectively. Comprehensive income was $5,127,000 for the year ended March 31, 2005.

66	Image Entertainment, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        Stock Options. In December 2004, the Financial Accounting Standards Board (FASB) issued revised Statement of Financial Accounting Standards (SFAS) No. 123(R) (123R) “Share-Based Payment – an Amendment of SFAS No.‘s 123 and 95.” SFAS 123(R) establishes standards with respect to the accounting for transactions in which an entity exchanges its equity instruments for goods or services, or incurs liabilities in exchange for goods or services, that are based on the fair value of the entity’s equity instruments, focusing primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires public entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions) and recognize the cost over the period during which an employee is required to provide service in exchange for the award. Through March 31, 2006, we accounted for stock options granted to employees in accordance with Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, and related interpretations.

        On April 1, 2006, we adopted SFAS No. 123R using the “modified prospective” method. Under this method, SFAS No. 123R requires that we measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the grant date for all awards granted after March 31, 2006. Such cost will be recognized over the period during which an employee of ours is required to provide service in exchange for the award (i.e. the vesting period). Subsequent to our adoption of SFAS No. 123R, we have not granted any stock-based compensation except for standard grants of Restricted Stock Units to our Board and our Chief Marketing Officer, and we are currently evaluating our future plans to do so, which at this time do not include issuing stock-based compensation in the form of employee stock options.

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

        There were no stock option grants in fiscal 2007, other than a grant to a former member of the Board that was subsequently cancelled. We granted restricted stock units for 25,920 shares during fiscal 2007. The closing market price of those shares on the date of grant are being amortized to general and administrative expense over their respective vesting periods.

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

Image Entertainment, Inc.	67

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)	2007	2006	2005
Consolidated net earnings (loss), as reported	$(12,611)	$(207)	$5,127
Add: Stock-based employee compensation expense included in the
reported consolidated net earnings (loss), net of related tax effects	--	16	--
Deduct: Total stock-based employee compensation expense
determined under fair value based method for all awards, net of
related tax effects	--	(1,861)	(455)

Pro forma consolidated net earnings (loss)	$(12,611)	$(2,052)	$4,672

Consolidated net earnings (loss) per share:
As reported
Basic	$(.59)	$(.01)	$.27
Diluted	$(.59)	$(.01)	$.26

Pro forma
Basic	$(.59)	$(.10)	$.24
Diluted	$(.59)	$(.10)	$.23

        The fair value of the options at the date of grant was estimated using the Black-Scholes model with the following assumption:

	2006	2005
Expected life (years)	2.5 - 5.0	2.5 - 5.0
Interest rate	2.76 - 4.39%	2.76 - 3.88%
Volatility	60-67%	60-67%
Dividend yield	0.00%	0.00%
Weighted-average fair value of options granted during the year	$1.8377	$1.9624

        Recently Issued Accounting Standards. In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided we also elect to apply the provisions of SFAS No. 157, “Fair Value Measurements.” We have not yet determined the impact of adopting SFAS No. 159 on our financial position.

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

        Reclassifications. Some fiscal 2006 and 2005 balances have been reclassified to conform to the fiscal 2007 presentation.

Note 2. Sonopress Fulfillment Services Agreement and Planned Closure of Las Vegas Facility.

        On March 29, 2007, we entered into an agreement whereby Sonopress would become our exclusive provider of warehousing and distribution services.  We are currently in the process of integrating Sonopress’ logistics and warehouse management systems with Image’s order management and inventory control software as well as transitioning all of our warehousing and distribution services to Sonopress’ facility in Pleasant Prairie Wisconsin.

        One-time termination benefits totaling approximately $365,000 will be provided to current employees who are involuntarily terminated under the terms of this restructuring. These employees will be required to render service until a specific date in order to receive the termination benefits. In accordance with SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities,” a liability for the termination benefits shall be measured initially on the April 20, 2007, communication date to our employees based on the fair value of the liability as of the termination date. The resulting liability will be recognized ratably over the future service period.

68	Image Entertainment, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        We plan on using our warehouse assets as we to continue to store and distribute our products until the transfer of inventories to Sonopress is complete, now estimated to be by July 31, 2007. The decision to restructure our distribution operations by engaging Sonopress triggered an asset impairment as determined under SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”. Much of our warehouse and distribution equipment will be abandoned before the end of its previously estimated useful life. In accordance with SFAS No. 146, depreciation and amortization estimates will be revised to reflect the use of the assets over their shortened useful lives. At March 31, 2007, the net book value of assets that we estimate will be abandoned after the cessation of warehousing and distribution activities in Nevada totaled approximately $620,000. We continue to classify these assets as a component of property, equipment and improvements and separately classify the accelerated depreciation expense as “Restructuring Expense” within continuing operating expenses. This is not a discontinued operation but rather a closing of a plant and related activities. The net book value will be amortized and depreciated down to its estimated salvage value.

        We notified our Las Vegas landlord of our intent to vacate the facility and sublease the space on March 29, 2007. In accordance with SFAS No. 13 “Accounting for Leases,” we will recognize a liability at the date we cease using the facility at its fair value. As the lease is an operating lease, we will determine fair value based on the remaining lease payments reduced by actual or estimated sublease rentals. We estimate our cease-use date to be September 30, 2007.

Note 3. Fiscal 2007 and 2006 Bad Debt Charges Due to Bankruptcy Filings.

        MTS Incorporated and its subsidiaries and divisions, including Tower Records (“Tower”), an independent music and entertainment retailer which owned and operated 89 Tower Records stores in 20 states nationwide, announced on August 20, 2006, its intent to sell the company through a process under Section 363 of the Bankruptcy Code. As of the bankruptcy date, we had approximately $883,000 in trade receivables outstanding from Tower. During our second quarter ended September 30, 2006, we recorded a bad debt charge of approximately $496,000 to general and administrative expenses. This charge reflected the net expense after reversing royalties and distribution fees otherwise payable by us had we collected the Tower trade receivable. We wrote off as uncollectible the entire Tower trade receivable balance at September 30, 2006. In November 2006, we assigned our right, title and interest in our general unsecured trade receivable bankruptcy claim against MTS to a third-party financial institution for a cash payment of approximately $135,000. Accordingly, we recorded a $64,000 recovery of the previously written off bad debt charge as a credit to general and administrative expenses for the fiscal year ended March 31, 2007.

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

Note 4. Exclusive Distribution Agreement with Relativity Media and Planned Issuance of Common Shares

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

        As a material inducement to enter into the distribution agreement, we agreed to issue Relativity 3,400,000 shares of our common stock, which are registered on our Form S-3 shelf registration statement. In order to secure Relativity’s performance under our agreement, we have been granted a security interest in the shares pursuant to a security agreement, the shares have been pledged to us pursuant to a stock pledge agreement, and a restrictive legend will be placed on the stock certificates representing the shares and restricting their transfer until designated title delivery, box office performance, financial and/or payment requirements are met.

Image Entertainment, Inc.	69

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

            (4)       Payment and Delivery. 60,000 shares, upon delivery to us of each theatrical picture at any time through December 31, 2010, upon payment of a release amount of $3.80 per share within four years after the delivery of each picture; and

            (5)       Change in Control. 1,800,000 shares, upon a change in control at any time through December 31, 2010, upon payment of a release amount of $3.80 per share.

        B.        600,000 shares, upon payment of a release amount of $3.80 per share at any time through December 31, 2010.

        C.        1,000,000 shares upon the earlier of any of the following:

70	Image Entertainment, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

        On August 16, 2006, in connection with the Relativity agreement, we issued a warrant to a third party exclusive rights finder. The term of the warrant was 4.37 years and had a strike price of $3.81, the closing price of our common stock on the date of grant. The fair value of the warrant was $194,000, using the Black-Scholes valuation model. The warrant has been converted via cashless exercise into 11,230 shares of our common stock as of June 12, 2007. We capitalized the fair value of the warrant as a component of other assets with a corresponding credit to additional paid in capital. We will amortize the asset to cost of sales over the related revenues generated from the Relativity titles.

Note 5. Long-Term Debt.

        New Disc Replication Agreement and Related Advance. On June 30, 2006, we entered into a five-year disc replication agreement with Sonopress LLC. Sonopress serves as our exclusive manufacturer of our DVD requirements. This includes the HD-DVD and Blu-ray Disc® high-definition formats. They also manufacture the majority of our CD requirements. On June 30, 2006, we received an interest-free $10 million advance against future DVD manufacturing from Sonopress, to be repaid at $0.20 per DVD manufactured, plus payment of a $0.04 administrative fee per DVD manufactured until the advance is repaid. In July 2006, the proceeds from the Sonopress advance were used to reduce then-outstanding borrowings under our revolving line of credit facility. All outstanding amounts under the advance are subordinated to all of our obligations outstanding to Wachovia Capital Corporation (Western). Sonopress has taken a security interest in all of our assets in second position behind Wachovia. As the obligation is non-interest bearing, we initially imputed and recorded a debt discount of $1,945,000 to the $10 million face amount of the advance based upon our then-borrowing rate with our bank. The deferred manufacturing credit is classified in other long-term liabilities, net of current portion, at March 31, 2007. We amortize the deferred credit as a reduction to inventory purchase cost based upon actual discs manufactured by Sonopress. Additionally, we amortize the debt discount, using the effective interest method, to interest expense. We additionally record the $0.04 administrative fee per disc manufactured as an additional inventory manufacturing cost. Amortization of the debt discount is a noncash interest expense and totaled $534,000 for the fiscal 2007. Amortization of the deferred manufacturing credit totaled $195,000 for fiscal 2007.

Image Entertainment, Inc.	71

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        Private Placement of Senior Convertible Note and Warrant. On August 30, 2006, we issued to Portside Growth and Opportunity Fund (“Portside” or “holder”), in a private placement, a senior convertible note in the principal amount of $17,000,000 and a related warrant to purchase 1,000,000 shares of our common stock, and on November 10, 2006, we entered into an Amendment and Exchange Agreement with Portside, which agreement modified certain terms in the transaction documents and provided for a replacement warrant to be issued in exchange for the warrant previously issued to Portside. The note accrues interest at a rate of 7.875% per annum with accrued interest payable quarterly in arrears in either cash or stock. The note has a term of five years and is convertible into 4,000,000 shares of our common stock at a conversion price of $4.25 per share, subject to the antidilution adjustments. The related warrant is exercisable for an aggregate of 1,000,000 shares of our common stock at an exercise price of $4.25 per share, subject to the antidilution adjustments described below. The warrant has a term of five years from the issuance date. Portside has taken a security interest in all of our assets in third position behind Wachovia Capital Corporation (Western) and Sonopress.

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

        In the event of a change of control, the holder has the right to redeem the outstanding principal balance of the note at 120% of par and the warrant at the then-current Black Scholes value. On November 10, 2006, at our request, the holder amended the note and warrant, which, among other provisions, gives Image the right but not the obligation, in the event of a change of control with a private acquiring company, to redeem the outstanding principal balance of the note at 125% of par and the warrant at the then-current Black Scholes value. The amendment also removes restrictive covenants from the note in a change of control transaction, should the note be assumed by the acquiring company.

        The instruments issued as part of this transaction contain several embedded derivatives which we have valued in accordance FASB Statement No. 133, Derivative Instruments and Hedging Activities. The embedded derivatives included the holder’s right to redeem the note in the event of a change of control and Image’s right to redeem the note in the event of a change of control to a private company. KPMG LLP’s Economic and Valuation Services practice assisted in the valuation of warrant and derivatives. The net fair value of all of the derivatives was not material. The fair value of the warrant was $1,900,000, which was recorded as a discount on the $17 million note liability with an offsetting credit to warrant liability in accordance with SFAS 150 Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity and FSP 150-1 Issuer’s Accounting for Freestanding Financial Instruments Composed of More Than One Option or Forward Contract Embodying Obligations under FASB Statement No. 150. The accrued warrant liability is included as a component of other long-term liabilities in the accompanying balance sheet at March 31, 2007. We will revalue at least annually and when circumstances indicate the value would materially change. We will re-address liability classification each quarterly reporting period.

72	Image Entertainment, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        Additionally, direct costs of $1,187,000 relating to the private placement were recorded as asset-deferred financing costs and are amortized as additional noncash interest expenses using the effective interest rate method over the life of the related private placement debt. Amortization of the debt discount and the deferred financing costs using the effective interest method is a noncash charge to interest expense and totaled $537,000 for fiscal 2007.

        Long-term debt at March 31, 2007 and 2006, consisted of the following:

(In thousands)	2007	2006
Subordinated senior convertible note, less debt discount of $1,570	$15,430	$--
Subordinated manufacturing advance obligation, less debt discount of $1,411	8,130

	23,560	--

Current portion of long-term debt, less debt discount of $588	1,612	--

Long-term debt less current portion, less debt discount	$21,948	$--

Note 6. Subsequent Event – New Revolving Credit Facility.

        We entered into a three-year Loan and Security Agreement dated as of May 4, 2007, with Wachovia Capital Finance Corporation (Western) (“Wachovia”). The agreement provides us with an up to $15 million revolving line of credit, with an accordion feature to increase such amount to $20 million at our option, subject to the terms and conditions of the agreement. Actual borrowing availability is based on eligible trade accounts receivable levels.

        Borrowings bear interest at either the Prime Rate plus up to 0.25% or, at our option, LIBOR plus up to 2.25%, subject to minimum borrowing levels. The level of interest rate margin to Prime or LIBOR is dependent upon our future financial performance as measured by EBITDA, earnings before interest, taxes, depreciation and amortization, as defined in the Agreement. The targets under the Agreement exempt certain expenses, including costs incurred in our corporate sale process.

        The Wachovia revolving credit facility replaced our facility with Wells Fargo Foothill, Inc.

        The Agreement is subject to early termination fees, based upon the initial maximum facility amount of $15 million, of 1% if terminated within the first year of the term and 0.75% if terminated thereafter through the end of the three-year term.

        The Agreement imposes restrictions on such items as encumbrances and liens, payment of dividends, other indebtedness, stock repurchases and capital expenditures. Any outstanding borrowings are secured by our assets. The Agreement also requires us to comply with minimum financial and operating covenants.

        At March 31, 2007, we had cash of $2,341,000 and borrowing availability of $5 million under our revolving credit facility with our then-lender Foothill. Comparatively, at March 31, 2006, we had cash of $1,079,000 and borrowing availability of $6.6 million and $1 million, respectively, under our revolving credit and term loan facilities with Foothill. At March 31, 2007, we had no borrowings under the revolving credit facility with our then lender Foothill.

Note 7. Recoupment of Sony BMG Royalty Advance Received for International Sublicense Rights.

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

        During fiscal 2007 and according to our agreement, Sony BMG reduced, through recoupment, the outstanding royalty advance without making additional quarterly royalty advances. Once the entire royalty advance is recouped, Sony BMG will continue to pay quarterly royalties based on revenues generated. We must repay any outstanding unrecouped royalty advance within 30 days following the final Sony BMG reporting at the conclusion of Sony BMG’s sell-off period after expiration of the five-year term. At March 31, 2007, approximately $800,000 of the last $3 million advance is classified as a component of deferred revenue in the accompanying balance sheet.

Image Entertainment, Inc.	73

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8. Inventories.

        Inventories at March 31, 2007 and 2006, are summarized as follows:

(In thousands)	2007	2006
DVD	$10,724	$11,446
Other	3,588	3,011

	14,312	14,457
Production costs, net	5,238	5,846

	19,550	20,303
Less current portion of inventories	16,742	17,498

Noncurrent inventories, principally non-recoupable production costs	$2,808	$2,805

        Non-recoupable production costs are net of accumulated amortization of $10,553,000 and $11,485,000 at March 31, 2007 and 2006, respectively. We expect to amortize approximately 71% of the March 31, 2007 unamortized production costs by March 31, 2009.

Note 9. Investment in Film Production.

        Investment in film production at March 31, 2007 and 2006, are summarized as follows:

(In thousands)	2007	2006
Completed and substantially not released	$4,109	$801
In process	1,948	3,607
In development	57	98

	$6,114	$4,506

        At March 31, 2007, we have completed eight motion pictures. We released our lowest budget films, Monarch of the Moon and The Hunt (our funded budget commitment was $111,000 and $214,000, respectively), on DVD during the fourth quarter ended March 31, 2007. We plan to release Surveillance and Soul’s Midnight on DVD during fiscal 2008 and are investigating the possibility of limited theatrical releases for Splinter, Sisters, Driftwood and Fingerprints. The eight completed titles are as follows:

•	Sisters –produced by Ed Pressman and starring Stephen Rea (V For Vendetta) and Chloe Sevigny (Big Love – TV series)
•	Dark Horse Entertainment:
°	Driftwood, directed by Tim Sullivan (2001 Maniacs), starring Ricky Ullman (Phil of the Future -TV series), Talan Torriero (Laguna Beach –TV series) and Diamond Dallas Page (WWF and WCW Professional Wrestler)
°	Splinter, directed by Michael D. Olmos, starring Tom Sizemore (Saving Private Ryan) and Edward James Olmos (Battlestar Galactica –TV series)
°	Monarch of the Moon
•	Graymark Productions:
°	Surveillance, directed by Fritz Kiersch (Children of the Corn) and starring Armand Assante
°	The Hunt, directed by Fritz Kiersch
°	Soul’s Midnight, starring Armand Assante
°	Fingerprints, starring Kristin Cavallari (Laguna Beach - TV series) and Lou Diamond Phillips

        We have two titles in post production. They are:

•	Dark Horse Entertainment’s My Name is Bruce, directed by and starring Bruce Campbell (Evil Dead series, Army of Darkness, and Bubba Ho-tep)
•	Amicus Entertainment’s Stuck, directed by Stuart Gordon (Re-Animator and Masters of Horror) and starring Mena Suvari (American Beauty) and Stephen Rea

74	Image Entertainment, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10. Property, Equipment and Improvements.

        Property, equipment and improvements at March 31, 2007 and 2006, are summarized as follows:

(In thousands)	2007	2006
Machinery, equipment and software	$18,995	$17,473
Leasehold improvements	887	889
Other	187	149

	20,069	18,511
Less accumulated depreciation and amortization	15,377	13,512

	$4,692	$4,999

        Depreciation and amortization expense for the years ended March 31, 2007, 2006 and 2005, was $1,902,000, $2,603,000 and $2,568,000, respectively. See “Note 2. Sonopress Fulfillment Services Agreement and Planned Closure of Las Vegas Facility” for a discussion regarding the asset impairment triggered by our restructuring of our warehousing and distribution operations in Las Vegas, Nevada.

Note 11. Source Entertainment, Inc Chapter 11 Bankruptcy Filing and Related Asset Impairment Write-Down

        In May 2007, our content provider Source Entertainment filed for bankruptcy protection. Accordingly, we believe there is substantial doubt as to the recoverability of the net book value of assets associated with the exclusive distribution agreement. During the fourth quarter of fiscal 2007, we recognized an impairment loss equal to the difference between the present value of expected profits to be recognized on two Source-branded titles that we expect to release in the coming twelve months and the net book value of assets related to the exclusive distribution agreement. The write-down totaled $2.2 million and is recorded as a component of cost of sales for fiscal 2007.

Note 12. Commitments and Contingencies.

Operating Leases

        Our headquarters are located in Chatsworth, California and consist of approximately 62,000 square feet on one floor of a multi-tenant building. The monthly rent is $1.29 per square foot, on a gross basis, or approximately $80,000 per month, and increases approximately 3% annually. The office lease has an initial 10-year term with two five-year options. The lease commenced on July 1, 2004. Although a base level of operating expenses is included in the rent payment, we will be responsible for a percentage of actual annual operating expense increases capped at 5% annually, excluding utilities, insurance and real estate taxes.

        We also lease our 76,000 square foot warehouse and distribution facility located in Las Vegas, Nevada. The monthly rent is approximately $43,000, subject to annual adjustment based on increases in the consumer price index. The lease expires on November 4, 2012. In addition, we lease approximately 4.07 acres of adjacent vacant land in the event we need to expand our current warehouse and distribution facility. The monthly rent for the vacant land is approximately $9,000 and the lease expires on November 4, 2007. Beginning in January 2004, we leased an additional 10,000 square foot warehouse storage space in Las Vegas, Nevada for a monthly rent of approximately $6,000 for an initial term of two years and later extended to April 30, 2007. We moved all inventory from this storage space to Sonopress as of the lease termination date of April 30, 2007. Beginning in October 2005, we leased an additional 5,000 square foot warehouse storage space in Las Vegas, Nevada for a monthly rent of approximately $3,000 on a month to month basis. As of May 31, 2007, the inventory from this storage space was shipped to Sonopress and we then terminated this lease. As previously discussed, we are closing our warehouse and distribution facility and Sonopress will be warehousing and fulfilling our DVD and CD orders out of its facility in Pleasant Prairie, Wisconsin. On March 29, 2007, we notified our Las Vegas landlord of our intent to vacate the facility and sublease the space. Our landlord is open to various options, including potential termination of the lease, if an appropriate new tenant is found.

        We signed an exclusive representation agreement with IPG, a commercial real estate broker, for the potential sublease of the facility on or about May 11, 2007. It is currently anticipated that the facility will be available to a new tenant by October 2007.

Image Entertainment, Inc.	75

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        Future minimum annual rental payments by year under operating leases at March 31, 2007, are approximately as follows:

Fiscal	Amount
(In thousands)
2008	$1,656
2009	1,658
2010	1,701
2011	1,745
2012	1,740
Thereafter	2,914

$11,414

        Rent expense was $1,689,000, $1,553,000 and $1,455,000 for fiscal 2007, 2006, and 2005, respectively.

        Lease Guarantee. In connection with the fiscal 2004 asset sale of DVDPlanet, Planet Entertainment assumed the obligations under DVDPlanet’s leases for its retail store and various other liabilities related to the assets being acquired and its parent Infinity Resources guaranteed Planet Entertainment’s obligations. We remain a guarantor in the event that Planet Entertainment and Infinity default on their financial obligations under the lease. The remaining payments under the lease total approximately $89,000 through December 2007.

        Employment Agreements. Future contractual obligations under employment agreements totaled $2,469,000 and $1,293,000 for fiscal years ending March 31, 2008 and 2009, respectively.

        Other. At March 31, 2007, our future obligations by year for royalty advances, minimum royalty guarantees and exclusive distribution fee guarantees under the terms of our existing licenses and exclusive distribution agreements, respectively, are as follows:

Fiscal	Amount
(In thousands)
2008	$4,804
2009	2,178

$6,982

        Legal Proceedings. On April 10, 2007, a purported class action shareholder complaint entitled Henzel v. Image Entertainment, Inc., et al. was filed against Image and certain of its officers and members of its board of directors in the Superior Court of the State of California, County of Los Angeles. The named plaintiff proposes to represent a class of Image’s stockholders and claims, among other things, that in connection with the proposed business combination transaction with BTP, the directors breached their fiduciary duties of due care, good faith and loyalty by failing to maximize stockholder value and by creating deterrents to third party offers. Among other things, the complaint seeks class action status, and a court order enjoining the consummation of the merger and directing the defendants to take appropriate steps to maximize stockholder value. While the lawsuit is in its preliminary stage, we believe that the claims in the lawsuit are without merit and intend to vigorously defend it.

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

Note 13. Shareholders’ Equity.

        Convertible Note Payable in Image Common Stock. On August 30, 2006, we signed a Convertible Note with Portside Growth and Opportunity Fund for gross proceeds of $17 million convertible into 4,000,000 shares of our common stock valued at $4.25 per share. See “Note 5. Long-Term Debt Private Placement of Senior Convertible Note and Warrant.”

        Agreement to Issue Common Stock. On August 11, 2006, we entered into an agreement to issue 3,400,000 restricted shares of our common stock in exchange for the rights to distribute selected titles for Relativity Media. In order to secure Relativity’s performance under our agreement, we have been granted a security interest in the shares pursuant to a security agreement, the shares have been pledged to us pursuant to a stock pledge agreement, and a restrictive legend will be placed on the stock certificates representing the shares restricting their transfer until designated title delivery, box office performance, financial and/or payment requirements are met. To date, Relativity has not provided us the first titles to be released under the agreement and to date, we have not physically issued the shares to Relativity. See “Note 4. Exclusive Distribution Agreement with Relativity Media and Planned Issuance of Common Shares.”

76	Image Entertainment, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        On August 16, 2006, in connection with the Relativity agreement, we issued a warrant to a third party exclusive rights finder. The term of the warrant is 4.37 years and has a strike price of $3.81, the closing price of our common stock on the date of grant. The fair value of the warrant was $194,000, using the Black-Scholes valuation model. The warrant has been converted via cashless exercise into 11,230 shares of our common stock as of June 12, 2007. We have capitalized the fair value of the warrant as a component of other assets with a corresponding credit to additional paid in capital. We will amortize the asset to cost of sales over the related revenues generated from the Relativity titles.

        Fiscal 2005 Private Placement of Image Common Stock. On December 20, 2004, we sold 2,904,763 shares of our common stock in a private placement at $5.25 per share for gross proceeds of $15.25 million. We also issued three-year warrants to the investors to purchase up to 726,189 shares at $6.56 per share. The warrants are currently exercisable. The expenses of the private placement were approximately $1,052,000, which includes the cash fee paid to our exclusive placement agent, and legal, accounting and other related expenses. We also issued the placement agent a three-year warrant to purchase up to 58,095 shares of common stock on the same terms as the investors, except this warrant includes a cashless exercise provision. We used the net proceeds of the transaction to pay down outstanding obligations under our credit facility with Wells Fargo Foothill, Inc. The remaining proceeds were used for working capital and general corporate purposes, including content acquisition.

        Stock Awards, Options and Warrants. In September 2004, our shareholders approved an incentive compensation plan (the “2004 Plan”) pursuant to which an additional 1,000,000 shares of our common stock were made available for annual incentive and specific performance awards, including options. The 2004 Plan provides for awards to our employees and directors. Options (incentive as well as non-qualified), restricted stock units, stock appreciation rights, performance share awards, stock bonuses and stock units can be awarded under the 2004 Plan. The limitation on overall number of shares of stock reserved and available for delivery in connection with awards under the 2004 Plan shall be the sum of 1,000,000 shares, plus the number of shares with respect to awards previously granted under the 2004 Plan that terminate without being exercised, expire, are forfeited or canceled, and the number of shares of stock that are surrendered in payment of any awards, or any tax withholding with regard thereto. The 2004 Plan requires that the exercise price for any incentive or non-qualified option be at least 100% of the closing price of our common stock on the date such option is granted. The maximum term allowed for an option is 10 years and a stock unit shall either vest or be forfeited not more than 10 years from the date of grant.

        In October 2006, an aggregate of 19,104 shares of restricted stock units were granted to our directors under our 2004 Plan, and subsequently 3,184 restricted stock units were cancelled due to a director resignation. In October 2006, we began amortizing the fair value of the restricted stock units as of the date of grant of $55,000 ratably over the one-year vesting period. In January 2007, an aggregate of 10,000 shares of restricted stock units were granted to our newly hired officer under our 2004 Plan. In January 2007, we began amortizing the total value of $35,000 for the restricted stock units on the date of grant ratably over the three-year vesting period. These restricted stock units were payable solely in common shares. Compensation expense relating to these stock units for fiscal 2007 was approximately $26,000.

        In July 1999 and 1998, an aggregate of 91,662 and 88,359 shares, respectively, of restricted stock units were granted to our officers under our 1998 incentive plan. These grants vested annually in increments of 20% over the five-year period commencing June 30, 2000 and 1999, respectively. There were no restricted stock units granted to officers during fiscal 2001 through 2006. These restricted stock units were payable solely in shares. We amortized the total value of the restricted stock units on the date of grant ($622,000 for the fiscal 2000 grant and $592,000 for the fiscal 1999 grant) ratably over the five-year vesting period as compensation expense. Compensation expense relating to these stock units for fiscal 2005 was approximately $25,000.

Image Entertainment, Inc.	77

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        See “Note 1. Basis of Presentation and Summary of Significant Accounting Policies – Stock Options” regarding our acceleration of vesting of all outstanding unvested stock options on March 29, 2006.

        Stock option transactions, including our former plans, for the three years ended March 31, 2007, are as follows:

(In thousands, except per share data)	Shares	Per Share Price Range	Weighted Average Price Per Share
Outstanding, March 31, 2004	1,597	$1.68-8.75	$4.752
Granted	1,156	3.74-5.43	3.980
Exercised	(36)	1.68-3.75	2.640
Canceled	(273)	1.75-8.75	6.880

Outstanding, March 31, 2005	2,444	1.68-7.94	4.180
Granted	403	2.94-5.36	3.362
Exercised	(3)	1.75	1.750
Canceled	(198)	3.80-7.75	7.099

Outstanding, March 31, 2006	2,646	1.68-7.94	3.782
Granted	5	3.55	3.550
Exercised	(10)	1.68-1.75	1.715
Canceled	(212)	3.55-7.94	6.615

Outstanding, March 31, 2007	2,429	1.68-6.67	$3.547

        Of the options reflected as outstanding on March 31, 2007, options to purchase approximately 2,429,000 shares of common stock were exercisable. At March 31, 2007, there were approximately 256,000 shares of common stock available for new awards, including stock options, to our directors and employees.

        The following table summarized significant ranges of outstanding and exercisable options at March 31, 2007:

	Options Outstanding and Exercisable
Range of Exercise Prices	Shares (In thousands)	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price
Under $2.00	439	5.0	$1.758
$2.01 to $4.00	1,690	6.9	3.643
$4.01 to $6.00	190	7.5	5.021
$6.01 to $8.00	110	2.0	6.668

	2,429

        The following table summarized significant ranges of outstanding and exercisable warrants at March 31, 2007:

	Warrants Outstanding and Exercisable
Range of Exercise Prices	Shares (In thousands)	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price
$2.04	100	0.98	$2.04
$3.81	100	3.76	3.81
$4.25	1,000	4.42	4.25
$6.56	784	0.72	6.56

	1,984

        Stockholder Rights Plan. On October 31, 2005, we adopted a stockholder rights plan. The plan is intended to protect the interests of the stockholders from coercive, abusive or unfair takeover tactics. We believe the rights plan represents a sound and reasonable means of addressing the complex issues of corporate policies. Issuance of the rights does not in any way adversely affect our financial strength or interfere with our business plan. The issuance of the rights has no dilutive effect, will not affect reported earnings per share, is not taxable to the company or to stockholders, and will not change the way in which stockholders can trade our shares. The rights will only become exercisable upon the occurrence of certain triggering events, and are then intended to operate to protect stockholders against being deprived of their rights so they can share in the full measure of our long-term potential.

        Shelf Registrations. We continue to seek out viable acquisition targets to enhance our library of exclusive programming, distribution channels and sources of revenue. On September 23, 2005, we filed a shelf registration statement that gives us the ability to sell our common stock in one or more offerings to raise cash for acquisitions, debt repayment or working capital and other general corporate purposes. We also filed an acquisition shelf registration statement with the Securities and Exchange Commission to ensure that registered shares of our common stock are available to use as consideration in connection with our acquisition of the assets, businesses or securities of other companies, whether by purchase, merger or other form of business combination. The shares may be offered in separate transactions or, in the aggregate, in a single transaction.

78	Image Entertainment, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14. Net Earnings (Loss) per Share Data.

        The following is a reconciliation of the numerators and denominators used in computing basic and diluted net earnings (loss) per share for the three years ended March 31, 2007:

(In thousands, except per share data)	2007	2006	2005
Net earnings (loss) - basic and diluted numerator	$(12,611)	$(207)	$5,127

Weighted average common shares outstanding - basic denominator	21,482	21,273	19,100
Effect of dilutive securities	--	--	812

Weighted average common shares outstanding - diluted denominator	21,482	21,273	19,912

Net earnings (loss) per share:

Basic net earnings (loss) per share	$(.59)	$(.01)	$.27

Diluted net earnings (loss) per share	$(.59)	$(.01)	$.26

        Outstanding common stock options and warrants not included in the computation of diluted net earnings (loss) per share totaled 2,429,000, 2,538,000 and 1,443,000, respectively, for the years ended March 31, 2007, 2006 and 2005 as their effect would be antidilutive.

Note 15. Income Taxes.

        Income tax expense (benefit) for the years ended March 31, 2007, 2006 and 2005, are summarized as follows:

(In thousands)	2007	2006	2005
Current
Federal	$(22)	$(39)	$54
State	30	5	30
Foreign	35	61	78

	43	27	162

Deferred
Federal	--	--	--
State	--	--	--

	--	--	--

Total Tax Expense	$43	$27	$162

        The tax effects of temporary differences that give rise to a significant portion of the net deferred tax assets at March 31, 2007 and 2006, are presented below:

(In thousands)	2007	2006
Deferred tax assets:
Provision for lower of cost or market inventory write downs	$1,140	$1,159
Net operating loss carryforwards	5,944	2,763
Allowance for sales returns	1,596	1,692
Allowance for doubtful accounts receivable	52	64
Tax credits	949	945
Write-down of royalty and distribution fee advances	321	--
Other	582	526

Deferred tax assets	10,584	7,149
Less valuation allowance	(10,034)	(5,991)

Deferred tax assets	550	1,158

Deferred tax liabilities:
Depreciation and amortization	(534)	(742)
Write downs of royalty advances	--	(400)
Other	(16)	(16)

Deferred tax liabilities	(550)	(1,158)

Net deferred tax assets	$--	$--

Image Entertainment, Inc.	79

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        SFAS No. 109 requires that we assess the likelihood that our deferred tax assets are realizable, and to the extent that it is more likely than not that all, or a portion, of such deferred tax assets will not be realized, a valuation allowance, increasing tax expense for the year, must be established. We have had pretax losses in five of our last six years and accordingly maintain a valuation allowance against 100% of our net deferred assets.

        Even though we have fully reserved our net deferred tax assets, we would still be able to utilize them to reduce future income taxes payable should we have future earnings. To the extent such deferred tax assets relate to net operating loss (“NOL”) carryforwards, the ability to use such NOL carryforwards against future earnings will be subject to applicable carryforward periods.

        As of March 31, 2007, we had NOL carryforwards for Federal and state income tax purposes of $16,653,000 and $4,837,000 , respectively, which are available to offset future taxable income through 2027 and 2017, respectively.

        Expected income tax expense (benefit) based on Federal statutory rates for the three years ended March 31, 2007, differed from actual tax expense (benefit) as follows:

(In thousands, except per share data)	2007	2006	2005
Expected income tax expense (benefit)	$(4,273)	$(61)	$1,798
State income tax expense (benefit), net of Federal benefit	(284)	14	128
Change in valuation allowance	4,139	17	(1,894)
Non-deductible expenses	49	49	51
Other	412	8	79

	$43	$27	$162

Note 16. Other Items – Statements of Operations.

Fourth Quarter Adjustments

        Fiscal 2007. During the fourth quarter we wrote-off $2.2 million of asset net book value relating to our distribution agreement with Source Entertainment which filed for bankruptcy protection in May 2007.

        Additionally, during the fourth quarter we incurred $1.2 million in legal, investment banking and other expenses associated with negotiating the BTP agreement to acquire Image.

        Fiscal 2006. During the fourth quarter we reversed an overaccrual of music publishing liabilities on a DVD series. During the fourth quarter we were notified by a content holder that the actual negotiated music publishing rate for DVD titles licensed from this content supplier was lower than the rate at which we accrued. Without the actual rate known at the time of release of the related DVDs, we accrue music publishing liability at the estimated maximum rate as we sell the programs. Accordingly, we reversed approximately $562,000 in accrued music publishing as a credit to cost of sales during the fourth quarter to reflect the comparably lower actual negotiated music publishing rate.

        Fiscal 2005. During the fourth quarter we reduced estimated publishing liabilities relating to our international distribution of DVDs through subdistributors. Approximately $499,000 was recorded as non-recurring, noncash, pretax credit to cost of sales in the accompanying consolidated statement of operations for fiscal 2005. Our joint venture Aviva International, LLC was dissolved and Sony BMG became responsible for publishing for the European territories under our sublicense agreement.

Note 17. Employee Benefit Plan.

        We have a 401(k) savings plan covering substantially all of our employees. Eligible employees may contribute through payroll deductions. We match employees’ contributions at the rate of 50% of the first 4% of salary contributed. Our 401(k) savings plan matching expenses for fiscal 2007, 2006 and 2005 were $117,000, $120,000 and $143,000, respectively.

80	Image Entertainment, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18. Segment Information.

        In accordance with the requirements of SFAS No. 131, Disclosures about Segments of and Enterprises and Related Information, selected financial information regarding our reportable business segments, domestic and international, are presented below. Domestic wholesale distribution of home entertainment programming on DVD accounted for approximately 90% of our net revenue for fiscal 2007, 87% for fiscal 2006 and 85% for fiscal 2005. Management currently evaluates segment performance based primarily on net revenues, operation costs and expenses and income (loss) before income taxes. Interest income and expense is evaluated on a consolidated basis and not allocated to our business segments.

For the Year Ended March 31, 2007:

	2007
(In thousands)	Domestic	International	Inter-segment Eliminations	Consolidated
NET REVENUES	$96,656	$3,095	$--	$99,751
OPERATING COSTS AND EXPENSES	107,373	2,512	--	109,885

EARNINGS (LOSS) FROM OPERATIONS	(10,717)	583	--	(10,134)
OTHER EXPENSES (INCOME)	2,434	--	--	2,434

EARNINGS (LOSS) BEFORE INCOME TAXES	$(13,151)	$583	$--	$(12,568)

For the Year Ended March 31, 2006:

	2006
(In thousands)	Domestic	International	Inter-segment Eliminations	Consolidated
NET REVENUES	$108,667	$3,235	$--	$111,902
OPERATING COSTS AND EXPENSES	108,409	2,969	--	111,378

EARNINGS FROM OPERATIONS	258	266	--	524
OTHER EXPENSES	704	--	--	704

EARNINGS (LOSS) BEFORE INCOME TAXES	$(446)	$266	$--	$(180)

For the Year Ended March 31, 2005:

	2005
(In thousands)	Domestic	International	Inter-segment Eliminations	Consolidated
NET REVENUES	$113,219	$5,164	$--	$118,383
OPERATING COSTS AND EXPENSES	108,274	4,106	--	112,380

EARNINGS FROM OPERATIONS	4,945	1,058	--	6,003
OTHER EXPENSES (INCOME)	735	15	(36)	714

EARNINGS BEFORE INCOME TAXES	$4,210	$1,043	$36	$5,289

	As of March 31,
(In thousands)	2007	2006
TOTAL ASSETS:
DOMESTIC	$89,900	$86,950
INTERNATIONAL	796	725

CONSOLIDATED TOTAL ASSETS	$90,696	$87,675

Image Entertainment, Inc.	81

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19. Quarterly Financial Data. (Unaudited)

Summarized quarterly consolidated financial data for fiscal 2007 and 2006 is as follows:

	Quarter Ended
	June 30,		September 30,		December 31,		March 31,
(In thousands, except per share data)	2006	2005	2006	2005	2006	2005	2007	2006
Net revenues	$22,347	$18,586	$22,842	$23,737	$24,360	$39,171	$30,202	$30,408
Earnings (loss) before income tax	(2,314)	(1,652)	(3,791)	(613)	(3,456)	2,357	(3,007)[3]	(272)[2]
Net earnings (loss)	$(2,314)	$(1,652)	$(3,791)	$(613)	$(3,456)	$2,341	$(3,050)	$(283)
Net earnings (loss) per share[1] -
Basic and diluted	$(.11)	$(.08)	$(.18)	$(.03)	$(.16)	$.11	$(.14)	$(.01)
Weighted average common shares used in computation of net
earnings (loss) per share:
Basic and diluted	21,296	21,252	21,478	21,252	21,577	21,290	21,577	21,296
Diluted	21,296	21,252	21,478	21,252	21,577	21,763	21,577	21,296

[1]	Net earnings (loss) per share are computed independently for each of the quarters represented in accordance with SFAS No. 128. Therefore, the sum of the quarterly net earnings (loss) per share may not equal the total computed for the fiscal year or any cumulative interim period.
[2]	Includes a $562,000 credit to cost of sales from the reversal of an overaccrual for music publishing liabilities associated with a DVD series.
[3]	Includes a $2.2 million write-off of assets relating to our distribution agreement with Source Entertainment, Inc. which filed for bankruptcy protection in May 2007 and $1.2 million in legal, investment banking and other expenses associated with negotiating the BTP agreement to acquire Image in fiscal 2007.

82	Image Entertainment, Inc.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A. CONTROLS AND PROCEDURES

        As of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic Securities and Exchange Commission reports.

        There have been no changes in our internal controls over financial reporting or in other factors that has materially affected, or is reasonably likely to materially affect, those controls subsequent to the date of this most recent evaluation.

ITEM 9B. OTHER INFORMATION

        None.

Image Entertainment, Inc.	83

PART III

        The information required by Items 10 through 14 of Part III is incorporated herein by reference to our definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A for our 2007 Annual Meeting of Stockholders. Such Proxy Statement involves the election of directors and we tentatively plan to file such Proxy Statement no later than 120 days after our 2007 fiscal year end. If the Proxy Statement is not filed with the SEC within such 120-day period, the items comprising the Part III information will be filed as an amendment to this Annual Report no later than the end of the 120-day period.

        Our Code of Ethics Policy which is applicable to all employees including our principal executive officer, principal financial officer and principal accounting officer, as well as our Insider Trading Policy, Corporate Governance Guidelines, the written Charters for our Audit, Compensation, and Nominations and Governance Committees, and periodic and current reports filed with the SEC are available on our website www.image-entertainment.com, and are available in print to any shareholder upon request. Such information is incorporated herein by reference.

84	Image Entertainment, Inc.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

THE FOLLOWING DOCUMENTS ARE FILED AS A PART OF THIS REPORT.	Page

(a)	Financial Statements:
	Report of Independent Registered Public Accounting Firm	56
	Consolidated Balance Sheets as of March 31, 2007 and 2006	57
	Consolidated Statements of Operations for the years ended
	March 31, 2007, 2006 and 2005	59
	Consolidated Statements of Shareholders’ Equity for the years ended
	March 31, 2007, 2006 and 2005	60
	Consolidated Statements of Cash Flows for the years ended
	March 31, 2007, 2006 and 2005	61
	Notes to Consolidated Financial Statements	64

(b)	Financial Statement Schedule:
	Schedule II - Valuation and Qualifying Accounts	89
(c)	Exhibits:

2.1	Agreement and Plan of Merger, dated as of March 29, 2007, among BTP Acquisition Company, LLC a Delaware limited liability company, IEAC, Inc., a Delaware corporation and a wholly-owned subsidiary of BTP Acquisition Company, LLC, and the Registrant. Filed as Exhibit 2.1 to the Registrant’s Form 8-K dated April 2, 2007, and incorporated by reference herein.

3.1	Certificate of Incorporation. Filed as Exhibit B of Appendix B of the Registrant’s Proxy Statement dated July 29, 2005, as amended by a certificate of correction as reflected in the Registrant’s Form 8-K filed on May 15, 2006, each incorporated by reference herein.

3.2	Bylaws. Filed as Exhibit C of Appendix B of the Registrant’s Proxy Statement dated July 29, 2005, and incorporated by reference herein.

4.1	Specimen Common Stock certificate. Filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-3/A (No. 333-128487), effective October 21, 2005, and to the Registrant’s Registration Statement on Form S-3 (No. 333-138701), effective December 13, 2006, and incorporated by reference herein.

4.2	Rights Agreement dated as of October 31, 2005, by and between the Registrant and Computershare Trust Company, Inc. Filed as Exhibit 4.1 to the Registrant’s Form 8-K/A dated November 2, 2005, and incorporated by reference herein.

4.2(a)	Amendment No. 1 to Rights Agreement, dated as of March 29, 2007, by and between the Registrant and Computershare Trust Company, N.A., a Delaware corporation, as Rights Agent. Filed as Exhibit 4.1 to the Registrant’s Form 8-K dated April 2, 2007, and incorporated by reference herein.

4.3	Securities Purchase Agreement, dated as of August 30, 2006, between the Registrant and the buyers named therein. Filed as Exhibit 10.1 to the Registrant’s Form 8-K dated August 31, 2006, and incorporated by reference herein.

4.4	Registration Rights Agreement, dated as of August 30, 2006, between the Registrant and the buyers named therein. Filed as Exhibit 10.4 to the Registrant’s Form 8-K dated August 31, 2006, and incorporated by reference herein.

Image Entertainment, Inc.	85

4.5	Form of Senior Convertible Note. Filed as Exhibit 10.2 to the Registrant’s Form 8-K dated August 31, 2006, and incorporated by reference herein.

4.6	Form of Warrant. Filed as Exhibit 10.3 to the Registrant’s Form 8-K dated August 31, 2006, and incorporated by reference herein.

4.7	Amendment and Exchange Agreement, dated November 10, 2006, by and between the Registrant and Portside Growth and Opportunity Fund. Filed as Exhibit 4.6 to the Registrant’s Registration Statement on Form S-3 (No. 333-138701), effective December 13, 2006, and incorporated by reference herein.

4.8	Warrant Issued Pursuant to Amendment and Exchange Agreement. Filed as Exhibit 4.7 to the Registrant's Registration Statement on Form S-3 (No. 333-138701), effective December 13, 2006, and incorporated by reference herein.

10.1	Amended and Restated Loan and Security Agreement, dated as of August 10, 2005, by and between the Registrant and Wells Fargo Foothill, Inc. Filed as Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2005, and incorporated by reference herein.

10.2	Amendment No. 1 to Amended and Restated Loan and Security Agreement, dated as of November 3, 2005, by and between the Registrant and Wells Fargo Foothill, Inc. Filed as Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended September 30, 2005, and incorporated by reference herein.

10.3	Amendment No. 2 to Amended and Restated Loan and Security Agreement, dated as of June 23, 2006, by and between the Registrant and Wells Fargo Foothill, Inc. Filed as Exhibit 10.3 to the Registrant’s Form 10-K for the fiscal year ended March 31, 2006, and incorporated by reference herein.

10.4	Amendment No. 3 to Amended and Restated Loan and Security Agreement, dated as of August 9, 2006, by and between the Registrant and Wells Fargo Foothill, Inc. Filed as Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2006, and incorporated by reference herein.

10.5	Amendment No. 4 to Amended and Restated Loan and Security Agreement, dated as of November 13, 2006, by and between the Registrant and Wells Fargo Foothill, Inc. Filed as Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended September 30, 2006, and incorporated by reference herein.

10.6	Amendment No. 5 to Amended and Restated Loan and Security Agreement, dated as of January 11, 2007, by and between the Registrant and Wells Fargo Foothill, Inc. Filed as Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended December 31, 2006, and incorporated by reference herein.

10.7	Amendment No. 6 to Amended and Restated Loan and Security Agreement, dated as of January 11, 2007, by and between the Registrant and Wells Fargo Foothill, Inc. Filed as Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended December 31, 2006, and incorporated by reference herein.

10.8	Warrant, dated March 24, 2003, between the Registrant and Image Investors Co. Filed as Exhibit 99.2 to the Registrant’s Form 8-K dated March 26, 2003, and incorporated by reference herein.

10.9†	Employment Agreement, dated as of April 1, 2004, between the Registrant and Martin W. Greenwald. Filed as Exhibit 10.42 to the Registrant’s Form 10-K for the fiscal year ended March 31, 2004, and incorporated by reference herein.

86	Image Entertainment, Inc.

10.9(a)†	Amendment No. 1 to Employment Agreement, dated as of June 1, 2004, by and between the Registrant and Martin W. Greenwald. Filed as Exhibit 10.42(a) to the Registrant’s Form 10-K for the fiscal year ended March 31, 2004, and incorporated by reference herein.

10.9(b)†	Amendment to Employment Agreement, dated as of March 29, 2007, by and between the Registrant and Martin W. Greenwald. Filed as Exhibit 10.1 to the Registrant’s Form 8-K dated April 2, 2007, and incorporated by reference herein.

10.9(c)†	Amendment to Employment Agreement, dated as of May 31, 2007, by and between the Registrant and Martin W. Greenwald. Filed as Exhibit 10.1 to the Registrant’s Form 8-K dated June 1, 2007, and incorporated by reference herein.

10.10†	Employment Agreement, dated as of April 1, 2004, between the Registrant and David A. Borshell. Filed as Exhibit 10.43 to the Registrant’s Form 10-K for the fiscal year ended March 31, 2004, and incorporated by reference herein.

10.10(a)†	Amendment to Employment Agreement, dated as of March 29, 2007, by and between the Registrant and David Borshell. Filed as Exhibit 10.2 to the Registrant’s Form 8-K dated April 2, 2007, and incorporated by reference herein.

10.10(b)†	Amendment to Employment Agreement, dated as of May 31, 2007, by and between the Registrant and David Borshell. Filed as Exhibit 10.2 to the Registrant’s Form 8-K dated June 1, 2007, and incorporated by reference herein.

10.11†	Employment Agreement, dated as of April 1, 2004, between the Registrant and Jeff M. Framer. Filed as Exhibit 10.44 to the Registrant's Form 10-K for the fiscal year ended March 31, 2004, and incorporated by reference herein.

10.11(a)†	Amendment to Employment Agreement, dated as of March 29, 2007, by and between the Registrant and Jeff Framer. Filed as Exhibit 10.3 to the Registrant’s Form 8-K dated April 2, 2007, and incorporated by reference herein.

10.11(b)†	Amendment to Employment Agreement, dated as of May 31, 2007, by and between the Registrant and Jeff Framer. Filed as Exhibit 10.3 to the Registrant’s Form 8-K dated June 1, 2007, and incorporated by reference herein.

10.12†	Employment Agreement, dated as of January 22, 2007, between the Registrant and Jeffrey Fink. Filed as Exhibit 10.3 to the Registrant’s Form 10-Q for the quarter ended December 31, 2006, and incorporated by reference herein.

10.13	Form of Purchase Agreement, dated December 20, 2004, between the Registrant and investors. Filed as Exhibit 99.1 to the Registrant’s Form 8-K dated December 21, 2004, and incorporated by reference herein.

10.14	Form of Warrant, dated December 20, 2004, between the Registrant and investors. Filed as Exhibit 99.2 to the Registrant’s Form 8-K dated December 21, 2004, and incorporated by reference herein.

10.15†	Image Entertainment, Inc. 2004 Incentive Compensation Plan. Filed as Exhibit A to the Registrant’s Notice of Annual Meeting and Proxy Statement dated July 29, 2004, and incorporated herein by this reference.

10.16†	Egami Media, Inc. 2005 Incentive Compensation Plan. Filed as Exhibit 10.14 to the Registrant’s Form 10-K for the fiscal year ended March 31, 2005, and incorporated by reference herein.

10.17†	Form of Indemnification Agreement, between the Registrant and its directors and officers. Filed as Exhibit 10.1 to the Registrant’s Form 8-K dated October 24, 2005, and incorporated by reference herein.

Image Entertainment, Inc.	87

10.18	Form of Stock Unit Award Grant Notice and Agreement for the Image Entertainment, Inc. 2004 Incentive Compensation Plan. Filed as Exhibit 10.4 to the Registrant’s Form 10-Q for the quarter ended December 31, 2006, and incorporated by reference herein.

10.19	Form of Option Agreement Amendment, between the Registrant and its optionees. Filed as Exhibit 10.1 to the Registrant’s Form 8-K dated March 29, 2006, and incorporated by reference herein.

10.20	Form of Support Agreement by and between BTP Acquisition Company, LLC, a Delaware limited liability company, and certain of the Registrant’s stockholders. Filed as Exhibit 99.2 to the Registrant’s Form 8-K dated April 2, 2007, and incorporated by reference herein.

10.21*	Loan and Security Agreement, dated as of May 4, 2007, by and between Wachovia Capital Finance Corporation (Western) and the Registrant.

14.1	Code of Ethics Policy, dated November 1, 2003. Filed as Exhibit 10.45 to the Registrant’s Form 10-K for the fiscal year ended March 31, 2004, and incorporated by reference herein.

21*	Subsidiaries of the Registrant.

23.1*	Consent Letter of BDO Seidman LLP, Independent Registered Public Accounting Firm.

31.1*	Certification by the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification by the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification by the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Exhibit(s) not previously filed with the Securities and Exchange Commission.
†	Management Contracts, Compensatory Plans or Arrangements.

88	Image Entertainment, Inc.

SCHEDULE II
– Valuation and Qualifying Accounts –
For the Years Ended March 31, 2007, 2006 and 2005

	Allowance for Doubtful Accounts
(In thousands)	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Amounts Written-Off	Balance at End of Year
For the Year Ended March 31, 2007:	$177	$476	$(520)	$133

For the Year Ended March 31, 2006:	$240	$1,605	$(1,668)	$177

For the Year Ended March 31, 2005:	$1,002	$41	$(803)	$240

	Allowance for Sales Returns
(In thousands)	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Amounts Written-Off	Balance at End of Year
For the Year Ended March 31, 2007:	$8,995	$28,719	$(28,891)	$8,823

For the Year Ended March 31, 2006:	$8,406	$31,715	$(31,126)	$8,995

For the Year Ended March 31, 2005:	$6,411	$30,457	$(28,462)	$8,406

	Allowance for Deferred Tax Assets
(In thousands)	Balance at Beginning of Year	Additions	Deletions	Balance at End of Year
For the Year Ended March 31, 2007:	$5,991	$4,043	$--	$10,034

For the Year Ended March 31, 2006:	$5,406	$585	$--	$5,991

For the Year Ended March 31, 2005:	$7,987	$--	$(2,581)	$5,406

Reconciliation to Consolidated Balance Sheets

	At March 31,
(In thousands)	2007	2006
Allowance for Doubtful Accounts:
Balance at End of Year	$133	$177
Allowance for Sales Returns:
Balance at End of Year	8,823	8,995

Allowances	$8,956	$9,172

Image Entertainment, Inc.	89

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMAGE ENTERTAINMENT, INC.
A Delaware corporation
Dated: June 29, 2007	/s/ MARTIN W. GREENWALD
MARTIN W. GREENWALD
Chairman of the Board, President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: June 29, 2007	/s/ MARTIN W. GREENWALD
MARTIN W. GREENWALD
Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)
Dated: June 29, 2007	/s/ JEFF M. FRAMER
JEFF M. FRAMER
Chief Financial Officer (Principal Financial and Accounting Officer)
Dated: June 29, 2007	/s/ DAVID CORIAT
DAVID CORIAT
Director
Dated: June 29, 2007	/s/ IRA EPSTEIN
IRA EPSTEIN
Director
Dated: June 29, 2007	/s/ GARY HABER
GARY HABER
Director
Dated: June 29, 2007	/s/ M. TREVENEN HUXLEY
M. TREVENEN HUXLEY
Director
Dated: June 29, 2007	/s/ ROBERT J. MCCLOSKEY
ROBERT J. MCCLOSKEY
Director

90	Image Entertainment, Inc.