Form 10-K/A
period 2007-03-31
IMAGE ENTERTAINMENT INC
filed 2007-07-27
CIK 216324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-K/A
(Amendment No. 1)

|X|	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the Fiscal Year Ended March 31, 2007

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the Transition Period from ______________ To ___________

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO [ ]

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one): Large Accelerated filer  [ ]          Accelerated Filer  [ ]          Non- Accelerated Filer  |X|

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO |X|

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

        The number of shares outstanding of the registrant's common stock as of July 16, 2007: 21,736,598

DOCUMENTS INCORPORATED BY REFERENCE

None.

IMAGE ENTERTAINMENT, INC.
Annual Report on Form 10-K/A (Amendment No. 1)
For The Fiscal Year Ended March 31, 2007

Explanatory Note

        The purpose of this Form 10-K/A is to amend Part III, Items 10 through 14, of the Annual Report on Form 10-K for the fiscal year ended March 31, 2007 of Image Entertainment, Inc. ("we," "us," "our," or "Image"), which was filed with the Securities and Exchange Commission ("SEC") on June 29, 2007 (the "2007 Form 10-K"). Form 10-K General Instruction G(3) requires the information contained herein be included in the Form 10-K filing or incorporated by reference from our definitive Proxy Statement if such statement is filed no later than 120 days after our last fiscal year end. We do not expect to file a definitive Proxy Statement containing the above referenced items within such 120-day period and therefore the Part III information is filed hereby as an amendment to our 2007 Form 10-K.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

        The following persons are members of our board of directors ("Board"). Each successor director shall hold office for a three-year term, until a successor is duly elected and qualified or until his earlier death, resignation or removal from office. The directors were elected into the classes below at the 2006 Annual Meeting and will serve for an initial term of one year for Class I directors, two years for Class II directors and three years for Class III directors. The directors will be up for election at the 2007 Annual Meeting for Class I directors, 2008 Annual Meeting for Class II directors and 2009 Annual Meeting for Class III directors.

Name	Director Class	Age	Principal Occupation and Business Experience During Past Five Years and Other Directorships
Martin W. Greenwald	III	65	Mr. Greenwald has served as our Chairman of the Board, President and Chief Executive Officer
			since 1981. During his tenure, we have transitioned from a leading independent laserdisc
			distributor, to a leading independent DVD distributor, and a cutting edge supplier of digital
			home entertainment. Mr. Greenwald was previously involved with the Digital Video Disc Group
			(now known as the Digital Entertainment Group), and previously chaired the Laserdisc
			Association/Optical Video Disc Association. He has been a guest lecturer at the USC Marshall
			School of Business and UCLA Anderson School of Management, and has been a guest speaker or
			panelist at numerous home video entertainment events. From 1990 to 1998, Mr. Greenwald served
			on the board of directors of The Entertainment Industry Foundation. He has been honored with
			the Visionary Award from the Entertainment AIDS Alliance, has served as director of the
			Permanent Charities Committee of the Entertainment Industries, and is an active supporter of
			Cedars Sinai Hospital's United Hostesses Charities and Didi Hirsch Community Mental Health
			Centers. Mr. Greenwald is a graduate of Fairleigh Dickinson University.
David Coriat	II	57	Mr. Coriat has served as a member of our Board since 2005. Since 1986, Mr. Coriat has served
			as Executive Vice President, Chief Financial Officer and director of Standard Broadcasting
			Corporation Limited, the largest privately-owned multi-media company in Canada and one of our
			largest stockholders. Prior to joining Standard Broadcasting, Mr. Coriat enjoyed a successful
			career with an international accounting firm providing accounting advice to financial
			institutions, performing special investigations, feasibility studies and computer conversions.
			Mr. Coriat also served as chairman of Entertainment One Income Fund, in which Standard
			Broadcasting was a large shareholder.
Ira Epstein	II	75	Mr. Epstein has served as a member of our Board since 1990. Mr. Epstein is an entertainment
			attorney representing high-profile clients in the television and motion picture industries, as
			well as related businesses throughout the entertainment industry. Mr. Epstein has been Of
			Counsel to the international law firm of Greenberg Traurig, LLP since June 2002. From 1993 to
			June 2002, he was Of Counsel to the Beverly Hills entertainment law firm Weissmann, Wolff,
			Bergman, Coleman, Silverman & Holmes, LLP. From 1975 to 1993, Mr. Epstein was the managing
			partner of the entertainment law firm Cooper, Epstein & Hurewitz. He has held officer and
			director positions in numerous corporations, formerly served as a Member of the Board of
			Trustees of the San Diego Arts Performance League, currently serves as a member of the Board of
			Directors of the North Coast Repertory Company, where he served as Vice President prior to
			serving as President for the past four years, and serves as a member of the San Dieguito
			Planning Group, the North San Diego zoning and land use advisory group to the San Diego Board
			of Supervisors. Mr. Epstein obtained his J.D. from University of Nebraska College of Law, and
			was a Captain in the Judge Advocate General Air Force.
Gary Haber	III	61	Mr. Haber has served as a member of our Board since 2005. Mr. Haber is a respected 30-year
			entertainment industry Certified Public Accountant. Since its founding in 1977, Mr. Haber has
			served as principal of Haber Corporation, providing financial and business management services
			to top internationally-recognized artists in the music and entertainment industry. Haber
			Corporation also offers a variety of other services, including royalty participation
			accounting, royalty compliance audits, publishing administration, concert tour accounting, and
			valuations of copyrights and masters. Mr. Haber has frequently spoken at the Southern Regional
			Entertainment and Sports Law Seminar, and guest lectured at UCLA. He serves as President of
			the Nashville Screenwriters Conference, Treasurer and a member of the Board of Directors of the
			Association of Independent Music Publishers (AIMP), and serves on the Boards of Directors of
			the Alliance of Artists Recording Companies (AARC), and the Academy of Country Music. Mr.
			Haber has a B.S. in Accounting from Long Island University.

Name	Director Class	Age	Principal Occupation and Business Experience During Past Five Years and Other Directorships
M. Trevenen Huxley	I	55	Mr. Huxley is a leading digital media consultant who has served as a member of our Board since
			1998 and as a consultant for our digital rights subsidiary, Egami Media, Inc. ("Egami"), from
			April 2005 through November 2006. In 1990, Mr. Huxley co-founded Muze Inc., which became the
			leading entertainment product database in the United States, served as its President and Chief
			Executive Officer from 1992 to March 1998, and its Executive Vice President for Business
			Development until November 2002. He led the technology team that developed and deployed over
			5,000 entertainment information kiosks in retail music, book and video stores throughout the
			U.S. and spearheaded efforts that led to the use of Muze data by most of the major Internet
			entertainment retailers and portal sites, including Amazon and Yahoo! From 1998 to 2000, Mr.
			Huxley served as Co-Chair of an EC project funded under the European Commission Info 2000
			Program, which developed an analysis of the requirements for metadata for e-commerce in
			intellectual property in the network environment. He serves on the Board of Directors of The
			Center for Social and Emotional Education, a non-profit organization based in New York City.
Robert J. McCloskey	I	59	Mr. McCloskey has served as a member of our Board since 2002. Mr. McCloskey is currently the
			President and Chief Executive Officer of Shopcast Television (TV) Inc., a position he has held
			since 2006. Shopcast Television operates in-store television networks for major retailers in
			Canada. From 1987 to August 2004, Mr. McCloskey served as Chairman of the Home Entertainment
			Group of Standard Broadcasting, as well as President and Chief Executive Officer of Video One
			Canada Limited. Prior to joining Video One, he spent 17 years in the consumer products
			industry in numerous senior domestic and international assignments with General Foods, Pepsico,
			Rothmans International and Nabisco. Mr. McCloskey has a B.S. from Cornell University and an
			M.B.A. from York University.

Executive Officers

The following persons are our executive officers, having been elected to their respective offices by our Board:

Name	Age	Position
Current Executive Officers
Martin W. Greenwald	65	Chairman of the Board, Chief Executive Officer and President(1)
David Borshell	42	Chief Operating Officer
Jeff M. Framer	46	Chief Financial Officer
Former Executive Officer
Jeffrey Fink	50	Former Chief Marketing Officer

(1)     See “Directors” above for Mr. Greenwald’s biography.

        Executive officers serve at the pleasure of our Board. There is no family relationship between any executive officer or director. The following is a brief description of the business experience of each of our executive officers during the past five years:

        Mr. Borshell has served as our Chief Operating Officer since July 2000. Previously he served as our Senior Vice President, Sales, Marketing and Operations from December 1994 to June 2000. Prior to 1994, Mr. Borshell held various positions with us, starting as an Account Executive in February 1986. Mr. Borshell is a contributor to the Digital Entertainment Group, an industry trade association devoted to fostering consumer awareness of the DVD format, as well as future digital home entertainment formats.

        Mr. Framer has served as our Chief Financial Officer since April 1993. Previously, he served as our Controller from September 1990 to March 1993. Mr. Framer was a Senior Manager, KPMG LLP, from July 1989 to September 1990; and a Manager, KPMG LLP, from July 1988 to June 1989. Mr. Framer received his B.S. in Business Administration and Accounting Theory and Practice from California State University at Northridge in 1984. Mr. Framer is a Certified Public Accountant.

        Mr. Fink served as our Chief Marketing Officer from January 2007 to June 2007. Prior to working with us, Mr. Fink served as Founder and Chief Executive Officer for Media Content Management, Inc., an entertainment consulting company, from March 2006 to January 2007. From January 2004 to February 2006, Mr. Fink served as Senior Executive Vice President, Home Entertainment for Miramax Films. From 1994 to December 2003, he served as President of Sales and Marketing at Artisan Entertainment. Mr. Fink has over 25 years experience in the home entertainment industry. Mr. Fink graduated in 1981 from Wayne State University with a B.A. in Business Administration.

Section 16(a) Beneficial Ownership Reporting Compliance

        Under Section 16(a) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), the directors, executive officers and the beneficial holders of more than 10% of our common stock are required to file reports of ownership and changes in ownership with the SEC. Based solely on our records and written representations from certain of these persons, we believe that during fiscal year 2007 all applicable Section 16(a) filing requirements were met.

Code of Ethics and Governance Guidelines

        Our Code of Ethics Policy, which is applicable to all employees, including our principal executive officer, principal financial officer and principal accounting officer, as well as our Insider Trading Policy, Corporate Governance Guidelines, the written Charters for our Audit, Compensation, and Nominations and Governance Committees, as well as periodic and current reports filed with the SEC are available on our website, www.image-entertainment.com, and are available in print to any shareholder upon request. Amendments and waivers, if any, will be disclosed on our website. Such information is incorporated herein by reference.

Director Independence

        The Board has determined that David Coriat, Ira S. Epstein, Gary Haber, M. Trevenen Huxley and Robert J. McCloskey are independent as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act and NASD Marketplace Rule 4200(a)(15). There are no family relationships among any of our directors, executive officers or key employees.

Committees of the Board and Attendance at Meetings

        Our Board meets on a regular basis during the year to review significant developments affecting us and to act on matters requiring Board approval. It also holds special meetings when an important matter requires Board action between scheduled meetings. Members of senior management regularly attend Board meetings to report on and discuss their respective areas of responsibility.

        Although the full Board considers our major decisions, the Board has established an Audit Committee, a Compensation Committee, and a Nominations and Governance Committee to more fully address certain areas of importance to us. In September 2005, the Board also established a Special Committee to address an unsolicited proposal from Lions Gate Entertainment and other alternatives to maximize stockholder value. The Board has appointed individuals from among its members to serve on these four committees. The membership of each of these four committees is composed entirely of independent directors.

        In fiscal 2007, the Audit Committee held a total of seven committee meetings, which consisted of three special meetings and four regular meetings. Six of the meetings were attended by all of the members and one was attended by all of the members except one, but a quorum was present. The Compensation Committee held one special meeting attended by all of its members. The Nominations and Governance Committee held two special meetings attended by all of its members. The Special Committee held eleven special meetings, nine of which were attended by all of its members and two of which were attended by all of its members except one, but a quorum was present. No other committee meetings were held. All other committee business was transacted in executive session of meetings of the full Board.

        Audit Committee. Our Audit Committee for fiscal 2007 was composed of Messrs. Haber, Coriat and Epstein. Our Board has determined that Mr. Haber, the fiscal 2007 Chairman of the Audit Committee, meets the requirements of “audit committee financial expert” as that term is defined in Item 407(d)(5) of Regulation S-K under the Exchange Act. As provided in the Audit Committee’s charter adopted on June 5, 2000, revised and readopted on December 18, 2003, and filed in our proxy statement for fiscal 2004, the Audit Committee’s primary functions are to:

(1)	monitor the integrity of our financial reporting process and systems of internal controls regarding finance, accounting and legal compliance,
(2)	select our independent auditors, monitor the independence and performance of our independent auditors and internal auditing department, and
(3)	provide an avenue of communication among the independent auditors, management, the internal auditing department, and the Board. 5

        Compensation Committee. Our Compensation Committee for fiscal 2007 was composed of Messrs. Epstein and McCloskey (Chairman). The Compensation Committee’s primary functions are to review and approve salaries, bonuses and other compensation payable to our executive officers. In addition, the Compensation Committee administers our 2004 Incentive Compensation Plan, 1998 Incentive Plan, and employee benefit plans other than our 1994 Eligible Directors Stock Option Plan. For more information on this matter, please refer to our “Compensation Committee Report on Executive Compensation.”

        Nominating and Governance Committee. Our Nominating and Governance Committee for fiscal 2007 was composed of Messrs. McCloskey and Coriat (Chairman). This committee’s primary function is to review and recommend our potential director candidates and corporate governance matters. Prior to formation of this committee, this function was previously assumed exclusively by independent directors of the Board voting in executive session.

        The charter of the Nominating and Governance Committee, which was filed in our proxy statement for fiscal 2005, provides that the committee will consider Board candidates recommended for consideration by our stockholders, provided the stockholders provide information regarding candidates as required by the charter or reasonably requested by us within the timeframe proscribed in Rule 14a-8 of Regulation 14A under the Exchange Act, and other applicable rules and regulations. Recommendation materials are required to be sent to the committee, c/o Robert McCloskey, at our corporate address. There are no specific minimum qualifications required to be met by a director nominee recommended for a position on the Board, nor are there any specific qualities or skills that are necessary for one or more of the members of our Board to possess, other than as are necessary to meet any requirements under the rules and regulations applicable to us. The Nominating and Governance Committee considers a potential candidate’s experience, areas of expertise, and other factors relative to the overall composition of the Board.

        The Nominating and Governance Committee considers director candidates that are suggested by members of the Board, as well as management and stockholders.  Although it has not previously done so, the committee may also retain a third-party executive search firm to identify candidates. The process for identifying and evaluating nominees for director, including nominees recommended by stockholders, involves reviewing potentially eligible candidates, conducting background and reference checks, interviewing the candidate and others (as schedules permit), meeting to consider and approve the candidate and, as appropriate, preparing and presenting to the full Board an analysis with regard to particular recommended candidates.  The committee endeavors to identify director nominees who have the highest personal and professional integrity, have demonstrated exceptional ability and judgment, and, together with other director nominees and members, are expected to serve the long-term interest of our stockholders and contribute to our overall corporate goals.

        Special Committee. Our Special Committee for fiscal 2007 was composed of Messrs. Haber, McCloskey and Epstein (Chairman) and in October 2006, Mr. Coriat was added to the membership. This committee’s primary function has been to address the unsolicited proposal from Lions Gate Entertainment and to review and analyze other alternatives to maximize stockholder value.

        Annual Meeting Attendance. We have adopted a policy encouraging attendance by the Board, if practicable and time permitting, at our stockholder annual meetings, either in person, by telephone or by other similar means of live communication including video conference or webcast. All of our then-directors attended our 2006 Annual Meeting of Stockholders held on October 10, 2006, except one.

        Executive Sessions of Non-Management Directors. Our non-management directors also meet in executive sessions on an as needed basis.

Communications with Directors

        Stockholders may communicate with the Board or to one or more individual members of the Board by writing Image Entertainment, Inc., 20525 Nordhoff Street, Suite 200, Chatsworth, CA 91311, Attention: Corporate Secretary. As appropriate, communications received from stockholders are forwarded directly to the Board, or to any individual member or members, depending on the facts and circumstances outlined in the communication. The Board has authorized the Secretary, in his discretion, to exclude communications that are patently unrelated to the duties and responsibilities of the Board, such as spam, junk mail and mass mailings. In addition, material that is unduly hostile, threatening, illegal or similarly unsuitable will be excluded, with the provision that any communication that is filtered out by the Secretary pursuant to the policy will be made available to any non-management director upon request.

Report of the Audit Committee

        Our Audit Committee is composed of three independent directors and operates under a written charter approved and annually reviewed by our Board. Our management is responsible for the internal accounting controls and the financial reporting process, and the preparation of financial statements in accordance with generally accepted accounting principles. Our independent registered public accounting firm, BDO Seidman, LLP, is responsible for performing an independent audit of our consolidated financial statements in accordance with auditing standards generally accepted in the United States and performing timely reviews of the quarterly financial statements in accordance with SAS No. 100. The Audit Committee’s primary responsibility is to monitor and oversee these processes, and the systems of internal controls that management and the Board have established. The Board has determined that each of the members of the audit committee is an “independent director” as that term is defined in Rule 4200(a)(15) of the Marketplace Rules of Nasdaq.

        In connection with these responsibilities, the Audit Committee has reviewed and discussed with management and the independent registered public accounting firm the fair and complete presentation of our annual and quarterly financial results for the fiscal year ended March 31, 2007. In addition, the Audit Committee has discussed with the independent registered public accounting firm the matters required by Statement of Auditing Standards No. 61, Communication with Audit Committees.

        The Audit Committee has also received the written disclosures and the letter from the independent registered public accounting firm required by Independence Standards Board Standard No. 1, Independence Discussions with Audit Committees, and has discussed with the independent registered public accounting firm that firm’s independence from us and our management. In addition, the Audit Committee has considered whether non-audit services by the independent registered public accounting firm are compatible with the independence requirements of Board Standard No. 1. The Audit Committee has concluded that the independent registered public accounting firm is independent from us and our management.

        The Audit Committee discussed with our independent registered public accounting firm the overall scope and plans for their audit. The Audit Committee met with the independent registered public accounting firm, with and without management present, to discuss the results of their examination, the evaluations of our internal controls, and the overall quality of our financial reporting.

        Based on the Audit Committee’s discussions with management and the independent registered public accounting firm and the Audit Committee’s review of the representations of management and the independent registered public accounting firm, the Audit Committee has recommended to the Board that the audited consolidated financial statements be included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2007, for filing with the SEC. The Audit Committee and the Board also have approved and recommended the selection of our independent registered public accounting firm.

AUDIT COMMITTEE
Gary Haber, Chairman
David Coriat
Ira S. Epstein

(1)     The foregoing report of the Audit Committee does not constitute “soliciting material” and shall not be deemed filed or incorporated by reference into any other of our filings under the Securities Act of 1933 or the Exchange Act, except to the extent we specifically incorporate such report by reference therein.

Report of the Nominations and Governance Committee

        The Nominations and Governance Committee is composed of two independent directors and operates under a written charter approved and annually reviewed by our Board.

NOMINATIONS AND GOVERNANCE COMMITTEE
David Coriat, Chairman
Robert J. McCloskey

Report of the Compensation Committee

        Our Compensation Committee is composed entirely of independent directors. The Compensation Committee reviews with the full Board all aspects of the compensation packages for each of our executive officers. The Compensation Committee, and from time to time the full Board, approves compensation packages and any amendments thereto. Executive officers who are also directors do not participate in deliberations or decisions involving their own compensation. The Compensation Committee administers our 1998 Incentive Plan, 2004 Incentive Compensation Plan and other employee benefit plans. This report addresses the Compensation Committee’s objectives and its actions and decisions with respect to compensation for the 2007 fiscal year.

        The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K, which follows this report (see “Item 11. Executive Compensation – Compensation Discussion and Analysis” below). Based on such review and discussion, the Compensation Committee recommended to our Board that the Compensation Discussion and Analysis section be included in our 2007 Form 10-K.

COMPENSATION COMMITTEE
Robert J. McCloskey, Chairman
Ira S. Epstein

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

        Overview of Compensation Program. The Compensation Committee is responsible for establishing, implementing, and monitoring management’s adherence to our compensation program. The Compensation Committee oversees the compensation that is paid to our executive officers to ensure that their compensation is fair, reasonable and competitive. In the event of newly created positions or specific retention concerns, industry market research for salary and benefits would be used to ensure fair compensation consistency.

        Compensation Program Objectives. Our goal is to maximize stockholder value over the long term by implementing programs designed to enable us to attract, retain and motivate the best possible key employees to operate and manage us at all levels. We offer a contributory 401(k) plan and provide health, life and disability insurance to full-time employees.

        The compensation packages contain the following components for each of the executive officers listed in the Summary Compensation Table on page 11 below (referred to in this report as our “Named Executive Officers”):

•	base salary,
•	long-term incentive compensation in the form of stock-based awards, including options and restricted stock unit awards, and
•	short-term incentive compensation in the form of annual cash bonuses based on our financial performance.

        Base Salary. A Named Executive Officer’s base salary is determined by an assessment of his sustained performance against individual job responsibilities, including, where appropriate, the impact of his performance on our business results, current salary in relation to the salary range designated for the job, experience and mastery, and potential for advancement. In general, employment agreements with our Named Executive Officers provide that base salary will increase five percent annually. In fiscal 2007, other than the annual five percent raise, no other increases in base salary were made.

        Bonuses. The criteria for calculating performance-based bonuses for our Named Executive Officers are set annually by the Compensation Committee. Annual bonuses, if any, are equal to 10% of consolidated pretax earnings adjusted to add back noncash amortization expense of restricted stock units and warrants, thereby establishing a direct link between incentive bonuses and our financial performance. An individual Named Executive Officer’s annual cash bonus is a percentage of the bonus pool determined by such person’s job level. Actual cash bonuses are determined by applying a formula based on our achievement of consolidated pretax earnings, as adjusted, to each executive officer’s job level. Our Chief Executive Officer generally receives a higher percentage than the other Named Executive Officers, and the Named Executive Officers generally receive a higher percentage of the pool than other officers. Specific bonus amounts proposed for each officer are prepared by our Chief Financial Officer and Chief Operating Officer and are presented by our Chief Executive Officer to the Compensation Committee for their approval. The bonuses awarded by us for fiscal 2007 are described in the Summary Compensation Table.

        The specific performance criteria and targets used to determine the bonuses and restricted stock unit accelerated vesting are subject to change annually at the Compensation Committee’s discretion to adjust for changes in our business, competitive conditions, changes in our capitalization, performance and needs. Our Named Executive Officers are eligible for cash bonuses as incentive short-term compensation, based on our financial performance relative to annually determined performance targets. The cash bonus target for fiscal 2007 was based on a percentage formula relative to 10% of consolidated pretax earnings, adjusted to add back noncash amortization expense of restricted stock units and warrants. Bonus criteria are subject to change annually at the discretion of the Compensation Committee. Our Named Executive Officers did not earn financial performance-based bonuses in fiscal 2007.

        Option Grants. The Compensation Committee views any option grant portion of the Named Executive Officer compensation packages as a special form of long-term incentive compensation to be awarded on a limited and non-regular basis. The objective of these awards is to advance the longer-term interests of both us and our stockholders, and to complement incentives tied to annual performance. These awards provide rewards to Named Executive Officers based upon the creation of incremental stockholder value and the attainment of long-term financial goals. Stock options produce value to our Named Executive Officers only if the price of our stock appreciates, thereby directly linking the interests of our Named Executive Officers with those of our stockholders.

        When granted, stock options are priced at or above the fair market value of our common stock on the date of grant. Awards of stock options are determined based on the Compensation Committee’s subjective determination of the amount of awards necessary, as a supplement to a Named Executive Officer’s base salary and performance-based bonus, to retain and motivate said Named Executive Officer. In fiscal 2007, there were no options granted to our Named Executive Officers by the Compensation Committee.

        Restricted Stock Unit Grants. The Compensation Committee has the ability to authorize grants of restricted stock units (“RSUs”) to our Named Executive Officers. In January 2007, we granted 10,000 RSUs to Jeffrey Fink, our Chief Marketing Officer, as an incentive to join us. The RSUs were to vest over three years (3,300 shares on January 22, 2008, 3,300 shares on January 22, 2009, and 3,400 shares on January 22, 2010), except that Mr. Fink was terminated in June 2007.

        Retirement, Perquisites and Other Benefits. Our Named Executive Officers receive medical, dental, life and short and long-term disability insurance, 401(k) plan participation, vacation and reimbursement for reasonable business expenses. Mr. Greenwald also receives personal life insurance premium payments and reimbursements for medical expenses not covered by medical insurance, an unaccountable personal expense allowance, and use of a company car. Messrs. Borshell and Framer each receive a monthly car allowance.

        Compensation of Chief Executive Officer. The compensation of our Chief Executive Officer results from his participation in the same compensation programs as our other Named Executive Officers. The Compensation Committee applied the principles outlined above in establishing Mr. Greenwald’s compensation, in the same manner as they were applied to our other Named Executive Officers.

        Section 162(m) Policy. To the extent reasonably practicable and within the Compensation Committee’s control, the Compensation Committee prefers to limit compensation in ordinary circumstances to that which is deductible by us under Section 162(m) of the Internal Revenue Code. During fiscal year 2007, all compensation paid to our Named Executive Officers was within the Section 162(m) limit. Any existing grants of RSUs, however, are not considered performance-based for these purposes and are included as compensation for these purposes only when they vest. Accordingly, to the extent that the value of shares vesting in any future year under RSU awards, when combined with salary, allowances and other non-exempt compensation, exceeds $1,000,000, the excess would not be deductible. The Compensation Committee does not expect non-exempt compensation to exceed the applicable limit for fiscal year 2008.

        Compensation of Non-Employee Directors. Non-employee directors are each compensated $2,000 for each meeting of the Board or a committee of the Board where in-person attendance is expected, and $500 for each Board or committee meeting where telephonic attendance is expected. We estimate we will have two in-person meetings and between ten and fifteen telephonic meetings each year, resulting in approximately $9,000 to $11,500 in compensation per non-employee director. In addition, we compensate our Audit Committee Chairman $2,500 per quarter.

Summary Compensation Table for 2007 Fiscal Year

        The following table sets forth compensation paid to our Named Executive Officers for fiscal 2007, which ended on March 31, 2007:

Name & Principal Position	Fiscal Year	Salary ($) (1)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Bonus ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)(2)	Total Compensation ($)
Current Executive Officers
Martin W. Greenwald,	2007	$679,237	$ --	--	--	--	--	$81,380	$760,617
President & Chief
Executive Officer

David Borshell,	2007	302,842	--	--	--	--	--	31,679	334,521
Chief Operating
Officer

Jeff M. Framer,	2007	285,699	--	--	--	--	--	31,168	316,867
Chief Financial
Officer

Former Executive Officer
Jeffrey Fink (3),	2007	47,596	--	$2,165	--	--	--	1,923	51,684
Chief Marketing
Officer

(1)	The salary figure for Mr. Greenwald includes a component characterized as an unaccountable personal expense allowance in his employment agreement.

(2)	Includes:

a.	Medical and dental insurance premiums and other payments in excess of those provided to other employees of $32,135 for Mr. Greenwald, $14,101 for Mr. Borshell and $14,334 for Mr. Framer.
b.	Term life insurance premium payments of $24,752 for Mr. Greenwald.
c.	Auto allowances paid and other personal auto expenses of $23,793 for Mr. Greenwald, $12,600 for each of Mr. Borshell and Mr. Framer and $1,923 for Mr. Fink.
d.	Our contributions to a 401(k) plan of $4,478 for Mr. Borshell and $3,734 for Mr. Framer.

(3)	Mr. Fink’s employment with us terminated in June 2007.

Employment Agreements

        We entered into employment agreements with each of the Named Executive Officers. Mr. Fink’s employment was terminated in June 2007. The terms are summarized below.

        Term. Each of the agreements with Messrs. Greenwald, Borshell and Framer is for three years, with two one-year extensions, beginning April 1, 2004. In October 2005, the Compensation Committee and our Board voted to extend each of these agreements for one year through March 31, 2008. The deadline to exercise the second one-year extension is July 20, 2007. The Agreement with Mr. Fink is for slightly more than 14 months, commencing January 22, 2007, and ending March 31, 2008, with automatic annual renewals unless notice is given by either party by December 31 of any year, or within 60 days after the consummation of a change of control.

        Base Salary. Base salaries for the fiscal year ending March 31, 2007, for Messrs. Greenwald, Borshell and Framer are $583,947, $303,119 and $285,961, respectively. Mr. Greenwald has an annual unaccountable personal expense allowance of $95,825. Each officer is entitled to receive an annual 5% increase. Base salary for Mr. Fink was $22,917 per month, which would have increased to $27,083 per month upon the earlier of August 1, 2007, or 30 days after the consummation of a change of control.

        Cash Bonus. The Named Executive Officers are eligible for cash bonuses as incentive short-term compensation, based on our financial performance relative to annually determined performance targets. The cash bonus target for fiscal 2007 was based on a percentage formula relative to 10% of consolidated pretax earnings, adjusted to add back noncash amortization expense of RSUs and warrants. Bonus criteria are subject to change annually at the discretion of the Compensation Committee. The Named Executive Officers did not earn financial performance-based bonuses in fiscal 2007.

        Stock-Based Awards. The Named Executive Officers are eligible for stock-based grants as the Board or Compensation Committee determines.

        Severance. Severance following death, disability or expiration of the term consists of base salary, expense allowance and insurance continuation for six months, and a pro rata portion of any bonus payable for the longer of six months or that part of the fiscal year occurring prior to expiration.

        Termination. If employment is terminated without cause, the officer will continue to receive all compensation, rights and benefits under the agreement through the expiration of the term, plus the severance benefits described above. If an officer resigns for good reason or is terminated due to a change in control, such officer will receive all compensation and benefits under the agreement for the longer of one year or the remaining term, plus the severance benefits described above. If an officer is terminated for cause, no severance, bonus or other compensation is due or payable. In general, all unvested options and RSUs will immediately vest if employment is terminated without cause or the executive resigns for good reason following a change of control.

        Fringe Benefits. The Named Executive Officers receive medical, dental, life and short and long-term disability insurance, 401(k) plan participation, vacation and reimbursement for reasonable business expenses. Mr. Greenwald also receives personal life insurance premium payments and reimbursements for medical expenses not covered by medical insurance, an unaccountable personal expense allowance, and use of a company car. Messrs. Borshell, Framer and Fink each receive a monthly car allowance.

        Change of Control Provisions. The Named Executive Officers each have change of control provisions in their employment agreements that provide for protection in the event of an early termination following a change of control. In any such case, they would receive all of the compensation, rights and benefits they would normally be entitled to under their respective agreement for the longer of the remainder of the term, or one year following the early termination. In addition, they would receive severance normally payable under such agreement. Each Named Executive Officer has the right to terminate his employment agreement for “good reason” in the event an acquiring company takes certain actions detrimental to him, which would allow him to receive all of the compensation, rights and benefits he would normally be entitled to under his employment agreement for the remainder of the term. Finally, he would also receive any legal fees and expenses incurred in the enforcement of the employment agreement after any change of control.

        Potential Payments Upon Termination or Change of Control. The estimated incremental compensation payable to the Named Executive Officers in the event of the following triggering events, assuming the triggering event occurred on March 30, 2007 (the last business day of fiscal 2007), is as follows:

        Mr. Greenwald: (a) upon death or permanent disability, would receive approximately $442,086, which includes (i) base salary for 6 months of $306,572, (ii) pro-rated bonus for 6 months of zero, (iii) insurance for 6 months of $20,281, and (iv) accrued vacation of $115,233; (b) for termination by us without cause, or for termination by Mr. Greenwald for “good reason,” would receive approximately $1,197,754, which includes (i) base salary of 613,144, (ii) pro-rated bonus of zero, (iii) fringe benefits of $257,756 (includes insurance, car allowance, accrued vacation, personal life insurance of $32,393, and unaccountable personal expense allowance of $95,825) through the remainder of the term, and (v) severance ((A) base salary for 6 months of $306,572, (B) pro-rated bonus for 6 months of zero and (C) insurance for 6 months of $20,281); and (c) for termination by us without cause following a change of control, would receive approximately $1,217,754, which includes (i) base salary of $613,144, (ii) pro-rated bonus of zero, (iii) fringe benefits of $257,756 (includes insurance, car allowance, accrued vacation, personal life insurance of $32,393, and unaccountable personal expense allowance of $95,825) for the longer of one year following termination or the expiration of the term (with the foregoing calculation assuming expiration of the term, which is one year), (v) severance ((A) base salary for 6 months of $306,572, (B) pro-rated bonus for 6 months of zero and (C) insurance for 6 months of $20,281), and (vi) actual legal fees estimated at $20,000.

        Mr. Borshell: (a) upon death or permanent disability, would receive approximately $238,009, which includes (i) base salary for 6 months of $159,138, (ii) pro-rated bonus for 6 months of zero, (iii) insurance for 6 months of $10,367, and (iv) accrued vacation of $68,505; (b) for termination by us without cause, or for termination by Mr. Borshell for “good reason,” would receive approximately $589,617, which includes (i) base salary of $318,275, (ii) pro-rated bonus of zero, (iii) fringe benefits of $101,838 (includes insurance, car allowance and accrued vacation) through the remainder of the term, and (iv) severance ((A) base salary for 6 months of $159,138, (B) pro-rated bonus for 6 months of zero and (C) insurance for 6 months of $10,367); and (c) for termination by us without cause following a change of control, would receive approximately $609,617, which includes (i) base salary of $318,275, (ii) pro-rated bonus of zero, (iii) fringe benefits of $101,838 (includes insurance, car allowance and accrued vacation), for the longer of one year following termination or the expiration of the term (with the foregoing calculation assuming expiration of the term, which is one year), (v) severance ((A) base salary for 6 months of $159,138, (B) pro-rated bonus for 6 months of zero and (C) insurance for 6 months of $10,367), and (vi) actual legal fees estimated at $20,000.

        Mr. Framer: (a) upon death or permanent disability, would receive approximately $230,320, which includes (i) base salary for 6 months of $150,130, (ii) pro-rated bonus for 6 months of zero, (iii) insurance for 6 months of $10,367, and (iv) accrued vacation of $69,824; (b) for termination by us without cause, or for termination by Mr. Framer for “good reason,” would receive approximately $563,912, which includes (i) base salary of $300,259, (ii) pro-rated bonus of zero, (iii) fringe benefits of $103,157 (includes insurance, car allowance and accrued vacation) through the remainder of the term, and (iv) severance ((A) base salary for 6 months of $150,130, (B) pro-rated bonus for 6 months of zero and (C) insurance for 6 months of $10,367); and (c) for termination by us without cause following a change of control, would receive approximately $583,912, which includes (i) base salary of $300,259, (ii) pro-rated bonus of zero, (iii) fringe benefits of $103,157 (includes insurance, car allowance and accrued vacation), for the longer of one year following termination or the expiration of the term (with the foregoing calculation assuming expiration of the term, which is one year), (iv) severance ((A) base salary for 6 months of $150,130, (B) pro-rated bonus for 6 months of zero, and (C) insurance for 6 months of $10,367), and (v) actual legal fees estimated at $20,000.

        Mr. Fink’s employment with us terminated in June 2007.

        The foregoing estimations described above (a) do not include bonus amounts or option amounts because we have not satisfied the financial thresholds necessary to pay such bonuses for the fiscal year ended March 31, 2007, and (b) include estimated legal fees of $20,000 that are required to be paid to the Named Executive Officers (except for Mr. Fink) following a change of control. We exercise the discretion as to whether the estimated payments described above are to be paid in lump sum payment amounts or in accordance with our standard payment practices. Benefits generally available to all employees are not included in these estimations. The above calculations are estimates only; the actual amount of compensation can only be determined at the time of a triggering event.

Grants of Plan-Based Awards for 2007 Fiscal Year

        The following table summarizes options granted in fiscal 2007 to the Named Executive Officers:

Name	Grant Date	Estimated Future Payouts Under Annual Incentive Bonus Plan (1)			All Other Stock Awards: No. of Shares of Stock or Units (2)	All Other Option Awards: No. of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards
		Threshold	Target	Maximum
Current
Executive
Officers

Martin W.
Greenwald	--	--	--	--	--	--	--	--
David
Borshell	--	--	--	--	--	--	--	--
Jeff M.
Framer	--	--	--	--	--	--	--	--

Former
Executive
Officer

Jeffrey
Fink	1/22/07	--	--	--	10,000	--	$3.49	$34,900

(1)	There were no stock option grants in fiscal 2007 as part of an incentive bonus plan.
(2)	Mr. Fink received 10,000 RSUs vesting over three years when he joined us, which RSUs were terminated when his employment with us ceased in June 2007.

Outstanding Equity Awards at 2007 Fiscal Year End

        All equity awards reported in the table below were granted under the 1998 Incentive Plan or 2004 Incentive Compensation Plan. The table below generally sets forth the number of outstanding equity awards that have not been earned or vested or that have not been exercised by the Named Executive Officers as of March 31, 2007:

Name	No. of Securities Underlying Unexercised Options (# Exercisable)	No. of Securities Underlying Unexercised Options (# Unexercisable)	Equity Incentive Plan Awards: No. of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	No. of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)*	Equity Incentive Plan Awards: No. of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)*
Current
Executive
Officers

Martin W.	120,000	--	--	$ 3.80	9/21/2014(4)	--	--	--	--
Greenwald	80,000			5.00	9/21/2014(4)
	72,500			1.75	10/1/2011(2)
	62,000			1.78	3/5/2013(3)
	120,000			3.75	7/2/2010(1)
	45,000			3.39	1/4/2016(5)
David
Borshell	108,000	--	--	$ 3.80	9/21/2014(4)	--	--	--	--
	60,000			5.00	9/21/2014(4)
	52,250			1.75	10/1/2011(2)
	42,000			1.78	3/5/2013(3)
	40,000			3.75	7/2/2010(1)
	35,000			3.39	1/4/2016(5)
Jeff M.
Framer	84,000	--	--	$ 3.80	9/21/2014(4)	--	--	--	--
	40,000			5.00	9/21/2014(4)
	42,250			1.75	10/1/2011(2)
	32,000			1.78	3/5/2013(3)
	40,000			3.75	7/2/2010(1)
	35,000			3.39	1/4/2016(5)

Former
Executive
Officer

Jeffrey
Fink	--	--	--	--	--	10,000(6)	$41,900	--	--

*     Uses closing stock price of $4.19 per share of our common stock at March 30, 2007, the last trading day of our fiscal year.

(1)	Stock Options granted on 7/3/2000 that were fully vested on 7/3/2003 (one-seventh of the grant vested every six months beginning on July 3, 2000).
(2)	Stock Options granted on 10/1/2001 that were fully vested on 10/1/2004 (one-twelfth of the grant vested every three months beginning on January 2, 2002).
(3)	Stock Options granted on 3/6/2003 that were fully vested on 3/6/2006 (one-twelfth of the grant vested every three months beginning on June 6, 2003).
(4)	Stock Options granted on 9/22/2004 (one-twentieth of the grant vested every three months beginning on December 22, 2004). Vesting was accelerated on March 29, 2006 for all unvested options.
(5)	Stock Options granted on 1/5/2006 (one-twentieth of the grant vested every three months beginning on April 5, 2006). Vesting was accelerated on March 29, 2006 for all unvested options.
(6)	Restricted Stock Units granted on 1/22/2007 (one-third of the grant would have vested on each of January 22, 2008, 2009 and 2010, respectively) were terminated when Mr. Fink’s employment terminated in June 2007.

Option Exercises and Stock Vested in 2007 Fiscal Year (1)

        The following table sets forth monetary information regarding the exercise of stock options, SARs, or vesting of stock awards in fiscal 2007 by each of the Named Executive Officers:

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Current Executive
Officers
Martin W. Greenwald	--	--	--	--
David Borshell	--	--	--	--
Jeff M. Framer	--	--	--	--
Former Executive
Officer
Jeffrey Fink	--	--	--	--

(1)	There were no option exercises by the Named Executive Officers during fiscal 2007.

Director Compensation

        The following table sets forth information regarding the compensation of our non-employee directors in fiscal 2007:

Name	Fees Earned or Paid in Cash (1)	Stock Awards (2)	All Other Compensation	Total
David Coriat	$14,000	$11,048	--	$25,048
Ira S. Epstein (3)	$25,000	$11,048	--	$36,048
Gary Haber (4)	$25,000	$11,048	--	$36,048
M. Trevenen Huxley (5)	$49,500	$11,048	--	$60,548
Robert J. McCloskey	$16,000	$11,048	--	$27,048

(1)	Cash compensation for Board and committee meeting attendance, service as a committee chairman and other service.
(2)	The amounts in the “Stock Awards” column includes the compensation cost for fiscal 2007 related to RSUs granted in fiscal 2007. Stock Award value is calculated by multiplying the RSUs issued by the closing market price of our common stock on the date of grant.
(3)	Representation fee for meeting with ISS of $4,000 and total meeting fees of $21,000.
(4)	Audit Committee Chairman fee of $10,000, paid quarterly, and total meeting fees of $15,000.
(5)	Consulting fees of $40,000 paid to Thinxinc, Inc., a company controlled by Mr. Huxley, and total meeting fees of $9,500. See Item 13. “Certain Relationships and Related Transactions, and Director Independence” below.

Compensation Committee Interlocks and Insider Participation

        Mr. Epstein is a non-employee director who served on our Compensation Committee for the entire fiscal year 2007. The international law firm of Greenberg Traurig, LLP was retained by us to provide legal services on December 14, 2001. Mr. Epstein became Of Counsel to Greenberg Traurig, LLP on July 1, 2002. We paid Greenberg Traurig, LLP fees for its legal services through the end of calendar 2006 at prices that, in the opinion of management, are fair and reasonable and as favorable to us as those which could have been obtained from unrelated third parties. We are not currently using the services of Greenberg Traurig, LLP.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The following table sets forth certain information as of July 16, 2007, with respect to the beneficial ownership of shares of our common stock owned by (i) each person, who, to our knowledge based on Schedules 13G or 13D filed with the SEC, is the beneficial owner of more than 5% of our outstanding common stock, (ii) each person who is currently a director, (iii) each Named Executive Officer, and (iv) all of our current directors and executive officers as a group. Unless indicated otherwise below, the person or entity listed has sole voting and dispositive power with respect to the shares that are deemed beneficially owned by such person or entity.

Name of Beneficial Owner	Shares of Common Stock Beneficially Owned(1)	Percent of Common Stock(2)
Image Investors Co.(3)	6,069,767	27.80%
Standard Broadcasting Corp. Ltd.(4)	1,542,283	7.10%
MMCAP International Inc., SPC and MM Asset Management Inc.(5)	1,090,465	5.02%
Martin W. Greenwald(6)	1,321,604	5.95%
David Borshell(7)	357,657	1.62%
Jeff M. Framer(8)	292,031	1.33%
Ira S. Epstein	69,720	*
M. Trevenen Huxley	41,720	*
Robert J. McCloskey	30,000	*
Gary Haber	25,700	*
David Coriat	5,000	*
Jeffrey Fink	-0-	*
All directors and executive officers as a group (9 persons)	2,143,432	9.32%

*Less than 1%

Notes to Beneficial Ownership Table:

(1)	The number of shares beneficially owned includes shares of common stock in which a person has sole or shared voting power and/or sole or shared investment power. Except as noted below, each person named reportedly has sole voting and investment powers with respect to the common stock beneficially owned by that person, subject to applicable community property and similar laws. Except as noted below, each owner’s mailing address is c/o Image Entertainment, Inc., 20525 Nordhoff Street, Suite 200, Chatsworth, California 91311.
(2)	On July 16, 2007, there were 21,736,598 shares of our common stock, $.0001 par value, outstanding. Common stock not outstanding but which underlies options and rights (including warrants) vested as of, or vesting within, 60 days after July 16, 2007, is deemed to be outstanding for the purpose of computing the percentage of the common stock beneficially owned by each named person (and the directors and executive officers as a group), but is not deemed to be outstanding for any other purpose.
(3)	The mailing address of Image Investors Co. is c/o Metromedia Company, One Meadowlands Plaza, East Rutherford, NJ 07073. All of the shares of common stock are held of record by Image Investors Co. (“IIC”). The shares of common stock listed in the table as beneficially owned by IIC may also be deemed to be beneficially owned by John W. Kluge and Stuart Subotnick by virtue of their being directors, executive officers and the only stockholders of IIC. With respect to these shares, Messrs. Kluge and Subotnick share voting and investment powers. Amendment No. 11 (dated December 30, 1992) to a Schedule 13D dated July 18, 1988, filed on behalf of IIC, John W. Kluge, and Stuart Subotnick, states that IIC and Messrs. Kluge and Subotnick each “disclaims membership in a group, although a group might be deemed to exist.”

(4)	The mailing address of Standard Broadcasting Corporation Limited is 2 St. Clair Avenue West, Suite 1100, Toronto, Ontario, Canada M4V 1L6. Ownership based on information provided on Amendment No. 2 (filed May 11, 2006) to Schedule 13G dated September 25, 2002, filed with the SEC on behalf of Standard Broadcasting Corporation Limited.
(5)	The mailing address of MMCAP International Inc. SPC is P.O. Box 32021, SMB, Admiral Financial Centre, 90 Fort Street, Grand Cayman, Cayman Islands BWI. The mailing address of MM Asset Management Inc. is 141 Adelaide Street West, Suite 410, Toronto, Ontario, Canada M5H 3L5. The information provided herein is based on information provided on Schedule 13G, dated July 16, 2007, filed with the SEC on behalf of MMCAP International Inc. SPC and MM Asset Management Inc. The parties share voting and dispositive power with respect to the shares indicated as beneficially owned by them.
(6)	Includes options to purchase 499,500 shares of common stock and 1,030 shares owned by MomAnDad, Inc., of which Martin W. Greenwald is a 50% owner.
(7)	Includes options to purchase 337,250 shares of our common stock.
(8)	Includes options to purchase 273,250 shares of our common stock.

Change in Control

        For a discussion of our potential merger, please refer to “Item 1. Business – Recent Events” and other information regarding the potential merger included in the 2007 Form 10-K.

Equity Compensation Plans

        The following table sets forth certain information as of March 31, 2007 with respect to our equity compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance, aggregated by (i) all compensation plans previously approved by our security holders, and (ii) all compensation plans not previously approved by our security holders:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities referenced in the first column)
Equity compensation plans approved by	2,428,917	3.547	256,063
security holders
Equity compensation plans not approved by
security holders:
Compensatory warrants issued to service
providers	1,984,284	5.029	--

Total	4,313,201	4.214	256,063

Notes to Equity Compensation Plans Table:

(1)	Includes options granted to employees and directors.
(2)	The compensatory warrants identified in the above table consist of approximately 17 grants made to investors in exchange for their services in connection with the early repayment of a loan, a private placement offering and a convertible debt financing. These warrants expire on various dates beginning in December 2007 and ending in August 2011 and have exercise prices ranging from $2.04 to $6.56 per share. In March 2004, in connection with the early repayment of a loan, we issued four-year warrants to an investor to purchase up to 100,000 shares at $2.04 per share. In December 2004, we issued three-year warrants to certain private placement investors in connection with such private placement to purchase up to 784,284 shares at $6.56 per share. In August 2006, we issued a five-year warrant in connection with a convertible debt financing to an investor to purchase up to 1,000,000 shares at $4.25 per share. The warrant was recorded as a discount to the related $17 million debt and a long-term liability.

Stock Performance Graph

        The graph below compares our cumulative total return, the NASDAQ U.S. Market Index and our selected peer group for the five-year period ended March 31, 2007. Our new peer group consists of Handleman Company, Trans World Entertainment Corporation, Navarre Corporation, Lions Gate Entertainment and Genius Products, Inc. We added Genius Products, Inc., an entertainment products distribution company that distributes, licenses, acquires and produces entertainment programming on DVD and emerging entertainment platforms. Genius Products was added to our new peer group as most of their business parallels our own. Our old peer group consisted of Handleman Company, Trans World Entertainment Corporation, Navarre Corporation and Lions Gate Entertainment. The graph assumes an initial investment in us of $100 on March 31, 2002, in the NASDAQ U.S. Market Index and in our peer group. The graph also assumes reinvestment of dividends, if any. The stockholder return shown on the graph below should not be considered indicative of future stockholder returns, and we will not make or endorse any predictions of future stockholder returns.

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN*
AMONG IMAGE ENTERTAINMENT, INC., THE NASDAQ U.S. MARKET INDEX,
OUR NEW PEER GROUP AND OUR OLD PEER GROUP

* $100 invested on 3/31/02 in stock or index-including reinvestment of dividends. Fiscal year ending March 31.

	3/02	3/03	3/04	3/05	3/06	3/07
Image Entertainment, Inc.	100.00	87.49	122.34	202.78	137.16	155.33
NASDAQ U.S. Market	100.00	71.19	108.56	109.31	129.50	136.19
New Peer Group	100.00	79.59	189.89	253.27	176.68	189.76
Old Peer Group	100.00	80.23	191.08	257.03	177.60	185.73

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        Our policy on Related-Party Transactions in included in our revised Code of Conduct, which has been reviewed and approved by the Board effective as of June 19, 2007. Our policy states that each executive officer, director or nominee for director will disclose to the Audit Committee of the Board the following information regarding a Related-Person Transaction for review, approval or ratification by the Audit Committee: (i) the name of the Related-Person (as defined by Item 404(a) of Regulation S-K under the Exchange Act), and if he or she is an immediate family member of an executive officer, director or nominee for director, the nature of such relationship; (ii) the Related-Person’s interest in the transaction; (iii) the approximate dollar value of the amount involved in the transaction; (iv) the approximate dollar value of the amount of the Related-Person’s interest in the transaction; and (v) in the case of indebtedness, the largest total amount of principal outstanding since the beginning of our last fiscal year, the amount of principal outstanding as of the latest practicable date, the amount of principal paid since the beginning of our last fiscal year, and the rate or amount of interest payable on the indebtedness.

        The Audit Committee’s decision whether or not to approve or ratify the Related-Party Transaction is made in light of its determination as to whether consummation of the transaction is believed by the Audit Committee to not be or have been contrary to our best interests. The Audit Committee may take into account the effect of a director’s Related-Person Transaction on such person’s status as an independent member of our Board and eligibility to serve on Board committees under SEC and stock exchange rules.

        We paid Greenberg Traurig, LLP, a law firm at which Mr. Epstein is Of Counsel, a total of approximately $520,000 during fiscal 2007. The legal fees paid were, in the opinion of management, fair and reasonable, and as favorable to us as those which could have been obtained from unrelated third parties.

        From April 2005 to November 2006, M. Trevenen Huxley was consulting for Egami, our subsidiary focused on the acquisition of and licensing digital programming. Mr. Huxley withdrew from his service on our committees as a result, although he is still an “independent director” as defined in NASD Marketplace Rule 4200(a)(15). We paid him $9,500, and a corporation controlled by him $40,000, in fiscal 2007. The fees paid to Mr. Huxley and his corporation were, in the opinion of management, fair and reasonable, and as favorable to us as those which could have been obtained from unrelated third parties.

        Dale Borshell, the mother of David Borshell, our Chief Operating Officer, is a travel agent at Travel Syndicate. For many years, we have used Travel Syndicate nearly exclusively for our corporate travel needs. We paid Travel Syndicate approximately $216,000 via our Corporate American Express Credit Card for travel services during fiscal 2007, which included airplane ticket fees and costs, and expenses relating to hotel and other travel related services. The fees paid to Travel Syndicate for travel plans made by Travel Syndicate, but charged to the American Express card were, in the opinion of management, fair and reasonable, and as favorable to us as those which could have been obtained through or from unrelated third parties.

        On September 25, 2002, we sold $2.0 million of our common stock to Standard Broadcasting Corporation Limited in a private placement. Standard Broadcasting is the largest privately owned multi-media company in Canada. Video One, then a wholly-owned subsidiary of Standard Broadcasting and the parent company of VidCanada (now known as Paradox Entertainment Group) was at that time Canada’s largest distributor of pre-recorded home entertainment programming, including DVD, VHS and video games. VidCanada (now Paradox) was, and continues to be, our exclusive distributor of our home entertainment programming in Canada. The $2.0 million transaction represented a purchase of 1,801,315 shares of our common stock at $1.11 per share, the closing price of our common stock on September 10, 2002. Additionally, we issued Standard Broadcasting a five-year warrant to purchase up to 270,198 additional shares at $1.22 per share. Contemporaneous with the private placement, we signed a new five-year exclusive distribution agreement with VidCanada (now Paradox) expiring in October 2007. In August 2004, Standard Broadcasting sold the operations and assets of Video One to Canadian-based ROW Entertainment Income Fund. Immediately following the sale, Standard Broadcasting held an approximate 16% interest in ROW Entertainment Income Fund. Robert J. McCloskey, a member of our Board, served as the President and Chief Executive Officer of Video One until August 2004. In June 2005, ROW Entertainment Income Fund changed its name to Entertainment One Income Fund. David Coriat, a member of our Board, currently serves as Executive Vice President, Chief Financial Officer and director of Standard Broadcasting and formerly served as chairman of Entertainment One Income Fund. Standard Broadcasting currently holds 1,542,283 shares of our common stock.

Director Independence

        For a discussion of the independence of our directors, please see Item 10. ’Directors, Executive Officers and Corporate Governance’ above.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

        Independent Registered Public Accounting Firm. BDO Seidman, LLP has been our independent registered public accounting firm since October 2004. There were no disagreements between us and BDO Seidman, LLP in the preparation of this report.

        Principal Accountant Fees and Services. For the fiscal years ended March 31, 2007 and 2006, the following fees were billed by BDO Seidman, LLP for the indicated services:

	2007	2006
Audit Fees	$312,193	$218,705
Audit-Related Fees	--	32,405
Tax Fees	--	--
All Other Fees	7,925	--

Total Fees	$320,118	$251,110

        Audit Fees. Consisted of fees billed for professional services rendered for: (i) the audit of our consolidated financial statements; (ii) the review of interim consolidated financial statements for our quarterly filings; and (iii) any services that are normally provided by our principal accountant in connection with statutory and regulatory filings or engagements.

        Audit-Related Fees. There were no audit-related fees during the fiscal year ended March 31, 2007. In the fiscal year ended March 31, 2006, audit-related fees represent fees for due diligence and related consultations with the acquisition of Public Media, Inc. dba Home Vision.

        Tax Fees. BDO Seidman, LLP does not perform professional services for tax compliance, tax advice or tax planning for us.

        All Other Fees. Consisted of fees for professional services related to our potential sale.

        Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm. Our Audit Committee’s policy is to pre-approve the audit and non-audit services provided by the independent registered public accounting firm, in order to assure that the provision of such services does not impair the auditor’s independence. Our Audit Committee believes that the combination of general pre-approval of certain types of services and specific pre-approval of other services will result in an effective and efficient procedure to pre-approve services performed by the independent registered public accounting firm. Unless a type of service to be provided by the independent registered public accounting firm has received general pre-approval, it will require specific pre-approval by the Audit Committee. In determining whether to grant general or specific pre-approval, our Audit Committee will consider whether such services are consistent with the applicable rules and regulations on auditor independence. The term of any pre-approval is 12 months from the date of pre-approval, unless the Audit Committee specifically provides for a different period. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. With respect to each proposed pre-approved service, the independent registered public accounting firm is required to provide to the Audit Committee detailed back-up documentation regarding the specific services to be provided.

        All of the fees paid to BDO Seidman, LLP in fiscal 2007 and 2006 were pre-approved by the Audit Committee. Our Audit Committee has considered whether the provision of services other than those described above under the heading of “Audit Fees” are compatible with maintaining the independence of BDO Seidman, LLP.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this report:

(c)	Exhibits:

31.1*	Certification by the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification by the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification by the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Exhibit(s) not previously filed with the Securities and Exchange Commission.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMAGE ENTERTAINMENT, INC.
A Delaware corporation
Dated: July 27, 2007	/s/ MARTIN W. GREENWALD
MARTIN W. GREENWALD
Chairman of the Board, President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: July 27, 2007	/s/ MARTIN W. GREENWALD
MARTIN W. GREENWALD
Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)
Dated: July 27, 2007	/s/ JEFF M. FRAMER
JEFF M. FRAMER
Chief Financial Officer (Principal Financial and Accounting Officer)
Dated: July 27, 2007	/s/ DAVID CORIAT
DAVID CORIAT
Director
Dated: July 27, 2007	/s/ IRA EPSTEIN
IRA EPSTEIN
Director
Dated: July 27, 2007	/s/ GARY HABER
GARY HABER
Director
Dated: July 27, 2007	/s/ M. TREVENEN HUXLEY
M. TREVENEN HUXLEY
Director
Dated: July 27, 2007	/s/ ROBERT J. MCCLOSKEY
ROBERT J. MCCLOSKEY
Director