Form 10-Q
period 2007-06-30
IMAGE ENTERTAINMENT INC
filed 2007-08-14
CIK 216324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-Q

(Mark one)

|X|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007.

|_|	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________.

Commission File Number: 000-11071

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer |_| Accelerated filer |_| Non-accelerated filer |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Exchange Act). Yes |_| No |X|

Number of shares outstanding of the issuer’s common stock on August 3, 2007: 21,739,798

IMAGE ENTERTAINMENT, INC.
INDEX TO FORM 10-Q

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements.
(a) Consolidated Balance Sheets at June 30, 2007 and March 31, 2007 (unaudited).
(b) Consolidated Statements of Operations for the Three Months Ended June 30, 2007 and 2006
(unaudited).
(c) Consolidated Statements of Cash Flows for the Three Months Ended June 30, 2007 and 2006
(unaudited).
(d) Notes to Consolidated Financial Statements for the Three Months Ended June 30, 2007
(unaudited).
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
Item 4.	Controls and Procedures.
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings.
Item 1A.	Risk Factors.
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Item 3.	Defaults Upon Senior Securities.
Item 4.	Submission of Matters to a Vote of Security Holders.
Item 5.	Other Information.
Item 6.	Exhibits.
SIGNATURES

FORWARD-LOOKING STATEMENTS

        This Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2007 (“Quarterly Report”) of Image Entertainment, Inc. (“we,” “us,” “our,” or “Image”) includes forward-looking statements that involve risks and uncertainties within the meaning of the Private Securities Litigation Reform Act of 1995. Other than statements of historical fact, all statements made in this Quarterly Report are forward-looking, including, but not limited to, statements regarding industry prospects, future results of operations or financial position, and statements of our intent, belief and current expectations about our strategic direction, prospective and future results. In some cases, forward-looking statements may be identified by words such as “will,” “should,” “expect,” “anticipate,” “believe,” “estimate,” “continue,” “future,” “intend” or similar words. Forward-looking statements involve risks and uncertainties that are inherently difficult to predict, which could cause actual outcomes and results to differ materially from our expectations, forecasts and assumptions. The following important factors could affect our future results and could cause those results to differ materially from those expressed in such forward-looking statements:

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

        All forward-looking statements should be evaluated with the understanding of inherent uncertainty. The inclusion of such forward-looking statements should not be regarded as a representation that contemplated future events, plans or expectations will be achieved. Unless otherwise required by law, we undertake no obligation to release publicly any updates or revisions to any such forward-looking statements that may reflect events or circumstances occurring after the date of this Quarterly Report. Important factors that could cause or contribute to such material differences include those discussed in “Item 1A. Risk Factors” in our most recent Annual Report on Form 10-K. You are cautioned not to place undue reliance on such forward-looking statements.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

IMAGE ENTERTAINMENT, INC.

Consolidated Balance Sheets
(unaudited)

June 30, 2007 and March 31, 2007

ASSETS

(In thousands)	June 30, 2007	March 31, 2007 *
Current assets:
Cash and cash equivalents	$353	$2,341
Accounts receivable, net of allowances of
$8,239 - June 30, 2007;
$8,956 - March 31, 2007	15,091	19,360
Inventories	17,347	16,742
Royalty and distribution fee advances	13,303	13,118
Prepaid expenses and other assets	1,468	1,302

Total current assets	47,562	52,863

Noncurrent inventories, principally production costs	2,663	2,808
Noncurrent royalty and distribution advances	25,395	23,397
Property, equipment and improvements, net	4,088	4,692
Goodwill	5,715	5,715
Other assets	1,197	1,221

	$86,620	$90,696

See accompanying notes to consolidated financial statements

* The March 31, 2007 consolidated balance sheet has been derived from the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2007.

IMAGE ENTERTAINMENT, INC.

Consolidated Balance Sheets
(unaudited)

June 30, 2007 and March 31, 2007

LIABILITIES AND STOCKHOLDERS’ EQUITY

(In thousands, except share data)	June 30, 2007	March 31, 2007 *
Current liabilities:
Accounts payable	$6,128	$7,431
Accrued liabilities	5,948	6,039
Accrued royalties and distribution fees	8,664	9,881
Accrued music publishing fees	5,847	5,945
Deferred revenue	5,504	5,039
Revolving credit facility	1,067	--
Current portion of long-term debt, net of debt discount	1,718	1,612

Total current liabilities	34,876	35,947

Long-term debt, net of debt discount and current portion	21,320	21,948
Other long-term liabilities, less current portion	3,012	3,221

Total liabilities	59,208	61,116

Commitments and Contingencies (Notes 8, 9 and 10)
Stockholders’ equity:
Preferred stock, $.0001 par value, 25 million shares authorized; none issued and outstanding	--	--
Common stock, $.0001 par value, 100 million shares authorized; 21,737,000 and 21,577,000 issued and outstanding at June 30, 2007 and March 31, 2007, respectively	2	2
Additional paid-in capital	52,347	51,847
Accumulated other comprehensive income	3	3
Accumulated deficit	(24,940)	(22,272)

Net stockholders’ equity	27,412	29,580

	$86,620	$90,696

See accompanying notes to consolidated financial statements

* The March 31, 2007 consolidated balance sheet has been derived from the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2007.

IMAGE ENTERTAINMENT, INC.

Consolidated Statements of Operations
(unaudited)

For the Three Months Ended June 30, 2007 and 2006

(In thousands, except per share data)	2007	2006
NET REVENUES	$20,878	$22,347

OPERATING COSTS AND EXPENSES:
Cost of sales	15,579	18,192
Selling expenses	2,043	2,342
General and administrative expenses	4,794	3,846
Restructuring expenses	246	--

	22,662	24,380

LOSS FROM OPERATIONS	(1,784)	(2,033)
OTHER EXPENSES:
Interest expense, net	793	281

LOSS BEFORE INCOME TAXES	(2,577)	(2,314)
INCOME TAX EXPENSE	22	--

NET LOSS	$(2,599)	$(2,314)

NET LOSS PER SHARE:
Net loss - basic and diluted	$(.12)	$(.11)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	21,696	21,296

See accompanying notes to consolidated financial statements

IMAGE ENTERTAINMENT, INC.

Consolidated Statements of Cash Flows
(unaudited)

For the Three Months Ended June 30, 2007 and 2006

(In thousands)	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,599)	$(2,314)
Adjustments to reconcile net loss to net cash provided by (used
in) operating activities:
Amortization of production costs	960	1,156
Depreciation and other amortization	1,120	545
Provision for estimated doubtful accounts, sales returns and
other credits	46	35
Provision for lower of cost or market inventory writedowns	750	412
Restructuring charges	246	--
Changes in assets and liabilities associated with operating
activities:
Accounts receivable	4,223	3,095
Inventories	(1,283)	(601)
Royalty and distribution fee advances	101	1,154
Production cost expenditures	(887)	(1,188)
Prepaid expenses and other assets	(330)	(858)
Accounts payable, accrued royalties, fees and liabilities	(5,210)	(3,430)
Deferred revenue	465	(113)

Net cash used in operating activities	(2,398)	(2,107)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used in investing activities - capital expenditures	$(160)	$(345)

See accompanying notes to consolidated financial statements

IMAGE ENTERTAINMENT, INC.

Consolidated Statements of Cash Flows, Continued
(unaudited)

For the Three Months Ended June 30, 2007 and 2006

(In thousands)	2007	2006
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facility	$13,673	$18,114
Advance under disc replication agreement	--	10,000
Repayments of borrowings under revolving credit facility	(12,606)	(16,530)
Repayments of long-term debt	(997)	--
Proceeds from exercise of stock options	500	--

Net cash provided by financing activities	570	11,584

NET INCREASE (DECREASE) IN CASH:	(1,988)	9,132
Cash and cash equivalents at beginning of period	2,341	1,079

Cash and cash equivalents at end of period	$353	$10,211

SUPPLEMENTAL DISCLOSURES OF CASH
FLOW INFORMATION:
Cash paid during the period for:
Interest	$352	$237
Income taxes	$15	$--

Supplemental Disclosures of Noncash Investing and Financing Activities:

None.

See accompanying notes to consolidated financial statements

Image Entertainment, Inc.
Notes To Consolidated Financial Statements
(Unaudited)

Note 1.	Basis of Presentation.

        The accompanying unaudited interim condensed consolidated financial statements for Image Entertainment, Inc. and its wholly-owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and do not include all information and notes required for complete financial statements. All significant intercompany balances have been eliminated in consolidation.

        In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Due to the seasonal nature of our business and other factors such as the strength of our new release schedule, interim results are not necessarily indicative of the results that may be expected for the entire fiscal year. The accompanying financial information should, therefore, be read in conjunction with the consolidated financial statements and the notes thereto in our most recent Annual Report on Form 10-K. Certain prior year balances have been reclassified to conform to the current presentation.

Note 2.	Definitive Agreement to Sell Image to BTP Acquisition Company, LLC.

        On March 29, 2007, we entered into a definitive agreement with BTP Acquisition Company, LLC (“BTP”), an investor group led by David Bergstein, to sell Image in a transaction valued at approximately $132 million, including the assumption of a replication advance in excess of $9 million, as of March 29, 2007, and the repayment of approximately $24 million of debt. Under the terms of the agreement, Image stockholders will receive $4.40 per share in cash. The agreed-upon acquisition price represented a 27% premium to Image’s closing share price of $3.46 on March 29, 2007, and a 35% premium to the 30-day average price ended March 29, 2007. Stockholders owning a total of approximately 38% of our outstanding shares of common stock have agreed to vote their shares in favor of the transaction. Completion of the transaction is subject to customary closing conditions, including regulatory review and the approval of the transaction by our stockholders.

        On June 27, 2007, we amended our merger agreement with BTP. Under the terms of the amended merger agreement, our stockholders will receive the same aggregate cash consideration as under the original merger agreement, plus they will retain between 5% and 9% of their shares in the surviving company. The exact percentage of shares that will be retained by our stockholders will be determined by BTP not later than two business days prior to the filing of our definitive proxy statement with the Securities and Exchange Commission (“SEC”) in connection with the transaction. BTP will base its determination on, among other things, the ability of the surviving company to meet the applicable listing standards for continued listing of our common stock on the NASDAQ National Market (“NASDAQ”) following the closing of the merger. The transaction is expected to close by September 30, 2007.

        The buyer group is led by film financier and producer David Bergstein, who recently purchased U.K.-based Capitol Films, an international film distributor, and Thinkfilm, a North American film distributor. Our board of directors (“Board”) unanimously approved the merger agreement and the amended merger agreement, and has recommended that our stockholders vote in favor of the transaction. For more information on this potential transaction, please refer to our Current Reports on Form 8-K filed with the SEC on April 2, 2007 and July 2, 2007. For more information on the risks related to this potential transaction, please refer to “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2007 filed with the SEC on June 29, 2007 and the preliminary merger proxy statement on Form PREM14A filed with the SEC on July 25, 2007.

Note 3.	Accounting for Stock-Based Compensation.

        We measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the grant date for all awards granted in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payments.” Such cost will be recognized over the period during which an employee of ours is required to provide service in exchange for the award (i.e. the vesting period).

        On March 29, 2006, prior to the adoption of SFAS No. 123R, the Compensation Committee of our Board approved, and our full Board ratified, the acceleration of vesting for all outstanding unvested stock options granted under the our equity compensation plans. In connection with the vesting acceleration, the Compensation Committee and the Board also imposed a holding period on the shares underlying the accelerated options, which would prevent the sale or other transfer of such shares until the date the shares would have vested under the original vesting schedule of the respective option, except that the holding period will end upon the close of a change in control transaction.

Image Entertainment, Inc.
Notes To Consolidated Financial Statements
(Unaudited)

        There was no stock-based compensation granted during the quarter ended June 30, 2007. The total unrecognized compensation expense related to unvested restricted stock units, net of forfeitures, was immaterial to the consolidated financial statements at June 30, 2007.

Note 4.	New Accounting Pronouncements.

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

        In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP and requires enhanced disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. The pronouncement is effective for fiscal years beginning after November 15, 2007. The guidance in SFAS No. 157 will be applied prospectively with the exception of: (i) block discounts of financial instruments; and (ii) certain financial and hybrid instruments measured at initial recognition under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” These exceptions are to be applied retrospectively as of the beginning of initial adoption (a limited form of retrospective application). We will change how we estimate fair value starting in fiscal 2009.

        In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions. FIN 48 contains extensive disclosure requirements. We adopted the provisions of FIN 48 on April 1, 2007. For more information, please refer to “Note 11. Adoption of FASB Interpretation No. 48.”

Note 5.	Sonopress Fulfillment Services Agreement and Planned Closure of Las Vegas Facility.

        On March 29, 2007, we entered into an agreement with our exclusive DVD manufacturer Sonopress LLC (“Sonopress”), which provided for Sonopress to also serve as our exclusive provider of warehousing and distribution services.  We are currently in the process of integrating Sonopress’ logistics and warehouse management systems with our order management and inventory control software as well as transitioning all of our warehousing and distribution services to the Sonopress facility in Pleasant Prairie, Wisconsin.

        One-time termination benefits are being provided to current employees who are involuntarily terminated under the terms of this restructuring. These employees have been required to render service until a specific date in order to receive the termination benefits. In accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” the liability for the termination benefits of $381,000 was measured initially on the April 20, 2007 communication date to our employees based on the fair value of the liability as of the termination date. The resulting liability is being recognized ratably over the future service period. Amortization of one-time termination benefits totaled $246,000 for the quarter ended June 30, 2007, and is classified as a component of restructuring expenses within continuing operations in the consolidated statements of operations. We estimate future amortization of the total ultimate liability associated with the one-time termination benefits to be $118,000.

        The following table reconciles the liability for one-time termination benefits at March 31, 2007 to the liability at June 30, 2007:

Image Entertainment, Inc.
Notes To Consolidated Financial Statements
(Unaudited)

(In thousands)
Beginning liability at March 31, 2007	$--
Costs charged to expense during June 2007 quarter	246
Costs paid or otherwise settled during June 2007 quarter	(18)
Adjustment to liability for employees who terminate
service prior to specified separation date	--

Ending liability at June 30, 2007	$228

        Our decision to engage Sonopress to take over our warehousing and distribution operations, and accordingly close our Las Vegas distribution facility, ultimately resulted in much of our warehouse and distribution equipment to be abandoned before the end of its previously estimated useful life. We used our warehouse assets to store and distribute our products until the transfer of inventories to Sonopress was completed on July 31, 2007. In accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” depreciation and amortization estimates were revised to reflect the use of the assets over their shortened useful lives. At June 30, 2007, the remaining net book value of assets that we estimate will be abandoned after the cessation of warehousing and distribution activities in Nevada totaled approximately $135,000. These assets were classified as a component of property, equipment and improvements at June 30, 2007. We are amortizing the net book value down to its estimated salvage value and have classified the accelerated depreciation expense, totaling $422,000 for the quarter ended June 30, 2007, as a component of general and administrative expenses in the consolidated statement of operations for the three months ended June 30, 2007.

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

Note 6.	Inventories.

        Inventories at June 30, 2007, and March 31, 2007, are summarized as follows:

(In thousands)	June 30, 2007	March 31, 2007
DVD	$11,121	$10,724
Other (principally DVD packaging components and finished CD inventory)	3,724	3,588

	14,845	14,312
Production costs, net	5,165	5,238

	20,010	19,550
Less current portion of inventories	17,347	16,742

Noncurrent inventories, principally non-recoupable production costs	$2,663	$2,808

        Inventories consist primarily of finished DVD and CD product for sale and are stated at the lower of average cost or market.

        Production costs consist of capitalized costs to produce licensed programming for domestic and international distribution and include the costs of film and tape conversion to the optical disc format, menu and packaging design, authoring, compression, mastering and the overhead of our creative services and production departments. Non-recoupable production costs are reflected net of accumulated amortization of $11,486,000 and $10,553,000 at June 30, 2007 and March 31, 2007, respectively.

Note 7.	Investment in Film Production.

        Investment in film production at June 30, 2007 and March 31, 2007 are included as a component of royalty and distribution fee advances in the consolidated balance sheets and are summarized as follows:

(In thousands)	June 30, 2007	March 31, 2007
Completed and substantially not released	$4,109	$4,109
In process	2,298	1,948
In development	57	57

	$6,464	$6,114

Image Entertainment, Inc.
Notes To Consolidated Financial Statements
(Unaudited)

Note 8.	Revolving Credit Facility.

        We entered into a three-year Loan and Security Agreement dated as of May 4, 2007, with Wachovia Capital Finance Corporation (Western) (“Wachovia”), which replaced our credit facility with Wells Fargo Foothill, Inc.

        The agreement provides us with a revolving line of credit of up to $15 million, with an accordion feature to increase such amount to $20 million at our option, subject to the terms and conditions of the agreement. Actual borrowing availability is based on eligible trade accounts receivable levels.

        Borrowings bear interest at either the Prime Rate plus up to 0.25% (8.50% at June 30, 2007) or, at our option, LIBOR plus up to 2.25% (7.57% at June 30, 2007), subject to minimum borrowing levels. The level of interest rate margin to Prime or LIBOR is dependent upon our future financial performance as measured by EBITDA, earnings before interest, taxes, depreciation and amortization, as defined in the agreement. The targets under the agreement exempt certain expenses, including costs incurred in our corporate sale process with BTP.

        The agreement with Wachovia is subject to early termination fees, based upon the initial maximum facility amount of $15 million, of 1% if terminated within the first year of the term and 0.75% if terminated thereafter through the end of the three-year term.

        The agreement also imposes restrictions on such items as encumbrances and liens, payment of dividends, other indebtedness, stock repurchases and capital expenditures. Any outstanding borrowings are secured by our assets. We must also comply with minimum financial and operating covenants. The loan agreement provides that a Fixed Charge Coverage Ratio, as defined, will be tested if Excess Availability, as defined, falls below a certain level (which is $2 million for the fiscal year to date periods ending monthly from April 30, 2007 through November 30, 2007, and increases to $5 million for the fiscal year to date periods ending monthly from January 31, 2008 though March 31, 2008). We will be tested for this covenant for the nine months ended December 31, 2007, regardless of our Excess Availability levels. The agreement also requires that Excess Availability be greater than $2 million at all times from December 31, 2007, until the financial statements are delivered to Wachovia. We were in compliance with all financial and operating covenants at June 30, 2007, and expect to be in compliance for the foreseeable future.

        At June 30, 2007, we had $1,067,000 borrowed and had borrowing availability of $9.7 million under our revolving line of credit with Wachovia.

Note 9.	Long-Term Debt.

        Disc Replication Advance. Sonopress exclusively manufactures our DVDs and manufactures the majority of our CDs. On June 30, 2006, we received an interest-free $10 million advance against future DVD manufacturing from Sonopress, to be repaid at $0.20 per DVD manufactured, plus payment of a $0.04 administrative fee per DVD manufactured until the advance is repaid. Sonopress has a security interest in all of our assets in second position behind Wachovia. As the obligation is non-interest bearing, we initially imputed and recorded a debt discount of $1,945,000 to the $10 million face amount of the advance based upon our then-borrowing rate with our bank and recorded a deferred manufacturing credit, classified in other long-term liabilities. We are amortizing the debt discount, using the effective interest method, to interest expense. We are amortizing the deferred manufacturing credit as a reduction to the DVD disc purchase cost based upon actual discs manufactured by Sonopress. The $0.04 administrative fee per disc manufactured is being recorded as an additional inventory manufacturing cost. Amortization of the debt discount is a noncash interest expense and totaled $191,000 for the three months ended June 30, 2007. Amortization of the deferred manufacturing credit totaled $132,000 for the three months ended June 30, 2007. At June 30, 2007, we have $8,686,000 remaining outstanding under the advance, exclusive of the debt discount.

Image Entertainment, Inc.
Notes To Consolidated Financial Statements
(Unaudited)

        Private Placement of Senior Convertible Note and Warrant. On August 30, 2006, we issued to Portside Growth and Opportunity Fund (“Portside”), in a private placement, a senior convertible note in the principal amount of $17,000,000 and a related warrant to purchase 1,000,000 shares of our common stock, and on November 10, 2006, we entered into an Amendment and Exchange Agreement with Portside, which agreement modified the transaction documents and provided for a replacement warrant to be issued in exchange for the warrant previously issued to Portside. The note accrues interest at a rate of 7.875% per annum with accrued interest payable quarterly in arrears in either cash or stock. The note has a term of five years and is convertible into 4,000,000 shares of our common stock at a conversion price of $4.25 per share, subject to antidilution adjustments. The related warrant is exercisable for an aggregate of 1,000,000 shares of our common stock at an exercise price of $4.25 per share, subject to antidilution adjustments. The warrant has a term of five years from the issuance date. Portside has a security interest in all of our assets in third position behind Wachovia and Sonopress.

        Beginning in February 2009, Portside may require bi-annual payments, each in the amount of $4,000,000 principal plus interest. If the weighted-average trading price of our common stock is greater than $4.00 per share for the twenty trading days immediately prior to the due date for the first payment, then we can delay the first payment until August 2009.

        Following the first anniversary of the closing but before the second anniversary, we may force conversion of the note if the weighted-average trading price of our common stock is at least $6.38 per share (or 150% of the then-conversion price) for twenty trading days. Following the second anniversary of the closing, we may force conversion of the note if the weighted-average trading price of our common stock is at least $7.65 per share (or 180% of the then-conversion price) for twenty trading days. In no event can we force Portside to acquire by conversion of the note more than 4.99% of the issued and outstanding shares of our common stock.

        If we sell new securities during the first year following closing for a price per share less than $4.25 (or such other conversion or exercise price then in effect), then the conversion price of the note and exercise price of the warrant will be reduced to an amount equal to the price of the new securities sold. If we sell new securities after the first year following closing for a price less than $4.25 (or such other conversion or exercise price then in effect), then the conversion price of the note and exercise price of the warrant will be reduced to a weighted average amount pursuant to the formula contained in the note and warrant; provided, however, the exercise price of the warrant has a floor price of $3.67 until we receive any necessary stockholder approval as provided in the warrant. Portside has the right to participate in any future sale of securities for two years following the closing.

        In the event of a change of control, Portside has the right to redeem the outstanding principal balance of the note at 120% of par and the warrant at the then-current Black Scholes value. On November 10, 2006, at our request, Portside agreed to amend the note and warrant, which, among other things, gives us the right but not the obligation, in the event of a change of control with a private acquiring company, to redeem the outstanding principal balance of the note at 125% of par and the warrant at the then-current Black Scholes value. The amendment also removes restrictive covenants from the note in a change of control transaction, should the note be assumed by the acquiring company.

        The instruments issued as part of this transaction contain several embedded derivatives which we have valued in accordance with SFAS No. 133, “Derivative Instruments and Hedging Activities.” The embedded derivatives include Portside’s right to redeem the note in the event of a change of control, and our right to redeem the note in the event of a change of control to a private company. After engaging KPMG LLP to assist in the original and periodic valuation of the warrant and derivatives, we determined that the net fair value of all of the derivatives was not material to our financial position. The original fair value of the warrant was $1,900,000, which was recorded as a discount on the $17 million note liability with an offsetting credit to warrant liability in accordance with SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” and FASB Staff Position 150-1, “Issuer’s Accounting for Freestanding Financial Instruments Composed of More Than One Option or Forward Contract Embodying Obligations under FASB Statement No. 150.” The accrued warrant liability is included as a component of other long-term liabilities in the consolidated balance sheet at June 30, 2007. We revalue at least annually and when circumstances indicate the value would materially change. We re-address liability classification each quarterly reporting period.

        Long-term debt at June 30, 2007 and March 31, 2007 consisted of the following:

Image Entertainment, Inc.
Notes To Consolidated Financial Statements
(Unaudited)

(In thousands)	June 30, 2007	March 31, 2007
Subordinated senior convertible note, less debt discount of $1,428	$15,572	$15,430
Subordinated manufacturing advance obligation, less debt discount of $1,220	7,466	8,130

	23,038	23,560
Current portion of long-term debt, less debt discount of $582	1,718	1,612

Long-term debt less current portion and debt discount	$21,320	$21,948

Note 10.	Shareholder Claim.

        On April 10, 2007, a purported class action shareholder complaint entitled Henzel v. Image Entertainment, Inc., et al. was filed against us and certain of our officers and members of our Board in the Superior Court of the State of California, County of Los Angeles. The named plaintiff proposed to represent a class of our stockholders and claimed, among other things, that in connection with the proposed business combination transaction with BTP, our directors breached their fiduciary duties of due care, good faith and loyalty by failing to maximize stockholder value and by creating deterrents to third-party offers. Among other things, the complaint sought class action status, and a court order enjoining the consummation of the merger and directing us to take appropriate steps to maximize stockholder value. On August 9, 2007, the complaint was dismissed without prejudice by the plaintiff. Under our directors and officers liability insurance policies, we are financially responsible for the legal fees defending this lawsuit up to our $250,000 deductible, the entirety of which has been accrued as a component of accrued liabilities in the consolidated balance sheet at June 30, 2007. We have tendered this claim to our insurers.

Note 11.	Adoption of FASB Interpretation No. 48.

        Effective April 1, 2007, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 requires that we recognize in the consolidated financial statements the impact of a tax position that is more likely than not to be sustained upon examination based on the technical merits of the position. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of each tax position taken or expected to be taken in a tax return. Under FIN 48, a company can recognize the benefit of an income tax position only if it is more likely than not (greater than 50%) that the tax position will be sustained upon tax examination, based solely on the technical merits of the tax position. Otherwise, no benefit can be recognized. The tax benefits recognized are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Additionally, companies are required to accrue interest and related penalties, if applicable, on all tax exposures for which reserves have been established consistent with jurisdictional tax laws.

        We do not believe that we have included any “uncertain tax positions” in our Federal income tax return or any of the state income tax returns we are currently filing. We have made an evaluation of the potential impact of additional state taxes being assessed by jurisdictions in which we not currently consider ourselves liable. We do not anticipate that such additional taxes, if any, would result in a material change to our financial position. We had previously recorded $50,000 relating to these additional state taxes that may be payable, excluding any accrual for interest. However, we anticipate that it is more likely than not that additional state tax liabilities of approximatelly $69,000 exist, including accrued interest. We have therefore recorded an increase to accumulated deficit and income taxes payable at June 30, 2007 to provide for the additional state tax liabilities and interest. In connection with the adoption of FIN 48, we will include interest and penalties related to uncertain tax positions as a component of its provision for taxes.

Note 12.	Net Loss per Share Data.

        The following presents a reconciliation of the numerators and denominators used in computing basic and diluted net loss per share for the three months ended June 30, 2007 and 2006:

(In thousands, except per share data)	2007	2006
Net loss - basic and diluted numerator	$(2,599)	$(2,314)

Weighted-average common shares outstanding - basic denominator	21,696	21,296
Effect of dilutive securities	--	--

Weighted-average common shares outstanding - diluted denominator	21,696	21,296

Basic and diluted net loss per share	$(.12)	$(.11)

Image Entertainment, Inc.
Notes To Consolidated Financial Statements
(Unaudited)

        Outstanding common stock options and warrants not included in the computation of diluted net loss per share totaled 4,087,000 and 3,798,000, respectively, for the three months ended June 30, 2007 and 2006. They were excluded as their effect would be antidilutive.

Note 13.	Segment Information.

        In accordance with the requirements of SFAS No. 131, “Disclosures about Segments of and Enterprises and Related Information,” selected financial information regarding our reportable business segments, domestic and international, are presented below. Domestic wholesale distribution of home entertainment programming on DVD accounted for approximately 91% of our net revenue for the three months ended June 30, 2007, and 93% of our net revenue for the three months ended June 30, 2006. Management evaluates segment performance based primarily on net revenues, operating costs and expenses and earnings (loss) before income taxes. Interest income and expense is evaluated on a consolidated basis and not allocated to our business segments.

For the Three Months Ended June 30, 2007:

	2007
(In thousands)	Domestic	International	Inter-segment Eliminations	Consolidated
Net revenues	$20,460	$418	$--	$20,878
Operating costs and expenses	22,226	436	--	22,662

Loss from operations	(1,766)	(18)	--	(1,784)
Other expenses	793	--	--	793

Loss before income taxes	$(2,559)	$(18)	$--	$(2,577)

For the Three Months Ended June 30, 2006:

	2006
(In thousands)	Domestic	International	Inter-segment Eliminations	Consolidated
Net revenues	$21,758	$589	$--	$22,347
Operating costs and expenses	23,790	590	--	24,380

Loss from operations	(2,032)	(1)	--	(2,033)
Other expenses	281	--	--	281

Loss before income taxes	$(2,313)	$(1)	$--	$(2,314)

	As of
(In thousands)	June 30, 2007	March 31, 2007
Total assets:
Domestic	$86,070	$89,900
International	550	796

Consolidated total assets	$86,620	$90,696

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

        You should read the following discussion and analysis of Image Entertainment, Inc. (“we,” “us,” “our,” or the “Company”) in conjunction with the section entitled “Forward-Looking Statements” and our condensed consolidated financial statements and notes thereto in Item 1 above and with our audited consolidated financial statements and notes thereto, and with the information under the headings entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” in our most recent Annual Report on Form 10-K.

Introduction

Business Overview

        We are a vertically-integrated independent home entertainment content supplier engaged in the acquisition, production and worldwide distribution of exclusive content for release on a variety of formats and platforms, including:

•	DVD	•	Broadcast
•	CD		° Traditional
•	HD-DVD		° Cable
•	Blu-ray Disc®		° Satellite
•	UMD		° Video-On-Demand (VOD)
•	VHS	•	Theatrical

        We are primarily engaged in the domestic acquisition and wholesale distribution of content for release on DVD and digital platforms. We acquire and exploit, on DVD, digital and other home entertainment formats, exclusive distribution rights to a diverse array of general and specialty content, including:

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

        We currently release an average of approximately 30-35 new exclusive DVD titles, 15-20 new exclusive digital titles and five new exclusive CD titles each month.

        We acquire programming mainly by entering into exclusive licensing or distribution arrangements with producers and other content providers. We typically supplement such content by designing and producing additional value-added features. We routinely produce our own original entertainment programming, focused on live performance music concerts and comedy events with some of the most recognizable names in each industry, and also various forms of urban genre content. We are also co-producing feature horror and other genre specific titles with budgets from less than $500,000 to $3.5 million through co-production agreements with:

•	Dark Horse Entertainment
•	Graymark Productions
•	Amicus Entertainment

        In addition, we co-produced with Sisters Wooster, Inc. a thriller feature film, Sisters, which is a remake of the classic Brian De Palma film. We will also look to co-produce individual films with other established independent producers as such opportunities may arise.

First Quarter Fiscal 2008 Highlights

•	Net revenues decreased 6.6% to $20,878,000, compared with net revenues of $22,347,000 for the first quarter of fiscal 2007.

•	Gross profit margins were 25.4%, compared to 18.6% for the first quarter of fiscal 2007.

•	Selling expenses approximated 9.8% of net revenues, down from 10.5% of net revenues for the first quarter of fiscal 2007.

•	General and administrative expenses increased to $4,794,000, up from $3,846,000 for the first quarter of fiscal 2007. This increase is attributable to:

°	$639,000 in legal, investment banking and other related expenses associated with negotiating the BTP merger agreement;
°	$422,000 in accelerated depreciation and amortization of fixed assets related to the planned closure of our Las Vegas, Nevada distribution facility; and
°	$250,000 in legal expenses associated with the purported class action shareholder complaint described below under “Recent Events.”

•	$246,000 in involuntary employee termination expenses relating to the planned closure of our Las Vegas, Nevada distribution facility, and classified as restructuring expenses.

•	Net loss of $2,599,000 ($.12 per diluted share), compared to net loss of $2,314,000 ($.11 per diluted share) for the first quarter of fiscal 2007.

•	On May 4, 2007, we entered into a three-year Loan and Security Agreement with Wachovia Capital Finance Corporation (Western) (“Wachovia”), which provides us with a revolving line of credit of up to $15 million based upon eligible receivables.

•	On June 27, 2007, we amended our March 29, 2007 merger agreement with BTP Acquisition Company, LLC (“BTP”), which amendment is described below under “Recent Events.”

•	On July 25, 2007, we filed our preliminary proxy relating to the merger agreement with BTP, with the Securities and Exchange Commission (“SEC”).

•	On August 8, 2007, we notified Relativity Media, LLC that we believe they may have failed to perform certain of their obligations under our distribution agreement with them. We continue to expect that they will perform all of their obligations, and that we will generate significant revenue from the distribution agreement.

•	On April 10, 2007, a purported class action shareholder complaint entitled Henzel v. Image Entertainment, Inc., et al. was filed against us and certain of our officers and members of our board of directors (“Board”) in connection with our merger with BTP. On August 9, 2007, this lawsuit was dismissed without prejudice by the plaintiff.

        The highlights above are intended to identify some of our more significant events and transactions during the quarter ended June 30, 2007, and recent events which occurred after the quarter’s end. However, these highlights are not intended to be a full discussion of our results for the quarter.  These highlights should be read in conjunction with the following discussion of “Results of Operations” and “Liquidity and Capital Resources” and with our consolidated financial statements and notes thereto accompanying this Quarterly Report.

Recent Events

Definitive Agreement to Sell Image to BTP Acquisition Company, LLC

        On March 29, 2007, we entered into a definitive agreement with BTP, an investor group led by David Bergstein, to sell Image in a transaction valued at approximately $132 million, including the assumption of a replication advance in excess of $9 million, as of March 29, 2007, and the repayment of approximately $24 million of debt. Under the terms of the agreement, Image stockholders would receive $4.40 per share in cash. The agreed-upon acquisition price represented a 27% premium to Image’s closing share price of $3.46 per share of our common stock on March 29, 2007, and a 35% premium to the 30-day average price of our common stock ended March 29, 2007. Stockholders owning a total of approximately 38% of our outstanding shares of common stock have agreed to vote their shares in favor of the transaction. Completion of the transaction is subject to customary closing conditions, including regulatory review and the approval of the transaction by our stockholders.

        On June 27, 2007, we amended our merger agreement with BTP. Under the terms of the amended merger agreement, our stockholders will receive the same aggregate cash consideration as under the original merger agreement, plus they will retain between 5% and 9% of their shares in the surviving company. The exact percentage of shares that will be retained by our stockholders will be determined by BTP not later than two business days prior to the filing of our definitive proxy statement with the SEC in connection with the transaction. BTP will base its determination on, among other things, the ability of the surviving company to meet the applicable listing standards for continued listing of our common stock on the NASDAQ National Market (“NASDAQ”) following the closing of the merger. The transaction is expected to close by September 30, 2007.

        The buyer group is led by film financier and producer David Bergstein, who recently purchased U.K.-based Capitol Films, an international film distributor, and Thinkfilm, a North American film distributor. Our Board unanimously approved the merger agreement and the amended merger agreement, and has recommended that our stockholders vote in favor of the transaction. For more information on this potential transaction, please refer to our Current Reports on Form 8-K filed with the SEC on April 2, 2007 and July 2, 2007. For more information on the risks related to this potential transaction, please refer to “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2007 filed with the SEC on June 29, 2007 and the preliminary merger proxy statement on Form PREM14A filed with the SEC on July 25, 2007.

        On April 10, 2007, a purported class action shareholder complaint entitled Henzel v. Image Entertainment, Inc., et al. was filed against us and certain of our officers and members of our Board in the Superior Court of the State of California, County of Los Angeles. The named plaintiff proposed to represent a class of our stockholders and claimed, among other things, that in connection with the proposed business combination transaction with BTP, our directors breached their fiduciary duties of due care, good faith and loyalty by failing to maximize stockholder value and by creating deterrents to third-party offers. Among other things, the complaint sought class action status, and a court order enjoining the consummation of the merger and directing us to take appropriate steps to maximize stockholder value. On August 9, 2007, the complaint was dismissed without prejudice by the plaintiff. Under our directors and officers liability insurance policies, we are financially responsible for legal fees defending this lawsuit up to our $250,000 deductible, the entirety of which has been accrued as a component of accrued expenses in the consolidated balance sheet at June 30, 2007. We have tendered this claim to our insurers.

Sonopress Fulfillment Services Agreement and Planned Closure of Las Vegas Facility

        On March 29, 2007, we entered into an agreement with Sonopress LLC (“Sonopress”), which provided for Sonopress to also serve as our exclusive provider of warehousing and distribution services.  We are currently in the process of integrating Sonopress’ logistics and warehouse management systems with our order management and inventory control software as well as transitioning all of our warehousing and distribution services to the Sonopress facility in Pleasant Prairie, Wisconsin.

        One-time termination benefits are being provided to current employees who are involuntarily terminated under the terms of this restructuring. These employees have been required to render service until a specific date in order to receive the termination benefits. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” the liability for the termination benefits of $381,000 was measured initially on the April 20, 2007 communication date to our employees based on the fair value of the liability as of the termination date. The resulting liability is being recognized ratably over the future service period. Amortization of one-time termination benefits totaled $246,000 for the quarter ended June 30, 2007, and is classified as a component of restructuring expenses within continuing operations in our consolidated statements of operations. We estimate future amortization of the total ultimate liability associated with the one-time termination benefits to be $118,000.

        Our decision to engage Sonopress to take over our warehousing and distribution operations and accordingly close our Las Vegas distribution facility ultimately resulted in much of our warehouse and distribution equipment to be abandoned before the end of its previously estimated useful life. We used our warehouse assets to store and distribute our products until the transfer of inventories to Sonopress was completed on July 31, 2007. In accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” depreciation and amortization estimates were revised to reflect the use of the assets over their shortened useful lives. At June 30, 2007, the remaining net book value of assets that we estimate will be abandoned after the cessation of warehousing and distribution activities in Nevada totaled approximately $135,000. These assets were classified as a component of property, equipment and improvements at June 30, 2007. We are amortizing the net book value down to its estimated salvage value and have classified the accelerated depreciation expense, totaling $422,000 for the quarter ended June 30, 2007, as a component of general and administrative expenses in the consolidated statement of operations for the three months ended June 30, 2007.

        We notified our Las Vegas landlord of our intent to vacate the facility and sublease the space on March 29, 2007. In accordance with SFAS No. 13, “Accounting for Leases,” we will recognize a liability at the date we cease using the facility at its fair value. As the lease is an operating lease, we will determine fair value based on the remaining lease payments reduced by actual or estimated sublease rentals. We estimate our cease-use date to be September 30, 2007.

Liquidity and Capital Resources

Sources and Uses of Cash for the Three Months Ended June 30, 2007

Our working capital has historically been generated from the following sources:

•	operating cash flows
•	availability under our revolving line of credit
•	private placement of debt and equity instruments
•	advances from our disc manufacturer

        We used cash of $2,398,000 in operations through June 30, 2007. Our pretax loss from operations was $2,577,000 for the three months ended June 30, 2007.

        The more significant sources of working capital for the three months ended June 30, 2007 included:

•	seasonal collection of our trade receivables of approximately $5.0 million.
•	borrowings under our revolving bank line of credit of approximately $1.1 million.
•	proceeds from the exercise of employee stock options totaling $500,000.

        The more significant uses of working capital for the three months ended June 30, 2007 included:

•	seasonal pay down of accounts payable, accrued expenses, royalty and distribution fee payables of approximately $3.5 million, which included:
°	$639,000 incurred in legal, investment banking and other related expenses associated with the BTP merger; and
°	$250,000 incurred in legal fees associated with the shareholder lawsuit.
•	pay down of approximately $856,000 of our manufacturing advance liability to Sonopress.

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

        Additionally, should we be in a position to acquire significantly higher-profile content or libraries of content for exclusive distribution, or should we find an attractive, synergistic corporate acquisition, we would need to seek additional debt or equity financing in order fund the transaction. We believe any such financing could come in the form of additional corporate debt, convertible debt, convertible preferred stock or straight equity issuance of our registered shares through a private investment in public equity investor; however, there are no assurances that such financing would be available, or available on terms acceptable to us.

        Sony BMG Recoupment of Royalty Advance for International Sublicense Rights. We received a $3.0 million initial royalty advance under the Sony BMG license agreement in March 2003, fully recoupable from revenues generated by Sony BMG against quarterly royalties due to us under the agreement. In accordance with our agreement, Sony BMG is reducing their outstanding advance through recoupment, without making additional quarterly royalty advances. We must repay any outstanding unrecouped royalty advance within 30 days following the final Sony BMG reporting at the end of Sony BMG’s term and sell-off period. At June 30, 2007, approximately $500,000 remains from the last $3 million advance and is classified as a component of deferred revenue in the accompanying balance sheet.

        Revolving Credit and Term Loan Facility. We entered into a three-year Loan and Security Agreement with Wachovia, dated as of May 4, 2007, which replaced our credit facility with Wells Fargo Foothill, Inc.

        The agreement provides us with a revolving line of credit of up to $15 million, with an accordion feature to increase such amount to $20 million at our option, subject to the terms and conditions of the agreement. Actual borrowing availability is based on eligible trade accounts receivable levels.

        Borrowings under the agreement bear interest at either the Prime Rate plus up to 0.25% (8.50% at June 30, 2007) or, at our option, LIBOR plus up to 2.25% (7.57% at June 30, 2007), subject to minimum borrowing levels. The level of interest rate margin to Prime or LIBOR is dependent upon our future financial performance as measured by EBITDA, earnings before interest, taxes, depreciation and amortization, as defined in the agreement. The targets under the agreement exempt certain expenses, including costs incurred in our corporate sale process.

        The agreement also imposes restrictions on such items as encumbrances and liens, payment of dividends, other indebtedness, stock repurchases and capital expenditures. In addition, any outstanding borrowings are secured by our assets. We must also comply with minimum financial and operating covenants. The loan agreement provides that a Fixed Charge Coverage Ratio, as defined, will be tested if Excess Availability, as defined, falls below a certain level (which is $2 million for the fiscal year to date periods ending monthly from April 30, 2007 through November 30, 2007, and increases to $5 million for the fiscal year to date periods ending monthly from January 31, 2008 though March 31, 2008). We will be tested for this covenant for the nine months ended December 31, 2007, regardless of our Excess Availability levels. The agreement also requires that Excess Availability be greater than $2 million at all times from December 31, 2007, until our financial statements are delivered to Wachovia. We were in compliance with all financial and operating covenants at June 30, 2007, and expect to be in compliance for the foreseeable future.

        At June 30, 2007, we had $1,067,000 borrowed and had borrowing availability of $9.7 million under our revolving credit facility with Wachovia.

Long-Term Debt

        Long-term debt at June 30, 2007 and March 31, 2007 consisted of the following:

(In thousands)	June 30, 2007	March 31, 2007
Subordinated senior convertible note, less debt discount of $1,428	$15,572	$15,430
Subordinated manufacturing advance obligation, less debt discount of $1,220	7,466	8,130

	23,038	23,560
Current portion of long-term debt, less debt discount of $582	1,718	1,612

Long-term debt less current portion, less debt discount	$21,320	$21,948

Contractual Obligations and Commercial Commitments

        The following table summarizes our contractual obligations at June 30, 2007, and the effects such obligations are expected to have on liquidity and cash flow in future periods:

(in thousands)	Payments due by fiscal period
Contractual obligations:	Total	Remainder of 2008	2009	2010	2011	2012	Thereafter
Operating lease obligations	$10,989	$1,231	$1,658	$1,701	$1,745	$1,740	$2,914
Capital lease obligations	255	52	75	83	45	--	--
Long-term debt obligations	25,686	1,725	6,300	10,300	5,804	1,557	--
Interest-convertible debt
obligations	3,373	1,004	1,313	813	210	33	--
Licensing and exclusive
distribution agreements	5,035	4,652	383	--	--	--	--
Employment obligations	2,935	1,642	1,293	--	--	--	--

Total	$48,273	$10,306	$11,022	$12,897	$7,804	$3,330	$2,914

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

Results of Operations

        Our consolidated financial information for the three months ended June 30, 2007, should be read in conjunction with our consolidated financial statements and the notes thereto and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our most recent Annual Report on Form 10-K.

        We have two business segments, domestic (which consists of the U.S. and Canada) and international. Our domestic segment primarily consists of acquisition, production and distribution of exclusive DVD content and, through our wholly-owned subsidiary, Egami Media, Inc. (“Egami”), exclusive content for digital distribution via video on demand, streaming video and download. Our international segment includes international video sublicensing and worldwide broadcast rights exploitation.

Revenues

        The following table presents consolidated net revenues by reportable business segment for the three months ended June 30, 2007 and 2006, respectively:

	Three Months Ended June 30,
	2007	2006	% Change
	(in thousands)
Net revenues
Domestic	$20,460	$21,758	(6.0)%
International	418	589	(29.0)

Consolidated	$20,878	$22,347	(6.6)%

Domestic Revenues

        During the June 2007 quarter, we had increased revenues generated from higher-margin exclusively licensed programming as opposed to lower–margin exclusively distributed programming. Discovery Channel’s Mythbusters Collection 1 contributed to the change in sales mix that favored exclusively licensed programming. Revenues generated by digital distribution, though our wholly-owned subsidiary Egami, increased to $495,000 for the June 2007 quarter, from $260,000 for the June 2006 quarter, reflecting our participation in the growth of the digital distribution marketplace.

        Our strongest new releases for the June 2007 quarter as compared to the June 2006 quarter were:

June 2007 Quarter	June 2006 Quarter

DVDs	DVDs
Mythbusters: Collection 1 (Discovery Channel)	Jeff Dunham: Arguing with Myself
Survivorman (Discovery Channel)	Jamie Kennedy: Unwashed: The Stand-Up Special
Darwin’s Nightmare	Tommy Lee Goes to College
Sansho the Bailiff (Criterion)	Chuck Berry: Hail! Hail! Rock ’n’ Roll
The Third Man (Criterion)	Korn: Live on the Other Side
The Documentaries of Louis Malle (Criterion)	Austin City Limits Music Festival 2005
Steven Wright: When the Leaves Blow Away	One Love 3: Pure Heat
Axis of Evil Comedy Tour	Just For Kicks.
Black and Blue: Legends of the Hip-Hop Cop (QD3 Collection)
CDs	Art of 16 Bars (QD3 Collection)
No Significant Releases	Patlabor: The Movie 1 (Anime)
Mr. Arkadin: The Complete (Orson Welles - Criterion)
Dazed and Confused (Criterion)

CDs
7th Heaven: TV Soundtrack
KRS One: Life
Jamie Kennedy: Unwashed
Billboard Latin Music Awards

International Revenue

        Our internationally generated revenues for the June quarter were lower as a result of fewer new international releases.

Gross Margins

        The following table presents consolidated cost of sales by reportable business segment and as a percentage of related segment net revenues for the three months ended June 30, 2007 and 2006, respectively:

	Three Months Ended June 30,
	2007	2006
Cost of sales:
Domestic	$15,302	$17,756
International	277	436

Consolidated	$15,579	$18,192

			% Change
As a percentage of segment net
revenues:
Domestic	74.8%	81.6%	(6.8)%
International	66.3	74.0	(7.7)

Consolidated	74.6%	81.4%	(6.8)%

        Our consolidated cost of sales for the quarter ended June 30, 2007 were $15,579,000, or 74.6% of net revenues, compared to $18,192,000, or 81.4% of net revenues, for the same quarter last year. Accordingly, our consolidated gross margins for the June 2007 quarter were $5,299,000, or 25.4% of net revenues, compared to 18.6% for the June 2006 quarter.

Domestic Gross Margin

        Gross margins for our domestic segment, as a percentage of segment net revenues, increased by 6.8% to 25.2% for the three months ended June 30, 2007, from 18.4% for the three months ended June 30, 2006. In general, each of our exclusive agreements has differing terms. We have exclusive license agreements and exclusive distribution agreements. We typically generate higher gross margins under our license agreements. For license agreements, we pay a royalty based on sales and for distribution agreements, we generally retain a fee, recoup our costs and split back-end profits, if any. The average gross margin recognized is then reduced by expenses classified as cost of sales such as the expenses generated by our distribution facility, amortization of non-recoupable production costs, freight costs and market development funds contributed to our retailers to get placement for our product. When the average gross margin for a period is lower, these additional costs of sales items will further reduce the gross margins recognized.

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

        Some specific factors contributing to the increase in segment gross profit margins for the June 2007 quarter as compared to the June 2006 quarter were:

•	A more favorable sales mix of titles sold during the quarter. We recognized a higher gross margin from a revenue share arrangement with one of our content suppliers whereby our exclusive content was purchased by a third-party for its own promotional program and we had a larger share of revenue generated by higher-margin exclusively licensed programming compared to lower-margin exclusively distributed programming.

•	We incurred lower market development funds for product sold to our customers during the quarter as part of our ongoing efforts to control these costs. Market development funds are recorded as a reduction in net sales and were lower during the quarter by $1,014,000.

Partially offsetting the positive impact to gross margins described above during the June 2007 quarter were increased write-downs of inventory to fair value totaling $338,000.

International Gross Margin

        Gross margins for the international segment, as a percentage of segment net revenues, increased by 7.7% to 33.7% for the three months ended June 30, 2007, from 26.0% for the three months ended June 30, 2006, resulting from a more favorable sales mix during the fiscal 2008 quarter.

Selling Expenses

        The following table presents consolidated selling expenses by reportable business segment and as a percentage of related segment net revenues for the three months ended June 30, 2007 and 2006, respectively:

	Three Months Ended June 30,
	2007	2006	% Change
	(in thousands)
Selling expenses:
Domestic	$2,011	$2,306	(12.8)%
International	32	36	(11.1)

Consolidated	$2,043	$2,342	(12.8)%

As a percentage of segment net
revenues:
Domestic	9.8%	10.6%	(0.8)%
International	7.7	6.1	1.6

Consolidated	9.8%	10.5%	(0.7)%

Domestic Selling Expenses

        The decrease in domestic selling expenses for the June 2007 quarter was primarily due to lower personnel costs resulting from a lower headcount in our domestic operations.

General and Administrative Expenses

        The following table presents consolidated general and administrative expenses by reportable business segment and as a percentage of related segment net revenues for the three months ended June 30, 2007 and 2006, respectively:

	Three Months Ended June 30,
	2007	2006	% Change
	(in thousands)
General and administrative
expenses:
Domestic	$4,667	$3,728	25.2%
International	127	118	7.6

Consolidated	$4,794	$3,846	24.6%

As a percentage of segment net
revenues:
Domestic	22.8%	17.1%	5.7%
International	30.4	20.0	10.4

Consolidated	23.0%	17.2%	5.8%

Domestic General and Administrative Expenses

The increase in domestic general and administrative expenses for the June 2007 quarter was primarily due to:

•	BTP transaction-related expenses of $639,000, which is comprised of legal, investment banking and other related expenses.
•	$422,000 associated with the planned closure of our Las Vegas, Nevada distribution facility, which is comprised of accelerated depreciation and amortization.
•	Increased outside auditor fees and information technology technical support of $104,000.
•	An accrual of $100,000 for a potential severance payout associated with an employee termination.

Partially offsetting the noted increases to general and expenses for the June 2007 quarter were:

•	Reduced temporary labor expenses of $175,000 during the quarter.
•	Reduced personnel expenses of $122,000, as a result of lower headcount in our domestic operations.

        We expect higher than normal legal and professional expenses through the three months ending September 30, 2007 as a result of the proposed merger process.

Restructuring Expenses

•	$246,000 in involuntary employee termination expenses relating to the planned closure of our Las Vegas, Nevada distribution facility.

Interest Expense

        Interest expense, net of interest income, for the three months ended June 30, 2007, increased to $793,000, from $281,000, for the three months ended June 30, 2006. Interest expense for the three months ended June 30, 2007 was greater as a result of higher weighted-average interest bearing debt levels and interest rates for the period, as well as significant noncash interest expense recorded from the amortization of debt discounts and deferred financing costs. Net noncash charges to interest expense, representing amortization of the Sonopress manufacturing advance debt discount, convertible note debt discount and deferred financing costs for the three months ended June 30, 2007, totaled $436,000.

Income Taxes

        We recorded Federal and state tax expenses of approximately $22,000 for the quarter ended June 30, 2007, using an estimated effective tax rate of 5.5% for fiscal 2008. The tax rate is lower than statutory rates due to utilization of net operating loss carryforwards. We did not record Federal or state taxes for the quarter ended June 30, 2006.

        Adoption of FASB Interpretation No. 48

        Effective April 1, 2007, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 requires that we recognize in our consolidated financial statements the impact of a tax position that is more likely than not to be sustained upon examination based on the technical merits of the position. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of each tax position taken or expected to be taken in a tax return. Under FIN 48, a company can recognize the benefit of an income tax position only if it is more likely than not (greater than 50%) that the tax position will be sustained upon tax examination, based solely on the technical merits of the tax position. Otherwise, no benefit can be recognized. The tax benefits recognized are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Additionally, companies are required to accrue interest and related penalties, if applicable, on all tax exposures for which reserves have been established consistent with jurisdictional tax laws.

        We do not believe that we have included any “uncertain tax positions” in our Federal income tax return or any of the state income tax returns we are currently filing. We have made an evaluation of the potential impact of additional state taxes being assessed by jurisdictions in which we do not currently consider ourselves liable. We do not anticipate that such additional taxes, if any, would result in a material change to our financial position. We had previously recorded $50,000 relating to additional state taxes that may be payable, excluding any accrual for interest. However, we anticipate that it is more likely than not that additional state tax liabilities of approximately $69,000 exist, including accrued interest. We have therefore recorded an increase to accumulated deficit and income taxes payable at June 30, 2007, to provide for these additional state tax liabilities and interest. In connection with the adoption of FIN 48, we will include interest and penalties related to uncertain tax positions as a component of our provision for taxes.

Consolidated Net Loss

        For all of the foregoing reasons, our net loss for the three months ended June 30, 2007 and 2006, was $2,599,000, or $.12 per diluted share, and $2,314,000, or $.11 per diluted share, respectively.

Critical Accounting Policies and Procedures

        There have been no significant changes in the critical accounting policies disclosed in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our most recent Annual Report on Form 10-K.

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

        Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates and foreign currency exchange rates. Changes in interest rates and changes in foreign currency exchange rates could have an impact on our results of operations.

Interest Rate Fluctuations

        At June 30, 2007, approximately $1.0 million of our outstanding borrowings were subject to changes in interest rates; however, we do not use derivatives to manage this risk. This exposure is linked to the prime rate and LIBOR.

        Management believes that moderate changes in the prime rate or LIBOR would not materially affect our operating results or financial condition. For example, a 1.0% change in interest rates would result in an approximate $10,000 annual impact on pretax earnings (loss) based upon our outstanding borrowings at June 30, 2007.

Foreign Exchange Rate Fluctuations

        At June 30, 2007, a nominal amount of our accounts receivable was related to international distribution and denominated in foreign currencies and, accordingly, is subject to future foreign exchange rate risk. To date, we have not entered into foreign currency exchange contracts to manage this risk.

Item 4.	Controls and Procedures.

        We have evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our system of disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us that is required to be disclosed in our periodic reports filed with the SEC. There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

        On April 10, 2007, a purported class action shareholder complaint entitled Henzel v. Image Entertainment, Inc., et al. was filed against us and certain of our officers and members of our Board in the Superior Court of the State of California, County of Los Angeles. The named plaintiff proposed to represent a class of our stockholders and claimed, among other things, that in connection with the proposed business combination transaction with BTP, our directors breached their fiduciary duties of due care, good faith and loyalty by failing to maximize stockholder value and by creating deterrents to third-party offers. Among other things, the complaint sought class action status, and a court order enjoining the consummation of the merger and directing us to take appropriate steps to maximize stockholder value. On August 9, 2007, the complaint was dismissed, without prejudice, by the plaintiff.

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

Item 1A.	Risk Factors.

        Our results of operations and financial condition are subject to numerous risks and uncertainties described in our Annual Report on Form 10-K for our fiscal year ended March 31, 2007, filed on June 29, 2007. You should carefully consider these risk factors in conjunction with the other information contained in this Quarterly Report. Should any of these risks materialize, our business, financial condition and future prospects could be negatively impacted. As of June 30, 2007, there have been no material changes to the disclosures made on the above-referenced Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

        None.

Item 3.	Defaults Upon Senior Securities.

        None.

Item 4.	Submission of Matters to a Vote of Security Holders.

        None.

Item 5.	Other Information.

        None.

Item 6.	Exhibits.

31.1	Certification by the Registrant’s Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Registrant’s Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Registrant’s Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Registrant’s Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMAGE ENTERTAINMENT, INC.
Date: August 14, 2007	By: /S/ MARTIN W. GREENWALD
Martin W. Greenwald
President and Chief Executive Officer
Date: August 14, 2007	By: /S/ JEFF M. FRAMER
Jeff M. Framer
Chief Financial Officer