Form 10-Q
period 2007-09-30
IMAGE ENTERTAINMENT INC
filed 2007-11-13
CIK 216324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007.

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  _____  to  _____.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares outstanding of the issuer’s common stock on November 6, 2007: 21,739,798

IMAGE ENTERTAINMENT, INC.
INDEX TO FORM 10-Q

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2007 (“Quarterly Report”) of Image Entertainment, Inc. (“we,” “us,” “our,” or “Image”) includes forward-looking statements that involve risks and uncertainties within the meaning of the Private Securities Litigation Reform Act of 1995. Other than statements of historical fact, all statements made in this Quarterly Report are forward-looking, including, but not limited to, statements regarding industry prospects, future results of operations or financial position, and statements of our intent, belief and current expectations about our strategic direction, prospective and future results. In some cases, forward-looking statements may be identified by words such as “will,” “should,” “expect,” “anticipate,” “believe,” “estimate,” “continue,” “future,” “intend” or similar words. Forward-looking statements involve risks and uncertainties that are inherently difficult to predict, which could cause actual outcomes and results to differ materially from our expectations, forecasts and assumptions. The following important factors could affect our future results and could cause those results to differ materially from those expressed in such forward-looking statements:
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
IMAGE ENTERTAINMENT, INC.
Consolidated Balance Sheets
(unaudited)
September 30, 2007 and March 31, 2007
ASSETS

(In thousands)	September 30, 2007	March 31, 2007 *

Current assets:

Cash and cash equivalents	$1,498	$2,341

Accounts receivable, net of allowances of $8,476 - September 30, 2007; $8,956 - March 31, 2007	16,665	19,360

Inventories	17,744	16,742

Royalty and distribution fee advances	14,885	13,118

Prepaid expenses and other assets	1,326	1,302

Total current assets	52,118	52,863

Noncurrent inventories, principally production costs	2,518	2,808

Noncurrent royalty and distribution advances	22,806	23,397

Property, equipment and improvements, net	3,651	4,692

Goodwill	5,715	5,715

Other assets	1,054	1,221

	$87,862	$90,696

See accompanying notes to consolidated financial statements

*	The March 31, 2007 consolidated balance sheet has been derived from the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2007.

IMAGE ENTERTAINMENT, INC.
Consolidated Balance Sheets
(unaudited)
September 30, 2007 and March 31, 2007
LIABILITIES AND STOCKHOLDERS’ EQUITY

(In thousands, except share data)	September 30, 2007	March 31, 2007 *

Current liabilities:

Accounts payable	$8,334	$7,431

Accrued liabilities	4,961	6,039

Accrued royalties and distribution fees	7,321	9,881

Accrued music publishing fees	5,824	5,945

Deferred revenue	5,523	5,039

Revolving credit facility	6,667	—

Current portion of long-term debt, net of debt discount	1,926	1,612

Total current liabilities	40,556	35,947

Long-term debt, net of debt discount and current portion	20,745	21,948

Other long-term liabilities, less current portion	2,819	3,221

Total liabilities	64,120	61,116

Commitments and contingencies and subsequent events (Notes 3, 4, 7, 10 and 11)

Stockholders’ equity:

Preferred stock, $.0001 par value, 25 million shares authorized; none issued and outstanding	—	—

Common stock, $.0001 par value, 100 million shares authorized; 21,740,000 and 21,577,000 issued and outstanding at September 30, 2007 and March 31, 2007, respectively	2	2

Additional paid-in capital	52,359	51,847

Accumulated other comprehensive income	4	3

Accumulated deficit	(28,623)	(22,272)

Net stockholders’ equity	23,742	29,580

	$87,862	$90,696

See accompanying notes to consolidated financial statements

*	The March 31, 2007 consolidated balance sheet has been derived from the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2007.

IMAGE ENTERTAINMENT, INC.
Consolidated Statements of Operations
(unaudited)
For the Three and Six Months Ended September 30, 2007 and 2006

	Three Months Ended		Six Months Ended
	September 30,	September 30,	September 30,	September 30,
(In thousands, except per share data)	2007	2006	2007	2006

NET REVENUES	$21,633	$22,842	$42,511	$45,189

OPERATING COSTS AND EXPENSES:
Cost of sales	18,083	18,856	33,662	37,048
Selling expenses	2,178	2,701	4,221	5,043
General and administrative expenses	4,035	4,597	8,829	8,443
Restructuring expenses	196	—	442	—

	24,492	26,154	47,154	50,534

LOSS FROM OPERATIONS	(2,859)	(3,312)	(4,643)	(5,345)

OTHER EXPENSES:
Interest expense, net	808	479	1,601	760

LOSS BEFORE INCOME TAXES	(3,667)	(3,791)	(6,244)	(6,105)

INCOME TAXES	16	—	38	—

NET LOSS	$(3,683)	$(3,791)	$(6,282)	$(6,105)

NET LOSS PER SHARE:
Net loss — basic and diluted	$(.17)	$(.18)	$(.29)	$(.29)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	21,739	21,478	21,718	21,387

See accompanying notes to consolidated financial statements

IMAGE ENTERTAINMENT, INC.
Consolidated Statements of Cash Flows
(unaudited)
For the Six Months Ended September 30, 2007 and 2006

(In thousands)	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(6,282)	$(6,105)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of production costs	1,995	2,332
Depreciation and other amortization	1,619	1,333
Provision for estimated doubtful accounts, sales returns and other credits	133	523
Provision for lower of cost or market inventory writedowns	1,350	857
Restructuring charges	442	—
Changes in assets and liabilities associated with operating activities:
Accounts receivable	2,563	(2,965)
Inventories	(2,314)	(1,374)
Royalty and distribution fee advances	165	(927)
Production cost expenditures	(1,744)	(2,162)
Prepaid expenses and other assets	(128)	(753)
Accounts payable, accrued royalties, fees and liabilities	(4,482)	(5,067)
Deferred revenue	484	1,108

Net cash used in operating activities	(6,199)	(13,200)

CASH FLOWS FROM INVESTING ACTIVITIES:

Net cash used in investing activities — capital expenditures	$(296)	$(664)

See accompanying notes to consolidated financial statements

IMAGE ENTERTAINMENT, INC.
Consolidated Statements of Cash Flows, Continued
(unaudited)
For the Six Months Ended September 30, 2007 and 2006

(In thousands)	2007	2006

CASH FLOWS FROM FINANCING ACTIVITIES:

Borrowings under revolving credit facility	$26,068	$31,707
Repayments of borrowings under revolving credit facility	(19,401)	(43,207)
Proceeds from issuance of long-term debt, net of costs	—	25,888
Repayments of long-term debt	(1,527)	—
Proceeds from exercise of common stock warrant	—	330
Proceeds from exercise of employee stock options	512	17

Net cash provided by financing activities	5,652	14,735

NET INCREASE (DECREASE) IN CASH:	(843)	871

Cash and cash equivalents at beginning of period	2,341	1,079

Cash and cash equivalents at end of period	$1,498	$1,950

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:
Interest	$758	$455
Income taxes	$23	$6

Supplemental Disclosures of Noncash Investing and Financing Activities:
On August 30, 2006, we issued a warrant with a fair value of $1,900,000 in connection with the $17 million convertible debt financing. The warrant was recorded as a discount to the related debt and a long-term liability.
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
As disclosed in Note 10. Revolving Credit Facility., we may not be in compliance with our debt covenants under our existing line of credit by December 31, 2007. While we believe we will be successful in obtaining a waiver or an amendment from our bank, there can be no assurance that we will do so. If we are unable to obtain a waiver, an amendment or otherwise refinance our credit arrangement, it would raise substantial doubt about our ability to continue as a going concern. No adjustments have been made to these financial statements as a result of this uncertainty.

Note 2.	Definitive Agreement to Sell Image to BTP Acquisition Company, LLC.
On March 29, 2007, we entered into a definitive agreement with BTP Acquisition Company, LLC (“BTP”), an investor group led by film financier and producer David Bergstein, to sell Image.
Mr. Bergstein recently purchased U.K.-based Capitol Films, an international film distributor, THINKFilm, a North American film distributor and IM Global, a foreign sales company. Under the terms of the agreement, our stockholders would receive $4.40 per share in cash. The agreed-upon acquisition price represented a 27% premium to our closing share price of $3.46 on March 29, 2007, and a 35% premium to the 30-day average price ended March 29, 2007.
On June 27, 2007, we amended and restated our merger agreement with BTP. Under the terms of the amended and restated merger agreement, our stockholders will receive the same aggregate cash consideration as under the original merger agreement, plus they will retain 6% of their shares in the surviving publicly-traded company. Prior to the stockholder vote, stockholders owning a total of approximately 38% of our outstanding shares of common stock agreed to vote their shares in favor of the transaction. Our board of directors unanimously approved the merger agreement and the amended and restated merger agreement, and recommended that our stockholders vote in favor of the transaction.
On September 19, 2007, we filed our definitive proxy statement for the merger with the Securities and Exchange Commission (“SEC”). On October 22, 2007, our stockholders adopted the amended and restated merger agreement with BTP, which provides for the acquisition of Image by BTP, and approved the securities issuance proposal, which provides BTP a right to receive warrants to purchase up to 8,500,000 shares of our common stock at an exercise price of either $1.00 or $4.25 per share and a right for BTP to elect to purchase up to an aggregate 21 million shares of our common stock and shares of our convertible preferred stock, less the number of shares of common stock issuable upon exercise of any warrants that may be issued to BTP pursuant to the amended and restated merger agreement. Any convertible preferred stock would be a newly authorized class of preferred stock of Image.
Completion of the transaction is subject to customary closing conditions. The transaction is expected to close by November 15, 2007.
For more information on this potential transaction, please refer to our Current Reports on Form 8-K filed with the SEC on April 2, July 2, August 10 and October 22, 2007. For more information on the risks related to this potential transaction, please refer to “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2007 filed with the SEC on June 29, 2007 and our merger proxy statement on Form DEFM14A filed with the SEC on September 19, 2007.

Image Entertainment, Inc.
Notes To Consolidated Financial Statements
(Unaudited)

Note 3.	Transactions with BTP Affiliates.
We have acquired from Capitol Films, a BTP affiliate, the exclusive U.S. home video, broadcast and digital distribution rights for three feature films, and from The Last Word LLC, a BTP production company affiliate, the exclusive U.S. home video and digital distribution rights for one feature film. We have a total advance commitment for all four films of $2.9 million, of which $875,000 has been paid through September 30, 2007. We have acquired the titles under exclusive distribution agreements, and they are described as follows:
1.	Before the Devil Knows You’re Dead — A crime thriller directed by Sidney Lumet and starring Philip Seymour Hoffman, Ethan Hawke, Albert Finney and Marisa Tomei.

2.	My Sexiest Year — A comedy directed by Howard Himelstein and starring Frankie Muniz and Harvey Keitel.

3.	The Last Word — A comedy directed by Geoffrey Haley and starring Winona Ryder, Wes Bentley and Ray Romano.

4.	Five Dollars a Day — A comedy directed by Nigel Cole and starring Christopher Walken and Dean Cain.
The exclusive distribution agreements were negotiated at arm’s length and we deem the financial commitments to be at market rates and comparable to other financial commitments that we have made previously to acquire the exclusive distribution rights for other entertainment content.
We also signed an exclusive foreign sales agreement with IM Global, another BTP affiliate, for distribution outside North America of our feature films, My Name Is Bruce, Driftwood, Splinter and Fingerprints. We have provided them with a $100,000 marketing expense advance, and they will provide us with a $100,000 distribution advance for Fingerprints upon complete delivery of that film.
We are also paying Capitol Films for the feature-film consulting services of Bill Bromiley, its Chief Acquisitions Officer and former President of First Look Home Entertainment. For the quarter ended September 30, 2007, we paid Capitol Films approximately $99,000 in consulting fees.

Note 4.	Subsequent Event — New Exclusive Distribution Agreement with the Criterion Collection.
On November 1, 2007, we entered into a new exclusive distribution agreement with the Criterion Collection, a Delaware corporation, to exclusively distribute their DVD titles in North America. The new agreement replaces the existing exclusive distribution agreement dated August 1, 2005 and, among other things, extends our exclusive distribution relationship with Criterion through July 31, 2013.
Under the terms of the August 1, 2005 distribution agreement, we paid a $1.5 million nonrecoupable distribution fee. The agreement also contained minimum purchase requirements which called for two additional payments of $500,000 due January 1, 2009 and 2010, extending the initial term through December 31, 2010, if the minimums were not met.
The terms of this new exclusive distribution agreement call for a nonrecoupable distribution fee of approximately $3.4 million, covering the entire term of the agreement, of which approximately $877,000 has been previously paid and $2.5 million that will be paid in 22 equal quarterly installments of approximately $112,000 beginning January 1, 2008, plus a single payment of approximately $37,000 in July 2013. We will therefore capitalize and accrue for the unpaid portion of the $3.4 million distribution fee as a component of royalty and distribution fee advances and accrued royalty and distribution fees, respectively, at December 31, 2007, and will amortize the full $3.4 million fee over the 69-month term to cost of sales in accordance with American Institute of Certified Public Accounts Statement of Position No. 00-2, “Accounting by Producers or Distributors of Film.”

Image Entertainment, Inc.
Notes To Consolidated Financial Statements
(Unaudited)
The Criterion Collection is dedicated to gathering arguably the greatest films from around the world and publishing them in DVD “special editions” that offer the highest picture and audio quality and award-winning original supplements including interviews with producers, directors and talent, behind the scenes footage, documentaries, featurettes and more. The Criterion Collection contains film classics like Akira Kurosawa’s Seven Samurai and Ingmar Bergman’s The Seventh Seal as well as Frederico Fellini’s 8 1/2 , Carol Reed’s The Third Man, David Mamet’s House of Games, Terrence Malick’s Days of Heaven and Terry Gilliam’s Fear and Loathing in Las Vegas.

Note 5.	Accounting for Stock-Based Compensation.
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
On March 29, 2006, prior to the adoption of SFAS No. 123R, the Compensation Committee of our Board of Directors (“Board”) approved, and our full Board ratified, the acceleration of vesting for all outstanding unvested stock options granted under our equity compensation plans. In connection with the vesting acceleration, the Compensation Committee and the Board also imposed a holding period on the shares underlying the accelerated options, which would prevent the sale or other transfer of such shares until the date the shares would have vested under the original vesting schedule of the respective option, except that the holding period will end upon the close of a change in control transaction.
There was no stock-based compensation granted during the three and six months ended September 30, 2007. The total unrecognized compensation expense related to unvested restricted stock units, net of forfeitures, was immaterial to the consolidated financial statements at September 30, 2007.

Note 6.	New Accounting Pronouncements.
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
In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions. FIN 48 contains extensive disclosure requirements. We adopted the provisions of FIN 48 on April 1, 2007. For more information, please refer to “Note 13. Adoption of FASB Interpretation No. 48.”

Image Entertainment, Inc.
Notes To Consolidated Financial Statements
(Unaudited)

Note 7.	Sonopress Fulfillment Services Agreement and Closure of Las Vegas Facility.
On March 29, 2007, we entered into an agreement with our exclusive DVD manufacturer Sonopress LLC (“Sonopress”), which provided for Sonopress to also serve as our exclusive provider of warehousing and distribution services. During the quarter ended September 30, 2007, we successfully integrated Sonopress’ logistics and warehouse management systems with our order management and inventory control software, and successfully transitioned all of our warehousing and distribution services to the Sonopress facility in Pleasant Prairie, Wisconsin.
One-time termination benefits have been provided to employees who were involuntarily terminated under the terms of this restructuring. These employees were required to render service until a specific date in order to receive the termination benefits. In accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” the liability for the termination benefits of $381,000 was measured initially on the April 20, 2007 communication date to our employees based on the fair value of the liability as of the termination date. The resulting liability was recognized ratably over the service period. Amortization of one-time termination benefits totaled $118,000 and $364,000 for the three and six months ended September 30, 2007, and is classified as a component of restructuring expenses in the accompanying consolidated statements of operations.
The following table reconciles the liability for one-time termination benefits at March 31, 2007 to the liability at September 30, 2007:

(In thousands)
Beginning liability at March 31, 2007	$—
Costs charged to expense during the six months ended September 30, 2007	364
Costs paid or otherwise settled during the September 30, 2007 period	(242)

Ending liability at September 30, 2007	$122

Our decision to engage Sonopress to take over our warehousing and distribution operations, and accordingly close our Las Vegas distribution facility, ultimately resulted in much of our warehouse and distribution equipment being abandoned before the end of its previously estimated useful life. We used our warehouse assets to store and distribute our products until the transfer of inventories to Sonopress was completed on July 31, 2007. In accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” depreciation and amortization estimates were revised to reflect the use of the assets over their shortened useful lives. We classified the accelerated depreciation expense associated with the abandoned assets, totaling $108,000 and $400,000 for the three and six months ended September 30, 2007, as a component of general and administrative expenses in the accompanying consolidated statements of operations.
We lease our 76,000 square foot warehouse and distribution facility located in Las Vegas, Nevada. The monthly rent is approximately $44,000, subject to annual adjustment based on increases in the consumer price index. The lease expires on November 4, 2012. In March 2007, we notified our Las Vegas landlord of our intent to vacate the facility and sublease the space. SFAS No. 146 states that a liability for costs that will continue to be incurred under a contract for its remaining term without the economic benefit to the entity shall be recognized and measured at its fair value when the entity ceases using the right conveyed by the contract. We ceased use of the facility during the September 30, 2007 quarter. At September 30, 2007, in accordance with SFAS No.146, we recognized a liability of $78,000, the fair value of the remaining lease payments, reduced by estimated sublease rentals that could reasonably be obtained for the facility. The related expense is classified as a component of restructuring expenses in the accompanying consolidated statements of operations.

Image Entertainment, Inc.
Notes To Consolidated Financial Statements
(Unaudited)
Note 8. Inventories.
Inventories at September 30, 2007 and March 31, 2007, are summarized as follows:

(In thousands)	September 30, 2007	March 31, 2007
DVD	$11,847	$10,724
Other (principally DVD packaging components and finished CD inventory)	3,430	3,588

	15,277	14,312
Production costs, net	4,985	5,238

	20,262	19,550
Less current portion of inventories	17,744	16,742

Noncurrent inventories, principally non-recoupable production costs	$2,518	$2,808

Inventories consist primarily of finished DVD and CD product for sale and are stated at the lower of average cost or market.
Production costs consist of capitalized costs to produce licensed programming for domestic and international distribution and include the costs of film and tape conversion to the optical disc format, menu and packaging design, authoring, compression, mastering and the overhead of our creative services and production departments. Non-recoupable production costs are reflected net of accumulated amortization of $11,732,000 and $10,553,000 at September 30, 2007 and March 31, 2007, respectively.

Note 9.	Investment in Film Production.
Investment in film production at September 30, 2007 and March 31, 2007 are included as a component of royalty and distribution fee advances in the consolidated balance sheets and are summarized as follows:

(In thousands)	September 30, 2007	March 31, 2007
Completed and substantially not released	$6,406	$4,109
In process	—	1,948
In development	—	57

	$6,406	$6,114

Note 10.	Revolving Credit Facility.
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
Borrowings bear interest at either the Prime rate plus up to 0.25% (7.75% at September 30, 2007) or, at our option, LIBOR plus up to 2.25% (7.76% at September 30, 2007), subject to minimum borrowing levels. The level of interest rate margin to Prime or LIBOR is dependent upon our future financial performance as measured by earnings before interest, taxes, depreciation and amortization (“EBITDA”), as defined in the agreement. The targets under the agreement exempt certain expenses, including costs incurred in our corporate sale process with BTP and our writedown of assets related to our distribution agreement with the Source.
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

Image Entertainment, Inc.
Notes To Consolidated Financial Statements
(Unaudited)
We will be tested for this covenant for the nine months ended December 31, 2007, regardless of our Excess Availability levels. The agreement also requires that Excess Availability be greater than $2 million at all times from December 31, 2007, until the December 31, 2007 financial statements are delivered to Wachovia. We were in compliance with all financial and operating covenants at September 30, 2007.
In management’s estimation, based upon the information currently available, we anticipate that we will not be in compliance with the fixed charge covenant for the nine month period ending December 31, 2007. If we are not able to demonstrate compliance with this covenant as of December 31, 2007 by either: (i) agreeing with Wachovia to amend the covenant; (ii) obtaining from Wachovia a covenant violation waiver; or (iii) repaying the then-outstanding borrowings under the agreement, then we will be in default under the agreement. A default would result in, among other things, cross-default in other debt causing such debt to be immediately due and payable. While we believe that we will be successful in obtaining a waiver or an amendment to the agreement, we can give no assurance that we will be successful in doing so. If we are unable to amend or obtain waivers from the covenants, our lender could exercise their remedies against us, which would result in a material adverse effect on our financial condition and results of operations. We would, however, attempt to refinance our revolving line of credit with a new lender at terms which may be less favorable than Wachovia, although there can be no assurance that we would be successful in doing so. If we are unable to obtain a waiver, an amendment or otherwise refinance our credit arrangement, it would raise substantial doubt about our ability to continue as a going concern.
At September 30, 2007, we had $6,667,000 borrowed and had borrowing availability of $8.3 million under our revolving line of credit with Wachovia. We had an additional $1.6 million in availability based upon our borrowing base that is not currently accessible as it is above our $15 million borrowing limit. With our accordion feature to increase such amount to $20 million at our option, subject to the terms and conditions of the agreement, should we need to access additional availability, we believe we will be able to do so.

Note 11.	Long-Term Debt.
Disc Replication Advance. Sonopress exclusively manufactures our DVDs and manufactures the majority of our CDs. On June 30, 2006, we received an interest-free $10 million advance against future DVD manufacturing from Sonopress, to be repaid at $0.20 per DVD manufactured, plus payment of a $0.04 administrative fee per DVD manufactured until the advance is repaid. Sonopress has a security interest in all of our assets in second position behind Wachovia. As the obligation is non-interest bearing, we initially imputed and recorded a debt discount of $1,945,000 to the $10 million face amount of the advance based upon our then-borrowing rate with our bank and recorded a deferred manufacturing credit, classified in other long-term liabilities. We are amortizing the debt discount, using the effective interest method, to interest expense. We are amortizing the deferred manufacturing credit as a reduction to the DVD disc purchase cost based upon actual discs manufactured by Sonopress. The $0.04 administrative fee per disc manufactured is being recorded as an additional inventory manufacturing cost. Amortization of the debt discount is a noncash interest expense and totaled $163,000 and $354,000 for the three and six months ended September 30, 2007. Amortization of the deferred manufacturing credit totaled $154,000 and $344,000 for the three and six months ended September 30, 2007. At September 30, 2007, we have $8,014,000 remaining outstanding under the advance, exclusive of the debt discount.
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

Image Entertainment, Inc.
Notes To Consolidated Financial Statements
(Unaudited)
Following the first anniversary of the closing of the Portside transaction, but before the second anniversary, we may force conversion of the note if the weighted-average trading price of our common stock is at least $6.38 per share (or 150% of the then-conversion price) for twenty trading days. Following the second anniversary of the closing the Portside transaction, we may force conversion of the note if the weighted-average trading price of our common stock is at least $7.65 per share (or 180% of the then-conversion price) for twenty trading days. In no event can we force Portside to acquire by conversion of the note more than 4.99% of the issued and outstanding shares of our common stock.
If we sell new securities after the first year following closing the Portside transaction for a price less than $4.25 (or such other conversion or exercise price then in effect), then the conversion price of the note and exercise price of the warrant will be reduced to a weighted-average amount pursuant to the formula contained in the note and warrant; provided, however, the exercise price of the warrant has a floor price of $3.67 until we receive any necessary stockholder approval as provided in the warrant. Portside has the right to participate in any future sale of securities for two years following the closing of the Portside transaction.
In the event of a change of control, Portside has the right to require us to redeem the outstanding principal balance of the note at 120% of par and the warrant at the then-current Black-Scholes value.
On November 10, 2006, at our request, Portside agreed to amend the note and warrant, which, among other things, gives us the right, but not the obligation, in the event of a change of control with a private acquiring company, to redeem the outstanding principal balance of the note at 125% of par and the warrant at the then-current Black Scholes value. The amendment also removes restrictive covenants from the note in a change of control transaction, provided the note is assumed by the acquiring company.
The instruments issued as part of this transaction contain several embedded derivatives which we have valued in accordance with SFAS No. 133, “Derivative Instruments and Hedging Activities.” The embedded derivatives include Portside’s right to require us to redeem the note in the event of a change of control, and our right to redeem the note in the event of a change of control to a private company. KPMG LLP assisted in the original and periodic valuation of the warrant and derivatives. We determined that the net fair value of all of the derivatives was not material to our financial position. The original fair value of the warrant was $1,900,000, which was recorded as a discount on the $17 million note liability with an offsetting credit to warrant liability in accordance with SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” and FASB Staff Position 150-1, “Issuer’s Accounting for Freestanding Financial Instruments Composed of More Than One Option or Forward Contract Embodying Obligations under FASB Statement No. 150.” The accrued warrant liability is included as a component of other long-term liabilities in the consolidated balance sheet at September 30, 2007.
We revalue at least annually and when circumstances indicate the value would materially change. We re-address liability classification each quarterly reporting period.
Long-term debt at September 30, 2007 and March 31, 2007 consisted of the following:

(In thousands)	September 30, 2007	March 31, 2007
Subordinated senior convertible note, less debt discount of $1,286 — September 30, 2007; $1,570 — March 31, 2007	$15,714	$15,430
Subordinated manufacturing advance obligation, less debt discount of $1,057 — September 30, 2007; $1,411 — March 31, 2007	6,957	8,130

	22,671	23,560
Current portion of long-term debt, less debt discount of $574 — September 30, 2007; $588 — March 31, 2007	1,926	1,612

Long-term debt, less current portion and debt discount	$20,745	$21,948

Image Entertainment, Inc.
Notes To Consolidated Financial Statements
(Unaudited)

Note 12.	Shareholder Claim.
On April 10, 2007, a purported class action shareholder complaint entitled Henzel v. Image Entertainment, Inc., et al. was filed against us and certain of our officers and members of our Board in the Superior Court of the State of California, County of Los Angeles. The named plaintiff proposed to represent a class of our stockholders and claimed, among other things, that in connection with the proposed business combination transaction with BTP, our directors breached their fiduciary duties of due care, good faith and loyalty by failing to maximize stockholder value and by creating deterrents to third-party offers. Among other things, the complaint sought class action status, and a court order enjoining the consummation of the merger and directing us to take appropriate steps to maximize stockholder value. On August 9, 2007, the complaint was dismissed without prejudice by the plaintiff. Under our directors’ and officers’ liability insurance policies, we were financially responsible for the legal fees incurred defending this lawsuit up to our $250,000 deductible, the entirety of which is included in general and administrative expenses for the six months ended September 30, 2007. We tendered this claim to our insurers.

Note 13.	Adoption of FASB Interpretation No. 48.
Effective April 1, 2007, we adopted FIN 48, “Accounting for Uncertainty in Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 requires that we recognize in the consolidated financial statements the impact of a tax position that is more likely than not to be sustained upon examination based on the technical merits of the position. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of each tax position taken or expected to be taken in a tax return. Under FIN 48, a company can recognize the benefit of an income tax position only if it is more likely than not (greater than 50%) that the tax position will be sustained upon tax examination, based solely on the technical merits of the tax position. Otherwise, no benefit can be recognized. The tax benefits recognized are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Additionally, companies are required to accrue interest and related penalties, if applicable, on all tax exposures for which reserves have been established consistent with jurisdictional tax laws.
We do not believe that we have included any “uncertain tax positions” in our Federal income tax return or any of the state income tax returns we are currently filing. We have made an evaluation of the potential impact of additional state taxes being assessed by jurisdictions in which we do not currently consider ourselves liable. We do not anticipate that such additional taxes, if any, would result in a material change to our financial position. We anticipate that it is more likely than not that additional state tax liabilities of approximately $69,000 exist, including accrued interest. We recorded an increase to accumulated deficit and income taxes payable at June 30, 2007, to provide for the additional state tax liabilities and interest. In connection with the adoption of FIN 48, we will include interest and penalties related to uncertain tax positions as a component of our provision for taxes.

Note 14.	Net Loss per Share Data.
Outstanding common stock options and warrants not included in the computation of diluted net loss per share totaled 4,056,000 for the three and six months ended September 30, 2007, and 2,614,000 for the three and six months ended September 30, 2006. They were excluded as their effect would be antidilutive.

Note 15.	Segment Information.
In accordance with the requirements of SFAS No. 131, “Disclosures about Segments of an Enterprises and Related Information,” selected financial information regarding our reportable business segments, domestic and international, are presented below. Domestic wholesale distribution of home entertainment programming on DVD accounted for approximately 90% of our net revenue for the three and six months ended September 30, 2007, and 91% and 92% of our net revenue for the three and six months ended September 30, 2006. Management evaluates segment performance based primarily on net revenues, operating costs and expenses and earnings (loss) before income taxes. Interest income and expense is evaluated on a consolidated basis and not allocated to our business segments and has been included in the domestic segment below.

Image Entertainment, Inc.
Notes To Consolidated Financial Statements
(Unaudited)
For the Three Months Ended September 30, 2007:

	2007
			Inter-segment
(In thousands)	Domestic	International	Eliminations	Consolidated
Net revenues	$20,996	$637	$—	$21,633
Operating costs and expenses	23,960	532	—	24,492

Earnings (loss) from operations	(2,964)	105	—	(2,859)
Interest expense, net	808	—	—	808

Earnings (loss) before income taxes	$(3,772)	$105	$—	$(3,667)

For the Three Months Ended September 30, 2006:

	2006
			Inter-segment
(In thousands)	Domestic	International	Eliminations	Consolidated
Net revenues	$22,340	$502	$—	$22,842
Operating costs and expenses	25,689	465	—	26,154

Earnings (loss) from operations	(3,349)	37	—	(3,312)
Other expenses	479	—	—	479

Earnings (loss) before income taxes	$(3,828)	$37	$—	$(3,791)

For the Six Months Ended September 30, 2007:

	2007
			Inter-segment
(In thousands)	Domestic	International	Eliminations	Consolidated
Net revenues	$41,456	$1,055	$—	$42,511
Operating costs and expenses	46,186	968	—	47,154

Earnings (loss) from operations	(4,730)	87	—	(4,643)
Other expenses	1,601	—	—	1,601

Earnings (loss) before income taxes	$(6,331)	$87	$—	$(6,244)

For the Six Months Ended September 30, 2006:

	2006
			Inter-segment
(In thousands)	Domestic	International	Eliminations	Consolidated
Net revenues	$44,098	$1,091	$—	$45,189
Operating costs and expenses	49,479	1,055	—	50,534

Earnings (loss) from operations	(5,381)	36	—	(5,345)
Other expenses	760	—	—	760

Earnings (loss) before income taxes	$(6,141)	$36	$—	$(6,105)

	As of
(In thousands)	September 30, 2007	March 31, 2007
Total assets:
Domestic	$87,215	$89,900
International	647	796

Consolidated total assets	$87,862	$90,696

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
Introduction
Business Overview
We are a vertically-integrated independent home entertainment content supplier engaged in the acquisition, production and worldwide distribution of exclusive content for release on a variety of formats and platforms, including:

• DVD • CD • HD-DVD • Blu-ray Disc®	• Broadcast • Traditional • Cable • Satellite • Video-On-Demand (VOD) • Theatrical
We are primarily engaged in the domestic acquisition and wholesale distribution of content for release on DVD and digital platforms. We acquire and exploit, on DVD, digital, broadcast and other home entertainment formats, exclusive distribution rights to a diverse array of general and specialty content, including:

• Feature Films • Comedy • Music concerts • Urban • Latin • Theatre • Country	• Theatrical catalog films • Independent films • Foreign and silent films • Youth culture/lifestyle • Television • Gospel
We also acquire exclusive rights to audio content for distribution on CD spread across a variety of genres and configurations, including:

• Albums • Compilation CDs • TV and movie soundtracks • Stand-up comedy programs	• Broadway original cast recordings • Audio recordings from our live concert event DVDs
Through our wholly-owned subsidiary, Egami Media, Inc. (“Egami”), we are focused on the acquisition and exploitation of media content in the dynamic and ever expanding digital distribution marketplace. As device manufacturers bridge the gap between the Internet and the living room or as mobile providers add media to their service offerings, consumers are rapidly adopting new methods for consuming their media. These growing delivery systems present opportunities for the distribution of a much broader assortment of entertainment content as well as for new consumption models to develop such as:

• Download-to-rent (VOD) • “A la carte” download-to-rent • Subscription rental • Ad-supported rental • Electronic sell-through (EST) • Ad-supported Streaming

Egami aggressively continues to add numerous video and audio titles to its growing library of exclusive digital rights each month. Egami has established direct relationships with key digital industry-retailers and continues to seek additional distribution partners as they emerge.
We strive to grow a stream of revenues by maintaining and building a library of titles that can be exploited in a variety of formats and distribution channels. Our active library currently contains:

• Over 3,000 exclusive DVD titles • Approximately 250 CD titles • Digital rights to • Over 2,000 video titles • Over 300 audio titles • Containing more than 4,500 individual tracks
We currently release an average of over 35 new exclusive DVD titles, including five feature films beginning April 2008, 15-20 new exclusive digital video titles and four new exclusive CD and digital audio titles each month.
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
Second Quarter Fiscal 2008 Highlights
•	Net revenues decreased 5.3% to $21,633,000, compared with net revenues of $22,842,000 for the second quarter of fiscal 2007 primarily as a result of reduced revenues from the sale of audio programming.

•	Gross profit margins were 16.4%, compared to 17.5% for the second quarter of fiscal 2007.

•	Selling expenses approximated 10.1% of net revenues, down from 11.8% of net revenues for the second quarter of fiscal 2007.

•	General and administrative expenses decreased to $4,035,000, down from $4,597,000 for the second quarter of fiscal 2007.
•	Fiscal 2008 includes $307,000 in expenses relating to the BTP acquisition of Image.
•	We had expenses relating to the closure of our Las Vegas, Nevada distribution facility classified as restructuring expenses.
•	$118,000 in involuntary employee termination.

•	$78,000 in accrued operating lease liability.
•	Our net loss was $3,683,000 ($.17 per diluted share), compared to a net loss of $3,791,000 ($.18 per diluted share) for the second quarter of fiscal 2007.

•	On October 22, 2007, our stockholders adopted the June 27, 2007 amended and restated merger agreement with BTP. See Definitive Agreement to Sell Image to BTP Acquisition Company, LLC below.

•	On November 1, 2007, we replaced our existing exclusive distribution agreement with The Criterion Collection with a new agreement which, among other things, extends the term of our exclusive relationship through July 31, 2013. See New Exclusive Distribution Agreement with the Criterion Collection below.

The highlights above are intended to identify some of our more significant events and transactions during the quarter ended September 30, 2007, and recent events which occurred after the quarter’s end. However, these highlights are not intended to be a full discussion of our results for the quarter. These highlights should be read in conjunction with the following discussion of “Results of Operations” and “Liquidity and Capital Resources” and with our unaudited consolidated financial statements and notes thereto accompanying this Quarterly Report.
Recent Events
Definitive Agreement to Sell Image to BTP Acquisition Company, LLC
On March 29, 2007, we entered into a definitive agreement with BTP Acquisition Company, LLC (“BTP”), an investor group led by film financier and producer David Bergstein, to sell Image.
Mr. Bergstein recently purchased U.K.-based Capitol Films, an international film distributor, THINKFilm, a North American film distributor and IM Global, a foreign sales company. Under the terms of the agreement, our stockholders would receive $4.40 per share in cash. The agreed-upon acquisition price represented a 27% premium to our closing share price of $3.46 on March 29, 2007, and a 35% premium to the 30-day average price ended March 29, 2007.
On June 27, 2007, we amended and restated our merger agreement with BTP. Under the terms of the amended and restated merger agreement, our stockholders will receive the same aggregate cash consideration as under the original merger agreement, plus they will retain 6% of their shares in the surviving publicly-traded company. Prior to the stockholder vote, stockholders owning a total of approximately 38% of our outstanding shares of common stock agreed to vote their shares in favor of the transaction. Our board of directors unanimously approved the merger agreement and the amended and restated merger agreement, and recommended that our stockholders vote in favor of the transaction.
On September 19, 2007, we filed our definitive proxy statement for the merger with the Securities and Exchange Commission (“SEC”). On October 22, 2007, our stockholders adopted the amended and restated merger agreement with BTP, which provides for the acquisition of Image by BTP, and approved the securities issuance proposal, which provides BTP a right to receive warrants to purchase up to 8,500,000 shares of our common stock at an exercise price of either $1.00 or $4.25 per share and a right for BTP to elect to purchase up to an aggregate 21 million shares of our common stock and shares of our convertible preferred stock, less the number of shares of common stock issuable upon exercise of any warrants that may be issued to BTP pursuant to the amended and restated merger agreement. Any convertible preferred stock would be a newly authorized class of preferred stock of Image.
Completion of the transaction is subject to customary closing conditions. The transaction is expected to close by November 15, 2007.
For more information on this potential transaction, please refer to our Current Reports on Form 8-K filed with the SEC on April 2, July 2, August 10 and October 22, 2007. For more information on the risks related to this potential transaction, please refer to “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2007 filed with the SEC on June 29, 2007 and our merger proxy statement on Form DEFM14A filed with the SEC on September 19, 2007.
Dismissed Shareholder Complaint
On April 10, 2007, a purported class action shareholder complaint entitled Henzel v. Image Entertainment, Inc., et al. was filed against us and certain of our officers and members of our Board in the Superior Court of the State of California, County of Los Angeles. On August 9, 2007, the complaint was dismissed without prejudice by the plaintiff. Under our directors’ and officers’ liability insurance policies, we were financially responsible for legal fees incurred in defending this lawsuit up to our $250,000 deductible, the entirety of which has been included in general and administrative expenses for the six months ended September 30, 2007. We tendered this claim to our insurers.

Feature Film Division Infrastructure Additions
We are aggressively pursuing the acquisition and exclusive distribution of high-quality, cast-driven feature films. In most cases, the distribution territory acquired by Image is limited to the U.S. and Canada, as international territories are generally pre-sold by the film producers in order to help finance the production of the film. Additionally, under such exclusive distribution arrangements, we acquire as many formats as possible which could include all or a combination of theatrical, home video, broadcast and digital rights.
To that end, in September 2007, we hired three film industry veterans, Steven DeMille (marketing), Steve Saltman (broadcast) and J. Beck (acquisitions). Collectively, these executives provide us with years of knowledge, experience and expertise, encompassing the most important distribution aspects of the feature film business.
Steven DeMille serves as Senior Vice President, Marketing and is charged with directing our marketing and creative efforts. DeMille began his career in New York at Fox Lorber/New Video Group where he was involved in the launch of A&E Home Video in addition to providing marketing and art direction for Fox Lorber branded titles. John Woo’s The Killer and Todd Haynes’ Poison were among the titles he handled. From Fox Lorber, DeMille went on to co-found A-Pix Entertainment (a division of Unapix Entertainment) where he oversaw all home entertainment marketing for the rental and sell-thru marketplace. Branded content lines included Discovery Channel, Lifetime Home Video and Smithsonian Video products in addition to direct-to-video hits such as Jack Frost. In 2001, DeMille relocated to Los Angeles to oversee home entertainment marketing for First Look Home Entertainment. At First Look, he merged the marketing departments of Capital Entertainment and DEJ Productions and oversaw all creative marketing after the merger with Ventura Distribution.
Steve Saltman serves as Senior Vice President, Domestic Television Sales and is charged with managing our North American broadcast sales efforts which include traditional TV, cable, satellite, PPV and VOD formats. Saltman will also be involved with our international broadcast efforts. Saltman has over 25 years of experience in entertainment and management, having held executive positions in sales, acquisitions, program development and talent management. Most recently, Saltman served as Vice President, Network and New Media for First Look Studios, responsible for film sales and licensing of all aspects of television, VOD, non-theatrical and new media/digital. Prior to First Look, Saltman worked in the same capacity for DEJ Productions where he served as Vice President, Worldwide Television and New Media.
J. Beck serves as Vice President, Acquisitions and joins an established acquisitions team. The team will aggressively pursue program acquisitions that encompass all distribution rights and cross multiple genres including feature films, music concerts, comedy specials, television and theatre. Beck started his career in New York producing commercials and music videos. In 1997, he relocated to Los Angeles where, after working as an agent trainee at ICM, he went on to become the Vice President of Acquisitions for First Look Pictures, where he acquired over fifty films for both theatrical and home entertainment distribution.
Acquisition of Feature Film Exclusive Distribution Rights from and other Transactions with BTP Affiliates
We have acquired from Capitol Films, a BTP affiliate, the exclusive U.S. home video, broadcast and digital distribution rights for three feature films for North American distribution and from The Last Word LLC, a BTP production company affiliate, the exclusive U.S. home video and digital distribution rights for one feature film. We have a total advance commitment for all four films of $2.9 million, of which $875,000 has been paid through September 30, 2007. We acquired the titles under exclusive distribution agreements, and they are described as follows:
•	Before the Devil Knows You’re Dead — A crime thriller directed by Academy Award winner Sidney Lumet and starring Academy Award winners Philip Seymour Hoffman and Marisa Tomei and Academy Award nominees Ethan Hawke and Albert Finney. The film is currently in theatrical release by BTP Affiliate THINKFilm.

•	My Sexiest Year — A comedy directed by Howard Himelstein and starring Frankie Muniz and Harvey Keitel.

•	The Last Word — A comedy directed by Geoffrey Haley and starring Winona Ryder, Wes Bentley and Ray Romano.

•	Five Dollars a Day — A comedy directed by Nigel Cole and starring Christopher Walken and Dean Cain.

The exclusive distribution agreements were negotiated at arm’s length and we deem the financial commitments to be at market rates and comparable to other financial commitments that we have made previously to acquire the distribution rights for other exclusive entertainment content.
We also signed an exclusive foreign sales agreement with IM Global, another BTP affiliate, for distribution outside North America of our feature films, My Name Is Bruce, Driftwood, Splinter and Fingerprints. We have provided them with a $100,000 marketing expense advance, and they will provide us with a $100,000 distribution advance for Fingerprints upon complete delivery of that film.
We are also paying Capitol Films for the feature-film consulting services of Bill Bromiley, its Chief Acquisitions Officer and former President of First Look Home Entertainment. For the quarter ended September 30, 2007, we paid Capitol Films approximately $99,000 in consulting fees.
Additional Fiscal 2008 Feature Film Acquisitions
In November 2007, we entered into an exclusive distribution agreement with Numb Productions, Inc. to acquire U.S. home video, pay-per-view, VOD and digital rights to the feature film Numb, a comedy starring Matthew Perry, Kevin Pollak and Mary Steenburgen.
In September 2007, we entered into an exclusive distribution agreement with Odd Lot Entertainment to acquire U.S. theatrical, home video and non-broadcast digital rights to two of their feature films:
•	Suburban Girl, a romantic comedy starring Sarah Michelle Gellar and Alec Baldwin.

•	Undead or Alive, a comedy starring Chris Kattan and James Denton.
In April 2007, we entered into an agreement with Recorded Picture Company’s sales agent, U.K.-based dreamachine to acquire the U.S. home video, digital and broadcast rights to:
•	The Last Emperor, directed by Bernardo Bertolucci. The Last Emperor won each of the nine Academy Awards for which it was nominated: Best Picture, Best Art Direction-Set Decoration, Best Cinematography, Best Costume Design, Best Director, Best Film Editing, Best Music-Original Score, Best Sound and Best Adapted Screenplay. The Last Emperor premiered theatrically on December 18, 1987, thus celebrating its 20th Anniversary at the end of this year.

•	Merry Christmas Mr. Lawrence, a 1983 war drama directed by Nicolas Roeg, starring David Bowie.

•	The Hit, a 1984 comedy directed by Stephen Frears, starring John Hurt, Terrence Stamp and Tim Roth.

•	Insignificance, a 1985 comedy directed by Nicolas Roeg, starring Theresa Russell, Tony Curtis and Gary Busey.
We will release movie-only versions while Criterion, whose programming we also exclusively distribute, is expected to release definitive special editions of the films as part of the renowned Criterion Collection. Criterion and dreamachine are expected to work together to create new high-definition masters assuring film aficionados the highest quality possible. We intend to announce broadcast availability, home video and digital distribution plans later in the year.
Launch of One Village Entertainment
In September 2007, we launched our newly formed urban division named One Village Entertainment. One Village Entertainment provides independent filmmakers with a home for their urban programming, from which it can then be distributed across multiple platforms including theatrical, broadcast, DVD and digital streaming and downloading.

In conjunction with the launch of One Village, we announced the signing of a multi—picture production and worldwide distribution agreement for documentaries and narrative feature films with Rugged Entertainment, a production entity formed by Academy Award® nominated director Peter Spirer, director of our recent release Notorious BIG: Bigger Than Life. Additionally, through our distribution agreement with QD3 Entertainment, Spirer directed Thug Angel: Life of Tupac Shakur, and the Beef I/II/III trilogy of films.
The first documentary to be produced under the agreement should be ready for release in mid-2008. The agreement also calls for projects acquired by Rugged Entertainment to be distributed exclusively through Image. We also acquired several films to be released under the One Village label. These films include:
•	Love and Other 4 Letter Words, a romantic comedy starring Tangi Miller, Flex Alexander and Essence Atkins.

•	Two Turntables and a Mic, a music documentary about the life and untimely death of Jam Master Jay with guest appearances by Russell Simmons, Reverend Run, Jay-Z, LL Cool J and 50 Cent.

•	Life Is Not a Fairy Tale, the highest-rated program in the history of VH-1, starring Fantasia Barrino.
The new division is run by recently-hired Brett Dismuke, who serves as Vice President of Urban Programming. Dismuke has over 13 years of marketing, sales and branding experience, having worked for Disney, PolyGram and Universal Music. In addition to locating and securing new content, Dismuke will oversee strategic planning, financial management, brand building and product lines for the division.
New Exclusive Distribution Agreement with the Criterion Collection
On November 1, 2007, we entered into a new exclusive distribution agreement with the Criterion Collection, a Delaware corporation, to exclusively distribute their DVD titles in North America. The new agreement replaces the existing exclusive distribution agreement dated August 1, 2005 and, among other things, extends our exclusive distribution relationship with Criterion through July 31, 2013.
Under the terms of the August 1, 2005 distribution agreement, we paid a $1.5 million nonrecoupable distribution fee. The agreement also contained minimum purchase requirements which called for two additional payments of $500,000 due January 1, 2009 and 2010, extending the initial term through December 31, 2010, if the minimums were not met.
The terms of this new exclusive distribution agreement call for a nonrecoupable distribution fee of approximately $3.4 million, covering the entire term of the agreement, of which approximately $877,000 has been previously paid and that $2.5 million will be paid in 22 equal quarterly installments of approximately $112,000 beginning January 1, 2008, plus a single payment of approximately $37,000 in July 2013. We will capitalize and accrue for the unpaid portion of the $3.4 million distribution fee as a component of royalty and distribution fee advances and accrued royalty and distribution fees, respectively, at December 31, 2007, and will amortize the full $3.4 million fee over the 69-month term to cost of sales in accordance with American Institute of Certified Public Accounts Statement of Position No. 00-2, “Accounting by Producers or Distributors of Film.”
The Criterion Collection is dedicated to gathering the greatest films from around the world and publishing them in DVD “special editions” that offer the highest picture and audio quality and award-winning original supplements, including interviews with producers, directors and talent, behind the scenes footage, documentaries, featurettes and more. The Criterion Collection contains film classics like Akira Kurosawa’s Seven Samurai and Ingmar Bergman’s The Seventh Seal, as well as Frederico Fellini’s 8 1/2 , Carol Reed’s The Third Man, David Mamet’s House of Games, Terrence Malick’s Days of Heaven and Terry Gilliam’s Fear and Loathing in Las Vegas..
In March 2007, Criterion introduced Eclipse, a selection of lost, forgotten, or overshadowed classic films in simple, affordable box set editions. Each release is a brief cinematheque retrospective for the adventurous home viewer. The Eclipse line includes titles such as the Early Bergman box set, a collection of 1940’s films from one of the great masters of cinema, Ingmar Bergman, The Documentaries of Louis Malle, a collection of sought-after Malle documentaries, and the upcoming release entitled Postwar Kurosawa, a collection of dramas from renowned director Akira Kurosawa.

The Criterion Collection currently contains approximately 350 active DVD titles, while Eclipse contains approximately 10 active DVD titles. The Criterion Collection releases 3-4 new titles each month and Eclipse releases 2-3 new series each quarter.
Sonopress Fulfillment Services Agreement and Closure of Las Vegas Facility
On March 29, 2007, we entered into an agreement with our exclusive DVD manufacturer Sonopress LLC (“Sonopress”), which provided for Sonopress to also serve as our exclusive provider of warehousing and distribution services. During the quarter ended September 30, 2007, we successfully integrated Sonopress’ logistics and warehouse management systems with our order management and inventory control software, as well as successfully transitioned all of our warehousing and distribution services to the Sonopress facility in Pleasant Prairie, Wisconsin.
One-time termination benefits have been provided to employees who were involuntarily terminated under the terms of this restructuring. These employees were required to render service until a specific date in order to receive the termination benefits. In accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” the liability for the termination benefits of $381,000 was measured initially on the April 20, 2007 communication date to our employees based on the fair value of the liability as of the termination date. The resulting liability was recognized ratably over the service period. Amortization of one-time termination benefits totaled $118,000 and $364,000 for the three and six months ended September 30, 2007, and is classified as a component of restructuring expenses in the accompanying consolidated statements of operations.
Our decision to engage Sonopress to take over our warehousing and distribution operations, and accordingly close our Las Vegas distribution facility, ultimately resulted in much of our warehouse and distribution equipment being abandoned before the end of its previously estimated useful life. We used our warehouse assets to store and distribute our products until the transfer of inventories to Sonopress was completed on July 31, 2007. In accordance with SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets,” depreciation and amortization estimates were revised to reflect the use of the assets over their shortened useful lives. We classified the accelerated depreciation expense associated with the abandoned assets, totaling $108,000 and $400,000 for the three and six months ended September 30, 2007, as a component of general and administrative expenses in the accompanying consolidated statements of operations.
We lease our 76,000 square foot warehouse and distribution facility located in Las Vegas, Nevada. The monthly rent is approximately $44,000, subject to annual adjustment based on increases in the consumer price index. The lease expires on November 4, 2012. In March 2007, we notified our Las Vegas landlord of our intent to vacate the facility and sublease the space. SFAS No. 146 states that a liability for costs that will continue to be incurred under a contract for its remaining term without the economic benefit to the entity shall be recognized and measured at its fair value when the entity ceases using the right conveyed by the contract. We ceased use of the facility during the September 30, 2007 quarter. At September 30, 2007, in accordance with SFAS No.146, we recognized a liability of $78,000, the fair value of the remaining lease payments, reduced by estimated sublease rentals that could reasonably be obtained for the facility. The related expense is classified as a component of restructuring expenses in the accompanying consolidated statements of operations.
Liquidity and Capital Resources
Sources and Uses of Cash for the Six Months Ended September 30, 2007
Our working capital has historically been generated from the following sources:
•	operating cash flows

•	availability under our revolving line of credit

•	private placement of debt and equity instruments

•	advances from our disc manufacturer

We used cash of $6,199,000 in operations through September 30, 2007. Our pretax loss from operations was $6,244,000 for the six months ended September 30, 2007.
The more significant sources of working capital for the six months ended September 30, 2007 included:
•	Seasonal collection of our trade receivables of approximately $2.6 million.

•	Borrowings under our revolving bank line of credit of approximately $6.7 million.

•	Proceeds from the exercise of employee stock options totaling $512,000.
The more significant uses of working capital for the six months ended September 30, 2007 included:
•	Seasonal pay down of accounts payable, accrued expenses, royalty and distribution fee payables of approximately $4.5 million, which included:
•	$946,000 incurred in legal, investment banking and other related expenses associated with the BTP merger; and

•	$250,000 incurred in legal fees associated with the shareholder lawsuit.
•	Increased inventory purchases in anticipation of increased seasonal retail customer purchases of $2.3 million.

•	Payments of $1,527,000 to reduce our manufacturing advance liability to Sonopress.
We believe that projected cash flows from operations, borrowing availability under our revolving line of credit, cash on hand, and trade credit will provide the necessary capital to meet our projected cash requirements for at least the next 12 months. Should we find attractive corporate acquisitions, we may seek additional debt or equity financing in order to fund the transaction, in the form of bank financing, convertible debt, or the issuance of convertible preferred or common stock. See, however, “Note 10. Revolving Credit Facility.”
Additionally, should we be in a position to acquire significantly higher-profile content or libraries of content for exclusive distribution, or should we find an attractive, synergistic corporate acquisition, we would need to seek additional debt or equity financing in order fund the transaction. We believe any such financing could come in the form of additional corporate debt, convertible debt, convertible preferred stock or straight equity issuance of our registered shares through a private investment in public equity investor; however, there are no assurances that such financing would be available or available on terms acceptable to us.
Commitments from Acquisition of Exclusive Distribution Rights from BTP Affiliates.
See Acquisition of Exclusive Distribution Rights from BTP Affiliates above.
Commitments under New Exclusive Distribution Agreement with the Criterion Collection.
See New Exclusive Distribution Agreement with the Criterion Collection above.
Sony BMG Recoupment of Royalty Advance for International Sublicense Rights. We received a $3 million initial royalty advance under the Sony BMG license agreement in March 2003, fully recoupable from revenues generated by Sony BMG against quarterly royalties due to us under the agreement. In accordance with our agreement, Sony BMG is reducing their outstanding advance through recoupment, without making additional quarterly royalty advances. We must repay any outstanding unrecouped royalty advance within 30 days following the final Sony BMG reporting at the end of Sony BMG’s term and sell-off period. At September 30, 2007, approximately $156,000 remains from the last $3 million advance and is classified as a component of deferred revenue in the accompanying balance sheet.
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

Borrowings bear interest at either the Prime rate plus up to 0.25% (7.75% at September 30, 2007) or, at our option, LIBOR plus up to 2.25% (7.76% at September 30, 2007), subject to minimum borrowing levels. The level of interest rate margin to Prime or LIBOR is dependent upon our future financial performance as measured by earnings before interest, taxes, depreciation and amortization (“EBITDA”), as defined in the agreement. The targets under the agreement exempt certain expenses, including costs incurred in our corporate sale process with BTP and our writedown of assets related to our distribution agreement with the Source.
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
We will be tested for this covenant for the nine months ended December 31, 2007, regardless of our Excess Availability levels. The agreement also requires that Excess Availability be greater than $2 million at all times from December 31, 2007, until the December 31, 2007 financial statements are delivered to Wachovia. We were in compliance with all financial and operating covenants at September 30, 2007.
In management’s estimation, based upon information currently available, we will not be in compliance with the fixed charge covenant for the nine month period ending December 31, 2007. If we are not able to demonstrate compliance with this covenant as of December 31, 2007 by either: (i) agreeing with Wachovia to amend the covenant; (ii) obtaining from Wachovia a covenant violation waiver; or (iii) repaying the then-outstanding borrowings under the agreement, then we will be in default under the agreement. A default would result in, among other things, cross-default in other debt causing such debt to be immediately due and payable. While we believe we will be successful in obtaining a waiver of the covenant violation or an amendment, we can give no assurance that we will be able to do so. If we are unable to amend or obtain waivers from the covenants by the dates stated above, our lender could exercise their remedies against us, which would result in a material adverse effect on our financial condition and results of operations. We would, however, attempt to refinance our revolving line of credit with a new lender at terms which may be less favorable than Wachovia, although, there can be no assurance that we would be successful in doing so. If we are unable to obtain a waiver, an amendment or otherwise refinance our credit arrangement, it would raise substantial doubt about our ability to continue as a going concern.
At September 30, 2007, we had $6,667,000 borrowed and had borrowing availability of $8.3 million under our revolving line of credit with Wachovia. We had an additional $1.6 million in availability based upon our borrowing base that is not currently accessible as it is above our $15 million borrowing limit. With our agreement accordion feature to increase such amount to $20 million at our option, subject to the terms and conditions of the agreement, should we need to access additional availability, we believe we will be able to do so.
Long-Term Debt
Long-term debt at September 30, 2007 and March 31, 2007 consisted of the following:

(In thousands)	September 30, 2007	March 31, 2007
Subordinated senior convertible note, less debt discount of $1,286 — September 30, 2007; $1,570 — March 31, 2007	$15,714	$15,430
Subordinated manufacturing advance obligation, less debt discount of $1,057 — September 30, 2007; $1,411 — March 31, 2007	6,957	8,130

	22,671	23,560
Current portion of long-term debt, less debt discount of $574 — September 30, 2007; $588 — March 31, 2007	1,926	1,612

Long-term debt, less current portion and debt discount	$20,745	$21,948

Contractual Obligations and Commercial Commitments
The following table summarizes our contractual obligations at September 30, 2007, and the effects such obligations are expected to have on liquidity and cash flow in future periods:

(in thousands)	Payments due by fiscal period
		Remainder
Contractual obligations:	Total	of 2008	2009	2010	2011	2012	Thereafter
Operating lease obligations	$10,038	$766	$1,550	$1,593	$1,637	$1,632	$2,860
Capital lease obligations	238	35	75	83	45	—	—
Long-term debt obligations	25,014	1,150	6,300	10,300	5,804	1,460	—
Interest-convertible debt obligations	3,038	669	1,312	814	210	33	—
Licensing and exclusive distribution agreements	3,962	2,620	1,342	—	—	—	—
Employment obligations	2,557	1,187	1,370	—	—	—	—

Total	$44,847	$6,427	$11,949	$12,790	$7,696	$3,125	$2,860

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
Results of Operations
Our consolidated financial information for the three and six months ended September 30, 2007 should be read in conjunction with our consolidated financial statements and the notes thereto and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our most recent Annual Report on Form 10-K.
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
Revenues
The following table presents consolidated net revenues by reportable business segment for the three and six months ended September 30, 2007 and 2006, respectively:

	Three Months Ended September 30,			Six Months Ended September 30,
	2007	2006	% Change	2007	2006	% Change
	(in thousands)			(in thousands)
Net revenues
Domestic	$20,996	$22,340	(6.0)%	$41,456	$44,098	(6.0)%
International	637	502	26.9	1,055	1,091	(3.3)

Consolidated	$21,633	$22,842	(5.3)%	$42,511	$45,189	(5.9)%

Domestic Revenues
During the three and six months ended September 30, 2007, we saw lower domestic revenues as a result of comparatively fewer audio programs released on CD and weak demand for these releases during the three and six months ended September 30, 2007 as compared to the same periods in 2006. Revenues generated from the top five new CD releases during the quarter decreased by $1.5 million as compared to the September 2006 quarter which included the successful release of Yanni Live and Gigantour. The top five CD revenue generating titles for the three and six months ended September 30, 2007 were down $1.5 million and $1.4 million, respectively, as compared with the same 2006 periods. Conversely, we saw strong new-release DVD performance with top five new-release DVD’s generating increased revenues of $2.3 million and $2.5 million, for the three and six months ended September 30, 2007, respectively, led by Discovery Channel’s Shark Week and comedian Jeff Dunham: Spark of Insanity. Sales of previously released programming fell during the three and six months ended September 30, 2007, offsetting the new release performance gains.
Revenues generated by digital distribution, though our wholly-owned subsidiary Egami, increased 193% to $598,000 for the September 2007 quarter, from $205,000 for the September 2006 quarter, and increased 135% to $1,093,000 for the six months ended September 30, 2007, from $465,000 for the six months ended September 30, 2006, reflecting our participation in the dynamic growth of the digital distribution marketplace. Audio segment growth was driven by continued consumer adoption of downloading, especially of single tracks. Video segment growth is most directly attributed to video on demand rental retailer launches during the period. Electronic sell through growth for video was slower, but still encouraging.
Our strongest new releases for the September 2007 quarter as compared to the September 2006 quarter were:

September 2007 Quarter
DVDs
Shark Week: 20th Anniversary Collection (Discovery)
Jeff Dunham: Spark of Insanity
Dirty Jobs Collection 1 (Discovery)
Ace in the Hole (Criterion)
Three Films by Hiroshi Teshigahara (Criterion)
Nailed (Feature)
Beef IV (QD3 Collection)
CDs
Megadeth: That One Night Live in Buenos Aries
September 2006 Quarter
DVDs
Seven Samurai Reissue (Criterion)
Yanni Live: The Concert Event
Black Magic (Shaw Brothers)
Six Moral Tales (Criterion)
Bob & Tom Comedy Tour
Bullet Boy
Katt Williams Live
Brazil Reissue (Criterion)
CDs
Yanni Live: The Concert Event
Gigantour

International Revenue
Our internationally generated revenues for the three and six months ended September 30, 2007 were comparable to the prior year periods.
Gross Margins
The following table presents consolidated cost of sales by reportable business segment and as a percentage of related segment net revenues for the three and six months ended September 30, 2007 and 2006, respectively:

	Three Months Ended September 30,			Six Months Ended September 30,
	2007	2006		2007	2006
	(in thousands)			(in thousands)
Cost of sales:
Domestic	$17,653	$18,518		$32,955	$36,274
International	430	338		707	774

Consolidated	$18,083	$18,856		$33,662	$37,048

			% Change			% Change

As a percentage of segment net revenues:
Domestic	84.1%	82.9%	1.2%	79.5%	82.3%	(2.8)%
International	67.5	67.3	0.2	67.0	70.9	(3.9)

Consolidated	83.6%	82.5%	1.1%	79.2%	82.0%	(2.8)%

Our consolidated cost of sales for the quarter ended September 30, 2007 was $18,083,000, or 83.6% of net revenues, compared to $18,856,000, or 82.5% of net revenues, for the same quarter last year. Accordingly, our consolidated gross margins for the September 2007 quarter were $3,550,000, or 16.4% of net revenues, compared to 17.5% for the September 2006 quarter. Our consolidated cost of sales for the six months ended September 30, 2007 was $33,662,000, or 79.2% of net revenues, compared to $37,048,000, or 82.0% of net revenues, for the same period last year. Accordingly, our consolidated gross margins for the six months ended September 30, 2007were $8,849,000, or 20.8% of net revenues, compared to 18.0% for the same period last year.
Domestic Gross Margin
Gross margins for our domestic segment, as a percentage of segment net revenues, were 15.9% and 20.5% for the three and six months ended September 30, 2007, respectively, compared to 17.1% and 17.7% for the three and six months ended September 30, 2006, respectively.
Other items affecting our gross margins include:
•	the strength of a title’s sales performance;

•	the selling price of a title;

•	the costs that we are responsible for, including disc manufacturing costs;

•	third party net profit participations, specifically the royalty rates, distribution fees retained and profit splits inherent in the agreements; and

•	increased amortization of recoupable production costs and royalty advances as a result of reducing ultimate revenue projections for a title or a cross-collateralized group of titles.
Some specific factors contributing to the increase in segment gross profit margins for the three and six months ended September 2007 as compared to the September 2006 were:
•	The sales mix of titles sold during the September 2007 quarter was comparable with that sold in the September 2006 quarter. The sales mix for the six months ended September 30, 2007 was more favorable in terms of gross margins than that sold during the six months ended September 30, 2007. We recognized a higher gross margin from a revenue share arrangement with one of our content suppliers whereby our exclusive content was purchased by a third-party for its own promotional program and we had a larger share of revenue generated by higher-margin exclusively licensed programming compared to lower-margin exclusively distributed programming.

•	We incurred lower market development funds for product sold to our customers during the quarter as part of our ongoing efforts to control these costs. Market development funds are recorded as a reduction in net sales and were lower during the quarter by $239,000. Partially offsetting the positive impact to gross margins described above during the September 2007 quarter were increased writedowns of inventory to fair value totaling $155,000. For the six months ended September 30, 2007, our market development funds were $1.3 million lower than the 2006 period, but our increased writedowns of slow moving inventory of $492,000 partially offset the lower market development funds provided margin gain.
International Gross Margin
Gross margins for the international segment, as a percentage of segment net revenues, were 32.5% and 33.0% for the three and six months ended September 30, 2007, respectively, compared to 32.7% and 29.1% for the three and six months ended September 30, 2006, respectively, resulting from a more favorable sales mix during the fiscal 2008 quarter.

Selling Expenses
The following table presents consolidated selling expenses by reportable business segment and as a percentage of related segment net revenues for the three and six months ended September 30, 2007 and 2006, respectively:

	Three Months Ended September 30,			Six Months Ended September 30,
	2007	2006	% Change	2007	2006	% Change
	(in thousands)			(in thousands)
Selling expenses:
Domestic	$2,172	$2,693	(19.3)%	$4,183	$4,999	(16.3)%
International	6	8	(25.0)	38	44	(13.6)

Consolidated	$2,178	$2,701	(19.4)%	$4,221	$5,043	(16.3)%

As a percentage of segment net revenues:
Domestic	10.3%	12.1%	(1.8)%	10.1%	11.3%	(1.2)%
International	0.9	1.6	(0.7)	3.6	4.0	(0.4)

Consolidated	10.1%	11.8%	(1.7)%	9.9%	11.2%	(1.3)%

Domestic Selling Expenses
The decrease in domestic selling expense for the three and six months ended September 30, 2007 was primarily due to reduced personnel costs of $223,000 and $437,000, respectively, and reduced advertising and promotion expenses of $216,000 and $195,000, respectively, as compared to the three and six months ended September 30, 2006.
General and Administrative Expenses
The following table presents consolidated general and administrative expenses by reportable business segment and as a percentage of related segment net revenues for the three and six months ended September 30, 2007 and 2006, respectively:

	Three Months Ended September 30,			Six Months Ended September 30,
	2007	2006	% Change	2007	2006	% Change
	(in thousands)			(in thousands)
General and administrative expenses:
Domestic	$3,939	$4,478	(12.0)%	$8,606	$8,206	4.9%
International	96	119	(19.3)	223	237	(5.9)

Consolidated	$4,035	$4,597	(12.2)%	$8,829	$8,443	4.6%

As a percentage of segment net revenues:
Domestic	18.8%	20.0%	(1.2)%	20.8%	18.6%	2.2%
International	15.1	23.7	(8.6)	21.1	21.7	(0.6)

Consolidated	18.7%	20.1%	(1.4)%	20.8%	18.7%	2.1%

Domestic General and Administrative Expenses
Overall domestic general and administrative expenses decreased for the September 30, 2007 quarter. The decrease in domestic general and administrative expenses was in spite of significant costs and expenses for the September 2007 quarter described as follows:
•	BTP transaction-related expenses of $307,000, which is comprised of legal, investment banking and other related expenses.

•	$108,000 associated with the closure of our Las Vegas, Nevada distribution facility, which is comprised of accelerated depreciation and amortization and recognition of liability for the fair value of the remaining lease payments, net of sublease rental income.
Offsetting the noted increases to domestic general and administrative expenses for the September 2007 quarter were:
•	Reduced bad debt expense of $416,000. The September 2006 quarter included the writedown associated with the bankruptcy of the corporate parent of Tower Records.

•	Reduced investment banking expenses of $138,000.

•	Reduced public and investor relations professional services fees of $167,000.

•	Reduced temporary labor expenses of $134,000 during the quarter.
For the six months ended September 30, 2007, domestic general and administrative expenses increased as a result of the following:
•	BTP transaction-related expenses of $946,000, which is comprised of legal, investment banking and other related expenses.

•	$400,000 associated with the planned closure of our Las Vegas, Nevada distribution facility, which is comprised of accelerated depreciation and amortization.

•	$250,000 in stockholder claim related expenses.

•	An accrual of $100,000 for a potential severance payout associated with an employee termination.
Partially offsetting the noted increases to domestic general and administrative expenses for the six months ended September 30, 2007 were:
•	Reduced bad debt expense of $408,000.

•	Reduced temporary labor expenses of $309,000 during the quarter.

•	Reduced personnel expenses of $123,000, as a result of lower headcount in our domestic operations.
We expect higher than normal legal and professional expenses through the three months ending December 31, 2007 as a result of the merger process.
Restructuring Expenses
For the three and six months ended September 30, 2007, the following expenses were incurred associated with the closure of our Las Vegas, Nevada distribution facility:
•	$78,000 in accrued operating lease liability for both periods.

•	$118,000 and $364,000, respectively, in involuntary employee termination expenses.
Interest Expense
The following table presents interest expense for the three and six months ended September 30, 2007 and 2006, respectively:

	Three Months Ended September 30,			Six Months Ended September 30,
	2007	2006	% Change	2007	2006	% Change
	(in thousands)			(in thousands)
Noncash amortization of debt discount	$305	$231	32.0%	$638	$231	176.2%
Noncash amortization of deferred financing costs	97	43	125.6	200	52	284.6
Cash interest expense, net of interest income	406	205	98.0	763	477	60.0

Interest expense, net of interest income	$808	$479	68.7%	$1,601	$760	110.7%

As a percentage of net revenues	3.7%	2.1%	1.6%	3.8%	1.7%	2.1%
Interest expense for the three and six months ended September 30, 2007 was greater as a result of higher weighted-average interest bearing debt levels and interest rates for the period, as well as significant noncash interest expense recorded from the amortization of debt discounts and deferred financing costs. Net noncash charges to interest expense, representing amortization of the Sonopress manufacturing advance debt discount, convertible note debt discount and deferred financing costs for the three and six months ended September 30, 2007, totaled $402,000 and $838,000, respectively.

Income Taxes
We recorded Federal and state tax expenses of approximately $8,000 and $30,000 for the three and six months ended September 30, 2007, respectively, using an estimated effective tax rate of less than 1% for fiscal 2008. The tax rate is lower than statutory rates due to utilization of net operating loss carryforwards. We also recorded foreign income tax of $8,000 for the three and six months ended September 30, 2007. We did not record Federal, state or foreign taxes for the three and six months ended September 30, 2006 as a result of losses for both periods.
Adoption of FASB Interpretation No. 48
Effective April 1, 2007, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes.” FIN 48 requires that we recognize in our consolidated financial statements the impact of a tax position that is more likely than not to be sustained upon examination based on the technical merits of the position. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of each tax position taken or expected to be taken in a tax return. Under FIN 48, a company can recognize the benefit of an income tax position only if it is more likely than not (greater than 50%) that the tax position will be sustained upon tax examination, based solely on the technical merits of the tax position. Otherwise, no benefit can be recognized. The tax benefits recognized are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Additionally, companies are required to accrue interest and related penalties, if applicable, on all tax exposures for which reserves have been established consistent with jurisdictional tax laws.
We do not believe that we have included any “uncertain tax positions” in our Federal income tax return or any of the state income tax returns we are currently filing. We have made an evaluation of the potential impact of additional state taxes being assessed by jurisdictions in which we do not currently consider ourselves liable. We do not anticipate that such additional taxes, if any, would result in a material change to our financial position. We anticipated that it is more likely than not that additional state tax liabilities of approximately $69,000 existed, including accrued interest. We recorded an increase to accumulated deficit and income taxes payable during the June 2007 quarter, to provide for these additional state tax liabilities and interest. In connection with the adoption of FIN 48, we include interest and penalties related to uncertain tax positions as a component of our provision for taxes.
Consolidated Net Loss
For all of the foregoing reasons, our net loss for the three months ended September 30, 2007 was $3,683,000, or $.17 per basic and diluted share, compared to a net loss of $3,791,000, or $.18 per basic and diluted share for the three months ended September 30, 2006. Net loss for the six months ended September 30, 2007 was $6,282,000, or $.29 per basic and diluted share, compared to a net loss of $6,105,000, or $.29 per basic and diluted share, for the six months ended September 30, 2006.
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

Interest Rate Fluctuations
At September 30, 2007, approximately $6.7 million of our outstanding borrowings were subject to changes in interest rates; however, we do not use derivatives to manage this risk. This exposure is linked to the prime rate and LIBOR.
Management believes that moderate changes in the prime rate or LIBOR would not materially impact our operating results or financial condition. For example, a 1.0% change in interest rates would result in an approximate $67,000 annual impact on pretax earnings (loss) based upon our outstanding borrowings at September 30, 2007.
Foreign Exchange Rate Fluctuations
At September 30, 2007, a nominal amount of our accounts receivable was related to international distribution and denominated in foreign currencies and, accordingly, is subject to future foreign exchange rate risk. To date, we have not entered into foreign currency exchange contracts to manage this risk.

Item 4.	Controls and Procedures.
We maintain disclosure controls and procedures designed to ensure that information that is required to be disclosed in our filings with the SEC is recorded, processed, summarized and reported on a timely basis. We have evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our system of disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are adequate and effective in timely alerting them to material information relating to us that is required to be disclosed in our periodic reports filed with the SEC.
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
Our results of operations and financial condition are subject to numerous risks and uncertainties described in our Annual Report on Form 10-K for our fiscal year ended March 31, 2007, filed on June 29, 2007. You should carefully consider these risk factors in conjunction with the other information contained in this Quarterly Report. Should any of these risks materialize, our business, financial condition and future prospects could be negatively impacted. As of September 30, 2007, there have been no material changes to the disclosures made on the above-referenced Form 10-K, except as set forth below:
We Would Be Adversely Affected By Our Failure To Timely Comply With Our Financial And Operating Covenants. We were in compliance with all financial and operating covenants at September 30, 2007. In management’s estimation, based upon the information currently available, we anticipate that we will not be in compliance with the fixed charge covenant for the nine month period ending December 31, 2007. If we are not able to demonstrate compliance with this covenant as of December 31, 2007 by either: (i) agreeing with Wachovia to amend the covenant; (ii) obtaining from Wachovia a covenant violation waiver; or (iii) repaying the then-outstanding borrowings under the agreement, then we will be in default under the agreement. A default would result in, among other things, cross-default in other debt causing such debt to be immediately due and payable. While we believe that we will be successful in obtaining a waiver or an amendment to the agreement, we can give no assurance that we will be successful in doing so. If we are unable to amend or obtain waivers from the covenants, our lender could exercise their remedies against us, which would result in a material adverse effect on our financial condition and results of operations. We would, however, attempt to refinance our revolving line of credit with a new lender at terms which may be less favorable than Wachovia, although there can be no assurance that we would be successful in doing so. If we are unable to obtain a waiver, an amendment or otherwise refinance our credit arrangement, it would raise substantial doubt about our ability to continue as a going concern. For more information on this matter, see “Note 10. Revolving Credit Facility.”

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3.	Defaults Upon Senior Securities.
None.

Item 4.	Submission of Matters to a Vote of Security Holders.
Our special meeting of stockholders was held on October 22, 2007. Our stockholders approved the proposal to adopt the amended and restated agreement and plan of merger, dated as of June 27, 2007, among BTP, IEAC, Inc., and Image Entertainment, Inc. (“Proposal One”) and the proposal to issue securities to BTP pursuant to a securities purchase agreement (“Proposal Two”). Voting on these proposals was as follows:

	Votes For	Against	Abstain

Proposal One	15,745,980	37,644	2,293

Proposal Two	15,742,966	40,828	2,213

Item 5.	Other Information.
None.

Item 6.	Exhibits.

31.1	Certification by the Registrant’s Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Registrant’s Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by the Registrant’s Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Registrant’s Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMAGE ENTERTAINMENT, INC.
Date: November 13, 2007	By:	/S/ MARTIN W. GREENWALD
Martin W. Greenwald
President and Chief Executive Officer

Date: November 13, 2007	By:	/S/ JEFF M. FRAMER
Jeff M. Framer
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification by the Registrant’s Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Registrant’s Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by the Registrant’s Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Registrant’s Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.