Form 10-Q
period 2007-12-31
IMAGE ENTERTAINMENT INC
filed 2008-02-14
CIK 216324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2007.

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑      NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Exchange Act). Yes ☐      No ☑
Number of shares outstanding of the issuer’s common stock on February 8, 2008: 21,755,718

IMAGE ENTERTAINMENT, INC.
INDEX TO FORM 10-Q

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q for the three and nine months ended December 31, 2007 (“Quarterly Report”) of Image Entertainment, Inc. (“we,” “us,” “our,” or “Image”) includes forward-looking statements that involve risks and uncertainties within the meaning of the Private Securities Litigation Reform Act of 1995. Other than statements of historical fact, all statements made in this Quarterly Report are forward-looking, including, but not limited to, statements regarding industry prospects, future results of operations or financial position, and statements of our intent, belief and current expectations about our strategic direction, prospective and future results. In some cases, forward-looking statements may be identified by words such as “will,” “should,” “expect,” “anticipate,” “believe,” “estimate,” “continue,” “future,” “intend” or similar words. Forward-looking statements involve risks and uncertainties that are inherently difficult to predict, which could cause actual outcomes and results to differ materially from our expectations, forecasts and assumptions. The following important factors could affect our future results and could cause those results to differ materially from those expressed in such forward-looking statements:
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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
IMAGE ENTERTAINMENT, INC.
Consolidated Balance Sheets
(unaudited)
December 31, 2007 and March 31, 2007
ASSETS

(In thousands)	December 31, 2007	March 31, 2007 *
Current assets:
Cash and cash equivalents	$1,317	$2,341
Accounts receivable, net of allowances of $8,265 - December 31, 2007; $8,956 - March 31, 2007	19,311	19,360
Inventories	18,136	16,742
Royalty and distribution fee advances	16,237	13,118
Prepaid expenses and other assets	1,139	1,302

Total current assets	56,140	52,863

Noncurrent inventories, principally production costs	2,501	2,808
Noncurrent royalty and distribution advances	24,879	23,397
Property, equipment and improvements, net	3,379	4,692
Goodwill	5,715	5,715
Other assets	947	1,221

	$93,561	$90,696

See accompanying notes to consolidated financial statements

*	The March 31, 2007 consolidated balance sheet has been derived from the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2007.

IMAGE ENTERTAINMENT, INC.
Consolidated Balance Sheets
(unaudited)
December 31, 2007 and March 31, 2007
LIABILITIES AND STOCKHOLDERS’ EQUITY

(In thousands, except share data)	December 31, 2007	March 31, 2007 *
Current liabilities:
Accounts payable	$10,312	$7,431
Accrued liabilities	5,943	6,039
Accrued royalties and distribution fees	13,569	9,881
Accrued music publishing fees	5,906	5,945
Deferred revenue	6,983	5,039
Revolving credit facility	4,703	—
Current portion of long-term debt, net of debt discount	2,255	1,612

Total current liabilities	49,671	35,947

Long-term debt, net of debt discount and current portion	20,202	21,948
Other long-term liabilities, less current portion	2,001	3,221

Total liabilities	71,874	61,116

Commitments and contingencies and subsequent events (Notes 2, 3, 7, 9 and 12)
Stockholders’ equity:
Preferred stock, $.0001 par value, 25 million shares authorized; none issued and outstanding	—	—
Common stock, $.0001 par value, 100 million shares authorized; 21,740,000 and 21,577,000 issued and outstanding at December 31, 2007 and March 31, 2007, respectively	2	2
Additional paid-in capital	52,359	51,847
Accumulated other comprehensive income	1	3
Accumulated deficit	(30,675)	(22,272)

Net stockholders’ equity	21,687	29,580

	$93,561	$90,696

See accompanying notes to consolidated financial statements

*	The March 31, 2007 consolidated balance sheet has been derived from the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2007.

IMAGE ENTERTAINMENT, INC.
Consolidated Statements of Operations
(unaudited)
For the Three and Nine Months Ended December 31, 2007 and 2006

	Three Months Ended		Nine Months Ended
	December 31,	December 31,	December 31,	December 31,
(In thousands, except per share data)	2007	2006	2007	2006
NET REVENUES	$27,343	$24,360	$69,854	$69,549

OPERATING COSTS AND EXPENSES:
Cost of sales	22,033	19,698	55,695	56,746
Selling expenses	2,816	2,960	7,037	8,003
General and administrative expenses	4,071	4,230	12,900	12,673
Restructuring expenses	170	—	612	—

	29,090	26,888	76,244	77,422

LOSS FROM OPERATIONS	(1,747)	(2,528)	(6,390)	(7,873)
OTHER EXPENSES (INCOME):
Interest expense, net	901	928	2,502	1,688
Change in fair value of warrant liability	(603)	—	(603)	—

	298	928	1,899	1,688

LOSS BEFORE INCOME TAXES	(2,045)	(3,456)	(8,289)	(9,561)
INCOME TAXES	7	—	45	—

NET LOSS	$(2,052)	$(3,456)	$(8,334)	$(9,561)

NET LOSS PER SHARE:
Net loss — basic and diluted	$(.09)	$(.16)	$(.38)	$(.45)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	21,740	21,577	21,725	21,451

See accompanying notes to consolidated financial statements

IMAGE ENTERTAINMENT, INC.
Consolidated Statements of Cash Flows
(unaudited)
For the Nine Months Ended December 31, 2007 and 2006

(In thousands)	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,334)	$(9,561)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of production costs	3,039	3,434
Depreciation and other amortization	3,073	2,329
Provision for estimated doubtful accounts, sales returns and other credits	(691)	(337)
Provision for lower of cost or market inventory writedowns	1,678	1,415
Loss on disposal of assets	33	—
Change in fair value of warrant liability	(603)	—
Changes in assets and liabilities associated with operating activities:
Accounts receivable	740	1,605
Inventories	(3,066)	(2,098)
Royalty and distribution fee advances	(703)	(2,398)
Production cost expenditures	(2,738)	(3,225)
Prepaid expenses and other assets	35	(603)
Accounts payable, accrued royalties, fees and liabilities	1,846	(2,794)
Deferred revenue	1,944	(209)

Net cash used in operating activities	(3,747)	(12,442)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used in investing activities — capital expenditures	$(427)	$(1,195)

See accompanying notes to consolidated financial statements

IMAGE ENTERTAINMENT, INC.
Consolidated Statements of Cash Flows, Continued
(unaudited)
For the Nine Months Ended December 31, 2007 and 2006

(In thousands)	2007	2006
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facility	$40,840	$48,705
Repayments of borrowings under revolving credit facility	(36,137)	(60,205)
Proceeds from issuance of long-term debt, net of costs	—	25,888
Repayments of long-term debt	(2,065)	(94)
Proceeds from exercise of common stock warrant	—	330
Proceeds from exercise of employee stock options	512	17

Net cash provided by financing activities	3,150	14,641

NET INCREASE (DECREASE) IN CASH:	(1,024)	1,004
Cash and cash equivalents at beginning of period	2,341	1,079

Cash and cash equivalents at end of period	$1,317	$2,083

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$867	$815
Income taxes	$26	$6

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
Note 2. Termination of Definitive Agreement to Sell Image to BTP; Related Extensions; Output Distribution Agreement with BTP-Affiliate CT1 Holdings, LLC; and Related Disputes.
On March 29, 2007, we entered into an agreement and plan of merger with BTP Acquisition Company, LLC (“BTP”), an investor group led by film financier and producer David Bergstein, to sell Image. Under the terms of the agreement, our stockholders were to receive $4.40 per share in cash. The agreed-upon acquisition price represented a 27% premium to our closing share price of $3.46 on March 29, 2007, and a 35% premium to the 30-day average price ended March 29, 2007.
On June 27, 2007, we entered into an amended and restated agreement and plan of merger with BTP. Under the terms of the amended and restated merger agreement, our stockholders were to receive the same aggregate cash consideration as under the original merger agreement, plus they were to retain 6% of their shares in the surviving publicly-traded company. In connection with the execution of the amended and restated merger agreement, stockholders owning a total of approximately 38% of our outstanding shares of common stock signed support agreements with BTP and agreed to vote their shares in favor of the transaction. Our board of directors unanimously approved the amended and restated merger agreement, and recommended that our stockholders vote in favor of the transaction.
On September 19, 2007, we filed our definitive proxy statement for the merger with the Securities and Exchange Commission (“SEC”). On October 22, 2007, our stockholders adopted the amended and restated merger agreement and approved the securities issuance proposal, which provided BTP a right to receive warrants to purchase up to 8,500,000 shares of our common stock at an exercise price of either $1.00 or $4.25 per share and a right for BTP to elect to purchase up to an aggregate 21 million shares of our common stock and shares of our convertible preferred stock, less the number of shares of common stock issuable upon exercise of any warrants that may be issued to BTP pursuant to the amended and restated merger agreement. Any convertible preferred stock was to be a newly authorized class of preferred stock of Image. The transaction was expected to close by November 6, 2007.
On November 6, 2007, at the request of BTP, our board of directors agreed to extend the previously announced closing date for the acquisition to allow us to file our Form 10-Q quarterly report for the quarter ended September 30, 2007 prior to closing the merger. As a result, the parties agreed to close the acquisition no later than two business days after we filed our Form 10-Q with the SEC. All other terms of the amended and restated merger agreement remained unchanged and in full force and effect. We filed our Form 10-Q on November 13, 2007. As a result, the acquisition was due to close by November 15, 2007.
On November 15, 2007, at the request of BTP, our board of directors agreed to extend the previously announced closing date for the acquisition to permit BTP to finalize the financing documentation necessary to consummate the acquisition. Image and BTP agreed to close the acquisition no later than November 28, 2007. All other terms of the amended and restated merger agreement remained unchanged.

Image Entertainment, Inc.
Notes To Consolidated Financial Statements
(Unaudited)
On November 28, 2007, at the request of BTP, our board of directors agreed to extend the previously announced closing date of the acquisition from November 28, 2007 to December 3, 2007, to provide BTP with additional time to finalize its financing for the acquisition. Additionally, we agreed that if BTP deposited in trust $2 million by the close of business on December 3, 2007, BTP would be permitted to extend the closing date to a mutually agreed upon date, which our board of directors determined would not extend beyond December 7, 2007. All other terms of the amended and restated merger agreement remained unchanged.
On December 7, 2007, at the request of BTP, the previously announced closing date for the acquisition was extended by our board of directors to January 14, 2008. In connection with the extension, BTP deposited the previously described $2 million deposit which would be held in a trust account and credited against the purchase price at closing. Also in consideration for extending the closing date of the merger, Image entered into a multi-year feature film output distribution agreement with CT1 Holdings, LLC (“CT1”), an affiliate of David Bergstein and the parent company of THINKFilm and Capitol Films. The distribution agreement covers various new film productions and certain existing film libraries controlled by CT1. All other terms of the amended and restated merger agreement remained unchanged.
On January 14, 2008, at the request of BTP, the closing date for the acquisition was extended by our board of directors from January 14, 2008 to February 1, 2008. In connection with the extension, BTP deposited an additional $1 million in a trust account. This deposit, combined with the $2 million deposited by BTP in December for the prior extension, increased the total deposit received from BTP and held in a trust account to $3 million. All other terms of the amended and restated merger agreement remained unchanged.
On January 24, 2008, we filed a complaint in the Los Angeles Superior Court against CT1, BTP, Capitol Films, and THINKFilm for breach of contract and declaratory relief seeking a judicial declaration that the distribution agreement was in full force and effect and damages in connection with a claim for breach of contract.
On January 25, 2008, we notified BTP of its breach of the amended and restated merger agreement, dated June 27, 2007, and also notified CT1 its breach of the output distribution agreement, dated December 7, 2007. The merger agreement provided that BTP would keep us informed of the status of the financing necessary for BTP to complete the merger. We had requested such information days prior to our breach notice to BTP, but BTP refused to provide such information. With the assistance of legal counsel, our board of directors evaluated all available options and remedies, including termination of the merger agreement and collection of the $4.2 million business interruption fee stipulated in the merger agreement.
On January 25, 2008, we filed an ex parte application for a temporary restraining order regarding CT1’s threatened termination of the distribution agreement and other alleged actions aimed at frustrating our performance under that agreement.
On January 25, 2008, our request for a temporary restraining order was denied, but the court issued an order to show cause and ordered CT1 and the other defendants to show cause why a injunction should not be granted. The court set a hearing date of February 28, 2008.
On January 25, 2008, CT1 formally gave notice to us of its purported termination of the distribution agreement.
On February 1, 2008, Image and BTP determined that it was in the parties’ best interests to extend the previously announced closing date of the acquisition to 2:00 p.m. PST on Tuesday February 5, 2008, to allow for further discussions regarding the status of the amended and restated merger agreement.
On February 5, 2008, we delivered a notice of termination of the amended and restated merger agreement to BTP and demanded the prompt payment of the $4.2 million business interruption fee required by the merger agreement. We also requested that R2D2, LLC (“R2D2”) and its wholly owned subsidiary CT1 Holdings, LLC (“CT1”) promptly pay us the $4.2 million business interruption fee pursuant to R2D2’s and CT1 Holdings’ guarantee of the $4.2 million fee. We also instructed that the $3.0 million currently deposited in trust be released to us and that BTP provide the remaining $1.2 million to us in cash. We also amended our shareholder rights plan. See “Note 7. Subsequent Event — Amendment to Rights Agreement”.

Image Entertainment, Inc.
Notes To Consolidated Financial Statements
(Unaudited)
On February 6, 2008, we filed a demand for arbitration with claims for declaratory relief and breach of contract in connection with the distribution agreement. No hearing date has yet been set in connection with the arbitration proceeding filed by us, nor has an arbitrator been appointed.
On February 11, 2008, we commenced an action in the Court of Chancery of the State of Delaware seeking to compel the prompt payment of the $4.2 million business interruption fee by BTP as required by the amended and restated merger agreement, or by R2D2 and CT1 as required by the guarantee granted in favor of Image in connection with the amended and restated merger agreement. BTP has notified us that it believes we are in breach of the amended and restated merger agreement, thereby excusing BTP from closing the merger and paying the $4.2 million business interruption fee. We dispute BTP’s claims and intend to fully and aggressively protect the interests of our stockholders.
On February 11, 2008, we reached an agreement with CT1 to continue distribution of certain agreed-upon new THINKFilm-branded acquisitions and existing catalogue titles while the dispute with respect to the distribution agreement is being arbitrated.
For more information on this transaction and related disputes, please refer to our Current Reports on Form 8-K filed with the SEC on April 2, July 2, August 10, October 24, November 7, 16, and 30, December 12, 2007, January 15, 25, 28 and 31, and February 1, 4, 6, 7 and 12, 2008. For more information on the risks related to these disputes, please refer to “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2007 filed with the SEC on June 29, 2007, our Form 10-Q for the quarterly period ended September 30, 2007 filed with the SEC on November 13, 2007 and our merger proxy statement on Form DEFM14A filed with the SEC on September 19, 2007, and “Item 1A. Risk Factors” in this Form 10-Q among other sections.
Note 3. Transactions with BTP Affiliates.
We have acquired from Capitol Films, a BTP affiliate, the exclusive U.S. home video, broadcast and digital distribution rights for three feature films, and from The Last Word LLC, a BTP production company affiliate, the exclusive U.S. home video and digital distribution rights for one feature film. We have also received the rights to distribute two additional titles under an Output Distribution Agreement with CT1 Holdings, LLC, a BTP affiliate. We have a total advance commitment for all six films of $3.9 million, of which $2.9 million has been paid through December 31, 2007. We have acquired the titles under exclusive distribution agreements, and they are described as follows:
Films under Separate Exclusive Distribution Agreements
•	Before the Devil Knows You’re Dead – A crime thriller directed by Sidney Lumet and starring Philip Seymour Hoffman, Ethan Hawke, Albert Finney and Marisa Tomei.
•	Lions Gate Arbitration Claim on Before the Devil Knows You’re Dead – We have been named along with David Bergstein, Capitol Films and THINKFilm in an arbitration proceeding, alleging that this film is part of a multi-picture output distribution agreement between Lions Gate and THINKFilm. If Lions Gate prevails, Lions Gate would share the DVD distribution rights with Image, whereby Lions Gate would have the exclusive distribution rights to certain retail sell-through accounts. We are currently reviewing the claim and will respond accordingly.
•	My Sexiest Year – A comedy directed by Howard Himelstein and starring Frankie Muniz and Harvey Keitel.

•	The Last Word – A comedy directed by Geoffrey Haley and starring Winona Ryder, Wes Bentley and Ray Romano.

•	Five Dollars a Day – A comedy directed by Nigel Cole and starring Christopher Walken and Dean Cain.

Image Entertainment, Inc.
Notes To Consolidated Financial Statements
(Unaudited)
Films under the CT1 Output Distribution Agreement
•	The Air I Breathe – A drama directed by Jieho Lee and starring Sarah Michelle Gellar, Kevin Bacon, Brendan Fraser, Forest Whitaker, Andy Garcia, Emile Hirsch and Julie Delpy. (Advance paid: $1 million.)

•	In the Shadow of the Moon – A documentary presented by Ron Howard and directed by David Sington, starring the surviving crew members from NASA’s Apollo missions, including Buzz Aldrin, Alan Bean and Michael Collins, who tell their stories in their own words. The film includes archive footage of Neil Armstrong. Motion picture studio Lions Gate shares the DVD distribution rights for this film under a distribution agreement with THINKFilm for exclusive distribution to certain retail sell-through accounts. (No advance paid.)
The exclusive distribution agreements were negotiated at arm’s length and we deem the financial commitments to be at market rates and comparable to other financial commitments that we have made previously to acquire the exclusive distribution rights for other entertainment content. All amounts paid are recorded as a component of royalty and distribution fee advances in the accompanying balance sheet at December 31, 2007 and have not been reserved as a result of the disputes with the content provider.
On February 11, 2008, we reached an agreement with CT1 to continue distribution of certain agreed-upon new THINKFilm-branded acquisitions and existing catalogue titles while the dispute with respect to the distribution agreement is being arbitrated. The agreement reaffirms that the above listed titles under separate exclusive distribution agreements are not negatively impacted by the disputes over the CT1 Output Distribution Agreement.
For the three and nine months ended December 31, 2007, consulting fees accrued or paid to Capitol Films totaled $99,000 and $210,000, respectively. The consulting services agreement with Capitol Films ended December 31, 2007.
Note 4. New Exclusive Distribution Agreement with the Criterion Collection.
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
The terms of this new exclusive distribution agreement call for a nonrecoupable distribution fee of approximately $3.4 million, covering the entire term of the agreement, of which approximately $877,000 has been previously paid and $2.5 million to be paid in 22 equal quarterly installments of approximately $112,000 beginning January 1, 2008, plus a single payment of approximately $37,000 in July 2013. We have capitalized and accrued for the unpaid portion of the $3.4 million distribution fee as a component of royalty and distribution fee advances and accrued royalty and distribution fees, respectively, at December 31, 2007, and are amortizing the full $3.4 million fee over the 67-month term to Cost of Sales in accordance with the American Institute of Certified Public Accountants Statement of Position No. 00-2, “Accounting by Producers or Distributors of Film.”
The Criterion Collection is dedicated to gathering arguably the greatest films from around the world and publishing them in DVD “special editions” that offer the highest picture and audio quality and award-winning original supplements including interviews with producers, directors and talent, behind the scenes footage, documentaries, featurettes and more. The Criterion Collection contains film classics like Akira Kurosawa’s Seven Samurai and Ingmar Bergman’s The Seventh Seal as well as Frederico Fellini’s 8 1/2, Carol Reed’s The Third Man, David Mamet’s House of Games, Terrence Malick’s Days of Heaven and Terry Gilliam’s Fear and Loathing in Las Vegas.

Image Entertainment, Inc.
Notes To Consolidated Financial Statements
(Unaudited)
Note 5. Renewal of Canadian Distribution Agreement through December 2012.
On December 18, 2007, Image and Entertainment One (“E1”), including its subsidiaries Seville Pictures and Paradox Entertainment, reached an exclusive agreement to renew and expand their existing output deal providing E1 the Canadian rights to our upcoming product in the areas of theatrical, home entertainment, television and digital through 2012. The long-term agreement also provides E1 with the Canadian rights to the majority of our 3,000 title library for which we control Canadian rights, totaling more than 6,000 hours of film and television programs. E1 subsidiary Seville Pictures will handle theatrical, television and digital distribution in Canada, while Paradox will continue to handle home video distribution. In connection with the signing of the agreement, we received a $1.5 million advance from Paradox which is recoupable by them through future purchases from us. The advance is recorded as a component of deferred revenue in the accompanying balance sheet as of December 31, 2007. In accordance with the agreement, we are to receive an additional, final $1.5 million purchase advance on or about the one year anniversary of the agreement.
Note 6. Accounting for Stock-Based Compensation.
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
There was no stock-based compensation recorded during the three and nine months ended December 31, 2007.
Note 7. Subsequent Event — Amendment to Rights Agreement.
On February 5, 2008, our board of directors approved an amendment to its Rights Agreement, dated as of October 31, 2005 with Computershare Trust Company, N.A., a Delaware corporation, as Rights Agent to, among other things: (i) amend the definition of “acquiring person” in Section 1 of the Rights Agreement to decrease the threshold of percentage ownership of our common stock in the definition from 30% to 15%, (ii) amend the definition of “distribution date” in Section 3(a) of the Rights Agreement to decrease the threshold of percentage ownership which would result from a tender or exchange offer, if successful, from 30% to 15%, and (iii) to include an exception to the percentage ownership thresholds contained in these definitions as they relate to Image Investors Co. and its affiliates and associates, whose threshold shall continue to be 30%.
Note 8. New Accounting Pronouncements.
In December 2007, the SEC published the Staff Accounting Bulletin (“SAB”) No. 110, which amends SAB No. 107 by extending the usage of a “simplified” method, as discussed in SAB No. 107, in developing an estimate of expected term of “plain vanilla” share options in accordance with SFAS No. 123 (revised 2004), Share-Based Payment. In particular, the staff indicated in SAB 107 that it will accept a company’s election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. We are evaluating SAB 110 and its impact on future employee stock option grants.

Image Entertainment, Inc.
Notes To Consolidated Financial Statements
(Unaudited)
In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141(Revised), “Business Combinations” (“SFAS No. 141(R)”), and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” an amendment of ARB No. 51 (“SFAS No. 160”). These new standards are the U.S. GAAP outcome of a joint project with the International Accounting Standards Board (“IASB”). SFAS No. 141(R) and SFAS No. 160 introduce significant changes in the accounting for and reporting of business acquisitions and noncontrolling interests in a subsidiary. SFAS No. 141(R) and SFAS No. 160 continue the movement toward the greater use of fair values in financial reporting and increased transparency through expanded disclosures. SFAS No. 141(R) changes how business acquisitions are accounted for and will impact financial statements at the acquisition date and in subsequent periods. SFAS No. 160 requires noncontrolling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with noncontrolling interest holders. SFAS No. 141(R) and SFAS No. 160 are effective for our fiscal 2010. We are currently evaluating the impact of the adoption of SFAS No. 141(R) and SFAS No. 160 on our consolidated financial position, results of operations and cash flows.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided we also elect to apply the provisions of SFAS No. 157, “Fair Value Measurements.” We have not yet determined the impact of adopting SFAS No. 159 on our financial position.
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
Note 9. Sonopress Fulfillment Services Agreement and Closure of Las Vegas Facility.
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
One-time termination benefits have been provided to employees who were involuntarily terminated under the terms of this restructuring. These employees were required to render service until a specific date in order to receive the termination benefits. In accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” the liability for the termination benefits of $381,000 was measured initially on the April 20, 2007 communication date to our employees based on the fair value of the liability as of the termination date. The resulting liability was recognized ratably over the service period. Amortization of one-time termination benefits totaled none and $364,000 for the three and nine months ended December 31, 2007, and is classified as a component of restructuring expenses in the accompanying consolidated statements of operations.
The following table reconciles the liability for one-time termination benefits at March 31, 2007 to the liability at December 31, 2007:

(In thousands)
Beginning liability at March 31, 2007	$—
Costs charged to expense during the nine months ended December 31, 2007	364
Costs paid or otherwise settled during the December 31, 2007 period	(309)

Ending liability at December 31, 2007	$55

Image Entertainment, Inc.
Notes To Consolidated Financial Statements
(Unaudited)
Our decision to engage Sonopress to take over our warehousing and distribution operations, and accordingly close our Las Vegas distribution facility, ultimately resulted in much of our warehouse and distribution equipment being abandoned before the end of its previously estimated useful life. We used our warehouse assets to store and distribute our products until the transfer of inventories to Sonopress was completed on July 31, 2007. In accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” depreciation and amortization estimates were revised to reflect the use of the assets over their shortened useful lives. We classified the accelerated depreciation expense associated with the abandoned assets, totaling none and $400,000 for the three and nine months ended December, 2007, respectively, as a component of general and administrative expenses in the accompanying consolidated statements of operations.
Subsequent Event — Agreement in Principle to Terminate our Distribution Facility Operating Lease
We reached an agreement in principle to terminate our Las Vegas, Nevada distribution facility lease agreement on February 14, 2008, effective January 1, 2008. As a result of the lease termination, we will not be financially responsible for the entirety of the remaining aggregate lease payments over the remaining term of the lease totaling approximately $2.7 million through November 4, 2012, plus related expenses.
In connection with the lease termination, we agreed to pay Spencer Street Investors, LLC, a Delaware limited liability company (“Landlord”), a termination fee equal to $275,000, payable upon execution. Also in connection with the lease, we will pay a brokerage fee of approximately $140,000. For the three and nine months ended December 31, 2007, we have recorded a net charge of $170,000 as a component of restructuring expenses as a result of this lease termination. The charge includes legal fees and is net of deferred rent previously recorded as well as a $78,000 liability recorded at September 30, 2007, in accordance with SFAS No. 146, representing the then fair value of the net remaining lease payments.
Note 10. Inventories.
Inventories at December 31, 2007 and March 31, 2007, are summarized as follows:

(In thousands)	December 31, 2007	March 31, 2007
DVD	$12,468	$10,724
Other (principally DVD packaging components and finished CD inventory)	3,232	3,588

	15,700	14,312
Production costs, net	4,937	5,238

	20,637	19,550
Less current portion of inventories	18,136	16,742

Noncurrent inventories, principally non-recoupable production costs	$2,501	$2,808

Inventories consist primarily of finished DVD and CD product for sale and are stated at the lower of average cost or market.
Production costs consist of capitalized costs to produce licensed programming for domestic and international distribution and include the costs of film and tape conversion to the optical disc format, menu and packaging design, authoring, compression, mastering and the overhead of our creative services and production departments. Non-recoupable production costs are reflected net of accumulated amortization of $11,998,000 and $10,553,000 at December 31, 2007 and March 31, 2007, respectively.
Note 11. Investment in Film Production.
Investment in film production at December 31, 2007 and March 31, 2007 is included as a component of royalty and distribution fee advances in the consolidated balance sheets and are summarized as follows:

(In thousands)	December 31, 2007	March 31, 2007
Completed and substantially not released	$5,483	$4,109
In process	—	1,948
In development	—	57

	$5,483	$6,114

Image Entertainment, Inc.
Notes To Consolidated Financial Statements
(Unaudited)
Note 12. Revolving Credit Facility.
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
Borrowings bear interest at either the Prime rate plus up to 0.25% (7.25% at December 31, 2007) or, at our option, LIBOR plus up to 2.25% (7.29% at December 31, 2007), subject to minimum borrowing levels. The level of interest rate margin to Prime or LIBOR is dependent upon our future financial performance as measured by earnings before interest, taxes, depreciation and amortization (“EBITDA”), as defined in the agreement. The targets under the agreement exempt certain expenses, including costs incurred in our corporate sale process with BTP and our writedown of assets related to our distribution agreement with Source Entertainment.
The agreement with Wachovia is subject to early termination fees, based upon the initial maximum facility amount of $15 million, of 1% if terminated within the first year of the term and 0.75% if terminated thereafter through the end of the three-year term.
The agreement also imposes restrictions on such items as encumbrances and liens, payment of dividends, other indebtedness, stock repurchases and capital expenditures. Any outstanding borrowings are secured by our assets. We must also comply with minimum financial and operating covenants. The loan agreement provides that a Fixed Charge Coverage Ratio, as defined, will be tested if Excess Availability, as defined, falls below a certain level (which is $2 million for the fiscal year to date periods ending monthly from April 30, 2007 through November 30, 2007, and increases to $5 million for the fiscal year to date periods ending monthly from January 31, 2008 though March 31, 2008). The covenant minimums and excess availability levels are not stated in the loan agreement for fiscal 2009 and are to be negotiated.
We were tested for this covenant for the nine months ended December 31, 2007, regardless of the fact that our Excess Availability was greater than $2 million at December 31, 2007. We were not in compliance with the minimum Fixed Charge Coverage Ratio covenant of 0.8 to 1.0 for the nine months ended December 31, 2007. We requested and Wachovia provided a covenant violation waiver for the nine months ended December 31, 2007.
For the fiscal year ending March 31, 2008, the loan agreement provides that a Fixed Charge Coverage Ratio, as defined, will be tested if Excess Availability, as defined, falls below $5 million. Should our Excess Availability fall below $5 million, in management’s estimation, based upon the information currently available, we will not be in compliance with the minimum Fixed Charge Coverage Ratio covenant of 1.0 to 1.0, as defined, for the twelve months ending March 31, 2008. If we are not able to demonstrate compliance with this covenant as of March 31, 2008 by either: (i) agreeing with Wachovia to amend the covenant; (ii) obtaining from Wachovia a covenant violation waiver; or (iii) repaying the then-outstanding borrowings under the agreement, then we would be in default under the agreement. A default would result in, among other things, cross-default in other debt causing such debt to be immediately due and payable. While we believe that we will obtain a waiver of potential noncompliance or an amendment to the agreement, we can give no assurance that we will be successful in doing so.
Management believes that the Company will have $5 million or more in Excess Availability as of March 31, 2008, and will therefore not be subject to the Fixed Charge Coverage Ratio covenant at March 31, 2008. Additionally, management believes that it will work with Wachovia to set fiscal 2009 minimum covenant and availability levels which the Company expects it will achieve for the foreseeable future.
At December 31, 2007, we had $4,703,000 borrowed and had borrowing availability of $7.5 million under our revolving line of credit with Wachovia as compared to borrowings of $6,667,000 and borrowing availability of $8.3 million at our second quarter ended September 30, 2007.

Image Entertainment, Inc.
Notes To Consolidated Financial Statements
(Unaudited)
Note 13. Long-Term Debt.
Disc Replication Advance. Sonopress exclusively manufactures our DVDs and manufactures the majority of our CDs. On June 30, 2006, we received an interest-free $10 million advance against future DVD manufacturing from Sonopress, to be repaid at $0.20 per DVD manufactured, plus payment of a $0.04 administrative fee per DVD manufactured until the advance is repaid. Sonopress has a security interest in all of our assets in second position behind Wachovia. As the obligation is non-interest bearing, we initially imputed and recorded a debt discount of $1,945,000 to the $10 million face amount of the advance based upon our then-borrowing rate with our bank and recorded a deferred manufacturing credit, classified in other long-term liabilities. We are amortizing the debt discount, using the effective interest method, to interest expense. We are amortizing the deferred manufacturing credit as a reduction to the DVD disc purchase cost based upon actual discs manufactured by Sonopress. The $0.04 administrative fee per disc manufactured is being recorded as an additional inventory manufacturing cost. Amortization of the debt discount is a noncash interest expense and totaled $182,000 and $536,000 for the three and nine months ended December 31, 2007. Amortization of the deferred manufacturing credit totaled $157,000 and $500,000 for the three and nine months ended December 31, 2007 and is included as a component of cost of sales. At December 31, 2007, we have $7,476,000 remaining outstanding under the advance, exclusive of the debt discount.
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
Beginning in February 2009, Portside may require bi-annual payments, each in the amount of $4,000,000 principal plus interest, subject to Wachovia’s approval based upon our then-borrowing availability levels. Should the weighted-average trading price of our common stock be greater than $4.00 per share for the twenty trading days immediately prior to the due date for the first payment, then we could delay the first payment until August 2009.
Before August 30, 2008, we may force conversion of the note if the weighted-average trading price of our common stock is at least $6.38 per share (or 150% of the then-conversion price) for twenty trading days. Subsequent to August 30, 2008, we may force conversion of the note if the weighted-average trading price of our common stock is at least $7.65 per share (or 180% of the then-conversion price) for twenty trading days. In no event can we force Portside to acquire by conversion of the note more than 4.99% of the issued and outstanding shares of our common stock.
If we sell new securities for a price less than $4.25 (or such other conversion or exercise price then in effect), then the conversion price of the note and exercise price of the warrant will be reduced to a weighted-average amount pursuant to the formula contained in the note and warrant; provided, however, the exercise price of the warrant has a floor price of $3.67 until we receive any necessary stockholder approval as provided in the warrant. Portside has the right to participate in any future sale of securities until August 30, 2008. Portside also has a prohibition of issuing new debt that would be senior to Portside and have principal maturities within 90 days of the August 30, 2011 maturity of the Portside note or have an interest rate higher than the Portside rate of 7.875%.
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

Image Entertainment, Inc.
Notes To Consolidated Financial Statements
(Unaudited)
The instruments issued as part of this transaction contain several embedded derivatives which we have valued in accordance with SFAS No. 133, “Derivative Instruments and Hedging Activities.” The embedded derivatives include Portside’s right to require us to redeem the note in the event of a change of control, and our right to redeem the note in the event of a change of control to a private company. We determined that the net fair value of all of the derivatives was not material to our financial position. The original fair value of the warrant was $1,900,000, which was recorded as a discount on the $17 million note liability with an offsetting credit to warrant liability in accordance with SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” and FASB Staff Position 150-1, “Issuer’s Accounting for Freestanding Financial Instruments Composed of More Than One Option or Forward Contract Embodying Obligations under FASB Statement No. 150.” At December 31, 2007, a new Black-Scholes valuation of the long-term warrant liability resulted in a $603,000 reduction in the liability, recorded as a non-operating credit to other income for the three and nine months ended December 31, 2007. The accrued warrant liability is included as a component of other long-term liabilities in the consolidated balance sheet at December 31, 2007.
We revalue at least annually and when circumstances indicate the value would materially change. We re-address liability classification each quarterly reporting period.
Long-term debt at December 31, 2007 and March 31, 2007 consisted of the following:

(In thousands)	December 31, 2007	March 31, 2007
Subordinated senior convertible note, less debt discount of $1,144 - December 31, 2007; $1,570 - March 31, 2007	$15,856	$15,430
Subordinated manufacturing advance obligation, less debt discount of $875 - December 31, 2007; $1,411 - March 31, 2007	6,601	8,130

	22,457	23,560
Current portion of long-term debt, less debt discount of $544 - December 31, 2007; $588 - March 31, 2007	2,255	1,612

Long-term debt, less current portion and debt discount	$20,202	$21,948

Note 14. Dismissed Shareholder Claim.
On April 10, 2007, a purported class action shareholder complaint entitled Henzel v. Image Entertainment, Inc., et al. was filed against us and certain of our officers and members of our Board in the Superior Court of the State of California, County of Los Angeles. The named plaintiff proposed to represent a class of our stockholders and claimed, among other things, that in connection with the proposed business combination transaction with BTP, our directors breached their fiduciary duties of due care, good faith and loyalty by failing to maximize stockholder value and by creating deterrents to third-party offers. Among other things, the complaint sought class action status, and a court order enjoining the consummation of the merger and directing us to take appropriate steps to maximize stockholder value. On August 9, 2007, the complaint was dismissed without prejudice by the plaintiff. Under our directors’ and officers’ liability insurance policies, we were financially responsible for the legal fees incurred defending this lawsuit up to our $250,000 deductible, the entirety of which was recorded as a component of general and administrative expenses during for the nine months ended December 31, 2007.
Note 15. Adoption of FASB Interpretation No. 48.
Effective April 1, 2007, we adopted FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 requires that we recognize in our consolidated financial statements the impact of a tax position that is more likely than not to be sustained upon examination based on the technical merits of the position. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of each tax position taken or expected to be taken in a tax return. Under FIN 48, a company can recognize the benefit of an income tax position only if it is more likely than not (greater than 50%) that the tax position will be sustained upon tax examination, based solely on the technical merits of the tax position. Otherwise, no benefit can be recognized. The tax benefits recognized are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Additionally, companies are required to accrue interest and related penalties, if applicable, on all tax exposures for which reserves have been established consistent with jurisdictional tax laws.

Image Entertainment, Inc.
Notes To Consolidated Financial Statements
(Unaudited)
We do not believe that we have included any “uncertain tax positions” in our Federal income tax return or any of the state income tax returns we are currently filing. We have made an evaluation of the potential impact of additional state taxes being assessed by jurisdictions in which we do not currently consider ourselves liable. We do not anticipate that such additional taxes, if any, would result in a material change to our financial position. We anticipate that it is more likely than not that additional state tax liabilities of approximately $69,000 exist, including accrued interest. We recorded an increase to accumulated deficit and income taxes payable at June 30, 2007, to provide for the additional state tax liabilities and interest. In connection with the adoption of FIN 48, we will include interest and penalties related to uncertain tax positions as a component of our provision for taxes. At December 31, 2007, we have accrued taxes payable of $141,000, including accrued interest under FIN 48.
Note 16. Net Loss per Share Data.
Outstanding common stock options and warrants not included in the computation of diluted net loss per share totaled 3,262,000 for the three and nine months ended December 31, 2007, and 4,443,000 for the three and nine months ended December 31, 2006. They were excluded as their effect would be antidilutive.
Note 17. Segment Information.
In accordance with the requirements of SFAS No. 131, “Disclosures about Segments of an Enterprises and Related Information,” selected financial information regarding our reportable business segments, domestic and international, are presented below. Domestic wholesale distribution of home entertainment programming on DVD accounted for approximately 93% and 91% of our net revenue for the three and nine months ended December 31, 2007, and 88% and 90% of our net revenue for the three and nine months ended December 31, 2006. Management evaluates segment performance based primarily on net revenues, operating costs and expenses and earnings (loss) before income taxes. Interest income and expense is evaluated on a consolidated basis and not allocated to our business segments and has been included in the domestic segment below.

Image Entertainment, Inc.
Notes To Consolidated Financial Statements
(Unaudited)
For the Three Months Ended December 31, 2007:

	2007
			Inter-segment
(In thousands)	Domestic	International	Eliminations	Consolidated
Net revenues	$26,878	$465	$—	$27,343
Operating costs and expenses	28,678	412	—	29,090

Earnings (loss) from operations	(1,800)	53	—	(1,747)
Other expenses	298	—	—	298

Earnings (loss) before income taxes	$(2,098)	$53	$—	$(2,045)

For the Three Months Ended December 31, 2006:

	2006
			Inter-segment
(In thousands)	Domestic	International	Eliminations	Consolidated
Net revenues	$23,061	$1,299	$—	$24,360
Operating costs and expenses	25,809	1,079	—	26,888

Earnings (loss) from operations	(2,748)	220	—	(2,528)
Other expenses	928	—	—	928

Earnings (loss) before income taxes	$(3,676)	$220	$—	$(3,456)

For the Nine Months Ended December 31, 2007:

	2007
			Inter-segment
(In thousands)	Domestic	International	Eliminations	Consolidated
Net revenues	$68,334	$1,520	$—	$69,854
Operating costs and expenses	74,864	1,380	—	76,244

Earnings (loss) from operations	(6,530)	140	—	(6,390)
Other expenses	1,899	—	—	1,899

Earnings (loss) before income taxes	$(8,429)	$140	$—	$(8,289)

For the Nine Months Ended December 31, 2006:

	2006
			Inter-segment
(In thousands)	Domestic	International	Eliminations	Consolidated
Net revenues	$67,159	$2,390	$—	$69,549
Operating costs and expenses	75,288	2,134	—	77,422

Earnings (loss) from operations	(8,129)	256	—	(7,873)
Other expenses	1,688	—	—	1,688

Earnings (loss) before income taxes	$(9,817)	$256	$—	$(9,561)

	As of
(In thousands)	December 31, 2007	March 31, 2007
Total assets:
Domestic	$92,759	$89,900
International	802	796

Consolidated total assets	$93,561	$90,696

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
Introduction
Business Overview
We are a vertically-integrated independent home entertainment content supplier engaged in the acquisition, production and worldwide distribution of exclusive content for release on a variety of formats and platforms, including:

•	DVD

•	CD

•	HD-DVD

•	Blu-ray Disc®
•	Broadcast
•	Traditional

•	Cable

•	Satellite

•	Video-On-Demand (VOD)
•	Theatrical

•	Non-theatrical

We are primarily engaged in the domestic acquisition and wholesale distribution of content for release on DVD and digital platforms. We acquire and exploit, on DVD, digital, broadcast and other home entertainment formats, exclusive distribution rights to a diverse array of general and specialty content, including:

•	Feature Films

•	Comedy

•	Music concerts

•	Urban

•	Latin

•	Theatre

•	Country
•	Theatrical catalogue films

•	Independent films

•	Foreign and silent films

•	Youth culture/lifestyle

•	Television

•	Gospel

We also acquire exclusive rights to audio content for distribution on CD spread across a variety of genres and configurations, including:

•	Albums

•	Compilation CDs

•	TV and movie soundtracks

•	Stand-up comedy programs
•	Broadway original cast recordings

•	Audio recordings from our live concert event DVDs

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

Each month, we release an average of over 35 new exclusive DVD titles, including an average of five feature films beginning April 2008, 15-20 new exclusive digital video titles, and five new exclusive CD and digital audio titles.
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
Third Quarter Fiscal 2008 Highlights
•	Net revenues increased 12.2% to $27,343,000, from net revenues of $24,360,000 for the third quarter of fiscal 2007, primarily as a result of stronger sales of catalogue DVD content.

•	Gross profit margins were 19.4%, compared to 19.1% for the third quarter of fiscal 2007.

•	Selling expenses approximated 10.3% of net revenues, down from 12.2% of net revenues for the third quarter of fiscal 2007.

•	General and administrative expenses were down to $4,071,000, from $4,230,000 for the third quarter of fiscal 2007.
•	Fiscal 2008 includes $210,000 in third-party consultant expenses associated with our effort to be compliant with Sarbanes-Oxley Section 404 by our fiscal year ending March 31, 2008.

•	Fiscal 2008 includes $228,000 in expenses relating to the proposed acquisition of Image by BTP, and fiscal 2007 includes $236,000 in expenses relating to the strategic process of the Special Committee of our Board of Directors.
•	Restructuring expenses represent a net $170,000 charge relating to an agreement in principle to terminate our Las Vegas, Nevada distribution facility lease.

•	We recorded a $603,000 non-operating credit to other income in the accompanying statements of operations for the three and nine months ended December 31, 2007, reflecting the decrease in the fair value of our liability under the Portside warrant.

•	Our net loss was $2,052,000 ($.09 per diluted share), compared to a net loss of $3,456,000 ($.16 per diluted share) for the third quarter of fiscal 2007.

•	On November 1, 2007, we replaced our existing exclusive distribution agreement with The Criterion Collection with a new agreement which, among other things, extends the term of our exclusive relationship through July 31, 2013. See “New Exclusive Distribution Agreement with the Criterion Collection” below.

•	On December 18, 2007, Image and Entertainment One (“E1”), including its subsidiaries Seville Pictures and Paradox Entertainment, reached an exclusive agreement to renew and expand our existing output deal providing E1 with the Canadian rights to our upcoming product in the areas of theatrical, home entertainment, television and digital through 2012.

•	We requested and Wachovia provided a covenant violation waiver for the nine months ended December 31, 2007.

•	On February 5, 2008, we announced that our board of directors terminated the amended and restated merger agreement with BTP.

•	On February 5, 2008, our board of directors approved an amendment to its Rights Agreement, dated as of October 31, 2005 to, among other things, amend the definition of “acquiring person” in Section 1 of the Rights Agreement to decrease the threshold of percentage ownership of our common stock in the definition from 30% to 15%.

•	On February 11, 2008, we reached an agreement with CT1 to continue distribution of certain agreed-upon new THINKFilm-branded acquisitions and existing catalogue titles.

•	We reached an agreement in principle to terminate our Las Vegas, Nevada distribution facility operating lease on February 14, 2008, effective January 1, 2008. See ”Subsequent Event – Agreement in Principle to Terminate our Distribution Facility Operating Lease” below.
The highlights above are intended to identify some of our more significant events and transactions during the quarter ended December 31, 2007, and recent events which occurred after the quarter’s end. However, these highlights are not intended to be a full discussion of our results for the quarter.  These highlights should be read in conjunction with the following discussion of “Results of Operations” and “Liquidity and Capital Resources” and with our unaudited consolidated financial statements and notes thereto accompanying this Quarterly Report.
Recent Events
Termination of Definitive Agreement to Sell Image to BTP; Related Extensions; Output Distribution Agreement with BTP-Affiliate CT1 Holdings, LLC; and Related Disputes.
On March 29, 2007, we entered into an agreement and plan of merger with BTP Acquisition Company, LLC (“BTP”), an investor group led by film financier and producer David Bergstein, to sell Image. Under the terms of the agreement, our stockholders were to receive $4.40 per share in cash. The agreed-upon acquisition price represented a 27% premium to our closing share price of $3.46 on March 29, 2007, and a 35% premium to the 30-day average price ended March 29, 2007.
On June 27, 2007, we entered into an amended and restated agreement and plan of merger with BTP. Under the terms of the amended and restated merger agreement, our stockholders were to receive the same aggregate cash consideration as under the original merger agreement, plus they were to retain 6% of their shares in the surviving publicly-traded company. In connection with the execution of the amended and restated merger agreement, stockholders owning a total of approximately 38% of our outstanding shares of common stock signed support agreements with BTP and agreed to vote their shares in favor of the transaction. Our board of directors unanimously approved the amended and restated merger agreement, and recommended that our stockholders vote in favor of the transaction.
On September 19, 2007, we filed our definitive proxy statement for the merger with the Securities and Exchange Commission (“SEC”). On October 22, 2007, our stockholders adopted the amended and restated merger agreement and approved the securities issuance proposal, which provided BTP a right to receive warrants to purchase up to 8,500,000 shares of our common stock at an exercise price of either $1.00 or $4.25 per share and a right for BTP to elect to purchase up to an aggregate 21 million shares of our common stock and shares of our convertible preferred stock, less the number of shares of common stock issuable upon exercise of any warrants that may be issued to BTP pursuant to the amended and restated merger agreement. Any convertible preferred stock was to be a newly authorized class of preferred stock of Image. The transaction was expected to close by November 6, 2007.

On November 6, 2007, at the request of BTP, our board of directors agreed to extend the previously announced closing date for the acquisition to allow us to file our Form 10-Q quarterly report for the quarter ended September 30, 2007 prior to closing the merger. As a result, the parties agreed to close the acquisition no later than two business days after we filed our Form 10-Q with the SEC. All other terms of the amended and restated merger agreement remained unchanged and in full force and effect. We filed our Form 10-Q on November 13, 2007. As a result, the acquisition was due to close by November 15, 2007.
On November 15, 2007, at the request of BTP, our board of directors agreed to extend the previously announced closing date for the acquisition to permit BTP to finalize the financing documentation necessary to consummate the acquisition. Image and BTP agreed to close the acquisition no later than November 28, 2007. All other terms of the amended and restated merger agreement remained unchanged.
On November 28, 2007, at the request of BTP, our board of directors agreed to extend the previously announced closing date of the acquisition from November 28, 2007 to December 3, 2007, to provide BTP with additional time to finalize its financing for the acquisition. Additionally, we agreed that if BTP deposited in trust $2 million by the close of business on December 3, 2007, BTP would be permitted to extend the closing date to a mutually agreed upon date, which our board of directors determined would not extend beyond December 7, 2007. All other terms of the amended and restated merger agreement remained unchanged.
On December 7, 2007, at the request of BTP, the previously announced closing date for the acquisition was extended by our board of directors to January 14, 2008. In connection with the extension, BTP deposited the previously described $2 million deposit which would be held in a trust account and credited against the purchase price at closing. Also in consideration for extending the closing date of the merger, Image entered into a multi-year feature film output distribution agreement with CT1 Holdings, LLC (“CT1”), an affiliate of David Bergstein and the parent company of THINKFilm and Capitol Films. The distribution agreement covers various new film productions and certain existing film libraries controlled by CT1. All other terms of the amended and restated merger agreement remained unchanged.
On January 14, 2008, at the request of BTP, the closing date for the acquisition was extended by our board of directors from January 14, 2008 to February 1, 2008. In connection with the extension, BTP deposited an additional $1 million in a trust account. This deposit, combined with the $2 million deposited by BTP in December for the prior extension, increased the total deposit received from BTP and held in a trust account to $3 million. All other terms of the amended and restated merger agreement remained unchanged.
On January 24, 2008, we filed a complaint in the Los Angeles Superior Court against CT1, BTP, Capitol Films, and THINKFilm for breach of contract and declaratory relief seeking a judicial declaration that the distribution agreement was in full force and effect and damages in connection with a claim for breach of contract.
On January 25, 2008, we notified BTP of its breach of the amended and restated merger agreement, dated June 27, 2007, and also notified CT1 its breach of the output distribution agreement, dated December 7, 2007. The merger agreement provided that BTP would keep us informed of the status of the financing necessary for BTP to complete the merger. We had requested such information days prior to our breach notice to BTP, but BTP refused to provide such information. With the assistance of legal counsel, our board of directors evaluated all available options and remedies, including termination of the merger agreement and collection of the $4.2 million business interruption fee stipulated in the merger agreement.
On January 25, 2008, we filed an ex parte application for a temporary restraining order regarding CT1’s threatened termination of the distribution agreement and other alleged actions aimed at frustrating our performance under that agreement.

On January 25, 2008, our request for a temporary restraining order was denied, but the court issued an order to show cause and ordered CT1 and the other defendants to show cause why a injunction should not be granted. The court set a hearing date of February 28, 2008.
On January 25, 2008, CT1 formally gave notice to us of its purported termination of the distribution agreement.
On February 1, 2008, Image and BTP determined that it was in the parties’ best interests to extend the previously announced closing date of the acquisition to 2:00 p.m. PST on Tuesday February 5, 2008, to allow for further discussions regarding the status of the amended and restated merger agreement.
On February 5, 2008, we delivered a notice of termination of the amended and restated merger agreement to BTP and demanded the prompt payment of the $4.2 million business interruption fee required by the merger agreement. We also requested that R2D2, LLC (“R2D2”) and its wholly owned subsidiary CT1 Holdings, LLC (“CT1”) promptly pay us the $4.2 million business interruption fee pursuant to R2D2’s and CT1 Holdings’ guarantee of the $4.2 million fee. We also instructed that the $3.0 million currently deposited in trust be released to us and that BTP provide the remaining $1.2 million to us in cash. We also amended our shareholder rights plan. See Note 7. Subsequent Event – Amendment to Rights Agreement.
On February 6, 2008, we filed a demand for arbitration with claims for declaratory relief and breach of contract in connection with the distribution agreement. No hearing date has yet been set in connection with the arbitration proceeding filed by us, nor has an arbitrator been appointed.
On February 11, 2008, we commenced an action in the Court of Chancery of the State of Delaware seeking to compel the prompt payment of the $4.2 million business interruption fee by BTP as required by the amended and restated merger agreement, or by R2D2 and CT1 as required by the guarantee granted in favor of Image in connection with the amended and restated merger agreement. BTP has notified us that it believes we are in breach of the amended and restated merger agreement, thereby excusing BTP from closing the merger and paying the $4.2 million business interruption fee. We dispute BTP’s claims and intend to fully and aggressively protect the interests of our stockholders.
On February 11, 2008, we reached an agreement with CT1 to continue distribution of certain agreed-upon new THINKFilm-branded acquisitions and existing catalogue titles while the dispute with respect to the distribution agreement is being arbitrated.
For more information on this transaction and related disputes, please refer to our Current Reports on Form 8-K filed with the SEC on April 2, July 2, August 10, October 24, November 7, 16, and 30, December 12, 2007, January 15, 25, 28 and 31, and February 1, 4, 6, 7 and 12, 2008. For more information on the risks related to these disputes, please refer to “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2007 filed with the SEC on June 29, 2007, our Form 10-Q for the quarterly period ended September 30, 2007 filed with the SEC on November 13, 2007 and our merger proxy statement on Form DEFM14A filed with the SEC on September 19, 2007, and “Item 1A. Risk Factors” in this Form 10-Q among other sections.
Dismissed Shareholder Complaint
On April 10, 2007, a purported class action shareholder complaint entitled Henzel v. Image Entertainment, Inc., et al. was filed against us and certain of our officers and members of our Board in the Superior Court of the State of California, County of Los Angeles. On August 9, 2007, the complaint was dismissed without prejudice by the plaintiff. Under our directors’ and officers’ liability insurance policies, we were financially responsible for legal fees incurred in defending this lawsuit up to our $250,000 deductible, the entirety of which has been included in general and administrative expenses for the nine months ended December 31, 2007.

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
To that end, in January 2008 we hired home entertainment veteran Bill Bromiley (to head our worldwide content acquisitions department) and in September 2007, we hired three film industry veterans, Steven DeMille (marketing), Steve Saltman (broadcast) and J. Beck (acquisitions).  Collectively, these executives provide us with years of knowledge, experience and expertise, encompassing the most important distribution aspects of the feature film business.
Bill Bromiley is charged with directing our worldwide content acquisition efforts. Bromiley oversaw the entire home entertainment division for First Look Studios, as the President of First Look Home Entertainment. Bromiley joined First Look Studios in June 2000 to spearhead the company’s launch into the home entertainment marketplace. Under his direction, revenues grew to approximately $100 million. Bromiley possesses more than 20 years of experience in the entertainment industry, and has been responsible for the distribution of over 500 feature films into the domestic marketplace. He began his career at ABC Television in 1985 as an assistant on various sitcoms, game shows, and award shows, including the Academy and Emmy Awards.
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
Steve Saltman serves as Senior Vice President, Television Sales and is charged with managing our North American broadcast sales efforts which include traditional TV, cable, satellite, PPV and VOD formats. Saltman will also be involved with our international broadcast efforts. Saltman has over 25 years of experience in entertainment and management, having held executive positions in sales, acquisitions, program development and talent management. Most recently, Saltman served as Vice President, Network and New Media for First Look Studios, responsible for film sales and licensing of all aspects of television, VOD, non-theatrical and new media/digital. Prior to First Look, Saltman worked in the same capacity for DEJ Productions where he served as Vice President, Worldwide Television and New Media.
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
Brett Dismuke serves as Vice President of Urban Programming and is described further below. See “Launch of One Village Entertainment” below.
Acquisition of Feature Film Exclusive Distribution Rights from BTP Affiliates
We have acquired from Capitol Films, a BTP affiliate, the exclusive U.S. home video, broadcast and digital distribution rights for three feature films, and from The Last Word LLC, a BTP production company affiliate, the exclusive U.S. home video and digital distribution rights for one feature film. We have also received the rights to distribute two additional titles under an Output Distribution Agreement with CT1 Holdings, LLC, a BTP affiliate. We have a total advance commitment for all six films of $3.9 million, of which $2.9 million has been paid through December 31, 2007

We have acquired the titles under exclusive distribution agreements, and they are described as follows:
Films under Separate Exclusive Distribution Agreements
•	Before the Devil Knows You’re Dead – A crime thriller directed by Sidney Lumet and starring Philip Seymour Hoffman, Ethan Hawke, Albert Finney and Marisa Tomei.
•	Lions Gate Arbitration Claim on Before the Devil Knows You’re Dead – We have been named along with David Bergstein, Capitol Films and THINKFilm in an arbitration proceeding, alleging that this film is part of a multi-picture output distribution agreement between Lions Gate and THINKFilm. If Lions Gate prevails, Lions Gate would share the DVD distribution rights with Image, whereby Lions Gate would have the exclusive distribution rights to certain retail sell-through accounts. We are currently reviewing the claim and will respond accordingly.
•	My Sexiest Year – A comedy directed by Howard Himelstein and starring Frankie Muniz and Harvey Keitel.

•	The Last Word – A comedy directed by Geoffrey Haley and starring Winona Ryder, Wes Bentley and Ray Romano.

•	Five Dollars a Day – A comedy directed by Nigel Cole and starring Christopher Walken and Dean Cain.
Films under the CT1 Output Distribution Agreement
•	The Air I Breathe – A drama directed by Jieho Lee and starring Sarah Michelle Gellar, Kevin Bacon, Brendan Fraser, Forest Whitaker, Andy Garcia, Emile Hirsch and Julie Delpy. (Advance paid: $1 million.)

•	In the Shadow of the Moon – A documentary presented by Ron Howard and directed by David Sington, starring the surviving crew members from NASA’s Apollo missions, including Buzz Aldrin, Alan Bean and Michael Collins, who tell their stories in their own words. The film includes archive footage of Neil Armstrong. Motion picture studio Lions Gate shares the distribution rights for this film under a distribution agreement with THINKFilm for exclusive distribution to certain retail sell-through accounts. (No advance paid.)
The exclusive distribution agreements were negotiated at arm’s length and we deem the financial commitments to be at market rates and comparable to other financial commitments that we have made previously to acquire the exclusive distribution rights for other entertainment content. All amounts paid are recorded as a component of royalty and distribution fee advances in the accompanying balance sheet at December 31, 2007 and have not been reserved as a result of the dispute with the content provider.
On February 11, 2008, we reached an agreement with CT1 to continue distribution of certain agreed-upon new THINKFilm-branded acquisitions and existing catalogue titles while the dispute with respect to the distribution agreement is being arbitrated. The agreement reaffirms that the above listed titles under separate exclusive distribution agreements are not negatively impacted by the disputes over the CT1 Output Distribution Agreement.
For the three and nine months ended December 31, 2007, consulting fees accrued or paid to Capitol Films totaled $99,000 and $210,000, respectively. The consulting services agreement with Capitol Films ended December 31, 2007.

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
In September 2007, we entered into an exclusive distribution agreement with Odd Lot Entertainment to acquire U.S. theatrical, home video and non-broadcast digital rights to two of their feature films:
•	Suburban Girl, a romantic comedy starring Sarah Michelle Gellar and Alec Baldwin, scheduled for release in our fourth quarter ending March 31, 2008.

•	Undead or Alive, a comedy starring Chris Kattan and James Denton, released in the December 31, 2007 quarter.
In April 2007, we entered into an agreement with Recorded Picture Company’s sales agent, U.K.-based HanWay Films Limited (“HanWay”) to acquire the U.S. home video, digital and broadcast rights to:
•	The Last Emperor, directed by Bernardo Bertolucci. The Last Emperor won each of the nine Academy Awards for which it was nominated: Best Picture, Best Art Direction-Set Decoration, Best Cinematography, Best Costume Design, Best Director, Best Film Editing, Best Music-Original Score, Best Sound and Best Adapted Screenplay. The Last Emperor premiered theatrically on December 18, 1987, thus celebrating its 20th Anniversary at the end of last year.

•	Merry Christmas Mr. Lawrence, a 1983 war drama directed by Nicolas Roeg, starring David Bowie.

•	The Hit, a 1984 comedy directed by Stephen Frears, starring John Hurt, Terrence Stamp and Tim Roth.

•	Insignificance, a 1985 comedy directed by Nicolas Roeg, starring Theresa Russell, Tony Curtis and Gary Busey.
We will release movie-only versions the HanWay titles while Criterion, whose programming we also exclusively distribute, is expected to release definitive special editions of the films as part of the renowned Criterion Collection. Criterion and HanWay are expected to work together to create new high-definition masters assuring film aficionados the highest quality possible. We intend to announce broadcast availability, home video and digital distribution plans later in the year.
Launch of One Village Entertainment
In September 2007, we launched our newly formed urban division named One Village Entertainment. One Village Entertainment provides independent filmmakers with a home for their urban programming, from which it can then be distributed across multiple platforms including theatrical, broadcast, DVD and digital streaming and downloading.
In conjunction with the launch of One Village, we announced the signing of a multi–picture production and worldwide distribution agreement for documentaries and narrative feature films with Rugged Entertainment, a production entity formed by Academy Award® nominated director Peter Spirer, director of our recent release Notorious BIG: Bigger Than Life. Additionally, through our distribution agreement with QD3 Entertainment, Spirer directed Thug Angel: Life of Tupac Shakur, and the Beef I/II/III trilogy of films.
The first documentary to be produced under the agreement should be ready for release in mid-2008. The agreement also calls for projects acquired by Rugged Entertainment to be distributed exclusively through Image. We have also acquired several films to be released under the One Village label. These films include:
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
Renewal of Canadian Distribution Agreement through December 2012
On December 18, 2007, Image and Entertainment One (“E1”), including its subsidiaries Seville Pictures and Paradox Entertainment, reached an exclusive agreement to renew and expand their existing output deal providing E1 the Canadian rights to our upcoming product in the areas of theatrical, home entertainment, television and digital through 2012.  The long-term agreement also provides E1 with the Canadian rights to the majority of our 3,000 title library for which we control Canadian rights, totaling more than 6,000 hours of film and television programs. E1 subsidiary Seville Pictures will handle theatrical, television and digital distribution in Canada, while Paradox will continue to handle home video distribution. In connection with the signing of the agreement, we received a $1.5 million advance from Paradox which is recoupable by them through future purchases from us. The advance is recorded as a component of deferred revenue in the accompanying balance sheet as of December 31, 2007. In accordance with the agreement, we are to receive an additional, final $1.5 million purchase advance on or about the one year anniversary of the agreement.
The renewal and expansion of the deal builds on the strengths of both companies and the success of our relationship thus far.  The addition of theatrical, television and digital rights to the existing home entertainment agreement is a natural fit given our recent direction into acquiring films for all-right distribution.
Under the new agreement, Seville will launch the first of our newly acquired features including director Stuart Gordon’s Toronto festival favorite Stuck starring Mena Suvari and Stephen Rea and Re-Cycle, the new film from the Pang brothers.  Other titles on the upcoming slate include My Name is Bruce, starring Bruce Campbell and a newly digitally remastered version of The Last Emperor.  Our titles handled by Paradox under the previous agreement include Megadeth, Shark Week, John Pinette: I’m Starvin’, Steven Wright: When the Leaves Blow, Mythbusters Collection, and box office successes such as the recent re-mastered version of Caligula: Imperial Edition and Bruce Beresford’s classic Breaker Morant.  Also included is the Criterion Collection, who are dedicated to gathering the greatest films from around the world and publishing them in editions that offer the highest technical quality and award-winning, original supplements.
In addition to the filmed entertainment component, the agreement encompasses our new music releases and proven music catalogue containing approximately 250 titles.
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

The terms of this new exclusive distribution agreement call for a nonrecoupable distribution fee of approximately $3.4 million, covering the entire term of the agreement, of which approximately $877,000 has been previously paid and $2.5 million is being paid in 22 equal quarterly installments of approximately $112,000 beginning January 1, 2008, plus a single payment of approximately $37,000 in July 2013. We have capitalized and accrued for the unpaid portion of the $3.4 million distribution fee as a component of royalty and distribution fee advances and accrued royalty and distribution fees, respectively, at December 31, 2007, and are amortizing the full $3.4 million fee over the 67-month term to Cost of Sales in accordance with the American Institute of Certified Public Accountants Statement of Position No. 00-2, “Accounting by Producers or Distributors of Film.”
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
Sonopress Fulfillment Services Agreement and Closure of Las Vegas Facility
On March 29, 2007, we entered into an agreement with our exclusive DVD manufacturer Sonopress LLC (“Sonopress”), which provided for Sonopress to also serve as our exclusive provider of warehousing and distribution services.  During our second quarter ended September 30, 2007, we successfully integrated Sonopress’ logistics and warehouse management systems with our order management and inventory control software, as well as successfully transitioned all of our warehousing and distribution services to the Sonopress facility in Pleasant Prairie, Wisconsin.
One-time termination benefits have been provided to employees who were involuntarily terminated under the terms of this restructuring. These employees were required to render service until a specific date in order to receive the termination benefits. In accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” the liability for the termination benefits of $381,000 was measured initially on the April 20, 2007 communication date to our employees based on the fair value of the liability as of the termination date. The resulting liability was recognized ratably over the service period. Amortization of one-time termination benefits totaled none and $364,000 for the three and nine months ended December 31, 2007, and is classified as a component of restructuring expenses in the accompanying consolidated statements of operations.
Our decision to engage Sonopress to take over our warehousing and distribution operations, and accordingly close our Las Vegas distribution facility, ultimately resulted in much of our warehouse and distribution equipment being abandoned before the end of its previously estimated useful life. We used our warehouse assets to store and distribute our products until the transfer of inventories to Sonopress was completed on July 31, 2007. In accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” depreciation and amortization estimates were revised to reflect the use of the assets over their shortened useful lives. We classified the accelerated depreciation expense associated with the abandoned assets, totaling none and $400,000 for the three and nine months ended December 31, 2007, as a component of general and administrative expenses in the accompanying consolidated statements of operations.
Subsequent Event – Agreement in Principle to Terminate our Distribution Facility Operating Lease
We reached an agreement in principle to terminate our Las Vegas, Nevada distribution facility lease agreement on February 14, 2008, effective January 1, 2008. As a result of the lease termination, we will not be financially responsible for the entirety of the remaining aggregate lease payments over the remaining term of the lease totaling approximately $2.7 million through November 4, 2012, plus related expenses.

In connection with the lease termination, we agreed to pay Spencer Street Investors, LLC, a Delaware limited liability company (“Landlord”), a termination fee equal to $275,000, payable upon execution. Also in connection with the lease, we will pay a brokerage fee of approximately $140,000. For the three and nine months ended December 31, 2007, we have recorded a net charge of $170,000 as a component of restructuring expenses as a result of this lease termination. The charge includes legal fees and is net of deferred rent previously recorded as well as a $78,000 liability recorded at September 30, 2007, in accordance with SFAS No. 146, representing the then fair value of the net remaining lease payments.
Liquidity and Capital Resources
Sources and Uses of Cash for the Nine Months Ended December 31, 2007
Our working capital has historically been generated from the following sources:
•	operating cash flows

•	availability under our revolving line of credit

•	private placement of debt and equity instruments

•	advances from our disc manufacturer and exclusive content subdistributors
We used cash of $3,747,000 in operations through December 31, 2007. Our pretax loss from operations was $8,289,000 for the nine months ended December 31, 2007.
The more significant sources of working capital for the nine months ended December 31, 2007 included:
•	Borrowings under our revolving bank line of credit of approximately $4.7 million.

•	Receipt of a $1.5 million advance on future purchases from Paradox. See “Renewal of Canadian Distribution Agreement through December 2012” above.

•	Proceeds from the exercise of employee stock options totaling $512,000.

•	Seasonal increase in accounts payable and accrued expenses of approximately $1.8 million.
The more significant uses of working capital for the nine months ended December 31, 2007 included:
•	Increased advances for content acquisition as a result of approximately $3 million in advances paid to BTP affiliates Capitol Films and CT1 in connection with the exclusive distribution rights for six films. See “Acquisition of Feature Film Exclusive Distribution Rights from BTP Affiliates” above.

•	Payments of $2.1 million to reduce our manufacturing advance liability to Sonopress.

•	Increased inventory purchases in anticipation of increased seasonal retail customer purchases of $3.1 million.
We believe that projected cash flows from operations, borrowing availability under our revolving line of credit, cash on hand, and trade credit will provide the necessary capital to meet our projected cash requirements for at least the next 12 months. See “Revolving Credit Facility” below.
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
Commitments from Acquisition of Exclusive Distribution Rights from BTP Affiliates.
See “Acquisition of Feature Film Exclusive Distribution Rights from BTP Affiliates” above.

Commitments under New Exclusive Distribution Agreement with the Criterion Collection.
See “New Exclusive Distribution Agreement with the Criterion Collection” above.

Sony BMG Recoupment of Royalty Advance for International Sublicense Rights. We received a $3 million initial royalty advance under the Sony BMG license agreement in March 2003, fully recoupable from revenues generated by Sony BMG against quarterly royalties due to us under the agreement. At December 31, 2007, we have fully recouped the last $3 million advance. In January 2008, we extended the term of our agreement through March 31, 2008. We currently expect to negotiate a longer-term extension prior to March 31, 2008.
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
Borrowings bear interest at either the Prime rate plus up to 0.25% (7.25% at December 31, 2007) or, at our option, LIBOR plus up to 2.25% (7.29% at December 31, 2007), subject to minimum borrowing levels. The level of interest rate margin to Prime or LIBOR is dependent upon our future financial performance as measured by earnings before interest, taxes, depreciation and amortization (“EBITDA”), as defined in the agreement. The targets under the agreement exempt certain expenses, including costs incurred in our corporate sale process with BTP and our writedown of assets related to our distribution agreement with Source Entertainment.
The agreement with Wachovia is subject to early termination fees, based upon the initial maximum facility amount of $15 million, of 1% if terminated within the first year of the term and 0.75% if terminated thereafter through the end of the three-year term.
The agreement also imposes restrictions on such items as encumbrances and liens, payment of dividends, other indebtedness, stock repurchases and capital expenditures. Any outstanding borrowings are secured by our assets. We must also comply with minimum financial and operating covenants. The loan agreement provides that a Fixed Charge Coverage Ratio, as defined, will be tested if Excess Availability, as defined, falls below a certain level (which is $2 million for the fiscal year to date periods ending monthly from April 30, 2007 through November 30, 2007, and increases to $5 million for the fiscal year to date periods ending monthly from January 31, 2008 though March 31, 2008). The covenant minimums and excess availability levels are not stated in the loan agreement for fiscal 2009 and are to be negotiated.
We were tested for this covenant for the nine months ended December 31, 2007, regardless of the fact that our Excess Availability was greater than $2 million at December 31, 2007. We were not in compliance with the minimum Fixed Charge Coverage Ratio covenant of 0.8 to 1.0 for the nine months ended December 31, 2007. We requested and Wachovia provided a covenant violation waiver for the nine months ended December 31, 2007. Although we had excess availability of $7.5 million, the agreement calls for the Fixed Charge Coverage Ratio test for the nine months ended December 31, 2007 regardless of excess availability levels. If the conditions that will apply to the 12 months ended March 31, 2008 were the same as the conditions for the nine months ended December 31, 2007 above, we would not have been tested for the coverage ratio and therefore would have been in compliance.
For the fiscal year ending March 31, 2008, the loan agreement provides that a Fixed Charge Coverage Ratio, as defined, will be tested if Excess Availability, as defined, falls below $5 million. Should our Excess Availability fall below $5 million, in management’s estimation, based upon the information currently available, we will not be in compliance with the minimum Fixed Charge Coverage Ratio covenant of 1.0 to 1.0, as defined, for the twelve months ending March 31, 2008. If we are not able to demonstrate compliance with this covenant as of March 31, 2008 by either: (i) agreeing with Wachovia to amend the covenant; (ii) obtaining from Wachovia a covenant violation waiver; or (iii) repaying the then-outstanding borrowings under the agreement, then we would be in default under the agreement. A default would result in, among other things, cross-default in other debt causing such debt to be immediately due and payable.  While we believe that we will be successful in obtaining a waiver of noncompliance or an amendment to the agreement, we can give no assurance that we will be successful in doing so.
Management believes that the Company will have $5 million or more in Excess Availability as of March 31, 2008, and will therefore not be subject to the Fixed Charge Coverage Ratio covenant at March 31, 2008. Additionally, management believes that it will work with Wachovia to set fiscal 2009 minimum covenant and availability levels which the Company expects it will achieve for the foreseeable future.

At December 31, 2007, we had $4,703,000 borrowed and had borrowing availability of $7.5 million under our revolving line of credit with Wachovia as compared to borrowings of $6,667,000 and borrowing availability of $8.3 million at our second quarter ended September 30, 2007.
Long-Term Debt
Long-term debt at December 31, 2007 and March 31, 2007 consisted of the following:

(In thousands)	December 31, 2007	March 31, 2007
Subordinated senior convertible note, less debt discount of $1,144 – December 31, 2007; $1,570 – March 31, 2007	$15,856	$15,430
Subordinated manufacturing advance obligation, less debt discount of $875 – December 31, 2007; $1,411 – March 31, 2007	6,601	8,130

	22,457	23,560
Current portion of long-term debt, less debt discount of $544 – December 31, 2007; $588 – March 31, 2007	2,255	1,612

Long-term debt, less current portion and debt discount	$20,202	$21,948

Contractual Obligations and Commercial Commitments
The following table summarizes our contractual obligations at December 31, 2007, and the effects such obligations are expected to have on liquidity and cash flow in future periods:

	Payments due by fiscal period
(in thousands)	Total	Remainder of 2008	2009	2010	2011	2012	Thereafter
Contractual obligations:
Operating lease obligations	$7,028	$248	$1,014	$1,041	$1,068	$1,095	$2,562
Capital lease obligations	221	18	75	83	45	—	—
Long-term debt obligations	24,477	700	6,800	10,600	4,336	2,041	—
Interest-convertible debt obligations	2,704	335	1,312	814	210	33	—
Licensing and exclusive distribution agreements	5,958	2,585	3,373	—	—	—	—
Employment obligations	1,963	593	1,370	—	—	—	—

Total	$42,351	$4,479	$13,944	$12,538	$5,659	$3,169	$2,562

Advances and guarantees included in the table above, under “Licensing and exclusive distribution agreements,” are prepaid and thus recoupable against future royalties, distribution fees and profit participations earned by our exclusive program suppliers in connection with revenues generated by those rights. As we have historically, we expect to fund these commitments through recoupment of existing advances, existing bank line of credit, and other working capital. See “Subsequent Event – Agreement in Principle to Terminate our Distribution Facility Operating Lease” above.
Off-Balance Sheet Arrangements
We currently do not have any off-balance sheet arrangements.
Results of Operations
Our consolidated financial information for the three and nine months ended December 31, 2007 should be read in conjunction with our consolidated financial statements and the notes thereto and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our most recent Annual Report on Form 10-K.

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
Revenues
The following table presents consolidated net revenues by reportable business segment for the three and nine months ended December 31, 2007 and 2006, respectively:

	Three Months Ended December 31,			Nine Months Ended December 31,
	2007	2006	% Change	2007	2006	% Change
	(in thousands)			(in thousands)
Net revenues
Domestic	$26,878	$23,061	16.6%	$68,334	$67,159	17.5%
International	465	1,299	(64.2)	1,520	2,390	(36.4)

Consolidated	$27,343	$24,360	12.2%	$69,854	$69,549	0.4%

Domestic Revenues
During the three months ended December 31, 2007, we saw higher domestic revenues driven by continued strong catalogue sales performance of our two releases from comedian Jeff Dunham: Arguing with Myself and Spark of Insanity as well as The Twilight Zone: Complete Definitive Collection. During the nine months ended December 31, 2007, net revenues, exclusive of the increase in revenues from digital distribution, were comparable to that for the nine months ended December 31, 2006.
Revenues generated by digital distribution, though our wholly-owned subsidiary Egami, increased 54% to $519,000 for the December 2007 quarter, from $337,000 for the December 2006 quarter, and increased over 100% to $1,613,000 for the nine months ended December 31, 2007, from $802,000 for the nine months ended December 31, 2006, reflecting our participation in the dynamic growth of the digital distribution marketplace. Audio segment growth was driven by continued consumer adoption of downloading, especially of single tracks. Video segment growth is most directly attributed to video on demand rental retailer launches during the period. Electronic sell through growth for video was slower, but still encouraging.
Our strongest new releases for the December 2007 quarter as compared to the December 2006 quarter were:
December 2007 Quarter
DVDs
Deadliest Catch: Season 2 (Discovery)
Berlin Alexanderplatz (Criterion)
Undead or Alive (feature)
Caligula: Imperial Edition
Mythbusters:Collection 2 (Discovery)
Days of Heaven (Criterion)
Two-Lane Blacktop (Criterion)
Breathless (Criterion)
December 2006 Quarter
DVDs
The Twilight Zone: Complete Definitive Collection
Essential Art House: 50 Years of Janus Films Box
Elvis Presley: Ed Sullivan Shows
Wanda Sykes: Sick and Tired
BBC Production of The Chronicles of Narnia: Prince Caspian (remastered)
Double Life of Veronique (Criterion)
Cream: Their Fully Authorized Story
International Revenue
Our internationally generated revenues for the three and nine months ended December 31, 2007 were down from the prior year periods as a result of fewer new releases and lower catalogue sales.

Gross Margins
The following table presents consolidated cost of sales by reportable business segment and as a percentage of related segment net revenues for the three and nine months ended December 31, 2007 and 2006, respectively:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2007	2006	2007	2006
	(in thousands)		(in thousands)
Cost of sales:
Domestic	$21,719	$18,761	$54,674	$55,035
International	314	937	1,021	1,711

Consolidated	$22,033	$19,698	$55,695	$56,746

			% Change			% Change
As a percentage of segment net revenues:
Domestic	80.8%	81.4%	(0.6)%	80.0%	81.9%	(1.9)%
International	67.5	72.1	(4.6)	67.2	71.6	(4.4)

Consolidated	80.6%	80.9%	(0.3)%	79.7%	81.6%	(1.9)%

Our consolidated cost of sales for the quarter ended December 31, 2007 was $22,033,000, or 80.6% of net revenues, compared to $19,698,000, or 80.9% of net revenues, for the same quarter last year. Accordingly, our consolidated gross margins for the December 2007 quarter were $5,310,000, or 19.4% of net revenues, compared to 19.1% for the December 2006 quarter. Our consolidated cost of sales for the nine months ended December 31, 2007 was $55,695,000, or 79.7% of net revenues, compared to $56,746,000, or 81.6% of net revenues, for the same period last year. Accordingly, our consolidated gross margins for the nine months ended December 31, 2007 were $14,159,000, or 20.3% of net revenues, compared to 18.4% for the same period last year.
Domestic Gross Margin
Gross margins for our domestic segment, as a percentage of segment net revenues, were 19.2% and 20.0% for the three and nine months ended December 31, 2007, respectively, compared to 18.6% and 18.1% for the three and nine months ended December 31, 2006, respectively.
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
Some specific factors contributing to the increase in segment gross profit margins for the three and nine months ended December 2007 as compared to the December 2006 were:
•	The sales mix of titles sold during the December 2007 quarter was comparable in terms of gross margins than sold during the three months ended December 31, 2006; however, the sales mix was more favorable for the nine months ended December 31, 2007. We recognized a higher gross margin from a revenue share arrangement with one of our content suppliers whereby our exclusive content was purchased by a third-party for its own promotional program and we had a larger share of revenue generated by higher-margin exclusively licensed programming compared to lower-margin exclusively distributed programming.

•	We incurred lower market development funds, as a percentage of net revenues, for product sold to our customers during the quarter in a continued effort to control costs in this area. For the three and nine months ended December 31, 2007 our market development funds were lower by 0.6% and 1.6%, respectively, over the three and nine months ended December 31, 2006, respectively.

•	As a result of the continued maturation of the DVD marketplace, we reduced the fair value of our inventory by $328,000 and $1,678,000 for the three and nine months ended December 31, 2007, as compared to $558,000 and $1,415,000 for the three and six months ended December 31, 2006.

•	Additionally, we increased our writedowns of royalty and distribution fee advances to their fair value for the three and nine months ended December 31, 2007 over that for the three and nine months ended December 31, 2006.
Reduced expenses from the closure of our Las Vegas warehouse and distribution facility and reduced expenses afforded to us from the agreement with Sonopress for replicating, warehousing and fulfilling our retail orders has positively impacted our gross profit margins. Warehousing, shipping, freight and fulfillment expenses were 5.3% and 7.5% of domestic retail revenues for the three and nine months ended December 31, 2007, lower than 10.6% and 10.0% for the three and nine months ended December 31, 2006.
International Gross Margin
Gross margins for the international segment, as a percentage of segment net revenues, were 32.5% and 32.8% for the three and nine months ended December 31, 2007, respectively, compared to 27.9% and 28.4% for the three and nine months ended December 31, 2006.
Selling Expenses
The following table presents consolidated selling expenses by reportable business segment and as a percentage of related segment net revenues for the three and nine months ended December 31, 2007 and 2006, respectively:

	Three Months Ended December 31,			Nine Months Ended December 31,
	2007	2006	% Change	2007	2006	% Change
	(in thousands)			(in thousands)
Selling expenses:
Domestic	$2,793	$2,959	(5.6)%	$6,976	$7,958	(12.3)%
International	23	1	NM	61	45	35.6

Consolidated	$2,816	$2,960	(4.9)%	$7,037	$8,003	(12.1)%

As a percentage of segment net revenues:
Domestic	10.4%	12.8%	(2.4)%	10.2%	11.8%	(1.6)%
International	4.9	0.0	4.9	4.0	1.9	2.1

Consolidated	10.3%	12.2%	(1.9)%	10.1%	11.5%	(1.4)%

* NM means not meaningful.
Domestic Selling Expenses
The decrease in domestic selling expense for the three and nine months ended December 31, 2007 was primarily due to reduced personnel costs of $210,000 and $647,000, respectively, as compared to the three and nine months ended December 31, 2006 and reduced advertising and promotion expenses of $201,000 for the nine months ended December 31, 2007, as compared to the nine months ended December 31, 2006.
General and Administrative Expenses
The following table presents consolidated general and administrative expenses by reportable business segment and as a percentage of related segment net revenues for the three and nine months ended December 31, 2007 and 2006, respectively:

	Three Months Ended December 31,			Nine Months Ended December 31,
	2007	2006	% Change	2007	2006	% Change
	(in thousands)			(in thousands)
General and administrative expenses:
Domestic	$3,996	$4,089	(2.3)%	$12,602	$12,295	2.5%
International	75	141	(46.8)	298	378	(21.2)

Consolidated	$4,071	$4,230	(3.8)%	$12,900	$12,673	1.8%

As a percentage of segment net revenues:
Domestic	14.9%	17.7%	(2.8)%	18.4%	18.3%	0.1%
International	16.1	10.9	5.2	19.6	15.8	3.8

Consolidated	14.9%	17.4%	(2.5)%	18.5%	18.2%	0.3%

Domestic General and Administrative Expenses
Overall domestic general and administrative expenses decreased for the December 31, 2007 quarter. The fluctuation in domestic general and administrative expenses for the three months ended December 31, 2007 as compared to the three months ended December 31, 2006 is described as follows:
Increases to domestic general and administrative expenses for the December 2007 quarter are as follows:
•	BTP proposed merger related transaction expenses of $228,000, which consists of legal, investment banking and other related expenses.

•	Third-party consulting costs of $210,000 in an effort to be compliant with the requirements of Sarbanes-Oxley Section 404 by fiscal year ending March 31, 2008.

•	Increased third-party accounting expenses of $116,000.

•	Increased third-party technical consulting costs of $108,000 relating to continuing development of our information technology infrastructure system.
Offsetting the noted increases to domestic general and administrative expenses for the December 2007 quarter were:
•	Reduced other investment banking expenses of $158,000.

•	Reduced public and investor relations professional services fees of $62,000.
For the nine months ended December 31, 2007, domestic general and administrative expenses increases are as follows:
•	BTP transaction-related expenses of $1,174,000, which consists of legal, investment banking and other related expenses.

•	$400,000 associated with the closure of our Las Vegas, Nevada distribution facility, which consisted of accelerated depreciation and amortization.

•	$250,000 in dismissed stockholder claim related expenses.

•	An accrual of $100,000 for a potential severance payout associated with an employee termination.
Partially offsetting the noted increases to domestic general and administrative expenses for the nine months ended December 31, 2007 were:
•	Reduced bad debt expense of $394,000.

•	Reduced temporary labor expenses of $383,000.

•	Reduced personnel expenses of $55,000, as a result of lower headcount in our domestic operations.
We expect higher than normal legal and professional expenses through the three months ending March 31, 2008 as a result of the termination of the BTP merger and disputes associated with the CT1 output distribution agreement.
Restructuring Expenses
For the three months ended December 31, 2007, we accrued $170,000 in distribution facility lease termination expenses. For the nine months ended December 31, 2007, we incurred a total of $612,000 of restructuring charges comprising $248,000 and $364,000 in distribution facility lease termination expenses and involuntary employee termination expenses, respectively.

Interest Expense
The following table presents interest expense for the three and nine months ended December 31, 2007 and 2006, respectively:

	Three Months Ended December 31,			Nine Months Ended December 31,
	2007	2006	% Change	2007	2006	% Change
	(in thousands)			(in thousands)
Noncash amortization of debt discount	$323	$324	(0.3)%	$961	$554	73.5%
Noncash amortization of deferred financing costs	97	235	(58.7)	296	287	3.1
Cash interest expense, net of interest income	481	369	30.4	1,245	847	47.0

Interest expense, net of interest income	$901	$928	(2.9)%	$2,502	$1,688	48.2%

As a percentage of net revenues	3.3%	3.8%	(0.5)%	3.6%	2.4%	1.2%
Interest expense for the three months ended December 31, 2007 was comparable to the three months ended December 31, 2006. However, for the nine months ended December 31, 2007, interest expense was significantly greater as a result of debt discount, deferred financing costs and interest expense relating to the subordinated senior convertible note which took effect on August 30, 2006. Net noncash charges to interest expense, representing amortization of the Sonopress manufacturing advance debt discount, convertible note debt discount and deferred financing costs for the three and nine months ended December 31, 2007, totaled $420,000 and $1,257,000, respectively.
Other Income
At December 31, 2007, we reduced the long-term warrant liability to fair value resulting in a $603,000 reduction in the liability and recorded as a non-operating credit to other income for the three and nine months ended December 31, 2007. The accrued warrant liability is included as a component of other long-term liabilities in the consolidated balance sheet at December 31, 2007.
Income Taxes
We recorded Federal and state tax expenses of approximately $7,000 and $37,000 for the three and nine months ended December 31, 2007, respectively, using an estimated effective tax rate of less than 1% for fiscal 2008. The tax rate is lower than statutory rates due to utilization of net operating loss carryforwards. We also recorded foreign income tax of $8,000 for the nine months ended December 31, 2007. We did not record Federal, state or foreign taxes for the three and nine months ended December 31, 2006 as a result of losses for both periods.
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

We do not believe that we have included any “uncertain tax positions” in our Federal income tax return or any of the state income tax returns we are currently filing. We have made an evaluation of the potential impact of additional state taxes being assessed by jurisdictions in which we do not currently consider ourselves liable. We do not anticipate that such additional taxes, if any, would result in a material change to our financial position. We anticipated that it is more likely than not that additional state tax liabilities of approximately $69,000 existed, including accrued interest. We recorded an increase to accumulated deficit and income taxes payable during the June 2007 quarter, to provide for these additional state tax liabilities and interest. In connection with the adoption of FIN 48, we include interest and penalties related to uncertain tax positions as a component of our provision for taxes. Accrued taxes related to FIN 48 at December 31, 2007 totaled $141,000, including accrued interest.
Consolidated Net Loss
For all of the foregoing reasons, our net loss for the three months ended December 31, 2007 was $2,052,000, or $.09 per basic and diluted share, compared to a net loss of $3,456,000, or $.16 per basic and diluted share for the three months ended December 31, 2006. Net loss for the nine months ended December 31, 2007 was $8,334,000, or $.38 per basic and diluted share, compared to a net loss of $9,561,000, or $.45 per basic and diluted share, for the nine months ended December 31, 2006.
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
Interest Rate Fluctuations
At December 31, 2007, approximately $4.7 million of our outstanding borrowings were subject to changes in interest rates; however, we do not use derivatives to manage this risk. This exposure is linked to the prime rate and LIBOR.
Management believes that moderate changes in the prime rate or LIBOR would not materially impact our operating results or financial condition. For example, a 1.0% change in interest rates would result in an approximate $47,000 annual impact on pretax earnings (loss) based upon our outstanding borrowings at December 31, 2007.
Foreign Exchange Rate Fluctuations
At December 31, 2007, a nominal amount of our accounts receivable was related to international distribution and denominated in foreign currencies and, accordingly, is subject to future foreign exchange rate risk. To date, we have not entered into foreign currency exchange contracts to manage this risk.
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

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
On January 24, 2008, we filed a complaint in the Los Angeles Superior Court against CT1, BTP, Capitol Films, and THINKFilm for breach of contract and declaratory relief seeking a judicial declaration that the distribution agreement was in full force and effect and damages in connection with a claim for breach of contract.
On January 25, 2008, we filed an ex parte application for a temporary restraining order regarding CT1’s threatened termination of the distribution agreement and other alleged actions aimed at frustrating our performance under that agreement.
On January 25, 2008, our request for a temporary restraining order was denied, but the court issued an order to show cause and ordered CT1 and the other defendants to show cause why an injunction should not be granted. The court set a hearing date of February 28, 2008.
On January 25, 2008, CT1 formally gave notice to us of its purported termination of the distribution agreement.
On February 6, 2008, we filed a demand for arbitration with claims for declaratory relief and breach of contract in connection with the distribution agreement. No hearing date has yet been set in connection with the arbitration proceeding filed by us, nor has an arbitrator been appointed.
On February 11, 2008, we commenced an action in the Court of Chancery of the State of Delaware seeking to compel the prompt payment of the $4.2 business interruption fee by BTP as required by the amended and restated merger agreement, or by R2D2 and CT1 as required by the guarantee granted in favor of Image in connection with the amended and restated merger agreement.
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
Item 1A. Risk Factors.
Our results of operations and financial condition are subject to numerous risks and uncertainties described in our Annual Report on Form 10-K for our fiscal year ended March 31, 2007, filed on June 29, 2007. You should carefully consider these risk factors in conjunction with the other information contained in this Quarterly Report. Should any of these risks materialize, our business, financial condition and future prospects could be negatively impacted. As of December 31, 2007, there have been no material changes to the disclosures made on the above-referenced Form 10-K, except as set forth below:
We Would Be Adversely Affected By Our Failure To Timely Comply With Our Financial And Operating Covenants. We were not in compliance with all financial and operating covenants at December 30, 2007. However, at our request, we were granted a waiver of our noncompliance with the covenant. For the fiscal year ending March 31, 2008, the loan agreement provides that a Fixed Charge Coverage Ratio, as defined, will be tested if Excess Availability, as defined, falls below $5 million. Should our Excess Availability fall below $5 million, in management’s estimation and based upon the information currently available, we will not be in compliance with the minimum Fixed Charge Coverage Ratio covenant of 1.0 to 1.0 for the twelve months ending March 31, 2008. If we are not able to demonstrate compliance with this covenant as of March 31, 2008 by either: (i) agreeing with Wachovia to amend the covenant; (ii) obtaining from Wachovia a covenant violation waiver; or (iii) repaying the then-outstanding borrowings under the agreement, then we will be in default under the agreement. A default would result in, among other things, cross-default in other debt causing such debt to be immediately due and payable.  While we believe that in any such case, we would obtain a waiver or an amendment to the agreement, we can give no assurance that we would be successful in doing so.

The Steep Decline of Our Stock Price May Cause Uncertainty among Licensors and Retailers. Since a high of $4.47 on October 31, 2007, our stock price has been declining steadily as the outside date for the closing of our merger with BTP has been extended multiple times.  This decline accelerated on January 25, 2008, after we announced that we had notified BTP that it had breached our merger agreement, and that BTP had similarly claimed that we had breached the agreement.  At the end of the trading day following that announcement, our stock price was $1.55.  Since that day, our stock price has continued to decline, reaching a low of $1.11 on February 1, 2008.  The fact that our stock price has declined so significantly over the past several months has had a negative effect on our licensors and potential licensors, some of whom have declined to license us new programming or have required additional financial assurances regarding new programming.  In addition, we suspect that the decline in our stock price has had a negative effect on retailers, who may be hesitant to purchase from us based on their possible perception that we are in economic difficulty, despite the fact that a decreasing stock price is not necessarily indicative of financial distress or even a company’s inherent value.
The Disputes with BTP May Increase Expenses, Distract Management, Cloud Ownership of Certain Titles, and Damage our Reputation at Retail. The merger process with BTP has been a long and extended one, which has resulted in a great deal of legal and other expenses, and an enormous amount of attention required from management.  The disputes which currently exist with BTP regarding the termination of the merger agreement may result in a continuation or even exacerbation of this period of increased expenses and distracted management.  In addition, we have already solicited or distributed to retail a number of titles granted to us by BTP and/or its affiliates (including but not limited to CT1, Capitol Films and THINKFilm), but BTP and/or its affiliates have made a number of public statements questioning or denying our right to distribute these titles.  Although we believe we retain these rights, these statements by BTP and/or its affiliates may have clouded our ownership of the titles, thus discouraging retailers to purchase them.  BTP and/or its affiliates have also sent a letter to our retailers in which they accuse us of wrongdoing and demand that retailers not pay us for the titles which we received from BTP and/or its affiliates.  We have reached out to our retailers to rebut these claims, but our reputation may have been damaged as a result. On February 11, 2008, we reached an agreement with CT1 to continue distribution of certain agreed-upon new THINKFilm-branded acquisitions and existing catalogue titles, but the parties remain in dispute over the overall output and distribution agreement.
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

IMAGE ENTERTAINMENT, INC.
Date: February 14, 2008	By:	/S/ MARTIN W. GREENWALD
Martin W. Greenwald
President and Chief Executive Officer

Date: February 14, 2008	By:	/S/ JEFF M. FRAMER
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