Form 10-K
period 2008-03-31
IMAGE ENTERTAINMENT INC
filed 2008-06-30
CIK 216324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the Fiscal Year Ended March 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☑
Indicate by check mark if the registrant is not required to file report pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☑
The aggregate market value of the common stock held by non-affiliates of the registrant, based upon the closing price of $4.29 for shares of the registrant’s common stock on September 28, 2007, the last business day of the registrant’s most recently completed second fiscal quarter as reported by the NASDAQ Global Market®, was approximately $52,526,121. In calculating such aggregate market value, shares of common stock owned of record or beneficially by officers, directors and persons known to the registrant to own more than five percent of the registrant’s voting securities (other than such persons of whom the registrant became aware only through the filing of a Schedule 13G filed with the Securities and Exchange Commission) were excluded because such persons may be deemed to be affiliates.
The number of shares outstanding of the registrant’s common stock as of June 13, 2008: 21,855,718
DOCUMENTS INCORPORATED BY REFERENCE
Part III of the Annual Report on Form 10-K incorporates by reference information (to the extent specific sections are referred to herein) from the Registrant’s Proxy Statement for its Fiscal 2008 Annual Meeting to be filed with the Commission on or before July 29, 2008.

IMAGE ENTERTAINMENT, INC.
Form 10-K Annual Report
For The Fiscal Year Ended March 31, 2008

PART I
FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K for the fiscal year ended March 31, 2008 (“Annual Report”) of Image Entertainment, Inc. (“we,” “us,” “our,” or “Image”) includes forward-looking statements that involve risks and uncertainties within the meaning of the Private Securities Litigation Reform Act of 1995. Other than statements of historical fact, all statements made in this Annual Report are forward-looking, including, but not limited to, statements regarding industry prospects, future results of operations or financial position, and statements of our intent, belief and current expectations about our strategic direction, prospective and future results. In some cases, forward-looking statements may be identified by words such as “will,” “should,” “expect,” “anticipate,” “believe,” “estimate,” “continue,” “future,” “intend” or similar words. Forward-looking statements involve risks and uncertainties that are inherently difficult to predict, which could cause actual outcomes and results to differ materially from our expectations, forecasts and assumptions. The following important factors, in addition to those discussed above, could affect our future results and could cause those results to differ materially from those expressed in such forward-looking statements:
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
ITEM 1. BUSINESS
OVERVIEW
Image Entertainment, Inc. is a leading worldwide independent licensee, producer and distributor of home entertainment programming.  The 25-plus year old company releases its vast library of exclusive content on a variety of formats and platforms, including DVD, Blu-ray Disc®, digital (video-on-demand, electronic sell-through and streaming), broadcast television, cable, satellite, theatrical and non-theatrical exploitation.
Our focus is on a diverse array of general and specialty content, including:

•	Feature Films

•	Comedy

•	Music concerts

•	Urban
•	Theatrical catalogue films

•	Independent films

•	Foreign and silent films

•	Youth culture/lifestyle

•	Latin

•	Theatre

•	Country
•	Television

•	Gospel

We also acquire exclusive rights to audio content for distribution via digital platforms and on CD spread across a variety of genres and configurations, including:

•	Albums

•	Compilation CDs

•	TV and movie soundtracks

•	Stand-up comedy programs
•	Broadway original cast recordings

•	Audio recordings from our live concert event DVDs

We strive to grow a stream of revenues by maintaining and building a library of titles that can be exploited in a variety of formats and distribution channels. Our active library currently contains:
•	Over 3,500 exclusive DVD titles

•	Approximately 370 CD titles

•	Digital rights to
•	Over 2,000 video titles

•	Over 300 audio titles
•	Containing more than 4,500 individual tracks
Each month, we release an average of over 35 new exclusive DVD titles, including an average of four feature films, 15-20 new exclusive digital video titles, and four new exclusive CD and digital audio titles.
We acquire programming mainly by entering into exclusive distribution agreements with producers and other content providers. We typically supplement such content by designing and producing additional value-added features. We also produce our own original entertainment programming, focused on DVD live performance music concerts and comedy events with some of the most recognizable names in each industry, and also various forms of urban genre content. We have also increased our focus on the acquisition of finished feature films via festivals, agency screenings, and producer relationships.
We were incorporated in Colorado as Key International Film Distributors, Inc. in April 1975. Our present name was adopted in 1983. We reincorporated in California in November 1989 and reincorporated again in Delaware in September 2005. Our principal executive offices are located at 20525 Nordhoff Street, Suite 200, Chatsworth, California 91311. We maintain a Web site at www.image-entertainment.com. The content of our Web site is not incorporated by reference and does not constitute a part of this Annual Report.
The following table sets forth the percentage of consolidated net revenues derived from the distribution of entertainment content by format for our last three fiscal years. The information does not represent our business segments, but rather shows net revenue trends by product category:

	Fiscal Years Ended
	March 31,
(in thousands)	2008		2007		2006

DVD	$88,030	91.9%	$90,243	90.5%	$97,956	87.6%
CD	2,145	2.2	4,469	4.5	9,094	8.1
Sublicense	2,142	2.2	2,310	2.3	2,819	2.5
Digital	2,148	2.3	1,214	1.2	178	0.0
Broadcast	1,144	1.2	924	0.9	494	0.4
Other	209	0.2	591	0.6	1,361	1.4

TOTAL	$95,818	100%	$99,751	100%	$111,902	100%

BUSINESS SEGMENTS
We currently have three business segments:
•	Domestic (U.S. and Canada)

•	Digital

•	International
Our domestic segment primarily consists of acquisition, production and distribution of exclusive DVD content in North America as well as exploitation of our North American broadcast rights. Our digital segment consists of revenues generated by digital distribution of our exclusive content via video on demand, streaming video and downloading. Our international segment includes international video sublicensing of all formats and exploitation of broadcast rights outside of North America.
Prior to fiscal 2008, we included revenues and expenses generated by digital distribution within our domestic segment. Beginning in fiscal 2008, we have reflected our digital financial results as a separate segment. Additionally, prior to fiscal 2008, worldwide broadcast revenues were included as a component of the international segment. Beginning in fiscal 2008, we have included the financial results of revenues generated by exploitation of our North American broadcast and non-theatrical rights as a component of the domestic segment and exploitation outside of North America as a component of our international segment. All digital and broadcast financial results for fiscal 2007 and 2006 have been conformed to the fiscal 2008 presentation.
The following table presents consolidated net revenues, net of eliminations, by reportable business segment for the periods presented:

	Fiscal Years Ended			Fiscal Years Ended
	March 31,			March 31,
(in thousands)	2008	2007	% Change	2007	2006	% Change
Net revenues:
Domestic	$91,806	$95,863	(4.2)%	$95,863	$108,704	(11.8)%
Digital	2,148	1,214	76.9	1,214	178	582.0
International	1,864	2,674	(30.3)	2,674	3,020	(11.5)

Consolidated	$95,818	$99,751	(3.9)%	$99,751	$111,902	(10.9)%

See “Note 19. Segment Information” in the Notes to Consolidated Financial Statements for earnings, loss, and total assets for each segment.
Domestic
Most of the product we release is in the DVD format. According to industry estimates, there are currently more than 87,000 DVD titles available in the domestic market, of which more than 3,500 are actively and exclusively distributed by us. We are a leading independent supplier of DVD content in the music, comedy, special interest, episodic television, urban and lifestyle genres. The following table reflects the number of cumulative titles we have released by content type, compared with the cumulative DVD software titles released by the industry through the week ended June 13, 2008, excluding discontinued titles, using data compiled monthly in The DVD Release Report. The following chart does not intend to indicate our market share of DVD revenues, only cumulative titles released.

	Total Number	Number of	Image
Type of DVD Content	of DVD Titles	Image Titles	Percentage
Music	10,804	615	5.7%
Special Interest	21,555	549	2.5%
Theatrical Catalog (pre-1997)	11,900	498	4.2%
Foreign Language (including distributed lines)	7,765	303	3.9%
Television Programming	5,132	204	4.0%
Direct to DVD	9,323	452	4.8%
All Other	20,562	908	4.4%

Total Releases – Cumulative through 6/13/08	87,041	3,529	4.1%

Source: DVD Release Report Revised 6/13/08
We believe that the value gained through the ability to entertain people at home for a reasonable price at convenient times, the opportunity to choose from a very broad selection of programming, the ability to select specific scenes quickly from interactive DVD menus, and the audio and video quality of the DVD format, continues to make DVD a preferred medium of home entertainment for millions of consumers. Many of our DVDs also offer special features, enhancements and ancillary materials, such as multiple audio tracks, behind-the-scenes footage, director commentaries, interviews and discographies, most of which we produce in-house.
Exclusive Acquisition. We generally acquire exclusive distribution rights to our content. We acquire our exclusive titles from a wide range of content holders, including:
•	independent content suppliers

•	producers

•	music artists

•	record labels

•	artist management and talent agencies

•	foreign sales companies
We produce, market and sell our exclusive content according to exclusive royalty or distribution fee agreements. We actively pursue and secure both domestic (U.S. and Canada) and international distribution rights to exclusive titles across multiple home entertainment formats. In order to acquire exclusive distribution rights to a title, we enter into written agreements with our licensors which are typically either distribution fee deals, or royalty deals.
In distribution fee arrangements, revenues generated by our distribution of a title are generally allocated as follows:
•	First, we deduct our negotiated distribution fee (varies by agreement based on the size of the advance and level of risk);

•	Next, we deduct and recoup all of our costs and expenses such as marketing, manufacturing, production and shipping costs;

•	Next, if an advance or minimum guarantee was paid to the content supplier, we recoup that amount; and

•	Finally, from the balance, considered “net profits”, a percentage split is divided between us and the content supplier.
In royalty arrangements, royalties are expressed as a percentage of our wholesale net revenues derived from title sales. Typically, we pay royalty advances that are recouped against royalties earned on a title-by-title basis or, if cross-collateralized, against groups of licensed titles from the same licensor.
Our agreements generally provide for a minimum distribution term of seven years but we often obtain considerably longer terms. Some agreements contain provisions for an extension of the distribution term if we meet specified financial performance milestones or if we are still unrecouped at the end of the distribution term.
We also may finance all or part of the production of some of our entertainment content focused on DVD live performance stand-up comedy events, music concerts and urban genre content. We are now focusing much of our content acquisition efforts on acquiring finished cast driven feature films for primarily North American distribution (DVD, digital, broadcast, non-theatrical and to a lesser extent theatrical).
Focus on Cast Driven Feature Film DVD Distribution. Prior to January 2008, Image’s “core” business was generated primarily from The Criterion Collection, Discovery Channel programming, live stand-up comedy shows, music, TV, and other special interest video.
In January we began to focus on the release of new, full-length cast driven feature films. This business concentrates primarily on the acquisition of finished feature films via festivals, agency screenings, and producer relationships. Most of these films are what we call “direct to video.” They will skip the traditional theatrical release of most bigger-budgeted studio films. We are careful to avoid the risky business of funding the prints and advertising that is needed to release films theatrically, with the exception of some smaller releases.

Bill Bromiley, a twenty-year veteran of the film and home entertainment industries, oversees our worldwide program acquisition efforts. Mr. Bromiley spearheaded our feature film initiative as a consultant from June 2007 until he was hired by Image in January 2008 and later appointed to the position of Chief Acquisitions Officer on April 1, 2008. Prior to joining Image, Bromiley spent seven years at First Look Home Entertainment, a division of First Look Studios, where he served as President at the time of his departure. Prior to that, he spent eleven years working for Roger Corman’s Concorde/New Horizon Pictures Corp. where he oversaw all theatrical operations and co-created the home entertainment division.
Our new feature film business requires a greater focus on the rental marketplace than Image has had in the past. Our core business relies primarily on the sell-through business. This new rental focus is made possible with the hiring of five experienced sales people dedicated entirely to the rental marketplace, focusing on customers such as Blockbuster, Netflix, Hollywood Entertainment, Movie Gallery and the new kiosk business.
With content acquisition at the core of our business, we have made several internal restructurings such that our key genres and areas of expertise are allowed to grow with an even greater focus and determination. Additional emphasis has been placed on stronger content with the potential of wider market penetration and larger unit sales. Image’s content acquisition team members have been selected to spearhead programming opportunities throughout our key genres, which include Comedy, Urban, Latin, Music, Feature Film and Special Interest.
Our content category acquisition teams partner with product development teams (which attempt to determine the best strategies for creating the most viable and marketable products based on consumer tastes and market demands) prior to the acquisition of programming, and also with marketing teams after the acquisition has been finalized, to determine optimal ways of maximizing revenue across all channels of distribution, including packaged goods, conventional broadcast, digital distribution and other areas of exploitation.
While our core business remains the domestic acquisition and distribution of content on DVD, we seek to secure and exploit exclusive content with the broadest possible grant of home entertainment programming rights. As part of our strategic goal, we may finance all or part of the production of some of our entertainment content. The rights we retain in connection with our self-financed productions generally cover all media, world-wide, in perpetuity.
Because of our growing library of exclusive titles in a wide variety of genres, we believe that we are positioned to benefit from the widespread support of the traditional DVD format, the Blu-ray Disc® high-definition format, and emerging digital distribution models. We intend to continue expanding our exclusive entertainment library.
Mining of Image’s Library. We continue to create new and special editions of previously released content that will encourage consumers to repurchase the product in these technically superior versions. We also continue to expand on strategies that extend the life cycle of our titles, including “second bite” strategies that focus on repricing and/or remarketing and repromotion; increased focus on budget product and shippers; and product shipped with merchandising displays. We have been encouraged by the success of these programs with mass merchant retailers such as Wal-Mart, and we are also implementing liquidation strategies to turn deep inventory overstocks, often for titles which are soon expiring, into cash.
We create multi-title DVD sets by placing the greatest amount of content on the smallest number of discs for a price that will entice consumers to buy. In addition to the new budget product, we are also focusing our sales efforts to include specialty video outlets such as sporting goods, apparel and youth-culture stores. We have realized great success with lifestyle products at a number of these accounts, and they are often sold at a higher price with greater margins.
Image’s Participation in the High Definition DVD Market. In January 2008, the format war between Sony’s Blu-ray Disc® (“Blu-ray”) and Toshiba’s HD-DVD was won by Blu-ray. In January, Image began to release Blu-ray discs through an agreement with Sony DADC for the authoring, compression and initial manufacturing of the discs. In January, we began releasing titles in the Blu-ray format including the Sarah Michelle Gellar feature, Suburban Girl, the Australian classic Breaker Morant, the critically acclaimed Before the Devil Knows You’re Dead, the Forrest Whitaker starring The Air I Breathe, Stephen Sondheim’s Company and Mariah Carey: The Adventures of Mimi. Upcoming Blu-ray releases include Manilow Live, Heart: Alive in Seattle, Roy Orbison: Black & White Night, Chicago / Earth Wind & Fire: Live at the Greek, Moody Blues: Lovely to See You Live, Korn: Live on the Other Side, as well as the feature films The Secret, Stuck, Encounters at the End of the World, Re-Cycle and Then She Found Me. We will also release a number of titles originally made for exhibition in IMAX theatres as well as additional titles from the Discovery Channel, including When We Left Earth: The NASA Missions.

The authoring tools available currently for Blu-ray are relatively new and constantly evolving, so we are not contemplating the purchase of equipment or software necessary to compress or author this programming in-house at this time.
Nevertheless, we have over 210 high-definition masters that can be used for release on the Blu-ray format. Many of our programs originated on high definition video, but we can also convert to Blu-ray any content that was originally shot on film, which is actually capable of greater resolution than the current Blu-ray format. In order to convert elements that were shot on film, they must first be sent to a post-production facility specializing in transferring the film to a high definition video format, usually 1920 x 1080p. A typical transfer can cost anywhere from several thousand dollars to more than $80,000, depending on the amount of supervision, color correction, and restoration work required.
The video compression formats available for Blu-ray are VC-1, MPEG 4 AVC, and MPEG 2.  The audio compression formats available are variations of Dolby Digital (Standard, Plus and True High Definition), DTS (Standard, High Definition, High Resolution, and HD Master Audio) and uncompressed PCM.
As consumers continue to purchase high-definition capable televisions, become more exposed to high-definition content through satellite and cable, and begin to appreciate the advantages that high-definition offers over standard definition, they will expect to obtain the same level of quality from their video movie rentals and purchases. With a viable high-definition video-on-demand solution probably several years away, there is plenty of time for the Blu-ray format to take hold with consumers.  As successful and ubiquitous as DVD is right now, many people forget that the format lacked full studio support until well after its launch, to the extent that many in the industry referred to DVD as “Doubtful Very Doubtful;” Blu-ray now has the support of all the major studios.
One Village Entertainment. In September of 2007, we announced the launch of a newly formed urban division named One Village Entertainment. One Village Entertainment provides independent filmmakers with a home for their urban programming, from which it can then be distributed across multiple platforms including theatrical, broadcast, DVD and digital streaming and downloading.
The new division is headed by Brett Dismuke, who comes to Image as our Vice President of Urban Programming with over 13 years of marketing, sales and branding experience.
The goal of One Village is to enhance the previously successfully urban business of Image. In the past, Image had a string of urban titles that sold very well, particularly the stand-up comedy programs, staged plays, hip-hop documentaries and music concerts. One Village will continue to service the marketplace with these specialty types of programming, but will also release higher-end, award-winning feature films. These films will feature a range of genres including romance, comedy, drama, action and suspense. One Village will release approximately 2 titles per month annually.
The overall mission of One Village is to mirror the efforts of the re-vamped Image platform by offering a diverse, quality product that has the ability to generate multiple revenue streams while establishing us as the premiere urban independent outlet in home entertainment.
Additional Value-Added Services. We provide a full range of value-added services relative to our licensed content and many of our exclusively distributed titles, including:
•	creation of packaging

•	DVD authoring and compression

•	menu design

•	video master quality control

•	manufacturing

•	marketing

•	sales

•	music clearance

•	warehousing

•	distribution

•	for some titles, the addition of enhancements such as:
•	multiple audio tracks

•	commentaries

•	foreign language tracks

•	behind-the-scenes footage

•	interviews

•	discographies
These services are typically performed in-house, with the exception of DVD and CD disc manufacturing, package printing, and packaging of the finished product which are generally performed by third party vendors. In mid-2007, we successfully transitioned all of our warehousing and distribution services from our Las Vegas-based distribution facility to a facility located in Pleasant Prairie, Wisconsin, which is owned and operated by our DVD replicator, Arvato Digital Services (“Arvato” – formerly Sonopress) under our March 29, 2007, exclusive distribution services agreement detailed below.
New Criterion Distribution Agreement. In November 2007, we signed a new long-term exclusive home video distribution agreement with The Criterion Collection to distribute its special edition DVDs through July 2013. This agreement replaces the previous exclusive home video distribution agreement signed in August 2005. In March 2007, Criterion introduced Eclipse, a selection of lost, forgotten, or overshadowed classic films in simple, affordable box set editions. The Criterion Collection currently contains approximately 400 active DVD titles while Eclipse contains approximately 12 active DVD titles. The Criterion Collection releases 6-7 new titles each month and Eclipse releases 1-2 new series each quarter.
Distribution Services.  We have historically distributed our own product via our in-house Las Vegas-based distribution facility.  In the fall of 2006, however, we began discussions with our new DVD replicator Arvato Digital Services (formerly Sonopress) regarding the concept of moving our warehousing and distribution services to a facility they were in the process of purchasing as part of a new initiative by Arvato to offer these services to their replication customers.  Arvato is staffed in significant part by key people from our previous replicator, Deluxe Media Services, Inc. (“Deluxe”), who sold the facility to Arvato.  After receiving price quotes at preferential rates from Arvato, we conducted an extensive internal analysis of potential cost savings, expenses relating to the prospective closure of our Las Vegas facility, freight savings from the ability to ship from centrally-located Wisconsin compared to West Coast-located Las Vegas, and, importantly in light of our plans to distribute significant feature films on DVD, the potential scalability of distribution services in each location.  Ultimately, on March 29, 2007, we entered into an agreement whereby Arvato would become our exclusive provider of warehousing and distribution services.  We completed the process of integrating Arvato’s logistics and warehouse management systems with our order management and inventory control software as well as transitioned all of our warehousing and distribution services to Arvato’s facility in Pleasant Prairie, Wisconsin in the calendar third quarter of 2007.  We completed the process of closing, subleasing, and ultimately exiting the lease of our Las Vegas-based distribution facility in February 2008.
Manufacturing.  Typically, a content supplier delivers a title master and artwork to us, and our in-house post-production facility creates a sub master with specifications for the necessary format and on-screen menus for each title.  Our in-house authoring and compression team then generally performs the work necessary to prepare a DVD master for manufacturing.  Occasionally, because of a large volume of exclusive releases at any given time, we may use an outside facility to perform such services. Additionally, as authoring and compression tools for Blu-ray are quickly changing, we use third parties for these services rather than committing to expend the capital necessary to purchase the hardware and technology required to do so internally. Our in-house creative services department, staffed with graphic designers, copywriters and proofreaders, creates original and innovative packaging fundamental to the marketing success of our product.  During fiscal 2007 and in the years prior, we used Deluxe to manufacture and package our domestic DVD programming.  Now Arvato performs our manufacturing, packaging, warehousing and distribution services.  During fiscal 2007, we primarily used U-Tech Media for CD manufacturing, although we have now transitioned all of our CD manufacturing to Arvato. From time to time, we use Sony DADC and Technicolor for manufacturing as required by certain content providers.

Marketing. Our in-house marketing department directs marketing efforts toward consumers as well as DVD and CD and digital retailers. Our marketing efforts involve:
•	point-of-sale advertising

•	print advertising in trade and consumer publications

•	national television and radio advertising campaigns

•	Internet advertising, including viral and social network marketing campaigns

•	minimal direct response campaigns

•	dealer incentive programs

•	trade show exhibits

•	bulletins featuring new releases and catalogue promotions
We also have account-specific marketing programs where we work directly with retailers to optimize and customize print advertising and other advertising programs to promote our exclusive product. The creation of specialized in-store displays and celebrity appearances are other examples of account-specific marketing programs. We occasionally implement Internet promotional activities that include product tie-ins, sweepstakes, and giveaways associated with online retail customers, and the creation of genre-specific boutiques within direct-to-consumer Web sites. National and niche campaigns are managed by our in-house publicist and outside agencies for traditional and on-line outlets.
Our Web site at www.image-entertainment.com helps promote us and our exclusive content. The Web site includes press releases, information regarding our exclusive titles, and information of general interest to the home entertainment consumer.
Customers.
We sell our products to:
•	traditional retailers

•	specialty retailers

•	Internet retailers

•	wholesale distributors

•	alternative distribution
•	direct-to-consumer print catalogs

•	direct response campaigns

•	subscription service/club sales

•	home shopping television channels

•	other non-traditional sales channels

•	kiosks and rentailers

•	sub-distributors
Some of our key sell-through customers in alphabetical order include:
•	Amazon.com, Inc.

•	Barnes & Noble

•	Best Buy Co., Inc.

•	Borders Group Inc.

•	Costco

•	Handleman Company

•	Infinity Resources (Critics’ Choice Video, Inc. and DeepDiscount.com)

•	Target

•	Wal-Mart (through Anderson Merchandisers)

Some of our key distribution customers in alphabetical order include:
•	AEC One Stop Group

•	Baker & Taylor

•	Ingram Entertainment, Inc.

•	Paradox Entertainment

•	VPD

•	Waxworks
In addition, our key rental customers in alphabetical order are:
•	Blockbuster Inc.

•	DVD Play

•	Family Video

•	Hastings

•	Movie Gallery, Inc. (including Hollywood Video)

•	Netflix, Inc.

•	Redbox

•	Video Warehouse
Special Markets: Our special markets division is designed to take advantage of our large and diverse catalog and specifically targets niche sales opportunities. Special Markets encompasses all sales channels outside the traditional marketplace. Within Special Markets, some of our key customers in alphabetical order include:
•	Acorn Media

•	Ark Media

•	BBC Worldwide

•	BMG Columbia House

•	Follett Library

•	Forest Incentives

•	Four Winds Trading Company

•	Midwest Tapes

•	Movies Unlimited

•	Niche Sales

•	Olive Films

•	PBS Video

•	Waxworks (Team Marketing)
On a consolidated basis, Amazon.com, Inc., Anderson Merchandisers (which supplies Wal-Mart) and AEC One Stop Group accounted for approximately 15%, 13%, and 11%, respectively, of our fiscal 2008 net revenues. In fiscal 2007, Amazon.com, Inc., AEC One Stop Group and Anderson Merchandisers accounted for 12%, 12% and 10%, respectively, of our net revenues, and in fiscal 2006, Anderson Merchandisers accounted for 11% of our net revenues. No other customers accounted for net revenues individually in excess of 10% of our total net revenues for fiscal 2008, 2007 or 2006.
We allow retail customers to return a portion of their unsold inventory on a quarterly basis. We reserve for estimated returns at the time the sale is recognized, based in part upon our historical returns experience and knowledge of specific product movement within distribution channels. Our inventory returns, as a percentage of our gross (as opposed to net) distribution revenues, were 23.9% in fiscal 2008, 23.0% in fiscal 2007 and 21.9% in fiscal 2006, respectively. Returns of defective product have been minimal and are generally covered by manufacturers’ warranties.
As of June 13, 2008, we had approximately $2.8 million of backlog orders, of which 99% of the backlog was attributable to domestic DVD product, compared with approximately $3.7 million of backlog orders as of June 13, 2007, of which 96% of the backlog was attributable to domestic DVD product. We expect to fill 100% of the backlog orders, less any cancelled orders, in the current fiscal year.

Worldwide Broadcast
Revenues generated from North American broadcasts are included in the domestic segment. Revenues generated from outside North America are included in the international segment.
In March of 2008, Steve Saltman was named Senior Vice President of Image’s newly-formed worldwide television division. Mr. Saltman is responsible for all forms of television distribution, including the worldwide sales of Image content across broadcast television, pay-per-view, video-on-demand and non-theatrical platforms.
•	Worldwide Television. Buyers of our standard and high-definition content are typically cable, pay-per-view, or satellite broadcasters, and sometimes terrestrial (free) television broadcasters. Under a typical broadcast license we receive payment of a one-time, fixed, non-refundable fee for a multi-year exploitation term and in many instances for a specified number of telecasts. Our obligations under broadcast licensing are usually only to provide a broadcast master of the title, ensure that music synchronization rights are secured along with the providing of documentation that Image has the right to distribute any and all titles licensed.
•	The exclusive worldwide sales agency agreement with London-based NBD Television Ltd. (“NBD”) terminated in January 2008. NBD had sublicensed to third parties on a territory by territory basis approximately 100 of our current 250 title broadcast television library. NBD represented us for conventional television broadcast sales, whether standard or high-definition, including cable, pay-per-view, video-on-demand, satellite television, and sales to non-theatrical venues.
•	Worldwide PPV and VOD. With respect to pay-per-view (“PPV”), video-on-demand “(VOD”) and electronic sell-through (“EST”) in the television environment, Image has a North American sales agency agreement with Warner Digital Distribution, a division of Time-Warner, Inc. (“Warner”). Warner, on our behalf, sublicenses our premiere high-end programs to cable, satellite and hotel/motel operators who are in the VOD and EST businesses. Revenue is typically derived on a revenue sharing basis whereby Warner’s sub-licensees retain a percentage of the revenue while passing back to Warner both Warner’s and Image’s share of the revenue. Our obligations with Warner is to provide a broadcast master of the title, an MPAA approved trailer, artwork and promotional materials already created by Image for DVD distribution, to ensure that music synchronization rights are secured along with the providing of documentation that Image has the right to distribute any and all titles licensed.
•	Worldwide Non-theatrical. In the non-theatrical areas of airlines, ships at sea, schools, hospitals and other institutions, Image has entered into exclusive output agreements with Jaguar Distribution, Inc. (“Jaguar”) (airlines, merchant marine vessels), Swank Motion Pictures, Inc. (“Swank”) (cruise lines, schools, hospitals and other institutions). Under a typical license we may receive payment of a one-time, fixed, non-refundable fee for a pre-determined exhibition term through our sales agents from their sub-licensees or we may receive payment together with regular periodic reporting of sales. Our obligations with both Jaguar and Swank is to provide a broadcast master of the title, an MPAA approved trailer, artwork and promotional materials already created by Image for DVD distribution, to ensure that music synchronization rights are secured along with the providing of documentation that Image has the right to distribute any and all titles licensed.

•	Worldwide Hotel/Motel For Performance Properties. For exploitation of our music and stand-up comedy performances for hotels and motels, we entered into a non-exclusive output arrangement with Instant Media Network (“IMN”). IMN is partially owned by Lodgenet and On Command – the two largest distributors of entertainment product to the hotel/motel industry in North America.

Digital
Image, through our wholly-owned subsidiary, Egami, engages in the exclusive wholesale distribution of the digital rights to our library of audio and video content.  The demand for the types of programming found in our library continues to increase as new retailers enter this primarily online marketplace.  Egami seeks to differentiate itself competitively by being a one-stop source for these retailers, for the large and diverse collection of entertainment represented by our digital library.
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
Download-to-Rent is also referred to as Video-on-Demand or VOD and is becoming a key transactional component to most of our partner retailers.  Subscription-based rental models are essentially the digital equivalent of a club-type model, where users pay recurring monthly fees in exchange for access to a library without individual transaction charges.  Ad-supported rental is a developing model that relies on users viewing advertisements in order to view the programming they desire.  Electronic sell-through, or download-to-own, is essentially the digital equivalent of buying a DVD.
Egami aggressively continues to add numerous video and audio titles to its growing library of exclusive digital rights each month.  Over the past three years, Egami has established direct relationships with many digital industry-retailers and continues to seek additional distribution partners as they emerge.
We strive to grow a stream of revenues by maintaining and building a library of titles that can be exploited in a variety of formats and distribution channels.  Our current digital video library contains over 2,000 individual video programs. We have active distribution of approximately 1,500 programs with another 200 in various stages of encoding or delivery.  The balance of our digital library is either a pending new release or a recent catalog acquisition that will be solicited to retailers as soon as it is ready.
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
Egami is actively participating in many different digital business models, including sell-through, rental, subscription and advertising-supported rental.  As the consumers adopt one or more of these (or future) models, we believe Egami is well-positioned to adapt along with our retail partners.  We have established good working relationships with our retailers, and continue to be a key source of independent content for them.  The near-term challenges presented by a dynamic digital marketplace are finding ways to increase consumer awareness and integrating this awareness into their buying and consumption habits, as well as retaining the attention of the retailer who is chasing the entire breadth and depth of the DVD marketplace in an effort to build a digital library which appeals to consumers.  Egami continues to work with our content suppliers in order to increase the number of our active digital titles.  Additionally, Egami supports several technology companies and OEM device manufacturers with programming in an effort to generate consumer interest in digital distribution and increase awareness and demand for our titles.
The digital retailer landscape is constantly changing with new companies emerging on a regular basis. Egami’s mix of digital retail accounts include:
•	Amazon.com (audio and video)

•	Bit Torrent (video)

•	CinemaNow.com (video)

•	Emusic.com (audio)

•	Hudson (audio and video)

•	Hulu.com (video)

•	IODA (audio)

•	iTunes (audio and video)

•	Movielink.com (video)

•	MSPOT (audio and video)

•	Musicgiants.com (audio)

•	Napster (audio)

•	Netflix.com (video)

•	Overdrive (video)

•	Rhapsody (audio)

•	Walmart.com (audio)

•	YouTube.com (video)

International
International Sublicensing. We hold worldwide distribution rights to over 435 of our DVD titles and over 190 of our CD titles. We have an exclusive sublicense agreement for the distribution of our DVD content, primarily music-related DVDs, with Sony BMG for Europe, Africa, and most of the Middle East, an exclusive sublicense agreement with Digital Site, an affiliate of Ray Corporation, for Japan, and an exclusive sublicense agreement with Warner Music Group for Australia and New Zealand. These agreements contain terms and conditions similar to those governing our underlying rights agreements. Sony BMG, Digital Site and Warner Music pay royalties based on either retail or wholesale revenues they generate, and are responsible for sales, taxes, marketing, publishing, manufacturing and distribution of our content in their respective territories. We have similar sublicenses with others for smaller territories.
COST STRUCTURE
Our most significant costs and cash expenditures relate to acquiring content for exclusive distribution and, less recently, the funding of content production or co-production for exclusive distribution. Additionally, we incurred extraordinary legal, investment banking and other expenses during this fiscal year related to the final negotiations, related disputes and the eventual termination of the proposed merger agreement between us and BTP Acquisition Company LLC, as further set forth in “Item 3. Legal Proceedings” below.
Agreements to acquire programming typically come in the form of an exclusive license agreement, where we either pay royalties or alternatively we receive distribution fees and pay net profits after recoupment of our upfront costs. We generally base our offers of advances against future royalties (or, for distribution agreements, advances against future net profit payments and in some cases production funding) on the expected success of a title’s performance at retail, actual cost of the production, and competition for the title’s exclusive distribution rights.
Upon entering into a typical royalty agreement, we pay, as an advance, royalties which normally become due to the content supplier 45 days following the quarter in which the sale of the title to our retail customers has occurred. Royalties are contractually expressed as a percentage of net revenues. Upon our recoupment of the advance, we pay the content supplier royalty overages at the same rate. If we do not recoup our initial advance by the end of the agreement’s term, the content supplier receives no additional royalties but is not typically liable for reimbursement of our unrecouped advance. Royalty advances may be used by the content supplier in certain cases to actually produce the content in cases where the content has not yet been completed or even created. Under these royalty agreements, we are responsible for manufacturing, packaging, menu design, authoring and compression, package design and layout, selling, marketing and distribution expenses, and sometimes for music publishing in the case of music-related DVDs and CDs.
Under a typical exclusive distribution agreement, we may pay upfront fees, which are expressed as advances against future net profits, or we may pay for the cost of the content’s production in advance. Our net profits for these deals usually take the form of our distribution fee which is deducted first from sales proceeds. Any remaining net profits, after we recoup our incurred costs and additional costs such as the cost of the content’s production, are generally paid to the content supplier. We may also split any remaining net profits with the content supplier according to contractual percentages. If net profits are not achieved, the content supplier receives only the production costs or distribution fees advanced, if any. Again, we recoup our incurred costs and distribution fee before any net profit disbursement is made to the content supplier.
In addition to advances, upfront fees and production costs, the other significant costs we incur are for:
•	DVD and CD replication

•	packaging

•	advertising, promotion, and market development funds provided to retail customers

•	domestic shipping costs from self-distribution of exclusive content

•	personnel

•	music publishing on exclusive music-related DVD and CD titles

Our financial focus is on achieving long-term, sustainable growth and profitability. We also seek to improve our cash flow position in order to continue funding operations and licensing, or entering into exclusive distribution agreements, for high quality DVD and other entertainment content.
COMPETITION
When acquiring distribution rights for exclusive content, we continue to face increasing competition from:
•	Major Motion Picture Studios
•	Sony Pictures

•	Disney

•	Fox

•	Paramount

•	Universal

•	Warner
•	Mini-Majors
•	Lions Gate

•	The Weinstein Company/Genius Products

•	Starz/Anchor Bay
•	Major Music Labels
•	Sony BMG

•	EMI

•	Universal

•	Warner Music Group
•	Independent Music Labels

•	Independent DVD and CD Content Suppliers
For limited retail shelf space, we also continue to face increasing competition from:
•	major motion picture studios

•	independent DVD and CD suppliers

•	major and independent music labels who offer DVD content

•	other home entertainment providers
Besides limited retail shelf space, we also face competition for retailer “open to buy” dollars, which are the purchasing budgets that retailers allocate to purchase new release or catalogue titles.
Competition for Content
We face increasing competition from other independent distribution companies, major motion picture studios and music labels in securing exclusive content distribution rights. Although DVD player-household penetration (through sales of stand-alone DVD players and DVD-based video game player systems) and retail shelf space for home video formats have reached the saturation point, DVD licensing and distribution is still an attractive business. Many, including Lions Gate and several of the major studios, are expanding efforts in the DVD licensing market, sometimes in the form of direct-to-video motion pictures. Because the home video rights to most newly released and catalogue motion pictures are already controlled by the major studios, the market for high-profile DVD content available to an independent supplier is somewhat limited. Moreover, the market for high-profile music-related DVD content is also limited as major and independent record labels continue to increase the number of music-related titles released on DVD through their own labels.

Our new initiative to focus on the distribution of finished cast driven feature films has brought much interest from film producers who have funding for new productions and/or finished content and are looking for an alternative to the major studios. Many of them are seeking to be more “hands on” and retain control of their DVD and digital distribution rights. The distribution of feature films theoretically allows us to realize significantly higher per-title revenues, negotiate superior revenue sharing agreements with rental retailers, and command more shelf space at traditional “brick and mortar” retailers. Success with feature film DVDs should also allow us to participate in Wal-Mart’s vendor managed inventory program, which is a goal we have not yet achieved.
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
Despite these factors, we believe that we will continue to compete successfully in obtaining exclusive rights to entertainment content. This is due in large part to our ability to offer an array of other assets to our program suppliers, including:
•	the high quality of expertise and service our employees provide;

•	our status as an independent which allows freedom from the major labels, more creative control to the content creator, comparatively fewer obstacles in content creation, marketing and distribution, and comparatively simpler accounting for royalties and net profits to the supplier;

•	our long history and solid reputation of working effectively with artists, their management and other valuable suppliers of entertainment programming;

•	our ability to acquire home entertainment rights for feature films as an attractive alternative for producers;

•	the quality of our finished titles;

•	our specialized marketing expertise in areas such as comedy, urban, Latin, music-related, Broadway and special interest titles;

•	our wide-ranging in-house services ;

•	our direct and long-standing relationships with mass merchants and traditional and online retailers of entertainment titles;

•	relationships with key producers and agents who have confidence in our systems allowing for on-time, accurate reporting, and the ability for Image to generate and pay net profits; and

•	proven, highly-integrated, and scalable infrastructure which provides content owners with assurance that their product will be well managed through all links of the entertainment supply chain.
Competition for Retail Shelf Space
Although sales history is generally a key indicator of a title’s demand in the DVD marketplace, the DVD format is now in the mature phase of its product lifecycle. We face a changing landscape of DVD retailers and buying patterns. The contraction in retail DVD store fronts (specifically the bankruptcies of two large “brick and mortar” chains selling niche DVD titles — Musicland and Tower) and deep price discounting of previously released DVDs from the major studios have continued to reduce shelf space availability for Image’s deep catalogue.
In general, our “brick and mortar” retail customers have reduced the number of titles they purchase on initial orders and have raised the required velocity level to keep an item on the shelf. This means that we have a shorter window in which a title must perform or it is cut from the retail assortment and we have less shelf space allocated to us for deeper catalogue. Overall, this trend has lowered our returns exposure, but this effect is partially offset by the increased speed at which unsuccessful titles are cut. In order to manage our future inventory exposure in this environment, we have adjusted our replication and stocking procedures. We have improved our forecasting models and manufacture very little over what is required to meet customer initial orders and “chase” successful titles with replication re-orders.

Our exclusive content competes for a finite amount of shelf space against a large supply and diversity of entertainment content from other suppliers. New DVD releases generally exceed several hundred titles a week. We believe this competition can be especially challenging for independent labels like us, because the new DVD releases of major studios often have extremely high visibility and sales velocity in the millions of units, and typically require much more shelf space to support.
Shelf space crunch at our “brick and mortar” retail customers is exacerbated by the arrival of a sole hi-definition DVD format – Blu-ray. The combination of vanilla discs, premium discs and special-edition boxed sets across up to two formats means that a release can come in as many six different configurations.
With the exception of our more popular new release titles and top-selling catalogue titles, it can be a challenge to obtain the product placement necessary to maximize sales, particularly among the limited number of major retailers who comprise our core “brick and mortar” customers. Additionally, we are beginning to perceive a retailer trend toward greater visibility for titles at the expense of quantity (i.e. “face out” rather than “spine out” DVD placement). This has the effect of reducing the total number of titles actually carried by a retailer.
For retailers, reconciling the expanding DVD catalog with limited shelf space is becoming increasingly urgent. Meanwhile, rights holders like Image and other non-studio content providers have a growing concern that many titles are simply not strong enough to secure shelf space.
Retailers are also increasingly expecting studios and independents to pay to secure display and shelf space within their stores. Even some successful Internet retailers now require paid participation in these types of programs in order to ensure visibility and positioning on their Web sites. Some of these programs can cost in excess of 5% of a retailer’s total order, although we may also realize significant advertising and marketing benefits from such programs, especially if they grant competitive benefits over other studios and independents that are unable or unwilling to participate. As competition in our industry continues to increase, we expect that more retailers will adopt these types of programs, which would result in downward pressure on our gross margins.
A key opportunity that presents itself is Blu-ray. With the format “war” (HD-DVD vs. Blu-Ray) finally ending in early 2008, consumers, retailers and vendors can focus on this emerging technology. All of the key retailers are carving out large areas within their music and movie departments to stock this next generation software. Older, higher profile catalogue titles along with most tent pole new releases are being released on Blu-ray. Suggested Retail Price and corresponding wholesale costs are currently higher with Blu-ray than standard DVD, so if there is the eventual “cannibalization” more revenue on a title by title basis should be realized. At this time Blu-ray is considered an additional source of revenue.
As shelf space at “brick and mortar” accounts decreases, we are experiencing growth in our sales to online businesses such as Amazon, Blockbuster.com and Netflix, which possess practically unlimited “virtual” shelf space. Generally, since these accounts purchase inventory as it is needed, we have experienced dramatically fewer returns compared to traditional “brick and mortar” retail businesses. By placing a greater emphasis on Internet marketing, we are driving a significant number of consumers toward these online companies.
Vendor Managed Inventory (VMI). Under a VMI system, product suppliers are responsible for monitoring, stocking, and fulfilling directly to individual retail stores and outlets. Larger retailers, who have been transacting business via VMI with the major studios for years, in some cases require and in others allow smaller independents (i.e. product suppliers other than major studios, music labels and “mini-majors”) to adopt this method of inventory management.

Our VMI systems provide timely and accurate sales and inventory data as well as empower us to maintain proper stocking levels at retail. In our largest consortium-based VMI engagement, with Best Buy, we have seen reduced returns and increased inventory turns. With respect to long-term benefits, we expect the implementation of VMI relationships with retail customers to:
•	sell more units and reduce returned items by better matching inventory to real-time demand;

•	reduce potential overproduction and excess inventory quantities by more accurately forecasting orders;

•	reduce processing and warehousing fees by maintaining a leaner supply chain; and

•	increase our importance as a direct supplier of participating retail partners.
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
Increasing Competition
The major studios remain consistent and prolific in their ability to bring new theatrical titles to retailers. They have large libraries of content to release on DVD. The additional promotional opportunities and open to buy dollars may be severely compromised by the new major theatrical programming, new independent suppliers and the vast catalogues of content controlled by the major studios.
INDUSTRY TRENDS
According to The Digital Entertainment Group (“DEG”), a Los Angeles-based, industry-funded nonprofit corporation that among other things provides updated information regarding entertainment formats to both the media and retail trade, total consumer spending on DVD (sell-through and rental) in calendar 2007 decreased 2.9%, to $23.4 billion, from $24.1 billion in calendar 2006. Consumers spent nearly $300 million on high definition discs in its first complete year in market. Rental transactions for DVD were flat at $7.5 billion.
We believe the consumer appetite for DVD is still very strong. While DVD and high definition media sales remained resilient with consumer spending in excess of $23.4 billion for the year. This tremendous sustainability underscores that the buying and renting of packaged media remains a core spending choice for U.S. consumers.
According to figures compiled by the DEG based on data from Consumer Electronics Association (CEA) retailers and manufacturers, an estimated 33 million DVD players were sold to U.S. consumers in 2007 – virtually the same amount as the previous year. More than 12 million DVD players sold in the fourth quarter alone – slightly more than in the previous year.
Since launch in spring 1997, some 230 million DVD players, including set-top and portable DVD players, Home-Theater-in-a-Box systems, TV/DVD and DVD/VCR combination players, have sold to consumers, bringing the number of DVD households to approximately more than 90 million (adjusting for households with more than one player). The DEG estimates that 60 percent of DVD owners have more than one player.
In spite of increased competition from online and other digital entertainment options, DVD and high definition packaged media were consumers’ preferred choice of entertainment in 2007. In fact, spending on home entertainment media was greater than that of music, video games and box office returns this past year. The DEG reports that it is enthusiastic about all of the available ways to deliver content to consumers, and is encouraged by the ongoing appetite that consumers have shown for packaged media. The DEG expects that success to be further buoyed in 2008 by the continued advancement of high definition and other digital platforms.

High definition media devices – including set-top box and game consoles – are now available in some 10,000 storefronts in North America. These players sold through nearly 4.5 million units since launch in 2006, according to numbers compiled by the DEG with input from retail tracking sources.
High definition Blu-ray players are available at some 7,500 storefronts and are marketed from leading manufacturers. The Los Angeles Daily News reported that some consumers are slow to adopt the Blu-ray format, which emerged victorious after last year’s format war with the HD-DVD format.
For more information on risks relating to competition, please refer to “Item 1A. Risk Factors—Risks Relating to Our Business” and “—Risks Relating to Our Industry.”
TRADEMARKS
We have obtained U.S. federal registrations for the following trademarks:
•	Image

•	Image Entertainment

•	the Image Entertainment logo

•	Image Music Group

•	the Egami Media logo

•	Image Entertainment Japan

•	Home Vision HVE Entertainment
In September 2007, we filed a U.S. federal trademark application for “One Village Entertainment.” Our only foreign trademark is a Japanese trademark for Image Entertainment Japan. It is our policy to protect and defend our trademark rights.
EMPLOYEES
As of June 2, 2008, we had 138 full-time employees (including Egami). Thirteen of our employees, including our four executive officers, are covered by employment agreements, with the remainder being at-will employees.
SEASONALITY
Our Results of Operations Fluctuate Based on Seasonality and Variability. We have generally experienced higher sales of DVDs and CDs in the quarters ended December 31 and March 31 due to increased consumer spending associated with the year-end holidays. Accordingly, our revenues and results of operations may vary significantly from period to period, and the results of any one period may not be indicative of the results of any future periods. In addition to seasonality issues, other factors have contributed to variability in our DVD and CD net revenues on a quarterly basis. These factors include:
•	the popularity of exclusive titles in release during the quarter;

•	timing of delivery or non-delivery of DVD or CD content or rights clearances by our content providers;

•	our marketing and promotional activities;

•	our rights and distribution activities;

•	the availability of retailer shelf-space;

•	the level of retailer open to buy dollars;

•	the extension, termination or non-renewal of existing distribution rights; and

•	general economic changes affecting the buying habits of our customers, particularly those changes affecting consumer demand for home entertainment hardware, packaged media and digital content.

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
Risks Relating to Our Business
We Have an Accumulated Deficit and May Incur Additional Losses. We sustained operating and net losses in fiscal 2008 and 2007, and net losses in fiscal 2006. We had an accumulated deficit of $45.4 million and a working capital deficit of $7.4 million at March 31, 2008. Due to the inherent unpredictability of high-profile content acquisition and competition for limited retail shelf space, we may incur losses again in the future. There can be no assurance that we will report net earnings in any future period.
Our Operating Liquidity Depends on our Ability to Borrow Against Our Revolving Line of Credit. Our cash collections are deposited into a lockbox with our lender. The deposited cash receipts are automatically swept to reduce our outstanding loan balance. Currently, all our operating working capital needs are financed through borrowings under our line of credit. Should the lender not provide funding under our line because of (i) an occurrence an Event of Default, as defined, (ii) non-compliance with our convenants, or (iii) because we have borrowed to the fullest extent of the line, a material adverse effect on our business, results of operations and financial condition would result.
We Have Only Limited Working Capital and Limited Access to Financing and We May Need Additional Funding to Continue Acquiring Desirable Programming. Our cash requirements continue to exceed the level of cash generated by operations and we may seek additional resources to support and expand our business, such as debt or equity financing. Availability of working capital is a substantial factor in our ability to produce and/or acquire new content. We may need to raise additional funds to acquire the rights to content or to create content we find desirable, particularly with respect to our competing for home entertainment rights to feature films. Therefore, maximizing available working capital is critical to our business operations.
Because of our history of losses and negative cash flows, our ability to obtain adequate financing on satisfactory terms may be limited. Our ability to raise financing through sales of equity securities depends on general market conditions and the demand for Image’s common stock. We may be unable to raise adequate capital through sales of equity securities, and if our stock has a low market price at the time of such sales our existing stockholders could experience substantial dilution. If adequate financing is not available or unavailable on acceptable terms, we may find we are unable to fund expansion, continue offering products and services, take advantage of acquisition opportunities, develop or enhance services or products, respond to competitive pressures in the industry which may jeopardize our ability to continue operations.
Our Credit Facility Contains Covenants that May Limit the Way We Conduct Business. Our $20 million credit facility with Wachovia Capital Finance Corporation (Western) contains various covenants limiting our ability to incur or guarantee additional indebtedness, pay dividends and make other distributions, pre-pay any subordinated indebtedness, make investments and other restricted payments, make capital expenditures, make acquisitions and sell assets. These covenants may prevent us from raising additional financing, competing effectively or taking advantage of new business opportunities. Under our credit facility, we are also required to maintain a specified financial ratio or maintain a minimum amount of borrowing availability. Additionally, our credit facility includes language that states that a materially adverse change in the business, assets or prospects would be considered an “Event of Default.” If we cannot comply with these covenants, or meet this ratio and other tests, or should an “Event of Default,” as defined, as determined and invoked by Wachovia, it could result in a default under our credit facility, and unless we are able to negotiate an amendment, forbearance or waiver, we could be required to repay all amounts then outstanding, which could have a material adverse effect on our business, results of operations and financial condition, depending upon our outstanding balance at the time.
We Have a High Concentration of Sales to Relatively Few Customers Which May Result In Significant Uncollectible Accounts Receivable Exposure. For the year ended March 31, 2008, Amazon.com, Inc., Anderson Merchandisers (which supplies Wal-Mart) and AEC One Stop Group accounted for approximately 15%, 13%, and 11%, respectively, of our net revenues. For the year ended March 31, 2007, Amazon.com, Inc., AEC One Stop Group, and Anderson Merchandisers accounted for 12%, 12% and 10%, respectively, of our net revenues. For the year ended March 31, 2006, Anderson Merchandisers accounted for 11% of our net revenues.
At March 31, 2008, AEC One Stop Group and Anderson Merchandisers accounted for 19% and 18%, respectively, of our gross accounts receivables. At March 31, 2007, AEC One Stop Group and Anderson Merchandisers accounted for 20% and 17%, respectively, of our gross accounts receivables. At March 31, 2006, Anderson Merchandisers and AEC One Stop accounted for 13% and 12%, respectively, of our gross accounts receivables. Additionally, our top five customers accounted for over 51% of our fiscal 2008 net revenues. Our top 25 customers accounted for approximately 90% of our fiscal 2008 net revenues. We cannot assure you that we will continue to maintain favorable relationships with our retailers and distributors or that they will not be adversely affected by economic conditions. If any of these retailers or distributors reduces or cancels a significant order, it could have an adverse effect on our business, results of operations and financial condition.

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
We Have a High Concentration of Sales From Relatively Few Titles. Our top five fiscal 2008 new release exclusive titles Jeff Dunham: Spark of Insanity DVD and CD, Shark Week: 20th Anniversary Collection DVD: Suburban Girl DVD, Caligula: Imperial Edition DVD and Gabriel Iglesis: Hot and Fluffy DVD accounted for approximately 13% of our fiscal 2008 net revenues. Our top ten fiscal 2008 new release exclusive titles accounted for approximately 18% of our fiscal 2008 net revenues. Although catalogue sales of these titles continue to be relatively strong, sales for these catalogue titles nevertheless have decreased over time and will probably continue to do so until our rights expire. If we cannot acquire titles of equal or greater strength and popularity, our future net revenues would be negatively impacted.
We May Not Be Successful In Acquiring Cast Driven Finished Feature Film Content or Selling Feature Film Content. We are primarily known as aggregator of exclusive distribution rights for eclectic non-feature film entertainment programming. We face competition from other distribution entities which are well known for acquiring and distributing this genre of programming. We face competition from better capitalized entities, such as the major motion picture and independent studios and may be unable to offer the same upfront money required to secure the rights for certain available programming. While we believe we have added key members of management and staff with feature film acquisition, sales and marketing talent and experience, we may not be ultimately successful in acquiring or selling feature film content competitively or to the extent of our current plans.
Our Current DVD and CD Genre Revenue Concentrations May Become Unpopular With Our Retail Customers and End-Consumers, Which May Adversely Affect Our Business. During fiscal 2008, 2007 and 2006, our DVD title genre revenue concentration was heavily weighted toward comedy, music and television-related DVD programming. We may not be able to successfully continue producing or acquiring content in the same genres, or achieve the same strength within the genres we were successful with, in fiscal 2008. If we cannot compete successfully in the home entertainment market for higher-profile DVD and CD content, our business may be adversely affected.
Inventory Obsolescence May Adversely Affect Our Business. We maintain a substantial investment in DVD and CD inventory, and if we overestimate the demand for a particular title, we may warehouse significant quantities of that title. Retained inventory occupies valuable storage space and may become obsolete as our distribution term for the title expires. Although we may sell such inventory at a deeply discounted price toward the end of the distribution term in order to recoup our manufacturing, storage and other costs, there is no guarantee that a market will exist for a given title, even at the deeply discounted price. Alternatively, we may renew the exclusive distribution rights to an expiring title, but there is no guarantee that we will be able to do so, or do so on terms acceptable to us. Additionally, our royalty and/or distribution fee agreements sometimes contain terms, such as minimum royalties per unit and music publishing fees, which effectively prevent us from steeply discounting the price on some titles. We have a strong history of renewing our exclusive rights under royalty and distribution fee agreements.
We May Not be Able to Recoup Advances That We Pay to Secure Exclusive Distribution Rights. Our most significant costs and cash expenditures relate to acquiring content for exclusive distribution and, less recently, the funding of content production or co-production for exclusive distribution. Most agreements to acquire content require up front advances against royalties or net profits expected to be earned from future distribution. The advance amounts are derived from our estimate of net revenues that will be realized from our distribution of the title or titles. Although these estimates are based on management’s knowledge of current events and actions management may undertake in the future, actual results may ultimately differ from those estimates. As a result of not performing up to our original estimates, we may (i) not recognize the expected gross margin or net profit, (ii) not recoup our advance or (iii) record accelerated amortization and/or fair value writedowns of film costs, including the advances paid.

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
We Have Direct and Indirect Foreign Currency Exchange Risk. Although our Sony BMG and Digital Site sublicense agreements are U.S. Dollar denominated, with these parties reporting to us and paying us in U.S. Dollars, the underlying Sony BMG sales transactions are in Euros and the underlying Digital Site sales transactions are in Yen. On June 9, 2008, the Euro was equivalent to approximately U.S. $1.58 and the Yen was equivalent to approximately U.S. $0.00953. Should the U.S. Dollar strengthen compared to either the Euro or the Yen, our sublicensors’ reported royalties to us on a title-by-title basis and in the aggregate would decline (assuming consistent unit sales) and thus reduce our revenues recognized.
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
Loss of Key Personnel May Adversely Affect Our Business. Our success greatly depends on the performance of our executive management, including President David Borshell, Chief Financial Officer Jeff Framer, Chief Acquisitions Officer Bill Bromiley and Executive Vice President, Operations and Chief Technology Officer Rick Eiberg. The loss of the services of our executive management or other key persons could have a material adverse effect on our business, results of operations and financial condition.
To Be Successful, We Need to Attract and Retain Qualified Personnel. Our success continues to depend to a significant extent on our ability to identify, attract, hire, train and retain qualified professional, creative, technical and managerial personnel. Competition for the caliber of talent required to acquire and distribute content continues to increase. We cannot assure that we will be successful in identifying, attracting, hiring, training and retaining qualified personnel in the future. If we are unable to do so, such inability would have a material adverse effect on our business, results of operations and financial condition.
Occurrence of Events for Which We Are Not Insured May Adversely Affect Our Business. We maintain insurance to protect ourselves against various risks related to our operations. This insurance is maintained in types and amounts that we believe to be reasonable depending upon the circumstances surrounding each identified risk. However, we may elect to limit coverage or not to carry insurance for some risks because of the high premiums associated with insuring those risks or for various other reasons. For example, we do not carry earthquake insurance in light of the steep increase in premiums in Southern California after the Northridge earthquake in January 1994. Occurrence of events for which we are not insured may affect our cash flows and overall profitability.

Risks Relating to Our Industry
The Standard DVD Format Has Matured. We believe that consumer interest in the DVD format is partly due to interest in building the consumer’s personal DVD library of desired entertainment programming. Although our exclusive titles have generally shown stable sales over extended periods, as consumers build their DVD libraries, or with the introduction of new home entertainment formats, our DVD sales may decline and adversely affect our operations. For more information regarding the trend of the DVD format maturation, see “Item 1. Business – Industry Trends” above.
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
Decreasing Retail Shelf Space May Limit Sales of Our Programming. We face increasing competition from major motion picture studios, music labels and other independent content suppliers for limited retail shelf space and retailer open to buy dollars. Our exclusive content competes for a finite amount of shelf space against a large supply and diversity of entertainment content from other suppliers. New DVD releases generally exceed several hundred titles a week. We believe this competition can be especially challenging for independent labels like us, because the new DVD releases of major studios often have extremely high visibility and sales velocity in the millions of units, and typically require much more shelf space to support.

Shelf space crunch at our “brick and mortar” retail customers is exacerbated by the arrival of a sole hi-definition DVD format — Blu-ray. The combination of vanilla discs, premium discs and special-edition boxed sets across up to two formats means that a release can come in as many six different configurations. With the exception of our more popular new release titles and top-selling catalogue titles, it can be a challenge to obtain the product placement necessary to maximize sales, particularly among the limited number of major retailers who comprise our core “brick and mortar” customers. The continued retailer trend toward greater visibility for titles at the expense of quantity (i.e. “face out” rather than “spine out” DVD placement) has the effect of reducing the total number of titles actually carried by a retailer.
For retailers, reconciling the expanding DVD catalog with limited shelf space is becoming increasingly urgent. Meanwhile, rights holders like Image and other non-studio content providers have a growing concern that many titles are simply not strong enough to secure shelf space.
For more information regarding decreasing retail shelf space due to DVD releases of major studios, see “Item 1. Business – Competition” above.
Our Prior Film Production Efforts May Not be Successful Financially. Our co-produced films are more expensive to create than our music and stand-up comedy event DVD co-productions, and the time between our expenditure of funds and receipt of revenues is longer. While much of our programming is sold to retailers, the financial success of our filmed programming will depend on our ability to generate higher sales to retailers who primarily rent programming such as Blockbuster, Movie Gallery, Hollywood Entertainment (now a wholly-owned subsidiary of Movie Gallery) and Netflix, as well as to mass merchants such as Wal-Mart, Costco and Target. Our filmed programming may not ultimately be as desirable to our target customers as we would hope, which would lead to lower than expected sales, decreased profit margins or losses.
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
Illegal Piracy May Reduce Our Revenues. The music industry is facing a major challenge in the form of illegal piracy resulting from Internet downloading and/or CD recorders. This piracy has negatively affected industry revenues and profits. Although we currently derive only 2% of our revenues from audio CDs, we are hopeful that our proportional revenues in this sector will increase. Additionally, according to Nielsen Media Research, just over 20% of U.S. TV households now have a digital video recorder (DVR). According to In-Stat, DVRs are gradually gaining greater market penetration: worldwide shipments of DVRs are estimated to reach 31.6 million units by 2011. As DVD recorders, DVRs and high-speed Internet connections become more popular, and the storage capacity of personal computers increases, we may face greater piracy concerns with respect to our core DVD business. Motion Picture piracy is already extensive in many parts of the world, and is made easier because of technological advances and the conversion of motion pictures into digital formats. The proliferation of unauthorized copies of these products may reduce the revenue we receive from our products, which may cause an adverse material effect on our business. Additionally, in order to contain this problem, we may have to implement elaborate and costly security and anti-piracy measures, which could result in significant expenses and loss of revenue. Even if implemented, we cannot assure that even the highest levels of security and anti-piracy measures will prevent piracy.

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
If DVD Cannot Compete Successfully with Other Formats of Home Entertainment, Our Revenues May Be Negatively Impacted. The DVD format competes with other formats of in-home entertainment, such as network, syndicated, cable and pay-per-view television, home satellite systems and video gaming systems. The DVD format also competes with new and emerging technologies in the entertainment industry, such as entertainment programming on the Internet, video on demand, high-definition television, and optical discs with greater storage capacity. These alternate home entertainment formats and emerging content delivery technologies could negatively impact the overall market for our DVD sales, especially if we are unable to continue to adapt and exploit the development and advancement of such technology.
If We Cannot Continue to Secure DVD Distribution Rights, Our Business May Be Materially Adversely Affected. We cannot assure you that we will be able to continue to secure DVD and other distribution rights on terms acceptable to us. For more information regarding our continuing ability to obtain DVD distribution rights, see “Item 1. Business – Competition” above. Major motion picture studios have normally not granted, nor are they expected to grant, exclusive DVD licenses to us for new releases and popular catalogue titles. Instead, the major motion picture studios will most likely continue to sell DVD titles directly to retailers. We expect to continue to license exclusive DVD and other home entertainment format content, but we cannot assure you that we can remain competitive against licensing entities with greater financial resources or that independent program suppliers will not distribute their programming themselves. In addition, our success will continue to be dependent upon our ability to identify and secure rights to exclusive content that appeal to consumers.
We May Not Possess Satisfactory Rights in Our Properties. Although we require satisfactory chain of title information to our exclusively licensed content, as well as E&O insurance and indemnification language from our content providers, the risk exists that some programs may have a defective chain of title. The validity and ownership of rights to some titles can be uncertain and may be contested by third parties, which may result in litigation which could result in substantial costs and the diversion of resources, and could have a material adverse effect on our business, results of operations and financial condition.
Changes in the Unites States, Global or Regional Economic Conditions Could Adversely Affect the Profitability of Our Business. A decrease in economic activity in the U.S. or in other regions of the world in which we do business could adversely affect demand for our films, thus reducing our revenue and earnings. A decline in economic conditions could reduce performance of our releases, and an increase in price levels generally, such as the rising price of gasoline, could result in a shift in consumer demand away from the entertainment we offer. This could adversely affect our revenues and increase our costs.

Legislative Actions, Higher Director and Officer Insurance Costs and Potential New Accounting Pronouncements are Likely to Cause Our General and Administrative Expenses to Increase and Impact Our Future Financial Condition and Results of Operations. In order to comply with the Sarbanes-Oxley Act of 2002, as well as changes to the NASDAQ listing standards and rules adopted by the Securities and Exchange Commission, we have been required to strengthen our internal controls, hire additional personnel and retain additional legal, accounting and advisory services, all of which have caused, and could continue to cause, our general and administrative costs to increase. In addition, insurers have increased and could continue to increase premiums for our directors’ and officers’ insurance policies. Our financial statements are prepared in accordance with U.S. generally accepted accounting principles. These principles are subject to interpretation by various governing bodies, including the Financial Accounting Standards Board (“FASB”), the Public Company Accounting Oversight Board (“PCAOB”), and the Securities and Exchange Commission (“SEC”), who create and interpret appropriate accounting standards. Changes in or new accounting standards could have a significant adverse effect on our results of operations.
We Depend on Third Party Shipping and Fulfillment Companies for the Delivery of Our Products. We rely on Arvato Digital Services (“Arvato”), our disc replication and fulfillment partner, to determine the best delivery method for our products. Arvato relies entirely on arrangements with third party shipping companies, principally UPS and Federal Express for small package deliveries and LTL carriers for larger deliveries, for the delivery of our products. The termination of arrangements between Arvato and one or more of these third party shipping companies, or the failure or inability of one or more of these third party shipping companies to deliver products on a timely or cost efficient basis from Arvato to our customers, could disrupt our business, reduce net sales and harm our reputation. Furthermore, an increase in the amount charged by these shipping companies could negatively affect our gross margins and earnings.
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
Risks Relating to Our Stock
Our Stock Price May Be Subject to Substantial Volatility, and You May Lose All or a Substantial Part of Your Investment. Our common stock is traded on The NASDAQ Global Market®. There is a limited public float, and trading volume historically has been limited and sporadic. Over the last year through June 13, 2008, the closing price of our common stock ranged between $1.09 and $4.47 per share on volume ranging from zero to over 2 million shares per day. As a result, the current price for our common stock is not necessarily a reliable indicator of our fair market value. The price at which our common stock will trade may be highly volatile and may fluctuate as a result of a number of factors, including, without limitation, the number of shares available for sale in the market, quarterly variations in our operating results, actual or anticipated announcements of new releases by us or competitors, the gain or loss of significant customers, changes in the estimates of our operating performance, and market conditions in our industry and the economy as a whole.
Any Future Sales of Equity May Significantly Impact the Market Price of Our Common Stock. We currently have S-8, S-3 and S-4 registration statements for the issuance of our securities in exchange for either cash or other securities on file with the SEC. Future sales of substantial amounts of our common stock, including shares that we may issue upon exercise of outstanding options and warrants, could adversely affect the market price of our common stock. Further, if we raise additional funds through the issuance of common stock or securities convertible into or exercisable for common stock, the percentage ownership of our stockholders will be reduced and the price of our common stock may fall.

If We are Unable to Conclude that our Internal Control over Financial Reporting is Effective, our Stock Price would be Negatively Impacted. Section 404 of the Sarbanes-Oxley Act of 2002 and the accompanying rules and regulations promulgated by the SEC to implement it require us to include in our Form 10-K an annual report by our management regarding the effectiveness of our internal control over financial reporting. The report includes, among other things, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. During this process, if our management identifies one or more material weaknesses in our internal control over financial reporting that cannot be remediated in a timely manner, we will be unable to assert such internal control is effective. While we currently believe our internal control over financial reporting is effective, the effectiveness of our internal controls in future periods is subject to the risk that our controls may become inadequate because of changes in conditions, and, as a result, the degree of compliance of our internal control over financial reporting with the applicable policies or procedures may deteriorate. If we are unable to conclude that our internal control over financial reporting is effective (or if beginning with our fiscal year ending March 31, 2010, our independent auditors disagree with our conclusion), we could lose investor confidence in the accuracy and completeness of our financial reports, which would have an adverse effect on our stock price.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Our headquarters are located in Chatsworth, California and consist of approximately 62,000 square feet on one floor of a multi-tenant building. The monthly rent is $1.34 per square foot, on a gross basis, or approximately $83,000 per month, and increases approximately 3% annually. The office lease has an initial 10-year term with two five-year options. The lease commenced on July 1, 2004. Although a base level of operating expenses is included in the rent payment, we will be responsible for a percentage of actual annual operating expense increases capped at 5% annually.
We had leased our 76,000 square foot warehouse and distribution facility located in Las Vegas, Nevada for the majority of fiscal 2008 at a monthly lease cost of approximately $50,000. On February 15, 2008, we entered into a Termination of Lease Agreement to terminate our Las Vegas, Nevada distribution facility lease agreement, effective January 1, 2008. As a result of the lease termination, we are not financially responsible for the remaining aggregate lease payments over the remaining term of the lease totaling approximately $2.7 million through November 4, 2012, plus related expenses.
In connection with the lease termination, we paid the landlord a termination fee of $275,000. Also in connection with the lease, we paid a brokerage fee of approximately $140,000.
We believe that our current office is adequate to meet our needs, and that additional facilities will be available for lease, if necessary, to meet our future needs.
ITEM 3. LEGAL PROCEEDINGS
BTP Acquisition Company — Termination Fee Litigation
This was an action brought by Image in the Delaware Court of Chancery on February 11, 2008, against BTP Acquisition Co., LLC (“BTP”) and its subsidiary IEAC, Inc., for breach of a merger agreement with Image, based on BTP’s failure to close the merger in accordance with the terms of the merger agreement.  Image sought recovery of the $4.2 million “Business Interruption Fee” (“BIF”) and attorney fees, pursuant to the merger agreement.
On March 28, 2008, the defendants answered the Complaint, denying the principal allegations.  At the same time, BTP, IEAC and CT1 Holdings, LLC (“CT1”) filed counterclaims against Image asserting, among other claims, breach of the merger agreement and sought payment of the $1.5 million termination fee from Image pursuant to the merger agreement.
See “Subsequent Event — BTP Litigation Settlement Agreement and Mutual Release” below.
BTP Acquisition Company/CT1 Holdings — Output Distribution Agreement Litigation
On January 24, 2008, Image filed a complaint in the Los Angeles Superior Court against CT1 Holdings, LLC; BTP Acquisition Company, LLC; Capitol Films, U.S., LLC; and ThinkFilm (“Defendants”) for breach of contract and declaratory relief seeking a judicial declaration that the Output Distribution Agreement dated December 7, 2007 (“Distribution Agreement”) by and between Image, on the one hand, and CT1 Holdings, LLC (“CT1”), on the other hand, was in full force and effect as a result of CT1’s anticipatory breach of that agreement, and damages in connection with a claim for breach of contract.

On January 25, 2008, CT1 formally gave notice of its purported termination of the Distribution Agreement. As a result of an arbitration clause contained in the Distribution Agreement, on February 6, 2008, Image filed a Demand for Arbitration before JAMS alleging claims for declaratory relief and breach of contract.
On March 17, 2008, CT1 filed a cross-complaint in the LASC action against Image for breach of contract, fraud in the inducement, interference with prospective economic advantage and other torts, seeking damages and an adjudication that the Output Distribution Agreement was terminated.
On June 4, 2008, Image won its motion to compel arbitration.
See “Subsequent Event — BTP Litigation Settlement Agreement and Mutual Release” below.
Subsequent Event — BTP Litigation Settlement Agreement and Mutual Release
On June 24, 2008, the Company, BTP and its affiliates entered into a Settlement Agreement and Mutual Release (“Settlement Agreement”). Pursuant to this agreement, Image and all “CT1 Parties” (including CT1 Holdings, Capitol Films US, ThinkFilm, BTP, and David Bergstein) released each other from all claims pertaining to the merger agreement and the Distribution Agreement (each among Image and various parties to the Settlement Agreement), and dismissed with prejudice all related lawsuits and actions in Los Angeles Superior Court, Delaware Court of Chancery and the JAMS arbitration.
Pursuant to the Settlement Agreement, the $3 million held in trust in connection with certain extensions to the merger agreement was disbursed $2 million to Image and $1 million plus accrued interest to BTP. As part of the settlement, the parties agreed not to pursue the disposition of any of the contested termination or business interruption fees.
Simultaneous with the execution of the Settlement Agreement, the parties amended their existing Distribution Agreement and an interim agreement to provide terms for Image to continue distribution of certain ThinkFilm and Capitol titles that Image had acquired under the original Distribution Agreement.
Lions Gate Films, Inc. v. Image Entertainment, Inc. and Subsequent Event Dismissal
On February 21, 2008, Lions Gate Films, Inc. (“Lions Gate”) filed a lawsuit against Image in Los Angeles Superior Court asserting causes of action for intentional interference with contract and conspiracy to commit intentional interference with contract.  The causes of action related to Lions Gate’s contention that Image improperly obtained the video distribution rights to the film entitled “Before the Devil Knows You’re Dead.”  The complaint sought compensatory and punitive damages, as well as injunctive relief.
On June 25, 2008, shortly after Lions Gate’s motion for a temporary restraining order (seeking to stop Image from releasing the film on home entertainment formats) was denied, Lions Gate filed a dismissal without prejudice of the lawsuit relating to this matter.
Image Entertainment, Inc. v. Relativity Media, LLC and Subsequent Event Settlement
On April 7, 2008, Image filed a lawsuit against Relativity Media, LLC in Los Angeles Superior Court for breach of contract and fraud against Relativity relating to a home video distribution agreement entered into between the parties in August 2006. The complaint sought compensatory and punitive damages.
The parties have agreed to the fundamental terms of a settlement agreement. The settlement agreement is expected to be executed, and the lawsuit dismissed, on or around July 2.

Dismissed Shareholder Complaint
On April 10, 2007, a purported class action shareholder complaint entitled Henzel v. Image Entertainment, Inc., et al. was filed against us and certain of our officers and members of our Board in the Superior Court of the State of California, County of Los Angeles. On August 9, 2007, the complaint was dismissed without prejudice by the plaintiff. Under our directors’ and officers’ liability insurance policies, we were financially responsible for legal fees incurred in defending this lawsuit up to our $250,000 deductible limit, the entirety of which has been included in general and administrative expenses for the fiscal year ended March 31, 2008.
Other Matters
In the normal course of business, we are subject to proceedings, litigation and other claims, including proceedings under government laws and regulations relating to employment and tax matters. While it is not possible to predict the outcome of these matters, it is the opinion of management, based on consultations with legal counsel, that the ultimate disposition of known proceedings will not have a material adverse impact on our financial position, results of operations or liquidity.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
On March 28, 2008, the Company held its Annual Meeting of Stockholders. Of the 21,755,718 shares eligible to vote, 17,322,092 shares, or 79.62%, appeared by proxy and established a quorum for the meeting. The stockholders were voting on Election of Class I Directors, M. Trevenen Huxley and Robert J. McCloskey, and Ratification of the selection of BDO Seidman LLP as the Company’s independent registered public accounting firm. The proposals listed in the table below were approved by the stockholders.

	VOTES FOR	VOTES AGAINST	VOTES WITHHELD	NOT VOTED
1. Election of Class I Directors
M. Trevenen Huxley	16,028,913	—	1,293,179	—
Robert J. McCloskey	16,027,763	—	1,294,329	—

	VOTES FOR	VOTES AGAINST	VOTES WITHHELD	NOT VOTED
2. Ratification of selection of BDO Seidman, LLP as the Company’s independent registered public accounting firm	17,251,334	64,309	6,449	—

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock trades on The NASDAQ National Market® under the symbol DISK. The table below presents the quarterly high and low closing prices on the NASDAQ during the past two fiscal years.

Fiscal Year Ended March 31, 2008	High	Low
Quarter ended June 30, 2007	$4.340	$4.170
Quarter ended September 30, 2007	$4.380	$4.040
Quarter ended December 31, 2007	$4.470	$3.500
Quarter ended March 31, 2008	$3.590	$1.110

Fiscal Year Ended March 31, 2007	High	Low
Quarter ended June 30, 2006	$3.950	$3.500
Quarter ended September 30, 2006	$3.850	$3.420
Quarter ended December 31, 2006	$3.650	$3.260
Quarter ended March 31, 2007	$4.190	$3.050
Stockholders
As of June 13, 2008, there were approximately 21,855,718 shares of our common stock issued and outstanding, which were held by approximately 1,199 holders of record. As of our last record date, February 26, 2008, we estimate there were 3,171 beneficial owners of our common stock.
Dividend Policy
Our Loan and Security Agreement with Wachovia Capital Finance Corporation (Western) (“Wachovia”), as amended, prohibits our payment of dividends. For more information on these restrictions, please refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.” We have never paid a cash dividend on our common stock, and we presently intend to retain future earnings (if any) for business development.
Stock Performance Graph
The graph below compares our cumulative total return, the NASDAQ Composite Index and our selected peer group for the five-year period ended March 31, 2008. The peer group consists of Handleman Company, Trans World Entertainment Corporation, Navarre Corporation, Lions Gate Entertainment Corp. and Genius Products, Inc. The graph assumes an initial investment in us of $100 on March 31, 2003, in the NASDAQ U.S. Market Index, and in the peer group. The graph also assumes reinvestment of dividends, if any. The stockholder return shown on the graph below should not be considered indicative of future stockholder returns, and we will not make or endorse any predictions of future stockholder returns.

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN*
AMONG IMAGE ENTERTAINMENT, INC., THE NASDAQ COMPOSITE INDEX,
AND OUR PEER GROUP

*	$100 invested on 3/31/03 in stock or index-including reinvestment of dividends. Fiscal year ending March 31.

	3/03	3/04	3/05	3/06	3/07	3/08

Image Entertainment, Inc.	100.00	139.83	231.78	156.78	177.54	71.19
NASDAQ Composite	100.00	151.41	152.88	181.51	190.24	177.63
Peer Group	100.00	238.58	318.22	221.99	240.74	167.28

ITEM 6. SELECTED FINANCIAL DATA
The selected financial data presented below was derived from our consolidated financial statements and should be read in conjunction with the financial statements, the notes thereto and the other financial information included therein, all of which is contained in complete form in “Item 8. Financial Statements and Supplementary Data.”

	Years Ended March 31,
(In thousands, except per share data)	2008	2007	2006	2005		2004
Statement of Operations Data:
Net revenues	$95,818	$99,751	$111,902	$118,383		$84,840
Operating costs and expenses	115,488 [1]	109,885 [2]	111,378 [3]	112,380	[4]	85,106
Earnings (loss) from operations	(19,670)	(10,134)	524	6,003		(266)
Interest expense, net	3,341	2,434	707	665		818
Other expense (income)	(4)	—	(3)	49		(213)
Earnings (loss) from continuing operations before income taxes	(23,011)	(12,568)	(180)	5,289		(871)
Income tax expense	42	43	27	162	[5]	6,244 [6]
Earnings (loss) from continuing operations	(23,053)	(12,611)	(207)	5,127		(7,115)
Loss from discontinued operations	—	—	—	—		2,441
Net earnings (loss)	$(23,053)	$(12,611)	$(207)	$5,127		$(9,556)
Earnings (loss) per share:
Continuing operations
Basic	$(1.06)	$(.59)	$(.01)	$.27		$(.39)
Diluted	$(1.06)	$(.59)	$(.01)	$.26		$(.39)
Discontinued operations
Basic and diluted	$—	$—	$—	$—		$(.13)
Earnings (loss) per share:
Basic	$(1.06)	$(.59)	$(.01)	$.27		$(.52)
Diluted	$(1.06)	$(.59)	$(.01)	$.26		$(.52)
Weighted average shares outstanding
Basic	21,734	21,482	21,273	19,100		18,250
Diluted	21,734	21,482	21,273	19,912		18,250

[1]	Includes (i) a $10.4 million fourth quarter charge in accelerated amortization and fair value writedown of film costs primarily related to the maturation of the DVD marketplace and related contraction in available shelf space for previously released programming, (ii) $2.2 million in legal, investment banking and other expenses associated with negotiations, related disputes and the eventual termination of the proposed merger agreement between us and BTP Acquisition Company LLC, as further set forth in “Note 13. Commitments and Contingencies - Legal Proceedings”, (iii) a $979,000 charge for the value of the retirement package to our CEO, who resigned and the severance commitment for two employees who left our employ at March 31, 2008 and (iv) $1.0 million in charges associated with the closure of our Las Vegas, distribution facility and termination of the lease ($612,000 in restructuring costs and $400,000 in accelerated depreciation and amortization of property, plant and equipment).

[2]	Includes a (i) $2.2 million write-off of assets relating to our distribution agreement with Source Entertainment, Inc. which filed for bankruptcy protection in May 2007, (ii) $1.4 million in legal, investment banking and other expenses associated with negotiations, related disputes and the eventual termination of the proposed merger agreement between us and BTP Acquisition Company LLC, as further set forth in “Item 3. Legal Proceedings”, (iii) $634,000 in fees and expenses associated with the Lion’s Gate proxy contest and Special Committee of our Board, (iv) $488,000 in severance and UK office closure costs and (v) a net $432,000 charge associated with the Chapter 11 filing MTS (Tower Records).

[3]	Includes a $1,566,000 charge associated with the Chapter 11 filing of Musicland Holding Corp. and a $248,000 impairment charge associated with software not utilized. Also includes a $562,000 credit to cost of sales from the reversal of an over accrual for music publishing liabilities associated with a DVD series.

[4]	Includes a $499,000 non-recurring noncash credit related to the discontinuation of our international distribution of DVDs through subdistributors.

[5]	Income tax expense reflects the use of net operating losses against taxable income.

[6]	Income tax expense reflects establishing a valuation allowance against 100% of net deferred tax assets.

	March 31,
(In thousands)	2008	2007	2006	2005	2004
Balance Sheet Data:
Total assets	$84,813	$90,696	$87,675	$75,186	$64,132
Long-term debt and capital leases, excluding current portion and debt discount	16,437	22,151	—	—	1,333
Net stockholders’ equity	7,226	29,580	41,643	41,833	22,335

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read together with our disclaimer on “Forward-Looking Statements,” “Item 1. Business,” “Item 1A. Risk Factors,” “Item 6. Selected Financial Data” and the consolidated financial statements, the related notes thereto and other financial information contained elsewhere in this Annual Report.
Overview
Revenue Sources. Our primary source of revenues continues to be derived from the acquisition and distribution of exclusive DVD content in North America, which accounted for approximately 94%, 93% and 90% of our overall net sales in fiscal 2008, 2007 and 2006, respectively.
Revenues derived from digital distribution of our exclusive content rights are beginning to grow. Net revenues generated by Egami totaled $2,148,000, $1,214,000 and $178,000 in fiscal 2008, 2007 and 2006, Egami’s first full year of operation, respectively.
Revenues derived outside the U.S. and Canada are considered international and primarily represent proceeds from sublicenses with Sony BMG, Warner Music and Digital Site from the distribution of our exclusive DVD content.
Cost Structure. Our most significant costs and cash expenditures relate to acquiring content for exclusive distribution and, less recently, the funding of content production or co-production for exclusive distribution. Additionally, we incurred substantial legal, investment banking and other expenses during this fiscal year related to the final negotiations, related disputes and the eventual termination of the proposed merger agreement between us and BTP Acquisition Company LLC, as further set forth in “Item 3. Legal Proceedings” above.
Acquisition of Exclusive Rights. We are now acquiring primarily North American distribution rights to completed feature films while maintaining our core content rights acquisition focus on genres that have been successful in the past. We continue to seek out early trend opportunities in advance of mainstream acceptance in an effort to keep acquisition costs lower by bringing titles to market before spikes in demand drive up acquisition costs, especially in growing genres such as urban and Latin where we possess significant expertise. We obtain our content from a variety of sources, including, but not limited to, content rights holders, producers, business management firms, law firms, talent agencies, independent film studios and record labels, the artists themselves and content finders.
Agreements to acquire programming typically come in the form of an exclusive license agreement, where we either pay royalties or alternatively we receive distribution fees and pay net profits after recoupment of our upfront costs. We generally base our offers of advances against future royalties (or, for distribution agreements, advances against future net profit payments and in many cases production funding) on the expected success of a title’s performance at retail, actual cost of the production, and competition for the title’s exclusive distribution rights.
Fiscal 2008 Highlights:
•	Consolidated net revenues decreased 3.9% to $95,818,000, from net revenues of $99,751,000 for fiscal 2007.
•	Digital distribution revenues grew 76.9% to $2,148,000, compared to $1,214,000.
•	Consolidated gross profit margins were 10.8%, compared to 17.8% for fiscal 2007.
•	The gross profit margins in fiscal 2008 are inclusive of the $10.4 million fourth quarter charge. See “Recent Events — Maturation of DVD Marketplace, Resulting Acceleration of Amortization and Fair Value Writedown of Film Costs at March 31, 2008” below. This total charge negatively impacted gross margins in fiscal 2008 by 10.9%.

•	The gross profit margins in fiscal 2007 are inclusive of the $2.2 million write-off of assets. The Source asset impairment write-down negatively impacted gross profit margins in fiscal 2007 by 2.2%.
•	Consolidated selling expenses approximated 10.9% of net revenues, marginally up from 10.5% of net revenues for fiscal 2007.

•	Consolidated general and administrative expenses were $19,014,000, up 9.2% from $17,407,000 for fiscal 2007. Fiscal 2008 included:
•	$1,918,000 in BTP-related expenses, compared to $1.4 million during fiscal 2007. See “Recent Events — Termination of Definitive Agreement to Sell Image to BTP; Output Distribution Agreement with BTP-Affiliate CT1; and Related Disputes” and “Subsequent Event — BTP Litigation Settlement Agreement and Mutual Release” below.

•	$979,000 in severance and retirement package charges. See “Recent Events — Resignation of CEO and Appointment of New President” below.

•	$400,000 in accelerated depreciation and amortization of property, plant and equipment. See “Recent Events — Fulfillment Services Agreement, Closure of Las Vegas Facility and Lease Termination” below.

•	$384,000 in Sarbanes-Oxley Section 404 compliance consulting

•	$346,000 in legal settlement expenses relating to an executive officer’s separation of employment

•	$250,000 in legal expenses associated with the dismissed stockholder complaint relating to the proposed BTP merger agreement.
•	Restructuring expenses of $612,000 relating to the closure of our Las Vegas, Nevada distribution facility.
•	$364,000 in involuntary employee termination.

•	$248,000 in lease termination expenses.
•	Noncash interest expense totaled $1,666,000 and $1,273,000 associated with our manufacturing advance and convertible debt and warrant issues in fiscal 2008 and 2007, respectively.

•	Our net loss was $23,053,000 ($1.06 per diluted share), compared to a net loss of $12,611,000 ($.59 per diluted share) for fiscal 2007.

•	On May 4, 2007, we entered into a three-year Loan and Security Agreement with Wachovia Capital Finance Corporation (Western) (“Wachovia”), which provided us with a revolving line of credit of up to $15 million based upon eligible receivables.
•	In April 2008, we amended our May 2007 Loan and Security Agreement with Wachovia to increase our maximum borrowing availability under our revolving line of credit to $20 million, up from $15 million and reduce minimum financial covenant levels on a going forward basis.
•	On November 1, 2007, we replaced our existing exclusive distribution agreement with The Criterion Collection with a new agreement which, among other things, extends the term of our exclusive relationship through July 31, 2013. See “New Exclusive Distribution Agreement with the Criterion Collection” below.

•	On December 18, 2007, Image and Entertainment One (“E1”), including its subsidiaries Seville Pictures and Paradox Entertainment, reached an exclusive agreement to renew and expand our existing output agreement providing E1 with the Canadian rights to our upcoming product in the areas of theatrical, home entertainment, television and digital through 2012.

•	On February 5, 2008, our Board of Directors approved an amendment to its Rights Agreement, dated as of October 31, 2005 to, among other things, amend the definition of “acquiring person” in Section 1 of the Rights Agreement to decrease the threshold of percentage ownership of our common stock in the definition from 30% to 15%.

•	On April 1, 2008, we announced the retirement of then CEO Martin W. Greenwald and that then COO David Borshell was promoted to President.

•	On April 3, 2008, we announced two new additions to the executive management team - Bill Bromiley as Chief Acquisitions Officer and Rick Eiberg as Senior Vice President, Operations and Chief Technology Officer.

•	On June 24, 2008, the Company, BTP and its affiliates entered into a Settlement Agreement and Mutual Release. Pursuant to the Settlement Agreement, the $3 Million held in trust in connection with certain extensions to the Merger Agreement was disbursed $2 million to Image and $1 million plus accrued interest to BTP. As part of the settlement, the parties agreed not to pursue the disposition of any of the contested termination or business interruption fees.

•	On June 25, 2008, shortly after Lions Gate’s motion for a temporary restraining order (seeking to stop Image from releasing the film on home entertainment formats) was denied, Lions Gate filed a dismissal without prejudice of the lawsuit relating to this matter.
The highlights above are intended to identify some of our more significant events and transactions during our fiscal year 2008, and recent events which occurred after the fiscal year end. However, these highlights are not intended to be a full discussion of our results for the year. These highlights should be read in conjunction with the following discussion of “Results of Operations” and “Liquidity and Capital Resources” and with our consolidated financial statements and footnotes accompanying this Annual Report.
We will continue seeking the highest-quality programming available to independents such as ourselves to market and distribute in many genres. The following list identifies some of our higher-profile titles released in fiscal 2008, as well as some projected higher-profile titles scheduled for release in fiscal 2009:
See following page

Titles Released in Fiscal Year 2008

DVD Titles
Comedy:
Jeff Dunham: Spark of Insanity
The Axis of Evil Comedy Tour
Steven Wright: When the Leaves Blow Away
Joe Rogan Live
Comedians of Comedy
Daniel Tosh: Completely Serious
Gabriel Iglesias: Hot & Fluffy
Mike Marino: New Jersey’s Bad Boy of Comedy
Bob & Tom Comedy All Stars Tour
Tommy Tiernan: Something Mental
Doug Stanhope: No Refunds
TV (Discovery Channel):
Survivorman
Shark Week: 20th Anniversary Collection
Dirty Jobs Collections 1 & 2
Man vs. Wild
Mythbusters: Collections 1 &2
Deadliest Catch: Seasons 2 & 3
Passport to Europe with Samantha Brown: Multiple Titles
Music-Related:
Dinosaur Jr.: Live in the Middle East
Sammy Hagar: Live in St. Louis
Beatles’ Biggest Secrets
Moody Blues: Classic Artists
Yes: Classic Artists
Dionne Warwick Live
Junior Wells: Blues Legends
Urban:
The Notorious B.I.G.: Bigger Than Life
Beef 4 (QD3 Collection)
Holla at Me
Lord Help Us
Ganked
Bling

Features/Other:
Suburban Girl
Sisters
Fingerprints
Bugs! A Rainforest Adventure (IMAX)
Darwin’s Nightmare
David and Lisa
Zatoichi: The Blind Swordsman Vol. 1-4
Hunchback of Notre Dame: The Ultimate Edition (Silent Lon Chaney Classic)
Shaolin Family Soccer (Foreign)
51 Birch Street
Cabinet of Dr. Caligari (2005)
Nailed (Horror)
Surveillance
Splinter
Soul’s Midnight
Caligula: Imperial Edition
Driftwood
Undead or Alive
Criterion Branded:
The Last Emperor
Stranger Than Paradise
Sansho the Bailiff
The Third Man
Ace in the Hole
La Jetee: Sans Soleil
House of Games
Army of Shadows
Robinson Crusoe on Mars
The Documentaries of Louis Malle
Three Films by Hiroshi Teshigahara
Days of Heaven
Two-Lane Blacktop
Breathless
Berlin Alexanderplatz
CD Titles
Megadeth: That One Night: Live in Buenos Aires
Willie Nelson: Live at Billy Bob’s Texas: Limited Edition
CD/DVD

Projected Titles for Release in Fiscal Year 2009

DVD Titles
Comedy:
Kevin Downey, Jr.: I’m Not Gay, But Don’t Stop
Jeff Dunham: Christmas Special
Comedy Jump Off: The Latino Explosion
Al Ducharme: Spineless and Lovin’ It
Rita Rudner: Live from Las Vegas
Steve-O: Out on Bail
Drew Hastings: Irked & Miffed
Bill Burr: Why Do I Do This?
Ralphie May
Louis CK
TV (Discovery Channel):
Fearless Planet
When We Left Earth: The NASA Missions
Shark Week: Ocean of Fear
Dirty Jobs: Collection 3
Storm Chasers: Perfect Disaster
Human Body: Pushing the Limits
Battlefield Diaries
Into Alaska with Jeff Corwin (Travel Channel)
Mythbusters: Collection 3
Man vs. Wild
Josh Bernstein
Iditarod
Deadliest Catch: Collection 3
Music-Related:
Farm Aid: 20th Anniversary
Mariah Carey: The Adventures of Mimi
Gigantour 2
Company
Experience Hendrix: Jimi Hendrix
Story of the Year: Our Time Is Now (Two Years in the Life of...)
Jethro Tull: Classic Artists
The Who: At Kilburn: 1977
Urban:
Ghostride the Whip
Love & Other Four Letter Words
Death Toll (DMX)
Life & Lyrics
Che
I’m Through with White Girls
South of Pico
2 Turntables & a Mic
Sports — ProElite (MMA):
Elite XC: Shamrock vs. Baroni
Elite XC: Destiny (Gracie vs. Shamrock)
Elite XC: Renegade (Diaz vs. Noons)
Elite Presents — ShoXC: Onslaught
Elite XC: Street Certified (Kimbo vs. Tank)
Elite XC: Uprising (Rua vs. Lawler)

Features/Other:
Before the Devil Knows You’re Dead
The Chosen One
Then She Found Me
Stuck
The Walker
The Secret
Dead Fish
Nanking
War Dance
Numb
My Name Is Bruce
The Color of Freedom
The Air I Breathe
Organizm
Love & Other Disasters
Love for Sale
Encounters at the End of the World
Battle for Haditha
Banshee
$5 Dollars a Day
My Sexiest Year
The Last Word
The Passage
Careless
The Tracey Fragments
Six Reasons Why
Autumn Hearts: A New Beginning
Peaches
Walker Payne
Re-cycle
Taxi to the Dark Side
The Riddle
Criterion Branded:
The Thief of Bagdad
Mon Oncle Antoine
Trafic
Before the Rain
Patriotism
Mishima: A Life in Four Chapters
Classe Tous Risques
Missing
Salo
Bottle Rocket
El Norte
Spy Who Came in from the Cold
Hit
White Dog
Paris, Texas
Wings of Desire
CD Titles
Mint Condition: E-Life
Gigantour 2
Susan Gibson: New Dog Old Tricks
A Catered Affair

Recent Events
Maturation of DVD Marketplace, Resulting Acceleration of Amortization and Fair Value Writedown of Film Costs at March 31, 2008
As noted in “Item 1. Business-Industry Trends” above, the DVD marketplace experienced the first noticeable year-over-year decline for the category since the format debuted in 1997. Home Media Magazine reported in our fourth quarter that Nielson VideoScan scan showed a noticeable decline in DVD units actually sold through to consumers in 2007. Image, with its catalog of more than 3,500 DVD titles and rights to hundreds of high definition masters which will be released in the new Blu-ray Disc® (“Blu-ray”) format, is primarily a non-“hits” exclusive DVD distributor. Our sales of previously released (catalogue) titles continue to be negatively impacted by the maturation of the DVD marketplace and with it, declining shelf space dedicated to previously released programming.
We are extremely optimistic about our new release business, especially now that we are adding cast driven feature film distribution for the first time in fiscal 2009 as described in “Feature Film Division Infrastructure Additions — Fiscal 2009 Expansion Initiative” below. We are also optimistic that we can maintain and even grow revenues from our established brands like The Criterion Collection and Discovery Channel. We are optimistic that we can grow our digital and worldwide broadcast revenues generated by our exclusive titles as well.
With retail shelf space continuing to decline and more space being allocated for major studio releases and now, the high definition format winner, Blu-ray, we are relying on growing sales to our Internet retailers, with virtual shelf space and sophisticated search engines, to replace declining catalogue sales from our traditional “brick and mortar” retail customers. We are additionally relying on growing digital revenues to replace declining catalogue sales as well. While our revenues from Internet retailers are growing, they are not yet replacing declining sales of catalogue programming to our “brick and mortar” retail customers. While our digital revenues are growing extremely fast, they have not grown fast enough in terms of absolute dollar growth to replace declining catalogue sales to our “brick and mortar” customers. Given the immaturity of the digital industry, we cannot use significantly higher forecasts of our expected digital revenue growth to offset what we now see to be permanent declines in our packaged goods catalogue revenues. Shelf space allocated to CD titles continues to shrink as full album CD sales are negatively impacted by less expensive direct digital downloading on a song-by-song basis.
Management believes it’s prudent at this time, with the first time decline in DVD growth (the marketplace maturation point — as reported in our fiscal fourth quarter), the changing retail landscape and the continuing non-temporary overall decline in Image’s catalogue revenues to more significantly adjust estimates of ultimate revenues by re-evaluating the lifecycle of our DVD and CD content. While we are optimistic regarding growth in revenues derived from Blu-ray distribution, we don’t currently believe that the format will grow quickly enough to offset the decline experienced with revenues derived from older previously released titles.
SOP-002 requires that management re-evaluate ultimate revenue projections on a periodic basis, which we have done for every past publicly reported period end. Such re-evaluation has resulted in fair value writedowns of CD and DVD carrying costs as well as accelerated amortization and fair value writedown of other film costs, such as unrecouped advance royalties and distribution fees, production costs and music publishing. These accelerated amortization and fair value writedowns have significantly contributed to Image’s losses over the last several years. For fiscal 2008, Image recorded $13.3 million in accelerated amortization and fair value writedown of its film costs, representing $8.4 million in accelerated amortization and fair value writedowns of advance royalty and distribution fees and $4.9 million in fair value writedowns of inventory. Of those amounts $7.2 million and $3.2 million were recorded in the fourth quarter, respectively. For fiscal 2007, Image recorded $3,330,000 in accelerated amortization and fair value writedowns of advance royalty and distribution fees and $1,866,000 in fair value writedowns of inventories.
The sales lifecycle of a title, on average, follows a curve that begins at new release peak levels, followed by phases in which velocity diminishes, ultimately “tailing” off as the title approaches the end of its agreement term. The decreases in velocity after the first year are significantly less than after initial release, resulting in what is often called the “long tail” of the entertainment lifecycle. As the majority of Image’s catalogue of more than 3,500 DVD titles were released over a year ago, most fall into the category of catalogue or “long tail” product. While we experience continuing “tail” sales, with shelf space becoming continually more constrained, we must reflect a much thinner “tail.”

Accordingly, as a result of this re-evaluation of ultimate revenues, Image has recorded additional charges to cost of sales during the quarter ended March 31, 2008 of $10.4 million, representing accelerated amortization and fair value writedown of its film costs, including inventories ($3.2 million) and advance royalties and distribution fees ($7.2 million).
Much of the adjustment was for deeper catalogue titles which inventory and unrecouped advance royalties and distribution fees were paid for in prior fiscal years.
Termination of Definitive Agreement to Sell Image to BTP; Output Distribution Agreement with BTP-Affiliate CT1 Holdings, LLC; and Related Disputes
BTP-related expenses increased to $2.2 million for fiscal 2008. The expenses consisted of legal, investment banking and other related expenses associated with the negotiations, related disputes and the eventual termination of the proposed merger agreement between us and BTP.
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
On September 19, 2007, we filed our definitive proxy statement for the merger with the Securities and Exchange Commission (“SEC”). On October 22, 2007, our stockholders adopted the amended and restated merger agreement and approved the securities issuance proposal, which provided BTP a right to receive warrants to purchase up to 8,500,000 shares of our common stock and a right for BTP to elect to purchase up to an aggregate 21 million shares of our common stock and shares of our convertible preferred stock, less the number of shares of common stock issuable upon exercise of any warrants that may be issued to BTP. We expected the transaction to close by November 6, 2007.
Beginning on November 6, 2007, and subsequently on November 15, November 28, December 3, December 7, January 14 and February 1, 2008, at the request of BTP, our Board of Directors agreed to extend the closing date for the acquisition. All other terms of the amended and restated merger agreement remained unchanged.
•	In connection with the December 7, 2007 extension, BTP deposited $2 million in a trust account. In consideration with the extension, Image entered into a multi-year feature film output distribution agreement with CT1 Holdings, LLC (“CT1”), an affiliate of David Bergstein and the parent company of ThinkFilm and Capitol Films. The distribution agreement covered various new film productions and certain existing film libraries controlled by CT1.

•	In connection with the January 14, 2008 extension, BTP deposited an additional $1 million in a trust account. This deposit, combined with the $2 million deposited by BTP in December in connection with the prior extension, increased the total deposit received from BTP and held in trust to $3 million.
On February 5, 2008, we delivered a notice of termination of the amended and restated merger agreement to BTP and demanded the prompt payment of the $4.2 million business interruption fee required by the merger agreement. We also requested that R2D2, LLC (“R2D2”) and its wholly owned subsidiary CT1 promptly pay us the $4.2 million business interruption fee pursuant to R2D2’s and CT1’s guarantee of the $4.2 million fee. We also instructed that the $3.0 million currently deposited in trust be released to us and that BTP provide the remaining $1.2 million to us. We also amended our shareholder rights plan. See “Amendment to Rights Agreement.”
See “Subsequent Event — BTP Litigation Settlement Agreement and Mutual Release” below.

Subsequent Event — BTP Litigation Settlement Agreement and Mutual Release
On June 24, 2008, the Company, BTP and its affiliates entered into a Settlement Agreement and Mutual Release. Pursuant to this agreement, Image and all “CT1 Parties” (including CT1 Holdings, Capitol Films US, ThinkFilm, BTP, and David Bergstein) released each other from all claims pertaining to the Merger Agreement and the Distribution Agreement (each among Image and various parties to the Settlement Agreement), and dismissed with prejudice all related lawsuits and actions in Los Angeles Superior Court, Delaware Court of Chancery and the JAMS arbitration.
Pursuant to the Settlement Agreement, the $3 Million held in trust in connection with certain extensions to the Merger Agreement was disbursed $2 million to Image and $1 million plus accrued interest to BTP. As part of the settlement, the parties agreed not to pursue the disposition of any of the contested termination or business interruption fees.
Simultaneous with the execution of the Settlement Agreement, the parties amended their existing Distribution Agreement to provide terms for Image to continue distribution of certain ThinkFilm and Capitol titles that Image had acquired under the original Distribution Agreement.
Resignation of CEO and Appointment of New President
We announced on April 1, 2008, that Martin Greenwald resigned as President and Chief Executive Officer of Image. Mr. Greenwald has remained the Chairman of the Board of Directors of the Company.
On April 1, 2008, David Borshell, previously Image’s Chief Operating Officer, succeeded Mr. Greenwald as President of Image. The Board of Directors has made the title of President the top executive position of the Company and does not plan to seek a CEO. Mr. Borshell reports directly to the Board of Directors. Mr. Borshell, who joined Image in 1984, was appointed COO of the Company in July 2000. From 1995-2000 Mr. Borshell served as Senior Vice President, Sales, Marketing and Operations and prior to that held various management and non-management positions.
The Board of Directors approved the following terms for Mr. Greenwald’s retirement package:  payment of twelve of months of base salary equivalent to $613,000, payable bi-weekly in accordance with the normal payroll practices of the Company and continued perquisites for a one year period. The overall value of the package, approximately $801,000, including related employer taxes, was accrued for as a liability at March 31, 2008 and recorded as a charge to general and administrative expenses for the fiscal year ended March 31, 2008.
Expansion of Executive Management Team
In April 2008, we announced that industry veteran Bill Bromiley was appointed Chief Acquisitions Officer and Rick Eiberg was named Executive Vice President, Operations and Chief Technology Officer. Mr. Bromiley and Mr. Eiberg join Image President David Borshell and Image CFO Jeff Framer as Executive Officers of Image.
Mr. Bromiley, a twenty-year veteran of the film and home entertainment industries, oversees the Company’s worldwide program acquisition efforts. Mr. Bromiley spearheaded Image’s feature film initiative as a consultant from June 2007 until he was hired by Image in January 2008. Prior to joining Image, Mr. Bromiley spent seven years at First Look Home Entertainment, a division of First Look Studios, where he served as President at the time of his departure. Prior to that, he spent two years as President of Maple Palm Productions and nine years working for Roger Corman’s Concorde/New Horizon Pictures Corp. where he oversaw all theatrical and co-created the home entertainment division.
Mr. Eiberg was promoted to Executive Vice President, Operations and Chief Technology Officer, in charge of Image’s supply chain, distribution and technology. Mr. Eiberg, a five year veteran of Image, previously held the position of Senior Vice President, Operations. Prior to joining Image in April 2003, Mr. Eiberg spent eleven years at Bell Industries, a distributor, manufacturer and service provider, managing information technology and operations as its Vice President, Technology.

Amendment to Rights Agreement
On February 5, 2008, our Board of Directors approved an amendment to the Company’s Rights Agreement, dated as of October 31, 2005 with Computershare Trust Company, N.A., a Delaware corporation, as Rights Agent to, among other things: (i) amend the definition of “acquiring person” in Section 1 of the Rights Agreement to decrease the threshold of percentage ownership of our common stock in the definition from 30% to 15%, (ii) amend the definition of “distribution date” in Section 3(a) of the Rights Agreement to decrease the threshold of percentage ownership which would result from a tender or exchange offer, if successful, from 30% to 15%, and (iii) to include an exception to the percentage ownership thresholds contained in these definitions as they relate to Image Investors Co. and its affiliates and associates, whose threshold shall continue to be 30%.
Feature Film Division Infrastructure Additions — Fiscal 2009 Expansion Initiative
We are aggressively pursuing the acquisition and exclusive distribution of high-quality, cast-driven feature films. In most cases, the distribution territory acquired by Image is limited to the U.S. and Canada, as international territories are generally pre-sold by the film producers in order to help finance the production of the film. Additionally, under such exclusive distribution arrangements, we acquire as many formats as possible which could include all or a combination of theatrical, home video, non-theatrical, broadcast and digital rights.
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
Steven DeMille serves as Senior Vice President, Marketing and is charged with directing our marketing and creative efforts. DeMille began his career in New York at Fox Lorber/New Video Group where he was involved in the launch of A&E Home Video in addition to providing marketing and art direction for Fox Lorber branded titles. John Woo’s The Killer and Todd Haynes’ Poison were among the titles he handled. From Fox Lorber, DeMille went on to co-found A-Pix Entertainment (a division of Unapix Entertainment) where he oversaw all home entertainment marketing for the rental and sell-through marketplace. Branded content lines included Discovery Channel, Lifetime Home Video and Smithsonian Video products in addition to direct-to-video hits such as Jack Frost. In 2001, DeMille relocated to Los Angeles to oversee home entertainment marketing for First Look Home Entertainment. At First Look, he merged the marketing departments of Capital Entertainment and DEJ Productions and oversaw all creative marketing after the purchase of Ventura Distribution’s assets.
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
Brett Dismuke serves as Vice President of Urban Programming and is described further below. See “Launch of One Village Entertainment” below.

Acquisition of Feature Film Exclusive Distribution Rights from BTP Affiliates
We have acquired the exclusive U.S. home video, broadcast and digital distribution rights for three feature films from Capitol Films, a BTP affiliate, and the exclusive U.S. home video and digital distribution rights for one feature film from The Last Word LLC, a BTP production company affiliate,. We have also acquired the rights to distribute several additional titles under Distribution Agreements with CT1 Holdings, LLC.
Films under Separate Exclusive Distribution Agreements
•	Before the Devil Knows You’re Dead - A crime thriller directed by Sidney Lumet and starring Philip Seymour Hoffman, Ethan Hawke, Albert Finney and Marisa Tomei. When two brothers organize the robbery of their parents’ jewelry store the job goes horribly wrong, triggering a series of events that sends them, their father and one brother’s wife hurtling towards a shattering climax. This title was released in the first quarter of fiscal 2009.
•	Image was dismissed from an arbitration claim by Lions Gate on Before the Devil Knows You’re Dead on May 5, 2008. The claim alleged that this film was part of a multi-picture output distribution agreement between Lions Gate and ThinkFilm and was improperly obtained by Image. The related legal action was dismissed by Lions Gate. See “Item 3. Legal Proceedings” above.
•	My Sexiest Year - A comedy directed by Howard Himelstein and starring Frankie Muniz and Harvey Keitel. The film is a romantic coming-of-age story in which the kindness bestowed by a glamorous model is returned 30 years later by the young man in whom she inspired the first stirrings of confidence and love. This title has not yet been scheduled for DVD release.

•	The Last Word - The film stars two-time Academy Award nominated Actress Winona Ryder (“Little Women,” “The Age of Innocence,” “Edward Scissorhands,”), Wes Bentley (“Ghost Rider,” “American Beauty”) and Emmy Award winning actor Ray Romano (“Everybody Loves Raymond,” “ Ice Age: The Meltdown”). The film is a comedy about a man (Bentley) who makes his living composing other people’s suicide notes enters into a romance with the sister (Ryder) of a recent client. This title has not yet been scheduled for DVD release.

•	Five Dollars a Day - A comedy directed by Nigel Cole and starring Christopher Walken, Sharon Stone, Amanda Peet and Dean Cain. The conservative son of a thrifty conman begrudgingly joins his father on the road — after being released from jail for one of his dad’s earlier crimes. This title has not yet been scheduled for DVD release.
Films Acquired Under the CT1 Distribution Agreement
•	The Air I Breathe - A drama directed by Jieho Lee and starring Sarah Michelle Gellar, Kevin Bacon, Brendan Fraser, Forest Whitaker, Andy Garcia, Emile Hirsch and Julie Delpy. The drama is based on an ancient Chinese proverb that breaks life down into four emotional cornerstones: happiness, pleasure, sorrow and love. A businessman bets his life on a horse race; a gangster sees the future; a pop star (Gellar) falls prey to a crime boss; a doctor must save the love of his life. This title was released on DVD in the first quarter of fiscal 2009.

•	In the Shadow of the Moon - A documentary presented by Ron Howard and directed by David Sington, starring the surviving crew members from NASA’s Apollo missions, including Buzz Aldrin, Alan Bean and Michael Collins, who tell their stories in their own words. The film includes archive footage of Neil Armstrong. Motion picture studio Lions Gate shares the distribution rights for this film under a distribution agreement with ThinkFilm for exclusive distribution to certain retail sell-through accounts. This title was released on DVD in the fourth quarter of fiscal 2008.

In March 2008, we announced that we will distribute the ThinkFilm release Taxi to the Dark Side, which won an Academy Award® for Best Feature Documentary at the 80th annual Oscar telecast on February 24. The film was theatrically distributed by ThinkFilm. This title falls under the Interim Agreement.
•	From the director of Enron: The Smartest Guys in the Room, Alex Gibney’s Taxi to the Dark Side is a gripping investigation into the reckless abuse of power by the current administration. The film is slated for DVD release in the second quarter of fiscal 2009.
In May 2008, we announced that we entered into a stand-alone U.S. distribution agreement with CT1 for certain home video rights and all broadcast, digital and non-theatrical rights to ThinkFilm’s Then She Found Me. Academy Award® Winning Actress Helen Hunt Directs and Stars with Matthew Broderick, Bette Midler and Colin Firth this drama.
•	The film was released by ThinkFilm to the top 25 markets as well as adding select expansion in existing markets, raising the engagement count to well over 100 screens. The title is scheduled for DVD release during the second quarter of fiscal 2009.
Performance of BTP Affiliate titles:
Gross revenues under the CT1 Interim Agreement from January 1, 2008 through March 31, 2008 have totaled $1.8 million and include all CT1 new releases through March 31, 2008, including sales of the 185 library titles.
Before the Devil Knows You’re Dead was released on DVD during the first quarter of fiscal 2009 and generated over $5 million in revenues during the first month of its release.
Other Acquired Feature Film and Brand Rights For Fiscal 2009 Distribution
In November 2007, we entered into an exclusive distribution agreement with Numb Productions, Inc. to acquire U.S. home video, pay-per-view, VOD and digital rights to the feature film Numb, a comedy starring Matthew Perry, Kevin Pollak and Mary Steenburgen. Numb was released on DVD during the first quarter ending June 30, 2008.
On February 8, 2008, we announced a two-film distribution agreement with independent production company Europacorp. Under the terms of the agreement, Image acquired the North American distribution rights to the feature films The Secret and Love and Other Disasters. The Secret stars David Duchovny, Olivia Thirlby and Lili Taylor and is about a wife and mother who passes away and her spirit returns in her daughter’s body. Love and Other Disasters stars Brittany Murphy and Matthew Rhys and is about an American intern in the UK Vogue who helps her friends find love. The Secret is scheduled for release on DVD during the second quarter of fiscal 2009. Love and Other Disasters was released on DVD during the first quarter ending June 30, 2008.
On February 11, 2008, we announced a three-film distribution agreement with independent production company Celluloid Dreams. Under the terms of the agreement, Image acquired the North American distribution rights for Far North and U.S. rights for The Color of Freedom (originally released internationally as Goodbye Bafana) and Autumn Hearts;
•	The Color of Freedom premiered at the Berlin Film Festival and stars Joseph Fiennes, Dennis Haysbert and Diana Kruger. It tells the true story of James Gregory, a white South African prison guard whose views were altered by the prisoner he guarded for twenty years — Nelson Mandela. The film was directed by Bille August, winner of The Peace Film Award. The title was released on DVD during the first quarter of fiscal 2009.

•	Far North is a dark epic thriller about two women’s battle for survival in the remote, desolate Arctic Tundra. When a strange man unexpectedly arrives at their camp, jealousy plays out with terrifying and horrific consequences as they compete for his affection. The film stars Michelle Yeoh, Sean Bean and Michelle Krusiec. This title is scheduled to be released on DVD in the second quarter of fiscal 2009.

•	Autumn Hearts premiered as Toronto’s closing night film (then-titled “Emotional Arithmetic”) and stars Susan Sarandon, Gabriel Byrne, Max Von Sydow, Christopher Plummer and Roy Dupuis. The film, tells the story of three people who formed a life-long bond while housed at a World War II detention camp reuniting after 35 years. The separation from each other inflicted deep emotional wounds. This title is scheduled for release on DVD during the second quarter of fiscal 2009.

On April 28, 2008 we signed a multiyear North American DVD distribution agreement with ProElite, Inc., a sports, entertainment and media company dedicated to producing world-class mixed martial arts (MMA) events. The exclusive agreement calls for the distribution of DVDs under ProElite’s EliteXC and ShoXC brands. The first two releases are Destiny featuring Frank Shamrock versus Renzo Gracie and Renegade with the professional MMA debut of Kimbo Slice, as well as a lightweight title fight featuring Nick Diaz versus KJ Noons, both streeting in fiscal 2009. Also releasing in fiscal 2009 is a DVD showcasing two of MMA’s most infamous fighters: David “Tank” Abbott, and from the streets of Miami, Florida, and rising to epic fame on the Internet, Kimbo Slice. The DVD series will showcase live events produced by EliteXC, ProElite’s premier MMA fight division, as well as ShowXC, an EliteXC and Showtime Networks co production that features the rising stars of MMA. There is a growing market for high-quality arena-based mixed martial arts content, and ProElite is one of the premier sources for this type of sports entertainment. We added ProElite to our roster of content suppliers as we continue to grow both our distribution channels and scope of programming.
On May 19, 2008, we announced that we entered into an exclusive distribution agreement with Q Black Media to acquire all U.S. rights to The Chosen One, a new comedy starring Rob Schneider. The deal was finalized at the Cannes Film Festival. In addition to Schneider (Benchwarmers, Deuce Bigelow: European Gigolo, 50 First Dates, The Hot Chick), the film stars Steve Buscemi (Pulp Fiction, Fargo), Holland Taylor (CBS’s Two And A Half Men, Legally Blonde) and Peter Riegert (Traffic, The Mask). This title has not yet been scheduled for DVD release.
On May 21, 2008, we announced that we entered into a U.S. distribution agreement with HanWay Films Ltd. to acquire the home video, broadcast, digital and non-theatrical rights to Battle for Haditha. Battle for Haditha is the true story of a U.S. Marine convoy’s violent retaliation against Iraqi insurgents who bombed their convoy, killing one of their most popular officers. The film is cast entirely with non-actors: ex-Marines who served in Iraq, and Iraqi refugees who had recently arrived in Jordan. The film was shot entirely on location in Jerash, Jordan. The title is scheduled for release on DVD during the third quarter ending December 31, 2008.
On May 22, 2008, we announced the theatrical release plans for Stuart Gordon’s Stuck starring Mena Suvari and Stephen Rea. The film opened May 30 in New York and Los Angeles, expanding to twenty of the top U.S. markets on June 6. Image engaged ThinkFilm to release the film theatrically. Writer-director Stuart Gordon (Edmond and the forthcoming House of Re-Animator) has crafted a thriller inspired by the true story of two unlikely opponents thrown together through a macabre set of circumstances. This title is scheduled to be released on DVD during the third quarter of fiscal 2009.
Renewal of Canadian Distribution Agreement through December 2012
On December 18, 2007, Image and Entertainment One (“E1”), including its subsidiaries Seville Pictures and Paradox Entertainment, reached an exclusive agreement to renew and expand their existing output agreement providing E1 the Canadian rights to our upcoming product in the areas of theatrical, home entertainment, television and digital through 2012. The long-term agreement also provides E1 with the Canadian rights to the majority of our 3,500 title library for which we control Canadian rights, totaling more than 6,000 hours of film and television programs. E1 subsidiary Seville Pictures will handle theatrical, television and digital distribution in Canada, while Paradox will continue to handle home video distribution. In connection with the signing of the agreement, we received a $1.5 million advance from Paradox which is recoupable by them through future purchases from us. The advance is a component of deferred revenue in the accompanying balance sheet as of March 31, 2008. In accordance with the agreement, we are to receive an additional, final $1.5 million purchase advance on or about the one year anniversary of the agreement.
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
The terms of this new exclusive distribution agreement call for a nonrecoupable distribution fee of approximately $3.4 million, covering the entire term of the agreement, of which approximately $877,000 had been previously paid and $2.5 million is being paid in 22 equal quarterly installments of approximately $112,000 beginning January 1, 2008, plus a single payment of approximately $37,000 in July 2013. We are expensing the $3.4 million fee to cost of sales over the life of the related revenues generated by the agreement in accordance with the American Institute of Certified Public Accountants Statement of Position No. 00-2, “Accounting by Producers or Distributors of Film.”
The Criterion Collection is dedicated to gathering the greatest films from around the world and publishing them in DVD “special editions” that offer the highest picture and audio quality and award-winning original supplements, including interviews with producers, directors and talent, behind the scenes footage, documentaries, featurettes and more. The Criterion Collection contains film classics like Akira Kurosawa’s Seven Samurai and Ingmar Bergman’s The Seventh Seal, as well as Frederico Fellini’s 8 1/2, Carol Reed’s The Third Man, David Mamet’s House of Games, Terrence Malick’s Days of Heaven and Terry Gilliam’s Fear and Loathing in Las Vegas.
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
The Criterion Collection currently contains approximately 400 active DVD titles, while Eclipse contains approximately 12 active DVD titles. The Criterion Collection releases 6-7 new titles each month and Eclipse releases 1-2 new series each quarter.

Launch of One Village Entertainment
In September 2007, we launched our newly formed urban division named One Village Entertainment. One Village Entertainment provides independent filmmakers with a home for their urban programming, from which it can then be distributed across multiple platforms including theatrical, broadcast, DVD and digital streaming and downloading.
In conjunction with the launch of One Village, we announced the signing of a multi-picture production and worldwide distribution agreement for documentaries and narrative feature films with Rugged Entertainment, a production entity formed by Academy Award® nominated director Peter Spirer, director of our recent release Notorious BIG: Bigger Than Life. Additionally, through our distribution agreement with QD3 Entertainment, Spirer directed Thug Angel: Life of Tupac Shakur, and the Beef I/II/III trilogy of films.
The first documentary to be produced under the agreement should be ready for release in mid-2008. The agreement also calls for projects acquired by Rugged Entertainment to be distributed exclusively through Image. We have also acquired several films to be released under the One Village label. These films include:
•	Love and Other 4 Letter Words, a romantic comedy starring Tangi Miller, Flex Alexander and Essence Atkins. This title was released on DVD during the first quarter of fiscal 2009.

•	Two Turntables and a Mic, a music documentary about the life and untimely death of Jam Master Jay with guest appearances by Russell Simmons, Reverend Run, Jay-Z, LL Cool J and 50 Cent. This title is scheduled for release on DVD during the fourth quarter of fiscal 2009.

•	Life Is Not a Fairy Tale, the highest-rated program in the history of VH-1, starring Fantasia Barrino. This film is not yet scheduled for release on DVD.
The new division is run by recently-hired Brett Dismuke, who serves as Vice President of Urban Programming. Mr. Dismuke has over 13 years of marketing, sales and branding experience, having worked for Disney, PolyGram and Universal Music. In addition to locating and securing new content, Mr. Dismuke will oversee strategic planning, financial management, brand building and product lines for the division.
Fulfillment Services Agreement, Closure of Las Vegas Facility and Lease Termination
On March 29, 2007, we entered into an agreement with our exclusive DVD manufacturer Arvato Digital (formerly known as Sonopress LLC) (“Arvato”), which provided for Arvato to also serve as our exclusive provider of warehousing and distribution services. We successfully integrated Arvato’s logistics and warehouse management systems with our order management and inventory control software, as well as successfully transitioned all of our warehousing and distribution services to the Arvato facility in Pleasant Prairie, Wisconsin during the second quarter of fiscal 2008.
One-time termination benefits have been provided to employees who were involuntarily terminated under the terms of this restructuring. These employees were required to render service until a specific date in order to receive the termination benefits. In accordance with Statement of Financial Accounting Standards (“SFAS”) No.146, “Accounting for Costs Associated with Exit or Disposal Activities,” the liability for the termination benefits of $381,000 was measured initially on the April 20, 2007 communication date to our employees based on the fair value of the liability as of the termination date. The resulting liability was recognized ratably over the service period. Amortization of one-time termination benefits totaled $364,000 for the fiscal year ended March 31, 2008, and is classified as a component of restructuring expenses in the accompanying consolidated statements of operations.
Our decision to engage Arvato to take over our warehousing and distribution operations, and accordingly close our Las Vegas distribution facility, ultimately resulted in much of our warehouse and distribution equipment being abandoned before the end of its previously estimated useful life. We used our warehouse assets to store and distribute our products until the transfer of inventories to Arvato was completed on July 31, 2007. In accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” depreciation and amortization estimates were revised to reflect the use of the assets over their shortened useful lives. We classified the accelerated depreciation expense associated with the abandoned assets, totaling $400,000 for the fiscal year ended March 31, 2008, as a component of general and administrative expenses in the accompanying consolidated statements of operations.

Termination of our Distribution Facility Operating Lease
On February 15, 2008, we entered into a Termination of Lease Agreement to terminate our Las Vegas, Nevada distribution facility lease agreement, effective January 1, 2008. As a result of the lease termination, we will not be financially responsible for the remaining aggregate lease payments over the remaining term of the lease totaling approximately $2.7 million through November 4, 2012, plus related expenses.
In connection with the lease termination, we paid the landlord a termination fee of $275,000. Also in connection with the lease, we paid a brokerage fee of approximately $140,000. For the fiscal year ended March 31, 2008, we recorded a net charge of $248,000 as a component of restructuring expenses. The charge includes all fees and is net of deferred rent.
Liquidity and Capital Resources
Our working capital has historically been generated from the following sources:
•	operating cash flows

•	availability under our revolving line of credit

•	private placement of debt and equity instruments

•	advances from our disc manufacturer and exclusive content subdistributors
We used cash of $3,344,000 in operations through March 31, 2008. Our pretax loss was $23,011,000 for the fiscal year ended March 31, 2008.
The more significant sources of working capital for the year ended March 31, 2008 included:
•	Borrowings under our revolving bank line of credit of approximately $5.2 million.

•	Increase in accounts payable and accrued expenses of approximately $3.4 million, relating to fourth quarter inventory purchases for sale in fiscal 2009.

•	Collection of accounts receivable of $1.5 million.

•	The remaining $1.3 million advance on future purchases from Paradox. See “Advances under New Entertainment One Canadian Distribution Agreement” below.

•	Reduced capital expenditures for property, plant and equipment of $1.1 million.

•	Proceeds from the exercise of employee stock options and warrants totaling $512,000 and $204,000, respectively.
The more significant uses of working capital for the year ended March 31, 2008 included:
•	Advances for content acquisition as a result of approximately $2.8 million in advances paid to BTP affiliates Capitol Films and CT1 in connection with the exclusive distribution rights for titles to be released after March 31, 2008. See “Acquisition of Feature Film Exclusive Distribution Rights from BTP Affiliates” above.

•	Principal payments of $2.8 million to reduce our manufacturing advance liability to Arvato.

•	Increase in inventory purchases of approximately $4.6 million.

•	$2.2 million in fees and expenses paid during fiscal 2008 related to the BTP terminated merger process, related disputes and resulting litigation. See “ Termination of Definitive Agreement to Sell Image to BTP; “ Distribution Agreement with BTP-Affiliate CT1 Holdings, LLC; and Related Disputes” as well as “Subsequent Event - BTP Litigation Settlement Agreement and Mutual Release” above.
Amendment to Revolving Credit Facility. At March 31, 2008, we had $5.2 million borrowed under our revolving line of credit with Wachovia.
In April 2008, we amended our May 2007 three-year Loan and Security Agreement with Wachovia to increase our maximum borrowing availability under our revolving line of credit to $20 million, up from $15 million and reduce minimum financial covenant levels on a going forward basis. Borrowings under the line are based upon our level of eligible accounts receivable.

The amendment increased interest on outstanding borrowings to either the Prime rate plus up to 0.75% (up from Prime plus up to 0.25%) or at our option the Eurodollar rate plus up to 2.75% (up from Eurodollar plus up to 2.25%), subject to minimum borrowing levels. The level of interest rate margin to Prime or Eurodollar is dependent upon our future financial performance as measured by EBITDA, earnings before interest, taxes, depreciation and amortization, as defined in the Agreement. Actual borrowing availability is based on eligible trade accounts receivable levels.
In addition to increasing our borrowing availability, the amendment reduces the required minimum Fixed Charge Coverage Ratios on a going forward basis. The measurement is for each three month period on or after:
•	March 31, 2008, .00 to 1.0

•	September 30, 2008, .50 to 1.0

•	December 31, 2008, 1.0 to 1.0
And each six month period on or after:
•	March 31, 2009, 1.0 to 1.0

•	June 30, 2009, 1.1 to 1.0
If we maintain minimum borrowing availability equal to, or greater than, $3.5 million (when the required Fixed Charge Coverage Ratio is less 1.0 to 1.0) and $2.5 million (when the required Ratio is greater than, or equal to, 1.0 to 1.0), this financial covenant will not be tested for compliance.
At March 31 2008, we were not tested for covenant compliance because we had availability in excess of the required $3.5 million minimum. Had we been tested, our negative EBITDA, as defined, would have resulted in a Fixed Charge Coverage Ratio less than the required .00 to 1.0. Accordingly, at March 31, 2008, our borrowing availability was $4.7 million ($8.2 million availability based upon eligible accounts receivable less the $3.5 million minimum requirement).
The Wachovia agreement is subject to early termination fees, based upon the maximum facility amount of $20 million, of 0.75% if terminated within the end of the three-year term. The agreement also imposes restrictions on such items as encumbrances and liens, payment of dividends, other indebtedness, stock repurchases and capital expenditures and requires us to comply with minimum financial and operating covenants. Any outstanding borrowings are secured by our assets.
Private Placement of Senior Convertible Note and Warrant. On August 30, 2006, we issued to Portside Growth and Opportunity Fund (“Portside”), in a private placement, a senior convertible note in the principal amount of $17,000,000 and a related warrant to purchase 1,000,000 shares of our common stock, and on November 10, 2006, we entered into an Amendment and Exchange Agreement with Portside, which agreement modified the transaction documents and provided for a replacement warrant to be issued in exchange for the warrant previously issued to Portside. The note accrues interest at a rate of 7.875% per annum with accrued interest payable quarterly in arrears in either cash or stock. The note has a term of five years and is convertible into 4,000,000 shares of our common stock at a conversion price of $4.25 per share, subject to antidilution adjustments. The related warrant is exercisable for an aggregate of 1,000,000 shares of our common stock at an exercise price of $4.25 per share, subject to antidilution adjustments. The warrant has a term of five years from the issuance date. Portside has a security interest in all of our assets in third position behind Wachovia and Arvato.
Beginning in February 2009, Portside may require bi-annual payments, each in the amount of $4,000,000 principal plus interest, subject to Wachovia’s approval based upon our then-borrowing availability levels. Should the weighted-average trading price of our common stock be greater than $4.00 per share for the twenty trading days immediately prior to the due date for the first payment, then we could delay the first payment until August 2009. We have classified the potential February 2009 $4,000,000 principal payment as current in the accompanying balance sheet at March 31, 2008.

Disc Replication Advance. Arvato exclusively manufactures our DVDs and manufactures the majority of our CDs. On June 30, 2006, we received an interest-free $10 million advance against future DVD manufacturing from Arvato, to be repaid at $0.20 per DVD manufactured, plus payment of a $0.04 administrative fee per DVD manufactured until the advance is repaid. Arvato has a security interest in all of our assets in second position behind Wachovia. As the obligation is non-interest bearing, we initially imputed and recorded a debt discount of $1,945,000 to the $10 million face amount of the advance based upon our then-borrowing rate with our bank and recorded a deferred manufacturing credit, classified in other long-term liabilities. We are amortizing the debt discount, using the effective interest method, to interest expense. At March 31, 2008, we have $6,776,000 remaining outstanding under the advance, exclusive of the debt discount.
Contractual Obligations and Commercial Commitments. The following table summarizes our contractual obligations at March 31, 2008, and the effects such obligations are expected to have on liquidity and cash flow in future periods:

	Payments due by period
(in thousands)	2009	2010	2011	2012	2013	Thereafter	Total
Contractual obligations:
Operating lease obligations	$1,014	$1,041	$1,068	$1,095	$1,123	$1,439	$6,780
Capital lease obligations	75	83	45	—	—	—	203
Long-term debt obligations	6,800	10,800	5,175	1,000	—	—	23,775
Revolving credit facility	5,165	—	—	—	—	—	5,165
Licensing and exclusive distribution obligations	9,525	458	—	—	—	—	9,983
Employment obligations	3,898	1,393	—	—	—	—	5,291

Total	$26,477	$13,775	$6,288	$2,095	$1,123	$1,439	$51,197

Advances and guarantees included in the table above, under “Licensing and exclusive distribution obligations,” are prepaid and thus recoupable against future royalties, distribution fees and profit participations earned by our exclusive program suppliers in connection with revenues generated by those rights. At March 31, 2008, we have accrued $2,898,000 of the fiscal 2009 licensing and exclusive distribution obligations above as the content suppliers have met their related contractual requirements. As we have historically, we expect to fund these commitments through recoupment of existing advances, our existing bank line of credit, and other working capital.
Now that we have closed our distribution facility and moved fulfillment over to Arvato, we do not expect our obligations for property and equipment expenditures, including information technology related expenditures, to exceed $1.0 million per year.
Long-Term Debt. Long-term debt at March 31, 2008 and 2007 consisted of the following:

(In thousands)	2008	2007
Subordinated senior convertible note, net of $1,003 discount	$15,997	$15,430
Subordinated manufacturing advance obligation, net of $705 discount	6,071	8,130

	22,068	23,560

Less current portion of long-term debt, net of $1,041 discount	5,759	1,612

Long-term debt less current portion and debt discounts	$16,309	$21,948

Debt Instruments and Related Covenants. Our loan agreement with Wachovia requires us to comply with minimum financial and operating covenants. See “Amendment to Revolving Credit Facility” above. We were in compliance with all financial and operating covenants at March 31, 2008, and expect to be in compliance with all covenants for the foreseeable future.
Sony BMG Recoupment of Royalty Advance for International Sublicense Rights. We received a $3 million initial royalty advance under the Sony BMG license agreement in March 2003, fully recoupable from revenues generated by Sony BMG against quarterly royalties due to us under the agreement. At March 31, 2008, we had fully recouped the last $3 million advance. Sony BMG is currently distributing our programming on a month-to-month basis until a long-term agreement can be negotiated.

Advances under New Entertainment One Canadian Distribution Agreement. Image and Entertainment One (“E1”), including its subsidiaries Seville Pictures and Paradox Entertainment, reached an exclusive agreement to renew and expand their existing output agreement providing E1 the Canadian rights to our upcoming product in theatrical, home entertainment, television and digital formats through 2012. In connection with the renewal of the agreement, we received a $1.5 million advance which is recoupable by them through future purchases from us. The remaining advance of $1.33 million is a component of deferred revenue in the accompanying consolidated balance sheet as of March 31, 2008. In accordance with the agreement, we are to receive an additional, final $1.5 million purchase advance on or about the one year anniversary of the agreement.
Off-Balance Sheet Arrangements. We currently do not have any off-balance sheet arrangements.
Conclusion. We believe that projected cash flows from operations, borrowing availability under our revolving line of credit, cash on hand, and trade credit will provide the necessary capital to meet our projected cash requirements for at least the next 12 months. See “Amendment to Revolving Credit Facility” above.
Additionally, should we be in a position to acquire significantly higher-profile content or libraries of content for exclusive distribution, or should we find an attractive, synergistic corporate acquisition, we would need to seek additional debt or equity financing in order to fund the transaction. We believe any such financing could come in the form of additional corporate debt, convertible debt, convertible preferred stock or straight equity issuance of our registered shares through a private investment in public equity investor; however, there are no assurances that such financing would be available or available on terms acceptable to us.
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
Revenue Recognition. We recognize revenue upon meeting the recognition requirements of American Institute of Certified Public Accountants Statement of Position (“SOP”) 00-2, “Accounting by Producers or Distributors of Films” and Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition.” Revenues from home video distribution are recognized net of an allowance for estimated returns, as well as related costs, in the period in which the product is available for sale by our customers (at the point that title and risk of loss transfer to the customer, which is generally upon receipt by the customer, and in the case of new releases, after “street date” restrictions lapse). We recognize revenues from domestic and international broadcast licensing and home video sublicensing, as well as associated costs, when the titles are available to the licensee and other recognition requirements of SOP 00-2 are met. We defer fees received in advance of availability, usually in the case of advances received from Sony BMG, Digital Site, Warner Music Group and other international home video sublicensees, and for broadcast, until other revenue recognition requirements have been satisfied. Provisions for uncollectible accounts receivable are provided at the time of sale. As of March 31, 2008, deferred revenue totaled $10,598,000, up 110% from $5,039,000, at March 31, 2007, primarily as a result of deferring revenues for titles with “street dates” subsequent to March 31, 2008.

Royalty and Distribution Fees. For each reporting period, we estimate the ultimate total revenues to be received throughout a title’s exclusive distribution term from exploitation of that title in multiple home entertainment formats. While we charge royalty and distribution fee advances to operations as related revenues are earned, estimates of ultimate revenues are important in determining whether we should record additional royalty and distribution fee expense as cost of sales in any given reporting period. We amortize royalty and distribution fee advances to expense in the same ratio that the current period revenues for a title or group of titles bear to the estimated remaining unrecognized ultimate revenues for that title. Additionally, in circumstances required by SOP 00-2, we recognize additional amortization to the extent that capitalized advance royalty and distribution fees exceed their estimated fair value in the period when estimated.
We base our estimates of ultimate revenue for each title on the historical performance of that title, similar titles and specific genre performance. We attempt to reflect in our estimates the most current available information on the title. We update such estimates based upon the actual results of each format’s revenue performance. Estimates of ultimate revenues on a title-by-title basis are subject to substantial uncertainty. Factors affecting future actual performance include focus from the sales and marketing department (including advertising, promotions and price reductions), availability of retail shelf space, retail customer product placement and advertising, maintenance of adequate inventory levels, concert touring by the artist in the case of music-related DVDs and CDs, retail sell-through, and ultimately continued end-user consumer demand. Any of the above factors can contribute to a title’s actual performance exceeding our expectations prior to release or failure to meet pre-release expectations. Overestimation of ultimate revenues would cause unamortized costs to be amortized at a slower rate or a delay in adjusting costs to their fair value until such time estimates are reduced, causing unamortized costs to be overstated and increased amortization of costs in a later period. Underestimation of ultimate revenues would cause unamortized costs to be amortized more quickly until ultimate revenue estimates are increased, causing unamortized costs to be understated and decreased amortization of costs in a later period. See. “Maturation of DVD Marketplace, Resulting Acceleration of Amortization and Fair Value Writedown of Film Costs at March 31, 2008” above under Recent Events.
Inventory Valuation. For each reporting period, we evaluate our ending inventories for excess quantities and obsolescence. This evaluation includes analysis of historical sales levels by title, format and genre, and projections of future demand. In addition, we write down inventories that are considered obsolete or overstocked. Remaining inventory balances are adjusted to approximate the lower-of-cost or market value, and result in a new basis in such inventory until sold. If future demand or market conditions are less favorable than our projections, additional inventory write downs may be required, and would be reflected in cost of sales in the period the revision is made. Future demand will be dependent upon the continued retail customer acceptance of our content, future demand by end-user consumer, advertising, promotions and price reductions, market conditions (either favorable or unfavorable) and future warehouse storage limitations. Should projections of future inventory demand be overstated, the value of inventory would be overstated and current cost of sales understated, with future cost of sales overstated. Conversely, should projections of future demand be understated, the value of inventory would be understated and the current cost of sales overstated, with future cost of sales understated. See. “Maturation of DVD Marketplace, Resulting Acceleration of Amortization and Fair Value Writedown of Film Costs at March 31, 2008” above under Recent Events.

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
Valuation of Deferred Income Taxes. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We must assess the likelihood that our deferred tax assets will be recovered from future taxable income, and to the extent that it is more likely than not that such deferred tax assets will not be realized, we must establish a valuation allowance. The establishment, or increase, of a valuation allowance increases income tax expense for such year. We have a valuation allowance against 100% of our net deferred tax assets, which are composed primarily of net operating loss (“NOL”) carryforwards. Even though we have fully reserved these net deferred tax assets for book purposes, we would still be able to utilize them to reduce future income taxes payable should we have future earnings. To the extent such deferred tax assets relate to NOL carryforwards, the ability to use such NOLs against future earnings will be subject to applicable carryforward periods. As of March 31, 2008, we had NOL carryforwards for Federal and state tax purposes of $32,155,000 and $16,163,000, respectively, which are available to offset taxable income through 2028 and 2023, respectively.

Results of Operations
Net Revenues
Approximately 94% of consolidated net revenues were generated from our worldwide sale of DVDs during fiscal 2008, compared to 93% and 90% in fiscal 2007 and 2006, respectively. CDs contributed approximately 2% of consolidated net revenues for fiscal 2008, compared to 5% and 8% of fiscal 2007 and 2006, respectively. The following table presents consolidated net revenues by reportable business segment for the fiscal years ended March 31:

	2008	2007	% Change	2007	2006	% Change
	(in thousands)			(in thousands)
Net revenues:
Domestic	$91,806	$95,863	(4.2)%	$95,863	$108,704	(11.8)%
Digital	2,148	1,214	76.9	1,214	178	582.0
International	1,864	2,674	(30.3)	2,674	3,020	(11.5)

Consolidated	$95,818	$99,751	(3.9)%	$99,751	$111,902	(10.9)%

Fiscal 2008 Compared to 2007 and 2006
Domestic Revenues. Our fiscal 2008 domestic revenues were down from fiscal 2007 as a result of reduced revenues from new release CD programming and weakness in our revenues generated from sales of older previously released DVD and CD programming. While our release schedule of new DVD and our highest profile catalogue programming was stronger in fiscal 2008 as compared to fiscal 2007, our sales of our deep catalogue declined. Additionally revenues derived from distribution of CD programming declined 52% to $2.1 million in fiscal 2008 from $4.5 million in fiscal 2007. We have shifted our content acquisition focus toward cast driven feature films as well as known brands for distribution. See “Recent Events — Maturation of DVD Marketplace, Resulting Acceleration of Amortization and Fair Value Writedown of Film Costs at March 31, 2008.”
Our top performing 30 new release DVD titles for fiscal 2008, 2007 and 2006 generated net revenues of $26.4 million, $24.6 million and $23.5 million, respectively. Our 30 top performing DVD titles, whether released new in the fiscal year or in prior fiscal years, generated net revenues of $36.9 million, $28.8 million and $38.2 million in fiscal 2008, 2007 and 2006, respectively.
We had a great deal of success during the fiscal 2006 holiday selling season third quarter, with such higher-priced boxed sets as the BBC production of The Chronicles of Narnia (containing The Lion The Witch And The Wardrobe, The Silver Chair and Prince Caspian and The Voyage Of The Dawn Treader), The Bill Jeff Larry and Ron Box Set (Featuring Bill Engvall, Jeff Foxworthy, Larry the Cable Guy and Ron White) and the Twilight Zone: Definitive Edition Seasons 4 and 5, which significantly contributed to higher fiscal 2006 revenues.
Domestic broadcast sales were $957,000, $572,000, and $388,000 for fiscal 2008, 2007 and 2006, respectively.
Digital Revenues. Revenues generated by digital distribution, though our wholly-owned subsidiary Egami, increased 76.9% to $2,148,000 for fiscal 2008, from $1,214,000 for fiscal 2007. Fiscal 2007 digital revenues increased 582% from $178,000 for fiscal 2006 (Egami’s first full year of operations), reflecting our participation in the dynamic growth of the digital distribution marketplace. Audio segment growth was driven by continued consumer adoption of downloading, especially of single tracks. Video segment growth is most directly attributed to video on demand rental retailer launches during the period. Electronic sell through growth for video was slower, but still encouraging.
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

International broadcast sales were $187,000, $352,000, and $106,000 for fiscal 2008, 2007 and 2006, respectively.
Cost of Sales
The following table presents consolidated cost of sales by reportable business segment and as a percentage of related-segment net revenues for the fiscal years ended March 31:

	2008	2007		2007	2006
	(in thousands)			(in thousands)
Cost of sales:
Domestic	$82,933	$79,607		$79,607	$81,799
Digital	1,234	762		762	110
International	1,283	1,653		1,653	2,259

Consolidated	$85,450	$82,022		$82,022	$84,168

			% Change			% Change

As a percentage of segment net revenues:
Domestic	90.3%	83.0%	7.3%	83.0%	75.2%	7.8%
Digital	57.4	62.8	(5.4)	62.8	61.8	1.0
International	68.8	61.8	7.0	61.8	74.8	(13.0)

Consolidated	89.2%	82.2%	7.0%	82.2%	75.2%	7.0%

Our consolidated cost of sales for fiscal 2008 was $85,450,000, or 89.2% of net revenues, compared to $82,022,000, or 82.2% of net revenues, for fiscal 2008. Accordingly, our consolidated gross margins for fiscal 2008 were $10,370,000, or 10.8% of net revenues, compared to 17.8% for fiscal 2007. Our consolidated cost of sales for the fiscal 2006 was $84,168,000, or 75.2% of net revenues. Accordingly, our consolidated gross margins for fiscal 2006 were $27,734,000, or 24.8% of net revenues.
Domestic Gross Margin
Gross margins for the domestic segment, as a percentage of segment net revenues, decreased to 9.7% for fiscal 2008, from 17.0% for fiscal 2007 and 24.8% for fiscal 2006. The $10.4 million March 2008 quarter write-down of film costs primarily relating to the maturation of the DVD marketplace negatively impacted gross margins for the domestic segment, as a percentage of net revenues, by 11.4% for fiscal 2008. See “Recent Events — Maturation of the DVD Marketplace, Related Acceleration of Amortization and Fair Value Writedown of Film Costs at March 31, 2008.” The $2.2 million write-down of assets related to our distribution agreement with Source Entertainment negatively impacted gross margins for the domestic segment, as a percentage of segment net revenues, by 2.2% for fiscal 2007.
Other items affecting our gross margins include:
•	the sales mix of individual titles;
•	the strength of a title’s sales performance;
•	the selling price of a title;
•	the costs that we are responsible for, including disc manufacturing costs; and
•	third party net profit participations, specifically the royalty rates, distribution fees retained and profit splits inherent in the agreements.
Some specific factors contributing to the decrease in segment gross profit margins for fiscal 2008, as compared to fiscal 2007 and fiscal 2006 were:
•	As a result of maturation of the DVD marketplace, we reduced the fair value of our advance royalty and distribution fees by $7.2 million and the value of our inventories by $3.2 million during the fourth quarter of fiscal 2008. For comparative purposes, accelerated amortization and fair value writedown of film costs totaled $13.3 million in 2008, including the March 2008 charge, $5.2 million in 2007 and $3.8 million in 2006.
•	The sales mix of titles sold during fiscal 2007 was comparable in terms of gross margins with fiscal 2006; however, the sales mix was more favorable for fiscal 2008. We had a larger share of revenue generated by higher-margin exclusive programming agreements compared to lower-margin exclusive programming agreements.

•	We incurred lower market development funds, as a percentage of net revenues, for product sold to our customers during fiscal 2008 in a continued effort to control costs in this area. For fiscal 2008 our market development funds were 3.8%, as compared to 4.8% and 4.7% for fiscal 2007 and 2006, respectively.
•	At lower revenue levels, fixed costs included in cost of sales represent a higher percentage of net revenues, negatively impacting our gross margin percentage.
Lastly, reduced expenses from the closure of our Las Vegas warehouse and distribution facility and reduced expenses afforded to us from the agreement with Arvato for replicating, warehousing and fulfilling our retail orders has positively impacted our gross profit margins. Warehousing, shipping, freight and fulfillment expenses were 6.3%, 8.7% and 8.0% of domestic revenues for fiscal 2008, 2007 and 2006, respectively.
International Gross Margin
Gross margins for the international segment, as a percentage of segment net revenues, were 31.2%, 38.2% and 25.2% for fiscal 2008, 2007 and 2006.
Gross margins for the international segment are primarily based upon royalty income generated by sales of our exclusive programming by our sublicensees. The gross margins we report will fluctuate depending upon the sales mix of titles sold by our sublicensees and royalty rates to our content suppliers based upon those reported royalties. We expect gross margins for this segment to continue to fluctuate higher and lower in future periods as a result of the factors mentioned above.
Selling Expenses
The following tables present consolidated selling expenses by reportable business segment and as a percentage of related segment net revenues for the fiscal years ended March 31:

	2008	2007	% Change	2007	2006	% Change
	(in thousands)			(in thousands)
Selling expenses:
Domestic	$9,902	$10,029	(1.3)%	$10,029	$10,451	(4.0)%
Digital	226	308	(26.6)	308	196	57.1
International	284	119	138.7	119	103	15.5

Consolidated	$10,412	$10,456	(0.4)%	$10,456	$10,750	(2.7)%

As a percentage of segment net revenues:
Domestic	10.8%	10.5%	0.3%	10.5%	9.6%	0.9%
Digital	10.5	25.4	(14.9)	25.4	110.1	(84.7)
International	15.2	4.5	10.7	4.5	3.4	1.1

Consolidated	10.9%	10.5%	0.4%	10.5%	9.6%	0.9%

Fiscal 2008 Compared to 2007 and 2006
Domestic Selling Expenses.
The net reduction in domestic selling expense in absolute dollars for fiscal 2008, as compared to fiscal 2007 was primarily due to the following factors:
•	Personnel costs were down $489,000 in fiscal 2008.
•	Advertising and promotion expenditures were up $287,000 in fiscal 2008.
•	Trade shows and conference expenditures were up $102,000 in fiscal 2008.
The net reduction in domestic selling expenses in absolute dollars for fiscal 2007, as compared to fiscal 2006 was primarily due to the following factors:
•	Severance costs totaled $225,000 for fiscal 2007.
•	Compensation expense, exclusive of severance costs, was down $108,000 for fiscal 2007 as compared to fiscal 2006.
•	Advertising and promotional expenses were down approximately $642,000 due to reduced customer advertising and fewer shipments of screeners, catalogs and mailers, offset by greater third-party publicity consultants on several of our new DVD and CD releases for fiscal 2007.
•	As a percentage of revenues, advertising and promotional expenses were 4.3% of segment net revenues, down slightly from 4.4% for fiscal 2006, due primarily to lower consumer advertising in 2007.
Digital Selling Expenses. Digital selling expenses as a percentage of segment revenues, were lower for fiscal 2008 as compared to fiscal 2007 and fiscal 2007 as compared to fiscal 2006, primarily as a result of significantly higher segment revenues for fiscal 2008 and 2007 as well as operational efficiency after the initial building of infrastructure. Absolute dollars also decreased mainly due to salaries expense.
International Selling Expenses. The increase in fiscal 2008 expenses is due to the costs incurred selling the distribution rights to four of our feature films in International markets.
General and Administrative Expenses
The following tables present consolidated general and administrative expenses by reportable business segment and as a percentage of related segment net revenues for the fiscal years ended March 31:

	2008	2007	% Change	2007	2006	% Change
	(in thousands)			(in thousands)
General and administrative expenses:
Domestic	$18,231	$16,623	9.7%	$16,623	$15,812	5.1%
Digital	379	304	24.7	304	202	50.5
International	404	480	(15.8)	480	446	7.6

Consolidated	$19,014	$17,407	9.2%	$17,407	$16,460	5.8%

As a percentage of segment net revenues:
Domestic	19.9%	17.3%	2.6%	17.3%	14.5%	2.8%
Digital	17.6	25.0	(7.4)	25.0	113.5	(88.5)
International	21.7	18.0	3.7	18.0	14.8	3.2

Consolidated	19.8%	17.4%	2.4%	17.4%	14.7%	2.7%

Fiscal 2008 Compared to 2007 and 2006
Domestic General and Administrative Expenses
The increase in domestic general and administrative expenses for fiscal 2008 as compared to fiscal 2007 is described as follows:
•	CEO retirement package expense plus other personnel severance of $979,000 for the CEO and two other employees who ceased employment at March 31, 2008.
•	Increased other legal fees of $320,000, primarily associated with defending distribution rights claims and an executive employment separation.

•	BTP-related expenses increased $547,000 to $1.9 million for fiscal 2008, as compared to $1.4 million for fiscal 2007. The expenses in both years consisted of legal, investment banking and other related expenses associated with the negotiations, related disputes and the eventual termination of the proposed merger agreement between us and BTP, as further set forth in “Item 3. Legal Proceedings” above.
•	Accelerated depreciation and amortization of $400,000, associated with the closure of our Las Vegas, Nevada distribution facility.
•	Sarbanes-Oxley compliance related consulting costs of $384,000.
•	A legal settlement $346,000, associated with an executive officer separation of employment.
•	Legal expenses of $250,000 relating to a dismissed shareholder claim as a result of the proposed BTP merger transaction.
•	Increased consulting costs of $189,000 relating to continuing development of our information technology infrastructure system.
•	Increased travel expenditures of $138,000.
Partially offsetting the noted increases to domestic general and administrative expenses for fiscal 2008 were the following decreased expenses:
•	Reduced bad debt expense of $423,000. Net charge of $432,000 associated with Tower’s bankruptcy filing in fiscal 2007.
•	Lower depreciation and amortization of property and equipment of $353,000 as a result of the closure of our distribution facility and reduced capital expenditures for fiscal 2008.
•	Reduced temporary labor expenses of $338,000.
•	Expenses associated with the Lions Gate proxy contest and Special Committee of our Board totaling $634,000 for fiscal 2007 and none in fiscal 2008. These costs included investment banking, special committee and legal fees, proxy solicitor fees, financial printer fees, press release costs, and independent proxy vote processor fees.
The increase in domestic general and administrative expenses for fiscal 2007 as compared to fiscal 2006 is described as follows:
•	Legal and investment banking expenses associated with the proposed BTP merger agreement of $1.4 million during fiscal 2007.
•	Expenses associated with the Lions Gate proxy contest and Special Committee of our Board totaling $634,000 and $247,000 for fiscal 2007 and 2006. These costs include investment banking, special committee and legal fees in 2007 and 2006 and proxy solicitor fees, financial printer fees, press release costs, and independent proxy vote processor fees in 2007.
•	Net charge of $432,000 associated with Tower’s bankruptcy filing in fiscal 2007.
•	In fiscal 2006, we incurred a bad debt charge of $1.6 million as a result of the January 12, 2006, bankruptcy filing of Musicland.
•	Temporary labor expenses of $438,000 for fiscal 2007 associated with inputting and auditing the data entered into our content rights management system and for the auditing of contractual data prior to it being entered into our new royalty and distribution system.
•	Severance and UK office closure costs totaled $263,000.
•	In fiscal 2007, we had increased expenses of $145,000 for consulting and professional services in connection with information technology systems and accounting.
•	Insurance expenses, primarily for medical and directors and officers liability, were higher by $125,000 in fiscal 2007 as compared to fiscal 2006.
•	Depreciation expense was down $700,000 in fiscal 2007 as compared to fiscal 2006. Many Las Vegas distribution facility assets became fully depreciated in fiscal 2007, reducing comparative depreciation expense in fiscal 2007.
•	In fiscal 2006, we incurred an impairment charge for the cumulative cost of a third-party software program totaling $248,000.

Digital General and Administrative Expenses
For fiscal 2008, we increased personnel costs by $159,000 and had reduced consulting expenses of $120,000, as compared to fiscal 2007. The increase from fiscal 2007 from fiscal 2006 was not material on an individual expense line item basis.
International General and Administrative Expenses
Fiscal 2008 total expenses were comparable to fiscal 2007 and fiscal 2006.
Restructuring Expenses
For fiscal 2008, we incurred a total of $612,000 in restructuring charges comprising $248,000 and $364,000 in distribution facility lease termination expenses and involuntary employee termination expenses, respectively.
Other Income and Expenses
Includes the reduction in the fair value of the long-term warrant liability to Portside of $1,410,000, almost entirely offset by the increase in fair value of the embedded derivatives liability within our convertible note payable of $1,406,000 for fiscal 2008. We had no other income in fiscal 2007. Other income for fiscal 2006 was minimal.
Interest Expense

	2008	2007	% Change	2007	2006	% Change
	(in thousands)			(in thousands)
Interest expense, net of interest income	$3,345	$2,434	37.4%	$2,434	$707	244.3%

As a percent of net revenues	3.5%	2.4%	1.1%	2.4%	0.6%	1.8%

For fiscal 2008, interest expense was significantly greater as a result of debt discount, deferred financing costs and interest expense relating to the subordinated senior convertible note which took effect on August 30, 2006. Net noncash charges to interest expense, representing amortization of the Arvato manufacturing advance debt discount, convertible note debt discount and deferred financing costs for fiscal 2008 and 2007, totaled $1,666,000 and $1,273,000, respectively. Interest expense for fiscal 2007 was higher than fiscal 2006 as a result of higher weighted-average interest bearing debt levels and interest rates for the period, as well as significant noncash interest expense recorded from the amortization of debt discounts and deferred financing costs. We expensed approximately $152,000 of our remaining former lender unamortized deferred financing costs as a result of accelerating the maturity of our revolving line of credit during fiscal 2007. Noncash amortization of the former lender deferred financing costs to interest expense for fiscal 2007 totaled $202,000. Of our total interest expense for fiscal 2008 and 2007, 49.8% and 52.3% represented noncash interest expense, respectively.
Income Taxes
We recorded state minimum income and franchise and foreign taxes for fiscal 2008 and 2007. In fiscal 2006, we recorded Federal and California state alternative minimum taxes as we utilized net operating loss (“NOL”) carryforwards to offset taxable earnings which we anticipated would result in alternative minimum tax due to limitations on the utilization of these NOLs.
Even though we have fully reserved our net deferred tax assets, we would still be able to utilize them to reduce future income taxes payable should we have future earnings. To the extent such deferred tax assets relate to NOL carryforwards, the ability to use such NOL carryforwards against future earnings will be subject to applicable carryforward periods.
As of March 31, 2008, we had NOL carryforwards for Federal and state income tax purposes of $32,155,000 and $16,163,000, respectively, which are available to offset future taxable income through 2028 and 2023, respectively.

Consolidated Net Loss
For all of the foregoing reasons, our net loss for fiscal 2008 was $23,053,000, or $1.06 per basic and diluted share, compared to a net loss of $12,611,000, or $.59 per basic and diluted share for fiscal 2007 and a net loss of $207,000, or $.01 per basic and diluted share for fiscal 2006.
Recently Issued Accounting Pronouncements
In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We will apply the guidance of this statement beginning with our first quarter of fiscal 2009 ending June 30, 2008. We have not yet determined the impact of adopting SFAS No. 161 on our financial position.
In December 2007, the SEC published the Staff Accounting Bulletin (“SAB”) No. 110, which amends SAB No. 107 by extending the usage of a “simplified” method, as discussed in SAB No. 107, in developing an estimate of expected term of “plain vanilla” share options in accordance with SFAS No. 123 (revised 2004), Share-Based Payment. In particular, the staff indicated in SAB 107 that it will accept a company’s election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. We will follow the “simplified” method guidelines of SAB 110 for future employee stock option grants.
In December 2007, the FASB issued SFAS No. 141(Revised), “Business Combinations” (“SFAS No. 141(R)”), and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” an amendment of ARB No. 51 (“SFAS No. 160”). These new standards are the United States generally accepted accounting principles (“U.S. GAAP”) outcome of a joint project with the International Accounting Standards Board (“IASB”). SFAS No. 141(R) and SFAS No. 160 introduce significant changes in the accounting for and reporting of business acquisitions and noncontrolling interests in a subsidiary. SFAS No. 141(R) and SFAS No. 160 continue the movement toward the greater use of fair values in financial reporting and increased transparency through expanded disclosures. SFAS No. 141(R) changes how business acquisitions are accounted for and will impact financial statements at the acquisition date and in subsequent periods. SFAS No. 160 requires noncontrolling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with noncontrolling interest holders. SFAS No. 141(R) and SFAS No. 160 are effective for our fiscal 2010. We are currently evaluating the impact of the adoption of SFAS No. 141(R) and SFAS No. 160 on our consolidated financial position, results of operations and cash flows.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided we also elect to apply the provisions of SFAS No. 157, “Fair Value Measurements.” We will apply the guidance of this statement beginning with our first quarter of fiscal 2009 ending June 30, 2008. We are currently evaluating SFAS No. 159, however, we do not believe it will have a material impact on our consolidated financial condition or results of operations.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP and requires enhanced disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. The pronouncement is effective for fiscal years beginning after November 15, 2007. The guidance in SFAS No. 157 will be applied prospectively with the exception of: (i) block discounts of financial instruments; and (ii) certain financial and hybrid instruments measured at initial recognition under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” These exceptions are to be applied retrospectively as of the beginning of initial adoption (a limited form of retrospective application). We are currently evaluating SFAS No. 157, however, we do not believe it will have a material impact on our consolidated financial condition or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates and foreign currency exchange rates. Changes in interest rates and changes in foreign currency exchange rates have an impact on our results of operations.
Interest Rate Fluctuations
At March 31, 2008, approximately $5.2 million of our outstanding borrowings were subject to changes in interest rates; however, we do not use derivatives to manage this risk. This exposure is linked to the prime rate and LIBOR.
Management believes that moderate changes in the prime rate or LIBOR would not materially impact our operating results or financial condition. For example, a 1.0% change in interest rates would result in an approximate $52,000 annual impact on pretax loss based upon our outstanding borrowings at March 31, 2008.
Management believes that moderate changes in the prime rate would not materially affect our operating results or financial condition.
Foreign Exchange Rate Fluctuations
At March 31, 2008, our accounts receivable related to international distribution and denominated in foreign currencies were minimal. They are subject to future foreign exchange rate risk and could become significant in the future. We distribute some of our licensed DVD programming (for which we hold international distribution rights) internationally through sublicensees. Additionally, we exploit international broadcast rights to some of our exclusive entertainment programming (for which we hold international broadcast rights). Management believes that moderate changes in foreign exchange rates will not materially affect our operating results or financial condition. To date, we have not entered into foreign currency exchange contracts.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders
Image Entertainment, Inc.
Chatsworth, California
We have audited the accompanying consolidated balance sheets of Image Entertainment, Inc. as of March 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity and cash flows for the years ended March 31, 2008, 2007 and 2006. We also have audited the schedule as listed in the accompanying index under Item 5. These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Image Entertainment, Inc. as of March 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the three year period ended March 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.
Effective April 1, 2006, the Company adopted the provisions of the SFAS No. 123(R) — “Share-Based Payment — an Amendment of SFAS No.’s 123 and 95. Effective April 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109.”
/s/ BDO SEIDMAN LLP
Los Angeles, California
June 30, 2008

CONSOLIDATED BALANCE SHEETS
March 31, 2008 and 2007
ASSETS

(In thousands)	2008	2007

Current assets:
Cash and cash equivalents	$1,606	$2,341
Accounts receivable, net of allowances of $8,548 — 2008 $8,956 — 2007	17,873	19,360
Inventories	16,379	16,742
Royalty and distribution fee advances	13,939	13,118
Prepaid expenses and other assets	1,488	1,302

Total current assets	51,285	52,863

Noncurrent inventories, principally production costs	2,632	2,808
Noncurrent royalty and distribution advances	21,356	23,397
Property, equipment and improvements, net	3,089	4,692
Goodwill	5,715	5,715
Other assets	736	1,221

	$84,813	$90,696

See accompanying notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS, CONTINUED
March 31, 2008 and 2007
LIABILITIES AND SHAREHOLDERS’ EQUITY

(In thousands, except share data)	2008	2007

Current liabilities:
Accounts payable	$11,387	$7,431
Accrued liabilities	5,877	6,039
Accrued royalties and distribution fees	13,961	9,881
Accrued music publishing fees	5,971	5,945
Deferred revenue	10,598	5,039
Revolving credit facility	5,165	—
Current portion of long-term debt, less debt discount	5,759	1,612

Total current liabilities	58,718	35,947

Long-term debt, less current portion, less debt discount	16,309	21,948
Other long-term liabilities, less current portion	2,560	3,221

Total liabilities	77,587	61,116

Commitments and Contingencies (Notes 8, 9 and 13)
Shareholders’ equity:
Preferred stock, $.0001 par value, 25 million shares authorized; none issued and outstanding	—	—
Common stock, $.0001 par value, 100 million shares authorized; 21,856,000 and 21,577,000 issued and outstanding in 2008 and 2007, respectively	2	2
Additional paid-in capital	52,618	51,847
Accumulated other comprehensive income	—	3
Accumulated deficit	(45,394)	(22,272)

Net shareholders’ equity	7,226	29,580

	$84,813	$90,696

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended March 31, 2008, 2007 and 2006

(In thousands, except per share data)	2008	2007	2006
NET REVENUES	$95,818	$99,751	$111,902

OPERATING COSTS AND EXPENSES:
Cost of sales	85,450	82,022	84,168
Selling expenses	10,412	10,456	10,750
General and administrative expenses	19,014	17,407	16,460
Restructuring expenses	612	—	—

	115,488	109,885	111,378

EARNINGS (LOSS) FROM OPERATIONS	(19,670)	(10,134)	524
OTHER EXPENSES (INCOME):
Interest expense, net	3,345	2,434	707
Other income	(4)	—	(3)

	3,341	2,434	704

LOSS BEFORE INCOME TAXES	(23,011)	(12,568)	(180)
INCOME TAX EXPENSE	42	43	27

NET LOSS	$(23,053)	$(12,611)	$(207)

NET LOSS PER SHARE:
Net loss — basic and diluted	$(1.06)	$(.59)	$(.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	21,734	21,482	21,273

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the Years Ended March 31, 2008, 2007 and 2006

				Accumulated
	Common	Common	Additional	Other
	Stock	Stock	Paid-In	Comprehensive	Accumulated
(In thousands)	Shares	Par Value	Capital	Income (Loss)	Deficit	Total

Balance at March 31, 2005	21,252	$47,513	$3,774	—	$(9,454)	$41,833
Comprehensive loss:
Net loss	—	—	—	—	(207)	(207)
Foreign currency translation loss	—	—	—	(4)	—	(4)

Total comprehensive loss						(211)
Incorporation in State of Delaware	—	(47,511)	47,511	—	—	—
Exercise of options	2	—	5	—	—	5
Exercise of stock warrant	42	—	—	—	—	—
Acceleration of vesting of stock options	—	—	16	—	—	16

Balance at March 31, 2006	21,296	2	51,306	(4)	(9,661)	41,643
Net loss	—	—	—	—	(12,611)	(12,611)
Foreign currency translation gain	—	—	—	7	—	7

Total comprehensive loss						(12,604)
Issuance of stock warrant	—	—	194	—	—	194
Exercise of options	10	—	17	—	—	17
Exercise of stock warrant	271	—	330	—	—	330

Balance at March 31, 2007	21,577	2	51,847	3	(22,272)	29,580
Net loss	—	—	—	—	(23,053)	(23,053)
Foreign currency translation loss	—	—	—	(3)	—	(3)

Total comprehensive loss						(23,056)
Issuance of restricted stock units	16	—	55	—	—	55
Exercise of options	152	—	512	—	—	512
Exercise of stock warrant	111	—	204	—	—	204
Adoption of FIN 48	—	—	—	—	(69)	(69)

Balance at March 31, 2008	21,856	$2	$52,618	$—	$(45,394)	$7,226

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended March 31, 2008, 2007 and 2006

(In thousands)	2008	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(23,053)	$(12,611)	$(207)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of production costs	4,219	4,529	4,537
Depreciation and other amortization	3,736	3,124	2,603
Provision for lower of cost or market inventory write-downs	4,886	1,866	1,808
Provision for doubtful accounts, sales returns and other credits	362	(356)	2,257
Accelerated amortization and fair value writedown of advance royalty and distribution fees	8,373	3,330	1,987
Severance Accrual	979	—	—
Asset impairment write-off	—	—	248
Loss on disposal of assets	39	—	—
Other	(4)	—	—
Acceleration of vesting of employee stock options	—	—	16
Changes in assets and liabilities associated with operating activities:
Accounts receivable	1,125	(1,842)	7,447
Inventories	(4,589)	(1,722)	(2,349)
Royalty and distribution fee advances	(4,256)	(4,405)	(12,100)
Production cost expenditures	(3,977)	(3,920)	(4,456)
Prepaid expenses and other assets	(93)	(1)	170
Accounts payable, accrued royalties, fees and liabilities	3,350	1,375	(8,266)
Deferred revenue	5,559	(712)	359

Net cash used in operating activities	(3,344)	(11,345)	(5,946)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(506)	(1,595)	(1,132)
Acquisition of business, net of cash acquired	—	—	(8,241)

Net cash used in investing activities	(506)	(1,595)	(9,373)

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
For the Years Ended March 31, 2008, 2007 and 2006

(In thousands)	2008	2007	2006

CASH FLOWS FROM FINANCING ACTIVITIES:

Borrowings under revolving credit facility	$91,447	$48,764	$35,987
Repayments of borrowings under revolving credit facility	(86,282)	(60,264)	(24,487)
Proceeds from issuance of long-term debt, net of costs	—	25,813	—
Repayments of long-term debt	(2,766)	(458)	(1,337)
Principal payments under capital lease obligations	—	—	(109)
Proceeds from exercise of common stock warrant	204	330	—
Proceeds from exercise of employee stock option	512	17	5

Net cash provided by financing activities	3,115	14,202	10,059

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:	(735)	1,262	(5,260)

Cash and cash equivalents at beginning of year	2,341	1,079	6,339

Cash and cash equivalents at end of year	$1,606	$2,341	$1,079

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the year for:
Interest	$1,315	$1,148	$667

Income taxes	$34	$6	$28

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
For the Years Ended March 31, 2008, 2007 and 2006
SUPPLEMENTAL DISCLOSURES OF NONCASH OPERATING, INVESTING AND FINANCING ACTIVITIES:
As of March 31, 2008 and 2007, we accrued approximately $2.9 million and $1.5 million, respectively, to accrue royalty advances and distribution fees for committed unpaid royalty and production advances where future payment is based upon the release of the program or the passage of time.
See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Basis of Presentation and Summary of Significant Accounting Policies.
Basis of Presentation and Principles of Consolidation. The accompanying consolidated financial statements include the accounts of Image Entertainment, Inc., its subsidiaries Egami Media, Inc., Image Entertainment (UK), Inc., Home Vision Entertainment, Inc. (collectively, “we,” “our” or “us”). All significant inter-company balances and transactions have been eliminated in consolidation.
Business. We engage primarily in the domestic acquisition and wholesale distribution of home entertainment content for release on DVD, and in other home entertainment formats, via exclusive distribution and royalty agreements. We also distribute our exclusive DVD programming internationally, primarily by relying on sublicensees (particularly Sony BMG, Warner Music Group and Digital Site), from whom we receive revenues in the form of royalty income.
Use of Estimates in Preparation of Financial Statements. The preparation of our consolidated financial statements in conformity with United States generally accepted accounting principles (“U.S. GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements. The significant areas requiring the use of management estimates are related to provisions for lower-of-cost or market inventory write downs, doubtful accounts receivable, unrecouped royalty and distribution fee advances, valuation of deferred taxes, and sales returns. Although these estimates are based on management’s knowledge of current events and actions management may undertake in the future, actual results may ultimately differ from those estimates.
Cash and Cash Equivalents. Cash and cash equivalents include all cash balances and highly liquid investments with an initial maturity of three months or less. We place our temporary cash investments with high credit quality financial institutions. At times our cash deposits may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limit.
Fair Value of Financial Instruments. The carrying amount of our financial instruments, which principally include cash, trade receivables, accounts payable and accrued expenses, approximates fair value due to the relatively short maturity of such instruments. The fair value of our debt instruments approximate the amount of future discounted cash flows associated with each instrument.
Revenue Recognition. Revenue is recognized upon meeting the recognition requirements of American Institute of Certified Public Accountants Statement of Position (“SOP”) 00-2, “Accounting by Producers or Distributors of Films” (“SOP 00-2”) and Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition.” Revenues from home video distribution are recognized net of an allowance for estimated returns, as well as related costs, in the period in which the product is available for sale by our customers (at the point that title and risk of loss transfer to the customer, which is generally upon receipt by the customer and in the case of new releases, after “street date” restrictions lapse). Revenues from domestic and international broadcast licensing and home video sublicensing, as well as associated costs, are recognized when the programming is available to the licensee and other recognition requirements of SOP 00-2 are met. Fees received in advance of availability, usually in the case of advances received from Sony BMG, Digital Site, other international home video sublicensees and for broadcast programming, are deferred until earned and all revenue recognition requirements have been satisfied. Provisions for uncollectible accounts receivable are provided at the time of sale. As of March 31, 2008 and 2007, deferred revenue totaled $10,598,000 and $5,039,000, respectively.
Inventories. Inventories consist primarily of finished products for sale (which are stated at the lower-of-cost or market, with cost being determined on an average cost basis) and unamortized non-recoupable production costs (which are stated at fair value). See “Note 2. Maturation of DVD Marketplace, Related Acceleration of Amortization and Fair Value Writedown of Film Costs at March 31, 2008.”
Non-Recoupable Production Costs. The costs to produce licensed content for domestic and international distribution include the cost of converting film prints or tapes into the optical disc format. Costs also include menu design, authoring, compression, subtitling, closed captioning, service charges related to disc manufacturing, ancillary material production, product packaging design and related services, and the overhead of our creative services and production departments. A percentage of the capitalized production costs is amortized to expense each month based upon: (i) a projected revenue stream resulting from distribution of new and previously released exclusive programming related to such production costs; and (ii) management’s estimate of the ultimate net realizable value of the production costs. Estimates of future revenues are reviewed periodically and amortization of production costs is adjusted accordingly. If estimated future revenues are not sufficient to recover the unamortized balance of production costs, such costs are reduced to their estimated fair value. See “Note 2. Maturation of DVD Marketplace, Related Acceleration of Amortization and Fair Value Writedown of Film Costs at March 31, 2008.”

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Royalty and Distribution Fee Advances, Recoupable Production Advances. Royalty and distribution fee advances represent fixed minimum payments made to program suppliers for exclusive content distribution rights. A program supplier’s share of exclusive program distribution revenues is retained by us until the share equals the advance(s) paid to the program supplier plus recoupable production costs. Thereafter, any excess is paid to the program supplier. In the event of an excess, we record, as a cost of sales, an amount equal to the program supplier’s share of the net distribution revenues. Royalty and distribution fee advances are charged to operations as revenues are earned. Royalty distribution fee advances and recoupable production costs are amortized to expense in the same ratio that current period revenue for a title or group of titles bears to the estimated remaining unrecognized ultimate revenue for that title. Revenue and cost forecasts are continually reviewed by management and revised when warranted by changing conditions. When estimates of total revenues and costs indicate that an individual title or group of cross-collateralized titles which we exploit via home entertainment formats (such as home video, CD or broadcast) will result in an ultimate loss, an impairment charge is recognized to the extent that capitalized advance royalties and distribution fees and recoupable production costs exceed estimated fair value, based on discounted cash flows, in the period when estimated. See “Note 2. Maturation of DVD Marketplace, Related Acceleration of Amortization and Fair Value Writedown of Film Costs at March 31, 2008.”
Property, Equipment and Improvements. Property, equipment and improvements are stated at cost less accumulated depreciation and amortization. Major renewals and improvements are capitalized; minor replacements, maintenance and repairs are charged to current operations. Some costs in developing internal use software are capitalized pursuant to the SOP 98-1, “Accounting for Costs of Computer Software Developed or Obtained for Internal Use.” Depreciation and amortization are computed by applying the straight-line method over the estimated useful lives of the machinery, equipment and software (3-7 years). Leasehold improvements are amortized over the shorter of the useful life of the improvement or the 10-year life of the related leases. See “Note 4. Fulfillment Services Agreement, Closure of Las Vegas Facility and Lease Termination.”
Advertising Costs. Our advertising expense consists of expenditures related to advertising in trade and consumer publications, product brochures and catalogs, booklets for sales promotion, radio advertising and other promotional costs. In accordance with SOP 93-7, “Reporting on Advertising Costs,” we expense advertising costs in the period in which the advertisement first takes place. Product brochures and catalogs and various other promotional costs are capitalized and amortized over the expected period of future benefit, but generally not exceeding six months. Our co-op advertising is expensed in accordance with Emerging Issues Task Force (“EITF”) 01-09, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products.” At March 31, 2008, we had prepaid advertising costs of $36,000. We had no prepaid advertising costs at March 31, 2007. For fiscal 2008, 2007 and 2006, advertising and promotion expense was $4,665,000, $4,319,000 and $4,904,000, respectively.
Market Development Funds. In accordance with EITF 01-09, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products,” market development funds, including funds for specific product positioning, taken as a deduction from payment for purchases by customers are classified by us as a reduction to revenues. The following reductions to consolidated net revenues have been made in accordance with the guidelines of this issue: $3,773,000 for fiscal 2008, $5,036,000 for fiscal 2007 and $5,329,000 for fiscal 2006.
Allowances Received From Vendors. In accordance with EITF 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor,” we classify consideration received as a reduction in cost of sales in the accompanying statements of operations unless we receive an identifiable benefit in exchange for the consideration, or the consideration represents reimbursement of a specific, identifiable cost incurred by us in selling the vendor’s product.
Shipping Income and Expenses. In accordance with EITF 00-10, “Accounting for Shipping and Handling Fees and Costs,” we classify amounts billed to customers for shipping fees as revenues, and classify costs related to shipping as cost of sales in the accompanying statements of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Major Customers and Suppliers. Amazon.com, Inc., Anderson Merchandisers (which supplies Wal-Mart) and AEC One Stop Group accounted for approximately 15%, 13%, and 11%, respectively, of our net revenues for the year ended March 31, 2008. Amazon.com, Inc., AEC One Stop Group, and Anderson Merchandisers accounted for 12%, 12% and 10%, respectively, of our net revenues for the year ended March 31, 2007. Anderson Merchandisers accounted for 11% of our net revenues for the year ended March 31, 2006. No other customers accounted for more than 10% of net revenues in fiscal 2008, 2007 and 2006. At March 31, 2008, AEC One Stop Group and Anderson Merchandisers accounted for 19% and 18%, respectively, of our gross accounts receivables. At March 31, 2007, AEC One Stop Group and Anderson Merchandisers accounted for 20% and 17%, respectively, of our gross accounts receivables.
We source primarily all of our DVD manufacturing with Arvato. See “Note 9. Long-Term Debt — Disc Replication Advance.”
Goodwill. Goodwill is not amortized, but instead is tested for impairment at least annually. Intangible assets continue to be amortized over their respective estimated useful lives ranging from three to five years. We have no intangible assets with indefinite useful lives.
Impairment of Long-Lived Assets. We review for the impairment of long-lived and specific, identifiable intangible assets whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. We incurred an impairment charge for the cumulative cost of a third-party software program totaling $248,000 as a component of general and administrative expenses during our quarter ended December 31, 2005.
On March 29, 2007, we entered into a fulfillment services agreement with our DVD and CD manufacturer Arvato (formerly known as Sonopress), closed our Las Vegas Nevada warehouse and distribution facility and terminated the related operating lease. See “Note 4. Fulfillment Services Agreement, Closure of Las Vegas Facility and Lease Termination.”
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
Income Taxes. We account for income taxes pursuant to the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes, whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases and the future tax benefits derived from operating loss and tax credit carryforwards. We provide a valuation allowance on our deferred tax assets when it is more likely than not that such deferred tax assets will not be realized. We have a valuation allowance against 100% of our net deferred tax assets at March 31, 2008 and 2007.
Effective April 1, 2007, we adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation Number (“FIN”) 48, which contains a two-step process for recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to determine whether or not a tax benefit should be recognized. A tax benefit will be recognized if the weight of available evidence indicates that the tax position is more likely than not to be sustained upon examination by the relevant tax authorities, The recognition and measurement of benefits related to our tax positions requires significant judgment as uncertainties often exist with respect to new laws, new interpretations of existing laws, and rulings by taxing authorities. Differences between actual results and our assumptions, or changes in our assumptions in future periods, are recorded in the period they become known.
Earnings/Loss per Share. Basic earnings/loss per share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed using the combination of dilutive common share equivalents and the weighted average shares outstanding during the period. Diluted loss per share is equivalent to basic loss per share as inclusion of common share equivalents would be anti-dilutive.
Comprehensive Income (Loss). Comprehensive income (loss) consists of two components, net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) refers to revenue, expenses, gains and losses that under U.S. GAAP are recorded as an element of stockholders’ equity but are excluded from net income (loss). Our other comprehensive income (loss) is comprised of foreign currency translation adjustments arising from cash accounts maintained in England by our subsidiary Image UK. Our comprehensive loss was $23,056,000, $12,604,000 and $211,000 for the years ended March 31, 2008, 2007 and 2006, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Stock Options. In December 2004, the FASB issued revised SFAS No. 123(R) “Share-Based Payment — an Amendment of SFAS No.’s 123 and 95” (“SFAS 123(R)”). SFAS 123(R) establishes standards with respect to the accounting for transactions in which an entity exchanges its equity instruments for goods or services, or incurs liabilities in exchange for goods or services, that are based on the fair value of the entity’s equity instruments, focusing primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires public entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions) and recognize the cost over the period during which an employee is required to provide service in exchange for the award. Through March 31, 2006, we accounted for stock options granted to employees in accordance with Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.
On April 1, 2006, we adopted SFAS No. 123(R) using the “modified prospective” method. Under this method, SFAS No. 123(R) requires that we measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the grant date for all awards granted after March 31, 2006. Such cost will be recognized over the period during which an employee of ours is required to provide service in exchange for the award (i.e. the vesting period). Subsequent to our adoption of SFAS No. 123(R), we have not granted any stock-based compensation except for standard grants of restricted stock units to our Board and our then-Chief Marketing Officer, and we are currently evaluating our future plans to issue stock based compensation.
On March 29, 2006, the Compensation Committee of our Board of Directors approved, and our full Board ratified, the acceleration of vesting for all outstanding unvested stock options granted under our equity compensation plans. In connection with the vesting acceleration, the Compensation Committee and the Board also imposed a holding period on the shares underlying the accelerated options, which would prevent the sale or other transfer of such shares until the date the shares would have vested under the original vesting schedule of the respective option, except that the holding period will end upon the close of a change in control transaction. Approximately 402,500 unvested stock options were accelerated with an exercise price below the closing price of $3.73 on March 29, 2006 (i.e. in-the-money), and approximately 724,830 unvested stock options were accelerated with an exercise price above the closing price (i.e. out-of-the-money). The action to accelerate the vesting of unvested stock options enabled us to minimize recognizing future compensation expense associated with our outstanding options upon our adoption of SFAS No. 123(R). The fair value of such stock-based compensation that would have been recorded as compensation expense over the remaining vesting periods for the fiscal 2006-2011 periods, had we not accelerated the vesting, totaled $1,883,000 (approximately $650,000 for our 2007 fiscal year, beginning April 1, 2006, and approximately $1,233,000 over the remaining vesting period of the options). The pro-forma compensation expense is reflected in the table below, which illustrates the effect on net earnings (loss) and earnings (loss) per share for fiscal year 2006 as if Image had applied the fair value recognition provisions of SFAS No. 123(R) to stock-based employee compensation. The weighted average difference between the exercise price of the 402,500 in-the-money option shares and the closing stock price on March 29, 2006, was $0.40 per share, and totaled $161,000 for all shares.
There were no stock option grants in fiscal 2008. There were no stock option grants in fiscal 2007, other than a grant to a former member of the Board that was subsequently cancelled. We granted restricted stock units for 25,920 shares during fiscal 2007, 10,000 of which were cancelled prior to vesting. The closing market price of those shares on the date of grant were amortized to general and administrative expense over their respective vesting periods.
As noted above, prior to April 1, 2006, we accounted for stock options granted to employees in accordance with APB No. 25. Because the exercise price of all options granted by us was greater than or equal to the market price of the underlying common stock on the date of the grant, no compensation expense was recognized. If we had accounted for stock options issued to employees in accordance with SFAS No. 123(R), our pro forma net loss and net loss per share would have been reported as follows:

(In thousands, except per share data)	2006

Consolidated net loss, as reported	$(207)
Add: Stock-based employee compensation expense included in the reported consolidated net loss, net of related tax effects	16
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,861)

Pro forma consolidated net loss	$(2,052)

Consolidated net loss per share:
As reported
Basic and diluted	$(.01)

Pro forma
Basic and diluted	$(.10)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The fair value of the options at the date of grant was estimated using the Black-Scholes model with the following assumption:

2006
Expected life (years)	2.5 – 5.0
Interest rate	2.76 – 4.39%
Volatility	60-67%
Dividend yield	0.00%
Weighted-average fair value of options granted during the year	$1.8377
Recently Issued Accounting Standards. In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We will apply the guidance of this statement beginning with our first quarter of fiscal 2009 ending June 30, 2008. We have not yet determined the impact of adopting SFAS No. 161 on our financial position.
In December 2007, the SEC published the Staff Accounting Bulletin (“SAB”) No. 110, which amends SAB No. 107 by extending the usage of a “simplified” method, as discussed in SAB No. 107, in developing an estimate of expected term of “plain vanilla” share options in accordance with SFAS No. 123 (revised 2004), Share-Based Payment. In particular, the staff indicated in SAB 107 that it will accept a company’s election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. We adopted SAB 110 and will use the “simplified” method guidelines for future employee stock option grants.
In December 2007, the FASB issued SFAS No. 141(Revised), “Business Combinations”, and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” an amendment of Accounting Research Board (“ARB”) No. 51 (“SFAS No. 160”). These new standards are the U.S. GAAP outcome of a joint project with the International Accounting Standards Board (“IASB”). SFAS No. 141(R) and SFAS No. 160 introduce significant changes in the accounting for and reporting of business acquisitions and noncontrolling interests in a subsidiary. SFAS No. 141(R) and SFAS No. 160 continue the movement toward the greater use of fair values in financial reporting and increased transparency through expanded disclosures. SFAS No. 141(R) changes how business acquisitions are accounted for and will impact financial statements at the acquisition date and in subsequent periods. SFAS No. 160 requires noncontrolling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with noncontrolling interest holders. SFAS No. 141(R) and SFAS No. 160 are effective for our fiscal 2010. We are currently evaluating the impact of the adoption of SFAS No. 141(R) and SFAS No. 160 on our consolidated financial position, results of operations and cash flows.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided we also elect to apply the provisions of SFAS No. 157, “Fair Value Measurements.” We will apply the guidance of this statement beginning with our first quarter of fiscal 2009 ending June 30, 2008. We are currently evaluating SFAS No. 159, however, we do not believe it will have a material impact on our consolidated financial condition or results of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP and requires enhanced disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. The pronouncement is effective for fiscal years beginning after November 15, 2007. The guidance in SFAS No. 157 will be applied prospectively with the exception of: (i) block discounts of financial instruments; and (ii) certain financial and hybrid instruments measured at initial recognition under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” These exceptions are to be applied retrospectively as of the beginning of initial adoption (a limited form of retrospective application). We are currently evaluating SFAS No. 157, however, we do not believe it will have a material impact on our consolidated financial condition or results of operations.
Reclassifications. Some fiscal 2006 and 2007 balances have been reclassified to conform to the fiscal 2008 presentation.

Note 2.	Maturation of DVD Marketplace, Related Acceleration of Amortization and Fair Value Writedown of Film Costs at March 31, 2008.
As noted in “Item 1. Business-Industry Trends” above, the DVD marketplace experienced the first noticeable year-over-year decline for the category since the format debuted in 1997. Home Media Magazine reported in our fourth quarter that Nielson VideoScan scan showed a noticeable decline in DVD units actually sold through to consumers in 2007. Image, with its catalog of more than 3,500 DVD titles and rights to hundreds of high definition masters which will be released in the new Blu-ray Disc® (“Blu-ray”) format, is primarily a non-“hits” exclusive DVD distributor. Our sales of previously released (catalogue) titles continue to be negatively impacted by the maturation of the DVD marketplace and with it, declining shelf space dedicated to previously released programming.
With retail shelf space continuing to decline and more space being allocated for major studio releases and now the high definition format winner Blu-ray, we are relying on growing sales to our Internet retailers, with virtual shelf space and sophisticated search engines, to replace declining catalogue sales from our traditional “brick and mortar” retail customers. We are additionally relying on growing digital revenues to replace declining catalogue sales as well. While our revenues from Internet retailers are growing, they are not yet replacing declining sales of catalogue programming to our “brick and mortar” retail customers. While our digital revenues are growing extremely fast, they have not grown fast enough in terms of absolute dollar growth to replace declining catalogue sales to our “brick and mortar” customers. Given the immaturity of the digital industry, we cannot use significantly higher forecasts of our expected digital revenue growth to offset what we now see to be permanent declines in our packaged goods catalogue revenues. Shelf space allocated to CD titles continues to shrink as full album CD sales are negatively impacted by less expensive direct digital downloading on a song-by-song basis.
Management believes it’s prudent at this time, with the first time decline in DVD growth (the marketplace maturation point — as reported in our fiscal fourth quarter), the changing retail landscape and the continuing non-temporary overall decline in Image’s catalogue revenues to more significantly adjust estimates of ultimate revenues by re-evaluating the lifecycle of our DVD and CD content.
SOP-002 requires that management re-evaluate ultimate revenue projections on a periodic basis, which we have done for every past publicly reported period end. Such re-evaluation has resulted in fair value writedowns of CD and DVD carrying costs as well as accelerated amortization and fair value writedown of other film costs, such as unrecouped advance royalties and distribution fees, unrecouped production costs and advance music publishing. These accelerated amortization and fair value writedowns have significantly contributed to Image’s losses over the last several years. For fiscal 2008, Image recorded $13.3 million in accelerated amortization and fair value writedown of its film costs, representing $8.4 million in accelerated amortization and fair value writedowns of advance royalty and distribution fees and $4.9 million in fair value writedowns of inventory. Of those amounts $7.2 million and $3.2 million were recorded in the fourth quarter, respectively. For fiscal 2007, Image recorded $3.3 million in accelerated amortization and fair value writedowns of advance royalty and distribution fees and $1.9 million in fair value writedowns of inventories.
The sales lifecycle of a title, on average, follows a curve that begins at new release peak levels, followed by phases in which velocity diminishes, ultimately “tailing” off as the title approaches the end of its agreement term. The decreases in velocity after the first year are significantly less than after initial release, resulting in what is often called the “long tail” of the entertainment lifecycle. As the majority of Image’s catalogue of more than 3,500 DVD titles was released over a year ago, most fall into the category of catalogue or “long tail” product. While we experience continuing “tail” sales, which shelf space becoming continually more constrained, we must reflect a much thinner “tail” and depending on the title’s historical sales, no “tail.”

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Accordingly, as a result of this re-evaluation of ultimate revenues, Image has recorded additional charges to cost of sales during the quarter ended March 31, 2008 of $10.4 million, representing accelerated amortization and fair value writedowns of its film costs, including inventories ($3.2 million) and advance royalties and distribution fees ($7.2 million).
Much of the adjustment was for deeper catalogue titles which inventory and unrecouped advance royalties and distribution fees were paid for in prior fiscal years.
Note 3. Resignation of CEO and Related Charge for Retirement Package.
We announced on April 1, 2008 that Martin Greenwald had resigned as President and Chief Executive Officer of Image. Mr. Greenwald has remained the Chairman of the Board of Directors of the Company.
On April 1, 2008, David Borshell, previously Image’s Chief Operating Officer, succeeded Mr. Greenwald as President of Image. The Board of Directors has made the title of President the top executive position of the Company and does not plan to seek a CEO. Mr. Borshell reports directly to the Board of Directors.
The Board of Directors approved the following terms for Mr. Greenwald’s retirement package:  payment of twelve of months of base salary equivalent to $613,000, payable bi-weekly in accordance with the normal payroll practices of the Company and continued perquisites for a one year period. The overall value of the package, approximately $801,000, including related employer taxes, was accrued for as a liability at March 31, 2008 and recorded as a charge to general and administrative expenses for the fiscal year ended March 31, 2008.
Note 4. Fulfillment Services Agreement, Closure of Las Vegas Facility and Lease Termination.
On March 29, 2007, we entered into an agreement with our exclusive DVD manufacturer Arvato Digital (formerly known as Sonopress LLC) (“Arvato”), which provided for Arvato to also serve as our exclusive provider of warehousing and distribution services. We successfully integrated Arvato’s logistics and warehouse management systems with our order management and inventory control software, as well as successfully transitioned all of our warehousing and distribution services to the Arvato facility in Pleasant Prairie, Wisconsin during the second quarter of fiscal 2008.
One-time termination benefits have been provided to employees who were involuntarily terminated under the terms of this restructuring. These employees were required to render service until a specific date in order to receive the termination benefits. In accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” the liability for the termination benefits of $364,000 was measured initially on the April 20, 2007 communication date to our employees based on the fair value of the liability as of the termination date. The resulting liability was recognized ratably over the service period. Amortization of one-time termination benefits totaled $364,000 for the fiscal year ended March 31, 2008, and is classified as a component of restructuring expenses in the accompanying consolidated statements of operations.
Our decision to engage Arvato to take over our warehousing and distribution operations, and accordingly close our Las Vegas distribution facility, ultimately resulted in much of our warehouse and distribution equipment being abandoned before the end of its previously estimated useful life. We used our warehouse assets to store and distribute our products until the transfer of inventories to Arvato was completed on July 31, 2007. In accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” depreciation and amortization estimates were revised to reflect the use of the assets over their shortened useful lives. We classified the accelerated depreciation expense associated with the abandoned assets, totaling $400,000 for the fiscal year ended March 31, 2008, as a component of general and administrative expenses in the accompanying consolidated statements of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
On February 15, 2008, we entered into a Termination of Lease Agreement to terminate our Las Vegas, Nevada distribution facility lease agreement, effective January 1, 2008. As a result of the lease termination, we are not financially responsible for the remaining aggregate lease payments over the remaining term of the lease which totaled approximately $2.7 million through November 4, 2012, plus related expenses.
In connection with the lease termination, we paid the landlord, a termination fee of $275,000. Also in connection with the lease, we paid a brokerage fee of approximately $140,000. For the fiscal year ended March 31, 2008, we recorded a net charge of $248,000 as a component of restructuring expenses. The charge includes all fees and is net of deferred rent.
The following table reconciles the liability for restructuring costs at March 31, 2007 to the liability at March 31, 2008:

(In thousands)
Beginning liability at March 31, 2007	$—
Costs charged to expense during the fiscal year ended March 31, 2008	612
Costs paid or otherwise settled during the fiscal 2008 period	(612)

Ending liability at March 31, 2008	$—

Note 5. Inventories.
Inventories at March 31, 2008 and 2007, are summarized as follows:

(In thousands)	2008	2007
DVD	$11,453	$10,724
Other	2,563	3,588

	14,016	14,312
Production costs, net	4,995	5,238

	19,011	19,550
Less current portion of inventories	16,379	16,742

Noncurrent inventories, principally non-recoupable production costs	$2,632	$2,808

Non-recoupable production costs are net of accumulated amortization of $12,054,000 and $10,553,000 at March 31, 2008 and 2007, respectively. We expect to amortize approximately 76% of the March 31, 2008 unamortized production costs by March 31, 2010.
Note 6. Property, Equipment and Improvements.
Property, equipment and improvements at March 31, 2008 and 2007, are summarized as follows:

(In thousands)	2008	2007
Machinery, equipment and software	$10,320	$18,995
Leasehold improvements	844	887
Other	164	187

	11,328	20,069
Less accumulated depreciation and amortization	8,239	15,377

	$3,089	$4,692

Depreciation and amortization expense for the years ended March 31, 2008, 2007 and 2006, was $1,954,000, $1,902,000 and $2,603,000, respectively. See “Note 4. Fulfillment Services Agreement, Closure of Las Vegas Facility and Lease Termination” for a discussion regarding the asset impairment triggered by our restructuring of our warehousing and distribution operations in Las Vegas, Nevada.
Note 7. Investment in Film Production.
Investment in film production at March 31, 2008 and 2007 is included as a component of royalty and distribution fee advances in the consolidated balance sheets and are summarized as follows:

(In thousands)	2008	2007
Released, net of accumulated amortization	$1,431	$183
Completed and not released	2,598	3,950
In process	—	1,948
In development	—	57

	$4,029	$6,138

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 8. Subsequent Event — Amendment to Revolving Credit Facility.
At March 31, 2008, we had $5.2 million borrowed under our revolving line of credit with Wachovia Capital Finance Corporation (Western) (“Wachovia”).
In April 2008, we amended our May 2007 three-year Loan and Security Agreement with Wachovia to increase our maximum borrowing availability under our revolving line of credit to $20 million, up from $15 million and reduce minimum financial covenant levels on a going forward basis. Actual borrowing availability under the line is based upon our level of eligible accounts receivable.
The amendment increased interest on outstanding borrowings to either the Prime rate plus up to 0.75% (up from Prime plus up to 0.25%) or at our option the Eurodollar rate plus up to 2.75% (up from Eurodollar plus up to 2.25%), subject to minimum borrowing levels. The level of interest rate margin to Prime or Eurodollar is dependent upon our future financial performance as measured by EBITDA, earnings before interest, taxes, depreciation and amortization, as defined in the Agreement.
In addition to increasing our borrowing availability, the amendment reduces the required minimum Fixed Charge Coverage Ratios on a going forward basis. The measurement is for each three month period on or after:
•	March 31, 2008, .00 to 1.0

•	September 30, 2008, .50 to 1.0

•	December 31, 2008, 1.0 to 1.0
And each six month period on or after:
•	March 31, 2009, 1.0 to 1.0

•	June 30, 2009, 1.1 to 1.0
If we maintain minimum borrowing availability equal to, or greater than, $3.5 million (when the required Fixed Charge Coverage Ratio is less 1.0 to 1.0) and $2.5 million (when the required Ratio is greater than, or equal to, 1.0 to 1.0), this financial covenant will not be tested for compliance.
At March 31 2008, we were not tested for covenant compliance because we had availability in excess of the required $3.5 million minimum. Had we been tested, our negative EBITDA, as defined, would have resulted in a Fixed Charge Coverage Ratio less than the required .00 to 1.0. Accordingly, at March 31, 2008, our borrowing availability was $4.7 million ($8.2 million availability based upon eligible accounts receivable less the $3.5 million minimum requirement).
The Wachovia agreement is subject to early termination fees, based upon the maximum facility amount of $20 million, of 0.75% if terminated within the end of the three-year term. The agreement also imposes restrictions on such items as encumbrances and liens, payment of dividends, other indebtedness, stock repurchases and capital expenditures and requires us to comply with minimum financial and operating covenants. Any outstanding borrowings are secured by our assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 9. Long-Term Debt.
Disc Replication Advance. Arvato exclusively manufactures our DVDs and manufactures the majority of our CDs. On June 30, 2006, we received an interest-free $10 million advance against future DVD manufacturing from Arvato, to be repaid at $0.20 per DVD manufactured, plus payment of a $0.04 administrative fee per DVD manufactured until the advance is repaid. Arvato has a security interest in all of our assets in second position behind Wachovia. As the obligation is non-interest bearing, we initially imputed and recorded a debt discount of $1,945,000 to the $10 million face amount of the advance based upon our then-borrowing rate with our bank and recorded a deferred manufacturing credit, classified in other long-term liabilities. We are amortizing the debt discount, using the effective interest method, to interest expense. We are amortizing the deferred manufacturing credit as a reduction to the DVD disc purchase cost based upon actual discs manufactured by Arvato. The $0.04 administrative fee per disc manufactured is being recorded as an additional inventory manufacturing cost. Amortization of the debt discount is a noncash interest expense and totaled $706,000 and $534,000 for fiscal 2008 and 2007, respectively. Amortization of the deferred manufacturing credit totaled $610,000 and $195,000 for fiscal 2008 and 2007, respectively, and is included as a component of cost of sales. At March 31, 2008, we have $6,776,000 remaining outstanding under the advance, exclusive of the debt discount.
Private Placement of Senior Convertible Note and Warrant. On August 30, 2006, we issued to Portside Growth and Opportunity Fund (“Portside”), in a private placement, a senior convertible note in the principal amount of $17,000,000 and a related warrant to purchase 1,000,000 shares of our common stock, and on November 10, 2006, we entered into an Amendment and Exchange Agreement with Portside, which agreement modified the transaction documents and provided for a replacement warrant to be issued in exchange for the warrant previously issued to Portside. The note accrues interest at a rate of 7.875% per annum with accrued interest payable quarterly in arrears in either cash or stock. The note has a term of five years and is convertible into 4,000,000 shares of our common stock at a conversion price of $4.25 per share, subject to antidilution adjustments. The related warrant is exercisable for an aggregate of 1,000,000 shares of our common stock at an exercise price of $4.25 per share, subject to antidilution adjustments. The warrant has a term of five years from the issuance date. Portside has a security interest in all of our assets in third position behind Wachovia and Arvato.
Beginning in February 2009, Portside may require bi-annual payments, each in the amount of $4,000,000 principal plus interest, subject to Wachovia’s approval based upon our then-borrowing availability levels. Should the weighted-average trading price of our common stock be greater than $4.00 per share for the twenty trading days immediately prior to the due date for the first payment, then we could delay the first payment until August 2009. We have classified the potential February 2009 $4,000,000 principal payment as current in the accompanying balance sheet at March 31, 2008.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The instruments issued as part of this transaction contain several embedded derivatives which we have valued in accordance with SFAS No. 133, “Derivative Instruments and Hedging Activities.” The embedded derivatives include Portside’s right to require us to redeem the note in the event of a change of control, and our right to redeem the note in the event of a change of control to a private company. The original fair value of the warrant was $1,900,000, which was recorded as a discount on the $17 million note liability with an offsetting credit to warrant liability in accordance with SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” and FASB Staff Position 150-1, “Issuer’s Accounting for Freestanding Financial Instruments Composed of More Than One Option or Forward Contract Embodying Obligations under FASB Statement No. 150.” At March 31, 2008, a new Black-Scholes valuation of the long-term warrant liability resulted in a $1,410,000 reduction in the liability, recorded as a non-operating credit to other income for the fiscal year ended March 31, 2008. The resulting $490,000 accrued warrant liability is included as a component of other long-term liabilities in the consolidated balance sheet at March 31, 2008. Additionally, the fair value of embedded derivatives increased to $1,406,000 and is included as a component of other long-term liabilities in the consolidated balance sheet at March 31, 2008. The $1,406,000 change in fair value of the embedded derivatives was recorded as a non-operating expense in the accompanying statement of operations for fiscal 2008. We revalue at least annually and when circumstances indicate the value would materially change. We re-address liability classification each quarterly reporting period.
Additionally, direct costs of $1,187,000 relating to the private placement were recorded as asset-deferred financing costs and are amortized as additional noncash interest expenses using the effective interest rate method over the life of the related private placement debt. Amortization of the debt discount and the deferred financing costs using the effective interest rate method is a noncash charge to interest expense and totaled $921,000 and $537,000 for fiscal 2008 and 2007, respectively.
Long-term debt at March 31, 2008 and 2007 consisted of the following:

(In thousands)	March 31, 2008	March 31, 2007
Subordinated senior convertible note, less debt discount of $1,003 — March 31, 2008; $1,570 — March 31, 2007	$15,997	$15,430
Subordinated manufacturing advance obligation, less debt discount of $705 — March 31, 2008; $1,411 — March 31, 2007	6,071	8,130

	22,068	23,560
Current portion of long-term debt, less debt discount of $1,041- March 31, 2008; $588 — March 31, 2007	5,759	1,612

Long-term debt, less current portion and debt discount	$16,309	$21,948

Note 10. New Exclusive Distribution Agreement with the Criterion Collection.
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
The terms of this new exclusive distribution agreement call for a nonrecoupable distribution fee of approximately $3.4 million, covering the entire term of the agreement, of which approximately $877,000 had been previously paid and $2.5 million is being paid in 22 equal quarterly installments of approximately $112,000 beginning January 1, 2008, plus a single payment of approximately $37,000 in July 2013. We are expensing the $3.4 million fee to Cost of Sales over the life of the related revenues generated by the agreement in accordance with the American Institute of Certified Public Accountants Statement of Position No. 00-2, “Accounting by Producers or Distributors of Film.”
The Criterion Collection is dedicated to gathering the greatest films from around the world and publishing them in DVD “special editions” that offer the highest picture and audio quality and award-winning original supplements, including interviews with producers, directors and talent, behind the scenes footage, documentaries, featurettes and more. The Criterion Collection contains film classics like Akira Kurosawa’s Seven Samurai and Ingmar Bergman’s The Seventh Seal, as well as Frederico Fellini’s 8 1/2, Carol Reed’s The Third Man, David Mamet’s House of Games, Terrence Malick’s Days of Heaven and Terry Gilliam’s Fear and Loathing in Las Vegas.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 11. Fiscal 2007 and 2006 Bad Debt Charges Due to Customer Bankruptcy Filings.
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
On January 12, 2006, Musicland Holding Corp. filed for Chapter 11 bankruptcy protection. We had approximately $2.6 million in trade receivables outstanding from Musicland at December 31, 2005. We recorded a bad debt charge of approximately $1.6 million to general and administrative expenses for the year ended March 31, 2006. This charge reflected the net expense, after reversing royalties and distribution fees otherwise payable by us had we collected the Musicland trade receivable. We wrote off as uncollectible the entire Musicland trade receivable balance during fiscal 2006.
Note 12. Fiscal 2007 Asset Impairment Write-Down — Source Entertainment, Inc Chapter 11 Bankruptcy Filing.
In May 2007, our content provider Source Entertainment filed for bankruptcy protection. During the fourth quarter of fiscal 2007, we recognized an impairment loss equal to the difference between the present value of expected profits to be recognized on Source-branded titles that we expect to release in the future and the net book value of assets related to the exclusive distribution agreement. The write-down totaled $2.2 million and was recorded as a component of cost of sales in fiscal 2007.
Note 13. Commitments and Contingencies.
Operating Leases
Our headquarters are located in Chatsworth, California and consist of approximately 62,000 square feet on one floor of a multi-tenant building. The monthly rent is $1.34 per square foot, on a gross basis, or approximately $83,000 per month, and increases approximately 3% annually. The office lease has an initial 10-year term with two five-year options. The lease commenced on July 1, 2004. Although a base level of operating expenses is included in the rent payment, we will be responsible for a percentage of actual annual operating expense increases capped at 5% annually, excluding utilities, insurance and real estate taxes.
Through January 1, 2007, we leased a 76,000 square foot warehouse and distribution facility located in Las Vegas, Nevada. On February 15, 2008, we entered into a Termination of Lease Agreement to terminate our Las Vegas, Nevada distribution facility lease agreement, effective January 1, 2008. As a result of the lease termination, we are not financially responsible for the remaining aggregate lease payments over the remaining term of the lease totaling approximately $2.7 million through November 4, 2012, plus related expenses. See “Note 4. Fulfillment Services Agreement, Closure of Las Vegas Facility and Lease Termination.”

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Future minimum annual rental payments by year under operating leases at March 31, 2008, are approximately as follows:

Fiscal	Amount
(In thousands)
2009	$1,014
2010	1,041
2011	1,068
2012	1,095
2013	1,123
Thereafter	1,439

$6,780

Rent expense was $1,574,000, $1,946,000 and $1,889,000 for fiscal 2008, 2007, and 2006, respectively.
Employment Agreements. Future contractual obligations under employment agreements were $3,898,000 and $1,393,000 for fiscal years ending March 31, 2009 and 2010, respectively.
Other. At March 31, 2008, our future obligations by year for royalty advances, minimum royalty guarantees and exclusive distribution fee guarantees under the terms of our existing licenses and exclusive distribution agreements, respectively, are as follows:

Fiscal	Amount
(in thousands)
2009	$9,525
2010	458

$9,983

At March 31, 2008, we have accrued $2,898,000 of the fiscal 2009 obligation above as the content suppliers have met the related contractual requirements.
Legal Proceedings.
BTP Acquisition Company — Termination Fee Litigation
This was an action brought by Image in the Delaware Court of Chancery on February 11, 2008, against BTP Acquisition Co., LLC (“BTP”) and its subsidiary IEAC, Inc., for breach of a merger agreement with Image, based on BTP’s failure to close the merger in accordance with the terms of the merger agreement. Image sought recovery of the $4.2 million “Business Interruption Fee” (“BIF”) and attorney fees, pursuant to the merger agreement.
On March 28, 2008, the defendants answered the Complaint, denying the principal allegations. At the same time, BTP, IEAC and CT1 Holdings, LLC (“CT1”) filed counterclaims against Image asserting, among other claims, breach of the merger agreement and seeking payment of the $1.5 million termination fee from Image pursuant to the merger agreement. See subsequent settlement information below.
See “Subsequent Event-BTP Litigation Settlement Agreement and Mutual Release” below.
BTP Acquisition Company/CT1 Holdings — Output Distribution Agreement Litigation
On January 24, 2008, Image filed a complaint in the Los Angeles Superior Court against CT1 Holdings, LLC; BTP Acquisition Company, LLC; Capitol Films, U.S., LLC; and ThinkFilm (“Defendants”) for breach of contract and declaratory relief seeking a judicial declaration that the Output Distribution Agreement dated December 7, 2007 (“Distribution Agreement”) by and between Image, on the one hand, and CT1 Holdings, LLC (“CT1”), on the other hand, was in full force and effect as a result of CT1’s anticipatory breach of that agreement, and damages in connection with a claim for breach of contract.
On January 25, 2008, CT1 formally gave notice of its purported termination of the Distribution Agreement. As a result of an arbitration clause contained in the Distribution Agreement, on February 6, 2008, Image filed a Demand for Arbitration before JAMS alleging claims for declaratory relief and breach of contract.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
On March 17, 2008, CT1 filed a cross-complaint in the LASC action against Image for breach of contract, fraud in the inducement, interference with prospective economic advantage and other torts, seeking damages and an adjudication that the Output Distribution Agreement was terminated.
On June 4, 2008, Image won its motion to compel arbitration.
See “Subsequent Event-BTP Litigation Settlement Agreement and Mutual Release” below.
Subsequent Event — BTP Litigation Settlement Agreement and Mutual Release
On June 24, 2008, the Company, BTP and its affiliates entered into a Settlement Agreement and Mutual Release. Pursuant to this agreement, Image and all “CT1 Parties” (including CT1 Holdings, Capitol Films US, ThinkFilm, BTP, and David Bergstein) released each other from all claims pertaining to the Merger Agreement and the Distribution Agreement (each among Image and various parties to the Settlement Agreement), and dismissed with prejudice all related lawsuits and actions in Los Angeles Superior Court, Delaware Court of Chancery and the JAMS arbitration.
Pursuant to the Settlement Agreement, the $3 Million held in trust in connection with certain extensions to the Merger Agreement was disbursed $2 million to Image and $1 million plus accrued interest to BTP. As part of the settlement, the parties agreed not to pursue the disposition of any of the contested termination or business interruption fees.
Simultaneous with the execution of the Settlement Agreement, the parties amended their existing Distribution Agreement to provide terms for Image to continue distribution of certain ThinkFilm and Capitol titles that Image had acquired under the original Distribution Agreement.
Lions Gate Films, Inc. v. Image Entertainment, Inc. and Subsequent Event Dismissal
On February 21, 2008, Lions Gate Films, Inc. (“Lions Gate”) filed a lawsuit against Image in Los Angeles Superior Court asserting causes of action for intentional interference with contract and conspiracy to commit intentional interference with contract. The causes of action related to Lions Gate’s contention that Image improperly obtained the video distribution rights to the film entitled “Before the Devil Knows You’re Dead.” The complaint sought compensatory and punitive damages, as well as injunctive relief.
On June 25, 2008, not long after Lions Gate’s motion for a temporary restraining order (seeking to stop Image from releasing the film on home entertainment formats) was denied, Lions Gate filed a dismissal without prejudice of the lawsuit relating to this matter.
Image Entertainment, Inc. v. Relativity Media, LLC and Subsequent Event Settlement
On April 7, 2008, Image filed a lawsuit against Relativity Media, LLC in Los Angeles Superior Court for breach of contract and fraud against Relativity relating to a home video distribution agreement entered into between the parties in August 2006. The complaint sought compensatory and punitive damages.
The parties have agreed to the fundamental terms of a settlement agreement. The settlement agreement is expected to be executed, and the lawsuit dismissed, on or around July 2.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Dismissed Shareholder Claim.
On April 10, 2007, a purported class action shareholder complaint entitled Henzel v. Image Entertainment, Inc., et al. was filed against us and certain of our officers and members of our Board in the Superior Court of the State of California, County of Los Angeles. The named plaintiff proposed to represent a class of our stockholders and claimed, among other things, that in connection with the proposed business combination transaction with BTP, our directors breached their fiduciary duties of due care, good faith and loyalty by failing to maximize stockholder value and by creating deterrents to third-party offers. Among other things, the complaint sought class action status, and a court order enjoining the consummation of the merger and directing us to take appropriate steps to maximize stockholder value. On August 9, 2007, the complaint was dismissed without prejudice by the plaintiff. Under our directors’ and officers’ liability insurance policies, we were financially responsible for the legal fees incurred defending this lawsuit up to our $250,000 deductible, the entirety of which was recorded as a component of general and administrative expenses during for fiscal 2008.
Other Matters.
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
In October 2006, an aggregate of 19,104 shares of restricted stock units were granted to our directors under our 2004 Plan, and subsequently 3,184 restricted stock units were cancelled due to a director resignation. In October 2006, we began amortizing the fair value of the restricted stock units as of the date of grant of $55,000 ratably over the one-year vesting period. In January 2007, an aggregate of 10,000 shares of restricted stock units were granted to an executive officer under our 2004 Plan. In January 2007, we began amortizing the total value of $35,000 for the restricted stock units on the date of grant ratably over the three-year vesting period. These restricted stock units were payable solely in common shares. Compensation expense relating to these stock units for fiscal 2008 and 2007 was approximately $31,000 and $24,000, respectively.
See “Note 1. Basis of Presentation and Summary of Significant Accounting Policies - Stock Options” regarding our acceleration of vesting of all outstanding unvested stock options on March 29, 2006.
Stock option transactions, including our former plans, for the three years ended March 31, 2008, are as follows:

		Per Share	Weighted Average
(In thousands, except per share data)	Shares	Price Range	Price Per Share
Outstanding, March 31, 2005	2,444	$1.68-7.94	$4.180
Granted	403	2.94-5.36	3.362
Exercised	(3)	1.75	1.750
Canceled	(198)	3.80-7.75	7.099

Outstanding, March 31, 2006	2,646	1.68-7.94	3.782
Granted	5	3.55	3.550
Exercised	(10)	1.68-1.75	1.715
Canceled	(212)	3.55-7.94	6.615

Outstanding, March 31, 2007	2,429	1.68-6.67	3.547
Granted	—	—	—
Exercised	(152)	1.75-3.80	3.373
Canceled	(153)	3.39-6.67	4.246

Outstanding, March 31, 2008	2,124	1.68-6.67	$3.509

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
All of the approximately 2,124,000 options to purchase shares of common stock outstanding on March 31, 2008, were exercisable. At March 31, 2008, there were approximately 418,000 shares of common stock available for new awards, including stock options, to our directors and employees.
The following table summarized significant ranges of outstanding and exercisable options at March 31, 2008:

	Options Outstanding and Exercisable
		Weighted
		Average	Weighted
Range of	Shares	Remaining	Average
Exercise Prices	(In thousands)	Life (Years)	Exercise Price
Under $2.00	412	4.0	$1.759
$2.01 to $4.00	1,442	5.8	3.634
$4.01 to $6.00	190	6.5	5.021
$6.01 to $8.00	80	1.0	6.668

	2,124

The following table reflects outstanding and exercisable warrants at March 31, 2008:

Warrants Outstanding and Exercisable
Weighted
		Average	Weighted
	Shares	Remaining	Average
Exercise Price	(In thousands)	Life (Years)	Exercise Price
$4.25	1,000	3.42	$4.25

1,000

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
Convertible Note Payable in Image Common Stock. On August 30, 2006, we signed a Convertible Note with Portside Growth and Opportunity Fund for gross proceeds of $17 million convertible into 4,000,000 shares of our common stock valued at $4.25 per share. See “Note 9. Long-Term Debt — Private Placement of Senior Convertible Note and Warrant.”

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
On August 16, 2006, in connection with the now terminated Relativity agreement, we issued a warrant to a third party exclusive rights finder. The term of the warrant was 4.37 years and had a strike price of $3.81, the closing price of our common stock on the date of grant. The fair value of the warrant was $194,000, using the Black-Scholes valuation model. The warrant was converted via cashless exercise into 11,230 shares of our common stock as of June 12, 2007. At March 31, 2008, fair value of the warrant is classified as a component of other assets. See “Note 13. Commitments and Contingencies — Legal Proceedings.”
Note 15. Net Loss per Share Data.
The following is a reconciliation of the numerators and denominators used in computing basic and diluted net loss per share for the three years ended March 31, 2008:

(In thousands, except per share data)	2008	2007	2006

Net loss — basic and diluted numerator	$(23,053)	$(12,611)	$(207)

Weighted average common shares outstanding — basic denominator	21,734	21,482	21,273
Effect of dilutive securities	—	—	—

Weighted average common shares outstanding — diluted denominator	21,734	21,482	21,273

Net loss per share:
Basic and diluted net loss per share	$(1.06)	$(.59)	$(.01)

Outstanding common stock options and warrants not included in the computation of diluted net loss per share totaled 3,124,000, 4,413,000 and 4,900,000, respectively, for the years ended March 31, 2008, 2007 and 2006 as their effect would be antidilutive.
Note 16. Income Taxes.
Adoption of FASB Interpretation No. 48.
On April 1, 2007 we adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109”. FIN 48 requires that we recognize in the consolidated financial statements the impact of a tax position that is more likely than not to be sustained upon examination based on the technical merits of the position. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of each tax position taken or expected to be taken in a tax return. Under FIN 48, a company can recognize the benefit of an income tax position only if it is more likely than not (greater than 50%) that the tax position will be sustained upon tax examination, based solely on the technical merits of the tax position. Otherwise, no benefit can be recognized. The tax benefits recognized are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Additionally, companies are required to accrue interest and related penalties, if applicable, on all tax exposures for which reserves have been established consistent with jurisdictional tax laws.
We do not believe that we have included any “uncertain tax positions” in our Federal income tax return or any of the state income tax returns we are currently filing. We have made an evaluation of the potential impact of additional state taxes being assessed by jurisdictions in which we not currently consider ourselves liable. We do not anticipate that such additional taxes, if any, would result in a material change to our financial position. Upon adoption of FIN 48, we have recorded an increase of $69,000 to accumulated deficit and income taxes payable at April 1, 2007 to provide for the additional state tax liabilities and interest. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance as of April 1, 2007 (in thousands)	$119
Additions based on current year tax positions	21
Additions for prior year tax positions	8
Reductions for prior year tax positions	—
Settlement of uncertain tax positions	—
Reductions related to lapse of statute of limitations	(26)

Balance at March 31, 2008	$122

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
If recognized, the entire amount of unrecognized tax benefits would be recorded as a reduction in income tax expense.
We file income tax returns in the U.S. Federal jurisdiction and various state, and foreign jurisdictions. Tax years ended on or after March 31, 2005 remain open to examination by federal authorities. Tax years ending March 31, 2004 and thereafter remain open to examination by state authorities. It is reasonably possible that the statute of limitations for the year ended March 31, 2004 will lapse for certain state jurisdictions during the next twelve months, which would reduce the balance of prior year unrecognized tax benefits by approximately $24,000.
Valuation of Deferred Income Taxes
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We must assess the likelihood that our deferred tax assets will be recovered from future taxable income, and to the extent that it is more likely than not that such deferred tax assets will not be realized, we must establish a valuation allowance. The establishment, or increase, of a valuation allowance increases income tax expense for such year. We have a valuation allowance against 100% of our net deferred tax assets, which are composed primarily of net operating loss (“NOL”) carryforwards. Even though we have fully reserved these net deferred tax assets for book purposes, we would still be able to utilize them to reduce future income taxes payable should we have future earnings. To the extent such deferred tax assets relate to NOL carryforwards, the ability to use such NOLs against future earnings will be subject to applicable carryforward periods. As of March 31, 2008, we had NOL carryforwards for Federal and state tax purposes of $32,155,000 and $16,163,000, respectively, which are available to offset taxable income through 2028 and 2023, respectively.
Income tax expense (benefit) for the years ended March 31, 2008, 2007 and 2006, are summarized as follows:

(In thousands)	2008	2007	2006
Current
Federal	$—	$(22)	$(39)
State	34	30	5
Foreign	8	35	61

	42	43	27

Deferred
Federal	—	—	—
State	—	—	—

	—	—	—

Total Tax Expense	$42	$43	$27

The tax effects of temporary differences that give rise to a significant portion of the net deferred tax assets at March 31, 2008 and 2007, are presented below:

(In thousands)	2008	2007
Deferred tax assets:
Provision for lower of cost or market inventory writedowns	$2,938	$1,140
Net operating loss carryforwards	11,844	5,944
Allowance for sales returns	1,822	1,596
Allowance for doubtful accounts receivable	99	52
Legal settlement accrual	183	—
Tax credits	980	949
Writedown of royalty and distribution fee advances	246	321
Other	1,253	582

Deferred tax assets	19,365	10,584
Less valuation allowance	(19,033)	(10,034)

Deferred tax assets	332	550

Deferred tax liabilities:
Depreciation and amortization	(314)	(534)
Other	(18)	(16)

Deferred tax liabilities	(332)	(550)

Net deferred tax assets	$—	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Expected income tax expense (benefit) based on Federal statutory rates for the three years ended March 31, 2008, differed from actual tax expense (benefit) as follows:

(In thousands, except per share data)	2008	2007	2006
Expected income tax expense (benefit)	$(7,823)	$(4,273)	$(61)
State income tax expense (benefit), net of Federal benefit	(1,190)	(188)	(554)
Change in valuation allowance	8,999	4,043	585
Non-deductible expenses	62	49	49
Other	(6)	412	8

	$42	$43	$27

Note 17. Other Items — Statements of Operations.
Fourth Quarter Adjustments
Fiscal 2008. During the fourth quarter as a result of the maturation of the DVD marketplace and the related re-evaluation of our ultimate revenues, Image recorded additional charge to cost of sales totaling $10.4 million. The charge represented accelerated amortization and fair value writedowns of our film costs, including inventories ($3.2 million) and advance royalties and distribution fees ($7.2 million). See “Note 2. Maturation of DVD Marketplace, Related Acceleration of Amortization and Fair Value Writedown of Film Costs at March 31, 2008.”
Additionally, during the fourth quarter of fiscal 2008, we accrued for the retirement package plus related employer taxes granted our CEO as well as other severance. The CEO resigned at the end of fiscal 2008. Two other employees also left our employ at the end of fiscal 2008. The charges totaling $979,000 were recorded to general and administrative expenses.
Lastly, during the fourth quarter of fiscal 2008, we recorded a $599,000 net charge for a change in the fair value of the embedded derivatives within our convertible note payable, partially offset by a change in the fair value of the warrant liability.
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
Note 18. Employee Benefit Plan.
We have a 401(k) savings plan covering substantially all of our employees. Eligible employees may contribute through payroll deductions. We match employees’ contributions at the rate of 50% of the first 4% of salary contributed. Our 401(k) savings plan matching expenses for fiscal 2008, 2007 and 2006 were $143,000, $153,000 and $166,000, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 19. Segment Information.
In accordance with the requirements of SFAS No. 131, Disclosures about Segments of and Enterprises and Related Information, selected financial information regarding our reportable business segments, domestic, digital and international, are presented below. Our domestic segment primarily consists of acquisition, production and distribution of exclusive DVD content in North America and exploitation of North American broadcast rights. Our digital segment consists of revenues generated by digital distribution of our exclusive content via video on demand, streaming video and downloading. Our international segment includes international video sublicensing of all formats and exploitation of broadcast rights outside of North America.
Prior to fiscal 2008, we included revenues and expenses generated by digital distribution within our domestic segment. Beginning in fiscal 2008, we have reflected our digital financial results as a separate segment. Additionally, prior to fiscal 2008, worldwide broadcast revenues were included as a component of the international segment. Beginning in fiscal 2008, we have included the financial results of revenues generated by exploitation of our North American broadcast and non-theatrical rights as a component of the domestic segment and exploitation outside of North America as a component of our international segment. All digital and broadcast financial results for fiscal 2007 and 2006 have been conformed to the fiscal 2008 presentation.
Domestic wholesale distribution of home entertainment programming on DVD accounted for approximately 94% of our net revenue for fiscal 2008, 90% for fiscal 2007 and 87% for fiscal 2006. Management currently evaluates segment performance based primarily on net revenues, operation costs and expenses and loss before income taxes. Interest income and expense is evaluated on a consolidated basis and not allocated to our business segments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Year Ended March 31, 2008:

	2008
(In thousands)	Domestic	Digital	International	Consolidated
Net revenues	$91,806	$2,148	$1,864	$95,818
Operating costs and expenses	111,679	1,839	1,970	115,488

Earnings (loss) from operations	(19,873)	309	(106)	(19,670)
Other expense	3,341	—	—	3,341

Earnings (loss) before income taxes	$(23,214)	$309	$(106)	$(23,011)

For the Year Ended March 31, 2007:

	2007
(In thousands)	Domestic	Digital	International	Consolidated
Net revenues	$95,863	$1,214	$2,674	$99,751
Operating costs and expenses	106,259	1,374	2,252	109,885

Earnings (loss) from operations	(10,396)	(160)	422	(10,134)
Other expense	2,434	—	—	2,434

Earnings (loss) before income taxes	$(12,830)	$(160)	$422	$(12,568)

For the Year Ended March 31, 2006:

	2006
(In thousands)	Domestic	Digital	International	Consolidated
Net revenues	$108,704	$178	$3,020	$111,902
Operating costs and expenses	108,062	508	2,808	111,378

Earnings (loss) from operations	642	(330)	212	524
Other expense	704	—	—	704

Earnings (loss) before income taxes	$(62)	$(330)	$212	$(180)

	As of March 31,
(In thousands)	2008	2007
Total assets:
Domestic	$83,683	$89,482
Digital	282	443
International	848	771

Consolidated total assets	$84,813	$90,696

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 20. Quarterly Financial Data. (Unaudited)
Summarized quarterly consolidated financial data for fiscal 2008 and 2007 is as follows:

	Quarter Ended
	June 30,		September 30,		December 31,		March 31,
(In thousands, except per share data)	2007	2006	2007	2006	2007	2006	2008	2007
Net revenues	$20,878	$22,347	$21,633	$22,842	$27,343	$24,360	$25,964	$30,202
Loss before income tax	(2,577)	(2,314)	(3,667)	(3,791)	(2,045)	(3,456)	(14,722)[2]	(3,007)[3]
Net loss	$(2,599)	$(2,314)	$(3,683)	$(3,791)	$(2,052)	$(3,456)	$(14,719)	$(3,050)
Net loss per share[1] — Basic and diluted	$(.12)	$(.11)	$(.17)	$(.18)	$(.09)	$(.16)	$(.68)	$(.14)
Weighted average common shares used in computation of net loss per share:
Basic and diluted	21,696	21,296	21,739	21,478	21,740	21,577	21,750	21,577

[1]	Net loss per share is computed independently for each of the quarters represented in accordance with SFAS No. 128. Therefore, the sum of the quarterly net loss per share may not equal the total computed for the fiscal year or any cumulative interim period.

[2]	Includes (i) a $10.4 million fourth quarter charge in accelerated amortization and fair value writedown of film assets primarily related to the maturation of the DVD marketplace and related contraction in available shelf space for previously released programming, (ii) $610,000 in legal, investment banking and other expenses associated with negotiations, related disputes and the eventual termination of the proposed merger agreement between us and BTP Acquisition Company LLC, as further set forth in “Note 13. Commitments and Contingencies - Legal Proceedings” above, (iii) a $979,000 charge for the value of the retirement package to our CEO, who resigned and the severance commitment for two employees who left our employ at March 31, 2008 and (iv) a $599,000 net charge for the change in the fair value of the warrant liability and the embedded derivatives within our convertible note payable.

[3]	Includes a $2.2 million write-off of assets relating to our distribution agreement with Source Entertainment, Inc. which filed for bankruptcy protection in May 2007 and $1.2 million in legal, investment banking and other expenses associated with negotiations, related disputes and the eventual termination of the proposed merger agreement between us and BTP Acquisition Company LLC, as further set forth in “Note 13. Commitments and Contingencies - Legal Proceedings” above.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We periodically review the design and effectiveness of our disclosure controls and internal control over financial reporting. We make modifications to improve the design and effectiveness of our disclosure controls and internal control structure, and may take other corrective action, if our reviews identify a need for such modifications or actions.
As of March 31, 2008, the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our President and Chief Financial Officer of the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e). Based on that evaluation, our President and Chief Financial Officer have concluded that such controls and procedures were effective.
Internal Control Over Financial Reporting
Management’s Annual Report on Internal Control Over Financial Reporting
We are responsible for establishing and maintaining adequate internal control over our financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with Generally Accepted Accounting Principles (“GAAP”). Internal control over financial reporting includes policies and procedures that:
•	concern the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•	provide reasonable assurance that (a) transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and (b) that our receipts and expenditures are being recorded and made only in accordance with management’s authorizations; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets.
A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. Projections of any evaluation of the effectiveness of internal control over financial reporting to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management assessed the effectiveness of the Company’s internal control over financial reporting at March 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Based on that assessment under those criteria, management has determined that, at March 31, 2008, the Company’s internal control over financial reporting was effective.
This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.
ITEM 9B. OTHER INFORMATION
None.

PART III
The information required by Items 10 through 14 of Part III is incorporated herein by reference to our definitive Proxy Statement to be filed with the Securities and Exchange Commission (“SEC”) on or before July 29, 2008 pursuant to Regulation 14A for our Fiscal 2008 Annual Meeting of Stockholders. Such Proxy Statement involves the election of directors and we tentatively plan to file such definitive Proxy Statement no later than 120 days after our 2008 fiscal year end. If the Proxy Statement is not filed with the SEC within such 120-day period, the items comprising the Part III information will be filed as an amendment to this Annual Report no later than the end of the 120-day period.
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

2.2
Amended and Restated Agreement and Plan of Merger, dated as of June 27, 2007, among BTP Acquisition Company, LLC a Delaware limited liability company, IEAC, Inc., a Delaware corporation and a wholly-owned subsidiary of BTP Acquisition Company, LLC, and the Registrant. Filed as Exhibit 2.1 to the Registrant’s Form 8-K dated July 2, 2007, and incorporated by reference herein.

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

4.2	(a)
Amendment No. 1 to Rights Agreement, dated as of March 29, 2007, by and between the Registrant and Computershare Trust Company, N.A., a Delaware corporation, as Rights Agent. Filed as Exhibit 4.1 to the Registrant’s Form 8-K dated April 2, 2007, and incorporated by reference herein.

4.2	(b)
Amendment No. 2 to Rights Agreement, dated as of June 25, 2007, by and between the Registrant and Computershare Trust Company, N.A., a Delaware corporation, as Rights Agent. Filed as Exhibit 4.1 to the Registrant’s Form 8-K dated July 2, 2007, and incorporated by reference herein.

4.2	(c)
Amendment No. 3 to Rights Agreement, dated as of February 2, 2008, by and between the Registrant and Computershare Trust Company, N.A., a Delaware corporation, as Rights Agent. Filed as Exhibit 4.1 to the Registrant’s Form 8-K dated February 5, 2007, and incorporated by reference herein.

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

4.8
Warrant Issued Pursuant to Amendment and Exchange Agreement. Filed as Exhibit 4.7 to the Registrant’s Registration Statement on Form S-3 (No. 333-138701), effective December 13, 2006, and incorporated by reference herein.

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

10.9(d)†
Amendment to Employment Agreement, dated as of June 29, 2007, by and between the Registrant and Martin W. Greenwald. Filed as Exhibit 10.1 to the Registrant’s Form 8-K dated July 2, 2007, and incorporated by reference herein.

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

10.10(c)†
Amendment to Employment Agreement, dated as of June 29, 2007, by and between the Registrant and David Borshell. Filed as Exhibit 10.2 to the Registrant’s Form 8-K dated July 2, 2007, and incorporated by reference herein.

10.11†
Employment Agreement, dated as of April 1, 2004, between the Registrant and Jeff M. Framer. Filed as Exhibit 10.44 to the Registrant’s Form 10-K for the fiscal year ended March 31, 2004, and incorporated by reference herein.

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

10.11(c)†
Amendment to Employment Agreement, dated as of June 29, 2007, by and between the Registrant and Jeff Framer. Filed as Exhibit 10.3 to the Registrant’s Form 8-K dated July 2, 2007, and incorporated by reference herein.

10.12†
Employment Agreement, dated as of January 22, 2007, by and between the Registrant and Jeffrey Fink. Filed as Exhibit 10.3 to the Registrant’s Form 10-Q for the quarter ended December 31, 2006, and incorporated by reference herein.

10.13†	Employment Letter Agreement, dated as of April 1, 2008, between Image and David Borshell. Filed as Exhibit 10.1 to the Registrant’s Form 8-K dated April 7, 2008, and incorporated by reference herein.

10.14†	Employment Letter Agreement, dated as of April 1, 2008, between Image and Jeff M. Framer. Filed as Exhibit 10.2 to the Registrant’s Form 8-K dated April 7, 2008, and incorporated by reference herein.

10.15†	Employment Letter Agreement, dated as of April 1, 2008, between Image and Bill Bromiley. Filed as Exhibit 10.3 to the Registrant’s Form 8-K dated April 7, 2008, and incorporated by reference herein.

10.16†	Employment Letter Agreement, dated as of April 1, 2008, between Image and Derek Eiberg. Filed as Exhibit 10.4 to the Registrant’s Form 8-K dated April 7, 2008, and incorporated by reference herein.

10.17
Form of Purchase Agreement, dated December 20, 2004, between the Registrant and investors. Filed as Exhibit 99.1 to the Registrant’s Form 8-K dated December 21, 2004, and incorporated by reference herein.

10.18	Form of Warrant, dated December 20, 2004, between the Registrant and investors. Filed as Exhibit 99.2 to the Registrant’s Form 8-K dated December 21, 2004, and incorporated by reference herein.

10.19†
Image Entertainment, Inc. 2004 Incentive Compensation Plan. Filed as Exhibit A to the Registrant’s Notice of Annual Meeting and Proxy Statement dated July 29, 2004, and incorporated herein by this reference.

10.20†	Egami Media, Inc. 2005 Incentive Compensation Plan. Filed as Exhibit 10.14 to the Registrant’s Form 10-K for the fiscal year ended March 31, 2005, and incorporated by reference herein.

10.21†
Form of Indemnification Agreement, between the Registrant and its directors and officers. Filed as Exhibit 10.1 to the Registrant’s Form 8-K dated October 24, 2005, and incorporated by reference herein.

10.22
Form of Stock Unit Award Grant Notice and Agreement for the Image Entertainment, Inc. 2004 Incentive Compensation Plan. Filed as Exhibit 10.4 to the Registrant’s Form 10-Q for the quarter ended December 31, 2006, and incorporated by reference herein.

10.23	Form of Option Agreement Amendment, between the Registrant and its optionees. Filed as Exhibit 10.1 to the Registrant’s Form 8-K dated March 29, 2006, and incorporated by reference herein.

10.24
Form of Support Agreement by and between BTP Acquisition Company, LLC, a Delaware limited liability company, and certain of the Registrant’s stockholders. Filed as Exhibit 99.2 to the Registrant’s Form 8-K dated April 2, 2007, and incorporated by reference herein.

10.25
Loan and Security Agreement, dated as of May 4, 2007, by and between Wachovia Capital Finance Corporation (Western) and the Registrant. Filed as Exhibit 10.21 to the Registrant’s Form 10-K dated June 29, 2007, and incorporated by reference herein.

10.25(a)*	First Amendment to Loan and Security Agreement, dated as of April 28, 2008, by and between Wachovia Capital Finance Corporation (Western) and the Registrant.

10.26†*	Settlement Agreement and Release of Claims, dated as of March 18, 2008, by and between the Registrant and Jeffrey Fink.

10.27†*	Separation Agreement and General Release of All Claims, dated as of May 15, 2008, by and between the Registrant and Martin W. Greenwald.

10.28
Settlement Agreement and Mutual Release, dated as of June 24, 2008, by and between the Registrant and CT1 Holdings, LLC, Capitol Films US, LLC, ThinkFilm, LLC, BTP Acquisition Company, LLC, IEAC, Inc. R2D2, LLC and David Bergstein. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment.) Filed as Exhibit 10.1 to the Registrant’s Form 8-K dated June 24, 2008, and incorporated by reference herein.

14.1	Code of Ethics Policy, dated November 1, 2003. Filed as Exhibit 10.45 to the Registrant’s Form 10-K for the fiscal year ended March 31, 2004, and incorporated by reference herein.

21*	Subsidiaries of the Registrant.

23.1*	Consent Letter of BDO Seidman LLP, Independent Registered Public Accounting Firm.

31.1*	Certification by the President, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification by the President, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification by the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1
Notice of termination of the Amended and Restated Agreement and Plan of Merger, dated as of June 27, 2007 by and among Image Entertainment, Inc., BTP Acquisition Company, LLC and IEAC, Inc., sent by the Company on February 5, 2008. Filed as Exhibit 99.1 to the Registrant’s Form 8-K dated February 5, 2008, and incorporated by reference herein.

99.2
Notice of payment, pursuant to the Irrevocable Trust Instructions, dated as of January 14, 2008, by and among Image Entertainment, Inc., BTP Acquisition Company, LLC and Manatt, Phelps & Phillips, LLP, sent by the Company on February 5, 2008. Filed as Exhibit 99.2 to the Registrant’s Form 8-K dated February 5, 2008, and incorporated by reference herein.

99.3
Complaint filed by Image Entertainment, Inc. in the Court of Chancery of the State of Delaware on February 11, 2008 (without exhibits). Filed as Exhibit 99.1 to the Registrant’s Form 8-K dated February 11, 2008, and incorporated by reference herein.

*	Exhibit(s) not previously filed with the Securities and Exchange Commission.

†	Management Contracts, Compensatory Plans or Arrangements.

SCHEDULE II
— Valuation and Qualifying Accounts —
For the Years Ended March 31, 2008, 2007 and 2006

	Allowance for Doubtful Accounts
		Additions
	Balance at	Charged to
	Beginning	Costs and	Amounts	Balance at
(In thousands)	of Year	Expenses	Written-Off	End of Year

For the Year Ended March 31, 2008:	$133	$152	$(46)	$239

For the Year Ended March 31, 2007:	$177	$476	$(520)	$133

For the Year Ended March 31, 2006:	$240	$1,605	$(1,668)	$177

	Allowance for Sales Returns
		Additions
	Balance at	Charged to
	Beginning	Costs and	Amounts	Balance at
(In thousands)	of Year	Expenses	Written-Off	End of Year

For the Year Ended March 31, 2008:	$8,823	$28,427	$(28,941)	$8,309

For the Year Ended March 31, 2007:	$8,995	$28,719	$(28,891)	$8,823

For the Year Ended March 31, 2006:	$8,406	$31,715	$(31,126)	$8,995

	Allowance for Deferred Tax Assets
	Balance at
	Beginning			Balance at
(In thousands)	of Year	Additions	Deletions	End of Year

For the Year Ended March 31, 2008:	$10,034	$8,999	$—	$19,033

For the Year Ended March 31, 2007:	$5,991	$4,043	$—	$10,034

For the Year Ended March 31, 2006:	$5,406	$585	$—	$5,991

Reconciliation to Consolidated Balance Sheets

	At March 31,
(In thousands)	2008	2007
Allowance for Doubtful Accounts:
Balance at End of Year	$239	$133
Allowance for Sales Returns:
Balance at End of Year	8,309	8,823

Allowances	$8,548	$8,956

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMAGE ENTERTAINMENT, INC. A Delaware corporation
Dated: June 30, 2008	/s/ DAVID BORSHELL
DAVID BORSHELL
President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: June 30, 2008	/s/ DAVID BORSHELL DAVID BORSHELL
President (Principal Executive Officer)

Dated: June 30, 2008	/s/ JEFF M. FRAMER

JEFF M. FRAMER
Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: June 30, 2008	/s/ MARTIN W. GREENWALD

MARTIN W. GREENWALD
Chairman of the Board and Director

Dated: June 30, 2008	/s/ DAVID CORIAT

DAVID CORIAT
Director

Dated: June 30, 2008	/s/ IRA EPSTEIN

IRA EPSTEIN
Director

Dated: June 30, 2008	/s/ GARY HABER

GARY HABER
Director

Dated: June 30, 2008	/s/ M. TREVENEN HUXLEY

M. TREVENEN HUXLEY
Director

Dated: June 30, 2008	/s/ ROBERT J. MCCLOSKEY

ROBERT J. MCCLOSKEY
Director

EXHIBIT INDEX

Exhibit No.		Description

10.25	(a)*	First Amendment to Loan and Security Agreement, dated as of April 28, 2008, by and between Wachovia Capital Finance Corporation (Western) and the Registrant.

10.26	†*	Settlement Agreement and Release of Claims, dated as of March 18, 2008, by and between the Registrant and Jeffrey Fink.

10.27	†*	Separation Agreement and General Release of All Claims, dated as of May 15, 2008, by and between the Registrant and Martin W. Greenwald.

21	*	Subsidiaries of the Registrant.

23.1	*	Consent Letter of BDO Seidman LLP, Independent Registered Public Accounting Firm.

31.1	*	Certification by the President, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification by the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification by the President, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*	Certification by the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Exhibit(s) not previously filed with the Securities and Exchange Commission.

†	Management Contracts, Compensatory Plans or Arrangements.