Form 10-K/A
period 2008-03-31
IMAGE ENTERTAINMENT INC
filed 2008-07-29
CIK 216324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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
YES ☐ NO ☑
Indicate by check mark if the registrant is not required to file report pursuant to Section 13 or Section 15(d) of the Act.  YES ☐ NO ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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
The number of shares outstanding of the registrant’s common stock as of July 11, 2008: 21,855,718
DOCUMENTS INCORPORATED BY REFERENCE
None.

IMAGE ENTERTAINMENT, INC.
Annual Report on Form 10-K/A (Amendment No. 1)
For The Fiscal Year Ended March 31, 2008
Explanatory Note
The purpose of this Form 10-K/A is to amend Part III, Items 10 through 14, of the Annual Report on Form 10-K for the fiscal year ended March 31, 2008 of Image Entertainment, Inc. (“we,” “us,” “our,” “the Company,” or “Image”), which was filed with the Securities and Exchange Commission (“SEC”) on June 30, 2008 (the “2008 Form 10-K”). Form 10-K General Instruction G(3) requires the information contained herein be included in the Form 10-K filing or incorporated by reference from our definitive Proxy Statement if such statement is filed no later than 120 days after our last fiscal year end. We do not expect to file a definitive Proxy Statement containing the above referenced items within such 120-day period and therefore the Part III information is filed hereby as an amendment to our 2008 Form 10-K.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors
The following persons are members of our board of directors (“Board”). Each successor director shall hold office for a three-year term, until a successor is duly elected and qualified or until his earlier death, resignation or removal from office. The directors were elected into the classes below at the 2006 Annual Meeting and served for an initial term of one year for Class I directors, two years for Class II directors and three years for Class III directors. The Class I directors were up for election at the 2007 Annual Meeting, Class II directors will be up for election at the 2008 Annual Meeting and Class III directors will be up for election at the 2009 Annual Meeting.

	Director		Principal Occupation and Business Experience During Past Five Years and Other
Name	Class	Age	Directorships
Martin W. Greenwald	III	66	Mr. Greenwald has served as our Chairman of the Board since 1981. From March 2008 to 1981, Mr. Greenwald also served as President and Chief Executive Officer. During his tenure, we have transitioned from a leading independent laserdisc distributor, to a leading independent DVD distributor, and a cutting edge supplier of digital home entertainment. Mr. Greenwald was previously involved with the Digital Video Disc Group (now known as the Digital Entertainment Group), and previously chaired the Laserdisc Association/Optical Video Disc Association. He has been a guest lecturer at the USC Marshall School of Business and UCLA Anderson School of Management, and has been a guest speaker or panelist at numerous home video entertainment events. From 1990 to 1998, Mr. Greenwald served on the board of directors of The Entertainment Industry Foundation. He has been honored with the Visionary Award from the Entertainment AIDS Alliance, has served as director of the Permanent Charities Committee of the Entertainment Industries, and is an active supporter of Cedars Sinai Hospital’s United Hostesses Charities and Didi Hirsch Community Mental Health Centers. Mr. Greenwald is a graduate of Fairleigh Dickinson University.
David Coriat	II	58	Mr. Coriat has served as a member of our Board since 2005. Since 1986, Mr. Coriat has served as Executive Vice President, Chief Financial Officer and director of Slaight Communications Holdings Inc. (formerly Standard Broadcasting Corporation Limited), the largest privately-owned multi-media company in Canada, prior to the sale of its broadcasting assets in October 2007, and one of our largest stockholders. Prior to joining Standard Broadcasting, Mr. Coriat enjoyed a successful career with an international accounting firm providing accounting advice to financial institutions, performing special investigations and feasibility studies.
Ira Epstein	II	76	Mr. Epstein has served as a member of our Board since 1990. Mr. Epstein is an entertainment attorney representing high-profile clients in the television and motion picture industries, as well as related businesses throughout the entertainment industry. Mr. Epstein has been Of Counsel to the international law firm of Greenberg Traurig, LLP since June 2002. From 1993 to June 2002, he was Of Counsel to the Beverly Hills entertainment law firm Weissmann, Wolff, Bergman, Coleman, Silverman & Holmes, LLP. From 1975 to 1993, Mr. Epstein was the managing partner of the entertainment law firm Cooper, Epstein & Hurewitz. He has held officer and director positions in numerous corporations, formerly served as a Member of the Board of Trustees of the San Diego Arts Performance League, currently serves as a member of the Board of Directors of the North Coast Repertory Company, where he served as Vice President prior to serving as President for the past four years, and serves as a member of the San Dieguito Planning Group, the North San Diego zoning and land use advisory group to the San Diego Board of Supervisors. Mr. Epstein obtained his J.D. from University of Nebraska College of Law, and was a Captain in the Judge Advocate General Air Force.
Gary Haber	III	62	Mr. Haber has served as a member of our Board since 2005. Mr. Haber is a respected 30-year entertainment industry Certified Public Accountant. Since its founding in 1977, Mr. Haber has served as principal of Haber Corporation Certified Public Accountants, providing financial and business management services to top internationally-recognized artists in the music and entertainment industry. Haber Corporation also offers a variety of other services, including royalty participation accounting, royalty compliance audits, publishing administration, concert tour accounting, and valuations of copyrights and masters. Mr. Haber has spoken in the past at the Southern Regional Entertainment and Sports Law Seminar, and guest lectured at UCLA. He serves as President of the Nashville Screenwriters Conference, Treasurer and a member of the Board of Directors of the Association of Independent Music Publishers (AIMP), and serves on the Boards of Directors of the Alliance of Artists Recording Companies (AARC), and the Academy of Country Music. Mr. Haber has a B.S. in Accounting from Long Island University.

	Director		Principal Occupation and Business Experience During Past Five Years and Other
Name	Class	Age	Directorships
M. Trevenen Huxley	I	56	Mr. Huxley is a leading digital media consultant who has served as a member of our Board since 1998 and previously as a consultant for our digital rights subsidiary, Egami Media, Inc. (“Egami”), from April 2005 through November 2006. In 1990, Mr. Huxley co-founded Muze Inc., which became the leading entertainment product database in the United States, served as its President and Chief Executive Officer from 1992 to March 1998, and its Executive Vice President for Business Development until November 2002. He led the technology team that developed and deployed over 5,000 entertainment information kiosks in retail music, book and video stores throughout the U.S. and spearheaded efforts that led to the use of Muze data by most of the major Internet entertainment retailers and portal sites, including Amazon and Yahoo! From 1998 to 2000, Mr. Huxley served as Co-Chair of an EC project funded under the European Commission Info 2000 Program, which developed an analysis of the requirements for metadata for e-commerce in intellectual property in the network environment. He serves on the Board of Directors of The Center for Social and Emotional Education, a non-profit organization based in New York City.
Robert J. McCloskey	I	60	Mr. McCloskey has served as a member of our Board since 2002. Mr. McCloskey is retired after acting as President and Chief Executive Officer of Shopcast Television (TV) since 2006. From 1987 to 2004, Mr. McCloskey served as Chairman of the Home Entertainment Group of Standard Broadcasting, as well as President and Chief Executive Officer of Video One Canada Limited. Prior to joining Standard Broadcasting, he spent 17 years in the consumer products industry in numerous senior domestic and international assignments with General Foods, Pepsico, Rothmans International and Nabisco. Mr. McCloskey has a B.S. from Cornell University and an M.B.A. from York University.
Executive Officers
The following persons are our executive officers, having been elected to their respective offices by our Board. The term of office for Messrs. Bromiley and Eiberg commenced on April 1, 2008, the beginning of fiscal year 2009.

Name	Age	Position
Current Executive Officers
David Borshell	43	President
Jeff M. Framer	47	Chief Financial Officer
William “Bill” V. Bromiley	46	Chief Acquisitions Officer
Derek “Rick” Eiberg	41	Executive Vice President, Operations and Chief Technology Officer
Former Executive Officers
Martin W. Greenwald	66	Former President and Chief Executive Officer(1) (current Chairman of the Board)
Jeffrey Fink	51	Former Chief Marketing Officer

(1)	See “Directors” above for Mr. Greenwald’s biography.
Executive officers serve at the pleasure of our Board. There is no family relationship between any executive officer or director. The following is a brief description of the business experience of each of our executive officers during the past five years:
Mr. Borshell has served as our President and principal executive officer since April 2008. Previously he served as our Chief Operating Officer from July 2000 to March 2008 and Senior Vice President, Sales, Marketing and Operations from December 1994 to June 2000. Prior to 1994, Mr. Borshell held various positions with us, starting as an Account Executive in February 1986. Mr. Borshell is a contributor to the Digital Entertainment Group, an industry trade association devoted to fostering consumer awareness of the DVD format, as well as future digital home entertainment formats.
Mr. Framer has served as our Chief Financial Officer since April 1993. Previously, he served as our Controller from September 1990 to March 1993. Mr. Framer was a Senior Manager, at KPMG LLP, from July 1989 to September 1990; and a Manager, KPMG LLP, from July 1988 to June 1989. Mr. Framer received his B.S. in Business Administration and Accounting Theory and Practice from California State University at Northridge in 1984. Mr. Framer is a Certified Public Accountant.
Mr. Bromiley has served as our Chief Acquisition Officer since April 2008. Previously he led the Company’s feature film initiative as a consultant from June 2007 until he was hired by Image in January 2008 as its Senior Vice President, Acquisitions. From November 1999 to May 2007, Mr. Bromiley held the position of President of First Look Home Entertainment, a division of First Look Studios. Prior to that, he spent two years as President of Maple Palm Productions and nine years working for Roger Corman’s Concorde/New Horizon Pictures Corp. where he oversaw all theatrical distribution and co-created the home entertainment division.

Mr. Eiberg has served as our Executive Vice President, Operations and Chief Technology Officer since April 2008. He is in charge of the Company’s supply chain, distribution and technology. In April 2003, Mr. Eiberg began his employment at Image as Vice President, Information Technology and in June 2005 he assumed the role of Senior Vice President, Operations. Prior to joining Image, Mr. Eiberg spent 11 years at Bell Industries, a distributor, manufacturer and service provider, managing information technology and operations as its Vice President, Technology.
Mr. Fink served as our Chief Marketing Officer from January 2007 to June 2007.
Section 16(a) Beneficial Ownership Reporting Compliance
Under Section 16(a) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), the directors, executive officers and the beneficial holders of more than 10% of our common stock are required to file reports of ownership and changes in ownership with the SEC. Based solely on our records and written representations from certain of these persons, we believe that during fiscal year 2008 all applicable Section 16(a) filing requirements were met, with the following exception. An affiliate of the Company, a 27.77% shareholder, Image Investors Company, disclosed on a Form 4 filed on June 23, 2008 the exercise of a warrant for common stock of the Company. The exercise occurred on March 21, 2008, and accordingly, the Form was not timely filed.
Code of Ethics and Governance Guidelines
Our Code of Ethics Policy, which is applicable to all employees, including our principal executive officer and principal financial officer, as well as our Insider Trading Policy, Corporate Governance Guidelines, the written Charters for our Audit, Compensation, and Nominations and Governance Committees, as well as periodic and current reports filed with the SEC are available on our website, www.image-entertainment.com, and are available in print to any shareholder upon request. Amendments and waivers, if any, will be disclosed on our website. Such information is incorporated herein by reference.
Director Independence
The Board has determined for fiscal year 2008 that David Coriat, Ira S. Epstein, Gary Haber, M. Trevenen Huxley and Robert J. McCloskey are “independent” as that term is used in NASDAQ Marketplace Rule 4200(a)(15). There are no family relationships among or between any of our directors, executive officers or key employees.
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
Although the full Board considers our major decisions, the Board has established an Audit Committee, a Compensation Committee, and a Nominations and Governance Committee to more fully address certain areas of importance to Image. In September 2005, the Board also established a Special Committee to address an unsolicited proposal from Lions Gate Entertainment and other alternatives to maximize stockholder value. The last special committee meeting was held in November 2006, at which time the committee deferred future decisions to the full Board and officially disbanded the Special Committee. The Board has appointed individuals from among its members to serve on the remaining three committees. The membership of each of these four committees is composed entirely of independent directors.
In fiscal 2008, the Audit Committee held a total of five committee meetings, which consisted of one special meeting and four regular meetings. Three of the meetings were attended by all of the members and two were attended by all of the members except one, but a quorum was present. The Compensation Committee held three special meetings attended by all of its members. The Nominations and Governance Committee held one special meeting attended by all of its members. The Special Committee did not hold meetings during fiscal 2008. No other committee meetings were held. All other committee business was transacted in executive session of meetings of the full Board.

Audit Committee. Our Audit Committee for fiscal 2008 was comprised of Messrs. Haber, Coriat and Epstein. Our Board has determined that Mr. Haber, the fiscal 2008 Chairman of the Audit Committee, meets the requirements of “audit committee financial expert” as that term is defined in Item 407(d)(5) of Regulation S-K under the Exchange Act. As provided in the Audit Committee’s charter adopted on June 5, 2000, revised and readopted on December 18, 2003, and filed in our proxy statement for fiscal 2004, the Audit Committee’s primary functions are to:
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
Compensation Committee. Our Compensation Committee for fiscal 2008 was comprised of Messrs. Epstein and McCloskey (Chairman). The Compensation Committee’s primary functions are to review and approve salaries, bonuses and other compensation payable to our executive officers. In addition, the Compensation Committee administers our 2004 Incentive Compensation Plan, 1998 Incentive Plan, and employee benefit plans other than our 1994 Eligible Directors Stock Option Plan. For more information on this matter, please refer to our “Compensation Committee Report on Executive Compensation.”
Nominating and Governance Committee. Our Nominating and Governance Committee for fiscal 2008 was comprised of Messrs. McCloskey and Coriat (Chairman). This committee’s primary function is to review and recommend our potential director candidates and corporate governance matters. Prior to formation of this committee, this function was previously assumed exclusively by independent directors of the Board voting in executive session.
The charter of the Nominating and Governance Committee, which was filed in our proxy statement for fiscal 2005, states that the committee will consider Board candidates recommended for consideration by our stockholders, provided the stockholders present information regarding candidates as required by the charter or reasonably requested by us within the timeframe proscribed in Rule 14a-8 of Regulation 14A under the Exchange Act, and other applicable rules and regulations. Recommendation materials are required to be sent to the committee, c/o Robert McCloskey, at our corporate address. There are no specific minimum qualifications required to be met by a director nominee recommended for a position on the Board, nor are there any specific qualities or skills that are necessary for the members of our Board to possess, other than as are necessary to meet any requirements under the rules and regulations applicable to us. The Nominating and Governance Committee considers a potential candidate’s experience, areas of expertise, and other factors relative to the overall composition of the Board.
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
Annual Meeting Attendance. We have adopted a policy encouraging attendance by the Board, if practicable and time permitting, at our stockholder annual meetings, either in person, by telephone or by other similar means of live communication including video conference or webcast. All of our directors attended our Fiscal 2007 Annual Meeting of Stockholders held on March 28, 2008.
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
AUDIT COMMITTEE REPORT (1)
Our Audit Committee is comprised of three independent directors and operates under a written charter approved by the Board of Directors. The charter was reviewed and approved with no changes made, at a Board meeting in March 2008. Our management is responsible for the internal accounting controls and the financial reporting process, and the preparation of financial statements in accordance with generally accepted accounting principles. Our independent registered public accounting firm, BDO Seidman, LLP, is responsible for performing an independent audit of our consolidated financial statements in accordance with auditing standards generally accepted in the United States and performing timely reviews of the quarterly financial statements in accordance with SAS No. 100. The Audit Committee’s primary responsibility is to monitor and oversee these processes, and the systems of internal controls that management and the Board have established. The Board has determined that each of the members of the audit committee is an “independent director” as that term is defined in Rule 4200(a)(15) of the Marketplace Rules of NASDAQ.
In connection with these responsibilities, the Audit Committee has reviewed and discussed with management and the independent registered public accounting firm the fair and complete presentation of our annual and quarterly financial results for the fiscal year ended March 31, 2008. In addition, the Audit Committee has discussed with the independent registered public accounting firm the matters required by Statement of Auditing Standards No. 61, Communication with Audit Committees.
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
Based on the Audit Committee’s discussions with management and the independent registered public accounting firm, and the Audit Committee’s review of the representations of management and the independent registered public accounting firm, the Audit Committee recommended to the Board that the audited consolidated financial statements be included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2008, as filed with the Securities and Exchange Commission on June 30, 2008. The Audit Committee and the Board also have approved and recommended the selection of our independent registered public accounting firm for the fiscal year ending March 31, 2009.

AUDIT	COMMITTEE
Gary Haber, Chairman
David Coriat
Ira S. Epstein

(1)	The foregoing report of the Audit Committee does not constitute “soliciting material” and shall not be deemed filed or incorporated by reference into any other of our filings under the Securities Act of 1933 or the Exchange Act, except to the extent we specifically incorporate such report by reference therein.

NOMINATIONS AND GOVERNANCE COMMITTEE REPORT
The Nominations and Governance Committee is comprised of two independent directors and operates under a written charter approved by the Board of Directors. The charter was reviewed and approved, with no changes made, at a Board meeting in March 2008. There are no specific minimum qualifications required to be met by a director nominee recommended for a position on the Board, nor are there any specific qualities or skills that are necessary for one or more of the members of our Board to possess, other than as are necessary to meet any requirements under the rules and regulations applicable to us. The Nominating and Governance Committee considers a potential candidate’s experience, areas of expertise, and other factors relative to the overall composition of the Board.
The Nominating and Governance Committee considers director candidates that are incumbents, candidates suggested by members of the Board, as well as suggestions from management and stockholders.  Although it has not previously done so, the Committee may also retain a third-party executive search firm to identify candidates. The Committee received an unsolicited resume for a Board candidate and reviewed and discussed it at a meeting of the Committee. The Committee determined to not recommend this potential candidate for election to the Board at this time. The process for identifying and evaluating nominees for director, including nominees recommended by stockholders, involves reviewing potentially eligible candidates, conducting background and reference checks, interviewing the candidate and others (as schedules permit), meeting to consider and approve the candidate and, as appropriate, preparing and presenting to the full Board an analysis with regard to particular recommended candidates.  The Committee endeavors to identify director nominees who have the highest personal and professional integrity, have demonstrated exceptional ability and judgment, and, together with other director nominees and members, are expected to serve the long-term interest of our stockholders and contribute to our overall corporate goals.

NOMINATIONS AND GOVERNANCE COMMITTEE
David Coriat, Chairman
Robert J. McCloskey
ITEM 11. EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
Overview of Compensation Program. The Compensation Committee is responsible for establishing, implementing, and monitoring management’s adherence to our compensation program. The Compensation Committee oversees the compensation that is paid to our executive officers to ensure that their compensation is fair, reasonable and competitive. In the event of newly created positions or specific retention concerns, industry market research for salary and benefits would be used to ensure fair compensation consistency. In accordance with the rules of the Securities Exchange Commission, the executive officers referenced in this report include the principal executive officer, principal financial officer, and the three other most highly compensated executive officers whose total compensation exceeded $100,000; however Image has only two additional executive officers in addition to the principal executive officer and principal financial officer (considered the “Named Executive Officers”).
Compensation Program Objectives. Our goal is to maximize stockholder value over the long term by implementing programs designed to enable us to attract, retain and motivate the best possible key employees to operate and manage the Company at all levels. We offer a contributory 401(k) plan and provide health, life and disability insurance to full-time employees.
The compensation packages contain the following components for each of the Named Executive Officers:
•	base salary,
•	long-term incentive compensation in the form of stock-based awards, including options and restricted stock unit awards, and
•	short-term incentive compensation in the form of annual cash bonuses based on our financial performance.

Base Salary. A Named Executive Officer’s base salary is determined by an assessment of his sustained performance against individual job responsibilities, including, where appropriate, the impact of his performance on our business results, current salary in relation to the salary range designated for the job, experience and mastery, and potential for advancement. In general, employment agreements with our Named Executive Officers provide that base salary will increase five percent annually. In fiscal 2008, other than the annual five percent raise, no other increases in base salary were made.
Bonuses. The criteria for calculating performance-based bonuses for our Named Executive Officers are set annually by the Compensation Committee. Annual bonuses, if any, are equal to 10% of consolidated pretax earnings adjusted to add back noncash amortization expense of restricted stock units and warrants, thereby establishing a direct link between incentive bonuses and our financial performance. An individual Named Executive Officer’s annual cash bonus is a percentage of the bonus pool determined by such person’s job level. Actual cash bonuses are determined by applying a formula based on our achievement of consolidated pretax earnings, as adjusted, to each executive officer’s job level. Our principal executive officer has generally received a higher percentage than the other Named Executive Officers, and the Named Executive Officers have generally received a higher percentage of the pool than other members of management. Specific bonus amounts proposed for each officer are prepared by our executive management team and are presented by our principal executive officer to the Compensation Committee for their approval. Our Named Executive Officers did not earn financial performance-based bonuses in fiscal 2008 as described in the Summary Compensation Table.
The specific performance criteria and targets used to determine the bonuses and restricted stock unit accelerated vesting are subject to change annually at the Compensation Committee’s discretion to adjust for changes in our business, competitive conditions, changes in our capitalization, performance and needs. Our Named Executive Officers are eligible for cash bonuses as incentive short-term compensation, based on our financial performance relative to annually determined performance targets. The cash bonus target for fiscal 2008 was based on a percentage formula relative to 10% of consolidated pretax earnings, adjusted to add back noncash amortization expense of restricted stock units and warrants. Bonus criteria are subject to change annually at the discretion of the Compensation Committee. Our Named Executive Officers did not earn financial performance-based bonuses in fiscal 2008.
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
When granted, stock options are priced at or above the fair market value of our common stock on the date of grant. Awards of stock options are determined based on the Compensation Committee’s subjective determination of the amount of awards necessary, as a supplement to a Named Executive Officer’s base salary and performance-based bonus, to retain and motivate said Named Executive Officer. In fiscal 2008, there were no options granted to our Named Executive Officers by the Compensation Committee.
Restricted Stock Unit Grants. The Compensation Committee has the ability to authorize grants of restricted stock units (“RSUs”) to our Named Executive Officers. In January 2007, we granted 10,000 RSUs to Jeffrey Fink, our then-Chief Marketing Officer, as an incentive to join us. The RSUs were to vest over three years (3,300 shares on January 22, 2008, 3,300 shares on January 22, 2009, and 3,400 shares on January 22, 2010). However, Mr. Fink was terminated in June 2007 and as a result the RSUs were forfeited prior to vesting.
Retirement, Perquisites and Other Benefits. Our Named Executive Officers receive medical, dental, life and short and long-term disability insurance, 401(k) plan participation, vacation and reimbursement for reasonable business expenses. Mr. Greenwald also receives personal life insurance premium payments and reimbursements for medical expenses not covered by medical insurance, an unaccountable personal expense allowance, and use of a company car. Messrs. Borshell, Framer and Fink each received a monthly car allowance for fiscal year 2008. Messrs. Borshell, Framer, Bromiley and Eiberg each receive a monthly car allowance for fiscal year 2009.

Compensation of Chief Executive Officer. The compensation of our Chief Executive Officer results from his participation in the same compensation programs as our other Named Executive Officers. The Compensation Committee applied the principles outlined above in establishing Mr. Greenwald’s compensation, in the same manner as they were applied to our other Named Executive Officers.
Section 162(m) Policy. To the extent reasonably practicable and within the Compensation Committee’s control, the Compensation Committee prefers to limit compensation in ordinary circumstances to that which is deductible by us under Section 162(m) of the Internal Revenue Code. During fiscal year 2008, all compensation paid to our Named Executive Officers was within the Section 162(m) limit. Any existing grants of RSUs, however, are not considered performance-based for these purposes and are included as compensation for these purposes only when they vest. Accordingly, to the extent that the value of shares vesting in any future year under RSU awards, when combined with salary, allowances and other non-exempt compensation, exceeds $1,000,000, the excess would not be deductible. The Compensation Committee does not expect non-exempt compensation to exceed the applicable limit for fiscal year 2009.
Compensation of Non-Employee Directors. Non-employee directors are each compensated for meeting attendance at the rate of $2,000 for each meeting of the Board or a committee of the Board where in-person attendance is expected, and $500 for each Board or committee meeting where telephonic attendance is expected. In addition, non-employee directors are reimbursed for reasonable travel expenses to attend Board or committee meetings. As of March 28, 2008, the Board increased the fees paid to non-employee directors to $40,000 annually (paid quarterly), $2,000 for each meeting of the Board or a committee of the Board where in-person attendance is expected, and $1,000 for each Board or committee meeting where telephonic attendance is expected. For the current fiscal year, we estimate we will have four in-person meetings and between ten and fifteen telephonic meetings each year, resulting in approximately $58,000 to $63,000 in compensation per non-employee director, including the annual fee. For fiscal 2008, we compensated our Audit Committee Chairman $2,500 per quarter. The new annual fee has replaced this fee for the current fiscal year.
COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION (1)
Our Compensation Committee is composed entirely of independent directors. The Compensation Committee reviews with the full Board all aspects of the compensation packages for each of our executive officers. The Compensation Committee, and from time to time the full Board, approves compensation packages and any amendments thereto. Executive officers who are also directors do not participate in deliberations or decisions involving their own compensation. The Compensation Committee administers our 1998 Incentive Plan, 2004 Incentive Compensation Plan and other employee benefit plans. This report addresses the Compensation Committee’s objectives and its actions and decisions with respect to compensation for the 2008 fiscal year. The Compensation Committee determines the compensation of the Chief Executive Officer and other executive officers of the Company.
The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K, which precedes this report (see “Compensation Discussion and Analysis” above). Based on such review and discussion, the Compensation Committee recommended to our Board that the Compensation Discussion and Analysis section be included in this Form 10-K/A for the fiscal year ended March 31, 2008.

COMPENSATION COMMITTEE
Robert J. McCloskey, Chairman
Ira S. Epstein

(1)	The Compensation Committee Report on Executive Compensation shall not be deemed to be incorporated by reference by any general statement incorporating by reference this Form 10-K/A into any of our filings pursuant to the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent we specifically incorporate this section by reference therein, and shall not be deemed soliciting material or otherwise deemed filed under either of the Acts.

Summary Compensation Table for Fiscal Years 2007 and 2008
The following table sets forth compensation paid to our Named Executive Officers for fiscal years 2007 and 2008, which ended on March 31, 2007 and 2008, respectively:

								Change in
								Pension Value
								and Non-
							Non-	Qualified
							Equity	Deferred
				Stock		Option	Incentive	Compensation	All Other	Total
Name &	Fiscal	Salary	Bonus	Awards		Awards	Plan	Earnings	Compensation	Compensation
Principal Position	Year	($)(1)	($)	($)		($)	Bonus ($)	($)	($)(2)	($)

Current Executive Officers
David Borshell,	2008	$317,984	—	—		—	—	—	$36,234	$354,218
President	2007	302,842	—	—		—	—	—	31,679	334,521

Jeff M. Framer,	2008	299,984	—	—		—	—	—	34,414	334,398
Chief Financial Officer	2007	285,699	—	—		—	—	—	31,168	316,867

Former Executive Officers
Martin W. Greenwald,	2008	713,199	—	—		—	—	—	76,151	789,350
President & Chief Executive Officer	2007	679,237	—	—		—	—	—	81,380	760,617

Jeffrey Fink,	2008	72,981	—	—	(3)	—	—	—	348,983	421,964
Chief Marketing Officer	2007	47,596	—	—	(3)	—	—	—	1,923	49,519

(1)	The salary figure for Mr. Greenwald includes a component characterized as an unaccountable personal expense allowance in his employment agreement.

(2)	Fiscal year 2008 includes:
a.	Medical and dental insurance premiums and other payments in excess of those provided to other employees of $32,102 for Mr. Greenwald, $19,053 for each of Mr. Borshell and Mr. Framer, and $3,812 for Mr. Fink.

b.	Term life insurance premium payments of $36,662 for Mr. Greenwald.

c.	Auto allowances paid and other personal auto expenses of $7,389 for Mr. Greenwald, $12,600 for each of Mr. Borshell and Mr. Framer and $2,692 for Mr. Fink.

d.	Our contributions to a 401(k) plan of $4,582 for Mr. Borshell, $2,762 for Mr. Framer and $956 for Mr. Fink.

e.	Accrued vacation of $6,523 for Mr. Fink paid to him upon his June 2007 employment termination.

f.	Settlement payment of $335,000 pursuant to the Settlement Agreement and Release of Claims between the Company and Mr. Fink entered into on March 18, 2008. The agreement provided for a lump sum payment of wages to Mr. Fink of $275,000 and payment of attorneys fees and costs payable on behalf of Mr. Fink in the amount of $60,000, bringing the overall settlement value to $335,000.
Fiscal year 2007 includes:
a.	Medical and dental insurance premiums and other payments in excess of those provided to other employees of $32,135 for Mr. Greenwald, $14,101 for Mr. Borshell and $14,334 for Mr. Framer.

b.	Term life insurance premium payments of $24,752 for Mr. Greenwald.

c.	Auto allowances paid and other personal auto expenses of $7,389 for Mr. Greenwald, $12,600 for each of Mr. Borshell and Mr. Framer and $1,923 for Mr. Fink.

d.	Our contributions to a 401(k) plan of $4,478 for Mr. Borshell and $3,734 for Mr. Framer.

(3)	Mr. Fink received 10,000 Restricted Stock Units (RSUs) vesting over three years when he joined Image, which RSUs were terminated when his employment with us ceased in June 2007. The fair market value of Image’s stock on the date of grant was $3.49. The total value of the RSUs would have been booked quarterly over the three year vesting period. The fiscal year 2007 stock awards value was the portion of value of the RSUs booked to compensation expense. The amount was reversed in fiscal year 2008 when his employment with us ceased and the RSUs were terminated. None of the RSUs vested.
Employment Agreements
We entered into employment agreements with each of the Named Executive Officers. Mr. Fink’s employment was terminated in June 2007. The agreements with Messrs. Greenwald, Borshell and Framer expired on March 31, 2008. Mr. Greenwald retired as President and Chief Executive Officer on March 31, 2008 and has remained Chairman of the Board. New letter agreements were entered into with Messrs. Borshell, Framer, Eiberg and Bromiley as of April 1, 2008, each for a term of one year. The terms are summarized below.
Fiscal 2008 Agreements:
Term. Each of the agreements with Messrs. Greenwald, Borshell and Framer is for three years, with two one-year extensions, beginning April 1, 2004. In October 2005, the Compensation Committee and our Board voted to extend each of these agreements for one year through March 31, 2008. On April 1, 2008, the Board of Directors entered into employment letter agreements with each of the four current executive officers, Messrs. Borshell, Framer, Bromiley and Eiberg. See “Fiscal 2009 Agreements” below. The Agreement with Mr. Fink was for slightly more than 14 months, commencing January 22, 2007, and ending March 31, 2008, with automatic annual renewals unless notice is given by either party by December 31 of any year, or within 60 days after the consummation of a change of control. Mr. Fink’s employment was terminated in June 2007.
Base Salary. Base salaries for the fiscal year ended March 31, 2008, for Messrs. Greenwald, Borshell and Framer were $613,144, $318,275 and $300,259, respectively. Mr. Greenwald had an annual unaccountable personal expense allowance of $100,616. Base salary for Mr. Fink was $22,917 per month, which would have increased to $27,083 per month upon the earlier of August 1, 2007, or 30 days after the consummation of a change of control.
Cash Bonus. The Named Executive Officers are eligible for cash bonuses as incentive short-term compensation, based on our financial performance relative to annually determined performance targets. The cash bonus target for fiscal 2008 was based on a percentage formula relative to 10% of consolidated pretax earnings, adjusted to add back noncash amortization expense of RSUs and warrants. Bonus criteria are subject to change annually at the discretion of the Compensation Committee. The Named Executive Officers did not earn financial performance-based bonuses in fiscal 2008.
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
Termination. If employment is terminated without cause or an officer resigns for good reason, the officer will continue to receive all compensation, rights and benefits under the agreement through the expiration of the term, plus the severance benefits described above. If an officer is terminated due to a change in control, such officer will receive all compensation and benefits under the agreement for the longer of one year or the remaining term, plus the severance benefits described above. If an officer is terminated for cause, no severance, bonus or other compensation is due or payable. In general, all unvested options and RSUs will immediately vest if employment is terminated without cause or the executive resigns for good reason following a change of control.
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
Potential Payments Upon Termination or Change of Control.
The estimated incremental compensation payable to the Named Executive Officers in the event of the following triggering events, assuming the triggering event occurred on March 31, 2008 (the last business day of fiscal year 2008), is as follows:
Mr. Borshell
•	upon death or permanent disability, would receive approximately $220,644, which includes (i) base salary for six months of $159,138, (ii) pro-rated bonus for six months of zero, (iii) insurance for six months of $12,541, and (iv) accrued vacation of $48,965;

•	for termination by us without cause, or for termination by Mr. Borshell for “good reason,” would receive approximately $574,356, which includes (i) base salary of $318,275, (ii) pro-rated bonus of zero, (iii) fringe benefits of $84,402 (includes insurance, car allowance and accrued vacation) through the remainder of the term, and (iv) severance ((A) base salary for six months of $159,138, (B) pro-rated bonus for six months of zero and (C) insurance for six months of $12,541); and

•	for termination by us without cause following a change of control, would receive approximately $594,356, which includes (i) base salary of $318,275, (ii) pro-rated bonus of zero, (iii) fringe benefits of $84,402 (includes insurance, car allowance and accrued vacation), for the longer of one year following termination or the expiration of the term (with the foregoing calculation assuming expiration of the term, which is one year), (v) severance ((A) base salary for six months of $159,138, (B) pro-rated bonus for six months of zero and (C) insurance for six months of $12,541), and (vi) actual legal fees estimated at $20,000.
Mr. Framer
•	upon death or permanent disability, would receive approximately $208,864, which includes (i) base salary for six months of $150,130, (ii) pro-rated bonus for six months of zero, (iii) insurance for six months of $12,541, and (iv) accrued vacation of $46,194;

•	for termination by us without cause, or for termination by Mr. Framer for “good reason,” would receive approximately $544,563, which includes (i) base salary of $300,259, (ii) pro-rated bonus of zero, (iii) fringe benefits of $81,633 (includes insurance, car allowance and accrued vacation) through the remainder of the term, and (iv) severance ((A) base salary for six months of $150,130, (B) pro-rated bonus for six months of zero and (C) insurance for six months of $12,541); and

•	for termination by us without cause following a change of control, would receive approximately $564,563, which includes (i) base salary of $300,259, (ii) pro-rated bonus of zero, (iii) fringe benefits of $81,633 (includes insurance, car allowance and accrued vacation), for the longer of one year following termination or the expiration of the term (with the foregoing calculation assuming expiration of the term, which is one year), (iv) severance ((A) base salary for six months of $150,130, (B) pro-rated bonus for six months of zero, and (C) insurance for six months of $12,541), and (v) actual legal fees estimated at $20,000.
Mr. Greenwald retired on March 31, 2008. His retirement compensation consists of (i) payment of twelve of months of base salary equivalent to $613,144, payable bi-weekly in accordance with the normal payroll practices of the Company; (ii) continuation of standard executive insurance benefits for medical, dental and life insurance for twelve months of continuing coverage, at an anticipated cost of approximately $9,000; (iii) continuing special executive benefits including additional life and disability insurance and medical expenses for twelve months of continuing coverage at an anticipated cost of approximately $43,000; (iv) non-accountable personal expense allowance for twelve months at an estimated cost of $96,000; and (v) continuing use of his executive car lease for twelve months at an estimated cost of $24,000. The overall value of the retirement compensation is approximately $785,000.

Mr. Fink’s employment with us was terminated in June 2007. On March 18, 2008, the Company entered into a Settlement Agreement and Release of Claims (the “Settlement Agreement”) with Mr. Fink. The Settlement Agreement provided for a lump sum payment of wages to Mr. Fink of $275,000 and payment of attorneys fees and costs payable on behalf of Mr. Fink in the amount of $60,000, bringing the overall settlement value to $335,000.
The foregoing estimations described above (a) do not include bonus amounts or option amounts because we have not satisfied the financial thresholds necessary to pay such bonuses for the fiscal year ended March 31, 2008, and (b) include estimated legal fees of $20,000 that are required to be paid to the Named Executive Officers (except for Mr. Fink) following a change of control. We exercise the discretion as to whether the estimated payments described above are to be paid in lump sum payment amounts or in accordance with our standard payment practices. Benefits generally available to all employees are not included in these estimations. The above calculations are estimates only; the actual amount of compensation can only be determined at the time of a triggering event.
Fiscal 2009 Agreements:
Term. Each of the agreements with Messrs. Borshell, Framer, Bromiley and Eiberg is for one year beginning April 1, 2008.
Base Salary. Base salaries for the fiscal year ending March 31, 2009, for Messrs. Borshell, Framer, Bromiley and Eiberg are $425,000, $350,000, $350,000 and $250,000, respectively.
Other than the amounts of the base salaries listed above, the terms of the Agreements are similar to each other, supersede any previous written or oral employment letters or agreements and include the following general terms and conditions for each officer: (i) an initial employment term of one year; (ii) payment of base salary payable bi-weekly in accordance with the normal payroll practices of the Company; (iii) standard executive insurance benefits for medical, dental, life and disability insurance fully paid by the Company; (iv) car allowance of $12,600 gross, paid bi-weekly; (v) four weeks of vacation per year; (vi) participation in a Company corporate bonus plan to be presented to and approved by the Compensation Committee of the Board of Directors; and (vii) participation in a Company stock-based compensation plan to be presented to and approved by the Compensation Committee of the Board of Directors. The approval of corporate bonus plan and stock-based compensation plan are at the sole discretion of the Compensation Committee of the Board of Directors.
The Agreements provide for standard severance and termination provisions. If the officer is terminated without cause, the officer would be entitled to receive base salary and benefits through the end of the remaining employment term plus six months; if the officer is terminated for cause the obligations of the Company with respect to salary and benefits would immediately terminate.
Grants of Plan-Based Awards for Fiscal Year 2008
There were no stock option grants in fiscal 2008 as part of an incentive bonus plan.

Outstanding Equity Awards at Fiscal Year End 2008
All equity awards reported in the table below were granted under the 1998 Incentive Plan or 2004 Incentive Compensation Plan. The table below generally sets forth the number of outstanding equity awards that have not been earned or vested or that have not been exercised by the Named Executive Officers as of March 31, 2008:

										Equity
										Incentive
									Equity	Plan
									Incentive	Awards:
									Plan	Market
									Awards:	or Payout
			Equity						No. of	Value of
			Incentive					Market	Unearned	Unearned
			Plan					Value of	Shares,	Shares,
			Awards:					Shares or	Units or	Units or
	No. of	No. of	No. of				No. of	Units of	Other	Other
	Securities	Securities	Securities				Shares or	Stock	Rights	Rights
	Underlying	Underlying	Underlying				Units of	That	That	That
	Unexercised	Unexercised	Unexercised	Option	Option		Stock That	Have Not	Have Not	Have Not
	Options (#	Options (#	Unearned	Exercise	Expiration		Have Not	Vested	Vested	Vested
Name	Exercisable)	Unexercisable)	Options (#)	Price ($)	Date		Vested (#)	($)	(#)	($)

Current Executive Officers

David Borshell	108,000	—	—	$3.80	9/21/2014	(4)	—	—	—	—
	60,000			5.00	9/21/2014	(4)
	52,250			1.75	10/1/2011	(2)
	42,000			1.78	3/5/2013	(3)
	40,000			3.75	7/2/2010	(1)
	35,000			3.39	1/4/2016	(5)

Jeff M. Framer	84,000	—	—	$3.80	9/21/2014	(4)	—	—	—	—
	40,000			5.00	9/21/2014	(4)
	42,250			1.75	10/1/2011	(2)
	32,000			1.78	3/5/2013	(3)
	40,000			3.75	7/2/2010	(1)
	35,000			3.39	1/4/2016	(5)

Former Executive Officers

Martin W. Greenwald	120,000	—	—	$3.80	9/21/2014	(4)	—	—	—	—
	80,000			5.00	9/21/2014	(4)
	72,500			1.75	10/1/2011	(2)
	62,000			1.78	3/5/2013	(3)
	120,000			3.75	7/2/2010	(1)
	45,000			3.39	1/4/2016	(5)

Jeffrey Fink	—	—	—	—	—		—	—	—	—

(1)	Stock Options granted on July 3, 2000 that were fully vested on July 3, 2003 (one-seventh of the grant vested every six months beginning on July 3, 2000).

(2)	Stock Options granted on October 1, 2001 that were fully vested on October 1, 2004 (one-twelfth of the grant vested every three months beginning on January 2, 2002).

(3)	Stock Options granted on March 6, 2003 that were fully vested on March 6, 2006 (one-twelfth of the grant vested every three months beginning on June 6, 2003).

(4)	Stock Options granted on September 22, 2004 (one-twentieth of the grant vested every three months beginning on December 22, 2004). Vesting was accelerated on March 29, 2006 for all unvested options. All options are vested and exercisable, but are subject to a lock-up period equal to the original vesting schedule. The lock-up period will expire on September 22, 2009, the date the options would have fully vested.

(5)	Stock Options granted on January 5, 2006 (one-twentieth of the grant vested every three months beginning on April 5, 2006). Vesting was accelerated on March 29, 2006 for all unvested options. All options are vested and exercisable, but are subject to a lock-up period equal to the original vesting schedule. The lock-up period will expire on January 5, 2011, the date the options would have fully vested.
Option Exercises and Stock Vested in Fiscal Year 2008 (1)
There were no exercises of stock options or SARS or vesting of stock awards by the Named Executive Officers during fiscal year 2008.
Director Compensation for Fiscal Year 2008
The following table sets forth information regarding the compensation of our non-employee directors in fiscal year 2008:

	Fees Earned or		All Other
Name	Paid in Cash (1)	Stock Awards	Compensation	Total
David Coriat	$10,500	$6,266	—	$16,766
Ira S. Epstein	$11,500	$6,266	—	$17,766
Gary Haber (2)	$20,000	$6,266	—	$26,266
M. Trevenen Huxley	$8,000	$6,266	—	$14,266
Robert J. McCloskey	$8,500	$6,266	—	$14,766

(1)	Cash compensation for Board and committee meeting attendance and service as a committee chairman.

(2)	Audit Committee Chairman fee of $10,000, paid quarterly, and total meeting fees of $10,000.
Compensation Committee Interlocks and Insider Participation
None.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth certain information as of July 11, 2008, with respect to the beneficial ownership of shares of our common stock owned by (i) each person, who, to our knowledge based on Schedules 13G or 13D filed with the SEC, is the beneficial owner of more than 5% of our outstanding common stock, (ii) each person who is currently a director, (iii) each Named Executive Officer, and (iv) all of our current directors and executive officers as a group. Unless indicated otherwise below, the person or entity listed has sole voting and dispositive power with respect to the shares that are deemed beneficially owned by such person or entity.

		Percent of
	Shares of Common Stock	Common
Name of Beneficial Owner	Beneficially Owned(1)	Stock(2)
Image Investors Co.(3)	6,069,767	27.77%
MMCAP International Inc., SPC and MM Asset Management Inc.(4)	2,488,417	11.39%
Standard Broadcasting Corp. Ltd. (now known as Slaight Communications Holdings Inc.)(5)	1,542,283	7.06%
Martin W. Greenwald(6)	1,321,604	5.91%
David Borshell(7)	357,657	1.61%
Jeff M. Framer(8)	292,031	1.32%
Ira S. Epstein(9)	72,904	*
Rick Eiberg(10)	57,500	*
M. Trevenen Huxley(11)	44,904	*
Robert J. McCloskey(12)	33,184	*
Gary Haber(13)	28,884	*
David Coriat(14)	8,184	*
Bill Bromiley	-0-	*
Jeffrey Fink	-0-	*
All current directors and executive officers as a group (10 persons)	2,216,852	9.57%

*	Less than 1%

Notes to Beneficial Ownership Table:

(1)	The number of shares beneficially owned includes shares of common stock in which a person has sole or shared voting power and/or sole or shared investment power. Except as noted below, each person named reportedly has sole voting and investment powers with respect to the common stock beneficially owned by that person, subject to applicable community property and similar laws. Except as noted below, each owner’s mailing address is c/o Image Entertainment, Inc., 20525 Nordhoff Street, Suite 200, Chatsworth, California 91311.

(2)	On July 11, 2008, there were 21,855,718 shares of our common stock, $.0001 par value, outstanding. Common stock not outstanding but which underlies options and rights (including warrants) vested as of, or vesting within, 60 days after July 11, 2008, is deemed to be outstanding for the purpose of computing the percentage of the common stock beneficially owned by each named person (and the directors and executive officers as a group), but is not deemed to be outstanding for any other purpose.

(3)	The mailing address of Image Investors Co. is 21 Main Street — Suite 202, Hackensack, New Jersey 07601. All of the shares of common stock are held of record by Image Investors Co. (“IIC”). The shares of common stock listed in the table as beneficially owned by IIC may also be deemed to be beneficially owned by John W. Kluge and Stuart Subotnick by virtue of their being directors, executive officers and the only stockholders of IIC. With respect to these shares, Messrs. Kluge and Subotnick share voting and investment powers. Ownership based on information provided on Amendment No. 17 (filed June 23, 2008) to Schedule 13D dated July 18, 1988, filed with the SEC on behalf of IIC.

(4)	The mailing address of MMCAP International Inc. SPC is P.O. Box 32021, SMB, Admiral Financial Centre, 90 Fort Street, Grand Cayman, Cayman Islands BWI. The mailing address of MM Asset Management Inc. is 120 Adelaide Street West, Suite 2601, Toronto, Ontario, Canada M5H 1T1. The information provided herein is based on information provided on Amendment No. 2 (filed March 10, 2008) to Schedule 13G, dated July 16, 2007, filed with the SEC on behalf of MMCAP International Inc. SPC and MM Asset Management Inc. The parties share voting and dispositive power with respect to the shares indicated as beneficially owned by them.

(5)	The mailing address of Standard Broadcasting Corporation Limited (now known as Slaight Communications Holdings Inc.) is 2 St. Clair Avenue West, Suite 1100, Toronto, Ontario, Canada M4V 1L6. Ownership based on information provided on Amendment No. 2 (filed May 11, 2006) to Schedule 13G dated September 25, 2002, filed with the SEC on behalf of Standard Broadcasting Corporation Limited.

(6)	Includes vested options to purchase 499,500 shares of common stock and 1,030 shares owned by MomAnDad, Inc., of which Martin W. Greenwald is a 50% owner.

(7)	Includes vested options to purchase 337,250 shares of common stock.

(8)	Includes vested options to purchase 273,250 shares of common stock.

(9)	Includes vested options to purchase 55,000 shares of common stock.

(10)	Includes vested options to purchase 57,500 shares of common stock.

(11)	Includes vested options to purchase 25,000 shares of common stock.

(12)	Includes vested options to purchase 30,000 shares of common stock.

(13)	Includes vested options to purchase 25,000 shares of common stock.

(14)	Includes vested options to purchase 5,000 shares of common stock.
Change in Control
For a discussion of the terminated merger transaction, please refer to “Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations — Recent Events” and other information regarding the terminated merger transaction included in the 2008 Form 10-K.
Equity Compensation Plans
The following table sets forth certain information as of March 31, 2008 with respect to our equity compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance, aggregated by (i) all compensation plans previously approved by our security holders, and (ii) all compensation plans not previously approved by our security holders:

	Number of securities	Weighted-average	Number of securities remaining
	to be issued upon	exercise price of	available for future issuance under
	exercise of	outstanding	equity compensation plans
	outstanding options,	options, warrants	(excluding securities referenced in
Plan Category	warrants and rights (1)	and rights	the first column)
Equity compensation plans approved by security holders	2,124,081	3.509	418,875
Equity compensation plans not approved by security holders:
Compensatory warrants issued to service providers (2)	1,000,000	4.250	—

Total	3,124,081	3.746	418,875

Notes to Equity Compensation Plans Table:

(1)	Includes options granted to employees and directors.

(2)	In August 2006, we issued a five-year warrant in connection with a convertible debt financing to an investor to purchase up to 1,000,000 shares at $4.25 per share.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Our policy on related-party transactions is included in our revised Code of Conduct, which has been reviewed and approved by the Board effective as of June 19, 2007. Our policy states that each executive officer, director or nominee for director will disclose to the Audit Committee of the Board the following information regarding a related-person transaction for review, approval or ratification by the Audit Committee: (i) the name of the related-person (as defined by Item 404(a) of Regulation S-K under the Exchange Act), and if he or she is an immediate family member of an executive officer, director or nominee for director, the nature of such relationship; (ii) the related-person’s interest in the transaction; (iii) the approximate dollar value of the amount involved in the transaction; (iv) the approximate dollar value of the amount of the related-person’s interest in the transaction; and (v) in the case of indebtedness, the largest total amount of principal outstanding since the beginning of our last fiscal year, the amount of principal outstanding as of the latest practicable date, the amount of principal paid since the beginning of our last fiscal year, and the rate or amount of interest payable on the indebtedness.
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
Gary Haber, a member of our Board of Directors and principal of Haber Corporation, manages artists, some of which are among Image’s content providers. Haber Corporation receives fees from certain of these content providers based upon a percentage of royalty payments paid to such content providers by Image. Image’s royalty payments to these content suppliers are based upon a contractual percentage of net revenues derived from the distribution of the content suppliers’ entertainment programming. The royalties paid to these content suppliers in consideration for the distribution of their content, in the opinion of management, is fair and reasonable, and is on terms no less favorable than terms generally available to other third-party content suppliers under the same or similar circumstances.
Dale Borshell, the mother of David Borshell, our President, is a travel agent at Travel Syndicate. For many years, we have used Travel Syndicate nearly exclusively for our corporate travel needs. We paid Travel Syndicate approximately $17,000 for travel services during fiscal 2008. The fees paid to Travel Syndicate for travel services were, in the opinion of management, fair and reasonable, and as favorable to us as those which could have been obtained through or from unrelated third parties.
David Coriat, a member of our Board, currently serves as Executive Vice President of Slaight Communications. Slaight Communcations (formerly Standard Broadcasting Corporation Limited, once the largest privately owned mulit-media company in Canada and then-owner of our exclusive content distributor in Canada) currently holds 1,542,283 shares of our common stock.
Director Independence
For a discussion of the independence of our directors, please see Item 10. “Directors, Executive Officers and Corporate Governance” above.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Independent Registered Public Accounting Firm. BDO Seidman, LLP has been our independent registered public accounting firm since October 2004. There were no disagreements between us and BDO Seidman, LLP in the preparation of this report.
Principal Accountant Fees and Services. The following table summarizes the aggregate fees for professional services provided by BDO Seidman LLP related to the fiscal years ended March 31, 2008 and 2007:

	2008	2007
Audit Fees	$362,803	$323,372
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	7,925	—

Total Fees	$370,728	$323,372

Audit Fees. Consisted of fees billed for professional services rendered for: (i) the audit of our consolidated financial statements; (ii) the review of interim consolidated financial statements for our quarterly filings; and (iii) any services that are normally provided by our principal accountant in connection with statutory and regulatory filings or engagements.
Audit-Related Fees. There were no audit-related fees during the fiscal year ended March 31, 2008.
Tax Fees. BDO Seidman, LLP does not perform professional services for tax compliance, tax advice or tax planning for us.
All Other Fees. Consisted of fees for professional services related to the terminated merger transaction.
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
All of the fees paid to BDO Seidman, LLP in fiscal 2008 and 2007 were pre-approved by the Audit Committee. Our Audit Committee has considered whether the provision of services other than those described above under the heading of “Audit Fees” are compatible with maintaining the independence of BDO Seidman, LLP.

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

IMAGE ENTERTAINMENT, INC.
A Delaware corporation

Dated: July 29, 2008	/s/ DAVID BORSHELL

DAVID BORSHELL
President (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: July 29, 2008	/s/ DAVID BORSHELL

DAVID BORSHELL
President (Principal Executive Officer)

Dated: July 29, 2008	/s/ JEFF M. FRAMER

JEFF M. FRAMER
Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: July 29, 2008	/s/ MARTIN W. GREENWALD

MARTIN W. GREENWALD
Chairman of the Board and Director

Dated: July 29, 2008	/s/ DAVID CORIAT

DAVID CORIAT
Director

Dated: July 29, 2008	/s/ IRA EPSTEIN

IRA EPSTEIN
Director

Dated: July 29, 2008	/s/ GARY HABER

GARY HABER
Director

Dated: July 29, 2008	/s/ M. TREVENEN HUXLEY

M. TREVENEN HUXLEY
Director

Dated: July 29, 2008	/s/ ROBERT J. MCCLOSKEY

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