Form 10-Q
period 2008-06-30
IMAGE ENTERTAINMENT INC
filed 2008-08-12
CIK 216324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008.

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares outstanding of the issuer’s common stock on August 6, 2008: 21,855,718

IMAGE ENTERTAINMENT, INC.
INDEX TO FORM 10-Q

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2008 (“Quarterly Report”) of Image Entertainment, Inc. (“we,” “us,” “our,” or “Image”) includes forward-looking statements that involve risks and uncertainties within the meaning of the Private Securities Litigation Reform Act of 1995. Other than statements of historical fact, all statements made in this Quarterly Report are forward-looking, including, but not limited to, statements regarding industry prospects, future results of operations or financial position, and statements of our intent, belief and current expectations about our strategic direction, prospective and future results. In some cases, forward-looking statements may be identified by words such as “will,” “should,” “expect,” “anticipate,” “believe,” “estimate,” “continue,” “future,” “intend” or similar words. Forward-looking statements involve risks and uncertainties that are inherently difficult to predict, which could cause actual outcomes and results to differ materially from our expectations, forecasts and assumptions. The following important factors could affect our future results and could cause those results to differ materially from those expressed in such forward-looking statements:
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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
IMAGE ENTERTAINMENT, INC.
Consolidated Balance Sheets
(unaudited)
June 30, 2008 and March 31, 2008

(In thousands)	June 30, 2008	March 31, 2008 *
ASSETS

Current assets:

Cash and cash equivalents	$1,383	$1,606

Accounts receivable, net of allowances of $10,010 - June 30, 2008; $8,548 - March 31, 2008	18,228	17,873

Inventories	15,905	16,379

Royalty and distribution fee advances	14,141	13,939

Prepaid expenses and other assets	1,325	1,488

Total current assets	50,982	51,285

Noncurrent inventories, principally production costs	2,692	2,632

Noncurrent royalty and distribution advances	21,665	21,356

Property, equipment and improvements, net	2,857	3,089

Goodwill	5,715	5,715

Other assets	457	736

	$84,368	$84,813

*	The March 31, 2008 consolidated balance sheet has been derived from the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2008.
See accompanying notes to consolidated financial statements

IMAGE ENTERTAINMENT, INC.
Consolidated Balance Sheets
(unaudited)
June 30, 2008 and March 31, 2008

(In thousands, except share data)	June 30, 2008	March 31, 2008 *
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$11,546	$11,387

Accrued liabilities	6,316	5,877

Accrued royalties and distribution fees	15,360	13,961

Accrued music publishing fees	5,974	5,971

Deferred revenue	5,427	10,598

Revolving credit facility	7,207	5,165

Current portion of long-term debt, net of debt discount	6,253	5,759

Total current liabilities	58,083	58,718

Long-term debt, net of debt discount and current portion	15,253	16,309

Other long-term liabilities, less current portion	2,107	2,560

Total liabilities	75,443	77,857

Commitments and Contingencies (Notes 6, 7 and 9)

Stockholders’ equity:

Preferred stock, $.0001 par value, 25 million shares authorized; none issued and outstanding	—	—

Common stock, $.0001 par value, 100 million shares authorized; 21,856,000 issued and outstanding at June 30, 2008 and March 31, 2008, respectively	2	2

Additional paid-in capital	52,623	52,618

Accumulated other comprehensive loss	(2)	—

Accumulated deficit	(43,698)	(45,394)

Net stockholders’ equity	8,925	7,226

	$84,368	$84,813

*	The March 31, 2008 consolidated balance sheet has been derived from the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2008.
See accompanying notes to consolidated financial statements

IMAGE ENTERTAINMENT, INC.
Consolidated Statements of Operations
(unaudited)
For the Three Months Ended June 30, 2008 and 2007

(In thousands, except per share data)	2008	2007

NET REVENUES	$32,577	$20,878

OPERATING COSTS AND EXPENSES:
Cost of sales	25,248	15,579
Selling expenses	3,722	2,043
General and administrative expenses	3,988	4,794
Restructuring expenses	—	246

	32,958	22,662

LOSS FROM OPERATIONS	(381)	(1,784)

OTHER EXPENSES (INCOME):
Interest expense, net	875	793
Other	(2,970)	—

	(2,095)	793

EARNINGS (LOSS) BEFORE INCOME TAXES	1,714	(2,577)

INCOME TAX EXPENSE	18	22

NET EARNINGS (LOSS)	$1,696	$(2,599)

NET EARNINGS (LOSS) PER SHARE:
Net earnings (loss) per share — basic and diluted	$.08	$(.12)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	21,856	21,696

See accompanying notes to consolidated financial statements

IMAGE ENTERTAINMENT, INC.
Consolidated Statements of Cash Flows
(unaudited)
For the Three Months Ended June 30, 2008 and 2007

(In thousands)	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:

Net earnings (loss)	$1,696	$(2,599)
Adjustments to reconcile net earnings to net cash used in operating activities:
Amortization of production costs	1,150	960
Depreciation and other amortization	756	1,120
Provision for doubtful accounts, sales returns and other credits	1,463	46
Provision for lower of cost or market inventory writedowns	228	750
Restructuring charges	—	246
Accelerated amortization and fair value writedown of advance royalty and distribution fees	298	3
Change in fair values of warrant and embedded derivatives	(139)	—
Changes in assets and liabilities associated with operating activities:
Accounts receivable	(1,818)	4,223
Inventories	224	(1,283)
Royalty and distribution fee advances	(1,589)	98
Production cost expenditures	(1,188)	(887)
Prepaid expenses and other assets	346	(330)
Accounts payable, accrued royalties, fees and liabilities	2,468	(5,210)
Deferred revenue	(5,171)	465

Net cash used in operating activities	(1,276)	(2,398)

CASH FLOWS FROM INVESTING ACTIVITIES:

Net cash used in investing activities — capital expenditures	$(123)	$(160)

See accompanying notes to consolidated financial statements

IMAGE ENTERTAINMENT, INC.
Consolidated Statements of Cash Flows, Continued
(unaudited)
For the Three Months Ended June 30, 2008 and 2007

(In thousands)	2008	2007

CASH FLOWS FROM FINANCING ACTIVITIES:

Borrowings under revolving credit facility	$32,098	$13,673
Repayments of borrowings under revolving credit facility	(30,056)	(12,606)
Repayments of long-term debt	(866)	(997)
Proceeds from exercise of stock options	—	500

Net cash provided by financing activities	1,176	570

NET DECREASE IN CASH:	(223)	(1,988)

Cash and cash equivalents at beginning of period	1,606	2,341

Cash and cash equivalents at end of period	$1,383	$353

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:
Interest	$451	$352
Income taxes	$40	$15

Supplemental Disclosures of Noncash Investing and Financing Activities:
None.
See accompanying notes to consolidated financial statements

Image Entertainment, Inc.
Notes To Consolidated Financial Statements
(Unaudited)
Note 1. Basis of Presentation.
The accompanying unaudited interim condensed consolidated financial statements for Image Entertainment, Inc. and its wholly-owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and do not include all information and notes required for complete financial statements. All significant intercompany balances have been eliminated in consolidation.
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
Note 2. Recent Accounting Pronouncements.
We adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”) on April 1, 2008 for financial assets and liabilities, and non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. SFAS 157 defines fair value, establishes a framework for measuring fair value as required by other accounting pronouncements and expands fair value measurement disclosures. The provisions of SFAS 157 are applied prospectively upon adoption and did not have a material impact on our condensed consolidated financial statements. The disclosures required by SFAS 157 are included in Note 7, “Long-Term Debt,” to our condensed consolidated financial statements.
We adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115” (“SFAS 159”) as of April 1, 2008. SFAS 159 permits entities to elect to measure many financial instruments and certain other items at fair value. We did not elect the fair value option for any assets or liabilities, which were not previously carried at fair value. Accordingly, the adoption of SFAS 159 had no impact on our condensed consolidated financial statements.
In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS 162). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the United States. This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The FASB does not expect that this statement will result in a change in current practice.
In April 2008, the FASB issued FASB Staff Position (“FSP”) No. SFAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP SFAS 142-3”). FSP SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The intent of FSP SFAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R (revised 2007), “Business Combinations” and other applicable accounting literature. FSP SFAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and must be applied prospectively to intangible assets acquired after the effective date. The adoption of this statement is not expected to have a material impact on our consolidated financial position or results of operations.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We will apply the guidance of this statement beginning with our first quarter of fiscal 2010 ending June 30, 2009. We have not yet determined the impact of adopting SFAS No. 161 on our financial position.

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
Note 3. Accounting for Stock-Based Compensation.
The Company has two equity compensation plans: the Image Entertainment, Inc. 1998 Incentive Plan and the Image Entertainment, Inc. 2004 Incentive Compensation Plan (collectively, “the Plans”). The 1998 Plan expired on June 30 2008, and no further grants are allowed under this Plan. The 2004 Plan provides for equity awards, including stock options and restricted stock units. At June 30, 2008, there were 107,430 shares available for future grants under the 2004 Plan.
On April 1, 2006, we adopted SFAS No. 123R using the “modified prospective” method. Under this method, SFAS No. 123R requires that we measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the grant date for all awards granted after March 31, 2006. Such cost will be recognized over the period during which an employee of ours is required to provide service in exchange for the award (i.e. the vesting period). Subsequent to our adoption of SFAS No. 123R, and through our fiscal year ended March 31, 2008, we had not granted any stock-based compensation to our employees, but have granted restricted stock units to non-employee directors of our Board. We measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the grant date for all awards granted in accordance with SFAS No. 123R, “Share-Based Payments.”
Stock Options
There were 343,000 options granted on June 12, 2008 at the exercise price of $1.14, which was the closing stock price on the date of grant. At June 30, 2008, none of the options granted had vested. The weighted-average grant-date fair values for options granted during the three months ended June 30, 2008 was $0.62 per share.
Option activity for the Plans for the three months ended June 30, 2008 is summarized as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
(In thousands, except share prices)	Options	Exercise Price	Term	Value
Options outstanding at April 1, 2008	2,124	$3.509	5.111
Granted	343	1.140	9.953
Exercised	—	—	—
Canceled	(53)	3.353	6.284

Options outstanding at June 30, 2008	2,414	$3.176	5.773	$—

Options exercisable at June 30, 2008	2,071	$3.014	4.359	$—

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on our closing stock price of $0.93 as of June 30, 2008, which theoretically could have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of June 30, 2008 and 2007 were none and 1,922,581, respectively.

Image Entertainment, Inc.
Notes To Consolidated Financial Statements
(Unaudited)
As of June 30, 2008, total compensation cost related to non-vested stock options not yet recognized was $207,000, which is expected to be recognized over the next 2.95 years on a weighted-average basis.
During the three months ended June 30, 2008 and 2007, we received cash from the exercise of stock options of none and $500,000, respectively. There was no excess tax benefit recorded for the tax deductions related to stock options during the three months ended June 30, 2008 and 2007.
Restricted Stock Units
There were no restricted stock units awarded in the three months ended June 30, 2008 or June 30, 2007.
Stock-Based Compensation Valuation and Expense Information
The fair value of each option award is estimated on the date of grant using a closed-form option valuation model (Black-Scholes) based on the assumptions noted in the following table. Expected volatilities are based on implied volatilities from traded options on our stock, historical volatility of our stock and other factors. The expected term of options granted represents the period of time that options granted are expected to be outstanding. There were no options granted for the three months ended June 30, 2007. The following table represents the assumptions used in the Black-Scholes option-pricing model for options granted during the three months ended June 30, 2008:

Three Months Ended
June 30, 2008

Risk-free interest rate	3.18% - 3.39%
Expected life (in years)	3.9 to 4.6 years
Expected volatility for options	68%-70%
Expected dividend yield	0%
Expected life uses historical exercise and option expiration data to estimate the expected life assumption for the Black-Scholes grant-date valuation. We believe this historical data is currently the best estimate of the expected term of a new option. We have identified two groups, management and non-management, to determine historical patterns. Expected volatility uses our stock’s historical volatility for the same period of time as the expected life. We have no reason to believe our future volatility will differ from the past. The risk-free interest rate is based on the U.S. Treasury rate in effect at the time of grant for the same period of time as the expected life. Expected dividend yield is zero, as we have historically has not paid dividends.
Stock-based compensation expense during the quarters ended June 30, 2008 and 2007 was not material.
Note 4. Inventories.
Inventories at June 30, 2008, and March 31, 2008, are summarized as follows:

(In thousands)	June 30, 2008	March 31, 2008
DVD	$10,728	$11,453
Other (principally DVD packaging components and finished CD inventory)	2,835	2,563

	13,563	14,016
Production costs, net	5,034	4,995

	18,597	19,011
Less current portion of inventories	15,905	16,379

Noncurrent inventories, principally non-recoupable production costs	$2,692	$2,632

Image Entertainment, Inc.
Notes To Consolidated Financial Statements
(Unaudited)
Inventories consist primarily of finished DVD and CD product for sale and are stated at the lower of average cost or market.
Production costs consist of capitalized costs to produce licensed programming for domestic and international distribution and include the costs of film and tape conversion to the optical disc format, menu and packaging design, authoring, compression, mastering and the overhead of our creative services and production departments. Non-recoupable production costs are reflected net of accumulated amortization of $13,207,000 and $12,054,000 at June 30, 2008 and March 31, 2008, respectively.
Note 5. Investment in Film Production.
Investment in film production at June 30, 2008 and March 31, 2008 are included as a component of royalty and distribution fee advances in the consolidated balance sheets and are summarized as follows:

(In thousands)	June 30, 2008	March 31, 2008
Released, net of accumulated amortization	$1,411	$1,431
Completed and not released	2,922	2,598
In process	—	—
In development	—	—

	$4,333	$4,029

Note 6. Revolving Credit Facility.
Our May 2007 three-year Loan and Security Agreement, as amended, with Wachovia Capital Finance Corporation (Western) (“Wachovia”) provides us with a revolving line of credit of up to $20 million. Actual borrowing availability under the line is based upon our level of eligible accounts receivable.
Borrowings bear interest at either the Prime Rate plus up to 0.75% (5.75% at June 30, 2008) or, at our option, LIBOR plus up to 2.75% (5.54% at June 30, 2008), subject to minimum borrowing levels. The level of interest rate margin to Prime or LIBOR is dependent upon our future financial performance as measured by EBITDA, earnings before interest, taxes, depreciation and amortization, as defined in the Agreement.
We are required to maintain a minimum Fixed Charge Coverage Ratio, as defined. The measurement is for each three month period on or after:
•	March 31, 2008, .00 to 1.0
•	September 30, 2008, .50 to 1.0
•	December 31, 2008, 1.0 to 1.0
And each six month period on or after:
•	March 31, 2009, 1.0 to 1.0
•	June 30, 2009, 1.1 to 1.0
If we maintain minimum borrowing availability equal to, or greater than, $3.5 million (when the required Fixed Charge Coverage Ratio is less 1.0 to 1.0) and $2.5 million (when the required Ratio is greater than, or equal to, 1.0 to 1.0), this financial covenant will not be tested for compliance. At June 30, 2008, we were in compliance with all covenants under the agreement.
The agreement is subject to an early termination fee of 0.75% of the $20 million maximum facility amount if terminated prior to the end of the term. The agreement also imposes restrictions on such items as encumbrances and liens, payment of dividends, other indebtedness, stock repurchases and capital expenditures. Any outstanding borrowings are secured by our assets.

Image Entertainment, Inc.
Notes To Consolidated Financial Statements
(Unaudited)
At June 30, 2008, we had $7.2 million borrowed and had borrowing availability of $5.9 million under our revolving line of credit.
Note 7. Long-Term Debt.
Disc Replication Advance. Amortization of the debt discount is a noncash interest expense and totaled $163,000 and $191,000 for the June 2008 and 2007 quarters, respectively. Amortization of the deferred manufacturing credit totaled $109,000 and $132,000 for the June 2008 and 2007 quarters, respectively, and is included as a component of cost of sales. At June 30, 2008, we have $5,909,000 remaining outstanding under the advance, exclusive of the debt discount.
Private Placement of Senior Convertible Note and Warrant. Beginning in February 2009, Portside Growth and Opportunity Fund (“Portside”) may require bi-annual payments, each in the amount of $4,000,000 principal plus interest, subject to Wachovia’s approval based upon our then-borrowing availability levels. Should the weighted-average trading price of our common stock be greater than $4.00 per share for the twenty trading days immediately prior to the due date for the first payment, then we could delay the first payment until August 2009. We have classified the potential February 2009 $4,000,000 principal payment as current in the accompanying balance sheet at June 30, 2008.
At June 30, 2008, the fair value of the warrant resulted in a $330,000 reduction in the liability, recorded as a non-operating credit to other income for June 2008 quarter. The resulting $160,000 accrued warrant liability is included as a component of other long-term liabilities in the consolidated balance sheet at June 30, 2008. Additionally at June 30, 2008, the fair value of the convertible note’s embedded derivatives resulted in a $191,000 increase in the liability, recorded as a non-operating reduction to other income for the June 2008 quarter. The resulting $1,597,000 accrued embedded derivatives liability is included as a component of other long-term liabilities in the consolidated balance sheet at June 30, 2008.
The fair values of derivatives are estimated by using pricing models, where the inputs to those models are based on readily observable market parameters. The valuation models used by us are consistently applied and reflect the contractual terms of the derivatives, including the period to maturity, and market-based parameters such as interest rates, and volatility. These models do not contain a high level of subjectivity as the valuation techniques used do not require significant judgment, and inputs thereto are readily observable from actively quoted markets. We revalue the fair value and re-address liability classification of the warrant and embedded derivatives quarterly.
Amortization of the debt discount and the deferred financing costs using the effective interest rate method is a noncash charge to interest expense and totaled $230,000 for each of the June 2008 and 2007 quarters.
Long-term debt at June 30, 2008 and March 31, 2008 consisted of the following:

(In thousands)	June 30, 2008	March 31, 2008
Subordinated senior convertible note, less debt discount of $861-June 30, 2008; $1,003-March 31, 2008	$16,139	$15,997
Subordinated manufacturing advance obligation, less debt discount of $542-June 30, 2008; $705-March 31, 2008	5,367	6,071

	21,506	22,068
Current portion of long-term debt, less debt discount of $947-June 30, 2008; $1,041-March 31, 2008	6,253	5,759

Long-term debt less current portion and debt discount	$15,253	$16,309

Image Entertainment, Inc.
Notes To Consolidated Financial Statements
(Unaudited)
Note 8. Net Earnings (Loss) per Share Data.
The following presents a reconciliation of the numerators and denominators used in computing basic and diluted net earnings (loss) per share for the three months ended June 30, 2008 and 2007:

(In thousands, except per share data)	2008	2007

Net earnings (loss) — basic and diluted numerator	$1,696	$(2,599)

Weighted-average common shares outstanding — basic denominator	21,856	21,696
Effect of dilutive securities	—	—

Weighted-average common shares outstanding — diluted denominator	21,856	21,696

Basic and diluted net earnings (loss) per share	$.08	$(.12)

Outstanding common stock options and warrants not included in the computation of diluted net earnings (loss) per share totaled 3,414,000 and 4,087,000, respectively, for the three months ended June 30, 2008 and 2007. They were excluded as their effect would be antidilutive.
Note 9. Commitments and Contingencies.
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
We recorded the settlement proceeds as a component of other income during the June 2008 quarter.
Relativity Media, LLC Dispute Resolution
On July 2, 2008, Image and Relativity Media, LLC, a California limited liability company (“Relativity”) resolved the dispute, effective June 26, 2008, between the parties pertaining to a Home Video Distribution Agreement dated as of August 11, 2006. Pursuant to the resolution, Image filed a request for dismissal with prejudice of its lawsuit against Relativity filed in Los Angeles Superior Court. Furthermore, the Home Video Distribution Agreement, Stock Purchase Agreement, Security Agreement, Stock Pledge, and Stock Release Agreement all dated as of August 11, 2006, were each deemed terminated.

Image Entertainment, Inc.
Notes To Consolidated Financial Statements
(Unaudited)
Note 10. Other Income.
Other income of $2,970,000 for the three months ended June 30, 2008 includes:
•	$2 million received pursuant to the Settlement Agreement with BTP.
•	$1,025,000 received pursuant to an agreement with a content supplier
•	$139,000 resulting from the change in fair value of a warrant and embedded derivatives.
Note 11. Segment Information.
In accordance with the requirements of SFAS No. 131, “Disclosures about Segments of and Enterprises and Related Information,” selected financial information regarding our three reportable business segments, domestic, digital and international, are presented below. Domestic wholesale distribution of home entertainment programming on DVD accounted for approximately 92% of our net revenue for the three months ended June 30, 2008, and 91% of our net revenue for the three months ended June 30, 2007. Management evaluates segment performance based primarily on net revenues, operating costs and expenses and earnings (loss) before income taxes. Interest income and expense is evaluated on a consolidated basis and not allocated to our business segments.

Image Entertainment, Inc.
Notes To Consolidated Financial Statements
(Unaudited)
For the Three Months Ended June 30, 2008:

	2008
(In thousands)	Domestic	Digital	International	Consolidated
Net revenues	$31,309	$756	$512	$32,577
Operating costs and expenses	31,676	754	528	32,958

Earnings (loss) from operations	(367)	2	(16)	(381)
Other income	(2,095)	—	—	(2,095)

Earnings (loss) before income taxes	$1,728	$2	$(16)	$1,714

For the Three Months Ended June 30, 2007:

	2007
(In thousands)	Domestic	Digital	International	Consolidated
Net revenues	$19,965	$495	$418	$20,878
Operating costs and expenses	21,804	422	436	22,662

Earnings (loss) from operations	(1,839)	73	(18)	(1,784)
Other expenses	793	—	—	793

Earnings (loss) before income taxes	$(2,632)	$73	$(18)	$(2,577)

	As of
(In thousands)	June 30, 2008	March 31, 2008
Total assets:
Domestic	$82,909	$83,683
Digital	514	282
International	945	848

Consolidated total assets	$84,368	$84,813

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
First Quarter Fiscal 2009 Highlights
•	Net revenues increased 56.0% to $32,577,000, compared with net revenues of $20,878,000 for the three months ended June 30, 2007.
•	Gross profit margins were 22.5%, compared to 25.4% for the three months ended June 30, 2007.
•	Selling expenses approximated 11.4% of net revenues, up from 9.8% of net revenues, for the three months ended June 30, 2007.
•	General and administrative expenses decreased 16.8% to $3,988,000, from $4,794,000, for the three months ended June 30, 2007.
•	Loss from operations was down 78.6% to $381,000, from $1,784,000, for the three months ended June 30, 2007.
•	Other income was $2,970,000 for the three months ended June 30, 2008, compared to none for the three months ended June 30, 2007.
•	Net earnings was $1,696,000 ($.08 per diluted share), compared to net loss of $2,599,000 ($.12 per diluted share), for the three months ended June 30, 2007.
•	On April 1, 2008, we announced the retirement of then-CEO Martin W. Greenwald and that then-COO David Borshell was promoted to President.
•	On April 3, 2008, we announced two new additions to the executive management team - Bill Bromiley as Chief Acquisitions Officer and Rick Eiberg as Executive Vice President, Operations and Chief Technology Officer.
•	On April 28, 2008, we amended our May 2007 Loan and Security Agreement with our lender to increase our maximum borrowing availability under our revolving line of credit to $20 million, up from $15 million and reduce minimum financial covenant levels on a going forward basis.
•	On June 24, 2008, the Company, BTP and its affiliates entered into a Settlement Agreement and Mutual Release.
•	On July 2, 2008, the Company and Relativity Media, LLC resolved the dispute, effective June 26, 2008, between the parties pertaining to a Home Video Distribution Agreement dated as of August 11, 2006.
The highlights above are intended to identify some of our more significant events and transactions during the quarter ended June 30, 2008, and recent events which occurred after the quarter’s end. However, these highlights are not intended to be a full discussion of our results for the quarter. These highlights should be read in conjunction with the following discussion of “Results of Operations” and “Liquidity and Capital Resources” and with our consolidated financial statements and notes thereto accompanying this Quarterly Report.

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
We recorded the settlement proceeds as a component of other income during the June 2008 quarter.
Lions Gate Films, Inc. Litigation Dismissal
On June 25, 2008, Lions Gate filed a dismissal without prejudice of their lawsuit against the Company. For further information, see “Part II - Item 1. Legal Proceedings” below.
Relativity Media, LLC Dispute Resolution
On July 2, 2008, Image and Relativity Media, LLC, a California limited liability company (“Relativity”) resolved the dispute, effective June 26, 2008, between the parties pertaining to a Home Video Distribution Agreement dated as of August 11, 2006. Pursuant to the resolution, Image filed a request for dismissal with prejudice of its lawsuit against Relativity filed in Los Angeles Superior Court. Furthermore, the Home Video Distribution Agreement, Stock Purchase Agreement, Security Agreement, Stock Pledge, and Stock Release Agreement all dated as of August 11, 2006, were each deemed terminated.
Liquidity and Capital Resources
Sources and Uses of Cash for the Three Months Ended June 30, 2008
Our working capital has historically been generated from the following sources:
•	operating cash flows
•	availability under our revolving line of credit
•	private placement of debt and equity instruments
•	advances from our disc manufacturer
•	trade credit
The more significant sources of working capital during the quarter were:
•	receipt of a $2,000,000 legal settlement with BTP.
•	$1,025,000 received pursuant to an agreement with a content supplier.
•	net borrowings of $2,042,000 under our revolving line of credit.
•	a seasonal increase in accounts payable and accrued liabilities of $2,468,000.
The more significant uses of working capital during the quarter were:
•	recognition of $5,171,000 in previously deferred revenue.
•	increased royalty and distribution fee advances for exclusive content of $1,589,000.
•	principal payments of $866,000 under our manufacturing advance obligation.

Revolving Credit Facility.
Our May 2007 three-year Loan and Security Agreement, as amended, with Wachovia Capital Finance Corporation (Western) (“Wachovia”) provides us with a revolving line of credit of up to $20 million. Actual borrowing availability under the line is based upon our level of eligible accounts receivable.
We are required to maintain a minimum Fixed Charge Coverage Ratio, as defined. The measurement is for each three month period on or after:
•	March 31, 2008, .00 to 1.0
•	September 30, 2008, .50 to 1.0
•	December 31, 2008, 1.0 to 1.0
And each six month period on or after:
•	March 31, 2009, 1.0 to 1.0
•	June 30, 2009, 1.1 to 1.0
If we maintain minimum borrowing availability equal to, or greater than, $3.5 million (when the required Fixed Charge Coverage Ratio is less 1.0 to 1.0) and $2.5 million (when the required Ratio is greater than, or equal to, 1.0 to 1.0), this financial covenant will not be tested for compliance. At June 30, 2008, we were in compliance with all of the covenants in the agreement.
At June 30, 2008, we had $7.2 million borrowed and had borrowing availability of $5.9 million under our revolving line of credit.
Long-Term Debt
Subordinated Convertible Note. Beginning in February 2009, Portside Growth and Opportunity Fund (“Portside”) may require bi-annual payments, each in the amount of $4,000,000 principal plus interest, subject to Wachovia’s approval based upon our then-borrowing availability levels. Should the weighted-average trading price of our common stock be greater than $4.00 per share for the twenty trading days immediately prior to the due date for the first payment, then we could delay the first payment until August 2009. We have classified the potential February 2009 $4,000,000 principal payment as current in the accompanying balance sheet at June 30, 2008.
Subordinated manufacturing Advance Obligation.. At June 30, 2008, we have $5,909,000 remaining outstanding under the advance, exclusive of the debt discount. Arvato exclusively manufactures our DVDs and manufactures the majority of our CDs. Principal is repaid at $0.20 per DVD manufactured, plus payment of a $0.04 administrative fee per DVD manufactured.
Contractual Obligations and Commercial Commitments
The following table summarizes our contractual obligations at June 30, 2008, and the effects such obligations are expected to have on liquidity and cash flow in future periods:

	Payments due by fiscal period
(in thousands)		Remainder
Contractual obligations:	Total	of 2009	2010	2011	2012	2013	Thereafter
Operating lease obligations	$6,532	$765	$1,041	$1,068	$1,096	$1,123	$1,439
Capital lease obligations	185	57	83	45	—	—	—
Long-term debt obligations	22,909	6,400	10,621	4,888	1,000	—	—
Revolving credit facility	7,207	7,207	—	—		—	—
Licensing and exclusive distribution agreements	10,036	7,014	3,022	—	—	—	—
Employment obligations	4,496	3,169	1,327	—	—	—	—

Total	$51,365	$24,612	$16,094	$6,001	$2,096	$1,123	$1,439

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
Summary
We believe that projected cash flows from operations, borrowing availability under our revolving line of credit, cash on hand, and trade credit will provide the necessary capital to meet our projected cash requirements for at least the next 12 months. Should we be in a position to acquire significantly higher-profile content or libraries of content for exclusive distribution we may seek additional debt or equity financing in order to fund the transaction, in the form of bank financing, convertible debt, or the issuance of convertible preferred or common stock.
Off-Balance Sheet Arrangements
We currently do not have any off-balance sheet arrangements.
Results of Operations
Our consolidated financial information for the three months ended June 30, 2008, should be read in conjunction with our consolidated financial statements and the notes thereto and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our most recent Annual Report on Form 10-K.
We have three business segments, domestic (which consists of the U.S. and Canada), digital and international. Our domestic segment primarily consists of acquisition, production and distribution of exclusive DVD content and domestic broadcast rights exploitation. Our digital segment consists of sales through our wholly-owned subsidiary, Egami Media, Inc. (“Egami”), of exclusive content for digital distribution via video on demand, streaming video and download. Our international segment includes international video sublicensing and international broadcast rights exploitation.
Revenues
The following table presents consolidated net revenues by reportable business segment for the three months ended June 30, 2008 and 2007, respectively:

	Three Months Ended June 30,
	2008	2007	% Change
	(in thousands)
Net revenues
Domestic	$31,309	$19,965	56.8%
Digital	756	495	52.7
International	512	418	22.5

Consolidated	$32,577	$20,878	56.0%

Domestic Revenues
Distribution of feature film programming on primarily DVD fueled the significant growth in our domestic revenues during the three months ended June 30, 2008.
In prior fiscal years, Image’s “core” business was generated primarily from The Criterion Collection, Discovery Channel programming, live stand-up comedy shows, music, TV, and other special interest video. During the fourth quarter of last fiscal year, we began to focus on the release of new, full-length cast driven feature films. This business concentrates primarily on the acquisition of finished feature films via festivals, agency screenings, and producer relationships. Most of these films are what we call “direct to video” and will generally skip the traditional theatrical release of most bigger-budgeted studio films. Our new feature film business requires a greater focus on the rental marketplace than Image has had in the past. Our core business relies primarily on the sell-through business. This new rental focus is made possible with the hiring of five experienced sales people dedicated entirely to the rental marketplace, focusing on customers such as Blockbuster, Netflix, Hollywood Entertainment, Movie Gallery and the new kiosk business.
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

Our strongest new releases for the June 2008 quarter as compared to the June 2007 quarter were:

June 2008 Quarter	June 2007 Quarter

Before the Devil Knows You’re Dead	Mythbusters: Collection 1 (Discovery Channel)
The Air I Breathe	Survivorman (Discovery Channel)
Numb	Darwin’s Nightmare
The Color of Freedom	Sansho the Bailiff (Criterion)
The Walker	The Third Man (Criterion)
Nanking	The Documentaries of Louis Malle (Criterion)
War Dance	Steven Wright: When the Leaves Blow Away
Love and Other Disasters	Axis of Evil Comedy Tour
Dead Fish
Organism
Mariah Carey: The Adventures of Mimi
Deadliest Catch: Season 3 (Discovery Channel)
Man vs. Wild Collection 1 (Discovery Channel)
Mythbusters: Collection 3 (Discovery Channel)
The Red Balloon (Criterion)
The Thief of Bagdad (Criterion)
Mint Condition: E-Life (CD)
Digital Revenues
The growth on our digital revenues reflects our participation in a growing digital distribution marketplace.
International Revenue
Revenue growth was a result of increased broadcast and sublicense revenues.
Gross Margins
The following table presents consolidated cost of sales by reportable business segment and as a percentage of related segment net revenues for the three months ended June 30, 2008 and 2007, respectively:

	Three Months Ended June 30,
	2008	2007
	(in thousands)
Cost of sales:
Domestic	$24,487	$15,026
Digital	483	276
International	278	277

Consolidated	$25,248	$15,579

			% Change

As a percentage of segment net revenues:
Domestic	78.2%	75.3%	2.9%
Digital	63.9	55.8	8.1
International	54.3	66.3	(12.0)

Consolidated	77.5%	74.6%	2.9%

Our consolidated cost of sales for the quarter ended June 30, 2008 were $25,248,000, or 77.5% of net revenues, compared to $15,579,000, or 74.6% of net revenues, for the same quarter last year. Accordingly, our consolidated gross margins for the June 2008 quarter were $7,329,000, or 22.5% of net revenues, compared to 25.4% for the June 2007 quarter.

Domestic Gross Margin
Gross margins for our domestic segment, as a percentage of segment net revenues, decreased by 2.9% to 21.8% for the three months ended June 30, 2008, from 24.7% for the three months ended June 30, 2007. In general, each of our exclusive agreements has differing terms.
Other items affecting our gross margins include:
•	the sales mix of individual titles;
•	the strength of a title’s sales performance;
•	the selling price of a title;
•	the costs that we are responsible for, including disc manufacturing costs; and
•	third party net profit participations, specifically the royalty rates, distribution fees retained and profit splits inherent in the agreements.
Some specific factors contributing to the decrease in segment gross profit margins for the three months ended June 30, 2008, as compared to the three months ended June 30, 2007 were:
•	In the prior year, we recognized a higher gross margin from a one-time promotional arrangement with one of our content suppliers whereby our exclusive content was purchased by a third-party for its own promotional program.
•	During the three months ended June 30, 2007, we benefited from a larger share of revenue generated by higher-margin exclusive programming agreements compared to lower-margin exclusive programming agreements.
•	Distribution of feature films contributes a comparatively lower average gross margin than does licensed non-feature film programming.
•	We incurred higher market development funds and pricing adjustments, as a percentage of net revenues, for product sold to our customers during the three months ended June 30, 2008, as compared to the prior year period. For the three months ended June 30, 2008 our market development funds and pricing adjustments were 6.1% of domestic revenues (calculated gross of these reductions), as compared to 1.9% for the three months ended June 30, 2007.
Some specific factors partially offsetting the decrease in segment gross profit margins for the three months ended June 30, 2008, as compared to the three months ended June 30, 2007 were:
•	We incurred reduced distribution expenses afforded to us from the agreement with Arvato for replicating, warehousing and fulfilling our retail orders which has positively impacted our gross profit margins. Warehousing, shipping, freight and fulfillment expenses were 4.8% and 9.5% of domestic revenues for the three months ended June 30, 2008 and 2007, respectively.
International Gross Margin
Gross margins for the international segment, as a percentage of segment net revenues, increased by 12.0% to 45.7% for the three months ended June 30, 2008, from 33.7% for the three months ended June 30, 2007, resulting from a more favorable sales mix during the fiscal 2009 quarter.

Selling Expenses
The following table presents consolidated selling expenses by reportable business segment and as a percentage of related segment net revenues for the three months ended June 30, 2008 and 2007, respectively:

	Three Months Ended June 30,
	2008	2007	% Change
	(in thousands)
Selling expenses:
Domestic	$3,521	$1,954	80.2%
Digital	48	57	(15.8)
International	153	32	378.1

Consolidated	$3,722	$2,043	82.2%

As a percentage of segment net revenues:
Domestic	11.2%	9.8%	1.4%
Digital	6.3	11.5	(5.2)
International	29.9	7.7	22.2

Consolidated	11.4%	9.8%	1.6%

Domestic Selling Expenses
The increase in domestic selling expenses for the June 2008 quarter was primarily due to increased advertising and promotion expenses associated with our emerging feature film initiative. Advertising and promotion was 5.9% of domestic revenues as compared to 4.0% for the three months ended June 30, 2007.
International Selling Expenses
The increase in international selling expenses is a combination of increased costs for personnel focused on broadcast and sublicense revenue generation and sales focused trade shows.
General and Administrative Expenses
The following table presents consolidated general and administrative expenses by reportable business segment and as a percentage of related segment net revenues for the three months ended June 30, 2008 and 2007, respectively:

	Three Months Ended June 30,
	2008	2007	% Change
	(in thousands)
General and administrative expenses:
Domestic	$3,669	$4,577	(19.8)%
Digital	223	90	147.8
International	96	127	(24.4)

Consolidated	$3,988	$4,794	(16.8)%

As a percentage of segment net revenues:
Domestic	11.7%	22.9%	(11.2)%
Digital	29.5	18.2	11.3
International	18.8	30.4	(11.6)

Consolidated	12.2%	23.0%	(10.8)%

Domestic General and Administrative Expenses
The decrease in domestic general and administrative expenses for the June 2008 quarter was primarily due to:
•	Lower legal fees of approximately $624,000.
•	The three months ended June 30, 2008 included legal expenses related to BTP and the resolution of the related disputes of $197,000.
•	Lower depreciation expenses of approximately $409,000 as a result of the prior fiscal year closure of our distribution facility.
Partially offsetting the noted decreases to general and administrative expenses for the June 2008 quarter were higher personnel costs of $192,000.
Digital General and Administrative Expenses
The increase in digital general and administrative expenses is a result of increased personnel.

Other Income
Other income of $2,970,000 for the three months ended June 30, 2008 includes:
•	$2 million received pursuant to the Settlement Agreement with BTP.

•	$1,025,000 received pursuant to an agreement with a content supplier

•	$139,000 resulting from the change in fair value of a warrant and embedded derivatives.
Interest Expense
Interest expense, net of interest income, for the three months ended June 30, 2008, increased to $875,000, from $793,000, for the three months ended June 30, 2007. Net noncash charges to interest expense, representing amortization of the Arvato manufacturing advance debt discount, convertible note debt discount and deferred financing costs for the three months ended June 30, 2008, totaled $393,000.
Income Taxes
We recorded Federal and state tax expenses of approximately $18,000 for the quarter ended June 30, 2008, using an estimated effective tax rate of 4.7% for fiscal 2009. The tax rate is lower than statutory rates due to utilization of net operating loss carryforwards. We recorded Federal or state tax expenses of $22,000 for the quarter ended June 30, 2007.
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
Consolidated Net Earnings (Loss)
For all of the foregoing reasons, our net earnings for the three months ended June 30, 2008, were $1,696,000, or $0.08 per diluted share, compared to a net loss for the three months ended June 30, 2007, of ($2,599,000), or ($0.12) per diluted share.
Critical Accounting Policies and Procedures
There have been no significant changes in the critical accounting policies disclosed in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our most recent Annual Report on Form 10-K.
Revenue sharing with some of our rental customers is becoming a material portion of our revenues as a result of our feature film distribution on DVD. Under revenue sharing arrangements, rental revenue is recognized when we are entitled to receipts and such receipts are determinable based upon reporting received from our customers.
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

Interest Rate Fluctuations
At June 30, 2008, approximately $7.2 million of our outstanding borrowings were subject to changes in interest rates; however, we do not use derivatives to manage this risk. This exposure is linked to the prime rate and LIBOR.
Management believes that moderate changes in the prime rate or LIBOR would not materially affect our operating results or financial condition. For example, a 1.0% change in interest rates would result in an approximate $72,000 annual impact on pretax earnings (loss) based upon our outstanding borrowings at June 30, 2008.
Foreign Exchange Rate Fluctuations
At June 30, 2008, a nominal amount of our accounts receivable was related to international distribution and denominated in foreign currencies and, accordingly, is subject to future foreign exchange rate risk. To date, we have not entered into foreign currency exchange contracts to manage this risk.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). These rules refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods.
We have evaluated, under the supervision and with the participation of our President and Chief Financial Officer, our system of disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on that evaluation, the President and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us that is required to be disclosed in our periodic reports filed with the SEC.
Changes in Internal Control over Financial Reporting
As required by Rule 13a-15(d) of the Exchange Act, we have evaluated, under the supervision and with the participation of our President and Chief Financial Officer, whether any changes occurred to our internal controls over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, such controls. Based on that evaluation, there has been no such change during the period covered by this report.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
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
Image Entertainment, Inc. v. Relativity Media, LLC
On July 2, 2008, Image and Relativity Media, LLC, a California limited liability company (“Relativity”) resolved the dispute, effective June 26, 2008, between the parties pertaining to a Home Video Distribution Agreement dated as of August 11, 2006. Pursuant to the resolution, Image filed a request for dismissal with prejudice of its lawsuit against Relativity filed in Los Angeles Superior Court. Furthermore, the Home Video Distribution Agreement, Stock Purchase Agreement, Security Agreement, Stock Pledge, and Stock Release Agreement all dated as of August 11, 2006, were each deemed terminated.
Other
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
For further information on legal proceedings, see “Item 3. Legal Proceedings” of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008.

Item 1A. Risk Factors.
Our results of operations and financial condition are subject to numerous risks and uncertainties described in our Annual Report on Form 10-K for our fiscal year ended March 31, 2008, filed on June 30, 2008. You should carefully consider these risk factors in conjunction with the other information contained in this Quarterly Report. Should any of these risks materialize, our business, financial condition and future prospects could be negatively impacted. As of June 30, 2008, there have been no material changes to the disclosures made on the above-referenced Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Submission of Matters to a Vote of Security Holders.
None.
Item 5. Other Information.
None.

Item 6. Exhibits.

31.1	Certification by the Registrant’s President, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Registrant’s Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Registrant’s President, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Registrant’s Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMAGE ENTERTAINMENT, INC.
Date: August 12, 2008	By:	/s/ DAVID BORSHELL
David Borshell
President (Principal Executive Officer)

Date: August 12, 2008	By:	/s/ JEFF M. FRAMER
Jeff M. Framer
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

31.1	Certification by the Registrant’s President, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Registrant’s Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Registrant’s President, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Registrant’s Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.