Form 10-Q
period 2008-09-30
IMAGE ENTERTAINMENT INC
filed 2008-11-13
CIK 216324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission File Number: 000-11071

IMAGE ENTERTAINMENT, INC.
(Exact name of registrant as specified in its charter)

Delaware	84-0685613
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
20525 Nordhoff Street, Suite 200, Chatsworth, California 91311
(Address of principal executive offices) (Zip code)
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
(Do not check if smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares outstanding of the issuer’s common stock on November 6, 2008: 21,855,718

IMAGE ENTERTAINMENT, INC.
INDEX TO FORM 10-Q

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2008 (“Quarterly Report”) of Image Entertainment, Inc. and consolidated subsidiaries (“we,” “us,” “our,” or “Image”) includes forward-looking statements that involve risks and uncertainties within the meaning of the Private Securities Litigation Reform Act of 1995. Other than statements of historical fact, all statements made in this Quarterly Report are forward-looking, including, but not limited to, statements regarding industry prospects, future results of operations or financial position, and statements of our intent, belief and current expectations about our strategic direction, prospects and future results and condition. In some cases, forward-looking statements may be identified by words such as “will,” “should,” “expect,” “anticipate,” “believe,” “estimate,” “continue,” “future,” “intend” or similar words. Forward-looking statements involve risks and uncertainties that are inherently difficult to predict, which could cause actual outcomes and results to differ materially from our expectations, forecasts and assumptions. The following important factors could affect our future results and could cause those results to differ materially from those expressed in such forward-looking statements:
•	changes in company-wide or business-unit strategies, which may result in changes in the types or mix of businesses in which we are involved or choose to invest;

•	changing public and consumer taste, which may among other things, affect the entertainment and consumer products businesses generally;

•	increased competitive pressures, both domestically and internationally, which may, among other things, affect the performance of our business operations and profit margins;

•	changes in the mix of titles sold to customers and/or customer-spending patterns;

•	changes in U.S. and global financial and equity markets, including market disruptions and significant interest rate fluctuations, which may impede our access to, or increase the cost of, external financing for our operations and investments;

•	technological developments that may affect the distribution of our products or create new risks to our ability to protect our intellectual property;

•	legal and regulatory developments that may affect the protection of intellectual property; and

•	the imposition by foreign countries of trade restrictions on motion picture or television content requirements or quotas, and changes in international tax laws or currency controls.
All forward-looking statements should be evaluated with the understanding of inherent uncertainty. The inclusion of such forward-looking statements should not be regarded as a representation that contemplated future events, plans, results or expectations will be achieved. Unless otherwise required by law, we undertake no obligation to release publicly any updates or revisions to any such forward-looking statements that may reflect events or circumstances occurring after the date of this Quarterly Report. Important factors that could cause or contribute to such material differences include those discussed in Part I. Item 1A. “Risk Factors” in our most recent Annual Report on Form 10-K filed on June 30, 2008 as well as in Part II, Item 1A. “Risk Factors” in this report. You are cautioned not to place undue reliance on such forward-looking statements.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
IMAGE ENTERTAINMENT, INC.
and Subsidiaries
Consolidated Balance Sheets
(unaudited)
September 30, 2008 and March 31, 2008
ASSETS

(In thousands)	September 30, 2008	March 31, 2008 *
Current assets:
Cash and cash equivalents	$753	$1,606
Accounts receivable, net of allowances of $10,758 — September 30, 2008; $ 8,548 — March 31, 2008	22,089	17,873
Inventories	15,596	16,379
Royalty and distribution fee advances	16,757	13,939
Prepaid expenses and other assets	1,199	1,488

Total current assets	56,394	51,285

Noncurrent inventories, principally production costs	3,024	2,632
Noncurrent royalty and distribution advances	23,688	21,356
Property, equipment and improvements, net	2,658	3,089
Goodwill	5,715	5,715
Other assets	368	736

Total assets	$91,847	$84,813

*	The March 31, 2008 consolidated balance sheet has been derived from the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2008.
Accompanying notes are an integral part of these consolidated financial statements

IMAGE ENTERTAINMENT, INC.
and Subsidiaries
Consolidated Balance Sheets
(unaudited)
September 30, 2008 and March 31, 2008
LIABILITIES AND STOCKHOLDERS’ EQUITY

(In thousands, except share data)	September 30, 2008	March 31, 2008 *
Current liabilities:
Accounts payable	$12,363	$11,387
Accrued liabilities	6,929	5,877
Accrued royalties and distribution fees	17,173	13,961
Accrued music publishing fees	6,010	5,971
Deferred revenue	7,190	10,598
Revolving credit facility	10,765	5,165
Current portion of long-term debt, net of debt discount	10,175	5,759

Total current liabilities	70,605	58,718

Long-term debt, net of debt discount and current portion	10,804	16,309
Other long-term liabilities, less current portion	1,952	2,560

Total liabilities	83,361	77,587

Commitments and contingencies (Notes 6, 7, and 10)
Stockholders’ equity:
Preferred stock, $.0001 par value, 25 million shares authorized; none issued and outstanding	—	—
Common stock, $.0001 par value, 100 million shares authorized; 21,856,000 issued and outstanding at September 30, 2008 and March 31, 2008, respectively	2	2
Additional paid-in capital	52,652	52,618
Accumulated other comprehensive loss	(5)	—
Accumulated deficit	(44,163)	(45,394)

Total stockholders’ equity	8,486	7,226

Total liabilities and stockholders’ equity	$91,847	$84,813

*	The March 31, 2008 consolidated balance sheet has been derived from the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2008.
Accompanying notes are an integral part of these consolidated financial statements

IMAGE ENTERTAINMENT, INC.
and Subsidiaries
Consolidated Statements of Operations
(unaudited)
For the Three and Six Months Ended September 30, 2008 and 2007

	Three Months Ended		Six Months Ended
	September 30,	September 30,	September 30,	September 30,
(In thousands, except per share data)	2008	2007	2008	2007
NET REVENUES	$32,389	$21,633	$64,966	$42,511

OPERATING COSTS AND EXPENSES:
Cost of sales	24,356	18,083	49,604	33,662
Selling expenses	4,043	2,178	7,765	4,221
General and administrative expenses	3,594	4,035	7,582	8,829
Restructuring expenses	—	196	—	442

	31,993	24,492	64,951	47,154

EARNINGS (LOSS) FROM OPERATIONS	396	(2,859)	15	(4,643)
OTHER EXPENSES (INCOME):
Interest expense, net	863	808	1,738	1,601
Other	(46)	—	(3,016)	—

	817	808	(1,278)	1,601

EARNINGS (LOSS) BEFORE INCOME TAXES	(421)	(3,667)	1,293	(6,244)
INCOME TAX EXPENSE	44	16	62	38

NET EARNINGS (LOSS)	$(465)	$(3,683)	$1,231	$(6,282)

NET EARNINGS (LOSS) PER SHARE:
Net earnings (loss) — basic and diluted	$(.02)	$(.17)	$.06	$(.29)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	21,856	21,739	21,856	21,718

Accompanying notes are an integral part of these consolidated financial statements

IMAGE ENTERTAINMENT, INC.
and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)
For the Six Months Ended September 30, 2008 and 2007

(In thousands)	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)	$1,231	$(6,282)
Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
Amortization of production costs	2,179	1,995
Depreciation and other amortization	1,453	1,619
Provision for estimated doubtful accounts, sales returns and other credits	2,225	133
Provision for lower of cost or market inventory writedowns	740	1,350
Restructuring charges	—	442
Accelerated amortization and fair value writedown of advance royalty and distribution fees	595	421
Change in fair values of warrant and embedded derivatives	(185)	—
Share-based compensation	34	—
Changes in assets and liabilities associated with operating activities:
Accounts receivable	(6,441)	2,563
Inventories	24	(2,314)
Royalty and distribution fee advances	(4,275)	(256)
Production cost expenditures	(2,552)	(1,744)
Prepaid expenses and other assets	462	(128)
Accounts payable, accrued royalties, fees and liabilities	3,380	(4,482)
Deferred revenue	(3,408)	484

Net cash used in operating activities	(4,538)	(6,199)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used in investing activities — capital expenditures	$(245)	$(296)

Accompanying notes are an integral part of these consolidated financial statements

IMAGE ENTERTAINMENT, INC.
and Subsidiaries
Consolidated Statements of Cash Flows, Continued
(unaudited)
For the Six Months Ended September 30, 2008 and 2007

(In thousands)	2008	2007
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facility	$66,965	$26,068
Repayments of borrowings under revolving credit facility	(61,365)	(19,401)
Repayments of long-term debt	(1,670)	(1,527)
Proceeds from exercise of employee stock options	—	512

Net cash provided by financing activities	3,930	5,652

NET DECREASE IN CASH:	(853)	(843)
Cash and cash equivalents at beginning of period	1,606	2,341

Cash and cash equivalents at end of period	$753	$1,498

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$932	$758
Income taxes	$111	$23

Supplemental Disclosures of Noncash Investing and Financing Activities:
None.
Accompanying notes are an integral part of these consolidated financial statements

Image Entertainment, Inc.
and Subsidiaries
Notes To Consolidated Financial Statements
(Unaudited)
Note 1. Basis of Presentation.
The accompanying unaudited interim consolidated financial statements for Image Entertainment, Inc. and its wholly-owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934, as amended (“Exchange Act”) and do not include all information and notes required for complete financial statements. All significant intercompany balances have been eliminated in consolidation.
In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Due to the seasonal nature of our business and other factors such as the strength of our new release schedule, interim results are not necessarily indicative of the results that may be expected for the entire fiscal year. The accompanying financial information should, therefore, be read in conjunction with the consolidated financial statements and the notes thereto in our most recent Annual Report on Form 10-K filed on June 30, 2008. Certain prior year balances have been reclassified to conform to the current presentation.
Note 2. Recent Accounting Pronouncements.
We adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”) on April 1, 2008 for financial assets and liabilities, and non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. SFAS 157 defines fair value, establishes a framework for measuring fair value as required by other accounting pronouncements and expands fair value measurement disclosures. The provisions of SFAS 157 are applied prospectively upon adoption and did not have a material impact on our consolidated financial statements. The disclosures required by SFAS 157 are included in Note 7, “Long-Term Debt,” to these consolidated financial statements.
We adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115” (“SFAS 159”) as of April 1, 2008. SFAS 159 permits entities to elect to measure many financial instruments and certain other items at fair value. We did not elect the fair value option for any assets or liabilities, which were not previously carried at fair value. Accordingly, the adoption of SFAS 159 had no impact on our consolidated financial statements.
In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the United States. SFAS 162 is effective 60 days following the SEC’s September 16, 2008 approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The FASB does not expect that this statement will result in a change in current practice.
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

Image Entertainment, Inc.
and Subsidiaries
Notes To Consolidated Financial Statements
(Unaudited)
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
Note 3. Accounting for Stock-Based Compensation.
As of September 30, 2008, we had two equity compensation plans: the Image Entertainment, Inc. 1998 Incentive Plan (the “1998 Plan”) and the Image Entertainment, Inc. 2004 Incentive Compensation Plan (the “2004 Plan” and together with the 1998 Plan, the “Plans”). The 1998 Plan expired on June 30, 2008, and no further grants are allowed under the 1998 Plan. The 2004 Plan provides for equity awards, including stock options and restricted stock units. At September 30, 2008, there were 107,430 shares available for future grants under the 2004 Plan.
On October 17, 2008, our stockholders approved, among other items, the Image Entertainment, Inc. 2008 Stock Awards and Incentive Plan (the “2008 Plan”) at the annual meeting of stockholders. The 2008 Plan authorizes the issuance of up to 1,000,000 shares of our common stock. The 2008 Plan provides for equity awards, including stock options, stock appreciation rights, restricted stock awards, performance awards, phantom stock awards, or stock units.
On April 1, 2006, we adopted SFAS No. 123R , “Share-Based Payments” (“SFAS No. 123R”) using the “modified prospective” method. Under this method, SFAS No. 123R requires that we measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the grant date for all awards granted after March 31, 2006. Such cost will be recognized over the period during which an employee of ours is required to provide services in exchange for the award (i.e., the vesting period). Subsequent to our adoption of SFAS No. 123R, and through our fiscal year ended March 31, 2008, we had not granted any stock-based compensation to our employees, but had granted restricted stock units to non-employee directors of our Board of Directors. We measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the grant date for all awards granted in accordance with SFAS No. 123R.
Stock Options
There were 343,000 options granted on June 12, 2008 at an exercise price of $1.14 per share, which was the closing stock price on the date of grant. At September 30, 2008, options granted totaling 23,578 shares had vested. The weighted-average grant-date fair value of the options granted was $0.62 per share. There were no options granted during the three months ended September 30, 2008.

Image Entertainment, Inc.
and Subsidiaries
Notes To Consolidated Financial Statements
(Unaudited)
Option activity for the Plans for the six months ended September 30, 2008 is summarized as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
(In thousands, except share prices)	Options	Exercise Price	Term	Value
Options outstanding at April 1, 2008	2,124	$3.509	5.111	$—
Granted	343	1.140	9.953	—
Exercised	—	—	—	—
Canceled	(53)	3.353	6.284	—

Options outstanding at September 30, 2008	2,414	$3.176	5.773	$—

Options exercisable at September 30, 2008	2,095	$3.025	4.237	$—

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on our closing stock price of $0.85 as of September 30, 2008, which theoretically could have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of September 30, 2008 and 2007 were none and 1,891,881, respectively.
As of September 30, 2008, total compensation cost related to non-vested stock options not yet recognized was $180,000, which is expected to be recognized over the next 2.70 years on a weighted-average basis.
During the six months ended September 30, 2008 and 2007, we received cash from the exercise of stock options of none and $512,000, respectively. There was no excess tax benefit recorded for the tax deductions related to stock options during the three and six months ended September 30, 2008 and 2007.
Restricted Stock Units
There were no restricted stock units awarded in the three and six months ended September 30, 2008 and 2007.
Stock-Based Compensation Valuation and Expense Information
The fair value of each option award is estimated on the date of grant using a closed-form option valuation model (Black-Scholes) based on the assumptions noted in the following table. Expected volatilities are based on historical volatility of our stock and other factors. The expected term of options granted represents the period of time that options granted are expected to be outstanding. There were no options granted for the six months ended September 30, 2007. The following table represents the assumptions used in the Black-Scholes option-pricing model for options granted during the six months ended September 30, 2008:

Six Months Ended
September 30, 2008
Risk-free interest rate	3.18% – 3.39%
Expected term (in years)	3.9 to 4.6 years
Expected volatility for options	68% – 70%
Expected dividend yield	0%
The expected term assumption uses historical exercise and option expiration data for Black-Scholes grant-date valuation purposes. We believe this historical data is currently the best estimate of the expected term of a new option. We have identified two groups, management and non-management, to determine historical patterns. Expected volatility uses our stock’s historical volatility for the same period of time as the expected term. We have no reason to believe our future volatility will differ from the past. The risk-free interest rate is based on the U.S. Treasury rate in effect at the time of grant for the same period of time as the expected term. Expected dividend yield is zero, as we have historically not paid dividends.
Stock-based compensation expense during the three and six months ended September 30, 2008 was $29,000 and $34,000, respectively.

Image Entertainment, Inc.
and Subsidiaries
Notes To Consolidated Financial Statements
(Unaudited)
Note 4. Inventories.
Inventories at September 30, 2008, and March 31, 2008, are summarized as follows:

(In thousands)	September 30, 2008	March 31, 2008
DVD	$10,384	$11,453
Other (principally DVD packaging components and finished CD inventory)	2,868	2,563

	13,252	14,016
Production costs, net	5,368	4,995

	18,620	19,011
Less current portion of inventories	15,596	16,379

Noncurrent inventories, principally non-recoupable production costs	$3,024	$2,632

Inventories consist primarily of finished DVD and CD product for sale and are stated at the lower of average cost or market.
Production costs consist of capitalized costs to produce licensed programming for domestic and international distribution and include the costs of film and tape conversion to the optical disc format, menu and packaging design, authoring, compression, mastering and the overhead of our creative services and production departments. Non-recoupable production costs are reflected net of accumulated amortization of $14,208,000 and $12,054,000 at September 30, 2008 and March 31, 2008, respectively.
Note 5. Investment in Film Production.
Investment in film production at September 30, 2008 and March 31, 2008 is included as a component of royalty and distribution fee advances in the consolidated balance sheets and is summarized as follows:

(In thousands)	September 30, 2008	March 31, 2008
Released, net of accumulated amortization	$1,294	$1,431
Completed and not released	1,875	2,598

	$3,169	$4,029

Note 6. Revolving Credit Facility.
Our Loan and Security Agreement, as amended (the “Loan Agreement”), with Wachovia Capital Finance Corporation (Western) (“Wachovia”) provides us with a revolving line of credit of up to $20 million. Actual borrowing availability under the line is based upon our level of eligible accounts receivable. The term of the Loan Agreement ends on May 4, 2010.
Borrowings bear interest at either the Prime Rate plus up to 0.75% (5.75% at September 30, 2008) or, at our option, LIBOR plus up to 2.75% (6.80% at September 30, 2008), subject to minimum borrowing levels. The level of interest rate margin to Prime Rate or LIBOR is dependent upon our future financial performance as measured by EBITDA, earnings before interest, taxes, depreciation and amortization, as defined in the Loan Agreement.
We are required to maintain a minimum Fixed Charge Coverage Ratio, as defined in the Loan Agreement. The measurement is for each three month period on or after:
•	September 30, 2008, .50 to 1.0

•	December 31, 2008, 1.0 to 1.0
And each six month period on or after:
•	March 31, 2009, 1.0 to 1.0

•	June 30, 2009, 1.1 to 1.0

Image Entertainment, Inc.
and Subsidiaries
Notes To Consolidated Financial Statements
(Unaudited)
If we maintain minimum borrowing availability equal to, or greater than, $3.5 million (when the required Fixed Charge Coverage Ratio is less than 1.0 to 1.0) or $2.5 million (when the required Fixed Charge Coverage Ratio is greater than, or equal to, 1.0 to 1.0), this financial covenant will not be tested for compliance. At September 30, 2008, we were in compliance with all covenants under the Loan Agreement.
The Loan Agreement is subject to an early termination fee of 0.75% of the $20 million maximum facility amount if terminated prior to the end of the term. The Loan Agreement also imposes restrictions on such items as encumbrances and liens, payment of dividends, other indebtedness, stock repurchases and capital expenditures. Any outstanding borrowings are secured by our assets.
At September 30, 2008, we had $10.8 million outstanding and had borrowing availability of $9.2 million under the revolving line of credit.
Note 7. Long-Term Debt.
Disc Replication Agreement and Related Advance. Amortization of the debt discount related to the interest-free $10 million advance from Arvato, the exclusive manufacturer of our DVD requirements, is a noncash interest expense and totaled $137,000 and $300,000 for the three and six months ended September 30, 2008, respectively, and $163,000 and $354,000, for the three and six months ended September 30, 2007, respectively. Amortization of the deferred manufacturing credit totaled $148,000 and $257,000 for the three and six months ended September 30, 2008, respectively, and $154,000 and $344,000, for the three and six months ended September 30, 2007, respectively. At September 30, 2008, we had $5,104,000 remaining outstanding under the advance, exclusive of the debt discount. Principal is repaid at $0.20 per DVD manufactured, plus payment of a $0.04 administrative fee per DVD manufactured.
Senior Convertible Note and Warrant. Beginning in February 2009, Portside Growth and Opportunity Fund (“Portside”) may require bi-annual payments on its $17,000,000 principal senior convertible note. Each payment would be in the amount of $4,000,000 of principal plus interest, subject to meeting certain financial covenants under our Loan Agreement. We have classified the potential $4,000,000 February 2009 and $4,000,000 August 2009 principal payments as current in the accompanying consolidated balance sheet at September 30, 2008. We anticipate paying these obligations from existing cash flow sources with the expectation that our feature film initiative will continue to grow our revenues and generate the necessary liquidity to do so. However, we can give no assurance that our efforts will be successful. Without the working capital to make these payments when due, we believe we would be able to successfully negotiate with Portside to modify the schedule and amount of required principal repayments to allow us to maintain adequate working capital for operations. At this time, we cannot estimate the consideration, if any, that Portside may require in order to modify the schedule and amount of required principal payments.
During the three and six months ended September 30, 2008, other income related to the fluctuation in the fair value of the warrant and the convertible note’s embedded derivatives was recorded as non-operating income and expense. For the three and six months ended September 30, 2008, net other income totaled $46,000 and $185,000, respectively. The related accrued warrant and embedded derivatives liability together totaled $1,711,000 and is included as a component of other long-term liabilities in the consolidated balance sheet at September 30, 2008.
The fair values of derivatives are estimated by using pricing models, where the inputs to those models are based on readily observable market parameters. The valuation models used by us are consistently applied and reflect the contractual terms of the derivatives, including the period to maturity, and market-based parameters such as interest rates, and volatility. These models do not contain a high level of subjectivity as the valuation techniques used do not require significant judgment, and inputs thereto are readily observable from actively quoted markets. We re-value the fair value and re-address liability classification of the warrant and embedded derivatives quarterly.
Amortization of the debt discount and the deferred financing costs using the effective interest rate method is a noncash charge to interest expense and totaled $230,000 and $460,000 for the three and six months ended September 30, 2008 and 2007, respectively.

Image Entertainment, Inc.
and Subsidiaries
Notes To Consolidated Financial Statements
(Unaudited)
Long-term debt at September 30, 2008 and March 31, 2008 consisted of the following:

(In thousands)	September 30, 2008	March 31, 2008
Subordinated senior convertible note, less debt discount of $720-September 30, 2008; $1,003-March 31, 2008	$16,280	$15,997
Subordinated manufacturing advance obligation, less debt discount of $405-September 30, 2008; $705-March 31, 2008	4,699	6,071

	20,979	22,068
Current portion of long-term debt, less debt discount of $824-September 30, 2008; $1,041-March 31, 2008	10,175	5,759

Long-term debt less current portion and debt discount	$10,804	$16,309

Note 8. Net Earnings (Loss) per Share Data.
There is no effect of dilutive securities for the three and six months ended September 30, 2008 and 2007. Outstanding common stock options and warrants not included in the computation of diluted net loss per share for the three months ended September 30, 2008 and diluted net income per share for the six months ended September 30, 2008 totaled 3,414,000. Outstanding common stock options and warrants not included in the computation of diluted net loss per share totaled 4,056,000 for the three and six months ended September 30, 2007. They were excluded as their effect would be antidilutive.
Note 9. Other Income.
Other income of $46,000 and $3,016,000 for the three and six months ended September 30, 2008, as applicable, includes:
•	$2,000,000 received pursuant to a settlement agreement and mutual release relating to a merger agreement and distribution agreement during the June 2008 quarter.

•	$1,025,000 received pursuant to an agreement with a content supplier during the June 2008 quarter.

•	$46,000 and $185,000 in income for the three and six months ended September 30, 2008, respectively, resulting from the change in fair value of a warrant and embedded derivatives.
Note 10. Commitments and Contingencies.
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

Image Entertainment, Inc.
and Subsidiaries
Notes To Consolidated Financial Statements
(Unaudited)
Note 11. Segment Information.
In accordance with the requirements of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” selected financial information regarding our reportable business segments, domestic, digital and international, are presented below. Domestic wholesale distribution of home entertainment programming on DVD accounted for approximately 96% and 93% of our net revenue for the three and six months ended September 30, 2008, respectively, and 90% of our net revenue for the three and six months ended September 30, 2007. Management evaluates segment performance based primarily on net revenues, operating costs and expenses and earnings (loss) before income taxes. Interest income and expense are evaluated on a consolidated basis and not allocated to our business segments and have been included in the domestic segment below.
For the three months ended September 30, 2008:

(In thousands)	Domestic	Digital	International	Consolidated
Net revenues	$30,898	$975	$516	$32,389
Operating costs and expenses	30,532	812	649	31,993

Earnings (loss) from operations	366	163	(133)	396
Other expense	817	—	—	817

Earnings (loss) before income taxes	$(451)	$163	$(133)	$(421)

For the three months ended September 30, 2007:

(In thousands)	Domestic	Digital	International	Consolidated
Net revenues	$20,398	$598	$637	$21,633
Operating costs and expenses	23,511	449	532	24,492

Earnings (loss) from operations	(3,113)	149	105	(2,859)
Other expense	808	—	—	808

Earnings (loss) before income taxes	$(3,921)	$149	$105	$(3,667)

For the six months ended September 30, 2008:

(In thousands)	Domestic	Digital	International	Consolidated
Net revenues	$62,207	$1,731	$1,028	$64,966
Operating costs and expenses	62,208	1,566	1,177	64,951

Earnings (loss) from operations	(1)	165	(149)	15
Other income	1,278	—	—	1,278

Earnings (loss) before income taxes	$1,277	$165	$(149)	$1,293

For the six months ended September 30, 2007:

(In thousands)	Domestic	Digital	International	Consolidated
Net revenues	$40,363	$1,093	$1,055	$42,511
Operating costs and expenses	45,315	871	968	47,154

Earnings (loss) from operations	(4,952)	222	87	(4,643)
Other expense	1,601	—	—	1,601

Earnings (loss) before income taxes	$(6,553)	$222	$87	$(6,244)

	As of
(In thousands)	September 30, 2008	March 31, 2008
Total assets:
Domestic	$90,670	$83,683
Digital	497	282
International	680	848

Consolidated total assets	$91,847	$84,813

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of Image Entertainment, Inc. and consolidated subsidiaries (“we,” “us,” “our,” or the “Company,” unless otherwise provided) in conjunction with the section entitled “Forward-Looking Statements” and our consolidated financial statements and notes thereto in Item 1 above and with our audited consolidated financial statements and notes thereto, and the information under the headings entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” in our most recent Annual Report on Form 10-K filed on June 30, 2008.
Overview
General
We are a 25-plus year old company and a leading independent licensee, producer and distributor of home entertainment programming. We have three business segments, domestic (which consists of the United States and Canada), digital and international. Our domestic segment primarily consists of acquisition, production and distribution of exclusive DVD/Blu-ray Disc® content and domestic broadcast rights exploitation. Our digital segment consists of sales through our wholly-owned subsidiary, Egami Media, Inc. (“Egami Media”), of exclusive content for digital distribution via video-on-demand, streaming video and download. Our international segment includes international video sublicensing and international broadcast rights exploitation.
We release our vast and growing library of exclusive content on a variety of formats and platforms, including DVD, Blu-ray Disc®, digital (video-on-demand, electronic sell-through and streaming), broadcast television, cable, satellite, theatrical and non-theatrical exploitation as well as audio CD.
Our focus is on a diverse array of general and specialty content, including:

•	Feature Films	•	Theatrical catalogue films
•	Comedy	•	Independent films
•	Music concerts	•	Foreign and silent films
•	Urban	•	Youth culture/lifestyle
•	Theatre	•	Television
		•	Gospel
We also acquire exclusive rights to audio content for distribution via digital platforms and on CD spread across a variety of genres and configurations, including:

•	Albums	•	Broadway original cast recordings
•	Compilation CDs	•	Audio recordings from our live concert event DVDs
•	Stand-up comedy programs
We strive to grow a stream of revenues by maintaining and building a library of titles that can be exploited in a variety of formats and distribution channels. Our active library currently contains:
•	Over 3,500 exclusive DVD titles

•	Approximately 370 CD titles

•	Digital rights to:
•	Over 2,000 video titles

•	Over 300 audio titles
•	Containing more than 4,500 individual tracks
Each month, we release an average of over 35 new, exclusive DVD titles, including an average of four feature films, 15 to 20 new, exclusive digital video titles, and four new, exclusive CD and digital audio titles.

We acquire programming mainly by entering into exclusive distribution agreements with producers and other content providers. We typically supplement such content by designing and producing additional value-added features. Our most significant growth strategy is based on the acquisition of finished feature films. We also produce our own original entertainment programming, focused on live performance music concerts and comedy events with some of the most recognizable names in each industry.
Egami Media continues to aggressively add numerous video and audio titles to its growing library of exclusive digital rights each month. Egami Media has established direct relationships with many digital industry-retailers and continues to seek additional distribution partners as they emerge.
Fiscal 2009 Strategy
Our fiscal 2009 strategy of acquiring and distributing cast-driven feature films has been financially successful for the first six months of the fiscal year. Our revenues are up significantly for the three and six months ended September 30, 2008, respectively, over the comparative periods last fiscal year. We generated earnings from operations of $396,000 and $15,000 for the three and six months ended September 30, 2008, respectively, compared to operating losses of $2,859,000 and $4,643,000 for the three and six months ended September 30, 2007, respectively.
The closing of the independent and specialty divisions of many of the major studios and the financial challenges that face some of the current independent distributors have helped to provide us with content acquisition and distribution opportunities. We have focused on a new feature film initiative by acquiring lower risk, cast-driven product that has built-in consumer awareness. This business concentrates primarily on the acquisition of finished feature films via festivals, agency screenings, and producer relationships. Most of these films are what we call “direct-to-video” and will generally not garner a traditional theatrical release of most bigger-budgeted studio films.
However, our early successes in the direct-to-video market have allowed us to expand and secure theatrical distribution rights to higher-profile feature films as well. Our release strategy (which currently entails our contracting with a theatrical sub-distributor) for theatrical product is conservative, limiting our prints and advertising expenditures (“P&A Costs”) so that in the event of theatrical failure, we believe we would be able to recoup the P&A Costs from sales made through other markets such as broadcast, digital, DVD, and Blu-ray Disc®. In addition, our agreements with our licensors allow us to recoup P&A Costs as recoupable distribution expenses.
In prior fiscal years, our “core” business was generated primarily from The Criterion Collection, Discovery Channel programming, live stand-up comedy shows, music, TV, and other special interest video. During the fourth quarter of last fiscal year, we began to focus on our new feature film initiative, which requires a greater focus on the rental marketplace than we had in the past as core business relies primarily on the sell-through market. This new rental retail focus is made possible with five experienced sales people dedicated entirely to servicing our rental retail customers such as Blockbuster, Netflix, and the burgeoning kiosk business.
As content acquisition is the foundation of our business, we have made several internal restructurings such that our key genres and areas of expertise are able to grow with an even greater focus and determination. Additional emphasis has been placed on higher profile content which brings the potential of wider market penetration and larger unit sales. Our content acquisition team members have been selected to specifically spearhead programming opportunities throughout our key genres.
Our efforts towards bolstering our slate of feature film acquisitions have given us a true presence, and have garnered much attention in the film industry by producers, agents, managers and filmmakers. The following high-profile programs were recently acquired:
•	Exclusive U.S. rights to a romantic comedy titled “Management”, starring Jennifer Aniston, Woody Harrelson, Steve Zahn and Fred Ward, and written and directed by Emmy-nominated Stephen Belber (TV’s “Law & Order” and “Third Watch”). We will release the film theatrically in major markets across the country in spring 2009. “Management” is a romantic comedy about a young woman (Aniston) whose chance encounter with a young man (Zahn) managing the roadside motel she stays in turns into an unexpected relationship.

•	Exclusive North American rights to a suspense thriller titled “In the Electric Mist”, starring Academy Award-Winner Tommy Lee Jones, as well as Mary Steenburgen, Ned Beatty, John Goodman and Peter Sarsgaard. The film is based on the best-selling novel by James Lee Burke, and follows the story of legendary detective, Dave Robicheaux as he investigates a series of gruesome murders and hunts down an elusive serial killer in Iberia parish, Louisiana. The film is slated for release in spring 2009.

•	Exclusive distribution Agreement with Big Vision Entertainment, LLC, one of the fastest growing special-interest home video labels in the country. The exclusive U.S. distribution agreement includes all home video and certain digital rights to all of Big Vision Entertainment’s previously released programming, as well as all future titles throughout the term of the agreement. Among the many titles we acquired as part of the agreement is the popular Sci-Fi Channel series “Ghost Hunters.”

•	Exclusive U.S. distribution rights to “The Edge of Love”, starring Keira Knightley, Sienna Miller, Cillian Murphy and Matthew Rhys. The film is based on John Maybury’s acclaimed biopic of famed poet Dylan Thomas. The screenplay was written by Sharman MacDonald (Knightley’s mother) and inspired by Dylan Thomas’ real-life love letters sent to his wife during WWII. We acquired all US rights (except theatrical) at the Toronto International Film Festival in September 2008.
In addition, Image continues to be a leader in the specialty home entertainment market. Recent highlights include the following high-profile deals:
•	Worldwide rights to the historic k.d. lang concert, filmed with the BBC concert orchestra in London in February 2008. The concert is expected to be released on DVD and Blu-Ray Disc® on February 3, 2009, and will arrive in retail stores following the release of Watershed, lang’s first studio release in more than eight years. We secured all worldwide home video and digital rights to the concert, with the exception of Australia and New Zealand, and all worldwide broadcast rights, with the exception of Australia and the United Kingdom.

•	Worldwide rights to the historic “Who” concert, “The Who at Kilburn: 1977”, which will become available to music fans for the first time after more than three decades in the vault. We have secured all worldwide home video, broadcast, digital and non-theatrical rights to the concert and related footage, with the exception of Japan.
Prior to the acquisition of programming, our content acquisition team partners with our product development, sales and marketing teams to determine the best strategies for creating the most viable marketing plan based on consumer tastes and market demands. After the acquisition has been finalized, sales and marketing teams endeavor to determine optimal ways of maximizing revenue across all channels of distribution, including packaged goods, traditional broadcast, digital distribution and other areas of exploitation.
Our wholly-owned subsidiary Egami Media continues to be a consistently valued provider of digital content in several key categories. Of particular note is the dominant position our stand-up comedy catalog consistently achieves on iTunes, Amazon and other sites. Promotional and marketing efforts have resulted in a regular, well placed presence on retailer main pages, genre pages and in marketing emails sent out by retailers which drive sales of key releases. Egami Media is now a direct provider of content to iTunes, which continues to dominate the digital rental and sell-through arena. We continue to expand our catalog offerings across all retail sites while achieving a digital day-and-date release schedule for most new releases. The increasingly broad distribution of our deeper catalog and the timely release of new frontline titles are generating increased digital revenues. Additionally, Egami Media is testing select content in various developing business models, including ad-supported streaming of primarily episodic programs (e.g., Hulu.com and Youtube.com), subscription streaming (Netflix.com) and public library streaming. As these and other models mature, Egami is well positioned to move our library into areas of increased consumer adoption and away from those not generating significant revenues.

While our primary business remains the domestic acquisition and distribution of content for release on DVD, we seek to secure and exploit the broadest possible range of entertainment distribution rights for all of our exclusive content acquisitions.
Second Quarter Fiscal 2009 Highlights
•	Net revenues increased 49.7% to $32,389,000, compared with net revenues of $21,633,000 for the second quarter of fiscal 2008 primarily as a result of our strategy to acquire and release feature films on multiple formats.

•	Gross profit margins were 24.8%, compared to 16.4% for the second quarter of fiscal 2008.

•	Selling expenses approximated 12.5% of net revenues, up from 10.1% of net revenues for the second quarter of fiscal 2008 primarily as a result of increased advertising and promotional expenditures associated with our new feature film distribution initiative.

•	General and administrative expenses decreased 10.9%, to $3,594,000, as compared to $4,035,000 for the second quarter of fiscal 2008 primarily a result of reduced legal expenditures.

•	Our net loss was $465,000 ($.02 per diluted share), compared to a net loss of $3,683,000 ($.17 per diluted share) for the second quarter of fiscal 2008.
The highlights above are intended to identify significant operating results for the quarter ended September 30, 2008. However, these highlights are not intended to be a full discussion of our results for the quarter. These highlights should be read in conjunction with the discussions under the headings “Results of Operations” and “Liquidity and Capital Resources” below, and with our unaudited consolidated financial statements and notes thereto included elsewhere in this Quarterly Report.
Liquidity and Capital Resources
Liquidity
As of September 30, 2008 and March 31, 2008, we had cash and cash equivalents of $753,000 and $1,606,000, respectively. We believe that projected cash flows from operations, borrowing availability under our revolving line of credit (as discussed below), cash on hand, and trade credit will provide the necessary capital to meet our projected cash requirements for at least the next 12 months.
Our working capital has historically been generated from the following sources:
•	operating cash flows;

•	availability under our revolving line of credit;

•	private placement of debt and equity instruments;

•	advances from our disc manufacturer; and

•	trade credit.

The more significant sources of working capital during the six months ended September 30, 2008 were:
•	$2,000,000 received pursuant to a legal settlement relating to a merger agreement and a distribution agreement;

•	$1,025,000 received pursuant to an agreement with a content supplier;

•	net borrowings of $5,600,000 under our revolving line of credit to fund advance content acquisition, participation payments and increased advertising and promotional expenditures; and

•	increased accounts payable, accrued royalties, fees and liabilities resulting primarily from increased manufacturing requirements and comparatively higher six month revenues.
The more significant uses of working capital during the six months ended September 30, 2008 were:
•	increased trade accounts receivables of $6,441,000 as a result of our approximately 50% increase in comparative September quarter revenues;

•	increased royalty and distribution fee advance payments for exclusive content of $4,275,000; and

•	principal payments of $1,670,000 under our manufacturing advance obligation.
Although we do not currently have specific plans to obtain additional capital, given our history of losses and negative cash flows, it is possible that we will find it necessary to supplement these sources of capital with additional financing to sustain operations. Our restricted borrowing capacity, coupled with our business strategies not succeeding as rapidly as planned, could cause a shortfall in working capital and an inability to pay all required principal payments due under our subordinated convertible note. For further discussion see “Subordinated Convertible Note” below. Additionally a shortfall in working capital could prevent us from making expenditures to continue acquiring higher-profile content and otherwise enhance our business. If our losses continue, we risk defaulting on the terms of our revolving credit facility. A default on our revolving credit facility, which if not waived by our lender, could cause our long-term obligations to be accelerated, making further borrowing difficult and more expensive and jeopardize our ability to continue operations. If we are unable to rely solely on existing debt financing and are unable to obtain additional debt financing, we may find it necessary to raise additional capital in the future through the sale of equity or debt securities, which could dilute existing stockholders. There can be no assurance that additional financing will be available at acceptable terms, if at all.
Capital Resources
Revolving Credit Facility. Our Loan and Security Agreement, as amended, with Wachovia Capital Finance Corporation (Western) provides us with a revolving line of credit of up to $20 million. Actual borrowing availability under the line is based upon our level of eligible accounts receivable. The term of the Loan and Security Agreement ends on May 4, 2010.
Borrowings bear interest at either the Prime Rate plus up to 0.75% (5.75% at September 30, 2008) or, at our option, LIBOR plus up to 2.75% (6.80% at September 30, 2008), subject to minimum borrowing levels. The level of interest rate margin to Prime Rate or LIBOR is dependent upon our future financial performance as measured by EBITDA, earnings before interest, taxes, depreciation and amortization, as defined in the Loan and Security Agreement.
We are required to maintain a minimum Fixed Charge Coverage Ratio, as defined in the Loan and Security Agreement. The measurement is for each three month period on or after:
•	September 30, 2008, .50 to 1.0

•	December 31, 2008, 1.0 to 1.0
The measurement is also for each six month period on or after:
•	March 31, 2009, 1.0 to 1.0

•	June 30, 2009, 1.1 to 1.0
If we maintain minimum borrowing availability equal to, or greater than, $3.5 million (when the required Fixed Charge Coverage Ratio is less than 1.0 to 1.0) and $2.5 million (when the required Fixed Charge Coverage Ratio is greater than, or equal to, 1.0 to 1.0), this financial covenant will not be tested for compliance. At September 30, 2008, we were in compliance with all of the covenants in the Loan and Security Agreement.
The Loan and Security Agreement is subject to an early termination fee of 0.75% of the $20 million maximum facility amount if terminated prior to the end of the term. The Loan and Security Agreement also imposes restrictions on such items as encumbrances and liens, payment of dividends, other indebtedness, stock repurchases and capital expenditures. Outstanding borrowings are secured by our assets.
At September 30, 2008, we had $10.8 million outstanding and had borrowing availability of $9.2 million under our revolving line of credit.

Long-Term Debt
Subordinated Convertible Note. Beginning in February 2009, Portside Growth and Opportunity Fund (“Portside”) may require bi-annual payments on its $17,000,000 principal senior convertible note. Each payment would be in the amount of $4,000,000 principal plus interest, subject to meeting certain financial covenants under our Loan and Security Agreement. We have classified the potential $4,000,000 February 2009 and $4,000,000 August 2009 principal payments as current in the accompanying consolidated balance sheet at September 30, 2008. We anticipate paying these obligations from existing cash flow sources with the expectation that our feature film initiative will continue to grow our revenues and generate the necessary liquidity to do so. However, we can give no assurance that our efforts will be successful. Without the working capital to make these payments when due, we believe, but cannot be sure, that we would be able to successfully negotiate with Portside to modify the schedule and amount of required principal repayments to allow us to maintain adequate working capital for operations. At this time, we cannot estimate the consideration, if any, that Portside may require in order to modify the schedule and amount of required principal payments.
Disc Replication Agreement and Related Advance. At September 30, 2008, we had $5,104,000 remaining outstanding under the $10 million interest-free advance from Arvato against future DVD manufacturing, exclusive of the imputed and recorded debt discount. Arvato exclusively manufactures our DVDs and manufactures the majority of our CDs. Principal is repaid at $0.20 per DVD manufactured, plus payment of a $0.04 administrative fee per DVD manufactured.
Contractual Obligations and Commercial Commitments
The following table summarizes our contractual obligations at September 30, 2008.

	Payments due by fiscal period
		Remainder
(in thousands)	Total	of 2009	2010	2011	2012	2013	Thereafter
Contractual Obligations:
Operating lease obligations	$6,277	$510	$1,041	$1,068	$1,096	$1,123	$1,439
Capital lease obligations	167	39	83	45	—	—	—
Long-term debt obligations	22,104	5,500	10,762	4,842	1,000	—	—
Revolving credit facility	10,765	10,765	—	—	—	—	—
Licensing and exclusive distribution agreements	4,732	2,311	2,421	—	—	—	—
Employment obligations	3,111	1,850	1,261	—	—	—	—

Total	$47,156	$20,975	$15,568	$5,955	$2,096	$1,123	$1,439

Advances and guarantees included in the table above, under “Licensing and exclusive distribution agreements,” are prepaid and thus recoupable against future royalties, distribution fees and profit participations earned by our exclusive program suppliers in connection with revenues generated by those rights. As we have historically, we expect to fund these commitments through recoupment of existing advances, our revolving line of credit, and other working capital.
Off-Balance Sheet Arrangements
We currently do not have any off-balance sheet arrangements.

Results of Operations
Revenues
The following table presents consolidated net revenues by reportable business segment for the three and six months ended September 30, 2008 and 2007, respectively.

	Three Months Ended September 30,			Six Months Ended September 30,
	2008	2007	% Change	2008	2007	% Change
	(in thousands)			(in thousands)
Net revenues
Domestic	$30,898	$20,398	51.5%	$62,207	$40,363	54.1%
Digital	975	598	63.0	1,731	1,093	58.4
International	516	637	(19.0)	1,028	1,055	(2.6)

Consolidated	$32,389	$21,633	49.7%	$64,966	$42,511	52.8%

Domestic Revenues. Distribution of feature film programming on primarily the DVD/Blu-ray Disc® format fueled the significant growth in our domestic revenues during the three and six months ended September 30, 2008. See “Fiscal 2009 Strategy” above.
Our most significant new releases during the quarter ended September 30, 2008, as compared to the quarter ended September 30, 2007 were:

September 2008 Quarter	September 2007 Quarter

DVDs	DVDs
Then She Found Me (directed by and starring Helen Hunt)	Shark Week: 20th Anniversary Collection (Discovery)
The Secret (starring David Duchovny)	Jeff Dunham: Spark of Insanity
Autumn Hearts (starring Susan Sarandon)	Dirty Jobs Collection 1 (Discovery)
When We Left Earth: NASA Missions (Discovery)	Ace in the Hole (Criterion)
Shark Week: Ocean of Fear (Discovery)	Three Films by Hiroshi Teshigahara (Criterion)
Beef IV (QD3 Collection)
Digital Revenues. Digital is a strong growth area for us. Our digital distribution segment revenues continue to increase as consumers increase their purchases of digital content in an expanding marketplace. See “Fiscal 2009 Strategy” above.
International Revenue. Fewer new releases led to the decrease in our internationally generated revenues for the three months ended September 30, 2008. The revenues were comparable for the six months ended September 30, 2008 and 2007.
Cost of Sales and Gross Margins
The following table presents consolidated cost of sales by reportable business segment and as a percentage of related segment net revenues for the three and six months ended September 30, 2008 and 2007, respectively.

	Three Months Ended September 30,			Six Months Ended September 30,
	2008	2007		2008	2007
	(in thousands)			(in thousands)
Cost of sales:
Domestic	$23,352	$17,342		$47,839	$32,368
Digital	547	311		1,030	587
International	457	430		735	707

Consolidated	$24,356	$18,083		$49,604	$33,662

			% Change			% Change

As a percentage of segment net revenues:
Domestic	75.6%	85.0%	(9.4)%	76.9%	80.2%	(3.3)%
Digital	56.1	52.0	4.1	59.5	53.7	5.8
International	88.6	67.5	21.1	71.5	67.0	4.5

Consolidated	75.2%	83.6%	(8.4)%	76.4%	79.2%	(2.8)%

Our consolidated cost of sales for the three and six months ended September 30, 2008 were 75.2% and 76.4% of net revenues, respectively, compared to 83.6% and 79.2% of net revenues for the three and six months ended September 30, 2007, respectively. Accordingly, our consolidated gross margins for the three and six months ended September 30, 2008 were 24.8% and 23.6% of net revenues, respectively, compared to 16.4% and 20.8%, for the three and six months ended September 30, 2007, respectively.
Domestic Gross Margin. The increase in gross margins for our domestic segment, as a percentage of segment net revenues is primarily related to a more favorable sales mix of programming. In general, each of our exclusive agreements has differing terms.
Other items affecting our gross margins include:
•	the sales mix of individual titles;

•	the strength of a title’s sales performance;

•	the selling price of a title;

•	the costs that we are responsible for, including disc manufacturing costs; and

•	net-profit participations, specifically the royalty rates, distribution fees retained and profit splits inherent in the agreements.
Some specific factors contributing to the increase in segment gross margins for the three and six months ended September 30, 2008, as compared to the three and six months ended September 30, 2007 were:
•	During the three and six months ended September 30, 2008, we benefited from a larger share of revenue generated by higher-margin exclusive programming agreements compared to lower-margin exclusive programming agreements.
•	Generally, distribution of feature films and other exclusive content contributes a comparatively lower average gross margin than non-feature film content acquired under exclusive license arrangements.
•	We incurred reduced distribution expenses pursuant to the agreement with Arvato for replicating, warehousing and fulfilling our retail orders which has positively impacted our gross margins. Warehousing, shipping, freight and fulfillment expenses were 4.5% and 4.7% of domestic revenues for the three and six months ended September 30, 2008, respectively, compared to 8.3% and 8.9% for the three and six months ended September 30, 2007, respectively.

•	For the six months ended September 30, 2008, our provision for lower of cost or market inventory writedowns was $740,000, or 1.2% of domestic net revenues, as compared to $1,350,000, or 3.3% of domestic net revenues, for the six months ended September 30, 2007.
Some specific factors partially offsetting the increase in segment gross margins for the three and six months ended September 30, 2008, as compared to the three and six months ended September 30, 2007 were:
•	We incurred higher market development funds and pricing adjustments, as a percentage of domestic net revenues, for product sold to our customers during the three and six months ended September 30, 2008, as compared to the prior year periods. For the three and six months ended September 30, 2008, our market development funds and pricing adjustments were 5.5% and 5.9%, of domestic revenues (calculated gross of these reductions), respectively, as compared to 3.9% and 3.0% for the three and six months ended September 30, 2007, respectively.
•	In the first quarter of fiscal 2008, we recognized a higher gross margin from a one-time promotional arrangement with one of our content suppliers whereby our exclusive content was purchased by a third-party for its own promotional program.

Digital Gross Margin. We experienced higher gross margins for the three and six months ended September 30, 2008 as compared to the prior-year periods due to a more favorable sales mix.
International Gross Margin. Gross margins for the international segment, as a percentage of segment net revenues, decreased to 11.4% for the three months ended September 30, 2008, from 32.5% for the three months ended September 30, 2007, resulting from an unfavorable sales mix. For the six months ended September 30, 2008, gross margins decreased to 28.5%, from 33.0% for the six months ended September 30, 2007, influenced by a less favorable sales mix in the first six months of fiscal 2009.
Selling Expenses
The following table presents consolidated selling expenses by reportable business segment and as a percentage of related segment net revenues for the three and six months ended September 30, 2008 and 2007, respectively.

	Three Months Ended September 30,			Six Months Ended September 30,
	2008	2007	% Change	2008	2007	% Change
	(in thousands)			(in thousands)
Selling expenses:
Domestic	$3,847	$2,123	81.2%	$7,368	$4,077	80.7%
Digital	84	49	71.4	132	106	24.5
International	112	6	NM	265	38	NM

Consolidated	$4,043	$2,178	85.6%	$7,765	$4,221	84.0%

As a percentage of segment net revenues:
Domestic	12.5%	10.4%	2.1%	11.8%	10.1%	1.7%
Digital	8.6	8.2	0.4	7.6	9.7	(2.1)
International	21.7	0.9	20.8	25.8	3.6	22.2

Consolidated	12.5%	10.1%	2.4%	12.0%	9.9%	2.1%

Domestic Selling Expenses. The increase in domestic selling expenses for the three and six months ended September 30, 2008 was primarily due to increased advertising and promotional expenses associated with our new feature film distribution activities. Advertising and promotional expenses were 9.7% and 9.4% of domestic revenues for the three and six months ended September 30, 2008, respectively, as compared to 7.6% and 7.5% for the three and six months ended September 30, 2007, respectively.
International Selling Expenses. The increase in international selling expenses is a combination of increased costs for personnel focused on broadcast and sublicense revenue generation and sales-focused trade shows.
General and Administrative Expenses
The following table presents consolidated general and administrative expenses by reportable business segment and as a percentage of related segment net revenues for the three and six months ended September 30, 2008 and 2007, respectively.

	Three Months Ended September 30,			Six Months Ended September 30,
	2008	2007	% Change	2008	2007	% Change
	(in thousands)			(in thousands)
General and administrative expenses:
Domestic	$3,332	$3,851	(13.5)%	$7,001	$8,428	(16.9)%
Digital	181	88	105.7	404	178	127.0
International	81	96	(15.6)	177	223	(20.6)

Consolidated	$3,594	$4,035	(10.9)%	$7,582	$8,829	(14.1)%

As a percentage of segment net revenues:
Domestic	10.8%	18.9%	(8.1)%	11.3%	20.9%	(9.6)%
Digital	18.6	14.7	3.9	23.3	16.3	7.0
International	15.7	15.1	0.6	17.2	21.1	(3.9)

Consolidated	11.1%	18.7%	(7.6)%	11.7%	20.8%	(9.1)%

Domestic General and Administrative Expenses. The decrease in domestic general and administrative expenses for the three and six months ended September 30, 2008 was primarily due to:
•	Lower legal fees of approximately $245,000 and $869,000, for the three and six month periods ended September 30, 2008.
•	The six months ended September 30, 2008 included legal expenses related to a merger and distribution agreement and the resolution of the related disputes of $106,000.
•	Lower depreciation expenses of approximately $252,000 and $661,000 for the three and six month periods ended September 30, 2008, respectively, as a result of the prior fiscal year closure of our Las Vegas, Nevada distribution facility.
Partially offsetting the noted decreases to general and administrative expenses for the six months ended September 30, 2008 was higher personnel costs of $156,000.
Digital General and Administrative Expenses. The increase in digital general and administrative expenses is a result of increased personnel.
Restructuring Expenses
The prior year three and six months ended September 30, 2007, included the following expenses in connection with the closure of our Las Vegas, Nevada distribution facility:
•	$78,000 in accrued operating lease liability for both periods; and
•	$118,000 and $364,000, respectively, in involuntary employee termination expenses.
Interest Expense
The following table presents interest expense, net of interest income, for the three and six months ended September 30, 2008 and 2007, respectively.

	Three Months Ended September 30,			Six Months Ended September 30,
	2008	2007	% Change	2008	2007	% Change
	(in thousands)			(in thousands)
Noncash amortization of debt discount	$279	$305	(8.5)%	$584	$638	(8.5)%
Noncash amortization of deferred financing costs	97	97	—	194	200	(3.0)
Cash interest expense, net of interest income	487	406	20.0	960	763	25.8

Interest expense, net of interest income	$863	$808	6.8%	$1,738	$1,601	8.6%

As a percentage of net revenues	2.7%	3.7%	(1.0)%	2.7%	3.8%	(1.1)%
Interest expense, net of interest income, for the three and six months ended September 30, 2008 was greater as a result of higher weighted average interest bearing debt levels.

Other Income
Other income of $46,000 for the three months ended September 30, 2008 represents the change in fair value of a warrant and embedded derivatives. Other income of $3,016,000 for the six months ended September 30, 2008 includes:
•	$2,000,000 received pursuant to a settlement agreement and mutual release relating to a merger agreement and distribution agreement during the quarter ended June 30, 2008;

•	$1,025,000 received pursuant to an agreement with a content supplier during the quarter ended June 30, 2008; and

•	$185,000 in income resulting from the change in fair value of a warrant and embedded derivatives.
Income Taxes
We recorded Federal and state income tax expenses of approximately $44,000 and $62,000 for the three and six months ended September 30, 2008, respectively, using an estimated effective tax rate of 4.8% for fiscal 2009.
We recorded Federal and state income tax expenses of approximately $8,000 and $30,000 for the three and six months ended September 30, 2007, respectively, using an estimated effective tax rate of less than 1% for fiscal 2008. We also recorded foreign income tax of $8,000 for the three and six months ended September 30, 2007.
The tax rates for the 2008 and 2007 periods are lower than statutory rates due to utilization of net operating loss carryforwards.
We do not believe that we have included any “uncertain tax positions” in our Federal income tax return or any of the state income tax returns we are currently filing. We have made an evaluation of the potential impact of additional state income taxes being assessed by jurisdictions in which we do not currently consider ourselves liable. We do not anticipate that such additional taxes, if any, would result in a material change to our financial position.
Consolidated Net Earnings (Loss)
For all of the foregoing reasons, our net loss for the three months ended September 30, 2008 was $465,000, or $.02 per basic and diluted share, compared to a net loss of $3,683,000, or $.17 per basic and diluted share for the three months ended September 30, 2007. Net earnings for the six months ended September 30, 2008 was $1,231,000, or $.06 per basic and diluted share, compared to a net loss of $6,282,000, or $.29 per basic and diluted share, for the six months ended September 30, 2007.
Critical Accounting Policies and Procedures
There have been no significant changes in the critical accounting policies disclosed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” included in our most recent Annual Report on Form 10-K for the fiscal year ended March 31, 2008.
Revenue sharing with some of our rental customers is becoming a material portion of our revenues as a result of our feature film distribution on DVD. Under revenue sharing arrangements, rental revenue is recognized when we are entitled to receipts and such receipts are determinable based upon reporting received from our customers.
The preparation of our consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported. The significant areas requiring the use of management’s estimates relate to provisions for lower of cost or market inventory writedowns, doubtful accounts receivables, unrecouped royalty and distribution fee advances, sales returns and the realization of deferred tax assets. Although these estimates are based on management’s knowledge of current events and actions management may undertake in the future, actual results may ultimately differ materially from those estimates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates and foreign currency exchange rates. Changes in interest rates and changes in foreign currency exchange rates could have an impact on our results of operations.
Interest Rate Fluctuations
At September 30, 2008, approximately $10.8 million of our outstanding borrowings were subject to changes in interest rates. We do not use derivatives to manage this interest rate risk. This exposure is linked to the Prime Rate and LIBOR.
Management believes that moderate changes in the Prime Rate or LIBOR would not materially impact our operating results or financial condition. For example, a 1.0% change in interest rates would result in an approximate $108,000 annual impact on pre-tax earnings (loss) based upon our outstanding borrowings at September 30, 2008.
Foreign Currency Exchange Rate Fluctuations
At September 30, 2008, a nominal amount of our accounts receivable was related to international distribution and denominated in foreign currencies and, accordingly, is subject to future foreign exchange rate risk. To date, we have not entered into foreign currency exchange contracts to manage this risk. Management believes that moderate changes in foreign exchange rates will not materially affect our operating results or financial condition.
Item 4T. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. “Disclosure controls and procedures” refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
We have evaluated, under the supervision and with the participation of our President and Chief Financial Officer, the effectiveness of our system of disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on that evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report.
Changes in Internal Control over Financial Reporting
As required by Rule 13a-15(d) of the Exchange Act, we have evaluated, under the supervision and with the participation of our President and Chief Financial Officer, whether any changes occurred to our internal control over financial reporting during the period covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there have been no such changes during the period covered by this Quarterly Report.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
General
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
For further information on legal proceedings involving the Company, see Part I, Item 3. “Legal Proceedings” of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008 and Part II, Item 1 “Legal Proceedings” of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008.
Item 1A. Risk Factors.
Our results of operations and financial condition are subject to numerous risks and uncertainties described in our Annual Report on Form 10-K for our fiscal year ended March 31, 2008, filed on June 30, 2008. You should carefully consider these risk factors in conjunction with the other information contained in this Quarterly Report. Should any of these risks materialize, our business, financial condition and future prospects could be negatively impacted. As of September 30, 2008, there have been no material changes to the risk factors set forth in the above-referenced Form 10-K, except as set forth below:
Global recession could adversely impact our revenues and operating results. While our revenues were not materially impacted during the six months ended September 30, 2008 by the current crisis in the financial and credit markets, entertainment programming is an elective expenditure for consumers. A global or national recession resulting from this crisis could lead to consumers scaling back purchases of our programming along with other reductions in spending. Retailers may react to reduced demand with increased product returns and reduced future purchases of our programming, which could adversely impact our revenues and operating results.
We may be delisted if we do not satisfy continued listing requirements. Our common stock currently trades on The Nasdaq Global Market. On August 4, 2008, we received a letter from the Listing Qualifications Department of The NASDAQ Stock Market indicating that for the then-last 30 consecutive trading days, our publicly held shares had not maintained a minimum market value of $15 million as required under NASDAQ Marketplace Rule 4450(b)(3). Nasdaq recently extended the deadline by which we must comply with the minimum market value requirement to February 6, 2009. We may apply to transfer our common stock to The Nasdaq Capital Market if we are unable to regain compliance with Marketplace Rule 4450(b)(3) prior to February 6, 2009. However, our application may not be granted if we do not satisfy the applicable listing requirements for The Nasdaq Capital Market at the time of the application. The continued listing standards of The Nasdaq Global Market and The Nasdaq Capital Market contain a $1.00 minimum bid price requirement. On November 12, 2008, the closing sales price of our common stock was $0.70. If we are unable to regain compliance with the minimum market value requirement by the deadline or otherwise were not in compliance with all of the other continued listing standards of The Nasdaq Global Market, our common stock would be delisted from The Nasdaq Global Market. In such instance, even if we successfully transfer our common stock to The Nasdaq Capital Market, but are unable to satisfy the minimum bid price requirement or any of the other continued listing standards of The Nasdaq Capital Market,, our common stock would be delisted from The Nasdaq Capital Market.
If our common stock were delisted from the Nasdaq Global Market, you may find it difficult to dispose of your shares. If our common stock were to be delisted from The Nasdaq Global Market and we could not satisfy the listing standards of The Nasdaq Capital Market, trading of our common stock most likely would be conducted in the over-the-counter market on an electronic bulletin board established for unlisted securities such as the Pink Sheets or the OTC Bulletin Board. Such trading would reduce the market liquidity of our common stock. As a result, an investor would find it more difficult to dispose of, or obtain accurate quotations for the price of, our common stock.

If our common stock is delisted from The Nasdaq Global Market and we could not satisfy the listing standards of The Nasdaq Capital Market and the trading price remains below $5.00 per share, trading in our common stock might also become subject to the requirements of certain rules promulgated under the Securities Exchange Act of 1934, which require additional disclosure by broker-dealers in connection with any trade involving a stock defined as a “penny stock” (generally, any equity security not listed on a national securities exchange or quoted on Nasdaq that has a market price of less than $5.00 per share, subject to certain exceptions). Many brokerage firms are reluctant to recommend low-priced stocks to their clients. Moreover, various regulations and policies restrict the ability of shareholders to borrow against or “margin” low-priced stocks, and declines in the stock price below certain levels may trigger unexpected margin calls. Additionally, because brokers’ commissions on low-priced stocks generally represent a higher percentage of the stock price than commissions on higher priced stocks, the current price of the common stock can result in an individual shareholder paying transaction costs that represent a higher percentage of total share value than would be the case if our share price were higher. This factor may also limit the willingness of institutions to purchase our common stock. Finally, the additional burdens imposed upon broker-dealers by these requirements could discourage broker-dealers from facilitating trades in our common stock, which could severely limit the market liquidity of the stock and the ability of investors to trade our common stock.
If our common stock were delisted from Nasdaq, the delisting would trigger default of a listing requirement covenant under our senior convertible note. A default under our senior convertible note, which if not waived by the note holder, would accelerate principal payments due under the note, plus a 20% premium on the principal amounts due, and may trigger a default under our credit facility. These defaults would make further borrowing difficult and more expensive and would jeopardize our ability to continue operations. If we are unable to rely solely on existing debt financing and are unable to obtain additional debt financing, we may find it necessary to raise additional capital in the future through the sale of equity or debt securities, which could dilute existing stockholders. There can be no assurance that additional financing would be available at acceptable terms, if at all.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Submission of Matters to a Vote of Security Holders.
On October 17, 2008, the Company held its Annual Meeting of Stockholders. Of the 21,855,718 shares eligible to vote, 17,242,731 shares, or 78.89%, appeared by proxy and established a quorum for the meeting. The stockholders were voting on (i) the election of Class II Directors, David Coriat and Ira S. Epstein, (ii) the approval of 2008 Stock Awards and Incentive Plan and (iii) the ratification of the selection of BDO Seidman LLP as the Company’s independent registered public accounting firm for the fiscal year ending March 31, 2009. The proposals listed in the table below were approved by the stockholders.

	VOTES FOR	VOTES AGAINST	VOTES WITHHELD
1. Election of Class II Directors
David Coriat	16,718,569	—	524,162
Ira S. Epstein	16,331,996	—	910,735

				BROKER
	VOTES FOR	VOTES AGAINST	ABSTENTIONS	NON VOTES
2. Approval of 2008 Stock
Awards and Incentive Plan	10,144,730	768,694	93,854	6,235,453

	VOTES FOR	VOTES AGAINST	ABSTENTIONS
3. Ratification of selection of BDO Seidman, LLP as the Company’s independent registered public accounting firm	16,977,988	124,556	140,186
Item 5. Other Information.
None.

Item 6. Exhibits.

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Registrant’s President.

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Registrant’s Chief Financial Officer.

32.1	Section 1350 Certification by the Registrant’s President.

32.2	Section 1350 Certification by the Registrant’s Chief Financial Officer.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMAGE ENTERTAINMENT, INC.
Date: November 13, 2008	By:	/s/ DAVID BORSHELL
David Borshell
President (Principal Executive Officer)

Date: November 13, 2008	By:	/s/ JEFF M. FRAMER
Jeff M. Framer
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Registrant’s President.

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Registrant’s Chief Financial Officer.

32.1	Section 1350 Certification by the Registrant’s President.

32.2	Section 1350 Certification by the Registrant’s Chief Financial Officer.