Form 10-Q
period 2008-12-31
IMAGE ENTERTAINMENT INC
filed 2009-02-13
CIK 216324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2008.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares outstanding of the issuer’s common stock on February 5, 2009: 21,855,718

IMAGE ENTERTAINMENT, INC.
INDEX TO FORM 10-Q

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2008 (“Quarterly Report”) of Image Entertainment, Inc. and consolidated subsidiaries (“we,” “us,” “our,” or “Image”) includes forward-looking statements that involve risks and uncertainties within the meaning of the Private Securities Litigation Reform Act of 1995. Other than statements of historical fact, all statements made in this Quarterly Report are forward-looking, including, but not limited to, statements regarding industry prospects, future results of operations or financial position, and statements of our intent, belief and current expectations about our strategic direction, prospects and future results and condition. In some cases, forward-looking statements may be identified by words such as “will,” “should,” “expect,” “anticipate,” “believe,” “estimate,” “continue,” “future,” “intend” or similar words. Forward-looking statements involve risks and uncertainties that are inherently difficult to predict, which could cause actual outcomes and results to differ materially from our expectations, forecasts and assumptions. The following important factors could adversely affect our future results and could cause those results to differ materially from those expressed in such forward-looking statements:
•	whether our proposed merger with Nyx Acquisitions, Inc. is completed in a timely manner or at all for any other reason, which may affect our business and the price of our common stock;
•	occurrence of any event, change or circumstance that could give rise to the termination of our merger agreement with Nyx Acquisitions, including a termination under circumstances that could require us to pay a $1.8 million termination fee or $750,000 of expenses to Nyx Acquisitions;
•	incurrence of costs, fees, expenses and charges relating to the merger agreement that may not be recovered if the merger agreement is terminated;
•	potential adverse effect on our business and operations because of certain covenants we agreed to in the merger agreement;
•	effect of the announcement of the merger agreement on our clients, customers and partner relationships, operating results and business generally;
•	diversion of management time on merger-related issues;
•	adverse results from any litigation that arises in connection with the merger;
•	our need to renegotiate or refinance future payments on our remaining senior convertible indebtedness in the near term, which renegotiation may not be successful and refinancing may not be available on favorable terms, if at all;
•	ongoing global recession’s effect on consumer’s and retailer’s willingness to purchase our products;
•	changes in company-wide or business-unit strategies, which may result in changes in the types or mix of businesses in which we are involved or choose to invest;
•	changing public and consumer taste, which may among other things, affect the entertainment and consumer products businesses generally;
•	increased competitive pressures, both domestically and internationally, which may, among other things, affect the performance of our business operations and profit margins;
•	changes in the mix of titles sold to customers and/or customer-spending patterns;
•	changes in U.S. and global financial and equity markets, including market disruptions and significant interest rate fluctuations, which may impede our access to, or increase the cost of, external financing for our operations and investments;
•	technological developments that may affect the distribution of our products or create new risks to our ability to protect our intellectual property;
•	legal and regulatory developments that may affect the protection of intellectual property; and
•	imposition by foreign countries of trade restrictions on motion picture or television content requirements or quotas, and changes in international tax laws or currency controls.
All forward-looking statements should be evaluated with the understanding of inherent uncertainty. The inclusion of such forward-looking statements should not be regarded as a representation that contemplated future events, plans, results or expectations will be achieved. Unless otherwise required by law, we undertake no obligation to release publicly any updates or revisions to any such forward-looking statements that may reflect events or circumstances occurring after the date of this Quarterly Report. Important factors that could cause or contribute to such material differences include those discussed in Part I, Item 1A. “Risk Factors” in our most recent Annual Report on Form 10-K filed on June 30, 2008 as well as in Part II, Item 1A. “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, this Quarterly Report and contained in our definitive proxy statement on Schedule 14A filed on January 15, 2009. You are cautioned not to place undue reliance on such forward-looking statements.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
IMAGE ENTERTAINMENT, INC.
and Subsidiaries
Consolidated Balance Sheets
(unaudited)
December 31, 2008 and March 31, 2008
ASSETS

(In thousands)	December 31, 2008	March 31, 2008 *
Current assets:
Cash	$780	$1,606
Accounts receivable, net of allowances of
$11,722 — December 31, 2008;
$8,548 — March 31, 2008	30,421	17,873
Inventories	15,897	16,379
Royalty and distribution fee advances	16,585	13,939
Prepaid expenses and other assets	1,315	1,488

Total current assets	64,998	51,285

Noncurrent inventories, principally production costs	2,791	2,632
Noncurrent royalty and distribution advances	23,445	21,356
Property, equipment and improvements, net	2,425	3,089
Goodwill	5,715	5,715
Other assets	291	736

Total assets	$99,665	$84,813

*	The March 31, 2008 consolidated balance sheet has been derived from the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2008.
Accompanying notes are an integral part of these consolidated financial statements

IMAGE ENTERTAINMENT, INC.
and Subsidiaries
Consolidated Balance Sheets
(unaudited)
December 31, 2008 and March 31, 2008
LIABILITIES AND STOCKHOLDERS’ EQUITY

(In thousands, except share data)	December 31, 2008	March 31, 2008 *
Current liabilities:
Accounts payable	$12,230	$11,387
Accrued liabilities	8,169	5,877
Accrued royalties and distribution fees	23,625	13,961
Accrued music publishing fees	6,070	5,971
Deferred revenue	5,818	10,598
Revolving credit facility	12,064	5,165
Current portion of long-term debt, net of debt discount	10,274	5,759

Total current liabilities	78,250	58,718

Long-term debt, net of debt discount and current portion	10,056	16,309
Other long-term liabilities, less current portion	2,545	2,560

Total liabilities	90,851	77,587

Commitments and contingencies (Notes 2,7, 8, and 11)
Stockholders’ equity:
Preferred stock, $.0001 par value, 25 million shares authorized; none issued and outstanding	—	—
Common stock, $.0001 par value, 100 million shares authorized; 21,856,000 issued and outstanding at December 31, 2008 and March 31, 2008, respectively	2	2
Additional paid-in capital	52,671	52,618
Accumulated deficit	(43,859)	(45,394)

Total stockholders’ equity	8,814	7,226

Total liabilities and stockholders’ equity	$99,665	$84,813

*	The March 31, 2008 consolidated balance sheet has been derived from the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2008.
Accompanying notes are an integral part of these consolidated financial statements

IMAGE ENTERTAINMENT, INC.
and Subsidiaries
Consolidated Statements of Operations
(unaudited)
For the Three and Nine Months Ended December 31, 2008 and 2007

	Three Months Ended		Nine Months Ended
	December 31,	December 31,	December 31,	December 31,
(In thousands, except per share data)	2008	2007	2008	2007
NET REVENUES	$39,156	$27,343	$104,122	$69,854

OPERATING COSTS AND EXPENSES:
Cost of sales	29,219	22,033	78,823	55,695
Selling expenses	3,821	2,816	11,586	7,037
General and administrative expenses	4,128	4,071	11,710	12,900
Restructuring expenses	—	170	—	612

	37,168	29,090	102,119	76,244

EARNINGS (LOSS) FROM OPERATIONS	1,988	(1,747)	2,003	(6,390)
OTHER EXPENSES (INCOME):
Interest expense, net	876	901	2,614	2,502
Other	794	(603)	(2,222)	(603)

	1,670	298	392	1,899

EARNINGS (LOSS) BEFORE INCOME TAXES	318	(2,045)	1,611	(8,289)
INCOME TAX EXPENSE	14	7	76	45

NET EARNINGS (LOSS)	$304	$(2,052)	$1,535	$(8,334)

NET EARNINGS (LOSS) PER SHARE:
Net earnings (loss) — basic and diluted	$.01	$(.09)	$.07	$(.38)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING:
Basic	21,856	21,740	21,856	21,725

Diluted	21,947	21,740	21,886	21,725

Accompanying notes are an integral part of these consolidated financial statements

IMAGE ENTERTAINMENT, INC.
and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)
For the Nine Months Ended December 31, 2008 and 2007

(In thousands)	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)	$1,535	$(8,334)
Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
Amortization of production costs	3,491	3,039
Depreciation and other amortization	2,133	3,073
Provision for estimated doubtful accounts, sales returns and other credits	3,197	(691)
Provision for lower of cost or market inventory writedowns	1,040	1,678
Loss on disposal of assets	—	33
Accelerated amortization and fair value writedown of advance royalty and distribution fees	836	1,151
Change in fair values of warrant and embedded derivatives	609	(603)
Share-based compensation	53	—
Restructuring charges	—	612
Changes in assets and liabilities associated with operating activities:
Accounts receivable	(15,745)	740
Inventories	(461)	(3,066)
Royalty and distribution fee advances	(5,638)	(1,854)
Production cost expenditures	(3,747)	(2,738)
Prepaid expenses and other assets	328	35
Accounts payable, accrued royalties, fees and liabilities	12,340	1,234
Deferred revenue	(4,780)	1,944

Net cash used in operating activities	(4,809)	(3,747)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used in investing activities — capital expenditures	$(322)	$(427)

Accompanying notes are an integral part of these consolidated financial statements

IMAGE ENTERTAINMENT, INC.
and Subsidiaries
Consolidated Statements of Cash Flows, continued
(unaudited)
For the Nine Months Ended December 31, 2008 and 2007

(In thousands)	2008	2007
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facility	$99,264	$40,840
Repayments of borrowings under revolving credit facility	(92,365)	(36,137)
Repayments of long-term debt	(2,594)	(2,065)
Proceeds from exercise of employee stock options	—	512

Net cash provided by financing activities	4,305	3,150

NET DECREASE IN CASH:	(826)	(1,024)
Cash at beginning of period	1,606	2,341

Cash at end of period	$780	$1,317

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$1,452	$867
Income taxes	$296	$26

Supplemental Disclosures of Noncash Investing and Financing Activities:
None.
Accompanying notes are an integral part of these consolidated financial statements

Image Entertainment, Inc.
and Subsidiaries
Notes To Consolidated Financial Statements
(Unaudited)
Note 1. Basis of Presentation.
The accompanying unaudited interim consolidated financial statements for Image Entertainment, Inc. and its wholly-owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934, as amended (“Exchange Act”), and do not include all information and notes required for complete financial statements. All significant intercompany balances have been eliminated in consolidation.
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
Note 2. Merger Agreement.

On November 20, 2008, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Nyx Acquisitions, Inc., a Delaware corporation (“ Nyx”), and The Conceived Group, Inc., a Delaware corporation and wholly owned subsidiary of Nyx (“TCG”). Pursuant to the terms of the Merger Agreement, TCG will merge with and into Image (the “Merger”), with Image continuing as the surviving corporation and as a wholly owned subsidiary of Nyx.

Pursuant to the terms of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each outstanding share of common stock, par value $.0001 per share, of Image (the “Shares”), other than any Shares owned by Image, Nyx, TCG or any other subsidiary of Nyx, or by any stockholders who are entitled to and who properly exercise appraisal rights under Delaware law, shall be cancelled and shall be converted automatically into the right to receive $2.75 in cash, without interest, less any withholding taxes.

Consummation of the Merger is subject to the satisfaction or waiver of customary closing conditions, including (i) the adoption of the Merger Agreement by our stockholders, (ii) the absence of certain legal impediments to the consummation of the Merger, and (iii) the expiration or termination of any required waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976.

We have made customary representations, warranties and covenants in the Merger Agreement, including covenants regarding the operation of our business prior to the Effective Time and covenants prohibiting us from soliciting, or providing information or entering into discussions concerning, any Acquisition Proposal (as defined in the Merger Agreement), except in limited circumstances relating to an unsolicited bona fide written Acquisition Proposal that constitutes, or is reasonably expected to lead to, a Superior Proposal (as defined in the Merger Agreement).

The Merger Agreement provides that, upon termination by us under specified circumstances, we would be required to pay $750,000 as a reimbursement of expenses incurred by Nyx and TCG in connection with the transactions contemplated by the Merger Agreement. Upon termination by us in certain other specified circumstances, we would be required to pay a termination fee of $1.8 million to Nyx, including compensation for efforts and resources expended and opportunities forgone by Nyx and TCG in connection with the transactions contemplated by the Merger Agreement. The Merger Agreement further provides that upon termination by us under specified circumstances related to a breach of any representation, warranty, covenant or agreement on the part of the Nyx or TCG, Nyx would be required to pay us a business interruption fee of $1.8 million (the “Business Interruption Fee”). In order to secure payment of the Business Interruption Fee, simultaneously with the execution of the Merger Agreement, Nyx deposited $500,000 cash to an account designated by us, to be held in trust for our benefit subject to certain trust instructions. On February 11, 2009, Nyx paid an additional $1.3 million. The additional amount cured the breach of the Merger Agreement declared by Image in its letter to Nyx dated January 29, 2009.

Image Entertainment, Inc.
and Subsidiaries
Notes To Consolidated Financial Statements
(Unaudited)
The foregoing summary of the Merger Agreement, and the transactions contemplated thereby, does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Merger Agreement, which was filed on November 21, 2008 as an exhibit to our Current Report on Form 8-K.
In connection with the Merger Agreement, and as required by Nyx as a condition to its execution of the Merger Agreement, on November 20, 2008, certain of our stockholders entered into Voting Agreements with Nyx and TCG (the “Voting Agreements”), pursuant to which the stockholders agreed, among other things, to vote the Shares held by them in favor of adoption of the Merger Agreement. If the Merger Agreement is terminated in accordance with its terms, the Voting Agreements will also terminate. The stockholders who have entered into Voting Agreements owned, in the aggregate, approximately 38.6% of the outstanding Shares as of November 20, 2008.
Note 3. Recent Accounting Pronouncements.
We adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”) on April 1, 2008 for financial assets and liabilities, and non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. SFAS 157 defines fair value, establishes a framework for measuring fair value as required by other accounting pronouncements and expands fair value measurement disclosures. The provisions of SFAS 157 are applied prospectively upon adoption and did not have a material impact on our consolidated financial statements. The disclosures required by SFAS 157 are included in Note 8, “Long-Term Debt,” to these consolidated financial statements.
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
In October 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. This FSP was effective upon issuance, including prior periods for which financial statements have not been issued. The FSP is not expected to have a material impact on our consolidated financial statements.
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

Image Entertainment, Inc.
and Subsidiaries
Notes To Consolidated Financial Statements
(Unaudited)
In April 2008, the FASB issued FSP SFAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP SFAS 142-3”). FSP SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The intent of FSP SFAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R (revised 2007), “Business Combinations,” and other applicable accounting literature. FSP SFAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and must be applied prospectively to intangible assets acquired after the effective date. The adoption of this statement is not expected to have a material impact on our consolidated financial position or results of operations.
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
In December 2007, the FASB issued SFAS No. 141 (Revised), “Business Combinations” (“SFAS No. 141(R)”), and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” an amendment of ARB No. 51 (“SFAS No. 160”). These new standards are the U.S. GAAP outcome of a joint project with the International Accounting Standards Board (“IASB”). SFAS No. 141(R) and SFAS No. 160 introduce significant changes in the accounting for and reporting of business acquisitions and noncontrolling interests in a subsidiary. SFAS No. 141(R) and SFAS No. 160 continue the movement toward the greater use of fair values in financial reporting and increased transparency through expanded disclosures. SFAS No. 141(R) changes how business acquisitions are accounted for and will impact financial statements at the acquisition date and in subsequent periods. SFAS No. 160 requires noncontrolling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with noncontrolling interest holders. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of SFAS No. 141(R) is the same as that of the related SFAS No. 160. SFAS No. 141(R) and SFAS No. 160 are effective for our fiscal 2010. We are currently evaluating the impact of the adoption of SFAS No. 141(R) and SFAS No. 160 on our consolidated financial position, results of operations and cash flows.
Note 4. Accounting for Stock-Based Compensation.
On October 17, 2008, our stockholders approved, among other items, the Image Entertainment, Inc. 2008 Stock Awards and Incentive Plan (the “2008 Plan”) at the annual meeting of stockholders. The 2008 Plan authorizes the issuance of up to 1,000,000 shares of our common stock. The 2008 Plan provides for equity awards, including stock options, stock appreciation rights, restricted stock awards, performance awards, phantom stock awards, or stock units. At December 31, 2008, there were 1,000,000 shares available for future grants under the 2008 Plan.
As of December 31, 2008, we had three equity compensation plans: the 2008 Plan noted above, the Image Entertainment, Inc. 1998 Incentive Plan (the “1998 Plan”) and the Image Entertainment, Inc. 2004 Incentive Compensation Plan (the “2004 Plan” and together with the 1998 Plan and 2008 Plan, the “Plans”). The 1998 Plan expired on June 30, 2008, and no further grants are allowed under the 1998 Plan. The 2004 Plan provides for equity awards, including stock options and restricted stock units. At December 31, 2008, there were approximately 107,000 shares available for future grants under the 2004 Plan.
On April 1, 2006, we adopted SFAS No. 123R, “Share-Based Payments” (“SFAS No. 123R”), using the “modified prospective” method. Under this method, SFAS No. 123R requires that we measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the grant date for all awards granted after March 31, 2006. Such cost is recognized over the period during which an employee of ours is required to provide services in exchange for the award (i.e., the vesting period). Subsequent to our adoption of SFAS No. 123R, and through our fiscal year ended March 31, 2008, we had not granted any stock-based compensation to our employees. We measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the grant date for all awards granted in accordance with SFAS No. 123R.

Image Entertainment, Inc.
and Subsidiaries
Notes To Consolidated Financial Statements
(Unaudited)
Stock Options
We granted 343,000 options on June 12, 2008 at an exercise price of $1.14 per share, which was the closing stock price on the date of grant. At December 31, 2008, options granted totaling 47,156 shares had vested. The weighted-average grant-date fair value of the options granted was $0.62 per share. There were no options granted subsequent to the June 12, 2008 grant, through December 31, 2008. Any unvested stock options vest upon a change of control.
Option activity for the Plans for the nine months ended December 31, 2008 is summarized as follows:

			Weighted
			Average
		Weighted	Remaining
	Number of	Average	Contractual
(In thousands, except share prices)	Options	Exercise Price	Term (Years)
Options outstanding at April 1, 2008	2,124	$3.509	5.111
Granted	343	1.140	9.449
Exercised	—	—	—
Canceled	(53)	3.353	5.780

Options outstanding at December 31, 2008	2,414	$3.054	7.790

Options exercisable at December 31, 2008	2,118	$3.460	7.559

The aggregate intrinsic value of our outstanding options represents the total pre-tax intrinsic value, based on our options with an exercise price less than Image’s closing stock price of $1.89 as of December 31, 2008, which theoretically could have been received by the option holders had all option holders exercised their options as of that date. At December 31, 2008, the aggregate intrinsic value of options outstanding was $311,000, of which $89,000 was exercisable. There were no options exercised, and thus no aggregate intrinsic value of options exercised, during the three and nine months ended December 31, 2008. The aggregate intrinsic value of options exercised during the three and nine months ended December 31, 2007 were none and $130,000, respectively. The total number of in-the-money options exercisable as of December 31, 2008 and 2007 were 458,737 and 804,081, respectively.
As of December 31, 2008, total compensation cost related to non-vested stock options not yet recognized was $159,000, which is expected to be recognized over the next 2.45 years on a weighted-average basis.
During the nine months ended December 31, 2008 and 2007, we received cash from the exercise of stock options of none and $512,000, respectively. There was no excess tax benefit recorded for the tax deductions related to stock options during the three and nine months ended December 31, 2008 and 2007.
Restricted Stock Units
There were no restricted stock units awarded in the three and nine months ended December 31, 2008 and 2007.

Image Entertainment, Inc.
and Subsidiaries
Notes To Consolidated Financial Statements
(Unaudited)
Stock-Based Compensation Valuation and Expense Information
The fair value of each option award is estimated on the date of grant using a closed-form option valuation model (Black-Scholes) based on the assumptions noted in the following table. Expected volatilities are based on historical volatility of our stock and other factors. The expected term of options granted represents the period of time that options granted are expected to be outstanding. There were no options granted for the nine months ended December 31, 2007. The following table represents the assumptions used in the Black-Scholes option-pricing model for options granted during the nine months ended December 31, 2008:

Nine Months Ended
December 31, 2008

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
Stock-based compensation expense during the three and nine months ended December 31, 2008 was $20,000 and $53,000, respectively.
Note 5. Inventories.
Inventories at December 31, 2008, and March 31, 2008, are summarized as follows:

(In thousands)	December 31, 2008	March 31, 2008
DVD	$11,110	$11,453
Other (principally DVD packaging components and finished CD inventory)	2,327	2,563

	13,437	14,016
Production costs, net	5,251	4,995

	18,688	19,011
Less current portion of inventories	15,897	16,379

Noncurrent inventories, principally non-recoupable production costs	$2,791	$2,632

Inventories consist primarily of finished DVD product for sale and are stated at the lower of average cost or market.
Production costs consist of capitalized costs to produce licensed programming for domestic and international distribution and include the costs of film and tape conversion to the optical disc format, menu and packaging design, authoring, compression, mastering and the overhead of our creative services and production departments. Non-recoupable production costs are reflected net of accumulated amortization of $12,598,000 and $12,054,000 at December 31, 2008 and March 31, 2008, respectively.
Note 6. Investment in Film Production.
Investment in film production at December 31, 2008 and March 31, 2008 is included as a component of royalty and distribution fee advances in the consolidated balance sheets and is summarized as follows:

(In thousands)	December 31, 2008	March 31, 2008
Released, net of accumulated amortization	$3,008	$1,431
Completed and not released	—	2,598

	$3,008	$4,029

Image Entertainment, Inc.
and Subsidiaries
Notes To Consolidated Financial Statements
(Unaudited)
Note 7. Revolving Credit Facility.
Our Loan and Security Agreement, as amended (the “Loan Agreement”), with Wachovia Capital Finance Corporation (Western) (“Wachovia”) provides us with a revolving line of credit of up to $20 million. Actual borrowing availability under the line is based upon our level of eligible accounts receivable. The term of the Loan Agreement ends on May 4, 2010.
Borrowings bear interest at either the Prime Rate plus up to 0.75% (4.00% at December 31, 2008) or, at our option, LIBOR plus up to 2.75% (4.17% at December 31, 2008), subject to minimum borrowing levels. The level of interest rate margin to Prime Rate or LIBOR is dependent upon our future financial performance as measured by EBITDA, earnings before interest, taxes, depreciation and amortization, as defined in the Loan Agreement.
We are required to maintain a minimum Fixed Charge Coverage Ratio, as defined in the Loan Agreement. The measurement is for each three month period on or after:
•	December 31, 2008, 1.0 to 1.0
And each six month period on or after:
•	March 31, 2009, 1.0 to 1.0

•	June 30, 2009, 1.1 to 1.0
If we maintain minimum borrowing availability equal to, or greater than, $2.5 million, this financial covenant will not be tested for compliance. At December 31, 2008, we were in compliance with all covenants under the Loan Agreement.
The Loan Agreement is subject to an early termination fee of 0.75% of the $20 million maximum facility amount if terminated prior to the end of the term. The Loan Agreement also imposes restrictions on such items as encumbrances and liens, payment of dividends, other indebtedness, stock repurchases and capital expenditures. Any outstanding borrowings are secured by our assets.
At December 31, 2008, we had $12.1 million outstanding and had borrowing availability of $7.9 million under the revolving line of credit.
Note 8. Long-Term Debt.
Disc Replication Agreement and Related Advance. At December 31, 2008, we had $4.2 million remaining outstanding under the original interest-free $10 million advance from Arvato, the exclusive manufacturer of our DVDs, exclusive of the debt discount. Amortization of the related debt discount is a noncash interest expense and totaled $131,000 and $432,000 for the three and nine months ended December 31, 2008, respectively, and $182,000 and $536,000, for the three and nine months ended December 31, 2007, respectively. Amortization of the related deferred manufacturing credit totaled $211,000 and $467,000 for the three and nine months ended December 31, 2008, respectively, and $157,000 and $500,000, for the three and nine months ended December 31, 2007, respectively. Principal is repaid at $0.20 per DVD manufactured, plus payment of a $0.04 administrative fee per DVD manufactured.
Senior Convertible Note and Warrant. The first $4,000,000 bi-annual principal payment due under the Portside Growth and Opportunity Fund (“Portside”) $17,000,000 principal senior convertible note was paid on January 30, 2009. Remaining bi-annual principal payments are in the amount of $4,000,000 of principal plus interest, subject to meeting certain financial covenants under our Loan Agreement. The $4,000,000 paid in January 2009 and the next $4,000,000 bi-annual principal payment due on July 30, 2009 have been classified as current in the accompanying consolidated balance sheet at December 31, 2008.

Image Entertainment, Inc.
and Subsidiaries
Notes To Consolidated Financial Statements
(Unaudited)
We currently do not expect that cash flows from operations will be sufficient to fund the next scheduled $4,000,000 principal payment due on July 30, 2009, and may not be able to pay any of the remaining scheduled principal payments as required. We will seek to renegotiate the terms of our remaining debt obligations to Portside to allow us to maintain adequate working capital for operations. At this time, we cannot estimate the consideration, if any, that Portside may require in order to modify the schedule and amount of required principal payments. If we are unable to reach agreement with Portside prior to June 30, 2009, we may seek to attempt to issue equity or debt securities for cash to new or existing stockholders. It may be difficult to obtain additional financing if the prevailing instability in the credit and financial markets continues. The incurrence of additional indebtedness would result in increased fiscal interest payment obligations and could contain restrictive covenants. The sale of additional equity or convertible debt securities may result in dilution to our stockholders and the granting of superior rights to the investors. These additional sources of funds may not be available or, if available, may not be available on terms favorable to us. If we are unable to refinance our maturing debt, our failure to repay the debt will result in an event of default which, if not cured or waived, could cause cross default of our other debt agreements, including the Loan Agreement, causing such debt to be immediately due and payable.
During the three and nine months ended December 31, 2008, other expense related to the fluctuation in the fair value of the warrant and the convertible note’s embedded derivatives was recorded as non-operating expense included as a component of other expense in the accompanying consolidated statements of operations for the three and nine months ended December 31, 2008. For the three and nine months ended December 31, 2008, net other expense totaled $794,000 and $609,000, respectively. The related accrued warrant and embedded derivatives liability together totaled $2,505,000 and is included as a component of other long-term liabilities in the consolidated balance sheet at December 31, 2008.
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
Amortization of the related debt discount and the deferred financing costs using the effective interest rate method is a noncash charge to interest expense and totaled $230,000 and $690,000 for the three and nine months ended December 31, 2008, respectively.
Long-term debt at December 31, 2008 and March 31, 2008 consisted of the following:

(In thousands)	December 31, 2008	March 31, 2008
Subordinated senior convertible note, less debt discount of $578-December 31, 2008; $1,003-March 31, 2008	$16,422	$15,997
Subordinated manufacturing advance obligation, less debt discount of $273-December 31, 2008; $705-March 31, 2008	3,908	6,071

	20,330	22,068
Current portion of long-term debt, less debt discount of $676-December 31, 2008; $1,041-March 31, 2008	10,274	5,759

Long-term debt less current portion and debt discount	$10,056	$16,309

Note 9. Net Earnings (Loss) per Share Data.

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(In thousands, except per share data)	2008	2007	2008	2007

Net earnings (loss) — basic and diluted numerator	$304	$(2,052)	$1,535	$(8,334)

Weighted average common shares outstanding — basic denominator	21,856	21,740	21,856	21,725
Effect of dilutive securities	91	—	30	—

Weighted average common shares outstanding — diluted denominator	21,947	21,740	21,886	21,725

Net earnings (loss) per share — basic and diluted	$.01	$(.09)	$.07	$(.38)

Image Entertainment, Inc.
and Subsidiaries
Notes To Consolidated Financial Statements
(Unaudited)
Outstanding common stock options and warrants not included in the computation of diluted net earnings per share for the three months and nine months ended December 31, 2008 totaled 3,414,000. Outstanding common stock options and warrants not included in the computation of diluted net loss per share totaled 3,262,000 for the three and nine months ended December 31, 2007. They were excluded as their effect would be antidilutive.
Note 10. Other Expenses and Income.
Other expenses of $794,000 for the three months ended December 31, 2008 and other income of $2,222,000 for the nine months ended December 31, 2008, as applicable, includes:
•	$2,000,000 received pursuant to a settlement agreement and mutual release relating to a merger agreement and distribution agreement during the June 2008 quarter.

•	$1,025,000 received pursuant to an agreement with a content supplier during the June 2008 quarter.

•	$794,000 and $609,000 in noncash expenses for the three and nine months ended December 31, 2008, respectively, resulting from the change in fair value of a warrant and embedded derivatives.
Other income of $603,000 for the three and nine months ended December 31, 2007 resulted from the change in fair value of a warrant and embedded derivatives.
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
Notes To Consolidated Financial Statements
(Unaudited)
Note 12. Segment Information.
In accordance with the requirements of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” selected financial information regarding our reportable business segments, domestic, digital and international, are presented below. Domestic wholesale distribution of home entertainment programming on DVD accounted for approximately 89% and 91% of our net revenue for the three and nine months ended December 31, 2008, respectively, and 93% and 91% of our net revenue for the three and nine months ended December 31, 2007, respectively. Management evaluates segment performance based primarily on net revenues, operating costs and expenses and earnings (loss) before income taxes. Interest income and expense are evaluated on a consolidated basis and not allocated to our business segments and have been included in the domestic segment below.
For the three months ended December 31, 2008:

(In thousands)	Domestic	Digital	International	Consolidated
Net revenues	$37,629	$976	$551	$39,156
Operating costs and expenses	35,662	853	653	37,168

Earnings (loss) from operations	1,967	123	(102)	1,988
Other expense	1,670	—	—	1,670

Earnings (loss) before income taxes	$297	$123	$(102)	$318

For the three months ended December 31, 2007:

(In thousands)	Domestic	Digital	International	Consolidated
Net revenues	$26,359	$519	$465	$27,343
Operating costs and expenses	28,187	491	412	29,090

Earnings (loss) from operations	(1,828)	28	53	(1,747)
Other expense	298	—	—	298

Earnings (loss) before income taxes	$(2,126)	$28	$53	$(2,045)

For the nine months ended December 31, 2008:

(In thousands)	Domestic	Digital	International	Consolidated
Net revenues	$99,836	$2,707	$1,579	$104,122
Operating costs and expenses	97,869	2,420	1,830	102,119

Earnings (loss) from operations	1,967	287	(251)	2,003
Other expense	392	—	—	392

Earnings (loss) before income taxes	$1,575	$287	$(251)	$1,611

For the nine months ended December 31, 2007:

(In thousands)	Domestic	Digital	International	Consolidated
Net revenues	$66,721	$1,613	$1,520	$69,854
Operating costs and expenses	73,501	1,363	1,380	76,244

Earnings (loss) from operations	(6,780)	250	140	(6,390)
Other expense	1,899	—	—	1,899

Earnings (loss) before income taxes	$(8,679)	$250	$140	$(8,289)

	As of
(In thousands)	December 31, 2008	March 31, 2008
Total assets:
Domestic	$98,116	$83,683
Digital	555	282
International	994	848

Consolidated total assets	$99,665	$84,813

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of Image Entertainment, Inc. and consolidated subsidiaries (“we,” “us,” “our,” or the “Company,” unless otherwise provided) in conjunction with the section entitled “Forward-Looking Statements” and our consolidated financial statements and notes thereto in Item 1 above and with our audited consolidated financial statements and notes thereto, and the information under the headings entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” in our most recent Annual Report on Form 10-K filed on June 30, 2008 as well as the information under the heading “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 and this Quarterly Report.
Overview
General
We are a 25-plus year old company and a leading independent licensee, producer and distributor of home entertainment programming. We have three business segments:
•	domestic (which consists of the United States and Canada);

•	digital; and

•	international.
Our domestic segment primarily consists of acquisition, production and distribution of exclusive DVD/Blu-ray Disc® content and domestic broadcast rights exploitation. Our digital segment consists of sales through our wholly-owned subsidiary, Egami Media, Inc. or “Egami Media”, of exclusive content for digital distribution via video-on-demand, streaming video and download. Our international segment includes international video sublicensing and international broadcast rights exploitation.
We release our vast and growing library of exclusive content on a variety of formats and platforms, including DVD, Blu-ray Disc®, digital (video-on-demand, electronic sell-through and streaming), broadcast television, cable, satellite, theatrical and non-theatrical exploitation as well as audio CD.
Our focus is on a diverse array of general and specialty content, including:
•	Feature Films

•	Comedy

•	Music concerts

•	Urban

•	Theatre

•	Theatrical catalogue films

•	Independent films

•	Foreign and silent films

•	Youth culture/lifestyle

•	Television

•	Gospel

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
Each month, we release an average of over 30 new, exclusive DVD titles, including an average of four feature films, 15 to 20 new, exclusive digital video titles, and three new, exclusive CD and digital audio titles.
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
Merger Agreement
On November 20, 2008, we entered into an Agreement and Plan of Merger, which we refer to as the “Merger Agreement,” with Nyx Acquisitions, Inc., a Delaware corporation, which we refer to as “Nyx,” and The Conceived Group, Inc., a Delaware corporation and wholly owned subsidiary of Nyx, which we refer to as “TCG.” Pursuant to the terms of the Merger Agreement, TCG will merge with and into the Company, which we refer to as the “Merger,” with the Company continuing as the surviving corporation and as a wholly owned subsidiary of Nyx.
Pursuant to the terms of the Merger Agreement, at the effective time of the Merger, which we refer to as the “Effective Time,” each outstanding share of our common stock, par value $.0001 per share, of the Company, other than any shares owned by the Company, Nyx, TCG or any other subsidiary of Nyx, or by any stockholders who are entitled to and who properly exercise appraisal rights under Delaware law, will be cancelled and shall be converted automatically into the right to receive $2.75 in cash, without interest, less any withholding taxes.
Consummation of the Merger is subject to the satisfaction or waiver of customary closing conditions, including (i) the adoption of the Merger Agreement by our stockholders, (ii) the absence of certain legal impediments to the consummation of the Merger, and (iii) the expiration or termination of any required waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976.
We have made customary representations, warranties and covenants in the Merger Agreement, including covenants regarding operation of our business prior to the Effective Time and covenants prohibiting us from soliciting, or providing information or entering into discussions concerning, any Acquisition Proposal (as defined in the Merger Agreement), except in limited circumstances relating to an unsolicited bona fide written Acquisition Proposal that constitutes, or is reasonably expected to lead to, a Superior Proposal (as defined in the Merger Agreement).

The Merger Agreement provides that, upon termination by us under specified circumstances, we would be required to pay $750,000 as a reimbursement of expenses incurred by Nyx and TCG in connection with the transactions contemplated by the Merger Agreement. Upon termination by us in certain other specified circumstances, we would be required to pay a termination fee of $1.8 million to Nyx, including compensation for efforts and resources expended and opportunities forgone by Nyx and TCG in connection with the transactions contemplated by the Merger Agreement. The Merger Agreement further provides that upon termination by us under specified circumstances related to a breach of any representation, warranty, covenant or agreement on the part of the Nyx or TCG, Nyx would be required to pay us a business interruption fee of $1.8 million.
In order to secure payment of the business interruption fee, simultaneously with the execution of the Merger Agreement, Nyx deposited $500,000 cash to an account designated by us, to be held in trust for our benefit subject to certain trust instructions. On February 11, 2009, Nyx paid an additional $1.3 million. The additional amount cured the breach of the Merger Agreement declared by the Company in its letter dated January 29, 2009.
The foregoing summary of the Merger Agreement, and the transactions contemplated thereby, does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Merger Agreement, which was filed with the Securities and Exchange Commission on November 21, 2008 as an exhibit to our Current Report on Form 8-K. In reviewing the Merger Agreement filed as an exhibit to the Current Report on Form 8-K filed by the Company on November 21, 2008, please remember that it is included to provide you with information regarding its terms and is not intended to provide any other factual or disclosure information about the Company or the other parties to the Merger Agreement. The Merger Agreement contains representations and warranties by each of the parties to the Merger Agreement. These representations and warranties have been made solely for the benefit of the other parties to the Merger Agreement and:
•	should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

•	have been qualified by disclosures that were made to the other party in connection with the negotiation of the Merger Agreement, which disclosures are not necessarily reflected in the Merger Agreement;

•	may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and

•	were made only as of the date of the Merger Agreement or such other date or dates as may be specified in the Merger Agreement and are subject to more recent developments.
     Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about the Company may be found elsewhere in this Quarterly Report and the Company’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.
In connection with the Merger Agreement, and as required by Nyx as a condition to its execution of the Merger Agreement, on November 20, 2008, certain of our stockholders entered into voting agreements with Nyx and TCG, which we refer to as the “Voting Agreements,” pursuant to which the stockholders agreed, among other things, to vote their shares of our common stock in favor of adoption of the Merger Agreement. If the Merger Agreement is terminated in accordance with its terms, the Voting Agreements will also terminate. The stockholders who have entered into Voting Agreements owned, in the aggregate, approximately 38.6% of the outstanding shares of our common stock as of November 20, 2008.
Fiscal 2009 Strategy
Our fiscal 2009 strategy of acquiring and distributing cast-driven feature films has been financially successful for the first nine months of the fiscal year and has greatly contributed to our significantly higher net revenues and earnings from operations for the first nine months of this fiscal year. Net revenues for the three and nine months ended December 31, 2008 were $39,156,000 and $104,122,000, respectively, a 43% and 49% increase over the three and nine months ended December 31, 2007, respectively. We generated earnings from operations of $1,988,000 and $2,003,000 for the three and nine months ended December 31, 2008, respectively, compared to operating losses of $1,747,000 and $6,390,000 for the three and nine months ended December 31, 2007, respectively.

The closing of the independent and specialty divisions of many of the major studios and the financial challenges that face some of the current independent distributors have helped to provide us with content acquisition and distribution opportunities. We have focused on a new feature film initiative by acquiring cast-driven product that has built-in consumer awareness. This business concentrates primarily on the acquisition of finished feature films via festivals, agency screenings, and producer relationships. Most of these films are what we call “direct-to-video” and will generally not garner a traditional theatrical release of most bigger-budgeted studio films.
However, our early successes in the direct-to-video market have allowed us to expand and secure theatrical distribution rights to higher-profile feature films as well. Our release strategy (which currently entails our contracting with a theatrical sub-distributor) for theatrical product is conservative, limiting our prints and advertising expenditures, which we refer to as “P&A Costs,” so that in the event of theatrical failure, we believe we would be able to recoup the P&A Costs from sales made through other markets such as broadcast, digital, DVD, and Blu-ray Disc®. In addition, our agreements with our licensors allow us to recoup P&A Costs as recoupable distribution expenses.
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
Our efforts towards bolstering our slate of feature film acquisitions have given us a true presence, and have garnered much attention in the film industry by producers, agents, managers and filmmakers. The following high-profile programs were recently acquired:
•	Exclusive U.S. rights to a romantic comedy titled “Management,” starring Jennifer Aniston, Woody Harrelson, Steve Zahn and Fred Ward, and written and directed by Emmy-nominated Stephen Belber (TV’s “Law & Order” and “Third Watch”). We will release the film theatrically in major markets across the country in spring 2009. “Management” is a romantic comedy about a young woman (Aniston) whose chance encounter with a young man (Zahn) managing the roadside motel she stays in turns into an unexpected relationship.

•	Exclusive North American rights to a suspense thriller titled “In the Electric Mist,” starring Academy Award-Winner Tommy Lee Jones, as well as Mary Steenburgen, Ned Beatty, John Goodman and Peter Sarsgaard. The film is based on the best-selling novel by James Lee Burke, and follows the story of legendary detective, Dave Robicheaux as he investigates a series of gruesome murders and hunts down an elusive serial killer in Iberia parish, Louisiana. The film is slated for release in March 2009.

•	Exclusive U.S. distribution rights to “The Edge of Love,” starring Keira Knightley, Sienna Miller, Cillian Murphy and Matthew Rhys. The film is based on John Maybury’s acclaimed biopic of famed poet Dylan Thomas. The screenplay was written by Sharman MacDonald (Knightley’s mother) and inspired by Dylan Thomas’ real-life love letters sent to his wife during WWII. We acquired all US rights (except theatrical) at the Toronto International Film Festival in September 2008. The film will open theatrically in limited markets beginning March 13.

In addition, we continue to be a leader in the specialty home entertainment market. Recent highlights include the following high-profile agreements:
•	Exclusive distribution agreement with Big Vision Entertainment, LLC, one of the fastest growing special-interest home video labels in the country. The exclusive U.S. distribution agreement includes all home video and certain digital rights to all of Big Vision Entertainment’s previously released programming, as well as all future titles throughout the term of the agreement. Among the many titles we acquired as part of the agreement is the popular Sci-Fi Channel series “Ghost Hunters.”

•	Exclusive agreement with Terry Fator to produce and distribute a live performance show of the acclaimed celebrity impressionist, singer, comedian and ventriloquist. The agreement provides us exclusive worldwide home video, digital, television, non-theatrical and audio rights. The performance will be filmed in high definition in late February at The Mirage in Las Vegas. Fator captured the country’s heart when he won first place in NBC’s “America’s Got Talent” and will headline at The Mirage in Las Vegas, Nevada. Fator will begin performing to sell-out crowds in the newly named 1,265-seat Terry Fator Theatre beginning February 14.

•	Exclusive agreement with BKN Home Entertainment Inc., a wholly owned American subsidiary of global animation company BKN International AG. The agreement gives us exclusive U.S. and Canadian DVD and digital distribution rights for BKN Home Entertainment’s entire catalog consisting of more than 300 different episodes from more than 26 properties including “Legend of the Dragon,” “Kong” and “Zorro — Generation Z.” The agreement will also give us an exclusive first-look at all new BKN Home Entertainment content, and extend to all of BKN Home Entertainment’s high-definition content.
We recently received nominations for two of our titles for the upcoming 81st Academy Awards® that will be presented on February 22, 2009:
•	Our title “Encounters at the End of the World,” written and directed by award-winning filmmaker Werner Herzog, was nominated for an Oscar® in the Best Documentary Feature category. Werner Herzog takes his camera to Antarctica where we meet the odd men and women who have dedicated their lives to furthering the cause of science in treacherous conditions. We acquired “Encounters at the End of the World” in January 2008, released it theatrically (through a service deal with ThinkFilm) in June 2008 and released it on DVD, Blu-ray™ and digital in November 2008. The film was one of 94 documentaries qualified in the category that were reviewed by the Academy’s Documentary Branch Screening Committee.

•	Our upcoming Criterion release, “Revanche,” was nominated for an Oscar® in the Best Foreign Language Film category. An ex-con falls in love with a beautiful prostitute, nurturing a fantasy of saving her from her loathsome pimp. He whisks her away from the red-light district with one plan: to rob a bank one last time and ride off happily to live a quiet life with his girl.
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
Egami Media continues to be a consistently valued provider of digital content in several key categories. Of particular note is the strong performance our stand-up comedy titles consistently deliver on iTunes, Amazon and other sites. Promotional and marketing efforts have resulted in a regular, well placed presence on retailer main pages, genre pages and in marketing emails sent out by retailers which drive sales of key releases. Egami Media is a direct provider of content to iTunes, which continues to dominate the digital rental and sell-through arena. We continue to expand our catalog offerings across all retail sites while achieving a digital day-and-date release schedule for most new releases. The increasingly broad distribution of our deeper catalog and the timely release of new frontline titles are generating increased digital revenues. Additionally, Egami Media is testing select content in various developing business models, including ad-supported streaming of primarily episodic programs (e.g., Hulu.com and Youtube.com), subscription streaming (Netflix.com) and public library streaming. As these and other models mature, Egami Media is well positioned to move our library into areas of increased consumer adoption and away from those not generating significant revenues.
While our primary business remains the domestic acquisition and distribution of content for release on DVD and Blu-ray Disc®, we seek to secure and exploit the broadest possible range of entertainment distribution rights for all of our exclusive content acquisitions.

Update to Our NASDAQ Listing
On August 4, 2008, we received a letter from the Listing Qualifications Department of The NASDAQ Stock Market indicating that for the last 30 consecutive trading days, our publicly held shares had not maintained a minimum market value of $15 million as required under NASDAQ Marketplace Rule 4450(b)(3). We were subject to delisting if we were unable to comply with the minimum market value requirements by November 3, 2008, which date was later extended to February 6, 2009.
On December 23, 2008, we received a letter from the Listing Qualifications Department of The NASDAQ Stock Market indicating that we had met the minimum market value of publicly held shares of $15 million for ten consecutive trading days. Accordingly, we have regained compliance with NASDAQ Marketplace Rule 4450(b)(3) and are no longer subject to delisting for the prior failure to satisfy the rule.
Third Quarter Fiscal 2009 Highlights
•	Net revenues increased 43.2% to $39,156,000, from net revenues of $27,343,000 for the third quarter of fiscal 2008. The increase was primarily a result of the strong new release performance of both our feature film and non-feature film programming.

•	Gross profit margins were 25.4%, compared to 19.4% for the third quarter of fiscal 2008.

•	Selling expenses were 9.8% of net revenues, down from 10.3% of net revenues for the third quarter of fiscal 2008. The decrease was primarily a result of the fixed cost component of selling expenses being spread against significantly higher revenues for the December 2008 quarter.

•	General and administrative expenses were $4,128,000, as compared to $4,071,000 for the third quarter of fiscal 2008.
•	Included in the third quarter ended December 31, 2008 were $561,000 in costs relating to the proposed Merger.
•	Earnings from operations were $1,988,000, as compared to a loss from operations of $1,747,000, for the third quarter of fiscal 2008.

•	Other expense was $794,000, as compared to other income of $603,000, for the third quarter of fiscal 2008. Both amounts represent the noncash impact of the change in fair value of our warrant and embedded derivatives associated with our senior convertible note with Portside Growth and Opportunity Fund.

•	Our net earnings were $304,000 ($.01 per diluted share), as compared to a net loss of $2,052,000 ($.09 per diluted share) for the third quarter of fiscal 2008.
The highlights above are intended to identify significant operating results for the quarter ended December 31, 2008. However, these highlights are not intended to be a full discussion of our results for the quarter. These highlights should be read in conjunction with the discussions under the headings “Results of Operations” and “Liquidity and Capital Resources” below, and with our unaudited consolidated financial statements and notes thereto included elsewhere in this Quarterly Report.

Liquidity and Capital Resources
Liquidity
As of December 31, 2008, we had cash of $780,000, as compared to $1.6 million as of December 31, 2007. We believe that projected cash flows from operations, borrowing availability under our revolving line of credit (as discussed below), cash on hand, and trade credit will provide the necessary capital to meet our projected operating cash requirements for at least the next 12 months, with the exception of the July 30, 2009 principal payment due under our senior convertible note as described under “—Long-Term Debt” below.
Our working capital has historically been generated from the following sources:
•	operating cash flows;

•	availability under our revolving line of credit;

•	private placement of debt and equity instruments;

•	advances from our disc manufacturer; and

•	trade credit.
The more significant sources of working capital during the nine months ended December 31, 2008 were:
•	$2,000,000 received pursuant to a legal settlement relating to a merger agreement and a distribution agreement;

•	$1,025,000 received pursuant to an agreement with a content supplier;

•	net borrowings of $6,899,000 under our revolving line of credit to fund advance content acquisition, participation payments and increased advertising and promotional expenditures; and

•	increased accounts payable, accrued royalties, fees and liabilities resulting primarily from increased manufacturing requirements and significantly higher nine month net revenues.
The more significant uses of working capital during the nine months ended December 31, 2008 were:
•	increased trade accounts receivables of $15,745,000 as a result of our approximately 43.2% increase in comparative December 2008 quarter revenues;

•	increased royalty and distribution fee advance payments for exclusive content of $5,638,000;

•	principal payments of $2,594,000 under our manufacturing advance obligation.
On January 15, 2009 and in accordance with our Canadian distribution agreement with Entertainment One, we received the final $1.5 million advance due under the agreement. The advance is recoupable by Entertainment One through future purchases from us and will be recorded as a component of deferred revenue in the consolidated balance sheet as of March 31, 2009. Through our output distribution agreement, Entertainment One has the Canadian distribution rights to our catalogue and upcoming product in the areas of theatrical, home entertainment, television and digital through 2012.
Given our history of losses and negative cash flows, it is possible that we will find it necessary to supplement these sources of working capital with additional financing to sustain operations. Our restricted borrowing capacity under our revolving line of credit, coupled with our business strategies not succeeding as rapidly as planned, could cause a shortfall in working capital and an inability to pay all required principal payments due under our senior convertible note. For further discussion see “Senior Convertible Note” below. Additionally a shortfall in working capital could prevent us from making expenditures to continue acquiring higher-profile content and otherwise enhance our business. If our losses continue, we risk defaulting on the terms of our revolving credit facility. A default on our revolving credit facility, which if not waived by our lender, could cause our long-term obligations to be accelerated, making further borrowing difficult and more expensive and jeopardize our ability to continue operations. If we are unable to rely solely on existing debt financing and are unable to obtain additional debt financing, we may find it necessary to raise additional capital in the future through the sale of equity or debt securities, which could dilute existing stockholders. There can be no assurance that additional financing will be available at acceptable terms, if at all. The lack of acceptable replacement financing for the Portside obligation, could impact our ability to continue to operate as a going concern.
Capital Resources
Revolving Credit Facility. Our Loan and Security Agreement, as amended, with Wachovia Capital Finance Corporation (Western) provides us with a revolving line of credit of up to $20 million. Actual borrowing availability under the line is based upon our level of eligible accounts receivable. The term of the Loan and Security Agreement ends on May 4, 2010.

Borrowings bear interest at either the Prime Rate plus up to 0.75% (4.00% at December 31, 2008) or, at our option, LIBOR plus up to 2.75% (4.17% at December 31, 2008), subject to minimum borrowing levels. The level of interest rate margin to Prime Rate or LIBOR is dependent upon our future financial performance as measured by EBITDA, earnings before interest, taxes, depreciation and amortization, as defined in the Loan and Security Agreement.
We are required to maintain a minimum Fixed Charge Coverage Ratio, as defined in the Loan and Security Agreement. The measurement is for each three month period on or after:
•	December 31, 2008, 1.0 to 1.0
The measurement is also for each six month period on or after:
•	March 31, 2009, 1.0 to 1.0

•	June 30, 2009, 1.1 to 1.0
If we maintain minimum borrowing availability equal to, or greater than, $2.5 million, this financial covenant will not be tested for compliance. At December 31, 2008, we were in compliance with all of the covenants in the Loan and Security Agreement.
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
At December 31, 2008, we had $12.1 million outstanding and had borrowing availability of $7.9 million under our revolving line of credit.
Long-Term Debt
Senior Convertible Note. The first $4,000,000 bi-annual principal payment due under the $17,000,000 principal senior convertible note held by Portside Growth and Opportunity Fund was paid on January 30, 2009. Remaining bi-annual principal payments are in the amount of $4,000,000 of principal plus interest, subject to meeting certain financial covenants under our Loan and Security Agreement. The $4,000,000 paid in January 2009 and the next $4,000,000 bi-annual principal payment due on July 30, 2009 have been classified as current in the accompanying consolidated balance sheet at December 31, 2008.
We currently do not expect that cash flows from operations will be sufficient to fund the next scheduled $4,000,000 principal payment due on July 30, 2009, and may not be able to pay any of the remaining scheduled principal payments as required. We will seek to renegotiate the terms of our remaining debt obligations to Portside to allow us to maintain adequate working capital for operations, which may include partial cash payment and issuance of shares of our common stock. At this time, we cannot estimate the consideration, if any, that Portside may require in order to modify the schedule and amount of required principal payments. If we are unable to reach agreement with Portside by June 30, 2009, we may seek to attempt to issue equity or debt securities for cash to new or existing stockholders. It may be difficult to obtain additional financing if the prevailing instability in the credit and financial markets continues. The incurrence of additional indebtedness would result in increased fiscal interest payment obligations and could contain restrictive covenants. The sale or issuance of additional equity or convertible debt securities may result in dilution to our stockholders and the granting of superior rights to the investors. These additional sources of funds may not be available or, if available, may not be available on terms favorable to us. If we are unable to renegotiate or refinance our maturing debt, our failure to repay the debt will result in an event of default which, if not cured or waived, could cause a cross default of our other debt agreements, including the Loan and Security Agreement. Any cross-default would result in our other debt becoming immediately due and payable, which may adversely impact our liquidity and ability to satisfy our working capital needs and thus impact our ability to continue to operate as a going concern.
Disc Replication Agreement and Related Advance. At December 31, 2008, we had $4.2 million remaining outstanding under the original $10 million interest-free advance from Arvato, exclusive of the imputed and recorded debt discount. Arvato exclusively manufactures our DVDs and manufactures the majority of our CDs. Principal is repaid at $0.20 per DVD manufactured, plus payment of a $0.04 administrative fee per DVD manufactured.

Contractual Obligations and Commercial Commitments
The following table summarizes our contractual obligations at December 31, 2008.

	Payments due by fiscal period
		Remainder
(In thousands)	Total	of 2009	2010	2011	2012	2013	Thereafter
Contractual Obligations:
Operating lease obligations	$6,022	$255	$1,041	$1,068	$1,096	$1,123	$1,439
Capital lease obligations	148	20	83	45	—	—	—
Debt obligations	21,181	4,750	10,433	4,998	1,000	—	—
Revolving credit facility	12,064	12,064	—	—	—	—	—
Licensing and exclusive distribution agreements	7,510	3,635	3,875	—	—	—	—
Employment obligations	2,357	1,083	1,274	—	—	—	—

Total	$49,282	$21,807	$16,706	$6,111	$2,096	$1,123	$1,439

Advances and guarantees included in the table above, under “Licensing and exclusive distribution agreements,” are prepaid and thus recoupable against future royalties, distribution fees and profit participations earned by our exclusive program suppliers in connection with revenues generated by those rights. As we have historically, we expect to fund these commitments through recoupment of existing advances, our revolving line of credit, negotiation of revised payment terms or the refinancing of our senior convertible note and other working capital.
Off-Balance Sheet Arrangements
We currently do not have any off-balance sheet arrangements.
Results of Operations
Revenues
The following table presents consolidated net revenues by reportable business segment for the three and nine months ended December 31, 2008 and 2007, respectively.

	Three Months Ended December 31,			Nine Months Ended December 31,
	2008	2007	% Change	2008	2007	% Change
	(in thousands)			(in thousands)
Net revenues
Domestic	$37,629	$26,359	42.8%	$99,836	$66,721	49.6%
Digital	976	519	88.1	2,707	1,613	67.8
International	551	465	18.5	1,579	1,520	3.9

Consolidated	$39,156	$27,343	43.2%	$104,122	$69,854	49.1%

Domestic Revenues. Distribution of both feature film and non-feature film programming on primarily the DVD/Blu-ray Disc® format fueled the significant growth in our domestic revenues during the three and nine months ended December 31, 2008. See “—Overview—Fiscal 2009 Strategy” above.
Our most significant new releases during the quarter ended December 31, 2008, as compared to the quarter ended December 31, 2007, were:

December 2008 Quarter	December 2007 Quarter

DVDs	DVDs
Jeff Dunham: Very Special Christmas Special	Deadliest Catch: Season 2 (Discovery)
Stuck (Mena Survari)	Berlin Alexanderplatz (Criterion)
The Who: Live at Kilburn: 1977	Undead or Alive (Chris Kattan)
Ghost Hunters: Season 4: Part 1	Caligula: Imperial Edition
The Legend of Sasquatch (Animated: William Hurt)	Mythbusters: Collection 2 (Discovery)
Essential Dinosaur Pack (Discovery)	Days of Heaven (Criterion)
Crashing (Campbell Scott)	Two-Lane Blacktop (Criterion)
The Good Life (Zooey Deschanel)	Breathless (Criterion)
Bottle Rocket (Wes Anderson, Owen Wilson: Criterion)
Encounters at the End of the World (Werner Herzog)
Survivorman: Season 2 (Discovery)

Digital Revenues. Digital distribution continues to be a strong growth area for us. Our digital distribution segment revenues continue to increase as consumers increase their purchases of digital content in an expanding marketplace. See “—Overview—Fiscal 2009 Strategy” above.
Cost of Sales and Gross Margins
The following table presents consolidated cost of sales by reportable business segment and as a percentage of related segment net revenues for the three and nine months ended December 31, 2008 and 2007, respectively.

	Three Months Ended December 31,			Nine Months Ended December 31,
	2008	2007		2008	2007
	(in thousands)			(in thousands)
Cost of sales:
Domestic	$28,206	$21,376		$76,045	$53,744
Digital	576	343		1,606	930
International	437	314		1,172	1,021

Consolidated	$29,219	$22,033		$78,823	$55,695

			% Change			% Change

As a percentage of segment net revenues:
Domestic	75.0%	81.1%	(6.1)%	76.2%	80.6%	(4.4)%
Digital	59.0	66.1	(7.1)	59.3	57.7	1.6
International	79.3	67.5	11.8	74.2	67.2	7.0

Consolidated	74.6%	80.6%	(6.0)%	75.7%	79.7%	(4.0)%

Our consolidated cost of sales for the three and nine months ended December 31, 2008 were 74.6% and 75.7% of net revenues, respectively, improving from 80.6% and 79.7% of net revenues for the three and nine months ended December 31, 2007, respectively. Accordingly, our consolidated gross margins for the three and nine months ended December 31, 2008 improved to 25.4% and 24.3% of net revenues, respectively, compared to 19.4% and 20.3%, for the three and nine months ended December 31, 2007, respectively.
Domestic Gross Margin. The increase in gross margins for our domestic segment, as a percentage of segment net revenues, is primarily related to a more favorable sales mix of programming. In general, each of our exclusive agreements has differing terms.
Other items affecting our domestic gross margins include:
•	the sales mix of individual titles;

•	the strength of a title’s sales performance;

•	the selling price of a title;

•	the costs that we are responsible for, including disc manufacturing costs; and

•	net-profit participations, specifically the royalty rates, distribution fees retained and profit splits inherent in the agreements.

Some specific factors contributing to the increase in domestic gross margins for the three and nine months ended December 31, 2008, as compared to the three and nine months ended December 31, 2007 were:
•	During the three and nine months ended December 31, 2008, we benefited from a larger share of revenue generated by higher-margin exclusive programming agreements compared to lower-margin exclusive programming agreements.

•	We incurred reduced distribution expenses pursuant to the agreement with Arvato for replicating, warehousing and fulfilling our retail orders which has positively impacted our gross margins. Warehousing, shipping, freight and fulfillment expenses were 4.0% and 4.1% of domestic revenues for the three and nine months ended December 31, 2008, respectively, compared to 5.0% and 7.2% for the three and nine months ended December 31, 2007, respectively.

•	For the nine months ended December 31, 2008, our provision for lower of cost or market inventory writedowns was $1,040,000, or 1.0% of domestic net revenues, as compared to $1,678,000, or 2.5% of domestic net revenues, for the nine months ended December 31, 2007.
Some specific factors partially offsetting the increase in domestic gross margins for the three and nine months ended December 31, 2008, as compared to the three and nine months ended December 31, 2007 were:
•	In our continuing efforts to increase customer demand for our programming, we incurred higher market development funds and pricing adjustments, as a percentage of domestic net revenues, for product sold to our customers during the three and nine months ended December 31, 2008, as compared to prior year periods. For the three and nine months ended December 31, 2008, our market development funds and pricing adjustments were 7.9% and 6.2%, of domestic revenues (calculated gross of these reductions), respectively, as compared to 5.4% and 3.3% for the three and nine months ended December 31, 2007, respectively.
Digital Gross Margin. We experienced higher gross margins for the three and nine months ended December 31, 2008 as compared to prior-year periods due to a more favorable sales mix.
International Gross Margin. Gross margins for the international segment fluctuate based on mix of titles sold during the respective periods.
Selling Expenses
The following table presents consolidated selling expenses by reportable business segment and as a percentage of related segment net revenues for the three and nine months ended December 31, 2008 and 2007, respectively.

	Three Months Ended December 31,			Nine Months Ended December 31,
	2008	2007	% Change	2008	2007	% Change
	(in thousands)			(in thousands)
Selling expenses:
Domestic	$3,581	$2,743	30.6%	$10,949	$6,820	60.5%
Digital	90	50	80.0	222	156	42.3
International	150	23	552.2	415	61	580.3

Consolidated	$3,821	$2,816	35.7%	$11,586	$7,037	64.6%

As a percentage of segment net revenues:
Domestic	9.5%	10.4%	(0.9)%	11.0%	10.2%	0.8%
Digital	9.2	9.6	(0.4)	8.2	9.7	(1.5)
International	27.2	4.9	22.3	26.3	4.0	22.3

Consolidated	9.8%	10.3%	(0.5)%	11.1%	10.1%	1.0%

Domestic Selling Expenses. The decrease in domestic selling expenses, as a percentage of segment net revenues for the three months ended December 31, 2008 was primarily due to the spreading of fixed segment selling expenses over significantly higher revenues for the quarter. The increase for the nine months ended December 31, 2008 was due to increased advertising and promotional expenses associated with our new feature film distribution activities. Advertising and promotional expenses were 5.6% of domestic net revenues for the nine months ended December 31, 2008, as compared to 4.5% for the nine months ended December 31, 2007.

International Selling Expenses. The increase in international selling expenses is a combination of increased costs for personnel focused on broadcast and sublicense revenue generation and sales-focused trade shows.
General and Administrative Expenses
The following table presents consolidated general and administrative expenses by reportable business segment and as a percentage of related segment net revenues for the three and nine months ended December 31, 2008 and 2007, respectively.

	Three Months Ended December 31,			Nine Months Ended December 31,
	2008	2007	% Change	2008	2007	% Change
	(in thousands)			(in thousands)
General and administrative expenses:
Domestic	$3,874	$3,897	(0.6)%	$10,875	$12,325	(11.8)%
Digital	188	99	89.9	592	277	113.7
International	66	75	(12.0)	243	298	(18.5)

Consolidated	$4,128	$4,071	1.4%	$11,710	$12,900	(9.2)%

As a percentage of segment net revenues:
Domestic	10.3%	14.8%	(4.5)%	10.9%	18.5%	(7.6)%
Digital	19.3	19.1	0.2	21.9	17.2	4.7
International	12.0	16.1	(4.1)	15.4	19.6	(4.2)

Consolidated	10.5%	14.9%	(4.4)%	11.2%	18.5%	(7.3)%

Domestic General and Administrative Expenses. The decrease in domestic general and administrative expenses for the three and nine months ended December 31, 2008, as compared to prior year periods, was primarily due to:
•	We incurred reduced non-operating expenses associated with two separate merger processes for the nine months ended December 31, 2008 as compared to the fiscal 2008 period. During the fiscal 2009 periods, the expenses relate to the ongoing merger process with Nyx whereas in the prior year periods, the expenses relate to a terminated merger process.
•	For the three and nine months ended December 31, 2008, we have incurred $561,000 and $627,000, respectively, in legal, investment banking and other costs related to the current merger process as compared to $228,000 and $1,174,000 for the three and nine months ended December 31, 2007.
•	We incurred reduced third-party accounting expenses of $149,000 and $44,000 for the three and nine months ended December 31, 2008, respectively, as compared to prior year periods.

•	We incurred reduced third-party consulting expenses relating to our continuing compliance with the requirements of Sarbanes-Oxley Section 404 of $93,000 and $82,000 for the three and nine months ended December 31, 2008, respectively, as compared to prior year periods.

•	We incurred reduced property and equipment depreciation and amortization expenses of approximately $605,000 for the nine months ended December 31, 2008, as a result of the prior fiscal year closure of our Las Vegas, Nevada distribution facility.
Partially offsetting the noted decreases to general and administrative expenses for the nine months ended December 31, 2008 were higher personnel costs of $116,000.
Digital General and Administrative Expenses. The increase in digital general and administrative expenses is a result of increased personnel in an effort to manage and continue revenue growth.
Restructuring Expenses
For the three months ended December 31, 2007, we incurred $170,000 in distribution facility lease termination expenses. For the nine months ended December 31, 2007, we incurred a total of $612,000 of restructuring charges comprising $248,000 and $364,000 in distribution facility lease termination expenses and involuntary employee termination expenses, respectively. We had no restructuring expenses for the three and nine months ended December 31, 2008.

Interest Expense
The following table presents interest expense, net of interest income, for the three and nine months ended December 31, 2008 and 2007, respectively.

	Three Months Ended December 31,			Nine Months Ended December 31,
	2008	2007	% Change	2008	2007	% Change
	(in thousands)			(in thousands)
Noncash amortization of debt discount	$273	$323	(15.5)%	$857	$961	(10.8)%
Noncash amortization of deferred financing costs	97	97	—	290	296	(2.0)
Cash interest expense, net of interest income	506	481	5.2	1,467	1,245	17.8

Interest expense, net of interest income	$876	$901	(2.8)%	$2,614	$2,502	4.5%

As a percentage of net revenues	2.2%	3.3%	(1.1)%	2.5%	3.6%	(1.1)%
Interest expense, net of interest income, for the three months ended December 31, 2008 was slightly lower as a result of lower weighted average interest rates, almost entirely offset by weighted average higher interest bearing debt levels. For the nine months ended December 31, 2008, interest expense, net of interest income, was greater as a result of higher weighted average interest bearing debt levels, partially offset by lower weighted average interest rates.
Other Expenses and Income
Other expenses of $794,000 for the three months ended December 31, 2008 and other income of $2,222,000 for the nine months ended December 31, 2008, as applicable, includes:
•	$2,000,000 received pursuant to a settlement agreement and mutual release relating to a merger agreement and distribution agreement during the June 2008 quarter.

•	$1,025,000 received pursuant to an agreement with a content supplier during the June 2008 quarter.

•	$794,000 and $609,000 in noncash expenses for the three and nine months ended December 31, 2008, respectively, resulting from the change in fair value of a warrant and embedded derivatives.
Other income of $603,000 for the three and nine months ended December 31, 2007 resulted from the change in fair value of a warrant and embedded derivatives.
Income Taxes
We recorded Federal and state income tax expenses of approximately $14,000 and $76,000 for the three and nine months ended December 31, 2008, respectively, using an estimated effective tax rate of 4.7% for fiscal 2009.
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

Consolidated Net Earnings (Loss)
For all of the foregoing reasons, our net earnings for the three months ended December 31, 2008 was $304,000, or $.01 per basic and diluted share, compared to a net loss of $2,052,000, or $.09 per basic and diluted share for the three months ended December 31, 2007. Net earnings for the nine months ended December 31, 2008 were $1,535,000, or $.07 per basic and diluted share, compared to a net loss of $8,334,000, or $.38 per basic and diluted share, for the nine months ended December 31, 2007.
Critical Accounting Policies and Procedures
There have been no significant changes in the critical accounting policies disclosed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” included in our most recent Annual Report on Form 10-K for the fiscal year ended March 31, 2008.
Revenue sharing with some of our rental customers is becoming a material portion of our revenues as a result of our feature film distribution on DVD and Blu-ray Disc®. Under revenue sharing arrangements, rental revenue is recognized when we are entitled to receipts and such receipts are determinable based upon reporting received from our customers.
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
Interest Rate Fluctuations
At December 31, 2008, approximately $12.1 million of our outstanding borrowings were subject to changes in interest rates. We do not use derivatives to manage this interest rate risk. This exposure is linked to the Prime Rate and LIBOR.
Management believes that moderate changes in the Prime Rate or LIBOR would not materially impact our operating results or financial condition. For example, a 1.0% change in interest rates would result in an approximate $121,000 annual impact on pre-tax earnings (loss) based upon our outstanding borrowings at December 31, 2008.
Foreign Currency Exchange Rate Fluctuations
At December 31, 2008, a nominal amount of our accounts receivable was related to international distribution and denominated in foreign currencies and, accordingly, is subject to future foreign exchange rate risk. To date, we have not entered into foreign currency exchange contracts to manage this risk. Management believes that moderate changes in foreign exchange rates will not materially affect our operating results or financial condition.

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
For further information on legal proceedings involving the Company, see Part I, Item 3. “Legal Proceedings” of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008 and Part II, Item 1 “Legal Proceedings” of the Company’s Quarterly Reports on Form 10-Q for the quarterly periods ended June 30 and September 30, 2008.
Item 1A. Risk Factors.
Our results of operations and financial condition are subject to numerous risks and uncertainties described in our Annual Report on Form 10-K for our fiscal year ended March 31, 2008, filed on June 30, 2008, and our Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, filed on November 13, 2008. Additionally, the closing of the Merger Agreement is subject to numerous risks and uncertainties described in our definitive proxy statement on Schedule 14A filed with the SEC on January 15, 2009. You should carefully consider these risk factors in conjunction with the other information contained in this Quarterly Report. Should any of these risks materialize, our business, financial condition and future prospects could be negatively impacted. Except as set forth below or as previously reported in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, there have been no material changes to the risk factors set forth in the above-referenced Form 10-K:
Global recession could adversely impact our revenues and operating results. While our revenues were not materially impacted during the three and nine months ended December 31, 2008 by the current crisis in the financial and credit markets, entertainment programming is an elective expenditure for consumers. A global or national recession resulting from this crisis could lead to consumers scaling back purchases of our programming along with other reductions in spending. Retailers may react to reduced demand with increased product returns and reduced future purchases of our programming, which could adversely impact our revenues and operating results.
If we are unable to renegotiate or refinance the payment terms under our senior convertible note, we may trigger cross-defaults under our other debt agreements and face liquidity issues. We currently do not expect that cash flows from operations will be sufficient to fund our next scheduled $4,000,000 principal payment on our senior convertible note due to Portside Growth and Opportunity Fund on July 30, 2009, and may not be able to pay any of the remaining scheduled principal payments as required. We will seek to renegotiate the terms of our remaining debt obligations to Portside to allow us to maintain adequate working capital for operations, which may include partial payment and issuance of shares of our common stock. At this time, we cannot estimate the consideration, if any, that Portside may require in order to modify the payment schedule and amount of required principal payments. If we are unable to reach agreement with Portside by June 30, 2009, we may seek to attempt to issue equity or debt securities for cash to new or existing stockholders. It may be difficult to obtain additional financing if the prevailing instability in the credit and financial markets continues. The incurrence of additional indebtedness would result in increased fiscal interest payment obligations and could contain restrictive covenants. The sale or exchange of additional equity or convertible debt securities may result in dilution to our stockholders and the granting of superior rights to the investors. These additional sources of funds may not be available or, if available, may not be available on terms favorable to us. If we are unable to renegotiate or refinance this maturing debt, our failure to repay the debt will result in an event of default which, if not cured or waived, could cause a cross-default under our other debt agreements, including our loan agreement with Wachovia. Any cross-default would result in our other debt becoming immediately due and payable, which may adversely impact our liquidity and our ability to satisfy our working capital needs and thus impact our ability to continue as a going concern.

The proposed merger with Nyx Acquisitions may not result in a definitive transaction or enhance stockholder value, and may create a distraction for our management and uncertainty that may adversely affect our operating results and business. On November 20, 2008, we entered into a merger agreement whereby we would be acquired by Nyx Acquisitions, Inc. for $2.75 per share of our common stock. This transaction is subject to approval by our stockholders and subject to the satisfaction or waiver of other customary closing conditions. There are various uncertainties and risks relating to our proposed merger with Nyx Acquisitions, including:
•	There may be potential adverse effects on our business and operations because of certain covenants we agreed to in the merger agreement. One of these covenants requires us to conduct our business only in the ordinary course prior to the completion of the merger, subject to specific limitations or Nyx Acquisitions’ consent, which may delay or prevent us from undertaking business opportunities that may arise pending completion of the merger;

•	We may not be able to retain and, if necessary, attract key employees, particularly in light of the proposed merger;

•	The announcement of the merger may affect our clients, customers and partner relationships, operating results and business generally;

•	There may be risks that the proposed merger disrupts current plans and operations and we may not be able to respond effectively to competitive pressures, industry developments and future opportunities;

•	There may be litigation regarding the merger;

•	The failure of the merger to close in a timely manner or at all, may adversely affect our business and the price per share of our common stock;

•	The possibility that, although the merger provides our stockholders the opportunity to realize a premium over the price at which our common stock traded immediately prior to the public announcement of the merger, the price of our common stock might have increased in the future to a price greater than $2.75 per share;

•	If the merger does not close, stockholders will not realize the anticipated benefits of the merger;

•	Completion of the merger will require a significant amount of time and attention from our management. The diversion of management attention away from ongoing operations could adversely affect our business; and

•	We are restricted in our ability to solicit or engage in discussions or negotiations with a third party regarding specified transactions involving us, and we must pay Nyx Acquisitions a termination fee of $1.8 million in order for our board of directors to accept a superior proposal.
If we are unable to consummate the merger with Nyx Acquisitions our financial condition and stock price could be adversely impacted. Our proposed merger with Nyx Acquisitions could fail for various reasons, including a failure to obtain the requisite vote of our stockholders in favor of the proposed merger, Nyx Acquisition’s failure to obtain the necessary financing to pay the merger consideration, a failure by any party to satisfy all of their respective closing conditions or a breach by any party that results in a termination of the merger agreement.
If our merger with Nyx Acquisitions is not consummated for any reason, we will remain an independent public company and our common stock will continue to be listed and traded on the Nasdaq Global Market. While we expect that management will operate the business in a manner similar to that in which it is being operated today, if the merger is not consummated, we may suffer negative financial ramifications, including the following:
•	The current market price of our common stock may reflect a market assumption that the merger will occur, and a failure to complete the merger could result in a negative perception by our investors generally and could cause a decline in the market price of our common stock. This could affect our ability to access the equity markets to fund our working capital needs or principal payments on our outstanding indebtedness.

•	We might, under certain circumstances, be required to pay an up to $1.8 million termination fee, and up to $750,000 of expenses, to Nyx Acquisitions, which could adversely impact our liquidity.

•	We will have incurred costs, fees, expenses and charges relating to the merger agreement that may not be recovered.

•	Because we entered into the merger agreement with newly formed entities with essentially no assets, our remedy in connection with a breach of the merger agreement by Nyx Acquisitions or The Consolidated Group is limited to a business interruption fee of $1.8 million (except in the case of fraud or a knowing and intentional breach).
In addition, our stockholders would not realize the anticipated benefits of the merger.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Submission of Matters to a Vote of Security Holders.
On October 17, 2008, the Company held its Annual Meeting of Stockholders. Of the 21,855,718 shares eligible to vote, 17,242,731 shares, or 78.89%, appeared by proxy and established a quorum for the meeting. The stockholders were voting on (i) the election of Class II Directors, David Coriat and Ira S. Epstein, (ii) the approval of the Image Entertainment, Inc. 2008 Stock Awards and Incentive Plan and (iii) the ratification of the selection of BDO Seidman, LLP as the Company’s independent registered public accounting firm for the fiscal year ending March 31, 2009. The proposals listed in the table below were approved by the stockholders.

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
Item 5. Other Information.
None.

Item 6. Exhibits.

2.1
Agreement and Plan of Merger, dated as of November 20, 2008, among Nyx Acquisitions, Inc., The Conceived Group, Inc., and Image Entertainment, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K (File No. 0-11071) filed by Image Entertainment, Inc. on November 21, 2008).

4.1
Amendment No. 4 to Rights Agreement, dated as of November 20, 2008, between Image Entertainment, Inc. and Computershare Trust Company, N.A., as Rights Agent (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 0-11071) filed by Image Entertainment, Inc. on November 21, 2008).

10.1
Image Entertainment, Inc. 2008 Stock Awards and Incentive Plan (incorporated by reference to Appendix A to the definitive proxy statement on Schedule 14A (File No. 0-11071) filed by Image Entertainment, Inc. on August 22, 2008).

10.2
Amendment to Employment Letter Agreement, dated as of December 22, 2008, between Image and David Borshell (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 0-11071) filed by Image Entertainment, Inc. on December 29, 2008).

10.3
Amendment to Employment Letter Agreement, dated as of December 22, 2008, between Image and Jeff Framer (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 0-11071) filed by Image Entertainment, Inc. on December 29, 2008).

10.4
Amendment to Employment Letter Agreement, dated as of December 22, 2008, between Image and Bill Bromiley (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K (File No. 0-11071) filed by Image Entertainment, Inc. on December 29, 2008).

10.5
Amendment to Employment Letter Agreement, dated as of December 22, 2008, between Image and Derek Eiberg (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K (File No. 0-11071) filed by Image Entertainment, Inc. on December 29, 2008).

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Registrant’s President.

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Registrant’s Chief Financial Officer.

32.1	Section 1350 Certification by the Registrant’s President.

32.2	Section 1350 Certification by the Registrant’s Chief Financial Officer.

99.1
Form of Voting Agreement by and between Nyx Acquisitions, Inc. and certain stockholders of Image Entertainment, Inc. (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K (File No. 0-11071) filed by Image Entertainment, Inc. on November 21, 2008).

In reviewing the agreements included or incorporated by reference as exhibits to this Quarterly Report, please remember that they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about the Company or the other parties to the agreement. The agreements contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

•	should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

•	have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

•	may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and

•	were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about the Company may be found elsewhere in this Quarterly Report and the Company’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMAGE ENTERTAINMENT, INC.
Date: February 13, 2009	By:	/S/ DAVID BORSHELL
David Borshell
President (Principal Executive Officer)

Date: February 13, 2009	By:	/S/ JEFF M. FRAMER
Jeff M. Framer
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

2.1
Agreement and Plan of Merger, dated as of November 20, 2008, among Nyx Acquisitions, Inc., The Conceived Group, Inc., and Image Entertainment, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K (File No. 0-11071) filed by Image Entertainment, Inc. on November 21, 2008).

4.1
Amendment No. 4 to Rights Agreement, dated as of November 20, 2008, between Image Entertainment, Inc. and Computershare Trust Company, N.A., as Rights Agent (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 0-11071) filed by Image Entertainment, Inc. on November 21, 2008).

10.1
Image Entertainment, Inc. 2008 Stock Awards and Incentive Plan (incorporated by reference to Appendix A to the definitive proxy statement on Schedule 14A (File No. 0-11071) filed by Image Entertainment, Inc. on August 22, 2008).

10.2
Amendment to Employment Letter Agreement, dated as of December 22, 2008, between Image and David Borshell (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 0-11071) filed by Image Entertainment, Inc. on December 29, 2008).

10.3
Amendment to Employment Letter Agreement, dated as of December 22, 2008, between Image and Jeff Framer (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 0-11071) filed by Image Entertainment, Inc. on December 29, 2008).

10.4
Amendment to Employment Letter Agreement, dated as of December 22, 2008, between Image and Bill Bromiley (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K (File No. 0-11071) filed by Image Entertainment, Inc. on December 29, 2008).

10.5
Amendment to Employment Letter Agreement, dated as of December 22, 2008, between Image and Derek Eiberg (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K (File No. 0-11071) filed by Image Entertainment, Inc. on December 29, 2008).

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Registrant’s President.

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Registrant’s Chief Financial Officer.

32.1	Section 1350 Certification by the Registrant’s President.

32.2	Section 1350 Certification by the Registrant’s Chief Financial Officer.

99.1
Form of Voting Agreement by and between Nyx Acquisitions, Inc. and certain stockholders of Image Entertainment, Inc. (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K (File No. 0-11071) filed by Image Entertainment, Inc. on November 21, 2008).

In reviewing the agreements included or incorporated by reference as exhibits to this Quarterly Report, please remember that they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about the Company or the other parties to the agreement. The agreements contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

•	should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

•	have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

•	may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and

•	were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about the Company may be found elsewhere in this Quarterly Report and the Company’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.