Form 10-K
period 2009-03-31
IMAGE ENTERTAINMENT INC
filed 2009-06-29
CIK 216324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the Fiscal Year Ended March 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the Transition Period from                      To
Commission File Number 000-11071

IMAGE ENTERTAINMENT, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation)	84-0685613 (I.R.S. Employer Identification Number)
20525 Nordhoff Street, Suite 200, Chatsworth, California 91311
(Address of principal executive offices, including zip code)
(818) 407-9100
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.0001 Preferred Stock Purchase Rights	The NASDAQ Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐     NO ☑
Indicate by check mark if the registrant is not required to file report pursuant to Section 13 or Section 15(d) of the Act. YES ☐     NO ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑     NO ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐     NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐     NO ☑
The aggregate market value of the common stock held by non-affiliates of the registrant, based upon the closing price of $0.85 for shares of the registrant’s common stock on September 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter as reported by The NASDAQ Global Market®, was approximately $9,219,014. In calculating such aggregate market value, shares of common stock owned of record or beneficially by officers, directors and persons known to the registrant to own more than five percent of the registrant’s voting securities (other than such persons of whom the registrant became aware only through the filing of a Schedule 13G filed with the Securities and Exchange Commission) were excluded because such persons may be deemed to be affiliates.
The number of shares outstanding of the registrant’s common stock as of June 15, 2009: 21,855,718
DOCUMENTS INCORPORATED BY REFERENCE
Part III of the Annual Report on Form 10-K incorporates by reference certain information (to the extent specific sections are referred to herein) from the Registrant’s definitive Proxy Statement for its 2009 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before July 29, 2009.

IMAGE ENTERTAINMENT, INC.
Form 10-K Annual Report
For The Fiscal Year Ended March 31, 2009

PART I
FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K for the fiscal year ended March 31, 2009 (Annual Report) of Image Entertainment, Inc. (we, us, our, or Image) includes forward-looking statements that involve risks and uncertainties within the meaning of the Private Securities Litigation Reform Act of 1995. Other than statements of historical fact, all statements made in this Annual Report are forward-looking, including, but not limited to, statements regarding industry prospects, future results of operations or financial position, and statements of our intent, belief and current expectations about our strategic direction, prospective and future results and condition. In some cases, forward-looking statements may be identified by words such as will, should, expect, plan, anticipate, believe, estimate, continue, future, intend or similar words. Forward-looking statements involve risks and uncertainties that are inherently difficult to predict, which could cause actual outcomes and results to differ materially from our expectations, forecasts and assumptions. The following important factors, in addition to those discussed above and elsewhere in this Annual Report, could affect our future results and could cause those results to differ materially from those expressed in such forward-looking statements:
•	the report of our independent registered public accounting firm expresses substantial doubt about our ability to continue as a going concern;

•	our liquidity substantially depends on our ability to borrow against our revolving line of credit, which may not have any or sufficient availability for us to operate our business;

•	our history of losses and the potential additional losses;

•	our limited working capital and limited access to financing, which may inhibit us from acquiring desirable programming or continuing as a going concern;

•	our need to renegotiate or refinance future payments on our remaining senior convertible indebtedness in the near term, which renegotiation may not be successful and refinancing may not be available on favorable terms, if at all, which may trigger defaults under our other debt agreements, create liquidity issues and prevent us from continuing as a going concern;

•	our need to pay past due amounts to our exclusive DVD manufacturer and exclusive provider of warehouse and distributor services, which if not paid, could result in a termination of our replication and fulfillment agreement thereby adversely impacting our business;

•	our inability to secure DVD distribution rights due to current liquidity issues, which may adversely impact our business, results of operations and financial condition;

•	ongoing current economic slowdown’s effect on consumer’s and retailer’s willingness to purchase our products;

•	changes in company-wide or business-unit strategies, which may result in changes in the types or mix of businesses in which we are involved or choose to invest;

•	our high concentration of sales to relatively few customers and titles;

•	our inability to acquire cast-driven finished feature film content or sell feature film content;

•	changing public and consumer taste, which may among other things, affect the entertainment and consumer products businesses generally;

•	increased competitive pressures, both domestically and internationally, which may, among other things, affect the performance of our business operations and profit margins;

•	changes in the mix of titles sold to customers and/or customer-spending patterns;

•	decreasing retail shelf space for our industry that may impact our business;

•	changes in U.S. and global financial and equity markets, including market disruptions and significant interest rate fluctuations, which may impede our access to, or increase the cost of, external financing for our operations and investments;

•	technological developments that may affect the distribution of our products or create new risks to our ability to protect our intellectual property;

•	the ability of our common stock to continue trading on NASDAQ;

•	legal and regulatory developments that may affect the protection of intellectual property; and

•	imposition by foreign countries of trade restrictions on motion picture or television content requirements or quotas, and changes in international tax laws or currency controls.

Image Entertainment, Inc.	3

All forward-looking statements should be evaluated with the understanding of inherent uncertainty. The inclusion of such forward-looking statements should not be regarded as a representation that contemplated future events, plans or expectations will be achieved. Unless otherwise required by law, we undertake no obligation to release publicly any updates or revisions to any such forward-looking statements that may reflect events or circumstances occurring after the date of this Annual Report. Important factors that could cause or contribute to such material differences include those discussed in “Risk Factors.” You are cautioned not to place undue reliance on such forward-looking statements.
ITEM 1. BUSINESS
Overview
We were incorporated in Colorado as Key International Film Distributors, Inc. in April 1975. In 1983, we changed our name to Image Entertainment, Inc. We reincorporated in California in November 1989 and reincorporated again in Delaware in September 2005. Our principal executive offices are located at 20525 Nordhoff Street, Suite 200, Chatsworth, California 91311.
We are a leading independent licensee and distributor of entertainment programming in North America. We release our library of exclusive content on a variety of formats and platforms, including DVD, Blu-ray Disc® (Blu-ray), digital (video-on-demand, electronic sell-through and streaming), broadcast television, cable, satellite, theatrical and non-theatrical exploitation.
Our focus is on a diverse array of general and specialty content, including:
•	Feature Films

•	Comedy

•	Music concerts

•	Urban

•	Theatre

•	Documentaries

•	Theatrical catalogue films

•	Independent films

•	Foreign films

•	Youth culture/lifestyle

•	Television

•	Gospel
We also acquire exclusive rights to audio content for distribution via digital platforms and on CD spread across a variety of genres and configurations, including:
•	Albums

•	Compilation CDs

•	Stand-up comedy programs

•	Broadway original cast recordings

•	Audio recordings from our live concert event DVDs
We strive to grow a stream of revenue by maintaining and building a library of titles that can be exploited in a variety of formats and distribution channels. Our active library currently contains:
•	Approximately 3,200 exclusive DVD titles

•	Approximately 340 CD titles

•	Digital rights to
•	Over 2,000 video programs

•	Over 300 audio titles
•	Containing more than 5,100 individual tracks
Each month, we release an average of 25 new exclusive DVD releases, including an average of five feature films, 10 to 15 exclusive digital video titles, and three exclusive CD and digital audio titles.
The following table sets forth the percentage of consolidated net revenues derived from the distribution of entertainment content by format for our last three fiscal years. The information does not represent our business segments, but rather shows net revenue trends by product category:

4	Image Entertainment, Inc.

	Fiscal Years Ended
	March 31,
(in thousands)	2009		2008		2007

DVD	$107,776	82.5%	$87,522	91.4%	$90,023	90.3%
Blu-ray	8,090	6.2	508	0.5	220	0.2
CD	3,152	2.4	2,145	2.2	4,469	4.5
Sublicense	1,900	1.4	2,142	2.2	2,310	2.3
Digital	4,198	3.2	2,148	2.3	1,214	1.2
Broadcast	4,942	3.8	1,144	1.2	924	0.9
Other*	633	0.5	209	0.2	591	0.6

TOTAL	$130,691	100%	$95,818	100%	$99,751	100%

*	Other includes theatrical, non-theatrical and DVD audio revenue streams.

Image Entertainment, Inc.	5

Partial List of Titles Released in Fiscal 2009
DVD Titles
Features/Other:
Before the Devil Knows You’re Dead
Then She Found Me
Stuck
The Walker
The Secret
Dead Fish
Nanking
Blindsight
In the Electric Mist
War Dance
Numb
My Name Is Bruce
The Color of Freedom
The Air I Breathe
Organizm
Love & Other Disasters
Love for Sale
Encounters at the End of the World
Battle for Haditha
Banshee
Careless
The Tracey Fragments
This is Not a Test
Roman Polanski: Wanted & Desired
Six Reasons Why
Autumn Hearts: A New Beginning
Peaches
Walker Payne
Re-cycle
Taxi to the Dark Side
The Riddle
Che — AKA Che Guevara
Comedy:
Kevin Downey, Jr.: I’m Not Gay, But Don’t Stop
Jeff Dunham: Christmas Special
Comedy Jump Off: Volume 3: Latino Explosion
Al Ducharme: Spineless and Lovin’ It
Rita Rudner: Live from Las Vegas
Steve-O: Out on Bail
Drew Hastings: Irked & Miffed
Bill Burr: Why Do I Do This?
Louis CK: Chewed Up
Craig Ferguson: A Wee Bit O’ Revolution
Aisha Tyler is Lit: Live at the Fillmore
TV:
Fearless Planet
When We Left Earth: The NASA Missions
Shark Week: Ocean of Fear
Dirty Jobs: Collection 3
Storm Chasers: Perfect Disaster
Human Body: Pushing the Limits
Battlefield Diaries
Into Alaska with Jeff Corwin
Mythbusters: Collection 3
Man vs. Wild: Collection 1 Season 2
Deadliest Catch: Season 3
Music-Related:
Farm Aid: 20th Anniversary
Mariah Carey: The Adventures of Mimi
Gigantour 2
Company
Experience Hendrix: Jimi Hendrix
Story of the Year: Our Time Is Now (Two Years in the Life of...)
The Who: At Kilburn: 1977
k.d. lang: Live in London with the BBC Concert Orchestra
Urban:
Ghostride the Whip
Love & Other Four Letter Words
Death Toll
Life & Lyrics
I’m Through with White Girls
South of Pico
Soul Mate
Sugarhouse
Sports — ProElite (MMA):
Elite XC: Shamrock vs. Baroni
Elite XC: Destiny (Gracie vs. Shamrock)
Elite XC: Renegade (Diaz vs. Noons)
Elite Presents — ShoXC: Onslaught
Elite XC: Street Certified (Kimbo vs. Tank)
Elite XC: Uprising (Rua vs. Lawler)
Criterion Branded:
The Thief of Bagdad
Mon Oncle Antoine
Trafic
Before the Rain
Patriotism
Mishima: A Life in Four Chapters
Classe Tous Risques
Missing
Salo
Bottle Rocket
El Norte
Spy Who Came in from the Cold
White Dog

6	Image Entertainment, Inc.

Partial List of Projected Titles for Release in Fiscal 2010
DVD Titles
Features/Other:
Management
The Other Man
Powder Blue
Edge of Love
Ramen Girl
The Last Word
Lost in Austen
Forest of Death
Hearts of War
The Boxer
Incendiary
Body Armour
Phoebe in Wonderland
Resolved
Unknown Woman
$5 Dollars a Day
My Sexiest Year
Everest
The Echo
Bald
Narrows
Franklyn
Bridge to Nowhere
Alien Trespass
Adam Resurrected
American Violet
Bigfoot
Seamstress
The Crew
Urban:
I Do...I Did
Truth Hall
The Greatest Song
Stick Up Kids
There’s a Stranger in my House
Kiss and Tail: Hollywood Jump Off
2 Turntables and a Microphone: The Life and Death of Jam Master Jay
Applause for Miss E
Mothers Prayer
Criterion Branded:
Science is Fiction: 23 Films by Jean Painleve
The Hit
Empire of Passion
In the Realm of the Senses
Eclipse Series 16: Alexander Korda’s Private Lives
Wise Blood
Friends of Eddie Coyle
Pigs, Pimps and Prostitutes: 3 Films by Shohei Imamura
Wings of Desire
Comedy:
Greg Behrendt: Is That Guy from That Thing
Charlie Murphy: I Will Not Apologize
Adam Ferrara: Funny As Hell
Ralphie May: Austin-tatious
Terry Fator: Live from Las Vegas
Michael Loftus: You’ve Changed
TV:
One Way Out
Man vs. Wild: Season 3
Time Warp
Survivorman: Season 3
Extreme Engineering: Collection 2
Mythbusters: Collection 4
The Future: A 360 Degree View
Iditarod: The Toughest Race on Earth
Deadliest Catch: Season 4
Wreckreation Nation: Season 1
Ghost Hunters: Military Investigations
Ghost Hunters: Fans’ Favorite Investigations
Music-Related:
Engelbert Humperdinck: Greatest Performances:
1966-1977
Taylor Hicks: Whomp at the Warfield
Yes: Keys to Ascension
Starting Line: Somebodys Going to Miss Us

Image Entertainment, Inc.	7

Financial Information About Geographic Areas
The following table sets forth net revenues from customers by geographic region.

	Fiscal 2009	Fiscal 2008	Fiscal 2007
United States	$125,345,000	$91,440,000	$94,039,000
All Foreign Countries[1]	5,346,000	4,378,000	5,712,000

Total	$130,691,000	$95,818,000	$99,751,000

[1]	Canadian-generated net revenues of $3,263,000, $2,514,000 and $3,038,000, included in the preceding numbers for fiscal 2009, 2008 and 2007, respectively, are a component of the domestic business segment net revenues for each of those years.
See “Risk Factors” elsewhere in this Annual Report for risks associated with our international operations, specifically our international distribution of programming.
Business Segments
We have three business segments:
•	Domestic (U.S. and Canada)

•	Digital

•	International
Our domestic segment primarily consists of the acquisition, production and distribution of exclusive DVD/Blu-ray content in North America, and the exploitation of our North American broadcast rights. Our digital segment consists of revenues generated by the digital distribution of our exclusive content via video-on-demand, streaming video and downloading. Our international segment includes the international video sublicensing of all formats and exploitation of broadcast rights outside of North America.
Prior to fiscal 2008, we included revenues and expenses generated by digital distribution within our domestic segment (U.S. and Canada). Beginning in fiscal 2008, we have reflected our digital financial results as a separate segment. Additionally, prior to fiscal 2008, worldwide broadcast revenues were included as a component of the international segment. Beginning in fiscal 2008, we have included the financial results of revenues generated by exploitation of our North American broadcast and non-theatrical rights as a component of the domestic segment and exploitation outside of North America as a component of our international segment. Accordingly, we have reclassified the results for fiscal 2007 to reflect the change in the composition of our segments. All digital and broadcast financial results for fiscal 2007 have been conformed to the fiscal 2008 and 2009 presentation.
The following table presents consolidated net revenues, net of eliminations, by reportable business segment for the periods presented:

	Fiscal Years Ended			Fiscal Years Ended
	March 31,			March 31,
(in thousands)	2009	2008	% Change	2008	2007	% Change
Net revenues:
Domestic	$124,410	$91,806	35.5%	$91,806	$95,863	(4.2)%
Digital	4,198	2,148	95.4	2,148	1,214	76.9
International	2,083	1,864	11.7	1,864	2,674	(30.3)

Consolidated	$130,691	$95,818	36.4%	$95,818	$99,751	(3.9)%

See Note 20 to the Notes to Consolidated Financial Statements elsewhere in this Annual Report for earnings, loss, and total assets for each segment.

8	Image Entertainment, Inc.

Domestic (U.S. and Canada)
Most of the product we release is in the standard DVD format. According to industry estimates as compiled in the DVD Release Report, Revised June 11, 2009, there are currently more than 100,000 DVD titles available in the domestic market, of which more than 3,200 are actively and exclusively distributed by us. We are a leading independent supplier of DVD content in the music, comedy, special interest, episodic television, urban and lifestyle genres. The following table reflects the aggregate number of titles we have in active release by content type, compared with the aggregate number of DVD software titles released by the industry through the week ended June 12, 2009, excluding discontinued titles, using data compiled monthly in the DVD Release Report. The following chart does not intend to indicate our market share of DVD revenues, only cumulative titles in active release.

			Percentage of Total
	Total Number	Number of	Number of Titles
Type of DVD Content	of DVD Titles	Image Titles	Released by Image
Music	12,259	622	5.1%
Special Interest	25,666	602	2.3%
Theatrical Catalog (pre-1997)	13,080	501	3.8%
Direct to DVD	10,527	492	4.7%
Foreign Language (including distributed lines)	9,272	325	3.5%
Television Programming	5,983	232	3.9%
All Other	23,461	433	1.8%

Total Releases — Cumulative through June 12, 2009	100,248	3,207	3.2%

Source: DVD Release Report Revised June 11, 2009.
We believe that the DVD format continues to be the preferred medium of home entertainment for consumers for the following reasons:
•	the ability to entertain people at home for a reasonable price at convenient times;

•	the opportunity to choose from a broad selection of programming;

•	the ability to select specific scenes quickly from interactive DVD menus; and

•	the audio and video quality of the DVD format.
Many of our DVD titles also offer special features, enhancements and ancillary materials, such as multiple audio tracks, behind-the-scenes footage, director commentaries, interviews and discographies, most of which we produce in-house.
Exclusive Acquisition. We generally acquire exclusive distribution rights to our content. We acquire our exclusive titles from a wide range of content holders and those who represent content holders, including:
•	independent content suppliers;

•	producers;

•	music artists;

•	record labels;

•	artist management and talent agencies; and

•	foreign sales companies.
We market and exploit our exclusive content according to exclusive royalty or distribution fee agreements. We actively pursue and secure both domestic (U.S. and Canada) and international distribution rights to exclusive titles across multiple entertainment formats. In order to acquire exclusive distribution rights to a title, we enter into written agreements with our licensors which are typically either distribution fee arrangements, or royalty arrangements.
In distribution fee arrangements, revenues generated by our distribution of a title are generally allocated as follows:
•	First, we deduct our negotiated distribution fee (varies by agreement based on the size of the advance, expected demand for the title and level of risk);

•	Next, we deduct and recoup all of our costs and expenses such as marketing, manufacturing, production and shipping costs;

Image Entertainment, Inc.	9

•	Next, if an advance or minimum guarantee was paid to the content supplier, we recoup that amount; and

•	Finally, from the balance, considered “net profits”, a percentage split is sometimes divided between us and the content supplier.
In royalty arrangements, royalties are generally paid to the licensors as a percentage of the actual wholesale price of each such unit sold, paid for and not returned. Typically, we pay royalty advances that are recouped against royalties earned on a title-by-title basis or, if cross-collateralized, against groups of licensed titles from the same licensor.
Our agreements provide for a specified distribution term typically ranging from five to 25 years. Some agreements contain provisions for an extension of the distribution term if we meet specified financial performance milestones or if we have not yet recouped the advances paid to them by the end of the distribution term.
In some instances, we also may finance all or part of the production of our entertainment content focused on DVD live performance stand-up comedy events, music concerts and urban genre content. We are now focusing much of our content acquisition efforts on acquiring finished cast-driven feature films for primarily North American distribution (DVD, digital, broadcast, non-theatrical and theatrical).
Focus on DVD Distribution of Cast-Driven Feature Films. Prior to January 2008, Image’s “core” business was generated primarily from The Criterion Collection, Discovery Channel programming, live stand-up comedy shows, music, TV, and other special interest video. In January 2008 we began to focus on the release of new, full-length cast-driven feature films, taking advantage of the dramatic contraction of the major studios’ specialty distribution divisions for independent and smaller-budgeted films. Because there are only a limited number of release slots each major studio can allocate each year, and most of those slots are filled by big-budget films produced by the studios, we are finding an increasing number of star-driven, high production-value features that are completed and in need of a distribution deal. This business concentrates primarily on the acquisition of finished feature films via festivals and markets (such as the Cannes Film Festival, the American Film Market, the Toronto International Film Festival and the Sundance Film Festival), agency screenings, and our producer relationships. Most of these films are considered “direct to video”, skipping the traditional theatrical release of most bigger-budgeted studio films. However, as discussed below, Image has begun to delve into theatrical distribution in limited circumstances.
Our new feature film business requires a greater focus on the rental marketplace than Image has had in the past. Our core business has always relied primarily on the sell-through business. This new rental focus is made possible with the hiring of experienced sales people dedicated entirely to the rental marketplace, focusing on customers such as Blockbuster, Netflix, Hollywood Entertainment, Movie Gallery and the DVD-rental kiosk businesses of Redbox, e-Play and Blockbuster.
Theatrical Distribution. As noted above, in the past several years the film industry has experienced a dramatic contraction of the major studios’ specialty distribution divisions for independent and smaller-budgeted films (such as Warner Independent, Paramount Vantage, Picturehouse and New Line). Because there are only a limited number of release slots each major studio can allocate each year, and most of those slots are filled by big-budget films produced by the studios, we are finding, often with less competition, an increasing number of star-driven, high production-value features that are completed and in need of a distribution deal.
In a limited number of cases, a limited theatrical release, which includes an outlay of prints and advertising costs, may be required of Image by the licensor as part of the acquisition deal. An example is the film being distributed by us in fiscal 2010 titled Management, starring Jennifer Aniston, Steve Zahn and Woody Harrelson, in which we sublicensed our limited theatrical release obligation to Samuel Goldwyn Films. For this service, Image was required to pay a fee to Samuel Goldwyn Films, and to pay for the costs of prints and advertising.
Internalizing these services should be more cost-effective than sublicensing to third parties such as Samuel Goldwyn Films, particularly for our expected annual release slate of four to six titles. As a result, we have recently announced the formation of our own theatrical distribution division, being spear-headed by a 20 year veteran of Image as well as a former veteran from Warner Independent Films. Additionally, our existing infrastructure will be used to facilitate all aspects of marketing, finance, creative and production. This heightened exposure for these titles is designed to achieve four possible goals:

10	Image Entertainment, Inc.

•	to empower us to more aggressively negotiate our acquisitions for more high-profile feature films;

•	to increase the home video and broadcast market value of the title;

•	in some instances turn a profit for us solely on the theatrical side; and

•	to act as a “lightning rod” for film producers looking for alternative distribution opportunities.
The new division is designed to initially distribute a slate of four to six theatrical releases annually, playing on between two to 200 screens, in two to 20 markets. The first release to be handled completely by the newly formed theatrical division will be The Other Man starring Liam Neeson, Laura Linney and Antonio Banderas. The film is scheduled to open in New York and Los Angeles on September 25, 2009.
Mining of Image’s Library. We continue to create new and special editions of previously released content that will encourage consumers to repurchase the product in these technically superior versions. We also continue to expand on strategies that extend the life cycle of our titles, including “second bite” strategies that focus on repricing and/or remarketing and repromotion; increased focus on budget product and shippers; and product shipped with merchandising displays. We have been encouraged by the success of these programs with mass merchant retailers such as Amazon.com, and we are also implementing liquidation strategies to turn inventory overstocks into cash, often for titles which are soon expiring. In addition, we have expanded our efforts to support the burgeoning kiosk business.
Participation in the High-Definition DVD Market. In January 2008, the format war between Sony’s Blu-ray and Toshiba’s HD-DVD was won by Blu-ray. Shortly thereafter, we began releasing titles in the Blu-ray format. Titles scheduled in fiscal 2010 for release in the Blu-ray format include: Discovery Channel’s Shark Week: The Great Bites Collection; Magic of Flight, created for exhibition in IMAX theaters; Criterion’s The Seventh Seal and Kagemusha and feature films Management, Powder Blue and Edge of Love.
Unlike our in-house authoring and compression activities for standard DVD, we are currently outsourcing the authoring and compression for Blu-ray. At this time, we are not contemplating the purchase of equipment or software necessary to compress or author this programming format in-house. Nevertheless, we continue to actively acquire high-definition content. Most of our live productions (comedy shows, concerts, etc.) are shot in high definition while most of our feature films are shot on film (which is capable of greater resolution than the 1080p high-definition format) and transferred to high-definition video. In the future, we will have the potential of releasing many of our catalogue titles on Blu-ray. There are approximately 300 high-definition masters vaulted and numerous programs which originated on film that could be transferred to high-definition video.
As consumers continue to purchase high-definition televisions and become exposed to high-definition content through satellite and cable, they will expect to obtain the same level of quality from their video movie rentals and purchases. With a viable high-definition video-on-demand solution probably several years away, there is plenty of time for the Blu-ray format to take hold with consumers.
Additional Value-Added Services. We provide a full range of value-added services relative to our licensed content and many of our exclusively distributed titles, including:
•	creation of packaging;

•	DVD authoring and compression;

•	menu design;

•	video master quality control;

•	manufacturing;

•	marketing;

•	sales;

•	music clearance;

•	warehousing;

•	distribution; and

•	for some titles, the addition of enhancements such as:
•	multiple audio tracks;

•	commentaries;

•	foreign language tracks;

•	behind-the-scenes footage;

•	interviews; and

Image Entertainment, Inc.	11

•	discographies.
These services are typically performed in-house, with the exception of DVD and CD disc manufacturing, package printing, and packaging of the finished product which are generally performed by third-party vendors. In mid-2007, we successfully transitioned all of our warehousing and distribution services from our Las Vegas-based distribution facility to a facility located in Pleasant Prairie, Wisconsin, which is owned and operated by our DVD manufacturer, Arvato Digital Services (Arvato) under our exclusive distribution services agreement detailed below.
Criterion Distribution Agreement. In the third quarter of fiscal 2008, we signed a long-term exclusive home video distribution agreement with The Criterion Collection to distribute its special edition DVDs through July 2013. This agreement replaced the previous exclusive home video distribution agreement signed in August 2005. In March 2007, Criterion introduced Eclipse, a selection of lost, forgotten, or overshadowed classic films in simple, affordable box set editions. The Criterion Collection currently contains approximately 480 active DVD titles while Eclipse contains approximately 12 active DVD titles. The Criterion Collection releases five to seven new titles each month and Eclipse releases one to two new series each quarter.
Distribution Services. We have historically distributed our own product via our in-house Las Vegas-based distribution facility. On March 29, 2007, we entered into an agreement whereby Arvato would become our exclusive provider of warehousing and distribution services. We completed the process of integrating Arvato’s logistics and warehouse management systems with our order management and inventory control software as well as transitioned all of our warehousing and distribution services to Arvato’s facility in Pleasant Prairie, Wisconsin in the third quarter of 2007. We completed the process of closing, subleasing, and ultimately exiting the lease of our Las Vegas-based distribution facility in February 2008.
Manufacturing. Typically, a content supplier delivers a title master and artwork to us, and our in-house post-production facility creates a sub-master with specifications for the necessary format and on-screen menus for each title. Our in-house authoring and compression team then generally performs the work necessary to prepare a DVD master for manufacturing. Occasionally, because of a large volume of exclusive releases at any given time, we may use an outside facility to perform such services. Additionally, as authoring and compression tools for Blu-ray are quickly changing, we use third parties for these services rather than committing to expend the capital necessary to purchase the hardware and technology required to do so internally. Our in-house creative services department, staffed with graphic designers, copywriters and proofreaders, creates original and innovative packaging fundamental to the marketing success of our product. During fiscal 2007 and in the years prior, we used Deluxe to manufacture and package our domestic DVD programming. Now Arvato performs our manufacturing, packaging, warehousing and distribution services. From time to time, we use Sony DADC and Technicolor for manufacturing as required by certain content providers.
Marketing. Our in-house marketing department directs marketing efforts toward consumers as well as DVD, CD and digital retailers. Our marketing efforts involve:
•	point-of-sale advertising;

•	print advertising in trade and consumer publications;

•	national television and radio advertising campaigns;

•	Internet advertising, including viral and social network marketing campaigns;

•	minimal direct response campaigns;

•	dealer incentive programs;

•	trade show exhibits; and

•	bulletins featuring new releases and catalogue promotions.
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

12	Image Entertainment, Inc.

Our Web site at www.image-entertainment.com helps promote us and our exclusive content. The Web site includes press releases, information regarding our exclusive titles, and information of general interest to the home entertainment consumer. The content of our Web site is not incorporated by reference into, and does not constitute a part of, this Annual Report.
Customers.
We sell our products to:
•	traditional retailers;

•	specialty retailers;

•	rental customers

•	Internet retailers;

•	wholesale distributors; and

•	alternative distribution:
•	direct-to-consumer print catalogs;

•	direct response campaigns;

•	subscription service/club sales;

•	home shopping television channels;

•	oother non-traditional sales channels;

•	kiosks; and

•	sub-distributors.
Some of our key sell-through customers in alphabetical order include:
•	Amazon.com, Inc.

•	Barnes & Noble

•	Best Buy Co., Inc.

•	Borders Group Inc.

•	Costco

•	Infinity Resources (Critics’ Choice Video)

•	Target

•	Wal-Mart (through Anderson Merchandisers)
Some of our key distribution customers in alphabetical order include:
•	Alliance Entertainment LLC (AEC)

•	Baker & Taylor

•	E1 Entertainment

•	Ingram Entertainment, Inc.

•	VPD
In addition, our key rental customers in alphabetical order are:
•	Blockbuster Inc.

•	DVD Play

•	Family Video

•	Hastings

•	Movie Gallery, Inc. (including Hollywood Video)

•	Netflix, Inc.

•	Redbox

•	Video Warehouse
On a consolidated basis, Amazon.com, Inc. accounted for approximately 14%, of our fiscal 2009 net revenues. In fiscal 2008, Amazon.com, Inc., Anderson Merchandisers (which supplies Wal-Mart) and AEC accounted for

Image Entertainment, Inc.	13

approximately 15%, 13%, and 11%, respectively, of our net revenues. In fiscal 2007, Amazon.com, Inc., AEC and Anderson Merchandisers accounted for 12%, 12% and 10%, respectively, of our net revenues. No other customers accounted for net revenues individually in excess of 10% of our total net revenues for fiscal 2009, 2008 or 2007. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Events—AEC’s Parent’s Bankruptcy Filing” for information on the recent bankruptcy filing by AEC’s parent.
We allow retail customers to return a portion of unsold inventory on a quarterly basis. We reserve for estimated returns at the time the sale is recognized, based in part upon our historical returns experience and knowledge of specific product movement within distribution channels. Our inventory returns, as a percentage of our gross (as opposed to net) distribution revenues, were 20.9% in fiscal 2009, 23.9% in fiscal 2008 and 23.0% in fiscal 2007, respectively. Returns of defective product have been minimal and are generally covered by manufacturers’ warranties.
Backlog. As of June 13, 2009, we had approximately $2.9 million of backlog orders, of which approximately 100% of the backlog was attributable to domestic DVD product, compared with approximately $2.8 million of backlog orders as of June 13, 2008, of which 99% of the backlog was attributable to domestic DVD product. We expect to fill 100% of the backlog orders, less any cancelled orders, in the current fiscal year.
Special Markets. Our special markets division (Special Markets) is designed to take advantage of our large and diverse catalog and specifically targets niche sales opportunities. Special Markets encompasses all sales channels outside the traditional marketplace. Within Special Markets, some of our key customers in alphabetical order include:
•	Acorn Media

•	Ark Media

•	BBC Worldwide

•	BMG Columbia House

•	Follett Library

•	Forest Incentives

•	Four Winds Trading Company

•	Midwest Tapes

•	Movies Unlimited

•	Niche Sales

•	Olive Films

•	PBS Video

•	Waxworks
Digital
Image, through our wholly-owned subsidiary, Egami Media, Inc. (Egami), engages in the exclusive wholesale distribution of the digital rights to our library of audio and video content. The demand for the types of programming found in our library continues to increase as new retailers enter this primarily online marketplace. Egami seeks to differentiate itself competitively by being a one-stop source for these retailers, for the large and diverse collection of entertainment represented by our digital library.
Egami enters into nonexclusive distribution arrangements with retail and consumer-direct entities whose business models include the digital delivery of content. Delivery is typically in the form of secure encoded files with playback options being controlled by embedded Digital Rights Management (DRM). In video, the consumer will find various purchasing options that include:
•	Download-to-rent
•	“A la carte” download-to-rent

•	Subscription rental

•	Ad-supported rental
•	Download-to-own, (EST)
Download-to-rent, or VOD, is becoming a key transactional component to most of our partner retailers. Subscription-based rental models are essentially the digital equivalent of a club-type model, where users pay recurring

14	Image Entertainment, Inc.

monthly fees in exchange for access to a library without individual transaction charges. Ad-supported rental is a developing model that relies on users viewing advertisements in order to view the programming they desire. EST is essentially the digital equivalent of buying a DVD.
Egami aggressively continues to add numerous video and audio titles to its growing library of exclusive digital rights each month. Over the past three years, Egami has established direct relationships with many digital industry-retailers and continues to seek additional distribution partners as they emerge.
We strive to grow a stream of revenues by maintaining and building a library of titles that can be exploited in a variety of formats and distribution channels. Our current digital video library contains over 2,000 individual video programs. Egami’s interaction with digital retail outlets is much more dynamic due to the overall size of our available library confronting each retailer. An agreement with a new retailer who wants to actively sell our entire library will take several months to fully deliver and integrate. The delay is typically on the retailer’s end as it takes time to activate all of the titles. We are constantly adding new releases and catalog titles to our ever-growing library of digital rights.
Generally, Egami’s digital library is comparable to our overall DVD library, with particular strengths in music and comedy, although we have programming from all genres. Retailers are generally impressed when they see the breadth of our programming, and we commonly hear that we carry “something for everyone.” We do not typically possess digital rights to the types of high-profile titles produced by the major studios, broadcast suppliers and labels.
Egami is actively participating in many digital business models, including sell-through, rental, subscription and advertising-supported rental. As the consumers adopt one or more of these (or future) models, we believe Egami is well-positioned to grow along with our retail partners. We believe we have established good working relationships with our retailers, and continue to be a key source of independent content for them. The near-term challenges faced by all digital distributors are to develop ways to increase consumer awareness and integrate this awareness into their buying and consumption habits. Egami continues to work with its content suppliers in order to increase the number of our active digital titles and create new opportunities. Additionally, Egami supports several technology companies and original equipment manufacturer (OEM) device manufacturers with programming in an effort to generate consumer interest in digital distribution and therefore increase awareness and demand for our titles.
The digital retailer landscape is constantly changing with new companies emerging on a regular basis. Egami’s mix of larger digital retail accounts include:
•	Amazon.com (audio and video)

•	Bell Canada (video)

•	Blockbuster.com (video)

•	Emusic.com (audio)

•	Hudson (mobile audio and mobile video)

•	Hulu.com (video)

•	Liquid Digital (audio)

•	iTunes (audio and video, ringtones)

•	Medianet, Inc. (audio)

•	mSpot (mobile audio and mobile video)

•	Movielink (video)

•	Napster (audio)

•	Netflix.com (video)

•	Overdrive (video)

•	Rhapsody (audio)

•	YouTube.com (video)

Image Entertainment, Inc.	15

International
We also hold international distribution rights to more than 400 of our top titles currently exploited on DVD and more than 120 of our CD titles to countries outside of North America. Outside North America, we have an exclusive sublicense agreement for distribution in the areas of home entertainment, television and digital, primarily music and urban-related DVDs, with Universal International Music (transitioned in April 2009 away from Sony BMG) for Europe, South Africa, the Middle East and South America, an exclusive sublicense agreement with Digital Site, an affiliate of Ray Corporation, for distribution of DVD content in Japan, and an exclusive sublicense agreement with Warner Vision for distribution of DVD and CD content in Australia and New Zealand. These agreements contain terms and conditions similar to those governing our underlying rights agreements. Universal International Music, Digital Site and Warner Vision pay royalties based on either retail or wholesale revenue they generate, and are responsible for sales, taxes, marketing, publishing, manufacturing and distribution of Image’s content in their respective territories. Image has similar sublicenses with others for smaller territories.
Broadcast (Operations Bifurcated between Domestic and International Business Segments)
Revenues generated from North American broadcasts are included in the domestic segment. Revenues generated from outside North America are included in the international segment.
In March 2008, we formed our worldwide television division. The division is responsible for all forms of television distribution, including the worldwide sales of Image content across broadcast television, pay-per-view (PPV), VOD and non-theatrical platforms.
Worldwide Television. Buyers of our standard and high-definition content are typically cable, PPV, or satellite broadcasters, and sometimes terrestrial (free) television broadcasters. Under a typical broadcast license, we receive payment of a one-time, fixed, non-refundable fee for a multi-year exploitation term, and in many instances for a specified number of telecasts. Our obligations under broadcast licensing are usually to provide a broadcast master of the title, along with the providing of documentation evidencing that we have the right to distribute the titles licensed. We currently have agreements with the following broadcasters:
American Public Television
BET and BET International
Cartoon Network
CMT
Comedy Central
Compass Point
EPS
Eurocinema
Fuse
HD Net
Lifetime
Nat Geo Channel — domestic & international
Ovation
PBS
Showtime
Sky Angel
Telemundo
VH1
Turner Classic Movies
Worldwide PPV and VOD. With respect to PPV, VOD and EST, we have a North American sales agency agreement with Warner Digital Distribution, a division of Time-Warner, Inc. (Warner). Warner, on our behalf, sublicenses our premiere high-end programs to cable, satellite and hotel/motel operators who are in the VOD and EST businesses. Revenue is typically derived on a revenue sharing basis whereby Warner’s sub-licensees retain a percentage of the revenue while passing back to Warner both Warner’s and our share of the revenue. Our obligations with Warner are to provide a broadcast master of the title, a Motion Picture Association of America (MPAA) approved trailer, artwork and promotional materials along with documentation evidencing that we have the right to distribute the titles licensed.

16	Image Entertainment, Inc.

In addition, we are further expanding in this arena by pursuing second tier PPV and VOD deals directly with various sub-licensees, including AT&T, TVN, Dish NET, DirecTV and In Demand.
Worldwide Non-theatrical. In the non-theatrical areas of airlines, ships at sea, schools, hospitals and similar institutions, we have entered into exclusive output agreements with Jaguar Distribution, Inc. (Jaguar) (airlines, merchant marine vessels) and Swank Motion Pictures, Inc. (Swank) (cruise lines, schools, hospitals and similar institutions). Under a typical license, we may receive payment of a one-time, fixed, non-refundable fee for a pre-determined exhibition term through our sales agents from their sub-licensees or we may receive payment together with regular periodic reporting of sales. Our obligations with both Jaguar and Swank are to provide a broadcast master of the title, an MPAA approved trailer, artwork and promotional materials and documentation evidencing that we have the right to distribute the titles.
Worldwide Hotel/ Motel For Performance Properties. For exploitation of our music and stand-up comedy programs for hotels and motels, we entered into a non-exclusive output arrangement with Instant Media Network (IMN). IMN is partially owned by Lodgenet and On Command — the two largest distributors of entertainment product to the hotel/motel industry in North America.
Competition
When acquiring distribution rights for exclusive content, we continue to face increasing competition from:
•	Major Motion Picture Studios
•	Sony Pictures

•	Disney

•	Fox

•	Paramount

•	Universal

•	Warner Brothers
•	Mini-Majors
•	Lions Gate

•	Starz/Anchor Bay
•	Major Music Labels
•	Sony

•	EMI

•	Universal

•	Warner Music Group
•	Independent Music Labels

•	Independent DVD and CD content suppliers
For limited retail shelf space, we also continue to face increasing competition from:
•	major motion picture studios

•	independent DVD and CD suppliers

•	major and independent music labels who offer DVD content

•	other home entertainment providers
Besides limited retail shelf space, we also face competition for retailer “open to buy” dollars, which are the purchasing budgets that retailers allocate to purchase new release or catalogue titles.

Image Entertainment, Inc.	17

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
On the other hand, as previously mentioned, due to the dramatic contraction of the major studios’ distribution arms for independent films, which results in a limited number of release slots each major studio can allocate each year, there is a growing trend towards an increase in the number of independent star-driven, high production-value features that are completed and in need of a distribution deal from an independent distributor such as Image.
Our new initiative focusing on the distribution of finished cast-driven feature films has brought much interest from film producers who have funding for new productions and/or finished content and are looking for an alternative to the major studios. Many of them are seeking to be more “hands on” and retain control of their DVD and digital distribution rights. The distribution of feature films generally allows us to realize significantly higher per-title revenues, negotiate superior revenue sharing agreements with rental retailers, and command more shelf space at traditional “brick and mortar” retailers.
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
Despite these factors, we believe that we will continue to compete successfully in obtaining exclusive rights to entertainment content. This is due in large part to our ability to offer an array of other assets to our program suppliers, including:
•	the high quality of expertise and service our employees provide;

•	our status as an independent which allows freedom from the major labels, more creative control to the content creator, comparatively fewer obstacles in content creation, marketing and distribution, and comparatively simpler accounting for royalties and net profits to the supplier;

•	our long history and solid reputation of working effectively with artists, their management and other valuable suppliers of entertainment programming;

•	our ability to acquire home entertainment rights for feature films as an attractive alternative for producers;

•	the quality of our finished titles;

•	our specialized marketing expertise in areas such as comedy, urban, Latin, music-related, Broadway and special interest titles;

•	our wide-ranging in-house services;

18	Image Entertainment, Inc.

•	our direct and long-standing relationships with mass merchants and traditional and online retailers of entertainment titles;

•	relationships with key producers and agents who have confidence in our systems allowing for on-time, accurate reporting, and the ability for Image to generate and pay net profits; and

•	proven, highly-integrated, and scalable infrastructure which provides content owners with assurance that their product will be well managed through all links of the entertainment supply chain.
Competition for Retail Shelf Space
Although sales history is generally a key indicator of a title’s demand in the DVD marketplace, the DVD format is now in the mature phase of its product lifecycle. We face a changing landscape of DVD retailers and buying patterns. The contraction in retail DVD store fronts (specifically the large “brick and mortar” chains selling niche DVD titles, such as Musicland and Virgin) and deep price discounting of previously released DVDs from the major studios have continued to reduce shelf space availability for our deep catalogue.
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
With the exception of our more popular new release titles and top-selling catalogue titles, it can be a challenge to obtain the product placement necessary to maximize sales, particularly among the limited number of major retailers who comprise our core “brick and mortar” customers. Additionally, we are beginning to perceive a retailer trend toward greater visibility for titles at the expense of quantity (i.e., “face out” rather than “spine out” DVD placement). This has the effect of reducing the total number of titles actually carried by a retailer.
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

Image Entertainment, Inc.	19

profile catalogue titles along with most popular new releases are being released on Blu-ray. Suggested retail price and corresponding wholesale costs are currently higher with Blu-ray than standard DVD, so if there is the eventual “cannibalization” more revenue on a title by title basis should be realized. At this time Blu-ray is considered an additional source of revenue.
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
Competition for Retailer “Open to Buy” Dollars
We compete with other content suppliers for limited “open to buy” dollars, which means the amount budgeted by retailers to purchase new release or catalogue DVD and CD titles for a specific period of time. Open to buy dollars are becoming scarcer for independents like us because such dollars are often devoted to high-profile new releases from major studios, particularly during the holiday season. Reduced wholesale DVD pricing instituted by the major studios and labels, coupled with their ongoing catalogue campaigns and marketing muscle, has also increased competition for open to buy dollars. Most studios and labels are subsidiaries of much larger media conglomerates that have financial resources far greater than ours. From our perception, our sales over the past fiscal year have suffered as a result.
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
For more information on risks relating to competition, please refer to “Risk Factors—Risks Relating to Our Business” and “—Risks Relating to Our Industry.”
Industry Trends
According to The Digital Entertainment Group (DEG), a Los Angeles-based, industry-funded nonprofit corporation that among other things provides updated information regarding entertainment formats to both the media and retail trade, Blu-ray was the bright spot in the home entertainment category for calendar 2008 and proved popular among consumers spending on software growing fourfold to nearly $750 million. According to the DEG, 250 percent more Blu-ray discs shipped to retail in calendar 2008 versus calendar 2007. According to the DEG, with input from all major motion picture studios, combined DVD and Blu-ray sales remained resilient, with consumer spending on such items in excess of $22 billion for the year.
While U.S. DVD sales were off by 9 percent at $14.5 billion in 2008, rental transactions (including kiosks) were flat at $7.5 billion. The growth in Blu-ray helped offset the maturing DVD market bringing the overall category to a single digit drop of 5.5 percent in total consumer spending in 2008 versus 2007. The DEG also reported that consumer spending for the first quarter 2009 in the home entertainment category for pre-recorded entertainment, which includes DVD, Blu-ray and digital distribution, was $5.3 billion, a five percent decline compared to the same period last year. The home entertainment category’s net contribution to the studios was down less than four percent for the first calendar quarter of 2009 quarter. The DEG announced that, while consumer spending was down in the first quarter of 2009, the number of consumer transactions remained constant at 898 million (flat against the previous year), underscoring that the demand for home entertainment remains high. The home entertainment sector has remained resilient, particularly with first quarter 2009 sales of Blu-ray up 105 percent to $230 million and digital distribution up 19 percent to $487 million for the period.

20	Image Entertainment, Inc.

We believe the consumer appetite for DVD is still very strong as DVD and high-definition media sales remained resilient with consumer spending in excess of $22.4 billion for 2008. The DEG believes this resiliency underscores that the buying and renting of packaged media remains a core spending choice for U.S. consumers.
From its launch in spring 1997 through calendar 2008, the DEG reports approximately 258 million DVD players, including set-top and portable DVD players, Home-Theater-in-a-Box systems, TV/DVD and DVD/VCR combination players, have sold to consumers, bringing the number of DVD households to approximately more than 92 million (adjusting for households with more than one player). The DEG estimates that 64 percent of DVD owners have more than one player.
The DEG reports sales of Blu-ray playback devices — including set-top box and game consoles — have totaled approximately 10 million units since launch. Three million devices sold in the fourth quarter alone, bringing total units sold to 9.654 million in calendar 2008, according to numbers compiled by the DEG with input from retail tracking sources.
The DEG estimates that more than 50 million high-definition television (HDTV) sets have sold to consumers bringing the number of HDTV households to nearly 40 million. The DEG further estimates that 22 percent of these households have more than one set. The analog shut-off date in June 2009 should spur sales of HDTV and encourage consumers to embrace high-definition platforms, including Blu-ray.
Proposed Mergers
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Events—Merger Agreement Termination” for a discussion of our proposed merger with Nyx Acquisitions, Inc. that was terminated in April 2009.
See Note 3 to the Consolidated Financial Statements for a discussion of the settlement agreement entered into in fiscal 2009 with BTP Acquisition Company, LLC and its affiliates related to the proposed merger with BTP that was terminated in February 2008.
Trademarks
We have obtained U.S. federal registrations for the following trademarks:
•	Image

•	Image Entertainment

•	the Image Entertainment logo

•	Image Music Group

•	the Egami Media logo

•	Image Entertainment Japan

•	Home Vision HVE Entertainment
In September 2007, we filed a U.S. federal trademark application for “One Village Entertainment.” In April 2009, we filed a U.S. federal trademark application for a new Image Entertainment logo. Our only foreign trademark is a Japanese trademark for Image Entertainment Japan. In August 2005, we also acquired a Canadian design trademark with the purchase of Home Vision Entertainment.
In general, trademarks remain valid and enforceable as long as the marks are used in connection with the related products and services and the required registration renewals are filed. We believe our trademarks have significant value in the marketing of our products. It is our policy to protect and defend our trademark rights.
Employees
As of June 19, 2009, we had 108 full-time employees. Eleven of our employees, including our three executive officers, are covered by employment agreements, with the remainder being at-will employees.

Image Entertainment, Inc.	21

Seasonality
We have generally experienced higher sales of DVDs and CDs in the quarters ended December 31 and March 31. The higher sales experienced in the quarter ended December 31 is due to increased consumer spending associated with the year-end holidays. The higher sales experiences in the quarter ended March 31 is generally due to consumer purchases following the holiday-selling season. Accordingly, our revenues and results of operations may vary significantly from period to period, and the results of any one period may not be indicative of the results of any future periods. In addition to seasonality issues, other factors have contributed to variability in our DVD and CD net revenues on a quarterly basis. These factors include:
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
Available Information
Under the menu “Investors—SEC Filings” on our Web site at www.image-entertainment.com, we provide free access to our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. The information contained on our Web site is not incorporated herein by reference and should not be considered part of this Annual Report.
ITEM 1A. RISK FACTORS
You should carefully consider and evaluate all of the information in this Annual Report, including the risk factors listed below. If any of these risks occur, our business, results of operations and financial condition could be harmed, the price of our common stock could decline and you may lose all or part of your investment, and future events and circumstances could differ significantly from those anticipated in the forward-looking statements contained in this Annual Report.
Risks Relating to Our Business
The report of our independent registered public accounting firm contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. Because of our limited capital resources and the $4.0 million principal payments that may be due to Portside Growth and Opportunity Fund on July 30, 2009 and January 30, 2010, coupled with a history of losses and negative cash flows, our independent registered public accounting firm has included an explanatory paragraph in its report on our consolidated financial statements found elsewhere in this Annual Report that expresses substantial doubt regarding our ability to continue as a going concern (Going Concern Opinion). The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business.
Despite the fact that our use of cash declined during fiscal 2009, the current economic slowdown, which began to negatively impact us in the fourth quarter of fiscal 2009, has caused our sales to fall below projected levels further exacerbating our liquidity issues. The receipt of a Going Concern Opinion from our independent registered public accounting firm would result in a default under our loan agreement, as amended, with Wachovia Capital Finance Corporation (Wachovia) upon delivery of the opinion to Wachovia, for any fiscal year other than fiscal 2009. Accordingly, the receipt of the Going Concern Opinion will not, in an of itself, result in an event of default under the loan agreement upon delivery of the fiscal 2009 opinion. However, any future defaults under our loan agreement, if not

22	Image Entertainment, Inc.

waived or cured, would automatically trigger a cross-default under our other debt agreements thereby adversely impacting our ability to continue as a going concern. Substantial doubt about our ability to continue as a going concern could also adversely affect our relationships with suppliers or customers, which could further exacerbate our current liquidity issues and impact our ability to continue as a going concern, and negatively impact the trading price of our common stock.
We will have to raise additional funds to meet our currently budgeted operating and debt requirements for the next 12 months. There is a significant risk that we may not be able to generate and/or raise enough additional funds to remain operational for an indefinite period of time.
Our liquidity substantially depends on our ability to borrow against our revolving line of credit. Our cash collections are deposited into a lockbox with Wachovia, the lender under our revolving line of credit. The deposited cash receipts are automatically swept to reduce our outstanding loan balance. Currently, all of our operating working capital needs are financed through borrowings under our line of credit. If Wachovia does not provide funding under our line of credit due to (i) the occurrence of an event of default, as defined in the loan agreement, (ii) non-compliance with our covenants, or (iii) our borrowing to the fullest extent of the line, our liquidity, business, results of operations and financial condition would be materially adversely effected and we may not be able to continue as a going concern. Additionally, failure to collect our trade accounts receivable, upon which our borrowing availability is entirely based, and trade accounts receivable from new revenue streams would have a negative impact on our borrowing availability and liquidity. If we were unable to obtain funding under our line of credit, we would have to seek additional sources of financing, which may not be available on acceptable terms or at all.
Our credit facility contains covenants that may limit the way we conduct business. Our $20 million credit facility with Wachovia contains various covenants limiting our ability to:
•	incur or guarantee additional indebtedness;

•	pay dividends and make other distributions;

•	pre-pay any subordinated indebtedness;

•	make investments and other restricted payments;

•	make capital expenditures;

•	make acquisitions; and

•	sell assets.
These covenants may prevent us from raising additional debt financing, competing effectively or taking advantage of new business opportunities.
Under our credit facility, we are also required to maintain a specified financial ratio or maintain a minimum amount of borrowing availability. If we maintain minimum borrowing availability equal to, or greater than, $2.5 million, this financial covenant will not be tested for compliance. At March 31 2009, we were not tested for covenant compliance because we had availability in excess of the minimum amount of borrowing availability. Had we been tested at March 31, 2009, our negative EBITDA, as defined in the loan agreement, would have resulted in a fixed charge coverage ratio less than the required 1.0 to 1.0. Accordingly, at March 31, 2009, our borrowing availability was $2.2 million ($4.7 million based upon eligible accounts receivable less the $2.5 million minimum requirement). As of June 19, 2009, our borrowing ability was $1.7 million ($4.2 million based upon eligible accounts receivable less the $2.5 million minimum requirement).
Additionally, our credit facility includes language that states that a material adverse change in our business, assets or prospects would be considered an “event of default.” If we are unable to comply with the covenants, or satisfy the financial ratio and other tests, or should an event of default occur, as determined and invoked by Wachovia, a default may occur under our credit facility. Unless we are able to negotiate an amendment, forbearance or waiver with Wachovia, we could be required to repay all amounts then outstanding, which could have a material adverse effect on our liquidity, business, results of operations and financial condition, depending upon our outstanding balance at the time.

Image Entertainment, Inc.	23

We have a history of losses and may incur additional losses and have limited working capital and limited access to financing. We will need additional funding to continue acquiring desirable programming or to continue as a going concern. We sustained operating and net losses in fiscal 2009, 2008 and 2007. We had an accumulated deficit of $47.2 million and a working capital deficit of $18.5 million at March 31, 2009. Working capital for the preceding sentence is defined as current assets less current liabilities. Our cash requirements continue to exceed the level of cash generated by operations. We are significantly past due on our trade accounts payable and royalty and distribution fee obligations. Accordingly, we have limited working capital. We must raise additional funds to acquire the rights to content or to create content we find desirable, particularly with respect to our competition for home entertainment rights to feature films, and to continue as a going concern. Therefore, maximizing available working capital is critical to our business operations.
Because of our history of losses and negative cash flows, our ability to obtain adequate financing on satisfactory terms may be limited. Our ability to raise financing through sales of equity securities depends on general market conditions and the demand for our common stock. We may be unable to raise adequate capital through the sale of equity securities, and if our stock has a low market price at the time of any sale, our existing stockholders could experience substantial dilution. If adequate financing is not available or unavailable on acceptable terms, we may find we are unable to fund expansion, continue offering products and services, take advantage of acquisition opportunities, develop or enhance services or products, or respond to competitive pressures in the industry which may jeopardize our ability to continue operations as a going concern.
We rely on a third-party to manufacture, warehouse and distribute our products and are significantly past due the related agreements payment terms. If this service provider terminates our replication and fulfillment agreement upon notice of default by us, our business would be adversely affected. We depend on Arvato as our exclusive DVD manufacturer and exclusive provider of warehouse and distribution services. While we have a contract with Arvato, either party may terminate the contract. Arvato may terminate in the event of a default by Image or in the event of a change of control. Our payment terms are 75 days from invoice date. As of June 19, 2009 we are $3.5 million past due in our obligations to Arvato. Of the $3.5 million past due, $1.4 million is less than 30 days past due. We do not currently have the funds, or access to the funds, necessary to repay all of our outstanding obligations to Arvato. Arvato has the current right to provide us written notice of default and we then must make payment within 15 days after such notice. Both parties have been in discussion and at this time, as long as we do not significantly grow the obligations from current levels, Arvato appears willing to work with us on our efforts to recapitalize our company. If for any reason our relationship with Arvato were to end or if Arvato were to experience operational difficulties or disruptions, it would require a significant amount of time to find a replacement third party provider and effectuate the transition to such third party. We can give no assurance that we could successfully engage another third party provider.
If we are unable to renegotiate or refinance the payment terms under our senior convertible note, we will trigger cross-defaults under our other debt agreements, face liquidity issues and be unable to continue as a going concern. We currently do not expect that cash flows from operations will be sufficient to fund the $4.0 million principal payment on our senior convertible note that may be due to Portside Growth and Opportunity Fund on July 30, 2009, and may not be able to pay any of the remaining scheduled principal payments as required. If we are unable to reach agreement with Portside prior to the July 30, 2009 potential payment due date or any extension that Portside may grant us, our failure to repay the debt will result in an event of default which, if not cured or waived, would cause cross-default of our other debt agreements, including the Wachovia loan agreement causing such debt to be immediately due and payable. Any cross-default would result in our other debt becoming immediately due and payable, which would adversely impact our liquidity and our ability to satisfy our working capital needs and thus impact our ability to continue as a going concern.
We generate significant amounts of net revenue for programming from one content supplier. If this content provider terminates our exclusive distribution agreement due to a default by us or otherwise, our business would be adversely impacted. We depend on the exclusive distribution of programming from The Criterion Collection, which contributed approximately 19%, 32% and 32% of our net revenues from programming in fiscal 2009, 2008 and 2007, respectively. Should liquidity issues cause us to default on our payment obligations under our exclusive distribution agreement Criterion may terminate our distribution agreement, which would adversely impact our business,

24	Image Entertainment, Inc.

results of operations and financial condition. As of June 19, 2009 we are $850,000 past due in our obligations to Criterion.
The current economic slowdown has and may continue to adversely impact our business, results of operations and financial condition. While our revenues were not materially impacted during the nine months ended December 31, 2008 by the current crisis in the financial and credit markets, entertainment programming is an elective expenditure for consumers. The current economic slowdown resulting from this crisis has led to consumers scaling back purchases of our programming along with other reductions in spending. Our retail customers have reacted to reduced consumer demand with increased product returns and reduced future purchases of our programming, which has adversely impacted our revenues and results of operations since January 1, 2009. Weak consumer demand for our product may continue in the future and may adversely impact our business, results of operations and financial condition and may impact our ability to continue as a going concern.
A further tightening of the credit markets may have an adverse effect on our ability to obtain financing. The recent deterioration of the global economy threatens to cause further tightening of the credit markets, more stringent lending standards and terms and higher volatility in interest rates. Persistence of these conditions could have a material adverse effect on our access to financing and the terms and cost of that financing. As a result, we may not be able to secure additional financing in a timely manner, or at all, to meet our future capital needs which may have an adverse effect on our business, operating results and financial condition and may impact our ability to continue as a going concern.
Failure to secure DVD distribution rights may adversely impact our business, results of operations and financial condition. Given our current liquidity issues, we may be unable to continue to secure DVD and other distribution rights on terms acceptable to us, which may adversely impact our business, results of operations and financial condition. The high profile content that we desire to acquire distribution right for requires significant advance payment, which we may not be able to make. For more information regarding our continuing ability to obtain DVD distribution rights, see “Business — Competition” above. Major motion picture studios have normally not granted, nor are they expected to grant, exclusive DVD licenses to us for new releases and popular catalogue titles. Instead, the major motion picture studios will most likely continue to sell DVD titles directly to retailers. As our liquidity conditions allows, we expect to continue to license exclusive DVD and other home entertainment format content, but we may not remain competitive against licensing entities with greater financial resources and independent program suppliers may distribute their programming themselves rather than through us. In addition, our success will continue to be dependent upon our ability to identify and secure rights to exclusive content that appeal to consumers.
We have a high concentration of sales to relatively few customers, the loss of which may adversely impact our liquidity, business, results of operations and financial condition. In fiscal 2009, Amazon.com accounted for approximately 14% of our net revenues. In fiscal 2008, Amazon.com, Anderson Merchandisers (which supplies Wal-Mart) and AEC, accounted for approximately 15%, 13%, and 11%, respectively, of our net revenues. In fiscal 2007, Amazon.com, Inc., AEC, and Anderson Merchandisers accounted for 12%, 12% and 10%, respectively, of our net revenues. Additionally, our top five customers accounted for over 45% of our fiscal 2009 net revenues. Our top 25 customers accounted for approximately 86% of our fiscal 2009 net revenues.
We may be unable to maintain favorable relationships with our retailers and distributors. Further, our retailers and distributors may be adversely affected by economic conditions. For example, as noted in the following risk factor, the parent of AEC recently filed for bankruptcy. If we were to lose any of our top customers or if any of these customers reduces or cancels a significant order, it could have an adverse effect on our liquidity, business, results of operations and financial condition.
Our high concentration of sales to relatively few customers may result in significant uncollectible accounts receivable exposure, which may adversely impact our liquidity, business, results of operations and financial condition. At March 31, 2009, Anderson Merchandisers, AEC and Amazon.com accounted for approximately 12%, 11%, and 10%, respectively, of our gross accounts receivables. At March 31, 2008, AEC and Anderson Merchandisers accounted for 19% and 18%, respectively, of our gross accounts receivables.
Due to the concentration of sales to relatively few customers, we face credit exposure from our retail customers and may experience uncollectible receivables from these customers should they face financial difficulties. If these customers fail to pay their accounts receivable, file for bankruptcy or significantly reduce their purchases of our programming, it would have an adverse effect on our business, financial condition, results of operations, and liquidity.

Image Entertainment, Inc.	25

For example, in April 2009, Source Interlink Companies Inc., parent of AEC, one of our largest customers, filed for Chapter 11 bankruptcy protection. Source Interlink obtained Bankruptcy Court approval to pay its pre-petition creditors, including us, in the ordinary course of business. In May 2009, the Bankruptcy Court approved Source Interlink’s Disclosure Statement, which provided for the payment in full of our claim, along with all of Source Interlink’s general unsecured creditors. As of June 15, 2009, AEC had paid down the pre-petition balance by $1.1 million leaving an outstanding balance of $2.4 million. A failure to receive the amounts due to us by AEC would have an adverse impact on our business, results of operations and financial condition.
We have a high concentration of sales from relatively few titles, which may impact future net revenues if we do not acquire additional titles. Our top five fiscal 2009 new release exclusive titles on DVD accounted for approximately 13.9% of our fiscal 2009 net revenues. Our top ten fiscal 2009 new release exclusive titles on DVD accounted for approximately 18.1% of our fiscal 2009 net revenues. Although catalogue sales of these titles continue to be relatively strong, sales for these catalogue titles nevertheless have decreased over time and will probably continue to do so until our rights expire. If we are unable to acquire titles of equal or greater strength and popularity to replace the revenue provided by our existing titles, our future net revenues would be negatively impacted.
We may not be successful in acquiring cast-driven finished feature film content or selling feature film content, which could adversely impact our business, results of operations and financial condition. We are primarily known as an aggregator of exclusive distribution rights for eclectic, non-feature film entertainment programming. We face competition from other distribution entities that are well known for acquiring and distributing this genre of programming. We face competition from better capitalized entities, including the major motion picture and independent studios, and may be unable to offer the same upfront money required to secure the rights for certain available programming. While we believe we have added key members of management and staff with feature film acquisition, sales and marketing talent and experience, we may not be ultimately successful in acquiring or selling feature film content competitively or to the extent of our current plans. With the maturation of the DVD market, our inability to successfully acquire or sell feature film content could adversely impact our business, results of operations and financial condition.
Our inability to gauge and predict the commercial success of our programming could adversely impact our business, results of operations and financial condition. Operating in the entertainment industry involves a substantial degree of risk. Each music performance, feature film or other programming title is an individual artistic work, and unpredictable audience reactions primarily determine commercial success. The commercial success of a title also depends upon the quality and acceptance of other competing programs or titles released into the marketplace, critical reviews, the availability of alternative forms of entertainment and leisure activities, general economic conditions and other tangible and intangible factors, all of which are subject to change and cannot be predicted with certainty. Timing and timeliness are also sometimes relevant to a program’s success, especially when the program concerns a recent event or historically relevant material (e.g., an anniversary of a historical event which focuses media attention on the event and accordingly spurs interest in related content). Our success will depend in part on the popularity of our content which, in turn, depends on our ability to gauge and predict expected popularity. Our inability to gauge and predict the commercial success of our programming could adversely impact our business, results of operations and financial condition. Even if a film achieves success during its theatrical release, the popularity of a particular program and its ratings may diminish over time, which may have a material adverse affect on our business, results of operations and financial condition.
Our current DVD and CD genre revenue concentrations may become unpopular with our retail customers and end-consumers, which may adversely impact our business. During fiscal 2009, 2008, and 2007, our DVD title genre revenue concentration was heavily weighted toward comedy, music and television-related DVD programming and the addition of feature film programming in fiscal 2009. We may not be able to successfully continue producing or acquiring content in the same genres, or achieve the same strength within the genres we were successful with, in fiscal 2009. If we are unable to compete successfully in the home entertainment market for higher-profile DVD and CD content, our business may be adversely impacted.
Inventory obsolescence may adversely impact our business, results of operations and financial condition. We maintain a substantial investment in DVD and CD inventory. If we overestimate the demand for a particular title, we may warehouse significant quantities of that title. Retained inventory occupies valuable storage space and may become obsolete as our distribution term for the title expires. Although we may sell the inventory at a deeply

26	Image Entertainment, Inc.

discounted price toward the end of the distribution term in order to recoup our manufacturing, storage and other costs, there is no guarantee that a market will exist for a given title, even at the deeply discounted price. Alternatively, we may renew the exclusive distribution rights to an expiring title, but there is no guarantee that we will be able to do so, or do so on terms acceptable to us. Additionally, our royalty and/or distribution fee agreements sometimes contain terms, such as minimum royalties per unit and music publishing fees, which effectively prevent us from steeply discounting the price on some titles. Failure to sell obsolete inventory may adversely impact our business, results of operations and financial condition.
We may be unable to recoup advances paid to secure exclusive distribution rights. Our most significant costs and cash expenditures relate to acquiring content for exclusive distribution and, less recently, the funding of content production or co-production for exclusive distribution. Most agreements to acquire content require up front advances against royalties or net profits expected to be earned from future distribution. The advance amounts are derived from our estimate of net revenues that will be realized from our distribution of the title or titles. Although these estimates are based on management’s knowledge of current events and actions management may undertake in the future, actual results may ultimately differ from those estimates. As a result of not performing up to our original estimates, we may (i) not recognize the expected gross margin or net profit, (ii) not recoup our advance or (iii) record accelerated amortization and/or fair value write downs of film costs, including the advances paid. Any of these events may adversely impact our business, results of operations and financial condition.
Risks associated with distributing our programming internationally may adversely impact our business, results of operations and financial condition. We distribute our programming internationally. As a result, our business may be subject to various risks inherent in international trade, many of which are beyond our control. Risks faced in distributing our programming internationally include:
•	cancellation or renegotiation of contracts;

•	changes in laws and policies affecting international trade (including taxes);

•	credit risk;

•	fluctuating foreign exchange rates and controls;

•	civil strife;

•	acts of war;

•	guerilla activities;

•	insurrection;

•	terrorism;

•	changing retailer and consumer tastes and preferences with regard to our programming;

•	differing degrees of protection of our intellectual property;

•	cultural barriers; and

•	potential instability of foreign economies and governments.
Any of the foregoing risks may adversely impact our international sales, which may adversely impact our business, results of operations and financial condition.
Inability to maintain relationships with our program suppliers and vendors may adversely impact our business. We receive a significant amount of our revenue from the distribution of those DVDs for which we already have exclusive agreements with program suppliers. However, those titles in production which have been financed by us may not be timely delivered as agreed or be of expected quality. Delays or inadequacies in delivery of titles, including rights clearances, could negatively impact the performance of any given quarter or fiscal year. In addition, our business, results of operations and financial condition may be adversely impacted if:
•	we are unable to renew our existing agreements as they expire;

•	our current program suppliers do not continue to support the DVD format in accordance with our exclusive agreements;

•	our current content suppliers do not continue to license titles to us on the current terms or on terms favorable to us; or

•	we are unable to establish new beneficial supplier relationships to ensure acquisition of exclusive titles in a timely and efficient manner.

Image Entertainment, Inc.	27

We may not be able to keep pace with technological advances, which may adversely impact our business, results of operations and financial condition. The entertainment industry in general, and the music and motion picture industries in particular, are continuing to undergo significant changes, primarily due to technological developments, including Blu-ray and digital delivery. Because of the rapid growth of technology, shifting consumer tastes and the popularity and availability of other forms of entertainment, it is impossible to predict the overall effect these factors could have on potential revenue from, and profitability of, distributing entertainment programming. If we are unable to keep pace with accepted technological advances in delivering entertainment programming, our business, results of operations and financial condition may be adversely impacted.
Failure by third parties to promote our programming may adversely impact our business. Decisions regarding the timing of release and promotional support of programming which we license and distribute are important in determining the success of a particular music concert, feature film or related product. We may not control the manner in which a particular artist, film or related product is marketed and promoted, and we may not be able to fully control our corresponding DVD or CD releases. Although artists, record companies, studios and producers have a financial interest in the success of any concerts or films distributed by us, any marketing or promotional decision or restriction by such persons may negatively affect the success of our titles.
An increase in product returns may adversely impact our business, results of operations and financial condition. As with the major studios and other independent companies in this industry, we experience a relatively high level of product returns as a percentage of our revenues. Our allowances for sales returns may not be adequate to cover potential returns in the future, particularly in the case of consolidation within the home video retail marketplace which, when it occurs, tends to result in inventory consolidation and increased returns. Our experience over two of the past three years has been one of increasing return rates, and we expect this trend to continue. A continuation of increasing return rates may adversely impact our business, results of operations and financial condition.
We may not possess satisfactory rights in our properties, which may adversely impact our business, results of operations and financial condition. Although we require satisfactory chain of title information to our exclusively licensed content, as well as Errors and Omissions insurance and indemnification language from our content providers, the risk exists that some programs may have a defective chain of title. The validity and ownership of rights to some titles can be uncertain and may be contested by third parties, which may result in litigation that could result in substantial costs and the diversion of resources, and could have a material adverse impact on our business, results of operations and financial condition.
Protecting and defending against intellectual property claims may have a material adverse impact on our business, results of operations and financial condition. Our ability to compete in the home entertainment industry depends, in part, upon successful protection of our proprietary and intellectual property. We protect our property rights to our productions through available copyright and trademark laws and licensing and distribution arrangements with reputable international companies in specific territories and media for limited durations. Despite these precautions, existing copyright and trademark laws afford only limited practical protection in some jurisdictions. In some jurisdictions of our distribution, there are no copyright and/or trademark protections available. As a result, it may be possible for unauthorized third parties to copy and distribute our productions or portions or applications of our intended productions.
In addition, litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity. Any such litigation could result in substantial costs and the resulting diversion of resources could have an adverse effect on our business, results of operations or financial condition.
From time to time, we may also receive claims of infringement of other parties’ proprietary rights. Regardless of the validity or the success of the claims, we could incur significant costs and diversion of resources in defending against such claims, which could have an adverse effect on our business, financial condition or results of operations.
The full exploitation of our rights requires us to conduct business in areas where our expertise is limited. In order to fully exploit some of the rights we have acquired, we are required to conduct business in markets (e.g., theatrical, Internet, rental, broadcast, video-on-demand, in-flight, satellite) where we are not as experienced as we are in the DVD market. Accordingly, when exploiting the markets in which we are less experienced, we may realize a

28	Image Entertainment, Inc.

greater proportion of costs, or we may not realize as great a proportion of revenue, as we would in the DVD market.
We depend on key and highly skilled personnel to operate our business, and if we are unable to retain our current personnel or hire additional personnel our ability to develop and successfully market our business could be harmed. Our success continues to depend to a significant extent on our ability to identify, attract, hire, train and retain qualified professional, creative, technical and managerial personnel. Moreover, we believe that our success greatly depends on the contributions of our executive management, including President and Chief Financial Officer Jeff M. Framer, Chief Acquisitions Officer Bill Bromiley and Chief Operating Officer Rick Eiberg. All of our employees, other than our executive and senior management, are at-will employees, which mean they may terminate their employment relationship with us at any time, and their knowledge of our business and industry would be extremely difficult to replace. The loss of any key employees or the inability to attract or retain qualified personnel could delay the acquisition of content and harm the market’s perception of us. Competition for the caliber of talent required to acquire and distribute content continues to increase. If we are unable to attract and retain the qualified personnel we need to succeed, our business, results of operations and financial condition will suffer.
The occurrence of uninsured events may adversely impact our business, results of operations and financial condition. We maintain insurance to protect us against various risks related to our operations. This insurance is maintained in types and amounts that we believe to be reasonable depending upon the circumstances surrounding each identified risk. However, we may elect to limit coverage or not to carry insurance for some risks because of the high premiums associated with insuring those risks or for various other reasons. For example, we do not carry earthquake insurance in light of the steep increase in premiums in Southern California after the Northridge earthquake in January 1994. The occurrence of uninsured events or events for which we are not adequately insured may adversely impact our business, results of operations and financial condition.
We face direct and indirect foreign currency exchange risk. Although our Universal International Music and Digital Site sublicense agreements are U.S. Dollar denominated, with these parties reporting to us and paying us in U.S. Dollars, the underlying Universal International Music sales transactions are in Euros and the underlying Digital Site sales transactions are in Yen. On June 13, 2009, the Euro was equivalent to approximately U.S. $1.41 and the Yen was equivalent to approximately U.S. $0.01020. Should the U.S. Dollar strengthen compared to either the Euro or the Yen, our sublicensors’ reported royalties to us on a title-by-title basis and in the aggregate would decline (assuming consistent unit sales) and thus reduce our revenues recognized. To date, we have not entered into foreign currency exchange contracts. Even if we were to implement hedging strategies to mitigate this risk, these strategies might not eliminate our exposure to foreign exchange rate fluctuations and would involve costs and risks of their own, including ongoing management time and expertise, external costs to implement the hedging activities and potential accounting implications.
We depend on third-party shipping and fulfillment companies for the delivery of our products. If these companies experience operational difficulties or disruptions, our business could be adversely impacted. We rely on Arvato Digital Services, our disc replication and fulfillment partner, to determine the best delivery method for our products. Arvato relies entirely on arrangements with third party shipping companies, principally UPS and Federal Express for small package deliveries and less-than-truckload service carriers for larger deliveries, for the delivery of our products. The termination of arrangements between Arvato and one or more of these third party shipping companies, or the failure or inability of one or more of these third party shipping companies to deliver products on a timely or cost efficient basis from Arvato to our customers, could disrupt our business, reduce net sales and harm our reputation. Furthermore, an increase in the amount charged by these shipping companies could negatively affect our gross margins and earnings.
Legislative actions, higher director and officer insurance costs and potential new accounting pronouncements are likely to cause our general and administrative expenses to increase and impact our future financial condition and results of operations. In order to comply with the Sarbanes-Oxley Act of 2002, as well as changes to the NASDAQ listing standards and rules adopted by the Securities and Exchange Commission, we have been required to strengthen our internal controls, hire additional personnel and retain additional legal, accounting and advisory services, all of which have caused, and could continue to cause, our general and administrative costs to increase. In addition, insurers have increased and could continue to increase premiums for our directors’ and officers’ insurance policies. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our Board of Directors or as our executive officers.

Image Entertainment, Inc.	29

Our financial statements are prepared in accordance with U.S. generally accepted accounting principles. These principles are subject to interpretation by various governing bodies, including the Financial Accounting Standards Board, the Public Company Accounting Oversight Board, and the Securities and Exchange Commission, which create and interpret appropriate accounting standards. Changes in or new accounting standards could have a significant adverse effect on our results of operations.
Risks Relating to Our Industry
The standard DVD format has matured. During calendar 2008, the DVD marketplace experienced the first noticeable year-over-year decline for the category since the format debuted in 1997. Home Media Magazine reported in the fourth quarter of our fiscal 2008 that Nielson VideoScan scan showed a noticeable decline in DVD units actually sold through to consumers in 2007. We generated approximately 82.5%, 91.4% and 90.3% of our net revenue from the sale of standard DVDs in fiscal 2009, 2008 and 2007, respectively. The continued maturation of the standard DVD format may adversely impact our business, results of operations and financial condition. For more information regarding the trend of the DVD format maturation, see “Business — Industry Trends” above.
Decreasing retail prices for DVDs may negatively impact our revenues and gross profit margins. The home entertainment programming market in which we compete is rapidly evolving and intensely competitive. Many of our competitors, including major studios, are increasingly offering programming, particularly DVD programming, at lower prices. They may be able to produce or secure content on more favorable terms and may be able to adopt more aggressive pricing policies than we are able to adopt. While we strive to improve our operating efficiencies and leverage our fixed costs so that we can afford to pass along these savings to our customers in the form of lower prices, the industry trend of lowering prices may, over time, lead to higher levels of competition and, therefore, lost sales, decreased profit margins or decreased overall revenues.
Decreasing retail shelf space for our industry may limit sales of our programming, which may adversely impact our business, results of operations and financial condition. We face increasing competition from major motion picture studios, music labels and other independent content suppliers for limited retail shelf space and retailer open to buy dollars. Our exclusive content competes for a finite amount of shelf space against a large supply and diversity of entertainment content from other suppliers. New DVD releases generally exceed several hundred titles a week. We believe this competition can be especially challenging for independent labels like us, because the new DVD releases of major studios often have extremely high visibility and sales velocity in the millions of units, and typically require much more shelf space to support.
Shelf space crunch at our “brick and mortar” retail customers is exacerbated by the arrival of a sole high-definition DVD format — Blu-ray. The combination of vanilla discs, premium discs and special-edition boxed sets across up to two formats means that a release can come in as many six different configurations. With the exception of our more popular new release titles and top-selling catalogue titles, it can be a challenge to obtain the product placement necessary to maximize sales, particularly among the limited number of major retailers who comprise our core “brick and mortar” customers. The continued retailer trend toward greater visibility for titles at the expense of quantity (i.e., “face out” rather than “spine out” DVD placement) has the effect of reducing the total number of titles actually carried by a retailer. For more information regarding decreasing retail shelf space due to DVD releases of major studios, see “Business — Competition” above.
For retailers, reconciling the expanding DVD catalog with limited shelf space is becoming increasingly urgent. Meanwhile, rights holders like Image and other non-studio content providers have a growing concern that many titles are simply not strong enough to secure shelf space. If we are unable to secure sufficient shelf space for our programming, our business, results of operations and financial condition may be adversely impacted.
Illegal piracy may reduce our revenues and adversely impact our results of operation. The music industry is facing a major challenge in the form of illegal piracy resulting from Internet downloading and/or CD recorders. This piracy has negatively affected industry revenues and profits. As DVD recorders, DVRs and high-speed Internet connections become more popular, and the storage capacity of personal computers increases, we may face greater piracy concerns with respect to our core DVD business. Motion picture piracy is already extensive in many parts of the world, and is made easier because of technological advances and the conversion of motion pictures into digital formats. The proliferation of unauthorized copies of these products may reduce the revenue we receive from our

30	Image Entertainment, Inc.

products, which may cause an adverse material impact on our business. In order to contain this problem, we do and will continue to require our retail distribution partners to implement elaborate and costly security and anti-piracy measures such as geo-filtering, which could result in significant expenses and loss of revenue. Even if such security and anti-piracy measures are implemented, we may be unable to prevent illegal piracy.
If DVD cannot compete successfully with other formats of home entertainment, our revenues may be adversely impacted. The DVD format competes with other formats of in-home entertainment, including network, syndicated, cable and pay-per-view television, home satellite systems and video gaming systems. The DVD format also competes with new and emerging technologies in the entertainment industry, including Blu-ray, entertainment programming on the Internet, video-on-demand, high-definition television, and optical discs with greater storage capacity. These alternate home entertainment formats and emerging content delivery technologies my adversely impact the overall market for our DVD sales, especially if we are unable to continue to adapt and exploit the development and advancement of emerging technology.
The motion picture industry is rapidly evolving, and recent trends have shown that audience response to both traditional and emerging distribution channels is volatile and difficult to predict. The entertainment industry in general and the motion picture industry in particular continue to undergo significant changes, due both to shifting consumer tastes and to technological developments. New technologies, such as video-on-demand and Internet distribution of films, have provided motion picture companies with new channels through which to distribute their films. Accurately forecasting both the changing expectations of movie audiences and market demand within these new channels have proven challenging.
We cannot accurately predict the overall effect shifting audience tastes, technological change or the availability of alternative forms of entertainment may have on the distributor. In addition to uncertainty regarding the DVD market, there is uncertainty as to whether other developing distribution channels and formats, including video-on-demand, Internet distribution of films and high-definition, will attain expected levels of public acceptance or, if such channels or formats are accepted by the public, whether we will be successful in exploiting the business opportunities they provide. Moreover, to the extent that these emerging distribution channels and formats gain popular acceptance, the demand for delivery through DVDs may decrease.
Risks Relating to Our Stock
Our stock price may be subject to substantial volatility, and you may lose all or a substantial part of your investment. Our common stock currently trades on The NASDAQ Global Market. There is a limited public float, and trading volume historically has been limited and sporadic. From June 1, 2008 through June 1, 2009, the closing price of our common stock ranged between $0.64 and $2.24 per share on volume ranging from 1,110 to over 1.7 million shares per day. As a result, the market price for our common stock may not necessarily be a reliable indicator of our fair market value. The price at which our common stock will trade may be highly volatile and may fluctuate as a result of a number of factors, including, the number of shares available for sale in the market, quarterly variations in our operating results, actual or anticipated announcements of new releases by us or competitors, the gain or loss of significant customers, changes in the estimates of our operating performance, and market conditions in our industry and the economy as a whole.
We may be delisted from The NASDAQ Stock Market if we do not satisfy continued listing requirements. On August 4, 2008, we received a letter from the Listing Qualifications Department of The NASDAQ Stock Market indicating that for the then-last 30 consecutive trading days, our publicly held shares had not maintained a minimum market value of $15 million as required under the NASDAQ Listing Rules. However, due to the increase in our share price associated with our proposed merger with Nyx Acquisitions, Inc., we received a letter from The NASDAQ Stock Market on December 23, 2008 indicating that we had met the minimum market value of publicly held shares of $15 million as required under the NASDAQ Listing Rules. Even though we currently satisfy the continued listing standards of The NASDAQ Global Market, if in the future we fail to comply with the continued listing standards of The NASDAQ Global Market, our common stock would be delisted from that market.
If we are delisted from The NASDAQ Global Market, we may apply to transfer our common stock to The NASDAQ Capital Market. However, our application may not be granted if we do not satisfy the applicable listing requirements for The NASDAQ Capital Market at the time of the application. The continued listing standards of The NASDAQ Global Market and The NASDAQ Capital Market contain a $1.00 minimum bid price requirement. On June

Image Entertainment, Inc.	31

23, 2009, the closing sales price of our common stock was $1.05. Even if we successfully transfer our common stock to The NASDAQ Capital Market, but are unable to satisfy the minimum bid price requirement or any of the other continued listing standards of The NASDAQ Capital Market, our common stock would be delisted from The NASDAQ Capital Market.
If our common stock were delisted from The NASDAQ Stock Market, you may find it difficult to dispose of your shares. If our common stock were to be delisted from The NASDAQ Global Market and we could not satisfy the listing standards of The NASDAQ Capital Market, trading of our common stock most likely would be conducted in the over-the-counter market on an electronic bulletin board established for unlisted securities such as the Pink Sheets or the OTC Bulletin Board. Such trading would reduce the market liquidity of our common stock. As a result, an investor would find it more difficult to dispose of, or obtain accurate quotations for the price of, our common stock.
If our common stock is delisted from The NASDAQ Global Market and we could not satisfy the listing standards of The NASDAQ Capital Market and the trading price remains below $5.00 per share, trading in our common stock might also become subject to the requirements of certain rules promulgated under the Securities Exchange Act of 1934, which require additional disclosure by broker-dealers in connection with any trade involving a stock defined as a “penny stock” (generally, any equity security not listed on a national securities exchange or quoted on The NASDAQ Stock Market that has a market price of less than $5.00 per share, subject to certain exceptions). Many brokerage firms are reluctant to recommend low-priced stocks to their clients. Moreover, various regulations and policies restrict the ability of shareholders to borrow against or “margin” low-priced stocks, and declines in the stock price below certain levels may trigger unexpected margin calls. Additionally, because brokers’ commissions on low-priced stocks generally represent a higher percentage of the stock price than commissions on higher priced stocks, the current price of the common stock can result in an individual shareholder paying transaction costs that represent a higher percentage of total share value than would be the case if our share price were higher. This factor may also limit the willingness of institutions to purchase our common stock. Finally, the additional burdens imposed upon broker-dealers by these requirements could discourage broker-dealers from facilitating trades in our common stock, which could severely limit the market liquidity of the stock and the ability of investors to trade our common stock.
If our common stock were delisted from The NASDAQ Stock Market, the delisting would trigger default of a listing requirement covenant under our senior convertible note. A default under our senior convertible note, which if not waived by the note holder, would accelerate principal payments due under the note, plus a 20% premium on the principal amounts due, and would trigger a default under our loan agreement. These defaults would make further borrowing difficult and more expensive and would jeopardize our ability to continue as a going concern.
Any future sales of equity may significantly impact the market price of our common stock. We currently have on file with the SEC outstanding registration statements for the issuance of our securities in exchange for either cash or other securities. Future sales of substantial amounts of our common stock, including shares that we may issue upon exercise of outstanding options, warrants and other convertible securities, could adversely impact the market price of our common stock. Further, if we raise additional funds through the issuance of common stock or securities convertible into or exercisable for common stock, the percentage ownership of our stockholders will be reduced and the price of our common stock may fall.
If we are unable to conclude that our internal control over financial reporting is effective, our stock price may be negatively impacted. Section 404 of the Sarbanes-Oxley Act of 2002 and the accompanying rules and regulations promulgated by the SEC to implement it require us to include in our Form 10-K an annual report by our management regarding the effectiveness of our internal control over financial reporting. The report includes, among other things, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. During this process, if our management identifies one or more material weaknesses in our internal control over financial reporting that cannot be remediated in a timely manner, we will be unable to assert such internal control is effective. While we currently believe our internal control over financial reporting is effective, the effectiveness of our internal controls in future periods is subject to the risk that our controls may become inadequate because of changes in conditions, and, as a result, the degree of compliance of our internal control over financial reporting with the applicable policies or procedures may deteriorate. If we are unable to conclude that our internal control over financial reporting is effective (or if beginning with our fiscal year ending March 31, 2010, our independent registered public accounting firm disagree with our conclusion), we could lose investor confidence in the accuracy and completeness of our financial reports, which may have an adverse impact on our stock price.

32	Image Entertainment, Inc.

Certain provisions in our charter documents and Delaware law, as well as our stockholder rights plan, could discourage takeover attempts and lead to management entrenchment. Our certificate of incorporation and bylaws contain provisions that could have the effect of delaying or preventing changes in control or changes in our management without the consent of our board of directors. These provisions include:
•	no cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;

•	a classified board of directors with three-year staggered terms, which may delay the ability of stockholders to change the membership of a majority of our board of directors;

•	the exclusive right of our board of directors to elect a director to fill any vacancies, which prevents stockholders from being able to fill vacancies on our board of directors;

•	the ability of our board of directors to determine to issue shares of preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;

•	a prohibition on stockholder action by written consent or electronic transmission, which forces stockholder action to be taken at an annual or special meeting of our stockholders;

•	the requirement that, except as required by law and subject to any rights of holders of preferred stock, a special meeting of stockholders may be called only by the chairman of the board of directors, the chief executive officer, the president and the secretary, in each case pursuant to a resolution of the board of directors, which may delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors; and

•	advance notice procedures that stockholders must comply with in order to nominate candidates to our board of directors or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of us.
We are also subject to certain anti-takeover provisions under Delaware law. Under Delaware law, a corporation may not, in general, engage in a business combination with any holder of 15% or more of its capital stock unless the holder has held the stock for three years or, among other things, the board of directors has approved the transaction.
Further, in October 2005, our board of directors adopted a stockholder rights plan and declared a dividend of one right for each outstanding share of common stock. The existence of the rights plan and related rights may make it more difficult for other persons or entities, without the approval of our board of directors, to make a tender offer or otherwise acquire substantial amounts of our common stock, or to launch other takeover attempts that a stockholder might consider to be in the stockholder’s best interests. The stockholder rights plan also may limit the price that certain investors might be willing to pay in the future for shares of our common stock.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Our headquarters are located in Chatsworth, California and consist of approximately 62,000 square feet on one floor of a multi-tenant building. The monthly rent is $1.37 per square foot, on a gross basis, or approximately $85,000 per month, and increases approximately 3% annually. The office lease has an initial 10-year term with two five-year options. The lease commenced on July 1, 2004. Although a base level of operating expenses is included in the rent payment, we will be responsible for a percentage of actual annual operating expense increases capped at 5% annually. All of our business segments are located in the Chatsworth facility.

Image Entertainment, Inc.	33

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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
On February 24, 2009, we held a special meeting of stockholders. The stockholders were voting on:
•	a proposal to adopt the Agreement and Plan of Merger, dated as of November 20, 2008, among Nyx Acquisitions, Inc., a Delaware corporation, The Conceived Group, Inc., a Delaware corporation and a direct wholly owned subsidiary of Nyx, and Image, pursuant to which, among other things, (i) The Conceived Group, Inc. will merge with and into Image upon the terms and subject to the conditions set forth in the merger agreement, with Image surviving the merger as a majority-owned subsidiary of Nyx, and (ii) upon consummation of the merger, each issued and outstanding share of Image common stock will be converted into the right to receive $2.75 per share in cash, without interest (“Proposal 1”), and

•	a proposal to adjourn or postpone the special meeting to a later date to solicit additional proxies if there are insufficient votes at the time of the meeting to adopt the merger agreement (“Proposal 2”).
The votes for each proposal are as follows:

	VOTES FOR	VOTES AGAINST	ABSTENTIONS	BROKER NON-VOTES
Proposal 1	13,888,173	44,045	4,565	—
Proposal 2	13,733,931	190,851	12,001	—
Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Events—Merger Agreement Termination” for a discussion of the termination of the merger agreement.

34	Image Entertainment, Inc.

PART II
ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock trades on The NASDAQ Global Market® under the symbol “DISK.” The table below presents the quarterly high and low sales prices as reported by The NASDAQ Global Market during the past two fiscal years.

Fiscal Year Ended March 31, 2009	High	Low
Quarter ended June 30, 2008	$1.850	$0.800
Quarter ended September 30, 2008	$1.290	$0.750
Quarter ended December 31, 2008	$2.150	$0.410
Quarter ended March 31, 2009	$2.390	$0.730

Fiscal Year Ended March 31, 2008	High	Low
Quarter ended June 30, 2007	$4.350	$4.130
Quarter ended September 30, 2007	$4.390	$3.910
Quarter ended December 31, 2007	$4.500	$3.310
Quarter ended March 31, 2008	$3.800	$1.040
Stockholders
As of June 15, 2009, there were approximately 21,855,718 shares of our common stock issued and outstanding, which were held by 1,191 holders of record. The number of holders of record does not include the number of persons whose stock is in nominee or “street name” accounts through brokers.
Dividend Policy
Our Loan and Security Agreement, as amended, with Wachovia Capital Finance Corporation (Western) (Wachovia) prohibits the payment of dividends. For more information on these restrictions, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.” We have never paid a cash dividend on our common stock, and we presently intend to retain all future earnings, if any, for business development.
Stock Performance Graph
The graph below compares our cumulative total return, the NASDAQ Composite Index and our selected peer group for the five-year period ended March 31, 2009. The new peer group consists of Blockbuster, Inc., Genius Products, Inc., Lions Gate Entertainment Corp., Navarre Corporation and Trans World Entertainment Corporation. We added Blockbuster, Inc. and removed Handleman Company since Blockbuster is closer to our size of business and more closely related to our space within the industry. The old peer group consisted of Handleman Company, Trans World Entertainment Corporation, Navarre Corporation, Lions Gate Entertainment Corp. and Genius Products, Inc. The graph assumes an initial investment in us of $100 on March 31, 2004, in the NASDAQ Composite Index, and in each of the peer groups. The graph also assumes reinvestment of dividends, if any. The stockholder return shown on the graph below should not be considered indicative of future stockholder returns, and we will not make or endorse any predictions of future stockholder returns.

Image Entertainment, Inc.	35

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN*
AMONG IMAGE ENTERTAINMENT, INC., THE NASDAQ COMPOSITE INDEX,
AN OLD PEER GROUP AND A NEW PEER GROUP
*        $100 invested on 3/31/04 in stock or index, including reinvestment of dividends. Fiscal year ending March 31.

	3/04	3/05	3/06	3/07	3/08	3/09

Image Entertainment, Inc.	100.00	165.76	112.12	126.97	50.91	39.09
NASDAQ Composite	100.00	101.46	120.54	127.18	119.09	78.60
Old Peer Group	100.00	133.38	93.04	100.90	70.11	32.02
New Peer Group	100.00	131.11	83.17	103.92	70.11	28.31

36	Image Entertainment, Inc.

ITEM 6.	SELECTED FINANCIAL DATA
The selected financial data presented below was derived from our consolidated financial statements and should be read in conjunction with our consolidated financial statements, the notes thereto and the other financial information included therein in Item 8 of this Annual Report, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Historical results are not necessarily indicative of future results.
Our independent registered public accounting firm has included an explanatory paragraph in its report on our consolidated financial statements found elsewhere in this Annual Report that expresses substantial doubt regarding our ability to continue as a going concern. The selected financial data presented below does not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

	Years Ended March 31,
(In thousands, except per share data)	2009	2008	2007	2006	2005
Statement of Operations Data:
Net revenues	$130,691	$95,818	$99,751	$111,902	$118,383
Operating costs and expenses	134,341 [1]	115,488 [3]	109,885 [4]	111,378 [5]	112,380	[6]
Earnings (loss) from operations	(3,650)	(19,670)	(10,134)	524	6,003
Interest expense, net	3,320	3,345	2,434	707	665
Other expense (income)	(5,205)[2]	(4)	—	(3)	49
Earnings (loss) from operations before income taxes	(1,765)	(23,011)	(12,568)	(180)	5,289
Income tax expense	39	42	43	27	162	[7]
Net earnings (loss)	$(1,804)	$(23,053)	$(12,611)	$(207)	$5,127
Earnings (loss) per share:
Basic	$(.08)	$(1.06)	$(.59)	$(.01)	$.27
Diluted	$(.08)	$(1.06)	$(.59)	$(.01)	$.26
Weighted average shares outstanding
Basic	21,856	21,734	21,482	21,273	19,100
Diluted	21,856	21,734	21,482	21,273	19,912

[1]	Includes (i) a $4.8 million fourth quarter charge in accelerated amortization and fair value write down of film assets primarily related to the continuing contraction of the DVD marketplace and related contraction in available shelf space for previously released programming, (ii) $1.1 million in legal, investment banking and other expenses associated with negotiations and the eventual termination of the proposed merger agreement between us and Nyx Acquisitions, Inc., (iii) a $499,000 charge for the value of the severance granted to our former President who left our employ in March 2009 and (iv) a $439,000 net charge for severance related to our February 2009 cost reduction plan.

[2]	Includes (i) $2.0 million received pursuant to a settlement agreement and mutual release relating to a merger agreement and distribution agreement, (ii) $1.0 million received in non-refundable consideration for the extension of the closing date of a merger agreement ultimately terminated in April 2009, (iii) $2.4 million pursuant to the termination of an agreement with a content supplier, and (iv) a $209,000 noncash expense for the change in fair value of a warrant liability and the embedded derivatives within our convertible note payable.

[3]	Includes (i) a $10.4 million fourth quarter charge in accelerated amortization and fair value write down of film costs primarily related to the maturation of the DVD marketplace and related contraction in available shelf space for previously released programming, (ii) $2.2 million in legal, investment banking and other expenses associated with negotiations, related disputes and the eventual termination of the proposed merger agreement between us and BTP Acquisition Company, LLC, (iii) a $979,000 charge for the value of the retirement package to our former Chief Executive Officer, who resigned and the severance commitment for two employees who left our employ at March 31, 2008 and (iv) $1.0 million in charges associated with the closure of our Las Vegas distribution facility and termination of the lease ($612,000 in restructuring costs and $400,000 in accelerated depreciation and amortization of property, plant and equipment).

[4]	Includes a (i) $2.2 million write-off of assets relating to our distribution agreement with Source Entertainment, Inc. which filed for bankruptcy protection in May 2007, (ii) $1.4 million in legal, investment banking and other expenses associated with negotiations, related disputes and the eventual termination of the proposed merger agreement between us and BTP Acquisition Company, LLC, (iii) $634,000 in fees and expenses associated with the Lion’s Gate proxy

Image Entertainment, Inc.	37

contest and Special Committee of our Board, (iv) $488,000 in severance and UK office closure costs and (v) a net $432,000 charge associated with the Chapter 11 filing of MTS (Tower Records).

[5]	Includes a $1,566,000 charge associated with the Chapter 11 filing of Musicland Holding Corp. and a $248,000 impairment charge associated with software not utilized. Also includes a $562,000 credit to cost of sales from the reversal of an over accrual for music publishing liabilities associated with a DVD series.

[6]	Includes a $499,000 non-recurring noncash credit related to the discontinuation of our international distribution of DVDs through sub-distributors.

[7]	Income tax expense reflects the use of net operating losses against taxable income.

	March 31,
(In thousands)	2009	2008	2007	2006	2005
Balance Sheet Data:
Total assets	$84,713	$84,370	$89,711	$86,875	$73,456
Long-term debt and capital leases, excluding current portion and debt discount	5,708	16,437	22,151	—	—
Net stockholders’ equity	5,497	7,226	29,580	41,643	41,833

38	Image Entertainment, Inc.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. As described at the beginning of this Annual Report under the heading “Forward-Looking Statements,” our actual results could differ materially from those anticipated in these forward-looking statements. Factors that could contribute to such differences include those discussed elsewhere in this Annual Report under the heading “Forward-Looking Statements” and in the section entitled “Risk Factors.” You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Annual Report. Except as may be required under federal law, we undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur
You should read the following discussion and analysis in conjunction with our consolidated financial statements and related footnotes included in Item 8 of this Annual Report.
Overview
General
We are a leading independent licensee and distributor of home entertainment programming in North America. We have three business segments:
•	domestic (which consists of the United States and Canada);

•	digital; and

•	international
Our domestic segment primarily consists of the acquisition, production and distribution of exclusive DVD/Blu-ray content in North America and the exploitation of our North American broadcast and non-theatrical rights. Our digital segment consists of revenues generated by the digital distribution of our exclusive content via video-on-demand, streaming video and downloading. Our international segment includes the international video sublicensing of all formats and exploitation of broadcast rights outside of North America. For more information on our business segments, including changes to the composition of our segments beginning in fiscal 2008, see “Business—Business Segments” elsewhere in this Annual Report.
Revenue Sources
Our primary source of revenues continues to be from the acquisition and distribution of exclusive DVD content, including Blu-ray, in North America, which accounted for approximately 89%, 92% and 90% of our overall net sales in fiscal 2009, 2008 and 2007, respectively. The acquisition and distribution of exclusive Blu-ray content in North America, accounted for approximately 6% of our consolidated net revenue in fiscal 2009 and less than 1% of consolidated net revenues in fiscal 2008 and 2007, respectively.
Revenues derived from the digital distribution of our exclusive content rights continue to grow. Net revenues generated by our wholly owned subsidiary, Egami Media, accounted for approximately 3.2%, 2.3% and 1.2% of our consolidated net revenue in fiscal 2009, 2008 and 2007, respectively.
Revenues derived outside the U.S. and Canada are considered international and primarily represent proceeds from sublicenses with Universal International Music, Warner Vision and Digital Site from the distribution of our exclusive DVD content.
We also derive revenues from broadcast of our content, distribution of CDs and theatrical and non-theatrical revenue streams.

Image Entertainment, Inc.	39

Cost Structure
Our most significant costs and cash expenditures relate to acquiring content for exclusive distribution and, less recently, the funding of content production or co-production for exclusive distribution. Additionally, we incurred substantial legal, investment banking and other expenses during fiscal 2009 and prior fiscal years related to a proxy contest and negotiation-related disputes and the eventual termination of proposed merger agreements between us and potential acquirers.
We are now acquiring primarily North American distribution rights to completed feature films while maintaining our focus on acquiring distribution rights to genres that have been successful in the past. We continue to seek early trend opportunities in advance of mainstream acceptance in an effort to keep acquisition costs lower by bringing titles to market before spikes in demand drive up acquisition costs. We obtain our content from a variety of sources, including content rights holders, producers, business management firms, law firms, talent agencies, independent film studios and record labels, artists and content finders.
We generally acquire programming through exclusive license agreements, where we either pay royalties or receive distribution fees and pay net profits after recoupment of our upfront costs. Upon entering into a typical royalty agreement, we pay, as an advance, royalties which normally become due to the content supplier 45 days following the quarter in which the sale of the title to our retail customers has occurred. Under a typical exclusive distribution agreement, we may pay upfront fees, which are expressed as advances against future net profits, or we may pay for the cost of the content’s production in advance.
In addition to advances, upfront fees and production costs, the other significant costs we incur are:
•	DVD replication;

•	packaging;

•	advertising, promotion, and market development funds provided to retail customers;

•	domestic shipping costs from self-distribution of exclusive content;

•	personnel; and

•	music publishing on exclusive music-related DVD and CD titles.
We focus on achieving long-term, sustainable growth and profitability. We also seek to improve our cash flow position in order to continue funding operations and licensing, or entering into exclusive distribution agreements, for high quality entertainment content.
Fiscal 2009 Highlights
•	Consolidated net revenues increased 36% to $130,691,000 for fiscal 2009, from $95,818,000, for fiscal 2008.
•	Digital distribution revenues increased 95% to $4,198,000, from $2,148,000 in fiscal 2008.

•	Domestic DVD revenues increased 23% to $107,776,000, from $87,522,000 in fiscal 2008.

•	Domestic Blu-ray revenues increased to $8,090,000, from $508,000 in fiscal 2008.

•	Broadcast revenues increased 332% to $4,942,000, from $1,144,000 in fiscal 2008.
•	Consolidated gross profit margins were 21.0% for fiscal 2009, compared to 10.8% for fiscal 2008.
•	The gross profit margins in fiscal 2009 include a $4.8 million fourth quarter charge representing accelerated amortization and fair value write downs, down from a fourth quarter fiscal 2008 charge for accelerated amortization and fair value write downs of $10.4 million. See “— Trends Impacting Our Business” below. The fourth quarter fiscal 2009 charge negatively impacted fiscal 2009 gross margins by 3.7%, down from 10.9% for the fourth quarter fiscal 2008 charge.
•	Consolidated selling expenses approximated 10.9% of net revenues for each of fiscal 2009 and 2008.

•	Consolidated general and administrative expenses were $16,879,000 for fiscal 2009, down 11.2% from $19,014,000 for fiscal 2008. See “—Results of Operations—General and Administrative Expense” below.

40	Image Entertainment, Inc.

•	Noncash interest expense for fiscal 2009 associated with our manufacturing advance and convertible note totaled $1,461,000, down 12.3% from $1,666,000 in fiscal 2008.

•	Our net loss for fiscal 2009 was $1,804,000 ($.08 per diluted share), compared to a net loss of $23,053,000 ($1.06 per diluted share) for fiscal 2008.

•	We attempted to merge with Nyx Acquisitions, Inc., but the merger agreement was terminated due to Nyx’s inability to obtain the necessary financing to consummate the merger. See “—Recent Events—Merger Agreement Termination” below.

•	We received a $2 million settlement in connection with the June 2008 settlement of our disputes with BTP Acquisition Company, LLC. The disputes related to a terminated merger agreement and a content distribution agreement.

•	We began to execute a strategic realignment plan and cost reduction plan in our fourth quarter. See “—Liquidity and Capital Resources — Liquidity — Strategic Realignment and Cost Reduction Plan” below.

•	In March 2009, we announced the departure of then-President, David Borshell. Mr. Borshell was replaced by Mr. Jeff Framer, who has been with us for 19 years and served as our Chief Financial Officer for the past 15 years. Rick Eiberg, who served as Executive Vice President, Operations and Chief Technology Officer since April 2008, was promoted to Chief Operating Officer.
The highlights above are intended to identify some of our more significant events and transactions during our fiscal year 2009. Events that occurred after the fiscal 2009 year end are discussed below under “—Recent Events.” However, these fiscal 2009 highlights are not intended to be a full discussion of our results of operation or financial condition for the year. These highlights should be read in conjunction with the discussions below under “—Results of Operations” and “—Liquidity and Capital Resources” and with our consolidated financial statements and footnotes included in Item 8 of this Annual Report.
Recent Events
Merger Agreement Termination
On November 20, 2008, we entered into an Agreement and Plan of Merger (Merger Agreement) with Nyx Acquisitions, Inc. (Nyx), and The Conceived Group, Inc., a wholly owned subsidiary of Nyx (TCG). Pursuant to the terms of the Merger Agreement, TCG would have merged with and into Image (Merger), with Image continuing as the surviving corporation and as a wholly owned subsidiary of Nyx. The Merger consideration would have been $2.75 per share in cash. Our stockholders approved the Merger Agreement on February 24, 2009.
After several extensions of the closing date of the Merger and an aggregate business interruption payment by Nyx of $2.5 million, Nyx was unable to secure financing to close the Merger. As a result, on April 17, 2009, we terminated the Merger. Expenses related to the Merger totaled $1.1 million for fiscal 2009. Pursuant to the second amendment to the merger agreement and in partial consideration for further extending the merger closing date, Nyx agreed to release to us $1.0 million of the $2.5 million then being held in the trust account. The payment was nonrefundable to Nyx and had no effect on the purchase price. On March 25, 2009, we received $1.0 million from the trust account. Accordingly, we recorded the $1 million as other income for fiscal 2009. On April 21, 2009, we received the remaining $1.5 million from the trust account. We will record the $1.5 million as other income during our first quarter of fiscal 2010 ending June 30, 2009.
Distribution Agreement with Universal International Music for Europe, Africa, South America and the Middle East
In May 2009, we signed a five-year agreement with Universal International Music (UIM), to distribute music and music-related urban programming in Europe, Africa, South America and the Middle East. The agreement, which includes our entire catalog of music and music-related urban titles, as well as upcoming titles in both genres, covers DVD, Blu-ray, digital and television broadcast rights. Our exclusive distribution agreement with Sony for these same territories expired. In the first quarter of fiscal 2010, we received $1.5 million in advances on future royalties earned

Image Entertainment, Inc.	41

from UIM’s distribution of our titles in the territories. We recorded the advances as deferred revenue and will record the related revenue based upon the royalty income reporting received from UIM.
AEC’s Parent’s Bankruptcy Filing
In April 2009, Source Interlink Companies Inc. (Source Interlink), parent of AEC, one of our largest customers, filed for Chapter 11 bankruptcy protection. Net revenues from AEC for fiscal 2009, 2008 and 2007 were $11.8 million, $10.7 million and $11.1 million, respectively. Also in April 2009, two days after their filing, Source Interlink obtained Bankruptcy Court approval to pay its pre-petition creditors, including us, in the ordinary course of business. In May 2009, the Bankruptcy Court approved Source Interlink’s Disclosure Statement, which provided for the payment in full of our claim, along with all of Source Interlink’s general unsecured creditors. As of June 15, 2009, AEC had paid down the pre-petition balance by $1.1 million leaving an outstanding balance of $2.4 million. We have not recorded a reserve for potential uncollectible receivables from AEC at March 31, 2009.
Loan Agreement Amendment
On June 23, 2009, we entered into a Second Amendment to the Loan and Security Agreement (Loan Agreement) with Wachovia Capital Finance Corporation (Wachovia). The amendment provides that we are not required to deliver an unqualified opinion in the report of our independent registered public accounting firm with respect to our audited consolidated financial statements for the fiscal year ended March 31, 2009. As a result of the amendment, the report of our independent registered public accounting firm on our consolidated financial statements for the fiscal year ended March 31, 2009 which includes an explanatory paragraph that expresses substantial doubt regarding our ability to continue as a going concern will not, in and of itself, trigger an event of default under the Loan Agreement. The amendment required that we pay a $50,000 amendment fee.
Trends Impacting Our Business
During fiscal 2008, the DVD marketplace experienced the first noticeable year-over-year decline for the category since the format debuted in 1997. Home Media Magazine reported in the fourth quarter of fiscal 2008 that Nielson VideoScan scan showed a noticeable decline in DVD units actually sold through to consumers in 2007.
The DEG reported that while calendar 2008 U.S. DVD sales were off by 9 percent at $14.5 billion, rental transactions (including kiosks) were flat at $7.5 billion. The growth in Blu-ray helped offset the maturing DVD market bringing the overall category to a single digit drop of 5.5 percent in total consumer spending. The DEG also reported that consumer spending for the first quarter 2009 in the home entertainment category for pre-recorded entertainment, which includes DVD, Blu-ray and digital distribution, was $5.3 billion, a five percent decline compared to the same period last year. The home entertainment category’s net contribution to the studios was down less than four percent for the first calendar quarter of 2009 quarter. The DEG announced that, while consumer spending was down in the first quarter of 2009, the number of consumer transactions remained constant at 898 million (flat against the previous year), underscoring that the demand for home entertainment remains high. The home entertainment sector has remained resilient, particularly with first quarter 2009 sales of Blu-ray up 105 percent to $230 million and digital distribution up 19 percent to $487 million for the period.
Image, with its catalog of approximately 3,200 DVD titles and rights to hundreds of high-definition masters which will be released in the new Blu-ray format, is primarily a non-“hits” exclusive DVD distributor. Our sales of previously released (catalogue) titles continue to be negatively impacted by not only the maturation of the DVD marketplace and with it, declining shelf space dedicated to previously released programming, which has been exacerbated by the economic slowdown sharply curtailing retailer purchases from us. The continuing economic slowdown leads to our customer’s greater focus on inventory management and related cash flows.
With retail shelf space declining and more space being allocated for major studio releases and the increased success of Blu-ray, we are focusing more on growing sales to our Internet retailers, with virtual shelf space and sophisticated search engines, to replace declining catalogue sales from our traditional “brick and mortar” retail customers. We are additionally focusing on growing digital revenues. While we are encouraged by the growth in our Internet channel and digital distribution, these activities have not are not expected in the near term to entirely offset the contraction in our DVD sales to retailers. Shelf space allocated to CD titles also continues to shrink as full album CD sales are negatively impacted by less expensive direct digital downloading on a song-by-song basis.

42	Image Entertainment, Inc.

We believe that the current economic slowdown will ultimately end, and that today’s supply chains may have overreacted in preparing for an even greater slowdown. Lack of visibility as to the end of the slowdown combined with concern over increasing inventory levels may have caused our customers to overreact by significantly reducing orders. However, management believes it is prudent at this time to more significantly adjust estimates of future revenues by re-evaluating the lifecycle of our DVD and CD content. This re-evaluation is based on current historical title revenue performance during the last 12 months, including the negative impact of the economic slowdown on our sales.
We regularly re-evaluate our revenue projections. Such re-evaluation has resulted in fair value write downs of CD and DVD carrying costs as well as accelerated amortization and fair value write down of other film costs, such as unrecouped advance royalties and distribution fees, unrecouped production costs and advance music publishing. These accelerated amortization and fair value write downs have significantly contributed to our losses over the last several years. For fiscal 2009, we recorded $6.7 million in accelerated amortization and fair value write down of our film costs, representing $4.2 million in accelerated amortization and fair value write downs of advance royalty and distribution fees and $2.5 million in fair value write downs of inventory. Of those amounts $3.3 million and $1.5 million were recorded in the fourth quarter, respectively. For fiscal 2008, we recorded $13.3 million in accelerated amortization and fair value write down of our film costs, representing $8.4 million in accelerated amortization and fair value write downs of advance royalty and distribution fees and $4.9 million in fair value write downs of inventory. Of those amounts $7.2 million and $3.2 million were recorded in the fourth quarter, respectively. For fiscal 2007, we recorded $3.3 million in accelerated amortization and fair value write downs of advance royalty and distribution fees and $1.9 million in fair value write downs of inventories. Many of the fiscal 2009 and 2008 adjustments were for deeper catalogue titles, which inventory and unrecouped advance royalties and distribution fees were paid for in prior fiscal years.
The sales lifecycle of a title, on average, follows a curve that begins at new release peak levels, followed by phases in which velocity diminishes, ultimately “tailing” off as the title approaches the end of its agreement term. The decreases in velocity after the first year are significantly less than after initial release, resulting in what is often called the “long tail” of the entertainment lifecycle. As the majority of our catalog of approximately 3,200 active DVD titles was released over a year ago, most fall into the category of catalogue or “long tail” product. While we experience continuing “tail” sales, which shelf space becoming continually more constrained, we must reflect a much thinner “tail” and depending on the title’s historical sales, no “tail.”
Liquidity and Capital Resources
Going Concern and Liquidity
Our consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. For several years we have incurred significant losses, have not generated sufficient cash to sustain our operations, and have relied on financing activities to supplement cash from operations. The report of our independent registered public accounting firm included elsewhere in this Annual Report contains an explanatory paragraph expressing substantial doubt regarding our ability to continue as a going concern (Going Concern Opinion).
We need to restructure our debt and raise funds to cover our operating costs, maturing principal payments to Portside Growth and Opportunity Fund and execute our growth plans in the near future. Our internal projections of expected cash flows from operations, borrowing availability under our revolving credit facility and credit extended by our trade creditors indicate that our liquidity is not currently, and will not be, sufficient to cover our debts as they come due. As of June 19, 2009, we were past due on approximately $10.4 million in obligations for trade payables, royalty and distribution fees payable and royalty and distribution fee advances. Of the $10.4 million past due, $2.7 million is less than 30 days past due. Our restricted borrowing capacity under our revolving line of credit, coupled with other factors described above, is causing a shortfall in working capital and an inability to pay all of our debts when they come due. The working capital shortfall, if not remedied, will also prevent us from making expenditures to continue acquiring higher-profile content and otherwise enhance our business.
If our losses and negative cashflows continue, we risk defaulting on the terms of our revolving credit facility. A default on our revolving credit facility, if not waived by our lender, could cause all of our long-term obligations to be accelerated, making further borrowing difficult and more expensive and jeopardize our ability to continue as a going concern. If we are unable to rely solely on existing debt financing, we may find it necessary to raise additional capital

Image Entertainment, Inc.	43

in the future through the sale of equity or debt securities, which may result in increased fiscal interest payment obligations, restrictive covenants, dilution to our stockholders and the granting of superior rights to the investors. There can be no assurance that additional financing will be available on acceptable terms, if at all. Due to current market conditions, we do not know whether we will be able to raise debt or equity financing.
We were past due in our obligations to our exclusive DVD and CD manufacturer Arvato as of March 31, 2009. Included in the past due obligations balance as of June 19, 2009 discussed above, is $3.5 million in past due obligations to Arvato. Of the $3.5 million past due, $1.4 million is less than 30 days past due. Arvato currently has the right to provide us a written notice of default and we then must make payment within 15 days after the notice. We continue working with Arvato to maintain our relationship. If for any reason our relationship with Arvato were to end, it would require a significant amount of time to either scale up our warehousing and distribution services or find a replacement third party provider and effectuate the transition to such third party. We can give no assurance that we could successfully engage another third party provider.
The above mentioned factors, history of recurring losses, negative cash flows and limited access to capital, has raised substantial doubt regarding our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
The substantial doubt about our ability to continue as a going concern could also affect our relationship with our trade and content suppliers and their willingness to continue to conduct business with us on terms consistent with historical practice. These suppliers might respond to an apparent weakening of our liquidity position and, to address their own liquidity needs, may request faster payment of invoices, new or increased deposits or other assurances. If this were to happen, our need for cash would be intensified and we might be unable to make payments to our suppliers as they become due.
Reasons for Constrained Liquidity
Despite the fact that our net revenues increased 36% to a record $131 million for fiscal 2009, from $96 million for fiscal 2008, we find ourselves with constrained liquidity because of the following:
•	costly terminated merger processes;

•	our January 2009 principal payment to Portside Growth and Opportunity Fund (Portside);

•	significant advance payments made for high profile content not yet released on DVD; and

•	the economic slowdown’s negative impact on our customers’ buying habits.
Costly Terminated Merger Processes
Over the last three years, we have operated through a contentious proxy contest and two terminated merger processes, the last of which terminated in fiscal 2010. Our Board of Directors terminated the two mergers as a result of the prospective buyers not securing the ultimate financing necessary to close the transactions. We incurred substantial legal, investment banking and other merger process-related fees. Additionally, we believe the processes, both of which were extended and then terminated, had a negative impact on our perceived financial and operating stability with our major customers and suppliers. Merger-related costs, including legal, investment banking and other related costs, for fiscal 2009, 2008 and 2007 totaled $1.2 million, $2.5 million and $2.0 million, respectively. Settlement and business interruption fees received by us for the two terminated mergers totaled $3.0 million in fiscal 2009 and none in fiscal 2008. We received $1.5 million from Nyx in April 2009.
Our January 2009 Principal Payment to Portside
In January 2009, we paid the first $4 million bi-annual principal payment due under the Portside note. Our strong net revenue performance during the first nine months of fiscal 2009, with revenues growing 49.1% to $104.1 million, compared to $69.9 million for the first nine months of fiscal 2008, afforded us the ability to make this payment when due. Portside has the ability to request bi-annual principal payments for fiscal 2010 each in the amount of $4 million of principal plus interest, subject to meeting certain financial covenants under our loan agreement, which would be due on July 30, 2009 and January 30, 2010.

44	Image Entertainment, Inc.

We currently do not expect that cash flows from operations will be sufficient to fund the $4 million principal payment that may be due on July 30, 2009, and we may not be able to pay any of the remaining principal payments as required. We have met with representatives from Portside and discussed the possibility of restructuring the debt. At this time, we do not know if Portside will be willing to restructure the debt, or if willing, on terms acceptable to us.
If we are unable to reach agreement with Portside prior to the July 30, 2009 potential payment due date or any extension that Portside may grant us, our failure to repay the debt will result in an event of default which, if not cured or waived, would cause a cross-default of our other debt agreements, including our loan agreement, causing such debt to be immediately due and payable.
Significant Advance Payments Made For High Profile Content Not Yet Released on DVD
We have made significant advance payments to secure high profile content not yet released. Accordingly, we have been unable to begin to generate revenues on DVDs containing such content. We expect to release such content on DVD beginning in our second quarter ending September 30, 2009.
The Economic Slowdown’s Negative Impact on our Customers’ Buying Habits
The current economic slowdown is forcing retailers to take a hard look at their operations. Through the first nine months of fiscal 2009, we had not been significantly impacted by the ongoing economic slowdown. Since January 1, 2009, we have experienced a significant slowdown in purchases by our retail customers and increased product returns. Our customers are conserving cash by all means possible, including reducing their inventories by buying less, taking all available credits due them and returning stock.
To fund our operations, we rely on receivable collections and bank borrowings under our revolving line of credit. Availability under our revolving line of credit is based entirely on eligible trade accounts receivables. In periods of slower sales, our borrowing availability is lower therefore limiting our liquidity.
Plans to Improve Our Liquidity
We seek to overcome this substantial doubt concerning our ability to continue as going concern by continuing to pursue our strategic operating goals of acquiring and distributing high profile content in multiple formats while significantly reducing our cost structure. We have begun to execute on a strategic realignment and cost reduction plan and have engaged a nationally recognized investment bank to explore strategic alternatives for us, including raising debt or equity capital or a sale of our Company.
Strategic Realignment and Cost Reduction Plan.
We are executing on a plan to realign our organization to drive a streamlined growth strategy through the continued acquisition of cast-driven feature films supported by a core revenue base of branded lines of content, including The Criterion Collection, Ghost Hunters, programs created for IMAX exhibition and other types of programs with proven historical results. This allows us to reduce the number of programs we release each month and therefore reduce our costs. Our goal is to shorten our timeline for return on investment on titles, which needs to be the most critical element in selecting titles for acquisition.
We have also begun executing a cost reduction plan which includes reducing personnel, benefit costs, advertising and other marketing expenditures, travel and trade show expenditures and third party commissions.
•	In February 2009, we reduced corporate headcount by 10% to 126 employees, from 140 employees, saving approximately $1.5 million in annual personnel costs, including benefits. In June 2009, we further reduced corporate headcount by another 14%, from 126 employees to 108, saving an additional approximately $1.5 million in annual personnel costs, including benefits. Total annual personnel cost savings is expected to be $3.0 million, including benefits.

Image Entertainment, Inc.	45

•	Other cost reductions are estimated to save an additional $1.0 million in annual general and administrative and selling expenses being phased in the next six months. Cost reduction areas include discretionary advertising, trade shows, travel, health care costs, discretionary information technology expenditures and sales commission restructuring.
Engagement of Investment Banking Firm
In May 2009, we retained Houlihan Lokey Howard & Zukin Capital, Inc. as our exclusive financial advisor to assist us in analyzing a wide range of strategic alternatives, including potential financing or sale transactions.
We can provide no assurance that the results of our strategic realignment and cost reduction plan or the efforts of our investment banking firm will be successful enough to provide us liquidity relief and accordingly overcome the substantial doubt about our ability to continue as a going concern.
Working Capital
At March 31, 2009, we had a working capital deficit of $18.5 million.
Our working capital has historically been generated from the following sources:
•	operating cash flows;

•	availability under our revolving line of credit;

•	private placement of debt and equity instruments;

•	advances from our disc manufacturer, sublicensors, subdistributors; and

•	trade credit.
The more significant sources of working capital during fiscal 2009 were:
•	$2.0 million received pursuant to a legal settlement relating to a terminated merger agreement and a distribution agreement;

•	$1.5 million advance received during the March 2009 quarter in accordance with our Canadian distribution agreement with Entertainment One;

•	$1.0 million received in non-refundable consideration for the extension of the closing date of a merger agreement that was terminated in April 2009;

•	$2.4 million pursuant to the termination of an agreement with a content supplier;

•	net borrowings of $5.8 million under our revolving line of credit to fund advance content acquisition, participation payments and increased advertising and promotional expenditures; and

•	increased accounts payable, accrued royalties, fees and liabilities arising from delayed payments as a consequence of our current liquidity constraints.
The more significant uses of working capital during fiscal 2009 were:
•	increased trade accounts receivables of $3.6 million;

•	increased royalty and distribution fee advance payments for exclusive content of $3.9 million; and

•	principal payments of $7.4 million under our manufacturing advance obligation.
Capital Resources
Cash. As of March 31, 2009, we had cash of $802,000, as compared to $1.6 million as of March 31, 2008. As of June 19, 2009, we had cash of $165,000.
Revolving Credit Facility. Our Loan Agreement with Wachovia provides us with a revolving line of credit of up to $20 million. Actual borrowing availability under the line is based upon our level of eligible accounts receivable. Eligible accounts receivable primarily include receivables generated by domestic sales of DVD and exclude receivable generated from broadcast, digital and other revenue streams. The term of the Loan Agreement ends on May 4, 2010.
Borrowings bear interest at either the Prime Rate plus up to 0.75% (4.00% at March 31, 2009) or, at our option,

46	Image Entertainment, Inc.

LIBOR plus up to 2.75% (three month LIBOR — 3.94% at March 31, 2009), subject to minimum borrowing levels. The level of interest rate margin to Prime Rate or LIBOR is dependent upon our future financial performance as measured by EBITDA, earnings before interest, taxes, depreciation and amortization, as defined in the Loan Agreement.
We are required to maintain a minimum fixed charge coverage ratio for each six month period on or after:
•	March 31, 2009, 1.0 to 1.0

•	June 30, 2009, 1.1 to 1.0
If we maintain minimum borrowing availability equal to, or greater than, $2.5 million, our fixed charge coverage ratio is not tested. At March 31 2009, we were not tested for such covenant compliance because we had availability in excess of the required $2.5 million minimum. Had we been tested, our negative EBITDA would have resulted in a fixed charge coverage ratio less than the required 1.0 to 1.0. At March 31, 2009, our borrowing availability was $2.2 million ($4.7 million based upon eligible accounts receivable less the $2.5 million minimum requirement). As of June 19, 2009, our borrowing ability was $1.7 million ($4.2 million based upon eligible accounts receivable less the $2.5 million minimum requirement). Accordingly, we currently have limited working capital.
Additionally, our credit facility states that a material adverse change in our business, assets or prospects would be considered an “event of default.” If we are unable to comply with the covenants, or satisfy the financial ratio and other tests, or should an event of default occur, as determined and invoked by Wachovia, a default may occur under our credit facility. Unless we are able to negotiate an amendment, forbearance or waiver with Wachovia, we could be required to repay all amounts then outstanding, which could have a material adverse effect on our liquidity, business, results of operations and financial condition.
At March 31, 2009 we had $10.9 million outstanding under the revolving line of credit. As of June 19, 2009 we had $9.4 million outstanding.
The Loan Agreement contains early termination fees, based upon the maximum facility amount of $20 million, of 0.75% if terminated within the three-year term. The agreement also imposes restrictions on such items as encumbrances and liens, payment of dividends, incurrence of other indebtedness, stock repurchases and capital expenditures and requires us to comply with minimum financial and operating covenants. Any outstanding borrowings are secured by our assets.
We were in compliance with all financial and operating covenants under the Loan Agreement, as amended, at March 31, 2009. Given our current liquidity constraints, it is not possible to determine whether we will be in compliance with all financial and operating covenants in the future.
The receipt of a Going Concern Opinion from our independent registered public accounting firm would result in a default under our Loan Agreement, as amended, with Wachovia upon delivery of the opinion to Wachovia, for any fiscal year other than fiscal 2009. Accordingly, the receipt of the Going Concern Opinion will not result in an event of default under the Loan Agreement upon delivery of the fiscal 2009 opinion. However, any future defaults under our Loan Agreement, if not waived or cured, would automatically trigger a cross-default under our other debt agreements thereby adversely impacting our ability to continue as a going concern.
Private Placement of Senior Convertible Note and Warrant. On August 30, 2006, we issued to Portside a senior convertible note in the principal amount of $17,000,000 and a related warrant to purchase 1,000,000 shares of our common stock. On November 10, 2006, we entered into an Amendment and Exchange Agreement with Portside, which agreement modified the transaction documents and provided for a replacement warrant to be issued in exchange for the warrant previously issued to Portside. The note accrues interest at a rate of 7.875% per annum with accrued interest payable quarterly in arrears in either cash or stock. The note has a term of five years and was initially convertible into 4,000,000 shares of our common stock at a conversion price of $4.25 per share, subject to antidilution adjustments. The related warrant is exercisable for an aggregate of 1,000,000 shares of our common stock at an exercise price of $4.25 per share, subject to antidilution adjustments. The warrant has a term of five years from the issuance date. Portside has a security interest in all of our assets in third position behind Wachovia and Arvato.

Image Entertainment, Inc.	47

In January 2009, we paid the first $4 million bi-annual principal payment due under the note. Portside has the ability to request bi-annual principal payments for fiscal 2010 each in the amount of $4 million of principal plus interest, subject to meeting certain financial covenants under our Loan Agreement, which would be due on July 30, 2009 and January 30, 2010. These potential payments have been classified as current in the accompanying consolidated balance sheet at March 31, 2009.
We currently do not expect that cash flows from operations will be sufficient to fund the $4 million principal payment that may be due on July 30, 2009, and may not be able to pay any of the remaining principal payments as required. At this time, we do not know if Portside will be willing to restructure the debt or, if willing, on terms acceptable to us.
If we are unable to reach agreement with Portside prior to the July 30, 2009 potential payment due date or any extension that Portside may grant us, our failure to repay the debt will result in an event of default which, if not cured or waived, would cause cross-default of our other debt agreements, including the Loan Agreement, causing such debt to be immediately due and payable. Should we be able to refinance our debt, the incurrence of additional indebtedness would result in increased fiscal interest payment obligations and could contain restrictive covenants. The sale of additional equity or convertible debt securities may result in dilution to our stockholders and the granting of superior rights to the investors. These additional sources of funds may not be available or, if available, may not be available on terms acceptable to us.
During fiscal 2009, 2008 and 2007 other expense (income) related to the fluctuation in the fair value of the warrant and the convertible note’s embedded derivatives was recorded as non-operating expense (income) included as a component of other expense in the accompanying consolidated statements of operations. For fiscal 2009, 2008 and 2007, the other expense (income) was $209,000, ($4,000) and none, respectively. The related accrued warrant and embedded derivatives liability together totaled $2,105,000 and $1,896,000 at March 31, 2009 and 2008, respectively, and is included as a component of other long-term liabilities in the consolidated balance sheets.
Additionally, direct costs of $1,187,000 relating to the private placement were recorded as asset-deferred financing costs and are amortized as additional noncash interest expenses using the effective interest rate method over the life of the related private placement debt. Amortization of the debt discount and the deferred financing costs using the effective interest rate method is a noncash charge to interest expense and totaled $903,000, $921,000 and $537,000 for fiscal 2009, 2008 and 2007, respectively.
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
At March 31, 2009, we had $3.4 million remaining outstanding under the advance from Arvato, exclusive of the debt discount. Amortization of the related debt discount is a noncash interest expense and totaled $525,000, $706,000 and $534,000 for fiscal 2009, 2008 and 2007, respectively. Amortization of the related deferred manufacturing credit totaled $579,000, $610,000 and $195,000 for fiscal 2009, 2008 and 2007, respectively.

48	Image Entertainment, Inc.

Contractual Obligations and Commercial Commitments
The following table summarizes our contractual obligations at March 31, 2009, and the effects such obligations are expected to have on liquidity and cash flow in future periods:

(in thousands)	Payments due by period
Contractual obligations:	2010	2011	2012	2013	2014	Thereafter	Total
Operating lease obligations	$1,041	$1,068	$1,095	$1,123	$1,150	$289	$5,766
Capital lease obligations	83	45	—	—	—	—	128
Long-term debt obligations	10,608	4,776	1,000	—	—	—	16,384
Revolving credit facility	10,933	—	—	—	—	—	10,933
Licensing and exclusive distribution obligations	26,363	18,560	18,448	18,448	6,037	—	87,856
Employment obligations	2,546	1,075	—	—	—	—	3,621

Total	$51,574	$25,524	$20,543	$19,571	$7,187	$289	$124,688

Advances and guarantees included in the table above, under “Licensing and exclusive distribution obligations,” are prepaid and thus recoupable against future royalties, distribution fees and profit participations earned by our exclusive program suppliers in connection with revenues generated by those rights. At March 31, 2009, we have accrued $5.5 million of the fiscal 2010 licensing and exclusive distribution obligations above as the content suppliers have met their related contractual requirements.
Under our agreement with The Criterion Collection, we are to prepay $1.5 million each month during the term for purchases of Criterion programming that may become due and payable to Criterion. The commitment is included in the above table under “Licensing and exclusive distribution obligations.”
Now that we have closed our distribution facility and moved fulfillment over to Arvato, we do not expect our obligations for property and equipment expenditures, including information technology related expenditures, to exceed $1.0 million per year.
Long-term debt at March 31, 2009 and March 31, 2008 consisted of the following:

(In thousands)	March 31, 2009	March 31, 2008
Subordinated senior convertible note, less debt discount of $447-March 31, 2009; $1,003-March 31, 2008	$12,553	$15,997
Subordinated manufacturing advance obligation, less debt discount of $180-March 31, 2009; $705-March 31, 2008	3,204	6,071

	15,757	22,068
Current portion of long-term debt, less debt discount of $514-March 31, 2009; $1,041-March 31, 2008	10,094	5,759

Long-term debt less current portion and debt discount	$5,663	$16,309

Results of Operations
Net Revenues
The following table presents consolidated net revenues by reportable business segment for the fiscal years ended March 31:

	2009	2008	% Change	2008	2007	% Change
	(in thousands)			(in thousands)
Net revenues:
Domestic	$124,410	$91,806	35.5%	$91,806	$95,863	(4.2)%
Digital	4,198	2,148	95.4	2,148	1,214	76.9
International	2,083	1,864	11.7	1,864	2,674	(30.3)

Consolidated	$130,691	$95,818	36.4%	$95,818	$99,751	(3.9)%

Domestic Revenues. Prior to January 2008, Image’s “core” business was generated primarily from The Criterion Collection, Discovery Channel programming, live stand-up comedy shows, music, TV, and other special interest video. In January 2008 we began to focus on the release of new, full-length cast-driven feature films, taking advantage of the dramatic contraction of the major studios’ specialty distribution divisions for independent and smaller-budgeted films.
Distribution of both feature film and non-feature film programming on primarily the DVD/Blu-ray format fueled the growth in our domestic revenues during fiscal 2009 as compared to fiscal 2008. While our release

Image Entertainment, Inc.	49

schedule of new DVDs and our highest profile catalogue programming was stronger in fiscal 2009 as compared to fiscal 2008, sales of our deep catalogue declined. Additionally revenues derived from distribution of CD programming increased 47% to $3.2 million in fiscal 2009 from $2.1 million in fiscal 2008. CD revenues were $4.5 million in fiscal 2007.
Our top performing 30 new release DVD titles for fiscal 2009, 2008 and 2007 generated net revenues of $33.9 million, $26.4 million and $24.6 million, respectively. Our 30 top performing DVD titles, whether released new in the fiscal year or in prior fiscal years, generated net revenues of $47.4 million, $36.9 million and $28.8 million in fiscal 2009, 2008 and 2007, respectively. The increase in fiscal 2009 as compared to fiscal 2008 was due to the focus toward cast-driven feature films.
Domestic broadcast sales were $4,693,000, $957,000, and $572,000 for fiscal 2009, 2008 and 2007, respectively. In March 2008, we formed our broadcast division. The division is responsible for all forms of television distribution, including the sales of Image content across broadcast television, pay-per-view (PPV), VOD and non-theatrical platforms. The focus on feature films contributed to the significant increase in fiscal 2009 broadcast generated revenues.
Digital Revenues. Revenues generated by digital distribution, though our wholly-owned subsidiary Egami, increased 95.4% for fiscal 2009 as compared to fiscal 2008 due to a growing digital content consumption by consumers. Fiscal 2008 digital revenues increased 76.9% from fiscal 2007, reflecting the increased consumer acceptance of obtaining their entertainment content digitally.
Egami Media continues to be a consistently valued provider of digital content in several key categories, including stand-up comedy, long form music, titles filmed for the IMAX format and now feature films. Digital Rental (VOD) has been particularly strong due to the higher profile features. Many of our titles have consistently made top rental charts on key retail sites. We have also experienced increased revenue streams from advertising supported models like Hulu and YouTube which look promising especially for the deepest catalog.
Domestic consumption of Mobile Video has been concentrated in more channel oriented content like ESPN and CNN. While some genre based subscription channels exist the overall countries mobile network has not yet been able to provide a true broadband experience and in turn mobile video growth has not met projections. We currently provide programming to two mobile aggregators who manage channels on all four major mobile carriers. Selectively certain programs have had success but the overall number of available programs is relatively small and current growth is modest at best.
In general we have seen the strongest growth on the Digital Rental (VOD) side with slower growth on the Electronic Sell-Through (EST) side. This is in line with consumer adoption trends. As retailers continue to roll out consumer friendly devices that make access to their services easier and allow consumption in living room instead of just the office we expect this trend to continue and we are well position to capture that growing segment.
International Revenues. Our internationally generated revenues increased in fiscal 2009 as a result of increased international broadcast sales by our newly formed internal worldwide broadcast division. International broadcast sales were $249,000, $187,000, and $352,000 for fiscal 2009, 2008 and 2007, respectively. The decrease in fiscal 2008 from fiscal 2007 resulted from acquisition of fewer titles with international rights. As a result, our international sublicensees reported comparatively lower sales and royalties to us.
We continue our efforts to acquire programming with international rights. Music-related DVDs have performed extremely well for us internationally. To date, the feature films we have acquired do not include international rights.

50	Image Entertainment, Inc.

Cost of Sales
The following table presents consolidated cost of sales by reportable business segment and as a percentage of related-segment net revenues for the fiscal years ended March 31:

	2009	2008		2008	2007
	(in thousands)			(in thousands)
Cost of sales:
Domestic	$99,362	$82,933		$82,933	$79,607
Digital	2,338	1,234		1,234	762
International	1,537	1,283		1,283	1,653

Consolidated	$103,237	$85,450		$85,450	$82,022

			% Change			% Change

As a percentage of segment net revenues:
Domestic	79.9%	90.3%	(10.4)%	90.3%	83.0%	7.3%
Digital	55.7	57.4	(1.7)	57.4	62.8	(5.4)
International	73.8	68.8	5.0	68.8	61.8	7.0

Consolidated	79.0%	89.2%	(10.2)%	89.2%	82.2%	7.0%

Our consolidated cost of sales for fiscal 2009 was $103,237,000, or 79.0% of net revenues, compared to $85,450,000, or 89.2% of net revenues, for fiscal 2008. Our consolidated cost of sales for the fiscal 2007 was $82,022,000, or 82.2% of net revenues.
Gross Margin
Our consolidated gross margins for fiscal 2009 were $27,454,000, or 21.0% of net revenues, compared to $10,368,000, or 10.8% of net revenues for fiscal 2008. Our consolidated gross margins for fiscal 2007 were $17,729,000, or 17.8% of net revenues.
Domestic Gross Margin. The increase in gross margins for our domestic segment, as a percentage of segment net revenues, is primarily related to a more favorable sales mix of programming. In general, each of our exclusive agreements has differing terms.
In general, factors affecting our domestic gross margins include:
•	the sales mix of individual titles;

•	the strength of a title’s sales performance;

•	the selling price of a title;

•	the costs that we are responsible for, including disc manufacturing costs; and

•	net-profit participations, specifically the royalty rates, distribution fees retained and profit splits inherent in the agreements.
Specifically the following factors impacting the increase in segment gross margins for fiscal 2009, as compared to fiscal 2008 were:
•	During fiscal 2009, accelerated amortization and fair value write down of film costs totaled $6.7 million, relating to the continuing contraction in the DVD and CD marketplace and negatively impacted gross margins for the domestic segment, as a percentage of net revenues, by 5.4% for fiscal 2009. During fiscal 2008, accelerated amortization and fair value write down of film costs totaled $13.3 million, negatively impacting fiscal 2008 gross margins by 14.4%. See “—Trends Impacting Our Business”;

•	During fiscal 2009, we benefited from a larger share of revenue generated by higher-margin exclusive programming agreements related to feature film distribution;

•	We incurred reduced distribution expenses pursuant to the agreement with Arvato for replicating, warehousing, freight and fulfilling our retail orders which has positively impacted our gross margins. Warehousing, shipping, freight and fulfillment expenses were 4.5% of domestic revenues for fiscal 2009, compared to 6.3% for fiscal 2008;

•	In our continuing efforts to increase customer demand for our programming, we incurred higher market development funds and pricing adjustments, as a percentage of domestic net revenues, for product sold to our customers during fiscal 2009, as compared to fiscal 2008. For fiscal 2009, our market development funds and pricing adjustments were 6.5% of domestic revenues (calculated gross of these reductions), as compared to 3.8% for fiscal 2008. The trend of higher market development funds is expected to continue as shelf space becomes more expensive for independent programming; and
Some specific factors contributing to the decrease in segment gross profit margins for fiscal 2008, as compared to fiscal 2007 were:

Image Entertainment, Inc.	51

•	Accelerated amortization and fair value write down of film costs totaled $5.2 million in 2007, negatively impacting gross margins by 5.4%, which was less than during 2008. Included in fiscal 2007, was a $2.2 million write-down of assets related to our distribution agreement with Source Entertainment, who filed for bankruptcy protection. The write-down was equal to the difference between the present value of expected profits to be recognized on Source-branded titles that we expected to release in the future and the net book value of assets related to our exclusive distribution agreement with Source. The write-down negatively impacted gross margins for the domestic segment, as a percentage of segment net revenues, by 2.2%.

•	The sales mix of titles sold was more favorable for fiscal 2008 than during fiscal 2007. We had a larger share of revenue generated by higher-margin exclusive programming agreements compared to lower-margin exclusive programming agreements.

•	We incurred lower market development funds, as a percentage of net revenues, for product sold to our customers during fiscal 2008 as compared with fiscal 2007. Our market development funds were 3.8% and 4.8% for fiscal 2008 and 2007, respectively.

•	At lower revenue levels, fixed costs included in cost of sales represent a higher percentage of net revenues, negatively impacting our gross margin percentage.
•	Reduced expenses from the closure of our Las Vegas warehouse and distribution facility and reduced expenses afforded to us from the agreement with Arvato for replicating, warehousing and fulfilling our retail orders has positively impacted our gross profit margins. Warehousing, shipping, freight and fulfillment expenses were 6.3% and 8.7% of domestic revenues for fiscal 2008 and 2007, respectively.
Digital Gross Margin. We experienced comparable gross margins for fiscal 2009 versus fiscal 2008. Fiscal 2008 improved from 2007 due to a more favorable sales mix.
International Gross Margin. Gross margins for the international segment fluctuate based on mix of titles sold during the respective periods.
Selling Expenses
The following tables present consolidated selling expenses by reportable business segment and as a percentage of related segment net revenues for the fiscal years ended March 31:

	2009	2008	% Change	2008	2007	% Change
	(in thousands)			(in thousands)
Selling expenses:
Domestic	$13,352	$9,902	34.8%	$9,902	$10,029	(1.3)%
Digital	327	226	44.7	226	308	(26.6)
International	546	284	92.3	284	119	138.7

Consolidated	$14,225	$10,412	36.6%	$10,412	$10,456	(0.4)%

As a percentage of segment net revenues:
Domestic	10.7%	10.8%	(0.1)%	10.8%	10.5%	0.3%
Digital	7.8	10.5	(2.7)	10.5	25.4	(14.9)
International	26.2	15.2	11.0	15.2	4.5	10.7

Consolidated	10.9%	10.9%	0.0%	10.9%	10.5%	0.4%

Domestic Selling Expenses. Domestic selling expenses for fiscal 2009, as a percentage of revenues, were comparable to fiscal 2008. Advertising and promotional expenses were 5.2% of domestic net revenues for fiscal 2009, as compared to 4.9% for fiscal 2008. Personnel costs were 4.2% of related net revenues for fiscal 2009 and 2008. In absolute dollars, fiscal 2009 had increased advertising and promotional expenses of $1.9 million as a result of increased advertising associated with our feature film releases. Additionally, in late fiscal 2008 and fiscal 2009 we added personnel to focus on our feature film initiative which led to increased fiscal 2009 personnel costs of $1.3 million.
The net reduction in domestic selling expenses in absolute dollars for fiscal 2008, as compared to fiscal 2007 was primarily due to the following factors:

52	Image Entertainment, Inc.

•	Personnel costs were down $489,000 in fiscal 2008.

•	Offset in part by :
•	Advertising and promotion expenditures which were higher by $287,000 in fiscal 2008.

•	Trade shows and conference expenditures which were higher by $102,000 in fiscal 2008.
Digital Selling Expenses. Digital selling expenses as a percentage of segment revenues, were lower for fiscal 2009 as compared to fiscal 2008 and fiscal 2008 as compared to fiscal 2007, primarily as a result of significantly higher segment revenues for fiscal 2009 and 2008 as well as operational efficiency after the initial building of infrastructure. Absolute dollars increased in fiscal 2009 primarily as a result of increased personnel costs as more employees are dedicated to growing the segment’s revenues.
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
General and Administrative Expenses
The following tables present consolidated general and administrative expenses by reportable business segment and as a percentage of related segment net revenues for the fiscal years ended March 31:

	2009	2008	% Change	2008	2007	% Change
	(in thousands)			(in thousands)
General and administrative expenses:
Domestic	$15,793	$18,231	(13.4)%	$18,231	$16,623	9.7%
Digital	772	379	103.7	379	304	24.7
International	314	404	(22.3)	404	480	(15.8)

Consolidated	$16,879	$19,014	(11.2)%	$19,014	$17,407	9.2%

As a percentage of segment net revenues:
Domestic	12.7%	19.9%	(7.2)%	19.9%	17.3%	2.6%
Digital	18.4	17.6	0.8	17.6	25.0	(7.4)
International	15.1	21.7	(6.6)	21.7	18.0	3.7

Consolidated	12.9%	19.8%	(6.9)%	19.8%	17.4%	2.4%

Domestic General and Administrative Expenses. The decrease in domestic general and administrative expenses for fiscal 2009, as compared to fiscal 2008, was primarily due to:
•	Severance accrued for the departure of our former President in fiscal 2009 totaled $499,000 as compared to the amounts accrued for the departure of our former Chief Executive Officer, two other employees and our Chief Marketing Officer, including legal costs, in fiscal 2008 of $1,325,000;

•	We incurred reduced non-operating expenses associated with two separate merger processes for fiscal 2009 as compared to the fiscal 2008 period. During fiscal 2009, the expenses related to the ongoing merger process with Nyx and resolving disputes with BTP. In the prior year periods, the expenses related to a terminated merger process.
•	For fiscal 2009, we incurred $1,208,000 in legal, investment banking and other costs related to the merger processes as compared to $2,150,000 for fiscal 2008;
•	We reduced third-party consulting expenses primarily relating to our continuing compliance with the requirements of Sarbanes-Oxley Section 404 by $198,000 for fiscal 2009 as compared to fiscal 2008; and

•	We incurred reduced property and equipment depreciation and amortization expenses of approximately $659,000 for fiscal 2009, as a result of the prior fiscal year closure of our Las Vegas, Nevada distribution facility.
Partially offsetting the noted decreases to general and administrative expenses for fiscal 2009 included the following:
•	Severance accrued for the February 2009 lay off of 14 employees of $439,000; and

•	Increased Board of Director fees (non-merger process related) of $200,000 for fiscal 2009 over fiscal 2008.
The increase in domestic general and administrative expenses for fiscal 2008 as compared to fiscal 2007 is described as follows:

Image Entertainment, Inc.	53

•	Retirement package expense plus other personnel severance of $979,000 for our former Chief Executive Officer and two other employees who ceased employment at March 31, 2008;

•	Increased other legal fees of $320,000, primarily associated with defending distribution rights claims, and BTP-related expenses increased $547,000 to $1.9 million for fiscal 2008, as compared to $1.4 million for fiscal 2007. The BTP-related expenses in both years consisted of legal, investment banking and other related expenses associated with the negotiations, related disputes and the eventual termination of the proposed merger agreement between us and BTP;

•	Accelerated depreciation and amortization of $400,000, associated with the closure of our Las Vegas, Nevada distribution facility;

•	Sarbanes-Oxley compliance related consulting costs of $384,000;

•	A legal settlement of $346,000, associated with an executive officer separation of employment;

•	Legal expenses of $250,000 relating to a dismissed shareholder claim as a result of the proposed BTP merger transaction;

•	Increased consulting costs of $189,000 relating to continuing development of our information technology infrastructure system; and

•	Increased travel expenditures of $138,000.
Digital General and Administrative Expenses. For fiscal 2009, we increased personnel costs by $348,000 due to increased personnel dedicated to the digital business segment. The increase from fiscal 2008 compared to fiscal 2007 was not material on an individual expense line item basis.
International General and Administrative Expenses. The decrease of expenses for fiscal 2009 as compared to fiscal 2008 and fiscal 2008 as compared to fiscal 2007 was not material on an individual expense line item basis.
Restructuring Expenses
For fiscal 2008, we incurred a total of $612,000 in restructuring charges related to the decision to close our Las Vegas warehouse and distribution facility and transition these services to Arvato. The restructuring charges included $248,000 and $364,000 in distribution facility lease termination expenses and involuntary employee termination expenses, respectively.
Other Income and Expenses
Other income (expense), net for fiscal 2009 includes:
•	$2.0 million pursuant to a settlement agreement and mutual release relating to a terminated merger agreement and distribution agreement.
•	$1.0 million in non-refundable consideration for the extension of the closing date of a merger agreement subsequently terminated in April 2009.
•	$2.4 million pursuant to the termination of an agreement with a content supplier.
•	($209,000) in noncash expense resulting from the change in fair value of a warrant and embedded derivatives.
Other income for fiscal 2008 was immaterial and was zero for fiscal 2007.
Interest Expense

	2009	2008	% Change	2008	2007	% Change
	(in thousands)			(in thousands)
Interest expense, net of interest income	$3,320	$3,345	(0.7)%	$3,345	$2,434	37.4%
As a percent of net revenues	2.5%	3.5%	(1.0)%	3.5%	2.4%	1.1%
For fiscal 2009, interest expense, net of interest income, was comparable to fiscal 2008. Fiscal 2009 had higher weighted average interest bearing debt levels and lower weighted average interest rates. Fiscal 2008 interest

54	Image Entertainment, Inc.

expense was higher than fiscal 2007 as a result of the debt discount, deferred financing costs and interest expense relating to the subordinated senior convertible note which took effect on August 30, 2006. Net noncash charges to interest expense, representing amortization of the Arvato manufacturing advance debt discount, convertible note debt discount and deferred financing costs for fiscal 2009, 2008 and 2007, totaled $1,461,000, $1,666,000 and $1,273,000, respectively. We expensed approximately $152,000 of our remaining former lender unamortized deferred financing costs as a result of accelerating the maturity of our revolving line of credit during fiscal 2007. Noncash amortization of the former lender deferred financing costs to interest expense for fiscal 2007 totaled $202,000.
Income Taxes
We recorded state minimum income and franchise and foreign taxes for fiscal 2009, 2008 and 2007.
Even though we have fully reserved our net deferred tax assets, we would still be able to utilize them to reduce future income taxes payable should we have future earnings. To the extent such deferred tax assets relate to NOL carryforwards, the ability to use such NOL carryforwards against future earnings will be subject to applicable carryforward periods.
As of March 31, 2009, we had NOL carryforwards for Federal and state income tax purposes of $34.9 million and $18.5 million, respectively, which are available to offset future taxable income through 2029. There may be limitations in the utilization of our NOL carryforwards subsequent to a potential change in ownership.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.
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
Revenue Recognition. We recognize revenue upon meeting the recognition requirements of American Institute of Certified Public Accountants Statement of Position (SOP) 00-2, “Accounting by Producers or Distributors of Films” and Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition.” Revenues from home video distribution are recognized net of an allowance for estimated returns, as well as related costs, in the period in which the product is available for sale by our customers (at the point that title and risk of loss transfer to the customer, which is generally upon receipt by the customer, and in the case of new releases, after “street date” restrictions lapse). We recognize revenues from domestic and international broadcast licensing and home video sublicensing, as well as associated costs, when the titles are available to the licensee and other recognition requirements of SOP 00-2 are met. We defer fees received in advance of availability, usually in the case of advances received from Universal International Music, Digital Site, Warner Vision and other international home video sublicensees, and for broadcast, until other revenue recognition requirements have been satisfied. Provisions for uncollectible accounts receivable are provided at the time of sale. As of March 31, 2009, deferred revenue totaled $5,035,000, down 50% from March 31, 2008.
Royalty and Distribution Fees (including Recoupable Production Costs). For each reporting period, we estimate the ultimate total revenues to be received throughout a title’s exclusive distribution term from exploitation of that title in multiple home entertainment formats. While we charge royalty and distribution fee advances to operations as related revenues are earned, estimates of ultimate revenues are important in determining whether we should record

Image Entertainment, Inc.	55

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
We base our estimates of ultimate revenue for each title on the historical performance of that title, similar titles and specific genre performance. We attempt to reflect in our estimates the most current available information on the title. We update such estimates based upon the actual results of each format’s revenue performance. Estimates of ultimate revenues on a title-by-title basis are subject to substantial uncertainty. Factors affecting future actual performance include focus from the sales and marketing department (including advertising, promotions and price reductions), availability of retail shelf space, retail customer product placement and advertising, maintenance of adequate inventory levels, concert touring by the artist in the case of music-related DVDs and CDs, retail sell-through, and ultimately continued end-user consumer demand. Any of the above factors can contribute to a title’s actual performance exceeding our expectations prior to release or failure to meet pre-release expectations. Overestimation of ultimate revenues would cause unamortized costs to be amortized at a slower rate or a delay in adjusting costs to their fair value until such time estimates are reduced, causing unamortized costs to be overstated and increased amortization of costs in a later period. Underestimation of ultimate revenues would cause unamortized costs to be amortized more quickly until ultimate revenue estimates are increased, causing unamortized costs to be understated and decreased amortization of costs in a later period. See. “Trends Impacting our Business” above under Recent Events.
Inventory Valuation. For each reporting period, we evaluate our ending inventories for excess quantities and obsolescence. This evaluation includes analysis of historical sales levels by title, format and genre, and projections of future demand. In addition, we write down inventories that are considered obsolete or overstocked. Remaining inventory balances are adjusted to approximate the lower-of-cost or market value, and result in a new basis in such inventory until sold. If future demand or market conditions are less favorable than our projections, additional inventory write downs may be required, and would be reflected in cost of sales in the period the revision is made. Future demand will be dependent upon the continued retail customer acceptance of our content, future demand by end-user consumer, advertising, promotions and price reductions, market conditions (either favorable or unfavorable) and future warehouse storage limitations. Should projections of future inventory demand be overstated, the value of inventory would be overstated and current cost of sales understated, with future cost of sales overstated. Conversely, should projections of future demand be understated, the value of inventory would be understated and the current cost of sales overstated, with future cost of sales understated. .See. “Trends Impacting our Business” above under Recent Events.
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

56	Image Entertainment, Inc.

future. Underestimation of this allowance would cause accounts receivable to be overstated and current period expenses to be understated. Overestimation of this allowance would cause accounts receivable to be understated and current period expenses to be overstated.
Valuation of Deferred Income Taxes. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We must assess the likelihood that our deferred tax assets will be recovered from future taxable income, and to the extent that it is more likely than not that such deferred tax assets will not be realized, we must establish a valuation allowance. The establishment, or increase, of a valuation allowance increases income tax expense for such year. We have a valuation allowance against 100% of our net deferred tax assets, which are comprised primarily of NOL carryforwards. Even though we have fully reserved these net deferred tax assets for book purposes, we would still be able to utilize them to reduce future income taxes payable should we have future earnings. To the extent such deferred tax assets relate to NOL carryforwards, the ability to use such NOLs against future earnings will be subject to applicable carryforward periods. As of March 31, 2009, we had NOL carryforwards for Federal and state tax purposes of $34.9 million and $18.5 million, respectively, which are available to offset taxable income through 2029. There may be limitations in the utilization of our NOL carryforwards subsequent to a potential change in ownership.
Recently Issued Accounting Pronouncements
We adopted Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (SFAS 157) on April 1, 2008 for financial assets and liabilities, and non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. SFAS 157 defines fair value, establishes a framework for measuring fair value as required by other accounting pronouncements and expands fair value measurement disclosures. The provisions of SFAS 157 are applied prospectively upon adoption and did not have a material impact on our consolidated financial statements.
We adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115” (SFAS 159) as of April 1, 2008. SFAS 159 permits entities to elect to measure many financial instruments and certain other items at fair value. We did not elect the fair value option for any assets or liabilities, which were not previously carried at fair value. Accordingly, the adoption of SFAS 159 had no impact on our consolidated financial statements.
In October 2008, the FASB issued FASB Staff Position (FSP) No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (FSP 157-3). FSP 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued. Our adoption of FSP 157-3 did not have a material impact on our consolidated financial statements.
In June 2008, the Emerging Issues Task Force (EITF) issued EITF Abstracts Issue no. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock”, (EITF 07-5). The objective of this Issue is to provide guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock. This Issue applies to any freestanding financial instrument or embedded feature that has all the characteristics of a derivative in paragraphs 6—9 of SFAS No. 133 for purposes of determining whether that instrument or embedded feature qualifies for the first part of the scope exception in paragraph 11(a) of SFAS No. 133. Paragraph 11(a) of SFAS No. 133 specifies that a contract that would otherwise meet the definition of a derivative under that Statement issued or held by the reporting entity that is both (a) indexed to its own stock and (b) classified in stockholders’ equity in its statement of financial position shall not be considered a derivative financial instrument for purposes of applying that Statement. If a freestanding financial instrument (for example, a stock purchase warrant) meets the scope exception in paragraph 11(a) of Statement 133, it is classified as an equity instrument and is not accounted for as a derivative instrument. This Issue also applies to any freestanding financial instrument that is potentially settled in an entity’s own stock, regardless of whether the instrument has all the characteristics of a derivative in paragraphs 6—9 of SFAS No. 133, for purposes of determining whether the instrument is within the scope of EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s

Image Entertainment, Inc.	57

Own Stock”. EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Earlier application by an entity that has previously adopted an alternative accounting policy is not permitted. The provisions of EITF 07-5 will be effective for our current fiscal year beginning April 1, 2009. We do not believe that the provisions of this issue will have an impact on our consolidated financial position and results of operations.
In May 2008, the FASB” issued FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”. FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of Accounting Principles Board (APB) Opinion No. 14, Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants. FSP APB 14-1 provides that issuers of such instruments should separately account for the liability and equity components of those instruments by allocating the proceeds at the date of issuance of the instrument between the liability component and the embedded conversion option (the equity component). The equity component is recorded in equity and the reduction in the principal amount (debt discount) is amortized as interest expense over the expected life of the instrument using the interest method. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We will adopt FSP APB 14-1 beginning in the first quarter of fiscal 2010, and this standard must be applied on a retrospective basis. We are evaluating the impact that the adoption of FSP APB 14-1 will have on our consolidated financial position and results of operations.
In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS 162). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the United States. SFAS 162 is effective 60 days following the SEC’s September 16, 2008 approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The FASB does not expect that this statement will result in a change in current practice.
In April 2008, the FASB issued FSP SFAS 142-3, “Determination of the Useful Life of Intangible Assets” (FSP SFAS 142-3). FSP SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). The intent of FSP SFAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R (revised 2007), “Business Combinations,” and other applicable accounting literature. FSP SFAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and must be applied prospectively to intangible assets acquired after the effective date. The adoption of this statement is not expected to have a material impact on our consolidated financial position or results of operations.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (SFAS No. 161). SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We will apply the guidance of this statement beginning with our first quarter of fiscal 2010 ending June 30, 2009. We have not yet determined the impact of adopting SFAS No. 161 on our financial position.
In December 2007, the FASB issued SFAS No. 141 (Revised), “Business Combinations” (“SFAS No. 141(R)”), and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” an amendment of ARB No. 51 (SFAS No. 160). These new standards are the U.S. GAAP outcome of a joint project with the International Accounting Standards Board (IASB). SFAS No. 141(R) and SFAS No. 160 introduce significant changes in the accounting for and reporting of business acquisitions and noncontrolling interests in a subsidiary. SFAS No. 141(R) and SFAS No. 160 continue the movement toward the greater use of fair values in financial reporting and increased transparency through expanded disclosures. SFAS No. 141(R) changes how business acquisitions are accounted for and will impact financial statements at the acquisition date and in subsequent periods. SFAS No. 160 requires noncontrolling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with noncontrolling interest holders. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period

58	Image Entertainment, Inc.

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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates and foreign currency exchange rates. We are exposed to market risk in the ordinary course of our business, including interest rates and foreign currency exchange rates.
Interest Rate Fluctuation Risk
At March 31, 2009 and 2008, approximately $10.9 million and $5.2 million, respectively, of our outstanding borrowings were subject to changes in interest rates. We do not use derivatives to manage this risk. This exposure is linked to the Prime Rate and LIBOR.
Management believes that moderate changes in the Prime Rate or LIBOR would not materially impact our operating results or financial condition. For example, a 10.0% change in fiscal year end interest rates would result in (i) an approximate $44,000 annual impact on pre-tax loss based upon our outstanding borrowings at March 31, 2009 and (ii) an approximate $31,000 annual impact on pre-tax loss based upon our outstanding borrowings at March 31, 2008.
Foreign Exchange Rate Fluctuation Risk
At March 31, 2009 and 2008, our accounts receivable related to international distribution and denominated in foreign currencies were minimal. These receivables are subject to future foreign exchange rate risk and could become significant in the future. We distribute some of our licensed DVD programming (for which we hold international distribution rights) internationally through sub-licensees. Additionally, we exploit international broadcast rights to some of our exclusive entertainment programming (for which we hold international broadcast rights). Management believes that moderate changes in foreign exchange rates will not materially affect our operating results or financial condition. To date, we have not entered into foreign currency exchange contracts.

Image Entertainment, Inc.	59

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

60	Image Entertainment, Inc.

IMAGE ENTERTAINMENT, INC. AND SUBSIDIARIES
Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders
Image Entertainment, Inc.
Chatsworth, California
We have audited the accompanying consolidated balance sheets of Image Entertainment, Inc. and Subsidiaries (the Company) as of March 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the three years in the period ended March 31, 2009. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule listed in Item 15(a). These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Image Entertainment, Inc. and Subsidiaries as of March 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2009 in conformity with accounting principles generally accepted in the United States of America.
Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and negative cash flows that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
As more fully disclosed in Note 15 to the consolidated financial statements, effective April 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109.
/s/ BDO SEIDMAN LLP
Los Angeles, California
June 29, 2009

Image Entertainment, Inc.	61

CONSOLIDATED BALANCE SHEETS
March 31, 2009 and 2008

ASSETS

(In thousands)	2009	2008
Current assets:
Cash and cash equivalents	$802	$1,606
Accounts receivable, net of allowances of $10,217 — 2009 $8,548 — 2008	19,376	17,430
Inventories	14,629	16,379
Royalty and distribution fee advances	16,570	13,939
Prepaid expenses and other assets	1,545	1,488

Total current assets	52,922	50,842

Noncurrent inventories, principally production costs	2,506	2,632
Noncurrent royalty and distribution advances	21,188	21,356
Property, equipment and improvements, net	2,161	3,089
Goodwill	5,715	5,715
Other assets	221	736

	$84,713	$84,370

See accompanying notes to consolidated financial statements.

62	Image Entertainment, Inc.

CONSOLIDATED BALANCE SHEETS, CONTINUED
March 31, 2009 and 2008

LIABILITIES AND STOCKHOLDERS’ EQUITY

(In thousands, except share data)	2009	2008
Current liabilities:
Accounts payable	$12,761	$11,387
Accrued liabilities	5,626	5,877
Accrued royalties and distribution fees	20,777	13,961
Accrued music publishing fees	6,222	5,971
Deferred revenue	5,035	10,155
Revolving credit facility	10,933	5,165
Current portion of long-term debt, less debt discount	10,094	5,759

Total current liabilities	71,448	58,275

Long-term debt, less current portion, less debt discount	5,663	16,309
Other long-term liabilities, less current portion	2,105	2,560

Total liabilities	79,216	77,144

Commitments and Contingencies (Notes 2, 4, 5, 10, 11 and 12)
Stockholders’ equity:
Preferred stock, $.0001 par value, 25 million shares authorized; none issued and outstanding	—	—
Common stock, $.0001 par value, 100 million shares authorized; 21,856,000 issued and outstanding in 2009 and 2008, respectively	2	2
Additional paid-in capital	52,693	52,618
Accumulated deficit	(47,198)	(45,394)

Net stockholders’ equity	5,497	7,226

	$84,713	$84,370

See accompanying notes to consolidated financial statements.

Image Entertainment, Inc.	63

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended March 31, 2009, 2008 and 2007

(In thousands, except per share data)	2009	2008	2007
NET REVENUES	$130,691	$95,818	$99,751

OPERATING COSTS AND EXPENSES:
Cost of sales	103,237	85,450	82,022
Selling expenses	14,225	10,412	10,456
General and administrative expenses	16,879	19,014	17,407
Restructuring expenses	—	612	—

	134,341	115,488	109,885

LOSS FROM OPERATIONS	(3,650)	(19,670)	(10,134)
OTHER EXPENSES (INCOME):
Interest expense, net	3,320	3,345	2,434
Other income	(5,205)	(4)	—

	(1,885)	3,341	2,434

LOSS BEFORE INCOME TAXES	(1,765)	(23,011)	(12,568)
INCOME TAX EXPENSE	39	42	43

NET LOSS	$(1,804)	$(23,053)	$(12,611)

NET LOSS PER SHARE:
Net loss — basic and diluted	$(.08)	$(1.06)	$(.59)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	21,856	21,734	21,482

See accompanying notes to consolidated financial statements.

64	Image Entertainment, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
For the Years Ended March 31, 2009, 2008 and 2007

				Accumulated Other
	Common Stock	Common Stock	Additional Paid-In	Comprehensive
(In thousands)	Shares	Par Value	Capital	Income (Loss)	Accumulated Deficit	Total
Balance at March 31, 2006	21,296	$2	$51,306	$(4)	$(9,661)	$41,643
Comprehensive loss:
Net loss	—	—	—	—	(12,611)	(12,611)
Foreign currency translation gain	—	—	—	7	—	7

Total comprehensive loss						(12,604)
Issuance of stock warrant	—	—	194	—	—	194
Exercise of options	10	—	17	—	—	17
Exercise of stock warrant	271	—	330	—	—	330

Balance at March 31, 2007	21,577	2	51,847	3	(22,272)	29,580
Comprehensive loss:
Net loss	—	—	—	—	(23,053)	(23,053)
Foreign currency translation loss	—	—	—	(3)	—	(3)

Total comprehensive loss						(23,056)
Issuance of restricted stock units	16	—	55	—	—	55
Exercise of options	152	—	512	—	—	512
Exercise of stock warrant	111	—	204	—	—	204
Adoption of FIN 48	—	—	—	—	(69)	(69)

Balance at March 31, 2008	21,856	2	52,618	—	(45,394)	7,226
Net loss	—	—	—	—	(1,804)	(1,804)
Share-based compensation	—	—	75	—	—	75

Balance at March 31, 2009	21,856	$2	$52,693	$—	$(47,198)	$5,497

See accompanying notes to consolidated financial statements.

Image Entertainment, Inc.	65

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended March 31, 2009, 2008 and 2007

(In thousands)	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(1,804)	$(23,053)	$(12,611)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of production costs	4,881	4,219	4,529
Depreciation and other amortization	2,757	3,736	3,124
Provision for lower of cost or market inventory write-downs	2,559	4,886	1,866
Provision for doubtful accounts, sales returns and other credits	1,692	362	(356)
Accelerated amortization and fair value write down of advance royalty and distribution fees	3,866	8,373	3,330
Revaluation of warrant and embedded derivatives liability	209	(4)	—
Share-based compensation	75	—	—
Loss on disposal of assets	—	39	—
Changes in assets and liabilities associated with operating activities:
Accounts receivable	(3,638)	583	(1,657)
Inventories	(560)	(4,589)	(1,722)
Royalty and distribution fee advances	(3,930)	(4,256)	(4,405)
Production cost expenditures	(5,004)	(3,977)	(3,920)
Prepaid expenses and other assets	78	(93)	(1)
Accounts payable, accrued royalties, fees and liabilities	5,126	4,329	1,375
Deferred revenue	(5,120)	6,101	(897)

Net cash provided by (used in) operating activities	1,187	(3,344)	(11,345)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(368)	(506)	(1,595)

Net cash used in investing activities	(368)	(506)	(1,595)

See accompanying notes to consolidated financial statements.

66	Image Entertainment, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
For the Years Ended March 31, 2009, 2008 and 2007

(In thousands)	2009	2008	2007
CASH FLOWS FROM FINANCING ACTIVITIES:

Borrowings under revolving credit facility	$131,964	$91,447	$48,764
Repayments of borrowings under revolving credit facility	(126,196)	(86,282)	(60,264)
Proceeds from issuance of long-term debt, net of costs	—	—	25,813
Repayments of long-term debt	(7,391)	(2,766)	(458)
Proceeds from exercise of common stock warrant	—	204	330
Proceeds from exercise of employee stock option	—	512	17

Net cash (used in) provided by financing activities	(1,623)	3,115	14,202

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:	(804)	(735)	1,262
Cash and cash equivalents at beginning of year	1,606	2,341	1,079

Cash and cash equivalents at end of year	$802	$1,606	$2,341

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$1,913	$1,315	$1,148

Income taxes	$324	$34	$6

See accompanying notes to consolidated financial statements.

Image Entertainment, Inc.	67

CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
For the Years Ended March 31, 2009, 2008 and 2007

SUPPLEMENTAL DISCLOSURES OF NONCASH OPERATING, INVESTING AND FINANCING ACTIVITIES:
As of March 31, 2009, 2008 and 2007, we accrued approximately $5.5 million, $2.9 million and $1.5 million, respectively, to accrue royalty advances and distribution fees for committed unpaid royalty and production advances where future payment is based upon the release of the program or the passage of time.
See accompanying notes to consolidated financial statements.

68	Image Entertainment, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation and Summary of Significant Accounting Policies.
Basis of Presentation and Principles of Consolidation. The accompanying consolidated financial statements include the accounts of Image Entertainment, Inc. and its subsidiaries Egami Media, Inc. and Image Entertainment (UK), Inc. (collectively, we, our or us). All significant inter-company balances and transactions have been eliminated in consolidation.
Business. We engage primarily in the domestic acquisition and wholesale distribution of home entertainment content for release on DVD, digitally and in other home entertainment formats, via exclusive distribution and royalty agreements. We also distribute our exclusive DVD programming internationally, primarily by relying on sublicensees (particularly Universal International Music, Warner Vision and Digital Site), from whom we receive revenues in the form of royalty income.
Use of Estimates in Preparation of Financial Statements. The preparation of our consolidated financial statements in conformity with United States generally accepted accounting principles (U.S. GAAP) requires management to make estimates and assumptions that affect the amounts reported in the financial statements. The significant areas requiring the use of management estimates are related to provisions for lower-of-cost or market inventory write downs, doubtful accounts receivable, unrecouped royalty and distribution fee advances, valuation of deferred taxes, and sales returns. Although these estimates are based on management’s knowledge of current events and actions management may undertake in the future, actual results may ultimately differ materially from those estimates.
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
Revenue Recognition. Revenue is recognized upon meeting the recognition requirements of American Institute of Certified Public Accountants Statement of Position (SOP) 00-2, “Accounting by Producers or Distributors of Films” (SOP 00-2) and Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition.” Revenues from home video distribution are recognized net of an allowance for estimated returns, as well as related costs, in the period in which the product is available for sale by our customers (at the point that title and risk of loss transfer to the customer, which is generally upon receipt by the customer and in the case of new releases, after “street date” restrictions lapse). Revenues from domestic and international broadcast licensing and home video sublicensing, as well as associated costs, are recognized when the programming is available to the licensee and other recognition requirements of SOP 00-2 are met. Fees received in advance of availability, usually in the case of advances received from Universal International Music, Digital Site, and other international home video sublicensees and for broadcast programming, are deferred until earned and all revenue recognition requirements have been satisfied. Provisions for uncollectible accounts receivable are provided at the time of sale.
Inventories. Inventories consist primarily of finished products for sale (which are stated at the lower-of-cost or market, with cost being determined on an average cost basis) and unamortized non-recoupable production costs (which are stated at fair value).
Non-Recoupable Production Costs. The costs to produce licensed content for domestic and international distribution include the cost of converting film prints or tapes into the optical disc format. Costs also include menu design, authoring, compression, subtitling, closed captioning, service charges related to disc manufacturing, ancillary material production, product packaging design and related services, and the overhead of our creative services and production departments. A percentage of the capitalized production costs are amortized to expense each month based upon: (i) a projected revenue stream resulting from distribution of new and previously released exclusive programming related to such production costs; and (ii) management’s estimate of the ultimate net realizable value of the production costs. Estimates of future revenues are reviewed periodically and amortization of production costs is adjusted

Image Entertainment, Inc.	69

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

accordingly. If estimated future revenues are not sufficient to recover the unamortized balance of production costs, such costs are reduced to their estimated fair value.
Royalty and Distribution Fee Advances, Recoupable Production Advances. Royalty and distribution fee advances represent fixed minimum payments made to program suppliers for exclusive content distribution rights. A program supplier’s share of exclusive program distribution revenues is retained by us until the share equals the advance(s) paid to the program supplier plus recoupable production costs. Thereafter, any excess is paid to the program supplier. In the event of an excess, we record, as a cost of sales, an amount equal to the program supplier’s share of the net distribution revenues. Royalty and distribution fee advances are charged to operations as revenues are earned. Royalty distribution fee advances and recoupable production costs are amortized to expense in the same ratio that current period revenue for a title or group of titles bears to the estimated remaining unrecognized ultimate revenue for that title. Revenue and cost forecasts are continually reviewed by management and revised when warranted by changing conditions. When estimates of total revenues and costs indicate that an individual title or group of cross-collateralized titles which we exploit via home entertainment formats (such as DVD, Blu-ray, digital, CD or broadcast) will result in an ultimate loss, an impairment charge is recognized to the extent that capitalized advance royalties and distribution fees and recoupable production costs exceed estimated fair value, based on discounted cash flows, in the period when estimated.
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
Advertising Costs. Our advertising expense consists of expenditures related to advertising in trade and consumer publications, product brochures and catalogs, booklets for sales promotion, radio advertising and other promotional costs. In accordance with SOP 93-7, “Reporting on Advertising Costs,” we expense advertising costs in the period in which the advertisement first takes place. Product brochures and catalogs and various other promotional costs are capitalized and amortized over the expected period of future benefit, but generally not exceeding six months. Our co-op advertising is expensed in accordance with Emerging Issues Task Force (EITF) 01-09, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products” (EITF 01-09). We had minimal prepaid advertising costs at March 31, 2009 and 2008. For fiscal 2009, 2008 and 2007, advertising and promotion expense was $6,478,000, $4,665,000 and $4,319,000, respectively.
Market Development Funds. In accordance with EITF 01-09, market development funds, including funds for specific product positioning, taken as a deduction from payment for purchases by customers are classified by us as a reduction to revenues. The following reductions to consolidated net revenues have been made in accordance with the guidelines of this issue: $9,014,000 for fiscal 2009, $3,773,000 for fiscal 2008 and $5,036,000 for fiscal 2007.
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
Major Customers and Suppliers. Amazon.com, Inc. accounted for approximately 14% of our net revenues for the year ended March 31, 2009. Amazon.com, Inc., Anderson Merchandisers and Alliance Entertainment LLC (AEC) accounted for approximately 15%, 13%, and 11%, respectively, of our net revenues for the year ended March 31, 2008. Amazon.com, Inc., AEC, and Anderson Merchandisers accounted for approximately 12%, 12% and 10%, respectively, of our net revenues for the year ended March 31, 2007. No other customers accounted for more than 10% of our net revenues in fiscal 2009, 2008 and 2007. At March 31, 2009, Anderson Merchandisers, AEC and Amazon.com, Inc. accounted for approximately 12%, 11% and 10%, respectively, of our gross accounts receivables. At March 31, 2008,

70	Image Entertainment, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AEC and Anderson Merchandisers accounted for approximately 19% and 18%, respectively, of our gross accounts receivables. Our content supplied by Criterion represented approximately 19%, 32% and 32% of our fiscal 2009, 2008 and 2007 net revenues, respectively.
We source primarily all of our DVD and CD manufacturing with Arvato Digital Services (formerly known as Sonopress LLC) (Arvato). See “Note 11. Long-Term Debt — Disc Replication Agreement and Related Advance.”
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
On March 29, 2007, we entered into an exclusive fulfillment services agreement with our DVD and CD manufacturer Arvato, closed our Las Vegas Nevada warehouse and distribution facility and terminated the related operating lease. See “Note 17. Fiscal 2008 Fulfillment Services Agreement, Closure of Las Vegas Facility and Lease Termination.”
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
Income Taxes. We account for income taxes pursuant to the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes” (SFAS 109), whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases and the future tax benefits derived from operating loss and tax credit carryforwards. We provide a valuation allowance on our deferred tax assets when it is more likely than not that such deferred tax assets will not be realized. We have a valuation allowance against 100% of our net deferred tax assets at March 31, 2009 and 2008.
Effective April 1, 2007, we adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation Number (FIN) 48, which contains a two-step process for recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to determine whether or not a tax benefit should be recognized. A tax benefit will be recognized if the weight of available evidence indicates that the tax position is more likely than not to be sustained upon examination by the relevant tax authorities. The recognition and measurement of benefits related to our tax positions requires significant judgment as uncertainties often exist with respect to new laws, new interpretations of existing laws, and rulings by taxing authorities. Differences between actual results and our assumptions, or changes in our assumptions in future periods, are recorded in the period they become known.
Earnings/Loss per Share. Basic earnings/loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed using the combination of dilutive common share equivalents and the weighted average shares outstanding during the period. Diluted loss per share is equivalent to basic loss per share as inclusion of common share equivalents would be anti-dilutive.
Comprehensive Income (Loss). Comprehensive income (loss) consists of two components, net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) refers to revenue, expenses, gains and losses that under U.S. GAAP are recorded as an element of stockholders’ equity but are excluded from net income (loss). Our other comprehensive income (loss) is comprised of foreign currency translation adjustments arising from cash accounts maintained in England by our subsidiary Image Entertainment (UK), Inc. Our comprehensive loss was $1,804,000, $23,056,000 and $12,604,000 for the years ended March 31, 2009, 2008 and 2007, respectively.

Image Entertainment, Inc.	71

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Options. In December 2004, the FASB issued revised SFAS No. 123(R) “Share-Based Payment — an Amendment of SFAS No.’s 123 and 95” (SFAS 123(R)). SFAS 123(R) establishes standards with respect to the accounting for transactions in which an entity exchanges its equity instruments for goods or services, or incurs liabilities in exchange for goods or services, that are based on the fair value of the entity’s equity instruments, focusing primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires public entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions) and recognize the cost over the period during which an employee is required to provide service in exchange for the award.
On April 1, 2006, we adopted SFAS No. 123(R) using the “modified prospective” method. Under this method, SFAS No. 123(R) requires that we measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the grant date for all awards granted after March 31, 2006. Such cost will be recognized over the period during which an employee of ours is required to provide service in exchange for the award (i.e., the vesting period).
Restricted Stock Units. There were no restricted stock units awarded during the years ended March 31, 2009 and 2008. We granted restricted stock units for 25,920 shares during fiscal 2007, 10,000 of which were cancelled prior to vesting. The closing market price of those shares on the date of grant was amortized to general and administrative expense over their respective vesting periods.
Stock-Based Compensation Valuation and Expense Information. The fair value of each option award is estimated on the date of grant using a closed-form option valuation model (Black-Scholes) based on the assumptions noted in the following table. Expected volatilities are based on historical volatility of our stock and other factors. The expected term of options granted represents the period of time that options granted are expected to be outstanding. There were no options granted during fiscal 2008. There were no stock option grants in fiscal 2007, other than a grant to a former member of the Board of Directors that was subsequently cancelled. The following table represents the assumptions used in the Black-Scholes option-pricing model for options granted during fiscal 2009:

Fiscal Year Ended
March 31, 2009

Risk-free interest rate	3.18% - 3.39%
Expected term (in years)	3.9 to 4.6 years
Expected volatility for options	68%-70%
Expected dividend yield	0%
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
Stock-based compensation expense during fiscal 2009 was $75,000.
Recently Issued Accounting Standards. We adopted FASB SFAS No. 157, “Fair Value Measurements” (SFAS 157) on April 1, 2008 for financial assets and liabilities, and non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. SFAS 157 defines fair value, establishes a framework for measuring fair value as required by other accounting pronouncements and expands fair value measurement disclosures. The provisions of SFAS 157 are applied prospectively upon adoption and did not have a material impact on our consolidated financial statements.
We adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115” (SFAS 159) as of April 1, 2008. SFAS 159 permits entities to elect to measure many financial instruments and certain other items at fair value. We did not elect the fair value option for any

72	Image Entertainment, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

assets or liabilities, which were not previously carried at fair value. Accordingly, the adoption of SFAS 159 had no impact on our consolidated financial statements.
In October 2008, the FASB issued FASB Staff Position (FSP) No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (FSP 157-3). FSP 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued. Our adoption of FSP 157-3 did not have a material impact on our consolidated financial statements.
In June 2008, the Emerging Issues Task Force (EITF) issued EITF Abstracts Issue no. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock”, (EITF 07-5). The objective of this Issue is to provide guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock. This Issue applies to any freestanding financial instrument or embedded feature that has all the characteristics of a derivative in paragraphs 6—9 of SFAS No. 133 for purposes of determining whether that instrument or embedded feature qualifies for the first part of the scope exception in paragraph 11(a) of SFAS No. 133. Paragraph 11(a) of SFAS No. 133 specifies that a contract that would otherwise meet the definition of a derivative under that Statement issued or held by the reporting entity that is both (a) indexed to its own stock and (b) classified in stockholders’ equity in its statement of financial position shall not be considered a derivative financial instrument for purposes of applying that Statement. If a freestanding financial instrument (for example, a stock purchase warrant) meets the scope exception in paragraph 11(a) of Statement 133, it is classified as an equity instrument and is not accounted for as a derivative instrument. This Issue also applies to any freestanding financial instrument that is potentially settled in an entity’s own stock, regardless of whether the instrument has all the characteristics of a derivative in paragraphs 6—9 of SFAS No. 133, for purposes of determining whether the instrument is within the scope of EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”. EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Earlier application by an entity that has previously adopted an alternative accounting policy is not permitted. The provisions of EITF 07-5 will be effective for our current fiscal year beginning April 1, 2009. We do not believe that the provisions of this issue will have an impact on our consolidated financial position and results of operations.
In May 2008, the FASB issued FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (FSP APB 14-1). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of Accounting Principles Board (APB) Opinion No. 14, “Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants” FSP APB 14-1 provides that issuers of such instruments should separately account for the liability and equity components of those instruments by allocating the proceeds at the date of issuance of the instrument between the liability component and the embedded conversion option (the equity component). The equity component is recorded in equity and the reduction in the principal amount (debt discount) is amortized as interest expense over the expected life of the instrument using the interest method. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We will adopt FSP APB 14-1 beginning in the first quarter of fiscal 2010, and this standard must be applied on a retrospective basis. We are evaluating the impact that the adoption of FSP APB 14-1 will have on our consolidated financial position and results of operations.
In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS 162). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the United States. SFAS 162 is effective 60 days following the SEC’s September 16, 2008 approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The FASB does not expect that this statement will result in a change in current practice.
In April 2008, the FASB issued FSP SFAS 142-3, “Determination of the Useful Life of Intangible Assets” (FSP SFAS 142-3). FSP SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). The intent of FSP SFAS 142-3 is to improve the consistency between the useful

Image Entertainment, Inc.	73

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (SFAS No. 161). SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We will apply the guidance of this statement beginning with our first quarter of fiscal 2010 ending June 30, 2009. We have not yet determined the impact of adopting SFAS No. 161 on our financial position.
In December 2007, the FASB issued SFAS No. 141 (Revised), “Business Combinations” (SFAS No. 141(R)), and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” an amendment of ARB No. 51 (SFAS No. 160). These new standards are the U.S. GAAP outcome of a joint project with the International Accounting Standards Board (IASB). SFAS No. 141(R) and SFAS No. 160 introduce significant changes in the accounting for and reporting of business acquisitions and noncontrolling interests in a subsidiary. SFAS No. 141(R) and SFAS No. 160 continue the movement toward the greater use of fair values in financial reporting and increased transparency through expanded disclosures. SFAS No. 141(R) changes how business acquisitions are accounted for and will impact financial statements at the acquisition date and in subsequent periods. SFAS No. 160 requires noncontrolling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with noncontrolling interest holders. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of SFAS No. 141(R) is the same as that of the related SFAS No. 160. SFAS No. 141(R) and SFAS No. 160 are effective for our fiscal 2010. We are currently evaluating the impact of the adoption of SFAS No. 141(R) and SFAS No. 160 on our consolidated financial position, results of operations and cash flows.
Reclassifications. Some fiscal 2008 and 2007 balances have been reclassified to conform to the fiscal 2009 presentation.
Note 2. Going Concern and Liquidity
The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. For several years we have incurred significant losses, have not generated sufficient cash to sustain our operations, and have relied on financing activities to supplement cash from operations. The report of our independent registered public accounting firm included elsewhere in the Annual Report contains an explanatory paragraph expressing substantial doubt regarding our ability to continue as a going concern (Going Concern Opinion).
We need to restructure our debt and raise funds to cover our operating costs, maturing principal payments to Portside Growth and Opportunity Fund (Portside) and execute our growth plans in the near future. Our internal projections of expected cash flows from operations, borrowing availability under our revolving credit facility and credit extended by our trade creditors indicate that our liquidity is not, and will not be, sufficient to cover our debts as they become due. Our restricted borrowing capacity under our revolving line of credit, coupled with other factors described above, is causing a shortfall in working capital and an inability to pay all of our debts when they come due. The working capital shortfall, if not remedied, will also prevent us from making expenditures to continue acquiring higher-profile content and otherwise enhance our business. If our losses and negative cash flows continue, we risk defaulting on the terms of our revolving credit facility. A default on our revolving credit facility, if not waived by our lender, could cause all of our long-term obligations to be accelerated, making further borrowing difficult and more expensive and jeopardize our ability to continue as a going concern. If we are unable to rely solely on existing debt financing, we may find it necessary to raise additional capital in the future through the sale of equity or debt securities, which could dilute existing stockholders. There can be no assurance that additional financing will be available on acceptable terms, if at all. Due to current market conditions, we do not know whether we will be able to raise debt or equity financing.

74	Image Entertainment, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We are past due in our obligations to our exclusive DVD and CD manufacturer Arvato as of March 31, 2009. Arvato has the right to provide us a written notice of default and we then must make payment within 15 days after the notice. We continue working with Arvato to maintain our relationship. If for any reason our relationship with Arvato were to end, it would require a significant amount of time to find a replacement third party provider and effectuate the transition to such third party. We can give no assurance that we could successfully engage another third party provider.
The above mentioned factors, history of recurring losses, negative cash flows and limited access to capital, has raised substantial doubt regarding our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
The substantial doubt about our ability to continue as a going concern could also affect our relationship with our trade and content suppliers and their willingness to continue to conduct business with us on terms consistent with historical practice. These suppliers might respond to an apparent weakening of our liquidity position and to address their own liquidity needs may request faster payment of invoices, new or increased deposits or other assurances. If this were to happen, our need for cash would be intensified and we might be unable to make payments to our suppliers as they become due.
Despite the fact that our net revenues increased 36% to a record $131 million for fiscal 2009, from $96 million for fiscal 2008, we find ourselves with constrained liquidity because of the following:
•	costly terminated merger processes

•	our January 30, 2009 principal payment to Portside

•	significant advance payments made for high profile content not yet released on DVD

•	the economic slowdown’s negative impact on our customer’s buying habits
Costly Terminated Merger Processes
Over the last three years, we have operated through a contentious proxy contest and two terminated merger processes, the last of which terminated in fiscal 2010. Our Board of Directors terminated the two mergers as a result of the prospective buyers not securing the ultimate financing necessary to close the transactions. We incurred substantial legal, investment banking and other merger process-related fees. Additionally, we believe the processes, both of which were extended and then terminated, had a negative impact on our perceived financial and operating stability with our major customers and suppliers. Merger-related costs, including legal, investment banking and other related costs, for fiscal 2009, 2008 and 2007 totaled $1.2 million, $2.5 million and $2.0 million, respectively. Settlement and business interruption fees received by us for the two terminated mergers through March 31, 2009 totaled $3.0 million and zero in fiscal 2008. On April 21, 2009, the remaining $1.5 million from the business interruption account was received by us.
Our January 30, 2009 Principal Payment to Portside
In January 2009, we paid the first $4 million bi-annual principal payment due under the Portside note. Our strong net revenue performance during the first nine months of fiscal 2009, with revenues growing 49.1% to $104.1 million, compared to $69.9 million for the first nine months of fiscal 2008, afforded us the ability to make this payment when due. Portside has the ability to request bi-annual principal payments for fiscal 2010 each in the amount of $4 million of principal plus interest, subject to meeting certain financial covenants under our loan agreement, which would be due on July 30, 2009 and January 30, 2010.
We currently do not expect that cash flows from operations will be sufficient to fund the $4 million principal payment that may be due on July 30, 2009, and we may not be able to pay any of the remaining principal payments as required. We have met with representatives from Portside and discussed the possibility of restructuring the debt. At this time, we do not know if Portside will be willing to restructure the debt, or if willing, on terms acceptable to us.
If we are unable to reach agreement with Portside prior to the July 30, 2009 potential payment due date or any extension that Portside may grant us, our failure to repay the debt will result in an event of default which, if not cured or waived, would cause a cross-default of our other debt agreements, including our loan agreement, causing such debt to be immediately due and payable.
Significant Advance Payments Made For High Profile Content Not Yet Released on DVD

Image Entertainment, Inc.	75

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We have made significant advance payments to secure high profile content not yet released and accordingly begin to generate revenues on DVD. We expect to release such content on DVD beginning in our second quarter ending September 30, 2009.
The Economic Slowdown’s Negative Impact on our Customers’ Buying Habits
The current economic slowdown is forcing retailers to take a hard look at their operations. Through the first nine months of fiscal 2009, we had not been significantly impacted by the ongoing economic slowdown. Since January 1, 2009, we have experienced a significant slowdown in purchases by our retail customers. Our customers are conserving cash by all means possible, including reducing their inventories by buying less, taking all available credits due them and returning stock.
To fund our operations, we rely on receivable collections and bank borrowings under our revolving line of credit. Availability under our revolving line of credit is based entirely on eligible trade accounts receivables. In periods of slower sales, our borrowing availability is lower therefore limiting our liquidity.
Plans to Improve Our Liquidity
We seek to overcome this substantial doubt concerning our ability to continue as going concern by continuing to pursue our strategic operating goals of acquiring and distributing high profile content in multiple formats while significantly reducing our cost structure. We have begun to execute on a strategic realignment and cost reduction plan and have engaged a nationally recognized investment bank to explore strategic alternatives for us, including raising debt or equity capital or a sale of our Company.
Strategic Realignment and Cost Reduction Plan.
We are executing on a plan to realign our organization to drive a streamlined growth strategy through the continued acquisition of cast-driven feature films supported by a core revenue base of branded lines of content, including The Criterion Collection, Ghost Hunters, programs created for IMAX exhibition and other types of programs with proven historical results. This allows us to reduce the number of programs we release each month and therefore reduce our costs. Our goal is to shorten our timeline for return on investment on titles, which needs to be the most critical element in selecting titles for acquisition.
We have also begun executing a cost reduction plan which includes reducing personnel, benefit costs, advertising and other marketing expenditures, travel and trade show expenditures and third party commissions.
•	In February 2009, we reduced corporate headcount by 10% to 126 employees, from 140 employees, saving approximately $1.5 million in annual personnel costs, including benefits. In June 2009, we further reduced corporate headcount by another 14%, from 126 employees to 108, saving an additional approximately $1.5 million in annual personnel costs, including benefits. Total annual personnel cost savings is expected to be $3.0 million, including benefits.

•	Other cost reductions are estimated to save an additional $1.0 million in annual general and administrative and selling expenses being phased in the next six months. Cost reduction areas include discretionary advertising, trade shows, travel, health care costs, discretionary information technology expenditures and sales commission restructuring.
Engagement of Investment Banking Firm
In May 2009, we retained Houlihan Lokey Howard & Zukin Capital, Inc. as our exclusive financial advisor to assist us in analyzing a wide range of strategic alternatives, including potential financing or sale transactions.

76	Image Entertainment, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We can provide no assurance that the results of our strategic realignment and cost reduction plan or the efforts of our investment banking firm will be successful enough to provide us liquidity relief and accordingly overcome the substantial doubt about our ability to continue as a going concern.
Note 3. Terminated Merger Agreements.
Fiscal 2009 Nyx Acquisitions, Inc.
On November 20, 2008, we entered into an Agreement and Plan of Merger (Nyx Merger Agreement) with Nyx Acquisitions, Inc., a Delaware corporation (Nyx), and The Conceived Group, Inc., a Delaware corporation and wholly owned subsidiary of Nyx (TCG). Pursuant to the terms of the Nyx Merger Agreement, TCG was to merge with and into us (Nyx Merger), and we would have continued as the surviving corporation and as a wholly owned subsidiary of Nyx. Our stockholders approved the Nyx Merger Agreement at a special meeting of stockholders held on February 24, 2009.
Pursuant to the terms of the Nyx Merger Agreement, at the effective time of the Nyx Merger each outstanding share of our common stock, par value $.0001 per share (the Shares), other than any Shares owned by us, Nyx, TCG or any other subsidiary of Nyx, or by any stockholders who were entitled to and who properly exercised appraisal rights under Delaware law, would have been cancelled and converted automatically into the right to receive $2.75 in cash, without interest, less any withholding taxes. The original terms of the Nyx Merger Agreement called for the Nyx Merger to close on February 26, 2009, two days after our stockholders approved the Nyx Merger Agreement.
•	Contemporaneously with the execution of the Nyx Merger Agreement, Nyx made an initial deposit of $0.5 million into a trust account in order to secure payment of a $1.8 million business interruption fee.

•	On February 11, 2009, Nyx paid the remaining $1.3 million into the trust account to secure the payment of the business interruption fee.

•	On February 27, 2009, we agreed to extend the Nyx Merger closing date to March 20, 2009 upon receipt from Nyx of an additional $0.5 million, increasing the business interruption fee to $2.3 million. The $0.5 million was subsequently received into the trust account.

•	On March 24, 2009, Nyx increased the total business interruption fee to $2.5 million by paying an additional $0.2 million into the trust account and agreed to release $1.0 million of the funds held in trust to us all in exchange for an extension of the closing date to April 6, 2009.

•	By March 31, 2009, we had received the $1.0 million from the trust account, leaving $1.5 million to secure payment of the balance of the business interruption fee as of March 31, 2009.
Pursuant to the Nyx Merger Agreement, Nyx had the option to extend the scheduled closing date of the Nyx Merger from April 6, 2009 to April 20, 2009 if Nyx, among other things, paid us an additional amount of $1.0 million on April 17, 2009. Nyx failed to deliver the $1.0 million payment, and therefore was in breach of its obligation to consummate the Nyx Merger no later than the scheduled closing date of April 6, 2009. In accordance with our rights under the Nyx Merger Agreement, we terminated the Nyx Merger Agreement on April 17, 2009. Pursuant to the second amendment to the merger agreement and in partial consideration for further extending the merger closing date, Nyx agreed to release to us $1.0 million of the $2.5 million then being held in the trust account. The payment was nonrefundable to Nyx and had no effect on the purchase price. On March 25, 2009, we received $1.0 million from the trust account. Accordingly, we recorded the $1 million as other income for fiscal 2009.
On April 21, 2009, the remaining $1.5 million from the business interruption account was received by us. We will record the $1.5 million received in April 2009 as other income during our first quarter of fiscal 2010 ending June 30, 2009.
Expenses related to the proposed Nyx Merger totaled $1.1 million for fiscal 2009.
Fiscal 2008 BTP Acquisition Company, LLC
On March 29, 2007, we entered into an Agreement and Plan of Merger (BTP Merger Agreement) with BTP Acquisition Company, LLC (BTP), an investor group led by film financier and producer David Bergstein. Under the terms of the BTP Merger Agreement, our stockholders were to receive $4.40 per Share in cash. The agreed-upon

Image Entertainment, Inc.	77

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

acquisition price represented a 27% premium to our closing share price of $3.46 on March 29, 2007, and a 35% premium to the 30-day average price ended March 29, 2007.
On June 27, 2007, we entered into an Amended and Restated Agreement and Plan of Merger with BTP (Restated BTP Merger Agreement). Under the terms of the Restated BTP Merger Agreement, our stockholders were to receive the same aggregate cash consideration as under the original merger agreement, plus they were to retain 6% of their shares in the surviving publicly-traded company. We expected the transaction to close by November 6, 2007.
Beginning on November 6, 2007, and subsequently on November 15, 2007, November 28, 2007, December 3, 2007, December 7, 2007, January 14, 2008 and February 1, 2008, at the request of BTP, our Board of Directors agreed to extend the closing date for the acquisition. All other terms of the Restated BTP Merger Agreement remained unchanged.
•	In connection with the December 7, 2007 extension, BTP deposited $2.0 million in a trust account. In consideration for the extension, we entered into a multi-year feature film output distribution agreement (Distribution Agreement) with CT1 Holdings, LLC (CT1), an affiliate of David Bergstein and the parent company of ThinkFilm and Capitol Films. The distribution agreement covered various new film productions and certain existing film libraries controlled by CT1.

•	In connection with the January 14, 2008 extension, BTP deposited an additional $1.0 million in a trust account. This deposit, combined with the $2.0 million deposited by BTP in December 2007 in connection with the prior extension, increased the total deposit received from BTP and held in trust to $3.0 million.
On February 5, 2008, we delivered a notice of termination of the Restated BTP Merger Agreement to BTP and demanded the prompt payment of the $4.2 million business interruption fee required by the merger agreement. We also requested that R2D2, LLC (R2D2) and its wholly owned subsidiary, CT1, promptly pay us the $4.2 million business interruption fee pursuant to R2D2’s and CT1’s guarantee of the business interruption fee. We also instructed that the $3.0 million currently deposited in trust be released to us and that BTP provide the remaining $1.2 million to us.
On June 24, 2008, we entered into a Settlement Agreement and Mutual Release (Settlement Agreement) with BTP and its affiliates. Pursuant to the Settlement Agreement, Image and all CT1 Parties (including CT1 Holdings, Capitol Films US, ThinkFilm, BTP, and David Bergstein) released each other from all claims pertaining to the Restated BTP Merger Agreement and the Distribution Agreement (each among us and various parties to the Settlement Agreement), and dismissed with prejudice all related lawsuits and actions in Los Angeles Superior Court, Delaware Court of Chancery and the JAMS arbitration.
Pursuant to the Settlement Agreement, the $3.0 million held in trust in connection with certain extensions to the Restated BTP Merger Agreement was disbursed $2.0 million to us and $1.0 million plus accrued interest to BTP. As part of the settlement, the parties agreed not to pursue the disposition of any of the contested termination or business interruption fees. The $2.0 million settlement funds received by us in fiscal 2009 were recorded as other income in the accompanying statement of operations.
Simultaneous with the execution of the Settlement Agreement, the parties amended the Distribution Agreement to provide terms for us to continue distribution of certain ThinkFilm and Capitol titles that we had acquired under the original Distribution Agreement.
Expenses related to the proposed BTP Merger and related disputes totaled $71,000 for fiscal 2009 and $2.2 million (including the related dismissed stockholder suit).
Note 4. Film Cost Accelerated Amortization and Fair Value Write-downs.
During fiscal 2008, the DVD marketplace experienced the first noticeable year-over-year decline for the category since the format debuted in 1997. Home Media Magazine reported in the fourth quarter of fiscal 2008 that Nielson VideoScan scan showed a noticeable decline in DVD units actually sold through to consumers in 2007. Fiscal 2009 continued the trend of consumer spending on DVD declining, even with growth in industry wide Blu-ray sales.

78	Image Entertainment, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

With our catalog of approximately 3,200 DVD titles and rights to hundreds of high-definition masters which will be released in Blu-ray format, we are primarily a non-“hits” exclusive DVD distributor. Our sales of previously released (catalogue) titles continue to be negatively impacted by not only the maturation of the DVD marketplace and the declining shelf space dedicated to previously released programming, but also by the continuing economic slowdown that has sharply curtailed retailer purchases from us. The continuing economic slowdown leads to our customer’s greater focus on inventory management and related cash flows.
With retail shelf space continuing to decline and more space being allocated for major studio releases and the high-definition format winner, Blu-ray, we are relying on growing sales to our Internet retailers, with virtual shelf space and sophisticated search engines, to replace declining catalogue sales from our traditional “brick and mortar” retail customers. We are additionally relying on growing digital revenues to replace declining catalogue sales. While our digital revenues are growing substantially year over year, they have not grown fast enough in terms of absolute dollar growth to replace declining catalogue sales to our “brick and mortar” retail customers. Given the immaturity of the digital industry, we cannot use significantly higher forecasts of our expected digital revenue growth to offset what we now see to be permanent declines in our packaged goods catalogue revenues. Shelf space allocated to CD titles continues to shrink as full album CD sales are negatively impacted by less expensive direct digital downloading on a song-by-song basis.
Our further re-evaluation is based on current historical title revenue performance during the last 12 months, including the negative impact of the economic slowdown on our sales.
SOP 00-2 requires that management re-evaluate ultimate revenue projections on a periodic basis, which we have done for every past publicly reported period end. Such re-evaluation has resulted in fair value write downs of CD and DVD carrying costs as well as accelerated amortization and fair value write down of other film costs, such as unrecouped advance royalties and distribution fees, unrecouped production costs and advance music publishing. These accelerated amortization and fair value write downs have significantly contributed to our losses over the last several years. For fiscal 2009, we recorded $6.7 million in accelerated amortization and fair value write down of our film costs, representing $4.1 million in accelerated amortization and fair value write downs of advance royalty and distribution fees and $2.6 million in fair value write downs of inventory. Of those amounts, $3.3 million and $1.5 million were recorded in the fourth quarter, respectively. For fiscal 2008, we recorded $13.3 million in accelerated amortization and fair value write down of its film costs, representing $8.4 million in accelerated amortization and fair value write downs of advance royalty and distribution fees and $4.9 million in fair value write downs of inventory. Of those amounts $7.2 million and $3.2 million were recorded in the fourth quarter, respectively. For fiscal 2007, we recorded $3.3 million in accelerated amortization and fair value write downs of advance royalty and distribution fees and $1.9 million in fair value write downs of inventories.
The sales lifecycle of a title, on average, follows a curve that begins at new release peak levels, followed by phases in which velocity diminishes, ultimately “tailing” off as the title approaches the end of its agreement term. The decreases in velocity after the first year are significantly less than after initial release, resulting in what is often called the “long tail” of the entertainment lifecycle. As the majority of our catalogue of approximately 3,200 DVD titles was released over a year ago, most fall into the category of catalogue or “long tail” product. While we experience continuing “tail” sales, with shelf space becoming continually more constrained, we must reflect a much thinner “tail” and depending on the title’s historical sales, no “tail.”
Much of the fiscal 2009 and 2008 adjustments were for deeper catalogue titles, which inventory and unrecouped advance royalties and distribution fees were paid for in prior fiscal years.
Note 5. AEC’s Parent’s Bankruptcy Filing
In April 2009, Source Interlink Companies Inc. (Source Interlink), parent of AEC, one of our largest customers, filed for Chapter 11 bankruptcy protection. Net revenues from AEC for fiscal 2009, 2008 and 2007 were $11.8 million, $10.7 million and $11.1 million, respectively. Also in April 2009, two days after their filing, Source Interlink obtained Bankruptcy Court approval to pay its pre-petition creditors, including us, in the ordinary course of business. In May 2009, the Bankruptcy Court approved Source Interlink’s Disclosure Statement, which provided for the payment in full of our claim, along with all of Source Interlink’s general unsecured creditors. As of June 15, 2009, AEC

Image Entertainment, Inc.	79

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

had paid down the pre-petition balance by $1.1 million leaving an outstanding balance of $2.4 million. We have not recorded a reserve for potential uncollectible receivables from AEC at March 31, 2009.
Note 6. Fiscal 2009 and 2008 Charges Relating to Executive Officer Departures and Cost Reduction Plan.
Fiscal 2009.
On March 16, 2009, we announced the departure of former President David Borshell. Mr. Borshell’s severance package, totaling $499,000, including related employer taxes, was accrued for as a liability at March 31, 2009 and recorded as a charge to general and administrative expenses for the fiscal year ended March 31, 2009.
In February 2009, as part of a cost reduction plan, we laid off 14 employees. Accrued severance-related charges totaled $439,000 and are included in general and administrative expenses for fiscal 2009.
Of the total $938,000 in severance above, $288,000 had been paid through March 31, 2009 and $680,000 has been accrued at March 31, 2009.
Fiscal 2008.
On April 1, 2008, we announced that effective March 31, 2008, Martin Greenwald had resigned as our President and Chief Executive Officer. Mr. Greenwald has since remained as our Chairman of the Board of Directors. We accrued for Mr. Greenwald’s retirement package: payment of twelve of months of base salary equivalent to $613,000, paid bi-weekly in accordance with our normal payroll practices and continued perquisites for a one year period. The overall value of the package, was approximately $801,000, including related employer taxes, was accrued for as a liability at March 31, 2008. Two other employees also left our employ at the end of fiscal 2008. The total charges, totaling $979,000, were recorded to general and administrative expenses for fiscal 2008.
During fiscal 2008, we also recorded $346,000 as a result of a legal employment matter settlement associated with the fiscal 2007 departure of an executive officer. An additional $100,000 relating to this matter was accrued for during fiscal 2007. As of March 31, 2009, all of the fiscal 2008 severance had been paid.
Note 7. Inventories.
Inventories at March 31, 2009 and 2008, are summarized as follows:

(In thousands)	2009	2008
DVD	$9,458	$11,453
Other	2,558	2,563

	12,016	14,016
Production costs, net	5,119	4,995

	17,135	19,011
Less current portion of inventories	14,629	16,379

Noncurrent inventories, principally non-recoupable production costs	$2,506	$2,632

Non-recoupable production costs are net of accumulated amortization of $11,356,000 and $12,054,000 at March 31, 2009 and 2008, respectively. We expect to amortize approximately 72% of the March 31, 2009 unamortized production costs by March 31, 2011.
Note 8. Investment in Film Production.
Investment in film production at March 31, 2009 and 2008 is included as a component of royalty and distribution fee advances in the consolidated balance sheets and are summarized as follows:

(In thousands)	2009	2008
Released, net of accumulated amortization	$2,148	$1,431
Completed and not released	—	2,598

	$2,148	$4,029

80	Image Entertainment, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9. Property, Equipment and Improvements.
Property, equipment and improvements at March 31, 2009 and 2008, are summarized as follows:

(In thousands)	2009	2008
Machinery, equipment and software	$8,195	$10,320
Leasehold improvements	927	844
Other	60	164

	9,182	11,328
Less accumulated depreciation and amortization	7,021	8,239

	$2,161	$3,089

Depreciation and amortization expense for the years ended March 31, 2009, 2008 and 2007, was $1,296,000, $1,954,000 and $1,902,000, respectively. See “Note 17. Fiscal 2008 Fulfillment Services Agreement, Closure of Las Vegas Facility and Lease Termination” for a discussion regarding the fiscal 2008 asset impairment triggered by the restructuring of our warehousing and distribution operations in Las Vegas, Nevada.
Note 10. Revolving Credit Facility.
Our Loan and Security Agreement, as amended (Loan Agreement), with Wachovia Capital Finance Corporation (Wachovia) provides us with a revolving line of credit of up to $20 million. Actual borrowing availability under the line is based upon our level of eligible accounts receivable. Eligible accounts receivable primarily include receivables generated by domestic sales of DVD and exclude receivables generated from broadcast, digital and other revenue streams. The term of the Loan Agreement ends on May 4, 2010.
Borrowings bear interest at either the Prime Rate plus up to 0.75% (4.00% at March 31, 2009) or, at our option, LIBOR plus up to 2.75% (three month LIBOR — 3.94% at March 31, 2009), subject to minimum borrowing levels. The level of interest rate margin to Prime Rate or LIBOR is dependent upon our future financial performance as measured by EBITDA, earnings before interest, taxes, depreciation and amortization, as defined in the Loan Agreement.
We are required to maintain a minimum fixed charge coverage ratio for each six month period on or after:
•	March 31, 2009, 1.0 to 1.0

•	June 30, 2009, 1.1 to 1.0
If we maintain minimum borrowing availability equal to, or greater than, $2.5 million, our fixed charge coverage ratio is not tested. At March 31 2009, we were not tested for such covenant compliance because we had availability in excess of the required $2.5 million minimum. Had we been tested, our negative EBITDA would have resulted in a fixed charge coverage ratio less than the required 1.0 to 1.0. At March 31, 2009, our borrowing availability was $2.2 million ($4.7 million based upon eligible accounts receivable less the $2.5 million minimum requirement).
Additionally, our credit facility states that a material adverse change in our business, assets or prospects would be considered an “event of default.” If we are unable to comply with the covenants, or satisfy the financial ratio and other tests, or should an event of default occur, as determined and invoked by Wachovia, a default may occur under our credit facility. Unless we are able to negotiate an amendment, forbearance or waiver with Wachovia, we could be required to repay all amounts then outstanding, which could have a material adverse effect on our liquidity, business, results of operations and financial condition.
At March 31, 2009 we had $10.9 million outstanding under the revolving line of credit.
The Loan Agreement contains early termination fees, based upon the maximum facility amount of $20 million, of 0.75% if terminated within the three-year term. The agreement also imposes restrictions on such items as encumbrances and liens, payment of dividends, incurrence of other indebtedness, stock repurchases and capital expenditures and requires us to comply with minimum financial and operating covenants. Any outstanding borrowings are secured by our assets.

Image Entertainment, Inc.	81

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We were in compliance with all financial and operating covenants under the Loan Agreement, as amended, at March 31, 2009. The receipt of a Going Concern Opinion from our independent registered public accounting firm would result in a default under our Loan Agreement, as amended, upon delivery of the opinion to Wachovia, for any fiscal year other than fiscal 2009. Accordingly, the receipt of the Going Concern Opinion will not, in and of itself, result in an event of default under the Loan Agreement upon delivery of the fiscal 2009 opinion. However, any future defaults under our loan agreement, if not waived or cured, would automatically trigger a cross-default under our other debt agreements thereby adversely impacting our ability to continue as a going concern.
Note 11. Long-Term Debt.
Disc Replication Agreement and Related Advance. Arvato exclusively manufactures our DVDs and manufactures the majority of our CDs. On June 30, 2006, we received an interest-free $10.0 million advance against future DVD manufacturing from Arvato, to be repaid at $0.20 per DVD manufactured, plus payment of a $0.04 administrative fee per DVD manufactured until the advance is repaid. Arvato has a security interest in all of our assets in second position behind Wachovia. As the obligation is non-interest bearing, we initially imputed and recorded a debt discount of $1,945,000 to the $10.0 million face amount of the advance based upon our then-borrowing rate with our bank and recorded a deferred manufacturing credit, classified in other long-term liabilities. We are amortizing the debt discount, using the effective interest method, to interest expense. We are amortizing the deferred manufacturing credit as a reduction to the DVD disc purchase cost based upon actual discs manufactured by Arvato. The $0.04 administrative fee per disc manufactured is being recorded as an additional inventory manufacturing cost.
At March 31, 2009, we had $3.4 million remaining outstanding under the advance from Arvato, exclusive of the debt discount. Amortization of the related debt discount is a noncash interest expense and totaled $525,000, $706,000 and $534,000 for fiscal 2009, 2008 and 2007, respectively. Amortization of the related deferred manufacturing credit totaled $579,000, $610,000 and $195,000 for fiscal 2009, 2008 and 2007, respectively.
Senior Convertible Note and Warrant. On August 30, 2006, we issued to Portside a senior convertible note in the principal amount of $17,000,000 and a related warrant to purchase 1,000,000 shares of our common stock. On November 10, 2006, we entered into an Amendment and Exchange Agreement with Portside, which agreement modified the transaction documents and provided for a replacement warrant to be issued in exchange for the warrant previously issued to Portside. The note accrues interest at a rate of 7.875% per annum with accrued interest payable quarterly in arrears in either cash or stock. The note has a term of five years and was initially convertible into 4,000,000 shares of our common stock at a conversion price of $4.25 per share, subject to antidilution adjustments. The related warrant is exercisable for an aggregate of 1,000,000 shares of our common stock at an exercise price of $4.25 per share, subject to antidilution adjustments. The warrant has a term of five years from the issuance date. Portside has a security interest in all of our assets in third position behind Wachovia and Arvato.
In January 2009, we paid the first $4 million bi-annual principal payment due under the note. Portside has the ability to request bi-annual principal payments for fiscal 2010 each in the amount of $4 million of principal plus interest, subject to meeting certain financial covenants under our Loan Agreement, which would be due on July 30, 2009 and January 30, 2010. These potential payments have been classified as current in the accompanying consolidated balance sheet at March 31, 2009.
We currently do not expect that cash flows from operations will be sufficient to fund the $4 million principal payment that may be due on July 30, 2009, and may not be able to pay any of the remaining principal payments as required. At this time, we do not know if Portside will be willing to restructure the debt or, if willing, on terms acceptable to us.
If we are unable to reach agreement with Portside prior to the July 30, 2009 payment due date or any extension that Portside may grant us, our failure to repay the debt will result in an event of default which, if not cured or waived, would cause cross-default of our other debt agreements, including the Loan Agreement, causing such debt to be immediately due and payable. Should we be able to refinance our debt, the incurrence of additional indebtedness would result in increased fiscal interest payment obligations and could contain restrictive covenants. The sale of additional equity or convertible debt securities may result in dilution to our stockholders and the granting of superior rights to the investors. These additional sources of funds may not be available or, if available, may not be available on terms acceptable to us.

82	Image Entertainment, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

If we sell new securities for a price less than $4.25 per share (or such other conversion or exercise price then in effect), then the conversion price of the note and exercise price of the warrant will be reduced to a weighted-average amount pursuant to the formula contained in the note and warrant. However, the exercise price of the warrant has a floor price of $3.67 until we receive any necessary stockholder approval as provided in the warrant. The note also prohibits us from issuing new debt that would be senior to Portside and has principal maturities within 90 days of the August 30, 2011 maturity of the Portside note or has an interest rate higher than the Portside rate of 7.875%.
In the event of a change of control, Portside has the right to require us to redeem the outstanding principal balance of the note at 120% of par and the warrant at the then-current Black-Scholes value. In the event of a change of control with a private acquiring company, we have the option but not the obligation, to redeem the outstanding principal balance of the note at 125% of par and the warrant at the then-current Black Scholes value. The restrictive covenants from the note in a change of control transaction are removed, provided the note is assumed by the acquiring company.
The instruments issued as part of this transaction contain several embedded derivatives which we have valued in accordance with SFAS No. 133, “Derivative Instruments and Hedging Activities.” The embedded derivatives include Portside’s right to require us to redeem the note in the event of a change of control, and our right to redeem the note in the event of a change of control to a private company. The original fair value of the warrant was $1,900,000, which was recorded as a discount on the original $17.0 million note liability with an offsetting credit to warrant liability in accordance with SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” and FASB Staff Position 150-1, “Issuer’s Accounting for Freestanding Financial Instruments Composed of More Than One Option or Forward Contract Embodying Obligations under FASB Statement No. 150.”
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
During fiscal 2009, 2008 and 2007, other expense (income) related to the fluctuation in the fair value of the warrant and the convertible note’s embedded derivatives was recorded as non-operating expense (income) included as a component of other expense in the accompanying consolidated statements of operations. For fiscal 2009, 2008 and 2007, the other expense (income) was $209,000, ($4,000) and none respectively. The related accrued warrant and embedded derivatives liability together totaled $2,105,000 and $1,896,000 at March 31, 2009 and 2008, respectively, and is included as a component of other long-term liabilities in the consolidated balance sheets.
Additionally, direct costs of $1,187,000 relating to the private placement were recorded as asset-deferred financing costs and are amortized as additional noncash interest expenses using the effective interest rate method over the life of the related private placement debt. Amortization of the debt discount and the deferred financing costs using the effective interest rate method is a noncash charge to interest expense and totaled $903,000, $921,000 and $537,000 for fiscal 2009, 2008 and 2007, respectively.
Long-term debt at March 31, 2009 and March 31, 2008 consisted of the following:

(In thousands)	March 31, 2009	March 31, 2008
Subordinated senior convertible note, less debt discount of $447-March 31, 2009; $1,003-March 31, 2008	$12,553	$15,997
Subordinated manufacturing advance obligation, less debt discount of $180-March 31, 2009; $705-March 31, 2008	3,204	6,071

	15,757	22,068
Current portion of long-term debt, less debt discount of $514-March 31, 2009; $1,041-March 31, 2008	10,094	5,759

Long-term debt less current portion and debt discount	$5,663	$16,309

Image Entertainment, Inc.	83

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12. Commitments and Contingencies.
Operating Leases
Our headquarters are located in Chatsworth, California and consist of approximately 62,000 square feet on one floor of a multi-tenant building. The monthly rent is $1.37 per square foot, on a gross basis, or approximately $85,000 per month, and increases approximately 3% annually. The office lease has an initial 10-year term with two five-year options. The lease commenced on July 1, 2004. Although a base level of operating expenses is included in the rent payment, we will be responsible for a percentage of actual annual operating expense increases capped at 5% annually, excluding utilities, insurance and real estate taxes.
Through January 1, 2007, we leased a 76,000 square foot warehouse and distribution facility located in Las Vegas, Nevada. On February 15, 2008, we entered into a Termination of Lease Agreement to terminate our Las Vegas, Nevada distribution facility lease agreement, effective January 1, 2008. As a result of the lease termination, we are not financially responsible for the remaining aggregate lease payments over the remaining term of the lease totaling approximately $2.7 million through November 4, 2012, plus related expenses. See “Note 17. Fiscal 2008 Fulfillment Services Agreement, Closure of Las Vegas Facility and Lease Termination.”
Future minimum annual rental payments by year under operating leases at March 31, 2009, are approximately as follows:

Fiscal	Amount
(In thousands)
2010	$1,041
2011	1,068
2012	1,095
2013	1,123
2014	1,150
Thereafter	289

$5,766

Rent expense was $1,090,000, $1,574,000 and $1,946,000 for fiscal 2009, 2008, and 2007, respectively.
Employment Agreements. At March 31, 2009, our future contractual obligations under employment agreements were $2,546,000 and $1,075,000 for the fiscal years ending March 31, 2010 and 2011, respectively.
Other. At March 31, 2009, our future obligations by year for royalty advances, minimum royalty guarantees and exclusive distribution fee guarantees under the terms of our existing licenses and exclusive distribution agreements are as follows:

Fiscal	Amount
(in thousands)
2010	$26,363
2011	18,560
2012	18,448
2013	18,448
2014	6,037

$87,856

At March 31, 2009, we have accrued $5.5 million of the fiscal 2010 obligation above as the content suppliers have met their related contractual requirements.
Fiscal 2008 Criterion Agreement. In fiscal 2008, we entered into a new exclusive distribution agreement with The Criterion Collection, a Delaware corporation (Criterion), to exclusively distribute their DVD titles in North America. The new agreement replaced the then-existing exclusive distribution agreement dated August 1, 2005 and, among other things, extended our exclusive distribution relationship with Criterion through July 31, 2013.
The terms of the agreement call for a nonrecoupable distribution fee of approximately $3.4 million, covering the entire term of the agreement. Approximately $877,000 of the distribution fee had been previously paid and $2.5 million is being paid in 22 equal quarterly installments of approximately $112,000 beginning January 1, 2008, plus a

84	Image Entertainment, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

single payment of approximately $37,000 in July 2013. We are expensing the $3.4 million distribution fee to cost of sales over the life of the related revenues generated by the agreement in accordance with the American Institute of Certified Public Accountants Statement of Position No. 00-2, “Accounting by Producers or Distributors of Film.”
Under our agreement with The Criterion Collection, we are to prepay $1.5 million each month during the term for purchases of Criterion programming that may become due and payable to Criterion.
Note 13. Stockholders’ Equity.
Stock Awards, Options and Warrants. On October 17, 2008, our stockholders approved, among other items, the Image Entertainment, Inc. 2008 Stock Awards and Incentive Plan (2008 Plan) at the annual meeting of stockholders. The 2008 Plan authorizes the issuance of up to 1,000,000 shares of our common stock. The 2008 Plan provides for equity awards, including stock options, stock appreciation rights, restricted stock awards, performance awards, phantom stock awards, or stock units. At March 31, 2009, there were 1,000,000 shares available for future grants under the 2008 Plan.
As of March 31, 2009, we had three equity compensation plans: the 2008 Plan, the Image Entertainment, Inc. 1998 Incentive Plan (1998 Plan) and the Image Entertainment, Inc. 2004 Incentive Compensation Plan (2004 Plan, and together with the 1998 Plan and 2008 Plan, the Plans). The 1998 Plan expired on June 30, 2008, and no further grants are allowed under the 1998 Plan. The 2004 Plan provides for equity awards, including stock options and restricted stock units. At March 31, 2009, there were approximately 107,430 shares available for future grants under the 2004 Plan.
The maximum term allowed for an option is 10 years and a stock unit shall either vest or be forfeited not more than 10 years from the date of grant.
During fiscal 2009, we granted 343,000 options on June 12, 2008 at an exercise price of $1.14 per share, which was the closing stock price on the date of grant. At March 31, 2009, options granted totaling 68,859 shares had vested. The weighted-average grant-date fair value of the options granted was $0.62 per share. There were no options granted subsequent to the June 12, 2008 grant, through March 31, 2009. Any unvested stock options vest upon a change of control. There were no stock option grants in fiscal 2008. There were no stock option grants in fiscal 2007, other than a grant to a former member of the Board of Directors that was subsequently cancelled.
Stock option activity under the Plans for the fiscal year ended March 31, 2009, and changes during the year then ended are presented below:

			Weighted-Average	Aggregate
	Shares	Weighted-Average	Remaining	Intrinsic Value
Options	(000)	Exercise Price	Contractual Term	($000)

Outstanding at March 31, 2008	2,124	$3.509
Granted	343	1.140
Exercised	—	—
Forfeited or Expired	140	5.134

Outstanding at March 31, 2009	2,327	$3.062	5.197	$50

Exercisable at March 31, 2009	2,060	$3.311	4.679	$10

The aggregate intrinsic value of our outstanding options represents the total pre-tax intrinsic value, based on our options with an exercise price less than Image’s closing stock price of $1.29 as of March 31, 2009, which theoretically could have been received by the option holders had all option holders exercised their options as of that date. At March 31, 2009, the aggregate intrinsic value of options outstanding was $50,000, of which $10,000 was exercisable. There were no options exercised, and thus no aggregate intrinsic value of options exercised, during the fiscal year ended March 31, 2009. The total intrinsic value of options exercised during the fiscal year 2009, 2008 and 2007 was none, none, and $24,750, respectively. The total number of in-the-money options exercisable as of March 31, 2009 and 2008 were 68,859 and 5,000, respectively.
The weighted-average grant-date fair value of options granted during the fiscal years 2009, 2008 and 2007 was $0.617, none and $1.865, respectively. Of the options reflected as outstanding on March 31, 2009, options to purchase

Image Entertainment, Inc.	85

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

approximately 2,059,940 shares of common stock were exercisable. At March 31, 2009, there were approximately 1,107,430 shares of common stock available for new awards, including stock options, to our directors and employees.
A summary of the status of nonvested shares at March 31, 2009, and changes during the year then ended are presented below:

	Shares	Weighted-Average Grant-Date
Nonvested Shares	(000)	Fair Value

Nonvested at March 31, 2008	—	$—
Granted	343	0.617
Vested	69	0.618
Forfeited	7	0.615

Nonvested at March 31, 2009	267	$0.617

As of March 31, 2009, total compensation cost related to nonvested stock options not yet recognized was $131,000, which is expected to be recognized over the next 2.2 years on a weighted-average basis.
During fiscal 2009 and fiscal 2008 we received cash from the exercise of stock options of none and $512,000, respectively. There was no excess tax benefit recorded for the tax deductions related to stock options during fiscal 2009 and 2008.
The following table summarized significant ranges of outstanding and exercisable options at March 31, 2009:

	Options Outstanding			Options Exercisable
	Number	Weighted-Average		Number
	of Shares at	Remaining	Weighted	of Shares at	Weighted
Range of	March 31, 2009	Contractual Life	Average	March 31, 2009	Average
Exercise Prices	(In thousands)	(Years)	Exercise Price	(In thousands)	Exercise Price
Under $2.00	747	5.8	$1.481	480	$1.670
$2.01 to $4.00	1,390	4.8	3.645	1,390	3.645
$4.01 to $6.00	190	5.5	5.021	190	5.021

	2,327			2,060

The following table reflects outstanding and exercisable warrants at March 31, 2009:

Warrants Outstanding and Exercisable
Weighted
		Average	Weighted
	Shares	Remaining	Average
Exercise Price	(In thousands)	Life (Years)	Exercise Price
$4.25	1,000	2.42	$4.25
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

86	Image Entertainment, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Convertible Note Payable in Common Stock. At March 31, 2009, we had a $13.0 million note payable, which is convertible at $4.25 into 3,058,823 shares of our common stock. See “Note 11. Long-Term Debt — Senior Convertible Note and Warrant.”
Note 14. Net Loss per Share Data.
The following is a reconciliation of the numerators and denominators used in computing basic and diluted net loss per share for the three years ended March 31, 2009:

(In thousands, except per share data)	2009	2008	2007

Net loss — basic and diluted numerator	$(1,804)	$(23,053)	$(12,611)

Weighted average common shares outstanding — basic denominator	21,856	21,734	21,482
Effect of dilutive securities	—	—	—

Weighted average common shares outstanding — diluted denominator	21,856	21,734	21,482

Net loss per share:
Basic and diluted net loss per share	$(.08)	$(1.06)	$(.59)

Outstanding common stock options and warrants not included in the computation of diluted net loss per share totaled 3,327,000, 3,124,000 and 4,413,000, respectively, for the years ended March 31, 2009, 2008 and 2007 as their effect would be antidilutive.
Note 15. Income Taxes.
Adoption of FASB Interpretation No. 48. On April 1, 2007 we adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 requires that we recognize in the consolidated financial statements the impact of a tax position that is more likely than not to be sustained upon examination based on the technical merits of the position. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of each tax position taken or expected to be taken in a tax return. Under FIN 48, a company can recognize the benefit of an income tax position only if it is more likely than not (greater than 50%) that the tax position will be sustained upon tax examination, based solely on the technical merits of the tax position. Otherwise, no benefit can be recognized. The tax benefits recognized are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Additionally, companies are required to accrue interest and related penalties, if applicable, on all tax exposures for which reserves have been established consistent with jurisdictional tax laws.
We do not believe that we have included any “uncertain tax positions” in our Federal income tax return or any of the state income tax returns we are currently filing. We have made an evaluation of the potential impact of additional state taxes being assessed by jurisdictions in which we not currently consider ourselves liable. We do not anticipate that such additional taxes, if any, would result in a material change to our financial position. Upon adoption of FIN 48, we recorded an increase of $69,000 to accumulated deficit and income taxes payable at April 1, 2007 to provide for the additional state tax liabilities and interest. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at March 31, 2008	$106
Additions based on current year tax positions	17
Additions for prior year tax positions	—
Reductions related to lapse of statute of limitations	(18)

Balance at March 31, 2009	$105

If recognized, the entire amount of unrecognized tax benefits would be recorded as a reduction in income tax expense. The amount accrued for payment of interest as of March 31, 2009 and 2008 was $17,000 and $16,000, respectively. We do not expect the total amount of unrecognized tax benefits to significantly increase or decrease within the next twelve months.

Image Entertainment, Inc.	87

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We file income tax returns in the U.S. Federal jurisdiction and various state and foreign jurisdictions. Tax years ended on or after March 31, 2006 remain open to examination by federal authorities. Tax years ended on or after March 31, 2005 remain open to examination by state authorities. We classify any interest and penalties related to income taxes assessed by a jurisdiction as part of income tax expense. Interest and penalties were immaterial during fiscal 2009 and 2008.
Valuation of Deferred Income Taxes
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We must assess the likelihood that our deferred tax assets will be recovered from future taxable income, and to the extent that it is more likely than not that such deferred tax assets will not be realized, we must establish a valuation allowance. The establishment, or increase, of a valuation allowance increases income tax expense for such year. We have a valuation allowance against 100% of our net deferred tax assets, which are composed primarily of net operating loss (NOL) carryforwards. Even though we have fully reserved these net deferred tax assets for book purposes, we would still be able to utilize them to reduce future income taxes payable should we have future earnings. To the extent such deferred tax assets relate to NOL carryforwards, the ability to use such NOLs against future earnings will be subject to applicable carryforward periods. As of March 31, 2009, we had NOL carryforwards for Federal and state tax purposes of $34.9 million and $18.5 million, respectively, which are available to offset taxable income through 2029. There may be limitations in the utilization of our NOL carryforwards subsequent to a potential change in ownership.
Income tax expense (benefit) for the years ended March 31, 2009, 2008 and 2007, are summarized as follows:

(In thousands)	2009	2008	2007
Current
Federal	$—	$—	$(22)
State	36	34	30
Foreign	3	8	35

	39	42	43

Deferred
Federal	—	—	—
State	—	—	—

	—	—	—

Total Tax Expense	$39	$42	$43

The tax effects of temporary differences that give rise to a significant portion of the net deferred tax assets at March 31, 2009 and 2008, are presented below:

(In thousands)	2009	2008
Deferred tax assets:
Provision for lower of cost or market inventory write downs	$3,426	$2,938
Net operating loss carryforwards	12,909	11,844
Allowance for sales returns	2,198	1,822
Allowance for doubtful accounts receivable	64	99
Unrealized gain/loss	79	229
Legal settlement accrual	213	183
Tax credits	708	980
Write down of royalty and distribution fee advances	91	246
Other	17	1,024

Deferred tax assets	19,705	19,365
Less valuation allowance	(19,387)	(19,033)

Deferred tax assets	318	332

Deferred tax liabilities:
Depreciation and amortization	(124)	(314)
Other	(194)	(18)

Deferred tax liabilities	(318)	(332)

Net deferred tax assets	$—	$—

88	Image Entertainment, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Expected income tax expense (benefit) based on Federal statutory rates for the three years ended March 31, 2009, differed from actual income tax expense (benefit) as follows:

(In thousands, except per share data)	2009	2008	2007
Expected income tax benefit	$(600)	$(7,823)	$(4,273)
State income tax benefit, net of Federal benefit	(54)	(1,190)	(188)
Change in valuation allowance	354	8,999	4,043
Non-deductible expenses	61	62	49
Provision to Return Adjustments	240	—	—
Other	38	(6)	412

	$39	$42	$43

Note 16. Other Items — Statements of Operations.
Other Income (Expense)
Other income (expense), net for fiscal 2009 includes:
•	$2.0 million pursuant to a settlement agreement and mutual release relating to the BTP Merger Agreement and related Distribution Agreement.

•	$1.0 million in non-refundable consideration for an extension of the closing date of a merger agreement subsequently terminated in April 2009.

•	$2.4 million pursuant to the termination of an agreement with a content supplier.

•	($209,000) in noncash expense resulting from the change in fair value of a warrant and embedded derivatives.
Other income for fiscal 2008 was immaterial and was zero in fiscal 2007.
Fourth Quarter Adjustments
Fiscal 2009. During the fourth quarter, as a result of a further contraction in the DVD and CD marketplace, due in part to the weakened economy as well as the maturation of the physical media marketplace and the related re-evaluation of our ultimate revenues, we recorded an additional charge to cost of sales totaling $4.8 million The charge represented accelerated amortization and fair value write downs of our film costs, including inventories ($1.5 million) and advance royalties and distribution fees ($3.3 million). See “Note 4. Film Cost Accelerated Amortization and Fair Value Write-downs.”
In February 2009, we laid of 14 employees as part of a cost reduction plan. The total severance charges totaled $439,000 and were recorded as general and administrative expenses.
In March 2009, our former President departed. At March 31, 2009, we accrued for the related severance. The charge totaled $499,000 and was recorded to general and administrative expenses.
Lastly, during the fourth quarter of fiscal 2009, we recorded a net $400,000 in noncash income for a change in the fair value of embedded derivatives within our convertible note payable, partially offset by a change in the fair value of the warrant liability.
Fiscal 2008. During the fourth quarter, as a result of the maturation of the DVD marketplace and the related re-evaluation of our ultimate revenues, we recorded an additional charge to cost of sales totaling $10.4 million The charge represented accelerated amortization and fair value write downs of our film costs, including inventories ($3.2 million) and advance royalties and distribution fees ($7.2 million). See “Note 4. Film Cost Accelerated Amortization and Fair Value Write-downs.”
Additionally, during the fourth quarter of fiscal 2008, we accrued for the retirement package plus related employer taxes granted to our former Chief Executive Officer as well as other severance. Our former Chief Executive Officer resigned at the end of fiscal 2008. Two other employees also left our employ at the end of fiscal 2008. The charges, totaling $979,000, were recorded to general and administrative expenses.

Image Entertainment, Inc.	89

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Lastly, during the fourth quarter of fiscal 2008, we recorded a $599,000 net charge for a change in the fair value of embedded derivatives within our convertible note payable, partially offset by a change in the fair value of the warrant liability.
Fiscal 2007. In May 2007, our content provider, Source Entertainment, filed for bankruptcy protection. During the fourth quarter of fiscal 2007, we recognized an impairment loss equal to the difference between the present value of expected profits to be recognized on Source-branded titles that we expected to release in the future and the net book value of assets related to the exclusive distribution agreement. The write-down totaled $2.2 million and was recorded as a component of cost of sales in fiscal 2007.
MTS Incorporated and its subsidiaries and divisions, including Tower Records (Tower), an independent music and entertainment retailer announced on August 20, 2006 its intent to sell the company through a process under Section 363 of the Bankruptcy Code. We recorded a net bad debt charge of approximately $432,000 to general and administrative expenses in the fourth quarter of fiscal 2007.
Note 17. Fiscal 2008 Fulfillment Services Agreement, Closure of Las Vegas Facility and Lease Termination.
On March 29, 2007, we entered into an agreement with our exclusive DVD manufacturer, Arvato, which provided for Arvato to also serve as our exclusive provider of warehousing and distribution services. We successfully integrated Arvato’s logistics and warehouse management systems with our order management and inventory control software, as well as successfully transitioned all of our warehousing and distribution services to the Arvato facility in Pleasant Prairie, Wisconsin during the second quarter of fiscal 2008.
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
Our decision to engage Arvato to take over our warehousing and distribution operations, and accordingly close our Las Vegas warehouse and distribution facility, ultimately resulted in much of our warehouse and distribution equipment being abandoned before the end of its previously estimated useful life. We used our warehouse assets to store and distribute our products until the transfer of inventories to Arvato was completed on July 31, 2007. In accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” depreciation and amortization estimates were revised to reflect the use of the assets over their shortened useful lives. We classified the accelerated depreciation expense associated with the abandoned assets, totaling $400,000 for the fiscal year ended March 31, 2008, as a component of general and administrative expenses in the accompanying consolidated statements of operations.
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
The following table reconciles the liability for restructuring costs at March 31, 2007 to the liability at March 31, 2008:

90	Image Entertainment, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)
Beginning liability at March 31, 2007	$—
Costs charged to expense during the fiscal year ended March 31, 2008	612
Costs paid or otherwise settled during the fiscal 2008 period	(612)

Ending liability at March 31, 2008	$—

Note 18. Related Party Consulting Agreement.
On April 1, 2009, we entered into a consulting agreement (Consulting Agreement) with EIM Capital Management, Inc. (EIM). EIM is wholly-owned and managed by Mr. Martin W. Greenwald, who is Chairman of our Board of Directors (Board). Under the Consulting Agreement, EIM will receives a monthly fee of $35,000 in return for the following strategic consulting services provided by Mr. Greenwald on a non-exclusive basis: (i) creation of a conduit and exchange of ideas between management and the Board to reposition Image’s access to additional capital; (ii) identification of opportunities to reduce our expenditures; (iii) identification of opportunities to create additional revenue; and (iv) collaboration with our President and Chief Operating Officer to streamline Image’s operations, raise efficiency and lower overall costs to Image. In addition to payment of a monthly fee, we will reimburse Mr. Greenwald for out-of-pocket expenses reasonably incurred in connection with Mr. Greenwald’s services to Image. However, any single expense of $500 or more or travel expenses over $1,000 must be pre-approved in writing by Image’s President. Mr. Greenwald had use of an Image paid for car until May 31, 2009.
The term of the Consulting Agreement ends July 31, 2009, but is subject to the Compensation Committee of the Board’s option to extend the Consulting Agreement on a month-to-month basis with thirty (30) days prior written notice to Mr. Greenwald. Mr. Greenwald and the Company have the right to terminate the Consulting Agreement upon thirty (30) days prior written notice following a Change in Control in the Company, as such term is defined in the Consulting Agreement. Mr. Greenwald has agreed to keep confidential certain non-public information relating to the Company, its business, vendors, customers and/or suppliers.
Note 19. Employee Benefit Plan.
We have a 401(k) savings plan covering substantially all of our employees. Eligible employees may contribute through payroll deductions. We match employees’ contributions at the rate of 50% of the first 4% of salary contributed. Our 401(k) savings plan matching expenses for fiscal 2009, 2008 and 2007 were $179,000, $143,000 and $153,000, respectively.
Note 20. Segment Information.
In accordance with the requirements of SFAS No. 131, “Disclosures about Segments of and Enterprises and Related Information,” selected financial information regarding our reportable business segments, domestic, digital and international, are presented below. Our domestic segment primarily consists of acquisition, production and distribution of exclusive DVD content in North America and exploitation of North American broadcast rights. Our digital segment consists of revenues generated by digital distribution of our exclusive content via video on demand, streaming video and downloading. Our international segment includes international video sublicensing of all formats and exploitation of broadcast rights outside of North America.
Prior to fiscal 2008, we included revenues and expenses generated by digital distribution within our domestic segment. Beginning in fiscal 2008, we have reflected our digital financial results as a separate segment. Additionally, prior to fiscal 2008, worldwide broadcast revenues were included as a component of the international segment. Also beginning in fiscal 2008, we have included the financial results of revenues generated by exploitation of our North American broadcast and non-theatrical rights as a component of the domestic segment and exploitation outside of North America as a component of our international segment. Accordingly, we have reclassified the results for fiscal 2007 to reflect the change in the composition of our segments. All digital and broadcast financial results for fiscal 2007 have been conformed to the fiscal 2008 and 2009 presentation.
Management currently evaluates segment performance based primarily on net revenues, operation costs and expenses and loss before income taxes. Interest income and expense is evaluated on a consolidated basis and is not allocated to our business segments.

Image Entertainment, Inc.	91

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Year Ended March 31, 2009:

	2009
(In thousands)	Domestic	Digital	International	Consolidated
Net revenues	$124,410	$4,198	$2,083	$130,691
Operating costs and expenses	128,507	3,437	2,397	134,341

Earnings (loss) from operations	(4,097)	761	(314)	(3,650)
Other (income)	(1,885)	—	—	(1,885)

Earnings (loss) before income taxes	$(2,212)	$761	$(314)	$(1,765)

For the Year Ended March 31, 2008:

	2008
(In thousands)	Domestic	Digital	International	Consolidated
Net revenues	$91,806	$2,148	$1,864	$95,818
Operating costs and expenses	111,679	1,839	1,970	115,488

Earnings (loss) from operations	(19,873)	309	(106)	(19,670)
Other expense	3,341	—	—	3,341

Earnings (loss) before income taxes	$(23,214)	$309	$(106)	$(23,011)

For the Year Ended March 31, 2007:

	2007
(In thousands)	Domestic	Digital	International	Consolidated
Net revenues	$95,863	$1,214	$2,674	$99,751
Operating costs and expenses	106,259	1,374	2,252	109,885

Earnings (loss) from operations	(10,396)	(160)	422	(10,134)
Other expense	2,434	—	—	2,434

Earnings (loss) before income taxes	$(12,830)	$(160)	$422	$(12,568)

	As of March 31,
(In thousands)	2009	2008	2007
Total assets:
Domestic	$83,188	$83,240	$88,497
Digital	800	282	443
International	725	848	771

Consolidated total assets	$84,713	$84,370	$89,711

92	Image Entertainment, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 21. Quarterly Financial Data. (Unaudited)
Summarized quarterly consolidated financial data for fiscal 2009 and 2008 is as follows:

	Quarter Ended
	June 30,		September 30,		December 31,		March 31,
(In thousands, except per share data)	2008	2007	2008	2007	2008	2007	2009	2008

Net revenues	$32,577	$20,878	$32,389	$21,633	$39,156	$27,343	$26,569	$25,964
Earnings (loss) before income tax	1,714	(2,577)	(421)	(3,667)	318	(2,045)	(3,376)[2]	(14,722)[3]
Net earnings (loss)	$1,696	$(2,599)	$(465)	$(3,683)	$304	$(2,052)	$(3,379)	$(14,719)
Net earnings (loss) per share[1] — Basic and diluted	$.08	$(.12)	$(.02)	$(.17)	$.01	$(.09)	$(.15)	$(.68)
Weighted average common shares used in computation of net loss per share:
Basic	21,856	21,696	21,856	21,739	21,856	21,740	21,856	21,750
Diluted	21,856	21,696	21,856	21,739	21,947	21,740	21,856	21,750

[1]	Net loss per share is computed independently for each of the quarters represented in accordance with SFAS No. 128. Therefore, the sum of the quarterly net loss per share may not equal the total computed for the fiscal year or any cumulative interim period.

[2]	Includes (i) a $4.8 million fourth quarter charge in accelerated amortization and fair value write down of film assets primarily related to the continuing contraction of the DVD marketplace and related contraction in available shelf space for previously released programming, (ii) $1.2 million in legal, investment banking and other expenses associated with negotiations and the eventual termination of the proposed merger agreement between us and Nyx and the related disputes associated with the terminated merger agreement with BTP Acquisition Company, LLC, (iii) a $499,000 charge for the value of the severance granted to our former President who left our employ in March 2009, (iv) a $439,000 net charge for severance related to our February 2009 cost reduction plan, (v) $1.0 million in other income representing non-refundable consideration for an extension of the closing date of a merger agreement subsequently terminated in April 2009, (vi) $1.6 million other income received pursuant to the termination of an agreement with a content supplier and (vii) $400,000 in noncash income for the change in the fair value of the warrant liability and the embedded derivatives within our convertible note payable.

[3]	Includes (i) a $10.4 million fourth quarter charge in accelerated amortization and fair value write down of film assets primarily related to the maturation of the DVD marketplace and related contraction in available shelf space for previously released programming, (ii) $610,000 in legal, investment banking and other expenses associated with negotiations, related disputes and the eventual termination of the proposed merger agreement between us and BTP, (iii) a $979,000 charge for the value of the retirement package to our former Chief Executive Officer, who resigned and the severance commitment for two employees who left our employ at March 31, 2008 and (iv) a $599,000 net charge for the change in the fair value of the warrant liability and the embedded derivatives within our convertible note payable.

Image Entertainment, Inc.	93

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A(T). CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions,, as appropriate to allow timely decisions regarding required disclosure. We periodically review the design and effectiveness of our disclosure controls and internal control over financial reporting. We make modifications to improve the design and effectiveness of our disclosure controls and internal control structure, and may take other corrective action, if our reviews identify a need for such modifications or actions.
As of the end of the period covered by this Annual Report, we evaluated, under the supervision and with the participation of our President and Chief Financial Officer, the effectiveness of our disclosure controls and procedures. Based on that evaluation, our President and Chief Financial Officer has concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report.
Internal Control Over Financial Reporting
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting for our company. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with United States generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that:
•	concern the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

•	provide reasonable assurance that (a) transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and (b) that our receipts and expenditures are being recorded and made only in accordance with management’s authorizations; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets.
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
Management conducted an evaluation of the effectiveness of our internal control over financial reporting at March 31, 2009. In conducting this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on that evaluation under those criteria, management concluded that, at March 31, 2009, our internal control over financial reporting was effective.

94	Image Entertainment, Inc.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.
Changes in Internal Control over Financial Reporting
As required by Rule 13a-15(d) of the Exchange Act, we have evaluated, under the supervision and with the participation of our President and Chief Financial Officer, whether any changes occurred to our internal control over financial reporting during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there have been no such changes during our fourth fiscal quarter.
ITEM 9B. OTHER INFORMATION
None.

Image Entertainment, Inc.	95

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item is incorporated herein by reference to our definitive Proxy Statement to be filed with the SEC on or before July 29, 2009 pursuant to Regulation 14A for our 2009 Annual Meeting of Stockholders.
We have a Code of Ethics Policy that applies to all of our employees, including our principal executive officer, principal financial officer and principal accounting officer, and a Code of Conduct that applies to our directors, officers and employees. We have posted the Code of Ethics Policy and the Code of Conduct under the menu “Investors—Corporate Governance” on our Web site at www.image-entertainment.com. If we waive any material portion of our Code of Ethics Policy that applies to our principal executive officer, principal financial officer or principal accounting officer or amend the Code of Ethics Policy (other than technical, administrative or other non-substantive amendments), we will disclose that fact on our website at www.image-entertainment.com within four business days.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item is incorporated herein by reference to our definitive Proxy Statement to be filed with the SEC on or before July 29, 2009 pursuant to Regulation 14A for our 2009 Annual Meeting of Stockholders.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated herein by reference to our definitive Proxy Statement to be filed with the SEC on or before July 29, 2009 pursuant to Regulation 14A for our 2009 Annual Meeting of Stockholders.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated herein by reference to our definitive Proxy Statement to be filed with the SEC on or before July 29, 2009 pursuant to Regulation 14A for our 2009 Annual Meeting of Stockholders.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is incorporated herein by reference to our definitive Proxy Statement to be filed with the SEC on or before July 29, 2009 pursuant to Regulation 14A for our 2009 Annual Meeting of Stockholders.

96	Image Entertainment, Inc.

PART IV
Item 15. Exhibits And Financial Statement Schedules
(a)	The following documents are filed as a part of this report:

Page
1.	Financial Statements.

	Report of Independent Registered Public Accounting Firm	[61]

	Consolidated Balance Sheets as of March 31, 2009 and 2008	[62]

	Consolidated Statements of Operations for the years ended March 31, 2009, 2008 and 2007	[64]

	Consolidated Statements of Stockholders’ Equity and Comprehensive Loss for the years ended March 31, 2009, 2008 and 2007	[65]

	Consolidated Statements of Cash Flows for the years ended March 31, 2009, 2008 and 2007	[66]

	Notes to Consolidated Financial Statements	[69]

2.	Financial Statement Schedule:

	Schedule I — Valuation and Qualifying Accounts	[101]
(b)	Exhibits.

2.1	Amended and Restated Agreement and Plan of Merger, dated as of June 27, 2007, among BTP Acquisition Company, LLC, IEAC, Inc. and Image Entertainment, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File No. 000-11071) filed on dated July 2, 2007).

2.2	Agreement and Plan of Merger, dated as of November 20, 2008, among Nyx Acquisitions, Inc., The Conceived Group, Inc., and Image Entertainment, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File No. 000-11071) filed on November 21, 2008).

2.2(a)	First Amendment to Agreement and Plan of Merger, dated February 27, 2009, among Nyx Acquisitions, Inc., The Conceived Group, Inc., and Image Entertainment, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File No. 000-11071) filed on March 4, 2009).

2.2(b)	Second Amendment to Agreement and Plan of Merger, dated March 24, 2009, among Nyx Acquisitions, Inc., The Conceived Group, Inc., and Image Entertainment, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File No. 000-11071) filed on March 25, 2009).

2.2(c)	Third Amendment to Agreement and Plan of Merger, dated April 8, 2009, among Nyx Acquisitions, Inc., The Conceived Group, Inc., and Image Entertainment, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File No. 000-11071) filed on April 10, 2009).

2.2(d)	Fourth Amendment to Agreement and Plan of Merger, dated April 14, 2009, among Nyx Acquisitions, Inc., The Conceived Group, Inc., and Image Entertainment, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File No. 000-11071) filed on April 17, 2009).

3.1*	Certificate of Incorporation of Registrant.

Image Entertainment, Inc.	97

3.2	Certificate of Designation of Series A Junior Participating Preferred Stock (incorporated herein by reference to Exhibit A to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K/A (File No. 000-11071) filed with on November 2, 2005).

3.3	Bylaws of Registrant (incorporated by reference to Exhibit C to Appendix B to the Registrant’s definitive proxy statement on Schedule 14A (File No. 000-11071) filed on July 27, 2005).

4.1	Specimen Common Stock certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-3 (File No. 333-138701) filed on November 14, 2006).

4.2	Rights Agreement dated as of October 31, 2005, by and between Image Entertainment, Inc. and Computershare Trust Company, Inc. (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K/A (File No. 000-11071) filed on November 2, 2005).

4.2(a)	Amendment No. 1 to Rights Agreement, dated as of March 29, 2007, by and between Image Entertainment, Inc. and Computershare Trust Company, N.A., as Rights Agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 000-11071) filed on April 2, 2007).

4.2(b)	Amendment No. 2 to Rights Agreement, dated as of June 25, 2007, by and between Image Entertainment, Inc. and Computershare Trust Company, N.A., as Rights Agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 000-11071) filed on July 2, 2007).

4.2(c)	Amendment No. 3 to Rights Agreement, dated as of February 2, 2008, by and between Image Entertainment, Inc. and Computershare Trust Company, N.A., as Rights Agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 000-11071) filed on February 6, 2008).

4.2(d)	Amendment No. 4 to Rights Agreement, dated as of November 20, 2008, between Image Entertainment, Inc. and Computershare Trust Company, N.A., as Rights Agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 000-11071) filed on November 21, 2008).

4.3	Securities Purchase Agreement, dated as of August 30, 2006, between Image Entertainment, Inc. and the buyers named therein (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-11071) filed on August 31, 2006).

4.4	Registration Rights Agreement, dated as of August 30, 2006, between Image Entertainment, Inc. and the buyers named therein (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 000-11071) filed on August 31, 2006).

4.5	Form of Senior Convertible Note (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 000-11071) filed on August 31, 2006).

4.6	Form of Warrant (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 000-11071) filed on August 31, 2006).

4.7	Amendment and Exchange Agreement, dated November 10, 2006, by and between Image Entertainment, Inc. and Portside Growth and Opportunity Fund (incorporated by reference to Exhibit 4.6 to the Registrant’s Registration Statement on Form S-3 (No. 333-138701) filed on November 14, 2006).

4.8	Warrant Issued Pursuant to Amendment and Exchange Agreement (incorporated by reference to Exhibit 4.7 to the Registrant’s Registration Statement on Form S-3 (No. 333-138701) filed on November 14, 2006).

98	Image Entertainment, Inc.

4.9	Warrant, dated March 24, 2003, between Image Entertainment, Inc. and Image Investors Co. (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K (File No. 000-11071) filed on March 26, 2003).

4.10	Form of Purchase Agreement, dated December 20, 2004, between Image Entertainment, Inc. and the purchasers named therein (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K (File No. 000-11071) filed on December 21, 2004).

4.11	Form of Warrant, dated December 20, 2004 (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K (File No. 000-11071) filed on December 21, 2004).

10.1†	Employment Letter Agreement, dated as of April 1, 2008, between Image Entertainment, Inc. and David Borshell (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-11071) filed on April 11, 2008).

10.1(a)†	Amendment to Employment Letter Agreement, dated as of December 22, 2008, between Image Entertainment, Inc. and David Borshell (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-11071) filed on December 29, 2008).

10.2†	Employment Letter Agreement, dated as of April 1, 2008, between Image Entertainment, Inc. and Jeff M. Framer (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 000-11071) filed on April 11, 2008).

10.2(a)†	Amendment to Employment Letter Agreement, dated as of December 22, 2008, between Image Entertainment, Inc. and Jeff Framer (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 000-11071) filed on December 29, 2008).

10.3†	Employment Agreement, dated as of March 31, 2009, between Image Entertainment, Inc. and Jeff M. Framer (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-11071) filed on April 10, 2009).

10.4†	Employment Letter Agreement, dated as of April 1, 2008, between Image Entertainment, Inc. and Bill Bromiley (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 000-11071) filed on April 11, 2008).

10.4(a)†	Amendment to Employment Letter Agreement, dated as of December 22, 2008, between Image Entertainment, Inc. and Bill Bromiley (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 000-11071) filed on December 29, 2008).

10.5†	Employment Agreement, dated as of March 31, 2009, between Image Entertainment, Inc. and Bill Bromiley (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 000-11071) filed on April 10, 2009).

10.6†	Employment Letter Agreement, dated as of April 1, 2008, between Image Entertainment, Inc. and Derek Eiberg (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 000-11071) filed on April 11, 2008).

10.6(a)†	Amendment to Employment Letter Agreement, dated as of December 22, 2008, between Image Entertainment, Inc. and Derek Eiberg (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 000-11071) filed on December 29, 2008).

10.7†	Employment Agreement, dated as of March 31, 2009, between Image Entertainment, Inc. and Derek Eiberg (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 000-11071) filed on April 10, 2009).

Image Entertainment, Inc.	99

10.8†	Image Entertainment, Inc. 2004 Incentive Compensation Plan (incorporated by reference to Exhibit A to the Registrant’s Definitive Proxy Statement on Form DEF 14A (File No. 000-11071) filed on July 29, 2004).

10.9†	Egami Media, Inc. 2005 Incentive Compensation Plan (incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K (File No. 000-11071) filed on June 17, 2005).

10.10†	Form of Indemnification Agreement, between the Registrant and its directors and officers (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-11071) filed on October 24, 2005).

10.11†	Form of Stock Unit Award Grant Notice and Agreement for the Image Entertainment, Inc. 2004 Incentive Compensation Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-11071) filed on February 14, 2007).

10.12†	Form of Option Agreement Amendment (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-11071) filed on March 31, 2006).

10.13†*	Image Entertainment, Inc. 2008 Stock Awards and Incentive Plan (as amended and restated on May 1, 2009).

10.14†*	Form of Nonqualified Stock Option Agreement for the Image Entertainment, Inc. 2008 Stock Awards and Incentive Plan.

10.15†*	Form of Incentive Stock Option Agreement for the Image Entertainment, Inc. 2008 Stock Awards and Incentive Plan.

10.16	Loan and Security Agreement, dated as of May 4, 2007, by and between Wachovia Capital Finance Corporation (Western) and Image Entertainment, Inc., as Administrative Borrower, Egami Media, Inc., Image Entertainment (Uk), Inc. and Home Vision Entertainment, Inc., as Guarantors, and the Lenders named therein (incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K (File No. 000-11071) filed on June 29, 2007).

10.16(a)	First Amendment to Loan and Security Agreement, dated as of April 28, 2008, by and between Wachovia Capital Finance Corporation (Western) and Image Entertainment, Inc. (incorporated by reference to Exhibit 10.25(a) to the Registrant’s Annual Report on Form 10-K (File No. 000-11071) filed on June 30, 2008).

10.16(b)	Second Amendment to Loan and Security Agreement, dated as of June 23, 2009, between Wachovia Capital Finance Corporation (Western), Image Entertainment, Inc., Egami Media, Inc. and Image Entertainment (UK), Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-11071) filed on June 25, 2009).

10.17†	Settlement Agreement and Release of Claims, dated as of March 18, 2008, by and between Image Entertainment, Inc. and Jeffrey Fink (incorporated by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K (File No. 000-11071) filed on June 30, 2008).

10.18†	Separation Agreement and General Release of All Claims, dated as of May 15, 2008, by and between Image Entertainment, Inc. and Martin W. Greenwald (incorporated by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K (File No. 000-11071) filed on June 30, 2008).

10.19▲	Settlement Agreement and Mutual Release, dated as of June 24, 2008, by and between Image Entertainment, Inc. and CT1 Holdings, LLC, Capitol Films US, LLC, ThinkFilm, LLC, BTP Acquisition Company, LLC, IEAC, Inc. R2D2, LLC and David Bergstein (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-11071) filed on June 30, 2008).

100	Image Entertainment, Inc.

10.20	Consulting Agreement, dated as of April 1, 2009, by and between Image Entertainment, Inc. and EIM Capital Management, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-11071) filed on April 3, 2009).

10.21†*	Waiver and Release Agreement, dated as of June 11, 2009, by and between Image Entertainment, Inc. and David Borshell.

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of BDO Seidman LLP, Independent Registered Public Accounting Firm.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of President and Chief Financial Officer.

32.1*	Section 1350 Certification of President and Chief Financial Officer.

99.1	Notice of termination of the Amended and Restated Agreement and Plan of Merger, dated as of June 27, 2007, by and among Image Entertainment, Inc., BTP Acquisition Company, LLC and IEAC, Inc., sent by the Registrant on February 5, 2008 (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K (File No. 000-11071) filed on February 6, 2008).

99.2	Notice of payment, pursuant to the Irrevocable Trust Instructions, dated as of January 14, 2008, by and among Image Entertainment, Inc., BTP Acquisition Company, LLC and Manatt, Phelps & Phillips, LLP, sent by the Registrant on February 5, 2008 (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K (File No. 000-11071) filed on February 6, 2008).

99.3	Notice of termination of the Agreement and Plan of Merger, among Nyx Acquisitions, Inc., The Conceived Group, Inc., and Image Entertainment, Inc., sent by the Registrant on April 17, 2009 (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K (File No. 000-11071) filed on April 23, 2009).

*	Filed herewith.

†	Management contract or compensatory plan or arrangement.

▲	Certain information in this exhibit has been omitted and filed separately with the SEC pursuant to a confidential treatment request that has been granted by the SEC.

Image Entertainment, Inc.	101

SCHEDULE II
— Valuation and Qualifying Accounts —
For the Years Ended March 31, 2009, 2008 and 2007

	Allowance for Doubtful Accounts
		Additions Charged
	Balance at	to Costs and		Balance at
(In thousands)	Beginning of Year	Expenses	Amounts Written-Off	End of Year
For the Year Ended March 31, 2009:	$239	$(51)	$(23)	$165

For the Year Ended March 31, 2008:	$133	$152	$(46)	$239

For the Year Ended March 31, 2007:	$177	$476	$(520)	$133

	Allowance for Sales Returns
		Additions Charged
	Balance at	to Costs and		Balance at
(In thousands)	Beginning of Year	Expenses	Amounts Written-Off	End of Year
For the Year Ended March 31, 2009:	$8,309	$31,757	$(30,014)	$10,052

For the Year Ended March 31, 2008:	$8,823	$28,427	$(28,941)	$8,309

For the Year Ended March 31, 2007:	$8,995	$28,719	$(28,891)	$8,823

	Allowance for Deferred Tax Assets
	Balance at			Balance at
(In thousands)	Beginning of Year	Additions	Deletions	End of Year
For the Year Ended March 31, 2009:	$19,033	$348	$—	$19,381

For the Year Ended March 31, 2008:	$10,034	$8,999	$—	$19,033

For the Year Ended March 31, 2007:	$5,991	$4,043	$—	$10,034

Reconciliation to Consolidated Balance Sheets

	At March 31,
(In thousands)	2009	2008
Allowance for Doubtful Accounts:
Balance at End of Year	$165	$239
Allowance for Sales Returns:
Balance at End of Year	10,052	8,309

Allowances	$10,217	$8,548

102	Image Entertainment, Inc.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMAGE ENTERTAINMENT, INC. A Delaware corporation
Dated: June 29, 2009	/s/ JEFF M. FRAMER
JEFF M. FRAMER
President and Chief Financial Officer (Principal Executive, Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: June 29, 2009	/s/ JEFF M. FRAMER
JEFF M. FRAMER
President and Chief Financial Officer (Principal Executive, Financial and Accounting Officer)

Dated: June 29, 2009	/s/ MARTIN W. GREENWALD
MARTIN W. GREENWALD
Chairman of the Board and Director

Dated: June 29, 2009	/s/ DAVID CORIAT
DAVID CORIAT
Director

Dated: June 29, 2009	/s/ IRA EPSTEIN
IRA EPSTEIN
Director

Dated: June 29, 2009	/s/ GARY HABER
GARY HABER
Director

Dated: June 29, 2009	/s/ M. TREVENEN HUXLEY
M. TREVENEN HUXLEY
Director

Dated: June 29, 2009	/s/ ROBERT J. MCCLOSKEY
ROBERT J. MCCLOSKEY
Director

Image Entertainment, Inc.	103

EXHIBITS INDEX
3.1	Certificate of Incorporation of Registrant.

10.13†	Image Entertainment, Inc. 2008 Stock Awards and Incentive Plan (as amended and restated on May 1, 2009).

10.14†	Form of Nonqualified Stock Option Agreement for the Image Entertainment, Inc. 2008 Stock Awards and Incentive Plan.

10.15†	Form of Incentive Stock Option Agreement for the Image Entertainment, Inc. 2008 Stock Awards and Incentive Plan.

10.21†	Waiver and Release Agreement, dated as of June 11, 2009, by and between Image Entertainment, Inc. and David Borshell.

21.1	Subsidiaries of the Registrant.

23.1	Consent of BDO Seidman LLP, Independent Registered Public Accounting Firm.

31.1	Rule 13a-14(a)/15d-14(a) Certification of President and Chief Financial Officer.

32.1	Section 1350 Certification of President and Chief Financial Officer.

†	Management contract or compensatory plan or arrangement.

104	Image Entertainment, Inc.