Form 10-K/A
period 2009-03-31
IMAGE ENTERTAINMENT INC
filed 2009-07-29
CIK 216324

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

Large accelerated filer ☐	Accelerated filer ☐	Non- accelerated filer ☐	Smaller reporting company ☑
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
The number of shares outstanding of the registrant’s common stock as of July 13, 2009: 21,855,718
DOCUMENTS INCORPORATED BY REFERENCE
None.

IMAGE ENTERTAINMENT, INC.
Annual Report on Form 10-K/A (Amendment No. 1)
For The Fiscal Year Ended March 31, 2009

Explanatory Note
Image Entertainment, Inc. (“we,” “us,” “our,” the “Company,” or “Image”) is filing this Amendment No. 1 (this “Amendment”) on Form 10-K/A to amend its Annual Report on Form 10-K for the fiscal year ended March 31, 2009, as filed with the Securities and Exchange Commission (“SEC”) on June 29, 2009 (the “2009 Form 10-K”), for purposes of including the information that was to be incorporated by reference to its definitive proxy statement relating to its 2009 Annual Meeting of Stockholders. This Amendment hereby amends Part III, Items 10 through 14. We are also including as exhibits the certifications required under Section 302 of the Sarbanes-Oxley Act of 2002.
Form 10-K General Instruction G(3) requires the information contained herein be included in the Form 10-K filing or incorporated by reference from our definitive Proxy Statement if such statement is filed no later than 120 days after our last fiscal year end. We do not expect to file a definitive Proxy Statement containing the above referenced items within such 120-day period and therefore the Part III information is filed hereby as an amendment to our 2009 Form 10-K.
Except as otherwise expressly stated herein, this Amendment does not reflect events occurring after the date of the 2009 Form 10-K, nor does it modify or update the disclosure contained in the 2009 Form 10-K in any way other than as required to reflect the amendments discussed above and reflected below. Accordingly, this Amendment should be read in conjunction with the 2009 Form 10-K and Image’s other filings made with the SEC on or subsequent to June 29, 2009.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Board Composition
As of July 29, 2009, our board of directors (“Board”) was comprised of six members, divided into three classes as set forth in the table below. Each director holds office for a three-year term, until a successor is duly elected and qualified or until his earlier death, resignation or removal from office. The directors were elected into the classes below at the 2006 Annual Meeting and served for an initial term of one year for Class I directors, two years for Class II directors and three years for Class III directors. The Class I directors will be up for election at the 2010 Annual Meeting, the Class II directors will be up for election at the 2011 Annual Meeting and the Class III directors will be up for election at the 2009 Annual Meeting.

	Director		Principal Occupation and Business Experience During Past Five Years and Other
Name	Class	Age	Directorships
Martin W. Greenwald	III	67	Mr. Greenwald has served as our Chairman of the Board since 1981. From 1981 to March 2008, Mr. Greenwald also served as President and Chief Executive Officer. He owns and is currently managing EIM Capital Management, Inc., which provides consulting services to clients, including Image. Mr. Greenwald was previously involved with the Digital Video Disc Group (now known as the Digital Entertainment Group), and previously chaired the Laserdisc Association/Optical Video Disc Association. He has been a guest lecturer at the USC Marshall School of Business and UCLA Anderson School of Management, and has been a guest speaker or panelist at numerous home video entertainment events. From 1990 to 1998, Mr. Greenwald served on the board of directors of The Entertainment Industry Foundation. He has been honored with the Visionary Award from the Entertainment AIDS Alliance, has served as director of the Permanent Charities Committee of the Entertainment Industries, and is an active supporter of Cedars Sinai Hospital’s United Hostesses Charities and Didi Hirsch Community Mental Health Centers. Mr. Greenwald is a graduate of Fairleigh Dickinson University.
David Coriat	II	59	Mr. Coriat has served as a member of our Board since 2005. Since 1986, Mr. Coriat has served as Executive Vice President, Chief Financial Officer and director of Slaight Communications Inc. (formerly Standard Broadcasting Corporation Limited), the largest privately-owned multi-media company in Canada, prior to the sale of its broadcasting assets in October 2007, and one of our largest stockholders. Prior to joining Standard Broadcasting, Mr. Coriat was involved with Arthur Andersen & Co., an international accounting firm, providing accounting advice to financial institutions, performing special investigations and feasibility studies.
Ira S. Epstein	II	77	Mr. Epstein has served as a member of our Board since 1990. Mr. Epstein is an entertainment attorney representing high-profile clients in the television and motion picture industries, as well as related businesses throughout the entertainment industry. Mr. Epstein has been Of Counsel to the international law firm of Greenberg Traurig, LLP since June 2002. From 1993 to June 2002, he was Of Counsel to the Beverly Hills entertainment law firm Weissmann, Wolff, Bergman, Coleman, Silverman & Holmes, LLP. From 1975 to 1993, Mr. Epstein was the managing partner of the entertainment law firm Cooper, Epstein & Hurewitz. He has held officer and director positions in numerous corporations, formerly served as a Member of the Board of Trustees of the San Diego Arts Performance League, currently serves as a member of the Board of Directors of the North Coast Repertory Company, where he served as Vice President prior to serving as President for the past four years, and serves as a member of the San Dieguito Planning Group, the North San Diego zoning and land use advisory group to the San Diego Board of Supervisors. Mr. Epstein obtained his J.D. from University of Nebraska College of Law, and was a Captain in the Judge Advocate General Air Force.
Gary Haber	III	63	Mr. Haber has served as a member of our Board since 2005. Mr. Haber is a 35-year entertainment industry Certified Public Accountant. Since its founding in 1977, Mr. Haber has served as principal of Haber Corporation Certified Public Accountants, providing financial and business management services to top internationally-recognized artists in the music and entertainment industry. Mr. Haber has spoken in the past at the Southern Regional Entertainment and Sports Law Seminar, and guest lectured at UCLA. He serves as President of the Nashville Screenwriters Conference, serves on the Boards of Directors of the Alliance of Artists Recording Companies (AARC), and the Academy of Country Music (ACM) and is President of ACM Lifting Lives. Mr. Haber has a B.S. in Accounting from Long Island University.

	Director		Principal Occupation and Business Experience During Past Five Years and Other
Name	Class	Age	Directorships
M. Trevenen Huxley	I	57	Mr. Huxley provides digital media consultation services through his company, Thinxinc, Inc. In 2007, he co-founded TiltnTwist, LLC, which makes mobile phone games. He has served as a member of our Board since 1998 and previously as a consultant for our digital rights subsidiary, Egami Media, Inc. (“Egami”), from April 2005 through November 2006. In 1990, Mr. Huxley co-founded Muze Inc., which became the leading entertainment product database in the United States, served as its President and Chief Executive Officer from 1992 to March 1998, and its Executive Vice President for Business Development until November 2002. He led the technology team that developed and deployed over 5,000 entertainment information kiosks in retail music, book and video stores throughout the U.S. and spearheaded efforts that led to the use of Muze data by most of the major Internet entertainment retailers and portal sites, including Amazon and Yahoo! From 1998 to 2000, Mr. Huxley served as Co-Chair of an EC project funded under the European Commission Info 2000 Program, which developed an analysis of the requirements for metadata for e-commerce in intellectual property in the network environment. He serves on the Board of Directors of The Center for Social and Emotional Education, a non-profit organization based in New York City.
Robert J. McCloskey	I	61	Mr. McCloskey has served as a member of our Board since 2002. Mr. McCloskey is retired after acting as President and Chief Executive Officer of Shopcast Television (TV) since 2006. From 1987 to 2004, Mr. McCloskey served as Chairman of the Home Entertainment Group of Standard Broadcasting, as well as President and Chief Executive Officer of Video One Canada Limited. Prior to joining Standard Broadcasting, he spent 17 years in the consumer products industry in numerous senior domestic and international assignments with General Foods, Pepsico, Rothmans International and Nabisco. Mr. McCloskey has a B.S. from Cornell University and an M.B.A. from York University.
Executive Officers
The following table sets forth the name, age and position of each of our executive officers as of July 29, 2009.

Name	Age	Position
Current Executive Officers
Jeff M. Framer*	48	President and Chief Financial Officer
William “Bill” V. Bromiley	47	Chief Acquisitions Officer
Derek “Rick” Eiberg	42	Chief Operating Officer
Former Executive Officer
David Borshell**	44	Former President

*	Mr. Framer was appointed the Company’s President effective March 12, 2009.

**	Mr. Borshell ceased being an executive officer and employee of the Company effective March 12, 2009.
Mr. Framer was promoted to President effective March 12, 2009, and has served as Chief Financial Officer since April 1993. As President and Chief Financial Officer, Mr. Framer oversees and directs all significant aspects of the business including operations, strategy, financial, accounting, treasury, legal, information technology, risk management and SEC financial compliance operations. Previously, Mr. Framer served as Controller from September 1990 to March 1993. Mr. Framer was a Senior Manager at KPMG LLP from July 1989 to September 1990, and a Manager at KPMG LLP from July 1988 to June 1989. Mr. Framer received his B.S. in Business Administration and Accounting Theory and Practice from California State University at Northridge in 1984. Mr. Framer is a Certified Public Accountant.
Mr. Bromiley has served as our Chief Acquisition Officer since April 2008. Previously he led the Company’s feature film initiative as a consultant from June 2007 until he was hired by Image in January 2008 as Senior Vice President, Acquisitions. From November 1999 to May 2007, Mr. Bromiley held the position of President of First Look Home Entertainment, a division of First Look Studios. Prior to that, he spent two years as President of Maple Palm Productions and nine years working for Roger Corman’s Concorde/New Horizon Pictures Corp. where he oversaw all theatrical distribution and co-created the home entertainment division.
Mr. Eiberg was promoted to Chief Operating Officer effective March 12, 2009 after serving as our Executive Vice President, Operations and Chief Technology Officer since April 2008. Mr. Eiberg began his employment at Image as Vice President, Information Technology in April 2003 and from June 2005 until his appointment as Chief Operating Officer, he served as Senior Vice President, Operations. Prior to joining Image, Mr. Eiberg spent 11 years at Bell Industries, a distributor, manufacturer and service provider, managing information technology and operations as its Vice President, Technology.

Mr. Borshell served as our President from April 2008 to March 2009 and ceased being an executive officer and employee of the Company effective March 12, 2009. Previously, he served as Chief Operating Officer from July 2000 to March 2008 and Senior Vice President, Sales, Marketing and Operations from December 1994 to June 2000. Prior to 1994, Mr. Borshell held various positions, starting as an Account Executive in February 1986.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), requires Image’s directors, executive officers and the beneficial holders of more than 10% of a registered class of Image’s equity securities to file initial reports of ownership and changes in ownership of common stock and other equity securities of Image with the SEC. Based solely on our records and written representations from certain of these persons, we believe that during fiscal year 2009 all applicable Section 16(a) filing requirements were met, with the following exception: an over 5% holder of the Company’s common stock, a then-11% stockholder, MMCAP International Inc. SPC and MM Asset Management Inc., each disclosed on a Form 4 filed on September 29, 2008 the sale of common stock of the Company. The sale date was reported September 18, 2008, and accordingly, the Forms 4 do not appear to have been timely filed.
Code of Ethics and Governance Guidelines
Our Board has adopted a Code of Ethics Policy which is applicable to all employees, including our principal executive officer and principal financial and accounting officer, and other applicable persons. A copy of our Code of Ethics Policy, as well as our Insider Trading Policy, Corporate Governance Guidelines, the written Charters for our Audit, Compensation, and Nominations and Governance Committees, as well as periodic and current reports filed with the SEC are available on our website, www.image-entertainment.com, and are available in print to any stockholder upon request. Amendments and waivers, if any, will be disclosed on the Investors section of our website. Such information is incorporated herein by reference.
Director Independence
For a discussion of the independence of our directors, please see “Item 13. Certain Relationships and Related Transactions, and Director Independence” below.
Committees of the Board
Although the full Board considers our major decisions, the Board has established an Audit Committee, a Compensation Committee, and a Nominations and Governance Committee to more fully address certain areas of importance to Image. The Board has appointed individuals from among its members to serve on these committees. Our Compensation Committee for fiscal year 2009 was comprised of Messrs. Epstein and McCloskey (Chairman). Our Nominating and Governance Committee for fiscal year 2009 was comprised of Messrs. McCloskey and Coriat (Chairman). The membership of each of these committees is composed entirely of independent directors.
Audit Committee
Our Board has established a standing Audit Committee in accordance with the applicable provisions of the Exchange Act and its rules. Our Audit Committee for fiscal year 2009 was comprised of Messrs. Haber, Coriat and Epstein. Our Board has determined that each member of our Audit Committee meets the independence requirements of the SEC and Nasdaq and that Mr. Haber, the fiscal year 2009 Chairman of the Audit Committee, meets the requirements of “audit committee financial expert” as that term is defined in Item 407(d)(5) of Regulation S-K under the Exchange Act, has accounting or related financial management experience, and is financially sophisticated under the Nasdaq Marketplace Rules.

Item 11.	Executive Compensation
Summary Compensation Table for Fiscal Year 2009
The following table sets forth compensation paid to our principal executive officer, principal financial officer and other most highly compensated executive officers whose total compensation exceeded $100,000 for fiscal year 2009 and, where applicable, fiscal year 2008 (collectively, the “Named Executive Officers”). The fiscal years reported below ended on March 31, 2009 and 2008, respectively:

	Fiscal		Option	All Other
Name & Principal Position	Year	Salary ($)	Awards ($)(1)	Compensation ($)(2)	Total ($)
Current Executive Officers
Jeff M. Framer,	2009	$350,000	$6,574	$36,683	$393,257
President and Chief Financial Officer	2008	299,984	—	34,414	334,398

Bill V. Bromiley(3),	2009	350,000	6,574	43,323	399,897
Chief Acquisitions Officer

Rick Eiberg(3),	2009	250,000	4,931	39,255	294,186
Chief Operating Officer

Former Executive Officer
David Borshell(4),	2009	412,730	8,217	613,320	1,034,267
Former President	2008	317,984	—	36,234	354,218

(1)	Amount represents the compensation expense we recognized for stock options granted in fiscal year 2009, before reflecting forfeitures, in accordance with the provisions of Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“FAS 123R”). Refer to Note 13, “Stockholders’ Equity,” in the Notes to Consolidated Financial Statements set forth in our Annual Report on Form 10-K for fiscal year 2009, for the relevant assumptions used to determine the valuation of our stock options. Upon Mr. Borshell’s termination of employment during fiscal year 2009, Mr. Borshell’s unvested options for 37,502 shares, with a FAS 123R value of $0.62 per share, were forfeited.

(2)	Fiscal year 2009 includes:
a.	Medical and dental insurance premiums and other payments in excess of those provided to other employees of $22,109 for each of Mr. Framer, Mr. Bromiley, Mr. Eiberg and Mr. Borshell.

b.	Auto allowances paid of $12,600 for each of Mr. Framer, Mr. Eiberg and Mr. Borshell and $15,000 for Mr. Bromiley.

c.	Our contributions to a 401(k) plan of $1,974 for Mr. Framer, $6,214 for Mr. Bromiley, $4,546 for Mr. Eiberg, and $6,255 for Mr. Borshell.

d.	For Mr. Borshell, includes (i) severance amount of $499,010, of which $465,321 is for salary continuation through April 30, 2010, and $33,689 is for COBRA coverage through June 30, 2010, and (ii) $73,346 in accrued vacation paid in cash.

(3)	Messrs. Bromiley and Eiberg were promoted to executive officers effective April 1, 2008. No compensation amounts prior to their promotions are disclosed herein. Mr. Eiberg served as Executive Vice President, Operations and Chief Technology Officer from April 1, 2008 until his appointment to the position of Chief Operating Officer effective March 12, 2009.

(4)	Mr. Borshell’s employment terminated effective March 12, 2009, at which time Mr. Framer was appointed as our President.

Grants of Plan-Based Awards for Fiscal Year 2009
The following table summarizes options granted under our 1998 Incentive Plan in fiscal year 2009 to the Named Executive Officers:

		All Other Option Awards:	Exercise or Base Price
	Grant	Number of Securities	of Option Awards	Grant Date Fair Value of
Name	Date	Underlying Options (#)	($/Sh)	Stock and Option Awards
Current Executive Officers
Jeff M. Framer	6/12/08	40,000	$1.14	$24,612
Bill V. Bromiley	6/12/08	40,000	1.14	24,612
Rick Eiberg	6/12/08	30,000	1.14	18,459
Former Executive Officer
David Borshell	6/12/08	50,000	1.14	30,765
Employment Agreements
We entered into employment agreements with each of the Named Executive Officers, Messrs. Borshell, Framer, Bromiley and Eiberg, as of April 1, 2008, each for a term of one year. The terms are summarized below. New employment agreements with similar terms were entered into with Messrs. Framer, Bromiley and Eiberg as of March 31, 2009, each for a term of two years. Since Mr. Borshell terminated employment with us prior to March 31, 2009, he is not a party to a new employment agreement.
Fiscal 2009 Agreements:
Term. Each of the agreements with Messrs. Borshell, Framer, Bromiley and Eiberg is for one year beginning April 1, 2008.
Base Salary. Base salaries for the fiscal year ending March 31, 2009, for Messrs. Borshell, Framer, Bromiley and Eiberg are $425,000, $350,000, $350,000 and $250,000, respectively.
Other than the base salary amounts listed above, the terms of the agreements are similar to each other, supersede any previous written or oral employment letters or agreements and include the following general terms and conditions for each officer: (i) an initial employment term of one year; (ii) payment of base salary payable bi-weekly in accordance with the normal payroll practices of the Company; (iii) standard executive insurance benefits for medical, dental, life and disability insurance fully paid by the Company; (iv) car allowance of $12,600 gross, paid bi-weekly; (v) four weeks of vacation per year; (vi) participation in a Company bonus plan approved by our Compensation Committee; and (vii) participation in a Company stock-based compensation plan. Participation in a corporate bonus plan or stock-based compensation plan by a Named Executive Officer is at the sole discretion of the Compensation Committee.
The agreements provide for standard severance and termination provisions. If the officer is terminated by us without cause, the officer would be entitled to receive base salary and benefits through the end of the remaining employment term plus six months; if the officer is terminated for cause the obligations of the Company with respect to salary and benefits would immediately terminate.
Fiscal 2010 Agreements:
Term. Each of the agreements with Messrs. Framer, Bromiley and Eiberg is for a term of two years beginning March 31, 2009.
Base Salary. Base salaries for the fiscal year ending March 31, 2010 for Messrs. Framer, Bromiley and Eiberg are $400,000, $375,000 and $300,000, respectively.
Other than the base salary amounts listed above, the terms of the agreements are similar to each other, supersede any previous written or oral employment letters or agreements and include the following general terms and conditions for each officer: (i) an initial employment term of two years; (ii) payment of base salary payable bi-weekly in accordance with the normal payroll practices of the Company through the end of the term; (iii) standard executive insurance benefits for medical, dental, life and disability insurance fully paid by the Company; (iv) car allowance of $12,600 gross, paid bi-weekly; (v) four weeks of vacation per year; (vi) participation in a Company bonus plan approved by our Compensation Committee; and (vii) participation in a Company stock-based compensation plan. Participation in a corporate bonus plan or stock-based compensation plan by a Named Executive Officer is at the sole discretion of the Compensation Committee.

The agreements provide for standard severance and termination provisions. If an officer is terminated by us without cause or the officer terminates employment with us for good reason in accordance with the terms of the agreement, the officer would be entitled to receive (i) base salary through the end of the remaining employment term plus six months, (ii) any bonus earned but not paid for a prior period and (iii) continued medical and dental insurance coverage under COBRA for six months following termination, subject to the officer’s execution of a waiver and release agreement in each case. If the officer is terminated by us for cause, the obligations of the Company with respect to salary and benefits would immediately terminate. Upon expiration of the agreement’s two-year term, provided the term has not been mutually extended, an officer would be entitled to six months of base salary (without vacation accrual), any bonus earned but not paid for a prior period and six months of medical and dental insurance coverage under COBRA.
For purposes of the agreements, “cause” generally means an officer’s (i) fraud, dishonesty or felonious conduct or breach of fiduciary duty; (ii) willful misconduct or gross negligence in the performance of the officer’s duties; (iii) knowing or willful violation of any law, rule or regulation or other wrongful act that causes or is likely to cause harm, loss or disrepute to us; (iv) conviction of a felony or misdemeanor (with certain exceptions); (v) breach of any material provision of the agreement or other material agreement with us; or (vi) failure to comply with all relevant and material obligations, assumable and chargeable to the executive under the Sarbanes-Oxley Act.
For purposes of the agreements, “good reason” generally means any of the following events that occurs without an officer’s consent within twelve months of a “change in control”: (i) a material diminution in the officer’s authority, duties or responsibilities with us; (ii) a change in the officer’s principal office location to a location farther from the officer’s home that is more than 35 miles from the officer’s current principal office location; (iii) a more than 10% reduction in base salary; or (iv) any material breach by us of the employment agreement.
For purposes of the agreements, “change in control” generally means the first to occur of any of the following events: (i) any person becomes the beneficial owner of 50% or more of our securities entitled to vote in the election of directors, with certain exceptions; (ii) the incumbent directors (including certain nominees nominated or elected by incumbent directors) during any period of not more than twelve consecutive months during which we continue in existence cease to constitute at least a majority of the Board; (iii) the date on which any person acquires ownership of 30% or more of our securities entitled to vote in the election of directors; or (iv) the date on which any person acquires assets from us that exceed 50% of the total gross fair market value of our assets immediately before the acquisition, with certain exceptions.
Potential Payments Upon Termination or Change in Control
The estimated incremental compensation payable to the Named Executive Officers in the event of the following triggering events, assuming the triggering event occurred on March 31, 2009 (the first business day of the new employment agreement term for fiscal year 2010), is provided below.
Employment Agreements:
The terms “cause” and “good reason” as used below have the meanings provided for them under the heading “Employment Agreements — Fiscal 2010 Agreements.”
Mr. Framer
•	for termination by us without cause, or for termination by Mr. Framer for good reason, would receive approximately $1,013,475, which includes (i) base salary of $800,000 through the end of his employment agreement’s two-year term, (ii) bonus of zero (no bonus plan was effective as of March 31, 2009) and (iii) additional severance of (A) base salary for six months of $200,000, (B) bonus for six months of zero and (C) medical and dental insurance for six months of $13,475.

Mr. Bromiley
•	for termination by us without cause, or for termination by Mr. Bromiley for good reason, would receive approximately $950,975, which includes (i) base salary of $750,000 through the end of his employment agreement’s two-year term, (ii) bonus of zero (no bonus plan was effective as of March 31, 2009) and (iii) additional severance of (A) base salary for six months of $187,500, (B) bonus for six months of zero and (C) medical and dental insurance for six months of $13,475.
Mr. Eiberg
•	for termination by us without cause, or for termination by Mr. Eiberg for good reason, would receive approximately $763,475, which includes (i) base salary of $600,000 through the end of his employment agreement’s two-year term, (ii) bonus of zero (no bonus plan was effective as of March 31, 2009) and (iii) additional severance of (A) base salary for six months of $150,000, (B) bonus for six months of zero and (C) medical and dental insurance for six months of $13,475.
Mr. Borshell ceased being an executive officer and employee of the Company effective March 12, 2009. On June 11, 2009, the Company entered into a Waiver and Release Agreement (the “Release Agreement”) with Mr. Borshell. The Release Agreement provided for salary continuation through April 30, 2010 in the amount of $465,321 and COBRA coverage through June 30, 2010 in the amount of $33,689, which amounts are disclosed in the Summary Compensation Table for Mr. Borshell.
We exercise the discretion as to whether the estimated payments described above are to be paid in lump sum payment amounts or in accordance with our standard payroll practices. Benefits generally available to all employees are not included in these estimations.
Treatment of Stock Options upon a Change in Control:
Under the 1998 Incentive Plan, outstanding options become fully vested upon a change in control (as defined in the 1998 Incentive Plan) or upon a termination of employment without cause within three months before, or within one year after, a change in control. On March 31, 2009, the closing sales price of our common stock was $1.29. On that date, each of the Named Executive Officers held stock options with an exercise price of $1.14 that were granted under the 1998 Incentive Plan.
A “change in control” under the 1998 Plan generally includes (subject to certain exceptions): (i) an acquisition by any person of beneficial ownership or a pecuniary interest in more than 45% of our common stock or voting securities then entitled to vote generally in the election of our directors; (ii) certain changes in a majority of the Board over a two-year period; (iii) certain mergers, consolidations or reorganizations or sales of all or substantially all of our assets involving a more than 50% change in ownership, upon approval by the Company’s shareholders; or (iv) approval by the Board and, if required by law, by our stockholders of a plan to dissolve or liquidate.
Under the 1998 Incentive Plan, if a change in control or termination of employment in connection with a change in control had occurred on March 31, 2009, the officers would have recognized the following incremental compensation in connection with accelerated vesting of their options, based on the difference between the fair market value of our common stock of $1.29 on March 31, 2009 and the per share exercise price of $1.14: Mr. Framer, $4,500; Mr. Bromiley, $4,500; and Mr. Eiberg, $3,375.
All of the above calculations are estimates only; the actual amount of compensation can only be determined at the time of a triggering event.

Outstanding Equity Awards at Fiscal Year End 2009
All equity awards reported in the table below were granted under the 1998 Incentive Plan or the 2004 Incentive Compensation Plan. The table below generally sets forth the number of outstanding options that have not vested or that have not been exercised by the Named Executive Officers as of March 31, 2009:

	Option Awards
	Number of Securities	Number of Securities
	Underlying Unexercised	Underlying Unexercised	Option Exercise	Option Expiration
Name	Options (# Exercisable)	Options (# Unexercisable)	Price ($)	Date
Current Executive Officers

Jeff M. Framer	40,000		$3.75	7/2/2010	(1)
	42,250		1.75	10/1/2011	(2)
	32,000		1.78	3/5/2013	(3)
	84,000		3.80	9/21/2014	(4)
	40,000		5.00	9/21/2014	(4)
	35,000		3.39	1/4/2016	(5)
	9,999	30,001	1.14	6/11/2018	(6)

Bill V. Bromiley	9,999	30,001	1.14	6/11/2018	(6)

Rick Eiberg	15,000		2.256	4/20/2013	(7)
	12,500		3.74	6/2/2014	(8)
	12,500		3.80	9/21/2014	(4)
	17,500		3.39	1/4/2016	(5)
	7,500	22,500	1.14	6/11/2018	(6)

Former Executive Officer

David Borshell(9)	40,000		3.75	7/2/2010	(1)
	52,250		1.75	10/1/2011	(2)
	42,000		1.78	3/5/2013	(3)
	108,000		3.80	9/21/2014	(4)
	60,000		5.00	9/21/2014	(4)
	35,000		3.39	1/4/2016	(5)
	12,498		1.14	6/11/2018	(6)

(1)	Stock options granted on July 3, 2000 that were fully vested on July 3, 2003 (one-seventh of the grant vested every six months beginning on July 3, 2000).

(2)	Stock options granted on October 1, 2001 that were fully vested on October 1, 2004 (one-twelfth of the grant vested every three months beginning on January 2, 2002).

(3)	Stock options granted on March 6, 2003 that were fully vested on March 6, 2006 (one-twelfth of the grant vested every three months beginning on June 6, 2003).

(4)	Stock options granted on September 22, 2004 (one-twentieth of the grant vested every three months beginning on December 22, 2004). Vesting was accelerated on March 29, 2006 for all unvested options. All options are vested and exercisable, but are subject to a lock-up period equal to the original vesting schedule. The lock-up period will expire on September 22, 2009, the date the options would have fully vested.

(5)	Stock options granted on January 5, 2006 (one-twentieth of the grant vested every three months beginning on April 5, 2006). Vesting was accelerated on March 29, 2006 for all unvested options. All options are vested and exercisable, but are subject to a lock-up period equal to the original vesting schedule. The lock-up period will expire on January 5, 2011, the date the options would have fully vested.

(6)	Stock options granted on June 12, 2008 (one-twelfth of the grant vested every three months beginning on September 12, 2008).

(7)	Stock options granted on April 21, 2003 (one-third of the grant vested on each of March 31, 2004, 2005, and 2006).

(8)	Stock options granted on June 3, 2004 (one-twelfth of the grant vested every three months beginning on September 3, 2004).

(9)	Mr. Borshell’s vested options expired June 12, 2009, three months after he ceased being an executive officer and employee of the Company.

Option Exercises and Stock Vested in Fiscal Year 2009
There were no exercises of stock options or vesting of stock awards held by the Named Executive Officers during fiscal year 2009.
Director Compensation
Non-employee directors are each compensated $40,000 annually (paid quarterly), $2,000 for each meeting of the Board or a committee of the Board where in-person attendance is expected, and $1,000 for each Board or committee meeting where telephonic attendance is expected. In addition, non-employee directors are reimbursed for reasonable travel expenses to attend Board or committee meetings.
For fiscal year 2009, non-employee directors were each granted a stock option to purchase 10,000 shares of our common stock. The options were granted under our 1998 Incentive Plan on June 12, 2008 and vested one year later on June 12, 2009, subject to continued service as a director until that date. The options have an exercise price equal to the closing sales price of our common stock on the date of grant. Directors who are employees of our company receive no additional or special remuneration for serving as directors.
Director Compensation Table for Fiscal Year 2009
The following table sets forth information regarding the compensation of our non-employee directors in fiscal year 2009:

	Fees Earned or Paid	Option	All Other
Name	in Cash ($)(1)	Awards ($)(2)	Compensation ($)	Total ($)
David Coriat	$72,000	$4,918	—	$76,918
Ira S. Epstein	69,000	4,918	—	73,918
Martin W. Greenwald(3)	—	4,918	$839,143	844,061
Gary Haber	70,000	4,918	—	74,918
M. Trevenen Huxley	66,000	4,918	—	70,918
Robert J. McCloskey	66,000	4,918	—	70,918

(1)	Cash compensation for Board and committee meeting attendance and quarterly service fee of $10,000.

(2)	Amount represents the compensation expense we recognized for option awards during fiscal year 2009, before reflecting forfeitures, in accordance with FAS 123R. Refer to Note 13, “Stockholders’ Equity,” in the Notes to Consolidated Financial Statements set forth in our Annual Report on Form 10-K for fiscal year 2009 for the assumptions used in determining such amounts. The per share grant date fair value of the option to purchase 10,000 shares granted in fiscal year 2009, determined in accordance with FAS 123R, was $0.6153.

At March 31, 2009, the non-employee directors held outstanding option awards for the following number of shares: Mr. Coriat, 15,000; Mr. Epstein, 65,000; Mr. Greenwald, 509,500; Mr. Haber, 35,000; Mr. Huxley, 35,000; and Mr. McCloskey, 40,000. Of Mr. Greenwald’s outstanding options, 499,500 were granted in connection with his previous service as President and Chief Executive Officer.

(3)	Mr. Greenwald, our former President and Chief Executive Officer until his retirement on March 31, 2008, did not receive cash fees for services as a director for fiscal year 2009 in light of other cash benefits received. Mr. Greenwald received as All Other Compensation the following benefits:
a.	Medical and dental insurance premiums and other payments of $35,082.

b.	Term life insurance premium payments of $37,362.

c.	Auto allowances paid and other personal auto expenses of $20,778.

d.	Salary continuation of $745,921.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth certain information as of July 13, 2009, with respect to the beneficial ownership of shares of our common stock owned by (i) each person, who, to our knowledge based on Schedules 13G or 13D filed with the SEC, is the beneficial owner of more than 5% of our outstanding common stock, (ii) each person who is currently a director, (iii) each Named Executive Officer, and (iv) all of our current directors and executive officers as a group. Unless indicated otherwise below, the person or entity listed has sole voting and dispositive power with respect to the shares that are deemed beneficially owned by such person or entity.

		Percent of
	Shares of Common Stock	Common
Name of Beneficial Owner	Beneficially Owned(1)	Stock(2)
Image Investors Co.(3)	6,069,767	27.77%
Slaight Communications Inc. (formerly known as Standard Broadcasting Corp. Ltd.)(4)	1,542,283	7.06%
Martin W. Greenwald(5)	1,331,604	5.95%
Jeff M. Framer(6)	305,363	1.38%
Ira S. Epstein(7)	82,904	*
Rick Eiberg(8)	67,500	*
M. Trevenen Huxley(9)	54,904	*
Robert J. McCloskey(10)	43,184	*
Gary Haber(11)	38,884	*
David Coriat(12)	18,184	*
Bill Bromiley(13)	13,332	*
David Borshell	250	*
All current directors and executive officers as a group (9 persons)	1,955,859	8.53%

*	Less than 1%.

Notes to Beneficial Ownership Table:

(1)	Beneficial ownership is determined in accordance with SEC rules. For the number of shares beneficially owned by and the percentage of ownership reported for each of the “More Than 5% Stockholders,” we rely on each such stockholder’s statements filed with the SEC pursuant to Section 13(d) or 13(g) of the Securities Exchange Act of 1934, as amended, as described in the footnotes below. Except as indicated by footnote below, each person named reportedly has sole voting and investment powers with respect to the common stock beneficially owned by that person, subject to applicable community property and similar laws. Except as indicated by footnote below, each owner’s mailing address is c/o Image Entertainment, Inc., 20525 Nordhoff Street, Suite 200, Chatsworth, California 91311.

(2)	On July 13, 2008, there were 21,855,718 shares of our common stock, $.0001 par value, outstanding. Common stock not outstanding but which underlies options and rights (including warrants) vested as of, or vesting within, 60 days after July 13, 2009, is deemed to be outstanding for the purpose of computing the percentage of the common stock beneficially owned by each named person (and the directors and executive officers as a group), but is not deemed to be outstanding for any other purpose.

(3)	The mailing address of Image Investors Co. is 21 Main Street — Suite 202, Hackensack, New Jersey 07601. All of the shares of common stock are held of record by Image Investors Co. (“IIC”). Information presented is based on a Schedule 13D/A filed with the SEC on December 4, 2008 by IIC. Pursuant to the filing, the shares of common stock listed in the table as beneficially owned by IIC may also be deemed to be beneficially owned by John W. Kluge and Stuart Subotnick by virtue of their being directors, executive officers and the sole stockholders of IIC. With respect to these shares, Messrs. Kluge and Subotnick share voting and investment powers.

(4)	The mailing address of Slaight Communications Inc. (formerly known as Standard Broadcasting Corporation Limited) is 2 St. Clair Avenue West, Suite 1102, Toronto, Ontario, Canada M4V 1L6. All of the shares of common stock are held of record by Slaight Communications Inc. (“Slaight”). Information presented is based on a Schedule 13D filed with the SEC on December 19, 2008 by Slaight Communications Inc. Pursuant to the filing, the shares of common stock listed in the table as beneficially owned by Slaight may also be deemed to be beneficially owned by Allan Slaight by virtue of Mr. Slaight being the sole director and stockholder of Slaight. Since 1986, Mr. Coriat has served as Executive Vice President, Chief Financial Officer and as a director of Slaight.

(5)	Includes vested options to purchase 509,500 shares of common stock and 1,030 shares owned by MomAnDad, Inc., of which Martin W. Greenwald is a 50% owner.

(6)	Includes vested options to purchase 286,582 shares of common stock.

(7)	Includes vested options to purchase 65,000 shares of common stock.

(8)	Includes vested options to purchase 67,500 shares of common stock.

(9)	Includes vested options to purchase 35,000 shares of common stock.

(10)	Includes vested options to purchase 40,000 shares of common stock.

(11)	Includes vested options to purchase 35,000 shares of common stock.

(12)	Includes vested options to purchase 15,000 shares of common stock.

(13)	Includes vested options to purchase 13,332 shares of common stock.
Change in Control
For a discussion of the terminated merger transaction, please refer to “Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations — Recent Events” and other information regarding the terminated merger transaction included in the 2009 Form 10-K.
Equity Compensation Plan Information
The following table sets forth certain information as of March 31, 2009 with respect to our equity compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance, aggregated by (i) all compensation plans previously approved by our security holders, and (ii) all compensation plans not previously approved by our security holders:

	Number of securities	Weighted-average	Number of securities remaining
	to be issued upon	exercise price of	available for future issuance under
	exercise of	outstanding	equity compensation plans
	outstanding options,	options, warrants	(excluding securities referenced in
Plan Category	warrants and rights (1)	and rights	the first column) (2)
Equity compensation plans approved by security holders	2,326,581	$3.062	1,107,430
Equity compensation plans not approved by security holders:
Compensatory warrants issued to service providers (3)	1,000,000	4.250	—

Total	3,326,581	$3.419	1,107,430

Notes to Equity Compensation Plan Information Table:

(1)	Includes options granted to employees and directors under our 1998 Incentive Plan, 2004 Incentive Compensation Plan and 2008 Stock Awards and Incentive Plan.

(2)	Future equity awards may be granted under our 2004 Incentive Compensation Plan or our 2008 Stock Awards and Incentive Plan. Our 1998 Incentive Plan expired on June 30, 2008, and no further grants may be made under that plan.

(3)	In August 2006, we issued a five-year warrant in connection with a convertible debt financing to an investor to purchase up to 1,000,000 shares at $4.25 per share.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
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
Gary Haber, a member of our Board and principal of Haber Corporation, manages artists, some of whom are among Image’s content providers. Haber Corporation receives fees from certain of these content providers based upon a percentage of royalty payments paid to such content providers by Image. Image’s royalty payments to these content suppliers are based upon a contractual percentage of net revenues derived from the distribution of the content suppliers’ entertainment programming. The royalties paid to these content suppliers in consideration for the distribution of their content, in the opinion of management, is fair and reasonable, and is on terms no less favorable than terms generally available to other third-party content suppliers under the same or similar circumstances.
David Coriat, a member of our Board, currently serves as Executive Vice President of Slaight Communications Inc. (“Slaight Communications”). Slaight Communications (formerly Standard Broadcasting Corporation Limited, once the largest privately owned multi-media company in Canada and then-owner of our exclusive content distributor in Canada) currently holds 1,542,283 shares of our common stock and beneficially owns greater than 5% of our shares of common stock.

On April 1, 2009, we entered into a consulting agreement (the “Consulting Agreement”) with EIM Capital Management, Inc. (“EIM”), an entity wholly-owned and managed by Martin W. Greenwald, the Chairman of our Board of Directors. Under the Consulting Agreement, EIM receives a monthly fee of $35,000 in return for certain strategic consulting services provided to Image by Mr. Greenwald on a non-exclusive basis. In addition to the payment of a monthly fee, we will reimburse Mr. Greenwald for out-of-pocket expenses reasonably incurred in connection with Mr. Greenwald’s services to Image; however, any single expense of $500 or more, or travel expenses over $1,000, must be pre-approved in writing by our President. Mr. Greenwald was also provided the use of an Image company car from April 1, 2009 until May 31, 2009. The term of the Consulting Agreement ends July 31, 2009, but is subject to the Compensation Committee of our Board’s option to extend the Consulting Agreement on a month-to-month basis with thirty (30) days prior written notice to EIM.
Director Independence
The Nasdaq Marketplace Rules require that a majority of our Board be “independent,” as defined by Nasdaq Marketplace Rule 5605(a)(2). Our Board reviewed the independence of our directors, including whether specified transactions or relationships exist currently, or existed during the past three years, between our directors, or certain family members or affiliates of our directors, and Image and our subsidiaries, certain other affiliates, or our independent registered public accounting firm. In the review, the receipt of indirect fees by the Haber Corporation, of which Mr. Haber is a principal, from certain Image content providers based upon a percentage of royalty payments paid to such content providers by Image, was considered. In addition, Mr. Greenwald’s affiliation with EIM, which provides consulting services to Image, was considered. Further, Mr. Coriat’s affiliations with Slaight Communications, a greater than 5% beneficial owner of Image, was considered. As a result of the review, our Board has determined for fiscal year 2009 that David Coriat, Ira S. Epstein, Gary Haber, M. Trevenen Huxley and Robert J. McCloskey are “independent” as that term is used in Nasdaq Marketplace Rule 5605(a)(2). There are no family relationships among or between any of our directors, executive officers or key employees.

Item 14.	Principal Accountant Fees and Services
The following table summarizes the aggregate fees for professional services provided by BDO Seidman LLP related to the fiscal years ended March 31, 2009 and 2008:

	2009	2008
Audit Fees	$291,779	$362,803
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	1,000	7,925

Total Fees	$292,779	$370,728

Audit Fees.
Consisted of fees billed for professional services rendered for: (i) the audit of our consolidated financial statements; (ii) the review of interim consolidated financial statements for our quarterly filings; and (iii) any services that are normally provided by our principal accountant in connection with statutory and regulatory filings or engagements.
Audit-Related Fees.
There were no audit-related fees during the fiscal years ended March 31, 2009 and 2008.
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
All of the fees paid to BDO Seidman, LLP in fiscal 2009 and 2008 were pre-approved by the Audit Committee. Our Audit Committee has considered whether the provision of services other than those described above under the heading of “Audit Fees” are compatible with maintaining the independence of BDO Seidman, LLP.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
The following documents are filed as a part of this report:
(c)	Exhibits:
31.1	Certification of President and Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMAGE ENTERTAINMENT, INC. A Delaware corporation
Dated: July 29, 2009	/s/ JEFF M. FRAMER
JEFF M. FRAMER
President and Chief Financial Officer (Principal Executive, Financial and Accounting Officer)

EXHIBIT INDEX
(c)	Exhibits:
31.1	Certification of President and Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.