Form 10-Q
period 2009-06-30
IMAGE ENTERTAINMENT INC
filed 2009-08-14
CIK 216324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009.

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares outstanding of the issuer’s common stock on August 5, 2009: 21,855,718

IMAGE ENTERTAINMENT, INC.
INDEX TO FORM 10-Q

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2009 (Quarterly Report) of Image Entertainment, Inc. (we, us, our, or Image) includes forward-looking statements that involve risks and uncertainties within the meaning of the Private Securities Litigation Reform Act of 1995. Other than statements of historical fact, all statements made in this Quarterly Report are forward-looking, including, but not limited to, statements regarding industry prospects, future results of operations or financial position, and statements of our intent, belief and current expectations about our strategic direction, prospective and future financial results and condition. In some cases, forward-looking statements may be identified by words such as will, should, expect, plan, anticipate, believe, estimate, continue, future, intend or similar words. Forward-looking statements involve risks and uncertainties that are inherently difficult to predict, which could cause actual outcomes and results to differ materially from our expectations, forecasts and assumptions. The following important factors, in addition to those discussed above and elsewhere in this Quarterly Report, could affect our future results and could cause those results to differ materially from those expressed in such forward-looking statements:
•	our history of losses and the potential additional losses;

•	the report of our independent registered public accounting firm for the fiscal year ended March 31, 2009 expresses substantial doubt about our ability to continue as a going concern;

•	our liquidity substantially depends on our ability to borrow against our revolving line of credit, which may not have any or sufficient availability for us to operate our business;

•	our limited working capital and limited access to financing, which may inhibit us from acquiring desirable programming or continuing as a going concern;

•	our need to renegotiate or refinance future payments on our remaining senior convertible indebtedness in the near term, which renegotiation may not be successful and refinancing may not be available on favorable terms, if at all, which may trigger defaults under our other debt agreements, create liquidity issues and prevent us from continuing as a going concern;

•	our need to pay past due amounts to our exclusive DVD manufacturer and exclusive provider of warehouse and distributor services, which if not paid, could result in a termination of our replication and fulfillment agreement thereby adversely impacting our business;

•	the effect of the ongoing current economic slowdown on the willingness of consumers and retailers to purchase our products;

•	decreasing retail shelf space for our industry that may impact our business;

•	our inability to acquire cast-driven finished feature film content or sell feature film content;

•	changes in company-wide or business-unit strategies, which may result in changes in the types or mix of businesses in which we are involved or choose to invest;

•	our high concentration of sales to relatively few customers and titles;

•	changing public and consumer taste, which may among other things, affect the entertainment and consumer products businesses generally;

•	increased competitive pressures, both domestically and internationally, which may, among other things, affect the performance of our business operations and profit margins;

•	changes in the mix of titles sold to customers and/or customer-spending patterns;

•	the ability of our common stock to continue trading on NASDAQ;

•	changes in U.S. and global financial and equity markets, including market disruptions and significant interest rate fluctuations, which may impede our access to, or increase the cost of, external financing for our operations and investments;

•	technological developments that may affect the distribution of our products or create new risks to our ability to protect our intellectual property;

•	legal and regulatory developments that may affect the protection of intellectual property; and

•	imposition by foreign countries of trade restrictions on motion picture or television content requirements or quotas, and changes in international tax laws or currency controls.
All forward-looking statements should be evaluated with the understanding of inherent uncertainty. The inclusion of such forward-looking statements should not be regarded as a representation that contemplated future events, plans or expectations will be achieved. Unless otherwise required by law, we undertake no obligation to release publicly any updates or revisions to any such forward-looking statements that may reflect events or circumstances occurring after the date of this Quarterly Report. Important factors that could cause or contribute to such material differences include those discussed in Part I, Item 1A. “Risk Factors” in our most recent Annual Report on Form 10-K filed on June 29, 2009. You are cautioned not to place undue reliance on such forward-looking statements.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
IMAGE ENTERTAINMENT, INC.
Consolidated Balance Sheets
June 30, 2009 and March 31, 2009

(In thousands)	June 30, 2009	March 31, 2009
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$241	$802
Accounts receivable, net of allowances of $8,963 - June 30, 2009; $10,217 - March 31, 2009	23,210	19,376
Inventories	14,173	14,629
Royalty and distribution fee advances	13,957	16,570
Prepaid expenses and other assets	1,307	1,545

Total current assets	52,888	52,922

Noncurrent inventories, principally production costs	2,708	2,506
Noncurrent royalty and distribution advances	17,846	21,188
Property, equipment and improvements, net	1,885	2,161
Goodwill	5,715	5,715
Other assets	166	221

	$81,208	$84,713

See accompanying notes to consolidated financial statements

IMAGE ENTERTAINMENT, INC.
Consolidated Balance Sheets
June 30, 2009 and March 31, 2009

(In thousands, except share data)	June 30, 2009	March 31, 2009
	(unaudited)	(audited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,784	$12,761
Accrued liabilities	7,081	5,626
Accrued royalties and distribution fees	16,688	20,777
Accrued music publishing fees	6,250	6,222
Deferred revenue	7,457	5,035
Revolving credit facility	11,068	10,933
Current portion of long-term debt, net of debt discount	9,409	10,094

Total current liabilities	70,737	71,448

Long-term debt, net of debt discount and current portion	5,931	5,663
Other long-term liabilities, less current portion	2,033	2,105

Total liabilities	78,701	79,216

Commitments and Contingencies
Stockholders’ equity:
Preferred stock, $.0001 par value, 25 million shares authorized; none issued and outstanding	—	—
Common stock, $.0001 par value, 100 million shares authorized; 21,856,000 issued and outstanding at June 30, 2009 and March 31, 2009, respectively	2	2
Additional paid-in capital	52,733	52,693
Accumulated deficit	(50,228)	(47,198)

Net stockholders’ equity	2,507	5,497

	$81,208	$84,713

See accompanying notes to consolidated financial statements

IMAGE ENTERTAINMENT, INC.
Consolidated Statements of Operations
(unaudited)
For the Three Months Ended June 30, 2009 and 2008

(In thousands, except per share data)	2009	2008
NET REVENUES	$23,684	$32,577

OPERATING COSTS AND EXPENSES:
Cost of sales	18,901	25,248
Selling expenses	4,437	3,722
General and administrative expenses	4,263	3,988

	27,601	32,958

LOSS FROM OPERATIONS	(3,917)	(381)

OTHER EXPENSES (INCOME):
Interest expense, net	629	875
Other	(1,541)	(2,970)

	(912)	(2,095)

EARNINGS (LOSS) BEFORE PROVISION FOR INCOME TAXES	(3,005)	1,714

PROVISION FOR INCOME TAXES	25	18

NET EARNINGS (LOSS)	$(3,030)	$1,696

NET EARNINGS (LOSS) PER SHARE:

Net earnings (loss) per share — basic and diluted	$(.14)	$.08

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	21,856	21,856

See accompanying notes to consolidated financial statements

IMAGE ENTERTAINMENT, INC.
Consolidated Statements of Cash Flows
(unaudited)
For the Three Months Ended June 30, 2009 and 2008

(In thousands)	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:

Net earnings (loss)	$(3,030)	$1,696
Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
Amortization of production costs	1,097	1,150
Depreciation and other amortization	556	756
Provision for doubtful accounts, sales returns and other credits	(1,170)	1,463
Provision for lower of cost or market inventory writedowns	203	228
Accelerated amortization and fair value writedown of advance royalty and distribution fees	789	298
Change in fair values of warrant and embedded derivatives	(72)	(139)
Changes in assets and liabilities associated with operating activities:
Accounts receivable	(2,664)	(1,818)
Inventories	(66)	224
Royalty and distribution fee advances	2,728	(1,589)
Production cost expenditures	(980)	(1,188)
Prepaid expenses and other assets	217	346
Accounts payable, accrued royalties, fees and liabilities	(105)	2,468
Deferred revenue	2,422	(5,171)

Net cash used in operating activities	(75)	(1,276)

CASH FLOWS FROM INVESTING ACTIVITIES:

Net cash used in investing activities — capital expenditures	$(26)	$(123)

See accompanying notes to consolidated financial statements

IMAGE ENTERTAINMENT, INC.
Consolidated Statements of Cash Flows, Continued
(unaudited)
For the Three Months Ended June 30, 2009 and 2008

(In thousands)	2009	2008
CASH FLOWS FROM FINANCING ACTIVITIES:

Borrowings under revolving credit facility	$23,916	$32,098
Repayments of borrowings under revolving credit facility	(23,781)	(30,056)
Repayments of long-term debt	(595)	(866)

Net cash provided by (used in) financing activities	(460)	1,176

NET DECREASE IN CASH AND CASH EQUIVALENTS:	(561)	(223)

Cash and cash equivalents at beginning of period	802	1,606

Cash and cash equivalents at end of period	$241	$1,383

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:
Interest	$371	$451
Income taxes	$—	$40

See accompanying notes to consolidated financial statements

Image Entertainment, Inc.
Notes To Consolidated Financial Statements
(Unaudited)
Note 1. Basis of Presentation.
The accompanying unaudited interim consolidated financial statements for Image Entertainment, Inc. and its wholly-owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and do not include all information and notes required for complete financial statements. All significant intercompany balances have been eliminated in consolidation.
In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Due to the seasonal nature of our business and other factors, including the strength of our new release schedule, interim results are not necessarily indicative of the results that may be expected for the entire fiscal year. The accompanying financial information should, therefore, be read in conjunction with the consolidated financial statements and the notes thereto in our most recent Annual Report on Form 10-K filed on June 29, 2009. Certain prior year balances have been reclassified to conform to the current presentation.
Note 2. Going Concern and Liquidity
The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. For several years we have incurred significant losses, have not generated sufficient cash to sustain our operations, and have relied on financing activities to supplement cash from operations. The report of our independent registered public accounting firm included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009 contains an explanatory paragraph expressing substantial doubt regarding our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
We need to restructure our debt and raise funds to cover our operating costs and maturing principal payments to Portside Growth and Opportunity Fund (Portside) and execute our growth plans in the near future. See Note 13 (Subsequent Events) for information regarding our recent amendment with Portside. Our internal projections of expected cash flows from operations, borrowing availability under our revolving credit facility and credit extended by our trade creditors indicate that our liquidity is not, and will not be, sufficient to cover our debts as they become due. Our working capital deficit, if not remedied, will also prevent us from making expenditures to continue acquiring higher-profile content and otherwise enhance our business. If our losses and negative cash flows continue, we risk defaulting on the terms of our revolving credit facility. A default on our revolving credit facility, if not waived by our lender, could cause all of our long-term obligations to be accelerated, making further borrowing difficult and more expensive and jeopardize our ability to continue as a going concern. If we are unable to rely solely on existing debt financing, we may find it necessary to raise additional capital in the future through the sale of equity or debt securities, which could dilute existing stockholders. There can be no assurance that additional financing will be available on acceptable terms, if at all. Due to current market conditions, we do not know whether we will be able to raise debt or equity financing.
As of June 30, 2009, we are past due in our obligations to our exclusive disc manufacturer Arvato Digital Services (Arvato). Arvato has the right to provide us a written notice of default and we then must make payment within 15 days after the notice. As of June 30, 2009, Arvato had not provided us with a written notice of default. We continue working with Arvato to maintain our relationship. If for any reason our relationship with Arvato were to end, it would require a significant amount of time to find a replacement third party provider and effectuate the transition to such third party. We can give no assurance that we could successfully engage another third party provider.
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

Image Entertainment, Inc.
Notes To Consolidated Financial Statements
(Unaudited)
Plans to Improve Our Liquidity
We seek to overcome this substantial doubt concerning our ability to continue as a going concern by continuing to pursue our strategic operating goals of acquiring and distributing high profile content in multiple formats while significantly reducing our cost structure. We have begun to execute on a strategic realignment and cost reduction plan and have engaged a nationally recognized investment bank to explore strategic alternatives for us, including raising debt or equity capital or a sale of our company.
Strategic Realignment and Cost Reduction Plan.
We are executing on a plan to realign our organization to drive a streamlined growth strategy through the continued acquisition of cast-driven feature films supported by a core revenue base of programs with proven historical results. This allows us to reduce the number of programs we release each month and therefore reduce our costs. Our goal is to shorten our timeline for return on investment on titles, which is the most critical element in selecting titles for acquisition.
We have also begun executing a cost reduction plan which includes reducing personnel, benefit costs, advertising and other marketing expenditures, travel and trade show expenditures and third party commissions.
•	In February 2009, we reduced corporate headcount by 10%, from 140 to 126 employees, saving approximately $1.5 million in annual personnel costs, including benefits. In June 2009, we further reduced corporate headcount by another 14%, from 126 to 108 employees, saving an additional approximately $1.5 million in annual personnel costs, including benefits. Total annual personnel cost savings is expected to be approximately $3.0 million, including benefits.

•	Other cost reductions are estimated to save an additional $1.0 million in annual general and administrative and selling expenses are being phased in during the current fiscal year. Cost reduction areas include discretionary advertising, trade shows, travel, health care costs, discretionary information technology expenditures and sales commission restructuring.
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
Note 3. Terminated Merger Agreements.
Nyx Acquisitions, Inc. (Nyx)
On November 20, 2008, we entered into an Agreement and Plan of Merger (Nyx Merger Agreement) with Nyx, and The Conceived Group, Inc., a wholly owned subsidiary of Nyx (TCG). Pursuant to the terms of the Nyx Merger Agreement, TCG would have merged with and into Image (Merger), with Image continuing as the surviving corporation and as a wholly owned subsidiary of Nyx. The Merger consideration would have been $2.75 per share in cash. Our stockholders approved the Nyx Merger Agreement on February 24, 2009.
After several extensions of the closing date of the Merger and an aggregate business interruption payment by Nyx of $2.5 million, Nyx was unable to secure financing to close the Merger. As a result, on April 17, 2009, we terminated the Merger in accordance with our rights under the Nyx Merger Agreement. Pursuant to the second amendment to the Nyx Merger Agreement and in partial consideration for further extending the Merger closing date, Nyx agreed to release to us $1.0 million of the $2.5 million then being held in the trust account. The payment was nonrefundable to Nyx and was recorded as other income in fiscal 2009. On April 21, 2009, we received the remaining $1.5 million from the trust account, which is included as a component of other income for the three months ended June 30, 2009.

Image Entertainment, Inc.
Notes To Consolidated Financial Statements
(Unaudited)
Expenses related to the proposed Merger totaled $77,000 for the three months ended June 30, 2009.
BTP Acquisition Company LLC (BTP)
On June 24, 2008, we entered into a Settlement Agreement and Mutual Release (Settlement Agreement) with BTP and its affiliates (CT1 Parties) related to an Amended and Restated Agreement and Plan of Merger (BTP Merger Agreement) we entered into with BTP during 2007 that was subsequently terminated. Pursuant to the Settlement Agreement, Image and all CT1 Parties (including CT1 Holdings, Capitol Films US, ThinkFilm, BTP, and David Bergstein) released each other from all claims pertaining to the BTP Merger Agreement and the related multi-year feature film output distribution agreement with CT1 Holdings, LLC, an affiliate of David Bergstein and the parent company of ThinkFilm and Capitol Films (each among us and various parties to the Settlement Agreement), and dismissed with prejudice all related lawsuits and actions in Los Angeles Superior Court, Delaware Court of Chancery and the JAMS arbitration.
Pursuant to the Settlement Agreement, the $3.0 million held in trust in connection with certain extensions to the BTP Merger Agreement was disbursed $2.0 million to us and $1.0 million plus accrued interest to BTP. As part of the settlement, the parties agreed not to pursue the disposition of any of the contested termination or business interruption fees. The $2.0 million settlement funds received by us during the three months ended June 30, 2008 were recorded as other income in the accompanying statement of operations.
Expenses related to the proposed BTP Merger Agreement and related disputes totaled $221,000 for the three months ended June 30, 2008.
Note 4. Recent Accounting Pronouncements.
We adopted Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standard (SFAS) No. 157, “Fair Value Measurements” (SFAS 157) on April 1, 2008 for financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. In February 2008, the FASB issued FAS 157-2, “Effective Date of FASB Statement No. 157”, which provided a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. We adopted SFAS 157 for non-financial assets and non-financial liabilities on April 1, 2009. which did not have a material impact on our financial statements. SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value as follows:
Level 1—Quoted prices in active markets for identical assets or liabilities.
Level 2—Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
See Note 9 (Long-Term debt — Derivative Liabilities — Stock Warrant and Embedded Derivatives), below.

Image Entertainment, Inc.
Notes To Consolidated Financial Statements
(Unaudited)
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
We adopted the Emerging Issues Task Force (EITF) Abstracts Issue no. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock”, (EITF 07-5) on April 1, 2009. The objective of this Issue is to provide guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock. This Issue applies to any freestanding financial instrument or embedded feature that has all the characteristics of a derivative in paragraphs 6–9 of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133), for purposes of determining whether that instrument or embedded feature qualifies for the first part of the scope exception in paragraph 11(a) of SFAS 133. Paragraph 11(a) of SFAS 133 specifies that a contract that would otherwise meet the definition of a derivative under that Statement issued or held by the reporting entity that is both (a) indexed to its own stock and (b) classified in stockholders’ equity in its statement of financial position shall not be considered a derivative financial instrument for purposes of applying that Statement. If a freestanding financial instrument (for example, a stock purchase warrant) meets the scope exception in paragraph 11(a) of SFAS 133, it is classified as an equity instrument and is not accounted for as a derivative instrument. This Issue also applies to any freestanding financial instrument that is potentially settled in an entity’s own stock, regardless of whether the instrument has all the characteristics of a derivative in paragraphs 6–9 of SFAS 133, for purposes of determining whether the instrument is within the scope of EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” The provisions of this issue did not have a material impact on our consolidated financial position and results of operations.
We adopted FSP Accounting Principles Board (APB) 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (FSP APB 14-1) on April 1, 2009. FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, “Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants” FSP APB 14-1 provides that issuers of such instruments should separately account for the liability and equity components of those instruments by allocating the proceeds at the date of issuance of the instrument between the liability component and the embedded conversion option (the equity component). The equity component is recorded in equity and the reduction in the principal amount (debt discount) is amortized as interest expense over the expected life of the instrument using the interest method. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of FSP APB 14-1 did not have a material impact on our consolidated financial position and results of operations.
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
We adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (SFAS 161) on April 1, 2009. SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The adoption of SFAS 161 did not have a material impact on our consolidated financial position.

Image Entertainment, Inc.
Notes To Consolidated Financial Statements
(Unaudited)
We adopted SFAS No. 141 (Revised), “Business Combinations” (SFAS 141R), and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” an amendment of ARB No. 51 (SFAS 160) on April 1, 2009. These new standards are the U.S. GAAP outcome of a joint project with the International Accounting Standards Board (IASB). SFAS 141R and SFAS 160 introduce significant changes in the accounting for and reporting of business acquisitions and noncontrolling interests in a subsidiary. SFAS 141R and SFAS 160 continue the movement toward the greater use of fair values in financial reporting and increased transparency through expanded disclosures. SFAS 141R changes how business acquisitions are accounted for and will impact financial statements at the acquisition date and in subsequent periods. SFAS 160 requires noncontrolling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with noncontrolling interest holders. The adoption of SFAS 141R and SFAS 160 did not have a material impact on our consolidated financial position, results of operations and cash flows.
We adopted FASB Staff Position (FSP) No. SFAS 142-3, “Determination of the Useful Life of Intangible Assets” (FSP SFAS 142-3) on April 1, 2009. FSP SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). The intent of FSP SFAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R (revised 2007) and other applicable accounting literature. The adoption of this statement did not have a material impact on our consolidated financial position or results of operations.
We adopted SFAS No. 165, “Subsequent Events” (SFAS 165) during the fiscal first quarter ended June 30, 2009. SFAS 165 establishes standards of accounting for and disclosure of events that occur after the balance sheet dated but before financial statements are issued. See Note 13 (Subsequent Events) for additional information.
Note 5. Accounting for Stock-Based Compensation.
As of June 30, 2009, we had three equity compensation plans: the Image Entertainment, Inc. 2008 Stock Awards and Incentive Plan (2008 Plan), the Image Entertainment, Inc. 2004 Incentive Compensation Plan (2004 Plan) and the Image Entertainment, Inc. 1998 Incentive Plan (1998 Plan, and together with the 2004 Plan and 2008 Plan, the Plans). The 1998 Plan expired on June 30, 2008, and no further grants are allowed under the 1998 Plan. The 2008 Plan provides for equity awards, including stock options, stock appreciation rights, restricted stock awards, performance awards, phantom stock awards, or stock units. The 2004 Plan provides for equity awards, including stock options and restricted stock units. At June 30, 2009, there were approximately 843,000 shares available for future grants under the Plans.
We measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the grant date for all awards granted in accordance with SFAS 123R.
Stock Options
There were 445,000 options granted on April 29, 2009 at an exercise price of $0.86, which was the closing stock price on the date of grant. At June 30, 2009, none of the options granted had vested. The weighted-average grant-date fair values for options granted during the three months ended June 30, 2009 was $0.60 per share.

Image Entertainment, Inc.
Notes To Consolidated Financial Statements
(Unaudited)
Option activity for the Plans for the three months ended June 30, 2009 is summarized as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
(In thousands, except share prices)	Options	Exercise Price	Term	Value
Options outstanding at April 1, 2009	2,327	$3.062	5.197
Granted	445	0.860	9.830
Exercised	—	—	—
Canceled	(403)	3.119	4.819

Options outstanding at June 30, 2009	2,369	$2.639	5.872	$53

Options exercisable at June 30, 2009	1,713	$2.376	3.230	$—

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on our closing stock price of $0.98 as of June 30, 2009, which theoretically could have been received by the option holders had all option holders exercised their options as of that date. There were no options exercised, and thus no aggregate intrinsic value of options exercised or cash received, during the three months ended June 30, 2009 and 2008. There were no in-the-money options exercisable as of June 30, 2009 and 2008.
As of June 30, 2009, total compensation cost related to non-vested stock options not yet recognized was $340,000, which is expected to be recognized over the next 2.83 years on a weighted-average basis.
There was no excess tax benefit recorded for the tax deductions related to stock options during the three months ended June 30, 2009 and 2008.
Restricted Stock Units
There were no restricted stock units awarded in the three months ended June 30, 2009 or June 30, 2008.
Stock-Based Compensation Valuation and Expense Information
The fair value of each option award is estimated on the date of grant using a closed-form option valuation model (Black-Scholes) based on the assumptions noted in the following table. Expected volatilities are based on implied volatilities from traded options on our stock, historical volatility of our stock and other factors. The expected term of options granted represents the period of time that options granted are expected to be outstanding. The following table represents the assumptions used in the Black-Scholes option-pricing model for options granted during the three months ended June 30, 2009 and 2008:

	Three Months Ended	Three Months Ended
	June 30, 2009	June 30, 2008
Risk-free interest rate	1.68% – 1.89%	3.18% – 3.39%
Expected term (in years)	3.9 to 4.6 years	3.9 to 4.6 years
Expected volatility for options	96% – 103%	68% – 70%
Expected dividend yield	0%	0%
Expected term uses historical exercise and option expiration data to estimate the expected life assumption for the Black-Scholes grant-date valuation. We believe this historical data is currently the best estimate of the expected term of a new option. We have identified two groups, management and non-management, to determine historical patterns. Expected volatility uses our stock’s historical volatility for the same period of time as the expected term. We have no reason to believe our future volatility will differ from the past. The risk-free interest rate is based on the U.S. Treasury rate in effect at the time of grant for the same period of time as the expected life. Expected dividend yield is zero, as we have historically not paid dividends.
Stock-based compensation expense during the quarters ended June 30, 2009 and 2008 was $40,000 and $5,000, respectively.

Image Entertainment, Inc.
Notes To Consolidated Financial Statements
(Unaudited)
Note 6. Inventories.
Inventories at June 30, 2009, and March 31, 2009, are summarized as follows:

(In thousands)	June 30, 2009	March 31, 2009
DVD	$9,513	$9,458
Other (principally DVD packaging components)	2,367	2,558

	11,880	12,016
Production costs, net	5,001	5,119

	16,881	17,135
Less current portion of inventories	14,173	14,629

Noncurrent inventories, principally non-recoupable production costs	$2,708	$2,506

Inventories consist primarily of finished DVD for sale and are stated at the lower of average cost or market.
Production costs consist of capitalized costs to produce licensed programming for domestic and international distribution and include the costs of film and tape conversion to the optical disc format, menu and packaging design, authoring, compression, mastering and the overhead of our creative services and production departments. Non-recoupable production costs are reflected net of accumulated amortization of $11,967,000 and $11,356,000 at June 30, 2009 and March 31, 2009, respectively.
Note 7. Investment in Film Production.
Investment in film production at June 30, 2009 and March 31, 2009 are included as a component of royalty and distribution fee advances in the consolidated balance sheets and are summarized as follows:

(In thousands)	June 30, 2009	March 31, 2009
Released, net of accumulated amortization	$1,958	$2,148
Completed and not released	—	—

	$1,958	$2,148

Note 8. Revolving Credit Facility.
Our Loan and Security Agreement, as amended, (Loan Agreement) with Wachovia Capital Finance Corporation (Western) (Wachovia) provides us with a revolving line of credit of up to $20 million. Actual borrowing availability under the line is based upon our level of eligible accounts receivable. Eligible accounts receivable primarily include receivables generated by domestic sales of DVD and exclude receivables generated from broadcast, digital and other revenue streams. The term of the Loan Agreement ends on May 4, 2010.
Borrowings bear interest at either the Prime Rate plus up to 0.75% (4.00% at June 30, 2009) or, at our option, LIBOR plus up to 2.75% (3.37% at June 30, 2009), subject to minimum borrowing levels. The level of interest rate margin to Prime Rate or LIBOR is dependent upon our future financial performance as measured by EBITDA, earnings before interest, taxes, depreciation and amortization, as defined in the Loan Agreement.
We are required to maintain a minimum fixed charge coverage ratio for each six month period on or after June 30, 2009 of 1.1 to 1.0. If we maintain minimum borrowing availability equal to, or greater than, $2.5 million, our fixed charge coverage ratio is not tested. At June 30, 2009, we were not tested for such covenant compliance because we had availability in excess of the required $2.5 million minimum. Had we been tested, our negative EBITDA would have resulted in a fixed charge coverage ratio less than the required 1.1 to 1.0. At June 30, 2009, our remaining borrowing availability was $1.7 million ($4.2 million based upon eligible accounts receivable less the $2.5 million minimum requirement). Accordingly, we currently have limited working capital.
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

Image Entertainment, Inc.
Notes To Consolidated Financial Statements
(Unaudited)
At June 30, 2009 we had $11.1 million outstanding under the revolving line of credit.
The Loan Agreement is subject to an early termination fee of 0.75% of the $20 million maximum facility amount if terminated prior to the end of the term. The Loan Agreement also imposes restrictions on such items as encumbrances and liens, payment of dividends, other indebtedness, stock repurchases and capital expenditures and requires us to comply with minimum financial and operating covenants. Any outstanding borrowings are secured by our assets. We were in compliance with all financial and operating covenants under the Loan Agreement at June 30, 2009. Given our current liquidity constraints, it is not possible to determine whether we will be in compliance with all financial and operating covenants in the future.
On June 23, 2009, we entered into a Second Amendment to the Loan Agreement with Wachovia. The amendment provided that we are not required to deliver an unqualified opinion in the report of our independent registered public accounting firm with respect to our audited consolidated financial statements for the fiscal year ended March 31, 2009. As a result of the amendment, the report of our independent registered public accounting firm on our consolidated financial statements for the fiscal year ended March 31, 2009 which included an explanatory paragraph that expressed substantial doubt regarding our ability to continue as a going concern did not, in and of itself, trigger an event of default under the Loan Agreement. The amendment required that we pay a $50,000 amendment fee.
On July 30, 2009, we entered into a Third Amendment to the Loan Agreement with Wachovia. The amendment consented to the Second Amendment and Exchange Agreement and Amended Note with Portside. See Note 13 (Subsequent Events) for more information. The amendment required that we pay a $50,000 amendment fee.
If we receive a report of our independent registered public accounting firm on our consolidated financial statements for the fiscal year ending March 31, 2010 that includes an explanatory paragraph that expresses substantial doubt regarding our ability to continue as a going concern, a resulting event of default would occur under the Loan Agreement upon delivery of the report to Wachovia. Any future defaults under the Loan Agreement, if not waived or cured, would automatically trigger a cross-default under our other debt agreements thereby adversely impacting our ability to continue as a going concern.
Note 9. Long-Term Debt.
Disc Replication Advance. At June 30, 2009, we had $2.8 million remaining outstanding under the original interest-free $10 million advance from Arvato, exclusive of the debt discount. Amortization of the related debt discount is a noncash interest expense and totaled $70,000 and $163,000 for the three months ended June 30, 2009 and 2008, respectively. Amortization of the deferred manufacturing credit totaled $159,000 and $109,000 for the three months ended June 30, 2009 and 2008, respectively, and is included as a component of cost of sales.
Senior Convertible Note
On August 30, 2006, we issued to Portside a senior convertible note in the principal amount of $17,000,000. The note accrues interest at a rate of 7.875% per annum with accrued interest payable quarterly in arrears in either cash or stock. The note has a term of five years and was initially convertible into 4,000,000 shares of our common stock at a conversion price of $4.25 per share, subject to antidilution adjustments. At June 30, 2009, the principal balance outstanding under the note was $13,000,000. See Note 13 (Subsequent Events) for a discussion of the terms of the amended senior convertible note we issued to Portside in July 2009.
Amortization of the debt discount and the deferred financing costs using the effective interest rate method is a noncash charge to interest expense and totaled $176,000 and $230,000 for each of the June 2009 and 2008 quarters, respectively.

Image Entertainment, Inc.
Notes To Consolidated Financial Statements
(Unaudited)
Derivative Liabilities — Stock Warrant and Embedded Derivatives
We currently do not use hedging contracts to manage the risk of its overall exposure to interest rate and foreign currency changes. The derivative liabilities described below are not hedging instruments.
In connection with the August 30, 2006 financing transaction, Portside was issued a warrant to purchase 1,000,000 shares of our common stock. The warrant has a term of five years and an exercise price of $4.25 per share. In the event of a change of control, the warrant must be settled in cash using the Black-Scholes model in accordance with the underlying terms contained in the warrant agreement. Other instruments issued as part of the August 30, 2006 financing transaction contain several embedded derivatives, including redemption rights associated with a change of control transaction, principal prepayment provisions linked to our share price and forced conversion provisions linked to our share price. We have valued these derivatives in accordance SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”.
In accordance with SFAS 157, the fair value of stock warrant and embedded derivatives are adjusted to their fair value at the end of each reporting period, with liability increases and decreases recorded as other income or expense during the reporting period. The fair value of the stock warrant is estimated by using the Black-Scholes pricing model where the inputs are consistently applied and reflect the contractual terms of the warrant, including the period to maturity, and market-based parameters such as interest rates, and volatility. This model does not contain a high level of subjectivity as the valuation techniques used do not require significant judgment, and inputs thereto are readily observable from actively quoted markets. The fair value of the embedded derivatives are estimated by using pricing models, where some of the inputs to those models are based on readily observable market parameters and some inputs require valuation techniques using subjectivity and judgment.
Long-term liabilities on the balance sheet at June 30, 2009 and March 31, 2009 include the fair value of the stock warrant and the embedded derivatives. Included in the table below is the change in fair value recorded as a component of other income during the three months ended June 30, 2009 and 2008 is summarized as follows:

		Embedded Derivatives
(in thousands)	Stock Warrant Liability	Liability
Balance, March 31, 2008	$490	$1,406
Change in fair value	(330)	191

Balance, June 30, 2008	$160	$1,597

Balance, March 31, 2009	$550	$1,555
Change in fair value	(153)	81

Balance, June 30, 2009	$397	$1,636

In accordance with SFAS 157, the following table represents our fair value hierarchy for our financial liabilities measured at fair value on a recurring basis as of June 30, 2009 and March 31, 2009. There were no financial assets subject to the provisions of SFAS 157 as of June 30, 2009 and March 31, 2009:

(in thousands)	Level 1	Level 2	Level 3	Total
Derivative liabilities:
Stock warrant as of June 30, 2009	$—	$397	$—	$397
Stock warrant as of March 31, 2009	$—	$550	$—	$550

Embedded derivatives as of June 30, 2009	$—	$—	$1,636	$1,636
Embedded derivatives as of March 31, 2009	$—	$—	$1,555	$1,555

Image Entertainment, Inc.
Notes To Consolidated Financial Statements
(Unaudited)
Long-term debt at June 30, 2009 and March 31, 2009 consisted of the following:

(In thousands)	June 30, 2009	March 31, 2009
Subordinated senior convertible note, less debt discount of $339-June 30, 2009; $447-March 31, 2009	$12,661	$12,553
Subordinated manufacturing advance obligation, less debt discount of $110-June 30, 2009; $180-March 31, 2009	2,679	3,204

	15,340	15,757
Current portion of long-term debt, less debt discount of $381-June 30, 2009; $514-March 31, 2009	9,409	10,094

Long-term debt less current portion and debt discount	$5,931	$5,663

Note 10. Net Earnings (Loss) per Share Data.
The following presents a reconciliation of the numerators and denominators used in computing basic and diluted net earnings (loss) per share for the three months ended June 30, 2009 and 2008:

(In thousands, except per share data)	2009	2008

Net earnings (loss) — basic and diluted numerator	$(3,030)	$1,696

Weighted-average common shares outstanding — basic denominator	21,856	21,856
Effect of dilutive securities	—	—

Weighted-average common shares outstanding — diluted denominator	21,856	21,856

Basic and diluted net earnings (loss) per share	$(.14)	$.08

Outstanding common stock options and warrants not included in the computation of diluted net earnings (loss) per share totaled 3,369,000 and 3,414,000, respectively, for the three months ended June 30, 2009 and 2008. They were excluded as their effect would be antidilutive.
Note 11. Other Income.
Other income of $1.54 million for the three months ended June 30, 2009 includes:
•	$1.47 million in business interruption fees in accordance with a merger agreement terminated in April 2009.

•	$72,000 in noncash income resulting from the change in fair value of a warrant and embedded derivatives.
Other income of $2.97 million for the three months ended June 30, 2008 includes:
•	$2.0 million received pursuant to a settlement agreement relating to a merger agreement terminated in February 2008.

•	$1.025 million pursuant to the termination of an agreement with a content supplier.

•	$139,000 in noncash income resulting from the change in fair value of a warrant and embedded derivatives.
Note 12. Segment Information.
In accordance with the requirements of SFAS No. 131, “Disclosures about Segments of and Enterprises and Related Information,” selected financial information regarding our three reportable business segments, domestic, digital and international, are presented below. Domestic wholesale distribution of home entertainment programming on DVD and Blu-ray accounted for approximately 89% of our net revenue for the three months ended June 30, 2009, and 92% of our net revenue for the three months ended June 30, 2008. Management evaluates segment performance based primarily on net revenues, operating costs and expenses and earnings (loss) before income taxes. Interest income and expense is evaluated on a consolidated basis and not allocated to our business segments.

Image Entertainment, Inc.
Notes To Consolidated Financial Statements
(Unaudited)
For the Three Months Ended June 30, 2009:

	2009
(In thousands)	Domestic	Digital	International	Consolidated
Net revenues	$22,612	$670	$402	$23,684
Operating costs and expenses	26,611	521	469	27,601

Earnings (loss) from operations	(3,999)	149	(67)	(3,917)
Other income	912	—	—	912

Earnings (loss) before income taxes	$(3,087)	$149	$(67)	$(3,005)

For the Three Months Ended June 30, 2008:

	2008
(In thousands)	Domestic	Digital	International	Consolidated
Net revenues	$31,309	$756	$512	$32,577
Operating costs and expenses	31,676	754	528	32,958

Earnings (loss) from operations	(367)	2	(16)	(381)
Other income	2,095	—	—	2,095

Earnings (loss) before income taxes	$1,728	$2	$(16)	$1,714

	As of
(In thousands)	June 30, 2009	March 31, 2009
Total assets:
Domestic	$80,078	$83,188
Digital	369	800
International	761	725

Consolidated total assets	$81,208	$84,713

Note 13. Subsequent Events.
Amendment to the Senior Convertible Note and Loan and Security Agreement
On July 30, 2009, the potential due date for a bi-annual $4 million principal payment, we entered into a Second Amendment and Exchange Agreement (Second Exchange Agreement) with Portside, the holder of our 7.875% senior convertible note due 2011 (Original Note) in the principal amount of $13 million, pursuant to which we exchanged the Original Note solely for an 8.875% amended restated senior convertible note in the principal amount of $15,701,000 (Amended Note). The $2,701,000 increase to the note represents 20% of the principal and accrued interest under the Original Note through July 30, 2009.
The Second Exchange Agreement avoided a default under the Original Note and allowed us and our financial advisor, Houlihan Lokey Howard & Zukin Capital, Inc., to continue the process of evaluating strategic alternatives, including potential financing or sale transactions, without the necessity of funding the bi-annual $4 million principal payment on July 30, 2009.
Upon the occurrence of an event of default, the Original Note provided Portside the right to demand redemption at a price equal to 120% of the sum of the then-outstanding principal amount and accrued interest and penalties, and provided for default interest at the rate of 12%. Upon a change in control, the Original Note granted to Portside the right to demand redemption of the Original Note at a price equal to 120% of the sum of the then-outstanding principal amount and accrued interest and penalties. The Amended Note eliminates the provisions of the Original Note relating to redemption premium in the event of a future default or change in control.
The Amended Note is convertible into up to 3,694,346 shares of our common stock at a conversion price of $4.25 per share, subject to anti-dilution and other adjustments. We may force conversion if the closing sales price of our common stock is at least 180% of the then-effective conversion price for 20 consecutive trading days. We may not force Portside to acquire by conversion more than 4.99% of the issued and outstanding shares of our common stock (the “Maximum Percentage”). However, Portside may increase or decrease the Maximum Percentage to any other percentage not in excess of 9.99% by written notice to us.

Image Entertainment, Inc.
Notes To Consolidated Financial Statements
(Unaudited)
The Amended Note matures on August 30, 2011, which maturity date may be extended under certain circumstances at Portside’s option. Upon delivery of appropriate notice, Portside may require a $4 million principal payment (plus accrued interest) on October 30, 2009. The $4 million principal payment may be further deferred until November 30, 2009 if we enter into a written agreement with a bona fide purchaser, prior to October 30, 2009, that would result in a change of control of Image. Portside may require additional $4 million principal payments (plus accrued interest) on January 30, 2010, January 30, 2011 and July 30, 2011, upon delivery of appropriate notice. The default interest rate is 12%, should any future event of default occur. Accrued interest on the Amended Note is payable quarterly in arrears either in cash or in stock based upon a formula tied to the lower of a conversion price or market price. Portside maintains its security interest in all of our assets in third position behind Wachovia and Arvato. The Amended Note is guaranteed by our subsidiaries.
We currently do not expect that cash flows from operations will be sufficient to fund the $4 million principal payment that may be due on October 30, 2009 or November 30, 2009, and may not be able to pay any of the remaining principal payments as required. At this time, we do not know if Portside will be willing to further restructure the debt or, if willing, on terms acceptable to us.
If we are unable to reach agreement with Portside prior to the October 30, 2009 or November 30, 2009 potential payment due date or any extension that Portside may grant us, our failure to repay the debt will result in an event of default which, if not cured or waived, would cause cross-default of our other debt agreements, including the Loan Agreement, causing such debt to be immediately due and payable. Should we be able to refinance our debt, the incurrence of additional indebtedness would result in increased fiscal interest payment obligations and could contain restrictive covenants. The sale of additional equity or convertible debt securities may result in dilution to our stockholders and the granting of superior rights to the investors. These additional sources of funds may not be available or, if available, may not be available on terms acceptable to us.
In connection with the Second Exchange Agreement and issuance of the Amended Note, we entered into a third amendment to the Loan Agreement with Wachovia. The amendment provided Wachovia’s consent to the Second Exchange Agreement and the Amended Note in exchange for a $50,000 amendment fee.
Wachovia and Portside are parties to a Subordination Agreement which provides, among other things, that in the event of a default under the Amended Note, Wachovia has the right to prevent Portside from taking certain action to enforce its rights under the Amended Note for up to 180 days (the “Standstill Period”). In connection with consenting to the Second Exchange Agreement, Wachovia has agreed that the 180 day Standstill Period will be deemed to commence on July 31, 2009.
The Company has performed an evaluation of subsequent events through August 14, 2009, the date the Company issued these financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. As described at the beginning of this Quarterly Report under the heading “Forward-Looking Statements,” our actual results could differ materially from those anticipated in these forward-looking statements. Factors that could contribute to such differences include those discussed elsewhere in this Quarterly Report under the heading “Forward-Looking Statements.” You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report. Except as may be required under federal law, we undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur.
You should read the following discussion and analysis in conjunction with our consolidated financial statements and related footnotes included in Item 1 of this Quarterly Report and with our audited consolidated financial statements and notes thereto, and with the information under the headings entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” in our most recent Annual Report on Form 10-K.
Overview
We are a leading independent licensee and distributor of entertainment programming in North America. We have three business segments:
•	domestic (which consists of the United States and Canada);

•	digital; and

•	international.
Our domestic segment primarily consists of the acquisition, production and distribution of exclusive DVD/Blu-ray Disc® (Blu-ray) content in North America and the exploitation of our North American broadcast and non-theatrical rights. Our digital segment consists of revenues generated by the digital distribution of our exclusive content via video-on-demand, streaming video and downloading. Our international segment includes the international video sublicensing of all formats and exploitation of broadcast rights outside of North America.
We release our library of exclusive content on a variety of formats and platforms, including DVD, Blu-ray, digital (video-on-demand, electronic sell-through and streaming), broadcast television, cable, satellite, theatrical and non-theatrical exploitation as well as audio CD.
Our focus is on a diverse array of general and specialty content, including:

•	Feature Films	•	Theatrical catalogue films

•	Comedy	•	Independent films

•	Music concerts	•	Foreign films

•	Urban	•	Youth culture/lifestyle

•	Theatre	•	Television

•	Documentaries	•	Gospel
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
Each month, we release an average of 25 new, exclusive DVD releases, including an average of five feature films, 10 to 15 exclusive digital video titles, and three exclusive CD and digital audio titles.
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
Our digital distribution subsidiary, Egami Media, Inc. (Egami), continues to aggressively add numerous video and audio titles to its growing library of exclusive digital rights each month. Egami has established direct relationships with many digital industry-retailers and continues to seek additional distribution partners as they emerge.
First Quarter Fiscal 2010 Highlights
•	Net revenues decreased 27.3% to $23,684,000, compared with net revenues of $32,577,000 for the three months ended June 30, 2008. The reduction in revenues was due to a weaker new release schedule and what we believe to a continuing negative impact on our revenues from the current economic slowdown.
•	Domestic DVD revenues decreased 32.1% to $19.2 million, from $28.2 million for the three months ended June 30, 2008.

•	Domestic Blu-ray revenues decreased 30.4% to $1.3 million, from $1.9 million for the three months ended June 30, 2008.

•	Digital distribution revenues decreased 11.4% to $670,000, from $756,000 for the three months ended June 30, 2008.

•	Broadcast revenues increased 743.0% to $1.4 million, from $165,000 for the three months ended June 30, 2008.
•	Gross profit margins were 20.2%, compared to 22.5% for the three months ended June 30, 2008.

•	Selling expenses approximated 18.7% of net revenues, up from 11.4% of net revenues for the three months ended June 30, 2008, primarily due to:
•	Advertising expenses for our May 2009 limited theatrical release of the feature film Management starring Jennifer Aniston, Steve Zahn and Woody Harrelson were 7.9% of consolidated net revenues for the three months ended June 30, 2009.
•	The DVD and Blu-ray release of Management is scheduled for our second fiscal quarter ending September 30, 2009.
•	General and administrative expenses increased 6.9% to $4,263,000, from $3,988,000, for the three months ended June 30, 2008, primarily due to accrued severance of $406,000, investment banking fees of $120,000 and consulting expenses of $105,000.
•	Loss from operations was $3,917,000, compared to $381,000, for the three months ended June 30, 2008.

•	Other income was $1,541,000 for the three months ended June 30, 2009, compared to $2,970,000 for the three months ended June 30, 2008.
•	We attempted to merge with Nyx Acquisitions, Inc., but the merger agreement was terminated due to Nyx’s inability to obtain the necessary financing to consummate the merger. In April 2009, we received $1.5 million in business interruption fees in connection with the termination of the merger agreement. See “—Recent Events—Merger Agreement Termination” below.
•	Net loss was $3,030,000 ($.14 per diluted share), compared to net earnings of $1,696,000 ($.08 per diluted share), for the three months ended June 30, 2008.

•	We continued to execute a strategic realignment plan and cost reduction plan that began in the fourth quarter of fiscal 2009. See “—Liquidity and Capital Resources — Plans to Improve Our Liquidity” below.

•	On April 1, 2009, we announced the promotion of Rick Eiberg to Chief Operating Officer from Executive Vice President, Operations and Chief Technology Officer and Jeff M. Framer to President in addition to his position as Chief Financial Officer. Mr. Framer will continue to act as Chief Financial Officer until a successor is named.

•	On July 30, 2009, we amended our debt agreement with Portside Growth and Opportunity Fund (Portside), which, among other things, provided for a minimum 90-day extension to the $4 million bi-annual principal payment originally due on July 30, 2009 and our Loan and Security Agreement with Wachovia. See “—Recent Events—Amendment of Senior Convertible Note and Loan and Security Agreement” below.
The highlights above are intended to identify some of our more significant events and transactions during the quarter ended June 30, 2009. Other events that occurred during the quarter ended June 30, 2009 and subsequent to such quarter end are discussed below under “—Recent Events.” However, these highlights are not intended to be a full discussion of our results for the quarter. These highlights should be read in conjunction with the following discussion of “Results of Operations” and “Liquidity and Capital Resources” and with our consolidated financial statements and notes thereto accompanying this Quarterly Report.
Recent Events
Amendment of Senior Convertible Note and Loan and Security Agreement
On July 30, 2009, the potential due date for a bi-annual $4 million principal payment, we entered into a Second Amendment and Exchange Agreement (Second Exchange Agreement) with Portside, the holder of our 7.875% senior convertible note due 2011 (Original Note) in the principal amount of $13 million, pursuant to which Image exchanged the Original Note solely for an 8.875% amended restated senior convertible note in the principal amount of $15.7 million (Amended Note). The $2.7 million increase to the note represents 20% of the principal and accrued interest under the Original Note through July 30, 2009.
The Second Exchange Agreement avoided a default under the Original Note and allowed us and our financial advisor, Houlihan Lokey Howard & Zukin Capital, Inc., to continue the process of evaluating strategic alternatives, including potential financing or sale transactions, without the necessity of funding the bi-annual $4 million principal payment on July 30, 2009.
Upon the occurrence of an event of default, the Original Note provided Portside the right to demand redemption at a price equal to 120% of the sum of the then-outstanding principal amount and accrued interest and penalties, and provided for default interest at the rate of 12%. Upon a change in control, the Original Note granted to Portside the right to demand redemption of the Original Note at a price equal to 120% of the sum of the then- outstanding principal amount and accrued interest and penalties. The Amended Note eliminates the provisions of the Original Note relating to redemption premium in the event of a future default or change in control.

The Amended Note matures on August 30, 2011, which maturity date may be extended under certain circumstances at Portside’s option. Upon delivery of appropriate notice, Portside may require a $4 million principal payment (plus accrued interest) on October 30, 2009. The $4 million principal payment may be further deferred until November 30, 2009 if we enter into a written agreement with a bona fide purchaser, prior to October 30, 2009, that would result in a change of control of Image. Portside may require additional $4 million principal payments (plus accrued interest) on January 30, 2010, January 30, 2011 and July 30, 2011, upon delivery of appropriate notice. The default interest rate is 12%, should any future event of default occur. Accrued interest on the Amended Note is payable quarterly in arrears either in cash or in stock based upon a formula tied to the lower of a conversion price or market price. Portside maintains its security interest in all of our assets in third position behind our senior lender Wachovia Capital Finance Corporation (Wachovia) and our exclusive disc manufacturer Arvato Digital Services (Arvato). The Amended Note is guaranteed by our subsidiaries.
The Amended Note is convertible into up to 3,694,346 shares of our common stock at a conversion price of $4.25 per share, subject to anti-dilution and other adjustments. We may force conversion if the closing sales price of our common stock is at least 180% of the then-effective conversion price for 20 consecutive trading days. We may not force Portside to acquire by conversion more than 4.99% of the issued and outstanding shares of our common stock (the Maximum Percentage). However, Portside may increase or decrease the Maximum Percentage to any other percentage not in excess of 9.99% by written notice to us.
We currently do not expect that cash flows from operations will be sufficient to fund the $4 million principal payment that may be due on October 30, 2009 or November 30, 2009, and may not be able to pay any of the remaining principal payments as required. At this time, we do not know if Portside will be willing to further restructure the debt or, if willing, on terms acceptable to us.
If we are unable to reach agreement with Portside prior to the October 30, 2009 or November 30, 2009 potential payment due date or any extension that Portside may grant us, our failure to repay the debt will result in an event of default which, if not cured or waived, would cause cross-default of our other debt agreements, including our Loan and Security Agreement, as amended (Loan Agreement), with Wachovia, causing such debt to be immediately due and payable. Should we be able to refinance our debt, the incurrence of additional indebtedness would result in increased fiscal interest payment obligations and could contain restrictive covenants. The sale of additional equity or convertible debt securities may result in dilution to our stockholders and the granting of superior rights to the investors. These additional sources of funds may not be available or, if available, may not be available on terms acceptable to us.
In connection with the Second Exchange Agreement and issuance of the Amended Note, we entered into a third amendment to the Loan Agreement with Wachovia. The amendment provided Wachovia’s consent to the Second Exchange Agreement and the Amended Note in exchange for a $50,000 amendment fee.
Wachovia and Portside are parties to a Subordination Agreement that provides, among other things, that in the event of a default under the Amended Note, Wachovia has the right to prevent Portside from taking certain action to enforce its rights under the Amended Note for up to 180 days (Standstill Period). In connection with consenting to the Second Exchange Agreement, Wachovia agreed that the Standstill Period will be deemed to begin running on July 31, 2009.
Amendment of Wachovia Loan Agreement
On June 23, 2009, we entered into a Second Amendment to the Loan Agreement with Wachovia. The amendment provided that we are not required to deliver an unqualified opinion in the report of our independent registered public accounting firm with respect to our audited consolidated financial statements for the fiscal year ended March 31, 2009. As a result of the amendment, the report of our independent registered public accounting firm on our consolidated financial statements for the fiscal year ended March 31, 2009 which includes an explanatory paragraph that expresses substantial doubt regarding our ability to continue as a going concern will not, in and of itself, trigger an event of default under the Loan Agreement. The amendment required that we pay a $50,000 amendment fee.
As noted above under “Amendment to Senior Convertible Note and Loan and Security Agreement,” on July 30, 2009, we entered into a third amendment to the Loan Agreement with Wachovia.

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
After several extensions of the closing date of the Merger and an aggregate business interruption payment by Nyx of $2.5 million, Nyx was unable to secure financing to close the Merger. As a result, on April 17, 2009, we terminated the Merger in accordance with our rights under the Merger Agreement. Pursuant to the second amendment to the Merger Agreement and in partial consideration for further extending the Merger closing date, Nyx agreed to release to us $1.0 million of the $2.5 million then being held in the trust account. The payment was nonrefundable to Nyx and was recorded as other income in fiscal 2009. On April 21, 2009, we received the remaining $1.5 million from the trust account, which is included as a component of other income for the three months ended June 30, 2009.
Distribution Agreement with Universal International Music
In May 2009, we signed a five-year agreement with Universal International Music (UIM), to distribute music and music-related urban programming in Europe, Africa, South America and the Middle East. The agreement, which includes our entire catalog of music and music-related urban titles, as well as upcoming titles in both genres, covers DVD, Blu-ray, digital and television broadcast rights. Our exclusive distribution agreement with Sony for these same territories expired. In the first quarter of fiscal 2010, we received $1.5 million in advances on future royalties earned from UIM’s distribution of our titles in the territories. We recorded the advances as deferred revenue and will record the related revenue based upon the royalty income reporting received from UIM.
AEC’s Parent’s Bankruptcy Filing
In April 2009, Source Interlink Companies Inc. (Source Interlink), parent of Alliance Entertainment LLC (AEC), one of our largest customers, filed for Chapter 11 bankruptcy protection. Net revenues from AEC for fiscal 2009, 2008 and 2007 were $11.8 million, $10.7 million and $11.1 million, respectively. Also in April 2009, two days after their filing, Source Interlink obtained Bankruptcy Court approval to pay its pre-petition creditors, including us, in the ordinary course of business. In May 2009, the Bankruptcy Court approved Source Interlink’s Disclosure Statement, which provided for the payment in full of our claim, along with all of Source Interlink’s general unsecured creditors. On June 19, 2009, Source Interlink completed its reorganization and emerged from bankruptcy. As of August 1, 2009, the outstanding unpaid pre-petition balance was $9,000.
Liquidity and Capital Resources
Going Concern and Liquidity
Our consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. For several years we have incurred significant losses, have not generated sufficient cash to sustain our operations, and have relied on financing activities to supplement cash from operations. The report of our independent registered public accounting firm included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009 contained an explanatory paragraph expressing substantial doubt regarding our ability to continue as a going concern (Going Concern Opinion). The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
We need to restructure our debt and raise funds to cover our operating costs and maturing principal payments to Portside and to execute our growth plans in the near future. Our internal projections of expected cash flows from operations, cash on hand, borrowing availability under our revolving credit facility and credit extended by our trade creditors indicate that our liquidity is not currently, and will not be, sufficient to cover our debts as they come due. As of August 8, 2009, we were past due on approximately $7.9 million in obligations for trade payables, royalty and distribution fees payable and royalty and distribution fee advances. Of the $7.9 million past due, $1.8 million is less than 30 days past due. Our working capital deficit, if not remedied, will also prevent us from making expenditures to continue acquiring higher-profile content and otherwise enhance our business.

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
As of June 30, 2009, we were past due in our obligations to our exclusive disc manufacturer Arvato. Included in the past due obligations balance as of August 8, 2009 discussed above is $3.8 million in past due obligations to Arvato. Of the $3.8 million past due, $1.3 million is less than 30 days past due. Arvato currently has the right to provide us a written notice of default and we then must make payment within 15 days after the notice. As of August 12, 2009, Arvato had not provided us with a written notice of default. We continue working with Arvato to maintain our relationship. If for any reason our relationship with Arvato were to end, it would require a significant amount of time to either scale up our warehousing and distribution services or find a replacement third party provider and effectuate the transition to such third party. We can give no assurance that we could successfully engage another third party provider.
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
Strategic Realignment and Cost Reduction Plan.
We are executing on a plan to realign our organization to drive a streamlined growth strategy through the continued acquisition of cast-driven feature films supported by a core revenue base of programs with proven historical results. This allows us to reduce the number of programs we release each month and therefore reduce our costs. Our goal is to shorten our timeline for return on investment on titles, which is the most critical element in selecting titles for acquisition.
We have also begun executing a cost reduction plan which includes reducing personnel, benefit costs, advertising and other marketing expenditures, travel and trade show expenditures and third party commissions.
•	In February 2009, we reduced corporate headcount by 10%, from 140 to 126 employees, saving approximately $1.5 million in annual personnel costs, including benefits. In June 2009, we further reduced corporate headcount by another 14%, from 126 to 108 employees, saving an additional approximately $1.5 million in annual personnel costs, including benefits. Total annual personnel cost savings is expected to be approximately $3.0 million, including benefits.

•	Other cost reductions are estimated to save an additional $1.0 million in annual general and administrative and selling expenses are being phased in during the current fiscal year. Cost reduction areas include discretionary advertising, trade shows, travel, health care costs, discretionary information technology expenditures and sales commission restructuring.

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
Sources and Uses of Cash for the Three Months Ended June 30, 2009
At June 30, 2009, we had a working capital deficit of $17.8 million compared to a working capital deficit of $18.5 million at March 31, 2009.
Our working capital has historically been generated from the following sources:
•	operating cash flows;

•	availability under our revolving line of credit;

•	private placement of debt and equity instruments;

•	advances from our disc manufacturer; and

•	trade credit.
The more significant sources of working capital during the quarter were:
•	receipt of $1.5 million of business interruption fees in connection with the termination of the Merger Agreement;

•	net borrowings of $135,000 under our revolving line of credit;

•	decreased royalty and distribution fee advances for exclusive content of $2.7 million; and

•	a seasonal increase in accounts payable and accrued liabilities of $1.5 million.
The more significant uses of working capital during the quarter were:
•	increased gross accounts receivable of $2.7 million; and

•	principal payments of $595,000 under our manufacturing advance obligation.
Capital Resources
Cash and Cash Equivalents. As of June 30, 2009, we had cash of $241,000, as compared to $802,000 as of March 31, 2009. As of August 5, 2009, we had cash of $239,000.
Revolving Credit Facility. Our Loan Agreement, as amended, with Wachovia provides us with a revolving line of credit of up to $20 million. Actual borrowing availability under the line is based upon our level of eligible accounts receivable. Eligible accounts receivable primarily include receivables generated by domestic sales of DVD and exclude receivables generated from broadcast, digital and other revenue streams. The term of the Loan Agreement ends on May 4, 2010.
We are required to maintain a minimum fixed charge coverage ratio for each six month period on or after June 30, 2009 of 1.1 to 1.0. If we maintain minimum borrowing availability equal to, or greater than, $2.5 million, our fixed charge coverage ratio is not tested. At June 30, 2009, we were not tested for such covenant compliance because we had availability in excess of the required $2.5 million minimum. Had we been tested, our negative EBITDA would have resulted in a fixed charge coverage ratio less than the required 1.1 to 1.0. At June 30, 2009, our borrowing availability was $1.7 million ($4.2 million based upon eligible accounts receivable less the $2.5 million minimum requirement). Accordingly, we currently have limited working capital.

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
At June 30, 2009 we had $11.1 million outstanding under the revolving line of credit. As of August 5, 2009 we had $10.3 million outstanding.
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
We were in compliance with all financial and operating covenants under the Loan Agreement at June 30, 2009. Given our current liquidity constraints, it is not possible to determine whether we will be in compliance with all financial and operating covenants in the future.
On June 23, 2009, we entered into a Second Amendment to the Loan Agreement with Wachovia. The amendment provided that we are not required to deliver an unqualified opinion in the report of our independent registered public accounting firm with respect to our audited consolidated financial statements for the fiscal year ended March 31, 2009. As a result of the amendment, the report of our independent registered public accounting firm on our consolidated financial statements for the fiscal year ended March 31, 2009 which includes an explanatory paragraph that expresses substantial doubt regarding our ability to continue as a going concern did not, in and of itself, trigger an event of default under the Loan Agreement. See “—Recent Events—Amendment of Senior Convertible Note and Loan and Security Agreement” above.
If we receive a report of our independent registered public accounting firm on our consolidated financial statements for the fiscal year ending March 31, 2010 that includes an explanatory paragraph that expresses substantial doubt regarding our ability to continue as a going concern, a resulting event of default would occur under the Loan Agreement, as amended, with Wachovia upon delivery of the report to Wachovia. Any future defaults under the Loan Agreement, if not waived or cured, would automatically trigger a cross-default under our other debt agreements thereby adversely impacting our ability to continue as a going concern.
Senior Convertible Note. For a discussion of our senior convertible note, See “—Recent Events—Amendment of Senior Convertible Note and Loan and Security Agreement” above.
Subordinated Manufacturing Advance Obligation.. At June 30, 2009, we have $2.8 million remaining outstanding under the original $10 million advance, exclusive of the debt discount. Arvato exclusively manufactures our DVDs and manufactures the majority of our CDs. Principal is repaid at $0.20 per DVD manufactured, plus payment of a $0.04 administrative fee per DVD manufactured. Amortization of the related debt discount is a noncash interest expense and totaled $70,000 and $163,000 for the three months ended June 30, 2009 and 2008, respectively. Amortization of the deferred manufacturing credit totaled $159,000 and $109,000 for the three months ended June 30, 2009 and 2008, respectively, and is included as a component of cost of sales.
Off-Balance Sheet Arrangements
We currently do not have any off-balance sheet arrangements.

Results of Operations
Our consolidated financial information for the three months ended June 30, 2009, should be read in conjunction with our consolidated financial statements and the notes thereto and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our most recent Annual Report on Form 10-K.
Net Revenues
The following table presents consolidated net revenues by reportable business segment for the three months ended June 30, 2009 and 2008, respectively:

	Three Months Ended June 30,
	2009	2008	% Change
	(in thousands)
Net revenues
Domestic	$22,612	$31,309	(27.8)%
Digital	670	756	(11.4)
International	402	512	(21.5)

Consolidated	$23,684	$32,577	(27.3)%

Domestic Revenues. Our domestic net revenues were down by 28% as a result of a weaker new release schedule and what we believe to be the continuing negative impact on our net revenues from the current economic slowdown. During the quarter ended June 30, 2009, new releases did not compare favorably with the quarter ended June 30, 2008 new release of Before the Devil Knows You’re Dead.
The current economic slowdown is forcing retailers to take a hard look at their operations. Since January 1, 2009, we have experienced a significant slowdown in purchases by our retail customers and increased product returns. Our customers seem to be conserving cash by all means possible, including reducing their inventories by buying less, taking all available credits due them and returning stock. This is impacting both our new release and catalogue net revenues. The parent of one of our largest retail customers over the last three fiscal years, AEC, emerged from its Chapter 11 bankruptcy on June 19, 2009, which we anticipate will favorably impact their purchases from us.
Our best selling new releases for the June 2009 quarter as compared to the June 2008 quarter were:

June 2009 Quarter	June 2008 Quarter

Powder Blue	Before the Devil Knows You’re Dead
Incendiary	The Air I Breathe
The Ramen Girl	Numb
Phoebe in Wonderland	The Color of Freedom
The Last Word	The Walker
Lost in Austen	Love and Other Disasters
Body Armour	Mariah Carey: The Adventures of Mimi
Management (Limited Theatrical Release)	Deadliest Catch: Season 3 (Discovery)
Man vs. Wild: Stranded Around the World (Discovery)	Man vs. Wild Collection 1 (Discovery)
Dirty Jobs: Something Fishy (Discovery)	Mythbusters: Collection 3 (Discovery)
Digital Revenues. Digital revenues were down 11.4% as a result of the timing of a renewal of a contract with a customer providing for a non-refundable, non-cross collateralized minimum guarantee.
International Revenue. International revenues were down by 21.5% as a result of transitioning to a new sub-licensee during the June 2009 quarter. In May 2009, we signed a five-year distribution agreement with UIM as discussed above under “—Recent Events—Distribution Agreement with Universal International Music.”

Cost of Sales and Gross Margins
The following table presents consolidated cost of sales by reportable business segment and as a percentage of related segment net revenues for the three months ended June 30, 2009 and 2008, respectively:

	Three Months Ended June 30,
	2009	2008
	(in thousands)
Cost of sales:
Domestic	$18,138	$24,487
Digital	408	483
International	355	278

Consolidated	$18,901	$25,248

			% Change

As a percentage of segment net revenues:
Domestic	80.2%	78.2%	2.0%
Digital	60.9	63.9	(3.0)
International	88.3	54.3	34.0
Consolidated	79.8%	77.5%	2.3%
Our consolidated cost of sales for the quarter ended June 30, 2009 were $18,901,000, or 79.8% of net revenues, compared to $25,248,000, or 77.5% of net revenues, for the same quarter last year. Accordingly, our consolidated gross margins for the June 2009 quarter were $4,783,000, or 20.2% of net revenues, compared to 22.5% for the June 2008 quarter.
Domestic Gross Margins. Gross margins for our domestic segment, as a percentage of segment net revenues, decreased by 2.0% to 19.8% for the three months ended June 30, 2009, from 21.8% for the three months ended June 30, 2008. Items affecting our gross margins include:
•	the sales mix of individual titles because each of our exclusive agreements has differing terms;

•	the strength of a title’s sales performance;

•	the selling price of a title;

•	the costs that we are responsible for, including disc manufacturing costs; and

•	third party net profit participations, specifically the royalty rates, distribution fees retained and profit splits inherent in the agreements.
Some specific factors contributing to the decrease in segment domestic gross profit margins for the three months ended June 30, 2009, as compared to the three months ended June 30, 2008 were:
•	the amortization of $310,000 in theatrical print costs for our feature film Management;

•	a less favorable gross margin mix of titles sold during the June 2009 quarter as compared to the June 2008 quarter; and

•	a 2.0% increase in the accrual for expected payout of market development funds, as a percentage of gross revenues, offered customers for sales through the June 2009 quarter, as compared to the June 2008 quarter.

•	Partially offsetting the decrease in segment domestic gross profit margins for the three months ended June 30, 2009, as compared to the three months ended June 30, 2008 was a 1.2% of net revenues decrease in freight and fulfillment charges as a result of comparatively reduced smaller package shipments and special handing requirements during the June 2009 quarter.
Digital Gross Margins. Gross margins for the digital segment, as a percentage of segment net revenues, increased by 3.0% to 39.1% for the June 2009 quarter, as compared to 36.1% for the June 2008 quarter, as a result of a more favorable net revenue mix of digital content.
International Gross Margins. Gross margins for the international segment, as a percentage of segment net revenues, decreased by 34% to 11.7% for the three months ended June 30, 2009, from 45.7% for the three months ended June 30, 2008. We amortized a greater portion of costs during the three months ended June 30, 2009, including subtitling relating to titles for international broadcast and sublicense.

Selling Expenses
The following table presents consolidated selling expenses by reportable business segment and as a percentage of related segment net revenues for the three months ended June 30, 2009 and 2008, respectively:

	Three Months Ended June 30,
	2009	2008	% Change
	(in thousands)
Selling expenses:
Domestic	$4,294	$3,521	22.0%
Digital	36	48	(25.0)
International	107	153	(30.1)

Consolidated	$4,437	$3,722	19.2%

As a percentage of segment net revenues:
Domestic	19.0%	11.2%	7.8%
Digital	5.4	6.3	(0.9)
International	26.6	29.9	(3.3)
Consolidated	18.7%	11.4%	7.3%
Domestic Selling Expenses. The increase in domestic selling expenses, as a percentage of net revenue, for the June 2009 quarter was primarily due the expensing of costs related to the May 2009 limited theatrical release of our feature film Management, starring Jennifer Aniston, Steve Zahn and Woody Harrelson. Almost all of our projected revenues for this feature film will begin to be generated in our second quarter ending September 30, 2009, upon the release of the standard DVD and Blu-ray version of the film. We expensed the advertising costs associated with the theatrical release of Management during the June 2009 quarter, the quarter in which the advertising took place. These costs are deductible by us from the producer’s share of distribution proceeds. Advertising and other costs expensed during the June 2009 quarter related to the theatrical release of Management totaled $1.9 million, or 8.3% of domestic net revenues. Additionally, domestic selling expenses, as a percentage of net revenue, for the June 2009 quarter were also higher as a result of the spreading of fixed selling expenses over lower comparative quarterly revenues.
Digital and International Selling Expenses. The decrease in digital and international selling expenses is a result of the strategic realignment of our operations. We have reduced personnel specifically allocated to our digital and international operations, therefore reducing the costs of these segments.
General and Administrative Expenses
The following table presents consolidated general and administrative expenses by reportable business segment and as a percentage of related segment net revenues for the three months ended June 30, 2009 and 2008, respectively:

	Three Months Ended June 30,
	2009	2008	% Change
	(in thousands)
General and administrative expenses:
Domestic	$4,179	$3,669	13.9%
Digital	77	223	(65.5)
International	7	96	(92.7)

Consolidated	$4,263	$3,988	6.9%

As a percentage of segment net revenues:
Domestic	18.5%	11.7%	6.8%
Digital	11.5	29.5	(18.0)
International	1.7	18.8	(17.1)
Consolidated	18.0%	12.2%	5.8%
Domestic General and Administrative Expenses. The increase in domestic general and administrative expenses for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008 was due to the following:
•	severance accrual related to the June 2009 staff reduction of $406,000;

•	investment banking fees of $120,000;

•	consulting fees of $105,000 paid to EIM Capital Management, Inc. (EIM). EIM is wholly-owned and managed by Mr. Martin W. Greenwald, who is the Chairman of our Board of Directors; and

•	Nyx merger-related expenses of $77,000.

Partially offsetting the above increases was a reduction in personnel costs of $267,000;
The three months ended June 30, 2008 included legal expenses related to the proposed merger with BTP Acquisition Company LLC (BTP) and the resolution of the related disputes of $221,000.
Digital and International General and Administrative Expenses. The decrease in digital and international general and administrative expenses is a result of the strategic realignment of our operations. We have reduced personnel specifically allocated to our digital and international operations, therefore the reducing the costs of these segments.
Other Income
Other income of $1.54 million for the three months ended June 30, 2009 included:
•	$1.47 million in business interruption fees in accordance with the Merger Agreement that was terminated in April 2009; and

•	$72,000 in noncash income resulting from the change in fair value of a warrant and embedded derivatives.
Other income of $2.97 million, net for the three months ended June 30, 2008 included:
•	$2.0 million received pursuant to a settlement agreement relating to the merger agreement with BTP that was terminated in February 2008;

•	$1.025 million pursuant to the termination of an agreement with a content supplier; and

•	$139,000 in noncash income resulting from the change in fair value of a warrant and embedded derivatives.
Interest Expense

	Three Months Ended June 30,
	2009	2008	% Change
	(in thousands)
Noncash amortization of debt discount	$179	$305	(41.3)%
Noncash amortization of deferred financing costs	76	97	21.6
Cash interest expense, net of interest income	374	473	(20.9)

Interest expense, net of interest income	$629	$875	(28.1)%

As a percentage of net revenues	2.7%	2.7%	—%
Interest expense, net of interest income, for the three months ended June 30, 2009, decreased to $629,000, from $875,000, for the three months ended June 30, 2008 primarily as a result of reduced interest bearing debt levels. Net noncash charges to interest expense, representing amortization of the Arvato manufacturing advance debt discount, convertible note debt discount and deferred financing costs for the three months ended June 30, 2009, totaled $255,000 compared to $402,000 for the three months ended June 30, 2008.
Income Taxes
We recorded Federal and State tax expenses of approximately $25,000 for the quarter ended June 30, 2009, using an estimated effective tax rate of 9.0% for fiscal 2010. The tax rate is lower than statutory rates due to the utilization of net operating loss carryforwards. We recorded Federal and State tax expenses of $18,000 for the quarter ended June 30, 2008.
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

Consolidated Net Earnings (Loss)
For all of the foregoing reasons, our net loss for the three months ended June 30, 2009, was $3,030,000, or $0.14 per diluted share, compared to net earnings for the three months ended June 30, 2008 of $1,696,000, or $0.08 per diluted share.
Critical Accounting Policies and Procedures
There have been no significant changes in the critical accounting policies disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our most recent Annual Report on Form 10-K for the fiscal year ended March 31, 2009.
Revenue sharing with some of our rental customers is becoming a material portion of our revenues as a result of our feature film distribution on DVD and Blu-ray. Under revenue sharing arrangements, rental revenue is recognized when we are entitled to receipts and such receipts are determinable based upon reporting received from our customers.
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
Interest Rate Fluctuations
At June 30, 2009, approximately $11.1 million of our outstanding borrowings were subject to changes in interest rates. We do not use derivatives to manage this risk. This exposure is linked to the prime rate and LIBOR.
Management believes that moderate changes in the prime rate or LIBOR would not materially affect our operating results or financial condition. For example, a 10.0% change in interest rates at June 30, 2009 would result in an approximate $44,000 annual impact on pretax earnings (loss) based upon our outstanding borrowings at June 30, 2009.
Foreign Exchange Rate Fluctuations
At June 30, 2009, a nominal amount of our accounts receivable was related to international distribution and denominated in foreign currencies. These receivables are subject to future foreign exchange rate risk and could become significant in the future. We distribute some of our licensed DVD programming (for which we hold international distribution rights) internationally through sub-licensees. Additionally, we exploit international broadcast rights to some of our exclusive entertainment programming (for which we hold international broadcast rights). Management believes that moderate changes in foreign exchange rates will not materially affect our operating results or financial condition. To date, we have not entered into foreign currency exchange contracts to manage this risk.

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
Item 1A. Risk Factors.
Our results of operations and financial condition are subject to numerous risks and uncertainties described in our Annual Report on Form 10-K for our fiscal year ended March 31, 2009, filed on June 29, 2009. You should carefully consider these risk factors in conjunction with the other information contained in this Quarterly Report. Should any of these risks materialize, our business, financial condition and future prospects could be negatively impacted. As of June 30, 2009, there have been no material changes to the risk factors set forth in the above-referenced Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Submission of Matters to a Vote of Security Holders.
None.
Item 5. Other Information.
None.

Item 6. Exhibits.

2.1
Third Amendment to Agreement and Plan of Merger, dated April 8, 2009, among Nyx Acquisitions, Inc., The Conceived Group, Inc., and Image Entertainment, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File No. 000- 11071) filed on April 10, 2009).

2.2
Fourth Amendment to Agreement and Plan of Merger, dated April 14, 2009, among Nyx Acquisitions, Inc., The Conceived Group, Inc., and Image Entertainment, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File No. 000- 11071) filed on April 17, 2009).

4.1
Second Amendment and Exchange Agreement, dated July 30, 2009, by and among Image Entertainment, Inc. and Portside Growth and Opportunity Fund (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-11071) filed on July 31, 2009).

4.2
Amended and Restated Senior Secured Convertible Note, dated July 30, 2009 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-11071) filed on July 31, 2009).

10.1
Consulting Agreement, dated as of April 1, 2009, by and between Image Entertainment, Inc. and EIM Capital Management, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-11071) filed on April 3, 2009).

10.2
Employment Agreement, dated as of March 31, 2009, between Image Entertainment, Inc. and Jeff M. Framer (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-11071) filed on April 10, 2009).

10.3
Employment Agreement, dated as of March 31, 2009, between Image Entertainment, Inc. and Bill Bromiley (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 000-11071) filed on April 10, 2009).

10.4
Employment Agreement, dated as of March 31, 2009, between Image Entertainment, Inc. and Derek Eiberg (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 000-11071) filed on April 10, 2009).

10.5
Second Amendment to Loan and Security Agreement, dated as of June 23, 2009, between Wachovia Capital Finance Corporation (Western), Image Entertainment, Inc., Egami Media, Inc. and Image Entertainment (UK), Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-11071) filed on June 25, 2009).

10.6
Image Entertainment, Inc. 2008 Stock Awards and Incentive Plan (as amended and restated on May 1, 2009) (incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K (File No. 000-11071) filed on June 29, 2009).

10.7
Form of Nonqualified Stock Option Agreement for the Image Entertainment, Inc. 2008 Stock Awards and Incentive Plan (incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K (File No. 000-11071) filed on June 29, 2009).

10.8
Form of Incentive Stock Option Agreement for the Image Entertainment, Inc. 2008 Stock Awards and Incentive Plan (incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K (File No. 000-11071) filed on June 29, 2009).

10.9
Waiver and Release Agreement, dated as of June 11, 2009, by and between Image Entertainment, Inc. and David Borshell (incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K (File No. 000-11071) filed on June 29, 2009).

10.10
Third Amendment to Loan and Security Agreement, dated as of July 30, 2009, between Wachovia Capital Finance Corporation (Western), Image Entertainment, Inc., Egami Media, Inc. and Image Entertainment (UK), Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-11071) filed on July 31, 2009).

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

IMAGE ENTERTAINMENT, INC.
Date: August 14, 2009	By:	/s/ JEFF M. FRAMER
Jeff M. Framer
President and Chief Financial Officer (Authorized Officer and Principal Executive and Financial and Chief Accounting Officer)

EXHIBIT INDEX

2.1
Third Amendment to Agreement and Plan of Merger, dated April 8, 2009, among Nyx Acquisitions, Inc., The Conceived Group, Inc., and Image Entertainment, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File No. 000- 11071) filed on April 10, 2009).

2.2
Fourth Amendment to Agreement and Plan of Merger, dated April 14, 2009, among Nyx Acquisitions, Inc., The Conceived Group, Inc., and Image Entertainment, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File No. 000- 11071) filed on April 17, 2009).

4.1
Second Amendment and Exchange Agreement, dated July 30, 2009, by and among Image Entertainment, Inc. and Portside Growth and Opportunity Fund (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-11071) filed on July 31, 2009).

4.2
Amended and Restated Senior Secured Convertible Note, dated July 30, 2009 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-11071) filed on July 31, 2009).

10.1
Consulting Agreement, dated as of April 1, 2009, by and between Image Entertainment, Inc. and EIM Capital Management, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-11071) filed on April 3, 2009).

10.2
Employment Agreement, dated as of March 31, 2009, between Image Entertainment, Inc. and Jeff M. Framer (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-11071) filed on April 10, 2009).

10.3
Employment Agreement, dated as of March 31, 2009, between Image Entertainment, Inc. and Bill Bromiley (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 000-11071) filed on April 10, 2009).

10.4
Employment Agreement, dated as of March 31, 2009, between Image Entertainment, Inc. and Derek Eiberg (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 000-11071) filed on April 10, 2009).

10.5
Second Amendment to Loan and Security Agreement, dated as of June 23, 2009, between Wachovia Capital Finance Corporation (Western), Image Entertainment, Inc., Egami Media, Inc. and Image Entertainment (UK), Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-11071) filed on June 25, 2009).

10.6
Image Entertainment, Inc. 2008 Stock Awards and Incentive Plan (as amended and restated on May 1, 2009) (incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K (File No. 000-11071) filed on June 29, 2009).

10.7
Form of Nonqualified Stock Option Agreement for the Image Entertainment, Inc. 2008 Stock Awards and Incentive Plan (incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K (File No. 000-11071) filed on June 29, 2009).

10.8
Form of Incentive Stock Option Agreement for the Image Entertainment, Inc. 2008 Stock Awards and Incentive Plan (incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K (File No. 000-11071) filed on June 29, 2009).

10.9
Waiver and Release Agreement, dated as of June 11, 2009, by and between Image Entertainment, Inc. and David Borshell (incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K (File No. 000-11071) filed on June 29, 2009).

10.10
Third Amendment to Loan and Security Agreement, dated as of July 30, 2009, between Wachovia Capital Finance Corporation (Western), Image Entertainment, Inc., Egami Media, Inc. and Image Entertainment (UK), Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-11071) filed on July 31, 2009).

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