Form 10-Q
period 2009-09-30
IMAGE ENTERTAINMENT INC
filed 2009-11-16
CIK 216324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009.

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
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares outstanding of the issuer’s common stock on November 5, 2009: 21,855,718

IMAGE ENTERTAINMENT, INC.
INDEX TO FORM 10-Q

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2009 (Quarterly Report) of Image Entertainment, Inc. (we, us, our, or Image) includes forward-looking statements that involve risks and uncertainties within the meaning of the Private Securities Litigation Reform Act of 1995. Other than statements of historical fact, all statements made in this Quarterly Report are forward-looking, including, but not limited to, statements regarding industry prospects, future results of operations or financial position, and statements of our intent, belief and current expectations about our strategic direction, prospective and future financial results and condition. In some cases, forward-looking statements may be identified by words such as will, should, expect, plan, anticipate, believe, estimate, continue, future, intend or similar words. Forward-looking statements involve risks and uncertainties that are inherently difficult to predict, which could cause actual outcomes and results to differ materially from our expectations, forecasts and assumptions. The following important factors, in addition to those discussed elsewhere in this Quarterly Report, could affect our future results and could cause those results to differ materially from those expressed in such forward-looking statements:
•	our ability to continue as a going concern and the report of our independent registered public accounting firm for the fiscal year ended March 31, 2009 that expressed substantial doubt about our ability to continue as a going concern;
•	our ability to service our principal and interest obligations on our outstanding debt or otherwise renegotiate or refinance future payments on our outstanding debt, including the potential December 11, 2009 and January 30, 2010 principal and interest payments on our senior convertible note, which renegotiation may not be successful and refinancing may not be available on favorable terms, if at all, which may trigger defaults under our other debt agreements, create liquidity issues, potentially force us to file for protection from our creditors under Chapter 11 of the U.S. Bankruptcy Code and prevent us from continuing as a going concern;
•	our limited funds and limited access to financing, which may inhibit us from acquiring desirable programming or continuing as a going concern or could potentially force us to file for protection from our creditors under Chapter 11 of the U.S. Bankruptcy Code;
•	our liquidity substantially depends on our ability to borrow against our revolving line of credit, which may not have any or sufficient availability for us to operate our business;
•	our inability to acquire cast-driven finished feature film content or sell feature film content;
•	the ability of our DVD manufacturer to continue to manufacture and fulfill orders to our customers while we are past due on the payables to such manufacturer;
•	the ability of our common stock to continue trading on The NASDAQ Stock Market;
•	our need to pay past due amounts to our exclusive DVD manufacturer and exclusive provider of warehouse and distributor services, which if not paid, could result in a termination of our replication and fulfillment agreement thereby adversely impacting our business;
•	our history of losses and the potential of additional losses;
•	changing public and consumer taste, which may among other things, affect the entertainment and consumer products businesses generally;
•	decreasing retail shelf space for our industry that may impact our business;
•	the effect of the ongoing current economic slowdown on the willingness of consumers and retailers to purchase our products;
•	our high concentration of sales to relatively few customers and titles;
•	further sales or dilution of our equity, which may adversely affect the market price of our common stock;
•	increased competitive pressures, both domestically and internationally, which may, among other things, affect the performance of our business operations and profit margins;
•	changes in the mix of titles sold to customers and/or customer-spending patterns;
•	changes in U.S. and global financial and equity markets, including market disruptions and significant interest rate fluctuations, which may impede our access to, or increase the cost of, external financing for our operations and investments;
•	changes in company-wide or business-unit strategies, which may result in changes in the types or mix of businesses in which we are involved or choose to invest;

•	technological developments that may affect the distribution of our products or create new risks to our ability to protect our intellectual property;
•	legal and regulatory developments that may affect the protection of intellectual property; and
•	imposition by foreign countries of trade restrictions on motion picture or television content requirements or quotas, and changes in international tax laws or currency controls.
               All forward-looking statements should be evaluated with the understanding of inherent uncertainty. The inclusion of such forward-looking statements should not be regarded as a representation that contemplated future events, plans or expectations will be achieved. Unless otherwise required by law, we undertake no obligation to release publicly any updates or revisions to any such forward-looking statements that may reflect events or circumstances occurring after the date of this Quarterly Report. Important factors that could cause or contribute to such material differences include those discussed above and in Part I, Item 1A. “Risk Factors” in our most recent Annual Report on Form 10-K filed on June 29, 2009 and in Part II, Item 1A. “Risk Factors” in this Quarterly Report. You are cautioned not to place undue reliance on such forward-looking statements.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
IMAGE ENTERTAINMENT, INC.
Consolidated Balance Sheets
September 30, 2009 and March 31, 2009
ASSETS

	September 30, 2009	March 31, 2009
(In thousands)	(unaudited)	(audited)
Current assets:
Cash and cash equivalents	$273	$802
Accounts receivable, net of allowances of $8,701 — September 30, 2009; $10,217 — March 31, 2009	26,968	19,376
Inventories	13,417	14,629
Royalty and distribution fee advances	12,785	16,570
Prepaid expenses and other assets	1,068	1,545

Total current assets	54,511	52,922

Noncurrent inventories, principally production costs	2,726	2,506
Noncurrent royalty and distribution advances	16,348	21,188
Property, equipment and improvements, net	1,633	2,161
Goodwill	5,715	5,715
Other assets	188	221

	$81,121	$84,713

See accompanying notes to consolidated financial statements

IMAGE ENTERTAINMENT, INC.
Consolidated Balance Sheets
September 30, 2009 and March 31, 2009
LIABILITIES AND STOCKHOLDERS’ EQUITY

	September 30, 2009	March 31, 2009
(In thousands, except share data)	(unaudited)	(audited)
Current liabilities:
Accounts payable	$12,662	$12,761
Accrued liabilities	4,914	5,626
Accrued royalties and distribution fees	17,860	20,777
Accrued music publishing fees	6,242	6,222
Deferred revenue	6,654	5,035
Revolving credit facility	12,709	10,933
Current portion of long-term debt, net of debt discount	10,026	10,094

Total current liabilities	71,067	71,448

Long-term debt, net of current portion	7,701	5,663
Other long-term liabilities, less current portion	1,420	2,105

Total liabilities	80,188	79,216

Commitments and Contingencies
Stockholders’ equity:
Preferred stock, $.0001 par value, 25 million shares authorized; none issued and outstanding	—	—
Common stock, $.0001 par value, 100 million shares authorized; 21,856,000 issued and outstanding at September 30, 2009 and March 31, 2009, respectively	2	2
Additional paid-in capital	52,773	52,693
Accumulated deficit	(51,842)	(47,198)

Net stockholders’ equity	933	5,497

	$81,121	$84,713

See accompanying notes to consolidated financial statements

IMAGE ENTERTAINMENT, INC.
Consolidated Statements of Operations
(unaudited)
For the Three and Six Months Ended September 30, 2009 and 2008

	Three Months Ended		Six Months Ended
	September 30,	September 30,	September 30,	September 30,
(In thousands, except per share data)	2009	2008	2009	2008
NET REVENUES	$29,840	$32,389	$53,524	$64,966

OPERATING COSTS AND EXPENSES:
Cost of sales	22,245	24,356	41,146	49,604
Selling expenses	2,480	4,043	6,917	7,765
General and administrative expenses	3,533	3,594	7,796	7,582

	28,258	31,993	55,859	64,951

EARNINGS (LOSS) FROM OPERATIONS	1,582	396	(2,335)	15
OTHER EXPENSES (INCOME):
Interest expense, net	606	863	1,235	1,738
Loss on extinguishment of debt	2,181	—	2,181	—
Other expense (income)	405	(46)	(1,136)	(3,016)

	3,192	817	2,280	(1,278)

EARNINGS (LOSS) BEFORE PROVISION FOR INCOME TAXES	(1,610)	(421)	(4,615)	1,293
PROVISION FOR INCOME TAXES	4	44	29	62

NET EARNINGS (LOSS)	$(1,614)	$(465)	$(4,644)	$1,231

NET EARNINGS (LOSS) PER SHARE:
Net earnings (loss) — basic and diluted	$(.07)	$(.02)	$(.21)	$.06

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	21,856	21,856	21,856	21,856

See accompanying notes to consolidated financial statements

IMAGE ENTERTAINMENT, INC.
Consolidated Statements of Cash Flows
(unaudited)
For the Six Months Ended September 30, 2009 and 2008

(In thousands)	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)	$(4,644)	$1,231
Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
Amortization of production costs	2,121	2,179
Depreciation and other amortization	795	1,453
Provision (benefit) for doubtful accounts, sales returns and other credits	(1,386)	2,225
Provision for lower of cost or market inventory writedowns	411	740
Accelerated amortization and fair value writedown of advance royalty and distribution fees	1,297	595
Loss on extinguishment of debt	2,181	—
Change in fair values of warrant and embedded derivatives	333	(185)
Stock-based compensation expense	80	34
Changes in assets and liabilities associated with operating activities:
Accounts receivable	(6,206)	(6,441)
Inventories	268	24
Royalty and distribution fee advances	4,074	(4,275)
Production cost expenditures	(1,808)	(2,552)
Prepaid expenses and other assets	371	462
Accounts payable, accrued royalties, fees and liabilities	(454)	3,380
Deferred revenue	1,619	(3,408)

Net cash used in operating activities	(948)	(4,538)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used in investing activities — capital expenditures	$(57)	$(245)

See accompanying notes to consolidated financial statements

IMAGE ENTERTAINMENT, INC.
Consolidated Statements of Cash Flows, Continued
(unaudited)
For the Six Months Ended September 30, 2009 and 2008

(In thousands)	2009	2008
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facility	$46,570	$66,965
Repayments of borrowings under revolving credit facility	(44,794)	(61,365)
Repayments of long-term debt	(1,300)	(1,670)

Net cash provided by financing activities	476	3,930

NET DECREASE IN CASH AND CASH EQUIVALENTS:	(529)	(853)
Cash and cash equivalents at beginning of period	802	1,606

Cash and cash equivalents at end of period	$273	$753

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$751	$932
Income taxes	$74	$111

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
We need to restructure our debt and raise funds to cover our operating costs and maturing principal payments on our senior secured convertible note held by Portside Growth and Opportunity Fund (Portside) and execute our growth plans in the near future. See “Note 13 Subsequent Events” for information regarding our recent amendments with Portside that extended the next potential $4 million principal payment due date from October 30, 2009 to December 11, 2009 or, under certain circumstances, January 30, 2010. We do not have the funds necessary to make the potential $4 million principal payment on the Amended Note on December 11, 2009 or, under certain circumstances, January 30, 2010 or the additional potential $4 million principal payment due on January 30, 2010 and our internal projections of expected cash flows from operations, borrowing availability under our revolving credit facility and credit extended by our trade creditors indicate that our liquidity is not, and will not be, sufficient to cover our debts as they become due. Our working capital deficit, if not remedied, will also prevent us from making expenditures to continue acquiring higher-profile content and otherwise enhance our business.
As of September 30, 2009, we were significantly past due in our obligations to our exclusive disc manufacturer Arvato Digital Services (Arvato). Arvato currently has the right to provide us a written notice of default and we then must make payment within 15 days after the notice. As of September 30, 2009, Arvato had not provided us with a written notice of default; however, subsequent to September 30, 2009, Arvato is requiring us to maintain our balance of outstanding accounts payable, open manufacturing orders, freight and fulfillment and the remaining outstanding balance under the manufacturing advance under a threshold of $10 million. We are currently at this threshold and therefore must immediately remit payment, whenever we exceed the $10 million threshold so that Arvato will release and fulfill our sales orders. We continue working with Arvato to maintain our relationship. If for any reason our relationship with Arvato were to end or be disrupted, it would require a significant amount of time to find a replacement third party provider and effectuate the transition to such third party. We can give no assurance that we could successfully engage another third party provider on acceptable terms. In addition, any default under our manufacturing advance with Arvato would cause cross-default under our other debt agreements.
The substantial doubt about our ability to continue as a going concern has impacted our relationship with our trade and content suppliers and their willingness to continue to conduct business with us on terms consistent with historical practice. Our need for cash has intensified and we are currently unable to make all payments to all of our suppliers as they become due.

Image Entertainment, Inc.
Notes To Consolidated Financial Statements
(Unaudited)
If our losses and negative cash flows continue, we risk defaulting on the terms of our revolving credit facility, senior secured convertible note and manufacturing advance from Arvato. A default on our revolving credit facility, senior secured convertible note or manufacturing advance from Arvato, if not waived, could cause all of our long-term obligations to be accelerated, could restrict access to our revolving credit line and increase the interest rate on our long-term obligations, potentially force us to file for protection from our creditors under Chapter 11 of the U.S. Bankruptcy Code and jeopardize our ability to continue as a going concern. If we are unable to rely solely on existing debt financing, it will be necessary to raise additional capital in the future through the sale of equity or debt securities, which may result in increased fiscal interest payment obligations, restrictive covenants, dilution to our stockholders and the granting of superior rights to the investors. Due to current market conditions, it would be extremely difficult to raise debt or equity financing on acceptable terms.
Plans to Improve Our Liquidity
We seek to overcome this substantial doubt concerning our ability to continue as a going concern by continuing to pursue our strategic operating goals of acquiring and distributing high profile content in multiple formats while significantly reducing our cost structure. We are continuing to execute on a strategic realignment and cost reduction plan and have engaged a nationally recognized investment bank to explore strategic alternatives for us, including raising debt or equity capital or a sale of our company.
Strategic Realignment and Cost Reduction Plan.
We are executing on a plan to realign our organization to drive a streamlined growth strategy through the continued acquisition of cast-driven feature films supported by a core revenue base of programs with proven historical results. This allows us to reduce the number of programs we release each month and therefore reduce our costs. Our goal is to shorten our timeline of and improve the return on investment on titles, which is the most critical element in selecting titles for acquisition.
We have also been executing a cost reduction plan which includes reducing personnel, benefit costs, advertising and other marketing expenditures, travel and trade show expenditures and third party commissions.
•	In February 2009, we reduced corporate headcount by 10%, from 140 to 126 employees, saving approximately $1.5 million in annual personnel costs, including benefits. In June 2009, we further reduced corporate headcount by another 14%, from 126 to 108 employees, saving an additional approximate $1.5 million in annual personnel costs, including benefits. Total annual personnel cost savings is expected to be approximately $3.0 million, including benefits.

•	We have made other cost reductions, estimated to exceed an additional $1.0 million in annual general and administrative and selling expenses which are being phased in during the current fiscal year. Cost reduction areas include discretionary advertising, trade shows, travel, health care costs, discretionary information technology expenditures and sales commission restructuring.

•	We have also been adjusting our content acquisitions efforts to become more selective in acquiring content which requires large advance payments.
Engagement of Investment Banking Firm
In May 2009, we retained Houlihan Lokey Howard & Zukin Capital, Inc. as our exclusive financial advisor to assist us in analyzing a wide range of strategic alternatives, including potential financing or sale transactions.
We can provide no assurance that the results of our strategic realignment and cost reduction plan or the efforts of our investment banking firm will be successful enough to provide us liquidity relief and accordingly overcome the substantial doubt about our ability to continue as a going concern or the potential that we may need to file for protection from our creditors under Chapter 11 of the U.S. Bankruptcy Code.

Image Entertainment, Inc.
Notes To Consolidated Financial Statements
(Unaudited)
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
After several extensions of the closing date of the Merger and an aggregate business interruption payment by Nyx of $2.5 million, Nyx was unable to secure financing to close the Merger. As a result, on April 17, 2009, we terminated the Merger in accordance with our rights under the Nyx Merger Agreement. Pursuant to the second amendment to the Nyx Merger Agreement and in partial consideration for further extending the Merger closing date, Nyx agreed to release to us $1.0 million of the $2.5 million then being held in the trust account. The payment was nonrefundable to Nyx and was recorded as other income in fiscal 2009. On April 21, 2009, we received the remaining $1.5 million from the trust account, which is included as a component of other income for the six months ended September 30, 2009.
Expenses related to the proposed Merger totaled $43,000 and $68,000 for the six months ended September 30, 2009 and 2008, respectively.
BTP Acquisition Company LLC (BTP)
On June 24, 2008, we entered into a Settlement Agreement and Mutual Release (Settlement Agreement) with BTP and its affiliates (CT1 Parties) related to an Amended and Restated Agreement and Plan of Merger (BTP Merger Agreement) we entered into with BTP during 2007 that was subsequently terminated. Pursuant to the Settlement Agreement, Image and all CT1 Parties (including CT1 Holdings, Capitol Films US, ThinkFilm, BTP, and David Bergstein) released each other from all claims pertaining to the BTP Merger Agreement and the related multi-year feature film output distribution agreement with CT1 Holdings, LLC, an affiliate of David Bergstein and the parent company of ThinkFilm and Capitol Films (each among us and various parties to the Settlement Agreement), and dismissed with prejudice all related lawsuits and actions in Los Angeles Superior Court, the Delaware Court of Chancery and the JAMS arbitration.
Pursuant to the Settlement Agreement, the $3.0 million held in trust in connection with certain extensions to the BTP Merger Agreement was disbursed $2.0 million to us and $1.0 million plus accrued interest to BTP. As part of the settlement, the parties agreed not to pursue the disposition of any of the contested termination or business interruption fees. The $2.0 million settlement funds received by us during the six months ended September 30, 2008 were recorded as other income in the accompanying statement of operations.
Expenses related to the proposed BTP Merger Agreement and related disputes totaled $113,000 for the six months ended September 30, 2008.
Note 4. Recent Accounting Pronouncements.
On June 29, 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Codification (ASC) 105, “Generally Accepted Accounting Principles” (ASC 105), previously Statement of Financial Accounting Standards (SFAS) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”. This standard establishes the FASB Accounting Standards CodificationTM (the “Codification”) as the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. Content contained in the SEC Sections of the Codification is provided for convenience and relates only to SEC registrants. The SEC Sections are not the authoritative sources of such content and do not contain the entire population of SEC rules, regulations, interpretive releases, and staff guidance. Content in the SEC Sections is expected to change over time, and there may be delays between SEC and staff changes to guidance and Accounting Standards Updates. The Codification does not replace or

Image Entertainment, Inc.
Notes To Consolidated Financial Statements
(Unaudited)
affect guidance issued by the SEC or its staff for public entities in their filings with the SEC. On the effective date of this guidance, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. This guidance is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Codification was effective for our second fiscal quarter ended September 30, 2009, and its application did not have a material impact on our consolidated financial statements.
We adopted ASC 820, “Fair Value Measurements and Disclosures” (ASC 820), previously accounted for under SFAS No. 157, “Fair Value Measurements,” on April 1, 2008 for financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis, and on April 1, 2009 for non-financial assets and non-financial liabilities, which did not have a material impact on our financial statements. ASC 820 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under ASC 820 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under ASC 820 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value as follows:
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
In October 2008, the FASB clarified the application of ASC 820 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. It was effective upon issuance, including prior periods for which financial statements have not been issued. Our adoption did not have a material impact on our consolidated financial statements.
See “Note 9 Long-Term Debt — Derivative Liabilities — Stock Warrant and Embedded Derivatives” below.
On April 1, 2009, we adopted ASC 815-40 “Derivatives and Hedging — Contracts in Entity’s Own Entity” (ASC 815-40), previously Emerging Issues Task Force (EITF) Abstracts Issue no. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock.” The objective is to provide guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock. ASC 815-40 applies to any freestanding financial instrument or embedded feature that has all the characteristics of a derivative described in ASC 815-10 “Derivatives and Hedging” (ASC 815-10), previously described in paragraphs 6-9 of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” for purposes of determining whether that instrument or embedded feature qualifies for the first part of the scope exception in section 15 of ASC 815-10. ASC 815-10-15 specifies that a contract that would otherwise meet the definition of a derivative under that guidance issued or held by the reporting entity that is both (a) indexed to its own stock and (b) classified in stockholders’ equity in its statement of financial position shall not be considered a derivative financial instrument for purposes of applying that guidance. If a freestanding financial instrument (for example, a stock purchase warrant) meets the scope exception in ASC 815-10-15, it is classified as an equity instrument and is not accounted for as a derivative instrument. ASC 815-10-15 also applies to any freestanding financial instrument that is potentially settled in an entity’s own stock, regardless of whether the instrument has all the characteristics of a derivative, for purposes of determining whether the instrument is within the scope of ASC 815-40, previously EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” The provisions of this issue did not have a material impact on our consolidated financial position and results of operations.

Image Entertainment, Inc.
Notes To Consolidated Financial Statements
(Unaudited)
On April 1, 2009, we adopted ASC 470-20, “Debt — Debt with Conversion and Other Options” (ASC 470-20), previously referenced as FASB Statement Position Accounting Principles Board (APB) 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” ASC 470-20 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. This topic is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. In addition, this topic provides that issuers of such instruments should separately account for the liability and equity components of those instruments by allocating the proceeds at the date of issuance of the instrument between the liability component and the embedded conversion option (the equity component). The equity component is recorded in equity and the reduction in the principal amount (debt discount) is amortized as interest expense over the expected life of the instrument using the interest method. ASC 470-20 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of ASC 470-20 did not have a material impact on our consolidated financial position and results of operations.
On April 1, 2009, we adopted ASC 805 “Business Combinations” (ASC 805), previously accounted under SFAS No. 141 (Revised), “Business Combinations”, and ASC 810 “Consolidation” (ASC 810), previously SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” an amendment of ARB No. 51. These new standards are the U.S. GAAP outcome of a joint project with the International Accounting Standards Board (IASB). ASC 805 and ASC 810 introduce significant changes in the accounting for and reporting of business acquisitions and noncontrolling interests in a subsidiary. ASC 805 and ASC 810 continue the movement toward the greater use of fair values in financial reporting and increased transparency through expanded disclosures. ASC 805 changes how business acquisitions are accounted for and will impact financial statements at the acquisition date and in subsequent periods. ASC 810 requires noncontrolling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with noncontrolling interest holders. The adoption of ASC 805 and ASC 810 has not had any impact on our consolidated financial position, results of operations and cash flows.
On April 1, 2009, we adopted ASC 350-30 “Intangibles — Goodwill and Other — General Intangibles Other than Goodwill” (ASC 350-30), previously referenced as FASB Staff Position (FSP) No. SFAS 142-3, “Determination of the Useful Life of Intangible Assets.” ASC 350-30 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under ASC 350 “Intangibles — Goodwill and Other” (ASC 350), previously referenced as SFAS No. 142, “Goodwill and Other Intangible Assets.” The intent of ASC 350-30 is to improve the consistency between the useful life of a recognized intangible asset under ASC 350 and the period of expected cash flows used to measure the fair value of the asset under ASC 805 and other applicable accounting literature. The adoption of this statement did not have a material impact on our consolidated financial position or results of operations.
We adopted ASC 855, “Subsequent Events” (ASC 855), previously accounted for under SFAS No. 165, “Subsequent Events,” during the fiscal first quarter ended June 30, 2009. ASC 855 establishes standards of accounting for and disclosure of events that occur after the balance sheet dated but before financial statements are issued. See “Note 13 Subsequent Events” for additional information.
On June 12, 2009, the FASB issued ASC 860-20 “Transfers and Servicing — Sales of Financial Assets” previously SFAS No. 167, “Amendments to FASB Interpretation No. 46(R) (as amended).” FASB’s objective in issuing this guidance is to improve financial reporting by enterprises involved with variable interest entities. FASB undertook this project to address (1) the effects on certain provisions of ASC 810 “Consolidation” (ASC 810), previously referenced as FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” as a result of the elimination of the qualifying special-purpose entity concept in ASC 860-20 Transfers and Servicing — Sales of Financial Assets”, previously referenced as SFAS No. 166, “Accounting for Transfers of Financial Assets,” and (2) constituent concerns about the application of certain key provisions of ASC 810, including those in which the accounting and disclosures under the guidance do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. This guidance shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. We do not believe that the provisions of this guidance, when effective, will result in a significant impact to our consolidated financial statements.

Image Entertainment, Inc.
Notes To Consolidated Financial Statements
(Unaudited)
On June 12, 2009, the FASB issued ASC 860-20 “Transfers and Servicing — Sales of Financial Assets” (ASC 860-20), previously referred to SFAS No. 166, “Accounting for Transfers of Financial Assets (as amended).” The FASB’s objective in issuing this guidance is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. The Board undertook this project to address (1) practices that have developed since the issuance of ASC 860 “Transfers and Servicing” (ASC 860), previously referenced as SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” that are not consistent with the original intent and key requirements of that guidance and (2) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors. This guidance must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. We do not believe that the provisions of this guidance, when effective, will result in a significant impact to our consolidated financial statements.
In June 2009, the FASB issued Accounting Standards Update (ASU) 2009-01 “Topic 105 — Generally accepted Accounting Principles amendments based on the Statement of Financial Accounting Standards No. 168 — The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (ASU 2009-01). ASU 2009-01 establishes the FASB Accounting Standards Codification as the single source of authoritative nongovernmental U.S. GAAP. We adopted ASU 2009-01 during the quarter ended September 30, 2009, and its application did not have a material impact on our consolidated financial statements.
In June 2009, the FASB issued ASU No. 2009-02, “Omnibus Update — Amendments to Various Topics for Technical Corrections” (ASU 2009-02). The FASB issued ASU 2009-02 in order to make technical corrections to the Codification. We adopted ASU 2009-02 during the quarter ended September 30, 2009, and its application did not have a material impact on our consolidated financial statements.
In August 2009, the FASB issued ASU No. 2009-03, “SEC Update — Amendments to Various Topics Containing SEC Staff Accounting Bulletins” (ASU 2009-03). The Codification includes certain SEC and SEC staff guidance in order to increase usefulness of the Codification for public companies. The SEC guidance is presented in separate sections and is limited to material on the basic financial statements. ASU 2009-03 includes technical corrections to various topics containing SEC Staff Accounting Bulletins to update cross-references to Codification text. We adopted ASU 2009-03 during the quarter ended September 30, 2009, and its application did not have a material impact on our consolidated financial statements.
In August 2009, the FASB issued ASU No. 2009-05, “Fair Value Measurements and Disclosures (Topic 820) — Measuring Liabilities at Fair Value” (ASU 2009-05). This ASU amends Subtopic 820-10, Fair Value Measurements and Disclosures-Overall, for the fair value measurement of liabilities, and provides clarification regarding required valuations techniques for circumstances in which a quoted price in an active market for the identical liability is not available. We adopted ASU 2009-05 during the quarter ended September 30, 2009, and its application did not have a material impact on our consolidated financial statements.
In September 2009, the FASB issued ASU No. 2009-07, “Accounting for Various Topics — Technical Corrections to SEC Paragraphs” (ASU 2009-07). This ASU represents technical corrections to various topics containing SEC guidance based on external comments received. We adopted ASU 2009-07 during the quarter ended September 30, 2009, and its application did not have a material impact on our consolidated financial statements.
Note 5. Accounting for Stock-Based Compensation.
As of September 30, 2009, we had three equity compensation plans: the Image Entertainment, Inc. 2008 Stock Awards and Incentive Plan (2008 Plan), the Image Entertainment, Inc. 2004 Incentive Compensation Plan (2004 Plan) and the Image Entertainment, Inc. 1998 Incentive Plan (1998 Plan, and together with the 2004 Plan and 2008 Plan, the

Image Entertainment, Inc.
Notes To Consolidated Financial Statements
(Unaudited)
Plans). The 1998 Plan expired on June 30, 2008, and no further grants are allowed under the 1998 Plan. The 2004 Plan provides for equity awards, including stock options and restricted stock units. The 2008 Plan provides for equity awards, including stock options, stock appreciation rights, restricted stock awards, performance awards, phantom stock awards, or stock units. At September 30, 2009, there were approximately 867,000 shares available for future grants under the Plans.
We measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the grant date for all awards granted in accordance with ASC 718, “Compensation — Stock Compensation” (ASC 718).
Stock Options
There were 445,000 options granted on April 29, 2009 at an exercise price of $0.86, which was the closing stock price on the date of grant. The weighted-average grant-date fair value for options granted during the six months ended September 30, 2009 was $0.60 per share. There were no options granted during the three months ended September 30, 2009.
Option activity for the Plans for the six months ended September 30, 2009 is summarized as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
(In thousands, except share prices)	Options	Exercise Price	Term	Value
Options outstanding at April 1, 2009	2,327	$3.062	5.197
Granted	445	0.860	9.578
Exercised	—	—	—
Canceled	(499)	3.170	4.744

Options outstanding at September 30, 2009	2,273	$2.607	5.685	$—

Options exercisable at September 30, 2009	1,728	$3.137	4.526	$—
There is no aggregate pretax intrinsic value shown in the preceding table based on our closing stock price of $0.85 as of September 30, 2009. An intrinsic value theoretically represents what could have been received by the option holders had all option holders exercised their options as of that date. There were no options exercised, and thus no aggregate intrinsic value of options exercised or cash received, during the three and six months ended September 30, 2009 and 2008. There were no in-the-money options exercisable as of September 30, 2009 and 2008.
As of September 30, 2009, total compensation cost related to non-vested stock options not yet recognized was $302,000, which is expected to be recognized over the next 1.24 years on a weighted-average basis.
There was no excess tax benefit recorded for the tax deductions related to stock options during the three and six months ended September 30, 2009 and 2008.
Restricted Stock Units
There were no restricted stock units awarded in the three and six months ended September 30, 2009 or September 30, 2008. Upon vesting, restricted stock units are converted in shares of our common stock. There are no outstanding, unvested restricted stock units.
Stock-Based Compensation Valuation and Expense Information
The fair value of each option award is estimated on the date of grant using a closed-form option valuation model (Black-Scholes) based on the assumptions noted in the following table. Expected volatilities are based on implied volatilities from traded options on our stock, historical volatility of our stock and other factors. The expected term of options granted represents the period of time that options granted are expected to be outstanding. The following table represents the assumptions used in the Black-Scholes option-pricing model for options granted during the six months ended September 30, 2009 and 2008:

Image Entertainment, Inc.
Notes To Consolidated Financial Statements
(Unaudited)

	Six Months Ended	Six Months Ended
	September 30, 2009	September 30, 2008

Risk-free interest rate	1.68% - 1.89%	3.18% - 3.39%
Expected term (in years)	3.9 to 4.6 years	3.9 to 4.6 years
Expected volatility for options	96%-103%	68%-70%
Expected dividend yield	0%	0%
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
Stock-based compensation expense during the three and six months ended September 30, 2009 was $40,000 and $80,000, respectively, and during three and six months ended September 30, 2008 was $29,000 and $34,000, respectively.
Note 6. Inventories.
Inventories at September 30, 2009, and March 31, 2009, are summarized as follows:

(In thousands)	September 30, 2009	March 31, 2009
DVD	$9,093	$9,458
Other (principally DVD packaging components)	2,244	2,558

	11,337	12,016
Production costs, net	4,806	5,119

	16,143	17,135
Less current portion of inventories	13,417	14,629

Noncurrent inventories, principally non-recoupable production costs	$2,726	$2,506

Inventories consist primarily of finished DVD for sale and are stated at the lower of average cost or market.
Production costs consist of capitalized costs to produce licensed programming for domestic and international distribution and include the costs of film and tape conversion to the optical disc format, menu and packaging design, authoring, compression, mastering and the overhead of our creative services and production departments. Non-recoupable production costs are reflected net of accumulated amortization of $11,913,000 and $11,356,000 at September 30, 2009 and March 31, 2009, respectively.
Note 7. Investment in Film Production.
Investment in film production at September 30, 2009 and March 31, 2009 are included as a component of royalty and distribution fee advances in the consolidated balance sheets and are summarized as follows:

(In thousands)	September 30, 2009	March 31, 2009
Released, net of accumulated amortization	$1,549	$2,148
Completed and not released	—	—

	$1,549	$2,148

Remaining investment in film production to be amortized over the remainder of the next 12 months is $473,000.

Image Entertainment, Inc.
Notes To Consolidated Financial Statements
(Unaudited)
Note 8. Revolving Credit Facility.
Our Loan and Security Agreement, as amended (Loan Agreement), with Wachovia Capital Finance Corporation (Western) (Wachovia) provides us with a revolving line of credit of up to $20 million. Actual borrowing availability under the line is based upon our level of eligible accounts receivable. Eligible accounts receivable primarily include receivables generated by domestic sales of DVD and exclude receivables generated from broadcast, digital and other revenue streams. The Loan Agreement prohibits the payment of dividends. The term of the Loan Agreement ends on May 4, 2010.
Borrowings bear interest at either the Prime Rate plus up to 0.75% (4.00% at September 30, 2009) or, at our option, LIBOR plus up to 2.75% (3.05% at September 30, 2009), subject to minimum borrowing levels. The level of interest rate margin to Prime Rate or LIBOR is dependent upon our future financial performance as measured by EBITDA, earnings before interest, taxes, depreciation and amortization, as defined in the Loan Agreement.
We are required to maintain a minimum fixed charge coverage ratio for each six month period of 1.1 to 1.0. If we maintain minimum borrowing availability equal to, or greater than, $2.5 million, our fixed charge coverage ratio is not tested. At September 30, 2009, we were not tested for such covenant compliance because we had availability in excess of the required $2.5 million minimum. Had we been tested, our negative EBITDA would have resulted in a fixed charge coverage ratio less than the required 1.1 to 1.0. At September 30, 2009, our remaining borrowing availability was $993,000 ($3.5 million based upon eligible accounts receivable less the $2.5 million minimum requirement). Accordingly, we currently have limited operating liquidity.
Additionally, our credit facility states that a material adverse change in our business, assets or prospects would be considered an “event of default.” If we are unable to comply with the covenants, or satisfy the financial ratio and other tests, or should an event of default occur, as determined and invoked by Wachovia, a default may occur under our credit facility. Unless we are able to negotiate an amendment, forbearance or waiver with Wachovia, we could be prohibited from future borrowings, operating cash could be frozen, our interest rate could be increased by 2% and we could be required to repay all amounts then outstanding and a cross-default would occur under our other debt agreements. In addition, upon a default Wachovia would have the right to foreclose on all of our assets. Any of these events would have a material adverse effect on our liquidity, business, results of operations and financial condition and our ability to continue as a going concern and could potentially force us to file for protection from our creditors under Chapter 11 of the U.S. Bankruptcy Code.
At September 30, 2009 we had $12.7 million outstanding under the revolving line of credit.
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
We were in compliance with all financial and operating covenants under the Loan Agreement at September 30, 2009. Given our current liquidity constraints, it is not possible to determine whether we will be in compliance with all financial and operating covenants in the future.
On June 23, 2009, we entered into a Second Amendment to the Loan Agreement with Wachovia. The amendment provided that we were not required to deliver an unqualified opinion in the report of our independent registered public accounting firm with respect to our audited consolidated financial statements for the fiscal year ended March 31, 2009. As a result of the amendment, the report of our independent registered public accounting firm on our consolidated financial statements for the fiscal year ended March 31, 2009 which included an explanatory paragraph that expressed substantial doubt regarding our ability to continue as a going concern did not, in and of itself, trigger an event of default under the Loan Agreement. The amendment required that we pay a $50,000 amendment fee, which was paid.
On July 30, 2009, we entered into a Third Amendment to the Loan Agreement with Wachovia. The amendment consented to the Second Amendment and Exchange Agreement and amended and restated senior secured convertible note with Portside. See “Note 9 Long-Term Debt” for more information. The amendment required that we pay a $50,000 amendment fee, which was paid.

Image Entertainment, Inc.
Notes To Consolidated Financial Statements
(Unaudited)
If we receive a report of our independent registered public accounting firm on our consolidated financial statements for the fiscal year ending March 31, 2010 that includes an explanatory paragraph that expresses substantial doubt regarding our ability to continue as a going concern, a resulting event of default would occur under the Loan Agreement upon delivery of the report to Wachovia. Any future defaults under the Loan Agreement, if not waived or cured, would automatically trigger a cross-default under our other debt agreements thereby adversely impacting our ability to continue as a going concern and potentially forcing us to file for protection from our creditors under Chapter 11 of the U.S. Bankruptcy Code.
Note 9. Long-Term Debt.
Disc Replication Advance. At September 30, 2009, we had $2.1 million remaining outstanding, all current, under the original interest-free $10 million advance from Arvato, exclusive of the debt discount. Amortization of the related debt discount is a noncash interest expense and totaled $52,000 and $122,000 for the three and six months ended September 30, 2009, respectively, and $137,000 and $300,000 for the three and six months ended September 30, 2008, respectively. Amortization of the deferred manufacturing credit, included as a component of cost of sales, totaled $149,000 and $308,000 for the three and six months ended September 30, 2009, respectively, and $148,000 and $257,000 for the three and six months ended September 30, 2008, respectively.
Senior Convertible Note
On August 30, 2006, we issued to Portside a senior secured convertible note in the original principal amount of $17,000,000 (Original Note). The original note accrued interest at a rate of 7.875% per annum with accrued interest payable quarterly in arrears in either cash or stock. The note had a term of five years and was initially convertible into 4,000,000 shares of our common stock at a conversion price of $4.25 per share, subject to antidilution adjustments.
Amendments of the Senior Convertible Note and Loan and Security Agreement
On July 30, 2009, the potential due date for a bi-annual $4 million principal payment under the Original Note, we entered into a Second Amendment and Exchange Agreement (Second Exchange Agreement) with Portside, pursuant to which we exchanged the Original Note solely for an 8.875% amended restated senior convertible note in the principal amount of $15,701,000 (Amended Note). At the time we entered into the Second Exchange Agreement, the outstanding principal amount of the Original Note was $13 million. The $2,701,000 principal increase represented 20% of the principal and accrued interest under the Original Note as of and through July 30, 2009. At September 30, 2009, the principal balance outstanding under the Amended Note was $15,701,000.
The Second Exchange Agreement avoided a default under the Original Note and allowed us and our financial advisor, Houlihan Lokey Howard & Zukin Capital, Inc., to continue the process of evaluating strategic alternatives, including potential financing or sale transactions, without the necessity of funding the bi-annual $4 million principal payment on July 30, 2009.
Upon the occurrence of an event of default, the Original Note provided Portside the right to demand redemption at a price equal to 120% of the sum of the then-outstanding principal amount and accrued interest and penalties, and provided for default interest at the rate of 12%. Upon a change in control, the Original Note granted to Portside the right to demand redemption of the Original Note at a price equal to 120% of the sum of the then-outstanding principal amount and accrued interest and penalties. The Amended Note eliminated the provisions of the Original Note relating to redemption premium in the event of a future default or change in control, however, the default interest rate remains the same.
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

Image Entertainment, Inc.
Notes To Consolidated Financial Statements
(Unaudited)
The Amended Note matures on August 30, 2011, which maturity date may be extended under certain circumstances at Portside’s option. On October 28, 2009, we entered into an Amendment Agreement with Portside to further amend the Amended Note to change the dates on which Portside may request the next $4 million principal payment under the Amended Note. On November 12, 2009, Portside provided notice of its election to require us to make a $4 million principal payment (plus accrued interest) on November 15, 2009. On November 15, 2009, we entered into a Second Amendment Agreement with Portside to further amend the Amended Note to further change the dates on which Portside may request the next $4 million principal payment under the Amended Note and to rescind the November 12, 2009 notice. See “Note 13 Subsequent Events” for more information.
In addition to the next payment due as disclosed in Note 13, upon delivery of appropriate notice, Portside may require additional $4 million principal payments (plus accrued interest) on January 30, 2010, January 30, 2011 and July 30, 2011. The default interest rate is 12%, should any future event of default occur. Accrued interest on the Amended Note is payable quarterly in arrears either in cash or in stock based upon a formula tied to the lower of a conversion price or market price. Portside maintains its security interest in all of our assets in third position behind Wachovia and Arvato. The Amended Note is guaranteed by our subsidiaries.
We do not have the funds necessary to fund the $4 million principal payment that may be due on December 11, 2009 or, under certain circumstances, January 30, 2010. We do not have the funds necessary, and we do not expect that cash flow from operations will be sufficient, to fund the $4 million principal payment that may be due on January 30, 2010, and we may not be able to pay any of the remaining principal payments as required. At this time, we do not know if Portside will be willing to further restructure the Amended Note or, if willing, on terms acceptable to us.
If we are unable to reach an agreement with Portside prior to the December 11, 2009 or January 30, 2010 potential payment due dates or any extensions that Portside may grant us, our failure to repay the debt will result in an event of default which, if not cured or waived, would require us to pay interest at the default rate and may require us to repay all amounts outstanding under the Amended Note. In addition, a default would cause cross-default of our other debt agreements, including the Loan Agreement, entitling the lenders under those agreements to, among other things, accelerate such debt. These events would have a material adverse effect on our liquidity, business, results of operations and financial condition and on our ability to continue as a going concern and could potentially force us to file for protection from our creditors under Chapter 11 of the U.S. Bankruptcy Code. Should we be able to refinance our debt, the incurrence of additional indebtedness would result in increased fiscal interest payment obligations and could contain restrictive covenants. The sale of additional equity or convertible debt securities may result in dilution to our stockholders and the granting of superior rights to the investors. Due to current market conditions, it would be extremely difficult to obtain additional financing on acceptable terms.
Wachovia and Portside are parties to a Subordination Agreement which provides, among other things, that in the event of a default under the Amended Note, Wachovia has the right to prevent Portside from taking certain action to enforce its rights under the Amended Note for up to 180 days after July 31, 2009.
Amortization of the debt discount and the deferred financing costs using the effective interest rate method is a noncash charge to interest expense and totaled $71,000 and $247,000 for the three and six months ended September 30, 2009, respectively, and $230,000 and $460,000 for the three and six months ended September 30, 2008, respectively.
Loss on Extinguishment of Debt
As a result of the July 30, 2009 Second Exchange Agreement the issuance of the Amended Note is accounted for as an extinguishment of debt as the terms of the Amended Note was deemed to be substantially different, as defined in ASC 470-50 “Debt — Modifications and Extinguishments” (ASC 470-50), previously accounted for under EITF Issue No. 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments, from the terms of the Original Note.
As the debt extinguishment under ASC 470-50 indicates that the Amended Note has “significantly different terms,” the Amended Note was recorded at fair value and was compared to the carrying value of the Original Note including any bifurcated derivative to determine the debt extinguishment gain or loss to be recognized.
The difference in fair value of the Amended Note and the Original Note was recorded as an extinguishment of debt with a loss on extinguishment. The Amended Note value was recorded at $15,701,000 (fair value) and was used to determine the debt extinguishment loss to be recognized at the effective rate of the new instrument. The book value (including the remaining unamortized debt discount associated with the issuance of the warrant of approximately $306,000) of $12,694,000, when compared to the Amended Note value yielded a loss on extinguishment of debt of approximately $3,007,000.

Image Entertainment, Inc.
Notes To Consolidated Financial Statements
(Unaudited)
The difference in fair value of the derivatives, impacted by the amendment, at July 30, 2009 (immediately prior to the amendment) and the fair value at July 30, 2009 (immediately after the amendment) resulted in a gain on extinguishment of $1,018,000.
At July 30, 2009, unamortized deferred financing costs related to the Original Note were $192,000. These amounts were written off during the three months ended September 30, 2009 as a loss on extinguishment of debt.
The net loss on extinguishment of debt for the three and six months ended September 30, 2009 was $2,181,000 and includes the $3,007,000 loss from the change in fair value of the notes, $192,000 in previously unamortized deferred financing costs and the $1,018,000 gain from the change in fair value of the embedded derivatives.
Costs incurred with third parties (i.e., other than the lender) associated with the Amended Note of $114,000 were capitalized and will be amortized over the term of the Amended Note using the interest method.
Derivative Liabilities — Stock Warrant and Embedded Derivatives
We currently do not use hedging contracts to manage the risk of our overall exposure to interest rate and foreign currency changes. The derivative liabilities described below are not hedging instruments.
In connection with the issuance of the Original Note on August 30, 2006, Portside was issued a warrant to purchase 1,000,000 shares of our common stock. The warrant has a term of five years and an exercise price of $4.25 per share. In the event of a change of control, the warrant must be settled in cash using the Black-Scholes model in accordance with the underlying terms contained in the warrant agreement. Other instruments issued in connection with the Original Note as such Original Note was amended on July 30, 2009 as noted above, contain several embedded derivatives, including redemption rights associated with a change of control transaction, principal prepayment provisions linked to our share price and forced conversion provisions linked to our share price. The initial fair value of the warrant liability was determined by using the Black-Scholes valuation method as of August 30, 2006. For each subsequent reporting period, the fair value of the warrant was determined by using the Black-Scholes valuation method as of the end of such reporting period. The assumptions used included the closing price of our common stock on the valuation date, the strike price of the warrant, the risk-free rate equivalent to the U.S. Treasury maturities, the historical volatility of our common stock and the remaining term of the warrant.
In accordance with ASC 820, “Fair Value Measurements and Disclosures,” the fair value of the stock warrant and embedded derivatives are adjusted to their fair value at the end of each reporting period, with liability increases and decreases recorded as other income or expense during the reporting period. The fair value of the stock warrant is estimated by using the Black-Scholes pricing model where the inputs are consistently applied and reflect the contractual terms of the warrant, including the period to maturity, and market-based parameters such as interest rates, and volatility. This model does not contain a high level of subjectivity as the valuation techniques used do not require significant judgment, and inputs thereto are readily observable from actively quoted markets. The fair value of the embedded derivatives are estimated by using pricing models, where some of the inputs to those models are based on readily observable market parameters and some inputs require valuation techniques using subjectivity and judgment.

Image Entertainment, Inc.
Notes To Consolidated Financial Statements
(Unaudited)
Long-term liabilities on the balance sheet at September 30, 2009 and March 31, 2009 include the fair value of the stock warrant and the embedded derivatives. Included in the table below is the change in fair value recorded as a component of other income during the three and six months ended September 30, 2009 and 2008.

		Embedded Derivatives
(In thousands)	Stock Warrant Liability	Liability
Balance, March 31, 2008	$490	$1,406
Change in fair value	(330)	191

Balance, June 30, 2008	160	1,597
Change in fair value	(57)	11

Balance, September 30, 2008	$103	$1,608

Balance, March 31, 2009	$550	$1,555
Change in fair value	(153)	81

Balance, June 30, 2009	397	1,636
Change in fair value	(81)	486
Gain on extinguishment of debt	—	(1,018)

Balance, September 30, 2009	$316	$1,104

In accordance with ASC 820, the following table represents our fair value hierarchy for our financial liabilities measured at fair value on a recurring basis as of September 30, 2009 and March 31, 2009. There were no financial assets subject to the provisions of ASC 820 as of September 30, 2009 and March 31, 2009.

(In thousands)	Level 1	Level 2	Level 3	Total
Derivative liabilities:
Stock warrant as of September 30, 2009	$—	$316	$—	$316
Stock warrant as of March 31, 2009	$—	$550	$—	$550

Embedded derivatives as of September 30, 2009	$—	$—	$1,104	$1,104
Embedded derivatives as of March 31, 2009	$—	$—	$1,555	$1,555
Long-term debt at September 30, 2009 and March 31, 2009 consisted of the following:

(In thousands)	September 30, 2009	March 31, 2009
Subordinated senior convertible note, less debt discount of $0-September 30, 2009; $447-March 31, 2009	$15,701	$12,553
Subordinated manufacturing advance obligation, less debt discount of $58-September 30, 2009; $180-March 31, 2009	2,026	3,204

	17,727	15,757
Current portion of long-term debt, less debt discount of $58-September 30, 2009; $514-March 31, 2009	10,026	10,094

Long-term debt less current portion	$7,701	$5,663

Note 10. Net Earnings (Loss) per Share Data.
There was no effect of dilutive securities for the three and six months ended September 30, 2009 and 2008. Outstanding common stock options and warrants not included in the computation of diluted net earnings (loss) per share for the three and six months ended September 30, 2009 totaled 2,273,000. Outstanding common stock options and warrants not included in the computation of diluted net earnings (loss) per share for the three and six months ended September 30, 2008 totaled 3,414,000. They were excluded as their effect would be antidilutive.
Note 11. Other Expense (Income).
Other expense of $405,000 for the three months ended September 30, 2009 and other income of $46,000 for the three months ended September 30, 2008 represented the change in fair value of a warrant and embedded derivatives.

Image Entertainment, Inc.
Notes To Consolidated Financial Statements
(Unaudited)
Other income, net of $1,136,000 for the six months ended September 30, 2009 included:
•	$1,469,000 in business interruption fees in accordance with the Nyx Merger Agreement that was terminated in April 2009; and

•	$333,000 in noncash expense resulting from the change in fair value of a warrant and embedded derivatives.
Other income, net of $3,016,000, for the six months ended September 30, 2008 included:
•	$2,000,000 received pursuant to a settlement agreement relating to the BTP Merger Agreement that was terminated in February 2008;

•	$831,000 of other income, representing $1,025,000 received pursuant to a June 2008 settlement agreement with a content supplier for the non-delivery of content under an exclusive distribution agreement, offset by a noncash write-off of $194,000 in warrant valuation associated with the original transaction. The settlement agreement provided for an initial cash payment to us and future quarterly payments in exchange for terminating the exclusive content distribution agreement and dropping our lawsuit against them. As we are not subject to any future performance under the settlement agreement for services or products, the payments were recorded as other income on a cash basis in the periods the cash was received; and

•	$185,000 in noncash income resulting from the change in fair value of a warrant and embedded derivatives.
Note 12. Segment Information.
In accordance with the requirements of ASC 280 “Segment Reporting” (ASC 280), previously referenced as SFAS No. 131, “Disclosures about Segments of and Enterprises and Related Information,” selected financial information regarding our three reportable business segments, domestic, digital and international, are presented below. Domestic wholesale distribution of home entertainment programming on DVD and Blu-ray Disc® accounted for approximately 95% and 93% of our net revenue for the three and six months ended September 30, 2009, respectively, and approximately 96% and 93% of our net revenue for the three and six months ended September 30, 2008, respectively. Management evaluates segment performance based primarily on net revenues, operating costs and expenses and earnings (loss) before income taxes. Interest income and expense is evaluated on a consolidated basis and not allocated to our business segments.
For the Three Months Ended September 30, 2009:

(In thousands)	Domestic	Digital	International	Consolidated
Net revenues	$28,461	$1,060	$319	$29,840
Operating costs and expenses	27,155	765	338	28,258

Earnings (loss) from operations	1,306	295	(19)	1,582
Other expense	3,192	—	—	3,192

Earnings (loss) before income taxes	$(1,886)	$295	$(19)	$(1,610)

For the Three Months Ended September 30, 2008:

(In thousands)	Domestic	Digital	International	Consolidated
Net revenues	$30,898	$975	$516	$32,389
Operating costs and expenses	30,532	812	649	31,993

Earnings (loss) from operations	366	163	(133)	396
Other expense	817	—	—	817

Earnings (loss) before income taxes	$(451)	$163	$(133)	$(421)

For the Six Months Ended September 30, 2009:

Image Entertainment, Inc.
Notes To Consolidated Financial Statements
(Unaudited)

(In thousands)	Domestic	Digital	International	Consolidated
Net revenues	$51,073	$1,730	$721	$53,524
Operating costs and expenses	53,766	1,286	807	55,859

Earnings (loss) from operations	(2,693)	444	(86)	(2,335)
Other expense	2,280	—	—	2,280

Earnings (loss) before income taxes	$(4,973)	$444	$(86)	$(4,615)

For the Six Months Ended September 30, 2008:

(In thousands)	Domestic	Digital	International	Consolidated
Net revenues	$62,207	$1,731	$1,028	$64,966
Operating costs and expenses	62,208	1,566	1,177	64,951

Earnings (loss) from operations	(1)	165	(149)	15
Other income	1,278	—	—	1,278

Earnings (loss) before income taxes	$1,277	$165	$(149)	$1,293

	As of
(In thousands)	September 30, 2009	March 31, 2009
Total assets:
Domestic	$80,043	$83,188
Digital	271	800
International	807	725

Consolidated total assets	$81,121	$84,713

Note 13. Subsequent Events.
Amendments to the Senior Convertible Note
On October 28, 2009, we entered into an Amendment Agreement with Portside. The Amendment Agreement further amended the Amended Note to change the dates on which Portside may request the next installment payment under the Amended Note. Upon delivery of appropriate notice, Portside was permitted to require a $4 million principal payment (plus accrued interest) on November 15, 2009 rather than October 30, 2009. The $4 million principal payment was to be further deferred until November 30, 2009 if we entered into a written agreement with a bona fide purchaser, prior to November 15, 2009, that would result in a change of control of Image. The November 30, 2009 installment payment date noted in the prior sentence was to be accelerated to any date after November 15, 2009, but before November 30, 2009, if the written agreement with the bona fide purchaser had been terminated or otherwise ceased to be in full force and effect. The Amendment Agreement also amended the time period by which Portside must provide notice to Image of its determination to request an installment payment from five trading days prior to the installment payment date to two trading days.
On November 12, 2009, Portside provided notice of its election to require us to make a payment of principal and accrued interest on November 15, 2009 in the amount of $4,043,767.
On November 15, 2009, we entered into a Second Amendment Agreement with Portside. The Second Amendment Agreement amends the Amended Note to further change the dates on which Portside may request the next installment payment under the Amended Note. Upon delivery of appropriate notice, Portside may now require a $4 million principal payment (plus accrued interest) on December 11, 2009 rather than November 15, 2009. The $4 million principal payment may be further deferred until January 30, 2010 if we enter into a written agreement for the sale of all or substantially all of our assets on or prior to December 11, 2009 that, upon consummation of the transaction contemplated by the agreement, would result in a change of control of Image. The January 30, 2010 installment payment date noted in the prior sentence may be accelerated to any date after December 11, 2009, but before January 30, 2010, if the written agreement has been terminated or otherwise ceases to be in full force and effect. The Second Amendment Agreement rescinded the November 12, 2009 payment notice provided by Portside thereby avoiding a default under the Amended Note. Pursuant to the Second Amendment Agreement, we agreed to reimburse Portside for the actual and anticipated legal fees and expenses of its counsel and any third party advisors incurred through December 11, 2009, such fees not to exceed an aggregate of $150,000. The reimbursement includes, without limitation, those fees and expenses incurred in connection with the review and negotiation of the Second Amendment Agreement and in connection with potential financing or sales transactions that may grow out of our evaluation of strategic alternatives. We paid the first $100,000 installment on November 16, 2009. The remaining $50,000 must be paid immediately upon our receipt of a request from Portside accompanied by a reasonably detailed description as to how the first installment was applied. Our failure to pay the remaining $50,000 will constitute an event of default under the Amended Note. Any unused portion of the fees must be returned to us.
Portside may require additional $4 million principal payments (plus accrued interest) on January 30, 2010, January 30, 2011 and July 30, 2011. Accordingly, if Portside makes the appropriate notice with respect to the next installment payment and we are entitled to defer the payment until January 30, 2010 as permitted by the Second Amendment Agreement and Portside makes the appropriate notice with respect to the January 30, 2010 installment payment, we could have two $4 million principal payments (plus accrued interest) due on January 30, 2010.
Arvato Obligations
As of September 30, 2009, we were significantly past due in our obligations to Arvato. Arvato currently has the right to provide us a written notice of default and we then must make payment within 15 days after the notice. As of September 30, 2009, Arvato had not provided us with a written notice of default; however, subsequent to September 30, 2009, Arvato is requiring us to maintain our balance of outstanding accounts payable, open manufacturing orders and the remaining outstanding balance under the manufacturing advance under a threshold of $10 million. We are currently at this threshold and therefore must immediately remit payment whenever we exceed the $10 million threshold so that Arvato will release and fulfill our sales orders. We continue working with Arvato to maintain our relationship. If for any reason our relationship with Arvato were to end or be disrupted, it would require a significant amount of time to find a replacement third party provider and effectuate the transition to such third party. We can give no assurance that we could successfully engage another third party provider on acceptable terms.
We have performed an evaluation of subsequent events through November 16, 2009, the date we issued these financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. As described at the beginning of this Quarterly Report under the heading “Forward-Looking Statements,” our actual results could differ materially from those anticipated in these forward-looking statements. Factors that could contribute to such differences include those discussed elsewhere in this Quarterly Report under the heading “Forward-Looking Statements.” You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report. Except as may be required under federal law, we undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur
You should read the following discussion and analysis in conjunction with our unaudited consolidated financial statements and related footnotes included in Part 1, Item 1 of this Quarterly Report, the information under the heading “Risk Factors” in Part II, Item 1A of this Quarterly Report and with our audited consolidated financial statements and notes thereto, and with the information under the headings entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors,” in our most recent Annual Report on Form 10-K.
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
Second Quarter Fiscal 2010 Highlights
•	Net revenues decreased 7.9% to $29,840,000, from net revenues of $32,389,000 for the three months ended September 30, 2008. The reduction in revenues was due to a weaker new release schedule and what we believe to a continuing negative impact on our revenues from the current economic slowdown.
•	Domestic DVD revenues decreased 12.6% to $24,393,000, from $27,909,000 for the three months ended September 30, 2008.

•	Domestic Blu-ray revenues increased 150.6% to $2,561,000, from $1,022,000 for the three months ended September 30, 2008.

•	Digital distribution revenues increased 8.7% to $1,060,000, from $975,000 for the three months ended September 30, 2008.

•	Broadcast revenues decreased 47.9% to $612,000, from $1,174,000 for the three months ended September 30, 2008.
•	Gross profit margins were 25.5%, up from 24.8% for the three months ended September 30, 2008.

•	Selling expenses were 8.3% of net revenues, down from 12.5% of net revenues for the three months ended September 30, 2008, primarily due to reduced advertising and promotional expenditures as well as reduced personnel costs.

•	General and administrative expenses decreased 1.7% to $3,533,000, from $3,594,000, for the three months ended September 30, 2008. Costs incurred evaluating strategic alternatives during the September 2009 quarter totaled $346,000.

•	Earnings from operations were $1,582,000, up from $396,000 for the three months ended September 30, 2008.

•	Net interest expense was $606,000, down from $863,000 for the three months ended September 30, 2008.

•	Loss on extinguishment of debt was $2,181,000. See “Recent Events — Amendments of Senior Convertible Note and Loan and Security Agreement” below.

•	Other expense of $405,000 represents a noncash loss resulting from the change in fair value of a warrant and embedded derivatives.

•	Net loss was $1,614,000 ($.07 per diluted share), compared to net loss of $465,000 ($.02 per diluted share), for the three months ended September 30, 2008.

•	We continued to execute a strategic realignment and cost reduction plan that began in the fourth quarter of fiscal 2009. See “Liquidity and Capital Resources — Plans to Improve Our Liquidity” below.

•	On July 30, 2009, we amended our senior secured convertible note with Portside Growth and Opportunity Fund (Portside), which, among other things, increased the outstanding principal under the convertible note to $15,701,000, from $13,000,000, increased the interest rate to 8.875%, from 7.875%, and provided for a minimum 90-day extension to the $4 million bi-annual principal payment originally due on July 30, 2009 and our Loan and Security Agreement with Wachovia Capital Finance Corporation (Western) (Wachovia). See “Recent Events—Amendments of Senior Convertible Note and Loan and Security Agreement” below.

•	On October 28, 2009, we further amended our senior secured convertible note with Portside extending the next $4 million principal installment from October 30, 2009 to November 15, 2009 or, under certain circumstances, November 30, 2009. See “Recent Events—Amendments of Senior Convertible Note and Loan and Security Agreement” below.

•	On November 15, 2009, we further amended our senior secured convertible note with Portside to further extend the next potential $4 million principal installment from November 15, 2009 to December 11, 2009 or, under certain circumstances, January 30, 2010. See “Recent Events—Amendments of Senior Convertible Note and Loan and Security Agreement” below.
The highlights above are intended to identify some of our more significant events and transactions during the three months ended September 30, 2009. Other events that occurred during the six months ended September 30, 2009 and subsequent to such period are discussed below under “—Recent Events.” However, these highlights are not intended to be a full discussion of our results for the three months ended September 30, 2009. These highlights should be read in conjunction with the following discussion of “Results of Operations” and “Liquidity and Capital Resources” and with our unaudited consolidated financial statements and notes thereto included elsewhere in this Quarterly Report.
Recent Events
        Amendments of Senior Convertible Note and Loan and Security Agreement
On July 30, 2009, the potential due date for a bi-annual $4 million principal payment under our senior secured convertible note, we entered into a Second Amendment and Exchange Agreement (Second Exchange Agreement) with Portside, the holder of our 7.875% senior secured convertible note due in 2011 (Original Note) in the principal amount of $13 million, pursuant to which we exchanged the Original Note solely for an 8.875% amended and restated senior secured convertible note in the principal amount of $15.7 million (Amended Note). The $2.7 million principal increase represented 20% of the principal and accrued interest under the Original Note as of and through July 30, 2009. At November 1, 2009, the principal balance outstanding under the Amended Note was $15,701,000.
The Second Exchange Agreement avoided a default under the Original Note and allowed us and our financial advisor, Houlihan Lokey Howard & Zukin Capital, Inc., to continue the process of evaluating strategic alternatives, including potential financing or sale transactions, without the necessity of funding the bi-annual $4 million principal payment on July 30, 2009.
Upon the occurrence of an event of default, the Original Note provided Portside the right to demand redemption at a price equal to 120% of the sum of the then-outstanding principal amount and accrued interest and penalties, and provided for default interest at the rate of 12%. Upon a change in control, the Original Note granted to Portside the right to demand redemption of the Original Note at a price equal to 120% of the sum of the then-outstanding principal amount and accrued interest and penalties. The Amended Note eliminated the provisions of the Original Note relating to redemption premium in the event of a future default or change in control. However, the default interest rate remains the same.

The Amended Note matures on August 30, 2011, which maturity date may be extended under certain circumstances at Portside’s option. On October 30, 2009, a $4 million principal payment (plus accrued interest) was originally due under this Amended Note. The payment date was extended as part of the October 28, 2009 Amendment Agreement and November 15, 2009 Second Amendment Agreement described below. Upon delivery of appropriate notice, Portside may require additional $4 million principal payments (plus accrued interest) on January 30, 2010, January 30, 2011 and July 30, 2011. The default interest rate is 12%, should any future event of default occur. Accrued interest on the Amended Note is payable quarterly in arrears either in cash or in stock based upon a formula tied to the lower of a conversion price or market price. Portside maintains its security interest in all of our assets in third position behind our senior lender, Wachovia, and our exclusive disc manufacturer Arvato Digital Services (Arvato). The Amended Note is guaranteed by our subsidiaries.
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
On October 28, 2009, we entered into an Amendment Agreement with Portside that amended the Amended Note to change the dates on which Portside may request the next $4 million principal payment under the Amended Note. Upon delivery of appropriate notice, Portside was permitted to require a $4 million principal payment (plus accrued interest) on November 15, 2009 rather than October 30, 2009. The $4 million principal payment was to be further deferred until November 30, 2009 if we entered into a written agreement with a bona fide purchaser, prior to November 15, 2009, that would result in a change of control of Image. The November 30, 2009 installment payment date noted in the prior sentence was to be accelerated to any date after November 15, 2009, but before November 30, 2009, if the written agreement with the bona fide purchaser had been terminated or otherwise ceased to be in full force and effect. The Amendment Agreement also amended the time period by which Portside must provide notice to us of its determination to request an installment payment from five trading days prior to the installment payment date to two trading days.
On November 12, 2009, Portside provided notice of its election to require us to make a payment of principal and accrued interest on November 15, 2009 in the amount of $4,043,767.
On November 15, 2009, we entered into a Second Amendment Agreement with Portside. The Second Amendment Agreement amends the Amended Note to further change the dates on which Portside may request the next installment payment under the Amended Note. Upon delivery of appropriate notice, Portside may now require a $4 million principal payment (plus accrued interest) on December 11, 2009 rather than November 15, 2009. The $4 million principal payment may be further deferred until January 30, 2010 if we enter into a written agreement for the sale of all or substantially all of our assets on or prior to December 11, 2009 that, upon consummation of the transaction contemplated by the agreement, would result in a change of control of Image. The January 30, 2010 installment payment date noted in the prior sentence may be accelerated to any date after December 11, 2009, but before January 30, 2010, if the written agreement has been terminated or otherwise ceases to be in full force and effect. The Second Amendment Agreement rescinded the November 12, 2009 payment notice provided by Portside thereby avoiding a default under the Amended Note. Pursuant to the Second Amendment Agreement, we agreed to reimburse Portside for the actual and anticipated legal fees and expenses of its counsel and any third party advisors incurred through December 11, 2009, such fees not to exceed an aggregate of $150,000. The reimbursement includes, without limitation, those fees and expenses incurred in connection with the review and negotiation of the Second Amendment Agreement and in connection with potential financing or sales transactions that may grow out of our evaluation of strategic alternatives. We paid the first $100,000 installment on November 16, 2009. The remaining $50,000 must be paid immediately upon our receipt of a request from Portside accompanied by a reasonably detailed description as to how the first installment was applied. Our failure to pay the remaining $50,000 will constitute an event of default under the Amended Note. Any unused portion of the fees must be returned to us.
Upon delivery of appropriate notice, Portside may require additional $4 million principal payments (plus accrued interest) on January 30, 2010, January 30, 2011 and July 30, 2011. Accordingly, if Portside makes the appropriate notice with respect to the next installment payment and we are entitled to defer the payment until January 30, 2010 as permitted by the Second Amendment Agreement and Portside makes the appropriate notice with respect to the January 30, 2010 installment payment, we could have two $4 million principal payments (plus accrued interest) due on January 30, 2010.
We do not have the funds necessary to fund the $4 million principal payment that may be due on December 11, 2009 or, under certain circumstances, January 30, 2010. We do not have the funds necessary, and we do not expect that cash flow from operations will be sufficient, to fund the $4 million principal payment that may be due on January 30, 2010, and we may not be able to pay any of the remaining principal payments as required. At this time, we do not know if Portside will be willing to further restructure the debt or, if willing, on terms acceptable to us.
If we are unable to reach an agreement with Portside prior to the December 11, 2009 or January 30, 2010 potential payment due dates or any extensions that Portside may grant us, our failure to repay the debt will result in an event of default which, if not cured or waived, would require us to pay interest at the default rate and may require us to repay all amounts outstanding under the Amended Note. In addition, a default would cause cross-default of our other debt agreements, including our Loan and Security Agreement, as amended (Loan Agreement), with Wachovia, entitling the lenders under those agreements to, among other things, accelerate such debt. These events would have a material adverse effect on our liquidity, business, results of operations and financial condition and on our ability to continue as a going concern and could potentially force us to file for protection from our creditors under Chapter 11 of the U.S. Bankruptcy Code. Should we be able to refinance our debt, the incurrence of additional indebtedness would result in increased fiscal interest payment obligations and could contain restrictive covenants. The sale of additional equity or convertible debt securities may result in dilution to our stockholders and the granting of superior rights to the investors. Due to current market conditions, it would be extremely difficult to obtain additional financing on acceptable terms.
In connection with the Second Exchange Agreement and issuance of the Amended Note, we entered into a third amendment to the Loan Agreement with Wachovia. The amendment provided Wachovia’s consent to the Second Exchange Agreement and the Amended Note in exchange for a $50,000 amendment fee, which was paid.
Wachovia and Portside are parties to a Subordination Agreement that provides, among other things, that in the event of a default under the Amended Note, Wachovia has the right to prevent Portside from taking certain action to enforce its rights under the Amended Note for up to 180 days after July 31, 2009.

Loss on Extinguishment of Debt
As a result of the July 30, 2009 Second Exchange Agreement the issuance of the Amended Note is accounted for as an extinguishment of debt as the terms of the Amended Note were deemed to be substantially different, as defined in EITF Issue No. 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments, (ASC 470-50-40), from the terms of the Original Note.
As the debt extinguishment under ASC 470-50-40 indicates that the Amended Note has “significantly different terms,” the Amended Note was recorded at fair value and was compared to the carrying value of the Original Note including any bifurcated derivative to determine the debt extinguishment gain or loss to be recognized.
The difference in fair value of the Amended Note and the Original Note was recorded as an extinguishment of debt with a loss on extinguishment. The Amended Note value was recorded at $15,701,000 (fair value) and was used to determine the debt extinguishment loss to be recognized at the effective rate of the new instrument. The book value (including the remaining unamortized debt discount associated with the issuance of the warrant of approx $306,000) of $12,694,000, when compared to the Amended Note value yielded a loss on extinguishment of debt of approximately $3,007,000.
The fair value of the embedded (bifurcated) derivatives significantly changed as a result of the amendment. The redemption rights derivative changed as follows:
The difference in fair value of the derivatives, impacted by the amendment, at July 30, 2009 (immediately prior to the amendment) and the fair value at July 30, 2009 (immediately after the amendment) resulted in a gain on extinguishment of $1,018,000.
At July 30, 2009, unamortized deferred financing costs related to the Original Note were $192,000. These amounts were written off during the three months ended September 30, 2009 as a loss on extinguishment of debt.
The net loss on extinguishment of debt for the three and six months ended September 30, 2009 was $2,181,000 and includes the $3,007,000 loss from the change in fair value of the notes, $192,000 in previously unamortized deferred financing costs and the $1,018,000 gain from the change in fair value of the embedded derivatives.
Costs incurred with third parties (i.e., other than the lender) associated with the Amended Note of $114,000 were capitalized and will be amortized over the term of the Amended Note using the interest method.
Receipt of Nasdaq Staff Deficiency Letters
On September 15, 2009, we received Nasdaq Staff Deficiency Letters from the staff of the Nasdaq Stock Market Listing Qualifications Department (Staff). The first letter indicated that we failed to comply with the minimum market value of publicly held shares (MVPHS) requirement for continued listing on The Nasdaq Global Market set forth in Listing Rules 5450(b)(2)(C) and 5450(b)(3)(C). The second letter indicated that we failed to comply with the minimum bid price requirement for continued listing on The Nasdaq Global Market set forth in Listing Rule 5450(a)(1). If we are unable to remedy these deficiencies or successfully transfer to The Nasdaq Capital Market, our common stock would be delisted from The Nasdaq Stock Market, which would trigger default of a listing requirement covenant under the Amended Note. See Part II, Item 1A “Risk Factors” in this Quarterly Report for more information.
Amendment of Wachovia Loan Agreement
On June 23, 2009, we entered into a second amendment to the Loan Agreement with Wachovia. The amendment provided that we are not required to deliver an unqualified opinion in the report of our independent registered public accounting firm with respect to our audited consolidated financial statements for the fiscal year ended March 31, 2009. As a result of the amendment, the report of our independent registered public accounting firm on our consolidated financial statements for the fiscal year ended March 31, 2009 which included an explanatory paragraph that expressed substantial doubt regarding our ability to continue as a going concern will not, in and of itself, trigger an event of default under the Loan Agreement. The amendment required that we pay a $50,000 amendment fee, which was paid.

As noted above under “Amendments of Senior Convertible Note and Loan and Security Agreement,” on July 30, 2009, we entered into a third amendment to the Loan Agreement with Wachovia.
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
After several extensions of the closing date of the Merger and an aggregate business interruption payment by Nyx of $2.5 million, Nyx was unable to secure financing to close the Merger. As a result, on April 17, 2009, we terminated the Merger in accordance with our rights under the Merger Agreement. Pursuant to the second amendment to the Merger Agreement and in partial consideration for further extending the Merger closing date, Nyx agreed to release to us $1.0 million of the $2.5 million then being held in the trust account. The payment was nonrefundable to Nyx and was recorded as other income in fiscal 2009. On April 21, 2009, we received the remaining $1.5 million from the trust account, which is included as a component of other income for the six months ended September 30, 2009.
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
AEC’s Parent’s Bankruptcy Filing
In April 2009, Source Interlink Companies Inc. (Source Interlink), parent of Alliance Entertainment LLC (AEC), one of our largest customers, filed for Chapter 11 bankruptcy protection. Net revenues from AEC for fiscal 2009, 2008 and 2007 were $11.8 million, $10.7 million and $11.1 million, respectively. Also in April 2009, two days after their filing, Source Interlink obtained Bankruptcy Court approval to pay its pre-petition creditors, including us, in the ordinary course of business. In May 2009, the Bankruptcy Court approved Source Interlink’s Disclosure Statement, which provided for the payment in full of our claim, along with all of Source Interlink’s general unsecured creditors. On June 19, 2009, Source Interlink completed its reorganization and emerged from bankruptcy. As of September 30, 2009, we had no outstanding unpaid pre-petition balance.
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

We need to restructure our debt and raise funds to cover our operating costs and maturing principal payments to Portside under the Amended Note and to execute our growth plans in the near future. We do not have the funds necessary to make the potential $4 million principal payment on the Amended Note on December 11, 2009 or, under certain circumstances, January 30, 2010 or the additional potential $4 million principal payment on January 30, 2010 and our internal projections of expected cash flows from operations, borrowing availability under our revolving credit facility and credit extended by our trade creditors indicate that our liquidity is not, and will not be, sufficient to cover our debts as they come due. As of November 7, 2009, we were past due on approximately $8.8 million in obligations for trade payables, royalty and distribution fees payable and royalty and distribution fee advances. Of the $8.8 million past due, $2.6 million is less than 30 days past due. Our working capital deficit, if not remedied, will also prevent us from making expenditures to continue acquiring higher-profile content and otherwise enhance our business.
As of November 7, 2009, we were significantly past due in our obligations to our exclusive disc manufacturer Arvato. Included in the past due obligations balance as of November 7, 2009 discussed above is $3.4 million in past due obligations to Arvato. Of the $3.4 million past due, $1.5 million is less than 30 days past due. Arvato currently has the right to provide us a written notice of default and we then must make payment within 15 days after the notice. We do not currently have the funds, or access to the funds, necessary to repay all of our outstanding obligations to Arvato. As of November 11, 2009, Arvato had not provided us with a written notice of default. However, Arvato is now requiring us to maintain our balance of outstanding accounts payable, open manufacturing orders, freight and fulfillment, and the remaining outstanding balance under the manufacturing advance under a threshold of $10 million. Because we are at this threshold we must immediately remit payment whenever we exceed the $10 million threshold so that Arvato will release and fulfill our sales orders. We continue working with Arvato to maintain our relationship. If for any reason our relationship with Arvato were to end or be disrupted, it would require a significant amount of time to either scale up our warehousing and distribution services or find a replacement third party provider and effectuate the transition to such third party. We can give no assurance that we could successfully engage another third party provider on acceptable terms. In addition, any default under our manufacturing advance with Arvato would cause cross-default under other debt agreements.
The substantial doubt about our ability to continue as a going concern has impacted our relationship with our trade and content suppliers and their willingness to continue to conduct business with us on terms consistent with historical practice. Our need for cash has intensified and we are currently unable to make all payments to all of our suppliers as they become due.
If our losses and negative cashflows continue, we risk defaulting on the terms of our revolving credit facility, the Amended Note and manufacturing advance from Arvato. A default on our revolving credit facility, the Amended Note or manufacturing advance from Arvato, if not waived, could cause all of our long-term obligations to be accelerated, could restrict access to our revolving credit line and increase the interest rate on our long-term obligations, potentially force us to file for protection from our creditors under Chapter 11 of the U.S. Bankruptcy Code and jeopardize our ability to continue as a going concern. If we are unable to rely solely on existing debt financing, it will be necessary to raise additional capital in the future through the sale of equity or debt securities, which may result in increased fiscal interest payment obligations, restrictive covenants, dilution to our stockholders and the granting of superior rights to the investors. Due to current market conditions, it would be extremely difficult to raise debt or equity financing on acceptable terms.
Plans to Improve Our Liquidity
We seek to overcome this substantial doubt concerning our ability to continue as going concern by continuing to pursue our strategic operating goals of acquiring and distributing high profile content in multiple formats while significantly reducing our cost structure. We are continuing to execute on a strategic realignment and cost reduction plan and have engaged a nationally recognized investment bank to explore strategic alternatives for us, including raising debt or equity capital or a sale of our company.
Strategic Realignment and Cost Reduction Plan.
We are executing on a plan to realign our organization to drive a streamlined growth strategy through the continued acquisition of cast-driven feature films supported by a core revenue base of programs with proven historical results. This allows us to reduce the number of programs we release each month and therefore reduce our costs. Our goal is to shorten our timeline of and improve the return on investment on titles, which is the most critical element in selecting titles for acquisition.

We have also been executing a cost reduction plan which includes reducing personnel, benefit costs, advertising and other marketing expenditures, travel and trade show expenditures and third party commissions.
•	In February 2009, we reduced corporate headcount by 10%, from 140 to 126 employees, saving approximately $1.5 million in annual personnel costs, including benefits. In June 2009, we further reduced corporate headcount by another 14%, from 126 to 108 employees, saving an additional approximate $1.5 million in annual personnel costs, including benefits. Total annual personnel cost savings is expected to be approximately $3.0 million, including benefits.

•	We have made other cost reductions, estimated to exceed an additional $1.0 million in annual general and administrative and selling expenses, which are being phased in during the current fiscal year. Cost reduction areas include discretionary advertising, trade shows, travel, health care costs, discretionary information technology expenditures and sales commission restructuring.

•	We have also been adjusting our content acquisitions efforts to become more selective in acquiring content which requires large advance payments.
Engagement of Investment Banking Firm
In May 2009, we retained Houlihan Lokey Howard & Zukin Capital, Inc. as our exclusive financial advisor to assist us in analyzing a wide range of strategic alternatives, including potential financing or sale transactions.
We can provide no assurance that the results of our strategic realignment and cost reduction plan or the efforts of our investment banking firm will be successful enough to provide us liquidity relief and accordingly overcome the substantial doubt about our ability to continue as a going concern or the potential that we may need to file for protection from our creditors under Chapter 11 of the U.S. Bankruptcy Code.
    Sources and Uses of Cash for the Six Months Ended September 30, 2009
At September 30, 2009, we had a working capital deficit of $16.6 million compared to a working capital deficit of $18.5 million at March 31, 2009.
Our working capital has historically been generated from the following sources:
•	operating cash flows;

•	availability under our revolving line of credit;

•	private placement of debt and equity instruments;

•	advances from our disc manufacturer; and

•	trade credit.
The more significant sources of working capital during the six months ended September 30, 2009 were:
•	net borrowings of $1.8 million under our revolving line of credit;

•	decreased royalty and distribution fee advances for exclusive content of $4.1 million; and

•	a seasonal increase in accounts payable and accrued liabilities of $454,000.
The more significant uses of working capital during the six months ended September 30, 2009 were:
•	increased gross accounts receivable of $6.2 million; and

•	principal payments of $1.3 million under our manufacturing advance obligation.
Capital Resources
Cash and Cash Equivalents. As of September 30, 2009, we had cash of $273,000, as compared to $802,000 as of March 31, 2009. As of November 9, 2009, we had cash of $257,000.
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

Borrowings bear interest at either the Prime Rate plus up to 0.75% (4.00% at September 30, 2009) or, at our option, LIBOR plus up to 2.75% (3.05% at September 30, 2009), subject to minimum borrowing levels. The level of interest rate margin to Prime Rate or LIBOR is dependent upon our future financial performance as measured by EBITDA, earnings before interest, taxes, depreciation and amortization, as defined in the Loan Agreement.
We are required to maintain a minimum fixed charge coverage ratio for each six month period on or after June 30, 2009 of 1.1 to 1.0. If we maintain minimum borrowing availability equal to, or greater than, $2.5 million, our fixed charge coverage ratio is not tested. At September 30, 2009, we were not tested for such covenant compliance because we had availability in excess of the required $2.5 million minimum. Had we been tested, our negative EBITDA would have resulted in a fixed charge coverage ratio less than the required 1.1 to 1.0. At September 30, 2009, our borrowing availability was $993,000 ($3.5 million based upon eligible accounts receivable less the $2.5 million minimum requirement). As of November 9, 2009, our borrowing availability was $2.0 million ($4.5 million based upon eligible accounts receivable, less the $2.5 million minimum requirement and checks outstanding). Accordingly, we currently have limited operating liquidity.
Additionally, our credit facility states that a material adverse change in our business, assets or prospects would be considered an “event of default.” If we are unable to comply with the covenants, or satisfy the financial ratio and other tests, or should an event of default occur, as determined and invoked by Wachovia, a default may occur under our credit facility. Unless we are able to negotiate an amendment, forbearance or waiver with Wachovia, we could be prohibited from future borrowings, operating cash could be frozen, our interest rate could be increased by 2% and we could be required to repay all amounts then outstanding and a cross-default would occur under our other debt agreements. In addition, upon a default Wachovia would have the right to foreclose on all of our assets. Any of these events would have a material adverse effect on our liquidity, business, results of operations and financial condition and our ability to continue as a going concern and could potentially force us to file for protection from our creditors under Chapter 11 of the U.S. Bankruptcy Code.
At September 30, 2009 we had $12.7 million outstanding under the revolving line of credit. As of November 9, 2009 we had $8.2 million outstanding.
The Loan Agreement contains early termination fees, based upon the maximum facility amount of $20 million, of 0.75% if terminated within the three-year term. The Loan Agreement also imposes restrictions on such items as encumbrances and liens, prohibition on the payment of dividends, incurrence of other indebtedness, stock repurchases and capital expenditures and requires us to comply with minimum financial and operating covenants. Any outstanding borrowings are secured by our assets.
We were in compliance with all financial and operating covenants under the Loan Agreement at September 30, 2009. Given our current liquidity constraints, it is not possible to determine whether we will be in compliance with all financial and operating covenants in the future.
On June 23, 2009, we entered into a second amendment to the Loan Agreement with Wachovia. The amendment provided that we were not required to deliver an unqualified opinion in the report of our independent registered public accounting firm with respect to our audited consolidated financial statements for the fiscal year ended March 31, 2009. As a result of the amendment, the report of our independent registered public accounting firm on our consolidated financial statements for the fiscal year ended March 31, 2009 which included an explanatory paragraph that expressed substantial doubt regarding our ability to continue as a going concern did not trigger an event of default under the Loan Agreement. See “Recent Events—Amendments of Wachovia Loan Agreement” above.
If we receive a report of our independent registered public accounting firm on our consolidated financial statements for the fiscal year ending March 31, 2010 that includes an explanatory paragraph that expresses substantial doubt regarding our ability to continue as a going concern, a resulting event of default would occur under the Loan Agreement with Wachovia upon delivery of the report to Wachovia. Any future defaults under the Loan Agreement, if not waived or cured, would automatically trigger a cross-default under our other debt agreements thereby adversely impacting our ability to continue as a going concern and potentially forcing us to file for protection from our creditors under Chapter 11 of the U.S. Bankruptcy Code.

Senior Convertible Note. For a discussion of our senior secured convertible note, See “Recent Events—Amendments of Senior Convertible Note and Loan and Security Agreement” above.
Subordinated Manufacturing Advance Obligation. At September 30, 2009, we had $2.1 million remaining outstanding, all current, under the original $10 million manufacturing advance, exclusive of the debt discount. Arvato exclusively manufactures our DVDs and manufactures the majority of our CDs. Principal is repaid at $0.20 per DVD manufactured, plus payment of a $0.04 administrative fee per DVD manufactured. Amortization of the related debt discount is a noncash interest expense and totaled $52,000 and $122,000 for the three and six months ended September 30, 2009, respectively, and $137,000 and $300,000 for the three and six months ended September 30, 2008, respectively. Amortization of the deferred manufacturing credit, included as a component of cost of sales, totaled $149,000 and $308,000 for the three and six months ended September 30, 2009, respectively, and $148,000 and $257,000 for the three and six months ended September 30, 2008, respectively.
Off-Balance Sheet Arrangements
We currently do not have any off-balance sheet arrangements.
Results of Operations
Our consolidated financial information for the three and six months ended September 30, 2009, should be read in conjunction with our consolidated financial statements and the notes thereto and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our most recent Annual Report on Form 10-K.
Net Revenues
The following table presents consolidated net revenues by reportable business segment for the three and six months ended September 30, 2009 and 2008, respectively:

	Three Months Ended September 30,			Six Months Ended September 30,
	2009	2008	% Change	2009	2008	% Change
	(in thousands)			(in thousands)
Net revenues
Domestic	$28,461	$30,898	(7.9)%	$51,073	$62,207	(17.9)%
Digital	1,060	975	8.7	1,730	1,731	—
International	319	516	(38.2)	721	1,028	(29.9)

Consolidated	$29,840	$32,389	(7.9)%	$53,524	$64,966	(17.6)%

Domestic Revenues. Our domestic net revenues were down by 7.9% and 17.9%, for the three and six months ended September 30, 2009, respectively. We believe we are still being impacted by the current economic slowdown as our retail customers remain cautious in purchasing programming and increasing inventories until foot traffic in their stores increases.
New release net revenues for the three months ended September 30, 2009 totaled $15.1 million, compared to $19.3 million for the three months ended September 30, 2008. We did see an increase in our catalogue net revenues during the three months ended September 30, 2009 to $13.9 million, from $13.0 million for the three months ended September 30, 2008. The parent of one of our largest retail customers over the last three fiscal years, AEC, emerged from its Chapter 11 bankruptcy on June 19, 2009, which favorably impacted their purchases from us during the three months ended September 30, 2009.
Our best selling new releases for the three months ended September 30, 2009 as compared to the three months ended September 30, 2008 were:
September 2009 Quarter
Terry Fator: Live From Las Vegas
Management (starring Jennifer Aniston and Steve Zahn)
Edge of Love (starring Keira Knightley and Sienna Miller)
Shark Week: The Great Bites Collection (Discovery)

September 2008 Quarter
When We Left Earth: NASA Missions (Discovery)
Then She Found Me (directed by and starring Helen Hunt)
Shark Week: Ocean of Fear (Discovery)
The Secret (starring David Duchovny)
Autumn Hearts (starring Susan Sarandon)
New release net revenues for the six months ended September 30, 2009 totaled $27.9 million, compared to $43.4 million for the six months ended September 30, 2008. Catalogue net revenues during the six months ended September 30, 2009 were down to $22.9 million, compared to $23.6 million for the six months ended September 30, 2008.
Digital Revenues. Digital revenues were up 8.7% and flat, for the three and six months ended September 30, 2009, respectively, compared to the three and six months ended September 30, 2008, which included $176,000 in non-recurring license revenue. Other factors impacting flat digital revenues were underperforming new video releases, weaker overall video release schedule, and reduced number of audio releases. In addition, several smaller retailers ceased operations and, while relatively small, negatively impacted overall revenue in the period.
International Revenue. International revenues were down 38.2% and 29.9% for the three and six months ended September 30, 2009, respectively, as a result of reduced royalties reported to us by our subdistributor Sony, who is in the sell off period of their distribution agreement with us. In May 2009, we signed a five-year agreement with Universal International Music to replace Sony as our exclusive distributor in Europe, Africa, South America and the Middle East as discussed under “Recent Events — Distribution Agreement with Universal International Music.”
Cost of Sales and Gross Margins
The following table presents consolidated cost of sales by reportable business segment and as a percentage of related segment net revenues for the three and six months ended September 30, 2009 and 2008, respectively:

	Three Months Ended September 30,			Six Months Ended September 30,
	2009	2008		2009	2008
	(in thousands)			(in thousands)
Cost of sales:
Domestic	$21,331	$23,352		$39,469	$47,839
Digital	636	547		1,044	1,030
International	278	457		633	735

Consolidated	$22,245	$24,356		$41,146	$49,604

			% Change			% Change
As a percentage of segment net revenues:
Domestic	74.9%	75.6%	(0.7)%	77.3%	76.9%	0.4%
Digital	60.0	56.1	3.9	60.3	59.5	0.8
International	87.1	88.6	(1.5)	87.8	71.5	16.3
Consolidated	74.5%	75.2%	(0.7)%	76.9%	76.4%	0.5%
Our consolidated cost of sales for the three and six months ended September 30, 2009 were 74.5% and 76.9% of net revenues, respectively, compared to 75.2% and 76.4% of net revenues for the three and six months ended September 30, 2008, respectively. Accordingly, our consolidated gross margins for the three and six months ended September 30, 2009 were 25.5% and 23.1% of net revenues, respectively, compared to 24.8% and 23.6%, for the three and six months ended September 30, 2008, respectively.
Domestic Gross Margins.
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
Domestic segment gross profit margin, as a percentage of segment net revenues for the three months ended September 30, 2009, increased 0.7%, to 25.1%, from 24.4% for the three months ended September 30, 2008. A reconciliation of the factors contributing to the increase or decrease in gross margin percentage follows:

(0.5)%	Product and format mix resulting in lower margins
0.3	Lower pricing discounts and market development funds provided customers
0.9	Lower freight and fulfillment expenses

0.7%	Increase in gross profit margin

Domestic segment gross profit margin, as a percentage of segment net revenues for the six months ended September 30, 2009, declined 0.4% to 22.7%, from 23.1% for the six months ended September 30, 2008. A reconciliation of the factors contributing to the increase or decrease in gross margin percentage follows:

(0.3)%	Product and format mix resulting in lower margins
1.1	Lower freight and fulfillment expenses
(1.2)	Higher pricing discounts and market development funds provided customers

(0.4)%	Decrease in gross profit margin

Digital Gross Margins. We experienced lower gross profit margins for the digital segment of 40.0% for the three months ended September 30, 2009, compared to 43.9% for the three months ended September 30, 2008 and 39.7%, for the six months ended September 30, 2009 as compared to 40.5%, for the six months ended September 30, 2008. Product sales mix contributed to the margin decrease for the periods.
International Gross Margins. Gross profit margins for the international segment increased to 12.9% for the three months ended September 30, 2009, from 11.4% for the three months ended September 30, 2008. For the six months ended September 30, 2009, gross margins decreased to 12.2%, from 28.5% for the six months ended September 30, 2008. The mix of programming sold during the three months ended September 30, 2009 was more favorable, in terms of gross margins recognized, than that of the prior year period. We amortized a greater portion of costs during the six months ended September 30, 2009, including subtitling relating to titles for international broadcast and sublicense.
     Selling Expenses
The following table presents consolidated selling expenses by reportable business segment and as a percentage of related segment net revenues for the three and six months ended September 30, 2009 and 2008, respectively:

	Three Months Ended September 30,			Six Months Ended September 30,
	2009	2008	% Change	2009	2008	% Change
	(in thousands)			(in thousands)
Selling expenses:
Domestic	$2,362	$3,847	(38.6)%	$6,656	$7,368	(9.7)%
Digital	62	84	(26.2)	98	132	(25.8)
International	56	112	(0.5)	163	265	(38.5)

Consolidated	$2,480	$4,043	(38.7)%	$6,917	$7,765	(10.9)%

As a percentage of segment net revenues:
Domestic	8.3%	12.5%	(4.2)%	13.0%	11.8%	1.2%
Digital	5.8	8.6	(2.8)	5.7	7.6	(1.9)
International	17.6	21.7	(4.1)	22.6	25.8	(3.2)
Consolidated	8.3%	12.5%	(4.2)%	12.9%	12.0%	0.9%
Domestic Selling Expenses. The decrease in domestic selling expenses, as a percentage of net revenue, for the three and six months ended September 30, 2009 was primarily due to reduced advertising and promotional expenditures, excluding advertising expenses specific to the theatrical release of the film Management described below, as well as reduced personnel costs. Advertising and promotional expenses were 3.9% and 7.7% of domestic revenues, for the three and six months ended September 30, 2009, respectively, as compared to 6.5% and 6.2%, for the three and six months ended September 30, 2008, respectively. Advertising and promotional expenditures related to the theatrical release of Management, expensed during the three months ended June 30, 2009 and included in the domestic selling expenses for the six months ended September 30, 2009, totaled $1.9 million, or 3.7% of domestic net revenues for the six months ended September 30, 2009. Personnel costs were lower by $336,000 and $456,000, for the three and six months ended September 30, 2009, respectively, as compared to the prior year periods as a result of our cost cutting efforts.
Digital and International Selling Expenses. The decrease in digital and international selling expenses is a result of the strategic realignment of our operations. We have reduced personnel specifically allocated to our digital and international operations, therefore reducing the costs of these segments.
     General and Administrative Expenses
The following table presents consolidated general and administrative expenses by reportable business segment and as a percentage of related segment net revenues for the three and six months ended September 30, 2009 and 2008, respectively:

	Three Months Ended September 30,			Six Months Ended September 30,
	2009	2008	% Change	2009	2008	% Change
	(in thousands)			(in thousands)
General and administrative expenses:
Domestic	$3,462	$3,332	3.9%	$7,641	$7,001	9.1%
Digital	67	181	(62.4)	144	404	(64.4)
International	4	81	(95.1)	11	177	(93.8)

Consolidated	$3,533	$3,594	(1.7)%	$7,796	$7,582	2.8

As a percentage of segment net revenues:
Domestic	12.2%	10.8%	1.4%	15.0%	11.3%	3.7%
Digital	6.3	18.6	(12.3)	8.3	23.3	(15.0)
International	1.3	15.7	(14.4)	1.5	17.2	(15.7)
Consolidated	11.8%	11.1%	0.7%	14.6%	11.7%	2.9%
Domestic General and Administrative Expenses. The increase in domestic general and administrative expenses for the three months ended September 30, 2009 as compared to the three months ended September 30, 2008 was due to the following:
•	investment banking fees of $192,000;

•	legal and other costs related to evaluating strategic alternatives of $154,000; and

•	an increase in the allowance for doubtful accounts of $136,000.
Partially offsetting the above increases were cost reductions across a variety of areas, none individually significant.
The increase in domestic general and administrative expenses for the six months ended September 30, 2009 as compared to the six months ended September 30, 2008 was due to the following:
•	severance accrual related to the June 2009 staff reduction of $406,000;

•	investment banking fees of $312,000;

•	legal and other expenses related to evaluating strategic alternatives of $206,000; and

•	consulting fees of $140,000 paid to EIM Capital Management, Inc. (EIM). EIM is wholly-owned and managed by Mr. Martin W. Greenwald, who is the Chairman of our Board of Directors.
Partially offsetting the above increases were the following decreases:

•	travel expenses by $126,000; and

•	cost reductions across a variety of areas, none individually significant.
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
     Other Expenses (Income)
     Interest Expense, net

	Three Months Ended September 30,			Six Months Ended September 30,
	2009	2008	% Change	2009	2008	% Change
	(in thousands)			(in thousands)
Noncash amortization of debt discount	$83	$279	(70.3)%	$262	$584	(55.1)%
Noncash amortization of deferred financing costs	53	97	(45.4)	129	194	(33.5)
Cash interest expense, net of interest income	470	487	(3.5)	844	960	(12.1)

Interest expense, net of interest income	$606	$863	(29.8)%	$1,235	$1,738	(28.9)%

As a percentage of net revenues	2.0%	2.7%	(0.7)%	2.3%	2.7%	(0.4)%
Interest expense, net of interest income, for the three and six months ended September 30, 2009, decreased as compared to the three and six months ended September 30, 2008 primarily as a result of reduced interest bearing debt levels. Net noncash charges to interest expense, representing amortization of the Arvato manufacturing advance debt discount, convertible note debt discount and deferred financing costs for the three and six months ended September 30, 2009, totaled $136,000 and $391,000, respectively, as compared to $376,000 and $778,000 for the three and six months ended September 30, 2008, respectively.
     Loss on Extinguishment of Debt
Loss on extinguishment of debt, for the three and six months ended September 30, 2009, was $2,181,000. See “Recent Events — Amendments of Senior Convertible Note and Loan and Security Agreement — Loss on Extinguishment of Debt.”
     Other expense (income)
Other expense of $405,000, for the three months ended September 30, 2009, represented a noncash expense resulting from the change in fair value of a warrant and embedded derivatives. Other income of $46,000, for the three months ended September 30, 2008, represented the change in fair value of a warrant and embedded derivatives.
     Other income, net of $1,136,000 for the six months ended September 30, 2009 included:
•	$1,469,000 in business interruption fees in accordance with the Merger Agreement that was terminated in April 2009; and

•	$333,000 in noncash expense resulting from the change in fair value of a warrant and embedded derivatives.
     Other income, net of $3,016,000 for the six months ended September 30, 2008 included:
•	$2,000,000 received pursuant to a settlement agreement relating to the merger agreement with BTP Acquisition Company LLC that was terminated in February 2008;

•	$831,000 of other income, representing $1,025,000 received pursuant to a June 2008 settlement agreement with a content supplier for the non-delivery of content under an exclusive distribution agreement, offset by a noncash write-off of $194,000 in warrant valuation associated with the original transaction. The settlement agreement provided for an initial cash payment to us and future quarterly payments in exchange for terminating the exclusive content distribution agreement and dropping our lawsuit against them. As we are not subject to any future performance under the settlement agreement for services or products, the payments were recorded as other income on a cash basis in the periods the cash was received; and

•	$185,000 in noncash income resulting from the change in fair value of a warrant and embedded derivatives.
     Income Taxes
We recorded Federal and State tax expenses of approximately $4,000 and $29,000 for the three and six months ended September 30, 2009, respectively, using an estimated effective tax rate of 2.2% for fiscal 2010. The tax rate is lower than statutory rates due to the utilization of net operating loss carryforwards. We recorded Federal and State tax expenses of $44,000 and $62,000 for the three and six months ended September 30, 2008, respectively, using an estimated effective tax rate of 4.8% for fiscal 2009.
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
Even though we have fully reserved our net deferred tax assets, we would still be able to utilize them to reduce future income taxes payable should we have future earnings. To the extent such deferred tax assets related to NOL carryforwards, the ability to use such NOL carryforwards against future earnings will be subject to applicable carryforwards periods.
     Consolidated Net Earnings (Loss)
For all of the foregoing reasons, our net loss for the three months ended September 30, 2009, was $1,614,000, or $.07 per diluted share, compared to net loss for the three months ended September 30, 2008 of $465,000, or $.02 per diluted share. Net loss for the six months ended September 30, 2009 was $4,644,000, or $.21 per diluted share, compared to net earnings for the six months ended September 30, 2008 of $1,231,000, or $.06 per diluted share.
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

Interest Rate Fluctuations
At September 30, 2009, approximately $12.7 million of our outstanding borrowings were subject to changes in interest rates. We do not use derivatives to manage this risk. This exposure is linked to the prime rate and LIBOR.
Management believes that moderate changes in the prime rate or LIBOR would not materially affect our operating results or financial condition. For example, a 10.0% change in interest rates at September 30, 2009 would result in an approximate $51,000 annual impact on pretax earnings (loss) based upon our outstanding borrowings at September 30, 2009.
Foreign Exchange Rate Fluctuations
At September 30, 2009, a nominal amount of our accounts receivable was related to international distribution and denominated in foreign currencies. These receivables are subject to future foreign exchange rate risk and could become significant in the future. We distribute some of our licensed DVD programming (for which we hold international distribution rights) internationally through sub-licensees. Additionally, we exploit international broadcast rights to some of our exclusive entertainment programming (for which we hold international broadcast rights). Management believes that moderate changes in foreign exchange rates will not materially affect our operating results or financial condition. To date, we have not entered into foreign currency exchange contracts to manage this risk.

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
Our results of operations and financial condition are subject to numerous risks and uncertainties described in our Annual Report on Form 10-K for our fiscal year ended March 31, 2009, filed on June 29, 2009. You should carefully consider these risk factors in conjunction with the other information contained in this Quarterly Report. Should any of these risks materialize, our business, financial condition and future prospects could be negatively impacted. As of September 30, 2009, there have been no material changes to the risk factors set forth in the above-referenced Form 10-K, except as set forth below:
If we are unable to renegotiate or refinance the payment terms under our senior convertible note, we will trigger cross-defaults under our other debt agreements, face liquidity issues and potentially be forced to file for protection from our creditors under Chapter 11 of the U.S. Bankruptcy Code or be unable to continue as a going concern. We do not have the funds necessary to fund the $4.0 million principal payment on our senior convertible note that may be due to Portside Growth and Opportunity Fund on December 11, 2009 or, under certain circumstances, January 30, 2010. In addition, we do not have the funds necessary, and we do not expect that cash flows from operations will be sufficient, to fund the additional $4.0 million principal payment on our senior convertible note that may be due to Portside on January 30, 2010, and may not be able to pay any of the remaining principal payments as required. If we are unable to reach an agreement with Portside prior to the December 11, 2009 or January 30, 2010 potential payment due dates or any extensions that Portside may grant us, our failure to repay the debt will result in an event of default which, if not cured or waived, would require us to pay interest at the default rate and may require us to repay all amounts outstanding under the Amended Note. In addition, a default would cause cross-default of our other debt agreements, including the Wachovia loan agreement, entitling the lenders under these agreements to, among other things, accelerate such debt. These events would have a material adverse effect on our liquidity, business, results of operations and financial condition and on our ability to continue as a going concern and could potentially force us to file for protection from our creditors under Chapter 11 of the U.S. Bankruptcy Code.
We rely on a third-party to manufacture, warehouse and distribute our products and are significantly past due the related agreements payment terms. If this service provider terminates our replication and fulfillment agreement upon notice of default by us, our business would be adversely affected. We depend on Arvato as our exclusive DVD manufacturer and exclusive provider of warehouse and distribution services. While we have a contract with Arvato, either party may terminate the contract. Arvato may terminate in the event of a default by Image or in the event of a change of control. Our payment terms are 75 days from invoice date. As of November 7, 2009, we were $3.4 million past due in our obligations to Arvato. Of the $3.4 million past due, $1.5 million is less than 30 days past due. We do not currently have the funds, or access to the funds, necessary to repay all of our outstanding obligations to Arvato. Arvato has the current right to provide us written notice of default and we then must make payment within 15 days after such notice. As of November 11, 2009, Arvato had not provided us with a written notice of default. However, Arvato is now requiring us to maintain our balance of outstanding accounts payable, open manufacturing orders, freight and fulfillment, and the remaining outstanding balance under the manufacturing advance under a threshold of $10 million. Because we are at this threshold, we must immediately remit payment whenever we exceed the $10 million threshold so that Arvato will release and fulfill our sales orders. We continue working with Arvato to maintain our relationship. If for any reason our relationship with Arvato were to end or if Arvato were to experience operational difficulties or disruptions, it would require a significant amount of time to scale up our warehousing and distribution services or find a replacement third party provider and effectuate the transition to such third party. We can give no assurance that we could successfully engage another third party provider. In addition, any default under our manufacturing advance with Arvato would cause cross-default under our other debt agreements.
We may be delisted from The Nasdaq Stock Market if we do not satisfy continued listing requirements. On September 15, 2009, we received Nasdaq Staff Deficiency Letters from the staff of the Nasdaq Stock Market Listing Qualifications Department (Staff). The first letter indicated that we failed to comply with the minimum market value of publicly held shares (MVPHS) requirement for continued listing on The Nasdaq Global Market set forth in Listing Rules 5450(b)(2)(C) and 5450(b)(3)(C). The second letter indicated that we failed to comply with the minimum bid price requirement for continued listing on The Nasdaq Global Market set forth in Listing Rule 5450(a)(1). Our common stock continues to trade on The Nasdaq Global Market under the symbol DISK as the deficiency letters have no effect at this time on our listing on The Nasdaq Global Market.
We have until December 14, 2009 to regain compliance with the MVPHS continued listing requirement. If compliance is not demonstrated by December 14, 2009, the Staff will provide written notification that our common stock will be delisted from The Nasdaq Global Market. If we receive a delisting notice, we may appeal the Staff’s determination to a Listing Qualifications Panel. Further, we may apply to transfer our common stock to The Nasdaq Capital Market so long as we satisfy the continued inclusion requirements for that market. If we submit a transfer application and pay the applicable listing fees by December 14, 2009, the initiation of any delisting proceedings will be stayed pending the Staff’s review of the application. If the Staff does not approve our transfer application, the Staff will provide written notification that our common stock will be delisted.
We have until March 15, 2010 to regain compliance with the minimum bid price continued listing requirement. If compliance is not demonstrated by March 15, 2010, the Staff will provide written notification that our common stock is subject to delisting. If we receive a delisting notice, we may appeal the Staff’s determination to a Listing Qualifications Panel. Alternatively, we may be eligible for an additional grace period if we meet the initial listing standards, with the exception of bid price, for The Nasdaq Capital Market. To avail ourselves of this alternative, we will need to submit an application to transfer our securities to The Nasdaq Capital Market.
If we apply to transfer our common stock to The Nasdaq Capital Market, our application may not be granted if we do not satisfy the applicable listing requirements for The Nasdaq Capital Market at the time of the application. The continued listing standards of The Nasdaq Global Market and The Nasdaq Capital Market contain a $1.00 minimum bid price requirement. On November 12, 2009, the closing sales price of our common stock was $0.82. Thus, even if we successfully transfer our common stock to The Nasdaq Capital Market, but are unable to satisfy the minimum bid price requirement by March 15, 2010 or any additional grace period granted by the Staff or any of the other continued listing standards of The Nasdaq Capital Market, our common stock would be delisted from The Nasdaq Capital Market.
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
If our common stock were delisted from The Nasdaq Stock Market, the delisting would trigger default of a listing requirement covenant under our senior convertible note. A default under our senior convertible note, which if not waived by the note holder, would entitle the holder to accelerate principal payments due under the note, and would trigger a cross-default under our other debt agreements, including our loan agreement. In addition, we would be required to pay the default interest rate of 12%. These events could restrict access to our revolving credit line and increase the interest rate on our long-term obligations, and potentially force us to file for protection from our creditors under Chapter 11 of the U.S. Bankruptcy Code and would jeopardize our ability to continue as a going concern. If we are unable to rely solely on existing debt financing and are unable to obtain additional debt financing, it will be necessary to raise additional capital in the future through the sale of equity or debt securities, which may result in increased fiscal interest payment obligations, restrictive covenants, dilution to our stockholders and the granting of superior rights to the investors. Due to current market conditions, it would be extremely difficult to obtain additional financing on acceptable terms.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3.	Defaults Upon Senior Securities.
None.

Item 4.	Submission of Matters to a Vote of Security Holders.
None.

Item 5.	Other Information.
On November 12, 2009, Portside Growth and Opportunity Fund (Portside), the holder of our 8.875% senior convertible note due 2011 in the principal amount of $15,700,792.60 (Note), provided notice of its election to require us to make an installment payment of principal and accrued interest under the Note on November 15, 2009 in the amount of $4,043,767.
On November 15, 2009, we entered into a Second Amendment Agreement with Portside. The Second Amendment Agreement amends the Note to further change the dates on which Portside may request the next installment payment under the Note. Upon delivery of appropriate notice, Portside may now require a $4 million principal payment (plus accrued interest) on December 11, 2009 rather than November 15, 2009. The $4 million principal payment may be further deferred until January 30, 2010 if we enter into a written agreement for the sale of all or substantially all of our assets on or prior to December 11, 2009 that, upon consummation of the transaction contemplated by the agreement, would result in a change of control of Image. The January 30, 2010 installment payment date noted in the prior sentence may be accelerated to any date after December 11, 2009, but before January 30, 2010, if the written agreement has been terminated or otherwise ceases to be in full force and effect. The Second Amendment Agreement rescinded the November 12, 2009 payment notice provided by Portside thereby avoiding a default under the Note. Pursuant to the Second Amendment Agreement, we agreed to reimburse Portside for the actual and anticipated legal fees and expenses of its counsel and any third party advisors incurred through December 11, 2009, such fees not to exceed an aggregate of $150,000. The reimbursement includes, without limitation, those fees and expenses incurred in connection with the review and negotiation of the Second Amendment Agreement and in connection with potential financing or sales transactions that may grow out of our evaluation of strategic alternatives. We paid the first $100,000 installment on November 16, 2009. The remaining $50,000 must be paid immediately upon our receipt of a request from Portside accompanied by a reasonably detailed description as to how the first installment was applied. Our failure to pay the remaining $50,000 will constitute an event of default under the Note. Any unused portion of the fees must be returned to us.
Upon delivery of appropriate notice, Portside may require additional $4 million principal payments (plus accrued interest) on January 30, 2010, January 30, 2011 and July 30, 2011. Accordingly, if Portside makes the appropriate notice with respect to the next installment payment and we are entitled to defer the payment until January 30, 2010 as permitted by the Second Amendment Agreement and Portside makes the appropriate notice with respect to the January 30, 2010 installment payment, we could have two $4 million principal payments (plus accrued interest) due on January 30, 2010.
The foregoing description of the Second Amendment Agreement does not purport to be complete and is qualified in its entirety by reference to the Second Amendment Agreement, which is filed as Exhibit 4.4 to this Quarterly Report and is incorporated herein by reference.
On November 16, 2009, we issued a press release announcing the Second Amendment Agreement. The press release is filed as Exhibit 99.1 to this Quarterly Report and is incorporated herein by reference.

Item 6.	Exhibits.

4.1	Second Amendment and Exchange Agreement, dated July 30, 2009, by and among Image Entertainment, Inc. and Portside Growth and Opportunity Fund (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-11071) filed on July 31, 2009).

4.2	Amended and Restated Senior Secured Convertible Note, dated July 30, 2009 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-11071) filed on July 31, 2009).

4.3	Amendment Agreement, dated as of October 28, 2009, by and among Image Entertainment, Inc. and Portside Growth and Opportunity Fund (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 000-11071) filed on October 29, 2009).

4.4*	Second Amendment Agreement, dated as of November 15, 2009, by and among Image Entertainment, Inc. and Portside Growth and Opportunity Fund.

10.1*	Loan and Security Agreement, dated as of May 4, 2007, by and between Wachovia Capital Finance Corporation (Western) and Image Entertainment, Inc., as Administrative Borrower, Egami Media, Inc., Image Entertainment (UK), Inc. and Home Vision Entertainment, Inc., as Guarantors, and the Lenders named therein.

10.2	Third Amendment to Loan and Security Agreement, dated as of July 30, 2009, between Wachovia Capital Finance Corporation (Western), Image Entertainment, Inc., Egami Media, Inc. and Image Entertainment (UK), Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-11071) filed on July 31, 2009).

31.1*	Rule 13a-14(a)/15d-14(a) Certification of President and Chief Financial Officer.

32.1*	Section 1350 Certification of President and Chief Financial Officer.

99.1*	Press Release, dated November 16, 2009.

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMAGE ENTERTAINMENT, INC.
Date: November 16, 2009	By:	/S/ JEFF M. FRAMER
Jeff M. Framer
President and Chief Financial Officer (Authorized Officer and Principal Executive and Financial and Chief Accounting Officer)

EXHIBIT INDEX

4.1	Second Amendment and Exchange Agreement, dated July 30, 2009, by and among Image Entertainment, Inc. and Portside Growth and Opportunity Fund (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-11071) filed on July 31, 2009).

4.2	Amended and Restated Senior Secured Convertible Note, dated July 30, 2009 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-11071) filed on July 31, 2009).

4.3	Amendment Agreement, dated as of October 28, 2009, by and among Image Entertainment, Inc. and Portside Growth and Opportunity Fund (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 000-11071) filed on October 29, 2009).

4.4*	Second Amendment Agreement, dated as of November 15, 2009, by and among Image Entertainment, Inc. and Portside Growth and Opportunity Fund.

10.1*	Loan and Security Agreement, dated as of May 4, 2007, by and between Wachovia Capital Finance Corporation (Western) and Image Entertainment, Inc., as Administrative Borrower, Egami Media, Inc., Image Entertainment (UK), Inc. and Home Vision Entertainment, Inc., as Guarantors, and the Lenders named therein.

10.2	Third Amendment to Loan and Security Agreement, dated as of July 30, 2009, between Wachovia Capital Finance Corporation (Western), Image Entertainment, Inc., Egami Media, Inc. and Image Entertainment (UK), Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-11071) filed on July 31, 2009).

31.1*	Rule 13a-14(a)/15d-14(a) Certification of President and Chief Financial Officer.

32.1*	Section 1350 Certification of President and Chief Financial Officer.

99.1*	Press Release, dated November 16, 2009.

*	Filed herewith.