Form 10-Q
period 2009-12-31
IMAGE ENTERTAINMENT INC
filed 2010-02-12
CIK 216324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2009.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission File Number: 000-11071
IMAGE ENTERTAINMENT, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	84-0685613 (I.R.S. Employer Identification Number)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares outstanding of the issuer’s common stock on February 5, 2010: 25,355,718

IMAGE ENTERTAINMENT, INC.
INDEX TO FORM 10-Q

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2009 (Quarterly Report) of Image Entertainment, Inc. (we, us, our, or Image) includes forward-looking statements that involve risks and uncertainties within the meaning of the Private Securities Litigation Reform Act of 1995. Other than statements of historical fact, all statements made in this Quarterly Report are forward-looking, including, but not limited to, statements regarding industry prospects, future results of operations or financial position, and statements of our intent, belief and current expectations about our strategic direction, prospective and future financial results and condition. In some cases, forward-looking statements may be identified by words such as “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” “future,” “intend” or similar words. Forward-looking statements involve risks and uncertainties that are inherently difficult to predict, which could cause actual outcomes and results to differ materially from our expectations, forecasts and assumptions. The following important factors, in addition to those discussed elsewhere in this Quarterly Report, could affect our future results and could cause those results to differ materially from those expressed in such forward-looking statements:
•	our ability to continue as a going concern and the report of our independent registered public accounting firm for the fiscal year ended March 31, 2009 that expressed substantial doubt about our ability to continue as a going concern;
•	our history of losses and the potential of additional losses;
•	our liquidity substantially depends on our ability to borrow against our revolving line of credit, which may not have any or sufficient availability for us to acquire desirable programming and to operate our business;
•	our inability to obtain replacement financing upon the expiration of our revolving line of credit on May 4, 2010 on acceptable terms or at all;
•	our inability to achieve the expected level of debt forgiveness in the quarter ending March 31, 2010 as a result of ongoing negotiations with our vendors and creditors;
•	the willingness of our DVD manufacturer to continue to manufacture and fulfill orders to our customers while we are past due on the payables to such manufacturer;
•	decreasing retail shelf space for our industry that may impact our business;
•	changing public and consumer taste and changing customer spending patterns, which may among other things, affect the entertainment and consumer products businesses generally;
•	the effect of the ongoing current economic slowdown on the willingness of consumers and retailers to purchase our products;
•	our high concentration of sales to relatively few customers and titles;
•	a loss of investors, increased obligations under state securities laws, decreased coverage by securities analysts and a higher cost of capital as a result of our delisting from The Nasdaq Stock Market;
•	market makers not continuing to make a market in our common stock;
•	the ability of our common stock to continue to be quoted on the Pink Sheets;
•	further sales or dilution of our equity, which may adversely affect the market price of our common stock;
•	the exertion of influence of our largest stockholders over our future direction;
•	increased competitive pressures, both domestically and internationally, which may, among other things, affect the performance of our business operations and profit margins;
•	changes in the mix of titles sold to customers and/or customer-spending patterns;

•	changes in U.S. and global financial and equity markets, including market disruptions and significant interest rate fluctuations, which may impede our access to, or increase the cost of, external financing for our operations and investments;
•	changes in company-wide or business-unit strategies, which may result in changes in the types or mix of businesses in which we are involved or choose to invest;
•	an inability to retain our current personnel or hire additional personnel;
•	technological developments that may affect the distribution of our products or create new risks to our ability to protect our intellectual property;

•	legal and regulatory developments that may affect the protection of intellectual property;
•	imposition by foreign countries of trade restrictions on motion picture or television content requirements or quotas, and changes in international tax laws or currency controls;
•	changes in accounting standards, practices or policies; and
•	adverse results or other consequences from litigation, arbitration or regulatory investigations.
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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
IMAGE ENTERTAINMENT, INC.
Consolidated Balance Sheets
December 31, 2009 and March 31, 2009
ASSETS

(In thousands)	December 31, 2009	March 31, 2009
	(unaudited)	(audited)
Current assets:
Cash	$322	$802
Accounts receivable, net of allowances of $9,577 — December 31, 2009; $10,217 — March 31, 2009	24,944	19,376
Inventories	13,029	14,629
Royalty and distribution fee advances	11,267	16,570
Prepaid expenses and other assets	2,145	1,545

Total current assets	51,707	52,922

Noncurrent inventories, principally production costs	2,828	2,506
Noncurrent royalty and distribution advances	14,408	21,188
Property, equipment and improvements, net	1,374	2,161
Goodwill	5,715	5,715
Other assets	94	221

	$76,126	$84,713

See accompanying notes to consolidated financial statements

IMAGE ENTERTAINMENT, INC.
Consolidated Balance Sheets, Continued
December 31, 2009 and March 31, 2009
LIABILITIES AND STOCKHOLDERS’ EQUITY

(In thousands, except share data)	December 31, 2009	March 31, 2009
	(unaudited)	(audited)
Current liabilities:
Accounts payable	$11,966	$12,761
Accrued liabilities	6,731	5,626
Accrued royalties and distribution fees	18,023	20,777
Accrued music publishing fees	6,534	6,222
Deferred revenue	5,789	5,035
Revolving credit facility	9,626	10,933
Current portion of long-term debt, net of debt discount	17,492	10,094
Other current liabilities	1,058	—

Total current liabilities	77,219	71,448

Long-term debt, net of current portion	—	5,663
Other long-term liabilities, less current portion	—	2,105

Total liabilities	77,219	79,216

Commitments and Contingencies
Stockholders’ equity:
Preferred stock, $.0001 par value, 25 million shares authorized; none issued and outstanding	—	—
Common stock, $.0001 par value, 100 million shares authorized; 21,856,000 issued and outstanding at December 31, 2009 and March 31, 2009, respectively	2	2
Additional paid-in capital	52,808	52,693
Accumulated deficit	(53,903)	(47,198)

Net stockholders’ equity	(1,093)	5,497

	$76,126	$84,713

See accompanying notes to consolidated financial statements

IMAGE ENTERTAINMENT, INC.
Consolidated Statements of Operations
(unaudited)
For the Three and Nine Months Ended December 31, 2009 and 2008

	Three Months Ended		Nine Months Ended
	December 31,	December 31,	December 31,	December 31,
(In thousands, except per share data)	2009	2008	2009	2008
NET REVENUES	$25,122	$39,156	$78,646	$104,122

OPERATING COSTS AND EXPENSES:
Cost of sales	21,059	29,219	62,205	78,823
Selling expenses	2,443	3,821	9,360	11,586
General and administrative expenses	3,426	4,128	11,222	11,710

	26,928	37,168	82,787	102,119

EARNINGS (LOSS) FROM OPERATIONS	(1,806)	1,988	(4,141)	2,003

OTHER EXPENSES (INCOME):
Interest expense, net	594	876	1,829	2,614
Loss on extinguishment of debt	—	—	2,181	—
Other expense (income)	(362)	794	(1,498)	(2,222)

	232	1,670	2,512	392

EARNINGS (LOSS) BEFORE PROVISION FOR INCOME TAXES	(2,038)	318	(6,653)	1,611

PROVISION FOR INCOME TAXES	23	14	52	76

NET EARNINGS (LOSS)	$(2,061)	$304	$(6,705)	$1,535

NET EARNINGS (LOSS) PER SHARE:
Net earnings (loss) — basic and diluted	$(.09)	$.01	$(.31)	$.07

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING:
Basic	21,856	21,856	21,856	21,856

Diluted	21,856	21,947	21,856	21,886

See accompanying notes to consolidated financial statements

IMAGE ENTERTAINMENT, INC.
Consolidated Statements of Cash Flows
(unaudited)
For the Nine Months Ended December 31, 2009 and 2008

(In thousands)	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:

Net earnings (loss)	$(6,705)	$1,535
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Amortization of production costs	3,100	3,491
Depreciation and other amortization	1,192	2,133
Provision (benefit) for doubtful accounts, sales returns and other credits	(496)	3,197
Provision for lower of cost or market inventory writedowns	711	1,040
Accelerated amortization and fair value writedown of advance royalty and distribution fees	1,949	836
Loss on extinguishment of debt	2,181	—
Change in fair values of warrant and embedded derivatives	(29)	609
Stock-based compensation expense	115	53
Changes in assets and liabilities associated with operating activities:
Accounts receivable	(5,072)	(15,745)
Inventories	343	(461)
Royalty and distribution fee advances	7,064	(5,638)
Production cost expenditures	(2,876)	(3,747)
Prepaid expenses and other assets	(729)	328
Accounts payable, accrued royalties, fees and liabilities	938	12,340
Deferred revenue	754	(4,780)

Net cash provided by (used in) operating activities	2,440	(4,809)

CASH FLOWS FROM INVESTING ACTIVITIES:

Net cash used in investing activities — capital expenditures	$(58)	$(322)

See accompanying notes to consolidated financial statements

IMAGE ENTERTAINMENT, INC.
Consolidated Statements of Cash Flows, Continued
(unaudited)
For the Nine Months Ended December 31, 2009 and 2008

(In thousands)	2009	2008
CASH FLOWS FROM FINANCING ACTIVITIES:

Borrowings under revolving credit facility	$68,527	$99,264
Repayments of borrowings under revolving credit facility	(69,834)	(92,365)
Repayments of long-term debt	(1,555)	(2,594)

Net cash provided by (used in) financing activities	(2,862)	4,305

NET DECREASE IN CASH:	(480)	(826)

Cash at beginning of period	802	1,606

Cash at end of period	$322	$780

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:
Interest	$1,248	$1,452
Income taxes	$—	$296

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
In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Due to the seasonal nature of our business and other factors, including the strength of our new release schedule, interim results are not necessarily indicative of the results that may be expected for the entire fiscal year. The accompanying unaudited financial information should, therefore, be read in conjunction with the audited consolidated financial statements and the notes thereto in our most recent Annual Report on Form 10-K filed on June 29, 2009. Note 1 of our audited consolidated financial statements included in our most recent Annual Report on Form 10-K contains a summary of our significant accounting policies. In addition to those policies, we also consider the following to be a significant accounting policy.
Allowance for Sales Returns and Doubtful Accounts Receivable.For each reporting period, we evaluate product sales and accounts receivable to estimate their effect on revenues due to product returns, sales allowances and other credits given and delinquent accounts. Our estimates of product sales that will be returned and the amount of receivables that will ultimately be collected require the exercise of judgment and affect reported revenues and net earnings. In determining the estimate of product sales that will be returned, we analyze historical returns (quantity of returns and time to receive returned product), historical pricing and other credit memo data, current economic trends, and changes in customer demand and acceptance of our products, including reorder activity. Based on this information, we reserve a percentage of each dollar of product sales where the customer has the right to return such product and receive a credit memo. Actual returns could be different from our estimates and current provisions for sales returns and allowances, resulting in future charges to earnings. Estimates of future sales returns and other credits are subject to substantial uncertainty. Factors affecting actual returns include retailer financial difficulties, the perception of comparatively poor retail performance in one or several retailer locations, limited retail shelf space at various times of the year, inadequate advertising or promotions, retail prices being too high for the perceived quality of the content or other comparable content, the near term release of similar titles, and poor responses to package designs. Underestimation of product sales returns and other credits would result in an overstatement of current revenues and lower revenues in future periods. Conversely, overestimation of product sales returns would result in an understatement of current revenues and higher revenues in future periods. Credit is extended based on evaluation of a customer’s financial condition. Accounts receivable are generally due within 30-90 days. Accounts receivable outstanding longer than the contractual payment terms are considered past due. The Company performs periodic credit evaluations of its customers’ financial condition. The Company makes estimates of the uncollectability of its accounts receivable. In determining the adequacy of its allowances, the Company analyzes customer financial statements, historical collection experience, aging of receivables, substantial down-grading of credit scores, bankruptcy filings and other economic and industry factors. The Company writes off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. Although risk management practices and methodologies are utilized to determine the adequacy of the allowance, it is possible that the accuracy of the estimation process could be materially impacted by different judgments as to collectability based on the information considered and further deterioration of accounts. In some instances, the Company recovers amounts previously written off as uncollectible. These recoveries are reflected in bad debt expense.
Certain prior year balances have been reclassified to conform to the current presentation.
Note 2. Going Concern and Liquidity.
The report of our independent registered public accounting firm included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009 contained an explanatory paragraph expressing substantial doubt regarding our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty and contemplate the realization of assets and the settlement of liabilities in the normal course of business. For several years we have incurred significant losses, have not generated sufficient cash to sustain our operations, and have relied on financing activities to supplement cash from operations.
As of December 31, 2009, we were significantly past due in our obligations to our exclusive disc manufacturer Arvato Digital Services (Arvato) and we were in default under our Replication Agreement with Arvato. We were also in default under our Loan and Security Agreement and our senior secured convertible note and significantly past due in our obligations to other creditors. The substantial doubt about our ability to continue as a going concern impacted our relationship with our trade and content suppliers during the quarter ended December 31, 2009 and their willingness to continue to conduct business with us on terms consistent with historical practice. As a result, our need for cash intensified in the quarter ended December 31, 2009 and as of December 31, 2009 we were unable to make all payments to all of our suppliers as they become due.
Actions and Continued Plans to Improve Our Future Liquidity and Operating Performance
A key part of management’s plan to stabilize and improve the Company’s liquidity condition, among other things, was to recapitalize the Company.
We needed to recapitalize the Company to improve our liquidity, raise funds to cover our operating costs, restructure our maturing senior secured convertible note held by Portside Growth and Opportunity Fund (Portside), cure outstanding defaults under our debt agreements and we need to execute our growth plans in the near future.
To that end, on January 8, 2010, we sold newly authorized shares of preferred stock to affiliates of JH Partners, LLC that represented approximately 88.6% of our post-transaction outstanding voting securities for an aggregate purchase price of $22.0 million. Concurrent with the transaction, we retired our Portside senior secured convertible note with a portion of the net proceeds and shares of our common stock. See “Note 13 Subsequent Events—Securities Purchase Agreement” and “—Retirement of Amended Note” below.

Image Entertainment, Inc.
Notes To Consolidated Financial Statements
(Unaudited)
Concurrent with our recapitalization in January 2010, Arvato waived a cross-default on our manufacturing agreement, we repaid the $1.8 million outstanding manufacturing advance to Arvato and Wachovia Capital Finance Corporation (Western) (Wachovia) waived the cross-default under our Loan and Security Agreement. As discussed in “Note 13 Subsequent Events—Securities Purchase Agreement,” “—Retirement of Amended Note” and “—Arvato Waiver of Event of Default,” we have negotiated reductions in outstanding obligations with certain creditors and are currently negotiating reductions in outstanding obligations with other creditors and vendors. Management’s current expectation is that these negotiations with our creditors and vendors, once completed, would result in aggregate debt forgiveness of at least $4.0 million in the fourth quarter ending March 31, 2010. However, this amount is subject to change based on final negotiations with our creditors and vendors. Management believes that continuing to pursue its strategic operating goals of acquiring and distributing high profile content in multiple formats while significantly reducing Image’s cost structure along with the recent transaction with JH Partners, the repayment of our outstanding manufacturing advance to Arvato, the retirement of our senior secured convertible note and the expected reduction of other outstanding obligations, will improve Image’s liquidity.
We executed a cost reduction plan during the first nine months of the fiscal year. Since February 2009, we have reduced corporate headcount by approximately 23% from 140 to 108 employees. Total annual personnel cost savings from the reduced headcount is expected to be approximately $3.0 million, including benefits. We have made other cost reductions during the current fiscal year in areas including discretionary advertising, trade show expenditures, travel expenditures, health care costs, discretionary information technology expenditures and sales commission restructuring that are estimated to exceed an additional $1.0 million savings in annual general and administrative and selling expenses. We have also been adjusting our content acquisitions efforts to become more selective in acquiring content that requires large advance payments.
Further, on January 9, 2010, our new board of directors that was appointed after the closing of the sale of our preferred stock to affiliates of JH Partners, LLC appointed a new management team. See “Note 13 Subsequent Events—New Management” below. The new management team is reviewing a number of cost savings initiatives, including settlement of past payables at reduced amounts, reduced infrastructure costs and continued reductions of other expenses. Plans also include a more aggressive product acquisition strategy for domestic and international distribution.
In addition, we are currently reviewing revolving credit line options, including negotiating a new Loan and Security Agreement with Wachovia, in light of its May 4, 2010 expiration. We cannot guarantee that we will obtain a replacement revolving credit line upon the expiration of the Loan and Security Agreement or that any new revolving credit line will contain equal terms and conditions as the current Loan and Security Agreement.
We can provide no assurance that the results of our recapitalization, cost reduction plans, negotiations with creditors and vendors, and new acquisition strategy will be successful enough to provide us liquidity relief and accordingly overcome the substantial doubt about our ability to continue as a going concern.
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
After several extensions of the closing date of the Merger and an aggregate business interruption payment by Nyx of $2.5 million, Nyx was unable to secure financing to close the Merger. As a result, on April 17, 2009, we terminated the Merger in accordance with our rights under the Nyx Merger Agreement. Pursuant to the second amendment to the Nyx Merger Agreement and in partial consideration for further extending the Merger closing date, Nyx agreed to release to us $1.0 million of the $2.5 million then being held in the trust account. The payment was nonrefundable to Nyx and was recorded as other income in fiscal 2009. On April 21, 2009, we received the remaining $1.5 million from the trust account, which is included as a component of other income for the nine months ended December 31, 2009.
Expenses related to the proposed Merger totaled $3,000 and $672,000 for the nine months ended December 31, 2009 and 2008, respectively.

Image Entertainment, Inc.
Notes To Consolidated Financial Statements
(Unaudited)
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
Pursuant to the Settlement Agreement, the $3.0 million held in trust in connection with certain extensions to the BTP Merger Agreement was disbursed $2.0 million to us and $1.0 million plus accrued interest to BTP. As part of the settlement, the parties agreed not to pursue the disposition of any of the contested termination or business interruption fees. The $2.0 million settlement funds received by us during the nine months ended December 31, 2008 were recorded as other income in the accompanying statement of operations.
Expenses related to the proposed BTP Merger Agreement and related disputes totaled $43,000 for the nine months ended December 31, 2008.
Note 4. Recent Accounting Pronouncements.
On June 29, 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Codification (ASC) 105, “Generally Accepted Accounting Principles” (ASC 105), previously Statement of Financial Accounting Standards (SFAS) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”. This standard establishes the FASB Accounting Standards CodificationTM (the Codification) as the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. Content contained in the SEC Sections of the Codification is provided for convenience and relates only to SEC registrants. The SEC Sections are not the authoritative sources of such content and do not contain the entire population of SEC rules, regulations, interpretive releases, and staff guidance. Content in the SEC Sections is expected to change over time, and there may be delays between SEC and staff changes to guidance and Accounting Standards Updates. The Codification does not replace or affect guidance issued by the SEC or its staff for public entities in their filings with the SEC. On the effective date of this guidance, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. This guidance is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Codification was effective for our second fiscal quarter ended September 30, 2009, and its application did not have a material impact on our consolidated financial statements.
We adopted ASC 820, “Fair Value Measurements and Disclosures” (ASC 820), previously accounted for under SFAS No. 157, “Fair Value Measurements,” on April 1, 2008, which did not have a material impact on our financial statements. ASC 820 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under ASC 820 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under ASC 820 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value as follows:
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

Image Entertainment, Inc.
Notes To Consolidated Financial Statements
(Unaudited)
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
See “Note 9 Long-Term Debt — Derivative Liabilities — Stock Warrant and Embedded Derivatives” below.
On April 1, 2009, we adopted ASC 815-40 “Derivatives and Hedging — Contracts in Entity’s Own Entity” (ASC 815-40), previously Emerging Issues Task Force (EITF) Abstracts Issue no. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock.” The objective is to provide guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock. ASC 815-40 applies to any freestanding financial instrument or embedded feature that has all the characteristics of a derivative described in ASC 815-10 “Derivatives and Hedging” (ASC 815-10), previously described in paragraphs 6—9 of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” for purposes of determining whether that instrument or embedded feature qualifies for the first part of the scope exception in section 15 of ASC 815-10. ASC 815-10-15 specifies that a contract that would otherwise meet the definition of a derivative under that guidance issued or held by the reporting entity that is both (a) indexed to its own stock and (b) classified in stockholders’ equity in its statement of financial position shall not be considered a derivative financial instrument for purposes of applying that guidance. If a freestanding financial instrument (for example, a stock purchase warrant) meets the scope exception in ASC 815-10-15, it is classified as an equity instrument and is not accounted for as a derivative instrument. ASC 815-10-15 also applies to any freestanding financial instrument that is potentially settled in an entity’s own stock, regardless of whether the instrument has all the characteristics of a derivative, for purposes of determining whether the instrument is within the scope of ASC 815-40, previously EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” The provisions of this issue did not have a material impact on our consolidated financial position and results of operations.
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
On June 12, 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R) (as amended)” (SFAS 167), which was subsequently codified and included in ASC 810 “Consolidation.” FASB’s objective in issuing this guidance is to improve financial reporting by enterprises involved with variable interest entities. FASB undertook this project to address (1) the effects on certain provisions of SFAS 167, previously referenced as FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” as a result of the elimination of the qualifying special-purpose entity concept in ASC 860-10 “Transfers and Servicing — Sales of Financial Assets”, previously referenced as SFAS No. 166, “Accounting for Transfers of Financial Assets,” and (2) constituent concerns about the application of certain key provisions of SFAS 167, including those in which the accounting and disclosures under the guidance do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. This guidance shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. We do not believe that the provisions of this guidance, when effective, will result in a significant impact to our consolidated financial statements.
On June 12, 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets (as amended)” (SFAS 166), which was subsequently codified and included in ASC 860-10 “Transfers and Servicing — Sales of Financial Assets.” The FASB’s objective in issuing this guidance is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. The Board undertook this project to address (1) practices that have developed since the issuance of SFAS 166, previously referenced as SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” that are not consistent with the original intent and key requirements of that guidance and (2) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors. This guidance must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. We do not believe that the provisions of this guidance, when effective, will result in a significant impact to our consolidated financial statements.
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
In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements” (ASU 2010-06). ASU 2010-06 amends ASC 820 and clarifies and provides additional disclosure requirements related to recurring and non-recurring fair value measurements and employers’ disclosures about postretirement benefit plan assets. We will adopt ASU 2010-06 effective as of January 1, 2010. We do not currently anticipate that it will have a material impact on our consolidated financial statements upon adoption.
Note 5. Accounting for Stock-Based Compensation.
As of December 31, 2009, we had three equity compensation plans: the Image Entertainment, Inc. 2008 Stock Awards and Incentive Plan (2008 Plan), the Image Entertainment, Inc. 2004 Incentive Compensation Plan (2004 Plan) and the Image Entertainment, Inc. 1998 Incentive Plan (1998 Plan, and together with the 2004 Plan and 2008 Plan, the Plans). The 1998 Plan expired on June 30, 2008, and no further grants are allowed under the 1998 Plan. See “Note 13 Subsequent Events — Change in Control Under Equity Compensation Plans” below. The 2004 Plan provides for equity awards, including stock options and restricted stock units. The 2008 Plan provides for equity awards, including stock options, stock appreciation rights, restricted stock awards, performance awards, phantom stock awards, or stock units. At December 31, 2009, there were approximately 886,000 shares available for future grants under the Plans.
We measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the grant date for all awards granted in accordance with ASC 718, “Compensation — Stock Compensation.”
Stock Options
There were 445,000 options granted on April 29, 2009 at an exercise price of $0.86, which was the closing stock price on the date of grant. The weighted-average grant-date fair value for options granted during the nine months ended December 31, 2009 was $0.60 per share. No options have been granted since April 29, 2009.

Image Entertainment, Inc.
Notes To Consolidated Financial Statements
(Unaudited)
Option activity for the Plans for the nine months ended December 31, 2009 is summarized as follows:

			Weighted
			Average
	Number of	Weighted	Remaining	Aggregate
	Options	Average	Contractual	Intrinsic
	(In thousands)	Exercise Price	Term	Value
Options outstanding at April 1, 2009	2,326	$3.062	5.197
Granted	445	0.860	9.326
Exercised	—	—	—
Forfeited or expired	(522)	3.068	4.665

Options outstanding at December 31, 2009	2,249	$2.625	5.394	$—

Options exercisable at December 31, 2009	1,779	$3.075	4.408	$—
There are no aggregate pretax intrinsic values shown in the preceding table based on our closing stock price of $0.25 as of December 31, 2009. An intrinsic value theoretically represents what could have been received by the option holders had all option holders exercised their options as of that date. There were no options exercised, and thus no aggregate intrinsic value of options exercised or cash received, during the three and nine months ended December 31, 2009 and 2008. There were no in-the-money options exercisable as of December 31, 2009 and 458,737 in-the-money options exercisable as of December 31, 2008.
A summary of the status of our nonvested shares as of December 31, 2009, and changes during the nine months ended December 31, 2009 is presented below:

	Shares	Weighted-Average
Nonvested Shares	(In thousands)	Grant Date Fair Value
Nonvested at April 1, 2009	266	$1.865
Granted	445	.602
Vested	(180)	1.415
Forfeited	(61)	1.486

Nonvested at December 31, 2009	470	$.891

As of December 31, 2009, total compensation cost related to non-vested stock options not yet recognized was $250,000, which is expected to be recognized over the next 1.13 years on a weighted-average basis. See “Note 13 Subsequent Events—Change in Control under Equity Compensation Plans” below for a discussion of effect of the change of control transaction that closed on January 8, 2010.
There was no excess tax benefit recorded for the tax deductions related to stock options during the three and nine months ended December 31, 2009 and 2008.
Restricted Stock Units
There were no restricted stock units awarded in the three and nine months ended December 31, 2009 or December 31, 2008. Upon vesting, restricted stock units would be converted into shares of our common stock. As of December 31, 2009, there were no outstanding, unvested restricted stock units.
Stock-Based Compensation Valuation and Expense Information
The fair value of each option award is estimated on the date of grant using a closed-form option valuation model (Black-Scholes) based on the assumptions noted in the following table. Expected volatilities are based on implied volatilities from traded options on our stock, historical volatility of our stock and other factors. The expected term of options granted represents the period of time that options granted are expected to be outstanding. The following table represents the assumptions used in the Black-Scholes option-pricing model for options granted during the nine months ended December 31, 2009 and 2008:

	Nine Months Ended	Nine Months Ended
	December 31, 2009	December 31, 2008

Risk-free interest rate	1.68% - 1.89%	3.18% - 3.39%
Expected term (in years)	3.9 to 4.6 years	3.9 to 4.6 years
Expected volatility for options	96%-103%	68%-70%
Expected dividend yield	0%	0%

Image Entertainment, Inc.
Notes To Consolidated Financial Statements
(Unaudited)
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
Stock-based compensation expense during the three and nine months ended December 31, 2009 was $35,000 and $115,000, respectively, and during three and nine months ended December 31, 2008 was $20,000 and $53,000, respectively.
Note 6. Inventories.
Inventories at December 31, 2009, and March 31, 2009, are summarized as follows:

(In thousands)	December 31, 2009	March 31, 2009
DVD	$8,672	$9,458
Other (principally DVD packaging components)	2,290	2,558

	10,962	12,016
Production costs, net	4,895	5,119

	15,857	17,135
Less current portion of inventories	13,029	14,629

Noncurrent inventories, principally non-recoupable production costs	$2,828	$2,506

Inventories consist primarily of finished DVD for sale and are stated at the lower of average cost or market.
Production costs consist of capitalized costs to produce licensed programming for domestic and international distribution and include the costs of film and tape conversion to the optical disc format, menu and packaging design, authoring, compression, mastering and the overhead of our creative services and production departments. Non-recoupable production costs are reflected net of accumulated amortization of $11,838,000 and $11,356,000 at December 31, 2009 and March 31, 2009, respectively.
Note 7. Investment in Film Production.
Investment in film production for released productions, net of accumulated amortization, at December 31, 2009 and March 31, 2009 was $1,270,000 and $2,148,000, respectively. Investment in film production costs are included as a component of royalty and distribution fee advances in the consolidated balance sheets. Remaining investment in film production to be amortized over the next 12 months is $384,000. We are not currently investing in feature film production.
Note 8. Revolving Credit Facility.
Our Loan and Security Agreement, as amended (Loan Agreement), with Wachovia provides us with a revolving line of credit of up to $20 million. Actual borrowing availability under the line is based upon our level of eligible accounts receivable. Eligible accounts receivable primarily include receivables generated by domestic sales of DVD and exclude receivables generated from broadcast, digital and other revenue streams. The Loan Agreement prohibits the payment of dividends. The term of the Loan Agreement ends on May 4, 2010.

Image Entertainment, Inc.
Notes To Consolidated Financial Statements
(Unaudited)
Borrowings bear interest at either the Prime Rate plus up to 0.75% (6.00% at December 31, 2009, which is 2% higher as a result of the default described below) or, at our option, LIBOR plus up to 2.75% (5.00% at December 31, 2009, which is 2% higher as a result of the default described below), subject to minimum borrowing levels. The level of interest rate margin to Prime Rate or LIBOR is dependent upon our future financial performance as measured by EBITDA, earnings before interest, taxes, depreciation and amortization, as defined in the Loan Agreement.
We are required to maintain a minimum fixed charge coverage ratio for each six month period of 1.1 to 1.0. If we maintain minimum borrowing availability equal to, or greater than, $2.5 million, our fixed charge coverage ratio is not tested. At December 31, 2009, we were not tested for such covenant compliance because we had availability in excess of the required $2.5 million minimum. Had we been tested, our negative EBITDA would have resulted in a fixed charge coverage ratio less than the required 1.1 to 1.0. At December 31, 2009, our borrowing availability was $3.4 million ($5.9 million based upon eligible accounts receivable less a $2.5 million minimum reserve requirement as a result of the default described below). As a result of the Fourth Amendment to the Loan Agreement, a mandatory availability floor of $2.5 million was established.
Additionally, our credit facility states that a material adverse change in our business, assets or prospects would be considered an “event of default.” If we are unable to comply with the covenants, or satisfy the financial ratio and other tests, or should an event of default occur, as determined and invoked by Wachovia, a default may occur under our credit facility. Unless we are able to negotiate an amendment, forbearance or waiver with Wachovia, we could be prohibited from future borrowings, operating cash could be frozen, our interest rate could be increased by 2% and we could be required to repay all amounts then outstanding. In addition, upon a default Wachovia would have the right to foreclose on all of our assets. Any of these events would have a material adverse effect on our liquidity, business, results of operations and financial condition and our ability to continue as a going concern.
At December 31, 2009 we had $9.6 million outstanding under the revolving line of credit.
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
For the reasons discussed below, we were not in compliance with all financial and operating covenants under the Loan Agreement at December 31, 2009. Given our liquidity constraints, it is not possible to determine whether we will be in compliance with all financial and operating covenants in the future.
Amendments of the Wachovia Loan Agreement
On June 23, 2009, we entered into a Second Amendment to the Loan Agreement with Wachovia. The amendment provided that we were not required to deliver an unqualified opinion in the report of our independent registered public accounting firm with respect to our audited consolidated financial statements for the fiscal year ended March 31, 2009. As a result of the amendment, the report of our independent registered public accounting firm on our consolidated financial statements for the fiscal year ended March 31, 2009 that included an explanatory paragraph that expressed substantial doubt regarding our ability to continue as a going concern did not trigger an event of default under the Loan Agreement. The amendment required that we pay a $50,000 amendment fee, which was paid.
On July 30, 2009, we entered into a Third Amendment to the Loan Agreement with Wachovia. The amendment consented to the Second Amendment and Exchange Agreement and amended and restated senior secured convertible note with Portside. See “Note 9 Long-Term Debt” for more information. The amendment required that we pay a $50,000 amendment fee, which was paid.
On December 15, 2009, we received a notice of default from Wachovia. The event of default under the Loan Agreement was a cross-default caused by the default on our senior secured convertible note with Portside on December 14, 2009. As a result of the event of default, effective as of December 15, 2009, (i) all obligations under the Loan Agreement were subject to the default interest rate, which was 6%, or 2% per annum above the previously set interest rate of 4%, and (ii) Wachovia established a reserve in the amount of $2.5 million that reduced our borrowing capacity.

Image Entertainment, Inc.
Notes To Consolidated Financial Statements
(Unaudited)
On January 8, 2010, we entered into a Fourth Amendment to the Loan Agreement with Wachovia. See “Note 13 Subsequent Events — Fourth Amendment to Loan Agreement with Wachovia” below. Among other things, the amendment waived enforcement of Wachovia’s rights arising from the known existing events of default under the Loan Agreement.
If we receive a report of our independent registered public accounting firm on our consolidated financial statements for the fiscal year ending March 31, 2010 that includes an explanatory paragraph that expresses substantial doubt regarding our ability to continue as a going concern, a resulting event of default would occur under the Loan Agreement upon delivery of the report to Wachovia.
Note 9. Long-Term Debt.
As a result of the defaults discussed below, all of our long-term debt was classified as current as of December 31, 2009. No other long-term debt existed at December 31, 2009.
Disc Replication Advance. At December 31, 2009, we had $1.8 million remaining outstanding, all current due to the cross-default described below, under the original interest-free $10 million advance from Arvato, exclusive of the debt discount and $7.9 million in outstanding trade payables. Arvato exclusively manufactures our DVDs and manufactures the majority of our CDs. Principal was repaid at $0.20 per DVD manufactured, plus payment of a $0.04 administrative fee per DVD manufactured prior to the remaining manufacturing advance being repaid in connection with the closing of the sale of the preferred shares discussed in “Note 13 Subsequent Events—Securities Purchase Agreement” below.
Amortization of the related debt discount was a noncash interest expense and totaled $20,000 and $142,000 for the three and nine months ended December 31, 2009, respectively, and $131,000 and $432,000 for the three and nine months ended December 31, 2008, respectively. Amortization of the deferred manufacturing credit, included as a component of cost of sales, totaled $80,000 and $388,000 for the three and nine months ended December 31, 2009, respectively, and $211,000 and $467,000 for the three and nine months ended December 31, 2008, respectively.
On December 14, 2009, a cross-default occurred under our Replication Agreement with Arvato as a result of our default under our senior secured convertible note. On January 8, 2010, Arvato waived the default subject to certain conditions. See “Note 13 Subsequent Events — Arvato Waiver of Event of Default” below.
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
Amendments of the Original Note
On July 30, 2009, the potential due date for a bi-annual $4 million principal payment under the Original Note, we entered into a Second Amendment and Exchange Agreement (Second Exchange Agreement) with Portside, pursuant to which we exchanged the Original Note solely for an 8.875% amended restated senior convertible note in the principal amount of $15,701,000 (Amended Note). At the time we entered into the Second Exchange Agreement, the outstanding principal amount of the Original Note was $13 million. The $2,701,000 principal increase represented 20% of the principal and accrued interest under the Original Note as of and through July 30, 2009. At December 31, 2009, the principal balance outstanding under the Amended Note was $15,701,000.

Image Entertainment, Inc.
Notes To Consolidated Financial Statements
(Unaudited)
The Amended Note was convertible into up to 3,694,346 shares of our common stock at a conversion price of $4.25 per share, subject to anti-dilution and other adjustments. We were permitted to force conversion if the closing sales price of our common stock was at least 180% of the then-effective conversion price for 20 consecutive trading days.
The Amended Note’s maturity date was August 30, 2011. Accrued interest on the Amended Note was payable quarterly in arrears either in cash or in stock based upon a formula tied to the lower of a conversion price or market price. Portside maintained a security interest in all of our assets in third position behind Wachovia and Arvato. The Amended Note was guaranteed by our subsidiaries.
On October 28, 2009, we entered into an Amendment Agreement with Portside to further amend the Amended Note to change the dates on which Portside may request the next $4 million principal payment under the Amended Note from October 30, 2009 to November 15, 2009 or, under certain circumstances, November 30, 2009.
On November 12, 2009, Portside provided notice of its election to require us to make a $4 million principal payment (plus accrued interest) on November 15, 2009. On November 15, 2009, we entered into a Second Amendment Agreement with Portside to further amend the Amended Note to further change the dates on which Portside may request the next $4 million principal payment under the Amended Note from November 15, 2009 to December 11, 2009 or, under certain circumstances, January 30, 2010 and to rescind the November 12, 2009 notice. Pursuant to the Second Amendment Agreement, we agreed to reimburse Portside for the actual and anticipated legal fees and expenses of its counsel and any third party advisors incurred through December 11, 2009, such fees not to exceed an aggregate of $150,000. We paid the first $100,000 installment on November 16, 2009. The remaining $50,000 was paid on December 21, 2009.
On December 9, 2009, Portside provided notice of its election to require us to make a $4 million principal payment (plus accrued interest) on December 11, 2009. On December 11, 2009, we entered into a Third Amendment Agreement with Portside to further amend the Amended Note to change the date on which we must pay the $4 million installment payment from December 11, 2009 to December 14, 2009 and to eliminate our ability to further defer payment of the installment payment under certain circumstances.
On December 14, 2009, we were unable to make the $4 million principal payment (plus accrued interest), which resulted in an event of default under the Amended Note. The event of default under the Amended Note caused cross-defaults under the Loan Agreement and under our Replication Agreement with Arvato. The event of default caused (i) the interest rate to increase from 8.875% to 12% per annum from December 14, 2009 until the default was cured and (ii) pay a late charge at the rate of 15% per annum on the $4 million principal (plus interest accrued on the installment) from December 14, 2009 until the installment amount was paid in full. As a result of the default, incremental interest of approximately $23,000 and penalty of $28,000 were accrued as of December 31, 2009.
Upon delivery of appropriate notice, Portside could have required additional $4 million principal payments (plus accrued interest) on January 30, 2010, January 30, 2011 and July 30, 2011.
Amortization of the debt discount and the deferred financing costs using the effective interest rate method is a noncash charge to interest expense and totaled $23,000 and $269,000 for the three and nine months ended December 31, 2009, respectively, and $230,000 and $690,000 for the three and nine months ended December 31, 2008, respectively.
Payoff of the Amended Note
On January 8, 2010, we retired the Amended Note in exchange for $15.0 million in cash and 3.5 million shares of our common stock. See “Note 13. Subsequent Events — Retirement of Amended Note” below.
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

Image Entertainment, Inc.
Notes To Consolidated Financial Statements
(Unaudited)
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
At July 30, 2009, unamortized deferred financing costs related to the Original Note were $192,000. These amounts were written off during the nine months ended December 31, 2009 as a loss on extinguishment of debt.
The net loss on extinguishment of debt for the nine months ended December 31, 2009 was $2,181,000 and reflects the $3,007,000 loss from the change in fair value of the notes, $192,000 in previously unamortized deferred financing costs and the $1,018,000 gain from the change in fair value of the embedded derivatives.
Costs incurred with third parties (i.e., other than the lender) associated with the Amended Note of $114,000 were capitalized and will be amortized over the term of the Amended Note using the effective interest method.
Derivative Liabilities — Stock Warrant and Embedded Derivatives
We currently do not use hedging contracts to manage the risk of our overall exposure to interest rate and foreign currency changes. The derivative liabilities described below are not hedging instruments.
In connection with the issuance of the Original Note on August 30, 2006, Portside was issued a warrant to purchase 1,000,000 shares of our common stock. The warrant had a term of five years and an exercise price of $4.25 per share. In the event of a change of control, the warrant must be settled in cash using the Black-Scholes model in accordance with the underlying terms contained in the warrant agreement. See “Note 13 Subsequent Events — Change in Stock Warrant” below. Other instruments issued in connection with the Original Note as such Original Note was amended on July 30, 2009 as noted above, contain several embedded derivatives, including redemption rights associated with a change of control transaction, principal prepayment provisions linked to our share price and forced conversion provisions linked to our share price. The initial fair value of the warrant liability was determined by using the Black-Scholes valuation method as of August 30, 2006. For each subsequent reporting period, the fair value of the warrant was determined by using the Black-Scholes valuation method as of the end of such reporting period. The assumptions used included the closing price of our common stock on the valuation date, the strike price of the warrant, the risk-free rate equivalent to the U.S. Treasury maturities, the historical volatility of our common stock and the remaining term of the warrant.
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

Image Entertainment, Inc.
Notes To Consolidated Financial Statements
(Unaudited)
Long-term liabilities on the balance sheet at March 31, 2009 represented the fair value of the stock warrant and the embedded derivatives. At December 31, 2009, other current liabilities on the balance sheet represented the stock warrant and embedded derivatives. Included in the table below is the change in fair value recorded as a component of other income during the three and nine months ended December 31, 2009 and 2008.

	Stock Warrant	Embedded Derivatives
(In thousands)	Liability	Liability
Balance, March 31, 2008	$490	$1,406
Change in fair value	(330)	191

Balance, June 30, 2008	160	1,597
Change in fair value	(57)	11

Balance, September 30, 2008	103	1,608
Change in fair value	622	172

Balance, December 31, 2008	$725	$1,780

Balance, March 31, 2009	$550	$1,555
Change in fair value	(153)	81

Balance, June 30, 2009	397	1,636
Change in fair value	(81)	486
Gain on extinguishment of debt	—	(1,018)

Balance, September 30, 2009	316	1,104
Change in fair value	(274)	(88)

Balance, December 31, 2009	$42	$1,016

In accordance with ASC 820, the following table represents our fair value hierarchy for our financial liabilities measured at fair value on a recurring basis as of December 31, 2009 and March 31, 2009. There were no financial assets subject to the provisions of ASC 820 as of December 31, 2009 and March 31, 2009.

(In thousands)	Level 1	Level 2	Level 3	Total
Derivative liabilities:
Stock warrant as of December 31, 2009	$—	$42	$—	$42
Stock warrant as of March 31, 2009	$—	$550	$—	$550

Embedded derivatives as of December 31, 2009	$—	$—	$1,016	$1,016
Embedded derivatives as of March 31, 2009	$—	$—	$1,555	$1,555
Long-term debt at December 31, 2009 and March 31, 2009 consisted of the following:

(In thousands)	December 31, 2009	March 31, 2009
Subordinated senior convertible note, less debt discount of $0-December 31, 2009; $447-March 31, 2009	$15,701	$12,553
Subordinated manufacturing advance obligation, less debt discount of $38-December 31, 2009; $180-March 31, 2009	1,791	3,204

	17,492	15,757
Current portion of long-term debt, less debt discount of $38-December 31, 2009; $514-March 31, 2009	17,492	10,094

Long-term debt less current portion	$—	$5,663

Note 10. Net Earnings (Loss) per Share Data.

	Three months ended		Nine months ended
	December 31,		December 31,
(In thousands, except per share data)	2009	2008	2009	2008
Net earnings (loss) — basic and diluted numerator	$(2,061)	$304	$(6,705)	$1,535

Weighted average common shares outstanding — basic denominator	21,856	21,856	21,856	21,856

Effect of dilutive securities	—	91	—	30

Weighted average common shares outstanding — diluted denominator	21,856	21,947	21,856	21,886

Net earnings (loss) per share — basic and diluted	$(.09)	$.01	$(.31)	$.07

Image Entertainment, Inc.
Notes To Consolidated Financial Statements
(Unaudited)
Outstanding common stock options and warrants not included in the computation of diluted net earnings (loss) per share for the three and nine months ended December 31, 2009 totaled 2,249,000. Outstanding common stock options and warrants not included in the computation of diluted net earnings (loss) per share for the three and nine months ended December 31, 2008 totaled 3,414,000. They were excluded as their effect would be antidilutive.
Note 11. Other Expense (Income).
Other income of $362,000 for the three months ended December 31, 2009 and other expense of $794,000 for the three months ended December 31, 2008 represented the change in fair value of a warrant and embedded derivatives.
Other income, net of $1,498,000 for the nine months ended December 31, 2009 included:
•	$1,469,000 in business interruption fees in accordance with the Nyx Merger Agreement that was terminated in April 2009; and
•	$29,000 in noncash expense resulting from the change in fair value of a warrant and embedded derivatives.
Other income, net of $2,222,000 for the nine months ended December 31, 2008 included:
•	$2,000,000 received pursuant to a settlement agreement relating to the BTP Merger Agreement that was terminated in February 2008;
•	$831,000 of other income, representing $1,025,000 received pursuant to a June 2008 settlement agreement with a content supplier for the non-delivery of content under an exclusive distribution agreement, offset by a noncash write-off of $194,000 in warrant valuation associated with the original transaction. The settlement agreement provided for an initial cash payment to us and future quarterly payments in exchange for terminating the exclusive content distribution agreement and dropping our lawsuit against them. As we are not subject to any future performance under the settlement agreement for services or products, the payments were recorded as other income on a cash basis in the periods the cash was received; and
•	$609,000 in noncash expense resulting from the change in fair value of a warrant and embedded derivatives.
Note 12. Segment Information.
In accordance with the requirements of ASC 280 “Segment Reporting” (ASC 280), previously referenced as SFAS No. 131, “Disclosures about Segments of and Enterprises and Related Information,” selected financial information regarding our three reportable business segments, domestic, digital and international, are presented below. Domestic wholesale distribution of home entertainment programming on DVD and Blu-ray Disc® accounted for approximately 98% and 94% of our net revenue for the three and nine months ended December 31, 2009, respectively, and approximately 89% and 91% of our net revenue for the three and nine months ended December 31, 2008, respectively. Management evaluates segment performance based primarily on net revenues, operating costs and expenses and earnings (loss) before income taxes. Interest income and expense is evaluated on a consolidated basis and not allocated to our business segments.
For the Three Months Ended December 31, 2009:

(In thousands)	Domestic	Digital	International	Consolidated
Net revenues	$23,372	$1,311	$439	$25,122
Operating costs and expenses	25,579	881	468	26,928

Earnings (loss) from operations	(2,207)	430	(29)	(1,806)
Other expense	232	—	—	232

Earnings (loss) before income taxes	$(2,439)	$430	$(29)	$(2,038)

Image Entertainment, Inc.
Notes To Consolidated Financial Statements
(Unaudited)
For the Three Months Ended December 31, 2008:

(In thousands)	Domestic	Digital	International	Consolidated
Net revenues	$37,629	$976	$551	$39,156
Operating costs and expenses	35,662	853	653	37,168

Earnings (loss) from operations	1,967	123	(102)	1,988
Other expense	1,670	—	—	1,670

Earnings (loss) before income taxes	$297	$123	$(102)	$318

For the Nine Months Ended December 31, 2009:

(In thousands)	Domestic	Digital	International	Consolidated
Net revenues	$74,445	$3,041	$1,160	$78,646
Operating costs and expenses	79,345	2,167	1,275	82,787

Earnings (loss) from operations	(4,900)	874	(115)	(4,141)
Other expense	2,512	—	—	2,512

Earnings (loss) before income taxes	$(7,412)	$874	$(115)	$(6,653)

For the Nine Months Ended December 31, 2008:

(In thousands)	Domestic	Digital	International	Consolidated
Net revenues	$99,836	$2,707	$1,579	$104,122
Operating costs and expenses	97,869	2,420	1,830	102,119

Earnings (loss) from operations	1,967	287	(251)	2,003
Other income	392	—	—	392

Earnings (loss) before income taxes	$1,575	$287	$(251)	$1,611

	As of
(In thousands)	December 31, 2009	March 31, 2009
Total assets:
Domestic	$74,855	$83,188
Digital	670	800
International	601	725

Consolidated total assets	$76,126	$84,713

Note 13. Subsequent Events.
Management is still considering the accounting treatment of the various transactions discussed under the subheadings “Securities Purchase Agreement,” “Change in Control under Equity Compensation Plans,” “Change in Stock Warrant,” “Retirement of Amended Note,” “Arvato Waiver of Event of Default” and “Pali Capital Engagement” below.
Securities Purchase Agreement
On December 21, 2009, we entered into a Securities Purchase Agreement, as amended on December 24, 2009, December 30, 2009 and January 20, 2010 (as amended, the SPA) with JH Partners, LLC, as the investor representative (Investor Representative), and JH Partners Evergreen Fund, L.P. (JH Evergreen), JH Investment Partners III, L.P. (JH Investment III) and JH Investment Partners GP Fund III, LLC (JH Investment GP Fund and together with JH Evergreen and JH Investment III, the Investors). Pursuant to the SPA, on January 8, 2010, we sold 22,000 shares of a newly authorized series of our capital stock entitled Series B Cumulative Preferred Stock, par value $0.0001 per share (Series B Preferred), and 196,702 shares of a newly authorized series of our capital stock entitled Series C Junior Participating Preferred Stock, par value $0.0001 per share (Series C Preferred and together with the Series B Preferred, the Preferred Shares), for an aggregate purchase price of $22.0 million. In connection with our sale to the Investors of the Preferred Shares, the Investors acquired control of Image. Due to the voting rights associated with the Series C Preferred as discussed below, after the issuance of the Series C Preferred and the issuance of 3.5 million shares of our common stock, par value $0.0001 per share (the “Common Stock”), to retire the Amended Note on January 8, 2010, the Investors collectively own approximately 88.6% of our post-transaction outstanding voting securities.

Image Entertainment, Inc.
Notes To Consolidated Financial Statements
(Unaudited)
After payment to the Investors of a $1 million transaction fee, reimbursement of up to $1 million of the Investors’ expenses and payment of other transaction-related expenses, we received net proceeds of approximately $19.0 million from the sale of the Preferred Shares. In connection with the closing of the sale of the Preferred Shares on January 8, 2010, we used $15.0 million of the net proceeds, along with the issuance of 3.5 million shares of Common Stock, to repay in full and retire the Amended Note. The remainder of the net proceeds will be used to repay other outstanding indebtedness and outstanding liabilities and for general working capital. Pursuant to the SPA, we agreed to pay the Investor Representative or its designee a management fee of $300,000 on each of December 31, 2010 and December 31, 2011.
Pursuant to the SPA, we also granted the Investors the right (the Purchase Right) to purchase up to an additional 7,400 shares of Series B Preferred and 66,163.4 shares of Series C Preferred for an aggregate purchase price of $7.4 million. The 7,400 shares of Series B Preferred and the 66,163.4 shares of Series C Preferred are hereinafter collectively referred to as the Additional Preferred Shares. The Purchase Right will be evenly divided into two tranches, each consisting of 3,700 shares of Series B Preferred and 33,081.7 shares of Series C Preferred. At any time during the period commencing on January 8, 2010 and ending at 5:00 p.m., Pacific time, on the date that is 120 days after January 8, 2010, the Investors may exercise the first tranche in whole or in part and in one or more instances. At any time during the period commencing on January 8, 2010 and ending at 5:00 p.m., Pacific time, on the date that is 360 days after January 8, 2010, the Investors may exercise the second tranche in whole or in part and in one or more instances. The decision to exercise the Purchase Right for either or both tranches will be made by the Investors in their sole discretion and the Investors are not required to exercise the Purchase Right. The net proceeds from the sale of any Additional Preferred Shares may only be used by us to (i) acquire rights to additional audio and video entertainment programming, (ii) repay any over-advance under the Loan Agreement or (iii) repay accounts payable incurred by us in the ordinary course of business.
Pursuant to the SPA, the Investors provided to the lenders under the Loan Agreement credit support in an amount of $5.0 million to induce the lenders to increase availability under the line of credit contemplated by the Loan Agreement until a new facility that is currently being negotiated can be documented and funded. The credit support is in the form of an irrevocable standby letter of credit that expires on April 8, 2010. We are in discussions with Wachovia for an extension of the current Loan and Security Agreement which expires on May 4, 2010, but cannot guarantee that we will be able to agree to an extension with Wachovia on acceptable terms or at all.
The Series B Preferred bears a cumulative compounding dividend equal to 12% per annum of the liquidation preference of $1,000 per share (subject to adjustment upon any stock dividend, stock split, combination or other similar recapitalization with respect to the Series B Preferred) (Dividend Rate). Dividends will accrue automatically on a daily basis whether or not declared by our board of directors, but will be payable in cash only when, and if, declared by the board. Accrued dividends will be compounded quarterly with the effect that an additional dividend will accrue on each share of Series B Preferred at the Dividend Rate on the amount so compounded until such amount is actually paid. If not declared and paid earlier, such dividends will be paid upon liquidation. So long as any shares of Series B Preferred are outstanding and until all dividends on the Series B Preferred have been paid or declared and set aside for payment, we will be prohibited from (i) declaring or paying any dividend (whether in cash or property) and from making any other distribution on any shares of our preferred stock or Common Stock, and (ii) subject to certain exceptions, purchasing, redeeming or otherwise acquiring for value any shares of our preferred stock or Common Stock. In the event of any voluntary or involuntary liquidation, dissolution or winding up of our affairs, each share of Series B Preferred will be entitled to receive out of our assets or proceeds thereof available for distribution to stockholders, after satisfaction of all liabilities and obligations to creditors and before any distribution is made to or set aside for the holders of Common Stock or any capital stock that ranks junior to the Series B Preferred, an amount equal to the sum of (i) $1,000 per share (subject to adjustment upon any stock dividend, stock split, combination or other similar recapitalization with respect to the Series B Preferred) (Liquidation Preference) and (ii) an amount equal to all accrued but unpaid dividends thereon. In the event of any merger of Image with or into another person or of any person with or into Image, any sale, transfer, lease or conveyance to another person of all or substantially all of our property or any statutory share exchange of Image with another person, each share of Series B Preferred will be entitled to receive an amount in cash equal to the sum of (y) the Liquidation Preference and (z) the amount per share equal to accrued but unpaid dividends. Certain internal reorganization transactions will not trigger the foregoing payment right. Holders of Series B Preferred do not have any voting rights, including the right to elect directors, other than those rights required by law but do have limited voting rights with respect to matters affecting the rights and privileges of the Series B Preferred. The Series B Preferred is not redeemable by us or the Investors and is not convertible.
Subject to the rights of holders of any shares of preferred stock ranking prior to the Series C Preferred, the Series C Preferred is entitled to receive, when declared by our board of directors out of funds legally available therefore, dividends in an amount per share equal to 1,000 times the aggregate per share amount of all cash and non-cash dividends or other distributions (other than a dividend payable in shares of Common Stock or a subdivision of the outstanding shares of Common Stock) declared on the Common Stock. This amount will be adjusted if we declare or pay any dividend on the Common Stock in shares of Common Stock or effect a subdivision or combination or classification of the outstanding shares of Common Stock into a greater or lesser number of shares and an equivalent dividend is not declared on the Series C Preferred or the Series C Preferred is not similarly subdivided or combined. Until all declared and unpaid dividends and distributions on the Series C Preferred outstanding have been paid in full, we will be prohibited from (i) declaring or paying dividends or making any distributions on any shares of stock ranking junior or on a parity with the Series C Preferred (except dividends paid ratably on the shares of Series C Preferred and all such parity stock), (ii) subject to certain exceptions, redeeming, purchasing or otherwise acquiring for consideration any shares of any of our stock ranking junior to the Series C Preferred and (iii) subject to certain exceptions, redeeming, purchasing or otherwise acquiring for consideration any shares of, or any shares of stock ranking on a parity with, Series C Preferred. Our subsidiaries are also prohibited from purchasing or otherwise acquiring for consideration any shares of our stock unless we could take such action under the terms of the Series C Certificate of Designation. In the event of any liquidation, dissolution or winding up of Image, we will be prohibited, subject to certain exceptions, from making any distribution to holders of stock ranking junior to, or on parity with, the Series C Preferred. If we enter into a consolidation, merger, combination or other transaction in which shares of Common Stock are exchanged for or converted or changed into other stock or securities, cash or any other property, then each share of Series C Preferred will be similarly exchanged, converted or changed into an amount per share equal to 1,000 times the aggregate amount of stock, securities, cash or other property into which each share of Common Stock is converted, changed or exchanged (subject to adjustment upon the occurrence of the same events set forth above for adjustments to the dividend amount to which holders are entitled). The Series C Preferred votes together as one class with the Common Stock (except as provided by law or our certificate of incorporation), and entitles the holder to 1,000 votes for each share held (subject to adjustment upon the occurrence of the same events set forth above for adjustments to the dividend amount to which holders are entitled), on all matters submitted to a vote of stockholders. The Series C Preferred is not redeemable. The Series C Preferred is convertible, at the holder’s option, into shares of Common Stock at a ratio of 1,000 shares of Common Stock for each share of Series C Preferred (subject to adjustment). Unless the conversion ratio is adjusted, the conversion of the initial 196,702 shares of Series C Preferred sold to the Investors would result in the issuance of 196,702,000 shares of Common Stock and the conversion of all of the additional 66,163.4 shares of Series C Preferred subject to the Purchase Right would result in the issuance of 66,163,400 shares of Common Stock, for a total of 262,865,400 shares of Common Stock. We will not issue fractional shares of Common Stock upon conversion but will instead pay the holder the fair market value of the fractional share. If at any time a holder of Series C Preferred seeks to convert shares of Series C Preferred and we do not have sufficient authorized but unissued shares of Common Stock available to effect such conversion, we must promptly (i) take all action within our control to cause a sufficient number of additional shares to be authorized and (ii) issue to the holder all of the shares of Common Stock that are available to effect such conversion. The number of shares of Series C Preferred sought to be converted that exceeds the amount that is then convertible into available shares of Common Stock will not be convertible until the date additional shares are authorized to permit such conversion. The Series C Preferred will automatically convert into shares of the Common Stock when there are sufficient authorized but unissued shares of Common Stock to effect the conversion in full of the Series C Preferred after taking into account shares reserved for issuance upon exercise of outstanding rights, warrants and options and upon conversion of outstanding convertible securities. As of January 8, 2010, we did not have sufficient authorized but unissued shares of Common Stock available to effect the conversion in full of the shares of Series C Preferred issued on January 8, 2010 or upon the Investors’ exercise of the Purchase Right. Pursuant to the SPA, we agreed to use our reasonable best efforts to call and hold as promptly as reasonably practicable following January 8, 2010 a stockholder meeting to obtain the affirmative vote of our stockholders to approve an amendment to our certificate of incorporation to, among other things, increase the number of authorized shares of the Common Stock so as to permit the conversion of the Series C Preferred shares sold pursuant to the SPA and to effectuate a reverse stock split.

Image Entertainment, Inc.
Notes To Consolidated Financial Statements
(Unaudited)
On January 8, 2010 in connection with the closing of the sale of the Preferred Shares as discussed above, we entered into a Registration Rights Agreement (RRA) with the Investor Representative and the Investors. Pursuant to the RRA, we agreed to register under the Securities Act of 1933 the shares of Common Stock issuable upon conversion of the Series C Preferred under certain circumstances. Subject to certain exceptions, all expenses incurred in connection with the registration obligations under the RRA, including all of our expenses and one-half of all reasonable fees and expenses of the Investors related to the registration of shares (including fees and disbursements of one legal counsel to the Investors), will be borne by us. All underwriting discounts, selling commissions and stock transfer taxes, if any, applicable to the sale of shares and all fees and expenses of the Investors not borne by us will be borne by the Investors.
Pursuant to the SPA, the Investors had a right to terminate the SPA prior to December 30, 2009 if Image and the Investors had not achieved by such date a reduction in obligations to our creditors that was satisfactory to the Investors in their sole discretion. While this condition was satisfied, the Investors and Image have continued working to achieve a reduction in obligations to our creditors. Certain negotiations have been completed while others are ongoing. For example, the Investors and Image have negotiated in principle a reduction in the monthly cost for our headquarters in Chatsworth, California from approximately $92,000 to approximately $49,000 for approximately half of the leased space beginning in January 2010. The outstanding negotiations are expected to be completed during the fiscal quarter ending March 31, 2010.
Amendment and Termination of Rights Agreement
Immediately prior to the execution of the SPA on December 21, 2009, Image and Computershare Trust Company, N.A., as rights agent under the Rights Agreement, entered into Amendment No. 5 to Rights Agreement (Amendment), which provided that neither the execution, delivery nor performance of the SPA or the RRA will trigger certain provisions of the Rights Agreement. The Amendment also redefined the term “Expiration Date” to include the time immediately prior to the closing of the sale of the Preferred Shares and provides that the Rights Agreement will terminate and our preferred stock purchase rights (Rights) will expire immediately prior to the closing of the sale of the Preferred Shares. On January 8, 2010, immediately prior to the issuance of the Preferred Shares to the Investors, the Rights Agreement was terminated pursuant to its terms. As a result of the termination of the Rights Agreement, the holders of the Rights issued pursuant to the Rights Agreement no longer hold Rights and are no longer entitled to the rights set forth in the Rights Agreement.
New Board of Directors/Audit Committee Composition
Pursuant to the closing conditions of the SPA, on January 7, 2010, each member of our then-current board of directors resigned from the board of directors effective immediately after the closing of the sale of the Preferred Shares to the Investors. On January 7, 2010, our then-current board of directors appointed Theodore S. Green, Patrick M. Collins and Michael J. John to our board of directors effective immediately after the closing of the sale of the Preferred Shares. On January 8, 2010, the closing occurred and, as a result, Messrs. Green, Collins and John became directors of Image. Each of the new directors was nominated by the Investors and elected by the former board of directors pursuant to the closing conditions set forth in the SPA. Messrs. Collins and John are each employed by the Investor Representative. None of the new directors are “independent” as that term is defined for board and audit committee members by the listing rules of The Nasdaq Stock Market and Rule 10A-3 of the Securities Exchange Act of 1934. The new board of directors has not formed a separate audit committee and, therefore, the entire board of directors is acting as the audit committee until we can find and appoint independent directors to form a separate audit committee comprised solely of independent directors. We are in the process of finding independent directors to serve on the board and to comprise a separate audit committee.

Image Entertainment, Inc.
Notes To Consolidated Financial Statements
(Unaudited)
New Management
On January 9, 2010, our board of directors appointed Theodore S. Green as our Chairman of the Board and Chief Executive Officer, John Avagliano as our Chief Financial Officer and Chief Operating Officer and John Hyde as our Vice Chairman. In connection with the appointment of Mr. Avagliano as Chief Financial Officer and Chief Operating Officer, Jeff Framer no longer serves as our Chief Financial Officer and Derek Eiberg no longer serves as our Chief Operating Officer.
Change in Control under Equity Compensation Plans
The sale of the Preferred Shares to the Investors constituted a change in control transaction under our equity compensation plans as the Investors acquired more than 50% of our voting securities. As a result on January 8, 2010, the vesting was accelerated for 107,776 unvested options under the 1998 Plan. In addition, all 1,187,996 outstanding options under the 1998 Plan were terminated and therefore the options are no longer exercisable. On January 8, 2010, the vesting was accelerated for 362,532 unvested options outstanding under the 2008 Plan and the options became immediately exercisable. There were no unvested awards outstanding under the 2004 Plan. The awards under the 2004 Plan and 2008 Plan were not terminated.
Change in Stock Warrant
The sale of the Preferred Shares to the Investors constituted a fundamental transaction under our stock warrant held by Portside and also triggered the anti-dilution provisions contained in the warrant. As a result of the anti-dilution provisions, the warrant is now exercisable for 8,018,868 shares of our common stock (an increase from 1,000,000) at an exercise price of $0.53 per share (a decrease from $4.25 per share). Further, due to the fundamental transaction, Portside may at any time within 90 days after January 8, 2010 request that we purchase the warrant by paying cash in an amount equal to the Black Scholes value of the remaining unexercised portion of the warrant on January 8, 2010 calculated using the Black Scholes option pricing model.
Fourth Amendment to Loan Agreement with Wachovia
On January 8, 2010, we entered into the Fourth Amendment to the Loan Agreement with Wachovia, Egami Media, Inc. and Image Entertainment (UK), Inc. In connection with the amendment, we paid Wachovia a $100,000 amendment fee. Pursuant to the amendment:
•	the term “Applicable Margin” was amended to mean (i) with respect to any Prime Rate loan a per annum rate of 1.5% (up from 0.75%) and (ii) with respect to any Eurodollar rate loan a per annum rate equal to 4% (up from 2.75%);
•	the term “Borrowing Base” was amended to mean, at any time, the amount equal to 85% of our eligible accounts, plus 100% of the outstanding amount available to be drawn on a $5 million irrevocable standby letter of credit, which expires April 8, 2010, issued on behalf of JH Partners Evergreen Fund, LP naming Wachovia as beneficiary of such letter of credit for the benefit of the lenders, minus $2.5 million, minus reserves (as defined in the Loan Agreement). The maximum portion of the Borrowing Base calculated upon eligible accounts that are unpaid more than 90 days after the date of the original invoice (but not more than 105 days after such date) is limited to $2.5 million;
•	the acquisition of the Preferred Shares by the Investors was not deemed a “change of control” under the Loan Agreement because the Investors were added to the definition of “Permitted Holders”;

Image Entertainment, Inc.
Notes To Consolidated Financial Statements
(Unaudited)
•	the list of permitted liens was expanded to include liens of Arvato on our personal property to secure certain accounts payable owing by us to Arvato so long as such obligations do not exceed $4 million;
•	Wachovia, as agent, consented to (i) the issuance of the Preferred Shares to the Investors, (ii) the payment of a $1 million transaction fee to the Investors and the reimbursement of the Investors’ expenses up to $1 million as provided by the SPA, (iii) the repayment in full of the Amended Note in accordance with the terms of the Exchange Agreement (as defined below) and (iv) payment of all of our outstanding indebtedness to Arvato (not including accounts payable) so long as, among other things, the amount of the payment does not exceed $1.9 million; and
•	Wachovia waived enforcement of its rights against us arising from the known existing events of default under the Loan Agreement related to our default under the Amended Note and our Replication Agreement with Arvato.
Retirement of Amended Note
On January 7, 2010, we entered into a Payoff Letter with Portside. The Payoff Letter confirmed Portside’s agreement that upon receipt of $15.0 million in cash (Cash Payment) and 3.5 million shares of Common Stock (Payoff Shares and together with the Cash Payment, the Payoff Amount) and execution of an exchange agreement between us and Portside at the closing of the sale of the Preferred Shares to the Investors, all of our obligations under the Amended Note would be terminated and all security interests and other liens granted to or held by Portside under the security documents securing the Amended Note would be forever satisfied, released and discharged without further action. The Payoff Shares were to be issued to Portside in exchange for $10,000 in principal amount of the Amended Note pursuant to an exchange agreement to be reasonably agreed between us and Portside.
On January 8, 2010, we entered into an Exchange Agreement with Portside (Exchange Agreement). Pursuant to the Exchange Agreement, we agreed to issue the Payoff Shares to Portside at the closing of the sale of the Preferred Shares in exchange for $10,000 in principal amount of the Amended Note. On January 8, 2010, immediately after the closing of the sale of the Preferred Shares, we paid to Portside the Cash Payment and issued to Portside the Payoff Shares in accordance with the Payoff Letter and the Exchange Agreement thereby retiring the Amended Note.
Arvato Waiver of Event of Default
The event of default under the senior secured convertible note discussed in Note 9 above also resulted in a cross-default under our Replication Agreement with Arvato as of December 14, 2009. At December 31, 2009, we had $7.9 million, of trade payable obligations, not including the $1.8 million remaining outstanding manufacturing advance, to Arvato and Arvato had the right to provide us a written notice of default requiring us to make payment within 15 days after the notice. In connection with the closing of the sale of the Preferred Shares, Arvato waived the existing event of default under the Replication Agreement subject to, among other things, the following conditions: (i) the repayment of the outstanding manufacturing advance under the Replication Agreement; and (ii) the payment and settlement of all outstanding trade payables due Arvato for a reduced amount. As a result, on January 25, 2010, we paid Arvato an aggregate of $1.8 million in order to repay the remaining outstanding manufacturing advance.
Pali Capital Engagement
On January 13, 2010, we engaged Pali Capital, Inc. (Pali) to render financial advisory and investment banking services to us in connection with possible future acquisitions. In exchange for such services, we agreed to provide to Pali on a non-refundable basis 600 shares of Series B Preferred, 5,364.6 shares of Series C Preferred and 1,250,000 shares of Common Stock. We agreed to provide Pali or its transferees who receive Common Stock with unlimited piggyback registration rights.

Image Entertainment, Inc.
Notes To Consolidated Financial Statements
(Unaudited)
Nasdaq Delisting
On January 8, 2010, we received Nasdaq Staff Deficiency Letters from the staff of the Nasdaq Stock Market Listing Qualifications Department (Staff). The first letter indicated that the issuance of the Preferred Shares to the Investors pursuant to the SPA failed to comply with Listing Rules 5635 (b) and (d) and 5640. The Staff stated that it believed that the continued listing of Image, after it knowingly entered into a transaction in violation of The Nasdaq Stock Market’s shareholder approval and voting rights rules, raised public interest concerns under Listing Rule 5101 and that in that regard, the continued listing of Image would erode public confidence in The Nasdaq Stock Market (Nasdaq). The second letter indicated that from November 19, 2009 to December 20, 2009, our Audit Committee did not consist of three members as required by Listing Rule 5605(c)(2)(A). On December 20, 2009, our board of directors appointed a third, independent member to the Audit Committee thereby curing the deficiency.
On January 13, 2010, we received an additional Nasdaq Staff Deficiency Letter, which indicated that as a result of the resignation of all the former members of the board effective immediately after the closing of the sale of the Preferred Shares to the Investors and the appointment of new board members effective immediately after the closing, none of the new board members were “independent directors” as defined in Listing Rule 5605(a)(2). Without any independent directors on the board of directors, the letter noted that we failed to comply with Listing Rules 5605(b)(1), (c)(2)(A), (d), and (e).
On January 20, 2010, we had our hearing before a Nasdaq Hearings Panel (Panel) to appeal the Staff’s December 15, 2009 delisting determination.
On January 27, 2010, we received an additional Nasdaq Staff Deficiency Letter. The letter indicated that the issuance of the Payoff Shares to Portside in exchange for $10,000 in principal amount of the Amended Note (the Exchange) required shareholder approval under Listing Rule 5635(d). The Staff determined to aggregate the Exchange and our sale of the Preferred Shares (the Financing) that did not comply with Listing Rules 5635(d), 5635(b) and 5640. The letter also indicated that we did not timely file a Notification Form Listing of Additional Shares with respect to the shares issued in the Exchange in violation of Listing Rule 5250(e)(2).
On February 1, 2010, we received a letter from Nasdaq notifying us of the Panel’s determination to deny our request for continued listing on Nasdaq and to delist the Common Stock. The Common Stock was suspended from trading on Nasdaq effective at the opening of business on February 3, 2010. The Common Stock is currently quoted on the Pink Sheets, a centralized electronic quotation service for over-the-counter securities. No assurance can be given that the market makers will continue to make a market in the Common Stock or that the Common Stock will continue to be quoted on the Pink Sheets.
Movie Gallery’s Bankruptcy Filing
On February 2, 2010, Movie Gallery Inc., owner of rental chain Hollywood Video, filed for Chapter 11 bankruptcy protection. Both Movie Gallery and Hollywood Video are customers of Image. Net revenues from Movie Gallery and Hollywood Video for fiscal 2010 to date were $522,000 and $816,000, respectively. As of December 31, 2009, we recorded an aggregate reserve of $353,000 for potential uncollectible receivables from Movie Gallery and Hollywood Video, which was the net amount due at December 31, 2009 less payments received prior to their bankruptcy filing. It is unclear as to whether we will recover any of the monies owed to us by Movie Gallery or Hollywood Video.
We have performed an evaluation of subsequent events through February 12, 2010, the date we issued these financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. As described at the beginning of this Quarterly Report under the heading “Forward-Looking Statements,” our actual results could differ materially from those anticipated in these forward-looking statements. Factors that could contribute to such differences include those discussed elsewhere in this Quarterly Report under the heading “Forward-Looking Statements” and “Risk Factors.” You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report. Except as may be required under federal law, we undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur
You should read the following discussion and analysis in conjunction with our unaudited consolidated financial statements and related footnotes included in Part 1, Item 1 of this Quarterly Report, the information under the heading “Risk Factors” in Part II, Item 1A of this Quarterly Report and with our audited consolidated financial statements and notes thereto, and with the information under the headings entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors,” in our most recent Annual Report on Form 10-K.
Overview
We are a leading independent licensee and distributor of entertainment programming in North America. We have three business segments:
•	domestic (which consists of the United States and Canada);
•	digital; and
•	international.
Our domestic segment primarily consists of the acquisition, production and distribution of exclusive DVD/Blu-ray Disc® content in North America and the exploitation of our North American broadcast and non-theatrical rights. Our digital segment consists of revenues generated by the digital distribution of our exclusive content via video-on-demand, streaming video and downloading. Our international segment includes the international video sublicensing of all formats and exploitation of broadcast rights outside of North America.
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

We strive to grow a stream of revenue by maintaining and building a library of titles that can be exploited in a variety of formats and distribution channels. Our active library currently contains:
•	Approximately 3,200 exclusive DVD titles
•	Approximately 340 CD titles
•	Digital rights to
•	Approximately 2,200 video programs

•	Approximately 400 audio titles
•	Containing more than 5,500 individual tracks
Each month, we release an average of 25 new, exclusive DVD releases, including an average of five feature films, 10 to 15 exclusive digital video titles, and three exclusive CD and digital audio titles.
We acquire programming mainly by entering into exclusive distribution agreements with producers and other content providers. We typically supplement such content by designing and producing additional value-added features. We also produce our own original entertainment programming, focused on DVD live performance music concerts and comedy events with some of the most recognizable names in each industry, and also various forms of urban genre content. We have also increased our focus on the acquisition of finished feature films via festivals, agency screenings, and producer relationships. We are not currently investing in feature film production.
Our digital distribution subsidiary, Egami Media, Inc. (Egami), continues to aggressively add numerous video and audio titles to its growing library of exclusive digital rights each month. Egami has established direct relationships with many digital industry-retailers and continues to seek additional distribution partners as they emerge.
Third Quarter Fiscal 2010 Highlights
•	Net revenues decreased 35.8% to $25,122,000, from net revenues of $39,156,000 for the three months ended December 31, 2008. The reduction in revenues was due to a weaker new release schedule, uncertainty with respect to our customers’ view of Image continuing as a going concern, and what we believe to be a continuing negative impact on our revenues from the current economic slowdown, as our retail customers remain cautious in purchasing programming and increasing inventories until foot traffic in their stores increases. In addition, we were forced to delay several manufacturing orders that resulted in significantly late customer shipments and several cancelled orders. The delays occurred as a result of the cap placed on our replication and distribution payables by our replication partner, Arvato Digital Services (Arvato), a default under our replication agreement with Arvato and withheld shipments by our print vendors due to late payments. See “Recent Events—Arvato Waiver of Event of Default” and “Liquidity and Capital Resources—Capital Resources—Subordinated Manufacturing Advance Obligation” below.
•	Domestic DVD revenues decreased 38.6% to $19,718,000, from $32,125,000 for the three months ended December 31, 2008.
•	Domestic Blu-ray revenues decreased 7.8% to $3,101,000, from $3,365,000 for the three months ended December 31, 2008.
•	Digital distribution revenues increased 34.3% to $1,311,000, from $976,000 for the three months ended December 31, 2008.
•	Broadcast revenues decreased 28.6% to $572,000, from $801,000 for the three months ended December 31, 2008.
•	Gross profit margins were 16.2%, down from 25.4% for the three months ended December 31, 2008.
•	Selling expenses were 9.7% of net revenues, down from 9.8% of net revenues for the three months ended December 31, 2008.
•	General and administrative expenses decreased 17.0% to $3,426,000, from $4,128,000, for the three months ended December 31, 2008.

•	Loss from operations was $1,806,000, compared to earnings from operations of $1,988,000 for the three months ended December 31, 2008.
•	Net interest expense was $594,000, down from $876,000 for the three months ended December 31, 2008.
•	Other income was $362,000 compared to other expense of $794,000 for the three months ended December 31, 2008. The fluctuation is due to the change in fair value of a warrant and embedded derivatives.
•	Net loss was $2,061,000 ($.09 per diluted share), compared to net earnings of $304,000 ($.01 per diluted share), for the three months ended December 31, 2008.
•	On December 14, 2009, we defaulted on our senior secured convertible note held by Portside Growth and Opportunity Fund (Portside), our Loan and Security Agreement and our agreement with Arvato. The defaults under our Loan and Security Agreement and our agreement with Arvato were subsequently waived in January 2010. See “Recent Events—Fourth Amendment to Loan Agreement with Wachovia” and “—Arvato Waiver of Event of Default” below. We subsequently retired our senior secured convertible note in January 2010. See “Recent Events—Retirement of Amended Note” below.
•	On December 15, 2009, we received a delisting determination letter from The Nasdaq Stock Market for failure to regain compliance with the minimum market value of publicly held shares requirement for continued listing set forth in Listing Rule 5450(b)(2)(C). See “Recent Events—Nasdaq Delisting” below.
•	On December 21, 2009, we entered into a Securities Purchase Agreement with JH Partners, LLC and certain affiliates of JH Partners, LLC to sell newly authorized series of our preferred stock for $22.0 million. The sale of the preferred stock closed on January 8, 2010. See “Recent Events—Securities Purchase Agreement” below.
The highlights above are intended to identify some of our more significant events and transactions during the three months ended December 31, 2009. Other events that occurred during the nine months ended December 31, 2009 and subsequent to such period are discussed below under “—Recent Events.” These highlights are not intended to be a full discussion of our results for the three months ended December 31, 2009. These highlights should be read in conjunction with the following discussion of “Results of Operations” and “Liquidity and Capital Resources” and with our unaudited consolidated financial statements and notes thereto included elsewhere in this Quarterly Report.
Recent Events
Securities Purchase Agreement
On December 21, 2009, we entered into a Securities Purchase Agreement, as amended on December 24, 2009, December 30, 2009 and January 20, 2010 (as amended, the SPA) with JH Partners, LLC, as the investor representative (Investor Representative), and certain affiliates of the Investor Representative, the Investors). Pursuant to the SPA, on January 8, 2010, we sold 22,000 shares of a newly authorized series of our capital stock entitled Series B Cumulative Preferred Stock, par value $0.0001 per share (Series B Preferred), and 196,702 shares of a newly authorized series of our capital stock entitled Series C Junior Participating Preferred Stock, par value $0.0001 per share (Series C Preferred and together with the Series B Preferred, the Preferred Shares), for an aggregate purchase price of $22.0 million. In connection with our sale to the Investors of the Preferred Shares, the Investors acquired control of Image. Due to the voting rights associated with the Series C Preferred as discussed below, after the issuance of the Series C Preferred and the issuance of 3.5 million shares of our common stock, par value $0.0001 per share (the Common Stock), to retire our senior secured convertible note on January 8, 2010, the Investors collectively own approximately 88.6% of our post-transaction outstanding voting securities.
After payment to the Investors of a $1 million transaction fee, reimbursement of up to $1 million of the Investors’ expenses and payment of other transaction-related expenses, we received net proceeds of approximately $19.0 million from the sale of the Preferred Shares. In connection with the closing of the sale of the Preferred Shares on January 8, 2010, we used $15.0 million of the net proceeds, along with the issuance of 3.5 million shares of Common Stock, to repay in full and retire our senior secured convertible note. The remainder of the net proceeds will be used to repay other outstanding indebtedness and outstanding liabilities and for general working capital. Pursuant to the SPA, we agreed to pay the Investor Representative or its designee a management fee of $300,000 on each of December 31, 2010 and December 31, 2011.

Pursuant to the SPA, we also granted the Investors the right (the Purchase Right) to purchase up to an additional 7,400 shares of Series B Preferred and 66,163.4 shares of Series C Preferred for an aggregate purchase price of $7.4 million. The 7,400 shares of Series B Preferred and the 66,163.4 shares of Series C Preferred are hereinafter collectively referred to as the Additional Preferred Shares. The Purchase Right will be evenly divided into two tranches. The Investors may exercise the first tranche in whole or in part and in one or more instances at any time until the date that is 120 days after January 8, 2010. The Investors may exercise the second tranche in whole or in part and in one or more instances at any time until the date that is 360 days after January 8, 2010. The decision to exercise the Purchase Right for either or both tranches will be made by the Investors in their sole discretion and the Investors are not required to exercise the Purchase Right. The net proceeds from the sale of any Additional Preferred Shares may only be used by us to (i) acquire rights to additional audio and video entertainment programming, (ii) repay any over-advance under our Loan and Security Agreement or (iii) repay accounts payable incurred by us in the ordinary course of business.
Pursuant to the SPA, the Investors provided to the lenders under our Loan and Security Agreement credit support in an amount of $5.0 million to induce the lenders to increase availability under the line of credit contemplated by the Loan Agreement until a new facility that is currently being negotiated can be documented and funded. The credit support is in the form of an irrevocable standby letter of credit that expires on April 8, 2010. We are in discussions with Wachovia for an extension of the current Loan and Security Agreement which expires on May 4, 2010, but cannot guarantee that we will be able to agree to an extension with Wachovia on acceptable terms or at all.
The Series B Preferred bears a cumulative compounding dividend equal to 12% per annum of the liquidation preference of $1,000 per share (subject to adjustment). Dividends will accrue automatically on a daily basis whether or not declared by our board of directors, but will be payable in cash only when, and if, declared by the board. Accrued dividends will be compounded quarterly with the effect that an additional dividend will accrue on each share of Series B Preferred at the dividend rate on the amount so compounded until such amount is actually paid. If not declared and paid earlier, the dividends will be paid upon liquidation. So long as any shares of Series B Preferred are outstanding and until all dividends on the Series B Preferred have been paid or declared and set aside for payment, we will be prohibited from, among other things, declaring or paying any dividend (whether in cash or property) and from making any other distribution on any shares of our preferred stock or Common Stock. See “Note 13 Subsequent Events — Securities Purchase Agreement” for a description of the other terms of the Series B Preferred.
Subject to the rights of holders of any shares of preferred stock ranking prior to the Series C Preferred, the Series C Preferred is entitled to receive, when declared by our board of directors out of funds legally available therefore, dividends in an amount per share equal to 1,000 times the aggregate per share amount of all cash and non-cash dividends or other distributions (other than a dividend payable in shares of Common Stock or a subdivision of the outstanding shares of Common Stock) declared on the Common Stock. This amount will be adjusted if we declare or pay any dividend on the Common Stock in shares of Common Stock or effect a subdivision or combination or classification of the outstanding shares of Common Stock into a greater or lesser number of shares and an equivalent dividend is not declared on the Series C Preferred or the Series C Preferred is not similarly subdivided or combined. Until all declared and unpaid dividends and distributions on the Series C Preferred outstanding have been paid in full, we will be prohibited from, among other things, declaring or paying dividends or making any distributions on any shares of stock ranking junior or on a parity with the Series C Preferred. The Series C Preferred votes together as one class with the Common Stock (except as provided by law or our certificate of incorporation), and entitles the holder to 1,000 votes for each share held (subject to adjustment upon the occurrence of certain events), on all matters submitted to a vote of stockholders. The Series C Preferred is convertible, at the holder’s option, into shares of Common Stock at a ratio of 1,000 shares of Common Stock for each share of Series C Preferred (subject to adjustment). Unless the conversion ratio is adjusted, the conversion of the initial 196,702 shares of Series C Preferred sold to the Investors would result in the issuance of 196,702,000 shares of Common Stock and the conversion of all of the additional 66,163.4 shares of Series C Preferred subject to the Purchase Right would result in the issuance of 66,163,400 shares of Common Stock, for a total of 262,865,400 shares of Common Stock. As of January 8, 2010, we did not have sufficient authorized but unissued shares of Common Stock available to effect the conversion in full of the shares of Series C Preferred issued on January 8, 2010 or upon the Investors’ exercise of the Purchase Right. Pursuant to the SPA, we agreed to use our reasonable best efforts to call and hold as promptly as reasonably practicable following January 8, 2010 a stockholder meeting to obtain the affirmative vote of our stockholders to approve an amendment to our certificate of incorporation to, among other things, increase the number of authorized shares of the Common Stock so as to permit the conversion of the Series C Preferred shares sold pursuant to the SPA and to effectuate a reverse stock split. See “Note 13 Subsequent Events — Securities Purchase Agreement” for a description of the other terms of the Series C Preferred.

On January 8, 2010 in connection with the closing of the sale of the Preferred Shares as discussed above, we entered into a Registration Rights Agreement (RRA) with the Investor Representative and the Investors. Pursuant to the RRA, we agreed to register under the Securities Act of 1933 the shares of Common Stock issuable upon conversion of the Series C Preferred under certain circumstances. Subject to certain exceptions, all expenses incurred in connection with the registration obligations under the RRA, including all of our expenses and one-half of all reasonable fees and expenses of the Investors related to the registration of shares (including fees and disbursements of one legal counsel to the Investors), will be borne by us. All underwriting discounts, selling commissions and stock transfer taxes, if any, applicable to the sale of shares and all fees and expenses of the Investors not borne by us will be borne by the Investors.
Pursuant to the SPA, the Investors had a right to terminate the SPA prior to December 30, 2009 if Image and the Investors had not achieved by such date a reduction in obligations to our creditors that was satisfactory to the Investors in their sole discretion. While this condition was satisfied, the Investors and Image have continued working to achieve a reduction in obligations to our creditors. Certain negotiations have been completed while others are ongoing. For example, the Investors and Image have negotiated in principle a reduction in the monthly cost for our headquarters in Chatsworth, California from approximately $92,000 to approximately $49,000 for approximately half of the leased space beginning in January 2010. The outstanding negotiations are expected to be completed during the fiscal quarter ending March 31, 2010.
Amendment and Termination of Rights Agreement
Immediately prior to the execution of the SPA on December 21, 2009, Image and Computershare Trust Company, N.A., as rights agent under the Rights Agreement, entered into Amendment No. 5 to Rights Agreement (Amendment), which provided that neither the execution, delivery nor performance of the SPA or the RRA will trigger certain provisions of the Rights Agreement. The Amendment also redefined the term “Expiration Date” to include the time immediately prior to the closing of the sale of the Preferred Shares and provides that the Rights Agreement will terminate and our preferred stock purchase rights (Rights) will expire immediately prior to the closing of the sale of the Preferred Shares. On January 8, 2010, immediately prior to the issuance of the Preferred Shares to the Investors, the Rights Agreement was terminated pursuant to its terms. As a result of the termination of the Rights Agreement, the holders of the Rights issued pursuant to the Rights Agreement no longer hold Rights and are no longer entitled to the rights set forth in the Rights Agreement.
New Board of Directors/Audit Committee Composition
Pursuant to the closing conditions of the SPA, on January 7, 2010, each member of our then-current board of directors resigned from the board of directors effective immediately after the closing of the sale of the Preferred Shares to the Investors. On January 7, 2010, our then-current board of directors appointed Theodore S. Green, Patrick M. Collins and Michael J. John to our board of directors effective immediately after the closing of the sale of the Preferred Shares. On January 8, 2010, the closing occurred and, as a result, Messrs. Green, Collins and John became directors of Image. Each of the new directors was nominated by the Investors and elected by the former board of directors pursuant to the closing conditions set forth in the SPA. Messrs. Collins and John are each employed by the Investor Representative. None of the new directors are “independent” as that term is defined for board and audit committee members by the listing rules of The Nasdaq Stock Market and Rule 10A-3 of the Securities Exchange Act of 1934. The new board of directors has not formed a separate audit committee and, therefore, the entire board of directors is acting as the audit committee until we can find and appoint independent directors to form a separate audit committee comprised solely of independent directors. We are in the process of finding independent directors to serve on the board and to comprise a separate audit committee.

New Management
On January 9, 2010, our board of directors appointed Theodore S. Green as our Chairman of the Board and Chief Executive Officer, John Avagliano as our Chief Financial Officer and Chief Operating Officer and John Hyde as our Vice Chairman. In connection with the appointment of Mr. Avagliano as Chief Financial Officer and Chief Operating Officer, Jeff Framer no longer serves as our Chief Financial Officer and Derek Eiberg no longer serves as our Chief Operating Officer.
Change in Control under Equity Compensation Plans
The sale of the Preferred Shares to the Investors constituted a change in control transaction under our equity compensation plans as the Investors acquired more than 50% of our voting securities. As a result, on January 8, 2010, the vesting was accelerated for 107,776 unvested options under the 1998 Plan. In addition, all 1,187,996 outstanding options under the 1998 Plan were terminated and therefore the options are no longer exercisable. On January 8, 2010, the vesting was accelerated for 362,532 unvested options outstanding under the 2008 Plan and the options became immediately exercisable. There were no unvested awards outstanding under the 2004 Plan. The awards under the 2004 Plan and 2008 Plan were not terminated.
Change in Stock Warrant
The sale of the Preferred Shares to the Investors constituted a fundamental transaction under our stock warrant held by Portside and also triggered the anti-dilution provisions contained in the warrant. As a result of the anti-dilution provisions, the warrant is now exercisable for 8,018,868 shares of our common stock (an increase from 1,000,000) at an exercise price of $0.53 per share (a decrease from $4.25 per share). Further, due to the fundamental transaction, Portside may at any time within 90 days after January 8, 2010 request that we purchase the warrant by paying cash in an amount equal to the Black Scholes value of the remaining unexercised portion of the warrant on January 8, 2010 calculated using the Black Scholes option pricing model.
Fourth Amendment to Loan Agreement with Wachovia
On January 8, 2010, we entered into the Fourth Amendment to the Loan Agreement with Wachovia, Egami Media, Inc. and Image Entertainment (UK), Inc. In connection with the amendment, we paid Wachovia a $100,000 amendment fee. Pursuant to the amendment:
•	the term “Applicable Margin” was amended to mean (i) with respect to any Prime Rate loan a per annum rate of 1.5% (up from 0.75%) and (ii) with respect to any Eurodollar rate loan a per annum rate equal to 4% (up from 2.75%);
•	the term “Borrowing Base” was amended to mean, at any time, the amount equal to 85% of our eligible accounts, plus 100% of the outstanding amount available to be drawn on a $5 million irrevocable standby letter of credit, which expires April 8, 2010, issued on behalf of JH Partners Evergreen Fund, LP naming Wachovia as beneficiary of such letter of credit for the benefit of the lenders, minus $2.5 million, minus reserves (as defined in the Loan Agreement). The maximum portion of the Borrowing Base calculated upon eligible accounts that are unpaid more than 90 days after the date of the original invoice (but not more than 105 days after such date) is limited to $2.5 million;
•	the acquisition of the Preferred Shares by the Investors was not deemed a “change of control” under the Loan Agreement because the Investors were added to the definition of “Permitted Holders”;
•	the list of permitted liens was expanded to include liens of Arvato on our personal property to secure certain accounts payable owing by us to Arvato so long as such obligations do not exceed $4 million;
•	Wachovia, as agent, consented to (i) the issuance of the Preferred Shares to the Investors, (ii) the payment of a $1 million transaction fee to the Investors and the reimbursement of the Investors’ expenses up to $1 million as provided by the SPA, (iii) the repayment in full of our senior secured convertible note in accordance with the terms of an exchange agreement with Portside and (iv) payment of all of our outstanding indebtedness to Arvato (not including accounts payable) so long as, among other things, the amount of the payment does not exceed $1.9 million; and

•	Wachovia waived enforcement of its rights against us arising from the known existing events of default under the Loan Agreement related to our default under our senior secured convertible note and our Replication Agreement with Arvato.
Retirement of Amended Note
On January 8, 2010, immediately after the closing of the sale of the Preferred Shares, we paid to Portside $15.0 million in cash and issued to Portside 3.5 million shares of Common Stock to retire our senior secured convertible note. As a result, all of our obligations under the note have been terminated and all security interests and other liens granted to or held by Portside under the security documents securing the note have been forever satisfied, released and discharged. See “Note 13 Subsequent Events—Retirement of Amended Note.”
Arvato Waiver of Event of Default
The event of default under the senior secured convertible note discussed in ”Liquidity and Capital Resources—Capital Resources—Senior Convertible Note” below also resulted in a cross-default under our Replication Agreement with Arvato as of December 14, 2009. At December 31, 2009, we had $7.9 million, of trade payable obligations, excluding the $1.8 million remaining outstanding manufacturing advance, to Arvato and Arvato had the right to provide us a written notice of default requiring us to make payment within 15 days after the notice. In connection with the closing of the sale of the Preferred Shares, Arvato waived the existing event of default under the Replication Agreement subject to, among other things, the following conditions: (i) the repayment of the outstanding manufacturing advance under the Replication Agreement; and (ii) the payment and settlement of all outstanding trade payables due Arvato for a reduced amount. As a result, on January 25, 2010, we paid Arvato an aggregate of $1.8 million in order to repay the remaining outstanding manufacturing advance. We expect to pay and settle all outstanding trade payables due Arvato for a reduced amount during the quarter ending March 31, 2010, upon receipt of a payoff letter from Arvato.
Pali Capital Engagement
On January 13, 2010, we engaged Pali Capital, Inc. (Pali) to render financial advisory and investment banking services to us in connection with possible future acquisitions. In exchange for such services, we agreed to provide to Pali on a non-refundable basis 600 shares of Series B Preferred, 5,364.6 shares of Series C Preferred and 1,250,000 shares of Common Stock. We agreed to provide Pali or its transferees who receive Common Stock with unlimited piggyback registration rights.
Nasdaq Delisting
On January 8, 2010, we received Nasdaq Staff Deficiency Letters from the staff of the Nasdaq Stock Market Listing Qualifications Department (Staff). The first letter indicated that the issuance of the Preferred Shares to the Investors pursuant to the SPA failed to comply with Listing Rules 5635 (b) and (d) and 5640. The Staff stated that it believed that the continued listing of Image, after it knowingly entered into a transaction in violation of The Nasdaq Stock Market’s shareholder approval and voting rights rules, raised public interest concerns under Listing Rule 5101 and that in that regard, the continued listing of Image would erode public confidence in The Nasdaq Stock Market (Nasdaq). The second letter indicated that from November 19, 2009 to December 20, 2009, our Audit Committee did not consist of three members as required by Listing Rule 5605(c)(2)(A). On December 20, 2009, our board of directors appointed a third, independent member to the Audit Committee thereby curing the deficiency.
On January 13, 2010, we received an additional Nasdaq Staff Deficiency Letter, which indicated that as a result of the resignation of all the former members of the board effective immediately after the closing of the sale of the Preferred Shares to the Investors and the appointment of new board members effective immediately after the closing, none of the new board members were “independent directors” as defined in Listing Rule 5605(a)(2). Without any independent directors on the board of directors, the letter noted that we failed to comply with Listing Rules 5605(b)(1), (c)(2)(A), (d), and (e).
On January 20, 2010, we had our hearing before a Nasdaq Hearings Panel (Panel) to appeal the Staff’s December 15, 2009 delisting determination.

On January 27, 2010, we received an additional Nasdaq Staff Deficiency Letter. The letter indicated that the issuance of the Payoff Shares to Portside in exchange for $10,000 in principal amount of the Amended Note (the Exchange) required shareholder approval under Listing Rule 5635(d). The Staff determined to aggregate the Exchange and our sale of the Preferred Shares (the Financing) that did not comply with Listing Rules 5635(d), 5635(b) and 5640. The letter also indicated that we did not timely file a Notification Form Listing of Additional Shares with respect to the shares issued in the Exchange in violation of Listing Rule 5250(e)(2).
On February 1, 2010, we received a letter from Nasdaq notifying us of the Panel’s determination to deny our request for continued listing on Nasdaq and to delist the Common Stock. The Common Stock was suspended from trading on Nasdaq effective at the opening of business on February 3, 2010. The Common Stock is currently quoted on the Pink Sheets, a centralized electronic quotation service for over-the-counter securities. No assurance can be given that the market makers will continue to make a market in the Common Stock or that the Common Stock will continue to be quoted on the Pink Sheets.
Movie Gallery’s Bankruptcy Filing
On February 2, 2010, Movie Gallery Inc., owner of rental chain Hollywood Video, filed for Chapter 11 bankruptcy protection. Both Movie Gallery and Hollywood Video are customers of Image. Net revenues from Movie Gallery and Hollywood Video for fiscal 2010 to date were $522,000 and $816,000, respectively. As of December 31, 2009, we recorded an aggregate reserve of $353,000 for potential uncollectible receivables from Movie Gallery and Hollywood Video, which was the net amount due at December 31, 2009 less payments received prior to their bankruptcy filing. It is unclear as to whether we will recover any of the monies owed to us by Movie Gallery or Hollywood Video. We do not expect a failure to receive the amounts owed to us by Movie Gallery and Hollywood Video to have a material adverse effect on our business, results of operations or financial condition.
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
After several extensions of the closing date of the Merger and an aggregate business interruption payment by Nyx of $2.5 million, Nyx was unable to secure financing to close the Merger. As a result, on April 17, 2009, we terminated the Merger in accordance with our rights under the Merger Agreement. Pursuant to the second amendment to the Merger Agreement and in partial consideration for further extending the Merger closing date, Nyx agreed to release to us $1.0 million of the $2.5 million then being held in the trust account. The payment was nonrefundable to Nyx and was recorded as other income in fiscal 2009. On April 21, 2009, we received the remaining $1.5 million from the trust account, which is included as a component of other income for the nine months ended December 31, 2009.
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

Liquidity and Capital Resources
Going Concern and Liquidity
The report of our independent registered public accounting firm included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009 contained an explanatory paragraph expressing substantial doubt regarding our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty and contemplate the realization of assets and the settlement of liabilities in the normal course of business. For several years we have incurred significant losses, have not generated sufficient cash to sustain our operations, and have relied on financing activities to supplement cash from operations.
As of December 31, 2009, we were significantly past due in our obligations to our exclusive disc manufacturer Arvato and we were in default under our Replication Agreement with Arvato. We were also in default under our Loan and Security Agreement and our senior secured convertible note and significantly past due in our obligations to other creditors. The substantial doubt about our ability to continue as a going concern impacted our relationship with our trade and content suppliers during the quarter ended December 31, 2009 and their willingness to continue to conduct business with us on terms consistent with historical practice. As a result, our need for cash intensified in the quarter ended December 31, 2009 and as of December 31, 2009 we were unable to make all payments to all of our suppliers as they become due.
Actions and Continued Plans to Improve Our Future Liquidity and Operating Performance
A key part of management’s plan to stabilize and improve the Company’s liquidity condition, among other things, was to recapitalize the Company.
We needed to recapitalize the Company to improve our liquidity, raise funds to cover our operating costs, restructure our maturing senior secured convertible note held by Portside, cure outstanding defaults under our debt agreements and we need to execute our growth plans in the near future.
To that end, on January 8, 2010, we sold newly authorized shares of preferred stock to affiliates of JH Partners, LLC that represented approximately 88.6% of our post-transaction outstanding voting securities for an aggregate purchase price of $22.0 million. Concurrent with the transaction, we retired our Portside senior secured convertible note with a portion of the net proceeds and shares of our common stock. See “Recent Events—Securities Purchase Agreement” and “—Retirement of Amended Note” above.
Concurrent with our recapitalization in January 2010, Arvato waived a cross-default on our manufacturing agreement, we repaid the $1.8 million outstanding manufacturing advance to Arvato and Wachovia waived the cross-default under our Loan and Security Agreement. As discussed in “Recent Events—Securities Purchase Agreement,” “—Retirement of Amended Note” and “—Arvato Waiver of Event of Default” above, we have negotiated reductions in outstanding obligations with certain creditors and are currently negotiating reductions in outstanding obligations with other creditors and vendors. Management’s current expectation is that these negotiations with our creditors and vendors, once completed, would result in aggregate debt forgiveness of at least $4.0 million in the fourth quarter ending March 31, 2010. However, this amount is subject to change based on final negotiations with our creditors and vendors. Management believes that continuing to pursue its strategic operating goals of acquiring and distributing high profile content in multiple formats while significantly reducing Image’s cost structure along with the recent transaction with JH Partners, the repayment of our outstanding manufacturing advance to Arvato, the retirement of our senior secured convertible note and the expected reduction of other outstanding obligations, will improve Image’s liquidity.
We executed a cost reduction plan during the first nine months of the fiscal year. Since February 2009, we have reduced corporate headcount by approximately 23% from 140 to 108 employees. Total annual personnel cost savings from the reduced headcount is expected to be approximately $3.0 million, including benefits. We have made other cost reductions during the current fiscal year in areas including discretionary advertising, trade show expenditures, travel expenditures, health care costs, discretionary information technology expenditures and sales commission restructuring that are estimated to exceed an additional $1.0 million savings in annual general and administrative and selling expenses. We have also been adjusting our content acquisitions efforts to become more selective in acquiring content that requires large advance payments.

Further, on January 9, 2010, our new board of directors that was appointed after the closing of the sale of our preferred stock to affiliates of JH Partners, LLC appointed a new management team. See “Recent Events—New Management” above. The new management team is reviewing a number of cost savings initiatives, including settlement of past payables at reduced amounts, reduced infrastructure costs and continued reductions of other expenses. Plans also include a more aggressive product acquisition strategy for domestic and international distribution.
In addition, we are currently reviewing revolving credit line options, including negotiating a new Loan and Security Agreement with Wachovia, in light of its May 4, 2010 expiration. We cannot guarantee that we will obtain a replacement revolving credit line upon the expiration of the Loan and Security Agreement or that any new revolving credit line will contain equal terms and conditions as the current Loan and Security Agreement.
We can provide no assurance that the results of our recapitalization, cost reduction plans, negotiations with creditors and vendors, and new acquisition strategy will be successful enough to provide us liquidity relief and accordingly overcome the substantial doubt about our ability to continue as a going concern.
Sources and Uses of Cash for the Nine Months Ended December 31, 2009
At December 31, 2009, we had a working capital deficit of $25.5 million compared to a working capital deficit of $18.5 million at March 31, 2009. The increased working capital deficit was a result of our remaining long-term debt being deemed as current at December 31, 2009 as a result of the defaults on our senior secured convertible note and our manufacturing advance discussed below. The defaults with Portside and Arvato resulted in the reclassification of long-term debt at March 31, 2009 to current debt at December 31, 2009. Our working capital deficit, if not remedied, may also prevent us from making expenditures to continue acquiring higher-profile content and otherwise enhance our business.
Our working capital has historically been generated from the following sources:
•	operating cash flows;
•	availability under our revolving line of credit;
•	private placement of debt and equity instruments;
•	advances from our disc manufacturer; and
•	trade credit.
The more significant sources of working capital during the nine months ended December 31, 2009 were:
•	decreased royalty and distribution fee advances for exclusive content of $7.1 million; and
•	increases in accounts payable and accrued liabilities of $938,000.
The above mentioned fluctuations are results of our cash conservation efforts.
The more significant uses of working capital during the nine months ended December 31, 2009 were:
•	increased gross accounts receivable of $5.1 million;
•	principal payments of $1.6 million under our manufacturing advance obligation; and
•	net paydown of $1.3 million under our revolving line of credit.
Capital Resources
Cash. As of December 31, 2009, we had cash of $322,000, as compared to $802,000 as of March 31, 2009. As of February 5, 2010, we had cash of $278,000.
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

We are currently reviewing revolving credit line options, including negotiating a new Loan Agreement with Wachovia, in light of the upcoming end of the current Loan Agreement. We cannot guarantee that we will obtain a replacement revolving credit line upon the expiration of the Loan Agreement or that any new revolving credit line will contain equal terms and conditions as the current Loan Agreement. Failure to obtain a replacement revolving line of credit would negatively impact our business, results of operations and liquidity because our revolving line of credit has been one of our primary sources of liquidity. If we are unable to replace our expiring revolving line of credit, we will need to seek additional debt or equity financing on terms that may be less favorable to us than the current line of credit and which may result in increased fiscal interest payment obligations, restrictive covenants, dilution to our stockholders and the granting of superior rights to the investors. In addition, as discussed under “Recent Events—Securities Purchase Agreement” and “Fourth Amendment to Loan Agreement with Wachovia” above, a $5 million irrevocable standby letter of credit was issued on behalf of an affiliate of JH Partners naming Wachovia as a beneficiary. This letter of credit expires on April 8, 2010. We do not currently know whether the letter of credit will be extended past the current expiration date or if it will be extended for the same amount.
Borrowings bear interest at either the Prime Rate plus up to 0.75% (6.00% at December 31, 2009, which is 2% higher as a result of the event of the default described below) or, at our option, LIBOR plus up to 2.75% (5.00% at December 31, 2009, which is 2% higher as a result of the event of default described below), subject to minimum borrowing levels. The level of interest rate margin to Prime Rate or LIBOR is dependent upon our future financial performance as measured by EBITDA, earnings before interest, taxes, depreciation and amortization, as defined in the Loan Agreement.
We are required to maintain a minimum fixed charge coverage ratio for each six month period on or after June 30, 2009 of 1.1 to 1.0. If we maintain minimum borrowing availability equal to, or greater than, $2.5 million, our fixed charge coverage ratio is not tested. At December 31, 2009, we were not tested for such covenant compliance because we had availability in excess of the required $2.5 million minimum. Had we been tested, our negative EBITDA would have resulted in a fixed charge coverage ratio less than the required 1.1 to 1.0. At December 31, 2009, our borrowing availability was $3.4 million ($5.9 million based upon eligible accounts receivable less a $2.5 million minimum reserve requirement as a result of the default). As a result of the Fourth Amendment to the Loan Agreement, a mandatory availability floor of $2.5 million was established. As of February 5, 2010, our borrowing availability was $7.6 million ($10.1 million based upon eligible accounts receivable, less the $2.5 million availability floor and checks outstanding, and including the $5 million availability from the letter of credit as described in “Recent Events—Fourth Amendment to Loan Agreement with Wachovia” above).
Additionally, our credit facility states that a material adverse change in our business, assets or prospects would be considered an “event of default.” If we are unable to comply with the covenants, or satisfy the financial ratio and other tests, or should an event of default occur, as determined and invoked by Wachovia, a default may occur under our credit facility. Unless we are able to negotiate an amendment, forbearance or waiver with Wachovia, we could be prohibited from future borrowings, operating cash could be frozen, our interest rate could be increased by 2% and we could be required to repay all amounts then outstanding. In addition, upon a default Wachovia would have the right to foreclose on all of our assets. Any of these events would have a material adverse effect on our liquidity, business, results of operations and financial condition and our ability to continue as a going concern.
At December 31, 2009 we had $9.6 million outstanding under the revolving line of credit. As of February 5, 2010 we had $5.0 million outstanding.
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
We were not in compliance with all financial and operating covenants under the Loan Agreement at December 31, 2009 due to the default discussed below. Given our liquidity constraints, it is not possible to determine whether we will be in compliance with all financial and operating covenants in the future.

Since March 31, 2009, we have entered into various amendments to the Loan Agreement with Wachovia. See “Note 8—Revolving Credit Facility—Amendments of Loan Agreement” and “Recent Events—Fourth Amendment to Loan Agreement with Wachovia” above for more information on these amendments.
On December 15, 2009, we received a notice of default from Wachovia. The event of default under the Loan Agreement was a cross-default caused by the default on our senior secured convertible note with Portside on December 14, 2009. As a result of the event of default, effective as of December 15, 2009, (i) all obligations under the Loan Agreement were subject to the default interest rate, which was 6%, or 2% per annum above the previously set interest rate of 4%, and (ii) Wachovia established a reserve in the amount of $2.5 million that reduced our borrowing capacity.
Among other things, the fourth amendment to the Loan Agreement discussed above waived enforcement of Wachovia’s rights arising from the known existing events of default under the Loan Agreement.
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
Senior Convertible Note. As of December 31, 2009, we had a senior secured convertible note outstanding with a principal balance of $15,701,000. For a discussion of the terms of the senior secured convertible note, see “Note 9 — Long-Term Debt — Senior Convertible Note.”
On December 14, 2009, we were unable to make a $4 million principal payment (plus accrued interest), which resulted in an event of default under the note. The event of default under the note caused cross-defaults under the Loan Agreement and under our Replication Agreement with Arvato. The event of default caused (i) the interest rate to increase to 12% per annum from December 14, 2009 until the default was cured and (ii) pay a late charge at the rate of 15% per annum on the $4 million principal (plus interest accrued on the installment) from December 14, 2009 until the installment amount was paid in full. As a result of the default, incremental interest of approximately $23,000 and penalty of $28,000 were accrued as of December 31, 2009.
On January 8, 2010, we retired the note in connection with the closing of the sale of the Preferred Shares in exchange for a $15.0 million cash payment and 3.5 million shares of Common Stock. See “Recent Events—Retirement of Amended Note” above.
Subordinated Manufacturing Advance Obligation. At December 31, 2009, we had $1.8 million remaining outstanding, all current due to the cross-default described below, under the original interest-free $10 million manufacturing advance, exclusive of the debt discount and $7.9 million in outstanding trade payables. Arvato exclusively manufactures our DVDs and manufactures the majority of our CDs. Principal was repaid at $0.20 per DVD manufactured, plus payment of a $0.04 administrative fee per DVD manufactured prior to the remaining manufacturing advance being repaid in connection with the closing of the sale of the Preferred Shares.
Amortization of the related debt discount is a noncash interest expense and totaled $20,000 and $142,000 for the three and nine months ended December 31, 2009, respectively, and $131,000 and $432,000 for the three and nine months ended December 31, 2008, respectively. Amortization of the deferred manufacturing credit, included as a component of cost of sales, totaled $80,000 and $388,000 for the three and nine months ended December 31, 2009, respectively, and $211,000 and $467,000 for the three and nine months ended December 31, 2008, respectively.
The default on the senior convertible note on December 14, 2009, caused a cross-default with Arvato. Arvato placed a $10 million cap on our level of replication and distribution payables. On January 8, 2010 in connection with the closing of the sale of the Preferred Shares, Arvato waived the event of default subject to certain conditions. See “Recent Events—Arvato Waiver of Event of Default” above. On January 25, 2010, the remaining manufacturing advance outstanding of $1.8 million was paid to Arvato. At February 5, 2010, we had $8.2 million in outstanding trade payables. We expect to pay and settle outstanding trade payables at December 31, 2009 during the quarter ending March 31, 2010, upon receipt of a payoff letter from Arvato.

Contractual Obligations and Commercial Commitments
In connection with Amendment Number 2 to the Securities Purchase Agreement, we agreed to pay JH Partners, LLC or its designee a management fee of $300,000 on each of December 31, 2010 and December 31, 2011.
Subsequent to the three months ended December 31, 2009, we retired our senior secured convertible note in the principal amount of $15.7 million and paid down the $1.8 million remaining manufacturing advance. As a result, we no longer have any long-term debt obligations as of the date of this Quarterly Report. In addition, as a result of the issuance of the Series B Preferred, we incurred a cumulative compounding dividend obligation equal to 12% per annum of the Series B Preferred liquidation preference of $1,000 per share (subject to adjustment). We also negotiated in principle a reduction in the monthly cost for our headquarters in Chatsworth, California from approximately $92,000 to approximately $49,000 for approximately half of the leased space beginning in January 2010, which is expected to result in an annual reduction of approximately $500,000 in our operating lease obligations.
Off-Balance Sheet Arrangements
We currently do not have any off-balance sheet arrangements.
Results of Operations
Our unaudited consolidated financial information for the three and nine months ended December 31, 2009, should be read in conjunction with our audited consolidated financial statements and the notes thereto and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our most recent Annual Report on Form 10-K.
Net Revenues
The following table presents consolidated net revenues by reportable business segment for the three and nine months ended December 31, 2009 and 2008, respectively:

	Three Months Ended December 31,			Nine Months Ended December 31,
	2009	2008	% Change	2009	2008	% Change
	(in thousands)			(in thousands)
Net revenues
Domestic	$23,372	$37,629	(37.9)%	$74,445	$99,836	(25.4)%
Digital	1,311	976	34.3	3,041	2,707	12.3
International	439	551	(20.3)	1,160	1,579	(26.5)

Consolidated	$25,122	$39,156	(35.8)%	$78,646	$104,122	(24.5)%

Domestic Revenues. Our domestic net revenues were down by 37.9% and 25.4%, for the three and nine months ended December 31, 2009, respectively. See “Third Quarter Fiscal 2010 Highlights” for reasons for the reductions in domestic revenues. We believe our recent liquidity concerns and concerns about our ability to continue as a going concern negatively impacted our sales to certain customers especially during the three months ended December 31, 2009 when we defaulted on our outstanding indebtedness. Due to the completion of the transactions discussed above under “Recent Events” during the three months ending March 31, 2010, we believe we are in the process of taking the necessary steps to address these concerns going forward. However, customers may remain cautious about our ability to continue as a going concern which would, coupled with the ongoing economic slowdown, continue to have a negative impact on our net revenues.
Our new releases during the three months ended December 31, 2009, lacked break-out titles compared to the release of Jeff Dunham: Very Special Christmas Special, which contributed $7.1 million during the three months ended December 31, 2008.
New release net revenues for the three months ended December 31, 2009 totaled $10.3 million, compared to $22.2 million for the three months ended December 31, 2008. Our catalogue net revenues for the three months ended December 31, 2009 totaled $13.0 million, compared to $15.4 million for the three months ended December 31, 2008.

Our best selling new releases for the three months ended December 31, 2009 as compared to the three months ended December 31, 2008 were:

December 2009 Quarter	December 2008 Quarter

The Other Man (Antonio Banderas, Liam Neeson,	Jeff Dunham: Very Special Christmas Special
Laura Linney)	Stuck (Mena Survari)
American Violet (Nicole Beharie, Alfre Woodard)	The Who: Live at Kilburn: 1977
Wings of Desire (Criterion)	Ghost Hunters: Season 4: Part 1
Gomorrah (Criterion)	The Legend of Sasquatch (Animated: William Hurt)
AK 100: 25 Films by Akira Kurosawa (Criterion)	Essential Dinosaur Pack (Discovery)
Artie Lange: Jack and Coke	Crashing (Campbell Scott)
Franklyn (Eva Green, Ryan Phillippe)	The Good Life (Zooey Deschanel)
Golden Age of Television	Bottle Rocket (Wes Anderson, Owen Wilson: Criterion)
2 Turntables & a Microphone: The Life and Death of	Encounters at the End of the World (Werner Herzog)
Jam Master Jay	Survivorman: Season 2 (Discovery)
New release net revenues for the nine months ended December 31, 2009 totaled $40.8 million, compared to $69.0 million for the nine months ended December 31, 2008. Catalogue net revenues during the nine months ended December 31, 2009 were up to $33.6 million, compared to $30.8 million for the nine months ended December 31, 2008.
Domestic wholesale distribution of home entertainment programming on DVD and Blu-ray accounted for approximately 98% and 89% of our net revenue for the three months ended December 31, 2009 and 2008, respectively, and approximately 94% and 91% of our net revenue for the nine months ended December 31, 2009 and 2008, respectively.
Digital Revenues. Digital revenues were up 34.3% and 12.3%, for the three and nine months ended December 31, 2009, respectively. The three months ended December 31, 2009 included $510,000 of flat-fee digital revenue partially offset by a weaker overall video release schedule.
International Revenue. International revenues were down 20.3% and 26.5% for the three and nine months ended December 31, 2009, respectively, as a result of transitioning from our subdistributor Sony to Universal International Music. In May 2009, we signed a five-year agreement with Universal International Music as our exclusive distributor in Europe, Africa, South America and the Middle East as discussed under “Recent Events — Distribution Agreement with Universal International Music.”
Cost of Sales and Gross Margins
The following table presents consolidated cost of sales by reportable business segment and as a percentage of related segment net revenues for the three and nine months ended December 31, 2009 and 2008, respectively:

	Three Months Ended December 31,			Nine Months Ended December 31,
	2009	2008		2009	2008
	(in thousands)			(in thousands)
Cost of sales:
Domestic	$19,936	$28,206		$59,405	$76,045
Digital	750	576		1,794	1,606
International	373	437		1,006	1,172

Consolidated	$21,059	$29,219		$62,205	$78,823

			% Change			% Change

As a percentage of segment net revenues:
Domestic	85.3%	75.0%	10.3%	79.8%	76.2%	3.6%
Digital	57.2	59.0	(1.8)	59.0	59.3	(0.3)
International	85.0	79.3	5.7	86.7	74.2	12.5
Consolidated	83.8%	74.6%	9.2%	79.1%	75.7%	3.4%

Cost of sales decreased 29.3% for the three months ended December 31, 2009 as compared to the three months ended December 31, 2008. Cost of sales decreased 21.9% for the nine months ended December 31, 2009 as compared to the nine months ended December 31, 2008. Decreases for both periods were due to product and format mix resulting in lower margins and higher pricing discounts and market development funds provided to customers.
Our consolidated cost of sales for the three and nine months ended December 31, 2009 were 83.8% and 79.1% of net revenues, respectively, compared to 74.6% and 75.7% of net revenues for the three and nine months ended December 31, 2008, respectively. Accordingly, our consolidated gross margins for the three and nine months ended December 31, 2009 were 16.2% and 20.9% of net revenues, respectively, compared to 25.4% and 24.3%, for the three and nine months ended December 31, 2008, respectively.
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
Domestic segment gross profit margin, as a percentage of segment net revenues for the three months ended December 31, 2009, declined by 10.3%, to 14.7%, from 25.0% for the three months ended December 31, 2008. A reconciliation of the factors contributing to the decrease in gross margin percentage follows:

(8.1)%	Product and format mix resulting in lower margins
(2.4)	Higher pricing discounts and market development funds provided customers
0.2	Lower freight and fulfillment expenses

(10.3)%	Decrease in gross profit margin

Domestic segment gross profit margin, as a percentage of segment net revenues for the nine months ended December 31, 2009, declined by 3.6% to 20.2%, from 23.8% for the nine months ended December 31, 2008. A reconciliation of the factors contributing to the decrease in gross margin percentage follows:

(4.3)%	Product and format mix resulting in lower margins
(1.5)	Higher pricing discounts and market development funds provided customers
2.2	Lower freight and fulfillment expenses

(3.6)%	Decrease in gross profit margin

Digital Gross Margins. We experienced higher gross profit margins for the digital segment of 42.8% for the three months ended December 31, 2009, compared to 41.0% for the three months ended December 31, 2008 and 41.0%, for the nine months ended December 31, 2009 as compared to 40.7%, for the nine months ended December 31, 2008. Product sales mix contributed to the margin increase for the periods. The fixed cost of sales was a higher percentage of segment net revenues due to lower sales.
International Gross Margins. Gross profit margins for the international segment decreased to 15.0% for the three months ended December 31, 2009, from 20.7% for the three months ended December 31, 2008. For the nine months ended December 31, 2009, gross margins decreased to 13.3%, from 25.8% for the nine months ended December 31, 2008. The mix of programming sold during the nine months ended December 31, 2009 was less favorable, in terms of gross margins recognized, than that of the prior year period. We amortized a greater portion of costs during the three and nine months ended December 31, 2009, including subtitling relating to titles for international broadcast and sublicense.

Selling Expenses
The following table presents consolidated selling expenses by reportable business segment and as a percentage of related segment net revenues for the three and nine months ended December 31, 2009 and 2008, respectively:

	Three Months Ended December 31,			Nine Months Ended December 31,
	2009	2008	% Change	2009	2008	% Change
	(in thousands)			(in thousands)
Selling expenses:
Domestic	$2,294	$3,581	(35.9)%	$8,950	$10,949	(18.3)%
Digital	59	90	(34.4)	157	222	(29.3)
International	90	150	(40.0)	253	415	(39.0)

Consolidated	$2,443	$3,821	(36.1)%	$9,360	$11,586	(19.2)%

As a percentage of segment net revenues:
Domestic	9.8%	9.5%	0.3%	12.0%	11.0%	1.0%
Digital	4.5	9.2	(4.7)	5.2	8.2	(3.0)
International	20.5	27.2	(6.7)	21.8	26.3	(4.5)
Consolidated	9.7%	9.8%	(0.1)%	11.9%	11.1%	0.8%
Domestic Selling Expenses. The decrease in domestic selling expenses for the three months ended December 31, 2009 was primarily due to reduced commissions paid to a third party compared to the three months ended December 31, 2008. The decrease in domestic selling expenses for the nine months ended December 31, 2009 was primarily due to reduced advertising and promotional expenditures. Excluding advertising expenses specific to the theatrical release of the film Management described below, advertising and promotional expenses were 4.8% and 4.3% of domestic revenues, for the three and nine months ended December 31, 2009, respectively, as compared to 4.6% and 5.6%, for the three and nine months ended December 31, 2008, respectively. Advertising and promotional expenditures related to the theatrical release of Management, expensed during the three months ended June 30, 2009 and included in the domestic selling expenses for the nine months ended December 31, 2009, totaled $1.9 million, or 2.5% of domestic net revenues for the nine months ended December 31, 2009. Personnel costs were lower by $384,000 and $840,000, for the three and nine months ended December 31, 2009, respectively, as compared to the prior year periods as a result of our cost cutting efforts discussed under “Liquidity and Capital Resources—Plans to Improve Our Liquidity” above.
Digital and International Selling Expenses. The decrease in digital and international selling expenses is a result of the strategic realignment of our operations. We have reduced personnel specifically allocated to our digital and international operations, therefore reducing the costs of these segments.
General and Administrative Expenses
The following table presents consolidated general and administrative expenses by reportable business segment and as a percentage of related segment net revenues for the three and nine months ended December 31, 2009 and 2008, respectively:

	Three Months Ended December 31,			Nine Months Ended December 31,
	2009	2008	% Change	2009	2008	% Change
	(in thousands)			(in thousands)
General and administrative expenses:
Domestic	$3,349	$3,874	(13.6)%	$10,990	$10,875	1.1%
Digital	72	188	(61.7)	216	592	(63.5)
International	5	66	(92.4)	16	243	(93.4)

Consolidated	$3,426	$4,128	(17.0)%	$11,222	$11,710	(4.2)

As a percentage of segment net revenues:
Domestic	14.3%	10.3%	4.0%	14.8%	10.9%	3.9%
Digital	5.5	19.3	(13.8)	7.1	21.9	(14.8)
International	1.1	12.0	(10.9)	1.4	15.4	(14.0)
Consolidated	13.6%	10.5%	3.1%	14.3%	11.2%	3.1%
Domestic General and Administrative Expenses. The decrease in domestic general and administrative expenses for the three months ended December 31, 2009 as compared to the three months ended December 31, 2008 was due to minimal expenses associated with merger processes compared to $561,000 incurred during the three months ended December 31, 2008. Partially offsetting the above decrease was increased reserve for potential uncollectible receivables from Movie Gallery and Hollywood Video of $353,000. See “Recent Events—Movie Gallery’s Bankruptcy Filing” above.

The increase in domestic general and administrative expenses for the nine months ended December 31, 2009 as compared to the nine months ended December 31, 2008 was due to the following:
•	reserve for potential uncollectable receivables of $552,000; and
•	severance accrual related to the June 2009 staff reduction of $416,000.
Offsetting the above increases were:
•	lower legal expenses related to evaluating strategic alternatives, merger processes, and distribution agreement and the resolution of the related disputes of $316,000;
•	lower travel expenses by $190,000;
•	lower temporary labor by $150,000;
•	lower property and equipment depreciation and amortization by $134,000; and
•	lower personnel costs by $84,000.
Digital and International General and Administrative Expenses. The decrease in digital and international general and administrative expenses is a result of the strategic realignment of our operations. We have reduced personnel specifically allocated to our digital and international operations, therefore reducing the costs of these segments.
Other Expenses (Income)
Interest Expense, Net

	Three Months Ended December 31,			Nine Months Ended December 31,
	2009	2008	% Change	2009	2008	% Change
	(in thousands)			(in thousands)
Noncash amortization of debt discount	$21	$273	(92.7)%	$283	$857	(67.0)%
Noncash amortization of deferred financing costs	50	97	(48.5)	179	290	(38.3)
Cash interest expense, net of interest income	523	506	3.4	1,367	1,467	(6.8)

Interest expense, net of interest income	$594	$876	(32.2)%	$1,829	$2,614	(30.0)%

As a percentage of net revenues	2.4%	2.2%	0.2%	2.3%	2.5%	(0.2)%
Interest expense, net of interest income, for the three and nine months ended December 31, 2009, decreased as compared to the three and nine months ended December 31, 2008 primarily as a result of reduced interest bearing debt levels. Net noncash charges to interest expense, representing amortization of the Arvato manufacturing advance debt discount, convertible note debt discount and deferred financing costs for the three and nine months ended December 31, 2009, totaled $71,000 and $462,000, respectively, as compared to $370,000 and $1,156,000 for the three and nine months ended December 31, 2008, respectively. See “Note 9—Long-Term Debt” for more information on the amortization and deferred financing costs.
Loss on Extinguishment of Debt
Loss on extinguishment of debt, for the nine months ended December 31, 2009, was $2,181,000, which related to the amendment of our senior secured convertible note in July 2009. See “Note 9 — Long-Term Debt— Senior Convertible Note — Loss on Extinguishment of Debt.”

Other Expense (Income)
Other income of $362,000, for the three months ended December 31, 2009, represented a noncash income resulting from the change in fair value of a warrant and embedded derivatives. Other expense of $794,000 for the three months ended December 31, 2008, represented the change in fair value of a warrant and embedded derivatives.
Other income, net of $1,498,000 for the nine months ended December 31, 2009 included:
•	$1,469,000 in business interruption fees in accordance with the Merger Agreement that was terminated in April 2009; and
•	$29,000 in noncash expense resulting from the change in fair value of a warrant and embedded derivatives.
Other income, net of $2,222,000 for the nine months ended December 31, 2008 included:
•	$2,000,000 received pursuant to a settlement agreement relating to the merger agreement with BTP Acquisition Company LLC that was terminated in February 2008;
•	$831,000 of other income, representing $1,025,000 received pursuant to a June 2008 settlement agreement with a content supplier for the non-delivery of content under an exclusive distribution agreement, offset by a noncash write-off of $194,000 in warrant valuation associated with the original transaction. The settlement agreement provided for an initial cash payment to us and future quarterly payments in exchange for terminating the exclusive content distribution agreement and dropping our lawsuit against them. As we are not subject to any future performance under the settlement agreement for services or products, the payments were recorded as other income on a cash basis in the periods the cash was received; and
•	$609,000 in noncash expense resulting from the change in fair value of a warrant and embedded derivatives.
Income Taxes
We recorded Federal and State tax expenses of approximately $23,000 and $52,000 for the three and nine months ended December 31, 2009, respectively, using an estimated effective tax rate of less than 1.0% for fiscal 2010. The tax rate is lower than statutory rates due to the utilization of net operating loss carryforwards. We recorded Federal and State tax expenses of $14,000 and $76,000 for the three and nine months ended December 31, 2008, respectively, using an estimated effective tax rate of 4.7% for fiscal 2009.
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
Even though we have fully reserved our net deferred tax assets, we would still be able to utilize them to reduce future income taxes payable should we have future earnings. To the extent such deferred tax assets related to NOL carryforwards, the ability to use such NOL carryforwards against future earnings will be subject to applicable carryforwards periods. Further, we have yet to conclusively determine whether the sale of the Preferred Shares resulted in an “ownership change” or a “change of control” for U.S. federal income tax purposes. If such transaction resulted in an ownership change or change of control for U.S. federal income tax purposes, we could realize a permanent loss of a significant portion or all of our deferred tax assets and lose certain built-in losses that have not been recognized for tax purposes and our tax rate for fiscal 2010 could be higher than our estimated effective tax rate.
Consolidated Net Earnings (Loss)
For all of the foregoing reasons, our net loss for the three months ended December 31, 2009, was $2,061,000, or $.09 per diluted share, compared to net earnings for the three months ended December 31, 2008 of $304,000, or $.01 per diluted share. Net loss for the nine months ended December 31, 2009 was $6,705,000, or $.31 per diluted share, compared to net earnings for the nine months ended December 31, 2008 of $1,535,000, or $.07 per diluted share.

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
Interest Rate Fluctuations
At December 31, 2009, approximately $9.6 million of our outstanding borrowings were subject to changes in interest rates. We do not use derivatives to manage this risk. This exposure is linked to the prime rate and LIBOR.
Management believes that moderate changes in the prime rate or LIBOR would not materially affect our operating results or financial condition. For example, a 10.0% change in interest rates at December 31, 2009, from 6.0% to 6.6%, would result in an approximate $58,000 annual impact on pretax earnings (loss) based upon our outstanding borrowings at December 31, 2009.
Foreign Exchange Rate Fluctuations
At December 31, 2009, a nominal amount of our accounts receivable was related to international distribution and denominated in foreign currencies. These receivables are subject to future foreign exchange rate risk and could become significant in the future. We distribute some of our licensed DVD programming (for which we hold international distribution rights) internationally through sub-licensees. Additionally, we exploit international broadcast rights to some of our exclusive entertainment programming (for which we hold international broadcast rights). Management believes that moderate changes in foreign exchange rates will not materially affect our operating results or financial condition. To date, we have not entered into foreign currency exchange contracts to manage this risk.

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
We have evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our system of disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report.
Changes in Internal Control over Financial Reporting
As required by Rule 13a-15(d) of the Exchange Act, we have evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, whether any changes occurred to our internal control over financial reporting during the period covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there have been no such changes during the period covered by this Quarterly Report.

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
Item 1A. Risk Factors.
Our results of operations and financial condition are subject to numerous risks and uncertainties described in our Annual Report on Form 10-K for our fiscal year ended March 31, 2009, filed on June 29, 2009. You should carefully consider these risk factors in conjunction with the other information contained in this Quarterly Report. Should any of these risks materialize, our business, financial condition and future prospects could be negatively impacted. As of the date of this Quarterly Report, there have been no material changes to the risk factors set forth in the above-referenced Form 10-K, except as set forth below.
Failure to replace our revolving line of credit would negatively impact our business, results of operations and liquidity. Our Loan and Security Agreement, as amended, with Wachovia provides us with a revolving line of credit of up to $20 million. Actual borrowing availability under the line is based upon our level of eligible accounts receivable. Eligible accounts receivable primarily include receivables generated by domestic sales of DVD and exclude receivables generated from broadcast, digital and other revenue streams. The term of the Loan and Security Agreement ends on May 4, 2010.
We are currently reviewing revolving credit line options, including negotiating a new Loan Agreement with Wachovia, in light of the upcoming end of the current Loan and Security Agreement. We cannot guarantee that we will obtain a replacement revolving credit line upon the expiration of the Loan and Security Agreement or that any new revolving credit line will contain equal terms and conditions as the current Loan and Security Agreement. Failure to obtain a replacement revolving line of credit would negatively impact our business, results of operations and liquidity because our revolving line of credit has been one of our primary sources of liquidity. If we are unable to replace our expiring revolving line of credit, we will need to seek additional debt or equity financing on terms that may be less favorable to us than the current line of credit and which may result in increased fiscal interest payment obligations, restrictive covenants, dilution to our stockholders and the granting of superior rights to the investors.
We recently completed a private placement of shares of two newly designated series of preferred stock. The agreements with the purchasers contain terms and covenants that have resulted in substantial dilution to our stockholders and which could render future financings and merger and acquisition transactions more difficult. On January 8, 2010, we raised gross proceeds of $22.0 million through the sale and issuance to affiliates of JH Partners of 22,000 shares of newly designated Series B Cumulative Preferred Stock and 196,702 shares of newly designated Series C Junior Participating Preferred Stock. The Series C Preferred Stock is convertible into 196,702,000 shares of our common stock (subject to adjustment). While this private placement provided us with additional working capital required to repay outstanding indebtedness and fund continuing operations, the transaction was extremely dilutive to our existing stockholders and the agreements with the purchasers contain terms and covenants that could result in additional dilution to our stockholders due to the granting of a purchase right to acquire up to 7,400 additional shares of Series B Preferred Stock and 66,163.4 additional shares of Series C Preferred Stock (convertible into an additional 66,163,400 shares of common stock (subject to adjustment)) and could render future financings and merger and acquisition transactions more difficult.
Each share of the Series B Preferred Stock bears a cumulative compounding dividend equal to 12% per annum of the liquidation preference of $1,000 per share (subject to adjustment upon any stock dividend, stock split, combination or other similar recapitalization with respect to the Series B Preferred Stock). Dividends will accrue automatically on a daily basis whether or not declared by our board of directors, but will be payable in cash only when, and if, declared by our board. Accrued dividends will be compounded quarterly with the effect that an additional dividend will accrue on each share of Series B Preferred Stock on the amount so compounded until the amount is actually paid. If not declared and paid earlier, the dividends will be paid upon liquidation. So long as any shares of Series B Preferred Stock are outstanding and until all dividends on the Series B Preferred Stock have been paid or declared and set aside for payment, we are prohibited from, among other things, declaring or paying any dividend (whether in cash or property) and from making any other distribution on any shares of our preferred stock or common stock.

In the event of any merger of Image with or into another person or of any person with or into Image, any sale, transfer, lease or conveyance to another person of the all or substantially all of our property or any statutory share exchange of Image with another person, each share of Series B Preferred Stock will be entitled to receive an amount in cash equal to the sum of (i) a liquidation preference of $1,000 per share (subject to adjustment upon any stock dividend, stock split, combination or other similar recapitalization with respect to the Series B Preferred Stock) and (ii) the amount per share equal to accrued but unpaid dividends. If we enter into a consolidation, merger, combination or other transaction in which shares of our common stock are exchanged for or converted or changed into other stock or securities, cash or any other property, then each share of Series C Preferred Stock will be similarly exchanged, converted or changed into an amount per share equal to 1,000 times the aggregate amount of stock, securities, cash or other property into which each share of our common stock is converted, changed or exchanged (subject to adjustment upon the occurrence of certain events).
Because of its significant stock ownership, our largest stockholders can exert significant influence over our future direction. On January 8, 2010, affiliates of JH Partners, LLC purchased 22,000 shares of newly designated Series B Preferred Stock and 196,702 shares of newly designated Series C Preferred Stock. The Series C Preferred Stock is convertible, at the option of the holders, into 196,702,000 shares of our common stock (subject to adjustment) which upon would equal approximately 88.6% of our post-transaction outstanding common stock on a post-conversion basis based on our outstanding shares of common stock as of February 5, 2010. We granted a purchase right to the investors to acquire up to 7,400 additional shares of Series B Preferred Stock and 66,163.4 additional shares of Series C Preferred Stock (convertible into an additional 66,163,400 shares of common stock (subject to adjustment)) that could further increase their ownership. Prior to conversion, the Series C Preferred Stock votes together as one class with the holders of our common stock (except as provided by law or our certificate of incorporation) and each share of Series C Preferred Stock entitles the holder to 1,000 votes (subject to adjustment upon the occurrence of certain events) on all matters submitted to a vote of stockholders. In connection with the sale of the shares, the affiliates of JH Partners appointed the three current members of our board of directors, two of whom work for JH Partners. Therefore, JH Partners will be able to significantly influence all matters requiring approval by our stockholders, including the election of directors, the approval of mergers or other business combination transactions or a sale of all or substantially all of our assets. The interests of JH Partners and the other members of this group may not coincide with the interests of other holders of our common stock.
As a result of our delisting from The Nasdaq Stock Market, we will no longer be subject to its corporate governance requirements and you may not have the same protections afforded to stockholders of listed companies. Effective as of February 3, 2010, trading in our common stock was suspended from trading on The Nasdaq Global Market due to, among things, failure to satisfy certain corporate governance requirements for continued listing. The Nasdaq Stock Market imposes certain corporate governance requirements on listed companies. For example, listed companies must, among other things, have a majority of independent board members, fully independent audit, nominating and compensation committees and charters addressing the audit, nominating and compensation committees’ purposes and responsibilities. As a result of our sale of preferred stock to certain affiliates of JH Partners in January 2010, our board was replaced in its entirety with individuals that were nominated by the affiliates of JH Partners. Our current board of directors consists of three members — Theodore S. Green, our Chief Executive Officer and Chairman of the Board, and Patrick M. Collins and Michael J. John, each of whom is employed by JH Partners. None of the new directors are “independent” as that term is defined for board and audit committee members by the listing rules of The Nasdaq Stock Market and Rule 10A-3 of the Securities Exchange Act of 1934. The new board of directors has not formed a separate audit committee and, therefore, the entire board of directors is acting as the audit committee until we can find and appoint independent directors to form a separate audit committee comprised solely of independent directors. While we are in the process of finding independent directors to serve on the board and to comprise a separate audit committee, we cannot guarantee you that we will find a sufficient number of qualified individuals willing to serve. In addition, the new board has not formed separate compensation or nominating committees. Accordingly, you may not have the same protections afforded to stockholders of companies that are subject to, and in full compliance with, the corporate governance requirements of a securities exchange.

The delisting of our common stock from The Nasdaq Global Market could result in loss of investors, increased obligations under state securities laws, decreased coverage by securities analysts and a higher cost of capital. Effective as of February 3, 2010, trading in our common stock was suspended from trading on The Nasdaq Global Market. The quotations for our common stock now appear in the Pink Sheets. Delisting from The Nasdaq Global Market subjects us to numerous consequences that may adversely affect our business, including the loss of investors. Further, we may no longer qualify for exemptions from state securities registration requirements. Without an exemption from registration, we may need to file time-consuming and costly registration statements for future securities transactions and issuances and to amend our stock option and stock purchase plans. Furthermore, delisting may result in decreased coverage by securities analysts.
In addition, our ability to raise additional capital through equity financing, and attract and retain personnel by means of equity compensation, may be impaired. Furthermore, we may experience decreases in institutional and other investor demand, analyst coverage, market-making activity, and information available concerning trading prices and volume, and fewer broker-dealers may be willing to execute trades with respect to our common stock. The delisting may decrease the attractiveness of our common stock and cause the trading volume of our common stock to decline significantly, which could result in a significant decline in the market price of our common stock.
We are no longer eligible to register securities under the Securities Act of 1933 on the short-form registration statement on Form S-3 for either primary or secondary offerings. If we were to register any future securities under the Securities Act either for sale by us or for resale by investors who previously acquired securities from us in a private placement, we will be required to utilize the long-form registration statement on Form S-1. This form requires more information than Form S-3 and will take longer and be more costly to prepare and keep current than Form S-3. As a result, our cost of capital may increase.
We intend to seek to be relisted on a securities exchange at some point in the future. There can be no assurance whether we will satisfy the standards for listing on an exchange or that an exchange will approve our listing. Nor can there be any assurance, at this time, when a relisting would occur. Continuing to be quoted only on Pink Sheets could result in continued volatility in the trading price of our common stock and could cause its value to fluctuate.
We have a limited trading market, which could affect your ability to sell shares of our common stock and the price you may receive for our common stock. There is currently a limited trading market for our common stock on the Pink Sheets. The ability to trade our common stock on the Pink Sheets depends on the presence and investment decisions of willing buyers and sellers. Therefore, the market of investors who are willing to purchase our common stock is limited, the volume of our common stock traded on a daily basis is low, and the liquidity of our common stock is limited. Prices for securities traded solely on the Pink Sheets may be difficult to obtain. As such, our common stock has very limited liquidity and marketability. This very limited liquidity, marketability, the reduced public access to quotations for our common stock and lack of a regular trading market for our common stock may depress the market price of our common stock.
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

Our stock price may be subject to substantial volatility, and you may lose all or a substantial part of your investment. Our common stock traded on The Nasdaq Global Market through February 2, 2010. Starting on February 3, 2010, quotations for our common stock have appeared in the Pink Sheets. There is a limited public float, and trading volume historically has been limited and sporadic. From February 1, 2009 through February 8, 2010, the closing price of our common stock ranged between $0.21 and $2.24 per share on volume ranging from 200 to over 2.3 million shares per day. As a result, the market price for our common stock may not necessarily be a reliable indicator of our fair market value. The price at which our common stock will trade may be highly volatile and may fluctuate as a result of a number of factors, including, the number of shares available for sale in the market, quarterly variations in our operating results, additional issuance of shares of common stock, actual or anticipated announcements of new releases by us or competitors, the gain or loss of significant customers, changes in the estimates of our operating performance, and market conditions in our industry and the economy as a whole.
Any future sales of equity may significantly impact the market price of our common stock. Future sales of substantial amounts of our common stock, including shares that we may issue upon exercise of outstanding options, warrants and other convertible securities, including shares issuable upon conversion of outstanding shares of our Series C Preferred Stock, could adversely impact the market price of our common stock. Further, if we raise additional funds through the issuance of common stock or securities convertible into or exercisable for common stock, the percentage ownership of our stockholders will be reduced and the price of our common stock may fall.
Certain provisions in our charter documents and Delaware law could discourage takeover attempts and lead to management entrenchment. Our certificate of incorporation and bylaws contain provisions that could have the effect of delaying or preventing changes in control or changes in our management without the consent of our board of directors. These provisions include:
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

We depend on key and highly skilled personnel to operate our business, and if we are unable to retain our current personnel or hire additional personnel our ability to develop and successfully market our business could be harmed. Our success continues to depend to a significant extent on our ability to identify, attract, hire, train and retain qualified professional, creative, technical and managerial personnel. Moreover, we believe that our success greatly depends on the contributions of our executive management, including Chairman of the Board and Chief Executive Officer, Theodore S. Green, Vice Chairman, John W. Hyde, and Chief Operating Officer and Chief Financial Officer, John P. Avagliano. All of our employees, other than our executive and senior management, are at-will employees, which mean they may terminate their employment relationship with us at any time, and their knowledge of our business and industry would be extremely difficult to replace. The loss of any key employees or the inability to attract or retain qualified personnel could delay the acquisition of content and harm the market’s perception of us. Competition for the caliber of talent required to acquire and distribute content continues to increase. If we are unable to attract and retain the qualified personnel we need to succeed, our business, results of operations and financial condition will suffer.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Please see our Current Report on Form 8-K filed on December 22, 2009 and Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Events” for information on the sale of unregistered securities during the period covered by this Quarterly Report.
Please see Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Events” for information on limitations upon the payment of dividends imposed by our new series of preferred stock.
Item 3. Defaults Upon Senior Securities.
Please see our Current Reports on Form 8-K filed on December 15, 2009 for information on defaults with respect to indebtedness during the period covered by this Quarterly Report. As of the date of this Quarterly Report, the defaults have been cured and there are no arrearages other than $7.9 million in outstanding trade payables to Arvato. We expect to pay and settle these outstanding trade payables during the quarter ending March 31, 2010, upon receipt of a payoff letter from Arvato. See Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information.
Item 4. Submission of Matters to a Vote of Security Holders.
None.
Item 5. Other Information.
None.

Item 6. Exhibits.

3.1	*	Bylaws of Image Entertainment, Inc., as amended.

3.2
Certificate of Designations of Series B Cumulative Preferred Stock, par value $0.0001 per share, of Image Entertainment, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 000-11071) filed on January 14, 2010).

3.3
Certificate of Designation of Series C Junior Participating Preferred Stock of Image Entertainment, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 000-11071) filed on January 14, 2010).

4.1
Amendment Agreement, dated as of October 28, 2009, by and among Image Entertainment, Inc. and Portside Growth and Opportunity Fund (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 000-11071) filed on October 29, 2009).

4.2
Second Amendment Agreement, dated as of November 15, 2009, by and among Image Entertainment, Inc. and Portside Growth and Opportunity Fund (incorporated by reference to Exhibit 4.4 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-11071) filed on November 16, 2009).

4.3
Third Amendment Agreement, dated as of December 11, 2009, by and among Image Entertainment, Inc. and Portside Growth and Opportunity Fund (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 000-11071) filed on December 15, 2009).

4.4
Amendment No. 5 to Rights Agreement, dated as of December 21, 2009, between Image Entertainment, Inc. and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 000-11071) filed on December 22, 2009).

10.1
Fourth Amendment to Loan and Security Agreement, dated as of January 8, 2010, between Wachovia Capital Finance Corporation (Western), Image Entertainment, Inc., Egami Media, Inc. and Image Entertainment (UK), Inc. (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K (File No. 000-11071) filed on January 14, 2010).

10.2
Securities Purchase Agreement, dated December 21, 2009, by and between Image Entertainment, Inc., JH Partners, LLC, as the Investor Representative, and JH Investment Partners Evergreen Fund, L.P., JH Investment Partners III, L.P. and JH Investment Partners GP Fund III, LLC. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-11071) filed on December 22, 2009).

10.3
Amendment to Securities Purchase Agreement, dated December 24, 2009, by and between Image Entertainment, Inc. and JH Partners, LLC. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-11071) filed on December 31, 2009).

10.4
Amendment Number 2 to Securities Purchase Agreement, dated December 30, 2009, by and between Image Entertainment, Inc. and JH Partners, LLC. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 000-11071) filed on December 31, 2009).

10.5
Amendment Number 3 to Securities Purchase Agreement, dated January 20, 2010, by and between Image Entertainment, Inc. and JH Partners, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-11071) filed on January 20, 2010).

10.6
Payoff Letter between Image Entertainment, Inc. and Portside Growth and Opportunity Fund (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-11071) filed on January 13, 2010).

10.7
Registration Rights Agreement, dated as of January 8, 2010, by and among Image Entertainment, Inc., JH Partners, LLC, JH Partners Evergreen Fund, LP, JH Investment Partners III, LP and JH Investment Partners GP Fund III, LLC. (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 000-11071) filed on January 14, 2010).

10.8
Exchange Agreement, dated January 8, 2010, by and between Image Entertainment, Inc. and Portside Growth and Opportunity Fund (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K (File No. 000-11071) filed on January 14, 2010).

31.1	*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	*	Section 1350 Certification of Chief Executive Officer.

32.2	*	Section 1350 Certification of Chief Financial Officer.

*	Filed herewith.
Cautionary Statements Regarding the Securities Purchase Agreement
The Securities Purchase Agreement, as amended (the “SPA”), is being filed as an exhibit to this Quarterly Report on Form 10-Q to provide investors and security holders with information regarding its terms. It is not intended to provide any other factual or disclosure information about Image, the Investor Representative, the Investors or their respective subsidiaries and affiliates. The representations, warranties and covenants contained in the SPA were made only for purposes of that agreement and as of the specific dates set forth therein, except as noted therein, were solely for the benefit of the parties to the SPA, and may be subject to limitation agreed upon by the contracting parties, including being qualified by confidential disclosures, made for the purposes of allocating contractual risk between the parties to the SPA rather than establishing these matters as facts, which disclosures are not necessarily reflected in the SPA, and also may be subject to standards of materiality deemed relevant to the contracting parties but that differ from those matters that may be deemed material to investors. Investors are not third party beneficiaries under the SPA and should not rely on the representations, warranties and covenants or any descriptions thereof as characterizations of the actual state of facts or conditions of Image, the Investor Representative or the Investors or any of their respective subsidiaries or affiliates. In addition, the respective compliance dates for any such representations, warranties and covenants vary, and thus any individual term or condition may not be relevant at any particular time. Moreover, information concerning the subject matter of the representation and warranties may change after the date of the SPA, which subsequent information may or may not be fully reflected in Image’s public disclosure. Additional information about Image may be found in Image’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMAGE ENTERTAINMENT, INC.
Date: February 12, 2010	By:	/S/ THEODORE S. GREEN
Theodore S. Green
Chief Executive Officer and Chairman of the Board (Authorized Officer and Principal Executive Officer)

Date: February 12, 2010	By:	/S/ JOHN P. AVAGLIANO
John P. Avagliano
Chief Operating Officer and Chief Financial Officer (Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

3.1	*	Bylaws of Image Entertainment, Inc., as amended.

3.2
Certificate of Designations of Series B Cumulative Preferred Stock, par value $0.0001 per share, of Image Entertainment, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 000-11071) filed on January 14, 2010).

3.3
Certificate of Designation of Series C Junior Participating Preferred Stock of Image Entertainment, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 000-11071) filed on January 14, 2010).

4.1
Amendment Agreement, dated as of October 28, 2009, by and among Image Entertainment, Inc. and Portside Growth and Opportunity Fund (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 000-11071) filed on October 29, 2009).

4.2
Second Amendment Agreement, dated as of November 15, 2009, by and among Image Entertainment, Inc. and Portside Growth and Opportunity Fund (incorporated by reference to Exhibit 4.4 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-11071) filed on November 16, 2009).

4.3
Third Amendment Agreement, dated as of December 11, 2009, by and among Image Entertainment, Inc. and Portside Growth and Opportunity Fund (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 000-11071) filed on December 15, 2009).

4.4
Amendment No. 5 to Rights Agreement, dated as of December 21, 2009, between Image Entertainment, Inc. and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 000-11071) filed on December 22, 2009).

10.1
Fourth Amendment to Loan and Security Agreement, dated as of January 8, 2010, between Wachovia Capital Finance Corporation (Western), Image Entertainment, Inc., Egami Media, Inc. and Image Entertainment (UK), Inc. (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K (File No. 000-11071) filed on January 14, 2010).

10.2
Securities Purchase Agreement, dated December 21, 2009, by and between Image Entertainment, Inc., JH Partners, LLC, as the Investor Representative, and JH Investment Partners Evergreen Fund, L.P., JH Investment Partners III, L.P. and JH Investment Partners GP Fund III, LLC. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-11071) filed on December 22, 2009).

10.3
Amendment to Securities Purchase Agreement, dated December 24, 2009, by and between Image Entertainment, Inc. and JH Partners, LLC. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-11071) filed on December 31, 2009).

10.4
Amendment Number 2 to Securities Purchase Agreement, dated December 30, 2009, by and between Image Entertainment, Inc. and JH Partners, LLC. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 000-11071) filed on December 31, 2009).

10.5
Amendment Number 3 to Securities Purchase Agreement, dated January 20, 2010, by and between Image Entertainment, Inc. and JH Partners, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-11071) filed on January 20, 2010).

10.6
Payoff Letter between Image Entertainment, Inc. and Portside Growth and Opportunity Fund (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-11071) filed on January 13, 2010).

10.7
Registration Rights Agreement, dated as of January 8, 2010, by and among Image Entertainment, Inc., JH Partners, LLC, JH Partners Evergreen Fund, LP, JH Investment Partners III, LP and JH Investment Partners GP Fund III, LLC. (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 000-11071) filed on January 14, 2010).

10.8
Exchange Agreement, dated January 8, 2010, by and between Image Entertainment, Inc. and Portside Growth and Opportunity Fund (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K (File No. 000-11071) filed on January 14, 2010).

31.1	*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	*	Section 1350 Certification of Chief Executive Officer.

32.2	*	Section 1350 Certification of Chief Financial Officer.

*	Filed herewith.
Cautionary Statements Regarding the Securities Purchase Agreement
The Securities Purchase Agreement, as amended (the “SPA”), is being filed as an exhibit to this Quarterly Report on Form 10-Q to provide investors and security holders with information regarding its terms. It is not intended to provide any other factual or disclosure information about Image, the Investor Representative, the Investors or their respective subsidiaries and affiliates. The representations, warranties and covenants contained in the SPA were made only for purposes of that agreement and as of the specific dates set forth therein, except as noted therein, were solely for the benefit of the parties to the SPA, and may be subject to limitation agreed upon by the contracting parties, including being qualified by confidential disclosures, made for the purposes of allocating contractual risk between the parties to the SPA rather than establishing these matters as facts, which disclosures are not necessarily reflected in the SPA, and also may be subject to standards of materiality deemed relevant to the contracting parties but that differ from those matters that may be deemed material to investors. Investors are not third party beneficiaries under the SPA and should not rely on the representations, warranties and covenants or any descriptions thereof as characterizations of the actual state of facts or conditions of Image, the Investor Representative or the Investors or any of their respective subsidiaries or affiliates. In addition, the respective compliance dates for any such representations, warranties and covenants vary, and thus any individual term or condition may not be relevant at any particular time. Moreover, information concerning the subject matter of the representation and warranties may change after the date of the SPA, which subsequent information may or may not be fully reflected in Image’s public disclosure. Additional information about Image may be found in Image’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.