Form 10-K
period 2010-03-31
IMAGE ENTERTAINMENT INC
filed 2010-06-29
CIK 216324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the Fiscal Year Ended March 31, 2010

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐  NO ☒

The aggregate market value of the common stock held by non-affiliates of the registrant, based upon the closing price of $0.85 for shares of the registrant’s common stock on September 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter as reported by The NASDAQ Global Market®, was approximately $11,351,515.  In calculating such aggregate market value, shares of common stock owned of record or beneficially by officers, directors and persons known to the registrant to own more than five percent of the registrant’s voting securities (other than such persons of whom the registrant became aware only through the filing of a Schedule 13G filed with the Securities and Exchange Commission) were excluded because such persons may be deemed to be affiliates.

The number of shares outstanding of the registrant’s common stock as of June 15, 2010:  26,605,718

DOCUMENTS INCORPORATED BY REFERENCE

None.

IMAGE ENTERTAINMENT, INC.

Form 10-K Annual Report

For The Fiscal Year Ended March 31, 2010

PART I

ITEM 1.  BUSINESS

Overview

Image Entertainment, Inc. (or Image, the Company, we, us or our) was incorporated in Colorado as Key International Film Distributors, Inc. in April 1975.  In 1983, we changed our name to Image Entertainment, Inc.  We reincorporated in California in November 1989 and reincorporated again in Delaware in September 2005.  Our principal executive offices are located at 20525 Nordhoff Street, Suite 200, Chatsworth, California 91311.

We are a leading independent licensee and distributor of entertainment programming in North America.  We release our library of exclusive content on a variety of formats and platforms, including DVD, Blu-ray Disc® (or Blu-ray), digital (video-on-demand (or VOD), electronic sell-through and streaming), broadcast television, cable or satellite (including VOD and pay-per-view), theatrical and non-theatrical (airplanes, libraries, hotels and cruise ships) exploitation.

Our focus is on a diverse array of general and specialty content, including:

•	Feature films	•	Theatrical catalogue films
•	Comedy	•	Independent films
•	Music concerts	•	Foreign films
•	Urban	•	Youth culture/lifestyle
•	Theatre	•	Television
•	Documentaries	•	Gospel

We also acquire exclusive rights to audio content for distribution via digital platforms and on CD spread across a variety of genres and configurations.  We strive to grow a stream of revenue by maintaining and building a library of titles that can be exploited in a variety of formats and distribution channels.  Our active library currently contains:

•	Approximately 3,000 exclusive DVD titles
•	Approximately 340 CD titles
•	Digital rights to
• Over 2,100 video programs
• Approximately 400 audio titles containing more than 5,600 individual tracks

Each month, we release an average of 15-20 exclusive DVD titles, most of which also include digital, broadcast, and VOD rights.

Strategy

In January 2010 we adjusted our strategy following the changes in our management and Board of Directors, that resulted from the transaction with JH Partners (described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Events”).  We believe our current strategy, which in some respects departs from our prior strategy, will allow us to be more flexible and act upon opportunities at a more rapid pace.

Our strategy for fiscal year 2011 is composed of the following:

•                  Pursuing Exclusive Content Acquisition — continue actively pursuing complementary content and catalogue opportunities by focusing on (i) cast-driven products resulting in fewer new titles but potentially higher recognition, (ii) obtaining well-known talent-driven music and comedy selections, (iii) balancing profit margin opportunities with potential risks, (iv) pursuing film, television and speciality libraries of all sizes, and (v) acquiring the greatest variety of distribution rights, DVD, Blu-ray, broadcast, VOD and digital, both domestically and internationally.

•                  Pursuing Strategic Opportunities —acquiring accretive businesses and entering into joint ventures and other creative partnering arrangements.  Our management team’s significant network of relationships and depth of expertise provide unique opportunities for us to grow in areas we know best.

•                  Reducing Expenses; Outsourcing —leveraging our significant cost savings achieved over the past year by right-sizing headcount relative to our operational needs; pursuing outsourcing opportunities in the manufacturing and distribution areas; and evaluating all areas of expense for reduction opportunities.

•                  Expanding Distribution Opportunities into New Segments and Mediums — taking advantage of non-tangible means of distribution that have opened significant new opportunities, many of which have not yet realized their full potential.

•                  Reassuring Existing and Potential Content Suppliers — reassuring our existing and potential content suppliers that we are adequately capitalized and that we have the depth, breadth and expertise to monetize their licensed content assets.

The foregoing will allow us to focus on our core competency of acquiring exclusive licensed content and distributing such content.

Partial List of Titles Released in Fiscal 2010

Features/Other:

Management (starring Jennifer Aniston, Steve Zahn, Woody Harrelson)

The Other Man (starring Antonio Banderas, Liam Neeson, Laura Linney)

Powder Blue (starring Jessica Biel, Ray Liotta, Eddie Redmayne, Forest Whitaker, Kris Kristofferson, Lisa Kudrow, Patrick Swayze)

American Violet (starring Nicole Beharie, Alfre Woodard, Will Patton)

The Edge of Love (starring Keira Knightley, Sienna Miller, Matthew Rhys)

Incendiary (starring Michelle Williams, Ewan McGregor)

The Ramen Girl (starring Brittany Murphy)

The Last Word (starring Winona Ryder, Wes Bentley, Ray Romano)

Housebroken (starring Danny Devito, Katey Sagal)

Phoebe in Wonderland (starring Felicity Huffman, Elle Fanning, Bill Pullman)

Across the Hall (starring Brittany Murphy)

The Vicious Kind

Knut & Friends

Nine Dead

Lost in Austen

Franklyn

Body Armour

Dare

Forest of Death

Hearts of War

The Boxer

Unknown Woman

Everest

The Echo

Narrows

Bridge to Nowhere

Alien Trespass

Adam Resurrected

Seamstress

The Crew

Billy Jack Collection

Criterion Branded:

AK 100: 25 Films by Akira Kurosawa

Wings of Desire

Roman Polanski’s Repulsion

Gomorrah

Science is Fiction: 23 Films by Jean Painleve

The Hit

Empire of Passion

In the Realm of the Senses

Eclipse Series 16: Alexander Korda’s Private Lives

Wise Blood

Friends of Eddie Coyle

Paris, Texas

Days of Heaven

The Last Days of Disco

Monsoon Wedding

Pigs, Pimps and Prostitutes: 3 Films by Shohei Imamura

Comedy:

Terry Fator: Live from Las Vegas

Artie Lange: Jack and Coke

Greg Behrendt: Is That Guy from That Thing

Charlie Murphy: I Will Not Apologize

Adam Ferrara: Funny As Hell

Ralphie May: Austin-tatious

Michael Loftus: You’ve Changed

Margaret Cho: Beautiful

Urban:

I Do…I Did

Truth Hall

The Greatest Song

Stick Up Kids

Che (2008)

There’s a Stranger in my House

Kiss and Tail: Hollywood Jump Off

2 Turntables and a Microphone: The Life and Death of Jam Master Jay

Applause for Miss E

Mothers Prayer

TV:

One Way Out

Man vs. Wild: Season 3

Man vs. Wild: Stranded Around the World

Shark Week: The Great Bites Collection

Dirty Jobs: Something Fishy

Golden Age of Television

Time Warp: Season 1

Survivorman: Season 3

Extreme Engineering: Collection 2

Mythbusters: Collection 4

The Future: A 360 Degree View

Iditarod: The Toughest Race on Earth

Deadliest Catch: Seasons 4 & 5

Wreckreation Nation: Season 1

Ghost Hunters: Season 5, Part 1

Music-Related:

Engelbert Humperdinck: Greatest Performances: 1966-1977

Taylor Hicks: Whomp at the Warfield

Yes: Keys to Ascension

Starting Line: Somebodys Going to Miss Us

Bad Company: Hard Rock Live

Partial List of Projected Titles for Release in Fiscal 2011

Features/Other:

$5 A Day (starring Christopher Walken, Sharon Stone, Amanda Peet)

Storm Seekers (starring Daryl Hannah)

Don McKay (starring Thomas Haden Church, Elisabeth Shue)

Disgrace (starring John Malkovich)

Middle of Nowhere (starring Susan Sarandon, Anton Yelchin, Eva Amurri)

44 Inch Chest (starring Ray Winstone, Ian McShane, John Hurt)

Crimes of Fashion (starring Megan Fox, Kaley Cuoco)

Accidents Happen (starring Geena Davis)

Fallen (starring Paul Wesley, Tom Skerritt, Bryan Cranston)

Tornado Valley (starring Meredith Monroe)

Skellig: The Owl Man (starring Tim Roth)

Multiple Sarcasms (starring Timothy Hutton, Mira Sorvino, Dana Delaney, Mario Van Peebles, Stockard Channing)

That Evening Sun (starring Hal Holbrook)

The Lightkeepers (starring Richard Dreyfuss, Bruce Dern, Blythe Danner)

Chain Letter

Daisy Chain

Owl & The Sparrow

Bare Knuckles

Eyeborgs

Bangkok Adrenaline

Urban:

Blood Done Sign My Name (starring Rick Schroder, Nate Parker)

Fade to Black (starring Christopher Walken, Danny Huston, Paz Vega)

Perfect Combination

Just Another Day

Don’t Let Me Drown

Kings of the Underground: The Dramatic Journey of UGK

David E. Talbert’s Love in the Nick of Tyme

David E. Talbert’s Mr. Right Now

Rain

Comedy:

Danny Bhoy: Subject To Change

Bobby Slayton: Born To Be Bobby

Steve Byrne: Byrne Identity

Loni Love: America’s Sister

Janeane Graofalo

Kathleen Madigan

Donnell Rawlings

Bill Burr: Let It Go

TV:

The New Adventures of Black Beauty Season 2

Ghost Hunters: Season 5 Part 2

Ghost Hunters: Military Investigations

Ghost Hunters International: Season 1 Part 2

Thriller: The Complete Series

Twilight Zone: Seasons 1 & 2 (Blu-ray version)

Twilight Zone: Fan Favorites (special edition tin)

Criterion Branded:

Summer Hours

Vivre Sa Vie

Ride with the Devil

The Fugitive Kind

Walkabout

By Brakhage: An Anthology Volumes 1 & 2

Mystery Train

Close-Up

Red Desert

Stagecoach

Night Train to Munich

The Leopard

Everlasting Moments

House

The Thin Red Line

Special Interest:

UFC Presents WEC: Aldo vs. Faber

UFC Presents: The Best of WEC

National Parks: Yosemite National Park

Visions of Nature: Timescapes

Hawaii: An Island Symphony

Robin Hood (animated)

Animation Express

Legends of the Canyon: Classic Artists

Business Segments

We have three business segments:

•                  Domestic (U.S. and Canada)

•                  Digital

•                  International

Our domestic segment primarily consists of the acquisition, content enhancement and distribution of exclusive DVD/Blu-ray content in North America, and the exploitation of our North American broadcast, including cable and satellite, rights. Our digital segment consists of revenues generated by the digital distribution of our exclusive content via video-on-demand, streaming video and downloading.  Our international segment includes the international video sublicensing of all formats and exploitation of all broadcast rights outside of North America.

Since fiscal 2008, we began including the financial results of revenues generated by exploitation of our North American broadcast and non-theatrical rights as a component of the domestic segment, exploitation outside of North America as a component of our international segment, and we have reflected our digital financial results as a separate segment.

Domestic (U.S. and Canada)

Most of the product we release is in the standard DVD format.  We are a leading independent supplier of DVD content in the music, comedy, special interest, episodic television and urban genres.  The following table reflects the aggregate number of titles we have in active release by content type, compared with the aggregate number of DVD software titles released by the industry, through the week ended June 11, 2010, excluding discontinued titles, using data compiled monthly in the DVD & Blu-ray Release Report.

Type of DVD Content	Total Number of DVD Titles	Number of Image Titles	Percentage of Total Number of Titles Released by Image
Music	13,509	626	4.6%
Special Interest	30,868	640	2.1%
Theatrical Catalog (pre-1997)	14,051	502	3.6%
Direct to DVD	11,730	523	4.5%
Foreign Language (including distributed lines)	10,699	333	3.1%
Television Programming	6,852	266	3.9%
All Other	25,828	110	0.4%
Total Releases — Cumulative through June 11, 2010	113,537	3,000	2.6%

Source:  DVD & Blu-ray Release Report Revised June 10, 2010.

We believe that the DVD format continues to be the preferred medium of home entertainment for consumers, however Blu-ray continues to gain industry acceptance.  As consumers continue to purchase high-definition televisions and become exposed to high-definition content through satellite and cable, they will expect the same level of quality from their video movie rentals and purchases.  Additionally, high-definition video-on-demand continues to gain traction with consumers and we provide high-definition source materials for this format as well.  Titles scheduled in fiscal 2011 for release in the Blu-ray format include: Don McKay, starring Thomas Haden Church and Elisabeth Shue, Criterion’s Stagecoach, directed by John Ford, and the complete Twilight Zone television series.

Many of our DVD/Blu-ray titles include special features, enhancements and ancillary materials, such as multiple audio tracks, behind-the-scenes footage, director commentaries, interviews and discographies, some of which we create through our managed value-added services.

Exclusive Acquisition.  We generally acquire exclusive distribution rights to our content across multiple entertainment formats.  We acquire our exclusive titles from a wide range of content holders and those who represent content holders, including:

•                  independent content suppliers;

•                  producers;

•                  music artists and record labels;

•                  artist management and talent agencies; and

•                  foreign sales companies.

We market and exploit our exclusive content according to exclusive royalty or distribution fee agreements.  Our agreements provide for a specified distribution term typically ranging from five to 25 years.

New Library Acquisition Strategy.  Since January 2010, we have broadened our content acquisition focus to include complete libraries from both studios and independents, such as the Handmade Films library (announced in March 2010), or strategically aligned companies.

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

Theatrical Distribution.  In some cases, a limited theatrical release (playing on between two to 200 screens, in two to 20 markets), which includes an outlay of prints and advertising costs, may be required of us by the licensor as part of the acquisition deal.

Managed Value-Added and Distribution Services.  We manage a full range of value-added services for our licensed content and for many of our exclusively distributed titles, including:

•                  packaging design;

•                  DVD/Blu-ray authoring and compression;

•                  menu design;

•                  video master quality control;

•                  manufacturing;

•                  marketing;

•                  sales;

•                  music clearance;

•                  warehousing;

•                  distribution; and

•                  for some titles, the addition of enhancements such as:

•                  multiple audio tracks;

•                  commentaries;

•                  foreign language tracks;

•                  behind-the-scenes footage;

•                  interviews; and

•                  discographies.

In February 2010, as part of our revised strategy, we began outsourcing the post-production and creative services necessary to prepare a DVD master and packaging/advertising materials for manufacturing and marketing of our products.  We previously performed the majority of these functions in-house.  These services now are performed by in-house personnel responsible for the management of third-party vendors.  Our warehousing and distribution services are currently provided from a facility located in Pleasant Prairie, Wisconsin, which is owned and operated by our DVD manufacturer, Arvato Digital Services (or Arvato).

Criterion Distribution Agreement.  We have a long-term exclusive home video distribution agreement with The Criterion Collection to distribute its special edition DVDs through July 2013.  The Criterion Collection, including its related labels Eclipse and Janus Films, currently contains approximately 470 active DVD titles. The Criterion Collection and its related labels release approximately 50 titles annually.

Marketing.  Our in-house marketing department directs marketing efforts toward consumers as well as DVD, CD and digital retailers.  Our marketing efforts involve:

•                  point-of-sale advertising;

•                  print advertising in trade and consumer publications;

•                  television and radio advertising campaigns;

•                  Internet advertising, including viral and social network marketing campaigns;

•                  minimal direct response campaigns;

•                  dealer incentive programs;

•                  trade show exhibits; and

•                  bulletins featuring new releases and catalogue promotions.

Customers.  We sell our products to traditional retailers, specialty retailers, rental customers, Internet retailers, wholesale distributors and alternative distribution, which includes direct-to-consumer print catalogs, direct response campaigns, subscription service/club sales, home shopping television channels, other non-traditional sales channels, kiosks and sub-distributors.

Examples of our key sell-through customers are Amazon.com, Inc., Best Buy Co., Inc. and Wal-Mart.  Examples of our key distribution customers are Alliance Entertainment LLC (or AEC), E1 Entertainment, VPD and Ingram Entertainment, Inc.  Examples of our key rental customers are Blockbuster Inc., Netflix, Inc. and the rental kiosk business of Redbox.

We allow retail customers to return a portion of unsold inventory on a quarterly basis.  We reserve for estimated returns at the time the sale is recognized, based in part upon our historical returns experience and knowledge of specific product movement within distribution channels.  Our inventory returns, as a percentage of our gross distribution revenues, were 24.0% in fiscal 2010 and 20.9% in fiscal 2009.  Returns of defective product have been minimal and are generally covered by manufacturers’ warranties.

Special Markets. Our special markets division (or Special Markets) is designed to take advantage of our large and diverse catalog and specifically targets niche sales opportunities.  Special Markets encompasses all sales channels outside the traditional marketplace. Within Special Markets, examples of our key customers are Olive Films, Midwest Tapes and Waxworks.

Digital

We engage in the exclusive wholesale distribution of the digital rights to our library of audio and video content.  The demand for the types of programming found in our library continues to increase as new retailers enter this primarily online marketplace.  We seek to differentiate ourselves competitively by being a one-stop source for these retailers for the large and diverse collection of entertainment represented by our digital library.

We enter into non-exclusive distribution arrangements with retail and consumer-direct entities whose business models include the digital delivery of content.

We aggressively continue to add numerous video and audio titles to our growing library of exclusive digital rights each month.  We strive to grow a stream of revenues by maintaining and building a library of titles that can be exploited in a variety of formats and distribution channels.  Our current digital video library contains over 2,100 individual video programs.  Our interaction with digital retail outlets is much more dynamic due to the overall size of our library available to each retailer.

We are actively participating in many digital business models, including sell-through, rental, subscription and advertising-supported streaming.  As consumers adopt these (or future) models, we believe we are well-positioned to grow along with our retail partners.  The near-term challenges faced by all digital distributors are to develop ways to increase consumer awareness and integrate this awareness into their buying and consumption habits.  Additionally, we support several technology companies and original equipment manufacturer device manufacturers with programming in an effort to generate consumer interest in digital distribution and increase awareness and demand for our titles.  Examples of our digital retail accounts are iTunes (audio and video, ringtones), Amazon.com (audio and video) Microsoft Zune (audio and video), Hulu (video) and Sony Playstation (video).

International

We also hold international distribution rights to more than 450 of our titles currently exploited on DVD and approximately 90 of our CD titles to countries outside of North America.  Outside North America, we sublicense distribution in the areas of home entertainment, television and digital, primarily music and urban-related DVDs, through distribution partners such as Universal Music Group International, Digital Site and Warner Music Australia, who pay us a royalty for their distribution of our products.

Broadcast (Domestic and International Business Segments)

Revenues generated from North American broadcasts are included in our domestic segment.  Revenues generated from outside North America are included in our international segment.

We have a television division responsible for all forms of television distribution, including the worldwide sales of our content across broadcast television, pay-per-view (or PPV), VOD and non-theatrical platforms.

Worldwide Television.  Buyers of our standard and high-definition content are typically cable, PPV or satellite broadcasters, and sometimes terrestrial (free) television broadcasters.  Examples of our key broadcast sublicensees are BET and BET International, PBS and Showtime.

Worldwide PPV and VOD.   With respect to PPV, VOD and EST, we are proceeding under a two-pronged approach.  We continue to expand our direct relationships as opposed to working through intermediaries.  In North America, we have direct relationships with InDemand, Avail-TVN and Echostar (Dish Net) along with several specialty labels such as Sky Angel and Eurocinema.  Revenue is typically derived on a revenue-sharing basis.

The second prong is a North American sales agency agreement with Warner Digital Distribution, a division of Time-Warner, Inc. (or Warner).  Warner, on our behalf, sublicenses many of our premier, high-end programs to cable, satellite and hotel/motel operators who are in the VOD and EST businesses.  Revenue is typically derived on a revenue-sharing basis.

Internationally, we work with North American-based outlets that already have international operations in addition to opening discussions with a variety of internationally based entities.

Worldwide Hotel/Motel For Performance Properties.  We continue to pursue direct relationships with those entities that are in the business of providing entertainment to the hotel/motel market.

In North America, we work with Warner and Avail-TVN and have direct relationships with several entities providing entertainment to the hotel/ motel arena.  For exploitation of our music and stand-up comedy programs for hotels and motels, we have a non-exclusive output agreement with Instant Media Network (or IMN).  IMN is partially owned by Lodgenet/On Command — the largest distributor of entertainment product to the hotel/motel industry in North America.  In addition, a non-exclusive output agreement has recently been entered into with VODI for all types and genres of programming.

Like with PPV and VOD, internationally we work with North American-based outlets that have existing international operations as well as internationally based outlets.

Competition

We face competition from other independent distribution companies, major motion picture studios and music labels in securing exclusive content distribution rights.  Our DVD and Blu-ray products compete for a finite amount of retail and rental shelf space.  Consumers can choose from a large supply of competing entertainment content from other suppliers.  Digital downloading, streaming, and other broadcast formats, while in their infancy, are also increasing competition for the delivery of content.  We also face competition for consumers’ time and money from alternate forms of entertainment and leisure activities.  The success of any of our products depends upon consumer acceptance of that product in relation to current events as well as the other products released into the marketplace at or around the same time.

Our ability to continue to successfully compete is largely dependent upon our ability to anticipate and respond to various competitive and other factors affecting the industry, including new or changing product formats, changes in consumer preferences, regional and local economic conditions, discount pricing strategies and competitors’ promotional activities.

Industry Trends

According to The Digital Entertainment Group (or DEG), Blu-ray continued to grow during calendar 2009 and proved popular among consumers spending on software sales and rental transactions, reaching $1 billion. According to the DEG, 50% more Blu-ray discs shipped to retail in calendar 2009 versus calendar 2008, and combined DVD and Blu-ray sales remained resilient, with consumer rental and sell-through spending on all formats of approximately $20 billion for the year.

While U.S. sales of DVD and Blu-ray were down by 13% at $11.4 billion in calendar 2009, rental spending increased 4.2% to $6.5 billion. The growth in Blu-ray helped offset the maturing DVD market, bringing the overall category to a single-digit drop of 4.8% in total consumer spending in calendar 2009 versus 2008.  In the first calendar quarter of 2010, Blu-ray hardware sales grew 125% from the first calendar quarter of 2009. The DEG also reported that consumer purchases of packaged media units, including DVD and Blu-ray, exceeded $2.5 billion for the first calendar quarter 2010, an 11% decline compared to the same period last year primarily due to a national retailer undergoing a chain-wide liquidation, which included releasing unexpected quantities of packaged media units into the market.  However, first calendar quarter 2010 sales of Blu-ray were up 74% and digital distribution, which includes electronic sell-through (EST) and video-on-demand (VOD), was up 27% to $617 million for the period.

From the launch of the DVD format in spring 1997 through calendar 2009, the DEG reports approximately 277 million DVD players, including set-top and portable DVD players, Home-Theater-in-a-Box systems, TV/DVD and DVD/VCR combination players, have sold to consumers, bringing the number of DVD households to approximately 92 million (adjusting for households with more than one player). The DEG estimates that 67 % of DVD owners have more than one player.

The DEG reports sales of Blu-ray playback devices, including set-top boxes and game consoles, sold 17.3 million units since launch in 2006.  There were 4.5 million devices sold in the fourth quarter of 2009 alone, bringing total units sold to eight million in calendar 2009.

The DEG estimates that more than 71 million high-definition television (or HDTV) sets have been sold to consumers, bringing the number of HDTV households to nearly 48 million. The DEG further estimates that 33% of these households have more than one set.  An HDTV set provides the optimal medium for playback of Blu-ray.

Trademarks

We have U.S. federal registrations for the following trademarks: Image, Image Entertainment, the Image Entertainment logo (two trademarks), Image Music Group, the Egami Media logo, Image Entertainment Japan, Home Vision HVE Entertainment, and One Village Entertainment.

In general, trademarks remain valid and enforceable as long as the marks are used in connection with the related products and services and the required registration renewals are filed.  We believe our trademarks have value in the marketing of our products.  It is our policy to protect and defend our trademark rights.

Employees

As of June 15, 2010, we had 74 employees, all of whom are full-time.

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

ITEM 1A.                                            RISK FACTORS

Forward-Looking Statements

This Annual Report on Form 10-K for the fiscal year ended March 31, 2010 (or Annual Report) includes forward-looking statements that involve risks and uncertainties within the meaning of the Private Securities Litigation Reform Act of 1995.  Other than statements of historical fact, all statements made in this Annual Report are forward-looking, including, but not limited to, statements regarding industry prospects, future results of operations or financial position, and statements of our intent, belief and current expectations about our strategic direction, prospective and future results and condition.  In some cases, forward-looking statements may be identified by words such as “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” “future,” “intend,” “project” or similar words.  Forward-looking statements involve risks and uncertainties that are inherently difficult to predict, which could cause actual outcomes and results to differ materially from our expectations, forecasts and assumptions.  Unless otherwise required by law, we undertake no obligation to release publicly any updates or revisions to any such forward-looking statements that may reflect events or circumstances occurring after the date of this Annual Report.

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

Risks Relating to Our Business

The report of our independent registered public accounting firm contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.  Because of our limited capital resources, coupled with a history of losses, negative working capital, maturing loan agreement on October 25, 2010 and negative cash flows, our independent registered public accounting firm has included an explanatory paragraph in its report on our consolidated financial statements found elsewhere in this Annual Report that expresses substantial doubt regarding our ability to continue as a going concern (or Going Concern Opinion). The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business.

In future years, the receipt of a Going Concern Opinion from our independent registered public accounting firm would result in a default under our loan agreement, as amended, with Wachovia Capital Finance Corporation (Western), a Wells Fargo Company (or Wachovia), upon delivery of the opinion to Wachovia for any fiscal year other than fiscal 2010.  Wachovia provided us with a waiver that the Going Concern Opinion for the fiscal year ended March 31, 2010 will not, in and of itself, result in an event of default under the loan agreement.  However, any future defaults under our loan agreement, if not waived or cured, would automatically trigger a cross-default under our other debt agreements, thereby adversely impacting our ability to continue as a going concern.  Substantial doubt about our ability to continue as a going concern could also adversely affect our relationships with suppliers or customers, which could further exacerbate our current liquidity issues and impact our ability to continue as a going concern, and negatively impact the trading price of our common stock.

While our use of cash declined in fiscal 2010, our sales were insufficient to improve our liquidity.  There is a significant risk that we may not be able to generate or raise enough additional funds to remain operational for an indefinite period of time.

Our liquidity substantially depends on our ability to borrow against our revolving line of credit.  Our cash collections are deposited into a lockbox with Wachovia, the lender under our revolving line of credit.  The deposited cash receipts are automatically swept to reduce our outstanding loan balance.  Currently, all of our operating working capital needs are financed through borrowings under our line of credit.  If Wachovia does not provide funding under our line of credit due to (i) the occurrence of an event of default, as defined in the loan agreement, (ii) non-compliance with our covenants, or (iii) our borrowing to the fullest extent of the line, our liquidity, business, results of operations and financial condition would be materially adversely affected and we may not be able to continue as a going concern.  Additionally, delays or any failure to collect our trade accounts receivable, upon which our borrowing availability is entirely based, would have a negative impact on our borrowing availability and liquidity.  If we are unable to obtain funding under our line of credit, we will have to seek additional sources of financing, which may not be available on acceptable terms or at all.

Failure to replace our revolving line of credit would negatively impact our business, results of operations and liquidity. Our revolving line of credit with Wachovia currently expires on October 25, 2010.  While we are reviewing revolving credit line options, including negotiating a new agreement with Wachovia, we may not be able to replace the line of credit, and any new revolving credit line may be on less favorable terms and conditions compared to our current credit facility.  Failure to obtain a replacement revolving line of credit would negatively impact our business, results of operations and liquidity because our revolving line of credit has been one of our primary sources of liquidity. If we are unable to replace our expiring revolving line of credit, we will need to seek additional debt or equity financing on terms that may be less favorable to us than the current line of credit and which may result in increased fiscal interest payment obligations, restrictive covenants, dilution to our stockholders and the granting of superior rights to the investors.

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

•                  make capital expenditures;

•                  enter into merger or acquisition transactions; and

•                  sell assets.

These covenants may prevent us from raising additional debt financing, competing effectively or taking advantage of new business opportunities.

Under our credit facility, we are also required to maintain a minimum amount of borrowing availability.  At March 31 2010, we had availability in excess of the minimum amount of borrowing availability.  As of June 1, 2010, our borrowing ability was $2.0 million ($3.5 million based upon eligible accounts receivable less the current $1.5 million minimum requirement).

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

We have a history of (and may continue to incur) losses, limited working capital and limited access to financing.  We will need additional funding to continue acquiring desirable programming and to continue as a going concern.  We sustained operating and net losses in fiscal 2010 and 2009. We had an accumulated deficit of $54.1 million and a working capital deficit of $6.2 million at March 31, 2010.  Our cash requirements continue to exceed the level of cash generated by operations.  We are past due on our trade accounts payable and royalty and distribution fee obligations.  Accordingly, we have limited working capital.  We must raise additional funds to acquire the rights to content or to create content we find desirable, particularly with respect to our competition for home entertainment rights to feature films, and to continue as a going concern.  Therefore, maximizing available working capital is critical to our business operations.

Because of our history of losses and negative cash flows, our ability to obtain adequate financing on satisfactory terms may be limited.  Our ability to raise financing through sales of equity securities depends on general market conditions and the demand for our common stock.  We may be unable to raise adequate capital through the sale of equity securities, and if our stock has a low market price at the time of any sale, our existing stockholders could experience substantial dilution.  If adequate financing is not available or unavailable on acceptable terms, we may find we are unable to fund expansion, continue offering products and services, take advantage of acquisition opportunities, develop or enhance services or products, or respond to competitive pressures in the industry, which may further jeopardize our ability to continue operations as a going concern.

We generate significant amounts of net revenue for programming from one content supplier, the loss of which would adversely impact our business.  We depend on the exclusive distribution of programming from The Criterion Collection, which contributed approximately 29% and 24% of our net revenues from programming in fiscal 2010 and fiscal 2009, respectively.  Should liquidity issues cause us to default on our payment obligations under our exclusive distribution agreement, Criterion may terminate our distribution rights, which would adversely impact our business, results of operations and financial condition.

The current economic slowdown may continue to adversely impact our business, results of operations and financial condition.  The current global economic downturn has had a significant negative impact on our revenues and may continue to do so. As consumers have reduced spending and scaled back purchases of our programming, our retail customers have reacted with increased product returns and reduced future purchases of our programming, which has adversely impacted our revenues and results of operations during this fiscal year.  Weak consumer demand for our product may continue in the future and may adversely impact our business, results of operations, financial condition and ability to continue as a going concern.

A further tightening of the credit markets may have an adverse effect on our ability to obtain financing.  The recent recession and instability in the global economy has resulted in tightening of the credit markets, more stringent lending standards and terms and higher volatility in interest rates.  Persistence of these conditions could have a material adverse effect on our access to financing and the terms and cost of that financing. As a result, we may not be able to secure additional financing in a timely manner, or at all, to meet our future capital needs, which may have an adverse effect on our business, operating results, financial condition and ability to continue as a going concern.

Failure to secure DVD distribution rights may adversely impact our business, results of operations and financial condition.  Given our current liquidity issues, we may be unable to continue to secure DVD and other distribution rights on terms acceptable to us, which may adversely impact our business, results of operations and financial condition.  Acquiring distribution rights to desirable high-profile content requires significant advance payment, which we may not be able to make.  For more information regarding our continuing ability to obtain DVD distribution rights, see “Business — Competition” above.  Major motion picture studios have normally not granted, nor are they expected to grant, exclusive DVD licenses to us for new releases and popular catalogue titles.  Instead, the major motion picture studios will most likely continue to sell DVD titles directly to retailers.  As our liquidity condition allows, we expect to continue to license exclusive DVD and other home entertainment format content, but we may not remain competitive against licensing entities with greater financial resources, and independent program suppliers may distribute their programming themselves rather than through us.  In addition, our success will continue to depend upon our ability to identify and secure rights to exclusive content that appeals to consumers.

We have a high concentration of sales to relatively few customers, the loss of which may adversely impact our liquidity, business, results of operations and financial condition.  In fiscal 2010, Amazon.com, Inc. and AEC accounted for approximately 17% and 14% of our net revenues, respectively.  In fiscal 2009, Amazon.com, Inc. accounted for approximately 14% of our net revenues.  Additionally, our top five customers accounted for over 53% of our fiscal 2010 net revenues.

We may be unable to maintain favorable relationships with our retailers and distributors.  Further, our retailers and distributors may be adversely affected by economic conditions.  For example, the parent of AEC underwent a bankruptcy reorganization in 2009.  If we lose any of our top customers or if any of these customers reduces or cancels a significant order, it could have an adverse effect on our liquidity, business, results of operations and financial condition.

Our high concentration of sales to relatively few customers may result in significant uncollectible accounts receivable exposure, which may adversely impact our liquidity, business, results of operations and financial condition.  At March 31, 2010, Amazon.com, Inc. and AEC accounted for 18% and 13%, respectively, of our gross accounts receivable.  At March 31, 2009, Anderson Merchandisers, AEC and Amazon.com, Inc. accounted for approximately 12%, 11%, and 10%, respectively, of our gross accounts receivable.

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

We have a high concentration of sales from relatively few titles, which may impact future net revenues if we do not acquire additional titles.  Our top five fiscal 2010 new release exclusive titles on DVD accounted for approximately 14% of our fiscal 2010 net revenues.  Our top ten fiscal 2010 new release exclusive titles on DVD accounted for approximately 18% of our fiscal 2010 net revenues.  Sales for these catalogue titles have decreased over time and will probably continue to do so until our rights expire.  If we are unable to acquire titles of equal or greater strength and popularity to replace the revenue provided by our existing titles, our future net revenues will be negatively impacted.

Our acquisition of cast-driven finished feature film content may not be successful, which could adversely impact our business, results of operations and financial condition.  We are primarily known as an aggregator of exclusive distribution rights for eclectic, non-feature film entertainment programming.  In our effort to focus on cast-driven finished feature films, we face competition from other distribution entities that are well known for acquiring and distributing this genre of programming.  We face competition from better-capitalized entities, including the major motion picture and independent studios, and may be unable to offer the same upfront money required to secure the rights for certain available programming.  While we have key members of management and staff with feature film acquisition, sales and marketing talent and experience, we may not be ultimately successful in acquiring or selling feature film content competitively or to the extent of our current plans.  With the maturation of the DVD market, our inability to successfully acquire or sell feature film content could adversely impact our business, results of operations and financial condition.

We are subject to risks associated with our strategy of pursuing acquisitions, joint ventures and partnering arrangements.  A key element of our current business strategy is acquiring accretive businesses and entering into joint ventures and other creative partnering arrangements, which pose unique risks.  For example, regardless of whether we complete any such transaction, its negotiation, as well as the integration of any acquired business, could require us to incur significant costs and cause diversion of management’s time and resources.  We may not realize the anticipated benefit from any of the transactions we pursue.  Further, any such transaction could also potentially result in the future impairment of goodwill and other intangibles, development write-offs and other related expenses. Any of the foregoing could have a material adverse effect on our business, results of operations and financial condition.

Our inability to gauge and predict the commercial success of our programming could adversely impact our business, results of operations and financial condition.  Operating in the entertainment industry involves a substantial degree of risk.  Each music performance, feature film or other programming title is an individual artistic work, and unpredictable audience reactions primarily determine commercial success.  The commercial success of a title also depends upon the quality and acceptance of other competing programs or titles released into the marketplace, critical reviews, the availability of alternative forms of entertainment and leisure activities, general economic conditions and other tangible and intangible factors, all of which are subject to change and cannot be predicted with certainty.  Timing is also sometimes relevant to a program’s success, especially when the program concerns a recent event or historically relevant material (e.g., an anniversary of a historical event which focuses media attention on the event and accordingly spurs interest in related content).  Our success will depend in part on the popularity of our content which, in turn, depends on our ability to gauge and predict expected popularity.  Even if a film achieves success during its theatrical release, the popularity of a particular program and its ratings may diminish over time.  Our inability to gauge and predict the commercial success of our programming could adversely impact our business, results of operations and financial condition.

Our current DVD and CD genre revenue concentrations may become unpopular with our retail customers and end-consumers, which may adversely impact our business.  During fiscal 2010 and 2009, our DVD sales were heavily weighted toward comedy, music and television-related DVD programming and feature film programming.  We may not be able to successfully continue producing or acquiring content in the same genres, or achieve the same strength within these genres.  If we are unable to compete successfully in the home entertainment market for higher-profile DVD and CD content, our business may be adversely impacted.

Inventory obsolescence may adversely impact our business, results of operations and financial condition.  We maintain a substantial investment in DVD and CD inventory.  If we overestimate the demand for a particular title, we may warehouse significant quantities of that title.  Retained inventory occupies valuable storage space and may become obsolete as our distribution term for the title expires.  Although we may sell the inventory at a deeply discounted price toward the end of the distribution term to recoup our manufacturing, storage and other costs, there is no guarantee that a market will exist for a given title, even at the deeply discounted price.  Alternatively, we may want to renew the exclusive distribution rights to an expiring title, but there is no guarantee that we will be able to do so, or do so on terms acceptable to us.  Additionally, our royalty and distribution fee agreements sometimes contain terms, such as minimum royalties per unit and music publishing fees, which effectively prevent us from steeply discounting the price on some titles.  Failure to sell obsolete inventory may adversely impact our business, results of operations and financial condition.

We may be unable to recoup advances paid to secure exclusive distribution rights.  Our most significant costs and cash expenditures relate to acquiring content for exclusive distribution.  Most agreements to acquire content require upfront advances against royalties or net profits expected to be earned from future distribution.  The advance amounts are derived from our estimate of net revenues that will be realized from our distribution of the title.  Although these estimates are based on management’s knowledge of current events and actions management may undertake in the future, actual results will differ from those estimates.  If sales do not meet our original estimates, we may (i) not recognize the expected gross margin or net profit, (ii) not recoup our advance or (iii) record accelerated amortization and/or fair value write-downs of film costs, including the advances paid.  We recorded accelerated amortization and fair value write-downs of film costs in the amounts of $5.5 million and $6.7 million in fiscal 2010 and fiscal 2009, respectively.  Any of these events may adversely impact our business, results of operations and financial condition.

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

•                  our current content suppliers do not continue to license titles to us on terms favorable to us; or

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

Failure by third parties to promote our programming may adversely impact our business.  Decisions regarding the timing of release and promotional support of the programming we license and distribute are important in determining the success of a particular music concert, feature film or related product.  We may not control the manner in which a particular artist, film or related product is marketed and promoted, and we may not be able to fully control our corresponding DVD or CD releases.  Although artists, record companies, studios and producers have a financial interest in the success of any concerts or films distributed by us, any marketing or promotional decision or restriction by such persons may negatively affect the success of our titles.

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

We may not possess satisfactory rights in our properties, which may adversely impact our business, results of operations and financial condition.  Although we require satisfactory chain of title information to our exclusively licensed content, as well as errors and omissions insurance and indemnification from our content providers, the risk exists that some programs may have a defective chain of title.  The validity and ownership of rights to some titles can be uncertain and may be contested by third parties, which may result in litigation that could result in substantial costs and the diversion of resources, and could have a material adverse impact on our business, results of operations and financial condition.

Protecting and defending against intellectual property claims may have a material adverse impact on our business, results of operations and financial condition.  Our ability to compete in the home entertainment industry depends, in part, upon successful protection of our intellectual property rights.  We protect our property rights to our productions through available copyright and trademark laws and licensing and distribution arrangements with reputable international companies in specific territories and media for limited durations.  Despite these precautions, existing copyright and trademark laws afford only limited practical protection in some jurisdictions.  In some jurisdictions of our distribution, there are no copyright and/or trademark protections available.  As a result, it may be possible for unauthorized third parties to copy and distribute our productions or portions or applications of our intended productions.

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

We depend on key and highly skilled personnel to operate our business, and if we are unable to retain our current personnel or hire additional personnel, our ability to develop and successfully market our business could be harmed.  Our success continues to depend to a significant extent on our ability to identify, attract, hire, train and retain qualified professional, creative, technical and managerial personnel.  Moreover, we believe that our success greatly depends on the contributions of our executive management, including Chief Executive Officer Theodore S. Green, Chief Operating Officer and Chief Financial Officer John P. Avagliano, Vice Chairman John W. Hyde, Chief Acquisitions Officer Bill Bromiley, Executive Vice President Raymond Gagnon and Executive Vice President, Operations Rick Eiberg.  Although we have employment agreements with executive management, any of our employees may terminate their employment relationship with us at any time, and their knowledge of our business and industry would be extremely difficult to replace.  The loss of any key employees or the inability to attract or retain qualified personnel could delay the acquisition of content and harm the market’s perception of us.  Competition for the caliber of talent required to acquire and distribute content continues to increase.  If we are unable to attract and retain the qualified personnel we need to succeed, our business, results of operations and financial condition will suffer.

The occurrence of uninsured events may adversely impact our business, results of operations and financial condition.  We maintain insurance to protect us against various risks related to our operations.  This insurance is maintained in types and amounts that we believe to be reasonable.  However, we may elect to limit coverage or not to carry insurance for some risks because of the high premiums associated with insuring those risks or for various other reasons.  For example, we do not carry earthquake insurance in light of the steep increase in premiums in Southern California after the Northridge earthquake in January 1994.  The occurrence of uninsured events or events for which we are not adequately insured may adversely impact our business, results of operations and financial condition.

We face direct and indirect foreign currency exchange risk.  We distribute some of our licensed DVD programming (for which we hold international distribution rights) internationally through sub-licensees such as Universal Music Group International and Digital Site, and the sales transactions underlying these relationships are denominated in currencies other than the U.S. Dollar.  Although we receive payments in U.S. Dollars from our sublicensors, fluctuations in foreign currencies relative to the U.S. Dollar could affect the amount of these payments.  For example, if the U.S. Dollar strengthens compared to either the Euro or the Yen, our sublicensors’ reported royalties to us on a title-by-title basis and in the aggregate would decline (assuming consistent unit sales) and thus reduce our revenues.  To date, we have not entered into foreign currency exchange contracts.  Even if we were to implement hedging strategies to mitigate this risk, these strategies might not eliminate our exposure to foreign exchange rate fluctuations and would involve costs and risks of their own, including ongoing management time and expertise, external costs to implement the hedging activities and potential accounting implications.

We depend on third-party shipping and fulfillment companies for the delivery of our products.  If these companies experience operational difficulties or disruptions, our business could be adversely impacted.  We rely on Arvato Digital Services, our disc replication and fulfillment partner, to determine the best delivery method for our products.  Arvato relies entirely on arrangements with third-party shipping companies, principally UPS and Federal Express, for small package deliveries and less-than-truckload service carriers for larger deliveries, for the delivery of our products. The termination of arrangements between Arvato and one or more of these third-party shipping companies, or the failure or inability of one or more of these third-party shipping companies to deliver products on a timely or cost-efficient basis from Arvato to our customers, could disrupt our business, reduce net sales and harm our reputation.  Furthermore, an increase in the amount charged by these shipping companies could negatively affect our gross margins and earnings.

Legislative actions, higher directors’ and officers’ insurance costs and potential new accounting pronouncements are likely to cause our general and administrative expenses to increase and impact our future financial condition and results of operations.  In order to comply with the Sarbanes-Oxley Act of 2002, as well as ongoing changes to rules adopted by the Securities and Exchange Commission, we have been required to strengthen our internal controls, hire additional personnel and retain additional legal, accounting and advisory services, all of which have caused, and could continue to cause, our general and administrative costs to increase.  In addition, insurers have increased and could continue to increase premiums for our directors’ and officers’ insurance policies.  As a result, it may be more expensive for us to attract and retain qualified individuals to serve on our Board of Directors or as our executive officers.

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

Risks Relating to Our Industry

The standard DVD format has matured.  During calendar 2009, the DVD marketplace experienced the third straight year-over-year decline for the category since the format debuted in 1997.  Home Media Magazine and Strategic Analytics reported in the fourth quarter of our fiscal 2010 a noticeable decline in packaged media units (including DVD and Blu-ray) actually sold globally to consumers in 2009.  We generated approximately 87% and 89% of our net revenue in fiscal 2010 and 2009, respectively, from the sale of standard DVDs.  The continued maturation of the standard DVD format may adversely impact our business, results of operations and financial condition.  For more information regarding the trend of the DVD format maturation, see “Business — Industry Trends” above.

Decreasing retail prices for DVDs may negatively impact our revenues and gross profit margins.  The home entertainment programming market in which we compete is rapidly evolving and intensely competitive.  Many of our competitors, including major studios, are increasingly offering programming, particularly DVD programming, at lower prices.  They may be able to produce or secure content on more favorable terms and may be able to adopt more aggressive pricing policies than us.  While we strive to improve our operating efficiencies and leverage our fixed costs so that we can afford to pass along these savings to our customers in the form of lower prices, the industry trend of lowering prices may, over time, lead to higher levels of competition and, therefore, lost sales, decreased profit margins or decreased overall revenues.

Decreasing retail shelf space for our industry may limit sales of our programming, which may adversely impact our business, results of operations and financial condition.  We face increasing competition from major motion picture studios, music labels and other independent content suppliers for limited retail shelf space and retailer open to buy dollars.  Our exclusive content competes for a finite amount of shelf space against a large supply and diversity of entertainment content from other suppliers.  New DVD releases generally exceed several hundred titles a week.  We believe this competition can be especially challenging for independent labels like us, because the new DVD releases of major studios often have extremely high visibility and sales rates in the millions of units, and typically require much more shelf space to support.

Shelf space limitations at our “brick and mortar” retail customers are exacerbated by the arrival of a sole high-definition DVD format - Blu-ray.  The combination of standard discs, premium discs and special-edition boxed sets across up to two formats means that a release can come in as many six different configurations.  With the possible exception of our most popular new release titles and top-selling catalogue titles, it can be a challenge to obtain the product placement necessary to maximize sales, particularly among the limited number of major retailers who comprise our core “brick and mortar” customers.  The continued retailer trend toward greater visibility for titles at the expense of quantity (i.e., “face out” rather than “spine out” DVD placement) has the effect of reducing the total number of titles actually carried by a retailer.  For more information regarding decreasing retail shelf space due to DVD releases of major studios, see “Business — Competition” above.

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

Illegal piracy may reduce our revenues and adversely impact our results of operation.  The music industry is facing a major challenge in the form of illegal piracy resulting from Internet downloading and CD recorders.  This piracy has negatively affected industry revenues and profits.  As DVD recorders, DVRs and high-speed Internet connections become more popular, and the storage capacity of personal computers increases, we may face greater piracy concerns with respect to our core DVD business.  Motion picture piracy is already extensive in many parts of the world and is made easier because of technological advances and the conversion of motion pictures into digital formats.  The proliferation of unauthorized copies of these products may reduce the revenue we receive from our products, which may cause an adverse material impact on our business.  In order to contain this problem, we require our retail distribution partners to implement elaborate and costly security and anti-piracy measures such as geo-filtering, which could result in significant expenses and loss of revenue.  Even with such security and anti-piracy measures, we may be unable to prevent illegal piracy.

If DVD cannot compete successfully with other formats of home entertainment, our revenues may be adversely impacted.  The DVD format competes with other formats of in-home entertainment, including network, syndicated, cable and pay-per-view television, home satellite systems and video gaming systems.  The DVD format also competes with new and emerging technologies in the entertainment industry, including Blu-ray, entertainment programming on the Internet, video-on-demand, high-definition television, and optical discs with greater storage capacity.  These alternate home entertainment formats and emerging content delivery technologies may adversely impact the overall market for our DVD sales, especially if we are unable to continue to adapt and exploit the development and advancement of emerging technology.

The motion picture industry is rapidly evolving, and recent trends have shown that audience response to both traditional and emerging distribution channels is volatile and difficult to predict. The entertainment industry in general and the motion picture industry in particular continue to undergo significant changes, due both to shifting consumer tastes and to technological developments.  New technologies, such as video-on-demand and Internet distribution of films, have provided motion picture companies with new channels through which to distribute their films.  Accurately forecasting both the changing expectations of movie audiences and market demand within these new channels has proven challenging.

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

Risks Relating to Our Stock

Our recent issuance of preferred stock resulted in substantial dilution to our stockholders, and the rights of the holders of preferred stock could render future financings and merger and acquisition transactions more difficult. On January 8, 2010, we raised gross proceeds of $22.0 million through the sale and issuance to affiliates of JH Partners, LLC (or JH Partners) of 22,000 shares of newly designated Series B Cumulative Preferred Stock and 196,702 shares of newly designated Series C Junior Participating Preferred Stock.  The initial Series C Preferred Stock sold to these investors would convert into 196,702,000 shares of our common stock (subject to adjustment upon any stock dividends, stock splits or other similar recapitalization with respect to the Series C Preferred Stock).  While this private placement provided us with additional working capital required to repay outstanding indebtedness and fund continuing operations, the transaction was extremely dilutive to our existing stockholders, and the agreements with the purchasers contain terms and covenants that could result in additional dilution to our stockholders due to a remaining purchase right, as of the time of this filing, to acquire up to 3,700 additional shares of Series B Preferred Stock and 33,081.7 additional shares of Series C Preferred Stock (convertible into an additional 33,081,700 shares of common stock, subject to adjustment upon the occurrence of certain events), all of which could render future financings and merger and acquisition transactions more difficult.

In the event of any merger or acquisition of Image, each share of Series B Preferred Stock will be entitled to receive an amount in cash equal to the sum of (i) a liquidation preference of $1,000 per share (subject to adjustment upon any stock dividend, stock split, combination or other similar recapitalization with respect to the Series B Preferred Stock) and (ii) the amount per share equal to accrued but unpaid dividends, which accrue on a cumulative compounding basis at a rate of 12% per annum on the liquidation preference of $1,000 per share. If we enter into an acquisition or merger transaction in which shares of our common stock are exchanged for or converted or changed into other stock or securities, cash or any other property, then each share of Series C Preferred Stock will be similarly exchanged, converted or changed into an amount per share equal to 1,000 times the aggregate amount of stock, securities, cash or other property into which each share of our common stock is converted, changed or exchanged (subject to adjustment upon the occurrence of certain events).

Because of its significant stock ownership, our largest stockholders can exert significant influence over our future direction. On January 8, 2010, affiliates of JH Partners purchased 22,000 shares of newly designated Series B Preferred Stock and 196,702 shares of newly designated Series C Preferred Stock.  After subsequent transactions involving our capital stock, the Series C Preferred Stock currently held by JH Partners affiliates is convertible, at the option of the holders, into 176,137,700 shares of our common stock (subject to adjustment upon the occurrence of certain events), representing approximately 77.03% of our outstanding voting securities as of June 1, 2010.  As of the time of this filing, the investors have a remaining purchase right acquire up to 3,700 additional shares of Series B Preferred Stock and 33,081.7 additional shares of Series C Preferred Stock (convertible into an additional 33,081,700 shares of common stock (subject to adjustment upon the occurrence of certain events)) that could further increase their ownership. Prior to conversion, the Series C Preferred Stock votes together as one class with the holders of our common stock (except as provided by law or our certificate of incorporation) and each share of Series C Preferred Stock entitles the holder to 1,000 votes (subject to adjustment upon the occurrence of certain events) on all matters submitted to a vote of stockholders. In connection with the sale of the shares, the affiliates of JH Partners appointed the three current members of our board of directors, two of whom work for JH Partners. Therefore, JH Partners is able to significantly influence all matters requiring approval by our stockholders, including the election of directors, the approval of mergers or other business combination transactions or a sale of all or substantially all of our assets. The interests of JH Partners may not coincide with the interests of other holders of our common stock.

As a result of our delisting from The Nasdaq Stock Market, we are not currently subject to its corporate governance requirements and you may not have the same protections afforded to stockholders of listed companies. Effective as of February 3, 2010, trading in our common stock was suspended from trading on The Nasdaq Global Market due to, among things, failure to satisfy certain corporate governance requirements for continued listing. The Nasdaq Stock Market imposes certain corporate governance requirements on listed companies. For example, listed companies must, among other things, have a majority of independent board members and fully independent audit, nominating and compensation committees.  As a result of our sale of preferred stock to certain affiliates of JH Partners in January 2010, our board was replaced in its entirety with individuals that were nominated by the affiliates of JH Partners. Our current board of directors consists of three members — Theodore S. Green, our Chief Executive Officer and Chairman of the Board, and Patrick M. Collins and Michael J. John, each of whom is employed by JH Partners. None of the new directors are “independent” as that term is defined for board and audit committee members by the listing rules of The Nasdaq Stock Market and Rule 10A-3 of the Securities Exchange Act of 1934. The new board of directors has not formed a separate audit committee and, therefore, the entire board of directors is acting as the audit committee until we can find and appoint independent directors to form a separate audit committee comprised solely of independent directors. While we are in the process of finding independent directors to serve on the board and to comprise a separate audit committee, we may not find a sufficient number of qualified individuals willing to serve. In addition, the new board has not formed separate compensation or nominating committees. Accordingly, you may not have the same protections afforded to stockholders of companies that are subject to, and in full compliance with, the corporate governance requirements of a securities exchange.

Our stock price may be subject to substantial volatility, and you may lose all or a substantial part of your investment.  Our common stock currently trades in the over-the-counter market on the OTCQB marketplace.  There is a limited public float, and trading volume historically has been limited and sporadic.  From June 1, 2009 through June 1, 2010, the closing price of our common stock ranged between $0.17 and $1.16 per share on volume ranging from none to over 2.3 million shares per day.  As a result, the market price for our common stock may not necessarily be a reliable indicator of our fair market value.  The price at which our common stock will trade may be highly volatile and may fluctuate as a result of a number of factors, including the number of shares available for sale in the market, quarterly variations in our operating results, actual or anticipated announcements of new releases by us or competitors, the gain or loss of significant customers, changes in the estimates of our operating performance, and market conditions in our industry and the economy as a whole.

You may find it difficult to dispose of your shares.  There is currently a limited trading market for our common stock on the OTCQB marketplace. The ability to trade our common stock on the OTCQB marketplace depends on the presence and investment decisions of willing buyers and sellers. Therefore, the market of investors who are willing to purchase our common stock is limited, the volume of our common stock traded on a daily basis is low, and the liquidity of our common stock is constrained. Prices for securities traded solely on the OTCQB marketplace may be difficult to obtain.  This very limited liquidity, marketability, the reduced public access to price quotations and lack of a regular trading market may depress the market price of our common stock.  As a result, an investor might find it more difficult to dispose of, or obtain accurate quotations for the price of, our common stock.

Trading in our common stock might also become subject to the requirements of certain rules promulgated under the Securities Exchange Act of 1934, which require additional disclosure by broker-dealers in connection with any trade involving a stock defined as a “penny stock” (generally, any equity security not listed on a national securities exchange that has a market price of less than $5.00 per share, subject to certain exceptions).  Many brokerage firms are reluctant to recommend low-priced stocks to their clients.  Moreover, various regulations and policies restrict the ability of shareholders to borrow against or “margin” low-priced stocks, and declines in the stock price below certain levels may trigger unexpected margin calls.  Additionally, because brokers’ commissions on low-priced stocks generally represent a higher percentage of the stock price than commissions on higher-priced stocks, the current price of the common stock can result in an individual shareholder paying transaction costs that represent a higher percentage of total share value than would be the case if our share price were higher.  This factor may also limit the willingness of institutions to purchase our common stock.  Finally, the additional burdens imposed upon broker-dealers by these requirements could discourage broker-dealers from facilitating trades in our common stock, which could severely limit the market liquidity of the stock and the ability of investors to trade our common stock.

The delisting of our common stock from The Nasdaq Global Market could result in loss of investors, increased obligations under state securities laws, decreased coverage by securities analysts and a higher cost of capital. Effective as of February 3, 2010, trading in our common stock was suspended from trading on The Nasdaq Global Market. The quotations for our common stock now appear on the OTCQB marketplace of Pink OTC Markets Inc.  Delisting from The Nasdaq Global Market subjects us to numerous consequences that may adversely affect our business, including the loss of investors. Further, delisting may result in decreased coverage by securities analysts.

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

We intend to seek to be relisted on a securities exchange at some point in the future; however, we may not be able to satisfy the standards for listing on an exchange, an exchange may not approve our listing and the timing of any relisting is uncertain.

Any future sales of equity may significantly impact the market price of our common stock.  Future sales of substantial amounts of our common stock, including significant equity compensation grants we agreed to award our executive management subsequent to March 31, 2010, shares that we may issue upon exercise of outstanding options, warrants and other convertible securities, and shares issuable upon conversion of outstanding shares of our Series C Preferred Stock, could adversely impact the market price of our common stock.  Further, if we raise additional funds through the issuance of common stock or securities convertible into or exercisable for common stock, the percentage ownership of our stockholders will be reduced and the price of our common stock may fall.

If we are unable to conclude that our internal control over financial reporting is effective, our stock price may be negatively impacted.  Section 404 of the Sarbanes-Oxley Act of 2002 and the accompanying rules and regulations promulgated by the SEC to implement it require us to include in our Form 10-K an annual report by our management regarding the effectiveness of our internal control over financial reporting.  The report includes, among other things, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year.  This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management.  During this process, if our management identifies one or more material weaknesses in our internal control over financial reporting that cannot be remediated in a timely manner, we will be unable to assert such internal control is effective.  While we currently believe our internal control over financial reporting is effective, the effectiveness of our internal controls in future periods is subject to the risk that our controls may become inadequate because of changes in conditions, and, as a result, the degree of compliance of our internal control over financial reporting with the applicable policies or procedures may deteriorate.  If we are unable to conclude that our internal control over financial reporting is effective (or if, as of our fiscal year ending March 31, 2011, our independent registered public accounting firm disagree with our conclusion), we could lose investor confidence in the accuracy and completeness of our financial reports, which may have an adverse impact on our stock price.

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

ITEM 1B.                                            UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                                                     PROPERTIES

Our headquarters are located in Chatsworth, California and consist of approximately 30,000 square feet leased on one floor of a multi-tenant building.  The monthly rent is approximately $46,000 per month, on a gross basis.  The office lease, as amended, has an initial 10-year term expiring June 30, 2014 with two five-year options.  Although a base level of operating expenses is included in the rent payment, we are responsible for a percentage of actual annual operating expense increases, capped at 5% annually.  All of our business segments are located in the Chatsworth facility.

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

ITEM 4.                                                     REMOVED AND RESERVED

PART II

ITEM 5.                                                 MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock began trading on the OTCQB Marketplace of the Pink OTC Markets Inc. beginning on February 3, 2010.  Prior to that date, we traded on The NASDAQ Global Market® under the symbol “DISK.”  The table below presents the quarterly high and low sales prices as reported by Pink OTC Markets Inc. and The NASDAQ Global Market during the past two fiscal years.  Quotations from Pink OTC Markets Inc. reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

Fiscal Year Ended March 31, 2010	High	Low
Quarter ended June 30, 2009	$1.630	$0.810
Quarter ended September 30, 2009	$0.930	$0.625
Quarter ended December 31, 2009	$0.860	$0.210
Quarter ended March 31, 2010	$0.354	$0.170

Fiscal Year Ended March 31, 2009	High	Low
Quarter ended June 30, 2008	$1.850	$0.800
Quarter ended September 30, 2008	$1.290	$0.750
Quarter ended December 31, 2008	$2.150	$0.410
Quarter ended March 31, 2009	$2.390	$0.730

Stockholders

As of June 15, 2010, there were approximately 26,605,718 shares of our common stock issued and outstanding, which were held by 950 holders of record.  The number of holders of record does not include the number of persons whose stock is in nominee or “street name” accounts through brokers.

Dividend Policy

Except as described below, our loan agreement with Wachovia prohibits the payment of dividends.  For more information on these restrictions, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”  We have never paid a cash dividend on our common stock, and we presently intend to retain all future earnings, if any, for business development.

Under the terms of our Series B preferred stock, we are required to accrue dividends at a rate of 12% per year.  These dividends are accrued, but may not be declared and paid without Wachovia’s approval.  So long as any shares of Series B Preferred Stock are outstanding and until all dividends on the Series B Preferred Stock have been paid or declared and set aside for payment, we are prohibited from, among other things, declaring or paying any dividend (whether in cash or property) and from making any other distribution on any shares of our preferred stock or common stock.  Our ability to satisfy our dividend obligations, including making the payments described above, will depend upon our future operating performance on economic, financial, competitive, and other factors, many of which may be beyond our control.

ITEM 6.                                                  SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.                                                 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions.  As described in Item 1A of this Annual Report under the heading “Forward-Looking Statements,” our actual results could differ materially from those anticipated in these forward-looking statements.  Factors that could contribute to such differences include those discussed elsewhere in Item 1A of this Annual Report under the heading “Risk Factors.”  You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Annual Report.  Except as may be required under federal law, we undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur

You should read the following discussion and analysis in conjunction with our consolidated financial statements and related footnotes included in Item 8 of this Annual Report.

Overview

General

We are a leading independent licensee and distributor of home entertainment programming in North America.  We have three business segments:

•                  Domestic (U.S. and Canada)

•                  Digital

•                  International

Our domestic segment primarily consists of the acquisition, production and distribution of exclusive DVD/Blu-ray content in North America and the exploitation of our North American broadcast and non-theatrical rights.  Our digital segment consists of revenues generated by the digital distribution of our exclusive content via video-on-demand, streaming video and downloading.  Our international segment includes the international video sublicensing of all formats and exploitation of broadcast rights outside of North America.  For more information on our business segments, see “Business—Business Segments” elsewhere in this Annual Report.

Revenue Sources

Our primary source of revenues continues to be from the acquisition and distribution of exclusive DVD content, including Blu-ray, in North America, which accounted for approximately 87% and 89% of our consolidated net revenues in fiscal 2010 and 2009, respectively. The acquisition and distribution of exclusive Blu-ray content in North America accounted for approximately 10% and 6% of our consolidated net revenue in fiscal 2010 and 2009, respectively.

Revenues derived from the digital distribution of our exclusive content rights continue to grow as a percentage of revenues.  Net revenues from our digital segment accounted for approximately 4.5% and 3.2% of our consolidated net revenue in fiscal 2010 and 2009, respectively.

Revenues derived outside the U.S. and Canada are considered international and primarily represent proceeds from sublicenses with Universal Music Group International, Warner Music Australia and Digital Site for their distribution of our exclusive DVD content.

We also derive revenues from broadcast of our content, distribution of CDs and theatrical and non-theatrical revenue streams.

Cost Structure

Our most significant costs and cash expenditures relate to acquiring content for exclusive distribution and, to a lesser extent recently, the funding of content production or co-production for exclusive distribution.  Additionally, we incurred substantial legal, investment banking and other expenses during fiscal 2010 and prior fiscal years related to the investment transactions described below, a proxy contest and negotiation-related disputes, and the eventual termination of proposed merger agreements between us and potential acquirers.

We are acquiring primarily North American distribution rights to completed feature films while maintaining our focus on acquiring distribution rights to genres that have been successful in the past.  We continue to seek early trend opportunities in advance of mainstream acceptance in an effort to keep acquisition costs lower by bringing titles to market before spikes in demand drive up acquisition costs.

We generally acquire programming through exclusive license agreements, whereby we either pay royalties or receive distribution fees and pay net profits after recoupment of our upfront costs.  Upon entering into a typical royalty agreement, we pay, as an advance, royalties which normally become due to the content supplier 45 days following the quarter in which the sale of the title to our retail customers has occurred.  Under a typical exclusive distribution agreement, we may pay upfront fees, which are expressed as advances against future net profits, or we may pay for the cost of the content’s production in advance.

In addition to advances, upfront fees and production costs, the other significant costs we incur are:

•                  DVD/BD replication;

•                  packaging;

•                  advertising, promotion, and market development funds provided to retail customers;

•                  domestic shipping costs from self-distribution of exclusive content;

•                  personnel; and

•                  music publishing on exclusive music-related DVD/BD and CD titles.

We focus on achieving long-term, sustainable growth and profitability.  We also seek to improve our cash flow position in order to continue funding operations and licensing, or entering into exclusive distribution agreements, for high-quality entertainment content.

Fiscal 2010 Highlights

•                  Consolidated net revenues decreased 28.8% to $93,070,000 for fiscal 2010, from $130,691,000 for fiscal 2009.

•                  Digital distribution revenues decreased 0.6% to $4,171,000, from $4,198,000 in fiscal 2009.

•                  Domestic DVD revenues decreased 33.9% to $71,248,000, from $107,776,000 in fiscal 2009.

•                  Domestic Blu-ray revenues increased 17.0% to $9,463,000, from $8,090,000 in fiscal 2009.

•                  Broadcast revenues decreased 15.8% to $4,159,000, from $4,942,000 in fiscal 2009.

•                  Consolidated gross profit margins were 20.1% for fiscal 2010, compared to 21.0% for fiscal 2009.

•                  The gross profit margins in fiscal 2010 include a $2.8 million fourth quarter charge representing accelerated amortization and fair value write-downs, down from a fourth quarter fiscal 2009 charge for accelerated amortization and fair value write-downs of $4.8 million.  See “— Trends Impacting Our Business” below.  The fourth quarter fiscal 2010 charge negatively impacted fiscal 2010 gross margins by 3.0%, down from 3.7% for the fourth quarter fiscal 2009 charge.

•                  Consolidated selling expenses were 12.1% and 10.9% of net revenues for fiscal 2010 and 2009, respectively.

•                  Consolidated general and administrative expenses were $18,614,000 for fiscal 2010, up 10.3% from $16,879,000 for fiscal 2009.  See “—Results of Operations—General and Administrative Expense” below.

•                  Noncash interest expense for fiscal 2010 associated with our manufacturing advance and convertible note totaled $675,000, down 53.8% from $1,461,000 in fiscal 2009.

•                  Our net loss applicable to common shareholders for fiscal 2010 was $6,950,000 ($0.31 per diluted share), compared to a net loss of $1,804,000 ($0.08 per diluted share) for fiscal 2009.

•                  We executed a strategic realignment plan and cost reduction plan.  See “—Liquidity and Capital Resources — Liquidity — Strategic Realignment and Cost Reduction Plan” below.

•                  We completed a sale of preferred stock to JH Partners.  See “—Recent Events—Transaction with JH Partners” below.

•                  In March 2009, we announced the departure of then-President and Chief Financial Officer, Jeff M. Framer.  Mr. Framer was replaced by Mr. Theodore S. Green, Chairman and Chief Executive Officer and John P. Avagliano, Chief Operating Officer and Chief Financial Officer, who were appointed by the new Board of Directors following the JH Partners transaction.

The highlights above and the discussion under “Recent Events” below are intended to identify some of our more significant events and transactions during our fiscal year ended March 31, 2010, but should be read in conjunction with the discussions below under “—Results of Operations” and “—Liquidity and Capital Resources” and with our consolidated financial statements and footnotes included in Item 8 of this Annual Report.

Recent Events

Transaction with JH Partners

On January 8, 2010, we sold to JH Partners Evergreen Fund, L.P. (or JH Evergreen), JH Investment Partners III, L.P. (or JH Investment III) and JH Investment Partners GP Fund III, LLC (or JH Investment GP Fund, and together with JH Evergreen and JH Investment III, the Investors) 22,000 shares of a newly authorized series of our capital stock entitled Series B Cumulative Preferred Stock, par value $0.0001 per share (or Series B Preferred), and 196,702 shares of a newly authorized series of our capital stock entitled Series C Junior Participating Preferred Stock, par value $0.0001 per share (or Series C Preferred, and together with the Series B Preferred, the Preferred Shares), for an aggregate purchase price of $22.0 million.  In connection with our sale to the Investors of the Preferred Shares, the Investors acquired control of Image.  Due to the voting rights associated with the Series C Preferred as discussed below, after the issuance of the Series C Preferred and the issuance of 3.5 million shares of our common stock, par value $0.0001 per share (or the Common Stock), to retire the senior convertible note, as amended, held by Portside Growth and Opportunity Fund (or Amended Note) on January 8, 2010, the Investors collectively owned approximately 88.6% of our post-transaction outstanding voting securities.  After subsequent transactions involving our capital stock, the Investors owned approximately 77.0% of outstanding voting securities as of June 1, 2010.

After payment to JH Partners, LLC, investor representative of the Investors, of a $1 million transaction fee, akin to an investment banking fee, reimbursement of $650,000 of the Investors’ expenses and payment of other transaction-related expenses, we received net proceeds of approximately $19.0 million from the sale of the Preferred Shares.  In connection with the closing of the sale of the Preferred Shares on January 8, 2010, we used $15.0 million of the net proceeds, along with the issuance of 3.5 million shares of Common Stock, to repay in full and retire the Amended Note.  The remainder of the net proceeds were used to repay other outstanding indebtedness and liabilities and for general working capital.

Pursuant to the Securities Purchase Agreement dated December 21, 2009 with the Investors (as amended, the SPA), we agreed to pay JH Partners, LLC, as investor representative of the Investors or its designee a management fee of $300,000 on each of December 31, 2010 and December 31, 2011.

Pursuant to the SPA, we also granted the Investors the right (or the Purchase Right) to purchase up to an additional 7,400 shares of Series B Preferred and 66,163.4 shares of Series C Preferred for an aggregate purchase price of $7.4 million.  The Purchase Right has expired with respect to an initial tranche of 3,700 shares of Series B Preferred and 33,081.7 shares of Series C Preferred.  At any time during the period commencing on January 8, 2010 and ending at 5:00 p.m., Pacific time, on the date that is 360 days after January 8, 2010, the Investors may exercise the remaining tranche as to 3,700 shares of Series B Preferred and 33,081.7 shares of Series C Preferred in whole or in part and in one or more instances.  The decision to exercise the Purchase Right will be made by the Investors in their sole discretion and the Investors are not required to exercise the Purchase Right.  The net proceeds from the sale of any additional Preferred Shares may only be used by us to (i) acquire rights to additional audio and video entertainment programming, (ii) repay any over-advance under the Loan Agreement or (iii) repay accounts payable incurred by us in the ordinary course of business.

Pursuant to the SPA, the Investors initially provided to Wachovia Capital Finance Corporation (Western), a Wells Fargo Company (or Wachovia), a $5.0 million irrevocable standby letter of credit for 90 days, which was then extended through October 30, 2010, as credit support for our revolving line of credit.  We are in discussions with Wachovia for an extension of the revolving line of credit, which expires on October 25, 2010, but cannot guarantee that we will be able to agree to an extension with Wachovia on acceptable terms or at all.

The Series C Preferred is convertible, at the holder’s option, into shares of Common Stock at a ratio of 1,000 shares of Common Stock for each share of Series C Preferred (subject to adjustment upon the occurrence of certain events).  Unless the conversion ratio is adjusted, the conversion of the initial 196,702 shares of Series C Preferred sold to the Investors would result in the issuance of 196,702,000 shares of Common Stock and the conversion of all of the additional 33,081.7 shares of Series C Preferred subject to the Purchase Right would result in the issuance of 33,081,700 shares of Common Stock, for a total of 262,865,400 shares of Common Stock.

On January 8, 2010 in connection with the closing of the sale of the Preferred Shares as discussed above, we entered into a Registration Rights Agreement (or RRA) with the Investors.  Pursuant to the RRA, we agreed to register under the Securities Act of 1933 the shares of Common Stock issuable upon conversion of the Series C Preferred under certain circumstances.  In connection with the execution of the SPA and RRA, the Rights Agreement providing for preferred stock purchase rights for our stockholders was terminated pursuant to its terms.  As a result of the termination of the Rights Agreement, the holders of the preferred stock purchase rights issued pursuant to the Rights Agreement and are no longer entitled to the rights set forth in the Rights Agreement.

New Board of Directors and Management

On January 7, 2010, our then-current board of directors appointed Theodore S. Green, Patrick M. Collins and Michael J. John to our board of directors effective immediately after the closing of the sale of the Preferred Shares on January 8, 2010.  Effective January 8, 2010, our existing board of directors resigned.  Messrs. Collins and John are each employed by JH Partners, LLC.

On January 9, 2010, our board of directors appointed Theodore S. Green as our Chairman of the Board and Chief Executive Officer, John Avagliano as our Chief Financial Officer and Chief Operating Officer and John Hyde as our Vice Chairman.

Nasdaq Delisting

Our Common Stock was suspended from trading on Nasdaq effective on February 3, 2010.  The Common Stock is currently quoted on the OTCQB Marketplace of the Pink OTC Markets Inc. (or OTCQB), a centralized electronic quotation service for over-the-counter securities.  No assurance can be given that the market makers will continue to make a market in the Common Stock or that the Common Stock will continue to be quoted on the OTCQB.

Movie Gallery’s Bankruptcy Filing

On February 2, 2010, Movie Gallery Inc., owner of rental chain Hollywood Video, filed for Chapter 11 bankruptcy protection.  Both Movie Gallery and Hollywood Video are customers of Image.  Net revenues from Movie Gallery and Hollywood Video for fiscal 2010 were $697,000 and $856,000, respectively.  As of March 31, 2010, we recorded an aggregate reserve of $948,000 for potential uncollectible receivables from Movie Gallery and Hollywood Video, which was the net amount due at March 31, 2010 less payments received prior to their bankruptcy filing.  It is unclear as to whether we will recover any of the monies owed to us by Movie Gallery or Hollywood Video.

Inventory Write-Down to Fair Value

During calendar 2009, the DVD marketplace experienced the third straight year-over-year decline for the category since the format debuted in 1997.  Home Media Magazine and Strategic Analytics reported in the fourth quarter of our fiscal 2010 a noticeable decline in packaged media units (including DVD and Blu-ray) actually sold globally to consumers in 2009.

Image, with its catalog of approximately 3,000 DVD titles and rights to hundreds of high-definition masters that will be released in the new Blu-ray format, is primarily a non-”hits” exclusive DVD distributor.  Our sales of previously released (or catalogue) titles continue to be negatively impacted by not only the maturation of the DVD marketplace and with it, declining shelf space dedicated to previously released programming, but also by the economic slowdown, which has sharply curtailing retailer purchases from us.  The continued effects of the global economic slowdown has led a greater focus by our customers on inventory management and related cash flows.

With retail shelf space declining and more space being allocated for major studio releases and the increased success of Blu-ray, we are focusing more on growing sales to our Internet retailers, with virtual shelf space and sophisticated search engines, to replace declining catalogue sales from our traditional “brick and mortar” retail customers.  We are additionally focusing on growing digital revenues.  While we are encouraged by the growth in our Internet channel and digital distribution, these activities have not — and are not expected in the near term to — entirely offset the contraction in our DVD sales to retailers.  Shelf space allocated to CD titles also continues to shrink as full album CD sales are negatively impacted by less expensive direct digital downloading on a song-by-song basis.

We believe that the current effects of the economic slowdown will ultimately end, and that today’s supply chains may have overreacted in preparing for an even greater slowdown.  Lack of visibility as to the end of the slowdown, combined with concern over increasing inventory levels, may have caused our customers to overreact by significantly reducing orders.  However, management believes it is prudent at this time to more significantly adjust estimates of future revenues by re-evaluating the lifecycle of our DVD and CD content.  This re-evaluation is based on current historical title revenue performance during the last 12 months, including the negative impact of the economic slowdown on our sales.  For more information on industry trends, see “Item 1. Business — Industry Trends” above.

We regularly re-evaluate our revenue projections.  Such re-evaluation has resulted in fair value write-downs of CD and DVD carrying costs, as well as accelerated amortization and fair value write-downs of other film costs, such as unrecouped advance royalties and distribution fees, unrecouped production costs and advance music publishing.  These accelerated amortization and fair value write-downs have significantly contributed to our losses over the last several years. For fiscal 2010, we recorded $5.5 million in accelerated amortization and fair value write-downs of our film costs, representing $3.8 million in accelerated amortization and fair value write-downs of advance royalty and distribution fees and $1.7 million in fair value write-downs of inventory.  Of those amounts, $1.8 million and $1.0 million, respectively, were recorded in the fourth quarter. Many of the write-downs adjustments were for deeper catalogue titles, for which inventory and unrecouped advance royalties and distribution fees were paid in prior fiscal years.

The sales lifecycle of a title, on average, follows a curve that begins at new release peak levels, followed by phases in which sales diminish, ultimately “tailing” off as the title approaches the end of its agreement term.  The decreases in sales after the first year are significantly less than after initial release, resulting in what is often called the “long tail” of the entertainment lifecycle.  As the majority of our catalog of approximately 3,000 active DVD titles was released over a year ago, most titles fall into the category of catalogue or “long tail” product.  While we experience continuing “tail” sales, with shelf space becoming continually more constrained, we expect a much thinner “tail” or, depending on the title’s historical sales, no “tail.”

Liquidity and Capital Resources

Going Concern and Liquidity

Our consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business.  For several years we have incurred significant losses, have not generated sufficient cash to sustain our operations, and have relied on financing activities to supplement cash from operations.  Based on these factors and the coming expiration of the Wachovia loan agreement, the report of our independent registered public accounting firm included elsewhere in this Annual Report contains an explanatory paragraph expressing substantial doubt regarding our ability to continue as a going concern (or Going Concern Opinion).  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

If our losses and negative cash flows continue, we risk defaulting on the terms of our revolving credit facility.  A default on our revolving credit facility, if not waived by our lender, could cause all of our long-term obligations to be accelerated, making further borrowing difficult and more expensive, and jeopardize our ability to continue as a going concern.  If we are unable to rely solely on existing debt financing, we may find it necessary to raise additional capital in the future through the sale of equity or debt securities, which may result in increased fiscal interest payment obligations, restrictive covenants, further dilution to our stockholders and the granting of superior rights to the investors.  There can be no assurance that additional financing will be available on acceptable terms, if at all.

During fiscal 2010, we defaulted on our senior convertible note, which caused cross-defaults on our revolving line of credit and replication and distribution agreement with our exclusive disc manufacturer Arvato, and we were significantly past due in our trade payables, including Arvato.  At the end of fiscal 2010, we retired our senior secured convertible note, significantly reduced our vendor obligations, and removed defaults under our revolving credit facility and the replication and distribution agreement.  Wachovia provided us with a waiver that the Going Concern Opinion for the fiscal year ended March 31, 2010 will not, in and of itself, result in an event of default under the loan agreement.  Although we remained past due in our obligations to other creditors at March 31, 2010, we were not significantly past due.  The substantial doubt about our ability to continue as a going concern impacted our relationship with our trade and content suppliers during the fiscal year and their willingness to continue to conduct business with us on terms consistent with historical practice.  As a result, our need for cash intensified in the fourth fiscal quarter, and as of March 31, 2010 we were unable to make all payments to all of our suppliers as they became due.  The substantial doubt about our ability to continue as a going concern may continue to affect our relationship with our trade and content suppliers. These suppliers might respond to an apparent weakening of our liquidity position and, to address their own liquidity needs, may request faster payment of invoices, new or increased deposits or other assurances.  If this were to happen, our need for cash would be intensified and we might be unable to make payments to our suppliers as they become due.

A key part of our plan to stabilize and improve our financial condition, among other things, was to recapitalize, retire our senior convertible note with Portside Growth and Opportunity Fund (or Portside), cure outstanding defaults under our debt agreements, and improve liquidity.

Reasons for Constrained Liquidity

In addition to the 29% decrease in our net revenues for fiscal 2010, our liquidity is constrained because of the following:

•                  costly terminated merger processes

•                  our January 30, 2009 principal payment to Portside

•                  significant advance payments made for high-profile content not yet released on DVD

•                  the economic slowdown’s negative impact on our customers’ buying habits

Costly Terminated Merger Processes

Over the last few years, we have operated through a contentious proxy contest and two terminated merger processes, the last of which terminated in April 2009.  Our Board of Directors terminated the two mergers after the prospective buyers failed to secure the ultimate financing necessary to close the transactions.  We incurred substantial legal, investment banking and other merger process-related fees. Additionally, we believe the processes, both of which were extended and then terminated, had a negative impact on our perceived financial and operating stability with our major customers and suppliers.  Merger-related costs, including legal, investment banking and other related costs, for fiscal 2010 and fiscal 2009 totaled $805,000 and $1.2 million, respectively.  Settlement and business interruption fees received by us for the two terminated mergers totaled $1.5 million in fiscal 2010 and $3.0 million in fiscal 2009.

Our January 30, 2009 Principal Payment to Portside

In January 2009, after strong net revenue performance during the first nine months of fiscal 2009, we paid the first $4 million bi-annual principal payment due under the Portside note.  This $4 million payment caused cash constraints throughout fiscal 2010.  If the Company had been able to amend the note, pushing the due date of this payment further into the future, the Company would have had the capital resources required to acquire additional content for distribution, thereby increasing the potential revenues generated.

Significant Advance Payments Made For High-Profile Content Not Yet Released on DVD/Blu-ray

We have made significant advance payments to secure new cast-driven titles featuring well-known stars such as Sharon Stone that have not yet released on DVD/Blu-ray and accordingly not yet generated revenues. We expect to release such content on DVD/Blu-ray beginning in our second quarter ending September 30, 2010.

The Economic Slowdown’s Negative Impact on our Customers’ Buying Habits

The global economic slowdown has forced retailers to take a hard look at their operations.  Since January 1, 2009, we have experienced a significant reduction in purchases by our retail customers.  Our customers have conserved cash, including reducing their inventories by buying less, taking all available credits due them and returning inventory.

To fund our operations, we rely on receivable collections and bank borrowings under our revolving line of credit.  Availability under our revolving line of credit is based almost entirely on eligible trade accounts receivables.  As a result, decreased sales limit our borrowing availability and therefore our liquidity.

Plans to Improve Our Liquidity

We seek to overcome this substantial doubt concerning our ability to continue as going concern by focusing on our strategic operating goals of acquiring and distributing high-profile content in multiple formats while continuing to reduce our cost structure.  At the beginning of the 2010 calendar year, we closed our recapitalization with the Investors and commenced a strategic realignment and cost reduction plan.  Subsequent to March 31, 2010, we extended the term of our revolving credit facility.  The term of the revolving credit facility currently expires on October 25, 2010.  We are reviewing revolving credit line options, including negotiating a new revolving credit agreement with Wachovia.

Engagement of Investment Banking Firm and Sale of Equity in Company

In May 2009, we retained Houlihan Lokey Howard & Zukin Capital, Inc. as our exclusive financial advisor to assist us in analyzing a wide range of strategic alternatives, including potential financing or sale transactions.

On January 8, 2010, we sold newly authorized shares of preferred stock to the Investors that represented approximately 88.6% of our post-transaction outstanding voting securities for an aggregate purchase price of $22.0 million.  Concurrent with the transaction, we retired our senior secured convertible note with a portion of the net proceeds and shares of our common stock.  This recapitalization provided additional liquidity and allowed us to extinguish our senior convertible note with Portside Growth and Opportunity Fund.

Our new management team has successfully implemented a number of cost savings initiatives, including settlement of past payables at reduced amounts, reduced infrastructure costs and continued reductions of other expenses.

Strategic Realignment and Cost Reduction Plan.

Concurrent with our January 2010 recapitalization, Arvato waived a cross-default on our manufacturing agreement, Wachovia waived the cross-default under our revolving credit facility and we subsequently repaid the remaining $1.8 million outstanding manufacturing advance to Arvato.  We have negotiated reductions in outstanding obligations with certain creditors and vendors.  These negotiated reductions resulted in aggregate debt forgiveness of $5.2 million.  An additional annual reduction of rent expense of approximately $500,000 was achieved as the result of a negotiated reduction in the monthly cost for our corporate headquarters.  Management believes that continuing to pursue its strategic operating goals of acquiring and distributing high-profile content in multiple formats while significantly reducing our cost structure, along with the recent transaction with JH Partners, the repayment of our outstanding manufacturing advance to Arvato, the retirement of our senior secured convertible note and the reduction of other outstanding obligations, will improve our liquidity.

We have continued acquisition of cast-driven feature films supported by a core revenue base of branded lines of content, including The Criterion Collection, Ghost Hunters, programs created for IMAX exhibition and other types of programs with proven historical results.  This allows us to reduce the number of programs we release each month and therefore reduce our costs.  Our goal is to shorten our timeline for return on investment on titles, which needs to be the most critical element in selecting titles for acquisition.

We have also begun executing a cost reduction plan which includes reducing personnel, benefit costs, advertising and other marketing expenditures, travel and trade show expenditures and third-party commissions.

•                  In fiscal 2010, we reduced corporate headcount from 126 employees to 74, saving approximately $5 million in annual personnel costs, including benefits. In May 2010, an additional reduction in force represented savings of approximately $616,000 in annual personnel costs, including benefits.

•                  Other cost reductions are estimated to save an additional $1.9 million in annual general and administrative and selling expenses.  Cost reduction areas include discretionary advertising, trade shows, travel, health care costs, discretionary information technology expenditures and sales commission restructuring.

We can provide no assurance that the results of our strategic realignment and cost reduction plan will be successful enough to provide us liquidity relief and accordingly overcome the substantial doubt about our ability to continue as a going concern.

Working Capital

At March 31, 2010, we had a working capital deficit of $6.3 million.  At May 31, 2010, we had a working capital deficit of $6.9 million.

Our working capital has historically been generated from the following sources:

•                  operating cash flows;

•                  availability under our revolving line of credit;

•                  private placement of debt and equity instruments;

•                  advances from our disc manufacturer, sublicensors, subdistributors; and

•                  trade credit.

The more significant sources of working capital during fiscal 2010 were:

•                  business interruption fee of $1.5 million in connection with the termination of the merger agreement with Nyx Acquisitions, Inc.;

•                  receipt of net proceeds of $19.0 million in connection with the sale of preferred stock to the Investors, net of transaction fees;

•                  $1.5 million advance on future royalties received from an international sales agent; and

•                  $1.7 million received for sale of inventory and assignment of rights recorded as deferred revenues.

The more significant uses of working capital during fiscal 2010 were:

•                  long-term debt repayments of $15.0 million as a result of full satisfaction of the senior convertible note and related debt forgiveness in connection with the sale of preferred stock to the Investors;

•                  net repayments of $4.6 million under our revolving line of credit as a result of the sale of preferred stock to the Investors;

•                  decreased accounts payable, accrued royalties, fees and liabilities as a result of the use of the proceeds from the sale of preferred stock to the Investors; and

•                  principal payments of $3.4 million under our manufacturing advance obligation (including remaining balance at January 8, 2010 of $1.8 million in connection with sale of preferred stock to the Investors).

Capital Resources

Cash.  As of March 31, 2010, we had cash of $460,000, as compared to $802,000 as of March 31, 2009.  As of May 31, 2010, we had cash of $653,000.

Revolving Credit Facility.  We have a revolving line of credit of up to $20 million with Wachovia. Actual borrowing availability under the line is based upon our level of eligible accounts receivable.  Eligible accounts receivable primarily include receivables generated by domestic sales of DVD and exclude receivables generated from broadcast, digital and other revenue streams. The term of the revolving credit facility currently expires on October 25, 2010.

Borrowings bear interest at either the Prime Rate plus up to 1.5% (4.75% at March 31, 2010) or, at our option, LIBOR plus up to 4.0% (three month LIBOR — 4.3% at March 31, 2010), subject to minimum borrowing levels. The level of interest rate margin to Prime Rate or LIBOR is dependent upon our future financial performance as measured by EBITDA (earnings before interest, taxes, depreciation and amortization).

We are required to maintain a minimum fixed charge coverage ratio, cumulatively year to date, for each month on or after June 30, 2010, of 1.1 to 1.0.

We are required to maintain a minimum borrowing availability equal to, or greater than, $2.5 million.  At March 31 2010, we had availability in excess of the minimum amount of borrowing availability.  Accordingly, at March 31, 2010, our borrowing availability was $3.8 million ($6.3 million based upon eligible accounts receivable less the $2.5 million minimum requirement).  On April 15, 2010, the loan was amended to lower the minimum amount of borrowing availability to $1.5 million, among other things.  As of June 1, 2010, our borrowing availability was $2.0 million ($3.5 million based upon eligible accounts receivable less the $1.5 million minimum requirement).  Accordingly, we currently have limited working capital available under the revolving credit facility.

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

At March 31, 2010 we had $6.4 million outstanding under the revolving line of credit.  As of May 31, 2010 we had $5.5 million outstanding.

The revolving credit facility contains early termination fees, based upon the maximum facility amount of $20 million, of 0.75% if terminated within the three-year term.  The agreement also imposes restrictions on such items as encumbrances and liens, payment of dividends, incurrence of other indebtedness, stock repurchases and capital expenditures and requires us to comply with minimum financial and operating covenants.  Any outstanding borrowings are secured by our assets.

We were in compliance with all financial and operating covenants under the Loan Agreement, as amended, at March 31, 2010.  Given our current liquidity constraints, it is not possible to determine whether we will be in compliance with all financial and operating covenants in the future.

The receipt of a Going Concern Opinion from our independent registered public accounting firm would result in a default under our Loan Agreement, as amended, with Wachovia upon delivery of the opinion to Wachovia, for any fiscal year other than fiscal 2010, due to the waiver of event of default received from Wachovia.  Accordingly, the receipt of the Going Concern Opinion will not result in an event of default under the Loan Agreement upon delivery of the fiscal 2010 opinion.  However, any future defaults under our Loan Agreement, if not waived or cured, would automatically trigger a cross-default under our other debt agreements thereby adversely impacting our ability to continue as a going concern.

Private Placement of Senior Convertible Note and Warrant. On August 30, 2006, we issued to Portside a senior convertible note in the principal amount of $17,000,000 and a related warrant (which was subsequently replaced) to purchase 1,000,000 shares of our common stock.  The warrant was exercisable for an aggregate of 1,000,000 shares of our common stock at an exercise price of $4.25 per share, subject to antidilution adjustments, which were triggered as a result of the transaction with JH Partners.  As a result, the warrant is now exercisable for 8,018,868 shares of our common stock at an exercise price of $0.53 per share.  The warrant has a term of five years from the issuance date.

In January 2009, we paid the first $4 million bi-annual principal payment due under the note.  Portside entered into an Amendment to extend the due date of a required July 30, 2009 payment to November 15, however when that payment was not made, Portside declared a default.  On January 8, 2010, in connection with the JH Partners transaction, the Portside senior convertible note was paid in full for $15.0 million in cash and 3.5 million shares of common stock.  The warrant was adjusted according to its antidilution provisions and remains outstanding.

Disc Replication Advance.  Arvato exclusively manufactures our DVDs and manufactures the majority of our CDs.  On June 30, 2006, we received an interest-free $10 million advance against future DVD manufacturing from Arvato, to be repaid at $0.20 per DVD manufactured, plus payment of a $0.04 administrative fee per DVD manufactured until the advance is repaid.

The remaining outstanding advance of $1.8 million was paid on January 25, 2010 pursuant to an agreement with Arvato made in connection with the JH Partners transaction.  At March 31, 2010, we had no remaining outstanding under the advance from Arvato.

Results of Operations

Net Revenues

The following table presents consolidated net revenues by reportable business segment for the fiscal years ended March 31:

	2010	2009	% Change
	(in thousands)
Net revenues:
Domestic	$87,793	$124,410	(29.4)%
Digital	4,182	4,198	(0.4)
International	1,095	2,083	(47.4)
Consolidated	$93,070	$130,691	(28.9)%

Domestic Revenues.  During fiscal 2010, we retained Houlihan Lokey, a financial advisor, to review strategic alternatives.  Uncertainty surrounding the outcome of these strategic alternatives affected our ability to acquire both feature film and non-feature film programming.  As a result, our release schedule of new titles and our highest profile catalogue programming was weaker in fiscal 2010 as compared to fiscal 2009.  In addition, revenues derived from distribution of CD programming decreased 59.1% to $1.3 million in fiscal 2010 from $3.2 million in fiscal 2009.

Our top performing 30 new release titles for fiscal 2010 and fiscal 2009 generated net revenues of $25.2 million and $37.2 million, respectively.  Our 30 top performing titles, whether released new in the fiscal year or in prior fiscal years, generated net revenues of $33.2 million and $50.7 million in fiscal 2010 and fiscal 2009, respectively. The decrease in fiscal 2010 as compared to fiscal 2009 was due to changes in the way one of our largest customers buys from suppliers, the bankruptcy reorganization of one of our largest customers, and weaker programming as described above.

Domestic broadcast sales were $4,068,000 and $4,693,000 for fiscal 2010 and fiscal 2009, respectively.  The division is responsible for all forms of television distribution, including the sales of our content across broadcast television, pay-per-view (or PPV), VOD and non-theatrical platforms.

Digital Revenues.  Revenues generated by digital distribution were comparable at $4.2 million in fiscal 2010 and 2009, respectively.

We continue to be a valued provider of digital content in several key categories, including stand-up comedy, long-form music, titles filmed for the IMAX format and now feature films. Digital rental (VOD) has been particularly strong due to the higher profile features. Many of our titles have consistently made top rental charts on key retail sites.

We have also experienced increased revenue streams from advertising-supported models like Hulu and YouTube, which look promising, especially for catalogue product.

Domestic consumption of mobile video has been concentrated in more channel-oriented content like Sprint Movies, FloTV, ESPN and CNN. While some genre-based subscription channels exist, the mobile network has not yet been able to provide a true broadband experience, and in turn mobile video growth has not met projections. We currently provide programming to two mobile aggregators who manage channels on all four major mobile carriers.

Certain programs have had success, but the overall number of available programs is relatively small and current growth is modest at best.

In general we have seen the strongest growth on the VOD and Subscription VOD (or SVOD) side with steady growth on the Electronic Sell-Through (or EST) side. This is consistent with consumer adoption trends. As retailers continue to offer consumer-friendly devices that make access to these on-demand services easier, including allowing consumption in the consumer’s living room, we are well-positioned to capture that growing segment.

International Revenues.  Our internationally generated revenues decreased in fiscal 2010 as a result of decreased international broadcast sales.  International broadcast sales were $91,000 and $249,000 for fiscal 2010 and fiscal 2009, respectively.  The decrease in fiscal 2010 from fiscal 2009 resulted from the uncertainty surrounding our future as a result of strategic alternatives, as well as the decreased number of acquired titles with international rights.

We continue our efforts to acquire programming with international rights.  Music-related DVDs have performed extremely well for us internationally.  To date, most of the feature films we have acquired do not include international rights.

Cost of Sales

The following table presents consolidated cost of sales by reportable business segment and as a percentage of related-segment net revenues for the fiscal years ended March 31:

	2010	2009
	(in thousands)
Cost of sales:
Domestic	$71,189	$99,362
Digital	2,275	2,338
International	873	1,537
Consolidated	$74,337	$103,237

			% Change
As a percentage of segment net revenues:
Domestic	81.1%	79.9%	1.2%
Digital	54.4	55.7	(1.3)
International	79.7	73.8	5.9
Consolidated	79.9%	79.0%	0.9%

Our consolidated cost of sales for fiscal 2010 was $74,337,000, or 79.9% of net revenues, compared to $103,237,000, or 79.0% of net revenues, for fiscal 2009.  Minimal fluctuation in consolidated cost of sales as percentage of consolidated net revenue is incorporated in the gross margin discussion below.

Gross Margin

Our consolidated gross margins for fiscal 2010 were $18,733,000, or 20.1% of consolidated net revenues, compared to $27,454,000, or 21.0% of consolidated net revenues, for fiscal 2009.

Domestic Gross Margin.  The decrease in gross margins for our domestic segment, as a percentage of segment net revenues, is primarily related to higher pricing discounts and market development funds provided customers.  In general, each of our exclusive agreements has differing terms.

Items affecting our gross margins included:

•                  the sales mix of individual titles (because each of our exclusive agreements has differing terms);

•                  the strength of a title’s sales performance;

•                  the selling price of a title;

•                  the costs that we are responsible for, including disc manufacturing costs; and

•                  third-party net profit participations, specifically the royalty rates, distribution fees retained and profit splits inherent in the agreements.

Domestic segment gross profit margin, as a percentage of segment net revenues, for fiscal 2010 declined by 1.2%, to 18.9%, from 20.1% for fiscal 2009.  A reconciliation of the factors contributing to the decrease in gross margin percentage follows:

(1.6)%	Higher pricing discounts and market development funds provided customers
(0.5)	Product and format mix resulting in lower margins
0.9	Lower freight and fulfillment expenses
(1.2)%	Decrease in gross profit margin

Digital Gross Margin.  The increase in gross margin for fiscal 2010 is primarily related to a more favorable sales mix of programming.

International Gross Margin.  The decrease in gross margin for fiscal 2010 is attributable to fairly fixed amortization of film costs over reduced revenue base.

Selling Expenses

The following tables present consolidated selling expenses by reportable business segment and as a percentage of related segment net revenues for the fiscal years ended March 31:

	2010	2009	% Change
	(in thousands)
Selling expenses:
Domestic	$10,744	$13,352	(19.5)%
Digital	214	327	(34.6)
International	314	546	(42.5)
Consolidated	$11,272	$14,225	(20.8)%

As a percentage of segment net revenues:
Domestic	12.2%	10.7%	1.5%
Digital	5.1	7.8	(2.7)
International	28.7	26.2	2.5
Consolidated	12.1%	10.9%	1.2%

Domestic Selling Expenses.  Domestic selling expenses for fiscal 2010, as a percentage of revenues, increased to 12.2% from 10.7% for fiscal 2009 primarily due to reduced revenue base and increase in advertising and promotional expense related to the theatrical release of Management described below.  Domestic advertising and promotional expenses (a component of domestic selling expenses) increased to $5.7 million in fiscal 2010 compared to $6.4 million in fiscal 2009, and as a percentage of revenues increased from 6.5% from 5.2% in fiscal 2009.  A substantial portion of these increases in domestic selling expenses and advertising and promotional expenses is related to the theatrical release of one title.  Advertising and promotional expenditures related to the theatrical release of Management, expensed during the three months ended June 30, 2009, totaled $1.9 million, or 2.2% of domestic net revenues for fiscal 2010.  If the Management expenditures are excluded, selling expenses and advertising and promotional expenses for fiscal 2010 decreased to $8.8 million and $3.7 million, respectively, and as a percentage of revenues, to 10.0% and 4.3%, respectively.  We believe that providing analysis of these expenses that excludes Management expenditures promotes comparability and provides meaningful information to investors.

Personnel costs were lower by $1.2 million, travel expenses were lower by $275,000 and outside commissions were lower by $227,000 for fiscal 2010 as compared to the prior year as a result of our cost reduction efforts discussed under “Liquidity and Capital Resources—Plans to Improve Our Liquidity” above.

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

General and Administrative Expenses

The following tables present consolidated general and administrative expenses by reportable business segment and as a percentage of related segment net revenues for the fiscal years ended March 31:

	2010	2009	% Change
	(in thousands)
General and administrative expenses:
Domestic	$18,317	$15,793	16.0%
Digital	280	772	(63.7)
International	17	314	(94.6)
Consolidated	$18,614	$16,879	10.3%

As a percentage of segment net revenues:
Domestic	20.9%	12.7%	8.2%
Digital	6.7	18.4	(11.7)
International	1.6	15.1	(13.5)
Consolidated	20.0%	12.9%	7.1%

Domestic General and Administrative Expenses.  The increase in domestic general and administrative expenses for fiscal 2010 as compared to fiscal 2009 was primarily due to severance accruals related to staff reductions and an increased reserve for potential uncollectible receivables from Movie Gallery and Hollywood Video of $948,000. See “Recent Events—Movie Gallery’s Bankruptcy Filing” above.   Partially offsetting the above increases was decreased expenses associated with merger processes compared fiscal 2009.

The increase in domestic general and administrative expenses for fiscal 2010 as compared to the fiscal 2009 was due to the following:

•                  severance accruals of $1.2 million related to the June 2009 and February 2010 staff reductions and $673,000 related to the departure of former President and Chief Financial Officer in March 2010 for fiscal 2010, compared to severance accruals of $439,000 related to the February 2009 staff reduction and $499,000 related to the departure of the former President in March 2009 for fiscal 2009;

•                  reserve for potential uncollectable receivables of $1.2 million;

•                  accrual of estimated legal settlement of $675,000; and

•                  write-off of unamortized paid premium insuring the previous board members and officers of $340,000.

Offsetting the above increases were:

•                  lower legal expenses related to evaluating strategic alternatives, merger processes, and distribution agreement and the resolution of the related disputes of $727,000;

•                  lower travel expenses by $208,000;

•                  lower temporary labor by $205,000; and

•                  lower property and equipment depreciation and amortization by $201,000.

Digital and International General and Administrative Expenses.  The decrease in digital and international general and administrative expenses is a result of the strategic realignment of our operations.  We have reduced personnel specifically allocated to our digital and international operations, therefore reducing the costs of these segments.

Other Expenses/Income

Interest Expense, Net

	2010	2009	% Change
	(in thousands)
Noncash amortization of debt discount	$321	$1,081	(70.3)%
Noncash amortization of deferred financing costs	354	380	(6.8)
Interest expense, net of interest income	1,470	1,859	(20.9)
Interest expense, net	$2,145	$3,320	(35.4)%

As a percentage of net revenues	2.3%	2.5%	(0.2)%

Interest expense, net, for fiscal 2010 decreased as compared to fiscal 2009 primarily as a result of reduced interest-bearing debt levels.  Net noncash charges to interest expense, representing amortization of the Arvato manufacturing advance debt discount, convertible note debt discount and deferred financing costs, for fiscal 2010 and 2009, totaled $675,000 and $1,461,000, respectively.  See “Note 9—Long-Term Debt” for more information on the amortization and deferred financing costs.

Loss on Extinguishment of Debt

The net loss on extinguishment of debt for fiscal 2010 was $277,000, related to the amendment of our senior secured convertible note in July 2009 on substantially different terms and the subsequent note retirement in January 2010.  See “Note 9 — Long-Term Debt— Senior Convertible Note — Loss on Extinguishment of Debt.”

Other Income

Other income, net of $7,751,000 for fiscal 2010 included:

•                  $5,218,000 million forgiveness of debt from various vendors;

•                  $1,469,000 in business interruption fees in accordance with the Merger Agreement that was terminated in April 2009;

•                  $334,000 of deferred rent written-off as a result of the renegotiation of the long-term lease, which does not include a rent escalation clause;

•                  $570,000 in noncash income resulting from the change in fair value of a warrant, purchase rights and embedded derivatives; and

•                  $161,000 gain on disposal of assets.

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

Income Taxes

We have recorded state income and franchise and foreign taxes for fiscal 2010 and 2009.

Even though we have fully reserved our net deferred tax assets, such tax assets may be available to reduce future income taxes payable should we have future earnings. To the extent such deferred tax assets relate to NOL carryforwards, the ability to use such NOL carryforwards against future earnings will be subject to applicable carryforward periods and limitations subsequent to a change in ownership.

As of March 31, 2010, we had NOL carryforwards for federal and state income tax purposes of $35.2 million and $24.0 million, respectively; however, due to the limitations on the utilization of the federal and state NOL carryforwards as a result of the change in ownership that occurred during the year, the maximum NOL carryforwards that may be available to offset future taxable income through 2030 were reduced to $9.9 million and $15.2 million, respectively.

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

Revenue Recognition.  In accordance with applicable Financial Accounting Standards Board (or FASB) guidance, we recognize revenues from home video distribution net of an allowance for estimated returns, as well as related costs, in the period in which the product is available for sale by our customers (at the point that title and risk of loss transfer to the customer, which is generally upon receipt by the customer, and in the case of new releases, after “street date” restrictions lapse).  Rental revenue under revenue sharing arrangements are recognized when we are entitled to receipts and such receipts are determinable.  We recognize revenues from domestic and international broadcast licensing and home video sublicensing, as well as associated costs, when the titles are available to the licensee and other FASB recognition requirements are met.  We defer fees received in advance of availability, usually in the case of advances received from Universal Music Group International, Digital Site, Warner Music Australia and other international home video sublicensees, and for broadcast, until other revenue recognition requirements have been satisfied.  Provisions for uncollectible accounts receivable are provided at the time of sale.  As of March 31, 2010, deferred revenue totaled $6,571,000, up 30.5% from March 31, 2009.

Royalty and Distribution Fees (including Recoupable Production Costs).  For each reporting period, we estimate the ultimate total revenues to be received throughout a title’s exclusive distribution term from exploitation of that title in multiple home entertainment formats.  While we charge royalty and distribution fee advances to operations as related revenues are earned, estimates of ultimate revenues are important in determining whether we should record additional royalty and distribution fee expense as cost of sales in any given reporting period.  We amortize royalty and distribution fee advances to expense in the same ratio that the current period revenues for a title or group of titles bear to the estimated remaining unrecognized ultimate revenues for that title.  Additionally, in circumstances required by FASB Accounting Standards Codification (or ASC) 926, Entertainment—Films, we recognize additional amortization to the extent that capitalized advance royalty and distribution fees exceed their estimated fair value in the period when estimated.

We base our estimates of ultimate revenue for each title on the historical performance of that title, similar titles and specific genre performance.  We attempt to reflect in our estimates the most current available information on the title.  We update such estimates based upon the actual results of each format’s revenue performance.  Estimates of ultimate revenues on a title-by-title basis are subject to substantial uncertainty.  Factors affecting future actual performance include focus from the sales and marketing department (including advertising, promotions and price reductions), availability of retail shelf space, retail customer product placement and advertising, maintenance of adequate inventory levels, concert touring by the artist in the case of music-related DVDs and CDs, retail sell-through, and ultimately continued end-user consumer demand.  Any of the above factors can contribute to a title’s actual performance exceeding our expectations prior to release or failure to meet pre-release expectations.  Overestimation of ultimate revenues would cause unamortized costs to be amortized at a slower rate or a delay in adjusting costs to their fair value until such time estimates are reduced, causing unamortized costs to be overstated and increased amortization of costs in a later period.  Underestimation of ultimate revenues would cause unamortized costs to be amortized more quickly until ultimate revenue estimates are increased, causing unamortized costs to be understated and decreased amortization of costs in a later period. See “Trends Impacting our Business” above under Recent Events.

Inventory Valuation.  For each reporting period, we evaluate our ending inventories for excess quantities and obsolescence.  This evaluation includes analysis of historical sales levels by title, format and genre, and projections of future demand.  In addition, we write down inventories that are considered obsolete or overstocked.  Remaining inventory balances are adjusted to approximate the lower-of-cost or market value, and result in a new basis in such inventory until sold.  If future demand or market conditions are less favorable than our projections, additional inventory write-downs may be required, and would be reflected in cost of sales in the period the revision is made.  Future demand will be dependent upon the continued retail customer acceptance of our content, future demand by end-user consumer, advertising, promotions and price reductions, market conditions (either favorable or unfavorable) and future warehouse storage limitations.  Should projections of future inventory demand be overstated, the value of inventory would be overstated and current cost of sales understated, with future cost of sales overstated.  Conversely, should projections of future demand be understated, the value of inventory would be understated and the current cost of sales overstated, with future cost of sales understated. See “Trends Impacting our Business” above under Recent Events.

Allowance for Sales Returns and Doubtful Accounts Receivable.  For each reporting period, we evaluate product sales and accounts receivable to estimate their effect on revenues due to product returns, sales allowances and other credits given, and delinquent accounts.  Our estimates of product sales that will be returned and the amount of receivables that will ultimately be collected require the exercise of judgment and affect reported revenues and net earnings.  In determining the estimate of product sales that will be returned, we analyze historical returns (quantity of returns and time to receive returned product), historical pricing and other credit memo data, current economic trends, and changes in customer demand and acceptance of our products, including reorder activity.  Based on this information, we reserve a percentage of each dollar of product sales where the customer has the right to return such product and receive a credit memo.  Actual returns could be different from our estimates and current provisions for sales returns and allowances, resulting in future charges to earnings.  Estimates of future sales returns and other credits are subject to substantial uncertainty.  Factors affecting actual returns include retailer financial difficulties, the perception of comparatively poor retail performance in one or several retailer locations, limited retail shelf space at various times of the year, inadequate advertising or promotions, retail prices being too high for the perceived quality of the content or other comparable content, the near-term release of similar titles, and poor responses to package designs.  Underestimation of product sales returns and other credits would result in an overstatement of current revenues and lower revenues in future periods.  Conversely, overestimation of product sales returns would result in an understatement of current revenues and higher revenues in future periods.

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

Valuation of Deferred Income Taxes.  Income taxes are accounted for under the asset and liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  We must assess the likelihood that our deferred tax assets will be recovered from future taxable income, and to the extent that it is more likely than not that such deferred tax assets will not be realized, we must establish a valuation allowance.  The establishment, or increase, of a valuation allowance increases income tax expense for such year. We have a valuation allowance against 100% of our net deferred tax assets, which are comprised primarily of NOL carryforwards. Even though we have fully reserved these net deferred tax assets for book purposes, we would still be able to utilize them to reduce future income taxes payable should we have future earnings.  To the extent such deferred tax assets relate to NOL carryforwards, the ability to use such NOLs against future earnings will be subject to applicable carryforward periods. As of March 31, 2010, we had NOL carryforwards for federal and state tax purposes of $9.9 million and $15.2 million, respectively, which may be available to offset taxable income through 2030.  These amounts available reflect the limitations in the utilization of our NOL carryforwards as a result of a change in ownership that occurred during the year.

Derivatives.  We adopted ASC 820, Fair Value Measurements and Disclosures, on April 1, 2008, which did not have a material impact on our financial statements.  ASC 820 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under ASC 820 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under ASC 820 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value as follows:

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

Interest Rate Fluctuation Risk

At March 31, 2010 and 2009, approximately $6.4 million and $10.9 million, respectively, of our outstanding borrowings were subject to changes in interest rates.  We do not use derivatives to manage this risk.  This exposure is linked to the Prime Rate and LIBOR.

Management believes that moderate changes in the Prime Rate or LIBOR would not materially impact our operating results or financial condition.  For example, a 10.0% increase in fiscal year end interest rates would result in (i) an approximate $30,000 annual increase in pre-tax loss based upon our outstanding borrowings at March 31, 2010 and (ii) an approximate $44,000 annual impact on pre-tax loss based upon our outstanding borrowings at March 31, 2009.

Foreign Exchange Rate Fluctuation Risk

At March 31, 2010 and 2009, our accounts receivable related to international distribution and denominated in foreign currencies were minimal.  These receivables are subject to future foreign exchange rate risk and could become significant in the future.  We distribute some of our licensed DVD programming (for which we hold international distribution rights) internationally through sub-licensees.  Additionally, we exploit international broadcast rights to some of our exclusive entertainment programming (for which we hold international broadcast rights).  Management believes that moderate changes in foreign exchange rates will not materially affect our operating results or financial condition.  To date, we have not entered into foreign currency exchange contracts.

ITEM 8.               FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

IMAGE ENTERTAINMENT, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Image Entertainment, Inc.

Chatsworth, California

We have audited the consolidated balance sheets of Image Entertainment, Inc. and Subsidiaries (the Company) as of March 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ (deficit) equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Image Entertainment, Inc. and Subsidiaries as of March 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ BDO SEIDMAN LLP

Los Angeles, California

June 29, 2010

IMAGE ENTERTAINMENT, INC.

CONSOLIDATED BALANCE SHEETS

March 31, 2010 and 2009

ASSETS

(In thousands)	2010	2009
Current assets:
Cash	$460	$802
Accounts receivable, net of allowances of $8,688 – 2010 $10,217 – 2009	17,676	19,376
Inventories	12,659	14,629
Royalty and distribution fee advances	10,979	16,570
Prepaid expenses and other assets	847	1,545
Total current assets	42,621	52,922
Noncurrent inventories, principally production costs	2,201	2,506
Noncurrent royalty and distribution advances	15,669	21,188
Property, equipment and improvements, net	1,105	2,161
Goodwill	5,715	5,715
Other assets	86	221
Total assets	$67,397	$84,713

See accompanying notes to consolidated financial statements.

IMAGE ENTERTAINMENT, INC.

CONSOLIDATED BALANCE SHEETS, CONTINUED

March 31, 2010 and 2009

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS’ (DEFICIT) EQUITY

(In thousands, except share data)	2010	2009
Current liabilities:
Accounts payable	$6,803	$12,761
Accrued liabilities	8,638	5,626
Accrued royalties and distribution fees	14,048	20,777
Accrued music publishing fees	5,846	6,222
Deferred revenue	6,571	5,035
Revolving credit facility	6,380	10,933
Current portion of long-term debt, less debt discount	—	10,094
Series B cumulative preferred stock dividends payable	616	—
Total current liabilities	48,902	71,448
Long-term debt, less current portion, less debt discount	—	5,663
Other long-term liabilities, less current portion	2,442	2,105
Total liabilities	51,344	79,216
Commitments and Contingencies (Note 12)
Series B preferred stock, $0.0001 par value, 30,000 shares authorized; 22,600 and none issued and outstanding at March 31, 2010 and 2009, respectively Liquidation preference of $23,216 and none, respectively	6,019	—
Series C convertible preferred stock, $0.0001 par value, 270,000 shares authorized; 202,066.6 and none issued and outstanding at March 31, 2010 and 2009, respectively	10,895	—
Stockholders’ (deficit) equity:
Common stock, $.0001 par value, 100 million shares authorized; 25,356,000 and 21,856,000 issued and outstanding in 2010 and 2009, respectively	3	2
Additional paid-in capital	53,284	52,693
Accumulated deficit	(54,148)	(47,198)
Net stockholders’ (deficit) equity	(861)	5,497
Total liabilities, preferred stock and stockholders’ (deficit) equity	$67,397	$84,713

See accompanying notes to consolidated financial statements.

IMAGE ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended March 31, 2010 and 2009

(In thousands, except per share data)	2010	2009
NET REVENUES	$93,070	$130,691
COST OF SALES	74,337	103,237
Gross margin	18,733	27,454
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Selling expenses	11,272	14,225
General and administrative expenses	18,614	16,879
Total selling, general and administrative expenses	29,886	31,104
LOSS FROM OPERATIONS	(11,153)	(3,650)
OTHER EXPENSES (INCOME):
Interest expense, net	2,145	3,320
Loss on extinguishment of debt	277	—
Other income	(7,751)	(5,205)
	(5,329)	(1,885)
LOSS BEFORE PROVISION FOR INCOME TAXES	(5,824)	(1,765)
PROVISION FOR INCOME TAXES	98	39
NET LOSS	(5,922)	(1,804)
Dividend on Series B preferred stock	(616)	—
Deemed dividend on Series C preferred stock	(412)	—
NET LOSS APPLICABLE TO COMMON SHAREHOLDERS	$(6,950)	$(1,804)
NET LOSS PER COMMON SHARE:
Net loss per common share – basic and diluted	$(0.31)	$(0.08)
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	22,644	21,856

See accompanying notes to consolidated financial statements.

IMAGE ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

For the Years Ended March 31, 2010 and 2009

	Common Stock
(In thousands)	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Total

Balance at March 31, 2008	21,856	$2	$52,618	$(45,394)	$7,227
Net loss	—	—	—	(1,804)	(1,804)
Share-based compensation	—	—	75	—	75

Balance at March 31, 2009	21,856	2	52,693	(47,198)	5,497
Issuance of stock	3,500	1	226	—	227
Series C preferred stock deemed dividend	—	—	—	(412)	(412)
Series B preferred stock dividend	—	—	—	(616)	(616)
Share-based compensation	—	—	365	—	365
Net loss	—	—	—	(5,922)	(5,922)
Balance at March 31, 2010	25,356	$3	$53,284	$(54,148)	$(861)

See accompanying notes to consolidated financial statements.

IMAGE ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended March 31, 2010 and 2009

(In thousands)	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,922)	$(1,804)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of production costs	4,346	4,881
Depreciation and other amortization	1,759	2,757
Provision for lower of cost or market inventory write-downs	1,714	2,559
Provision (benefit) for doubtful accounts, sales returns and other credits	(2,048)	1,692
Accelerated amortization and fair value write-down of advance royalty and distribution fees	2,276	3,866
Loss on extinguishment of debt	277	—
Gain on forgiveness of liabilities	(5,218)	—
Change in fair value of warrant, purchase rights and embedded derivatives	(570)	209
Stock-based compensation expense	365	75
Noncash consideration from disposal of property, equipment and improvements	200	—
Gain on disposal of property, equipment and improvements	(161)	—
Noncash consideration for investment banking services received	597	—
Changes in assets and liabilities associated with operating activities:
Accounts receivable	3,748	(3,638)
Inventories	(1)	(560)
Royalty and distribution fee advances	2,940	(3,930)
Production cost expenditures	(3,784)	(5,004)
Prepaid expenses and other assets	288	78
Accounts payable, accrued royalties, fees and liabilities	1,226	5,126
Deferred revenue	1,536	(5,120)
Net cash provided by operating activities	3,568	1,187
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, equipment and improvements	(68)	(368)
Net cash used in investing activities	(68)	(368)

See accompanying notes to consolidated financial statements.

IMAGE ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED☒

For the Years Ended March 31, 2010 and 2009

(In thousands)	2010	2009
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facility	$86,996	$131,964
Repayments of borrowings under revolving credit facility	(91,549)	(126,196)
Repayments of long-term debt	(18,197)	(7,391)
Net proceeds from issuance of preferred stock	18,908	—
Net cash used in financing activities	(3,842)	(1,623)
DECREASE IN CASH:	(342)	(804)
Cash at beginning of year	802	1,606
Cash at end of year	$460	$802
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$1,334	$1,913
Income taxes	$(75)	$324

See accompanying notes to consolidated financial statements.

IMAGE ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

For the Years Ended March 31, 2010 and 2009

SUPPLEMENTAL DISCLOSURES OF NONCASH OPERATING, INVESTING AND FINANCING ACTIVITIES:

As of March 31, 2010 and 2009, we accrued approximately $1.1 million and $5.5 million, respectively, for royalty advances and distribution fees for committed unpaid royalty and production advances where future payment is based upon the release of the program or the passage of time.  As of March 31, 2010, we accrued approximately $616,000 for undeclared dividends on Series B preferred stock.

See accompanying notes to consolidated financial statements.

IMAGE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.           Basis of Presentation and Summary of Significant Accounting Policies.

Basis of Presentation and Principles of Consolidation.  The accompanying consolidated financial statements include the accounts of Image Entertainment, Inc. and its subsidiaries Egami Media, Inc. and Image Entertainment (UK), Inc. (or collectively, we, our or us) as of March 31, 2010.  Effective June 30, 2010, we plan to merge our wholly owned subsidiaries, Egami Media, Inc. and Image Entertainment (UK), Inc., into the parent corporation, Image Entertainment, Inc.  All significant former intercompany balances and transactions have been eliminated in consolidation.

On January 8, 2010, we issued JH Partners certain shares of preferred stock in exchange for an aggregate purchase price of $22.0 million (see Notes 18 and 19).  The transaction resulted in JH Partners obtaining approximately 88.6% of the voting control of the Company.  Because JH Partners acquired less than 95% voting control, we have elected not to apply the push-down accounting and therefore there was no fair value adjustment to the Company’s assets or liabilities.  If the JH Partners investment in the Company control increases to 95% or more, we will evaluate the Company’s assets and liabilities at that time.

Business.  We engage primarily in the domestic acquisition and wholesale distribution of home entertainment content for release on DVD, digitally and in other home entertainment formats, via exclusive distribution and royalty agreements.  We also distribute our exclusive DVD programming internationally, primarily by relying on sublicensees (particularly Universal Music Group International, Warner Music Australia and Digital Site), from whom we receive revenues in the form of royalty income.

Use of Estimates in Preparation of Financial Statements.  The preparation of our consolidated financial statements in conformity with United States generally accepted accounting principles (or U.S. GAAP) requires management to make estimates and assumptions that affect the amounts reported in the financial statements.  The significant areas requiring the use of management estimates are related to provisions for lower-of-cost or market inventory write-downs, accounts receivable doubtful debt and sales returns reserves, unrecouped royalty and distribution fee advances, valuation of deferred taxes, and valuation of warrants, preferred stock and share based compensation expense.  Although these estimates are based on management’s knowledge of current events and actions management may undertake in the future, actual results may ultimately differ materially from those estimates.

Cash.  At times our cash deposits may be in excess of the Federal Deposit Insurance Corporation (or FDIC) insurance limit.

Fair Value of Financial Instruments.  The carrying amount of our financial instruments, which principally include cash, trade receivables, accounts payable and accrued expenses, approximates fair value due to the relatively short maturity of such instruments. The fair value of our debt instruments approximates the amount of future discounted cash flows associated with each instrument.

We adopted Financial Accounting Standards Board (or FASB) Accounting Standards Codification (or ASC) 820, Fair Value Measurements and Disclosures, on April 1, 2008, which did not have a material impact on our financial statements.  ASC 820 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under ASC 820 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under ASC 820 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value as follows:

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

Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.  Liabilities valued with level 3 inputs are described in “Note 11 — Long-Term Debt — Derivative Liabilities — Stock Warrant and Embedded Derivatives” below.

IMAGE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Revenue Recognition.  Revenue is recognized upon meeting the recognition requirements of ASC 926, Entertainment—Films and ASC 605, Revenue Recognition.  Revenues from home video distribution are recognized net of an allowance for estimated returns, as well as related costs, in the period in which the product is available for sale by our customers (at the point that title and risk of loss transfer to the customer, which is generally upon receipt by the customer and in the case of new releases, after “street date” restrictions lapse).  Rental revenues under revenue sharing arrangements are recognized when we are entitled to receipts and such receipts are determinable.  Revenues from domestic and international broadcast licensing and home video sublicensing, as well as associated costs, are recognized when the programming is available to the licensee and other FASB recognition requirements are met.  Fees received in advance of availability, usually in the case of advances received from Universal Music Group International, Digital Site, and other international home video sublicensees and for broadcast programming, are deferred until earned and all revenue recognition requirements have been satisfied.  Provisions for uncollectible accounts receivable are provided at the time of sale.

Inventories.  Inventories consist primarily of finished products for sale (which are stated at the lower-of-cost or market, with cost being determined on an average-cost basis) and unamortized non-recoupable production costs.  See “Non-Recoupable Production Costs” below.

Allowances for Sales Returns and Doubtful Accounts Receivable.  For each reporting period, we evaluate product sales and accounts receivable to estimate their effect on revenues due to product returns, sales allowances and other credits given, and delinquent accounts.  Our estimates of product sales that will be returned and the amount of receivables that will ultimately be collected require the exercise of judgment and affect reported revenues and net earnings.  In determining the estimate of product sales that will be returned, we analyze historical returns (quantity of returns and time to receive returned product), historical pricing and other credit memo data, current economic trends, and changes in customer demand and acceptance of our products, including reorder activity.  Based on this information, we reserve a percentage of each dollar of product sales where the customer has the right to return such product and receive a credit memo.  Actual returns could be different from our estimates and current provisions for sales returns and allowances, resulting in future charges to earnings.  Estimates of future sales returns and other credits are subject to substantial uncertainty.  Factors affecting actual returns include retailer financial difficulties, the perception of comparatively poor retail performance in one or several retailer locations, limited retail shelf space at various times of the year, inadequate advertising or promotions, retail prices being too high for the perceived quality of the content or other comparable content, the near-term release of similar titles, and poor responses to package designs.  Underestimation of product sales returns and other credits would result in an overstatement of current revenues and lower revenues in future periods.  Conversely, overestimation of product sales returns would result in an understatement of current revenues and higher revenues in future periods.

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

Advertising Costs.  Our advertising expense consists of expenditures related to advertising in trade and consumer publications, product brochures and catalogs, booklets for sales promotion, radio advertising and other promotional costs.  In accordance with ASC 720-35, Other Expenses—Advertising Costs, and ASC 340-20, Other Assets and Deferred Costs—Capitalized Advertising Costs, we expense advertising costs in the period in which the advertisement first takes place.  Product brochures and catalogs and various other promotional costs are capitalized and amortized over the expected period of future benefit, but generally not exceeding six months.  Our co-op advertising is expensed in accordance with ASC 605-50, Revenue Recognition—Customer Payment and Incentives.  We had minimal prepaid advertising costs at March 31, 2010 and 2009.  For fiscal 2010 and 2009, advertising and promotion expense was $5,706,000 and $6,478,000, respectively.

Market Development Funds.  In accordance with ASC 605-50, market development funds, including funds for specific product positioning, taken as a deduction from payment for purchases by customers are classified by us as a reduction to revenues. The following reductions to consolidated net revenues have been made in accordance with the guidelines of this issue: $8,590,000 for fiscal 2010 and $9,014,000 for fiscal 2009.

Allowances Received From Vendors.  In accordance with ASC 605-50, we classify consideration received as a reduction in cost of sales in the accompanying statements of operations unless we receive an identifiable benefit in exchange for the consideration, or the consideration represents reimbursement of a specific, identifiable cost incurred by us in selling the vendor’s product.

Shipping Income and Expenses.  In accordance with ASC 605-45, Revenue Recognition—Principal Agent Considerations, we classify amounts billed to customers for shipping fees as revenues, and classify costs related to shipping as cost of sales in the accompanying statements of operations.

Major Customers and Suppliers.  Amazon.com, Inc. and Alliance Entertainment LLC (or AEC) accounted for approximately 17% and 14%, respectively, of our net revenues for the year ended March 31, 2010.  Amazon.com, Inc. accounted for approximately 14% of our net revenues for the year ended March 31, 2009.  No other customers accounted for more than 10% of our net revenues in fiscal 2010 and 2009.  At March 31, 2010, Amazon and AEC accounted for approximately 18% and 13%, respectively, of our gross accounts receivables.  At March 31, 2009, Anderson Merchandisers, AEC and Amazon.com, Inc. accounted for approximately 12%, 11% and 10%, respectively, of our gross accounts receivables.  Our content supplied by Criterion represented approximately 23% and 19% of our fiscal 2010 and 2009 net revenues, respectively.

IMAGE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We source primarily all of our DVD and CD manufacturing with Arvato Digital Services (formerly known as Sonopress LLC) (or Arvato).  See “Note 11. Long-Term Debt - Disc Replication Agreement and Related Advance.”

Goodwill.  Goodwill is not amortized, but instead is tested for impairment at least annually.  We performed our annual test of goodwill impairment and have concluded that there was no impairment.

Impairment of Long-Lived Assets.  We review for the impairment of long-lived and specific, identifiable intangible assets whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.  An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount.  We have no intangible assets with indefinite useful lives.

Foreign Currency Transactions.  Foreign currency-denominated transactions are recorded at the exchange rate in effect at the time of occurrence, and the gains or losses resulting from subsequent translation of the corresponding receivable or payable at current exchange rates are included as a component of other income and expenses in the accompanying statements of operations.  To date, we have not entered into foreign currency exchange contracts.

Income Taxes.  We account for income taxes pursuant to the provisions of ASC 740, Income Taxes, whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases and the future tax benefits derived from operating loss and tax credit carryforwards.  We provide a valuation allowance on our deferred tax assets when it is more likely than not that such deferred tax assets will not be realized.  We have a valuation allowance against 100% of our net deferred tax assets at March 31, 2010 and 2009.

Effective April 1, 2007, we adopted the provisions of ASC 740.  The first step is to determine whether or not a tax benefit should be recognized.  A tax benefit will be recognized if the weight of available evidence indicates that the tax position is more likely than not to be sustained upon examination by the relevant tax authorities.  The recognition and measurement of benefits related to our tax positions requires significant judgment as uncertainties often exist with respect to new laws, new interpretations of existing laws, and rulings by taxing authorities.  Differences between actual results and our assumptions, or changes in our assumptions in future periods, are recorded in the period they become known.

Earnings/Loss per Share.  Basic earnings/loss per share is computed using the weighted-average number of common shares outstanding during the period.  Diluted earnings per share are computed using the combination of dilutive common share equivalents and the weighted-average shares outstanding during the period.  Diluted loss per share is equivalent to basic loss per share as inclusion of common share equivalents would be antidilutive.

Series B Preferred Stock Dividends.  We record preferred stock dividends on our Series B Preferred Stock in our consolidated statements of operations based on the value of dividends at each dividend accrual date.  Our Preferred Stock has a cumulative compounding dividend rate equal to 12% per year of the liquidation preference of $1,000 per share (subject to adjustment upon any stock dividend, stock split or similar event).  Dividends will accrue automatically on a daily basis, but will be payable in cash only when, and if, declared by the Board.  Accrued dividends will be compounded quarterly with the effect that an additional dividend will accrue on each share of Series B Preferred at the dividend rate on the amount so compounded until such amount is actually paid.

Stock Options.  ASC 718, Compensation—Stock Compensation, establishes standards with respect to the accounting for transactions in which an entity exchanges its equity instruments for goods or services, or incurs liabilities in exchange for goods or services, that are based on the fair value of the entity’s equity instruments, focusing primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  ASC 718 requires public entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions) and recognize the cost over the period during which an employee is required to provide service in exchange for the award.

Restricted Stock Units.  There were no restricted stock units awarded during the years ended March 31, 2010 and 2009.

IMAGE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock-Based Compensation Valuation and Expense Information.  The fair value of each option award is estimated on the date of grant using a closed-form option valuation model (Black-Scholes) based on the assumptions noted in the following table.  Expected volatilities are based on historical volatility of our stock and other factors.  The expected term of options granted represents the period of time that options granted are expected to be outstanding.  The following table represents the assumptions used in the Black-Scholes option-pricing model for options granted during fiscal 2010 and 2009:

	Fiscal Year Ended March 31, 2010	Fiscal Year Ended March 31, 2009

Risk-free interest rate	1.68% - 1.89%	3.18% - 3.39%
Expected term (in years)	3.9 to 4.6 years	3.9 to 4.6 years
Expected volatility for options	96%-103%	68%-70%
Expected dividend yield	0%	0%

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

Stock-based compensation expense during fiscal 2010 and 2009 was $365,000 and $75,000, respectively.

Recently Issued Accounting Standards.

On June 29, 2009, the FASB issued ASC 105, Generally Accepted Accounting Principles.  This standard establishes the FASB Accounting Standards CodificationTM (or the Codification) as the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (or the SEC) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. Content contained in the SEC Sections of the Codification is provided for convenience and relates only to SEC registrants. The SEC Sections are not the authoritative sources of such content and do not contain the entire population of SEC rules, regulations, interpretive releases, and staff guidance. Content in the SEC Sections is expected to change over time, and there may be delays between SEC and staff changes to guidance and Accounting Standards Updates. The Codification does not replace or affect guidance issued by the SEC or its staff for public entities in their filings with the SEC. On the effective date of this guidance, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. This guidance is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Codification was effective for our second fiscal quarter ended September 30, 2009, and its application did not have a material impact on our consolidated financial statements.

On April 1, 2009, we adopted ASC 815-40, Derivatives and Hedging — Contracts in Entity’s Own Entity.  The objective is to provide guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock.  ASC 815-40 applies to any freestanding financial instrument or embedded feature that has all the characteristics of a derivative described in ASC 815-10 Derivatives and Hedging, for purposes of determining whether that instrument or embedded feature qualifies for the first part of the scope exception in section 15 of ASC 815-10. ASC 815-10-15 specifies that a contract that would otherwise meet the definition of a derivative under that guidance issued or held by the reporting entity that is both (a) indexed to its own stock and (b) classified in stockholders’ equity in its statement of financial position shall not be considered a derivative financial instrument for purposes of applying that guidance.  If a freestanding financial instrument (for example, a stock purchase warrant) meets the scope exception in ASC 815-10-15, it is classified as an equity instrument and is not accounted for as a derivative instrument.  ASC 815-10-15 also applies to any freestanding financial instrument that is potentially settled in an entity’s own stock, regardless of whether the instrument has all the characteristics of a derivative, for purposes of determining whether the instrument is within the scope of ASC 815-40.  The provisions of this issue did not have a material impact on our consolidated financial position and results of operations.

IMAGE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On April 1, 2009, we adopted ASC 470-20, Debt — Debt with Conversion and Other Options.  ASC 470-20 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting.  In addition, this topic provides that issuers of such instruments should separately account for the liability and equity components of those instruments by allocating the proceeds at the date of issuance of the instrument between the liability component and the embedded conversion option (the equity component).  The equity component is recorded in equity and the reduction in the principal amount (debt discount) is amortized as interest expense over the expected life of the instrument using the interest method.  The adoption of ASC 470-20 did not have a material impact on our consolidated financial position and results of operations.

On April 1, 2009, we adopted ASC 805, Business Combinations, and ASC 810, Consolidation.  These new standards are the U.S. GAAP outcome of a joint project with the International Accounting Standards Board (or IASB).  ASC 805 and ASC 810 introduce significant changes in the accounting for and reporting of business acquisitions and noncontrolling interests in a subsidiary.  ASC 805 and ASC 810 continue the movement toward the greater use of fair values in financial reporting and increased transparency through expanded disclosures.  ASC 805 changes how business acquisitions are accounted for and will impact financial statements at the acquisition date and in subsequent periods.  ASC 810 requires noncontrolling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with noncontrolling interest holders.  The adoption of ASC 805 and ASC 810 has not had any impact on our consolidated financial position, results of operations and cash flows.

On April 1, 2009, we adopted ASC 350-30, Intangibles — Goodwill and Other — General Intangibles Other than Goodwill.  ASC 350-30 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under ASC 350, Intangibles — Goodwill and Other.  The intent of ASC 350-30 is to improve the consistency between the useful life of a recognized intangible asset under ASC 350 and the period of expected cash flows used to measure the fair value of the asset under ASC 805 and other applicable accounting literature.  The adoption of this statement did not have a material impact on our consolidated financial position or results of operations.

We adopted ASC 855, Subsequent Events, during the fiscal first quarter ended June 30, 2009.  ASC 855 establishes standards of accounting for and disclosure of events that occur after the balance sheet dated but before financial statements are issued.  In February 2010, the FASB issued ASU No. 2010-09, Subsequent Events (Topic 855).  ASU 2010-09 amends ASC 855, which requires us to evaluate subsequent events through the date that the financial statements are issued, however, we are not required to disclose that date.  ASC 2010-09 is effective upon issuance and we have conformed our disclosure in the accompanying financial statements.  See “Note 20 Subsequent Events” for additional information.

In June 2009, the FASB issued ASC 860-10, Transfers and Servicing — Sales of Financial Assets. This statement eliminates the concept of a qualified special-purpose entity, changes the requirements for derecognizing financial assets and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. This guidance must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. We do not believe that the provisions of this guidance, when effective, will result in a significant impact to our consolidated financial statements.

In June 2009, the FASB amended ASC 810 Consolidation. FASB’s objective in issuing this guidance is to improve financial reporting by enterprises involved with variable interest entities. FASB undertook this project to address (1) the effects on certain provisions of ASC 810 as a result of the elimination of the qualifying special-purpose entity concept in ASC 860-10 (2) constituent concerns about the application of certain key provisions of ASC 810, including those in which the accounting and disclosures under the guidance do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. This guidance shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. We do not believe that the provisions of this guidance, when effective, will result in a significant impact to our consolidated financial statements.

IMAGE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In August 2009, the FASB issued ASU No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) — Measuring Liabilities at Fair Value. This ASU amends Subtopic 820-10, Fair Value Measurements and Disclosures-Overall, for the fair value measurement of liabilities, and provides clarification regarding required valuations techniques for circumstances in which a quoted price in an active market for the identical liability is not available. We adopted ASU 2009-05 during the quarter ended September 30, 2009, and its application did not have a material impact on our consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.  ASU 2010-06 amends ASC 820 and clarifies and provides additional disclosure requirements related to recurring and non-recurring fair value measurements and employers’ disclosures about postretirement benefit plan assets. We will adopt ASU 2010-06 effective as of January 1, 2010. We do not currently anticipate that it will have a material impact on our consolidated financial statements upon adoption.

In February 2010, the FASB issued ASU No. 2010-08, Technical Corrections to Various Topics.  The purpose of ASU 2010-08 is to eliminate GAAP inconsistencies, update outdated provisions, and provide needed clarifications. The adoption of ASU No. 2010-08 will not have a material impact on the Company’s financial statements.

In February 2010, the FASB issued ASU No. 2010-10, Consolidations (Topic 810).  ASU 2010-10 amends (i) the requirements for evaluating whether a decision maker or service contract is a variable interest to clarify that a quantitative approach should not be the sole consideration in assessing the criteria and (2) clarifies that related parties should be considered in applying all of the decision maker and service contract criteria.  The adoption of ASC No. 2010-10 is not expected to have a material impact on the Company’s financial statements.

In February 2010, the FASB issued ASU No. 2010-11, Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives. ASU No. 2010-11 clarifies the type of embedded credit derivative that is exempt from embedded derivative bifurcation requirements. Specifically, only one form of embedded credit derivative qualifies for the exemption — one that is related only to the subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature. The amendments in ASU No. 2010-11 are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010. The adoption of ASC No. 2010-11 is not expected to have a material impact on the Company’s financial statements.

In April 2010, the FASB issued ASU 2010-13, Compensation-Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades - a consensus of the FASB Emerging Issues Task Force.  The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010.  The adoption of ASC No. 2010-13 is not expected to have a material impact on the Company’s financial statements.

Note 2.           Going Concern and Liquidity

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business.  For several years we have incurred significant losses, have not generated sufficient cash to sustain our operations, and have relied on financing activities to supplement cash from operations.  Based on these factors and the coming expiration of the Wachovia loan agreement, the report of our independent registered public accounting firm included elsewhere in the Annual Report contains an explanatory paragraph expressing substantial doubt regarding our ability to continue as a going concern (or Going Concern Opinion).  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

During fiscal 2010, we defaulted on our senior convertible note, which caused cross-defaults on our revolving line of credit and replication and distribution agreement with our exclusive disc manufacturer Arvato Digital Services (or Arvato), and we were significantly past due in our trade payables, including Arvato.  At the end of fiscal 2010, we retired our senior secured convertible note, significantly reduced our vendor obligations, and removed defaults under

IMAGE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

our revolving credit facility and the replication and distribution agreement.  Wachovia provided us with a waiver that the Going Concern Opinion for the fiscal year ended March 31, 2010 will not, in and of itself, result in an event of default under the loan agreement.  Although we remained past due in our obligations to other creditors at March 31, 2010, we were not significantly past due.  The substantial doubt about our ability to continue as a going concern may continue to affect our relationship with our trade and content suppliers.  As a result, our need for cash intensified in the fourth fiscal quarter, and as of March 31, 2010 we were unable to make all payments to all of our suppliers as they become due.  The substantial doubt about our ability to continue as a going concern could also affect our relationship with our trade and content suppliers and their willingness to continue to conduct business with us on terms consistent with historical practice. These suppliers might respond to an apparent weakening of our liquidity position and, to address their own liquidity needs, may request faster payment of invoices, new or increased deposits or other assurances.  If this were to happen, our need for cash would be intensified and we might be unable to make payments to our suppliers as they become due.

A key part of our plan to stabilize and improve our financial condition, among other things, was to recapitalize the Company.  Recapitalization retired the senior convertible note with Portside Growth and Opportunity Fund (or Portside), cured outstanding defaults under our debt agreements, and improved liquidity.

In addition to the 29% decrease in our net revenues for fiscal 2010 to $93 million, from $131 million for fiscal 2009, which is discussed in more detail below, our liquidity is constrained because of the following:

•               costly terminated merger processes

•               our January 30, 2009 principal payment to Portside

•               significant advance payments made for high-profile content not yet released on DVD

•               the economic slowdown’s negative impact on our customers’ buying habits

Costly Terminated Merger Processes

Over the last few years, we have operated through a contentious proxy contest and two terminated merger processes, the last of which terminated in April 2009.  Our Board of Directors terminated the two mergers after the prospective buyers failed to secure the ultimate financing necessary to close the transactions.  We incurred substantial legal, investment banking and other merger process-related fees. Additionally, we believe the processes, both of which were extended and then terminated, had a negative impact on our perceived financial and operating stability with our major customers and suppliers.  Merger-related costs, including legal, investment banking and other related costs, for fiscal 2010 and fiscal 2009 totaled $805,000 and $1.2 million, respectively.  Settlement and business interruption fees received by us for the two terminated mergers totaled $1.5 million in fiscal 2010 and $3.0 million in fiscal 2009.

Our January 30, 2009 Principal Payment to Portside

In January 2009, after strong net revenue performance during the first nine months of fiscal 2009, we paid the first $4 million bi-annual principal payment due under the Portside note.  This $4 million payment caused cash constraints throughout fiscal 2010.  If the Company had been able to amend the note, pushing the due date of this payment further into the future, the Company would have had the capital resources required to acquire additional content for distribution, thereby increasing the potential revenues generated.

Significant Advance Payments Made For High-Profile Content Not Yet Released on DVD/Blu-ray

We have made significant advance payments to secure new cast-driven titles featuring well-known stars such as Sharon Stone that have not yet released on DVD/Blu-ray and accordingly not yet generated revenues. We expect to release such content on DVD/Blu-ray beginning in our second quarter ending September 30, 2010.

The Economic Slowdown’s Negative Impact on our Customers’ Buying Habits

The global economic slowdown has forced retailers to take a hard look at their operations.  Since January 1, 2009, we have experienced a significant reduction in purchases by our retail customers.  Our customers have conserved cash by all means possible, including reducing their inventories by buying less, taking all available credits due them and returning stock.

IMAGE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

To fund our operations, we rely on receivable collections and bank borrowings under our revolving line of credit.  Availability under our revolving line of credit is based entirely on eligible trade accounts receivables.  As a result, slower sales limit our borrowing availability and therefore our liquidity.

Plans to Improve Our Liquidity

We seek to overcome this substantial doubt concerning our ability to continue as going concern by focusing on our strategic operating goals of acquiring and distributing high-profile content in multiple formats while significantly reducing our cost structure.  At the beginning of the 2010 fiscal year, we engaged a nationally recognized investment bank to explore strategic alternatives for us, which resulted in a sale of equity and recapitalization with the Investors and the implementation of a strategic realignment and cost reduction plan.  Subsequent to March 31, 2010, we extended the term of our revolving credit facility.  The term of the revolving credit facility currently expires on October 25, 2010.  We are reviewing revolving credit line options, including negotiating a new revolving credit agreement with Wachovia.

Engagement of Investment Banking Firm and Sale of Equity in Company

In May 2009, we retained Houlihan Lokey Howard & Zukin Capital, Inc. as our exclusive financial advisor to assist us in analyzing a wide range of strategic alternatives, including potential financing or sale transactions.

On January 8, 2010, we sold newly authorized shares of preferred stock to the Investors that represented approximately 88.6% of our post-transaction outstanding voting securities for an aggregate purchase price of $22.0 million.  Concurrent with the transaction, we retired our senior secured convertible note with a portion of the net proceeds and shares of our common stock.  This recapitalization provided additional liquidity for the Company and allowed us to satisfy the senior convertible note with Portside Growth and Opportunity Fund.

Further, on January 9, 2010, our new board of directors appointed in connection with the transaction with JH Partners, LLC appointed a new management team.  The new management team successfully implemented a number of cost savings initiatives, including settlement of past payables at reduced amounts, reduced infrastructure costs and continued reductions of other expenses.

Strategic Realignment and Cost Reduction Plan.

Concurrent with our January 2010 recapitalization, Arvato waived a cross-default on our manufacturing agreement, Wachovia waived the cross-default under our revolving credit facility and we subsequently repaid the remaining $1.8 million outstanding manufacturing advance to Arvato.  We have negotiated reductions in outstanding obligations with certain creditors and vendors.  These negotiated reductions resulted in aggregate debt forgiveness of $5.2 million.  An additional annual reduction of rent expense of approximately $500,000 was recognized as the result of a negotiated reduction in the monthly cost for our corporate headquarters.  Management believes that continuing to pursue its strategic operating goals of acquiring and distributing high-profile content in multiple formats while significantly reducing Image’s cost structure, along with the recent transaction with JH Partners, the repayment of our outstanding manufacturing advance to Arvato, the retirement of our senior secured convertible note and the reduction of other outstanding obligations, will improve Image’s liquidity.

We have continued acquisition of cast-driven feature films supported by a core revenue base of branded lines of content, including The Criterion Collection, Ghost Hunters, programs created for IMAX exhibition and other types of programs with proven historical results.  This allows us to reduce the number of programs we release each month and therefore reduce our costs.  Our goal is to shorten our timeline for return on investment on titles, which needs to be the most critical element in selecting titles for acquisition.

We have also begun executing a cost reduction plan which includes reducing personnel, benefit costs, advertising and other marketing expenditures, travel and trade show expenditures and third-party commissions.

•                  In fiscal 2010, we reduced corporate headcount from 126 employees to 74, saving approximately $5 million in annual personnel costs, including benefits.  In May 2010, an additional reduction in force represented savings of approximately $616,000 in annual personnel costs, including benefits.

•                  Other cost reductions in selling, general and administrative expenses include discretionary advertising, trade shows, travel, health care costs, discretionary information technology expenditures and sales commission restructuring.

IMAGE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We can provide no assurance that the results of our strategic realignment and cost reduction plan or the efforts of our investment banking firm will be successful enough to provide us liquidity relief and accordingly overcome the substantial doubt about our ability to continue as a going concern.

Note 3.           Terminated Merger Agreement with Nyx Acquisitions, Inc.

On November 20, 2008, we entered into an Agreement and Plan of Merger (or Nyx Merger Agreement) with Nyx Acquisitions, Inc., a Delaware corporation (or Nyx), and The Conceived Group, Inc., a Delaware corporation and wholly owned subsidiary of Nyx (or TCG).  Pursuant to the terms of the Nyx Merger Agreement, TCG was to merge with and into us (or Nyx Merger), and we would have continued as the surviving corporation and as a wholly owned subsidiary of Nyx.  Our stockholders approved the Nyx Merger Agreement at a special meeting of stockholders held on February 24, 2009.

On March 24, 2009, pursuant to the second amendment to the merger agreement and in partial consideration for further extending the merger closing date to April 6, 2009, Nyx agreed to release to us $1.0 million of $2.5 million then being held in a trust account.  The payment was nonrefundable to Nyx and had no effect on the purchase price. On March 25, 2009, we received $1.0 million from the trust account.  Accordingly, we recorded the $1 million as other income for fiscal 2009.

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

Following the termination of the Nyx Merger Agreement, the remaining $1.5 million from the business interruption account became due to us and was received on April 21, 2009.  We recorded the $1.5 million received from Nyx in April 2009 as other income.

Expenses related to the terminated Nyx Merger totaled $1.1 million for fiscal 2009 and minimal for fiscal 2010.

Note 4.                                  Film Cost Accelerated Amortization and Fair Value Write-downs.

During calendar 2009, the DVD marketplace experienced the third straight year-over-year decline for the category since the format debuted in 1997.  Home Media Magazine and Strategic Analytics reported in the fourth quarter of our fiscal 2010 a noticeable decline in DVD units sold globally to consumers in 2009.  Fiscal 2010 continued the trend of consumer spending on DVD declining, even with growth in industry wide Blu-ray sales.

With our catalog of approximately 3,000 DVD titles and rights to hundreds of high-definition masters that will be released in Blu-ray format, we are primarily a non-”hits” exclusive DVD distributor.  Our sales of previously released (or catalogue) titles continue to be negatively impacted by not only the maturation of the DVD marketplace and the declining shelf space dedicated to previously released programming, but also by the continuing economic slowdown that has sharply curtailed retailer purchases from us.  The continuing economic slowdown leads to our customer’s greater focus on inventory management and related cash flows.

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

IMAGE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our further re-evaluation is based on current historical title revenue performance during the last 12 months, including the negative impact of the economic slowdown on our sales.

ASC 926, Entertainment—Films, requires that management re-evaluate ultimate revenue projections on a periodic basis, which we have done for every past publicly reported period-end.  Such re-evaluation has resulted in fair value write-downs of DVD and CD carrying costs as well as accelerated amortization and fair value write-downs of other film costs, such as unrecouped advance royalties and distribution fees, unrecouped production costs and advance music publishing.  These accelerated amortization and fair value write-downs have significantly contributed to our losses over the last several years.  For fiscal 2010, we recorded $5.5 million in accelerated amortization and fair value write-downs of our film costs, representing $3.8 million in accelerated amortization and fair value write-downs of advance royalty and distribution fees and $1.7 million in fair value write-downs of inventory.  Of those amounts, $1.8 million and $1.0 million, respectively, were recorded in the fourth quarter.  For fiscal 2009, we recorded $6.7 million in accelerated amortization and fair value write-down of our film costs, representing $4.1 million in accelerated amortization and fair value write-downs of advance royalty and distribution fees and $2.6 million in fair value write-downs of inventory.  Of those amounts, $3.3 million and $1.5 million were recorded in the fourth quarter, respectively.

The sales lifecycle of a title, on average, follows a curve that begins at new release peak levels, followed by phases in which sales diminish, ultimately “tailing” off as the title approaches the end of its agreement term.  The decreases in sales after the first year are significantly less than after initial release, resulting in what is often called the “long tail” of the entertainment lifecycle.  As the majority of our catalogue of approximately 3,000 DVD titles was released over a year ago, most titles fall into the category of catalogue or “long tail” product.  While we experience continuing “tail” sales, with shelf space becoming continually more constrained, we expect a much thinner “tail” or, depending on the title’s historical sales, no “tail.”

Much of the fiscal 2010 and 2009 adjustments were for deeper catalogue titles, which inventory and unrecouped advance royalties and distribution fees were paid for in prior fiscal years.

At the end of each reporting period, we forecast the remaining future revenues for each title or cross-collateralized group of titles by distributed format, including DVD, Blu-ray, revenue share on rental titles, CD, digital (including download-to-own and download-to-rent), broadcast (including video-on-demand) and international sublicense.  The remaining distribution term for which revenues are projected is limited to the lesser of (a) the remainder of the title’s or cross-collateralized group of titles’ related distribution term or (b) ten years.  We determine the present value of the forecasted remaining future revenues by using an approximate 8% discount rate.  The discount rate assumption reflects historical pre-tax borrowing cost for Image and yields of Baa corporate bonds.  The additional risk factors related to the ultimate revenues are built into the analysis by adjusting the revenue streams before discounting.  For each title or cross-collateralized group of titles included in the forecasted revenues, we determine whether the unamortized related costs on the balance sheet, including royalty and distribution fee advances and inventories are recoverable.  We believe the amounts recorded on the balance sheet as of March 31, 2010 for inventories and royalty and distribution fee advances are recoverable based upon our multiple revenue streams per unrecouped/unreleased title or cross-collateralized group of titles, the length of applicable distribution rights agreements and the fair value analysis as described above.

Note 5.                                  Customer’s Bankruptcy Filings

In April 2009, Source Interlink Companies Inc. (or Source Interlink), parent of AEC, one of our largest customers, filed for Chapter 11 bankruptcy protection.  Net revenues from AEC for fiscal 2010 and 2009 were $13.4 million and $11.8 million, respectively.  Also in April 2009, two days after their filing, Source Interlink obtained Bankruptcy Court approval to pay its pre-petition creditors, including us, in the ordinary course of business.  In May 2009, the Bankruptcy Court approved Source Interlink’s Disclosure Statement, which provided for the payment in full of our claim, along with all of Source Interlink’s general unsecured creditors.  As of June 15, 2009, AEC had paid down the pre-petition balance by $1.1 million leaving an outstanding balance of $2.4 million.  We did not record a reserve for potential uncollectible receivables from AEC at March 31, 2009.  As of March 31, 2010,  the pre-petition balance was paid in full.

On February 2, 2010, Movie Gallery Inc., owner of rental chain Hollywood Video, filed for Chapter 11 bankruptcy protection.  Both Movie Gallery and Hollywood Video are customers of Image.  Net revenues from Movie Gallery and Hollywood Video for fiscal 2010 to date were $697,000 and $856,000, respectively.  As of March 31, 2010,

IMAGE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

we recorded an aggregate reserve of $948,000 for potential uncollectible receivables from Movie Gallery and Hollywood Video, which was the net amount due at March 31, 2010 less payments received prior to their bankruptcy filing.  It is unclear as to whether we will recover any of the monies owed to us by Movie Gallery or Hollywood Video.  As of March 31, 2010, receivables due from Movie Gallery were $948,000, of which $706,000 was less than 30 days past due.

Note 6.                                  Fiscal 2010 and 2009 Charges Relating to Executive Officer Departures.

Fiscal 2010.

On March 26, 2010, we announced that effective March 23, 2010, Jeff Framer had resigned as our President and Chief Financial Officer.  We accrued for Mr. Framer’s severance package payment of twelve months of base salary equivalent to $400,000, paid bi-weekly in accordance with our normal payroll practices and continued perquisites for six months. The overall value of the package of approximately $673,000, including related employer taxes, was accrued as a liability at March 31, 2010.

In June 2009, as part of a cost reduction plan, we laid off 18 employees.  In February 2010, we laid off 35 employees.  Accrued severance-related charges totaled $1,232,000 and are included in general and administrative expenses for fiscal 2010.

Of the total $1,905,000 in severance above, $544,000 had been paid through March 31, 2010 and $1,361,000 had been accrued at March 31, 2010.

Fiscal 2009.

On March 16, 2009, we announced the departure of former President David Borshell.  Mr. Borshell’s severance package, totaling $499,000, including related employer taxes, was accrued as a liability at March 31, 2009 and recorded as a charge to general and administrative expenses for the fiscal year ended March 31, 2009.

In February 2009, as part of a cost reduction plan, we laid off 14 employees.  Accrued severance-related charges totaled $439,000 and are included in general and administrative expenses for fiscal 2009.

As of March 31, 2010, $53,000 of the fiscal 2009 severance remains accrued.

Note 7.           Inventories.

Inventories at March 31, 2010 and 2009 are summarized as follows:

(In thousands)	2010	2009
DVD	$8,208	$9,458
Other	2,095	2,558
	10,303	12,016
Production costs, net	4,557	5,119
	14,860	17,135
Less current portion of inventories	12,659	14,629
Noncurrent inventories, principally non-recoupable production costs	$2,201	$2,506

Non-recoupable production costs are net of accumulated amortization of $12,003,000 and $11,356,000 at March 31, 2010 and 2009, respectively.  We expect to amortize approximately 80% of the March 31, 2010 unamortized production costs by March 31, 2012.

Note 8.           Investment in Film Production.

Investment in film production for released productions, net of accumulated amortization, at March 31, 2010 and 2009 was $829,000 and $2,148,000, respectively.  Investment in film production costs are included as a component of royalty and distribution fee advances in the consolidated balance sheets.  Remaining investment in film production to be amortized over the next 12 months is $278,000.  We are not currently investing in feature film production.

IMAGE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9.           Property, Equipment and Improvements.

Property, equipment and improvements at March 31, 2010 and 2009, are summarized as follows:

(In thousands)	2010	2009
Machinery, equipment and software	$6,791	$8,195
Leasehold improvements	934	927
Other	30	60
	7,755	9,182
Less accumulated depreciation and amortization	6,650	7,021
	$1,105	$2,161

Depreciation and amortization expense for the years ended March 31, 2010 and 2009 was $1,088,000 and $1,296,000, respectively.

Note 10.         Revolving Credit Facility.

Our Loan and Security Agreement, as amended (or Loan Agreement), with Wachovia Capital Finance Corporation (Western), a Wells Fargo Company (or Wachovia), provides us with a revolving line of credit of up to $20 million. Actual borrowing availability under the line is based upon our level of eligible accounts receivable.  Eligible accounts receivable primarily includes receivables generated by domestic sales of DVD and excludes receivables generated from broadcast, digital and other revenue streams. The Loan Agreement expires on October 25, 2010.

Borrowings bear interest at either the Prime Rate plus up to 1.5% (4.75% at March 31, 2010) or, at our option, LIBOR plus up to 4.0% (three month LIBOR — 4.3% at March 31, 2010), subject to minimum borrowing levels. The level of interest rate margin to Prime Rate or LIBOR is dependent upon our future financial performance as measured by EBITDA, earnings before interest, taxes, depreciation and amortization, as defined in the Loan Agreement.

We are required to maintain a minimum fixed charge coverage ratio of 1.1 to 1.0 commencing June 30, 2010, measured at the end of each month on a fiscal year-to-date basis.

If we maintain minimum borrowing availability equal to, or greater than, $2.5 million, our fixed charge coverage ratio is not tested.  At March 31 2010, we were not tested for such covenant compliance because we had availability in excess of the required $2.5 million minimum.  Had we been tested, our negative EBITDA would have resulted in a fixed charge coverage ratio less than the required 1.0 to 1.0. At March 31, 2010, our borrowing availability was $3.8 million ($6.3 million based upon eligible accounts receivable less the $2.5 million minimum requirement).

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

At March 31, 2010 we had $6.4 million outstanding under the revolving line of credit.

The Loan Agreement contains early termination fees, based upon the maximum facility amount of $20 million, of 0.75% if terminated within the three-year term.  The agreement also imposes restrictions on such items as encumbrances and liens, payment of dividends, incurrence of other indebtedness, stock repurchases and capital expenditures and requires us to comply with minimum financial and operating covenants.  Under the terms of our Series B Preferred Stock, we are required to pay dividends at a rate of 12% per year.  These dividends are accrued, but may not be issued without Wachovia’s approval.  Any outstanding borrowings are secured by our assets.

We were in compliance with all financial and operating covenants under the Loan Agreement, as amended, at March 31, 2010.  The subsequent receipt of a Going Concern Opinion from our independent registered public accounting firm would result in a default under our Loan Agreement, as amended, upon delivery of the opinion to Wachovia, however, Wachovia provided us with a waiver that the Going Concern Opinion for fiscal year ended March 31, 2010 will not, in and of itself, result in an event of default under the Loan Agreement.  However, any future defaults under our Loan Agreement, if not waived or cured, would automatically trigger a cross-default under our other debt agreements thereby adversely impacting our ability to continue as a going concern.

IMAGE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Subsequent to March 31, 2010, the Loan Agreement was amended on April 15, 2010 and May 3, 2010.  For a description of these amendments, see “Note 20. Subsequent Events — Amendments to Loan Agreement” below.

Note 11.         Long-Term Debt.

Disc Replication Agreement and Related Advance.  Arvato exclusively manufactures our DVDs and manufactures the majority of our CDs.  On June 30, 2006, we received an interest-free $10.0 million advance against future DVD manufacturing from Arvato, to be repaid at $0.20 per DVD manufactured, plus payment of a $0.04 administrative fee per DVD manufactured until the advance is repaid.  Arvato has a security interest in all of our assets in second position behind Wachovia.  As the obligation is non-interest bearing, we initially imputed and recorded a debt discount of $1,945,000 to the $10.0 million face amount of the advance based upon our then-borrowing rate with our bank and recorded a deferred manufacturing credit, classified in other long-term liabilities.  We were amortizing the debt discount, using the effective interest method, to interest expense.  We were amortizing the deferred manufacturing credit as a reduction to the DVD disc purchase cost based upon actual discs manufactured by Arvato.  The $0.04 administrative fee per disc manufactured was being recorded as an additional inventory manufacturing cost.  On December 14, 2009, a cross-default occurred under our replication agreement with Arvato as a result of our default under our senior secured convertible note.  On January 8, 2010, Arvato waived the default subject to certain conditions, including repayment of the remaining manufacturing advance.  On January 25, 2010, we repaid the remaining $1.8 million manufacturing advance pursuant to this waiver agreement.

At March 31, 2010, there was no amount outstanding under the advance from Arvato, exclusive of the debt discount.  Amortization of the related debt discount is a noncash interest expense and totaled $180,000 and $525,000 for fiscal 2010 and 2009, respectively.  Amortization of the related deferred manufacturing credit totaled $503,000 and $579,000 for fiscal 2010 and 2009, respectively.

Senior Convertible Note and Warrant.  On August 30, 2006, we issued to Portside a senior convertible note in the principal amount of $17,000,000 and a related warrant to purchase 1,000,000 shares of our common stock.  On November 10, 2006, we entered into an Amendment and Exchange Agreement with Portside, which agreement modified the transaction documents and provided for a replacement warrant to be issued in exchange for the warrant previously issued to Portside.  The note accrued interest at a rate of 7.875% per annum with accrued interest payable quarterly in arrears in either cash or stock.  The note had a term of five years and was initially convertible into 4,000,000 shares of our common stock at a conversion price of $4.25 per share, subject to antidilution adjustments.  Portside had a security interest in all of our assets in third position behind Wachovia and Arvato.  The related warrant has been recorded as a component of long-term liabilities.  The warrant has a term of five years from the issuance date and was exercisable for an aggregate of 1,000,000 shares of our common stock at an exercise price of $4.25 per share, subject to antidilution adjustments, which were triggered as a result of the transaction with JH Partners.  As a result of the antidilution adjustment, the warrant is now exercisable for 8,018,868 shares of our common stock at an exercise price of $0.53 per share.  See “Derivative Liabilities – Stock Warrant, Purchase Rights and Embedded Derivatives” below for a description of the valuation method.

Direct costs of $1,187,000 incurred in August 2006 relating to this senior convertible note were recorded as asset-deferred financing costs and are amortized as additional noncash interest expenses using the effective interest rate method over the life of the related private placement debt.  Amortization of the debt discount and the deferred financing costs using the effective interest rate method is a noncash charge to interest expense and totaled $343,000 and $903,000 for fiscal 2010 and 2009, respectively.  As of March 31, 2010, there was no remaining unamortized balance.

In January 2009, we paid the first $4 million bi-annual principal payment due under the note.  Portside had the ability to request bi-annual principal payments for fiscal 2010 each in the amount of $4 million of principal plus interest, subject to meeting certain financial covenants under our Loan Agreement, which would have been due on July 30, 2009 and January 30, 2010.

Amendments of the Original Note

On July 30, 2009, the potential due date for a bi-annual $4 million principal payment under the Original Note, we entered into a Second Amendment and Exchange Agreement (or Second Exchange Agreement) with Portside, pursuant to which we exchanged the Original Note solely for an 8.875% amended restated senior convertible note in the principal amount of $15,701,000 (or Amended Note).  At the time we entered into the Second Exchange Agreement, the outstanding principal amount of the Original Note was $13 million. The $2,701,000 principal increase represented 20% of the principal and accrued interest under the Original Note as of and through July 30, 2009.

IMAGE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Amended Note was convertible into up to 3,694,346 shares of our common stock at a conversion price of $4.25 per share, subject to antidilution and other adjustments.  We were permitted to force conversion if the closing sales price of our common stock was at least 180% of the then-effective conversion price for 20 consecutive trading days.

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

Payoff of the Amended Note

On January 7, 2010, we entered into a Payoff Letter with Portside.  The Payoff Letter confirmed Portside’s agreement that upon receipt of $15.0 million in cash (or Cash Payment) and 3.5 million shares of Common Stock (or Payoff Shares and together with the Cash Payment, the Payoff Amount) and execution of an exchange agreement between us and Portside at the closing of the sale of preferred stock to JH Partners (further information disclosed in Note 18 below), all of our obligations under the Amended Note would be terminated and all security interests and other liens granted to or held by Portside under the security documents securing the Amended Note would be forever satisfied, released and discharged without further action.  The Payoff Shares were to be issued to Portside in exchange for $10,000 in principal amount of the Amended Note pursuant to an exchange agreement to be reasonably agreed between us and Portside.

On January 8, 2010, we entered into an Exchange Agreement with Portside (or Exchange Agreement).  Pursuant to the Exchange Agreement, we agreed to issue the Payoff Shares to Portside at the closing of the sale of the Preferred Shares in exchange for $10,000 in principal amount of the Amended Note.  On January 8, 2010, immediately after the closing of the sale of the Preferred Shares, we paid to Portside the Cash Payment and issued to Portside the Payoff Shares in accordance with the Payoff Letter and the Exchange Agreement thereby retiring the Amended Note.

Net Loss on Extinguishments of Debt

During the fiscal year, the Company had two extinguishments of debt, one in July 2009 and one in January 2010, which resulted in a net loss on extinguishments of debt.

IMAGE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 30, 2009 Extinguishment of Debt

As a result of the July 30, 2009 Second Exchange Agreement the issuance of the Amended Note is accounted for as an extinguishment of debt, as the terms of the Amended Note were deemed to be substantially different, as defined in ASC 470-50 Debt — Modifications and Extinguishments, from the terms of the Original Note.  Accordingly, the Amended Note was recorded at fair value and was compared to the carrying value of the Original Note including any bifurcated derivative to determine the debt extinguishment gain or loss to be recognized.

The difference in fair value of the Amended Note and the Original Note was recorded as an extinguishment of debt with a loss on extinguishment.  The Amended Note value was recorded at $15,701,000 (fair value) and was used to determine the debt extinguishment loss to be recognized at the effective rate of the new instrument.  The book value (including the remaining unamortized debt discount associated with the issuance of the warrant of approximately $306,000) of $12,694,000, when compared to the Amended Note value of $15,701,000 yielded a loss on extinguishment of debt of approximately $3,007,000.

The difference in fair value of the derivatives, impacted by the amendment, at July 30, 2009 (immediately prior to the amendment) and the fair value at July 30, 2009 (immediately after the amendment) resulted in a gain on extinguishment of $1,018,000.

At July 30, 2009, unamortized deferred financing costs related to the Original Note were $192,000.  These amounts were written off during the fiscal year ended March 31, 2010 as a loss on extinguishment of debt.  Costs incurred with third parties (i.e., other than the lender) associated with the Amended Note of $114,000 were capitalized and amortized over the term of the Amended Note using the effective interest method.

The net loss on extinguishment of debt at July 30, 2009 was $2,181,000.

January 8, 2010 Extinguishment of Debt

On January 8, 2010, as a result of both the $15.0 million Cash Payment and the issuance of 3.5 million shares of Common Stock with a fair value of $215,000 to Portside to retire the Amended Note, the book value of the Amended Note of $15,701,000 and related accrued interest of $427,000 were extinguished.  We recognized gain on the extinguishment of debt $888,000.  The valuation of the 3.5 million shares of Common Stock was included in methodology used in the valuation of the January 2010 Series B preferred stock, Series C preferred stock and purchase rights as described below under “Purchase Rights” and “Note 19. Preferred Stock.”

The difference in fair value of the derivatives, impacted by the payoff, at January 7, 2009 (immediately prior to the payoff) and the fair value at January 8, 2009 (immediately after the payoff) resulted in a gain on extinguishment of $1,016,000.

The net gain on extinguishment of debt at January 8, 2010 was $1,904,000.

The net loss on both extinguishments of debt for the fiscal year ended March 31, 2010 was $277,000 and reflects the $2,119,000 loss from the change in fair value of the notes, $192,000 in previously unamortized deferred financing costs and the $2,034,000 gain from the change in fair value of the embedded derivatives.

Derivative Liabilities — Stock Warrant, Purchase Rights and Embedded Derivatives

We currently do not use hedging contracts to manage the risk of our overall exposure to interest rate and foreign currency changes. The derivative liabilities described below are not hedging instruments.

Stock Warrant

In connection with the issuance of the Original Note on August 30, 2006, Portside was issued a warrant to purchase 1,000,000 shares of our common stock.  The warrant had a term of five years and an exercise price of $4.25 per share.  In the event of a change of control, the warrant must be settled in cash using the Black-Scholes model in accordance with the underlying terms contained in the warrant agreement.  The transaction with JH Partners triggered the antidilution provisions contained in the warrant.  As a result, the warrant is now exercisable for 8,018,868 shares of our common stock at an exercise price of $0.53 per share.  Other instruments issued in connection with the Original

IMAGE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note, as amended, contain several embedded derivatives, including redemption rights associated with a change of control transaction, principal prepayment provisions linked to our share price and forced conversion provisions linked to our share price.  The initial fair value of the warrant liability was determined by using the Black-Scholes valuation method as of August 30, 2006.  For each subsequent reporting period, the fair value of the warrant was determined by using the Black-Scholes valuation method as of the end of such reporting period.  The assumptions used included the closing price of our common stock on the valuation date, the strike price of the warrant, the risk-free rate equivalent to the U.S. Treasury maturities, the historical volatility of our common stock and the remaining term of the warrant.  The assumptions used as of March 31, 2010 and 2009 are as follows:

	Fiscal Year Ended March 31, 2010	Fiscal Year Ended March 31, 2009

Risk-free interest rate	0.66%	0.97%
Expected term (in years)	1.42 years	2.42 years
Expected volatility	162.37%	119.00%

Purchase Rights

In connection with January 2010 sale of preferred stock to JH Partners, Purchase Rights were granted to purchase additional 7,400 shares of Series B Preferred and 66,163.4 shares of Series C Preferred for an aggregate purchase price of $7.4 million divided in two equal tranches. These Purchase Rights were classified as liabilities due to the existence of events outside of the Company’s control that give rise to the possibility for ultimate settlement by a transfer of assets or cash and have been recorded as a component of long-term liabilities.  The tranches may be exercised in whole or in part and in one or more instances.  The first tranche was exercisable by 120 days after the January 8, 2010 transaction date and the second tranche may be exercised 360 days after the January 8, 2010 transaction date.  We hired a third party valuation service provider to determine the fair value of the Series B Preferred and Series C Preferred price per share and exercise price at January 8, 2010 and at March 31, 2010 using an option pricing model.  The initial fair value and subsequent change in fair value of the Purchase Rights liability was determined by using the Black-Scholes option pricing model based on the following inputs:

	March 31, 2010	January 8, 2010

Series B Preferred price per share	$313.89	$ 315.98
Series C Preferred price per share	$59.15	$61.55
Series B Preferred exercise price per share	$372.47	$364.76
Series C Preferred exercise price per share	$70.19	$71.05
Risk-free interest rate	0.2%-0.4%	0.1%-0.4%
Expected term (in years)	0.75-0.80 years	0.33-1.0 years
Expected volatility for purchase rights	120%-150%	165%-200%
Expected dividend yield	0%-12%	0%-12%

The combined fair value of both tranches of Purchase Rights was $2,942,000 at January 8, 2010 and $1,538,000 at March 31, 2010.  The change in fair value of $1,404,000 was recorded as a component of other income during the fiscal year ended March 31, 2010.  We include these Purchase Rights in the tables below within Stock Warrant Liabilities.

Subsequent to March 31, 2010, the Purchase Right expired with respect to an initial tranche of 3,700 shares of Series B Preferred and 33,081.7 shares of Series C Preferred.

In accordance with ASC 820, “Fair Value Measurements and Disclosures,” the fair value of the stock warrant, purchase rights and embedded derivatives are adjusted to their fair value at the end of each reporting period, with liability increases and decreases recorded as other income or expense during the reporting period.  The fair value of the stock warrant is estimated by using the Black-Scholes pricing model where the inputs are consistently applied and reflect the contractual terms of the warrant, including the period to maturity, and market-based parameters such as interest rates, and volatility.  This model does not contain a high level of subjectivity as the valuation techniques used do not require significant judgment, and inputs thereto are readily observable from actively quoted markets.  The fair value of the embedded derivatives are estimated by using pricing models, where some of the inputs to those models are based on readily observable market parameters and some inputs require valuation techniques using subjectivity and judgment.

Long-term liabilities on the balance sheet at March 31, 2009 represented the fair value of the stock warrant and the embedded derivatives.  At March 31, 2010, other current liabilities on the balance sheet represented the stock warrant, purchase rights and embedded derivatives.  For this presentation, the stock warrant liability and purchase rights liabilities are included together in stock warrant liabilities.  Included in the table below is the change in fair value recorded as a component of other income during the fiscal year ended March 31, 2010 and 2009.

IMAGE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)	Stock Warrant Liabilities	Embedded Derivatives Liability
Balance, March 31, 2008	$490	$1,406
Change in fair value	60	149
Balance, March 31, 2009	$550	$1,555

Balance, March 31, 2009	$550	$1,555
Issuance of purchase rights	2,942	—
Gain on extinguishment of debt	—	(2,034)
Change in fair value	(1,050)	479
Balance, March 31, 2010	$2,442	$—

In accordance with ASC 820, the following table represents our fair value hierarchy for our financial liabilities measured at fair value on a recurring basis as of March 31, 2010 and 2009. There were no financial assets subject to the provisions of ASC 820 as of March 31, 2010 and 2009.

(In thousands)	Level 1	Level 2	Level 3	Total
Derivative liabilities:
Stock warrant as of March 31, 2010	$—	$904	$1,538	$2,442
Stock warrant as of March 31, 2009	$—	$550	$—	$550

Embedded derivatives as of March 31, 2010	$—	$—	$—	$—
Embedded derivatives as of March 31, 2009	$—	$—	$1,555	$1,555

During fiscal 2010 and 2009, other expense related to the fluctuation in the fair value of the warrant, purchase rights and the convertible note’s embedded derivatives was recorded as non-operating expense included as a component of other expense in the accompanying consolidated statements of operations.  For fiscal 2010 and 2009, the related amounts included in other income and expense was $570,000 and $209,000, respectively.  The related accrued warrant, purchase rights and embedded derivatives liability together totaled $2,442,000 and $2,105,000 at March 31, 2010 and 2009, respectively, and is included as a component of other long-term liabilities in the consolidated balance sheets.

Long-term debt at March 31, 2010 and March 31, 2009 consisted of the following:

(In thousands)	March 31, 2010	March 31, 2009
Subordinated senior convertible note, less debt discount of none-March 31, 2010; $447-March 31, 2009	$—	$12,553
Subordinated manufacturing advance obligation, less debt discount of none-March 31, 2010; $180-March 31, 2009	—	3,204
	—	15,757
Current portion of long-term debt, less debt discount of none-March 31, 2010; $514-March 31, 2009	—	10,094
Long-term debt less current portion and debt discount	$—	$5,663

IMAGE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12.         Commitments and Contingencies.

Operating Leases

Our headquarters are located in Chatsworth, California, and consist of approximately 30,000 square feet on one floor of a multi-tenant building.  In conjunction with the transaction with JH Partners, we negotiated a reduction in the monthly cost for our headquarters from approximately $87,000 to $46,000 for approximately half of the leased space beginning in January 2010.  After amendments effective January and May 2010, the monthly rent is $46,000 per month, on a gross basis.  The office lease, as amended, has an initial 10-year term expiring June 30, 2014 with two five-year options.  Although a base level of operating expenses is included in the rent payment, we are responsible for a percentage of actual annual operating expense increases capped at 5% annually, excluding utilities, insurance and real estate taxes.

Future minimum annual rental payments by year under operating leases at March 31, 2010, are approximately as follows:

Fiscal	Amount
(In thousands)
2011	$552
2012	552
2013	552
2014	552
Thereafter	138
$2,346

Rent expense was $961,000 and $1,090,000 for fiscal 2010 and 2009, respectively.

Employment Agreements.  At March 31, 2010, our future contractual obligations under six employment (including one consulting) agreements are $1,458,000, $887,000, $836,000 and $21,000 for the fiscal years ending March 31, 2011, 2012, 2013 and 2014, respectively.

Other.  At March 31, 2010, our future obligations by year for royalty advances, minimum royalty guarantees and exclusive distribution fee guarantees under the terms of our existing licenses and exclusive distribution agreements were as follows:

Fiscal	Amount
(in thousands)
2011	$19,994
2012	16,848
2013	16,348
2014	5,248
2015	—
$53,438

At March 31, 2010, we had accrued $1.1 million of the fiscal 2011 obligation above as the content suppliers have met their related contractual requirements.

Note 13.         Stockholders’ Equity.

Stock Awards, Options and Warrants.  As of March 31, 2010, we had two equity compensation plans: the Image Entertainment, Inc. 2008 Stock Awards and Incentive Plan (or 2008 Plan) and the Image Entertainment, Inc. 2004 Incentive Compensation Plan (or 2004 Plan, and together with the 2008 Plan, the Plans).  The 2008 Plan provides for equity awards, including stock options, stock appreciation rights, restricted stock awards, performance awards, phantom stock awards, or stock units.  The 2004 Plan provides for equity awards, including stock options and restricted stock units.  At March 31, 2010, there were approximately 575,000 shares available for future grants under the 2008 Plan and 342,430 shares available for future grants under the 2004 Plan.

The sale of the preferred stock to JH Partners constituted a change in control transaction under our equity compensation plans as the investors acquired more than 50% of our voting securities.  As a result, on January 8, 2010, the vesting was accelerated for 107,776 unvested options under the 1998 Incentive Plan (or 1998 Plan).  Thereafter, all 1,187,996 outstanding options under the 1998 Plan were terminated and therefore the options are no longer exercisable.  On January 8, 2010, the vesting was accelerated for 362,532 unvested options outstanding under the 2008 Plan and the options became immediately exercisable.  There were no unvested awards outstanding under the 2004 Plan.  The awards under the 2004 Plan and 2008 Plan were not terminated.

IMAGE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The maximum term allowed for an option is 10 years and a stock unit shall either vest or be forfeited not more than 10 years from the date of grant.

During fiscal 2010, we granted 445,000 options on April 29, 2009 at an exercise price of $0.86 per share, which was the closing stock price on the date of grant.  During fiscal 2009, we granted 343,000 options on June 12, 2008 at an exercise price of $1.14 per share, which was the closing stock price on the date of grant.  At March 31, 2009, options granted totaling 68,859 shares had vested.  Options are valued using the Black Scholes method as described in “Note 1. Basis of Presentation.”  The weighted-average grant-date fair value of the options granted was $0.62 per share.  There were no options granted subsequent to the April 29, 2009 grant, through March 31, 2010.

Stock option activity under the Plans and 1998 Plan for the fiscal year ended March 31, 2010, and changes during the year then ended are presented below:

Options	Shares (000)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)

Outstanding at March 31, 2009	2,327	$3.062
Granted	445	0.860
Exercised	—	—
Forfeited or Expired	1,742	2.714
Outstanding at March 31, 2010	1,030	$2.699	3.462	$—

Exercisable at March 31, 2010	1,030	$2.699	3.462	$—

The aggregate intrinsic value of our outstanding options represents the total pre-tax intrinsic value, based on our options with an exercise price less than Image’s closing stock price of $0.22 as of March 31, 2010, which theoretically could have been received by the option holders had all option holders exercised their options as of that date.  At March 31, 2010, there was no aggregate intrinsic value of options outstanding or exercisable as there were no in-the-money options exercisable as of March 31, 2010 and 2009.  There were no options exercised, and thus no aggregate intrinsic value of options exercised, during the fiscal year ended March 31, 2010 and 2009.

The weighted-average grant-date fair value of options granted during the fiscal years 2010 and 2009 was $0.600 and $0.617, respectively.  Of the options reflected as outstanding on March 31, 2010, options to purchase approximately 1,029,500 shares of common stock were exercisable.  At March 31, 2010, there were approximately 917,430 shares of common stock available for new awards, including stock options, to our directors and employees.

A summary of the status of nonvested shares at March 31, 2010, and changes during the year then ended, are presented below:

Nonvested Shares	Shares (000)	Weighted-Average Grant-Date Fair Value

Nonvested at March 31, 2009	267	$0.617
Granted	445	0.602
Vested	651	0.607
Forfeited	61	0.611
Nonvested at March 31, 2010	—	$—

As of March 31, 2010, there were no unvested stock options remaining therefore there was no remaining unamortized stock based compensation expense.

During fiscal 2010 and fiscal 2009 there were no exercises of stock options.  There was no excess tax benefit recorded for the tax deductions related to stock options during fiscal 2010 and 2009.

IMAGE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarized significant ranges of outstanding and exercisable options at March 31, 2010:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares at March 31, 2010 (In thousands)	Weighted-Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number of Shares at March 31, 2010 (In thousands)	Weighted- Average Exercise Price
Under $2.00	425	1.8	$0.860	425	$0.860
$2.01 to $4.00	475	4.6	3.708	475	3.708
$4.01 to $6.00	130	4.5	5.030	130	5.030
	1,030			1,030

The following table reflects outstanding and exercisable warrants at March 31, 2010:

	Warrants Outstanding and Exercisable
Exercise Price	Shares (In thousands)	Weighted- Average Remaining Life (Years)	Weighted- Average Exercise Price
$0.53	8,019	1.42	$0.53

Stockholder Rights Plan.  On October 31, 2005, we adopted a stockholder rights plan intended to protect the interests of the stockholders from coercive, abusive or unfair takeover tactics.

On January 8, 2010, in connection with the JH Partners transaction, this stockholders rights plan was terminated.

Convertible Note Payable in Common Stock.  As of January 8, 2010, the senior convertible note was satisfied in full in connection with the JH Partners transaction.  In connection with the note payoff, 3.5 million common shares were issued.  See “Note 11. Long-Term Debt - Senior Convertible Note and Warrant.”

Preferred Stock.  For a full description of the Company’s preferred stock, see “Note 20. Preferred Stock” below.

Note 14.         Net Loss per Share Data.

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net loss per share for the years ended March 31, 2010 and 2009:

(In thousands, except per share data)	2010	2009

Net loss — basic and diluted numerator	$(5,922)	$(1,804)
Add: Dividend on Series B preferred stock	(616)	—
Add: Deemed dividend on Series C preferred stock	(412)	—
Net loss per common — basic and diluted numerator	$(6,950)	$(1,804)
Weighted-average common shares outstanding — basic denominator	22,644	21,856
Effect of dilutive securities	—	—
Weighted-average common shares outstanding — diluted denominator	22,644	21,856
Net loss per share:
Basic and diluted net loss per share	$(0.31)	$(0.08)

Outstanding common stock options and warrants not included in the computation of diluted net loss per share totaled 9,049,000 and 3,327,000, respectively, for the years ended March 31, 2010 and 2009 as their effect would be antidilutive.

Note 15.         Income Taxes.

On April 1, 2007 we adopted the provisions of ASC 740, Income Taxes.  ASC 740 requires that we recognize in the consolidated financial statements the impact of a tax position that is more likely than not to be sustained upon examination based on the technical merits of the position.  ASC 740 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of each tax position taken or expected to be taken in a tax return.  Under ASC 740, a company can recognize the benefit of an income tax position only if it is more likely than not (greater than 50%) that the tax position will be sustained upon tax examination, based solely on the technical merits of the tax position.  Otherwise, no benefit can be recognized.  The tax benefits recognized are measured

IMAGE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.  Additionally, companies are required to accrue interest and related penalties, if applicable, on all tax exposures for which reserves have been established consistent with jurisdictional tax laws.

We do not believe that we have included any “uncertain tax positions” in our federal income tax return or any of the state income tax returns we are currently filing.  We have made an evaluation of the potential impact of additional state taxes being assessed by jurisdictions in which we not currently consider ourselves liable.  We do not anticipate that such additional taxes, if any, would result in a material change to our financial position.  Upon adoption of ASC 740, we recorded an increase of $69,000 to accumulated deficit and income taxes payable at April 1, 2007 to provide for the additional state tax liabilities and interest.  A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at March 31, 2009	$105
Additions based on current year tax positions	39
Additions for prior year tax positions	—
Reductions related to lapse of statute of limitations	(27)
Balance at March 31, 2010	$117

If recognized, the entire amount of unrecognized tax benefits would be recorded as a reduction in income tax expense. The amount accrued for payment of interest as of March 31, 2010 and 2009 was $12,000 and $17,000, respectively. We do not expect the total amount of unrecognized tax benefits to significantly increase or decrease within the next twelve months.

We file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions.  Tax years ended on or after March 31, 2007 remain open to examination by federal authorities.  Tax years ended on or after March 31, 2006 remain open to examination by state authorities.  We classify any interest and penalties related to income taxes assessed by a jurisdiction as part of income tax expense.  Interest and penalties were immaterial during fiscal 2010 and 2009.

Valuation of Deferred Income Taxes

Income taxes are accounted for under the asset and liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  We must assess the likelihood that our deferred tax assets will be recovered from future taxable income, and to the extent that it is more likely than not that such deferred tax assets will not be realized, we must establish a valuation allowance.  The establishment, or increase, of a valuation allowance increases income tax expense for such year.  We have a valuation allowance against 100% of our net deferred tax assets, which are composed primarily of net operating loss (or NOL) carryforwards.  Even though we have fully reserved these net deferred tax assets for book purposes, we would still be able to utilize them to reduce future income taxes payable should we have future earnings.  To the extent such deferred tax assets relate to NOL carryforwards, the ability to use such NOLs against future earnings will be subject to applicable carryforward periods.  As of March 31, 2010, we had NOL carryforwards for Federal and state tax purposes of $9.9 million and $15.2 million, respectively, which are available to offset taxable income through 2030.  These amounts reflect that the utilization of the Company’s net operating losses carry forwards is subject to a substantial annual limitation due to ownership change limitations as required by Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), as well as similar state limitations.  This resulted in approximately $25.3 million and $22.7 million of federal and state net operating loss carryforwards, respectively, being subject to limitations that will cause these carryforwards to expire without utilization. As a result, the Company has written-off the deferred tax assets associated with the excess net operating losses, along with the corresponding valuation allowance.

Income tax expense (benefit) for each of the years ended March 31, 2010 and 2009, is summarized as follows:

(In thousands)	2010	2009
Current
Federal	$—	$—
State	93	36
Foreign	5	3
	98	39
Deferred
Federal	—	—
State	—	—
	—	—

Total Tax Expense	$98	$39

IMAGE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tax effects of temporary differences that give rise to a significant portion of the net deferred tax assets at March 31, 2010 and 2009, are presented below:

(In thousands)	2010	2009
Deferred tax assets:
Provision for lower of cost or market inventory write-downs	$4,180	$3,426
Net operating loss carryforwards	4,206	12,909
Allowance for sales returns	76	2,198
Deferred revenue	142	—
Allowance for doubtful accounts receivable	463	64
Unrealized gain/loss	—	79
Accrued compensation and benefits	462	—
Legal settlement accrual	19	213
Depreciation and amortization	750	—
Tax credits	693	708
Stock options	114	—
Write-down of royalty and distribution fee advances	—	91
Other	60	17
Deferred tax assets	11,165	19,705
Less valuation allowance	(10,304)	(19,387)
Deferred tax assets	861	318

Deferred tax liabilities:
Unrealized gain/loss	(845)	—
Depreciation and amortization	—	(124)
Other	(16)	(194)
Deferred tax liabilities	(861)	(318)
Net deferred tax assets	$—	$—

Expected income tax expense (benefit) based on federal statutory rates for the years ended March 31, 2010 and 2009, differed from actual income tax expense (benefit) as follows:

(In thousands, except per share data)	2010	2009
Expected income tax benefit	$(1,980)	$(600)
State income tax benefit, net of Federal benefit	60	(54)
Change in valuation allowance	(9,083)	354
Reduction of net operating loss carryforwards	10,618
Non-deductible expenses	487	61
Provision to Return Adjustments	45	240
Other	(49)	38
	$98	$39

Note 16.         Other Items — Statements of Operations.

Other Income (Expense)

Other income (expense), net for fiscal 2010 includes:

•                  $5,218,000 million forgiveness of debt from various vendors:

•                  $1,469,000 in business interruption fees in accordance with the Merger Agreement that was terminated in April 2009;

•                  $334,000 of deferred rent written-off as a result of renegotiation of long-term lease; and

•                  $570,000 in noncash income resulting from the change in fair value of a warrant, purchase rights and embedded derivatives; and

•                  $161,000 gain on disposal of assets.

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

IMAGE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17.         Employee Benefit Plan.

Effective February 1, 2003, we established the Image Entertainment Investment Plan, a defined contribution 401(k) plan for the benefit of employees meeting certain eligibility requirements.  Under the plan, participants may contribute a portion of their earnings on a pre-tax basis.  Employee contributions are forwarded to the plan administrator and invested in various funds at the discretion of the employee.  Initially we matched some portion of those contributions based upon the employee’s compensation status in accordance with the U.S. Internal Revenue Code.  The plan was amended on January 29, 2010.  Effective for payroll periods on or after March 1, 2010, the employer matching contributions to the 401(k) plan were suspended.  Matching contributions for payroll periods before that date were not affected.  As a result of the amendment, in accordance with the Internal Revenue Service guidelines, the contributions of the highly compensated employees will be capped annually.  The cap will be determined based on the results of the actual deferral and contribution percentage discrimination testing requirements of Code Sections 401(k) and (m).  We incurred 401(k) savings plan expenses of $126,000 and $179,000 for fiscal 2010 and 2009, respectively.

Note 18.                           Related Party Transactions with JH Partners LLC and Affiliates.

On December 21, 2009, we entered into a Securities Purchase Agreement, as amended on December 24, 2009, December 30, 2009 and January 20, 2010 (as amended, the SPA)  with JH Partners, LLC, as the investor representative (or Investor Representative), and JH Partners Evergreen Fund, L.P. (or JH Evergreen), JH Investment Partners III, L.P. (or JH Investment III) and JH Investment Partners GP Fund III, LLC (or JH Investment GP Fund and together with JH Evergreen and JH Investment III, the Investors).   Pursuant to the SPA, on January 8, 2010, we sold 22,000 shares of a newly authorized series of our capital stock entitled Series B Cumulative Preferred Stock, par value $0.0001 per share (or Series B Preferred), and 196,702 shares of a newly authorized series of our capital stock entitled Series C Junior Participating Preferred Stock, par value $0.0001 per share (or Series C Preferred and together with the Series B Preferred, the Preferred Shares), for an aggregate purchase price of $22.0 million.  In connection with our sale to the Investors of the Preferred Shares, the Investors acquired control of Image.  Due to the voting rights associated with the Series C Preferred as discussed below, after the issuance of the Series C Preferred and the issuance of 3.5 million shares of our common stock, par value $0.0001 per share (or Common Stock), to retire the Amended Note on January 8, 2010, the Investors collectively owned approximately 88.6% of our post-transaction outstanding voting securities.  After subsequent transactions involving our capital stock, the Investors owned approximately 77.0% of outstanding voting securities as of June 1, 2010.

After payment to the Investor Representative of a $1 million transaction fee, akin to an investment banking fee, reimbursement of $650,000 of the Investors’ expenses and payment of other transaction-related expenses, we received net proceeds of approximately $19.0 million from the sale of the Preferred Shares.  In connection with the closing of the sale of the Preferred Shares on January 8, 2010, we used $15.0 million of the net proceeds, along with the issuance of 3.5 million shares of Common Stock, to repay in full and retire the Amended Note.  The remainder of the net proceeds will be used to repay other outstanding indebtedness and outstanding liabilities and for general working capital.  Pursuant to the SPA, we agreed to pay the Investor Representative or its designee a management fee of $300,000 on each of December 31, 2010 and December 31, 2011.

Pursuant to the closing conditions of the SPA, on January 7, 2010, each member of our then-current board of directors resigned from the board of directors which became effective immediately after the closing of the sale of the Preferred Shares to the Investors.  On January 7, 2010, our then-current board of directors appointed Theodore S. Green, Patrick M. Collins and Michael J. John to our board of directors effective immediately after the closing of the sale of the Preferred Shares on January 8, 2010.  Messrs. Collins and John are each employed by the Investor Representative.

On January 9, 2010, our board of directors appointed Theodore S. Green as our Chairman of the Board and Chief Executive Officer, John Avagliano as our Chief Financial Officer and Chief Operating Officer and John Hyde as our Vice Chairman.

On January 8, 2010 in connection with the closing of the sale of the Preferred Shares as discussed above, we entered into a Registration Rights Agreement (or RRA) with the Investor Representative and the Investors.  Pursuant to the RRA, we agreed to register under the Securities Act of 1933 the shares of Common Stock issuable upon conversion of the Series C Preferred under certain circumstances.

Pursuant to the SPA, the Investors initially provided to Wachovia a $5.0 million irrevocable standby letter of credit for 90 days, which was then extended through October 30, 2010, as credit support for our revolving line of credit.

IMAGE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19.         Preferred Stock (including restrictions on dividends).

The Series B Preferred bears a cumulative dividend equal to 12% per annum of the liquidation preference of $1,000 per share (subject to adjustment upon any stock dividend, stock split, combination or other similar recapitalization with respect to the Series B Preferred) compounding quarterly.  Dividends will accrue automatically on a daily basis whether or not declared by our board of directors, but will be payable in cash only when, and if, declared by the board.  If not declared and paid earlier, such dividends will be paid upon liquidation.  So long as any shares of Series B Preferred are outstanding and until all dividends on the Series B Preferred have been paid or declared and set aside for payment, we will be prohibited from (i) declaring or paying any dividend (whether in cash or property) on any shares of our preferred stock or Common Stock, and (ii) subject to certain exceptions, redeeming any shares of our preferred stock or Common Stock.  The Series B Preferred also has liquidation preference with priority over liquidating distributions to holders of Common Stock or any capital stock that ranks junior to the Series B Preferred equal to the sum of (i) $1,000 per share (subject to adjustment upon any stock dividend, stock split, combination or other similar recapitalization with respect to the Series B Preferred) (or Liquidation Preference) and (ii) an amount equal to all accrued but unpaid dividends thereon.  In the event of any merger of Image with or into another person or of any person with or into Image, any sale, transfer, lease or conveyance to another person of all or substantially all of our property or any statutory share exchange of Image with another person, each share of Series B Preferred will be entitled to receive an amount in cash equal to the sum of (y) the Liquidation Preference and (z) the amount per share equal to accrued but unpaid dividends.  Certain internal reorganization transactions will not trigger the foregoing payment right.  Holders of Series B Preferred do not have any voting rights, including the right to elect directors, other than those rights required by law but do have limited voting rights with respect to matters affecting the rights and privileges of the Series B Preferred.  The Series B Preferred is not redeemable by us or the Investors and is not convertible.

Subject to the rights of holders of any shares of preferred stock ranking prior to the Series C Preferred, the Series C Preferred is entitled to receive, when declared by our board of directors out of funds legally available therefore, dividends in an amount per share equal to 1,000 times the aggregate per share amount of all cash and non-cash dividends or other distributions (other than a dividend payable in shares of Common Stock or a subdivision of the outstanding shares of Common Stock) declared on the Common Stock.  This amount is subject to adjustment in the event of a stock dividend, stock split, combination or other similar recapitalization with respect to the Common Stock that is not similarly effected with respect to Series C Preferred.  Until all declared and unpaid dividends on the Series C Preferred outstanding have been paid in full, we will be prohibited from (i) declaring or paying dividends on any shares of stock ranking junior or on a parity with the Series C Preferred (except dividends paid ratably on the shares of Series C Preferred and all such parity stock) or (ii) subject to certain exceptions, redeeming any shares of any of our stock ranking junior to or on parity with the Series C Preferred.  In the event of any liquidation, dissolution or winding up of Image, we will be prohibited, subject to certain exceptions, from making any distribution to holders of stock ranking junior to, or on parity with, the Series C Preferred.  If we enter into a consolidation, merger, combination or other transaction in which shares of Common Stock are exchanged for other securities, cash or any other property, then each share of Series C Preferred will be similarly exchanged, for an amount per share equal to 1,000 times the aggregate amount of securities, cash or other property for which each share of Common Stock is exchanged (subject to adjustment upon the occurrence of the same events set forth above for adjustments to the dividend amount to which holders are entitled).  The Series C Preferred votes together as one class with the Common Stock (except as provided by law or our certificate of incorporation), and entitles the holder to 1,000 votes for each share held (subject to adjustment upon the occurrence of the same events set forth above for adjustments to the dividend amount to which holders are entitled), on all matters submitted to a vote of stockholders.  The Series C Preferred is not redeemable.  The Series C Preferred is convertible, at the holder’s option, into shares of Common Stock at a ratio of 1,000 shares of Common Stock for each share of Series C Preferred (subject to adjustment upon the occurrence of certain events).  The Series C Preferred will automatically convert into shares of the Common Stock when there are sufficient authorized but unissued shares of Common Stock to effect the conversion in full of the Series C Preferred after taking into account shares reserved for issuance upon exercise of outstanding rights, warrants and options and upon conversion of outstanding convertible securities.  As of March 31, 2010, we did not have sufficient authorized but unissued shares of Common Stock available to effect the conversion in full of the outstanding shares of Series C Preferred.

IMAGE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In connection with the Investors’ purchase of Series B Preferred and Series C Preferred, we also granted the Investors the right (or the Purchase Right) to purchase up to an additional 7,400 shares of Series B Preferred and 66,163.4 shares of Series C Preferred for an aggregate purchase price of $7.4 million.  The preferred stock purchase rights were valued in accordance with ASC 820, Fair Value Measurements and Disclosures.  See “Note 11. Long-Term Debt — Derivative Liabilities — Stock Warrant, Purchase Rights and Embedded Derivatives” for further details.

Subsequent to March 31, 2010, the Purchase Right expired with respect to an initial tranche of 3,700 shares of Series B Preferred and 33,081.7 shares of Series C Preferred.

The Company employed an option pricing model to determine the relative fair value of the Series B Preferred, Series C Preferred and the Purchase Rights.  The Series B Preferred and Series C Preferred have been classified as mezzanine equity.  The Series B preferred stock was classified as mezzanine equity due to the clause in the Certificate of Designation, which provides upon a merger or other reorganization events, as defined, the Series B preferred stock is cash settled.  This redemption event would likely be outside of the Company’s control.  The Series C preferred stock was classified as mezzanine equity due to certain obligations under the RRA, which would not be in the Company’s control.  As the potential penalty for any breach of the RRA is not explicitly stated or defined and is not solely within the Company’s control, it is assumed there would be a redemption event for the Series C Preferred.  The costs associated with the transaction reimbursed to the Investors reduced the proceeds received by the Company and impact the calculation of the fair value of Series C Preferred.  The calculated impact was recorded as a deemed dividend on Series B Preferred.

Note 20.         Subsequent Events.

We have performed an evaluation of subsequent events through the date we issued these financial statements.

Employment and Consulting Agreements

On April 14, 2010, we entered into employment agreements with Chairman of the Board and Chief Executive Officer, Theodore Green, and Chief Financial Officer and Chief Operating Officer, John Avagliano.  The Company also entered into a consulting agreement with its Vice Chairman, John Hyde and his wholly owned consulting business, Producers Sales Organization.  Messrs. Green, Avagliano and Hyde were appointed executive officers of the Company (collectively, the Executive Officers) on January 9, 2010.  Each agreement has an initial three-year term and, subject to advance-notice termination, renews automatically for successive one-year terms.  These employment and consulting agreements each provide for, among other things, an annual base salary or consulting fee, as applicable, of $300,000, cash bonus eligibility, severance benefits, reimbursement of commuting and relocation expenses, and certain tax gross-up payments.

Stockholders’ Agreement

On April 14, 2010, the Company entered into a Stockholders’ Agreement (or the Stockholders’ Agreement) with JH Evergreen, JH Investment III, JH Investment GP Fund (together with JH Evergreen and JH Investment III, the JH Stockholders), Messrs. Green and Avagliano, Producers Sales, and Ray Gagnon, an executive of the Company (together with Messrs. Green and Avagliano and Producers Sales, the Management Stockholders, and the Management Stockholders and JH Stockholders collectively, the Stockholders). In addition to imposing customary transfer restrictions on Company capital stock held by the Stockholders, the Stockholders’ Agreement includes agreements among the Stockholders regarding tag-along rights, drag-along rights, and approval of a new equity incentive plan pursuant to which the Management Stockholders will receive stock options and restricted stock awards.  In addition, the Stockholders’ Agreement gives the Company a call option on capital stock and vested options held by each of the Management Stockholders, exercisable within 90 days of the termination of employment or consulting engagement of the Management Stockholder.  The exercise price of the call option is based on the fair market value of the underlying shares at the time of exercise, except in the case of termination for “cause,” in which case shares underlying equity compensation awards may be purchased at the original acquisition price, if lower.

The Stockholders’ Agreement was entered into in connection with the April 14, 2010 purchase by the Management Stockholders of an aggregate of 2,300 shares of the Company’s Series B Preferred Stock and 20,564.3 shares of Series C Preferred Stock from the JH Stockholders.  In connection with such purchase, the Management Stockholders also became parties to the Company’s Registration Rights Agreement dated January 8, 2010.

Amendments to Loan Agreement

On April 15, 2010 and May 3, 2010, we entered into the Fifth Amendment and Sixth Amendment to the Loan Agreement with Wachovia.  The amendments extended the maturity of our revolving line of credit from May 4, 2010 to October 25, 2010 and modified the calculation of the borrowing base.

IMAGE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Merger of Subsidiaries

Effective June 30, 2010, we plan to merge our wholly owned subsidiaries, Egami Media, Inc. and Image Entertainment (UK), Inc., into the parent corporation, Image Entertainment, Inc.  We will continue to own the trademark for Egami Media, Inc. and use it as a trade name.

Note 21.         Segment Information.

In accordance with the requirements of ASC “Segment Reporting,” selected financial information regarding our reportable business segments, domestic, digital and international, are presented below.  Our domestic segment primarily consists of acquisition, production and distribution of exclusive DVD content in North America and exploitation of North American broadcast rights.  Our digital segment consists of revenues generated by digital distribution of our exclusive content via video on demand, streaming video and downloading.  Our international segment includes international video sublicensing of all formats and exploitation of broadcast rights outside of North America.

Management currently evaluates segment performance based primarily on net revenues, operation costs and expenses and loss before income taxes.  Interest income and expense is evaluated on a consolidated basis and is not allocated to our business segments.

For the Year Ended March 31, 2010:

	2010
(In thousands)	Domestic	Digital	International	Consolidated
Net revenues	$87,793	$4,182	$1,095	$93,070
Operating costs and expenses	100,250	2,769	1,204	104,223
Earnings (loss) from operations	(12,457)	1,413	(109)	(11,153)
Other expense	(5,329)	—	—	(5,329)
Earnings (loss) before income taxes	$(7,128)	$1,413	$(109)	$(5,824)

For the Year Ended March 31, 2009:

	2009
(In thousands)	Domestic	Digital	International	Consolidated
Net revenues	$124,410	$4,198	$2,083	$130,691
Operating costs and expenses	128,507	3,437	2,397	134,341
Earnings (loss) from operations	(4,097)	761	(314)	(3,650)
Other (income)	(1,885)	—	—	(1,885)
Earnings (loss) before income taxes	$(2,212)	$761	$(314)	$(1,765)

	As of March 31,
(In thousands)	2010	2009
Total assets:
Domestic	$66,266	$83,188
Digital	701	800
International	430	725
Consolidated total assets	$67,397	$84,713

ITEM 9.                  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).         CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (or Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  We periodically review the design and effectiveness of our disclosure controls and internal control over financial reporting.  We make modifications to improve the design and effectiveness of our disclosure controls and internal control structure, and may take other corrective action, if our reviews identify a need for such modifications or actions.

As of the end of the period covered by this Annual Report, we evaluated, under the supervision and with the participation of our Chairman and Chief Executive Officer, and Chief Operating Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures.  Based on that evaluation, our Chairman and Chief Executive Officer and Chief Operating Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting at March 31, 2010.  In conducting this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework.  Based on that evaluation under those criteria, management concluded that, at March 31, 2010, our internal control over financial reporting was effective.

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

Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d) of the Exchange Act, we have evaluated, under the supervision and with the participation of our Chairman and Chief Executive Officer, and Chief Operating Officer and Chief Financial Officer, whether any changes occurred to our internal control over financial reporting during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  Based on that evaluation, there have been no such changes during our fourth fiscal quarter.

ITEM 9B.               OTHER INFORMATION

None.

PART III

ITEM 10.               DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The additional information required by this Item will be included in an amendment to this Annual Report on Form 10-K.

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

ITEM 11.               EXECUTIVE COMPENSATION

The information required by this Item will be included in an amendment to this Annual Report on Form 10-K.

ITEM 12.               SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be included in an amendment to this Annual Report on Form 10-K.

ITEM 13.               CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be included in an amendment to this Annual Report on Form 10-K.

ITEM 14.               PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item will be included in an amendment to this Annual Report on Form 10-K.

PART IV

Item 15.	Exhibits And Financial Statements

Page
(a)	The following documents are filed as a part of this report:

	1.	Financial Statements.

		Report of Independent Registered Public Accounting Firm	[43]
		Consolidated Balance Sheets as of March 31, 2010 and 2009	[44]
		Consolidated Statements of Operations for the years ended March 31, 2010 and 2009	[46]
		Consolidated Statements of Stockholders’ (Deficit) Equity for the years ended March 31, 2010 and 2009	[47]
		Consolidated Statements of Cash Flows for the years ended March 31, 2010 and 2009	[48]
		Notes to Consolidated Financial Statements	[51]

(b)	Exhibits.

2.1

Agreement and Plan of Merger, dated as of November 20, 2008, among Nyx Acquisitions, Inc., The Conceived Group, Inc., and Image Entertainment, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File No. 000-11071) filed on November 21, 2008).

2.1(a)

First Amendment to Agreement and Plan of Merger, dated February 27, 2009, among Nyx Acquisitions, Inc., The Conceived Group, Inc., and Image Entertainment, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File No. 000-11071) filed on March 4, 2009).

2.1(b)

Second Amendment to Agreement and Plan of Merger, dated March 24, 2009, among Nyx Acquisitions, Inc., The Conceived Group, Inc., and Image Entertainment, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File No. 000-11071) filed on March 25, 2009).

2.1(c)

Third Amendment to Agreement and Plan of Merger, dated April 8, 2009, among Nyx Acquisitions, Inc., The Conceived Group, Inc., and Image Entertainment, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File No. 000-11071) filed on April 10, 2009).

2.1(d)

Fourth Amendment to Agreement and Plan of Merger, dated April 14, 2009, among Nyx Acquisitions, Inc., The Conceived Group, Inc., and Image Entertainment, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File No. 000-11071) filed on April 17, 2009).

3.1	Certificate of Incorporation of Image Entertainment, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K (File No. 000-11071) filed on June 29, 2009).

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

3.4

Certificate of Designation of Series C Junior Participating Preferred Stock of Image Entertainment, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 000-11071) filed on January 14, 2010).

3.5	Bylaws of Image Entertainment, Inc., as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-11071) filed on February 12, 2010).

4.1	Specimen Common Stock certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-3 (File No. 333-138701) filed on November 14, 2006).

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

4.2(e)

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

4.9

Second Amendment and Exchange Agreement, dated July 30, 2009, by and among Image Entertainment, Inc. and Portside Growth and Opportunity Fund (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-11071) filed on July 31, 2009).

4.10

Amended and Restated Senior Secured Convertible Note, dated July 30, 2009 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-11071) filed on July 31, 2009).

4.11

Amendment Agreement, dated as of October 28, 2009, by and among Image Entertainment, Inc. and Portside Growth and Opportunity Fund (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 000-11071) filed on October 29, 2009).

4.12

Second Amendment Agreement, dated as of November 15, 2009, by and among Image Entertainment, Inc. and Portside Growth and Opportunity Fund (incorporated by reference to Exhibit 4.4 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-11071) filed on November 16, 2009).

4.13

Third Amendment Agreement, dated as of December 11, 2009, by and among Image Entertainment, Inc. and Portside Growth and Opportunity Fund (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 000-11071) filed on December 15, 2009).

4.14

Registration Rights Agreement, dated as of January 8, 2010, by and among Image Entertainment, Inc., JH Partners, LLC, JH Partners Evergreen Fund, LP, JH Investment Partners III, LP and JH Investment Partners GP Fund III, LLC. (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 000-11071) filed on January 14, 2010).

4.14(a)*

Amendment Number 1 to Registration Rights Agreement, dated as of March 8, 2010, by and among Image Entertainment, Inc., JH Partners, LLC, JH Partners Evergreen Fund, LP, JH Investment Partners III, LP and JH Investment Partners GP Fund III, LLC.

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

10.3†

Employment Letter Agreement, dated as of April 1, 2008, between Image Entertainment, Inc. and Bill Bromiley (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 000-11071) filed on April 11, 2008).

10.3(a)†

Amendment to Employment Letter Agreement, dated as of December 22, 2008, between Image Entertainment, Inc. and Bill Bromiley (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 000-11071) filed on December 29, 2008).

10.4†

Employment Agreement, dated as of March 31, 2009, between Image Entertainment, Inc. and Bill Bromiley (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 000-11071) filed on April 10, 2009).

10.5†

Employment Letter Agreement, dated as of April 1, 2008, between Image Entertainment, Inc. and Derek Eiberg (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 000-11071) filed on April 11, 2008).

10.5(a)†

Amendment to Employment Letter Agreement, dated as of December 22, 2008, between Image Entertainment, Inc. and Derek Eiberg (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 000-11071) filed on December 29, 2008).

10.6†

Employment Agreement, dated as of March 31, 2009, between Image Entertainment, Inc. and Derek Eiberg (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 000-11071) filed on April 10, 2009).

10.7†

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

10.10†	Form of Option Agreement Amendment (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-11071) filed on March 31, 2006).

10.11†

Image Entertainment, Inc. 2008 Stock Awards and Incentive Plan (as amended and restated on May 1, 2009) (incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K (File No. 000-11071) filed on June 29, 2009).

10.12†

Form of Nonqualified Stock Option Agreement for the Image Entertainment, Inc. 2008 Stock Awards and Incentive Plan (incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K (File No. 000-11071) filed on June 29, 2009).

10.13†

Form of Incentive Stock Option Agreement for the Image Entertainment, Inc. 2008 Stock Awards and Incentive Plan (incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K (File No. 000-11071) filed on June 29, 2009).

10.14

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

10.14(a)

First Amendment to Loan and Security Agreement, dated as of April 28, 2008, by and between Wachovia Capital Finance Corporation (Western) and Image Entertainment, Inc. (incorporated by reference to Exhibit 10.25(a) to the Registrant’s Annual Report on Form 10-K (File No. 000-11071) filed on June 30, 2008).

10.14(b)

Second Amendment to Loan and Security Agreement, dated as of June 23, 2009, between Wachovia Capital Finance Corporation (Western), Image Entertainment, Inc., Egami Media, Inc. and Image Entertainment (UK), Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-11071) filed on June 25, 2009).

10.14(c)

Third Amendment to Loan and Security Agreement, dated as of July 30, 2009, between Wachovia Capital Finance Corporation (Western), Image Entertainment, Inc., Egami Media, Inc. and Image Entertainment (UK), Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-11071) filed on July 31, 2009).

10.14(d)

Fourth Amendment to Loan and Security Agreement, dated as of January 8, 2010, between Wachovia Capital Finance Corporation (Western), Image Entertainment, Inc., Egami Media, Inc. and Image Entertainment (UK), Inc. (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K (File No. 000-11071) filed on January 14, 2010).

10.15

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

10.16

Amendment to Securities Purchase Agreement, dated December 24, 2009, by and between Image Entertainment, Inc. and JH Partners, LLC. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-11071) filed on December 31, 2009).

10.17

Amendment Number 2 to Securities Purchase Agreement, dated December 30, 2009, by and between Image Entertainment, Inc. and JH Partners, LLC. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 000-11071) filed on December 31, 2009).

10.18

Amendment Number 3 to Securities Purchase Agreement, dated January 20, 2010, by and between Image Entertainment, Inc. and JH Partners, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-11071) filed on January 20, 2010).

10.19*	Amendment Number 4 to Securities Purchase Agreement, dated March 8, 2010, by and between Image Entertainment, Inc. and JH Partners, LLC.

10.20

Payoff Letter between Image Entertainment, Inc. and Portside Growth and Opportunity Fund (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-11071) filed on January 13, 2010).

10.21

Exchange Agreement, dated January 8, 2010, by and between Image Entertainment, Inc. and Portside Growth and Opportunity Fund (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K (File No. 000-11071) filed on January 14, 2010).

10.22

Consulting Agreement, dated as of April 1, 2009, by and between Image Entertainment, Inc. and EIM Capital Management, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-11071) filed on April 3, 2009).

10.23†

Waiver and Release Agreement, dated as of June 11, 2009, by and between Image Entertainment, Inc. and David Borshell (incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K (File No. 000-11071) filed on June 29, 2009).

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of BDO Seidman LLP, Independent Registered Public Accounting Firm.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of President and Chief Financial Officer.

32.1*	Section 1350 Certification of President and Chief Financial Officer.

99.1	Notice of termination of the Agreement and Plan of Merger, among Nyx Acquisitions, Inc., The Conceived Group, Inc., and Image Entertainment, Inc., sent by the Registrant on April 17, 2009

(incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K (File No. 000-11071) filed on April 23, 2009).

99.2	Press Release, dated November 16, 2009 (incorporated by reference to Exhibit 99.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-11071) filed on November 16, 2009).

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

IMAGE ENTERTAINMENT, INC.
A Delaware corporation

Dated: June 29, 2010	/s/ THEODORE S. GREEN
THEODORE S. GREEN
Chairman and Chief Executive Officer
(Principal Executive Officer)

Dated: June 29, 2010	/s/ JOHN P. AVAGLIANO
JOHN P. AVAGLIANO
Chief Operating Officer and Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: June 29, 2010	/s/ THEODORE S. GREEN
THEODORE S. GREEN
Chairman and Chief Executive Officer
(Principal Executive Officer)

Dated: June 29, 2010	/s/ JOHN P. AVAGLIANO
JOHN P. AVAGLIANO
Chief Operating Officer and Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: June 29, 2010	/s/ PATRICK M. COLLINS
PATRICK M. COLLINS
Director

Dated: June 29, 2010	/s/ MICHAEL J. JOHN
MICHAEL J. JOHN
Director