Form 10-K/A
period 2010-03-31
IMAGE ENTERTAINMENT INC
filed 2010-07-29
CIK 216324

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

IMAGE ENTERTAINMENT, INC.

Form 10-K/A Annual Report (Amendment No. 1)

For The Fiscal Year Ended March 31, 2010

Explanatory Note

Image Entertainment, Inc. (or Image, the Company, we, us, or our) is filing this Amendment No. 1 (or Amendment) on Form 10-K/A to amend its Annual Report on Form 10-K for the fiscal year ended March 31, 2010, as filed with the Securities and Exchange Commission (or SEC) on June 29, 2010 (or the 2010 Form 10-K), in part, for purposes of including the information required by Part III that was to be incorporated by reference to its definitive proxy statement relating to its 2010 Annual Meeting of Stockholders.

Form 10-K General Instruction G(3) requires the information contained herein be included in the Form 10-K filing or incorporated by reference from our definitive Proxy Statement if such statement is filed no later than 120 days after our last fiscal year end.  We do not expect to file a definitive Proxy Statement containing the above referenced items within such 120-day period and therefore the Part III information is filed hereby as an amendment to our 2010 Form 10-K.

In addition, this Amendment reflects the removal by our independent registered public accounting firm, BDO USA, LLP (formerly known as BDO Seidman LLP), from its report on our consolidated financial statements of an explanatory paragraph expressing substantial doubt regarding our ability to continue as a going concern (or Going Concern Opinion).  BDO USA, LLP (formerly known as BDO Seidman LLP) agreed to the removal of the Going Concern Opinion based on the Seventh Amendment to Loan and Security Agreement (or the Seventh Amendment) we entered into with Wachovia Capital Finance Corporation (Western), as agent and lender (or Wachovia), on July 29, 2010 and the continued effects of our recent recapitalization and improved liquidity.  Among other modifications to the underlying revolving credit facility with Wachovia, the Seventh Amendment extends the maturity of facility from October 25, 2010 to July 31, 2011.

For the convenience of the reader, this Amendment sets forth the 2010 Form 10-K, filed on June 29, 2010, in its entirety, as modified and superseded where necessary to reflect the amendments discussed above.  The following items have been amended to include the required Part III information, to reflect the removal of the Going Concern Opinion and to update subsequent events:

•      Part I — Item 1A. Risk Factors;

•      Part II — Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

•      Part II — Item 8. Financial Statements and Supplementary Data;

•      Part III — Item 10. Directors, Executive Officers and Corporate Governance

•      Part III — Item 11. Executive Compensation

•      Part III — Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

•      Part III — Item 13. Certain Relationships and Related Transactions, and Director Independence

•      Part III — Item 14. Principal Accountant Fees and Services

•      Part IV — Item 15(b). Exhibits

In accordance with applicable SEC rules, this Amendment includes certifications from our Chief Executive Officer and Chief Financial Officer dated as of the date of this filing.

The remaining Items contained within this Amendment consist of all other Items originally contained in the 2010 Form 10-K and are included for the convenience of the reader.  The sections of the 2010 Form 10-K which were not amended are unchanged and continue in full force and effect as originally filed.  Other than as required to reflect the changes discussed above, this Amendment does not modify or update the disclosure contained in the 2010 Form 10-K filed on June 29, 2010 in any other way.

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

Risks Relating to Our Business

Any future defaults under our loan agreement could adversely impact our ability to continue as a going concern.

In future years, the receipt from our independent registered public accounting firm of an explanatory paragraph in its report on our consolidated financial statements that expresses substantial doubt regarding our ability to continue as a going concern (or Going Concern Opinion) would result in a default under our loan agreement, as amended, with Wachovia Capital Finance Corporation (Western), a Wells Fargo Company (or Wachovia).  With respect to the 2010 Form 10-K filed on June 29, 2010, Wachovia provided us with a waiver that a Going Concern Opinion for the fiscal year ended March 31, 2010 will not, in and of itself, result in an event of default under the loan agreement.  However, any future defaults under our loan agreement, if not waived or cured, would adversely impact our ability to continue as a going concern.  Substantial doubt about our ability to continue as a going concern could also adversely affect our relationships with suppliers or customers, which could further exacerbate our current liquidity issues and impact our ability to continue as a going concern, and negatively impact the trading price of our common stock.

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

Failure to replace our revolving line of credit would negatively impact our business, results of operations and liquidity. Our revolving line of credit with Wachovia currently expires on July 31, 2011.  While we are reviewing revolving credit line options, including negotiating a new agreement with Wachovia, we may not be able to replace the line of credit, and any new revolving credit line may be on less favorable terms and conditions compared to our current credit facility.  Failure to obtain a replacement revolving line of credit would negatively impact our business, results of operations and liquidity because our revolving line of credit has been one of our primary sources of liquidity. If we are unable to replace our expiring revolving line of credit, we will need to seek additional debt or equity financing on terms that may be less favorable to us than the current line of credit and which may result in increased fiscal interest payment obligations, restrictive covenants, dilution to our stockholders and the granting of superior rights to the investors.

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

If we are unable to conclude that our internal control over financial reporting is effective, our stock price may be negatively impacted.  Section 404 of the Sarbanes-Oxley Act of 2002 and the accompanying rules and regulations promulgated by the SEC to implement it require us to include in our Form 10-K an annual report by our management regarding the effectiveness of our internal control over financial reporting.  The report includes, among other things, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year.  This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management.  During this process, if our management identifies one or more material weaknesses in our internal control over financial reporting that cannot be remediated in a timely manner, we will be unable to assert such internal control is effective.  While we currently believe our internal control over financial reporting is effective, the effectiveness of our internal controls in future periods is subject to the risk that our controls may become inadequate because of changes in conditions, and, as a result, the degree of compliance of our internal control over financial reporting with the applicable policies or procedures may deteriorate.  If we are unable to conclude that our internal control over financial reporting is effective, we could lose investor confidence in the accuracy and completeness of our financial reports, which may have an adverse impact on our stock price.

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

•                  In March 2010, we announced the departure of then-President and Chief Financial Officer, Jeff M. Framer.  Mr. Framer was replaced by Mr. Theodore S. Green, Chairman and Chief Executive Officer and John P. Avagliano, Chief Operating Officer and Chief Financial Officer, who were appointed by the new Board of Directors following the JH Partners transaction.

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

Pursuant to the SPA, the Investors initially provided to Wachovia Capital Finance Corporation (Western), a Wells Fargo Company (or Wachovia), a $5.0 million irrevocable standby letter of credit for 90 days, which has been extended through August 6, 2011, as credit support for our revolving line of credit.  We have obtained an extension of the revolving line of credit with Wachovia, which now expires on July 31, 2011.  As part of the extension, on February 1, 2011 the revolving credit facility limit will become $15 million.

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

During fiscal 2010, we defaulted on our senior convertible note, which caused cross-defaults on our revolving line of credit and replication and distribution agreement with our exclusive disc manufacturer Arvato, and we were significantly past due in our trade payables, including Arvato.  At the end of fiscal 2010, we retired our senior secured convertible note, significantly reduced our vendor obligations, and removed defaults under our revolving credit facility and the replication and distribution agreement.  Although we remained past due in our obligations to other creditors at March 31, 2010, we were not significantly past due.  The Going Concern Opinion included in our Annual Report on Form 10-K for the year ended March 31, 2009 impacted our relationship with our trade and content suppliers during the fiscal year and their willingness to continue to conduct business with us on terms consistent with historical practice.  As a result, our need for cash intensified in the fourth fiscal quarter, and as of March 31, 2010 we were unable to make all payments to all of our suppliers as they became due.  This fact, along with losses from operations, our working capital deficit and the expiration date on the Wachovia revolving credit facility of October 25, 2010, caused substantial doubt about our ability to continue as a going concern.  Our independent registered public accounting firm included a going concern explanatory paragraph in their audit report contained in the 2010 Form 10-K filed on June 29, 2010.  On July 29, 2010, the Company was successful in obtaining an extension of the revolving credit facility to July 31, 2011.  This extension, together with the continuing effects of our recent recapitalization and improved liquidity, alleviated the substantial doubt about our ability to continue as a going concern. As a result our independent registered public accounting firm reissued their audit report on July 29, 2010 excluding the going concern explanatory paragraph included in their original audit report dated June 29, 2010.  Any future substantial doubts about our ability to continue as a going concern may continue to affect our relationship with our trade and content suppliers. These suppliers might respond to an apparent weakening of our liquidity position and, to address their own liquidity needs, may request faster payment of invoices, new or increased deposits or other assurances.  If this were to happen, our need for cash would be intensified and we might be unable to make payments to our suppliers as they become due.

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

Plans to Improve Our Liquidity

We seek to focus on our strategic operating goals of acquiring and distributing high-profile content in multiple formats while continuing to reduce our cost structure.  At the beginning of the 2010 calendar year, we closed our recapitalization with the Investors and commenced a strategic realignment and cost reduction plan.  Subsequent to March 31, 2010, we extended the term of our revolving credit facility.  The term of the revolving credit facility currently expires on July 31, 2011.  As a result, the Company will continue to rely on the availability under this revolving credit facility to maintain its liquidity.  The Company continues to evaluate its sources of capital and liquidity, including alternative financing options.

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

We can provide no assurance that the results of our strategic realignment and cost reduction plan will be successful enough to provide us liquidity relief.

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

Revolving Credit Facility.  We have a revolving line of credit of up to $20 million with Wachovia. Actual borrowing availability under the line is based upon our level of eligible accounts receivable.  Eligible accounts receivable primarily include receivables generated by domestic sales of DVD and exclude receivables generated from broadcast, digital and other revenue streams. The term of the revolving credit facility has been extended from October 25, 2010 to July 31, 2011.  As a part of the extension, on February 1, 2011, the revolving line of credit limit will become $15 million.

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

In future years, the receipt from our independent registered public accounting firm of an explanatory paragraph in its report on our consolidated financial statements that expresses substantial doubt regarding our ability to continue as a going concern (or Going Concern Opinion) would result in a default under our loan agreement, as amended, with Wachovia.  With respect to the 2010 Form 10-K filed on June 29, 2010, Wachovia provided us with a waiver that a Going Concern Opinion for the fiscal year ended March 31, 2010 will not, in and of itself, result in an event of default under the loan agreement.

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

/s/ BDO USA, LLP (formerly known as BDO SEIDMAN, LLP)

Los Angeles, California

July 29, 2010

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

IMAGE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.           Basis of Presentation and Summary of Significant Accounting Policies.

Basis of Presentation and Principles of Consolidation.  The accompanying consolidated financial statements include the accounts of Image Entertainment, Inc. and its subsidiaries Egami Media, Inc. and Image Entertainment (UK), Inc. (or collectively, we, our or us) as of March 31, 2010.  On June 30, 2010, we merged our wholly owned subsidiaries, Egami Media, Inc. and Image Entertainment (UK), Inc., into the parent corporation, Image Entertainment, Inc.  All significant former intercompany balances and transactions have been eliminated in consolidation.

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

Note 2.           Going Concern and Liquidity

When this Annual Report on Form 10-K for the fiscal year ended March 31, 2010 (or Annual Report) was originally filed with the SEC on June 29, 2010, the report of our independent registered public accounting firm contained an explanatory paragraph expressing substantial doubt regarding our ability to continue as a going concern (or Going Concern Opinion).  The Going Concern Opinion was based on the October 25, 2010 expiration of our revolving credit facility with Wachovia Capital Finance Corporation (Western), as agent and lender (or Wachovia), as well as the fact that for several years we have incurred significant losses, have not generated sufficient cash to sustain our operations, and have relied on financing activities to supplement cash from operations.

Subsequent to the original filing of this Annual Report, we entered into the Seventh Amendment to Loan and Security Agreement (or the Seventh Amendment) with Wachovia on July 29, 2010.  Among other modifications to the underlying revolving credit facility with Wachovia, the Seventh Amendment extended the maturity of the facility from October 25, 2010 to July 31, 2011.  This extension, together with the continuing effects of our recent recapitalization and improved liquidity, alleviated the substantial doubt about our ability to continue as a going concern and resulted in our independent registered public accounting firm’s decision to remove the going concern explanatory paragraph in their audit report.

IMAGE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Plans to Improve Our Liquidity

We continue to focus on our strategic operating goals of acquiring and distributing high-profile content in multiple formats while significantly reducing our cost structure.  Subsequent to March 31, 2010, we extended the term of our revolving credit facility.  The term of the revolving credit facility currently expires on July 31, 2011.  As a result, the Company will continue to rely on the availability under this revolving credit facility to maintain its liquidity.  The Company continues to evaluate its sources of capital and liquidity, including alternative financing options.

Strategic Realignment and Cost Reduction Plan.

Concurrent with our January 2010 recapitalization, we have negotiated reductions in outstanding obligations with certain creditors and vendors.  These negotiated reductions resulted in aggregate debt forgiveness of $5.2 million.  An additional annual reduction of rent expense of approximately $500,000 was recognized as the result of a negotiated reduction in the monthly cost for our corporate headquarters.  Management believes that continuing to pursue its strategic operating goals of acquiring and distributing high-profile content in multiple formats while significantly reducing Image’s cost structure, along with the recent recapitalization and the reduction of other outstanding obligations, will improve Image’s liquidity.

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

We have also continued executing a cost reduction plan which includes reducing personnel, benefit costs, advertising and other marketing expenditures, travel and trade show expenditures and third-party commissions.

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

Note 10.         Revolving Credit Facility.

Our Loan and Security Agreement, as amended (or Loan Agreement), with Wachovia Capital Finance Corporation (Western), a Wells Fargo Company (or Wachovia), provides us with a revolving line of credit of up to $20 million. Actual borrowing availability under the line is based upon our level of eligible accounts receivable.  Eligible accounts receivable primarily includes receivables generated by domestic sales of DVD and excludes receivables generated from broadcast, digital and other revenue streams. The Loan Agreement expires on July 31, 2011.

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

In future years, the receipt from our independent registered public accounting firm of an explanatory paragraph in its report on our consolidated financial statements that expresses substantial doubt regarding our ability to continue as a going concern (or Going Concern Opinion) would result in a default under our loan agreement, as amended, with Wachovia.  With respect to the 2010 Form 10-K filed on June 29, 2010, Wachovia provided us with a waiver that a Going Concern Opinion for the fiscal year ended March 31, 2010 will not, in and of itself, result in an event of default under the loan agreement.  As a result, we were in compliance with all financial and operating covenants under the Loan Agreement, as amended, at March 31, 2010.

IMAGE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Subsequent to March 31, 2010, the Loan Agreement was amended on April 15, 2010, May 3, 2010 and July 29, 2010.  For a description of these amendments, see “Note 20. Subsequent Events — Amendments to Loan Agreement” below.

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

Pursuant to the SPA, the Investors initially provided to Wachovia a $5.0 million irrevocable standby letter of credit for 90 days, which has been extended through August 6, 2011, as credit support for our revolving line of credit.

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

On July 29, 2010, we entered into the Seventh Amendment with Wachovia.  Among other modifications to the underlying revolving credit facility with Wachovia, the Seventh Amendment extended the maturity of the facility from October 25, 2010 to July 31, 2011.  As part of the extension, on February 1, 2011 the revolving credit facility limit will become $15 million.  This extension was a basis for the removal of the Going Concern Opinion from this Annual Report.  See “Note 2. Going Concern and Liquidity” for further details.

IMAGE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Merger of Subsidiaries

On June 30, 2010, we merged our wholly owned subsidiaries, Egami Media, Inc. and Image Entertainment (UK), Inc., into the parent corporation, Image Entertainment, Inc.  We will continue to own the trademark for Egami Media, Inc. and use it as a trade name.

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

ITEM 9B.               OTHER INFORMATION

None.

PART III

ITEM 10.              DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board Composition

As of July 29, 2010, our board of directors (or Board) was comprised of three members, divided into three classes as set forth in the table below.  Each director holds office for a three-year term, until a successor is duly elected and qualified or until his earlier death, resignation or removal from office.  The directors were elected into the classes below at the January 7, 2010 Board Meeting.  The Class I directors will be up for election at the 2010 Annual Meeting, the Class II directors will be up for election at the 2011 Annual Meeting and the Class III directors will be up for election at the 2012 Annual Meeting.

On December 21, 2009, we entered into a Securities Purchase Agreement with JH Partners, LLC, as the investor representative (or Investor Representative), and JH Partners Evergreen Fund, L.P. (or JH Evergreen), JH Investment Partners III, L.P. (or JH Investment III) and JH Investment Partners GP Fund III, LLC (or JH Investment GP Fund, and together with JH Evergreen and JH Investment III, the Investors), as amended December 24, 2009, December 30, 2009 and January 20, 2010 (as amended, the SPA). Pursuant to the SPA, on January 8, 2010 we sold newly authorized shares of preferred stock to the Investors that represented approximately 88.6% of our post-transaction outstanding voting securities for an aggregate purchase price of $22.0 million.  Pursuant to the closing conditions of the SPA, on January 7, 2010, each member of the then-current Board, which included Ira S. Epstein, Gary Haber, M. Trevenen Huxley and Robert J. McCloskey, resigned from the Board effective immediately after the closing of the issuance of the initial shares of our preferred stock pursuant to the SPA (or the Closing).  On January 7, 2010, the then-current Board appointed Theodore Green, Patrick Collins and Michael John, all of whom were designated by the Investors pursuant to the SPA, as directors effective immediately after the Closing.

Name	Director Class	Age	Principal Occupation and Business Experience During Past Five Years and Other Directorships
Patrick M. Collins	II	36

Mr. Collins is a senior investment professional with JH Partners, LLC, where he has held various positions since 2003. Mr. Collins is a member of JH Partners’ four member investment committee and is responsible for leading deal teams in completing all phases of the firm’s private equity investments, including sourcing, due diligence, debt financing, valuation, structuring, negotiation and monitoring. Prior to joining JH Partners, Mr. Collins worked at Behrman Capital, a private equity firm. Prior to Behrman Capital, Mr. Collins was an investment banker at Merrill Lynch & Co., Inc. Mr. Collins currently serves on the boards of AmeriMark Holdings, LLC and CHP Holdings, Inc. Mr. Collins received an MBA from Harvard Business School and a BA from Yale University. Mr. Collins’ experience with capital-raising and growth-oriented transactions provides the Board with perspective on the Company’s strategies to grow its business.

Theodore S. Green	III	57

Mr. Green was appointed as the Company’s Chairman of the Board and Chief Executive Officer effective January 8, 2010. Since 2007, Mr. Green has served as a director of China MediaExpress, a publicly traded company that operates the largest television advertising network on inter-city express buses in China. The company is a successor to TM Entertainment and Media, Inc., a company for whom Mr. Green served as Chairman and Co-CEO from 2007 to 2009. From 2003 to 2006, Mr. Green was the CEO and Co-Owner of Anchor Bay Entertainment, which at such time was the subsidiary of IDT Entertainment, Inc. that focused on the production, marketing and distribution of various media. Mr. Green began serving as CEO upon the acquisition of Anchor Bay from The Handleman Company. Prior to that, in 2001, Mr. Green established Greenlight Consulting Inc., a project-based consulting practice focused on the media and entertainment industry. Greenlight Consulting’s clients include Sony Music and Vivendi-Universal as well as numerous other regional media organizations. Prior to founding Greenlight Consulting, in 2000, Mr. Green was President and Chief Operating Officer of MaMaMedia, Inc., an Internet company that created activity-based learning products for children and their families. From 1992 to 2000, Mr. Green was the founder and President of Sony Wonder, the division of Sony BMG Music Entertainment responsible for the production and distribution of media geared toward youthful audiences and also for all home video distribution. Beginning in 1989, Mr. Green was the Executive Vice President of Administration and Operations for ATCO Records, a music industry label co-owned with The Warner Music Group. From 1982 until 1989, Mr. Green served as the Senior Vice President of Polygram Records, overseeing the Business Affairs and Music Publishing divisions of the company. Mr. Green’s career in the entertainment industry began first in the legal department and thereafter as the Director of Business Affairs for CBS Records. Prior to that Mr. Green practiced general entertainment law at the firm of Moses Singer. Mr. Green’s broad and deep experience in various segments of the entertainment industry, together with his perspective as our Chief Executive Officer, provides the Board with unique insight and direct access to strategic and operational information about the Company.

Michael J. John	I	56

Since April 2004, Mr. John has served as a senior partner of JH Partners, LLC. Prior to joining JH Partners, LLC, Mr. John was President and Chief Executive Officer of City Graphics, a private graphic design company, from 1993 to 2003. Previously, Mr. John served as President and Chief Executive Officer of Pacific Lithograph, a commercial lithographer. Mr. John has also built a successful real estate development practice in Idaho where he has developed over $100 million of projects. Mr. John currently serves on the boards of the private companies AmeriMark Holdings, LLC, BAP Holdings, LLC, Pikes Peak Direct Marketing, Inc., Chef’s, Country Home Products, Inc., GoSmile and Ouidad. He received a B.S. from the University of Oregon and also completed the Stanford Executive Management Program. As a director, Mr. John brings to the Board expertise from his operational experience and skills and insights from his work as an investor.

Executive Officers

The following table sets forth the name, age and position of each of our executive officers as of July 29, 2010.

Name	Age	Position
Executive Officers*
Theodore S. Green	57	Chief Executive Officer and Chairman of the Board
John P. Avagliano	54	Chief Operating Officer/Chief Financial Officer
John W. Hyde	69	Vice Chairman

*                                         Executive Officers were appointed effective January 8, 2010.

Mr. Green’s biographical information is set forth above under “Board Composition.”

From 2004 to 2009, Mr. Avagliano was President of Britannia Holdings providing strategic and financial management services to the film, music, video and apparel industries. Clients of Britannia Holdings included Live Nation Entertainment, Ticketmaster Entertainment, Frontline Management, Palm Pictures (an integrated film and music company founded by Chris Blackwell the former Chairman of Island Records), CAK Entertainment (a joint venture music publishing company funded by GTCR, a private equity firm based in Chicago), Menichetti, Ltd. (high-end apparel manufacturer/distributor), Pacific Connections, Inc. (mass market apparel and accessory distributor) and DIC Entertainment.  From 1999 to 2004, Mr. Avagliano worked in various positions for Time Warner Inc.  From 2001 to 2004, Mr. Avagliano worked for Warner Music Group as SVP of Financial Operations, where he was responsible for financial oversight of the global manufacturing, distribution and print businesses, worldwide financial planning and analysis, U.S. advertising procurement, real estate management, office services support and U.S. purchasing activities. From 1999 to 2001, Mr. Avagliano was CFO of Warner Home Entertainment, the leading global manufacturer and distributor of DVD and VHS products, where he was responsible for managing the overall finance function, leading negotiations in acquiring and distributing independent theatrical and TV content and managing the Video-On-Demand activities as related to the Warner Bros. film release schedule. Previously Mr. Avagliano was employed at companies such as Revlon, Playtex Products, Avon, Sanofi Beaute and PolyGram Distribution.

In 2007, Mr. Hyde founded Rehab Incorporated which consists of Rehab Entertainment, a television and film and intellectual rights company, as well as Rehab Consulting, an entertainment and media consulting company.  Since 2007, Mr. Hyde has served as CEO of Rehab Incorporated.  Mr. Hyde currently has in development Short Circuit for The Weinstein Company and Flight of the Navigator for Disney.  Since October 2007, Mr. Hyde has served as Vice Chairman of The Jim Henson Company, creator of The Muppets and a family entertainment company, where he is responsible for strategic planning, new media and business development.  From 2007 to 2008, Mr. Hyde served as the Vice Chairman of Starz Media, where he was responsible for integrating the IDT Entertainment operations into the Starz group of companies.  From 2003 to 2006, Mr. Hyde was the COO of IDT Entertainment and CEO of IDTE Productions and New Ark Entertainment.  In those roles, Mr. Hyde oversaw all of IDT Entertainment’s operations.

From 2000 to 2006, Mr. Hyde was the CEO of Film Roman responsible for running the animation company producing The Simpsons, King of the Hill, Hellboy: Animated, Eloise, and Wow! Wow! Wubbzy!

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires Image’s directors, executive officers and the beneficial holders of more than 10% of a registered class of Image’s equity securities to file initial reports of ownership and changes in ownership of common stock and other equity securities of Image with the SEC.  Based solely on our records and written representations from certain of these persons, we believe that during fiscal year 2010 all applicable Section 16(a) filing requirements were met, with the following exception: JH Evergreen Management, LLC, John Hansen and JH Partners Evergreen Fund, L.P., which are beneficial owners of more than 10% of the Company’s common stock, assuming conversion of the Series C Preferred Stock into shares of common stock, filed their Form 3s and Form 4s on July 19, 2010.  The transactions reported occurred on January 8, 2010 and April 14, 2010, and accordingly, the Section 16(a) filing requirements do not appear to have been timely met.  The Forms 4 for the April 14, 2010 transactions reported sales of shares of Series B Preferred Stock and Series C Preferred Stock by the Investors to each of Theodore S. Green, John Avagliano, Ray Gagnon and Producers Sales Organization, John Hyde’s wholly-owned consulting business.

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

Committees of the Board

In the past we had a separately designated Audit Committee, Compensation Committee, and Nominations and Governance Committee; however, following our delisting from the Nasdaq Stock Market and the change in Board composition in connection with the Closing, our full Board acts in the capacity of all three committees until the future appointment of independent directors to our Board.  For fiscal year 2010 until the Closing, our Audit Committee was comprised of Messrs. Epstein, Haber (Chairman) and McCloskey who replaced Mr. Coriat (who resigned in November 2009), our Compensation Committee was comprised of Messrs. Epstein and McCloskey (Chairman), and our Nominating and Governance Committee was comprised of Messrs. McCloskey and Coriat (Chairman).  Our Board determined that each of these committee members were independent directors, and the Audit Committee members met the independence requirements of the SEC and Nasdaq.  None of the current members of the Board would be deemed independent under Nasdaq or SEC independence standards.  Our Board has determined that Messrs. Collins and John each qualify as an “audit committee financial expert” as that term is defined in Item 407(d)(5) of Regulation S-K under the Exchange Act.

ITEM 11.              EXECUTIVE COMPENSATION

Summary Compensation Table for Fiscal Year 2010

The following table sets forth compensation paid to those persons who served as our principal executive officer and our other most highly compensated executive officers for fiscal year 2010 and, where applicable, fiscal year 2009 (collectively, the Named Executive Officers).  The fiscal years reported below ended on March 31, 2010 and 2009, respectively:

Name & Principal Position	Fiscal Year	Salary ($)	Option Awards ($)(1)	All Other Compensation ($)(2)	Total ($)
Current Executive Officers(3)
Theodore S. Green, Chief Executive Officer and Chairman	2010	$66,923	$—	$—	$66,923

John P. Avagliano, Chief Operating Officer and Chief Financial Officer	2010	66,923	—	18,733	85,656

John W. Hyde(4), Vice Chairman	2010	—	—	66,923	66,923

Former Executive Officer
Jeff M. Framer(5),	2010	390,769	42,077	726,772	1,159,618
Former President and Acting Chief Financial Officer	2009	350,000	24,612	36,683	411,295

Bill V. Bromiley(6),	2010	375,000	30,055	39,720	444,775
Chief Acquisitions Officer	2009	350,000	24,612	43,323	417,935

Rick Eiberg(6),	2010	300,000	30,055	39,858	369,913
Executive Vice President, Operations (formerly Chief Operating Officer)	2009	250,000	18,459	39,255	307,714

(1)                                 Amount represents the grant date fair value for stock options granted in the fiscal year indicated calculated in accordance with the provisions of Financial Accounting Standards Board Accounting Standards Codification Topic 718 (or FASB ASC Topic 718).  Refer to Note 13, “Stockholders’ Equity,” in the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report, for the relevant assumptions used to determine the valuation of our stock options.  Mr. Framer’s options were subsequently terminated on June 23, 2010 in accordance with the terms of the plans under which they were granted.

(2)                                 Fiscal year 2010 includes:

a.              Medical and dental insurance premiums and other payments in excess of those provided to other employees of $22,589 for each of Messrs. Framer, Bromiley and Eiberg.

b.              Auto allowances paid of $12,116 for Mr. Framer, $12,692 for Mr. Bromiley and $12,600 for Mr. Eiberg.

c.               Our contributions to a 401(k) plan of $4,515 for Mr. Framer, $4,439 for Mr. Bromiley and $4,669 for Mr. Eiberg.

d.              For Mr. Framer, includes (i) severance amount of $626,013, of which $612,308 is for salary continuation through September 30, 2011, and $13,705 is for COBRA coverage through September 30, 2010, and (ii) $61,539 in accrued vacation paid in cash.

e.               For Mr. Avagliano, includes reimbursable commuting expenses of $18,733.

(3)                                 All current executive officers were appointed to their positions effective January 8, 2010.  The Company does not currently have the position of President.

(4)                                 Mr. Hyde provides all services to the Company through Producers Sales Organization, his wholly-owned consulting business.

(5)                                 Mr. Framer was removed as an executive officer effective January 8, 2010, and his employment terminated effective March 23, 2010.

(6)                                 Messrs. Bromiley and Eiberg were promoted to executive officers effective April 1, 2008.  Mr. Eiberg served as Executive Vice President, Operations and Chief Technology Officer from April 1, 2008 until his appointment to the position of Chief Operating Officer effective March 12, 2009.  On January 8, 2010, in connection with the change of control transaction with the Investors, Messrs. Bromiley and Eiberg were no longer considered executive officers, and Mr. Eiberg resumed the position of Executive Vice President, Operations.

Employment Agreements

We entered into employment agreements with each of Messrs. Green and Avagliano and entered into a consulting agreement with Mr. Hyde and his wholly owned consulting business, Producers Sales Organization, effective as of April 14, 2010, each for a term of three years.  The terms of these agreements are summarized under the heading “Fiscal 2011 Agreements” below.  We entered into employment agreements with Messrs. Framer, Bromiley and Eiberg as of March 31, 2009, each for a term of two years.  The terms of these agreements are summarized under the heading “Fiscal 2010 Agreements” below.  Mr. Framer terminated employment with us on March 23, 2010.

Fiscal 2011 Agreements:

Term.  Each of the agreements with Messrs. Green, Avagliano, and Hyde is for a term of three years beginning April 14, 2010, and, subject to advance-notice termination provisions, renews automatically for successive one-year terms.

Base Compensation.  Annual base salaries or consulting fees for the fiscal year ending March 31, 2010 for Messrs. Green, Avagliano and Hyde were $300,000, respectively.

General Terms:

Each executive officer will be eligible for an annual cash bonus targeted at 50% of base compensation, subject to the Company achieving specified earnings before interest, taxes, depreciation and amortization (EBITDA) goals, with partial bonus eligibility if at least 85% of the applicable goal is achieved.  In the case of Mr. Avagliano, this bonus is guaranteed to be at least $50,000 for the year ending March 31, 2011.  For the fiscal year ending March 31, 2011, the EBITDA goal is $10.3 million, subject to reasonable adjustment in the event of any material acquisition of a company or business by the Company.

Each executive officer will be entitled to specified severance benefits, subject to execution of a customary general release of claims, if his employment or consulting engagement is terminated without “cause” or he terminates his employment or consulting engagement for “good reason” including: (i) a payment equal to 12 months of salary or consulting fees, as applicable, and a pro rata bonus; (ii) in the case of Messrs. Green and Avagliano, continuation of healthcare benefits for 12 months; and (iii) in the case of Mr. Avagliano, reimbursement for relocation expenses actually incurred by Mr. Avagliano on or six months prior to termination of employment (up to an aggregate cap of $120,000 and a tax gross-up cap on any such amounts of $75,000).

For purposes of the agreements, “cause” generally means an executive officer’s (i) conviction of a felony or of any crime involving moral turpitude, dishonesty, fraud, embezzlement, theft or misrepresentation; (ii) gross neglect or gross misconduct in connection with the performance of the executive officer’s duties (other than due to the executive officer’s physical or mental illness); (iii) material breach of the employment or consulting agreement, the Company’s proprietary information agreement or certain other Company material policies, rules and regulations; or (iv) willful engagement in any other conduct that involves a material breach of a fiduciary obligation or that would reasonably be expected to have a material and adverse economic effect upon the Company and its subsidiaries, subject to certain notice and opportunity to cure provisions set forth in the agreements.

For purposes of the agreements, “good reason” generally means (i) a material diminution in the executive officer’s salary; (ii) a material diminution in the executive officer’s authority, duties or responsibilities, including a material adverse change in the executive officer’s reporting relationships; (iii) a material breach of the employment or consulting agreement by the Company; (iv) the failure of the Company to issue certain equity awards to the executive officer by November 30, 2010; or (v) except for Mr. Green requiring the executive officer to change principal location of his employment or engagement outside the Los Angeles, California area, subject to certain notice and opportunity to cure provisions set forth in the agreements.  Mr. Green’s employment agreement also provides that “good reason” means (x) the failure of the Company or its stockholders to reelect or to reappoint him as Chairman of the Board, unless cause for removal exists or (y) the appointment of a co-chairman of the Board.  Mr. Hyde’s consulting agreement also provides that “good reason” means the termination of employment of Mr. Green.

Messrs. Green and Avagliano will be reimbursed for expenses related to commuting from New York to Los Angeles, including the cost of business class air travel exceeding three hours, temporary housing and auto use.

Mr. Avagliano will be reimbursed for reasonable expenses, not to exceed $120,000, related to relocation of his home and family from New York to Los Angeles, as well as a tax gross-up for income taxes arising from such reimbursement, not to exceed $75,000.

Each executive officer will receive a tax gross-up to the extent that payments under the employment or consulting agreements are “parachute payments” under Internal Revenue Code Section 280G and subject to an excise tax under Internal Revenue Code Section 4999, subject to specified limitations, including an aggregate cap of $1,000,000 on total gross-up payments to the executive officers under their employment and consulting agreements.

The agreements also contain non-competition and non-solicitation covenants and an agreement by the Company to reimburse the executive officers for reasonable legal fees incurred in connection with the employment agreements and related expenses.

The employment and consulting agreements contemplate the future issuance of stock options and restricted stock awards to the executive officers covering an aggregate of 12.956% of the Company’s fully diluted common stock (excluding the Company’s outstanding and underwater stock options) as of January 8, 2010 (5.5% for awards to Mr. Green, 2.656% for awards to Mr. Avagliano and 4.8% for awards to Mr. Hyde/Producers Sales).  A portion of the awards will have time-based vesting with a four-year vesting schedule and a portion will have performance-based vesting linked to the Company’s achievement of specific stock prices.

Fiscal 2010 Agreements:

Term.  Each of the agreements with Messrs. Framer, Bromiley and Eiberg is for a term of two years beginning March 31, 2009.

Base Salary.  Base salaries for the fiscal year ending March 31, 2010 for Messrs. Framer, Bromiley and Eiberg were $400,000, $375,000 and $300,000, respectively.

General terms:

Each of the agreements provides for, among other benefits, an annual car allowance of $12,600, participation in a Company bonus plan and a stock-based compensation plan, in each case at the sole discretion of the Compensation Committee.

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

Treatment of Stock Options upon a Change in Control:

On January 8, 2010, the change of control transaction with the Investors accelerated the vesting of all remaining unvested options under the equity compensation plans.  Refer to Note 13, “Stockholders’ Equity,” in the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report for further discussion.  Immediately following acceleration, all options under the 1998 Incentive Plan were terminated according to the provisions of the plan.  There are no unvested options under the remaining two plans, the 2004 Incentive Compensation Plan and the 2008 Stock Awards and Incentive Plan.

Under the 2004 Incentive Compensation Plan and the 2008 Stock Awards and Incentive Plan, if a change in control or termination of employment in connection with a change in control had occurred on March 31, 2010, none of the Named Executive Officers would have recognized any incremental compensation in connection with accelerated vesting of any options they held, based on the difference between the fair market value of our common stock of $0.22 on March 31, 2009 and the per share exercise price of the options.

Outstanding Equity Awards at Fiscal Year End 2010

All equity awards reported in the table below were granted under the 2008 Stock Awards and Incentive Plan or the 2004 Incentive Compensation Plan.  The table below generally sets forth the number of outstanding options that have not vested or that have not been exercised by the Named Executive Officers as of March 31, 2010:

	Option Awards
Name	Number of Securities Underlying Unexercised Options (# Exercisable)	Number of Securities Underlying Unexercised Options (# Unexercisable)	Option Exercise Price ($)	Option Expiration Date

Current Executive Officers

Theodore S. Green	—	—	$—

John P. Avagliano	—	—	—

John W. Hyde	—	—	—

Former Executive Officer

Jeff M. Framer(1)	84,000		$3.80	9/21/2014	(2)
	40,000		5.00	9/21/2014	(2)
	70,000		0.86	4/28/2019	(3)

Bill V. Bromiley	50,000	—	0.86	4/28/2019	(3)

Rick Eiberg	12,500		3.80	9/21/2014	(2)
	50,000		0.86	4/28/2019	(3)

(1)                                  Mr. Framer’s vested options expired June 23, 2010, three months after he ceased being an executive officer and employee of the Company.

(2)                                  Stock option granted on September 22, 2004.  One-twentieth of the grant vested every three months beginning on December 22, 2004.

(3)                                  Stock option granted on April 29, 2009.  One-twelfth of the grant vested every three months beginning on July 29, 2009.  We accelerated the vesting of all unvested options on January 8, 2010 in connection with the JH Partners transaction.

Director Compensation

For fiscal 2010, our non-employee directors were each compensated $40,000 annually (paid quarterly), $2,000 for each meeting of the Board or a committee of the Board where in-person attendance was expected, and $1,000 for each Board or committee meeting where telephonic attendance was expected.  In addition, non-employee directors were reimbursed for reasonable travel expenses to attend Board or committee meetings.  There is no compensation to employee or affiliate directors.

For fiscal 2010, our non-employee directors were each granted a stock option to purchase 10,000 shares of our common stock.  The options were granted under our 2008 Stock Awards and Incentive Plan on April 29, 2009 and were scheduled to vest one year later on April 29, 2010, subject to continued service as a director until that date.  The options had an exercise price equal to the closing sales price of our common stock on the date of grant.

In connection with the transaction with the Investors, the non-employee directors listed below, other than Mr. Coriat, resigned from the Board effective January 8, 2010.  Mr. Coriat resigned from the Board on November 19, 2009. All current directors are employees or affiliate directors.

Director Compensation Table for Fiscal Year 2010

The following table sets forth information regarding the compensation of our non-employee directors in fiscal year 2010:

Name	Fees Earned or Paid in Cash ($)(1)	Option Awards ($)(2)	All Other Compensation ($)	Total ($)

David Coriat	$43,435	$6,000	—	$49,435
Ira S. Epstein	70,222	6,000	—	76,222
Martin W. Greenwald(3)	55,889	6,000	$140,000	201,889
Gary Haber	69,222	6,000	—	75,222
M. Trevenen Huxley	55,889	6,000	—	61,889
Robert J. McCloskey	68,891	6,000	—	74,891

(1)                                  Cash compensation for Board and committee meeting attendance and quarterly service fee of $10,000, prorated for the applicable service period.

(2)                                  Amount represents the grant date fair value for option awards during fiscal year 2010 calculated in accordance with FASB ASC Topic 718. Refer to Note 13, “Stockholders’ Equity,” in the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report for the assumptions used in determining such amounts.  The per share grant date fair value of the option to purchase 10,000 shares granted in fiscal year 2010, determined in accordance with FASB ASC Topic 718, was $0.60.

On November 19, 2009, Mr. Coriat resigned from the Board.  His 10,000 unvested options were forfeited.  His remaining 15,000 vested options expired in accordance with the terms of the plans under which they were granted.  On January 8, 2010, the then-current Board resigned in connection with the transaction with the Investors and the 10,000 unvested options for each then-current director were forfeited.  In addition, the outstanding options under the 1998 Plan terminated in connection with the change of control transaction in accordance with the terms of the plan under which they were granted.  On March 31, 2010, the non-employee directors held outstanding option awards for the following number of shares: Mr. Epstein, 35,000; Mr. Greenwald, 200,000; Mr. Haber, 25,000; Mr. Huxley, 15,000; and Mr. McCloskey, 25,000.  Of Mr. Greenwald’s remaining outstanding options, all were granted in connection with his previous service as President and Chief Executive Officer.  All options held by non-employee directors expired in April 2010 in accordance with the terms of the plans under which they were granted.

(3)                                  On April 1, 2009, we entered into a consulting agreement (or Consulting Agreement) with EIM Capital Management, Inc. (or EIM), an entity wholly-owned and managed by Martin W. Greenwald, the then-Chairman of our Board of Directors.  Under the Consulting Agreement, EIM received a monthly fee of $35,000 in return for certain strategic consulting services provided to Image by Mr. Greenwald on a non-

exclusive basis.  In addition to the payment of a monthly fee, we agreed to reimburse Mr. Greenwald for out-of-pocket expenses reasonably incurred in connection with Mr. Greenwald’s services to Image.  Mr. Greenwald was also provided the use of an Image company car from April 1, 2009 until May 31, 2009.  Mr. Greenwald received as All Other Compensation the consulting fee from April 1, 2009 through the end of the Consulting Agreement term on July 31, 2009.

ITEM 12.                                            SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of July 13, 2010, with respect to the beneficial ownership of shares of our common stock owned by (i) each person, who, to our knowledge based on Schedules 13G or 13D filed with the SEC, is the beneficial owner of more than 5% of our outstanding common stock, (ii) each person who is currently a director, (iii) each Named Executive Officer, and (iv) all of our current directors and executive officers as a group.

Name of Beneficial Owner	Shares of Common Stock Beneficially Owned(1)	Percent of Common Stock(2)
JH Evergreen Management, LLC(3)	209,219,400	79.93%
Portside Growth and Opportunity Fund(4)	9,878,215	4.17%
Theodore S. Green(5)	8,948,500	3.91%
John W. Hyde(6)	7,599,850	3.32%
John P. Avagliano(7)	3,576,400	1.56%
Rick Eiberg(8)	62,500	*
Bill Bromiley(9)	50,000	*
Jeff M. Framer	18,781	*
Patrick M. Collins	—	—
Michael J. John	—	—
All current directors and executive officers as a group (5 persons)	20,124,750	8.09%

*Less than 1%

Notes to Beneficial Ownership Table:

(1)          Beneficial ownership is determined in accordance with SEC rules.  For the number of shares beneficially owned by each of JH Evergreen Management, LLC and Portside Growth and Opportunity Fund we rely on each such stockholder’s statements filed with the SEC pursuant to Section 13(d) or 13(g) of the Securities Exchange Act of 1934, as amended, as described in the footnotes below.  Except as indicated by footnote below, each person named reportedly has sole voting and investment powers with respect to the common stock beneficially owned by that person, subject to applicable community property and similar laws.  Except as indicated by footnote below, each owner’s mailing address is c/o Image Entertainment, Inc., 20525 Nordhoff Street, Suite 200, Chatsworth, California 91311.

(2)          On July 13, 2010, there were 26,605,718 shares of our common stock, $.0001 par value, outstanding.  The percentage of the common stock beneficially owned by each named reporting person (and the directors and executive officers as a group) is reported assuming full conversion of all outstanding Series C Preferred Stock into shares of common stock (202,066,600 shares).  Common stock not outstanding but which underlies options and rights (including purchase rights and warrants) vested or convertible as of, or vesting or convertible within, 60 days after July 13, 2010, is deemed to be outstanding for the purpose of computing the percentage of the common stock beneficially owned by each named person (and the directors and executive officers as a group), but is not deemed to be outstanding for any other purpose.  If beneficial ownership was calculated with only the beneficial amounts pertaining to the holder, the percentages reported would be 88.72% for JH Evergreen Management, LLC, 28.53% for Portside Growth and Opportunity Fund, 25.17% for Mr. Green, 22.22% for Producers Sales Organization/John W. Hyde, and 11.85% for Mr. Avagliano.

(3)          Information presented is based on a Schedule 13D filed with the SEC on July 21, 2010 by JH Evergreen Management, LLC (or JH Evergreen Management), JH Partners Evergreen Fund, L.P. (or JH Evergreen), JH

Investment Partners III, LP (or JHIP III), JH Investment Partners GP Fund III, LLC (or JHIP GP III) and John C. Hansen.  The mailing address of JH Evergreen Management is 451 Jackson Street, San Francisco, CA  94111-1615.  Assumes full conversion of Series C Preferred Stock held and purchase rights for additional shares of Series C Preferred Stock into 209,219,400 shares of common stock.  The Series C Preferred Stock held will automatically convert into shares of common stock when there are sufficient authorized but unissued shares of common stock to effect the conversion in full of the Series C Preferred Stock after taking into account shares reserved for issuance upon exercise of outstanding rights, warrants and options and upon conversion of outstanding securities.  According to the Schedule 13D, JH Evergreen Management and Mr. Hansen each reported beneficial ownership of 209,219,400 shares of common stock, of which each reported sole voting and dispositive power.  JH Evergreen reported beneficial ownership of 178,201,702 shares of common stock, of which it had sole voting and dispositive power. JHIP III reported beneficial ownership of 21,254,607 shares of common stock, of which it had sole voting and dispositive power. JHIP GP III reported beneficial ownership of 9,763,091 shares of common stock, of which it had sole voting and dispositive power.  Mr. Hansen disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein.

(4)          Information presented is based on a Schedule 13 G filed on January 15, 2010 with the SEC by Portside Growth and Opportunity Fund (or Portside).  The mailing address of Portside is c/o Citco Fund Services (Cayman Islands) Limited, Regatta Office Park, Windward 1, 2nd Floor, PO Box 31106, Grand Cayman KY1-1205, Cayman Islands and that of the other parties reporting on the Schedule 13G is 599 Lexington Avenue, 20th Floor, New York, NY  10022.  Pursuant to the Schedule 13G filing, the shares of common stock listed in the table as beneficially owned by Portside may also be deemed to be beneficially owned by Ramius LLC (or Ramius), Cowen Group, Inc., RCG Holdings LLC, C4S & Co., L.L.C. (or C4S), Peter A. Cohen, Morgan B. Stark, Jeffrey M. Solomon and Thomas W. Strauss.  Each of Ramius, C4S and Messrs. Cohen, Stark, Solomon and Strauss disclaims beneficial ownership of the shares beneficially owned by Portside.  Includes warrants to purchase 8,018,868 shares of common stock.

(5)          Includes Series C Preferred Stock assumed to be converted into 8,941,000 shares of common stock.

(6)          Mr. Hyde holds shares through Producers Sales Organization, his wholly owned consulting business.  Includes Series C Preferred Stock assumed to be converted into 7,599,850 shares of common stock.

(7)          Includes Series C Preferred Stock assumed to be converted into 3,576,400 shares of common stock.

(8)          Includes vested options to purchase 62,500 shares of common stock.

(9)          Includes vested options to purchase 50,000 shares of common stock.

Change in Control

Please refer to the description of the Stockholders’ Agreement in “Item 13. Certain Relationships and Related Transactions, and Director Independence” below.  For a discussion of the recent transactions, please refer to “Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations — Recent Events” and other information regarding the transactions included in this Annual Report.

Equity Compensation Plan Information

The following table sets forth certain information as of March 31, 2010 with respect to our equity compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance, aggregated by (i) all compensation plans previously approved by our security holders, and (ii) all compensation plans not previously approved by our security holders:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities referenced in the first column) (2)
Equity compensation plans approved by security holders	1,029,500	$2.699	917,430
Equity compensation plans not approved by security holders:
Compensatory warrants issued to service providers (3)	8,018,868	0.530	—

Total	9,048,368	$0.777	917,430

Notes to Equity Compensation Plan Information Table:

(1)                                  Includes options granted to employees and directors under our 2004 Incentive Compensation Plan and 2008 Stock Awards and Incentive Plan.

(2)                                  Future equity awards may be granted under our 2004 Incentive Compensation Plan or our 2008 Stock Awards and Incentive Plan.

(3)                                  In August 2006, we issued a five-year warrant in connection with a convertible debt financing to an investor to purchase up to 1,000,000 shares of common stock at $4.25 per share.  The transaction with JH Partners triggered the antidilution provisions contained in the warrant.  As a result, the warrant is now exercisable for 8,018,868 shares of our common stock at an exercise price of $0.53 per share.

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

The January 8, 2010 investment and recapitalization transaction with the Investors resulted in a variety of related-party transactions with the Investors, which became the holders of approximately 88.6% of our post-transaction outstanding voting securities.  These transactions included payment to the Investor Representative of a $1 million transaction fee, akin to an investment banking fee, and reimbursement of $650,000 of the Investors’ expenses and payment of other transaction-related expenses.  Pursuant to the SPA, we agreed to pay the Investor Representative or its designee a management fee of $300,000 on each of December 31, 2010 and December 31, 2011.

Pursuant to the SPA, we also granted the Investors the right (or the Purchase Right) to purchase up to an additional 7,400 shares of Series B Preferred Stock and 66,163.4 shares of Series C Preferred Stock for an aggregate purchase price of $7.4 million.  The Purchase Right was not exercised and has expired with respect to an initial tranche of 3,700 shares of Series B Preferred Stock and 33,081.7 shares of Series C Preferred Stock.  At any time during the period commencing on January 8, 2010 and ending at 5:00 p.m., Pacific time, on the date that is 360 days after January 8, 2010, the Investors may exercise the remaining tranche as to 3,700 shares of Series B Preferred Stock and 33,081.7 shares of Series C Preferred Stock in whole or in part and in one or more instances.

Pursuant to the SPA, the Investors initially provided to Wachovia Capital Finance Corporation (Western), a Wells Fargo Company (or Wachovia), a $5.0 million irrevocable standby letter of credit for 90 days, which has been extended through August 6, 2011, as credit support for our revolving line of credit.

On January 8, 2010, in connection with the Closing, we entered into a Registration Rights Agreement (or RRA) with the Investors.  Pursuant to the RRA, we agreed to register under the Securities Act of 1933 the shares of Common Stock issuable upon conversion of the Series C Preferred under certain circumstances.  In connection with the execution of the SPA and RRA, the Rights Agreement providing for preferred stock purchase rights for our stockholders was terminated pursuant to its terms.  As a result of the termination of the Rights Agreement, the holders of the preferred stock purchase rights issued pursuant to the Rights Agreement and are no longer entitled to the rights set forth in the Rights Agreement.

On April 14, 2010, Theodore S. Green, John Avagliano, Ray Gagnon and Producers Sales Organization, John Hyde’s subsidiary ( or Producers Sales), purchased shares of the Company’s Series B Preferred Stock and Series C Preferred Stock from the Investors.  Mr. Green purchased 1,000 shares of Series B Preferred Stock and 8,941 shares of Series C Preferred Stock for an aggregate purchase price of $1,029,589.04, Mr. Avagliano purchased 400 shares of Series B Preferred Stock and 3,576.4 shares of Series C Preferred Stock for an aggregate purchase price of $411,835.62, Mr. Gagnon purchased 50 shares of Series B Preferred Stock and 447.05 shares of Series C Preferred Stock for an aggregate purchase price of $51,479.452 and Producers Sales purchased 850 shares of Series B Preferred Stock and 7,599.85 shares of Series C Preferred Stock for an aggregate purchase price of $875,150.69.

On April 14, 2010, in connection with this transaction, the Investors entered into a Stockholders’ Agreement (or the Stockholders’ Agreement) with Image, Messrs. Green, Avagliano and Gagnon, and Producers Sales.  Messrs. Green, Avagliano and Gagnon, and Producers Sales are referred to herein as the Management Stockholders, and the Management Stockholders and the Investors are referred to herein as the Stockholders. In addition to imposing customary transfer restrictions on Company capital stock held by the Stockholders, the Stockholders’ Agreement includes agreements among the Stockholders regarding tag-along rights, whereby Stockholders have the right to participate in sales of the Company’s capital stock by other Stockholders, subject to specified exceptions.

The Stockholders’ Agreement also includes customary drag-along rights, which provide that if the holders of at least a majority of the Company’s common stock (on a fully diluted basis) elect to consummate a transaction or series of transactions resulting in the sale of at least a majority of the Company’s common stock (on a fully diluted basis) or assets, each other Stockholder shall take all action necessary to consummate such transaction or transactions.  Furthermore, the JH Stockholders agreed to vote in favor of the Company’s new equity incentive plan pursuant to which the Management Stockholders will receive stock options and restricted stock awards at the meeting of stockholders called to approve the equity incentive plan.

In addition, the Stockholders’ Agreement gives the Company a call option on capital stock and vested options held by each of the Management Stockholders, exercisable within 90 days of the termination of employment or consulting engagement of the Management Stockholder.  The exercise price of the call option is based on the fair market value of the underlying shares, except in the case of termination for “cause,” in which case shares underlying equity compensation awards may be purchased at the original acquisition price, if lower.  The call option is assignable by the Company to the other Stockholders.

Gary Haber, a former member of our Board and principal of Haber Corporation, manages artists, some of whom are among Image’s content providers.  Haber Corporation receives fees from certain of these content providers based upon a percentage of royalty payments paid to such content providers by Image.  Image’s royalty payments to these content suppliers are based upon a contractual percentage of net revenues derived from the distribution of the content suppliers’ entertainment programming.  The royalties paid to these content suppliers in consideration for the distribution of their content, in the opinion of management, is fair and reasonable, and is on terms no less favorable than terms generally available to other third-party content suppliers under the same or similar circumstances.

David Coriat, a former member of our Board, currently serves as Executive Vice President of Slaight Communications Inc. (or Slaight Communications).  Slaight Communications (formerly Standard Broadcasting Corporation Limited, once the largest privately owned multi-media company in Canada and then-owner of our exclusive content distributor in Canada) currently holds 270,198 shares of our common stock.

John Hyde, our Vice Chairman, owns Producers Sales Organization (or PSO), who is one of Image’s content providers.  PSO receives royalty payments based upon a contractual percentage of net revenues derived from the distribution of the entertainment programming licensed.  The royalties paid in consideration for the content distribution, in the opinion of management, is fair and reasonable, and is on terms no less favorable than terms generally available to other third party content suppliers under the same or similar circumstances.  The amount of royalties earned was $25,965 for fiscal 2010 and $574,463 for fiscal 2009, which was prior to Mr. Hyde joining the Company.

Director Independence

Although we are not currently listed on Nasdaq, we apply Nasdaq independence standards to our Board members.  Although the current Board members are not considered “independent” by such standards, our intent is to identify appropriate independent candidates to meet such standards.

Our Board has reviewed the independence of our directors, including whether specified transactions or relationships exist currently, or existed during the past three years, between our directors, or certain family members or affiliates of our directors, and Image and our subsidiaries (which were merged into Image on June 30, 2010), certain other affiliates, or our independent registered public accounting firm.  In the review, the receipt of indirect fees by the Haber Corporation, of which Mr. Haber is a principal, from certain Image content providers based upon a percentage of royalty payments paid to such content providers by Image, was considered.  In addition, Mr. Greenwald’s affiliation with EIM, which provides consulting services to Image, was considered.  Further, Mr. Coriat’s affiliations with Slaight Communications, formerly a greater than 5% beneficial owner of Image, was considered.  As a result of the review, our Board has determined for fiscal year 2010 that David Coriat, Ira S. Epstein, Gary Haber, M. Trevenen Huxley and Robert J. McCloskey were “independent” as that term is used in Nasdaq Marketplace Rule 5605(a)(2).  None of our current directors are independent.  Mr. Green is our Chief Executive Officer, and Messrs. Collins and John are each employed by our controlling shareholder.  There are no family relationships among or between any of our directors, executive officers or key employees.

ITEM 14.               PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table summarizes the aggregate fees for professional services provided by BDO USA, LLP (formerly known as BDO Seidman, LLP) related to the fiscal years ended March 31, 2010 and 2009:

	2010	2009
Audit Fees	$284,869	$291,779
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	2,500	1,000

Total Fees	$287,369	$292,779

Audit Fees.

Consisted of fees billed for professional services rendered for: (i) the audit of our consolidated financial statements; (ii) the review of interim consolidated financial statements for our quarterly filings; and (iii) any services that are normally provided by our principal accountant in connection with statutory and regulatory filings or engagements.

Audit-Related Fees.

There were no audit-related fees during the fiscal years ended March 31, 2010 and 2009.

Tax Fees.

BDO USA, LLP (formerly known as BDO Seidman, LLP) does not perform professional services for tax compliance, tax advice or tax planning for us.

All Other Fees.

Consisted of fees for professional services related to the JH Partners transaction and terminated merger transaction.

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

All of the fees paid to BDO USA, LLP (formerly known as BDO Seidman, LLP) in fiscal 2010 and 2009 were pre-approved by the Audit Committee.  Our Audit Committee has considered whether the provision of services other than those described above under the heading of “Audit Fees” are compatible with maintaining the independence of BDO USA, LLP (formerly known as BDO Seidman, LLP).

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

21.1*	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K (File No. 000-11071) filed on June 29, 2010).

23.1*	Consent of BDO USA, LLP (formerly known as BDO Seidman LLP), Independent Registered Public Accounting Firm.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1*	Section 1350 Certification of Chief Executive Officer.

32.2*	Section 1350 Certification of Chief Financial Officer.

99.1	Notice of termination of the Agreement and Plan of Merger, among Nyx Acquisitions, Inc., The Conceived Group, Inc., and Image Entertainment, Inc., sent by the Registrant on April 17, 2009

(incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K (File No. 000-11071) filed on April 23, 2009).

99.2	Press Release, dated November 16, 2009 (incorporated by reference to Exhibit 99.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-11071) filed on November 16, 2009).

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

IMAGE ENTERTAINMENT, INC.
A Delaware corporation

Dated: July 29, 2010	/s/ THEODORE S. GREEN
THEODORE S. GREEN
Chairman and Chief Executive Officer
(Principal Executive Officer)

Dated: July 29, 2010	/s/ JOHN P. AVAGLIANO
JOHN P. AVAGLIANO
Chief Operating Officer and Chief Financial Officer
(Principal Financial and Accounting Officer)