Form 10-Q
period 2010-06-30
IMAGE ENTERTAINMENT INC
filed 2010-08-16
CIK 216324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark one)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010.

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Number of shares outstanding of the issuer’s common stock on August 6, 2010:  26,605,718

IMAGE ENTERTAINMENT, INC.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2010 (or Quarterly Report) of Image Entertainment, Inc. (or we, us, our, or Image) includes forward-looking statements that involve risks and uncertainties within the meaning of the Private Securities Litigation Reform Act of 1995.  Other than statements of historical fact, all statements made in this Quarterly Report are forward-looking, including, but not limited to, statements regarding industry prospects, future results of operations or financial position, and statements of our intent, belief and current expectations about our strategic direction, prospective and future financial results and condition.  In some cases, forward-looking statements may be identified by words such as “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” “future,” “intend,” “project” or similar words.  Forward-looking statements involve risks and uncertainties that are inherently difficult to predict, which could cause actual outcomes and results to differ materially from our expectations, forecasts and assumptions.

All forward-looking statements should be evaluated with the understanding of inherent uncertainty.  The inclusion of such forward-looking statements should not be regarded as a representation that contemplated future events, plans or expectations will be achieved.  Unless otherwise required by law, we undertake no obligation to release publicly any updates or revisions to any such forward-looking statements that may reflect events or circumstances occurring after the date of this Quarterly Report.  Important factors that could cause or contribute to such material differences include those discussed in Part I, Item 1A. “Risk Factors” in our Amendment No. 1 to Annual Report on Form 10-K/A filed on July 29, 2010.  You are cautioned not to place undue reliance on such forward-looking statements.

PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements.

IMAGE ENTERTAINMENT, INC.

Consolidated Balance Sheets

(unaudited)

June 30, 2010 and March 31, 2010

ASSETS

(In thousands)	June 30, 2010	March 31, 2010
Current assets:
Cash	$319	$460
Accounts receivable, net of allowances of $8,172 - June 30, 2010; $8,688 - March 31, 2010	16,554	17,676
Inventories	11,268	12,659
Royalty and distribution fee advances	12,002	10,979
Prepaid expenses and other assets	604	847
Total current assets	40,747	42,621
Noncurrent inventories, principally production costs	1,965	2,201
Noncurrent royalty and distribution advances	17,130	15,669
Property, equipment and improvements, net	924	1,105
Goodwill	5,715	5,715
Other assets	86	86
Total assets	$66,567	$67,397

See accompanying notes to consolidated financial statements

IMAGE ENTERTAINMENT, INC.

Consolidated Balance Sheets

(unaudited)

June 30, 2010 and March 31, 2010

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

(In thousands, except share data)	June 30, 2010	March 31, 2010
Current liabilities:
Accounts payable	$5,912	$6,803
Accrued liabilities	8,739	8,638
Accrued royalties and distribution fees	16,324	14,048
Accrued music publishing fees	5,792	5,846
Deferred revenue	4,407	6,571
Revolving credit facility	6,314	6,380
Series B cumulative preferred stock dividends payable	1,310	616
Total current liabilities	48,798	48,902
Other long-term liabilities	1,681	2,442
Total liabilities	50,479	51,344
Commitments and Contingencies
Series B preferred stock, $.0001 par value, 30,000 shares authorized; 22,600 issued and outstanding at June 30, 2010 and March 31, 2010, respectively
(Liquidation preference of $23,910 and $23,216, respectively)	6,019	6,019
Series C convertible preferred stock, $.0001 par value, 270,000 shares authorized; 202,066.6 issued and outstanding at June 30, 2010 and March 31, 2010, respectively	10,895	10,895
Stockholders’ deficit:
Common stock, $.0001 par value, 100 million shares authorized; 26,606,000 and 25,356,000 issued and outstanding at June 30, 2010 and March 31, 2010, respectively	3	3
Additional paid-in capital	53,360	53,284
Accumulated deficit	(54,189)	(54,148)
Total stockholders’ deficit	(826)	(861)
Total liabilities, preferred stock and stockholders’ deficit	$66,567	$67,397

See accompanying notes to consolidated financial statements

IMAGE ENTERTAINMENT, INC.

Consolidated Statements of Operations

(unaudited)

For the Three Months Ended June 30, 2010 and 2009

(In thousands, except per share data)	2010	2009
NET REVENUES	$17,464	$23,684
COST OF SALES	12,781	18,901
Gross margin	4,683	4,783
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Selling expenses	1,351	4,437
General and administrative expenses	3,257	4,263
Total selling, general and administrative expenses	4,608	8,700
INCOME (LOSS) FROM OPERATIONS	75	(3,917)
OTHER EXPENSES (INCOME):
Interest expense, net	115	629
Other	(777)	(1,541)
	(662)	(912)
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	737	(3,005)
PROVISION FOR INCOME TAXES	84	25
NET INCOME (LOSS)	653	(3,030)
Dividend on Series B preferred stock	694	—
NET LOSS APPLICABLE TO COMMON SHAREHOLDERS	$(41)	$(3,030)
NET LOSS PER COMMON SHARE:
Net loss per common share — basic and diluted	$(0.00)	$(0.14)
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	25,911	21,856

See accompanying notes to consolidated financial statements

IMAGE ENTERTAINMENT, INC.

Consolidated Statements of Cash Flows

(unaudited)

For the Three Months Ended June 30, 2010 and 2009

(In thousands)	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$653	$(3,030)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization of production costs	1,034	1,097
Depreciation and other amortization	240	556
Benefit for doubtful accounts, sales returns and other credits	(512)	(1,170)
Provision (benefit) for lower of cost or market inventory write-downs	(289)	203
Accelerated amortization and fair value write-down of advance royalty and distribution fees	685	789
Change in fair values of warrant, purchase rights and embedded derivatives	(761)	(72)
Gain on disposal of property, equipment and improvements	(16)	—
Noncash consideration for investment banking services received	76	—
Changes in assets and liabilities associated with operating activities:
Accounts receivable	1,634	(2,664)
Inventories	1,539	(66)
Royalty and distribution fee advances	(1,568)	2,728
Production cost expenditures	(657)	(980)
Prepaid expenses and other assets	200	217
Accounts payable, accrued royalties, fees and liabilities	(169)	(105)
Deferred revenue	(2,164)	2,422
Net cash used in operating activities	(75)	(75)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used in investing activities — capital expenditures	$—	$(26)

See accompanying notes to consolidated financial statements

IMAGE ENTERTAINMENT, INC.

Consolidated Statements of Cash Flows, Continued

(unaudited)

For the Three Months Ended June 30, 2010 and 2009

(In thousands)	2010	2009
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facility	$17,100	$23,916
Repayments of borrowings under revolving credit facility	(17,166)	(23,781)
Repayments of long-term debt	—	(595)
Net cash used in financing activities	(66)	(460)
NET DECREASE IN CASH:	(141)	(561)
Cash at beginning of period	460	802
Cash at end of period	$319	$241
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$51	$371
Income taxes	$5	$—

See accompanying notes to consolidated financial statements

Image Entertainment, Inc.

Notes To Consolidated Financial Statements

(Unaudited)

Note 1.           Basis of Presentation.

Image Entertainment, Inc. is a leading independent licensee and distributor of entertainment programming in North America.  We release our library of exclusive content on a variety of formats and platforms, including DVD, Blu-ray Disc® (or Blu-ray), digital (video-on-demand (or VOD), electronic sell-through and streaming), broadcast television, cable or satellite (including VOD and pay-per-view), theatrical and non-theatrical (airplanes, libraries, hotels and cruise ships) exploitation.

Effective June 30, 2010, we merged our wholly owned subsidiaries, Egami Media, Inc. and Image Entertainment (UK), Inc., into the parent corporation, Image Entertainment, Inc.  We continue to own the trademark for Egami Media, Inc. and use it as a trade name.  For presentation purposes, these financial statements are labeled as consolidated financial statements.

The balance sheet as of March 31, 2010 included in this report, which has been derived from audited financial statements, and the accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (or U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements.  All significant intercompany balances and transactions prior to June 30, 2010 have been eliminated in consolidation.

In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included.  Due to the seasonal nature of our business and other factors, including the strength of our new release schedule, interim results are not necessarily indicative of the results that may be expected for the entire fiscal year.  The accompanying financial information should, therefore, be read in conjunction with the consolidated financial statements and the notes thereto in our Amendment No. 1 to Annual Report on Form 10-K/A filed on July 29, 2010.  Note 1 of our audited consolidated financial statements included in our Amendment No.1 to Annual Report on Form 10-K/A contains a summary of our significant accounting policies.  Certain prior-year balances have been reclassified to conform to the current presentation.

Note 2.           Recent Accounting Pronouncements.

On April 1, 2010, we adopted ASC 860-10, Transfers and Servicing — Sales of Financial Assets. This statement eliminates the concept of a qualified special-purpose entity, changes the requirements for derecognizing financial assets and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of assets, including securitization transactions, and an entity’s  continuing involvement in and exposure to the risks related to transferred financial assets. The provisions of this issue did not have an impact on our consolidated financial statements.

On April 1, 2010, we adopted ASC 810, Consolidation, as amended. FASB’s objective in issuing this guidance is to improve financial reporting by enterprises involved with variable interest entities. FASB undertook this project to address (1) the effects on certain provisions of ASC 810 as a result of the elimination of the qualifying special-purpose entity concept in ASC 860-10 and (2) constituent concerns about the application of certain key provisions of ASC 810, including those in which the accounting and disclosures under the guidance do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. The provisions of this issue did not have an impact on our consolidated financial statements.

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

Image Entertainment, Inc.

Notes To Consolidated Financial Statements

(Unaudited)

Underlying Equity Security Trades - a consensus of the FASB Emerging Issues Task Force.  The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010.  The adoption of ASC No. 2010-13 is not expected to have a material impact on the Company’s financial statements.

Note 3.           Accounting for Stock-Based Compensation.

As of June 30, 2010, we had two equity compensation plans: the Image Entertainment, Inc. 2008 Stock Awards and Incentive Plan (or 2008 Plan) and the Image Entertainment, Inc. 2004 Incentive Compensation Plan (or 2004 Plan, and together with the 2008 Plan, the Plans).  The 2008 Plan provides for equity awards, including stock options, stock appreciation rights, restricted stock awards, performance awards, phantom stock awards, or stock units.  The 2004 Plan provides for equity awards, including stock options and restricted stock units.  At June 30, 2010, there were approximately 710,000 shares available for future grants under the 2008 Plan and 809,430 shares available for future grants under the 2004 Plan.

We measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the grant date for all awards granted in accordance with ASC Topic 718.

Stock Options

There were no options granted during the three months ended June 30, 2010.

Option activity for the Plans for the three months ended June 30, 2010 is summarized as follows:

(In thousands, except share prices)	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at April 1, 2010	1,030	$2.699	3.462
Granted	—	—	—
Exercised	—	—	—
Canceled	(602)	3.333	3.795
Options outstanding at June 30, 2010	428	$1.806	2.601	$—
Options exercisable at June 30, 2010	428	$1.806	2.601	$—

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on our closing stock price of $0.24 as of June 30, 2010, which theoretically could have been received by the option holders had all option holders exercised their options as of that date.  There were no options exercised, and thus no aggregate intrinsic value of options exercised or cash received, during the three months ended June 30, 2010 and 2009.  There were no in-the-money options exercisable as of June 30, 2010 and 2009.

As of June 30, 2010, there were no unvested stock options remaining therefore there was no remaining unamortized stock-based compensation expense.

There was no excess tax benefit recorded for the tax deductions related to stock options during the three months ended June 30, 2010 and 2009.

Restricted Stock Units

There were no restricted stock units awarded in the three months ended June 30, 2010 or June 30, 2009.

Stock-Based Compensation Valuation and Expense Information

The fair value of each option award is estimated on the date of grant using a closed-form option valuation model (Black-Scholes) based on the assumptions noted in the following table. Expected volatilities are based on implied volatilities from traded options on our stock, historical volatility of our stock and other factors. The expected term of options granted represents the period of time that options granted are expected to be outstanding.  There were no options

Image Entertainment, Inc.

Notes To Consolidated Financial Statements

(Unaudited)

granted for the three months ended June 30, 2010.  The following table represents the assumptions used in the Black-Scholes option-pricing model for options granted during the three months ended June 30, 2009:

Three Months Ended June 30, 2009

Risk-free interest rate	1.68% - 1.89%
Expected term (in years)	3.9 to 4.6 years
Expected volatility for options	96%-103%
Expected dividend yield	0%

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

Stock-based compensation expense during the quarters ended June 30, 2010 and 2009 was none and $40,000, respectively.

Note 4.           Inventories.

Inventories at June 30, 2010, and March 31, 2010, are summarized as follows:

(In thousands)	June 30, 2010	March 31, 2010
Discs	$6,846	$8,208
Other (principally disc packaging components)	2,207	2,095
	9,053	10,303
Production costs, net	4,180	4,557
	13,233	14,860
Less current portion of inventories	11,268	12,659
Noncurrent inventories, principally non-recoupable production costs	$1,965	$2,201

Inventories consist primarily of finished discs (i.e., DVDs and Blu-ray discs) for sale and are stated at the lower of average cost or market.

Production costs consist of capitalized costs to produce licensed programming for domestic and international distribution and include the costs of film and tape conversion to the optical disc format, menu and packaging design, authoring, compression, mastering and the overhead of our creative services and production departments.  Non-recoupable production costs are reflected net of accumulated amortization of $11,945,000 and $12,003,000 at June 30, 2010 and March 31, 2010, respectively.

Note 5.           Investment in Film Production.

Investment in film production for released productions, net of accumulated amortization, at June 30, 2010 and March 31, 2010 was $786,000 and $829,000, respectively.  Investment in film production costs are included as a component of royalty and distribution fee advances in the consolidated balance sheets.  Remaining investment in film production to be amortized over the next 12 months is $666,000.  We are not currently investing in feature film production.

Image Entertainment, Inc.

Notes To Consolidated Financial Statements

(Unaudited)

Note 6.           Revolving Credit Facility.

Our Loan and Security Agreement, as amended (or Loan Agreement), with Wells Fargo Capital Finance, LLC, as successor by merger to Wachovia Capital Finance Corporation (Western), (or Wells Fargo), provides us with a revolving line of credit of up to $20 million (reducing to $15 million on February 1, 2011). Actual borrowing availability under the line is based upon our level of eligible accounts receivable and eligible inventory.  Eligible accounts receivable primarily includes receivables generated by domestic sales. The Loan Agreement expires on July 31, 2011.  In connection with our January 2010 sale of preferred stock to affiliates of JH Partners, LLC (or JH Transaction), these investors provided to Wells Fargo a $5.0 million irrevocable standby letter of credit through August 6, 2011 as credit support for our revolving line of credit.

Borrowings bear interest at either the Prime Rate (3.25% at June 30, 2010) plus up to 1.5% or, at our option, LIBOR (three month LIBOR — 0.5% at June 30, 2010) plus up to 4.0%, subject to minimum borrowing levels. The level of interest rate margin to Prime Rate or LIBOR is dependent upon our future financial performance as measured by earnings before interest, taxes, depreciation and amortization, as defined in the Loan Agreement (or EBITDA).

We are required to maintain a minimum fixed-charge coverage ratio of 1.1 to 1.0 commencing June 30, 2010, measured at the end of each month on a fiscal year-to-date basis. If we maintain minimum borrowing availability equal to, or greater than, $1.5 million, our fixed-charge coverage ratio is not tested.  At June 30 2010, we were not tested for such covenant compliance because we had availability in excess of the required $1.5 million minimum.  Had we been tested, our EBITDA would have resulted in a fixed-charge coverage ratio more than the required 1.0 to 1.0. At June 30, 2010, our borrowing availability was $2.9 million ($4.4 million based upon eligible accounts receivable less the $1.5 million minimum requirement).

Additionally, our credit facility states that a material adverse change in our business, assets or prospects would be considered an “event of default.”  If we are unable to comply with the covenants, or satisfy the financial ratio and other tests, or should an event of default occur, as determined and invoked by Wells Fargo, a default may occur under our credit facility.  Unless we are able to negotiate an amendment, forbearance or waiver with Wells Fargo, we could be required to repay all amounts then outstanding, which could have a material adverse effect on our liquidity, business, results of operations and financial condition.

At June 30, 2010 we had $6.3 million outstanding under the revolving line of credit.

The Loan Agreement contains early termination fees, based upon the maximum facility amount of $20 million, of 0.75% if terminated within the term.  The agreement also imposes restrictions on such items as encumbrances and liens, payment of dividends, incurrence of other indebtedness, stock repurchases and capital expenditures and requires us to comply with minimum financial and operating covenants.  Under the terms of our Series B Preferred Stock, we are required to pay dividends at a rate of 12% per year.  These dividends are accrued, but may not be paid without Wells Fargo’s approval.  Any outstanding borrowings are secured by our assets.

On April 15, 2010 and May 3, 2010, we entered into the Fifth Amendment and Sixth Amendment to the Loan Agreement with Wells Fargo.  The amendments extended the maturity of our revolving line of credit from May 4, 2010 to October 25, 2010 and modified the calculation of the borrowing base.

On July 29, 2010 and August 13, 2010, we entered into the Seventh Amendment and Eighth Amendment with Wells Fargo.  Among other modifications to the underlying revolving credit facility with Wells Fargo, the amendments extended the maturity of the facility from October 25, 2010 to July 31, 2011.  As part of the extension, on February 1, 2011, the revolving credit facility limit will become $15 million.

Note 7.                                 Other Long-Term Liabilities.

Derivative Liabilities — Stock Warrant and Purchase Rights

We currently do not use hedging contracts to manage the risk of our overall exposure to interest rate and foreign currency changes. The derivative liabilities described below are not hedging instruments.

Image Entertainment, Inc.

Notes To Consolidated Financial Statements

(Unaudited)

Stock Warrant

In August 2006, we issued to Portside Growth and Opportunity Fund a senior convertible note and a related warrant.  The senior convertible note was paid in full in January 2010.  Portside was issued a five-year warrant to purchase 1,000,000 shares of our common stock at an exercise price of $4.25 per share.  In the event of a change of control, the warrant must be settled in cash using the Black-Scholes model in accordance with the underlying terms contained in the warrant agreement.  The JH Transaction triggered the antidilution provisions contained in the warrant.  As a result, the warrant is now exercisable for 8,018,868 shares of our common stock at an exercise price of $0.53 per share.  Included in the derivatives liability amounts reported for the quarter ended June 30, 2009 below are embedded derivatives related to the senior convertible note, including redemption rights associated with a change of control transaction, principal prepayment and forced conversion provisions linked to our share price.  The embedded derivatives were eliminated upon repayment of the note in January 2010.  The initial fair value of the warrant liability was determined by using the Black-Scholes valuation method as of August 30, 2006.  For each subsequent reporting period, the fair value of the warrant was determined by using the Black-Scholes valuation method as of the end of such reporting period.  The assumptions used included the closing price of our common stock on the valuation date, the strike price of the warrant, the risk-free rate equivalent to the U.S. Treasury maturities, the historical volatility of our common stock and the remaining term of the warrant.  The assumptions used as of June 30, 2010 and March 31, 2010 are as follows:

	Three Months Ended June 30, 2010	Fiscal Year Ended March 31, 2010

Risk-free interest rate	0.37%	0.66%
Expected term (in years)	1.17 years	1.42 years
Expected volatility	138.86%	162.37%

Purchase Rights

In connection with the JH Transaction, purchase rights were granted to purchase an additional 7,400 shares of Series B Preferred and 66,163.4 shares of Series C Preferred for an aggregate purchase price of $7.4 million, divided into two equal tranches (or Purchase Rights). These Purchase Rights were classified as liabilities (due to the existence of events outside of the Company’s control that give rise to the possibility for ultimate settlement by a transfer of assets or cash) and have been recorded as a component of long-term liabilities.  The tranches may be exercised in whole or in part and in one or more instances.  The first tranche was exercisable by 120 days after the January 8, 2010 transaction date and the second tranche may be exercised 360 days after the January 8, 2010 transaction date.  We obtained a third-party valuation of the fair value of the Series B Preferred and Series C Preferred price per share and exercise price at June 30, 2010 and at March 31, 2010 using an option pricing model.  The fair value of the Purchase Rights liability was determined by using the Black-Scholes option pricing model based on the following inputs:

	June 30, 2010	March 31, 2010

Series B Preferred price per share	$302.59	$313.89
Series C Preferred price per share	$60.27	$59.15
Series B Preferred exercise price per share	$364.54	$372.47
Series C Preferred exercise price per share	$71.07	$70.19
Risk-free interest rate	0.22%	0.2%-0.4%
Expected term (in years)	0.51 years	0.08-0.75 years
Expected volatility for purchase rights	138%	120%-150%
Expected dividend yield	0%-12%	0%-12%

The fair value of the Purchase Rights was $975,000 at June 30, 2010 and $1,538,000 at March 31, 2010.  The change in fair value of $563,000 was recorded as a component of other income during the three months ended June 30, 2010.  We include these Purchase Rights in the tables below within Stock Warrant Liabilities.

Image Entertainment, Inc.

Notes To Consolidated Financial Statements

(Unaudited)

During the three months ended June 30, 2010, the Purchase Right expired with respect to an initial tranche of 3,700 shares of Series B Preferred and 33,081.7 shares of Series C Preferred.

In accordance with ASC 820, “Fair Value Measurements and Disclosures,” the fair value of the stock warrant and purchase rights are adjusted to their fair value at the end of each reporting period, with liability increases and decreases recorded as other income or expense during the reporting period.  The fair value of the stock warrant is estimated by using the Black-Scholes pricing model, in which the inputs are consistently applied and reflect the contractual terms of the warrant, including the period to maturity, and market-based parameters such as interest rates, and volatility.  This model does not contain a high level of subjectivity as the valuation techniques used do not require significant judgment, and inputs thereto are readily observable from actively quoted markets.  The fair values of the purchase rights are estimated by using pricing models, in which some of the inputs to those models are based on readily observable market parameters and some inputs require valuation techniques using subjectivity and judgment.

At June 30, 2010 and March 31, 2010, other long-term liabilities on the balance sheet represented the stock warrant and purchase rights.  For this presentation, the stock warrant liability and purchase rights liabilities are included together in stock warrant liabilities.  Included in the table below is the change in fair value recorded for the warrant, purchase rights and embedded derivatives as a component of other income during the three months ended June 30, 2010 and 2009.

(In thousands)	Stock Warrant Liabilities	Embedded Derivatives Liability
Balance, March 31, 2009	$550	$1,555
Change in fair value	(153)	81
Balance, June 30, 2009	$397	$1,636

Balance, March 31, 2010	$2,442	$—
Change in fair value	(761)	—
Balance, June 30, 2010	$1,681	$—

In accordance with ASC 820, the following table represents our fair value hierarchy for our financial liabilities measured at fair value on a recurring basis as of June 30, 2010 and March 31, 2010. There were no financial assets subject to the provisions of ASC 820 as of June 30, 2010 and March 31, 2010.

(In thousands)	Level 1	Level 2	Level 3	Total
Derivative liabilities:
Stock warrant as of June 30, 2010	$—	$706	$975	$1,681
Stock warrant as of March 31, 2010	$—	$904	$1,538	$2,442

During the three months ended June 30, 2010 and March 31, 2010, other expense related to the fluctuation in the fair value of the warrant and purchase rights was recorded as non-operating expense included as a component of other expense in the accompanying consolidated statements of operations.  The related accrued warrant and purchase rights liability together totaled $1,681,000 and $2,442,000 at June 30, 2010 and March 31, 2010, respectively, and is included as a component of other long-term liabilities in the consolidated balance sheets.

Note 8.           Net Loss per Share Data.

The following presents a reconciliation of the numerators and denominators used in computing basic and diluted net loss per share for the three months ended June 30, 2010 and 2009:

(In thousands, except per share data)	2010	2009

Net income (loss) — basic and diluted numerator	$653	$(3,030)
Add: Dividend on Series B preferred stock	(694)	—
Net loss per common — basic and diluted numerator	(41)	(3,030)
Weighted-average common shares outstanding — basic denominator	25,911	21,856
Effect of dilutive securities	—	—
Weighted-average common shares outstanding — diluted denominator	25,911	21,856
Basic and diluted net loss per share	$(0.00)	$(0.14)

Image Entertainment, Inc.

Notes To Consolidated Financial Statements

(Unaudited)

Outstanding common stock options and warrants not included in the computation of diluted net loss per share totaled 8,446,000 and 3,369,000, respectively, for the three months ended June 30, 2010 and 2009.  They were excluded as their effect would be antidilutive.

As of June 30, 2010, we did not have sufficient authorized but unissued shares of common stock available to effect the conversion in full of the outstanding shares of Series C preferred stock, each of which would convert into 1,000 shares of common stock.  The Company’s 202,066.6 outstanding shares of Series C preferred stock are convertible into 202,066,600 shares of common stock and the outstanding Purchase Rights for 33,081.7 shares of Series C preferred stock would be convertible into 33,081,700 shares of common stock.

Note 9.           Other Income.

Other income of $777,000 for the three months ended June 30, 2010 includes:

•                  $761,000 in noncash income resulting from the change in fair value of a warrant and purchase rights.

Other income of $1.54 million for the three months ended June 30, 2009 includes:

•                  $1.47 million in business interruption fees in accordance with a merger agreement terminated in April 2009.

•                  $72,000 in noncash income resulting from the change in fair value of a warrant and embedded derivatives.

Note 10.         Segment Information.

In accordance with the requirements of ASC Topic 280, Segment Reporting, selected financial information regarding our three reportable business segments, domestic, digital and international, are presented below.  Domestic wholesale distribution of home entertainment programming on DVD and Blu-ray accounted for approximately 77% of our net revenue for the three months ended June 30, 2010 and 89% of our net revenue for the three months ended June 30, 2009.  Management evaluates segment performance based primarily on net revenues, operating costs and expenses and earnings (loss) before income taxes.  Interest income and expense is evaluated on a consolidated basis and not allocated to our business segments.

For the Three Months Ended June 30, 2010:

	2010
(In thousands)	Domestic	Digital	International	Consolidated
Net revenues	$15,639	$1,677	$148	$17,464
Operating costs and expenses	16,062	1,144	183	17,389
Income (loss) from operations	(423)	533	(35)	75
Other income	662	—	—	662
Income (loss) before income taxes	$239	$533	$(35)	$737

For the Three Months Ended June 30, 2009:

	2009
(In thousands)	Domestic	Digital	International	Consolidated
Net revenues	$22,612	$670	$402	$23,684
Operating costs and expenses	26,611	521	469	27,601
Income (loss) from operations	(3,999)	149	(67)	(3,917)
Other income	912	—	—	912
Income (loss) before income taxes	$(3,087)	$149	$(67)	$(3,005)

Note 11.                          Related Party Transactions.

Employment and Consulting Agreements

On April 14, 2010, we entered into employment agreements with Messrs. Green and Avagliano and a consulting agreement with Mr. Hyde and his wholly owned consulting business, Producers Sales Organization. Each agreement has an initial three-year term and, subject to advance-notice termination, renews automatically for successive one-year terms. These employment and consulting agreements each provide for, among other things, an annual base salary or consulting fee, as applicable, of $300,000, cash bonus eligibility, severance benefits, reimbursement of commuting and relocation expenses, and certain tax gross-up payments.

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

The Stockholders’ Agreement was entered into in connection with the April 14, 2010 purchase by the Management Stockholders of an aggregate of 2,300 shares of the Company’s Series B Preferred Stock and 20,564.3 shares of Series C Preferred

Stock from the JH Stockholders. In connection with such purchase, the Management Stockholders also became parties to the January 2010 Registration Rights Agreement.

Note 12.                          Subsequent Events.

We have performed an evaluation of subsequent events through the date we issued these financial statements.

Image Entertainment, Inc.

Notes To Consolidated Financial Statements

(Unaudited)

Amendments to Loan Agreement

On July 29, 2010 and August 13, 2010, we entered into the Seventh Amendment and Eighth Amendment with Wells Fargo.  Among other modifications to the underlying revolving credit facility with Wells Fargo, the amendments extended the maturity of the facility from October 25, 2010 to July 31, 2011.  As part of the extension, on February 1, 2011, the revolving credit facility limit will become $15 million.

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions.  As described at the beginning of this Quarterly Report under the heading “Forward-Looking Statements,” our actual results could differ materially from those anticipated in these forward-looking statements.  Factors that could contribute to such differences include those discussed elsewhere in this Quarterly Report under the heading “Forward-Looking Statements.”  You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report.  Except as may be required under federal law, we undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur

You should read the following discussion and analysis in conjunction with our consolidated financial statements and related footnotes included in Item 1 of this Quarterly Report and with our audited consolidated financial statements and notes thereto, and with the information under the headings entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” in our Amendment No. 1 to Annual Report on Form 10-K/A.

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

•                  Approximately 340 CD titles

•                  Digital rights to

•                  Over 2,100 video programs

•                  Approximately 400 audio titles containing more than 5,600 individual tracks

Each month, we release an average of 15-20 exclusive DVD titles, most of which also include digital, broadcast and VOD rights.

We acquire programming mainly by entering into exclusive distribution agreements with producers and other content providers.  We typically supplement such content by designing and producing additional value-added features.  We continue to aggressively add numerous video and audio titles to our growing library of exclusive digital rights each month.  We have established direct relationships with many digital industry-retailers and continue to seek additional distribution partners as they emerge.

First Quarter Fiscal 2011 Highlights

•                  Net revenues decreased 26.3% to $17,464,000, compared with net revenues of $23,684,000 for the three months ended June 30, 2009.  The reduction in revenues was primarily due to the economic slowdown and a weaker new release schedule compared to the prior year.

•                  Domestic DVD revenues decreased 39.8% to $11.5 million, from $19.2 million for the three months ended June 30, 2009.

•                  Domestic Blu-ray revenues increased 41.7% to $1.8 million, from $1.3 million for the three months ended June 30, 2009.

•                  Digital distribution revenues increased 150.1% to $1.7 million, from $670,000 for the three months ended June 30, 2009.

•                  Broadcast revenues increased 37.8% to $1.9 million, from $1.4 million for the three months ended June 30, 2009.

•                  Gross profit margins were 26.8%, compared to 20.2% for the three months ended June 30, 2009.

•                  Selling expenses approximated 7.7% of net revenues, down from 18.7% of net revenues for the three months ended June 30, 2009, primarily due to higher prior-year advertising expenses for the May 2009 limited theatrical release of the feature film Management starring Jennifer Aniston, Steve Zahn and Woody Harrelson, which were 7.9% of consolidated net revenues for the three months ended June 30, 2009

•                  General and administrative expenses decreased 23.6% to $3,257,000, from $4,263,000, for the three months ended June 30, 2009, primarily due to lower personnel costs as a result of our cost reduction plan.

•                  Income from operations was $75,000, compared to loss from operations of $3,917,000, for the three months ended June 30, 2009.

•                  Other income was $777,000 for the three months ended June 30, 2010, compared to $1,541,000 for the three months ended June 30, 2009.

•                  Net loss applicable to common shareholders was $41,000 ($0.00 per diluted share), compared to a net loss of $3,030,000 ($0.14 per diluted share) for the three months ended June 30, 2009.

•                  We extended the maturity date of our revolving credit facility from October 25, 2010 to July 31, 2011.  As part of the extension, on February 1, 2011 the revolving credit facility limit will become $15 million.

The highlights above are intended to identify some of our more significant events and transactions during the quarter ended June 30, 2010.  However, these highlights are not intended to be a full discussion of our results for the quarter.  These highlights should be read in conjunction with the following discussion of “Results of Operations” and “Liquidity and Capital Resources” and with our consolidated financial statements and notes thereto accompanying this Quarterly Report.

Results of Operations

Our consolidated financial information for the three months ended June 30, 2010, should be read in conjunction with our consolidated financial statements and the notes thereto and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Amendment No. 1 to Annual Report on Form 10-K/A filed on July 29, 2010.

Net Revenues

The following table presents consolidated net revenues by reportable business segment for the three months ended June 30, 2010 and 2009, respectively:

	Three Months Ended June 30,
	2010	2009	% Change
	(in thousands)
Net revenues
Domestic	$15,639	$22,612	(30.8)%
Digital	1,677	670	150.3
International	148	402	(63.2)
Consolidated	$17,464	$23,684	(26.3)%

Domestic Revenues.  Our domestic net revenues were down by 30.8% primarily as a result of a weaker new release schedule compared to the June 2009 quarter.

The current economic slowdown is forcing retailers to take a hard look at their operations.  Since January 1, 2009, we have experienced a significant slowdown in purchases by our retail customers and increased product returns.  Our customers seem to be conserving cash by all means possible, including reducing their inventories by buying less, taking all available credits due them and returning stock.  This is impacting both our new release and catalogue net revenues.  In addition to the continued economic slowdown, a weaker mix of new releases negatively impacted our sales.

Our best selling new releases for the June 2010 quarter as compared to the June 2009 quarter were:

June 2010 Quarter	June 2009 Quarter

Don McKay (starring Thomas Haden Church, Elisabeth Shue)	Powder Blue
44 Inch Chest (starring Ray Winstone, Ian McShane, John Hurt)	Incendiary
Fallen (starring Paul Wesley, Tom Skerritt, Bryan Cranston)	The Ramen Girl
Disgrace (starring John Malkovich)	Phoebe in Wonderland
Storm Seekers (starring Daryl Hannah)	The Last Word
Stagecoach (Criterion Collection)	Lost in Austen
Walkabout (Criterion Collection)	Body Armour
Vivre Sa Vie (Criterion Collection)	Management (Limited Theatrical Release)
Ride with the Devil (Criterion Collection)	Man vs. Wild: Stranded Around the World (Discovery)
Red Desert (Criterion Collection)	Dirty Jobs: Something Fishy (Discovery)
Ghost Hunters: Season 5 Part 2

Digital Revenues.  Digital revenues were up 150.3% primarily as a result of increased acceptance of the digital format.

International Revenue.  International revenues were down by 63.2% as a result of reduced availability of new programming for international distribution.

Cost of Sales and Gross Margins

The following table presents consolidated cost of sales by reportable business segment and as a percentage of related segment net revenues for the three months ended June 30, 2010 and 2009, respectively:

	Three Months Ended June 30,
	2010	2009
	(in thousands)
Cost of sales:
Domestic	$11,550	$18,138
Digital	1,079	408
International	152	355
Consolidated	$12,781	$18,901

			% Change
As a percentage of segment net revenues:
Domestic	73.9%	80.2%	(6.3)%
Digital	64.3	60.9	3.4
International	102.7	88.3	14.4
Consolidated	73.2%	79.8%	(6.6)%

Our consolidated cost of sales for the quarter ended June 30, 2010 was $12,781,000, or 73.2% of net revenues, compared to $18,901,000, or 79.8% of net revenues, for the same quarter last year.  Accordingly, our consolidated gross margins for the June 2010 quarter were $4,683,000, or 26.8% of net revenues, compared to 20.2% for the June 2009 quarter.

Domestic Gross Margins.  Gross margins for our domestic segment, as a percentage of segment net revenues, increased by 6.3% to 26.1% for the three months ended June 30, 2010, from 19.8% for the three months ended June 30, 2009.  Items affecting our gross margins include:

•      the sales mix of individual titles (each of our exclusive agreements has differing terms);

•      the strength of a title’s sales performance;

•      the selling price of a title;

•      the costs that we are responsible for, including disc manufacturing costs; and

•      third-party net profit participations, specifically the royalty rates, distribution fees retained and profit splits inherent in the agreements.

Some specific factors contributing to the increase in segment domestic gross profit margins for the three months ended June 30, 2010 compared to the three months ended June 30, 2009 were:

•      a more favorable gross margin mix of titles sold during the June 2010 quarter compared to the June 2009 quarter

•      sale of certain distribution rights and related inventory ; and

•      reduced manufacturing costs as a result of cost reduction plan.

•      Partially offsetting the increase in segment domestic gross profit margins for the three months ended June 30, 2010 compared to the three months ended June 30, 2009 were higher fixed costs spread over a lower revenue base.

Digital Gross Margins.  Gross margins for the digital segment, as a percentage of segment net revenues, decreased by 3.4% to 35.7% for the June 2010 quarter, as compared to 39.1% for the June 2009 quarter, as a result of a more favorable net revenue mix of digital content.

International Gross Margins.  Gross margins for the international segment, as a percentage of segment net revenues, decreased by 14.4% to (2.7)% for the three months ended June 30, 2010, from 11.7% for the three months ended June 30, 2009.  We amortized a greater portion of costs during the three months ended June 30, 2010.

Selling Expenses

The following table presents consolidated selling expenses by reportable business segment and as a percentage of related segment net revenues for the three months ended June 30, 2010 and 2009, respectively:

	Three Months Ended June 30,
	2010	2009	% Change
	(in thousands)
Selling expenses:
Domestic	$1,262	$4,294	(70.6)%
Digital	61	36	69.4
International	28	107	(73.8)
Consolidated	$1,351	$4,437	(69.6)%

As a percentage of segment net revenues:
Domestic	8.1%	19.0%	(10.9)%
Digital	3.6	5.4	(1.8)
International	18.9	26.6	(7.7)
Consolidated	7.7%	18.7%	(11.0)%

Domestic Selling Expenses.  The decrease in domestic selling expenses, as a percentage of net revenue, for the three months ended June 30, 2010 was primarily due to the costs incurred during the three months ended June 30, 2009 related to the May 2009 limited theatrical release of our feature film Management, starring Jennifer Aniston, Steve Zahn and Woody Harrelson. Advertising and other costs expensed during the three months ended June 30, 2009 related to the theatrical release of Management totaled $1.9 million, or 8.3% of domestic net revenues.

Digital and International Selling Expenses.  The decrease in digital and international selling expenses is a result of the strategic realignment of our operations.  We have reduced personnel specifically allocated to our digital and international operations, therefore reducing the costs of these segments.

General and Administrative Expenses

The following table presents consolidated general and administrative expenses by reportable business segment and as a percentage of related segment net revenues for the three months ended June 30, 2010 and 2009, respectively:

	Three Months Ended June 30,
	2010	2009	% Change
	(in thousands)
General and administrative expenses:
Domestic	$3,250	$4,179	(22.2)%
Digital	4	77	(94.8)
International	3	7	(57.1)
Consolidated	$3,257	$4,263	(23.6)%

As a percentage of segment net revenues:
Domestic	20.8%	18.5%	2.3%
Digital	0.2	11.5	(11.3)
International	2.0	1.7	0.3
Consolidated	18.6%	18.0%	0.6%

Domestic General and Administrative Expenses.  The decrease in domestic general and administrative expenses for the three months ended June 30, 2010 compared to the three months ended June 30, 2009 was due to reduced personnel costs and cost savings recognized as a result of continued implementation of our cost reduction plan.

Partially offsetting the above decreases was bad debt expense due to Movie Gallery Inc. bankruptcy of $221,000 recorded for the three months ended June 30, 2010;

Digital and International General and Administrative Expenses.  The decrease in digital and international general and administrative expenses is a result of the strategic realignment of our operations.  We have reduced personnel specifically allocated to our digital and international operations, therefore the reducing the costs of these segments.

Other Income

Other income of $777,000, net for the three months ended June 30, 2010 included:

•      $761,000 in noncash income resulting from the change in fair value of a warrant and purchase rights.

Other income of $1.54 million for the three months ended June 30, 2009 included:

•      $1.47 million in business interruption fees in accordance with the Merger Agreement that was terminated in April 2009; and

•      $72,000 in noncash income resulting from the change in fair value of a warrant and embedded derivatives.

Interest Expense

	Three Months Ended June 30,
	2010	2009	% Change
	(in thousands)
Noncash amortization of debt discount	$—	$179	(100.0)%
Noncash amortization of deferred financing costs	42	76	(44.7)
Cash interest expense, net of interest income	73	374	(80.5)
Interest expense, net of interest income	$115	$629	(81.7)%

As a percentage of net revenues	0.7%	2.7%	2.0%

Interest expense, net of interest income, for the three months ended June 30, 2010, decreased to $115,000, from $629,000 for the three months ended June 30, 2009 primarily as a result of reduced interest-bearing debt levels.  Net noncash charges to interest expense, representing amortization of the Arvato manufacturing advance debt discount, convertible note debt discount and deferred financing costs for the three months ended June 30, 2010, totaled $42,000 compared to $255,000 for the three months ended June 30, 2009.

Income Taxes

We recorded federal and state tax expenses of approximately $84,000 for the quarter ended June 30, 2010, using an estimated effective tax rate of 11% for fiscal 2011.  The tax rate is lower than statutory rates due to the utilization of net operating loss carryforwards.  We recorded federal and state tax expenses of $25,000 for the quarter ended June 30, 2009.

Liquidity and Capital Resources

At June 30, 2010, we had a working capital deficit of $8.1 million compared to a working capital deficit of $6.3 million at March 31, 2010.

Our working capital has historically been generated from the following sources:

•      operating cash flows;

•      availability under our revolving line of credit;

•      private placement of debt and equity instruments;

•      advances from our disc manufacturer; and

•      trade credit.

The more significant factors affecting cash provided by operating activities during the quarter ended June 30, 2010 were:

•      decreased inventories of $1.5 million; and

•      decreased accounts receivable of $1.6 million.

The more significant factors affecting cash used in operating activities during the quarter ended June 30, 2010 were:

•      increased royalties and distribution fee advances for exclusive content of $1.6 million; and

•      decreased deferred revenue of $2.2 million.

Capital Resources

To conserve cash and improve our liquidity, we have continued to implement a cost reduction plan that includes reducing personnel, benefit costs, advertising and other marketing expenditures, travel and trade show expenditures and third-party commissions.  In May 2010, we effected a reduction in force that represented savings of approximately $616,000 in annual personnel costs, including benefits.

Cash.  As of June 30, 2010, we had cash of $319,000, as compared to $460,000 as of March 31, 2010.

Revolving Credit Facility.  Our Loan Agreement, as amended, with Wells Fargo provides us with a revolving line of credit of up to $20 million (reducing to $15 million on February 1, 2011). Actual borrowing availability under the line is based upon our level of eligible accounts receivable and eligible inventories.  Eligible accounts receivable primarily include receivables generated by domestic sales.  The term of the Loan Agreement matures on July 31, 2011.

We are required to maintain a minimum fixed-charge coverage ratio, cumulatively year-to-date, for each month on or after June 30, 2010 of 1.1 to 1.0.  If we maintain minimum borrowing availability equal to, or greater than, $1.5 million, our fixed-charge coverage ratio is not tested.  At June 30, 2010, we were not tested for such covenant compliance because we had availability in excess of the required $1.5 million minimum.  Had we been tested, our negative EBITDA would have resulted in a fixed-charge coverage ratio less than the required 1.1 to 1.0. At June 30, 2010, our borrowing availability was $2.9 million ($4.4 million based upon eligible accounts receivable less the $1.5 million minimum requirement).  On April 15, 2010, the loan was amended to lower the minimum amount of borrowing availability to $1.5 million, among other things.

Additionally, our credit facility states that a material adverse change in our business, assets or prospects would be considered an “event of default.”  If we are unable to comply with the covenants (or satisfy the financial ratio and other tests) or should an event of default occur, as determined and invoked by Wells Fargo, a default may occur under our credit facility.  Unless we are able to negotiate an amendment, forbearance or waiver with Wells Fargo, we could be required to repay all amounts then outstanding, which could have a material adverse effect on our liquidity, business, results of operations and financial condition.

At June 30, 2010 we had $6.3 million outstanding under the revolving line of credit.

The Loan Agreement contains early termination fees, based upon the maximum facility amount of $20 million, of 0.75% if terminated within the term.  The Loan Agreement also imposes restrictions on such items as encumbrances and liens, payment of dividends, incurrence of other indebtedness, stock repurchases and capital expenditures and requires us to comply with minimum financial and operating covenants.  Any outstanding borrowings are secured by our assets.

We were in compliance with all financial and operating covenants under the Loan Agreement at June 30, 2010.  Given our current liquidity constraints, it is not possible to determine whether we will be in compliance with all financial and operating covenants in the future.

Off-Balance Sheet Arrangements

We currently do not have any off-balance sheet arrangements.

Critical Accounting Policies and Procedures

There have been no significant changes in the critical accounting policies disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Amendment No. 1 to Annual Report on Form 10-K/A filed on July 29, 2010.

Item 3.            Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

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

Item 1A.         Risk Factors.

Our results of operations and financial condition are subject to numerous risks and uncertainties described in our Amendment No. 1 to Annual Report on Form 10-K/A filed on July 29, 2010.  You should carefully consider these risk factors in conjunction with the other information contained in this Quarterly Report.  Should any of these risks materialize, our business, financial condition and future prospects could be negatively impacted.  As of June 30, 2010, there have been no material changes to the risk factors set forth in the above-referenced Form 10-K/A.

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.            Defaults Upon Senior Securities.

None.

Item 4.            Removed and Reserved.

Item 5.            Other Information.

We currently plan to hold our Fiscal 2010 Annual Meeting of Stockholders (the “2010 Annual Meeting”) on November 12, 2010. Because we did not hold an annual meeting last year, we are informing our stockholders of the following deadlines for stockholder proposals.

To be considered for inclusion in our proxy solicitation materials for the 2010 Annual Meeting, a stockholder proposal must be received by our Corporate Secretary at our principal executive offices (at 20525 Nordhoff Street, Suite 200, Chatsworth, California 91311) no later than September 10, 2010.  In addition, if notice of a proposal is not received by us by September 10, 2010, then the proposal will be deemed untimely, and we will have the right to exercise discretionary voting authority with respect to the proposal.

Item 6.        Exhibits.

10.1†*         Employment Agreement, dated as of April 14, 2010, between Image Entertainment, Inc. and Theodore S. Green.

10.2†*         Employment Agreement, dated as of April 14, 2010, between Image Entertainment, Inc. and John P. Avagliano.

10.3†*         Consulting Agreement, dated as of April 14, 2010, between Image Entertainment, Inc., Producers Sales Organization and John W. Hyde.

10.4†*         Form of Indemnification Agreement, between the Registrant and its directors and officers.

10.5*           Stockholders’ Agreement, dated as of April 14, 2010, between Image Entertainment, Inc. and the Stockholders named therein.

10.6*           Assignment and Joinder Agreement (to Registration Rights Agreement), dated as of April 14, 2010, between the Assignors and Assignees named therein.

10.7*           Letter Agreement, dated as of April 14, 2010, between Image Entertainment, Inc. and Ted Green, John Hyde and John Avagliano.

10.8*           Fifth Amendment to Loan and Security Agreement, dated as of April 15, 2010, between Wachovia Capital Finance Corporation (Western), Image Entertainment, Inc., Egami Media, Inc., and Image Entertainment (UK), Inc.

10.9*           Sixth Amendment to Loan and Security Agreement, dated as of May 3, 2010, between Wachovia Capital Finance Corporation (Western), Image Entertainment, Inc., Egami Media, Inc., and Image Entertainment (UK), Inc.

31.1*           Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*           Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1*           Section 1350 Certification of Chief Executive Officer.

32.2*           Section 1350 Certification of Chief Financial Officer.

*                  Filed herewith.

†                  Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMAGE ENTERTAINMENT, INC.

Date:	August 16, 2010	By:	/S/ THEODORE S. GREEN
Theodore S. Green
Chief Executive Officer and Chairman of the Board
(Authorized Officer and Principal Executive Officer)

Date:	August 16, 2010	By:	/S/ JOHN P. AVAGLIANO
John P. Avagliano
Chief Operating Officer and Chief Financial Officer
(Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

10.1†*         Employment Agreement, dated as of April 14, 2010, between Image Entertainment, Inc. and Theodore S. Green.

10.2†*         Employment Agreement, dated as of April 14, 2010, between Image Entertainment, Inc. and John P. Avagliano.

10.3†*         Consulting Agreement, dated as of April 14, 2010, between Image Entertainment, Inc., Producers Sales Organization and John W. Hyde.

10.4†*         Form of Indemnification Agreement, between the Registrant and its directors and officers.

10.5*           Stockholders’ Agreement, dated as of April 14, 2010, between Image Entertainment, Inc. and the Stockholders named therein.

10.6*           Assignment and Joinder Agreement (to Registration Rights Agreement), dated as of April 14, 2010, between the Assignors and Assignees named therein.

10.7*           Letter Agreement, dated as of April 14, 2010, between Image Entertainment, Inc. and Ted Green, John Hyde and John Avagliano.

10.8*           Fifth Amendment to Loan and Security Agreement, dated as of April 15, 2010, between Wachovia Capital Finance Corporation (Western), Image Entertainment, Inc., Egami Media, Inc., and Image Entertainment (UK), Inc.

10.9*           Sixth Amendment to Loan and Security Agreement, dated as of May 3, 2010, between Wachovia Capital Finance Corporation (Western), Image Entertainment, Inc., Egami Media, Inc., and Image Entertainment (UK), Inc.

31.1*           Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*           Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1*           Section 1350 Certification of Chief Executive Officer.

32.2*           Section 1350 Certification of Chief Financial Officer.

*                  Filed herewith.

†                  Management contract or compensatory plan or arrangement.