Form 10-Q
period 2010-09-30
IMAGE ENTERTAINMENT INC
filed 2010-11-15
CIK 216324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
_____________

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________.

Commission File Number:  000-11071
_____________

IMAGE ENTERTAINMENT, INC.
(Exact name of registrant as specified in its charter)
_____________

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
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☒

Number of shares outstanding of the issuer’s common stock on November 5, 2010:  27,745,788

IMAGE ENTERTAINMENT, INC.

Index

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2010 (Quarterly Report) of Image Entertainment, Inc. (or we, us, our, or Image) includes forward-looking statements that involve risks and uncertainties within the meaning of the Private Securities Litigation Reform Act of 1995.  Other than statements of historical fact, all statements made in this Quarterly Report are forward-looking, including, but not limited to, statements regarding industry prospects, future results of operations or financial position, and statements of our intent, belief and current expectations about our strategic direction, prospective and future financial results and condition.  In some cases, forward-looking statements may be identified by words such as “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” “future,” “intend,” “project” or similar words.  Forward-looking statements involve risks and uncertainties that are inherently difficult to predict, which could cause actual outcomes and results to differ materially from our expectations, forecasts and assumptions.

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

Index

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

IMAGE ENTERTAINMENT, INC.

Consolidated Balance Sheets
(unaudited)

September 30, 2010 and March 31, 2010

ASSETS

(In thousands)	September 30, 2010	March 31, 2010
Current assets:
Cash	$312	$460
Accounts receivable, net of allowances of $7,175 - September 30, 2010; $8,688 - March 31, 2010	21,308	17,676
Inventories	11,946	12,659
Royalty and distribution fee advances	12,508	10,979
Prepaid expenses and other assets	1,408	847
Total current assets	47,482	42,621
Noncurrent inventories, principally production costs	1,901	2,201
Noncurrent royalty and distribution advances	17,851	15,669
Property, equipment and improvements, net	825	1,105
Goodwill	6,762	5,715
Other assets	1,799	86
Total assets	$76,620	$67,397

See accompanying notes to consolidated financial statements

Index

IMAGE ENTERTAINMENT, INC.

Consolidated Balance Sheets
(unaudited)

September 30, 2010 and March 31, 2010

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS' DEFICIT

(In thousands, except share data)	September 30, 2010	March 31, 2010
Current liabilities:
Accounts payable	$6,717	$6,803
Accrued liabilities	8,955	8,638
Accrued royalties and distribution fees	18,691	14,048
Accrued music publishing fees	5,512	5,846
Deferred revenue	4,125	6,571
Revolving credit facility	8,757	6,380
Current portion of long-term debt, less debt discount	1,287	—
Series B cumulative preferred stock dividends payable	2,052	616
Stock warrant and purchase rights	1,555	—
Total current liabilities	57,651	48,902
Noncontrolling interest liability	2,127	—
Long-term debt, less current portion, less debt discount	2,821	—
Other long-term liabilities	—	2,442
Total liabilities	62,599	51,344
Commitments and Contingencies
Series B preferred stock, $0.0001 par value, 30,000 shares authorized; 22,600 issued and outstanding at September 30, 2010 and March 31, 2010, respectively (Liquidation preference of $24,652 and $23,216, respectively)	6,019	6,019
Series C convertible preferred stock, $0.0001 par value, 270,000 shares authorized; 202,066.6 issued and outstanding at September 30, 2010 and March 31, 2010, respectively	10,895	10,895
Stockholders' deficit:
Common stock, $0.0001 par value, 100 million shares authorized; 27,746,000 and 25,356,000 issued and outstanding at September 30, 2010 and March 31, 2010, respectively	3	3
Additional paid-in capital	53,560	53,284
Accumulated deficit	(56,456)	(54,148)
Total stockholders' deficit	(2,893)	(861)
Total liabilities, preferred stock and stockholders’ deficit	$76,620	$67,397

See accompanying notes to consolidated financial statements

Index

IMAGE ENTERTAINMENT, INC.

Consolidated Statements of Operations
(unaudited)

For the Three and Six Months Ended September 30, 2010 and 2009

	Three Months Ended		Six Months Ended
(In thousands, except per share data)	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
NET REVENUES	$18,168	$29,840	$35,632	$53,524
COST OF SALES	15,074	22,245	27,855	41,146
Gross margin	3,094	7,595	7,777	12,378
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Selling expenses	1,398	2,480	2,749	6,917
General and administrative expenses	3,212	3,533	6,469	7,796
Total selling, general and administrative expenses	4,610	6,013	9,218	14,713
INCOME (LOSS) FROM OPERATIONS	(1,516)	1,582	(1,441)	(2,335)
OTHER EXPENSE (INCOME):
Interest expense, net	191	606	306	1,235
Loss on extinguishment of debt	—	2,181	—	2,181
Other expense (income)	(129)	405	(906)	(1,136)
	62	3,192	(600)	2,280
LOSS BEFORE PROVISION FOR INCOME TAXES	(1,578)	(1,610)	(841)	(4,615)
PROVISION (BENEFIT) FOR INCOME TAXES	(53)	4	31	29
NET LOSS	(1,525)	(1,614)	(872)	(4,644)
Dividend on Series B preferred stock	742	—	1,436	—
NET LOSS APPLICABLE TO COMMON SHAREHOLDERS	$(2,267)	$(1,614)	$(2,308)	$(4,644)
NET LOSS PER COMMON SHARE:
Net loss per common share – basic and diluted	$(0.09)	$(0.07)	$(0.09)	$(0.21)
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	26,364	21,856	26,810	21,856

See accompanying notes to consolidated financial statements

Index

IMAGE ENTERTAINMENT, INC.

Consolidated Statements of Cash Flows
(unaudited)

For the Six Months Ended September 30, 2010 and 2009

(In thousands)	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(872)	$(4,644)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of production costs	2,120	2,121
Depreciation and other amortization	508	795
Benefit for doubtful accounts, sales returns and other credits	(338)	(1,386)
Provision (benefit) for lower of cost or market inventory write-downs	(1,595)	411
Accelerated amortization and fair value write-down of advance royalty and distribution fees	1,176	1,297
Loss on extinguishment of debt	—	2,181
Change in fair values of warrant, purchase rights and embedded derivatives	(887)	333
Stock-based compensation expense	—	80
Gain on disposal of property, equipment and improvements	(19)	—
Noncash consideration for investment banking services received	76	—
Changes in assets and liabilities associated with operating activities:
Accounts receivable	(2,037)	(6,206)
Inventories	2,265	268
Royalty and distribution fee advances	(2,994)	4,074
Production cost expenditures	(1,446)	(1,808)
Prepaid expenses and other assets	109	371
Accounts payable, accrued royalties, fees and liabilities	2,462	(454)
Deferred revenue	(2,446)	1,619
Net cash used in operating activities	(3,918)	(948)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	$(50)	$(57)
Acquisition of business	(839)	—
Net cash used in investing activities	$(889)	$(57)

See accompanying notes to consolidated financial statements

Index

IMAGE ENTERTAINMENT, INC.

Consolidated Statements of Cash Flows, Continued
(unaudited)

For the Six Months Ended September 30, 2010 and 2009

(In thousands)	2010	2009
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facility	$32,080	$46,570
Repayments of borrowings under revolving credit facility	(29,703)	(44,794)
Repayments of long-term debt	—	(1,300)
Proceeds from long-term debt	2,282	—
Net cash provided by financing activities	4,659	476
NET DECREASE IN CASH:	(148)	(529)
Cash at beginning of period	460	802
Cash at end of period	$312	$273
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$159	$751
Income taxes	$5	$74

See accompanying notes to consolidated financial statements

Index

Image Entertainment, Inc.
Notes To Consolidated Financial Statements
(Unaudited)

Note 1.	Basis of Presentation.

Image Entertainment, Inc. is a leading independent licensee and distributor of entertainment programming in North America.  We release our library of exclusive content on a variety of formats and platforms, including DVD, Blu-ray Disc® (Blu-ray), digital (video-on-demand (VOD), electronic sell-through and streaming), broadcast television, cable or satellite (including VOD and pay-per-view), theatrical and non-theatrical (airplanes, libraries, hotels and cruise ships) exploitation.

Effective June 30, 2010, we merged our wholly owned subsidiaries, Egami Media, Inc. and Image Entertainment (UK), Inc., into the parent corporation, Image Entertainment, Inc.  Effective August 9, 2010, we formed a new subsidiary, Image/Madacy Home Entertainment, LLC, as described in “Note 2. Purchase of Madacy Home Video” below.

The balance sheet as of March 31, 2010 included in this report, which has been derived from audited financial statements, and the accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Commission.  Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements.  All significant intercompany balances and transactions prior to September 30, 2010 have been eliminated in consolidation.

In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included.  Due to the seasonal nature of our business and other factors, including the strength of our new release schedule, interim results are not necessarily indicative of the results that may be expected for the entire fiscal year.  The accompanying financial information should, therefore, be read in conjunction with the consolidated financial statements and the notes thereto in our Amendment No. 1 to Annual Report on Form 10-K/A filed on July 29, 2010.  Note 1 of our audited consolidated financial statements included in our Amendment No. 1 to Annual Report on Form 10-K/A contains a summary of our significant accounting policies.  Certain prior-year balances have been reclassified to conform to the current presentation.

Note 2.	Purchase of Madacy Home Video.

On September 7, 2010 (the Closing), Image and its wholly-owned subsidiary Image/Madacy Home Entertainment, LLC (IMHE) executed an Asset Purchase Agreement with the effective date of August 31, 2010 (Purchase Agreement) with Madacy Entertainment, LP (Seller) and Madacy Entertainment US, Inc. (Madacy US).  Pursuant to the Purchase Agreement, IMHE purchased Seller’s home video division, consisting of certain DVD inventory, content advances and certain other assets, including the trade name “Madacy Home Video” (collectively, the Home Video Division).  Pursuant to a Sublicense Agreement also executed on September 7, 2010 with an effective date of August 31, 2010 (Sublicense Agreement), IMHE exclusively sublicensed all of Madacy US’ rights (the Rights).

The purchase price for the above transactions included: (i) a cash payment of $839,000, net of a working capital adjustment of $36,000, which was paid on September 8, 2010; (ii) the commitment to make an additional payment of $278,000, net of a working capital adjustment of $65,000, which was paid on October 15, 2010; (iii) the commitment to make an additional payment of $100,000 ($97,000 after discounting to the present value) on or before April 5, 2011; (iv) the issuance of 940,070 shares of unregistered Image common stock valued at $200,000 (contractually based on the average closing price for 20 trading days ending immediately before the third trading day before the effective date of the Purchase Agreement, which approximates fair value); (v) a 30% limited liability membership interest in IMHE (IMHE Noncontrolling Interest); and (vi) the assumption of Seller’s obligations by IMHE under (1) the Replication Services Agreement dated July 28, 2010 with the effective date of July 1, 2010 between Sony DADC US Inc. (Sony DADC) and Seller; (2) the Security Agreement dated June 1, 2010 between Sony DADC and Seller; and (vii) the execution of a Guarantee Agreement dated August 31, 2010 by Image in favor of Sony DADC, guarantying all of the obligations of IMHE to Sony DADC pursuant to the Replication Services Agreement and Security Agreement.  The obligations under the Replication Services Agreement include, without limitation, the repayment of a $2 million advance ($1,826,000 net of a discount of $174,000) to Sony DADC pursuant to the terms and conditions of such agreement.

Index

Image Entertainment, Inc.
Notes To Consolidated Financial Statements
(Unaudited)

The purchase price was subject to adjustment based on actual closing balances of inventory and content advances, such adjustments were determined post-closing.  The IMHE Noncontrolling Interest is subject to a right of repurchase by Image on August 31, 2013 at a repurchase price calculated as the product of 2.25 times the operating income for four consecutive fiscal quarters ending on or prior to the repurchase date, as determined in accordance with the terms of the Operating Agreement executed on September 7, 2010 with an effective date of August 31, 2010 (“Operating Agreement”), multiplied by the IMHE Noncontrolling Interest.  If Image does not repurchase the IMHE Noncontrolling Interest on August 31, 2013, then Image is required to repurchase such interest on August 31, 2014 at a repurchase price calculated as the product of 2.75 times the operating income for four consecutive fiscal quarters ending on or prior to the repurchase date, as determined in accordance with the terms of an Operating Agreement.  If Image undergoes a change of control on or prior to August 31, 2013, Seller may opt to have Image repurchase the IMHE Noncontrolling Interest substantially based on the formula for a repurchase at August 31, 2013.  In connection with the repurchase of the IMHE Noncontrolling Interest, the Sublicense Agreement will terminate and Madacy US will transfer all of its ownership right, title and interest in and to the Rights to IMHE, as such Rights are added to or terminated (with IMHE’s consent) during the period between August 31, 2010 and the date of Image’s repurchase of the IMHE Noncontrolling Interest.

In connection with the purchase of the Home Video Division, on September 7, 2010, Image entered into a three year Management Services Agreement with Madacy Entertainment Management LP, and IMHE entered into an Employee Services Agreement with Sonoma Entertainment LP, each of which is effective August 31, 2010.  Pursuant to the Management Services Agreement, Image will pay fees for management services provided by certain employees who oversaw the Seller’s Home Video Division prior to the Closing.  The management fee is $400,000 per year for each of the three years of the term, subject to adjustment based on IMHE’s operating income as calculated in accordance with the terms and conditions of the Operating Agreement (which has a $200,000 floor and $800,000 ceiling annually), to be paid quarterly.  Pursuant to the Employee Services Agreement, IMHE agreed to pay approximately CDN$29,000 per month for the services of certain people employed in connection with the Seller’s Home Video Division prior to the Closing who will continue to assist IMHE with the Home Video Division.  The Employee Services Agreement will remain in effect until Image’s repurchase of the IMHE Noncontrolling Interest.

The preliminary purchase price allocation is based upon a third-party valuation using the acquisition method of accounting in accordance with ASC 805, Business Combinations, and is subject to adjustment until the associated acquisition is finalized which we expect to be during our third fiscal quarter ending December 31, 2010.  Under the acquisition method of accounting, the total purchase price is allocated to the net tangible and intangible assets of Madacy acquired, based on their estimated fair values.  The total purchase price was approximately $3.6 million as follows (in thousands):

Cash paid at closing (and in total through September 30, 2010)	$839
Fair value of cash paid on October 25, 2010	203
Fair value of cash due on November 21, 2010	74
Fair value of cash due on April 5, 2011	97
Image Common Stock	200
Total consideration paid	1,413
Noncontrolling interest (liability)	2,152
Total purchase consideration	$3,565

Based upon a third-party valuation, $2.5 million of the purchase price was allocated to intangible assets, subject to amortization.  We will amortize for the non-compete, trade names and customer relationships intangible assets over five years and the film library intangible assets over three years using the straight-line method of amortizing.  At this time, we are using straight-line amortization due to our inability to predict the pattern of economic benefit to be derived from the intangible assets, specifically customer relationships.   Accumulated amortization for the three months ended September 30, 2010 was $57,000.

The total purchase consideration is allocated as follows:

Inventory	$1,588
Royalty advances	214
Trade name	110
Customer relationships	1,104
Film library	1,303
Non-Compete	25
Goodwill	1,047
Total assets acquired	5,391
Liabilities assumed – Sony liability	(1,826)
Net assets acquired	$3,565

Approximately $1 million has been allocated to goodwill.  Goodwill represents the excess of the acquisition purchase price over the estimated fair value net tangible and intangible assets acquired.  Goodwill will not be amortized but instead will be tested for impairment at least annually.  In the event that we determine that the value of goodwill has become impaired, we will incur an accounting charge for the amount of impairment during the fiscal quarter in which the determination is made.  The goodwill is not deductible for tax purposes.

The results of operations for IMHE from the date of acquisition are included in our consolidated financial statements for the three and six months ended September 30, 2010.  The right to purchase IMHE Noncontrolling Interest is mandatorily redeemable by August 31, 2014, unless redeemed sooner at the Company’s option.  Since the mandatory redemption is time certain and is not triggered by liquidation or termination of IMHE, the Noncontrolling Interest is recorded as a liability and the Company has elected to record the liability at its fair value.  As of September 30, 2010, Noncontrolling Interest of $2,127,000 was classified as a liability in the consolidated balance sheet.  There was no Noncontrolling Interest reported in the three and six months ended September 30, 2009.

Index

Image Entertainment, Inc.
Notes To Consolidated Financial Statements
(Unaudited)

Note 3.	Recent Accounting Pronouncements.

On April 1, 2010, we adopted Financial Accounting Standards Board (FASB) ASC 860-10, Transfers and Servicing – Sales of Financial Assets. This statement eliminates the concept of a qualified special-purpose entity, changes the requirements for derecognizing financial assets and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of assets, including securitization transactions, and an entity’s  continuing involvement in and exposure to the risks related to transferred financial assets. The provisions of this issue did not have an impact on our consolidated financial statements.

On April 1, 2010, we adopted FASB ASC 805, Consolidation, as amended. FASB’s objective in issuing this guidance is to improve financial reporting by enterprises involved with variable interest entities. FASB undertook this project to address (1) the effects on certain provisions of ASC 810 as a result of the elimination of the qualifying special-purpose entity concept in ASC 860-10 and (2) constituent concerns about the application of certain key provisions of ASC 810, including those in which the accounting and disclosures under the guidance do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. The provisions of this issue did not have an impact on our consolidated financial statements.

In February 2010, the FASB issued ASU No. 2010-11, Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives. ASU No. 2010-11 clarifies the type of embedded credit derivative that is exempt from embedded derivative bifurcation requirements. Specifically, only one form of embedded credit derivative qualifies for the exemption – one that is related only to the subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature. The amendments in ASU No. 2010-11 are effective for our quarter ended September 30, 2010. The provisions of this issue did not have an impact on our consolidated financial statements.

In April 2010, the FASB issued ASU No. 2010-13, Compensation-Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades - a consensus of the FASB Emerging Issues Task Force.  The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010.  The adoption of ASC No. 2010-13 is not expected to have a material impact on the Company’s financial statements.

In August 2010, the FASB issued ASU No. 2010-21, Accounting for Technical Amendments to Various SEC Rules and Schedules.  This Update amends various SEC paragraphs pursuant to the issuance of Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies and became effective upon issuance.  The adoption of ASC No. 2010-21 will not have a material impact on the Company’s financial position or results of operations.

In August 2010, the FASB issued ASU No. 2010-22, Accounting for Various Topics—Technical Corrections to SEC Paragraphs.  This Update amends various SEC paragraphs and became effective upon issuance.  The adoption of ASC No. 2010-22 will not have a material impact on the Company’s financial position or results of operations.

Index

Image Entertainment, Inc.
Notes To Consolidated Financial Statements
(Unaudited)

Note 4.	Accounting for Stock-Based Compensation.

As of September 30, 2010, we had four equity compensation plans: the 2011 Equity Incentive Plan (2011 Plan), the 2010 Equity Incentive Award Plan (2010 Plan), the 2008 Stock Awards and Incentive Plan (2008 Plan) and the 2004 Incentive Compensation Plan (2004 Plan, and together with the 2011 Plan, the 2010 Plan and the 2008 Plan, the Plans).  The 2011 Plan and 2010 Plan are subject to stockholder approval at our stockholders meeting on November 18, 2010.  The 2011 Plan provides for stock options, stock appreciation rights, stock awards, restricted stock awards and stock units, performance shares and performance units conditioned upon meeting performance criteria, and other stock or cash-based awards.  The 2010 Plan provides for stock options, stock appreciation rights, restricted stock awards and restricted stock units, dividend equivalents, stock payment awards and other stock or cash-based awards payable upon attainment of pre-established performance goals.  The 2008 Plan provides for equity awards, including stock options, stock appreciation rights, restricted stock awards, performance awards, phantom stock awards, or stock units.  The 2004 Plan provides for equity awards, including stock options and restricted stock units.  At September 30, 2010, the 2011 Plan and 2010 Plan, which are subject to stockholder approval, have approximately 20,000,000 and 38,468,240 shares available, respectively, and no options have been granted under either of these plans.  At September 30, 2010, there were approximately 547,500 shares available for future grants under the 2008 Plan and 815,430 shares available for future grants under the 2004 Plan.

We measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the grant date for all awards granted in accordance with ASC Topic 718.

Stock Options

There were no options granted during the six months ended September 30, 2010.

Option activity for the Plans for the six months ended September 30, 2010 is summarized as follows:

(In thousands, except share prices)	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at April 1, 2010	1,030	$2.699	3.462
Granted	—	—	—
Exercised	—	—	—
Canceled	(646)	3.190	3.674
Options outstanding at September 30, 2010	384	$1.867	2.399	$—
Options exercisable at September 30, 2010	384	$1.867	2.399	$—

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on our closing stock price of $0.15 as of September 30, 2010, which theoretically could have been received by the option holders had all option holders exercised their options as of that date.  There were no options exercised, and thus no aggregate intrinsic value of options exercised or cash received, during the three and six months ended September 30, 2010 and 2009.  There were no in-the-money options exercisable as of September 30, 2010 and 2009.

As of September 30, 2010, there were no unvested stock options remaining therefore there was no remaining; unamortized stock-based compensation expense.

There was no excess tax benefit recorded for the tax deductions related to stock options during the three and six months ended September 30, 2010 and 2009.

Restricted Stock Units

There were no restricted stock units awarded in the three and six months ended September 30, 2010 or September 30, 2009.

Index

Image Entertainment, Inc.
Notes To Consolidated Financial Statements
(Unaudited)

Restricted Stock Awards

On September 17, 2010, an aggregate of 200,000 shares of restricted stock awards were granted to two independent directors.  The restricted shares were issued on the date of grant, but will not be transferable until their restrictions are removed.  We measured the fair value of the restricted stock on the date of grant based on the closing market price of our common stock on that day. We amortize this value to stock-based compensation expense ratably over the vesting period.  We have assumed that all of the restricted stock will ultimately vest, and therefore we have not incorporated a forfeiture rate for purposes of determining the stock-based compensation expense; however the restricted stock may be subject to forfeiture if the director terminates his service during the vesting period.  Compensation expense relating to these restricted stock awards for the September 2010 quarter was approximately $1,000.  Unrecognized stock-based compensation expense of approximately $45,000 at September 30, 2010 is expected to be expensed ratably over the remaining three year vesting period.  There were no other restricted stock awards granted in the six months ended September 30, 2010.  There were no restricted stock awards granted in the six months ended September 30, 2009.

Stock-Based Compensation Valuation and Expense Information

The fair value of each option award is estimated on the date of grant using a closed-form option valuation model (Black-Scholes) based on the assumptions noted in the following table. Expected volatilities are based on implied volatilities from traded options on our stock, historical volatility of our stock and other factors. The expected term of options granted represents the period of time that options granted are expected to be outstanding.  There were no options granted for the six months ended September 30, 2010.  The following table represents the assumptions used in the Black-Scholes option-pricing model for options granted during the six months ended September 30, 2009:

Six Months Ended September 30, 2009

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

Stock-based compensation expense during both the three and six months ended September 30, 2010 was none; and during the three and six months ended September 30, 2009 was $40,000 and $80,000, respectively.

Note 5.	Inventories.

Inventories at September 30, 2010, and March 31, 2010, are summarized as follows:

(In thousands)	September 30, 2010	March 31, 2010
Discs	$7,217	$8,208
Other (principally disc packaging components)	2,747	2,095
	9,964	10,303
Production costs, net	3,883	4,557
	13,847	14,860
Less current portion of inventories	11,946	12,659
Noncurrent inventories, principally non-recoupable production costs	$1,901	$2,201

Index

Image Entertainment, Inc.
Notes To Consolidated Financial Statements
(Unaudited)

Inventories consist primarily of finished discs (i.e., DVDs and Blu-ray discs) for sale and are stated at the lower of average cost or market.

Production costs consist of capitalized costs to produce licensed programming for domestic and international distribution and include the costs of film and tape conversion to the optical disc format, menu and packaging design, authoring, compression, mastering and the overhead of our creative services and production departments.  Non-recoupable production costs are reflected net of accumulated amortization of $12,039,000 and $12,003,000 at September 30, 2010 and March 31, 2010, respectively.

Note 6.	Investment in Film Production.

Investment in film production for released productions, net of accumulated amortization, at September 30, 2010 and March 31, 2010 was $716,000 and $829,000, respectively.  Investment in film production costs are included as a component of royalty and distribution fee advances in the consolidated balance sheets.  Remaining investment in film production to be amortized over the next 12 months is $630,000.  We are not currently investing in feature film production.

Note 7.	Revolving Credit Facility.

Our Loan and Security Agreement, as amended (Loan Agreement), with Wells Fargo Capital Finance, LLC, as successor by merger to Wachovia Capital Finance Corporation (Western), (Wells Fargo), provides us with a revolving line of credit of up to $20 million (reducing to $15 million on February 1, 2011). Actual borrowing availability under the line is based upon our level of eligible accounts receivable and eligible inventory.  Eligible accounts receivable primarily includes receivables generated by domestic sales. The Loan Agreement expires on July 31, 2011.  In connection with our January 2010 sale of preferred stock to affiliates of JH Partners, LLC (JH Transaction), these investors provided to Wells Fargo a $5.0 million irrevocable standby letter of credit through August 6, 2011 as credit support for our revolving line of credit.

Borrowings bear interest at either the Prime Rate (3.25% at September 30, 2010) plus up to 1.5% or, at our option, LIBOR (three month LIBOR – 2.9% at September 30, 2010) plus up to 4.0%, subject to minimum borrowing levels. The level of interest rate margin to Prime Rate or LIBOR is dependent upon our future financial performance as measured by earnings before interest, taxes, depreciation and amortization, as defined in the Loan Agreement (EBITDA).

We are required to maintain a minimum fixed-charge coverage ratio of 1.1 to 1.0 measured at the end of each month on a fiscal year-to-date basis.  If we maintain minimum borrowing availability equal to, or greater than, $1.5 million, our fixed-charge coverage ratio is not tested.  At September 30 2010, we were not tested for such covenant compliance because we had availability in excess of the required $1.5 million minimum.  Had we been tested, our EBITDA would have resulted in a fixed-charge coverage ratio more than the required 1.1 to 1.0. At September 30, 2010, our borrowing availability was $5.4 million ($6.9 million based upon eligible accounts receivable and inventory less the $1.5 million minimum requirement).

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

At September 30, 2010 we had $8.8 million outstanding under the revolving line of credit.

The Loan Agreement contains an early termination fee of 0.75% based upon the maximum facility amount of $20 million, if terminated within the term.  The agreement also imposes restrictions on such items as encumbrances and liens, payment of dividends, incurrence of other indebtedness, stock repurchases and capital expenditures and requires us to comply with minimum financial and operating covenants.  Under the terms of our Series B Preferred Stock, we are required to accrue dividends at a rate of 12% per year.  These dividends are accrued, but may not be paid without Wells Fargo’s approval.  Any outstanding borrowings are secured by our assets.

Index

Image Entertainment, Inc.
Notes To Consolidated Financial Statements
(Unaudited)

On April 15, 2010 and May 3, 2010, we entered into the Fifth Amendment and Sixth Amendment to the Loan Agreement with Wells Fargo.  The amendments extended the maturity of our revolving line of credit from May 4, 2010 to October 25, 2010 and modified the calculation of the borrowing base.

On July 29, 2010 and August 13, 2010, we entered into the Seventh Amendment and Eighth Amendment with Wells Fargo.  Among other modifications, the amendments extended the maturity of the facility from October 25, 2010 to July 31, 2011.  As part of the extension, on February 1, 2011, the revolving credit facility limit will become $15 million.

On November 3, 2010, we entered into the Ninth Amendment with Wells Fargo.  Among other modifications, the amendment permits us to borrow against the receivables and inventory value of our subsidiary, Image/Madacy Home Entertainment, LLC, in amounts not to exceed in the aggregate $4 million, subject to such lesser amount that may be available under our borrowing base.

Note 8.	Other Long-Term Liabilities.

New Distribution Services and License Agreement and Related Advance

On August 23, 2010, we signed a three-year Distribution Services and License Agreement with Sony Pictures Home Entertainment Inc. (SPHE), to act as exclusive manufacturer to meet the Company’s DVD requirements, including Blu-ray Disc high-definition format, and to provide related distribution and other logistics services in exchange for certain fees. On September 8, 2010, an interest-free $2.5 million advance against future replication from SPHE, to be repaid at $0.15 per disc manufactured until the advance is repaid, and a $750,000 non-recoupable advance were received from SPHE and were used to reduce then-outstanding borrowings under our Wells Fargo Capital Finance (Wells Fargo) revolving line of credit facility. Both advances (non-recoupable for the first year only and recoupable) are subordinated to all obligations outstanding to Wells Fargo under the Company’s Loan and Security Agreement, as amended. Until the advance is repaid, SPHE will have a security interest in all the Company’s assets in second position behind Wells Fargo. Within the first year of the SPHE agreement, the unrecouped portion of both the recoupable and non-recoupable advances are fully refundable to SPHE upon termination under the terms and conditions of the SPHE agreement.  The non-recoupable advance was used to pay the fee incurred for terminating our arrangement with our former replicator.  Given the progress we have made with the transition, it is likely that none of the termination conditions will be triggered within the first year and, therefore the termination fee was offset by the non-recoupable advance resulting in a net zero impact to cost of sales. After the first year, only the unrecouped portion of the recoupable advance is refundable.

As the obligation is non-interest bearing, we have imputed and recorded a debt discount of $218,000 to the $2.5 million recoupable advance based upon a three-year loan interest rate of 5.5%.  The deferred manufacturing credit will be classified in other long-term liabilities, net of current portion, after manufacturing commences in October 2010.  We will amortize the deferred credit as a reduction to inventory purchase cost based upon actual discs manufactured by SPHE.

Effective August 31, 2010, we entered into an amendment to the Replication Services Agreement and Security Agreement between Sony DADC US Inc. (Sony DADC) and Madacy Entertainment LP, which included execution of a Guarantee Agreement dated August 31, 2010 by Image in favor of Sony DADC, guarantying all of the obligations of IMHE to Sony DADC pursuant to the Replication Services Agreement and Security Agreement.  The obligations under the Replication Services Agreement include, without limitation, the repayment of a $2 million advance to Sony DADC pursuant to the terms and conditions of such agreement.  The $2 million advance is to be repaid at $0.10 per IMHE disc manufactured until the advance is repaid.  As the obligation is non-interest bearing, we have imputed and recorded a debt discount of $174,000 to the $2 million advance based upon a three-year loan interest rate of 5.5%.

In connection with the purchase of Madacy Home Video, Madacy’s distribution agreement with MMS-Millennium Media Services was assigned to IMHE for distribution of the IMHE products.

Long-term debt at September 30, 2010, and March 31, 2010, consisted of the following:

(In thousands)	September 30, 2010	March 31, 2010
Subordinated manufacturing advance obligation, less debt discount of $392	$4,108	$—
Current portion of long-term debt, less debt discount of $213	1,287	—
Long-term debt less current portion, less debt discount	$2,821	$—

Index

Image Entertainment, Inc.
Notes To Consolidated Financial Statements
(Unaudited)

Note 9.	Stock Warrant and Purchase Rights Liability.

Derivative Liabilities – Stock Warrant and Purchase Rights

We currently do not use hedging contracts to manage the risk of our overall exposure to interest rate and foreign currency changes. The derivative liabilities described below are not hedging instruments.

Stock Warrant

In August 2006, we issued to Portside Growth and Opportunity Fund a senior convertible note and a related warrant.  The senior convertible note was paid in full in January 2010.  Portside was issued a five-year warrant to purchase 1,000,000 shares of our common stock at an exercise price of $4.25 per share.  In the event of a change of control, the warrant must be settled in cash using the Black-Scholes model in accordance with the underlying terms contained in the warrant agreement.  The JH Transaction triggered the antidilution provisions contained in the warrant.  As a result, the warrant is now exercisable for 8,018,868 shares of our common stock at an exercise price of $0.53 per share.  Included in the derivative liability amounts reported for the quarter ended September 30, 2009 below are embedded derivatives related to the senior convertible note, including redemption rights associated with a change of control transaction, principal prepayment and forced conversion provisions linked to our share price.  The embedded derivatives were eliminated upon repayment of the note in January 2010.  The initial fair value of the warrant liability was determined by using the Black-Scholes valuation method as of August 30, 2006.  For each subsequent reporting period, the fair value of the warrant was determined by using the Black-Scholes valuation method as of the end of such reporting period.  The assumptions used included the closing price of our common stock on the valuation date, the strike price of the warrant, the risk-free rate equivalent to the U.S. Treasury maturities, the historical volatility of our common stock and the remaining term of the warrant. The assumptions used as of September 30, 2010 and March 31, 2010 are as follows:

	Three Months Ended September 30, 2010	Fiscal Year Ended March 31, 2010

Risk-free interest rate	0.26%	0.66%
Expected term (in years)	0.92 years	1.42 years
Expected volatility	183.21%	162.37%

Purchase Rights

In connection with the JH Transaction, purchase rights were granted to purchase an additional 7,400 shares of Series B Preferred and 66,163.4 shares of Series C Preferred for an aggregate purchase price of $7.4 million, divided into two equal tranches (Purchase Rights). These Purchase Rights were classified as liabilities (due to the existence of events outside of the Company’s control that give rise to the possibility for ultimate settlement by a transfer of assets or cash) and have been recorded as a component of current liabilities.  The tranches may be exercised in whole or in part and in one or more instances.  The first tranche was exercisable within 120 days after the January 8, 2010 transaction date and the second tranche may be exercised within 360 days after the January 8, 2010 transaction date.  During the six months ended September 30, 2010, the Purchase Right expired with respect to the initial tranche of 3,700 shares of Series B Preferred and 33,081.7 shares of Series C Preferred.  We performed a valuation of the fair value of the Series B Preferred and Series C Preferred price per share and exercise price at September 30, 2010 and March 31, 2010.  The fair value of the Purchase Rights liability was determined by using the Black-Scholes option pricing model based on the following inputs:

	September 30, 2010	March 31, 2010

Series B Preferred price per share	$364.54	$313.89
Series C Preferred price per share	$71.07	$59.15
Series B Preferred exercise price per share	$290.37	$372.47
Series C Preferred exercise price per share	$61.47	$70.19
Risk-free interest rate	0.16%	0.2%-0.4%
Expected term (in years)	0.26 years	0.08-0.75 years
Expected volatility for purchase rights	213%	120%-150%
Expected dividend yield	0%-12%	0%-12%

Index

Image Entertainment, Inc.
Notes To Consolidated Financial Statements
(Unaudited)

The fair value of the Purchase Rights was $1,109,000 at September 30, 2010 and $1,538,000 at March 31, 2010.  The change in fair value of $133,000 was recorded as a component of other expense during the three months ended September 30, 2010.  We include these Purchase Rights in the tables below within Stock Warrant Liabilities.

In accordance with ASC 820, “Fair Value Measurements and Disclosures,” the fair value of the stock warrant and purchase rights are adjusted to their fair value at the end of each reporting period, with liability increases and decreases recorded as other income or expense during the reporting period.  The fair value of the stock warrant, shown in the table below under Level 2, is estimated by using the Black-Scholes pricing model, in which the inputs are consistently applied and reflect the contractual terms of the warrant, including the period to maturity, and market-based parameters such as interest rates, and volatility.  This model does not contain a high level of subjectivity as the valuation techniques used do not require significant judgment, and inputs thereto are readily observable from actively quoted markets.  The fair values of the purchase rights, shown in the table below under Level 3, are estimated by using different pricing models, in which some of the inputs to those models are based on readily observable market parameters and some inputs require valuation techniques using subjectivity and judgment.

At September 30, 2010, the stock warrant and purchase rights liability was classified as current liabilities on the balance sheet. At March 31, 2010, other long-term liabilities on the balance sheet represented the stock warrant and purchase rights.  For this presentation, the stock warrant liability and purchase rights liabilities are included together in stock warrant liabilities.  Included in the table below is the change in fair value recorded for the warrant, purchase rights and embedded derivatives as a component of other income during the six months ended September 30, 2010 and 2009.

(In thousands)	Stock Warrant Liabilities	Embedded Derivatives Liability
Balance, March 31, 2009	$550	$1,555
Change in fair value	(234)	567
Gain on extinguishment of debt	—	(1,018)
Balance, September 30, 2009	$316	$1,104

Balance, March 31, 2010	$2,442	$—
Change in fair value	(887)	—
Balance, September 30, 2010	$1,555	$—

In accordance with ASC 820, the following table represents our fair value hierarchy for our financial liabilities measured at fair value on a recurring basis as of September 30, 2010 and March 31, 2010. There were no financial assets subject to the provisions of ASC 820 as of September 30, 2010 and March 31, 2010.

(In thousands)	Level 1	Level 2	Level 3	Total
Derivative liabilities:
Stock warrant and purchase rights as of September 30, 2010	$—	$446	$1,109	$1,555
Stock warrant and purchase rights as of March 31, 2010	$—	$904	$1,538	$2,442

During the six months ended September 30, 2010, other income related to the fluctuation in the fair value of the warrant and purchase rights was recorded as non-operating income included as a component of other income in the accompanying consolidated statements of operations, compared to other expense for the six months ended September 30, 2009.  The related accrued warrant and purchase rights liability together totaled $1,555,000 and $2,442,000 at September 30, 2010 and March 31, 2010, respectively, and is included as a component of current liabilities and other long-term liabilities, respectively, in the consolidated balance sheets.

Note 10.	Net Loss per Share Data.

The following presents a reconciliation of the numerators and denominators used in computing basic and diluted net loss per share for the three and six months ended September 30, 2010 and 2009:

	Three months ended September 30,		Six months ended September 30,
(In thousands, except per share data)	2010	2009	2010	2009

Net loss – basic and diluted numerator	$(1,525)	$(1,614)	$(872)	$(4,644)
Add: dividend on Series B preferred stock	742	—	1,436	—
Net loss applicable to common shareholders	$(2,267)	$(1,614)	$(2,308)	$(4,644)
Weighted average common shares outstanding – basic and diluted denominator	26,364	21,856	26,810	21,856
Net loss per share – basic and diluted	$(0.09)	$(0.07)	$(0.09)	$(0.21)

Index

Image Entertainment, Inc.
Notes To Consolidated Financial Statements
(Unaudited)

Outstanding common stock options and warrants not included in the computation of diluted net loss per share for the three and six months ended September 30, 2010 totaled 8,403,000.  Outstanding common stock options and warrants not included in the computation of diluted net loss per share for the three and six months ended September 30, 2009 totaled 3,273,000.  They were excluded as their effect would be antidilutive.

As of September 30, 2010, we did not have sufficient authorized but unissued shares of common stock available to effect the conversion in full of the outstanding shares of Series C preferred stock, each of which would convert into 1,000 shares of common stock.  The Company’s 202,066.6 outstanding shares of Series C preferred stock are convertible into 202,066,600 shares of common stock and the outstanding Purchase Rights for 33,081.7 shares of Series C preferred stock would be convertible into 33,081,700 shares of common stock.

Note 11.	Other Income (Expense).

Other income of $129,000, net for the three months ended September 30, 2010 included:
•	$126,000 in noncash income resulting from the change in fair value of a warrant and purchase rights.

Other expense of $405,000 for the three months ended September 30, 2009 included:
•	$405,000 in noncash expense resulting from the change in fair value of a warrant and embedded derivatives.

Other income of $906,000 for the six months ended September 30, 2010 includes:
•	$887,000 in noncash income resulting from the change in fair value of a warrant and purchase rights.

Other income, net of $1,136,000 for the six months ended September 30, 2009 includes:
•	$1.47 million in business interruption fees in accordance with a merger agreement terminated in April 2009.
•	$333,000 in noncash expense resulting from the change in fair value of a warrant and embedded derivatives.

Note 12.	Segment Information.

In accordance with the requirements of ASC Topic 280, Segment Reporting, selected financial information regarding our three reportable business segments, domestic, digital and international, are presented below.  Domestic wholesale distribution of home entertainment programming on DVD and Blu-ray accounted for approximately 92% and 89% of our net revenue for the three and six months ended September 30, 2010, respectively, and 95% and 93% of our net revenue for the three and six months ended September 30, 2009, respectively.  Management evaluates segment performance based primarily on net revenues, operating costs and expenses and earnings (loss) before income taxes.  Interest income and expense is evaluated on a consolidated basis and not allocated to our business segments.

For the Three Months Ended September 30, 2010:

	2010
(In thousands)	Domestic	Digital	International	Consolidated
Net revenues	$16,679	$1,054	$435	$18,168
Operating costs and expenses	18,602	754	328	19,684
Income (loss) from operations	(1,923)	300	107	(1,516)
Other expense	(62)	—	—	(62)
Income (loss) before income taxes	$(1,985)	$300	$107	$(1,578)

Index

Image Entertainment, Inc.
Notes To Consolidated Financial Statements
(Unaudited)

For the Three Months Ended September 30, 2009:

	2009
(In thousands)	Domestic	Digital	International	Consolidated
Net revenues	$28,461	$1,060	$319	$29,840
Operating costs and expenses	27,155	765	338	28,258
Income (loss) from operations	1,306	295	(19)	1,582
Other expense	(3,192)	—	—	(3,192)
Income (loss) before income taxes	$(1,886)	$295	$(19)	$(1,610)

For the Six Months Ended September 30, 2010:

	2010
(In thousands)	Domestic	Digital	International	Consolidated
Net revenues	$32,318	$2,731	$583	$35,632
Operating costs and expenses	34,665	1,898	510	37,073
Income (loss) from operations	(2,347)	833	73	(1,441)
Other income	600	—	—	600
Income (loss) before income taxes	$(1,747)	$833	$73	$(841)

For the Six Months Ended September 30, 2009:

	2009
(In thousands)	Domestic	Digital	International	Consolidated
Net revenues	$51,073	$1,730	$721	$53,524
Operating costs and expenses	53,766	1,286	807	55,859
Income (loss) from operations	(2,693)	444	(86)	(2,335)
Other expense	(2,280)	—	—	(2,280)
Income (loss) before income taxes	$(4,973)	$444	$(86)	$(4,615)

Note 13.	Related Party Transactions.

Employment and Consulting Agreements

On April 14, 2010, we entered into employment agreements with Messrs. Green and Avagliano and a consulting agreement with Mr. Hyde and his wholly owned consulting business, Producers Sales Organization.  Each agreement has an initial three-year term and, subject to advance-notice termination, renews automatically for successive one-year terms.  These employment and consulting agreements, which were amended on July 14, 2010, each provide for, among other things, an annual base salary or consulting fee, as applicable, of $300,000, cash bonus eligibility, stock options and restricted stock awards, severance benefits, reimbursement of commuting and relocation expenses, and certain tax gross-up payments.

Stockholders’ Agreement

On April 14, 2010, the Company entered into a Stockholders’ Agreement (Stockholders’ Agreement) with JH Evergreen, JH Investment III, JH Investment GP Fund (together with JH Evergreen and JH Investment III, the JH Stockholders), Messrs. Green and Avagliano, Producers Sales, and Ray Gagnon, an executive of the Company (together with Messrs. Green and Avagliano and Producers Sales, the Management Stockholders, and the Management Stockholders and JH Stockholders collectively, the Stockholders). In addition to imposing customary transfer restrictions on Company capital stock held by the Stockholders, the Stockholders’ Agreement includes agreements among the Stockholders regarding tag-along rights, drag-along rights, and approval of a new equity incentive plan pursuant to which the Management Stockholders will receive stock options and restricted stock awards.  In addition, the Stockholders’ Agreement gives the Company a call option on capital stock and vested options held by each of the Management Stockholders, exercisable within 90 days of the termination of employment or consulting engagement of the Management Stockholder.  The exercise price of the call option is based on the fair market value of the underlying shares at the time of exercise, except in the case of termination for “cause,” in which case shares underlying equity compensation awards may be purchased at the original acquisition price, if lower.

Index

Image Entertainment, Inc.
Notes To Consolidated Financial Statements
(Unaudited)

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

Note 14.	Subsequent Events.

We have performed an evaluation of subsequent events through the date we issued these financial statements.

Amendment to Loan Agreement

On November 3, 2010, we entered into the Ninth Amendment with Wells Fargo.  Among other modifications, the amendment permits us to borrow against the receivables and inventory value of our subsidiary, Image/Madacy Home Entertainment, LLC, in amounts not to exceed in the aggregate $4 million, subject to such lesser amount that may be available under our borrowing base.

Index

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

Overview

We are a leading independent licensee and distributor of entertainment programming in North America.  We release our library of exclusive content on a variety of formats and platforms, including DVD, Blu-ray Disc® (Blu-ray), digital (video-on-demand (VOD), electronic sell-through and streaming), broadcast television, cable or satellite (including VOD and pay-per-view), theatrical and non-theatrical (airplanes, libraries, hotels and cruise ships) exploitation.  Through our newly-formed subsidiary, Image/Madacy Home Entertainment, LLC, we also acquire and exploit multi-disc, value-priced product releases in unique packaging designs.

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

We also acquire exclusive rights to audio content for distribution via digital platforms and on CD spread across a variety of genres and configurations.  We strive to grow a stream of revenue by maintaining and building a library of titles that can be exploited in a variety of formats and distribution channels.  Our active library currently contains:

•	Approximately 3,200 exclusive DVD titles
•	Approximately 340 CD titles
•	Digital rights to
	o	Over 2,100 video programs
	o	Approximately 400 audio titles containing more than 6,000 individual tracks

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

Index

Second Quarter Fiscal 2011 Highlights

•
Net revenues decreased 39.1% to $18,168,000, compared with net revenues of $29,840,000 for the three months ended September 30, 2009.  The reduction in revenues was primarily due to the economic slowdown and a weaker new release schedule compared to the prior year. The reduction in net revenues includes $1.5 million in incremental returns and sales returns reserve provisions to account for anticipated return of product shipped to wholesalers who service Walmart and Best Buy.  During the three months ended September 30, 2010, we changed our distribution method to these customers from a wholesaler/distributor to a direct service model.  As a result, wholesalers have and will return product intended for Walmart and Best Buy, which will now be distributed directly by SPHE.

o	Domestic DVD revenues decreased 50.8% to $12.0 million, from $24.4 million for the three months ended September 30, 2009.
o	Domestic Blu-ray revenues increased 28.1% to $3.3 million, from $2.6 million for the three months ended September 30, 2009.
o	Digital distribution revenues did not change from $1.1 million for the three months ended September 30, 2009.
o	Broadcast revenues increased 17.5% to $719,000, from $612,000 for the three months ended September 30, 2009.

•
Gross margins were 17.0%, compared to 25.5% for the three months ended September 30, 2009, primarily due to the increased costs associated with changing distributors as well as lower sales of higher margin new release product.

•
Selling expenses approximated 7.7% of net revenues, down from 8.3% of net revenues for the three months ended September 30, 2009, primarily due to reduced advertising and promotional expenditures as well as reduced personnel costs.

•
General and administrative expenses decreased 9.1% to $3,212,000, from $3,533,000, for the three months ended September 30, 2009, primarily due to lower personnel costs as a result of our cost reduction plan, partially offset by higher legal and audit fees incurred in conjunction with the Madacy acquisition and the execution of the SPHE replication/distribution agreement.

•
Loss from operations was $1,516,000, compared to income from operations of $1,582,000, for the three months ended September 30, 2009. The reduction in income was due to the aforementioned decrease in revenues and associated margin as well as the increased costs in changing distributors and acquiring Madacy.

•
Other expense was $62,000 for the three months ended September 30, 2010, compared to $3,192,000 for the three months ended September 30, 2009. The Company realized $2,181,000 non-cash expense related to valuation of debt instruments in the prior year quarter with no corresponding charge in the current fiscal quarter.

•
Net loss applicable to common shareholders increased to $2,267,000 ($0.09 per basic and diluted share), compared to a net loss of $1,614,000 ($0.07 per basic and diluted share) for the three months ended September 30, 2009.

•	We entered into a distribution agreement with Sony Pictures Home Entertainment.

•	We purchased the home video division of Madacy Entertainment, LP.

The highlights above are intended to identify some of our more significant events and transactions during the quarter ended September 30, 2010.  However, these highlights are not intended to be a full discussion of our results for the quarter.  These highlights should be read in conjunction with the following discussion of “Results of Operations” and “Liquidity and Capital Resources” and with our consolidated financial statements and notes thereto accompanying this Quarterly Report.

Index

Recent Events

Purchase of Madacy Home Video

On September 7, 2010 (the Closing), we and our wholly-owned subsidiary Image/Madacy Home Entertainment, LLC (IMHE) executed an Asset Purchase Agreement with the effective date of August 31, 2010 (Purchase Agreement) with Madacy Entertainment, LP (Seller) and Madacy Entertainment US, Inc. (Madacy US).  Pursuant to the Purchase Agreement, IMHE purchased Seller’s home video division, consisting of certain DVD inventory, content advances and certain other assets, including the trade name “Madacy Home Video” (collectively, the Home Video Division).  Pursuant to a Sublicense Agreement also executed on September 7, 2010 with an effective date of August 31, 2010 (Sublicense Agreement), IMHE exclusively sublicensed all of Madacy US’ rights (the Rights).

The Madacy transaction provides us a well-established, retail-supported platform for distribution of promotional, budget priced products in the United States and Canada.  In addition, we are able to further mine our vast content library in developing new multi-disc product releases utilizing Madacy's unique packaging design and its dedicated retail shelf space.

The purchase price for the above transactions included: (i) a cash payment of $839,000, net of a working capital adjustment of $36,000, which was paid on September 8, 2010; (ii) the commitment to make an additional payment of $278,000, net of a working capital adjustment of $65,000, which was paid on October 15, 2010; (iii) the commitment to make an additional payment of $100,000 ($97,000 after discounting to the present value) on or before April 5, 2011; (iv) the issuance of 940,070 shares of unregistered Image common stock valued at $200,000 (contractually based on the average closing price for 20 trading days ending immediately before the third trading day before the effective date of the Purchase Agreement, which approximates fair value); (v) a 30% limited liability membership interest in IMHE (IMHE Noncontrolling Interest); and (vi) the assumption of Seller’s obligations by IMHE under (1) the Replication Services Agreement dated July 28, 2010 with the effective date of July 1, 2010 between Sony DADC US Inc. (Sony DADC) and Seller; (2) the Security Agreement dated June 1, 2010 between Sony DADC and Seller; and (vii) the execution of a Guarantee Agreement dated August 31, 2010 by Image in favor of Sony DADC, guarantying all of the obligations of IMHE to Sony DADC pursuant to the Replication Services Agreement and Security Agreement.  The obligations under the Replication Services Agreement include, without limitation, the repayment of a $2 million advance ($1,826,000 net of a discount of $174,000) to Sony DADC pursuant to the terms and conditions of such agreement.

The purchase price is subject to adjustment based on actual closing balances of inventory and content advances, such adjustments to be determined post-closing.  The IMHE Noncontrolling Interest is subject to a right of repurchase by us on August 31, 2013 at a repurchase price calculated as the product of 2.25 times the operating income for four consecutive fiscal quarters ending on or prior to the repurchase date, as determined in accordance with the terms of the Operating Agreement executed on September 7, 2010 with an effective date of August 31, 2010 (“Operating Agreement”), multiplied by the IMHE Noncontrolling Interest.  If we do not repurchase the IMHE Noncontrolling Interest on August 31, 2013, then we are required to repurchase such interest on August 31, 2014 at a repurchase price calculated as the product of 2.75 times the operating income for four consecutive fiscal quarters ending on or prior to the repurchase date, as determined in accordance with the terms of an Operating Agreement.  If we undergo a change of control on or prior to August 31, 2013, Seller may opt to have Image repurchase the IMHE Noncontrolling Interest substantially based on the formula for a repurchase at August 31, 2013.  In connection with the repurchase of the IMHE Noncontrolling Interest, the Sublicense Agreement will terminate and Madacy US will transfer all of its ownership right, title and interest in and to the Rights to IMHE, as such Rights are added to or terminated (with IMHE’s consent) during the period between August 31, 2010 and the date of our repurchase of the IMHE Noncontrolling Interest.

In connection with the purchase of the Home Video Division, on September 7, 2010, we entered into a three year Management Services Agreement with Madacy Entertainment Management LP, and IMHE entered into an Employee Services Agreement with Sonoma Entertainment LP, each of which is effective August 31, 2010.  Pursuant to the Management Services Agreement, we will pay fees for management services provided by certain employees who oversaw the Seller’s Home Video Division prior to the Closing.  The management fee is $400,000 per year for each of the three years of the term, subject to adjustment based on IMHE’s operating income as calculated in accordance with the terms and conditions of the Operating Agreement (which has a $200,000 floor and $800,000 ceiling annually), to be paid quarterly.  Pursuant to the Employee Services Agreement, IMHE agreed to pay approximately CDN$29,000 per month for the services of certain people employed in connection with the Seller’s Home Video Division prior to the Closing who will continue to assist IMHE with the Home Video Division.  The Employee Services Agreement will remain in effect until Image’s repurchase of the IMHE Noncontrolling Interest.

Distribution with Sony Pictures Home Entertainment

On August 23, 2010, we signed a three-year Distribution Services and License Agreement with Sony Pictures Home Entertainment Inc. (SPHE), to act as exclusive manufacturer to meet the Company’s DVD requirements, including Blu-ray Disc high-definition format, and to provide related distribution and other logistics services in exchange for certain fees. On September 8, 2010, an interest-free $2.5 million advance against future replication from SPHE, to be repaid at $0.15 per disc manufactured until the advance is repaid, and a $750,000 non-recoupable advance were received from SPHE and were used to reduce the then-outstanding borrowings under our Wells Fargo Capital Finance (Wells Fargo) revolving line of credit facility. Both advances (non-recoupable for the first year only and recoupable) are subordinated to all obligations outstanding to Wells Fargo under the Company’s Loan and Security Agreement, as amended. Until the advance is repaid, SPHE will have a security interest in all the Company’s assets in second position behind Wells Fargo. Within the first year of the SPHE agreement, the un-recouped portion of both the recoupable and unrecoupable advances are fully refundable to SPHE upon termination under the terms and conditions of the SPHE agreement.  The non-recoupable advance was used to pay the fee incurred for terminating our arrangement with our former replicator.  Given the progress we have made with the transition, it is likely that none of the termination conditions will be triggered within the first year and, therefore the termination fee was offset by the non-recoupable advance resulting in a net zero impact to cost of sales.  After the first year, only the unrecouped portion of the recoupable advance is refundable.

The SPHE agreement provides us several significant advantages, including:

o	significant reduction in replication costs, particularly as related to Blu-ray manufacturing;

o	ability to sell directly to key accounts such as Walmart, Best Buy and Price-Costco, providing incremental revenues higher gross margin and ability to better manage retail inventories;

o	ability to access Sony's extensive Scan-Based Trading network that features product placement in over 20,000 drug and grocery outlets; and

o
a sub-license agreement that provides us the ability to market and distribute 60 titles previously distributed by Sony, including releases such as Sydney Pollack's Absence of Malice (starring Paul Newman and Sally Field), ...And Justice For All (directed by Norman Jewison and starring Al Pacino), and Adaptation (directed by Spike Jonze, starring Nicolas Cage, Meryl Streep and Chris Cooper).

Effective August 31, 2010, we entered into an amendment to the Replication Services Agreement and Security Agreement between Sony DADC US Inc. (Sony DADC) and Madacy Entertainment LP, which included execution of a Guarantee Agreement dated August 31, 2010 by us in favor of Sony DADC, guarantying all of the obligations of IMHE to Sony DADC pursuant to the Replication Services Agreement and Security Agreement.  The obligations under the Replication Services Agreement include, without limitation, the repayment of a $2 million advance to Sony DADC pursuant to the terms and conditions of such agreement.  The $2 million advance is to be repaid at $0.10 per IMHE disc manufactured until the advance is repaid.  As the obligation is non-interest bearing, we have imputed and recorded a debt discount of $174,000 to the $2 million advance based upon a three-year loan interest rate of 5.5%.

Index

In connection with the purchase of Madacy Home Video, Madacy's distribution agreement with MMS-Millennium Media Services was assigned to IMHE for distribution of the IMHE products.

Results of Operations

Our consolidated financial information for the three and six months ended September 30, 2010 should be read in conjunction with our consolidated financial statements and the notes thereto and the section entitled “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Amendment No. 1 to Annual Report on Form 10-K/A filed on July 29, 2010.

Net Revenues

The following table presents consolidated net revenues by reportable business segment for the three and six months ended September 30, 2010 and 2009, respectively:

	Three Months Ended September 30,			Six Months Ended September 30,
	2010	2009	% Change	2010	2009	% Change
	(in thousands)			(in thousands)
Net revenues
Domestic	$16,679	$28,461	(41.4)%	$32,318	$51,073	(36.7)%
Digital	1,054	1,060	(0.6)	2,731	1,730	57.9
International	435	319	36.4	583	721	(19.1)
Consolidated	$18,168	$29,840	(39.1)%	$35,632	$53,524	(33.4)%

Domestic Revenues.  Our domestic net revenues decreased by 41.4% and 36.7% for the three and six months ended September 30, 2010, respectively, primarily as a result of a weaker new release schedule compared to the September 2009 quarter. Furthermore, levels of returned product increased in the current quarter as we began transitioning our distribution strategy from using wholesalers to direct relationships with both Walmart and Best Buy.  This transition caused certain wholesalers to begin to return inventory they will no longer distribute.

The current economic slowdown as well as the competitive retail environment is requiring our customers to scrutinize at their operations.  Since January 1, 2009, we have experienced a marked slowdown in purchases by our retail customers and increased product returns.  Our customers are conserving cash and reducing their inventories by buying less, taking all available credits and returning stock.  This is impacting both our new release and catalogue net revenues.

Our best selling new releases for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009 were:

September 2010 Quarter
September 2009 Quarter
Accidents Happen (starring Geena Davis)
Thriller: The Complete Set (hosted by Boris Karloff)	Terry Fator: Live From Las Vegas
That Evening Sun (starring Hal Holbrook)	Management (starring Jennifer Aniston and Steve Zahn)
Blood Done Sign My Name (starring Rick Schroder, Nate Parker)	Edge of Love (starring Keira Knightley and Sienna Miller)
$5 A Day (starring Christopher Walken, Sharon Stone, Amanda Peet)	Shark Week: The Great Bites Collection (Discovery)
Multiple Sarcasms (starring Timothy Hutton, Mira Sorvino, Dana Delaney)
Necromentia

Index

Digital Revenues.  Digital revenues were comparable for the three months ended September 30, 2010. Increased revenues from iTunes and Hulu were offset by a reduction in Netflix activity which resulted from the timing of license fees realized. Digital revenues increased 57.9% for the six months ended September 30, 2010, primarily as a result of increased acceptance of the digital format. iTunes and Netflix revenues increased 29% and 552% respectively.

International Revenue.  International revenues increased 36.4% for the three months ended September 30, 2010 primarily as a result of increased availability of new programming for international distribution. We extended our Australia distribution agreement with Warner Music Australia in the three months ended June 30, 2010 which increased business activity in the three months ended September 30, 2010. International revenues were down by 19.1% for the six months ended September 30, 2010, primarily as a result of reduced availability of new programming for international distribution in the three months ended June 30, 2010.

Cost of Sales and Gross Margins

The following table presents consolidated cost of sales by reportable business segment and as a percentage of related segment net revenues for the three and six months ended September 30, 2010 and 2009, respectively:

	Three Months Ended September 30,			Six Months Ended September 30,
	2010	2009		2010	2009
	(in thousands)			(in thousands)
Cost of sales:
Domestic	$14,103	$21,331		$25,653	$39,469
Digital	686	636		1,765	1,044
International	285	278		437	633
Consolidated	$15,074	$22,245		$27,855	$41,146

			% Change			% Change
As a percentage of segment net revenues:
Domestic	84.6%	74.9%	9.7%	79.4%	77.3%	2.1%
Digital	65.1	60.0	5.1	64.6	60.3	4.3
International	65.5	87.1	(21.6)	74.9	87.8	(12.9)
Consolidated	83.0%	74.5%	8.5%	78.2%	76.9%	1.3%

Our consolidated cost of sales for the three and six months ended September 30, 2010 were 83.0% and 78.2% of net revenues, respectively, compared to 74.5% and 76.9% of net revenues, for the three and six months ended September 30, 2009, respectively.  Accordingly, our consolidated gross margins for the three and six months ended September 30, 2010 were 17.0% and 21.8% of net revenues, respectively, compared to 25.5% and 23.1% for the three and six months ended September 30, 2009, respectively.

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

Domestic segment gross margin, as a percentage of segment net revenues for the three months ended September 30, 2010, decreased 9.7%, to 15.4%, from 25.1% for the three months ended September 30, 2009.  A reconciliation of the factors contributing to the increase or decrease in gross margin percentage follows:

(7.4)%	Higher pricing discounts and market development funds provided customers
(4.6)	Higher fixed amortization of production costs over lower revenue base
(3.1)	Cost related to changing supplier of manufacturing and distribution services
0.7	Lower freight and fulfillment expenses

Index

4.7	Product and format mix resulting in higher margins
(9.7)%	Decrease in gross margin

Domestic segment gross margin, as a percentage of segment net revenues for the six months ended September 30, 2010, declined 2.1% to 20.6%, from 22.7% for the six months ended September 30, 2009.  A reconciliation of the factors contributing to the increase or decrease in gross margin percentage follows:

(5.8)%	Higher pricing discounts and market development funds provided customers
(4.1)	Higher fixed amortization of production costs over lower revenue base
(2.0)	Cost related to changing supplier of manufacturing and distribution services
0.2	Lower freight and fulfillment expenses
9.6	Product and format mix resulting in higher margins
(2.1)%	Decrease in gross margin

Digital Gross Margins.  We experienced lower gross margins for the digital segment of 34.9% for the three months ended September 30, 2010, compared to 40.0% for the three months ended September 30, 2009 and 35.4%, for the six months ended September 30, 2010 as compared to 39.7%, for the six months ended September 30, 2009.  Product sales mix contributed to the margin decrease for the periods.

International Gross Margins.  Gross margins for the international segment increased to 34.5% for the three months ended September 30, 2010, from 12.9% for the three months ended September 30, 2009.  For the six months ended September 30, 2010, gross margins increased to 25.1%, from 12.2% for the six months ended September 30, 2009.  The mix of programming sold during the three months ended September 30, 2010 was more favorable, in terms of gross margins recognized, than that of the prior year period.

Selling Expenses

The following table presents consolidated selling expenses by reportable business segment and as a percentage of related segment net revenues for the three and six months ended September 30, 2010 and 2009, respectively:

	Three Months Ended September 30,			Six Months Ended September 30,
	2010	2009	% Change	2010	2009	% Change
	(in thousands)			(in thousands)
Selling expenses:
Domestic	$1,291	$2,362	(45.3)%	$2,554	$6,656	(61.6)%
Digital	66	62	6.5	127	98	29.6
International	41	56	(26.8)	68	163	(58.3)
Consolidated	$1,398	$2,480	(43.6)%	$2,749	$6,917	(60.3)%

As a percentage of segment net revenues:
Domestic	7.7%	8.3%	(0.6)%	7.9%	13.0%	(5.1)%
Digital	6.3	5.8	0.5	4.7	5.7	(1.0)
International	9.4	17.6	(8.2)	11.7	22.6	(10.9)
Consolidated	7.7%	8.3%	(0.6)%	7.7%	12.9%	(5.2)%

Domestic Selling Expenses.  The decrease in domestic selling expenses, as a percentage of net revenue, for the six months ended September 30, 2010 was primarily due to the restructuring and cost reduction initiative commenced early in 2010.  The increased expenses incurred during the six months ended September 30, 2009 related to the May 2009 limited theatrical release of our feature film Management, starring Jennifer Aniston, Steve Zahn and Woody Harrelson. Advertising and other costs expensed during the six months ended September 30, 2009 related to the theatrical release of Management totaled $1.9 million, or 3.7% of domestic net revenues.

Digital and International Selling Expenses.  The decrease in digital and international selling expenses is a result of the strategic realignment of our operations.  We have reduced personnel specifically allocated to our digital and international operations, therefore reducing the costs of these segments.

Index

General and Administrative Expenses

The following table presents consolidated general and administrative expenses by reportable business segment and as a percentage of related segment net revenues for the three and six months ended September 30, 2010 and 2009, respectively:

	Three Months Ended September 30,			Six Months Ended September 30,
	2010	2009	% Change	2010	2009	% Change
	(in thousands)			(in thousands)
General and administrative expenses:
Domestic	$3,208	$3,462	(7.3)%	$6,458	$7,641	(15.5)%
Digital	2	67	(97.0)	6	144	(95.8)
International	2	4	(50.0)	5	11	(54.5)
Consolidated	$3,212	$3,533	(9.1)%	$6,469	$7,796	(17.0)%

As a percentage of segment net revenues:
Domestic	19.2%	12.2%	7.0%	20.0%	15.0%	5.0%
Digital	0.2	6.3	(6.1)	0.2	8.3	(8.1)
International	0.5	1.3	(0.8)	0.9	1.5	(0.6)
Consolidated	17.7%	11.8%	5.9%	18.2%	14.6%	3.6%

Domestic General and Administrative Expenses.  The decrease in domestic general and administrative expenses for the three months ended September 30, 2010 compared to the three months ended September 30, 2009 was due to reduced personnel costs and cost savings recognized as a result of continued implementation of our cost reduction plan.

Partially offsetting the above expense decrease for the six months ended September 30, 2010 was bad debt expense due to Movie Gallery Inc. bankruptcy of $223,000.

Digital and International General and Administrative Expenses.  The decrease in digital and international general and administrative expenses for the three and six months ended September 30, 2010 was a result of the strategic realignment of our operations.  We have reduced personnel specifically allocated to our digital and international operations, thereby reducing the costs of these segments.

Other Expense (Income)

Other income of $129,000, net for the three months ended September 30, 2010 included:
•	$126,000 in noncash income resulting from the change in fair value of a warrant and purchase rights.

Other expense of $405,000 for the three months ended September 30, 2009 included:
•	$405,000 in noncash expense resulting from the change in fair value of a warrant and embedded derivatives.

Other income of $906,000 for the six months ended September 30, 2010 included:
•	$887,000 in noncash income resulting from the change in fair value of a warrant and purchase rights.

Other income, net of $1,136,000 for the six months ended September 30, 2009 included:
•	$1.47 million in business interruption fees in accordance with a merger agreement terminated in April 2009.
•	$333,000 in noncash expense resulting from the change in fair value of a warrant and embedded derivatives.

Interest Expense

	Three Months Ended September 30,			Six Months Ended September 30,
	2010	2009	% Change	2010	2009	% Change
	(in thousands)			(in thousands)
Noncash amortization of debt discount	$––	$83	(100.0)%	$––	$262	(100.0)%
Noncash amortization of deferred financing costs	116	53	118.9	159	129	23.3
Noncash noncontrolling interest income	(25)	––	100.0	(25)	––	(100.0)
Cash interest expense, net of interest income	100	470	(78.7)	172	844	(79.6)
Interest expense, net of interest income	$191	$606	(68.5)%	$306	$1,235	(75.2)%

As a percentage of net revenues	1.19%	2.0%	(0.9)%	0.9%	2.3%	(1.4)%

Index

Interest expense, net of interest income, for the three and six months ended September 30, 2010, decreased to $191,000 and $306,000, respectively, from $606,000 and $1,235,000 for the three and six months ended September 30, 2009, respectively, primarily as a result of reduced interest-bearing debt levels.  Net noncash charges to interest expense, representing amortization of the Arvato manufacturing advance debt discount, convertible note debt discount and deferred financing costs for the three and six months ended September 30, 2010, totaled $91,000 and $134,000, respectively, compared to $136,000 and $391,000 for the three and six months ended September 30, 2009, respectively.

Summary of Significant Costs Related to SPHE Transition and Madacy Purchase

During the three months ended September 30, 2010 significant costs were incurred as a result of the transition from Arvato to SPHE for replication and distribution, the purchase of the home video division of Madacy and the elimination of our auditors’ going concern opinion.  In addition to the costs outlined below, net revenues decreased by $1.5 million in incremental returns and sales returns reserve provisions to account for anticipated return of product shipped to wholesalers who service Walmart and Best Buy.  During the three months ended September 30, 2010, we changed our distribution method to these customers from a wholesaler/distributor to a direct service model.  As a result, wholesalers have and will return product intended for Walmart and Best Buy, which will now be distributed directly by SPHE.

(In thousands)	Three Months Ended September 30, 2010
Inventory transfer costs from Arvato to SPHE	$525
Establishment of returns reserves for transition to direct shipping to Walmart and Best Buy	462
Legal and finder fee expenses for SPHE and Madacy transactions	205
Bank fees for SPHE and Madacy transactions and going concern elimination	157
Total costs related to SPHE, Madacy and going concern elimination	$1,349

Income Taxes

We recorded federal and state tax (benefit) expense of approximately ($53,000) and $31,000 for the three and six months ended September 30, 2010, respectively, and represents various state income taxes.  We recorded federal and state tax expenses of $4,000 and $29,000 for the three and six months ended September 30, 2009, respectively, using an estimated effective tax rate of 2.2% for fiscal 2010.

Liquidity and Capital Resources

Plans to Improve our Future Liquidity

We are currently reviewing credit line alternatives in light of the July 31, 2011 expiration of the Loan and Security Agreement with Wells Fargo Capital Finance.  We cannot guarantee that any new credit line will contain equal or improved terms and conditions as our current revolving credit line or that we will obtain a replacement revolving credit line prior to the expiration of the current Loan and Security Agreement.

Given our history of losses and negative cash flows, it is possible that we will find it necessary to supplement our sources of working capital with additional financing to sustain operations.  Future capital requirements will depend on many factors, including our rate of revenue growth and acquisition of programming content.  To the extent that existing capital resources and sales growth are not sufficient to fund future activities, we may need to raise funds through private equity offerings, debt-financing and public financing, as well as monitoring and controlling our expenditures to limit cash outflows.  Additional funds may not be available on terms favorable to us or at all.  Failure to raise additional capital, if and when needed, could have a material adverse effect on our financial position, results of operations, and cash flows.  While we depend upon our ability to use our revolving credit line or generate sufficient cash flow from operations to achieve our business objectives, we believe that our expected cash flows from operations and use of our revolving credit line will be sufficient to meet our working capital needs for the next 12 months.

Index

Sources and Uses of Cash for the Six Months Ended September 30, 2010

At September 30, 2010, we had a working capital deficit of $10.2 million compared to a working capital deficit of $6.3 million at March 31, 2010.

Our working capital has historically been generated from the following sources:

•	operating cash flows;
•	availability under our revolving line of credit;
•	private placement of debt and equity instruments;
•	advances from our disc manufacturer; and
•	trade credit.

The more significant factors affecting cash provided by operating activities during the quarter ended September 30, 2010 were:

•	decreased inventories of $2.3 million; and
•	increased accounts payable and accrued liabilities of $2.5 million.

The more significant factors affecting cash used in operating activities during the quarter ended September 30, 2010 were:

•	increase account receivable of $2.0 million;
•	increased royalties and distribution fee advances for exclusive content of $3.0 million; and
•	decreased deferred revenue of $2.4 million.

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

Cash.  As of September 30, 2010, we had cash of $312,000, as compared to $460,000 as of March 31, 2010.

Revolving Credit Facility.  Our Loan and Security Agreement, as amended, with Wells Fargo provides us with a revolving line of credit of up to $20 million (reducing to $15 million on February 1, 2011). Actual borrowing availability under the line is based upon our level of eligible accounts receivable and eligible inventories.  Eligible accounts receivable primarily include receivables generated by domestic sales.  The term of the Loan and Security Agreement matures on July 31, 2011.

We are required to maintain a minimum fixed-charge coverage ratio, cumulatively year-to-date, for each month on or after June 30, 2010 of 1.1 to 1.0.  If we maintain minimum borrowing availability equal to, or greater than, $1.5 million, our fixed-charge coverage ratio is not tested.  At September 30, 2010, we were not tested for such covenant compliance because we had availability in excess of the required $1.5 million minimum.  Had we been tested, our EBITDA would have resulted in a fixed-charge coverage ratio more than the required 1.1 to 1.0. At September 30, 2010, our borrowing availability was $5.4 million ($6.9 million based upon eligible accounts receivable and inventory less the $1.5 million minimum requirement).

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

At September 30, 2010 we had $8.8 million outstanding under the revolving line of credit.

Index

The Loan and Security Agreement contains early termination fees of 0.75%, based upon the maximum facility amount of $20 million, if terminated within the term.  The Loan and Security Agreement also imposes restrictions on such items as encumbrances and liens, payment of dividends, incurrence of other indebtedness, stock repurchases and capital expenditures and requires us to comply with minimum financial and operating covenants.  Any outstanding borrowings are secured by our assets.

We were in compliance with all financial and operating covenants under the Loan and Security Agreement at September 30, 2010. Given our current liquidity constraints, it is not possible to determine whether we will be in compliance with all financial and operating covenants in the future.

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

Index

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. “Disclosure controls and procedures” refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Index

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

Our results of operations and financial condition are subject to numerous risks and uncertainties described in our Amendment No. 1 to Annual Report on Form 10-K/A filed on July 29, 2010.  You should carefully consider these risk factors in conjunction with the other information contained in this Quarterly Report.  Should any of these risks materialize, our business, financial condition and future prospects could be negatively impacted.  As of September 30, 2010, there have been no material changes to the risk factors set forth in the above-referenced Form 10-K/A, except as set forth below:

Failure to satisfy terms and conditions of the Madacy transaction agreements may adversely impact our business, results of operations and financial condition.  We may be unable to satisfy all of the terms and conditions of the Madacy transaction, including, without limitation, the future repurchase of Madacy’s 30% interest in our subsidiary, Image/Madacy Home Entertainment, LLC.  If we are unable to satisfy the terms and conditions of the Madacy transaction and Madacy declares a material default that we are unable to timely rectify, we may lose the right to distribute content obtained under the Madacy transaction.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On September 7, 2010, in connection with the purchase or the home video division (Transaction) of Madacy Entertainment, LP (Madacy) the Company issued to Madacy 940,070 shares of common stock valued at $200,000.  The shares of common stock issued to Madacy pursuant to the Transaction were issued by the Company in a private placement exempt from registration under the Securities Act of 1933 (Securities Act) by virtue of Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

Item 3.	Defaults Upon Senior Securities.

Item 4.	Removed and Reserved.

Item 5.	Other Information.

None.

Index

Item 6.	Exhibits.

3.1
Amendment to the Bylaws of Image Entertainment, Inc., dated August 5, 2010 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed August 11, 2010 (file no. 000-11071).

10.1†*	First Amendment to Employment Agreement, dated as of July 12, 2010, between Image Entertainment, Inc. and Theodore S. Green.

10.2†*	First Amendment to Employment Agreement, dated as of July 12, 2010, between Image Entertainment, Inc. and John P. Avagliano.

10.3†*	First Amendment to Consulting Agreement, dated as of July 12, 2010, between Image Entertainment, Inc., Producers Sales Organization and John W. Hyde.

10.4*
Seventh Amendment to Loan and Security Agreement, dated as of July 29, 2010, between Wells Fargo Capital Finance, LLC, as successor by merger to Wachovia Capital Finance Corporation (Western), Image Entertainment, Inc., Egami Media, Inc., and Image Entertainment (UK), Inc.

10.5*
Eighth Amendment to Loan and Security Agreement, dated as of August 13, 2010, between Wells Fargo Capital Finance, LLC, as successor by merger to Wachovia Capital Finance Corporation (Western), Image Entertainment, Inc., Egami Media, Inc., and Image Entertainment (UK), Inc.

10.6*	Form of Restricted Stock Award Grant Agreement for the Image Entertainment, Inc. 2008 Stock Awards and Incentive Plan.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1*	Section 1350 Certification of Chief Executive Officer.

32.2*	Section 1350 Certification of Chief Financial Officer.

___________
*	Filed herewith.
†	Management contract or compensatory plan or arrangement.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMAGE ENTERTAINMENT, INC.

Date: November 15, 2010	By:	/S/ THEODORE S. GREEN
Theodore S. Green
Chief Executive Officer and Chairman of the Board
(Authorized Officer and Principal Executive Officer)

Date: November 15, 2010	By:	/S/ JOHN P. AVAGLIANO
John P. Avagliano
Chief Operating Officer and Chief Financial Officer
(Authorized Officer and Principal Financial Officer)

Index

EXHIBIT INDEX

3.1
Amendment to the Bylaws of Image Entertainment, Inc., dated August 5, 2010 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed August 11, 2010 (file no. 000-11071).

10.1†*	First Amendment to Employment Agreement, dated as of July 12, 2010, between Image Entertainment, Inc. and Theodore S. Green.

10.2†*	First Amendment to Employment Agreement, dated as of July 12, 2010, between Image Entertainment, Inc. and John P. Avagliano.

10.3†*	First Amendment to Consulting Agreement, dated as of July 12, 2010, between Image Entertainment, Inc., Producers Sales Organization and John W. Hyde.

10.4*
Seventh Amendment to Loan and Security Agreement, dated as of July 29, 2010, between Wells Fargo Capital Finance, LLC, as successor by merger to Wachovia Capital Finance Corporation (Western), Image Entertainment, Inc., Egami Media, Inc., and Image Entertainment (UK), Inc.

10.5*
Eighth Amendment to Loan and Security Agreement, dated as of August 13, 2010, between Wells Fargo Capital Finance, LLC, as successor by merger to Wachovia Capital Finance Corporation (Western), Image Entertainment, Inc., Egami Media, Inc., and Image Entertainment (UK), Inc.

10.6*	Form of Restricted Stock Award Grant Agreement for the Image Entertainment, Inc. 2008 Stock Awards and Incentive Plan.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1*	Section 1350 Certification of Chief Executive Officer.

32.2*	Section 1350 Certification of Chief Financial Officer.

___________
*	Filed herewith.
†	Management contract or compensatory plan or arrangement.