Form 10-Q
period 2010-12-31
IMAGE ENTERTAINMENT INC
filed 2011-02-14
CIK 216324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
______________

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________.

Commission File Number:  000-11071
______________

IMAGE ENTERTAINMENT, INC.
(Exact name of registrant as specified in its charter)
______________

Delaware	84-0685613
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

20525 N ordhoff Street, Suite 200, Chatsworth, California 91311
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
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☒

Number of shares outstanding of the issuer’s common stock on February 8, 2011:  255,602,133

IMAGE ENTERTAINMENT, INC.

Index

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2010 (Quarterly Report) of Image Entertainment, Inc. (or we, us, our, the Company, or Image) includes forward-looking statements that involve risks and uncertainties within the meaning of the Private Securities Litigation Reform Act of 1995.  Other than statements of historical fact, all statements made in this Quarterly Report are forward-looking, including, but not limited to, statements regarding industry prospects, future results of operations or financial position, and statements of our intent, belief and current expectations about our strategic direction, prospective and future financial results and condition.  In some cases, forward-looking statements may be identified by words such as “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” “future,” “intend,” “project” or similar words.  Forward-looking statements involve risks and uncertainties that are inherently difficult to predict, which could cause actual outcomes and results to differ materially from our expectations, forecasts and assumptions.

All forward-looking statements should be evaluated with the understanding of inherent uncertainty.  The inclusion of such forward-looking statements should not be regarded as a representation that contemplated future events, plans or expectations will be achieved.  Unless otherwise required by law, we undertake no obligation to release publicly any updates or revisions to any such forward-looking statements that may reflect events or circumstances occurring after the date of this Quarterly Report.  Important factors that could cause or contribute to such material differences include those discussed in Part II, Item 1A. “Risk Factors” of this Quarterly Report, in Part II, Item 1A. “Risk Factors” of our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2010, filed on November 15, 2010, and in Part I, Item 1A. “Risk Factors” in our Amendment No. 1 to Annual Report on Form 10-K/A filed on July 29, 2010.  You are cautioned not to place undue reliance on such forward-looking statements.

Index

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

IMAGE ENTERTAINMENT, INC.

Consolidated Balance Sheets
(unaudited)

December 31, 2010 and March 31, 2010

ASSETS

(In thousands)	December 31, 2010	March 31, 2010
Current assets:
Cash	$346	$460
Accounts receivable, net of allowances of $7,863 - December 31, 2010; $8,688 - March 31, 2010	18,196	17,676
Inventories	13,687	12,659
Royalty and distribution fee advances	12,959	10,979
Other current assets	1,375	847
Total current assets	46,563	42,621
Noncurrent inventories, principally production costs	1,406	2,201
Noncurrent royalty and distribution advances	18,496	15,669
Property, equipment and improvements, net	681	1,105
Goodwill	6,762	5,715
Other assets	1,721	86
Total assets	$75,629	$67,397

See accompanying notes to consolidated financial statements

Index

IMAGE ENTERTAINMENT, INC.

Consolidated Balance Sheets
(unaudited)

December 31, 2010 and March 31, 2010

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)

(In thousands, except share data)	December 31, 2010	March 31, 2010
Current liabilities:
Accounts payable	$9,122	$6,803
Accrued liabilities	7,401	8,638
Accrued royalties and distribution fees	20,029	14,048
Accrued music publishing fees	4,847	5,846
Deferred revenue	3,090	6,571
Revolving credit facility	6,124	6,380
Current portion of long-term debt, less debt discount	1,853	—
Series B cumulative preferred stock dividends payable	2,856	616
Stock warrant and purchase rights	265	—
Total current liabilities	55,587	48,902
Noncontrolling interest liability	2,278	—
Long-term debt, less current portion, net of debt discount	2,135	—
Other long-term liabilities	—	2,442
Total liabilities	60,000	51,344
Commitments and Contingencies
Series B preferred stock, $0.0001 par value, 30,000 shares authorized; 22,600 issued and outstanding at December 31, 2010 and March 31, 2010, respectively (Per share liquidation preference of $1,130 and $1,030, respectively)	6,019	6,019
Series C convertible preferred stock, $0.0001 par value, 67,933.4 and 270,000 shares authorized at December 31, 2010 and March 31, 2010, respectively; none and 202,066.6 issued and outstanding at December 31, 2010 and March 31, 2010, respectively	—	10,895
Stockholders' equity (deficit):
Common stock, $0.0001 par value, 500 million shares and 100 million shares authorized at December 31, 2010 and March 31, 2010, respectively; 255,602,000 and 25,356,000 issued and outstanding at December 31, 2010 and March 31, 2010, respectively	26	3
Additional paid-in capital	64,652	53,284
Accumulated deficit	(55,068)	(54,148)
Total stockholders' equity (deficit)	9,610	(861)
Total liabilities, preferred stock and stockholders’ equity (deficit)	$75,629	$67,397

See accompanying notes to consolidated financial statements

Index

IMAGE ENTERTAINMENT, INC.

Consolidated Statements of Operations
(unaudited)

For the Three and Nine Months Ended December 31, 2010 and 2009

	Three Months Ended		Nine Months Ended
(In thousands, except per share data)	December 31, 2010	December 31, 2009	December 31, 2010	December 31, 2009
NET REVENUES	$27,669	$25,122	$63,301	$78,646
COST OF SALES	21,283	21,059	49,138	62,205
Gross profit	6,386	4,063	14,163	16,441
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Selling expenses	1,869	2,443	4,618	9,360
General and administrative expenses	3,193	3,426	9,662	11,222
Total selling, general and administrative expenses	5,062	5,869	14,280	20,582
INCOME (LOSS) FROM OPERATIONS	1,324	(1,806)	(117)	(4,141)
OTHER EXPENSE (INCOME):
Interest expense, net	315	594	621	1,829
Loss on extinguishment of debt	—	—	—	2,181
Other income	(1,289)	(362)	(2,195)	(1,498)
Total other expense (income)	(974)	232	(1,574)	2,512
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	2,298	(2,038)	1,457	(6,653)
PROVISION FOR INCOME TAXES	106	23	137	52
NET INCOME (LOSS)	2,192	(2,061)	1,320	(6,705)
Dividend on Series B preferred stock	804	—	2,240	—
NET INCOME (LOSS) APPLICABLE TO COMMON SHAREHOLDERS	$1,388	$(2,061)	$(920)	$(6,705)
NET INCOME (LOSS) PER COMMON SHARE:
Net income (loss) per common share – basic and diluted	$0.01	$(0.09)	$(0.01)	$(0.31)
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	135,414	21,856	62,587	21,856

See accompanying notes to consolidated financial statements

Index

IMAGE ENTERTAINMENT, INC.

Consolidated Statements of Cash Flows
(unaudited)

For the Nine Months Ended December 31, 2010 and 2009

(In thousands)	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,320	$(6,705)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization of production costs	3,195	3,100
Depreciation and other amortization	688	1,192
Benefit for doubtful accounts, sales returns and other credits	(1,351)	(496)
Provision (benefit) for lower of cost or market inventory write-downs	(427)	711
Accelerated amortization and fair value write-down of advance royalty and distribution fees	1,666	1,949
Loss on extinguishment of debt	—	2,181
Change in fair values of warrant, purchase rights and embedded derivatives	(2,177)	(29)
Stock-based compensation expense	219	115
Change in fair value of noncontrolling interest liability	151	—
Gain on disposal of property, equipment and improvements	(19)	—
Noncash consideration for investment banking services received	76	—
Changes in assets and liabilities associated with operating activities:
Accounts receivable	831	(5,072)
Inventories	822	343
Royalty and distribution fee advances	(4,580)	7,064
Production cost expenditures	(2,235)	(2,876)
Prepaid expenses and other assets	203	(729)
Accounts payable, accrued royalties, fees and liabilities	4,217	938
Deferred revenue	(3,481)	754
Net cash provided by (used in) operating activities	(882)	2,440
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	$(35)	(58)
Acquisition of business	(1,044)	—
Net cash used in investing activities	$(1,079)	$(58)

See accompanying notes to consolidated financial statements

Index

IMAGE ENTERTAINMENT, INC.

Consolidated Statements of Cash Flows, Continued
(unaudited)

For the Nine Months Ended December 31, 2010 and 2009

(In thousands)	2010	2009
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facility	$44,367	$68,527
Repayments of borrowings under revolving credit facility	(44,623)	(69,834)
Repayments of long-term debt	(179)	(1,555)
Proceeds from long-term debt	2,282	—
Net cash provided by (used in) financing activities	1,847	(2,862)
NET DECREASE IN CASH:	(114)	(480)
Cash at beginning of period	460	802
Cash at end of period	$346	$322
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$246	$1,248
Income taxes	$17	$—

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

The balance sheet as of March 31, 2010 included in this report, which has been derived from audited financial statements, and the accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities Exchange Commission.  Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements.  All significant intercompany balances and transactions have been eliminated in consolidation.

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

We are currently reviewing credit line alternatives in light of the July 31, 2011 expiration of our Loan and Security Agreement with Wells Fargo.  We cannot guarantee that any new credit line will contain equal or improved terms and conditions compared to our current revolving credit line or that we will obtain a replacement revolving credit line prior to the expiration of the current Loan and Security Agreement.  If we are unable to obtain adequate replacement financing upon the current expiration of our loan, it will significantly impact our business, our ability to acquire programming and our ability to fund ongoing operations.

Given our history of losses and negative cash flows, it is possible that we will find it necessary to supplement our sources of working capital with additional financing to sustain operations.  Future capital requirements will depend on many factors, including our rate of revenue growth and acquisition of programming content.  To the extent that existing capital resources and sales growth are not sufficient to fund future activities, we may need to raise funds through private equity offerings, debt-financing and public financing, as well as to limit cash outflows through monitoring and controlling our expenditures.  Additional funds may not be available on terms favorable to us or at all.  Failure to raise additional capital, if and when needed, could have a material adverse effect on our financial position, results of operations, and cash flows.

To conserve cash and improve our liquidity, we have continued to implement a restructuring and cost reduction initiative that includes reducing personnel, benefit costs, advertising and other marketing expenditures, travel and trade show expenditures and third-party commissions.

Note 2.	Purchase of Madacy Home Video.

On September 7, 2010 (the Closing), Image and its wholly-owned subsidiary Image/Madacy Home Entertainment, LLC (IMHE) executed an Asset Purchase Agreement with the effective date of August 31, 2010 (Purchase Agreement) with Madacy Entertainment, LP (Seller) and Madacy Entertainment US, Inc. (Madacy US).  Pursuant to the Purchase Agreement, IMHE purchased Seller’s home video division, consisting of certain DVD inventory, content advances and certain other assets, including the trade name “Madacy Home Video” (collectively, the Home Video Division).  Pursuant to a Sublicense Agreement also executed on September 7, 2010 with an effective date of August 31, 2010 (Sublicense Agreement), IMHE exclusively sublicensed all of Madacy US’ rights to content for distribution (the Rights).

The purchase price for the above transactions included: (i) a cash payment of $839,000, net of a working capital adjustment of $36,000, which was paid on September 8, 2010; (ii) the commitment to make an additional payment of $205,000, net of a working capital adjustment of $75,000, which was paid on October 25, 2010; (iii) the commitment to make an additional payment of $100,000 ($97,000 after discounting to the present value) on or before April 5, 2011; (iv) the issuance of 940,070 shares of unregistered Image common stock valued at $200,000 (contractually based on the average closing price for 20 trading days ending immediately before the third trading day before the effective date of the Purchase Agreement, which approximates fair value); (v) a 30% limited liability membership interest in IMHE (IMHE Noncontrolling Interest); (vi) the assumption of Seller’s obligations by IMHE under (1) the Replication Services Agreement (Replication Services Agreement) dated July 28, 2010 with the effective date of July 1, 2010 between Sony DADC US Inc. (Sony DADC) and Seller; (2) the Security Agreement (Security Agreement) dated June 1, 2010 between Sony DADC and Seller; and (vii) the execution of a Guarantee Agreement (Guarantee Agreement) dated August 31, 2010 by Image in favor of Sony DADC, guarantying all of the obligations of IMHE to Sony DADC pursuant to the Replication Services Agreement and Security Agreement.  The obligations under the Replication Services Agreement include, without limitation, the repayment of a $2 million advance ($1,826,000 net of a discount of $174,000) to Sony DADC pursuant to the terms and conditions of such agreement.

Index

Image Entertainment, Inc.
Notes To Consolidated Financial Statements
(Unaudited)

The purchase price was subject to adjustment based on actual closing balances of inventory and content advances, and such adjustments were determined post-closing.  The IMHE Noncontrolling Interest is subject to a right of repurchase by Image on August 31, 2013 at a repurchase price calculated as the product of 2.25 times the operating income for four consecutive fiscal quarters ending on or prior to the repurchase date, as determined in accordance with the terms of the Operating Agreement executed on September 7, 2010 with an effective date of August 31, 2010 (Operating Agreement), multiplied by the IMHE Noncontrolling Interest.  If Image does not repurchase the IMHE Noncontrolling Interest on August 31, 2013, then Image is required to repurchase such interest on August 31, 2014 at a repurchase price calculated as the product of 2.75 times the operating income for four consecutive fiscal quarters ending on or prior to the repurchase date, as determined in accordance with the terms of the Operating Agreement.  If Image undergoes a change of control on or prior to August 31, 2013, Seller may opt to have Image repurchase the IMHE Noncontrolling Interest substantially based on the formula for a repurchase at August 31, 2013.  In connection with the repurchase of the IMHE Noncontrolling Interest, the Sublicense Agreement will terminate and Madacy US will transfer all of its ownership right, title and interest in and to the Rights to IMHE, as such Rights are added to or terminated (with IMHE’s consent) during the period between August 31, 2010 and the date of Image’s repurchase of the IMHE Noncontrolling Interest.

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

           The preliminary purchase price allocation is based upon a third-party valuation using the acquisition method of accounting in accordance with ASC 805, Business Combinations, and is subject to adjustment until the associated acquisition is finalized which we expect to be during our fourth fiscal quarter ending March 31, 2011.  Under the acquisition method of accounting, the total purchase price is allocated to the net tangible and intangible assets of Madacy acquired, based on their estimated fair values.  The total purchase price was approximately $3.6 million as follows (in thousands):

Cash paid at closing (and in total through September 30, 2010)	$839
Fair value of cash paid on October 25, 2010	205
Fair value of cash paid on January 28, 2011	30
Unreconciled inventory adjustment to be finalized in fourth fiscal quarter	42
Fair value of cash due on April 5, 2011	97
Image Common Stock	200
Total consideration paid	1,413
Noncontrolling interest (liability)	2,152
Total purchase consideration	$3,565

           Based upon a third-party valuation, $2.5 million of the purchase price was allocated to intangible assets, subject to amortization.  We will amortize for the non-compete, trade names and customer relationships intangible assets over five years and the film library intangible assets over three years using the straight-line method of amortization.  At this time, we are using straight-line amortization due to our inability to predict the pattern of economic benefit to be derived from the intangible assets, specifically customer relationships.  Accumulated amortization for the three and nine months ended December 31, 2010 was $171,000 and $227,000, respectively.

Index

Image Entertainment, Inc.
Notes To Consolidated Financial Statements
(Unaudited)

The total purchase consideration is allocated as follows:

Inventories	$1,588
Royalty advances	214
Trade name	110
Customer relationships	1,104
Film library	1,303
Non-Compete	25
Goodwill	1,047
Total assets acquired	5,391
Liabilities assumed – Sony liability	(1,826)
Net assets acquired	$3,565

Goodwill represents the excess of the acquisition purchase price over the estimated fair value of net tangible and intangible assets acquired.  Goodwill will not be amortized but instead will be tested for impairment at least annually.  In the event that we determine that the value of goodwill has become impaired, we will incur an accounting charge for the amount of impairment during the fiscal quarter in which the determination is made.

The results of operations for IMHE from the date of acquisition are included in our consolidated financial statements for the three and nine months ended December 31, 2010.  The right to purchase IMHE Noncontrolling Interest is mandatorily redeemable by August 31, 2014, unless redeemed sooner at the Company’s option.  Since the mandatory redemption is time certain and is not triggered by liquidation or termination of IMHE, the Noncontrolling Interest is recorded as a liability and the Company has elected to record the liability at its fair value.  As of December 31, 2010, Noncontrolling Interest of $2,278,000 was classified as a liability in the consolidated balance sheet.  There was no Noncontrolling Interest reported at March 31, 2010.

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

In February 2010, the FASB issued ASU No. 2010-11, Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives. ASU No. 2010-11 clarifies the type of embedded credit derivative that is exempt from embedded derivative bifurcation requirements. Specifically, only one form of embedded credit derivative qualifies for the exemption – one that is related only to the subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature. The amendments in ASU No. 2010-11 were effective for our quarter ended September 30, 2010. The provisions of this issue did not have an impact on our consolidated financial statements.

Index

Image Entertainment, Inc.
Notes To Consolidated Financial Statements
(Unaudited)

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

In August 2010, the FASB issued ASU No. 2010-21, Accounting for Technical Amendments to Various SEC Rules and Schedules.  This Update amends various SEC paragraphs pursuant to the issuance of Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies and became effective upon issuance.  The adoption of ASC No. 2010-21 did not have a material impact on the Company’s financial position or results of operations.

In August 2010, the FASB issued ASU No. 2010-22, Accounting for Various Topics—Technical Corrections to SEC Paragraphs.  This Update amends various SEC paragraphs and became effective upon issuance.  The adoption of ASC No. 2010-22 did not have a material impact on the Company’s financial position or results of operations.

In December 2010, the FASB issued ASU No. 2010-28, Intangibles—Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts - a consensus of the FASB Emerging Issues Task Force.  This Update amends the criteria for performing Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts and requires performing Step 2 if qualitative factors indicate that it is more likely than not that a goodwill impairment exists.  The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010.  The adoption of ASC No. 2010-28 is not expected to have a material impact on the Company’s financial statements.

In December 2010, the FASB issued ASU No. 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations.  This Update clarifies that, when presenting comparative financial statements, SEC registrants should disclose revenue and earnings of the combined entity as though the current period business combinations had occurred as of the beginning of the period only.  The Update also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.  The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010.  The adoption of ASC No. 2010-29 is not expected to have a material impact on the Company’s financial statements.

Note 4.	Accounting for Stock-Based Compensation.

As of December 31, 2010, we had four equity compensation plans: the 2011 Equity Incentive Plan (2011 Plan), the 2010 Equity Incentive Award Plan (2010 Plan), the 2008 Stock Awards and Incentive Plan (2008 Plan) and the 2004 Incentive Compensation Plan (2004 Plan, and together with the 2011 Plan, the 2010 Plan and the 2008 Plan, the Plans).  The 2011 Plan provides for stock options, stock appreciation rights, stock awards, restricted stock awards and stock units, performance shares and performance units conditioned upon meeting performance criteria, and other stock or cash-based awards.  The 2010 Plan provides for stock options, stock appreciation rights, restricted stock awards and restricted stock units, dividend equivalents, stock payment awards and other stock or cash-based awards that may be payable upon attainment of pre-established performance goals.  The 2008 Plan provides for equity awards, including stock options, stock appreciation rights, restricted stock awards, performance awards, phantom stock awards, or stock units.  The 2004 Plan provides for equity awards, including stock options and restricted stock units.  At December 31, 2010, there were approximately 20,000,000 shares available for future grants under the 2011 Plan, nine shares available for future grants under the 2010 Plan, 547,500 shares available for future grants under the 2008 Plan and 820,430 shares available for future grants under the 2004 Plan.

We measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the grant date for all awards granted under the Plans in accordance with ASC Topic 718.

Index

Image Entertainment, Inc.
Notes To Consolidated Financial Statements
(Unaudited)

Stock Options

There were 12,678,000 options granted under the 2010 Plan on November 19, 2010 at an exercise price of $0.20, which was $0.05 higher than the closing stock price of $0.15 on the date of grant.  The options are subject to performance conditions and either time-based vesting or market conditions.  As a result, we used a Monte Carlo simulation model (Monte Carlo) to determine the fair value of these stock options.  The Monte Carlo model required the input of subjective assumptions, including items such as the expected term of the options.  If factors change and we use different assumptions for estimating share-based compensation expense related to stock options, our share-based compensation expense may differ materially from that recorded in the current period.  The weighted-average grant-date fair value for options granted during the three and nine months ended December 31, 2010 was $0.09 per share.  Compensation expense relating to these stock options for the three and nine months ended December 31, 2010 was approximately $119,000.  Unrecognized stock-based compensation expense relating to these stock options of approximately $984,000 at December 31, 2010 is expected to be expensed ratably over the remaining respective vesting and derived service periods.  No options have been granted since November 19, 2010.

Option activity for the Plans for the nine months ended December 31, 2010 is summarized in the aggregate as follows:

(In thousands, except share prices)	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at April 1, 2010	1,030	$2.699	6.451
Granted	12,678	0.200	9.893
Exercised	—	—	—
Canceled	(651)	3.195	5.699
Options outstanding at December 31, 2010	13,057	$0.253	9.803	$—
Options exercisable at December 31, 2010	379	$1.841	6.793	$—

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on our closing stock price of $0.14 as of December 31, 2010, which theoretically could have been received by the option holders had all option holders exercised their options as of that date.  There were no options exercised, and thus no aggregate intrinsic value of options exercised or cash received, during the three and nine months ended December 31, 2010 and 2009.  There were no in-the-money options exercisable as of December 31, 2010 and 2009.

There was no excess tax benefit recorded for the tax deductions related to stock options during the three and nine months ended December 31, 2010 and 2009.

Restricted Stock Units

There were no restricted stock units awarded in or outstanding as of the three and nine months ended December 31, 2010 and 2009.

Restricted Stock Awards

On November 19, 2010, an aggregate of 25,790,000 shares of restricted stock awards were granted to five members of management.  The restricted shares were issued on the date of grant, but will not be transferable until their restrictions are removed.  Further, the stock awards are subject to forfeiture until certain vesting conditions are met.  We measured the fair value of the restricted stock on the date of grant based on the closing market price of our common stock, and to the extent vesting is contingent upon achieving a target market price we determined the stock’s fair valued using a Monte Carlo simulation model.  We amortize this value to stock-based compensation expense ratably over the award’s explicit service period of 4.1 years.  To the extent the awards vest before 4.1 years compensation expense will be accelerated based on actual vesting.

On September 17, 2010, an aggregate of 200,000 shares of restricted stock awards were granted to two independent directors.  The restricted shares were issued on the date of grant, but will not be transferable until their restrictions are removed.  We measured the fair value of the restricted stock on the date of grant based on the closing market price of our common stock on that day. We amortize this value to stock-based compensation expense ratably over the vesting period.  We have assumed that all of the restricted stock will ultimately vest, and therefore we have not incorporated a forfeiture rate for purposes of determining the stock-based compensation expense; however the restricted stock may be subject to forfeiture if the director terminates his or her service during the vesting period.

Index

Image Entertainment, Inc.
Notes To Consolidated Financial Statements
(Unaudited)

Compensation expense relating to these restricted stock awards for both the three and nine months ended December 31, 2010 was approximately $101,000.  Unrecognized stock-based compensation expense of approximately $3,814,000 at December 31, 2010 is expected to be expensed ratably over the remaining vesting period.  There were no restricted stock awards granted in the nine months ended December 31, 2009.

Stock-Based Compensation Valuation and Expense Information

During the nine months ended December 31, 2010, the fair value of each option award was estimated on the date of grant using Monte Carlo based on the assumptions noted in the following table.  During the nine months ended December 31, 2009, the fair value of each option award was estimated on the date of grant using a closed-form option valuation model (Black-Scholes) based on the assumptions noted in the following table.  Expected volatilities are based on implied volatilities from traded options on our stock, historical volatility of our stock and other factors. The following table represents the assumptions used in Black-Scholes and Monte Carlo models for options and restricted stock awards granted during the nine months ended December 31, 2010 and 2009:

	Nine Months Ended December 31, 2010	Nine Months Ended December 31, 2009

Risk-free interest rate	3.01%	1.68% - 1.89%
Contractual term (in years)	10 years	3.9 to 4.6 years
Expected volatility for options	98.3%	96%-103%
Vest-to-Exercise/Termination behavior (percentage of remaining contractual term once vesting has been achieved)	28%	—
Expected dividend yield	0%	0%

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

Stock-based compensation expense during both the three and nine months ended December 31, 2010 was $219,000, and during the three and nine months ended December 31, 2009 was $35,000 and $115,000, respectively.

Note 5.	Inventories.

Inventories at December 31, 2010, and March 31, 2010, are summarized as follows:

(In thousands)	December 31, 2010	March 31, 2010
Discs	$8,243	$8,208
Other (principally disc packaging components)	3,254	2,095
	11,497	10,303
Production costs, net	3,596	4,557
	15,093	14,860
Less current portion of inventories	13,687	12,659
Noncurrent inventories, principally non-recoupable production costs	$1,406	$2,201

Index

Image Entertainment, Inc.
Notes To Consolidated Financial Statements
(Unaudited)

Inventories consist primarily of finished discs (i.e., DVDs and Blu-ray discs) for sale and are stated at the lower of average cost or market.

Production costs consist of capitalized costs to produce licensed programming for domestic and international distribution and include the costs of film and tape conversion to the optical disc format, menu and packaging design, authoring, compression, mastering and the overhead of our creative services and production departments.  Non-recoupable production costs are reflected net of accumulated amortization of $12,241,000 and $12,003,000 at December 31, 2010 and March 31, 2010, respectively.

Note 6.	Revolving Credit Facility.

Our Loan and Security Agreement, as amended (Loan Agreement), with Wells Fargo Capital Finance, LLC (Wells Fargo), as successor by merger to Wachovia Capital Finance Corporation (Western), provides us with a revolving line of credit of up to $15 million (reduced from $20 million on February 1, 2011). Actual borrowing availability under the line is based upon our level of eligible accounts receivable and eligible inventory.  Eligible accounts receivable primarily includes receivables generated by domestic sales. The Loan Agreement expires on July 31, 2011.  In connection with our January 2010 sale of preferred stock to affiliates of JH Partners, LLC (JH Transaction), these investors provided to Wells Fargo a $5.0 million irrevocable standby letter of credit through August 6, 2011 as credit support for our revolving line of credit.

Borrowings bear interest at either the Prime Rate (3.25% at December 31, 2010) plus up to 1.5% or, at our option, LIBOR (three month LIBOR – 0.3% at December 31, 2010) plus up to 4.0%, subject to minimum borrowing levels. The level of interest rate margin to Prime Rate or LIBOR is dependent upon our future financial performance as measured by earnings before interest, taxes, depreciation and amortization, as defined in the Loan Agreement (EBITDA).

We are required to maintain a minimum fixed-charge coverage ratio of 1.1 to 1.0 measured at the end of each month on a fiscal year-to-date basis.  If we maintain minimum borrowing availability equal to, or greater than, $1.5 million, our fixed-charge coverage ratio is not tested.  At December 31, 2010, we were not tested for such covenant compliance because we had availability in excess of the required $1.5 million minimum.  Had we been tested, our EBITDA would have resulted in a fixed-charge coverage ratio more than the required 1.1 to 1.0. At December 31, 2010, our borrowing availability was $4.8 million ($6.3 million based upon eligible accounts receivable and inventory less the $1.5 million minimum requirement).

Additionally, our credit facility states that a material adverse change in our business, assets or prospects would be considered an “event of default.”  If we are unable to comply with the covenants, or satisfy the financial ratio and other tests, or should an event of default occur, as determined and invoked by Wells Fargo, a default may occur under our credit facility.  Unless we are able to negotiate an amendment, forbearance or waiver with Wells Fargo, we could be required to repay all amounts then outstanding, which could have a material adverse effect on our liquidity, business, results of operations and financial condition.  As of February 2, 2011, we were in compliance with all financial and operating covenants under the Loan Agreement.

At December 31, 2010, we had $6.1 million outstanding under the revolving line of credit.

The Loan Agreement contains an early termination fee of 0.75% based upon the maximum facility amount of $15 million, if terminated within the term.  The Loan Agreement also imposes restrictions on such items as encumbrances and liens, payment of dividends, incurrence of other indebtedness, stock repurchases and capital expenditures and requires us to comply with minimum financial and operating covenants.  Under the terms of our Series B Preferred Stock, we are required to accrue dividends at a rate of 12% per year.  These dividends are accrued, but may not be paid without Wells Fargo’s approval.  Any outstanding borrowings are secured by our assets.

On November 3, 2010, we entered into the Ninth Amendment with Wells Fargo.  Among other modifications, the amendment permits us to borrow against the receivables and inventory value of our subsidiary, Image/Madacy Home Entertainment, LLC, in amounts not to exceed in the aggregate $4 million, subject to such lesser amount that may be available under our borrowing base.

Index

Image Entertainment, Inc.
Notes To Consolidated Financial Statements
(Unaudited)

Note 7.	Long-Term Debt.

New Distribution Services and License Agreement and Related Advance

On August 23, 2010, we signed a three-year Distribution Services and License Agreement with Sony Pictures Home Entertainment Inc. (SPHE), to act as exclusive manufacturer to meet the Company’s DVD requirements, including Blu-ray Disc high-definition format, and to provide related distribution and other logistics services in exchange for certain fees. On September 8, 2010, an interest-free $2.5 million advance against future replication from SPHE, to be repaid at $0.15 per disc manufactured until the advance is repaid, and a $750,000 non-recoupable advance were received from SPHE and were used to reduce then-outstanding borrowings under our Wells Fargo Capital Finance (Wells Fargo) revolving line of credit facility. Both advances (non-recoupable for the first year only and recoupable) are subordinated to all obligations outstanding to Wells Fargo under the Company’s Loan and Security Agreement, as amended. Until the advance is repaid, SPHE will have a security interest in all the Company’s assets in second position behind Wells Fargo. Within the first year of the SPHE agreement, the unrecouped portion of both the recoupable and non-recoupable advances are fully refundable to SPHE upon termination under the terms and conditions of the SPHE agreement.  The non-recoupable advance was used to pay the fee incurred for terminating our arrangement with our former replicator.  Given the progress we have made with the transition, it is probable that none of the termination conditions will be triggered within the first year and, therefore the termination fee was offset by the non-recoupable advance resulting in a net zero impact to cost of sales. After the first year, only the unrecouped portion of the recoupable advance is refundable.

As the $2.5 million recoupable advance is non-interest bearing, we imputed and recorded a debt discount of $218,000 based upon a three-year loan interest rate of 5.5%.  Amortization of the debt discount was a noncash interest expense and totaled $33,000 for the three and nine months ended December 31, 2010.  The deferred manufacturing credit was classified in long-term debt, net of current portion, after manufacturing commenced in October 2010.  We amortized the deferred manufacturing credit as a reduction to inventory purchase cost based upon actual discs manufactured by SPHE.  Amortization of the deferred manufacturing credit, included as a component of cost of sales, totaled $4,000 for the three and nine months ended December 31, 2010.

Effective August 31, 2010, we entered into an amendment to the Replication Services Agreement and Security Agreement between Sony DADC US Inc. (Sony DADC) and Madacy Entertainment LP, which included execution of the Guarantee Agreement dated August 31, 2010 by Image in favor of Sony DADC, guarantying all of the obligations of IMHE to Sony DADC pursuant to the Replication Services Agreement and Security Agreement.  The obligations under the Replication Services Agreement include, without limitation, the repayment of a $2 million advance to Sony DADC pursuant to the terms and conditions of such agreement.  The $2 million advance is to be repaid at $0.10 per IMHE disc manufactured until the advance is repaid.  As the obligation is non-interest bearing, we have imputed and recorded a debt discount of $174,000 to the $2 million advance based upon a three-year loan interest rate of 5.5%.  Amortization of the debt discount was a noncash interest expense and totaled $27,000 for the three and nine months ended December 31, 2010.

In connection with the purchase of Madacy Home Video, Madacy’s distribution agreement with MMS-Millennium Media Services was assigned to IMHE for distribution of the IMHE products.

Long-term debt at December 31, 2010, and March 31, 2010, consisted of the following:

(In thousands)	December 31, 2010	March 31, 2010
Subordinated manufacturing advance obligation, less debt discount of $332	$3,988	$—
Current portion of long-term debt, less debt discount of $193	1,853	—
Long-term debt less current portion, less debt discount	$2,135	$—

Index

Image Entertainment, Inc.
Notes To Consolidated Financial Statements
(Unaudited)

Note 8.	Stock Warrant and Purchase Rights Liability.

Derivative Liabilities – Stock Warrant and Purchase Rights

We currently do not use hedging contracts to manage the risk of our overall exposure to interest rate and foreign currency changes. The derivative liabilities described below are not hedging instruments.

Stock Warrant

In August 2006, we issued to Portside Growth and Opportunity Fund a senior convertible note and a related warrant.  The senior convertible note was paid in full in January 2010.  Portside was issued a five-year warrant to purchase 1,000,000 shares of our common stock at an exercise price of $4.25 per share.  In the event of a change of control, the warrant may be settled in cash using the Black-Scholes model in accordance with the underlying terms contained in the warrant agreement.  The JH Transaction triggered the antidilution provisions contained in the warrant.  As a result, the warrant is now exercisable for 8,018,868 shares of our common stock at an exercise price of $0.53 per share.  Included in the derivative liability amounts reported for the quarter ended December 31, 2009 below are embedded derivatives related to the senior convertible note, including redemption rights associated with a change of control transaction, principal prepayment and forced conversion provisions linked to our share price.  The embedded derivatives were eliminated upon repayment of the note in January 2010.  The initial fair value of the warrant liability was determined by using the Black-Scholes valuation method as of August 30, 2006.  For each subsequent reporting period, the fair value of the warrant was determined by using the Black-Scholes valuation method as of the end of such reporting period.  The assumptions used included the closing price of our common stock on the valuation date, the strike price of the warrant, the risk-free rate equivalent to the U.S. Treasury maturities, the historical volatility of our common stock and the remaining term of the warrant. The assumptions used as of December 31, 2010 and March 31, 2010 are as follows:

	Three Months Ended December 31, 2010	Fiscal Year Ended March 31, 2010

Risk-free interest rate	0.24%	0.66
Expected term (in years)	0.66 years	1.42 years
Expected volatility	173.70	162.37

The fair value of the warrant was $247,000 at December 31, 2010 and $905,000 at March 31, 2010.  The change in fair value of $199,000 and $658,000 during the three and nine months ended December 31, 2010, respectively, was recorded as a component of other income.

Purchase Rights

In connection with the JH Transaction, purchase rights were granted to purchase an additional 7,400 shares of Series B preferred and 66,163.4 shares of Series C convertible preferred for an aggregate purchase price of $7.4 million, divided into two equal tranches (Purchase Rights). These Purchase Rights were classified as liabilities (due to the existence of events outside of the Company’s control that give rise to the possibility for ultimate settlement by a transfer of assets or cash) and have been recorded as a component of current liabilities.  The tranches were exercisable in whole or in part and in one or more instances.  The first tranche was exercisable within 120 days after the January 8, 2010 transaction date and the second tranche was exercisable within 360 days after the January 8, 2010 transaction date.  During the nine months ended December 31, 2010, the Purchase Right expired with respect to the initial tranche of 3,700 shares of Series B preferred and 33,081.7 shares of Series C convertible preferred.  The remaining Purchase Right tranche expired on January 3, 2011.  We performed a valuation of the fair value of the Series B preferred and Series C convertible preferred price per share and exercise price at December 31, 2010 and March 31, 2010.  The fair value of the Purchase Rights liability was determined by using the Black-Scholes option pricing model based on the following inputs:

Index

Image Entertainment, Inc.
Notes To Consolidated Financial Statements
(Unaudited)

	December 31, 2010	March 31, 2010

Series B preferred price per share	$364.54	$313.89
Series C convertible preferred price per share	$71.07	$59.15
Series B preferred exercise price per share	$287.58	$372.47
Series C convertible preferred exercise price per share	$61.75	$70.19
Risk-free interest rate	0.07%	0.2%-0.4%
Expected term (in years)	0.01 years	0.08-0.75 years
Expected volatility for purchase rights	135.8%	120%-150%
Expected dividend yield	0%-12%	0%-12%

The fair value of the Purchase Rights was $18,000 at December 31, 2010 and $1,538,000 at March 31, 2010.  The change in fair value of $1,091,000 and $1,520,000 during the three and nine months ended December 31, 2010, respectively, was recorded as a component of other income.  We include these Purchase Rights in the tables below within Stock Warrant Liabilities.

In accordance with ASC 820, “Fair Value Measurements and Disclosures,” the fair values of the stock warrant and purchase rights are adjusted to their fair value at the end of each reporting period, with liability increases and decreases recorded as other income or expense during the reporting period.  The fair value of the stock warrant, shown in the table below under Level 2, is estimated by using the Black-Scholes pricing model, in which the inputs are consistently applied and reflect the contractual terms of the warrant, including the period to maturity, and market-based parameters such as interest rates, and volatility.  This model does not contain a high level of subjectivity as the valuation techniques used do not require significant judgment, and inputs thereto are readily observable from actively quoted markets.  The fair values of the purchase rights, shown in the table below under Level 3, are estimated by using different pricing models, in which some of the inputs to those models are based on readily observable market parameters and some inputs require valuation techniques using subjectivity and judgment.

At December 31, 2010, the stock warrant and purchase rights liability was classified as current liabilities on the balance sheet. At March 31, 2010, the stock warrant and purchase rights liability was classified as other long-term liabilities on the balance sheet.  For this presentation, the stock warrant liability and purchase rights liabilities are included together in stock warrant liabilities.  Included in the table below is the change in fair value recorded for the warrant, purchase rights and embedded derivatives as a component of other income during the nine months ended December 31, 2010 and 2009.

(In thousands)	Stock Warrant Liabilities	Embedded Derivatives Liability
Balance, March 31, 2009	$550	$1,555
Change in fair value	(508)	479
Gain on extinguishment of debt	—	(1,018)
Balance, December 31, 2009	$42	$1,016

Balance, March 31, 2010	$2,442	$—
Change in fair value	(2,177)	—
Balance, December 31, 2010	$265	$—

In accordance with ASC 820, the following table represents our fair value hierarchy for our financial liabilities measured at fair value on a recurring basis as of December 31, 2010 and March 31, 2010. There were no financial assets subject to the provisions of ASC 820 as of December 31, 2010 and March 31, 2010.

(In thousands)	Level 1	Level 2	Level 3	Total
Derivative liabilities:
Stock warrant and purchase rights as of December 31, 2010	$—	$247	$18	$265
Stock warrant and purchase rights as of March 31, 2010	$—	$904	$1,538	$2,442

During the nine months ended December 31, 2010 and 2009, other income related to the fluctuation in the fair value of the warrant and purchase rights was recorded as non-operating income included as a component of other income in the accompanying consolidated statements of operations.  The related accrued warrant and purchase rights liability together totaled $265,000 and $2,442,000 at December 31, 2010 and March 31, 2010, respectively, and is included as a component of current liabilities and other long-term liabilities, respectively, in the consolidated balance sheets.

Index

Image Entertainment, Inc.
Notes To Consolidated Financial Statements
(Unaudited)

Note 9.	Net Income (Loss) per Share Data.

The following presents a reconciliation of the numerators and denominators used in computing basic and diluted net income (loss) per share for the three and nine months ended December 31, 2010 and 2009:

	Three months ended December 31,		Nine months ended December 31,
(In thousands, except per share data)	2010	2009	2010	2009

Net income (loss) – basic and diluted numerator	$2,192	$(2,061)	$1,320	$(6,705)
Less: dividend on Series B preferred stock	804	—	2,240	—
Net income (loss) applicable to common shareholders	$1,388	$(2,061)	$(920)	$(6,705)
Weighted average common shares outstanding – basic and diluted denominator	135,414	21,856	62,587	21,856
Net income (loss) per share – basic and diluted	$0.01	$(0.09)	$(0.01)	$(0.31)

Outstanding common stock options and warrants not included in the computation of diluted net income (loss) per share for the three and nine months ended December 31, 2010 totaled 21,076,354.  Outstanding common stock options and warrants not included in the computation of diluted net loss per share for the three and nine months ended December 31, 2009 totaled 2,249,000.  They were excluded as their effect would be antidilutive.

On November 18, 2010, our authorized number of shares of common stock was increased from 100,000,000 to 500,000,000 which allowed for the conversion in full of the outstanding shares of Series C convertible preferred stock, each of which converted into 1,000 shares of common stock.  The Company’s 202,066.6 outstanding shares of Series C convertible preferred stock converted into 202,066,600 shares of common stock.

Note 10.	Other Income.

Other income of $1,289,000 for the three months ended December 31, 2010 included:
•	$1,289,000 in noncash income resulting from the change in fair value of the warrant and purchase rights.

Other income of $362,000 for the three months ended December 31, 2009 included:
•	$362,000 in noncash income resulting from the change in fair value of the warrant and embedded derivatives.

Other income of $2,195,000 for the nine months ended December 31, 2010 includes:
•	$2,177,000 in noncash income resulting from the change in fair value of the warrant and purchase rights.

Other income of $1,498,000 for the nine months ended December 31, 2009 includes:
•	$1,469,000 in business interruption fees in connection with a merger agreement terminated in April 2009; and
•	$29,000 in noncash income resulting from the change in fair value of the warrant and embedded derivatives.

Note 11.	Segment Information.

In accordance with the requirements of ASC Topic 280, Segment Reporting, selected financial information regarding our three reportable business segments, domestic, digital and international, are presented below.  Domestic wholesale distribution of home entertainment programming on DVD and Blu-ray accounted for approximately 94% and 91% of our net revenue for the three and nine months ended December 31, 2010, respectively, and 98% and 94% of our net revenue for the three and nine months ended December 31, 2009, respectively.  Management evaluates segment performance based primarily on net revenues, operating costs and expenses and earnings (loss) before income taxes.  Interest income and expense is evaluated on a consolidated basis and not allocated to our business segments.

Index

Image Entertainment, Inc.
Notes To Consolidated Financial Statements
(Unaudited)

For the Three Months Ended December 31, 2010:

	2010
(In thousands)	Domestic	Digital	International	Consolidated
Net revenues	$26,451	$1,125	$93	$27,669
Operating costs and expenses	25,322	886	137	26,345
Income (loss) from operations	1,129	239	(44)	1,324
Other income	974	—	—	974
Income (loss) before income taxes	$2,103	$239	$(44)	$2,298

For the Three Months Ended December 31, 2009:

	2009
(In thousands)	Domestic	Digital	International	Consolidated
Net revenues	$23,372	$1,311	$439	$25,122
Operating costs and expenses	25,579	881	468	26,928
Income (loss) from operations	(2,207)	430	(29)	(1,806)
Other expense	(232)	—	—	(232)
Income (loss) before income taxes	$(2,439)	$430	$(29)	$(2,038)

For the Nine Months Ended December 31, 2010:

	2010
(In thousands)	Domestic	Digital	International	Consolidated
Net revenues	$58,769	$3,856	$676	$63,301
Operating costs and expenses	59,987	2,784	647	63,418
Income (loss) from operations	(1,218)	1,072	29	(117)
Other income	1,574	—	—	1,574
Income before income taxes	$356	$1,072	$29	$1,457

For the Nine Months Ended December 31, 2009:

	2009
(In thousands)	Domestic	Digital	International	Consolidated
Net revenues	$74,445	$3,041	$1,160	$78,646
Operating costs and expenses	79,345	2,167	1,275	82,787
Income (loss) from operations	(4,900)	874	(115)	(4,141)
Other expense	(2,512)	—	—	(2,512)
Income (loss) before income taxes	$(7,412)	$874	$(115)	$(6,653)

Note 12.	Related Party Transactions.

Employment and Consulting Agreements

On April 14, 2010, we entered into employment agreements with Messrs. Green (our Chief Executive Officer and Chairman of the Board) and Avagliano (our Chief Operating Officer and Chief Financial Officer) and a consulting agreement with Mr. Hyde (our Vice Chairman) and his wholly owned consulting business, Producers Sales Organization.  Each agreement has an initial three-year term and, subject to advance-notice termination, renews automatically for successive one-year terms.  These employment and consulting agreements, which were amended on July 12, 2010, each provide for, among other things, an annual base salary or consulting fee, as applicable, of $300,000, cash bonus eligibility, stock options and restricted stock awards, severance benefits, reimbursement of commuting and relocation expenses, and certain tax gross-up payments. The stock options and restricted stock awards were granted on November 19, 2010.  See above “Note 4.  Accounting for Stock-Based Compensation” for further discussion.

Index

Image Entertainment, Inc.
Notes To Consolidated Financial Statements
(Unaudited)

Stockholders’ Agreement

On April 14, 2010, the Company entered into a Stockholders’ Agreement (Stockholders’ Agreement) with JH Evergreen, JH Investment III, JH Investment GP Fund (together with JH Evergreen and JH Investment III, the JH Stockholders), Messrs. Green and Avagliano, Producers Sales, and Ray Gagnon, an executive of the Company (together with Messrs. Green and Avagliano and Producers Sales, the Management Stockholders, and the Management Stockholders and JH Stockholders collectively, the Stockholders). In addition to imposing customary transfer restrictions on Company capital stock held by the Stockholders, the Stockholders’ Agreement includes agreements among the Stockholders regarding tag-along rights, drag-along rights, and approval of a new equity incentive plan pursuant to which the Management Stockholders received stock options and restricted stock awards.  In addition, the Stockholders’ Agreement gives the Company a call option on capital stock and vested options held by each of the Management Stockholders, exercisable within 90 days of the termination of employment or consulting engagement of the Management Stockholder.  The exercise price of the call option is based on the fair market value of the underlying shares at the time of exercise, except in the case of termination for “cause,” in which case shares underlying equity compensation awards may be purchased at the original acquisition price, if lower.

The Stockholders’ Agreement was entered into in connection with the April 14, 2010 purchase by the Management Stockholders of an aggregate of 2,300 shares of the Company’s Series B preferred stock and 20,564.3 shares of Series C convertible preferred stock from the JH Stockholders.  In connection with such purchase, the Management Stockholders also became parties to the January 2010 Registration Rights Agreement.

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

You should read the following discussion and analysis in conjunction with our consolidated financial statements and related footnotes included in Item 1 of this Quarterly Report and with our audited consolidated financial statements and notes thereto, and with the information under the headings entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” in our Amendment No. 1 to Annual Report on Form 10-K/A as well as in Part II, Item 1A. “Risk Factors” of this Quarterly Report and in Part II, Item 1A. “Risk Factors” of our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2010, filed on November 15, 2010.

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

Index

Third Quarter Fiscal 2011 Highlights

•
Net revenues increased 10.1% to $27,669,000 for the three months ended December 31, 2010, compared with net revenues of $25,122,000 for the three months ended December 31, 2009.  The increase in revenues was primarily due to stronger catalog performance and the inclusion of results for Madacy Home Video partially offset by a weaker new release schedule as compared to the same period in the prior year. Our primary formats are highlighted below:

o	Domestic DVD revenues decreased 3.7% to $19.0 million for the three months ended December 31, 2010, from $19.7 million for the three months ended December 31, 2009.
o	Domestic Blu-ray revenues increased 85.3% to $5.7 million for the three months ended December 31, 2010, from $3.1 million for the three months ended December 31, 2009.
o	Digital distribution revenues decreased 14.2% to $1.1 million for the three months ended December 31, 2010, from $1.3 million for the three months ended December 31, 2009.
o	Broadcast revenues increased 95.3% to $1.1 million for the three months ended December 31, 2010, from $572,000 for the three months ended December 31, 2009.

•
Gross margins as a percentage of net revenues were 23.1% for the three months ended December 31, 2010, compared to 16.2% for the three months ended December 31, 2009, primarily due to the increased sales of higher margin Blu-ray catalog product.

•
Selling expenses approximated 6.8% of net revenues for the three months ended December 31, 2010, down from 9.7% of net revenues for the three months ended December 31, 2009, primarily due to reduced advertising and promotional expenditures on new release product as well as reduced personnel costs.

•
General and administrative expenses decreased 6.8% to $3,193,000 for the three months ended December 31, 2010, from $3,426,000, for the three months ended December 31, 2009, primarily due to reduced personnel costs.

•
Income from operations was $1,324,000 for the three months ended December 31, 2010, compared to loss from operations of $1,806,000, for the three months ended December 31, 2009.  The increase in income from operations was as a result of the higher catalog sales coupled with reduced personnel costs.

•
Other income was $1,289,000 for the three months ended December 31, 2010, compared to $362,000 for the three months ended December 31, 2009, primarily due to the change in fair value of our warrant, purchase rights and derivative instruments.

•
Net income applicable to common shareholders increased to $1,388,000 ($0.01 per basic and diluted share) for the three months ended December 31, 2010, compared to a net loss of $2,061,000 ($0.09 per basic and diluted share) for the three months ended December 31, 2009.

The highlights above are intended to identify some of our more significant events and transactions during the quarter ended December 31, 2010.  However, these highlights are not intended to be a full discussion of our results for the quarter.  These highlights should be read in conjunction with the following discussion of “Results of Operations” and “Liquidity and Capital Resources” and with, among other things, our unaudited consolidated financial statements and notes thereto accompanying this Quarterly Report.

Index

Recent Events

Purchase of Madacy Home Video

On September 7, 2010 (the Closing), we and our wholly-owned subsidiary Image/Madacy Home Entertainment, LLC (IMHE) executed an Asset Purchase Agreement with the effective date of August 31, 2010 (Purchase Agreement) with Madacy Entertainment, LP (Seller) and Madacy Entertainment US, Inc. (Madacy US).  Pursuant to the Purchase Agreement, IMHE purchased Seller’s home video division, consisting of certain DVD inventory, content advances and certain other assets, including the trade name “Madacy Home Video” (collectively, the Home Video Division).  Pursuant to a Sublicense Agreement also executed on September 7, 2010 with an effective date of August 31, 2010 (Sublicense Agreement), IMHE exclusively sublicensed all of Madacy US’ rights to content for distribution (the Rights).

The Madacy transaction provides us a well-established, retail-supported platform for distribution of promotional, budget priced products in the United States and Canada.  In addition, we are able to further mine our substantial content library in developing new multi-disc product releases utilizing Madacy's unique packaging design and its dedicated retail shelf space.

The purchase price for the above transactions included: (i) a cash payment of $839,000, net of a working capital adjustment of $36,000, which was paid on September 8, 2010; (ii) the commitment to make an additional payment of $205,000, net of a working capital adjustment of $75,000, which was paid on October 25, 2010; (iii) the commitment to make an additional payment of $100,000 ($97,000 after discounting to the present value) on or before April 5, 2011; (iv) the issuance of 940,070 shares of unregistered Image common stock valued at $200,000 (contractually based on the average closing price for 20 trading days ending immediately before the third trading day before the effective date of the Purchase Agreement, which approximates fair value); (v) a 30% limited liability membership interest in IMHE (IMHE Noncontrolling Interest); (vi) the assumption of Seller’s obligations by IMHE under (1) the Replication Services Agreement (Replication Services Agreement) dated July 28, 2010 with the effective date of July 1, 2010 between Sony DADC US Inc. (Sony DADC) and Seller; (2) the Security Agreement (Security Agreement) dated June 1, 2010 between Sony DADC and Seller; and (vii) the execution of a Guarantee Agreement (Guarantee Agreement) dated August 31, 2010 by Image in favor of Sony DADC, guarantying all of the obligations of IMHE to Sony DADC pursuant to the Replication Services Agreement and Security Agreement.  The obligations under the Replication Services Agreement include, without limitation, the repayment of a $2 million advance ($1,826,000 net of a discount of $174,000) to Sony DADC pursuant to the terms and conditions of such agreement.  The $2 million advance is to be repaid at $0.10 per IMHE disc manufactured until the advance is repaid.

The purchase price is subject to adjustment based on actual closing balances of inventory and content advances, and such adjustments were determined post-closing.  The IMHE Noncontrolling Interest is subject to a right of repurchase by us on August 31, 2013 at a repurchase price calculated as the product of 2.25 times the operating income for four consecutive fiscal quarters ending on or prior to the repurchase date, as determined in accordance with the terms of the Operating Agreement executed on September 7, 2010 with an effective date of August 31, 2010 (Operating Agreement), multiplied by the IMHE Noncontrolling Interest.  If we do not repurchase the IMHE Noncontrolling Interest on August 31, 2013, then we are required to repurchase such interest on August 31, 2014 at a repurchase price calculated as the product of 2.75 times the operating income for four consecutive fiscal quarters ending on or prior to the repurchase date, as determined in accordance with the terms of the Operating Agreement.  If we undergo a change of control on or prior to August 31, 2013, Seller may opt to have Image repurchase the IMHE Noncontrolling Interest substantially based on the formula for a repurchase at August 31, 2013.  In connection with the repurchase of the IMHE Noncontrolling Interest, the Sublicense Agreement will terminate and Madacy US will transfer all of its ownership right, title and interest in and to the Rights to IMHE, as such Rights are added to or terminated (with IMHE’s consent) during the period between August 31, 2010 and the date of our repurchase of the IMHE Noncontrolling Interest.

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

Index

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

The SPHE agreement provides us several significant advantages, including:

o	significant reduction in replication costs, particularly as related to Blu-ray manufacturing;

o	ability to sell directly to key accounts such as Walmart, Best Buy and Price-Costco, providing incremental revenues, higher gross margin and ability to better manage retail inventories;

o	ability to access Sony's extensive Scan-Based Trading network that features product placement in over 20,000 drug and grocery outlets; and

o
a sub-license agreement that provides us the ability to market and distribute 60 titles previously distributed by Sony, including releases such as Sydney Pollack's Absence of Malice (starring Paul Newman and Sally Field), ...And Justice For All (directed by Norman Jewison and starring Al Pacino), and Adaptation (directed by Spike Jonze, starring Nicolas Cage, Meryl Streep and Chris Cooper).

Results of Operations

Our consolidated financial information for the three and nine months ended December 31, 2010 should be read in conjunction with our consolidated financial statements and the notes thereto for such periods and for the fiscal year ended March 31, 2010 and the section entitled “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Amendment No. 1 to Annual Report on Form 10-K/A filed on July 29, 2010.

Net Revenues

The following table presents consolidated net revenues by reportable business segment for the three and nine months ended December 31, 2010 and 2009, respectively:

	Three Months Ended December 31,			Nine Months Ended December 31,
	2010	2009	% Change	2010	2009	% Change
	(in thousands)			(in thousands)
Net revenues
Domestic	$26,451	$23,372	13.2%	$58,769	$74,445	(21.1)%
Digital	1,125	1,311	(14.2)	3,856	3,041	26.8
International	93	439	(78.8)	676	1,160	(41.7)
Consolidated	$27,669	$25,122	10.1%	$63,301	$78,646	(19.5)%

Index

Domestic Revenues.  Our domestic net revenues increased by 13.2% for the three months ended December 31, 2010, compared to the same period in 2009 primarily as a result of a the increased acceptance of higher-priced Blu-ray discs, stronger catalog performance and the inclusion of results for Madacy Home Video partially offset by a weaker new release schedule.  Domestic net revenues decreased 21.1% for the nine months ended December 31, 2010, primarily as a result of a weaker new release schedule compared to the same period in 2009. Furthermore, levels of returned product increased in the three months ended September 30, 2010 as we began transitioning our distribution strategy from using wholesalers to direct relationships with both Walmart and Best Buy.  This transition caused certain wholesalers to return inventory they will no longer distribute. We do not expect any further inventory returns from wholesalers as a result of this transition.

Although our more successful 2010 holiday selling season may indicate a more positive economic outlook, many of our retail customers continue to purchase conservatively, conserving cash and reducing their inventories by purchasing less, taking all available credits and returning stock.  This impacted both our new release and catalogue net revenues for the three and nine months ended December 31, 2010.

Our best-selling new releases for the three months ended December 31, 2010 as compared to the same period in 2009 were:

December 2010 Quarter	December 2009 Quarter

16 Wishes (starring Debby Ryan, Jean-Luc Bilodeau)	The Other Man (starring Antonio Banderas, Liam Neeson, Laura Linney)
Night of the Hunter (Criterion)	American Violet (starring Nicole Beharie, Alfre Woodard)
Paths of Glory (Criterion)	Wings of Desire (Criterion)
House (Criterion)	Gomorrah (Criterion)
Antichrist (Criterion)	AK 100: 25 Films by Akira Kurosawa (Criterion)
Modern Times (Criterion)	Artie Lange: Jack and Coke
Sondheim: The Birthday Concert	Franklyn (starring Eva Green, Ryan Phillippe)
Darjeeling Limited (Criterion)	Golden Age of Television
Cronos (Criterion)	2 Turntables & a Microphone: The Life and Death of Jam Master Jay
Tapout: The Complete Series (MMA)
The Magician (Criterion)

Digital Revenues.  Digital revenues decreased 14.2% for the three months ended December 31, 2010 compared to the same period in 2009, primarily as a result of the change in agreement terms which are moving toward revenue sharing over the life of the agreement as compared to a fixed price.  Digital revenues increased 26.8% for the nine months ended December 31, 2010, primarily as a result of increased acceptance of the digital format compared to the same period in 2009.

International Revenue.  International revenues decreased 78.8% and 41.7% for the three and nine months ended December 31, 2010, respectively, compared to the same periods in 2009 primarily as a result of weaker new releases of music-related product.

Cost of Sales and Gross Margins

The following table presents consolidated cost of sales by reportable business segment and as a percentage of related net revenues for the three and nine months ended December 31, 2010 and 2009, respectively:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Cost of sales:
Domestic	$20,365	$19,936	$46,019	$59,405
Digital	818	750	2,583	1,794
International	100	373	536	1,006
Consolidated	$21,283	$21,059	$49,138	$62,205

As a percentage of segment net revenues:			Difference			Difference
Domestic	77.0%	85.3%	(8.3)%	78.3%	79.8%	(1.5)%
Digital	72.7	57.2	15.5	67.0	59.0	8.0
International	107.5	85.0	22.5	79.3	86.7	(7.4)
Consolidated	76.9%	83.8%	(6.9)%	77.6%	79.1%	(1.5)%

Index

Our consolidated cost of sales for the three and nine months ended December 31, 2010 were 76.9% and 77.6% of net revenues, respectively, compared to 83.8% and 79.1% of net revenues, for the three and nine months ended December 31, 2009, respectively.  Accordingly, our consolidated gross margins for the three and nine months ended December 31, 2010 were 23.1% and 22.4% of net revenues, respectively, compared to 16.2% and 20.9% for the three and nine months ended December 31, 2009, respectively.

Domestic Gross Margins.  Items affecting our domestic gross margins include:

•	the sales mix of individual titles (each of our exclusive agreements has differing terms);
•	the strength of a title’s sales performance;
•	the selling price of a title;
•	the replication and distribution costs; and
•	third-party net profit participations, specifically the royalty rates, distribution fees retained and profit splits inherent in the agreements.

Domestic segment gross margin as a percentage of segment net revenues for the three months ended December 31, 2010, increased 8.3%, to 23.0%, from 14.7% for the three months ended December 31, 2009.  The factors contributing to this increase in gross margin percentage follows:

10.8%	Product and format mix resulting in higher margins
2.8	Lower pricing discounts and market development funds provided customers
(2.1)	Higher freight and fulfillment expenses
(3.2)	Higher fixed amortization of production costs
8.3%	Increase in gross margin

Domestic segment gross margin as a percentage of segment net revenues for the nine months ended December 31, 2010, increased 1.5% to 21.7%, from 20.2% for the nine months ended December 31, 2009.  The factors contributing to this increase in gross margin percentage follows:

9.6%	Product and format mix resulting in higher margins
(1.9)	Higher freight and fulfillment expenses
(2.8)	Higher pricing discounts and market development funds provided customers
(3.4)	Higher fixed amortization of production costs
1.5%	Increase in gross margin

Digital Gross Margins.  We experienced lower gross margins for the digital segment of 27.3% for the three months ended December 31, 2010, compared to 42.8% for the three months ended December 31, 2009 and 33.0%, for the nine months ended December 31, 2010 as compared to 41.0%, for the nine months ended December 31, 2009.  Product sales mix contributed to the digital gross margin decrease for the periods.

International Gross Margins.  Gross margins for the international segment decreased to (7.5)% for the three months ended December 31, 2010, from 15.0% for the three months ended December 31, 2009, primarily as a result of lower revenues spread over fixed costs.  For the nine months ended December 31, 2010, gross margins increased to 20.7%, from 13.3% for the nine months ended December 31, 2009.  The mix of programming sold during the nine months ended December 31, 2010 was more favorable, in terms of gross margins recognized, than that of the prior year period.

Index

Selling Expenses

The following table presents consolidated selling expenses by reportable business segment and as a percentage of related net revenues for the three and nine months ended December 31, 2010 and 2009, respectively:

	Three Months Ended December 31,			Nine Months Ended December 31,
	2010	2009	% Change	2010	2009	% Change
	(in thousands)			(in thousands)
Selling expenses:
Domestic	$1,768	$2,294	(22.9)%	$4,321	$8,950	(51.7)%
Digital	66	59	11.9	193	157	22.9
International	35	90	(61.1)	104	253	(59.3)
Consolidated	$1,869	$2,443	(24.1)%	$4,618	$9,360	(50.8)%

As a percentage of segment net revenues:			Difference			Difference
Domestic	6.7%	9.8%	(3.1)%	7.4%	12.0%	(4.6)%
Digital	5.9	4.5	1.4	5.0	5.2	(0.2)
International	37.6	20.5	17.1	15.4	21.8	(6.4)
Consolidated	6.8%	9.7%	(2.9)%	7.3%	11.9%	(4.6)%

Domestic Selling Expenses.  The change in domestic selling expenses for the three months ended December 31, 2010 was primarily due to lower advertising costs as well as lower personnel costs as compared to the prior year period.  The decrease in domestic selling expenses for the nine months ended December 31, 2010 was primarily due to the restructuring and cost reduction initiative that commenced early in 2010 as well as lower advertising costs compared to the prior year period.  The increased expenses incurred during the nine months ended December 31, 2009 related to the May 2009 limited theatrical release of our feature film Management, starring Jennifer Aniston, Steve Zahn and Woody Harrelson. Advertising and other costs expensed during the nine months ended December 31, 2009 related to the theatrical release of Management totaled $1.9 million, or 2.5% of domestic net revenues.

Digital Selling Expenses.  The increase in digital selling expenses for the three and nine months ended December 31, 2010 was a result of higher infrastructure costs to manage the growing number of customers entering the digital space as compared to the prior year periods.

International Selling Expenses.  The decrease in international selling expenses for the three and nine months ended December 31, 2010 was a result of the strategic realignment of our operations.  We have reduced personnel specifically allocated to our international operations, therefore reducing the costs of this segment.

General and Administrative Expenses

The following table presents consolidated general and administrative expenses by reportable business segment and as a percentage of related net revenues for the three and nine months ended December 31, 2010 and 2009, respectively:

	Three Months Ended December 31,			Nine Months Ended December 31,
	2010	2009	% Change	2010	2009	% Change
	(in thousands)			(in thousands)
General and administrative expenses:
Domestic	$3,190	$3,349	(4.7)%	$9,647	$10,990	(12.2)%
Digital	2	72	(97.2)	8	216	(96.3)
International	1	5	(80.0)	7	16	(56.3)
Consolidated	$3,193	$3,426	(6.8)%	$9,662	$11,222	(13.9)%

As a percentage of segment net revenues:			Difference			Difference
Domestic	12.1%	14.3%	(2.2)%	16.4%	14.8%	1.6%
Digital	0.2	5.5	(5.3)	0.2	7.1	(6.9)
International	1.1	1.1	(0.0)	1.0	1.4	(0.4)
Consolidated	11.5%	13.6%	(2.1)%	15.3%	14.3%	1.0%

Domestic General and Administrative Expenses.  The decrease in domestic general and administrative expenses for the three months ended December 31, 2010 compared to the three months ended December 31, 2009 was due to reduced personnel costs and recovery of accounts receivable balances previously written off partially offset by slightly higher legal fees and amortization of intangible assets related to the Madacy transaction.  The decrease in domestic general and administrative expenses for the nine months ended December 31, 2010 compared to the nine months ended December 31, 2009 was due to reduced personnel costs, rent expense, investment banking and Board of Directors fees partially offset by higher legal fees associated with various transactions, including Madacy and SPHE, and amortization of intangible assets related to the Madacy transaction.

Index

Digital and International General and Administrative Expenses.  The decrease in digital and international general and administrative expenses for the three and nine months ended December 31, 2010 was a result of the strategic realignment of our operations.  We have reduced personnel specifically allocated to our digital and international operations, thereby reducing the costs of these segments.

Other Income

Other income of $1,289,000 for the three months ended December 31, 2010 included:
•	$1,289,000 in noncash income resulting from the change in fair value of the warrant and purchase rights.

Other income of $362,000 for the three months ended December 31, 2009 included:
•	$362,000 in noncash income resulting from the change in fair value of the warrant and embedded derivatives.

Other income of $2,195,000 for the nine months ended December 31, 2010 included:
•	$2,177,000 in noncash income resulting from the change in fair value of the warrant and purchase rights.

Other income of $1,498,000 for the nine months ended December 31, 2009 included:
•	$1,469,000 in business interruption fees in connection with a merger agreement terminated in April 2009; and
•	$29,000 in noncash income resulting from the change in fair value of the warrant and embedded derivatives.

Interest Expense

	Three Months Ended December 31,			Nine Months Ended December 31,
	2010	2009	% Change	2010	2009	% Change
	(in thousands)			(in thousands)
Noncash amortization of debt discount	$59	$21	181%	$59	$283	(79.2)%
Noncash amortization of deferred financing costs	(8)	50	(116.0)	151	179	(15.6)
Noncash noncontrolling interest income	151	––	100	125	––	100.0
Cash interest expense, net of interest income	113	523	(78.4)	286	1,367	(79.1)
Interest expense, net of interest income	$315	$594	(47.0)%	$621	$1,829	(66.0)%

			Difference			Difference
As a percentage of net revenues	1.1%	2.4%	(1.3)	1.0%	2.3%	(1.3)%

Interest expense, net of interest income, for the three and nine months ended December 31, 2010, decreased to $315,000 and $621,000, respectively, from $594,000 and $1,829,000 for the three and nine months ended December 31, 2009, respectively, primarily as a result of reduced interest-bearing debt levels.  Net noncash charges to interest expense, representing amortization of the manufacturing advance debt discount, convertible note debt discount and deferred financing costs for the three and nine months ended December 31, 2010, totaled $51,000 and $210,000, respectively, compared to $71,000 and $462,000 for the three and nine months ended December 31, 2009, respectively.

Income Taxes

We recorded federal and state tax expense of approximately $106,000 and $137,000 for the three and nine months ended December 31, 2010, respectively, relating to various state income taxes, using as estimated annual effective tax rate of 9.4%.  The tax rate is lower than statutory rates due to the utilization of net operating loss carryforwards.  We recorded federal and state tax expenses of $23,000 and $52,000 for the three and nine months ended December 31, 2009, respectively, using an estimated annual effective tax rate of less than 1.0%.

Index

Consolidated Net Earnings (Loss)

For all of the foregoing reasons, our net income applicable to common shareholders for the three months ended December 31, 2010 was $1,388,000, or $.01 per diluted share, compared to net loss for the three months ended December 31, 2009, of $2,061,000, or $.09 per diluted share.  Net loss applicable to common shareholders for the nine months ended December 31, 2010 was $920,000, or $.01 per diluted share, compared to net loss for the nine months ended December 31, 2009 of $6,705,000, or $.31 per diluted share.

Liquidity and Capital Resources

Plans to Improve our Future Liquidity

We are currently reviewing credit line alternatives in light of the July 31, 2011 expiration of our Loan and Security Agreement with Wells Fargo.  We cannot guarantee that any new credit line will contain equal or improved terms and conditions compared to our current revolving credit line or that we will obtain a replacement revolving credit line prior to the expiration of the current Loan and Security Agreement.  If we are unable to obtain adequate replacement financing upon the current expiration of our loan, it will significantly impact our business, our ability to acquire programming and our ability to fund ongoing operations (see Part II, Item 1A. “Risk Factors” of this Quarterly Report).

Given our history of losses and negative cash flows, it is possible that we will find it necessary to supplement our sources of working capital with additional financing to sustain operations.  Future capital requirements will depend on many factors, including our rate of revenue growth and acquisition of programming content.  To the extent that existing capital resources and sales growth are not sufficient to fund future activities, we may need to raise funds through private equity offerings, debt-financing and public financing, as well as to limit cash outflows through monitoring and controlling our expenditures.  Additional funds may not be available on terms favorable to us or at all.  Failure to raise additional capital, if and when needed, could have a material adverse effect on our financial position, results of operations, and cash flows.

Sources and Uses of Cash for the Nine Months Ended December 31, 2010

At December 31, 2010, we had a working capital deficit of $9.2 million compared to a working capital deficit of $6.3 million at March 31, 2010.  The increased working capital deficit was a result of advances paid for programming to be released in the future, the accrual of our Series B preferred stock dividend and partial repayment of advances received from SPHE and Sony DADC (see “Note 7.  Long-Term Debt” of our third quarter financial statements for further discussion).

Our working capital has historically been generated from the following sources:

•	operating cash flows;
•	availability under our revolving line of credit;
•	private placement of debt and equity instruments;
•	advances from our replication and distribution partners; and
•	trade credit.

The more significant factors affecting cash provided by operating activities during the nine months ended December 31, 2010 were:

•	increased accounts payable and accrued liabilities of $4.2 million;
•	decreased accounts receivable of $831,000; and
•	decreased inventories of $822,000.

Index

The more significant factors affecting cash used in operating activities during the nine months ended December 31, 2010 were:

•	increased royalties and distribution fee advances for exclusive content of $4.6 million; and
•	decreased deferred revenue of $3.5 million.

Capital Resources

To conserve cash and improve our liquidity, we have continued to implement a restructuring and cost reduction initiative that includes reducing personnel, benefit costs, advertising and other marketing expenditures, travel and trade show expenditures and third-party commissions.  In May 2010, we effected a reduction in force that represented savings of approximately $616,000 in annual personnel costs, including benefits.

Cash.  As of December 31, 2010, we had cash of $346,000, as compared to $460,000 as of March 31, 2010.

Revolving Credit Facility.  Our Loan and Security Agreement, as amended, with Wells Fargo provides us with a revolving line of credit of up to $15 million (reduced from $20 million on February 1, 2011). Actual borrowing availability under the line is based upon our level of eligible accounts receivable and eligible inventories.  Eligible accounts receivable primarily include receivables generated by domestic sales.  The term of the Loan and Security Agreement matures on July 31, 2011.

Borrowings bear interest at either the Prime Rate (3.25% at December 31, 2010) plus up to 1.5% or, at our option, LIBOR (three month LIBOR – 0.3% at December 31, 2010) plus up to 4.0%, subject to minimum borrowing levels. The level of interest rate margin to Prime Rate or LIBOR is dependent upon our future financial performance as measured by earnings before interest, taxes, depreciation and amortization, as defined in the Loan Agreement (EBITDA).

We are required to maintain a minimum fixed-charge coverage ratio of 1.1 to 1.0 measured at the end of each month on a fiscal year-to-date basis.  If we maintain minimum borrowing availability equal to, or greater than, $1.5 million, our fixed-charge coverage ratio is not tested.  At December 31, 2010, we were not tested for such covenant compliance because we had availability in excess of the required $1.5 million minimum.  Had we been tested, our EBITDA would have resulted in a fixed-charge coverage ratio more than the required 1.1 to 1.0. At December 31, 2010, our borrowing availability was $4.8 million ($6.3 million based upon eligible accounts receivable and inventory less the $1.5 million minimum requirement).

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

At December 31, 2010 we had $6.1 million outstanding under the revolving line of credit.

The Loan and Security Agreement contains early termination fees of 0.75%, based upon the maximum facility amount of $15 million, if terminated within the term.  The Loan and Security Agreement also imposes restrictions on such items as encumbrances and liens, payment of dividends, incurrence of other indebtedness, stock repurchases and capital expenditures and requires us to comply with minimum financial and operating covenants.  Any outstanding borrowings are secured by our assets.

We were in compliance with all financial and operating covenants under the Loan and Security Agreement at February 2, 2011. Given our current liquidity constraints, it is not possible to determine whether we will be in compliance with all financial and operating covenants in the future.

Index

Off-Balance Sheet Arrangements

We currently do not have any off-balance sheet arrangements.

Critical Accounting Policies and Procedures

There have been no significant changes in our critical accounting policies to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Amendment No. 1 to Annual Report on Form 10-K/A filed on July 29, 2010.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Index

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. “Disclosure controls and procedures” refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

At the end of September 2010, we outsourced our replication and distribution functions to a new third-party supplier.  We have evaluated the effect on our internal control over financial reporting of this outsourcing arrangement for the three months ended December 31, 2010, and determined that this outsourcing arrangement has not materially affected, and is not reasonably likely to materially affect, our internal control over financial reporting.  We have not made any significant changes to our internal control over financial reporting or in other factors that could significantly affect these controls subsequent to December 31, 2010.

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

Our results of operations and financial condition are subject to numerous risks and uncertainties described in our Amendment No. 1 to Annual Report on Form 10-K/A filed on July 29, 2010 and our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2010 filed on November 15, 2010.  You should carefully consider these risk factors in conjunction with the other information contained in this Quarterly Report and our other filings.  Should any of these risks materialize, our business, financial condition and future prospects could be negatively impacted.  As of December 31, 2010, there have been no material changes to the risk factors set forth in the above-referenced Form 10-K/A and Form 10-Q, except as set forth below:

Failure to replace our revolving line of credit would negatively impact our business, results of operations and liquidity. Our revolving line of credit with Wachovia currently expires on July 31, 2011.  We are reviewing revolving credit line options, but we may not be able to replace the line of credit.  Any new revolving credit line may be on less favorable terms and conditions compared to our current credit facility.  Failure to obtain a replacement revolving line of credit would negatively impact our business, results of operations and liquidity because our revolving line of credit has been one of our primary sources of liquidity. If we are unable to replace our expiring revolving line of credit, we will need to seek additional debt or equity financing on terms that may be less favorable to us than the current line of credit and which may result in increased fiscal interest payment obligations, restrictive covenants, dilution to our stockholders and the granting of superior rights to the investors.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Removed and Reserved.

None.

Item 5.	Other Information.

None.

Index

Item 6.	Exhibits.

3.1
Amended Section 4(a) of the Certificate of Incorporation of Image Entertainment, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed November 19, 2010 (file no. 000-11071)).

10.1†	Image Entertainment, Inc. 2010 Equity Incentive Award Plan (incorporated by reference to Appendix C to the definitive proxy statement filed October 12, 2010 (file no. 000-11071)).

10.2†	Image Entertainment, Inc. 2011 Equity Incentive Plan (incorporated by reference to Appendix D to the definitive proxy statement filed October 12, 2010 (file no. 000-11071)).

10.3†
Form of 2010 Equity Incentive Plan Stock Option Grant Notice and Stock Option Agreement (Type A Grant) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed November 19, 2010 (file no. 000-11071)).

10.4†
Form of 2010 Equity Incentive Plan Stock Option Grant Notice and Stock Option Agreement (Type B Grant) (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed November 19, 2010 (file no. 000-11071)).

10.5†
Form of 2010 Equity Incentive Plan Stock Option Grant Notice and Stock Option Agreement (Type C Grant) (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed November 19, 2010 (file no. 000-11071)).

10.6†
Form of 2010 Equity Incentive Plan Restricted Stock Award Grant Notice and Restricted Stock Award Agreement (Type A Grant) (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed November 19, 2010 (file no. 000-11071)).

10.7†
Form of 2010 Equity Incentive Plan Restricted Stock Award Grant Notice and Restricted Stock Award Agreement (Type B Grant) (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed November 19, 2010 (file no. 000-11071)).

10.8†
Form of 2010 Equity Incentive Plan Restricted Stock Award Grant Notice and Restricted Stock Award Agreement (Type C Grant) (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed November 19, 2010 (file no. 000-11071)).

10.9*
Ninth Amendment to Loan and Security Agreement, dated as of November 3, 2010, between Wells Fargo Capital Finance, LLC, as successor by merger to Wachovia Capital Finance Corporation (Western), Image Entertainment, Inc. and Image/Madacy Home Entertainment, LLC.

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

IMAGE ENTERTAINMENT, INC.

Date: February 14, 2011	By:	/S/ THEODORE S. GREEN
Theodore S. Green
Chief Executive Officer and Chairman of the Board
(Authorized Officer and Principal Executive Officer)

Date: February 14, 2011	By:	/S/ JOHN P. AVAGLIANO
John P. Avagliano
Chief Operating Officer and Chief Financial Officer
(Authorized Officer and Principal Financial Officer)

Index

EXHIBIT INDEX

3.1
Amended Section 4(a) of the Certificate of Incorporation of Image Entertainment, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed November 19, 2010 (file no. 000-11071)).

10.1†	Image Entertainment, Inc. 2010 Equity Incentive Award Plan (incorporated by reference to Appendix C to the definitive proxy statement filed October 12, 2010 (file no. 000-11071)).

10.2†	Image Entertainment, Inc. 2011 Equity Incentive Plan (incorporated by reference to Appendix D to the definitive proxy statement filed October 12, 2010 (file no. 000-11071)).

10.3†
Form of 2010 Equity Incentive Plan Stock Option Grant Notice and Stock Option Agreement (Type A Grant) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed November 19, 2010 (file no. 000-11071)).

10.4†
Form of 2010 Equity Incentive Plan Stock Option Grant Notice and Stock Option Agreement (Type B Grant) (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed November 19, 2010 (file no. 000-11071)).

10.5†
Form of 2010 Equity Incentive Plan Stock Option Grant Notice and Stock Option Agreement (Type C Grant) (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed November 19, 2010 (file no. 000-11071)).

10.6†
Form of 2010 Equity Incentive Plan Restricted Stock Award Grant Notice and Restricted Stock Award Agreement (Type A Grant) (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed November 19, 2010 (file no. 000-11071)).

10.7†
Form of 2010 Equity Incentive Plan Restricted Stock Award Grant Notice and Restricted Stock Award Agreement (Type B Grant) (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed November 19, 2010 (file no. 000-11071)).

10.8†
Form of 2010 Equity Incentive Plan Restricted Stock Award Grant Notice and Restricted Stock Award Agreement (Type C Grant) (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed November 19, 2010 (file no. 000-11071)).

10.9*
Ninth Amendment to Loan and Security Agreement, dated as of November 3, 2010, between Wells Fargo Capital Finance, LLC, as successor by merger to Wachovia Capital Finance Corporation (Western), Image Entertainment, Inc. and Image/Madacy Home Entertainment, LLC.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1*	Section 1350 Certification of Chief Executive Officer.

32.2*	Section 1350 Certification of Chief Financial Officer.

___________
*	Filed herewith.
†	Management contract or compensatory plan or arrangement.