Form 10-K
period 2011-03-31
IMAGE ENTERTAINMENT INC
filed 2011-06-29
CIK 216324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
________________

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the Fiscal Year Ended March 31, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the Transition Period from…………To…………

Commission File Number 000-11071
________________

IMAGE ENTERTAINMENT, INC.
(Exact name of registrant as specified in its charter)
________________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐ NO ☑

The aggregate market value of the common stock held by non-affiliates of the registrant, based upon the closing price of $0.15 for shares of the registrant’s common stock on September 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter as reported by the over-the-counter market on the OTCQB marketplace, was approximately $4,130,743.  In calculating such aggregate market value, shares of common stock owned of record or beneficially by officers, directors and persons known to the registrant to own more than five percent of the registrant’s voting securities (other than such persons of whom the registrant became aware only through the filing of a Schedule 13G filed with the Securities and Exchange Commission) were excluded because such persons may be deemed to be affiliates.

The number of shares outstanding of the registrant’s common stock as of June 15, 2011:  255,602,133

DOCUMENTS INCORPORATED BY REFERENCE

The registrant has incorporated by reference into Part III of this Annual Report on Form 10-K portions of its proxy statement for its 2011 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A.

IMAGE ENTERTAINMENT, INC.
Form 10-K Annual Report
For The Fiscal Year Ended March 31, 2011

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the fiscal year ended March 31, 2011 (or Annual Report) includes forward-looking statements that involve risks and uncertainties within the meaning of the Private Securities Litigation Reform Act of 1995.  Other than statements of historical fact, all statements made in this Annual Report are forward-looking, including, but not limited to, statements regarding industry prospects, future results of operations or financial position, and statements of our intent, belief and current expectations about our strategic direction, prospective and future results and condition.  In some cases, forward-looking statements may be identified by words such as “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” “future,” “intend,” “project” or similar words.  Forward-looking statements involve risks and uncertainties that are inherently difficult to predict, which could cause actual outcomes and results to differ materially from our expectations, forecasts and assumptions.  Unless otherwise required by law, we undertake no obligation to release publicly any updates or revisions to any such forward-looking statements that may reflect events or circumstances occurring after the date of this Annual Report.

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

We are a leading independent licensee and distributor of entertainment programming in North America.  We release our library of exclusive content on a variety of formats and platforms, including DVD, Blu-ray Disc® (or Blu-ray), digital (video-on-demand (or VOD), electronic sell-through (or EST) and streaming), broadcast television (cable or satellite, including VOD and pay-per-view), theatrical and non-theatrical (airplanes, libraries, hotels and cruise ships) exploitation.

Our focus is on a diverse array of general and specialty content, including:

• Feature films	• Theatrical catalogue films
• Comedy	• Independent films
• Music concerts	• Foreign films
• Urban (including stage plays)	• Youth culture/lifestyle
• Theatre	• Television
• Documentaries	• Sports

We also acquire exclusive rights to audio content for distribution via digital platforms and on CD spread across a variety of genres and configurations.

We strive to grow revenue by maintaining and building a library of titles that can be exploited in a variety of formats and distribution channels.  Our library of rights currently contains:

• Approximately 3,200 exclusive titles
• Digital rights to
o Approximately 2,300 video programs
o Approximately 400 audio titles containing more than 5,800 individual tracks
• Approximately 300 CD titles

Each month, we release an average of 15-20 exclusive DVD titles, most of which also include digital, broadcast, and VOD rights.

Strategy

We believe our current strategy, which we began implementing in fiscal 2010, continues to allow us to be more flexible and act upon opportunities at a more rapid pace.

The main components of our current strategy include:

•	Pursuing Exclusive Content Acquisition: The Company has refocused its content acquisition efforts by focusing on:

o	Cast-driven feature films, which may result in fewer new titles, but have potentially higher consumer recognition and revenue on each release.

o	Well-known, talent-driven music and comedy selections.

o	Film, television and specialty libraries of all sizes.

•
Exercising Financial Discipline:  Image has implemented an improved ‘greenlight’ process that we believe allows the Company to evaluate better the potential profit in a given acquisition opportunity versus the financial investment and potential risks.

•
Acquiring All Rights:  When appropriate, the Company now acquires the greatest variety of distribution rights regarding acquired content in the greatest variety of formats, including DVD, Blu-ray, broadcast, VOD and digital, for both domestic and international use.  This allows the Company to further diversify its revenue streams.

•
Pursuing Strategic Opportunities:  The Company has, and will continue to, actively pursue accretive business acquisitions, joint ventures and other creative partnering arrangements.  Our management team’s significant network of relationships and depth of expertise provide unique opportunities for us to grow in areas we know best. From January 2010 through June 2011, Image has either acquired or entered into exclusive distribution relationships with and acquired rights to distribute films and libraries of several companies such as Madacy Entertainment, The Garr Group, Lakeshore Entertainment and Handmade Films, adding approximately 500 titles to the Company’s library.

•
Ongoing Expenses Reduction Initiatives; Outsourcing:  Leveraging our significant cost savings achieved over the past year by right-sizing headcount relative to our operational needs and ongoing evaluation of all cost categories in an effort to effectively convert fixed costs to variable expenses.

•
Focusing on Core Competencies:  Subsequent to our change of management in early 2010 and the completion of our Sony Pictures Home Entertainment transaction in summer 2010, the Company has reduced and refocused headcount.  The Company believes that the most profitable use of management and staff time is in the acquisition, sales and marketing of exclusive content.  The Company has been able to successfully outsource other time and resource intensive functions, such as distribution, merchandising, manufacturing and other more logistical functions.

•
Expanding Distribution Opportunities into New Channels and Mediums:  The Company has increased its focus on emerging means of distribution that have opened significant new opportunities, many of which have not yet realized their full potential.

•
Building Relationships with Existing and Potential Content Suppliers:  The substantial business relationships of Image’s management team have allowed the Company to substantially expand the depth and breadth of content suppliers willing to do business with the Company.

Partial List of Titles Released in Fiscal 2011

Features/Other:	TV:

The Resident (starring Hilary Swank, Jeffrey Dean Morgan)	Tapout: The Complete Series
Every Day (starring Liev Schreiber, Helen Hunt, Carla Gugino)	Ghost Hunters: Season 5 Part 2
Gun (starring Curtis “50 Cent” Jackson, Val Kilmer)	Ghost Hunters: Military Investigations
$5 A Day (starring Christopher Walken, Sharon Stone, Amanda Peet)	Ghost Hunters International: Season 1 Part 2
Storm Seekers (starring Daryl Hannah)	Thriller: The Complete Series
Don McKay (starring Thomas Haden Church, Elisabeth Shue)	Twilight Zone: Seasons 1 & 2 (Blu-ray version)
Disgrace (starring John Malkovich)	Twilight Zone: Fan Favorites (special edition)
Middle of Nowhere (starring Susan Sarandon, Anton Yelchin, Eva Amurri)
44 Inch Chest (starring Ray Winstone, Ian McShane, John Hurt)
Crimes of Fashion (starring Megan Fox, Kaley Cuoco)	Criterion Branded:
16 Wishes (starring Debby Ryan, Jean-Luc Bilodeau)
Beauty and the Briefcase (starring Hilary Duff)	Paths of Glory
Accidents Happen (starring Geena Davis)	Summer Hours
Fallen (starring Paul Wesley, Tom Skerritt, Bryan Cranston)	Vivre Sa Vie
Tornado Valley (starring Meredith Monroe)	America Lost and Found: The BBS Story
Skellig: The Owl Man (starring Tim Roth)	Ride with the Devil
Multiple Sarcasms (starring Timothy Hutton, Mira Sorvino, Dana Delaney, Mario Van Peebles, Stockard Channing)	Walkabout
That Evening Sun (starring Hal Holbrook)	Mystery Train
The Lightkeepers (starring Richard Dreyfuss, Bruce Dern, Blythe Danner)	Red Desert
Chain Letter	Stagecoach
Eyeborgs	The Night of the Hunter
Bangkok Adrenaline	The Leopard
The Magician
Cronos
Urban:	House
The Thin Red Line
Blood Done Sign My Name (starring Ricky Schroder, Nate Parker)	Modern Times
Fade to Black (starring Christopher Walken, Danny Huston, Paz Vega)	The Darjeeling Limited
Perfect Combination
Just Another Day
Don’t Let Me Drown	Special Interest:
Soul Kittens Caberet
David E. Talbert’s Love in the Nick of Tyme	Los Angeles Lakers: 2010 NBA Finals Series
David E. Talbert’s Mr. Right Now	Ultimate Jordan: Deluxe Limited Edition
Rain	UFC Presents WEC: Aldo vs. Faber
UFC Presents: The Best of WEC
Kenny Chesney: Summer in 3D
Comedy:	Legends of the Canyon: Classic Artists
Sondheim: The Birthday Concert
Kathleen Madigan: Gone Madigan	Ronald Reagan: An American Journey
Donnell Rawlings: From Ashy to Classy	Ultimate Wave: Tahiti (IMAX)
Billy Gardell: Halftime
Colin and Brad: Two Man Group
Bill Burr: Let It Go
Jamie Kennedy: Uncomfortable
Danny Bhoy: Subject To Change
Bobby Slayton: Born To Be Bobby
Steve Byrne: Byrne Identity
Loni Love: America’s Sister
Janeane Garofalo: If You Will

Partial List of Projected Titles for Release in Fiscal 2012

Features/Other:	TV:

The Way Back (starring Ed Harris, Jim Sturgess, Saoirse Ronan, Colin Farrell)	Ghost Hunters: Season 6 Part 1
Burning Palms (starring Dylan McDermott, Rosamund Pike, Shannen Doherty, Lake Bell, Zoe Saldana, and Nick Stahl)	The Twilight Zone: Seasons 4 & 5 (Blu-ray version)
Passion Play (starring Mickey Rourke, Megan Fox, Bill Murray)	The Dick Van Dyke Show: 50th Anniversary Edition: Fan Favorites
Mega Python vs. Gatoroid (starring Debbie Gibson, Tiffany)
‘MASTER HAROLD’…and the boys (starring Freddie Highmore, Ving Rhames)
Summer Eleven	Criterion Branded:
The Reef
The Inheritance	Black Moon
The Violent Kind	Kiss Me Deadly
Wild Cherry	Insignificance
Born to Ride	The Makioka Sisters
Chillerama	Solaris
The Perfect Game	Pale Flower
ChromeSkull: Laid to Rest 2	Diabolique
Just Peck	Something Wild
The Clinic	Blow Out
Kes
White Material
Urban:

Lord, All Men Can’t Be Dogs	Special Interest:
Breaking Up is Hard to Do
Love Me or Leave Me	2011 NBA Champions: Dallas Mavericks
Ideal Husband	When They Were Young (NBA)
Soulja Boy	Sons of the City: New York (NBA)
Money Matters	Highwater
35 and Ticking	Foreigner: Live
The Bachelor Party	B.B. King: Live
I Will Follow	Legends of Flight (IMAX DVD and 3D Blu-ray)
David E. Talbert's What My Husband Doesn’t Know	The Pee-Wee Herman Show on Broadway
Bette Midler: The Showgirl Must Go On

Comedy:

Nephew Tommy: Just My Thoughts
Whitney Cummings: Money Shot

General

During the latter part of fiscal 2011, as a result of changes in management’s view of the Company's operations, the Company reorganized its reporting segments in order to better align them with the methods used by management to manage, evaluate, operate and internally report the business activities of the Company.  Based on this reorganization, the Company's three former reporting segments, Domestic, Digital and International, have been combined into one reporting segment, Worldwide Entertainment.

Our Worldwide Entertainment business consists of the acquisition, content enhancement and worldwide distribution of exclusive content in various formats, including DVD, Blu-ray, digital, broadcast (including cable and satellite), VOD, streaming video, downloading and sublicensing.

Net Revenue by Format:

	Fiscal Year Ended March 31,
	2011	2010	% Change
	(in thousands)
DVD	$57,533	$71,248	(19.2)%
Blu-ray	16,162	9,463	70.8
Digital	6,258	4,171	50.0
Broadcast	5,961	4,159	43.3
Other	3,045	4,029	(24.4)
Net Revenues	$88,959	$93,070	(4.4)%

The Company’s total assets were $73.7 million and $67.4 million, as of March 31, 2011 and 2010, respectively.

DVD and Blu-ray. Most of the product we release is in the standard DVD format with an increasing number of titles released on Blu-ray as the format’s acceptance continues to grow.  We are a leading independent supplier of content in the music, comedy, special interest, episodic television and urban genres.  The following table shows the aggregate number of titles we have in active release by content type, compared with the aggregate number of software titles released by the industry, through the week ended June 17, 2011, excluding discontinued titles, using data compiled monthly in the DVD & Blu-ray Release Report.

Type of DVD Content	Total Number of DVD Titles	Number of Image Titles	Percentage of Total Number of Titles Released by Image
Music	14,619	629	4.3%
Theatrical Catalog	15,122	562	3.7%
Direct to DVD	13,037	562	4.3%
Special Interest	27,186	393	1.4%
Foreign Language (including distributed lines)	12,118	335	2.8%
Television Programming	7,662	275	3.6%
Performance: Comedy/Stand-up	932	146	15.7%
Sports on DVD	3,249	50	1.5%
All Other	32,836	248	0.8%
Total Releases – Cumulative through June 17, 2011	126,761	3,200	2.5%
Source:  DVD & Blu-ray Release Report Revised June 16, 2011.

We believe that the DVD format continues to be the preferred medium of home entertainment for consumers, although Blu-ray continues to gain industry acceptance.  Many of our DVD and Blu-ray titles include special features, enhancements and ancillary materials, such as multiple audio tracks, behind-the-scenes footage, director commentaries, interviews and discographies.  As consumers continue to purchase high-definition televisions and become more exposed to high-definition content through satellite and cable, we believe that they will expect the same level of quality from their video movie rentals and purchases.  Additionally, high-definition video-on-demand continues to gain traction with consumers and we provide high-definition source materials for this format as well.  In fiscal 2011, the Company released 137 titles on Blu-ray, an increase of 125% over fiscal 2010.

Digital. We engage in the exclusive wholesale distribution of the digital rights to our library of audio and video content.  The demand for the types of programming found in our library continues to increase as new retailers enter this primarily online marketplace.  We seek to differentiate ourselves competitively by being a one-stop source for these retailers for the large and diverse collection of entertainment represented by our digital library.

We enter into non-exclusive distribution arrangements with retail and consumer-direct entities whose business models include the digital delivery of content.

We aggressively continue to add numerous video and audio titles to our growing library of exclusive digital rights each month.  Our current digital video library contains approximately 2,300 individual video programs.  Our interaction with digital retail outlets is dynamic due to the overall size of our library available to each retailer.

We are actively participating in many digital business models, including sell-through, direct-to-own, rental, subscription, streaming and advertising-supported streaming.  As consumers adopt these (or future) models, we believe we are well-positioned to grow along with our retail partners.  The near-term challenges faced by all digital distributors are to develop ways to increase consumer awareness and integrate this awareness into their buying and consumption habits.  Additionally, we support several technology companies and original equipment manufacturer device manufacturers with programming in an effort to generate consumer interest in digital distribution and increase awareness and demand for our titles.  Examples of our digital retail accounts are iTunes (audio and video, ringtones), Amazon.com (audio and video), Hulu (video), Sony Playstation (video), Microsoft Xbox (video), YouTube/Google (video) and Samsung (video).

Exclusive Acquisition.  We acquire exclusive distribution rights to our content across multiple entertainment formats.  We acquire our exclusive titles from a wide range of content holders and those who represent content holders, including:

•	independent content suppliers;
•	producers;
•	music artists and record labels;
•	artist management and talent agencies; and
•	foreign sales companies.

We market and exploit our exclusive content according to exclusive royalty or distribution fee agreements.  Our agreements provide for a specified distribution term typically ranging from five to 25 years.

The Criterion Collection Distribution Agreement.  We have an exclusive home video distribution agreement with The Criterion Collection to distribute its product through mid-2013 on DVD, Blu-Ray and certain digital formats.  We have been distributing The Criterion Collection for over 20 years.  The Criterion Collection, including its related labels Eclipse, Janus Films and Essential Art House, currently contains approximately 500 active DVD titles. The Criterion Collection and its related labels release approximately 50 titles annually.  Distribution of programming from The Criterion Collection contributed approximately 26% and 29% of our net revenue in fiscal 2011 and 2010, respectively.

New Library Acquisition Strategy.  Since January 2010, we have broadened our content acquisition focus to include complete libraries from both studios and independents, such as the Handmade Films library (announced in March 2010) Lakeshore Entertainment library (announced in April 2011), and strategically aligned companies, such as our Madacy Home Video acquisition (announced in October 2010).

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

Marketing.  Our in-house marketing department directs marketing efforts toward consumers as well as DVD, CD and digital retailers.  Our marketing efforts involve:

•	point-of-sale advertising;
•	print advertising in trade and consumer publications;
•	television and radio advertising campaigns;
•	Internet advertising, including viral and social network marketing campaigns;

•	direct response campaigns;
•	dealer incentive programs;
•	trade show exhibits; and
•	bulletins featuring new releases and catalogue promotions.

Sales.  The Company maintains its own sales force, and has a direct selling relationship with the majority of our customers.  We sell our products to traditional retailers, specialty retailers, rental customers, Internet retailers, wholesale distributors and through alternative distribution, which includes direct-to-consumer print catalogs, direct response campaigns, subscription service/club sales, home shopping television channels, other non-traditional sales channels, kiosks and sub-distributors.

Examples of our key sell-through customers are Amazon.com, Best Buy Co., Walmart and Target.  Examples of our key distribution customers are Alliance Entertainment (or AEC), Entertainment One, and Video Products Distributors.  Examples of our key rental customers are Redbox and Netflix.  In fiscal 2011, Amazon.com and AEC each accounted for approximately 16% of our net revenues.

Additionally, effective with the closing of our Distribution Services and License Agreement with Sony Pictures Home Entertainment (or SPHE), SPHE agreed to perform certain sales functions at Walmart and Best Buy on behalf of Image.  This has allowed the Company the benefit of having a major studio present Image’s product in conjunction with SPHE releases, including motion pictures.  Approximately 42.1% of our gross accounts receivables is attributable to SPHE, as they are our vendor of record for shipments of physical product to North American retailers and wholesalers.  See “Managed Value-Added and Distribution Services” below.

We allow retail customers to return unsold inventory.  We reserve for estimated returns at the time the sale is recognized, based in part upon our historical returns experience and knowledge of specific product movement within distribution channels.  Our inventory returns, as a percentage of our gross distribution revenues, were 24.0% in fiscal 2010 and 17.8% in fiscal 2011.  Returns of defective product have been minimal and are generally covered by manufacturers’ warranties.

Special Markets. Our special markets division (or Special Markets) is designed to take advantage of our large and diverse catalog and specifically targets niche sales opportunities.  Special Markets encompasses all sales channels outside the traditional marketplace. Within Special Markets, examples of our key customers are Midwest Tapes and Waxworks.

Sublicensing. We also hold international distribution rights to more than 450 of our titles currently exploited on DVD and approximately 40 of our CD titles to countries outside of North America.  Outside North America, we sublicense distribution in the areas of home entertainment, television and digital, primarily music and urban-related DVDs, through distribution partners such as Universal Music Group International, Digital Site and Warner Music Australia, who pay us a royalty for their distribution of our products.

Broadcast. We have a television division responsible for all forms of television distribution, including the worldwide sales of our content across broadcast television, pay-per-view (or PPV), VOD and non-theatrical platforms.  Buyers of our standard and high-definition content are typically cable, PPV or satellite broadcasters, and sometimes terrestrial (free) television broadcasters.  Examples of our key broadcast sublicensees are BET and BET International, PBS and Showtime.

With respect to PPV, VOD and EST, we are proceeding under a two-pronged approach.  First, we continue to expand our direct relationships as opposed to working through intermediaries.  In North America, we have direct relationships with InDemand, Avail-TVN, Direct TV and Echostar (Dish Net) along with several specialty labels such as Sky Angel and Eurocinema.  Revenue is typically derived on a revenue-sharing basis.

Second, we entered into a North American sales agency agreement with Warner Digital Distribution, a division of Time-Warner, Inc. (or Warner).  Warner, on our behalf, sublicenses many of our premier, high-end programs to cable, satellite and hotel/motel operators who are in the VOD and EST businesses.  Revenue is typically derived on a revenue-sharing basis.  Internationally, we work with North American-based outlets that already have international operations in addition to opening discussions with a variety of internationally based entities.

Worldwide Hotel/Motel For Performance Properties.  In North America, we work directly with Lodgenet/OnCommand, Warner and Avail-TVN and have direct relationships with several other entities providing entertainment to the hotel/motel arena.  For exploitation of our music and stand-up comedy programs for hotels and motels, we have a non-exclusive output agreement with Instant Media Network, which is partially owned by Lodgenet/On Command – the largest distributor of entertainment product to the hotel/motel industry in North America.  In addition, we entered into a non-exclusive output agreement with Video On Demand International Productions, Inc. for all types and genres of programming.  Like with broadcast (including PPV and VOD, as described above) internationally we work with North American-based outlets that have existing international operations as well as internationally based outlets.

Theatrical Distribution.  In some cases, a limited theatrical release (playing on between two to 200 screens, in two to 20 markets), which includes an outlay of prints and advertising costs, may be required of us by the licensor as part of the distribution rights acquisition deal.  A modest theatrical release may also serve as a cost-effective marketing platform for the subsequent DVD/Blu-Ray, digital and broadcast releases.

Managed Value-Added and Distribution Services.  In February 2010, we outsourced the post-production and creative services necessary to prepare a DVD master and packaging/advertising materials for manufacturing and marketing of our products.  Such services include:

•	packaging design;
•	DVD/Blu-ray authoring and compression;
•	menu design;
•	video master quality control;
•	music clearance; and
•	for some titles, the addition of enhancements such as:
o	multiple audio tracks;
o	commentaries;
o	foreign language tracks;
o	behind-the-scenes footage; and
o	interviews.

These services now are performed by third-party vendors, managed by Company personnel.

Our manufacturing, warehousing and distribution services are currently provided by Sony Pictures Home Entertainment (or SPHE) under our Distribution Service and License Agreement.  In addition to conventional manufacturing, we also have manufacturing-on-demand (or MOD).  MOD services are provided for replication of slower moving titles which helps avoid replicating larger minimum quantities of certain titles and can be used for direct to consumer sales as needed.  Under our agreement, SPHE also provides certain operational services at the Company’s direction, including credit and collections, merchandising, returns processing, and certain IT functions.  For further information regarding our Distribution Services and License Agreement with SPHE, please see “Manufacturing and Distribution with Sony Pictures Home Entertainment” in Management’s Discussion and Analysis.

Competition

We face competition from other independent distribution companies, major motion picture studios and music labels in securing exclusive content distribution rights.  Our DVD and Blu-ray products compete for a finite amount of retail and rental shelf space.  Consumers can choose from a large supply of competing entertainment content from other suppliers.  Digital downloading, streaming, and other broadcast formats are also increasing competition for the delivery of content.  The digital and VOD sales are largely driven by what is visually available to the consumer, which is accomplished through additional placement fees or previous sales success.  Programming is available online (delivered to smart phones, tablets, laptops or personal computers), direct to the consumers’ TV set through multiple internet ready devices and cable or satellite VOD.  The digital and VOD formats are growing as an influx of new delivery devices are introduced into the marketplace, such as the Apple iPad and the Microsoft Xbox.  We face increasing competition as these formats continue to grow and programming providers enter into distribution agreements for a wider variety of formats.

We also face competition for consumers' time and money from alternate forms of entertainment and leisure activities.  The success of any of our products depends upon consumer acceptance of a given product in relation to current events as well as the other products released into the marketplace at or around the same time.

Overall, our ability to continue to successfully compete in our markets is largely dependent upon our ability to anticipate and respond to various competitive and other factors affecting the industry, including new or changing product formats, changes in consumer preferences, regional and local economic conditions, discount pricing strategies and competitors’ promotional activities.

Industry Trends

According to The Digital Entertainment Group (or DEG), Blu-ray continued to grow during calendar 2010 and proved popular among consumers spending on software sales and rental transactions, reaching $1.8 billion. According to the DEG, spending on Blu-ray increased 68% in calendar 2010 versus calendar 2009, and combined DVD and Blu-ray sales remained resilient, with consumer rental and sell-through spending on all formats of approximately $19 billion for the year. The growth in Blu-ray helped offset the maturing DVD market, bringing the overall category to a single-digit drop of 3.3% in total consumer spending (both rental and sales for both DVD and Blu-ray) in calendar 2010 versus 2009.

While combined spending on DVD and Blu-ray remained largely unchanged in calendar 2010 compared to 2009, digital spending, including video on demand (or VOD) and broadband electronic sell through (or EST), increased 19% to $2.5 billion.  For that period, VOD increased 20.8% to $1.8 billion while broadband EST increased 15.7% to $683 million from the prior year.  VOD offset the decline in the entire rental category (across all formats) by helping the rental category increase 2% to $7.8 billion (rather than decrease 2%).

From the launch of the DVD format in spring 1997 through calendar 2010, the DEG reports approximately 297 million DVD players, including set-top and portable DVD players, Home-Theater-in-a-Box systems, TV/DVD and DVD/VCR combination players, have been sold to consumers, bringing the number of DVD households to approximately 90 million (adjusting for households with more than one player). The DEG estimates that 70% of DVD owners have more than one player.

The DEG reports that approximately 28.5 million Blu-ray playback devices, including set-top boxes and game consoles, have been sold since launch in 2006.  There were six million Blu-ray playback devices sold in the fourth quarter of 2010 alone, bringing total units sold to 11.25 million in calendar 2010.

The DEG estimates that more than 91 million high-definition television (or HDTV) sets have been sold to consumers, bringing the number of HDTV households to nearly 56 million. The DEG further estimates that 39% of these households have more than one set.  An HDTV set provides the optimal medium for playback of Blu-ray.

Trademarks

We have U.S. federal registrations for the following trademarks: Image, Image Entertainment, the Image Entertainment logo (two trademarks), Image Music Group, the Egami Media logo, Image Entertainment Japan, Home Vision HVE Entertainment, and One Village Entertainment.  In February 2011, our majority-owned subsidiary, Image/Madacy Home Entertainment, LLC filed a U.S. federal trademark application for the mark, “Image Madacy Entertainment.”

In general, trademarks remain valid and enforceable as long as the marks are used in connection with the related products and services and the required registration renewals are filed.  We believe our trademarks have value in the marketing of our products.  It is our policy to protect and defend our trademark rights.

Employees

As of June 15, 2011, we had 76 employees, 69 of whom are full-time and seven of whom are part-time.

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

ITEM 1A.                   RISK FACTORS

Risks Relating to Our Business

We have a history of (and may continue to incur) losses, limited working capital and limited access to financing.  We sustained operating and net losses in fiscal 2010 and in prior years. We had an accumulated deficit of $55.7 million and a working capital deficit of $6.9 million at March 31, 2011.  Our cash requirements continue to exceed the level of cash generated by operations.  Accordingly, we have limited working capital.  We may need to raise additional funds to acquire the rights to content  we find desirable, particularly with respect to our competition for home entertainment rights to feature films.  Therefore, maximizing available working capital is critical to our business operations.

Because of our history of losses and negative cash flows, our ability to obtain adequate additional financing on satisfactory terms may be limited.  Our ability to raise financing through sales of equity securities depends on general market conditions, including the demand for our common stock.  We may be unable to raise adequate capital through the sale of equity securities, and if we are able to sell equity, our existing stockholders could experience substantial dilution.  If adequate financing is not available or unavailable on acceptable terms, we may find we are unable to fund expansion, continue offering products and services, take advantage of acquisition opportunities, develop or enhance services or products, or respond to competitive pressures in the industry.

We generate significant amounts of net revenue for programming from one content supplier, the loss of which would adversely impact our business. We depend on the exclusive distribution of programming from The Criterion Collection, which contributed approximately 26% and 29% of our net revenues from programming in fiscal 2011 and fiscal 2010, respectively.  Should liquidity issues cause us to default on our payment obligations under our exclusive distribution agreement, The Criterion Collection may terminate our distribution rights, which would adversely impact our business, results of operations and financial condition.

Economic weakness may continue to adversely impact our business, results of operations and financial condition.  The global economic downturn has had a significant negative impact on our revenues and may continue to do so. As consumers reduced spending and scaled back purchases of our programming, our retail customers returned product and reduced future purchases of our programming, which adversely impacted our revenues and results of operations during the 2011 fiscal year, as well as in fiscal 2010.  Although improved in fiscal 2011, weak consumer demand for our product may continue in the future and may adversely impact our business, results of operations and financial condition.

We have a high concentration of sales to relatively few customers, the loss of which may adversely impact our liquidity, business, results of operations and financial condition.  In fiscal 2011, Amazon.com and AEC each accounted for approximately 16% of our net revenues.  In fiscal 2010, Amazon.com and AEC accounted for approximately 17% and 14% of our net revenues, respectively.  Additionally, our top five customers accounted for over 45% of our fiscal 2011 net revenues.

We may be unable to maintain favorable relationships with our retailers and distributors, including SPHE (see below).  Further, our retailers and distributors may be adversely affected by economic conditions.  If we lose any of our top customers or if any of these customers reduces or cancels a significant order, it could have an adverse effect on our liquidity, business, results of operations and financial condition.

Our high concentration of sales to relatively few customers (and use of a third-party to manage certain sales collections) may result in significant uncollectible accounts receivable exposure, which may adversely impact our liquidity, business, results of operations and financial condition.  At March 31, 2011, Amazon.com and AEC accounted for 15% and 11%, respectively, of our gross accounts receivable.  At March 31, 2010, Amazon.com and AEC accounted for 18% and 13%, respectively, of our gross accounts receivable.

Due to the concentration of sales to relatively few customers, we face credit exposure from our retail customers and may experience uncollectible receivables from these customers should they face financial difficulties.  If these customers fail to pay their accounts receivable, file for bankruptcy or significantly reduce their purchases of our programming, it would have an adverse effect on our business, financial condition, results of operations, and liquidity.  For example, we reserved approximately $408,000 when Borders Group, Inc. filed for bankruptcy in fiscal 2011 and approximately $948,000 for Movie Gallery’s bankruptcy filing in fiscal 2010.

Further, a high concentration of our gross accounts receivables is attributable to Sony Pictures Home Entertainment (or SPHE), as they are our vendor of record for shipments of physical product to North American retailers and wholesalers.  As part of our arrangement with SPHE, SPHE collects the receivables from our end customers, provides us with monthly advance payments on such receivables (less a reserve), then trues up the accounts receivables accounting quarterly.  While we remain responsible for the credit risk from the end customer, if SPHE should fail to adequately collect and pay us the accounts receivable they collect on our behalf, whether due to inadequate processes and procedures, inability to pay, bankruptcy or otherwise, our business financial condition, results of operations and liquidity would be adversely affected.

We have a high concentration of sales from relatively few titles, which may impact future net revenues if we do not acquire additional titles.  Our top five fiscal 2011 new release exclusive titles accounted for approximately 5.6% of our fiscal 2011 net revenues.  Our top ten fiscal 2011 new release exclusive titles accounted for approximately 9.4% of our fiscal 2011 net revenues.  Sales for these catalogue titles have decreased over time and will probably continue to do so until our rights expire.  If we are unable to acquire titles of equal or greater strength and popularity to replace the revenue provided by our existing titles, our future net revenues will be negatively impacted.

Our strategy to acquire cast-driven finished feature film content may not be successful, which could adversely impact our business, results of operations and financial condition.  We are primarily known as an aggregator of exclusive distribution rights for eclectic, non-feature film entertainment programming.  In our effort to acquire more cast-driven finished feature films, we face competition from other distribution entities that are well known for acquiring and distributing this genre of programming.  We face competition from better-capitalized entities, including the major motion picture and independent studios, and may be unable to offer the same upfront money required to secure the rights for certain available programming.  While we have key members of management and staff with feature film acquisition, sales and marketing talent and experience, we may not be ultimately successful in acquiring or selling feature film content competitively or to the extent of our current plans.  With the maturation of the general DVD market, our inability to successfully acquire or sell cast-driven feature film content could adversely impact our business, results of operations and financial condition.

We are subject to risks associated with our strategy of pursuing acquisitions, joint ventures and partnering arrangements.  A key element of our business strategy is acquiring accretive businesses and entering into joint ventures and other creative partnering arrangements, which pose unique risks.  For example, regardless of whether we complete any such transaction, its negotiation, as well as the integration of any acquired business, could require us to incur significant costs and cause diversion of management’s time and resources.  We may not realize the anticipated benefit from any of the transactions we pursue.  Further, any such transaction could also potentially result in the future impairment of goodwill and other intangibles, development write-offs and other related expenses. Any of the foregoing could have a material adverse effect on our business, results of operations and financial condition.

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

Our current genre revenue concentrations may become unpopular with our retail customers and end-consumers, which may adversely impact our business.  During fiscal 2011 and 2010, the majority of our revenues were from our DVD sales, which were heavily weighted toward comedy, music and television-related DVD programming and feature film programming.  We may not be able to successfully continue producing or acquiring content in the same genres, or achieve the same strength within these genres.  If we are unable to compete successfully in the home entertainment market for higher-profile content, our business may be adversely impacted.

Failure to satisfy terms and conditions of the Madacy transaction agreements may adversely impact our business, results of operations and financial condition.  We may be unable to satisfy all of the terms and conditions of the Madacy transaction, including, without limitation, the future repurchase of Madacy’s 30% interest in our subsidiary, Image/Madacy Home Entertainment, LLC.  If we are unable to satisfy the terms and conditions of the Madacy transaction and Madacy declares a material default that we are unable to timely rectify, we may lose the right to distribute content obtained under the Madacy transaction, which could adversely affect our business, results of operations and financial condition.  For more information regarding the Madacy transaction, please see “Purchase of Madacy Home Video” in Management’s Discussion and Analysis below.

We may be unable to recoup advances paid to secure exclusive distribution rights.  Our most significant costs and cash expenditures relate to acquiring content for exclusive distribution.  Most agreements to acquire content require upfront advances against royalties or net profits expected to be earned from future distribution.  The advance amounts are derived from our estimate of net revenues that will be realized from our distribution of the title.  Although these estimates are based on management’s knowledge of current events and actions management may undertake in the future, actual results will differ from those estimates.  If sales do not meet our original estimates, we may (i) not recognize the expected gross margin or net profit, (ii) not recoup our advances or (iii) record accelerated amortization and/or fair value write-downs of film costs, including the advances paid.  We recorded accelerated amortization and fair value write-downs of film costs in the amounts of $3.8 million and $5.5 million in fiscal 2011 and fiscal 2010, respectively.  Any of these events may adversely impact our business, results of operations and financial condition.

Inability to maintain relationships with our program suppliers and vendors may adversely impact our business.  We receive a significant amount of our revenue from the distribution of content for which we already have exclusive agreements with program suppliers.  However, those titles in production which have been financed by us may not be timely delivered as agreed or be of expected quality.  Delays or inadequacies in delivery of titles, including rights clearances, could negatively impact the performance of any given quarter or fiscal year.  In addition, our business, results of operations and financial condition may be adversely impacted if:

•	we are unable to renew our existing agreements as they expire;
•	our current program suppliers do not continue to support the DVD or other applicable format in accordance with our exclusive agreements;
•	our current content suppliers do not continue to license titles to us on terms favorable to us; or
•	we are unable to establish new beneficial supplier relationships to ensure acquisition of exclusive or high-profile titles in a timely and efficient manner.

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

Failure by third parties to promote our programming may adversely impact our business.  Decisions regarding the timing of release and promotional support of the programming we license and distribute are important in determining the success of a particular feature film, stand-up comedy performance, music concert or other product.  We may not control the manner in which a particular product is marketed and promoted, and we may not be able to fully control our corresponding releases.  Although actors, producers, artists, record companies and studios have a financial interest in the success of any films, concerts or other product we distribute, any marketing or promotional decision or restriction by such persons may negatively affect the success of our titles.

A continued high rate of product returns may adversely impact our business, results of operations and financial condition.  As with the major studios and other independent companies in this industry, we experience a relatively high level of product returns as a percentage of our revenues. Our allowances for sales returns may not be adequate to cover potential returns in the future, particularly in the case of consolidation within the home video retail marketplace which, when it occurs, tends to result in inventory consolidation and increased returns.  We have experienced a high rate of product returns over the past three years.  Although we experienced lower product returns in fiscal 2011 than fiscal 2010, we expect a relatively high rate of product returns to continue, which may adversely impact our business, results of operations and financial condition.

We depend on key and highly skilled personnel to operate our business, and if we are unable to retain our current personnel or hire additional personnel, our ability to develop and successfully market our business could be harmed.  Our success continues to depend to a significant extent on our ability to identify, attract, hire, train and retain qualified professional, creative, technical and managerial personnel.  Moreover, we believe that our success greatly depends on the contributions of our executive officers, including Chief Executive Officer Theodore S. Green, Chief Operating Officer and Chief Financial Officer John P. Avagliano, and Vice Chairman John W. Hyde.  Although we have employment agreements with certain of our executive management, any of our employees may terminate their employment relationship with us at any time, and their knowledge of our business and industry would be extremely difficult to replace.  The loss of any key employees or the inability to attract or retain qualified personnel could delay the acquisition of content and harm the market's perception of us.  Competition for the caliber of talent required to acquire and distribute content continues to increase.  If we are unable to attract and retain the qualified personnel we need to succeed, our business, results of operations and financial condition will suffer.

We depend on third-party shipping and fulfillment companies for the delivery of our products.  If these companies experience operational difficulties or disruptions, our business could be adversely impacted.  We rely on SPHE, our distribution and manufacturing partner, to determine the best delivery method for our products.  SPHE relies entirely on arrangements with third-party shipping companies, principally Federal Express, for small package deliveries and less-than-truckload service carriers for larger deliveries, for the delivery of our products. The termination of arrangements between SPHE and one or more of these third-party shipping companies, or the failure or inability of one or more of these third-party shipping companies to deliver products on a timely or cost-efficient basis from SPHE to our customers, could disrupt our business, reduce net sales and harm our reputation.  Furthermore, an increase in the amount charged by these shipping companies could negatively affect our gross margins and earnings.

Risks Relating to Our Industry

The standard DVD format has matured.  During calendar 2010, the DVD marketplace experienced the fourth straight year-over-year decline for the category since the format debuted in 1997.  The Digital Entertainment Group reported a noticeable decline in sales of packaged media units (including DVD and Blu-ray) in the fourth quarter of our fiscal 2011.  We generated approximately 64.7% and 76.6% of our net revenue in fiscal 2011 and 2010, respectively, from the sale of standard DVDs.  The continued maturation of the standard DVD format may adversely impact our business, results of operations and financial condition.  For more information regarding the trend of the DVD format maturation, see “Business – Industry Trends” above.

Decreasing retail prices for DVDs may negatively impact our revenues and gross profit margins.  The home entertainment programming market in which we compete is rapidly evolving and intensely competitive.  Many of our competitors, including major studios, are increasingly offering programming, particularly DVD programming, at lower prices.  They may be able to produce or secure content on more favorable terms and may be able to adopt more aggressive pricing policies than we can.  While we strive to improve our operating efficiencies and leverage our fixed costs so that we can afford to pass along these savings to our customers in the form of lower prices, the industry trend of lowering prices may, over time, lead to higher levels of competition and, therefore, lost sales, decreased profit margins or decreased overall revenues.

Decreasing retail shelf space for our industry may limit sales of our programming, which may adversely impact our business, results of operations and financial condition.  We face increasing competition from major motion picture studios, music labels and other independent content suppliers for limited retail shelf space, which space has been shrinking in absolute terms as “brick and mortar” retailers have fewer stores, and for retailer open-to-buy dollars.  Our exclusive content competes for a finite amount of shelf space against a large supply and diversity of entertainment content from other suppliers.  New DVD releases generally exceed several hundred titles a week.  We believe this competition can be especially challenging for independent labels like us, because the new DVD releases of major studios often have extremely high visibility and sales rates in the millions of units, and typically require much more shelf space to support.

Shelf space limitations at our “brick and mortar” retail customers are exacerbated by the increasing popularity of the high-definition DVD format, Blu-ray.  The combination of standard discs, premium discs and special-edition boxed sets across up to two formats means that a release can come in as many six different configurations.  With the possible exception of our most popular new release titles and top-selling catalogue titles, it can be a challenge to obtain the product placement necessary to maximize sales, particularly among the limited number of major retailers who comprise our core “brick and mortar” customers.  The continued retailer trend toward greater visibility for titles at the expense of quantity (i.e., “face out” rather than “spine out” DVD placement) has the effect of reducing the total number of titles actually carried by a retailer.

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

Piracy may reduce our revenues and adversely impact our results of operation.  The music industry is facing a major challenge in the form of piracy resulting from Internet downloading and recording devices.  This piracy has negatively affected industry revenues and profits.  As DVD recorders, DVRs and high-speed Internet connections become more popular and the storage capacity of personal computers increases, we may face greater piracy concerns with respect to our core DVD business.  Motion picture piracy is already extensive in many parts of the world and is made easier because of technological advances and the conversion of motion pictures into digital formats.  The proliferation of unauthorized copies of these products may reduce the revenue we receive from our products, which may cause an adverse material impact on our business.  In order to contain this problem, we require our retail distribution partners to implement elaborate and costly security and anti-piracy measures such as geo-filtering, which could result in significant expenses and loss of revenue.  Even with such security and anti-piracy measures, we may be unable to prevent piracy.

The entertainment and motion picture industries are rapidly evolving, and recent trends have shown that audience response to both traditional and emerging distribution channels is volatile and difficult to predict. The entertainment industry in general and the motion picture industry in particular continue to undergo significant changes, due both to shifting consumer tastes and to technological developments.  For example, new technologies, such as video-on-demand and Internet distribution of films, have provided motion picture companies with new channels through which to distribute their films.  Accurately forecasting both the changing expectations of movie audiences and market demand within these new channels has proven challenging.

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

Risks Relating to Our Stock and Credit Facility

Our issuance of preferred stock resulted in substantial dilution to our stockholders and stockholdings concentration, and the rights of the holders of preferred stock could render future financings and merger and acquisition transactions more difficult. On January 8, 2010, we raised gross proceeds of $22.0 million through the sale and issuance to affiliates of JH Partners, LLC (or JH Partners) of 22,000 shares of Series B Cumulative Preferred Stock (or Series B Preferred) and 196,702 shares of Series C Junior Participating Preferred Stock (or Series C Preferred), some of which were subsequently sold to our executive management team. The Series C Preferred subsequently converted into 196,702,000 shares of our common stock.  While this private placement provided us with additional working capital required to repay outstanding indebtedness and fund continuing operations, the transaction was extremely dilutive to our existing stockholders and concentrated our stockholdings.

Further, in the event of any merger or acquisition of Image, each share of Series B Preferred will be entitled to receive an amount in cash equal to the sum of (i) a liquidation preference of $1,000 per share (subject to adjustment upon any stock dividend, stock split, combination or other similar recapitalization with respect to the Series B Preferred) and (ii) the amount per share equal to accrued but unpaid dividends, which accrue on a cumulative compounding basis at a rate of 12% per annum on the liquidation preference of $1,000 per share.  This could have the effect of making future equity financing and merger and acquisition transactions more difficult.

Because of their significant stock ownership, our largest stockholders can exert significant influence over our future direction.  Our largest stockholders, JH Partners hold approximately 19,670 shares of Series B Preferred and 175,868,700 shares of our common stock (subject to adjustment upon the occurrence of certain events), representing approximately 68.81% of our outstanding voting securities as of June 1, 2011.  In connection with the sale of the Series B and C Preferred to JH Partners in January 2010, JH Partners designated the majority of the initial post-transaction members of our board of directors, two of whom work for JH Partners (Messrs. Patrick Collins and Michael John).  Since that time, two directors joined our board of directors, bringing the number up to five board members. (Our other two directors are our Chief Executive Officer Theodore Green and our Vice Chairman John Hyde (who replaced Mr. John from JH Partners), both of whom also hold substantial amounts of our equity and were recommended by JH Partners).  Accordingly, JH Partners is able to significantly influence all matters requiring approval by our stockholders, including the election of directors, the approval of mergers or other business combination transactions or a sale of all or substantially all of our assets.  The interests of JH Partners (or those of our other significant stockholders) may not coincide with the interests of other holders of our common stock.

We are not currently subject to The Nasdaq Global Market corporate governance requirements and you may not have the same benefits or protections afforded to stockholders of exchange listed companies. Effective as of February 3, 2010, trading in our common stock was suspended from trading on The Nasdaq Global Market due to, among things, failure to satisfy certain corporate governance requirements for continued listing. The Nasdaq Stock Market imposes certain corporate governance requirements on listed companies. For example, listed companies must, among other things, have a majority of independent board members and fully independent audit, nominating and compensation committees, which we do not meet.  Accordingly, you may not have the same protections afforded to stockholders of companies that are subject to, and in full compliance with, the corporate governance requirements of a securities exchange.

Our stock price may be subject to substantial volatility, and you may lose all or a substantial part of your investment.  Our common stock currently trades in the over-the-counter market on the OTCQB marketplace.  There is a limited public float, and trading volume historically has been limited and sporadic.  From June 1, 2010 through June 1, 2011, the closing price of our common stock ranged between $0.13 and $0.25 per share on volume ranging from none to over 500,000 shares per day.  As a result, the market price for our common stock may not necessarily be a reliable indicator of our fair market value.  The price at which our common stock will trade may be highly volatile and may fluctuate as a result of a number of factors, including the number of shares available for sale in the market, quarterly variations in our operating results, actual or anticipated announcements of new releases by us or competitors, the gain or loss of significant customers, changes in the estimates of our operating performance, and market conditions in our industry and the economy as a whole.

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

Failure to have our common stock listed on an exchange could have resulted and still could result in loss of investors, increased obligations under state securities laws, decreased coverage by securities analysts and a higher cost of capital. Effective as of February 3, 2010, trading in our common stock was suspended from trading on The Nasdaq Global Market. The quotations for our common stock now appear on the OTCQB marketplace of Pink OTC Markets Inc.  Delisting from The Nasdaq Global Market and failure to have our common stock listed on an exchange have subjected us to numerous consequences that may adversely affect our business, including the loss of investors. Further, delisting may result in decreased coverage by securities analysts.

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

Any future sales of equity may significantly impact the market price of our common stock.  Future sales of substantial amounts of our common stock, including shares that we may issue upon exercise of outstanding options, warrants or other convertible securities could adversely impact the market price of our common stock.  Further, if we raise additional funds through the issuance of common stock or securities convertible into or exercisable for common stock, the percentage ownership of our stockholders will or could be reduced and the price of our common stock may fall.

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

•
the requirement that, except as required by law and subject to any rights of holders of preferred stock, a special meeting of stockholders may be called only by the chairman of the board of directors, the chief executive officer, the president and the secretary, in each case pursuant to a resolution of the board of directors, which may delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors; and

•
advance notice procedures that stockholders must comply with in order to nominate candidates to our board of directors or to propose matters to be acted upon at a stockholders' meeting, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of us.

We are also subject to certain anti-takeover provisions under Delaware law.  Under Delaware law, a corporation may not, in general, engage in a business combination with any holder of 15% or more of its capital stock unless the holder has held the stock for three years or, among other things, the board of directors has approved the transaction.

Our liquidity substantially depends on our ability to borrow against our revolving credit facility.  Our cash collections are deposited into a lockbox with PNC, the lender under our revolving credit facility effective June 23, 2011.  The deposited cash receipts are automatically swept to reduce our outstanding loan balance.  Currently, all of our operating working capital needs are financed through borrowings under our revolving credit facility.  If PNC does not provide funding under our revolving credit facility due to (i) the occurrence of an event of default, as defined in the loan agreement, (ii) non-compliance with our covenants, or (iii) our borrowing to the fullest extent of the line, our liquidity, business, results of operations and financial condition would be materially adversely affected.  Additionally, delays or any failure to collect our trade accounts receivable, upon which our borrowing availability is substantially based, would have a negative impact on our borrowing availability and liquidity.  If we are unable to obtain funding under our revolving credit facility, we will have to seek additional sources of financing, which may not be available on acceptable terms or at all.

Our credit facility contains covenants that may limit the way we conduct business.  Our $17.5 million credit facility with PNC contains various covenants limiting our ability to:

•	incur or guarantee additional indebtedness;
•	pay dividends and make other distributions;
•	pre-pay any subordinated indebtedness;
•	make investments and other restricted payments;
•	make capital expenditures;
•	enter into merger or acquisition transactions; and
•	sell assets.

These covenants may prevent us from raising additional debt or equity financing, competing effectively or taking advantage of new business opportunities.

Additionally, our credit facility includes language that states that a material adverse change in our business, assets or prospects would be considered an “event of default.”  If we are unable to comply with the covenants, or satisfy the financial ratio and other tests, or should an event of default occur, as determined and invoked by PNC, a default may occur under our credit facility.  In the event of default, unless we are able to negotiate an amendment, forbearance or waiver with PNC, we could be required to repay all amounts then outstanding, which could have a material adverse effect on our liquidity, business, results of operations and financial condition, depending upon our outstanding balance at the time.

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

ITEM 3.                      LEGAL PROCEEDINGS

In the normal course of business, we are subject to proceedings, lawsuits and other claims, including proceedings under government laws and regulations relating to employment and tax matters.  While it is not possible to predict the outcome of these matters, it is the opinion of management, based on consultations with legal counsel, that the ultimate disposition of known proceedings will not have a material adverse impact on our financial condition, results of operations or liquidity.

ITEM 4.                      REMOVED AND RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock began trading on the OTCQB Marketplace of the Pink OTC Markets Inc. beginning on February 3, 2010.  Prior to that date, we traded on The NASDAQ Global Market® under the symbol “DISK.”  The table below presents the quarterly high and low sales prices as reported by Pink OTC Markets Inc. and The NASDAQ Global Market, as applicable for the relevant period, during the past two fiscal years.  Quotations from Pink OTC Markets Inc. reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

Fiscal Year Ended March 31, 2011	High	Low
Quarter ended June 30, 2010	$0.240	$0.170
Quarter ended September 30, 2010	$0.250	$0.150
Quarter ended December 31, 2010	$0.200	$0.130
Quarter ended March 31, 2011	$0.220	$0.130

Fiscal Year Ended March 31, 2010	High	Low
Quarter ended June 30, 2009	$1.630	$0.810
Quarter ended September 30, 2009	$0.930	$0.625
Quarter ended December 31, 2009	$0.860	$0.210
Quarter ended March 31, 2010	$0.354	$0.170

Stockholders

As of June 15, 2011, there were approximately 255,602,133 shares of our common stock issued and outstanding, which were held by 952 holders of record.  The number of holders of record does not include the number of persons whose stock is in nominee or “street name” accounts through brokers.

Dividend Policy

Except as described below, our loan agreement with PNC prohibits the payment of dividends.  For more information on these restrictions, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  We have never paid a cash dividend on our common stock, and we presently intend to retain all future earnings, if any, to fund development and growth of our business.

Under the terms of our Series B Preferred, we are required to accrue dividends at a rate of 12% per year.  These dividends are accrued, but may not be declared and paid without PNC’s approval.  So long as any shares of Series B Preferred are outstanding and until all dividends on the Series B Preferred have been paid or declared and set aside for payment, we are prohibited from, among other things, declaring or paying any dividend (whether in cash or property) and from making any other distribution on any shares of our preferred stock or common stock.  Our ability to satisfy our dividend obligations, including making the payments described above, will depend upon our future operating performance and on economic, financial, competitive, and other factors, many of which may be beyond our control.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions.  As described under the heading "Forward-Looking Statements" of this Annual Report our actual results could differ materially from those anticipated in our forward-looking statements.  Factors that could contribute to such differences include those discussed elsewhere in this Annual Report, including in Item 1A of this Annual Report under the heading “Risk Factors.”  You should not place undue reliance on our forward-looking statements, which apply only as of the date of this Annual Report.  Except as may be required under federal law, we undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur.

You should read the following discussion and analysis in conjunction with our consolidated financial statements and related footnotes included in Item 8 of this Annual Report.

Overview

General

We are a leading independent licensee and distributor of home entertainment programming in North America.  During the latter part of fiscal 2011, as a result of changes in management’s view of the Company's operations, the Company reorganized its reporting segments in order to better align them with the methods used by management to manage, evaluate, operate and internally report the business activities of the Company.  Based on this reorganization, the Company's three former reporting segments, Domestic, Digital and International, have been combined into and restated in one reporting segment, Worldwide Entertainment.  Our discussion and analysis of our financial condition and results of operations is based on our single reporting segment.

Our Worldwide Entertainment business consists of the acquisition, content enhancement and worldwide distribution of exclusive content in various formats, including DVD, Blu-ray, digital, broadcast (including cable and satellite), video-on-demand (or VOD), streaming video, downloading and sublicensing.

Revenue Sources

Our primary source of revenues continues to be from the acquisition and distribution of exclusive DVD content, including Blu-ray, which accounted for approximately 83% and 87% of our consolidated net revenues in fiscal 2011 and 2010, respectively. The acquisition and distribution of exclusive Blu-ray content accounted for approximately 18% and 10% of our consolidated net revenue in fiscal 2011 and 2010, respectively.

Revenues derived from the digital distribution of our exclusive content rights continue to grow as a percentage of revenues.  Net revenues derived from digital distribution accounted for approximately 7.0% and 4.5% of our consolidated net revenue in fiscal 2011 and 2010, respectively.

We are a valued provider of digital content in several key categories, including stand-up comedy, long-form music, titles filmed for the IMAX format and feature films. Digital rental, a type of VOD, has been particularly strong due to the higher profile features. Many of our titles have consistently made top rental charts on key retail sites. We have also experienced increased revenue streams from advertising-supported models like Hulu and YouTube, which have been promising, especially for catalogue product.

Domestic consumption of mobile video has been concentrated in more channel-oriented content like Sprint Movies, FloTV, ESPN and CNN. While some genre-based subscription channels exist, the mobile network has not yet been able to provide a true broadband experience, and in turn mobile video growth has not yet met industry projections. We currently provide programming to two mobile aggregators who manage channels on all four major mobile carriers. Certain programs have had success, but the overall number of available programs is relatively small and current growth is modest.

Broadcast sales includes all forms of television distribution, including the sales of our content across broadcast television, pay-per-view (or PPV), VOD and non-theatrical platforms.

In general, we have seen the strongest growth on the VOD and Subscription VOD (or SVOD) side with steady growth on the electronic sell-through (or EST) side. This is consistent with consumer adoption trends. As retailers continue to offer consumer-friendly devices that make access to these on-demand services easier, including allowing consumption in the consumer’s home, we believe we are well-positioned to capture business in that growing distribution channel.

We continue our efforts to acquire more programming with international rights.  When appropriate, the Company now seeks the greatest variety of distribution rights regarding acquired content in the greatest variety of formats, including DVD, Blu-ray, broadcast, VOD and digital, for both domestic and international use.  This allows the Company to further diversify its revenue streams.

Revenues derived outside the U.S. and Canada primarily represent proceeds from sublicenses with Universal Music Group International, Warner Music Australia and Digital Site for their distribution of our exclusive DVD content.  Music-related DVDs have performed well for us internationally.  To date, most of the feature films we have acquired do not include international rights.

We also derive other revenues from distribution of CDs as well as rental, theatrical and non-theatrical revenue streams.

Cost Structure

Our most significant costs and cash expenditures relate to acquiring content for exclusive distribution and, to a lesser extent recently, the funding of content production or co-production for exclusive distribution.  Additionally, we incurred substantial legal, investment banking and other expenses during fiscal 2011 related to the Madacy and SPHE transactions and during fiscal 2010 related to the JH Partners investment transactions described below.

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

We generally acquire programming through exclusive license/distribution agreements, whereby we either pay royalties or receive distribution fees and pay net profits after recoupment of our upfront costs.  Upon entering into a typical license (royalty) agreement, we pay, as an advance, royalties which normally become due to the content supplier 45 days following the quarter in which the sale of the title to our retail customers has occurred.  Under a typical exclusive distribution agreement, we may pay upfront fees, which are expressed as advances against future net profits, or we may pay for the cost of the content’s production in advance.

In addition to advances, upfront fees and production costs, the other significant costs we incur are:

•	DVD/Blu-ray replication;
•	packaging;
•	advertising, promotion, and market development funds provided to retail customers;
•	domestic shipping costs from self-distribution of exclusive content;
•	personnel; and
•	music publishing on exclusive music-related DVD/Blu-ray and CD titles.

We focus on achieving long-term, sustainable growth and profitability.  We also seek to improve our cash flow position in order to continue funding operations and licensing, or entering into exclusive distribution agreements, for high-quality entertainment content.

Fiscal 2011 Financial Highlights and Subsequent Event

•	Consolidated net revenues decreased 4.4% to $88,959,000 for fiscal 2011, from $93,070,000 for fiscal 2010.
o	DVD (not including Blu-ray) net revenues decreased 19.2% to $57,533,000, from $71,248,000.
o	Blu-ray net revenues increased 70.8% to $16,162,000, from $9,463,000.
o	Digital distribution net revenues increased 50.0% to $6,258,000, from $4,171,000.
o	Broadcast net revenues increased 43.3% to $5,961,000, from $4,159,000.
o
Other net revenues, including CD, rental, scanned-based trading, decreased 24.4% to $3,045,000, from $4,029,000, primarily due to lower rental revenue sharing activity as a result of the Hollywood/Movie Gallery bankruptcy and Blockbuster reorganization.

•
Consolidated gross profit margin increased to 23.0% for fiscal 2011, compared to 20.1% for fiscal 2010, primarily as a result of the lower manufacturing costs with Sony Pictures Home Entertainment (or SPHE) as well as higher margin on sales of Madacy product.  See “2011 Events” below.

•
Consolidated selling expenses were $6,326,000 for fiscal 2011 compared to $11,272,000 for fiscal 2010 and, as a percentage of revenues, decreased to 7.1% from 12.1% for fiscal 2010 primarily due to lower advertising and promotional expenses.  See “Results of Operations—Selling Expense” below.

•
Consolidated general and administrative expenses were $13,482,000 for fiscal 2011, down 27.6% from $18,614,000 for fiscal 2010, primarily due to lower personnel costs.  See “Results of Operations—General and Administrative Expense” below.

•	Noncash interest expense related to amortization of debt discount and deferred financing costs totaled $391,000, for fiscal 2011, down 42.1% from $675,000 for fiscal 2010.

•
Our net loss applicable to common shareholders for fiscal 2011 was $1,575,000 ($0.01 per diluted share), compared to a net loss applicable to common shareholders of $6,950,000 ($0.31 per diluted share) for fiscal 2010.

•	We completed the purchase of the home video business from Madacy Entertainment in the second quarter of fiscal 2011.

•	We transitioned our distribution to SPHE during the second half of fiscal 2011.

•
Subsequent to March 31, 2011 on June 23, 2011, we entered into a three-year Revolving Credit and Security Agreement with PNC Bank, which provides us with a revolving credit facility of up to $17.5 million based upon eligible receivables and inventory.

The highlights above and the discussion under “2011 Events” below are intended to identify some of our more significant results and transactions during our fiscal year ended March 31, 2011 and subsequent, and should be read in conjunction with the related discussions in this Annual Report, including below under “Liquidity and Capital Resources” and “Results of Operations” and our consolidated financial statements and footnotes included in Item 8.

2011 Events

New Revolving Credit Facility

On June 23, 2011, we entered into a three-year Revolving Credit and Security Agreement (or PNC Credit Facility) with PNC Bank, National Association (or PNC).

Our previous credit facility, which provided a revolving line of credit of up to $15 million and was set to expire on July 31, 2011, was repaid in full with proceeds from the PNC Credit Facility and terminated.  The PNC Credit Facility provides for up to a $17.5 million revolving line of credit commitment, including a letter of credit subfacility with a $1.5 million sublimit.  Advances under the PNC Credit Facility generally are limited to the total of:  (i) 85% of eligible accounts receivable; (ii) 60% of eligible inventory (with an inventory sublimit of 25% of the borrowing base); and (iii) the lesser of $3 million or the amount of certain letters of credit provided by one or more affiliates of JH Partners, LLC (or JH Parties).  Reserves against the borrowing base and eligibility determinations generally are made at PNC's discretion.  The amount of outstanding credit under the PNC Credit Facility is capped at $5 million during a 30-day clean-up period annually between January 1 and April 30, with such period to commence each year on a date we select.

At our option, subject to certain limitations (including, most notably, on eurodollar rate advances), interest rates under the PNC Credit Facility are equal to either (a) the sum of the alternate base rate plus 1.75% or (b) the sum of the eurodollar rate plus 3.25%.  For purposes of the PNC Credit Facility:  the "alternate base rate" means a rate equal to the higher of (i) PNC's base commercial lending rate, (ii) the average rate on overnight federal funds plus 0.5% and (iii) the applicable daily LIBOR rate plus 1%; and the "eurodollar rate" means the interest rate determined by PNC by dividing (i) the rate which appears on the Bloomberg Page BBAM1 or another eligible source selected by PNC, by (ii) a number equal to 1.00 minus the applicable Federal Reserve percentage.

As of June 28, 2011, we had a maximum borrowing availability of $8.7 million ($11.3 million based upon eligible accounts receivable and inventory less the $2.6 million minimum block), of which $3.7 million was used, and our borrowing rates were 5.00% (based on the alternative base rate, which is Prime Rate of 3.25% plus 1.75%) and 3.56% (based on the eurodollar rate, which is three-month LIBOR of 0.31% plus 3.25%).

The obligations under the PNC Credit Facility are secured by a lien on substantially all of our assets.  Our obligations under the PNC Credit Facility, up to a maximum of $10.5 million, are guaranteed by JH Parties.

The PNC Credit Facility provides for certain loan covenants, including financial covenants providing for a minimum senior fixed charge coverage ratio of not less than 1.20 to 1.00 and a minimum fixed charge coverage ratio of not less than 1.10 to 1.00 (i.e., consolidated EBITDA (minus unfinanced capital expenditures and income taxes) to consolidated total debt (plus certain management fees, and, in the case of the fixed charge coverage ratio, certain dividend payments) over a rolling prior four fiscal quarter period), and limitations on our ability with regard to the incurrence of debt, the disposition and preservation of collateralized assets, transactions with affiliates (other than payment of certain management fees), the existence of liens, capital expenditures, stock repurchases and dividends, investments, amendments of certain business arrangements with SPHE and Sony DADC (collectively Sony parties) and of the Image/Madacy Home Entertainment LLC (or IMHE) management agreement) and mergers, dispositions and acquisitions (with certain limited exceptions for the purchase of third-party equity interests in IMHE).  The PNC Credit Facility contains events of default  that include, among others, non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations and warranties, bankruptcy and insolvency events, material judgments, cross defaults to certain other contracts (including, for example, business arrangements with Sony parties and other material contracts) and indebtedness and events constituting a change of control or a material adverse effect in any of our results of operations or condition (financial or otherwise).  The occurrence of an event of default will increase the applicable rate of interest and could result in the acceleration of our obligations under the PNC Credit Facility and JH Parties being required to pay certain of our obligations under the PNC Credit Facility.

Purchase of Madacy Home Video

On September 7, 2010 (the Closing), we and our then wholly-owned subsidiary Image/Madacy Home Entertainment, LLC (IMHE) executed an Asset Purchase Agreement with the effective date of August 31, 2010 (Purchase Agreement) with Madacy Entertainment, LP (Seller) and Madacy Entertainment US, Inc. (Madacy US).  Pursuant to the Purchase Agreement, IMHE purchased Seller’s home video division, consisting of certain DVD inventory, content advances and certain other assets, including the trade name “Madacy Home Video” (collectively, the Home Video Division).  Pursuant to a Sublicense Agreement also executed on September 7, 2010 with an effective date of August 31, 2010 (Sublicense Agreement), IMHE exclusively sublicensed all of Madacy US’ rights to content for distribution (the Rights).

The Madacy transaction provides us a well-established, retail-supported platform for distribution of promotional, budget priced products in the United States and Canada.  In addition, we are able to further mine our substantial content library in developing new multi-disc product releases utilizing Madacy's unique packaging design and its dedicated retail shelf space.

The purchase price for the Madacy transactions included: (i) fair value of cash payments of approximately $1,213,000, of which $139,000 was included in accrued liabilities at March 31, 2011; (ii) the issuance of 940,070 shares of unregistered Image common stock valued at $200,000 (contractually based on the average closing price for 20 trading days ending immediately before the third trading day before the effective date of the Purchase Agreement, which approximates fair value); (iii) a 30% limited liability membership interest in IMHE (IMHE Noncontrolling Interest); (iv) the assumption of Seller’s obligations by IMHE under (1) the Replication Services Agreement (Replication Services Agreement) dated July 28, 2010 with the effective date of July 1, 2010 between Sony DADC US Inc. (Sony DADC) and Seller; (2) the Security Agreement (Security Agreement) dated June 1, 2010 between Sony DADC and Seller; and (v) the execution of a Guarantee Agreement (Guarantee Agreement) dated August 31, 2010 by Image in favor of Sony DADC, guarantying all of the obligations of IMHE to Sony DADC pursuant to the Replication Services Agreement and Security Agreement.  The obligations under the Replication Services Agreement include, without limitation, the repayment of a $2 million advance ($1,826,000 net of a discount of $174,000) to Sony DADC pursuant to the terms and conditions of such agreement.  The $2 million advance is to be repaid at $0.10 per IMHE disc manufactured until the advance is repaid.

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

In connection with the purchase of the Home Video Division, on September 7, 2010, we entered into a three year Management Services Agreement with Madacy Entertainment Management LP, and IMHE entered into an Employee Services Agreement with Sonoma Entertainment LP, each of which was effective August 31, 2010.  Pursuant to the Management Services Agreement, we will pay fees for management services provided by certain employees who oversaw the Seller’s Home Video Division prior to the Closing.  The management fee is $400,000 per year for each of the three years of the term, subject to adjustment based on IMHE’s operating income as calculated in accordance with the terms and conditions of the Operating Agreement (which has a $200,000 floor and an $800,000 ceiling annually), to be paid quarterly.  Pursuant to the Employee Services Agreement, IMHE agreed to pay approximately CDN$29,000 per month for the services of certain people employed in connection with the Seller’s Home Video Division prior to the Closing who will continue to assist IMHE with the Home Video Division.  The Employee Services Agreement will remain in effect until Image’s repurchase of the IMHE Noncontrolling Interest.

In connection with the purchase of Madacy Home Video, Madacy’s distribution agreement with MMS-Millennium Media Services was assigned to IMHE for distribution of the IMHE products.

Manufacturing and Distribution with Sony Pictures Home Entertainment

On August 23, 2010, we signed a three-year Distribution Services and License Agreement with Sony Pictures Home Entertainment Inc. (SPHE), to act as exclusive manufacturer to meet the Company’s DVD requirements, including Blu-ray Disc high-definition format, and to provide related distribution and other logistics services in exchange for certain fees.  SPHE acts as our vendor of record for shipments of physical product to North American retailers and wholesalers.  However, under our relationship with SPHE, we are responsible for the credit risk from the end customer with respect to accounts receivable.  On September 8, 2010, an interest-free $2.5 million advance against future replication from SPHE, to be repaid at $0.15 per disc manufactured until the advance is repaid, and a $750,000 non-recoupable advance were received from SPHE and were used to reduce the then-outstanding borrowings under our previous revolving credit facility with Wells Fargo Capital Finance. The non-recoupable advance was used to pay the fee incurred for terminating our arrangement with our former replicator.  Both advances (non-recoupable for the first year only and recoupable) are subordinated to all obligations outstanding to PNC Bank, N.A. under our new revolving credit facility. Until the advance is repaid, SPHE will have a security interest in all our assets in second position behind PNC. Given the progress we have made with the transition, it is likely that none of the termination conditions will be triggered within the first year and, therefore the termination fee was offset by the non-recoupable advance resulting in a net zero impact to cost of sales.  After the first year, the unrecouped portion of the recoupable advance is refundable, the nonrecoupable advance is not refundable.

The SPHE agreement provides us several significant advantages, including:

o	significant reduction in replication costs, particularly as related to Blu-ray manufacturing;

o
ability to sell directly to key accounts such as Walmart, Best Buy and Costco, which eliminated other third-party distributor fees, providing incremental revenues, higher gross margin and ability to better manage retail inventories;

o	ability to access SPHE’s point of sale reporting systems to better manage replenishment of store inventories on a daily basis to maximize revenues and minimize product returns; and

o	ability to access Sony's extensive Scan-Based Trading network that features product placement in over 20,000 drug and grocery outlets.

Sublicense Agreement with SPHE

Concurrent with entering into the Distribution Services and License Agreement with SPHE, we also entered into a Sublicense Agreement that provides us the ability to market and distribute 60 titles previously distributed by SPHE.  The list of titles includes releases such as Sydney Pollack's Absence of Malice (starring Paul Newman and Sally Field), ...And Justice For All (directed by Norman Jewison and starring Al Pacino), and Adaptation (directed by Spike Jonze, starring Nicolas Cage, Meryl Streep and Chris Cooper).

Customers’ Bankruptcy Filings

On February 16, 2011, Borders Group, Inc., filed for Chapter 11 bankruptcy protection.  Net revenues from Borders for fiscal 2011 was $742,000.  As of March 31, 2011, we recorded an aggregate reserve of $408,000 for potential uncollectible receivables from Borders, which was the net amount due at March 31, 2011 less payments received prior to the bankruptcy filing.  It is unclear as to whether we will recover any of the monies owed to us by Borders.

On September 23, 2010, Blockbuster Inc. filed for Chapter 11 bankruptcy protection. Net revenues from Blockbuster for fiscal 2011 was $1,079,000.  As of March 31, 2011, we recorded an aggregate reserve of $273,000 for potential uncollectible receivables from Blockbuster, which was the net amount due at March 31, 2011 less payments received prior to the bankruptcy filing.  It is unclear as to whether we will recover any of the monies owed to us by Blockbuster.

On February 2, 2010, Movie Gallery Inc., owner of rental chain Hollywood Video, filed for Chapter 11 bankruptcy protection.  Both Movie Gallery and Hollywood Video were customers of Image.  It is unclear as to whether we will recover any of the monies owed to us by Movie Gallery or Hollywood Video.  As of March 31, 2011, we had reserved 100% of the remaining receivables of $815,000, which represents our receivables from them prior to the bankruptcy filing.

Liquidity and Capital Resources

Working Capital

At March 31, 2011, we had a working capital deficit of $6.9 million, which is improved from a working capital deficit of $7.8 million at March 31, 2010.  Operational improvements from lower infrastructure costs and the execution of the SPHE distribution agreement were offset by the assumption of liabilities as a part of the purchase of Madacy Home Video and accrual of dividends related to the Series B Cumulative Preferred Stock (or Series B Preferred).

Our working capital has historically been generated from the following sources:
•	operating cash flows;
•	availability under our revolving credit facility;
•	private placement of debt and equity instruments;
•	advances from our disc manufacturer, sublicensors, subdistributors; and
•	trade credit.

The more significant factors affecting cash provided by our operating and financing activities during fiscal 2011 were:
•	$2.5 million advance on future manufacturing received under the Distribution Services and License Agreement with SPHE; and
•	$1.75 million advance on future Canadian distribution activities received from Entertainment One; and
•	overall savings from implementation of cost reduction plan implemented in January 2010.

The more significant factors affecting cash used in our operating, investing and financing activities during fiscal 2011 were:
•	increased production costs of $3.1 million;
•	increased royalties and distribution fee advances for exclusive content of $2.9 million;
•	purchase of the video business from Madacy Entertainment; and
•	net repayments of $264,000 under our revolving credit facility as a result of receipt of working capital.

During fiscal 2011, we believe we improved our overall liquidity and financial condition due to, among other things, the replication advance received from SPHE (as discussed above) as well as the continued effects of cost reduction plan although we continued to have constrained liquidity.  In fiscal 2010, we executed a cost reduction plan which included reducing personnel, benefit costs, advertising and other marketing expenditures, travel and trade show expenditures and third-party commissions.  The effects of these cost reductions carried into fiscal 2011.  These improvements in liquidity enabled the Company to increase its investment in high-profile content (including The Way Back) not released in fiscal 2011.

Capital Resources

Cash.  As of March 31, 2011, we had cash of $333,000, as compared to $460,000 as of March 31, 2010.

Borrowing Availability.  At March 31, 2011, our borrowing availability was $7.1 million ($8.6 million based upon eligible accounts receivable less the $1.5 million minimum requirement).

Wells Credit Facility.  During fiscal 2011, we had a revolving credit facility with Wells Fargo that provided us with a revolving credit facility of up to $15 million (reduced from $20 million on February 1, 2011) (or Wells Credit Facility). Actual borrowing availability under the line was based upon our level of eligible accounts receivable and eligible inventories.  The term of our Wells Credit Facility would have matured on July 31, 2011; however, on June 23, 2011, we entered into our PNC Credit Facility and repaid and terminated our Wells Credit Facility.  See  “2011 Events – New Revolving Credit Facility” above for additional information related to our PNC Credit Facility.

We were in compliance with all financial and operating covenants under the Wells Credit Facility at March 31, 2011 and are in compliance with all financial operating covenants under our PNC Credit Facility at June 28, 2011.  However, given our current liquidity constraints, it is not possible to determine whether we will be in compliance with all financial and operating covenants in the future.

Disc Replication Advance.  SPHE manufactures our tangible goods, including DVDs and Blu-ray discs.  On September 8, 2010, we received an interest-free $2.5 million advance against future manufacturing from SPHE, to be repaid at $0.15 per disc manufactured until the advance is repaid.  See “2011 Events – Manufacturing and Distribution with Sony Pictures Home Entertainment” above.

Results of Operations

During the latter part of fiscal 2011, as a result of changes in management’s view of the Company's operations, the Company reorganized its reporting segments in order to better align them with the methods used by management to manage, evaluate, operate and internally report the business activities of the Company.  Based on this reorganization, the Company's three former reporting segments, Domestic, Digital and International, have been combined into and restated in one reporting segment, Worldwide Entertainment.

Our Worldwide Entertainment business consists of the acquisition, content enhancement and worldwide distribution of exclusive content in various formats, including DVD, Blu-ray, digital, broadcast, including cable and satellite, video-on-demand, streaming video, downloading and sublicensing.

Net Revenues

Net revenues for fiscal 2011 were $88,959,000, compared with $93,070,000 for fiscal 2010.  The decrease in net revenues for fiscal 2011 as compared to fiscal 2010 was primarily due to fewer high-profile, cast-driven new releases in fiscal 2011 as a result of the fewer acquisitions made prior to January 2010 which were released in fiscal 2011.  Although DVD revenues were down by 19.2%, Blu-ray revenues were up 70.8% as a result of consumers’ continued acceptance of the Blu-ray format.  Both digital and broadcast formats were up as these formats continue to grow.  Other revenues in the table below include distribution of CDs as well as rental, theatrical and non-theatrical revenue streams.

Net Revenue by Format:

	Fiscal Year Ended March 31,
	2011	2010	% Change
	(in thousands)
DVD	$57,533	$71,248	(19.2)%
Blu-ray	16,162	9,463	70.8
Digital	6,258	4,171	50.0
Broadcast	5,961	4,159	43.3
Other	3,045	4,029	(24.4)
Net Revenues	$88,959	$93,070	(4.4)%

As a percentage of net revenues:
DVD	64.7%	76.6%
Blu-ray	18.2	10.2
Digital	7.0	4.5
Broadcast	6.7	4.5
Other	3.4	4.2
	100.0%	100.0%

In fiscal 2011, Amazon.com and AEC each accounted for approximately 16% of our net revenues.  In fiscal 2010, Amazon.com and AEC accounted for approximately 17% and 14% of our net revenues, respectively.  Additionally, our top five customers accounted for over 45% of our fiscal 2011 net revenues.  Our top performing 30 new release titles for fiscal 2011 and fiscal 2010 generated net revenues of $17.5 million and $25.2 million, respectively.  Our 30 top performing titles, whether released new in the fiscal year or in prior fiscal years, generated net revenues of $21.8 million and $33.2 million in fiscal 2011 and fiscal 2010, respectively.

Cost of Sales

Our consolidated cost of sales for fiscal 2011 was $68,480,000, or 77.0% of net revenues, compared to $74,337,000, or 79.9% of net revenues, for fiscal 2010.  The minimal fluctuation in consolidated cost of sales as percentage of consolidated net revenue between the two years is discussed in Gross Profit Margin below.

Gross Profit Margin

Our consolidated gross profit margin for fiscal 2011 was $20,479,000, or 23.0% of consolidated net revenues, compared to $18,733,000, or 20.1% of consolidated net revenues, for fiscal 2010, primarily as a result of the lower manufacturing costs with SPHE as well as higher margin on sales of Madacy product.  The gross profit margin in fiscal 2011 included a $2.5 million fourth quarter charge representing accelerated amortization and fair value write-downs, down from a fourth quarter fiscal 2010 charge for accelerated amortization and fair value write-downs of $2.8 million.  The fourth quarter fiscal 2011 charge negatively impacted fiscal 2011 gross margin by 2.9%, down from 3.0% for the fourth quarter fiscal 2010 charge.

Items affecting our gross margin included:

•	the sales mix of individual titles (because each of our exclusive agreements has differing terms);

•	the strength of a title’s sales performance;

•	the selling price of a title;

•	the costs that we are responsible for, including disc manufacturing and distribution costs; and

•	third-party net profit participations, specifically the royalty rates, distribution fees retained and profit splits inherent in the agreements.

A reconciliation of the factors contributing to the increase in gross margin percentage for fiscal 2011 of 23.0% from fiscal 2010 of 20.1% follows:

0.4%	Lower pricing discounts and market development funds provided to customers
6.2	Changes in product and format mix and manufacturing savings
(3.7)	Higher freight and fulfillment expenses
2.9%	Increase in gross profit margin

Selling Expenses

                Selling expenses for fiscal 2011 were $6,326,000 compared to $11,272,000 for fiscal 2010 and, as a percentage of consolidated net revenues, decreased to 7.1% from 12.1% for fiscal 2010.  This decrease was primarily due to the continued effects of the cost reduction plan which we began in fiscal 2010 and resulted in lower costs for advertising and promotional expenses associated with theatrical releases of $3.3 million in fiscal 2011.  A substantial portion of the higher selling expenses in fiscal 2010 was due to higher advertising and promotional expenses related to the theatrical release of one title, Management, which had associated advertising and promotional expense of $1.9 million in fiscal 2010.

Personnel costs and rent expense related to selling expenses were lower by $1.3 million and $180,000, respectively, for fiscal 2011 as compared to the prior year as a result of our cost reduction plan.

General and Administrative Expenses

General and administrative expenses for fiscal 2011 were $13,482,000 compared to $18,614,000 for fiscal 2010 and, as a percentage of consolidated net revenues, decreased to 15.2% from 20.0% for fiscal 2010, primarily due to lower costs as a result of our cost reduction plan.

More specifically, the decrease in general and administrative expenses was due to the following:

•	lower personnel and related costs by $3.5 million;
•	lower bad debt expense by $600,000;
•	lower depreciation costs by $515,000;
•	lower insurance premiums by $480,000;
•	lower consulting fees by $452,000;
•	lower investment banking fees by $304,000; and
•	lower rent expense by $148,000.

Offsetting the above expense decreases were:

•	higher external management fees by $458,000;
•	higher external legal fees by $390,000 associated with the SPHE and Madacy transactions; and
•	higher amortization of intangibles by $379,000.

      Other Expenses/Income

Other Expenses/Income consisted of interest expense, loss on extinguishment of debt and other income.

Interest Expense

	2011	2010	% Change
	(in thousands)
Noncash amortization of debt discount	$123	$321	(61.7)%
Noncash amortization of deferred financing costs	268	354	(24.3)
Change in fair value of noncontrolling interest	526	—	100.0
Interest expense, net of interest income	400	1,470	(72.8)
Interest expense, net	$1,317	$2,145	(38.6)%

As a percentage of net revenues	1.5%	2.3%	(0.8%)

Interest expense, net, for fiscal 2011 decreased as compared to fiscal 2010 primarily as a result of reduced interest-bearing debt levels.  Net noncash charges to interest expense, representing amortization of the manufacturing advance debt discount and deferred financing costs, for fiscal 2011 and 2010, totaled $391,000 and $675,000, respectively.  The change in fair value of noncontrolling interest relating to the Madacy transaction is included in interest expense due to the mandatorily redeemable right to purchase the IMHE Noncontrolling Interest.  See “Note 7—Long-Term Debt” for more information on the amortization and deferred financing costs.

Loss on Extinguishment of Debt

The net loss on extinguishment of debt for fiscal 2010 was $277,000, related to the amendment of our senior secured convertible note in July 2009 on substantially different terms and the subsequent note retirement in January 2010.  We had no similar event for fiscal 2011.

Other Income

The more significant components of other income of $2,386,000 for fiscal 2011 included:

•	$2,370,000 in noncash income resulting from the change in fair values of the stock warrant and purchase rights.

The more significant components of other income of $7,751,000 for fiscal 2010 included:
•	$5,218,000 forgiveness of debt from various vendors;
•	$1,469,000 in business interruption fees in accordance with a merger transaction that was terminated in April 2009;
•	$334,000 of deferred rent written-off as a result of the renegotiation of a long-term lease, which does not include a rent escalation clause; and
•	$571,000 in noncash income resulting from the change in fair values of the stock warrant, purchase rights and embedded derivatives.

Income Taxes

We have recorded state income and franchise taxes for fiscal 2011 and 2010.

Even though we have fully reserved our net deferred tax assets, such tax assets may be available to reduce future income taxes payable should we have future earnings. To the extent such deferred tax assets relate to net operating losses (or NOL) carryforwards, the ability to use such NOL carryforwards against future earnings will be subject to applicable carryforward periods and limitations subsequent to a change in ownership.

As of March 31, 2011, we had NOL carryforwards for federal and state income tax purposes of $30.8 million and $26.9 million, respectively; however, due to the limitations on the utilization of the federal and state NOL carryforwards as a result of the change in ownership that occurred during 2010, the maximum NOL carryforwards that may be available to offset future taxable income through 2031 were reduced to $12.4 million and $18.0 million, respectively.

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

Revenue Recognition.  In accordance with applicable Financial Accounting Standards Board (or FASB) guidance, we recognize revenues from home video distribution net of an allowance for estimated returns, as well as related costs, in the period in which the product is available for sale by our customers (at the point that title and risk of loss transfer to the customer, which is generally upon receipt by the customer, and in the case of new releases, after “street date” restrictions lapse).  Rental revenue under revenue sharing arrangements are recognized when we are entitled to receipts and such receipts are determinable.  We recognize revenues from domestic and international broadcast licensing and home video sublicensing, as well as associated costs, when the titles are available to the licensee and other FASB recognition requirements are met.  We defer fees received in advance of availability, usually in the case of advances received from Universal Music Group International, Digital Site, Warner Music Australia and other international home video sublicensees, and for broadcast, until other revenue recognition requirements have been satisfied.  Provisions for uncollectible accounts receivable are provided at the time of sale.  As of March 31, 2011, deferred revenue totaled $5,331,000, down 18.9% from March 31, 2010.

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

We base our estimates of ultimate revenue for each title on the historical performance of that title, similar titles and specific genre performance.  We attempt to reflect in our estimates the most current available information on the title.  We update such estimates based upon the actual results of each format’s revenue performance.  Estimates of ultimate revenues on a title-by-title basis are subject to substantial uncertainty.  Factors affecting future actual performance include focus from the sales and marketing department (including advertising, promotions and price reductions), availability of retail shelf space, retail customer product placement and advertising, maintenance of adequate inventory levels, concert touring by the artist in the case of music-related DVDs and CDs, retail sell-through, and ultimately continued end-user consumer demand.  Any of the above factors can contribute to a title’s actual performance exceeding or failing to meet our pre-release expectations of ultimate revenues.  Overestimation of ultimate revenues would cause unamortized costs to be amortized at a slower rate or a delay in adjusting costs to their fair value until such time estimates are reduced, causing unamortized costs to be overstated and increased amortization of costs in a later period.  Underestimation of ultimate revenues would cause unamortized costs to be amortized more quickly until ultimate revenue estimates are increased, causing unamortized costs to be understated and decreased amortization of costs in a later period.

Inventory Valuation.  For each reporting period, we evaluate our ending inventories for excess quantities and obsolescence.  This evaluation includes analysis of historical sales levels by title, format and genre, and projections of future demand.  In addition, we write down inventories that are considered obsolete or overstocked.  Remaining inventory balances are adjusted to approximate the lower-of-cost or market value, and result in a new basis in such inventory until sold.  If future demand or market conditions are less favorable than our projections, additional inventory write-downs may be required, and would be reflected in cost of sales in the period the revision is made.  Future demand will be dependent upon the continued retail customer acceptance of our content, future demand by end-user consumers, advertising, promotions and price reductions, market conditions (either favorable or unfavorable) and future warehouse storage limitations.  Should projections of future inventory demand be overstated, the value of inventory would be overstated and current cost of sales understated, with future cost of sales overstated.  Conversely, should projections of future demand be understated, the value of inventory would be understated and the current cost of sales overstated, with future cost of sales understated.

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

Valuation of Deferred Income Taxes.  Income taxes are accounted for under the asset and liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  We must assess the likelihood that our deferred tax assets will be recovered from future taxable income, and to the extent that it is more likely than not that such deferred tax assets will not be realized, we must establish a valuation allowance.  The establishment, or increase, of a valuation allowance increases income tax expense for such year. We have a valuation allowance against 100% of our net deferred tax assets, which are comprised primarily of NOL carryforwards. Even though we have fully reserved these net deferred tax assets for book purposes, we would still be able to utilize them to reduce future income taxes payable should we have future earnings.  To the extent such deferred tax assets relate to NOL carryforwards, the ability to use such NOLs against future earnings will be subject to applicable carryforward periods. As of March 31, 2011, we had NOL carryforwards for federal and state tax purposes of $12.4 million and $18.0 million, respectively, which may be available to offset taxable income through 2031.  These amounts available reflect the limitations in the utilization of our NOL carryforwards as a result of a change in ownership that occurred during the year ended March 31, 2010.

Derivatives.  ASC 820, Fair Value Measurements and Disclosures, which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under ASC 820 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under ASC 820 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value as follows:

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

Recently Issued Accounting Standards.

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

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This Update resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.”  ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011. The adoption of ASC No. 2011-04 is not expected to have a material impact on the Company’s financial statements.

ITEM 7A.                   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates and foreign currency exchange rates.  We are exposed to market risk in the ordinary course of our business, including interest rates and foreign currency exchange rates.

Interest Rate Fluctuation Risk

At March 31, 2011 and 2010, approximately $6.1 million and $6.4 million, respectively, of our outstanding borrowings were subject to changes in interest rates.  We do not use derivatives to manage this risk.  This exposure is primarily linked to the Prime Rate and LIBOR.

Management believes that moderate changes in the Prime Rate or LIBOR would not materially impact our operating results or financial condition.  For example, a 10.0% increase in fiscal year end interest rates would have resulted in (i) an approximate $29,000 annual increase in pre-tax loss based upon our outstanding borrowings at March 31, 2011 and (ii) an approximate $30,000 annual impact on pre-tax loss based upon our outstanding borrowings at March 31, 2010.

Foreign Exchange Rate Fluctuation Risk

At March 31, 2011 and 2010, our accounts receivable related to international distribution and denominated in foreign currencies were minimal.  These receivables are subject to future foreign exchange rate risk and could become significant in the future.  We distribute some of our licensed DVD programming (for which we hold international distribution rights) internationally through sub-licensees.  Additionally, we exploit international broadcast rights to some of our exclusive entertainment programming (for which we hold international broadcast rights).  Management believes that moderate changes in foreign exchange rates will not materially affect our operating results or financial condition.  To date, we have not entered into foreign currency exchange contracts.

ITEM 8.                      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

IMAGE ENTERTAINMENT, INC. AND SUBSIDIARIES
Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Image Entertainment, Inc.
Chatsworth, California

We have audited the consolidated balance sheets of Image Entertainment, Inc. and Subsidiaries (the Company) as of March 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the two years in the period ended March 31, 2011. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Image Entertainment, Inc. and Subsidiaries as of March 31, 2011 and 2010, and the results of their operations and their cash flows for each of the two years in the period then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

BDO USA, LLP
Los Angeles, California
June 29, 2011

IMAGE ENTERTAINMENT, INC.

CONSOLIDATED BALANCE SHEETS

March 31, 2011 and 2010

ASSETS

(In thousands)	2011	2010
Current assets:
Cash	$333	$460
Accounts receivable, net of allowances of
$8,462 – 2011
$8,688 – 2010	20,268	17,676
Inventories	13,709	12,659
Royalty and distribution fee advances	12,665	10,979
Other current assets	607	847
Total current assets	47,582	42,621
Noncurrent inventories, principally production costs	1,053	2,201
Noncurrent royalty and distribution advances	15,480	15,669
Property, equipment and improvements, net	605	1,105
Intangible assets	2,144	—
Goodwill	6,762	5,715
Other assets	86	86
Total assets	$73,712	$67,397

See accompanying notes to consolidated financial statements.

IMAGE ENTERTAINMENT, INC.

CONSOLIDATED BALANCE SHEETS, CONTINUED

March 31, 2011 and 2010

 LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)

(In thousands, except share data)	2011	2010
Current liabilities:
Accounts payable	$6,781	$6,803
Accrued liabilities	7,828	8,638
Accrued royalties and distribution fees	18,328	14,048
Accrued music publishing fees	4,727	5,846
Deferred revenue	5,331	6,571
Revolving credit facility	6,116	6,380
Current portion of long-term debt, less debt discount	1,795	—
Series B cumulative preferred stock dividends payable	3,546	616
Stock warrant and purchase rights	72	1,538
Total current liabilities	54,524	50,440
Noncontrolling interest liability	2,603	—
Long-term debt, less current portion, less debt discount	1,443	—
Long-term portion of stock warrant	—	904
Total liabilities	58,570	51,344
Commitments and Contingencies (Note 9)
Series B cumulative preferred stock, $0.0001 par value, 30,000 shares authorized; 22,600 issued and outstanding at March 31, 2011 and 2010, respectively, with a liquidation preference of $22.6 million plus accrued and unpaid dividends as of March 31, 2011 and 2010, respectively (Note 10)	5,839	6,019
Series C junior participating preferred stock, $0.0001 par value, 67,933.4 and 270,000 shares authorized at March 31, 2011 and 2010, respectively; none and 202,066.6 issued and outstanding at March 31, 2011 and 2010, respectively	—	10,895
Stockholders' equity (deficit):
Common stock, $.0001 par value, 500 million and 100 million shares authorized at March 31, 2011 and 2010, respectively; 255,602,000 and 25,356,000 issued and outstanding at March 31 2011 and 2010, respectively	26	3
Additional paid-in capital	65,000	53,284
Accumulated deficit	(55,723)	(54,148)
Net stockholders’ equity (deficit)	9,303	(861)
Total liabilities, preferred stock and stockholders’ equity (deficit)	$73,712	$67,397

See accompanying notes to consolidated financial statements.

IMAGE ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended March 31, 2011 and 2010

(In thousands, except per share data)	2011	2010
NET REVENUES	$88,959	$93,070
COST OF SALES	68,480	74,337
Gross profit	20,479	18,733
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Selling expenses	6,326	11,272
General and administrative expenses	13,482	18,614
Total selling, general and administrative expenses	19,808	29,886
INCOME (LOSS) FROM OPERATIONS	671	(11,153)
OTHER EXPENSES (INCOME):
Interest expense	1,317	2,145
Loss on extinguishment of debt	—	277
Other income	(2,386)	(7,751)
	(1,069)	(5,329)
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	1,740	(5,824)
PROVISION FOR INCOME TAXES	26	98
NET INCOME (LOSS)	1,714	(5,922)
Dividend on Series B cumulative preferred stock	(2,930)	(616)
Deemed dividend on Series C junior participating preferred stock	(359)	(412)
NET LOSS APPLICABLE TO COMMON SHAREHOLDERS	$(1,575)	$(6,950)
NET LOSS PER COMMON SHARE:
Net loss per common share – basic and diluted	$(0.01)	$(0.31)
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	110,310	22,644

See accompanying notes to consolidated financial statements.

IMAGE ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the Years Ended March 31, 2011 and 2010

	Common Stock
(In thousands)	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Total
Balance at April 1, 2009	21,856	$2	$52,693	$(47,198)	$5,497
Issuance of stock	3,500	1	226	—	227
Series C junior participating preferred stock deemed dividend	—	—	—	(412)	(412)
Series B cumulative preferred stock dividend	—	—	—	(616)	(616)
Share-based compensation	—	—	365	—	365
Net loss	—	—	—	(5,922)	(5,922)
Balance at March 31, 2010	25,356	3	53,284	(54,148)	(861)
Issuance of common stock	2,190	—	273	—	273
Issuance of restricted stock awards	25,990	3	—	—	3
Series C junior participating preferred stock conversion	202,066	20	10,875	—	10,895
Series B cumulative preferred stock dividend	—	—	—	(2,930)	(2,930)
Share-based compensation	—	—	568	—	568
Series C junior participating preferred stock deemed dividend	—	—	—	(359)	(359)
Net income	—	—	—	1,714	1,714
Balance at March 31, 2011	255,602	$26	$65,000	$(55,723)	$9,303

See accompanying notes to consolidated financial statements.

IMAGE ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended March 31, 2011 and 2010

(In thousands)	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,714	$(5,922)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of production costs	4,366	4,346
Depreciation and other amortization	572	1,085
Amortization of debt discount	123	321
Amortization of deferred manufacturing costs	(40)	(503)
Amortization of deferred financing costs	269	353
Amortization of intangible assets	407	—
Benefit from reserves for doubtful accounts, sales returns and other credits	(1,184)	(2,048)
Accelerated amortization and fair value write-down of advance royalty and distribution fees	4,067	2,276
Loss on extinguishment of debt	—	277
Gain on forgiveness of liabilities	—	(5,218)
Change in fair value of warrant, purchase rights and embedded derivatives	(2,370)	(570)
Stock-based compensation expense	568	365
Noncash consideration from disposal of property, equipment and improvements	—	200
Change in fair value of noncontrolling interest liability	526	—
Gain on disposal of property, equipment and improvements	(16)	(161)
Noncash consideration for investment banking services received	76	597
Changes in assets and liabilities associated with operating activities:
Accounts receivable	(1,408)	3,748
Inventories	372	1,713
Royalty and distribution fee advances	(2,889)	2,940
Production cost expenditures	(3,052)	(3,784)
Other assets	(38)	288
Accounts payable, accrued royalties, fees and liabilities	(771)	1,226
Deferred revenue	(1,240)	1,536
Net cash provided by operating activities	52	3,568
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(100)	(68)
Proceeds from sale of equipment	44	—
Acquisition of business	(1,074)	—
Payment to noncontrolling interest holder	(75)	—
Net cash used in investing activities	(1,205)	(68)

See accompanying notes to consolidated financial statements.

IMAGE ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

For the Years Ended March 31, 2011 and 2010

(In thousands)	2011	2010
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facility	$51,458	$86,996
Repayments of borrowings under revolving credit facility	(51,722)	(91,549)
Proceeds from long-term debt	2,500	—
Repayments of long-term debt	(1,210)	(18,197)
Net proceeds from issuance of preferred stock	—	18,908
Net cash provided by (used in) financing activities	1,026	(3,842)
DECREASE IN CASH:	(127)	(342)
Cash at beginning of year	460	802
Cash at end of year	$333	$460
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$376	$1,334
Income taxes	$30	$(75)

See accompanying notes to consolidated financial statements.

IMAGE ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

For the Years Ended March 31, 2011 and 2010

SUPPLEMENTAL DISCLOSURES OF NONCASH OPERATING, INVESTING AND FINANCING ACTIVITIES:

During the fiscal years ended March 31, 2011 and 2010, we accrued approximately $3.5 million and $1.1 million, respectively, for royalty advances and distribution fees for committed unpaid royalty and production advances where future payment is based upon the release of the program or the passage of time.

During the fiscal years ended March 31, 2011 and 2010, we accrued a total of $3.5 million and $616,000, respectively for undeclared dividends on Series B Cumulative Preferred Stock (or Series B Preferred).

During the fiscal year ended March 31, 2011, we issued 1,250,000 shares of Common Stock in exchange for financial advisory and investment banking services from Pali Capital, Inc.  During the fiscal year ended March 31, 2010, we issued 600 shares of Series B Preferred, 5,364.6 shares of Series C Junior Participating Preferred Stock in exchange for financial advisory and investment banking services from Pali Capital, Inc.

During the fiscal year ended March 31, 2011, we issued 940,070 shares of Common Stock to Madacy Entertainment, L.P. in connection with the acquisition of certain assets and liabilities. Of the $1,213,000 cash consideration, $139,000 was included in accounts payable at March 31, 2011 resulting in cash paid of $1,074,000 during the fiscal year ended March 31, 2011.  See “Note 2.Purchase of Madacy Home Video.”

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

The accompanying consolidated financial statements include the accounts of Image Entertainment, Inc. and its majority-owned subsidiary Image/Madacy Home Entertainment, LLC (or collectively, we, our or us).

All significant intercompany balances and transactions have been eliminated in consolidation.

Business.  We engage primarily in the domestic acquisition and wholesale distribution of entertainment content for release on DVD, digitally and in other entertainment formats, via exclusive distribution and royalty agreements.  We also distribute our exclusive DVD programming internationally, primarily by relying on sublicensees (particularly Universal Music Group International, Warner Music Australia and Digital Site), from whom we receive revenues in the form of royalty income.

JH Partners Transaction.  JH Partners, LLC and certain of their affiliates, collectively JH Partners, are the Company's largest stockholders and beneficially control approximately 69% of the Company's outstanding voting power, as well as a majority of the Company's Series B Cumulative Preferred Stock (or Series B Preferred).  In addition, JH Partners and the Company are parties to various stockholder and management arrangements, which provide for, among other things, various equity transfer restrictions and participation rights and other requirements (including certain change-of-control events) and management fee payments.  See “Note 10. Stockholders’ Equity” and “Note 16. Related Party Transactions” below.

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

Cash.  Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of deposit accounts and trade accounts receivable. The Company places its cash with high credit quality financial institutions. The Company maintains bank accounts at financial institutions, which at times may exceed amounts insured by the Federal Deposit Insurance Corporation (or FDIC) and Securities Investor Protection Corporation (or SIPC). The Company has never experienced any losses related to these balances. Non-interest bearing cash balances were fully insured at March 31, 2011 due to a temporary federal program in effect from December 31, 2010 through December 31, 2012. Under the program, there is no limit to the amount of insurance for eligible accounts. Beginning in 2013, insurance coverage will revert to $250,000 per depositor at each financial institution, and non-interest bearing cash balances may again exceed federally insured limits. With respect to trade receivables, the Company performs ongoing credit evaluations of its customers’ financial conditions and limits the amount of credit extended when deemed necessary but generally requires no collateral.

Fair Value of Financial Instruments.  The carrying amount of our financial instruments, which principally include cash, trade receivables, accounts payable and accrued expenses, approximates fair value due to the relatively short maturity of such instruments. The fair value of our debt instruments approximates the amount of future discounted cash flows associated with each instrument.

Financial Accounting Standards Board (or FASB) Accounting Standards Codification (or ASC) 820, Fair Value Measurements and Disclosures, defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under ASC 820 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under ASC 820 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value as follows:

IMAGE ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.  Liabilities valued with level 3 inputs are described in “Note 8 – Purchase Rights, Stock Warrant Liability, and Embedded Derivatives” below.

Revenue Recognition.  Revenue is recognized upon meeting the recognition requirements of ASC 926, Entertainment—Films and ASC 605, Revenue Recognition.  Revenues from home video distribution are recognized net of an allowance for estimated returns, as well as related costs, in the period in which the product is available for sale by our customers (at the point that title and risk of loss transfer to the customer, which is generally upon receipt by the customer and in the case of new releases, after “street date” restrictions lapse).  Rental revenues under revenue sharing arrangements are recognized when we are entitled to receipts and such receipts are determinable.  Revenues from domestic and international broadcast licensing and home video sublicensing, as well as associated costs, are recognized when the programming is available to the licensee and other ASC 605 recognition requirements are met.  Fees received in advance of availability, usually in the case of advances received from Universal Music Group International, Digital Site, and other international home video sublicensees and for broadcast programming, are deferred until earned and all revenue recognition requirements have been satisfied.  Provisions for uncollectible accounts receivable are provided at the time of sale.

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

IMAGE ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Advertising Costs.  Our advertising expense consists of expenditures related to advertising in trade and consumer publications, product brochures and catalogs, booklets for sales promotion, radio advertising and other promotional costs.  In accordance with ASC 720-35, Other Expenses—Advertising Costs, and ASC 340-20, Other Assets and Deferred Costs—Capitalized Advertising Costs, we expense advertising costs in the period in which the advertisement first takes place.  Product brochures and catalogs and various other promotional costs are capitalized and amortized over the expected period of future benefit, but generally not exceeding six months.  We had minimal prepaid advertising costs at March 31, 2011 and 2010.  For fiscal 2011 and 2010, advertising and promotion expense included as a component of selling expenses was $2,358,000 and $5,706,000, respectively.

Market Development Funds.  In accordance with ASC 605-50, Revenue Recognition—Customer Payment and Incentives, market development funds, including funds for specific product positioning, taken as a deduction from payment for purchases by customers are classified by us as a reduction to revenues. The following reductions to consolidated net revenues have been made in accordance with the guidelines of ACS 605-50: $7,836,000 for fiscal 2011 and $8,590,000 for fiscal 2010.

Allowances Received From Vendors.  In accordance with ASC 605-50, we classify consideration received as a reduction in cost of sales in the accompanying statements of operations unless we receive an identifiable benefit in exchange for the consideration, or the consideration represents reimbursement of a specific, identifiable cost incurred by us in selling the vendor’s product.

IMAGE ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Shipping Income and Expenses.  In accordance with ASC 605-45, Revenue Recognition—Principal Agent Considerations, we classify amounts billed to customers for shipping fees as revenues, and classify costs related to shipping as cost of sales in the accompanying consolidated statements of operations.

Major Customers and Suppliers.  Amazon.com, Inc. and Alliance Entertainment LLC (or AEC) each accounted for approximately 16%, respectively, of our net revenues for the year ended March 31, 2011.  Amazon.com and AEC accounted for approximately 17% and 14%, respectively, of our net revenues for the year ended March 31, 2010.  No other customers accounted for more than 10% of our net revenues in fiscal 2011 or 2010.  At March 31, 2011, Amazon.com and AEC accounted for approximately 15% and 11%, respectively, of our gross accounts receivables.  At March 31, 2010, Amazon and AEC accounted for approximately 18% and 13%, respectively, of our gross accounts receivables.  Our content supplied by The Criterion Collection represented approximately 26% and 29% of our fiscal 2011 and 2010 net revenues, respectively.

Further, 42.1% of our gross accounts receivables is attributable to Sony Pictures Home Entertainment (or SPHE), as they are our vendor of record for shipments of physical product to North American retailers and wholesalers.  As part of our arrangement with SPHE, SPHE collects the receivables from our end customers, provides us with monthly advance payments on such receivables (less a reserve), then trues up the accounts receivables accounting quarterly.  See “Note 7. Long-Term Debt - New Distribution Services and License Agreement and Related Advance.”

Goodwill.  Goodwill is not amortized, but instead is tested for impairment at least annually.  We performed our annual test of goodwill impairment and have concluded that there was no impairment.

Impairment of Long-Lived Assets.  We review the impairment of long-lived and specific, definite-lived, identifiable intangible assets whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.  An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount.  We have no intangible assets with indefinite useful lives.

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

Income Taxes.  We account for income taxes pursuant to the provisions of ASC 740, Income Taxes, whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases and the future tax benefits derived from operating loss and tax credit carryforwards.  We provide a valuation allowance on our deferred tax assets when it is more likely than not that such deferred tax assets will not be realized.  We have a valuation allowance against 100% of our net deferred tax assets at March 31, 2011 and 2010.

ASC 740, Income Taxes, requires that we recognize in the consolidated financial statements the impact of a tax position that is more likely than not to be sustained upon examination based on the technical merits of the position.  The first step is to determine whether or not a tax benefit should be recognized.  A tax benefit will be recognized if the weight of available evidence indicates that the tax position is more likely than not to be sustained upon examination by the relevant tax authorities.  The recognition and measurement of benefits related to our tax positions requires significant judgment as uncertainties often exist with respect to new laws, new interpretations of existing laws, and rulings by taxing authorities.  Differences between actual results and our assumptions, or changes in our assumptions in future periods, are recorded in the period they become known.

Earnings/Loss per Share.  Basic earnings/loss per share is computed using the weighted-average number of common shares outstanding during the period.  Diluted earnings per share are computed using the combination of dilutive common share equivalents and the weighted-average shares outstanding during the period.  Diluted loss per share is equivalent to basic loss per share as inclusion of common share equivalents would be antidilutive for the fiscal years ended March 31, 2011 and 2010.

Series B Preferred Stock Dividends.  We record preferred stock dividends on our Series B Preferred in our consolidated statements of operations based on the value of dividends at each dividend accrual date.  Our Series B Preferred has a cumulative compounding dividend rate equal to 12% per year of the liquidation preference of $1,000 per share (subject to adjustment upon any stock dividend, stock split or similar event).  Dividends will accrue automatically on a daily basis, but will be payable in cash only when, and if, declared by the Board.  Accrued dividends will be compounded quarterly with the effect that an additional dividend will accrue on each share of Series B Preferred at the dividend rate on the amount so compounded until such amount is actually paid.

IMAGE ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Options and Restricted Stock Awards.  ASC 718, Compensation—Stock Compensation, establishes standards with respect to the accounting for transactions in which an entity exchanges its equity instruments for goods or services, or incurs liabilities in exchange for goods or services, that are based on the fair value of the entity’s equity instruments, focusing primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  ASC 718 requires public entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions) and recognize the cost over the period during which an employee is required to provide service in exchange for the award.

Stock-Based Compensation Valuation and Expense Information.  The fair value of each option award is estimated on the date of grant using an option valuation model based on the assumptions noted in the following table.  Historically, we have used Black-Scholes model to value our options that have finite vesting terms.  During the fiscal year ended March 31, 2011, we issued options with performance and market conditions and therefore we used a Monte Carlo valuation model to value these options.  Expected volatilities are based on historical volatility of our stock and other factors.  The expected term of options granted represents the period of time that options granted are expected to be outstanding.  The following table represents the assumptions used in each of the specific models for options granted during fiscal 2011 and 2010:

	Monte Carlo Model Fiscal Year Ended March 31, 2011	Black-Scholes Model Fiscal Year Ended March 31, 2010

Risk-free interest rate	0.82% - 3.01%	1.68% - 1.89%
Expected term (in years)	3.95 years	3.9 to 4.6 years
Weighted-average vesting term (in years)	1.63 years	—
Expected volatility for options	98.3% - 158.7%	96% - 103%
Expected dividend yield	0%	0%

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

Stock-based compensation expense during fiscal 2011 and 2010 was $568,000 and $365,000, respectively.

Recently Issued Accounting Standards.

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

In August 2010, the FASB issued ASU No. 2010-21, Accounting for Technical Amendments to Various SEC Rules and Schedules.  This Update amends various SEC paragraphs pursuant to the issuance of SEC Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies and became effective upon issuance.  The adoption of ASC No. 2010-21 did not have a material impact on the Company’s financial statements.

IMAGE ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In August 2010, the FASB issued ASU No. 2010-22, Accounting for Various Topics—Technical Corrections to SEC Paragraphs.  This Update amends various SEC paragraphs and became effective upon issuance.  The adoption of ASC No. 2010-22 did not have a material impact on the Company’s financial statements.

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

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This Update resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.”  ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011. The adoption of ASC No. 2011-04 is not expected to have a material impact on the Company’s financial statements.

Reclassifications.  Some fiscal 2010 balances have been reclassified to conform to the fiscal 2011 presentation.

Liquidity.  While our balance sheet has improved over the past 12 months, our cash requirements for content acquisition continue to exceed the level of cash generated by day-to-day operations.  At March 31, 2011, we had a working capital deficit of $6.9 million, compared to a working capital deficit of $7.8 million at March 31, 2010. We may need to raise additional funds to acquire the rights to content we find desirable, particularly with respect to our competition for home entertainment rights to feature films.  Therefore, maximizing available working capital is critical to our business operations.  The distribution advances from SPHE and Entertainment One assisted us with the purchase of Madacy and other libraries.  These distribution advances augment our working capital needs in acquiring content.  On June 23, 2011, we obtained a three-year revolving credit line for up to $17.5 million.  See “Note 6. Revolving Credit Facility” below.  Our ability to borrow against collateralized assets such as receivables and inventory is more favorable compared to our previous revolving credit line.

Note 2.                 Purchase of Madacy Home Video.

On September 7, 2010 (the Closing), Image and its then wholly-owned subsidiary Image/Madacy Home Entertainment, LLC (IMHE) executed an Asset Purchase Agreement with the effective date of August 31, 2010 (Purchase Agreement) with Madacy Entertainment, LP (Seller) and Madacy Entertainment US, Inc. (Madacy US).  Pursuant to the Purchase Agreement, IMHE purchased Seller’s home video division, consisting of certain DVD inventory, content advances and certain other assets, including the trade name “Madacy Home Video” (collectively, the Home Video Division).  Pursuant to a Sublicense Agreement also executed on September 7, 2010 with an effective date of August 31, 2010 (Sublicense Agreement), IMHE exclusively sublicensed all of Madacy US’ rights to content for distribution (the Rights).

IMAGE ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The purchase price for the above transactions included: (i) fair value of cash payments of $1,213,000, of which $139,000 was included in accrued liabilities at March 31, 2011;(ii) the issuance of 940,070 shares of unregistered Image common stock valued at $200,000 (contractually based on the average closing price for 20 trading days ending immediately before the third trading day before the effective date of the Purchase Agreement, which approximates fair value); (iii) a 30% limited liability membership interest in IMHE (IMHE Noncontrolling Interest); (iv) the assumption of Seller’s obligations by IMHE under (1) the Replication Services Agreement (Replication Services Agreement) dated July 28, 2010 with the effective date of July 1, 2010 between Sony DADC US Inc. (Sony DADC) and Seller; (2) the Security Agreement (Security Agreement) dated June 1, 2010 between Sony DADC and Seller; and (v) the execution of a Guarantee Agreement (Guarantee Agreement) dated August 31, 2010 by Image in favor of Sony DADC, guarantying all of the obligations of IMHE to Sony DADC pursuant to the Replication Services Agreement and Security Agreement.  The obligations under the Replication Services Agreement include, without limitation, the repayment of a $2 million advance ($1,826,000 net of a discount of $174,000) to Sony DADC pursuant to the terms and conditions of such agreement.

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

In connection with the purchase of the Home Video Division, on September 7, 2010, Image entered into a three year Management Services Agreement with Madacy Entertainment Management LP, and IMHE entered into an Employee Services Agreement with Sonoma Entertainment LP, each of which was effective August 31, 2010.  Pursuant to the Management Services Agreement, Image will pay fees for management services provided by certain employees who oversaw the Seller’s Home Video Division prior to the Closing.  The management fee is $400,000 per year for each of the three years of the term, subject to adjustment based on IMHE’s operating income as calculated in accordance with the terms and conditions of the Operating Agreement (which has a $200,000 floor and an $800,000 ceiling annually), to be paid quarterly.  Pursuant to the Employee Services Agreement, IMHE agreed to pay approximately CDN$29,000 per month for the services of certain people employed in connection with the Seller’s Home Video Division prior to the Closing who will continue to assist IMHE with the Home Video Division.  The Employee Services Agreement will remain in effect until Image’s repurchase of the IMHE Noncontrolling Interest.

The purchase price allocation is based upon our valuation using the acquisition method of accounting in accordance with ASC 805, Business Combinations.  Under the acquisition method of accounting, the total purchase price is allocated to the net tangible and intangible assets of Madacy acquired, based on their estimated fair values.  The total purchase price was approximately $3.6 million as follows (in thousands):

Fair value of cash payments	$1,213
Image Entertainment, Inc. Common Stock	200
Total consideration paid	1,413
Noncontrolling interest liability	2,152
Total purchase consideration	$3,565

Based upon our valuation, approximately $2.5 million of the purchase price was allocated to intangible assets, subject to amortization.  We will amortize the non-compete, trade names and customer relationships intangible assets over five years and the film library intangible assets over three years using the straight-line method of amortization.  We are using straight-line amortization as it approximates the pattern of economic benefit to be derived from the intangible assets, specifically customer relationships.

IMAGE ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The results of operations for IMHE from the date of acquisition are included in our consolidated financial statements for the fiscal year ended March 31, 2011.  There were no operations for IMHE included for the fiscal year ended March 31, 2010.  The right to purchase IMHE Noncontrolling Interest is mandatorily redeemable by August 31, 2014, unless redeemed sooner at the Company’s option.  At acquisition, the IMHE Noncontrolling Interest was valued using the discounted cash flow method.  Since the mandatory redemption is time certain and is not triggered by liquidation or termination of IMHE, the Noncontrolling Interest of $2,603,000 at March 31, 2011 is recorded as a liability at its fair value.  There was no Noncontrolling Interest reported at March 31, 2010.  The change in the fair value of the noncontrolling interest from acquisition to fiscal year ended March 31, 2011 was $526,000 and is included as a component of interest expense in the consolidated statement of operations.  During the fiscal year ended March 31, 2011, the Company paid $75,000 to the noncontrolling interest holder towards the amount due for its share in the fiscal 2011 net income of IMHE.

Intangible assets at March 31, 2011 consist of the following:

	Gross Carrying	Accumulated		Useful
(In thousands)	Amount	Amortization	Net	Life (Yrs)

Customer relationships	$1,104	$(128)	$976	5
Film library	1,303	(254)	1,049	3
Trade name	110	(13)	97	5
Non-compete	25	(3)	22	5
	$2,542	$(398)	$2,144

Future amortization of intangible assets is approximately as follows:

Fiscal Year Ended March 31,	Amount
(In thousands)
2012	$682
2013	682
2014	429
2015	248
2016	103
$2,144

IMAGE ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Goodwill during the fiscal year ended March 31, 2011 changed as follows:

(In thousands)	Total

Goodwill as of March 31, 2010 and 2009	$5,715
Goodwill resulting from Madacy Home Video transaction	1,047
Goodwill as of March 31, 2011	$6,762

During the years ended March 31, 2011 and 2010, there was no impairment relating to goodwill or intangible assets.

Pro Forma Results

The unaudited pro forma consolidated results presented below include the effect of the Madacy transaction as if it was consummated as of April 1, 2009.  However, the pro forma results do not include the effect of anticipated synergies which typically drive the growth in revenue and earnings that arise subsequent to acquisition.

The unaudited pro forma consolidated financial information below is not necessarily indicative of either future results of operations nor of results that might have been achieved had the acquisition been consummated as of April 1, 2009.

	Unaudited Pro Forma Results
	Fiscal Year Ended March 31,
(In thousands)	2011	2010
Revenue	$91,038	$104,770
Income (loss) from operations	$1,103	$(10,453)
Net income (loss)	$2,126	$(5,422)

Note 3.                 Customers’ Bankruptcy Filings

On February 16, 2011, Borders Group, Inc., filed for Chapter 11 bankruptcy protection.  Net revenues from Borders for fiscal 2011 were $742,000.  As of March 31, 2011, we recorded an aggregate reserve of $408,000 for potential uncollectible receivables from Borders, which was the net amount due at March 31, 2011 less payments received prior to their bankruptcy filing.  It is unclear as to whether we will recover any of the monies owed to us by Borders.

On September 23, 2010, Blockbuster Inc. filed for Chapter 11 bankruptcy protection. Net revenues from Blockbuster for fiscal 2011 were $1,079,000.  As of March 31, 2011, we recorded an aggregate reserve of $273,000 for potential uncollectible receivables from Blockbuster, which was the net amount due at March 31, 2011 less payments received prior to their bankruptcy filing.  It is unclear as to whether we will recover any of the monies owed to us by Blockbuster.

On February 2, 2010, Movie Gallery Inc., owner of rental chain Hollywood Video, filed for Chapter 11 bankruptcy protection.  Both Movie Gallery and Hollywood Video were customers of Image.  Net revenues from Movie Gallery and Hollywood Video for fiscal 2010 were $697,000 and $856,000, respectively.  As of March 31, 2010, we recorded an aggregate reserve of $948,000 for potential uncollectible receivables from Movie Gallery and Hollywood Video, which was the net amount due at March 31, 2010 less payments received prior to their bankruptcy filing.  The fiscal 2010 reserve amount included revenue-sharing revenues reported after the bankruptcy filings that were paid subsequent to March 31, 2010 by the debtor in possession.  Net revenue sharing revenues reported from Movie Gallery and Hollywood Video for fiscal 2011 were $112,000 and $134,000, respectively, were paid by the debtor in possession during fiscal 2011.  As of March 31, 2011, we had reserved 100% of the remaining receivables of $815,000, which represents our receivables from them prior to the bankruptcy filing.  It is unclear as to whether we will recover any of the monies owed to us by Movie Gallery or Hollywood Video or whether we will be required to repay any preferential payments made prior to their bankruptcy filing.

IMAGE ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4.                 Inventories.

Inventories at March 31, 2011 and 2010 are summarized as follows:

(In thousands)	2011	2010
DVD	$8,931	$8,208
Other	2,588	2,095
	11,519	10,303
Production costs, net	3,243	4,557
	14,762	14,860
Less current portion of inventories	13,709	12,659
Noncurrent inventories, principally non-recoupable production costs	$1,053	$2,201

Non-recoupable production costs are net of accumulated amortization of $12,564,000 and $12,003,000 at March 31, 2011 and 2010, respectively.  We expect to amortize approximately 67.5% and 90.4% of the March 31, 2011 unamortized production costs by March 31, 2012 and 2013, respectively.

Note 5.                 Property, Equipment and Improvements.

Property, equipment and improvements at March 31, 2011 and 2010, are summarized as follows:

(In thousands)	2011	2010
Machinery, equipment and software	$5,617	$6,791
Leasehold improvements	960	934
Other	55	30
	6,632	7,755
Less accumulated depreciation and amortization	6,027	6,650
	$605	$1,105

Depreciation and amortization expense for the years ended March 31, 2011 and 2010 was $572,000 and $1,085,000, respectively.  During the years ended March 31, 2011 and 2010, there was no impairment to our long-lived assets.

Note 6.                 Revolving Credit Facility.

Our Loan and Security Agreement, as amended (or Loan Agreement), with Wells Fargo Capital Finance (or Wells Fargo) provided us with a revolving credit facility of up to $15 million (reduced from $20 million on February 1, 2011). Actual borrowing availability under the line was based upon our level of eligible accounts receivable and eligible inventories.  Eligible accounts receivable primarily included receivables generated by domestic sales.  In connection with our January 2010 sale of preferred stock to affiliates of JH Partners, LLC, these investors provided to Wells Fargo a $5.0 million irrevocable standby letter of credit through August 6, 2011 as credit support for our revolving line of credit.  The term of the Loan and Security Agreement would have matured on July 31, 2011; however, on June 23, 2011, we entered into a three-year Credit and Security Agreement with PNC Bank.  See “Note 17. Subsequent Events” below.

Borrowings bore interest at either the bank’s Prime Rate (3.25% at March 31, 2011) plus up to 1.5% or, at our option, LIBOR (three month LIBOR – 0.3% at March 31, 2011) plus up to 4.0%, subject to minimum borrowing levels. The level of interest rate margin to Prime Rate or LIBOR was dependent upon our future financial performance as measured by earnings before interest, taxes, depreciation and amortization, as defined in the Loan and Security Agreement (EBITDA).

We were required to maintain a minimum fixed charge coverage ratio of 1.1 to 1.0 measured at the end of each month on a fiscal year-to-date basis.  If we maintained minimum borrowing availability equal to, or greater than, $1.5 million, our fixed-charge coverage ratio was not tested.  At March 31 2011, we were not tested for such covenant compliance because we had availability in excess of the required $1.5 million minimum.  Had we been tested, our EBITDA would have resulted in a fixed-charge coverage ratio more than the required 1.1 to 1.0.  At March 31, 2011, our borrowing availability was $7.1 million ($8.6 million based upon eligible accounts receivable less the $1.5 million minimum requirement).  At March 31, 2010, our borrowing availability was $3.8 million ($6.3 million based upon eligible accounts receivable less the $2.5 million minimum requirement).  Accordingly, we had limited working capital available under the revolving credit facility.

IMAGE ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At March 31, 2011, we had $6.1 million outstanding under the revolving credit facility.  At March 31, 2010, we had $6.4 million outstanding under the revolving credit facility.

The Loan Agreement was amended on March 31, 2011.  Among other modifications to the underlying revolving credit facility, the Amendment revised the fee structure.   We were in compliance with all financial and operating covenants under the Loan and Security Agreement, as amended, at March 31, 2011 and 2010.

Note 7.                 Long-Term Debt.

New Distribution Services and License Agreement and Related Advance

On August 23, 2010, we signed a three-year Distribution Services and License Agreement with Sony Pictures Home Entertainment Inc. (SPHE), to act as exclusive manufacturer to meet the Company’s DVD requirements, including Blu-ray Disc high-definition format, and to provide related distribution and other logistics services in exchange for certain fees.  SPHE acts as our vendor of record for shipments of physical product to North American retailers and wholesalers.  However, under our relationship with SPHE, the Company is responsible for the credit risk from the end customer with respect to accounts receivable and risk of inventory loss.  On September 8, 2010, an interest-free $2.5 million advance against future replication from SPHE, to be repaid at $0.15 per disc manufactured until the advance is repaid, of which approximately $601,000 has been repaid at March 31, 2011, and a $750,000 non-recoupable advance were received from SPHE and were used to reduce then-outstanding borrowings under our previous revolving credit facility with Wells Fargo Capital Finance (or Wells Fargo). The non-recoupable advance was used to pay the fee incurred for terminating our arrangement with our former replicator.  Both advances (non-recoupable, for the first year only, and recoupable) are subordinated to all obligations outstanding to under the Company’s revolving credit facility, previously with Wells Fargo and currently with PNC Bank, N. A. (or PNC). Until the advance is repaid, SPHE will have a security interest in all the Company’s assets in second position behind PNC. Given the progress we have made with the transition, it is probable that none of the termination conditions will be triggered within the first year and, therefore the termination fee was offset by the non-recoupable advance resulting in a net zero impact to cost of sales. After the first year, the unrecouped portion of the recoupable advance is refundable, but the unrecoupable advance is nonrefundable.

Prior to August 23, 2010, Arvato manufactured our DVDs and the majority of our CDs.  There was no amount outstanding as of March 31, 2010 under the previous advance from Arvato, exclusive of the debt discount.  Although we now use a different service provider, amortization of the debt discount and deferred manufacturing credit related to Arvato for fiscal 2010 are disclosed in the paragraph below to provide comparison to fiscal 2011.

As the SPHE $2.5 million recoupable advance, or deferred manufacturing credit, is non-interest bearing, we imputed and recorded a debt discount of $218,000 based upon a three-year loan interest rate of 5.5%.  Amortization of the debt discount was a noncash interest expense and totaled $69,000 and $180,000 for SPHE in fiscal 2011 and Arvato in fiscal 2010, respectively.  The deferred manufacturing credit was classified in long-term debt, net of current portion, after manufacturing commenced in October 2010.  We amortized the deferred manufacturing credit as a reduction to inventory purchase cost based upon actual discs manufactured by SPHE.  Amortization of the deferred manufacturing credit, included as a component of cost of sales, totaled $40,000 and $503,000 for SPHE in fiscal 2011 and Arvato in fiscal 2010, respectively.

Effective August 31, 2010, we entered into an amendment to the Replication Services Agreement and Security Agreement between Sony DADC US Inc. (Sony DADC) and Madacy Entertainment LP, which included execution of the Guarantee Agreement dated August 31, 2010 by Image in favor of Sony DADC, guarantying all of the obligations of IMHE to Sony DADC pursuant to the Replication Services Agreement and Security Agreement.  The obligations under the Replication Services Agreement include, without limitation, the repayment of a $2 million advance to Sony DADC pursuant to the terms and conditions of such agreement.  The $2 million advance is to be repaid at $0.10 per IMHE disc manufactured until the advance is repaid, of which approximately $391,000 has been repaid at March 31, 2011.  As the obligation is non-interest bearing, we have imputed and recorded a debt discount of $174,000 to the $2 million advance based upon a three-year loan interest rate of 5.5%.  Amortization of the debt discount related to Sony DADC was a noncash interest expense and totaled $54,000 for fiscal 2011.

IMAGE ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In connection with the purchase of Madacy Home Video, Madacy’s distribution agreement with MMS-Millennium Media Services was assigned to IMHE for distribution of the IMHE products.

Long-term debt at March 31, 2011 and 2010, consisted of the following:

(In thousands)	March 31, 2011	March 31, 2010
Subordinated manufacturing advance obligation, less debt discount of $269	$3,238	$—
Current portion of long-term debt, less debt discount of $175	1,795	—
Long-term debt less current portion, less debt discount	$1,443	$—

Prior Disc Replication Agreement and Related Advance

Prior to August 23, 2010, Arvato manufactured our DVDs and the majority of our CDs.  On June 30, 2006, we received an interest-free $10.0 million advance against future DVD manufacturing from Arvato, to be repaid at $0.20 per DVD manufactured, plus payment of a $0.04 administrative fee per DVD manufactured until the advance is repaid.  On January 25, 2010, we repaid the remaining $1.8 million manufacturing advance pursuant to this waiver agreement.  There was no amount outstanding as of March 31, 2010 under the previous advance from Arvato, exclusive of the debt discount.  Although we now use a different service provider, amortization of the debt discount and deferred manufacturing credit related to Arvato for fiscal 2010 are disclosed to provide comparison to fiscal 2011 in “New Distribution Services and License Agreement and Related Advance” above.

Arvato had a security interest in all of our assets in second position behind Wells Fargo.  As the obligation was non-interest bearing, we initially imputed and recorded a debt discount of $1,945,000 to the $10.0 million face amount of the advance based upon our then-borrowing rate with our bank and recorded a deferred manufacturing credit, classified in other long-term liabilities.  We were amortizing the debt discount, using the effective interest method, to interest expense.  We were amortizing the deferred manufacturing credit as a reduction to the DVD disc purchase cost based upon actual discs manufactured by Arvato.  The $0.04 administrative fee per disc manufactured was being recorded as an additional inventory manufacturing cost.

Senior Convertible Note and Warrant

On August 30, 2006, we issued a $17,000,000 senior secured note (or Note) and a related warrant to purchase 1,000,000 shares of our common stock.  The note accrued interest at 7.875% per annum, payable quarterly.  The related warrant was recorded as a component of long-term liabilities.

Direct costs of $1,187,000 incurred in August 2006 relating to this senior convertible note were recorded as asset-deferred financing costs and were amortized as additional noncash interest expenses using the effective interest rate method over the life of the related private placement debt.  Amortization of the debt discount and the deferred financing costs using the effective interest rate method was a noncash charge to interest expense and totaled $343,000 for fiscal 2010.  As of March 31, 2010, there was no remaining unamortized balance.

On July 30, 2009, we amended the note by increasing the interest rate to 8.875%.  At the time we entered into such amendment, the outstanding principal amount of the note was $13 million. The $2,701,000 principal increase represented 20% of the principal and accrued interest under the original note as of and through July 30, 2009.

Extinguishment of the Amended Note

On January 7, 2010, we entered into an agreement to repay the amended note.  The terms included repaying $15.0 million in cash and the issuance of 3.5 million shares of the Company’s Common Stock.  In exchange for the repayment and share issuance, our obligations under the amended note would be terminated.  On January 8, 2010, we paid retired the amended note by making the $15.0 million cash payment and issuance of 3.5 million shares of the Company’s Common Stock.

Net Loss on Extinguishments of Debt

During fiscal 2010, the Company had two extinguishments of debt, one in July 2009 and one in January 2010, which resulted in a net loss on extinguishments of debt of $277,000.

IMAGE ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 30, 2009 Extinguishment of Debt

The issuance of the amended note was accounted for as an extinguishment of debt, as the terms of the amended note were deemed to be substantially different, as defined in ASC 470-50 Debt – Modifications and Extinguishments, from the terms of the original note.  Accordingly, the amended note was recorded at fair value and was compared to the carrying value of the original note including any bifurcated derivative to determine the debt extinguishment gain or loss to be recognized.

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

January 8, 2010 Extinguishment of Debt

On January 8, 2010, as a result of both the $15.0 million cash payment and the issuance of 3.5 million shares of Common Stock with a fair value of $215,000 to retire the amended note, the book value of the amended note of $15,701,000 and related accrued interest of $427,000 were extinguished.  During the fiscal year ended March 31, 2010, we recognized gain on the extinguishment of debt of $888,000.  The valuation of the 3.5 million shares of Common Stock was included in the valuation of the January 2010 Series B Preferred, Series C  Junior Participating Preferred Stock (or Series C Preferred) and purchase rights as described below under “Note 8. Purchase Rights, Stock Warrant Liability, and Embedded Derivatives.”

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

We had no similar event for fiscal 2011.

Note 8.	Purchase Rights, Stock Warrant Liability, and Embedded Derivatives.

In accordance with ASC 820, “Fair Value Measurements and Disclosures,” the fair values of our outstanding stock warrant, purchase rights and embedded derivatives are adjusted to their fair values at the end of each reporting period, with liability increases and decreases recorded as other income or expense during the reporting period.  The fair value of the stock warrant is estimated by using the Black-Scholes pricing model where the inputs are consistently applied and reflect the contractual terms of the warrant, including the period to maturity, and market-based parameters such as interest rates, and volatility.  This model does not contain a high level of subjectivity as the valuation techniques used do not require significant judgment, and inputs thereto are readily observable from actively quoted markets.  The fair value of the embedded derivatives are estimated by using pricing models, where some of the inputs to those models are based on readily observable market parameters and some inputs require valuation techniques using subjectivity and judgment.

IMAGE ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We currently do not use hedging contracts to manage the risk of our overall exposure to interest rate and foreign currency changes. The derivative liabilities described below are not hedging instruments.

Purchase Rights

In connection with January 8, 2010 sale of preferred stock to JH Partners (or Transaction Date), purchase rights (or Purchase Rights) were granted to purchase additional 7,400 shares of Series B Preferred and 66,163.4 shares of Series C Preferred for an aggregate purchase price of $7.4 million divided in two equal tranches, exercisable by 120 days or May 8, 2010 and 360 days or January 3, 2011. These Purchase Rights were classified as liabilities due to the existence of events outside of the Company’s control that gave rise to the possibility for ultimate settlement by a transfer of assets or cash and were recorded as a component of long-term liabilities at March 31, 2010.  We performed a valuation to determine the fair value of the Series B Preferred and Series C Preferred price per share and exercise price at March 31, 2010 using an option pricing model.  At March 31, 2010, the combined fair value of both tranches of Purchase Rights was $1,538,000.  Subsequent to March 31, 2010, both tranches of the Purchase Rights expired with respect to 7,400 shares of Series B Preferred and 66,163.4 shares of Series C Preferred.  None of the purchase rights were exercised prior to expiration, therefore at March 31, 2011 there was no remaining fair value of the Purchase Rights thus no Black-Scholes option pricing model inputs used.

The fair value of the Purchase Rights liability at March 31, 2010 was determined by using the Black-Scholes option pricing model based on the following inputs:

Series B Preferred price per share	$313.89
Series C Preferred price per share	$59.15
Series B Preferred exercise price per share	$372.47
Series C Preferred exercise price per share	$70.19
Risk-free interest rate	0.2%-0.4%
Expected term (in years)	0.75-0.80 years
Expected volatility for purchase rights	120%-150%
Expected dividend yield	0%-12%

The change in fair value of $1,538,000 was recorded as a component of other income during the fiscal year ended March 31, 2011.  We include these Purchase Rights in the tables below within Stock Warrant Liabilities.

Stock Warrant

In connection with the issuance of the Note on August 30, 2006, Portside Growth and Opportunity Fund was issued a warrant to purchase 1,000,000 shares of our common stock.  See “Note 7. Long-Term Debt” above.  The warrant had a term of five years and an exercise price of $4.25 per share.  In the event of a change of control, the warrant must be settled in cash using the Black-Scholes model in accordance with the underlying terms contained in the warrant agreement.  The transaction with JH Partners triggered the antidilution provisions contained in the warrant.  As a result, the warrant is now exercisable for 8,018,868 shares of our common stock at an exercise price of $0.53 per share.  The initial fair value of the warrant liability was determined by using the Black-Scholes valuation method as of August 30, 2006 and this model has historically been used to determine fair value as of the end of each subsequent reporting period.  The assumptions used included the closing price of our common stock on the valuation date, the strike price of the warrant, the risk-free rate equivalent to the U.S. Treasury maturities, the historical volatility of our common stock and the remaining term of the warrant. The assumptions used as of March 31, 2011 and 2010 are as follows:

	March 31, 2011	March 31, 2010

Risk-free interest rate	0.14%	0.66%
Expected term (in years)	0.42 years	1.42 years
Expected volatility	121.89%	162.37%

IMAGE ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table reflects outstanding and exercisable warrants at March 31, 2011:

	Warrants Outstanding and Exercisable
Exercise Price	Shares (In thousands)	Weighted-Average Remaining Life (Years)	Weighted-Average Exercise Price
$0.53	8,019	0.42	$0.53

As the stock warrant expires in August 2011, as of the fiscal year ended March 31, 2011, the related balance of $72,000 has been classified as a component of current liabilities.  As of March 31, 2010, the stock warrant balance of $904,000 was included as a component of long-term liabilities.  As the Purchase Rights were subject to exercise by January 2011, the related balance of $1,538,000 at March 31, 2010, was included as a component of current liabilities.  Included in the table below are the changes in fair value recorded for stock warrant, purchase right and embedded derivatives during the fiscal year ended March 31, 2011 and 2010.

	Stock Warrant	Purchase Rights	Embeddded Derivatives	Total

Balance at April 1, 2009	$550	$—	$1,555	$2,105
Issuance of purchase rights January 8, 2010	—	2,942		2,942
Gain of extinguishment of debt	—		(2,034)	(2,034)
Change in fair value	354	(1,404)	479	(571)
Balance at March 31, 2010	904	1,538	—	2,442
Change in fair value	(832)	(1,538)	—	(2,370)
Balance at March 31, 2011	$72	$—	$—	$72

In accordance with ASC 820, the following table represents our fair value hierarchy for our financial liabilities measured at fair value on a recurring basis as of March 31, 2011 and 2010. There were no financial assets subject to the provisions of ASC 820 as of March 31, 2011 or 2010.

(In thousands)	Level 1	Level 2	Level 3	Total
Derivative liabilities:
Stock warrant as of March 31, 2011	$—	$72	$—	$72
Stock warrant and purchase right as of March 31, 2010	$—	$904	$1,538	$2,442

The stock warrant is classified as Level 2 as the Black-Scholes model was used to determine the fair value and the related inputs are consistent with Level 2.  The purchase right was classified as Level 3 as the basis of the valuation included unobservable inputs.

During fiscal 2011 and 2010, other income related to the fluctuation in the fair value of the warrant, purchase rights and the embedded derivatives was recorded as non-operating income included as a component of other income in the accompanying consolidated statements of operations.  For fiscal 2011 and 2010, the related amounts included in other income and expense were $2,370,000 and $570,000, respectively.

Note 9.                 Commitments and Contingencies.

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

IMAGE ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Future minimum annual rental payments by year under operating leases at March 31, 2011, are approximately as follows:

Fiscal	Amount
(In thousands)
2012	$552
2013	552
2014	552
2015	138
$1,794

Rent expense was $604,000 and $961,000 for fiscal 2011 and 2010, respectively.

Employment Agreements.  At March 31, 2011, our future contractual obligations under eight employment (including one consulting) agreements are $1,818,000, $1,375,000 and $72,000 for the fiscal years ending March 31, 2012, 2013 and 2014, respectively.

Other.  At March 31, 2011, our future obligations by year for royalty advances, minimum royalty guarantees and exclusive distribution fee guarantees under the terms of our existing licenses and exclusive distribution agreements were as follows:

Fiscal	Amount
(in thousands)
2012	$20,138
2013	16,648
2014	5,437
$42,223

At March 31, 2011, we had accrued $3.5 million of the fiscal 2012 obligation above as the content suppliers have met their related contractual requirements.

Note 10.                 Stockholders’ Equity.

Stock Awards, and Options.  As of March 31, 2011, we had four equity compensation plans: the 2011 Equity Incentive Plan (2011 Plan), the 2010 Equity Incentive Award Plan (2010 Plan), the 2008 Stock Awards and Incentive Plan (2008 Plan) and the 2004 Incentive Compensation Plan (2004 Plan, and together with the 2011 Plan, the 2010 Plan and the 2008 Plan, the Plans).  The 2011 Plan provides for stock options, stock appreciation rights, stock awards, restricted stock awards and stock units, performance shares and performance units conditioned upon meeting performance criteria, and other stock or cash-based awards.  The 2010 Plan provides for stock options, stock appreciation rights, restricted stock awards and restricted stock units, dividend equivalents, stock payment awards and other stock or cash-based awards that may be payable upon attainment of pre-established performance goals.  The 2008 Plan provides for equity awards, including stock options, stock appreciation rights, restricted stock awards, performance awards, phantom stock awards, or stock units.  The 2004 Plan provides for equity awards, including stock options and restricted stock units.  At March 31, 2011, there were approximately 20,000,000 shares available for future grants under the 2011 Plan (no grants have been made under this plan), nine shares available for future grants under the 2010 Plan, 567,500 shares available for future grants under the 2008 Plan and 820,430 shares available for future grants under the 2004 Plan.

Under the Plans, the maximum term allowed for an option is 10 years and a stock award shall either vest or be forfeited not more than 10 years from the date of grant.

During fiscal 2011, we granted 12,678,000 options under the 2010 Plan on November 19, 2010 at an exercise price of $0.20, which was $0.05 higher than the closing stock price of $0.15 on the date of grant.  The options are subject to performance conditions and either time-based vesting or market conditions.  As a result, we used a Monte Carlo simulation model (Monte Carlo) to determine the fair value of these stock options.  The Monte Carlo model required the input of subjective assumptions, including items such as the expected term of the options.  If factors change and we use different assumptions for estimating share-based compensation expense related to stock options, our share-based compensation expense may differ materially from that recorded in the current period.  The weighted-average grant-date fair value for options granted during the fiscal year ended March 31, 2011 was $0.09 per share.  There were no options granted subsequent to the November 19, 2010 grant, through March 31, 2011.

IMAGE ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On November 19, 2010, an aggregate of 25,790,000 shares of restricted stock awards were granted to five members of management.  The restricted shares were issued on the date of grant, but will not be transferable until their restrictions are removed.  Further, the stock awards are subject to forfeiture until certain vesting conditions are met.  We measured the fair value of the restricted stock on the date of grant based on the closing market price of our common stock, which was $0.15 per share, and to the extent vesting is contingent upon achieving a target market price we determined the stock’s fair value using a Monte Carlo simulation model.  We amortize this value to stock-based compensation expense ratably over the award’s explicit service period of 4.1 years.  To the extent the awards vest before 4.1 years, compensation expense will be accelerated based on actual vesting.

On September 17, 2010, an aggregate of 200,000 shares of restricted stock awards were granted to two independent directors.  The restricted shares were issued on the date of grant, but will not be transferable until their restrictions are removed.  We measured the fair value of the restricted stock on the date of grant based on the closing market price of our common stock on that day, which was $0.23 per share. We amortize this value to stock-based compensation expense ratably over the vesting period.  We have assumed that all of the restricted stock will ultimately vest, and therefore we have not incorporated a forfeiture rate for purposes of determining the stock-based compensation expense; however the restricted stock may be subject to forfeiture if the director terminates his or her service during the vesting period.

During fiscal 2010, we granted 445,000 options under the 2008 Plan on April 29, 2009 at an exercise price of $0.86 per share, which was the closing stock price on the date of grant.  These options were valued using the Black Scholes method.  The weighted-average grant-date fair value of these options was $0.60 per share.  On January 8, 2010, the vesting was accelerated for 363,000 unvested options outstanding under the 2008 Plan and the options became immediately exercisable.  At March 31, 2010, there were no unvested options under the then-outstanding equity compensation plans: 2008 Plan and 2004 Plan.

Compensation expense relating to these stock options and restricted stock awards for the fiscal year ended March 31, 2011 was approximately $568,000.  Unrecognized stock-based compensation expense relating to these stock options and restricted stock awards of approximately $4,450,000 at March 31, 2011 is expected to be expensed ratably over the remaining respective vesting and derived service periods.

Restricted stock award activity under the Plans for the fiscal year ended March 31, 2011, and changes during the year then ended are presented below:

Restricted Stock Awards	Shares (000)	Weighted-Average Exercise Price

Outstanding at March 31, 2010	—	$—
Granted	25,990	0.151
Exercised	—	—
Forfeited or Expired	—	—
Outstanding at March 31, 2011	25,990	$0.151

Exercisable at March 31, 2011	5,271	$0.151

Stock option activity under the Plans for the fiscal year ended March 31, 2011, and changes during the year then ended are presented below:

Options	Shares (000)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)

Outstanding at March 31, 2010	1,030	$2.699
Granted	12,678	0.200
Exercised	—	—
Forfeited or Expired	(671)	3.125
Outstanding at March 31, 2011	13,037	$0.252	9.559	$—

Exercisable at March 31, 2011	1,532	$0.597	8.900	$—

IMAGE ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The aggregate intrinsic value of our outstanding options represents the total pre-tax intrinsic value, based on our options with an exercise price less than Image’s closing stock price of $0.18 as of March 31, 2011, which theoretically could have been received by the option holders had all option holders exercised their options as of that date.  There was no aggregate intrinsic value of options outstanding or exercisable as there were no in-the-money options exercisable as of March 31, 2011 and 2010.  There were no options exercised, and thus no aggregate intrinsic value of options exercised, during the fiscal year ended March 31, 2011 and 2010.

The weighted-average grant-date fair value of options granted during the fiscal years 2011 and 2010 was $0.090 and $0.600, respectively.  Of the options reflected as outstanding on March 31, 2011, options to purchase approximately 1,532,000 shares of common stock were exercisable.  At March 31, 2011, there were approximately 21,388,000 shares of common stock available for new awards, including stock options, to our directors and employees.

A summary of the status of nonvested options at March 31, 2011, and changes during the year then ended, are presented below:

Nonvested Shares	Shares (000)	Weighted-Average Grant-Date Fair Value

Nonvested at March 31, 2010	—	$—
Granted	12,678	0.200
Vested	(1,173)	0.200
Forfeited	—	—
Nonvested at March 31, 2011	11,505	$0.200

As of March 31, 2011, there were 11,505,000 unvested stock options and $4,414,000 in remaining unamortized stock based compensation expense.

During fiscal 2011 and fiscal 2010 there were no exercises of stock options.  There was no excess tax benefit recorded for the tax deductions related to stock options during fiscal 2011 and 2010.

The following table summarizes significant ranges of outstanding and exercisable options at March 31, 2011:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares at March 31, 2011 (In thousands)	Weighted-Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number of Shares at March 31, 2010 (In thousands)	Weighted- Average Exercise Price
Under $2.00	12,911	9.6	$0.212	1,406	$0.309
$2.01 to $4.00	126	3.5	3.800	126	3.800
	13,037			1,532

Stockholder Rights Plan. On October 31, 2005, we adopted a stockholder rights plan intended to protect the interests of the stockholders from coercive, abusive or unfair takeover tactics.

On January 8, 2010, in connection with the JH Partners transaction, this stockholder rights plan was terminated.

Preferred Stock.  In January 2010, the Company issued 22,600 shares of Series B Cumulative Preferred Stock (or Series B Preferred) and 202,066.6 shares of Series C Junior Participating Preferred Stock (or Series C Preferred), which automatically converted into common stock in November 2010 upon shareholder approval of the increased authorized number of common stock.  After conversion of the outstanding Series C Preferred, no further shares of Series C Preferred remain outstanding.

IMAGE ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Series B Preferred bears a cumulative dividend equal to 12% per annum of the liquidation preference of $1,000 per share (subject to adjustment upon any stock dividend, stock split, combination or other similar recapitalization with respect to the Series B Preferred) compounding quarterly.  Dividends will accrue automatically on a daily basis whether or not declared by our board of directors, but will be payable in cash only when, and if, declared by the board.  If not declared and paid earlier, such dividends will be paid upon liquidation.  So long as any shares of Series B Preferred are outstanding and until all dividends on the Series B Preferred have been paid or declared and set aside for payment, we will be prohibited from (i) declaring or paying any dividend (whether in cash or property) on any shares of our preferred stock or Common Stock, and (ii) subject to certain exceptions, redeeming any shares of our preferred stock or Common Stock.  The Series B Preferred also has liquidation preference with priority over liquidating distributions to holders of Common Stock or any capital stock that ranks junior to the Series B Preferred equal to the sum of (i) $1,000 per share (subject to adjustment upon any stock dividend, stock split, combination or other similar recapitalization with respect to the Series B Preferred) (or Liquidation Preference) and (ii) an amount equal to all accrued but unpaid dividends thereon.  The Series B Preferred has an aggregate Liquidation Preference at March 31, 2011 and 2010 of $26.1 million and $23.2 million, respectively.  In the event of any merger of Image with or into another person or of any person with or into Image, any sale, transfer, lease or conveyance to another person of all or substantially all of our property or any statutory share exchange of Image with another person, each share of Series B Preferred will be entitled to receive an amount in cash equal to the sum of (y) the Liquidation Preference and (z) the amount per share equal to accrued but unpaid dividends.  Certain internal reorganization transactions will not trigger the foregoing payment right.  Holders of Series B Preferred do not have any voting rights, including the right to elect directors, other than those rights required by law but do have limited voting rights with respect to matters affecting the rights and privileges of the Series B Preferred.  The Series B Preferred is not redeemable by us or its holders and is not convertible.

The Company employed an option pricing model to determine the relative fair value of the Series B Preferred, Series C Preferred and the Purchase Rights (see Note 8 above).  The Series B Preferred and Series C Preferred, prior to conversion, were classified as mezzanine equity.  The Series B preferred stock is classified as mezzanine equity due to the clause in the Certificate of Designation, which provides upon a merger or other reorganization events, as defined, the Series B Preferred is cash settled.  This redemption event would likely be outside of the Company’s control.  The Series C Preferred was classified as mezzanine equity, prior to conversion, due to certain obligations under a related registration rights agreement (or RRA), which would not be in the Company’s control.  The costs associated with the preferred stock transaction reimbursed to the Investors reduced the proceeds received by the Company and impact the calculation of the fair value of Series C Preferred.  The calculated impacted was recorded as a deemed dividend on Series C Preferred.

Note 11.                 Net Loss per Common Share Data.

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net loss per common share for the years ended March 31, 2011 and 2010:

(In thousands, except per share data)	2011	2010

Net income (loss)	$1,714	$(5,922)
Dividend on Series B Preferred	(2,930)	(616)
Deemed dividend on Series C Preferred	(359)	(412)
Net loss per common – basic and diluted numerator	$(1,575)	$(6,950)
Weighted-average common shares outstanding – basic denominator	110,310	22,644
Effect of dilutive securities	—	—
Weighted-average common shares outstanding – diluted denominator	110,310	22,644
Net loss per common share:
Basic and diluted net loss per common share	$(0.01)	$(0.31)

Outstanding common stock options and warrants not included in the computation of diluted net loss per common share totaled 21,056,000 and 9,049,000, respectively, for the years ended March 31, 2011 and 2010, as their effect would be antidilutive.

On November 18, 2010, our authorized number of shares of common stock was increased from 100,000,000 to 500,000,000 which allowed for the conversion in full of the outstanding shares of Series C Preferred, each of which converted into 1,000 shares of common stock.  The Company’s 202,066.6 outstanding shares of Series C Preferred converted into 202,066,600 shares of common stock.

IMAGE ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12.               Income Taxes.

ASC 740, Income Taxes, requires that we recognize in the consolidated financial statements the impact of a tax position that is more likely than not to be sustained upon examination based on the technical merits of the position.  ASC 740 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of each tax position taken or expected to be taken in a tax return.  Under ASC 740, a company can recognize the benefit of an income tax position only if it is more likely than not (greater than 50%) that the tax position will be sustained upon tax examination, based solely on the technical merits of the tax position.  Otherwise, no benefit can be recognized.  The tax benefits recognized are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.  Additionally, companies are required to accrue interest and related penalties, if applicable, on all tax exposures for which reserves have been established consistent with jurisdictional tax laws.

We do not believe that we have included any "uncertain tax positions" in our federal income tax return or any of the state income tax returns we are currently filing.  We have made an evaluation of the potential impact of additional state taxes being assessed by jurisdictions in which we do not currently consider ourselves liable.  We do not anticipate that such additional taxes, if any, would result in a material change to our financial position.  A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at March 31, 2010	$117
Additions based on current year tax positions	20
Additions for prior year tax positions	—
Reductions related to lapse of statute of limitations	(32)
Balance at March 31, 2011	$105

If recognized, the entire amount of unrecognized tax benefits would be recorded as a reduction in income tax expense. The amount accrued for payment of interest as of March 31, 2011 and 2010 was $9,000 and $12,000, respectively. We do not expect the total amount of unrecognized tax benefits to significantly increase or decrease within the next twelve months.

We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions.  Tax years ended on or after March 31, 2008 remain open to examination by federal authorities; however, we recently closed an IRS examination for the March 31, 2008 and March 31, 2009 tax years that resulted in no adjustments.  Tax years ended on or after March 31, 2007 remain open to examination by state authorities.  We classify any interest and penalties related to income taxes assessed by a jurisdiction as part of income tax expense.  Interest and penalties were immaterial during fiscal 2011 and 2010.

Valuation of Deferred Income Taxes

Income taxes are accounted for under the asset and liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  We must assess the likelihood that our deferred tax assets will be recovered from future taxable income, and to the extent that it is more likely than not that such deferred tax assets will not be realized, we must establish a valuation allowance.  The establishment, or increase, of a valuation allowance increases income tax expense for such year.  We have a valuation allowance against 100% of our net deferred tax assets, which are composed primarily of net operating loss (or NOL) carryforwards.  Even though we have fully reserved these net deferred tax assets for book purposes, we would still be able to utilize them to reduce future income taxes payable should we have future earnings.  To the extent such deferred tax assets relate to NOL carryforwards, the ability to use such NOLs against future earnings will be subject to applicable carryforward periods.  As of March 31, 2011, we had NOL carryforwards for federal and state tax purposes of $12.4 million and $18.0 million, respectively, which are available to offset taxable income through 2031.  These amounts reflect that the utilization of the Company’s NOLs carryforwards is subject to a substantial annual limitation due to ownership change (such as the one that occurred at Image in 2010) limitations as required by Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), as well as similar state limitations.  This resulted in approximately $25.3 million and $22.7 million of federal and state NOL carryforwards, respectively, being subject to limitations that caused these carryforwards to expire without utilization in 2010. As a result, the Company has written-off the deferred tax assets associated with the excess net operating losses, along with the corresponding valuation allowance.

IMAGE ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income tax expense (benefit) for each of the years ended March 31, 2011 and 2010, is summarized as follows:

(In thousands)	2011	2010
Current
Federal	$—	$—
State	26	93
Foreign	—	5
	26	98
Deferred
Federal	—	—
State	—	—
	—	—

Total Tax Expense	$26	$98

The tax effects of temporary differences that give rise to a significant portion of the net deferred tax assets at March 31, 2011 and 2010, are presented below:

(In thousands)	2011	2010
Deferred tax assets:
Provision for lower of cost or market inventory write-downs	$2,681	$4,180
Net operating loss carryforwards	5,161	4,206
Allowance for sales returns	96	76
Deferred revenue	235	142
Allowance for doubtful accounts receivable	663	463
Accrued compensation and benefits	276	462
Legal settlement accrual	39	19
Depreciation and amortization	853	750
Tax credits	663	693
Stock options	100	114
Partnership investment	243	—
Other	78	60
Deferred tax assets	11,088	11,165
Less valuation allowance	(9,985)	(10,304)
Deferred tax assets	1,103	861

Deferred tax liabilities:
Unrealized gain/loss	(1,090)	(845)
Other	(13)	(16)
Deferred tax liabilities	(1,103)	(861)
Net deferred tax assets	$—	$—

Expected income tax expense (benefit) based on federal statutory rates for the years ended March 31, 2011 and 2010, differed from actual income tax expense (benefit) as follows:

(In thousands)	2011	2010
Expected income tax benefit	$(404)	$(1,980)
State income tax benefit, net of Federal benefit	162	60
Change in valuation allowance	(319)	(9,083)
Reduction of net operating loss carryforwards	—	10,618
Non-deductible expenses	177	487
Provision to return adjustments	152	—
Change in tax rate	220	45
Other	38	(49)
	$26	$98

IMAGE ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13.               Other Items – Statements of Operations.

Other Income

The more significant components of other income of $2,386,000 for fiscal 2011 included:

•	$2,370,000 in noncash income resulting from the change in fair values of the stock warrant and purchase rights.

The more significant components of other income of $7,751,000 for fiscal 2010 included:
•	$5,218,000 forgiveness of debt from various vendors;
•	$1,469,000 in business interruption fees in accordance with a merger transaction that was terminated in April 2009;
•	$334,000 of deferred rent written-off as a result of the renegotiation of a long-term lease, which does not include a rent escalation clause; and
•	$571,000 in noncash income resulting from the change in fair values of the stock warrant, purchase rights and embedded derivatives.

Note 14.               Fiscal 2010 Executive Officer Departure.

Fiscal 2010.

On March 26, 2010, we announced that effective March 23, 2010, the resignation of our former President and Chief Financial Officer.  We accrued for the related severance package payment of twelve months of base salary equivalent to $400,000, paid bi-weekly in accordance with our normal payroll practices and continued perquisites for six months. The overall value of the package of approximately $673,000, including related employer taxes, was accrued as a liability at March 31, 2010.

In June 2009, as part of a cost reduction plan, we laid off 18 employees.  In February 2010, we laid off 35 employees.  Accrued severance-related charges totaled $1,232,000 and are included in general and administrative expenses for fiscal 2010.

Of the total $1,905,000 in severance above, $544,000 had been paid through March 31, 2010 and $1,361,000 had been accrued at March 31, 2010.  As of March 31, 2011, $1,134,000 has been paid and $227,000 remains accrued.

Note 15.               Employee Benefit Plan.

Effective February 1, 2003, we established the Image Entertainment Investment Plan, a defined contribution 401(k) plan for the benefit of employees meeting certain eligibility requirements.  Under the plan, participants may contribute a portion of their earnings on a pre-tax basis.  Employee contributions are forwarded to the plan administrator and invested in various funds at the discretion of the employee.  Initially we matched some portion of those contributions based upon the employee’s compensation status in accordance with the U.S. Internal Revenue Code.  The plan was amended on January 29, 2010.  Effective for payroll periods on or after March 1, 2010, the employer matching contributions to the 401(k) plan were suspended.  Matching contributions for payroll periods before that date were not affected.  As a result of the amendment, in accordance with the Internal Revenue Service guidelines, the contributions of the highly compensated employees will be capped annually.  The cap will be determined based on the results of the actual deferral and contribution percentage discrimination testing requirements of Code Sections 401(k) and (m).  We incurred 401(k) savings plan expenses of $34,000 and $126,000 for fiscal 2011 and 2010, respectively.

Note 16.               Related Party Transactions.

Transaction with JH Partners, LLC and Affiliates

On December 21, 2009, we entered into a Securities Purchase Agreement, as amended on December 24, 2009, December 30, 2009 and January 20, 2010 (as amended, the SPA)  with JH Partners, LLC, as the investor representative (or Investor Representative), and JH Partners Evergreen Fund, L.P. (or JH Evergreen), JH Investment Partners III, L.P. (or JH Investment III) and JH Investment Partners GP Fund III, LLC (or JH Investment GP Fund and together with JH Evergreen and JH Investment III, the Investors).   Pursuant to the SPA, on January 8, 2010, we sold 22,000 shares of a newly authorized series of our capital stock entitled Series B Cumulative Preferred Stock, par value $0.0001 per share (or Series B Preferred), and 196,702 shares of a newly authorized series of our capital stock entitled Series C Junior Participating Preferred Stock, par value $0.0001 per share (or Series C Preferred and together with the Series B Preferred, the Preferred Shares), for an aggregate purchase price of $22.0 million.  In connection with our sale to the Investors of the Preferred Shares, the Investors acquired control of Image.  After subsequent transactions involving our capital stock, the Investors beneficially owned approximately 69% of our outstanding voting securities as of March 31, 2011.

IMAGE ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

After payment to the Investor Representative of a $1 million transaction fee, akin to an investment banking fee, reimbursement of $650,000 of the Investors' expenses and payment of other transaction-related expenses, we received net proceeds of approximately $19.0 million from the sale of the Preferred Shares.  In April 2011, Image received an invoice of $539,000 from JH Partners for the reimbursement for legal expenses incurred in connection with the January 2010 acquisition transaction. Management concluded that while the legal cost was contemplated in the agreement with JH Partners, the amount could not be reliably estimated as Image was not party to the transactions with the attorneys.  Accordingly, in the fourth quarter of fiscal 2011, management recorded an entry to accrue the $539,000 and to record a reduction in the Series B Preferred to the extent of the original relative fair value of the Series B Preferred in the amount of $180,000 with the remainder recorded as a beneficial conversion feature resulting in a Series C Preferred deemed dividend of approximately $359,000.

Pursuant to the SPA, we are required to pay the Investor Representative or its designee a management fee of $300,000 on each of December 31, 2010 and December 31, 2011.  As of March 31, 2011 and 2010, $375,000 and $75,000, respectively, was included as a component of accrued liabilities and $300,000 and $75,000 was included in general and administrative expenses for the fiscal years ended March 31, 2011 and 2010, respectively.

Stockholders’ Agreement

On April 14, 2010, the Company entered into a Stockholders’ Agreement (Stockholders’ Agreement) with JH Evergreen, JH Investment III, JH Investment GP Fund (together with JH Evergreen and JH Investment III, the JH Stockholders), Messrs. Green and Avagliano, Producers Sales, and Ray Gagnon, an executive of the Company (together with Messrs. Green and Avagliano and Producers Sales, the Management Stockholders, and the Management Stockholders and JH Stockholders collectively, the Stockholders). In addition to imposing customary transfer restrictions on Company capital stock held by the Stockholders, the Stockholders’ Agreement includes agreements among the Stockholders regarding tag-along rights, drag-along rights, and approval of a new equity incentive plan pursuant to which the Management Stockholders received stock options and restricted stock awards.  In addition, the Stockholders’ Agreement gives the Company a call option on capital stock and vested options held by each of the Management Stockholders, exercisable within 90 days of the termination of employment or consulting engagement of the Management Stockholder.  The exercise price of the call option is based on the fair market value of the underlying shares at the time of exercise, except in the case of termination for “cause,” in which case shares underlying equity compensation awards may be purchased at the original acquisition price, if lower.  We determined that the fair value of this call option is de minimus.

The Stockholders’ Agreement was entered into in connection with the April 14, 2010 purchase by the Management Stockholders of an aggregate of 2,300 shares of the Company’s Series B Preferred and 20,564.3 shares of Series C Preferred from the JH Stockholders.  In connection with such purchase, the Management Stockholders also became parties to the January 2010 registration rights agreement.

JH Partners, LLC and Affiliates Guaranty

In connection with PNC Credit Facility, JH Partners, LLC and certain of its affiliates guaranteed up to a maximum of $10.5 million.  See “Note 17. Subsequent Events—New Revolving Credit Facility with PNC Bank” below.

Employment and Consulting Agreements

On April 14, 2010, we entered into employment agreements with Messrs. Green (our Chief Executive Officer and Chairman of the Board) and Avagliano (our Chief Operating Officer and Chief Financial Officer) and a consulting agreement with Mr. Hyde (our Vice Chairman) and his wholly owned consulting business, Producers Sales Organization.  Each agreement has an initial three-year term and, subject to advance-notice termination, renews automatically for successive one-year terms.  These employment and consulting agreements, which were amended on July 12, 2010, each provide for, among other things, an annual base salary or consulting fee, as applicable, of $300,000, cash bonus eligibility, stock options and restricted stock awards, severance benefits, reimbursement of commuting and relocation expenses, and certain tax gross-up payments. The stock options and restricted stock awards were granted on November 19, 2010.  See above “Note 11.  Stockholders’ Equity” for further discussion.

IMAGE ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17.               Subsequent Event.

We have performed an evaluation of subsequent events through the date we issued these consolidated financial statements.

New Revolving Credit Facility with PNC Bank

On June 23, 2011, we entered into a three-year Revolving Credit and Security Agreement (or PNC Credit Facility) with PNC Bank, National Association (or PNC) which provides us with a revolving credit facility of up to $17.5 million based upon eligible receivables and inventory.

The Company's previous credit facility with Wells Fargo Capital Finance, which provided a revolving line of credit of up to $15 million and was set to expire on July 31, 2011, was repaid in full with proceeds from the PNC Credit Facility and terminated.  The PNC Credit Facility provides for up to a $17.5 million revolving line of credit commitment, including a letter of credit subfacility with a $1.5 million sublimit.  Advances under the PNC Credit Facility generally are limited to the total of:  (i) 85% of eligible accounts receivable; (ii) 60% of eligible inventory (with an inventory sublimit of 25% of the borrowing base); and (iii) the lesser of $3 million or the amount of certain letters of credit provided by one or more affiliates of JH Partners, LLC (or JH Parties).  Reserves against the borrowing base and eligibility determinations generally are made at PNC's discretion.  The amount of outstanding credit under the PNC Credit Facility is capped at $5 million during a 30-day clean-up period annually between January 1 and April 30, with such period to commence each year on a date we select.

At our option, subject to certain limitations (including, most notably, on eurodollar rate advances), interest rates under the PNC Credit Facility are equal to either (a) the sum of the alternate base rate plus 1.75% or (b) the sum of the eurodollar rate plus 3.25%.  For purposes of the PNC Credit Facility:  the "alternate base rate" means a rate equal to the higher of (i) PNC's base commercial lending rate, (ii) the average rate on overnight federal funds plus 0.5% and (iii) the applicable daily LIBOR rate plus 1%; and the "eurodollar rate" means the interest rate determined by PNC by dividing (i) the rate which appears on the Bloomberg Page BBAM1 or another eligible source selected by PNC, by (ii) a number equal to 1.00 minus the applicable Federal Reserve percentage.

The obligations under the PNC Credit Facility are secured by a lien on substantially all of our assets.  Our obligations under the PNC Credit Facility, up to a maximum of $10.5 million, are guaranteed by JH Parties.  The Borrowers and JH Parties are in discussions regarding compensation JH Parties may receive for providing their guaranty.

The PNC Credit Facility provides for certain loan covenants, including financial covenants providing for a minimum senior fixed charge coverage ratio of not less than 1.20 to 1.00 and a minimum fixed charge coverage ratio of not less than 1.10 to 1.00 (i.e., consolidated EBITDA (minus unfinanced capital expenditures and income taxes) to consolidated total debt (plus certain management fees, and, in the case of the fixed charge coverage ratio, certain dividend payments) over a rolling prior four fiscal quarter period), and limitations on our ability with regard to the incurrence of debt, the disposition and preservation of collateralized assets, transactions with affiliates (other than payment of certain management fees), the existence of liens, capital expenditures, stock repurchases and dividends, investments, amendments of certain business arrangements with SPHE and Sony DADC (collectively Sony parties) and of the IMHE management agreement) and mergers, dispositions and acquisitions (with certain limited exceptions for the purchase of third-party equity interests in IMHE).  The PNC Credit Facility contains events of default  that include, among others, non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations and warranties, bankruptcy and insolvency events, material judgments, cross defaults to certain other contracts (including, for example, business arrangements with Sony parties and other material contracts) and indebtedness and events constituting a change of control or a material adverse effect in any of our results of operations or condition (financial or otherwise).  The occurrence of an event of default will increase the applicable rate of interest and could result in the acceleration of our obligations under the PNC Credit Facility and JH Parties being required to pay certain of our obligations under the PNC Credit Facility.

IMAGE ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The agreement imposes restrictions on such items as encumbrances and liens, payments of dividends, other indebtedness, stock repurchases and capital expenditures.  Any outstanding borrowings are secured by our assets.  The agreement also requires us to comply with minimum financial and operating covenants.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting at March 31, 2011.  In conducting this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework.  Based on that evaluation under those criteria, management concluded that, at March 31, 2011, our internal control over financial reporting was effective.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by our registered public accounting firm pursuant to rules that permit us to provide only management's report in this annual report.

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

ITEM 9B.                   OTHER INFORMATION

None.

PART III

ITEM 10.                    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The additional information required by this Item will be included in the Company’s proxy statement for its 2011 Annual Meeting of Stockholders.

We have a Code of Ethics Policy that applies to all of our employees, including our principal executive officer, principal financial officer and principal accounting officer, and a Code of Conduct that applies to our directors, officers and employees.  We have posted the Code of Ethics Policy and the Code of Conduct under the menu "Investors—Corporate Governance" on our Web site at www.image-entertainment.com.  If we waive any material portion of our Code of Ethics Policy that applies to our principal executive officer, principal financial officer or principal accounting officer or amend the Code of Ethics Policy (other than technical, administrative or other non-substantive amendments), we will disclose that fact on our website at www.image-entertainment.com within four business days.

ITEM 11.                    EXECUTIVE COMPENSATION

The information required by this Item will be included in the Company’s proxy statement for its 2011 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

                The information required by this Item will be included in the Company’s proxy statement for its 2011 Annual Meeting of Stockholders.

ITEM 13.                    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be included in the Company’s proxy statement for its 2011 Annual Meeting of Stockholders.

ITEM 14.                    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item will be included in the Company’s proxy statement for its 2011 Annual Meeting of Stockholders.

PART IV

Item 15.                      Exhibits And Financial Statements

(a)           The following documents are filed as a part of this report:

1.         Financial Statements.
Page
Report of Independent Registered Public Accounting Firm	[44]
Consolidated Balance Sheets as of March 31, 2011 and 2010	[45]
Consolidated Statements of Operations for the years ended March 31, 2011 and 2010	[47]
Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended March 31, 2011 and 2010	[48]
Consolidated Statements of Cash Flows for the years ended March 31, 2011 and 2010	[49]
Notes to Consolidated Financial Statements	[52]

(b)           Exhibits.

3.1	Certificate of Incorporation of Image Entertainment, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K (File No. 000-11071) filed on June 29, 2009).

3.2
Amended Section 4(a) of the Certificate of Incorporation of Image Entertainment, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed November 19, 2010 (file no. 000-11071)).

3.3
Certificate of Designation of Series A Junior Participating Preferred Stock (incorporated herein by reference to Exhibit A to Exhibit 4.1 to the Registrant's Current Report on Form 8-K/A (File No. 000-11071) filed with on November 2, 2005).

3.4
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

3.6	Bylaws of Image Entertainment, Inc., as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-11071) filed on February 12, 2010).

3.7
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

4.6
Warrant Issued Pursuant to Amendment and Exchange Agreement (incorporated by reference to Exhibit 4.7 to the Registrant’s Registration Statement on Form S-3 (No. 333-138701) filed on November 14, 2006).

4.7
Second Amendment and Exchange Agreement, dated July 30, 2009, by and among Image Entertainment, Inc. and Portside Growth and Opportunity Fund (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-11071) filed on July 31, 2009).

4.8
Registration Rights Agreement, dated as of January 8, 2010, by and among Image Entertainment, Inc., JH Partners, LLC, JH Partners Evergreen Fund, LP, JH Investment Partners III, LP and JH Investment Partners GP Fund III, LLC. (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 000-11071) filed on January 14, 2010).

4.8(a)
Amendment Number 1 to Registration Rights Agreement, dated as of March 8, 2010, by and among Image Entertainment, Inc., JH Partners, LLC, JH Partners Evergreen Fund, LP, JH Investment Partners III, LP and JH Investment Partners GP Fund III, LLC (incorporated by reference to Exhibit 4.14 to the Registrant’s Annual Report on Form 10-K (File No. 000-11071) filed on June 29, 2010).

10.1†
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

10.4†
Employment Agreement, dated as of April 14, 2010, between Image Entertainment, Inc. and Theodore S. Green (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-11071) filed on August 16, 2010).

10.4(a)†
First Amendment to Employment Agreement, dated as of July 12, 2010, between Image Entertainment, Inc. and Theodore S. Green (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-11071) filed on November 15, 2010).

10.5†
Employment Agreement, dated as of April 14, 2010, between Image Entertainment, Inc. and John P. Avagliano (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-11071) filed on August 16, 2010).

10.5(a)†
First Amendment to Employment Agreement, dated as of July 12, 2010, between Image Entertainment, Inc. and John P. Avagliano (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-11071) filed on November 15, 2010).

10.6†
Consulting Agreement, dated as of April 14, 2010, between Image Entertainment, Inc., Producers Sales Organization and John W. Hyde (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-11071) filed on August 16, 2010).

10.6(a)†
First Amendment to Consulting Agreement, dated as of July 12, 2010, between Image Entertainment, Inc., Producers Sales Organization and John W. Hyde (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-11071) filed on November 15, 2010).

10.7†
Form of Indemnification Agreement, between the Registrant and its directors and officers (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-11071) filed on October 24, 2005).

10.8†
Form of Indemnification Agreement, between the Registrant and its directors and officers (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-11071) filed on August 16, 2010).

10.9†
Image Entertainment, Inc. 2004 Incentive Compensation Plan (incorporated by reference to Exhibit A to the Registrant’s Definitive Proxy Statement on Form DEF 14A (File No. 000-11071) filed on July 29, 2004).

10.10†
Form of Stock Unit Award Grant Notice and Agreement for the Image Entertainment, Inc. 2004 Incentive Compensation Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-11071) filed on February 14, 2007).

10.11†	Form of Option Agreement Amendment (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-11071) filed on March 31, 2006).

10.12†
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

10.14†
Form of Incentive Stock Option Agreement for the Image Entertainment, Inc. 2008 Stock Awards and Incentive Plan (incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K (File No. 000-11071) filed on June 29, 2009).

10.15
Form of Restricted Stock Award Grant Agreement for the Image Entertainment, Inc. 2008 Stock Awards and Incentive Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-11071) filed on November 15, 2010).

10.16†	Image Entertainment, Inc. 2010 Equity Incentive Award Plan (incorporated by reference to Appendix C to the definitive proxy statement filed October 12, 2010 (file no. 000-11071)).

10.17†	Image Entertainment, Inc. 2011 Equity Incentive Plan (incorporated by reference to Appendix D to the definitive proxy statement filed October 12, 2010 (file no. 000-11071)).

10.18†
Form of 2010 Equity Incentive Plan Stock Option Grant Notice and Stock Option Agreement (Type A Grant) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed November 19, 2010 (file no. 000-11071)).

10.19†
Form of 2010 Equity Incentive Plan Stock Option Grant Notice and Stock Option Agreement (Type B Grant) (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed November 19, 2010 (file no. 000-11071)).

10.20†
Form of 2010 Equity Incentive Plan Stock Option Grant Notice and Stock Option Agreement (Type C Grant) (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed November 19, 2010 (file no. 000-11071)).

10.21†
Form of 2010 Equity Incentive Plan Restricted Stock Award Grant Notice and Restricted Stock Award Agreement (Type A Grant) (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed November 19, 2010 (file no. 000-11071)).

10.22†
Form of 2010 Equity Incentive Plan Restricted Stock Award Grant Notice and Restricted Stock Award Agreement (Type B Grant) (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed November 19, 2010 (file no. 000-11071)).

10.23†
Form of 2010 Equity Incentive Plan Restricted Stock Award Grant Notice and Restricted Stock Award Agreement (Type C Grant) (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed November 19, 2010 (file no. 000-11071)).

10.24
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

10.24(a)
First Amendment to Loan and Security Agreement, dated as of April 28, 2008, by and between Wachovia Capital Finance Corporation (Western) and Image Entertainment, Inc. (incorporated by reference to Exhibit 10.25(a) to the Registrant’s Annual Report on Form 10-K (File No. 000-11071) filed on June 30, 2008).

10.24(b)
Second Amendment to Loan and Security Agreement, dated as of June 23, 2009, between Wachovia Capital Finance Corporation (Western), Image Entertainment, Inc., Egami Media, Inc. and Image Entertainment (UK), Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-11071) filed on June 25, 2009).

10.24(c)
Third Amendment to Loan and Security Agreement, dated as of July 30, 2009, between Wachovia Capital Finance Corporation (Western), Image Entertainment, Inc., Egami Media, Inc. and Image Entertainment (UK), Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-11071) filed on July 31, 2009).

10.24(d)
Fourth Amendment to Loan and Security Agreement, dated as of January 8, 2010, between Wachovia Capital Finance Corporation (Western), Image Entertainment, Inc., Egami Media, Inc. and Image Entertainment (UK), Inc. (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K (File No. 000-11071) filed on January 14, 2010).

10.24(e)
Fifth Amendment to Loan and Security Agreement, dated as of April 15, 2010, between Wachovia Capital Finance Corporation (Western), Image Entertainment, Inc., Egami Media, Inc., and Image Entertainment (UK), Inc. (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-11071) filed on August 16, 2010).

10.24(f)
Sixth Amendment to Loan and Security Agreement, dated as of May 3, 2010, between Wachovia Capital Finance Corporation (Western), Image Entertainment, Inc., Egami Media, Inc., and Image Entertainment (UK), Inc. (incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-11071) filed on August 16, 2010).

10.24(g)
Seventh Amendment to Loan and Security Agreement, dated as of July 29, 2010, between Wells Fargo Capital Finance, LLC, as successor by merger to Wachovia Capital Finance Corporation (Western), Image Entertainment, Inc., Egami Media, Inc., and Image Entertainment (UK), Inc. (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-11071) filed on November 15, 2010).

10.24(h)
Eighth Amendment to Loan and Security Agreement, dated as of August 13, 2010, between Wells Fargo Capital Finance, LLC, as successor by merger to Wachovia Capital Finance Corporation (Western), Image Entertainment, Inc., Egami Media, Inc., and Image Entertainment (UK), Inc. (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-11071) filed on November 15, 2010)

10.24(i)
Ninth Amendment to Loan and Security Agreement, dated as of November 3, 2010, between Wells Fargo Capital Finance, LLC, as successor by merger to Wachovia Capital Finance Corporation (Western), Image Entertainment, Inc. and Image/Madacy Home Entertainment, LLC (incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-11071) filed on February 14, 2011).

10.24(j)*
 Tenth Amendment to Loan and Security Agreement, dated as of March 31, 2011, between Wells Fargo Capital Finance, LLC, as successor by merger to Wachovia Capital Finance Corporation (Western), Image Entertainment, Inc. and Image/Madacy Home Entertainment, LLC.

10.25
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

10.26
Amendment to Securities Purchase Agreement, dated December 24, 2009, by and between Image Entertainment, Inc. and JH Partners, LLC. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-11071) filed on December 31, 2009).

10.27
Amendment Number 2 to Securities Purchase Agreement, dated December 30, 2009, by and between Image Entertainment, Inc. and JH Partners, LLC. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 000-11071) filed on December 31, 2009).

10.28
Amendment Number 3 to Securities Purchase Agreement, dated January 20, 2010, by and between Image Entertainment, Inc. and JH Partners, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-11071) filed on January 20, 2010).

10.29
Amendment Number 4 to Securities Purchase Agreement, dated March 8, 2010, by and between Image Entertainment, Inc. and JH Partners, LLC (incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K (File No. 000-11071) filed on June 29, 2010).

10.30
Stockholders’ Agreement, dated as of April 14, 2010, between Image Entertainment, Inc. and the Stockholders named therein (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-11071) filed on August 16, 2010).

10.31*	Amendment No. 1 to Stockholders' Agreement, dated as of March 1, 2011, between Image Entertainment, Inc. and the Stockholders named therein.

10.32
Assignment and Joinder Agreement (to Registration Rights Agreement), dated as of April 14, 2010, between the Assignors and Assignees named therein (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-11071) filed on August 16, 2010).

10.33
Letter Agreement, dated as of April 14, 2010, between Image Entertainment, Inc. and Ted Green, John Hyde and John Avagliano (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-11071) filed on August 16, 2010).

10.34
Revolving Credit and Security Agreement, dated June 23, 2011, among Image Entertainment, Inc., and Image/Madacy Home Entertainment, LLC, as borrowers, PNC Bank, National Association, as lender and as administrative and collateral agent, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-11071) filed on June 28, 2010).

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1*	Section 1350 Certification of Chief Executive Officer.

32.2*	Section 1350 Certification of Chief Financial Officer.

* Filed herewith.

† Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMAGE ENTERTAINMENT, INC.
A Delaware corporation

Dated: June 29, 2011	/s/ THEODORE S. GREEN
THEODORE S. GREEN
Chairman and Chief Executive Officer
(Principal Executive Officer)

Dated: June 29, 2011	/s/ JOHN P. AVAGLIANO
JOHN P. AVAGLIANO
Chief Operating Officer and Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: June 29, 2011	/s/ THEODORE S. GREEN
THEODORE S. GREEN
Chairman and Chief Executive Officer
(Principal Executive Officer)

Dated: June 29, 2011	/s/ JOHN P. AVAGLIANO
JOHN P. AVAGLIANO
Chief Operating Officer and Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: June 29, 2011	/s/ PATRICK M. COLLINS
PATRICK M. COLLINS
Director

Dated: June 29, 2011	/s/ MARY GEORGE
MARY GEORGE
Director

Dated: June 29, 2011	/s/ MARSHALL HEINBERG
MARSHALL HEINBERG
Director

Dated: June 29, 2011	/s/ JOHN W. HYDE
JOHN W. HYDE
Vice Chairman and Director