Form 10-K/A
period 2011-03-31
IMAGE ENTERTAINMENT INC
filed 2011-08-01
CIK 216324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
_________________________

FORM 10-K/A
(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the Fiscal Year Ended March 31, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the Transition Period from…………To…………

Commission File Number 000-11071
_________________________

IMAGE ENTERTAINMENT, INC.
(Exact name of registrant as specified in its charter)
_________________________

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
Common Stock, par value $0.0001

Name of each exchange on which registered: None

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

The number of shares outstanding of the registrant’s common stock as of July 12, 2011:  255,602,133

DOCUMENTS INCORPORATED BY REFERENCE

None.

IMAGE ENTERTAINMENT, INC.
Form 10-K/A Annual Report (Amendment No. 1)

For The Fiscal Year Ended March 31, 2011

Explanatory Note

Image Entertainment, Inc. (or Image, the Company, we, us, or our) is filing this Amendment No. 1 (or Amendment) on Form 10-K/A to amend its Annual Report on Form 10-K for the fiscal year ended March 31, 2011, as filed with the Securities and Exchange Commission (or SEC) on June 29, 2011 (or the 2011 Form 10-K), for purposes of including the information required by Part III that was to be incorporated by reference to its definitive proxy statement relating to its 2011 Annual Meeting of Stockholders.

Form 10-K General Instruction G(3) requires the information contained herein be included in the Form 10-K filing or incorporated by reference from a definitive proxy statement if such statement is filed no later than 120 days after our last fiscal year end.  We do not expect to file a definitive proxy statement containing the above referenced items within such 120-day period and therefore the Part III information is filed hereby as an amendment to our 2011 Form 10-K.

Except as otherwise expressly stated herein, this Amendment does not reflect events occurring after the date of the 2011 Form 10-K, nor does it modify or update the disclosure contained in the 2011 Form 10-K in any way other than as required to reflect the amendments discussed above and reflected below.  Accordingly, this Amendment should be read in conjunction with the 2011 Form 10-K and Image’s other filings made with the SEC on or subsequent to June 29, 2011.

PART III

ITEM10.                DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board Composition

As of July 29, 2011, our board of directors (or Board) was comprised of five members, divided into three classes as set forth in the table below.  Each director elected will hold office for a three-year term, until a successor is duly elected and qualified or until his earlier death, resignation or removal from office.  The directors were elected into the classes below at the 2010 Annual Meeting of Stockholders, with the Class I directors elected for a three-year term, the Class II director for an initial one-year term, and the Class III directors for an initial two-year term.  The Class II director will be up for election at the 2011 Annual Meeting of Stockholders (or 2011 Annual Meeting), the Class III directors will be up for election at the 2012 Annual Meeting and the Class I directors will be up for election at the 2013 Annual Meeting.

Name	Director Class	Director Since	Age	Principal Occupation and Business Experience During Past Five Years and Other Directorships

Patrick M. Collins	I	2010	37
Mr. Collins is a senior investment professional with JH Partners, LLC (or JH Partners), a private equity firm, where he has held various positions since 2003.  Mr. Collins is a member of JH Partners' four-member investment committee and is responsible for leading deal teams in completing all phases of the firm's private equity investments, including sourcing, due diligence, debt financing, valuation, structuring, negotiation and monitoring.  Prior to joining JH Partners, Mr. Collins worked at Behrman Capital, a private equity firm.  Prior to Behrman Capital, Mr. Collins was an investment banker at Merrill Lynch & Co., Inc.  Mr. Collins currently serves on the boards of AmeriMark Holdings, LLC and CHP Holdings, Inc.  Mr. Collins received an MBA from Harvard Business School and a BA from Yale University.  Mr. Collins' experience with capital-raising and growth-oriented transactions provides the Board with perspective on the Company's strategies to grow its business.

Theodore S. Green	I	2010	58
Mr. Green was appointed as the Company's Chairman of the Board and Chief Executive Officer in January 2010.  From 2007 to 2009, Mr. Green served as Chairman and Co-CEO and director of TM Entertainment and Media, Inc., an entertainment and media investment company, and a director of its successor Chinese company.  From 2003 to 2006, Mr. Green was the CEO and Co-Owner of Anchor Bay Entertainment, a home entertainment and production company, which at the time was a subsidiary of IDT Entertainment, Inc, a production company that focused on the production, marketing and distribution of various media.  Mr. Green began serving as CEO upon the acquisition of Anchor Bay from The Handleman Company.  Prior to that, in 2001, Mr. Green established Greenlight Consulting Inc., a project-based consulting practice focused on the media and entertainment industry.  Greenlight Consulting's clients included Sony Music and Vivendi-Universal as well as numerous other regional media organizations.  Prior to founding Greenlight Consulting, in 2000, Mr. Green was President and Chief Operating Officer of MaMaMedia, Inc., an Internet company that created activity-based learning products for children and their families.  From 1992 to 2000, Mr. Green was the founder and President of Sony Wonder, the division of Sony BMG Music Entertainment responsible for the production and distribution of media geared toward youthful audiences and also for all home video distribution.  Beginning in 1989, Mr. Green was the Executive Vice President of Administration and Operations for ATCO Records, a music industry label co-owned with The Warner Music Group.  From 1982 until 1989, Mr. Green served as the Senior Vice President of Polygram Records, overseeing the Business Affairs and Music Publishing divisions of the company.  Mr. Green's career in the entertainment industry began first in the legal department and thereafter as the Director of Business Affairs for CBS Records.  Prior to that Mr. Green practiced general entertainment law at the firm of Moses Singer.  Mr. Green's broad and deep experience in various segments of the entertainment industry, together with his perspective as our Chief Executive Officer, provides the Board with unique insight and direct access to strategic and operational information about the Company.

Name	Director Class	Director Since	Age	Principal Occupation and Business Experience During Past Five Years and Other Directorships

John W. Hyde	II	2010	70
Mr. Hyde was appointed as the Company’s Vice Chairman in January 2010. Mr. Hyde has served as CEO of Rehab Incorporated since 2007.  Mr. Hyde founded and has been an officer of Producers Sales Organization (or PSO) since 1982.  PSO and its affiliate company, Rehab Incorporated, are diversified entertainment, consulting, production, financing and distribution companies.  Mr. Hyde currently has in development Short Circuit for The Weinstein Company and Flight of the Navigator for Disney.  Since October 2007, Mr. Hyde has served as a member of the Board of Directors of The Jim Henson Company, creator of The Muppets and a family entertainment company.  From 2007 to 2008, Mr. Hyde served as the Vice Chairman of Starz Media, a film and television production and distribution company, where he was responsible for integrating the IDT Entertainment operations into the Starz group of companies.  From 2003 to 2006, Mr. Hyde was the COO of IDT Entertainment and CEO of IDTE Productions and New Ark Entertainment.  In those roles, Mr. Hyde oversaw all of IDT Entertainment's operations. From 2000 to 2006, Mr. Hyde was the CEO of Film Roman and was responsible for running the animation company producing The Simpsons, King of the Hill, Hellboy: Animated, Eloise, and Wow! Wow! Wubbzy!  Mr. Hyde’s entertainment development and management experience, strategic planning background and overall familiarity with the film and television industry provide the Board with greater insight into potential growth opportunities.

Mary J. George	III	2010	61
Ms. George currently serves as Vice Chairman of Bell Automotive Products, Inc., as well as on the boards of the private companies Oreck Corporation and 3-Day Blinds.  Ms. George currently serves on the board of the Mission Hospital Foundation, a non-profit organization in Mission Viejo, California.  Ms. George previously served as the Chairman of Bell Sports from 2001 to 2005, its Chief Executive Officer from 1998 to 2000 and its Chief Operating Officer from 1994 to 1997.  Prior to joining Bell Sports, Ms. George was the Chief Operating Officer of Denar Corporation. She received an MBA in Finance and Marketing from Xavier Institute, Jamshedpur, India.  Ms. George’s experience in sales, marketing and general management in the consumer products industry, as well as success in the development of internationally renowned branded products, provides the Board with greater insight in the areas of product branding and strategic growth in the consumer products industry.

Name	Director Class	Director Since	Age	Principal Occupation and Business Experience During Past Five Years and Other Directorships

Marshall A. Heinberg	III	2010	54
Mr. Heinberg has served since 2008 as the Head of the Investment Banking Department and as a Senior Managing Director of Oppenheimer & Co. Inc., an investment bank and full-service investment firm.  He began his investment banking career in 1987 as an Associate in the Corporate Finance Division of Oppenheimer & Company, which was acquired by the Canadian Imperial Bank of Commerce (CIBC) in 1997.  In 2001, Mr. Heinberg was named Head of CIBC’s U.S. Investment Banking Department.  CIBC’s US Capital Markets Business was acquired by Oppenheimer & Co. Inc. in 2008. During his career, Mr. Heinberg has worked with many leading growth companies.  Mr. Heinberg has held responsibility for various sectors including environmental, industrial growth, technology and telecommunications.  His transaction experience includes public and private financings, exclusive sale and strategic advisory assignments.  He has been a Non-Executive Director at Universal Biosensors Inc. since January 11, 2010.  Mr. Heinberg graduated from the Wharton School of the University of Pennsylvania with honors, with a degree in economics, and received his law degree from Fordham Law School.  Mr. Heinberg’s experience in public and private financing, strategic development and sales provides the Board with insight regarding financial matters and potential growth and investment opportunities.

All of the directors’ nominations were agreed to by the JH Investors (as defined below).  In addition to the matters affecting our directors and their election to the Board described in Certain Relationships and Related Transactions and Director Independence below, on April 14, 2010, the JH Investors agreed to cause the election of Mr. Hyde as a director of the Company by September 30, 2010 and to cause him to stay on the Board for so long as he is an employee or consultant of the Company.

Executive Officers

The following table sets forth the name, age and position of each of our executive officers as of July 29, 2011.

Name	Age	Position
Executive Officers*
Theodore S. Green	58	Chief Executive Officer and Chairman of the Board
John P. Avagliano	55	Chief Operating Officer/Chief Financial Officer
John W. Hyde	70	Vice Chairman

*              Executive Officers were appointed effective January 8, 2010 in connection with the transactions with the JH Investors described in Certain Relationships and Related Transactions and Director Independence below.

Biographical information for Messrs. Green and Hyde is set forth above under "Board Composition."

From 2004 to 2009, Mr. Avagliano was President of Britannia Holdings providing strategic and financial management services to the film, music, video and apparel industries. Clients of Britannia Holdings included Live Nation Entertainment, Ticketmaster Entertainment, Frontline Management, Palm Pictures (an integrated film and music company founded by Chris Blackwell, the former Chairman of Island Records), CAK Entertainment (a joint venture music publishing company funded by GTCR, a private equity firm based in Chicago), Menichetti, Ltd. (high-end apparel manufacturer/distributor), Pacific Connections, Inc. (mass market apparel and accessory distributor) and DIC Entertainment.  From 1999 to 2004, Mr. Avagliano worked in various positions for Time Warner Inc.  From 2001 to 2004, Mr. Avagliano worked for Warner Music Group as SVP of Financial Operations, where he was responsible for financial oversight of the global manufacturing, distribution and print businesses, worldwide financial planning and analysis, U.S. advertising procurement, real estate management, office services support and U.S. purchasing activities. From 1999 to 2001, Mr. Avagliano was CFO of Warner Home Entertainment, the leading global manufacturer and distributor of DVD and VHS products, where he was responsible for managing the overall finance function, leading negotiations in acquiring and distributing independent theatrical and TV content and managing the Video-On-Demand activities as related to the Warner Bros. film release schedule. Previously Mr. Avagliano was employed at companies such as Revlon, Playtex Products, Avon, Sanofi Beaute and PolyGram Distribution.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires Image’s directors, executive officers and the beneficial holders of more than 10% of a registered class of Image’s equity securities to file initial reports of ownership and changes in ownership of common stock and other equity securities of Image with the Securities and Exchange Commission (or SEC).  Based solely on our records and written representations from certain of these persons, we believe that during fiscal year 2011 all applicable Section 16(a) filing requirements were met, with certain exceptions previously disclosed in our definitive proxy statement for our 2010 Annual Meeting of Stockholders, filed with the SEC on October 12, 2010.

Code of Ethics and Governance Guidelines

We have a Code of Ethics Policy that applies to all of our employees, including our principal executive officer and principal financial and principal accounting officer, and a Code of Conduct that applies to our directors, officers and employees.  We have posted the Code of Ethics Policy and the Code of Conduct under the menu “Investors – Corporate Governance” on our website at www.image-entertainment.com.  If we waive any material portion of our Code of Ethics Policy that applies to our principal executive officer, principal financial officer or principal accounting officer or amend the Code of Ethics Policy (other than technical, administrative or other non-substantive amendments), we will disclose that fact on our website at www.image-entertainment.com within four business days.

Committees of the Board

From the beginning of fiscal year 2011 until August 5, 2010 when Ms. George and Messrs. Heiberg and Hyde were elected to the Board and Michael John (who joined the Board in January 2010 as a part of the JH Partners transaction) resigned from the Board, our Board did not have separate Audit, Compensation and Nominations and Governance Committees, and the full Board acted in the capacity of all three committees.

For the remainder of fiscal year 2011 through the date of this Amendment, our Audit Committee was comprised of Ms. George, and Messrs. Collins, Green, Heinberg and Hyde (Chairman), our Compensation Committee was comprised of Ms. George (Chairman) and Mr. Heinberg and our Nominations and Governance Committee was comprised of Messrs. Collins (Chairman) and Green.

Because we are not listed on NASDAQ, the New York Stock Exchange or any other applicable stock exchange, we are not required to have an Audit Committee consisting solely of independent directors, and so our full Board acts as the Audit Committee.  Similarly, because we are not currently subject to applicable stock exchange independence requirements, we have composed our Nominations and Governance Committee based on considerations other than independence, and the members of this committee have not been deemed independent.  Our Compensation Committee consists solely of directors who have been deemed independent.  Our Board determined that each of Ms. George and Mr. Hyde qualified as an "audit committee financial expert" as that term is defined in Item 407(d)(5) of Regulation S-K under the Securities Exchange Act of 1934, as amended (or the Exchange Act).  As discussed below under Certain Relationships and Related Transactions and Director Independence, although we are not currently listed on Nasdaq, we consider Nasdaq independence standards with regard to our Board members and have considered Ms. George and Mr. Heinberg independent.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table for Fiscal Year 2011

The following table sets forth compensation paid to those persons who served as our principal executive officer and our other most highly compensated executive officers (collectively, the Named Executive Officers) for fiscal year 2011, which ended on March 31, 2011:

Name & Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(2)	All Other Compensation $)(3)	Total ($)
Theodore S. Green,	2011	$300,000	$––	$1,478,075	$421,161	$1,615	$2,200,851
Chief Executive Officer	2010	66,923	––	––	––	––	66,923
and Chairman

John P. Avagliano,	2011	300,000	50,000	713,726	203,427	153,375	1,420,528
Chief Operating Officer and	2010	66,923	––	––	––	18,733	85,656
Chief Financial Officer

John W. Hyde(4),	2011	––	––	1,289,815	367,459	300,000	1,957,274
Vice Chairman	2010	––	––	––	––	66,923	66,923
___________________________

(1)
Amount represents the grant date fair value for restricted stock awards granted in the fiscal year indicated, calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 Compensation – Stock Compensation (or ASC Topic 718), based on the closing market price of our stock on the date of grant.

(2)
Amount represents the grant date fair value for stock options granted in the fiscal year indicated, calculated in accordance with ASC Topic 718.  Refer to Note 1 in the Notes to Consolidated Financial Statements included in Item 8 of our 2011 Form 10-K for the relevant assumptions used to determine the valuation of our stock options.

(3)	Fiscal year 2011 includes:
(i)	For Mr. Green, Company 401(k) match of $1,615.
(ii)	For Mr. Avagliano, Company 401(k) match of $1,615, reimbursable commuting expenses of $106,760 and an advance against relocation expenses of $45,000.
(iii)	For Mr. Hyde, consulting fees.

Fiscal year 2010 includes:
(i)	For Mr. Avagliano, includes reimbursable commuting expenses of $18,733.
(ii)	For Mr. Hyde, consulting fees.

(4)	Mr. Hyde provides all services to the Company through PSO, his wholly-owned consulting business.

Employment Agreements

We have entered into employment agreements with each of Messrs. Green and Avagliano and have entered into a consulting agreement with Mr. Hyde and his wholly owned consulting business, PSO, effective as of April 14, 2010.  Certain terms of these agreements, as amended as of July 12, 2010, are summarized below.

Term.  Each of the agreements is for a term of three years beginning on April 14, 2010, and, subject to advance-notice termination provisions, renews automatically for successive one-year terms.

Base Compensation.  The agreements provide for minimum annual base salaries or annual consulting fees of $300,000 to each executive officer, to be reviewed annually by our Board.

Cash Bonus Opportunity.  Each executive officer is eligible for an annual cash bonus opportunity targeted at 50% of base compensation, subject to the Company achieving specified earnings before interest, taxes, depreciation and amortization (or EBITDA) goals, with partial bonus eligibility if at least 85% of the applicable goal is achieved.  For the 2011 fiscal year, targeted EBITDA was $10.3 million, with certain adjustments permitted for material acquisitions of a company or business.  In the case of Mr. Avagliano, this bonus is guaranteed to be at least $50,000 for the year ending March 31, 2011.  The minimum EBITDA goal was not met for the 2011 fiscal year and, except for Mr. Avagliano, no executive officer received a cash bonus for such year.

Reimbursements.  Messrs. Green and Avagliano will be reimbursed for expenses related to commuting from New York to Los Angeles, including the cost of business class air travel exceeding three hours, temporary housing and auto use.  Mr. Avagliano will be reimbursed for reasonable expenses, not to exceed $120,000 related to relocation of his home and family from New York to Los Angeles, as well as a tax gross-up for income taxes arising from such reimbursement, not to exceed $75,000.

Severance Benefits.  Each executive officer will be entitled to specified severance benefits, subject to execution of a customary general release of claims, if his employment or consulting engagement is terminated without "cause" or he terminates his employment or consulting engagement for "good reason" including: (i) a payment equal to 12 months of salary or consulting fees, as applicable, and a pro rata bonus; (ii) in the case of Messrs. Green and Avagliano, continuation of healthcare benefits for 12 months; and (iii) reimbursement of incurred expenses, and in the case of Mr. Avagliano, reimbursement for relocation expenses actually incurred by Mr. Avagliano on or six months prior to termination of employment (up to an aggregate cap of $120,000 and a tax gross-up cap on any such amounts of $75,000).

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

For purposes of the agreements, “good reason” generally means, without the executive officer’s consent, (i) a material diminution in the executive officer’s salary or consulting fees, as applicable; (ii) a material diminution in the executive officer’s authority, duties or responsibilities, including a material adverse change in the executive officer’s reporting relationships; (iii) a material breach of the employment or consulting agreement by the Company; (iv) the failure of the Company to issue certain equity awards to the executive officer by November 30, 2010; or (v) except for Mr. Green, requiring the executive officer to change the principal location of his employment or engagement outside the Los Angeles, California area, subject to certain notice and opportunity to cure provisions set forth in the agreements.  Mr. Green’s employment agreement also provides that “good reason” means (x) the failure of the Company or its stockholders to reelect or to reappoint him as Chairman of the Board, unless cause for removal exists or (y) the appointment of a co-chairman of the Board.  Mr. Hyde's consulting agreement also provides that "good reason" means the termination of employment of Mr. Green.

Each executive officer will receive a tax gross-up to the extent that payments under the employment or consulting agreements are “parachute payments” under Section 280G of the Internal Revenue Code of 1986, as amended (or the Code) and subject to an excise tax under Section 4999 of the Code, subject to specified limitations, including an aggregate cap of $1 million on total gross-up payments to the executive officers under their employment and consulting agreements.

The agreements also contain non-competition and non-solicitation covenants.  Timing of severance payments under the agreements may be adjusted in certain circumstances to the extent necessary for compliance with or exemption from Section 409A of the Code.

Equity Awards.  The employment and consulting agreements contemplate the issuance of stock options and restricted stock awards to the executive officers covering an aggregate of 34,621,411 shares of common stock (14,698,071 shares for awards to Mr. Green, 7,097,923 shares for awards to Mr. Avagliano and 12,825,417 shares for awards to Mr. Hyde).  These grants were awarded to the executive officers on November 19, 2010 under our 2010 Equity Incentive Award Plan (or the 2010 Plan) and are included in the “Outstanding Equity Awards at Fiscal Year End 2011” table below.  As described in that table, a portion of the awards vest over a four-year vesting period and a portion vest based on the Company’s achievement of specific stock prices over certain time periods, subject to a continued employment or service relationship and subject to certain restrictions on transfer.

Treatment of Stock Options and Restricted Stock Awards upon a Change in Control:

Unless otherwise provided in an award agreement or other written agreement between an executive officer and us, if a change in control occurs and outstanding awards held by the executive officers under the 2010 Plan are not continued, converted, assumed or replaced by Image or a successor company (or a parent or subsidiary thereof) in the change in control, the awards will become fully exercisable and/or payable, as applicable, and all forfeiture, repurchase and other restrictions on the awards will lapse.  Upon, or in anticipation of, a change in control, the administrator of the 2010 Plan may cause outstanding awards to terminate at a specific time in the future, including but not limited to the date of such change in control, and each executive officer will have the right to exercise such awards during a period of time determined by the administrator.  In addition, certain of the executive officer’s outstanding stock options and restricted stock awards will become fully vested in the event of a change in control in which the stock's equity value equals or exceeds certain threshold prices.  A description of these vesting terms is provided in the footnotes to the “Outstanding Equity Awards at Fiscal Year End 2011” table below.

“Change in control” generally means under the 2010 Plan the occurrence of any of the following events:

•
an acquisition by any person or group of persons of beneficial ownership of more than 50% of the total combined voting power of our securities (other than a registered, public offering of our common stock and excluding acquisitions by Image, by any of its subsidiaries, by an employee benefit plan maintained by Image or its subsidiaries or by any person that, prior to such transaction, controls, is controlled by or is under common control with Image);

•
a change in the composition of the Board such that, during any two-year period, the incumbent board members cease to constitute at least a majority of the Board (excluding directors whose election, or nomination for election by stockholders, was approved by at least two-thirds of the incumbent board);

•
consummation of certain mergers, consolidations, reorganizations or business combinations, a sale or other disposition of all or substantially all of Image’s assets or the acquisition of assets or stock of another entity (excluding transactions in which Image's outstanding voting securities before the transaction continue to represent thereafter at least a majority of the combined voting power of the successor entity); or

•	stockholder approval of a dissolution or liquidation of Image (other than a liquidation or dissolution occurring upon a merger, consolidation, reorganization or business combination).

Outstanding Equity Awards at Fiscal Year End 2011

The table below sets forth information regarding the outstanding option awards and unvested restricted stock awards held by the Named Executive Officers as of March 31, 2011.  All equity awards reported in the table below were granted on November 19, 2010 under the 2010 Plan.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (# Exercisable)	Number of Securities Underlying Unexercised Options (# Unexercisable)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(1)
Theodore S. Green	448,291	1344874	$0.20	11/19/2020(2)	––		$––	––		$––
	––	946801	0.2	11/19/2020(3)	––		––	––		––
	––	2104273	0.2	11/19/2020(4)	––		––	––		––
	––	––	––	––	8,005,550	(5)	1,440,999	––		––
	––	––	––	––	––		––	1,502,877	(6)	270,518
	––	––	––	––	––		––	345,405	(7)	62,173
John P. Avagliano	216,446	649,338	0.2	11/19/2020(2)	––		––	––		––
	––	457,396	0.2	11/19/2020(3)	––		––	––		––
	––	1,016,568	0.2	11/19/2020(4)	––		––	––		––
	––	––	––	––	3,865,275	(5)	695,750
	––	––	––	––	––		––	726,036	(6)	130,686
	––	––	––	––	––		––	166,864	(7)	30,036
John W. Hyde	391,216	1,173,648	0.2	11/19/2020(2)	––		––	––		––
	––	825,998	0.2	11/19/2020(3)	––		––	––		––
	––	1,835,790	0.2	11/19/2020(4)	––		––	––		––
	––	––	––	––	6,996,305	(5)	1,257,535	––		––
	––	––	––	––	––		––	1,311,126	(6)	236,003
	––	––	––	––	––		––	301,334	(7)	54,240

(1)	Market value as of March 31, 2011 is calculated based on our closing stock price of $0.18 per share.
(2)
Stock option 25% vested on January 8, 2011 and 6.25% vests each three-month period thereafter (the Service-Based Vesting Schedule), such that the stock option is 100% vested on January 8, 2014.  Vesting is rounded up to the nearest whole share.

(3)
Stock option vests 100% upon the earlier of (i) the date the stock’s fair market value equals or exceeds $0.0773 for any 20 out of 30 consecutive trading days on or after January 8, 2012, (ii) a change in control in which the stock’s equity value equals or exceeds $0.0773 per share, or (iii) January 8, 2019.  The events referred to in (i) and (ii) are referred to for purposes of this table as the Stock Price Hurdle I.

(4)
Stock option vests 100% upon the earlier of (i) the date the stock’s fair market value equals or exceeds $0.19 for any 20 out of 30 consecutive trading days on or after January 8, 2013, (ii) a change in control in which the stock’s equity value equals or exceeds $0.19 per share, or (iii) January 8, 2019.  The events referred to in (i) and (ii) are referred to as the Stock Price Hurdle II.

(5)
Shares vest in an amount equal to the product of (i) the Service-Based Vesting Schedule set forth in footnote 2 and (ii) the following amount: (a) 100% minus (b) the percentage of Series C preferred stock originally purchased by the JH Investors, as defined below, and still held by the JH Investors (this amount is referred to for purposes of this table as the Sale Percentage).  The Sale Percentage is 100% on the earlier of (x) January 8, 2015 or (b) termination without cause, for good reason, as a result of death or disability or termination resulting from non-extension of the employment or consulting agreement's term.

(6)
Stock award vests in an amount equal to the Sale Percentage as defined in footnote 5 above, provided that the Stock Price Hurdle I has been achieved.  Stock award otherwise vests 100% on January 8, 2019.

(7)	Stock award vests in amount equal to the Sale Percentage as defined in footnote 5 above, provided that the Stock Price Hurdle II has been achieved. Stock award otherwise vests 100% on January 8, 2019.

Director Compensation

For fiscal year 2011, our non-employee and non-affiliate directors, Mary George and Marshall Heinberg, received an annual retainer of $30,000, prorated for the length of service provided during the fiscal year, to compensate them for attending up to eight Board meetings and up to four committee meetings.  For fiscal year 2011, our non-employee and non-affiliate directors were also eligible to receive an additional $2,000 per additional Board or committee meeting attended where attendance was expected.  In addition, our non-employee and non-affiliate directors were reimbursed for reasonable travel expenses to attend Board or committee meetings.  Employee or affiliate directors receive no compensation for their service as directors.

For fiscal year 2011, our non-employee and non-affiliate directors were each granted a restricted stock award for 100,000 shares of our common stock.  The restricted stock awards were granted under our 2008 Stock Awards and Incentive Plan on September 17, 2010 and vest as to 1/12th after each three-month period of continuous director service following August 5, 2010.

Director Compensation Table for Fiscal Year 2011

The following table sets forth information regarding the compensation earned by our non-employee and non-affiliate directors in fiscal year 2011:

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	Option Awards ($)	All Other Compensation ($)	Total ($)

Mary J. George	$19,647	$23,000	$––	$––	$42,647
Marshall A. Heinberg	19,647	23,000	––	––	42,647

(1)	Annual retainer fee paid quarterly and prorated for the applicable service period. Ms. George and Mr. Heinberg each became directors on August 5, 2010.

(2)
Amount represents the grant date fair value for restricted stock awards granted during fiscal year 2011.  The per share grant date fair value of each of the restricted stock awards for 100,000 shares was $0.23, our closing stock price on the date of grant of the award.  Ms. George and Mr. Heinberg held no other equity awards at the end of fiscal year 2011.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of July 12, 2011, with respect to the beneficial ownership of shares of our common stock owned by (i) each person, who, to our knowledge based on Schedules 13D filed with the SEC, is the beneficial owner of more than 5% of our outstanding common stock, (ii) each person who is currently a director, (iii) each Named Executive Officer, and (iv) all of our current directors and executive officers as a group.

Name of Beneficial Owner	Shares of Common Stock Beneficially Owned(1)	Percent of Common Stock(2)
JH Evergreen Management, LLC(3)	175,868,700	68.81%
Theodore S. Green(4)	19,470,769	7.60%
John W. Hyde(5)	16,785,439	6.55%
John P. Avagliano(6)	8,659,245	3.38%
Mary J. George(7)	100,000	*
Marshall A. Heinberg(8)	100,000	*
Patrick M. Collins (9)	––	––
All current directors and executive officers as a group (6 persons)	45,115,453	14.92%

*Less than 1%

Notes to Beneficial Ownership Table:

(1)
Beneficial ownership is determined in accordance with SEC rules.  For the number of shares beneficially owned by those listed above, we rely on information confirmed by each beneficial owner.  Except as indicated by footnote below, each person named reportedly has sole voting and investment powers with respect to the common stock beneficially owned by that person, subject to applicable community property and similar laws.  Except as indicated by footnote below, each owner’s mailing address is c/o Image Entertainment, Inc., 20525 Nordhoff Street, Suite 200, Chatsworth, California 91311.

(2)
On July 12, 2011, there were 255,602,133 shares of our common stock, $.0001 par value, outstanding.  Common stock not outstanding but which underlies options and warrants vested or exercisable as of, or vesting or exercisable within, 60 days after July 12, 2011, is deemed to be outstanding for the purpose of computing the percentage of the common stock beneficially owned by each named person or entity (and the directors and executive officers as a group), but is not deemed to be outstanding for any other purpose.

(3)
Information presented regarding JH Evergreen Management, LLC (or JH Evergreen Management), JH Partners Evergreen Fund, L.P. (or JH Evergreen), JH Investment Partners III, LP (or JHIP III), JH Investment Partners GP Fund III, LLC (or JHIP GP III) and John C. Hansen is based on information provided by JH Partners and certain of its affiliates.  The mailing address of JH Evergreen Management and the other affiliate filers is 451 Jackson Street, San Francisco, CA  94111-1615.  JH Evergreen Management and Mr. Hansen each reported beneficial ownership of 175,868,700 shares of common stock, of which each reported sole voting and dispositive power.  -JH Evergreen reported beneficial ownership of 149,795,403 shares of common stock, of which it had sole voting and dispositive power. JHIP III reported beneficial ownership of 17,866,505 shares of common stock, of which it had sole voting and dispositive power. JHIP GP III reported beneficial ownership of 8,206,792 shares of common stock, of which it had sole voting and dispositive power.  Mr. Hansen disclaimed beneficial ownership of such shares except to the extent of his pecuniary interest therein.

(4)	Includes options to purchase 672,437 shares of common stock vesting or exercisable within 60 days after July 12, 2011 and 9,853,832 shares subject to restricted stock awards.
(5)
Mr. Hyde holds shares through PSO, his wholly owned consulting business.  Includes options to purchase 586,824 shares of common stock vesting or exercisable within 60 days after July 12, 2011 and 8,598,765 shares subject to restricted stock awards.

(6)	Includes options to purchase 324,670 shares of common stock vesting or exercisable within 60 days after July 12, 2011 and 4,758,175 shares subject to restricted stock awards.
(7)	Includes 66,668 shares subject to restricted stock awards that have not yet vested.
(8)	Includes 66,668 shares subject to restricted stock awards that have not yet vested.
(9)	Our director, Patrick Collins, is a senior investment professional with JH Partners, LLC, a private equity firm associated with JH Evergreen Management and the other JH entities referenced above.

Change in Control

Please refer to the description of the Stockholders’ Agreement in Certain Relationships and Related Transactions, and Director Independence below, which is incorporated herein by reference.

Equity Compensation Plan Information

The following table sets forth certain information as of March 31, 2011 with respect to our equity compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance, aggregated by (i) all compensation plans previously approved by our security holders, and (ii) all compensation plans not previously approved by our security holders:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities referenced in the first column) (2)
Equity compensation plans approved by security holders	13,037,486	$0.252	21,387,939
Equity compensation plans not approved by security holders:
Compensatory warrants issued to service providers (3)	8,018,868	0.530	––
Total	21,056,354	$0.358	21,387,939

Notes to Equity Compensation Plan Information Table:

(1)	Includes options granted to employees, consultants and directors under our 2004 Incentive Compensation Plan, 2008 Stock Awards and Incentive Plan and 2010 Equity Incentive Award Plan.
(2)	Future equity awards may be granted under our 2004 Incentive Compensation Plan, 2008 Stock Awards and Incentive Plan, 2010 Equity Incentive Award Plan or 2011 Equity Incentive Plan.
(3)
In August 2006, we issued a five-year warrant in connection with a convertible debt financing to an investor to purchase up to 1,000,000 shares of common stock at $4.25 per share.  The transactions with JH Partners and certain of its affiliates triggered the antidilution provisions contained in the warrant.  As a result, the warrant is now exercisable for 8,018,868 shares of our common stock at an exercise price of $0.53 per share.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Our policy on related-person transactions is included in our revised Code of Conduct, which has been reviewed and approved by the Board effective as of June 19, 2007.  Our policy states that each executive officer, director or nominee for director will disclose to the Audit Committee of the Board the following information regarding a related-person transaction for review, approval or ratification by the Audit Committee:  (i) the name of the related-person (as defined by Item 404(a) of Regulation S-K under the Exchange Act), and if he or she is an immediate family member of an executive officer, director or nominee for director, the nature of such relationship; (ii) the related-person’s interest in the transaction; (iii) the approximate dollar value of the amount involved in the transaction; (iv) the approximate dollar value of the amount of the related-person’s interest in the transaction; and (v) in the case of indebtedness, the largest total amount of principal outstanding since the beginning of our last fiscal year, the amount of principal outstanding as of the latest practicable date, the amount of principal paid since the beginning of our last fiscal year, and the rate or amount of interest payable on the indebtedness.

The Audit Committee’s decision whether or not to approve or ratify the related-person transaction is made in light of its determination as to whether consummation of the transaction is believed by the Audit Committee to not be or have been contrary to our best interests.  The Audit Committee may take into account the effect of a director’s related-person transaction on such person’s status as an independent member of our Board and eligibility to serve on Board committees under SEC and stock exchange rules, as applicable.

The January 8, 2010 investment and recapitalization transaction with JH Evergreen, JHIP III and JHIP GP III (or JH Investors) resulted in a variety of related-person transactions with the JH Investors (and certain affiliates), which became the holders of approximately 88.6% of our post-transaction outstanding voting securities.  The transaction included, among other things, the purchase from Image by JH Investors of 22,000 shares of our series of Series B Preferred Stock and 196,702 shares of our series of Series C Preferred Stock (together with the Series B Preferred Stock, the Preferred Shares (and the Series C Preferred Stock since converted into 196,702,000 shares of common stock)), for an aggregate purchase price of $22.0 million.  These transactions included payment to the JH Partners of a $1.0 million transaction fee, akin to an investment banking fee, and reimbursement of $650,000 of the JH Investors’ expenses and payment of other transaction-related expenses.  In fiscal 2011, the Company reimbursed additional JH Investors’ legal expenses of $538,000 related to the January 2010 transaction.  Pursuant to the stock purchase agreement regarding the Preferred Shares (or SPA), we agreed to pay the JH Partners or its designee a management fee of $300,000 on each of December 31, 2010 and December 31, 2011.

Pursuant to the SPA, the JH Investors initially provided a $5.0 million irrevocable standby letter of credit as credit support for our revolving credit facility, which revolving credit facility was terminated on June 23, 2011 and replaced with a new revolving credit facility with PNC Bank, N.A. (under which certain affiliates of JH Partners provide a $3.0 million standby letter of credit as credit support).  The obligations under the new revolving credit facility are secured by a lien on substantially all of the assets of Image and are guaranteed by one or more affiliates of JH Partners, with Messrs. Green, Hyde and Avagliano providing any applicable contribution to such guaranty in the portion of their ownership of the Series B Preferred Stock.  The Company and JH Partners are in discussions regarding  compensation JH Partners may receive for providing their guaranty and credit support.

On January 8, 2010, in connection with the Closing, we entered into a registration rights agreement (or RRA) with the JH Investors.  Pursuant to the RRA, we agreed to register under the Securities Act of 1933 the shares of Common Stock issuable upon conversion of the Series C Preferred Stock under certain circumstances.  In connection with the execution of the SPA and RRA, a previous rights agreement providing for preferred stock purchase rights for our stockholders was terminated pursuant to its terms.  As a result of the termination of the previous rights agreement, the holders of the preferred stock purchase rights issued pursuant to the rights agreement were no longer entitled to the rights set forth in that rights agreement.

On April 14, 2010, Theodore S. Green, John Avagliano, Ray Gagnon and PSO, John Hyde's wholly-owned consulting business, purchased shares of the Company’s Series B Preferred Stock and Series C Preferred Stock from the JH Investors.  Mr. Green purchased 1,000 shares of Series B Preferred Stock and 8,941 shares of Series C Preferred Stock for an aggregate purchase price of $1,029,589.04, Mr. Avagliano purchased 400 shares of Series B Preferred Stock and 3,576.4 shares of Series C Preferred Stock for an aggregate purchase price of $411,835.62, Mr. Gagnon purchased 50 shares of Series B Preferred Stock and 447.05 shares of Series C Preferred Stock for an aggregate purchase price of $51,479.452 and PSO purchased 850 shares of Series B Preferred Stock and 7,599.85 shares of Series C Preferred Stock for an aggregate purchase price of $875,150.69.

On April 14, 2010, in connection with this transaction, the JH Investors entered into a Stockholders’ Agreement (or the Stockholders’ Agreement) with Image, Messrs. Green, Avagliano and Gagnon, and PSO.  Messrs. Green, Avagliano and Gagnon, and PSO are referred to herein as the Management Stockholders, and the Management Stockholders and the JH Investors are referred to herein as the Stockholders. In addition to imposing customary transfer restrictions on Company capital stock held by the Stockholders, the Stockholders’ Agreement includes agreements among the Stockholders regarding tag-along rights, whereby Stockholders have the right to participate in sales of the Company’s capital stock by other Stockholders, subject to specified exceptions.

The Stockholders’ Agreement also includes customary drag-along rights, which provide that if the holders of at least a majority of the Company’s common stock (on a fully diluted basis) elect to consummate a transaction or series of transactions resulting in the sale of at least a majority of the Company’s common stock (on a fully diluted basis) or assets, each other Stockholder shall take all action necessary to consummate such transaction or transactions.  Furthermore, the JH Investors agreed to vote in favor of the Company’s 2010 Equity Incentive Award Plan pursuant to which the Management Stockholders received stock options and restricted stock awards at the 2010 Meeting of Stockholders.

In addition, the Stockholders’ Agreement gives the Company a call option on capital stock and vested options held by each of the Management Stockholders, exercisable within 90 days of the termination of employment or consulting engagement of the Management Stockholder.  The exercise price of the call option is based on the fair market value of the underlying shares, except in the case of termination for “cause,” in which case shares underlying equity compensation awards may be purchased at the original acquisition price, if lower.  The call option is assignable by the Company to the other Stockholders.  We determined that the fair value of the call option is de minimis.

John Hyde, our Vice Chairman, owns PSO, who is one of Image’s content providers.  PSO receives royalty payments based upon a contractual percentage of net revenues derived from the distribution of the entertainment programming licensed.  The royalties paid in consideration for the content distribution, in the opinion of management, is fair and reasonable, and is on terms no less favorable than terms generally available to other third party content suppliers under the same or similar circumstances.  The amount of royalties earned was $126,846 for fiscal 2011 and $25,965 for fiscal 2010.

On April 1, 2009, we entered into a consulting agreement (or Consulting Agreement) with EIM Capital Management, Inc. (or EIM), an entity wholly owned and managed by Martin W. Greenwald, the then-Chairman of our Board of Directors.  Under the Consulting Agreement, EIM received a monthly fee of $35,000 in return for certain strategic consulting services provided to Image by Mr. Greenwald on a non-exclusive basis.  In addition to the payment of a monthly fee, we agreed to reimburse Mr. Greenwald for out-of-pocket expenses reasonably incurred in connection with Mr. Greenwald’s services to Image.  Mr. Greenwald was also provided the use of an Image company car from April 1, 2009 until May 31, 2009.  Mr. Greenwald received $140,000 as the consulting fee from April 1, 2009 through the end of the Consulting Agreement term on July 31, 2009.

Director Independence

Although we are not currently listed on Nasdaq, we consider Nasdaq independence standards with regard to our Board members.  Our Board reviewed the Nasdaq independence standards with regard to our directors in fiscal year 2011, including whether specified transactions or relationships existed during the past three years, between our directors, or certain family members or affiliates of our directors, and Image and our subsidiary, certain other affiliates, or our independent registered public accounting firm.  As a result of the review, our Board determined for fiscal year 2011 that Mary George and Marshall Heinberg were deemed “independent” as that term is used in Nasdaq Marketplace Rule 5605(a)(2).  No other current directors were considered independent.  Mr. Green is our Chief Executive Officer, Mr. Hyde is our Vice Chairman and Mr. Collins is employed by our controlling shareholder.  We do not know of any family relationships among or between any of our directors, executive officers or key employees.  With regard to the independence of our directors regarding committee independence, see Directors, Executive Officers and Corporate Governance – Committees of the Board above, which is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table summarizes the aggregate fees for professional services provided by BDO USA, LLP related to the fiscal years ended March 31, 2011 and 2010:

	2011	2010
Audit Fees	$347,237	$348,913
Audit-Related Fees	––	2,500
Tax Fees	––	––
All Other Fees	––	––

Total Fees	$347,237	$351,413
____________________________

Audit Fees.

Consisted of fees billed for professional services rendered for: (i) the audit of our consolidated financial statements; (ii) the review of interim consolidated financial statements for our quarterly filings; and (iii) any services that are normally provided by our principal accountant in connection with statutory and regulatory filings or engagements.

Audit-Related Fees.

There were no audit-related fees during the fiscal years ended March 31, 2011; and consisted of fees for professional services related to the JH Partners transaction during the fiscal year ended March 31, 2010.

Tax Fees.

BDO USA, LLP did not perform professional services for tax compliance, tax advice or tax planning for us in fiscal years ended March 31, 2011 and 2010; however, beginning in May 2011, they began providing tax compliance services for us.

All Other Fees.

There were no other fees during the fiscal year ended March 31, 2011 and 2010.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm.

Our Audit Committee’s policy is to pre-approve the audit and non-audit services provided by the independent registered public accounting firm, in order to assure that the provision of such services does not impair the auditor’s independence.  As provided in our Audit Committee Charter, our Audit Committee believes that the combination of general pre-approval of certain types of audit services (e.g., quarterly reviews, annual audit and review of certain other documents filed with the SEC) and specific pre-approval of other services results in an effective and efficient procedure to pre-approve services performed by the independent registered public accounting firm.  Unless a type of service to be provided by the independent registered public accounting firm has received general pre-approval, it will require specific pre-approval by the Audit Committee.  In determining whether to grant general or specific pre-approval, our Audit Committee will consider whether such services are consistent with the applicable rules and regulations on auditor independence.  The term of any pre-approval is 12 months from the date of pre-approval, unless the Audit Committee specifically provides for a different period.  Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. With respect to each proposed pre-approved service, the independent registered public accounting firm is required to provide to the Audit Committee detailed back-up documentation regarding the specific services to be provided.

All of the fees paid to BDO USA, LLP in fiscal 2011 and 2010 were pre-approved by the Audit Committee.  Our Audit Committee has considered whether the provision of services other than those described above under the heading of “Audit Fees” are compatible with maintaining the independence of BDO USA, LLP.

PART IV

Item 15.	Exhibits and Financial Statements

(b)           Exhibits.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMAGE ENTERTAINMENT, INC.
A Delaware corporation

Dated: July 29, 2011	/s/ THEODORE S. GREEN
THEODORE S. GREEN
Chairman and Chief Executive Officer
(Principal Executive Officer)

Dated: July 29, 2011	/s/ JOHN P. AVAGLIANO
JOHN P. AVAGLIANO
Chief Operating Officer and Chief Financial Officer
(Principal Financial and Accounting Officer)