Form 10-Q
period 2011-06-30
IMAGE ENTERTAINMENT INC
filed 2011-08-15
CIK 216324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
__________________

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________.

Commission File Number:  000-11071

IMAGE ENTERTAINMENT, INC.
(Exact name of registrant as specified in its charter)

Delaware	84-0685613
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☐      Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Number of shares outstanding of the issuer’s common stock on August 5, 2011:  255,602,133

IMAGE ENTERTAINMENT, INC.

Index

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2011 (or Quarterly Report) of Image Entertainment, Inc. (or we, us, our, or Image) includes forward-looking statements that involve risks and uncertainties within the meaning of the Private Securities Litigation Reform Act of 1995.  Other than statements of historical fact, all statements made in this Quarterly Report are forward-looking, including, but not limited to, statements regarding industry prospects, future results of operations or financial position, and statements of our intent, belief and current expectations about our strategic direction, prospective and future financial results and condition.  In some cases, forward-looking statements may be identified by words such as “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” “future,” “intend,” “project” or similar words.  Forward-looking statements involve risks and uncertainties that are inherently difficult to predict, which could cause actual outcomes and results to differ materially from our expectations, forecasts and assumptions.

All forward-looking statements should be evaluated with the understanding of inherent uncertainty.  The inclusion of such forward-looking statements should not be regarded as a representation that contemplated future events, plans or expectations will be achieved.  Unless otherwise required by law, we undertake no obligation to release publicly any updates or revisions to any such forward-looking statements that may reflect events or circumstances occurring after the date of this Quarterly Report.  Important factors that could cause or contribute to such material differences include those discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K filed on June 29, 2011, as amended on July 29, 2011.  You are cautioned not to place undue reliance on such forward-looking statements.

Index

PART I - FINANCIAL INFORMATION

Item 1.                 Financial Statements.

IMAGE ENTERTAINMENT, INC.

Consolidated Balance Sheets
(unaudited)

June 30, 2011 and March 31, 2011

ASSETS

(In thousands)	June 30, 2011	March 31, 2011
Current assets:
Cash	$684	$333
Accounts receivable, net of reserve for returns, allowances and provision for doubtful accounts of $8,583 - June 30, 2011; $8,462 - March 31, 2011;	11,844	20,268
Inventories	13,997	13,709
Royalty and distribution fee advances	12,910	12,665
Prepaid expenses and other current assets	801	607
Total current assets	40,236	47,582
Noncurrent inventories, principally production costs	997	1,053
Noncurrent royalty and distribution fee advances	15,906	15,480
Property, equipment and improvements, net	557	605
Intangible assets, net	1,974	2,144
Goodwill	6,762	6,762
Other assets	86	86
Total assets	$66,518	$73,712

See accompanying notes to consolidated financial statements

Index

IMAGE ENTERTAINMENT, INC.

Consolidated Balance Sheets
(unaudited)

June 30, 2011 and March 31, 2011

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS' EQUITY

(In thousands, except share data)	June 30, 2011	March 31, 2011
Current liabilities:
Accounts payable	$8,162	$6,781
Accrued liabilities	5,806	7,828
Accrued royalties and distribution fees	20,511	23,055
Deferred revenue	4,317	5,331
Revolving credit facility	4,714	6,116
Current portion of long-term debt, less debt discount	1,403	1,795
Stock warrant	—	72
Total current liabilities	44,913	50,978
Noncontrolling interest liability	2,451	2,603
Series B cumulative preferred stock dividends accrued	4,337	3,546
Long-term debt, less current portion, less debt discount	1,210	1,443
Total liabilities	52,911	58,570
Commitments and Contingencies
Series B cumulative preferred stock, $0.0001 par value, 30,000 shares authorized; 22,600 issued and outstanding at June 30, 2011 and March 31, 2011, respectively, with a liquidation preference of $26.9 million and $26.1 million as of June 30, 2011 and March 31, 2011, respectively	5,839	5,839
Series C junior participating preferred stock, $0.0001 par value, 67,933.4 shares authorized at June 30, 2011 and March 31, 2011, respectively; none issued and outstanding at June 30, 2011 and March 31, 2011, respectively	—	—
Stockholders' equity:
Common stock, $0.0001 par value, 500 million shares authorized at June 30, 2011 and March 31, 2011, respectively; 255,602,000 issued and outstanding at June 30, 2011 and March 31, 2011, respectively	26	26
Additional paid-in capital	65,284	65,000
Accumulated deficit	(57,542)	(55,723)
Total stockholders' equity	7,768	9,303
Total liabilities, preferred stock and stockholders’ equity	$66,518	$73,712

See accompanying notes to consolidated financial statements

Index

IMAGE ENTERTAINMENT, INC.

Consolidated Statements of Operations
(unaudited)

For the Three Months Ended June 30, 2011 and 2010

(In thousands, except per share data)	2011	2010
NET REVENUES	$23,286	$17,464
COST OF SALES	17,795	12,781
Gross profit	5,491	4,683
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Selling expenses	2,477	1,351
General and administrative expenses	3,929	3,257
Total selling, general and administrative expenses	6,406	4,608
INCOME (LOSS) FROM OPERATIONS	(915)	75
OTHER EXPENSES (INCOME):
Interest expense, net	301	115
Other income	(72)	(777)
Total other expense (income)	229	(662)
INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR INCOME TAXES	(1,144)	737
PROVISION (BENEFIT) FOR INCOME TAXES	(116)	84
NET INCOME (LOSS)	(1,028)	653
Dividend on Series B preferred stock	791	694
NET LOSS APPLICABLE TO COMMON SHAREHOLDERS	$(1,819)	$(41)
NET LOSS PER COMMON SHARE:
Net loss per common share – basic and diluted	$(0.01)	$(0.00)
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	255,602	25,911

See accompanying notes to consolidated financial statements

Index

IMAGE ENTERTAINMENT, INC.

Consolidated Statements of Cash Flows
(unaudited)

For the Three Months Ended June 30, 2011 and 2010

(In thousands)	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,028)	$653
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of production costs	1,141	1,034
Depreciation and other amortization	147	198
Amortization of debt discount and deferred financing costs	329	42
Amortization of intangible assets	171	—
Provision for doubtful accounts	57	221
Provision (benefit) for lower of cost or market inventory write-downs	178	(289)
Accelerated amortization and fair value write-down of advance royalty and distribution fees	222	685
Change in fair values of warrant and purchase rights	(72)	(761)
Gain on disposal of property, equipment and improvements	—	(16)
Noncash consideration for investment banking services received	—	76
Stock-based compensation expense	284	—
Change in fair value of noncontrolling interest liability	(92)	—
Changes in assets and liabilities associated with operating activities:
Accounts receivable	8,367	901
Inventories	(574)	1,539
Royalty and distribution fee advances	(2,199)	(1,568)
Production cost expenditures	(977)	(657)
Prepaid expenses and other assets	(472)	200
Accounts payable, accrued royalties, fees and liabilities	(1,936)	(169)
Deferred revenue	(1,014)	(2,164)
Net cash provided by (used in) operating activities	2,532	(75)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(41)	—
Payment to noncontrolling interest holder	(60)	—
Net cash used in investing activities	$(101)	$—

See accompanying notes to consolidated financial statements

Index

IMAGE ENTERTAINMENT, INC.

Consolidated Statements of Cash Flows, Continued
(unaudited)

For the Three Months Ended June 30, 2011 and 2010

(In thousands)	2011	2010
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facility	$11,323	$17,100
Repayments of borrowings under revolving credit facility	(12,725)	(17,166)
Repayments of long-term debt	(678)	—
Net cash used in financing activities	(2,080)	(66)
NET INCREASE (DECREASE) IN CASH:	351	(141)
Cash at beginning of period	333	460
Cash at end of period	$684	$319
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$59	$51
Income taxes	$33	$5

See accompanying notes to consolidated financial statements

Index

Image Entertainment, Inc.
Notes To Consolidated Financial Statements
(Unaudited)

Note 1.	Basis of Presentation.

We are a leading independent licensee and distributor of entertainment programming in North America.  We release our library of exclusive content on a variety of formats and platforms, including DVD, Blu-ray Disc® (or Blu-ray), digital (video-on-demand (or VOD), electronic sell-through (or EST) and streaming), broadcast television, cable or satellite (including VOD and pay-per-view), theatrical and non-theatrical (airplanes, libraries, hotels and cruise ships) exploitation.

The accompanying consolidated financial statements include the accounts of Image Entertainment, Inc. and its majority-owned subsidiary Image/Madacy Home Entertainment, LLC (or collectively, we, our or us).

The balance sheet as of March 31, 2011 included in this report, which has been derived from audited financial statements, and the accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (or U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Commission.  Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements.  All significant intercompany balances and transactions prior to June 30, 2011 have been eliminated in consolidation.

In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included.  Due to the seasonal nature of our business and other factors, including the strength of our new release schedule, interim results are not necessarily indicative of the results that may be expected for the entire fiscal year.  The accompanying financial information should, therefore, be read in conjunction with the consolidated financial statements and the notes thereto in our Annual Report on Form 10-K filed on June 29, 2011, as amended on July 29, 2011.  Note 1 of our audited consolidated financial statements included in our Annual Report on Form 10-K contains a summary of our significant accounting policies.

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

While our balance sheet has improved over the past 12 months, our cash requirements for content acquisition continue to exceed the level of cash generated by day-to-day operations.  At June 30, 2011, we had a working capital deficit of $4.7 million, compared to a working capital deficit of $3.4 million at March 31, 2011.  At June 30, 2011, we had an accumulated deficit of $57.5 million, compared to an accumulated deficit of $55.7 million at March 31, 2011.  We may need to raise additional funds to acquire the rights to content we find desirable, particularly with respect to our competition for home entertainment rights to feature films.  Therefore, maximizing available working capital is critical to our business operations.  On June 23, 2011, we obtained a three-year revolving credit line for up to $17.5 million.  See “Note 5. Revolving Credit Facility” below.  Our ability to borrow against collateralized assets such as receivables and inventory is more favorable compared to our previous revolving credit line.

Certain prior-year balances have been reclassified to conform to the current presentation.

Note 2.	Recent Accounting Pronouncements.

In April 2010, the FASB issued ASU 2010-13, Compensation-Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades - a consensus of the FASB Emerging Issues Task Force.  The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010.  The adoption of ASC No. 2010-13 did not have any impact on the Company’s financial statements.

Index

Image Entertainment, Inc.
Notes To Consolidated Financial Statements
(Unaudited)

In December 2010, the FASB issued ASU No. 2010-28, Intangibles—Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts - a consensus of the FASB Emerging Issues Task Force.  This Update amends the criteria for performing Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts and requires performing Step 2 if qualitative factors indicate that it is more likely than not that a goodwill impairment exists.  The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010.  The adoption of ASC No. 2010-28 did not have any impact on the Company’s financial statements.

In December 2010, the FASB issued ASU No. 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations.  This Update clarifies that, when presenting comparative financial statements, SEC registrants should disclose revenue and earnings of the combined entity as though the current period business combinations had occurred as of the beginning of the period only.  The Update also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.  The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010.  The adoption of ASC No. 2010-29 did not have any impact on the Company’s financial statements.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This Update resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.”  ASU No. 2011-04 is effective for interim and annual periods beginning after December 15, 2011. The adoption of ASC No. 2011-04 is not expected to have a material impact on the Company’s financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This Update requires that all nonowner changes in shareholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements, eliminating the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity. ASU No. 2011-05 is effective for interim and annual periods beginning after December 15, 2011, on a retrospective basis. The Company is currently evaluating the impact of ASC No. 2011-05, however the adoption is not expected to have a material impact on its financial statements.

Note 3.	Accounting for Stock-Based Compensation.

As of June 30, 2011, we had four equity compensation plans: the 2011 Equity Incentive Plan (2011 Plan), the 2010 Equity Incentive Award Plan (2010 Plan), the 2008 Stock Awards and Incentive Plan (2008 Plan) and the 2004 Incentive Compensation Plan (2004 Plan, and together with the 2011 Plan, the 2010 Plan and the 2008 Plan, the Plans).  The 2011 Plan provides for stock options, stock appreciation rights, stock awards, restricted stock awards and stock units, performance shares and performance units conditioned upon meeting performance criteria, and other stock or cash-based awards.  The 2010 Plan provides for stock options, stock appreciation rights, restricted stock awards and restricted stock units, dividend equivalents, stock payment awards and other stock or cash-based awards that may be payable upon attainment of pre-established performance goals.  The 2008 Plan provides for equity awards, including stock options, stock appreciation rights, restricted stock awards, performance awards, phantom stock awards, or stock units.  The 2004 Plan provides for equity awards, including stock options and restricted stock units.  At June 30, 2011, there were approximately 20,000,000 shares available for future grants under the 2011 Plan (no grants have been made under this plan), nine shares available for future grants under the 2010 Plan, 572,500 shares available for future grants under the 2008 Plan and 833,430 shares available for future grants under the 2004 Plan.

We measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the grant date for all awards granted in accordance with ASC Topic 718, Compensation – Stock Compensation.

Index

Image Entertainment, Inc.
Notes To Consolidated Financial Statements
(Unaudited)
Stock Options

There were no options granted during either the three months ended June 30, 2011 or June 30, 2010.

Option activity for the Plans for the three months ended June 30, 2011 is summarized as follows:

(In thousands, except share prices)	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at April 1, 2011	13,037	$0.252	9.559
Granted	—	—	—
Exercised	—	—	—
Canceled	(18)	2.983	4.567
Options outstanding at June 30, 2011	13,019	$0.243	9.316	$—
Options exercisable at June 30, 2011	1,808	$0.509	8.814	$—

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on our closing stock price of $0.18 as of June 30, 2011, which theoretically could have been received by the option holders had all option holders exercised their options as of that date.  There were no options exercised, and thus no aggregate intrinsic value of options exercised or cash received, during the three months ended June 30, 2011 and 2010.  There were no in-the-money options exercisable as of June 30, 2011 and 2010.

There was no excess tax benefit recorded for the tax deductions related to stock options during the three months ended June 30, 2011 and 2010.

As of June 30, 2011, there were approximately 11,211,000 unvested stock options.

Restricted Stock Awards

Restricted stock award activity under the Plans for the three months ended June 30, 2011 are presented below:

Restricted Stock Awards	Shares (000)	Weighted-Average Exercise Price

Outstanding at April 1, 2011	25,990	$0.151
Granted	—	—
Exercised	—	—
Forfeited or Expired	—	—
Outstanding at June 30, 2011	25,990	$0.151

Vested at June 30, 2011	6,598	$0.151

As of June 30, 2011, there were approximately 19,392,000 unvested restricted stock awards.  There were no restricted stock awards awarded in the three months ended June 30, 2011 or June 30, 2010.

Stock-Based Compensation Valuation and Expense Information

The fair value of each option award is estimated on the date of grant using a closed-form option valuation model (Black-Scholes) based on the assumptions noted in the following table. Expected volatilities are based on implied volatilities from traded options on our stock, historical volatility of our stock and other factors. The expected term of options granted represents the period of time that options granted are expected to be outstanding.  There were no options granted for the three months ended June 30, 2011 and 2010, therefore no inputs were used to value options.

Compensation expense relating to stock options and restricted stock awards for the three months ended June 30, 2011 and 2010 was $284,000 and none, respectively.  Remaining unamortized compensation expense related to stock options and restricted stock awards for the three months ended June 30, 2011 is $4.2 million.

Index

Image Entertainment, Inc.
Notes To Consolidated Financial Statements
(Unaudited)

Note 4.	Inventories.

Inventories at June 30, 2011, and March 31, 2011, are summarized as follows:

(In thousands)	June 30, 2011	March 31, 2011
Discs	$8,796	$8,931
Other (principally disc packaging components)	3,118	2,588
	11,914	11,519
Production costs, net	3,080	3,243
	14,994	14,762
Less current portion of inventories	13,997	13,709
Noncurrent inventories, principally non-recoupable production costs	$997	$1,053

Inventories consist primarily of finished discs (i.e., DVDs and Blu-ray discs) for sale and are stated at the lower of average cost or market.

Production costs consist of capitalized costs to produce licensed programming for domestic and international distribution and include the costs of film and tape conversion to the optical disc format, menu and packaging design, authoring, compression and mastering. Non-recoupable production costs are reflected net of accumulated amortization of $13,406,000 and $12,564,000 at June 30, 2011 and March 31, 2011, respectively.

Note 5.	Revolving Credit Facility.

On June 23, 2011, we entered into a three-year Revolving Credit and Security Agreement (or PNC Credit Facility) with PNC Bank, National Association (or PNC).

Our previous credit facility, which provided a revolving line of credit of up to $15 million and was set to expire on July 31, 2011, was repaid in full with proceeds from the PNC Credit Facility and terminated.  The PNC Credit Facility provides for up to a $17.5 million revolving line of credit commitment, including a letter of credit subfacility with a $1.5 million sublimit.  Advances under the PNC Credit Facility generally are limited to the total of:  (i) 85% of eligible accounts receivable; (ii) 60% of eligible inventory (with an inventory sublimit of 25% of the borrowing base); and (iii) the lesser of $3 million or the amount of certain letters of credit provided by one or more affiliates of JH Partners, LLC (or JH Parties).  Reserves against the borrowing base and eligibility determinations generally are made at PNC's discretion.  In addition, the amount of outstanding credit under the PNC Credit Facility is capped at $5 million during a 30-day clean-up period annually between January 1 and April 30, with such period to commence each year on a date we select.

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

The obligations under the PNC Credit Facility are secured by a lien on substantially all of our assets.  Our obligations under the PNC Credit Facility, up to a maximum of $10.5 million, are guaranteed by JH Parties, with Messrs. Theodore S. Green (our Chief Executive Officer and Chairman), John W. Hyde (our Vice Chairman) and John P. Avagliano (our Chief Financial Officer and Chief Operating Officer) providing any applicable contribution to such guaranty in the portion of their ownership of our Series B Cumulative Preferred Stock (or Series B Preferred).  Effective July 13, 2011, the PNC Credit Facility was amended to allow for contemplated consideration to be paid to JH Parties.  The Borrowers and JH Parties are in discussions regarding compensation JH Parties may receive for providing their guaranty and letter(s) of credit.

Index

Image Entertainment, Inc.
Notes To Consolidated Financial Statements
(Unaudited)

The PNC Credit Facility provides for certain loan covenants, including financial covenants providing for a minimum senior fixed charge coverage ratio of not less than 1.20 to 1.00 and a minimum fixed charge coverage ratio of not less than 1.10 to 1.00 (i.e., consolidated earnings before interest, taxes, depreciation and amortization, as defined in the Loan Agreement (or EBITDA) (minus unfinanced capital expenditures and income taxes) to consolidated total debt (plus certain management fees, and, in the case of the fixed charge coverage ratio, certain dividend payments) over a rolling prior four fiscal quarter period), and limitations on our ability with regard to the incurrence of debt, the disposition and preservation of collateralized assets, transactions with affiliates (other than payment of certain management fees), the existence of liens, capital expenditures, stock repurchases and dividends, investments, amendments of certain business arrangements with Sony Pictures Home Entertainment (or SPHE) and Sony DADC (collectively Sony parties) and of the IMHE management agreement) and mergers, dispositions and acquisitions (with certain limited exceptions for the purchase of third-party equity interests in Image/Madacy Home Entertainment, LLC (or IMHE).  At June 30, 2011, our EBITDA resulted in a fixed-charge coverage ratio more than the required minimum senior fixed charge coverage ratio of not less than 1.20 to 1.00 and a minimum fixed charge coverage ratio of not less than 1.10 to 1.00.  At June 30, 2011, our borrowing availability was $2.6 million ($5.2 million based upon eligible accounts receivable and inventory less the $2.6 million minimum requirement) and our borrowing rates were 5.00% (based on the alternative base rate, which is Prime Rate of 3.25% plus 1.75%) and 3.50% (based on the eurodollar rate, which is three-month LIBOR of 0.25% plus 3.25%).

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

At June 30, 2010 we had $4.7 million outstanding under the revolving line of credit.

Prior to June 23, 2011, our Loan and Security Agreement, as amended (or Loan Agreement), with Wells Fargo Capital Finance, LLC, as successor by merger to Wachovia Capital Finance Corporation (Western), (or Wells Fargo), provided us with a revolving line of credit of up to $20 million (reducing to $15 million on February 1, 2011). Actual borrowing availability under the line was based upon our level of eligible accounts receivable and eligible inventory.  Eligible accounts receivable primarily included receivables generated by domestic sales. The Loan Agreement would have expired on July 31, 2011.  In connection with our January 2010 sale of preferred stock to affiliates of JH Partners, LLC (or JH Transaction), these investors provided to Wells Fargo a $5.0 million irrevocable standby letter of credit through August 6, 2011 as credit support for our revolving line of credit. Borrowings bore interest at either the Prime Rate (3.25% at June 23, 2011) plus up to 1.5% or, at our option, LIBOR (three month LIBOR – 0.25% at June 23, 2011) plus up to 4.0%, subject to minimum borrowing levels. The level of interest rate margin to Prime Rate or LIBOR was dependent upon our future financial performance as measured by EBITDA.

Note 6.	Noncontrolling Interest Liability

In September 2010, Image and its then wholly-owned subsidiary Image/Madacy Home Entertainment, LLC (IMHE) entered into an Asset Purchase Agreement (Purchase Agreement) with Madacy Entertainment for certain home video division assets.  Part of the purchase price included a 30% limited liability membership interest in IMHE (IMHE Noncontrolling Interest).

Index

Image Entertainment, Inc.
Notes To Consolidated Financial Statements
(Unaudited)

The IMHE Noncontrolling Interest is subject to a right of repurchase by Image on August 31, 2013 at a repurchase price calculated as the product of 2.25 times the operating income for four consecutive fiscal quarters ending on or prior to the repurchase date, multiplied by the IMHE Noncontrolling Interest.  If Image does not repurchase the IMHE Noncontrolling Interest on August 31, 2013, then Image is required to repurchase such interest on August 31, 2014 at a repurchase price calculated as the product of 2.75 times the operating income for four consecutive fiscal quarters ending on or prior to the repurchase date.  If Image undergoes a change of control on or prior to August 31, 2013, Seller may opt to have Image repurchase the IMHE Noncontrolling Interest substantially based on the formula for a repurchase at August 31, 2013.

The right to purchase IMHE Noncontrolling Interest is mandatorily redeemable by August 31, 2014, unless redeemed sooner at the Company’s option.  At acquisition and each reporting period thereafter, the IMHE Noncontrolling Interest is valued using the discounted cash flow method.  Since the mandatory redemption is time certain and is not triggered by liquidation or termination of IMHE, the Noncontrolling Interest of $2,451,000 at June 30, 2011 and $2,603,000 at March 31, 2011 is recorded as a liability at its fair value.  The change in the fair value of the noncontrolling interest liability during the three months ended June 30, 2011 was $92,000 and is included as a component of interest expense in the consolidated statement of operations.  During the three months ended June 30, 2011, the Company paid a net $60,000 to the noncontrolling interest holder towards the amount due for its share in the net operating income of IMHE for the three months ended June 30, 2011.

Note 7.	Long-Term Debt.

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

As the $2.5 million recoupable advance is non-interest bearing, we imputed and recorded a debt discount of $218,000 based upon a three-year loan interest rate of 5.5%.  Amortization of the debt discount was a noncash interest expense and totaled $32,000 for the three months ended June 30, 2011.  The deferred manufacturing credit was classified in long-term debt, net of current portion, after manufacturing commenced in October 2010.  We amortized the deferred manufacturing credit as a reduction to inventory purchase cost based upon actual discs manufactured by SPHE.  Amortization of the deferred manufacturing credit, included as a component of cost of sales, totaled $58,000 for the three months ended June 30, 2011.

Effective August 31, 2010, we entered into an amendment to the Replication Services Agreement and Security Agreement between Sony DADC US Inc. (Sony DADC) and Madacy Entertainment LP, which included execution of the Guarantee Agreement dated August 31, 2010 by Image in favor of Sony DADC, guarantying all of the obligations of IMHE to Sony DADC pursuant to the Replication Services Agreement and Security Agreement.  The obligations under the Replication Services Agreement include, without limitation, the repayment of a $2 million advance to Sony DADC pursuant to the terms and conditions of such agreement.  The $2 million advance is to be repaid at $0.10 per IMHE disc manufactured until the advance is repaid.  As the obligation is non-interest bearing, we have imputed and recorded a debt discount of $174,000 to the $2 million advance based upon a three-year loan interest rate of 5.5%.  Amortization of the debt discount was a noncash interest expense and totaled $20,000 for the three months ended June 30, 2011.

Index

Image Entertainment, Inc.
Notes To Consolidated Financial Statements
(Unaudited)

In connection with the purchase of Madacy Home Video, Madacy’s distribution agreement with MMS-Millennium Media Services was assigned to IMHE for distribution of the IMHE products.

Long-term debt at June 30, 2011, and March 31, 2011, consisted of the following:

(In thousands)	June 30, 2011	March 31, 2011
Subordinated manufacturing advance obligation, less debt discount of $217	$2,613	$3,238
Current portion of long-term debt, less debt discount of $176	1,403	1,795
Long-term debt less current portion, less debt discount	$1,210	$1,443

Note 8.	Stock Warrant and Purchase Rights.

Stock Warrant

We currently do not use hedging contracts to manage the risk of our overall exposure to interest rate and foreign currency changes. The derivative liabilities described below are not hedging instruments.

In August 2006, we issued to Portside Growth and Opportunity Fund a senior convertible note and a related warrant.  The senior convertible note was paid in full in January 2010.  Portside was issued a five-year warrant to purchase 1,000,000 shares of our common stock at an exercise price of $4.25 per share.  In the event of a change of control, the warrant must be settled in cash using the Black-Scholes model in accordance with the underlying terms contained in the warrant agreement.  The JH Transaction triggered the antidilution provisions contained in the warrant.  As a result, the warrant is now exercisable for 8,018,868 shares of our common stock at an exercise price of $0.53 per share.  The initial fair value of the warrant liability was determined by using the Black-Scholes valuation method as of August 30, 2006 and this model has historically been used to determine fair value as of the end of each subsequent reporting period.  The assumptions used included the closing price of our common stock on the valuation date, the strike price of the warrant, the risk-free rate equivalent to the U.S. Treasury maturities, the historical volatility of our common stock and the remaining term of the warrant. The assumptions used as of June 30, 2011 and March 31, 2011 are as follows:

	June 30, 2011	March 31, 2011

Risk-free interest rate	0.02%	0.14%
Expected term (in years)	0.17 years	0.42 years
Expected volatility	51.04%	121.89%

Purchase Rights

In connection with January 8, 2010 sale of preferred stock to JH Partners (or Transaction Date), purchase rights (or Purchase Rights) were granted to purchase additional 7,400 shares of Series B Preferred and 66,163.4 shares of Series C Junior Participating Preferred Stock (or Series C Preferred) for an aggregate purchase price of $7.4 million divided in two equal tranches, exercisable by 120 days or May 8, 2010 and 360 days or January 3, 2011. These Purchase Rights were classified as liabilities due to the existence of events outside of the Company’s control that gave rise to the possibility for ultimate settlement by a transfer of assets or cash and were recorded as a component of long-term liabilities at June 30, 2010.  We performed a valuation to determine the fair value of the Series B Preferred and Series C Preferred price per share and exercise price at June 30, 2010 using an option pricing model.  During the three months ended June 30, 2010, one tranche of the Purchase Rights expired with respect to 3,700 shares of Series B Preferred and 33,081.7 shares of Series C Preferred.  At June 30, 2010, the remaining fair value of one tranche of Purchase Rights was $975,000.  None of the purchase rights were exercised prior to expiration, therefore at March 31, 2011 there was no remaining fair value of the Purchase Rights thus no Black-Scholes option pricing model inputs used.

Index

Image Entertainment, Inc.
Notes To Consolidated Financial Statements
(Unaudited)

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

At June 30, 2011 and March 31, 2011, stock warrant and purchase rights on the balance sheet represented the stock warrant.  Included in the table below is the change in fair value recorded for the stock warrant and purchase rights as a component of other income during the three months ended June 30, 2011 and 2010.  As the stock warrant expires in August 2011, the valuation of the stock warrant at June 30, 2011 resulted in a de minimus remaining value.

(In thousands)	Stock Warrant and Purchase Rights Liabilities
Balance, March 31, 2010	$2,442
Change in fair value	(761)
Balance, June 30, 2010	$1,681

Balance, March 31, 2011	$72
Change in fair value	(72)
Balance, June 30, 2011	$—

In accordance with ASC 820, the following table represents our fair value hierarchy for our financial liabilities measured at fair value on a recurring basis as of June 30, 2011 and March 31, 2011. There were no financial assets subject to the provisions of ASC 820 as of June 30, 2011 and March 31, 2011.

(In thousands)	Level 1	Level 2	Level 3	Total
Derivative liabilities:
Stock warrant as of June 30, 2011	$—	$—	$—	$—
Stock warrant as of March 31, 2011	$—	$72	$—	$72

The stock warrant is classified as Level 2 as the Black-Scholes model was used to determine the fair value and the related inputs are consistent with Level 2.  The purchase right was classified as Level 3 as the basis of the valuation included unobservable inputs.

During the three months ended June 30, 2011 and March 31, 2011, other income related to the fluctuation in the fair value of the warrant was recorded as non-operating income included as a component of other income in the accompanying consolidated statements of operations.

Note 9.	Net Loss per Share Data.

The following presents a reconciliation of the numerators and denominators used in computing basic and diluted net loss per share for the three months ended June 30, 2011 and 2010:

(In thousands, except per share data)	2011	2010

Net income (loss) – basic and diluted numerator	$(1,028)	$653
Less: Dividend on Series B preferred stock	791	694
Net loss per common – basic and diluted numerator	(1,819)	(41)
Weighted-average common shares outstanding – basic denominator	255,602	25,911
Effect of dilutive securities	—	—
Weighted-average common shares outstanding – diluted denominator	255,602	25,911
Basic and diluted net loss per share	$(0.01)	$(0.00)

Index

Image Entertainment, Inc.
Notes To Consolidated Financial Statements
(Unaudited)

Outstanding common stock options and warrants not included in the computation of diluted net loss per share totaled 21,038,000 and 8,446,000, respectively, for the three months ended June 30, 2011 and 2010.  They were excluded as their effect would be antidilutive.

Note 10.	Other Income.

Other income of $72,000 for the three months ended June 30, 2011 comprises $72,000 in noncash income resulting from the change in fair value of a warrant.

Other income of $777,000 for the three months ended June 30, 2010 includes $761,000 in noncash income resulting from the change in fair value of a warrant and purchase rights.

Note 11.	Preferred Stock.

The Series B Preferred and Series C Preferred, prior to conversion, were classified as mezzanine equity.  The Series B Preferred continues to be classified as mezzanine equity due to the clause in the Certificate of Designation, which provides that upon a merger or other reorganization events, as defined, the Series B Preferred must be cash settled, thereby causing the redemption to be outside the Company's control.  The Series C Preferred was classified as mezzanine equity, prior to conversion, due to certain obligations under a related registration rights agreement, which would not be in the Company’s control.

Note 12.	Commitments and Contingencies.

In the normal course of business, we are subject to proceedings, lawsuits and other claims, including proceedings under government laws and regulations relating to employment and tax matters.  While it is not possible to predict the outcome of these matters, the opinion of management is, based on consultations with legal counsel, that the ultimate disposition of known proceedings will not have a material adverse impact on our financial condition, results of operations or liquidity.

Note 13.	Related Party Transactions.

Transaction with JH Partners, LLC and Affiliates

On December 21, 2009, we entered into a Securities Purchase Agreement, as amended on December 24, 2009, December 30, 2009 and January 20, 2010 (as amended, the SPA)  with JH Partners, LLC, as the investor representative (or Investor Representative), and JH Partners Evergreen Fund, L.P. (or JH Evergreen), JH Investment Partners III, L.P. (or JH Investment III) and JH Investment Partners GP Fund III, LLC (or JH Investment GP Fund and together with JH Evergreen and JH Investment III, the Investors).   Pursuant to the SPA, on January 8, 2010, we sold 22,000 shares of a newly authorized series of our capital stock entitled Series B Cumulative Preferred Stock, par value $0.0001 per share (or Series B Preferred), and 196,702 shares of a newly authorized series of our capital stock entitled Series C Junior Participating Preferred Stock, par value $0.0001 per share (or Series C Preferred and together with the Series B Preferred, the Preferred Shares), for an aggregate purchase price of $22.0 million.  In connection with our sale to the Investors of the Preferred Shares, the Investors acquired control of Image.  After subsequent transactions involving our capital stock, the Investors beneficially owned approximately 69% of our outstanding voting securities as of June 30, 2011.

Index

Image Entertainment, Inc.
Notes To Consolidated Financial Statements
(Unaudited)

Pursuant to the SPA, we are required to pay the Investor Representative or its designee a management fee of $300,000 on each of December 31, 2010 and December 31, 2011.  As of June 30, 2011 and March 31, 2011, $450,000 and $375,000, respectively, was included as a component of accrued liabilities and $75,000 was included in general and administrative expenses for the three months ended June 30, 2011 and 2010, respectively.

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

JH Partners, LLC and Affiliates Guaranty

In connection with the PNC Credit Facility, JH Partners, LLC and certain of its affiliates guaranteed up to a maximum of $10.5 million, with Messrs. Green, Hyde and Avagliano providing any applicable contribution to such guaranty in the portion of their ownership of our Series B Preferred.  See "Note 5. Revolving Credit Facility" above.

Employment and Consulting Agreements

On April 14, 2010, we entered into employment agreements with Messrs. Theodore S. Green, our Chief Executive Officer and Chairman and John P. Avagliano, our Chief Financial Officer and Chief Operating Officer and a consulting agreement with Mr. John W. Hyde, our Vice Chairman, and his wholly owned consulting business, Producers Sales Organization.  Each agreement has an initial three-year term and, subject to advance-notice termination, renews automatically for successive one-year terms.  These employment and consulting agreements each provide for, among other things, an annual base salary or consulting fee, as applicable, of $300,000, cash bonus eligibility, severance benefits, reimbursement of commuting and relocation expenses, and certain tax gross-up payments.

Note 14.	Subsequent Events.

We have performed an evaluation of subsequent events through the date we issued these financial statements.

Amendment to the Credit and Security Agreement

On July 13, 2011, we entered into the First Amendment to Revolving Credit and Security Agreement with PNC.  Among other modifications, the amendment authorizes certain consideration to be paid in exchange for the letter of credit and guaranty provided by JH Parties.

Index

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions.  As described at the beginning of this Quarterly Report under the heading “Forward-Looking Statements,” our actual results could differ materially from those anticipated in these forward-looking statements.  Factors that could contribute to such differences include those discussed elsewhere in this Quarterly Report under the heading “Forward-Looking Statements.”  You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report.  Except as may be required under federal law, we undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur

You should read the following discussion and analysis in conjunction with our consolidated financial statements and related footnotes included in Item 1 of this Quarterly Report and with our audited consolidated financial statements and notes thereto, and with the information under the headings entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” in our Annual Report on Form 10-K, as amended.

Overview

We are a leading independent licensee and distributor of entertainment programming in North America.  We release our library of exclusive content on a variety of formats and platforms, including DVD, Blu-ray Disc® (or Blu-ray), digital (video-on-demand (or VOD), electronic sell-through (or EST) and streaming), broadcast television (cable or satellite, including VOD and pay-per-view), theatrical and non-theatrical (airplanes, libraries, hotels and cruise ships) exploitation.  We have one reporting segment, Worldwide Entertainment, which consists of the acquisition, content enhancement and worldwide distribution of exclusive content on the formats and platforms mentioned above.

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

We strive to grow a stream of revenue by maintaining and building a library of titles that can be exploited in a variety of formats and distribution channels.  Our library of rights currently contains:

•	Approximately 3,200 exclusive titles
•	Digital rights to
o	Over 2,300 video programs
o	Approximately 400 audio titles containing more than 5,800 individual tracks
•	Approximately 300 CD titles

Each month, we release an average of 15-20 exclusive DVD/Blu-ray titles, most of which also include digital, broadcast and VOD rights.

Index

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

First Quarter Fiscal 2012 Highlights

•
Net revenues increased 33.3% to $23,286,000, compared to net revenues of $17,464,000 for the three months ended June 30, 2010.  The increase in revenues was primarily due to two high-profile new release titles: The Way Back and Passion Play.

o	Discs (DVD and Blu-ray) revenues increased 30.2% to $17.6 million, from $13.6 million.
o	Digital distribution revenues increased 84.6% to $3.1 million, from $1.7 million.
o	Broadcast revenues increased 8.6% to $2.1 million, from $1.9 million.

•
Gross profit margins were 23.6%, compared to 26.8% for the three months ended June 30, 2010, primarily as a result of a higher proportion of new release sales which carry lower gross margins due to various rebates and placement fees.

•
Selling expenses approximated 10.6% of net revenues, up from 7.7% of net revenues for the three months ended June 30, 2010, primarily due to higher selling expenses related to two high-profile new releases during the three months ended June 30, 2011.

•
General and administrative expenses were $3,929,000 compared to $3,257,000, for the three months ended June 30, 2010, and, as a percentage of consolidated net revenues, decreased to 16.9% from 18.6% for three months ended June 30, 2010.  Higher legal and accounting fees accounted for the rise in overall expense as compared to the prior year quarter.

•	Loss from operations was $915,000, compared to income from operations of $75,000, for the three months ended June 30, 2010.

•
Other income was $72,000 for the three months ended June 30, 2011, compared to other income of $777,000 for the three months ended June 30, 2010, primarily due to the change in fair value of the stock warrant and purchase rights.

•
Net loss applicable to common shareholders was $1,819,000 ($0.01 per diluted share), compared to a net loss applicable to common shareholders of $41,000 ($0.00 per diluted share) for the three months ended June 30, 2010.

•
On June 23, 2011, we entered into a three-year Revolving Credit and Security Agreement with PNC Bank, which provides us with a revolving credit facility of up to $17.5 million based upon eligible receivables and inventory.

The highlights above are intended to identify some of our more significant events and transactions during the quarter ended June 30, 2011.  However, these highlights are not intended to be a full discussion of our results for the quarter.  These highlights should be read in conjunction with the following discussion of “Results of Operations” and “Liquidity and Capital Resources” and with our consolidated financial statements and notes thereto accompanying this Quarterly Report.

Index

Recent Events

New Revolving Credit Facility

On June 23, 2011, we entered into a three-year Revolving Credit and Security Agreement (or PNC Credit Facility) with PNC Bank, National Association (or PNC).

Our previous credit facility, which provided a revolving line of credit of up to $15 million and was set to expire on July 31, 2011, was repaid in full with proceeds from the PNC Credit Facility and terminated.  The PNC Credit Facility provides for up to a $17.5 million revolving line of credit commitment, including a letter of credit subfacility with a $1.5 million sublimit.  Advances under the PNC Credit Facility generally are limited to the total of:  (i) 85% of eligible accounts receivable; (ii) 60% of eligible inventory (with an inventory sublimit of 25% of the borrowing base); and (iii) the lesser of $3 million or the amount of certain letters of credit provided by one or more affiliates of JH Partners, LLC (or JH Parties).  Reserves against the borrowing base and eligibility determinations generally are made at PNC's discretion.  In addition , the amount of outstanding credit under the PNC Credit Facility is capped at $5 million during a 30-day clean-up period annually between January 1 and April 30, with such period to commence each year on a date we select.

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

As of June 30, 2011, we had a maximum borrowing availability of $2.6 million ($5.2 million based upon eligible accounts receivable and inventory less the $2.6 million minimum block), and our borrowing rates were 5.00% (based on the alternative base rate, which is Prime Rate of 3.25% plus 1.75%) and 3.50% (based on the eurodollar rate, which is three-month LIBOR of 0.25% plus 3.25%).

The obligations under the PNC Credit Facility are secured by a lien on substantially all of our assets.  Our obligations under the PNC Credit Facility, up to a maximum of $10.5 million, are guaranteed by JH Parties, with Messrs. Theodore S. Green (our Chief Executive Officer and Chairman), John W. Hyde (our Vice Chairman) and John P. Avagliano (our Chief Financial Officer and Chief Operating Officer) providing any applicable contribution to such guaranty in the portion of their ownership of our Series B Cumulative Preferred Stock (or Series B Preferred).  Effective July 13, 2011, the PNC Credit Facility was amended to allow for contemplated consideration to be paid to JH Parties.  The Borrowers and JH Parties are in discussions regarding compensation JH Parties may receive for providing their guaranty and letter(s) of credit.

The PNC Credit Facility provides for certain loan covenants, including financial covenants providing for a minimum senior fixed charge coverage ratio of not less than 1.20 to 1.00 and a minimum fixed charge coverage ratio of not less than 1.10 to 1.00 (i.e., consolidated earnings before interest, taxes, depreciation and amortization, as defined in the Loan Agreement (or EBITDA) (minus unfinanced capital expenditures and income taxes) to consolidated total debt (plus certain management fees, and, in the case of the fixed charge coverage ratio, certain dividend payments) over a rolling prior four fiscal quarter period), and limitations on our ability with regard to the incurrence of debt, the disposition and preservation of collateralized assets, transactions with affiliates (other than payment of certain management fees), the existence of liens, capital expenditures, stock repurchases and dividends, investments, amendments of certain business arrangements with Sony Pictures Home Entertainment (or SPHE) and Sony DADC (collectively Sony parties) and of the Image/Madacy Home Entertainment LLC (or IMHE) management agreement) and mergers, dispositions and acquisitions (with certain limited exceptions for the purchase of third-party equity interests in IMHE).  The PNC Credit Facility contains events of default  that include, among others, non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations and warranties, bankruptcy and insolvency events, material judgments, cross defaults to certain other contracts (including, for example, business arrangements with Sony parties and other material contracts) and indebtedness and events constituting a change of control or a material adverse effect in any of our results of operations or condition (financial or otherwise).  The occurrence of an event of default will increase the applicable rate of interest and could result in the acceleration of our obligations under the PNC Credit Facility and JH Parties being required to pay certain of our obligations under the PNC Credit Facility.

Index

Results of Operations

Our consolidated financial information for the three months ended June 30, 2011, should be read in conjunction with our consolidated financial statements and the notes thereto and the section entitled “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K filed on June 29, 2011, as amended on July 29, 2011.

We have one reporting segment, our Worldwide Entertainment business, which consists of the acquisition, content enhancement and worldwide distribution of exclusive content in various formats, including DVD, Blu-ray, digital, broadcast, including cable and satellite, video-on-demand, streaming video, downloading and sublicensing.

Net Revenues

Net Revenues.  Our consolidated net revenues increased 33.3% to $23,286,000, compared to $17,464,000 for the three months ended June 30, 2010, primarily as a result of two high-profile new release titles: The Way Back and Passion Play.

Net Revenue by Format:

	Three Months Ended June 30,
	2011	2010	% Change
	(in thousands)
Discs (DVD & Blu-ray)	$17,647	$13,558	30.2%
Digital	3,094	1,676	84.6
Broadcast	2,082	1,917	8.6
Other	463	313	47.9
Net Revenues	$23,286	$17,464	33.3%

As a percentage of net revenues:
Discs (DVD & Blu-ray)	75.8%	77.6%
Digital	13.3	9.6
Broadcast	8.9	11.0
Other	2.0	1.8
	100.0%	100.0%

Our best selling new releases for the June 2011 quarter as compared to the June 2010 quarter were:

June 2011 Quarter

The Way Back (starring Ed Harris, Jim Sturgess, Saoirse Ronan, Colin Farrell)
Passion Play (starring Mickey Rourke, Bill Murray, Megan Fox)
Blow Out (Criterion Collection)
The Inheritance (2010)
The Violent Kind
The Great Dictator (Criterion Collection)
Summer Eleven
Kiss Me Deadly (Criterion Collection)
Something Wild (Criterion Collection)
Kes (Criterion Collection)
The Makioka Sisters (Criterion Collection)
Mega Python Vs. Gatoroid

June 2010 Quarter

Don McKay (starring Thomas Haden Church, Elisabeth Shue)
44 Inch Chest (starring Ray Winstone, Ian McShane, John Hurt)
Fallen (starring Paul Wesley, Tom Skerritt, Bryan Cranston)
Disgrace (starring John Malkovich)
Storm Seekers (starring Daryl Hannah)
Stagecoach (Criterion Collection)
Walkabout (Criterion Collection)
Vivre Sa Vie (Criterion Collection)
Ride with the Devil (Criterion Collection)
Red Desert (Criterion Collection)
Ghost Hunters: Season 5 Part 2

Index

Cost of Sales

Our consolidated cost of sales for the quarter ended June 30, 2011 was $17,795,000, or 76.4% of net revenues, compared to $12,781,000, or 73.2% of net revenues, for the same quarter last year.  The fluctuation in consolidated cost of sales as a percentage of consolidated net revenue between the two periods is discussed in Gross Profit Margin below.

Gross Profit Margins

Our consolidated gross margins for the June 2011 quarter were $5,491,000, or 23.6% of net revenues, compared to $4,683,000, or 26.8% of net revenues, for the June 2010 quarter primarily as a result of a higher proportion of new release sales which carry lower gross margins due to various rebates and placement fees.

Generally, items affecting our gross margins include:

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

A reconciliation of the factors contributing to the decrease in gross margin percentage for the June 2011 quarter of 23.6% from the June 2010 quarter of 26.8% follows:

8.2%	Lower pricing discounts and market development funds provided to customers
(8.5)	Changes in product and format mix
3.1	Lower manufacturing and production costs
(6.0)	Higher freight and fulfillment expenses
(3.2)%	Decrease in gross profit margin

Selling Expenses

               Selling expenses for the three months ended June 30, 2011 were $2,477,000 compared to $1,351,000 for three months ended June 30, 2010 and, as a percentage of consolidated net revenues, increased to 10.6% from 7.7% for three months ended June 30, 2010.  This increase was primarily due to higher selling expenses related to two high-profile new releases during the three months ended June 30, 2011.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2011 were $3,929,000 compared to $3,257,000 for three months ended June 30, 2010 and, as a percentage of consolidated net revenues, decreased to 16.9% from 18.6% for three months ended June 30, 2010, primarily due to higher legal and accounting fees.

More specifically, the increase in general and administrative expenses was due to the following:

•	higher legal and accounting fees by $493,000;
•	higher stock-based compensation expense by $256,000;
•	higher amortization of intangibles by $164,000; and
•	higher external management fees by $100,000.

Index

Offsetting the above expense increases were:

•	lower salaries and severance costs by $179,000;
•	lower bad debt expense by $164,000; and
•	lower depreciation costs by $103,000.

Other Income

Other income of $72,000 for the three months ended June 30, 2011 comprises $72,000 in noncash income resulting from the change in fair value of a warrant.

Other income of $777,000, net for the three months ended June 30, 2010 included $761,000 in noncash income resulting from the change in fair value of a warrant and purchase rights.

Interest Expense

Interest expense, net of interest income, for the three months ended June 30, 2011, increased to $301,000, from $115,000 for the three months ended June 30, 2010 primarily as a result of increased interest-bearing debt levels.  Net noncash charges to interest expense, representing amortization of the manufacturing advance debt discount and deferred financing costs for the three months ended June 30, 2011, totaled $329,000 compared to $42,000 for the three months ended June 30, 2010.

	Three Months Ended June 30,
	2011	2010	% Change
	(in thousands)
Noncash amortization of debt discount	$52	$—	100.0%
Noncash amortization of deferred financing costs	277	42	559.5
Change in fair value of noncontrolling interest	(92)	—	(100.0)
Cash interest expense, net of interest income	64	73	(12.3)
Interest expense, net	$301	$115	161.7%

As a percentage of net revenues	1.3%	0.7%	0.6%

Income Taxes

We recorded federal and state tax benefit of approximately $116,000 for the quarter ended June 30, 2011, using an estimated effective tax rate of 6% for fiscal 2012.  The tax rate is lower than statutory rates due to the utilization of net operating loss carryforwards.  We recorded federal and state tax expenses of $84,000 for the quarter ended June 30, 2010.

Liquidity and Capital Resources

At June 30, 2011, we had a working capital deficit of $4.7 million compared to a working capital deficit of $3.4 million at March 31, 2011.

Our working capital has historically been generated from the following sources:

•	operating cash flows;
•	availability under our revolving line of credit;
•	private placement of debt and equity instruments;
•	advances from our disc manufacturer; and
•	trade credit.

The more significant factors affecting cash provided by operating activities during the quarter ended June 30, 2011 were:

•	decreased accounts receivable of $8.4 million.

Index

The more significant factors affecting cash used in operating activities during the quarter ended June 30, 2011 were:

•	increased royalties and distribution fee advances for exclusive content of $2.2 million;
•	increased accounts payable, accrued royalties, fees and liabilities of $1.9 million; and
•	decreased deferred revenue of $1.0 million.

Capital Resources

Cash.  As of June 30, 2011, we had cash of $684,000, as compared to $333,000 as of March 31, 2011.

Borrowing Availability.  At June 30, 2011, our borrowing availability was $2.6 million ($5.2 million based upon eligible accounts receivable less the $2.6 million minimum requirement).

Revolving Credit Facility.  During the three months ended June 30, 2011, we had a revolving credit facility with Wells Fargo that provided us with a revolving credit facility of up to $15 million (reduced from $20 million on February 1, 2011) (Wells Credit Facility). Actual borrowing availability under the line was based upon our level of eligible accounts receivable and eligible inventories.  The term of our Wells Credit Facility would have matured on July 31, 2011; however, on June 23, 2011, we entered into our PNC Credit Facility and repaid and terminated our Wells Credit Facility.  See “Recent Events – New Revolving Credit Facility” above for additional information related to our PNC Credit Facility.

We were in compliance with all financial and operating covenants under the Wells Credit Facility at June 23, 2011 and are in compliance with all financial operating covenants under our PNC Credit Facility at June 30, 2011.  However, given our current liquidity constraints, it is not possible to determine whether we will be in compliance with all financial and operating covenants in the future.

Disc Replication Advance.  Sony Pictures Home Entertainment Inc. (SPHE)manufactures our tangible goods, including DVDs and Blu-ray discs.  On September 8, 2010, we received an interest-free $2.5 million advance against future manufacturing from SPHE, to be repaid at $0.15 per disc manufactured until the advance is repaid.

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

While our balance sheet has improved over the past 12 months, our cash requirements for content acquisition continue to exceed the level of cash generated by day-to-day operations.  At June 30, 2011, we had a working capital deficit of $4.7 million, compared to a working capital deficit of $3.4 million at March 31, 2011.  At June 30, 2011, we had an accumulated deficit of $57.5 million, compared to an accumulated deficit of $55.7 million at March 31, 2011.  We may need to raise additional funds to acquire the rights to content we find desirable, particularly with respect to our competition for home entertainment rights to feature films.  Therefore, maximizing available working capital is critical to our business operations.  On June 23, 2011, we obtained a three-year revolving credit line for up to $17.5 million.  See “Note 5. Revolving Credit Facility” below.  Our ability to borrow against collateralized assets such as receivables and inventory is more favorable compared to our previous revolving credit line.

Off-Balance Sheet Arrangements

We currently do not have any off-balance sheet arrangements.

Index

Critical Accounting Policies and Procedures

There have been no significant changes in the critical accounting policies disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K filed on June 29, 2011, as amended on July 29, 2011.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Index

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Exchange Act. “Disclosure controls and procedures” refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Our results of operations and financial condition are subject to numerous risks and uncertainties described in our Annual Report on Form 10-K filed on June 29, 2011, as amended on July 29, 2011.  You should carefully consider these risk factors in conjunction with the other information contained in this Quarterly Report.  Should any of these risks materialize, our business, financial condition and future prospects could be negatively impacted.  As of June 30, 2011, there have been no material changes to the risk factors set forth in the above-referenced Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Removed and Reserved.

Item 5.	Other Information.

None.

Index

Item 6.	Exhibits.

10.1*	First Amendment to Revolving Credit and Security Agreement dated as of July 13, 2011, between PNC Bank National Association, Image Entertainment, Inc. and Image/Madacy Home Entertainment, LLC.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1*	Section 1350 Certification of Chief Executive Officer.

32.2*	Section 1350 Certification of Chief Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

___________

*	Filed herewith.
†	Management contract or compensatory plan or arrangement.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMAGE ENTERTAINMENT, INC.

Date: August 15, 2011	By:	/S/ Theodore S. Green
Theodore S. Green
Chief Executive Officer and Chairman of the Board
(Authorized Officer and Principal Executive Officer)

Date: August 15, 2011	By:	/S/ John P. Avagliano
John P. Avagliano
Chief Operating Officer and Chief Financial Officer
(Authorized Officer and Principal Financial Officer)

Index

EXHIBIT INDEX

10.1*	First Amendment to Revolving Credit and Security Agreement dated as of July 13, 2011, between PNC Bank National Association, Image Entertainment, Inc. and Image/Madacy Home Entertainment, LLC.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1*	Section 1350 Certification of Chief Executive Officer.

32.2*	Section 1350 Certification of Chief Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

___________

*	Filed herewith.
†	Management contract or compensatory plan or arrangement.