Form 10-Q
period 2011-09-30
IMAGE ENTERTAINMENT INC
filed 2011-11-14
CIK 216324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
__________________

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________.

Commission File Number:  000-11071
_______________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑     NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).YES ☑    NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Exchange Act).  Yes ☐     No ☑

Number of shares outstanding of the issuer’s common stock on November 7, 2011:  255,602,133

IMAGE ENTERTAINMENT, INC.

Index

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2011 (or Quarterly Report) of Image Entertainment, Inc. (or we, us, our, or Image) includes forward-looking statements that involve risks and uncertainties within the meaning of the Private Securities Litigation Reform Act of 1995.  Other than statements of historical fact, all statements made in this Quarterly Report are forward-looking, including, but not limited to, statements regarding industry prospects, future results of operations or financial position, and statements of our intent, belief and current expectations about our strategic direction, prospective and future financial results and condition.  In some cases, forward-looking statements may be identified by words such as “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” “future,” “intend,” “project” or similar words.  Forward-looking statements involve risks and uncertainties that are inherently difficult to predict, which could cause actual outcomes and results to differ materially from our expectations, forecasts and assumptions.

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

IMAGE ENTERTAINMENT, INC.

Consolidated Balance Sheets
(unaudited)

September 30, 2011 and March 31, 2011

ASSETS

(In thousands)	September 30, 2011	March 31, 2011
Current assets:
Cash	$517	$333
Accounts receivable, net of reserve for returns, allowances and provision for doubtful accounts of $5,764 - September 30, 2011; $8,462 - March 31, 2011	10,995	20,268
Inventories	13,780	13,709
Royalty and distribution fee advances	15,081	12,665
Prepaid expenses and other current assets	1,089	607
Total current assets	41,462	47,582
Noncurrent inventories, principally production costs	823	1,053
Noncurrent royalty and distribution fee advances	18,582	15,480
Property, equipment and improvements, net	502	605
Intangible assets, net	1,803	2,144
Goodwill	6,762	6,762
Other assets	86	86
Total assets	$70,020	$73,712

See accompanying notes to consolidated financial statements

Index

IMAGE ENTERTAINMENT, INC.

Consolidated Balance Sheets
(unaudited)

September 30, 2011 and March 31, 2011

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS' EQUITY

(In thousands, except share data)	September 30, 2011	March 31, 2011
Current liabilities:
Accounts payable	$10,775	$6,781
Accrued liabilities	4,986	7,828
Accrued royalties and distribution fees	20,039	23,055
Deferred revenue	4,846	5,331
Revolving credit facility	8,357	6,116
Current portion of long-term debt, less debt discount	1,418	1,795
Stock warrant	—	72
Total current liabilities	50,421	50,978
Noncontrolling interest liability	2,471	2,603
Series B cumulative preferred stock dividends accrued	5,125	3,546
Long-term debt, less current portion, less debt discount	672	1,443
Total liabilities	58,689	58,570
Commitments and Contingencies
Series B cumulative preferred stock, $0.0001 par value, 30,000 shares authorized; 22,600 issued and outstanding at September 30, 2011 and March 31, 2011, respectively, with a liquidation preference of $27.7 million and $26.1 million as of September 30, 2011 and March 31, 2011, respectively	5,839	5,839
Series C junior participating preferred stock, $0.0001 par value, 67,933.4 shares authorized at September 30, 2011 and March 31, 2011; none issued and outstanding at September 30, 2011 and March 31, 2011, respectively	—	—
Stockholders' equity:
Common stock, $0.0001 par value, 500 million shares authorized at September 30, 2011 and March 31, 2011, respectively; 255,602,000 issued and outstanding at September 30, 2011 and March 31, 2011, respectively	26	26
Additional paid-in capital	65,693	65,000
Accumulated deficit	(60,227)	(55,723)
Total stockholders' equity	5,492	9,303
Total liabilities, preferred stock and stockholders’ equity	$70,020	$73,712

See accompanying notes to consolidated financial statements

Index

IMAGE ENTERTAINMENT, INC.

Consolidated Statements of Operations
(unaudited)

For the Three and Six Months Ended September 30, 2011 and 2010

	Three Months Ended		Six Months Ended
(In thousands, except per share data)	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
NET REVENUES	$20,386	$18,168	$43,672	$35,632
COST OF SALES	15,889	15,074	33,684	27,855
Gross profit	4,497	3,094	9,988	7,777
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Selling expenses	1,803	1,398	4,280	2,749
General and administrative expenses	4,029	3,212	7,958	6,469
Total selling, general and administrative expenses	5,832	4,610	12,238	9,218
LOSS FROM OPERATIONS	(1,335)	(1,516)	(2,250)	(1,441)
OTHER EXPENSE (INCOME):
Interest expense, net	215	191	516	306
Other expense (income)	207	(129)	135	(906)
Total other expense (income)	422	62	651	(600)
LOSS BEFORE PROVISION FOR INCOME TAXES	(1,757)	(1,578)	(2,901)	(841)
PROVISION (BENEFIT) FOR INCOME TAXES	140	(53)	24	31
NET LOSS	(1,897)	(1,525)	(2,925)	(872)
Dividend on Series B preferred stock	788	742	1,579	1,436
NET LOSS APPLICABLE TO COMMON SHAREHOLDERS	$(2,685)	$(2,267)	$(4,504)	$(2,308)
NET LOSS PER COMMON SHARE:
Net loss per common share – basic and diluted	$(0.01)	$(0.09)	$(0.02)	$(0.09)
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	255,602	26,364	255,602	26,810

See accompanying notes to consolidated financial statements

Index

IMAGE ENTERTAINMENT, INC.

Consolidated Statements of Cash Flows
(unaudited)

For the Six Months Ended September 30, 2011 and 2010

(In thousands)	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,925)	$(872)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of production costs	2,390	2,120
Depreciation and other amortization	283	349
Amortization of debt discount and deferred financing costs	453	159
Amortization of intangible assets	341	—
Provision for doubtful accounts	21	241
Provision (benefit) for lower of cost or market inventory write-downs	246	(338)
Accelerated amortization and fair value write-down of advance royalty and distribution fees	127	1,176
Change in fair values of warrant and purchase rights	(72)	(887)
Stock-based compensation expense	693	—
Gain on disposal of property, equipment and improvements	—	(19)
Noncash consideration for investment banking services received	—	76
Change in fair value of noncontrolling interest liability	(132)	—
Changes in assets and liabilities associated with operating activities:
Accounts receivable	9,252	(3,873)
Inventories	(442)	2,265
Royalty and distribution fee advances	(6,145)	(2,994)
Production cost expenditures	(2,035)	(1,446)
Prepaid expenses and other assets	(787)	109
Accounts payable, accrued royalties, fees and liabilities	(1,468)	2,462
Deferred revenue	(485)	(2,446)
Net cash used in operating activities	(685)	(3,918)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(75)	(50)
Acquisition of business	—	(839)
Net cash used in investing activities	$(75)	$(889)

See accompanying notes to consolidated financial statements

Index

IMAGE ENTERTAINMENT, INC.

Consolidated Statements of Cash Flows, Continued
(unaudited)

For the Six Months Ended September 30, 2011 and 2010

(In thousands)	2011	2010
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facility	$31,927	$32,080
Repayments of borrowings under revolving credit facility	(29,686)	(29,703)
Repayments of long-term debt	(1,297)	—
Proceeds from long-term debt	—	2,282
Net cash provided by financing activities	944	4,659
NET INCREASE (DECREASE) IN CASH:	184	(148)
Cash at beginning of period	333	460
Cash at end of period	$517	$312
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$195	$159
Cash paid during the period for income taxes	$56	$5

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

The balance sheet as of March 31, 2011 included in this report, which has been derived from audited financial statements, and the accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (or U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities Exchange Commission.  Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements.  All significant intercompany balances and transactions prior to September 30, 2011 have been eliminated in consolidation.

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

Given our history of losses, negative cash flows and negative working capital, it is possible that we will find it necessary to supplement our sources of working capital with additional financing to sustain operations.  Future capital requirements will depend on many factors, including our rate of revenue growth and acquisition of programming content.  To the extent that existing capital resources and sales growth are not sufficient to fund future activities, we may need to raise funds through private equity offerings, debt-financing and public financing, as well as to limit cash outflows through monitoring and controlling our expenditures.  Additional funds may not be available on terms favorable to us or at all.  Failure to raise additional capital, if and when needed, could have a material adverse effect on our financial position, results of operations, and cash flows.

While our balance sheet has improved over the past 12 months, our cash requirements for content acquisition continue to exceed the level of cash generated by day-to-day operations.  During the six months ended September 30, 2011, we invested in many high-profile titles which have either been recently released or are scheduled for release in the next two fiscal quarters.  Notable titles where monies have been advanced with releases scheduled subsequent to September 30, 2011, include, among others, The Double (starring Richard Gere and Topher Grace), What My Husband Doesn’t Know (a David E. Talbert production), Alleged (our first faith-based title released through Slingshot Pictures), Radio Rebel (starring Debby Ryan).  At September 30, 2011, we had a working capital deficit of $9.0 million, compared to a working capital deficit of $3.4 million at March 31, 2011.  At September 30, 2011, we had an accumulated deficit of $60.2 million, compared to an accumulated deficit of $55.7 million at March 31, 2011.  We may need to raise additional funds to acquire the rights to content we find desirable, particularly with respect to our competition for home entertainment rights to feature films.  Therefore, maximizing available working capital is critical to our business operations.  On June 23, 2011, we obtained a three-year revolving credit line for up to $17.5 million.  See “Note 5. Revolving Credit Facility” below.  Our ability to borrow against collateralized assets such as receivables and inventory is more favorable compared to our previous revolving credit line.

Certain prior-year balances have been reclassified to conform to the current presentation.

Index

Image Entertainment, Inc.
Notes To Consolidated Financial Statements
(Unaudited)

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

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This Update requires that all nonowner changes in shareholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements, eliminating the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity. ASU No. 2011-05 is effective for interim and annual periods beginning after December 15, 2011, on a retrospective basis. The Company is currently evaluating the impact of ASC No. 2011-05, however, the adoption is not expected to have a material impact on its financial statements.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles - Goodwill and Other (Topic 350), Testing Goodwill for Impairment, which permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit's fair value is less than its carrying value before applying the two-step goodwill impairment model that is currently in place. If it is determined through the qualitative assessment that a reporting unit's fair value is more likely than not greater than its carrying value, the remaining impairment steps would be unnecessary. The qualitative assessment is optional, allowing companies to go directly to the quantitative assessment. ASU No. 2011-08 is effective for annual and interim goodwill impairment tests performed in fiscal years beginning after December 15, 2011, however, early adoption is permitted. The adoption of ASC No. 2011-08 is not expected to have a material impact on the Company’s financial statements.

Index

Image Entertainment, Inc.
Notes To Consolidated Financial Statements
(Unaudited)

Note 3.	Accounting for Stock-Based Compensation.

As of September 30, 2011, we had four equity compensation plans: the 2011 Equity Incentive Plan (2011 Plan), the 2010 Equity Incentive Award Plan (2010 Plan), the 2008 Stock Awards and Incentive Plan (2008 Plan) and the 2004 Incentive Compensation Plan (2004 Plan, and together with the 2011 Plan, the 2010 Plan and the 2008 Plan, the Plans).  The 2011 Plan provides for stock options, stock appreciation rights, stock awards, restricted stock awards and stock units, performance shares and performance units conditioned upon meeting performance criteria, and other stock or cash-based awards.  The 2010 Plan provides for stock options, stock appreciation rights, restricted stock awards and restricted stock units, dividend equivalents, stock payment awards and other stock or cash-based awards that may be payable upon attainment of pre-established performance goals.  The 2008 Plan provides for equity awards, including stock options, stock appreciation rights, restricted stock awards, performance awards, phantom stock awards, or stock units.  The 2004 Plan provides for equity awards, including stock options and restricted stock units.

On November 19, 2010, three types of options were granted (Types A, B and C) from the 2010 Plan.  Type A options have time based vesting as follows: 25% vests on January 8, 2011 and 6.25% vests each three-month period thereafter (vesting round up to nearest whole share).  Type A options will be 100% vested on January 8, 2014.  Type B options have market conditions as well as performance conditions as follows: 100% vested upon the earlier of (i) the date the stock's fair market value equals or exceeds $0.0733 for any 20 out of 30 consecutive trading days on or after January 8, 2012, (ii) a change in control in which the Company’s Common Stock's equity value equals or exceeds $0.0733 per share, or (iii) January 8, 2019.  Type C options have market conditions as well as performance conditions as follows: 100% vested upon the earlier of (i) the date the Company’s Common Stock's fair market value equals or exceeds $0.19 for any 20 out of 30 consecutive trading days on or after January 8, 2013 (ii) a change in control in which the stock's equity value equals or exceeds $0.19 per share, or (iii) January 8, 2019.

At September 30, 2011, there were approximately 20,000,000 shares available for future grants under the 2011 Plan (no grants have been made under this plan), nine shares available for future grants under the 2010 Plan, 622,500 shares available for future grants under the 2008 Plan and 845,930 shares available for future grants under the 2004 Plan.

We measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the grant date for all awards granted in accordance with ASC Topic 718, Compensation – Stock Compensation.

Stock Options

There were no options granted during the six months ended September 30, 2011.

Option activity for the Plans for the six months ended September 30, 2011 is summarized as follows:
(In thousands, except share prices)	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at April 1, 2011	13,037	$0.252	9.559
Granted	—	—	—
Exercised	—	—	—
Canceled	(80)	1.791	6.192
Options outstanding at September 30, 2011	12,957	$0.237	9.076	$—
Options exercisable at September 30, 2011	2,038	$0.436	8.704	$—

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on our closing stock price of $0.11 as of September 30, 2011, which theoretically could have been received by the option holders had all option holders exercised their options as of that date.  There were no options exercised, and thus no aggregate intrinsic value of options exercised or cash received, during the three and six months ended September 30, 2011 and 2010.  There were no in-the-money options exercisable as of September 30, 2011 and 2010.

There was no excess tax benefit recorded for the tax deductions related to stock options during the three and six months ended September 30, 2011 and 2010.

As of September 30, 2011, there were 10,919,000 unvested stock options.

Index

Image Entertainment, Inc.
Notes To Consolidated Financial Statements
(Unaudited)

Restricted Stock Awards

Restricted stock award activity under the Plans for the six months ended September 30, 2011 are presented below:

Restricted Stock Awards	Shares (000)	Weighted-Average Exercise Price

Outstanding at April 1, 2011	25,990	$0.151
Granted	—	—
Exercised	—	—
Forfeited or Expired	—	—
Outstanding at September 30, 2011	25,990	$0.151

Vested at September 30, 2011	7,924	$0.151

As of September 30, 2011, there were approximately 18,066,000 unvested restricted stock awards.  There were no restricted stock awards awarded in the three or six months ended September 30, 2011 and 2010.

Stock-Based Compensation Valuation and Expense Information

The fair value of each option award is estimated on the date of grant using a closed-form option valuation model (Black-Scholes) based on the assumptions noted in the following table. Expected volatilities are based on implied volatilities from traded options on our stock, historical volatility of our stock and other factors. The expected term of options granted represents the period of time that options granted are expected to be outstanding.  There were no options granted during the six months ended September 30, 2011 and 2010, therefore no inputs were used to value options.

Compensation expense relating to stock options and restricted stock awards for the three and six months ended September30, 2011 was $350,000 and $693,000, respectively, and for both the three and six months ended September30, 2010, none.  Remaining unamortized compensation expense related to stock options and restricted stock awards at September 30, 2011 was $3.8 million.

Note 4.	Inventories.

Inventories at September 30, 2011, and March 31, 2011, are summarized as follows:

(In thousands)	September 30, 2011	March 31, 2011
Discs	$8,988	$8,931
Other (principally disc packaging components)	2,727	2,588
	11,715	11,519
Production costs, net	2,888	3,243
	14,603	14,762
Less current portion of inventories	13,780	13,709
Noncurrent inventories, principally non-recoupable production costs	$823	$1,053

Inventories consist primarily of finished discs (i.e., DVDs and Blu-ray discs) for sale and are stated at the lower of average cost or market.

Production costs consist of capitalized costs to produce licensed programming for domestic and international distribution and include the costs of film and tape conversion to the optical disc format, menu and packaging design, authoring, compression and mastering.  Non-recoupable production costs are reflected net of accumulated amortization of $13,344,000 and $12,564,000 at September 30, 2011 and March 31, 2011, respectively.

Index

Image Entertainment, Inc.
Notes To Consolidated Financial Statements
(Unaudited)

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

The obligations under the PNC Credit Facility are secured by a lien on substantially all of our assets.  Our obligations under the PNC Credit Facility, up to a maximum of $10.5 million, are guaranteed by JH Parties, with Messrs. Theodore S. Green (our Chief Executive Officer and Chairman), John W. Hyde (our Vice Chairman) and John P. Avagliano (our Chief Financial Officer and Chief Operating Officer) providing any applicable contribution to such guaranty in the portion of their ownership of our Series B Cumulative Preferred Stock (or Series B Preferred).  Effective July 13, 2011, the PNC Credit Facility was amended solely to allow for contemplated consideration to be paid to JH Parties.  The Borrowers and JH Parties are in discussions regarding compensation JH Parties may receive for providing their guaranty and letter(s) of credit.

The PNC Credit Facility provides for certain loan covenants, including financial covenants providing for a minimum senior fixed charge coverage ratio of not less than 1.20 to 1.00 and a minimum fixed charge coverage ratio of not less than 1.10 to 1.00 (i.e., consolidated earnings before interest, taxes, depreciation and amortization, as defined in the Loan Agreement (or EBITDA) (minus unfinanced capital expenditures and income taxes) to consolidated total debt (plus certain management fees, and, in the case of the fixed charge coverage ratio, certain dividend payments) over a rolling prior four fiscal quarter period), and limitations on our ability with regard to the incurrence of debt, the disposition and preservation of collateralized assets, transactions with affiliates (other than payment of certain management fees), the existence of liens, capital expenditures, stock repurchases and dividends, investments, amendments of certain business arrangements with Sony Pictures Home Entertainment (or SPHE) and Sony DADC (collectively Sony parties) and of the IMHE management agreement and mergers, dispositions and acquisitions (with certain limited exceptions for the purchase of third-party equity interests in Image/Madacy Home Entertainment, LLC (or IMHE)).  At September 30, 2011, our EBITDA resulted in a fixed-charge coverage ratio more than the required minimum senior fixed charge coverage ratio of not less than 1.20 to 1.00 and a minimum fixed charge coverage ratio of not less than 1.10 to 1.00.  At September 30, 2011, our borrowing availability was $3.3 million ($5.9 million based upon eligible accounts receivable and inventory less the $2.6 million minimum requirement) and our borrowing rates were 5.00% (based on the alternative base rate, which is Prime Rate of 3.25% plus 1.75%) and 3.60% (based on the eurodollar rate, which is three-month LIBOR of 0.35% plus 3.25%).

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

Index

Image Entertainment, Inc.
Notes To Consolidated Financial Statements
(Unaudited)

The agreement imposes restrictions on such items as encumbrances and liens, payments of dividends, other indebtedness, stock repurchases and capital expenditures.  Any outstanding borrowings are secured by our assets.  The agreement also requires us to comply with minimum financial and operating covenants.

We were in compliance with all financial and operating covenants under the Wells Credit Facility at June 23, 2011 and are in compliance with all financial operating covenants under our PNC Credit Facility at September 30, 2011.  However, given our current liquidity constraints, it is not possible to determine whether we will be in compliance with all financial and operating covenants in the future.

The PNC Credit Facility was further amended as of November 2, 2011.  See “Note 14. Subsequent Events.”

At September 30, 2011 we had $8.4 million outstanding under the revolving line of credit.

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

The IMHE Noncontrolling Interest is subject to a right of repurchase by Image on August 31, 2013 at a repurchase price calculated as the product of 2.25 times the operating income for four consecutive fiscal quarters ending on or prior to the repurchase date, multiplied by the IMHE Noncontrolling Interest.  If Image does not repurchase the IMHE Noncontrolling Interest on August 31, 2013, then Image is required to repurchase such interest on August 31, 2014 at a repurchase price calculated as the product of 2.75 times the operating income for four consecutive fiscal quarters ending on or prior to the repurchase date.  If Image undergoes a change of control on or prior to August 31, 2013, Madacy Entertainment may opt to have Image repurchase the IMHE Noncontrolling Interest substantially based on the formula for a repurchase at August 31, 2013.

The right to purchase IMHE Noncontrolling Interest is mandatorily redeemable by August 31, 2014, unless redeemed sooner at the Company’s option.  At acquisition and each reporting period thereafter, the IMHE Noncontrolling Interest is valued using the discounted cash flow method of the income approach, where a discount rate was applied to the net operating cash flows attributable to the IMHE Noncontrolling interest.  The discount rate was determined by performing a market-based weighted average cost of capital (or WACC) analysis.  The WACC analysis calculates the weighted average of the cost of equity using a capital asset pricing model and the cost of debt using the applicable bond yield.  Additional assumptions used include 5-year financial projections, growth rates over the 5-year period, constant gross margin rates, estimated working capital requirements, and estimated tax rate. We reevaluate the value of the IMHE Noncontrolling Interest internally on a quarterly basis and hire a third-party valuation firm to review the value on an annual basis.

Index

Image Entertainment, Inc.
Notes To Consolidated Financial Statements
(Unaudited)

Since the mandatory redemption is time certain and is not triggered by liquidation or termination of IMHE, the IMHE Noncontrolling Interest of $2,471,000 at September 30, 2011 and $2,603,000 at March 31, 2011 is recorded as a liability at its fair value.  The net change in the fair value of the IMHE Noncontrolling Interest liability during the six months ended September 30, 2011 was $132,000 and is included as a component of interest expense in the consolidated statement of operations.

Note 7.	Long-Term Debt.

           On August 23, 2010, we signed a three-year Distribution Services and License Agreement with Sony Pictures Home Entertainment Inc. (SPHE), to act as exclusive manufacturer to meet the Company’s DVD requirements, including Blu-ray Disc high-definition format, and to provide related distribution and other logistics services in exchange for certain fees. On September 8, 2010, an interest-free $2.5 million advance against future replication from SPHE, to be repaid at $0.15 per disc manufactured until the advance is repaid, and a $750,000 non-recoupable advance were received from SPHE and were used to reduce then-outstanding borrowings under our previous Wells Fargo Capital Finance (Wells Fargo) revolving line of credit facility. The recoupable advance is now subordinated to all obligations outstanding to PNC under the PNC Credit Facility, as amended. Until the recoupable advance is repaid, SPHE will have a security interest in all the Company’s assets in second position behind PNC. Within the first year of the SPHE agreement, the unrecouped portion of both the recoupable and non-recoupable advances would have been fully refundable to SPHE upon termination under the terms and conditions of the SPHE agreement.  The non-recoupable advance was used to pay the fee incurred for terminating our arrangement with our former replicator.  None of the termination conditions were triggered within the first year; therefore the termination fee was offset by the non-recoupable advance resulting in a net zero impact to cost of sales. After the first year, only the unrecouped portion of the recoupable advance is refundable.

As the $2.5 million recoupable advance is non-interest bearing, we imputed and recorded a debt discount of $218,000 based upon a three-year loan interest rate of 5.5%.  Amortization of the debt discount was a noncash interest expense and totaled $75,000 and $107,000 for the three and six months ended September 30, 2011, respectively.  The deferred manufacturing credit was classified in long-term debt, net of current portion, after manufacturing commenced in October 2010.  We amortized the deferred manufacturing credit as a reduction to inventory purchase cost based upon actual discs manufactured by SPHE.  Amortization of the deferred manufacturing credit, included as a component of cost of sales, totaled $48,000 and $105,000 for the three and six months ended September 30, 2011, respectively.

Effective August 31, 2010, we entered into an amendment to the Replication Services Agreement and Security Agreement between Sony DADC US Inc. (Sony DADC) and Madacy Entertainment LP, which included execution of the Guarantee Agreement dated August 31, 2010 by Image in favor of Sony DADC, guarantying all of the obligations of IMHE to Sony DADC pursuant to the Replication Services Agreement and Security Agreement.  The obligations under the Replication Services Agreement include, without limitation, the repayment of a $2 million advance to Sony DADC pursuant to the terms and conditions of such agreement.  The $2 million advance is to be repaid at $0.10 per IMHE disc manufactured until the advance is repaid.  As the obligation is non-interest bearing, we have imputed and recorded a debt discount of $174,000 to the $2 million advance based upon a three-year loan interest rate of 5.5%.  Amortization of the debt discount was a noncash interest expense and totaled $21,000 and $41,000 for the three and six months ended September 30, 2011, respectively.

In connection with the purchase of the home video division from Madacy Entertainment, Madacy’s distribution agreement with MMS-Millennium Media Services was assigned to IMHE for distribution of the IMHE products.

Long-term debt at September 30, 2011, and March 31, 2011, consisted of the following:

(In thousands)	September 30, 2011	March 31, 2011
Subordinated manufacturing advance obligation, less debt discount of $121	$2,090	$3,238
Current portion of long-term debt, less debt discount of $104	1,418	1,795
Long-term debt less current portion, less debt discount	$672	$1,443

Index

Image Entertainment, Inc.
Notes To Consolidated Financial Statements
(Unaudited)

Note 8.	Stock Warrant and Purchase Rights Liability.

We currently do not use hedging contracts to manage the risk of our overall exposure to interest rate and foreign currency changes. The derivative liabilities described below are not hedging instruments.

       Stock Warrant

In August 2006, we issued to Portside Growth and Opportunity Fund a senior convertible note and a related warrant.  The senior convertible note was paid in full in January 2010.  Portside was issued a five-year warrant to purchase 1,000,000 shares of our common stock at an exercise price of $4.25 per share.  In the event of a change of control, the warrant must be settled in cash using the Black-Scholes model in accordance with the underlying terms contained in the warrant agreement.  The JH Transaction triggered the antidilution provisions contained in the warrant.  As a result, the warrant was exercisable for 8,018,868 shares of our common stock at an exercise price of $0.53 per share.  The initial fair value of the warrant liability was determined by using the Black-Scholes valuation method as of August 30, 2006 and this model has historically been used to determine fair value as of the end of each subsequent reporting period.  The warrant expired on August 30, 2011.  The assumptions used included the closing price of our common stock on the valuation date, the strike price of the warrant, the risk-free rate equivalent to the U.S. Treasury maturities, the historical volatility of our common stock and the remaining term of the warrant. The assumptions used as of March 31, 2011 were as follows:

March 31, 2011

Risk-free interest rate	0.14%
Expected term (in years)	0.42 years
Expected volatility	121.89%

Purchase Rights

In connection with January 8, 2010 sale of preferred stock to JH Partners (or Transaction Date), purchase rights (or Purchase Rights) were granted to purchase additional 7,400 shares of Series B Preferred and 66,163.4 shares of Series C Junior Participating Preferred Stock (or Series C Preferred) for an aggregate purchase price of $7.4 million divided in two equal tranches, exercisable by 120 days or May 8, 2010 and 360 days or January 3, 2011. These Purchase Rights were classified as liabilities due to the existence of events outside of the Company’s control that gave rise to the possibility for ultimate settlement by a transfer of assets or cash and were recorded as a component of long-term liabilities at September 30, 2010.  We performed a valuation to determine the fair value of the Series B Preferred and Series C Preferred price per share and exercise price at September 30, 2010 using an option pricing model.  During the six months ended September 30, 2010, one tranche of the Purchase Rights expired with respect to 3,700 shares of Series B Preferred and 33,081.7 shares of Series C Preferred.  At September 30, 2010, the remaining fair value of one tranche of Purchase Rights was $1,109,000.  None of the purchase rights were exercised prior to expiration; therefore at March 31, 2011 there was no remaining fair value of the Purchase Rights thus no Black-Scholes option pricing model inputs used.

The fair value of the Purchase Rights liability at September 30, 2010 was determined by using the Black-Scholes option pricing model based on the following inputs:

September 30, 2010

Series B Preferred price per share	$364.54
Series C Preferred price per share	$71.07
Series B Preferred exercise price per share	$290.37
Series C Preferred exercise price per share	$61.47
Risk-free interest rate	0.16%
Expected term (in years)	0.26 years
Expected volatility for purchase rights	213%
Expected dividend yield	0%-12%

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

At March 31, 2011, the remaining stock warrant value was recorded on the balance sheet.  Included in the table below is the change in fair value recorded for the stock warrant and purchase rights as a component of other income during the six months ended September 30, 2010.  As the stock warrant expired on August 30, 2011, the valuation of the stock warrant at September 30, 2011 resulted in no remaining value.

(In thousands)	Stock Warrant and Purchase Rights Liabilities
Balance, March 31, 2010	$2,442
Change in fair value	(887)
Balance, September 30, 2010	$1,555

Balance, March 31, 2011	$72
Change in fair value	(72)
Balance, September 30, 2011	$—

In accordance with ASC 820, the following table represents our fair value hierarchy for our financial liabilities measured at fair value on a recurring basis as of September 30, 2011 and March 31, 2011. There were no financial assets subject to the provisions of ASC 820 as of September 30, 2011 and March 31, 2011.

(In thousands)	Level 1	Level 2	Level 3	Total
Derivative liabilities:
Stock warrant as of September 30, 2011	$—	$—	$—	$—
Stock warrant as of March 31, 2011	$—	$72	$—	$72

The stock warrant is classified as Level 2 as the Black-Scholes model was used to determine the fair value and the related inputs are consistent with Level 2.  The purchase right was classified as Level 3 as the basis of the valuation included unobservable inputs.

During the three and six months ended September 30, 2011 and 2010, other income related to the fluctuation in the fair value of the warrant was recorded as non-operating income included as a component of other income in the accompanying consolidated statements of operations.

Note 9.	Net Loss per Share Data.

The following presents a reconciliation of the numerators and denominators used in computing basic and diluted net loss per share for the three and six months ended September 30, 2011 and 2010:

	Three months ended September 30,		Six months ended September 30,
(In thousands, except per share data)	2011	2010	2011	2010

Net loss – basic and diluted numerator	$(1,897)	$(1,525)	$(2,925)	$(872)
Less: Dividend on Series B preferred stock	788	742	1,579	1,436
Net loss applicable to common shareholders	$(2,685)	$(2,267)	$(4,504)	$(2,308)
Weighted average common shares outstanding – basic and diluted denominator	255,602	26,364	255,602	26,810
Net loss per share – basic and diluted	$(0.01)	$(0.09)	$(0.02)	$(0.09)

Index

Image Entertainment, Inc.
Notes To Consolidated Financial Statements
(Unaudited)

Outstanding common stock options not included in the computation of diluted net loss per share for the three and six months ended September 30, 2011 totaled 12,957,000.  Outstanding common stock options and warrants not included in the computation of diluted net loss per share for the three and six months ended September 30, 2010 totaled 8,403,000.  They were excluded as their effect would be antidilutive.

Note 10.	Other (Expense) Income.

Other Expense (Income)

Other expense of $207,000 for the three months ended September 30, 2011 included:
•	$207,000 in expense resulting from the noncontrolling interest charge.

Other income of $129,000, net for the three months ended September 30, 2010 included:
•	$126,000 in noncash income resulting from the change in fair value of a warrant and purchase rights.

Other expense of $135,000 for the six months ended September 30, 2011 included:
•	$207,000 in expense resulting from the noncontrolling interest charge; and
•	$72,000 in noncash income resulting from the change in fair value of a warrant.

Other income of $906,000 for the six months ended September 30, 2010 included:
•	$887,000 in noncash income resulting from the change in fair value of a warrant and purchase rights.

Interest Expense

Interest expense, comprised of noncash amortization of debt discount, noncash amortization of deferred financing costs, change in fair value of noncontrolling interest and cash interest expense, net of interest income, was $215,000 and $516,000 for the three and six months ended September 30, 2011, respectively, compared to $191,000 and $306,000 for the three and six months ended September 30, 2010, respectively.  Net noncash charges to interest expense, representing amortization of the manufacturing advance debt discount and deferred financing costs, for the three and six months ended September 30, 2011, totaled $124,000 and $453,000, respectively, compared to $116,000 and $159,000 for the three and six months ended September 30, 2010, respectively.

Note 11.	Preferred Stock.

The Series B Preferred and Series C Preferred, prior to conversion, were classified as mezzanine equity.  The Series B Preferred continues to be classified as mezzanine equity due to the clause in the Certificate of Designation, which provides that upon a merger or other reorganization events, as defined, the Series B Preferred must be cash settled, thereby causing the redemption to be outside of the Company’s control.  The Series C Preferred was classified as mezzanine equity, prior to conversion, due to certain obligations under a related registration rights agreement, which would not be in the Company’s control.

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

Index

Image Entertainment, Inc.
Notes To Consolidated Financial Statements
(Unaudited)

Note 13.	Related Party Transactions.

Transaction with JH Partners, LLC and Affiliates

On December 21, 2009, we entered into a Securities Purchase Agreement, as amended, (the SPA) with JH Partners, LLC, as the investor representative (or Investor Representative), and JH Partners Evergreen Fund, L.P. (or JH Evergreen), JH Investment Partners III, L.P. (or JH Investment III) and JH Investment Partners GP Fund III, LLC (or JH Investment GP Fund and together with JH Evergreen and JH Investment III, the Investors).  Pursuant to the SPA, on January 8, 2010, we sold 22,000 shares of a newly authorized series of our capital stock entitled Series B Cumulative Preferred Stock, par value $0.0001 per share (or Series B Preferred), and 196,702 shares of a newly authorized series of our capital stock entitled Series C Junior Participating Preferred Stock, par value $0.0001 per share (or Series C Preferred and together with the Series B Preferred, the Preferred Shares), for an aggregate purchase price of $22.0 million. In connection with our sale to the Investors of the Preferred Shares, the Investors acquired control of Image. After subsequent transactions involving our capital stock, the Investors beneficially owned approximately 69% of our outstanding voting securities as of September 30, 2011.

Pursuant to the SPA, we are required to pay the Investor Representative or its designee a management fee of $300,000 on each of December 31, 2010 and December 31, 2011.  As of September 30, 2011 and March 31, 2011, $525,000 and $375,000, respectively, was included as a component of accrued liabilities and $75,000 and $150,000 was included in general and administrative expenses for the three and six months ended September 30, 2011 and 2010, respectively, in connection with such fee.

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

The Stockholders’ Agreement was entered into in connection with the April14, 2010 purchase by the Management Stockholders of an aggregate of 2,300 shares of the Company’s SeriesB Preferred and 20,564.3 shares of SeriesC Preferred from the JH Stockholders. In connection with such purchase, the Management Stockholders also became parties to the January 2010 Registration Rights Agreement.

JH Partners, LLC and Affiliates Guaranty

In connection with the PNC Credit Facility, JH Partners, LLC and certain of its affiliates guaranteed up to a maximum of $10.5 million, with Messrs. Green, Hyde and Avagliano providing any applicable contribution to such guaranty in the portion of their ownership of our Series B Preferred.  Effective July 13, 2011, the PNC Credit Facility was amended solely to allow for contemplated consideration to be paid to JH Parties.  The Borrowers and JH Parties are in discussions regarding compensation JH Parties may receive for providing their guaranty and letter(s) of credit.  See "Note 5. Revolving Credit Facility" above.

Index

Image Entertainment, Inc.
Notes To Consolidated Financial Statements
(Unaudited)

Employment and Consulting Agreements

On April14, 2010, we entered into employment agreements with Messrs. Theodore S. Green, our Chief Executive Officer and Chairman and John P. Avagliano, our Chief Financial Officer and Chief Operating Officer and a consulting agreement with Mr. John W. Hyde, our Vice Chairman, and his wholly owned consulting business, Producers Sales Organization. Each agreement, as subsequently amended, has an initial three-year term and, subject to advance-notice termination, renews automatically for successive one-year terms. These employment and consulting agreements each provide for, among other things, an annual base salary or consulting fee, as applicable, of $300,000, cash bonus eligibility, severance benefits, reimbursement of commuting and relocation expenses, and certain tax gross-up payments.

Note 14.	Subsequent Events.

We have performed an evaluation of subsequent events through the date we issued these financial statements.

Amendment to the Credit and Security Agreement

On November 2, 2011, we entered into the Second Amendment to Revolving Credit and Security Agreement with PNC.  Among other non-substantive changes, the amendment revises a financial covenant definition.  There was no change to the borrowing capacity.

Index

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions.  As described at the beginning of this Quarterly Report under the heading “Forward-Looking Statements,” our actual results could differ materially from those anticipated in these forward-looking statements.  Factors that could contribute to such differences include those discussed elsewhere in this Quarterly Report under the heading “Forward-Looking Statements.”  You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report.  Except as may be required under federal law, we undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur

You should read the following discussion and analysis in conjunction with our consolidated financial statements and related footnotes included in Item1 of this Quarterly Report and with our audited consolidated financial statements and notes thereto, and with the information under the headings entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” in our Annual Report on Form 10-K, as amended.

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

Second Quarter Fiscal 2012 Highlights

•
Net revenues increased 12.7% to $20,386,000, compared to net revenues of $18,168,000 for the three months ended September 30, 2010.  The increase in revenues was primarily as a result of the stand-out title, The Perfect Game.

o	Discs (DVD and Blu-ray) revenues increased 8.7% to $17.0 million, from $15.7 million.
o	Digital distribution revenues increased 17.8% to $1.1 million, from $1.0 million.
o	Broadcast revenues increased 50.7% to $907,000, from $602,000.

•	Gross profit margins were 22.1%, compared to 17.0% for the three months ended September 30, 2010, primarily as a result of increased sales of higher margin Blu-ray catalog product.

•	Selling expenses approximated 8.8% of net revenues, up from 7.7% of net revenues for the three months ended September 30, 2010, primarily due to higher publicity expenses related to The Perfect Game.

•
General and administrative expenses were $4,029,000 compared to $3,212,000, for the three months ended September 30, 2010, and, as a percentage of consolidated net revenues, increased to 19.8% from 17.7% for three months ended September 30, 2010, primarily due to higher legal fees and higher stock-based compensation expense.

•	Loss from operations was $1,335,000, compared to loss from operations of $1,516,000, for the three months ended September 30, 2010.

•
Other expense was $422,000 for the three months ended September 30, 2011, compared to other expense of $62,000 for the three months ended September 30, 2010 primarily as a result of noncontrolling interest charge.

•
Net loss applicable to common shareholders was $2,685,000 ($0.01 per diluted share), compared to a net loss applicable to common shareholders of $2,267,000 ($0.09 per diluted share) for the three months ended September 30, 2010.

The highlights above are intended to identify some of our more significant events and transactions during the quarter ended September 30, 2011.  However, these highlights are not intended to be a full discussion of our results for the quarter. These highlights should be read in conjunction with the following discussion of “Results of Operations” and “Liquidity and Capital Resources” and with our consolidated financial statements and notes thereto accompanying this Quarterly Report.

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

As of September 30, 2011, we had a maximum borrowing availability of $3.3 million ($5.9 million based upon eligible accounts receivable and inventory less the $2.6 million minimum block), and our borrowing rates were 5.00% (based on the alternative base rate, which is Prime Rate of 3.25% plus 1.75%) and 3.60% (based on the eurodollar rate, which is three-month LIBOR of 0.35% plus 3.25%).

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

The PNC Credit Facility provides for certain loan covenants, including financial covenants providing for a minimum senior fixed charge coverage ratio of not less than 1.20 to 1.00 and a minimum fixed charge coverage ratio of not less than 1.10 to 1.00 (i.e., consolidated earnings before interest, taxes, depreciation and amortization, as defined in the Loan Agreement (or EBITDA) (minus unfinanced capital expenditures and income taxes) to consolidated total debt (plus certain management fees, and, in the case of the fixed charge coverage ratio, certain dividend payments) over a rolling prior four fiscal quarter period), and limitations on our ability with regard to the incurrence of debt, the disposition and preservation of collateralized assets, transactions with affiliates (other than payment of certain management fees), the existence of liens, capital expenditures, stock repurchases and dividends, investments, amendments of certain business arrangements with Sony Pictures Home Entertainment (or SPHE) and Sony DADC (collectively Sony parties) and of the Image/Madacy Home Entertainment LLC (or IMHE) management agreement and mergers, dispositions and acquisitions (with certain limited exceptions for the purchase of third-party equity interests in IMHE).  The PNC Credit Facility contains events of default  that include, among others, non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations and warranties, bankruptcy and insolvency events, material judgments, cross defaults to certain other contracts (including, for example, business arrangements with Sony parties and other material contracts) and indebtedness and events constituting a change of control or a material adverse effect in any of our results of operations or condition (financial or otherwise).  The occurrence of an event of default will increase the applicable rate of interest and could result in the acceleration of our obligations under the PNC Credit Facility and JH Parties being required to pay certain of our obligations under the PNC Credit Facility.

Index

The PNC Credit Facility was further amended as of November 2, 2011.  See “Note 14. Subsequent Events.”

Results of Operations

Our consolidated financial information for the three and six months ended September 30, 2011, should be read in conjunction with our consolidated financial statements and the notes thereto and the section entitled “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K filed on June 29, 2011, as amended on July 29, 2011.

We have one reporting segment, our Worldwide Entertainment business, which consists of the acquisition, content enhancement and worldwide distribution of exclusive content in various formats, including DVD, Blu-ray, digital, broadcast, including cable and satellite, video-on-demand, streaming video, downloading and sublicensing.

Net Revenues

Net Revenues.  Our consolidated net revenues increased 12.7% to $20,386,000, compared to $18,168,000 for the three months ended September 30, 2010, primarily as a result of the stand-out title, The Perfect Game.  Our consolidated net revenues increased 22.6% to $43,672,000, compared to $35,632,000 for the six months ended September 30, 2010, primarily as a result of two high-profile new releases in the first fiscal quarter during the six months ended September 30, 2011.

Net Revenue by Format:

	Three Months Ended September 30,			Six Months Ended September 30,
	2011	2010	% Change	2011	2010	% Change
	(in thousands)			(in thousands)
Discs (DVD & Blu-ray)	$17,047	$15,680	8.7%	$34,895	$29,303	19.1%
Digital	1,121	952	17.8	4,182	2,522	65.8
Broadcast	907	602	50.7	1,803	2,519	(28.4)
Other	1,311	934	40.4	2,792	1,288	116.8
Total Net Revenues	$20,386	$18,168	12.7%	$43,672	$35,632	22.6%

As a percentage of net revenues:
Discs (DVD & Blu-ray)	83.6%	86.3%		79.9%	82.2%
Digital	5.5	5.3		9.6	7.1
Broadcast	4.5	3.3		4.1	7.1
Other	6.4	5.1		6.4	3.6
	100.0%	100.0%		100.0%	100.0%

Our best selling new releases for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010 were:

September 2011 Quarter	September 2010 Quarter

The Perfect Game (starring Clifton Collins Jr., Cheech Marin)
2011 NBA Championship (starring the Dallas Mavericks)
Chromeskull: Laid To Rest
The Clinic
Carlos (Criterion Collection)
35 and Ticking
Cul de Sac (Criterion Collection)
The Killing (Criterion Collection)
Dick Van Dyke: 50th Anniversary
The Hills Have Eyes
Ghost Hunters – Season 6 Part I
Born to Ride
The Reef
Nephew Tommy: Just My Thoughts

Accidents Happen (starring Geena Davis)
Thriller: The Complete Set (hosted by Boris Karloff)
That Evening Sun (starring Hal Holbrook)
Blood Done Sign My Name (starring Rick Schroder, Nate Parker)
$5 A Day (starring Christopher Walken, Sharon Stone, Amanda Peet)
Multiple Sarcasms (starring Timothy Hutton, Mira Sorvino, Dana Delaney)
Necromentia

Index

Cost of Sales

Our consolidated cost of sales for the three and six months ended September 30, 2011 were $15,889,000 and $33,684,000, or 77.9% and 77.1% of net revenues, respectively, compared to $15,074,000 and $27,855,000, or 83.0% and 78.2% of net revenues, for the three and six months ended September 30, 2010, respectively.  The fluctuation in consolidated cost of sales as a percentage of consolidated net revenue between the two respective periods is discussed in Gross Profit Margins below.

Gross Profit Margins

Our consolidated gross profit margins for the three and six months ended September 30, 2011 were $4,497,000 and $9,988,000, or 22.1% and 22.9% of net revenues, respectively, compared to $3,094,000 and $7,777,000, or 17.0% and 21.8% for the three and six months ended September 30, 2010, respectively, primarily as a result of increased sales of higher margin Blu-ray catalog product.

Generally, items affecting our gross profit margins include:

•	the sales mix of individual titles (each of our exclusive agreements has differing terms);

•	the strength of a title’s sales performance;

•	the selling price of a title;

•	the costs that we are responsible for, including disc manufacturing and distribution costs; and

•	third-party net profit participations, specifically the royalty rates, distribution fees retained and profit splits provided in the agreements.

A reconciliation of the factors contributing to the increase in gross profit margin percentage for the three months ended September 30, 2011 of 22.1%, from the three months ended September 30, 2010 of 17.0% follows:

9.7%	Changes in product and format mix
0.2	Lower manufacturing and production costs
(1.1)	Higher pricing discounts and market development funds provided to customers
(3.7)	Higher freight and fulfillment expenses
5.1%	Increase in gross profit margin

A reconciliation of the factors contributing to the increase in gross margin percentage for the six months ended September 30, 2011 of 22.9%, from the six months ended September 30, 2010 of 21.8% follows:

2.8%	Changes in product and format mix
2.6	Lower pricing discounts and market development funds provided to customers
0.9	Lower manufacturing and production costs
(5.3)	Higher freight and fulfillment expenses
1.1%	Increase in gross profit margin

Selling Expenses

             Selling expenses for the three months ended September 30, 2011 were $1,803,000 compared to $1,398,000 for three months ended September 30, 2010 and, as a percentage of consolidated net revenues, increased to 8.8% from 7.7% for three months ended September 30, 2010.  This increase was primarily due to higher publicity expenses related to The Perfect Game.

Selling expenses for the six months ended September 30, 2011 were $4,280,000 compared to $2,749,000 for six months ended September 30, 2010 and, as a percentage of consolidated net revenues, increased to 9.8% from 7.7% for six months ended September 30, 2010.  This increase was primarily due to higher advertising expenses related to the two high-profile new releases during the first fiscal quarter during the six months ended September 30, 2011.

Index

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2011 were $4,029,000 compared to $3,212,000 for the three months ended September 30, 2010 and, as a percentage of consolidated net revenues, increased to 19.8% from 17.7% for the three months ended September 30, 2010, primarily due to higher legal fees associated with potential content acquisitions and higher stock-based compensation expense.

More specifically, the increase in general and administrative expenses was due to the following:

•	higher stock-based compensation expense by $381,000;
•	higher legal fees by $374,000;
•	higher salaries and severance costs by $266,000;
•	higher amortization of intangibles by $111,000; and
•	higher external management fees by $67,000.

Offsetting the above expense increases were:

•	lower accounting consultant fees by $204,000;
•	lower depreciation costs by $68,000; and
•	lower bad debt expense by $57,000.

General and administrative expenses for the six months ended September 30, 2011 were $7,958,000 compared to $6,469,000 for the six months ended September 30, 2010, primarily due to higher legal fees associated with potential content acquisitions and higher stock-based compensation expense.  As a percentage of consolidated net revenues, general and administrative expenses were 18.2% for both the six months ended September 30, 2011 and 2010.

More specifically, the increase in general and administrative expenses was due to the following:

•	higher stock-based compensation expense by $702,000;
•	higher legal fees by $691,000;
•	higher amortization of intangibles by $275,000;
•	higher salaries and severance costs by $226,000; and
•	higher external management fees by $167,000.

Offsetting the above expense increases were:

•	lower bad debt expense by $221,000;
•	lower depreciation costs by $171,000; and
•	lower accounting consultant fees by $24,000.

Other Income

Other expense of $207,000 for the three months ended September 30, 2011 included:
•	$207,000 in expense resulting from the noncontrolling interest charge.

Other income of $129,000, net for the three months ended September 30, 2010 included:
•	$126,000 in noncash income resulting from the change in fair value of a warrant and purchase rights.

Other expense of $135,000 for the six months ended September 30, 2011 included:
•	$207,000 in expense resulting from the noncontrolling interest charge, and
•	$72,000 in noncash income resulting from the change in fair value of a warrant.

Other income of $906,000 for the six months ended September 30, 2010 included:
•	$887,000 in noncash income resulting from the change in fair value of a warrant and purchase rights.

Index

Interest Expense, Net

Interest expense, net of interest income, for the three and six months ended September 30, 2011, increased to $215,000 and $516,000, respectively, from $191,000 and $306,000 for the three and six months ended September 30, 2010, respectively, primarily as a result of interest-bearing debt fees.  Net noncash charges to interest expense, representing amortization of the manufacturing advance debt discount and deferred financing costs, for the three and six months ended September 30, 2011, totaled $123,000 and $453,000, respectively, compared to $116,000 and $159,000 for the three and six months ended September 30, 2010, respectively.

	Three Months Ended September 30,			Six Months Ended September 30,
	2011	2010	% Change	2011	2010	% Change
	(in thousands)			(in thousands)
Noncash amortization of debt discount	$96	$––	100.0%	$148	$––	100.0%
Noncash amortization of deferred financing costs	28	116	(75.9)	305	159	91.8
Change in fair value of noncontrolling interest	20	(25)	180.0	(132)	(25)	(428.0)
Cash interest expense, net of interest income	71	100	(29.0)	195	172	13.4
Interest expense, net	$215	$191	12.6%	$516	$306	68.6%

As a percentage of net revenues	0.7%	1.1%	(0.3)%	1.0%	0.9%	0.1%

Income Taxes

We recorded federal and state tax expense of approximately $140,000 and $24,000 for the three and six months ended September 30, 2011, using a negative estimated effective tax rate of (9.71)%.  The tax rate is lower than statutory rates due to the utilization of net operating loss carryforwards.  We recorded federal and state tax (benefit) expense of ($53,000) and $31,000 for the three and six months ended September 30, 2010.

Liquidity and Capital Resources

At September 30, 2011, we had a working capital deficit of $8.9 million compared to a working capital deficit of $3.4 million at March 31, 2011.

Our working capital has historically been generated from the following sources:

•	operating cash flows;
•	availability under our revolving line of credit;
•	private placement of debt and equity instruments;
•	advances from our disc manufacturer; and
•	trade credit.

The more significant factors affecting cash provided by operating activities during the six months ended September 30, 2011 were:

•	decreased accounts receivable of $9.3 million.

The more significant factors affecting cash used in operating activities during the six months ended September 30, 2011 were:

•	increased royalties and distribution fee advances paid for exclusive content of $6.1 million;
•	increased production cost expenditures of $2.0 million; and
•	decreased accounts payable, accrued royalties, fees and liabilities of $1.6 million.

Index

Capital Resources

Cash.  As of September 30, 2011, we had cash of $517,000, as compared to $333,000 as of March 31, 2011.

Borrowing Availability.  At September 30, 2011, our borrowing availability was $3.3 million ($5.9 million based upon eligible accounts receivable less the $2.6 million minimum requirement).

Revolving Credit Facility.  During a portion of the six months ended September 30, 2011 (until June 23, 2011), we had a revolving credit facility with Wells Fargo that provided us with a revolving credit facility of up to $15 million (reduced from $20 million on February 1, 2011) (Wells Credit Facility), and since June 23, 2011, we have had access to our PNC Credit Facility. Actual borrowing availability under the Wells Credit Facility was based upon our level of eligible accounts receivable and eligible inventories.  The term of our Wells Credit Facility would have matured on July 31, 2011; however, on June 23, 2011, we entered into our three-year PNC Credit Facility and repaid and terminated our Wells Credit Facility.  The PNC Credit Facility provides for up to a $17.5 million revolving line of credit commitment including a letter of credit subfacility with a s $1.5 million sublimit.  Advances under the PNC Credit Facility generally are limited to the total of: (i) 85% of eligible accounts receivable; (ii) 60% of eligible inventory (with an inventory sublimit of 25% of the borrowing base); and (iii) the lesser of $3 million or the amount of certain letters of credit provided by one or more affiliates of JH Partners, LLC (or JH Parties).  Reserves against the borrowing base and eligibility determinations generally are made at PNC’s discretion.  In addition, the amount of outstanding credit under the PNC Credit Facility is capped at $5 million during a 30-day clean-up period annually between January 1 and April 30, with such period to commence each year on a date we select.  See “Recent Events – New Revolving Credit Facility” above for additional information related to our PNC Credit Facility.

We were in compliance with all financial and operating covenants under the Wells Credit Facility at June 23, 2011 and are in compliance with all financial operating covenants under our PNC Credit Facility at September 30, 2011.  However, given our current liquidity constraints, it is not possible to determine whether we will be in compliance with all financial and operating covenants in the future.

Disc Replication Advance.  Sony Pictures Home Entertainment Inc. (SPHE) manufactures our tangible goods, including DVDs and Blu-ray discs.  On September 8, 2010, we received an interest-free $2.5 million advance against future manufacturing from SPHE, to be repaid at $0.15 per disc manufactured until the advance is repaid.

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

While our balance sheet has improved over the past 12 months, our cash requirements for content acquisition continue to exceed the level of cash generated by day-to-day operations.  During the six months ended September 30, 2011, we invested in many high-profile titles which have either been recently released or are scheduled for release in the next two fiscal quarters.  Notable titles where monies have been advanced with releases scheduled subsequent to September 30, 2011, include, among others, The Double (starring Richard Gere and Topher Grace), What My Husband Doesn’t Know (a David E. Talbert production), Alleged (our first faith-based title released through Slingshot Pictures), Radio Rebel (starring Debby Ryan).  At September 30, 2011, we had a working capital deficit of $9.0 million, compared to a working capital deficit of $3.4 million at March 31, 2011.  At September 30, 2011, we had an accumulated deficit of $60.2 million, compared to an accumulated deficit of $55.7 million at March 31, 2011.  We may need to raise additional funds to acquire the rights to content we find desirable, particularly with respect to our competition for home entertainment rights to feature films.  Therefore, maximizing available working capital is critical to our business operations.  On June 23, 2011, we obtained a three-year revolving credit line for up to $17.5 million.  See “Note 5. Revolving Credit Facility” above.  Our ability to borrow against collateralized assets such as receivables and inventory is more favorable compared to our previous revolving credit line.

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

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules13(a)-15(e) and 15(d)-15(e) of the Exchange Act. “Disclosure controls and procedures” refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

As required by Rule13a-15(d) of the Exchange Act, we have evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, whether any changes occurred to our internal control over financial reporting during the period covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there have been no such changes during the period covered by this Quarterly Report.

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

Our results of operations and financial condition are subject to numerous risks and uncertainties described in our Annual Report on Form 10-K filed on June 29, 2011, as amended on July 29, 2011.  You should carefully consider these risk factors in conjunction with the other information contained in this Quarterly Report.  Should any of these risks materialize, our business, financial condition and future prospects could be negatively impacted.  As of September30, 2011, there have been no material changes to the risk factors set forth in the above-referenced Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Removed and Reserved.

Item 5.	Other Information.

None.

Index

Item 6.	Exhibits.

10.1
First Amendment to Revolving Credit and Security Agreement dated July 13, 2011, between PNC Bank National Association, Image Entertainment, Inc. and Image/Madacy Home Entertainment, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed August 15, 2011 (file no. 000-11071).

10.2*	Second Amendment to Revolving Credit and Security Agreement dated November 2, 2011, between PNC Bank National Association, Image Entertainment, Inc. and Image/Madacy Home Entertainment, LLC.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1*	Section 1350 Certification of Chief Executive Officer.

32.2*	Section 1350 Certification of Chief Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

___________

*	Filed herewith.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMAGE ENTERTAINMENT, INC.

Date: November 14, 2011	By:	/S/ THEODORE S. GREEN
Theodore S. Green
Chief Executive Officer and Chairman of the Board
(Authorized Officer and Principal Executive Officer)

Date: November 14, 2011	By:	/S/ JOHN P. AVAGLIANO
John P. Avagliano
Chief Operating Officer and Chief Financial Officer
(Authorized Officer and Principal Financial Officer)

Index

EXHIBIT INDEX

10.1
First Amendment to Revolving Credit and Security Agreement dated July 13, 2011, between PNC Bank National Association, Image Entertainment, Inc. and Image/Madacy Home Entertainment, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed August 15, 2011 (file no. 000-11071).

10.2*	Second Amendment to Revolving Credit and Security Agreement dated November 2, 2011, between PNC Bank National Association, Image Entertainment, Inc. and Image/Madacy Home Entertainment, LLC.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1*	Section 1350 Certification of Chief Executive Officer.

32.2*	Section 1350 Certification of Chief Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

___________

*	Filed herewith.