Form 10-Q
period 2011-12-31
IMAGE ENTERTAINMENT INC
filed 2012-02-14
CIK 216324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011.

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
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Number of shares outstanding of the issuer’s common stock on February 6, 2012:  256,402,133

IMAGE ENTERTAINMENT, INC.

Index

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2011 (or Quarterly Report) of Image Entertainment, Inc. (or we, us, our, or Image) includes forward-looking statements that involve risks and uncertainties within the meaning of the Private Securities Litigation Reform Act of 1995.  Other than statements of historical fact, all statements made in this Quarterly Report are forward-looking, including, but not limited to, statements regarding industry prospects, future results of operations or financial position, and statements of our intent, belief and current expectations about our strategic direction, prospective and future financial results and condition.  In some cases, forward-looking statements may be identified by words such as “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” “future,” “intend,” “project” or similar words.  Forward-looking statements involve risks and uncertainties that are inherently difficult to predict, which could cause actual outcomes and results to differ materially from our expectations, forecasts and assumptions.

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

IMAGE ENTERTAINMENT, INC.

Consolidated Balance Sheets
(unaudited)

December 31, 2011 and March 31, 2011

ASSETS

(In thousands)	December 31, 2011	March 31, 2011
Current assets:
Cash	$304	$333
Accounts receivable, net of reserve for returns, allowances and provision for doubtful accounts of $7,293 - December 31, 2011; $8,462 - March 31, 2011	16,746	20,268
Inventories	14,027	13,709
Royalty and distribution fee advances	13,719	12,665
Prepaid expenses and other current assets	751	607
Total current assets	45,547	47,582
Noncurrent inventories, principally production costs	581	1,053
Noncurrent royalty and distribution fee advances	16,903	15,480
Property, equipment and improvements, net	752	605
Intangible assets, net	1,632	2,144
Goodwill	6,762	6,762
Other assets	86	86
Total assets	$72,263	$73,712

See accompanying notes to consolidated financial statements

Index

IMAGE ENTERTAINMENT, INC.

Consolidated Balance Sheets
(unaudited)

December 31, 2011 and March 31, 2011

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS' EQUITY

(In thousands)	December 31, 2011	March 31, 2011
Current liabilities:
Accounts payable	$10,060	$6,781
Accrued liabilities	5,710	7,828
Accrued royalties and distribution fees	22,280	23,055
Deferred revenue	3,697	5,331
Revolving credit facility	8,479	6,116
Current portion of long-term debt, less debt discount	623	1,795
Stock warrant	—	72
Total current liabilities	50,849	50,978
Noncontrolling interest liability	2,524	2,603
Series B cumulative preferred stock dividends accrued	5,964	3,546
Long-term debt, less current portion, less debt discount	497	1,443
Total liabilities	59,834	58,570
Commitments and Contingencies
Series B cumulative preferred stock, $0.0001 par value, 30,000 shares authorized; 22,600 issued and outstanding at December 31, 2011 and March 31, 2011, respectively, with a liquidation preference of $28.6 million and $26.1 million as of December 31, 2011 and March 31, 2011, respectively	5,839	5,839
Series C junior participating preferred stock, $0.0001 par value, 67,933.4 shares authorized at December 31, 2011 and March 31, 2011; none issued and outstanding at December 31, 2011 and March 31, 2011, respectively	—	—
Stockholders' equity:
Common stock, $0.0001 par value, 500 million shares authorized at December 31, 2011 and March 31, 2011, respectively; 256,402,000 and 255,602,000 issued and outstanding at December 31, 2011 and March 31, 2011, respectively	26	26
Additional paid-in capital	66,028	65,000
Accumulated deficit	(59,464)	(55,723)
Total stockholders' equity	6,590	9,303
Total liabilities, preferred stock and stockholders’ equity	$72,263	$73,712

See accompanying notes to consolidated financial statements

Index

IMAGE ENTERTAINMENT, INC.

Consolidated Statements of Operations
(unaudited)

For the Three and Nine Months Ended December 31, 2011 and 2010

	Three Months Ended		Nine Months Ended
(In thousands, except per share data)	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010
NET REVENUES	$34,553	$27,669	$78,225	$63,301
COST OF SALES	27,069	21,283	60,753	49,138
Gross profit	7,484	6,386	17,472	14,163
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Selling expenses	2,043	1,869	6,323	4,618
General and administrative expenses	3,361	3,193	11,319	9,662
Total selling, general and administrative expenses	5,404	5,062	17,642	14,280
INCOME (LOSS) FROM OPERATIONS	2,080	1,324	(170)	(117)
OTHER EXPENSE (INCOME):
Interest expense, net	293	315	809	621
Other expense (income)	41	(1,289)	176	(2,195)
Total other expense (income)	334	(974)	985	(1,574)
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	1,746	2,298	(1,155)	1,457
PROVISION FOR INCOME TAXES	144	106	168	137
NET INCOME (LOSS)	1,602	2,192	(1,323)	1,320
Dividend on Series B preferred stock	839	804	2,418	2,240
NET INCOME (LOSS) APPLICABLE TO COMMON SHAREHOLDERS	$763	$1,388	$(3,741)	$(920)
NET INCOME (LOSS) PER COMMON SHARE:
Net income (loss) per common share – basic and diluted	$0.00	$0.01	$(0.01)	$(0.01)
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	255,822	135,414	255,675	62,587

See accompanying notes to consolidated financial statements

Index

IMAGE ENTERTAINMENT, INC.

Consolidated Statements of Cash Flows
(unaudited)

For the Nine Months Ended December 31, 2011 and 2010

(In thousands)	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,323)	$1,320
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization of production costs	3,520	3,195
Depreciation and other amortization	416	478
Amortization of debt discount and deferred financing costs	545	210
Amortization of intangible assets	512	237
Provision for doubtful accounts	5	24
Provision (benefit) for lower of cost or market inventory write-downs	773	(427)
Accelerated amortization and fair value write-down of advance royalty and distribution fees	713	1,666
Change in fair values of warrant and purchase rights	(72)	(2,177)
Stock-based compensation expense	1,028	219
Gain on disposal of property, equipment and improvements	—	(19)
Noncash consideration for investment banking services received	—	76
Change in fair value of noncontrolling interest liability	(79)	151
Changes in assets and liabilities associated with operating activities:
Accounts receivable	3,517	(544)
Inventories	(1,495)	822
Royalty and distribution fee advances	(3,690)	(4,580)
Production cost expenditures	(2,644)	(2,235)
Prepaid expenses and other assets	(479)	(34)
Accounts payable, accrued royalties, fees and liabilities	709	4,217
Deferred revenue	(1,634)	(3,481)
Net cash provided by (used in) operating activities	322	(882)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(385)	(35)
Acquisition of business	—	(1,044)
Net cash used in investing activities	$(385)	$(1,079)

Index

IMAGE ENTERTAINMENT, INC.

Consolidated Statements of Cash Flows, Continued
(unaudited)

For the Nine Months Ended December 31, 2011 and 2010

(In thousands)	2011	2010
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facility	$51,433	$44,367
Repayments of borrowings under revolving credit facility	(49,070)	(44,623)
Repayments of long-term debt	(2,329)	(179)
Proceeds from long-term debt	—	2,282
Net cash provided by financing activities	34	1,847
NET DECREASE IN CASH:	(29)	(114)
Cash at beginning of period	333	460
Cash at end of period	$304	$346
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$344	$246
Cash paid during the period for income taxes	$56	$17

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

The balance sheet as of March 31, 2011 included in this report, which has been derived from audited financial statements, and the accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (or U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities Exchange Commission.  Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements.  All significant intercompany balances and transactions as of and for the three and nine months ended December 31, 2011 and as of March 31, 2011 have been eliminated in consolidation.

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

While our balance sheet has improved over the past 12 months, our cash requirements for content acquisition continue to exceed the level of cash generated by day-to-day operations.  During the nine months ended December 31, 2011, we invested in many high-profile titles which have either been recently released or are scheduled for release in the coming fiscal quarters.  Notable titles where monies have been advanced with releases scheduled subsequent to December 31, 2011, include, among others, The Double (starring Richard Gere and Topher Grace), Beneath the Darkness (starring Dennis Quaid), What My Husband Doesn’t Know (a David E. Talbert production), Division III (starring Andy Dick), Radio Rebel (starring Debby Ryan), and Betty White: Champion for Animals.  At December 31, 2011, we had a working capital deficit of $5.3 million, compared to a working capital deficit of $3.4 million at March 31, 2011.  At December 31, 2011, we had an accumulated deficit of $59.5 million, compared to an accumulated deficit of $55.7 million at March 31, 2011.  We may need to raise additional funds to acquire the rights to content we find desirable, particularly with respect to our competition for home entertainment rights to feature films.  Therefore, maximizing available working capital is critical to our business operations.  On June 23, 2011, we obtained a three-year revolving credit line for up to $17.5 million.  See “Note 5. Revolving Credit Facility” below.  Our ability to borrow against collateralized assets such as receivables and inventory is more favorable compared to our previous revolving credit line.

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

In December 2011, the FASB issued ASU No, 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities, which reconciles the differences in the requirements for offsetting assets and liabilities in the presentation of financial statements prepared in accordance with U.S. GAAP and financial statements prepared in accordance with International Financial Reporting Standards (IFRS) that made comparability of those statements difficult.  The objective of ASU No. 2011-11 is to facilitate comparison between those financial statements, specifically within the scope instruments and transaction eligible for offset in the form of derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements.  This update is effective for annual reporting periods beginning on or after January 1, 2013 and interim periods within that fiscal year. The adoption of ASC No. 2011-11 is not expected to have a material impact on the Company’s financial statements as the Company does not currently enter into any right of offset arrangements.

Index

Image Entertainment, Inc.
Notes To Consolidated Financial Statements
(Unaudited)

In December 2011, the FASB issued ASU No. 2011- 12, Comprehensive Income – Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, which defers changes in ASC No. 2011-05 that relate to the presentation of reclassification adjustments. ASU No. 2011-12 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  The adoption of ASU No. 2011-12 is not expected to have a material impact on the Company’s financial statements.

Note 3.	Accounting for Stock-Based Compensation.

As of December 31, 2011, we had four equity compensation plans: the 2011 Equity Incentive Plan (2011 Plan), the 2010 Equity Incentive Award Plan (2010 Plan), the 2008 Stock Awards and Incentive Plan (2008 Plan) and the 2004 Incentive Compensation Plan (2004 Plan, and together with the 2011 Plan, the 2010 Plan and the 2008 Plan, the Plans).  The 2011 Plan provides for stock options, stock appreciation rights, stock awards, restricted stock awards and stock units, performance shares and performance units conditioned upon meeting performance criteria, and other stock or cash-based awards.  The 2010 Plan provides for stock options, stock appreciation rights, restricted stock awards and restricted stock units, dividend equivalents, stock payment awards and other stock or cash-based awards that may be payable upon attainment of pre-established performance goals.  The 2008 Plan provides for equity awards, including stock options, stock appreciation rights, restricted stock awards, performance awards, phantom stock awards, or stock units.  The 2004 Plan provides for equity awards, including stock options and restricted stock units.

On November 19, 2010, three types of options were granted (Types A, B and C) from the 2010 Plan.  Type A options have time based vesting as follows: 25% vested on January 8, 2011 and 6.25% vests each three-month period thereafter (vesting round up to nearest whole share).  Type A options will be 100% vested on January 8, 2014.  Type B options have market conditions as well as performance conditions as follows: 100% vested upon the earlier of (i) the date the stock's fair market value equals or exceeds $0.0733 for any 20 out of 30 consecutive trading days on or after January 8, 2012, (ii) a change in control in which the Company’s Common Stock's equity value equals or exceeds $0.0733 per share, or (iii) January 8, 2019.  Type C options have market conditions as well as performance conditions as follows: 100% vested upon the earlier of (i) the date the Company’s Common Stock's fair market value equals or exceeds $0.19 for any 20 out of 30 consecutive trading days on or after January 8, 2013 (ii) a change in control in which the stock's equity value equals or exceeds $0.19 per share, or (iii) January 8, 2019.

At December 31, 2011, there were approximately 19,200,000 shares available for future grants under the 2011 Plan, nine shares available for future grants under the 2010 Plan, 622,500 shares available for future grants under the 2008 Plan and 845,930 shares available for future grants under the 2004 Plan.

We measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the grant date for all awards granted in accordance with ASC Topic 718, Compensation – Stock Compensation.

Stock Options

There were no options granted during the nine months ended December 31, 2011.

Index

Image Entertainment, Inc.
Notes To Consolidated Financial Statements
(Unaudited)

Option activity for the Plans for the nine months ended December 31, 2011 is summarized as follows:

(In thousands, except share prices)	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at April 1, 2011	13,037	$0.252	9.559
Granted	—	—	—
Exercised	—	—	—
Canceled	(80)	1.791	6.192
Options outstanding at December 31, 2011	12,957	$0.237	8.824	$—
Options exercisable at December 31, 2011	2,332	$0.406	8.507	$—

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on our closing stock price of $0.06 as of December 30, 2011, the last trading day of the quarter, which theoretically could have been received by the option holders had all option holders exercised their options as of that date.  There were no options exercised, and thus no aggregate intrinsic value of options exercised or cash received, during the three and nine months ended December 31, 2011 and 2010.  There were no in-the-money options exercisable as of December 31, 2011 and 2010.

There was no excess tax benefit recorded for the tax deductions related to stock options during the three and nine months ended December 31, 2011 and 2010.

As of December 31, 2011, there were 10,625,000 unvested stock options.

Restricted Stock Awards

On December 6, 2011, an aggregate of 800,000 shares of restricted stock awards were granted to two independent directors.  The restricted shares were issued on the date of grant, but will not be transferrable until their restrictions are removed.  We measured the fair value of the restricted stock on the date of grant based on the closing market price of our common stock on that day.  We amortize this value to stock-based compensation expense table over the vesting period.  We have assumed that all of the restricted stock will ultimately vest, and therefore we have not incorporated a forfeiture rate for purposes of determining the stock-based compensation expense; however the restricted stock may be subject to forfeiture if the director terminates his or her service during the vesting period.

Restricted stock award activity under the Plans for the nine months ended December 31, 2011 is presented below:

Restricted Stock Awards	Shares (000)	Weighted-Average Exercise Price

Outstanding at April 1, 2011	25,990	$0.151
Granted	800	0.050
Exercised	—	—
Forfeited or Expired	—	—
Outstanding at December 31, 2011	26,790	$0.148

Vested at December 31, 2011	9,250	$0.151

As of December 31, 2011, there were approximately 17,540,000 unvested restricted stock awards.

Stock-Based Compensation Valuation and Expense Information

The fair value of each option award is estimated on the date of grant using a closed-form option valuation model (Black-Scholes) based on the assumptions noted in the following table. Expected volatilities are based on implied volatilities from traded options on our stock, historical volatility of our stock and other factors. The expected term of options granted represents the period of time that options granted are expected to be outstanding.  There were no options granted during the nine months ended December 31, 2011 and 2010, therefore no inputs were used to value options.

Index

Image Entertainment, Inc.
Notes To Consolidated Financial Statements
(Unaudited)

Compensation expense relating to stock options and restricted stock awards for the three and nine months ended December 31, 2011 was $336,000 and $1,028,000, respectively, and for both the three and nine months ended December 31, 2010 was $219,000.  Remaining unamortized compensation expense related to stock options and restricted stock awards at December 31, 2011 was $3.4 million.

Note 4.	Inventories.

Inventories at December 31, 2011, and March 31, 2011, are summarized as follows:

(In thousands)	December 31, 2011	March 31, 2011
Discs	$9,048	$8,931
Other (principally disc packaging components)	3,194	2,588
	12,242	11,519
Production costs, net	2,366	3,243
	14,608	14,762
Less current portion of inventories	14,027	13,709
Noncurrent inventories, principally non-recoupable production costs	$581	$1,053

Inventories consist primarily of finished discs (i.e., DVDs and Blu-ray discs) for sale and are stated at the lower of average cost or market.

Production costs consist of capitalized costs to produce licensed programming for domestic and international distribution and include the costs of film and tape conversion to the optical disc format, menu and packaging design, authoring, compression and mastering.  Non-recoupable production costs are reflected net of accumulated amortization of $10,779,000 and $12,564,000 at December 31, 2011 and March 31, 2011, respectively.

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

Index

Image Entertainment, Inc.
Notes To Consolidated Financial Statements
(Unaudited)

The PNC Credit Facility provides for certain loan covenants, including financial covenants providing for a minimum senior fixed charge coverage ratio of not less than 1.20 to 1.00 and a minimum fixed charge coverage ratio of not less than 1.10 to 1.00 (i.e., consolidated earnings before interest, taxes, depreciation and amortization, as defined in the Loan Agreement (or EBITDA) (minus unfinanced capital expenditures and income taxes) to consolidated total debt (plus certain management fees, and, in the case of the fixed charge coverage ratio, certain dividend payments) over a rolling prior four fiscal quarter period), and limitations on our ability with regard to the incurrence of debt, the disposition and preservation of collateralized assets, transactions with affiliates (other than payment of certain management fees), the existence of liens, capital expenditures, stock repurchases and dividends, investments, amendments of certain business arrangements with Sony Pictures Home Entertainment (or SPHE) and Sony DADC (collectively Sony parties) and of the IMHE management agreement and mergers, dispositions and acquisitions (with certain limited exceptions for the purchase of third-party equity interests in Image/Madacy Home Entertainment, LLC (or IMHE)).  At December 31, 2011, our EBITDA resulted in a fixed-charge coverage ratio more than the required minimum senior fixed charge coverage ratio of not less than 1.20 to 1.00 and a minimum fixed charge coverage ratio of not less than 1.10 to 1.00.  At December 31, 2011, our borrowing availability was $8.0 million ($10.6 million based upon eligible accounts receivable and inventory less the $2.6 million minimum requirement) and our borrowing rates were 5.00% (based on the alternative base rate, which is Prime Rate of 3.25% plus 1.75%) and 3.81% (based on the eurodollar rate, which is three-month LIBOR of 0.56% plus 3.25%).

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

We were in compliance with all financial and operating covenants under the Wells Credit Facility at June 23, 2011 and are in compliance with all financial operating covenants under our PNC Credit Facility at December 31, 2011.  However, given our current liquidity constraints, it is not possible to determine whether we will be in compliance with all financial and operating covenants in the future.

On November 2, 2011, we entered into the Second Amendment to Revolving Credit and Security Agreement with PNC.  Among other non-substantive changes, the amendment revises a financial covenant definition.  There was no change to the borrowing capacity.

At December 31, 2011 we had $8.5 million outstanding under the revolving line of credit.

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

Index

Image Entertainment, Inc.
Notes To Consolidated Financial Statements
(Unaudited)

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

Since the mandatory redemption is time certain and is not triggered by liquidation or termination of IMHE, the IMHE Noncontrolling Interest of $2,524,000 at December 31, 2011 and $2,603,000 at March 31, 2011 is recorded as a liability at its fair value.  The net change in the fair value of the IMHE Noncontrolling Interest liability during the nine months ended December 31, 2011 was $79,000 and is included as a component of interest expense in the consolidated statement of operations.

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

As the $2.5 million recoupable advance is non-interest bearing, we imputed and recorded a debt discount of $218,000 based upon a three-year loan interest rate of 5.5%.  Amortization of the debt discount was a noncash interest expense and totaled $42,000 and $149,000 for the three and nine months ended December 31, 2011, respectively.  The deferred manufacturing credit was classified in long-term debt, net of current portion, after manufacturing commenced in October 2010.  We amortized the deferred manufacturing credit as a reduction to inventory purchase cost based upon actual discs manufactured by SPHE.  Amortization of the deferred manufacturing credit, included as a component of cost of sales, totaled $73,000 and $178,000 for the three and nine months ended December 31, 2011, respectively.

Index

Image Entertainment, Inc.
Notes To Consolidated Financial Statements
(Unaudited)

Effective August 31, 2010, we entered into an amendment to the Replication Services Agreement and Security Agreement between Sony DADC US Inc. (Sony DADC) and Madacy Entertainment LP, which included execution of the Guarantee Agreement dated August 31, 2010 by Image in favor of Sony DADC, guarantying all of the obligations of IMHE to Sony DADC pursuant to the Replication Services Agreement and Security Agreement.  The obligations under the Replication Services Agreement include, without limitation, the repayment of a $2 million advance to Sony DADC pursuant to the terms and conditions of such agreement.  The $2 million advance is to be repaid at $0.10 per IMHE disc manufactured until the advance is repaid.  As the obligation is non-interest bearing, we have imputed and recorded a debt discount of $174,000 to the $2 million advance based upon a three-year loan interest rate of 5.5%.  Amortization of the debt discount was a noncash interest expense and totaled $20,000 and $61,000 for the three and nine months ended December 31, 2011, respectively.

In connection with the purchase of the home video division from Madacy Entertainment, Madacy’s distribution agreement with MMS-Millennium Media Services was assigned to IMHE for distribution of the IMHE products.

Long-term debt at December 31, 2011, and March 31, 2011, consisted of the following:

(In thousands)	December 31, 2011	March 31, 2011
Subordinated manufacturing advance obligation, less debt discount of $59	$1,120	$3,238
Current portion of long-term debt, less debt discount of $51	623	1,795
Long-term debt less current portion, less debt discount	$497	$1,443

Note 8.	Stock Warrant and Purchase Rights Liability.

We currently do not use hedging contracts to manage the risk of our overall exposure to interest rate and foreign currency changes. The derivative liabilities described below are not hedging instruments

Stock Warrant

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

Index

Image Entertainment, Inc.
Notes To Consolidated Financial Statements
(Unaudited)

Purchase Rights

In connection with the January 8, 2010 sale of preferred stock to JH Partners (or Transaction Date), purchase rights (or Purchase Rights) were granted to purchase an additional 7,400 shares of Series B Preferred and 66,163.4 shares of Series C Junior Participating Preferred Stock (or Series C Preferred) for an aggregate purchase price of $7.4 million divided in two equal tranches, exercisable by 120 days or May 8, 2010 and 360 days or January 3, 2011. These Purchase Rights were classified as liabilities due to the existence of events outside of the Company’s control that gave rise to the possibility for ultimate settlement by a transfer of assets or cash and were recorded as a component of long-term liabilities at December 31, 2010.  We performed a valuation to determine the fair value of the Series B Preferred and Series C Preferred price per share and exercise price at December 31, 2010 using an option pricing model.  During the nine months ended December 31, 2010, one tranche of the Purchase Rights expired with respect to 3,700 shares of Series B Preferred and 33,081.7 shares of Series C Preferred.  At December 31, 2010, the remaining fair value of one tranche of Purchase Rights was $18,000.  None of the purchase rights were exercised prior to expiration; therefore at March 31, 2011 there was no remaining fair value of the Purchase Rights thus no Black-Scholes option pricing model inputs used.

The fair value of the Purchase Rights liability at December 31, 2010 was determined by using the Black-Scholes option pricing model based on the following inputs:

December 31, 2010

Series B Preferred price per share	$364.54
Series C Preferred price per share	$71.07
Series B Preferred exercise price per share	$287.58
Series C Preferred exercise price per share	$61.75
Risk-free interest rate	0.07%
Expected term (in years)	0.01 years
Expected volatility for purchase rights	135.8%
Expected dividend yield	0%-12%

In accordance with ASC 820, “Fair Value Measurements and Disclosures,” the fair value of the stock warrant and purchase rights were adjusted to their fair value at the end of each reporting period, with liability increases and decreases recorded as other income or expense during the reporting period.  The fair value of the stock warrant was estimated by using the Black-Scholes pricing model, in which the inputs are consistently applied and reflected the contractual terms of the warrant, including the period to maturity, and market-based parameters such as interest rates, and volatility.  This model does not contain a high level of subjectivity as the valuation techniques used do not require significant judgment, and inputs thereto are readily observable from actively quoted markets.  The fair values of the purchase rights were estimated by using pricing models, in which some of the inputs to those models are based on readily observable market parameters and some inputs require valuation techniques using subjectivity and judgment.

At March 31, 2011, the remaining stock warrant value was recorded on the balance sheet.  Included in the table below is the change in fair value recorded for the stock warrant and purchase rights as a component of other income during the nine months ended December 31, 2010.  As the stock warrant expired on August 30, 2011, the valuation of the stock warrant at December 31, 2011 resulted in no remaining value.

(In thousands)	Stock Warrant and Purchase Rights Liabilities
Balance, March 31, 2010	$2,442
Change in fair value	(2,177)
Balance, December 31, 2010	$265

Balance, March 31, 2011	$72
Change in fair value	(72)
Balance, December 31, 2011	$—

Index

Image Entertainment, Inc.
Notes To Consolidated Financial Statements
(Unaudited)

In accordance with ASC 820, the following table represents our fair value hierarchy for our financial liabilities measured at fair value on a recurring basis as of December 31, 2011 and March 31, 2011. There were no financial assets subject to the provisions of ASC 820 as of December 31, 2011 and March 31, 2011.

(In thousands)	Level 1	Level 2	Level 3	Total
Derivative liabilities:
Stock warrant as of December 31, 2011	$—	$—	$—	$—
Stock warrant as of March 31, 2011	$—	$72	$—	$72

The stock warrant was classified as Level 2 as the Black-Scholes model was used to determine the fair value and the related inputs are consistent with Level 2.

During the three and nine months ended December 31, 2011 and 2010, other income related to the fluctuation in the fair value of the warrant was recorded as non-operating income included as a component of other income in the accompanying consolidated statements of operations.

Note 9.	Net Income (Loss) per Share Data.

The following presents a reconciliation of the numerators and denominators used in computing basic and diluted net income (loss) per share for the three and nine months ended December 31, 2011 and 2010:

	Three months ended December 31,		Nine months ended December 31,
(In thousands, except per share data)	2011	2010	2011	2010

Net income (loss) – basic and diluted numerator	$1,602	$2,192	$(1,323)	$1,320
Less: Dividend on Series B preferred stock	839	804	2,418	2,240
Net income (loss) applicable to common shareholders	$763	$1,388	$(3,741)	$(920)
Weighted average common shares outstanding – basic and diluted denominator	255,822	135,414	255,675	62,587
Net income (loss) per share – basic and diluted	$0.00	$0.01	$(0.01)	$(0.01)

Outstanding common stock options not included in the computation of diluted net income (loss) per share for the three and nine months ended December 31, 2011 totaled 12,957,000.  Outstanding common stock options and warrants not included in the computation of diluted net income (loss) per share for the three and nine months ended December 31, 2010 totaled 21,076,000.  They were excluded as their effect would be antidilutive.

Note 10.	Other (Expense) Income.

Other Expense (Income)

Other expense of $41,000 for the three months ended December 31, 2011 included:
•	$41,000 in expense resulting from the noncontrolling interest charge.

Other income of $1,289,000, net for the three months ended December 31, 2010 included:
•	$1,289,000 in noncash income resulting from the change in fair value of a warrant and purchase rights.

Other expense, net, of $176,000 for the nine months ended December 31, 2011 included:
•	$248,000 in expense resulting from the noncontrolling interest charge; and
•	$72,000 in noncash income resulting from the change in fair value of a warrant.

Other income of $2,195,000 for the nine months ended December 31, 2010 included:
•	$2,177,000 in noncash income resulting from the change in fair value of a warrant and purchase rights.

Index

Image Entertainment, Inc.
Notes To Consolidated Financial Statements
(Unaudited)

Interest Expense

Interest expense, comprised of noncash amortization of debt discount, noncash amortization of deferred financing costs, change in fair value of noncontrolling interest and cash interest expense, net of interest income, was $293,000 and $809,000 for the three and nine months ended December 31, 2011, respectively, compared to $315,000 and $621,000 for the three and nine months ended December 31, 2010, respectively.  Net noncash charges to interest expense, representing amortization of the manufacturing advance debt discount and deferred financing costs, for the three and nine months ended December 31, 2011, totaled $92,000 and $545,000, respectively, compared to $51,000 and $210,000 for the three and nine months ended December 31, 2010, respectively.

Note 11.	Preferred Stock.

The Series B Preferred and, prior to conversion, Series C Preferred were classified as mezzanine equity.  The Series B Preferred continues to be classified as mezzanine equity due to the clause in the Certificate of Designation, which provides that upon a merger or other reorganization events, as defined, the Series B Preferred must be cash settled, thereby causing the redemption to be outside of the Company’s control.  The Series C Preferred was classified as mezzanine equity, prior to conversion, due to certain obligations under a related registration rights agreement, which would not be in the Company’s control.

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

Transaction with JH Partners, LLC and Affiliates

On December 21, 2009, we entered into a Securities Purchase Agreement, as amended, (the SPA) with JH Partners, LLC, as the investor representative (or Investor Representative), and JH Partners Evergreen Fund, L.P. (or JH Evergreen), JH Investment Partners III, L.P. (or JH Investment III) and JH Investment Partners GP Fund III, LLC (or JH Investment GP Fund and together with JH Evergreen and JH Investment III, the Investors).   Pursuant to the SPA, on January 8, 2010, we sold 22,000 shares of a newly authorized series of our capital stock entitled Series B Cumulative Preferred Stock, par value $0.0001 per share (or Series B Preferred), and 196,702 shares of a newly authorized series of our capital stock entitled Series C Junior Participating Preferred Stock, par value $0.0001 per share (or Series C Preferred and together with the Series B Preferred, the Preferred Shares), for an aggregate purchase price of $22.0 million.  In connection with our sale to the Investors of the Preferred Shares, the Investors acquired control of Image.  After subsequent transactions involving our capital stock, the Investors beneficially owned approximately 69% of our outstanding voting securities as of December 31, 2011.

Pursuant to the SPA, we are required to pay the Investor Representative or its designee a management fee of $300,000 on each of December 31, 2010 and December 31, 2011.  As of December 31, 2011 and March 31, 2011, $600,000 and $375,000, respectively, was included as a component of accrued liabilities and $75,000 and $225,000 was included in general and administrative expenses for the three and nine months ended December 31, 2011 and 2010, respectively, in connection with such fee.

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

Our focus is on a diverse array of general and specialty content, including:

•	Feature films	•	Theatrical catalogue films
•	Comedy	•	Independent films
•	Music concerts	•	Foreign films
•	Urban (including stage plays)	•	Youth culture/lifestyle
•	Theatre	•	Television
•	Documentaries	•	Sports
•	Faith and Family

We also acquire exclusive rights to audio content for distribution via digital platforms and on CD spread across a variety of genres and configurations.

We strive to grow a stream of revenue by maintaining and building a library of titles that can be exploited in a variety of formats and distribution channels.  Our library of rights currently contains:

•	Approximately 3,700 exclusive titles
•	Digital rights to
o	Approximately 2,200 video programs
o	Approximately 500 audio titles containing more than 5,700 individual tracks
•	Approximately 300 CD titles

Each month, we release an average of 15-20 exclusive DVD/Blu-ray titles, most of which also include digital, broadcast and VOD rights.

We acquire exclusive distribution rights to our content across multiple entertainment formats.  We acquire our exclusive titles from a wide range of content holders and those who represent content holders, including:

Index

•	independent content suppliers;
•	producers;
•	film financiers and attorneys;
•	music artists and record labels;
•	artist management and talent agencies; and
•	foreign sales companies.

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

Third Quarter Fiscal 2012 Highlights

•
Net revenues increased 24.9% to $34,553,000, compared to net revenues of $27,669,000 for the three months ended December 31, 2010.  The increase in revenues was primarily as a result of stronger performance in both physical and digital formats.

o	Discs (DVD and Blu-ray) revenues increased 10.7% to $27.9 million, from $25.2 million.
o	Digital distribution revenues increased 286.9% to $4.3 million, from $1.1 million.
o	Broadcast revenues increased 43.7% to $1.6 million, from $1.1 million.

•
Gross profit margins were 21.7%, compared to 23.1% for the three months ended December 31, 2010, primarily as a result of lower margins realized on new release product partially offset by higher margin digital revenues and lower manufacturing costs and freight and fulfillment expenses.

•
Selling expenses approximated 5.9% of net revenues, down from 6.8% of net revenues for the three months ended December 31, 2010.  The reduction resulted from increased digital and broadcast revenues, which typically carry lower selling costs as compared to physical product sales.

•
General and administrative expenses were $3,361,000 compared to $3,193,000, for the three months ended December 31, 2010, and, as a percentage of consolidated net revenues, decreased to 9.7% from 11.5% for three months ended December 31, 2010.  The increase in absolute costs was primarily attributable to increased legal fees and higher stock-based compensation expense.

•	Income from operations was $2,080,000, compared to income from operations of $1,324,000, for the three months ended December 31, 2010.

•	Other expense was $41,000, compared to other income of $1,289,000 for the three months ended December 31, 2010, primarily as a result of the change in fair value of the warrant and purchase rights.

•
Net income applicable to common shareholders was $763,000 ($0.00 per diluted share), compared to a net income applicable to common shareholders of $1,388,000 ($0.01 per diluted share) for the three months ended December 31, 2010.

The highlights above are intended to identify some of our more significant events and transactions during the quarter ended December 31, 2011.  However, these highlights are not intended to be a full discussion of our results for the quarter.  These highlights should be read in conjunction with the following discussion of “Results of Operations” and “Liquidity and Capital Resources” and with our consolidated financial statements and notes thereto accompanying this Quarterly Report.

Index

Results of Operations

Our consolidated financial information for the three and nine months ended December 31, 2011, should be read in conjunction with our consolidated financial statements and the notes thereto and the section entitled “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K filed on June 29, 2011, as amended on July 29, 2011.

We have one reporting segment, our Worldwide Entertainment business, which consists of the acquisition, content enhancement and worldwide distribution of exclusive content in various formats, including DVD, Blu-ray, digital, broadcast, including cable and satellite, video-on-demand, streaming video, downloading and sublicensing.

Net Revenues

Net Revenues.  Our consolidated net revenues increased 24.9% to $34,553,000, compared to $27,669,000 for the three months ended December 31, 2010, primarily as a result of a stronger new release slate, increased activity with Walmart and Best Buy and higher Criterion catalogue shipments.  In addition, digital and broadcast revenues significantly outpaced the comparable quarter twelve months ago, as a result of high profile titles and strong catalog product licensed to Netflix, Amazon and prominent cable providers.  Our consolidated net revenues increased 23.6% to $78,225,000, compared to $63,301,000 for the nine months ended December 31, 2010, primarily as a result of strong new releases, including two high-profile new releases in the first fiscal quarter during the nine months ended December 31, 2011 as well as the impact of selling directly to both Walmart and Best Buy.  Net revenues from Walmart increased four-fold and Best Buy two-fold compared to the same quarter of the prior year.  Digital net revenues from Netflix increased seven-fold compared to the same quarter of the prior year primarily due to several sales programs.

Net Revenue by Format:

	Three Months Ended December 31,			Nine Months Ended December 31,
	2011	2010	% Change	2011	2010	% Change
	(in thousands)			(in thousands)
Discs (DVD & Blu-ray)	$27,917	$25,228	10.7%	$62,735	$54,514	15.1%
Digital	4,302	1,112	286.9	8,484	3,634	133.5
Broadcast	1,605	1,117	43.7	5,550	3,753	47.9
Other	729	212	243.9	1,456	1,400	4.0
Total Net Revenues	$34,553	$27,669	24.9%	$78,225	$63,301	23.6%

As a percentage of net revenues:
Discs (DVD & Blu-ray)	80.8%	91.2%		80.2%	86.1%
Digital	12.5	4.0		10.8	5.8
Broadcast	4.6	4.0		7.1	5.9
Other	2.1	0.8		1.9	2.2
	100.0%	100.0%		100.0%	100.0%

Index

Our best selling new releases for the three months ended December 31, 2011 as compared to the three months ended December 31, 2010 were:

December 2011 Quarter	December 2010 Quarter

A Little Help (starring Jenna Fischer, Chris O’Donnell,)
Island of Lost Souls (Criterion)
Chillerama
Twelve Angry Men (Criterion)
Rushmore (Criterion)
Dear Santa
The River Why
Alleged
Blue (Criterion)
Red (Criterion)
White (Criterion)
Kuroneko (Criterion)
Freerunner
Identification of a Woman
Ghost Hunters – Volume 1
The Perfect Gift

16 Wishes (starring Debby Ryan, Jean-Luc Bilodeau)
Night of the Hunter (Criterion)
Paths of Glory (Criterion)
House (Criterion)
Antichrist (Criterion)
Modern Times (Criterion)
Sondheim: The Birthday Concert
Darjeeling Limited (Criterion)
Cronos (Criterion)
Tapout: The Complete Series (MMA)
The Magician (Criterion)

Our best selling new releases for the nine months ended December 31, 2011 as compared to the nine months ended December 31, 2010 were:

Nine Months Ended December 31, 2011	Nine Months December 31, 2010

The Way Back (starring Ed Harris, Jim Sturgess, Saoirse Ronan, Colin Farrell)
The Perfect Game (starring Clifton Collins Jr., Cheech Marin)
Passion Play (starring Mickey Rourke, Bill Murray, Megan Fox)
A Little Help (starring Jenna Fischer, Chris O’Donnell,)
Blow Out (Criterion)
Island of Lost Souls (Criterion)
Carlos (Criterion)
The Reef
The Great Dictator (Criterion)
The Killing (Criterion)
Kiss Me Deadly (Criterion)
Chillerama
The Kennedys
Ghost Hunters – Season 6: Volume 1
35 and Ticking
Born To Ride
Hellraiser
2011 NBA Champions: Dallas Mavericks
Twelve Angry Men (Criterion)
Dear Santa
Legends of Flight (IMAX)

Thriller: The Complete Series (hosted by Boris Karloff)
$5 A Day (starring Christopher Walken, Sharon Stone, Amanda Peet)
16 Wishes (starring Debby Ryan, Jean-Luc Bilodeau)
America Lost and Found: The BBS Story
Stagecoach (Criterion)
Fallen (starring Paul Wesley, Tom Skerritt, Bryan Cranston)
Don McKay (starring Thomas Haden Church, Elisabeth Shue)
The Night of the Hunter
Disgrace (starring John Malkovich)
That Evening Sun
Paths of Glory
House (Criterion)

Index

Cost of Sales

Our consolidated cost of sales for the three and nine months ended December 31, 2011 were $27,069,000 and $60,753,000, or 78.3% and 77.7% of net revenues, respectively, compared to $21,283,000 and $49,138,000, or 76.9% and 77.6% of net revenues, for the three and nine months ended December 31, 2010, respectively.  The fluctuation in consolidated cost of sales as a percentage of consolidated net revenue between the two respective periods is discussed in Gross Profit Margins below.

Gross Profit Margins

Our consolidated gross profit margins for the three and nine months ended December 31, 2011 were $7,484,000 and $17,472,000, or 21.7% and 22.3% of net revenues, respectively, compared to $6,386,000 and $14,163,000, or 23.1% and 22.4%, for the three and nine months ended December 31, 2010, respectively, primarily as a result of lower margins realized on new release product partially offset by higher margin digital revenues, and lower manufacturing costs.

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

A reconciliation of the factors contributing to the decrease in gross profit margin percentage for the three months ended December 31, 2011 of 21.7%, from the three months ended December 31, 2010 of 23.1% follows:

1.2%	Lower manufacturing and production costs
1.1	Lower freight and fulfillment expenses
0.5	Lower pricing discounts and market development funds provided to customers
(4.2)	Changes in product and format mix
(1.4)%	Decrease in gross profit margin

A reconciliation of the factors contributing to the decrease in gross margin percentage for the nine months ended December 31, 2011 of 22.3%, from the nine months ended December 31, 2010 of 22.4% follows:

1.7%	Lower pricing discounts and market development funds provided to customers
1.0	Lower manufacturing and production costs
(1.2)	Higher freight and fulfillment expenses
(1.5)	Changes in product and format mix
(0.1)%	Decrease in gross profit margin

Selling Expenses

Selling expenses for the three months ended December 31, 2011 were $2,043,000 compared to $1,869,000 for the three months ended December 31, 2010 and, as a percentage of consolidated net revenues, decreased to 5.9% from 6.8% for the three months ended December 31, 2010.  The increase in digital and broadcast revenues, which typically carry lower selling costs as compared to physical product sales, primarily accounts for the lower percentage of selling costs to overall revenues.

Selling expenses for the nine months ended December 31, 2011 were $6,323,000 compared to $4,618,000 for nine months ended December 31, 2010 and, as a percentage of consolidated net revenues, increased to 8.1% from 7.3% for the nine months ended December 31, 2010.  This increase was primarily due to higher advertising expenses related to the two high-profile new releases during the first fiscal quarter during the nine months ended December 31, 2011.

Index

General and Administrative Expenses

General and administrative expenses for the three months ended December 31, 2011 were $3,361,000 compared to $3,193,000 for the three months ended December 31, 2010 and, as a percentage of consolidated net revenues, decreased to 9.7% from 11.5% for the three months ended December 31, 2010, primarily due to higher stock-based compensation expense.

More specifically, the increase in absolute dollars in general and administrative expenses was primarily due to the following:

•	lower recovery on reserved receivables by $201,000;
•	higher stock-based compensation expense by $108,000; and
•	higher legal and consulting costs by $185,000.

Partly offsetting the above expense increases were:

•	lower salaries by $116,000; and
•	lower depreciation costs by $69,000.

General and administrative expenses for the nine months ended December 31, 2011 were $11,319,000 compared to $9,662,000 for the nine months ended December 31, 2010 and, as a percentage of consolidated net revenues, decreased to 14.5% from 15.3% for the nine months ended December 31, 2010 primarily due to higher legal fees associated with potential content acquisitions and higher stock-based compensation expense.

More specifically, the increase in absolute dollars in general and administrative expenses was primarily due to the following:

•	higher stock-based compensation expense by $756,000;
•	higher legal fees by $739,000;
•	higher amortization of intangibles by $275,000;
•	higher external management fees by $167,000; and
•	higher salaries and severance costs by $110,000.

Partly offsetting the above expense increases were:

•	lower depreciation costs by $240,000; and
•	lower technical support costs by $100,000.

Other Expense (Income)

Other expense of $41,000 for the three months ended December 31, 2011 included:
•	$41,000 in expense resulting from the noncontrolling interest charge.

Other income of $1,289,000, net for the three months ended December 31, 2010 included:

•	$1,289,000 in noncash income resulting from the change in fair value of a warrant and purchase rights.

Other expense of $176,000 for the nine months ended December 31, 2011 included:
•	$248,000 in expense resulting from the noncontrolling interest charge; and
•	$72,000 in noncash income resulting from the change in fair value of a warrant.

Other income of $2,195,000 for the nine months ended December 31, 2010 included:
•	$2,177,000 in noncash income resulting from the change in fair value of a warrant and purchase rights.

Index

Interest Expense, Net

Interest expense, net of interest income, for the three and nine months ended December 31, 2011, were $293,000 and $809,000, respectively, and $315,000 and $621,000 for the three and nine months ended December 31, 2010, respectively, as described in the table below.  Net noncash charges to interest expense, representing amortization of the manufacturing advance debt discount and deferred financing costs, for the three and nine months ended December 31, 2011, totaled $92,000 and $545,000, respectively, compared to $51,000 and $210,000 for the three and nine months ended December 31, 2010, respectively.

	Three Months Ended December 31,			Nine Months Ended December 31,
	2011	2010	% Change	2011	2010	% Change
	(in thousands)			(in thousands)
Noncash amortization of debt discount	$62	$59	5.1%	$210	$59	255.9%
Noncash amortization of deferred financing costs	30	(8)	475.0	335	151	121.9
Change in fair value of noncontrolling interest	53	151	(64.9)	(79)	125	(163.2)
Cash interest expense, net of interest income	148	113	31.0	343	286	19.9
Interest expense, net	$293	$315	(7.0)%	$809	$621	30.3%

As a percentage of net revenues	0.8%	1.1%	(0.3)%	1.0%	1.0%	(0.0)%

Income Taxes

We recorded federal and state tax expense of approximately $144,000 and $168,000 for the three and nine months ended December 31, 2011, using a negative estimated effective tax rate of (5.87)%.  The tax rate is lower than statutory rates due to the utilization of net operating loss carryforwards.  We recorded federal and state tax expense of $106,000 and $137,000 for the three and nine months ended December 31, 2010.

Liquidity and Capital Resources

Liquidity

At December 31, 2011, we had a working capital deficit of $5.3 million compared to a working capital deficit of $3.4 million at March 31, 2011.

Our working capital has historically been generated from the following sources:

•	operating cash flows;
•	availability under our revolving line of credit;
•	private placement of debt and equity instruments;
•	advances from our disc manufacturer; and
•	trade credit.

The more significant factors affecting cash provided by operating activities during the nine months ended December 31, 2011 were:

•	decreased accounts receivable of $3.5 million.

The more significant factors affecting cash used in operating activities during the nine months ended December 31, 2011 were:

•	increased royalties and distribution fee advances paid for exclusive content of $3.7 million;
•	increased production cost expenditures of $2.6 million; and
•	increased inventories of $1.5 million.

Capital Resources

Cash.  As of December 31, 2011, we had cash of $304,000, as compared to $333,000 as of March 31, 2011.

Index

Borrowing Availability.  At December 31, 2011, our borrowing availability was $8.0 million ($10.6 million based upon eligible accounts receivable less the $2.6 million minimum requirement).

Revolving Credit Facility.  During a portion of the nine months ended December 31, 2011 (until June 23, 2011), we had a revolving credit facility with Wells Fargo that provided us with a revolving credit facility of up to $15 million (reduced from $20 million on February 1, 2011) (Wells Credit Facility), and since June 23, 2011, we have had access to our PNC Credit Facility. Actual borrowing availability under the Wells Credit Facility was based upon our level of eligible accounts receivable and eligible inventories.  The term of our Wells Credit Facility would have matured on July 31, 2011; however, on June 23, 2011, we entered into our three-year PNC Credit Facility and repaid and terminated our Wells Credit Facility.  The PNC Credit Facility provides for up to a $17.5 million revolving line of credit commitment including a letter of credit subfacility with a s $1.5 million sublimit.  Advances under the PNC Credit Facility generally are limited to the total of: (i) 85% of eligible accounts receivable; (ii) 60% of eligible inventory (with an inventory sublimit of 25% of the borrowing base); and (iii) the lesser of $3 million or the amount of certain letters of credit provided by one or more affiliates of JH Partners, LLC (or JH Parties).  Reserves against the borrowing base and eligibility determinations generally are made at PNC’s discretion.  In addition, the amount of outstanding credit under the PNC Credit Facility is capped at $5 million during a 30-day clean-up period annually between January 1 and April 30, with such period to commence each year on a date we select.

We were in compliance with all financial and operating covenants under the Wells Credit Facility at June 23, 2011 and are in compliance with all financial operating covenants under our PNC Credit Facility at December 31, 2011.  However, given our current liquidity constraints, it is not possible to determine whether we will be in compliance with all financial and operating covenants in the future.

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

While our balance sheet has improved over the past 12 months, our cash requirements for content acquisition continue to exceed the level of cash generated by day-to-day operations.  During the nine months ended December 31, 2011, we invested in many high-profile titles which have either been recently released or are scheduled for release in the coming fiscal quarters.  Notable titles where monies have been advanced with releases scheduled subsequent to December 31, 2011, include, among others, The Double (starring Richard Gere and Topher Grace), Beneath the Darkness (starring Dennis Quaid), What My Husband Doesn’t Know (a David E. Talbert production), Division III (starring Andy Dick), Radio Rebel (starring Debby Ryan), and Betty White: Champion for Animals.  At December 31, 2011, we had a working capital deficit of $5.3 million, compared to a working capital deficit of $3.4 million at March 31, 2011.  At December 31, 2011, we had an accumulated deficit of $59.5 million, compared to an accumulated deficit of $55.7 million at March 31, 2011.  We may need to raise additional funds to acquire the rights to content we find desirable, particularly with respect to our competition for home entertainment rights to feature films.  Therefore, maximizing available working capital is critical to our business operations.  On June 23, 2011, we obtained a three-year revolving credit line for up to $17.5 million.  See “Note 5. Revolving Credit Facility” above.  Our ability to borrow against collateralized assets such as receivables and inventory is more favorable compared to our previous revolving credit line.

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

Our results of operations and financial condition are subject to numerous risks and uncertainties described in our Annual Report on Form 10-K filed on June 29, 2011, as amended on July 29, 2011.  You should carefully consider these risk factors in conjunction with the other information contained in this Quarterly Report.  Should any of these risks materialize, our business, financial condition and future prospects could be negatively impacted.  As of December 31, 2011, there have been no material changes to the risk factors set forth in the above-referenced Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Index

Item 6.	Exhibits.

10.1
Second Amendment to Revolving Credit and Security Agreement dated November 2, 2011, between PNC Bank National Association, Image Entertainment, Inc. and Image/Madacy Home Entertainment, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed November 14, 2011 (file no. 000-11071).

10.2*	Form of 2011 Equity Incentive Plan Restricted Stock Award Grant Notice and Restricted Stock Award Agreement.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1*	Section 1350 Certification of Chief Executive Officer.

32.2*	Section 1350 Certification of Chief Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

___________
*	Filed herewith.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMAGE ENTERTAINMENT, INC.

Date: February 14, 2012	By:	/S/ THEODORE S. GREEN
Theodore S. Green
Chief Executive Officer and Chairman of the Board
(Authorized Officer and Principal Executive Officer)

Date: February 14, 2012	By:	/S/ JOHN P. AVAGLIANO
John P. Avagliano
Chief Operating Officer and Chief Financial Officer
(Authorized Officer and Principal Financial Officer)

Index

EXHIBIT INDEX

10.1
Second Amendment to Revolving Credit and Security Agreement dated November 2, 2011, between PNC Bank National Association, Image Entertainment, Inc. and Image/Madacy Home Entertainment, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed November 14, 2011 (file no. 000-11071).

10.2*	Form of 2011 Equity Incentive Plan Restricted Stock Award Grant Notice and Restricted Stock Award Agreement.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1*	Section 1350 Certification of Chief Executive Officer.

32.2*	Section 1350 Certification of Chief Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

___________
*	Filed herewith.