Form 10-K
period 2012-03-31
IMAGE ENTERTAINMENT INC
filed 2012-06-14
CIK 216324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the Fiscal Year Ended March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the Transition Period from…………To…………

Commission File Number 000-11071

IMAGE ENTERTAINMENT, INC.
(Exact name of registrant as specified in its charter)

Delaware	84-0685613
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification Number)

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐ NO ☑

The aggregate market value of the common stock held by non-affiliates of the registrant, based upon the closing price of $0.11 for shares of the registrant’s common stock on September 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter as reported by the over-the-counter market on the OTCQB marketplace, was approximately $3,982,210.  In calculating such aggregate market value, shares of common stock owned of record or beneficially by officers, directors and persons known to the registrant to own more than five percent of the registrant’s voting securities (other than such persons of whom the registrant became aware only through the filing of a Schedule 13G filed with the Securities and Exchange Commission) were excluded because such persons may be deemed to be affiliates.

The number of shares outstanding of the registrant’s common stock as of June 1, 2012:  256,402,133

DOCUMENTS INCORPORATED BY REFERENCE

None.

IMAGE ENTERTAINMENT, INC.
Form 10-K Annual Report
For The Fiscal Year Ended March 31, 2012

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the fiscal year ended March 31, 2012 (or Annual Report) includes forward-looking statements that involve risks and uncertainties within the meaning of the Private Securities Litigation Reform Act of 1995.  Other than statements of historical fact, all statements made in this Annual Report are forward-looking, including, but not limited to, statements regarding industry prospects, future results of operations or financial position, and statements of our intent, belief and current expectations about our strategic direction, prospective and future results and condition.  In some cases, forward-looking statements may be identified by words such as “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” “future,” “intend,” “project” or similar words.  Forward-looking statements involve risks and uncertainties that are inherently difficult to predict, which could cause actual outcomes and results to differ materially from our expectations, forecasts and assumptions.  Unless otherwise required by law, we undertake no obligation to release publicly any updates or revisions to any such forward-looking statements that may reflect events or circumstances occurring after the date of this Annual Report.

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

Image Entertainment, Inc.

PART I

ITEM 1.	BUSINESS

Overview

Image Entertainment, Inc. (or Image, we, us or our) was incorporated in Colorado as Key International Film Distributors, Inc. in April 1975.  In 1983, we changed our name to Image Entertainment, Inc.  We reincorporated in California in November 1989 and reincorporated again in Delaware in September 2005.  Our principal executive offices are located at 20525 Nordhoff Street, Suite 200, Chatsworth, California 91311.

We are a leading independent licensee and distributor of entertainment programming in North America.  We release our library of exclusive content on a variety of formats and platforms, including DVD, Blu-ray Disc® (or Blu-ray), digital (video-on-demand (or VOD), electronic sell-through (or EST) and streaming), broadcast television (cable or satellite, including VOD), theatrical and non-theatrical (airplanes, libraries, hotels and cruise ships) exploitation.

Our focus is on a diverse array of general and specialty content, including:

●	Feature films	●	Theatrical catalogue films
●	Comedy	●	Independent films
●	Music concerts	●	Foreign films
●	Urban (including stage plays)	●	Youth culture/lifestyle
●	Theatre/Broadway	●	Television
●	Documentaries	●	Sports
●	Faith and family	●	Fitness

We also acquire exclusive rights to audio content for distribution via digital platforms and on CD in a variety of genres and configurations.

We strive to grow revenue by maintaining and building a library of titles that can be exploited in a variety of formats and distribution channels.  Our library of exclusive rights contains approximately 4,000 titles that we are currently exploiting in the following formats:

●	Approximately 3,700 DVD/Blu-ray titles/300 CD titles
●	Digital rights to approximately:
o	2,600 video programs
o	400 audio titles containing more than 5,600 individual tracks

Each month, we release an average of 20-25 exclusive titles for distribution in a variety of formats, including DVD, Blu-ray, digital, broadcast, and VOD.

Strategy

We believe our current strategy, which we began implementing in fiscal 2010, continues to allow us to be more flexible and act upon opportunities at a more rapid pace.

The main components of our current strategy include:

●	Pursuing Exclusive Content Acquisition: Image has refocused its content acquisition efforts by focusing on:

o	Cast-driven feature films, which may result in fewer new titles, but have potentially higher consumer recognition and revenue on each release.

o	Well-known, talent-driven music and comedy selections.

o	Film, television and specialty libraries of all sizes.

Image Entertainment, Inc.

●
Exercising Financial Discipline:  Image has implemented an improved ‘greenlight’ process that we believe allows Image to better evaluate the potential profit in a given content acquisition opportunity versus the financial investment and potential risks.

●
Acquiring All Rights:  When appropriate, Image now acquires the greatest variety of distribution rights regarding acquired content in the greatest variety of formats, including DVD, Blu-ray, broadcast, VOD and digital, for both domestic and international use.  This allows us to further diversify our revenue streams.

●
Pursuing Strategic Opportunities:  Image has, and will continue to, actively pursue accretive business acquisitions, joint ventures and other creative partnering arrangements.  Our management team’s significant network of relationships and depth of expertise provide opportunities for us to grow in areas we know best. Image has either acquired or entered into exclusive distribution relationships with and acquired rights to distribute films and libraries of several companies such as Madacy Entertainment, Lakeshore Entertainment, Handmade Films, Amity Entertainment and Sony Pictures Home Entertainment adding over 900 titles to Image’s library over the past two years.

●	Maximizing Cost Efficiencies: We are continuing our ongoing evaluation of all cost categories in an effort to effectively convert fixed costs to variable expenses.

●
Focusing on Core Competencies:  As a result of our early-2011 reorganization, we believe that the most profitable use of management and staff time is in the acquisition, sales and marketing of exclusive content.  Image has been able to successfully outsource other time and resource intensive functions, such as distribution, merchandising, manufacturing and other logistical functions.

●
Expanding Distribution Opportunities into New Channels and Media:  Image has increased its focus on emerging means of distribution that have opened significant new opportunities, many of which have not yet realized their full potential.  For example, we have recently been testing day-and-date VOD release to coincide with theatrical release.

●
Building Relationships with Existing and Potential Content Suppliers:  The substantial business relationships of Image’s management team have allowed Image to substantially expand the depth and breadth of content suppliers willing to do business with Image.

Pending Merger

On April 2, 2012, we entered into an agreement and plan of merger (that we call the merger agreement) with RLJ Acquisition, Inc., or RLJ.  Concurrently with the execution of the merger agreement, RLJ, Acorn Media Group, Inc., and the shareholders of Acorn entered into a stock purchase agreement.  After the completion of the proposed business combination contemplated by the merger agreement and the stock purchase agreement, the current stockholders of Image and Acorn will own approximately 11% and 5%, respectively, of a new combined company, RLJ Entertainment, Inc., and the current stockholders of RLJ will own approximately 84% of RLJ Entertainment, assuming that none of the RLJ stockholders exercises rights to redeem RLJ stock in the RLJ stock redemption described below.  RLJ Entertainment is expected to list its shares on The Nasdaq Stock Market.

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Subsequent Event – RLJ Transaction” below for further information.

Image Entertainment, Inc.

Partial List of Titles Released in Fiscal 2012

Features/Other:

The Way Back (starring Ed Harris, Jim Sturgess, Saoirse Ronan, Colin Farrell)
The Perfect Game (starring Clifton Collins Jr., Cheech Marin)
The Double (starring Richard Gere, Topher Grace, Martin Sheen)
Passion Play (starring Mickey Rourke, Bill Murray, Megan Fox)
A Little Help (starring Jenna Fischer, Chris O’Donnell)
Beneath the Darkness (starring Dennis Quaid, Tony Oller, Aimee Teegarden)
Division III: Football’s Finest (starring Andy Dick, Marshall Cook, Bryan Callen, Will Sasso, Adam Carolla)
Decision (starring Natalie Grant, Billy Dean)
Burning Palms (starring Dylan McDermott, Rosamund Pike, Shannen Doherty, Lake Bell, Zoe Saldana, and Nick Stahl)
Mega Python vs. Gatoroid (starring Debbie Gibson, Tiffany)
‘MASTER HAROLD’…and the boys (starring Freddie Highmore, Ving Rhames)
Summer Eleven
The Reef
The Inheritance
The Violent Kind
Wild Cherry
Born to Ride
Chillerama
ChromeSkull: Laid to Rest 2
Just Peck
The Clinic
Born To Ride
The Hills Have Eyes
Hellraiser
Dear Santa
The River Why
Alleged
Freerunner

Urban:

All Things Fall Apart (starring Curtis "50 Cent" Jackson, Mario Van Peebles, Ray Liotta, Lynn Whitfield)
He’s Mine Not Yours
I Ain’t Scared of You: A Tribute to Bernie Mac
Lord, All Men Can’t Be Dogs
Trinity Goodheart
David E. Talbert’s What Goes Around Comes Around
Breaking Up is Hard to Do
Love Me or Leave Me
The Ideal Husband
Soulja Boy
Money Matters
35 and Ticking
The Bachelor Party
I Will Follow
David E. Talbert's What My Husband Doesn’t Know

Comedy:

Nephew Tommy: Just My Thoughts
Whitney Cummings: Money Shot
Nick Cannon: Mr. Showbiz
National Lampoon's The Legend of Awesomest Maximus

Criterion Branded:

Godzilla
Tiny Furniture
12 Angry Men
Rushmore
Black Moon
Three Colors: Blue, White and Red
Identification of a Woman
Island of Lost Souls
Kuroneko
Carlos
Cul-De-Sac
The Killing
Kiss Me Deadly
Insignificance
The Makioka Sisters
The Great Dictator
Pale Flower
Something Wild
Blow Out
Kes
White Material

TV:

Ghost Hunters – Season 6: Volume 1
Ghost Hunters International Season 2: Part 1
Sledge Hammer! The Complete Series
Crime Story: The Complete Series
The Twilight Zone: Seasons 4 & 5 (Blu-ray version)
The Dick Van Dyke Show: 50th Anniversary Edition: Fan Favorites

Special Interest:

2011 NBA Champions: Dallas Mavericks
When They Were Young (NBA)
Sons of the City: New York (NBA)
Highwater
Foreigner: Live
B.B. King: Live
Legends of Flight (IMAX DVD and 3D Blu-ray)
The Pee-Wee Herman Show on Broadway
Bette Midler: The Showgirl Must Go On
The Kennedys
Betty White: Champion for Animals

Image Entertainment, Inc.

Partial List of Projected Titles for Release in Fiscal 2013

Features/Other:

The Tall Man (starring Jessica Biel, Jodelle Ferland, Stephen McHattie)
Witches of Oz (starring Paulie Rojas, Billy Boyd, Sean Astin, Ethan Embry, Mia Sara, Lance Henriksen, Christopher Lloyd)
Memorial Day (starring Jonathan Bennett, James Cromwell, John Cromwell)
Teen Spirit (an ABC Family original movie)
Bullhead (2012 Academy Award Nominee for Best Foreign Language Film)
Freak Dance (starring Michael Cassady, Megan Heyn, Amy Poehler)
Radio Rebel (starring Debby Ryan)
Red Hook Summer (a film by Spike Lee)
Goats (starring Vera Farmiga, David Duchovny and Keri Russell)
Airborne (starring Mark Hamill, Craig Conway and Billy Murray)
Lovely Molly (from the makers of The Blair Witch Project and The Lord of the Rings)
Klown (an Alamo Drafthouse Film)
The FP (an Alamo Drafthouse Film)
Los Scavengers (starring Vincente Rodriguez)
Gone Hollywood (starring Vincente Rodriguez)
The Heart of Christmas (Slingshot Pictures; starring Candace Cameron Bure, George Newbern)
The Holy Roller (Slingshot Pictures)
God’s Country (Slingshot Pictures)
Lukewarm (Slingshot Pictures)
Midnight Son
Madison County
Robotropolis
Episode 50
Dead Season
The Theatre Bizarre
Monster Brawl
Home Run Showdown
The Ambassador

Urban:

The American Dream (starring Jamil Walker Smith)
Dysfunctional Friends (starring Stacey Dash, Hosea Chanchez)
She’s Not Our Sister (starring Kellita Smith)
David E. Talbert’s A Fool and His Money
David E. Talbert’s Suddenly Single
BMF: The Rise and Fall of a Hip-Hop Drug Empire
Note to Self (starring Christian Keys, Letoya Luckett)
Love Buddies (starring Tatyana Ali, Keith Robinson)
The Love you Save (a GMC original production)
Sugar Mommas (a GMC original production)

Comedy:

Paul Rodriguez: Just For the Record
Ralphie May: Too Big to Ignore
D.L. Hughley: Reset
Brian Hooks: LMAO

TV:

Rags to Riches: The Complete Series
The Dick Van Dyke Show: Carl Reiner's Favorites
Ghost Hunters Season 7: Parts 1 & 2
Ghost Hunters International Season 2: Part 2
The Complete Adventures of Teddy Ruxpin (10-Pk)
The Twilight Zone: The Complete Series (Blu-ray version)
The Twilight Zone: More Fan Favorites
Holliston: Season 1

Criterion Branded:

Being John Malkovich (starring John Malkovich, Cameron Diaz, John Cusack, Catherine Keener)
Quadrophenia (based on The Who’s epic album)
Summer with Monika (an Ingmar Bergman film)
Le Havre (2011 Fipresci Prize winner, Cannes)
Certified Copy (starring Academy Award winners Juliette Binoche and Jean-Claude Carrière)
Summer Interlude (an Ingmar Bergman film)
Gold Rush (starring Charlie Chaplin)
Harold & Maude (a Hal Ashby film)
Shallow Grave (a Danny Boyle film)
39 Steps (an Alfred Hitchcock film)
Gray’s Anatomy (a Stephen Soderbergh film starring Spalding Gray)
And Everything is Going Fine (a Stephen Soderbergh film starring Spalding Gray)

Special Interest:

Clinton Documentary
Route 66: Marathon Tour - Chicago to L.A.
Chicago: Chicago in Chicago
Chronos (IMAX)

Image Entertainment, Inc.

General

Based the methods used by management to manage, evaluate, operate and internally report the business activities of Image, we have one reporting segment called Worldwide Entertainment.  Our Worldwide Entertainment business consists of the acquisition, content enhancement and worldwide distribution of exclusive content in various formats, including DVD, Blu-ray, digital, broadcast (including cable and satellite), VOD, streaming video, downloading and sublicensing.

Net Revenue by Format:

	Fiscal Year Ended March 31,
	2012	2011	% Change
	(in thousands)
Packaged Goods (DVD & Blu-ray)	$75,000	$74,924	0.1%
Digital	14,092	6,258	125.2
Broadcast	7,854	5,961	31.8
Sublicensing and Other	3,140	1,816	72.9
Net Revenues	$100,086	$88,959	12.5%

Image’s total assets were $75.7 million and $73.7 million, as of March 31, 2012 and 2011, respectively.

DVD and Blu-ray. Most of the product we release is in the standard DVD format with an increasing number of titles released on Blu-ray as the format’s acceptance continues to grow.  We are a leading independent supplier of content in the music, comedy, special interest, television episodes and urban genres.  The following table shows the aggregate number of titles we have in active release by content type, compared with the aggregate number of software titles released by the industry, in the week ended May 31, 2012, excluding discontinued titles, using data compiled monthly in the DVD & Blu-ray Release Report.

Type of DVD Content	Total Number of DVD Titles	Number of Image Titles	Percentage of Total Number of Titles Released by Image
Music	15,683	650	4.1%
Theatrical Catalog	15,957	625	3.9%
Direct to DVD	14,098	598	4.2%
Special Interest	24,508	475	1.9%
Foreign Language	13,108	338	2.6%
Television Programming	8,702	303	3.5%
Performance: Comedy/Stand-up	1,040	150	14.4%
All Other	48,859	561	1.1%
Total Releases – Cumulative through May 31, 2012	141,955	3,700	2.6%

Source:  DVD & Blu-ray Release Report Revised May 31, 2012.

Many of our DVD and Blu-ray titles include special features, enhancements and ancillary materials, such as multiple audio tracks, behind-the-scenes footage, director commentaries, interviews and discographies.  As more consumers purchase high-definition televisions and are exposed to high-definition content through satellite and cable, we believe that they will expect the same level of quality from their video movie rentals and purchases.  Additionally, high-definition video-on-demand continues to gain traction with consumers and we provide high-definition source materials for this format as well.  In fiscal 2012, Image released 625 titles on Blu-ray, an increase of 356% over fiscal 2011.

Digital. We engage in the exclusive wholesale distribution of the digital rights to our library of audio and video content.  The demand for the types of programming found in our library continues to increase as new distributors enter this primarily online marketplace.  We seek to differentiate ourselves competitively by being a one-stop source for these distributors for the large and diverse collection of entertainment represented by our digital library.

We enter into non-exclusive distribution arrangements with retail and consumer-direct entities whose business models include the digital delivery of content.

We aggressively continue to add numerous video and audio titles to our growing library of exclusive digital rights each month.  Our current digital video library contains approximately 2,600 individual video programs.

Image Entertainment, Inc.

We are actively participating in many digital business models, including sell-through, direct-to-own, rental, subscription, streaming and advertising-supported streaming.  As consumers adopt these (or future) models, we believe we are well-positioned to grow along with our distribution partners.  The near-term challenges faced by all digital distributors are to develop ways to increase consumer awareness and integrate this awareness into their buying and consumption habits.  Additionally, we support several technology companies and original equipment manufacturer device manufacturers with programming in an effort to generate consumer interest in digital distribution and increase awareness and demand for our titles.  Examples of our digital accounts are Netflix (video), iTunes (audio and video, ringtones), Amazon.com (audio and video), Hulu (video), Microsoft Xbox Live Marketplace (audio and video), Sony Playstation (video), YouTube/Google (video), Vudu (video), Vevo (video) and Samsung (video).

Broadcast. Our television division is responsible for all forms of television distribution, including the worldwide sales of our content across broadcast television, VOD and non-theatrical platforms.  Buyers of our standard and high-definition content are typically cable or satellite broadcasters, and sometimes terrestrial (free) television broadcasters.  Examples of our key broadcast sublicensees are BET, Bounce, Comedy Partners, Documentary Channel, Fuse Networks, NBC Universal, Oxygen Media and Showtime.

We have a two-pronged approach to VOD.  First, we continue to expand our direct relationships with customers.  In North America, we have direct relationships with InDemand, Avail-TVN, AT&T U-verse, Direct TV and Echostar (Dish Net) along with several specialty labels such as Sky Angel, Havoc TV and Eurocinema.  Revenue is typically derived on a revenue-sharing basis.  These direct relationships account for the majority of our VOD revenues.

Second, we entered into a North American sales agency agreement with Warner Digital Distribution, a division of Time-Warner, Inc., or Warner, which sublicenses a selection of our programs to cable, satellite and hotel/motel operators in the VOD businesses.  Revenue is typically derived on a revenue-sharing basis.  Internationally, we work with North American-based outlets that already have international operations in addition to opening discussions with a variety of internationally based entities.

Worldwide Hotel/Motel.  In North America, we work directly with Lodgenet/OnCommand, Movie Beam, Warner and Avail-TVN and have direct relationships with several other entities providing entertainment to the hotel/motel arena.  For exploitation of our music and stand-up comedy programs for hotels and motels, we have a non-exclusive output agreement with Instant Media Network, which is partially owned by Lodgenet/OnCommand – the largest distributor of entertainment product to the hotel/motel industry in North America.  In addition, we entered into a non-exclusive output agreement with Video On Demand International Productions, Inc. for all types and genres of programming.  As with broadcast (including VOD, as described above), internationally we work with North American-based outlets that have existing international operations as well as internationally based outlets.

Sublicensing. We hold international distribution rights to more than 550 video and audio programs currently exploited on all formats to countries outside of North America.  Outside North America, we sublicense distribution in the areas of home entertainment, television and digital, through distribution partners such as Universal Music Group International, BET International, Warner Music Australia and Universal Pictures Australia, which pay us a royalty for their distribution of our products.

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

Exclusive Acquisition.  We acquire exclusive distribution rights to our content across multiple entertainment formats.  We acquire our exclusive titles from a wide range of content holders and those who represent content holders, including:

●	independent content suppliers;
●	producers;
●	music artists and record labels;
●	artist management and talent agencies; and
●	foreign sales companies.

Image Entertainment, Inc.

We market and exploit our exclusive content according to royalty or distribution fee agreements that typically range from five to 25 years in duration.

The Criterion Collection Distribution Agreement.  We have been distributing The Criterion Collection for over 20 years.  We have an exclusive home video distribution agreement with The Criterion Collection to distribute its product on DVD, Blu-Ray and certain digital formats.  The Criterion Collection, including its related labels Eclipse, Janus Films and Essential Art House, currently contains approximately 600 active titles and releases approximately 60 titles annually.  Distribution of programming from The Criterion Collection contributed approximately 23% and 26% of our net revenue in fiscal 2012 and 2011, respectively.

New Library Acquisition Strategy.  Since January 2010, we have broadened our content acquisition focus to include complete libraries from both studios and independents, such as the Handmade Films library (announced in March 2010) Lakeshore Entertainment library (announced in April 2011), Amity Entertainment library (announced in May 2012) and strategically aligned companies, such as our Madacy Home Video acquisition (announced in October 2010).

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

Marketing.  Our in-house marketing department directs marketing efforts toward consumers as well as Theatrical exhibition, DVD/Blu-ray/digital retailers and cable/VOD programmers.  Our marketing efforts include:

●	point-of-sale advertising;
●	print advertising in trade and consumer publications;
●	television, outdoor, in-theater and radio advertising campaigns;
●	Internet advertising, including viral and social network marketing campaigns;
●	direct response campaigns;
●	dealer incentive programs;
●	trade show exhibits; and
●	bulletins featuring new releases and catalogue promotions.

Sales.  Image maintains its own sales force, and has a direct selling relationship with the majority of our customers.  We sell our products to traditional retailers, specialty retailers, rental customers, Internet retailers, wholesale distributors and through alternative distribution, which includes direct-to-consumer print catalogs, direct response campaigns, subscription service/club sales, home shopping television channels, other non-traditional sales channels, kiosks and subdistributors.

Examples of our key sell-through customers are Walmart, Amazon.com, Best Buy Co., Target and Barnes & Noble.  Examples of our key distribution customers are Alliance Entertainment (or AEC), Entertainment One, Video Products Distributors, and Ingram Entertainment.  Examples of our key rental customers are Redbox and Netflix.  In fiscal 2012, Walmart and AEC each accounted for approximately 11% of our net revenues.

Additionally, in connection with our August 2010 Distribution Services and License Agreement with Sony Pictures Home Entertainment (or SPHE), SPHE agreed to perform certain sales functions at Walmart, Best Buy and Target on behalf of Image.  We now have the benefit of having a major studio present Image’s product in conjunction with SPHE releases, including motion pictures.  SPHE is our primary vendor of record for shipments of physical product to North American retailers and wholesalers and, as vendor of record, responsible for collecting these receivables and remitting these proceeds to Image.  See “Managed Value-Added and Distribution Services” below.

We allow retail customers to return unsold inventory.  We reserve for estimated returns at the time the sale is recognized, based in part upon our historical returns experience and knowledge of specific product movement within distribution channels.  Our inventory returns, as a percentage of our gross distribution revenues, were 26% in fiscal 2012 and 18% in fiscal 2011.  The increase in returns was primarily attributable to the higher shipments to Walmart, and their specific new release business model.  Returns from Walmart have been higher historically than other retail customers.  Returns of defective product have been minimal and are generally covered by manufacturers’ warranties.

Image Entertainment, Inc.

We also focus on special market sales channels, outside the traditional marketplace, to take advantage of our large and diverse catalog and specifically target niche sales opportunities.  Within special markets, examples of our key customers are Midwest Tapes and Waxworks.  Another special market channel is scanned-based trading in conjunction with SPHE.  Through SPHE’s scanned-based trading system, our products are also placed in grocery and drug store retail chains  such as Albertsons, Stater Brothers, Hannaford, CVS, Shopko, Kroger and Safeway.

Managed Value-Added and Distribution Services.  In February 2010, we outsourced the post-production and creative services necessary to prepare a disc master and packaging/advertising materials for manufacturing and marketing of our products.  Such services include:

●	packaging design;
●	DVD/Blu-ray authoring and compression;
●	menu design;
●	video master quality control;
●	music clearance; and
●	for some titles, the addition of enhancements such as:
o	multiple audio tracks;
o	commentaries;
o	foreign language tracks;
o	behind-the-scenes footage; and
o	interviews.

These services now are performed by third-party vendors, managed by Company personnel.

Our manufacturing, warehousing and distribution services are currently provided by Sony Pictures Home Entertainment (or SPHE) under our Distribution Service and License Agreement.  In addition to conventional manufacturing, we also have manufacturing-on-demand (or MOD).  MOD services are provided for replication of slower moving titles, which helps avoid replicating larger minimum quantities of certain titles and can be used for direct-to-consumer sales as needed.  Under our agreement, SPHE also provides certain operational services at Image’s direction, including credit and collections, merchandising, returns processing, and certain IT functions.  For further information regarding our Distribution Services and License Agreement with SPHE, please see “Manufacturing and Distribution” below.

Competition

We compete for both content and for customers for the content we distribute.

We face competition from other independent distribution companies, major motion picture studios and music labels in securing exclusive content distribution rights.  Some of these competitors are larger than Image.  Our DVD and Blu-ray products compete for a finite amount of retail and rental shelf space.  Consumers can choose from a large supply of competing entertainment content from other suppliers.  Sales of digital downloading, streaming, VOD and other broadcast formats are largely driven by what is visually available to the consumer, which is accomplished through additional placement fees or previous sales success.  Programming is available online (delivered to smart phones, tablets, laptops or personal computers), direct to the consumers’ TV set through multiple internet ready devices and cable or satellite VOD.  The digital and VOD formats are growing as an influx of new delivery devices are introduced into the marketplace, such as the Apple iPad and the Microsoft Xbox.  We face increasing competition as these formats continue to grow and programming providers enter into distribution agreements for a wider variety of formats.

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

Image Entertainment, Inc.

Industry Trends

According to The Digital Entertainment Group (or DEG), consumer home entertainment spending in calendar 2011 declined only 2% from calendar 2010 compared to the estimated decrease of 9% for box office receipts.  Overall consumer home entertainment spending in the second half of calendar 2011 increased approximately 1%, primarily due to the strong third quarter in which consumer spending increased 5%, the first quarterly consumer spending increase since 2008.  This trend continued in the first quarter of calendar 2012 with a 2.5% increase over the same quarter in calendar 2011.

While combined spending on DVD and Blu-ray was down slightly in calendar 2011 compared to 2010, digital spending, including electronic sell through (or EST), video on demand (or VOD) and subscription streaming increased 51% to $3.4 billion.  Similarly, while consumer spending on packaged goods in the first quarter of calendar 2012 was essentially flat compared with the first quarter of calendar 2011, spending on digital, specifically subscription streaming, more than doubled according to DEG.

Blu-ray continued to grow, increasing 20% during calendar 2011 versus calendar 2010, as consumers spending on new releases and catalog reached over $2 billion.  In the first quarter of calendar 2012, consumer spending on Blu-ray increased 23% over the first quarter of calendar 2011. DEG reported that the number of homes with Blu-ray playback devices, including set-top boxes, game consoles and home-theater-in-a-box systems, continued to grow, jumping 38%, bringing the total number of Blu-ray households to nearly 40 million. In the first quarter of calendar 2012, an additional 2.4 million players were sold, bringing the total number of Blu-ray households to more than 40.8 million.  The overall growth in consumer spend on Blu-ray is significant in light of the increasing number of households.

DEG also reported that consumers purchased more than 27 million high-definition television (or HDTV) sets during 2011, bringing the number of HDTV households to more than 74.5 million. An additional 6.5 million HDTVs were sold in the first quarter of calendar 2012, bringing the number of HDTV households to more than 77.6 million.

The IHS Screen Digest, incorporating Adams Media Research, reported that consumer spending to purchase and rent discs was approximately 84% of total home entertainment consumer spending in 2011 and projects that consumer spending will only decline to 70% of total home entertainment consumer spending by 2015.  Further, IHS mentioned that consumer spending on discs is beginning to stabilize and estimates an approximate drop of 2.6% in 2012 before leveling out.

According to PricewaterhouseCoopers LLP’s Global Entertainment and Media Outlook: 2012-2016 issued June 2012, consumer spending for the overall home video segment in the U.S. is projected to decline at a 1.2% compound annual rate over the 2012-2016 period to approximately $18 billion in 2016.  While the decline in consumer spending on physical home video continues, although at a lower percentage than in past years, it is substantially offset by the increase in consumer spending on electronic home video.  Consumer spending on electronic distribution, primarily from downloading and streaming, is projected to increase at a compound annual rate of 12.1% over the 2012-2016 period as a result of growth in existing services (e.g. Netflix, Apple, Microsoft, etc.), augmented with new download service providers, growth in video-friendly hardware (e.g. tablets) and growing consumer acceptance of digital lockers.

Manufacturing and Distribution

Image has a Distribution Services and License Agreement with SPHE that expires in August 2013 to act as exclusive manufacturer to meet Image’s DVD requirements, including Blu-ray Disc high-definition format, and to provide related distribution and other logistics services in exchange for certain fees. SPHE acts as Image’s vendor of record for shipments of physical product to North American retailers and wholesalers. Image is responsible for the credit risk from the end customer with respect to accounts receivable. In September 2010, SPHE made an interest-free $2.5 million advance against future replication from SPHE, to be repaid at $0.15 per disc manufactured until the advance is repaid, and a $750,000 non-recoupable advance. The advances were used to reduce the then-outstanding borrowings under Image’s credit facility, and specifically, the non-recoupable advance was used to pay the fee incurred for terminating Image’s arrangement with its former replicator. Until the advance was repaid, SPHE had a security interest in all Image’s assets in second position behind PNC.  In November 2011, the $2.5 million advance was repaid in full.

Image Entertainment, Inc.

The SPHE agreement provides Image several significant advantages over the arrangement with its former replicator, including:

●	a significant reduction in replication costs, particularly as related to Blu-ray manufacturing;

●
the ability to sell directly to key accounts such as Walmart, Best Buy and Costco, which eliminates other third-party distributor fees, provides incremental revenues, higher gross margin and the ability to better manage retail inventories;

●	the ability to access SPHE’s point of sale reporting systems to better manage replenishment of store inventories on a daily basis; and

●	the ability to access SPHE’s extensive Scan-Based Trading network that features product placement in over 20,000 drug and grocery outlets.

Sublicense Agreement with SPHE

Concurrent with entering into the Distribution Services and License Agreement, Image also entered into a sublicense agreement that provides us the ability to market and distribute 60 titles previously distributed by SPHE, including releases such as Sydney Pollack’s Absence of Malice (starring Paul Newman and Sally Field), ...And Justice For All (directed by Norman Jewison and starring Al Pacino), and Adaptation (directed by Spike Jonze, starring Nicolas Cage, Meryl Streep and Chris Cooper).

Trademarks

We have U.S. federal registrations for the following trademarks: Image, Image Entertainment, the Image Entertainment logo (two trademarks), Image Music Group, the Egami Media logo, Home Vision HVE Entertainment, the HVE logo, and One Village Entertainment.  We have a registered trademark in Japan for Image Entertainment Japan and a registered trademark in Canada for the HVE logo.  In August 2011, we filed a U.S. federal trademark application for the mark “Midnight Madness Series.”  In September 2011, we filed a U.S. federal trademark application for the mark, “Slingshot Pictures.”  In February 2012, we filed a trademark application in Canada for the marks “Midnight Madness Series” and “Slingshot Pictures.”

Our majority-owned subsidiary, Image/Madacy Home Entertainment, LLC (or IMHE) has a U.S. federal registration and a CTM registration in Europe for the Image Madacy Entertainment logo.  In February 2012, IMHE filed trademark applications in Canada and Australia for the Image Madacy Entertainment logo.

In general, trademarks remain valid and enforceable as long as the marks are used in connection with the related products and services and the required registration renewals are filed.  We believe our trademarks have value in the marketing of our products.  It is our policy to protect and defend our trademark rights.

Employees

As of June 1, 2012, we had 69 employees, 66 of whom are full-time and three of whom are part-time.

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

Image Entertainment, Inc.

ITEM 1A.	RISK FACTORS

Risks Relating to Our Business

We have a history of (and may continue to incur) losses, limited working capital and limited access to financing.  We had a net loss applicable to common shareholders and sustained operating and net losses in fiscal 2012 and in prior years. We had an accumulated deficit of $58.9 million and a working capital deficit of $6.4 million at March 31, 2012.  Our cash requirements continue to exceed the level of cash generated by operations.  Accordingly, we have limited working capital.  We may need to raise additional funds to acquire the rights to content  we find desirable, particularly with respect to our competition for home entertainment rights to feature films.  Therefore, maximizing available working capital is critical to our business operations.

Because of our history of losses and negative cash flows, our ability to obtain adequate additional financing on satisfactory terms may be limited.  Our ability to raise financing through sales of equity securities depends on general market conditions, including the demand for our common stock.  We may be unable to raise adequate capital through the sale of equity securities, and if we were able to sell equity, our existing stockholders could experience substantial dilution.  If adequate financing is not available or unavailable on acceptable terms, we may find we are unable to fund expansion, continue offering products and services, take advantage of acquisition opportunities, develop or enhance services or products, or respond to competitive pressures in the industry.

We generate significant amounts of net revenue for programming from one content supplier, the loss of which would adversely affect our business. We depend on the exclusive distribution of programming from The Criterion Collection, which contributed approximately 23% and 26% of our net revenues from programming in fiscal 2012 and fiscal 2011, respectively.  Should liquidity issues cause us to default on our payment obligations under our exclusive distribution agreement, The Criterion Collection may terminate our distribution rights, which would adversely affect our business, results of operations and financial condition.

Economic weakness may continue to adversely affect our business, results of operations and financial condition.  The global economic downturn has had a significant negative effect on our revenues and may continue to do so. As consumers reduced spending and scaled back purchases of our programming, our retail customers returned product and reduced purchases of our programming, which adversely affected our revenues and results of operations during the 2012 fiscal year, as well as in fiscal 2011.  Although improved in fiscal 2012, weak consumer demand for our product may continue in the future and may adversely affect our business, results of operations and financial condition.

We have a high concentration of sales to relatively few customers, the loss of which may adversely affect our liquidity, business, results of operations and financial condition.  In fiscal 2012, Walmart and AEC each accounted for approximately 11% of our net revenues, respectively.  In fiscal 2011, Amazon.com and AEC each accounted for approximately 16% of our net revenues.  Our top five customers accounted for over 45% of our fiscal 2012 net revenues.

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

Our high concentration of sales to relatively few customers (and use of a third-party to manage collection of substantially all packaged goods receivables) may result in significant uncollectible accounts receivable exposure, which may adversely affect our liquidity, business, results of operations and financial condition.  At March 31, 2012, Walmart and AEC accounted for 8.1% and 7.9%, respectively, of our gross accounts receivable.  At March 31, 2011, Amazon.com and AEC accounted for 15% and 11%, respectively, of our gross accounts receivable.

We face credit exposure from our retail customers and may experience uncollectible receivables from these customers should they face financial difficulties.  If these customers fail to pay their accounts receivable, file for bankruptcy or significantly reduce their purchases of our programming, it would have an adverse effect on our business, financial condition, results of operations, and liquidity.  For example, we reserved approximately $408,000 for Borders Group’s bankruptcy filing in fiscal 2011.  There were no similar events in fiscal 2012.

Image Entertainment, Inc.

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

We are highly dependent on SPHE .  We entered into the agreement with SPHE in 2011 and realized significant cost savings compared with our prior replicator agreements, and also enhanced distribution of our content.  SPHE provides distribution and replicator services under a contract that expires in August 2013, and we may not be able to renew that contract on favorable terms.  SPHE provides us with access to significant customers that might not otherwise do business with Image.

We have a high concentration of sales from relatively few titles, which may affect future net revenues if we do not acquire additional titles.  Our top five fiscal 2012 new release exclusive titles accounted for approximately 12.8% of our fiscal 2012 net revenues.  Our top ten fiscal 2012 new release exclusive titles accounted for approximately 16.5% of our fiscal 2012 net revenues.  Generally, new releases become part of our catalogue after six months.  Sales for catalogue titles have historically decreased over time and will probably continue to do so until our rights expire.  If we are unable to acquire titles of equal or greater strength and popularity to replace the revenue provided by our existing titles, our future net revenues will be negatively affected.

Our strategy to acquire cast-driven finished feature film content may not be successful, which could adversely affect our business, results of operations and financial condition.  We are primarily known as an aggregator of exclusive distribution rights for eclectic, non-feature film entertainment programming.  In our effort to acquire more cast-driven finished feature films, we face competition from other distribution entities that are well known for acquiring and distributing this genre of programming.  We face competition from better-capitalized entities, including the major motion picture and independent studios, and may be unable to offer the same upfront money required to secure the rights for certain available programming.  While we have key members of management and staff with feature film acquisition, sales and marketing talent and experience, we may not be ultimately successful in acquiring or selling feature film content competitively or to the extent of our current plans which could adversely affect our business, results of operations and financial condition.

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

Our inability to gauge and predict the commercial success of our programming could adversely affect our business, results of operations and financial condition.  Operating in the entertainment industry involves a substantial degree of risk.  Each music performance, feature film or other programming title is an individual artistic work, and unpredictable audience reactions primarily determine commercial success.  The commercial success of a title also depends upon the quality and acceptance of other competing programs or titles released into the marketplace, critical reviews, the availability of alternative forms of entertainment and leisure activities, general economic conditions and other tangible and intangible factors, all of which are subject to change and cannot be predicted.  Timing is also sometimes relevant to a program’s success, especially when the program concerns a recent event or historically relevant material (e.g., an anniversary of a historical event which focuses media attention on the event and accordingly spurs interest in related content).  Our success depends in part on the popularity of our content which, in turn, depends on our ability to gauge and predict expected popularity.  Even if a film achieves success during its theatrical release, the popularity of a particular program and its ratings may diminish over time.  Our inability to gauge and predict the commercial success of our programming could adversely affect our business, results of operations and financial condition.

Image Entertainment, Inc.

Our current genre revenue concentrations may become unpopular with our retail customers and end-consumers, which may adversely affect our business.  During fiscal 2012 and 2011, the majority of our revenues were from sales, which were heavily weighted toward comedy, music and television-related programming and feature film programming.  We may not be able to successfully continue producing or acquiring content in the same genres, or achieve the same strength within these genres.  If we are unable to compete successfully in the home entertainment market for higher-profile content, our business may be adversely affected.

Failure to satisfy terms and conditions of the transaction agreements for the purchase of Madacy Home Video may adversely affect our business, results of operations and financial condition.  We may be unable to satisfy all of the terms and conditions related to the purchase of  Madacy Home Video (or Madacy transaction), including, without limitation, the future repurchase of Madacy Entertainment US, Inc.’s (or Madacy US) 30% interest in our subsidiary, Image/Madacy Home Entertainment, LLC.  If we are unable to satisfy the terms and conditions of the Madacy transaction and Madacy US declares a material default that we are unable to timely rectify, we may lose the right to distribute content obtained under the Madacy transaction, which could adversely affect our business, results of operations and financial condition.

We may be unable to recoup advances paid to secure exclusive distribution rights.  Our most significant costs and cash expenditures relate to acquiring content for exclusive distribution.  Most agreements to acquire content require upfront advances against royalties or net profits expected to be earned from future distribution.  The advance amounts are derived from our estimate of net revenues that will be realized from our distribution of the title.  Although these estimates are based on management’s knowledge of current events and actions management may undertake in the future, actual results will differ from those estimates.  If sales do not meet our original estimates, we may (i) not recognize the expected gross margin or net profit, (ii) not recoup our advances or (iii) record accelerated amortization and/or fair value write-downs of advances paid.  We recorded accelerated amortization and fair value write-downs of film costs in the amounts of $1.1 million and $4.1 million in fiscal 2012 and fiscal 2011, respectively.  Any of these events may adversely affect our business, results of operations and financial condition.

Inability to maintain relationships with our program suppliers and vendors may adversely affect our business.  We receive a significant amount of our revenue from the distribution of content for which we already have exclusive agreements with program suppliers.  However, those titles in production which have been financed by us may not be timely delivered as agreed or be of expected quality.  Delays or inadequacies in delivery of titles, including rights clearances, could negatively affect the performance of any given quarter or fiscal year.  In addition, our business, results of operations and financial condition may be adversely affected if:

●	we are unable to renew our existing agreements as they expire;
●	our current program suppliers do not continue to support the DVD or other applicable format in accordance with our exclusive agreements;
●	our current content suppliers do not continue to license titles to us on terms favorable to us; or
●	we are unable to establish new beneficial supplier relationships to ensure acquisition of exclusive or high-profile titles in a timely and efficient manner.

We may not be able to keep pace with technological advances, which may adversely affect our business, results of operations and financial condition.  The entertainment industry in general, and the music and motion picture industries in particular, are continuing to undergo significant changes, primarily due to technological developments, including Blu-ray and digital delivery.  Because of the rapid growth of technology, shifting consumer tastes and the popularity and availability of other forms of entertainment, it is impossible to predict the overall effect these factors could have on potential revenue from, and profitability of, distributing entertainment programming.  If we are unable to keep pace with accepted technological advances in delivering entertainment programming, our business, results of operations and financial condition may be adversely affected.

Image relies on its information technology infrastructure, which includes third party and internally developed software, and purchased or leased hardware that support Image's information technology and various business processes. Image's business, reputation and brand image could suffer if its infrastructure fails to perform as intended. Image relies on purchased or leased hardware and software licensed from third parties or internally developed in order to manage its business. Image's ability to maintain and upgrade its information technology infrastructure is critical to the success of its business. This hardware and software may not continue to be available on commercially reasonable terms or at all. Any disruptions to Image's infrastructure or loss of the right to use any of this hardware or software could affect Image's operations, which could negatively affect Image's business until corrected or until equivalent technology is either developed by Image or, if available, is identified, obtained and integrated. In addition, the software underlying Image's operations can contain undetected errors. Image may be forced to modify its operations until such problems are corrected and, in some cases, may need to implement enhancements to correct errors that it does not detect. Problems with the software underlying Image's operations could result in loss of revenue, unexpected expenses and capital costs, diversion of resources, loss of market share and damage to Image's reputation which could adversely affect Image's business, financial condition and results of operations.

Image Entertainment, Inc.

Image and third parties that manage portions of Image's secure data are subject to cybersecurity risks and incidents. Image's business involves the storage and transmission of customers' personal information, shopping preferences and credit card information, in addition to employee information and Image's financial and strategic data. The protection of Image's customer, employee and Company data is vitally important to Image. While Image has implemented measures to prevent security breaches and cyber incidents, any failure of these measures and any failure of third parties that assist Image in managing its secure data could adversely affect Image's business, financial condition and results of operations.

Failure by third parties to promote our programming may adversely affect our business.  Decisions regarding the timing of release and promotional support of the programming we license and distribute are important in determining the success of a particular feature film, stand-up comedy performance, music concert or other product.  We may not control the manner in which a particular product is marketed and promoted, and we may not be able to fully control our corresponding releases.  Although actors, producers, artists, record companies and studios have a financial interest in the success of any films, concerts or other product we distribute, any marketing or promotional decision or restriction by such persons may negatively affect the success of our titles.

A continued high rate of product returns may adversely affect our business, results of operations and financial condition.  As with the major studios and other independent companies in this industry, we experience a relatively high level of product returns as a percentage of our revenues. Our allowances for sales returns may not be adequate to cover potential returns in the future, particularly in the case of consolidation within the home video retail marketplace which, when it occurs, tends to result in inventory consolidation and increased returns.  We have experienced a high rate of product returns over the past three years.  We expect a relatively high rate of product returns to continue, which may adversely affect our business, results of operations and financial condition.

We depend on key and highly skilled personnel to operate our business, and if we are unable to retain our current personnel or hire additional personnel, our ability to develop and successfully market our business could be harmed.  Our success continues to depend to a significant extent on our ability to identify, attract, hire, train and retain qualified professional, creative, technical and managerial personnel.  Moreover, we believe that our success greatly depends on the contributions of our executive officers, including Chief Executive Officer, Theodore S. Green, Chief Operating Officer and Chief Financial Officer, John P. Avagliano, and Vice Chairman, John W. Hyde.  Although we have employment agreements with certain of our executive management, any of our employees may terminate their employment relationship with us at any time, and their knowledge of our business and industry would be extremely difficult to replace.  The loss of any key employees or the inability to attract or retain qualified personnel could delay the acquisition of content and harm the market's perception of us.  Competition for the caliber of talent required to acquire and distribute content continues to increase.  If we are unable to attract and retain the qualified personnel we need to succeed, our business, results of operations and financial condition will suffer.

We depend on third-party shipping and fulfillment companies for the delivery of our products.  If these companies experience operational difficulties or disruptions, our business could be adversely affected.  We rely on SPHE, our distribution and manufacturing partner, to determine the best delivery method for our products.  SPHE relies entirely on arrangements with third-party shipping companies, principally Federal Express, for small package deliveries and less-than-truckload service carriers for larger deliveries, for the delivery of our products. The termination of arrangements between SPHE and one or more of these third-party shipping companies, or the failure or inability of one or more of these third-party shipping companies to deliver products on a timely or cost-efficient basis from SPHE to our customers, could disrupt our business, reduce net sales and harm our reputation.  Furthermore, an increase in the amount charged by these shipping companies could negatively affect our gross margins and earnings.

Image Entertainment, Inc.

We incur costs and demands upon management as a result of complying with the laws and regulations affecting public companies, which could affect our operating results.  We have incurred, and will continue to incur, significant legal, accounting and other expenses associated with corporate governance and public company reporting requirements, including requirements under the Sarbanes-Oxley Act of 2002, as well as rules implemented by the SEC. As long as the SEC requires the current level of compliance for public companies, we expect these rules and regulations to require significant legal and financial compliance costs and to make some activities time-consuming and costly. These rules and regulations may make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage than was previously available. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our Board of Directors or as our executive officers.

Risks Relating to Our Industry

Revenues from the standard DVD format are declining.  During calendar 2011, the DVD marketplace experienced the fifth straight year-over-year decline for the category since the format debuted in 1997.  The Digital Entertainment Group reported a slight decline in sales of packaged media units (including DVD and Blu-ray) in the fourth quarter of our fiscal 2012.  We estimate approximately 53% and 65% of our net revenue in fiscal 2012 and 2011, respectively, was generated from the sale of standard DVDs.  The continued maturation of the standard DVD format may adversely affect our business, results of operations and financial condition.

Decreasing retail prices for DVDs may negatively affect our revenues and gross profit margins.  The home entertainment programming market in which we compete is rapidly evolving and intensely competitive.  Many of our competitors, including major studios, are increasingly offering programming, particularly DVD programming, at lower prices.  They may be able to produce or secure content on more favorable terms and may be able to adopt more aggressive pricing policies than we can.  While we strive to improve our operating efficiencies and leverage our fixed costs so that we can afford to pass along these savings to our customers in the form of lower prices, the industry trend of lowering prices may, over time, lead to higher levels of competition and, therefore, lost sales, decreased profit margins or decreased overall revenues.

Decreasing retail shelf space for our industry may limit sales of our programming, which may adversely affect our business, results of operations and financial condition.  We face increasing competition from major motion picture studios, music labels and other independent content suppliers for limited retail shelf space, which space has been shrinking in absolute terms as “brick and mortar” retailers have fewer stores, and for retailer open-to-buy dollars.  Our exclusive content competes for a finite amount of shelf space against a large and diverse supply of entertainment content from other suppliers.  New releases generally exceed several hundred titles a week.  We believe this competition can be especially challenging for independent labels like us, because the new releases of major studios often have extremely high visibility and sales rates in the millions of units, and typically require much more shelf space to support.

Shelf space limitations at our “brick and mortar” retail customers are exacerbated by the increasing popularity of the high-definition format, Blu-ray.  The combination of standard discs, premium discs and special-edition boxed sets across up to two formats means that a release can come in as many six different configurations.  With the possible exception of our most popular new release titles and top-selling catalogue titles, it can be a challenge to obtain the product placement necessary to maximize sales, particularly among the limited number of major retailers who comprise our core “brick and mortar” customers.  The continued retailer trend toward greater visibility for titles at the expense of quantity (i.e., “face out” rather than “spine out” placement) has the effect of reducing the total number of titles actually carried by a retailer.

For retailers, reconciling the expanding catalog with limited shelf space is becoming increasingly urgent.  Meanwhile, rights holders like Image and other non-studio content providers have a growing concern that many titles are simply not strong enough to secure shelf space.  If we are unable to secure sufficient shelf space for our programming, our business, results of operations and financial condition may be adversely affected.

Piracy may reduce our revenues and adversely affect our results of operation.  The music industry has faced a major challenge in the form of piracy resulting from Internet downloading and recording devices.  This piracy has negatively affected industry revenues and profits.  As digital video recorders, or DVRs, and high-speed Internet connections become more popular and the storage capacity of personal computers increases, we may face greater piracy concerns with respect to our core business.  Motion picture piracy is already extensive in many parts of the world and is made easier because of technological advances and the conversion of motion pictures into digital formats.  The proliferation of unauthorized copies of these products may reduce the revenue we receive from our products, which may cause an adverse material effect on our business.  In order to contain this problem, we require our retail distribution partners to implement elaborate and costly security and anti-piracy measures such as geo-filtering, which could result in significant expenses and loss of revenue.  Even with such security and anti-piracy measures, we may be unable to prevent piracy.

Image Entertainment, Inc.

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

Further, in the event of any merger or acquisition of Image, each share of Series B Preferred would be entitled to receive an amount in cash equal to the sum of (i) a liquidation preference of $1,000 per share (subject to adjustment upon any stock dividend, stock split, combination or other similar recapitalization with respect to the Series B Preferred) and (ii) the amount per share equal to accrued but unpaid dividends, which accrue on a cumulative compounding basis at a rate of 12% per annum on the liquidation preference of $1,000 per share.  This could have the effect of making future equity financing and merger and acquisition transactions, other than the RLJ transaction, more difficult.

Because of their significant stock ownership, our largest stockholders exert significant influence over our future direction.  Our largest stockholders, JH Partners and its affiliates hold approximately 19,670 shares of Series B Preferred and 175,868,700 shares of our common stock, representing approximately 68.81% of our outstanding voting securities as of June 1, 2012.  JH Partners and its affiliates have the ability to elect the board of directors irrespective of the vote of any other stockholders.  Accordingly, JH Partners is able to significantly influence all matters requiring approval by our stockholders, including the election of directors, the approval of mergers or other business combination transactions or a sale of all or substantially all of our assets.  The interests of JH Partners (or those of our other significant stockholders) may not coincide with the interests of other holders of our common stock.

We are not currently subject to stock exchange corporate governance requirements and our stockholders may not have the same benefits or protections afforded to stockholders of exchange listed companies. Effective as of February 3, 2010, our common stock was suspended from trading on The Nasdaq Global Market. The Nasdaq Stock Market imposes certain corporate governance requirements on listed companies. For example, listed companies must, among other things, have a majority of independent board members and fully independent audit, nominating and compensation committees, which we do not meet.  Accordingly, our stockholders may not have the same protections afforded to stockholders of companies that are subject to, and in full compliance with, the corporate governance requirements of a securities exchange.

Image Entertainment, Inc.

Our stock price may be subject to substantial volatility, and stockholders may lose all or a substantial part of their investment.  Our common stock currently trades in the over-the-counter market on the OTCQB marketplace.  There is a limited public float, and trading volume historically has been limited and sporadic.  From June 1, 2011 through June 1, 2012, the closing price of our common stock ranged between $0.03 and $0.18 per share on volume ranging from none to over 400,000 shares per day.  As a result, the market price for our common stock may not necessarily be a reliable indicator of our fair market value.  The price at which our common stock trades may fluctuate as a result of a number of factors, including the number of shares available for sale in the market, quarterly variations in our operating results, actual or anticipated announcements of new releases by us or competitors, the gain or loss of significant customers, changes in the estimates of our operating performance, and market conditions in our industry and the economy as a whole.

Investors may find it difficult to dispose of their shares.  There is currently a limited trading market for our common stock on the OTCQB marketplace. The ability to trade our common stock on the OTCQB marketplace depends on the presence and investment decisions of willing buyers and sellers. Therefore, the market of investors who are willing to purchase our common stock is limited, the volume of our common stock traded on a daily basis is low, and the liquidity of our common stock is constrained. Prices for securities traded solely on the OTCQB marketplace may be difficult to obtain.  This very limited liquidity, marketability, the reduced public access to price quotations and lack of a regular trading market may depress the market price of our common stock.  As a result, an investor might find it more difficult to dispose of, or obtain accurate quotations for the price of, our common stock.

Trading in our common stock might also become subject to the requirements of certain rules promulgated under the Securities Exchange Act of 1934, which require additional disclosure by broker-dealers in connection with any trade involving a stock defined as a “penny stock” (generally, any equity security not listed on a national securities exchange that has a market price of less than $5.00 per share).  Many brokerage firms are reluctant to recommend low-priced stocks to their clients.  Moreover, various regulations and policies restrict the ability of shareholders to borrow against or “margin” low-priced stocks, and declines in the stock price below certain levels may trigger unexpected margin calls.  Additionally, because brokers’ commissions on low-priced stocks generally represent a higher percentage of the stock price than commissions on higher-priced stocks, the current price of the common stock can result in an individual shareholder paying transaction costs that represent a higher percentage of total share value than would be the case if our share price were higher.  This factor may also limit the willingness of institutions to purchase our common stock.  Finally, the additional burdens imposed upon broker-dealers by these requirements could discourage broker-dealers from facilitating trades in our common stock, which could severely limit the market liquidity of the stock and the ability of investors to trade our common stock.

Failure to have our common stock listed on an exchange could result in loss of investors, increased obligations under state securities laws, decreased coverage by securities analysts and a higher cost of capital. Effective as of February 3, 2010, trading in our common stock was suspended from trading on The Nasdaq Global Market. The quotations for our common stock now appear on the OTCQB marketplace of Pink OTC Markets Inc.  Delisting from The Nasdaq Global Market and failure to have our common stock listed on an exchange have subjected us to numerous consequences that may adversely affect our business, including the loss of investors. Further, delisting may result in decreased coverage by securities analysts.

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

Image Entertainment, Inc.

Any future sales of equity may significantly affect the market price of our common stock.  Future sales of substantial amounts of our common stock, including shares that we may issue upon exercise of outstanding options, warrants or other convertible securities could adversely affect the market price of our common stock.  Further, if we raise additional funds through the issuance of common stock or securities convertible into or exercisable for common stock, the percentage ownership of our stockholders will or could be reduced and the price of our common stock may fall.

If we are unable to conclude that our internal control over financial reporting is effective, our stock price may be negatively affected.  Section 404 of the Sarbanes-Oxley Act of 2002 and the accompanying rules and regulations promulgated by the SEC to implement it require us to include in our Form 10-K an annual report by our management regarding the effectiveness of our internal control over financial reporting.  The report includes, among other things, management’s assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year.  This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management.  During this process, if our management identifies one or more material weaknesses in our internal control over financial reporting that cannot be remediated in a timely manner, we will be unable to assert such internal control is effective.  While we currently believe our internal control over financial reporting is effective, the effectiveness of our internal controls in future periods is subject to the risk that our controls may become inadequate because of changes in conditions, and, as a result, the degree of compliance of our internal control over financial reporting with the applicable policies or procedures may deteriorate.  If we are unable to conclude that our internal control over financial reporting is effective, we could lose investor confidence in the accuracy and completeness of our financial reports, which may have an adverse effect on our stock price.

Certain provisions in our charter documents and Delaware law could discourage takeover attempts and lead to management entrenchment.  Our certificate of incorporation and bylaws contain provisions that could have the effect of delaying or preventing changes in control or changes in our management without the consent of our board of directors.  These provisions include:

●	no cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;

●	a classified board of directors with three-year staggered terms, which may delay the ability of stockholders to change the membership of a majority of our board of directors;

●	the exclusive right of our board of directors to elect a director to fill any vacancies, which prevents stockholders from being able to fill vacancies on our board of directors;

●
the ability of our board of directors to determine to issue shares of preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;

●	a prohibition on stockholder action by written consent or electronic transmission, which forces stockholder action to be taken at an annual or special meeting of our stockholders;

●
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

●
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

Image Entertainment, Inc.

Our liquidity substantially depends on our ability to borrow against our revolving credit facility.  Our cash collections are deposited into a lockbox with PNC Bank N.A., the lender under our revolving credit facility effective June 23, 2011.  The deposited cash receipts are automatically swept to reduce our outstanding loan balance.  Currently, all of our operating working capital needs are financed through borrowings under our revolving credit facility.  If PNC does not provide funding under our revolving credit facility due to (i) the occurrence of an event of default, as defined in the loan agreement, (ii) non-compliance with our covenants, or (iii) our borrowing to the fullest extent of the line, our liquidity, business, results of operations and financial condition would be materially adversely affected.  Additionally, delays or any failure to collect our trade accounts receivable, upon which our borrowing availability is substantially based, would have a negative effect on our borrowing availability and liquidity.  If we are unable to obtain funding under our revolving credit facility, we would have to seek additional sources of financing, which may not be available on acceptable terms or at all.

Our credit facility contains covenants that may limit the way we conduct business.  Our $17.5 million credit facility with PNC contains various covenants limiting our ability to:

●	incur or guarantee additional indebtedness;
●	pay dividends and make other distributions;
●	pre-pay any subordinated indebtedness;
●	make investments and other restricted payments;
●	make capital expenditures;
●	enter into merger or acquisition transactions; and
●	sell assets.

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

Risks Related to the Merger Agreement

As discussed below in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Subsequent Event – RLJ Transaction,” on April 2, 2012 we entered into an Agreement and Plan of Merger with RLJ Acquisition, Inc. (or RLJ).  The negotiating execution and performance of that agreement subjects Image to additional risks including:

●	Diminution of management focus on our business.
●	Creation of uncertainty for our suppliers, customers and employees.
●	Significant transaction expenses.

Image will be subject to business uncertainties and contractual restrictions while the business combination is pending. Uncertainty about the effect of the business combination on employees and customers may have an adverse effect on RLJ, Image or Acorn Media Group, Inc. (or Acorn) and consequently on the combined company. These uncertainties may impair Image’s ability to retain and motivate key personnel and could cause suppliers, customers and others that deal with Image to defer entering into contracts with Image or making other decisions concerning Image or seek to change existing business relationships with Image. Certain of Image’s agreements with customers have provisions that may allow such customers to terminate the agreements if the business combination is completed. If key employees depart because of uncertainty about their future roles and the potential complexities of the business combination, Image’s business could be harmed. In addition, the Image merger agreement restricts Image from making certain acquisitions and taking other specified actions until the business combination occurs without the consent of the other party. These restrictions may prevent Image from pursuing attractive business opportunities that may arise prior to the completion of the business combination.

Image Entertainment, Inc.

The Image merger agreement limits Image’s ability to pursue alternatives to the business combination.  Image has agreed that it will not solicit, initiate, knowingly encourage or facilitate inquiries or proposals or engage in discussions or negotiations regarding takeover proposals, subject to limited exceptions, including that Image may take certain actions in the event it receives an unsolicited takeover proposal that constitutes a superior proposal or is reasonably expected to lead to a superior proposal, and the Image board determines in good faith, after consultation with its outside legal counsel, that a failure to take action with respect to such takeover proposal would be inconsistent with its fiduciary duties. Image has also agreed that the Image board will not change its recommendation to its stockholders or approve any alternative agreement, subject to limited exceptions, including that, at any time prior to the Image business combination approval, the Image board may make a change in recommendation in response to a superior proposal, if the Image board concludes in good faith that a failure to change its recommendation would be inconsistent with the exercise of its fiduciary duties to its stockholders under applicable laws and, if RLJ shall not have, within five (5) business days of its receipt of notice of such superior proposal, made an offer that the Image board shall determine, in good faith, to be at least as favorable to Image’s stockholders as such superior proposal. The Image merger agreement also requires each party to call, give notice of and hold a meeting of its stockholders for the purposes of obtaining the applicable stockholder approval. This special meeting requirement does not apply to a party in the event that the Image merger agreement is terminated in accordance with its terms. In addition, under specified circumstances, Image may be required to pay to RLJ an amount equal to RLJ’s aggregate expenses and a $1.62 million termination fee (depending on the specific circumstances) if the merger is not consummated and, if RLJ is required to pay a termination fee to Acorn under the Acorn purchase agreement, Image must pay one-half of such termination fee actually paid by RLJ to Acorn pursuant to the Acorn Purchase Agreement, not to exceed $500,000. These expenses would likely aggregate substantially more than the termination fee. These provisions might discourage a potential competing acquiror that might have an interest in acquiring all or a significant part of Image from considering or proposing an acquisition, even if it were prepared to pay consideration with a higher price per share than that proposed in the business combination, or might result in a potential competing acquiror proposing to pay a lower price per share to acquire Image than it might otherwise have been willing to pay.

In addition, if the business combination is not completed, RLJ and/or Image may experience negative reactions from the financial markets and from Image’s customers and employees. RLJ and Image also could be subject to litigation related to a failure to complete the mergers or to enforce their respective obligations under the Image merger agreement. If the mergers are not consummated, RLJ and Image cannot assure their respective stockholders that the risks described will not materially affect the business, financial results and stock prices of RLJ and/or Image.

Image has incurred and will continue to incur significant transaction costs in connection with the business combination.  Image expects that it will continue to incur significant, transaction-related costs in connection with consummating the business combination. Image will also incur significant fees and expenses relating to financing arrangements and legal, accounting and other transaction fees and costs associated with the business combination. Some of these costs are payable regardless of whether the business combination is completed. Moreover, under specified circumstances, Image may be required to pay to RLJ a termination fee of $1.62 million (depending on the specific circumstances) if the Image merger is not consummated. Image may also be required, under certain circumstances, to pay the out of pocket expenses of RLJ under the Image merger agreement. These expenses would likely aggregate substantially more than the termination fee.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

Image Entertainment, Inc.

ITEM 2.	PROPERTIES

Our headquarters are located in Chatsworth, California and consist of approximately 30,000 square feet leased on one floor of a multi-tenant building.  The monthly rent is approximately $46,000 per month, on a gross basis.  The office lease, as amended, has an initial 10-year term expiring June 30, 2014 with two five-year options.  In addition, we lease storage space in the building at a rate of approximately $4,600 per month.

We believe that our current office is adequate to meet our needs, and that additional facilities will be available for lease, if necessary, to meet our future needs.

ITEM 3.	LEGAL PROCEEDINGS

In the normal course of business, we are subject to proceedings, lawsuits and other claims, including proceedings under government laws and regulations relating to employment and tax matters.  While it is not possible to predict the outcome of these matters, it is the opinion of management, based on consultations with legal counsel, that the ultimate disposition of known proceedings will not have a material adverse effect on our financial condition, results of operations or liquidity.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

Image Entertainment, Inc.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

Fiscal Year Ended March 31, 2012	High	Low
Quarter ended June 30, 2011	$0.180	$0.160
Quarter ended September 30, 2011	$0.180	$0.071
Quarter ended December 31, 2011	$0.125	$0.030
Quarter ended March 31, 2012	$0.120	$0.040

Fiscal Year Ended March 31, 2011	High	Low
Quarter ended June 30, 2010	$0.240	$0.170
Quarter ended September 30, 2010	$0.250	$0.150
Quarter ended December 31, 2010	$0.200	$0.130
Quarter ended March 31, 2011	$0.220	$0.130

Stockholders

As of June 1, 2012, there were approximately 256,402,133 shares of our common stock issued and outstanding, which were held by 795 holders of record.  The number of holders of record does not include the number of persons whose stock is in nominee or “street name” accounts through brokers.

Dividend Policy

Except as described below, our loan agreement with PNC prohibits the payment of dividends.  For more information on these restrictions, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  We have never paid a cash dividend on our common stock, and we currently intend to retain all future earnings, if any, to fund development and growth of our business.

Under the terms of our Series B Cumulative Preferred Stock (or Series B Preferred), we are required to accrue dividends at a rate of 12% per year.  These dividends are accrued, but may not be declared and paid without PNC’s approval.  So long as any shares of Series B Preferred are outstanding and until all dividends on the Series B Preferred have been paid or declared and set aside for payment, we are prohibited from, among other things, declaring or paying any dividend (whether in cash or property) and from making any other distribution on any shares of our preferred stock or common stock.  Our ability to satisfy our dividend obligations, including making the payments described above, will depend upon our future operating performance and on economic, financial, competitive, and other factors, many of which may be beyond our control.

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

Overview

General

We are a leading independent licensee and distributor of home entertainment programming in North America.  Our discussion and analysis of our financial condition and results of operations is based on our single reporting segment, Worldwide Entertainment.

Our Worldwide Entertainment business consists of the acquisition, content enhancement and worldwide distribution of exclusive content in various formats, including DVD, Blu-ray, digital, broadcast (including cable and satellite), video-on-demand (or VOD), streaming video, downloading and sublicensing.

Revenue Sources

DVD and Blu-ray

Our primary source of revenues continues to be from the acquisition and distribution of exclusive content on DVD and Blu-ray, which accounted for approximately 74.9% and 84.2% of our consolidated net revenues in fiscal 2012 and 2011, respectively.

Digital and Broadcast

Revenues derived from the digital distribution of our exclusive content rights, while still relatively modest, continue to grow as a percentage of revenues.  Net revenues derived from digital distribution accounted for approximately 14.1% and 7.0% of our consolidated net revenue in fiscal 2012 and 2011, respectively.

In general, we have seen the strongest growth on the VOD and Subscription VOD (or SVOD) side, with steady growth on the electronic sell-through (or EST) side. This is consistent with consumer adoption trends. As retailers continue to offer consumer-friendly devices that make access to these on-demand services easier, including allowing consumption in the consumer’s home, we believe we are well-positioned to capture business in that growing distribution channel.  Broadcast sales includes all forms of television distribution, including the sales of our content across broadcast television, VOD and non-theatrical platforms.

We are a valued provider of digital content in several key content categories, including stand-up comedy, long-form music, titles filmed for the IMAX format and feature films.  Many of our titles have consistently made top rental charts on key retail sites. We have also experienced increased revenue streams from advertising-supported models like Hulu and YouTube, which have been promising, especially for catalogue product.

Domestic consumption of mobile video has been concentrated in more channel-oriented content like Sprint Movies, FloTV, ESPN and CNN. While some genre-based subscription channels exist, the mobile network has not yet been able to provide a true broadband experience, and in turn mobile video growth has not yet met industry projections. We currently provide programming to two mobile aggregators who manage channels on all four major mobile carriers. Certain programs have had success, but the overall number of available programs is relatively small and our revenue expectations are modest.

Image Entertainment, Inc.

Sublicensing and Other

We continue our efforts to acquire more programming with international rights.  Revenues derived outside the U.S. and Canada primarily represent proceeds from sublicenses with Universal Music Group International, BET International, Warner Music Australia and Universal Pictures Australia for their distribution of our exclusive content.  Music-related DVDs have performed well for us internationally.  To date, most of the feature films we have acquired do not include international rights.  However, we continue our efforts to acquire more programming with international rights.  When appropriate, we now seek the greatest variety of distribution rights regarding acquired content in the greatest variety of formats, including DVD, Blu-ray, broadcast, VOD and digital, for both domestic and international use.  This will allow us to further diversify revenue streams.

We also derive modest revenues from theatrical and non-theatrical revenue streams.

Cost Structure

Our most significant costs and cash expenditures relate to acquiring content for exclusive distribution.  Additionally, we incurred substantial legal, investment banking and other expenses during fiscal 2012 related to the RLJ Acquisition, Inc. (or RLJ) transaction and during fiscal 2011 related to the Madacy Entertainment US, Inc. (or Madacy) and Sony Pictures Home Entertainment Inc. (or SPHE) transactions described below.

We acquire primarily North American distribution rights to completed feature films while maintaining our focus on acquiring distribution rights to genres that have been successful in the past.  We continue to seek early trend opportunities in advance of mainstream acceptance in an effort to keep acquisition costs lower by bringing titles to market before spikes in demand drive up acquisition costs.

We generally acquire programming through exclusive license/distribution agreements, under which we either pay royalties or receive distribution fees and pay net profits after recoupment of our upfront costs.  Upon entering into a typical license (royalty) agreement, we pay, as an advance, royalties which normally become due to the content supplier 45 days following the quarter in which the sale of the title to our retail customers has occurred.  Under a typical exclusive distribution agreement, we may pay upfront fees, which are expressed as advances against future net profits, or we may pay for the cost of the content’s production in advance.

In addition to advances, upfront fees and production costs, the other significant costs we incur are:

●	DVD/Blu-ray replication;
●	packaging;
●	advertising, promotion, and market development funds provided to retail customers;
●	domestic shipping costs from self-distribution of exclusive content;
●	personnel; and
●	music publishing on exclusive music-related DVD/Blu-ray and CD titles.

We focus on achieving long-term, sustainable growth and profitability.  We also seek to improve our cash flow position in order to continue funding operations and licensing, or entering into exclusive distribution agreements, for high-quality entertainment content.

Fiscal 2012 Financial Highlights and Subsequent Event

●
Consolidated net revenues increased 12.5% to $100,086,000 for fiscal 2012, from $88,959,000 for fiscal 2011, primarily due to the performance of high-profile new releases The Double, The Way Back and Beneath the Darkness as well as the Blu-ray release of many of The Criterion Collection titles.

o	Packaged goods (DVD and Blu-ray) net revenues increased slightly to $75,000,000, from $74,924,000.
o	Digital distribution net revenues increased 125.2% to $14,092,000, from $6,258,000.

Image Entertainment, Inc.

o	Broadcast net revenues increased 31.8% to $7,854,000, from $5,961,000.
o	Other net revenues, including theatrical and non-theatrical, increased 72.9% to $3,140,000, from $1,816,000.

●
Consolidated gross profit margin decreased slightly to 22.8% for fiscal 2012, compared to 23.0% for fiscal 2011, primarily as a result of higher levels of budget line product in Walmart and Target, which generally carry a lower margin.

●
Consolidated selling expenses were $8,195,000 for fiscal 2012 compared to $6,326,000 for fiscal 2011, primarily due to higher advertising and promotional expenses associated with our high-profile new releases.  See “Results of Operations—Selling Expense” below.

●
Consolidated general and administrative expenses were $15,733,000 for fiscal 2012, up from $13,482,000 for fiscal 2011, primarily due to higher legal and consulting fees associated with the pending RLJ transaction  that were partially offset by lower depreciation and bad debt expense.  See “Results of Operations—General and Administrative Expense” below.

●	Noncash interest expense related to amortization of debt discount and deferred financing costs totaled $597,000, for fiscal 2012, up 52.3% from $392,000 for fiscal 2011.

●
Our net loss applicable to common shareholders for fiscal 2012 was $3,184,000 ($0.01 per diluted share), compared to a net loss applicable to common shareholders of $1,575,000 ($0.01 per diluted share) for fiscal 2011, primarily because of costs attributable to the RLJ transaction.

●	On April 2, 2012, we entered into an agreement and plan of merger with RLJ Acquisition, Inc.

The highlights above and the discussion below are intended to identify some of our more significant results and transactions during our fiscal year ended March 31, 2012 and subsequent, and should be read in conjunction with the related discussions in this Annual Report, including below under “Liquidity and Capital Resources” and “Results of Operations” and our consolidated financial statements and footnotes included in Item 8.

Liquidity and Capital Resources

Working Capital

At March 31, 2012, we had a working capital deficit of $6.4 million, which unfavorably compares to a working capital deficit of $3.4 million at March 31, 2011.

Our working capital has historically been generated from the following sources:
●	operating cash flows;
●	availability under our revolving credit facility;
●	private placement of debt and equity instruments;
●	advances from our disc manufacturer, sublicensors, subdistributors; and
●	trade credit.

The more significant factors affecting cash used in our operating and financing activities during fiscal 2012 were:

●	increased royalties and distribution fee advances for exclusive content of $5.6 million;
●	increased production cost expenditures of $3.5 million;
●	repayment of manufacturing advance of $2.5 million;
●	decreased deferred revenue of $1.9 million;
●	increased inventories of $1.8 million; and
●	increased accounts receivable of $1.3 million.

Image Entertainment, Inc.

The more significant factors affecting cash provided by our operating and financing activities during fiscal 2012 were:

●	increase in borrowings under our revolving credit facility of $6.8 million; and
●	increased accounts payable of approximately $1.3 million.

During fiscal 2012, we maintained our overall liquidity and financial condition because, among other things, we continued to work with SPHE to reduce our outstanding accounts receivable and we improved our borrowing availability as a result of amending our revolving credit facility with PNC Bank, N.A., which specifically (i) decreased the availability block, (ii) increased the availability from broadcast and digital receivables, and (iii) increased the credit support provided to PNC by JH Partners.  We also continue to benefit from the cost reduction plan initiated in the latter half of fiscal 2010.  These improvements in liquidity enabled Image to increase its investment in high-profile content (including Radio Rebel (starring Debby Ryan), Paul Rodriguez: Just for the Record, Note to Self (starring Christian Keys, Letoya Luckett), Love Buddies (starring Tatyana Ali, Keith Robinson), The Heart of Christmas (starring Candace Cameron Bure, George Newbern) and a program by David E. Talbert, You Can’t Choose Family) not released in fiscal 2012.  Should the transaction contemplated with RLJ Acquisition, Inc. not be consummated, Image will continue to focus on exploiting the value of our 4,000 title catalog, continue to make strategic acquisition of new products and remain committed to pursuing business combinations to maximize shareholder value.  Image has several options to improve liquidity for product acquisition, which include (i) seek new cash infusion/added credit enhancements from our major shareholder, JH Partners, (ii) renegotiate terms with key suppliers/distributors, and (iii) further outsource non-core activities.  Management cannot provide any assurance that we will be able to execute the options described above.

Capital Resources

Cash.  As of March 31, 2012, we had cash of $368,000, as compared to $333,000 as of March 31, 2011.

Borrowing Availability.  At March 31, 2012, our borrowing availability was $2.7 million ($4.1 million based upon eligible accounts receivable less the $1.35 million availability block).

Revolving Credit Facility.  During a portion of the fiscal year ended March 31, 2012 (until June 23, 2011), we had a revolving credit facility with Wells Fargo Capital Finance, LLC, as successor by merger to Wachovia Capital Finance Corporation (Western), (or Wells Fargo) for up to $15 million (reduced from $20 million on February 1, 2011), and since June 23, 2011, we have replaced the Wells Fargo credit facility with a revolving credit facility with PNC Bank, N.A.  The term of our Wells credit facility would have matured on July 31, 2011; however, on June 23, 2011, we entered into our three-year PNC credit facility and repaid and terminated our Wells credit facility.  The PNC credit facility provides for up to a $17.5 million revolving line of credit commitment including a letter of credit subfacility with a $1.5 million sublimit.  Advances under the PNC credit facility generally are limited to the total of: (i) 85% of eligible accounts receivable; (ii) 60% of eligible inventory (with an inventory sublimit of 25% of the borrowing base); and (iii) the lesser of $3 million or the amount of certain letters of credit provided by one or more affiliates of JH Partners, LLC.  The reserve against the borrowing base, or availability block, may be reduced upon meeting certain terms and conditions at PNC’s discretion.  In addition, the amount of outstanding credit under the PNC credit facility is capped at $5 million during a 30-day clean-up period annually between January 1 and April 30, with such period to commence each year on a date we select.  This clean-up period was waived by PNC for calendar year 2012.

We were in compliance with all financial and operating covenants under the Wells credit facility at June 23, 2011 and are in compliance with all financial and operating covenants under our PNC credit facility at March 31, 2012.  These covenants are measured at various times through-out the year, and while we believe we will be in compliance with all financial and operating covenants at those dates, given our current liquidity constraints there can be no assurance that we will continue to be in compliance.

Disc Replication Advance.  SPHE manufactures our tangible goods, including DVDs and Blu-ray discs.  On September 8, 2010, we received an interest-free $2.5 million advance against future manufacturing from SPHE, to be repaid at $0.15 per disc manufactured until the advance is repaid.  In November 2011, the advance was repaid in full.

Results of Operations

Net Revenues

Net revenues for fiscal 2012 were $100,086,000, compared with $88,959,000 for fiscal 2011.  The increase in net revenues for fiscal 2012 as compared to fiscal 2011 was primarily due to the performance of high-profile new releases The Double, The Way Back and Beneath the Darkness as well as the Blu-ray release of many of The Criterion Collection titles.  Sublicensing and other revenues in the table below includes sublicensing, theatrical and non-theatrical revenue streams.

Image Entertainment, Inc.

Net Revenue by Format:

	Fiscal Year Ended March 31,
	2012	2011	% Change
	(in thousands)
Packaged Goods (DVD & Blu-ray)	$75,000	$74,924	0.1%
Digital	14,092	6,258	125.2
Broadcast	7,854	5,961	31.8
Sublicensing and Other	3,140	1,816	72.9
Net Revenues	$100,086	$88,959	12.5%

As a percentage of net revenues:
Packaged Goods (DVD & Blu-ray)	74.9	84.2%
Digital	14.1	7.0
Broadcast	7.8	6.7
Sublicensing and Other	3.1	2.1
	100.0%	100.0%

In fiscal 2012, Walmart and AEC each accounted for approximately 11% of our net revenues.  In fiscal 2011, Amazon.com and AEC each accounted for approximately 16% of our net revenues.  Our top five customers accounted for over 45% of our fiscal 2012 net revenues.  Our top performing 30 new release titles for fiscal 2012 and fiscal 2011 generated net revenues of $24.5 million and $17.5 million, respectively.  Our 30 top performing titles, whether initially released in the fiscal year or in prior fiscal years, generated net revenues of $28 million and $21.8 million in fiscal 2012 and fiscal 2011, respectively.

Cost of Sales

Our consolidated cost of sales for fiscal 2012 was $77,234,000, or 77.2% of net revenues, compared to $68,480,000, or 77.0% of net revenues, for fiscal 2011.  The minimal fluctuation in consolidated cost of sales as percentage of consolidated net revenue between the two years is discussed in Gross Profit below.

Gross Profit

Our consolidated gross profit for fiscal 2012 was $22,852,000, or 22.8% of consolidated net revenues, compared to $20,479,000, or 23.0% of consolidated net revenues, for fiscal 2011, primarily as a result of higher pricing discounts and market development funds provided to customers as well as higher freight and fulfillment costs from budget line product, partially offset by changes in product mix by format and lower manufacturing and production costs.

Items affecting our gross profit included:

●	the sales mix of individual titles (because each of our exclusive agreements has differing terms);

●	the strength of a title’s sales performance;

●	the selling price of a title;

●	the costs that we are responsible for, including disc manufacturing and distribution costs; and

●	third-party net profit participations, specifically the royalty rates, distribution fees retained and profit splits inherent in the agreements.

A reconciliation of the factors contributing to the decrease in gross profit percentage for fiscal 2012 of 22.8% from fiscal 2011 of 23.0% follows:

3.2%	Lower manufacturing costs and changes in product and format mix
0.7	Lower production costs
(1.7)	Higher freight and fulfillment expenses
(2.4)	Higher pricing discounts and market development funds provided to customers
(0.2)%	Change in gross profit

Image Entertainment, Inc.

Selling Expenses

Selling expenses for fiscal 2012 were $8,195,000 compared to $6,326,000 for fiscal 2011 and, as a percentage of consolidated net revenues, increased to 8.2% from 7.1% for fiscal 2011.  This increase was primarily due to advertising and promotional expenses associated with our high-profile new releases.

General and Administrative Expenses

General and administrative expenses for fiscal 2012 were $15,733,000 compared to $13,482,000 for fiscal 2011 and, as a percentage of consolidated net revenues, increased slightly to 15.7% from 15.2% for fiscal 2011, primarily due to legal and consulting fees associated with merger and acquisition activity, including the pending RLJ transaction.

More specifically, the increase in general and administrative expenses was due to the following:

●	$1.4 million higher external legal fees associated with merger activities with Acorn Media and RLJ;
●	$682,000 higher stock compensation expense;
●	$279,000 higher personnel costs;
●	$275,000 higher amortization of intangibles;
●	$199,000 higher consulting fees; and
●	$152,000 higher external management fees.

Offsetting the above expense increases were:

●	$572,000 lower bad debt expense; and
●	$257,000 lower depreciation costs.

Other Expenses/Income

Other Expenses/Income consisted of interest expense, change in fair value of noncontrolling interest and other income.

Interest Expense

	2012	2011	% Change
	(in thousands)
Noncash amortization of debt discount	$227	$123	84.6%
Noncash amortization of deferred financing costs	370	268	38.1
Interest expense, net of interest income	480	400	20.0
Interest expense, net	$1,077	$791	36.2%

As a percentage of net revenues	1.1%	0.9%	0.2%

Interest expense, net, for fiscal 2012 increased as compared to fiscal 2011 primarily as a result of increased interest-bearing debt levels.  Net noncash charges to interest expense, representing amortization of the SPHE manufacturing advance debt discount and deferred financing costs, for fiscal 2012 and 2011, totaled $597,000 and $392,000, respectively.  See “Note 6—Long-Term Debt” for more information on the amortization and deferred financing costs.

Change in Fair Value of Noncontrolling Interest

The change in fair value of noncontrolling interest due to the valuation of the mandatorily redeemable right to purchase the Image/Madacy Home Entertainment, LLC (or IMHE) Noncontrolling Interest resulted in income of $2,103,000 in fiscal 2012 and expense of $526,000 in fiscal 2011.  The decrease in value is primarily attributable to lower projected revenues as a result of changes in the business environment.

Image Entertainment, Inc.

Other Income

Other income of $72,000 for fiscal 2012 resulted from the change in fair value of the stock warrant liability.

Other income of $2,386,000 for fiscal 2011 primarily consisted of $2,370,000 resulting from the change in fair values of the stock warrant liability and purchase rights.

Summary of Significant Costs Related to Proposed RLJ Transaction

During the three months and fiscal year ended March 31, 2012 significant costs were incurred as a result of the proposed RLJ Transaction.  A summary of these costs, by category, is outlined as follows:

(In thousands)	Three Months Ended March 31, 2012	Fiscal Year Ended March 31, 2012
Legal related costs	$777	$1,952
Financial due diligence costs	91	187
Fairness opinion fees	193	193
Bank related fees	—	50
Library valuation fees	—	100
Other costs	48	118
Total costs related to proposed RLJ Transaction	$1,109	$2,600

Income Taxes

We have recorded state income and franchise taxes for fiscal 2012 and 2011.

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

As of March 31, 2012, we had NOL carryforwards for federal and state income tax purposes of $40.8 million and $29.3 million, respectively; however, due to the limitations on the utilization of the federal and state NOL carryforwards as a result of the change in ownership that occurred during 2010, the maximum NOL carryforwards that may be available to offset future taxable income through 2031 were reduced to $16.3 million and $20.2 million, respectively.

Subsequent Event

RLJ Transaction

On April 2, 2012, RLJ Acquisition, Inc., which we refer to as RLJ, and Image entered into an Agreement and Plan of Merger, which we refer to as the merger agreement.  Concurrently with the execution of the merger agreement, RLJ, Acorn Media Group, Inc. (or Acorn), and the shareholders of Acorn entered into a stock purchase agreement, which we refer as the Acorn purchase agreement.  At the closing of the transactions contemplated by the merger agreement and the Acorn purchase agreement, each of Image and Acorn will be wholly owned subsidiaries of RLJ Entertainment, Inc.  After the completion of the proposed business combination contemplated by the merger agreement and the Acorn purchase agreement, the current stockholders of Image and Acorn will own approximately 11% and 5%, respectively, of a new combined company, RLJ Entertainment, Inc., which we refer to as RLJ Entertainment, and the current stockholders of RLJ will own approximately 84% of RLJ Entertainment, assuming that none of the RLJ stockholders exercise rights to redeem the RLJ stock they hold (as described below). RLJ Entertainment is expected to apply to list its shares on The Nasdaq Stock Market.  The purchase consideration for Image shareholders is valued at approximately $44.0 million.  The purchase consideration includes $22.6 million in cash and notes to purchase the Series B Preferred Stock of Image and RLJ Entertainment common stock valued at approximately $21.4 million in exchange for the outstanding common shares of Image.

Image Entertainment, Inc.

Merger Agreement

At the closing of the merger transaction, the outstanding shares of Image common stock (excluding dissenting shares) will be automatically converted, into the right to receive a total of 2,289,000 shares of common stock of RLJ Entertainment, subject to reduction by up to 150,000 shares depending on the amount of transaction costs incurred by Image.

Pursuant to the preferred stock purchase agreement described below, all shares of the Series B Preferred Stock of Image will be purchased by RLJ immediately prior to the consummation of the merger transaction. The aggregate purchase price for the preferred stock is $22,600,000.  As a result of the merger transaction, each share of the Series B Preferred Stock of Image will be canceled, without conversion, payment, or distribution.

At the closing of the merger transaction, each share of RLJ common stock will be automatically converted into one share of common stock of RLJ Entertainment. Each warrant held by RLJ stockholders to purchase shares of RLJ common stock will convert into a right to acquire an equal number of shares of common stock of RLJ Entertainment on the same contractual terms and conditions as were in effect immediately prior to the closing of the merger transaction.

In connection with the merger transactions, the holders of 13,622,664 shares of common stock of RLJ may effect redemption of their shares of common stock of RLJ for cash in an amount equal to their pro rata share of the aggregate amount on deposit in a trust account holding the proceeds of RLJ’s initial public offering.  RLJ has no specified maximum redemption threshold; however, RLJ will not redeem its shares in an amount that would cause its stockholders’ equity to be less than $5,000,001.

Representations and Warranties

Image has made customary representations and warranties in the Merger Agreement relating to, among other things, its organization, capitalization, financial statements, absence of certain changes, and Image’s public filings with the SEC. Similarly, RLJ has made customary representations and warranties in the Merger Agreement relating to, among other things, its organization, capitalization, financial statements, absence of certain changes, and RLJ’s public filings with the SEC.

Conditions to Completion of the Merger Transaction

Consummation of the merger transaction is subject to customary conditions, including receipt of any necessary governmental or third party consents. Consummation of the merger transaction is also subject to other conditions, including (i) the registration statement of RLJ Entertainment on Form S-4, which will include a joint proxy statement of Image and RLJ, having been declared effective by the SEC, (ii) the stockholders of Image and RLJ having approved and adopted the merger agreement, (iii) absence of a governmental order that would make the merger transaction illegal, (iv) the Acorn purchase agreement having not been terminated and the conditions to the consummation of the Acorn Transaction having been satisfied, and (v) RLJ having an aggregate of at least $92,000,000 available in cash.

Additionally, closing of the merger transaction is conditioned upon, among other things, (i) no material adverse change of Image or RLJ, (ii) certain stockholders of Image having contributed an aggregate of up to 35,401,977 shares of Image common stock to Image, (iii) the consummation of the Preferred Stock purchase, and (iv) RLJ SPAC Acquisition, LLC having contributed 792,739 shares of common stock of RLJ and warrants to purchase 1,000,000 shares of common stock of RLJ to RLJ.

Stockholder Meetings

Pursuant to the terms of the Merger Agreement, each of RLJ and Image is required to promptly call a meeting of its stockholders for the purpose of voting upon the merger agreement. Pursuant to the support agreement described below, JH Partners Evergreen Fund, LP, JH Investment Partners III, LP and JH Investment Partners GP Fund III, LLC (which we refer to as the JH Entities), the controlling stockholders of Image, have agreed to vote the Image shares they control, directly or indirectly, in favor of the merger.  In connection with the initial public offering of RLJ, the RLJ initial stockholders agreed to vote all of their shares of RLJ common stock, which shares constitute approximately 20% of RLJ’s outstanding shares of common stock, for the Merger Transaction.

Image Entertainment, Inc.

Registration Statement

The Merger Agreement provides that RLJ Entertainment will prepare and file with the SEC a registration statement on Form S-4 in connection with the registration of the shares and warrants of RLJ Entertainment to be issued pursuant to the Merger Agreement and the Acorn Purchase Agreement, which registration statement will include a proxy statement of each of Image and RLJ to be sent to the stockholders of RLJ and Image. RLJ, Image and RLJ Entertainment are required to use their reasonable efforts to have such registration statement declared effective as promptly as practicable thereafter.

Termination of the Merger Agreement

The Merger Agreement may be terminated prior to consummation of the merger transaction by mutual consent of the parties. In addition, the Merger Agreement may be terminated: (i) by either party (A) if the merger has not closed by November 22, 2012; (B) if the consummation of the merger becomes illegal or otherwise prohibited by law, (C) in the event of a breach of a representation, warranty, covenant or agreement by the other party, if such breach is not cured within thirty days after notice of such breach by the non-breaching party; (D) if the merger is not approved and adopted by the stockholders of either RLJ or Image; (ii) by RLJ upon certain “triggering events”, which include, among other things, withdrawal, modification and changes by the board of directors of Image of the recommendation to the stockholders of Image in a manner adverse to RLJ or recommendation by the board of directors of Image of a competing transaction to the stockholders of Image; and (iii) upon written notice by Image, at any time prior to approval by the Image stockholders of the Merger Agreement, to enter into a definitive agreement with respect to a superior proposal.

Expenses and Termination Fee

The merger agreement provides that each party will be responsible for its own costs in connection with the Merger, except that Image and RLJ will each pay half of the expenses relating to certain enumerated costs, including the preparation, filing and mailing of the registration statement and joint proxy statement.
Image must pay a termination fee of $1,620,000 plus RLJ’s expenses, if:

●	RLJ terminates the merger agreement pursuant to a “triggering event” as described above;

●
either party terminates the merger agreement pursuant to a failure by the stockholders of Image to approve the merger agreement, and prior to such failure to approve, a competing transaction with respect to Image was publicly announced; or

●	Image terminates the merger agreement pursuant to a provision allowing termination in order for Image to accept a superior proposal.

In addition, if RLJ is required to pay a termination fee to Acorn under the Acorn purchase agreement, Image must pay one-half of such termination fee actually paid by RLJ to Acorn pursuant to the Acorn Purchase Agreement, not to exceed $500,000.

If the merger agreement is terminated, Image will have virtually no recourse against RLJ because under the terms of the merger agreement, Image waived any right to any amount held in the trust account established pursuant to the Investment Management Trust Agreement, dated as of February 22, 2011, by and between RLJ and Continental Stock Transfer & Trust Co., and it has agreed not to make any claim against any funds in the Trust Account.  RLJ does not have any material assets that are not part of the trust account.

The merger agreement and other related transaction documents provide information regarding their terms.  They are not intended to provide any other factual information about Image or the other parties thereto.  The assertions embodied in representations and warranties by Image and RLJ contained in the merger agreement or the parties to other agreements are qualified by information in the disclosure schedules provided by Image and RLJ in connection with the signing of the merger agreement.  These disclosure schedules contain information that modifies, qualifies and creates exceptions to the representations and warranties set forth in the merger agreement.  Moreover, certain representations and warranties in the merger agreement and other agreements were used for the purpose of allocating risk between the parties thereto, rather than establishing matters as facts.  Accordingly, investors and security holders should not rely on the representations and warranties in the merger agreement and other agreements as characterizations of the actual state of facts about Image or RLJ.

Image Entertainment, Inc.

Series B Preferred Stock Purchase Agreement

In connection with the merger, RLJ entered into a preferred stock purchase agreement with the holders of the shares of Series B Preferred Stock of Image pursuant to which those holders will sell all of the outstanding shares of preferred stock to RLJ at an aggregate purchase price of $22,600,000. Certain preferred holders will receive only cash in the aggregate amount of $600,000 allocated pro rata among such preferred holders.  The remaining preferred holders will receive $22,000,000, comprised of cash and subordinated promissory notes of RLJ Entertainment in amounts to be determined by the amount of cash available to RLJ at the closing of the Merger Agreement.  The holders of preferred stock waived all rights to accrued but unpaid dividends on the preferred stock.  In connection with the closing of the merger, the preferred stock will be canceled and cease to be outstanding.

The Preferred Holders and RLJ have made customary representations and warranties in the Preferred Stock purchase agreement.

RLJ has agreed to provide registration rights to certain of the preferred stockholders.  Each such stockholder is entitled to demand registration on Form S-3 of the shares of common stock of RLJ Entertainment being receiving by them pursuant to the merger transactions, no more than twice, commencing nine months after the closing of the merger agreement and otherwise pursuant to the terms of a registration rights agreement to be entered into by RLJ Entertainment and the applicable stockholders at the closing of the Merger Agreement.

Subordinated Promissory Notes

The subordinated promissory notes of RLJ Entertainment issued pursuant to the Preferred Stock purchase agreement will be unsecured, bear interest at the rate of 12% per annum (increasing to 14% per annum during the continuance of an event of default), and accrued interest for each calendar year will be due and payable on May 15 of the following calendar year, and at maturity.  A minimum of 5.4% per annum of interest will be payable in cash on each interest payment date, and additional cash interest may be paid, at RLJ Entertainment’s discretion, under certain circumstances.  Any interest which is not paid in cash will be payable through the issuance of additional subordinated promissory notes, or, at the holder’s option, in shares of common stock of RLJ Entertainment valued at their market price at or about the time of issuance of such common stock of RLJ Entertainment.  The principal of the subordinated promissory notes will be due and payable in a single payment on the earlier of the sixth anniversary of issuance, one year from the original stated maturity date of RLJ Entertainment’s senior secured debt, or upon a change of control of RLJ Entertainment.  The subordinated promissory notes will be subordinated to the prior payment in full of RLJ Entertainment’s senior secured debt and may be further subordinated to additional indebtedness which RLJ Entertainment may incur from time to time, subject to satisfaction of certain financial tests.

Support Agreement

In connection with the Merger, RLJ also entered into a stockholder support agreement with affiliates of JH Partners which collectively own approximately 70% of the outstanding shares of Image common stock.  Pursuant to the terms of the Support Agreement, these stockholders agreed to vote all Image shares they hold (i) in favor of the approval and adoption of the merger agreement and approval of the merger transaction, (ii) against any action, agreement or transaction or proposal (including any competing transaction) that would result in a breach of any covenant, representation or warranty or any other obligation or agreement of Image under the merger agreement or that could result in any of the conditions to Image’s obligations under the merger agreement not being fulfilled, and (iii) in favor of any other matter necessary to the consummation of the merger transaction considered and voted upon by the stockholders of Image.

Share Contribution Agreement

In connection with the merger agreement, Image entered into a share contribution agreement with specified Image stockholders, pursuant to which they agreed to contribute to Image up to an aggregate 35,401,977 shares of Image common stock to be cancelled immediately prior to the effective time of the Merger Transaction.

Management Escrow

In connection with the Merger Transaction, on the date of the Merger Agreement, three members of Image management, Messrs. Green, Hyde and Avagliano, entered into an escrow agreement with the affiliates of JH Partners, pursuant to which the individuals will contribute an aggregate 100,000 shares of common stock of RLJ Entertainment received in the Image merger to an escrow fund.  At the completion of the 18-month escrow period, if specified conditions have been satisfied, the escrow shares will remain with the individuals in the same proportions as the escrow shares were contributed.   If the conditions are not satisfied, the Escrow Shares will be forfeited to the JH Entities.

Image Entertainment, Inc.

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

Revenue Recognition.  We recognize revenues from home video distribution net of an allowance for estimated returns, as well as related costs, in the period in which the product is available for sale by our customers (at the point that title and risk of loss transfer to the customer, which is generally upon receipt by the customer, and in the case of new releases, after “street date” restrictions lapse).  Rental revenue under revenue sharing arrangements are recognized when we are entitled to receipts and such receipts are determinable.  We recognize revenues from domestic and international broadcast licensing and home video sublicensing, as well as associated costs, when the titles are available to the licensee and other recognition requirements are met.  We defer fees received in advance of availability, usually in the case of advances received from Universal Music Group International, Warner Music Australia and other international home video sublicensees, and for broadcast, until other revenue recognition requirements have been satisfied.  Provisions for uncollectible accounts receivable are provided at the time of sale.  As of March 31, 2012, deferred revenue totaled $3,468,000, down 35% from March 31, 2011.

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

We base our estimates of ultimate revenue for each title on the historical performance of that title, similar titles and specific genre performance.  We attempt to reflect in our estimates the most current available information on the title.  We update such estimates based upon the actual results of each format’s revenue performance.  Estimates of ultimate revenues on a title-by-title basis are subject to substantial uncertainty.  Factors affecting future actual performance include focus from the sales and marketing department (including advertising, promotions and price reductions), availability of retail shelf space, retail customer product placement and advertising, maintenance of adequate inventory levels, concert touring by the artist in the case of music-related titles, retail sell-through, and ultimately continued end-user consumer demand.  Any of the above factors can contribute to a title’s actual performance exceeding or failing to meet our pre-release expectations of ultimate revenues.  Overestimation of ultimate revenues would cause unamortized costs to be amortized at a slower rate or a delay in adjusting costs to their fair value until such time estimates are reduced, causing unamortized costs to be overstated and increased amortization of costs in a later period.  Underestimation of ultimate revenues would cause unamortized costs to be amortized more quickly until ultimate revenue estimates are increased, causing unamortized costs to be understated and decreased amortization of costs in a later period.

Image Entertainment, Inc.

Inventory Valuation.  We evaluate our ending inventories for excess quantities and obsolescence.  This evaluation includes analysis of historical sales levels by title, format and genre, and projections of future demand.  In addition, we write down inventories that are considered obsolete or overstocked.  Remaining inventory balances are adjusted to approximate the lower-of-cost or market value, and result in a new basis in such inventory until sold.  If future demand or market conditions are less favorable than our projections, additional inventory write-downs may be required, and would be reflected in cost of sales in the period the revision is made.  Future demand will be dependent upon the continued retail customer acceptance of our content, future demand by end-user consumers, advertising, promotions and price reductions, market conditions (either favorable or unfavorable) and future warehouse storage limitations.  Should projections of future inventory demand be overstated, the value of inventory would be overstated and current cost of sales understated, with future cost of sales overstated.  Conversely, should projections of future demand be understated, the value of inventory would be understated and the current cost of sales overstated, with future cost of sales understated.

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

Valuation of Deferred Income Tax Assets.  Income taxes are accounted for under the asset and liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  We must assess the likelihood that our deferred tax assets will be recovered from future taxable income, and to the extent that it is more likely than not that such deferred tax assets will not be realized, we must establish a valuation allowance.  The establishment, or increase, of a valuation allowance increases income tax expense for such year. We have a valuation allowance against 100% of our net deferred tax assets, which are comprised primarily of NOL carryforwards. Even though we have fully reserved these net deferred tax assets for book purposes, we would still be able to utilize them to reduce future income taxes payable should we have future earnings.  To the extent such deferred tax assets relate to NOL carryforwards, the ability to use such NOLs against future earnings will be subject to applicable carryforward periods. As of March 31, 2012, we had NOL carryforwards for federal and state tax purposes of $13.4 million and $17.6 million, respectively, which may be available to offset taxable income through 2031.  These amounts available reflect the limitations in the utilization of our NOL carryforwards as a result of a change in ownership that occurred during the year ended March 31, 2010.

Image Entertainment, Inc.

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

Recently Issued Accounting Standards.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This Update resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.”  ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011. The adoption of ASC No. 2011-04 is not expected to have a material effect on Image’s financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This Update requires that all nonowner changes in shareholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements, eliminating the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity. ASU No. 2011-05 is effective for interim and annual periods beginning after December 15, 2011, on a retrospective basis. Image is currently evaluating the effect of ASC No. 2011-05, however, the adoption is not expected to have a material effect on its financial statements.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles - Goodwill and Other (Topic 350), Testing Goodwill for Impairment, which permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit's fair value is less than its carrying value before applying the two-step goodwill impairment model that is currently in place. If it is determined through the qualitative assessment that a reporting unit's fair value is more likely than not greater than its carrying value, the remaining impairment steps would be unnecessary. The qualitative assessment is optional, allowing companies to go directly to the quantitative assessment. ASU No. 2011-08 is effective for annual and interim goodwill impairment tests performed in fiscal years beginning after December 15, 2011, however, early adoption is permitted. The adoption of ASC No. 2011-08 is not expected to have a material effect on Image’s financial statements.

In December 2011, the FASB issued ASU No, 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities, which reconciles the differences in the requirements for offsetting assets and liabilities in the presentation of financial statements prepared in accordance with U.S. GAAP and financial statements prepared in accordance with International Financial Reporting Standards (IFRS) that made comparability of those statements difficult.  The objective of ASU No. 2011-11 is to facilitate comparison between those financial statements, specifically within the scope instruments and transaction eligible for offset in the form of derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements.  This update is effective for annual reporting periods beginning on or after January 1, 2013 and interim periods within that fiscal year. The adoption of ASC No. 2011-11 is not expected to have a material effect on Image’s financial statements as Image does not currently enter into any right of offset arrangements.

Image Entertainment, Inc.

In December 2011, the FASB issued ASU No. 2011- 12, Comprehensive Income – Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, which defers changes in ASC No. 2011-05 that relate to the presentation of reclassification adjustments. ASU No. 2011-12 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  The adoption of ASU No. 2011-12 is not expected to have a material effect on Image’s financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates and foreign currency exchange rates.  We are exposed to market risk in the ordinary course of our business, including interest rates and foreign currency exchange rates.

Interest Rate Fluctuation Risk

At March 31, 2012 and 2011, approximately $12.9 million and $6.1 million, respectively, of our outstanding borrowings were subject to changes in interest rates.  We do not use derivatives to manage this risk.  This exposure is primarily linked to the Prime Rate and LIBOR.

Management believes that moderate changes in the Prime Rate or LIBOR would not materially affect our operating results or financial condition.  For example, a 10.0% increase in fiscal year end interest rates would have resulted in (i) an approximate $65,000 annual increase in pre-tax loss based upon our outstanding borrowings at March 31, 2012 and (ii) an approximate $29,000 annual effect on pre-tax loss based upon our outstanding borrowings at March 31, 2011.

Foreign Exchange Rate Fluctuation Risk

At March 31, 2012 and 2011, our accounts receivable related to international distribution and denominated in foreign currencies were minimal.  These receivables are subject to future foreign exchange rate risk and could become significant in the future.  We distribute some of our exclusive content (for which we hold international distribution rights) internationally through sublicensees.  Additionally, we exploit international broadcast rights to some of our exclusive entertainment programming (for which we hold international broadcast rights).  Management believes that moderate changes in foreign exchange rates will not materially affect our operating results or financial condition.  To date, we have not entered into foreign currency exchange contracts.

Image Entertainment, Inc.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Image Entertainment, Inc.

IMAGE ENTERTAINMENT, INC. AND SUBSIDIARIES
Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Image Entertainment, Inc.
Chatsworth, California

We have audited the consolidated balance sheets of Image Entertainment, Inc. and Subsidiaries (the Company) as of March 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended March 31, 2012. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Image Entertainment, Inc. and Subsidiaries as of March 31, 2012 and 2011, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

BDO USA, LLP
Los Angeles, California
June 14, 2012

Image Entertainment, Inc.

IMAGE ENTERTAINMENT, INC.

CONSOLIDATED BALANCE SHEETS

March 31, 2012 and 2011

ASSETS

(In thousands)	2012	2011
Current assets:
Cash	$368	$333
Accounts receivable, net of reserve for returns, allowances and provision for doubtful accounts of $6,405 – 2012 $8,462 – 2011	18,945	20,268
Inventories	14,202	13,709
Royalty and distribution fee advances	13,567	12,665
Prepaid expenses and other current assets	1,303	607
Total current assets	48,385	47,582
Noncurrent inventories, principally production costs	555	1,053
Noncurrent royalty and distribution fee advances	17,766	15,480
Property, equipment and improvements, net	726	605
Intangible assets	1,462	2,144
Goodwill	6,762	6,762
Other assets	86	86
Total assets	$75,742	$73,712

See accompanying notes to consolidated financial statements.

Image Entertainment, Inc.

IMAGE ENTERTAINMENT, INC.

CONSOLIDATED BALANCE SHEETS, CONTINUED

March 31, 2012 and 2011

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS' EQUITY

(In thousands, except share data)	2012	2011
Current liabilities:
Accounts payable	$11,954	$6,781
Accrued liabilities	4,164	7,828
Accrued royalties and distribution fees	21,624	23,055
Deferred revenue	3,468	5,331
Revolving credit facility	12,919	6,116
Current portion of long-term debt, less debt discount	664	1,795
Stock warrant liability	—	72
Total current liabilities	54,793	50,978
Noncontrolling interest liability	500	2,603
Series B cumulative preferred stock dividends accrued	6,818	3,546
Long-term debt, less current portion, less debt discount	349	1,443
Total liabilities	62,460	58,570
Commitments and Contingencies (Note 8)
Series B cumulative preferred stock, $0.0001 par value, 30,000 shares authorized; 22,600 issued and outstanding at March 31, 2012 and 2011, respectively, with a liquidation preference of $29.4 million and $26.1 million as of March 31, 2012 and 2011, respectively	5,839	5,839
Series C junior participating preferred stock, $0.0001 par value, 67,933.4 shares authorized at March 31, 2012 and 2011, respectively; none issued and outstanding at March 31, 2012 and 2011, respectively	—	—
Stockholders' equity:
Common stock, $.0001 par value, 500 million shares authorized at March 31, 2012 and 2011, respectively; 256,402,000 and 255,602,000 issued and outstanding at March 31 2012 and 2011, respectively	26	26
Additional paid-in capital	66,324	65,000
Accumulated deficit	(58,907)	(55,723)
Net stockholders’ equity	7,443	9,303
Total liabilities, preferred stock and stockholders’ equity	$75,742	$73,712

See accompanying notes to consolidated financial statements.

Image Entertainment, Inc.

IMAGE ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended March 31, 2012 and 2011

(In thousands, except per share data)	2012	2011
NET REVENUES	$100,086	$88,959
COST OF SALES	77,234	68,480
Gross profit	22,852	20,479
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Selling expenses	8,195	6,326
General and administrative expenses	15,733	13,482
Total selling, general and administrative expenses	23,928	19,808
INCOME (LOSS) FROM OPERATIONS	(1,076)	671
OTHER INCOME (EXPENSES):
Interest expense, net	(1,077)	(791)
Change in fair value of noncontrolling interest liability	2,103	(526)
Other income	72	2,386
Total other income	1,098	1,069
INCOME BEFORE PROVISION FOR INCOME TAXES	22	1,740
PROVISION FOR (BENEFIT FROM) INCOME TAXES	(66)	26
NET INCOME	88	1,714
Dividend on Series B cumulative preferred stock	(3,272)	(2,930)
Deemed dividend on Series C junior participating preferred stock	—	(359)
NET LOSS APPLICABLE TO COMMON SHAREHOLDERS	$(3,184)	$(1,575)
NET LOSS PER COMMON SHARE:
Net loss per common share – basic and diluted	$(0.01)	$(0.01)
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	255,856	110,310

See accompanying notes to consolidated financial statements.

Image Entertainment, Inc.

IMAGE ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended March 31, 2012 and 2011

	Series B Preferred Stock		Series C Preferred Stock		Common Stock
(In thousands)	Shares	Value	Shares	Par Value	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at April 1, 2010	22,600	$6,019	202,066	$20	25,356	$3	$53,284	$(54,148)	$(861)
Issuance of common stock	—	—	—	—	2,190	—	273	—	273
Issuance of restricted stock awards	—	—	—	—	25,990	3	—	—	3
Series C junior participating preferred stock conversion	—	—	(202,066)	(20)	202,066	20	10,875	—	10,895
Series B cumulative preferred stock dividend	—	—	—	—	—	—	—	(2,930)	(2,930)
Share-based compensation	—	—	—	—	—	—	568	—	568
Series B cumulative preferred stock adjustment	—	(180)	—	—	—	—	—	—	—
Series C junior participating preferred stock deemed dividend	—	—	—	—	—	—	—	(359)	(359)
Net income	—	—	—	—	—	—	—	1,714	1,714
Balance at March 31, 2011	22,600	5,839	—	—	255,602	26	65,000	(55,723)	9,303
Issuance of restricted stock awards	—	—	—	—	800	—	—	—	—
Series B cumulative preferred stock dividend	—	—	—	—	—	—	—	(3,272)	(3,272)
Share-based compensation	—	—	—	—	—	—	1,324	—	1,324
Net income	—	—	—	—	—	—	—	88	88
Balance at March 31, 2012	22,600	$5,839	—	$—	256,402	$26	$66,324	$(58,907)	$7,443

See accompanying notes to consolidated financial statements.

Image Entertainment, Inc.

IMAGE ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended March 31, 2012 and 2011

(In thousands)	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$88	$1,714
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of production costs	4,559	4,366
Depreciation and other amortization	138	532
Amortization of debt discount and deferred financing costs	597	392
Amortization of intangible assets	682	398
Provision for lower of cost or market inventory	759	—
Provision for doubtful accounts	5	—
Accelerated amortization and fair value write-down of advance royalty and distribution fees	1,067	4,067
Change in fair value of warrant liability, purchase rights and embedded derivatives	(72)	(2,370)
Stock-based compensation expense	1,324	568
Change in fair value of noncontrolling interest liability	(2,103)	526
Gain on disposal of property, equipment and improvements	—	(16)
Noncash consideration for investment banking services received	—	76
Changes in assets and liabilities associated with operating activities:
Accounts receivable	1,318	(2,592)
Inventories	(1,779)	372
Royalty and distribution fee advances	(5,596)	(2,889)
Production cost expenditures	(3,534)	(3,052)
Other assets	(1,066)	(29)
Accounts payable, accrued royalties, fees and liabilities	1,837	(771)
Deferred revenue	(1,863)	(1,240)
Net cash provided by (used in) operating activities	(3,639)	52
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(437)	(100)
Proceeds from sale of equipment	—	44
Acquisition of business	(139)	(1,074)
Payment to noncontrolling interest holder	(100)	(75)
Net cash used in investing activities	$(676)	$(1,205)

See accompanying notes to consolidated financial statements.

Image Entertainment, Inc.

IMAGE ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

For the Years Ended March 31, 2012 and 2011

(In thousands)	2012	2011
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facility	$76,841	$51,458
Repayments of borrowings under revolving credit facility	(70,038)	(51,722)
Proceeds from long-term debt	—	2,500
Repayments of long-term debt	(2,453)	(1,210)
Net cash provided by financing activities	4,350	1,026
INCREASE (DECREASE) IN CASH:	35	(127)
Cash at beginning of year	333	460
Cash at end of year	$368	$333
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$472	$376
Income taxes	$69	$30

See accompanying notes to consolidated financial statements.

Image Entertainment, Inc.

IMAGE ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

For the Years Ended March 31, 2012 and 2011

SUPPLEMENTAL DISCLOSURES OF NONCASH OPERATING, INVESTING AND FINANCING ACTIVITIES:

During the fiscal years ended March 31, 2012 and 2011, we accrued approximately $2.2 million and $3.5 million, respectively, for royalty advances and distribution fees for committed unpaid royalty and production advances where future payment is based upon the release of the program or the passage of time.

During the fiscal years ended March 31, 2012 and 2011, we accrued a total of $3.3 million and $2.9 million, respectively, for undeclared dividends on Series B Cumulative Preferred Stock (or Series B Preferred).

During the fiscal year ended March 31, 2011, we issued 1,250,000 shares of Common Stock in exchange for financial advisory and investment banking services from Pali Capital, Inc.

During the fiscal year ended March 31, 2011, we issued 940,070 shares of Common Stock to Madacy Entertainment US, Inc. in connection with the acquisition of certain assets and liabilities. Of the $1,213,000 cash consideration, $139,000 was included in accounts payable at March 31, 2011 resulting in cash paid of $1,074,000 during the fiscal year ended March 31, 2011.  See “Note 2.  Noncontrolling Interest Liability Resulting from Purchase of Madacy Home Video.”

See accompanying notes to consolidated financial statements.

Image Entertainment, Inc.

IMAGE ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Basis of Presentation and Summary of Significant Accounting Policies.

Basis of Presentation and Principles of Consolidation.

Effective June 30, 2010, Image Entertainment, Inc. (or Image) merged its wholly owned subsidiaries, Egami Media, Inc. and Image Entertainment (UK), Inc., into the parent corporation, Image Entertainment, Inc.  Effective August 9, 2010, we formed a new subsidiary, Image/Madacy Home Entertainment, LLC, as described in “Note 2. Noncontrolling Interest Liability Resulting from Purchase of Madacy Home Video” below.

The accompanying consolidated financial statements include the accounts of Image and its majority-owned subsidiary Image/Madacy Home Entertainment, LLC (or collectively, we, our or us).

All significant intercompany balances and transactions have been eliminated in consolidation.

Business.  We engage primarily in the domestic acquisition and wholesale distribution of entertainment content for release on DVD/Blu-ray, digitally and in other entertainment formats, via exclusive distribution and royalty agreements.  We also distribute our exclusive content internationally, primarily by relying on sublicensees (particularly Universal Music Group International, BET International, Warner Music Australia and Universal Pictures Australia), from whom we receive revenues in the form of royalty income.

JH Partners Transaction.  JH Partners, LLC and certain of their affiliates, collectively JH Partners, are Image's largest stockholders and beneficially control approximately 69% of Image's outstanding voting power, as well as a majority of Image's Series B Cumulative Preferred Stock (or Series B Preferred).  In addition, JH Partners and Image are parties to various stockholder and management arrangements, which provide for, among other things, various equity transfer restrictions and participation rights and other requirements (including certain change-of-control events) and management fee payments.  See “Note 9. Stockholders’ Equity” and “Note 14. Related Party Transactions” below.

Use of Estimates in Preparation of Financial Statements.  The preparation of our consolidated financial statements in conformity with United States generally accepted accounting principles (or U.S. GAAP) requires management to make estimates and assumptions that affect the amounts reported in the financial statements.  The significant areas requiring the use of management estimates are related to provisions for lower-of-cost or market inventory write-downs, accounts receivable doubtful debt and sales returns reserves, unrecouped royalty and distribution fee advances, valuation of deferred taxes, and valuation of warrants, noncontrolling interest liability, preferred stock and share based compensation expense.  Although these estimates are based on management’s knowledge of current events and actions management may undertake in the future, actual results may ultimately differ materially from those estimates.

Concentrations of Credit Risk.  Financial instruments which potentially subject Image to concentrations of credit risk consist primarily of deposit accounts and trade accounts receivable. We place our cash with high credit quality financial institutions. Image maintains bank accounts at financial institutions, which at times may exceed amounts insured by the Federal Deposit Insurance Corporation (or FDIC) and Securities Investor Protection Corporation (or SIPC). Image has never experienced any losses related to these balances. Non-interest bearing cash balances were fully insured at March 31, 2012 due to a temporary federal program in effect from December 31, 2010 through December 31, 2012. Under the program, there is no limit to the amount of insurance for eligible accounts. Beginning in 2013, insurance coverage will revert to $250,000 per depositor at each financial institution, and non-interest bearing cash balances may again exceed federally insured limits. With respect to trade receivables, we perform ongoing credit evaluations of our customers’ financial conditions and limit the amount of credit extended when deemed necessary but generally require no collateral.

Fair Value of Financial Instruments.  The carrying amount of our financial instruments, which principally include cash, trade receivables, accounts payable and accrued expenses, approximates fair value due to the relatively short maturity of such instruments. The carrying amount of debt approximates the fair value of the financial instruments, as the interest rates are variable and approximate the interest rates presently available to Image.

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

Level 2—Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Liabilities valued with level 2 inputs are described in “Note 7 –Stock Warrant Liability and Purchase Rights Liability” below.

Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.  Liabilities valued with level 3 inputs are described in “Note 2 – Noncontrolling Interest Liability Resulting from Purchase of Madacy Home Video” below.

The following table represents our fair value hierarchy for our financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2012 and 2011.

(In thousands)	Level 1	Level 2	Level 3	Total

Noncontrolling interest liability – March 31, 2011	$—	$—	$2,603	$2,603
Change in fair value of noncontrolling interest liability	—	—	(2,103)	(2,103)
Noncontrolling interest liability – March 31, 2012	$—	$—	$500	$500

Stock warrant liability – March 31, 2011	$—	$72	$—	$72

The stock warrant liability is classified as Level 2 as the Black-Scholes model was used to determine the fair value and the related inputs are consistent with Level 2.  The noncontrolling interest liability is classified as Level 3 as the fair value is based on unobservable inputs.

Revenue Recognition.  Revenue is recognized upon meeting the recognition requirements of ASC 926, Entertainment—Films and ASC 605, Revenue Recognition.  Revenues from home video distribution are recognized net of an allowance for estimated returns, as well as related costs, in the period in which the product is available for sale by our customers (at the point that title and risk of loss transfer to the customer, which is generally upon receipt by the customer and in the case of new releases, after “street date” restrictions lapse).  Rental revenues under revenue sharing arrangements are recognized when we are entitled to receipts and such receipts are determinable.  Revenues from domestic and international broadcast licensing and home video sublicensing, as well as associated costs, are recognized when the programming is available to the licensee and other ASC 605 recognition requirements are met.  Fees received in advance of availability, usually in the case of advances received from Universal Music Group International, Digital Site, and other international home video sublicensees and for broadcast programming, are deferred until earned and all revenue recognition requirements have been satisfied.  Provisions for sales returns and uncollectible accounts receivable are provided at the time of sale.

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

Image Entertainment, Inc.

IMAGE ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Inventories.  For each reporting period, we review the value of inventory on hand to estimate the recoverability through future sales.  Values in excess of anticipated future sales are booked as obsolescence reserve.  Inventories consist primarily of packaged goods for sale (which are stated at the lower-of-cost or market, with cost being determined on an average-cost basis) and unamortized non-recoupable production costs.  See “Non-Recoupable Production Costs” below.

Non-Recoupable Production Costs.  The costs to produce licensed content for domestic and international distribution include the cost of converting film prints or tapes into the optical disc format.  Costs also include menu design, authoring, compression, subtitling, closed captioning, service charges related to disc manufacturing, ancillary material production, product packaging design and related services, and the overhead of our creative services and production departments.  A percentage of the capitalized production costs are amortized to expense each month based upon:  (i) a projected revenue stream resulting from distribution of new and previously released exclusive content related to such production costs; and (ii) management’s estimate of the ultimate net realizable value of the production costs.  Estimates of future revenues are reviewed periodically and amortization of production costs is adjusted accordingly.  If estimated future revenues are not sufficient to recover the unamortized balance of production costs, such costs are reduced to their estimated fair value.

Royalty and Distribution Fee Advances, Recoupable Production Advances.  Royalty and distribution fee advances represent fixed minimum payments made to program suppliers for exclusive content distribution rights.  A program supplier’s share of exclusive program distribution revenues is retained by us until the share equals the advance(s) paid to the program supplier plus recoupable production costs.  Thereafter, any excess is paid to the program supplier.  In the event of an excess, we also record, as a cost of sales, an amount equal to the program supplier’s share of the net distribution revenues.  Royalty and distribution fee advances are charged to operations as revenues are earned.  Royalty distribution fee advances and recoupable production costs are amortized to expense in the same ratio that current period revenue for a title or group of titles bears to the estimated remaining unrecognized ultimate revenue for that title.  Revenue and cost forecasts are continually reviewed by management and revised when warranted by changing conditions.  When estimates of total revenues and costs indicate that an individual title or group of cross-collateralized titles which we exploit via home entertainment formats (such as DVD, Blu-ray, digital, CD or broadcast) will result in an ultimate loss, an accelerated impairment charge is recognized to the extent that capitalized advance royalties and distribution fees and recoupable production costs exceed estimated fair value, based on discounted cash flows, in the period when estimated.  For fiscal years ended March 31, 2012 and 2011, we recorded a royalty and distribution fee advance acceleration and fair value write-down of $1.1 million and $4.1 million, respectively.

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

Advertising Costs.  Our advertising expense consists of expenditures related to advertising in trade and consumer publications, product brochures and catalogs, booklets for sales promotion, radio advertising and other promotional costs.  In accordance with ASC 720-35, Other Expenses—Advertising Costs, and ASC 340-20, Other Assets and Deferred Costs—Capitalized Advertising Costs, we expense advertising costs in the period in which the advertisement first takes place.  Product brochures and catalogs and various other promotional costs are capitalized and amortized over the expected period of future benefit, but generally not exceeding six months.  For fiscal 2012 and 2011, advertising and promotion expense included as a component of selling expenses was $3,775,000 and $2,358,000, respectively.

Market Development Funds.  In accordance with ASC 605-50, Revenue Recognition—Customer Payment and Incentives, market development funds, including funds for specific product positioning, taken as a deduction from payment for purchases by customers are classified by us as a reduction to revenues. Reductions to consolidated net revenues made in accordance with the guidelines of ASC 605-50 were $11,020,000 and $7,836,000 for fiscal 2012 and 2011, respectively.

Image Entertainment, Inc.

IMAGE ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Allowances Received From Vendors.  In accordance with ASC 605-50, we classify consideration received as a reduction in cost of sales in the accompanying statements of operations unless the consideration represents reimbursement of a specific, identifiable cost incurred by us in selling the vendor’s product.

Shipping Income and Expenses.  In accordance with ASC 605-45, Revenue Recognition—Principal Agent Considerations, we classify amounts billed to customers for shipping fees as revenues, and classify costs related to shipping as cost of sales in the accompanying consolidated statements of operations.

Major Customers and Suppliers.  Walmart and Alliance Entertainment LLC (or AEC) each accounted for approximately 11%, respectively, of our net revenues for the year ended March 31, 2012.  Amazon.com, Inc. and AEC each accounted for approximately 16%, respectively, of our net revenues for the year ended March 31, 2011.  No other customers accounted for more than 10% of our net revenues in fiscal 2012 or 2011.  At March 31, 2012, Walmart and AEC accounted for approximately 8.1% and 7.9%, respectively, of our gross accounts receivables.  At March 31, 2011, Amazon and AEC accounted for approximately 15% and 11%, respectively, of our gross accounts receivables.  Our content supplied by The Criterion Collection represented approximately 23% and 26% of our fiscal 2012 and 2011 net revenues, respectively.

Further, 47% of our gross accounts receivables is attributable to Sony Pictures Home Entertainment (or SPHE), as they are our vendor of record for shipments of physical product to North American retailers and wholesalers.  As part of our arrangement with SPHE, SPHE collects the receivables from our end customers, provides us with monthly advance payments on such receivables (less a reserve), then settles the accounts receivables accounting quarterly.  See “Note 6. Long-Term Debt - New Distribution Services and License Agreement and Related Advance.”

Goodwill.  Goodwill is not amortized, but instead is tested for impairment at least annually.  We performed our annual test of goodwill impairment and have concluded that there was no impairment at March 31, 2012 and 2011.

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

Income Taxes.  We account for income taxes pursuant to the provisions of ASC 740, Income Taxes, whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases and the future tax benefits derived from operating loss and tax credit carryforwards.  We provide a valuation allowance on our deferred tax assets when it is more likely than not that such deferred tax assets will not be realized.  We have a valuation allowance against 100% of our net deferred tax assets at March 31, 2012 and 2011.

ASC 740, Income Taxes, requires that we recognize in the consolidated financial statements the effect of a tax position that is more likely than not to be sustained upon examination based on the technical merits of the position.  The first step is to determine whether or not a tax benefit should be recognized.  A tax benefit will be recognized if the weight of available evidence indicates that the tax position is more likely than not to be sustained upon examination by the relevant tax authorities.  The recognition and measurement of benefits related to our tax positions requires significant judgment as uncertainties often exist with respect to new laws, new interpretations of existing laws, and rulings by taxing authorities.  Differences between actual results and our assumptions, or changes in our assumptions in future periods, are recorded in the period they become known.  For tax liabilities, we recognize accrued interest related to uncertain tax positions as a component of income tax expense, and penalties, if incurred, are recognized as a component of operating expenses.

Earnings/Loss per Share.  Basic earnings/loss per share is computed using the weighted-average number of common shares outstanding during the period.  Diluted earnings per share are computed using the combination of dilutive common share equivalents and the weighted-average shares outstanding during the period.  Diluted loss per share is equivalent to basic loss per share, as inclusion of common share equivalents would be antidilutive for the fiscal years ended March 31, 2012 and 2011.

Image Entertainment, Inc.

IMAGE ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Series B Preferred Stock Dividends.  We record preferred stock dividends on our Series B Preferred in our consolidated statements of operations based on the value of dividends at each dividend accrual date.  Our Series B Preferred has a cumulative compounding dividend rate equal to 12% per year of the liquidation preference of $1,000 per share (subject to adjustment upon any stock dividend, stock split or similar event).  Dividends accrue automatically on a daily basis, but are payable in cash only when, and if, declared by the Board.  Accrued dividends are compounded quarterly with the effect that an additional dividend will accrue on each share of Series B Preferred at the dividend rate on the amount so compounded until such amount is actually paid.

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

Stock-Based Compensation Valuation and Expense Information.  The fair value of each option award is estimated on the date of grant using an option valuation model based on the assumptions noted in the following table.  Historically, we have used Black-Scholes model to value our options that have finite vesting terms.  During the fiscal year ended March 31, 2012, there were no options granted.  During the fiscal year ended March 31, 2011, we granted options with performance and market conditions and therefore we used a Monte Carlo valuation model to value these options.  Expected volatilities are based on historical volatility of our stock and other factors.  The expected term of options granted represents the period of time that options granted are expected to be outstanding.  The following table represents the assumptions used in each of the specific models for options granted during fiscal 2011:

Monte Carlo Model
Fiscal Year Ended March 31, 2011

Risk-free interest rate	0.82% - 3.01%
Expected term (in years)	3.95 years
Weighted-average vesting term (in years)	1.63 years
Expected volatility for options	98.3% - 158.7%
Expected dividend yield	0%

The expected term assumption is based on historical exercise and option expiration data for Black-Scholes grant-date valuation purposes.  We believe this historical data is currently the best estimate of the expected term of a new option.  We have identified two groups, management and non-management, to determine historical patterns.  Expected volatility uses our stock’s historical volatility for the same period of time as the expected term.  We have no reason to believe our future volatility will differ from the past.  The risk-free interest rate is based on the U.S. Treasury rate in effect at the time of grant for the same period of time as the expected term.  Expected dividend yield is zero, as we have historically not paid dividends.

Stock-based compensation expense during fiscal 2012 and 2011 was $1,324,000 and $568,000, respectively.

Recently Issued Accounting Standards.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This Update resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.”  ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011. The adoption of ASC No. 2011-04 is not expected to have a material effect on Image’s financial statements.

Image Entertainment, Inc.

IMAGE ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This Update requires that all nonowner changes in shareholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements, eliminating the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity. ASU No. 2011-05 is effective for interim and annual periods beginning after December 15, 2011, on a retrospective basis. Image is currently evaluating the effect of ASC No. 2011-05, however, the adoption is not expected to have a material effect on its financial statements.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles - Goodwill and Other (Topic 350), Testing Goodwill for Impairment, which permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit's fair value is less than its carrying value before applying the two-step goodwill impairment model that is currently in place. If it is determined through the qualitative assessment that a reporting unit's fair value is more likely than not greater than its carrying value, the remaining impairment steps would be unnecessary. The qualitative assessment is optional, allowing companies to go directly to the quantitative assessment. ASU No. 2011-08 is effective for annual and interim goodwill impairment tests performed in fiscal years beginning after December 15, 2011, however, early adoption is permitted. The adoption of ASC No. 2011-08 is not expected to have a material effect on Image’s financial statements.

In December 2011, the FASB issued ASU No, 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities, which reconciles the differences in the requirements for offsetting assets and liabilities in the presentation of financial statements prepared in accordance with U.S. GAAP and financial statements prepared in accordance with International Financial Reporting Standards (IFRS) that made comparability of those statements difficult.  The objective of ASU No. 2011-11 is to facilitate comparison between those financial statements, specifically within the scope instruments and transaction eligible for offset in the form of derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements.  This update is effective for annual reporting periods beginning on or after January 1, 2013 and interim periods within that fiscal year. The adoption of ASC No. 2011-11 is not expected to have a material effect on Image’s financial statements as Image does not currently enter into any right of offset arrangements.

In December 2011, the FASB issued ASU No. 2011- 12, Comprehensive Income – Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, which defers changes in ASC No. 2011-05 that relate to the presentation of reclassification adjustments. ASU No. 2011-12 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  The adoption of ASU No. 2011-12 is not expected to have a material effect on Image’s financial statements.

Reclassifications.  Some fiscal 2011 balances have been reclassified to conform to the fiscal 2012 presentation.

Liquidity.  During fiscal 2012, we maintained our overall liquidity and financial condition because, among other things, we continued to work with SPHE to reduce our outstanding accounts receivable and we improved our borrowing availability as a result of amending our revolving credit facility with PNC Bank, N.A., which specifically (i) decreased the availability block, (ii) increased the availability from broadcast and digital receivables, and (iii) increased the credit support provided to PNC by JH Partners.  Because of our history of losses and negative cash flows, our ability to obtain adequate additional financing on satisfactory terms may be limited.  Our ability to raise financing through sales of equity securities depends on general market conditions, including the demand for our common stock.  We may be unable to raise adequate capital through the sale of equity securities, and if we were able to sell equity, our existing stockholders could experience substantial dilution.  If adequate financing is not available or unavailable on acceptable terms, we may find we are unable to fund expansion, continue offering products and services, take advantage of acquisition opportunities, develop or enhance services or products, or respond to competitive pressures in the industry.

At March 31, 2012, we had a working capital deficit of $6.4 million, compared to a working capital deficit of $3.4 million at March 31, 2011.  We may need to raise additional funds to acquire the rights to content we find desirable, particularly with respect to our competition for home entertainment rights to feature films.  Therefore, maximizing available working capital is critical to our business operations.  The distribution advances from SPHE and Entertainment One assisted us with the purchase of Madacy and other libraries.  These distribution advances augment our working capital needs in acquiring content.  On June 23, 2011, we obtained a three-year revolving credit line for up to $17.5 million.  See “Note 5. Revolving Credit Facility” below.  Our ability to borrow against collateralized assets such as receivables and inventory is more favorable compared to our previous revolving credit line.

Image Entertainment, Inc.

IMAGE ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We also continue to benefit from the cost reduction plan initiated in the latter half of fiscal 2010.  These improvements in liquidity enabled Image to increase its investment in high-profile content (including Radio Rebel (starring Debby Ryan), Paul Rodriguez: Just for the Record, Note to Self (starring Christian Keys, Letoya Luckett), Love Buddies (starring Tatyana Ali, Keith Robinson), The Heart of Christmas (starring Candace Cameron Bure, George Newbern) and a program by David E. Talbert, You Can’t Choose Family) not released in fiscal 2012.

Should the transaction contemplated with RLJ Acquisition, Inc. not be consummated, Image will continue to focus on exploiting the value of our 4,000 title catalog, continue to make strategic acquisition of new products and remain committed to pursuing business combinations to maximize shareholder value.  Image has several options to improve liquidity for product acquisition, which include (i) seek new cash infusion/added credit enhancements from our major shareholder, JH Partners, (ii) renegotiate terms with key suppliers/distributors, and (iii) further outsource non-core activities.  Management cannot provide any assurance that we will be able to execute the options described above.

Note 2.	Noncontrolling Interest Liability Resulting from Purchase of Madacy Home Video.

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

The purchase price for the above transactions included: (i) fair value of cash payments of $1,213,000, of which $139,000 was included in accrued liabilities at March 31, 2011 and paid during fiscal year ended March 31, 2012;(ii) the issuance of 940,070 shares of unregistered Image common stock valued at $200,000 (contractually based on the average closing price for 20 trading days ending immediately before the third trading day before the effective date of the Purchase Agreement, which approximates fair value); (iii) a 30% limited liability membership interest in IMHE (IMHE Noncontrolling Interest); (iv) the assumption of Seller’s obligations by IMHE under (1) the Replication Services Agreement (Replication Services Agreement) dated July 28, 2010 with the effective date of July 1, 2010 between Sony DADC US Inc. (Sony DADC) and Seller; (2) the Security Agreement (Security Agreement) dated June 1, 2010 between Sony DADC and Seller; and (v) the execution of a Guarantee Agreement (Guarantee Agreement) dated August 31, 2010 by Image in favor of Sony DADC, guarantying all of the obligations of IMHE to Sony DADC pursuant to the Replication Services Agreement and Security Agreement.  The obligations under the Replication Services Agreement include, without limitation, the repayment of a $2 million advance ($1,826,000 net of a discount of $174,000) to Sony DADC pursuant to the terms and conditions of such agreement.

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

Image Entertainment, Inc.

IMAGE ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In connection with the purchase of the Home Video Division, on September 7, 2010, Image entered into a three year Management Services Agreement with Madacy Entertainment Management LP, and IMHE entered into an Employee Services Agreement with Sonoma Entertainment LP, each of which was effective August 31, 2010.  Pursuant to the Management Services Agreement, Image will pay fees for management services provided by certain employees who oversaw the Seller’s Home Video Division prior to the Closing.  The management fee is $400,000 per year for each of the three years of the term, subject to adjustment based on IMHE’s operating income as calculated in accordance with the terms and conditions of the Operating Agreement (which has a $200,000 floor and an $800,000 ceiling annually), to be paid quarterly.  At each of March 31, 2012 and 2011, $33,000 was included as a component of accrued liabilities, and $400,000 and $233,000 was included in general and administrative expenses for the fiscal years ended March 31, 2012 and 2011, respectively.  Pursuant to the Employee Services Agreement, IMHE agreed to pay approximately CDN$29,000 per month for the services of certain people employed in connection with the Seller’s Home Video Division prior to the Closing who will continue to assist IMHE with the Home Video Division.  The Employee Services Agreement will remain in effect until Image’s repurchase of the IMHE Noncontrolling Interest.  For the fiscal years ended March 31, 2012 and 2011, $368,000 and $175,000, respectively, was included in selling, general and administrative expenses.

The purchase price allocation was based upon our valuation using the acquisition method of accounting in accordance with ASC 805, Business Combinations.  Under the acquisition method of accounting, the total purchase price was allocated to the net tangible and intangible assets of Madacy acquired, based on their estimated fair values.  The total purchase price was approximately $3.6 million as follows (in thousands):

Fair value of cash payments	$1,213
Image Entertainment, Inc. Common Stock	200
Total consideration paid	1,413
Noncontrolling interest liability	2,152
Total purchase consideration	$3,565

Based upon our valuation, approximately $2.5 million of the purchase price was allocated to intangible assets, subject to amortization.  We are amortizing the non-compete, trade names and customer relationships intangible assets over five years and the film library intangible assets over three years using the straight-line method of amortization.  We are using straight-line amortization as it approximates the pattern of economic benefit to be derived from the intangible assets, specifically customer relationships.

The total purchase consideration was allocated as follows:

Inventories	$1,588
Royalty advances	214
Trade name	110
Customer relationships	1,104
Film library	1,303
Non-compete	25
Goodwill	1,047
Total assets acquired	5,391
Liabilities assumed – Sony liability	(1,826)
Net assets acquired	$3,565

Goodwill represents the excess of the acquisition purchase consideration over the estimated fair value of net tangible and intangible assets acquired.  Goodwill will not be amortized but instead will be tested for impairment at least annually.  In the event that we determine that the value of goodwill has become impaired, we will incur an accounting charge for the amount of impairment during the fiscal quarter in which the determination is made.

The results of operations for IMHE from the date of acquisition are included in our consolidated financial statements for the fiscal year ended March 31, 2012 and from acquisition to fiscal year ended March 31, 2011.  The right to purchase IMHE Noncontrolling Interest is mandatorily redeemable by August 31, 2014, unless redeemed sooner at Image’s option or as a result of the put being exercised in event of a change in control.

Image Entertainment, Inc.

IMAGE ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The IMHE Noncontrolling Interest was valued using the discounted cash flow method of the income approach, where a discount rate was applied to the net operating cash flows attributable to the noncontrolling interest.  The discount rate was determined by performing a market-based weighted average cost of capital (or WACC) analysis.  The WACC analysis calculates the weighted average of the cost of equity using a capital asset pricing model and the cost of debt using the applicable bond yield.  Additional assumptions used include 5-year financial projections, growth rates over the 5-year period, constant gross margin rates, estimated working capital requirements, and estimated tax rate. We re-evaluate the value of the non-controlling interest internally on a quarterly basis and hire a third-party valuation firm to review the value on an annual basis.  Assumptions used in the valuation include operating income projections, the probability of each option to purchase the IMHE Noncontrolling Interest, and a discount rate of 35%.  Since the IMHE Noncontrolling Interest represents an unconditional obligation requiring Image to redeem the 30% ownership interest held by Madacy US by transferring its assets at specified dates, the IMHE Noncontrolling Interest was determined to be a mandatorily redeemable financial instrument. The IMHE Noncontrolling Interest of $2,603,000 at March 31, 2011 was recorded as a liability at fair value.  The change in the fair value of the IMHE Noncontrolling Interest from acquisition to fiscal year ended March 31, 2011 was $526,000 and was included as a component of other income (expense) in the respective consolidated statement of operations.  During the fiscal year ended March 31, 2011, Image paid $75,000 to the noncontrolling interest holder towards the amount due for its share in the fiscal 2011 net income of IMHE.

As of March 31, 2012, we revalued the IMHE Noncontrolling Interest using the  same methodology as described above.  Assumptions used in the valuation include operating income projections, the probability of each option to purchase the IMHE Noncontrolling Interest, and a discount rate of 30%.  The IMHE Noncontrolling Interest of $500,000 at March 31, 2012 was recorded as a liability at fair value.  The change in the fair value of the IMHE Noncontrolling Interest during fiscal year ended March 31, 2012 was $2,103,000 and was included as a component of other income (expense) in the respective consolidated statement of operations.  During the fiscal year ended March 31, 2012, Image paid $100,000 to the noncontrolling interest holder towards the amount due for its share in the fiscal 2012 net income of IMHE.

Intangible assets related to the purchase of the Madacy Home Video Division at March 31, 2012 and 2011 consist of the following:

	March 31, 2012			March 31, 2011
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net	Useful Life (Yrs)

Customer relationships	$1,104	$(350)	$754	$1,104	$(128)	$946	5
Film library	1,303	(687)	616	1,303	(254)	1,049	3
Trade name	110	(35)	75	110	(13)	97	5
Non-compete	25	(8)	17	25	(3)	22	5
	$2,542	$(1,080)	$1,462	$2,542	$(398)	$2,144

During the fiscal years ended March 31, 2012 and 2011, the intangible asset amortization expense was $682,000 and $398,000, respectively.

Future amortization of intangible assets is approximately as follows:

Fiscal Year Ended March 31,	Amount
(In thousands)
2013	$682
2014	429
2015	248
2016	103
$1,462

Image Entertainment, Inc.

IMAGE ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Goodwill during the fiscal years ended March 31, 2012 and 2011 changed as follows:

(In thousands)	Total

Goodwill as of March 31, 2010	$5,715
Goodwill resulting from Madacy Home Video transaction	1,047
Goodwill as of March 31, 2011	6,762
Goodwill as of March 31, 2012	$6,762

During the years ended March 31, 2012 and 2011, there was no impairment relating to goodwill or intangible assets.

Note 3.	Inventories.

Inventories at March 31, 2012 and 2011 are summarized as follows:

(In thousands)	2012	2011
Packaged Goods	$9,087	$8,931
Other	3,452	2,588
	12,539	11,519
Production costs, net	2,218	3,243
	14,757	14,762
Less current portion of inventories	14,202	13,709
Noncurrent inventories, principally non-recoupable production costs	$555	$1,053

Non-recoupable production costs are net of accumulated amortization of $11,922,000 and $12,564,000 at March 31, 2012 and 2011, respectively.  We expect to amortize approximately 75.0% and 92.2% of the March 31, 2012 unamortized production costs by March 31, 2013 and 2014, respectively.

Note 4.	Property, Equipment and Improvements.

Property, equipment and improvements at March 31, 2012 and 2011, are summarized as follows:

(In thousands)	2012	2011
Machinery, equipment and software	$1,713	$5,617
Leasehold improvements	960	960
Other	300	55
	2,973	6,632
Less accumulated depreciation and amortization	2,247	6,027
	$726	$605

Depreciation and amortization expense for the years ended March 31, 2012 and 2011 was $316,000 and $572,000, respectively.  During the years ended March 31, 2012 and 2011, there was no impairment to our long-lived assets.

Note 5.	Revolving Credit Facility.

On June 23, 2011, we entered into a three-year Revolving Credit and Security Agreement (or PNC Credit Facility) with PNC Bank, National Association (or PNC).

Our previous credit facility with Wells Fargo Capital Finance, LLC, as successor by merger to Wachovia Capital Finance Corporation (Western), (or Wells Fargo), which provided a revolving line of credit of up to $15 million and was set to expire on July 31, 2011, was repaid in full with proceeds from the PNC Credit Facility and terminated.  The PNC Credit Facility provides for up to a $17.5 million revolving line of credit commitment, including a letter of credit subfacility with a $1.5 million sublimit.  Advances under the PNC Credit Facility generally are limited to the total of:  (i) 85% of eligible accounts receivable; (ii) 60% of eligible inventory (with an inventory sublimit of 25% of the borrowing base); and (iii) the lesser of $3 million or the amount of certain letters of credit provided by one or more affiliates of JH Partners, LLC (or JH Parties).  The reserve against the borrowing base, or availability block, may be reduced upon meeting certain terms and conditions at PNC's discretion.  In addition, the amount of outstanding credit under the PNC Credit Facility is capped at $5 million during a 30-day clean-up period annually between January 1 and April 30, with such period to commence each year on a date we select.  This clean-up period was waived by PNC for calendar year 2012.

Image Entertainment, Inc.

IMAGE ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The obligations under the PNC Credit Facility are secured by a lien on substantially all of our assets.  Our obligations under the PNC Credit Facility, up to a maximum of $6.5 million, are guaranteed by JH Parties, with Messrs. Theodore S. Green (our Chief Executive Officer and Chairman), John W. Hyde (our Vice Chairman) and John P. Avagliano (our Chief Financial Officer and Chief Operating Officer) providing any applicable contribution to such guaranty in the portion of their ownership of our Series B Cumulative Preferred Stock (or Series B Preferred).  JH Parties also provides up to $5 million in additional credit support for our revolving line of credit, which is currently a $3.7 million irrevocable standby letter of credit, as amended through August 15, 2012.  Effective July 13, 2011, the PNC Credit Facility was amended solely to allow for contemplated consideration to be paid to JH Parties, which consideration includes (i) $500,000 commitment fee and (ii) a 5% annual fee on the total credit support provided, half of which is payable monthly in cash and half of which is deferred for 12 months, convertible at JH Parties’ option into Image common stock at the end of the 12 months.  See “Note 14. Related Party Transactions” below.

The PNC Credit Facility provides for certain loan covenants, including financial covenants providing for a minimum senior fixed charge coverage ratio of not less than 1.20 to 1.00 and a minimum fixed charge coverage ratio of not less than 1.10 to 1.00 (i.e., consolidated earnings before interest, taxes, depreciation and amortization, as defined in the Loan Agreement (or EBITDA) (minus unfinanced capital expenditures and income taxes) to consolidated total debt (plus certain management fees, and, in the case of the fixed charge coverage ratio, certain dividend payments) over a rolling prior four fiscal quarter period), and limitations on our ability with regard to the incurrence of debt, the disposition and preservation of collateralized assets, transactions with affiliates (other than payment of certain management fees), the existence of liens, capital expenditures, stock repurchases and dividends, investments, amendments of certain business arrangements with Sony Pictures Home Entertainment (or SPHE) and Sony DADC (collectively Sony parties) and of the IMHE management agreement and mergers, dispositions and acquisitions (with certain limited exceptions for the purchase of third-party equity interests in Image/Madacy Home Entertainment, LLC (or IMHE)).  At March 31, 2012, our EBITDA resulted in a fixed-charge coverage ratio more than the required minimum senior fixed charge coverage ratio of not less than 1.20 to 1.00 and a minimum fixed charge coverage ratio of not less than 1.10 to 1.00.  At March 31, 2012, our borrowing availability was $2.7 million ($4.1 million based upon eligible accounts receivable and inventory less the $1.35 million availability block) and our borrowing rates were 5.00% (based on the alternative base rate, which is Prime Rate of 3.25% plus 1.75%) and 3.72% (based on the eurodollar rate, which is three-month LIBOR of 0.47% plus 3.25%).

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

We were in compliance with all financial and operating covenants under the Wells Credit Facility at March 31, 2011, and when terminated on June 23, 2011, and are in compliance with all financial operating covenants under our PNC Credit Facility at March 31, 2012.  However, given our current liquidity constraints, it is not possible to determine whether we will be in compliance with all financial and operating covenants in the future although we expect to be in compliance with all covenants.

Image Entertainment, Inc.

IMAGE ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On November 2, 2011 we entered into the Second Amendment to Revolving Credit and Security Agreement with PNC.  Among other non-substantive changes, the amendment revised a financial covenant definition.  There was no change to the borrowing capacity.

On February 29, 2012 we entered into the Third Amendment to Revolving Credit and Security Agreement with PNC.  The amendment lowered the availability block from $2.6 million to $1.35 million thereby improving liquidity.  Among other non-substantive changes, the amendment revised definitions for a financial covenant and eligible receivables.  There was no change to the borrowing capacity.

At March 31, 2012, we had $12.9 million outstanding under the revolving credit facility.  At March 31, 2011, we had $6.1 million outstanding under the previous revolving credit facility.

Prior to June 23, 2011, our Loan and Security Agreement, as amended (or Loan Agreement), with Wells Fargo provided us with a revolving line of credit of up to $20 million (reduced to $15 million on February 1, 2011). Actual borrowing availability under the line was based upon our level of eligible accounts receivable and eligible inventory.  Eligible accounts receivable primarily included receivables generated by domestic sales. The Loan Agreement would have expired on July 31, 2011.  In connection with our January 2010 sale of preferred stock to affiliates of JH Partners, LLC (or JH Transaction), these investors provided to Wells Fargo a $5.0 million irrevocable standby letter of credit through August 6, 2011 as credit support for our revolving line of credit.  Borrowings bore interest at either the Prime Rate (3.25% at June 23, 2011 and at March 31, 2011) plus up to 1.5% or, at our option, LIBOR (three month LIBOR – 0.25% at June 23, 2011 and 0.31% at March 31, 2011) plus up to 4.0%, subject to minimum borrowing levels. The level of interest rate margin to Prime Rate or LIBOR was dependent upon our future financial performance as measured by EBITDA.

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

Note 6.	Long-Term Debt.

Distribution Services and License Agreement and Related Advance

On August 23, 2010, we signed a three-year Distribution Services and License Agreement with Sony Pictures Home Entertainment Inc. (SPHE), to act as exclusive manufacturer to meet Image’s DVD requirements, including Blu-ray Disc high-definition format, and to provide related distribution and other logistics services in exchange for certain fees.  SPHE acts as our vendor of record for shipments of physical product to North American retailers and wholesalers.  However, under our relationship with SPHE, Image is responsible for the credit risk from the end customer with respect to accounts receivable and risk of inventory loss.  On September 8, 2010, an interest-free $2.5 million advance against future replication from SPHE, to be repaid at $0.15 per disc manufactured until the advance was repaid, of which approximately $601,000 was repaid at March 31, 2011, and repaid the remainder at March 31, 2012, and a $750,000 non-recoupable advance were received from SPHE and were used to reduce then-outstanding borrowings under our previous revolving credit facility with Wells Fargo Capital Finance (or Wells Fargo). The non-recoupable advance was used to pay the fee incurred for terminating our arrangement with our former replicator resulting in a net zero effect to cost of sales.  After the first year, the unrecouped portion of the recoupable advance is refundable, but the unrecoupable advance is nonrefundable. Until the recoupable advance was repaid, SPHE had a security interest in all Image’s assets in second position behind PNC.

As the SPHE $2.5 million recoupable advance, or deferred manufacturing credit, was non-interest bearing, we imputed and recorded a debt discount of $218,000 based upon a three-year loan interest rate of 5.5%.  Amortization of the debt discount was a noncash interest expense and totaled $149,000 and $69,000 in fiscal 2012 and 2011, respectively.  The deferred manufacturing credit was classified in long-term debt, net of current portion, after manufacturing commenced in October 2010.  We amortized the deferred manufacturing credit as a reduction to inventory purchase cost based upon actual discs manufactured by SPHE.  Amortization of the deferred manufacturing credit, included as a component of cost of sales, totaled $178,000 and $40,000 for SPHE in fiscal 2012 and 2011, respectively.

Image Entertainment, Inc.

IMAGE ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Effective August 31, 2010, we entered into an amendment to the Replication Services Agreement and Security Agreement between Sony DADC US Inc. (Sony DADC) and Madacy Entertainment LP, which included execution of the Guarantee Agreement dated August 31, 2010 by Image in favor of Sony DADC, guarantying all of the obligations of IMHE to Sony DADC pursuant to the Replication Services Agreement and Security Agreement.  The obligations under the Replication Services Agreement include, without limitation, the repayment of a $2 million advance to Sony DADC pursuant to the terms and conditions of such agreement.  The $2 million advance is to be repaid at $0.10 per IMHE disc manufactured until the advance is repaid, of which approximately $554,000 and $392,000 has been repaid at March 31, 2012, and 2011, respectively.  At March 31, 2012 and 2011, $1.1 million and $1.6 million, respectively, of this advance remains outstanding.  As the obligation is non-interest bearing, we have imputed and recorded a debt discount of $174,000 to the $2 million advance based upon a three-year loan interest rate of 5.5%.  Amortization of the debt discount related to Sony DADC was a noncash interest expense and totaled $78,000 and $54,000 for fiscal 2012 and 2011, respectively.

Long-term debt at March 31, 2012 and 2011, consisted of the following:

(In thousands)	March 31, 2012	March 31, 2011
Subordinated manufacturing advance obligation, less debt discount of $42-March 31, 2012; $269-March 31, 2011	$1,013	$3,238
Current portion of long-term debt, less debt discount of $40-March 31, 2012; $175-March 31, 2011	664	1,795
Long-term debt less current portion, less debt discount	$349	$1,443

Prior Disc Replication Agreement and Related Advance

Prior to August 23, 2010, Arvato Digital Services LLC (or Arvato) manufactured our DVDs and the majority of our CDs.  On June 30, 2006, we received an interest-free $10.0 million advance against future manufacturing from Arvato, to be repaid at $0.20 per disc manufactured, plus payment of a $0.04 administrative fee per disc manufactured until the advance is repaid.  On January 25, 2010, we repaid the remaining $1.8 million manufacturing advance.  There was no amount remaining under the previous advance from Arvato at March 31, 2011.

Arvato had a security interest in all of our assets in second position behind Wells Fargo.  As the obligation was non-interest bearing, we initially imputed and recorded a debt discount of $1,945,000 to the $10.0 million face amount of the advance based upon our then-borrowing rate with our bank and recorded a deferred manufacturing credit, classified in other long-term liabilities.  We were amortizing the debt discount, using the effective interest method, to interest expense.  We were amortizing the deferred manufacturing credit as a reduction to the disc purchase cost based upon actual discs manufactured by Arvato.  The $0.04 administrative fee per disc manufactured was being recorded as an additional inventory manufacturing cost.

Note 7.	Stock Warrant Liability and Purchase Rights Liability.

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

Image Entertainment, Inc.

IMAGE ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Purchase Rights

In connection with the January 8, 2010 sale of preferred stock to JH Partners (or Transaction Date), purchase rights (or Purchase Rights) were granted to purchase additional 7,400 shares of Series B Preferred and 66,163.4 shares of Series C Preferred for an aggregate purchase price of $7.4 million divided in two equal tranches, exercisable by 120 days or May 8, 2010 and 360 days or January 3, 2011. These Purchase Rights were classified as liabilities due to the existence of events outside of Image’s control that gave rise to the possibility for ultimate settlement by a transfer of assets or cash.  We performed a valuation to determine the fair value of the Series B Preferred and Series C Preferred price per share and exercise price at March 31, 2010 using an option pricing model.  At March 31, 2010, the combined fair value of both tranches of Purchase Rights was $1,538,000.  During the fiscal year ended March 31, 2011, both tranches of the Purchase Rights expired with respect to 7,400 shares of Series B Preferred and 66,163.4 shares of Series C Preferred.  None of the purchase rights were exercised prior to expiration; therefore, at March 31, 2011 there was no remaining fair value of the Purchase Rights.  The decrease in fair value of $1,538,000 was recorded as a component of other income during the fiscal year ended March 31, 2011.

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

Stock Warrant Liability

On August 30, 2006, we issued a $17,000,000 senior secured note (or Note) and a related warrant to purchase 1,000,000 shares of our common stock to Portside Growth and Opportunity Fund.  The Note was paid off in January 2010.  The related warrant was recorded as a component of long-term liabilities.

The warrant had a term of five years and an exercise price of $4.25 per share.  In the event of a change of control, the warrant must be settled in cash using the Black-Scholes model in accordance with the underlying terms contained in the warrant agreement.  The transaction with JH Partners triggered the antidilution provisions contained in the warrant and as a result became exercisable for 8,018,868 shares of our common stock at an exercise price of $0.53 per share.  The initial fair value of the warrant liability was determined by using the Black-Scholes valuation method as of August 30, 2006 and this model has historically been used to determine fair value as of the end of each subsequent reporting period.  The assumptions used included the closing price of our common stock on the valuation date, the strike price of the warrant, the risk-free rate equivalent to the U.S. Treasury maturities, the historical volatility of our common stock and the remaining term of the warrant. The assumptions used as of March 31, 2011 are as follows:

March 31, 2011

Risk-free interest rate	0.14%
Expected term (in years)	0.42 years
Expected volatility	121.89%

The following table reflects outstanding and exercisable warrants at March 31, 2011:

	Warrants Outstanding and Exercisable
Exercise Price	Shares (In thousands)	Weighted-Average Remaining Life (Years)	Weighted-Average Exercise Price
$0.53	8,019	0.42	$0.53

Image Entertainment, Inc.

IMAGE ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As the stock warrant expired in August 2011, there was no remaining balance at March 31, 2012.  The balance at March 31, 2011 was $72,000.  The decrease in the fair value of the stock warrant of $72,000 and $832,000 was included as a component of other income during the fiscal years ended March 31, 2012 and 2011, respectively.

Note 8.	Commitments and Contingencies.

Operating Leases

Our headquarters are located in Chatsworth, California, and consist of approximately 30,000 square feet on one floor of a multi-tenant building.  The monthly rent is $46,000 per month, on a gross basis.  The office lease, as amended, has an initial 10-year term expiring June 30, 2014 with two five-year options.  In addition, we lease storage space in the building at a rate of approximately $4,600 per month.

Future minimum annual rental payments by year under operating leases at March 31, 2012, are approximately as follows:

Fiscal	Amount
(In thousands)
2013	$552
2014	552
2015	138
$1,242

Rent expense was $602,000 and $604,000 for fiscal 2012 and 2011, respectively.

Employment Agreements.  At March 31, 2012, our future contractual obligations under eight employment (including one consulting) agreements are $1,833,000, and $124,000 for the fiscal years ending March 31, 2013 and 2014, respectively.

Other.  At March 31, 2012, our future obligations by year for royalty advances, minimum royalty guarantees and exclusive distribution fee guarantees under the terms of our existing licenses and exclusive distribution agreements were as follows:

Fiscal	Amount
(in thousands)
2013	$16,648
2014	5,437
$22,085

At March 31, 2012, we had accrued $2.2 million of the fiscal 2013 obligation, not included above, as the content suppliers have met their related contractual requirements.

Image Entertainment, Inc.

IMAGE ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9.	Stockholders’ Equity.

Stock Awards, and Options.  As of March 31, 2012, we had four equity compensation plans: the 2011 Equity Incentive Plan (2011 Plan), the 2010 Equity Incentive Award Plan (2010 Plan), the 2008 Stock Awards and Incentive Plan (2008 Plan) and the 2004 Incentive Compensation Plan (2004 Plan, and together with the 2011 Plan, the 2010 Plan and the 2008 Plan, the Plans).  The 2011 Plan provides for stock options, stock appreciation rights, stock awards, restricted stock awards and stock units, performance shares and performance units conditioned upon meeting performance criteria, and other stock or cash-based awards.  The 2010 Plan provides for stock options, stock appreciation rights, restricted stock awards and restricted stock units, dividend equivalents, stock payment awards and other stock or cash-based awards that may be payable upon attainment of pre-established performance goals.  The 2008 Plan provides for equity awards, including stock options, stock appreciation rights, restricted stock awards, performance awards, phantom stock awards, or stock units.  The 2004 Plan provides for equity awards, including stock options and restricted stock units.

At March 31, 2012, there were approximately 19,200,000 shares available for future grants under the 2011 Plan, nine shares available for future grants under the 2010 Plan, 622,500 shares available for future grants under the 2008 Plan and 845,930 shares available for future grants under the 2004 Plan.

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

On November 19, 2010, three types of options were granted (Types A, B and C) from the 2010 Plan.  Type A options have time based vesting as follows: 25% vests on January 8, 2011 and 6.25% vests each three-month period thereafter (vesting round up to nearest whole share).  Type A options will be 100% vested on January 8, 2014.  Type B options have market conditions as well as performance conditions as follows: 100% vested upon the earlier of (i) the date the stock's fair market value equals or exceeds $0.0733 for any 20 out of 30 consecutive trading days on or after January 8, 2012, (ii) a change in control in which Image’s Common Stock's equity value equals or exceeds $0.0733 per share, or (iii) January 8, 2019.  Type C options have market conditions as well as performance conditions as follows: 100% vested upon the earlier of (i) the date Image’s Common Stock's fair market value equals or exceeds $0.19 for any 20 out of 30 consecutive trading days on or after January 8, 2013 (ii) a change in control in which the stock's equity value equals or exceeds $0.19 per share, or (iii) January 8, 2019.

There were no options granted subsequent to the November 19, 2010 grant, through March 31, 2012.

Stock option activity under the Plans for the fiscal year ended March 31, 2012, and changes during the year then ended are presented below:

Options	Shares (000)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)

Outstanding at March 31, 2011	13,037	$0.252
Granted	—	—
Exercised	—	—
Forfeited or Expired	(80)	1.791
Outstanding at March 31, 2012	12,957	$0.237	8.574	$—

Exercisable at March 31, 2012	5,103	$0.294	8.468	$—

The aggregate intrinsic value of our outstanding options represents the total pre-tax intrinsic value, based on our options with an exercise price less than Image’s closing stock price of $0.075 as of March 31, 2012, which theoretically could have been received by the option holders had all option holders exercised their options as of that date.  There was no aggregate intrinsic value of options outstanding or exercisable as there were no in-the-money options exercisable as of March 31, 2012 and 2011.  There were no options exercised, and thus no aggregate intrinsic value of options exercised, during the fiscal year ended March 31, 2012 and 2011.  At March 31, 2012, there were approximately 20,668,000 shares of common stock available for new awards, including stock options, to our directors and employees.

Image Entertainment, Inc.

IMAGE ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2012, there were 7,854,000 unvested stock options and $357,000 in remaining unamortized stock based compensation expense.

As there were no exercises of stock options, there was no excess tax benefit recorded for the tax deductions related to stock options during fiscal 2012 and 2011.

The following table summarizes significant ranges of outstanding and exercisable options at March 31, 2012:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares at March 31, 2012 (In thousands)	Weighted-Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number of Shares at March 31, 2012 (In thousands)	Weighted- Average Exercise Price
Under $2.00	12,856	8.6	$0.209	5,002	$0.223
$2.01 to $4.00	101	2.5	3.800	101	3.800
	12,957			5,103

During fiscal 2012, we granted 800,000 restricted stock awards under the 2011 Plan on December 6, 2011 to two independent directors.  The restricted shares were issued on the date of grant, but will not be transferrable until their restrictions are removed.  We measured the fair value of the restricted stock on the date of grant based on the closing market price of our common stock on that day, which was $0.05 per share.  We amortize this value to stock-based compensation expense over the vesting period, which is in equal installments quarterly over three years.  We have assumed that all of the restricted stock will ultimately vest, and therefore we have not incorporated a forfeiture rate for purposes of determining the stock-based compensation expense; however the restricted stock may be subject to forfeiture if the director terminates his or her service during the vesting period.

On November 19, 2010, an aggregate of 25,790,000 shares of restricted stock awards were granted under the 2010 Plan to five members of management.  The restricted shares were issued on the date of grant, but will not be transferable until their restrictions are removed.  The restrictions are similar to the vesting terms described above for the options granted on the same date, however, the restricted stock awards are subject to transfer restrictions equal to the percentage of stock sold by the JH Entities.  At March 31, 2012, this sales percentage was zero so none of these restricted stock awards are transferable.  Further, the stock awards are subject to forfeiture until certain vesting conditions are met.  We measured the fair value of the restricted stock on the date of grant based on the closing market price of our common stock, which was $0.15 per share, and to the extent vesting is contingent upon achieving a target market price we determined the stock’s fair value using a Monte Carlo simulation model.  We amortize this value to stock-based compensation expense ratably over the award’s explicit service period of 4.1 years.  To the extent the awards vest before 4.1 years, compensation expense will be accelerated based on actual vesting.

On September 17, 2010, an aggregate of 200,000 shares of restricted stock awards were granted under the 2008 Plan to two independent directors.  The restricted shares were issued on the date of grant, but will not be transferable until their restrictions are removed.  We measured the fair value of the restricted stock on the date of grant based on the closing market price of our common stock on that day, which was $0.23 per share. We amortize this value to stock-based compensation expense ratably over the vesting period.  We have assumed that all of the restricted stock will ultimately vest, and therefore we have not incorporated a forfeiture rate for purposes of determining the stock-based compensation expense; however the restricted stock may be subject to forfeiture if the director terminates his or her service during the vesting period.

Restricted stock award activity under the Plans for the fiscal year ended March 31, 2012, and changes during the year then ended are presented below:

Restricted Stock Awards	Shares (000)	Weighted-Average Exercise Price

Nonvested at March 31, 2011	25,956	$0.151
Granted	800	0.050
Vested	(133)	0.141
Forfeited	—	—
Nonvested at March 31, 2012	26,623	$0.148

Image Entertainment, Inc.

IMAGE ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Compensation expense relating to these stock options and restricted stock awards for the fiscal years ended March 31, 2012 and 2011 was approximately $1,324,000 and $568,000, respectively.  Unrecognized stock-based compensation expense relating to these stock options and restricted stock awards of approximately $3,165,000 at March 31, 2012 is expected to be expensed ratably over the remaining grant-specific respective vesting and derived service periods through December 2014.

Stockholder Rights Plan. On October 31, 2005, we adopted a stockholder rights plan intended to protect the interests of the stockholders from coercive, abusive or unfair takeover tactics.

On January 8, 2010, in connection with the JH Partners transaction, this stockholder rights plan was terminated.

Preferred Stock.  In January 2010, Image issued 22,600 shares of Series B Cumulative Preferred Stock (or Series B Preferred) and 202,066.6 shares of Series C Junior Participating Preferred Stock (or Series C Preferred), which automatically converted into common stock in November 2010 upon shareholder approval of the increased authorized number of common stock.  After conversion of the outstanding Series C Preferred, no further shares of Series C Preferred remain outstanding.

The Series B Preferred bears a cumulative dividend equal to 12% per annum of the liquidation preference of $1,000 per share (subject to adjustment upon any stock dividend, stock split, combination or other similar recapitalization with respect to the Series B Preferred) compounding quarterly.  Dividends accrue automatically on a daily basis whether or not declared by our board of directors, but are payable in cash only when, and if, declared by the board.  If not declared and paid earlier, such dividends are payable upon liquidation.  So long as any shares of Series B Preferred are outstanding and until all dividends on the Series B Preferred have been paid or declared and set aside for payment, we will be prohibited from (i) declaring or paying any dividend (whether in cash or property) on any shares of our preferred stock or Common Stock, and (ii) subject to certain exceptions, redeeming any shares of our preferred stock or Common Stock.  The Series B Preferred also has liquidation preference with priority over liquidating distributions to holders of Common Stock or any capital stock that ranks junior to the Series B Preferred equal to the sum of (i) $1,000 per share (subject to adjustment upon any stock dividend, stock split, combination or other similar recapitalization with respect to the Series B Preferred) (or Liquidation Preference) and (ii) an amount equal to all accrued but unpaid dividends thereon.  The Series B Preferred has an aggregate Liquidation Preference at March 31, 2012 and 2011 of $29.4 million and $26.1 million, respectively.  In the event of any merger of Image with or into another person or of any person with or into Image, any sale, transfer, lease or conveyance to another person of all or substantially all of our property or any statutory share exchange of Image with another person, each share of Series B Preferred will be entitled to receive an amount in cash equal to the sum of (y) the Liquidation Preference and (z) the amount per share equal to accrued but unpaid dividends.  Certain internal reorganization transactions will not trigger the foregoing payment right.  Holders of Series B Preferred do not have any voting rights, including the right to elect directors, other than those rights required by law but do have limited voting rights with respect to matters affecting the rights and privileges of the Series B Preferred.  The Series B Preferred is not redeemable by us or its holders and is not convertible.

Image employed an option pricing model to determine the relative fair value of the Series B Preferred, Series C Preferred and the Purchase Rights (see Note 7 above).  The Series B Preferred and Series C Preferred, prior to conversion, were classified as mezzanine equity.  The Series B Preferred is classified as mezzanine equity due to the clause in the Certificate of Designation, which provides upon a merger or other reorganization events, as defined, the Series B Preferred is cash settled.  This redemption event would likely be outside of Image’s control.  The Series C Preferred was classified as mezzanine equity, prior to conversion, due to certain obligations under a related registration rights agreement (or RRA), which would not be in Image’s control.  The costs associated with the preferred stock transaction reimbursed to the Investors reduced the proceeds received by Image and affected the calculation of the fair value of Series C Preferred.  The calculated affect was recorded as a deemed dividend on Series C Preferred.

Image Entertainment, Inc.

IMAGE ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10.	Net Income (Loss) per Common Share Data.

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income (loss) per common share for the years ended March 31, 2012 and 2011:

(In thousands, except per share data)	2012	2011

Net income	$88	$1,714
Dividend on Series B Preferred	(3,272)	(2,930)
Deemed dividend on Series C Preferred	—	(359)
Net loss applicable to common shareholders – basic and diluted numerator	$(3,184)	$(1,575)
Weighted-average common shares outstanding – basic denominator	255,856	110,310
Effect of dilutive securities	—	—
Weighted-average common shares outstanding – diluted denominator	255,856	110,310
Net loss per common share:
Basic and diluted net loss per common share	$(0.01)	$(0.01)

Outstanding common stock options and warrants not included in the computation of diluted net loss per common share totaled 12,957,000 and 21,056,000, respectively, for the years ended March 31, 2012 and 2011, as their effect would be antidilutive.

On November 18, 2010, our authorized number of shares of common stock was increased from 100,000,000 to 500,000,000 which allowed for the conversion in full of the outstanding shares of Series C Preferred, each of which converted into 1,000 shares of common stock.  Image’s 202,066.6 outstanding shares of Series C Preferred converted into 202,066,600 shares of common stock.

Note 11.	Income Taxes.

We do not believe that we have included any "uncertain tax positions" in our federal income tax return or any of the state income tax returns we are currently filing.  We have made an evaluation of the potential effect of additional state taxes being assessed by jurisdictions in which we do not currently consider ourselves liable.  We do not anticipate that such additional taxes, if any, would result in a material change to our financial position.  A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at March 31, 2011	$105
Additions based on current year tax positions	—
Additions for prior year tax positions	—
Reductions related to lapse of statute of limitations	(30)
Balance at March 31, 2012	$75

If recognized, the entire amount of unrecognized tax benefits would be recorded as a reduction in income tax expense. The amount accrued for payment of interest as of March 31, 2012 and 2011 was $4,000 and $9,000, respectively. We do not expect the total amount of unrecognized tax benefits to significantly increase or decrease within the next twelve months.

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

Image Entertainment, Inc.

IMAGE ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Valuation of Deferred Income Taxes

Income taxes are accounted for under the asset and liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  We must assess the likelihood that our deferred tax assets will be recovered from future taxable income, and to the extent that it is more likely than not that such deferred tax assets will not be realized, we must establish a valuation allowance.  The establishment, or increase, of a valuation allowance increases income tax expense for such year.  We have a valuation allowance against 100% of our net deferred tax assets, which are composed primarily of net operating loss (or NOL) carryforwards.  Even though we have fully reserved these net deferred tax assets for book purposes, we would still be able to utilize them to reduce future income taxes payable should we have future earnings.  To the extent such deferred tax assets relate to NOL carryforwards, the ability to use such NOLs against future earnings will be subject to applicable carryforward periods.  As of March 31, 2012, we had NOL carryforwards for federal and state tax purposes of $16.3 million and $20.2 million, respectively, which are available to offset taxable income through 2032.  These amounts reflect that the utilization of Image’s NOLs carryforwards is subject to a substantial annual limitation due to ownership change (such as the one that occurred at Image in 2010) limitations as required by Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), as well as similar state limitations.  This resulted in approximately $25.3 million and $22.7 million of federal and state NOL carryforwards, respectively, being subject to limitations that caused these carryforwards to expire without utilization in 2010. As a result, Image has written-off the deferred tax assets associated with the excess net operating losses, along with the corresponding valuation allowance.  In addition, Image may incur further limitations on the use the available NOLs in connection with the proposed RLJ transaction.  We are currently in consultation with outside tax counsel with respect to quantifying post-transaction NOL usage.

Income tax expense (benefit) for each of the years ended March 31, 2012 and 2011, is summarized as follows:

(In thousands)	2012	2011
Current
Federal	$—	$—
State	(66)	26
Foreign	—	—
	(66)	26
Deferred
Federal	—	—
State	—	—
	—	—

Total Tax Expense (Benefit)	$(66)	$26

The tax effects of temporary differences that give rise to a significant portion of the net deferred tax assets at March 31, 2012 and 2011, are presented below:

(In thousands)	2012	2011
Deferred tax assets:
Provision for lower of cost or market inventory write-downs	$2,194	$2,681
Net operating loss carryforwards	6,663	5,161
Allowance for sales returns	—	96
Deferred revenue	—	235
Allowance for doubtful accounts receivable	4	663
Accrued compensation and benefits	228	276
Legal settlement accrual	132	39
Depreciation and amortization	664	853
Tax credits	723	663
Stock options	488	100
Partnership investment	—	243
Other	44	77
Deferred tax assets	11,140	11,087
Less valuation allowance	(9,537)	(9,984)
Deferred tax assets	1,603	1,103

Deferred tax liabilities:
Unrealized gain/loss	(1,150)	(1,090)
Allowance for sales returns	(135)	—
Deferred revenue	(111)	—
Partnership investment	(207)	—
Other	—	(13)
Deferred tax liabilities	(1,603)	(1,103)
Net deferred tax assets	$—	$—

Image Entertainment, Inc.

IMAGE ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Expected income tax expense (benefit) based on federal statutory rates for the years ended March 31, 2012 and 2011, differed from actual income tax expense (benefit) as follows:

(In thousands)	2012	2011
Expected income tax benefit	$(1,111)	$(404)
State income tax benefit, net of Federal benefit	49	162
Change in valuation allowance	(447)	(319)
Dividends on preferred stock	1,113
Non-deductible expenses	156	177
Provision to return adjustments	265	152
Change in tax rate	(103)	220
Other	12	38
	$(66)	$26

Note 12.	Other Items – Statements of Operations.

Change in Fair Value of Noncontrolling Interest

The change in fair value of noncontrolling interest due to the valuation of the mandatorily redeemable right to purchase the IMHE Noncontrolling Interest resulted in income of $2,103,000 in fiscal 2012 and expense of $526,000 in fiscal 2011.

Other Income

Other income of $72,000 for fiscal 2012 resulted from the change in fair value of the stock warrant.

Other income of $2,386,000 for fiscal 2011 primarily consisted of $2,370,000 resulting from the change in fair values of the stock warrant liability and purchase rights.

Note 13.	Employee Benefit Plan.

Effective February 1, 2003, we established the Image Entertainment Investment Plan, a defined contribution 401(k) plan for the benefit of employees meeting certain eligibility requirements.  Under the plan, participants may contribute a portion of their earnings on a pre-tax basis.  Employee contributions are forwarded to the plan administrator and invested in various funds at the discretion of the employee.  Initially we matched some portion of those contributions based upon the employee’s compensation status in accordance with the U.S. Internal Revenue Code.  The plan was amended on January 29, 2010.  Effective for payroll periods on or after March 1, 2010, the employer matching contributions to the 401(k) plan were suspended.  Matching contributions for payroll periods before that date were not affected.  As a result of the amendment, in accordance with the Internal Revenue Service guidelines, the contributions of the highly compensated employees will be capped annually.  The cap will be determined based on the results of the actual deferral and contribution percentage discrimination testing requirements of Code Sections 401(k) and (m).  In January 2011, the plan was further amended to allow employer matching contributions to resume.  We incurred 401(k) savings plan expenses of $97,000 and $34,000 for fiscal 2012 and 2011, respectively.

Note 14.	Related Party Transactions.

Transaction with JH Partners, LLC and Affiliates

On December 21, 2009, we entered into a Securities Purchase Agreement, as amended on December 24, 2009, December 30, 2009 and January 20, 2010 (as amended, the SPA)  with JH Partners, LLC, as the investor representative (or Investor Representative), and JH Partners Evergreen Fund, L.P. (or JH Evergreen), JH Investment Partners III, L.P. (or JH Investment III) and JH Investment Partners GP Fund III, LLC (or JH Investment GP Fund and together with JH Evergreen and JH Investment III, the Investors).   Pursuant to the SPA, on January 8, 2010, we sold 22,000 shares of a newly authorized series of our capital stock entitled Series B Cumulative Preferred Stock, par value $0.0001 per share (or Series B Preferred), and 196,702 shares of a newly authorized series of our capital stock entitled Series C Junior Participating Preferred Stock, par value $0.0001 per share (or Series C Preferred and together with the Series B Preferred, the Preferred Shares), for an aggregate purchase price of $22.0 million.  In connection with our sale to the Investors of the Preferred Shares, the Investors acquired control of Image.  After subsequent transactions involving our capital stock, the Investors beneficially own approximately 69% of our outstanding voting securities as of March 31, 2011.

Image Entertainment, Inc.

IMAGE ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

After payment to the Investor Representative of a $1 million transaction fee, akin to an investment banking fee, reimbursement of $650,000 of the Investors' expenses and payment of other transaction-related expenses, we received net proceeds of approximately $19.0 million from the sale of the Preferred Shares.  In April 2011, Image received an invoice of $539,000 from JH Partners for the reimbursement for legal expenses incurred in connection with the January 2010 acquisition transaction. Management concluded that while the legal cost was contemplated in the agreement with JH Partners, the amount could not be reliably estimated as Image was not party to the transactions with the attorneys.  Accordingly, in the fourth quarter of fiscal 2011, management recorded an entry to accrue the $539,000 and to record an adjustment the Series B Preferred to the extent of the original relative fair value of the Series B Preferred in the amount of $180,000 with the remainder recorded as a beneficial conversion feature resulting in a Series C Preferred deemed dividend of approximately $359,000.

Pursuant to the SPA, we are required to pay the Investor Representative or its designee a management fee of $300,000 on each of December 31, 2010 and December 31, 2011.  As of March 31, 2012 and 2011, $600,000 and $375,000, respectively, was included as a component of accrued liabilities and $300,000 was included in general and administrative expenses for each of the fiscal years ended March 31, 2012 and 2011.

Stockholders’ Agreement

On April 14, 2010, Image entered into a Stockholders’ Agreement (Stockholders’ Agreement) with JH Evergreen, JH Investment III, JH Investment GP Fund (together with JH Evergreen and JH Investment III, the JH Stockholders), Messrs. Green and Avagliano, Producers Sales, and Ray Gagnon, an executive of Image (together with Messrs. Green and Avagliano and Producers Sales, the Management Stockholders, and the Management Stockholders and JH Stockholders collectively, the Stockholders). In addition to imposing customary transfer restrictions on Company capital stock held by the Stockholders, the Stockholders’ Agreement includes agreements among the Stockholders regarding tag-along rights, drag-along rights, and approval of a new equity incentive plan pursuant to which the Management Stockholders received stock options and restricted stock awards.  In addition, the Stockholders’ Agreement gives Image a call option on capital stock and vested options held by each of the Management Stockholders, exercisable within 90 days of the termination of employment or consulting engagement of the Management Stockholder.  The exercise price of the call option is based on the fair market value of the underlying shares at the time of exercise, except in the case of termination for “cause,” in which case shares underlying equity compensation awards may be purchased at the original acquisition price, if lower.  We determined that the fair value of this call option is de minimis.

The Stockholders’ Agreement was entered into in connection with the April 14, 2010 purchase by the Management Stockholders of an aggregate of 2,300 shares of Image’s Series B Preferred and 20,564.3 shares of Series C Preferred from the JH Stockholders.  In connection with such purchase, the Management Stockholders also became parties to the January 2010 registration rights agreement.

JH Partners, LLC and Affiliates Guaranty

In connection with PNC Credit Facility, JH Partners, LLC and certain of its affiliates guaranteed up to a maximum of $6.5 million.  Effective July 13, 2011, the PNC Credit Facility was amended solely to allow for contemplated consideration to be paid to JH Parties, which consideration includes (i) $500,000 commitment fee and (ii) a 5% annual fee on the total credit support provided, half of which is payable monthly in cash and half of which is deferred for 12 months, convertible at JH Parties’ option into Image common stock at the end of the 12 months.  Of this consideration, during the fiscal year ended March 31, 2012 $60,000 was included as a component of operating expense and at March 31, 2012, $543,000 was included in accrued liabilities.  See “Note 5. Revolving Credit Facility” above.

Employment and Consulting Agreements

On April 14, 2010, we entered into employment agreements with Messrs. Green (our Chief Executive Officer and Chairman of the Board) and Avagliano (our Chief Operating Officer and Chief Financial Officer) and a consulting agreement with Mr. Hyde (our Vice Chairman) and his wholly owned consulting business, Producers Sales Organization.  Each agreement has an initial three-year term and, subject to advance-notice termination, renews automatically for successive one-year terms.  These employment and consulting agreements, which were amended on July 12, 2010, each provide for, among other things, an annual base salary or consulting fee, as applicable, of $300,000, cash bonus eligibility, stock options and restricted stock awards, severance benefits, reimbursement of commuting and relocation expenses, and certain tax gross-up payments. The stock options and restricted stock awards were granted on November 19, 2010.  See above “Note 9.  Stockholders’ Equity” for further discussion.

Image Entertainment, Inc.

IMAGE ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15.	Subsequent Event.

We have performed an evaluation of subsequent events through the date we issued these consolidated financial statements and have disclosed the following subsequent events:

RLJ Transaction

On April 2, 2012, RLJ Acquisition, Inc., that we call RLJ, and Image entered into an Agreement and Plan of Merger, which we refer to as the merger agreement.  Concurrently with the execution of the merger agreement, RLJ, Acorn Media Group, Inc. (or Acorn), and the shareholders of Acorn, entered into a stock purchase agreement, which we refer as the Acorn purchase agreement.  At the closing of the transactions contemplated by the merger agreement and the Acorn purchase agreement, each of Image and Acorn will be wholly owned subsidiaries of RLJ Entertainment, Inc.  After the completion of the proposed business combination contemplated by the merger agreement and the Acorn purchase agreement, the current stockholders of Image and Acorn will own approximately 11% and 5%, respectively, of a new combined company, RLJ Entertainment, Inc., which we refer to as RLJ Entertainment, and the current stockholders of RLJ will own approximately 84% of RLJ Entertainment, assuming that none of the RLJ stockholders exercise their rights to redeem the RLJ stock they hold (as described below). RLJ Entertainment is expected to apply to list its shares on The Nasdaq Stock Market.  The purchase consideration for Image shareholders is valued at approximately $44.0 million.  The value includes $22.6 million in cash and notes to purchase the Series B Preferred Stock of Image and RLJ Entertainment common stock valued at approximately $21.4 million in exchange for the outstanding common shares of Image.

Merger Agreement

At the closing of the merger transaction, the outstanding shares of Image common stock (excluding dissenting shares) will be automatically converted, into the right to receive a total of 2,289,000 shares of common stock of RLJ Entertainment, subject to reduction by up to 150,000 shares depending on the amount of transaction costs incurred by Image.

All shares of the Series B Preferred Stock of Image will be purchased by RLJ immediately prior to the consummation of the merger transaction. The aggregate purchase price for the preferred stock is $22,600,000. As a result of the merger transaction, each share of the Series B Preferred Stock of Image will be canceled, without conversion, payment, or distribution.

Conditions to Completion of the Merger Transaction

Consummation of the merger transaction is subject to customary conditions, including receipt of any necessary governmental or third party consents. Consummation of the merger transaction is also subject to other conditions, including (i) the registration statement of RLJ Entertainment on Form S-4, which will include a joint proxy statement of Image and RLJ, having been declared effective by the SEC, (ii) the stockholders of Image and RLJ having approved and adopted the merger agreement, (iii) absence of a governmental order that would make the merger transaction illegal, (iv) the Acorn purchase agreement having not been terminated and the conditions to the consummation of the Acorn Transaction having been satisfied, and (v) RLJ having an aggregate of at least $92,000,000 available in cash.

Additionally, closing of the merger transaction is conditioned upon, among other things, (i) no material adverse change of Image or RLJ, (ii) certain stockholders of Image having contributed an aggregate of up to 35,401,977 shares of Image common stock to Image, and (iii) the consummation of the Image Preferred Stock purchase by RLJ for cash and subordinated promissory notes of RLJ Entertainment.

Expenses and Termination Fee

The merger agreement provides that each party will be responsible for its own costs in connection with the Merger, except that Image and RLJ will each pay half of the expenses relating to certain enumerated costs, including the preparation, filing and mailing of the registration statement and joint proxy statement.

Image Entertainment, Inc.

Image must pay a termination fee of $1,620,000 plus RLJ’s expenses, if:

●	RLJ terminates the merger agreement pursuant to a “triggering event” as described above;

●
either party terminates the merger agreement pursuant to a failure by the stockholders of Image to approve the merger agreement, and prior to such failure to approve, a competing transaction with respect to Image was publicly announced; or

●	Image terminates the merger agreement pursuant to a provision allowing termination in order for Image to accept a superior proposal.

In addition, if RLJ is required to pay a termination fee to Acorn under the Acorn purchase agreement, Image must pay one-half of such termination fee actually paid by RLJ to Acorn pursuant to the Acorn Purchase Agreement, not to exceed $500,000.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting at March 31, 2012.  In conducting this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework.  Based on that evaluation under those criteria, management concluded that, at March 31, 2012, our internal control over financial reporting was effective.

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

Board Composition

As of June 1, 2012, our board of directors (or Board) was comprised of five members, divided into three classes as set forth in the table below.  Each director elected holds office for a three-year term, until a successor is duly elected and qualified or until his earlier death, resignation or removal from office.  The directors were elected into the classes below at the 2010 Annual Meeting of Stockholders, with the Class I directors elected for a three-year term, the Class II director for an initial one-year term, and the Class III directors for an initial two-year term.  The Class II director would have been up for election at the 2011 Annual Meeting of Stockholders, the Class III directors at the 2012 Annual Meeting and the Class I directors at the 2013 Annual Meeting.  Because Image did not have an annual meeting of stockholders in 2011, the Class II directors will be up for election at the 2012 Annual Meeting of Stockholders.

Name	Director Class	Director Since	Age	Principal Occupation and Business Experience During Past Five Years and Other Directorships

Patrick M. Collins	I	2010	38
Mr. Collins is a senior investment professional with JH Partners, LLC (or JH Partners), a private equity firm, where he has held various positions since 2003.  Mr. Collins is a member of JH Partners' four-member investment committee and is responsible for leading deal teams in completing all phases of the firm's private equity investments, including sourcing, due diligence, debt financing, valuation, structuring, negotiation and monitoring.  Prior to joining JH Partners, Mr. Collins worked at Behrman Capital, a private equity firm.  Prior to Behrman Capital, Mr. Collins was an investment banker at Merrill Lynch & Co., Inc.  Mr. Collins currently serves on the boards of AmeriMark Holdings, LLC and CHP Holdings, Inc.  Mr. Collins received an MBA from Harvard Business School and a BA from Yale University.  Mr. Collins' experience with capital-raising and growth-oriented transactions provides the Board with perspective on Image's strategies to grow its business.

Theodore S. Green	I	2010	59
Mr. Green was appointed as Image's Chairman of the Board and Chief Executive Officer in January 2010.  From 2007 to 2009, Mr. Green served as Chairman and Co-CEO and director of TM Entertainment and Media, Inc., an entertainment and media investment company, and a director of its successor Chinese company.  From 2003 to 2006, Mr. Green was the CEO and Co-Owner of Anchor Bay Entertainment, a home entertainment and production company, which at the time was a subsidiary of IDT Entertainment, Inc., a production company that focused on the production, marketing and distribution of various media.  Mr. Green began serving as CEO upon the acquisition of Anchor Bay from The Handleman Company.  Prior to that, in 2001, Mr. Green established Greenlight Consulting Inc., a project-based consulting practice focused on the media and entertainment industry.  Greenlight Consulting's clients included Sony Music and Vivendi-Universal as well as numerous other regional media organizations.  Prior to founding Greenlight Consulting, in 2000, Mr. Green was President and Chief Operating Officer of MaMaMedia, Inc., an Internet company that created activity-based learning products for children and their families.  From 1992 to 2000, Mr. Green was the founder and President of Sony Wonder, the division of Sony BMG Music Entertainment responsible for the production and distribution of media geared toward youthful audiences and also for all home video distribution.  Beginning in 1989, Mr. Green was the Executive Vice President of Administration and Operations for ATCO Records, a music industry label co-owned with The Warner Music Group.  From 1982 until 1989, Mr. Green served as the Senior Vice President of Polygram Records, overseeing the Business Affairs and Music Publishing divisions of the company.  Mr. Green's career in the entertainment industry began first in the legal department and thereafter as the Director of Business Affairs for CBS Records.  Prior to that Mr. Green practiced general entertainment law at the firm of Moses Singer.  Mr. Green's broad and deep experience in various segments of the entertainment industry, together with his perspective as our Chief Executive Officer, provides the Board with unique insight and direct access to strategic and operational information about Image.

Image Entertainment, Inc.

Name	Director Class	Director Since	Age	Principal Occupation and Business Experience During Past Five Years and Other Directorships

John W. Hyde	II	2010	71
Mr. Hyde was appointed as Image’s Vice Chairman in January 2010. Mr. Hyde has served as CEO of Rehab Incorporated since 2007.  Mr. Hyde founded and has been an officer of Producers Sales Organization (or PSO) since 1982.  PSO and its affiliate company, Rehab Incorporated, are diversified entertainment, consulting, production, financing and distribution companies.  Mr. Hyde currently has in development Short Circuit for The Weinstein Company and Flight of the Navigator for Disney.  Since October 2007, Mr. Hyde has served as a member of the Board of Directors of The Jim Henson Company, creator of The Muppets and a family entertainment company.  From 2007 to 2008, Mr. Hyde served as the Vice Chairman of Starz Media, a film and television production and distribution company, where he was responsible for integrating the IDT Entertainment operations into the Starz group of companies.  From 2003 to 2006, Mr. Hyde was the COO of IDT Entertainment and CEO of IDTE Productions and New Ark Entertainment.  In those roles, Mr. Hyde oversaw all of IDT Entertainment's operations. From 2000 to 2006, Mr. Hyde was the CEO of Film Roman and was responsible for running the animation company producing The Simpsons, King of the Hill, Hellboy: Animated, Eloise, and Wow! Wow! Wubbzy!  Mr. Hyde’s entertainment development and management experience, strategic planning background and overall familiarity with the film and television industry provide the Board with greater insight into potential growth opportunities.

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

Image Entertainment, Inc.

Name	Director Class	Director Since	Age	Principal Occupation and Business Experience During Past Five Years and Other Directorships

Marshall A. Heinberg	III	2010	55
Mr. Heinberg has served since 2008 as the Head of the Investment Banking Department and as a Senior Managing Director of Oppenheimer & Co. Inc., an investment bank and full-service investment firm.  He began his investment banking career in 1987 as an Associate in the Corporate Finance Division of Oppenheimer & Company, which was acquired by the Canadian Imperial Bank of Commerce (CIBC) in 1997.  In 2001, Mr. Heinberg was named Head of CIBC’s U.S. Investment Banking Department.  CIBC’s US Capital Markets Business was acquired by Oppenheimer & Co. Inc. in 2008. During his career, Mr. Heinberg has worked with many leading growth companies.  Mr. Heinberg has held responsibility for various sectors including environmental, industrial growth, technology and telecommunications.  His transaction experience includes public and private financings, exclusive sale and strategic advisory assignments.  Mr. Heinberg joined the Board of Directors of National Financial Partners in May 2012.  He has been a Non-Executive Director at Universal Biosensors Inc. since January 11, 2010.  Mr. Heinberg graduated from the Wharton School of the University of Pennsylvania with honors, with a degree in economics, and received his law degree from Fordham Law School.  Mr. Heinberg’s experience in public and private financing, strategic development and sales provides the Board with insight regarding financial matters and potential growth and investment opportunities.

All of the directors’ nominations were agreed to by the JH Investors (as defined below).  In addition to the matters affecting our directors and their election to the Board described in Certain Relationships and Related Transactions and Director Independence below, on April 14, 2010, the JH Investors agreed to cause the election of Mr. Hyde as a director of Image by September 30, 2010 and to cause him to stay on the Board for so long as he is an employee or consultant of Image.

Executive Officers

The following table sets forth the name, age and position of each of our executive officers as of July 29, 2011.

Name	Age	Position
Executive Officers*
Theodore S. Green	59	Chief Executive Officer and Chairman of the Board
John P. Avagliano	56	Chief Operating Officer/Chief Financial Officer
John W. Hyde	71	Vice Chairman

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

Image Entertainment, Inc.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires Image’s directors, executive officers and the beneficial holders of more than 10% of a registered class of Image’s equity securities to file initial reports of ownership and changes in ownership of common stock and other equity securities of Image with the Securities and Exchange Commission (or SEC).  Based solely on our records and written representations from certain of these persons, we believe that during fiscal year 2012 all applicable Section 16(a) filing requirements were met.

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

For the remainder of fiscal year 2011 through the date of this Annual Report, our Audit Committee was comprised of Ms. George, and Messrs. Collins, Green, Heinberg and Hyde (Chairman), our Compensation Committee was comprised of Ms. George (Chairman) and Mr. Heinberg and our Nominations and Governance Committee was comprised of Messrs. Collins (Chairman) and Green.

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

Image Entertainment, Inc.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table for Fiscal Year 2012

The following table sets forth compensation paid to those persons who served as our principal executive officer and our other most highly compensated executive officers (collectively, the Named Executive Officers) for fiscal year 2012, which ended on March 31, 2012:

Name & Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(2)	All Other Compensation ($)(3)	Total ($)
Theodore S. Green,	2012	$300,000	$––	$––	$––	$4,154	$304,154
Chief Executive Officer	2011	300,000	––	1,478,075	421,161	1,615	2,200,851
and Chairman

John P. Avagliano,	2012	300,000	––	––	––	61,904	361,904
Chief Operating Officer and	2011	300,000	50,000	713,726	203,427	153,375	1,420,528
Chief Financial Officer

John W. Hyde(4),	2012	––	––	––	––	300,000	300,000
Vice Chairman	2011	––	––	1,289,815	367,459	300,000	1,957,274

(1)
Amount represents the grant date fair value for restricted stock awards granted in the fiscal year indicated, calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation – Stock Compensation (or ASC Topic 718), based on the closing market price of our stock on the date of grant.

(2)
Amount represents the grant date fair value for stock options granted in the fiscal year indicated, calculated in accordance with ASC Topic 718.  Refer to Note 1 in the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report for the relevant assumptions used to determine the valuation of our stock options.

(3)	Fiscal year 2012 includes:
a.	For Mr. Green, Company 401(k) match of $4,154.
b.	For Mr. Avagliano, Company 401(k) match of $8,000 and reimbursable commuting expenses of $53,904.
c.	For Mr. Hyde, consulting fees.

Fiscal year 2011 includes:
a.	For Mr. Green, Company 401(k) match of $1,615.
b.	For Mr. Avagliano, Company 401(k) match of $1,615, reimbursable commuting expenses of $106,760 and an advance against relocation expenses of $45,000.
c.	For Mr. Hyde, consulting fees.

(4)	Mr. Hyde provides all services to Image through PSO, his wholly-owned consulting business.

Image Entertainment, Inc.

Employment Agreements

We have entered into employment agreements with Messrs. Green and Avagliano and have entered into a consulting agreement with Mr. Hyde and his wholly owned consulting business, PSO, each effective as of April 14, 2010.  Certain terms of these agreements, as amended as of July 12, 2010, are summarized below.

Term.  Each of the agreements is for a term of three years beginning on April 14, 2010, and, subject to advance-notice termination provisions, renews automatically for successive one-year terms.

Base Compensation.  The agreements provide for minimum annual base salaries or annual consulting fees of $300,000 to each executive officer, to be reviewed annually by our board of directors.

Cash Bonus Opportunity.  Each executive officer is eligible for an annual cash bonus opportunity targeted at 50% of base compensation, subject to Image achieving specified earnings before interest, taxes, depreciation and amortization (or EBITDA) goals, with partial bonus eligibility if at least 85% of the applicable goal is achieved.  For the 2012 fiscal year, targeted EBITDA was $17.6 million, with certain adjustments permitted for material acquisitions of a company or business.  The minimum EBITDA goal was not met for the 2012 fiscal year and, as a result, no executive officer received a cash bonus for such year.

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

Severance Benefits.  Each executive officer will be entitled to specified severance benefits, subject to execution of a customary general release of claims, if his employment or consulting engagement is terminated without "cause" or he terminates his employment or consulting engagement for "good reason" including: (i) a payment equal to 12 months of salary or consulting fees, as applicable, and a pro rata bonus opportunity; (ii) in the case of Messrs. Green and Avagliano, continuation of healthcare benefits for 12 months; and (iii) reimbursement of incurred expenses, and in the case of Mr. Avagliano, reimbursement for relocation expenses actually incurred by Mr. Avagliano on or six months prior to termination of employment (up to an aggregate cap of $120,000 and a tax gross-up cap on any such amounts of $75,000).

For purposes of the agreements, “cause” generally means an executive officer’s (i) conviction of a felony or of any crime involving moral turpitude, dishonesty, fraud, embezzlement, theft or misrepresentation; (ii) gross neglect or gross misconduct in connection with the performance of the executive officer’s duties (other than due to the executive officer’s physical or mental illness); (iii) material breach of the employment or consulting agreement, Image’s proprietary information agreement or certain other Company material policies, rules and regulations; or (iv) willful engagement in any other conduct that involves a material breach of a fiduciary obligation or that would reasonably be expected to have a material and adverse economic effect upon Image and its subsidiaries, subject to certain notice and opportunity to cure provisions set forth in the agreements.

For purposes of the agreements, “good reason” generally means, without the executive officer’s prior written consent, (i) a material diminution in the executive officer’s salary or consulting fees, as applicable; (ii) a material diminution in the executive officer’s authority, duties or responsibilities, including a material adverse change in the executive officer’s reporting relationships; (iii) a material breach of the employment or consulting agreement by Image; (iv) the failure of Image to issue certain equity awards to the executive officer by November 30, 2010; or (v) except for Mr. Green, requiring the executive officer to change the principal location of his employment or engagement outside the Los Angeles, California area, subject in each case to certain notice and opportunity to cure provisions set forth in the agreements.  Mr. Green’s employment agreement also provides that “good reason” means (x) the failure of Image or its stockholders to reelect or to reappoint him as Chairman of the Board, unless cause for removal exists or (y) the appointment of a co-chairman of the Board.  Mr. Hyde's consulting agreement also provides that "good reason" means the termination of employment of Mr. Green.

Each executive officer will receive a tax gross-up to the extent that payments under the employment or consulting agreements are “parachute payments” under Section 280G of the Internal Revenue Code of 1986, as amended (or the Code), and subject to an excise tax under Section 4999 of the Code, subject to specified limitations set forth in the agreements, including an aggregate cap of $1 million on total gross-up payments to the executive officers under their employment and consulting agreements.

Image Entertainment, Inc.

The agreements also contain non-competition and non-solicitation covenants.  Timing of severance payments under the agreements may be adjusted in certain circumstances to the extent necessary for compliance with or exemption from Section 409A of the Code.

Equity Awards.  The employment and consulting agreements contemplate the issuance of stock options and restricted stock awards to the executive officers covering an aggregate of 34,621,411 shares of common stock (14,698,071 shares for awards to Mr. Green, 7,097,923 shares for awards to Mr. Avagliano and 12,825,417 shares for awards to Mr. Hyde).  These grants were awarded to the executive officers on November 19, 2010 under our 2010 Equity Incentive Award Plan (or the 2010 Plan) and are included in the “Outstanding Equity Awards at Fiscal Year End 2012” table below.  As described in that table, a portion of the awards vest over a four-year vesting period and a portion vest based on Image’s achievement of specific stock prices over certain time periods, subject to a continued employment or service relationship and subject to certain restrictions on transfer.

Treatment of Stock Options and Restricted Stock Awards upon a Change in Control

Unless otherwise provided in an award agreement or other written agreement between an executive officer and us, if a change in control occurs and outstanding awards held by the executive officers under the 2010 Plan are not continued, converted, assumed or replaced by Image or a successor company (or a parent or subsidiary thereof) in the change in control, the awards will become fully exercisable and/or payable, as applicable, and all forfeiture, repurchase and other restrictions on the awards will lapse.  Upon, or in anticipation of, a change in control, the administrator of the 2010 Plan may cause outstanding awards to terminate at a specific time in the future, including but not limited to the date of such change in control, and each executive officer will have the right to exercise such awards during a period of time determined by the administrator.  In addition, certain of the executive officer’s outstanding stock options and restricted stock awards will become fully vested in the event of a change in control in which the stock's equity value equals or exceeds certain threshold prices.  A description of these vesting terms is provided in the footnotes to the “Outstanding Equity Awards at Fiscal Year End 2012” table below.

“Change in control” generally means under the 2010 Plan the occurrence of any of the following events:

•
an acquisition by any person or group of persons of beneficial ownership of more than 50% of the total combined voting power of our securities (other than a registered public offering of our common stock and excluding acquisitions by Image, by any of its subsidiaries, by an employee benefit plan maintained by Image or its subsidiaries or by any person that, prior to such transaction, controls, is controlled by or is under common control with Image);

•
a change in the composition of our board of directors such that, during any two-year period, the incumbent board members cease to constitute at least a majority of the board (excluding directors whose election, or nomination for election by stockholders, was approved by at least two-thirds of the incumbent board);

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

Image Entertainment, Inc.

In connection with the Merger Transactions described above in Item 7 of Part II of this Annual Report, our board of directors has approved that outstanding stock options held by the Named Executive Officers, to the extent not previously vested by their terms, will be treated as fully vested and exercisable in accordance with their original terms, subject to completion of the Merger Transactions, except that the following stock options will not accelerate in vesting and will terminate in connection with the Merger Transactions without the payment of any consideration to the holders:  Mr. Green, stock option to purchase 2,104,273 shares; Mr. Avagliano, stock option to purchase 1,016,568 shares; and Mr. Hyde, stock option to purchase 1,835,790 shares.  In connection with the Merger Transactions, our board of directors also has approved that outstanding restricted stock awards held by the Named Executive Officers will be treated as fully vested in accordance with their original terms, subject to completion of the Merger Transactions, except that the following restricted stock awards will terminate in connection with the Merger Transactions without the payment of any consideration to the holders:  Mr. Green, restricted stock award for 345,405 shares; Mr. Avagliano, restricted stock award for 166,864 shares; and Mr. Hyde, restricted stock award for 301,334 shares.  In the event the Merger Transactions are not completed, outstanding equity awards held by the Named Executive Officers will remain in force and effect in accordance with their original terms.  Additional details about the outstanding stock options and restricted stock awards held by the Named Executive Officers are set forth below in the “Outstanding Equity Awards at Fiscal Year End 2012” table.

Image Entertainment, Inc.

Outstanding Equity Awards at Fiscal Year End 2012

The table below sets forth information regarding the outstanding option awards and unvested restricted stock awards held by the Named Executive Officers as of March 31, 2012.  All equity awards reported in the table below were granted on November 19, 2010 under the 2010 Plan.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (# Exercisable)	Number of Securities Underlying Unexercised Options (# Unexercisable)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(1)	Equity IncentivePlan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(1)
Theodore S.	896,583	896,582	$0.20	11/19/2020(2)	––		$––	––		$––
Green	946,801	––	0.20	11/19/2020(3)	––		––	––		––
	––	2,104,273	0.20	11/19/2020(4)	––		––	––		––

	––	––	––	––	8,005,550	(5)	600,416	––		––
	––	––	––	––	––		––	1,502,877	(6)	112,716
	––	––	––	––	––		––	345,405	(7)	25,905
John P.	432,894	432,890	0.20	11/19/2020(2)	––		––	––		––
Avagliano	457,396	––	0.20	11/19/2020(3)	––		––	––		––
	––	1,016,568	0.20	11/19/2020(4)	––		––	––		––
	––	––	––	––	3,865,275	(5)	289,896
	––	––	––	––	––		––	726,036	(6)	54,453
	––	––	––	––	––		––	166,864	(7)	12,515
John W.	782,432	782,432	0.20	11/19/2020(2)	––		––	––		––
Hyde	825,998	––	0.20	11/19/2020(3)	––		––	––		––
	––	1,835,790	0.20	11/19/2020(4)	––		––	––		––
	––	––	––	––	6,986,305	(5)	523,973	––		––
	––	––	––	––	––		––	1,311,126	(6)	98,334
	––	––	––	––	––		––	301,334	(7)	22,600

(1)	Market value as of March 31, 2012 is calculated based on our closing stock price of $0.075 per share on March 30, 2012.
(2)
Stock option 25% vested on January 8, 2011 and 6.25% vests each three-month period thereafter (the Service-Based Vesting Schedule), such that the stock option is 100% vested on January 8, 2014.  Vesting is rounded up to the nearest whole share.

(3)
Stock option vests 100% upon the earlier of (i) the date the stock’s fair market value equals or exceeds $0.0773 for any 20 out of 30 consecutive trading days on or after January 8, 2012, (ii) a change in control in which the stock’s equity value equals or exceeds $0.0773 per share, or (iii) January 8, 2019.  The events referred to in (i) and (ii) are referred to for purposes of this table as the Stock Price Hurdle I.  The Stock Price Hurdle I was satisfied on February 22, 2012 upon achievement of the event referred to in (i).

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

Image Entertainment, Inc.

Director Compensation

For fiscal year 2012, our non-employee and non-affiliate members of our board of directors, Mary George and Marshall Heinberg, received an annual retainer of $30,000 to compensate them for attending up to twelve Board or committee meetings.  For fiscal year 2012, our non-employee and non-affiliate directors were also eligible to receive an additional $2,000 per additional Board or committee meeting attended where attendance was expected.  In addition, our non-employee and non-affiliate directors were reimbursed for reasonable travel expenses to attend Board or committee meetings.  Employee or affiliate directors receive no compensation for their service as directors.

For fiscal year 2012, our non-employee and non-affiliate directors were each granted a restricted stock award for 400,000 shares of our common stock.  The restricted stock awards were granted under our 2011 Equity Incentive Plan on December 6, 2011 and vest as to 1/12th after each three-month period of continuous director service.

Director Compensation Table for Fiscal Year 2012

The following table sets forth information regarding the compensation earned by our non-employee and non-affiliate directors in fiscal year 2012:

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	Option Awards ($)	All Other Compensation ($)	Total ($)

Mary J. George	$38,000	$20,000	$––	$––	$58,000
Marshall A. Heinberg	40,000	20,000	––	––	60,000

(1)	Annual retainer fee paid quarterly plus payment for four additional meetings attended by Ms. George and five additional meetings attended by Mr. Heinberg.

(2)
Amount represents the grant date fair value for restricted stock awards granted during fiscal year 2012.  The per share grant date fair value of each of the restricted stock awards for 400,000 shares was $0.05, our closing stock price on the date of grant of the award.  As of fiscal year end 2012, Ms. George and Mr. Heinberg each held restricted stock awards for 500,000 shares, of which 83,331 shares had vested in accordance with their vesting schedule.

Image Entertainment, Inc.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of June 1, 2012, with respect to the beneficial ownership of shares of our common stock owned by (i) each person, who, to our knowledge based on Schedules 13D filed with the SEC, is the beneficial owner of more than 5% of our outstanding common stock, (ii) each person who is currently a director, (iii) each Named Executive Officer, and (iv) all of our current directors and executive officers as a group.

Name of Beneficial Owner	Shares of Common Stock Beneficially Owned(1)	Percent of Common Stock(2)
JH Evergreen Management, LLC(3)	175,868,700	68.81%
Theodore S. Green(4)	20,865,862	8.07%
John W. Hyde(5)	18,002,653	6.97%
John P. Avagliano(6)	9,333,089	3.63%
Mary J. George(7)	500,000	*
Marshall A. Heinberg(7)	500,000	*
Patrick M. Collins (8)	––	––
All current directors and executive officers as a group (6 persons)	49,201,604	15.85%

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

(2)
On June 1, 2012, there were 256,402,133 shares of our common stock, $.0001 par value, outstanding.  Common stock not outstanding but which underlies options and warrants vested or exercisable as of, or vesting or exercisable within, 60 days after June 1, 2012, is deemed to be outstanding for the purpose of computing the percentage of the common stock beneficially owned by each named person or entity (and the directors and executive officers as a group), but is not deemed to be outstanding for any other purpose.

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

(4)	Includes options to purchase 2,067,530 shares of common stock vested or exercisable within 60 days after June 1, 2012 and 9,853,832 shares subject to restricted stock awards.
(5)
Mr. Hyde holds shares through PSO, his wholly owned consulting business.  Includes options to purchase 1,804,038 shares of common stock vested or exercisable within 60 days after June 1, 2012 and 8,598,765 shares subject to restricted stock awards.

(6)	Includes options to purchase 998,514 shares of common stock vested or exercisable within 60 days after June 1, 2012 and 4,758,175 shares subject to restricted stock awards.
(7)	Includes 408,336 shares subject to restricted stock awards.
(8)	Our director, Patrick Collins, is a senior investment professional with JH Partners, LLC, a private equity firm associated with JH Evergreen Management and the other JH entities referenced above.

Image Entertainment, Inc.

Change in Control

Please refer to the description of the Stockholders’ Agreement in Certain Relationships and Related Transactions, and Director Independence below, which is incorporated herein by reference.

Equity Compensation Plan Information

The following table sets forth certain information as of March 31, 2012 with respect to our equity compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance, aggregated by (i) all compensation plans previously approved by our security holders, and (ii) all compensation plans not previously approved by our security holders:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities referenced in the first column) (2)
Equity compensation plans approved by security holders	12,956,986	$0.237	20,668,439
Equity compensation plans not approved by security holders:	––	––	––

Total	12,956,986	$0.237	20,668,439

Notes to Equity Compensation Plan Information Table:

(1)	Includes options granted to employees, consultants and directors under our 2004 Incentive Compensation Plan, 2008 Stock Awards and Incentive Plan and 2010 Equity Incentive Award Plan.
(2)	Future equity awards may be granted under our 2004 Incentive Compensation Plan, 2008 Stock Awards and Incentive Plan, 2010 Equity Incentive Award Plan or 2011 Equity Incentive Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Image Entertainment, Inc.

The January 8, 2010 investment and recapitalization transaction with JH Evergreen, JHIP III and JHIP GP III (or JH Investors) resulted in a variety of related-person transactions with the JH Investors (and certain affiliates), which became the holders of approximately 88.6% of our post-transaction outstanding voting securities.  After subsequent transactions involving our capital stock, the Investors beneficially owned approximately 69% of our outstanding voting securities as of March 31, 2012.  The transaction included, among other things, the purchase from Image by JH Investors of 22,000 shares of our series of Series B Preferred Stock and 196,702 shares of our series of Series C Preferred Stock (together with the Series B Preferred Stock, the Preferred Shares (and the Series C Preferred Stock since converted into 196,702,000 shares of common stock)), for an aggregate purchase price of $22.0 million.  These transactions included payment to the JH Partners of a $1.0 million transaction fee, akin to an investment banking fee, and reimbursement of $650,000 of the JH Investors’ expenses and payment of other transaction-related expenses.  In fiscal 2011, Image reimbursed additional JH Investors’ legal expenses of $538,000 related to the January 2010 transaction.  Pursuant to the stock purchase agreement regarding the Preferred Shares (or SPA), we agreed to pay the JH Partners or its designee a management fee of $300,000 on each of December 31, 2010 and December 31, 2011.

Pursuant to the SPA, the JH Investors initially provided a $5.0 million irrevocable standby letter of credit as credit support for our revolving credit facility, which revolving credit facility was terminated on June 23, 2011 and replaced with a new revolving credit facility with PNC Bank, N.A. (under which certain affiliates of JH Partners provide a $3.7 million standby letter of credit as credit support).  The obligations under the new revolving credit facility are secured by a lien on substantially all of the assets of Image and are guaranteed by one or more affiliates of JH Partners, with Messrs. Green, Hyde and Avagliano providing any applicable contribution to such guaranty in the portion of their ownership of the Series B Preferred Stock.  JH Parties are compensated for the guaranty as follows:  (i) a $500,000 commitment fee and (ii) a 5% annual fee on the total credit support provided, half of which is payable monthly in cash and half of which is deferred for 12 months, convertible at JH Parties' option into Image common stock at the end of the 12 months.  Of this compensation, during the fiscal year ended March 31, 2012, $60,000 was included as a component of operating expense and at March 31, 2012, $503,000 was included in accrued liabilities.

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

On April 14, 2010, Theodore S. Green, John Avagliano, Ray Gagnon and PSO, John Hyde's wholly-owned consulting business, purchased shares of Image’s Series B Preferred Stock and Series C Preferred Stock from the JH Investors.  Mr. Green purchased 1,000 shares of Series B Preferred Stock and 8,941 shares of Series C Preferred Stock for an aggregate purchase price of $1,029,589.04, Mr. Avagliano purchased 400 shares of Series B Preferred Stock and 3,576.4 shares of Series C Preferred Stock for an aggregate purchase price of $411,835.62, Mr. Gagnon purchased 50 shares of Series B Preferred Stock and 447.05 shares of Series C Preferred Stock for an aggregate purchase price of $51,479.45 and PSO purchased 850 shares of Series B Preferred Stock and 7,599.85 shares of Series C Preferred Stock for an aggregate purchase price of $875,150.69.

On April 14, 2010, in connection with this transaction, the JH Investors entered into a Stockholders’ Agreement (or the Stockholders’ Agreement) with Image, Messrs. Green, Avagliano and Gagnon, and PSO.  Messrs. Green, Avagliano and Gagnon, and PSO are referred to herein as the Management Stockholders, and the Management Stockholders and the JH Investors are referred to herein as the Stockholders. In addition to imposing customary transfer restrictions on Company capital stock held by the Stockholders, the Stockholders’ Agreement includes agreements among the Stockholders regarding tag-along rights, whereby Stockholders have the right to participate in sales of Image’s capital stock by other Stockholders, subject to specified exceptions.

The Stockholders’ Agreement also includes customary drag-along rights, which provide that if the holders of at least a majority of Image’s common stock (on a fully diluted basis) elect to consummate a transaction or series of transactions resulting in the sale of at least a majority of Image’s common stock (on a fully diluted basis) or assets, each other Stockholder shall take all action necessary to consummate such transaction or transactions.  Furthermore, the JH Investors agreed to vote in favor of Image’s 2010 Equity Incentive Award Plan pursuant to which the Management Stockholders received stock options and restricted stock awards at the 2010 Meeting of Stockholders.

In addition, the Stockholders’ Agreement gives Image a call option on capital stock and vested options held by each of the Management Stockholders, exercisable within 90 days of the termination of employment or consulting engagement of the Management Stockholder.  The exercise price of the call option is based on the fair market value of the underlying shares, except in the case of termination for “cause,” in which case shares underlying equity compensation awards may be purchased at the original acquisition price, if lower.  The call option is assignable by Image to the other Stockholders.  We determined that the fair value of the call option is de minimis.

Image Entertainment, Inc.

John Hyde, our Vice Chairman, owns PSO, which is one of Image’s content providers.  PSO receives royalty payments based upon a contractual percentage of net revenues derived from the distribution of the entertainment programming licensed.  The royalties paid in consideration for the content distribution, in the opinion of management, is fair and reasonable, and is on terms no less favorable than terms generally available to other third party content suppliers under the same or similar circumstances.  The amount of royalties earned was $187,000 for fiscal 2012 and $127,000 for fiscal 2011.

The JH Parties and certain other stockholders, including Messrs. Greene, Hyde and Avagliano, have agreed to contribute an aggregate of up to 35,401,977 shares of Image Common Stock to Image for no consideration in connection with the closing of RLJ transaction.

Director Independence

Although we are not currently listed on Nasdaq, we consider Nasdaq independence standards with regard to our Board members.  Our Board reviewed the Nasdaq independence standards with regard to our directors, including whether specified transactions or relationships existed during the past three years, between our directors, or certain family members or affiliates of our directors, and Image and our subsidiary, certain other affiliates, or our independent registered public accounting firm.  As a result of the review, our Board determined that Mary George and Marshall Heinberg were deemed “independent” as that term is used in Nasdaq Marketplace Rule 5605(a)(2).  Mr. Heinberg and Ms. George are investors in funds affiliated with JH Partners.  Those funds are not stockholders of Image.  No other current directors were considered independent.  Mr. Green is our Chief Executive Officer, Mr. Hyde is our Vice Chairman and Mr. Collins is employed by our controlling shareholder.  We do not know of any family relationships among or between any of our directors, executive officers or key employees.  With regard to the independence of our directors regarding committee independence, see Directors, Executive Officers and Corporate Governance – Committees of the Board above, which is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table summarizes the aggregate fees for professional services provided by BDO USA, LLP related to the fiscal years ended March 31, 2012 and 2011:

	2012	2011
Audit Fees	$339,258	$347,237
Audit-Related Fees	167,171	––
Tax Fees	44,250	––
All Other Fees	––	––

Total Fees	$550,679	$347,237

Audit Fees.

Consisted of fees billed for professional services rendered for: (i) the audit of our consolidated financial statements; (ii) the review of interim consolidated financial statements for our quarterly filings; and (iii) any services that are normally provided by our principal accountant in connection with statutory and regulatory filings or engagements.

Audit-Related Fees.

Audit-related fees during the fiscal year ended March 31, 2012 consisted of fees for due diligence services related to the RLJ transaction.  There were no audit-related fees during the fiscal year ended March 31, 2011.

Image Entertainment, Inc.

Tax Fees.

BDO USA, LLP began providing tax compliance services in May 2011 for the fiscal year ended March 31, 2012, but did not perform professional services for tax compliance, tax advice or tax planning for us in fiscal year ended March 31, 2011.

All Other Fees.

There were no other fees during the fiscal year ended March 31, 2012 and 2011.

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

All of the fees paid to BDO USA, LLP in fiscal 2012 and 2011 were pre-approved by the Audit Committee.  Our Audit Committee has considered whether the provision of services other than those described above under the heading of “Audit Fees” are compatible with maintaining the independence of BDO USA, LLP.

Image Entertainment, Inc.

PART IV

Item 15.	Exhibits And Financial Statements

(a)	The following documents are filed as a part of this report:	Page

1.	Financial Statements.

	Report of Independent Registered Public Accounting Firm	[41]
	Consolidated Balance Sheets as of March 31, 2012 and 2011	[42]
	Consolidated Statements of Operations for the years ended March 31, 2012 and 2011	[44]
	Consolidated Statements of Stockholders’ Equity for the years ended March 31, 2012 and 2011	[45]
	Consolidated Statements of Cash Flows for the years ended March 31, 2012 and 2011	[46]
	Notes to Consolidated Financial Statements	[49]

(b)	Exhibits.

2.1
Merger Agreement, dated as of April 2, 2012, by and between RLJ Acquisition, Inc. and Image Entertainment, Inc. (Certain of the exhibits and schedules to this exhibit have been omitted in accordance with Item 601(b)(2) of Regulation S-K.  The Registrant agrees to furnish supplementally a copy of all omitted exhibits and schedules to the Securities and Exchange Commission upon its request) (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File No. 000-11071) filed on April 6, 2012).

3.1	Certificate of Incorporation of Image Entertainment, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K (File No. 000-11071) filed on June 29, 2009).

3.2
Amended Section 4(a) of the Certificate of Incorporation of Image Entertainment, Inc. (incorporated by reference to Exhibit 3.1 to Image’s Current Report on Form 8-K filed November 19, 2010 (file no. 000-11071)).

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

3.6	Bylaws of Image Entertainment, Inc., as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-11071) filed on February 12, 2010).

3.7	Amendment to the Bylaws of Image Entertainment, Inc., dated August 5, 2010 (incorporated by reference to Exhibit 3.1 to Image’s Current Report on Form 8-K filed August 11, 2010 (file no. 000-11071).

4.1	Specimen Common Stock certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-3 (File No. 333-138701) filed on November 14, 2006).

Image Entertainment, Inc.

4.2
Securities Purchase Agreement, dated as of August 30, 2006, between Image Entertainment, Inc. and the buyers named therein (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-11071) filed on August 31, 2006).

4.3
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

4.5
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

4.7
Registration Rights Agreement, dated as of January 8, 2010, by and among Image Entertainment, Inc., JH Partners, LLC, JH Partners Evergreen Fund, LP, JH Investment Partners III, LP and JH Investment Partners GP Fund III, LLC. (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 000-11071) filed on January 14, 2010).

4.7(a)
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

Image Entertainment, Inc.

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

10.18†
Form of 2010 Equity Incentive Plan Stock Option Grant Notice and Stock Option Agreement (Type A Grant) (incorporated by reference to Exhibit 10.3 to Image’s Current Report on Form 8-K filed November 19, 2010 (file no. 000-11071)).

Image Entertainment, Inc.

10.19†
Form of 2010 Equity Incentive Plan Stock Option Grant Notice and Stock Option Agreement (Type B Grant) (incorporated by reference to Exhibit 10.4 to Image’s Current Report on Form 8-K filed November 19, 2010 (file no. 000-11071)).

10.20†
Form of 2010 Equity Incentive Plan Stock Option Grant Notice and Stock Option Agreement (Type C Grant) (incorporated by reference to Exhibit 10.5 to Image’s Current Report on Form 8-K filed November 19, 2010 (file no. 000-11071)).

10.21†
Form of 2010 Equity Incentive Plan Restricted Stock Award Grant Notice and Restricted Stock Award Agreement (Type A Grant) (incorporated by reference to Exhibit 10.6 to Image’s Current Report on Form 8-K filed November 19, 2010 (file no. 000-11071)).

10.22†
Form of 2010 Equity Incentive Plan Restricted Stock Award Grant Notice and Restricted Stock Award Agreement (Type B Grant) (incorporated by reference to Exhibit 10.7 to Image’s Current Report on Form 8-K filed November 19, 2010 (file no. 000-11071)).

10.23†
Form of 2010 Equity Incentive Plan Restricted Stock Award Grant Notice and Restricted Stock Award Agreement (Type C Grant) (incorporated by reference to Exhibit 10.8 to Image’s Current Report on Form 8-K filed November 19, 2010 (file no. 000-11071)).

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

Image Entertainment, Inc.

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

10.24(j)
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

10.31	Amendment No. 1 to Stockholders' Agreement, dated as of March 1, 2011, between Image Entertainment, Inc. and the Stockholders named therein.

10.32
Assignment and Joinder Agreement (to Registration Rights Agreement), dated as of April 14, 2010, between the Assignors and Assignees named therein (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-11071) filed on August 16, 2010).

Image Entertainment, Inc.

10.33
Letter Agreement, dated as of April 14, 2010, between Image Entertainment, Inc. and Ted Green, John Hyde and John Avagliano (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-11071) filed on August 16, 2010).

10.34
Revolving Credit and Security Agreement, dated June 23, 2011, among Image Entertainment, Inc., and Image/Madacy Home Entertainment, LLC, as borrowers, PNC Bank, National Association, as lender and as administrative and collateral agent, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-11071) filed on June 28, 2011).

10.35
First Amendment to Revolving Credit and Security Agreement dated as of July 13, 2011, between PNC Bank National Association, Image Entertainment, Inc. and Image/Madacy Home Entertainment, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 10-Q (File No. 000-11071) filed on August 15, 2011).

10.36
Second Amendment to Revolving Credit and Security Agreement dated November 2, 2011, between PNC Bank National Association, Image Entertainment, Inc. and Image/Madacy Home Entertainment, LLC (incorporated by reference to Exhibit 10.2 to Image’s Quarterly Report on Form 10-Q filed November 14, 2011 (file no. 000-11071).

10.37*	Third Amendment to Revolving Credit and Security Agreement dated February 29, 2012, between PNC Bank National Association, Image Entertainment, Inc. and Image/Madacy Home Entertainment, LLC.

10.38
Form of 2011 Equity Incentive Plan Restricted Stock Award Grant Notice and Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to Image’s Quarterly Report on Form 10-Q filed February 14, 2012 (file no. 000-11071).

10.39
Preferred Stock Purchase Agreement, dated as of April 2, 2012, by and between RLJ Acquisition, Inc. and the holders of the shares of Series B Preferred Stock of Image Entertainment, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-11071) filed on April 6, 2012).

10.40
Support Agreement, dated as of April 2, 2012, by and between RLJ Acquisition, Inc., JH Partners Evergreen Fund, L.P., JH Investment Partners III, L.P. and JH Investment Partners GP Fund III, LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 000-11071) filed on April 6, 2012).

10.41
Share Contribution Agreement, dated as of April 2, 2012, by and between Image Entertainment, Inc. and the Stockholders listed on Exhibit A thereto (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 000-11071) filed on April 6, 2012).

10.42
Share Escrow Agreement, dated as of April 2, 2012, by and among Theodore S. Green, Producers Sales Organization, John Avagliano, JH Partners Evergreen Fund, L.P., JH Investment Partners III, L.P. and JH Investment Partners GP Fund III, LLC (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 000-11071) filed on April 6, 2012).

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1*	Section 1350 Certification of Chief Executive Officer.

Image Entertainment, Inc.

32.2*	Section 1350 Certification of Chief Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

†	Management contract or compensatory plan or arrangement.

Image Entertainment, Inc.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMAGE ENTERTAINMENT, INC.
A Delaware corporation

Dated: June 14, 2012	/s/ THEODORE S. GREEN
THEODORE S. GREEN
Chairman and Chief Executive Officer
(Principal Executive Officer)

Dated: June 14, 2012	/s/ JOHN P. AVAGLIANO
JOHN P. AVAGLIANO
Chief Operating Officer and Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: June 14, 2012	/s/ THEODORE S. GREEN
THEODORE S. GREEN
Chairman and Chief Executive Officer
(Principal Executive Officer)

Dated: June 14, 2012	/s/ JOHN P. AVAGLIANO
JOHN P. AVAGLIANO
Chief Operating Officer and Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: June 14, 2012	/s/ PATRICK M. COLLINS
PATRICK M. COLLINS
Director

Dated: June 14, 2012	/s/ MARY GEORGE
MARY GEORGE
Director

Dated: June 14, 2012	/s/ MARSHALL HEINBERG
MARSHALL HEINBERG
Director

Dated: June 14, 2012	/s/ JOHN W. HYDE
JOHN W. HYDE
Vice Chairman and Director