Form 10-Q
period 2012-06-30
IMAGE ENTERTAINMENT INC
filed 2012-08-14
CIK 216324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark one)

☒	QUATERLY REPORT PURSUANT TO SECTION 13 OR 15(d) PF THE SECURITIES EXCHANGE ACT OF 1934

For the quaterly period ended June 30, 2012.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________to _________.

Commission File Number:  000-11071

IMAGE ENTERTAINMENT, INC.
(Exact name of registrant as specified in its charter)

Delaware	84-0685613
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Number of shares outstanding of the issuer’s common stock on August 3, 2012:  256,402,133

IMAGE ENTERTAINMENT, INC.

Index

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2012 (or Quarterly Report) of Image Entertainment, Inc. (or we, us, our, or Image) includes forward-looking statements that involve risks and uncertainties within the meaning of the Private Securities Litigation Reform Act of 1995.  Other than statements of historical fact, all statements made in this Quarterly Report are forward-looking, including, but not limited to, statements regarding industry prospects, future results of operations or financial position, and statements of our intent, belief and current expectations about our strategic direction, prospective and future financial results and condition.  In some cases, forward-looking statements may be identified by words such as “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” “future,” “intend,” “project” or similar words.  Forward-looking statements involve risks and uncertainties that are inherently difficult to predict, which could cause actual outcomes and results to differ materially from our expectations, forecasts and assumptions.

All forward-looking statements should be evaluated with the understanding of inherent uncertainty.  The inclusion of such forward-looking statements should not be regarded as a representation that contemplated future events, plans or expectations will be achieved.  Unless otherwise required by law, we undertake no obligation to release publicly any updates or revisions to any such forward-looking statements that may reflect events or circumstances occurring after the date of this Quarterly Report.  Important factors that could cause or contribute to such material differences include those discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K filed on June 14, 2012.  You are cautioned not to place undue reliance on such forward-looking statements.

Index

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

IMAGE ENTERTAINMENT, INC.

Consolidated Balance Sheets
(unaudited)

June 30, 2012 and March 31, 2012

ASSETS

(In thousands)	June 30, 2012	March 31, 2012
Current assets:
Cash	$266	$368
Accounts receivable, net of reserve for returns, allowances and provision for doubtful accounts of $5,347 - June 30, 2012; $6,405 - March 31, 2012;	26,441	18,945
Inventories	14,632	14,202
Royalty and distribution fee advances	11,203	13,567
Prepaid expenses and other current assets	1,496	1,303
Total current assets	54,038	48,385
Noncurrent inventories, principally production costs	729	555
Noncurrent royalty and distribution fee advances	14,669	17,766
Property, equipment and improvements, net	655	726
Intangible assets, net	1,291	1,462
Goodwill	6,762	6,762
Other assets	86	86
Total assets	$78,230	$75,742

See accompanying notes to consolidated financial statements

Index

IMAGE ENTERTAINMENT, INC.

Consolidated Balance Sheets
(unaudited)

June 30, 2012 and March 31, 2012

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS' EQUITY

(In thousands, except share data)	June 30, 2012	March 31, 2012
Current liabilities:
Accounts payable	$12,670	$11,954
Accrued liabilities	5,752	4,164
Accrued royalties and distribution fees	19,249	21,624
Deferred revenue	3,233	3,468
Revolving credit facility	15,046	12,919
Current portion of long-term debt, less debt discount	720	664
Total current liabilities	56,670	54,793
Noncontrolling interest liability	521	500
Series B cumulative preferred stock dividends accrued	7,698	6,818
Long-term debt, less current portion, less debt discount	186	349
Total liabilities	65,075	62,460
Commitments and Contingencies
Series B cumulative preferred stock, $0.0001 par value, 30,000 shares authorized; 22,600 issued and outstanding at June 30, 2012 and March 31, 2012, respectively, with a liquidation preference of $30.3 million and $29.4 million as of June 30, 2012 and March 31, 2012, respectively	5,839	5,839
Series C junior participating preferred stock, $0.0001 par value, 67,933.4 shares authorized at June 30, 2012 and March 31, 2012, respectively; none issued and outstanding at June 30, 2012 and March 31, 2012, respectively	—	—
Stockholders' equity:
Common stock, $0.0001 par value, 500 million shares authorized at June 30, 2012 and March 31, 2012, respectively; 256,402,000 issued and outstanding at June 30, 2012 and March 31, 2012, respectively	26	26
Additional paid-in capital	66,692	66,324
Accumulated deficit	(59,402)	(58,907)
Total stockholders' equity	7,316	7,443
Total liabilities, preferred stock and stockholders’ equity	$78,230	$75,742

See accompanying notes to consolidated financial statements

Index

IMAGE ENTERTAINMENT, INC.

Consolidated Statements of Operations
(unaudited)

For the Three Months Ended June 30, 2012 and 2011

(In thousands, except per share data)	2012	2011
NET REVENUES	$23,269	$23,286
COST OF SALES	17,609	17,795
Gross profit	5,660	5,491
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Selling expenses	1,632	2,477
General and administrative expenses	3,182	3,929
Total selling, general and administrative expenses	4,814	6,406
INCOME (LOSS) FROM OPERATIONS	846	(915)
OTHER EXPENSES (INCOME):
Interest expense, net	198	393
Change in fair value of noncontrolling interest liability	21	(173)
Other expense	165	9
Total other expense	384	229
INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR INCOME TAXES	462	(1,144)
PROVISION (BENEFIT) FOR INCOME TAXES	77	(116)
NET INCOME (LOSS)	385	(1,028)
Dividend on Series B preferred stock	880	791
NET LOSS APPLICABLE TO COMMON SHAREHOLDERS	$(495)	$(1,819)
NET LOSS PER COMMON SHARE:
Net loss per common share – basic and diluted	$(0.00)	$(0.01)
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	256,402	255,602

See accompanying notes to consolidated financial statements

Index

IMAGE ENTERTAINMENT, INC.

Consolidated Statements of Cash Flows
(unaudited)

For the Three Months Ended June 30, 2012 and 2011

(In thousands)	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$385	$(1,028)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of production costs	907	1,141
Depreciation and other amortization	81	147
Amortization of debt discount and deferred financing costs	50	329
Amortization of intangible assets	171	171
Provision for doubtful accounts	—	57
Provision for lower of cost or market inventory write-downs	105	178
Accelerated amortization and fair value write-down of advance royalty and distribution fees	59	222
Change in fair values of stock warrant liability	—	(72)
Stock-based compensation expense	368	284
Change in fair value of noncontrolling interest liability	21	(173)
Changes in assets and liabilities associated with operating activities:
Accounts receivable	(7,496)	8,367
Inventories	(723)	(574)
Royalty and distribution fee advances	4,988	(2,199)
Production cost expenditures	(893)	(977)
Prepaid expenses and other assets	(229)	(472)
Accounts payable, accrued royalties, fees and liabilities	343	(1,855)
Deferred revenue	(235)	(1,014)
Net cash provided by (used in) operating activities	(2,098)	2,532
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(10)	(41)
Payment to noncontrolling interest holder	—	(60)
Net cash used in investing activities	$(10)	$(101)

See accompanying notes to consolidated financial statements

Index

IMAGE ENTERTAINMENT, INC.

Consolidated Statements of Cash Flows, Continued
(unaudited)

For the Three Months Ended June 30, 2012 and 2011

(In thousands)	2012	2011
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facility	$14,414	$11,323
Repayments of borrowings under revolving credit facility	(12,287)	(12,725)
Repayments of long-term debt	(121)	(678)
Net cash provided by (used in) financing activities	2,006	(2,080)
NET INCREASE (DECREASE) IN CASH:	(102)	351
Cash at beginning of period	368	333
Cash at end of period	$266	$684
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$148	$59
Income taxes	$69	$33

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

The accompanying unaudited consolidated financial statements include the accounts of Image Entertainment, Inc. and its majority-owned subsidiary Image/Madacy Home Entertainment, LLC (or collectively, we, our or us).

The balance sheet as of March 31, 2012 included in this report, which has been derived from audited financial statements, and the accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (or U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Commission.  Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements.  All significant intercompany balances and transactions as of and for the three month periods ended June 30, 2012 and 2011 have been eliminated in consolidation.

In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included.  Due to the seasonal nature of our business and other factors, including the strength of our new release schedule, interim results are not necessarily indicative of the results that may be expected for the entire fiscal year.  The accompanying unaudited financial information should, therefore, be read in conjunction with the consolidated financial statements and the notes thereto in our Annual Report on Form 10-K filed on June 14, 2012.  Note 1 of our audited consolidated financial statements included in our Annual Report on Form 10-K contains a summary of our significant accounting policies.  The increase in accounts receivable and respective decrease in the reserve for returns, allowances and provision for doubtful accounts are the result of timing differences.  The cash received from accounts receivable collections forecasted for the latter part of June 2012 were subsequently received in the first week of July.  The reserve for returns, which are generally higher at our fiscal year ended in March 31 as a result of the holiday selling season, are lowered as they are processed in March, April and May of the following year.

Given our history of losses and negative cash flows, we may need to supplement our sources of working capital with additional financing to sustain operations.  Future capital requirements will depend on many factors, including our rate of revenue growth and acquisition of programming content.  To the extent that existing capital resources and sales growth are not sufficient to fund future activities, we may need to raise funds through private equity offerings, debt-financing and public financing, as well as to limit cash outflows through monitoring and controlling our expenditures.  Additional funds may not be available on terms favorable to us or at all.  Failure to raise additional capital, if and when needed, could have a material adverse effect on our financial position, results of operations, and cash flows.

While our working capital deficit has improved over the past quarter, our cash requirements for content acquisition continue to exceed the level of cash generated by day-to-day operations.  At June 30, 2012, we had a working capital deficit of $2.6 million, compared to a working capital deficit of $6.4 million at March 31, 2012.  At June 30, 2012, we had an accumulated deficit of $59.4 million, compared to an accumulated deficit of $58.9 million at March 31, 2012.  We may need to raise additional funds to acquire the rights to content we find desirable, particularly with respect to our competition for home entertainment rights to feature films.  Therefore, maximizing available working capital is critical to our business operations.  On June 23, 2011, we obtained a three-year revolving credit line for up to $17.5 million.  See “Note 5. Revolving Credit Facility” below.  Our ability to borrow against collateralized assets such as receivables and inventory is more favorable compared to our previous revolving credit line.

Certain prior-year balances have been reclassified to conform to the current presentation.

Index

Image Entertainment, Inc.
Notes To Consolidated Financial Statements
(Unaudited)

Note 2.	Recent Accounting Pronouncements.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This Update resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.”  ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011. The adoption of ASC No. 2011-04 did not have a material effect on Image’s financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This Update requires that all nonowner changes in shareholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements, eliminating the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity. ASU No. 2011-05 is effective for interim and annual periods beginning after December 15, 2011, on a retrospective basis. The adoption of ASC No. 2011-05 did not have a material effect on Image’s financial statements.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles - Goodwill and Other (Topic 350), Testing Goodwill for Impairment, which permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit's fair value is less than its carrying value before applying the two-step goodwill impairment model that is currently in place. If it is determined through the qualitative assessment that a reporting unit's fair value is more likely than not greater than its carrying value, the remaining impairment steps would be unnecessary. The qualitative assessment is optional, allowing companies to go directly to the quantitative assessment. ASU No. 2011-08 is effective for annual and interim goodwill impairment tests performed in fiscal years beginning after December 15, 2011; however, early adoption is permitted. The adoption of ASC No. 2011-08 did not have a material effect on Image’s financial statements.

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

In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income – Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, which defers changes in ASC No. 2011-05 that relate to the presentation of reclassification adjustments. ASU No. 2011-12 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  The adoption of ASU No. 2011-12 did not have a material effect on Image’s financial statements.

In July 2012, the FASB issued ASU No. 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment, which permits an entity to make a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset, other than goodwill, is impaired. Currently, entities are required to quantitatively test indefinite-lived intangible assets for impairment at least annually and more frequently if indicators of impairment exist. Under this update, if an entity concludes, based on an evaluation of all relevant qualitative factors, that it is not more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, it will not be required to perform the quantitative impairment test for that asset. ASU No. 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 and is not expected to have a material effect on Image’s financial statements.

Index

Image Entertainment, Inc.
Notes To Consolidated Financial Statements
(Unaudited)

Note 3.	Accounting for Stock-Based Compensation.

As of June 30, 2012, we had four equity compensation plans: the 2011 Equity Incentive Plan (2011 Plan), the 2010 Equity Incentive Award Plan (2010 Plan), the 2008 Stock Awards and Incentive Plan (2008 Plan) and the 2004 Incentive Compensation Plan (2004 Plan, and together with the 2011 Plan, the 2010 Plan and the 2008 Plan, the Plans).  The 2011 Plan provides for stock options, stock appreciation rights, stock awards, restricted stock awards and stock units, performance shares and performance units conditioned upon meeting performance criteria, and other stock or cash-based awards.  The 2010 Plan provides for stock options, stock appreciation rights, restricted stock awards and restricted stock units, dividend equivalents, stock payment awards and other stock or cash-based awards that may be payable upon attainment of pre-established performance goals.  The 2008 Plan provides for equity awards, including stock options, stock appreciation rights, restricted stock awards, performance awards, phantom stock awards, or stock units.  The 2004 Plan provides for equity awards, including stock options and restricted stock units.

At June 30, 2012, there were approximately 19,200,000 shares available for future grants under the 2011 Plan, nine shares available for future grants under the 2010 Plan, 652,500 shares available for future grants under the 2008 Plan and 853,930 shares available for future grants under the 2004 Plan.

Stock Options

There were no options granted during the three months ended June 30, 2012 or June 30, 2011.

Stock option activity for the Plans for the three months ended June 30, 2012 is summarized as follows:

(In thousands, except share prices)	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at April 1, 2012	12,957	$0.237	8.574
Granted	—	—	—
Exercised	—	—	—
Forfeited or Expired	(38)	1.479	5.984
Options outstanding at June 30, 2012	12,919	$0.233	8.332	$—
Options exercisable at June 30, 2012	5,358	$0.281	8.245	$—

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on our closing stock price of $0.07 as of June 29, 2012, the last trading day of the quarter, which theoretically could have been received by the option holders had all option holders exercised their options as of that date.  There were no options exercised, and thus no aggregate intrinsic value of options exercised or cash received, during the three months ended June 30, 2012 and 2011.  There were no in-the-money options exercisable as of June 30, 2012 and 2011.

As of June 30, 2012, there were approximately 7,561,000 unvested stock options and $275,000 in remaining unamortized stock based compensation expense.

There was no excess tax benefit recorded for the tax deductions related to stock options during the three months ended June 30, 2012 and 2011.

The following table summarizes significant ranges of outstanding and exercisable options at June 30, 2012:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares at June 30, 2012 (In thousands)	Weighted-Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number of Shares at June 30, 2012 (In thousands)	Weighted- Average Exercise Price
Under $2.00	12,826	8.4	$0.208	5,265	$0.218
$2.01 to $4.00	93	2.2	3.800	93	3.800
	12,919			5,358

Index

Image Entertainment, Inc.
Notes To Consolidated Financial Statements
(Unaudited)

Restricted Stock Awards

Restricted stock award activity under the Plans for the three months ended June 30, 2012, and changes during the three months then ended are presented below:

Restricted Stock Awards	Shares (000)	Weighted-Average Exercise Price

Nonvested at April 1, 2012	26,623	$0.148
Granted	—	—
Vested	83	0.086
Forfeited or Expired	—	—
Nonvested at June 30, 2012	26,540	$0.148

Vested at June 30, 2012	250	$0.134

There were no restricted stock awards awarded in the three months ended June 30, 2012 or June 30, 2011.

Stock-Based Compensation Valuation and Expense Information

The fair value of each option award is estimated on the date of grant using a closed-form option valuation model (Black-Scholes) based on the assumptions noted in the following table. Expected volatilities are based on implied volatilities from traded options on our stock, historical volatility of our stock and other factors. The expected term of options granted represents the period of time that options granted are expected to be outstanding.  There were no options granted for the three months ended June 30, 2012 and 2011; therefore, no inputs were used to value options.

Compensation expense relating to stock options and restricted stock awards for the three months ended June 30, 2012 and 2011 was $368,000 and $284,000, respectively.  Remaining unamortized compensation expense related to stock options and restricted stock awards for the three months ended June 30, 2012 is $2.8 million.

Note 4.	Inventories.

Inventories at June 30, 2012, and March 31, 2012, are summarized as follows:

(In thousands)	June 30, 2012	March 31, 2012
Discs	$9,535	$9,087
Other (principally disc packaging components)	3,622	3,452
	13,157	12,539
Production costs, net	2,204	2,218
	15,361	14,757
Less current portion of inventories	14,632	14,202
Noncurrent inventories, principally non-recoupable production costs	$729	$555

Inventories consist primarily of finished discs (i.e., DVDs and Blu-ray discs) for sale and are stated at the lower of average cost or market.

Production costs consist of capitalized costs to produce licensed programming for domestic and international distribution and include the costs of film and tape conversion to the optical disc format, menu and packaging design, authoring, compression and mastering.  Non-recoupable production costs are reflected net of accumulated amortization of $10,604,000 and $11,922,000 at June 30, 2012 and March 31, 2012, respectively.

Note 5.	Revolving Credit Facility.

On June 23, 2011, we entered into a three-year Revolving Credit and Security Agreement (or PNC Credit Facility) with PNC Bank, National Association (or PNC).

Index

Image Entertainment, Inc.
Notes To Consolidated Financial Statements
(Unaudited)

Our previous credit facility with Wells Fargo Capital Finance, LLC, as successor by merger to Wachovia Capital Finance Corporation (Western), (or Wells Fargo), which provided a revolving line of credit of up to $15 million and was set to expire on July 31, 2011, was repaid in full with proceeds from the PNC Credit Facility and was terminated.  The PNC Credit Facility provides for up to a $17.5 million revolving line of credit commitment, including a letter of credit subfacility with a $1.5 million sublimit.  Advances under the PNC Credit Facility generally are limited to the total of:  (i) 85% of eligible accounts receivable; (ii) 60% of eligible inventory (with an inventory sublimit of 25% of the borrowing base); and (iii) the lesser of $3 million or the amount of certain letters of credit provided by one or more affiliates of JH Partners, LLC (or JH Parties).  The $1.35 million reserve against the borrowing base, or availability block, may be reduced upon meeting certain terms and conditions at PNC's discretion.  In addition, the amount of outstanding credit under the PNC Credit Facility is capped at $5 million during a 30-day clean-up period annually between January 1 and April 30, with such period to commence each year on a date we select.  This clean-up period was waived by PNC for calendar year 2012.

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

The obligations under the PNC Credit Facility are secured by a lien on substantially all of our assets.  Our obligations under the PNC Credit Facility, up to a maximum of $6.5 million, are guaranteed by JH Parties, with Messrs. Theodore S. Green (our Chief Executive Officer and Chairman), John W. Hyde (our Vice Chairman) and John P. Avagliano (our Chief Financial Officer and Chief Operating Officer) providing any applicable contribution to such guaranty in the portion of their ownership of our Series B Cumulative Preferred Stock (or Series B Preferred).  JH Parties also provides up to $5 million in additional credit support for our revolving line of credit, which is currently a $3.7 million irrevocable standby letter of credit.  Effective July 13, 2011, the PNC Credit Facility was amended solely to allow for contemplated consideration to be paid to JH Parties, which consideration includes (i) $500,000 commitment fee and (ii) a 5% annual fee on the total credit support provided, half of which is payable monthly in cash and half of which is deferred for 12 months, convertible at JH Parties’ option into Image common stock at the end of the 12 months.  See “Note 14. Related Party Transactions” below.

The PNC Credit Facility provides for certain loan covenants, including financial covenants providing for a minimum senior fixed charge coverage ratio of not less than 1.20 to 1.00 and a minimum fixed charge coverage ratio of not less than 1.10 to 1.00 (i.e., consolidated earnings before interest, taxes, depreciation and amortization, as defined in the Loan Agreement (or EBITDA) (minus unfinanced capital expenditures and income taxes) to consolidated total debt (plus certain management fees, and, in the case of the fixed charge coverage ratio, certain dividend payments) over a rolling prior four fiscal quarter period), and limitations on our ability with regard to the incurrence of debt, the disposition and preservation of collateralized assets, transactions with affiliates (other than payment of certain management fees), the existence of liens, capital expenditures, stock repurchases and dividends, investments, amendments of certain business arrangements with Sony Pictures Home Entertainment (or SPHE) and Sony DADC (collectively Sony parties) and of the IMHE management agreement) and mergers, dispositions and acquisitions (with certain limited exceptions for the purchase of third-party equity interests in Image/Madacy Home Entertainment, LLC (or IMHE).  At June 30, 2012, our EBITDA resulted in a fixed-charge coverage ratio more than the required minimum senior fixed charge coverage ratio of not less than 1.20 to 1.00 and a minimum fixed charge coverage ratio of not less than 1.10 to 1.00.  At June 30, 2012, our borrowing availability was $2.4 million ($3.8 million based upon eligible accounts receivable and inventory less the $1.35 million reserve against the borrowing base) and our borrowing rates were 5.00% (based on the alternative base rate, which is Prime Rate of 3.25% plus 1.75%) and 3.72% (based on the eurodollar rate, which is three-month LIBOR of 0.47% plus 3.25%).

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

Index

Image Entertainment, Inc.
Notes To Consolidated Financial Statements
(Unaudited)

The agreement imposes restrictions on such items as encumbrances and liens, payments of dividends, other indebtedness, stock repurchases and capital expenditures.  Any outstanding borrowings are secured by our assets.  The agreement also requires us to comply with minimum financial and operating covenants.  At June 30, 2012, we were in compliance with these covenants.

The PNC Credit Facility was further amended as of July 31, 2012.  See “Note 14. Subsequent Events” below.

At June 30, 2012, we had $15.0 million outstanding under the revolving line of credit.

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

The purchase of the IMHE Noncontrolling Interest by August 31, 2014 is mandatorily redeemable, unless the interest is purchased sooner at the Company’s option.  At acquisition and each reporting period thereafter, the IMHE Noncontrolling Interest is valued using the discounted cash flow method.  Since the purchase is time certain and is not triggered by liquidation or termination of IMHE, the Noncontrolling Interest of $521,000 at June 30, 2012 and $500,000 at March 31, 2012 is recorded as a liability at its fair value.  The change in the fair value of the noncontrolling interest liability during the three months ended June 30, 2012 and 2011 was $21,000 and ($173,000), respectively, and is included as a component of other expense (income) in the consolidated statement of operations.  In addition, during the three months ended June 30, 2012 and 2011, the Company recorded $165,000 and $81,000, respectively, as a component of other expense relating to  to the noncontrolling interest holder for its share in the net operating income of IMHE.

In connection with the purchase of the Home Video Division, on September 7, 2010, Image entered into a three year Management Services Agreement with Madacy Entertainment Management LP, and IMHE entered into an Employee Services Agreement with Sonoma Entertainment LP, each of which was effective August 31, 2010.  Pursuant to the Management Services Agreement, Image pays fees for management services provided by certain employees who oversaw the Seller’s Home Video Division prior to the Closing.  The management fee is $400,000 per year, subject to adjustment based on IMHE’s operating income as calculated in accordance with the terms and conditions of the Operating Agreement (which has a $200,000 floor and an $800,000 ceiling annually), to be paid quarterly.  At each of June 30, 2012 and 2011, none and $33,000 was included as a component of accrued liabilities, and $50,000 and $100,000 was included in general and administrative expenses for each of the three months ended June 30, 2012 and 2011, respectively.  Pursuant to the Employee Services Agreement, IMHE agreed to pay approximately CDN$29,000 per month for the services of certain people employed in connection with the Seller’s Home Video Division prior to the Closing who will continue to assist IMHE with the Home Video Division.  The Employee Services Agreement will remain in effect until Image’s repurchase of the IMHE Noncontrolling Interest.  For the three months ended June 30, 2012 and 2011, $94,000 and $92,000, respectively, was included in selling, general and administrative expenses.

Index

Image Entertainment, Inc.
Notes To Consolidated Financial Statements
(Unaudited)

Note 7.	Long-Term Debt.

On August 23, 2010, we signed a three-year Distribution Services and License Agreement with Sony Pictures Home Entertainment Inc. (SPHE), to act as exclusive manufacturer to meet the Company’s DVD requirements, including Blu-ray Disc high-definition format, and to provide related distribution and other logistics services in exchange for certain fees.  SPHE acts as our vendor of record for shipments of physical product to North American retailers and wholesalers.  However, under our relationship with SPHE, Image is responsible for the credit risk from the end customer with respect to accounts receivable and risk of inventory loss.  On September 8, 2010, an interest-free $2.5 million advance against future replication from SPHE, to be repaid at $0.15 per disc manufactured until the advance is repaid, and a $750,000 non-recoupable advance were received from SPHE and were used to reduce then-outstanding borrowings under our Wells Fargo revolving line of credit facility.  The non-recoupable advance was used to pay the fee incurred for terminating our arrangement with our former replicator resulting in a net zero effect to cost of sales.  After the first year, only the unrecouped portion of the recoupable advance is refundable, but the non-recoupable advance is nonrefundable.  Until the recoupable advance was fully repaid in November 2011, SPHE had a security interest in all Image’s assets in second position behind PNC.

As the $2.5 million recoupable advance is non-interest bearing, we imputed and recorded a debt discount of $218,000 based upon a three-year loan interest rate of 5.5%.  Amortization of the debt discount was a noncash interest expense and totaled $32,000 for the three months ended June 30, 2011.  The deferred manufacturing credit was classified in long-term debt, net of current portion, after manufacturing commenced in October 2010.  We amortized the deferred manufacturing credit as a reduction to inventory purchase cost based upon actual discs manufactured by SPHE.  Amortization of the deferred manufacturing credit, included as a component of cost of sales, totaled $58,000 for the three months ended June 30, 2011.  The advance was fully repaid in fiscal 2012 and there was no debt discount or deferred manufacturing credit for the three months ended June 30, 2012.

Effective August 31, 2010, we entered into an amendment to the Replication Services Agreement and Security Agreement between Sony DADC US Inc. (Sony DADC) and Madacy Entertainment LP, which included execution of the Guarantee Agreement dated August 31, 2010 by Image in favor of Sony DADC, guarantying all of the obligations of IMHE to Sony DADC pursuant to the Replication Services Agreement and Security Agreement.  The obligations under the Replication Services Agreement include, without limitation, the repayment of a $2 million advance to Sony DADC pursuant to the terms and conditions of such agreement.  The $2 million advance is to be repaid at $0.10 per IMHE disc manufactured until the advance is repaid, of which approximately $121,000 and $161,000 was repaid during the three months ended June 30, 2012 and 2011, respectively.  At June 30, 2012 and March 31, 2012, $934,000 and $1.1 million, respectively, of this advance remained outstanding.  As the obligation is non-interest bearing, we have imputed and recorded a debt discount of $174,000 to the $2 million advance based upon a three-year loan interest rate of 5.5%.  Amortization of the debt discount was a noncash interest expense and totaled $14,000 and $20,000 for the three months ended June 30, 2012 and 2011, respectively.

Long-term debt at June 30, 2012, and March 31, 2012, consisted of the following:

(In thousands)	June 30, 2012	March 31, 2012
Subordinated manufacturing advance obligation, less debt discount of $28-June 30, 2012; $42-March 31, 2012	$906	$1,013
Current portion of long-term debt, less debt discount of $28-June 30, 2012; $40-March 31, 2012	720	664
Long-term debt less current portion, less debt discount	$186	$349

Note 8.	Stock Warrant Liability.

We currently do not use hedging contracts to manage the risk of our overall exposure to interest rate and foreign currency changes. The derivative liabilities described below are not hedging instruments.

Index

Image Entertainment, Inc.
Notes To Consolidated Financial Statements
(Unaudited)

Stock Warrant Liability

In August 2006, we issued a $17 million senior secured note (or Note) and related warrant to purchase 1,000,000 shares of our common stock to Portside Growth and Opportunity Fund.  The Note was paid in full in January 2010.  The related warrant was recorded as a component of long-term liabilities.

The warrant had a term of 5 years and an exercise price of $4.25 per share.  In the event of a change of control, the warrant must have been settled in cash using the Black-Scholes model in accordance with the underlying terms contained in the warrant agreement.  The JH Transaction triggered the antidilution provisions contained in the warrant and, as a result, became exercisable for 8,018,868 shares of our common stock at an exercise price of $0.53 per share.  The initial fair value of the warrant liability was determined by using the Black-Scholes valuation method as of August 30, 2006 and this model has historically been used to determine fair value as of the end of each subsequent reporting period.  The assumptions used included the closing price of our common stock on the valuation date, the strike price of the warrant, the risk-free rate equivalent to the U.S. Treasury maturities, the historical volatility of our common stock and the remaining term of the warrant. The assumptions used as of June 30, 2011 are as follows:

June 30, 2011

Risk-free interest rate	0.02%
Expected term (in years)	0.17 years
Expected volatility	51.04%

As the stock warrant expired in August 2011, the valuation of the stock warrant at June 30, 2011 resulted in a de minimus remaining value and there was no remaining balance at June 30, 2012.  The decrease in fair value of the stock warrant liability of $72,000 was included as a component of other income during the three months ended June 30, 2011.

Note 9.	Net Loss per Share Data.

The following presents a reconciliation of the numerators and denominators used in computing basic and diluted net loss per share for the three months ended June 30, 2012 and 2011:

(In thousands, except per share data)	2012	2011

Net income (loss) – basic and diluted numerator	$385	$(1,028)
Less: Dividend on Series B preferred stock	880	791
Net loss per common – basic and diluted numerator	(495)	(1,819)
Weighted-average common shares outstanding – basic denominator	256,402	255,602
Effect of dilutive securities	—	—
Weighted-average common shares outstanding – diluted denominator	256,402	255,602
Basic and diluted net loss per share	$(0.00)	$(0.01)

Outstanding common stock options and warrants not included in the computation of diluted net loss per share totaled 12,919,000 and 21,038,000, respectively, for the three months ended June 30, 2012 and 2011.  They were excluded as their effect would be antidilutive.

Note 10.	Preferred Stock.

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

Index

Image Entertainment, Inc.
Notes To Consolidated Financial Statements
(Unaudited)

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

Note 12.	Related Party Transactions.

Transaction with JH Partners, LLC and Affiliates

On December 21, 2009, we entered into a Securities Purchase Agreement, as amended (the SPA)  with JH Partners, LLC, as the investor representative (or Investor Representative), and JH Partners Evergreen Fund, L.P. (or JH Evergreen), JH Investment Partners III, L.P. (or JH Investment III) and JH Investment Partners GP Fund III, LLC (or JH Investment GP Fund and together with JH Evergreen and JH Investment III, the Investors).   Pursuant to the SPA, on January 8, 2010, the Investors purchased 22,000 shares of our Series B Cumulative Preferred Stock, and 196,702 shares of our Series C Junior Participating Preferred Stock for an aggregate purchase price of $22.0 million.  In connection with our sale to the Investors of the Preferred Shares, the Investors acquired control of Image.  After subsequent transactions involving our capital stock, the Investors beneficially own approximately 69% of our outstanding voting securities as of June 30, 2012.

Pursuant to the SPA, we are required to pay the Investor Representative or its designee a management fee of $300,000 on each of December 31, 2010 and December 31, 2011.  As of each of June 30, 2012 and March 31, 2012, $600,000 was included as a component of accrued liabilities and none and $75,000 was included in general and administrative expenses for the three months ended June 30, 2012 and 2011, respectively.

JH Partners, LLC and Affiliates Guaranty

In connection with PNC Credit Facility, JH Partners, LLC and certain of its affiliates guaranteed up to a maximum of $6.5 million.  Effective July 13, 2011, the PNC Credit Facility was amended solely to allow for contemplated consideration to be paid to JH Parties, which consideration includes (i) $500,000 commitment fee and (ii) a 5% annual fee on the total credit support provided, half of which is payable monthly in cash and half of which is deferred for 12 months, convertible at JH Parties’ option into Image common stock at the end of the 12 months.  Of this consideration, during the three months ended June 30, 2012 and 2011 $181,000 and none was included as a component of operating expense and at June 30, 2012 and March 31, 2012, $630,000 and $543,000, respectively, was included in accrued liabilities.  See “Note 5. Revolving Credit Facility” above.

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

Note 13.	Subsequent Events.

We have performed an evaluation of subsequent events through the date we issued these financial statements.

Fourth Amendment to Revolving Credit and Security Agreement

On July 31, 2012, we entered into the Fourth Amendment to Revolving Credit and Security Agreement with PNC.  Among other non-substantive changes, the amendment revised certain covenant definitions.  There was no change to the borrowing capacity.

Index

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions.  As described at the beginning of this Quarterly Report under the heading “Forward-Looking Statements,” our actual results could differ materially from those anticipated in these forward-looking statements.  Factors that could contribute to such differences include those discussed elsewhere in this Quarterly Report under the heading “Forward-Looking Statements.”  You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report.  Except as may be required under federal law, we undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur

You should read the following discussion and analysis in conjunction with our consolidated financial statements and related footnotes included in Item 1 of this Quarterly Report and with our audited consolidated financial statements and notes thereto, and with the information under the headings entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” in our Annual Report on Form 10-K.

Overview

We are a leading independent licensee and distributor of entertainment programming in North America.  We release our library of exclusive content on a variety of formats and platforms, including packaged goods (DVD, Blu-ray Disc® (or Blu-ray)), digital (video-on-demand (or VOD), electronic sell-through (or EST) and streaming), broadcast television (cable or satellite, including VOD and pay-per-view), theatrical and non-theatrical (airplanes, libraries, hotels and cruise ships) exploitation.  We have one reporting segment, Worldwide Entertainment, which consists of the acquisition, content enhancement and worldwide distribution of exclusive content on the formats and platforms mentioned above.

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

First Quarter Fiscal 2013 Highlights

●
Net revenues for the quarter ended June 30, 2012 were essentially flat at $23,269,000, compared to net revenues of $23,286,000 for the three months ended June 30, 2011.  However, the net revenues by format were substantially different due to changes in product and format mix, including the digital and broadcast release of two high profile new releases in the prior year quarter ended June 30, 2011.

o	Packaged goods (DVD and Blu-ray) revenues increased 12.1% to $19.6 million, from $17.5 million.
o	Digital distribution revenues decreased 37.7% to $2.1 million, from $3.3 million.
o	Broadcast revenues decreased 44.6% to $1.2 million, from $2.1 million.
o	Other net revenues, including theatrical and non-theatrical, increased 10.2% to $422,000, from $383,000.

●	Gross profit margins were 24.3%, compared to 23.6% for the three months ended June 30, 2011, primarily as a result of changes in product and format mix.

●
Selling expenses approximated 7.0% of net revenues, down from 10.6% of net revenues for the three months ended June 30, 2011, primarily due to lower advertising and promotional expenses compared to the June 2011 quarter, which included two high profile new releases The Way Back and Passion Play.

●
General and administrative expenses were $3,182,000 compared to $3,929,000, for the three months ended June 30, 2011, and, as a percentage of consolidated net revenues, decreased to 13.7% from 16.9% for three months ended June 30, 2011.  Lower management fees and legal fees primarily accounted for the decrease in overall expense as compared to the prior year quarter.

●	Income from operations was $846,000, compared to loss from operations of $915,000, for the three months ended June 30, 2011.

●
Net loss applicable to common shareholders was $495,000 ($0.00 per diluted share), compared to a net loss applicable to common shareholders of $1,819,000 ($0.01 per diluted share) for the three months ended June 30, 2011.

The highlights above are intended to identify some of our more significant events and transactions during the quarter ended June 30, 2012.  However, these highlights are not intended to be a full discussion of our results for the quarter.  These highlights should be read in conjunction with the following discussion of “Results of Operations” and “Liquidity and Capital Resources” and with our consolidated financial statements and notes thereto accompanying this Quarterly Report.

Index

Recent Events

RLJ Transaction

On April 2, 2012, RLJ Acquisition, Inc., which we refer to as RLJ, and Image entered into an Agreement and Plan of Merger, which we refer to as the merger agreement.  Concurrently with the execution of the merger agreement, RLJ, Acorn Media Group, Inc. (or Acorn), and the shareholders of Acorn entered into a stock purchase agreement, which we refer as the Acorn purchase agreement.  At the closing of the transactions contemplated by the merger agreement and the Acorn purchase agreement, each of Image and Acorn will be wholly owned subsidiaries of RLJ Entertainment, Inc.  After the completion of the proposed business combination contemplated by the merger agreement and the Acorn purchase agreement, the current stockholders of Image and Acorn will own approximately 11% and 5%, respectively, of a new combined company, RLJ Entertainment, Inc., which we refer to as RLJ Entertainment, and the current stockholders of RLJ will own approximately 84% of RLJ Entertainment, assuming that none of the RLJ stockholders exercise rights to redeem the RLJ stock they hold. RLJ Entertainment is expected to apply to list its shares on The Nasdaq Stock Market.  The purchase consideration for Image shareholders is valued at approximately $44.0 million.  The purchase consideration includes $22.6 million in cash and notes to purchase the Series B Preferred Stock of Image and RLJ Entertainment common stock valued at approximately $21.4 million in exchange for the outstanding common shares of Image.  A registration statement filed with the SEC by RLJ Entertainment, Inc. to effect the forgoing transactions has been declared effective.

Results of Operations

Our unaudited consolidated financial information for the three months ended June 30, 2012, should be read in conjunction with our consolidated financial statements and the notes thereto and the section entitled “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K filed on June 14, 2012.

We have one reporting segment, our Worldwide Entertainment business, which consists of the acquisition, content enhancement and worldwide distribution of exclusive content in various formats, including DVD, Blu-ray, digital, broadcast, including cable and satellite, video-on-demand, streaming video, downloading and sublicensing.

Net Revenues

Net Revenues.  Our consolidated net revenues were flat at $23,269,000, compared to $23,286,000 for the three months ended June 30, 2011.

Net Revenue by Format:

	Three Months Ended June 30,
	2012	2011	% Change
	(in thousands)
Packaged Goods (DVD & Blu-ray)	$19,631	$17,510	12.1%
Digital	2,062	3,311	(37.7)
Broadcast	1,154	2,082	(44.6)
Sublicensing and Other	422	383	10.2
Net Revenues	$23,269	$23,286	0.1%

As a percentage of net revenues:
Packaged Goods (DVD & Blu-ray)	84.4%	75.2%
Digital	8.8	14.2
Broadcast	5.0	9.0
Sublicensing and Other	1.8	1.6
	100.0%	100.0%

Index

Our best selling new releases for the June 2012 quarter as compared to the June 2011 quarter were:

June 2012 Quarter

Memorial Day (starring Jonathan Bennett, James Cromwell, John Cromwell)
The Twilight Zone: The Complete Series (Blu-ray version)
Radio Rebel (starring Debby Ryan)
Harold & Maude (a Hal Ashby film – Criterion Collection)
Being John Malkovich (starring John Malkovich, Cameron
Diaz, John Cusack, Catherine Keener – Criterion Collection)
Teen Spirit (an ABC Family original movie)
Shallow Grave (a Danny Boyle film – Criterion Collection)
Certified Copy (starring Academy Award winners Juliette
Binoche and Jean-Claude Carrière – Criterion Collection)
The Twilight Zone: More Fan Favorites
David E. Talbert’s A Fool and His Money
Summer with Monika (an Ingmar Bergman film – Criterion Collection)

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
Kiss Me Deadly (Criterion Collection)
Something Wild (Criterion Collection)
Kes (Criterion Collection)
The Makioka Sisters (Criterion Collection)
Mega Python Vs. Gatoroid

Cost of Sales

Our consolidated cost of sales for the quarter ended June 30, 2012 was $17,609,000, or 75.7% of net revenues, compared to $17,795,000, or 76.4% of net revenues, for the same quarter last year.  The fluctuation in consolidated cost of sales as a percentage of consolidated net revenue between the two periods is discussed in Gross Profit Margin below.

Gross Profit Margins

Our consolidated gross margins for the June 2012 quarter were $5,660,000, or 24.3% of net revenues, compared to $5,491,000, or 23.6% of net revenues, for the June 2011 quarter, primarily as a result of changes in product and format mix.

Generally, items affecting our gross margins include:

●	the sales mix of individual titles (each of our exclusive agreements has differing terms);
●	the strength of a title’s sales performance;
●	the selling price of a title;
●	the costs that we are responsible for, including disc manufacturing and distribution costs; and
●	third-party net profit participations, specifically the royalty rates, distribution fees retained and profit splits provided for in the agreements.

A reconciliation of the factors contributing to the increase in gross margin percentage for the June 2012 quarter of 24.3% from the June 2011 quarter of 23.6% follows:

3.7%	Changes in product and format mix
1.1	Lower manufacturing and production costs
(2.0)	Higher freight and fulfillment expenses
(2.1)	Higher pricing discounts and market development funds provided to customers
0.7%	Increase in gross profit margin

Selling Expenses

             Selling expenses for the three months ended June 30, 2012 were $1,632,000 compared to $2,477,000 for three months ended June 30, 2011 and, as a percentage of consolidated net revenues, decreased to 7.0% from 10.6% for three months ended June 30, 2011.  This decrease was primarily due to lower advertising and promotional expenses compared to the June 2011 quarter, which included two high profile new releases The Way Back and Passion Play.

Index

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2012 were $3,182,000 compared to $3,929,000 for three months ended June 30, 2011 and, as a percentage of consolidated net revenues, decreased to 13.7% from 16.9% for three months ended June 30, 2011.

The decrease in general and administrative expenses was due to the following changes compared to the quarter ended June 30, 2011:

•	legal fees were $423,000 less;
•	external management fees were $261,000 lower; and
•	bad debt expense was $69,000 lower.

Other Expenses/Income

Other Expenses/Income consisted of interest expense, change in fair value of noncontrolling interest and other expense/income.

Interest Expense

	Three Months Ended June 30,
	2012	2011	% Change
	(in thousands)
Noncash amortization of debt discount	$14	$52	(73.1)%
Noncash amortization of deferred financing costs	36	277	(87.0)
Cash interest expense, net of interest income	148	64	131.3
Interest expense, net	$198	$393	(49.6)%

As a percentage of net revenues	0.9%	1.7%	(0.8)%

Interest expense, net of interest income, for the three months ended June 30, 2012, decreased to $198,000, from $393,000 for the three months ended June 30, 2011 primarily as a result of increased interest-bearing debt fees.  Net noncash charges to interest expense, representing amortization of the manufacturing advance debt discount and deferred financing costs for the three months ended June 30, 2012, totaled $50,000 compared to $329,000 for the three months ended June 30, 2011.

Change in Fair Value of Noncontrolling Interest

The change in the fair value of noncontrolling interest liability due to the valuation of the mandatorily redeemable right to purchase the IMHE Noncontrolling Interest resulted in expense of $21,000 for the three months ended June 30, 2012 and income of $173,000 for the three months ended June 30, 2011.

Other Expense (Income)

Other expense of $165,000 for the three months ended June 30, 2012 resulted from the noncontrolling interest portion of the IMHE net operating results.  Other expense of $9,000 for the three months ended June 30, 2011 resulted from $72,000 of income from the change in fair value of a warrant and $81,000 of expense relating to the noncontrolling interest portion of the IMHE net operating results.

Income Taxes

We recorded federal and state tax expense of approximately $77,000 for the quarter ended June 30, 2012, using an estimated effective tax rate of (24.8)% for fiscal 2013.  The tax rate is lower than statutory rates due to the utilization of net operating loss carryforwards.  We recorded federal and state tax benefit of $116,000 for the quarter ended June 30, 2011.

Index

Liquidity and Capital Resources

At June 30, 2012, we had a working capital deficit of $2.6 million compared to a working capital deficit of $6.4 million at March 31, 2012.

Our working capital has historically been generated from the following sources:

●	operating cash flows;
●	availability under our revolving line of credit;
●	private placement of debt and equity instruments;
●	advances from our disc manufacturer; and
●	trade credit.

The more significant factors affecting cash provided by operating activities during the quarter ended June 30, 2012 were:

●	decreased royalties and distribution fee advances paid for exclusive content of $5.0 million.

The more significant factors affecting cash used in operating activities during the quarter ended June 30, 2012 were:

●	increased accounts receivable of $7.5 million as a result of timing differences where collections forecasted for the latter part of June 2012 were subsequently received in the first week of July;
●	increased production cost expenditures of $893,000; and
●	increased inventories of $723,000.

Capital Resources

Cash.  As of June 30, 2012, we had cash of $266,000, as compared to $368,000 as of March 31, 2012.

Borrowing Availability.  At June 30, 2012, our borrowing availability was $2.4 million ($3.8 million based upon eligible accounts receivable less the $1.35 million reserve against the borrowing base).

Revolving Credit Facility.  During the three months ended June 30, 2012, we had a revolving credit facility with PNC Bank, N.A. (or PNC) that provides for up to a $17.5 million revolving line of credit commitment including a letter of credit subfacility with a $1.5 million sublimit.  Advances under the PNC revolving credit facility generally are limited to the total of: (i) 85% of eligible accounts receivable; (ii) 60% of eligible inventory (with an inventory sublimit of 25% of the borrowing base); and (iii) the lesser of $3 million or the amount of certain letters of credit provided by one or more affiliates of JH Partners, LLC (or JH Parties).  Reserves against the borrowing base and eligibility determinations generally are made at PNC’s discretion.  In addition, the amount of outstanding credit under the PNC revolving credit facility is capped at $5 million during a 30-day clean-up period annually between January 1 and April 30, with such period to commence each year on a date we select.  This clean-up period was waived by PNC for calendar year 2012.

We were in compliance with all financial and operating covenants under the PNC revolving credit facility at June 30, 2012.  These covenants are measured at various times through-out the year, and while we believe we will be in compliance with all financial and operating covenants at those dates, given our current liquidity constraints there can be no assurance that we will continue to be in compliance.

Disc Replication Advance.  Sony Pictures Home Entertainment Inc. (or SPHE) manufactures our tangible goods, including DVDs and Blu-ray discs.  On September 8, 2010, we received an interest-free $2.5 million advance against future manufacturing from SPHE, that was repaid at the rate $0.15 per disc manufactured.

Given our history of losses and negative cash flows, we may need to supplement our sources of working capital with additional financing to sustain operations.  Future capital requirements will depend on many factors, including our rate of revenue growth and acquisition of programming content.  If existing capital resources and sales growth are not sufficient to fund future activities, we may need to raise funds through private equity offerings, debt-financing and public financing, as well as to limit cash outflows through monitoring and controlling our expenditures.  Additional funds may not be available on terms favorable to us or at all.  Failure to raise additional capital, if and when needed, could have a material adverse effect on our financial position, results of operations, and cash flows.

Index

While our working capital deficit has improved over the past quarter, our cash requirements for content acquisition continue to exceed the level of cash generated by day-to-day operations.  At June 30, 2012, we had a working capital deficit of $2.6 million, compared to a working capital deficit of $6.4 million at March 31, 2012.  At June 30, 2012, we had an accumulated deficit of $59.4 million, compared to an accumulated deficit of $58.9 million at March 31, 2012.  We may need to raise additional funds to acquire the rights to content we find desirable, particularly with respect to our competition for home entertainment rights to feature films.  Therefore, maximizing available working capital is critical to our business operations.  Our ability to borrow against collateralized assets such as receivables and inventory is more favorable compared to our previous revolving credit line.

Off-Balance Sheet Arrangements

We currently do not have any off-balance sheet arrangements.

Critical Accounting Policies and Procedures

There have been no significant changes in the critical accounting policies disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K filed on June 14, 2012.

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

Our results of operations and financial condition are subject to numerous risks and uncertainties described in our Annual Report on Form 10-K filed on June 14, 2012.  You should carefully consider these risk factors in conjunction with the other information contained in this Quarterly Report.  Should any of these risks materialize, our business, financial condition and future prospects could be negatively impacted.  As of June 30, 2012, there have been no material changes to the risk factors set forth in that Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Index

Item 6.	Exhibits.

10.1*	Fourth Amendment to Revolving Credit and Security Agreement dated July 31, 2012, between PNC Bank National Association, Image Entertainment, Inc. and Image/Madacy Home Entertainment, LLC.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1*	Section 1350 Certification of Chief Executive Officer.

32.2*	Section 1350 Certification of Chief Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

_____________
*	Filed herewith.
†	Management contract or compensatory plan or arrangement.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMAGE ENTERTAINMENT, INC.

Date: August 14, 2012	By:	/s/THEODORE S. GREEN
Theodore S. Green
Chief Executive Officer and Chairman of the Board
(Authorized Officer and Principal Executive Officer)

Date: August 14, 2012	By:	/s/JOHN P. AVAGLIANO
John P. Avagliano
Chief Operating Officer and Chief Financial Officer
(Authorized Officer and Principal Financial Officer)

Index

EXHIBIT INDEX

10.1*	Fourth Amendment to Revolving Credit and Security Agreement dated July 31, 2012, between PNC Bank National Association, Image Entertainment, Inc. and Image/Madacy Home Entertainment, LLC.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1*	Section 1350 Certification of Chief Executive Officer.

32.2*	Section 1350 Certification of Chief Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

_____________
*	Filed herewith.
†	Management contract or compensatory plan or arrangement.